Form 10-Q
period 1999-06-30
PRIVATEBANCORP INC
filed 1999-08-16
CIK 889936

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1999
                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For transition period from ________ to ________

                        Commission File Number: 000-25887

                              PRIVATEBANCORP, INC.
             (Exact name of Registrant as specified in its charter.)



          Delaware                                    36-3681151
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

    Ten North Dearborn Street
       Chicago, Illinois                                 60602
(Address of principal executive offices)               (ZIP code)


                                 (312) 683-7100
              (Registrant's telephone number, including area code)

     Indicate by checkmark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

================================================================================
       Class                                   Outstanding as of August 6, 1999
--------------------------------------------------------------------------------
Common, no par value                                    4,584,092
================================================================================

                              PRIVATEBANCORP, INC.

                           FORM 10-Q Quarterly Report

                                Table of Contents


                                     PART I


                                                                    Page Number
                                                                    -----------

Item 1.  Financial Statements................................................1

Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations....................7

Item 3.  Quantitative and Qualitative Disclosures about Market Risk..........16


                                     PART II


Item 1.  Legal Proceedings...................................................19

Item 2.  Changes in Securities and Use of Proceeds...........................19

Item 3.  Defaults Upon Senior Securities.....................................19

Item 4.  Submission of Matters to a Vote of Security Holders.................19

Item 5.  Other Information...................................................20

Item 6.  Exhibits and Reports on Form 8-K....................................20

Form 10-Q Signature Page.....................................................21

Exhibit Index................................................................22

                         PART I - Financial Information
                              PRIVATEBANCORP, INC.
                     CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)


                                                                   JUNE 30,     DECEMBER 31,     JUNE 30,
                                                                     1999           1998           1998
                                                                   ---------    ------------     ---------
                                                                  (unaudited)                   (unaudited)

ASSETS
Cash and due from banks.........................................   $  9,896       $ 11,895       $ 12,072
Federal funds sold..............................................        995          3,619         22,415
                                                                   --------       --------       --------
     Total cash and cash equivalents............................     10,891         15,514         34,487
                                                                   --------       --------       --------
Available-for-sale securities, at fair value....................     89,026        116,891         45,037
                                                                   --------       --------       --------
Loans...........................................................    335,306        281,965        237,972
 Allowance for loan losses......................................     (3,903)        (3,410)        (3,230)
                                                                   --------       --------       --------
Net loans.......................................................    331,403        278,555        234,742
                                                                   --------       --------       --------
Bank premises and equipment, net................................      1,477          1,588          1,775
                                                                   --------       --------       --------
Accrued interest receivable.....................................      2,799          2,264          2,064
                                                                   --------       --------       --------
Other assets....................................................      2,573          1,496          2,075
                                                                   --------       --------       --------
Total assets....................................................   $438,169       $416,308       $320,180
                                                                   ========       ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits
 Noninterest-bearing............................................   $ 34,267       $ 39,490       $ 25,353
 Interest-bearing...............................................     26,286         26,508         22,930
Savings and money market deposit accounts.......................    176,482        170,713        136,786
Other time deposits.............................................    137,997        128,282        106,839
                                                                   --------       --------       --------
     Total deposits.............................................    375,032        364,993        291,908
Funds borrowed..................................................     31,000         20,000             --
Accrued interest payable........................................        721            721            558
Other liabilities...............................................      1,450          1,320          1,603
                                                                   --------       --------       --------
Total liabilities...............................................    408,203        387,034        294,069
                                                                   --------       --------       --------

STOCKHOLDERS' EQUITY
Preferred Stock, 1,000,000 shares authorized....................         --             --             --
Common stock, without par value; 12,000,000 shares
 authorized; 3,451,824; 3,431,424; and 3,319,824 shares
 issued and outstanding as of June 30, 1999,
 December 31, 1998, and June 30, 1998, respectively.............      3,452          3,431          3,320
Surplus.........................................................     22,600         22,274         20,991
Retained earnings...............................................      6,879          4,912          3,311
Accumulated other comprehensive income .........................     (1,219)           151             65
Deferred compensation...........................................       (796)          (544)          (626)
Loan to executive officer.......................................       (950)          (950)          (950)
                                                                   --------       --------       --------
Total stockholders' equity......................................     29,966         29,274         26,111
                                                                   --------       --------       --------
Total liabilities and stockholders' equity......................   $438,169       $416,308       $320,180
                                                                   ========       ========       ========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                              PRIVATEBANCORP, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (unaudited)
                      (In thousands, except per share data)

                                                            SIX MONTHS ENDED             THREE MONTHS ENDED
                                                                 JUNE 30,                     JUNE 30,
                                                          -----------------------      ---------------------
                                                            1999           1998         1999          1998
                                                          --------       --------     --------      --------
INTEREST INCOME
Loans, including fees..................................   $11,854         $ 9,499      $6,218       $4,875
Federal funds sold and interest bearing deposits               81             911          33          413
Securities.............................................     2,864           1,425       1,294          698
                                                          -------         -------      ------       ------
     Total interest income.............................    14,799          11,835       7,545        5,986
                                                          -------         -------      ------       ------

INTEREST EXPENSE
Deposits:
    Interest-bearing demand............................       282             239         140          118
    Savings and money market deposit accounts..........     3,519           3,190       1,719        1,561
    Other time.........................................     3,480           2,778       1,729        1,432
Funds borrowed.........................................       505              --         360           --
                                                          -------         -------      ------       ------
Total interest expense.................................     7,786           6,207       3,948        3,111
                                                          -------         -------      ------       ------

Net interest income....................................     7,013           5,628       3,597        2,875

Provision for loan losses..............................       498             180         213           90
                                                          -------         -------      ------       ------

Net interest income after provision for loan losses....     6,515           5,448       3,384        2,785
                                                          -------         -------      ------       ------

NON-INTEREST INCOME
Banking and trust services.............................       908             593         512          320
Securities gains.......................................        50              --           4           --
                                                          -------         -------      ------       ------
     Total non-interest income.........................       958             593         516          320
                                                          -------         -------      ------       ------

NON-INTEREST EXPENSE
Salaries and employee benefits.........................     2,203           2,006       1,088          904
Occupancy expense, net.................................       725             667         373          333
Other non-interest expense.............................     1,706           1,282         918          717
                                                          -------         -------      ------       ------
      Total non-interest expense.......................     4,634           3,955       2,379        1,954
                                                          -------         -------      ------       ------

Income before income taxes.............................     2,839           2,086       1,521        1,151

Income tax provision...................................       700             814         409          449
                                                          -------         -------      ------       ------

NET INCOME.............................................   $ 2,139         $ 1,272      $1,112       $  702
                                                          =======         =======      ======       ======

Basic earnings per share...............................   $  0.62         $  0.39      $ 0.32       $ 0.21
Diluted earnings per share.............................   $  0.58         $  0.37      $ 0.30       $ 0.20

The accompanying notes to consolidated financial statements are an integral part of these statements.
                                        2

                              PRIVATEBANCORP, INC.
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
                    Six Months Ended June 30, 1998 and 1999
                     (In thousands, except per share data)

                                                                                ACCUMULATED
                                                                                   OTHER                    LOAN TO      TOTAL
                                                  COMMON             RETAINED  COMPREHENSIVE    DEFERRED   EXECUTIVE  STOCKHOLDERS'
                                                  STOCK    SURPLUS   EARNINGS     INCOME      COMPENSATION  OFFICER      EQUITY
                                                  ------   -------   --------  -------------  ------------  -------   -------------

Balance, January 1, 1998........................  $3,217   $19,782    $2,165      $    29         $(506)     $  --      $24,687
   Net income...................................      --        --     1,272           --            --         --        1,272
 Net increase in fair value of securities
    classified as available-for-sale, net of
    income taxes and reclassification
    adjustments.................................      --        --        --           36            --         --           36
                                                  ------   -------    ------      -------         -----      -----      -------
Total comprehensive income......................                        1272           36                                 1,308
                                                  ------   -------    ------      -------         -----      -----      -------
Cash dividends declared ($0.04 per share).......      --        --      (126)          --            --         --         (126)
Issuance of common stock........................     103     1,209        --           --            --         --        1,312
Awards granted..................................      --        --        --           --          (187)        --         (187)
Amortization of deferred compensation...........      --        --        --           --            67         --           67
Loan to chief executive officer.................      --        --        --           --            --       (950)        (950)
                                                  ------   -------    ------      -------         -----      -----      -------
Balance, June 30, 1998..........................  $3,320   $20,991    $3,311      $    65         $(626)     $(950)     $26,111
                                                  ======   =======    ======      =======         =====      =====      =======

Balance, January 1, 1999........................  $3,431   $22,274    $4,913      $   150         $(544)     $(950)     $29,274
   Net income...................................      --        --     2,139           --            --         --        2,139
 Net decrease in fair value of securities
    classified as available-for-sale, net of
    income taxes and reclassification
    adjustments.................................      --        --        --       (1,369)           --         --       (1,369)
                                                  ------   -------    ------      -------         -----      -----      -------
Total comprehensive income......................      --        --     2,139       (1,369)           --         --          770
                                                  ------   -------    ------      -------         -----      -----      -------
Cash dividends declared ($0.05 per share).......      --        --      (172)          --            --         --         (172)
Issuance of common stock........................      21       326        --           --            --         --          347
Awards granted..................................      --        --        --           --          (347)        --         (347)
Amortization of deferred compensation...........      --        --        --           --            94         --           94
                                                  ------   -------    ------      -------         -----      -----      -------
Balance, June 30, 1999..........................  $3,452   $22,600    $6,880      $(1,219)        $(797)     $(950)     $29,966
                                                  ======   =======    ======      =======         =====      =====      =======


The accompanying notes to consolidated financial statements are an integral part of these statements.
                                        3

                              PRIVATEBANCORP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                     Six Months Ended June 30, 1999 and 1998
                 (In thousands, except share and per share data)

                                                                                   SIX MONTHS ENDED
                                                                                      JUNE 30,
                                                                               ------------------------
                                                                                 1999           1998
                                                                               --------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income.............................................................       $ 2,139        $  1,272
                                                                               -------        --------
 Adjustments to reconcile net income to net cash provided by operating activities
    Depreciation and amortization.......................................           251             248
    Amortization of deferred compensation...............................            95              67
    Provision for loan losses...........................................           498             181
    Gain on sale of securities..........................................           (50)             --
    (Decrease) increase in deferred loan fees...........................           (10)             61
    (Increase) in accrued interest receivable...........................          (535)           (482)
    Increase in accrued interest payable................................            --             105
    Increase in other assets............................................          (448)           (746)
    Increase in other liabilities.......................................           130             645
                                                                               -------         -------
       Total adjustments................................................           (69)             79
                                                                               -------         -------
       Net cash provided by operating activities........................         2,070           1,351
                                                                               -------         -------

CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from maturities, paydowns, and sales of securities............        35,175          36,001
 Purchase of securities available-for-sale..............................        (9,258)        (15,596)
 Net loan principal advanced............................................       (53,683)        (20,488)
 Bank premises and equipment expenditures...............................          (140)           (119)
                                                                               -------         -------
    Net cash used in investing activities...............................       (27,906)           (202)
                                                                               -------         -------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in total deposits.......................................        10,038           6,135
   Issuance of common stock.............................................           347           1,124
   Dividends paid.......................................................          (172)           (127)
   Proceeds from funds borrowed.........................................        31,000              --
   Principal reductions of funds borrowed...............................       (20,000)             --
                                                                               -------         -------
      Net cash provided by financing activities.........................        21,213           7,132
                                                                               -------         -------

Net (decrease) increase  in cash and cash equivalents...................        (4,623)          8,281

Cash and cash equivalents at beginning of year..........................        15,514          26,206
                                                                               -------         -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD..............................       $10,891         $34,847
                                                                               =======         =======

NON-CASH TRANSACTION
    Loan to executive officer for purchase of common stock..............            --         $   950
                                                                               -------         -------

The accompanying notes to consolidated financial statements are an integral part of these statements.
                                        4

                         NOTE 1 - BASIS OF PRESENTATION

     The financial information of PRIVATEBANCORP, Inc. (the "Company") included herein is unaudited; however, such information reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation for the interim periods. The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.

     The annualized results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results expected for the full year ending December 31, 1999. The accompanying consolidated financial statements are unaudited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, or cash flows in accordance with generally accepted accounting principles. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 1998 included in the Company's registration statement on Form S-1 (File No. 333-77147).

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reported period. Actual results could differ from these estimates.


                           NOTE 2 - EARNINGS PER SHARE

     The following table shows the computation of basic and diluted earnings per share (in thousands except per share data):

                                                                SIX MONTHS ENDED            THREE MONTHS ENDED
                                                                    JUNE 30,                      JUNE 30,
                                                          ----------------------------- -----------------------------
                                                               1999           1998           1999           1998
                                                          -------------- -------------- --------------- -------------
NET INCOME                                                     $2,139         $1,272        $1,112         $  702
                                                               ======         ======        ======         ======
Average common shares outstanding.........................      3,443          3,254         3,452          3,273
Average common shares equivalent (1)......................        250            184           253            216
                                                               ------         ------        ------         ------
Weighted average common shares and common share
 equivalents..............................................      3,693          3,438         3,705          3,489
                                                               ======         ======        ======         ======
Net income per average common share - basic...............     $ 0.62         $ 0.39        $ 0.32         $ 0.21
                                                               ======         ======        ======         ======
Net income per average common share - diluted.............     $ 0.58         $ 0.37        $ 0.30         $ 0.20
                                                               ======         ======        ======         ======

------------
(1) Common shares equivalent result from stock options being treated as if they had been exercised and are computed by application of the treasury stock method.


                        NOTE 3 - NEW ACCOUNTING STANDARDS

     Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Related Hedging Activities", will, on January 1, 2001, require all derivatives to be recorded at fair value in the balance sheet, with changes in fair value recorded in the income statement. If derivatives are documented and effective as hedges, the change in the derivative fair value will be offset by an equal change in the fair value of the hedged item. All hedge ineffectiveness will be recognized immediately in earnings. The Statement may be adopted early at the start of a calendar quarter. The Company does not plan to adopt the Statement early and adoption is not expected to have a material impact since the Company does not have derivative instruments or hedging activity.

     Statement of Financial Accounting Standards No. 134, "Accounting for Mortgage Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise", will, on January 1, 1999, allow mortgage loans that are securitized to be classified as trading, available for sale, or in certain circumstances, held to maturity. Currently, these must be classified as trading. Since the Company has not securitized loans, this Statement is not expected to impact the Company.

                           NOTE 4 - OPERATING SEGMENTS

     The Bank provides personal and commercial banking services to affluent individuals, professionals and their business interests in the Chicago metropolitan area. Such services include loans, deposit instruments, investments, and trust services. For purposes of making operating decisions and assessing performance, management treats the Company and Bank as one operating segment.


             NOTE 5 - ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying values and estimated fair values of financial instruments as of June 30, 1999 have not materially changed on a relative basis from the carrying values and estimated fair values of financial instruments disclosed as of December 31, 1998.


                       NOTE 6 - OTHER COMPREHENSIVE INCOME

     Change in fair value of securities available for sale is presented on a net basis on the Consolidated Statement of Changes in Stockholders' Equity. The following table discloses the changes in other comprehensive income as of June 30, 1999 and 1998 on a gross basis:

                                                                                       JUNE 30, 1999
                                                                         -----------------------------------------
                                                                         BEFORE            TAX
                                                                          TAX           (BENEFIT)       NET OF TAX
                                                                         AMOUNT          EXPENSE          AMOUNT
                                                                         ------         ---------       ----------

Unrealized (losses) on securities available for sale--
     Unrealized holding losses......................................    $(2,194)          $(856)         $(1,338)
     Less: reclassification adjustment for gain included in net
           income...................................................         50              19               31
                                                                        -------           -----          -------
Net unrealized (losses).............................................    $(2,244)          $(875)         $(1,369)
                                                                        =======           =====          =======


                                                                                       JUNE 30, 1998
                                                                         -----------------------------------------
                                                                         BEFORE            TAX
                                                                           TAX          (BENEFIT)       NET OF TAX
                                                                         AMOUNT          EXPENSE          AMOUNT
                                                                         ------         ---------       ----------
Unrealized gains on securities available for sale--
     Unrealized holding gains.......................................       $59             $23             $36
                                                                           ===             ===             ===


                           NOTE 7 - SUBSEQUENT EVENTS

     All significant subsequent events have been disclosed in section Item 2 of Management's Discussion and Analysis.

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview
--------

     The Company was organized in 1989 to serve as the holding company for a de novo bank, The PrivateBank and Trust Company, which provides personal and commercial banking services to affluent individuals, professionals and their business interests in the Chicago metropolitan area. The Company opened its flagship Chicago location in 1991, and its full-service offices in the affluent community of Wilmette, Illinois, a North Shore suburb of Chicago, in 1994, and Oak Brook, Illinois, located in the rapidly growing western suburbs, in 1997.

     The profitability of our operations depends on our net interest income, provision for possible loan losses, non-interest income, and non-interest expense. Net interest income is the difference between the income we receive on our loan and investment portfolios and our cost of funds, which consists of interest paid on deposits and borrowings. The provision for possible loan losses reflects the cost of credit risk in our loan portfolio. Non-interest income consists primarily of trust fee income, and to a lesser extent, net securities gains and fees for ancillary banking services. Non-interest expense includes salaries and employee benefits as well as occupancy, data processing, marketing, professional fees, insurance, and other expenses.

     Net interest income is dependent on the amounts and yields of interest-earning assets as compared to the amounts and rates on interest-bearing liabilities. Net interest income is sensitive to changes in market rates of interest and our asset/liability management procedures in coping with such changes. The provision for loan losses is dependent on increases in the loan portfolio, management's assessment of the collectibility of the loan portfolio, loss experience, as well as economic and market factors. We earn trust fees for managing and administering investment funds for a variety of individuals, families and fiduciary relationships. Non-interest expenses are heavily influenced by the growth of operations. Growth in the number of client relationships directly affects the majority of our expense categories.

     Our non-interest income from fees and deposit service charges are below peer group levels. This is largely the result of the profile of our typical client. Our clients tend to have larger deposit account balances than customers of traditional banks. Because average balances tend to be high, we do not earn high service charge income typical of community banks.

     Higher account balances result in relatively low levels of transactions per account dollar and therefore our accounts are less costly to maintain. We believe that as we continue to grow, we will continue to experience lower overhead costs than other banks with similar aggregate levels of loans and deposits.

     On June 24, 1999 the Company entered into a definitive agreement to acquire Town Square Financial Corporation ("Towne Square") a recently formed corporation not yet engaged in business. Towne Square agreed to merge with the Company in a stock for stock transaction in lieu of pursuing its de novo strategy in St. Charles, Illinois. The Company believes that this transaction affords an excellent opportunity to expand its private banking in a rapidly growing market. The Company will establish a new office of The PrivateBank and Trust Company (the "Bank") in St. Charles, Illinois, and has obtained all necessary regulatory approvals. The Company expects to open the St. Charles office during the fourth quarter of 1999 and estimates that pre-tax start-up costs associated with the new office will approximate $430,000. Upon completing the Towne Square acquisition on August 6, 1999, the Company incurred a one-time charge to earnings of approximately $1.3 million, an amount equal to the excess of the value of stock issued over the net assets of Towne Square on the date of the closing. This charge is non-deductible for tax purposes. The Company issued 91,668 shares of common stock in the transaction.

     On June 28, 1999, the Company's common stock spilt two-for-one. On June 30, 1999, the Company completed an initial public offering of 900,000 shares of its common stock priced at $18 per share. Subsequent to the offering, the shares were listed on the Nasdaq National Market System under the symbol PVTB. The closing date of the offering was July 6, 1999, when the Company received net proceeds of $15.1 million (before deduction of offering expenses). Offering expenses payable by the Company are estimated at approximately $750,000. On July 26, 1999, an additional 135,000 shares were sold pursuant to the underwriters' exercise of their over allotment option for additional net proceeds of $2.3 million.

    RESULTS OF OPERATIONS - THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998

     Consolidated net income for the second quarter of 1999 was $1.1 million, or an increase of 58.4% above the $0.7 million earned in the second quarter of 1998. Diluted earnings were $0.30 per share for the second quarter in 1999 and $0.20 per share for the second quarter in 1998. Net interest income increased 25.1% to $3.6 million in the second quarter of 1999 compared to $2.9 million in the second quarter of 1998. Non-interest income increased 61.3% to $500,000 and non-interest expenses increased 21.8% to $2.4 million in the second quarter of 1999 compared to the comparable period in 1998.

     For the six months ended June 30, 1999, net income totaled $2.1 million, or $0.58 per diluted common share, compared to $1.3 million, or $0.37 per diluted common share, in the same period of 1998. Net interest income increased 24.6% to $7.0 million for the six months ended June 30, 1999, compared to $5.6 million in the same period of 1998. Non-interest income during the first half of 1999 increased 61.6% over the prior year period from $593,000 to $958,000.

Net Interest Income
-------------------

     Net interest income was $3.6 million and $2.9 million during the three months ended June 30, 1999 and June 30, 1998, respectively, an increase of 25.1%. Net interest margin (tax equivalent net interest income as a percentage of earning assets) for the three months ended June 30, 1999 and 1998 was 3.61% and 3.76%, respectively.

     Net interest income was $7.0 million and $5.6 million during the six months ended June 30, 1999 and 1998, respectively, an increase of 24.6%. The Company's net interest margin (tax equivalent net interest income as a percentage of earning assets) was 3.59% for the six months ended June 30, 1999, compared to 3.70% for the prior year period. Average earning assets during the six month period were $414 million. The decrease in net interest margin is attributable to tighter loan spreads due to competitive forces and general interest rate compression partially offset by a higher percentage of loans to total assets.

     Net interest income is defined as the difference between interest income and fees on earning assets and interest expense on deposits and borrowings. The related net interest margin represents the net interest income on a tax equivalent basis as a percentage of average earning assets during the period.

     The following table presents a summary of the Company's net interest income and related net interest margin, calculated on a tax equivalent basis (dollars in thousands):

                                                            SIX MONTHS ENDED                SIX MONTHS ENDED
                                                              JUNE 30, 1999                   JUNE 30, 1998
                                               ----------------------------------- ------------------------------------
                                                  AVERAGE     INTEREST     RATE      AVERAGE      INTEREST      RATE
                                               ------------ ------------ --------- ------------  ----------  ----------
Federal funds sold............................   $  3,486     $    81      4.65%     $ 33,471      $   911      5.44%
Investment securities (1).....................    105,099       3,355      6.38%       47,603        1,425      5.99%
Loans, net of unearned discount...............    305,217      11,854      7.77%      222,777        9,499      8.53%
                                                 --------     -------                --------      -------
                Total earning assets..........   $413,802     $15,290      7.39%     $303,851      $11,835      7.79%
                                                 ========     =======                ========      =======

Interest bearing deposits.....................   $340,046     $ 7,281      4.28%     $260,798      $ 6,207      4.76%
Funds borrowed................................     18,756         505      5.38%           --           --        --
                                                 --------     -------                --------      -------
Total interest bearing liabilities............   $358,802       7,786      4.34%     $260,798        6,207      4.76%
                                                 ========     -------                ========      -------
Tax equivalent net interest income............                $ 7,504                              $ 5,628
                                                              =======                              =======
Net interest spread...........................                             3.05%                                3.03%
Net interest margin...........................                             3.59%                                3.70%

------------
(1) Interest income on tax advantaged investment securities reflects a tax equivalent adjustment based on a marginal federal corporate tax rate of 35%. The total tax equivalent adjustment reflected in the above table is approximately $491,000 and $0 in the first six months of 1999 and 1998, respectively.

     The following table shows the dollar amount of changes in interest income and interest expense by major categories of interest-earning assets and interest-bearing liabilities attributable to changes in volume or rate or a mix of both, for the periods indicated. Volume variances are computed using the change in volume multiplied by the previous year's rate. Rate variances are computed using the changes in rate multiplied by the previous year's volume.

                           SIX MONTHS ENDED JUNE 30,
                  1999 COMPARED TO 1998 (DOLLARS IN THOUSANDS)

                                                           CHANGE          CHANGE          CHANGE
                                                           DUE TO          DUE TO          DUE TO         TOTAL
                                                            RATE           VOLUME           MIX          CHANGE
                                                          --------        --------        --------       -------
Federal funds sold.....................................   $   (28)        $(1,394)        $   592        $ (830)
Investment securities..................................       410           3,668          (2,148)        1,930
Loans, net of unearned discount........................    (2,320)          6,406          (1,731)        2,355
                                                          -------         -------         -------        ------
     Total interest income.............................    (1,938)          8,680          (3,287)        3,455
                                                          -------         -------         -------        ------
Interest bearing deposits..............................    (1,632)          3,392            (686)        1,074
Funds borrowed.........................................     1,009           1,009          (1,513)          505
                                                          -------         -------         -------        ------
     Total interest expense............................      (623)          4,401          (2,199)        1,579
                                                          -------         -------         -------        ------
Net interest income....................................   $(1,315)        $ 4,279         $(1,088)       $1,876
                                                          =======         =======         =======        ======

Provision for Loan Losses
-------------------------

     The Company's provision for loan losses was $213,000 for the second quarter of 1999 compared to $90,000 for the comparable period in 1998.

     The Company's provision for loan losses was $498,000 for the six months ended June 30, 1999 compared to $181,000 for the comparable period in 1998. Net charge-offs for the six months ended June 30, 1999 and 1998 were $5,000 and zero, respectively.

     For a discussion of the allowance for loan losses and the factors on which provisions are based, see page 11.

Non-interest Income
-------------------

     Non-interest income increased by $196,000, or 61.3%, in the second quarter of 1999 versus the second quarter of 1998. This increase was primarily driven by a 66.0% increase in trust fee income that was in turn a result of a 22.2% increase in trust assets under administration and a restructuring of fee agreements.

     Non-interest income increased approximately $365,000 or 61.6%, to $958,000 for the first half of 1999, as compared with $593,000 for the same period in 1998.

Non-interest Expense
--------------------

                                                    SIX MONTHS ENDED
                                                        JUNE 30,
                                                 ----------------------
                                                   1999          1998
                                                 --------      --------
                                                        (IN THOUSANDS)

Salaries and employee benefits.................   $2,203        $2,006
Occupancy......................................      725           667
Data processing................................      247           235
Marketing......................................      285           250
Professional fees..............................      404           256
Insurance......................................       79            62
Other expense..................................      691           478
                                                  ------        ------
     Total non-interest expense................   $4,634        $3,954
                                                  ======        ======

     Salary and employee benefit expense increased 9.8% from $2.0 million for the six months ended June 30, 1998 to $2.2 million for the six months ended June 30, 1999. The increase is due primarily to an increased number of employees. Full time equivalent employees increased 15% to 83 as of June 30, 1999 from 72 at June 30, 1998.

     Professional fees increased 57.8% to $404,000 for the first half of 1999 from $256,000 for the prior year period. The increase is due primarily to increased consulting services rendered in regards to year 2000 readiness. In addition, the increase in trust related business has resulted in increased investment management fees paid to third parties during the six months ended June 30, 1999.

Income Taxes
------------

     Our consolidated income tax rate varies from statutory rates principally due to certain interest income which is tax-exempt for federal and state purposes, and certain expenses which are disallowed for tax purposes. Decreases in our income tax provision for the six months ended June 30, 1999 as compared to the comparable period in 1998 resulted from our municipal bond portfolio and the initiation of a tax-advantaged investment program initiated in February 1999.

                              FINANCIAL CONDITION

     Total assets were $438.2 million at June 30, 1999, an increase of $118 million, or 37% over the $320.2 million a year earlier, and $22 million, or 5% over the $416.3 million at December 31, 1998. The balance sheet growth was created mainly through loan growth.

Loans
-----

     Total loans increased $97 million, or 41%, from $238 million at June 30, 1998, and $53 million, or 19%, from $282 million at December 31, 1998.

     The following table sets forth our loan portfolio by category (in thousands):

                         LOANS                            JUNE 30, 1999    DECEMBER 31, 1998     JUNE 30, 1998
                         -----                            -------------    -----------------     -------------

Commercial real estate..................................    $116,802            $ 94,392           $ 64,413
Residential real estate.................................      62,085              54,170             55,108
Commercial..............................................      63,520              46,800             40,419
Personal (1)............................................      72,131              64,195             64,310
Construction............................................      20,768              22,408             13,722
                                                            --------            --------           --------
               Total loans..............................    $335,306            $281,965           $237,972
                                                            ========            ========           ========

------------
(1) Includes home equity loans and overdraft lines.

Allowance for Loan Losses
-------------------------

     Loan quality is continually monitored by management and reviewed by the loan/investment committee of the Board of Directors of the Bank on a monthly basis. The amount of additions to the allowance for loan losses which is charged to earnings through the provision for loan losses is determined based on a variety of factors, including assessment of the credit risk of the portfolio, delinquent loans, and evaluation of current and prospective economic conditions in the market area, actual charge-offs during the year and historical loss experience.

     The Company maintains an allowance for loan losses sufficient to absorb credit losses inherent in the loan portfolio. The allowance for loan losses represents the Company's estimate of probable losses in the portfolio at each balance sheet date and is supported by all available and relevant information. The allowance for the loan losses contains provisions for probable losses that have been identified relating to specific borrowing relationships as well as probable losses inherent in the loan portfolio and credit undertakings that are not specifically identified. The Company believes that the allowance for loan losses is adequate to provide for estimated probable credit losses inherent in the loan portfolio.

     The allowance for loan losses as a percentage of total loans was 1.2% as of June 30, 1999, 1.2% as of December 31, 1998 and 1.4% as of June 30, 1998. In
management's judgment, an adequate allowance for loan losses has been established. Management judges the adequacy of the allowance by formally reviewing and analyzing potential problem credits, which entails assessing current and historical loss experience, loan portfolio trends, prevailing economic and business conditions, specific loan review and other relevant factors.

     Following is a summary of changes in the allowance for loan losses for the six months ended June 30 (in thousands):

                                                  1999         1998
                                                  ----         ----

Balance, January 1.............................  $3,410       $3,050
Provision charged to operations................     498          180
Loans charged-off (net)........................      (5)          --
                                                 ------       ------

 Balance, June 30..............................  $3,903       $3,230
                                                 ======       ======

Nonaccrual and Nonperforming Loans
----------------------------------

     Nonaccrual loans increased to $94,000 as of June 30, 1999 from zero as of December 31, 1998. Management does not believe that the increase in nonaccrual loans represents a decline in the overall quality of the loan portfolio at this time.

     Nonperforming loans include nonaccrual loans and accruing loans which are ninety days or more delinquent. Nonperforming loans were $804,000 as of June 30, 1999 compared to $1.016 million at December 31, 1998 and $47,000 at June 30, 1998. Nonperforming loans were .24%, .36% and .02% of total loans as of June 30, 1999, December 31, 1998 and June 30, 1998, respectively. Nonperforming loans were .18%, .24% and .01% of total assets as of June 30, 1999, December 31, 1998 and June 30, 1998, respectively.

Securities
----------

     All securities are classified as available-for-sale and may be sold as part of the Company's asset/liability management strategy in response to changes in interest rates, liquidity needs or significant prepayment risk. Securities available-for-sale are carried at fair value, with related unrealized net gains or losses, net of deferred income taxes, recorded as an adjustment to equity capital. As of June 30, 1999, net unrealized losses resulted in a $1.2 million decrease in equity. This was a decrease of $1.4 million from a net unrealized gain of $151,000 recorded as part of equity at December 31, 1998.

     Securities available-for-sale decreased 24% to $89 million as of June 30, 1999, from $117 million as of December 31, 1998. The general decline in investment securities is the result of management's decision to use the proceeds of matured securities to increase the Company's loan portfolio as lending opportunities became available. U.S. Treasury securities decreased by 18% to $5 million as of June 30, 1999. U.S. government agency securities and collateralized mortgage obligations decreased 45% to $34 million as of June 30, 1999 from $61 million as of December 31, 1998. A primary reason for the decreases in the government agency securities portfolio resulted from principal pay-downs that were driven by the low interest rate environment earlier in 1999. Municipal securities increased by 1% to $38 million as of June 30, 1999. The increase in unrealized losses of $2.2 million since December 31, 1998 is primarily attributable to the municipal securities portfolio; rising interest rates during the second quarter of 1999 have caused the municipal securities portfolio to decline in value. Corporate and equity securities remained relatively unchanged at $12 million as of June 30, 1999. Management does not consider any of these changes to represent a change in the management philosophy of the investment portfolio.

Deposits and Funds Borrowed
---------------------------

     Total deposits of $375 million as of June 30, 1999 represented an increase of $10 million or 3.0% from $365 million as of December 31, 1998. Non-interest-bearing deposits were $34 million as of June 30, 1999, approximately $5 million lower than the $39 million reported as of December 31, 1998. At the same time, interest-bearing demand deposits remained relatively stable at $26 million as of June 30, 1999. Savings and money market deposit accounts increased by approximately $6 million to $176 million at June 30, 1999. Other time deposits increased by approximately $10 million to $138 million as compared with the December 31, 1998 balance of $128 million.

     The Company's membership in the Federal Home Loan Bank System gives it the ability to borrow funds from the Federal Home Loan Bank of Chicago (FHLB) for short- or long-term purposes under a variety of programs. At June 30, 1999 FHLB borrowed funds totaled $28 million at an interest rate of 5.05%. This FHLB borrowing matured on July 6, 1999 and was subsequently renewed through August 1999. The borrowings were used to fund loan demand in advance of future anticipated deposit growth. The remaining borrowed funds represented federal funds purchased of $3 million.

Capital Resources
-----------------

     Stockholders' equity rose to $30 million, an increase of $690,000 from the 1998 year-end level, due primarily to the Company's net income from the first half of 1999. The change in the fair value of the available-for-sale investment portfolio decreased stockholders' equity by $1.4 million net of tax as of June 30, 1999. During July 1999, the Company raised approximately $16.6 million in capital through the issuance of 1.035 million shares.

     The Company and its Bank are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors, and the regulators can lower classifications in certain areas. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements.

     The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion and plans for capital restoration are required.

     The following table reflects various consolidated measures of capital at June 30, 1999 and December 31, 1998:

                                           JUNE 30, 1999    DECEMBER 31, 1998
                                           -------------    -----------------

Leverage ratio...........................      7.63%              7.92%
Tier 1 risk based capital ratio..........      9.63%             10.13%
Total risk based capital ratio...........     10.77%             11.26%
Total equity to total assets.............      6.83%              7.02%

     At June 30, 1999, the Company continued to exceed the minimum levels of all regulatory capital requirements, and the Bank was considered "well-capitalized" under regulatory standards. The additional capital raised in the initial public offering during July 1999, will fund further asset growth of the Bank, and the Company expects to continue to meet the "well capitalized" standard in the foreseeable future.

     To be considered "well capitalized," an entity must maintain a leverage ratio of at least 5.0%, a Tier 1 risk-based capital ratio of at least 6.0%, and a total risk-based capital ratio of at least 10.0%. To be "adequately capitalized," an entity must maintain a leverage ratio of at least 4.0%, a Tier 1 risk-based capital ratio of at least 4.0%, and a total risk-based capital ratio of at least 8.0%.

Liquidity
---------

     Liquidity measures the ability of the Company to meet maturing obligations and its existing commitments, to withstand fluctuations in deposit levels, to fund its operations and to provide for clients' credit needs. The liquidity of the Company principally depends on cash flows from operating activities, investment in and maturity of assets, changes in balances of deposits and borrowings and its ability to borrow funds in the money or capital markets.

     Net cash inflows provided by operations were $2 million in the first six months of 1999 compared to a net inflow of $1.4 million a year earlier. Net cash outflows from investing activities were $28 million in the first six months of 1999 compared to a net cash outflow of $200,000 a year earlier. Cash outflows from financing activities in the first six months of 1999 were $5 million compared to a net inflow of $8 million in 1998.

     In the event of short-term liquidity needs, the Bank may purchase federal funds from correspondent banks. The Company's membership in the Federal Home Loan Bank System gives it the ability to borrow funds from the FHLB for short- or long-term purposes under a variety of programs.

                              YEAR 2000 COMPLIANCE

     At the direction of its Board of Directors, the Company has established a year 2000 readiness committee and has engaged consultants qualified to help address the Company's year 2000 issues. The Company's consultants are experienced with technology issues and year 2000 compliance, and have worked closely with the year 2000 readiness committee. The Company also engaged an outside consulting firm to perform an independent review of year 2000 planning.

     Following the guidelines established by the FFIEC, the Company has broken down its compliance efforts into six stages: awareness, assessment, renovation, validation, implementation and contingency planning.

     o AWARENESS. During the awareness phase, the Company became educated on the issues and risks associated with the year 2000 problem. The Company also identified the aspects of operations which are year 2000 sensitive.

     o ASSESSMENT. During this stage, the Company was able to determine the scope of the entire year 2000 readiness project. The Company reviewed its systems, equipment, vendors, client exposure, counterparties and fiduciary risk. As part of this stage, the Company established a formal liquidity risk management plan, which included a contingency plan to aid in mitigating risks involved with potential withdrawal of client funds before or after the year 2000 rollover date. This plan has been approved by the Company's Board of Directors.

     o RENOVATION. For most companies, this phase is time consuming and complicated. It involves upgrading or replacing all sensitive systems and equipment. Because the Company relies on third party vendors for virtually all of its systems and for its data processing needs, the Company's internal renovations were minimal. The Company has undertaken efforts to ensure that its third party vendors are also year 2000 compliant. The Company has polled each of its third party vendors regarding their compliance efforts, and the year 2000 project manager monitors the year 2000 readiness and financial status of all of the Company's vendors at least on a quarterly basis. However, the Company cannot be sure that each of its third party vendors will complete their compliance efforts in a timely manner or successfully maintain year 2000 readiness.

          The Company considers those third party vendors who provide it significant services to be "mission critical" to its operations. The Company has received responses to its inquiries regarding year 2000 compliance efforts from 100% of its vendors, and each vendor claims to be year 2000 compliant. In connection with the inquiries and related responses, the Company has also completed an assessment of the financial and operational capabilities of each of these "mission critical" vendors. Although the Company does not have any contractual assurances that its "mission critical" vendors are or will be year 2000 compliant, based on their responses and the Company's, the Company believes each of them has taken appropriate steps to prepare for the year 2000, and that the Company will have no material exposure from its vendors involving the year 2000 issue.

          The Company has also undertaken to assess the year 2000 readiness of its significant borrowers and other clients consistent with the guidelines of the banking regulations. Each of these clients has been contacted regarding the year 2000 issue and the need for readiness. Management continues to solicit client response and to monitor clients' preparedness for year 2000. Failure of clients to prepare for year 2000 could have a significant adverse effect on their operations and profitability, potentially causing their ability to repay loans to be impaired, which could adversely affect the Company's results. At this time, the Company is unable to estimate with reliability the extent to which its significant borrowers and other clients are susceptible to potential problems relating to the year 2000 issue, or to quantify the potential impact in this case.

     o VALIDATION. The Company has completed the validation, or testing phase of its readiness project. Using a comprehensive test plan developed with its consultants, the Company has tested, either individually or in collaboration with its third party vendors, each system and piece of equipment currently in place in its offices for year 2000 readiness and compatibility with other systems with which they interface. The Company's plan, which was modeled on FFIEC recommendations, indicates, on a system-by-system basis, the methods used to validate each system and includes procedures for documenting test results. The Company's consultants have monitored the maintenance of process controls throughout the testing process. The Company's internal auditors have reviewed the results of the year 2000 testing.

          The Company is currently in the process of transferring its loan and deposit processing to a new data processing provider. The conversion date is scheduled for the end of August 1999. The Company has been working with its new vendor since early April 1999. Through the use of proxy testing, the Company is validating the results of its new vendor's year 2000 readiness. In addition, the Company has received contractual assurances from this new data processing provider that its software systems are and will be year 2000 compliant. However, if this vendor ultimately fails to be prepared for the year 2000, the Company has by contract waived any rights to claim damages from them. The Company's business may be disrupted in the event of failure of the data processing system to handle the century date change successfully, and it could be materially adversely affected in this event.

     o IMPLEMENTATION. The Company has completed the testing and has implemented necessary changes to computer hardware, network equipment and operating systems owned by it and located in its offices. The Company is currently using most of these systems in its year 2000 compliant version. As the Company continues to evaluate and modify these systems as needed, the Company will use its best efforts to maintain its year 2000 compliance. Because virtually all of its year 2000-related software modifications are handled by third-party processing services, and because it has no control over the renovation of software code, the Company will continue to monitor software application upgrade releases from its vendors and the year 2000 implications of such releases. The Company will continue to implement such changes as are necessary based on the results of its validation efforts and its ongoing monitoring efforts.

     o CONTINGENCY. The final stage of the Company's readiness project involves the creation of a business continuity plan which outlines how its operations will continue in the event that it is unable to ensure that all of its operations will be compliant, or if the Company experiences a failure of any of its systems. The business continuity plan is completed and the business resumption validation procedures have been completed. In the Company's business continuity plan, the Company identifies possible scenarios which could be the result of year 2000 failures. These scenarios include malfunction of automated systems, loss of electrical power and extraordinary needs for cash. In each case, the plan considers solutions including use of electronic and manual alternatives to the Company's primary operating systems, operating from alternative physical sites and acquiring replacements for equipment. During the third quarter of 1999, where practical, the Company will selectively test its business resumption validation procedures.

     The Company estimates that the entire cost of its year 2000 readiness project will be approximately $650,000. These costs include:

          o    upgrades of existing systems and equipment;

          o    acquisitions of new systems and equipment;

          o    consultant fees and expenses; and

          o    allocated personnel costs.

Through June 30, 1999, the Company has spent approximately $500,000 toward its year 2000 readiness.

     Although the Company is working closely with its consultants, its third party vendors and its regulators to upgrade its systems and operations, there can be no assurance that all of its operations will be year 2000 compliant. In the event of system failure, either internally, or on the part of one or more of its vendors, its operations may be adversely affected. The Company may experience an interruption in its business and incur significant losses.

                ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

ASSET/LIABILITY MANAGEMENT POLICY

     As a continuing part of our financial strategy, the Company attempts to manage the impact of fluctuations in market interest rates on its net interest income. This effort entails providing a reasonable balance between interest rate risk, credit risk, liquidity risk and maintenance of yield. Asset/liability management policy is established by the Board of Directors and is monitored by management. The Company's asset/liability policy sets standards within which it is expected to operate. These standards include guidelines for exposure to interest rate fluctuations, liquidity, loan limits as a percentage of funding sources, exposure to correspondent banks and brokers, and reliance on non-core deposits. The policy also states the reporting requirements to its Board of Directors. The investment policy complements the asset/liability policy by establishing criteria by which it may purchase securities. These criteria include approved types of securities, brokerage sources, terms of investment, quality standards, and diversification.

     The following table illustrates the estimated interest rate sensitivity and periodic and cumulative gap positions calculated as of June 30, 1999.

                                                                      TIME TO MATURITY OR REPRICING
                                                    -----------------------------------------------------------------
                                                                          (DOLLARS IN THOUSANDS)
                                                    0-90 DAYS    91-365 DAYS    1-5 YEARS    OVER 5 YEARS    TOTAL
                                                    ---------    -----------    ---------    ------------    -----

INTEREST-EARNING ASSETS
     Loans........................................  $183,041      $  21,709     $116,639      $ 13,304      $334,693
     Investments..................................     9,372         21,645       23,041        36,966        91,024
     Federal funds sold...........................       995             --           --            --           995
                                                    --------      ---------     --------      --------      --------
          Total interest-earning assets...........  $193,408      $  43,354     $139,680      $ 50,270      $426,712
                                                    ========      =========     ========      ========      ========

INTEREST-BEARING LIABILITIES
     Interest-bearing demand......................        --             --           --      $ 26,286      $ 26,286
     Savings and money market.....................  $133,888      $  41,887           --           707       176,482
     Time deposits................................    92,557         40,868        4,572            --       137,997
     Funds borrowed...............................    31,000             --           --            --        31,000
                                                    --------      ---------     --------      --------      --------
          Total interest-bearing liabilities......  $257,445      $  82,755     $  4,572      $ 26,993      $371,765
                                                    ========      =========     ========      ========      ========

CUMULATIVE
     Rate sensitive assets (RSA)..................  $193,408      $ 236,762     $376,442      $426,712
     Rate sensitive liabilities (RSL).............  $257,445      $ 340,200     $344,772      $371,765
          GAP (GAP=RSA-RSL).......................  $(64,037)     $(103,438)    $ 31,670      $ 54,947
RSA/RSL...........................................      75.1%          69.6%       109.2%        114.8%
RSA/Total assets..................................      44.1%          54.0%        85.9%         97.4%
RSL/Total assets..................................      58.8%          77.6%        78.7%         84.8%
GAP/Total assets..................................      14.6%          23.6%         7.2%         12.5%
GAP/RSA...........................................      15.0%          24.2%         7.4%         12.9%

     The Company measures the impact of interest rate changes on its income statement through the use of gap analysis. The gap represents the net position of assets and liabilities subject to repricing in specified time periods. During any given time period, if the amount of rate sensitive liabilities exceeds the amount of rate sensitive assets, a company would generally be considered negatively gapped and would benefit from falling rates over that period of time. Conversely, a positively gapped company would generally benefit from rising rates.

     The following table shows the "rate shock" results of a simulation model that attempts to measure the effect of rising and falling interest rates over the next two-year horizon in a rapidly changing rate environment.

                                                                          +200 BASIS    -200 BASIS
                                                                            POINTS        POINTS
                                                                          ----------    ----------
     Percentage change in net interest income due to an immediate
     200 basis point change in interest rates over a two-year
           time horizon.................................................    - 8.1%         10.4%

     This table shows that if there was an instantaneous, parallel shift in the yield curve of +200 basis points, the Company would suffer a decline in net interest income of 8.1% over a two year horizon. Conversely, a like shift of -200 basis points would increase net interest income by 10.4% over a two year horizon. The Company used a sensitivity model which simulated these interest rate changes on its earning assets and interest-bearing liabilities. This process allows the Company to explore the complex relationships among the financial instruments in various interest rate environments.

     The preceding sensitivity analysis is based on numerous assumptions including: the nature and timing of interest rate levels including the shape of the yield curve, prepayments on loans and securities, changes in deposit levels, pricing decisions on loans and deposits, reinvestment/replacement of asset and liability cash flows and others. While assumptions are developed based upon current economic and local market conditions, the Company cannot make any assurances as to the predictive nature of these assumptions including how client preferences or competitor influences might change.

               SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES
                          LITIGATION REFORM ACT OF 1995


This report contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Company and its subsidiary include, but are not limited to, fluctuations in market rates of interest and loan and deposit pricing, general economic conditions in the greater Chicago metropolitan area, legislative or regulatory changes, adverse developments in the Company's loan or investment portfolios, competition, unforeseen difficulties or delays relating to the Company's establishment of a St. Charles, Illinois office, the possible dilutive effect of potential acquisitions, unforeseen difficulties or delays in the Company's data processing conversion, and the effectiveness of the Company and its key vendors in testing and implementing Year 2000 compliant hardware, software and systems. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

                                     PART II

                              PRIVATEBANCORP, INC.


Item 1.  LEGAL PROCEEDINGS

     There are no material pending legal proceedings to which the Company or its subsidiary is a party other than ordinary routine litigation incidental to their respective businesses.


Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     In July 1999, the Company completed the sale of 1,035,000 shares of common stock in its initial public offering. The IPO price was $18 per share, and the Company received aggregate net proceeds of approximately $16.6 million after deducting underwriting commissions and estimated offering expenses of approximately $750,000. Of these net proceeds, $8.0 million has been contributed to the Company's bank subsidiary to increase regulatory capital to support growth of the Company's existing banking operations and to fund the costs of opening by the new St. Charles, Illinois office.

     The remainder of the proceeds are available to the Company to fund future internal growth or expansion of the business through:

     o    establishing new offices within the Chicago metropolitan area;
     o expanding the Company's presence into new markets located in the Midwest; and
     o acquiring or affiliating with companies in businesses complementary to the Company's.

     The Company has not yet identified the specific use of any of these remaining proceeds. The funds have been deposited in an account of the Company at its bank subsidiary, where it can use them as a temporary funding source for loans or investments.


Item 3.  DEFAULTS UPON SENIOR SECURITIES

         None


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          a)   The Annual Meeting of Stockholders was held on April 22, 1999.

          b) At the Annual Meeting of Stockholders, the following matters were submitted to a vote of stockholders:

               1) The election of six Class I directors for a term ending at the Annual Meeting of Stockholders to be held in 2002:

               Directors             Votes For    Votes Against    Abstentions
               ---------             ---------    -------------    -----------

               Naomi Borwell         1,328,283          0                0
               William Castellano    1,328,283          0                0
               William Farrell       1,328,283          0                0
               Alvin Gottlieb        1,328,283          0                0
               William Langley       1,328,283          0                0
               Ralph Mandell         1,328,283          0                0

               2) To amend the Company's Restated Certificate of Incorporation to increase the authorized shares to 12,000,000 shares of common stock, without par value, and 1,000,000 shares of preferred stock without par value:

                    Votes For             Votes Against          Abstentions
                    ---------             -------------          -----------
                    1,305,683                 17,600                5,000

               3) To ratify the appointment of Arthur Andersen LLP as the Company's independent auditors:

                    Votes For             Votes Against          Abstentions
                    ---------             -------------          -----------
                    1,325,883                   0                   2,400


Item 5.  OTHER INFORMATION

         None


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits.
               Exhibit 27 - Financial Data Schedule

          (b)  Filings on Form 8-K.
               None

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        PRIVATEBANCORP, INC.
                                             (Registrant)


                                        By: /s/ Ralph B. Mandell
                                           -------------------------------------
                                             Ralph B. Mandell,
                                             Chairman, President and
                                             Chief Executive Officer


                                        By: /s/ Donald A. Roubitchek
                                           -------------------------------------
                                              Donald A. Roubitchek,
                                              Chief Financial Officer
                                              (principal financial officer)


                                        By: /s/ Lisa M. O'Neill
                                           -------------------------------------
                                             Lisa M. O'Neill,
                                             Controller
                                             (principal accounting officer)

Date:  August 13, 1999

                                 EXHIBIT INDEX


Exhibit No.    Description
-----------    -----------

    27         Financial Data Schedule