Form 10-Q
period 1999-09-30
PRIVATEBANCORP INC
filed 1999-11-15
CIK 889936

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1999

                                       or

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

     Indicate by checkmark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No|_|

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

================================================================================
          CLASS                           OUTSTANDING AS OF NOVEMBER 12, 1999
    Common, no par value                               4,584,092
================================================================================

                              PRIVATEBANCORP, INC.

                           FORM 10-Q QUARTERLY REPORT

                                TABLE OF CONTENTS


                                     PART I


                                                                     Page Number
                                                                     -----------

Item 1.  Financial Statements..................................................1

Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations......................8

Item 3.  Quantitative and Qualitative Disclosures about Market Risk...........19


                                     PART II


Item 1.  Legal Proceedings....................................................22

Item 2.  Changes in Securities and Use of Proceeds............................22

Item 3.  Defaults Upon Senior Securities......................................22

Item 4.  Submission of Matters to a Vote of Security Holders..................22

Item 5.  Other Information....................................................22

Item 6.  Exhibits and Reports on Form 8-K.....................................22

Form 10-Q Signature Page......................................................23

Exhibit Index.................................................................24

                         PART I - FINANCIAL INFORMATION
                              PRIVATEBANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                 SEPTEMBER 30,      DECEMBER 31,    SEPTEMBER 30,
                                                                     1999              1998             1998
                                                                 -------------      ------------    -------------
                                                                  (UNAUDITED)                        (UNAUDITED)

ASSETS
Cash and due from banks....................................        $ 14,284           $ 11,895         $ 12,188
Federal funds sold.........................................           1,911              3,619           75,119
                                                                   --------           --------         --------
     Total cash and cash equivalents.......................          16,195             15,514           87,307
                                                                   --------           --------         --------
Available-for-sale securities, at fair value...............          77,269            116,891           56,171
                                                                   --------           --------         --------
Loans......................................................         352,236            281,965          239,224
 Allowance for loan losses.................................          (4,079)            (3,410)          (3,320)
                                                                   --------           --------         --------
Net loans..................................................         348,157            278,555          235,904
                                                                   --------           --------         --------
Bank premises and equipment, net...........................           1,462              1,588            1,702
                                                                   --------           --------         --------
Accrued interest receivable................................           3,016              2,264            2,202
                                                                   --------           --------         --------
Other assets...............................................           3,739              1,496            1,215
                                                                   --------           --------         --------
Total assets...............................................        $449,838           $416,308         $384,501
                                                                   ========           ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits
 Noninterest-bearing.......................................        $ 35,939           $ 39,490         $ 33,959
 Interest-bearing..........................................          26,456             26,508           20,458
Savings and money market deposit accounts..................         187,410            170,713          175,125
Other time deposits........................................         136,352            128,282          124,805
                                                                   --------           --------         --------
     Total deposits........................................         386,157            364,993          354,347
Funds borrowed.............................................          15,000             20,000               --
Accrued interest payable...................................             784                721              734
Other liabilities..........................................           1,546              1,320            1,386
                                                                   --------           --------         --------
Total liabilities..........................................         403,487            387,034          356,467
                                                                   --------           --------         --------

STOCKHOLDERS' EQUITY
Preferred Stock, 1,000,000 shares authorized...............              --                 --               --
Common stock, without par value; 12,000,000 shares
 authorized; 4,584,092; 3,431,424; and 3,385,424
 shares issued and outstanding as of September 30,
 1999, December 31, 1998, and September 30, 1998,
 respectively..............................................           4,584              3,431            3,385
Surplus....................................................          39,721             22,274           21,909
Retained earnings..........................................           6,563              4,913            4,090
Accumulated other comprehensive income ....................           2,569                150              185
Deferred compensation......................................             823               (544)             585
Loans to officers..........................................          (1,125)              (950)            (950)
                                                                   --------           --------         --------
Total stockholders' equity.................................          46,351             29,274           28,034
                                                                   --------           --------         --------
Total liabilities and stockholders' equity.................        $449,838           $416,308         $384,501
                                                                   ========           ========         ========

       The accompanying notes to consolidated financial statements are an integral part of these statements.

                              PRIVATEBANCORP, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                NINE MONTHS ENDED         THREE MONTHS ENDED
                                                                  SEPTEMBER 30,              SEPTEMBER 30,
                                                               -------------------       ---------------------
                                                                 1999       1998           1999          1998
                                                               -------     -------       -------        ------
INTEREST INCOME
Loans, including fees...................................       $18,860     $14,478        $7,006        $4,979
Federal funds sold and interest bearing deposits........           215       1,808           134           897
Securities..............................................         4,053       2,079         1,189           654
                                                               -------     -------        ------        ------
     Total interest income..............................        23,128      18,365         8,329         6,530
                                                               -------     -------        ------        ------

INTEREST EXPENSE
Deposits:
    Interest-bearing demand.............................           426         357           144           118
    Savings and money market deposit accounts...........         5,520       4,860         2,000         1,670
       Other time.......................................         5,332       4,471         1,852         1,693
Funds borrowed..........................................           674          --           170            --
                                                               -------     -------        ------        ------
Total interest expense..................................        11,952       9,688         4,166         3,481
                                                               -------     -------        ------        ------

Net interest income.....................................        11,176       8,677         4,163         3,049

Provision for loan losses...............................           771         272           273            91
                                                               -------     -------        ------        ------

Net interest income after provision for loan losses.....        10,405       8,405         3,890         2,958
                                                               -------     -------        ------        ------

NON-INTEREST INCOME
Banking and trust services..............................         1,412         933           504           340
   Securities gains.....................................            58          42             8            42
                                                               -------     -------        ------        ------
     Total non-interest income..........................         1,470         975           512           382
                                                               -------     -------        ------        ------

NON-INTEREST EXPENSE
Salaries and employee benefits..........................         3,403       2,954         1,309           948
Occupancy expense, net..................................         1,126       1,011           401           344
Towne Square acquisition................................         1,300          --         1,300            --
Professional fees.......................................           891         386           394           130
Other non-interest expense..............................         2,151       1,556           833           531
                                                               -------     -------        ------        ------
      Total non-interest expense........................         8,871       5,907         4,237         1,953
                                                               -------     -------        ------        ------

Income before income taxes..............................         3,004       3,473           165         1,387

Income tax provision....................................         1,066       1,355           366           541
                                                               -------     -------        ------       -------

NET INCOME..............................................       $ 1,938     $ 2,118        $ (201)       $  846
                                                               =======     =======        ======        ======

Basic earnings per share................................       $   0.51    $  0.64        $(0.05)       $ 0.25
Diluted earnings per share..............................       $   0.48    $  0.61        $(0.05)       $ 0.24

       The accompanying notes to consolidated financial statements are an integral part of these statements.

                              PRIVATEBANCORP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
            (UNAUDITED) NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1999
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                     ACCUMULATED
                                                                       OTHER
                                                                       COMPRE-     DEFERRED                   TOTAL
                                   COMMON                 RETAINED     HENSIVE     COMPEN-     LOANS TO    STOCKHOLDERS'
                                    STOCK      SURPLUS    EARNINGS     INCOME      SATION      OFFICERS       EQUITY
                                    -----      -------    --------   -----------   ------      --------    -------------

Balance, January 1, 1998......     $3,217      $19,782      $2,165     $    29      $(506)     $    --        $24,687
   Net income.................         --           --       2,118          --         --           --          2,118
 Net increase in fair value of
    securities classified as
    available-for-sale, net of
    income taxes and
    reclassification adjustments       --           --          --         156         --           --            156
                                   ------      -------      ------     -------      -----      -------        -------
Total comprehensive income....         --           --       2,118         156         --           --          2,274
                                   ------      -------      ------     -------      -----      -------        -------
Cash dividends declared
 ($0.06 per share)............         --           --        (193)         --         --           --           (193)
Issuance of common stock......        168        2,127          --          --         --           --          2,295
Awards granted................         --           --          --          --       (187)          --           (187)
Amortization of deferred
  compensation................         --           --          --          --        108           --            108
Loan to chief executive officer        --           --          --          --         --         (950)          (950)
                                   ------      -------      ------     -------      -----       ------        -------
Balance, September 30, 1998...     $3,385      $21,909      $4,090     $   185      $(585)      $ (950)       $28,034
                                   ======      =======      ======     =======      =====       ======        =======

Balance, January 1, 1999......     $3,431      $22,274      $4,913     $   150      $(544)      $ (950)       $29,274
   Net income.................         --           --       1,938          --         --           --          1,938
 Net decrease in fair value of
    securities classified as
    available-for-sale, net of
    income taxes and
    reclassification adjustments       --           --          --      (2,719)        --           --         (2,719)
                                   ------      -------      ------     -------      -----      -------        -------
Total comprehensive income....         --           --       1,938      (2,719)        --           --           (781)
                                   ------      -------      ------     -------      -----      -------        -------
Cash dividends declared
 ($0.075 per share)...........         --           --        (288)         --         --           --           (288)
Issuance of common stock......      1,153       17,447          --          --         --           --         18,600
Awards granted................         --           --          --          --       (448)          --           (448)
Amortization of deferred
compensation..................         --           --          --          --        169           --            169
Loans to officers.............         --           --          --          --         --         (175)          (175)
                                   ------      -------      ------     -------      -----      -------        -------
Balance, September 30, 1999...     $4,584      $39,721      $6,563     $(2,569)     $(823)     $(1,125)       $46,351
                                   ======      =======      ======     =======      =====      =======        =======

       The accompanying notes to consolidated financial statements are an integral part of these statements.

                              PRIVATEBANCORP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                     NINE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                                   -----------------------
                                                                    1999            1998
                                                                   -------         -------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income.................................................       $ 1,938         $ 2,118
                                                                   -------         -------
 Adjustments to reconcile net income to net cash
    provided by operating activities
    Depreciation and amortization...........................           384             377
    Amortization of deferred compensation...................           168             108
    Provision for loan losses...............................           771             272
    Gain on sale of securities..............................           (58)            (42)
    (Decrease) increase in deferred loan fees...............           (24)             43
    (Increase) in accrued interest receivable...............          (752)           (621)
    Increase in accrued interest payable....................            63             281
    (Increase) decrease in other assets.....................          (576)             38
    Increase  in other liabilities..........................           226             428
                                                                   -------         -------
       Total adjustments....................................           202             884
                                                                   -------         -------
       Net cash provided by operating activities............         2,140           3,002
                                                                   -------         -------

CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from maturities, paydowns, and sales of
    securities..............................................        50,020          57,703
 Purchase of securities available-for-sale..................       (14,725)        (48,194)
 Net loan principal advanced................................       (70,524)        (21,724)
 Bank premises and equipment expenditures...................          (258)           (175)
                                                                   -------         -------
    Net cash used in investing activities...................       (35,487)        (12,390)
                                                                   --------        -------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in total deposits...........................        21,163          68,574
   Issuance of common stock.................................        18,152           2,108
   Dividends paid...........................................          (287)           (193)
   Net decrease in funds borrowed...........................        (5,000)             --
                                                                   -------         -------
      Net cash provided by financing activities.............        34,028          70,489
                                                                   -------         -------

Net increase  in cash and cash equivalents..................           681          61,101

Cash and cash equivalents at beginning of year..............        15,514          26,206
                                                                   -------         -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD..................       $16,195         $87,307
                                                                   =======         =======

NON-CASH TRANSACTIONS
    Loans to officers for purchase of common stock..........       $   175         $   950
                                                                   -------         -------

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

     The annualized results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results expected for the full year ending December 31, 1999. The accompanying consolidated financial statements are unaudited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, or cash flows in accordance with generally accepted accounting principles. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 1998 included in the Company's registration statement on Form S-1 (File No. 333-77147).

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


                           NOTE 2 - EARNINGS PER SHARE

     The following table shows the computation of basic and diluted earnings per share (in thousands except per share data):

                                                                NINE MONTHS ENDED         THREE MONTHS ENDED
                                                                  SEPTEMBER 30,              SEPTEMBER 30,
                                                               -------------------        -------------------
                                                                1999         1998          1999         1998
                                                               ------       ------        ------       ------
NET INCOME                                                     $1,938       $2,118        $ (201)      $  846
                                                               ======       ======        ======       ======
Average common shares outstanding.........................      3,787        3,287         4,460        3,353
Average common shares equivalent (1)......................        253          189           258          215
                                                               ------       ------        ------       ------
    Weighted average common shares and common
 share equivalents........................................      4,040        3,476         4,718        3,568
                                                               ======       ======        ======       ======
Net income per average common share - basic...............     $ 0.51       $ 0.64        $(0.05)      $ 0.25
                                                               ======       ======        ======       ======
Net income per average common share - diluted.............     $ 0.48       $ 0.61        $(0.05)      $ 0.24
                                                               ======       ======        ======       ======

------------------
(1) Common shares equivalent result from stock options being treated as if they had been exercised and are computed by application of the treasury stock method.

     Due to the third quarter 1999 loss, dilutive earnings per share for the third quarter 1999 equals basic earnings per share since the dilutive calculation is anti-dilutive. The year to date earnings per share calculation as of September 30, 1999 does not equal the sum of the individual quarter earnings per share amounts. Based upon the application of FASB Statement No. 128, "Earnings per Share" a difference arises that is attributable to the impact of the Company's initial public offering which closed in July, 1999, and to the third quarter 1999 loss.


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

     Statement of Financial Accounting Standards No. 134, "Accounting for Mortgage Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise", will, on January 1, 2000, allow mortgage loans that are securitized to be classified as trading, available for sale, or in certain circumstances, held to maturity. Currently, these must be classified as trading. Since the Company has not securitized loans, this Statement is not expected to impact the Company.


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


             NOTE 5 - ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying values and estimated fair values of financial instruments as of September 30, 1999 have not materially changed on a relative basis from the carrying values and estimated fair values of financial instruments disclosed as of December 31, 1998.


                       NOTE 6 - OTHER COMPREHENSIVE INCOME

     Change in fair value of securities available for sale is presented on a net basis on the Consolidated Statement of Changes in Stockholders' Equity. The following table discloses the changes in other comprehensive income as of September 30, 1999 and 1998 on a gross basis (in thousands):

                                                                      SEPTEMBER 30, 1999
                                                             -------------------------------------
                                                             BEFORE          TAX
                                                               TAX        (BENEFIT)     NET OF TAX
                                                             AMOUNT        EXPENSE        AMOUNT
                                                             ------       ---------     ----------
Unrealized (losses) on securities available for sale--
         Unrealized holding losses......................    ($4,327)       ($1,644)      $(2,683)
         Less:  reclassification adjustment for gain
                  included in net income................         58             22            36
                                                            -------        -------       -------
Net unrealized (losses).................................    ($4,385)       ($1,666)      $(2,719)
                                                            =======        =======       =======

                                                                      SEPTEMBER 30, 1998
                                                             --------------------------------------
                                                             BEFORE          TAX
                                                               TAX         (BENEFIT)     NET OF TAX
                                                             AMOUNT         EXPENSE        AMOUNT
                                                             ------        ---------     ----------
Unrealized gains on securities available for sale--
     Unrealized holding gains...........................      $212           $82           $130
         Less:  reclassification adjustment for gain
                  included in net income................        42            16             26
                                                              ----           ---           ----
Net unrealized (losses).................................      $254           $98           $156
                                                              ====           ===           ====

                          NOTE 7 - CAPITAL TRANSACTIONS

     During the third quarter of 1999, the Company completed its initial public offering of 1,035,000 shares. The initial public offering price was $18 per share, and the Company received aggregate net proceeds of approximately $15.6 million after deducting underwriting commissions and offering expenses and including the underwriters' overallotment shares.


                              NOTE 8 - ACQUISITIONS

     The Company completed its acquisition of Towne Square Financial Corporation (a de novo bank) on August 3, 1999 in a stock for stock transaction. At closing, the Company issued 91,668 shares of common stock and recorded a one-time $1.3 million charge that is non-deductible for tax purposes.


                           NOTE 9 - SUBSEQUENT EVENTS

     Significant subsequent events, including the Johnson Bank Acquisition, have been disclosed in Item 2, Management's Discussion and Analysis.

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

     The profitability of the Company's operations depends on net interest income, provision for possible loan losses, non-interest income, and non-interest expense. Net interest income is the difference between the income the Company receives on its loan and investment portfolios and its cost of funds, which consists of interest paid on deposits and borrowings. The provision for possible loan losses reflects the cost of credit risk in the loan portfolio. Non-interest income consists primarily of trust fee income, and to a lesser extent, net securities gains and fees for ancillary banking services. Noninterest expense includes salaries and employee benefits as well as occupancy, data processing, marketing, professional fees, insurance, and other expenses.

     Net interest income is dependent on the amounts and yields of interest-earning assets as compared to the amounts and rates on interest-bearing liabilities. Net interest income is sensitive to changes in market rates of interest and our asset/liability management procedures in coping with such changes. The provision for loan losses is dependent on increases in the loan portfolio, management's assessment of the collectibility of the loan portfolio, loss experience, as well as economic and market factors. The Company earns trust fees for managing and administering investment funds for a variety of individuals, families and fiduciary relationships. Non-interest expenses are heavily influenced by the growth of operations. Growth in the number of client relationships directly affects the majority of the Company's expense categories.

     Non-interest income from fees and deposit service charges are below peer group levels. This is largely the result of the profile of the Company's typical client. The clients tend to have larger deposit account balances than customers of traditional banks. Because average balances tend to be high, the Company does not earn high service charge income typical of community banks.

     Higher account balances result in relatively low levels of transactions per account dollar and therefore the Company's accounts are less costly to maintain. The Company believes that as it continues to grow, it will continue to experience lower overhead costs than other banks with similar aggregate levels of loans and deposits.

     On June 30, 1999, the Company priced its initial public offering of 900,000 shares of its common stock at $18 per share. The shares are listed on the Nasdaq National Market System under the symbol PVTB. The closing date of the offering was July 6, 1999, when the Company received net proceeds of approximately $13.5 million (after deduction of offering expenses). Offering expenses payable by the Company were approximately $665,000. On July 26, 1999, an additional 135,000 shares were sold pursuant to the underwriters' exercise of their over allotment option for additional net proceeds of $2.1 million.

     The Company is establishing a new office of The PrivateBank and Trust Company (the "Bank") in St. Charles, Illinois, through the acquisition of Towne Square Financial Corporation, a de novo bank, and has obtained all necessary regulatory approvals. The Company expects to open the St. Charles office during the fourth quarter of 1999. The Company has incurred $133,200 of non-recurring start-up costs through September 30, 1999, which have been recorded in professional fees and other components of non-interest expense. The Company currently estimates that other pre-opening costs associated with the new office will approximate $430,000, of which $80,000 have been incurred as of September 30, 1999. In addition, upon completing the Towne Square Financial Corporation acquisition on August 3, 1999, the Company incurred a one-time charge to earnings of approximately $1.3 million, an amount equal to the excess of the value of stock issued over the net assets of Towne Square on the date of the closing. This charge is non-deductible for tax purposes. The Company issued 91,668 shares of common stock in the transaction.

     On October 4, 1999, the Company announced the signing of a definitive agreement to acquire Johnson Bank Illinois, a unit of Johnson International, Racine, Wisconsin. Johnson Bank Illinois, with roughly $110.0 million in assets at September 30, 1999, has locations on Chicago's North Shore in Lake Forest and Winnetka. Pending regulatory approval, the acquisition of Johnson Bank Illinois is expected to be completed in February, 2000. The purchase price of $20.0 million is payable using $15.0 million in cash and $5.0 million in subordinated notes. The cash portion will be funded out of the remaining proceeds of the Company's recent initial public offering and from borrowings under new credit facilities. At closing the Company will record goodwill representing the excess purchase price over the fair value of the net assets acquired.

 RESULTS OF OPERATIONS - THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

     The net loss for the third quarter of 1999 was $201,000 compared to net income of $846,000 in the third quarter ended 1998. Third quarter 1999 results include the acquisition-related charge and costs totaling $1.4 million (net of tax) related to the Towne Square Financial Corporation acquisition in St. Charles, Illinois. Without the non-recurring amount, net income from core operations for the third quarter 1999 was $1.2 million, or an increase of 39.5% above the $0.8 million earned in the third quarter of 1998. The $1.4 million amount includes a $1.3 million nondeductible charge associated with the acquisition and $82,000 (net of tax) in legal, accounting and registration fees related to the completion of the acquisition. The following table identifies the components of net income from core operations for the periods ended September 30, 1999 (in thousands except per share data):

                                                                  THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                  SEPTEMBER 30, 1999                   SEPTEMBER 30, 1999
                                                           --------------------------------     --------------------------------
                                                           BEFORE       TAX                     BEFORE       TAX
                                                             TAX     (BENEFIT)   NET OF TAX       TAX     (BENEFIT)   NET OF TAX
                                                           AMOUNT     EXPENSE      AMOUNT       AMOUNT     EXPENSE      AMOUNT
                                                           ------     -------    ----------     ------     -------    ----------
Net income (loss). ..................................      $  165      $366       $ (201)       $3,004      $1,066      $1,938
Towne Square acquisition-related one time charges
     and costs.......................................      $1,433      $(52)      $1,381        $1,433      $  (52)     $1,381
Net income from core operations......................      $1,598      $418       $1,180        $4,437      $1,118      $3,319
                                                           ======      ====       ======        ======      ======      ======
Core earnings per dilutive share.....................                             $ 0.25                                $ 0.82
                                                                                  ======                                ======

     For the nine months ended September 30, 1999, net income totaled $1.9 million, or $0.48 per diluted common share, compared to $2.1 million, or $0.61 per diluted common share, in the same period of 1998. Adjusted to eliminate the impact of the Towne Sqaure acquisition, net income from core operations for the nine months ended September 30, 1999 was $3.3 million or $0.82 per diluted common share, an increase of 56.7% over the same period in 1998.

     Net Interest Income
     -------------------

     Net interest income is the difference between interest income and fees on earning assets and interest expense on deposits and borrowings. The related net interest margin represents the net interest income on a tax equivalent basis as a percentage of average earning assets during the period.

     Net interest income increased 36.5% to $4.2 million in the third quarter of 1999 compared to $3.0 million in the third quarter of 1998. Net interest margin (tax equivalent net interest income as a percentage of earning assets) for the three months ended September 30, 1999 and 1998 was 3.87% and 3.53%, respectively. The increase in net interest margin for the quarter ended September 30, 1999 as compared to the year earlier period is the result of investing the cash proceeds received from the initial public offering that closed on July 6, 1999, and rising interest rates during the third quarter of 1999.

     Net interest income was $11.2 million and $8.7 million during the nine months ended September 30, 1999 and 1998, respectively, an increase of 28.7%. The Company's net interest margin (tax equivalent net interest income as a percentage of earning assets) was 3.71% for the nine months ended September 30, 1999, compared to 3.61% for the prior year period. Average earning assets during the nine month period were $419.9 million. The increase in net interest margin is attributable to rising interest rates, a higher percentage of loans to total assets and to the receipt of the initial public offering proceeds during 1999.

     The following table presents a summary of the Company's net interest income and related net interest margin, calculated on a tax equivalent basis (dollars in thousands):

                                                      NINE MONTHS ENDED                       NINE MONTHS ENDED
                                                     SEPTEMBER 30, 1999                      SEPTEMBER 30, 1998
                                               -------------------------------         ------------------------------
                                               AVERAGE     INTEREST      RATE          AVERAGE     INTEREST     RATE
                                               -------     --------      ----          -------     --------     -----
Federal funds sold......................       $  5,786     $   215      4.95%         $ 43,866     $ 1,808     5.50%
Investment securities (1)...............         97,965       4,647      6.33%           46,298       2,088     6.01%
Loans, net of unearned discount.........        316,102      18,861      7.96%          227,547      14,478     8.48%
                                               --------     -------                    --------     -------
                Total earning assets....       $419,853      23,723      7.53%         $317,711     $18,374     7.71%
                                               ========     =======                    ========     =======

Interest bearing deposits...............       $346,014     $11,278      4.35%         $273,603     $ 9,688     4.72%
Funds borrowed..........................         17,284         674      5.20%               --          --       --
                                               --------     -------                    --------     -------
Total interest bearing liabilities......       $363,298      11,952      4.39%         $273,603       9,688     4.72%
                                               ========     -------                    ========     -------
Tax equivalent net interest income (2)..                    $11,771                                 $ 8,686
                                                            =======                                 =======
Net interest spread.....................                                 3.14%                                  2.99%
Net interest margin.....................                                 3.71%                                  3.61%

------------------
(1) Interest income on tax advantaged investment securities reflects a tax equivalent adjustment based on a marginal federal corporate tax rate of 34%. The total tax equivalent adjustment reflected in the above table is approximately $594,000 and $9,000 in the first nine months of 1999 and 1998, respectively.

(2) Annualized tax equivalent net interest income is $15,581 and $11,485 for 1999 and 1998, respectively.

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

              NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO 1998
                             (DOLLARS IN THOUSANDS)

                                                   CHANGE           CHANGE           CHANGE         TOTAL
                                                 DUE TO RATE     DUE TO VOLUME     DUE TO MIX      CHANGE
                                                 -----------     -------------     ----------     --------
Federal funds sold.........................       $   (11)         $(3,624)         $ 2,040       $(1,593)
Investment securities......................           247            1,336              976         2,559
Loans, net of unearned discount............        (1,832)           8,996           (2,781)        4,383
                                                  -------          -------          -------       -------
     Total interest income.................        (1,596)           6,708              235         5,349
                                                  -------          -------          -------       -------
Interest bearing deposits..................        (1,315)           1,377            1,528         1,590
Funds borrowed.............................           780              780             (886)          674
                                                  -------          -------          -------       -------
     Total interest expense................          (535)           2,157              642         2,264
                                                  -------          -------          -------       -------
Net interest income........................       $(1,061)         $ 4,551          $  (407)      $ 3,085
                                                  =======          =======          =======       =======

Provision for Loan Losses
-------------------------

     The Company's provision for loan losses was $273,000 for the third quarter of 1999, compared to $91,000 for the comparable period in 1998. Net charge-offs for the three months ended September 30, 1999 and 1998 were $97,000 and $2,000, respectively.

     The Company's provision for loan losses was $771,000 for the nine months ended September 30, 1999, compared to $272,000 for the comparable period in 1998. Net charge-offs for the nine months ended September 30, 1999 and 1998 were $102,000 and approximately $2,000, respectively.

     The Company provides for an adequate allowance for loan losses that are probable and inherent in the portfolio. Increases in the provision for loan losses reflect the latest assessment of the inherent losses in the loan portfolio. The increase in the provision is due to growth in the loan portfolio and increase in non-accrual loans. A discussion of the allowance for loan losses and the factors on which provisions are based begins on page 12.

Non-interest Income
-------------------

     Non-interest income increased by $130,000, or 34.0%, in the third quarter of 1999 versus the third quarter of 1998. This increase was primarily driven by a 61.0% increase in trust fee income. Trust assets under administration totaled $669 million at September 30,1999, compared to $530 million at September 30, 1998.

     Non-interest income increased approximately $495,000 or 50.8%, to $1.5 million for the nine months ended September 30, 1999, as compared with $975,000 for the same period in 1998.

Non-interest Expense
--------------------

                                                    NINE MONTHS ENDED
                                                      SEPTEMBER 30,
                                                   -------------------
                                                    1999         1998
                                                   ------       ------
                                                      (IN THOUSANDS)
Salaries and employee benefits.................    $3,403       $2,954
Towne Square Acquisition.......................     1,300           --
Occupancy......................................     1,126        1,011
Data processing................................       382          356
Marketing......................................       429          404
Professional fees..............................       891          386
Insurance......................................       132           95
Other expense..................................     1,208          701
                                                   ------       ------
     Total non-interest expense................    $8,871       $5,907
                                                   ======       ======

     Included in non-interest expense for the nine months ended September 30, 1999, is the one-time $1.3 million charge associated with the acquisition of Towne Square Financial Corporation, together with the $133,200 of start-up costs. This non-recurring charge is not tax deductible. Excluding the effect of the one-time charge, non interest expense increased 25.9% to $7.4 million compared to $5.9 million for the year earlier period. Efficiency ratio (tax equivalent) for the nine months ended September 30, 1999 was 67.0% compared to 61.1% for the same period in 1998. Excluding the effect of the one-time charge, the efficiency ratio for the nine months ended September 30, 1999 is 56.2%.

     Salary and employee benefit expense increased 15.2% from $3.0 million for the nine months ended September 30, 1998 to $3.4 million for the nine months ended September 30, 1999. The increase is due primarily to an increased number of employees, including the senior officer responsible for opening the St. Charles office. Full time equivalent employees increased 13.2% to 77 as of September 30, 1999, from 68 at September 30, 1998.

     Professional fees increased 130.8% to $891,000 for the first nine months of 1999 from $386,000 for the prior year period. The increase is due to a number of factors including increased consulting services rendered in regards to year 2000 readiness. During the third quarter of 1999, the Company completed its data processing conversion to a new third party provider. The Company incurred $145,000 of expenses for consulting related to the data processing conversion during the third quarter 1999. Included in professional fees for the 1999 period are approximately $95,000 of non-recurring legal and accounting fees associated with the Towne Sqaure acquisition. In addition, the increase in trust related business has resulted in increased investment management fees paid to third parties during the nine months ended September 30, 1999.

Income Taxes
------------

     The following table shows the Company's income before income taxes, applicable income taxes and effective tax rate for the nine months ended September 30, 1999 and 1998, respectively.

                                               NINE MONTHS ENDED
                                                 SEPTEMBER 30,
                                              -------------------
                                               1999         1998
                                              -----        ------
Income before income taxes.................   $3,004       $3,473
Income Tax Provision.......................    1,066        1,355
Effective Tax Rate.........................    35.5%        39.0%

     The effective income tax rate varies from statutory rates principally due to certain interest income which is tax-exempt for federal and state purposes, and certain expenses (including the Towne Square acquisition charge) which are disallowed for tax purposes. Decreases in the income tax provision for the nine months ended September 30, 1999 as compared to the comparable period in 1998 resulted from the increase of the Company's municipal bond portfolio as a percentage of total investments and the initiation of a tax- advantaged investment program implemented in February 1999. Municipal securities increased from $5.4 million at September 30, 1998 to $38.3 million at September 30, 1999.


                               FINANCIAL CONDITION

     Total assets were $ 449.8 million at September 30, 1999, an increase of $65.3 million, or 17.0% over the $384.5 million a year earlier, and $33.5 million, or 8.0% over the $416.3 million at December 31, 1998. The balance sheet growth was created mainly through loan growth.

Loans
-----

     Total loans increased $113.0 million, or 47.2%, from $239.2 million at September 30, 1998, and $70.3 million, or 24.9%, from $282.0 million at December 31, 1998.

     The following table sets forth our loan portfolio net of unearned discount by category (in thousands):

                                        SEPTEMBER 30,    DECEMBER 31,    SEPTEMBER 30,
                                            1999            1998             1998
                                        -------------    ------------    -------------
GROSS LOANS:
Commercial real estate.............       $125,923        $  94,392        $ 75,596
Residential real estate............         66,287           54,170          48,453
Commercial.........................         62,410           46,800          40,636
Personal (1).......................         76,340           64,195          58,908
Construction.......................         21,276           22,408          15,631
                                          --------         --------        --------
               Total gross loans...       $352,236         $281,965        $239,224
                                          ========         ========        ========

------------------
(1)  Includes home equity loans and overdraft lines

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

     The allowance for loan losses as a percentage of total loans was 1.2% as of September 30, 1999, 1.2% as of December 31, 1998 and 1.4% as of September 30, 1998. In management's judgment, an adequate allowance for loan losses has been established. Management judges the adequacy of the allowance by formally reviewing and analyzing potential problem credits, which entails assessing current and historical loss experience, loan portfolio trends, prevailing economic and business conditions, specific loan review and other relevant factors.

     Following is a summary of changes in the allowance for loan losses for the nine months ended September 30, 1999 and 1998 (in thousands):

                                                       1999        1998
                                                       ----        ----
Balance, January 1................................    $3,410      $3,050
Provision charged to operations...................       771         272
Loans charged-off (net)...........................      (102)         (2)
                                                      ------      ------
         Balance, September 30....................    $4,079      $3,320
                                                      ======      ======

Nonaccrual and Nonperforming Loans
----------------------------------

     Nonaccrual loans increased to $569,000 as of September 30, 1999 from zero as of December 31, 1998. Management does not believe that the increase in nonaccrual loans represents a decline in the overall quality of the loan portfolio at this time.

     Nonperforming loans include nonaccrual loans and accruing loans which are ninety days or more delinquent. Nonperforming loans were $704,000 as of September 30, 1999, compared to $1.016 million at December 31, 1998 and $602,000 at September 30, 1998. Nonperforming loans were .20%, .36% and .25% of total loans as of September 30, 1999, December 31, 1998 and September 30, 1998, respectively. Nonperforming loans were .16%, .24% and .16% of total assets as of September 30, 1999, December 31, 1998 and September 30, 1998, respectively.

Investment Securities
---------------------

     The amortized cost and the estimated fair value of securities as of September 30, 1999 and December 31, 1998, were as follows (in thousands):

                                                INVESTMENT SECURITIES - AVAILABLE FOR SALE
                                                             SEPTEMBER 30, 1999
                                           ----------------------------------------------------
                                                          GROSS          GROSS        ESTIMATED
                                           AMORTIZED    UNREALIZED     UNREALIZED       FAIR
                                             COST         GAINS          LOSSES         VALUE
                                           ---------    ----------     ----------     ---------
U. S. Treasury.......................            --        --              --               --
U. S. Government Agency Obligation...        31,287        22            (450)          30,859
Municipals...........................        38,342        49          (3,617)          34,774
Other(1).............................        11,851        --            (215)          11,636
                                           --------        --          ------         --------
                                           $ 81,480        71          (4,282)        $ 77,269
                                           ========        ==          ======         ========

                                                INVESTMENT SECURITIES - AVAILABLE FOR SALE
                                                              DECEMBER 31, 1998
                                           ----------------------------------------------------
                                                          GROSS          GROSS        ESTIMATED
                                           AMORTIZED    UNREALIZED     UNREALIZED       FAIR
                                             COST         GAINS          LOSSES         VALUE
                                           ---------    ----------     ----------     ---------
U. S. Treasury.......................         6,021         73             --            6,094
U. S. Government Agency Obligation...        61,358        118            (61)          61,415
Municipals...........................        37,709        227           (132)          37,804
Other(1).............................        11,558         20             --           11,578
                                           --------        ---           ----         --------
                                           $116,646        438           (193)        $116,891
                                           ========        ===           ====         ========

     All securities are classified as available-for-sale and may be sold as part of the Company's asset/liability management strategy in response to changes in interest rates, liquidity needs or significant prepayment risk. Securities available-for-sale are carried at fair value, with related unrealized net gains or losses, net of deferred income taxes, recorded as an adjustment to equity capital. As of September 30, 1999, net unrealized losses resulted in a $2.6 million decrease in equity. This was a decrease of $2.7 million from a net unrealized gain of $151,000 recorded as part of equity at December 31, 1998.

     Securities available-for-sale decreased 33.9% to $77.3 million as of September 30, 1999, from $116.9 million as of December 31, 1998. The general decline in investment securities is the result of management's decision to use the proceeds of matured securities to increase the Company's loan portfolio as lending opportunities became available. The U.S. Treasury securities portfolio was sold in the third quarter and the proceeds were reinvested in U.S. government agency securities. U.S. government agency securities and collateralized mortgage obligations decreased 49.0% to $31.3 million as of September 30, 1999 from $61.4 million as of December 31, 1998. A primary reason for the decreases in the government agency securities portfolio resulted from principal pay-downs that were driven by the low interest rate environment experienced during 1999. Municipal securities increased by 1.7% to $38.3 million as of September 30, 1999. The increase in unrealized losses of $4.2 million since December 31, 1998 is primarily attributable to the municipal

--------
(1)  Represents corporate and equity securities.

securities portfolio; rising interest rates during 1999 have caused the municipal securities portfolio to decline in value. Corporate and equity securities remained relatively unchanged at $11.9 million as of September 30, 1999. Management does not consider any of these changes to represent a change in the management philosophy of the investment portfolio.

Deposits and Funds Borrowed
---------------------------

     Total deposits of $386.2 million as of September 30, 1999 represented an increase of $21.2 million or 5.8% from $365.0 million as of December 31, 1998. Non-interest-bearing deposits were $36.0 million as of September 30, 1999, approximately $3.6 million lower than the $39.5 million reported as of December 31, 1998. Interest-bearing demand deposits remained relatively stable at $26.5 million as of September 30, 1999. Savings and money market deposit accounts increased by approximately $16.7 million to $187.4 million at September 30, 1999 as compared to December 31, 1999. Other time deposits increased by approximately $8.1 million to $136.4 million as compared with the December 31, 1998 balance of $128.3 million.

     The Company's membership in the Federal Home Loan Bank System gives it the ability to borrow funds from the Federal Home Loan Bank of Chicago (FHLB) for short- or long-term purposes under a variety of programs. The Company has periodically used services of the FHLB for short-term funding needs and other correspondent services. At September 30, 1999, FHLB borrowed funds totaled $15.0 million at an interest rate of 5.45%. This FHLB borrowing matured on November 3, 1999, and was subsequently renewed at $20.0 million through December 1999. The borrowings were used to fund loan demand in advance of future anticipated deposit growth.

Capital Resources
-----------------

     Stockholders' equity rose to $46.4 million, an increase of $17.1 million from the 1998 year-end level, due primarily to the Company's initial public offering in July, 1999 and to net income from the first nine months of 1999. During July 1999, the Company raised approximately $15.6 million in capital through the issuance of 1.035 million shares. The change in the fair value of the available-for-sale investment portfolio decreased stockholders' equity by $2.7 million net of tax as of September 30, 1999 as compared to December 31, 1999.

     The Company and the Bank are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors, and the regulators can lower classifications in certain areas. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements.

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

     The following table reflects various consolidated measures of capital at September 30, 1999 and December 31, 1998:

                                               SEPTEMBER 30,     DECEMBER 31,
                                                   1999              1998
                                               -------------     ------------
Leverage ratio..............................      11.19%             7.92%
Tier 1 risk based capital ratio.............      14.09%            10.13%
Total risk based capital ratio..............      15.22%            11.26%
Total equity to total assets................      10.30%             7.02%

     At September 30, 1999, the Company continued to exceed the minimum levels of all regulatory capital requirements, and the Bank was considered "well-capitalized" under regulatory standards. The additional capital raised in the initial public offering during July 1999, is funding further asset growth of the Bank, and the Company expects to continue to meet the "well capitalized" standard in the foreseeable future.

     To be considered "well capitalized," an entity must maintain a leverage ratio of at least 5.0%, a Tier 1 risk- based capital ratio of at least 6.0%, and a total risk-based capital ratio of at least 10.0%. To be "adequately capitalized," an entity must maintain a leverage ratio of at least 4.0%, a Tier 1 risk-based capital ratio of at least 4.0%, and a total risk- based capital ratio of at least 8.0%.

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

     Net cash inflows provided by operations were $2.0 million in the first nine months of 1999 compared to a net inflow of $3.0 million a year earlier. Net cash outflows from investing activities were $35.5 million in the first nine months of 1999 compared to a net cash outflow of $12.4 a year earlier. Cash inflows from financing activities in the first nine months of 1999 were $34.0 million compared to a net inflow of $70.5 million in 1998.

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

          The Company considers those third party vendors who provide it significant services to be "mission critical" to its operations. The Company has received responses to its inquiries regarding year 2000 compliance efforts from 100% of its vendors, and each vendor claims to be year 2000 compliant. In connection with the inquiries and related responses, the Company has also completed an assessment of the financial and operational capabilities of each of these "mission critical" vendors. Although the Company does not have any contractual assurances that its "mission critical" vendors are or will be year 2000 compliant, based on their responses and the Company's assessment, the Company believes each of them has taken appropriate steps to prepare for the year 2000, and that the Company will have no material exposure from its vendors involving the year 2000 issue.

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

          During the third quarter of 1999, the Company transferred its loan and deposit processing to a new data processing provider. Through the use of proxy testing, the Company has validated the results of its new vendor's year 2000 readiness. In addition, the Company has received contractual assurances from this new data processing provider that its software systems are and will be year 2000 compliant. However, if this vendor ultimately fails to be prepared for the year 2000, the Company has by contract limited rights to claim damages from it. The Company's business may be disrupted in the event of failure of the data processing system to handle the century date change successfully, and it could be materially adversely affected in this event.

     o IMPLEMENTATION. The Company has completed the testing and has implemented necessary changes to computer hardware, network equipment and operating systems owned by it and located in its offices. As the Company continues to evaluate and modify these systems as needed, the Company will use its best efforts to maintain its year 2000 compliance. Because virtually all of its year 2000- related software modifications are handled by third-party processing services, and because it has no control over the renovation of software code, the Company will continue to monitor software application upgrade releases from its vendors and the year 2000 implications of such releases. The Company will continue to implement such changes as are necessary based on the results of its validation efforts and its ongoing monitoring efforts.

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

          o    consultant fees and expenses; and

          o    allocated personnel costs.

Through September 30, 1999, the Company has spent approximately $500,000 toward its year 2000 readiness.

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

                ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

ASSET/LIABILITY MANAGEMENT POLICY

     As a continuing part of our financial strategy, the Company attempts to manage the impact of fluctuations in market interest rates on its net interest income. This effort entails providing a reasonable balance between interest rate risk, credit risk, liquidity risk and maintenance of yield. Asset/liability management policy is established by the Board of Directors and is monitored by management. The Company's asset/liability policy sets standards within which it is expected to operate. These standards include guidelines for exposure to interest rate fluctuations, liquidity, loan limits as a percentage of funding sources, exposure to correspondent banks and brokers, and reliance on non-core deposits. The policy also states the reporting requirements to its Board of Directors. The investment policy compliments the asset/liability policy by establishing criteria by which the Company may purchase securities. These criteria include approved types of securities, brokerage sources, terms of investment, quality standards, and diversification.

     The following table illustrates the estimated interest rate sensitivity and periodic and cumulative gap positions calculated as of September 30, 1999.

                                                                 TIME TO MATURITY OR REPRICING
                                              --------------------------------------------------------------------
                                                                     (DOLLARS IN THOUSANDS)
                                              0-90 DAYS    91-365 DAYS      1-5 YEARS   OVER 5 YEARS       TOTAL
                                              ---------    -----------      ---------   ------------      --------
INTEREST-EARNING ASSETS
 Loans..................................       $180,774     $   9,121        $ 98,463      $ 62,615       $350,973
 Investments............................          7,415        15,318          18,659        40,088         81,480
 Federal funds sold.....................          1,911            --              --            --          1,911
                                               --------     ---------        --------      --------       --------
    Total interest-earning assets.......       $190,100     $  24,439        $117,122      $102,703       $434,364
                                               ========     =========        ========      ========       ========

INTEREST -BEARING LIABILITIES
 Interest-bearing demand................             --            --              --      $ 26,456       $ 26,456
 Savings and money market...............       $187,410     $      --              --            --        187,410
 Time deposits..........................         78,374        54,408           3,570            --        136,352
 Funds borrowed.........................         15,000            --              --            --         15,000
                                               --------     ---------        --------      --------       --------
      Total interest-bearing liabilities       $280,784     $  54,408        $  3,570      $ 26,456       $365,218
                                               ========     =========        ========      ========       ========

CUMULATIVE
 Rate sensitive assets (RSA)............       $190,100     $ 214,539        $331,661      $434,364
 Rate sensitive liabilities (RSL).......       $280,784     $ 335,192        $338,762      $365,218
    GAP (GAP=RSA-RSL)...................       $(90,684)    $(120,653)       $ (7,101)     $ 69,146
RSA/RSL.................................          67.7%         64.0%           97.9%        118.9%
RSA/Total assets........................          42.3%         47.7%           73.7%         96.6%
RSL/Total assets........................          62.4%         74.5%           75.3%         81.2%
GAP/Total assets........................          20.2%         26.8%            1.6%         15.4%
GAP/Total RSA...........................          20.9%         27.8%            1.6%         15.9%

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

                                                          +200 BASIS   -200 BASIS
                                                            POINTS       POINTS
                                                            ------       ------
Percentage change in net interest income due to an
 immediate 200 basis point change in interest rates
 over a two-year time horizon...........................    -11.6%        13.8%

     This table shows that if there was an instantaneous, parallel shift in the yield curve of +200 basis points, the Company would suffer a decline in net interest income of 11.6% over a two year horizon. Conversely, a like shift of -200 basis points would increase net interest income by 13.8% over a two year horizon. The Company used a sensitivity model which simulated these interest rate changes on its earning assets and interest-bearing liabilities. This process allows the Company to explore the complex relationships among the financial instruments in various interest rate environments.

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

               SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES
                          LITIGATION REFORM ACT OF 1995


     This report contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, can generally be identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ materially from the results discussed in forward-looking statements. Factors which might cause such a difference include, but are not limited to, fluctuations in market rates of interest and loan and deposit pricing; a deterioration of general economic conditions in the Company's market areas; legislative or regulatory changes; adverse developments in the Company's loan or investment portfolios; significant increases in competition; unforeseen difficulties or delays in completing the pending acquisition of Johnson Bank Illinois or opening the new St. Charles, Illinois office; an inability to realize cost savings in the acquired operations of Johnson Bank Illinois or to achieve expected revenues to the full extent expected or within the expected time frame following the acquisition; the possible dilutive effect of potential acquisitions' additional and startup operations; unforeseen difficulties or delays in the Company's data processing conversion, and the effectiveness of the Company and its key vendors in testing and implementing Year 2000 compliant hardware, software and systems. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

                                     PART II

                              PRIVATEBANCORP, INC.


ITEM 1.   LEGAL PROCEEDINGS

     There are no material pending legal proceedings to which the Company or its subsidiary is a party other than ordinary routine litigation incidental to their respective businesses.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     In July 1999, the Company completed the sale of 1,035,000 shares of common stock in its initial public offering. The IPO price was $18 per share, and the Company received aggregate net proceeds of approximately $15.6 million after deducting underwriting commissions and offering expenses of approximately $665,000. Of these net proceeds, $8.0 million has been contributed to the Company's bank subsidiary to increase regulatory capital to support growth of the Company's existing banking operations and to fund the costs of opening the new St. Charles, Illinois office.

     On August 3, 1999, the Company completed the acquisition of Towne Square. The Company issued 91,668 shares of common stock in the transaction pursuant to a registration statement filed with the SEC.

     It is intended that the remaining net proceeds will be applied to pay, in part, the cash portion of the Johnson Bank Illinois purchase price. Pending such application, the funds have been deposited in an account of the Company at its bank subsidiary, where it can use them as a temporary funding source for loans or investments.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5.   OTHER INFORMATION

     None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits.

               Exhibit 10.1 - Stock Purchase Agreement dated as of October 4, 1999, by and among PrivateBancorp, Inc., Johnson International, Inc. and Johnson Bank Illinois.

               Exhibit 27 - Financial Data Schedule.

          (b)  Filings on Form 8-K.

               None.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             PRIVATEBANCORP, INC.
                                             (Registrant)


                                             By: /s/ Ralph B. Mandell
                                                 -------------------------------
                                                 Ralph B. Mandell,
                                                 Chairman, President and
                                                 Chief Executive Officer


                                             By: /s/ Donald A. Roubitchek
                                                 -------------------------------
                                                 Donald A. Roubitchek,
                                                 Chief Financial Officer
                                                 (principal financial officer)

                                             By:  /s/ Lisa M. O'Neill
                                                  ------------------------------
                                                  Lisa M. O'Neill,
                                                  Controller
                                                  (principal accounting officer)

Date:  November 15, 1999

                                  EXHIBIT INDEX


Exhibit No.         Description
-----------         -----------

10.1 Stock Purchase Agreement dated as of October 4, 1999, by and among PrivateBancorp, Inc., Johnson International, Inc. and Johnson Bank Illinois

27                  Financial Data Schedule