Form 10-K405
period 1999-12-31
PRIVATEBANCORP INC
filed 2000-03-30
CIK 889936

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                               ----------------

                                   FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  For the fiscal year ended December 31, 1999

                                      or

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

  For the transition period from       to

                       Commission File Number: 000-25887

                               ----------------

                             PRIVATEBANCORP, INC.
            (Exact name of Registrant as specified in its charter)

               Delaware                              36-3681151
    (State or other jurisdiction of        (I.R.S. Employer Identification
    incorporation or organization)                     Number)

               Ten North Dearborn Street Chicago, Illinois 60602
                   (Address of principal executive offices)

                                (312) 683-7100
             (Registrant's telephone number, including area code)

                               ----------------

       Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, no par value

                               ----------------

  Indicate by checkmark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the voting common equity of the Registrant held by non-affiliates of the Registrant was approximately $42,974,725 based on the closing price of the common stock on March 13, 2000, as reported by Nasdaq National Market.

  As of March 13, 2000, the Registrant had outstanding 4,590,332 shares of common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders are incorporated by reference into Part III.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              PRIVATEBANCORP, INC.

                                   FORM 10-K

                               Table of Contents

                                                                          Page
                                                                         Number
                                                                         ------
                                    PART I
 Item 1.  Business....................................................      1
 Item 2.  Properties..................................................     20
 Item 3.  Legal Proceedings...........................................     21
 Item 4.  Submission of Matters to a Vote of Security Holders.........     21

                                    PART II
 Item 5.  Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................     22
 Item 6.  Selected Financial Data.....................................     23
 Item 7.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................     25
 Item 7A. Quantitative and Qualitative Disclosures about Market Risk..     39
 Item 8.  Financial Statements and Supplementary Data.................     41
 Item 9.  Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................     41

                                   PART III
 Item 10. Directors and Executive Officers............................     41
 Item 11. Executive Compensation......................................     41
          Security Ownership of Certain Beneficial Owners and
 Item 12. Management..................................................     42
 Item 13. Certain Relationships and Related Transactions..............     42

                                    PART IV
          Exhibits, Financial Statement Schedules and Reports on Form
 Item 14. 8-K.........................................................     42
 Index to Consolidated Financial Statements............................   F-1

                                    PART I

ITEM 1. BUSINESS

Overview

  PrivateBancorp, Inc. (the "Company") was organized as a Delaware corporation in 1989 to provide highly personalized financial services primarily to affluent individuals, professionals, entrepreneurs and their business interests. The Company was one of the first banks newly formed in the Chicago area in recent years. The organizers had significant senior level banking experience and many potential client contacts from prior banking positions.

  Through the Company's banking subsidiary, The PrivateBank and Trust Company ("PrivateBank"), the Company provides its clients with traditional personal and commercial banking services, lending programs, and trust and asset management services. Using the European tradition of "private banking" as the model, PrivateBank strives to develop a unique relationship with clients, utilizing a team of managing directors to serve the client's individual and corporate banking needs, and tailoring products and services to meet such needs. PrivateBank's managing directors are strategically located in seven Midwestern United States locations. Currently, the Company has six Chicago-area offices: Downtown Chicago, Wilmette, Illinois, Oak Brook, Illinois, St.Charles, Illinois, Lake Forest, Illinois, and Winnetka, Illinois. The Company also recently opened a loan production office in St. Louis, Missouri.

  The flagship downtown Chicago location opened in 1991. The Company expanded to Wilmette in north suburban Cook County in 1994 after identifying a senior banking officer with existing relationships and client contacts in this North Shore area. The Oak Brook facility in west suburban DuPage County was established in 1997 with the addition of a managing director who has extensive relationships in that market. The Company established the St. Charles office in January 2000, in connection with its purchase of Towne Square Financial Corporation (a company in the process of forming a de novo bank) on August 3, 1999. On November 18, 1999, the Company announced that it had filed an application to charter a new federal savings bank, to be known as The PrivateBank (St. Louis). Pending regulatory approval of this new subsidiary, the Company has opened a loan production office of PrivateBank in order to develop credit business in St. Louis. On February 11, 2000, the Company consummated its acquisition of Johnson Bank Illinois, adding additional locations of PrivateBank in Lake Forest and Winnetka, Illinois on Chicago's North Shore.

  Since the Company's start of banking operations in 1991, the Company has experienced rapid internal growth. From year-end 1995 to December 31, 1999, the compound annual growth rate in loans was 33.3%, in assets was 27.5%, in deposits was 26.5% and in trust assets under administration was 36.8%. At December 31, 1999, the Company had total loans of $397.2 million, total assets of $518.7 million, total deposits of $453.1 million, total stockholders' equity of $47.1 million and total trust assets under administration of $730.0 million.

  For financial information regarding the Company's three separate lines of business, Private Banking Services, Trust Services and Holding Company Activities, see "Note 2--Operating Segments" to the audited consolidated financial statements of the Company included in this report.

Market Focus

  In response to the need for personalized banking services, PrivateBank was created as the first Chicago-based institution dedicated primarily to providing banking services to affluent individuals, professionals, entrepreneurs and their business interests. The Company targets the affluent segment of the market in the belief that there is significant unmet demand for personalized services within this segment, and also because of the recognition of its significant growth potential.

The PrivateBank and Trust Approach

  The Company emphasizes personalized client relationships and custom-tailored financial services, complemented by the convenience of technology. The key aspects of the Company's private banking approach are:

    Personal Relationships. The Company's approach begins with the development of strong, dedicated relationships with clients. Each client of PrivateBank is matched with a team of individuals headed by a managing director. This managing director becomes the client's central point of contact with PrivateBank. The Company's managing directors, who are senior financial professionals, act as the financial partners of the clients, working with them to identify and service their banking needs. By dedicating a team of executives to each client, the Company is able to build ongoing relationships which allow the managing directors to use their increasing knowledge of the client's financial history and goals to quickly adapt the Company's services to the client's individual needs. Clients interact with the same persons at PrivateBank for all types of banking services, enabling them to gain a sense of security and continuity of personal service in their banking relationship. On the basis of this trust and confidence, the Company seeks to expand the scope of services provided to each client, often including banking needs related to the business affairs of clients. Satisfied clients provide the Company's most fertile source of new business and new client referrals as well.

    Affluent Target Client. The Company believes that the affluent segment of the population, meaning that segment with annual incomes over $150,000, is increasing and is diverse in terms of its overall wealth and financial needs. PrivateBank offers its services to those members of this segment who are focused on building and preserving wealth. The Company's clients include affluent individuals, professionals, entrepreneurs and their business interests. Target service industries include the accounting, legal and medical professions, as well as owners of closely-held businesses, commercial real estate investors and corporate executives. Although the Company generally targets individuals with high annual incomes and net worths, the Company also recognizes the growth potential of certain young professionals and extends services to those individuals whose incomes or net worths do not initially meet the Company's criteria. The Company believes that this segment of the market is most suited to the Company's business and that these individuals are most likely to develop long-term relationships.

    Customized Financial Services. In taking a long-term relationship approach to clients, the Company is able to differentiate its services from the "one-size-fits-all" mentality of other financial institutions. Clients use a wide variety of financial services beyond the traditional banking products, and the Company is constantly working to develop and shape services tailored to meet clients' growing financial needs. While the Company offers a portfolio of products, the Company believes that it is personalized service that distinguishes the Company from its competition. Clients are encouraged, not discouraged, to contact the Company. The Company uses regular contact as a way to strengthen relationships, increase services to existing clients and earn referral business.

    Streamlined Decision-Making Process. Unlike most larger banks, PrivateBank has not instituted a lengthy chain of command. Clients generally deal directly with their dedicated managing directors, who are given broad decision-making authority. This allows managing directors to respond quickly and efficiently to client needs. PrivateBank is able to use a streamlined approach because of the many qualified, experienced credit officers in the organization. Officers with credit approval authority make themselves available on short notice to help consult on or approve credits when time is of the essence. PrivateBank uses an "on call" approach, rather than structured meetings, to approve credit. As the amount of the credit and the complexity increases, PrivateBank resorts to a more traditional process.

    Enhanced Personal Service through Technology. While clients are encouraged to contact the Company directly, the Company also utilizes technology to complement and enhance client service. The Company offers products such as PrivateBank Access, an Internet banking service, MasterMoney debit cards and Private Line Access, a voice-response communication system, to enhance, not replace, personal contact. This technology allows the Company to afford clients the convenience of accessing services from remote locations at any time of day.

    Clients may connect to PrivateBank Access directly through the Company's Internet website, without the need for the diskettes or software downloads found in some competing PC banking systems. Currently, the product:

    .  accesses deposit information and current deposit rate schedules;

    .  allows transfers of funds among accounts;

    .  includes a bill payment service with a variety of options;

    .  allows information to be exported to financial software packages;

    .  includes a help desk which is staffed 92 hours per week; and

    .  sends e-mail messages from clients to PrivateBank personnel.

    As technology changes, the Company intends to modify and enhance electronic banking products. The Company believes that in the future, a growing number of clients will desire both personal and electronic services. The Company intends to work to improve and expand its dual-delivery systems providing the quality of service to which PrivateBank clients are accustomed.

    Extensive Financial Network. In order to compete with other financial service providers, the Company relies on a network of professionals in the financial and investment communities with whom strategic alliances have been developed over the years. This enables clients to receive a broad array of high quality services. For example, trust clients are provided services with selected investment management firms. Clients can either maintain existing investment management relationships when they become trust clients, or use approved providers of investment management services. The Company believes this choice distinguishes its service from the rigid policies set by some competitors. Clients are assisted in selecting a complete package of services best suited to their individual needs without incurring the overhead associated with directly employing diversified portfolio managers. The Company also has a contractual fee sharing agreement with Mesirow Financial, Inc., through its Chicago-based independent insurance brokerage unit. Through this affiliation, the Company offers a full range of personal and corporate insurance products to clients. To complement existing financial products and services, the Company has a contractual arrangement with Sterling Investment Services, Inc., a registered securities broker-dealer firm, through which clients are offered on-site securities brokerage services.

Strategy for Growth

  The Company seeks to enhance long-term stockholder value through internal growth, geographic expansion and expanded product lines. The Company expects to continue to evaluate possible acquisition candidates and new office locations and intends to pursue opportunities that it perceives to be attractive to the long-term value of its franchise. The Company intends to structure any transactions pursued with the goal of avoiding earnings per share dilution beyond the first year. It is anticipated that the costs associated with particular expansion initiatives or start-up operations may, in the near-term, have a negative impact on earnings per share. The Company's growth strategy entails five key components:

    Developing Existing Relationships. An important part of future growth will be the continued development of existing client relationships. As the needs of clients change and grow, the Company seeks to grow with them and continue to provide them with custom-tailored, flexible services. For example, the Company strives to follow clients from the purchase of their homes, through the financing of their own businesses, to the development and planning of their estates, and continuing the relationship tradition with their children and grandchildren. The Company believes it has a significant opportunity to further develop existing client relationships in each office.

    Increasing the Reach of Existing Offices. In addition to increasing the services provided to existing clients, the Company seeks to expand the market presence of existing offices. The Company believes that the growing need for private banking services in these markets is still largely unmet, and believes there is a significant opportunity to increase the client base of these offices, particularly with the newly opened St. Charles, Illinois and St. Louis, Missouri offices, and the newly acquired Winnetka and Lake Forest offices. The Company hopes to capitalize on its reputation and the reputations of its managing directors in increasing market presence. Managing directors, with their personal and professional contacts in the financial and corporate arenas, have been instrumental in developing business. The managing director of the St. Charles location is an experienced banker with significant contacts in St. Charles and the surrounding Fox Valley communities. The Company encourages senior executives to attend and host business receptions, charitable activities and promotional gatherings to interact with clients in a unique and personal manner. The Company also hopes to grow its business through referrals from existing clients. Referrals have been a significant source of new business. The Company values this system of networking because it allows further development and strengthening of personal and professional relationships with both new and existing clients.

    Opening Additional Offices in the Chicago Metropolitan Area. To further increase its market penetration in the Chicago area, the Company will consider opening additional offices as attractive locations are identified, and senior executives are found who share the Company's business philosophy.

    Expanding into New Markets. The Company believes the trend toward bank consolidation and centralized decision-making that has created a demand for private banking services is not unique to Chicago. In late 1999, the Company opened a loan production office in St. Louis pending regulatory approval of a new savings bank subsidiary that it is establishing in that location. This new office is being built around senior banking officers recruited for their strong banking experience and extensive personal and professional contacts in the St. Louis area. The Company believes there is similar demand for its products and services in other markets within the Midwest. The Company is interested in expanding in markets that present opportunities for growth and development similar to those in the Chicago and St. Louis markets. The Company intends to continue to pursue selective geographic expansion through possible acquisitions of existing institutions or by establishing new banking offices.

    Expanding into New Product Lines. The Company's goal is to be the primary source of financial products and services for its clients. The Company believes that by broadening product lines and adding financial services not currently offered by PrivateBank, the Company should be able to achieve an increase in franchise value through diversification of fee income and strengthening of client relationships. To reach this goal, the Company intends to consider acquisitions, joint ventures or strategic alliances with other financial service companies that emphasize quality service and the value of relationships. The Company targets businesses with complementary services and the ability to broaden the Company's product lines to better serve clients and help develop new client relationships.

Services

  The Company offers banking services to clients at a personal level. The Company believes this is not the same as personal banking service. The Company defines private banking as offering banking products and services to clients when they want it, how they want it and where they want it. Products and services are tailored to fit clients instead of making clients fit products and services. The Company's services fall into four general categories:

    Commercial Services. The Company offers a full range of lending products to businesses owned by or affiliated with its clients. Offerings include lines of credit for working capital, term loans for equipment and other investment purposes, and letters of credit to support client commitments. The Company tailors these products to meet the varied needs of the client. Non-credit products include lockbox, cash concentration accounts, merchant credit card processing, electronic funds transfer, other cash management products and insurance. The Company strives to offer banking packages that are competitive and provide service to clients beyond what is expected in the industry.

    Real Estate Services. PrivateBank provides real estate loan products to businesses and individuals. Commercial real estate lending products are designed for real estate investors. A full range of fixed and floating rate permanent and mini-permanent mortgages are provided for clients to finance a variety of properties such as apartment buildings, office buildings, strip shopping centers, and other income properties. The Company also provides some construction lending for residential and commercial developments. PrivateBank believes that its lending products are competitively priced with terms that are tailored to clients' individual needs.

    Residential mortgage products range from 30-year fixed rate products to personal construction lending. The home mortgage market is very competitive and service is what separates PrivateBank from the competition. Many mortgage lenders cannot work with borrowers who have non-traditional income sources or non-traditional properties, such as co-ops. The Company's mortgage lending staff is trained to work with successful individuals who have complex personal financial profiles. PrivateBank has developed a proficiency for mortgages in excess of $1.0 million per loan and will work with clients and market sources to place these loans into the secondary market. Experience has shown that residential lending is an excellent vehicle to attract new clients.

    Trust and Asset Management. The Company's trust services include investment management, personal trust and estate services, custodial services, retirement accounts and brokerage and investment services. Trust personnel work with clients to define objectives, goals and strategies for their investment portfolios. The Company assists the client with the selection of an outside investment manager and works to tailor the investment program accordingly. During 1999, the Company introduced PrivateBank Counselor, an asset allocation program that combines professional portfolio management with an investment plan that trust personnel tailor to the individual client's personal financial goals. Trust and estate account administrators work with clients and their attorneys to establish their estate plans. PrivateBank works closely with clients and their beneficiaries to ensure that their needs are met and to advise them on financial matters. When serving as trustee or executor, PrivateBank often structures and oversees investment portfolios. Clients are also provided with custodial services for safekeeping of their assets. Consistent with the private banking approach, there is an emphasis on a high level of personal service in the trust area, including prompt collection and reinvestment of interest and dividend income, weekly valuation, tracking of tax information, customized reporting and ease of security settlement. The Company also offers retirement products such as individual retirement accounts and administrative services for retirement vehicles such as profit sharing plans and employee stock option plans, as well as a full line of brokerage and investment products.

    Individual Banking Services. The typical private banking client has several of the following products: interest bearing checking with credit line, money market deposit accounts, certificates of deposit, ATM/debit card, and brokerage accounts. Some clients are using the PrivateBank Access Internet PC banking product. In addition to residential mortgages, clients are provided a variety of secured and unsecured personal loans and lines of credit. Through affiliations with Mesirow and Sterling, the Company offers insurance products and securities brokerage services. The Company strives to accommodate the individual needs of each client by offering the convenience of highly personalized services, including domestic and international wire transfers and foreign currency exchange.

Lending Activities

  The Company works with clients to provide a full range of commercial, real estate and personal lending products and services. Loans are concentrated in six major areas: (a) commercial real estate; (b) residential real estate; (c) commercial; (d) personal; (e) home equity; and (f) construction. The Company has adopted a loan policy that contains general lending guidelines and is subject to review and revision by the Board of Directors. Credit is extended consistent with this comprehensive loan policy. The Company believes the credit quality of the loan portfolio is excellent.

  The goal of the lending program is to meet the credit needs of a diverse client base while using sound credit principles to protect the quality of the Company's assets. The business and credit strategy is relationship-driven and the Company strives to provide a reliable source of credit, a variety of lending alternatives, and sound financial advice. When extending credit, decisions are based upon the client's ability to repay the loan from non-speculative sources. The quality and integrity of the borrower is crucial in the loan approval process. The loan portfolio's performance is monitored through regular contacts with clients, continual portfolio review, careful monitoring of delinquency reports and reliance on the Company's loan review function.

  The Company has retained an independent, outside resource to perform the loan review function. Using an outside resource ensures that the loan review process remains independent of the loan production and administration processes. The loan reviewer examines individual credits to critique any individual problems, and the entire portfolio to comment on any systemic weaknesses. The reviewer reports directly to the audit committee of the Board of Directors on a quarterly basis. In addition to loan review, the loan/investment committee of the Board reviews the adequacy of the allowance for loan losses on a quarterly basis. The committee assesses management's loan loss provisions based on loan review's findings, delinquency trends, historical loan loss experience and current economic trends.

  The legal lending limit, based on PrivateBank's statement of financial condition, is calculated at 20% of capital plus unencumbered reserves. At December 31, 1999, the legal lending limit was approximately $9.1 million and after completion of the Johnson Bank Illinois acquisition, has increased to $11.6 million at February 29, 2000. This is the maximum amount of credit that the Company may commit to any one individual or business entity after aggregating all related credit.

  In addition to the chief credit officer, certain individuals have been designated acting chief credit officers, credit officers, officers with lending authority, and residential real estate lending officers. No single individual has sole authority to approve a loan. As the size of aggregate credit exposure increases, additional officers are required to approve the loan requests. This serves several purposes: (a) larger credits get more scrutiny, (b) most senior credit officers become involved in the decision-making process for the vast majority of dollars loaned without approving a proportionate number of loan requests, and (c) the Company becomes more consistent in administration of credit as credit officers experience the dynamics of the overall portfolio and credit culture.

  The chief credit officer, or his designate, is involved in all credit decisions when the aggregate credit exposure is in excess of $250,000. The loan/investment committee of the PrivateBank Board of Directors reviews all credit decisions over $2.5 million. Prior committee approval is required for credit exposure in excess of $5.0 million and for all credits related to board members or managing directors. Loans are approved at the bank level by a management loan committee or by obtaining the approval of individual credit officers. The Company believes that this process allows it to be more responsive to clients' needs by being able to approve credit without waiting for scheduled committee meetings. Management loan committee meetings are used to discuss complex credits or when there is a feeling that a particular credit may be informative to everyone in the loan approval process.

  The lending policy sets guidelines for advance rates on certain types of collateral including accounts receivable, inventory, equipment and real estate. Under the policy guidelines, the maximum loan-to-value ratios are 80% for accounts receivable, 50% for inventory and 65% for equipment. These ratios are generally not exceeded. Under the policy, the maximum loan-to-value ratio for real estate is 80%, but maximum advance rates on real estate will differ depending upon the type of real estate taken as collateral. For example, higher loan-to-value ratios are acceptable for owner-occupied residential properties than non-owner occupied residential or commercial properties. Vacant land commands the lowest advance rate guidelines. The Company accepts primary and secondary liens on properties when appraised values are adequate. The lending policy also contains advance rate guidelines for securities and other financial instruments taken as collateral, including stocks, bonds, commercial paper, and bank deposit instruments. Under the policy guidelines, maximum loan-to-value ratios should generally not exceed 75% for stocks, 98% for government bonds, 80% for non-governmental bonds, 95% for commercial paper and 100% of bank deposit instruments.

  Specific collateral requirements are based upon the facts and circumstances of each individual credit decision. The financial strength and ascertainable character of each borrower and guarantor is also a factor in the credit approval process. The Company believes it is in a good position to assess borrowers' strengths and weaknesses and to make well-informed credit decisions on this basis due to the Company's close relationship with its clients. Loans are made based upon borrowers' available assets and the condition of their financial statements. The Company does not sell credit life insurance to borrowers.

  The following table sets forth the loan portfolio by category as of December 31, 1999 and 1998:

                             December 31,   Percentage   December 31,   Percentage
                                 1999     of total loans     1998     of total loans
                             ------------ -------------- ------------ --------------
                                             (dollars in thousands)
   Commercial real estate..    $146,368        36.8%       $ 94,392        33.5%
   Residential real
    estate.................      72,972        18.4          54,171        19.2
   Commercial..............      67,026        16.9          46,800        16.6
   Personal................      57,497        14.5          44,094        15.7
   Home equity.............      24,396         6.1          20,100         7.1
   Construction............      29,018         7.3          22,408         7.9
                               --------       -----        --------       -----
     Total loans...........    $397,277       100.0%       $281,965       100.0%
                               ========       =====        ========       =====

  Commercial Real Estate Loans. The commercial real estate portfolio is comprised primarily of loans secured by multi-family housing units located in the Chicago metropolitan area. Other types of commercial real estate collateral include: commercial properties owned by clients housing their manufacturing, warehousing or service businesses, investments in small retail centers, and investments in other business properties.

  Risks inherent in real estate lending are related to the market value of the property taken as collateral, the underlying cash flows and documentation. It is important to accurately assess property values through careful review of appraisals. Some examples of risky commercial real estate lending include loans secured by properties with widely fluctuating market values or income properties occupied by renters with unstable sources of income, and not perfecting liens on property taken as collateral. The Company mitigates these risks by understanding real estate values in areas in which PrivateBank lends, investigating the sources of cash flow servicing the debt on the property and adhering to loan documentation policy.

  Commercial real estate loan products include mini-permanent and permanent financing, transaction loans to purchase properties prior to permanent financing, and lines of credit secured by commercial real estate portfolios. Mini-permanent and permanent financing are typically structured as adjustable rate mortgages ("ARMs"). ARM structure allows clients to lock in an interest rate for a fixed period of time in order to avoid interest rate risk. The vast majority of these ARM loans have initial fixed pricing for between one to five years. Each ARM loan has language defining repricing beyond the initial fixed pricing term. Transaction loans to purchase commercial property typically have maturities of one year or less. Lines of credit secured by commercial real estate portfolios are typically granted for one year with annual extensions after a successful underwriting review. Interest rates for lines of credit typically are based on a floating rate formula.

  In the credit analysis process for commercial real estate loans, the Company typically reviews the appraised value of the property, the ability of the property as collateral to service debt, the significance of any outside income of the borrower or income from other properties owned by the borrower, and the strength of guarantors, if any. The real estate appraisal policy has been approved by the Board loan/investment committee. It addresses selection of appraisers, appraisal standards, environmental issues and specific requirements for different types of properties.

  Residential Real Estate Loans. The residential real estate portfolio consists primarily of first and second mortgage loans for 1-4 unit residential properties. The Company does not originate long-term fixed rate loans for the portfolio due to interest rate risk considerations. However, these loans are originated for sale into the secondary market. This is a significant business activity in the residential real estate lending unit. For the portfolio, the Company originates ARM loans typically structured with 30-year maturities and initial rates fixed for between one to five years with annual repricing beyond the initial term.

  The credit review process mirrors the standards set by traditional secondary market sources. The Company reviews appraised value and debt service ratios, and then gathers data during the underwriting process in accordance with the various laws and regulations governing residential real estate lending. The real estate appraisal policy sets specific standards for valuing residential property.

  Pre-approval from secondary market sources is required before loans are approved to be sold into the secondary market. The internal approval process is less stringent for loans pre-approved by secondary market sources. This allows the Company to be responsive to the tight time commitments dictated for locking in rates in the secondary market.

  The Company believes that it has a competitive advantage in its ability to offer financing for clients who have non-traditional income sources or require large mortgage loans. The Company has developed secondary market sources for mortgages, including several able to provide financing in amounts in excess of $1.0 million per loan which is occasionally required by clients. By offering ARM loans, the Company can offer credit to individuals who are self-employed or have significant income from partnerships or investments. The secondary market often will not take the time or will be unable to make exceptions for otherwise qualified borrowers. The Company also has experience in making loans to qualified borrowers secured by co-ops. The Company believes that it is one of a limited number of financial institutions in the Chicago area making these loans.

  Commercial Loans. The commercial loan portfolio is comprised of lines of credit for working capital, term loans for equipment and expansion, and letters of credit. These loans are made to businesses affiliated with clients, or to clients directly for business purposes. The vast majority of the Company's commercial loans are personally guaranteed. Unsecured loans are made to businesses when a guarantor, as a secondary source of repayment, has a significant ability to repay and a significant interest in the business entity. Commercial loans can contain risk factors unique to the business of each borrower. In order to mitigate these risks, the Company seeks to gain an understanding of the business of each borrower, place appropriate value on collateral taken and structure the loan properly to make sure that collateral values are maintained while loans are committed. Appropriate documentation of commercial loans is also important to protect the Company's interests.

  Lines of credit typically are limited to a percentage of the value of the assets securing the line, and priced by a floating rate formula. Lines of credit typically are reviewed annually and are supported by accounts receivable, inventory and equipment. Depending on the risk profile of the borrower, the Company may require periodic aging of receivables, and inventory and equipment listings to verify the quality of the borrowing base prior to advancing funds. The term loans are typically also secured by the assets of clients' businesses. Term loans typically have maturities between one to five years, with either floating or fixed rates of interest. Commercial borrowers are required to provide updated personal and corporate financial statements at least annually. Letters of credit are an important product to many clients. The Company issues standby or performance letters of credit, and can service the international needs of clients through correspondent banks. The Company uses the same underwriting standards for letters of credit as for funded loans.

  The credit approval process for commercial loans is comprehensive. The Company typically reviews the current and future cash needs of the borrower, the business strategy, management's ability, the strength of the collateral, and the strength of the guarantors. While the loan policy has guidelines for advances on different types of collateral, the Company establishes eligible asset values on a case-by-case basis for each borrower. The officer on the account must be able to validate his or her position during the approval process.

  Personal Loans. The personal loan portfolio consists of loans to secure funds for personal investment, loans to acquire personal assets such as automobiles and boats, and personal lines of credit. Quite often, borrowers prefer not to liquidate assets to secure funds for investment or personal acquisitions. They will use these assets as collateral for personal loans, or if their financial statements and personal reputations are sufficient, the Company will grant unsecured credit. A key factor in originating personal loans is knowing the borrowers. When personal loans are unsecured, the Company believes that the character and integrity of the borrower becomes as important as the borrower's financial statement.

  Clients request a combination of lines of credit, floating-rate term loans and fixed-rate term loan products. Many clients use their personal investment portfolios as collateral for personal loans. Personal lines of credit are used for a variety of purposes such as the comfort of having funds available for future uses or establishing a line of credit as overdraft protection. The Company responds quickly to the needs of clients within the limits set by the loan policy.

  Personal loans are subject to the same approval process as all other types of loans. Each client is underwritten to ensure that they have adequate collateral coverage and/or cash flow. Annual financial statements are required of each personal borrower.

  Home Equity Loans. The home equity loan portfolio consists of traditional home equity lines of credit prevalent in the market today. In general, the Company advances up to 80% on the value of a home, less the amount of prior liens. However, the Company may vary from that percentage depending on the value of the home, type of dwelling, and the personal financial situation of the borrower. Home equity loans are funded either through draws requested by clients or by special home equity credit drafts that function as bank checks. Home equity loans are approved using the same standards as residential mortgage loans. The borrower's personal cash flow is compared to debt service requirements to determine the borrower's ability to repay. Home equity loans are competitively priced and are based on a floating rate formula.

  Construction Loans. The construction loan portfolio consists of single residential properties, multi-family properties, and commercial projects. As construction lending has greater inherent risk, the Company closely monitors the status of each construction loan throughout its term. Typically, full investment of the borrower's equity is required in construction projects prior to injecting funds. Generally, borrowers are not allowed to recoup their equity from the sale proceeds of finished units (if applicable) until the Company has recovered its funds on the overall project. A title company is used to disburse periodic draws from the construction line to ensure that there will be no title problems at the end of the project.

  Construction loans are often the highest yielding loans in the portfolio due to the inherent risks and the monitoring requirements. These loans typically have floating rates, commitment fees and release fees. During the credit approval process, factors unique to construction loans are considered. These include assessment of the market for the finished product, reasonableness of the construction budget, ability of the borrower to fund cost overruns, and the borrower's ability to liquidate and repay the loan at the point when the loan-to-value ratio is the greatest. The Company seeks to manage these risks by, among other things, ensuring that the collateral value of the property throughout the construction process does not fall below acceptable levels, ensuring that funds disbursed are within parameters set by the original construction budget, and properly documenting each construction draw. Due to more stringent standards for underwriting and monitoring construction loans and the credit profile of borrowers, the Company is comfortable with the risk associated with this portfolio and are committed to construction lending as an integral part of the lending program.

Investment Activities

  The objective of the investment policy is to maximize income consistent with liquidity, asset quality, regulatory constraints and asset/liability objectives. The policy is to be reviewed at least annually by the Board of Directors. The Board is provided monthly information recapping purchases and sales with the resulting gains or losses, average maturity, federal taxable equivalent yields and appreciation or depreciation by investment categories.

  The Company invests primarily in direct obligations of the United States, obligations guaranteed as to principal and interest by the United States, obligations of agencies of the United States, bank-qualified obligations of state and local political subdivisions and collateralized mortgage obligations. The Company also may invest from time to time in corporate debt or other securities as permitted by the investment policy. In addition, the Company enters into federal funds transactions with principal correspondent banks, and primarily act as a net seller of such funds. The sale of federal funds are effectively short-term loans from the Company to other banks.

  The investment portfolio also includes minimal equity investments in the Federal Home Loan Bank of Chicago ("FHLB") and Neighborhood Housing Service ("NHS"). The Company invests in FHLB in order to be a member, which qualifies it to use their services, including FHLB borrowings. See "Management's Discussion and Analysis of Financial Condition and Results of Operation-- Liquidity and Capital Resources." NHS is a not-for-profit organization which helps provide affordable housing to low and moderate income residents in the Chicago area. The size of this investment is proportionate to the volume of loans in certain credit programs offered by NHS. NHS is an important vehicle in the Company's Community Reinvestment Act ("CRA") lending program.

  Rather than incurring the costs of employing a full-time investment manager with the requisite expertise to establish a diverse investment program, the Company engages outside investment advisory firms to help execute the Company's strategy.

Asset/Liability Management Committee

  The Company has an asset/liability committee ("ALCO") comprised of selected senior executives who are charged with the dual goals of optimization and stabilization of net interest income over time while adhering to prudent banking practices. ALCO oversees asset growth, liquidity and capital, and directs the overall acquisition and allocation of funds. At its meetings, ALCO reviews issues including:

  .  data on economic conditions;

  .  current interest rate outlook;

  .  current forecast on loans and deposits;

  .  mix of interest rate sensitive assets and liabilities;

  .  bank liquidity position;

  .  investment portfolio purchases and sales; and

  .  other matters as presented.

  ALCO is also responsible for monitoring compliance with the investment policy. On a monthly basis, ALCO reports to the loan/investment committee who reviews the portfolio of reports prepared for the Board of Directors and all the decisions made by ALCO affecting net interest income.

Trust and Asset Management

  Clients are offered a wide variety of trust and asset management services designed to meet their individual needs and investment goals. Many of the trust clients have long-standing relationships with the Company's managing directors. In administering a trust, there is a close working relationship among the client, the beneficiaries and the trustees' attorneys and accountants on personal and tax matters to assist the client in accomplishing their stated objectives. As fiduciaries of a trust or estate, responsibilities may include:

  .  administering the account pursuant to the applicable document;

  .  collecting, holding and valuing assets;

  .  monitoring investment portfolios;

  .  paying debts, expenses and taxes;

  .  distributing property; and

  .  advising beneficiaries.

  In addition to trust and estate administration, the Company offers:

  .  institutional accounts;

  .  guardianship administration;

  .  investment agency accounts;

  .  Section 1031 exchanges; and

  .  custodial accounts.

  Over the past three years, the average account value of new trusts administered by PrivateBank was approximately $3.0 million. The Company seeks to continue to grow the trust business as PrivateBank expands its client base and clients increasingly reach retirement age and focus on their estate plans.

  The Company has chosen to outsource the investment management aspect of the trust business so that the Company may offer to clients diversity and flexibility of investment representation and to allow an impartial evaluation of investment performance. This structure also allows clients to independently designate one or more specific advisors enabling them to maintain existing relationships they may have within the financial community. If the client does not have such a relationship in place, the Company helps them select an investment management firm that will best service their needs. Based on the client's investment strategy and objectives and the account attributes, one or more investment managers are chosen from a selected group of approved advisors.

  The trust policy has established controls over trust activities to safeguard the assets of clients against operational and administrative risk. The Company has a system of internal controls that is designed to keep operating risk at appropriate levels. The system of internal controls includes policies and procedures relating to authorization, approval, documentation and monitoring of transactions. Administrative risk is the risk of loss that may occur as a result of breaching a fiduciary duty to a client. To manage this risk, the trust policy has established corporate policies and procedures to ensure that obligations to clients are discharged faithfully and in compliance with applicable legal and regulatory requirements. These policies and procedures provide guidance and establish standards related to the creation, sale, and management of investment products, trade execution, and counterparty selection.

Competition

  The Company does business in the highly competitive financial services industry. PrivateBank's geographic market is primarily the greater Chicago metropolitan area. The St. Louis market has characteristics similar to the Chicago market. The financial services industry is comprised of commercial banks, thrifts, credit unions, investment banks, brokerage houses, money managers, and other providers of financial products and services. These firms compete with PrivateBank for one or more of the following: loans, deposits, trust services, or investment products. Some of these firms have business units that promote themselves as "private banks." The typical private banking competitor is a unit of a large commercial bank catering to the upper echelon of that bank's customer base.

  The Company views PrivateBank as the only private bank in the Chicago market focused solely on offering an extended range of traditional banking and trust products to affluent professionals, entrepreneurial individuals and their business interests. While the products may be similar to those of the Company's competitors,

PrivateBank attempts to emphasize its distinguishing characteristic of consistent, superior levels of personal service. For commercial and commercial real estate lending, the Company competes with a number of major Chicago-area financial institutions and suburban banks and, in the St. Louis market, with St. Louis-based financial institutions and banking offices. For trust services, the Company competes with the largest Chicago-area banks and some investment managers. For private banking services, competition is with the private banking departments of major Chicago-area financial institutions, some suburban banks, and brokerage houses. For residential mortgage lending, the Company competes with banks, savings and loans, mortgage brokers and numerous other financial services firms offering mortgage loans in PrivateBank's market areas. Several competitors are national or international in scope.

  Some competitors are not subject to the same degree of regulation as that imposed on bank holding companies and state banking organizations. In addition, the larger banking organizations, investment banks and brokerage houses have significantly greater resources than the Company. As a result, such competitors have advantages over PrivateBank in name recognition and market penetration.

Employees

  As of December 31, 1999, the Company had approximately 91 full-time equivalent employees. With the addition of the offices in Lake Forest and Winnetka, as of February 29, 2000, the Company had approximately 115 full-time equivalent employees.

  Employees are provided with a comprehensive program of benefits, some of which are on a contributory basis, including comprehensive medical and dental plans, life insurance plans, and a 401(k) plan. The Company considers its relationship with its employees to be good.

Year 2000

  Through December 31, 1999, the Company had spent approximately $650,000 in preparation for its year 2000 readiness. The Company has not experienced any year 2000 problems.

                          SUPERVISION AND REGULATION

General

  Banking is a highly regulated industry. The following is a summary of several applicable statutes and regulations. However, these summaries are not complete, and you should refer to the statutes and regulations for more information. Also, these statutes and regulations are likely to change in the future, and the Company cannot predict what effect these changes, if made, will have on its operations. Finally, please note that the supervision, regulation and examination of banks and bank holding companies by bank regulatory agencies are intended primarily for the protection of depositors rather than stockholders of banks and bank holding companies.

Bank Holding Company Regulation

  The Company is registered as a "bank holding company" with the Board of Governors of the Federal Reserve System (the "Federal Reserve") pursuant to the Bank Holding Company Act of 1956 (the Bank Holding Company Act of 1956 and the regulations issued thereunder are collectively referred to as the "BHC Act"), and is subject to regulation, supervision and examination by, and is required to file reports and additional information with, the Federal Reserve.

  Minimum Capital Requirements. The Federal Reserve has adopted risk-based capital requirements for assessing bank holding company capital adequacy. These standards revise the normal definition of capital and establish minimum capital standards in relation to assets and off-balance sheet exposures, as adjusted for credit risks. At December 31, 1999, the Company's consolidated assets were approximately $518.7 million. Under the Federal Reserve's risk-based guidelines applicable to the Company, capital is classified into two categories.

  For bank holding companies, Tier 1, or "core", capital consists of:

  .  common stockholders' equity;

  .  perpetual preferred stock (subject to some limitations); and

  . minority interests in the common equity accounts of consolidated subsidiaries less:

  .  goodwill;

  .  specified intangible assets; and

  .  specified investments in other corporations.

  Tier 2, or "supplementary," capital consists of:

  .  the allowance for loan and lease losses;

  .  perpetual preferred stock and related surplus;

  .  hybrid capital instruments;

  .  perpetual debt securities;

  .  mandatory convertible debt securities;

  .  term subordinated debt and related surplus; and

  .  intermediate-term preferred stock, including related securities.

  Under the Federal Reserve's capital guidelines, bank holding companies are required to maintain a minimum ratio of qualifying total capital to risk-weighted assets of 8%, of which at least 4% must be in the form of Tier 1 capital. The Federal Reserve has established a minimum ratio of Tier 1 capital to total assets of 3% for strong bank holding companies (the highest category under the regulatory rating system). For all other bank holding companies, the minimum ratio of Tier 1 capital to total assets is 4%. In addition, the Federal Reserve continues to consider the Tier 1 leverage ratio in evaluating proposals for expansion or new activities.

  In its capital adequacy guidelines, the Federal Reserve emphasizes that the foregoing standards are supervisory minimums and that banking organizations generally are expected to operate well above the minimum ratios. These guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum levels.

  As of December 31, 1999, the Company had regulatory capital in excess of the Federal Reserve's minimum requirements. The Company's total risk-based capital ratio at December 31, 1999 was 13.96% and its leverage ratio was 10.77%.

  Acquisitions. The BHC Act requires prior Federal Reserve approval for, among other things, the acquisition by a bank holding company of direct or indirect ownership or control of more than 5% of the voting shares or substantially all the assets of any bank or bank holding company, or for a merger or consolidation of a bank holding company with another bank holding company. With limited exceptions, the BHC Act prohibits a bank holding company from acquiring direct or indirect ownership or control of voting shares of any company which is not a bank or bank holding company and from engaging directly or indirectly in any activity other than banking or managing or controlling banks or performing services for its authorized subsidiaries. A bank holding company may, however, engage in or acquire an interest in a company that engages in activities which the Federal Reserve has determined, by regulation or order, to be so closely related to banking or managing or controlling banks as to be a proper incident thereto, such as owning and operating a savings association, trust company, or investment or financial advisory business. Under the BHC Act and Federal Reserve regulations, the Company is prohibited from engaging in tie-in arrangements in connection with an extension of credit, lease, sale of property, or furnishing of services. That means that, in most circumstances, the Company may not condition a client's purchase of one of its services on the purchase of another service.

  Interstate Banking and Branching Legislation. Under the Interstate Banking and Efficiency Act, adequately capitalized and adequately managed bank holding companies are allowed to acquire banks across state lines subject to various limitations. In addition, under the Interstate Banking Act, banks are permitted, under some circumstances, to merge with one another across state lines and thereby create a main bank with branches in separate states. After establishing branches in a state through an interstate merger transaction, a bank may establish and acquire additional branches at any location in the state where any bank involved in the interstate merger could have established or acquired branches under applicable federal and state law.

  Ownership Limitations. Any person, including that person's associates, affiliates and groups acting in concert with him or her, who purchases or subscribes for 5% or more of the common stock of the Company may be required to obtain prior approval of the Commissioner and the Federal Reserve. Under the Illinois Banking Act, any person who thereafter acquires more than 10% of the Company's stock may be required to obtain the prior approval of the Commissioner. Under the Change in Bank Control Act, a person may be required to obtain the prior regulatory approval of the Federal Deposit Insurance Corporation ("FDIC") and the Federal Reserve before acquiring the power to directly or indirectly control the management, operations or policies of the Company or PrivateBank or before acquiring control of 25% or more of any class of the Company's or PrivateBank's outstanding voting stock. In addition, any corporation, partnership, trust or organized group that acquires a controlling interest in the Company or PrivateBank may have to obtain approval of the Federal Reserve to become a bank holding company and thereafter be subject to regulation as a bank holding company.

  Dividends. The Federal Reserve has issued a policy statement on the payment of cash dividends by bank holding companies. In the policy statement, the Federal Reserve expressed its view that a bank holding company experiencing earnings weaknesses should not pay cash dividends exceeding its net income or which could only be funded in ways that weakened the bank holding company's financial health, such as by borrowing. Additionally, the Federal Reserve possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to prohibit or limit the payment of dividends by banks and bank holding companies.

  Under a longstanding policy of the Federal Reserve, the Company is expected to act as a source of financial strength to PrivateBank and to commit resources to support PrivateBank. The Federal Reserve takes the position that in implementing this policy, it may require the Company to provide financial support when the Company otherwise would not consider itself able to do so.

  In addition to the restrictions on dividends imposed by the Federal Reserve, Delaware law also places limitations on the Company's ability to pay dividends. For example, the Company may not pay dividends to its stockholders if, after giving effect to the dividend, it would not be able to pay its debts as they become due. Because a major source of the Company's revenue could be dividends which the Company expects to receive from PrivateBank, the Company's ability to pay dividends will depend on the amount of dividends paid by PrivateBank. The Company cannot be sure that PrivateBank will, in any circumstances, pay such dividends to it.

Bank Regulation

  Under Illinois law, PrivateBank is subject to supervision and examination by the commissioner of the Illinois Office of Banks and Real Estate (the "Commissioner"). As an affiliate of PrivateBank, the Company is also subject to examination by the Commissioner. PrivateBank is a member of the Federal Home Loan Bank ("FHLB") of Chicago and may be subject to examination by the FHLB of Chicago. In addition, the deposits of PrivateBank are insured by the Bank Insurance Fund ("BIF") thereby rendering PrivateBank subject to the provisions of the Federal Deposit Insurance Act ("FDIA") and, as a state nonmember bank, to supervision and examination by the FDIC. The FDIA requires the FDIC approval of any merger and/or consolidation by or with an insured bank, as well as the establishment or relocation of any bank or branch office. The FDIC also supervises compliance with the provisions of federal law and regulations which place restrictions on loans by FDIC-insured banks to their directors, executive officers and other controlling persons.

  Furthermore, all banks are affected by the credit policies of other monetary authorities, including the Federal Reserve, which regulate the national supply of bank credit. Such regulation influences overall growth of bank loans, investments, and deposits and may also affect interest rates charged on loans and paid on deposits. The Federal Reserve's monetary policies have had a significant effect on the operating results of commercial banks in the past and this trend is expected to continue in the future.

  Dividends. The Illinois Banking Act provides that an Illinois bank may not pay dividends of an amount greater than its current net profits after deducting losses and bad debts while such bank continues to operate a banking business. For the purpose of determining the amount of dividends that an Illinois bank may pay, bad debts are defined as debts upon which interest is past due and unpaid for a period of six months or more unless such debts are well-secured and in the process of collection.

  In addition to the foregoing, the ability of the Company and PrivateBank to pay dividends may be affected by the various minimum capital requirements and the capital and non-capital standards established under the Federal Deposit Insurance Corporation Improvements Act of 1991 ("FDICIA"), as described below.

  Federal Reserve System. PrivateBank is subject to Federal Reserve regulations requiring depository institutions to maintain noninterest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve regulations generally require 3% reserves on the first $44.3 million of transaction accounts plus 10% on the remainder. The first $5.0 million of otherwise reservable balances (subject to adjustments by the Federal Reserve) are exempted from the reserve requirements. PrivateBank is in compliance with that requirement.

  Standards for Safety and Soundness. The FDIA, as amended by FDICIA and the Riegle Community Development and Regulatory Improvement Act of 1994, requires the Federal Reserve, together with the other federal bank regulatory agencies, to prescribe standards of safety and soundness, by regulations or guidelines, relating generally to operations and management, asset growth, asset quality, earnings, stock valuation, and compensation. The FDIC and the other federal bank regulatory agencies have adopted a set of guidelines prescribing safety and soundness standards pursuant to FDICIA. The guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder. In addition, the FDIC adopted regulations that authorize, but do not require, the FDIC to order an institution that has been given notice by the FDIC that it is not satisfying any of the safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the FDIC must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized association is subject under the "prompt corrective action" provisions of FDICIA. If an institution fails to comply with such an order, the FDIC may seek to enforce its order in judicial proceedings and to impose civil money penalties. The FDIC and the other federal bank regulatory agencies also proposed guidelines for asset quality and earning standards.

  Prompt Corrective Action. FDICIA requires the federal banking regulators, including the Federal Reserve and the FDIC, to take prompt corrective action with respect to depository institutions that fall below minimum capital standards and prohibits any depository institution from making any capital distribution that would cause it to be undercapitalized. Institutions that are not adequately capitalized may be subject to a variety of supervisory actions, including restrictions on growth, investment activities, capital distributions and affiliate transactions, and will be required to submit a capital restoration plan which, to be accepted by the regulators, must be guaranteed in part by any company having control of the institution (for example, the Company or a stockholder controlling the Company). In other respects, FDICIA provides for enhanced supervisory authority, including greater authority for the appointment of a conservator or receiver for under-capitalized institutions. The capital-based prompt corrective action provisions of FDICIA and their implementing regulations apply to FDIC-insured depository institutions. However, federal banking agencies have indicated that, in regulating bank holding companies, the agencies may take appropriate action at the holding company level based on their assessment of the effectiveness of supervisory actions imposed upon subsidiary insured depository institutions pursuant to the prompt corrective action provisions of FDICIA. PrivateBank will be subject to annual reporting under the provisions of FDICIA beginning with year ended information as of December 31, 2000.

  As of December 31, 1999, PrivateBank had capital in excess of the requirements for a "well-capitalized" institution.

  Insurance of Deposit Accounts. Under FDICIA, as an FDIC-insured institution, PrivateBank is required to pay deposit insurance premiums based on the risk it poses to the insurance fund. The FDIC has authority to raise or lower assessment rates on insured deposits in order to achieve designated reserve ratios in the insurance funds and to impose special additional assessments. Each depository institution is assigned to one of three capital groups: "well capitalized," "adequately capitalized" or "undercapitalized." Within each capital group, institutions are assigned to one of three supervisory subgroups: "A" (institutions with few minor weaknesses), "B" (institutions which demonstrate weaknesses which, if not corrected, could result in significant deterioration of the institution and increased risk of loss to BIF, and "C" (institutions that pose a substantial probability of loss to BIF unless effective corrective action is taken). Accordingly, there are nine combinations of capital groups and supervisory subgroups to which varying assessment rates would be applicable. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. During 1999, PrivateBank paid deposit insurance premiums in the aggregate amount of $42,889.

  Deposit insurance may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practice, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. The Company does not know any practice, condition or violation that might lead to termination of its deposit insurance.

  The Economic Growth and Regulatory Paperwork Reduction Act of 1996 provides that beginning with semi-annual periods after December 31, 1996, BIF deposits will also be assessed to pay interest on the bonds issued in the late 1980s by the Financing Corporation (the "FICO Bonds") to recapitalize the now defunct Federal Savings & Loan Insurance Corporation. For purposes of the assessments to pay interest on the FICO Bonds, BIF deposits will be assessed at a rate of 20% of the assessment rate applicable to SAIF deposits until December 31, 1999. Effective December 31, 1999, full pro rata sharing of FICO assessments has begun. It has been estimated that the rates of assessment for the payment of interest on the FICO Bonds will be approximately 1.3 basis points for BIF-assessable deposits and approximately 6.4 basis points for SAIF-assessable deposits. The payment of the assessment to pay interest on the FICO Bonds should not materially affect PrivateBank.

  Community Reinvestment. Under the CRA, a financial institution has a continuing and affirmative obligation to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community. However, institutions are rated on their performance in meeting the needs of their communities. Performance is judged in three areas:
(a) a lending test, to evaluate the institution's record of making loans in its assessment areas; (b) an investment test, to evaluate the institution's record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and business; and (c) a service test, to evaluate the institution's delivery of services through its branches, ATMs and other offices. The CRA requires each federal banking agency, in connection with its examination of a financial institution, to assess and assign one of four ratings to the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by the institution, including applications for charters, branches and other deposit facilities, relocations, mergers, consolidations, acquisitions of assets or assumptions of liabilities, and savings and loan holding company acquisitions. The CRA also requires that all institutions make public disclosure of their CRA ratings.

  PrivateBank was assigned a "satisfactory" rating in January 1999 as a result of its last CRA examination. This is the second highest rating a bank may receive.

  Compliance with Consumer Protection Laws. PrivateBank is subject to many federal consumer protection statutes and regulations including the CRA, the Truth in Lending Act, the Truth in Savings Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Real Estate Settlement Procedures Act and the Home Disclosure Act. Among other things, these acts:

  .  require banks to meet the credit needs of their communities;

  . require banks to disclose credit terms in meaningful and consistent ways;

  . prohibit discrimination against an applicant in any consumer or business credit transaction;

  .  prohibit discrimination in housing-related lending activities;

  . require banks to collect and report applicant and borrower data regarding loans for home purchases or improvement projects;

  . require lenders to provide borrowers with information regarding the nature and cost of real estate settlements;

  . prohibit certain lending practices and limit escrow account amounts with respect to real estate transactions; and

  . prescribe possible penalties for violations of the requirements of consumer protection statutes and regulations.

  From time to time PrivateBank has been made aware of certain deficiencies in its consumer compliance program. Management believes that any deficiencies have already been or are in the process of being corrected. In the event that consumer compliance deficiencies were to continue over time, enforcement or administrative actions by the appropriate federal banking regulators may affect the implementation of the Company's growth strategies.

  Enforcement Actions. Federal and state statutes and regulations provide financial institution regulatory agencies with great flexibility to undertake an enforcement action against an institution that fails to comply with regulatory requirements, particularly capital requirements. Possible enforcement actions range from the imposition of a capital plan and capital directive to receivership, conservatorship or the termination of deposit insurance.

  Other. PrivateBank is also subject to state and federal restrictions upon:

  .  extensions of credit to the Company and any non-banking affiliates,

  .  the purchase of assets from affiliates,

  . the issuance of guarantees, acceptances or letters of credit on behalf of affiliates, and

  . investments in stock or other securities issued by affiliates or acceptance thereof as collateral for an extension of credit.

  The Company and PrivateBank are subject to restrictions with respect to engaging in the issuance, underwriting, public sale or distribution of certain types of securities. In addition, PrivateBank must maintain reserves against deposits and is subject to restrictions upon:

  . the nature and amount of loans which it may make to a single borrower (and, in some instances, a group of affiliated borrowers),

  .  the nature and amount of securities in which it may invest,

  .  the amount of investment in PrivateBank premises, and

  .  the manner in and extent to which it may borrow money.

  Impact of the Gramm-Leach-Bliley Act. On November 12, 1999, President Clinton signed the Gramm-Leach-Bliley Act (the "GLB Act"), which among other things, establishes a comprehensive framework to permit affiliations among commercial banks, insurance companies and securities firms. The GLB Act also requires financial institutions to disclose, on ATM machines, any non-customer fees and to disclose to their customers upon the issuance of an ATM card any fees that may be imposed by the institutions on ATM users. For older ATMs, financial institutions will have until December 31, 2004 to provide such notices.

  The GLB Act imposes new requirements on financial institutions with respect to customer privacy. The GLB Act generally prohibits disclosure of customer information to non-affiliated third parties unless the customer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to customers annually. The GLB Act directs the federal regulators to promulgate implementing regulations within six months of enactment. The privacy provisions will become effective six months thereafter.

  The Company does not believe that the GLB Act will have a material adverse affect upon its operations in the near term. However, to the extent the GLB Act permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. This could result in a growing number of larger financial institutions that offer a wider variety of financial services than the Company currently offers and that can aggressively compete in the markets it currently serves.

Pending Application--PrivateBank (St. Louis)

  Assuming its pending application is approved by the Office of Thrift Supervision ("OTS") and the FDIC, PrivateBank (St. Louis) will be a federally chartered savings bank. Accordingly, it would be governed by and subject to extensive regulation, examination and supervision by the OTS, and would be required to comply with the rules and regulations of the OTS under the Home Owners' Loan Act ("HOLA"). As a federally chartered savings bank, PrivateBank (St. Louis) will have greater flexibility in pursuing interstate branching than an Illinois state bank. The activities of PrivateBank (St. Louis) will also be governed by the Federal Deposit Insurance Act. The FDIC will have back-up regulatory authority over PrivateBank (St. Louis).

  Under such regulation and supervision, PrivateBank (St. Louis) would be required to file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to establishing branches or entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. The OTS would conduct periodic examinations to test PrivateBank's (St. Louis) compliance with various regulatory and safety and soundness requirements. This regulation and supervision establishes a comprehensive framework of supervision and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including discretion with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the OTS, the FDIC or the Congress, could have a material adverse impact on the Company, PrivateBank (St. Louis) and their operations.

  PrivateBank (St. Louis) would also be required to be a qualified thrift lender ("QTL"). The HOLA requires savings institutions to meet a QTL test, under which the institution is required to either qualify as a "domestic building and loan association" under the Internal Revenue Code or maintain at least 65% of its "portfolio assets" (total assets less (1) specified liquid assets up to 20% of total assets; (2) intangibles, including goodwill; and (3) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed securities), in at least nine months out of each 12 month period. As part of its application process, PrivateBank (St. Louis) has submitted a three year business plan to the FDIC and the OTS which commits to compliance with the QTL test among other objectives, including the maintenance of sufficient capital. A savings institution that fails the QTL test is subject to certain operating restrictions and may be required to convert to a bank charter. In meeting the QTL test, PrivateBank (St. Louis) may be assisted by PrivateBank through the purchase by PrivateBank of certain loans and/or assets from PrivateBank (St. Louis).

              SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES
                         LITIGATION REFORM ACT OF 1995

  This report contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, can generally be identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ materially from the results discussed in forward-looking statements. Factors which might cause such a difference include, but are not limited to, fluctuations in market rates of interest and loan and deposit pricing; a deterioration of general economic conditions in the Company's market areas; legislative or regulatory changes; adverse developments in the Company's loan or investment portfolios; significant increases in competition; unanticipated costs or lower than expected business levels relating to the Company's newly established St. Charles, Illinois and St. Louis, Missouri operations; an inability to realize cost savings in the newly acquired operations of Johnson Bank Illinois or to achieve enhanced revenues to the full extent expected or within the expected time frame; unanticipated delays or costs relating to the establishment of PrivateBank (St. Louis); difficulties in identifying attractive acquisition opportunities or strategic partners to compliment the Company's private banking approach; and the possible dilutive effect of potential acquisitions or expansion. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

                              EXECUTIVE OFFICERS

  The following persons serve as executive officers of the Company:

  Ralph B. Mandell (59), a director since 1989, is a co-founder of the Company and PrivateBank. A Managing Director of PrivateBank, he has served as Chairman and Chief Executive Officer of the Company and PrivateBank since 1994 and assumed the additional title of President of both entities in March 1999. From inception until 1994, Mr. Mandell had the title of Co-Chairman and Co-Chief Executive Officer. Prior to starting PrivateBank and the Company, Mr. Mandell was the Chief Operating Officer of First United Financial Services, Inc. from 1985 to 1989, and served as its President from 1988 to 1989. First United, a company that was traded on the Nasdaq National Market, was sold to First Chicago Corporation in 1987. He also served as President of Oak Park Trust & Savings Bank from 1985 until 1988. Prior thereto, Mr. Mandell had served as Executive Vice President of Oak Park Trust & Savings Bank since 1979.

  Donald A. Roubitchek (49) has been a director since 1997. He has been the Secretary/Treasurer and Chief Financial Officer of the Company since inception, and is also currently Chief Financial Officer and a Managing Director of PrivateBank. Mr. Roubitchek also served as Chief Operating Officer of PrivateBank from its inception until June 30, 1999. He has 28 years experience in the banking industry and a concentrated background in finance. Prior to joining PrivateBank, Mr. Roubitchek served in various capacities with LaSalle Community Banks, and its predecessor, Lakeview Bank.

  Gary S. Collins (41) has been a Managing Director of PrivateBank since 1991. As a specialist in real estate lending, Mr. Collins has spent more than 20 years managing diverse real estate transactions and the full range of mortgage financing. Before joining PrivateBank in 1991, he held senior positions at several Chicagoland financial institutions, including First Chicago Bank of Oak Park, First Colonial Bancshares and Avenue Bank of Oak Park.

  M. Gail Fitzgerald (56) has been a Managing Director of PrivateBank since 1996. She serves as PrivateBank's director of Trust and Investment Services. Ms. Fitzgerald has over 20 years' banking experience, most of which is in the trust area. She served as Trust Division President of Firstar Bank of Illinois from 1995 to 1996. She also served as Chairman, President, and Chief Executive Officer of First Colonial Trust Company in Illinois from 1993 to 1995 and Senior Vice President of First Chicago Trust Company of Illinois from 1988 to 1993.

  Hugh H. McLean (40) has been a Managing Director of PrivateBank since 1996. He serves as head of credit marketing and manager of the Oak Brook office. Prior to joining PrivateBank, he served as a regional manager with Firstar Bank Illinois and its predecessor from 1990 to 1996, and as head of a commercial banking division at American National Bank and Trust Company in Chicago, Illinois, from 1987 to 1990, where he was employed from 1980 to 1990.

ITEM 2. PROPERTIES

  The Company currently has seven physical banking locations. The main offices of the Company and PrivateBank are located in the central business and financial district of Chicago. The Company leases 20,900 square feet comprising the entire eighth, ninth, and tenth floors and part of the eleventh floor of a building located at Ten North Dearborn Street. This lease expires on or about August 31, 2006.

  PrivateBank established a suburban office in the affluent North Shore area located at 517 Green Bay Road, Wilmette, Illinois, in October 1994. PrivateBank leases approximately 5,300 square feet on the first floor of a commercial building. This lease expires on June 30, 2004.

  In January 1997, the Company opened a second office of PrivateBank in rapidly growing, west suburban DuPage County at 1603 West Sixteenth Street, Oak Brook, Illinois. The Company leases approximately 4,200 square feet on the first floor of a two-story office building. This lease expires on December 14, 2001.

  In January 2000, the Company opened the Kane County office at 24 South Second Street, St. Charles, Illinois. PrivateBank leases approximately 6,700 square feet of a commercial building. This lease expires October 31, 2009.

  On November 18, 1999, the Company announced that it had filed an application to charter a new federal savings bank in St. Louis, Missouri. Pending regulatory approval, the St. Louis location was opened as a loan production office of PrivateBank at 1401 South Brentwood Boulevard, St. Louis, Missouri. The Company leases approximately 12,400 square feet on the first and second floors of a commercial building. This lease expires on February 4, 2009.

  The Company's offices in Lake Forest and Winnetka, Illinois, were both acquired as part of the purchase of Johnson Bank Illinois. The Lake Forest office is on the first floor of a two-story office building located at 920 South Waukegan Road, Lake Forest, Illinois. The lease is for approximately 9,400 square feet and expires on July 31, 2005. The Winnetka office leases approximately 5,100 square feet and is located at 1000 Green Bay Road, Winnetka, Illinois. This lease expires on June 30, 2003.

  The Company has a variety of renewal options for each property and certain rights to secure additional space.

ITEM 3. LEGAL PROCEEDINGS

  From time to time, the Company may be party to various legal proceedings arising in the normal course of business. Since PrivateBank acts as a depository of funds, the Company may be named from time to time as a defendant in various lawsuits (such as garnishment proceedings) involving claims to the ownership of funds in particular accounts. However, the Company is not aware of any pending or threatened litigation that would have a material adverse effect on its business, results of operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Company's common stock is quoted on the Nasdaq National Market under the symbol "PVTB." As of March 15, 2000, the Company had approximately 402 record holders of its common stock. The table below sets forth the high and low sales prices of the Company's common stock as reported by Nasdaq for the periods indicated.

                                                                High     Low
                                                                ----     ---
   1999
     Second Quarter(1)......................................... $35 3/4  $18
     Third Quarter.............................................  21 7/16 15 1/4
     Fourth Quarter............................................  17 7/8  12 7/16

--------
(1) Reflects the high and low sales prices on June 30, 1999, the first day of trading.

  Holders of the Company's common stock are entitled to receive dividends that the Board of Directors may declare from time to time. The Company may only pay dividends out of funds which are legally available for that purpose. Because consolidated net income consists largely of the net income of PrivateBank, dividend payments to stockholders are dependent upon the Company's receipt of dividends from PrivateBank. See "Supervision and Regulation" for a discussion of regulatory restrictions on dividend declarations. The Company's dividend declaration is discretionary and will depend on its earnings and financial condition, regulatory limitations, tax considerations and other factors.

  The Company has paid quarterly dividends on its common stock since the third quarter of 1995. While the Board of Directors expects to continue to declare dividends quarterly, there can be no assurance that the Company will continue to pay dividends at these levels or at all. The following table shows the history of per share cash dividends declared and paid on the Company's stock for the last two years.

   1998
     First Quarter....................................................... $0.019
     Second Quarter......................................................  0.020
     Third Quarter.......................................................  0.020
     Fourth Quarter......................................................  0.020
   1999
     First Quarter....................................................... $0.025
     Second Quarter......................................................  0.025
     Third Quarter.......................................................  0.025
     Fourth Quarter......................................................  0.025

ITEM 6. SELECTED FINANCIAL DATA

  The following table summarizes certain selected consolidated financial information of the Company at or for the periods indicated. This information should be used in conjunction with the audited consolidated financial statements and related notes included pursuant to Item 8 of this report. See "Index to Consolidated Financial Statements" on page F-1.

                                            Year Ended December 31,
                                  --------------------------------------------
                                    1999     1998     1997     1996     1995
                                  -------- -------- -------- -------- --------
                                    (dollars in thousands, except per share
                                                     data)
Selected Statement of Income
 Data:
Interest income:
 Loans, including fees..........  $ 26,597 $ 19,619 $ 16,729 $ 12,152 $ 10,053
 Federal funds sold and
  interest-bearing deposits.....       330    2,181      875    1,392    1,149
 Securities.....................     5,141    3,492    2,519    2,396    1,700
                                  -------- -------- -------- -------- --------
 Total interest income..........  $ 32,068 $ 25,292 $ 20,123 $ 15,940 $ 12,902
                                  -------- -------- -------- -------- --------
Interest expense:
 Interest-bearing demand
  deposits......................       604      487      377      305      276
 Savings and money market
  deposit accounts..............     7,671    6,651    5,880    4,613    3,484
 Other time deposits............     7,399    6,155    3,821    2,973    2,620
 Funds borrowed.................       931       19        3      143       50
                                  -------- -------- -------- -------- --------
 Total interest expense.........  $ 16,605 $ 13,312 $ 10,081 $  8,034 $  6,430
                                  -------- -------- -------- -------- --------
 Net interest income............    15,463   11,980   10,042    7,906    6,472
Provision for loan losses.......     1,208      362      603      524      930
                                  -------- -------- -------- -------- --------
 Net interest income after
  provision for loan losses.....    14,255   11,618    9,439    7,382    5,542
                                  -------- -------- -------- -------- --------
Non-interest income:
 Banking and trust services.....     1,947    1,281    1,210      911      674
 Securities gains...............        57       40      --       --       --
                                  -------- -------- -------- -------- --------
Total non-interest income.......  $  2,004 $  1,321 $  1,210 $    911 $    674
                                  -------- -------- -------- -------- --------
Non-interest expense:
 Salaries and employee
  benefits......................     5,156    4,077    3,902    3,411    2,749
 Occupancy......................     1,563    1,379    1,274      990      946
 Data processing................       478      508      396      334      282
 Marketing......................       692      567      500      424      296
 Amortization of organization
  costs.........................       --       --       --        23      280
 Professional fees..............     1,295      561      448      326      284
 Insurance......................       214      134      115       82      238
 Towne Square Financial
  Corporation acquisition.......     1,300      --       --       --       --
 Other expense..................     1,389      864      627      508      434
                                  -------- -------- -------- -------- --------
 Total non-interest expense.....    12,087    8,090    7,262    6,098    5,509
                                  -------- -------- -------- -------- --------
 Income before income taxes.....     4,172    4,849    3,387    2,195      707
 Income tax provision...........     1,257    1,839    1,242      762     (403)
                                  -------- -------- -------- -------- --------
 Net income.....................  $  2,915 $  3,010 $  2,145 $  1,433 $  1,110
                                  ======== ======== ======== ======== ========
Per Share Data:
 Basic earnings.................  $   0.73 $   0.91 $   0.69 $   0.49 $   0.39
 Diluted earnings...............      0.69     0.86     0.65     0.47     0.38
 Dividends......................      0.10     0.08     0.07     0.07     0.03
 Book value (at end of period)..     10.26     8.53     7.67     6.84     6.47
Selected Financial Data (at end
 of period):
Total securities................  $ 71,134 $116,891 $ 65,383 $ 44,617 $ 38,296
Total loans.....................   397,277  281,965  218,495  171,343  126,069
Total assets....................   518,697  416,308  311,872  246,734  196,917
Total deposits..................   453,092  364,994  285,773  222,571  176,868
Funds borrowed..................    15,000   20,000      --     3,000      700
Total stockholders' equity......    47,080   29,274   24,688   20,222   18,445
Trust assets under
 administration.................   729,904  611,650  469,646  328,662  212,456

                                       Year Ended December 31,
                          -----------------------------------------------------
                            1999       1998       1997       1996       1995
                          ---------  ---------  ---------  ---------  ---------
                            (dollars in thousands, except per share data)
Selected Financial
 Ratios and Other Data:
Performance Ratios:
 Net interest
  margin(1).............       3.79%      3.61%      4.01%      3.73%      3.95%
 Net interest
  spread(2).............       3.15       2.98       3.31       3.03       3.16
 Non-interest income to
  average assets........       0.45       0.37       0.45       0.42       0.40
 Non-interest expense to
  average assets........       2.71       2.29       2.71       2.79       3.31
 Net overhead ratio(3)..       2.26       1.91       2.26       2.38       2.90
 Efficiency
  ratio(4)(7)...........      65.76      60.82      64.53      69.17      77.09
 Return on average
  assets(5)(7)..........       0.65       0.85       0.80       0.66       0.67
 Return on average
  equity(6)(7)..........       7.66      11.27       9.49       7.38       6.22
 Dividend payout ratio..      13.78       8.74      10.13      12.88       8.03
Asset Quality Ratios:
 Non-performing loans to
  total loans...........       0.21       0.36       0.24       0.65       1.90
 Allowance for loan
  losses to:
 total loans............       1.14       1.21       1.40       1.43       1.55
 non-performing loans...        548        336        578        220         82
 Net charge-offs to
  average total loans...       0.03        --         --        0.02        --
 Non-performing assets
  to total assets.......       0.16       0.24       0.17       0.45       1.22
Balance Sheet Ratios:
 Loans to deposits......       87.7       77.3       76.5       77.0       71.3
 Average interest-
  earning assets to
  average interest-
  bearing liabilities...      116.3      116.4      117.7      118.6      120.7
Capital Ratios:
 Total equity to total
  assets................       9.08       7.03       7.92       8.20       9.37
 Total risk-based
  capital ratio.........      13.96      11.53      11.75      12.21      14.56
 Tier 1 risk-based
  capital ratio.........      12.84      10.40      10.50      10.96      13.31
 Leverage ratio.........      10.77       7.88       8.70       8.71       9.76

--------
(1) Net interest income divided by average interest-earning assets.
(2) Yield on average interest-earning assets less rate on average interest-bearing liabilities.
(3) Non-interest expense less non-interest income divided by average total assets.
(4) Non-interest expense divided by the sum of net interest income (tax equivalent) plus non-interest income.
(5) Net income divided by average total assets.
(6) Net income divided by average common equity.
(7) 1999 performance ratios excluding special charges relating to the Towne Square Financial Corporation acquisition and St. Louis start-up costs are as follows:

   Efficiency ratio...................................................... 57.53%
   Return on average assets..............................................  1.01%
   Return on average equity.............................................. 11.86%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

  The Company was organized in 1989 to serve as the holding company for a de novo bank, The PrivateBank and Trust Company, which provides personal and commercial banking services to affluent individuals, professionals, entrepreneurs and their business interests in the Chicago metropolitan area. The Company opened its flagship Chicago location in 1991, and its full-service offices in the affluent communities of Wilmette, Illinois, a North Shore suburb of Chicago, in 1994, and Oak Brook, Illinois, located in the rapidly growing western suburbs, in 1997.

  In January 2000, the Company opened a fourth full service office of PrivateBank in St. Charles, Illinois. This new office was established through the acquisition in August 1999 of Towne Square Financial Corporation, a company in the process of forming a de novo bank. The Company incurred $133,200 of non-recurring start-up costs in connection with this office during 1999, which are recorded in professional fees and other components of non-interest expense. The Company also incurred a total of approximately $403,000 of operating expense related to the St. Charles office prior to the opening on January 31, 2000. Of this amount, $307,000 was incurred during 1999. In addition, upon completing the Towne Square Financial Corporation acquisition on August 3, 1999, the Company incurred a one-time charge to earnings of approximately $1.3 million, an amount equal to the excess of the value of stock issued over the net assets of Towne Square on the date of the closing. This charge is non-deductible for tax purposes. The Company issued 91,668 shares of common stock in the transaction. The Company did not recognize any goodwill in connection with the acquisition of Towne Square as the acquisition did not constitute a business combination pursuant to generally accepted accounting principles.

  On October 3, 1999, the Company entered into an agreement to acquire Johnson Bank Illinois, a unit of Johnson International, Inc., Racine, Wisconsin. Johnson Bank Illinois was comprised of banking offices in Lake Forest and Winnetka, Illinois. This transaction was consummated on February 11, 2000, and Johnson Bank Illinois was merged into PrivateBank adding two additional PrivateBank locations on Chicago's North Shore. The acquisition cost was $15 million in cash and $5 million in subordinated notes. The Company has recorded approximately $12.2 million in intangible assets and goodwill in connection with the acquisition. The intangible assets and the goodwill will be amortized over an estimated useful life ranging between 5 and 15 years. The allocation of the purchase price is based on preliminary estimates of fair values, pending the completion of the Johnson Bank Illinois acquisition audit and the completion of the purchase accounting entries. The allocation may change, as the preliminary estimates of fair value are not yet final.

  On November 18, 1999, the Company announced that it had filed an application to charter a new federal savings bank, to be known as The PrivateBank (St. Louis). Pending regulatory approval of the new subsidiary, in late 1999 PrivateBank opened a loan production office in St. Louis in order to begin developing credit business in that market. During 1999, the Company incurred $324,000 of start-up costs associated with the establishment of the St. Louis office. The costs incurred during 1999 represent salary, occupancy expense, legal expenses and various other fees. The Company currently estimates that the St. Louis banking office will become fully operational late in the second quarter of 2000 and will until then incur additional start-up costs associated with chartering and opening this new bank.

  The profitability of the Company's operations depends on net interest income, provision for loan losses, non-interest income, and non-interest expense. Net interest income is the difference between the income the Company receives on its loan and investment portfolios and its cost of funds, which consists of interest paid on deposits and borrowings. Net interest income is dependent on the amounts and yields of interest-earning assets as compared to the amounts and rates on interest-bearing liabilities. Net interest income is sensitive to changes in market rates of interest and the asset/liability management strategies used in coping with such changes. The provision for loan losses reflects the cost of credit risk in the loan portfolio. The provision for loan losses is dependent on increases in the loan portfolio, management's assessment of the collectability of the loan portfolio, loss experience, as well as economic and market factors.

  Non-interest income consists primarily of trust fee income, and to a lesser extent, net securities gains and fees for ancillary banking services. The Company earns trust fees for administering trusts for a variety of individuals, families and fiduciary relationships.

  Non-interest expense includes salaries and employee benefits as well as occupancy, data processing, marketing, professional fees, insurance, and other expenses. Non-interest expenses are heavily influenced by the growth of operations. Growth in the number of client relationships directly affects the majority of the Company's expense categories. Profitability and expense ratios were negatively impacted in 1999 due to nonrecurring and start-up expenses associated with the St. Charles expansion and St. Louis initiative. It is expected that results for 2000 will continue to be impacted to some extent by the start-up nature of operations in St. Charles and St. Louis. The Company currently estimates that the St. Charles office will first become profitable early in 2001 and that the St. Louis bank will not begin to operate profitably until the last quarter of 2001.

  On June 30, 1999, the Company completed its initial public offering of 900,000 shares of common stock at $18 per share. The shares are quoted on the Nasdaq National Market under the symbol "PVTB." The closing date of the offering was July 6, 1999, when the Company received net proceeds of approximately $14.4 million after deduction of commissions and offering expenses payable by the Company of approximately $665,000. On July 26, 1999, an additional 135,000 shares were sold pursuant to the underwriters' exercise of their over-allotment option for additional net proceeds of $2.3 million.

                      CONSOLIDATED RESULTS OF OPERATIONS:
                 1999 COMPARED TO 1998; 1998 COMPARED TO 1997

Net Income

  Net income for the year ended December 31, 1999 was $2.9 million, or $0.69 per diluted share, compared to $3.0 million or $0.86 per diluted share for the year ended December 31, 1998. Excluding the Towne Square Financial Corporation acquisition-related charge (incurred in the third quarter) and the St. Louis start-up costs, 1999 earnings were $4.5 million, an increase of 50% over 1998 net income. Before these special charges, 1999 earnings per diluted share were $1.07, a 24% increase over 1998 earnings per diluted share.

  The increase in earnings from operations before special charges is primarily attributable to growth in the balance sheet, particularly in loans, and improvement in the net interest margin. Increased fee income, mainly from trust services, also contributed to the improvement in income before special charges. The table below shows the computation of earnings from operations before special charges for 1999.

                                              Year ended December 31, 1999
                                              --------------------------------
                                               Before       Tax       Net of
                                                Tax      (Benefit)     Tax
                                               Amount     Expense     Amount
                                              ---------  ----------- ---------
                                                 (dollars in thousands)
   Net income...............................  $   4,172   $  1,257   $   2,915
   Special charges (net of tax)(1)..........     (1,757)      (162)     (1,595)
                                              ---------   --------   ---------
   Earnings from operations before special
    charges.................................  $   5,929   $  1,419   $   4,510
                                              =========   ========   =========
   Earnings per diluted share before special
    charges.................................                         $    1.07
                                                                     =========

--------
(1) Special charges for the year ended 1999 represent the Towne Square Financial Corporation acquisition charges and the St. Louis start-up costs (pre-tax) of $1,433,200 and $324,000 respectively.

  In 1998, the Company earned $3.0 million as compared to $2.1 million in 1997. This 40.3% increase in earnings was primarily the result of growth in the balance sheet, particularly in the loan portfolio. Also contributing to improved performance were increases in the investment portfolio, a reduced provision for loan losses, increases in trust fees, and improved operating expense levels which grew at a slower rate than the combined income components.

  Diluted earnings per share for 1998 were $0.86, as compared to $0.65 for 1997, an increase of 30.3%. The growth rate of diluted earnings per share was lower than the growth rate in earnings due to an increase in the number of shares outstanding between the years and the value of existing stock options. Return on average assets for 1998 was 0.85%, as compared to 0.80% for 1997. Return on average equity for 1998 was 11.27%, as compared to 9.49% for 1997.

Net Interest Income

  Net interest income is the difference between interest income and fees on earning assets and interest expense on deposits and borrowings. The related net interest margin represents the net interest income on a tax equivalent basis as a percentage of average earning assets during the period. Net interest margin reflects the spread between average yields earned on interest earning assets and the average rates paid on interest bearing deposits and borrowings. The volume of non-interest bearing funds, largely comprised of demand deposits and capital, also affects the net interest margin.

  Net interest income was $15.7 million during the year ended December 31, 1999, compared to $13.3 million for 1998, an increase of 18.1%. Net interest income is affected by both the volume of assets and liabilities held and the corresponding rates earned and paid. The increase in 1999 is primarily attributable to growth in earning assets and, to a lesser extent, improvement in net interest margin. Average earning assets during 1999 were $432.2 million compared to $331.6 million for 1998, an increase of 30.3%. The Company's net interest margin (tax equivalent net interest income as a percentage of earning assets) was 3.79% for the year ended December 31, 1999, compared to 3.64% for the prior year. The increase in net interest margin is attributable to a favorable shift in the mix of earning assets resulting in a higher percentage of average loans to total average assets and to the benefit in 1999 of investing the proceeds of the initial public offering in interest-earning assets. In 1999, the effect of non-interest bearing funds on the net interest margin added 64 basis points to the margin.

  The Company is likely to experience margin pressure during 2000 due to the rising interest rate environment. Increases in interest rates paid on deposits and other funding sources are likely to exceed the effect of higher rates earned on assets. With its completion in February 2000 of the acquisition of Johnson Bank Illinois in a cash transaction, the Company has fully utilized the proceeds of its initial public offering. To fund anticipated loan growth in 2000, PrivateBank expects to continue to rely on growth in traditional deposit products supplemented by short-term borrowings and brokered deposits.

  In 1998, net interest income increased from 1997 by $1.9 million, or 19.3%, to $12.0 million. During the same period, the net interest margin decreased from 4.01% to 3.61%. Earning assets, on average, grew by $80.3 million in 1998, while yields dropped from 8.03% in 1997 to 7.65% in 1998. Rates earned on assets were affected by a general reduction in interest rate levels. During 1998, the Federal Open Market Committee lowered the target federal funds rate on three separate occasions by a total of 75 basis points. Similar reductions in Treasury rates, which are used as indices for several loan products, affected the average yield on the Company's loan portfolio.

  In 1998, average interest-bearing liabilities grew by $71.8 million, while average rates paid on interest bearing liabilities dropped from 4.72% in 1997 to 4.67% in 1998. Due to rate compression and competitive pressures, PrivateBank was unable to reduce rates paid as quickly or as significantly as experienced on the asset side of the balance sheet. In 1998, the effect of non-interest bearing funds on the net interest margin added 63 basis points to the margin. In 1997, the effect was an addition of 70 basis points to the net interest margin.

  The following table presents a summary of the Company's net interest income and related net interest margin, calculated on a tax equivalent basis (dollars in thousands):

                               Year Ended              Year Ended              Year Ended
                           December 31, 1999       December 31, 1998       December 31, 1997
                         ----------------------  ----------------------  ----------------------
                         Average  Interest Rate  Average  Interest Rate  Average  Interest Rate
                         -------- -------- ----  -------- -------- ----  -------- -------- ----
Federal funds sold...... $  6,557 $   329  5.02% $ 40,230 $ 2,181  5.42% $ 15,917 $   875  5.43%
Investment
 securities(1)..........   93,903   6,055  6.45%   57,427   3,576  6.23%   40,164   2,519  6.27%
Loans, net of unearned
 discount...............  331,698  26,598  8.02%  233,987  19,620  8.39%  195,237  16,729  8.60%
                         -------- -------        -------- -------        -------- -------
   Total earning
    assets.............. $432,158 $32,982  7.63% $331,644 $25,377  7.65%  251,318  20,123  8.03%
                         ======== =======        ======== =======        ======== =======
Deposits--interest
 bearing:
 Interest--bearing
  demand accounts....... $ 27,248     604  2.22% $ 22,073     487  2.21% $ 17,722     377  2.13%
 Savings and money
  market deposits.......  184,192   7,707  4.18%  151,558   6,651  4.39%  127,560   5,880  4.61%
 Time deposits..........  141,481   7,364  5.20%  111,407   6,155  5.52%   68,252   3,821  5.60%
                         -------- -------        -------- -------        -------- -------
   Total interest--
    bearing deposits....  352,921  15,675  4.44%  285,038  13,293  4.66%  213,534  10,078  4.72%
Funds borrowed..........   17,500     931  5.32%      373      19  5.09%       49       3  5.83%
                         -------- -------        -------- -------        -------- -------
   Total interest
    bearing
    liabilities......... $370,421  16,606  4.48% $285,411  13,312  4.66% $213,583  10,081  4.72%
                         ======== -------        ======== -------        ======== -------
Tax equivalent net
 interest income........          $16,376                 $12,065                 $10,042
                                  =======                 =======                 =======
Net interest spread.....                   3.15%                   2.99%                   3.31%
Net interest margin.....                   3.79%                   3.64%                   4.01%

--------
(1) Interest income on tax advantaged investment securities reflects a tax equivalent adjustment based on a marginal federal corporate tax rate of 34%. The total tax equivalent adjustment reflected in the above table is approximately $914,000, $85,000 and $0 in the years ending 1999, 1998 and 1997, respectively.

  The following table shows the dollar amount of changes in interest income and interest expense by major categories of interest-earning assets and interest-bearing liabilities attributable to changes in volume or rate or a mix of both, for the periods indicated, calculated on a tax equivalent basis. Volume variances are computed using the change in volume multiplied by the previous year's rate. Rate variances are computed using the changes in rate multiplied by the previous year's volume.

                                           Year Ended December 31,
                          ---------------------------------------------------------------
                              1999 Compared to 1998             1998 Compared to 1997
                          ---------------------------------  ----------------------------
                          Change   Change   Change           Change  Change Change
                          due to   due to   due to   Total   due to  due to due to Total
                           rate    volume    mix    change    rate   volume  mix   change
                          -------  -------  ------  -------  ------  ------ ------ ------
                                            (dollars in thousands)
Federal funds sold......  $   (27) $(1,690) $(135)  $(1,852) $  (4)  $1,318  $ (8) $1,306
Investment securities...      207    2,353    (81)    2,479    (23)   1,075     5   1,057
Loans, net of unearned
 discount...............   (1,227)   7,836    369     6,978   (491)   3,251   131   2,891
                          -------  -------  -----   -------  -----   ------  ----  ------
 Total interest income..   (1,047)   8,499    153     7,605   (518)   5,644   128   5,254
                          -------  -------  -----   -------  -----   ------  ----  ------
Interest bearing
 deposits...............     (776)   3,014    144     2,382   (171)   3,332    54   3,215
Funds borrowed..........       40      911    (39)      912     (3)      17     2      16
                          -------  -------  -----   -------  -----   ------  ----  ------
 Total interest
  expense...............     (736)   3,925    105     3,294   (174)   3,349    56   3,231
                          -------  -------  -----   -------  -----   ------  ----  ------
Net interest income.....  $  (311) $ 4,574  $  48   $ 4,311  $(344)  $2,295  $ 72  $2,023
                          =======  =======  =====   =======  =====   ======  ====  ======

Provision for Loan Losses

  The Company's provision for loan losses was $1.2 million for the year ended December 31, 1999, compared to $362,000 for the comparable period in 1998. Net charge-offs for the years ended December 31, 1999 and 1998 were $108,000 and approximately $2,000, respectively. The Company provides for an adequate allowance for loan losses that are probable and inherent in the portfolio. Increases in the provision for loan losses reflect the latest assessment of the inherent losses in the loan portfolio. A discussion of the allowance for loan losses and the factors on which provisions are based begins on page 32.

  The provision for loan losses decreased 60.0% from $603,000 in 1997 to $362,000 in 1998. Throughout 1998, the allowance for loan losses was reassessed to determine the appropriate level to be maintained. This analysis was influenced by the following factors: the volume and quality of loans and commitments in the portfolio, loss experience, and economic conditions. The reduced provision, despite an increasing portfolio, reflects management's assessment of the overall risk in the loan portfolio.

Non-interest Income

  Non-interest income from fees and deposit service charges are below peer group levels. This is largely the result of the profile of the Company's typical client. These clients tend to have larger deposit account balances than customers of traditional banks. Because average balances tend to be high, the Company does not earn high service charge income typical of community banks. In 1998, the Company entered into an alliance with Mesirow Financial to provide insurance services to its clients. It is expected that fees related to the sale of insurance services will increase in 2000 and future years.

  Non-interest income increased approximately $683,000 or 51.7%, to $2.0 million for the year ended December 31, 1999, compared to $1.3 million for 1998. The largest component of non-interest income is trust fees, which grew 60.0% to $1.6 million in 1999, reflecting a restructuring of trust fee schedules and growth in trust assets under administration to $730.0 million at year end 1999 compared to $612.0 million at December 31, 1998, an increase of 19.3%. In February 2000, the acquisition of Johnson Bank Illinois added approximately $60.0 million to trust assets under administration. The Company expects to expand its trust services beyond the Chicago office with the addition of trust staff to its suburban offices in 2000.

  In 1998, total non-interest income increased 9.2% to $1.3 million from $1.2 million in 1997. Trust assets have more than doubled since mid-1996. This growth is in part attributable to PrivateBank's success in attracting larger blocks of business and the favorable stock market. In 1998, total non-interest income increased 9.2% to $1.3 million from $1.2 million in 1997. Trust fees increased 9.7% from $937,000 in 1997 to $1.0 million in 1998, reflecting growth in trust assets under administration of $141.6 million, or 30.1%, to $611.6 million at year end 1998. During 1997, PrivateBank earned fees of $119,000 while administering a problem account. This account was transferred to another trust institution late in 1997. Without this income in 1997, the increase in trust income in 1998 over 1997 would have been $210,000, or 25.7%.

  Total non-interest income also included $57,000, $40,000 and $0 in realized gains from sales of investment securities during 1999, 1998 and 1997, respectively.

Non-interest Expense

                                                               Year Ended
                                                              December 31,
                                                          ---------------------
                                                           1999    1998   1997
                                                          ------- ------ ------
                                                             (in thousands)
   Salaries and employee benefits........................ $ 5,156 $4,077 $3,902
   Towne Square Financial Corporation acquisition........   1,300    --     --
   Occupancy.............................................   1,563  1,379  1,274
   Data processing.......................................     478    508    396
   Marketing.............................................     692    567    500
   Professional fees.....................................   1,295    561    448
   Insurance.............................................     214    134    115
   Other expense.........................................   1,389    863    627
                                                          ------- ------ ------
     Total non-interest expense.......................... $12,087 $8,089 $7,262
                                                          ======= ====== ======

  Included in total non-interest expense for the year ended December 31, 1999, is the one-time $1.3 million charge associated with the acquisition of Towne Square Financial Corporation, as well as $133,200 of start-up costs. The $1.3 million non-recurring charge is not tax deductible. Excluding the effect of the one-time charge, non-interest expense increased 33.3% to $10.8 million compared to $8.1 million for 1998. Total non-interest expense increased 11.4% from $7.3 million in 1997, to $8.1 million in 1998. Non-interest expense as a percentage of average assets changed from 2.71% in 1997 to 2.29% in 1998 to 2.32% in 1999.

  The efficiency ratio (tax equivalent), which measures the percentage of net revenue that is paid as non-interest expense, for the year ended December 31, 1999 was 65.8% compared to 60.8% for the year ended December 31, 1998. However, excluding the Towne Square acquisition-related charge (incurred in the third quarter) and the St. Louis start-up costs (incurred in the fourth quarter), the efficiency ratio improved to 57.5% in 1999 from 60.8% in 1998 and 64.5% in 1997.

  The Company's efficiency ratio for 2000 will be negatively impacted in 2000 due to the start-up nature of the St. Charles office and the St. Louis office. During 2000, the Company expects to continue to incur operating expenses in excess of revenues for these two offices.

  The following table shows the Company's operating efficiency (excluding special charges) over the last three years:

                                                              December 31,
                                                           --------------------
                                                           1999(1) 1998   1997
                                                           ------- -----  -----
   Non-interest expense to average assets.................   2.32%  2.29%  2.71%
   Net overhead ratio.....................................   1.87   1.91   2.26
   Efficiency ratio.......................................  57.52  60.80  64.50

--------
(1) Excludes the special charges relating to the Towne Square Financial Corporation acquisition and the St. Louis start-up costs totaling $1,757,000.

  Salary and employee benefit expense increased 26.5% to $5.2 million for the year ended December 31, 1999 from $4.1 million for the year ended December 31, 1998. Full-time equivalent employees increased 28% to 91.5 at December 31, 1999 from 71.5 at December 31, 1998. The increase in salary and benefits for 1999 was affected by the start up of the St. Charles office. In addition, the Company incurred approximately $262,000 in salary-related expenses in connection with the formation of the St. Louis office. A portion of the increase in salaries and benefits is attributable to a general increase in staffing at the Company resulting from growth and increased staffing needs to support a public company. Salaries and employee benefits increased 4.5% to $4.1 million in 1998 from $3.9 million in 1997. Full time equivalent employees increased from 66.5 at year-end 1997 to 71.5 at year-end 1998 to 91.5 at year-end 1999.

  Professional fees, which include legal, accounting, consulting services and investment management fees, increased 130.8% to $1.3 million for the year ended December 31, 1999 from $561,000 for 1998 and $448,000 in 1997. The increase in 1999 is due to a number of factors including increased consulting services rendered in regard to year 2000 readiness. During the third quarter of 1999, the Company completed its data processing conversion to a new third-party provider. The Company incurred $145,000 of consulting expenses related to the data processing conversion during the third quarter 1999. System related projects are expected to continue in 2000. These projects include the system merger completed in connection with the Johnson Bank Illinois acquisition, the upgrade of PrivateBank's wire transfer system, implementation of a new asset liability management software program and various other projects which relate to general upgrades of PrivateBank's current technology infrastructure. Acccordingly, consulting fees in 2000 are expected to exceed 1999 levels.

  Included in professional fees for the 1999 period are approximately $95,000 of non-recurring legal and accounting fees associated with the Towne Square acquisition and $13,000 of legal fees related to the start-up costs of the St. Louis office. In addition, the increase in trust-related business has resulted in increased investment management fees paid to third parties during the year ended December 31, 1999.

  The other expense category of non-interest expense consists primarily of postage, telephone, delivery, office supplies, training and other miscellaneous expenses. During 1999 these expenses increased relative to 1998 by 61.0%. The increase of other expenses for 1999 is attributable to the establishment of the St. Louis and

St. Charles offices, training incurred in connection with the new data processing system and a general increase in business volumes during 1999. During 1998 the other non-interest expense category increased 37.6% as compared to 1997, reflecting overall growth in business volumes.

Income Taxes

  The following table shows the Company's income before income taxes, applicable income taxes and effective tax rate for the years ended December 31, 1999, 1998 and 1997, respectively.

                                                              Year Ended
                                                             December 31,
                                                         ----------------------
                                                          1999    1998    1997
                                                         ------  ------  ------
                                                             (dollars in
                                                              thousands)
   Income before taxes.................................. $4,172  $4,849  $3,387
   Income tax provision.................................  1,257   1,839   1,242
   Effective tax rate...................................   30.1%   37.9%   36.7%

  The effective income tax rate varies from statutory rates principally due to certain interest income which is tax-exempt for federal and state purposes, and certain expenses (including the Towne Square acquisition charge) which are disallowed for tax purposes. Decreases in the income tax provision for the year ended December 31, 1999 as compared to 1998 resulted from the increase of the Company's municipal bond portfolio as a percentage of total investment securities and the initiation of a tax-advantaged strategy implemented in February 1999. Municipal securities on a year to date average basis increased from $25.0 million for the year ended December 31, 1998 to $39.5 million for the year ended December 31, 1999. The impact of increased non-taxable income in 1999 was offset by the one-time non-tax deductible special charge related to the Towne Square acquisition.

                              FINANCIAL CONDITION

  Total assets were $518.7 million at December 31, 1999, an increase of $102.4 million, or 24.6% over the $416.3 million a year earlier. The balance sheet growth was achieved mainly through loan growth funded through traditional sources, including the use of FHLB advances and brokered deposits. The Company expects to continue to use FHLB advances and brokered deposits as alternative methods of funding loan growth. The Company will first look toward internally generated deposits as funding sources, but expects to supplement its funding needs with non-traditional funding sources as needed. FHLB advances have proven to be reliable sources of funds. Brokered deposits are slightly more costly than FHLB advances but require no collateral.

Loans

  Total loans increased $115.3 million, or 40.9%, to $397.3 million at December 31, 1999 from $282.0 million at December 31, 1998.

  The following table sets forth the loan portfolio net of unearned discount by category:

                                                    December 31,
                                    --------------------------------------------
                                      1999     1998     1997     1996     1995
                                    -------- -------- -------- -------- --------
                                                   (in thousands)
   Commercial real estate.......... $146,368 $ 94,392 $ 55,429 $ 39,452 $ 29,114
   Residential real estate.........   72,972   54,171   56,307   45,012   25,973
   Commercial......................   67,026   46,800   33,862   28,004   22,906
   Personal........................   57,497   44,094   42,077   35,339   28,150
   Home equity.....................   24,396   20,100   20,680   20,683   18,707
   Construction....................   29,018   22,408   10,140    2,853    1,219
                                    -------- -------- -------- -------- --------
     Total loans................... $397,277 $281,965 $218,495 $171,343 $126,069
                                    ======== ======== ======== ======== ========

  The following table classifies the loan portfolio, by category, at December 31, 1999, by date at which the loans mature:

                                                                       More than one year
                          One year    From one    After five           -------------------
                          or less   to five years   years     Total     Fixed  Variable(1)
                          --------  ------------- ---------- --------  ------- -----------
                                                  (in thousands)
Commercial real estate..  $ 30,643    $ 76,640     $ 39,349  $146,632  $50,762  $ 65,227
Residential real
 estate.................     2,132      11,506       57,826    71,464    7,694    61,638
Commercial..............    47,659      18,891          476    67,026    9,761     9,606
Personal................    48,209      10,013          915    59,137    1,625     9,303
Home equity.............     1,771      10,708       11,917    24,396      --     22,625
Construction............    16,400      11,552        1,118    29,070    2,082    10,588
Unearned discount.......      (448)        --           --       (448)     --        --
                          --------    --------     --------  --------  -------  --------
  Total loans...........  $146,366    $139,310     $111,601  $397,277  $71,924  $178,987
                          ========    ========     ========  ========  =======  ========   ===

--------
(1) Includes adjustable rate mortgage products.

Allowance for Loan Losses

  Loan quality is continually monitored by management and reviewed by the loan/investment committee of the Board of Directors of PrivateBank on a monthly basis. The amount of additions to the allowance for loan losses which is charged to earnings through the provision for loan losses is determined based on a variety of factors, including assessment of the credit risk of the portfolio, delinquent loans, and evaluation of current and prospective economic conditions in the market area, actual charge-offs during the year and historical loss experience.

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

  The allowance for loan losses as a percentage of total loans was 1.1% as of December 31, 1999, compared to 1.2% as of December 31, 1998. In management's judgment, an adequate allowance for loan losses has been established. Management judges the adequacy of the allowance by formally reviewing and analyzing potential problem credits, which entails assessing current and historical loss experience, loan portfolio trends, prevailing economic and business conditions, specific loan review and other relevant factors.

  Loan loss experience to date reflects the high credit quality of PrivateBank's loan portfolio. The following table shows changes in the allowance for loan losses resulting from additions to the allowance and loan charge-offs for each of the periods shown. All charge-offs have been of loans in the personal loan category. There were no recoveries on loans previously charged off in any of the periods. Charge-offs as a percentage of average total loans have been negligible.

                                                   December 31,
                                   --------------------------------------------
                                     1999     1998     1997     1996     1995
                                   -------- -------- -------- -------- --------
                                                  (in thousands)
Balance at beginning of period.... $  3,410 $  3,050 $  2,450 $  1,955 $  1,025
Loans charged-off:
Commercial real estate............      --       --       --       --       --
Residential real estate...........      --       --       --       --       --
Commercial........................      --       --       --       --       --
Personal..........................      108        2        3       29      --
Home equity.......................      --       --       --       --       --
Construction......................      --       --       --       --       --
  Total loans charged-off.........      108        2        3       29      --
                                   -------- -------- -------- -------- --------
Provision for loan losses.........    1,208      362      603      524      930
                                   -------- -------- -------- -------- --------
Balance at end of period.......... $  4,510 $  3,410 $  3,050 $  2,450 $  1,955
                                   ======== ======== ======== ======== ========
Average total loans............... $332,502 $234,486 $195,605 $141,043 $111,855

  The following table shows PrivateBank's allocation of the allowance for loan losses by specific category at the dates shown. Various qualitative and quantitative factors about the loan portfolio which are deemed relevant are considered in determining the level of the allowance for loan losses.

                                                              December 31,
                          ------------------------------------------------------------------------------------
                                1999             1998             1997             1996             1995
                          ---------------- ---------------- ---------------- ---------------- ----------------
                                   % of             % of             % of             % of             % of
                                   Total            Total            Total            Total            Total
                          Amount Allowance Amount Allowance Amount Allowance Amount Allowance Amount Allowance
                          ------ --------- ------ --------- ------ --------- ------ --------- ------ ---------
                                                         (dollars in thousands)
Commercial real estate..  $1,154    25.6%  $  732    21.5%  $  429    14.1%  $  295    12.0%  $  226    11.6%
Residential real
 estate.................     423     9.4      277     8.1      306    10.0      254    10.4      142     7.3
Commercial..............     930    20.6      693    20.3      464    15.2      422    17.2      913    46.7
Personal................     568    12.6      545    16.0    1,037    34.0      973    39.7      392    20.1
Home equity.............     237     5.3      201     5.9      201     6.6      184     7.5      164     8.4
Construction............     369     8.2      236     6.9      106     3.5       28     1.1       13     0.7
Unallocated.............     829    18.3      726    21.3      507    16.6      294    12.0      105     5.4
                          ------   -----   ------   -----   ------   -----   ------   -----   ------   -----
 Total..................  $4,510   100.0%  $3,410   100.0%  $3,050   100.0%  $2,450   100.0%  $1,955   100.0%
                          ======   =====   ======   =====   ======   =====   ======   =====   ======   =====

  The unallocated portion of the reserve involves the exercise of judgment by management and reflects all appropriate considerations, including management's view that the reserve should have a margin that recognizes the imprecision inherent in the process of estimating expected credit losses.

 Asset Quality.

  The following table classifies non-performing loans as of the dates shown:

                                                   December 31,
                                         ------------------------------------
                                         1999   1998    1997    1996    1995
                                         ----  ------  ------  ------  ------
                                              (dollars in thousands)
Nonaccrual loans........................ $600  $  --   $  --   $  --   $2,298
Loans past due 90 days or more..........  223   1,016     527   1,116     100
                                         ----  ------  ------  ------  ------
  Total non-performing loans............  823   1,016     527   1,116     100
                                         ----  ------  ------  ------  ------
Other real estate owned.................  --      --      --      --      --
                                         ----  ------  ------  ------  ------
  Total non-performing assets........... $823  $1,016  $  527  $1,116  $2,398
                                         ====  ======  ======  ======  ======
Total non-performing loans to total
 loans.................................. 0.21%   0.36%   0.24%   0.65%   1.90%
Total non-performing assets to total
 assets................................. 0.16    0.24    0.17    0.45    1.22

  It is the Company's policy to discontinue the accrual of interest income on any loan for which there exists reasonable doubt as to the payment of interest or principal. Nonaccrual loans are returned to an accrual status when the financial position of the borrower indicates there is no longer any reasonable doubt as to the payment of principal or interest.

  Other than those loans reflected in the table above, there were no significant loans for which the terms had been renegotiated or restructured, or for which there were serious doubts as to the ability of the borrower to comply with repayment terms. PrivateBank had no other real estate owned as of any of the dates shown.

  Potential Problem Loans. In addition to those loans reflected in the table above, some loans have been identified through the problem loan identification system which exhibit a higher than normal credit risk. Loans in this category include those with characteristics such as past maturity more than 90 days, those that have recent adverse operating cash flow or balance sheet trends, or loans that have general risk characteristics that management believes might jeopardize the future timely collection of principal and interest payments. The principal amount of loans in this category as of December 31, 1999 was $223,000. At December 31, 1999, there were no significant loans which were classified by any bank regulatory agency that are not included above as nonaccrual, past due or restructured.

  Loan Concentrations. Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. Other than loans made to borrowers residing in the Chicago metropolitan area and the involvement in lending secured by real estate, there were no concentrations of loans exceeding 10% of total loans at December 31, 1999.

  Nonaccrual loans increased to $600,000 as of December 31, 1999 from $0 as of December 31, 1998. The largest component of nonaccrual loans at December 31, 1999 consists of one residential real estate loan in the amount of approximately $538,000. Management does not believe that the increase in nonaccrual loans represents a decline in the overall quality of the loan portfolio at this time.

  Nonperforming loans include nonaccrual loans and accruing loans which are 90 days or more delinquent. Nonperforming loans were $823,000 as of December 31, 1999, compared to $1.0 million at December 31, 1998. Nonperforming loans were
 .21%, and .36% of total loans as of December 31, 1999 and December 31, 1998, respectively. Nonperforming loans were .16% and .24% of total assets as of December 31, 1999 and December 31, 1998, respectively.

Investment Securities

  All securities are classified as available-for-sale and may be sold as part of the Company's asset/liability management strategy in response to changes in interest rates, liquidity needs or significant prepayment risk. Securities available-for-sale are carried at fair value, with related unrealized net gains or losses, net of deferred income taxes, recorded as an adjustment to equity capital. As of December 31, 1999, net unrealized losses resulted in a $2.8 million decrease in equity. This was a decrease of $3.0 million from a net unrealized gain of $151,000 recorded as part of equity at December 31, 1998.

  Securities available-for-sale decreased 39.1% to $71.1 million as of December 31, 1999, from $116.9 million as of December 31, 1998. The general decline in investment securities is the result of management's decision to use the proceeds of matured securities to fund loans originated by PrivateBank to increase the Company's loan portfolio as lending opportunities became available. The U.S. Treasury securities portfolio was sold in the third quarter and the proceeds were reinvested in U.S. government agency securities. U.S. government agency securities and collateralized mortgage obligations decreased 56.5% to $26.7 million as of December 31, 1999, from $61.4 million as of December 31, 1998. A primary reason for the decreases in the government agency securities portfolio resulted from principal pay-downs that were driven by the low interest rate environment experienced during the first half of 1999, with proceeds of repayments being redeployed into loans. Municipal securities increased by 1.8% to $37.1 million as of December 31, 1999. The increase in unrealized losses of $4.7 million since December 31, 1998 is attributable to the municipal securities portfolio; rising interest rates during the latter part of 1999 caused the municipal securities portfolio to decline in value. Corporate and equity securities remained relatively unchanged at $11.9 million as of December 31, 1999. Management does not consider any of these changes to represent a change in the management philosophy of the investment portfolio.

                                                            December 31,
                                                      ------------------------
                                                       1999     1998    1997
                                                      ------- -------- -------
                                                           (in thousands)
Available-for-Sale
U.S. Treasury securities and U.S. Government agency
 obligations......................................... $    -- $  6,095 $ 6,066
State and political subdivision obligations..........  33,614   37,804     --
Collateralized mortgage obligations..................  25,987   61,414  40,308
Corporate debt securities............................   9,796   10,263  18,269
Equity securities....................................   1,737    1,315     740
                                                      ------- -------- -------
  Total investment securities........................ $71,134 $116,891 $65,383
                                                      ======= ======== =======

  Maturities of investment securities, by category, as of December 31, 1999, are shown in the following table.

                           Within  From one to  From five   After ten   Equity
                          one year five years  to ten years   years   securities  Total
                          -------- ----------- ------------ --------- ---------- -------
                                                  (in thousands)
U.S. Treasury securities
 and U.S. Government
 agency obligations.....   $  --     $  --        $  --      $   --     $  --    $   --
State and political
 subdivision
 obligations............       71     1,639        3,813      28,091       --     33,614
Collateralized mortgage
 obligations............      --        --         4,191      21,796       --     25,987
Corporate debt
 securities.............      --        --           --        9,796       --      9,796
Equity securities.......      --        --           --          --      1,737     1,737
                           ------    ------       ------     -------    ------   -------
  Total investment
   securities...........   $   71    $1,639       $8,004     $59,683    $1,737   $71,134
                           ======    ======       ======     =======    ======   =======

  The weighted average yield (computed on a tax equivalent basis) for each range of maturities of securities, by category, is shown below as of December 31, 1999:

                           Within  From one to  From five   After ten   Equity
                          one year five years  to ten years   years   securities Total
                          -------- ----------- ------------ --------- ---------- -----
                                                 (in thousands)
U.S. Treasury securities
 and U.S. Government
 agency obligations.....    --         --           --         --         --      --
State and political
 subdivision
 obligations............    --        8.67%        6.32%      6.53%       --     6.60%
Collateralized mortgage
 obligations............    --         --          8.00       7.37        --     7.47
Corporate debt
 securities.............    --         --           --        7.75        --     7.75
Equity securities.......    --         --           --         --        6.40    6.40
                            ---       ----         ----       ----       ----    ----
  Total investment
   securities...........    --        8.67%        7.20%      7.04%      6.40%   7.07%
                            ===       ====         ====       ====       ====    ====

Deposits

  Total deposits of $453.1 million as of December 31, 1999 represented an increase of $88.1 million or 24.1% from $365.0 million as of December 31, 1998. Non-interest-bearing deposits were $36.8 million as of December 31, 1999, approximately $2.7 million lower than the $39.5 million reported as of December 31, 1998. Interest-bearing demand deposits increased $6.9 million to $33.4 million at December 31, 1999. Money market deposit accounts increased by approximately $23.1 million to $203.3 million at December 31, 1999 as compared to December 31, 1998. Other time deposits increased by approximately $28.9 million to $157.2 million compared to $128.3 million at year end 1998.

  The following table presents the balances of deposits by category and each category as a percentage of total deposits at December 31, 1999, 1998 and 1997.

                                               December 31,
                           -----------------------------------------------------
                                 1999              1998              1997
                           ----------------- ----------------- -----------------
                                    Percent           Percent           Percent
                           Balance  of Total Balance  of Total Balance  of Total
                           -------- -------- -------- -------- -------- --------
                                          (dollars in thousands)
Demand.................... $ 36,771    8.1%  $ 39,490   10.8%  $ 34,234   12.0%
Savings...................      757    0.1        482    0.1        640    0.2
Interest-bearing demand...   33,400    7.4     26,508    7.3     26,084    9.1
Money market..............  203,311   44.9    170,231   46.6    134,985   47.3
Certificates of deposit...  157,157   34.7    128,283   35.2     89,830   31.4
Brokered deposits.........   21,696    4.8        --     --         --     --
                           --------  -----   --------  -----   --------  -----
  Total deposits.......... $453,092  100.0%  $364,994  100.0%  $285,773  100.0%
                           ========  =====   ========  =====   ========  =====

  The aggregate amounts of time deposits, in denominations of $100,000 or more, by maturity, are shown below as of the dates indicated:

                                                         December 31,
                                                   -------------------------
                                                     1999     1998    1997
                                                   -------- -------- -------
                                                          (in thousands)
   Three months or less........................... $106,181 $ 67,922 $37,389
   Over three through six months..................   24,915   18,974  16,200
   Over six through twelve months.................   23,110   17,664  16,100
   Over twelve months.............................    3,218      904     941
                                                   -------- -------- -------
     Total........................................ $157,424 $105,464 $70,630
                                                   ======== ======== =======

  Over the past several years, in a low interest rate, relatively flat yield curve environment, clients have chosen to keep the maturities of their deposits short. PrivateBank expects these short-term certificates of deposit to be renewed on terms and with maturities similar to those currently in place. In the event that certain of these certificates of deposits are not renewed and the funds are withdrawn from PrivateBank, those deposits will be replaced with traditional deposits, brokered deposits, borrowed money or capital as discussed below, or the Company will liquidate assets to reduce funding needs.

Liquidity and Capital Resources

  Stockholders' equity at December 31, 1999 rose to $47.1 million, an increase of $17.8 million from the 1998 year-end level, due primarily to the Company's initial public offering in July 1999 and the increase in net income from the year ended December 31, 1999. During July 1999, the Company raised approximately $16.7 million in capital (net of commissions and offering costs) through the issuance of 1,035,000 shares.

  On February 11, 2000, the Company entered into a two-year, $18.0 million revolving credit facility with a commercial bank. The Company borrowed $7.5 million under the revolver in order to consummate the Johnson Bank Illinois acquisition. The interest rate on borrowings under the revolving line is based on, at the borrower's option, either the lender's prime rate or a Eurodollar-based rate. The initial rate of interest on the borrowings is 7.20%.

  In order to provide the initial capital required to establish PrivateBank (St. Louis), subject to regulatory approval, the Company expects to borrow approximately $8.0 million of additional funds under the revolving credit facility. The Company currently anticipates receiving regulatory approval and capitalizing the new bank subsidiary late in the second quarter of 2000.

  The Company also issued a $5.0 million subordinated note to Johnson International, Inc. as partial payment of the consideration for the Johnson Bank acquisition. The interest rate on the subordinated note is set each quarter based on the 90-day LIBOR rate. The note is payable in full on or before February 11, 2007, and provides for certain rate escalation beginning after two years. The initial rate of interest on the subordinated note is 6.60%.

  The following table reflects various consolidated measures of capital:

                                                       December 31, December 31,
                                                           1998         1999
                                                       ------------ ------------
   Leverage ratio.....................................    10.77%        7.88%
   Tier 1 risk-based capital ratio....................    12.84%       10.40%
   Total risk-based capital ratio.....................    13.96%       11.53%
   Total equity to total assets.......................     9.08%        7.03%

  To be considered "well capitalized," an entity must maintain a leverage ratio of at least 5.0%, a Tier 1 risk-based capital ratio of at least 6.0%, and a total risk-based capital ratio of at least 10.0%. To be "adequately capitalized," an entity must maintain a leverage ratio of at least 4.0%, a Tier 1 risk-based capital ratio of at least 4.0%, and a total risk-based capital ratio of at least 8.0%. At December 31, 1999, the Company exceeded the minimum levels of all regulatory capital requirements, and PrivateBank was considered "well-capitalized" under regulatory standards.

  Liquidity measures the ability of the Company to meet maturing obligations and its existing commitments, to withstand fluctuations in deposit levels, to fund its operations and to provide for clients' credit needs. The liquidity of the Company principally depends on cash flows from operating activities, investment in and maturity of assets, changes in balances of deposits and borrowings and the Company's ability to borrow funds in the money or capital markets. Liquidity management at PrivateBank involves planning to meet anticipated funding needs at a reasonable cost. Liquidity management is guided by policies, formulated and monitored by senior management and PrivateBank's asset/liability committee, which takes into account the marketability of assets, the sources and stability of funding and the level of unfunded commitments. PrivateBank's principal sources of funds are deposits, short-term borrowings and capital contributions by the Company funded by proceeds from draws on its line of credit or through new capital.

  PrivateBank's core deposits, the most stable source of liquidity for PrivateBank due to the nature of long-term relationships generally established with clients, are available to provide long-term liquidity. At December 31, 1999, 79.6% of total assets were funded by core deposits. At December 31, 1998, 85.3% of total assets were funded by core deposits.

  During 1999, the Company first utilized brokered deposits as a funding tool to enhance liquidity in anticipation of increasing loan demand and year 2000 contingency planning. The Company expects to continue to use FHLB advances and brokered deposits as alternative methods of funding loan growth. The Company will first look toward internally generated deposits as funding sources, but plans to supplement its funding needs with non-traditional funding sources as needed. The Company anticipates that its average cost of funds will increase in 2000 compared to 1999.

  Liquid assets refers to money market assets such as federal funds sold, as well as available-for-sale securities. Net liquid assets represent the sum of the liquid asset categories less the amount of assets pledged to secure public funds. At December 31, 1999, net liquid assets were approximately $79.5 million. At December 31, 1998, net liquid assets totaled approximately $104.5 million, compared to approximately $76.2 million at December 31, 1997 and $55.4 million at December 31, 1996.

  Net cash inflows provided by operations were $3.2 million for the year ended December 31, 1999 compared to a net inflow of $4.3 million a year earlier. Net cash outflows from investing activities were $74.1 million for the year ended December 31, 1999, compared to a net cash outflow of $115.3 million a year earlier. Cash inflows from financing activities for the year ended December 31, 1999 were $99.6 million compared to a net inflow of $100.3 million in 1998.

  In the event of short-term liquidity needs, PrivateBank may purchase federal funds from correspondent banks.

  PrivateBank's membership in the Federal Home Loan Bank System gives it the ability to borrow funds from the Federal Home Loan Bank of Chicago (FHLB) for short- or long-term purposes under a variety of programs. PrivateBank has periodically used services of the FHLB for short-term funding needs and other correspondent services. At December 31, 1999, FHLB borrowed funds totaled $15.0 million at an interest rate of 6.03%. This FHLB advance matured on January 20, 2000. The borrowings were used to fund loan demand in advance of future anticipated deposit growth. At December 31, 1999, PrivateBank also had $21.4 million in FHLB letters of credit outstanding. PrivateBank pays 0.125% per annum for FHLB letters of credit. At December 31, 1998, there were $20.0 million in FHLB advances at an interest rate of 5.20% and no FHLB letters of credit outstanding. At December 31, 1997, there were no FHLB advances and no FHLB letters of credit outstanding. The following table shows the maximum availability for and usage of FHLB advances and letters of credit.

      Date                                                  Availability  Usage
      ----                                                  ------------ -------
                                                               (in thousands)
      December 31, 1999....................................   $107,408   $36,380
      December 31, 1998....................................     45,842    20,000

  As of February 29, 2000, the Company had $8.0 million of FHLB advances. These FHLB advances were acquired as part of the Johnson Bank Illinois acquisition. The advances and respective call dates, if applicable, are presented below:

                                                           Contractual
      Amount                                                Maturity   Call Date
      ------                                               ----------- ---------
      $4,000,000..........................................   8/27/04    8/27/00
      $2,000,000..........................................   5/22/00        N/A
      $2,000,000..........................................   4/29/00        N/A

  PrivateBank accepts deposits from a variety of municipal entities. Typically, these municipal entities require that banks pledge marketable securities to collateralize these public deposits. The State of Illinois also accepts FHLB letters of credit as collateral. At December 31, 1999 and 1998, PrivateBank had approximately $17.5 million and $15.0 million, respectively, of securities collateralizing such public deposits. Deposits requiring pledged assets are not considered to be core deposits, and the assets that are pledged as collateral for these deposits are not deemed to be liquid assets.

Impact of Inflation

  The Company's consolidated financial statements and the related notes thereto included in this report have been prepared in accordance with generally accepted accounting principles and practices within the banking industry. Under these principles and practices, the Company is required to measure its financial position in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation.

  Unlike many industrial companies, virtually all of the Company's assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on the Company's performance than the general level of inflation. Over short periods of time, interest rates may not necessarily move in the same direction or in the same magnitude as inflation.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  As a continuing part of the Company's financial strategy, PrivateBank attempts to manage the impact of fluctuations in market interest rates on its net interest income. This effort entails providing a reasonable balance between interest rate risk, credit risk, liquidity risk and maintenance of yield. Asset/liability management policy is established by the Board of Directors and is monitored by management. The Company's asset/liability management policy sets standards within which it is expected to operate. These standards include guidelines for exposure to interest rate fluctuations, liquidity, loan limits as a percentage of funding sources, exposure to correspondent banks and brokers, and reliance on non-core deposits. The policy also states the reporting requirements to its Board of Directors. The investment policy complements the asset/liability policy by establishing criteria by which the Company may purchase securities. These criteria include approved types of securities, brokerage sources, terms of investment, quality standards, and diversification.

  The Company measures the impact of interest rate changes on its income statement through the use of gap analysis. The gap represents the net position of assets and liabilities subject to repricing in specified time periods. During any given time period, if the amount of rate sensitive liabilities exceeds the amount of rate sensitive assets, a company would generally be considered negatively gapped and would benefit from falling rates over that period of time. Conversely, a positively gapped company would generally benefit from rising rates. In 1999, the Company's negative one-year interest rate gap increased, making the Company potentially more exposed to a negative impact from rising interest rates. The increase resulted primarily from the addition to the loan portfolio of adjustable rate loans with fixed initial rates of longer than one year. These loans will reprice each year once the initial term has lapsed. Management anticipates placing a greater emphasis on floating rate loans in 2000 in an effort to reduce the interest rate sensitivity of its loan portfolio.

  The following table illustrates the estimated interest rate sensitivity and periodic and cumulative gap positions calculated as of December 31, 1999 and 1998.

  The following table illustrates the estimated interest rate sensitivity and periodic and cumulative gap positions calculated as of December 31, 1999 and 1998.

                                            December 31, 1999
                           -----------------------------------------------------
                                      Time to Maturity or Repricing
                           -----------------------------------------------------
                              0-                    1-
                           90 days   91-365 days 5 years   Over 5 years  Total
                           --------  ----------- --------  ------------ --------
                                         (dollars in thousands)
Interest-Earning Assets
Loans....................  $184,288   $ 29,485   $157,332    $ 26,619   $397,724
Investments..............    23,426      5,144     16,067      46,497     91,134
Federal funds sold.......     9,243        --         --          --       9,243
                           --------   --------   --------    --------   --------
  Total interest-earning
   assets................  $216,957   $ 34,629   $173,399    $ 73,116   $498,101
                           ========   ========   ========    ========   ========
Interest-Bearing
 Liabilities
Interest-bearing demand..  $    --    $    --    $    --     $ 33,400   $ 33,400
Savings and money
 market..................   117,438     85,873        --        4,133    207,444
Time deposits............   114,614     56,001      4,832         --     175,447
Funds borrowed...........    15,000        --         --          --      15,000
                           --------   --------   --------    --------   --------
  Total interest-bearing
   liabilities...........  $247,052   $141,874   $  4,832    $ 37,533   $431,291
                           ========   ========   ========    ========   ========
Cumulative
Rate sensitive assets
 (RSA)...................  $216,957   $251,586   $424,985    $498,101
Rate sensitive
 liabilities (RSL).......   247,052    388,926    393,758     431,291
GAP (GAP=RSA-RSL)........   (30,095)  (137,340)    31,227      66,810
RSA/RSL..................      87.8%      64.7%     107.9%      115.5%
RSA/Total assets.........      41.8%      48.5%      81.9%       96.0%
RSL/Total assets.........      47.6%      75.0%      75.9%       83.1%
GAP/Total assets.........       5.8%      26.5%      -6.0%      -12.9%
GAP/RSA..................       6.0%      27.6%      -6.3%      -13.4%
                                            December 31, 1998
                           -----------------------------------------------------
                                      Time to Maturity or Repricing
                           -----------------------------------------------------
                              0-                    1-
                           90 days   91-365 days 5 years   Over 5 years  Total
                           --------  ----------- --------  ------------ --------
                                         (dollars in thousands)
Interest-Earning Assets
Loans....................  $160,675   $ 27,437   $ 84,368    $  9,509   $281,989
Investments..............    10,060     30,495     37,917      38,174    116,646
Federal funds sold.......     3,619        --         --          --       3,619
                           --------   --------   --------    --------   --------
  Total interest-earning
   assets................  $174,354   $ 57,932   $122,285    $ 47,683   $402,254
                           ========   ========   ========    ========   ========
Interest-Bearing
 Liabilities
Interest-bearing demand..  $    --    $    --    $    --     $ 26,508   $ 26,508
Savings and money
 market..................    85,193     85,047        --          482    170,722
Time deposits............    79,161     45,483      3,629         --     128,273
Funds borrowed...........    20,000        --         --          --      20,000
                           --------   --------   --------    --------   --------
  Total interest-bearing
   liabilities...........  $184,354   $130,530   $  3,629    $ 26,990   $345,503
                           ========   ========   ========    ========   ========
Cumulative
Rate sensitive assets
 (RSA)...................  $174,354   $232,286   $354,571    $402,254
Rate sensitive
 liabilities (RSL).......   184,354    314,884    318,513     345,503
GAP (GAP=RSA-RSL)........   (10,000)   (82,598)    36,058      56,751
RSA/RSL..................      94.6%      73.8%     111.3%      116.4%
RSA/Total assets.........      41.9%      55.8%      85.2%       96.6%
RSL/Total assets.........      44.3%      75.6%      76.5%       83.0%
GAP/Total assets.........       2.4%      19.8%      -8.7%      -13.6%
GAP/Total RSA............       2.5%      20.5%      -9.0%      -14.1%

  The following table shows the impact of an immediate 200 basis point change in interest rates, assessed through a simulation model, on the Company's earning asset portfolio as of December 31, 1999 and as of March 31, 1999. The simulation model attempts to measure the effect of rising and falling interest rates over the next two-year horizon in a rapidly changing rate environment. The rate shock data is not available as of December 31, 1998, as the Company was not subject to this reporting requirement as of December 31, 1998. Management feels that the composition of the balance sheet as of March 31, 1999 is not materially different from the balance sheet as of December 31, 1998.

                                     December 31, 1999      March 31, 1999
                                   --------------------- ---------------------
                                   +200 Basis -200 Basis +200 Basis -200 Basis
                                     Points     Points     Points     Points
                                   ---------- ---------- ---------- ----------
Percentage change in net interest
 income due to an immediate 200
 basis point change in interest
 rates over a two-year time
 horizon..........................    -8.3%      10.8%      -8.7%      10.3%

  This table shows that if there was an instantaneous, parallel shift in the yield curve of +200 basis points, the Company would suffer a decline in net interest income of 8.3% and 8.7% over a two-year horizon based on its earning asset portfolio as of December 31, 1999 and March 31, 1999, respectively. Conversely, a like shift of -200 basis points would increase net interest income by 10.8% over a two-year horizon based on December 31, 1999 balances, up slightly from the 10.3% measured on the basis of the March 31, 1999 portfolio.

  The range of potential decline in net interest income for rates up 200 basis points and the potential increase in net interest income for rates down 200 basis points is not materially different as of December 31, 1999 as compared to March 31, 1999.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  See "Index to Consolidated Financial Statements" on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

  Information regarding directors of the Company is included in the Company's Proxy Statement for its 2000 Annual Meeting of Stockholders (the "Proxy Statement") under the heading "Election of Directors" and the information included therein is incorporated herein by reference. Information regarding the executive officers of the Company is included in "Part I., Item 1. Business."

ITEM 11. EXECUTIVE COMPENSATION

  Information regarding compensation of executive officers and directors is included in the Company's Proxy Statement under the headings "Board of Directors' Compensation," "Executive Compensation," "Employment Agreements," "Amended and Restated Stock Incentive Plan," and "401(k) Plans" and the information included therein is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Information regarding security ownership of certain beneficial owners and management is included in the Company's Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners, Directors and Executive Officers" and the information included therein is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information regarding certain relationships and related transactions is included in the Company's Proxy Statement under the heading "Transactions with Certain Related Persons" and the information included therein is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) Index to Financial Statements

  The consolidated financial statements of the Company and its subsidiary as required by Item 8 are filed as a part of this document. See "Index to Consolidated Financial Statements" on page F-1.

(a) (2) Financial Statement Schedules

  All financial statement schedules called for by Item 8 and Item 14 of Form 10-K have been omitted because the information requested is either not applicable or has been included in the consolidated financial statements or notes thereto.

(a) (3) Exhibits

 Exhibit No. Description of Exhibits
 ----------- -----------------------
  3.1        Amended and Restated Certificate of Incorporation of
             PrivateBancorp, Inc.(1)

  3.2        [Intentionally left blank]

  3.3        Amended and Restated By-laws of PrivateBancorp, Inc.(1)

  4.1 Subordinated Note of PrivateBancorp Inc., dated February 11, 2000, principal amount of $5 million due February 11, 2007, issued to Johnson International, Inc.+

 10.1        Lease Agreement for banking facility located at Ten North
             Dearborn, Chicago, Illinois dated January 1, 1992, as amended, by and between General American Life Insurance Company as successor-in-interest to LaSalle National Trust, N.A., as successor trustee to LaSalle National Bank, not personally but as Trustee under Trust Agreement dated November 6, 1985 and known as Trust No.
             110519 and The PrivateBank and Trust Company.(1)

 10.2        Lease Agreement for banking facility located at 1603 West
             Sixteenth Street, Oak Brook, Illinois dated October , 1996 by and between Columbia Lisle Limited Partnership and The PrivateBank and
             Trust Company.(1)

 10.3        Lease Agreement for banking facility located at 517 Green Bay
             Road, Wilmette, Illinois dated as of May 2, 1994 by and between Gunnar H. Hedlund, Doris S. Hedlund, Robert P. Hedlund and Gerald
             A. Hedlund, LaSalle National Trust, N.A., as successor trustee to
             LaSalle National Bank, not personally but solely as Trustee under Trust Agreement dated December 28, 1972 and known as Trust No.
             45197 and The PrivateBank and Trust Company.(1)

 10.4        Building Lease by and between Towne Square Realty, L.L.C. and The
             PrivateBank and Trust Company dated August 6, 1999.+

 10.5        Sublease Agreement for banking facility located at 1401 South
             Brentwood Blvd., St. Louis, Missouri, dated as of December 13,
             1999, by and between Union Planters Bank, National Association, and PrivateBancorp, Inc.+

 Exhibit No. Description of Exhibits
 ----------- -----------------------
 10.6        Stock Purchase Agreement dated as of May 28, 1998 by and among
             PrivateBancorp, Inc., Delaware Charter Guarantee and Trust Co.,
             Trustee FBO Ralph B. Mandell, IRA and The Ralph B. Mandell
             Revocable Trust UTA dated June 5, 1997.(1)

 10.7        Pledge Agreement dated as of May 28, 1998 by and between the Ralph
             B. Mandell Revocable Trust UTA dated June 5, 1997 and
             PrivateBancorp, Inc. (included as Exhibit B to Stock Purchase
             Agreement filed as Exhibit 10.6).(1)

 10.8 PrivateBancorp, Inc. Amended and Restated Stock Incentive Plan, as amended by the first amendment thereto.(1)*

 10.9        Employment Agreement by and between Ralph B. Mandell and
             PrivateBancorp, Inc. dated July 1, 1999.(1)*

 10.10       Employment Agreement by and between Donald A. Roubitchek and
             PrivateBancorp, Inc. dated July 1, 1999.(1)*

 10.11       Outsourcing Agreement by and between The PrivateBank and Trust
             Company and Marshall & Ilsley Corporation, acting through its division M&I Data Services, dated as of April 9, 1999.(1)

 10.12       Form of Indemnification Agreement by and between PrivateBancorp,
             Inc. and its directors and executive officers.(1)*

 10.13 Agreement and Plan of Reorganization by and between PrivateBancorp, Inc. and Towne Square Financial Corporation dated as of June 24, 1999.(1)

 10.14       Stock Purchase Agreement dated as of October 4, 1999 by and among
             PrivateBancorp, Inc., Johnson International, Inc. and Johnson Bank
             Illinois.(2)

 10.15       Loan Agreement dated as of February 11, 2000, between
             PrivateBancorp, Inc. and LaSalle Bank National Association.+

 21.1        Subsidiary of the Registrant.(1)

 23.1        Consent of Arthur Andersen LLP.+

 27.1        Financial Data Schedule.+

--------
+  Filed herewith
* Indicates management contracts or compensatory plans or arrangements required to be filed as an exhibit.
(1) Filed as an exhibit to the Company's Form S-1 Registration Statement (File No. 333-77147) and incorporated herein by reference.
(2) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference.

(b) Reports on Form 8-K

  The following current Report on Form 8-K was filed by the Company during the last quarter of fiscal 1999:

  .  Form 8-K dated October 4, 1999.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PrivateBancorp, Inc.
Date: March 29, 2000

                                                  /s/ Ralph B. Mandell
                                          By: _________________________________
                                                     Ralph B. Mandell,
                                               Chairman, President and Chief
                                                     Executive Officer

                               POWER OF ATTORNEY

  KNOW ALL PERSONS BY THERE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Ralph B. Mandell and Donald A. Roubitchek, and each of them, the true and lawful attorney-in-fact and agents of the undersigned, with full power of substitution and resubstitution, for and in the name, place and stead of the undersigned, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and hereby grants to such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully as to all intents and purposes as each of the undersigned might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue hereof.

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

       /s/ Ralph B. Mandell            Chairman, President, Chief   March 29, 2000
______________________________________  Executive Officer and
          Ralph B. Mandell              Director

        /s/ Caren L. Reed              Vice Chairman                March 29, 2000
______________________________________
            Caren L. Reed

     /s/ Donald A. Roubitchek          Chief Financial Officer      March 29, 2000
______________________________________  and Director
        Donald A. Roubitchek

       /s/ Lisa M. O'Neill             Controller                   March 29, 2000
______________________________________
           Lisa M. O'Neill

        /s/ Donald L. Beal             Director                     March 29, 2000
______________________________________
           Donald L. Beal

              Signature                          Title                   Date
              ---------                          -----                   ----

      /s/ Naomi T. Borwell             Director                     March 29, 2000
______________________________________
           Naomi T. Borwell

                                       Director                     March 29, 2000
______________________________________
        William A. Castellano

       /s/ Robert F. Coleman           Director                     March 29, 2000
______________________________________
          Robert F. Coleman

        /s/ John E. Gorman             Director                     March 29, 2000
______________________________________
            John E. Gorman

      /s/ Alvin J. Gottlieb            Director                     March 29, 2000
______________________________________
          Alvin J. Gottlieb

      /s/ James M. Guyette             Director                     March 29, 2000
______________________________________
           James M. Guyette

      /s/ Richard C. Jensen            Director                     March 29, 2000
______________________________________
          Richard C. Jensen

      /s/ Philip M. Kayman             Director                     March 29, 2000
______________________________________
           Philip M. Kayman

     /s/ William R. Langley            Director                     March 29, 2000
______________________________________
          William R. Langley

      /s/ Thomas F. Meagher            Director                     March 29, 2000
______________________________________
          Thomas F. Meagher

       /s/ William J. Podl             Director                     March 29, 2000
______________________________________
           William J. Podl

      /s/ Michael B. Susman            Director                     March 29, 2000
______________________________________
          Michael B. Susman

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                              PRIVATEBANCORP, INC.

                                                                          Page
                                                                          ----
Report of Arthur Andersen LLP, Independent Public Accountants............  F-2

Consolidated Balance Sheets as of December 31, 1999 and 1998.............  F-3

Consolidated Statements of Income for the years ended December 31, 1999,
 1998 and 1997...........................................................  F-4

Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1999, 1998 and 1997..................................  F-5

Consolidated Statements of Cash Flow for the years ended December 31,
 1999, 1998 and 1997.....................................................  F-6

Notes to Consolidated Financial Statements...............................  F-7

Selected Quarterly Financial Data (unaudited)............................ F-26

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of
PrivateBancorp, Inc.:

  We have audited the accompanying consolidated balance sheets of PRIVATEBANCORP, INC. (a Delaware corporation) AND SUBSIDIARY as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PrivateBancorp, Inc. and Subsidiary as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                          Arthur Andersen LLP

Chicago, Illinois
January 31, 2000 (except with respect to the matter discussed in Note 20, as to which the date is February 11, 2000)

                              PRIVATEBANCORP, INC.

                          CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)

                                                      December 31, December 31,
                                                          1999         1998
                                                      ------------ ------------
Assets
Cash and due from banks..............................   $ 14,940     $ 11,895
Short-term investments...............................     29,243        3,619
                                                        --------     --------
  Total cash and cash equivalents....................     44,183       15,514
                                                        --------     --------
Available-for-sale securities, at fair value.........     71,134      116,891
                                                        --------     --------
Loans................................................    397,277      281,965
  Allowance for loan losses..........................     (4,510)      (3,410)
                                                        --------     --------
Net loans............................................    392,767      278,555
                                                        --------     --------
Premises and equipment, net..........................      2,028        1,588
                                                        --------     --------
Accrued interest receivable..........................      2,870        2,264
                                                        --------     --------
Other assets.........................................      5,715        1,496
                                                        --------     --------
Total assets.........................................   $518,697     $416,308
                                                        ========     ========
Liabilities and Stockholders' Equity
Demand deposits:
  Noninterest-bearing................................   $ 36,771     $ 39,490
  Interest-bearing...................................     33,400       26,508
Savings and money market deposit accounts............    204,068      170,713
Brokered deposits....................................     21,696          --
Other time deposits..................................    157,157      128,283
                                                        --------     --------
  Total deposits.....................................    453,092      364,994
Funds borrowed.......................................     15,000       20,000
Accrued interest payable.............................      1,056          721
Other liabilities....................................      2,469        1,319
                                                        --------     --------
Total liabilities....................................   $471,617     $387,034
                                                        --------     --------
Stockholders' Equity
Preferred Stock, 1,000,000 shares authorized.........        --           --
Common stock, without par value, $1 stated value;
 12,000,000 shares authorized; 4,590,332 and
 3,431,424 shares issued and outstanding as of
 December 31, 1999 and December 31, 1998.............      4,590        3,431
Surplus..............................................     39,761       22,274
Retained earnings....................................      7,425        4,913
Accumulated other comprehensive income...............     (2,812)         150
Deferred compensation................................       (759)        (544)
Loans to officers....................................     (1,125)        (950)
                                                        --------     --------
Total stockholders' equity...........................     47,080       29,274
                                                        --------     --------
Total liabilities and stockholders' equity...........   $518,697     $416,308
                                                        ========     ========

  The accompanying notes to consolidated financial statements are an integral part of these statements.

                              PRIVATEBANCORP, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except per share data)

                                                              Year Ended
                                                             December 31,
                                                        -----------------------
                                                         1999    1998    1997
                                                        ------- ------- -------
Interest income
Loans, including fees.................................. $26,597 $19,619 $16,729
Federal funds sold and interest bearing deposits.......     330   2,181     875
Securities.............................................   5,141   3,492   2,519
                                                        ------- ------- -------
  Total interest income................................ $32,068 $25,292 $20,123
                                                        ------- ------- -------
Interest expense
Deposits:
  Interest-bearing demand.............................. $   604 $   487 $   377
  Savings and money market deposit accounts............   7,671   6,651   5,880
  Other time...........................................   7,399   6,155   3,821
Funds borrowed.........................................     931      19       3
                                                        ------- ------- -------
Total interest expense................................. $16,605 $13,312 $10,081
                                                        ------- ------- -------
Net interest income.................................... $15,463 $11,980 $10,042
Provision for loan losses..............................   1,208     362     603
                                                        ------- ------- -------
Net interest income after provision for loan losses.... $14,255 $11,618 $ 9,439
                                                        ------- ------- -------
Non-interest income
Banking and trust services............................. $ 1,947 $ 1,280 $ 1,210
Securities gains.......................................      57      40     --
                                                        ------- ------- -------
  Total non-interest income............................ $ 2,004 $ 1,320 $ 1,210
                                                        ------- ------- -------
Non-interest expense
Salaries and employee benefits......................... $ 5,156 $ 4,077 $ 3,902
Occupancy expense, net.................................   1,563   1,379   1,274
Towne Square acquisition...............................   1,300     --      --
Professional fees......................................   1,295     561     448
Marketing..............................................     692     567     501
Data Processing........................................     478     508     396
Insurance..............................................     214     134     115
Other non-interest expense.............................   1,389     863     626
                                                        ------- ------- -------
  Total non-interest expense........................... $12,087 $ 8,089 $ 7,262
                                                        ------- ------- -------
Income before income taxes............................. $ 4,172 $ 4,849 $ 3,387
Income tax provision...................................   1,257   1,839   1,242
                                                        ------- ------- -------
Net income............................................. $ 2,915 $ 3,010 $ 2,145
                                                        ======= ======= =======
Basic earnings per share............................... $  0.73 $  0.91 $  0.69
Diluted earnings per share............................. $  0.69 $  0.86 $  0.65

  The accompanying notes to consolidated financial statements are an integral part of these statements.

                              PRIVATEBANCORP, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  Year Ended December 31, 1997, 1998 and 1999
                     (In thousands, except per share data)

                                                  Accumulated
                                                     Other
                                                    Compre-   Deferred               Total
                          Common         Retained   hensive   Compen-  Loans to  Stockholders'
                          Stock  Surplus Earnings   Income     sation  Officers     Equity
                          ------ ------- -------- ----------- -------- --------  -------------
Balance, January 1,
 1997...................  2,958  $17,301  $  237    $   (57)   $(217)  $   --       $20,222
 Net income.............    --       --    2,145        --       --        --         2,145
Net increase in fair
 value of securities
 classified as
 available-for-sale, net
 of income taxes and
 reclassification
 adjustments............    --       --      --          86      --        --            86
                          -----  -------  ------    -------    -----   -------      -------
Total comprehensive
 income.................    --       --    2,145         86      --        --         2,231
                          -----  -------  ------    -------    -----   -------      -------
Cash dividends declared
 ($0.07 per share)......    --       --     (217)       --       --        --          (217)
Issuance of common
 stock..................    259    2,482     --         --       --        --         2,741
Awards granted..........    --       --      --         --      (403)      --          (403)
Amortization of deferred
 compensation...........    --       --      --         --       114       --           114
Loan to chief executive
 officer................    --       --      --         --       --        --
                          -----  -------  ------    -------    -----   -------      -------
Balance, December 31,
 1997...................  3,217  $19,783  $2,165    $    29    $(506)  $   --       $24,688
                          =====  =======  ======    =======    =====   =======      =======
Balance, January 1,
 1998...................  3,217  $19,783  $2,165    $    29    $(506)  $   --       $24,688
 Net income.............    --       --    3,010        --       --        --         3,010
Net increase in fair
 value of securities
 classified as
 available-for-sale, net
 of income taxes and
 reclassification
 adjustments............    --       --      --         121      --        --           121
                          -----  -------  ------    -------    -----   -------      -------
Total comprehensive
 income.................    --       --    3,010        121      --        --         3,131
                          -----  -------  ------    -------    -----   -------      -------
Cash dividends declared
 ($0.08 per share)......    --       --     (263)       --       --        --          (263)
Issuance of common
 stock..................    214    2,491     --         --       --        --         2,705
Awards granted..........    --       --      --         --      (187)      --          (187)
Amortization of deferred
 compensation...........    --       --      --         --       150       --           150
Loan to chief executive
 officer................    --       --      --         --       --       (950)        (950)
                          -----  -------  ------    -------    -----   -------      -------
Balance, December 31,
 1998...................  3,431  $22,274  $4,913    $   150    $(544)  $  (950)     $29,274
                          =====  =======  ======    =======    =====   =======      =======
Balance, January 1,
 1999...................  3,431  $22,274  $4,913    $   150    $(544)  $  (950)     $29,274
 Net income.............    --       --    2,915        --       --        --         2,915
Net decrease in fair
 value of securities
 classified as
 available-for-sale, net
 of income taxes and
 reclassification
 adjustments............    --       --      --      (2,962)     --        --        (2,962)
                          -----  -------  ------    -------    -----   -------      -------
Total comprehensive
 income.................    --       --    2,915     (2,962)     --        --           (47)
                          -----  -------  ------    -------    -----   -------      -------
Cash dividends declared
 ($0.10 per share)......    --       --     (403)       --       --        --          (403)
Issuance of common
 stock..................  1,159   17,487     --         --       --        --        18,646
Awards granted..........    --       --      --         --      (448)      --          (448)
Amortization of deferred
 compensation...........    --       --      --         --       233       --           233
Loans to officers.......    --       --      --         --       --       (175)        (175)
                          -----  -------  ------    -------    -----   -------      -------
Balance, December 31,
 1999...................  4,590  $39,761  $7,425    $(2,812)   $(759)  $(1,125)     $47,080
                          =====  =======  ======    =======    =====   =======      =======

  The accompanying notes to consolidated financial statements are an integral part of these statements.

                              PRIVATEBANCORP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Year Ended December 31, 1999, 1998 and 1997
                (In thousands, except share and per share data)

                                                        Year Ended
                                                       December 31,
                                               ------------------------------
                                                 1999       1998       1997
                                               ---------  ---------  --------
Cash flows from operating activities
  Net income.................................. $   2,915  $   3,010  $  2,145
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization...............       498        508       473
  Amortization of deferred compensation.......       233        150        99
  Provision for loan losses...................     1,208        362       603
  Gain on sale of securities..................       (56)       (40)      --
  (Decrease) increase in deferred loan fees...        51        348        86
  (Increase) in deferred income taxes.........    (2,514)      (291)     (440)
  (Increase) in accrued interest receivable...      (606)      (683)     (146)
  Increase (decrease) in accrued interest
   payable....................................      (324)       268        61
  (Increase) decrease in other assets.........       (56)        70        77
  Increase in other liabilities...............     1,808        570       415
                                               ---------  ---------  --------
    Total adjustments.........................       241      1,262     1,227
                                               ---------  ---------  --------
    Net cash provided by operating
     activities...............................     3,156      4,272     3,372
                                               ---------  ---------  --------
Cash flows from investing activities
  Proceeds from maturities, paydowns, and
   sales of securities........................    55,930     85,391    11,255
  Purchase of securities available-for-sale...   (14,725)  (136,662)  (31,888)
  Net loan principal advanced.................  (115,646)   (63,820)  (47,240)
  Premises and equipment expenditures.........      (939)      (191)     (659)
  Towne Square Acquisition....................     1,300        --        --
                                               ---------  ---------  --------
    Net cash used in investing activities.....   (74,080)  (115,281)  (68,532)
                                               ---------  ---------  --------
Cash flows from financing activities
  Net increase in total deposits..............    88,098     79,220    63,202
  Issuance of common stock....................    16,898      1,361     2,348
  Dividends paid..............................      (403)      (263)     (217)
  Net decrease in funds borrowed..............    (5,000)    20,000    (3,000)
                                               ---------  ---------  --------
    Net cash provided by financing
     activities...............................    99,593    100,318    62,333
                                               ---------  ---------  --------
Net increase in cash and cash equivalents.....    28,669    (10,692)   (2,827)
Cash and cash equivalents at beginning of
 year.........................................    15,514     26,206    29,033
                                               ---------  ---------  --------
Cash and cash equivalents at end of period.... $  44,183  $  15,514  $ 26,206
                                               =========  =========  ========
Cash paid during year for:
  Interest.................................... $  16,929  $  13,044  $ 10,004
  Income taxes................................     2,280      1,827     1,563
Non-cash transactions
  Loans to officers for purchase of common
   stock...................................... $     175  $     950  $    --
  Issuance of stock to purchase Towne Square.. $   1,300        --        --

  The accompanying notes to consolidated financial statements are an integral part of these statements.

                      PRIVATEBANCORP, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--BASIS OF PRESENTATION

a. Nature of Operations

  The Company was incorporated under the laws of the State of Delaware on November 7, 1989. The Company is a bank holding company with one bank subsidiary, The PrivateBank and Trust Company, which was formed as a de novo, or start up bank, on February 6, 1991. PrivateBank provides private banking and trust services primarily to affluent individuals professionals, entrepreneurs and their business interests. PrivateBank focuses on the personal financial services needs of its clients as well as the banking needs of its clients' various business and investment interests.

b. Consolidation

  The consolidated financial statements of the Company and Subsidiary include the accounts of the Company and its wholly owned subsidiary, The PrivateBank and Trust Company (the "Bank"). Significant intercompany accounts and transactions have been eliminated in the preparation of these statements.

c. Statement of Cash Flows

  For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold and other short-term investments. Generally, federal funds are sold for one-day periods, but not longer than 30 days. Short-term investments mature in less than 30 days.

d. Securities

  Securities for which management has the intent and ability to hold to maturity are reported at cost, adjusted for amortization of premium and accretion of discount. Securities available for sale are reported at fair value, with unrealized gains and losses and applicable income taxes reported as other comprehensive income in a separate component of stockholders' equity. At December 31, 1999 and 1998, all securities held were classified as available for sale.

  Premium and discount on securities are included in interest income on securities over the period from acquisition to maturity or earlier call date using the straight-line method, the results of which are not materially different from those obtained using the level-yield method. The specific identification method is used to record gains and losses on security transactions.

e. Loans

  Loans are generally reported at the principal amount outstanding, net of unearned income. Loans originated and intended for sale in the secondary market are classified as held for sale and reported at the lower of cost or market value.

  Loan origination and commitment fees, offset by certain direct loan origination costs, are being deferred and the net amount amortized as an adjustment of the related loan's yield. The Company is generally amortizing these amounts over the contractual life of the related loans.

  Loans are placed on nonaccrual status when, in the opinion of management, there are doubts as to the collectability of interest or principal, or when principal or interest is past due 90 days or more and the loan is not well secured and in the process of collection. All loans classified as nonaccrual are considered to be impaired. Any shortfall in the estimated value of an impaired loan compared with the recorded investment of the loan is

                      PRIVATEBANCORP, INC. AND SUBSIDIARY
identified as an allocated portion of the allowance for loan losses and is one of the factors considered by management in its overall assessment of the adequacy of the allowance for loan losses. Interest previously accrued but not collected is reversed and charged against interest income at the time the related loan is placed on nonaccrual status. Interest payments received on impaired loans are recorded as reductions of principal if principal payment is doubtful.

f. Allowance for Loan Losses

  The allowance for loan losses is determined by management based on factors such as past loan loss experience, known and inherent risks in the loan portfolio, the estimated value of any underlying collateral, prevailing economic conditions and other factors and estimates which are subject to change over time. Management adjusts the allowance for loan losses by recording a provision for loan losses in an amount sufficient to maintain the allowance at a level commensurate with the risks in the loan portfolio. Loans are charged off when deemed to be uncollectible by management.

g. Bank Premises and Equipment

  Bank premises and equipment are stated at cost less accumulated depreciation and amortization. For financial reporting purposes, depreciation is computed using the straight-line method over the estimated useful lives of the assets.

h. Income Taxes

  The Company accounts for income taxes under an asset and liability approach pursuant to SFAS No. 109 "Accounting for Income Taxes," with the objective of recognizing the amount of taxes payable or refundable for the current year and deferred tax assets and liabilities for the future tax consequences that have been recognized in the Company's financial statements or tax returns. The measurement of tax assets and liabilities is based on tax rates in enacted tax laws. Deferred tax assets are reduced, if necessary, by the amount of such benefits that are not expected to be realized based on available evidence.

i. Transfers and Servicing of Financial Assets and Extinguishments of Liabilities

  In June 1996, the Financial Accounting Standards Board (FASB) issued SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Under SFAS No. 125, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished. In December 1996, the FASB issued SFAS No. 127 "Deferral of Effective Date of Certain Provisions of FASB Statement No. 125" which delayed the effectiveness of selected provisions of SFAS No. 125 from January 1, 1997 to January 1, 1998. Management adopted SFAS No. 125 on its effective date as of January 1, 1997 and January 1, 1998 as appropriate. Upon adoption of these statements, there was no effect on the Company's reported consolidated financial position and the results of operations.

j. Earnings per Share

  The Company accounts for and reports earnings per share using a dual presentation of basic and diluted earnings per share. Basic earnings per common share are determined by dividing earnings by the weighted average number of common shares. Dilutive stock options are included as share equivalents using the treasury stock method in determining diluted earnings per share.

                      PRIVATEBANCORP, INC. AND SUBSIDIARY

k. Comprehensive Income

  In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components. The statement requires that components of comprehensive income, as defined, be reported in a financial statement that is displayed with the same prominence as other financial statements. Management adopted SFAS No. 130 in 1998 on the effective date, using the statement of changes in stockholders' equity approach. The adoption of this statement had no effect on the Company's reported consolidated financial position and the results of operations. The 1997 consolidated financial statements have been restated to conform to the SFAS No. 130 principles.

l. Use of Estimates in the Preparation of Financial Statements

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. Actual results could differ from these estimates.

m. Reclassifications

  Certain reclassifications have been made to prior periods' consolidated financial statements to place them on a basis comparable with the current period's consolidated financial statements.

n. New Accounting Pronouncements

  Statement of Financial Accounting Standards No. 134, "Accounting for Mortgage Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise", allows mortgage loans that are securitized to be classified as trading, available for sale, or in certain circumstances, held to maturity. Currently, these must be classified as trading. Since the Company has not securitized loans, this Statement does not impact the Company.

  Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Related Hedging Activities", amended by SFAS No. 137 "Accounting for Derivative Instrument and Hedging Activities--Deferral of the Effective Date of SFAS No. 133--an Amendment of SFAS No. 133," will, on January 1, 2001, require all derivatives to be recorded at fair value in the balance sheet, with changes in fair value recorded in the income statement. If derivatives are documented and effective as hedges, the change in the derivative fair value will be offset by an equal change in the fair value of the hedged item. All hedge ineffectiveness will be recognized immediately in earnings. The Statement may be adopted early at the start of a calendar quarter. The Company does not plan to adopt the Statement early and adoption is not expected to have a material impact since the Company does not have derivative instruments or hedging activity.

NOTE 2--OPERATING SEGMENTS

  The Company has aligned its operations into three major lines of business:
Private Banking Services, Trust Services and Holding Company Activities. For purposes of making operating decisions and assessing performance, management treats the Bank, the Trust Department and the Holding Company as three operating segments. The Company's major business segments are analyzed on an internal management reporting basis. The Company's investment portfolio is included in total assets of the Bank. The business segments summarized below and in the following tables are primarily managed with a focus on various performance objectives including total assets, total deposits, borrowings, gross loans, total capital and net income. Indirect costs are allocated to the Trust Business from the Bank based on Trust full time equivalent employees as a percentage of total bank employees.

                      PRIVATEBANCORP, INC. AND SUBSIDIARY

Private Banking Services

  The Bank, through its downtown Chicago main office as well as five suburban branches and a loan production office located in St. Louis, Missouri, provides personal and commercial banking services primarily to affluent individuals, professionals, entrepreneurs and their business interests. PrivateBank's commercial lending products include lines of credit for working capital, term loans for equipment and letters of credit to support the commitments made by its clients. Non-credit products include lock-box, cash concentration accounts, merchant credit card processing, electronic funds transfer, other cash management products and insurance. PrivateBank offers a full range of lending products including fixed and floating rate permanent and mini-permanent mortgages and construction loans. Personal loans include installment loans and lines of credit, home equity loans and a wide variety of home mortgage loans.

  Individual banking services include interest bearing checking, money market deposit accounts, certificates of deposit, ATM/debit cards and brokerage accounts. Additionally, PrivateBank offers secured and unsecured personal loans and lines of credit. Through PrivateBank's affiliation with Mesirow and Sterling, clients have access to insurance products and securities brokerage services. PrivateBank also offers domestic and international wire transfers and foreign currency exchange.

                                                              Private Banking
                                                                  Services
                                                            --------------------
                                                             1999   1998   1997
                                                            ------ ------ ------
                                                               (in millions)
Total assets............................................... $518.2 $416.4 $312.2
Total deposits.............................................  462.2  365.7  287.5
Total borrowings...........................................   15.0   20.0    --
Total gross loans..........................................  397.3  282.3  218.7
Total capital..............................................   38.3   28.1   22.9
Net income.................................................    4.9    3.4    2.4

Trust Services

  PrivateBank's trust services include investment management, personal trust and estate services, custodial services, retirement accounts and brokerage and investment services. Investment management professionals work with trust clients to define objectives, goals and strategies of the clients' investment portfolios. PrivateBank assists its clients with the selection of an investment manager. Trust and estate account administrators work with clients and their attorneys to establish estate plans. Consistent with the PrivateBank approach, Trust Services emphasizes a high level of personal service, including prompt collection and reinvestment of interest and dividend income, weekly valuation, tracking of tax information, customized reporting and ease of security settlement.

                                                             Trust Services
                                                          ---------------------
                                                           1999   1998    1997
                                                          ------ ------  ------
                                                             (in millions)
Trust assets under administration........................ $730.0 $611.6  $470.0
Net income (loss)........................................    0.1   (0.2)   (0.2)

Holding Company Activities

  Holding Company Activities consist of parent company only matters. The holding company's most significant asset represents its net investment in PrivateBank. Holding Company Activities are reflected primarily in operating expenses. Recurring holding company operating expenses consist of amortization of restricted stock awards, other salary expense and miscellaneous professional fees. During 1999, Holding Company Activities reflect the Towne Square Financial Corporation acquisition charge of $1.3 million.

                      PRIVATEBANCORP, INC. AND SUBSIDIARY

                                                             Holding Company
                                                               Activities
                                                            -------------------
                                                            1999   1998   1997
                                                            -----  -----  -----
                                                              (in millions)
   Total assets............................................ $47.1  $29.3  $24.7
   Total capital...........................................  47.1   29.3   24.7
   Net loss................................................  (2.1)  (0.2)  (0.1)

  The following table identifies the significant differences between the sum of the reportable segments and the reported consolidated results for total assets:

                                                                 Total Assets
                                                                 --------------
                                                                  1999    1998
                                                                 ------  ------
                                                                 (in millions)
   Sum of reportable segments................................... $565.3  $445.7
   Adjustments..................................................  (46.6)  (29.4)
                                                                 ------  ------
   Consolidated PrivateBancorp, Inc............................. $518.7  $416.3
                                                                 ======  ======

  The adjustments to total assets presented in the table above represent the elimination of the net investment in PrivateBank in consolidation, the elimination of the Company's cash that is maintained in an account at PrivateBank, the reclassification of the unearned discount of loans and the reclassification related to deferred taxes.

NOTE 3--EARNINGS PER SHARE

  The following table shows the computation of basic and diluted earnings per share (in thousands except per share data):

                                            Weighted
                                             Average     Per
                                Income       Shares     Share
                              (Numerator) (Denominator) Amount
                              ----------- ------------- ------
   Year Ended December 31,
    1999
    Basic Earnings Per
     Share--
     Income available to
      common stockholders....   $2,915        3,988      $.73
                                                         ====
    Effect of Dilutive Stock
     Options.................      --           242
                                ------        -----
    Diluted Earnings Per
     Share--
     Income available to
      common stockholders....   $2,915        4,230      $.69
                                ======        =====      ====
   Year Ended December 31,
    1998
    Basic Earnings Per
     Share--
     Income available to
      common stockholders....   $3,010        3,313      $.91
                                ------        -----      ====
    Effect of Dilutive Stock
     Options.................      --           202
                                ------        -----
    Diluted Earnings Per
     Share--
     Income available to
      common stockholders....   $3,010        3,515      $.86
                                ======        =====      ====
   Year Ended December 31,
    1997
    Basic Earnings Per
     Share--
     Income available to
      common stockholders....   $2,145        3,125      $.69
                                ------        -----      ====
    Effect of Dilutive Stock
     Options.................      --           161
                                ------        -----
    Diluted Earnings Per
     Share--
     Income available to
      common stockholders....   $2,145        3,286      $.65
                                ======        =====      ====

                      PRIVATEBANCORP, INC. AND SUBSIDIARY

  The year to date earnings per share calculation as of December 31, 1999 does not equal the sum of the individual quarter earnings per share amounts. Based upon the application of FASB Statement No. 128, "Earnings per Share," a difference arises that is attributable to the impact of the Company's initial public offering which closed in July, 1999, and the acquisition of Towne Square Financial Corporation during the third quarter 1999.

  The 1999 diluted earnings per share calculation excludes 179,740 option shares which were granted in 1999 and 1998, as the options are anti-dilutive. The exercise prices for the 1999 and 1998 stock option grants are $18.00 and $17.19, respectively.

NOTE 4--SECURITIES

  The amortized cost and the estimated fair value of securities as of December 31, 1999 and December 31, 1998, were as follows (in thousands):

                                    Investment Securities--Available for Sale
                                                December 31, 1999
                                    -----------------------------------------
                                                Gross      Gross    Estimated
                                    Amortized Unrealized Unrealized   Fair
                                      Cost      Gains      Losses     Value
                                    --------- ---------- ---------- ---------
   U.S. Government Agency
    Obligations....................  $26,695     $--      $  (708)   $25,987
   Municipals......................   37,116        9      (3,511)    33,614
   Other(1)........................   11,933      --         (400)    11,533
                                     -------     ----     -------    -------
                                     $75,744     $  9     $(4,619)   $71,134
                                     =======     ====     =======    =======

                                     Investment Securities--Available for Sale
                                                 December 31, 1998
                                     -----------------------------------------
                                                 Gross      Gross    Estimated
                                     Amortized Unrealized Unrealized   Fair
                                       Cost      Gains      Losses     Value
                                     --------- ---------- ---------- ---------
   U.S. Treasury.................... $  6,021     $ 73      $ --     $  6,094
   U.S. Government Agency
    Obligations.....................   61,358      118        (61)     61,415
   Municipals.......................   37,709      227       (132)     37,804
   Other(1).........................   11,558       20        --       11,578
                                     --------     ----      -----    --------
                                     $116,646     $438      $(193)   $116,891
                                     ========     ====      =====    ========

--------
(1) Represents corporate and equity securities.

  The amortized cost and estimated fair value of securities at December 31, 1999, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because obligors may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                            Amortized Estimated
                                                              Cost    Fair Value
                                                            --------- ----------
   Due within one year.....................................  $    71   $    71
   Due after one year through five years...................    1,631     1,639
   Due after five years through ten years..................    8,462     8,004
   Due after ten years.....................................   63,843    59,683
   Equity securities.......................................    1,737     1,737
                                                             -------   -------
                                                             $75,744   $71,134
                                                             =======   =======

                      PRIVATEBANCORP, INC. AND SUBSIDIARY

  During 1999 and 1998, securities were sold for total proceeds of $8,827,770 and 13,886,279, resulting in net gains of $56,926 and $39,894 respectively. No securities were sold in 1997.

  At December 31, 1999, securities carried at $35.8 million were pledged to secure public and trust deposits and for other purposes as required or permitted by law.

  Equity securities consist of Federal Home Loan Bank of Chicago capital stock and Neighborhood Housing Services certificates. During 1999, the Company invested $105,000 in a small business investment company ("SBIC"). This investment qualifies for CRA credit. These securities do not have a readily determinable fair value for purposes of SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities," since their ownership is restricted and they lack a market. Accordingly, such securities are carried at an amount equal to cost.

  In the opinion of management, there were no investments in securities at December 31, 1999, which constituted an unusual credit risk for the Company.

  Change in fair value of securities available for sale is presented on a net basis on the Consolidated Statement of Changes in Stockholders' Equity. The following table discloses the changes in other comprehensive income as of December 31, 1999 and 1998 on a gross basis (in thousands):

                                                      December 31, 1999
                                                 -----------------------------
                                                 Before      Tax
                                                   Tax    (Benefit) Net of Tax
                                                 Amount    Expense    Amount
                                                 -------  --------- ----------
   Unrealized (losses) on securities available
    for sale--
   Unrealized holding losses.................... $(4,713)  $(1,786)  $(2,927)
   Less: reclassification adjustment for gain
    included in net income......................      57        22        35
                                                 -------   -------   -------
   Net unrealized (losses)...................... $(4,770)  $(1,808)  $(2,962)
                                                 =======   =======   =======

                                                           December 31, 1998
                                                        -----------------------
                                                        Before    Tax    Net of
                                                         Tax   (Benefit)  Tax
                                                        Amount  Expense  Amount
                                                        ------ --------- ------
   Unrealized gains on securities available for sale--
   Unrealized holding gains...........................   $237     $92     $145
   Less: reclassification adjustment for gain included
    in net income.....................................     40      16       24
                                                         ----     ---     ----
   Net unrealized (gains).............................   $197     $76     $121
                                                         ====     ===     ====

NOTE 5--LOANS

  Amounts outstanding by selected loan categories at December 31, 1999 and 1998, were as follows (in thousands):

                                                                 1999     1998
                                                               -------- --------
   Real estate--
     Residential.............................................. $ 71,332 $ 47,746
     Commercial...............................................  146,368   94,393
     Construction.............................................   29,018   22,408
   Commercial.................................................   67,026   46,800
   Personal...................................................   81,893   64,194
   Held for sale..............................................    1,640    6,424
                                                               -------- --------
                                                               $397,277 $281,965
                                                               ======== ========

                      PRIVATEBANCORP, INC. AND SUBSIDIARY

  Loans held for sale are residential real estate loans intended to be sold in the secondary market. Under the Bank's sales program, such loans are sold at face value. No lower-of-cost-or-market adjustments were required at December 31, 1999 or 1998.

  As of December 31, 1999, $600,367 of loans were designated as nonaccrual loans. There were no loans on which the accrual of interest has been discontinued (impaired loans) at December 31, 1998 or at any time during 1998. The average balance of impaired loans and the related amount of interest income recognized while such loans were impaired amounted to $260,585 and $0 in 1999 and $2,272 and $0 in 1998.

NOTE 6--ALLOWANCE FOR LOAN LOSSES

  The changes in the allowance for loan losses for the three years ended December 31 were as follows (in thousands):

                                                          1999    1998    1997
                                                         ------  ------  ------
   Beginning balance.................................... $3,410  $3,050  $2,450
   Loans charged off....................................   (108)     (2)     (3)
   Provision for loan losses............................  1,208     362     603
                                                         ------  ------  ------
   Ending balance....................................... $4,510  $3,410  $3,050
                                                         ======  ======  ======

NOTE 7--PREMISES AND EQUIPMENT

  Bank premises and equipment at December 31, 1999 and 1998, consisted of the following (in thousands):

                                                                   1999   1998
                                                                  ------ ------
   Furniture, fixtures and equipment............................. $2,817 $2,408
   Leasehold improvements........................................  1,874  1,345
                                                                  ------ ------
                                                                   4,691  3,753
   Accumulated depreciation and amortization.....................  2,663  2,165
                                                                  ------ ------
                                                                  $2,028 $1,588
                                                                  ====== ======

  Included in occupancy expense in the consolidated statements of income is depreciation and amortization expense of $498,115, $507,853 and $472,669 for 1999, 1998 and 1997, respectively.

  The Bank leases its main banking facility and branch facilities under noncancellable operating lease agreements. The minimum annual rental commitments under these leases, at December 31, 1999, are as follows:

     2000............................................................ $  760,607
     2001............................................................    817,072
     2002............................................................    739,871
     2003............................................................    759,338
     2004............................................................    735,124
     2005 and thereafter.............................................  2,390,718
                                                                      ----------
                                                                      $6,202,730
                                                                      ==========

  Total rent expense included in the consolidated statements of income was $750,973, $635,761 and $601,461 for 1999, 1998, and 1997, respectively.

                      PRIVATEBANCORP, INC. AND SUBSIDIARY

NOTE 8--INCOME TAXES

  The components of total income tax provision in the consolidated statements of income for the years ended December 31, 1999, 1998, and 1997 are as follows (in thousands):

                                                          1999    1998    1997
                                                         ------  ------  ------
   Income tax provision--
     Current--
       Federal.......................................... $1,886  $1,759  $1,610
       State............................................    --      371      73
                                                         ------  ------  ------
                                                          1,886   2,130   1,683
     Deferred--
       Federal..........................................   (373)   (255)   (298)
       State............................................   (256)    (36)   (143)
                                                         ------  ------  ------
                                                           (629)   (291)   (441)
                                                         ------  ------  ------
         Total.......................................... $1,257  $1,839  $1,242
                                                         ======  ======  ======

  The tax effect of fair value adjustments on securities available for sale is recorded directly to other comprehensive income in a separate component of stockholders' equity. The net tax provision (benefit) recorded directly to other comprehensive income amounted to $(1,785,788), $76,523 and $47,698 in 1999, 1998 and 1997, respectively.

  A summary reconciliation of the differences between the total income tax provision (benefit) and the amounts computed at the statutory federal tax rate of 34% for the years ended December 31, 1999, 1998 and 1997 is as follows (in thousands):

                                                        1999    1998    1997
                                                       ------  ------  ------
   Income tax provision at statutory federal income
    tax rate.......................................... $1,418  $1,649  $1,152
   Increase (decrease) in taxes resulting from:
     Tax exempt income................................   (608)    (67)    --
     State income taxes...............................   (170)    221       6
     Towne Square Financial Corp. acquisition.........    442     --      --
     Other............................................    175      36      84
                                                       ------  ------  ------
       Total.......................................... $1,257  $1,839  $1,242
                                                       ======  ======  ======

  A net deferred tax asset is included in other assets in the consolidated balance sheet as a result of temporary differences between the carrying amounts of assets and liabilities in the financial statements and their related tax bases. The components of the net deferred tax asset as of December 31, 1999 and 1998 are as follows (in thousands):

                                                                 1999    1998
                                                                ------  ------
   Gross deferred tax assets--
     Allowance for loan losses................................. $1,650  $1,182
     Leasehold improvements....................................    294     231
     Amortization of restricted stock..........................    199     109
     Unrealized loss (gain) on securities available for sale...  1,786     (95)
     Other.....................................................    118     148
                                                                ------  ------
                                                                $4,047  $1,575
   Gross deferred tax assets...................................  4,047   1,575
   Gross deferred tax liabilities..............................   (177)   (215)
                                                                ------  ------
   Net deferred tax asset...................................... $3,870  $1,360
                                                                ======  ======

                      PRIVATEBANCORP, INC. AND SUBSIDIARY

NOTE 9--FUNDS BORROWED

  As of December 31, 1999, funds borrowed consisted of a $15 million FHLB term note with an interest rate of 6.03%. The term note matured on January 20, 2000. As of December 31, 1998, funds borrowed consisted of a $20 million FHLB term note, with an interest rate of 5.20%. The term note matured on January 7, 1999.

NOTE 10--EMPLOYEE BENEFIT AND INCENTIVE PLANS

a. Savings and Profit Sharing Plan

  The Bank maintains The PrivateBank and Trust Company Savings and Profit Sharing Plan (the "Plan") pursuant to Section 401(k) of the Internal Revenue Code, whereby eligible employees may contribute a percentage of compensation, but not in excess of the maximum amount allowed under the Code. The Bank can make discretionary contributions to the Plan as determined and approved by the Bank's Board of Directors. Total discretionary contributions to the Plan amounted to $67,200, $61,462 and $47,001 in 1999, 1998 and 1997, respectively.

b. Stock Options

  The Company has stock options outstanding under its Stock Incentive Plan, a director stock option program and certain compensation replacement options.

  As in effect as of December 31, 1999, the Stock Incentive Plan allows 673,023 shares to be issued under the Plan either pursuant to the exercise of stock options granted thereunder or as restricted stock awards. The option price may not be less than the fair market value on the date of grant. All options have a term of 10 years. Options other than those granted in 1998 are first exercisable beginning at least two years following the date of grant. Options granted in 1998 are first exercisable five years from the date of grant or up to two years earlier if certain conditions for total stockholder return are met.

  Since 1992, the Company has compensated non-employee directors with annual option grants. The option price of the director options is fair market value on the date of grant, and the exercise period is 10 years from the date of grant.

  In 1992, the Company granted compensation replacement options to certain officers of the company who agreed to reduced cash compensation. The option price is the fair market value on the date of grant. The compensation replacement options are exercisable during a 10-year period from the date of grant.

  The following table summarizes the status of the Company's stock option agreements and stock option program as of December 31, 1999 and 1998, and changes during the years then ended:

                                                 1999              1998
                                           ----------------- -----------------
                                                    Weighted          Weighted
                                                    Average           Average
                                                    Exercise          Exercise
                                           Shares    Price   Shares    Price
                                           -------  -------- -------  --------
   Outstanding at beginning of year....... 542,208   $ 9.09  543,168   $ 7.57
   Granted................................  99,600    18.00   80,960    17.19
   Exercised..............................  (6,240)    7.35  (81,920)    7.02
   Forfeited..............................    (820)   18.00      --       --
                                           -------   ------  -------   ------
   Outstanding at end of year............. 634,748   $10.54  542,208   $ 9.09
                                           =======   ======  =======   ======
   Options exercisable at year-end........ 462,568           433,808
                                           =======           =======
   Weighted average fair value of options
    granted during the year............... $ 18.00           $ 17.19

                      PRIVATEBANCORP, INC. AND SUBSIDIARY

  The range of exercise prices and weighted average remaining contractual life for stock options outstanding as of December 31, 1999, was $6.25--$18.00 and five years, respectively.

  The Company applies APB Opinion 25 in accounting for stock-based compensation. Accordingly, no compensation expense has been recognized for its stock option program. Had compensation expense for stock options been determined based on the fair value at the grant dates for awards under the stock option program consistent with the method of FASB Statement No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                            1999   1998   1997
                                                           ------ ------ ------
                                                               (dollars in
                                                                thousands)
   Net income--
     As reported.......................................... $2,915 $3,010 $2,145
     Pro forma............................................  2,590  2,870  1,996
                                                           ====== ====== ======
   Basic earnings per share--
     As reported.......................................... $  .73 $  .91 $  .69
     Pro forma............................................    .65    .87    .64
   Diluted earnings per share--
     As reported..........................................    .69    .86    .65
   Pro forma.............................................. $  .61 $  .82 $  .61
                                                           ====== ====== ======

  In determining the fair value of each option grant for purposes of the above pro forma disclosures, the Company used an option pricing model with the following assumptions for grants in 1999 and 1998, respectively: dividend yield of .70% and .60% for 1999 and 1998 respectively; risk-free interest rate of 6.5% and 6.0% for 1999 and 1998, respectively; and expected lives for both years of 10 years for the Stock Incentive Plan options, 10 years for the compensation replacement options and 10 years for the various director options.

c. Restricted Stock

  In 1999 and 1998, the Company issued 26,000 and 13,600 shares, respectively, of restricted stock under the Stock Incentive Plan. These shares had a fair value of $18 and $13.75 per share, respectively, as of the grant date. During 1997, 1,600 restricted shares were forfeited. These shares carry voting and dividend rights. Sale of the shares is restricted prior to vesting. Subject to continued employment, vesting occurs five years from the date of grant. Shares issued under the plan are recorded at their fair market value on the date of grant with a corresponding charge to deferred compensation. The deferred compensation, a component of stockholders' equity, is being amortized as compensation expense on a straight-line basis over the vesting period. Included in salaries and employee benefits in the consolidated statements of income is compensation expense for restricted shares of $233,000, $149,566, and $98,917 for 1999, 1998, and 1997, respectively.

NOTE 11--RELATED-PARTY TRANSACTIONS

  An analysis of loans made to directors and executive officers of the Company and the Bank follows:

   Balance, December 31, 1998...................................... $10,743,883
     Additions.....................................................   9,181,200
     Collections...................................................  (3,863,890)
                                                                    -----------
   Balance, December 31, 1999...................................... $16,061,193
                                                                    ===========

                      PRIVATEBANCORP, INC. AND SUBSIDIARY

  Directors and executive officers of the Company and the Bank were clients of and had transactions with the Bank in the ordinary course of business during the period presented above and additional transactions may be expected in the future. In management's opinion, all outstanding loans, commitments and deposit relationships included in such transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others, and did not involve more than a normal risk of collectability or other unfavorable features.

  On July 6, 1999, the Company loaned $175,000 to a managing director of PrivateBank, for the purpose of purchasing common stock of the Company in the IPO. The shares purchased serve as collateral for such loan. The loan accrues no interest and is payable upon receipt of certain bonus payments, but not later than December 31, 2000. In June 1998, the Company made a $949,741 loan to the chief executive officer of the Company and PrivateBank, the proceeds of which were put towards the purchase of $1 million of common stock of the Company. The loan has a five-year term but is payable sooner under certain conditions. The loan bears interest at the rate of 5.69% per annum. Provided that the officer remains employed by PrivateBank, the loan agreement calls for forgiveness of 0% up to 100% of the interest based on how many years the loan remains outstanding. The loans are reflected in the consolidated financial statements as a reduction in stockholders' equity.

  The Company is the general partner in a partnership for investment purposes. Through a contractual arrangement, the Bank's trust department maintains the partnership's records and earns an administrative fee from the partnership.

  During 1998, the Bank began offering insurance products to its clients through a strategic alliance with a Chicago-based financial services firm which is a stockholder of the Company. In addition, this financial services firm serves as an insurance agency in coordinating certain insurance coverage for the Company and the Bank during 1999. During 1999, the Bank earned commission revenue of $33,125 for referred business and paid $533,544 in fees to this financial services firm for insurance and related services related to a three-year insurance contract. During 1998, the Bank earned commission revenue of $5,761 for referred business and paid $131,690 in fees to this financial services firm for insurance and related services.

  During 1999, 1998 and 1997, the Bank acquired selected furniture with a total cost of $28,402, $2,655 and $71,875, respectively, through related parties.

  The Bank incurred professional fees in 1999, 1998 and 1997 for services provided by one law firm, whose partner is a director of the Company and the Bank.

  In connection with Company's acquisition of Towne Square Financial Corporation, one individual who subsequently became a director of the Company, received 15,278 shares of common stock of the Company as consideration for his 16.667% ownership interest of Towne Square Financial Corporation. The same director is currently a 16.667% owner of Towne Square Realty, LLC, from which the Bank leases approximately 6,700 square feet in a building located in St. Charles, IL. This lease became effective August 1, 1999. In 1999, the Company paid rent in the amount of $44,500 to Towne Square Realty, LLC under such lease.

NOTE 12--CREDIT-RELATED INSTRUMENTS

  The Company has, through its subsidiary PrivateBank, entered into credit-related instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its clients. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated financial statements. Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed to completely perform as contracted.

                      PRIVATEBANCORP, INC. AND SUBSIDIARY

  PrivateBank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments, assuming that the amounts are fully advanced and that collateral or other security is of no value. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. At December 31, 1999 and 1998, the Bank had the following categories of credit-related financial instruments (at contract amount):

                                                           1999        1998
                                                       ------------ -----------
   Commitments to extend credit....................... $111,928,927 $97,487,444
   Standby letters of credit..........................   10,452,000  10,147,140

  Commitments to extend credit are agreements to lend to a client as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each client's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary, upon extension of credit is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties.

  Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a client to a third party. Those guarantees are primarily issued to support commercial business activities of Bank clients. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to clients. The Bank holds collateral supporting those commitments for which collateral is deemed necessary.

NOTE 13--CONCENTRATIONS OF CREDIT RISK

  Loan concentrations are defined as amounts loaned to a multiple number of borrowers engaged in similar activities, which would cause them to be similarly impacted by economic or other conditions. The Bank grants loans to clients located primarily in the metropolitan Chicago area. There are no other significant concentrations of loans and commitments to make loans other than the categories of loans disclosed in Note 5.

NOTE 14--ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

  The following presents the carrying value and estimated fair value of the various classes of financial instruments, all nontrading, held by the Company, through its subsidiary PrivateBank, at December 31, 1999 and 1998. This information is presented solely for compliance with SFAS No. 107 "Disclosures about Fair Value of Financial Instruments," and is subject to change over time based on a variety of factors. Because no active market exists for a significant portion of the financial instruments presented below and the inherent imprecision involved in the estimation process, management does not believe the information presented reflects the amounts that would be received if the Company's assets and liabilities were sold nor does it represent the fair value of the Company as an entity.

  Where possible, the Company has utilized quoted market prices to estimate fair value. Since quoted market prices were not available for a significant portion of the financial instruments, the fair values were approximated using discounted cash flow techniques. Fair value estimates are made at a specific point in time, based on judgments regarding future expected loss experience, current economic conditions, risk conditions, risk

                      PRIVATEBANCORP, INC. AND SUBSIDIARY
characteristics of various financial instruments and other factors. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

                                         December 31, 1999    December 31, 1998
                                      ----------------------- ------------------
                                                    Estimated          Estimated
                                                      Fair    Carrying   Fair
                                      CarryingValue   Value    Value     Value
                                      ------------- --------- -------- ---------
                                                    (in thousands)
Assets--
  Cash and cash equivalents..........   $ 44,183    $ 44,183  $ 15,514 $ 15,514
  Securities.........................     71,134      71,134   116,891  116,891
  Net loans..........................    392,767     393,423   278,555  281,548
  Accrued interest receivable........      2,870       2,870     2,264    2,264
Liabilities--
  Deposits with no stated maturity...    274,239     274,239   236,711  236,711
  Time deposits......................    178,853     178,839   128,282  128,506
  Total deposits.....................    453,092     453,078   364,994  365,218
Accrued interest payable.............      1,056       1,056       721      721
Funds borrowed.......................     15,000      15,000    20,000   20,000

  The following methods and assumptions were used to estimate the fair value of each class of financial instruments. These assumptions were based on subjective estimates of market conditions and perceived risks of the financial instruments at a certain point in time.

a. Cash and Cash Equivalents, Accrued Interest Receivable and Interest Payable

  For these short-term instruments, the carrying value approximates fair value because these instruments are short-term in nature and do not present unanticipated credit concerns.

b. Securities

  For securities held to maturity or available for sale, fair values are based on quoted market prices or dealer quotes. If a quoted market price is not available, fair value is estimated using quoted market prices for similar instruments.

c. Net Loans

  The fair value of performing loans is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan. The estimate of maturity is based on the Company's and the industry's historical experience with repayments for each loan classification, modified, as required, by an estimate of the effect of current economic and lending conditions.

  Fair value for significant nonaccrual (impaired) loans is based on estimated cash flows which are discounted using a rate commensurate with the risk associated with the estimated cash flows. Assumptions regarding credit risk, cash flows and discount rates are judgmentally determined using available market information and specific borrower information.

                      PRIVATEBANCORP, INC. AND SUBSIDIARY

d. Deposit Liabilities

  The fair value of deposits with no stated maturity, such as non-interest-bearing deposits, interest-bearing deposits, savings and money market deposit accounts, is equal to the amount payable on demand as of year-end. The fair value of certificates of deposit and brokered deposits are based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

e. Funds Borrowed

  Rates currently available to the Company and the Bank for debt with similar terms and remaining maturities are used to estimate fair value of existing debt.

f. Off-Balance Sheet Financial Instruments

  The fair value of off-balance sheet financial instruments, including commitments to extend credit, standby letters of credit and financial guarantees, is insignificant and, therefore, not presented.

NOTE 15--REGULATORY REQUIREMENTS

  The Bank is subject to federal and state laws, which restrict the payment of dividends to the Company. Based on these restrictions, at January 1, 2000, the Bank could have declared approximately $10,480,106 in dividends without requesting approval of the applicable federal or state regulatory agency.

  The Bank is required to maintain noninterest-bearing cash balances with the Federal Reserve based on the types and amounts of deposits held. During 1999 and 1998, the average balances maintained to meet the requirement were $1,664,741 and $829,000, respectively.

  The Company and the Bank are subject to various regulatory capital requirements as established by the applicable federal or state banking regulatory authorities. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance sheet items. The quantitative measures for capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk weighted assets and of Tier 1 capital to average assets (leverage). The Company's and the Bank's capital components, classification, risk weightings and other factors are also subject to qualitative judgments by regulators. Failure to meet minimum capital requirements can initiate certain actions by regulators that, if undertaken, could have a material effect on the Company's financial statements. Management believes that as of December 31, 1999, the Company and the Bank meet all minimum capital adequacy requirements to which they are subject.

  The most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action and management believes that no events or changes in conditions have occurred subsequent to such notification to change the Bank's category.

                      PRIVATEBANCORP, INC. AND SUBSIDIARY

  The following table presents selected capital information for the Company (Consolidated) and the Bank as of December 31, 1999 and 1998 (dollars in thousands):

                                                                    To Be Well
                                                                    Capitalized
                                                                       Under
                                                                      Prompt
                                                     For Capital    Corrective
                                                      Adequacy        Action
                                        Actual        Purposes      Provisions
                                     -------------  -------------  -------------
                                     Amount  Ratio  Amount  Ratio  Amount  Ratio
                                     ------- -----  ------- -----  ------- -----
As of December 31, 1999--
 Total risk-based capital--
  Consolidated...................... $56,286 13.96% $32,260 8.00%
  PrivateBank.......................  45,578 11.32   32,208 8.00   $40,260 10.00%
 Tier 1 risk-based capital--
  Consolidated......................  51,776 12.84   16,130 4.00
  PrivateBank.......................  41,068 10.20   16,104 4.00    24,156  6.00
 Tier 1 (leverage) capital--
  Consolidated......................  51,776 10.77   19,228 4.00
  PrivateBank.......................  41,068  8.55   19,205 4.00    25,006  5.00
As of December 31, 1998--
 Total risk-based capital--
  Consolidated...................... $34,978 11.53% $24,274 8.00%
  PrivateBank.......................  31,473 10.41   24,188 8.00   $30,235 10.00%
 Tier 1 risk-based capital--
  Consolidated......................  31,568 10.40   12,137 4.00
  PrivateBank.......................  28,063  9.29   12,094 4.00    18,141  6.00
 Tier 1 (leverage) capital--
  Consolidated......................  31,568  7.88   16,018 4.00
  PrivateBank.......................  28,063  7.27   15,456 4.00    19,320  5.00

NOTE 16--CONTINGENT LIABILITIES

  Because of the nature of its activities, the Company is from time to time involved in legal actions that arise in the normal course of business. In the judgment of management, after consultation with legal counsel, none of the litigation to which the Company or its subsidiary is a party will have a material effect, either individually or in the aggregate, on the consolidated financial position or results of operations.

                      PRIVATEBANCORP, INC. AND SUBSIDIARY

NOTE 17--PRIVATEBANCORP, INC. (PARENT COMPANY ONLY) CONDENSED FINANCIAL
         STATEMENTS

                            CONDENSED BALANCE SHEETS
                        As of December 31, 1999 and 1998

                                                                 1999    1998
                                                                ------- -------
                                                                (in thousands)
                            ASSETS
Cash and due from banks--bank subsidiary....................... $ 8,213 $   669
Investment in bank subsidiary..................................  38,256  28,269
Other assets...................................................     646     353
                                                                ------- -------
  Total assets................................................. $47,115 $29,291
                                                                ======= =======
             LIABILITIES AND STOCKHOLDERS' EQUITY
Other liabilities.............................................. $    35 $    18
Total liabilities..............................................      35      18
Stockholders' equity...........................................  47,080  29,274
                                                                ------- -------
  Total liabilities and stockholders' equity................... $47,115 $29,291
                                                                ======= =======

                         CONDENSED STATEMENTS OF INCOME
              For the Years Ended December 31, 1999, 1998 and 1997

                                                        1999     1998    1997
                                                       -------  ------  ------
                                                          (in thousands)
Operating income:
  Interest income--other.............................. $   --   $   32  $  --
    Total.............................................     --       32     --
                                                       -------  ------  ------
Operating expense:
  Amortization of deferred compensation...............     233     150      99
  Towne Square Financial Corporation acquisition......   1,300     --      --
  Other...............................................   1,014     226      68
                                                       -------  ------  ------
    Total.............................................   2,547     376     167
                                                       -------  ------  ------
    (Loss) before income taxes and equity in
     undistributed net income of bank subsidiary......  (2,547)   (344)   (167)
Income tax (benefit)..................................    (457)   (134)    (57)
                                                       -------  ------  ------
    (Loss) before equity in undistributed net income
     of bank subsidiary...............................  (2,090)   (210)   (110)
                                                       -------  ------  ------
Equity in undistributed net income of bank
 subsidiary...........................................   5,005   3,220   2,255
                                                       -------  ------  ------
    Net income........................................ $ 2,915  $3,010  $2,145
                                                       =======  ======  ======

  The Parent Company Only Statements of Changes in Stockholders' Equity are the same as the Consolidated Statements of Changes in Stockholders' Equity.

                      PRIVATEBANCORP, INC. AND SUBSIDIARY

                      CONDENSED STATEMENTS OF CASH FLOWS
             For the Years Ended December 31, 1999, 1998 and 1997

                                                      1999     1998     1997
                                                     -------  -------  -------
                                                         (in thousands)
Cash flows from operating activities:
  Net income........................................ $ 2,915  $ 3,010  $ 2,145
                                                     -------  -------  -------
  Adjustments to reconcile net income to net cash
   provided by operating activities--
    Equity in net income of bank subsidiary.........  (5,005)  (3,220)  (2,255)
    Amortization of deferred compensation...........     233      150       99
    Increase in other assets........................    (236)    (135)     (58)
    Decrease (increase) in other liabilities........    (158)     --        50
                                                     -------  -------  -------
      Total adjustments.............................  (5,166)  (3,205)  (2,165)
                                                     -------  -------  -------
      Net cash (used in) operating activities.......  (2,251)    (195)     (19)
                                                     -------  -------  -------
Cash flows from investing activities:
  Net (increase) in capital investments in bank
   subsidiary.......................................  (8,000)  (2,000)  (2,000)
  Purchase of Towne Square Financial Corporation....   1,300      --       --
                                                     -------  -------  -------
  Net cash (used in) investing activities...........  (6,700)  (2,000)  (2,000)
                                                     -------  -------  -------
Cash flows from financing activities:
  Issuance of common stock..........................  16,898    1,361    2,348
  Dividends paid....................................    (403)    (263)    (217)
                                                     -------  -------  -------
      Net cash provided by financing activities.....  16,495    1,098    2,131
                                                     -------  -------  -------
Net increase (decrease) in cash and cash
 equivalents........................................   7,544   (1,097)     111
Cash and cash equivalents at beginning of year......     669    1,766    1,655
                                                     -------  -------  -------
Cash and cash equivalents at end of year............ $ 8,213  $   669  $ 1,766
                                                     =======  =======  =======
Other cash flow disclosures:
  Income taxes paid................................. $ 2,623  $ 1,827  $ 1,563
                                                     =======  =======  =======
Non-cash transactions:
  Loan to executive officer for purchase of common
   stock............................................ $   175  $   950  $   --
  Issuance of stock to purchase Towne Square
   Financial Corporation............................ $ 1,300  $   --   $   --

NOTE 18--CAPITAL TRANSACTIONS

  During the third quarter of 1999, the Company completed its initial public offering of 1,035,000 shares. The initial public offering price was $18.00 per share, and the Company received aggregate net proceeds of approximately $16.7 million after deducting underwriting commissions and offering expenses and including the underwriters' over-allotment shares.

  During March and April, 1999, the Company's Board of Directors and stockholders approved an increase in the number of authorized shares to 12,000,000 shares of common stock and 1,000,000 shares of preferred stock. The Board also approved a change in the per share stated value of the common stock from $2.50 to $1.00 per share. Such change in authorized shares and change in stated value became effective prior to the effectiveness of the registration statement relating to the Company's initial public offering. On June 24, 1999, to effect a two-for-one stock split, the Company's Board of Directors declared a one-for-one stock dividend on its common stock payable on June 28, 1999 to stockholders of record as of the close of business on June 25, 1999. All references

                      PRIVATEBANCORP, INC. AND SUBSIDIARY
to number of shares, per share amounts and stock option data in the consolidated financial statements have been adjusted to reflect the stock split on a retroactive basis.

NOTE 19--ACQUISITIONS

  The Company completed its acquisition of Towne Square Financial Corporation (a company in the process of forming a de novo bank) on August 3, 1999, in a stock for stock transaction. At closing, the Company issued 91,668 shares of common stock and recorded a one-time $1.3 million charge that is non-deductible for tax purposes.

  On November 18, 1999, the Company announced that it had filed an application to charter a federal savings bank, to be known as The PrivateBank (St. Louis). Pending regulatory approval of this new subsidiary, the Bank has opened a loan production office in St. Louis in order to develop credit business.

NOTE 20--SUBSEQUENT EVENTS

  On February 11, 2000, the Company completed its acquisition of Johnson Bank Illinois, a unit of Johnson International, Inc., Racine, Wisconsin. At January 31, 2000, Johnson Bank Illinois had total assets of approximately $113 million and total deposits of approximately $77 million. The purchase price was $20 million. $15 million was paid in cash and the remainder was paid in the form of a LIBOR-based, floating rate subordinated note issued to Johnson International in the principal amount of $5 million. The interest rate on the subordinated note is set each quarter based on the 90-day LIBOR rate. The note is payable in full on or before February 11, 2007, and provides for certain rate escalation beginning after two years.

  The cash portion of the purchase price was funded $7.5 million out of the remaining proceeds of the Company's initial public offering and $7.5 million from the borrowings under a new, two-year, $18 million revolving credit facility entered into at closing with a commercial bank. The interest rate on borrowings under this revolving line is based on, at the borrower's option, either the lender's prime rate or a Eurodollar-based rate. The initial rate of interest on the subordinated note is 6.60% and on the bank borrowings is 7.20%.

  At closing, Johnson Bank Illinois was merged into the Bank. The two acquired offices, located on Chicago's North Shore in Lake Forest and Winnetka, became additional offices of the Bank. With the completion of the acquisition, the Bank now operates six banking offices in the greater Chicago area.

  The Company has recorded approximately $12.2 million in intangible assets and goodwill in connection with the acquisition. The intangible assets and the goodwill will be amortized over an estimated useful life ranging between 5 and 15 years. The allocation of the purchase price is based on preliminary estimates of fair values, pending the completion of the Johnson Bank Illinois acquisition audit and the completion of the purchase accounting entries. The allocation may change, as the preliminary estimates of fair value are not yet final.

                      PRIVATEBANCORP, INC. AND SUBSIDIARY

                          SUPPLEMENTAL FINANCIAL DATA

Selected Quarterly Financial Data (unaudited)

  The following are the consolidated results of operations on a quarterly basis:

                                           1999                                        1998
                          ------------------------------------------  ------------------------------------------
                           Fourth      Third     Second      First     Fourth      Third     Second      First
                          ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                      (dollars in thousands except ratios and per share data)
Summary Income Statement
Interest Income
 Loans, including fees..  $   7,737  $   7,006  $   6,218  $   5,636  $   5,141  $   4,979  $   4,875  $   4,624
 Federal funds sold and
  interest bearing
  deposits..............        115        134         33         48        373        897        413        498
 Securities.............      1,088      1,189      1,294      1,570      1,413        654        698        727
                          ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
 Total interest income..      8,940      8,329      7,545      7,254      6,927      6,530      5,986      5,849
 Interest expense.......      4,653      4,166      3,948      3,838      3,624      3,481      3,111      3,096
                          ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
 Net interest income....      4,287      4,163      3,597      3,416      3,303      3,049      2,875      2,753
 Provision for loan
  loss..................        437        273        213        285         90         91         90         91
                          ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
 Net interest income
  after provision for
  loan loss.............      3,850      3,890      3,384      3,131      3,213      2,958      2,785      2,662
                          ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Non-Interest income
 Banking and trust
  services..............        535        504        512        396        348        340        320        273
 Securities (losses)
  gains.................         (1)         8          4         46         (2)        42        --         --
                          ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
 Total non-interest
  income................        534        512        516        442        346        382        320        273
                          ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Non-Interest expense
 Salaries and employee
  benefits..............      1,753      1,309      1,088      1,115      1,123        948        904      1,102
 Towne Square Acq.......        --       1,300        --         --         --         --         --         --
 Occupancy expense......        437        401        373        352        368        345        333        334
 Other non-interest
  expense...............      1,026      1,227        918        788        692        660        717        564
                          ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
 Total non-interest
  expense...............      3,216      4,237      2,379      2,255      2,183      1,953      1,954      2,000
                          ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
 Income before income
  taxes.................      1,168        165      1,521      1,318      1,376      1,387      1,151        935
 Provision for income
  taxes.................        191        366        409        291        484        541        449        365
                          ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
 Net income (loss)......  $     977  $    (201) $   1,112  $   1,027  $     892  $     846  $     702  $     570
                          =========  =========  =========  =========  =========  =========  =========  =========
Key Statistics
 Earnings before special
  charges(1)............  $   1,191  $   1,180  $   1,112  $   1,027  $     892  $     846  $     702  $     570
 Special charges (net of
  tax)..................        214      1,382        --         --         --         --         --         --
 Net income.............        977       (201)     1,112      1,027        892        846        702        570
 Earnings before special
  charges per diluted
  share.................       0.25       0.25       0.30       0.28       0.25       0.24       0.20       0.17
 Special charges (per
  diluted share)........      (0.05)     (0.29)       --         --         --         --         --         --
 Diluted earnings per
  share.................       0.20      (0.05)      0.30       0.28       0.25       0.24       0.20       0.17
 Basic earnings per
  share.................       0.21      (0.05)      0.32       0.30       0.26       0.25       0.21       0.18
 Return on average total
  assets (before special
  charges)..............       0.98%      1.04%      1.02%      0.97%      0.89%      0.96%      0.86%      0.71%
 Return on average total
  equity (before special
  charges)..............      10.06%     10.17%     14.82%     13.84%     12.47%     12.50%     10.91%      9.11%
 Net interest margin....       3.85%      3.87%      3.61%      3.57%      3.50%      3.53%      3.76%      3.65%
 Yield on average
  earning assets........       7.83%      7.63%      7.39%      7.40%      7.45%      7.57%      7.81%      7.79%
 Cost of average paying
  liabilities...........       4.72%      4.46%      4.31%      4.38%      4.47%      4.69%      4.71%      4.83%
 Efficiency Ratio
  excluding special
  charges (tea).........       57.5%      57.5%      57.2%      54.9%     60.94%     59.73%     64.03%     67.65%
Common Stock Information
 Book value per share...      10.26      10.11       8.68       8.71       8.50       8.28       7.87       7.86
 Dividends paid per
  share.................      0.025      0.025      0.025      0.025      0.020      0.020      0.020      0.019
 Outstanding shares at
  end of period.........  4,590,332  4,584,092  3,451,824  3,451,824  3,431,424  3,385,424  3,319,824  3,233,504

                      PRIVATEBANCORP, INC. AND SUBSIDIARY

                          SUPPLEMENTAL FINANCIAL DATA

Selected Quarterly Financial Data (unaudited)(continued)

                                             1999                                            1998
                          ----------------------------------------------  ----------------------------------------------
                            Fourth      Third       Second      First       Fourth      Third       Second      First
                          ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
                                          (dollars in thousands except ratios and per share data)
Number of shares used to
 compute:
 Basic earnings per
  share.................  $4,585,109  $4,460,280  $3,451,824  $3,436,524  $3,396,924  $3,352,624  $3,273,264  $3,168,133
 Diluted earnings per
  share.................   4,794,770   4,717,660   3,705,116   3,683,388   3,629,958   3,567,796   3,489,352   3,354,494
Capital Ratios
 Total equity to total
  assets................        9.08%      10.30%       6.83%       6.97%       7.02%       7.29%       8.14%       7.65%
 Total risk-based
  capital ratio.........       13.96%      15.22%      10.77%      11.21%      11.26%      12.20%      11.85%      11.47%
 Tier-1 risk based
  capital ratio.........       12.84%      14.09%       9.63%      10.05%      10.13%      10.96%      10.61%      10.22%
 Leverage ratio.........       10.77%      11.19%       7.63%       7.53%       7.92%       8.28%       8.63%       7.87%
Selected Financial
 Condition Data (at end
 of period)
 Total securities.......  $   71,134  $   77,269  $   89,026  $  105,136  $  116,891  $   56,171  $   45,037  $   48,322
 Total loans............     397,277     352,236     335,306     307,766     281,965     239,224     237,972     223,746
 Total assets...........     518,697     449,838     438,169     431,055     416,308     384,501     320,180     331,924
 Total deposits.........     453,092     386,157     375,032     384,454     364,994     354,347     291,908     304,660
 Funds borrowed.........      15,000      15,000      31,000      10,000      20,000         --          --          --
 Total stockholders'
  equity................      47,080      46,351      29,966      30,054      29,274      28,034      26,111      25,400
Credit Quality
 Ending allowance for
  loan losses...........  $    4,510  $    4,079  $    3,903  $    3,695  $    3,410  $    3,320  $    3,230  $    3,141
 Non-performing assets:
 Loans delinquent over
  90 days...............         223         135         710         361       1,016         602          47         716
 Nonaccrual loans.......         600         569          94         --          --          --          --          --
 Other real estate......         --          --          --          --          --          --          --          --
                          ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
Total non-performing
 assets.................  $      823  $      704  $      804  $      361  $    1,016  $      602  $       47  $      716
                          ==========  ==========  ==========  ==========  ==========  ==========  ==========  ==========
 Loans charged-off......           6          97           5         --          --            1         --          --
 Recoveries.............         --          --          --          --          --          --          --          --
                          ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
 Net charge-offs........  $        6  $       97  $        5  $      --   $      --   $        1  $      --   $      --
                          ==========  ==========  ==========  ==========  ==========  ==========  ==========  ==========
 Provision for loan
  losses................  $      437  $      273  $      213  $      285  $       90  $       91  $       90  $       91
                          ==========  ==========  ==========  ==========  ==========  ==========  ==========  ==========
Key Ratios:
 Net charge-offs to
  average loans.........       0.002%       0.11%      0.002%        --          --        0.004%        --          --
 Total non-performing
  loans to total loans..        0.21%       0.20%       0.24%       0.12%       0.36%       0.25%       0.02%       0.32%
 Total non-performing
  assets to total
  assets................        0.16%       0.16%       0.18%       0.08%       0.24%       0.16%       0.01%       0.21%
Loan Loss Reserve
 Summary
 Balance at beginning of
  period................  $    4,079  $    3,903  $    3,695  $    3,410  $    3,320  $    3,230  $    3,140  $    3,050
 Provision..............         437         273         213         285          90          91          90          91
 Net charge-offs........           6          97           5         --          --            1         --          --
                          ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
 Ending allowance.......  $    4,510  $    4,079  $    3,903  $    3,695  $    3,410  $    3,320  $    3,230  $    3,141
                          ==========  ==========  ==========  ==========  ==========  ==========  ==========  ==========
Net loan charge-offs:
 Commercial real
  estate................         --          --          --          --          --          --          --          --
 Residential real
  estate................         --          --          --          --          --          --          --          --
 Commercial.............         --          --          --          --          --          --          --          --
 Personal...............           6          97           5         --          --            1         --          --
 Home equity............         --          --          --          --          --          --          --          --
 Construction...........         --          --          --          --          --          --          --          --
                          ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
  Total net loan charge-
  offs..................  $        6  $       97  $        5         --          --   $        1         --          --
                          ==========  ==========  ==========  ==========  ==========  ==========  ==========  ==========

--------
(1) Special charges represent one-time costs associated with the third quarter acquisition of Towne Square Financial Corporation and the fourth quarter start-up costs for the St. Louis office.

                                 EXHIBIT INDEX

  3.1  Amended and Restated Certificate of Incorporation of PrivateBancorp,
       Inc.(1)

  3.2  [Intentionally left blank]

  3.3  Amended and Restated By-laws of PrivateBancorp, Inc.(1)

  4.1 Subordinated Note of PrivateBancorp, Inc. dated February 11, 2000, principal amount of $5 million due February 11, 2007, issued to Johnson
       International, Inc.+

 10.1  Lease Agreement for banking facility located at Ten North Dearborn,
       Chicago, Illinois dated January 1, 1992, as amended, by and between General American Life Insurance Company as successor-in-interest to
       LaSalle National Trust, N.A., as successor trustee to LaSalle National
       Bank, not personally but as Trustee under Trust Agreement dated November
       6, 1985 and known as Trust No. 110519 and The PrivateBank and Trust
       Company.(1)

 10.2  Lease Agreement for banking facility located at 1603 West Sixteenth
       Street, Oak Brook, Illinois dated October  , 1996 by and between
       Columbia Lisle Limited Partnership and The PrivateBank and Trust
       Company.(1)

 10.3  Lease Agreement for banking facility located at 517 Green Bay Road,
       Wilmette, Illinois dated as of May 2, 1994 by and between Gunnar H.
       Hedlund, Doris S. Hedlund, Robert P. Hedlund and Gerald A. Hedlund,
       LaSalle National Trust, N.A., as successor trustee to LaSalle National
       Bank, not personally but solely as Trustee under Trust Agreement dated
       December 28, 1972 and known as Trust No. 45197 and The PrivateBank and
       Trust Company.(1)

 10.4  Building Lease by and between Towne Square Realty, L.L.C. and The
       PrivateBank and Trust Company dated August 6, 1999.+

 10.5  Sublease Agreement for banking facility located at 1401 South Brentwood
       Blvd., St. Louis, Missouri, dated as of December 13, 1999, by and between Union Planters Bank, National Association, and PrivateBancorp,
       Inc.+

 10.6  Stock Purchase Agreement dated as of May 28, 1998 by and among
       PrivateBancorp, Inc., Delaware Charter Guarantee and Trust Co., Trustee
       FBO Ralph B. Mandell, IRA and The Ralph B. Mandell Revocable Trust UTA dated June 5, 1997.(1)

 10.7  Pledge Agreement dated as of May 28, 1998 by and between the Ralph B.
       Mandell Revocable Trust UTA dated June 5, 1997 and PrivateBancorp, Inc.
       (included as Exhibit B to Stock Purchase Agreement filed as Exhibit
       10.6).(1)

 10.8 PrivateBancorp, Inc. Amended and Restated Stock Incentive Plan, as amended by the first amendment thereto.(1)*

 10.9  Employment Agreement by and between Ralph B. Mandell and PrivateBancorp,
       Inc. dated July 1, 1999.(1)*

 10.10 Employment Agreement by and between Donald A. Roubitchek and
       PrivateBancorp, Inc. dated July 1, 1999.(1)*

 10.11 Outsourcing Agreement by and between The PrivateBank and Trust Company and Marshall & Ilsley Corporation, acting through its division M&I Data
       Services, dated as of April 9, 1999.(1)

 10.12 Form of Indemnification Agreement by and between PrivateBancorp, Inc.
       and its directors and executive officers.(1)*

 10.13 Agreement and Plan of Reorganization by and between PrivateBancorp, Inc.
       and Towne Square Financial Corporation dated as of June 24, 1999.(1)

 10.14 Stock Purchase Agreement dated as of October 4, 1999 by and among
       PrivateBancorp, Inc., Johnson International, Inc. and Johnson Bank
       Illinois.(2)

 10.15 Loan Agreement dated as of February 11, 2000, between PrivateBancorp,
       Inc. and LaSalle Bank National Association.+

 21.1  Subsidiary of the Registrant.(1)

 23.1  Consent of Arthur Andersen LLP.+

 27.1  Financial Data Schedule.+

--------
+  Filed herewith
* Indicates management contracts or compensatory plans or arrangements required to be filed as an exhibit.
(1) Filed as an exhibit to the Company's Form S-1 Registration Statement (File No. 333-77147) and incorporated herein by reference.
(2) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference.