Form 10-Q
period 2000-03-31
PRIVATEBANCORP INC
filed 2000-05-15
CIK 889936

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2000

                                       or

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For transition period from ________ to ________

                        Commission File Number: 000-25887
                                                ---------

                              PRIVATEBANCORP, INC.
             (Exact name of Registrant as specified in its charter.)



           DELAWARE                                    36-3681151
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
   incorporation organization)

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

================================================================================
           CLASS                           OUTSTANDING AS OF MAY 10, 2000
--------------------------------------------------------------------------------
    Common, no par value                              4,590,332
================================================================================

                              PRIVATEBANCORP, INC.

                           FORM 10-Q QUARTERLY REPORT

                                TABLE OF CONTENTS

                                                                     Page Number
                                                                     -----------

Selected Financial Data .......................................................1

                                     PART I

Item 1.   Financial Statements.................................................3

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations...............................................12

Item 3.   Quantitative and Qualitative Disclosures about Market Risk..........21

                                     PART II

Item 1.   Legal Proceedings...................................................23

Item 2.   Changes in Securities and Use of Proceeds...........................23

Item 3.   Defaults upon Senior Securities.....................................23

Item 4.   Submission of Matters to a Vote of Security Holders.................24

Item 5.   Other Information...................................................24

Item 6.   Exhibits and Reports on Form 8-K....................................24

Signature Page................................................................25

Exhibit Index.................................................................26

SELECTED FINANCIAL DATA

     The following table summarizes certain selected consolidated financial information of the Company at or for the periods indicated. This information should be used in conjunction with the unaudited consolidated financial statements and related notes included pursuant to Item 1 of this report.


                                                                           QUARTER ENDED
                                                 -----------------------------------------------------------------
                                                   3/31/00     12/31/99       9/30/99       6/30/99      3/31/99
                                                 ----------- ------------ ------------- ------------- ------------
                                                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
SELECTED STATEMENT OF INCOME DATA:
Interest income:
  Loans, including fees .......................   $   9,475    $   7,737     $   7,006     $   6,218    $   5,636
  Federal funds sold and interest-bearing
    deposits ..................................         387          115           134            33           48
  Securities ..................................       1,385        1,088         1,189         1,294        1,570
                                                  ---------    ---------     ---------     ---------    ---------
     Total interest income ....................   $  11,247    $   8,940     $   8,329     $   7,545    $   7,254
                                                  ---------    ---------     ---------     ---------    ---------
Interest expense:
  Interest-bearing demand deposits ............         191          178           144           140          142
  Savings and money market deposit
    accounts ..................................       3,098        2,152         2,000         1,719        1,800
  Other time deposits .........................       2,766        2,066         1,852         1,729        1,752
  Funds borrowed ..............................         296          257           170           360          144
                                                  ---------    ---------     ---------     ---------    ---------
    Total interest expense ....................   $   6,351    $   4,653     $   4,166     $   3,948    $   3,838
                                                  ---------    ---------     ---------     ---------    ---------
    Net interest income .......................       4,896        4,287         4,163         3,597        3,416
Provision for loan losses .....................         311          437           273           213          285
                                                  ---------    ---------     ---------     ---------    ---------
    Net interest income after provision for
     loan losses ..............................       4,585        3,850         3,890         3,384        3,131
                                                  ---------    ---------     ---------     ---------    ---------
Non-interest income:
  Banking and trust services ..................         627          535           504           512          396
  Securities gains ............................          95           (1)            8             4           46
                                                  ---------    ---------    ---------      ---------    ---------
Total non-interest income .....................   $     722    $     534     $     512     $     516    $     442
                                                  ---------    ---------     ---------     ---------    ---------
Non-interest expense:
  Salaries and employee benefits ..............       1,877        1,753         1,309         1,088        1,115
  Occupancy ...................................         613          437           401           373          352
  Data processing .............................         163           96           135           116          131
  Marketing ...................................         304          263           144           132          153
  Amortization of goodwill ....................         113           --            --            --           --
  Professional fees ...........................         575          404           487           226          178
  Insurance ...................................          68           82            53            38           41
  Towne Square Financial Corporation
    acquisition ...............................          --           --         1,300            --           --
  Other expense ...............................         324          181           517           406          285
                                                  ---------    ---------     ---------     ---------    ---------
    Total non-interest expense ................       4,037        3,216         4,237         2,379        2,255
                                                  ---------    ---------     ---------     ---------    ---------
    Income before income taxes ................       1,270        1,168           165         1,521        1,318
  Income tax provision ........................         421          191           366           409          291
                                                  ---------    ---------     ---------     ---------    ---------
    Net income ................................   $     849    $     977     $    (201)    $   1,112    $   1,027
                                                  =========    =========     =========     =========    =========

PER SHARE DATA:
  Basic earnings ..............................   $    0.18    $    0.21     $   (0.05)    $    0.32    $    0.30
  Diluted earnings ............................        0.18         0.20         (0.05)         0.30         0.28
  Dividends ...................................       0.025        0.025         0.025         0.025        0.025
  Book value (at end of period) ...............       10.57        10.26         10.11          8.68         8.71



                                                                           QUARTER ENDED
                                                 -----------------------------------------------------------------
                                                   3/31/00     12/31/99       9/30/99       6/30/99      3/31/99
                                                 ----------- ------------ ------------- ------------- ------------
                                                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
SELECTED FINANCIAL DATA (AT END OF PERIOD):
Total securities ..............................   $  89,924    $  71,134     $  77,269     $  89,026    $ 105,136
Total loans ...................................     521,188      397,277       352,236       335,306      307,766
Total assets ..................................     656,981      518,697       449,838       438,169      431,055
Total deposits ................................     578,557      453,092       386,157       375,032      384,454
Funds borrowed ................................      23,328       15,000        15,000        31,000       10,000
Total stockholders' equity ....................      48,498       47,080        46,351        29,966       30,054

Trust assets under administration .............     799,000      729,904       699,000       666,636      637,400

SELECTED FINANCIAL RATIOS AND OTHER DATA:
Performance Ratios:
  Net interest margin(1) ......................        3.59%        3.85%         3.87%         3.61%        3.57%
  Net interest spread(2) ......................        2.97         3.11          3.17          3.08         3.02
  Non-interest income to average assets .......        0.49         0.44          0.45          0.48         0.43
  Non-interest expense to average assets ......        2.72         2.65          3.70          2.19         2.18
  Net overhead ratio(3) .......................        2.23         2.21          3.25          1.72         1.75
  Efficiency ratio(4)(7) ......................        69.2         57.5          57.5          57.2         54.9
  Return on average assets(5)(7) ..............        0.57         0.98          1.04          1.02         0.97
  Return on average equity(6)(7) ..............        7.20        10.06         10.17         14.82        13.84
  Dividend payout ratio .......................       13.52        11.75            NM          7.76         8.40

Asset Quality Ratios:
  Non-performing loans to total loans .........        0.30         0.21          0.20          0.24         0.12
  Allowance for loan losses to:
    total loans ...............................        1.09         1.14          1.16          1.16         1.20
    non-performing loans ......................         360          548           579           485        1,024
  Net charge-offs to average total loans ......       0.003        0.002          0.11         0.002           --
  Non-performing assets to total assets .......        0.24         0.16          0.16          0.18         0.08

Balance Sheet Ratios:
  Loans to deposits ...........................       90.08        87.68         91.22         89.41        80.05
  Average interest-earning assets to
    average interest-bearing liabilities ......       114.0        116.7         115.6         115.3        114.2

Capital Ratios:
  Total equity to total assets ................        7.38         9.08         10.30          6.83         6.97
  Total risk-based capital ratio ..............        9.56        13.96         15.22         10.77        11.21
  Tier 1 risk-based capital ratio .............        7.56        12.84         14.09          9.63        10.05
  Leverage ratio ..............................        6.76        10.77         11.19          7.63         7.53

----------------
(1)   Net interest income divided by average interest-earning assets.
(2) Yield on average interest-earning assets less rate on average interest-bearing liabilities.
(3) Non-interest expense less non-interest income divided by average total assets.
(4) Non-interest expense divided by the sum of net interest income (tax equivalent) plus non-interest income.
(5)   Net income divided by average total assets.
(6)   Net income divided by average common equity.
(7) 1999 performance ratios excluding special charges relating to the Towne Square Financial Corporation acquisition and St. Louis start-up costs incurred in the third quarter and fourth quarter, respectively.

                                     PART I

ITEM 1.   FINANCIAL STATEMENTS

                       PRIVATEBANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                  MARCH 31, 2000  DECEMBER 31, 1999  MARCH 31,1999
                                                  --------------  -----------------  -------------
                                                   (UNAUDITED)                        (UNAUDITED)
ASSETS
Cash and due from banks .........................   $  16,629        $  14,940         $   8,220
Short-term investments ..........................      10,632           29,243             7,759
                                                    ---------        ---------         ---------
  Total cash and cash equivalents ...............      27,261           44,183            15,979
                                                    ---------        ---------         ---------
Available-for-sale securities, at fair value ....      89,924           71,134           105,136
                                                    ---------        ---------         ---------
Loans ...........................................     521,188          397,277           307,766
Allowance for loan losses .......................      (5,670)          (4,510)           (3,695)
                                                    ---------        ---------         ---------
Net loans .......................................     515,518          392,767           304,071
                                                    ---------        ---------         ---------
Goodwill ........................................      12,237               --                --
                                                    ---------        ---------         ---------
Bank premises and equipment, net ................       3,211            2,028             1,528
                                                    ---------        ---------         ---------
Accrued interest receivable .....................       3,945            2,870             2,685
                                                    ---------        ---------         ---------
Other assets ....................................       4,885            5,715             1,656
                                                    ---------        ---------         ---------
Total assets ....................................   $ 656,981        $ 518,697         $ 431,055
                                                    ---------        ---------         ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits:
  Noninterest-bearing ...........................   $  51,451        $  36,771         $  28,178
  Interest-bearing ..............................      36,926           33,400            31,794
Savings and money market deposit accounts .......     277,747          204,068           180,871
Brokered deposits ...............................       5,000           21,696                --
Other time deposits .............................     207,433          157,157           143,611
                                                    ---------        ---------         ---------
  Total deposits ................................     578,557          453,092           384,454
Funds borrowed ..................................      23,328           15,000            10,000
Accrued interest payable ........................       1,614            1,056              995
Other liabilities ...............................       4,984            2,469            5,552
                                                    ---------        ---------        ---------
Total liabilities ...............................   $ 608,483        $ 471,617        $ 401,001
                                                    ---------        ---------        ---------

STOCKHOLDERS' EQUITY
Preferred Stock, 1,000,000 shares authorized ....          --              --                --
Common stock, without par value, $1 stated
  value; 12,000,000 shares authorized; 4,590,332;
  4,590,332; and 3,451,824 shares issued and
  outstanding as of March 31, 2000, December 31,
  1999, and March 31, 1999, respectively ........   $   4,590       $   4,590         $   3,451
Surplus .........................................      39,761          39,761            22,600
Retained earnings ...............................       8,159           7,425             5,854
Accumulated other comprehensive income ..........      (2,292)         (2,812)              (58)
Deferred compensation ...........................        (695)           (759)             (843)
Loans to officers ...............................      (1,025)         (1,125)             (950)
                                                    ---------       ---------         ---------
Total stockholders' equity ......................      48,498          47,080            30,054
                                                    ---------       ---------         ---------
Total liabilities and stockholders' equity ......   $ 656,981       $ 518,697         $ 431,055
                                                    =========       =========         =========

        The accompanying notes to consolidated financial statements are an integral part of these statements.

                       PRIVATEBANCORP, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                      THREE MONTHS ENDED
                                                          MARCH 31,
                                                     -------------------
                                                        2000      1999
                                                     --------- ---------

INTEREST INCOME
Loans, including fees .............................   $ 9,475   $ 5,636
Federal funds sold and interest bearing deposits ..       387        48
Securities ........................................     1,385     1,570
                                                      -------   -------
  Total interest income ...........................    11,247     7,254
                                                      -------   -------

INTEREST EXPENSE
Deposits:
  Interest-bearing demand .........................       191       142
  Savings and money market deposit accounts .......     3,098     1,800
  Other time ......................................     2,766     1,752
Funds borrowed ....................................       296       144
                                                      -------   -------
Total interest expense ............................     6,351     3,838
                                                      -------   -------

Net interest income ...............................     4,896     3,416

Provision for loan losses .........................       311       285
                                                      -------   -------

Net interest income after provision for loan losses     4,585     3,131
                                                      -------   -------

NON-INTEREST INCOME
Banking and trust services ........................       627       396
Securities gains and other income .................        95        46
                                                      -------   -------
  Total non-interest income .......................       722       442
                                                      -------   -------

NON-INTEREST EXPENSE
Salaries and employee benefits ....................     1,877     1,115
Occupancy expense, net ............................       613       352
Professional fees .................................       575       178
Goodwill amortization .............................       113        --
Other non-interest expense ........................       859       610
                                                      -------   -------
  Total non-interest expense ......................     4,037     2,255
                                                      -------   -------

Income before income taxes ........................     1,270     1,318

Income tax provision ..............................       421       291
                                                      -------   -------

NET INCOME ........................................   $   849   $ 1,027
                                                      =======   =======

Basic earnings per share ..........................   $  0.18   $  0.30
Diluted earnings per share ........................   $  0.18   $  0.28

         The accompanying notes to consolidated financial statements are an integral part of these statements.

                       PRIVATEBANCORP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
             THREE MONTHS ENDED MARCH 31, 2000 AND 1999 (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                       ACCUMULATED
                                                                          OTHER
                                                                         COMPRE-       DEFERRED                  TOTAL
                                    COMMON                   RETAINED    HENSIVE        COMPEN-    LOANS TO  STOCKHOLDERS'
                                    STOCK       SURPLUS      EARNINGS    INCOME         SATION     OFFICERS     EQUITY
                                    ------      -------      --------  -----------     --------    --------  -------------

Balance, December 31, 1998....      $3,431      $22,274       $4,913     $   150        $(544)     $  (950)     $29,274
  Net income..................          --           --        1,027          --           --           --        1,027
Net decrease in fair value of
  Securities classified as
  available-for-sale, net of
  income taxes and
  reclassification adjustments          --           --           --        (208)          --           --         (208)
                                    ------      -------       ------     -------        -----      -------      -------
Total comprehensive income....          --           --        1,027        (208)          --           --          819
                                    ------      -------       ------     -------        -----      -------      -------
Cash dividends declared ($0.025                                               --
  per share)..................          --           --          (86)                      --           --          (86)
Issuance of common stock......          20          326           --          --           --           --          346
Awards granted................          --           --           --          --         (346)          --         (346)
Amortization of deferred
  compensation................          --           --           --          --           47           --           47
                                    ------      -------       ------     -------        -----      -------      -------
Balance, March 31, 1999.......      $3,451      $22,600       $5,854     $   (58)       $(843)     $  (950)     $30,054
                                    ======      =======       ======     =======        =====      =======      =======

Balance, December 31, 1999....      $4,590      $39,761       $7,425     $(2,812)       $(759)     $(1,125)     $47,080
Net income....................          --           --          849          --           --           --          849
Net increase in fair value of
  securities classified as
  available-for-sale, net of
  income taxes and
  reclassification adjustments          --           --           --         520           --           --          520
                                    ------      -------       ------     -------        -----      -------      -------
Total comprehensive income....          --           --          849         520           --           --        1,369
                                    ------      -------       ------     -------        -----      -------      -------
Cash dividends declared                                                       --
  ($0.025 per share)..........          --           --         (115)                      --           --         (115)
Issuance of common stock......          --           --           --          --           --           --           --
Awards granted................          --           --           --          --           --           --           --
Amortization of deferred
  compensation................          --           --           --          --           64           --           64
Repayment of loans to officers          --           --           --          --           --          100          100
                                    ------      -------       ------     -------        -----      -------      -------
Balance, March 31, 2000.......      $4,590      $39,761       $8,159     $(2,292)       $(695)     $(1,025)     $48,498
                                    ======      =======       ======     =======        =====      =======      =======


         The accompanying notes to consolidated financial statements are an integral part of these statements.

                       PRIVATEBANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             THREE MONTHS ENDED MARCH 31, 2000 AND 1999 (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                  THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                              ---------------------------
                                                                                 2000              1999
                                                                              ----------         --------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income...........................................................       $      849          $ 1,027
                                                                              ----------          -------
  Adjustments to reconcile net income to net cash provided by operating activities
  Depreciation and amortization........................................              167              136
  Goodwill amortization................................................              113               --
  Johnson Bank Illinois fair value accretion, net......................              (83)              --
  Amortization of deferred compensation................................               64               47
  Provision for loan losses............................................              311              285
  Gain on sale of securities...........................................              (92)             (46)
  Decrease in deferred income taxes....................................              387               --
  (Increase) in accrued interest receivable............................             (316)            (421)
  (Decrease) Increase in accrued interest payable......................              (52)             273
  Decrease (Increase) in other assets..................................              652             (28)
  Increase in other liabilities........................................            2,507            4,232
                                                                              ----------          -------
    Total adjustments..................................................            3,658            4,478
                                                                              ----------          -------
    Net cash provided by operating activities..........................            4,507            5,505
                                                                              ----------          -------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturities, paydowns, and sales of securities..........           11,770           14,917
  Purchase of securities available-for-sale............................           (9,681)          (3,456)
  Johnson Bank Illinois acquisition, net of cash received..............          (15,753)              --
  Net loan principal advanced..........................................          (37,530)         (25,801)
  Bank premises and equipment expenditures.............................           (1,116)             (75)
                                                                              ----------          -------
    Net cash used in investing activities..............................          (52,310)         (14,415)
                                                                              ----------          -------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in total deposits.......................................           33,908           19,461
  Dividends paid.......................................................             (115)             (86)
  Net decrease in funds borrowed.......................................           (2,912)         (10,000)
                                                                              ----------          -------
    Net cash provided by financing activities..........................           30,881            9,375
                                                                              ----------          -------

Net (decrease) increase in cash and cash equivalents...................           (16,922)            465

Cash and cash equivalents at beginning of year.........................           44,183           15,514
                                                                              ----------          -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD.............................       $   27,261          $15,979
                                                                              ==========          =======


       The accompanying notes to consolidated financial statements are an integral part of these statements.

                         NOTE 1 -- BASIS OF PRESENTATION

     The consolidated financial information of PRIVATEBANCORP, Inc. (the "Company") and Subsidiary, The PrivateBank and Trust Company (the "Bank" or "PrivateBank"), included herein is unaudited; however, such information reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation for the interim periods. The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.

     The annualized results of operations for the three months ended March 31, 2000, are not necessarily indicative of the results expected for the full year ending December 31, 2000. The accompanying consolidated financial statements are unaudited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, or cash flows in accordance with generally accepted accounting principles. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 1999 included in the Company's Annual Report on Form 10-K (File No. 000-25887).

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


                          NOTE 2 -- EARNINGS PER SHARE

     The following table shows the computation of basic and diluted earnings per share (in thousands except per share data):


                                                                            THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                           ---------------------
                                                                            2000           1999
                                                                           ------         ------


NET INCOME                                                                 $  849         $1,027
Average common shares outstanding....................................       4,590          3,437
Average common shares equivalent1...................................          187            246
Weighted average common shares and common share equivalents..........       4,777          3,683
Net income per average common share - basic..........................        0.18           0.30
Net income per average common share - diluted........................        0.18           0.28



                        NOTE 3 - NEW ACCOUNTING STANDARD

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

--------
 1   Common shares equivalent result from stock options being treated as if they had been exercised and are computed by application of the treasury stock method.

     Effective January 1, 2000, Statement of Financial Accounting Standards No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise", allows mortgage loans that are securitized to be classified as trading, available for sale, or in certain circumstances, held to maturity. Since the Company has not securitized loans, this Statement does not currently impact the Company.


                           NOTE 4 - OPERATING SEGMENTS

     The Company has aligned its operations into three major lines of business:
Private Banking Services, Trust Services and Holding Company Activities. For purposes of making operating decisions and assessing performance, management treats the Bank, the Trust Department and the Holding Company as three operating segments. The Company's major business segments are analyzed on an internal management reporting basis. The Company's investment portfolio is included in total assets of PrivateBank and reported in the results of Private Banking Services. The business segments summarized below and in the following tables are primarily managed with a focus on various performance objectives including total assets, total deposits, borrowings, gross loans, total capital and net income. Indirect costs are allocated to the Trust Business from the Bank based on Trust full time equivalent employees as a percentage of total Bank employees.

PRIVATE BANKING SERVICES

     The Bank, through its main offices located in downtown Chicago as well as five Illinois full-service suburban branches and a loan production office located in St. Louis, Missouri, provides personal and commercial banking services primarily to affluent individuals, professionals, entrepreneurs and their business interests. PrivateBank's commercial lending products include lines of credit for working capital, term loans for equipment and letters of credit to support the commitments made by its clients. Non-credit products include lock-box, cash concentration accounts, merchant credit card processing, electronic funds transfer, other cash management products and insurance. PrivateBank offers a full range of real estate lending products including fixed and floating rate permanent and mini-permanent mortgages and construction loans. Personal loans include installment loans and lines of credit, home equity loans and a wide variety of home mortgage loans.

     Individual banking services include interest bearing checking, money market deposit accounts, certificates of deposit, ATM/debit cards and investment brokerage accounts. Additionally, PrivateBank offers secured and unsecured personal loans and lines of credit. Through PrivateBank's affiliation with Mesirow Financial, Inc. and Sterling Investment Services, Inc., clients have access to insurance products and securities brokerage services. PrivateBank also offers domestic and international wire transfers and foreign currency exchange.

                                         PRIVATE BANKING SERVICES
                                    ----------------------------------
                                    MARCH 31, 2000      MARCH 31, 1999
                                    --------------      --------------
                                             (in thousands)

Total gross loans............          $521,664            $308,089
Total assets.................           657,241             431,435
Total deposits...............           579,526             385,230
Total borrowings.............            10,828              10,000
Total capital................            59,940              29,154
Net income...................             1,111               1,179

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

                                                        TRUST SERVICES
                                               ---------------------------------
                                               MARCH 31, 2000     MARCH 31, 1999
                                               --------------     --------------
                                                         (in thousands)

Trust assets under administration.......          $799,000            $637,422
Net income (loss).......................              53.0               (29.0)

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

                                                        HOLDING COMPANY
                                                           ACTIVITIES
                                               ---------------------------------
                                               MARCH 31, 2000     MARCH 31, 1999
                                               --------------     --------------
                                                         (in thousands)

Total assets............................          $ 60,977            $ 29,993
Total borrowings........................            12,500                  --
Interest expense........................               113                  --
Total capital...........................            48,498              30,054
Net loss................................            (315.0)             (123.4)

     The following table identifies the significant differences between the sum of the reportable segments and the reported consolidated results for total assets:

                                                        TOTAL ASSETS
                                               ---------------------------------
                                               MARCH 31, 2000     MARCH 31, 1999
                                               --------------     --------------
                                                         (in thousands)

Sum of reportable segments................        $718,218            $461,428
Adjustments...............................         (61,237)            (30,373)
                                                  --------            --------
Consolidated PrivateBancorp, Inc..........        $656,981            $431,055
                                                  ========            ========

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

             NOTE 5 - ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying values and estimated fair values of financial instruments as of March 31, 2000, have not materially changed on a relative basis from the carrying values and estimated fair values of financial instruments disclosed as of December 31, 1999.


                       NOTE 6 - OTHER COMPREHENSIVE INCOME

     Change in fair value of securities available-for-sale is presented on a net basis on the Consolidated Statement of Changes in Stockholders' Equity. The following table discloses the changes in other comprehensive income as of March 31, 2000 and 1999, on a gross basis (in thousands):


                                                                       MARCH 31, 2000
                                                              ---------------------------------
                                                              BEFORE         TAX         NET OF
                                                               TAX        (BENEFIT)       TAX
                                                              AMOUNT       EXPENSE       AMOUNT
                                                              ------       -------       ------

Unrealized gains on securities available-for-sale--
Unrealized holding gains..............................         $ 870         $288         $ 582
Less:  reclassification adjustment for gain
  included in net income..............................            92           30            62
                                                               -----       ------       -------
Net unrealized gain...................................         $ 778         $258         $ 520
                                                               =====         ====         =====


                                                                       MARCH 31, 1999
                                                              ---------------------------------
                                                              BEFORE         TAX         NET OF
                                                               TAX        (BENEFIT)       TAX
                                                              AMOUNT       EXPENSE       AMOUNT
                                                              ------       -------       ------

Unrealized (losses) on securities available-for-sale--
Unrealized holding (losses)...........................         $(267)        $(59)        $(208)
Less:  reclassification adjustment for gain
  included in net income..............................            --           --            --
                                                               -----         ----         -----
Net unrealized (losses)...............................         $(267)        $(59)        $(208)
                                                               =====         ====         =====


                          NOTE 7 - CAPITAL TRANSACTIONS

     During the third quarter of 1999, the Company completed its initial public offering of 1,035,000 shares of its common stock. The initial public offering price was $18 per share, and the Company received aggregate net proceeds of approximately $16.7 million after deducting underwriting commissions and offering expenses and including the underwriters' overallotment shares.

     During March and April 1999, the Company's Board of Directors and stockholders approved an increase in the number of authorized shares to 12,000,000 shares of common stock and 1,000,000 shares of preferred stock. The Board also approved a change in the per share stated value of the common stock from $2.50 to $1.00 per share. Such change in authorized shares and change in stated value became effective prior to the effectiveness of the registration statement relating to the Company's initial public offering. On June 24, 1999, to effect a two-for-one stock split, the Company's Board of Directors declared a one-for-one stock dividend on its common stock payable on June 28, 1999, to stockholders of record as of the close of business on June 25, 1999. All references to number of shares, per share amounts and stock option data in the consolidated financial statements have been adjusted to reflect the stock split on a retroactive basis.

                              NOTE 8 - ACQUISITIONS

     On August 3, 1999, in a stock for stock transaction the Company completed its acquisition of Towne Square Financial Corporation, a company in the process of forming a de novo bank. At closing, the Company issued 91,668 shares of common stock and recorded a one-time $1.3 million charge that is non-deductible for tax purposes.

     On November 18, 1999, the Company announced that it had filed an application to charter a federal savings bank, to be known as The PrivateBank (St. Louis). Pending regulatory approval of this new subsidiary, the Bank has opened a loan production office in St. Louis in order to develop credit business.

     On February 11, 2000, the Company completed its acquisition of Johnson Bank Illinois, a unit of Johnson International, Inc., Racine, Wisconsin. At closing, Johnson Bank Illinois had total assets of approximately $113 million and total deposits of approximately $77 million. The purchase price was $20 million. $15 million was paid in cash and the remainder was paid in the form of a LIBOR-based, floating rate subordinated note issued to Johnson International in the principal amount of $5 million. The interest rate on the subordinated note is set each quarter based on the 90-day LIBOR rate. The note is payable in full on or before February 11, 2007, and provides for certain rate escalation beginning after two years.

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

     The transaction was accounted for as a purchase. All assets and liabilities were adjusted for fair value as of the effective date of the merger creating goodwill in the amount of $12.3 million, which was pushed-down to the Bank, and is being amortized on the straight line basis over 15 years. Premiums and discounts related to the Johnson Bank Illinois transaction were recorded on the balance sheet as fair value adjustments and amounted to $20,045 and $2,344,041, respectively.

     The following table summarizes the unaudited pro forma financial results for the first quarters 2000 and 1999 as if Johnson Bank Illinois had been acquired on January 1, 1999.


                                                   MARCH 31, 2000 MARCH 31, 1999
                                                   -------------- --------------

Net interest income after provision for
  loan losses..............................            $5,015         $3,275
Total non-interest income..................             1,058            566
Total non-interest expense.................             4,628          2,852
Income taxes...............................               620            174
Net income.................................               824            815
Diluted earnings per share.................             $0.17         $ 0.22

     The pro forma information is not necessarily indicative of the actual results of operations which would have occurred had the acquisition of Johnson Bank Illinois been consummated on January 1, 1999, nor is it indicative of future operating results.

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
--------

     PRIVATEBANCORP, Inc. was organized as a Delaware corporation in 1989 to serve as the holding company for a de novo bank desinged to provide highly personalized financial services primarily to affluent individuals, professionals, entrepreneurs and their business interests. Through the Company's banking subsidiary, The PrivateBank and Trust Company, the Company provides its clients with traditional personal and commercial banking services, lending programs, and trust and asset management services. Using the European tradition of "private banking" as the model, PrivateBank strives to develop a unique relationship with clients, utilizing a team of managing directors to serve the client's individual and corporate banking needs, and tailoring products and services to meet such needs. PrivateBank's managing directors are strategically located in seven Midwestern United States locations. Currently, the Company has six Chicago-area offices: Downtown Chicago, Wilmette, Illinois, Oak Brook, Illinois, St. Charles, Illinois, Lake Forest, Illinois, and Winnetka, Illinois. The Company also recently opened a loan production office in St. Louis, Missouri.

     The flagship downtown Chicago location opened in 1991. The Company expanded to Wilmette in north suburban Cook County in 1994 and the Oak Brook facility in west suburban DuPage County was established in 1997. The Company established the St. Charles office in January 2000, in connection with its purchase of Towne Square Financial Corporation (a company in the process of forming a de novo bank) on August 3, 1999. On November 18, 1999, the Company announced that it had filed an application to charter a new federal savings bank, to be known as The PrivateBank (St. Louis). Pending regulatory approval of this new subsidiary, the Company has opened a loan production office of PrivateBank in order to develop credit business in St. Louis. The Company currently estimates that the St. Louis banking office will become fully operational late in the second quarter of 2000 and will until then incur additional start-up costs associated with chartering and opening the new bank. On February 11, 2000, the Company consummated its acquisition of Johnson Bank Illinois, adding additional locations of PrivateBank in Lake Forest and Winnetka, Illinois on Chicago's North Shore.

     For financial information regarding the Company's three separate lines of business, Private Banking Services, Trust Services and Holding Company Activities, see "Note 4--Operating Segments" to the consolidated financial statements of the Company included in this report.

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

     Non-interest expense includes salaries and employee benefits as well as occupancy, data processing, marketing, professional fees, insurance and other expenses. Non-interest expenses are heavily influenced by the growth of operations. Growth in the number of client relationships directly affects the majority of the Company's expense categories. Profitability and expense ratios have been negatively impacted in 2000 due to the start-up operation of St. Charles, the St. Louis initiative and the acquisition of Johnson Bank Illinois. It is expected that results for the remainder of 2000 will continue to be impacted to some extent by the start-up nature of operations in St. Charles, St. Louis and in the new offices acquired through the Johnson Bank Illinois transaction. The Company currently estimates that the St. Charles office will first become profitable early in 2001, and that the St. Louis bank will not begin to operate profitably until the last quarter of 2001.

     On June 30, 1999, the Company priced its initial public offering of 900,000 shares of its common stock at $18 per share. The shares are listed on the Nasdaq National Market System under the symbol PVTB. The closing date of the offering was July 6, 1999, when the Company received net proceeds of approximately $14.4 million (after deduction of offering expenses). Offering expenses payable by the Company were approximately $665,000. On July 26, 1999, an additional 135,000 shares were sold pursuant to the underwriters' exercise of their over allotment option for additional net proceeds of $2.3 million.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2000 AND 1999

     Income for the first quarter 2000 was $849,000, or $0.18 per diluted share, compared to first quarter 1999 net income of $1,027,000, or $0.28 per diluted share. At March 31, 2000, shares outstanding increased to 4,590,332 compared to 3,451,824 outstanding at March 31, 1999. The increase in shares outstanding is due primarily to the Company's initial public offering in June 1999. First quarter 2000 net income includes the financial results of the former Johnson Bank Illinois locations subsequent to their acquisition on February 11, 2000.

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

     Net interest income was $4.9 million and $3.4 million during the three months ended March 31, 2000 and 1999, respectively, an increase of 43%. Average earning assets during the period were $572.5 million, an increase of 41% over the prior year first quarter. The Company's net interest margin (tax equivalent net interest income as a percentage of earning assets) was 3.59% for the three months ended March 31, 2000, compared to 3.66% for the prior year period. Although rising interest rates have improved the yield on average earning assets, interest expense on deposits and other borrowed funds has correspondingly increased, resulting in reduced net interest margin levels between periods.

     The Company is likely to experience margin pressure during 2000 due to the rising interest rate environment. Increases in interest rates paid on deposits and other funding sources are likely to exceed the effect of higher rates earned on assets. To fund anticipated loan growth for the remainder of 2000, PrivateBank expects to continue to rely on growth in traditional deposit products supplemented by short-term borrowings and brokered deposits.

     The following table presents a summary of the Company's net interest income and related net interest margin, calculated on a tax equivalent basis (dollars in thousands):

                                                        THREE MONTHS ENDED                   THREE MONTHS ENDED
                                                          MARCH 31, 2000                       MARCH 31, 1999
                                                --------------------------------     --------------------------------
                                                 AVERAGE     INTEREST       RATE      AVERAGE      INTEREST      RATE
                                                --------     --------       ----     --------      --------      ----
Short-term investments.....................     $ 27,376      $   387       5.68%    $  4,167       $   48       4.67%
Investment securities(1)...................       92,515        1,605       6.98%     112,724        1,807       6.50%
Loans, net of unearned discount............      452,576        9,475       8.42%     288,322        5,636       7.93%
                                                --------      -------                --------       ------
Total earning assets.......................     $572,467      $11,467       8.06%    $405,213       $7,491       7.50%
                                                ========      =======                ========       ======

Interest bearing deposits..................     $486,015      $ 6,055       5.01%    $344,311       $3,694       4.35%
Funds borrowed.............................       16,201          296       7.35%      10,485          144       5.57%
                                                --------      -------                --------       ------
Total interest bearing liabilities.........     $502,215        6,351       5.09%    $354,796        3,838       4.39%
                                                ========      -------                ========       ------
Tax equivalent net interest income ........                   $ 5,116                               $3,653
                                                              =======                               ======
Net interest spread........................                                 2.97%                                3.11%
Net interest margin........................                                 3.59%                                3.66%

(1) Interest income on tax advantaged investment securities reflects a tax equivalent adjustment based on a marginal federal corporate tax rate of 34%. The total tax equivalent adjustment reflected in the above table is approximately $220,000 and $237,000 in the first three months of 2000 and 1999, respectively.

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

               THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO 1999
                             (DOLLARS IN THOUSANDS)

                                              CHANGE           CHANGE           CHANGE          TOTAL
                                            DUE TO RATE     DUE TO VOLUME     DUE TO MIX       CHANGE
                                            -----------     -------------     ----------       ------
Short-term investments...............           $  10           $  269            $ 60         $  339
Investment securities................             135             (327)            (10)          (202)
Loans, net of unearned discount......             351            3,239             249          3,839
                                                -----           ------            ----         ------
   Total interest income.............           $ 496           $3,181            $299         $3,976
                                                -----           ------            ----         ------
Interest bearing deposits............             565            1,533             263          2,361
Funds borrowed.......................              46               79              27            152
                                                -----           ------            ----         ------
   Total interest expense............             611            1,612             290          2,513
                                                -----           ------            ----         ------
Net interest income..................           $(115)          $1,569            $  9         $1,463
                                                -----           ------            ----         ------

PROVISION FOR LOAN LOSSES

     The Company's provision for loan losses was $311,000 for the first quarter of 2000, compared to $285,000 for the comparable period in 1999. Net charge-offs for the three months ended March 31, 2000 and 1999 were $15,000 and $0, respectively.

     The Company provides for an adequate allowance for loan losses that are probable and inherent in the portfolio. Increases in the provision for loan losses reflect the latest assessment of the inherent losses in the loan portfolio. A discussion of the allowance for loan losses and the factors on which provisions are based begins on page 17.

NON-INTEREST INCOME
-------------------

     Non-interest income for the quarter grew to $722,000, reflecting an increase of $280,000 or 63% higher than in the first quarter of 1999. The increase year over year is partially attributable to the recognition of $92,000 of gains related to the sale of investment securities during the first quarter of 2000. The sale was driven by the Company's realignment of its available for sale investment securities portfolio following the acquisition of Johnson Bank Illinois. Additionally, trust assets under administration increased to $799.0 million at March 31, 2000 compared to $637.4 million at March 31, 1999, an increase of 25%. Trust income increased by $123,000 to $539,000 for the quarter ended March 31, 2000, reflecting an increase of 30 % over the prior year quarter.

     The completion of the Johnson Bank Illinois acquisition increased trust assets under administration by approximately $50.0 million and expanded the Company's trust services beyond the Chicago office with the addition of trust staff to its suburban offices.

NON-INTEREST EXPENSE

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                       -----------------------
                                                        2000             1999
                                                       ------           ------
                                                           (IN THOUSANDS)

Salaries and employee benefits.................        $1,877           $1,115
Occupancy......................................           613              352
Professional fees..............................           575              178
Marketing......................................           304              153
Data processing................................           163              131
Postage, telephone and delivery................           116               87
Office supplies................................           113               48
Insurance......................................            68               42
Goodwill.......................................           113               --
Other expense..................................            95              149
                                                       ------           ------
Total non-interest expense.....................        $4,037           $2,255
                                                       ======           ======

     Non-interest expense for the first quarter of 2000 increased by 79% or $1.8 million as compared to the year earlier quarter. The increase from the prior year level is due to expenses incurred in connection with the Company's expansion initiatives. Non-interest expense for the first quarter 2000 includes operating expenses of $322,000 and $351,000 related to the St. Charles and the St. Louis offices, respectively. The Company expects start-up operating expenses to continue in 2000. Additionally, the first quarter 2000 results reflect the addition of the two new locations acquired through the Johnson Bank Illinois transaction which increased operating expenses by $337,000 as of March 31, 2000.

     Salaries and benefits increased by approximately $762,000 reflecting the Company's increased level of full time equivalent employees to 115 people versus 76 at March 31, 1999. The increase is due primarily to an increased number of employees, including the senior officers responsible for opening the St. Charles and St. Louis offices, as well as the addition of employees related to the Johnson Bank Illinois acquisition.

     During the quarter ended March 31, 2000, the Company recognized approximately $96,000 of consulting costs related to the Johnson Bank Illinois data processing system conversion. In addition, the Company recognized approximately $82,000 of legal expenses associated primarily with the establishment of the St. Louis office and the associated regulatory application process. The Company recognized additional professional fees of approximately $55,000 regarding computer networking and related information system consultation. The Company will continue to incur consulting expenses in the remainder of 2000 related to various information technology projects.

     The addition of four new locations has increased occupancy expense by $140,000 and depreciation expense by $60,000. Marketing expenses related to the four new locations totaled approximately $98,000 during the first quarter of 2000. Office supplies increased by approximately $45,000 related to the four new locations. Postage, telephone and delivery expenses have increased by approximately $16,000 due to the Company's expansion. Insurance expense has increased by approximately $27,000 due to overall growth and expansion of the Company. Goodwill expense of $113,000 was recognized during the quarter in connection with the acquisition.

INCOME TAXES

     The following table shows the Company's income before income taxes, applicable income taxes and effective tax rate for the three months ended March 31, 2000 and 1999, respectively (in thousands):

                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                     -----------------------
                                                      2000             1999
                                                     ------           ------

Income before taxes.......................           $1,270           $1,318
Income tax provision......................              421              291
Effective tax rate........................             33.2%            22.1%

     The effective income tax rate varies from statutory rates principally due to certain interest income which is tax-exempt for federal and state purposes, and certain expenses which are disallowed for tax purposes. During February 1999, the Company initiated a tax-advantaged investment program and increased the Company's municipal bond portfolio as a percentage of total investments. This tax strategy had the effect of lowering the Company's effective tax rate during the first quarter 1999 and throughout the entire year. The effective tax rate for 1999 was 30.1%. During the first quarter 2000, the Johnson Bank Illinois acquisition caused the Company's effective tax rate to increase since the acquired investment portfolio did not include federally tax-exempt municipal securities.


                               FINANCIAL CONDITION

     Total assets were $657.0 million at March 31, 2000, an increase of $225.9 million, or 52.4% over the $431.1 million a year earlier, and $138.3 million, or 26.6% over the $518.7 million at December 31, 1999. The balance sheet growth was created mainly through the acquisition of Johnson Bank Illinois and loan growth.

     At closing, Johnson Bank Illinois had assets of approximately $113.0 million and liabilities of approximately $103.0 million. At closing, the Company recorded $12.3 million of goodwill which is being amortized over an estimated useful life of 15 years.

LOANS

     Total loans increased $213.4 million, or 69.3%, from $307.8 million at March 31, 1999, and $123.9 million, or 31.2%, from $397.3 million at December 31, 1999.

     The following table sets forth the Company's loan portfolio net of unearned discount by category (in thousands):

                                             MARCH 31,      DECEMBER 31,       MARCH 31,
                                               2000             1999             1999
                                             ---------      ------------       ---------

GROSS LOANS:
Commercial real estate..............         $167,809         $146,368         $108,599
Residential real estate.............           83,573           72,972           62,208
Commercial..........................          137,660           67,026           53,834
Personal(1).........................          100,921           81,893           64,982
Construction........................           31,225           29,018           18,143
                                             --------         --------         --------
  Total gross loans.................         $521,188         $397,277         $307,766
                                             ========         ========         ========

----------
(1)   Includes home equity loans and overdraft lines.

ALLOWANCE FOR LOAN LOSSES

     Loan quality is continually monitored by management and reviewed by the loan/investment committee of the Board of Directors of the Bank on a monthly basis. The amount of additions to the allowance for loan losses which is charged to earnings through the provision for loan losses is determined based on a variety of factors, including assessment of the credit risk of the portfolio, delinquent loans, evaluation of current economic conditions in the market area, actual charge-offs during the year and historical loss experience.

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

     The allowance for loan losses as a percentage of total loans was 1.1% as of March 31, 2000, 1.1% as of December 31, 1999 and 1.2% as of March 31, 1999. In management's judgment, an adequate allowance for loan losses has been established. Management judges the adequacy of the allowance by formally reviewing and analyzing potential problem credits, which entails assessing current and historical loss experience, loan portfolio trends, prevailing economic and business conditions, specific loan review and other relevant factors.

     Following is a summary of changes in the allowance for loan losses for the three months ended March 31, 2000 and 1999 (in thousands):

                                                                  2000            1999
                                                                 ------          ------

Balance, January 1......................................         $4,510          $3,410
Johnson Bank Illinois acquisition allowance for
   loan loss............................................            864              --
Provision charged to operations.........................            311             285
Loans charged-off (net).................................            (15)             --
                                                                 ------          ------
Balance, March 31.......................................         $5,670          $3,695
                                                                 ======          ======

NONACCRUAL AND NONPERFORMING LOANS

     Nonaccrual loans were $1.2 million as of March 31, 2000, $600,000 as of December 31, 1999 and zero as of March 31, 1999. Management does not believe that the increase in nonaccrual loans represents a decline in the overall quality of the loan portfolio at this time. The increase in nonaccrual loans as of March 31, 2000 compared to December 31, 1999 is primarily attributable to a commercial credit in the amount of $395,000 which was placed on nonaccrual status during the quarter.

     Nonperforming loans include nonaccrual loans and accruing loans which are 90 days or more delinquent. Nonperforming loans were $1.6 million as of March 31, 2000, compared to $823,000 at December 31, 1999 and $361,000 at March 31,
1999. Nonperforming loans were .30%, .21% and .12% of total loans as of March 31, 2000, December 31, 1999 and March 31, 1999, respectively. Nonperforming loans were .24%, .16% and .08% of total assets as of March 31, 2000, December 31, 1999 and March 31, 1999, respectively.

INVESTMENT SECURITIES

     The amortized cost and the estimated fair value of securities as of March 31, 2000 and December 31, 1999, were as follows (in thousands):

                                                      INVESTMENT SECURITIES -- AVAILABLE-FOR-SALE
                                                --------------------------------------------------------
                                                                      MARCH 31, 2000
                                                --------------------------------------------------------
                                                                    GROSS         GROSS        ESTIMATED
                                                AMORTIZED         UNREALIZED    UNREALIZED       FAIR
                                                   COST             GAINS         LOSSES         VALUE
                                                ---------         ----------    ----------     ---------

U.S. Treasury.............................        $ 1,001            $--         $    (1)       $ 1,000
U.S. Government Agency Obligation.........         42,933              1            (532)        42,402
Municipals................................         37,017              4          (2,927)        34,094
Other(1)..................................         12,734             --            (306)        12,428
                                                  -------            ---         -------        -------
                                                  $93,685            $ 5         $(3,766)       $89,924
                                                  =======            ===         =======        =======

                                                      INVESTMENT SECURITIES -- AVAILABLE-FOR-SALE
                                                --------------------------------------------------------
                                                                      DECEMBER 31, 1999
                                                --------------------------------------------------------
                                                                    GROSS         GROSS        ESTIMATED
                                                AMORTIZED         UNREALIZED    UNREALIZED       FAIR
                                                   COST             GAINS         LOSSES         VALUE
                                                ---------         ----------    ----------     ---------

U.S. Government Agency Obligation.........        $26,695            $--         $  (708)       $25,987
Municipals................................         37,116              9          (3,511)        33,614
Other(1)..................................         11,933             --            (400)        11,533
                                                  -------            ---         -------        -------
                                                  $75,744            $ 9         $(4,619)       $71,134
                                                  =======            ===         =======        =======

----------
(1)   Represents corporate and equity securities.

     All securities are classified as available-for-sale and may be sold as part of the Company's asset/liability management strategy in response to changes in interest rates, liquidity needs or significant prepayment risk. Securities available-for-sale are carried at fair value, with related unrealized net gains or losses, net of deferred income taxes, recorded as an adjustment to equity capital. As of March 31, 2000, net unrealized losses resulted in a $2.3 million decrease in equity. This was a decrease of $0.5 million from net unrealized losses of $2.8 million recorded as part of equity at December 31, 1999.

     Securities available-for-sale increased 26.4% to $89.9 million as of March 31, 2000, from $71.1 million as of December 31, 1999. The general increase in investment securities is the result of the acquisition of the Johnson Bank Illinois portfolio. Following the acquisition of Johnson Bank Illinois, the Company sold approximately $9.7 million of the former Johnson Bank Illinois investment securities portfolio as part of the Company's realignment of its available-for-sale investment securities portfolio. The sale resulted in the recognition of $92,000 of investment security gains. Additionally, $1.0 million of U.S. Treasury securities were acquired in connection with the Johnson Bank Illinois acquisition.

     U.S. government agency securities and collateralized mortgage obligations increased 58.8% to $42.4 million as of March 31, 2000, from $26.7 million as of December 31, 1999. The increase in U.S. government agency securities resulted primarily from the Johnson Bank Illinois acquisition. Municipal securities remain relatively unchanged as of March 31, 2000 as compared to December 31, 1999. The decrease in unrealized losses of $849,000 is primarily due to the change in value of the Company's municipal investment securities. During the first quarter 2000, long-term interest rates decreased causing the values of the Company's municipal investment securities to increase relative to the December 31, 1999 fair values. Corporate and equity securities increased slightly due to the Johnson Bank Illinois acquisition. Management does not consider any of these changes to represent a change in the management philosophy of the investment portfolio.

DEPOSITS AND FUNDS BORROWED

     Total deposits of $578.6 million as of March 31, 2000 represent an increase of $125.5 million or 27.7% from $453.1 million as of December 31, 1999, and a 50.5% increase from $384.5 million as of March 31, 1999. Non-interest-bearing deposits were $51.5 million as of March 31, 2000, approximately $14.7 million more than the $36.8 million reported as of December 31, 1999, and $23.3 million more than at March 31, 1999. Interest-bearing demand deposits increased 10.6% to $36.9 million as of March 31, 2000 compared to December 31, 1999, and a 16.1% increase over March 31, 1999. Savings and money market deposit accounts increased by approximately $73.7 million to $277.7 million at March 31, 2000 as compared to December 31, 1999, and $96.8 million more than the amount reported as of March 31, 2000. Other time deposits increased by approximately $50.2 million to $207.4 million as compared with the December 31, 1999 balance of $157.2 million, and $63.8 million greater than the March 31, 1999 balance of $143.6 million. Brokered deposits decreased from $16.7 million at December 31, 1999 to $5.0 million as of March 31, 2000. There were no brokered deposits as of March 31, 1999.

     The Company's membership in the Federal Home Loan Bank System gives it the ability to borrow funds from the Federal Home Loan Bank of Chicago (FHLB) for short- or long-term purposes under a variety of programs. The Company has periodically used services of the FHLB for short-term funding needs and other correspondent services.

     As of March 31, 2000, the Company had $8.0 million of FHLB borrowings outstanding as follows:


     DEBT TYPE          AMOUNT       CONTRACTUAL RATE       MATURITY
   -------------      ----------     ----------------       --------

   Fixed advance      $2,000,000           5.83%             5/22/00
   Fixed advance       2,000,000           5.40%             8/ 8/02
   Fixed advance       4,000,000           5.40%             8/27/04

     FHLB borrowings totaled $15.0 million and $10.0 million as of December 31, 1999 and March 31, 1999, respectively.

     As of March 31, 2000, repurchase agreements of approximately $2.6 million, acquired in connection with the Johnson Bank Illinois transaction, were outstanding.

     On February 11, 2000, to effect the Johnson Bank Illinois acquisition, the Company borrowed $7.5 million under a new, two-year, $18.0 million revolving credit facility at an initial rate of 7.20%. The interest rate on borrowings under the revolving line is based on, at the borrower's option, either the lender's prime rate or a Eurodollar based rate. The Company also entered into a subordinated note issued to Johnson International in the principal amount of $5.0 million as part of the $20.0 million purchase price. The interest rate on the subordinated note is set each quarter based on the 90-day LIBOR rate. The initial rate of interest on the subordinated note is 6.60%.

CAPITAL RESOURCES

     Stockholders' equity rose to $48.5 million, an increase of $1.4 million from the 1999 year-end level, due to first quarter 2000 net income and to an increase in Accumulated Other Comprehensive Income. The change in the fair value of the available-for-sale investment portfolio increased stockholders' equity by $0.5 million net of tax as of March 31, 2000 as compared to December 31, 1999.

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

     The prompt corrective action regulations provide five classifications, including well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If the Bank is adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion and plans for capital restoration are required.

     The following table reflects various consolidated measures of capital at March 31, 2000 and December 31, 1999:

                                                        MARCH 31, 2000      DECEMBER 31, 1999    MARCH 31,1999
                                                        --------------      -----------------    -------------

Leverage ratio.................................              6.76%                 10.77%             7.53%
Tier 1 risk-based capital ratio................              7.56%                 12.84%            10.05%
Total risk-based capital ratio.................              9.56%                 13.96%            11.21%
  Total equity to total assets.................              7.38%                  9.08%             6.97%

     At March 31, 2000, the Company continued to exceed the minimum levels of all regulatory capital requirements, and was considered "adequately-capitalized" under regulatory standards. At March 31, 2000, the Company's total risk based capital ratio fell to 9.56%. This was the result of the recognition of $12.3 million of goodwill from the Johnson Bank Illinois transaction. With the exception of the total risk-based capital ratio, the Company exceeded the well capitalized levels of all regulatory capital requirements, and the Bank was considered "well-capitalized" under all regulatory standards, including total risk based capital ratio.

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

     Net cash inflows provided by operations were $4.5 million in the first three months of 2000 compared to a net inflow of $5.5 million a year earlier. Net cash outflows from investing activities were $52.3 million in the first three months of 2000 compared to a net cash outflow of $14.4 a year earlier. Cash inflows from financing activities in the first three months of 2000 were $30.9 million compared to a net inflow of $9.4 million in the first three months of 1999.

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

                ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

ASSET/LIABILITY MANAGEMENT POLICY

     As a continuing part of its financial strategy, the Company attempts to manage the impact of fluctuations in market interest rates on its net interest income. This effort entails providing a reasonable balance between interest rate risk, credit risk, liquidity risk and maintenance of yield. Asset/liability management policy is established by the Board of Directors and is monitored by management. The Company's asset/liability policy sets standards within which it is expected to operate. These standards include guidelines for exposure to interest rate fluctuations, liquidity, loan limits as a percentage of funding sources, exposure to correspondent banks and brokers, and reliance on non-core deposits. The policy also states the reporting requirements to its Board of Directors. The investment policy compliments the asset/liability policy by establishing criteria by which the Company may purchase securities. These criteria include approved types of securities, brokerage sources, terms of investment, quality standards, and diversification.

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

     The following table illustrates the estimated interest rate sensitivity and periodic and cumulative gap positions calculated as of March 31, 2000:

                                                             TIME TO MATURITY OR REPRICING
                                            -----------------------------------------------------------------------
                                                                 (DOLLARS IN THOUSANDS)
                                            0-90 DAYS      91-365 DAYS      1-5 YEARS      OVER 5 YEARS     TOTAL
                                            ---------      -----------      ---------      ------------    --------

INTEREST-EARNING ASSETS
Loans.................................       $285,892       $  42,853        $175,753         $ 16,690     $521,188
Investments...........................          5,428           3,773          26,026           54,697       89,924
Federal funds sold....................         10,632              --              --               --       10,632
                                             --------       ---------        --------         --------     --------
Total interest-earning assets.........       $301,952       $  46,626        $201,779         $ 71,387     $621,744
                                             ========       =========        ========         ========     ========

INTEREST-BEARING LIABILITIES
Interest-bearing demand...............       $     --       $      --        $     --         $ 36,926     $ 36,926
Savings and money market..............        171,725         103,569              --            2,453      277,747
Time deposits.........................        112,236          89,534           7,106            3,557      212,433
Funds borrowed........................         19,228           4,100              --               --       23,328
                                             --------       ---------        --------         --------     --------
Total interest-bearing liabilities....       $303,189       $ 197,203        $  7,106         $ 42,936     $550,434
                                             ========       =========        ========         ========     ========

CUMULATIVE
  Rate sensitive assets (RSA).........       $301,952       $ 348,578        $550,357         $621,744
  Rate sensitive liabilities (RSL)....       $303,189       $ 505,392        $507,498         $550,434
     GAP (GAP=RSA-RSL)................       $ (1,237)      $(151,814)       $ 42,859         $ 71,310
RSA/RSL...............................           99.6%           69.7%          108.4%           113.0%
RSA/Total assets......................           46.0%           53.1%           83.8%            94.6%
RSL/Total assets......................           46.1%           76.2%           77.2%            83.8%
GAP/Total assets......................            0.2%           23.1%           (6.5)%          (10.9)%
GAP/Total RSA.........................            0.2%           24.4%           (6.9)%          (11.5)%

     The following table illustrates the estimated interest rate sensitivity and periodic and cumulative gap positions calculated as of March 31, 1999:

                                                             TIME TO MATURITY OR REPRICING
                                            -----------------------------------------------------------------------
                                                                 (DOLLARS IN THOUSANDS)
                                            0-90 DAYS      91-365 DAYS      1-5 YEARS      OVER 5 YEARS     TOTAL
                                            ---------      -----------      ---------      ------------    --------

INTEREST-EARNING ASSETS
Loans.................................       $163,231       $  22,535        $107,224         $ 14,732     $307,722
Investments...........................          9,717          27,096          30,736           37,682      105,231
Federal funds sold....................          7,759              --              --               --        7,759
                                             --------       ---------        --------         --------     --------
Total interest-earning assets.........       $180,707       $  49,631        $137,960         $ 52,414     $420,712
                                             ========       =========        ========         ========     ========

INTEREST-BEARING LIABILITIES
Interest-bearing demand...............       $     --       $      --        $     --         $ 27,390     $ 27,390
Savings and money market..............        138,109          42,263              --              499      180,871
Time deposits.........................        100,815          39,452           3,344               --      143,611
Funds borrowed........................         10,000              --              --               --       10,000
                                             --------       ---------        --------         --------     --------
Total interest-bearing liabilities....       $248,924       $  81,715        $  3,344         $ 27,889     $361,872
                                             ========       =========        ========         ========     ========

CUMULATIVE
  Rate sensitive assets (RSA).........       $180,707       $ 230,338        $368,298         $420,712
  Rate sensitive liabilities (RSL)....       $248,924       $ 330,639        $333,983         $361,872
     GAP (GAP=RSA-RSL)................       $(68,217)      $(100,310)       $ 34,315         $ 58,840
RSA/RSL...............................           72.6%           69.7%          110.3%           116.3%
RSA/Total assets......................           41.9%           53.4%           85.4%            97.6%
RSL/Total assets......................           57.7%           76.7%           77.4%            84.0%
GAP/Total assets......................           15.8%           23.3%            8.0%            13.7%
GAP/Total RSA.........................           16.2%           23.8%            8.2%            14.0%

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

     The following table shows the impact of an immediate 200 basis point change in interest rates, assessed through the use of a simulation model, that attempts to measure the effect of rising and falling interest rates over the next two-year horizon in a rapidly changing rate environment.

                                                                 MARCH 31, 2000                    MARCH 31, 1999
                                                           ---------------------------       ----------------------------
                                                           +200 BASIS       -200 BASIS       +200 BASIS        -200 BASIS
                                                             POINTS           POINTS           POINTS            POINTS
                                                           ----------       ----------       ----------        ----------

Percentage change in net interest income due
  to an immediate 200 basis point change in
  interest rates over a two-year time horizon....             -3.8%             9.3%            -8.7%             10.3%

     This table shows that if there was an instantaneous parallel shift in the yield curve of +200 basis points, the Company would suffer a decline in net interest income of 3.8% and 8.7% over a two-year horizon based on its net earning asset portfolio as of March 31, 2000 and March 31, 1999, respectively. Conversely, a like shift of -200 basis points would increase net interest income by 9.3% over a two-year horizon based on March 31, 2000 balances, down from 10.3% measured on the basis of the March 31, 1999 portfolio.

     Changes in the effect on net interest income from a 200 basis point movement as of March 31, 2000 as compared to March 31, 1999 reflect the addition of assets and liabilities from the Johnson Bank Illinois acquisition. As these assets and liabilities are more fixed rate in nature, changing rates over a two-year horizon show a reduced effect at March 31, 2000 as compared to March 31, 1999. In addition, management's likely reaction to changes in interest rates is incorporated in assumptions made in these calculations. Differences in these assumptions between the reporting periods have also had the effect of reducing the impact of a changing interest rate environment.

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


               SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES
                          LITIGATION REFORM ACT OF 1995

     This report contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, can generally be identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Company include, but are not limited to, fluctuations in market rates of interest and loan and deposit pricing; a deterioration of general economic conditions in the Company's market areas; legislative or regulatory changes; adverse developments in the Company's loan or investment portfolios; lower than expected business levels or higher than anticipated costs relating to the Company's newly established St. Charles, Illinois and St. Louis, Missouri offices; significant increases in competition; an inability to realize cost savings in the newly acquired operations of Johnson Bank Illinois or to achieve enhanced revenues to the full extent expected or within the expected time frame; unanticipated delays or costs relating to the establishment of PrivateBank (St. Louis); and the possible dilutive effect of potential acquisitions or expansions. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.


                                     PART II

ITEM 1.   LEGAL PROCEEDINGS

     There are no material pending legal proceedings to which the Company or its subsidiary is a party other than ordinary routine litigation incidental to their respective businesses.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.   OTHER INFORMATION

     None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

          Exhibit 10.1 - Sublease Agreement dated as of December 13, 1999, by and between PrivateBancorp, Inc., Union Planters Bank, National Association and St. Louis Brentwood Associates, L.P.

          Exhibit 27 - Financial Data Schedule.

     (b)  Filings on Form 8-K.

          (1) Current Report on Form 8-K dated January 31, 2000, filed with the SEC on January 31, 2000.

               Item 5. Other Events -- The Company announced its earnings results for the quarter ended December 31, 1999.

          (2) Current Report on Form 8-K dated February 11, 2000, filed with the SEC on February 17, 2000.

               Item 5. Other Events -- The Company announced the completion of its acquisition of Johnson Bank Illinois on February 11, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   PRIVATEBANCORP, INC.
                                   (Registrant)

                                   By:  /s/ Ralph B. Mandell
                                        ----------------------------------------
                                             Ralph B. Mandell,
                                             Chairman, President and
                                             Chief Executive Officer

                                   By:  /s/ Donald A. Roubitchek
                                        ----------------------------------------
                                             Donald A. Roubitchek,
                                             Chief Financial Officer
                                             (principal financial officer)

                                   By:  /s/ Lisa M. O'Neill
                                        ----------------------------------------
                                             Lisa M. O'Neill,
                                             Controller
                                             (principal accounting officer)

Date:   May 15, 2000

                                  EXHIBIT INDEX

Exhibit No.       Description
-----------       -----------

10.1 Sublease Agreement dated as of December 13, 1999, by and between PrivateBancorp, Inc., Union Planters Bank, National Association and St. Louis Brentwood Associates, L.P.

27                Financial Data Schedule