Form 10-Q
period 2000-06-30
PRIVATEBANCORP INC
filed 2000-08-14
CIK 889936

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2000

                                       or

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

================================================================================
           CLASS                           OUTSTANDING AS OF AUGUST 7, 2000
--------------------------------------------------------------------------------
    Common, no par value                              4,628,532
================================================================================

                              PRIVATEBANCORP, INC.

                           FORM 10-Q QUARTERLY REPORT

                                TABLE OF CONTENTS

                                                                                                       Page Number
                                                                                                       -----------

Selected Financial Data ..........................................................................................1

                                     PART I

Item 1.  Financial Statements.....................................................................................3

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations...................13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..............................................23

                                     PART II

Item 1.  Legal Proceedings.......................................................................................26

Item 2.  Changes in Securities and Use of Proceeds...............................................................26

Item 3.  Defaults upon Senior Securities.........................................................................26

Item 4.  Submission of Matters to a Vote of Security Holders.....................................................26

Item 5.  Other Information.......................................................................................26

Item 6.  Exhibits and Reports on Form 8-K........................................................................27

Signatures.......................................................................................................28

Exhibit Index....................................................................................................29


SELECTED FINANCIAL DATA

     The following table summarizes certain selected consolidated financial information of PrivateBancorp, Inc. at or for the periods indicated. This information should be used in conjunction with the unaudited consolidated financial statements and related notes included pursuant to Item 1 of this report.


                                                                               QUARTER ENDED
                                                     -----------------------------------------------------------------
                                                     06/30/00        03/31/00      12/31/99      09/30/99       06/30/99
                                                     --------      ----------     ----------    ----------      --------
                                                              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
SELECTED STATEMENT OF INCOME DATA:
Interest income:
 Loans, including fees.............................     $ 12,167     $  9,475     $   7,737     $   7,006     $   6,218
 Federal funds sold and interest-bearing
    deposits.......................................           78          387           115           134            33
 Securities........................................        1,543        1,385         1,088         1,189         1,294
                                                        --------     --------     ---------     ---------     ---------
    Total interest income..........................     $ 13,788     $ 11,247     $   8,940     $   8,329     $   7,545
                                                        ========     ========     =========     =========     =========
Interest expense:
 Interest-bearing demand deposits..................          218          191           178           144           140
 Savings and money market deposit accounts.........        3,297        3,098         2,152         2,000         1,719
 Other time deposits...............................        3,239        2,766         2,066         1,852         1,729
 Funds borrowed....................................        1,027          296           257           170           360
                                                        --------     --------     ---------     ---------     ---------
    Total interest expense.........................     $  7,781     $  6,351     $   4,653     $   4,166     $   3,948
                                                        --------     --------     ---------     ---------     ---------
 Net interest income...............................        6,007        4,896         4,287         4,163         3,597
 Provision for loan losses.........................          662          311           437           273           213
                                                        --------     --------     ---------     ---------     ---------
 Net interest income after provision for loan
    losses.........................................        5,345        4,585         3,850         3,890         3,384
                                                        --------     --------     ---------     ---------     ---------
Non-interest income:
 Banking and trust services........................          720          627           535           504           512
 Securities gains and other income.................           31           95            (1)            8             4
                                                        --------     --------      ---------     ---------     ---------
    Total non-interest income......................     $    751    $     722     $      534    $      512    $      516
                                                        --------     --------      ---------     ---------     ---------
Non-interest expense:
 Salaries and employee benefits....................        1,818        1,877          1,753         1,309         1,088
 Occupancy expense, net............................          764          613            437           401           373
 Data processing...................................          190          163             96           135           116
 Marketing.........................................          300          304            263           144           132
 Amortization of goodwill..........................          206          113             --            --            --
 Professional fees.................................          596          575            404           487           273
 Insurance.........................................           70           68             82            53            38
 Towne Square Financial Corporation
    acquisition....................................           --           --             --         1,300            --
 Other expense.....................................          508          324            181           517           359
                                                        --------     --------      ---------     ---------     ---------
 Total non-interest expense........................        4,452        4,037          3,216         4,237         2,379
                                                        --------     --------      ---------     ---------     ---------
 Income before income taxes........................        1,644        1,270          1,168           165         1,521
 Income tax provision..............................          546          421            191           366           409
                                                        --------     --------      ---------     ---------     ---------
    Net income.....................................     $  1,098     $    849      $     977     $    (201)    $   1,112
                                                        =======-     =======-      ========-     ========-     =========
PER SHARE DATA:
Basic earnings.....................................     $   0.24     $   0.18      $    0.21     $   (0.05)    $    0.32
Diluted earnings...................................         0.23         0.18           0.20         (0.05)         0.30
Dividends..........................................        0.025        0.025          0.025         0.025         0.025
Book value (at end of period)......................        10.73        10.57          10.26         10.11          8.68

                                                                                 QUARTER ENDED
                                                         ---------------------------------------------------------------
                                                         06/30/00      03/31/00     12/31/99      09/30/99      06/30/99
                                                         --------      --------     --------      --------      --------
                                                                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
SELECTED FINANCIAL DATA (AT END OF PERIOD):
Total securities...................................    $  96,969     $  89,924    $  71,134     $  77,269     $  89,026
Total loans........................................      583,522       521,188      397,277       352,236       335,306
Total assets.......................................      723,023       656,981      518,697       449,838       438,169
Total deposits.....................................      598,881       578,557      453,092       386,157       375,032
Funds borrowed.....................................       68,544        23,328       15,000        15,000        31,000
Total stockholders' equity.........................       49,545        48,498       47,080        46,351        29,966

Trust assets under administration..................      761,829       799,000      729,904       699,000       666,636

SELECTED FINANCIAL RATIOS AND OTHER DATA:
Performance Ratios:
 Net interest margin(1)............................         3.81%         3.59%        3.85%         3.87%         3.71%
 Net interest spread(2)............................         3.22          2.97         3.11          3.17          3.17
 Non-interest income to average assets.............         0.44          0.49         0.44          0.45          0.48
 Non-interest expense to average assets............         2.62          2.72         2.65          3.70          2.22
 Net overhead ratio(3).............................         2.18          2.23         2.21          3.25          1.74
 Efficiency ratio(4)(7)............................         63.8          69.2         57.5          57.5          57.2
 Return on average assets(5)(7)....................         0.65          0.57         0.98          1.04          1.04
 Return on average equity(6)(7)....................         9.04          7.20        10.06         10.17         14.77
 Dividend payout ratio.............................        10.51         13.52        11.75            NM          7.76

Asset Quality Ratios:
 Non-performing loans to total loans...............         0.17          0.30         0.21          0.20          0.24
 Allowance for loan losses to:
    total loans....................................         1.02          1.09         1.14          1.16          1.16
    non-performing loans...........................          610           360          548           579           485
 Net charge-offs to average total loans............         0.07         0.003        0.002          0.11         0.002
 Non-performing assets to total assets.............         0.13          0.24         0.16          0.16          0.18

Balance Sheet Ratios:
 Loans to deposits.................................        97.44         90.08        87.68         91.22         89.41
 Average interest-earning assets to average
    interest-bearing liabilities...................        112.3         114.0        116.7         115.6         114.2

Capital Ratios:
 Total equity to total assets......................         6.85          7.38         9.08         10.30          6.83
 Total risk-based capital ratio....................         9.05          9.56        13.96         15.22         10.77
 Tier 1 risk-based capital ratio...................         7.17          7.56        12.84         14.09          9.63
 Leverage ratio....................................         6.23          6.76        10.77         11.19          7.63

-----------------
(1)  Net interest income divided by average interest-earning assets.
(2) Yield on average interest-earning assets less rate on average interest-bearing liabilities.
(3) Non-interest expense less non-interest income divided by average total assets.
(4) Non-interest expense divided by the sum of net interest income (tax equivalent) plus non-interest income.
(5)  Net income divided by average total assets.
(6)  Net income divided by average common equity.
(7) 1999 performance ratios exclude special charges related to the Towne Square Financial Corporation acquisition and St. Louis start-up costs incurred in the third quarter and fourth quarter, respectively.

                                     PART I
ITEM 1.   FINANCIAL STATEMENTS

                      PRIVATEBANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                             JUNE 30, 2000     DECEMBER 31, 1999      JUNE 30, 1999
                                                             -------------     -----------------      -------------
                                                              (UNAUDITED)                              (UNAUDITED)
ASSETS
Cash and due from banks....................................  $   18,341           $    14,940         $    9,896
Short-term investments.....................................       5,076                29,243                995
                                                             ----------           -----------         ----------
 Total cash and cash equivalents...........................      23,417                44,183             10,891
                                                             ----------           -----------         ----------
Available-for-sale securities, at fair value...............      96,969                71,134             89,026
                                                             ----------           -----------         ----------
Loans net of unearned discount.............................     583,522               397,277            335,306
Allowance for loan losses..................................      (5,951)               (4,510)            (3,903)
                                                             ----------           -----------         ----------
Net loans..................................................     577,571               392,767            331,403
                                                             ----------           -----------         ----------
Goodwill...................................................      12,031                    --                 --
                                                             ----------           -----------         ----------
Bank premises and equipment, net...........................       3,814                 2,028              1,477
                                                             ----------           -----------         ----------
Accrued interest receivable................................       4,264                 2,870              2,799
                                                             ----------           -----------         ----------
Other assets...............................................       4,957                 5,715              2,573
                                                             ----------           -----------         ----------
Total assets...............................................   $ 723,023             $ 518,697         $  438,169
                                                             ----------           -----------         ----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits:
 Noninterest-bearing.......................................   $  49,950            $   36,771         $   34,267
 Interest-bearing..........................................      34,062                33,400             26,286
Savings and money market deposit accounts..................     257,822               204,068            176,482
Brokered deposits..........................................      60,755                21,696                 --
Other time deposits........................................     196,292               157,157            137,997
                                                             ----------           -----------         ----------
 Total deposits............................................     598,881               453,092            375,032
Funds borrowed.............................................      68,544                15,000             31,000
Accrued interest payable...................................       2,439                 1,056                721
Other liabilities..........................................       3,614                 2,469              1,450
                                                             ----------           -----------         ----------
Total liabilities..........................................  $  673,478           $   471,617         $  408,203
                                                             ----------           -----------         ----------

STOCKHOLDERS' EQUITY
Preferred Stock, 1,000,000 shares authorized...............          --                    --                 --
Common stock, without par value, $1 stated value;
 12,000,000 shares authorized; 4,615,832;
 4,590,332; and 3,451,824 shares issued and
 outstanding as of June 30, 2000, December 31,
 1999, and June 30, 1999, respectively.....................  $    4,616           $     4,590        $     3,452
Surplus....................................................      40,048                39,761             22,600
Retained earnings..........................................       9,142                 7,425              6,880
Accumulated other comprehensive income.....................      (2,294)               (2,812)            (1,219)
Deferred compensation......................................        (942)                 (759)              (797)
Loans to officers..........................................      (1,025)               (1,125)              (950)
                                                             ----------           -----------         ----------
Total stockholders' equity.................................      49,545                47,080             29,966
                                                             ----------           -----------         ----------
Total liabilities and stockholders' equity.................  $  723,023           $   518,697         $  438,169
                                                             ==========           ===========         ==========

     The accompanying notes to consolidated financial statements are an integral part of these statements.

                      PRIVATEBANCORP, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                       THREE  MONTHS ENDED         SIX  MONTHS ENDED
                                                                            JUNE 30,                   JUNE 30,
                                                                      ----------------------     ---------------------
                                                                        2000          1999          2000        1999
                                                                      --------      --------     --------     --------
INTEREST INCOME
Loans, including fees...........................................      $ 12,167      $  6,218     $ 21,642    $ 11,854
Federal funds sold and interest bearing deposits................            78            33          465          81
Securities......................................................         1,543         1,294        2,928       2,864
                                                                      --------      --------     --------    --------
 Total interest income..........................................        13,788         7,545       25,035      14,799
                                                                      --------      --------     --------    --------
Interest Expense
Deposits:
 Interest-bearing demand........................................           218           140          409         282
 Savings and money market deposit accounts......................         3,297         1,719        6,395       3,519
 Other time.....................................................         3,239         1,729        6,005       3,480
Funds borrowed..................................................         1,027           360        1,323         505
                                                                      --------      --------     --------    --------
Total interest expense..........................................         7,781         3,948       14,132       7,786
                                                                      --------      --------     --------    --------
Net interest income.............................................         6,007         3,597       10,903       7,013

Provision for loan losses.......................................           662           213          973         498
                                                                      --------      --------     --------    --------

Net interest income after provision for loan losses.............         5,345         3,384        9,930       6,515
                                                                      --------      --------     --------    --------

NON-INTEREST INCOME
Banking and trust services......................................           720           512        1,347         908
Securities gains and other income...............................            31             4          126          50
                                                                      --------      --------     --------    --------
 Total non-interest income......................................           751           516        1,473         958
                                                                      --------      --------     --------    --------

NON-INTEREST EXPENSE
Salaries and employee benefits..................................         1,818         1,088        3,695       2,203
Occupancy expense, net..........................................           764           373        1,377         725
Professional fees...............................................           596           273        1,171         404
Goodwill amortization...........................................           206            --          319          --
Other non-interest expense......................................         1,068           645        1,927       1,302
                                                                      --------      --------     --------    --------
 Total non-interest expense.....................................         4,452         2,379        8,489       4,634
                                                                      --------      --------     --------    --------

Income before income taxes......................................         1,644         1,521        2,914       2,839

Income tax provision............................................           546           409          967         700
                                                                      --------      --------     --------    --------

Net income......................................................      $  1,098      $  1,112     $  1,947    $  2,139
                                                                      ========      ========     ========    ========

Basic earnings per share........................................      $   0.24      $   0.32    $    0.42   $    0.62
Diluted earnings per share......................................      $   0.23      $   0.30    $    0.41   $    0.58

     The accompanying notes to consolidated financial statements are an integral part of these statements.

                      PRIVATEBANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
               SIX MONTHS ENDED JUNE 30, 2000 AND 1999 (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   ACCUMULATED
                                                                       OTHER
                                                                      COMPRE-     DEFERRED                     TOTAL
                                 COMMON                 RETAINED      HENSIVE      COMPEN-      LOANS TO    STOCKHOLDERS'
                                 STOCK       SURPLUS    EARNINGS      INCOME       SATION       OFFICERS       EQUITY
                                 --------   ---------  ---------- ------------   ----------     ----------  --------------
Balance, December 31,
 1998.........................   $ 3,431    $ 22,274    $ 4,913   $    150       $  (544)       $ (950)      $ 29,274
 Net income...................        --          --      2,139         --            --            --          2,139
Net decrease in fair value of
 Securities classified as
 available-for-sale, net of
 income taxes and
 reclassification
 adjustments..................        --          --         --     (1,369)           --             --          (1,369)
                                 -------     -------    -------    -------       -------        -------        --------
Total comprehensive
 income.......................        --          --      2,139     (1,369)                          --             770
                                 -------     -------    -------    -------       -------        -------        --------
Cash dividends declared
 ($0.05 per share)............        --          --       (172)        --            --             --            (172)
Issuance of common stock......        21         326         --         --            --             --             347
Awards granted................        --          --         --         --          (347)            --            (347)
Amortization of deferred
 compensation.................        --          --         --         --            94             --              94
                                 -------    --------    -------   --------       -------        -------        --------
Balance, June 30, 1999........   $ 3,452    $ 22,600    $ 6,880   $ (1,219)      $  (797)       $  (950)       $ 29,966
                                 =======    ========    =======   ========       =======        =======        ========

Balance, December 31,
 1999.........................   $ 4,590    $ 39,761    $ 7,425   $ (2,812)      $  (759)       $(1,125)       $ 47,080
Net income....................        --          --      1,947         --            --             --           1,947
Net increase in fair value of
 securities classified as
 available-for-sale, net of
 income taxes and
 reclassification
 adjustments..................        --          --         --        518            --             --             518
                                 -------     -------    -------    -------       -------        -------        --------
Total comprehensive
 income.......................        --          --      1,947        518            --             --           2,465
                                 -------     -------    -------    -------       -------        -------        --------
Cash dividends declared.......
 ($0.05 per share)............        --          --       (230)        --            --             --            (230)
Issuance of common stock......        26         287         --         --            --             --             313
Awards granted................        --          --         --         --          (313)            --            (313)
Amortization of deferred
 compensation.................        --          --         --         --           130             --             130
Repayment of loans to
 officers.....................        --          --         --         --            --            100             100
                                 -------    --------    -------   --------       -------        -------        --------
Balance, June 30, 2000........   $ 4,616    $ 40,048    $ 9,142   $ (2,294)      $  (942)       $(1,025)       $ 49,545
                                 =======    ========    =======   ========       =======        =======        ========

     The accompanying notes to consolidated financial statements are an integral part of these statements.

                      PRIVATEBANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               SIX MONTHS ENDED JUNE 30, 2000 AND 1999 (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                               SIX MONTHS ENDED
                                                                                                   JUNE 30,
                                                                                             -----------------------
                                                                                               2000           1999
                                                                                             --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income...............................................................................    $  1,947      $  2,139
                                                                                             --------      --------
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization............................................................         371           251
Goodwill amortization....................................................................         319            --
Johnson Bank Illinois fair value accretion, net..........................................        (175)           --
Amortization of deferred compensation....................................................         130            94
Provision for loan losses................................................................         973           498
Gain on sale of securities...............................................................         (92)          (50)
Increase (Decrease) in deferred loan fees................................................         225           (10)
(Increase) in accrued interest receivable................................................        (635)         (535)
Increase in accrued interest payable.....................................................         772            --
Decrease (Increase) in other assets......................................................         854          (447)
Increase in other liabilities............................................................       1,137           130
                                                                                             --------      --------
 Total adjustments.......................................................................       3,879           (69)
                                                                                             --------      --------
 Net cash provided by operating activities...............................................       5,826         2,070
                                                                                             --------      --------

Cash flows from investing activities
Proceeds from maturities, paydowns, and sales of securities..............................      14,738        35,175
Purchase of securities available-for-sale................................................     (20,072)       (9,258)
Johnson Bank Illinois acquisition, net of cash received..................................     (15,753)           --
Capitalization of The PrivateBank (St. Louis)............................................      (8,000)           --
Net loan principal advanced..............................................................    (100,423)      (53,683)
Bank premises and equipment expenditures.................................................      (1,391)         (140)
                                                                                             --------      --------
 Net cash used in investing activities...................................................    (130,901)      (27,906)
                                                                                             --------      --------

Cash flows from financing activities
Net increase in total deposits...........................................................      54,237        10,038
Issuance of common stock.................................................................          --           347
Dividends paid...........................................................................        (230)         (172)
Net increase in funds borrowed...........................................................      50,302        11,000
                                                                                             --------      --------
 Net cash provided by financing activities...............................................     104,309        21,213
                                                                                             --------      --------

Net (decrease) increase in cash and cash equivalents.....................................     (20,766)       (4,623)

Cash and cash equivalents at beginning of year...........................................      44,183        15,514
                                                                                             --------      --------

Cash and cash equivalents at end of period...............................................    $ 23,417      $ 10,891
                                                                                             ========      ========

Non-cash transactions
Loan to executive officer for purchase of common stock...................................    $     --      $     --
                                                                                             ========      ========

     The accompanying notes to consolidated financial statements are an integral part of these statements.

                     PRIVATEBANCORP, INC. AND SUBSIDIARIES


                         NOTE 1 -- BASIS OF PRESENTATION

     The consolidated financial information of PRIVATEBANCORP, Inc. (the "Company") and its Subsidiaries, The PrivateBank and Trust Company (the "Bank" or "PrivateBank") and The PrivateBank (St. Louis), included herein is unaudited; however, such information reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation for the interim periods. The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.

     The annualized results of operations for the six months ended June 30, 2000, are not necessarily indicative of the results expected for the full year ending December 31, 2000. The accompanying consolidated financial statements are unaudited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, or cash flows in accordance with generally accepted accounting principles. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 1999 included in the Company's Annual Report on Form 10-K (File No. 000-25887).

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


                          NOTE 2 -- EARNINGS PER SHARE

     The following table shows the computation of basic and diluted earnings per share (in thousands except per share data):

                                                                         THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                              JUNE 30,                    JUNE 30,
                                                                       ---------------------       ----------------------
                                                                         2000          1999          2000          1999
                                                                       --------      --------      --------      --------
Net Income.....................................................        $ 1,098       $ 1,112       $ 1,947       $ 2,139
Average common shares outstanding..............................          4,601         3,452         4,596         3,443
Average common shares equivalent(1)............................            151           253           171           250
Weighted average common shares and common share
   equivalents.................................................          4,752         3,705         4,767         3,693
Net income per average common share - basic....................           0.24          0.32          0.42          0.62
Net income per average common share - diluted..................           0.23          0.30          0.41          0.58

-----------------
(1) Common shares equivalent result from stock options being treated as if they had been exercised and are computed by application of the treasury stock method.


                        NOTE 3 - NEW ACCOUNTING STANDARD

     Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Related Hedging Activities", amended by SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of SFAS No. 133--an Amendment of SFAS No. 133," and SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities," will, on January 1, 2001, require all derivatives to be recorded at fair value in the balance sheet, with changes in fair value recorded in the income statement. If derivatives are documented and effective as hedges, the change in the derivative fair value will be offset by an equal change in the fair value of the hedged item. All hedge ineffectiveness will be recognized immediately in earnings. The Statement may be adopted early at the start of a calendar quarter. The Company does not plan to adopt the Statement early and adoption is not expected to have a material impact since the Company does not have derivative instruments or hedging activity.

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


                           NOTE 4 - OPERATING SEGMENTS

     The Company has four major lines of business: Private Banking Services (Illinois), The PrivateBank (St. Louis), Trust Services and Holding Company Activities. For purposes of making operating decisions and assessing performance, management treats the Bank, The PrivateBank (St. Louis), the Trust Department and the Holding Company as four operating segments. The Company's investment portfolio is included in total assets of PrivateBank and reported in the results of Private Banking Services (Illinois). The business segments summarized below and in the following tables are primarily managed with a focus on various performance objectives including total assets, total deposits, borrowings, gross loans, total capital and net income. Indirect costs are allocated to the Trust Business from the Bank based on Trust full time equivalent employees as a percentage of total Bank employees.

PRIVATE BANKING SERVICES (ILLINOIS)

     PrivateBank, through its main offices located in downtown Chicago as well as five Illinois full-service suburban branches, provides personal and commercial banking services primarily to affluent individuals, professionals, entrepreneurs and their business interests. Until June 23, 2000, the date The PrivateBank (St. Louis) was established, PrivateBank also operated a loan production office in St. Louis and those activities are reflected in the segment reporting for Private Banking Services (Illinois). PrivateBank's commercial lending products include lines of credit for working capital, term loans for equipment and letters of credit to support the commitments made by its clients. Non-credit products include lock-box, cash concentration accounts, merchant credit card processing, electronic funds transfer, other cash management products and insurance. PrivateBank offers a full range of real estate lending products including fixed and floating rate permanent and mini-permanent mortgages and construction loans. Personal loans include installment loans and lines of credit, home equity loans and a wide variety of home mortgage loans.

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


                                             PRIVATE BANKING SERVICES
                                          ------------------------------
                                          JUNE 30, 2000    JUNE 30, 1999
                                          -------------    -------------
                                                  (IN THOUSANDS)

Total gross loans...................       $  578,627       $  336,080
Total assets........................          713,875          439,028
Total deposits......................          598,571          375,504
Total borrowings....................           48,044           31,000
Total capital.......................           61,573           29,209
Year-to-date net income.............       $    2,713       $    2,354

THE PRIVATEBANK (ST. LOUIS)

     The PrivateBank (St. Louis) was established as a new bank subsidiary of PrivateBancorp, Inc. on June 23, 2000, upon the Company's receipt of the final regulatory approval necessary to open a federal savings bank in St. Louis. The revenues and expenses associated with the St. Louis loan production office that was operated by PrivateBank prior to June 23, 2000, are included in PrivateBanking Services (Illinois).

     Commercial lending products include lines of credit for working capital, term loans for equipment and letters of credit to support the commitments made by its clients. Non-credit products include lock-box, cash concentration accounts, merchant credit card processing, electronic funds transfer, other cash management products and insurance. The PrivateBank (St. Louis) offers a full range of real estate lending products including fixed and floating rate permanent and mini-permanent mortgages and construction loans. Personal loans include installment loans and lines of credit, home equity loans and a wide variety of home mortgage loans. Individual banking services include interest bearing checking, money market deposit accounts, certificates of deposit, ATM/debit cards and investment brokerage accounts. Additionally, The PrivateBank (St. Louis) offers secured and unsecured personal loans and lines of credit. The PrivateBank (St. Louis) also offers domestic and international wire transfers and foreign currency exchange.


                                             THE PRIVATEBANK (ST. LOUIS)
                                          --------------------------------
                                          JUNE 30, 2000      JUNE 30, 1999
                                          -------------      -------------
                                                   (in thousands)
Total gross loans................            $ 4,894                  --
Total assets.....................              8,593                  --
Total deposits...................                596                  --
Total borrowings.................                 --                  --
Total capital....................              7,962                  --
Year-to-date Net loss............            $   (38)                 --

TRUST SERVICES

     PrivateBank's trust services include investment management, personal trust and estate services, custodial services, retirement accounts and brokerage and investment services. Investment management professionals work with trust clients to define objectives, goals and strategies of the clients' investment portfolios. PrivateBank assists its clients with the selection of an investment manager. Trust and estate account administrators work with clients and their attorneys to establish estate plans. Consistent with the PrivateBank philosophy, Trust Services emphasizes a high level of personal service, including prompt collection and reinvestment of interest and dividend income, weekly valuation, tracking of tax information, customized reporting and ease of security settlement.


                                                      TRUST SERVICES
                                             ---------------------------------
                                             JUNE 30, 2000       JUNE 30, 1999
                                             -------------       -------------
                                                       (in thousands)

Trust assets under administration.......       $ 762,000          $ 666,636
Year-to-date Net income.................       $      87          $      11

HOLDING COMPANY ACTIVITIES

     Holding Company Activities consist of parent company only matters. The holding company's most significant assets are its net investments in PrivateBank and in The PrivateBank (St. Louis). Holding Company Activities consist primarily of operating expenses. Recurring holding company operating expenses consist of amortization of restricted stock awards, other salary expense and miscellaneous professional fees.

                                                         HOLDING COMPANY
                                                            ACTIVITIES
                                                --------------------------------
                                                JUNE 30, 2000      JUNE 30, 1999
                                                -------------      -------------
                                                        (in thousands)

Total assets............................         $  70,375           $ 29,836
Total borrowings........................            20,500                 --
Interest expense........................               371                 --
Total capital...........................            49,545             29,966
Year-to-date net loss...................         $    (814)          $   (226)

     The following table identifies the significant differences between the sum of the reportable segments and the reported consolidated results for total assets:


                                                          TOTAL ASSETS
                                                --------------------------------
                                                JUNE 30, 2000      JUNE 30, 1999
                                                -------------      -------------
                                                         (in thousands)
Sum of reportable segments................        $  792,843         $  468,864
Adjustments...............................           (69,820)           (30,695)
                                                  ----------         ----------
Consolidated PrivateBancorp, Inc..........        $  723,023         $  438,169
                                                  ==========         ==========

     The adjustments to total assets presented in the table above represent the elimination of the net investment in PrivateBank and in The PrivateBank (St. Louis) in consolidation, the elimination of the Company's cash that is maintained in an account at PrivateBank, the reclassification of the unearned discount of loans and the reclassification related to deferred taxes.


              NOTE 5 - ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENT

     The carrying values and estimated fair values of financial instruments as of June 30, 2000, have not materially changed on a relative basis from the carrying values and estimated fair values of financial instruments disclosed as of December 31, 1999.

                       NOTE 6 - OTHER COMPREHENSIVE INCOME

     Change in fair value of securities available-for-sale is presented on a net basis on the Consolidated Statement of Changes in Stockholders' Equity. The following table discloses the changes in other comprehensive income as of June 30, 2000 and 1999, on a gross basis (in thousands):

                                                                     JUNE 30, 2000
                                                         -----------------------------------
                                                          BEFORE         TAX         NET OF
                                                            TAX       (BENEFIT)       TAX
                                                          AMOUNT       EXPENSE       AMOUNT
                                                         --------     ---------    ---------

Unrealized gains on securities available-for-sale--
Unrealized holding gains                                 $    877     $    298      $    579
Less:  reclassification adjustment for gain
 included in net income...............................         92           31            61
                                                         --------     --------      --------
Net unrealized gain...................................   $    785     $    267      $    518
                                                         ========     ========      ========

                                                                     JUNE 30, 1999
                                                         -----------------------------------
                                                          BEFORE         TAX         NET OF
                                                            TAX       (BENEFIT)       TAX
                                                          AMOUNT       EXPENSE       AMOUNT
                                                         --------     ---------    ---------
Unrealized (losses) on securities available-for-sale--
Unrealized holding (losses)...........................   $ (2,194)     $  (856)      $(1,338)
Less:  reclassification adjustment for gain
 included in net income...............................         50           19            31
                                                         --------     --------      --------
Net unrealized (losses)...............................   $ (2,244)    $   (875)     $ (1,369)
                                                         ========     ========      ========


                          NOTE 7 - CAPITAL TRANSACTIONS

     On June 23, 2000, the Company established The PrivateBank (St. Louis) as a federal savings bank in St. Louis, Missouri. The PrivateBank (St. Louis) was initially capitalized with $8.0 million of borrowed funds drawn from the Company's revolving credit facility. The PrivateBank (St. Louis) is a wholly owned subsidiary of the Company, and its financial condition and results of operations are included in the Company's consolidated financial statements.

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

                              NOTE 8 - ACQUISITIONS

     On August 3, 1999, in a stock for stock transaction, the Company completed its acquisition of Towne Square Financial Corporation, a company in the process of forming a de novo bank. At closing, the Company issued 91,668 shares of common stock and recorded a one-time $1.3 million charge that is non-deductible for tax purposes.

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

     The cash portion of the purchase price was funded with $7.5 million out of the remaining proceeds of the Company's initial public offering and $7.5 million from borrowings under a new, two-year, $18 million revolving credit facility with a commercial bank entered into at closing. The interest rate on borrowings under this revolving line is based on, at the borrower's option, either the lender's prime rate or a LIBOR-based rate.

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

     The following table summarizes the unaudited pro forma financial results for the six months ended June 30, 2000 and 1999 as if Johnson Bank Illinois had been acquired on January 1, 1999.

                                             JUNE 30, 2000        JUNE 30, 1999
                                             -------------        -------------
                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net interest income after provision for
 loan losses...............................   $  10,360              $   7,999
Total non-interest income..................       1,809                  1,621
Total non-interest expense.................       9,080                  7,215
Income taxes...............................       1,166                    590
Net income.................................       1,922                  1,815
Diluted earnings per share.................        0.40                   0.49

     The pro forma information is not necessarily indicative of the actual results of operations which would have occurred had the acquisition of Johnson Bank Illinois been consummated on January 1, 1999, nor is it indicative of future operating results.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
--------

     PRIVATEBANCORP, Inc. was organized as a Delaware corporation in 1989 to serve as the holding company for a de novo bank designed to provide highly personalized financial services primarily to affluent individuals, professionals, entrepreneurs and their business interests. Through the Company's banking subsidiaries, The PrivateBank and Trust Company and The PrivateBank (St. Louis), the Company provides its clients with traditional personal and commercial banking services, lending programs, and trust and asset management services. Using the European tradition of "private banking" as the model, PrivateBank strives to develop a unique relationship with clients, utilizing a team of managing directors to serve the client's individual and corporate banking needs, and tailoring products and services to meet such needs. PrivateBank's managing directors are strategically located in seven Midwestern United States locations. Currently, the Company has six Chicago-area offices:
Downtown Chicago, Wilmette, Illinois, Oak Brook, Illinois, St. Charles, Illinois, Lake Forest, Illinois, and Winnetka, Illinois. The Company also recently opened a new federal savings bank, The PrivateBank (St. Louis).

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

     During the second quarter 2000, the Company received regulatory approval to create a new subsidiary and on June 23, 2000, the Company capitalized The PrivateBank (St. Louis). The expansion into St. Louis is consistent with the Company's strategic objective of pursuing selective growth opportunities in other mid-western markets. The St. Louis based bank focuses on specific niches of clients who are seeking a higher level of service and a broad array of personalized banking and wealth management products. The PrivateBank (St. Louis) clients consist of individuals, small to medium-size businesses, commercial real estate investors and professionals.

     For financial information regarding the Company's four separate lines of business, Private Banking Services, The PrivateBank (St. Louis), Trust Services and Holding Company Activities, see "Note 4--Operating Segments" to the consolidated financial statements of the Company included in this report.

     The profitability of the Company's operations depends on net interest income, provision for loan losses, non-interest income, and non-interest expense. Net interest income is the difference between the income the Company receives on its loan and investment portfolios and its cost of funds, which consists of interest paid on deposits and borrowings. The provision for loan losses reflects the cost of credit risk in the loan portfolio. Non-interest income consists primarily of trust fee income, and to a lesser extent, net securities gains and fees for ancillary banking services. Noninterest expense includes salaries and employee benefits as well as occupancy, data processing, marketing, professional fees, insurance, goodwill and other expenses.

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

     Non-interest expenses are heavily influenced by the growth of operations. Growth in the Company directly affects the majority of the Company's expense categories. Profitability and expense ratios have been negatively impacted in 2000 due to the start-up operation of St. Charles, the acquisition of Johnson Bank Illinois, and the opening of The PrivateBank (St. Louis). It is expected that results for the remainder of 2000 will continue to be impacted to some extent by the start-up nature of operations in St. Charles, St. Louis and in the new offices acquired through the Johnson Bank Illinois transaction. The Company currently estimates that the St. Charles office will first become profitable early in 2001 and that The PrivateBank (St. Louis) will not begin to operate profitably until the last quarter of 2001.

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

RESULTS OF OPERATIONS - THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999

     Income for the second quarter 2000 was $1,098,000, or $0.23 per diluted share, compared to second quarter 1999 net income of $1,112,000, or $0.30 per diluted share. Second quarter 2000 net income includes a full quarter of financial results of the former Johnson Bank Illinois locations subsequent to their acquisition on February 11, 2000. Excluding the effect of goodwill amortization and acquisition interest expense associated with this transaction, the two offices located in Winnetka and Lake Forest have contributed $525,000 to the Company's net income on a year-to-date basis and $349,000 for the second quarter ended June 30, 2000.

     For the six months ended June 30, 2000, net income totaled $1,947,000, or $0.41 per diluted share, compared to $2,139,000, or $0.58 per diluted share, for the comparable period in 1999. The decrease in net income is primarily due to increasing operating expenses associated with the Company's expansion strategy which more than offset the Company's growth in net interest income and non-interest income for the six months ended 2000 as compared to the same period in 1999. The Company expects operating expenses to increase during the third quarter relative to second quarter 2000 levels primarily due to the opening of The PrivateBank (St. Louis) near the end of the second quarter.

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

     Net interest income was $6.0 million and $3.6 million during the three months ended June 30, 2000 and 1999, respectively, an increase of 67%. Average earning assets during the 2000 second quarter were $648.2 million, an increase of 55.6% over the prior year second quarter. The Company's net interest margin (tax equivalent net interest income as a percentage of earning assets) was 3.81% for the three months ended June 30, 2000, compared to 3.71% for the prior year period. During the second quarter 2000, increases in interest rates had an immediate repricing effect on floating rate assets. The timing of repricing of floating rate liabilities has lagged, resulting in an increased net interest margin for the second quarter 2000. During the next two quarters in 2000, the Company expects to experience margin pressure as increases in interest rates paid on deposits and other funding sources are likely to exceed the effect of higher rates earned on assets. In addition, the Company expects that new loan growth in the second half of 2000 will be funded with growth in deposits, supplemented by short-term borrowings and brokered deposits, at the higher current market rates.

     Net interest income was $10.9 and $7.0 million for the six months ended June 30, 2000 and 1999, respectively. Average earning assets increased by $199.1 million over the prior year period in 1999. The Company's net interest margin was 3.68% for the six months ended June 30, 2000 compared to 3.67% for the prior year period. Although rising interest rates have improved the yield on average earning assets, interest expense on deposits and other borrowed funds has correspondingly increased, resulting in reduced net interest spread between periods. Total net interest margin is relatively unchanged between the six month periods due to the increase in average non-interest bearing deposits for the six months ended June 30, 2000 compared to the six months ended June 30, 1999.

     The following tables present a summary of the Company's net interest income and related net interest margin, calculated on a tax equivalent basis (dollars in thousands):

                                                       THREE MONTHS ENDED                    THREE MONTHS ENDED
                                                          JUNE 30, 2000                        JUNE 30, 1999
                                              ----------------------------------    -------------------------------------
                                                AVERAGE     INTEREST       RATE        AVERAGE      INTEREST       RATE
                                              ----------- ------------   -------    -----------   -----------    --------
Short-term investments.....................    $   5,103    $      78      6.08%     $  3,102       $     33       4.23%
Investment securities(1)...................       98,938        1,763      7.13%      100,572          1,549       6.16%
Loans, net of unearned discount............      544,207       12,167      8.91%      312,922          6,218       7.97%
                                               ---------    ---------     -----      --------       --------      -----
Total earning assets.......................      648,248       14,008      8.61%      416,596          7,800       7.51%
                                               =========    =========     =====      ========       ========      =====

Interest bearing deposits..................    $ 515,103       $6,754      5.26%     $342,431       $  3,588       4.20%
Funds borrowed.............................       62,361        1,027      6.52%       22,284            360       6.39%
                                               ---------    ---------     -----      --------       --------      -----
Total interest bearing liabilities.........    $ 577,464        7,781      5.39%     $364,715          3,948       4.34%
                                               =========    =========     =====      ========       ========      =====
Tax equivalent net interest income.........                 $   6,227                               $  3,852
                                                            =========                               ========
Net interest spread........................                                3.22%                                   3.17%
Net interest margin........................                                3.81%                                   3.71%

                                                         SIX MONTHS ENDED                   SIX MONTHS ENDED
                                                          JUNE 30, 2000                       JUNE 30, 1999
                                               ---------------------------------    -----------------------------------
                                                AVERAGE     INTEREST      RATE       AVERAGE     INTEREST      RATE
                                               ---------   ----------    ------     ---------   ----------    ------
Short-term investments.....................     $ 16,240      $   465     5.67%    $  3,486      $    81      4.63%
Investment securities(1)...................       95,725        3,366     7.04%     105,366        3,355      6.37%
Loans, net of unearned discount............      498,155       21,642     8.65%     302,147       11,854      7.91%
                                                --------      -------     ----     --------      -------      ----
Total earning assets.......................     $610,120      $25,473     8.32%    $410,999      $15,290      7.49%
                                                ========      =======     ====     ========      =======      ====

Interest bearing deposits..................     $500,580      $12,809     5.13%    $341,112      $ 7,282      4.31%
Funds borrowed.............................       39,345        1,323     6.65%      18,756          504      5.35%
                                                --------      -------     ----     --------      -------      ----
Total interest bearing liabilities.........     $539,925      $14,132     5.24%    $359,868      $ 7,786      4.36%
                                                ========      =======     ====     ========      =======      ====
Tax equivalent net interest income ........                   $11,341                            $ 7,504
                                                              =======                            =======
Net interest spread........................                               3.08%                               3.13%
Net interest margin........................                               3.68%                               3.67%

-----------------
(1) Interest income on tax advantaged investment securities reflects a tax equivalent adjustment based on a marginal federal corporate tax rate of 34%. The total tax equivalent adjustment reflected in the above table is approximately $219,000 and $254,000 in the first three months of 2000 and 1999, respectively, and $439,000 and $491,000 for the six months ended 2000 and 1999, respectively.

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

                        THREE MONTHS ENDED JUNE 30, 2000
                  COMPARED TO THREE MONTHS ENDED JUNE 30, 1999
                             (DOLLARS IN THOUSANDS)

                                          CHANGE          CHANGE           CHANGE          TOTAL
                                        DUE TO RATE    DUE TO VOLUME     DUE TO MIX        CHANGE
                                        -----------    -------------     ----------      --------
Short-term investments...............     $    14          $    21          $   10       $     45
Investment securities................         243              (25)             (4)           214
Loans, net of unearned discount......         731            4,583             635          5,949
                                           ------          -------          ------       --------
 Total interest income...............         988            4,579             641          6,208
                                           ------          -------          ------       --------

Interest bearing deposits............         902            1,803             461          3,166
Funds borrowed.......................          10              632              25            667
                                           ------          -------          ------       --------
 Total interest expense..............         912            2,435             486          3,833
                                           ------          -------          ------       --------

Net interest income..................      $   76          $ 2,144          $  155       $  2,375
                                           ======          =======          ======       ========

                         SIX MONTHS ENDED JUNE 30, 2000
                   COMPARED TO SIX MONTHS ENDED JUNE 30, 1999
                             (dollars in thousands)

                                          CHANGE          CHANGE           CHANGE        TOTAL
                                        DUE TO RATE    DUE TO VOLUME     DUE TO MIX      CHANGE
                                        -----------    -------------     ----------      ------
Short-term investments...............     $     18       $   294         $    72        $   384
Investment securities................          351          (305)            (35)            11
Loans, net of unearned discount......        1,112         7,710             966          9,788
                                          --------       -------         -------        -------
   Total interest income.............        1,481         7,699           1,003         10,183
                                          --------       -------         -------        -------

Interest bearing deposits............        1,391         3,418             718          5,527
Funds borrowed.......................          121           548             150            819
                                          --------       -------         -------        -------
   Total interest expense............        1,512         3,966             868          6,346
                                          --------       -------         -------        -------
Net interest income..................     $    (31)      $ 3,733         $   135        $ 3,837
                                          ========       =======         =======        =======

PROVISION FOR LOAN LOSSES

     The Company's provision for loan losses was $662,000 for the second quarter of 2000, compared to $213,000 for the comparable period in 1999. The Company's provision for loan losses was $973,000 for the six months ended June 30, 2000 compared to $498,000 for the comparable period in 1999. Increases in the provision for loan losses for the six months ended June 30, 2000 as compared to the prior year period are largely due to increasing loan volumes.

     The Company provides for an adequate allowance for loan losses that are probable and inherent in the portfolio. Increases in the provision for loan losses reflect the latest assessment of the inherent losses in the loan portfolio. A discussion of the allowance for loan losses and the factors on which provisions are based begins on page 19.

NON-INTEREST INCOME

     Non-interest income for the quarter grew to $751,000, reflecting an increase of $235,000, or 45.5% higher than in the second quarter of 1999. The increase is primarily attributable to increases in service charge income and trust fee revenues. Service charge income increased $107,000 over the prior year quarter primarily due to fees earned on accounts related to the acquisition of Johnson Bank Illinois. Trust fee revenue increased to $551,000 as compared to the prior year quarter of $445,000. Trust assets under administration increased to $761.8 million at June 30, 2000 compared to $666.6 million at June 30, 1999, an increase of 14.3 percent. The completion of the Johnson Bank Illinois acquisition increased trust assets under administration by approximately $50.0 million and expanded the Company's trust services beyond the Chicago office with the addition of trust staff to its suburban offices.

     Non-interest income increased approximately $515,000 or 54%, to $1,473,000 for the first half of 2000, as compared to $958,000 for the comparable period in 1999. Trust income increased by $325,000 to $1,090,341 for the six months ended June 30, 2000, reflecting an increase of 42.4% over the six months ended June 30, 1999. Service charge revenue increased by $126,000 to $256,000 for the six months ended June 30, 2000 compared to $130,000 for the six months ended June 30, 1999. This increase is primarily attributable to the addition of the former Johnson Bank Illinois offices in Winnetka and Lake Forest. The increase is partially attributable to the recognition of $92,000 in securities gains during the first quarter 2000.

NON-INTEREST EXPENSE

                                                           THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                JUNE 30,                        JUNE 30,
                                                       -------------------------      --------------------------
                                                          2000            1999           2000           1999
                                                       ----------       --------      ----------      ----------
                                                             (IN THOUSANDS)                  (IN THOUSANDS)
Salaries and employee benefits.....................     $  1,818        $  1,088        $ 3,695        $  2,203
Occupancy..........................................          764             373          1,377             725
Professional fees..................................          596             273          1,171             404
Marketing..........................................          300             132            609             285
Data processing....................................          190             116            353             247
Postage, telephone and delivery....................          167              73            283             160
Office supplies and printing.......................          122              61            235             108
Insurance..........................................           70              38            138              79
Goodwill...........................................          206              --            319              --
Other expense......................................          219             225            309             423
                                                        --------        --------        -------         -------
Total non-interest expense.........................     $  4,452        $  2,379        $ 8,489         $ 4,634
                                                        ========        ========        =======         =======

     Non-interest expense for the second quarter of 2000 increased by 87.1% or $2.1 million as compared to the year earlier quarter. The increase from the prior year level is due to expenses incurred in connection with the Company's expansion initiatives. Non-interest expense for the second quarter 2000 includes operating expenses of $309,000 and $413,000 related to the St. Charles and the St. Louis offices, respectively. The Company expects operating expenses for The PrivateBank (St. Louis) to increase for the remainder of 2000. Additionally, the second quarter 2000 results reflect the addition of the two new locations acquired through the Johnson Bank Illinois transaction which increased operating expenses by $620,000 for the six months ended June 30, 2000 compared to the prior year period. Operating expenses for these locations have almost doubled since the first quarter, because the acquisition was consummated during the middle of the first quarter 2000. Goodwill expense contributed to the increase in non-interest expense in the amount of $206,000 for the second quarter 2000 reflecting a full quarter of amortization resulting from the Johnson Bank Illinois acquisition. The remaining increase in non-interest expense is due to overall growth in salaries and benefits, professional services and marketing costs at the existing PrivateBank offices.

     The Company's efficiency ratio increased to 63.8% for the second quarter 2000 from 57.2% for the 1999 second quarter. While the efficiency ratio has improved from the first quarter of 2000, the increase over the prior year quarter indicates that on a tax-equivalent basis, in the second quarter of 2000 the Company spent 63.8 cents to generate each dollar of revenue, compared to only 57.2 cents in the second quarter of 1999. The increased level of operating expenses are primarily the result of the Company's expansion strategy. The Company expects the efficiency ratio to remain high until business development efforts at the new offices generate revenue sufficient to offset the growth in operating expenses.

     For the second quarter of 2000, salaries and benefits increased by approximately $1.5 million reflecting the Company's increased level of full time equivalent employees to 133 people versus 83 at June 30, 1999. The increase is due primarily to the increased number of employees, including the senior officers responsible for opening the St. Charles and St. Louis offices, as well as the addition of employees from the Johnson Bank Illinois acquisition. The main office in Chicago has also experienced growth in personnel during the second quarter 2000 in response to the overall growth of the organization and to increased staffing needs to support a public company.

     During the quarter ended June 30, 2000, professional fees increased by $323,000 over the prior year quarter. The increase in professional fees reflects increased legal, accounting and information-system consultation services. Marketing expenses increased by $168,000 due to the use of a public relations firm and investments in new marketing materials describing the Company's new offices and products.

INCOME TAXES

     The following table shows the Company's income before income taxes, applicable income taxes and effective tax rate for the six months ended June 30, 2000 and 1999, respectively (in thousands):


                                                       SIX MONTHS ENDED
                                                           JUNE 30,
                                                    ----------------------
                                                      2000         1999
                                                    --------     ---------
Income before taxes..............................    $2,914       $2,839
Income tax provision.............................       967          700
Effective tax rate...............................      33.2%        24.7%

     The effective income tax rate varies from statutory rates principally due to certain interest income which is tax-exempt for federal or state purposes, and certain expenses which are disallowed for tax purposes. During 1999, the Company initiated a tax-advantaged investment program and increased the Company's municipal bond portfolio as a percentage of total investments. This tax strategy had the effect of lowering the Company's effective tax rate during the first and second quarters of 1999 and throughout the entire year. The effective tax rate for 1999 was 30.1%. During the first quarter 2000, the Johnson Bank Illinois acquisition caused the Company's effective tax rate to increase since the acquired investment portfolio did not include federally tax-exempt municipal securities.


                               FINANCIAL CONDITION

     Total assets were $723.0 million at June 30, 2000, an increase of $284.8 million, or 65.0% over the $438.2 million a year earlier, and an increase of $204.3 million, or 39.4% over the $518.7 million at December 31, 1999. The balance sheet growth was accomplished mainly through the acquisition of Johnson Bank Illinois, loan growth throughout the Company, and increased borrowings used to capitalize The PrivateBank (St. Louis).

LOANS

     Total loans increased $248.2 million, or 74.0%, from $335.3 million at June 30, 1999, and $186.2 million, or 46.9%, from $397.3 million at December 31, 1999.

     The following table sets forth the Company's loan portfolio net of unearned discount by category (in thousands):

                                       JUNE 30,    DECEMBER 31,     JUNE 30,
                                         2000         1999            1999
                                      ---------    -----------     ---------
LOANS:
Commercial real estate..............  $ 200,088     $ 146,368      $ 116,802
Residential real estate.............     92,006        72,972         62,085
Commercial..........................    153,416        67,026         63,520
Personal(1).........................     99,191        81,893         72,131
Construction........................     38,821        29,018         20,768
 Total loans........................  $ 583,522     $ 397,277      $ 335,306
                                      =========     =========      =========
----------------
(1)   Includes home equity loans and overdraft lines.

ALLOWANCE FOR LOAN LOSSES

     Loan quality is continually monitored by management and reviewed by the loan/investment committee of the Boards of Directors of the banks on a monthly basis. The amount of additions to the allowance for loan losses which is charged to earnings through the provision for loan losses is determined based on a variety of factors, including assessment of the credit risk of the portfolio, delinquent loans, evaluation of current economic conditions in the market area, actual charge-offs during the year and historical loss experience.

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

     The allowance for loan losses as a percentage of total loans was 1.0% as of June 30, 2000, 1.1% as of December 31, 1999 and 1.2% as of June 30, 1999. The
decrease in the allowance for loan losses as a percentage of total loans as of June 30, 2000 is primarily attributable to the charge-off of a commercial credit during the second quarter 2000. Net charge-offs for the six months ended June 30, 2000 and 1999 were $396,000 and $5,000, respectively. The increase in net charge-offs during 2000 is due primarily to a single commercial credit. In management's judgment, an adequate allowance for loan losses has been established. Management judges the adequacy of the allowance by formally reviewing and analyzing potential problem credits, which entails assessing current and historical loss experience, loan portfolio trends, prevailing economic and business conditions, specific loan review and other relevant factors.

     Following is a summary of changes in the allowance for loan losses for the six months ended June 30, 2000 and 1999 (in thousands):

                                                            2000         1999
                                                         ----------   ----------

Balance, January 1...................................... $   4,510    $  3,410
Johnson Bank Illinois acquisition allowance for loan
 loss...................................................       864          --
Provision charged to operations.........................       973         498
Loans charged-off (net).................................      (396)         (5)
Balance, June 30........................................ $   5,951    $  3,903
                                                         =========    ========

NONACCRUAL AND NONPERFORMING LOANS

     Nonaccrual loans were relatively stable at $635,000 as of June 30, 2000, compared to $600,000 as of December 31, 1999, up from $94,000 at June 30, 1999.

     Nonperforming loans include nonaccrual loans and accruing loans which are 90 days or more delinquent. Nonperforming loans were $975,000 as of June 30, 2000, compared to $823,000 at December 31, 1999 and $804,000 at June 30, 1999.
Nonperforming loans were .17%, .21% and .24% of total loans as of June 30, 2000, December 31, 1999 and June 30, 1999, respectively. Nonperforming loans were
 .13%, .16% and .18% of total assets as of June 30, 2000, December 31, 1999 and June 30, 1999, respectively.

INVESTMENT SECURITIES

     The amortized cost and the estimated fair value of securities as of June 30, 2000, December 31, 1999 and June 30, 1999, were as follows (in thousands):

                                                    INVESTMENT SECURITIES -- AVAILABLE-FOR-SALE
                                             ---------------------------------------------------------
                                                                   JUNE 30, 2000
                                             ---------------------------------------------------------
                                                              GROSS           GROSS        ESTIMATED
                                             AMORTIZED      UNREALIZED      UNREALIZED       FAIR
                                               COST           GAINS           LOSSES         VALUE
                                             ---------      ----------      ----------     -----------
U.S. Treasury.............................  $     500       $      1         $    --         $    501
U.S. Government Agency Obligations........     50,259             91            (638)          49,712
Municipals................................     37,059              3          (2,882)          34,180
Other(1)..................................     12,914             --            (339)          12,575
                                            ---------       --------         -------         --------
                                            $ 100,732       $     95         $(3,859)        $ 96,968
                                            =========       ========         =======         ========

                                                    INVESTMENT SECURITIES -- AVAILABLE-FOR-SALE
                                             ---------------------------------------------------------
                                                                   DECEMBER 31, 1999
                                             ---------------------------------------------------------
                                                              GROSS           GROSS        ESTIMATED
                                             AMORTIZED      UNREALIZED      UNREALIZED       FAIR
                                               COST           GAINS           LOSSES         VALUE
                                             ---------      ----------      ----------     -----------
U.S. Government Agency Obligations........   $ 26,695       $     --        $   (708)       $ 25,987
Municipals................................     37,116              9          (3,511)         33,614
Other(1)..................................     11,933             --            (400)         11,533
                                            ---------       --------        --------        --------
                                             $ 75,744       $      9        $ (4,619)       $ 71,134
                                            =========       ========        ========        ========

                                                    INVESTMENT SECURITIES -- AVAILABLE-FOR-SALE
                                             ---------------------------------------------------------
                                                                   JUNE 30, 1999
                                             ---------------------------------------------------------
                                                              GROSS           GROSS         ESTIMATED
                                             AMORTIZED      UNREALIZED      UNREALIZED         FAIR
                                               COST           GAINS           LOSSES          VALUE
                                             ---------      ----------      ----------     -----------
U.S. Treasury.............................   $   5,007        $   12        $     --        $  5,019
U.S. Government Agency Obligations........      34,219            70            (265)         34,024
Municipals................................      39,911            84          (1,821)         38,174
Other(1)..................................      11,887            --             (78)         11,809
                                             ---------        ------        --------        --------
                                             $  91,024        $  166        $ (2,164)       $ 89,026
                                             =========        ======        ========        ========
----------------
(1)   Represents corporate and equity securities.

     All securities are classified as available-for-sale and may be sold as part of the Company's asset/liability management strategy in response to changes in interest rates, liquidity needs or significant prepayment risk. Securities available-for-sale are carried at fair value, with related unrealized net gains or losses, net of deferred income taxes, recorded as an adjustment to equity capital. As of June 30, 2000, net unrealized losses of $2.3 million resulted in a decrease in reported stockholders' equity. This was an increase of $1.1 million from net unrealized losses of $1.2 million recorded as part of equity at June 30, 1999, and a decrease of $500,000 from net unrealized losses of $2.8 million recorded as part of stockholders' equity as of December 31, 1999.

     Securities available for sale increased to $97.0 million as of June 30, 2000, up 36.3% from $71.1 million as of December 31, 1999 and up 9.0% from $89.0 million as of June 30, 1999. The general increase in investment securities is the result of the acquisition of the Johnson Bank Illinois portfolio. Following the acquisition of Johnson Bank Illinois, the Company sold approximately $9.7 million of the former Johnson Bank Illinois investment securities portfolio as part of the Company's realignment of its available-for-sale investment securities portfolio. The sale resulted in the recognition of $92,000 of investment securities gains during the first half of 2000. The proceeds from the sale of investment securities were reinvested in U.S. government agency securities.

     U.S. government agency securities and collateralized mortgage obligations increased 91.3% and 46.1% to $49.7 million as of June 30, 2000 from $26.0 and $34.0 million as of December 31, 1999 and June 30, 1999, respectively. The increase in U.S. government agency securities resulted primarily from the Johnson Bank Illinois acquisition. Municipal securities remained relatively unchanged at June 30, 2000 from the year-end amount of $33.6 million. Municipal securities decreased 10.5% to $34.2 million as of June 30, 2000 compared to the prior year period. The decrease is due to securities that were called or matured during the period. The gross unrealized loss in the Municipal portfolio increased because of higher interest rates at June 30, 2000 compared to June 30, 1999. Corporate and equity securities increased slightly due to the Johnson Bank Illinois acquisition. Management does not consider any of these changes to represent a change in the management philosophy of the investment portfolio.

DEPOSITS AND FUNDS BORROWED

     Total deposits of $598.9 million as of June 30, 2000 represent an increase of $145.8 million or 32.2% from $453.1 million as of December 31, 1999, and a 59.7% increase from $375.0 million as of June 30, 1999. Non-interest-bearing deposits were $50.0 million as of June 30, 2000, approximately $13.2 million more than the $36.8 million reported as of December 31, 1999, and $15.7 million more than at June 30, 1999. Interest-bearing demand deposits increased 2.1% to $34.1 million as of June 30, 2000 compared to December 31, 1999, and 29.7% over June 30, 1999. Savings and money market deposit accounts increased by approximately $53.7 million to $257.8 million at June 30, 2000 as compared to December 31, 1999, and $81.3 million more than the amount reported as of June 30, 1999. Other time deposits increased by approximately $39.1 million to $196.3 million as compared with the December 31, 1999 balance of $157.2 million, and $58.3 million over the June 30, 1999 balance of $138.0 million. Brokered deposits increased to $60.8 million at June 30, 2000 from $21.7 million at December 31, 1999. There were no brokered deposits as of June 30, 1999.

     The Company's membership in the Federal Home Loan Bank System gives it the ability to borrow funds from the Federal Home Loan Bank of Chicago (FHLB) for short- or long-term purposes under a variety of programs. The Company has periodically used services of the FHLB for short-term funding needs and other correspondent services.

     FHLB borrowings totaled $15.0 million and $28.0 million as of December 31, 1999 and June 30, 1999, respectively, and represented fixed advances maturing in less than three months. As of June 30, 2000, the Company had $44.0 million of FHLB borrowings outstanding as follows:

            DEBT TYPE               AMOUNT          CONTRACTUAL RATE           MATURITY       CALLABLE
            ---------               ------          ----------------           --------       --------
Fixed advance                     $30,000,000             6.91%                12/06/00          N/A
Callable floating-rate advance     10,000,000   LIBOR minus 5 basis points     05/01/01       11/01/00
Callable fixed advance              4,000,000             5.40%                08/27/04       08/27/00

     As of June 30, 2000, repurchase agreements of approximately $1.5 million were outstanding in addition to $2.4 million of fed funds purchased. As of June 30, 1999, no repurchase agreements were outstanding and fed funds purchased of $3.0 million were included in Funds Borrowed.

     On February 11, 2000, to effect the Johnson Bank Illinois acquisition, the Company borrowed $7.5 million under a new, two-year, $18.0 million revolving credit facility at an initial rate of 7.20%. During the second quarter 2000, the Company increased borrowings under the revolving credit facility by approximately $8.0 million in order to capitalize The PrivateBank (St. Louis). The interest rate on borrowings under the revolving line is based on, at the borrower's option, either the lender's prime rate or a LIBOR-based rate. The Company also entered into a subordinated note issued to Johnson International in the principal amount of $5.0 million as part of the $20.0 million purchase price. The interest rate on the subordinated note is set each quarter based on the 90-day LIBOR rate. The initial rate of interest on the subordinated note was 6.60%. The interest rate on the revolving line reset to 7.49% on April 1, 2000 and the interest rate on the subordinated note reset to 7.22% on May 11, 2000.

CAPITAL RESOURCES

     Stockholders' equity rose to $49.5 million, an increase of $2.4 million from the 1999 year-end level, due to year-to-date 2000 net income and to an increase in Accumulated Other Comprehensive Income. The change in the fair value of the available-for-sale investment portfolio increased stockholders' equity by $0.5 million net of tax as of June 30, 2000 as compared to December 31, 1999.

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

     The following table reflects various consolidated measures of capital at June 30, 2000 and December 31, 1999:

                                                 JUNE 30, 2000    DECEMBER 31, 1999     JUNE 30, 1999
                                                 -------------    -----------------     -------------
Leverage ratio.................................      6.23%            10.77%                7.63%
Tier 1 risk-based capital ratio................      7.17%            12.84%                9.63%
Total risk-based capital ratio.................      9.05%            13.96%               10.77%
 Total equity to total assets..................      6.85%             9.08%                6.83%

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

     At June 30, 2000, the Company continued to exceed the minimum levels of all regulatory capital requirements, and was considered "adequately-capitalized" under regulatory standards. At June 30, 2000, the Company's total risk based capital ratio was 9.05%. With the exception of the total risk-based capital ratio, the Company exceeded the well capitalized levels of all regulatory capital requirements. The Company has committed to the Federal Reserve Bank of Chicago to raising all capital ratios above the "well-capitalized" thresholds under all regulatory standards by March 31, 2001. The Bank was considered "well-capitalized" under all regulatory standards, including total risk based capital ratio.

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

     Net cash inflows provided by operations were $5.8 million in the first six months of 2000 compared to a net inflow of $2.1 million a year earlier. Net cash outflows from investing activities were $130.9 million in the first six months of 2000 compared to a net cash outflow of $27.9 million a year earlier. Cash inflows from financing activities in the first six months of 2000 were $104.3 million compared to a net inflow of $21.2 million in the first six months of 1999.

     In the event of short-term liquidity needs, the Bank may purchase federal funds from correspondent banks. The Company's membership in the Federal Home Loan Bank System gives it the ability to borrow funds from the FHLB for short- or long-term purposes under a variety of programs.

                ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

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

     The following tables illustrate the estimated interest rate sensitivity and periodic and cumulative gap positions calculated as of June 30, 2000 and 1999:

                                                                       JUNE 30, 2000
                                          ---------------------------------------------------------------------
                                                               TIME TO MATURITY OR REPRICING
                                          ---------------------------------------------------------------------
                                                                  (DOLLARS IN THOUSANDS)
                                          0-90 DAYS     91-365 DAYS      1-5 YEARS      OVER 5 YEARS       TOTAL
                                          ---------     -----------      ---------      ------------     ---------
INTEREST-EARNING ASSETS
Loans.................................    $ 315,724     $    48,714      $ 202,213        $  16,871      $ 583,522
Investments...........................        4,695           2,312         35,558           54,404         96,969
Federal funds sold....................        5,076              --             --               --          5,076
                                           --------     -----------      ---------        ---------      ---------
Total interest-earning assets.........     $325,495     $    51,026      $ 237,771        $  71,275      $ 685,567
                                           ========     ===========      =========        =========      =========

INTEREST-BEARING LIABILITIES
Interest-bearing demand...............     $     --     $        --      $      --        $  34,062      $  34,062
Savings and money market..............      147,244         103,177             --            7,401        257,822
Time deposits.........................      102,622         108,973         42,215            3,237        257,047
Funds borrowed........................       23,044          45,500             --               --         68,544
                                           --------     -----------      ---------        ---------      ---------
Total interest-bearing liabilities....     $272,910     $   257,650      $  42,215        $  44,700      $ 617,475
                                           ========     ===========      =========        =========      =========

CUMULATIVE
 Rate sensitive assets (RSA)..........     $325,495     $   376,521      $ 614,292        $ 685,567
 Rate sensitive liabilities (RSL).....     $272,910     $   530,560      $ 572,775        $ 617,475
    GAP (GAP=RSA-RSL).................     $ 52,585     $  (154,039)     $  41,517        $  68,092
RSA/RSL...............................       119.27%          70.97%        107.25%          111.03%
RSA/Total assets......................        45.02%          52.08%         84.96%           94.82%
RSL/Total assets......................        37.75%          73.38%         79.22%           85.40%
GAP/Total assets......................         7.27%          21.30%          5.74%            9.42%
GAP/Total RSA.........................        16.16%          40.91%          6.76%            9.93%

                                                                       JUNE 30, 1999
                                          -------------------------------------------------------------------------
                                                               TIME TO MATURITY OR REPRICING
                                          -------------------------------------------------------------------------
                                                                  (DOLLARS IN THOUSANDS)
                                          0-90 DAYS       91-365 DAYS       1-5 YEARS       OVER 5 YEARS       TOTAL
                                          ---------       -----------       ---------       ------------     ---------
INTEREST-EARNING ASSETS
Loans.................................    $  183,041       $   21,709       $ 116,639        $   13,304      $  334,693
Investments...........................         9,372           21,645          23,041            36,966          91,024
Federal funds sold....................           995               --              --                --             995
                                          ----------       ----------       ---------        ----------      ----------
Total interest-earning assets.........    $  193,408       $   43,354       $ 139,680        $   50,270      $  426,712
                                          ==========       ==========       =========        ==========      ==========

INTEREST-BEARING LIABILITIES
Interest-bearing demand...............            --               --              --        $   26,286      $   26,286
Savings and money market..............    $  133,888       $   41,887              --               707         176,482
Time deposits.........................        92,557           40,868           4,572                --         137,997
Funds borrowed........................        31,000               --              --                --          31,000
                                          ---------        ----------       ---------        ----------      ----------
Total interest-bearing liabilities....    $  257,445       $   82,755       $   4,572        $   26,993      $  371,765
                                          ==========       ==========       =========        ==========      ==========

CUMULATIVE
 Rate sensitive assets (RSA)..........    $  193,408       $  236,762       $ 376,442       $  426,712
 Rate sensitive liabilities (RSL).....    $  257,445       $  340,200       $ 344,772       $  371,765
    GAP (GAP=RSA-RSL).................    $  (64,037)      $ (103,438)      $  31,670       $   54,947
RSA/RSL...............................          75.1%            69.6%          109.2%           114.8%
RSA/Total assets......................          44.1%            54.0%           85.9%            97.4%
RSL/Total assets......................          58.8%            77.6%           78.7%            84.8%
GAP/Total assets......................          14.6%            23.6%            7.2%            12.5%
GAP/Total RSA.........................          15.0%            24.2%            7.4%            12.9%

     The following table shows the impact of an immediate 200 basis point change in interest rates, assessed through the use of a simulation model, that attempts to measure the effect of rising and falling interest rates over the next two-year horizon in a rapidly changing rate environment.

                                                             JUNE 30, 2000                     JUNE 30, 1999
                                                     ---------------------------     ------------------------------
                                                     +200 BASIS       -200 BASIS       +200 BASIS        -200 BASIS
                                                       POINTS           POINTS           POINTS             POINTS
                                                     ----------       ----------     --------------      -----------
Percentage change in net interest income due
 to an immediate 200 basis point change in
 interest rates over a two-year time horizon.....      -2.28%            6.36%            -8.1%              10.4%

     This table shows that if there had been an instantaneous parallel shift in the yield curve of +200 basis points as of June 30, 2000 and June 30, 1999, the Company would suffer a decline in net interest income of 2.28% and 8.1%, respectively, over a two-year horizon based on its net earning asset portfolios as of such dates. Conversely, a like shift of -200 basis points would increase net interest income by 6.36% over a two-year horizon based on June 30, 2000 balances, down from 10.4% measured on the basis of the June 30, 1999 portfolio.

     Changes in the effect on net interest income from a 200 basis point movement as of June 30, 2000 as compared to June 30, 1999 are due partially to the addition of assets and liabilities from the Johnson Bank Illinois acquisition. As these assets and liabilities are more fixed rate in nature the impact of changed rates over a two-year horizon shows a reduced effect at June 30, 2000 as compared to June 30, 1999. In addition, the Company increased its term borrowings and brokered deposits during the second quarter 2000. These additional funding sources mature or reprice within three months to three years. As a result, changed rates show a reduced dollar impact over a two-year horizon as of June 30, 2000 compared to June 30, 1999. In addition, management's likely reaction to changes in interest rates is incorporated in assumptions made in these calculations. Differences in these assumptions between the reporting periods have also had the effect of reducing the impact of a changing interest rate environment.

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

               SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES
                          LITIGATION REFORM ACT OF 1995

     This report contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, can generally be identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Company include, but are not limited to, fluctuations in market rates of interest and loan and deposit pricing; a deterioration of general economic conditions in the Company's market areas; legislative or regulatory changes; adverse developments in the Company's loan or investment portfolios; lower than expected business levels or higher than anticipated costs relating to the Company's newly established St. Louis, Missouri office; significant increases in competition; and the possible dilutive effect of potential acquisitions or expansions. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a)  The Annual Meeting of Stockholders was held on May 25, 2000.

     (b) At the Annual Meeting of Stockholders, the following matters were submitted to and approved by a vote of Stockholders:

          (1) The election of five Class II directors for a term ending at the Annual Meeting of Stockholders to be held in 2003:

               Directors                Votes For                Votes Withheld
               ---------                ---------                --------------

               Donald Beal              4,041,100                    13,205
               John Gorman              4,042,300                    12,005
               Caren Reed               3,998,112                    56,193
               Donald Roubitchek        3,999,212                    55,093
               Michael Susman           4,026,300                    28,005

          (2) Approval of an amendment to the PrivateBancorp, Inc., Amended and Restated Stock Incentive Plan


                                        Votes For              Votes Against         Abstentions
                                        ---------              -------------         -----------
                                        3,793,908              222,407               37,990

          (3) Ratification of the appointment of Arthur Andersen LLP as the Company's independent auditors:

                                        Votes For              Votes Against         Abstentions
                                        ---------              -------------         -----------
                                        4,020,490              31,335                2,480

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

          Exhibits 10.1 - PrivateBancorp, Inc. Amended and Restated Stock Incentive Plan (filed as Appendix A to the Company's Proxy Statement for its 2000 Annual Meeting of Stockholders and incorporated herein by reference).

          Exhibit 27 - Financial Data Schedule.

     (b)  Filings on Form 8-K.

          (1) Current Report on Form 8-K dated April 24, 2000, filed with the SEC on April 24, 2000.

          (2) Current Report on Form 8-K/A dated February 11, 2000 filed with the SEC on April 26, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  PRIVATEBANCORP, INC.
                                                  (Registrant)

                                             By:  /s/ Ralph B. Mandell
                                                  ------------------------------
                                                  Ralph B. Mandell,
                                                  Chairman, President and
                                                  Chief Executive Officer

                                             By:  /s/ Donald A. Roubitchek
                                                  ------------------------------
                                                  Donald A. Roubitchek,
                                                  Chief Financial Officer
                                                  (principal financial officer)

                                             By:  /s/ Lisa M. O'Neill
                                                  ------------------------------
                                                  Lisa M. O'Neill,
                                                  Controller
                                                  (principal accounting officer)

Date:     August 14, 2000

                                  EXHIBIT INDEX

Exhibit No.    Description
-----------    -----------

10.1 PrivateBancorp, Inc. Amended and Restated Stock Incentive Plan (filed as Appendix A to the Company's Proxy Statement for its 2000 Annual Meeting of Stockholders and incorporated herein by reference).

27             Financial Data Schedule