Form 10-Q
period 2000-09-30
PRIVATEBANCORP INC
filed 2000-11-14
CIK 889936

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2000

                                       or

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

================================================================================
           CLASS                           OUTSTANDING AS OF NOVEMBER 10, 2000
--------------------------------------------------------------------------------
    Common, no par value                              4,623,532
================================================================================

                              PRIVATEBANCORP, INC.

                           FORM 10-Q Quarterly Report

                                Table of Contents

                                                                           Page
                                                                          Number
                                                                          ------

Selected Financial Data........................................................1

                                     PART I

Item 1.  Financial Statements..................................................3

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations............................................13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........24

                                     PART II

Item 1.  Legal Proceedings....................................................28

Item 2.  Changes in Securities and Use of Proceeds............................28

Item 3.  Defaults upon Senior Securities......................................28

Item 4.  Submission of Matters to a Vote of Security Holders..................28

Item 5.  Other Information....................................................28

Item 6.  Exhibits and Reports on Form 8-K.....................................28

Signatures....................................................................29

Exhibit Index.................................................................30

SELECTED FINANCIAL DATA

     The following table summarizes certain selected consolidated financial information of PrivateBancorp, Inc. at or for the periods indicated. This information should be used in conjunction with the unaudited consolidated financial statements and related notes included pursuant to Item 1 of this report.


                                                                           QUARTER ENDED
                                                   -----------------------------------------------------------------
                                                    09/30/00      06/30/00      03/31/00      12/31/99      09/30/99
                                                   ---------     ---------     ----------     --------      --------
                                                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

SELECTED STATEMENT OF INCOME DATA:
Interest income:
   Loans, including fees......................     $  13,540     $  12,167     $    9,475     $  7,737      $  7,006
   Federal funds sold and interest-bearing
      deposits................................           357            78           387           115           134
   Securities.................................         1,813         1,543         1,385         1,088         1,189
                                                   ---------     ---------     ---------      --------      --------
      Total interest income...................     $  15,710     $  13,788     $  11,247      $  8,940      $  8,329
                                                   ---------     ---------     ---------      --------      --------
Interest expense:
   Interest-bearing demand deposits...........           231           218           191           178           144
   Savings and money market deposit
      accounts................................         3,543         3,297         3,098         2,152         2,000
   Other time deposits........................         4,368         3,239         2,766         2,066         1,821
   Funds borrowed.............................         1,236         1,027           296           257           201
                                                   ---------     ---------     ---------      --------      --------
      Total interest expense..................     $   9,378     $   7,781     $   6,351      $  4,653      $  4,166
                                                   ---------     ---------     ---------      --------      --------
   Net interest income........................         6,332         6,007         4,896         4,287         4,163
   Provision for loan losses..................           383           662           311           437           273
                                                   ---------     ---------     ---------      --------      --------
   Net interest income after provision for
      loan losses.............................         5,949         5,345         4,585         3,850         3,890
                                                   ---------     ---------     ---------      --------      --------
Non-interest income:
   Banking and trust services.................           732           720           627           535           504
   Securities gains and other income..........            13            31            95            (1)            8
                                                   ---------     ---------     ---------      --------      --------
      Total non-interest income...............     $     745     $     751     $     722      $    534      $    512
                                                   ---------     ---------     ---------      --------      --------
Non-interest expense:
   Salaries and employee benefits.............         2,211         1,818         1,877         1,753         1,309
   Severance charge...........................           562            --            --            --            --
   Occupancy expense, net.....................           803           764           613           437           401
   Data processing............................           218           190           163            96           135
   Marketing..................................           241           300           304           263           144
   Amortization of goodwill...................           206           206           113            --            --
   Professional fees..........................           480           596           575           404           487
   Insurance..................................            84            70            68            82            53
   Towne Square Financial Corporation
      acquisition.............................            --            --            --            --         1,300
   Other expense..............................           422           508           324           181           517
                                                   ---------     ---------     ---------      --------      --------
   Total non-interest expense.................         5,227         4,452         4,037         3,216         4,237
                                                   ---------     ---------     ---------      --------      --------
   Income before income taxes.................         1,467         1,644         1,270         1,168           165
   Income tax provision.......................           499           546           421           191           366
                                                   ---------     ---------     ---------      --------      --------
      Net income..............................     $     968     $   1,098     $     849      $    977      $   (201)
                                                   =========     =========     =========      ========      ========

PER SHARE DATA:
Basic earnings................................        $ 0.21        $ 0.24        $ 0.18        $ 0.21        $(0.05)
Diluted earnings..............................          0.20          0.23          0.18          0.20         (0.05)
Dividends.....................................         0.025         0.025         0.025         0.025         0.025
Book value (at end of period).................         11.04         10.73         10.57         10.26         10.11



                                                                           QUARTER ENDED
                                                   -----------------------------------------------------------------
                                                    09/30/00      06/30/00      03/31/00      12/31/99      09/30/99
                                                   ---------     ---------     ----------     --------      --------
                                                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

SELECTED FINANCIAL DATA (AT END OF PERIOD):
Total securities..............................     $ 132,814     $  96,969     $  89,924      $ 71,134      $ 77,269
Total loans...................................       584,919       583,522       521,188       397,277       352,236
Total assets..................................       763,815       723,023       656,981       518,697       449,838
Total deposits................................       633,007       598,881       578,557       453,092       386,157
Funds borrowed................................        71,258        68,544        23,328        15,000        15,000
Total stockholders' equity....................        51,066        49,545        48,498        47,080        46,351

Trust assets under administration.............       785,738       761,829       799,000       729,904       669,000

SELECTED FINANCIAL RATIOS AND OTHER DATA:
Performance Ratios:
   Net interest margin(1).....................          3.59%         3.81%         3.59%         3.85%         3.90%
   Net interest spread(2).....................          3.00          3.22          2.97          3.11          3.17
   Non-interest income to average assets......          0.39          0.44          0.49          0.44          0.45
   Non-interest expense to average assets.....          2.76          2.62          2.72          2.65          3.70
   Net overhead ratio(3)......................          2.37          2.18          2.23          2.21          3.25
   Efficiency ratio (excluding
     special charges)(4)(7)...................          63.9          63.8          69.2          57.5          57.1
   Return on average assets (excluding
     special charges)(5)(7)...................          0.71          0.65          0.57          0.98          1.04
   Return on average equity (excluding
     special charges)(6)(7)...................         10.55          9.04          7.20         10.06         10.17
   Dividend payout ratio......................         11.97         10.51         13.52         11.75            NM

Asset Quality Ratios:
   Non-performing loans to total loans........          0.10          0.17          0.30          0.21          0.20
   Allowance for loan losses to:
      total loans.............................          1.02          1.02          1.09          1.14          1.16
      non-performing loans....................          1058           610           360           548           579
   Net charge-offs to average total loans.....          0.23          0.28         0.013         0.008          0.11
   Non-performing assets to total assets......          0.07          0.13          0.24          0.16          0.16

Balance Sheet Ratios:
   Loans to deposits..........................         92.40         97.44         90.08         87.68         91.22
   Average interest-earning assets to
      average interest-bearing liabilities....         111.5         112.3         114.0         116.7         115.6

Capital Ratios:
   Total equity to total assets...............          6.69          6.85          7.38          9.08         10.30
   Total risk-based capital ratio.............          8.51          9.05          9.56         13.96         15.22
   Tier 1 risk-based capital ratio............          6.72          7.17          7.56         12.84         14.09
   Leverage ratio.............................          5.54          6.23          6.76         10.77         11.19

----------
(1)  Net interest income divided by average interest-earning assets.
(2) Yield on average interest-earning assets less rate on average interest-bearing liabilities.
(3) Non-interest expense less non-interest income divided by average total assets.
(4) Non-interest expense divided by the sum of net interest income (tax equivalent) plus non-interest income.
(5)  Earnings before special charges divided by average total assets.
(6)  Earnings before special charges divided by average common equity.
(7) 2000 performance ratios exclude a third quarter one-time severance charge. 1999 performance ratios exclude special charges related to the Towne Square Financial Corporation acquisition and St. Louis start-up costs incurred in the third and fourth quarter, respectively.

                                     PART I
                          ITEM 1. FINANCIAL STATEMENTS

                      PRIVATEBANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                SEPTEMBER 30,         DECEMBER 31,         SEPTEMBER 30,
                                                                    2000                 1999                  1999
                                                                -------------         ------------         -------------
                                                                 (UNAUDITED)                                (UNAUDITED)

ASSETS
Cash and due from banks..............................             $ 21,815              $ 14,940             $ 14,284
Short-term investments...............................                4,060                29,243                1,911
                                                                  --------              --------             --------
   Total cash and cash equivalents...................               25,875                44,183               16,195
                                                                  --------              --------             --------
Available-for-sale securities, at fair value.........              132,814                71,134               77,269
Loans net of unearned discount.......................              584,919               397,277              352,236
Allowance for loan losses............................               (5,991)               (4,510)              (4,079)
                                                                  --------              --------             --------
Net loans............................................              578,928               392,767              348,157
                                                                  --------              --------             --------
Goodwill.............................................               11,835                    --                   --
Bank premises and equipment, net.....................                4,386                 2,028                1,462
                                                                  --------              --------             --------
Accrued interest receivable..........................                5,158                 2,870                3,016
Other assets.........................................                4,819                 5,715                3,739
                                                                  --------              --------             --------
Total assets.........................................             $763,815              $518,697             $449,838
                                                                  --------              --------             --------

LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits:
   Noninterest-bearing...............................             $ 55,831              $ 36,771             $ 35,939
   Interest-bearing..................................               37,747                33,400               26,456
Savings and money market deposit accounts............              274,025               204,068              187,410
Brokered deposits....................................               58,303                21,696                   --
Other time deposits..................................              207,101               157,157              136,352
                                                                  --------              --------             --------
   Total deposits....................................              633,007               453,092              386,157
Funds borrowed.......................................               71,258                15,000               15,000
Accrued interest payable.............................                3,411                 1,056                  784
Other liabilities....................................                5,073                 2,469                1,546
                                                                  --------              --------             --------
Total liabilities....................................             $712,749              $471,617             $403,487
                                                                  --------              --------             --------

STOCKHOLDERS' EQUITY
Preferred Stock, 1,000,000 shares authorized.........                   --                    --                   --
Common stock, without par value, $1 stated value;
  12,000,000 shares authorized; 4,623,532, 4,590,332,
  and 4,584,092 shares issued and outstanding as of
  September 30, 2000, December 31, 1999, and September 30,
   1999, respectively................................             $  4,624              $  4,590             $  4,584
Surplus..............................................               40,107                39,761               39,721
Retained earnings....................................                9,994                 7,425                6,563
Accumulated other comprehensive income...............               (1,830)               (2,812)              (2,569)
Deferred compensation................................                 (879)                 (759)                (823)
Loans to officers....................................                 (950)               (1,125)              (1,125)
                                                                  --------              --------             --------
Total stockholders' equity...........................               51,066                47,080               46,351
                                                                  --------              --------             --------
Total liabilities and stockholders' equity...........             $763,815              $518,697             $449,838
                                                                  ========              ========             ========


     The accompanying notes to consolidated financial statements are an integral part of these statements.

                      PRIVATEBANCORP, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                       NINE MONTHS ENDED         THREE MONTHS ENDED
                                                                          SEPTEMBER 30,             SEPTEMBER 30,
                                                                     ---------------------      --------------------
                                                                       2000         1999         2000          1999
                                                                     -------       -------      -------       ------

INTEREST INCOME
Loans, including fees..........................................      $35,182       $18,860      $13,540       $7,006
Federal funds sold and interest bearing deposits...............          822           215          357          134
Securities.....................................................        4,741         4,053        1,813        1,189
                                                                     -------       -------      -------       ------
  Total interest income........................................       40,745        23,128       15,710        8,329

INTEREST EXPENSE
Deposits:
  Interest-bearing demand......................................          640           426          231          144
  Savings and money market deposit accounts....................        9,938         5,520        3,543        2,000
  Other time...................................................       10,433         5,332        4,368        1,852
Funds borrowed.................................................        2,499           674        1,236          170
                                                                     -------       -------      -------       ------
Total interest expense.........................................       23,510        11,952        9,378        4,166
                                                                     -------       -------      -------       ------

Net interest income............................................       17,235        11,176        6,332        4,163

Provision for loan losses......................................        1,356           771          383          273
                                                                     -------       -------      -------       ------

Net interest income after provision for loan losses............       15,879        10,405        5,949        3,890
                                                                     -------       -------      -------       ------

NON-INTEREST INCOME
Banking and trust services.....................................        2,079         1,412          732          504
Securities gains and other income..............................          139            58           13            8
                                                                     -------       -------      -------       ------
  Total non-interest income....................................        2,218         1,470          745          512
                                                                     -------       -------      -------       ------

NON-INTEREST EXPENSE
Salaries and employee benefits.................................        5,906         3,403        2,211        1,309
Severance charge...............................................          562            --          562           --
Occupancy expense, net.........................................        2,180         1,126          803          401
Professional fees..............................................        1,651           891          480          394
Towne Square acquisition.......................................           --         1,300           --        1,300
Goodwill amortization..........................................          525            --          206           --
Other non-interest expense.....................................        2,892         2,151          965          833
                                                                     -------       -------      -------       ------
  Total non-interest expense...................................       13,716         8,871        5,227        4,237
                                                                     -------       -------      -------       ------

Income before income taxes.....................................        4,381         3,004        1,467          165

Income tax provision...........................................        1,466         1,066          499          366
                                                                     -------       -------      -------       ------

Net income.....................................................      $ 2,915       $ 1,938      $   968       $ (201)
                                                                     =======       =======      =======       ======

Basic earnings per share.......................................        $0.63         $0.51        $0.21       $(0.05)
Diluted earnings per share.....................................        $0.61         $0.48        $0.20       $(0.05)


     The accompanying notes to consolidated financial statements are an integral part of these statements.

                      PRIVATEBANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
            NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                     ACCUMULATED
                                                                        OTHER
                                                                        COMPRE-     DEFERRED                   TOTAL
                                     COMMON               RETAINED      HENSIVE      COMPEN-   LOANS TO    STOCKHOLDERS'
                                      STOCK    SURPLUS    EARNINGS      INCOME       SATION    OFFICERS       EQUITY
                                     ------    -------    --------   -----------    --------   --------    -------------

Balance, January 1, 1999........     $3,431    $22,274     $4,913      $   150       $(544)    $  (950)       $29,274
Net income......................         --         --      1,938           --          --          --          1,938
Net decrease in fair value of
 Securities classified as
 available-for-sale, net of
 income taxes and
 reclassification adjustments...         --         --         --       (2,719)         --          --         (2,719)
                                     ------    -------     ------      -------       -----     -------         ------
Total comprehensive income......         --         --      1,938       (2,719)         --          --           (781)
                                     ------    -------     ------      -------       -----     -------        -------
Cash dividends declared                                                     --
 ($0.075 per share).............         --         --       (288)                      --          --           (288)
Issuance of common stock........      1,153     17,447         --           --          --          --         18,600
Awards granted..................         --         --         --           --        (448)         --           (448)
Amortization of deferred
 compensation...................         --         --         --           --         169          --            169
Loans to officers...............         --         --         --           --          --        (175)          (175)
                                     ------    -------     ------      -------       -----     -------        -------
Balance, September 30, 1999.....     $4,584    $39,721     $6,563      $(2,569)      $(823)    $(1,125)       $46,351
                                     ======    =======     ======      =======       =====     =======        =======

Balance, January 1, 2000........     $4,590    $39,761     $7,425      $(2,812)      $(759)    $(1,125)       $47,080
Net income......................         --         --      2,915           --          --          --          2,915
Net increase in fair value of
 securities classified as
 available-for-sale, net of
 income taxes and
 reclassification adjustments...         --         --         --          982          --          --            982
                                     ------    -------     ------      -------       -----     -------        -------
Total comprehensive income......         --         --      2,915          982          --          --          3,897
                                     ------    -------     ------      -------       -----     -------        -------
Cash dividends declared.........                                            --
 ($0.075 per share).............         --         --       (346)                      --          --           (346)
Issuance of common stock........         34        346         --           --          --          --            380
Awards granted..................         --         --         --           --        (270)         --           (270)
Amortization of deferred
 compensation...................         --         --         --           --         150          --            150
Repayment of loans to officers..         --         --         --           --          --         175            175
                                     ------    -------     ------      -------       -----     -------        -------
Balance, September 30, 2000.....     $4,624    $40,107     $9,994      $(1,830)      $(879)    $  (950)       $51,066
                                     ======    =======     ======      =======       =====     =======        =======


     The accompanying notes to consolidated financial statements are an integral part of these statements.

                      PRIVATEBANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                               NINE MONTHS ENDED
                                                                                                 SEPTEMBER 30,
                                                                                            ------------------------
                                                                                               2000           1999
                                                                                            ----------      --------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income.............................................................................     $    2,915      $  1,938
                                                                                            ----------      --------
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization..........................................................            816           384
Goodwill amortization..................................................................            525            --
Johnson Bank Illinois fair value accretion, net........................................           (231)           --
Amortization of deferred compensation..................................................            150           168
Provision for loan losses..............................................................          1,356           771
Gain on sale of securities.............................................................            (92)          (58)
Increase (Decrease) in deferred loan fees..............................................            328           (24)
(Increase) in accrued interest receivable..............................................         (1,529)         (752)
Increase in accrued interest payable...................................................          1,744            63
Decrease (Increase) in other assets....................................................             51          (576)
Increase in other liabilities..........................................................          2,595           226
                                                                                            ----------      --------
   Total adjustments...................................................................          5,713           202
   Net cash provided by operating activities...........................................          8,628         2,140
                                                                                            ----------      --------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities, paydowns, and sales of securities............................         18,039        50,020
Purchase of securities available-for-sale..............................................        (57,801)      (14,725)
Johnson Bank Illinois acquisition, net of cash received................................        (15,763)           --
Capitalization of The PrivateBank (St. Louis)..........................................         (8,000)           --
Net loan principal advanced............................................................       (102,143)      (70,524)
Bank premises and equipment expenditures...............................................         (2,396)         (258)
                                                                                            ----------      --------
   Net cash used in investing activities...............................................       (168,064)      (35,487)
                                                                                            ----------      --------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in total deposits.........................................................         88,366        21,163
Issuance of common stock...............................................................            109        18,152
Dividends paid.........................................................................           (346)         (287)
Net increase (decrease)  in funds borrowed.............................................         52,999        (5,000)
                                                                                            ----------      --------
   Net cash provided by financing activities...........................................        141,128        34,028
                                                                                            ----------      --------

Net (decrease) increase in cash and cash equivalents...................................        (18,308)          681

Cash and cash equivalents at beginning of year.........................................         44,183        15,514
                                                                                            ----------      --------

Cash and cash equivalents at end of period.............................................     $   25,875      $ 16,195
                                                                                            ==========      ========

NON-CASH TRANSACTIONS
(Repayment) Loan to executive officer for purchase of common stock.....................     $     (175)     $    175
                                                                                            ----------      --------


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

     The annualized results of operations for the nine months ended September 30, 2000, are not necessarily indicative of the results expected for the full year ending December 31, 2000. The accompanying consolidated financial statements are unaudited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, or cash flows in accordance with generally accepted accounting principles. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 1999 included in the Company's Annual Report on Form 10-K (File No. 000-25887).

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


                          NOTE 2 -- EARNINGS PER SHARE

     The following table shows the computation of basic and diluted earnings per share (in thousands except per share data):


                                                                        NINE MONTHS ENDED         THREE MONTHS ENDED
                                                                          SEPTEMBER 30,              SEPTEMBER 30,
                                                                       -------------------        -------------------
                                                                        2000         1999          2000         1999
                                                                       ------       ------        ------       ------

Net Income (Loss)..............................................        $2,915       $1,938        $  968       $ (201)
                                                                       ======       ======        ======       ======
Average common shares outstanding..............................         4,606        3,787         4,628        4,460
Average common shares equivalent(1)............................           181          253           196          258
                                                                       ------       ------        ------       ------
Weighted average common shares and common share
   equivalents.................................................         4,787        4,040         4,824        4,718
                                                                       ======       ======        ======       ======
Net income per average common share - basic....................         $0.63        $0.51         $0.21       $(0.05)
                                                                        =====        =====         =====       ======
Net income per average common share - diluted..................         $0.61        $0.48         $0.20       $(0.05)
                                                                        =====        =====         =====       ======

----------
(1) Common shares equivalent result from stock options being treated as if they had been exercised and are computed by application of the treasury stock method.

     Net income for the third quarter ended September 30, 2000 was $968,000, or $0.20 per diluted share, compared to the third quarter 1999 net loss of $201,000, or $0.05 loss per diluted share. Excluding special, non-recurring charges, earnings for the quarter ended September 30, 2000 were $1,345,000 or $0.28 per diluted share, a 14.0% increase over earnings before special charges of $1,180,000 for the quarter ended September 30, 1999.

     Net income for the quarter ended September 30, 2000 included a previously announced one-time charge of approximately $377,000 after-tax, or $.08 per diluted share, comprised of severance packages for two departing executives as well as amounts incurred to secure their replacements. Net income for the quarter ended September 30, 1999 included an acquisition charge of approximately $1,382,000 after-tax related to the acquisition of Towne Square Financial Corporation in St. Charles, Illinois.

     Net income for the nine months ended September 30, 2000 was $2,915,000, or $0.61 per diluted share, compared to $1,938,000, or $0.48 per diluted share, over the same period last year. Excluding the one-time charges, earnings for the nine months ended September 30, 2000 were $3,292,000, or $0.69 per diluted share, compared to $3,320,000 or $0.82 per diluted share, for the same period last year.


                        NOTE 3 - NEW ACCOUNTING STANDARD

     Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Related Hedging Activities", amended by SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of SFAS No. 133 -- an Amendment of SFAS No. 133," and SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities," will, on January 1, 2001, require all derivatives to be recorded at fair value in the balance sheet, with changes in fair value recorded in the income statement. If derivatives are documented and effective as hedges, the change in the derivative fair value will be offset by an equal change in the fair value of the hedged item. All hedge ineffectiveness will be recognized immediately in earnings. The Statement may be adopted early at the start of a calendar quarter. The Company does not plan to adopt the Statement early and adoption is not expected to have a material impact since the Company does not have derivative instruments or hedging activity.

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


                           NOTE 4 - OPERATING SEGMENTS

     The Company manages its operations in four lines of business: Private Banking Services (Illinois) ("PrivateBank"), The PrivateBank (St. Louis), Trust Services and Holding Company activities. For purposes of making operating decisions and assessing performance, management treats PrivateBank, The PrivateBank (St. Louis), Trust Services and the Holding Company as four operating segments. The Company's investment portfolio is included in total assets of PrivateBank and reported in the results of Private Banking Services (Illinois). The business segments summarized below and in the following tables are primarily managed with a focus on various performance objectives including total assets, total deposits, borrowings, gross loans, total capital and net income. Indirect costs are allocated to Trust Services from the PrivateBank based on Trust full time equivalent employees as a percentage of total PrivateBank employees.

PRIVATE BANKING SERVICES (ILLINOIS)

     In the PrivateBank segment, The PrivateBank and Trust Company, through its main offices located in downtown Chicago as well as five full-service Chicago suburban locations, provides personal and commercial banking services primarily to affluent individuals, professionals, entrepreneurs and their business interests. Until June 23, 2000, the date The PrivateBank (St. Louis) was established, operations in St. Louis were a loan production office of The PrivateBank and Trust Company and those activities are reflected in the segment reporting for PrivateBank. PrivateBank's commercial lending products include lines of credit for working capital, term loans for equipment and letters of credit to support the commitments made by its clients. Non-credit products include lock-box, cash concentration accounts, merchant credit card processing, electronic funds transfer, other cash management products and insurance. PrivateBank offers a full range of real estate lending products including fixed and floating rate permanent and mini-permanent mortgages, construction and commercial real estate loans. Personal loans include installment loans and lines of credit, home equity loans and a wide variety of home mortgage loans.

     Individual banking services include interest bearing checking, money market accounts, certificates of deposit, ATM/debit cards and investment brokerage accounts. Additionally, PrivateBank offers secured and unsecured personal loans and lines of credit. Through PrivateBank and Trust Company's affiliations with Mesirow Financial, Inc. and Sterling Investment Services, Inc., clients have access to insurance products and securities brokerage services. PrivateBank also offers domestic and international wire transfers and foreign currency exchange.


                                                   PRIVATE BANKING SERVICES (ILLINOIS)
                                                   ----------------------------------
                                                     SEPTEMBER 30,       SEPTEMBER 30,
                                                         2000                1999
                                                    --------------       ------------
                                                              (IN THOUSANDS)

Total gross loans..........................            $575,123            $352,236
Total assets...............................             748,839             449,838
Total deposits.............................             627,191             395,286
Total borrowings...........................              49,008              15,000
Total capital..............................              65,141              37,178
Year-to-date net income....................            $  4,616            $  1,292


THE PRIVATEBANK (ST. LOUIS)

     The PrivateBank (St. Louis), a federal savings bank, was established as a new bank subsidiary of PrivateBancorp, Inc. on June 23, 2000, upon the Company's receipt of the final regulatory approval necessary to open a federal savings bank in St. Louis. The revenues and expenses associated with the St. Louis loan production office that was operated by PrivateBank prior to June 23, 2000, are included in Private Banking Services (Illinois).

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


                                                       THE PRIVATEBANK (ST. LOUIS)
                                                    ----------------------------------
                                                     SEPTEMBER 30,       SEPTEMBER 30,
                                                         2000                1999
                                                    --------------       -------------
                                                              (IN THOUSANDS)

Total gross loans..........................            $  9,795               $--
Total assets...............................              14,022                --
Total deposits.............................               6,288                --
Total borrowings...........................                  --                --
Total capital..............................               7,591                --
Year-to-date net loss (since June 23,
     2000).................................                (407)               --


TRUST SERVICES

     Trust Services include investment management, personal trust and estate services, custodial services, retirement accounts and brokerage and investment services. Investment management professionals work with trust clients to define objectives, goals and strategies of the clients' investment portfolios. Trust Services personnel assist trust clients with the selection of an outside portfolio manager to direct account investments. Trust and estate account administrators work with clients and their attorneys to establish estate plans. Consistent with the PrivateBank philosophy, Trust Services emphasizes a high level of personal service, including prompt collection and reinvestment of interest and dividend income, weekly valuation, tracking of tax information, customized reporting and ease of security settlement.


                                                               TRUST SERVICES
                                                     ---------------------------------
                                                     SEPTEMBER 30,       SEPTEMBER 30,
                                                         2000                1999
                                                     -------------       -------------
                                                              (IN THOUSANDS)

Trust assets under administration..........            $785,738            $669,000
Year-to-date net income....................                  85                  27


HOLDING COMPANY ACTIVITIES

     Holding Company Activities consist of parent company only matters. The Holding Company's most significant assets are its net investments in its two banking subsidiaries, The PrivateBank and Trust Company and The PrivateBank (St. Louis). Holding Company Activities are reflected primarily by operating expenses. Recurring holding company operating expenses consist of compensation (amortization of restricted stock awards, other salary expense) and miscellaneous professional fees.


                                                         HOLDING COMPANY ACTIVITIES
                                                     ---------------------------------
                                                     SEPTEMBER 30,       SEPTEMBER 30,
                                                         2000                1999
                                                     -------------       -------------
                                                              (IN THOUSANDS)

Total assets...............................            $ 73,334            $ 46,383
Total borrowings...........................              22,250                  --
Interest expense...........................                 785                  --
Total capital..............................              51,066              46,351
Year-to-date net loss......................              (1,379)             (1,747)


     The following table identifies the significant differences between the sum of the reportable segments and the reported consolidated results for total assets:


                                                             TOTAL ASSETS
                                                     ---------------------------------
                                                     SEPTEMBER 30,       SEPTEMBER 30,
                                                         2000                1999
                                                     -------------       -------------
                                                              (IN THOUSANDS)

Sum of reportable segments.................            $836,195            $496,221
Adjustments................................             (72,380)            (46,383)
                                                       --------            --------
Consolidated PrivateBancorp, Inc...........            $763,815            $449,838
                                                       ========            ========


     The adjustments to total assets presented in the table above represent the elimination of the net investment in banking subsidiaries in consolidation, the elimination of the Company's cash that is maintained in a subsidiary bank account, the reclassification of the unearned discount of loans and the reclassification related to deferred taxes.

              NOTE 5 - ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENT

     The carrying values and estimated fair values of financial instruments as of September 30, 2000, have not materially changed on a relative basis from the carrying values and estimated fair values of financial instruments disclosed as of December 31, 1999.


                       NOTE 6 - OTHER COMPREHENSIVE INCOME

     Change in fair value of securities available-for-sale is presented on a net basis on the Consolidated Statement of Changes in Stockholders' Equity. The following table discloses the changes in other comprehensive income for the nine months ended September 30, 2000 and 1999, on a gross basis (in thousands):


                                                                 SEPTEMBER 30, 2000
                                                           -------------------------------
                                                           BEFORE        TAX       NET OF
                                                            TAX       (BENEFIT)      TAX
                                                           AMOUNT      EXPENSE     AMOUNT
                                                           ------      -------     ------


Unrealized gains on securities available-for-sale--
Unrealized holding gains..............................     $ 1,580     $   537     $ 1,043
Less:  reclassification adjustment for gain
   included in net income.............................          92          31          61
                                                           -------     ------      -------
Net unrealized gain...................................     $ 1,488     $   506     $   982
                                                           =======     =======     =======

                                                                 SEPTEMBER 30, 1999
                                                           -------------------------------
                                                           BEFORE        TAX       NET OF
                                                            TAX       (BENEFIT)      TAX
                                                           AMOUNT      EXPENSE     AMOUNT
                                                           ------      -------     ------

Unrealized (losses) on securities available-for-sale--
Unrealized holding (losses)...........................     $(4,327)    $(1,644)    $(2,683)
Less:  reclassification adjustment for gain
   included in net income.............................          58          22          36
                                                           -------     -------     -------
Net unrealized (losses)...............................     $(4,385)    $(1,666)    $(2,719)
                                                           =======     =======     =======



                          NOTE 7 - CAPITAL TRANSACTIONS

     On June 23, 2000, the Company established The PrivateBank (St. Louis) as a federal savings bank in St. Louis, Missouri. The PrivateBank (St. Louis) was capitalized with $8.0 million of borrowed funds drawn from the Company's revolving credit facility. This facility, entered into with a commercial bank in February 2000, is a two-year $18 million revolver. The interest rate on borrowings under the revolving line is based on, at the borrower's option, either the lender's prime rate or a 90 day LIBOR-based rate. The Company has committed to raise additional capital by March 31, 2001. The PrivateBank (St. Louis) is a wholly-owned subsidiary of the Company, and its financial condition and results of operations are included in the Company's consolidated financial statements.

     During the third quarter of 1999, the Company completed its initial public offering of 1,035,000 shares of its common stock. The initial public offering price was $18 per share, and the Company received aggregate net proceeds of approximately $16.7 million after deducting underwriting commissions and offering expenses and including the underwriters' overallotment shares.

     During March and April 1999, the Company's Board of Directors and stockholders approved an increase in the number of authorized shares to 12,000,000 shares of common stock and 1,000,000 shares of preferred stock. The Board also approved a change in the per share stated value of the common stock from $2.50 to $1.00 per share. Such change in authorized shares and change in stated value became effective prior to the effectiveness of the registration statement relating to the Company's initial public offering. On September 24, 1999, to effect a two-for-one stock split, the Company's Board of Directors declared a one-for-one stock dividend on its common stock payable on September 28, 1999, to stockholders of record as of the close of business on September 25, 1999. All references to number of shares, per share amounts and stock option data in the consolidated financial statements have been adjusted to reflect the stock split on a retroactive basis.


                              NOTE 8 - ACQUISITIONS

     On August 3, 1999, in a stock-for-stock transaction, the Company completed its acquisition of Towne Square Financial Corporation, a company then in the process of forming a de novo bank. At closing, the Company issued 91,668 shares of common stock and recorded a one-time $1.3 million charge that is non-deductible for tax purposes.

     On February 11, 2000, the Company completed its acquisition of Johnson Bank Illinois, a unit of Johnson International, Inc., Racine, Wisconsin. At closing, Johnson Bank Illinois had total assets of approximately $113 million and total deposits of approximately $77 million. The purchase price was $20 million. $15 million was paid in cash and the remainder was paid in the form of a LIBOR-based, floating rate subordinated note issued to Johnson International in the principal amount of $5 million. The interest rate on the subordinated note is set each quarter based on the 90-day LIBOR rate. The note is payable in full on or before February 11, 2007, and provides for certain rate escalations beginning after two years.

     The cash portion of the purchase price was funded with $7.5 million out of the remaining proceeds of the Company's initial public offering and $7.5 million from borrowings under the Company's revolving credit facility with a commercial bank entered into at closing. The interest rate on borrowings under the revolving line is based on, at the borrower's option, either the lender's prime rate or a 90-day LIBOR-based rate.

     At closing, Johnson Bank Illinois was merged into The PrivateBank and Trust Company. The two acquired offices, located on Chicago's North Shore in Lake Forest and Winnetka, became additional offices of The PrivateBank and Trust Company. The Johnson Bank Illinois transaction was accounted for as a purchase. All assets and liabilities were adjusted to fair value as of the effective date of the merger creating goodwill in the amount of $12.3 million, which was pushed-down to The PrivateBank and Trust Company, and is being amortized on the straight line basis over 15 years. Premiums and discounts related to the Johnson Bank Illinois transaction were recorded on the balance sheet as fair value adjustments and amounted to $20,045 and $2,344,041, respectively.

     The following table summarizes the unaudited pro forma financial results for the nine months ended September 30, 2000 and 1999 as if Johnson Bank Illinois had been acquired on January 1, 1999.


                                                     SEPTEMBER 30,       SEPTEMBER 30,
                                                         2000                1999
                                                     -------------       -------------
                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Net interest income after provision for loan
 losses........................................        $16,309             $12,744
Total non-interest income......................          2,554               2,440
Total non-interest expense.....................         14,307              12,771
Income taxes...................................          1,665                 922
Net income.....................................          2,890               1,491
Diluted earnings per share.....................           0.61                0.37


     The pro forma information is not necessarily indicative of the actual results of operations which would have occurred had the acquisition of Johnson Bank Illinois been consummated on January 1, 1999, nor is it indicative of future operating results.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     PrivateBancorp, Inc. ("the Company") was organized as a Delaware corporation in 1989 to serve as the holding company for a Chicago-based de novo bank designed to provide highly personalized financial services primarily to affluent individuals, professionals, entrepreneurs and their business interests. Through the Company's banking subsidiaries, The PrivateBank and Trust Company and The PrivateBank (St. Louis), the Company provides its clients with traditional personal and commercial banking services, lending programs, and trust and asset management services. Using the European tradition of "private banking" as the model, the Company strives to develop a unique relationship with clients, utilizing a team of managing directors to serve the clients' individual and corporate banking needs, and tailoring products and services to meet such needs. Managing directors are strategically located at all of these locations. Currently, the Company has six Chicago-area offices: Downtown Chicago, Wilmette, Illinois, Oak Brook, Illinois, St. Charles, Illinois, Lake Forest, Illinois, and Winnetka, Illinois. The Company recently expanded to the St. Louis market where it opened a new federal savings bank, The PrivateBank (St. Louis) in June 2000. A key aspect of the Company's growth strategy is to pursue selective growth opportunities in other midwestern markets.

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

     During the second quarter 2000, the Company received regulatory approval to create a new subsidiary and on June 23, 2000, the Company capitalized The PrivateBank (St. Louis). The St. Louis-based bank focuses on clients who are seeking a higher level of service and a broad array of personalized banking and wealth management products and services. The PrivateBank (St. Louis) clients consist of individuals, small to medium-size businesses, commercial real estate investors and professionals.

     For financial information regarding the Company's four separate lines of business, Private Banking Services (Illinois), The PrivateBank (St. Louis), Trust Services and Holding Company Activities, see "Note 4 -- Operating Segments" to the consolidated financial statements of the Company included in this report.

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

     Net interest income is dependent on the amounts and yields of interest-earning assets as compared to the amounts and rates on interest-bearing liabilities. Net interest income is sensitive to changes in market rates of interest as well as to the execution of our asset/liability management strategy. The provision for loan losses is affected by changes in the loan portfolio, management's assessment of the collectability of the loan portfolio, loss experience, as well as economic and market factors.

     Non-interest income from fees and deposit service charges are below peer group levels. This is largely the result of the profile of the Company's typical client. The clients tend to have larger deposit account balances than customers of traditional banks. Because average balances tend to be high, the Company does not earn high service charge income typical of many retail banks.

     Non-interest expenses are heavily influenced by the growth of operations. Growth in the Company directly affects the majority of the Company's expense categories. Profitability and expense ratios have been negatively impacted in 2000 due to the start-up operation of the St. Charles office, the acquisition of Johnson Bank Illinois, and the opening of The PrivateBank (St. Louis). It is expected that results for the remainder of 2000 will continue to be impacted to some extent by the start-up nature of operations in St. Charles, St. Louis and in the new offices acquired through the Johnson Bank Illinois transaction. The Company currently estimates that the St. Charles office will first become profitable early in 2001 and that The PrivateBank (St. Louis) will not begin to operate profitably until the last quarter of 2001.

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

RESULTS OF OPERATIONS - THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

     Income for the third quarter 2000 was $968,000, or $0.20 per diluted share, compared to third quarter 1999 net loss of $201,000, or $0.05 loss per diluted share. Excluding special, non-recurring charges, earnings for the quarter ended September 30, 2000 were $1,345,000, or $0.28 per diluted share, a 14.0% increase over earnings of $1,180,000 for the quarter ended September 30, 1999.

     Net income for the quarter ended September 30, 2000 included a previously announced one-time charge of approximately $377,000 after-tax, or $.08 per diluted share, comprised of severance packages for two departing executives as well as amounts incurred to secure their replacements. Net income for the quarter ended September 30, 1999 included an acquisition charge of approximately $1,382,000 after-tax related to the acquisition of Towne Square Financial Corporation in St. Charles, Illinois. Third quarter 2000 net income includes a full quarter of financial results of the former Johnson Bank Illinois locations subsequent to their acquisition on February 11, 2000. Excluding the effect of goodwill amortization and acquisition interest expense associated with this transaction, the two offices located in Winnetka and Lake Forest have contributed $857,000 to the Company's net income on a year-to-date basis and $332,000 for the third quarter ended September 30, 2000.

     For the nine months ended September 30, 2000, net income totaled $2,915,000, or $0.61 per diluted share, compared to $1,938,000, or $0.48 per diluted share, for the comparable period in 1999. Excluding the one-time charges, earnings for the nine months ended September 30, 2000 were $3,292,000 or $0.69 per diluted share, compared to $3,320,000 or $0.82 per diluted share for the same period last year. The decrease in earnings is primarily due to increasing operating expenses associated with the Company's expansion strategy which more than offset the Company's growth in net interest income and non-interest income for the nine months ended September 30, 2000 as compared to the same period in 1999.

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

     Net interest income was $6.3 million and $4.2 million during the three months ended September 30, 2000 and 1999, respectively, an increase of 52.1%. Average earning assets during the third quarter 2000 were $717.2 million, an increase of 63.3% over the prior year third quarter. The Company's net interest margin (tax equivalent net interest income as a percentage of earning assets) was 3.59% for the three months ended September 30, 2000, compared to 3.90% for the prior year period. The decrease in net interest margin is largely due to the availability of non-interest bearing funding in the prior year quarter from the Company's initial public offering which closed in July, 1999. The net proceeds of approximately $16.7 million were initially invested in interest earning assets until fully utilized in connection with expansion activities. During the fourth quarter 2000, the Company expects to continue to experience margin pressure as increases in interest rates paid on deposits and other funding sources are likely to exceed the effect of higher rates earned on assets. The Company expects to fund new loan growth in the remainder of 2000 out of deposit growth, supplemented by short-term borrowings and brokered deposits at prevailing market rates.

     Net interest income was $17.2 million for the nine months ended September 30, 2000, compared to $11.2 million for the nine months ended September 30, 1999. Average earning assets increased by $226.9 million over the prior year period in 1999. The Company's net interest margin was 3.64% for the nine months ended September 30, 2000 compared to 3.71% for the prior year period. Although rising interest rates have improved the yield on average earning assets, interest expense on deposits and other borrowed funds have also increased, resulting in reduced net interest spread compared to the 1999 period. Total net interest margin is relatively unchanged between the nine-month periods. Despite the reduction in net interest spread between the nine-month periods, total net interest margin is relatively unchanged primarily due to an increase in non-interest-bearing deposits resulting from the Johnson Bank Illinois acquisition.

     The following tables present a summary of the Company's net interest income and related net interest margin, calculated on a tax equivalent basis (dollars in thousands):


                                                        NINE MONTHS ENDED                    NINE MONTHS ENDED
                                                       SEPTEMBER 30, 2000                   SEPTEMBER 30, 1999
                                                 -----------------------------        -------------------------------
                                                 AVERAGE                              AVERAGE
                                                 BALANCE      INTEREST   RATE         BALANCE      INTEREST     RATE
                                                 -------      --------  ------        -------      --------    ------

Short-term investments.....................      $ 18,026     $   822    5.99%        $  5,786      $   215     4.95%
Investment securities(1)...................       101,780       5,400    7.07%          97,965        4,647     6.33%
Loans, net of unearned discount............       526,969      35,182    8.83%         316,102       18,861     7.96%
                                                 --------     -------                 --------      -------
Total earning assets.......................      $646,775     $41,404    8.48%        $419,853      $23,723     7.53%
                                                 ========     =======                 ========      =======

Interest bearing deposits..................      $526,162     $20,950    5.30%        $346,014      $11,278     4.35%
Funds borrowed.............................        48,501       2,560    6.93%          17,284          674     5.20%
                                                 --------     -------                 --------      -------
Total interest bearing liabilities.........      $574,663     $23,510    5.44%        $363,298       11,952     4.39%
                                                 ========     -------                 ========      -------
Tax equivalent net interest income.........                   $17,894                               $11,771
                                                              =======                               =======
Net interest spread........................                              3.04%                                  3.14%
Net interest margin........................                              3.64%                                  3.71%


                                                       THREE MONTHS ENDED                   THREE MONTHS ENDED
                                                       SEPTEMBER 30, 2000                   SEPTEMBER 30, 1999
                                                 -----------------------------        -------------------------------
                                                 AVERAGE                              AVERAGE
                                                 BALANCE      INTEREST   RATE         BALANCE      INTEREST     RATE
                                                 -------      --------  ------        -------      --------    ------

Short-term investments.....................      $ 21,561     $   357    6.47%        $ 10,370      $   134     5.04%
Investment securities(1)...................       113,009       2,033    7.19%          86,451        1,424     6.59%
Loans, net of unearned discount............       582,614      13,540    9.16%         346,724        7,006     7.96%
                                                 --------     -------                 --------      -------
Total earning assets.......................      $717,184     $15,930    8.77%        $443,545      $ 8,564     7.63%
                                                 ========     =======                 ========      =======

Interest bearing deposits..................      $576,890     $ 8,141    5.60%        $355,602      $ 3,965     4.42%
Funds borrowed.............................        66,587       1,237    7.27%          14,700          201     5.34%
                                                 --------     -------                 --------      -------
Total interest bearing liabilities.........      $643,477       9,378    5.77%        $370,302      $ 4,166     4.46%
                                                 ========     -------                 ========      -------
Tax equivalent net interest income ........                   $ 6,552                               $ 4,398
                                                              =======                               =======
Net interest spread........................                              3.00%                                  3.17%
Net interest margin........................                              3.59%                                  3.90%

----------
(1) Interest income on tax advantaged investment securities reflects a tax equivalent adjustment based on a marginal federal corporate tax rate of 34%. The total tax equivalent adjustment reflected in the above table is approximately $220,000 and $235,000 in the third quarter of 2000 and 1999, respectively, and $659,000 and $594,000 for the nine months ended 2000 and 1999, respectively.

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

                      THREE MONTHS ENDED SEPTEMBER 30, 2000
                COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999


                                               CHANGE          CHANGE            CHANGE           TOTAL
                                             DUE TO RATE    DUE TO VOLUME      DUE TO MIX         CHANGE
                                             -----------    -------------      ----------         ------
                                                                 (DOLLARS IN THOUSANDS)

Short-term investments...............          $    37         $    142          $    44          $   223
Investment securities................              130              440               39              609
Loans, net of unearned discount......            1,046            4,720              768            6,534
                                               -------         --------          -------          -------
 Total interest income...............            1,213            5,302              851            7,366
                                               -------         --------          -------          -------

Interest bearing deposits............            1,055            2,459              662            4,176
Funds borrowed.......................               71              696              269            1,036
                                               -------         --------          -------          -------
 Total interest expense..............            1,126            3,155              931            5,212
                                               -------         --------          -------          -------

Net interest income..................          $    87         $  2,147          $   (80)         $ 2,154
                                               =======         ========          =======          =======


                      NINE MONTHS ENDED SEPTEMBER 30, 2000
                COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999


                                               CHANGE          CHANGE            CHANGE           TOTAL
                                             DUE TO RATE    DUE TO VOLUME      DUE TO MIX         CHANGE
                                             -----------    -------------      ----------         ------
                                                                 (DOLLARS IN THOUSANDS)


Short-term investments...............          $    45         $    454          $   108          $   607
Investment securities................              543              181               29              753
Loans, net of unearned discount......            2,059           12,566            1,696           16,321
                                               -------         --------          -------          -------
 Total interest income...............            2,647           13,201            1,833           17,681
                                               -------         --------          -------          -------

Interest bearing deposits............            2,461            5,867            1,344            9,672
Funds borrowed.......................              224            1,215              447            1,886
                                               -------         --------          -------          -------
 Total interest expense..............            2,685            7,082            1,791           11,558
                                               -------         --------          -------          -------

Net interest income..................          $   (38)        $  6,119          $    42          $ 6,123
                                               =======         ========          =======          =======


PROVISION FOR LOAN LOSSES

     The Company's provision for loan losses was $383,000 for the third quarter of 2000, compared to $273,000 for the comparable period in 1999. The Company's provision for loan losses was $1,356,000 for the nine months ended September 30, 2000 compared to $771,000 for the comparable period in 1999. Increases in the provision for loan losses compared to the prior year periodS are related to the growth in the loan portfolio.

     The Company provides for an adequate allowance for loan losses that are probable and inherent in the portfolio. Increases in the provision for loan losses reflect the latest assessment of the inherent losses in the loan portfolio. A discussion of the allowance for loan losses and the factors on which provisions are based begins on page 19.

NON-INTEREST INCOME

     Non-interest income for the quarter was $745,000, reflecting an increase of $233,000, or 45.5% higher than the $512,000 amount reported in the third quarter of 1999. The increase is primarily attributable to increases in service charge income and trust fee revenues. Service charge income increased $93,000 over the prior year quarter primarily due to fees earned on accounts related to the former Johnson Bank Illinois offices in Winnetka and Lake Forest. Trust fee revenue increased to $565,000 compared to $429,000 in the prior year quarter. Trust assets under administration increased 17.4% to $785.7 million at September 30, 2000 compared to $669.0 million at September 30, 1999. The majority of this increase is attributable to trust business added in connection with the Johnson Bank Illinois acquisition.

     Non-interest income increased approximately $748,000 or 50.9%, to $2,218,000 for the first nine months of 2000, as compared to $745,000 for the comparable period in 1999. Trust income increased by $461,200 to $1,655,361 for the nine months ended September 30, 2000, an increase of 38.6% over the nine months ended September 30, 1999. Service charge revenue increased by $218,854 to $423,015 for the nine months ended September 30, 2000 compared to $204,161 for the nine months ended September 30, 1999. This increase is primarily attributable to the addition of the former Johnson Bank Illinois offices. The Company recognized $92,000 in securities gains during the first nine months of 2000.

NON-INTEREST EXPENSE


                                                         THREE MONTHS ENDED         NINE MONTHS ENDED
                                                            SEPTEMBER 30,              SEPTEMBER 30,
                                                         -------------------       ---------------------
                                                          2000         1999          2000          1999
                                                         ------       ------       -------        ------
                                                            (IN THOUSANDS)            (IN THOUSANDS)

Salaries and employee benefits...................        $2,211       $1,309       $ 5,906        $3,403
Severance charge.................................           562           --           562            --
Towne Square Acquisition.........................            --        1,300            --         1,300
Occupancy........................................           803          401         2,180         1,126
Professional fees................................           480          394         1,651           891
Marketing........................................           241          144           845           429
Data processing..................................           218          135           571           382
Postage, telephone and delivery..................           147           94           430           254
Office supplies and printing.....................           100           63           335           171
Insurance........................................            84           53           222           132
Goodwill.........................................           206           --           525            --
Other expense....................................           175          344           489           783
                                                         ------       ------       -------        ------
Total non-interest expense.......................        $5,227       $4,237       $13,716        $8,871
                                                         ======       ======       =======        ======


     Non-interest expense for the third quarter of 2000 increased by 23.4% or $990,000 as compared to the year earlier quarter. The third quarter 2000 was impacted by a one-time special charge relating to severance packages for two departing executives and costs incurred in connection with the recruitment and hiring of their replacements. The third quarter 1999 reflects a one-time special charge of approximately $1.4 million related to the Towne Square Financial Corporation acquisition in St. Charles, Illinois. The one-time charge of $1.4 million includes direct costs incurred in connection with the acquisition.

     Excluding one-time charges, non-interest expense increased 62.1% to $4.7 million for the third quarter of 2000 compared to $2.9 million in the prior year quarter. A portion of the increase is attributable to goodwill amortization of $206,000 recorded during the third quarter resulting from the Johnson Bank Illinois acquisition, which closed on February 11, 2000. The remainder of the increase over the prior year level is also primarily due to expenses incurred in connection with the Company's expansion initiatives. Non-interest expense for the third quarter 2000 includes operating expenses of $256,000 and $644,000 related to the St. Charles and the St. Louis offices, respectively. The Company expects fourth quarter operating expenses for The PrivateBank (St. Louis) to exceed third quarter levels. Additionally, the third quarter 2000 results reflect the addition of the two new locations acquired through the Johnson Bank Illinois transaction which increased operating expenses by $630,000 for the quarter ended September 30, 2000.

The remaining increase in non-interest expense of approximately $64,000 is due to overall growth in salaries and benefits, professional services and marketing costs at the existing PrivateBank offices.

     Excluding the effects of one time charges during 2000 and 1999, the Company's efficiency ratio was 63.9% for the third quarter 2000 as compared to 57.1% for the 1999 third quarter. On a tax-equivalent basis, this ratio indicates that in the third quarter of 2000 the Company spent 63.9 cents to generate each dollar of revenue, compared to 57.1 cents in the third quarter of 1999. The Company expects the efficiency ratio to remain high until business development efforts at the new offices generate revenue sufficient to offset the related operating expenses.

     For the third quarter of 2000, salaries and benefits increased by approximately $902,000 reflecting the Company's increased level of full time equivalent employees to 134 people versus 77 at September 30, 1999. The increase is due primarily to the increased number of employees, including the senior officers responsible for opening the St. Charles and St. Louis offices, as well as the addition of employees from the Johnson Bank Illinois acquisition. The main office in Chicago has also experienced growth in personnel during 2000 in response to the overall growth of the organization and to increased staffing needs to support a public company.

     During the quarter ended September 30, 2000, professional fees increased by 21.8% to $480,000 compared to the prior year quarter fees of $394,000, primarily due to higher legal, accounting and information-system consultation services. Marketing expenses increased by $97,000 due to the use of a public relations firm and investments in new marketing materials describing the Company's new offices and products.

INCOME TAXES

     The following table shows the Company's income before income taxes, applicable income taxes and effective tax rate for the nine months ended September 30, 2000 and 1999, respectively (in thousands):


                                                           NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                         --------------------
                                                          2000          1999
                                                         ------        ------

Income before taxes..............................        $4,381        $3,004
Income tax provision.............................         1,466         1,066
Effective tax rate...............................          33.5%         35.5%


     The higher effective tax rate in the 1999 period is primarily due to the special charge related to the Towne Square acquisition being non-deductible for tax purposes. The effective income tax rate varies from statutory rates principally due to certain interest income which is tax-exempt for federal or state purposes, and certain expenses (including the Towne Square Corporation acquisition charge) which are disallowed for tax purposes. During 1999, the Company initiated a tax-advantaged investment program and increased the Company's municipal bond portfolio.


                               FINANCIAL CONDITION

     Total assets were $763.8 million at September 30, 2000, an increase of $314.0 million, or 69.8% over $449.8 million a year earlier, an increase of $245.1 million, or 47.3% over $518.7 million at December 31, 1999. The balance sheet growth was accomplished mainly through the acquisition of Johnson Bank Illinois, loan growth throughout the Company, and increased borrowings used to capitalize The PrivateBank (St. Louis).

LOANS

     Total loans increased to $584.9 million, an increase of $232.7 million, or 66.1%, from $352.2 million at September 30, 1999, an increase of $187.6 million, or 47.2%, from $397.3 million at December 31, 1999.

     The following table sets forth the Company's loan portfolio net of unearned discount by category (in thousands):


                                             SEPTEMBER 30,     DECEMBER 31,     SEPTEMBER 30,
                                                 2000             1999              1999
                                             -------------     ------------     -------------

LOANS:
Commercial real estate................         $198,773          $146,368         $125,923
Residential real estate...............           87,156            72,972           66,287
Commercial............................          144,321            67,026           62,410
Personal(1)...........................          103,567            81,893           76,340
Construction..........................           51,102            29,018           21,276
                                               --------          --------         --------
   Total loans........................         $584,919          $397,277         $352,236
                                               ========          ========         ========

----------
(1)   Includes home equity loans and overdraft lines.

ALLOWANCE FOR LOAN LOSSES

     Loan quality is continually monitored by management and reviewed by the loan/investment committees of the boards of directors of the banks on a monthly basis. The amount of additions to the allowance for loan losses which is charged to earnings through the provision for loan losses is determined based on a variety of factors, including assessment of the credit risk of the portfolio, delinquent loans, evaluation of current economic conditions in the market area, actual charge-offs during the year and historical loss experience.

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

     The allowance for loan losses as a percentage of total loans was 1.0% at September 30, 2000, 1.1% at December 31, 1999 and 1.2% at September 30, 1999. Net charge-offs for the nine months ended September 30, 2000 and 1999 were $739,000 and $102,000, respectively. The increase in net charge-offs during 2000 is due primarily to a single commercial credit relationship. In management's judgment, an adequate allowance for loan losses has been established. Management judges the adequacy of the allowance by formally reviewing and analyzing potential problem credits, which entails assessing current and historical loss experience, loan portfolio trends, prevailing economic and business conditions, specific loan review and other relevant factors.

     Following is a summary of changes in the allowance for loan losses for the nine months ended September 30, 2000 and 1999 (in thousands):


                                                                         2000          1999
                                                                        ------        ------

Balance, January 1..............................................        $4,510        $3,410
Johnson Bank Illinois acquisition allowance for loan loss.......           864            --
Provisions charged to earnings  ................................         1,356           771
Loans charged-off (net).........................................          (739)         (102)
                                                                        ------        ------
Balance, September 30...........................................        $5,991        $4,079
                                                                        ======        ======


NONACCRUAL AND NONPERFORMING LOANS

     Nonaccrual loans decreased to $324,000 at September 30, 2000 as compared to $569,000 at September 30, 1999 and $600,000 at December 31, 1999.

     Nonperforming loans include nonaccrual loans and accruing loans which are 90 days or more delinquent. Nonperforming loans were $566,000 at September 30, 2000, compared to $823,000 at December 31, 1999 and $704,000 at September 30, 1999. Nonperforming loans were .10%, .21% and .20% of total loans at September 30, 2000, December 31, 1999 and September 30, 1999, respectively. Nonperforming loans were .07%, .16% and .16% of total assets at September 30, 2000, December 31, 1999 and September 30, 1999, respectively.

INVESTMENT SECURITIES

     The amortized cost and the estimated fair value of securities at September 30, 2000, December 31, 1999 and September 30, 1999, were as follows (in thousands):


                                                    INVESTMENT SECURITIES -- AVAILABLE-FOR-SALE
                                                ---------------------------------------------------
                                                                SEPTEMBER 30, 2000
                                                ---------------------------------------------------
                                                                 GROSS        GROSS       ESTIMATED
                                                AMORTIZED      UNREALIZED   UNREALIZED      FAIR
                                                  COST           GAINS        LOSSES        VALUE
                                                ---------      ----------   ----------    ---------

U.S. Treasury.............................      $     --          $ --       $    --       $     --
U.S. Government Agency Obligations........        85,394           419          (546)        85,267
Municipals................................        37,157             4        (2,317)        34,844
Other(1)..................................        13,035            --          (332)        12,703
                                                --------          ----       -------       --------
                                                $135,586          $423       $(3,195)      $132,814
                                                ========          ====       =======       ========

                                                    INVESTMENT SECURITIES -- AVAILABLE-FOR-SALE
                                                ---------------------------------------------------
                                                                DECEMBER 31, 1999
                                                ---------------------------------------------------
                                                                 GROSS        GROSS       ESTIMATED
                                                AMORTIZED      UNREALIZED   UNREALIZED      FAIR
                                                  COST           GAINS        LOSSES        VALUE
                                                ---------      ----------   ----------    ---------

U.S. Treasury.............................      $     --          $ --       $   --        $    --
U.S. Government Agency Obligations........        26,695            --          (708)        25,987
Municipals................................        37,116             9        (3,511)        33,614
Other(1)..................................        11,933            --          (400)        11,533
                                                --------          ----       -------        -------
                                                $ 75,744          $  9       $(4,619)       $71,134
                                                ========          ====       =======        =======

                                                    INVESTMENT SECURITIES -- AVAILABLE-FOR-SALE
                                                ---------------------------------------------------
                                                                SEPTEMBER 30, 1999
                                                ---------------------------------------------------
                                                                 GROSS        GROSS       ESTIMATED
                                                AMORTIZED      UNREALIZED   UNREALIZED      FAIR
                                                  COST           GAINS        LOSSES        VALUE
                                                ---------      ----------   ----------    ---------

U.S. Treasury.............................      $     --          $ --       $    --       $     --
U.S. Government Agency Obligations........        31,287            22          (450)        30,859
Municipals................................        38,342            49        (3,617)        34,774
Other(1)..................................        11,851            --          (215)        11,636
                                                --------          ----       --------      --------
                                                $ 81,480          $ 71       $(4,282)      $ 77,269
                                                ========          ====       ========      ========

----------
(1)   Represents corporate and equity securities.

     All securities are classified as available-for-sale and may be sold as part of the Company's asset/liability management strategy in response to changes in interest rates, liquidity needs or significant prepayment risk. Securities available-for-sale are carried at fair value, with related unrealized net gains or losses, net of deferred income taxes, recorded as an adjustment to equity capital. At September 30, 2000, net unrealized losses of $1.8 million resulted in a decrease in reported stockholders' equity. This was a decrease of $739,000 from net unrealized losses of $2.6 million recorded as part of equity at September 30, 1999, and a decrease of $982,000 from net unrealized losses of $2.8 million recorded as part of stockholders' equity at December 31, 1999.

     Securities available for sale increased to $132.8 million at September 30, 2000, up 86.7% from $71.1 million at December 31, 1999 and up 71.9% from $77.3 million at September 30, 1999. The general increase in investment securities is the result of the acquisition of the Johnson Bank Illinois portfolio. Following the acquisition of Johnson Bank Illinois, the Company sold approximately $9.7 million of the former Johnson Bank Illinois investment securities portfolio as part of the Company's realignment of its available-for-sale investment securities portfolio. The proceeds from the sale of investment securities were reinvested in U.S. government agency securities. The Company purchased approximately $35.0 million in government agency securities during the third quarter 2000 in connection with execution of the Company's interest rate risk management strategy.

     U.S. government agency securities and collateralized mortgage obligations increased 228.1% to $85.3 million at September 30, 2000 from $26.0 million at December 31, 1999. The increase in U.S. government agency securities resulted from the Johnson Bank Illinois acquisition in addition to the investment securities that were purchased in the third quarter 2000. Municipal securities increased by $1.2 million at September 30, 2000 as compared to the year-end 1999 amount of $33.6 million. Municipal securities at September 30, 2000 remained relatively unchanged compared to $34.8 million at September 30, 1999. Corporate and equity securities increased slightly due to the Johnson Bank Illinois acquisition.

DEPOSITS AND FUNDS BORROWED

     Total deposits of $633.0 million at September 30, 2000 represent an increase of $179.9 million or 39.7% from $453.1 million at December 31, 1999, and a 63.9% increase from $386.2 million at September 30, 1999. Non-interest-bearing deposits were $55.8 million at September 30, 2000, approximately $19.0 million more than the $36.8 million reported at December 31, 1999, and $19.9 million more than at September 30, 1999. Interest-bearing demand deposits increased 12.9% to $37.7 million at September 30, 2000 compared to December 31, 1999, and 42.3% over September 30, 1999. Savings and money market deposit accounts increased by approximately $69.9 million to $274.0 million at September 30, 2000 as compared to December 31, 1999, and $86.6 million more than the amount reported at September 30, 1999. Other time deposits increased by approximately $49.9 million to $207.1 million as compared with the December 31, 1999 balance of $157.2 million, and $70.7 million over the September 30, 1999 balance of $136.4 million. Brokered deposits increased to $58.3 million at September 30, 2000 from $21.7 million at December 31, 1999. There were no brokered deposits at September 30, 1999.

     The Company's membership in the Federal Home Loan Bank System gives it the ability to borrow funds from the Federal Home Loan Bank of Chicago (FHLB) for short- or long-term purposes under a variety of programs. The Company has periodically used services of the FHLB for short-term funding needs and other correspondent services.

     During 2000, the company has increased its utilization of FHLB advances to fund loan growth. Management anticipates that its reliance on FHLB borrowings as a funding source will likely increase further during the fourth quarter to the extent that rates on FHLB advances continue to be more attractive than deposit pricing. FHLB borrowings totaled $15.0 million at December 31, 1999 and September 30, 1999 and represented fixed advances maturing in less than three months. At September 30, 2000, the Company had $40.0 million of FHLB borrowings outstanding as follows:


                                     DEBT TYPE          AMOUNT              CONTRACTUAL RATE    MATURITY        CALLABLE
                                     ---------          ------              ----------------    --------        --------

Fixed advance                         $30,000            6.91%                  12/06/00           N/A
Callable floating-rate advance         10,000  LIBOR minus 5 basis points       05/01/01        11/01/00


     At September 30, 2000, repurchase agreements of approximately $2.0 million were outstanding in addition to $7.0 million of fed funds purchased for liquidity purposes. At December 31, 1999 and September 30, 1999, no repurchase agreements and no fed funds purchased were outstanding.

     On February 11, 2000, to effect the Johnson Bank Illinois acquisition, the Company borrowed $7.5 million under a new, two-year, $18.0 million revolving credit facility at an initial rate of 7.20%. During the second quarter 2000, the Company increased borrowings under the revolving credit facility by approximately $8.0 million in order to capitalize The PrivateBank (St. Louis). During the third quarter 2000 the Company increased borrowings under the revolving credit facility by approximately $1.75 million for business operating purposes. The interest rate on borrowings under the revolving line is based on, at the borrower's option, either the lender's prime rate or a 90-day

LIBOR-based rate. The Company also entered into a subordinated note issued to Johnson International in the principal amount of $5.0 million as part of the $20.0 million purchase price. The interest rate on the subordinated note is set each quarter based on the 90-day LIBOR rate. The initial rate of interest on the subordinated note was 6.60%. The interest rate on the revolving line reset to 7.98% on July 3, 2000 and the interest rate on the subordinated note reset to 7.18% on August 11, 2000.

CAPITAL RESOURCES

     Stockholders' equity rose to $51.1 million, an increase of $4.0 million from the 1999 year-end level, due to year-to-date 2000 net income and to a decrease in Accumulated Other Comprehensive Loss, reflecting a $1.0 million increase (net of tax) in the fair value of the available-for-sale investment portfolio at September 30, 2000 as compared to the fair value at December 31, 1999.

     The Company and its banking subsidiaries are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors, and the regulators can lower classifications in certain areas. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements.

     The prompt corrective action regulations provide five classifications, including well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If a banking subsidiary is not "well capitalized," regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion and plans for capital restoration are required.

     The following table reflects the Company's consolidated measures of capital at September 30, 2000, December 31, 1999 and September 30, 1999:


                                         SEPTEMBER 30,     DECEMBER 31,    SEPTEMBER 30,
                                             2000             1999             1999
                                         -------------     ------------    -------------

Leverage ratio........................       5.54%            10.77%           11.19%
Tier 1 risk-based capital ratio.......       6.72%            12.84%           14.09%
Total risk-based capital ratio........       8.51%            13.96%           15.22%
Total equity to total assets..........       6.69%            9.08%            10.30%


     To be considered "well-capitalized," an entity must maintain a leverage ratio of at least 5.0%, a Tier 1 risk-based capital ratio of at least 6.0%, and a total risk-based capital ratio of at least 10.0%. To be "adequately capitalized," an entity must maintain a leverage ratio of at least 4.0%, a Tier 1 risk-based capital ratio of at least 4.0%, and a total risk-based capital ratio of at least 8.0%.

     At September 30, 2000, the Company continued to exceed the minimum levels of all regulatory capital requirements, and was considered "adequately capitalized" under regulatory standards. At September 30, 2000, the Company's total risk-based capital ratio was 8.51%. With the exception of the total risk-based capital ratio, the Company exceeded the "well capitalized" levels of its regulatory capital requirements. The Company has committed to the Federal Reserve Bank of Chicago to raising its capital ratios above the "well-capitalized" thresholds under all regulatory standards by March 31, 2001. At September 30, 2000 the banking subsidiaries were considered "well-capitalized" under all regulatory standards, including total risk-based capital ratio.

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

     Net cash inflows provided by operations were $8.6 million in the first nine months of 2000 compared to a net inflow of $2.1 million a year earlier. Net cash outflows from investing activities were $168.1 million in the first nine months of 2000 compared to a net cash outflow of $35.5 million a year earlier. Cash inflows from financing activities in the first nine months of 2000 were $141.1 million compared to a net inflow of $34.0 million in the first nine months of 1999.

     In the event of short-term liquidity needs, the banking subsidiaries may purchase federal funds from correspondent banks. Membership in the Federal Home Loan Bank System gives the banking subsidiaries the ability to borrow funds from the FHLB for short- or long-term purposes under a variety of programs.

                ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

ASSET/LIABILITY MANAGEMENT POLICY

     As a continuing part of its financial strategy, the Company attempts to manage the impact of fluctuations in market interest rates on its net interest income. This effort entails providing a reasonable balance between interest rate risk, credit risk, liquidity risk and maintenance of yield. Asset/liability management policy is established by the Company's Board of Directors and is monitored by management. The Company's asset/liability policy sets standards within which it is expected to operate. These standards include guidelines for exposure to interest rate fluctuations, liquidity, loan limits as a percentage of funding sources, exposure to correspondent banks and brokers, and reliance on non-core deposits. The policy also states the reporting requirements to the Board of Directors. The investment policy compliments the asset/liability policy by establishing criteria by which the Company may purchase securities. These criteria include approved types of securities, brokerage sources, terms of investment, quality standards, and diversification.

     The Company measures the impact of interest rate changes on its income statement through the use of gap analysis. The gap represents the net position of assets and liabilities subject to repricing in specified time periods. During any given time period, if the amount of rate sensitive liabilities exceeds the amount of rate sensitive assets, a company would generally be considered negatively gapped and would benefit from falling rates over that period of time. Conversely, a positively gapped company would generally benefit from rising rates. The following tables illustrate the estimated interest rate sensitivity and periodic and cumulative gap positions calculated as of September 30, 2000 and 1999:


                                                                      SEPTEMBER 30, 2000
                                               -----------------------------------------------------------------------
                                                                TIME TO MATURITY OR REPRICING
                                               -----------------------------------------------------------------------
                                                                    (DOLLARS IN THOUSANDS)
                                               0-90 DAYS     91-365 DAYS      1-5 YEARS     OVER 5 YEARS        TOTAL
                                               ---------     -----------      ---------     ------------      --------

INTEREST-EARNING ASSETS
Loans....................................       $326,195      $  45,849        $197,551       $ 15,059        $584,654
Investments..............................          4,167          3,817          64,947         65,204         138,135
Federal funds sold.......................          4,060             --              --             --           4,060
                                                --------      ---------        --------       --------        --------
Total interest-earning assets............       $334,422      $  49,666        $262,498       $ 80,263        $726,849
                                                ========      =========        ========       ========        ========

INTEREST-BEARING LIABILITIES
Interest-bearing demand..................       $    280      $      --        $     --       $ 37,467        $ 37,747
Savings and money market.................        167,771        103,553              --          2,700         274,024
Time deposits............................        107,715        122,659          33,349          1,645         265,368
Funds borrowed...........................         53,808         17,250              --             --          71,058
                                                --------      ---------        --------       --------        --------
Total interest-bearing liabilities.......       $329,574      $ 243,462        $ 33,349       $ 41,812        $648,197
                                                ========      =========        ========       ========        ========

CUMULATIVE
 Rate sensitive assets (RSA).............       $334,422      $ 384,088        $646,586       $726,849
 Rate sensitive liabilities (RSL)........       $329,574      $ 573,036        $606,385       $648,197
    GAP (GAP=RSA-RSL)....................       $  4,848      $(188,948)       $ 40,201       $ 78,652
RSA/RSL..................................         101.47%         67.03%         106.63%        112.13%
RSA/Total assets.........................          44.61%         51.24%          86.26%         96.96%
RSL/Total assets.........................          43.97%         76.44%          80.89%         86.47%
GAP/Total assets.........................           0.65%         25.21%           5.36%         10.49%
GAP/Total RSA............................           1.45%         49.19%           6.22%         10.82%



                                                                      SEPTEMBER 30, 1999
                                               -----------------------------------------------------------------------
                                                                TIME TO MATURITY OR REPRICING
                                               -----------------------------------------------------------------------
                                                                    (DOLLARS IN THOUSANDS)
                                               0-90 DAYS     91-365 DAYS      1-5 YEARS     OVER 5 YEARS        TOTAL
                                               ---------     -----------      ---------     ------------      --------

INTEREST-EARNING ASSETS
Loans....................................       $180,774      $   9,121        $ 98,463       $ 62,615        $350,973
Investments..............................          7,415         15,318          18,659         40,088          81,480
Federal funds sold.......................          1,911             --              --             --           1,911
                                                --------      ---------        --------       --------        ---------
Total interest-earning assets............       $190,100      $  24,439        $117,122       $102,703        $434,364
                                                ========      =========        ========       ========        ========

INTEREST-BEARING LIABILITIES
Interest-bearing demand..................       $     --      $      --        $     --       $ 26,456        $ 26,456
Savings and money market.................        187,410             --              --             --         187,410
Time deposits............................         78,374         54,408           3,570             --         136,352
Funds borrowed...........................         15,000             --              --             --          15,000
                                                --------      ---------        --------       --------        --------
Total interest-bearing liabilities.......       $280,784      $  54,408        $  3,570       $ 26,456        $365,218
                                                ========      =========        ========       ========        ========

CUMULATIVE
   Rate sensitive assets (RSA)...........       $190,100      $ 214,539        $331,661       $434,364
   Rate sensitive liabilities (RSL)......       $280,784      $ 335,192        $338,762       $365,218
      GAP (GAP=RSA-RSL)..................       $(90,684)     $(120,653)       $ (7,101)      $ 69,146
RSA/RSL..................................           67.7%          64.0%           97.9%         118.9%
RSA/Total assets.........................           42.3%          47.7%           73.7%          96.6%
RSL/Total assets.........................           62.4%          74.5%           75.3%          81.2%
GAP/Total assets.........................           20.2%          26.8%            1.6%          15.4%
GAP/Total RSA............................           20.9%          27.8%            1.6%          15.9%


     The following table shows the impact of an immediate 200 basis point change in interest rates, assessed through the use of a simulation model, that attempts to measure the effect of rising and falling interest rates over the next two-year horizon in a rapidly changing rate environment.


                                                                SEPTEMBER 30, 2000         SEPTEMBER 30, 1999
                                                             ------------------------   ------------------------
                                                             +200 BASIS    -200 BASIS   +200 BASIS    -200 BASIS
                                                               POINTS        POINTS       POINTS        POINTS
                                                             ----------    ----------   ----------    ----------

Percentage change in net interest income due to
   an immediate 200 basis point change in
   interest rates over a two-year time horizon.......          -3.21          8.94        -11.6%         13.8%


     This table shows that if there had been an instantaneous parallel shift in the yield curve of +200 basis points on September 30, 2000 and September 30, 1999, the Company would suffer a decline in net interest income of 3.21% and 11.6%, respectively, over a two-year horizon based on its net earning asset portfolios on such dates. Conversely, a like shift of -200 basis points would increase net interest income by 8.94% over a two-year horizon based on September 30, 2000 balances, down from 13.8% measured on the basis of the September 30, 1999 portfolio.

     Changes in the effect on net interest income from a 200 basis point movement at September 30, 2000 as compared to September 30, 1999 are due partially to the addition of assets and liabilities from the Johnson Bank Illinois acquisition. As these assets and liabilities are more fixed rate in nature the impact of changed rates over a two-year horizon shows a reduced effect at September 30, 2000 as compared to September 30, 1999. In addition, the Company increased its term borrowings and brokered deposits during 2000. These additional funding sources mature or reprice within three months to three years. As a result, changed rates show a reduced dollar impact over a two-year horizon at September 30, 2000 compared to September 30, 1999. In addition, management's likely reaction to changes in interest rates is incorporated in assumptions made in these calculations. Differences in these assumptions between the reporting periods have also had the effect of reducing the impact of a changing interest rate environment.

     The preceding sensitivity analysis is based on numerous assumptions including the nature and timing of interest rate levels including the shape of the yield curve, prepayments on loans and securities, changes in deposit levels, pricing decisions on loans and deposits, reinvestment/replacement of asset and liability cash flows and others. While assumptions are developed based upon current economic and local market conditions, the Company cannot make any assurances as to the predictive nature of these assumptions including how client preferences or competitor influences might change.

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

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

     There are no material pending legal proceedings to which either the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

                  Exhibit 10.1 - Letter Agreement dated September 26, 2000 by and between the Company, The PrivateBank and Trust Company and Donald A. Roubitchek.

                  Exhibit 27 - Financial Data Schedule.

         (b)      Filings on Form 8-K.

                  (1) Current Report on Form 8-K dated July 24, 2000, filed with the SEC on July 24, 2000.

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



                                   PRIVATEBANCORP, INC.
                                   (Registrant)

                                   By:  /s/ Ralph B. Mandell
                                        ----------------------------------------
                                            Ralph B. Mandell,
                                            Chairman, President and
                                            Chief Executive Officer

                                   By:  /s/ Gary L. Svec
                                        ----------------------------------------
                                            Gary L. Svec,
                                            Chief Financial Officer
                                            (principal financial officer)

                                   By:  /s/ Lisa M. O'Neill
                                        ----------------------------------------
                                            Lisa M. O'Neill,
                                            Controller
                                            (principal accounting officer)

Date:   November 14, 2000

                                  EXHIBIT INDEX

Exhibit No.     Description
-----------     -----------

10.1 Letter Agreement dated September 26, 2000 by and between the Company, The PrivateBank and Trust Company and Donald A. Roubitchek.

27              Financial Data Schedule