Form 10-K
period 2000-12-31
PRIVATEBANCORP INC
filed 2001-03-26
CIK 889936

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2000

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _________ to __________

                        Commission File Number: 000-25887

                              PRIVATEBANCORP, INC.
             (Exact name of Registrant as specified in its charter)


            Delaware                                  36-3681151
  (State or other jurisdiction                     (I.R.S. Employer
of incorporation or organization)                Identification Number)

                Ten North Dearborn Street Chicago, Illinois 60602
                    (Address of principal executive offices)

                                 (312) 683-7100
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, no par value

                   9.50% Cumulative Trust Preferred Securities
                    (and the Guarantee with respect thereto)

            Indicate by checkmark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

            The aggregate market value of the voting common equity of the Registrant held by non-affiliates of the Registrant was approximately $48,234,690 based on the closing price of the common stock of $13.50 on March 15, 2001, as reported by the Nasdaq National Market.

            As of March 15, 2001, the Registrant had outstanding 4,685,768 shares of common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

            Portions of the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders are incorporated by reference into Part III.

                                    FORM 10-K

                                Table of Contents

                                                                                                        Page
                                                                                                       Number
PART I   .................................................................................................1
         Item 1.  Business................................................................................1
         Item 2.  Properties.............................................................................19
         Item 3.  Legal Proceedings .....................................................................20
         Item 4.  Submission of Matters to a Vote of Security Holders....................................20

PART II  ................................................................................................20
         Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters..................20
         Item 6.  Selected Financial Data ...............................................................21
         Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations .23
         Item 7A. Quantitative and Qualitative Disclosures about Market Risk ............................39
         Item 8.  Financial Statements and Supplementary Data ...........................................43
         Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ..43

PART III ................................................................................................43
         Item 10. Directors and Executive Officers ......................................................43
         Item 11. Executive Compensation ................................................................43
         Item 12. Security Ownership of Certain Beneficial Owners and Management.........................43
         Item 13. Certain Relationships and Related Transactions ........................................43

PART IV  ................................................................................................43
         Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K .......................43

Index to Consolidated Financial Statements..............................................................F-1

                                     PART I

ITEM 1.     BUSINESS

Overview

            We organized PrivateBancorp as a Delaware corporation in 1989 to serve as the holding company for a Chicago-based de novo (or start-up) bank designed to provide highly personalized financial services primarily to affluent individuals, professionals, entrepreneurs and their business interests. We were one of the first banks newly formed in the Chicago area at that time. The organizers had significant senior level banking experience and many potential client contacts from prior banking positions.

            We believe that as the financial industry has consolidated, many financial institutions have focused on a mass market approach using automated customer service which de-emphasizes personal contact. We believe that the centralization of decision-making power at these large institutions has resulted in disruption of client relationships as frontline bank employees who have limited decision-making authority fill little more than a processor role for their customers. At many of these large institutions, services are provided by employees in the "home office" who evaluate requests without the benefit of personal contact with the customer or an overall view of the customer's relationship with the institution.

            We believe that this trend has been particularly frustrating to affluent individuals, professionals, owners of closely-held businesses and commercial real estate investors who traditionally were accustomed to dealing directly with senior bank executives. These customers typically seek banking relationships managed by a decision maker who can deliver a prompt response to their requests and custom tailor a banking solution to meet their needs. As smaller, independent banks have been acquired by national, multi-bank holding companies, we believe that the personal relationships that these customers maintained with the management of such banks have eroded, and their individualized banking services have been lost.

            We have two banking subsidiaries--The PrivateBank and Trust Company, which we also refer to as The PrivateBank (Chicago), and The PrivateBank, which we also refer to as The PrivateBank (St. Louis). We provide our clients with traditional personal and commercial banking services, lending programs, and trust and asset management services. Using the European tradition of "private banking" as our model, we strive to develop a unique relationship with each of our clients, utilizing a team of managing directors to serve our client's individual and corporate banking needs, and tailoring our products and services to meet their needs. Our managing directors are strategically located in seven Midwestern United States locations. Currently, we have six offices in the Chicago metropolitan area. These offices are strategically located in downtown Chicago; in the affluent North Shore communities of Wilmette, Winnetka and Lake Forest; in Oak Brook, centrally located in the fast growing west suburban DuPage County; and in St. Charles, in the far western Fox Valley area. We currently operate from one location in the St. Louis market where we established The PrivateBank (St. Louis), a federally chartered savings bank, in June 2000. The St. Louis-based bank also focuses on clients who are seeking a higher level of service and a broad array of personalized banking and wealth management products and services. The PrivateBank (St. Louis) clients consist of individuals, small to medium-size businesses, commercial real estate investors and professionals.

            Since year-end 1995 to December 31, 2000, we have grown our asset base at a compound annual rate of 33.9% to $829.5 million. During the same period, loans have grown at a compound annual rate of 36.9% to $599.4 million, deposits at a compound annual rate of 30.8% to $670.2 million and trust assets under administration at a compound annual rate of 30.7% to $777.8 million.

The PrivateBank Approach

            We are a client-driven organization. We emphasize personalized client relationships and custom-tailored financial services, complemented by the convenience of technology. We target the affluent segment of the market because we believe that there is significant unmet demand for personalized services within this segment, and also because we believe it offers significant growth potential. The key aspects of our private banking approach are:

               o Personal Relationships. Our approach begins with the development of strong, dedicated relationships with our clients. Each client is matched with a team of individuals headed by a managing director. This managing director becomes our client's central point of contact with us. Our 16 managing directors, who are senior financial professionals, act as the financial partners of our clients, working with them to identify and service their banking needs. By dedicating a team of executives to each client, we are able to build ongoing relationships which allow our managing directors to use their increasing knowledge of the client's financial history and goals to quickly adapt our services to the client's individual needs. Our clients interact with the same persons for all types of banking services, enabling them to gain a sense of security and continuity of personal service in their banking relationship. On the basis of this trust and confidence, we seek to expand the scope of services provided to each client, often including banking needs related to the business affairs of our clients. Satisfied clients provide our most fertile source of new business and new client referrals as well.

               o Affluent Target Client. We believe that the affluent segment of the population, meaning that segment with annual incomes over $150,000, is increasing and is diverse in terms of its overall wealth and financial needs. We offer our services to those members of this segment who are focused on building and preserving wealth. Our clients include affluent individuals, professionals, entrepreneurs and their business interests. We target service industries such as the accounting, legal and medical professions, as well as owners of closely-held businesses, commercial real estate investors and corporate executives. Although we generally target individuals with high annual incomes and net worths, we also recognize the growth potential of certain young professionals and extend our services to those individuals whose incomes or net worths do not initially meet our criteria. We believe that this segment of the market is most suited to our business and that these individuals are most likely to develop long-term relationships with us.

               o Customized Financial Services. In taking a long-term relationship approach to our clients, we are able to differentiate our services from the "one-size-fits-all" mentality of other financial institutions. Our clients use a wide variety of financial services beyond the traditional banking products, and we work with them to identify their particular needs and to develop and shape our services tailored to meet those needs. While we offer a portfolio of products, we believe that it is our personalized service that distinguishes us from our competition. We encourage, not discourage, our clients to contact us. We use regular contact as a way to strengthen our relationships, increase services to existing clients and earn referral business.

               o Streamlined Decision-Making Process. Unlike most larger banks, we do not have a lengthy chain of command. Our clients generally deal directly with their dedicated managing directors, who are given broad decision-making authority. This allows our managing directors to respond quickly and efficiently to our clients' needs. We are able to use a streamlined approach because our organization has many qualified, experienced credit officers. Officers with credit approval authority make themselves available on short notice to help consult on or approve credits when time is of the essence. We use an "on call" approach, rather than structured meetings, to approve credit. As the amount of the credit and the complexity increases, we resort to a more traditional approval process.

               o Enhanced Personal Service through Technology. While we encourage our clients to contact us directly, we also utilize technology to complement and enhance client service. We offer products such as PrivateBank Access, our Internet banking service, Master Money debit cards and Private Line Access, our voice-response communication system, to enhance, not replace, personal contact. This technology allows us to afford our clients the convenience of accessing our services from remote locations at any time of day.

Our clients may connect to PrivateBank Access directly through our Internet website, without the need for the diskettes or software downloads found in some competing PC banking systems. Currently, our product:

               o accesses deposit information and current deposit rate schedules;

               o    allows transfers of funds among accounts;

               o    includes a bill payment service with a variety of options;

               o allows information to be exported to financial software packages;

               o    includes a help desk which is staffed 92 hours per week; and

               o    sends e-mail messages from clients to bank personnel.

As technology changes, we intend to modify and enhance our electronic banking products. We believe that in the future, a growing number of our clients will desire both personal and electronic services. We intend to work to improve and expand dual-delivery systems providing the quality of service to which our clients are accustomed.

               o Extensive Financial Network. In order to compete with other financial service providers, we rely on a network of professionals in the financial and investment communities with whom we have developed strategic alliances over the years. This enables us to offer our clients a broad array of high quality services. For example, we work with selected investment management firms in providing services to our trust clients. Our clients can either maintain their existing investment management relationships when they become trust clients, or use our approved providers of investment management services. We believe this choice distinguishes our service from the rigid policies set by some of our competitors. We, in turn, assist our clients in selecting a complete package of services best suited to their individual needs without incurring the overhead associated with directly employing diversified portfolio managers. We also have a contractual fee sharing agreement with an independent insurance brokerage firm. Through this affiliation, we offer a full range of personal and corporate insurance products to our clients. To complement our existing financial products and services, we have a contractual arrangement with a registered securities broker-dealer firm through which we offer our clients on-site securities brokerage services.

Strategy for Growth

            We seek to enhance long-term stockholder value through internal growth, expanded product lines and selective geographic expansion. We expect to continue to evaluate possible acquisition candidates and new office locations and we intend to pursue opportunities that we perceive to be attractive to the long-term value of our franchise. Our growth strategy entails four key components:

               o Developing Our Existing Relationships. An important part of our future growth will be the continued development of our existing client relationships. As the needs of our clients change and grow, we seek to grow with them and continue to provide them with our custom-tailored, flexible services. For example, we strive to follow our clients from the purchase of their homes, through the financing of their own business, to the development and planning of their estate and continuing the relationship tradition with their children and grandchildren. We believe we have a significant opportunity to further develop our existing client relationships in each of our offices.

               o Increasing the Reach of Our Existing Offices. In addition to increasing the services provided to our existing clients, we seek to expand the market presence of our existing offices, particularly in our newer offices. We believe that the growing need for private banking services in these markets is still largely unmet and we believe there is a significant opportunity to increase our client base in these offices. We hope to capitalize on our reputation and the reputations of our managing directors in increasing our market presence. Our managing directors, with their personal and professional contacts in the financial and corporate arenas, have been instrumental in developing our business. We encourage our senior executives to attend and host business receptions, charitable activities and promotional gatherings so that we may interact with our clients in a unique and personal manner. We also hope to grow our business through referrals from our existing clients. Referrals have been a significant source of new business for us. We value this system of networking because it allows us to further develop and strengthen our personal and professional relationships with both new and existing clients.

               o Expanding into New Product Lines. Our goal is to be the primary source of financial products and services for our clients. We believe that by broadening our product line and adding additional financial services not currently offered by us, we should be able to achieve an increase in our franchise value through diversification of our fee income and strengthening of our client relationships. To reach this goal, we intend to consider acquisitions, joint ventures or strategic alliances with other financial service companies that emphasize quality service and the value of relationships. Our targets are businesses that complement our services and enable us to broaden our product line to better serve our clients and help us develop new client relationships.

               o Expanding into New Markets. We believe the trend toward bank consolidation and centralized decision-making that has created a demand for our private banking services is not unique to Chicago or St. Louis. As we identify other markets that present opportunities for growth and development similar to those in the Chicago and St. Louis markets, we will consider selective geographic expansion through possible acquisitions of existing institutions or by establishing new banking offices.

The PrivateBank (Chicago) and The PrivateBank (St. Louis)

            We offer banking services to our clients at a personal level. We believe this is not the same as personal banking service. We define private banking as offering banking products and services to our clients when they want it, how they want it and where they want it. We tailor our products and services to fit our clients instead of making our clients fit our products and services. Our services fall into four general categories:

               o Commercial Services. We offer a full range of lending products to businesses owned by or affiliated with our clients. We offer lines of credit for working capital, term loans for equipment and other investment purposes, and letters of credit to support the commitments our clients make. We tailor these products to meet the varied needs of our clients. Non-credit products we offer include lockbox, cash concentration accounts, merchant credit card processing, electronic funds transfer, other cash management products and insurance. We strive to offer banking packages that are competitive and allow us to provide service to our clients beyond what is expected in our industry.

               o Real Estate Services. We provide real estate loan products to businesses and individuals. Our commercial real estate lending products are designed for real estate investors. We provide a full range of fixed and floating rate permanent and mini-permanent mortgages for our clients to finance a variety of properties such as apartment buildings, office buildings, strip shopping centers, and other income properties. We also provide some construction lending for residential and commercial developments. We believe that our lending products are competitively priced with terms that are tailored to our clients' individual needs.

Our residential mortgage products range from 30-year fixed rate products to personal construction lending. The home mortgage market is very competitive and we believe that our service is what separates us from our competition. Many mortgage lenders cannot work with borrowers who have non-traditional income sources or non-traditional properties, such as co-ops. Our mortgage lending staff is trained to work with successful individuals who have complex personal financial profiles. We have developed a proficiency for mortgages in excess of $1.0 million per loan and will work with our clients and our market sources to place these loans into the secondary market. Our experience has been that residential lending is an excellent vehicle to attract new clients.

               o Trust and Asset Management. Our trust services include investment management, personal trust and estate services, custodial services, retirement accounts and brokerage and investment services. Our trust personnel work with our clients to define objectives, goals and strategies for their investment portfolios. We assist the client with the selection of an outside investment manager and work to tailor the investment program accordingly. During 1999, we introduced PrivateBank Counselor, an asset allocation program that combines outside professional portfolio management with an investment plan that our trust personnel tailor to the individual client's personal financial goals. Our trust and estate account administrators work with our clients and their attorneys to establish their estate plans. We work closely with our clients and their beneficiaries to ensure that their needs are met and to advise them on financial matters. When serving as management agent, trustee or executor, we often structure and periodically monitor the performance of the investment management of our clients' investment portfolios. We also provide our clients with custodial services for safekeeping of their assets. Consistent with our private banking approach, we emphasize a high level of personal service in our trust area, including prompt collection and reinvestment of interest and dividend income, weekly valuation, tracking of tax information, customized reporting and ease of security settlement. We also offer retirement products such as individual retirement accounts, 401(k)s, IRA rollovers, and administrative services for retirement vehicles such as profit sharing plans and employee stock option plans, as well as a full line of brokerage and investment products. Trust services are currently offered at The PrivateBank (St. Louis) through the trust department of The PrivateBank (Chicago).

               o Individual Banking Services. Our typical private banking client has several of the following products: interest bearing checking with credit line, money market deposit accounts, certificates of deposit, ATM/debit cards, and brokerage accounts. Some of our clients are using the PrivateBank Access Internet PC banking product. In addition to residential mortgages, we provide clients a variety of secured and unsecured personal loans and lines of credit. Through our affiliations and contractual arrangements with an independent insurance brokerage firm and a registered securities broker-dealer firm, we offer insurance products and securities brokerage services. We strive to accommodate the individual needs of each of our clients by offering the convenience of highly personalized services, including domestic and international wire transfers and foreign currency exchange.

Lending Activities

            We work with our clients to provide a full range of commercial, real estate and personal lending products and services. Our loans are concentrated in six major areas: (1) commercial real estate; (2) commercial; (3) residential real estate; (4) personal; (5) home equity; and (6) construction. We have adopted a loan policy that contains general lending guidelines and is subject to review and revision by our board of directors. We extend credit consistent with this comprehensive loan policy.

            The goal of our lending program is to meet the credit needs of our diverse client base while using sound credit principles to protect the quality of our assets. Our business and credit strategy is relationship-driven and we strive to provide a reliable source of credit, a variety of lending alternatives, and sound financial advice. When extending credit, our decisions are based upon our client's ability to repay the loan from non-speculative sources. The quality and integrity of the borrower is crucial in the loan approval process. We monitor the performance of our loan portfolio through regular contacts with our clients, continual portfolio review, careful monitoring of delinquency reports and reliance on our loan review function.

            We have retained an independent, outside resource to perform our loan review function. Using an outside resource ensures that our loan review process remains independent of the loan production and administration processes. Our loan reviewer examines individual credits to critique individual problems and the entire portfolio to comment on systemic weaknesses. The reviewer reports directly to the audit committee of our board of directors on a quarterly basis. In addition to loan review, the loan/investment committee of our board reviews the adequacy of the allowance for loan losses on a quarterly basis. The committee assesses management's loan loss provisions based on loan review's findings, delinquency trends, historical loan loss experience and current economic trends.

            Our legal lending limits, based on our banks' statements of financial condition, are calculated to not exceed 20% of capital plus unencumbered reserves. At December 31, 2000, The PrivateBank (Chicago)'s legal lending limit was $12.8 million and The PrivateBank (St. Louis)'s legal lending limit was $1.0 million. A bank's legal lending limit is the maximum amount of credit that the bank may commit to any one individual or business entity after aggregating all related credit.

            In addition to our chief credit officer, certain individuals have been designated acting chief credit officers, credit officers, officers with lending authority, and residential real estate lending officers. No single individual has sole authority to approve a loan. As the size of aggregate credit exposure increases, additional officers are required to approve the loan requests. This serves several purposes: (a) larger credits get more scrutiny,
(b) most senior credit officers become involved in the decision-making process for the vast majority of dollars loaned without approving a proportionate number of loan requests, and (c) we become more consistent in administration of credit as credit officers experience the dynamics of our overall portfolio and credit culture.

            Our chief credit officer, or his designate, is involved in all credit decisions when the aggregate credit exposure is in excess of $250,000. The loan/investment committee of The PrivateBank (Chicago) reviews all credit decisions over $2.5 million and that of The PrivateBank (St. Louis) reviews all credit decisions over $250,000. Prior approval is required for credit exposure in excess of $5.0 million and for all credits related to our board members or our managing directors. Loans are approved at the bank level by a management loan committee or by obtaining the approval of individual credit officers. We believe that this process allows us to be more responsive to our clients' needs by being able to approve credit without waiting for scheduled committee meetings. We also use management committee meetings to discuss complex credits or when we feel that a particular credit may be informative to everyone in the loan approval process. The PrivateBank (St. Louis) is required to maintain a specific percentage of its loan portfolio in qualified residential real estate loans. To address this regulatory requirement, from time to time, The PrivateBank (St. Louis) intends to purchase qualifying loans from The PrivateBank (Chicago) in exchange for loans generated in the St. Louis market that do not meet the criteria for qualified-thrift-loans. We expect to price sales of loans between the banks so as to allow each bank to achieve equal risk rewards from a yield perspective. Prior to purchasing any loans, the chief credit officer of The PrivateBank (Chicago) will apply the same credit policies and procedures as are followed for any other loan approval. Likewise, The PrivateBank (St. Louis) will apply the same lending discipline to loans purchased from The PrivateBank (Chicago) as it does for externally generated loans.

            The following table sets forth the loan portfolio by category as of December 31, 2000 and 1999:

                                  December 31,     Percentage of     December 31,     Percentage of
                                      2000          total loans          1999          total loans
                                 -------------     -------------     ------------     -------------
                                                       (dollars in thousands)
Commercial real estate..........    $206,464             34.4%         $146,368             36.8%
Commercial......................     137,343             22.9%           67,026             16.9%
Residential real estate.........      86,052             14.4%           72,972             18.4%
Personal........................      62,414             10.4%           57,497             14.5%
Home equity.....................      46,013              7.7%           24,396              6.1%
Construction....................      61,143             10.2%           29,018              7.3%
                                  ----------            -----        ----------            -----
    Total  loans................    $599,429            100.0%         $397,277            100.0%
                                  ==========            =====        ==========            =====

            Commercial Real Estate Loans. Our commercial real estate portfolio is comprised primarily of loans secured by multi-family housing units located in the Chicago metropolitan area. Other types of commercial real estate collateral include: commercial properties owned by clients housing their manufacturing, warehousing or service businesses, investments in small retail centers, and investments in other business properties.

            Risks inherent in real estate lending are related to the market value of the property taken as collateral, the underlying cash flows and documentation. It is important to accurately assess property values through careful review of appraisals. Some examples of risky commercial real estate lending include loans secured by properties with widely fluctuating market values or income properties occupied by renters with unstable sources of income, and not perfecting liens on property taken as collateral. We mitigate these risks by understanding real estate values in areas in which we lend, investigating the sources of cash flow servicing the debt on the property and adhering to loan documentation policy.

            Commercial real estate loan products include mini-permanent and permanent financing, transaction loans to purchase properties prior to permanent financing, and lines of credit secured by commercial real estate portfolios. We typically structure mini-permanent and permanent financing as adjustable rate mortgages. ARM structure allows our clients to lock in an interest rate for a fixed period of time in order to avoid interest rate risk during the lock-in period. The vast majority of our ARM loans have initial fixed pricing for between one to five years. Each ARM loan has language defining repricing beyond the initial fixed pricing term. Transaction loans to purchase commercial property typically have maturities of one year or less. Lines of credit secured by commercial real estate portfolios are typically granted for one year with annual extensions after a successful underwriting review. Interest rates for our lines of credit typically are based on a floating rate formula.

            In our credit analysis process for commercial real estate loans, we typically review the appraised value of the property, the ability of the property as collateral to service debt, the significance of any outside income of the borrower or income from other properties owned by the borrowers, and the strength of guarantors, if any. Our real estate appraisal policy has been approved by our board loan/investment committee. It addresses selection of appraisers, appraisal standards, environmental issues and specific requirements for different types of properties.

            Commercial Loans. Our commercial loan portfolio is comprised of lines of credit for working capital, term loans for equipment and expansion, and letters of credit. These loans are made to businesses affiliated with our clients, or to clients directly for business purposes. The vast majority of our commercial loans are personally guaranteed. Unsecured loans are made to businesses when a guarantor, as a secondary source of repayment, has a significant ability to repay and a significant interest in the business entity. Commercial loans can contain risk factors unique to the business of each borrower. In order to mitigate these risks, we seek to gain an understanding of the business of each borrower, place appropriate value on collateral taken and structure the loan properly to make sure that collateral values are maintained while loans are committed. Appropriate documentation of commercial loans is also important to protect our interests.

            Our lines of credit typically are limited to a percentage of the value of the assets securing the line, and priced by a floating rate formula. Lines of credit typically are reviewed annually and are supported by accounts receivable, inventory and equipment. Depending on the risk profile of the borrower, we may require periodic aging of receivables, and inventory and equipment listings to verify the quality of the borrowing base prior to advancing funds. Our term loans are typically also secured by the assets of our clients' businesses. Term loans typically have maturities between one to five years, with either floating or fixed rates of interest. Commercial borrowers are required to provide updated personal and corporate financial statements at least annually. Letters of credit are an important product to many of our clients. We issue standby or performance letters of credit, and can service the international needs of our clients through correspondent banks. We use the same underwriting standards for letters of credit as we do for funded loans.

            Our credit approval process for commercial loans is comprehensive. We typically review the current and future cash needs of the borrower, the business strategy, management's ability, the strength of the collateral, and the strength of the guarantors. While our loan policy has guidelines for advances on different types of collateral, we establish eligible asset values on a case-by-case basis for each borrower. Our officer on the account must be able to validate his or her position during the approval process.

            Residential Real Estate Loans. Our residential real estate portfolio consists primarily of first and second mortgage loans for 1-4 unit residential properties. We do not originate long-term fixed rate loans for our own portfolio due to interest rate risk considerations. However, we do originate these loans for sale into the secondary market. This is a significant business activity in our residential real estate lending unit. For our own portfolio, we originate ARM loans typically structured with 30-year maturities and initial rates fixed for between one to five years with annual repricing beyond the initial term.

            Our credit review process mirrors the standards set by traditional secondary market sources. We review appraised value and debt service ratios, and we gather data during the underwriting process in accordance with the various laws and regulations governing residential real estate lending. Our real estate appraisal policy sets specific standards for valuing residential property.

            We require pre-approval from secondary market sources before we approve loans to be sold into the secondary market. Our internal approval process is less stringent for loans pre-approved by our secondary market sources. This allows us to be responsive to the tight time commitments dictated for locking in rates in the secondary market.

            We believe that we have a competitive advantage in our ability to offer financing for our clients who have non-traditional income sources or require large mortgage loans. We have developed secondary market sources for mortgages, including several able to provide financing in amounts in excess of $1.0 million per loan which is occasionally required by our clients. By offering our own ARM loans, we can offer credit to individuals who are self-employed or have significant income from partnerships or investments. The secondary market often will not take the time or will be unable to make exceptions for otherwise qualified borrowers. We also have experience in making loans to qualified borrowers secured by co-ops. We believe that we are one of a limited number of financial institutions in the Chicago area making these loans.

            Personal Loans. Our personal loan portfolio consists of loans to secure funds for personal investment, loans to acquire personal assets such as automobiles and boats, and personal lines of credit. Frequently, our borrowers prefer not to liquidate assets to secure funds for investment or personal acquisitions. They will use these assets as collateral for personal loans, or if their financial statements and personal reputations are sufficient, we will grant unsecured credit. A key factor in originating personal loans is knowing our borrowers. When personal loans are unsecured, we believe that the character and integrity of the borrower becomes as important as the borrower's financial statement.

            Our clients request a combination of lines of credit, floating-rate term loans and fixed-rate term loan products. Many of our clients use their personal investment portfolios as collateral for personal loans. Personal lines of credit are used for a variety of purposes such as the comfort of having funds available for future uses or establishing a line of credit as overdraft protection. We respond quickly to the needs of our clients within the limits set by our loan policy.

            Personal loans are subject to the same approval process as all other types of loans. Each client is underwritten to ensure that they have adequate collateral coverage and/or cash flow. Annual financial statements are required of each personal borrower.

            Home Equity Loans. Our home equity loan portfolio consists of traditional home equity lines of credit prevalent in the market today. In general, we advance up to 80% on the value of a home, less the amount of prior liens. However, we may vary from that percentage depending on the value of the home, type of dwelling, and the personal financial situation of the borrower. Home equity loans are funded either through draws requested by our clients or by special home equity credit drafts that function as bank checks. Home equity loans are approved using the same standards as residential mortgage loans. Our borrower's personal cash flow is compared to debt service requirements to determine our borrower's ability to repay. Home equity loans are competitively priced and are based on a floating rate formula.

            Construction Loans. Our construction loan portfolio consists of single residential properties, multi-family properties, and commercial projects. As construction lending has greater inherent risk, we closely monitor the status of each construction loan throughout its term. Typically, we require full investment of the borrower's equity in construction projects prior to injecting our funds. Generally, we do not allow borrowers to recoup their equity from the sale proceeds of finished units (if applicable) until we have recovered our funds on the overall project. We use a title company to disburse periodic draws from the construction line to ensure that there will be no title problems at the end of the project.

            Our construction loans are often the highest yielding loans in our portfolio due to the inherent risks and the monitoring requirements. These loans typically have floating rates, commitment fees and release fees. During our credit approval process, factors unique to construction loans are considered. These include assessment of the market for the finished product, reasonableness of the construction budget, ability of the borrower to fund cost overruns, and the borrower's ability to liquidate and repay the loan at the point when the loan-to-value ratio is the greatest. We seek to manage these risks by, among other things, ensuring that the collateral value of the property throughout the construction process does not fall below acceptable levels, ensuring that funds disbursed are within parameters set by the original construction budget, and properly documenting each construction draw. Due to our more stringent standards for underwriting and monitoring construction loans and the credit profile of our borrowers, we are comfortable with the risk associated with this portfolio and are committed to construction lending as an integral part of our lending program.

Investment Activities

            The objective of our investment policy is to maximize income consistent with liquidity, asset quality, regulatory constraints and asset/liability objectives. The policy is to be reviewed at least annually by our board of directors. Our board is provided quarterly information recapping purchases and sales with the resulting gains or losses, average maturity, federal taxable equivalent yields and appreciation or depreciation by investment categories.

            We invest primarily in direct obligations of the United States, obligations guaranteed as to principal and interest by the United States, obligations of agencies of the United States, bank-qualified tax-exempt obligations of state and local political subdivisions and collateralized mortgage obligations. We also may invest from time to time in corporate debt or other securities as permitted by our investment policy. In addition, we enter into federal funds transactions with our principal correspondent banks, and primarily act as a net seller of such funds. The sale of federal funds are effectively short-term loans from us to other banks.

            Our investment portfolio also includes equity investments in the Federal Home Loan Bank of Chicago and the Federal Home Loan Bank of Des Moines. We invest in the Federal Home Loan Bank in order to be a member, which qualifies us to use their services including Federal Home Loan Bank borrowings. In addition, we have purchased participations in pools of loans from Neighborhood Housing Services ("NHS"). NHS is a not-for-profit organization which helps provide affordable housing to low and moderate income residents in the Chicago area. The size of our investment is proportionate to the volume of loans in certain credit programs offered by NHS. NHS is an important vehicle in our Community Reinvestment Act ("CRA") lending program.

            Our chief financial officer is responsible for the management of our investment portfolio as well as the implementation of our investment strategy.

Trust and Asset Management

            We offer our clients a wide variety of trust and asset management services designed to meet their individual needs and investment goals. Many of our trust clients have long-standing relationships with our managing directors. In administering a trust, we work closely with our client, the beneficiaries and the trustees' attorneys and accountants on personal and tax matters to assist the client in accomplishing the stated objectives. As fiduciaries of a trust or estate, our responsibilities may include:

               o administering the account pursuant to the applicable document;

               o    collecting, holding and valuing assets;

               o    monitoring investment portfolios;

               o    paying debts, expenses and taxes;

               o    distributing property;

               o    advising beneficiaries; and

               o    preparation of tax returns.

               In addition to trust and estate administration, we offer:

               o    institutional accounts;

               o    guardianship administration;

               o    investment agency accounts;

               o    Section 1031 exchanges; and

               o    custodial accounts.

            Since January 1, 1997, the average account value of new trusts administered by us was approximately $3.0 million. We seek to continue to grow our trust business as we expand our client base and our clients increasingly reach retirement age and focus on their estate plans. The following table indicates the break-down of our trust assets under administration at December 31, 2000 by account classification and related gross revenue for the nine months ended December 31, 2000:

                                              At or for the twelve months
                                                ended December 31, 2000
                                                -----------------------
                    Account Type             Market Value         Revenue
                    ------------             ------------         -------
                                                      (in thousands)
Personal trust--managed..................      $274,483             $1,282
Agency--managed..........................       117,898                411
Custody..................................       350,175                530
Employee benefits--managed...............        35,209                 68
                                             ----------          ---------
    Total................................      $777,765             $2,291
                                             ==========          ---======

            We have chosen to outsource the investment management aspect of our trust business so that we may offer our clients diversity and flexibility of investment representation and to allow us to impartially evaluate investment performance. This structure also allows our clients to independently designate one or more specific advisors enabling them to maintain existing relationships they may have within the financial community. If the client does not have such a relationship in place, we help them select an investment management firm to best service their needs. Based on the client's investment strategy and objectives and the account attributes, one or more investment managers will be selected from a selected group of approved advisors.

            Our trust policy has established controls over our trust activities to safeguard the assets of our clients against operational and administrative risk. We have a system of internal controls that is designed to keep our operating risk at appropriate levels. Our system of internal controls includes policies and procedures relating to authorization, approval, documentation and monitoring of transactions. Administrative risk is the risk of loss that may occur as a result of breaching a fiduciary duty to a client. To manage this risk, our trust policy has established corporate policies and procedures to ensure that obligations to clients are discharged faithfully and in compliance with applicable legal and regulatory requirements. These policies and procedures provide guidance and establish standards related to the creation, sale, and management of investment products, trade execution, and counterparty selection.

Asset/Liability Management Committee

            We have an asset/liability committee ("ALCO") comprised of selected senior executives who are charged with the dual goals of optimization and stabilization of net interest income over time while adhering to prudent banking practices. ALCO oversees asset growth, liquidity and capital, and directs our overall acquisition and allocation of funds. At its meetings, ALCO reviews issues including:

               o    data on economic conditions;

               o    current interest rate outlook;

               o    current forecast on loans and deposits;

               o    mix of interest rate sensitive assets and liabilities;

               o    bank liquidity position;

               o    investment portfolio purchases and sales; and

               o    other matters as presented.

            ALCO is also responsible for monitoring compliance with our investment policy. On a quarterly basis, ALCO reports to the loan/investment committee who reviews the portfolio of reports we prepare for our board of directors and all the decisions made by ALCO affecting net interest income.

Competition

            We do business in the highly competitive financial services industry. Our geographic market is primarily the greater Chicago and St. Louis metropolitan areas. The financial services industry is comprised of commercial banks, thrifts, credit unions, investment banks, brokerage houses, money managers, and other providers of financial products and services. These firms compete with us for one or more of the following: loans, deposits, trust services, or investment products. Some of these firms have business units that promote themselves as "private banks." The typical private banking competitor is a unit of a large commercial bank catering to the upper echelon of that bank's customer base.

            We view ourselves as the only private bank in the Chicago and St. Louis markets focused solely on offering an extended range of traditional banking and trust products to affluent professionals, entrepreneurial individuals and their business interests. While our products may be similar to those of our competitors, we attempt to distinguish ourselves by emphasizing consistent, superior levels of personal service. For commercial and commercial real estate lending, we compete with a number of major Chicago-area financial institutions and suburban banks and, in the St. Louis market, with St. Louis-based financial institutions and banking offices. For trust services, we compete with the largest Chicago-area banks and some investment managers. For private banking services, we compete with the private banking departments of major Chicago and St. Louis-area financial institutions, some suburban banks, and brokerage houses. For residential mortgage lending, we compete with banks, savings and loans, mortgage brokers and numerous other financial services firms offering mortgage loans in our market areas. Several of our competitors are national or international in scope.

            Some of our competitors are not subject to the same degree of regulation as that imposed on bank holding companies, state banking organizations and federal savings banks. In addition, the larger banking organizations, investment banks and brokerage houses have significantly greater resources than we do. As a result, some of our competitors have advantages over us in name recognition and market penetration.

Employees

            As of December 31, 2000, we had approximately 137 full-time equivalent employees. The salaries of all of our employees are paid by either The PrivateBank (Chicago) or The PrivateBank (St. Louis), with the exception of Messrs. Mandell and Svec and Lisa M. O'Neill, our controller, a portion of whose salaries are paid by PrivateBancorp.

            We provide our employees with a comprehensive program of benefits, some of which are on a contributory basis, including comprehensive medical and dental plans, life insurance plans, and 401(k) plans. We consider our relationship with our employees to be good.

                           SUPERVISION AND REGULATION

General

            Banking is a highly regulated industry. The following is a summary of several applicable statutes and regulations. However, these summaries are not complete, and you should refer to the statutes and regulations for more information. Also, these statutes and regulations are likely to change in the future, and we cannot predict what effect these changes, if made, will have on our operations. Finally, please remember that the supervision, regulation and examination of banks and bank holding companies by bank regulatory agencies are intended primarily for the protection of depositors rather than stockholders of banks and bank holding companies.

Bank Holding Company Regulation

            PrivateBancorp is registered as a "bank holding company" with the Board of Governors of the Federal Reserve System (the "Federal Reserve") pursuant to the Bank Holding Company Act of 1956, as amended (the Bank Holding Company Act of 1956 and the regulations issued thereunder are collectively referred to as the "BHC Act"), and we are subject to regulation, supervision and examination by the Federal Reserve.

            Minimum Capital Requirements. The Federal Reserve has adopted risk-based capital requirements for assessing bank holding company capital adequacy. These standards define capital and establish minimum capital ratios in relation to assets, both on an aggregate basis, and as adjusted for credit risks and off-balance sheet exposures. Under the Federal Reserve's risk-based guidelines applicable to PrivateBancorp, capital is classified into two categories.

               For bank holding companies, Tier 1, or "core," capital consists of:

               o    common stockholders' equity;

               o    qualifying noncumulative perpetual preferred stock;

               o qualifying cumulative perpetual preferred stock (subject to some limitations); and

               o minority interests in the common equity accounts of consolidated subsidiaries.

               less:

               o    goodwill; and

               o    specified intangible assets.

               Tier 2, or "supplementary," capital consists of:

               o    the allowance for loan and lease losses;

               o    perpetual preferred stock and related surplus;

               o    hybrid capital instruments;

               o    unrealized holding gains on equity securities;

               o    perpetual debt and mandatory convertible debt securities;

               o    term subordinated debt, including related surplus; and

               o intermediate-term preferred stock, including related securities.

            Under the Federal Reserve's capital guidelines, bank holding companies are required to maintain a minimum ratio of qualifying total capital to risk-weighted assets of 8%, of which at least 4% must be in the form of Tier 1 capital. The Federal Reserve has established a minimum ratio of Tier 1 capital to total assets of 3% for strong bank holding companies (those rated a composite "1" under the Federal Reserve's rating system). For all other bank holding companies, the minimum ratio of Tier 1 capital to total assets is 4%. In addition, the Federal Reserve continues to consider the Tier 1 leverage ratio (after deducting all intangibles) in evaluating proposals for expansion or new activities.

            In its capital adequacy guidelines, the Federal Reserve emphasizes that the foregoing standards are supervisory minimums and that banking organizations generally are expected to operate well above the minimum ratios. These guidelines also state that banking organizations experiencing growth, whether internally or by making acquisitions, are expected to maintain strong capital positions substantially above the minimum levels.

            As of December 31, 2000, we had regulatory capital in excess of the Federal Reserve's minimum requirements. Our total risk-based capital ratio at December 31, 2000 was 8.15% and our leverage ratio was 5.54%.

            Acquisitions. The BHC Act requires prior Federal Reserve approval for, among other things, the acquisition by a bank holding company of direct or indirect ownership or control of more than 5% of the voting shares or substantially all the assets of any bank, or for a merger or consolidation of a bank holding company with another bank holding company. With limited exceptions, the BHC Act prohibits a bank holding company from acquiring direct or indirect ownership or control of voting shares of any company which is not a bank or bank holding company and from engaging directly or indirectly in any activity other than banking or managing or controlling banks or performing services for its authorized subsidiaries. A bank holding company may, however, engage in or acquire an interest in a company that engages in activities which the Federal Reserve has determined, by regulation or order, to be so closely related to banking or managing or controlling banks as to be a proper incident thereto, such as owning and operating a savings association, performing functions or activities that may be performed by a trust company, or acting as an investment or financial advisor. Under the BHC Act and Federal Reserve regulations, we are prohibited from engaging in tie-in arrangements in connection with an extension of credit, lease, sale of property, or furnishing of services. That means that, except with respect to traditional banking products, we may not condition a client's purchase of one of our services on the purchase of another service. The passage of the Gramm-Leach-Bliley Act, however, allows bank holding companies to become financial holding companies. Financial holding companies do not face the same prohibitions to entering into certain business transactions that bank holding companies currently face. See the discussion of the Gramm-Leach-Bliley Act below.

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

            Ownership Limitations. Under the Illinois Banking Act, any person who acquires more than 10% of our stock may be required to obtain the prior approval of the commissioner of the Illinois Office of Banks and Real Estate (the "Commissioner"). Under the Change in Bank Control Act, a person may be required to obtain the prior regulatory approval of the Federal Reserve before acquiring the power to directly or indirectly control the management, operations or policies of PrivateBancorp or before acquiring control of 10% or more of any class of our outstanding voting stock.

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

            Under a longstanding policy of the Federal Reserve, we are expected to act as a source of financial strength to our banking subsidiaries and to commit resources to support them. The Federal Reserve takes the position that in implementing this policy, it may require us to provide financial support when we otherwise would not consider ourselves able to do so.

            In addition to the restrictions on dividends imposed by the Federal Reserve, Delaware law also places limitations on our ability to pay dividends. For example, we may not pay dividends to our stockholders if, after giving effect to the dividend, we would not be able to pay our debts as they become due. Because a major source of our revenue could be dividends which we expect to receive from our banking subsidiaries, our ability to pay dividends will depend on the amount of dividends paid by our banking subsidiaries. We cannot be sure that our banking subsidiaries will pay such dividends to us.

Bank Regulation

            The PrivateBank (Chicago) is subject to supervision and examination by the commissioner of the Illinois Office of Banks and Real Estate (the "Commissioner") and, as a non-member, FDIC-insured bank, to supervision and examination by the Federal Deposit Insurance Corporation ("FDIC"). As an affiliate of The PrivateBank (Chicago), we are also subject to examination by the Commissioner. The PrivateBank (Chicago) is a member of the Federal Home Loan Bank ("FHLB") of Chicago and may be subject to examination by the FHLB of Chicago. The Federal Deposit Insurance Act ("FDIA") requires prior FDIC approval for any merger and/or consolidation by or with another depository institution, as well as for the establishment or relocation of any bank or branch office. The FDIA also gives the power to the FDIC to issue cease and desist orders. A cease and desist order could either prohibit a bank from engaging in certain unsafe and unsound bank activity or could require a bank to take certain affirmative action. The FDIC also supervises compliance with the federal law and regulations which place restrictions on loans by FDIC-insured banks to an executive officer, director or principal shareholder of the bank, the bank holding company which owns the bank, and any subsidiary of such bank holding company. The FDIC also examines The PrivateBank (Chicago) for its compliance with statutes which restrict and, in some cases, prohibit certain transactions between a bank and its affiliates. Among other provisions, these laws place restrictions upon:

               o extensions of credit to the bank holding company and any non-banking affiliates,

               o    the purchase of assets from affiliates,

               o the issuance of guarantees, acceptances or letters of credit on behalf of affiliates, and

               o investments in stock or other securities issued by affiliates or acceptance thereof as collateral for an extension of credit.

            Also, The PrivateBank (Chicago) is subject to restrictions with respect to engaging in the issuance, underwriting, public sale or distribution of certain types of securities and to restrictions upon:

               o the nature and amount of loans which it may make to a single borrower (and, in some instances, a group of affiliated borrowers),

               o    the nature and amount of securities in which it may invest,

               o the amount of investment in The PrivateBank (Chicago) premises, and

               o    the manner in and extent to which it may borrow money.

            Furthermore, all banks are affected by the credit policies of other monetary authorities, including the Federal Reserve, which regulate the national supply of bank credit. Such regulation influences overall growth of bank loans, investments, and deposits and may also affect interest rates charged on loans and paid on deposits. The

Federal Reserve's monetary policies have had a significant effect on the operating results of commercial banks in the past and we expect this trend to continue in the future.

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

            In addition to the foregoing, the ability of PrivateBancorp and The PrivateBank (Chicago) to pay dividends may be affected by the various minimum capital requirements and the capital and non-capital standards established under the Federal Deposit Insurance Corporation Improvements Act of 1991 ("FDICIA"), as described below.

            Federal Reserve System. The PrivateBank (Chicago) is subject to Federal Reserve regulations requiring depository institutions to maintain noninterest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve regulations generally require 3% reserves on the first $44.3 million of transaction accounts plus 10% on the remainder. The first $5.0 million of otherwise reservable balances (subject to adjustments by the Federal Reserve) are exempted from the reserve requirements. The PrivateBank (Chicago) is in compliance with that requirement.

            Standards for Safety and Soundness. The FDIA, as amended by FDICIA and the Riegle Community Development and Regulatory Improvement Act of 1994, requires the FDIC, together with the other federal bank regulatory agencies, to prescribe standards of safety and soundness, by regulations or guidelines, relating generally to operations and management, asset growth, asset quality, earnings, stock valuation, and compensation. The FDIC and the other federal bank regulatory agencies have adopted a set of guidelines prescribing safety and soundness standards pursuant to FDICIA. The guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder. In addition, the FDIC adopted regulations that authorize, but do not require, the FDIC to order an institution that has been given notice by the FDIC that it is not satisfying the safety and soundness guidelines to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the FDIC must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized association is subject under the "prompt corrective action" provisions of FDICIA. If an institution fails to comply with such an order, the FDIC may seek to enforce its order in judicial proceedings and to impose civil money penalties. The FDIC and the other federal bank regulatory agencies have also proposed guidelines for asset quality and earning standards.

            Prompt Corrective Action. FDICIA requires the federal banking regulators, including the Federal Reserve and the FDIC, to take prompt corrective action with respect to depository institutions that fall below minimum capital standards and prohibits any depository institution from making any capital distribution that would cause it to be undercapitalized. Institutions that are not adequately capitalized may be subject to a variety of supervisory actions, including restrictions on growth, investment activities, capital distributions and affiliate transactions, and will be required to submit a capital restoration plan which, to be accepted by the regulators, must be guaranteed in part by any company having control of the institution (for example, the company or a stockholder controlling the company). In other respects, FDICIA provides for enhanced supervisory authority, including greater authority for the appointment of a conservator or receiver for critically under-capitalized institutions. The capital-based prompt corrective action provisions of FDICIA and its implementing regulations apply to FDIC-insured depository institutions. However, federal banking agencies have indicated that, in regulating bank holding companies, the agencies may take appropriate action at the holding company level based on their assessment of the effectiveness of supervisory actions imposed upon subsidiary insured depository institutions pursuant to the prompt corrective action provisions of FDICIA. Also, under FDICIA, insured depository institutions with assets of $500 million or more at the beginning of a fiscal year, must submit an annual report for that year, including financial statements and a management report, to each of the FDIC, any appropriate federal banking agency, and any appropriate bank supervisor. The PrivateBank (Chicago) had assets of $500 million or more at the beginning of fiscal year 2000, and must therefore provide an annual report as required by FDICIA.

            As of December 31, 2000, The PrivateBank (Chicago) had capital in excess of the requirements for a "well-capitalized" institution.

            Insurance of Deposit Accounts. Under FDICIA, as an FDIC-insured institution, The PrivateBank (Chicago) is required to pay deposit insurance premiums based on the risk it poses to the Bank Insurance Fund ("BIF"). The FDIC has authority to raise or lower assessment rates on insured deposits in order to achieve statutorily required reserve ratios in the insurance funds and to impose special additional assessments. Each depository institution is assigned to one of three capital groups: "well capitalized," "adequately capitalized" or "undercapitalized." Within each capital group, institutions are assigned to one of three supervisory subgroups: "A" (institutions with few minor weaknesses), "B" (institutions which demonstrate weaknesses which, if not corrected, could result in significant deterioration of the institution and increased risk of loss to BIF), and "C" (institutions that pose a substantial probability of loss to BIF unless effective corrective action is taken). Accordingly, there are nine combinations of capital groups and supervisory subgroups to which varying assessment rates would be applicable. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. During 2000, The PrivateBank (Chicago) paid deposit insurance premiums in the aggregate amount of $103,470. During 2000, The PrivateBank (St. Louis) paid deposit insurance premiums in the aggregate amount of $2,214.

            Deposit insurance may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. Such terminations can only occur, if contested, following judicial review through the federal courts. We do not know any practice, condition or violation that might lead to termination of our deposit insurance.

            Community Reinvestment. Under the CRA, a financial institution has a continuing and affirmative obligation to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community. However, institutions are rated on their performance in meeting the needs of their communities. Performance is judged in three areas: (a) a lending test, to evaluate the institution's record of making loans in its assessment areas; (b) an investment test, to evaluate the institution's record of investing in community development projects, affordable housing, and programs benefitting low or moderate income individuals and business; and (c) a service test, to evaluate the institution's delivery of services through its branches, ATMs and other offices. The CRA requires each federal banking agency, in connection with its examination of a financial institution, to assess and assign one of four ratings to the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by the institution, including applications for charters, branches and other deposit facilities, relocations, mergers, consolidations, acquisitions of assets or assumptions of liabilities, and savings and loan holding company acquisitions. The CRA also requires that all institutions make public disclosure of their CRA ratings.

            The PrivateBank (Chicago) was assigned a "satisfactory" rating in January 1999 as a result of its last CRA examination.

            Compliance with Consumer Protection Laws. The PrivateBank (Chicago) is subject to many federal consumer protection statutes and regulations including the CRA, the Truth in Lending Act, the Truth in Savings Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Real Estate Settlement Procedures Act and the Home Disclosure Act. Among other things, these acts:

               o    require banks to meet the credit needs of their communities;

               o require banks to disclose credit terms in meaningful and consistent ways;

               o prohibit discrimination against an applicant in any consumer or business credit transaction;

               o prohibit discrimination in housing-related lending activities;

               o require banks to collect and report applicant and borrower data regarding loans for home purchases or improvement projects;

               o require lenders to provide borrowers with information regarding the nature and cost of real estate settlements;

               o prohibit certain lending practices and limit escrow account amounts with respect to real estate transactions; and

               o prescribe possible penalties for violations of the requirements of consumer protection statutes and regulations.

            From time to time we have been made aware of certain deficiencies in our consumer compliance program. Management believes that any deficiencies have already been or are in the process of being corrected. In the event that consumer compliance deficiencies were to continue over time, enforcement or administrative actions by the appropriate federal banking regulators could result. Such action could in turn affect the implementation of our growth strategies.

            Enforcement Actions. Federal and state statutes and regulations provide financial institution regulatory agencies with great flexibility to undertake an enforcement action against an institution that fails to comply with regulatory requirements, particularly capital requirements. Possible enforcement actions range from the imposition of a capital plan and capital directive to civil money penalties, cease and desist orders, receivership, conservatorship or the termination of deposit insurance.

            Impact of the Gramm-Leach-Bliley Act. On November 12, 1999, President Clinton signed the Gramm-Leach-Bliley Act (the "GLB Act"), which among other things, establishes a comprehensive framework to permit affiliations among commercial banks, insurance companies and securities firms. Also, a bank holding company which meets certain criteria may certify that it satisfies such criteria and become a financial holding company, and thereby engage in a broader range of activity than permitted a bank holding company.

            The GLB Act imposes new requirements on financial institutions with respect to customer privacy by generally prohibiting disclosure of customer information to non-affiliated third parties unless the customer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to customers annually. The GLB Act directs the federal regulators to promulgate implementing regulations within six months of enactment. The privacy provisions will become effective six months thereafter.

            We do not believe that the GLB Act will have a material adverse effect upon our operations in the near term. However, to the extent the GLB Act permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. This consolidation could result in a growing number of larger financial institutions that offer a wider variety of financial services than we currently offer and that can aggressively compete in the markets we currently serve.

            The PrivateBank (St. Louis). The PrivateBank (St. Louis) is a federally chartered savings bank. Accordingly, it is governed by and subject to extensive regulation, examination and supervision by the Office of Thrift Supervision ("OTS"), and is required to comply with the rules and regulations of the OTS under the Home Owners' Loan Act ("HOLA"). As a federally chartered savings bank, The PrivateBank (St. Louis) has greater flexibility in pursuing interstate branching than an Illinois state bank. The activities of The PrivateBank (St. Louis) are also governed by the Federal Deposit Insurance Act. The FDIC has back-up regulatory authority over The PrivateBank (St. Louis). Although The PrivateBank (St. Louis) has a different primary federal regulator from The PrivateBank (Chicago), most, if not all, of the federal statutes and regulations applicable to The PrivateBank (Chicago) are also applicable to The PrivateBank (St. Louis).

            Under such regulation and supervision, The PrivateBank (St. Louis) is required to file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to establishing branches or entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. The OTS conducts periodic examinations to test The PrivateBank's (St. Louis) compliance with various regulatory and safety and soundness requirements. This regulation and supervision establishes a comprehensive framework of supervision and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including discretion with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the OTS, the FDIC or the Congress, could have a material adverse impact on us, The PrivateBank (St. Louis) and our operations.

            The PrivateBank (St. Louis) is also required to be a qualified thrift lender ("QTL"). The HOLA requires savings institutions to meet a QTL test, under which the institution is required to either qualify as a "domestic building and loan association" under the Internal Revenue Code or maintain at least 65% of its "portfolio assets" (total assets less (1) specified liquid assets up to 20% of total assets; (2) intangibles, including goodwill; and (3) the value of property used to conduct business) in certain "qualified thrift investments," (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least nine months out of each twelve month period. As part of its application process, The PrivateBank (St. Louis) submitted a three-year business plan to the FDIC and the OTS which commits to compliance with the QTL test among other objectives, including the maintenance of sufficient capital. A savings institution that fails the QTL test is subject to certain operating restrictions and may be required to convert to a bank charter. In meeting the QTL test, The PrivateBank (St. Louis) may be assisted by The PrivateBank (Chicago) through the purchase by The PrivateBank (Chicago) of certain loans and/or assets from The PrivateBank (St. Louis).

               SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES
                          LITIGATION REFORM ACT OF 1995

            This report contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ materially from the results discussed in forward-looking statements. Factors which might cause such a difference include, but are not limited to, fluctuations in market rates of interest and loan and deposit pricing; a deterioration of general economic conditions in our market areas; legislative or regulatory changes; adverse developments in our loan or investment portfolios; significant increases in competition; difficulties in identifying attractive acquisition opportunities or strategic partners to complement our private banking approach; and the possible dilutive effect of potential acquisitions or expansion. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.


                               EXECUTIVE OFFICERS

            The following persons serve as executive officers of PrivateBancorp:

            Ralph B. Mandell (60), a director since 1989, is a co-founder of PrivateBancorp and The PrivateBank (Chicago). A Managing Director of The PrivateBank (Chicago) and a director of The PrivateBank (St. Louis), he has served as Chairman and Chief Executive Officer of PrivateBancorp and The PrivateBank (Chicago) since 1994 and assumed the additional title of President of both entities in March 1999. From inception until 1994, Mr. Mandell had the title of Co-Chairman. Prior to starting The PrivateBank (Chicago) and PrivateBancorp, Mr. Mandell was the Chief Operating Officer of First United Financial Services, Inc., from 1985 to 1989, and served as its President from 1988 to 1989. First United, a company that was traded on the Nasdaq National Market, was sold to First Chicago Corporation in 1987. He also served as President of Oak Park Trust & Savings Bank from

1985 until 1988. Prior thereto, Mr. Mandell had served as Executive Vice President of Oak Park Trust & Savings Bank since 1979.

            Gary S. Collins (42) has been a Managing Director of The PrivateBank (Chicago) since 1991. As a specialist in real estate lending, Mr. Collins has spent more than 20 years managing diverse real estate transactions and the full range of mortgage financing. Before joining the bank in 1991, he held senior positions at several Chicago metropolitan area financial institutions, including First Chicago Bank of Oak Park, First Colonial Bancshares and Avenue Bank of Oak Park.

            Hugh H. McLean (41) has been a Managing Director of The PrivateBank (Chicago) since 1996. He serves as head of credit marketing and manager of the Oak Brook office. Prior to joining the bank, he served as a regional manager with Firstar Bank Illinois and its predecessor from 1990 to 1996, and as head of a commercial banking division at American National Bank and Trust Company in Chicago, Illinois, from 1987 to 1990, where he was employed from 1980 to 1990.

            Thomas S. Palmer (53) has been a Managing Director of The PrivateBank (Chicago) since July 2000. He serves as director of trust and asset management services. Mr. Palmer has spent almost 30 years serving the investment and banking needs of clients. Prior to joining the bank, he was with First Chicago, now known as Bank One, in Chicago, Illinois, where he had been employed since 1979.

            Gary L. Svec (34), has been the Secretary/Treasurer and Chief Financial Officer of PrivateBancorp since August 2000. Prior to joining the company, Mr. Svec served as Vice President and as Investment and Asset/Liability Specialist for Betzold, Berg, Nussbaum & Heitman, Inc., working with the firm's financial institutions clients, from August 1995 to August 2000. He also served as Chief Financial Officer of Betzold Berg Investment Management from August 1995 to August 1998. From 1988 until July 1995, Mr. Svec was employed by Crowe, Chizek & Company as an auditor, tax advisor and consultant to their financial institutions group. Mr. Svec is a certified public accountant.

ITEM 2.     PROPERTIES

            We currently have seven physical banking locations. We have a variety of renewal options in each of our properties and certain rights to secure additional space. The main offices of PrivateBancorp and The PrivateBank (Chicago) are located in the central business and financial district of Chicago. We lease 20,923 square feet comprising the entire eighth, ninth and tenth floors and part of the eleventh floor of a building located at Ten North Dearborn Street. This lease expires on or about August 31, 2006.

            We established a north suburban office in the affluent North Shore area located at 517 Green Bay Road, Wilmette, Illinois, in October 1994. We lease approximately 5,300 square feet on the first floor of a commercial building. This lease expires on June 30, 2004.

            In January 1997, we opened a third office of The PrivateBank (Chicago) in rapidly growing, west suburban DuPage County at 1603 West Sixteenth Street, Oak Brook, Illinois. We lease approximately 4,200 square feet on the first floor of a two-story office building. This lease expires on December 14, 2001.

            In January 2000, we opened our Fox Valley office at 24 South Second Street, St. Charles, Illinois. We lease approximately 6,700 square feet of a commercial building. This lease expires October 31, 2009.

            Our St. Louis office is located at 1401 South Brentwood Boulevard, St. Louis, Missouri. We lease approximately 12,400 square feet on the first and second floors of a commercial building. This lease expires on February 4, 2009.

            Our offices in Lake Forest and Winnetka, Illinois, were both acquired as part of the purchase of Johnson Bank Illinois. Our Lake Forest office is on the first floor of a two-story office building located at 920 South Waukegan Road, Lake Forest, Illinois. The lease is for approximately 9,400 square feet and expires on July 31, 2005. Our Winnetka office leases approximately 5,100 square feet and is located at 1000 Green Bay Road, Winnetka, Illinois. This lease expires on June 30, 2003.

ITEM 3.     LEGAL PROCEEDINGS

            From time to time, we may be party to various legal proceedings arising in the normal course of our business. Since we act as a depository of funds, we may be named from time to time as a defendant in various lawsuits (such as garnishment proceedings) involving claims to the ownership of funds in particular accounts. Neither PrivateBancorp nor any of our subsidiaries is a party to any pending material legal proceedings that we believe will have a material adverse effect on our business, results of operations or financial condition.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None.


                                     PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

            Our common stock is quoted on the Nasdaq National Market under the symbol "PVTB." As of March 15, 2001, we had approximately 352 record holders of our common stock. The table below sets forth the high and low sales prices of our common stock as reported by Nasdaq for the periods indicated.

                                                  High               Low
                                                  ----               ---
          2000
              First Quarter.................    $16.3750           $10.0000
              Second Quarter................     14.7500            10.2500
              Third Quarter.................     14.9375            13.6250
              Fourth Quarter................     14.1250             8.8750


          1999                                    High               Low
                                                  ----               ---
              Second Quarter(1).............    $35.7500           $18.0000
              Third Quarter.................     21.4375            15.2500
              Fourth Quarter................     17.8750            12.4375

(1) Reflects the high and low sales prices on June 30, 1999, the first day of trading of our common stock on Nasdaq.

            Holders of our common stock are entitled to receive dividends that the board of directors may declare from time to time. We may only pay dividends out of funds which are legally available for that purpose. Because consolidated net income consists largely of the net income of our subsidiaries, dividend payments to stockholders are dependent upon our receipt of dividends from our subsidiaries. See "Supervision and Regulation" for a discussion of regulatory restrictions on dividend declarations. Our dividend declaration is discretionary and will depend on our earnings and financial condition, regulatory limitations, tax considerations and other factors.

            We have paid quarterly dividends on our common stock since the third quarter of 1995. While the board of directors expects to continue to declare dividends quarterly, there can be no assurance that we will continue to pay dividends at these levels or at all. The following table shows the history of per share cash dividends declared and paid on our common stock for the last two years.

          2000
              First Quarter.....................    $0.025
              Second Quarter....................     0.025
              Third Quarter.....................     0.025
              Fourth Quarter....................     0.025

          1999
              First Quarter.....................    $0.025
              Second Quarter....................     0.025
              Third Quarter.....................     0.025
              Fourth Quarter....................     0.025

ITEM 6.     SELECTED FINANCIAL DATA

            The following table summarizes certain selected consolidated financial and other data of PrivateBancorp at or for the periods indicated. The balance sheet and statement of income data are derived from our December 31, 2000 consolidated financial statements which have been audited by Arthur Andersen, LLP. This information should be read in conjunction with our audited consolidated financial statements and related notes included pursuant to Item 8 of this report. See "Index to Consolidated Financial Statements" on page F-1.

                                                                       Year Ended December 31,
                                                        ----------------------------------------------------
                                                          2000       1999       1998       1997       1996
                                                        --------   --------   --------   --------   --------
                                                            (dollars in thousands, except per share data)
Selected Statement of Income Data:
Interest income:
Loans, including fees ...............................   $ 48,633   $ 26,597   $ 19,619   $ 16,729   $ 12,152
Federal funds sold and interest-bearing deposits ....      1,058        330      2,181        875      1,392
Securities ..........................................      7,455      5,141      3,492      2,519      2,396
                                                        --------   --------   --------   --------   --------
  Total interest income .............................     57,146     32,068     25,292     20,123     15,940
                                                        --------   --------   --------   --------   --------
Interest expense:
Interest-bearing demand deposits ....................        869        604        487        377        305
Savings and money market deposit accounts ...........     13,711      7,671      6,651      5,880      4,613
Other time deposits .................................     14,635      7,399      6,155      3,821      2,973
Funds borrowed ......................................      4,116        931         19          3        143
                                                        --------   --------   --------   --------   --------
  Total interest expense ............................     33,331     16,605     13,312     10,081      8,034
                                                        --------   --------   --------   --------   --------
  Net interest income ...............................     23,815     15,463     11,980     10,042      7,906
Provision for loan losses ...........................      1,690      1,208        362        603        524
                                                        --------   --------   --------   --------   --------
  Net interest income after provision for loan losses     22,125     14,255     11,618      9,439      7,382
                                                        --------   --------   --------   --------   --------
Non-interest income:
Banking, trust services and other income ............      3,077      1,947      1,280      1,210        911
Securities gains ....................................         92         57         40         --         --
                                                        --------   --------   --------   --------   --------
  Total non-interest income .........................      3,169      2,004      1,320      1,210        911
                                                        --------   --------   --------   --------   --------
Non-interest expense:
Salaries and employee benefits ......................      8,174      5,156      4,077      3,902      3,411
Severance charge ....................................        562         --         --         --         --
Occupancy expense, net ..............................      2,987      1,563      1,379      1,274        990
Data processing .....................................        820        478        508        396        334
Marketing ...........................................      1,202        692        567        500        424
Amortization of organization costs ..................         --         --         --         --         23
Professional fees ...................................      2,135      1,295        561        448        326
Goodwill amortization ...............................        731         --         --         --         --
Insurance ...........................................        303        214        134        115         82
Towne Square Financial Corporation acquisition ......         --      1,300         --         --         --
Other expense .......................................      1,692      1,389        863        627        508
                                                        --------   --------   --------   --------   --------
  Total non-interest expense ........................     18,606     12,087      8,089      7,262      6,098
                                                        --------   --------   --------   --------   --------
  Income before income taxes ........................      6,688      4,172      4,849      3,387      2,195
Income tax provision ................................      2,263      1,257      1,839      1,242        762
                                                        --------   --------   --------   --------   --------
  Net income ........................................   $  4,425   $  2,915   $  3,010   $  2,145   $  1,433
                                                        ========   ========   ========   ========   ========

Per Share Data:
Basic earnings ......................................   $   0.96   $   0.73   $   0.91   $   0.69   $   0.49
Diluted earnings ....................................       0.92       0.69       0.86       0.65       0.47
Dividends ...........................................       0.10       0.10       0.08       0.07       0.07
Book value (at end of period) .......................      11.73      10.26       8.53       7.67       6.84

Selected Financial Condition Data (at end of period):
Total securities(1) .................................   $172,194   $ 71,134   $116,891   $ 65,383   $ 44,617
Total loans .........................................    599,429    397,277    281,965    218,495    171,343
Total assets ........................................    829,509    518,697    416,308    311,872    246,734
Total deposits ......................................    670,246    453,092    364,994    285,773    222,571
Funds borrowed ......................................     96,879     15,000     20,000         --      3,000
Total stockholders' equity ..........................     54,249     47,080     29,274     24,688     20,222
Trust assets under administration ...................    777,800    729,904    611,650    469,646    328,662

                                                                       Year Ended December 31,
                                                        ----------------------------------------------------
                                                          2000       1999       1998       1997       1996
                                                        --------   --------   --------   --------   --------
                                                            (dollars in thousands, except per share data)
Selected Financial Ratios and Other Data:(1)
Performance Ratios:
Net interest margin(2) .............................        3.63%     3.79%     3.64%       4.01%     3.73%
Net interest spread(3) .............................        3.02      3.15      2.98        3.31      3.03
Non-interest income to average assets ..............        0.45      0.45      0.37        0.45      0.42
Non-interest expense to average assets(8) ..........        2.64      2.71      2.29        2.71      2.79
Net overhead ratio(4)(8) ...........................        2.19      2.26      1.91        2.26      2.38
Efficiency ratio(5)(8) .............................       66.76     65.76     60.82       64.53     69.17
Return on average assets(6)(8) .....................        0.63      0.65      0.85        0.80      0.66
Return on average equity(7)(8) .....................        8.81      7.66     11.27        9.49      7.38
Dividend payout ratio ..............................       10.43     13.78      8.74       10.13     12.88

Asset Quality Ratios:
Non-performing loans to total loans ................        0.24%     0.21%     0.36%       0.24%     0.65%
Allowance for probable loan losses to:
  Total loans ......................................        1.02      1.14      1.21        1.40      1.43
  Non-performing loans .............................         423       548       336         578       220
Net charge-offs to average total loans .............        0.18      0.03        --          --      0.02
Non-performing assets to total assets ..............        0.17      0.16      0.24        0.17      0.45

Balance Sheet Ratios:
Loans to deposits ..................................        89.4%     87.7%     77.3%       76.5%     77.0%
Average interest-earning assets to average interest-
  bearing liabilities ..............................       111.5     116.3     116.4       117.7     118.6

Capital Ratios:
Total equity to total assets .......................        6.53%     9.08%     7.03%       7.92%     8.20%
Total risk-based capital ratio .....................        8.15     13.96     11.53       11.75     12.21
Tier 1 risk-based capital ratio ....................        6.47     12.84     10.40       10.50     10.96
Leverage ratio .....................................        5.54     10.77      7.88        8.70      8.71

Ratio of Earnings to Fixed Charges(9):
Including deposit interest .........................        1.20 x    1.25 x    1.36 x    1.34 x      1.27 x
Excluding deposit interest .........................        2.62      5.48    256.21    1,130.00     16.35

--------------
(1) For all periods, the entire securities portfolio was classified "Available for Sale."
(2)  Net interest income divided by average interest-earning assets.
(3) Yield on average interest-earning assets less rate on average interest-bearing liabilities.
(4) Non-interest expense less non-interest income divided by average total assets.
(5) Non-interest expense divided by the sum of net interest income, on a tax equivalent basis, plus non-interest income.
(6)  Net income divided by average total assets.
(7)  Net income divided by average common equity.
(8) 2000 performance ratios presented in the table above include a third quarter one-time severance and recruitment of new executive officers charge, and 1999 performance ratios include one-time charges related to the Towne Square Financial Corporation acquisition and St. Louis start-up costs incurred in the third and fourth quarter, respectively, in the following amounts (in thousands):

                                                         Pre-Tax     After-Tax
                                                         -------     ---------
          Severance charges..........................    $  562        $  377
          Towne Square Corporation acquisition.......     1,433         1,382
          St. Louis start-up costs...................       324           214

                                                           (footnotes continued)

     2000 and 1999 performance ratios excluding the special charges described above are as follows:

                                                       Year Ended December 31,
                                                       -----------------------
                                                          2000        1999
                                                         ------      ------
          Non-interest expense to average assets......     2.56%       2.32%
          Net overhead ratio..........................     2.11        1.87
          Efficiency ratio............................    64.75       57.52
          Return on average assets....................     0.68        1.01
          Return on average equity....................     9.56       11.86

(9) In computing the ratio of earnings to fixed charges: (a) earnings have been based on income before income taxes and fixed charges, and (b) fixed charges consist of interest and amortization of debt discount and expense including amounts capitalized and the estimated interest portion of rents.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

            PrivateBancorp was organized as a Delaware corporation in 1989 to serve as the holding company for a Chicago-based de novo (start-up) bank. Our flagship downtown Chicago location opened in 1991. We expanded to Wilmette in north suburban Cook County in 1994 and the Oak Brook facility in west suburban DuPage County was established in 1997. We established the St. Charles office in January 2000, in connection with our purchase of Towne Square Financial Corporation (a company which was in the process of forming a de novo, or start-up bank) on August 3, 1999. On February 11, 2000, we consummated our acquisition of Johnson Bank Illinois adding two additional locations of The PrivateBank (Chicago) in Lake Forest and Winnetka, Illinois. During the second quarter 2000, we received regulatory approval to create a new banking subsidiary and on June 23, 2000, PrivateBancorp capitalized The PrivateBank (St. Louis).

            Since year-end 1995 to December 31, 2000, we have grown our asset base at a compound annual rate of 33.9% to $829.5 million. During the same period, loans have grown at a compound annual rate of 36.9% to $599.4 million, deposits at a compound annual rate of 30.8% to $670.2 million and trust assets under administration at a compound annual rate of 30.7% to $777.8 million.

            For financial information regarding our four separate lines of business, The PrivateBank (Chicago), The PrivateBank (St. Louis), Trust Services and Holding Company Activities, see "Note 2 -- Operating Segments" to our consolidated financial statements as of and for the year ended December 31, 2000, included on page F-9.

            The profitability of our operations depends on our net interest income, provision for loan losses, non-interest income, and non-interest expense. Net interest income is dependent on the amounts and yields of interest-earning assets as compared to the amounts and rates on interest-bearing liabilities. Net interest income is sensitive to changes in market rates of interest as well as to the execution of our asset/liability management strategy. The provision for loan losses is affected by changes in the loan portfolio, management's assessment of the collectability of the loan portfolio, loss experience, as well as economic and market factors.

            Non-interest income consists primarily of trust fee income, and to a lesser extent, net securities gains and fees for ancillary banking services. Non-interest income from fees and deposit service charges are below peer group levels. This is largely the result of the profile of our typical client. Our clients tend to have larger deposit account balances than customers of traditional banks. Because average balances tend to be high, we do not earn high service charge income typical of many retail banks.

            Non-interest expenses are heavily influenced by the growth of operations. Our growth directly affects the majority of our expense categories. Profitability and expense ratios were negatively impacted in 2000 due to the start-up operation of the St. Charles office, the acquisition of Johnson Bank Illinois, and the opening of The PrivateBank (St. Louis). During 2001, we expect to continue to incur operating expenses in excess of revenues for The PrivateBank (St. Louis).

            On June 30, 1999, we sold 900,000 shares of common stock in our initial public offering at $18 per share. The closing date of the offering was July 6, 1999, when we received net proceeds of approximately $14.4 million (after deduction of offering expenses). On July 26, 1999, an additional 135,000 shares were sold pursuant to the underwriters' exercise of their over allotment option for additional net proceeds of $2.3 million. The year to date earnings per share calculation as of December 31, 1999 does not equal the sum of the individual quarter earnings per share amounts. Based upon the application of FASB Statement No. 128, "Earnings per Share," a difference arises that is attributable to the impact of our initial public offering which closed in July 1999, and the acquisition of Town Square Financial Corporation during the third quarter 1999.

                       CONSOLIDATED RESULTS OF OPERATIONS

Net Income

            Our net income for the year ended December 31, 2000 was $4.4 million, or $0.92 per diluted share, compared to $2.9 million, or $0.69 per diluted share, for the year ended December 31, 1999. Excluding one-time charges, our earnings were $4.8 million, or $1.00 per diluted share, in 2000 and $4.5 million, or $1.07 per diluted share, in 1999.

            Net income for the year ended December 31, 2000 included a previously announced one-time charge of $377,000 after-tax, or $0.08 per diluted share, comprised of severance packages for two departing executives as well as amounts incurred to secure their replacements. Net income for the year ended December 31, 1999, included an acquisition charge of $1.4 million after-tax, or $0.29 per diluted share, related to the acquisition of Towne Square Financial Corporation in St. Charles, Illinois and the start-up expenses of The PrivateBank (St. Louis). The earnings growth of 6.5% between 2000 and 1999 is due to growth in net interest income and non-interest income offset by higher operating expenses. Net income in 2000 includes the financial results of the former Johnson Bank Illinois locations subsequent to their acquisition on February 11, 2000. Excluding the effects of goodwill amortization and acquisition interest expense associated with the transaction, the two offices located in Winnetka and Lake Forest have contributed $1.0 million to our net income in 2000.

            Net income for the year ended December 31, 1999 was $2.9 million, or $0.69 per diluted share, compared to $3.0 million, or $0.86 per diluted share, for the year ended December 31, 1998. Excluding the Towne Square Financial Corporation acquisition-related charge and St. Louis start-up costs, 1999 earnings were $4.5 million, an increase of 50% over 1998 net income. Before these one-time charges, 1999 earnings per diluted share were $1.07, a 24% increase over 1998 earnings per diluted share of $0.86.

            The increase in earnings from operations before one-time charges is primarily attributable to growth in the balance sheet, particularly in loans, and improvement in our net interest margin. Increased fee income, mainly from trust services, also contributed to the improvement in income before one-time charges.

            The tables below show the computation of earnings from operations before one-time charges for 2000 and 1999.

                                                   Year ended December 31, 2000
                                                   ----------------------------
                                                     Before    Tax     Net of
                                                      Tax   (Benefit)   Tax
                                                     Amount  Expense   Amount
                                                     ------  -------   ------
                                             (in thousands, except per share data)
Net income .......................................   $6,688   $2,263   $4,425
One-time severance charge ........................      562      185      377
                                                     ------   ------   ------
Earnings from operations before one-time charges .   $7,250   $2,448   $4,802
                                                     ======   ======   ======
Earnings per diluted share before one-time charges                     $ 1.00
                                                                       ======

                                                   Year ended December 31, 1999
                                                   ----------------------------
                                                     Before    Tax     Net of
                                                      Tax   (Benefit)   Tax
                                                     Amount  Expense   Amount
                                                     ------  -------   ------
                                             (in thousands, except per share data)
Net income .......................................   $4,172   $1,257   $2,915
One-time charges(1) ..............................    1,757      162    1,595
                                                     ------   ------   ------
Earnings from operations before one-time charges .   $5,929   $1,419   $4,510
                                                     ======   ======   ======
Earnings per diluted share before one-time charges                     $ 1.07
                                                                       ======

(1) One-time charges for the year ended December 31, 1999 represent the Towne Square Financial Corporation acquisition charges and St. Louis start-up costs (pre-tax) of $1,433,200 and $324,000 respectively.

Net Interest Income

            Net interest income is the difference between interest income and fees on earning assets and interest expense on deposits and borrowings. Net interest margin represents the net interest income on a tax equivalent basis as a percentage of average earning assets during the period. Net interest margin reflects the spread between average yields earned on interest earning assets and the average rates paid on interest bearing deposits and borrowings. Interest income includes loan origination fees recorded from loans. The volume of non-interest bearing funds, largely comprised of demand deposits and capital, also affects the net interest margin.

            Net interest income was $23.8 million for the year ended December 31, 2000, compared to $15.5 million for 1999, an increase of 54.0%. Net interest income is affected by both the volume of assets and liabilities held and the corresponding rates earned and paid. The increase in net interest income for 2000 is primarily attributable to growth in earning assets. Average earning assets for 2000 were $671.5 million compared to $432.2 million for 1999, an increase of 76.2%. Our net interest margin was 3.63% for the year ended December 31, 2000, compared to 3.79% for the prior year. Although the rising interest rate environment which was in effect during the first six months of 2000 had the effect of improving the yield on average earning assets during 2000 as compared to 1999, the rates paid on deposits and other borrowed funds also increased in 2000 as compared to 1999, resulting in reduced net interest spread for 2000 as compared to 1999. The decrease in net interest margin is primarily attributable to an increase in borrowed funds utilized to complete the Johnson Bank Illinois acquisition and to capitalize The PrivateBank (St. Louis). The effect of non-interest bearing deposits added 61 basis points to 2000 net interest margin.

            We expect that we will likely experience margin pressure during 2001 if we continue to experience a falling interest rate environment during 2001. As interest rates decline, the portion of our loan portfolio that is based on floating rates will re-price downward. Likewise, our deposits and floating rate borrowings will re-price downward as well. However, effective February 8, 2001, we increased our fixed rate borrowings through the issuance of $20.0 million trust preferred securities. These securities are accounted for as long-term debt and pay interest at the fixed rate of 9.50%. The effect of the trust preferred issuance will be to compress interest margin in a falling interest rate environment.

            Net interest income was $15.5 million during the year ended December 31, 1999, compared to $12.0 million for 1998, an increase of 29.1%. The increase in 1999 was primarily attributable to growth in earning assets and, to a lesser extent, improvement in net interest spread. Average earning assets during 1999 were $432.2 million compared to $331.6 million for 1998, an increase of 30.3%. Our net interest margin was 3.79% for the year ended December 31, 1999, compared to 3.64% for the prior year. The increase in net interest margin was attributable to a favorable shift in the mix of earning assets resulting in a higher percentage of average loans to total average assets and to the benefit in 1999 of investing the proceeds of our initial public offering in interest-earning assets. In 1999, the effect of non-interest bearing funds on the net interest margin added 64 basis points to the margin.

            The following table presents a summary of our net interest income and related net interest margin, calculated on a tax equivalent basis (dollars in thousands):

                                                                         Year Ended December 31,
                                           ----------------------------------------------------------------------------------------
                                                      2000                         1999                             1998
                                           --------------------------  -----------------------------    ---------------------------
                                            Average                     Average                          Average
                                            Balance  Interest   Rate    Balance   Interest     Rate      Balance  Interest    Rate
                                            -------  --------   ----    -------   --------     ----      -------  --------    ----
Federal funds sold and other short-term
    investments .......................... $ 17,032  $  1,058   6.11%  $  6,557   $    329     5.02%    $ 40,230  $  2,181    5.42%
Investment securities(2) .................  114,144     8,339   7.31%    93,903      6,055     6.45%      57,427     3,576    6.23%
Loans, net of unearned discount(3) .......  540,297    48,634   8.92%   331,698     26,598     8.02%     233,987    19,620    8.39%
                                           --------  --------          --------   --------              --------  --------
    Total earning assets ................. $671,473  $ 58,031   8.57%  $432,158   $ 32,982     7.63%    $331,644  $ 25,377    7.65%
                                           ========  ========          ========   ========              ========  ========
Deposits--interest bearing:
    Interest-bearing demand accounts ..... $ 37,415  $    869   2.32%  $ 27,248        604     2.22%    $ 22,073       487    2.21%
    Savings and money market deposits ....  267,597    13,711   5.12%   184,192      7,707     4.18%     151,558     6,651    4.39%
    Time deposits ........................  235,049    14,635   6.23%   141,481      7,364     5.20%     111,407     6,155    5.52%
                                           --------  --------          --------   --------              --------  --------
        Total interest-bearing deposits ..  540,061    29,215   5.39%   352,921     15,675     4.44%     285,038    13,293    4.66%
Funds borrowed ...........................   58,160     4,116   6.96%    17,500        931     5.32%         373        19    5.09%
                                           --------  --------          --------   --------              --------  --------
        Total interest bearing liabilities $598,221  $ 33,331   5.55%  $370,421   $ 16,606     4.48%    $285,411  $ 13,312    4.66%
                                           ========  ========          ========   ========              ========  ========
Tax equivalent net interest income .......           $ 24,700                     $ 16,376                        $ 12,065
                                                     ========                     ========                        ========
Net interest spread ......................                      3.02%                          3.15%                          2.99%
Net interest margin ......................                      3.63%                          3.79%                          3.64%

----------------
(1)  Average balances were generally computed using daily balances.
(2) Interest income on tax advantaged investment securities reflects a tax equivalent adjustment based on a marginal federal corporate tax rate of 34%. The total tax equivalent adjustment reflected in the above table is approximately $885,000, $914,000 and $85,000 in the years ending 2000, 1999 and 1998, respectively.
(3) Non-accrual loans are included in the average balances and do not have a material effect on the average yield. Interest on non-accruing loans was not material for the periods presented.

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

                                                                   Year Ended December 31,
                                     ----------------------------------------------------------------------------------
                                              2000 Compared to 1999                       1999 Compared to 1998
                                     --------------------------------------- ------------------------------------------
                                       Change   Change    Change              Change     Change     Change
                                       due to   due to    due to    Total     due to     due to     due to     Total
                                        rate    volume      mix     change     rate      volume       mix      change
                                     --------- --------- --------- --------- ---------- ---------  ---------- ---------
                                                                    (dollars in thousands)
Federal funds sold and other short-
    term investments ..............   $    71   $   526   $   132   $   729   $   (27)   $(1,690)   $  (135)   $(1,852)
Investment securities .............       808     1,306       170     2,284       207      2,353        (81)     2,479
Loans, net of unearned discount ...     2,985    16,730     2,321    22,036    (1,227)     7,836        369      6,978
                                      -------   -------   -------   -------   -------    -------    -------    -------
    Total interest income .........     3,864    18,562     2,623    25,049    (1,047)     8,499        153      7,605
                                      -------   -------   -------   -------   -------    -------    -------    -------
Interest bearing deposits .........     3,353     8,309     1,878    13,540      (776)     3,014        144      2,382
Funds borrowed ....................       287     2,163       735     3,185        40        911        (39)       912
                                      -------   -------   -------   -------   -------    -------    -------    -------
    Total interest expense ........     3,640    10,472     2,613    16,725      (736)     3,925        105      3,294
                                      -------   -------   -------   -------   -------    -------    -------    -------
Net interest income ...............   $   224   $ 8,090   $    10   $ 8,324   $  (311)   $ 4,574    $    48    $ 4,311
                                      =======   =======   =======   =======   =======    =======    =======    =======

Provision for Loan Losses

            We provide for an adequate allowance for loan losses that are probable and reasonably estimable in the portfolio. The provision for loan losses reflects management's latest assessment of the inherent losses in the loan portfolio. Our allowance for probable loan losses is reassessed monthly to determine the appropriate level of the reserve. Our analysis is influenced by the following factors: the volume and quality of loans and commitments in the portfolio, loss experience, and economic conditions. A discussion of the allowance for loan losses and the factors on which provisions are based begins on page 31.

            Our provision for loan losses was $1.7 million for the year ended December 31, 2000, compared to $1.2 million for the comparable period in 1999. Net charge-offs for the years ended December 31, 2000 and 1999 were $956,000 and $108,000, respectively. Our provision for loan loss was $362,000 in 1998 and we recognized $2,000 of net charge-offs during 1998.

Non-interest Income

            Non-interest income increased approximately $1.2 million or 58.1%, to $3.2 million for the year ended December 31, 2000, compared to $2.0 million for 1999. The increase is primarily attributable to increases in service charge income and trust fee revenues. Banking service charge income increased by $456,083 over the prior year due primarily to fees earned on accounts related to the former Johnson Bank Illinois offices in Winnetka and Lake Forest. Trust fee revenue increased 43.8% to $2.3 million in 2000 compared to $1.6 million in 1999. Trust assets under administration increased 6.5% to $777.8 million at year end 2000, compared to $730.0 million at December 31, 1999. In February 2000, the acquisition of Johnson Bank Illinois added approximately $60.0 million to trust assets under administration. During 2000 we expanded our trust services beyond the Chicago office with the addition of trust staff to our suburban offices. We expect to expand our trust services to The PrivateBank (St. Louis) during 2001.

            Non-interest income increased approximately $683,000, or 51.7%, to $2.0 million for the year ended December 31, 1999, compared to $1.3 million for 1998. Trust fees grew 60.0% to $1.6 million in 1999, reflecting a restructuring of trust fee schedules and growth in trust assets under administration to $730.0 million at year end 1999 compared to $612.0 million at December 31, 1998, an increase of 19.3%.

            Total non-interest income also included $92,000, $57,000 and $40,000 in realized gains from sales of investment securities during 2000, 1999 and 1998, respectively.

Non-interest Expense

                                                 Year Ended December 31,
                                               ---------------------------
                                                 2000      1999      1998
                                               -------   -------   -------
                                                     (in thousands)
          Salaries and employee benefits ...   $ 8,174   $ 5,156   $ 4,077
          Severance charge .................       562        --        --
          Towne Square Financial Corporation
              acquisition ..................        --     1,300        --
          Occupancy ........................     2,987     1,563     1,379
          Data processing ..................       820       478       508
          Marketing ........................     1,202       692       567
          Professional fees ................     2,135     1,295       561
          Goodwill .........................       731        --        --
          Insurance ........................       303       214       134
          Other expense ....................     1,692     1,389       863
                                               -------   -------   -------
              Total non-interest expense ...   $18,606   $12,087   $ 8,089
                                               =======   =======   =======

            Non-interest expense increased $6.5 million or 53.9% to $18.6 million for the year ended December 31, 2000 compared to $12.1 million for 1999. The 2000 results reflect a one-time severance charge of $562,000 relating to severance packages for two departing executives and costs incurred in connection with the recruitment and hiring of their replacements.

            Excluding one-time charges, non-interest expense increased 74.7% from $10.3 million during 1999 to $18.0 million during 2000. A portion of the increase is attributable to goodwill amortization of $731,000 recorded during 2000 resulting from the Johnson Bank Illinois acquisition, which closed on February 11, 2000. The remainder of the increase over the prior year level is also primarily due to expenses incurred in connection with our expansion initiatives.

            Non-interest expense for the year ended December 31, 2000 includes operating expenses of $1.1 million and $1.4 million related to the St. Charles and the St. Louis offices, respectively. Additionally, 2000 results reflect the addition of the two new locations acquired through the Johnson Bank Illinois transaction which increased operating expenses by $2.3 million for the year ended December 31, 2000 in addition to the $731,000 of goodwill amortization recognized during 2000 in connection with the acquisition. The remaining increase in non-interest expense of approximately $2.2 million is due to overall growth in salaries and benefits, professional services and marketing costs at our existing offices.

            Included in total non-interest expense for the year ended December 31, 1999, is the one-time $1.3 million charge associated with the acquisition of Towne Square Financial Corporation, as well as $133,200 of transaction costs associated with the acquisition. The $1.3 million non-recurring charge is not tax deductible. Excluding the effect of the one-time charges in 1999, non-interest expense increased 33.3% in 1999 to $10.8 million compared to $8.1 million for 1998. Non-interest expense as a percentage of average assets changed from 2.3% in 1998 to 2.7% in 1999 to 2.6% in 2000.

            Our efficiency ratio (tax equivalent), which measures the percentage of net revenue that is paid as non-interest expense, for the year ended December 31, 2000 was 66.8% compared to 65.8% for the year ended December 31, 1999 and 60.8% for the year ended December 31, 1998. Excluding the effects of one-time charges during 2000 and 1999, our efficiency ratio increased to 64.8% in 2000 from 57.5% in 1999 and from 60.8% in 1998.

            Our efficiency ratio for 2000 was negatively impacted due to the start-up nature of the St. Charles office and the St. Louis office. Our St. Charles office first broke even on a monthly basis in July, 2000, approximately within one year of the acquisition date. During 2001, we expect to continue to incur operating expenses in excess of revenues for The PrivateBank (St. Louis). We expect the efficiency ratio to remain high until business development efforts at the new offices generate revenue sufficient to offset the related operating expenses.

            The following table shows our operating efficiency (excluding one-time charges) over the last three years:

                                                            December 31,
                                                     --------------------------
                                                      2000(1) 1999(2)    1998
                                                     -------- -------  --------
          Non-interest expense to average assets       2.56%    2.32%    2.29%
          Net overhead ratio(3) ................       2.11     1.87     1.91
          Efficiency ratio(4) ..................      64.75    57.52    60.80

(1) Excludes the one-time severance charge incurred in 2000 in the amount of $562,000.
(2) Excludes the one-time charges relating to the Towne Square Financial Corporation acquisition and the St. Louis start-up costs totaling $1,757,000.
(3) Non-interest expense less non-interest income divided by average total assets.
(4) Non-interest expense divided by the sum of net interest income, on a tax equivalent basis, plus non-interest income.

            Salary and employee benefit expense increased 58.5% to $8.2 million for the year ended December 31, 2000 from $5.2 million for the year ended December 31, 1999. Full-time equivalent employees increased 49.7% to 137 at December 31, 2000 from 91.5 at December 31, 1999. The increase in salary and benefits is due primarily to an increased number of employees, including the senior officers, responsible for opening the St. Charles and St. Louis offices, as well as the addition of employees from the Johnson Bank Illinois acquisition. Our main office in Chicago has also experienced growth in personnel during 2000 in response to the overall growth of the organization and to increased staffing needs to support a public company.

            Salary and employee benefit expense increased 26.5% to $5.2 million for the year ended December 31, 1999 from $4.1 million for the year ended December 31, 1998. Full-time-equivalent employees increased 28% to 91.5 at December 31, 1999 from 71.5 at December 31, 1998. The increase in salary and benefits for 1999 was affected by the start up of the St. Charles office. In addition, we incurred approximately $262,000 in salary-related expense in connection with the formation of the St. Louis office. A portion of the increase in salaries and benefits is attributable to a general increase in our staffing resulting from growth and increased staffing needs to support a public company.

            Professional fees, which include legal, accounting, consulting services and investment management fees, increased 64.9% to $2.1 million for the year ended December 31, 2000 from $1.3 for 1999. The increase in 2000 is primarily due to higher legal, accounting and information-system consultation services. These projects included the system merger completed in connection with the Johnson Bank Illinois acquisition, implementation of a new asset liability management software program and various other projects which relate to general upgrades of our current technology infrastructure. In addition, the increase in trust-related business has resulted in increased investment management fees paid to third parties during the year ended December 31, 2000 in addition to December 31, 1999.

            Professional fees increased 130.8% to $1.3 million for the year ended December 31, 1999 from $561,000 for 1998. The increase in 1999 is due to a number of factors including increased consulting services rendered in 1999 relating to year 2000 readiness. During the third quarter of 1999, we completed our data processing conversion to a new third-party provider. We incurred $145,000 of consulting expenses related to the data processing conversion during the third quarter 1999. Included in professional fees for the 1999 period are approximately $95,000 of non-recurring legal and accounting fees associated with the Towne Square acquisition and $13,000 of legal fees related to the start-up costs of the St. Louis office.

            System related projects are expected to continue in 2001. During 2001, we plan to invest approximately $1.3 million in our information technology infrastructure. These expenditures will result in new hardware, innovative software and overall integration of our various technology components. The upgrade to our information technology platform is being undertaken as a result of an independent third-party assessment of our current operating environment, which was conducted during 2000. The 2001 information technology renovation will augment the technology expenditures that have been made in 1999 and 2000 in connection with the implementation of a new data processing system, upgrades to our Internet banking products, web page development and other system related projects that have increased our customer service capabilities.

            The other expense category of non-interest expense consists primarily of postage, telephone, delivery, office supplies, training and other miscellaneous expenses. During 2000 these expenses increased relative to 1999 by 21.8% due to the implementation of our expansion strategy. During 1999 these expenses increased relative to 1998 by 61.0%. The increase of other expenses for 1999 is attributable to the establishment of the St. Louis and St. Charles offices, training incurred in connection with the new data processing system and a general increase in business volumes during 1999.

Income Taxes

            The following table shows our income before income taxes, applicable income taxes and effective tax rate for the years ended December 31, 2000, 1999, and 1998, respectively.

                                                            Year Ended December 31,
                                                        -------------------------------
                                                           2000       1999       1998
                                                        ---------  ---------- ---------
                                                             (dollars in thousands)
               Income before taxes.................       $6,688     $4,172    $4,849
               Income tax provision................        2,263      1,257     1,839
               Effective tax rate..................         33.8%      30.1%     37.9%

            The effective income tax rate varies from statutory rates principally due to certain interest income which is tax-exempt for federal or state purposes, and certain expenses (including the Towne Square acquisition charge) which are disallowed for tax purposes. The increase in the effective tax rate for 2000 as compared to 1999 reflects a lower amount of interest income which was tax exempt in 2000 relative to 1999. Decreases in the income tax provision for the year ended December 31, 1999 as compared to 1998 resulted from the increase of our municipal bond portfolio as a percentage of total investment securities. The average balance of municipal securities was $37.1 million, $39.5 million and $25.0 million for the years ended December 31, 2000, 1999 and 1998, respectively. The impact of increased non-taxable income in 1999 was offset by the one-time non-tax deductible special charge related to the Towne Square acquisition.


                               FINANCIAL CONDITION

Total Assets

            Total assets were $829.5 million at December 31, 2000, an increase of $310.8 million, or 59.9%, over the $518.7 million at December 31, 1999. The balance sheet growth resulted from the acquisition of Johnson Bank Illinois, the start-up of a new office in St. Charles, Illinois, the establishment of The PrivateBank (St. Louis) and asset growth from our existing bank offices in the Chicago metropolitan area. The growth in assets experienced during 2000 was funded primarily through growth in deposits, including brokered deposits, and to a lesser extent, through increased borrowings.

Loans

            Total loans increased to $599.4 million at December 31, 2000, an increase of $202.2 or 50.9%, from $397.3 at December 31, 1999.

            The increase in loans of $202.2 million is partially attributable to the addition of the Winnetka and Lake Forest loan portfolios, which added $86.3 million in loans in February 2000 as a result of the Johnson Bank Illinois acquisition. The remaining growth experienced during 2000 is the result of the opening of the St. Charles office and the start-up of The PrivateBank (St. Louis), in addition to continued growth from our existing offices.

            The following table sets forth the loan portfolio by category as of December 31 for the previous five fiscal years:

                                                  Year Ended December 31,
                                      2000       1999       1998       1997       1996
                                    --------   --------   --------   --------   --------
                                                       (in thousands)
          Commercial real estate    $206,464   $146,368   $ 94,392   $ 55,429   $ 39,452
          Commercial ............    137,343     67,026     46,800     33,862     28,004
          Residential real estate     86,052     72,972     54,171     56,307     45,012
          Personal ..............     62,414     57,497     44,094     42,077     35,339
          Home equity ...........     46,013     24,396     20,100     20,680     20,683
          Construction ..........     61,143     29,018     22,408     10,140      2,853
                                    --------   --------   --------   --------   --------
              Total loans .......   $599,429   $397,277   $281,965   $218,495   $171,343
                                    ========   ========   ========   ========   ========

            The following table classifies the loan portfolio, by category, at December 31, 2000, by date at which the loans mature:

                          One year  From one to After five             More than one year
                          or less   five years    years      Total     Fixed    Variable(1)
                          --------  ----------- ---------- --------  ---------- -----------
                                                  (in thousands)
Commercial real estate    $ 52,475   $104,002   $ 49,987   $206,464   $ 70,537   $ 83,452
Commercial ............     82,272     47,965      7,106    137,343     21,880     33,191
Residential real estate      6,749     15,138     64,165     86,052     19,124     60,179
Personal ..............     53,307      7,780      1,327     62,414      2,657      6,450
Home equity ...........      7,245     24,299     14,469     46,013         --     38,768
Construction ..........     51,049      9,309        785     61,143        476      9,618
                          --------   --------   --------   --------   --------   --------
    Total loans .......   $253,097   $208,493   $137,839   $599,429   $114,674   $231,658
                          ========   ========   ========   ========   ========   ========

(1)  Includes adjustable rate mortgage products.

Allowance for Loan Losses

            We believe our loan loss experience to date reflects the high credit quality of our loan portfolio. The following table shows changes in the allowance for loan losses resulting from additions to the allowance and loan charge-offs for each of the periods shown.

                                                                 December 31,
                                       -------------------------------------------------------------
                                          2000         1999         1998         1997         1996
                                       ---------    ---------    ---------    ---------    ---------
                                                               (in thousands)
Balance at beginning of period .....   $   4,510    $   3,410    $   3,050    $   2,450    $   1,955
Johnson Bank acquisition - loan loss
    reserve ........................         864           --           --           --           --
Loans charged-off:
Commercial real estate .............          --           --           --           --           --
Commercial .........................        (723)          --           --           --           --
Residential real estate ............          --           --           --           --           --
Personal ...........................        (249)        (108)          (2)          (3)         (29)
Home equity ........................          --           --           --           --           --
Construction .......................          --           --           --           --           --
    Total loans charged-off ........        (972)        (108)          (2)          (3)         (29)
                                       ---------    ---------    ---------    ---------    ---------
Loans Recovered:
Commercial .........................           8           --           --           --           --
Personal ...........................           8           --           --           --           --
                                       ---------    ---------    ---------    ---------    ---------
    Total loans recovered ..........          16           --           --           --           --
                                       ---------    ---------    ---------    ---------    ---------
Provision for loan losses ..........       1,690        1,208          362          603          524
                                       ---------    ---------    ---------    ---------    ---------
Balance at end of period ...........   $   6,108    $   4,510    $   3,410    $   3,050    $   2,450
                                       =========    =========    =========    =========    =========
Average total loans ................   $ 541,436    $ 332,502    $ 234,486    $ 195,605    $ 141,043
                                       =========    =========    =========    =========    =========

            The following table shows our allocation of the allowance for loan losses by specific category at the dates shown. We considered various qualitative and quantitative factors about the loan portfolio which we deemed relevant in determining the level of the allowance for loan losses.

                                                             December 31,
                   --------------------------------------------------------------------------------------------------
                           2000               1999               1998                1997                 1996
                   -------------------  -----------------  ------------------  -----------------   ------------------
                               % of               % of                % of               % of                 % of
                               Total              Total               Total              Total                Total
                   Amount    Allowance  Amount  Allowance  Amount   Allowance  Amount  Allowance   Amount   Allowance
                   ------    ---------  ------  ---------  ------   ---------  ------  ---------   ------   ---------
Commercial real
    estate .....   $1,575      25.8%    $1,154    25.6%    $  732      21.5%   $  429      14.1%   $  295      12.0%
Commercial .....    1,727      28.3        930    20.6        693      20.3       464      15.2       422      17.2
Residential real
    estate .....      429       7.0        423     9.4        277       8.1       306      10.0       254      10.4
Personal .......      658      10.8        568    12.6        545      16.0     1,037      34.0       973      39.7
Home equity ....      412       6.8        237     5.3        201       5.9       201       6.6       184       7.5
Construction ...      810      13.3        369     8.2        236       6.9       106       3.5        28       1.1
Unallocated ....      497       8.0        829    18.3        726      21.3       507      16.6       294      12.0
                   ------     -----     ------   -----     ------     -----    ------     -----    ------     -----
    Total ......   $6,108     100.0%    $4,510   100.0%    $3,410     100.0%   $3,050     100.0%   $2,450     100.0%
                   ======     =====     ======   =====     ======     =====    ======     =====    ======     =====

            Loan quality is continually monitored by management and reviewed by the loan/investment committees of the board of directors of the banks on a monthly basis. The amount of additions to the allowance for loan losses which is charged to earnings through the provision for loan losses is determined based on a variety of factors, including assessment of the credit risk of the portfolio, delinquent loans, evaluation of current economic conditions in the market area, actual charge-offs during the year and historical loss experience. The unallocated portion of the reserve involves the exercise of judgment by management and reflects various considerations, including management's view that the reserve should have a margin that recognizes the imprecision inherent in the process of estimating credit losses.

            We maintain an allowance for loan losses sufficient to absorb credit losses inherent in our loan portfolio. The allowance for loan losses represents our estimate of probable losses in the portfolio at each balance sheet date and is supported by all available and relevant information. The allowance contains provisions for probable losses that have been identified relating to specific borrowing relationships as well as probable losses inherent in our loan portfolio and credit undertakings that are not specifically identified. We believe that the allowance for loan losses is adequate to provide for estimated probable credit losses inherent in our loan portfolio.

            The allowance for loan losses as a percentage of total loans was 1.02% as of December 31, 2000, compared to 1.14% as of December 31, 1999. Net charge-offs for the year ended December 31, 2000 and 1999 were $956,000 and $108,000, respectively. Net charge-offs to average total loans were 0.18% for 2000 compared to 0.03% for 1999. The increase in net charge-offs during 2000 is due primarily to a single commercial credit relationship. In management's judgment, an adequate allowance for loan losses has been established.

Non-performing Loans

            The following table classifies our non-performing loans as of the dates shown:

                                                         December 31,
                                       ----------------------------------------------
                                        2000      1999      1998      1997      1996
                                       ------    ------    ------    ------    ------
                                                   (dollars in thousands)
Nonaccrual loans ...................   $   24    $  600    $   --    $   --    $   --
Loans past due 90 days or more .....    1,421       223     1,016       527     1,116
                                       ------    ------    ------    ------    ------
    Total non-performing loans .....    1,445       823     1,016       527     1,116
                                       ------    ------    ------    ------    ------
Other real estate owned ............       --        --        --        --        --
                                       ------    ------    ------    ------    ------
    Total non-performing assets ....   $1,445    $  823    $1,016    $  527    $1,116
                                       ======    ======    ======    ======    ======
Total non-performing loans to total
    loans ..........................     0.24%     0.21%     0.36%     0.24%     0.65%
Total non-performing assets to total     0.17%     0.16%     0.24%     0.17%     0.45%
    assets

            It is our policy to discontinue the accrual of interest income on any loan for which there exists reasonable doubt as to the payment of interest or principal. Nonaccrual loans are returned to an accrual status when the financial position of the borrower indicates there is no longer any reasonable doubt as to the payment of principal or interest.

            Other than those loans reflected in the table above, we had no significant loans for which the terms had been renegotiated or restructured, or for which there were serious doubts as to the ability of the borrower to comply with repayment terms. We did not have any other real estate owned as of any of the dates shown.

            Potential Problem Loans. In addition to those loans reflected in the table above, we have identified some loans through our problem loan identification process which exhibit a higher than normal credit risk. Loans in this category include those with characteristics such as past maturity more than 90 days, those that have recent adverse operating cash flow or balance sheet trends, or loans that have general risk characteristics that management believes might jeopardize the future timely collection of principal and interest payments. The balance in this category at any reporting period can fluctuate widely based on the timing of cash collections, renegotiations and renewals. The principal amount of loans in this category as of December 31, 2000 was $1,421,000. At December 31, 2000, there were no significant loans which were classified by any bank regulatory agency that are not included above as nonaccrual, past due or restructured.

            Loan Concentrations. Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. Other than loans made to borrowers residing in the Chicago and St. Louis metropolitan areas and our involvement in lending secured by real estate, we had no concentrations of loans exceeding 10% of total loans at December 31, 2000.

            Nonaccrual loans decreased to $24,000 as of December 31, 2000 from $600,000 as of December 31, 1999. Nonaccrual loans at December 31, 1999 included one residential real estate loan that comprised approximately $538,000 of the amount at that date. This loan was charged off during 2000.

            Nonperforming loans include nonaccrual loans and accruing loans which are 90 days or more delinquent. Nonperforming loans were $1,445,000 as of December 31, 2000, compared to $823,000 at December 31, 1999. Nonperforming loans were 0.24%, and 0.21% of total loans at December 31, 2000 and December 31, 1999, respectively. Nonperforming loans were 0.17% and 0.16% of total assets as of December 31, 2000 and December 31, 1999, respectively.

Investment Securities

            Investments are comprised of federal funds sold, debt securities and, to a lesser extent, equity investments. "Federal funds sold" are overnight investments in which, except for cash reserves, all remaining funds are invested. Our debt securities portfolio is primarily comprised of U.S. government agency obligations, municipal bonds, mortgage-backed pools and collateralized mortgage obligations.

            All securities are classified as available-for-sale and may be sold as part of our asset/liability management strategy in response to changes in interest rates, liquidity needs or significant prepayment risk. Securities available-for-sale are carried at fair value, with related unrealized net gains or losses, net of deferred income taxes, recorded as an adjustment to equity capital. At December 31, 2000, reported stockholders' equity was reduced by unrealized securities losses net of tax of $118,000. This represented an improvement of $2.7 million from unrealized securities losses net of tax of $2.8 million at December 31, 1999.

            Securities available-for-sale increased to $172.2 million at December 31, 2000, up 142.1% from $71.1 million as of December 31, 1999. The increase in investment securities is partially attributable to the acquisition of the Johnson Bank Illinois portfolio. Following the acquisition of Johnson Bank Illinois, we sold approximately $9.7 million of the former Johnson Bank Illinois investment securities portfolio as part of our realignment of our available-for-sale investment securities portfolio. The proceeds from the sale of investment securities were reinvested in U.S. government agency securities. Increased liquidity which resulted from loan participations that were sold in the third and fourth quarters of 2000, was invested in U.S. government agency mortgage backed securities and collateralized mortgage obligations, in connection with the execution of our interest rate risk management strategy. During the fourth quarter of 2000, we sold approximately $25.6 million of collateralized mortgage obligations at a gain of approximately $95,000 and replaced them with mortgage-backed pools to enhance our interest rate risk management strategy. In addition, we sold approximately $2.8 million of municipal bonds at a loss of approximately $95,000 and replaced them with municipal bonds at current market rates to take advantage of favorable tax treatment as well as enhance our interest rate risk management strategy. In addition, we purchased $32.6 million of additional Federal Home Loan Bank stock, $31.7 million as a short-term investment alternative and $900,000 of which is to support additional borrowings.

            U.S. Government Agency obligations increased by $4.4 million as a result of the Johnson Bank Illinois acquisition and purchases made by The PrivateBank (St. Louis). U.S. Government Agency Mortgage Backed Securities and Collateralized Mortgage Obligations increased 224.2% to $84.3 million at December 31, 2000 from $26.0 million at December 31, 1999 due to the securities purchased in the third and fourth quarters. Corporate Collateralized Mortgage Obligations increased 3.3% because of an increase in the fair market value of these securities. Municipal securities increased $4.2 million at December 31, 2000 as compared to the year-end 1999 amount of $33.6 million. Federal Home Loan Bank stock increased by $33.8 million because of the purchases made in the fourth quarter of 2000.

                                                                  December 31,
                                                        ------------------------------
                                                          2000       1999       1998
                                                        --------   --------   --------
                                                                 (in thousands)
Available-for-Sale
U.S. Government Agency Obligations ..................   $  4,399   $     --   $  6,094
U.S. Government Agency Mortgage Backed Securities and
    Collateralized Mortgage Obligations .............     84,347     25,987     61,414
Corporate Collateralized Mortgage Obligations .......     10,123      9,796     10,201
Tax Exempt Municipal Securities .....................     36,644     33,614     37,251
Taxable Municipal Securities ........................      1,141         --         --
Federal Home Loan Bank stock ........................     35,175      1,400      1,000
Other ...............................................        365        337        315
                                                        --------   --------   --------
Total ...............................................   $172,194   $ 71,134   $116,275
                                                        ========   ========   ========

            The following tables show the maturities of investment securities (based on the amortized cost), by category, as of December 31, 2000, and the weighted average yield (computed on a tax equivalent basis) for each range of maturities of securities, by category, as of December 31, 2000:

                                             Within     From one to    From five       After         Equity
                                            one year    five years    to ten years   ten years     securities    Total
                                           ----------   -----------   ------------   ----------    ----------   --------
                                                                              (in thousands)
U.S. Government Agency Obligations .....   $      995    $    3,331    $       --    $       --    $      --    $  4,326
U.S. Government Agency Mortgage
    Backed Securities and Collateralized
    Mortgage Obligations ...............        7,494        53,097        15,039         8,228           --      83,858
Corporate Collateralized Mortgage
    Obligations ........................           --         6,186         2,390         1,613           --      10,189
Tax Exempt Municipal Securities ........          330           991         1,350        34,707           --      37,378
Taxable Municipal Securities ...........           --            --            --         1,083           --       1,083
Federal Home Loan Bank Stock(1) ........       31,750            --            --            --        3,425      35,175
Other ..................................           --            --            --            --          365         365
                                           ----------    ----------    ----------    ----------    ---------    --------
Total ..................................   $   40,569    $   63,605    $   18,779    $   45,631    $   3,790    $172,374
                                           ==========    ==========    ==========    ==========    =========    ========

                                             Within     From one to    From five       After         Equity
                                            one year    five years    to ten years   ten years     securities    Total
                                           ----------   -----------   ------------   ----------    ----------   --------
                                                                              (in thousands)
U.S. Government Agency Obligations .....         6.97%         7.27%           --            --           --        7.20%
U.S. Government Agency Mortgage
    Backed Securities and Collateralized
    Mortgage Obligations ...............         7.72%         7.99%         7.84%         7.71%          --        7.91%
Corporate Collateralized Mortgage
    Obligations ........................           --          7.57%         7.57%         7.56%          --        7.57%
Tax Exempt Municipal Securities ........         9.42%         8.57%         6.52%         7.16%          --        7.19%
Taxable Municipal Securities ...........           --            --            --          7.58%          --        7.58%
Federal Home Loan Bank Stock(1) ........         6.25%           --            --            --         6.25%       6.25%
Other ..................................           --            --            --            --         2.40%       2.40%
                                           ----------    ----------    ----------    ----------    ---------    --------
Total ..................................         6.56%         7.92%         7.71%         7.28%        5.88%       7.37%
                                           ==========    ==========    ==========    ==========    =========    ========

--------------
(1) We are required to maintain an investment in FHLB stock in an amount equal to 5% of our FHLB borrowings. As of December 31, 2000, we had $68.5 million dollars in advances from the FHLB ($65.0 million from the FHLB of Chicago and $3.5 million from the FHLB of Des Moines). The FHLB can redeem and we can sell, at any time, any FHLB stock we own in excess of the required minimum. However, the FHLB may delay the sale of the stock for up to six months if certain conditions are met.

Deposits and Funds Borrowed

            Total deposits of $670.2 million as of December 31, 2000 represented an increase of $217.1 million, or 47.9%, from $453.1 million as of December 31, 1999. Non-interest-bearing deposits were $61.8 million as of December 31, 2000, $25.0 million more than the $36.8 million reported as of December 31, 1999. Interest-bearing demand deposits increased $17.9 million to $51.3 million at December 31, 2000 compared to $33.4 million at December 31, 1999. Savings and money market deposit accounts increased by $93.7 million to $297.0 million at December 31, 2000 as compared to $203.3 million at December 31, 1999. Other time deposits increased by approximately $73.0 million to $251.9 million as compared to $178.9 million at year end 1999. Brokered deposits, which are included in time deposits, increased to $43.8 million at December 31, 2000 from $21.7 million at December 31, 1999.

            The following table presents the balances of deposits by category and each category as a percentage of total deposits at December 31, 2000 and 1999.

                                            December 31,
                           -------------------------------------------
                                   2000                   1999
                           ---------------------   -------------------
                                        Percent               Percent
                           Balance      of Total   Balance    of Total
                           --------     --------   --------   --------
                                       (dollars in thousands)
Demand ................    $ 61,789        9.2%    $ 36,771      8.1%
Savings ...............       8,242        1.2          757      0.1
Interest-bearing demand      51,301        7.7       33,400      7.4
Money market ..........     297,043       44.3      203,311     44.9
Certificates of deposit     208,029       31.0      157,157     34.7
Brokered deposits .....      43,842        6.6       21,696      4.8
                           --------      -----     --------    -----
    Total deposits ....    $670,246      100.0%    $453,092    100.0%
                           ========      =====     ========    =====

            The aggregate amounts of time deposits, in denominations of $100,000 or more, by maturity, are shown below as of the dates indicated:

                                                    December 31,
                                              ----------------------
                                                2000          1999
                                              --------      --------
                                                  (in thousands)
Three months or less.......................   $103,755      $106,181
Over three through six months..............     55,623        24,915
Over six through twelve months.............     47,379        23,110
Over twelve months.........................     18,627         3,218
                                              --------      --------
    Total..................................   $225,384      $157,424
                                              ========      ========

             Over the past several years, our clients have chosen to keep the maturities of their deposits short. We expect these short-term certificates of deposit to be renewed on terms and with maturities similar to those currently in place. In the event that certain of these certificates of deposits are not renewed and the funds are withdrawn from the bank, those deposits will be replaced with traditional deposits, brokered deposits, borrowed money or capital, or we will liquidate assets to reduce our funding needs.

            A summary of all funds borrowed and outstanding and the rate in effect while such borrowings were outstanding, at the period end, is presented below:

                                                                                     December 31,
                                                                         -----------------------------------
Amount                                             Rate      Maturity      2000         1999          1998
------                                             ----      --------    --------    ---------    ----------
                                                                         (in thousands)
Borrowing under revolving line of credit
    facility....................................   7.96%     02/11/02     $18,000    $      --    $      --
Subordinated note...............................   7.26      02/11/07       5,000           --           --
FHLB floating rate advance(2)...................   6.77      05/01/01      10,000           --           --
FHLB fixed advance..............................   6.50      10/23/05      25,000           --           --
FHLB fixed advance..............................   6.21      12/05/03      30,000           --           --
FHLB fixed advance..............................   6.49      11/13/01       2,000           --           --
FHLB fixed advance..............................   5.91      06/21/02         500           --           --
FHLB fixed advance..............................   5.89      12/20/02       1,000           --           --
FHLB fixed advance..............................   6.03      01/20/00          --       15,000           --
FHLB fixed advance..............................   5.20      01/07/99          --           --       20,000
Fed funds purchased.............................   6.75        daily        2,700           --           --
Demand repurchase agreements(1).................   5.00        daily        2,679           --           --
                                                                        ---------    ---------    ---------
    Total funds borrowed........................                          $96,879      $15,000      $20,000
                                                                        =========    =========    =========

----------------
(1) Demand repurchase agreements are a form of retail repurchase agreements offered to certain clients of The PrivateBank (Chicago). Funds are swept each business day from the client's demand deposit account. These amounts are not deposits and are not insured, but are secured by a pool of securities pledged specifically for this purpose.
(2) The rate on this FHLB floating rate advance is set at one-month LIBOR minus five basis points.

            Membership in the Federal Home Loan Bank System gives us the ability to borrow funds from the Federal Home Loan Bank of Chicago and from the Federal Home Loan Bank of Des Moines for short- or long-term purposes under a variety of programs. We have periodically used services of the FHLB for short-term funding needs and other correspondent services.

            During 2000, we increased our utilization of Federal Home Loan Bank advances to fund loan growth. Management anticipates that our reliance on Federal Home Loan Bank borrowings as a funding source will likely remain at current levels in 2001 to the extent that rates on Federal Home Loan Bank advances continue to be more attractive than deposit pricing. Federal Home Loan Bank borrowings totaled $68.5 million at December 31, 2000 compared to $15.0 million at December 31, 1999, all of which were at that time fixed advances maturing in less than three months.

            At December 31, 2000, we had $20.3 million in FHLB letters of credit outstanding. At December 31, 1999, we had $21.4 million in FHLB letters of credit outstanding. We pay 0.125% per annum for FHLB letters of credit. The following table shows the maximum availability for and usage of FHLB advances and letters of credit for The PrivateBank (Chicago) and The PrivateBank (St. Louis).

                                                Maximum
Date                                          Availability         Usage
----                                          ------------         -----
                                                    (in thousands)
As of December 31, 2000-
    The PrivateBank (Chicago).................   $91,946          $85,340
    The PrivateBank (St. Louis)...............     4,121            3,500

As of December 31, 1999-
    The PrivateBank (Chicago).................   $64,219          $36,380
    The PrivateBank (St. Louis)...............       N/A              N/A


            We accept deposits from a variety of municipal entities. Typically, these municipal entities require that banks pledge marketable securities to collateralize these public deposits. The State of Illinois also accepts FHLB letters of credit as collateral. At December 31, 2000 and 1999, we had approximately $33.7 million and $17.5 million, respectively, of securities collateralizing such public deposits. Deposits requiring pledged assets are not considered to be core deposits, and the assets that are pledged as collateral for these deposits are not deemed to be liquid assets.

            On February 11, 2000, we entered into a new, two-year, $18.0 million revolving credit facility. We borrowed $7.5 million under the line in connection with the Johnson Bank Illinois acquisition at an initial rate of 7.20%. During the second quarter 2000, we increased borrowings under the revolving credit facility by approximately $8.0 million in order to capitalize The PrivateBank (St. Louis). During the third and fourth quarters of 2000, we increased our borrowings under the revolving credit facility by approximately $1.75 million and $750,000, respectively, for business operating purposes. The interest rate on borrowings under the revolving line resets quarterly, and is based on, at our option, either the lender's prime rate or a 90-day LIBOR-based rate. The interest rate on the revolving line reset to 7.60% on January 2, 2001.

            We also issued a $5.0 million subordinated note to Johnson International, Inc. as partial payment of the purchase price of the Johnson Bank Illinois acquisition. The interest rate on the subordinated note resets each quarter based on the 90-day LIBOR rate. The note is payable in full on or before February 11, 2007, and provides for certain rate escalation beginning after two years. The initial rate of interest on the subordinated note was 6.60% and reset to 5.89% on February 12, 2001.

            On February 8, 2001, we issued $20.0 million in trust preferred securities at a fixed rate of 9.50% which mature on December 31, 2030. At our option, the securities may be redeemed prior to maturity on or after December 31, 2005. The trust preferred securities will be presented in our consolidated balance sheet as "Long-term debt-trust preferred securities." Upon receipt of the net proceeds of $18.9 million, after deducting underwriting commissions and offering expenses and including the underwriters' over-allotment shares, we repaid the full amount of borrowings under our revolving line of credit with a commercial bank in the amount of $18.0 million. As of March 22, 2001, borrowings under the revolving line of credit were $0 and the maximum amount available under the line of credit is $18.0 million.

Capital Resources

            Stockholders' equity at December 31, 2000 rose to $54.2 million, an increase of $7.2 million from the 1999 year-end level of $47.1 million, due primarily to the increase in net income from the year ended December 31, 2000 as well as the change in the fair value of investment securities classified as available for sale net of tax. During July 1999, we raised approximately $16.7 million in capital (net of commissions and offering costs) through the issuance of 1,035,000 shares of our common stock in our initial public offering.

            We are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors, and the regulators can lower classifications in certain areas. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements.

            The prompt corrective action regulations provide five classifications: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If a banking subsidiary is not "well capitalized," regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited as is asset growth and expansion and plans for capital restoration are required.

            The following table reflects various consolidated measures of our capital at December 31, 2000 and 1999:

                                                               December 31,
                                                      --------------------------------
                                                                Pro forma
                                                       2000        2000         1999
                                                      ------      ------      --------
Leverage ratio......................................   5.54%        7.88%      10.77%
Tier 1 risk-based capital ratio.....................   6.47         9.21       12.84
Total risk-based capital ratio......................   8.15        11.18       13.96
Total equity to total assets........................   6.53         6.53        9.08

            The pro forma ratios presented for 2000 in the table above reflect the impact of the issuance of $20.0 million of trust preferred securities assuming the issuance had occurred on December 31, 2000. As of such date, the trust preferred securities would have been included in Tier 1 capital in the amount of $18.1 million. The Tier 1 qualifying amount is limited to 25.0% of Tier 1 capital under Federal Reserve regulations. The excess amount of $1.9 million pro forma as of December 31, 2000 qualifies as Tier 2 capital.

            The subordinated note in the amount of $5.0 million which was issued to Johnson International as consideration in connection with the Johnson Bank Illinois acquisition qualifies as Tier 2 capital for regulatory capital purposes.

            To be considered "well capitalized," an entity must maintain a leverage ratio of at least 5.0%, a Tier 1 risk-based capital ratio of at least 6.0%, and a total risk-based capital ratio of at least 10.0%. To be "adequately capitalized," an entity must maintain a leverage ratio of at least 4.0%, a Tier 1 risk-based capital ratio of at least 4.0%, and a total risk-based capital ratio of at least 8.0%. At December 31, 2000, we continued to exceed the minimum levels of all regulatory capital requirements, and were considered "adequately capitalized" under regulatory standards. At December 31, 2000, our total risk-based capital ratio was 8.15%. With the exception of the total risk-based capital ratio, we exceeded the "well-capitalized" levels of our regulatory capital requirements. At December 31, 2000, The PrivateBank (Chicago) and The PrivateBank (St. Louis) were considered "well-capitalized" under all applicable regulatory standards, including total risk-based capital ratio.

Liquidity

            Liquidity measures our ability to meet maturing obligations and our existing commitments, to withstand fluctuations in deposit levels, to fund our operations and to provide for our clients' credit needs. Our liquidity principally depends on our cash flows from our operating activities, investment in and maturity of assets, changes in balances of deposits and borrowings and our ability to borrow funds in the money or capital markets. Liquidity management involves planning to meet anticipated funding needs at a reasonable cost. Liquidity management is guided by policies, formulated and monitored by our senior management and the banks' asset/liability committees, which take into account the marketability of assets, the sources and stability of funding and the level of unfunded commitments. Our principal sources of funds are deposits, short-term borrowings and capital contributions by PrivateBancorp to the banks funded by proceeds from draws on our line of credit or through new capital.

            Our core deposits, the most stable source of liquidity due to the nature of long-term relationships generally established with our clients, are available to provide long-term liquidity. At December 31, 2000, 70.8% of our total assets were funded by core deposits. At December 31, 1999, 79.6% of our total assets were funded by core deposits. Core deposits are defined to include all deposits including time deposits but excluding brokered deposits and public funds. Time deposits are included as core deposits since these deposits have historically not been volatile deposits for us.

            Over the past several years, our clients have chosen to keep the maturities of their deposits short. We expect these short-term certificates of deposit to be renewed on terms and with maturities similar to those currently in place. In the event that certain of these certificates of deposit are not renewed and the funds are withdrawn from the bank, unless those deposits are replaced with traditional deposits, brokered deposits, borrowed money or capital, we will liquidate assets to reduce our funding needs.

            We have continued to use Federal Home Loan Bank advances and brokered deposits as alternative methods of funding loan growth. During 1999, we first utilized brokered deposits as a funding tool to enhance liquidity in anticipation of increasing loan demand and year 2000 contingency planning. During 2000 we expanded our brokered deposits program in order to fund liquidity of The PrivateBank (Chicago). During 2001 we expect to continue to rely on brokered deposits together with increased Federal Home Loan Bank advances as alternative methods of funding loan growth. We will first look toward internally generated deposits as funding sources, but plan to supplement our funding needs with non-traditional funding sources as needed. We anticipate that our average cost of funds will increase in 2001 compared to 2000 due to the increased reliance on non-traditional funding sources. We expect that The PrivateBank (St. Louis) will begin to purchase brokered deposits in 2001 as well, in the absence of traditional deposit growth sufficient to fund the expected loan growth in that market.

            Liquid assets refers to money market assets such as federal funds sold, as well as available-for-sale securities. Net liquid assets represent the sum of the liquid asset categories less the amount of assets pledged to secure public funds. At December 31, 2000, net liquid assets at The PrivateBank (Chicago) were $137.1 million as compared to $79.5 million at December 31, 1999. At December 31, 2000, net liquid assets at The PrivateBank (St. Louis) were $1.9 million.

            Net cash inflows provided by operations were $11.9 million for the year ended December 31, 2000 compared to a net inflow of $3.2 million a year earlier. Net cash outflows from investing activities were $232.3 million for the year ended December 31, 2000, compared to a net cash outflow of $74.1 million a year earlier. Cash inflows from financing activities for the year ended December 31, 2000 were $216.7 million compared to a net inflow of $99.6 million in 1999.

            In the event of short-term liquidity needs, The PrivateBank (Chicago) and The PrivateBank (St. Louis) may purchase federal funds from correspondent banks.

Impact of Inflation

            Our consolidated financial statements and the related notes thereto included in this report have been prepared in accordance with generally accepted accounting principles and practices within the banking industry. Under these principles and practices, we are required to measure our financial position in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation.

            Unlike many industrial companies, virtually all of our assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on our performance than the general level of inflation. Over short periods of time, interest rates may not necessarily move in the same direction or in the same magnitude as inflation.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            As a continuing part of our financial strategy, we attempt to manage the impact of fluctuations in market interest rates on our net interest income. This effort entails providing a reasonable balance between interest rate risk, credit risk, liquidity risk and maintenance of yield. Asset/liability management policy is established by our board of directors and is monitored by management. Our asset/liability management policy sets standards within which we are expected to operate. These standards include guidelines for exposure to interest rate fluctuations, liquidity, loan limits as a percentage of funding sources, exposure to correspondent banks and brokers, and reliance on non-core deposits. The policy also states our reporting requirements to our board of directors. The investment policy complements the asset/liability policy by establishing criteria by which we may purchase securities. These criteria include approved types of securities, brokerage sources, terms of investment, quality standards, and diversification.

            We measure the impact of interest rate changes on our income statement through the use of gap analysis. The gap represents the net position of assets and liabilities subject to repricing in specified time periods. During any given time period, if the amount of rate sensitive liabilities exceeds the amount of rate sensitive assets, a company would generally be considered negatively gapped and would benefit from falling rates over that period of time. Conversely, a positively gapped company would generally benefit from rising rates.

            We have structured the assets and liabilities of our company to mitigate the risk of either a rising or falling interest rate environment. We manage our gap position at the one year horizon. Depending upon our assessment of economic factors such as the magnitude and direction of projected interest rates over the short- and long-term, we generally operate within guidelines set by our asset/liability policy and attempt to maximize our returns within an acceptable degree of risk. Our policy states that we shall maintain a gap position at the one year horizon of between 0.70 and 1.30. Our position at December 31, 2000 was 1.11 and was within the guidelines of our policy. We have continued to maintain our gap position near the low end set by our policy guidelines and expect to continue to operate in this manner as long as the general rate structure of the economy and our business opportunities remain consistent. Therefore, generally speaking, a short-term rise in interest rates will hurt our earnings, while a short-term drop in interest rates would help our earnings.

            Interest rate changes do not affect all categories of assets and liabilities equally or simultaneously. There are other factors which are difficult to measure and predict that would influence the effect of interest rate fluctuations on our income statement. For example, a rapid drop in interest rates might cause our loans to repay at a more rapid pace and certain mortgage-related investments to prepay more quickly than projected. This could mitigate some of the benefits of falling rates that are expected when negatively gapped. Conversely, a rapid rise in rates could give us an opportunity to increase our margins and stifle the rate of repayment on our mortgage-related loans which would increase our returns.

            The following tables illustrate the estimated interest rate sensitivity and periodic and cumulative gap positions calculated as of December 31, 2000 and 1999.

                                                                   December 31, 2000
                                          ------------------------------------------------------------------
                                                             Time to Maturity or Repricing
                                          0-90 days    91-365 days     1-5 years   Over 5 years      Total
                                          ---------    -----------     ---------   ------------    ---------
                                                                 (dollars in thousands)
Interest-Earning Assets
Loans ................................    $ 340,187     $  50,032      $ 174,428     $  34,782     $ 599,429
Investments ..........................        1,882         6,578         65,078        98,836       172,374
Federal funds sold ...................       11,876            --             --            --        11,876
                                          ---------     ---------      ---------     ---------     ---------
    Total interest-earning assets ....    $ 353,945     $  56,610      $ 239,506     $ 133,618     $ 783,679
                                          =========     =========      =========     =========     =========
Interest-Bearing Liabilities
Interest-bearing demand ..............    $      --     $      --      $      --     $  51,301     $  51,301
Savings and money market .............      192,462       104,510             72         3,063       300,107
Time deposits ........................      112,398       119,823         23,260         1,568       257,049
Funds borrowed .......................       38,379         2,000         56,500            --        96,879
                                          ---------     ---------      ---------     ---------     ---------
    Total interest-bearing liabilities    $ 343,239     $ 226,333      $  79,832     $  55,932     $ 705,336
                                          =========     =========      =========     =========     =========
Cumulative
Rate sensitive assets (RSA) ..........    $ 353,945     $ 410,555      $ 650,061     $ 783,679
Rate sensitive liabilities (RSL) .....      343,239       569,572        649,404       705,336
GAP (GAP=RSA-RSL) ....................       10,706      (159,017)           657        78,343
RSA/RSL ..............................       103.12%        72.08%       100.10%       111.11%
RSA/Total assets .....................        42.67%        49.49%        78.37%        94.48%
RSL/Total assets .....................        41.38%        68.66%        78.29%        85.03%
GAP/Total assets .....................         1.29%        19.17%         0.08%         9.44%
GAP/RSA ..............................         3.02%        38.73%         0.10%        10.00%

                                                                     December 31, 1999
                                          ---------------------------------------------------------------------
                                                             Time to Maturity or Repricing
                                          0-90 days    91-365 days     1-5 years     Over 5 years       Total
                                          ---------    -----------     ---------     ------------     ---------
                                                                 (dollars in thousands)
Interest-Earning Assets
Loans ................................    $ 184,288      $  29,485      $ 157,332      $  26,619      $ 397,724
Investments ..........................       23,426          5,144         16,067         46,497         91,134
Federal funds sold ...................        9,243             --             --             --          9,243
                                          ---------      ---------      ---------      ---------      ---------
    Total interest-earning assets ....    $ 216,957      $  34,629      $ 173,399      $  73,116      $ 498,101
                                          =========      =========      =========      =========      =========
Interest-Bearing Liabilities
Interest-bearing demand ..............    $      --      $      --      $      --      $  33,400      $  33,400
Savings and money market .............      117,438         85,873             --          4,133        207,444
Time deposits ........................      114,614         56,001          4,832             --        175,447
Funds borrowed .......................       15,000             --             --             --         15,000
                                          ---------      ---------      ---------      ---------      ---------
    Total interest-bearing liabilities    $ 247,052      $ 141,874      $   4,832      $  37,533      $ 431,291
                                          =========      =========      =========      =========      =========
Cumulative
Rate sensitive assets (RSA) ..........    $ 216,957      $ 251,586      $ 424,985      $ 498,101
Rate sensitive liabilities (RSL) .....      247,052        388,926        393,758        431,291
GAP (GAP=RSA-RSL) ....................      (30,095)      (137,340)        31,227         66,810
RSA/RSL ..............................         87.8%          64.7%         107.9%         115.5%
RSA/Total assets .....................         41.8%          48.5%          81.9%          96.0%
RSL/Total assets .....................         47.6%          75.0%          75.9%          83.1%
GAP/Total assets .....................          5.8%          26.5%          (6.0)%        (12.9)%
GAP/RSA ..............................          6.0%          27.6%          (6.3)%        (13.4)%

            The following table shows the impact of an immediate 200 basis point change in interest rates, assessed through a simulation model, on our earning asset portfolio as of December 31, 2000 and 1999. The simulation model attempts to measure the effect of rising and falling interest rates over the next two-year horizon in a rapidly changing rate environment.

                                                               December 31, 2000           December 31, 1999
                                                           ------------------------    ------------------------
                                                           +200 Basis    -200 Basis    +200 Basis    -200 Basis
                                                             Points         Points        Points        Points
                                                           ----------    ----------    ----------    ----------
Percentage change in net interest income due to
    an immediate 200 basis point change in
    interest rates over a two-year time horizon...........   (9.6)%          9.3%         (8.3)%        10.8%

            This table shows that if there was an instantaneous, parallel shift in the yield curve of +200 basis points, we would suffer a decline in net interest income of 9.6% and 8.3% over a two-year horizon based on our earning asset portfolio as of December 31, 2000 and 1999, respectively. Conversely, a like shift of -200 basis points would increase net interest income by 9.3% over a two-year horizon based on December 31, 2000 balances, down slightly from the 10.8% measured on the basis of the December 31, 1999 portfolio.

            Changes in the effect on net interest income from a 200 basis point movement at December 31, 2000 as compared to December 31, 1999 are relatively similar because of the timing of the repricing of rate sensitive assets to rate sensitive liabilities. In each period, the increase in interest income in the reduced rate environment and the decrease in interest income in an increased rate environment is due to our negatively gapped balance sheet within a two-year horizon.

            In a rates down 200 basis points scenario, rate sensitive liabilities would reprice to reduced rates more quickly than many rate sensitive assets, resulting in higher net interest income. The percentage increase in a rates down scenario is less at December 31, 2000 than at December 31, 1999 because the percentage of our assets that would prepay in rates down has increased between years. In addition, we increased our term borrowings and brokered deposits during 2000. These additional sources of funding mature or reprice within one month to five years. The rate shock simulation over a two-year horizon does not reflect the issuance of $20.0 million of trust preferred securities which we completed on February 8, 2001 at a fixed rate of 9.50%. In a rates down scenario, the fixed rate trust preferred securities will negatively impact net interest income as these securities are fixed rate in nature.

            The increased loss in a rates up 200 basis points environment at December 31, 2000 compared to December 31, 1999 is due to the addition of fixed rate assets and liabilities from the Johnson Bank acquisition. These fixed rate liabilities reprice faster than the assets, increasing the compression on our margin.

            The preceding sensitivity analysis is based on numerous assumptions including: the nature and timing of interest rate levels including the shape of the yield curve, prepayments on loans and securities, changes in deposit levels, pricing decisions on loans and deposits, reinvestment/replacement of asset and liability cash flows and others. While our assumptions are developed based upon current economic and local market conditions, we cannot make any assurances as to the predictive nature of these assumptions including how client preferences or competitor influences might change.

            We continue to monitor our gap and rate shock reports to detect changes to our exposure to fluctuating rates. We have the ability to shorten or lengthen maturities on newly acquired assets, sell investment securities, or seek funding sources with different maturities in order to change our asset and liability structure for the purpose of mitigating the effect of interest rate risk.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            See "Index to Consolidated Financial Statements" on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            None.


                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS

            Information regarding directors of the Company is included in the Company's Proxy Statement for its 2001 Annual Meeting of Stockholders (the "Proxy Statement") under the heading "Election of Directors" and the information included therein is incorporated herein by reference. Information regarding the executive officers of the Company is included in "Part I., Item 1. Business."

ITEM 11.    EXECUTIVE COMPENSATION

            Information regarding compensation of executive officers and directors is included in the Company's Proxy Statement under the headings "Board of Directors' Compensation," "Executive Compensation," and "Employment Agreements" and the information included therein is incorporated herein by reference.

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

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            Information regarding certain relationships and related transactions is included in the Company's Proxy Statement under the heading "Transactions with Related Persons" and the information included therein is incorporated herein by reference.


                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1)     Index to Financial Statements

            The consolidated financial statements of the Company and its subsidiaries as required by Item 8 are filed as a part of this document. See "Index to Consolidated Financial Statements" on page F-1.

(a) (2)     Financial Statement Schedules

            All financial statement schedules called for by Item 8 and Item 14 of Form 10-K have been omitted because the information requested is either not applicable or has been included in the consolidated financial statements or notes thereto.

(a) (3)     Exhibits

Exhibit
  No.        Description of Exhibits
-------      -----------------------

3.1  Amended and Restated Certificate of Incorporation of PrivateBancorp,
     Inc.(1)

3.2  [Intentionally left blank]

3.3  Amended and Restated By-laws of PrivateBancorp, Inc.+

4.1 Subordinated Note of PrivateBancorp Inc., dated February 11, 2000, principal amount of $5 million due February 11, 2007, issued to Johnson International, Inc.(3)

4.2 Certain instruments defining the rights of the holders of long-term debt of the Company and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis, have not been filed as Exhibits. The Company hereby agrees to furnish a copy of any of these agreements to the SEC upon request.

10.1 Lease Agreement for banking facility located at Ten North Dearborn, Chicago, Illinois dated January 1, 1992, as amended, by and between General American Life Insurance Company as successor-in-interest to LaSalle National Trust, N.A., as successor trustee to LaSalle National Bank, not personally but as Trustee under Trust Agreement dated November 6, 1985 and known as Trust No. 110519 and The PrivateBank and Trust Company.(1)

10.2 Lease Agreement for banking facility located at 1603 West Sixteenth Street, Oak Brook, Illinois dated October , 1996 by and between Columbia Lisle Limited Partnership and The PrivateBank and Trust Company.(1)

10.3 Lease Agreement for banking facility located at 517 Green Bay Road, Wilmette, Illinois dated as of May 2, 1994 by and between Gunnar H. Hedlund, Doris S. Hedlund, Robert P. Hedlund and Gerald A. Hedlund, LaSalle National Trust, N.A., as successor trustee to LaSalle National Bank, not personally but solely as Trustee under Trust Agreement dated December 28, 1972 and known as Trust No. 45197 and The PrivateBank and Trust Company.(1)

10.4 Building Lease by and between Towne Square Realty, L.L.C. and The PrivateBank and Trust Company dated August 6, 1999.(3)

10.5 Sublease Agreement for banking facility located at 1401 South Brentwood Blvd., St. Louis, Missouri, dated as of December 13, 1999, by and between Union Planters Bank, National Association, St. Louis Brentwood Associates, L.P. and PrivateBancorp, Inc.(4)

10.6 Stock Purchase Agreement dated as of May 28, 1998 by and among PrivateBancorp, Inc., Delaware Charter Guarantee and Trust Co., Trustee FBO Ralph B. Mandell, IRA and The Ralph B. Mandell Revocable Trust UTA dated June 5, 1997.(1)

10.7 Pledge Agreement dated as of May 28, 1998 by and between the Ralph B. Mandell Revocable Trust UTA dated June 5, 1997 and PrivateBancorp, Inc. (included as Exhibit B to Stock Purchase Agreement filed as Exhibit 10.6).(1)

10.8 PrivateBancorp, Inc. Amended and Restated Stock Incentive Plan (filed as Appendix A to the Company's Proxy Statement for its 2000 Annual Meeting of Stockholders and incorporated herein by reference).*

10.9 Employment Agreement by and between Ralph B. Mandell and PrivateBancorp, Inc. dated July 1, 1999.(1)*

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

10.15 Loan Agreement dated as of February 11, 2000, between PrivateBancorp, Inc. and LaSalle Bank National Association.(3)

Exhibit
  No.        Description of Exhibits
-------      -----------------------

10.16 Letter Agreement dated September 26, 2000 by and between PrivateBancorp, Inc., The PrivateBank and Trust Company and Donald A. Roubitchek.(5)*

10.17 Employment Agreement by and between Richard C. Jensen and PrivateBancorp, Inc. dated as of July 27, 2000.(6)*

12.1 Calculation of Ratio of Earnings to Fixed Charges.+

21.1 Subsidiaries of the Registrant.(6)

23.1 Consent of Arthur Andersen LLP.+

24.1 Powers of Attorney (set forth on signature page to Registration Statement).

--------------
+    Filed herewith.
* Indicates management contracts or compensatory plans or arrangements required to be filed as an exhibit.
(1) Filed as an exhibit to the Company's Form S-1 Registration Statement (File No. 333-77147) and incorporated herein by reference.
(2) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference.
(3) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and incorporated herein by reference.
(4) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 and incorporated herein by reference.
(5) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference.
(6) Filed as an exhibit to the Company's Form S-1 Registration Statement (File No. 333-52676) and incorporated herein by reference.

(b)         Reports on Form 8-K

            The following Current Report on Form 8-K was filed by the Company during the last quarter of fiscal 2000:

            o      Form 8-K dated October 23, 2000.



                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:  March 26, 2000                     PRIVATEBANCORP, INC.


                                          By: /s/ Ralph B. Mandell
                                             --------------------
                                             Ralph B. Mandell,
                                             Chairman, President and Chief
                                             Executive Officer

                                POWER OF ATTORNEY

            KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Ralph B. Mandell and Gary L. Svec, and each of them, the true and lawful attorney-in-fact and agents of the undersigned, with full power of substitution and resubstitution, for and in the name, place and stead of the undersigned, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and hereby grants to such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully as to all intents and purposes as each of the undersigned might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue hereof.

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                      Title                            Date
---------                      -----                            ----

/s/   RALPH B. MANDELL         Chairman, President, Chief       March 26, 2001
------------------------------ Executive Officer and Director
Ralph B. Mandell

/s/   CAREN L. REED            Vice Chairman                    March 26, 2001
------------------------------
Caren L. Reed

/s/   GARY L. SVEC             Chief Financial Officer          March 26, 2001
------------------------------
Gary L. Svec

/s/   LISA M. O'NEILL          Controller                       March 26, 2001
------------------------------
Lisa M. O'Neill

/s/   DONALD L. BEAL           Director                         March 26, 2001
------------------------------
Donald L. Beal

/s/   NAOMI T. BORWELL         Director                         March 26, 2001
------------------------------
Naomi T. Borwell

/s/   WILLIAM A. CASTELLANO    Director                         March 26, 2001
------------------------------
William A. Castellano

/s/   ROBERT F. COLEMAN        Director                         March 26, 2001
------------------------------
Robert F. Coleman

/s/   JOHN E. GORMAN           Director                         March 26, 2001
------------------------------
John E. Gorman

/s/   ALVIN J. GOTTLIEB        Director                         March 26, 2001
------------------------------
Alvin J. Gottlieb

/s/   JAMES M. GUYETTE         Director                         March 26, 2001
------------------------------
James M. Guyette

/s/   RICHARD C. JENSEN        Director                         March 26, 2001
------------------------------
Richard C. Jensen

/s/   PHILIP M. KAYMAN         Director                         March 26, 2001
------------------------------
Philip M. Kayman

/s/   WILLIAM R. LANGLEY       Director                         March 26, 2001
------------------------------
William R. Langley

                               Director                         March 26, 2001
------------------------------
Thomas F. Meagher

/s/   WILLIAM J. PODL          Director                         March 26, 2001
------------------------------
William J. Podl

/s/   MICHAEL B. SUSMAN        Director                         March 26, 2001
------------------------------
Michael B. Susman

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                              PRIVATEBANCORP, INC.


                                                                          Page
                                                                          ----

Report of Arthur Andersen LLP, Independent Public Accountants............. F-2

Consolidated Balance Sheets as of December 31, 2000 and 1999.............. F-3

Consolidated Statements of Income for the years ended December
            31, 2000, 1999 and 1998....................................... F-4

Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2000, 1999 and 1998........................ F-5

Consolidated Statements of Cash Flow for the years ended December 31,
            2000, 1999 and 1998........................................... F-6

Notes to Consolidated Financial Statements................................ F-7

Selected Quarterly Financial Data (unaudited).............................F-29

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of
PrivateBancorp, Inc.:

            We have audited the accompanying consolidated balance sheets of PRIVATEBANCORP, INC. (a Delaware corporation) AND SUBSIDIARIES as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

            In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PrivateBancorp, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.



/s/ Arthur Andersen LLP

Chicago, Illinois
January 22, 2001(except with respect to the matter discussed in Note 20, as to which the date is February 9, 2001).

                              PRIVATEBANCORP, INC.

                           CONSOLIDATED BALANCE SHEETS
                        As of December 31, 2000 and 1999
                                 (In thousands)

                                                                                      December 31,
                                                                                -----------------------
                                                                                   2000         1999
                                                                                ---------     ---------
Assets
Cash and due from banks ....................................................    $  28,637     $  14,940
Fed Funds sold and other short-term investments ............................       11,876        29,243
                                                                                ---------     ---------
    Total cash and cash equivalents ........................................       40,513        44,183
                                                                                ---------     ---------
Available-for-sale securities, at fair value ...............................      172,194        71,134
Loans net of unearned discount .............................................      599,429       397,277
    Allowance for loan losses ..............................................       (6,108)       (4,510)
                                                                                ---------     ---------
    Net loans ..............................................................      593,321       392,767
                                                                                ---------     ---------
Goodwill ...................................................................       11,629            --
Premises and equipment, net ................................................        4,138         2,028
Accrued interest receivable ................................................        5,524         2,870
Other assets ...............................................................        2,190         5,715
                                                                                ---------     ---------
    Total assets ...........................................................    $ 829,509     $ 518,697
                                                                                =========     =========
Liabilities and Stockholders' Equity
Demand deposits:
    Noninterest-bearing ....................................................    $  61,789     $  36,771
    Interest-bearing .......................................................       51,301        33,400
Savings and money market deposit accounts ..................................      300,107       204,068
Brokered deposits ..........................................................       43,842        21,696
Other time deposits ........................................................      213,207       157,157
                                                                                ---------     ---------
    Total deposits .........................................................      670,246       453,092
                                                                                ---------     ---------
Funds borrowed .............................................................       96,879        15,000
Accrued interest payable ...................................................        3,552         1,056
Other liabilities ..........................................................        4,583         2,469
                                                                                ---------     ---------
    Total liabilities ......................................................    $ 775,260     $ 471,617
                                                                                ---------     ---------
Stockholders' Equity
Preferred Stock, 1,000,000 shares authorized ...............................           --            --
Common stock, without par value, $1 stated value; 12,000,000 shares authorized; 4,623,532 and  4,590,332 shares issued and outstanding as of
    December 31, 2000 and December 31, 1999, respectively ..................        4,624         4,590
Surplus ....................................................................       40,107        39,761
Retained earnings ..........................................................       11,388         7,425
Accumulated other comprehensive loss .......................................         (118)       (2,812)
Deferred compensation ......................................................         (802)         (759)
Loans to officers ..........................................................         (950)       (1,125)
                                                                                ---------     ---------
    Total stockholders' equity .............................................       54,249        47,080
                                                                                ---------     ---------
    Total liabilities and stockholders' equity .............................    $ 829,509     $ 518,697
                                                                                =========     =========

                The accompanying notes to consolidated financial
              statements are an integral part of these statements.

                              PRIVATEBANCORP, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                  Years Ended December 31, 2000, 1999 and 1998
                      (In thousands, except per share data)

                                                              Year Ended December 31,
                                                           -----------------------------
                                                             2000       1999       1998
                                                           -------    -------    -------
Interest income
Loans, including fees .................................    $48,633    $26,597    $19,619
Federal funds sold and interest bearing deposits ......      1,058        330      2,181
Securities ............................................      7,455      5,141      3,492
                                                           -------    -------    -------
    Total interest income .............................     57,146     32,068     25,292
                                                           -------    -------    -------
Interest expense
Deposits:
    Interest-bearing demand ...........................        869        604        487
    Savings and money market deposit accounts .........     13,711      7,671      6,651
    Other time ........................................     14,635      7,399      6,155
Funds borrowed ........................................      4,116        931         19
                                                           -------    -------    -------
    Total interest expense ............................     33,331     16,605     13,312
                                                           -------    -------    -------
    Net interest income ...............................     23,815     15,463     11,980
Provision for loan losses .............................      1,690      1,208        362
                                                           -------    -------    -------
    Net interest income after provision for loan losses     22,125     14,255     11,618
                                                           -------    -------    -------
Non-interest income
    Banking, trust services and other income ..........      3,077      1,947      1,280
    Securities net gains ..............................         92         57         40
                                                           -------    -------    -------
        Total non-interest income .....................      3,169      2,004      1,320
                                                           -------    -------    -------
Non-interest expense
    Salaries and employee benefits ....................      8,174      5,156      4,077
    Severance charge ..................................        562         --         --
    Occupancy expense, net ............................      2,987      1,563      1,379
    Goodwill amortization .............................        731         --         --
    Towne Square Financial Corporation acquisition ....         --      1,300         --
    Professional fees .................................      2,135      1,295        561
    Marketing .........................................      1,202        692        567
    Data Processing ...................................        820        478        508
    Insurance .........................................        303        214        134
    Other non-interest expense ........................      1,692      1,389        863
                                                           -------    -------    -------
        Total non-interest expense ....................     18,606     12,087      8,089
                                                           -------    -------    -------
        Income before income taxes ....................      6,688      4,172      4,849
    Income tax provision ..............................      2,263      1,257      1,839
                                                           -------    -------    -------
        Net income ....................................    $ 4,425    $ 2,915    $ 3,010
                                                           =======    =======    =======
Basic earnings per share ..............................    $  0.96    $  0.73    $  0.91
Diluted earnings per share ............................    $  0.92    $  0.69    $  0.86

                The accompanying notes to consolidated financial
              statements are an integral part of these statements.

                              PRIVATEBANCORP, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  Years Ended December 31, 1998, 1999 and 2000
                                 (In thousands)

                                                                                Accumulated
                                                                                   Other
                                                                                  Compre-      Deferred                  Total
                                              Common                 Retained     hensive       Compen-    Loans to   Stockholders'
                                              Stock      Surplus     Earnings     Income        sation     Officers      Equity
                                             --------    --------    --------   -----------    ---------   --------   -------------
Balance, January 1, 1998 ................    $  3,217    $ 19,783    $  2,165     $     29     $   (506)   $     --     $ 24,688
    Net income ..........................          --          --       3,010           --           --          --        3,010
Net increase in fair value of securities
    classified as available-for-sale, net
    of income taxes and reclassification
    adjustments .........................          --          --          --          121           --          --          121
                                             --------    --------    --------     --------     --------    --------     --------
Total comprehensive income ..............          --          --       3,010          121           --          --        3,131
                                             --------    --------    --------     --------     --------    --------     --------
Cash dividends declared ($0.08 per
    share) ..............................          --          --        (262)          --           --          --         (262)
Issuance of common stock ................         214       2,491          --           --           --          --        2,705
Awards granted ..........................          --          --          --           --         (188)         --         (188)
Amortization of deferred
    compensation ........................          --          --          --           --          150          --          150
Loan to chief executive officer .........          --          --          --           --           --        (950)        (950)
                                             --------    --------    --------     --------     --------    --------     --------
Balance, December 31, 1998 ..............    $  3,431    $ 22,274    $  4,913     $    150     $   (544)   $   (950)    $ 29,274
                                             ========    ========    ========     ========     ========    ========     ========
Balance, January 1, 1999 ................    $  3,431    $ 22,274    $  4,913     $    150     $   (544)   $   (950)    $ 29,274
    Net income ..........................          --          --       2,915           --           --          --        2,915
Net decrease in fair value of securities
    classified as available-for-sale, net
    of income taxes and reclassification
    adjustments .........................          --          --          --       (2,962)          --          --       (2,962)
                                             --------    --------    --------     --------     --------    --------     --------
Total comprehensive income ..............          --          --       2,915       (2,962)          --          --          (47)
                                             --------    --------    --------     --------     --------    --------     --------
Cash dividends declared ($0.10 per
    share) ..............................          --          --        (403)          --           --          --         (403)
Issuance of common stock ................       1,159      17,487          --           --           --          --       18,646
Awards granted net of forfeitures .......          --          --          --           --         (448)         --         (448)
Amortization of deferred
    compensation ........................          --          --          --           --          233          --          233
Loans to officers .......................          --          --          --           --           --        (175)        (175)
                                             --------    --------    --------     --------     --------    --------     --------
Balance, December 31, 1999 ..............    $  4,590    $ 39,761    $  7,425     $ (2,812)    $   (759)   $ (1,125)    $ 47,080
                                             ========    ========    ========     ========     ========    ========     ========
Balance, January 1, 2000 ................    $  4,590    $ 39,761    $  7,425     $ (2,812)    $   (759)   $ (1,125)    $ 47,080
    Net income ..........................          --          --       4,425           --           --          --        4,425
Net increase in fair value of securities
    classified as available-for-sale, net
    of income taxes and reclassification
    adjustments .........................          --          --          --        2,694           --          --        2,694
                                             --------    --------    --------     --------     --------    --------     --------
Total comprehensive income ..............          --          --       4,425        2,694           --          --        7,119
Cash dividends declared ($0.10 per
    share) ..............................          --          --        (462)          --           --          --         (462)
Issuance of common stock ................          34         346          --           --           --          --          380
Awards granted, net of forfeitures ......          --          --          --           --         (270)         --         (270)
Amortization of deferred
    compensation ........................          --          --          --           --          227          --          227
Loans to officers .......................          --          --          --           --           --         175          175
                                             --------    --------    --------     --------     --------    --------     --------
Balance, December 31, 2000 ..............    $  4,624    $ 40,107    $ 11,388     $   (118)    $   (802)   $   (950)    $ 54,249
                                             ========    ========    ========     ========     ========    ========     ========

                The accompanying notes to consolidated financial
              statements are an integral part of these statements.

                              PRIVATEBANCORP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years Ended December 31, 2000, 1999 and 1998
                                 (In thousands)

                                                                                 Year Ended December 31,
                                                                         -------------------------------------
                                                                           2000          1999          1998
                                                                         ---------     ---------     ---------
Cash flows from operating activities
    Net income ......................................................    $   4,425     $   2,915     $   3,010
Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization ...................................        1,030           498           508
    Goodwill amortization ...........................................          731            --            --
    Johnson Bank Illinois fair value accretion, net .................         (304)           --            --
    Amortization of deferred compensation ...........................          227           233           150
    Provision for loan losses .......................................        1,690         1,208           362
    Gain on sale of securities ......................................          (92)          (56)          (40)
    Increase in deferred loan fees ..................................          259            51           348
    (Increase) in accrued interest receivable .......................       (1,894)         (606)         (683)
    Increase (decrease) in accrued interest payable .................        1,886          (324)          268
    (Increase) decrease in other assets .............................        1,797        (2,571)         (221)
    Increase in other liabilities ...................................        2,106         1,808           570
                                                                         ---------     ---------     ---------
        Total adjustments ...........................................        7,436           241         1,262
                                                                         ---------     ---------     ---------
        Net cash provided by operating activities ...................       11,861         3,156         4,272
                                                                         ---------     ---------     ---------
Cash flows from investing activities
    Proceeds from maturities, paydowns, and sales of securities .....       48,075        55,930        85,391
    Purchase of securities available-for-sale .......................     (124,624)      (14,725)     (136,662)
    Johnson Bank Illinois acquisition, net of cash received .........      (15,763)           --            --
    Capitalization of The PrivateBank (St. Louis) ...................       (8,000)           --            --
    Towne Square acquisition ........................................           --         1,300            --
    Net loan principal advanced .....................................     (129,615)     (115,646)      (63,820)
    Premises and equipment expenditures .............................       (2,341)         (939)         (190)
                                                                         ---------     ---------     ---------
        Net cash used in investing activities .......................     (232,268)      (74,080)     (115,282)
                                                                         ---------     ---------     ---------
Cash flows from financing activities
    Net increase in total deposits ..................................      125,606        88,098        79,220
    Proceeds from participated loans ................................       12,862            --            --
    Issuance of common stock ........................................          109        16,898         1,361
    Dividends paid ..................................................         (461)         (403)         (263)
    Net increase (decrease) in funds borrowed .......................       78,621        (5,000)       20,000
                                                                         ---------     ---------     ---------
        Net cash provided by financing activities ...................      216,737        99,593       100,318
                                                                         ---------     ---------     ---------
Net increase in cash and cash equivalents ...........................       (3,670)       28,669       (10,692)
Cash and cash equivalents at beginning of year ......................       44,183        15,514        26,206
                                                                         ---------     ---------     ---------
Cash and cash equivalents at end of period ..........................    $  40,513     $  44,183     $  15,514
                                                                         =========     =========     =========
Cash paid during year for:
    Interest ........................................................    $  30,835     $  16,929     $  13,044
    Income taxes ....................................................        1,800         2,280         1,827
Non-cash transactions
    Loans to executive officers for purchase of common stock ........    $      --     $     175     $     950
    Issuance of stock to purchase Towne Square ......................           --     $   1,300            --

                The accompanying notes to consolidated financial
              statements are an integral part of these statements.

                      PRIVATEBANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1--BASIS OF PRESENTATION

a.          Nature of Operations

            PrivateBancorp, Inc. (the "Company") was incorporated under the laws of the State of Delaware on November 7, 1989. The Company is a bank holding company with two bank subsidiaries, The PrivateBank and Trust Company (The PrivateBank (Chicago)), which was formed as a de novo, or start up bank, on February 6, 1991, and The PrivateBank (The PrivateBank (St. Louis)), which was formed as a de novo, or start up, federal savings bank on June 26, 2000. On February 11, 2000, the Company completed its acquisition of Johnson Bank Illinois. At closing, Johnson Bank Illinois was merged into The PrivateBank (Chicago). The two acquired offices, located on Chicago's North Shore in Lake Forest and Winnetka, became additional offices of The PrivateBank (Chicago).

            The banks provide private banking and trust and asset management services primarily to affluent individuals, professionals, entrepreneurs and their business interests. The banks focus on the personal financial services needs of their clients as well as the banking needs of their clients' various business and investment interests.

b.          Consolidation

            The consolidated financial statements of the Company and subsidiaries include the accounts of the Company and its wholly owned subsidiaries, The PrivateBank (Chicago) and The PrivateBank (St. Louis). Significant intercompany accounts and transactions have been eliminated in the preparation of these statements.

c.          Statement of Cash Flows

            For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold and other short-term investments. Generally, federal funds are sold for one-day periods, but not longer than 30 days. Short-term investments mature in less than 30 days.

d.          Securities

            Available for sale securities are intended to be invested for an indefinite period but may be sold in response to events we expect to occur in the foreseeable future. Securities available-for-sale are reported at fair value, with unrealized gains and losses, net of taxes, reported as adjustments to other comprehensive income in a separate component of stockholders' equity. Any decline in fair value of securities which is deemed other than temporary is charged against current period earnings. At December 31, 2000 and 1999, all securities were classified as available for sale.

            Premium amortization and discount accretion on securities are included in interest income on securities over the period from acquisition to maturity or earlier call date using the effective interest rate method. The specific identification method is used to record gains and losses on security transactions.

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

            Loans are placed on nonaccrual status when, in the opinion of management, there are doubts as to the collectability of interest or principal, or when principal or interest is past due 90 days or more and the loan is not well secured and in the process of collection. All loans classified as nonaccrual are considered to be impaired. Any shortfall in the estimated value of an impaired loan compared with the recorded investment of the loan is identified as an allocated portion of the allowance for loan losses and is one of the factors considered by management in its overall assessment of the adequacy of the allowance for loan losses. Interest previously accrued but not collected is reversed and charged against interest income at the time the related loan is placed on nonaccrual status. Interest payments received on impaired loans are recorded as reductions of principal if principal payment is doubtful.

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

h.          Income Taxes

            In accordance with SFAS No. 109, "Accounting for Income Taxes," an asset and liability approach to accounting for income taxes is followed. The objective is to recognize the amount of taxes payable or refundable for the current year, and to recognize deferred tax assets and liabilities resulting from temporary differences between the amounts reported in the financial statements and the tax bases of assets and liabilities. The measurement of tax assets and liabilities is based on enacted tax laws and applicable tax rates.

i.          Earnings per Share

            The Company accounts for and reports earnings per share using a dual presentation of basic and diluted earnings per share. Basic earnings per common share are determined by dividing earnings by the weighted average number of common shares. Dilutive stock options are included as share equivalents using the treasury stock method in determining diluted earnings per share.

j.          Comprehensive Income

            Components of comprehensive income are reported in the Consolidated Statement of Stockholders' Equity that is displayed with the same prominence as other financial statements.

k.          Use of Estimates in the Preparation of Financial Statements

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

l.          Intangible Assets

            The Company has recorded approximately $12.2 million in intangible assets and goodwill in connection with the Johnson Bank Illinois acquisition. The intangible assets and the goodwill will be amortized over an estimated useful life ranging between 5 and 15 years.

m.          Reclassifications

            Certain reclassifications have been made to prior periods' consolidated financial statements to place them on a basis comparable with the current period's consolidated financial statements.

n.          New Accounting Pronouncements

            Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Related Hedging Activities," amended by SFAS No. 137 "Accounting for Derivative Instrument and Hedging Activities - Deferral of the Effective Date of SFAS No. 133 -- an Amendment of SFAS No. 133," and SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities" effective January 1, 2001, standardize the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the balance sheet and measure them at fair value. Changes in fair value of these instruments must be recorded in the income statement unless specific hedge accounting criteria are met. Adoption of this standard is not expected to have a material impact since the Company does not have derivative instruments or hedging activity.

            In September 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 140 ("FAS No. 140"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", a replacement of FASB Statement No. 125. The new statement, while largely including the provisions of FAS 125, revises the standards for accounting for securitizations and requires certain disclosures. FAS No. 140 is effective for all transfers of financial assets occurring after March 31, 2001 and for disclosures relating to securitization transactions for fiscal years ending after December 15, 2000. The adoption of FAS 140 is not expected to have a material impact on the Company.

NOTE 2--OPERATING SEGMENTS

            The Company manages its operations in four lines of business: The PrivateBank (Chicago), The PrivateBank (St. Louis), Trust Services and Holding Company activities. For purposes of making operating decisions and assessing performance, management treats The PrivateBank (Chicago), The PrivateBank (St. Louis), Trust Services and the Holding Company as four operating segments. The Company's investment portfolio is included in total assets of The PrivateBank (Chicago) and reported in the results of The PrivateBank (Chicago). The business segments summarized below and in the following tables are primarily managed with a focus on various performance objectives including total assets, total deposits, borrowings, gross loans, total capital and net income. Indirect costs are allocated to Trust Services from The PrivateBank (Chicago) based on Trust Services full time equivalent employees as a percentage of total The PrivateBank (Chicago) employees.

The PrivateBank (Chicago)

            The PrivateBank (Chicago) segment, through its main office located in downtown Chicago as well as five full-service Chicago suburban locations, provides personal and commercial banking services primarily to affluent individuals, professionals, entrepreneurs and their business interests. Until June 23, 2000, the date The PrivateBank (St. Louis) was established, operations in St. Louis were a loan production office of The PrivateBank (Chicago) and those activities are reflected in the segment reporting for The PrivateBank (Chicago). The PrivateBank (Chicago)'s commercial lending products include lines of credit for working capital, term loans for equipment and letters of credit to support the commitments made by its clients. Non-credit products include lock-box, cash concentration accounts, merchant credit card processing, electronic funds transfer, other cash management products and insurance. The PrivateBank (Chicago) offers a full range of real estate lending products including fixed and floating rate permanent and mini-permanent mortgages, construction and commercial real estate loans. Personal loans include installment loans and lines of credit, home equity loans and a wide variety of home mortgage loans.

            Individual banking services include interest bearing checking, money market accounts, certificates of deposit, ATM/debit cards and investment brokerage accounts. Additionally, The PrivateBank (Chicago) offers secured and unsecured personal loans and lines of credit. Through The PrivateBank (Chicago)'s affiliations with Mesirow Financial, Inc. and Sterling Investment Services, Inc., clients have access to insurance products and securities brokerage services. The PrivateBank (Chicago) also offers domestic and international wire transfers and foreign currency exchange.

                                                  The PrivateBank (Chicago)
                                                  -------------------------
                                                         December 31,
                                                      2000         1999
                                                  -----------  ------------
                                                        (in millions)
               Total assets.....................     $800.6       $518.2
               Total deposits...................      655.9        462.2
               Total borrowings.................       65.0         15.0
               Total gross loans................      574.9        397.3
               Total capital     ...............       69.3         38.3
               Net interest income..............       23.5         15.3
               Net income.......................        7.1          4.9

The PrivateBank (St. Louis)

            The PrivateBank (St. Louis), a federal savings bank, was established as a new bank subsidiary of PrivateBancorp, Inc. on June 23, 2000, upon the Company's receipt of the final regulatory approval necessary to open a federal savings bank in St. Louis. The revenues and expenses associated with the St. Louis loan production office that was operated by The PrivateBank (Chicago) prior to June 23, 2000, are included in The PrivateBank (Chicago).

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

                                                The PrivateBank (St. Louis)
                                                ---------------------------
                                                        December 31,
                                                     2000         1999
                                                    ------       ------
                                                      (in millions)
               Total gross loans..................  $25.2         $ --
               Total assets.......................   28.2           --
               Total deposits.....................   14.7           --
               Total borrowings...................    3.5           --
               Total capital     .................    7.1           --
               Net interest income(1).............     .4           --
               Year-to-date net loss(1)...........    (.9)          --

(1)  Since June 23, 2000 when the subsidiary bank was established.

Trust Services

            Trust Services include investment management, personal trust and estate services, custodial services, retirement accounts and brokerage and investment services. Investment management professionals work with trust clients to define objectives, goals and strategies of the clients' investment portfolios. Trust services personnel assist trust clients with the selection of an outside portfolio manager to direct account investments. Trust and estate account administrators work with clients and their attorneys to establish estate plans. Consistent with the Company's philosophy, trust services emphasizes a high level of personal service, demonstrated by prompt collection and reinvestment of interest and dividend income, weekly valuation, tracking of tax information, customized reporting and ease of security settlement.

                                                       Trust Services
                                                ---------------------------
                                                        December 31,
                                                     2000          1999
                                                    ------        ------
                                                      (in millions)
               Trust assets under administration... $777.8        $730.0
               Trust fee revenue...................    2.3           1.6
               Net income (loss)...................    0.1           0.1

Holding Company Activities

            Holding Company Activities consist of parent company only matters. The Holding Company's most significant assets are its net investments in its two banking subsidiaries, The PrivateBank (Chicago) and The PrivateBank (St. Louis). Holding Company Activities are reflected primarily by operating expenses. Recurring holding company operating expenses consist of compensation (amortization of restricted stock awards, other salary expense) and miscellaneous professional fees.

                                                Holding Company Activities
                                               ----------------------------
                                                        December 31,
                                                  2000      1999      1998
                                                 ------    ------    ------
                                                      (in millions)
               Total assets....................  $77.9     $47.1     $29.3
               Total capital...................   54.2      47.1      29.3
               Total borrowings................   23.0        --        --
               Interest expense................    1.2        --        --
               Net loss........................   (1.9)     (2.1)     (0.2)

            The following table identifies the significant differences between the sum of the reportable segments and the reported consolidated results for total assets:

                                                        Total Assets
                                                ---------------------------
                                                        December 31,
                                                     2000          1999
                                                    ------        ------
                                                      (in millions)
Sum of reportable segments......................... $906.7        $565.3
Adjustments........................................  (77.2)        (46.6)
                                                    ------        ------
Consolidated PrivateBancorp, Inc................... $829.5        $518.7
                                                    ======        ======

            The adjustments to total assets presented in the table above represent the elimination of the net investment in The PrivateBank (Chicago) and The PrivateBank (St. Louis) in consolidation, the elimination of the Company's cash that is maintained in an account at The PrivateBank (Chicago), the reclassification of the unearned discount of loans and the reclassification related to deferred taxes.

NOTE 3--EARNINGS PER SHARE

            The following table shows the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                               Weighted
                                                                Average      Per
                                                  Income        Shares      Share
                                                (Numerator)  (Denominator)  Amount
                                                -----------  -------------  ------
Year Ended December 31, 2000
Basic Earnings Per Share--
        Income available to common stockholders    $4,425       4,611       $ 0 .96
                                                                            =======
Effect of Dilutive Stock Options ..............        --         183
                                                   ------      ------
Diluted Earnings Per Share--
        Income available to common stockholders    $4,425       4,794       $ 0 .92
                                                   ======      ======       =======
Year Ended December 31, 1999
Basic Earnings Per Share--
        Income available to common stockholders    $2,915       3,988       $ 0 .73
                                                                            =======
Effect of Dilutive Stock Options ..............        --         242
                                                   ------      ------
Diluted Earnings Per Share--
        Income available to common stockholders    $2,915       4,230       $ 0 .69
                                                   ======      ======       =======
Year Ended December 31, 1998
Basic Earnings Per Share--
        Income available to common stockholders    $3,010       3,313       $ 0 .91
                                                                            =======
    Effect of Dilutive Stock Options ..........        --         202
                                                   ------      ------
Diluted Earnings Per Share--
        Income available to common stockholders    $3,010       3,515       $ 0 .86
                                                   ======      ======       =======

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

            The 2000 diluted earnings per share calculation excludes 187,950 option shares which were granted in 2000, 1999 and 1998, as the options are anti-dilutive at December 31, 2000. The exercise prices for stock option grants range from $13.56 to $14.50 in 2000, $18.00 in 1999 and $17.19 in 1998.

NOTE 4--SECURITIES

            The par value and amortized cost of securities as of December 31, 2000 and December 31, 1999 were as follows (in thousands):

                                                       Investment Securities--Available for Sale
                                                                   December 31, 2000
                                                  -----------------------------------------------------
                                                                 Gross           Gross
                                                               Unamortized     Unaccreted     Amortized
                                                  Par Value      Premium        Discount         Cost
                                                  ---------    -----------     ----------     ---------
U. S. Government Agency Obligations .........     $   4,444     $       3      $    (121)     $   4,326
U. S. Government Agency Mortgage Backed
    Securities and Collateralized Mortgage
    Obligations .............................        81,732         2,391           (265)        83,858
Corporate Collateralized Mortgage Obligations        10,000           189             --         10,189
Tax Exempt Municipal Securities .............        40,560           361         (3,543)        37,378
Taxable Municipal Securities ................         1,075             8             --          1,083
Federal Home Loan Bank Stock ................        35,175            --             --         35,175
Other .......................................           365            --             --            365
                                                  ---------     ---------      ---------      ---------
                                                  $ 173,351     $   2,952      $  (3,929)     $ 172,374
                                                  =========     =========      =========      =========

                                                       Investment Securities--Available for Sale
                                                                   December 31, 1999
                                                  -----------------------------------------------------
                                                                 Gross           Gross
                                                               Unamortized     Unaccreted     Amortized
                                                  Par Value      Premium        Discount         Cost
                                                  ---------    -----------     ----------     ---------
U. S. Government Agency Obligations .........     $      --     $      --      $      --      $      --
U. S. Government Agency Mortgage Backed
    Securities and Collateralized Mortgage
    Obligations .............................        26,224           555            (84)        26,695
Corporate Collateralized Mortgage Obligations        10,000           196             --         10,196
Tax Exempt Municipal Securities .............        40,701           134         (3,719)        37,116
Taxable Municipal Securities ................            --            --             --             --
Federal Home Loan Bank Stock ................         1,400            --             --          1,400
Other .......................................           337            --             --            337
                                                  ---------     ---------      ---------      ---------
                                                  $  78,662     $     885      $  (3,803)     $  75,744
                                                  =========     =========      =========      =========

            The amortized cost and the estimated fair value of securities as of December 31, 2000 and December 31, 1999, were as follows (in thousands):

                                                        Investment Securities--Available for Sale
                                                                   December 31, 2000
                                                  -----------------------------------------------------
                                                                  Gross          Gross        Estimated
                                                  Amortized     Unrealized     Unrealized        Fair
                                                    Cost          Gains          Losses          Value
                                                  ---------     ---------      ----------     ---------
U. S. Government Agency Obligations .........     $   4,326     $      73      $      --      $   4,399
U. S. Government Agency Mortgage Backed
    Securities and Collateralized Mortgage
    Obligations .............................        83,858           680           (191)        84,347
Corporate Collateralized Mortgage Obligations        10,189            --            (66)        10,123
Tax Exempt Municipal Securities .............        37,378           187           (921)        36,644
Taxable Municipal Securities ................         1,083            58             --          1,141
Federal Home Loan Bank Stock ................        35,175            --             --         35,175
Other .......................................           365            --             --            365
                                                  ---------     ---------      ---------      ---------
                                                  $ 172,374     $     998      $  (1,178)     $ 172,194
                                                  =========     =========      =========      =========

                                                        Investment Securities--Available for Sale
                                                                   December 31, 1999
                                                  -----------------------------------------------------
                                                                  Gross          Gross        Estimated
                                                  Amortized     Unrealized     Unrealized        Fair
                                                    Cost          Gains          Losses          Value
                                                  ---------     ---------      ----------     ---------
U. S. Government Agency Obligations .........     $      --     $      --      $      --      $      --
U. S. Government Agency Mortgage Backed
    Securities and Collateralized Mortgage
    Obligations .............................        26,695            --           (708)        25,987
Corporate Collateralized Mortgage Obligations        10,196            --           (400)         9,796
Tax Exempt Municipal Securities .............        37,116             9         (3,511)        33,614
Taxable Municipal Securities ................            --            --             --             --
Federal Home Loan Bank Stock ................         1,400            --             --          1,400
Other .......................................           337            --             --            337
                                                  ---------     ---------      ---------      ---------
                                                  $  75,744     $       9      $  (4,619)     $  71,134
                                                  =========     =========      =========      =========

            The amortized cost and estimated fair value of securities at December 31, 2000, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because obligors may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                 Amortized      Estimated
                                                                   Cost        Fair Value
                                                                 ---------     ----------
               Due within one year.........................      $    792       $    798
               Due after one year through five years.......         4,999          5,101
               Due after five years through ten years......         6,354          6,311
               Due after ten years.........................       124,689        124,444
               Equity securities...........................        35,540         35,540
                                                                 --------       --------
                                                                 $172,374       $172,194
                                                                 ========       ========

            During 2000 and 1999, securities were sold for total proceeds of $38,159,353 and $8,827,770, respectively, resulting in net gains of approximately $92,000 and $57,000 respectively. No securities were sold in 1998.

            At December 31, 2000, securities carried at $135.6 million were pledged to secure public and trust deposits and for other purposes as required or permitted by law.

            In the opinion of management, there were no investments in securities at December 31, 2000, which constituted an unusual credit risk for the Company.

            Change in fair value of securities available for sale is presented on a net basis on the Consolidated Statement of Changes in Stockholders' Equity. The following table discloses the changes in other comprehensive income as of December 31, 2000 and 1999 on a gross basis (in thousands):

                                                                December 31, 2000
                                                       -------------------------------------
                                                                      Tax
                                                         Amount     (Benefit)      Amount
                                                       Before Tax    Expense     Net of Tax
                                                       ----------    -------     ----------
Unrealized gains on securities available for sale--
Unrealized holding gains ..........................     $ 4,174      $ 1,419      $ 2,755
Less: reclassification adjustment for gain
    included in net income ........................          92           31           61
                                                        -------      -------      -------
Net unrealized gains ..............................     $ 4,082      $ 1,388      $ 2,694
                                                        =======      =======      =======

                                                                December 31, 1999
                                                       -------------------------------------
                                                                      Tax
                                                         Amount     (Benefit)      Amount
                                                       Before Tax    Expense     Net of Tax
                                                       ----------    -------     ----------
Unrealized (losses) on securities available for
sale--
Unrealized holding (losses) .......................     $(4,713)     $(1,786)     $(2,927)
Less: reclassification adjustment for gain
    included in net income ........................          57           22           35
                                                        -------      -------      -------
Net unrealized (losses) ...........................     $(4,770)     $(1,808)     $(2,962)
                                                        =======      =======      =======

NOTE 5--LOANS

            Amounts outstanding by selected loan categories at December 31, 2000 and 1999, were as follows (in thousands):

                                                  2000             1999
                                                  ----             ----
               Real estate--
                   Residential..........        $ 85,347         $ 71,332
                   Commercial...........         206,464          146,368
                   Construction.........          61,143           29,018
               Commercial...............         137,343           67,026
               Personal.................         108,427           81,893
               Held for sale............             705            1,640
                                                --------         --------
                                                $599,429         $397,277
                                                ========         ========

            Loans held for sale are residential real estate loans intended to be sold in the secondary market. Under the banks' sales program, such loans are sold at face value. No lower-of-cost-or-market adjustments were required at December 31, 2000 or 1999.

            As of December 31, 2000, $24,000 of loans were designated as nonaccrual loans. The average balance of impaired loans and the related amount of interest income recognized while such loans were impaired amounted to $553,466 and $0 in 2000 and $260,585 and $0 in 1999. The gross interest income that would have been recorded if the non-accrual loans had been current in accordance with their original terms was $47,283 in 2000 and $20,847 in 1999.

NOTE 6--ALLOWANCE FOR LOAN LOSSES

            The changes in the allowance for loan losses for the three years ended December 31 were as follows (in thousands):

                                                         2000       1999       1998
                                                         ----       ----       ----
Beginning balance....................................   $4,510     $3,410    $3,050
Johnson Bank acquisition - loan loss reserve.........      864         --        --
Loans charged off....................................     (972)      (108)       (2)
Loans recovered......................................       16         --        --
Provision for loan losses............................    1,690      1,208       362
                                                        ------     ------    ------
Ending balance.......................................   $6,108     $4,510    $3,410
                                                        ======     ======    ======

NOTE 7--PREMISES AND EQUIPMENT

            Bank premises and equipment at December 31, 2000 and 1999, consisted of the following (in thousands):

                                                             2000         1999
                                                             ----         ----

     Furniture, fixtures and equipment..................     $4,588       $2,817
     Leasehold improvements.............................      3,223        1,874
                                                            -------      -------
                                                              7,811        4,691
     Accumulated depreciation and amortization..........     (3,673)      (2,663)
                                                            -------      -------
                                                             $4,138       $2,028
                                                            =======      =======

            Included in occupancy expense in the consolidated statements of income is depreciation and amortization expense of $1.0 million, $498,115 and $507,853 for 2000, 1999 and 1998, respectively.

            Each of the banks leases its main banking facility and branch facilities under noncancellable operating lease agreements. The minimum annual rental commitments under these leases, at December 31, 2000, are as follows:

          2001........................   $1,208,919
          2002........................    1,134,718
          2003........................    1,118,905
          2004........................    1,059,410
          2005........................    1,038,268
          2006 and thereafter.........    1,930,879
                                        -----------
                                         $7,491,099

            Total rent expense included in the consolidated statements of income was $1.7 million, $750,973, and $635,761 for 2000, 1999 and 1998, respectively.

NOTE 8--INCOME TAXES

            The components of total income tax provision in the consolidated statements of income for the years ended December 31, 2000, 1999 and 1998 are as follows (in thousands):

                                                             2000         1999         1998
                                                             ----         ----         ----
Income tax provision--
    Current--
        Federal........................................     $2,179       $1,886      $1,759
        State..........................................         --           --         371
                                                            ------       ------      ------
Deferred--                                                   2,179        1,886       2,130
        Federal........................................       (164)        (373)       (255)
        State..........................................        248         (256)        (36)
                                                            ------       ------      ------
                                                                84         (629)       (291)
                                                            ------       ------      ------
           Total.......................................     $2,263       $1,257      $1,839
                                                            ======       ======      ======

            The tax effect of fair value adjustments on securities available for sale is recorded directly to other comprehensive income in a separate component of stockholders' equity. The net tax provision (benefit) recorded directly to other comprehensive income amounted to $1.4 million, $(1.8 million) and $76,523 in 2000, 1999 and 1998, respectively.

            A summary reconciliation of the differences between the total income tax provision (benefit) and the amounts computed at the statutory federal tax rate of 34% for the years ended December 31, 2000, 1999 and 1998 as follows (in thousands):

                                                             2000         1999        1998
                                                             ----         ----        ----
Income tax provision at statutory federal income
    tax rate............................................    $2,274       $1,418      $1,649
Increase (decrease) in taxes resulting from:
    Tax exempt income...................................      (586)        (608)        (67)
    Other permanent items...............................       137           --          --
    State income taxes..................................        17         (170)        221
    Towne Square Financial Corp. acquisition............        --          442          --
    Other...............................................       421          175          36
                                                            ------       ------      ------
        Total...........................................    $2,263       $1,257      $1,839
                                                            ======       ======      ======

            A net deferred tax asset is included in other assets in the consolidated balance sheet as a result of temporary differences between the carrying amounts of assets and liabilities in the financial statements and their related tax bases. The components of the net deferred tax asset as of December 31, 2000 and 1999 are as follows (in thousands):

                                                                  2000            1999
                                                                  ----            ----
Gross deferred tax assets--
    Allowance for loan losses..................................  $1,698          $1,650
    Leasehold improvements.....................................     358             294
    Amortization of restricted stock...........................     256             199
    Unrealized loss on securities available for sale...........      61           1,786
    Other......................................................     184             118
                                                                 ------          ------
Gross deferred tax assets......................................   2,557           4,047
                                                                 ------          ------
Gross deferred tax liabilities.................................    (496)           (177)
                                                                 ------          ------
Net deferred tax asset.........................................  $2,061          $3,870
                                                                 ======          ======

NOTE 9--ACQUISITIONS

            On August 3, 1999, in a stock-for-stock transaction, the Company completed its acquisition of Towne Square Financial Corporation, a company then in the process of forming a de novo bank. At closing, the Company issued 91,668 shares of common stock and recorded a one-time $1.3 million charge that is non-deductible for tax purposes.

            On February 11, 2000, the Company completed its acquisition of Johnson Bank Illinois, a unit of Johnson International, Inc., Racine, Wisconsin. At closing, Johnson Bank Illinois had total assets of approximately $113 million and total deposits of approximately $77 million. The purchase price was $20 million, of which $15 million was paid in cash and the remainder was paid in the form of a LIBOR-based, floating rate subordinated note issued to Johnson International in the principal amount of $5 million. The interest rate on the subordinated note is set each quarter based on the 90-day LIBOR rate. The note is payable in full on or before February 11, 2007, and provides for certain rate escalations beginning after two years.

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

            At closing, Johnson Bank Illinois was merged into The PrivateBank (Chicago). The two acquired offices, located on Chicago's North Shore in Lake Forest and Winnetka, became additional offices of The PrivateBank (Chicago). The Johnson Bank Illinois transaction was accounted for as a purchase. All assets and liabilities were adjusted to fair value as of the effective date of the merger creating goodwill in the amount of $12.3 million, which was pushed-down to The PrivateBank (Chicago), and is being amortized on the straight line basis over 15 years. Premiums and discounts related to the Johnson Bank Illinois transaction were recorded on the balance sheet as fair value adjustments and amounted to $20,045 and $2,344,041, respectively.

            The following table summarizes the unaudited pro forma financial results for the years ended December 31, 2000 and 1999 as if Johnson Bank Illinois had been acquired on January 1, 1999.

                                                             December 31,       December 31,
                                                                 2000               1999
                                                             ------------       ------------
                                                       (in thousands, except per share amounts)
Net interest income after provision for loan losses......       $22,555           $17,415
Total non-interest income................................         3,505             3,256
Total non-interest expense...............................        19,197            17,260
Income taxes.............................................         2,462             1,078
Net income...............................................         4,400             2,333
Diluted earnings per share...............................           .92               .55

            The pro forma information is not necessarily indicative of the actual results of operations which would have occurred had the acquisition of Johnson Bank Illinois been consummated on January 1, 1999, nor is it indicative of future operating results.

NOTE 10--FUNDS BORROWED

            A summary of all funds borrowed and outstanding and the rate in effect on such borrowings at December 31, 2000 and 1999 is presented in the table below:

                                                                        December 31,
                                                                   --------------------
Amount                                      Rate     Maturity       2000         1999
------                                      ----     --------      -------      -------
                                                          (in thousands)
Borrowing under revolving line of
    credit facility......................   7.96%    02/11/02      $18,000      $    --
Subordinated note........................   7.26     02/11/07        5,000           --
FHLB floating rate advance(1)............   6.77     05/01/01       10,000           --
FHLB fixed advance.......................   6.50     10/23/05       25,000           --
FHLB fixed advance.......................   6.21     12/05/03       30,000           --
FHLB fixed advance.......................   6.49     11/13/01        2,000           --
FHLB fixed advance.......................   5.91     06/21/02          500           --
FHLB fixed advance.......................   5.89     12/20/02        1,000           --
FHLB fixed advance.......................   6.03     01/20/00           --       15,000
Fed funds purchased......................   6.75       daily         2,700           --
Demand repurchase agreements.............   5.00       daily         2,679           --
                                                                   -------      -------
    Total funds borrowed.................                          $96,879      $15,000
                                                                   =======      =======

----------------
(1) The rate on this FHLB floating rate advance is set at one-month LIBOR minus five basis points.

            On February 11, 2000, the Company entered into a two-year, $18.0 million revolving credit facility with a commercial bank. The interest rate on borrowings under this revolving line resets quarterly, and is based on, at our option, either the lender's prime rate or three-month LIBOR plus 120 basis points. At December 31, 2000, $18.0 million was outstanding under the revolving credit facility. The Company has elected to pay interest based on the three-month LIBOR rate plus 120 basis points. The initial rate of interest on the revolver was 7.20%, and most recently reset to 7.60% on January 2, 2001. The collateral for this borrowing consists of the common stock of The PrivateBank (Chicago) and The PrivateBank (St. Louis), which is held in custody by the lender.

            On February 11, 2000, the Company entered into a subordinated note issued to Johnson International, Inc. in the principal amount of $5.0 million. The interest on the subordinated note is set each quarter based on the three-month LIBOR rate. The note is payable in full on or before February 11, 2007, and provides for certain rate escalation beginning after February 11, 2002. The initial rate of interest on the subordinated note was 6.60% and most recently reset to 5.89% on February 12, 2001. The Company has the right to redeem the subordinated note at any time after giving at least 30 days, but not more than 60 days, advance notice.

NOTE 11--EMPLOYEE SAVINGS AND INCENTIVE PLANS

a.          Savings and Retirement Plan

            The Company maintains The PrivateBank and Trust Company Savings and Retirement Plan (the "Plan") pursuant to Section 401(k) of the Internal Revenue Code, whereby eligible employees may contribute a percentage of compensation, but not in excess of the maximum amount allowed under the Code. The banks can make discretionary contributions to the Plan as determined and approved by the bank's Board of Directors. Total discretionary contributions to the Plan amounted to $100,634, $67,200, and $61,462 in 2000, 1999 and 1998, respectively.

b.          Stock Options

            The Company has stock options outstanding under its Stock Incentive Plan, a director stock option program and certain compensation replacement options.

            As in effect as of December 31, 2000, the Stock Incentive Plan allows 912,007 shares to be issued under the Plan either pursuant to the exercise of stock options granted thereunder or as restricted stock awards. The option price may not be less than the fair market value on the date of grant. All options have a term of 10 years. Options other than those granted in 1998 are first exercisable beginning at least two years following the date of grant. Options granted in 1998 are first exercisable five years from the date of grant or up to two years earlier if certain conditions for total stockholder return are met.

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

            The following table summarizes the status of the Company's stock option agreements and stock option program as of December 31, 2000 and 1999, and changes during the years then ended:

                                                        2000                              1999
                                           ------------------------------    -----------------------------
                                                         Weighted Average                 Weighted Average
                                              Shares      Exercise Price       Shares      Exercise Price
                                              ------      --------------       ------      --------------
Outstanding at beginning of year...........   634,748         $10.54           542,208         $ 9.09
Granted....................................   131,000          12.68            99,600          18.00
Exercised..................................   (12,000)          9.22            (6,240)          7.35
Forfeited..................................   (26,390)         15.39              (820)         18.00
                                             --------         ------          --------         ------
Outstanding at end of year.................   727,358         $10.78           634,748         $10.54
                                             ========         ======          ========         ======
Options exercisable at year-end............   537,168                          462,568
                                             ========                         ========
Weighted average fair value of options         $12.68                           $18.00
    granted during the year................

            The range of exercise prices and weighted average remaining contractual life for stock options outstanding as of December 31, 2000, was $6.25-$18.00 and six years, respectively.

            The Company applies APB Opinion 25 in accounting for stock-based compensation. Accordingly, no compensation expense has been recognized for its stock option program. Had compensation expense for stock options been determined based on the fair value at the grant dates for awards under the stock option program consistent with the method of FASB Statement No. 123, the Company's net income and earnings per share would have been adjusted to the pro forma amounts indicated below:

                                           2000           1999            1998
                                           ----           ----            ----
                                                 (dollars in thousands)
Net income--
    As reported........................   $4,425         $2,915          $3,010
    Pro forma..........................    4,737          3,240           2,870
                                         =======        =======         =======
Basic earnings per share--
    As reported........................     $.96           $.73            $.91
    Pro forma..........................     1.03            .81             .87
Diluted earnings per share--
    As reported........................      .92            .69             .86
Pro forma..............................     $.99           $.77            $.82
                                         =======        =======         =======

            In determining the fair value of each option grant for purposes of the above pro forma disclosures, the Company used an option pricing model with the following assumptions for grants in 2000 and 1999, respectively: dividend yield of 1.10% and .70% for 2000 and 1999 respectively; risk-free interest rate of 5.9% and 6.5% for 2000 and 1999, respectively; and expected lives for both years of 10 years for the Stock Incentive Plan options, 10 years for the compensation replacement options and 10 years for the various director options.

c.          Restricted Stock

            In 2000 and 1999, the Company issued the following restricted share grants:

                Grant Date             Shares Granted           Price
                ----------             --------------           -----
          March, 1999............            20,400           $18.0000
          July, 1999.............             2,600            18.0000
          August, 1999...........             3,000            18.0000
          May, 2000..............            26,100            12.3750
          July, 2000.............             5,500            14.5000
          August, 2000...........             3,500            13.8750

            During 2000, 13,900 restricted shares were forfeited. These shares carry voting and dividend rights. Sale of the shares is restricted prior to vesting. Subject to continued employment, vesting occurs five years from the date of grant. Shares issued under the plan are recorded at their fair market value on the date of grant with a corresponding charge to deferred compensation. The deferred compensation, a component of stockholders' equity, is being amortized as compensation expense on a straight-line basis over the vesting period. Included in salaries and employee benefits in the consolidated statements of income is compensation expense for restricted shares of $227,000, $233,000, and $149,566 for 2000, 1999 and 1998, respectively.

NOTE 12--RELATED-PARTY TRANSACTIONS

            An analysis of loans made to directors and executive officers of the Company and the banks follows:


          Balance, December 31, 1999.........   $16,061,193
              Additions......................       873,991
              Collections....................    (5,020,544)
                                                -----------
          Balance, December 31, 2000.........   $11,914,640
                                                ===========

            Directors and executive officers of the Company and the banks were clients of and had transactions with the banks in the ordinary course of business during the period presented above and additional transactions may be expected in the future. In management's opinion, all outstanding loans, commitments and deposit relationships included in such transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others, and did not involve more than a normal risk of collectability or other unfavorable features.

            On July 6, 1999, the Company loaned $175,000 to a managing director of The PrivateBank (Chicago), for the purpose of purchasing common stock of the Company in the IPO. The shares purchased serve as collateral for such loan. The loan accrues no interest and is payable upon receipt of certain bonus payments, but not later than December 31, 2000. The loan was repaid in August, 2000.

            In May 1998, Ralph B. Mandell, our Chairman, President and Chief Executive Officer, purchased 72,720 shares of newly issued common stock at $13.75 per share from the Company. The purpose of the transaction was to enhance Mr. Mandell's interest in our long-term performance and further align his interests with those of our stockholders. As part of the transaction, we loaned Mr. Mandell approximately 95% of the purchase price on a full recourse basis. The loan matures in five years but becomes payable prior to the fifth year in the event Mr. Mandell sells any of the 72,720 shares or Mr. Mandell's employment is terminated. Interest accrues at 5.69% per annum, compounded annually (the applicable Federal rate), on the principal amount of the loan; however, provided Mr. Mandell does not sell any of the shares purchased and remains in our employ, 25% of the accumulated interest on the loan will be forgiven on the loan's second anniversary, 50% of the accumulated interest on the loan will be forgiven on its third anniversary, 75% of the accumulated interest on the loan will be forgiven on its fourth anniversary, and 100% of the accumulated interest on the loan will be forgiven on the loan's fifth anniversary.

Mr. Mandell pledged all of the shares of common stock purchased in the transaction as collateral for the loan he received from us, but he is entitled to vote, and receive dividends on, the shares. The loan is reflected in the consolidated financial statements as a reduction in stockholders' equity.

            The Company is the general partner in a partnership for investment purposes. Through a contractual arrangement, The PrivateBank (Chicago)'s trust department maintains the partnership's records and earns an administrative fee from the partnership.

            During 1998, The PrivateBank (Chicago) began offering insurance products to its clients through a strategic alliance with a Chicago-based financial services firm which is a stockholder of the Company. In addition, this financial services firm serves as an insurance agency in coordinating certain insurance coverage for the Company and The PrivateBank (Chicago) during 2000 and 1999. During 2000 and 1999, The PrivateBank (Chicago) earned commission revenue of $27,030 and $33,125, respectively, for referred business and paid $41,076 and $533,544 in 2000 and 1999, respectively, for fees to this financial services firm for insurance and related services related to a three-year insurance contract.

            During 2000, 1999 and 1998, The PrivateBank (Chicago) acquired selected furniture with a total cost of $61,733, $28,402 and $2,655, respectively, through related parties.

            During 2000, 1999 and 1998, The PrivateBank (Chicago) incurred professional fees for services provided by the law firm Spitzer, Addis, Susman & Krull in the amount of approximately $186,000, $205,000 and $94,000, respectively. Michael B. Susman, who is one of our directors, is a partner of that firm.

            In connection with Company's acquisition of Towne Square Financial Corporation, William J. Podl, who subsequently became a director of the Company, received 15,278 shares of common stock of the Company as consideration for his 16.667% ownership interest of Towne Square Financial Corporation. Mr. Podl is currently a 16.667% owner of Towne Square Realty, LLC, from which The PrivateBank (Chicago) leases approximately 6,700 square feet in a building located in St. Charles, IL. This lease became effective August 1, 1999. In 2000 and 1999, we paid rent in the amount of $107,245 and $44,500, respectively, to Towne Square Realty, LLC under such lease.

NOTE 13--CREDIT-RELATED INSTRUMENTS

            The Company has, through its subsidiaries, entered into credit-related instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its clients. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated financial statements. Credit risk represents the loss that would be recognized at the reporting date if counterparties failed to completely perform as contracted.

            Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments, assuming that the amounts are fully advanced and that collateral or other security is of no value. The banks use the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. At December 31, 2000 and 1999, the banks had the following categories of credit-related financial instruments (at contract amount):

                                                     2000         1999
                                                     ----         ----
                                                       (in thousands)
               Commitments to extend credit......  $235,184     $111,929
               Standby letters of credit.........    27,375       10,452

            Commitments to extend credit are agreements to lend to a client as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The banks evaluate each client's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary, upon extension of credit is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties.

            Standby letters of credit are conditional commitments issued by the banks to guarantee the performance of a client to a third party. Those guarantees are primarily issued to support commercial business activities of bank clients. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to clients. The bank holds collateral supporting those commitments for which collateral is deemed necessary.

NOTE 14--CONCENTRATIONS OF CREDIT RISK

            Loan concentrations are defined as amounts loaned to a multiple number of borrowers engaged in similar activities, which would cause them to be similarly impacted by economic or other conditions. The banks grant loans to clients located primarily in the metropolitan Chicago and St. Louis areas. There are no other significant concentrations of loans and commitments to make loans other than the categories of loans disclosed in Note 5.

NOTE 15--ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

            The following presents the carrying value and estimated fair value of the various classes of financial instruments, all nontrading, held by the Company and its subsidiaries at December 31, 2000 and 1999. This information is presented solely for compliance with SFAS No. 107 "Disclosures about Fair Value of Financial Instruments," and is subject to change over time based on a variety of factors. Because no active market exists for a significant portion of the financial instruments presented below and the inherent imprecision involved in the estimation process, management does not believe the information presented reflects the amounts that would be received if the Company's assets and liabilities were sold nor does it represent the fair value of the Company as an entity.

            Where possible, the Company has utilized quoted market prices to estimate fair value. Since quoted market prices were not available for a significant portion of the financial instruments, the fair values were approximated using discounted cash flow techniques. Fair value estimates are made at a specific point in time, based on judgments regarding future expected loss experience, current economic conditions, risk conditions, risk characteristics of various financial instruments and other factors. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

                                            December 31, 2000        December 31, 1999
                                         -----------------------  ------------------------
                                         Carrying     Estimated    Carrying     Estimated
                                          Value       Fair Value    Value       Fair Value
                                         --------     ----------   --------     ----------
                                                          (in thousands)
Assets--
    Cash and cash equivalents ......     $ 40,513     $ 40,513     $ 44,183     $ 44,183
    Securities .....................      172,194      172,194       71,134       71,134
     Net loans .....................      593,321      612,339      392,767      393,423
    Accrued interest receivable ....        5,524        5,524        2,870        2,870
Liabilities--
    Deposits with no stated maturity      413,197      413,197      274,239      274,239
    Time deposits ..................      257,049      257,007      178,853      178,839
    Total deposits .................      670,246      670,246      453,092      453,078
    Accrued interest payable .......        3,552        3,552        1,056        1,056
    Funds borrowed .................       96,879       98,425       15,000       15,000

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

e.          Funds Borrowed

            Rates currently available to the Company and the banks for debt with similar terms and remaining maturities are used to estimate fair value of existing debt.

f.          Off-Balance Sheet Financial Instruments

            The fair value of off-balance sheet financial instruments, including commitments to extend credit, standby letters of credit and financial guarantees, is insignificant and, therefore, not presented.

NOTE 16--REGULATORY REQUIREMENTS

            The banks are subject to federal and state laws, which restrict the payment of dividends to the Company. Based on these restrictions, at January 1, 2001, The PrivateBank (Chicago) could have declared approximately $15,435,499 in dividends without requesting approval of the applicable federal or state regulatory agency. As of January 1, 2001, The PrivateBank (St. Louis) could not have declared any dividends due to a net loss since inception.

            The PrivateBank (Chicago) is required to maintain noninterest-bearing cash balances with the Federal Reserve based on the types and amounts of deposits held. During 2000 and 1999, the average balances maintained to meet the requirement were $1,961,263 and $1,664,741, respectively.

            The Company and the banks are subject to various regulatory capital requirements as established by the applicable federal or state banking regulatory authorities. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the banks must meet specific capital guidelines that involve quantitative measures of the banks' assets, liabilities and certain off-balance sheet items. The quantitative measures for capital adequacy require the Company and the banks to maintain minimum amounts and ratios of total and Tier 1 capital to risk weighted assets and of Tier 1 capital to average assets (leverage). The Company's and the banks' capital components, classification, risk weightings and other factors are also subject to qualitative judgments by regulators. Failure to meet minimum capital requirements can initiate certain actions by regulators that, if undertaken, could have a material effect on the Company's financial statements. Prompt corrective action provisions are not applicable to bank holding companies. Management believes that as of December 31, 2000, the Company and the banks meet all minimum capital adequacy requirements to which they are subject.

            The most recent notification from the Federal Deposit Insurance Corporation categorized The PrivateBank (Chicago) as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain ratios as set forth in the following table. Management believes that no events or changes in conditions have occurred subsequent to such notification to change the bank's category.

            The following table presents selected capital information for the Company (Consolidated) and The PrivateBank (Chicago) as of December 31, 2000 and 1999 and The PrivateBank (St. Louis) as of December 31, 2000 (dollars in thousands):

                                                                                                     To Be Well
                                                                                                  Capitalized Under
                                                                              For Capital         Prompt Corrective
                                                         Actual            Adequacy Purposes      Action Provisions
                                                   -----------------       -----------------      -----------------
                                                   Amount      Ratio       Amount      Ratio      Amount      Ratio
                                                   ------      -----       ------      -----      ------      -----
As of December 31, 2000--
    Total risk-based capital--
        Consolidated...........................   $53,845       8.15%     $52,847       8.00%
        The PrivateBank (Chicago)..............    63,680      10.06       50,657       8.00     $63,321      10.00%
        The PrivateBank (St. Louis)............     7,383      28.05        2,105       8.00       2,632      10.00
    Tier 1 risk-based capital--
        Consolidated...........................    42,737       6.47       26,423       4.00
        The PrivateBank (Chicago)..............    57,849       9.14       25,329       4.00      37,993       6.00
        The PrivateBank (St. Louis)............     7,106      27.00        1,053       4.00       1,579       6.00
    Tier 1 (leverage) capital--
        Consolidated...........................    42,737       5.54       33,306       4.00
        The PrivateBank (Chicago)..............    57,849       7.71       32,124       4.00      40,156       5.00
        The PrivateBank (St. Louis)............     7,106      35.16        1,140       4.00       1,425       5.00
As of December 31, 1999--
    Total risk-based capital--
        Consolidated...........................   $56,286      13.96%     $32,260       8.00%
        The PrivateBank (Chicago)..............    45,578      11.32       32,208       8.00     $40,260      10.00%
        The PrivateBank (St. Louis)............       N/A        N/A          N/A        N/A         N/A        N/A
    Tier 1 risk-based capital--
        Consolidated...........................    51,776      12.84       16,130       4.00
        The PrivateBank (Chicago)..............    41,068      10.20       16,104       4.00      24,156       6.00
        The PrivateBank (St. Louis)............       N/A        N/A          N/A        N/A         N/A        N/A
    Tier 1 (leverage) capital--
        Consolidated...........................    51,776      10.77       19,228       4.00
        The PrivateBank (Chicago)..............    41,068       8.55       19,205       4.00      25,006       5.00
        The PrivateBank (St. Louis)............       N/A        N/A          N/A        N/A         N/A        N/A

NOTE 17--CONTINGENT LIABILITIES

            Because of the nature of its activities, the Company is from time to time involved in legal actions that arise in the normal course of business. In the judgment of management, after consultation with legal counsel, none of the litigation to which the Company or its subsidiaries is a party will have a material effect, either individually or in the aggregate, on the consolidated financial position or results of operations.

NOTE 18--PRIVATEBANCORP, INC. (PARENT COMPANY ONLY) CONDENSED FINANCIAL
STATEMENTS

                            CONDENSED BALANCE SHEETS
                        As of December 31, 2000 and 1999

                                                                 2000    1999
                                                                 ----    ----
                                                                (in thousands)
               Assets
               Cash and due from banks--bank subsidiaries ...  $   371  $ 8,213
               Investment in bank subsidiaries ..............   76,466   38,256
               Other assets .................................    1,053      646
                                                               -------  -------
                   Total assets .............................  $77,890  $47,115
                                                               =======  =======
               Liabilities and Stockholders' Equity
               Funds borrowed ...............................  $23,000  $    --
               Other liabilities ............................      641       35
               Total liabilities ............................   23,641       35
                                                               -------  -------
               Stockholders' equity .........................   54,249   47,080
                                                               -------  -------
                   Total liabilities and stockholders' equity  $77,890  $47,115
                                                               =======  =======

                         CONDENSED STATEMENTS OF INCOME
              For the Years Ended December 31, 2000, 1999 and 1998


                                                                  2000      1999      1998
                                                                  ----      ----      ----
                                                                      (in thousands)
Operating income:
    Interest income ..........................................  $     5   $    --   $    32
    Interest expense .........................................    1,230        --        --
                                                                -------   -------   -------
        Net interest income ..................................   (1,225)       --        32
                                                                -------   -------   -------
Non interest income:
    Other income .............................................        6        --        --
                                                                -------   -------   -------
Operating expense:
    Amortization of deferred compensation ....................      227       233       150
    Towne Square Financial Corporation acquisition ...........       --     1,300        --
        Other ................................................    1,359     1,014       226
                                                                -------   -------   -------
        Total ................................................    1,586     2,547       376
                                                                -------   -------   -------
        (Loss) before income taxes and equity in undistributed
           net income of bank subsidiaries ...................   (2,805)   (2,547)     (344)
    Income tax (benefit) .....................................     (913)     (457)     (134)
                                                                -------   -------   -------
        (Loss) before equity in undistributed net income of
           bank subsidiaries .................................   (1,892)   (2,090)     (210)
                                                                -------   -------   -------
    Equity in undistributed net income of bank subsidiaries ..    6,317     5,005     3,220
                                                                -------   -------   -------
        Net income ...........................................  $ 4,425   $ 2,915   $ 3,010
                                                                =======   =======   =======

            The Parent Company Only Statements of Changes in Stockholders' Equity are the same as the Consolidated Statements of Changes in Stockholders' Equity.

                       CONDENSED STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 2000, 1999 and 1998

                                                                   2000       1999       1998
                                                                   ----       ----       ----
                                                                         (in thousands)
Cash flows from operating activities:
    Net income ................................................  $  4,425   $  2,915   $  3,010
                                                                 --------   --------   --------
    Adjustments to reconcile net income to net cash provided by operating activities--
        Equity in net income of bank subsidiaries .............    (6,317)    (5,005)    (3,220)
        Amortization of deferred compensation .................       227        233        150
        Increase in other assets ..............................      (407)      (236)      (135)
        Decrease (increase) in other liabilities ..............       607       (158)        --
                                                                 --------   --------   --------
           Total adjustments ..................................    (5,890)    (5,166)    (3,205)
                                                                 --------   --------   --------
           Net cash (used in) operating activities ............    (1,465)    (2,251)      (195)
                                                                 --------   --------   --------
Cash flows from investing activities:
    Net (increase) in capital investments in bank subsidiaries    (29,200)    (8,000)    (2,000)
    Purchase of Towne Square Financial Corporation ............        --      1,300         --
                                                                 --------   --------   --------
    Net cash (used in) investing activities ...................   (29,200)    (6,700)    (2,000)
                                                                 --------   --------   --------
Cash flows from financing activities:
    Funds borrowed ............................................    23,000         --         --
    Issuance of common stock ..................................       110     16,898      1,361
    Repayment of loan to executive officer ....................       175         --         --
    Dividends paid ............................................      (462)      (403)      (263)
                                                                 --------   --------   --------
        Net cash provided by financing activities .............    22,823     16,495      1,098
                                                                 --------   --------   --------
Net increase (decrease) in cash and cash equivalents ..........    (7,842)     7,544     (1,097)
Cash and cash equivalents at beginning of year ................     8,213        669      1,766
                                                                 --------   --------   --------
Cash and cash equivalents at end of year ......................  $    371   $  8,213   $    669
                                                                 ========   ========   ========
Other cash flow disclosures:
    Income taxes paid .........................................  $  1,917   $  2,623   $  1,827
                                                                 ========   ========   ========
Non-cash transactions:
    Loans to executive officers for purchase of common stock ..  $     --   $    175   $    950
    Issuance of stock to purchase Towne Square Financial ......  $     --   $  1,300   $     --
        Corporation

NOTE 19--CAPITAL TRANSACTIONS

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

NOTE 20--SUBSEQUENT EVENTS

            Effective February 8, 2001, PrivateBancorp Capital Trust I, a newly created Delaware business trust subsidiary of the Company, issued 2,000,000 shares (including the underwriters' over-allotment) of 9.50% of trust preferred securities, which represent preferred undivided interests in the assets of the trust. The sole assets of the trust are 9.50% subordinated debentures issued by the Company with a mandatory redemption on December 31, 2030. At the option of the Company, the debentures may be redeemed prior to maturity on or after December 31, 2005. The trust received net proceeds of approximately $18.9 million after deducting underwriting commissions and offering expenses and including the underwriters' over-allotment shares. The preferred securities will be treated as Tier I capital as allowed by the Federal Reserve.

                      PRIVATEBANCORP, INC. AND SUBSIDIARIES
                           SUPPLEMENTAL FINANCIAL DATA
                  Selected Quarterly Financial Data (unaudited)

            The following are the consolidated results of operations on a quarterly basis:

                                                      2000                                               1999
                                -----------------------------------------------   -------------------------------------------------
                                  Fourth      Third       Second       First        Fourth        Third        Second       First
                                ----------  ----------  ----------   ----------   ----------    ----------   ----------  ----------
                                                            (dollars in thousands except ratios and per share data)
Summary Income Statement
Interest Income
Loans, including fees ........  $   13,451  $   13,540  $   12,167   $    9,475   $    7,737    $    7,006   $    6,218  $    5,636
Federal funds sold and
    interest  bearing deposits         236         357          78          387          115           134           33          48
Securities ...................       2,714       1,813       1,543        1,385        1,088         1,189        1,294       1,570
                                ----------  ----------  ----------   ----------   ----------    ----------   ----------  ----------
Total interest income ........      16,401      15,710      13,788       11,247        8,940         8,329        7,545       7,254
Interest expense .............       9,821       9,378       7,781        6,351        4,653         4,166        3,948       3,838
                                ----------  ----------  ----------   ----------   ----------    ----------   ----------  ----------
Net interest income ..........       6,580       6,332       6,007        4,896        4,287         4,163        3,597       3,416
Provision for loan loss ......         334         383         662          311          437           273          213         285
                                ----------  ----------  ----------   ----------   ----------    ----------   ----------  ----------
Net interest income after
    provision for loan loss ..       6,246       5,949       5,345        4,585        3,850         3,890        3,384       3,131
                                ----------  ----------  ----------   ----------   ----------    ----------   ----------  ----------
Non-Interest income
Banking, trust services and
    other income .............         951         745         751          630          535           504          512         396
Securities (losses) gains ....          --          --          --           92           (1)            8            4          46
                                ----------  ----------  ----------   ----------   ----------    ----------   ----------  ----------
Total non-interest income ....         951         745         751          722          534           512          516         442
                                ----------  ----------  ----------   ----------   ----------    ----------   ----------  ----------
Non-Interest expense
Salaries and employee
    benefits .................       2,268       2,211       1,818        1,877        1,753         1,309        1,088       1,115
Severance ....................          --         562          --           --           --            --           --          --
Towne Square acquisition .....          --          --          --           --           --         1,300           --          --
Goodwill .....................         206         206         206          113           --            --           --          --
Occupancy expense ............         807         803         764          613          437           401          373         352
Other non-interest expense ...       1,609       1,445       1,664        1,434        1,026         1,227          918         788
                                ----------  ----------  ----------   ----------   ----------    ----------   ----------  ----------
Total non-interest expense ...       4,890       5,227       4,452        4,037        3,216         4,237        2,379       2,255
                                ----------  ----------  ----------   ----------   ----------    ----------   ----------  ----------
Income before income taxes ...       2,307       1,467       1,644        1,270        1,168           165        1,521       1,318
Provision for income taxes ...         797         499         546          421          191           366          409         291
                                ----------  ----------  ----------   ----------   ----------    ----------   ----------  ----------
Net income (loss) ............  $    1,510  $      968  $    1,098   $      849   $      977    $     (201)  $    1,112  $    1,027
                                ==========  ==========  ==========   ==========   ==========    ==========   ==========  ==========
Key Statistics
Earnings before one-time
    charges per diluted share   $     0.32  $     0.28  $     0.23   $     0.18   $     0.25    $     0.25   $     0.30  $     0.28
One-time charges (per
    diluted share) ...........          --        0.08          --           --        (0.05)        (0.29)          --          --
Diluted earnings per share ...        0.33        0.21        0.24         0.18         0.20         (0.05)        0.30        0.28
Basic earnings per share .....        0.32        0.20        0.23         0.18         0.21         (0.05)        0.32        0.30
Return on average total
    assets (before one-time
    charges) .................        0.77%       0.71%       0.65%        0.57%        0.89%         1.04%        1.02%       0.97%
Return on average total
    equity  before one-time
    charges) .................       11.35%      10.55%       9.04%        7.20%       10.06%        10.17%       14.82%      13.84%
Net interest margin ..........         3.6%       3.59%       3.81%        3.59%        3.85%         3.87%        3.61%       3.57%
Yield on average earning
    assets ...................        8.82%       8.77%       8.61%        8.06%        7.83%         7.63%        7.39%       7.40%
Cost of average paying
    liabilities ..............        5.82%       5.77%       5.39%        5.09%        4.72%         4.46%        4.31%       4.38%
Efficiency Ratio excluding
    one-time charges (tea) ...        63.0%       63.9%       63.8%        69.2%        57.5%         57.5%        57.2%       54.9%
Common Stock Information
Book value per share .........  $    11.73  $    11.04  $    10.73   $    10.57   $    10.26    $    10.11   $     8.68  $     8.71
Dividends paid per share .....       0.025       0.025       0.025        0.025        0.025         0.025        0.025       0.025
Outstanding shares at end of
    period ...................   4,623,532   4,623,532   4,615,832    4,590,332    4,590,332     4,584,092    3,451,824   3,451,824

                      PRIVATEBANCORP, INC. AND SUBSIDIARIES
                           SUPPLEMENTAL FINANCIAL DATA
            Selected Quarterly Financial Data (unaudited)(continued)

                                                          2000                                            1999
                                      ----------------------------------------------  ----------------------------------------------
                                        Fourth      Third       Second      First       Fourth      Third       Second      First
                                      ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
                                                          (dollars in thousands except ratios and per share data)
Number of shares used to compute:
Basic earnings per share ............ $4,623,532  $4,627,873  $4,600,740  $4,590,332  $4,585,109  $4,460,280  $3,451,824  $3,436,524
Diluted earnings per share ..........  4,749,636   4,823,982   4,752,269   4,777,351   4,794,770   4,717,660   3,705,116   3,683,388
Capital Ratios
Total equity to total assets ........       6.53%       6.69%       6.85%       7.38%       9.08%      10.30%       6.83%      6.97%
Total risk-based capital ratio ......       8.15%       8.51%       8.73%       9.56%      13.96%      15.22%      10.77%     11.21%
Tier-1 risk based capital ratio .....       6.47%       6.72%       6.84%       7.56%      12.84%      14.09%       9.63%     10.05%
Leverage ratio ......................       5.54%       5.54%       5.94%       6.76%      10.77%      11.19%       7.63%      7.53%
Selected Financial Condition
Data (at end of period)
Total securities .................... $  172,194  $  132,814  $   96,969  $   89,924  $   71,134  $   77,269  $   89,026  $  105,136
Total loans .........................    599,429     584,919     583,522     521,188     397,277     352,236     335,306     307,766
Total assets ........................    829,509     763,815     723,023     656,981     518,697     449,838     438,169     431,055
Total deposits ......................    670,246     633,007     598,881     578,557     453,092     386,157     375,032     384,454
Funds borrowed ......................     96,879      71,258      68,544      23,328      15,000      15,000      31,000      10,000
Total stockholders' equity ..........     54,249      51,066      49,545      48,498      47,080      46,351      29,966      30,054
Credit Quality
Ending allowance for loan losses .... $    6,108  $    5,991  $    5,951  $    5,670  $    4,510  $    4,079  $    3,903  $    3,695
Non-performing assets:
Loans delinquent over 90 days .......      1,421         242         340         355         223         135         710         361
Nonaccrual loans ....................         24         324         635       1,222         600         569          94          --
Other real estate ...................         --          --          --          --          --          --          --          --
                                      ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
Total non-performing assets ......... $    1,445  $      566  $      975  $    1,577  $      823  $      704  $      804  $      361
                                      ==========  ==========  ==========  ==========  ==========  ==========  ==========  ==========
Loans charged-off ...................        225         346         381          20           6          97           5          --
Recoveries ..........................          8           2          --           5          --          --          --          --
                                      ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
Net charge-offs ..................... $      217  $      344  $      381  $       15  $        6  $       97  $        5  $       --
                                      ==========  ==========  ==========  ==========  ==========  ==========  ==========  ==========
Provision for loan losses ........... $      334  $      383  $      662  $      311  $      437  $      273  $      213  $      285
                                      ==========  ==========  ==========  ==========  ==========  ==========  ==========  ==========
Key Ratios:
Net charge-offs to average loans ....       0.15%       0.23%       0.28%      0.013%      0.002%       0.11%      0.002%         --
Total non-performing loans to total
    loans ...........................       0.24%       0.10%       0.17%        0.3%       0.21%       0.20%       0.24%      0.12%
Total non-performing assets to  total
    assets ..........................       0.17%       0.07%       0.13%       0.24%       0.16%       0.16%       0.18%      0.08%
Loan Loss Reserve Summary
Balance at beginning of period ...... $    5,991  $    5,951  $    5,670  $    4,510  $    4,079  $    3,903  $    3,695  $    3,410
Johnson Bank acquisition ............         --          --          --         864          --          --          --          --
Provision ...........................        334         383         662         311         437         273         213         285
Net charge-offs .....................        217         343         381          15           6          97           5          --
                                      ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
Ending allowance .................... $    6,108  $    5,991  $    5,951  $    5,670  $    4,510  $    4,079  $    3,903  $    3,695
                                      ==========  ==========  ==========  ==========  ==========  ==========  ==========  ==========
Net loan charge-offs:
Commercial real estate .............. $       --  $       --  $       --  $       --  $       --  $       --  $       --  $       --
Residential real estate .............         --          --          --          --          --          --          --          --
Commercial ..........................         --         343         361           8          --          --          --          --
Personal ............................        217          --          20           7           6          97           5          --
Home equity .........................         --          --          --          --          --          --          --          --
Construction ........................         --          --          --          --          --          --          --          --
                                      ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
Total net loan charge-offs .......... $      217  $      343  $      381  $       15  $        6  $       97  $        5  $       --
                                      ==========  ==========  ==========  ==========  ==========  ==========  ==========  ==========


                                 EXHIBIT INDEX

Exhibit No.                              Description of Exhibits
-----------                              -----------------------
    3.1       Amended and Restated Certificate of Incorporation of
              PrivateBancorp, Inc.(1)
    3.2       [Intentionally left blank]
    3.3       Amended and Restated By-laws of PrivateBancorp, Inc.+
    4.1       Subordinated Note of PrivateBancorp Inc., dated February 11, 2000, principal amount of $5 million due February 11, 2007, issued to
              Johnson International, Inc.(3)
    4.2       Certain instruments defining the rights of the holders of long-term debt of the Company and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis, have not been filed as Exhibits. The Company hereby agrees to furnish a copy of any of these agreements to the SEC upon request.
   10.1       Lease Agreement for banking facility located at Ten North Dearborn,
              Chicago, Illinois dated January 1, 1992, as amended, by and between
              General American Life Insurance Company as successor-in-interest to
              LaSalle National Trust, N.A., as successor trustee to LaSalle
              National Bank, not personally but as Trustee under Trust Agreement dated November 6, 1985 and known as Trust No. 110519 and The
              PrivateBank and Trust Company.(1)
   10.2       Lease Agreement for banking facility located at 1603 West Sixteenth
              Street, Oak Brook, Illinois dated October , 1996 by and between
              Columbia Lisle Limited Partnership and The PrivateBank and Trust
              Company.(1)
   10.3       Lease Agreement for banking facility located at 517 Green Bay Road,
              Wilmette, Illinois dated as of May 2, 1994 by and between Gunnar H.
              Hedlund, Doris S. Hedlund, Robert P. Hedlund and Gerald A. Hedlund,
              LaSalle National Trust, N.A., as successor trustee to LaSalle
              National Bank, not personally but solely as Trustee under Trust
              Agreement dated December 28, 1972 and known as Trust No. 45197 and
              The PrivateBank and Trust Company.(1)
   10.4       Building Lease by and between Towne Square Realty, L.L.C. and The
              PrivateBank and Trust Company dated August 6, 1999.(3)
   10.5       Sublease Agreement for banking facility located at 1401 South
              Brentwood Blvd., St. Louis, Missouri, dated as of December 13,
              1999, by and between Union Planters Bank, National Association, St.
              Louis Brentwood Associates, L.P. and PrivateBancorp, Inc.(4)
   10.6       Stock Purchase Agreement dated as of May 28, 1998 by and among
              PrivateBancorp, Inc., Delaware Charter Guarantee and Trust Co.,
              Trustee FBO Ralph B. Mandell, IRA and The Ralph B. Mandell
              Revocable Trust UTA dated June 5, 1997.(1)
   10.7       Pledge Agreement dated as of May 28, 1998 by and between the Ralph
              B. Mandell Revocable Trust UTA dated June 5, 1997 and
              PrivateBancorp, Inc. (included as Exhibit B to Stock Purchase
              Agreement filed as Exhibit 10.6).(1)
   10.8       PrivateBancorp, Inc. Amended and Restated Stock Incentive Plan
              (filed as Appendix A to the Company's Proxy Statement for its 2000
              Annual Meeting of Stockholders and incorporated herein by
              reference).*
   10.9       Employment Agreement by and between Ralph B. Mandell and
               PrivateBancorp, Inc. dated July 1, 1999.(1)*
   10.10      Employment Agreement by and between Donald A. Roubitchek and
              PrivateBancorp, Inc. dated July 1, 1999.(1)*
   10.11      Outsourcing Agreement by and between The PrivateBank and Trust
              Company and Marshall & Ilsley Corporation, acting through its division M&I Data Services, dated as of April 9, 1999.(1)
   10.12      Form of Indemnification Agreement by and between PrivateBancorp,
              Inc. and its directors and executive officers.(1)*
   10.13      Agreement and Plan of Reorganization by and between PrivateBancorp,
              Inc. and Towne Square Financial Corporation dated as of June 24,
              1999.(1)
   10.14      Stock Purchase Agreement dated as of October 4, 1999 by and among
              PrivateBancorp, Inc., Johnson International, Inc. and Johnson Bank
              Illinois.(2)

Exhibit No.                              Description of Exhibits
-----------                              -----------------------
   10.15      Loan Agreement dated as of February 11, 2000, between
              PrivateBancorp, Inc. and LaSalle Bank National Association.(3)
   10.16      Letter Agreement dated September 26, 2000 by and between
              PrivateBancorp, Inc., The PrivateBank and Trust Company and Donald
              A. Roubitchek.(5)*
   10.17      Employment Agreement by and between Richard C. Jensen and
              PrivateBancorp, Inc. dated as of July 27, 2000.(6)*
   12.1       Calculation of Ratio of Earnings to Fixed Charges.+
   21.1       Subsidiaries of the Registrant.(6)
   23.1       Consent of Arthur Andersen LLP.+
   24.1       Powers of Attorney (set forth on signature page to Registration
              Statement).

+   Filed herewith.
* Indicates management contracts or compensatory plans or arrangements required to be filed as an exhibit.
(1) Filed as an exhibit to the Company's Form S-1 Registration Statement (File No. 333-77147) and incorporated herein by reference.
(2) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference.
(3) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and incorporated herein by reference.
(4) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 and incorporated herein by reference.
(5) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference.
(6) Filed as an exhibit to the Company's Form S-1 Registration Statement (File No. 333-52676) and incorporated herein by reference.