Form 10-Q
period 2001-03-31
PRIVATEBANCORP INC
filed 2001-05-15
CIK 889936

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2001

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For transition period from ________ to ________

                        Commission File Number: 000-25887
                                                ---------

                              PRIVATEBANCORP, INC.
             (Exact name of Registrant as specified in its charter.)

           DELAWARE
(State or other jurisdiction of                        36-3681151
 incorporation or organization)          (I.R.S. Employer Identification Number)

       TEN NORTH DEARBORN STREET
           CHICAGO, ILLINOIS                                 60602
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

================================================================================
       CLASS                                       OUTSTANDING AS OF MAY 9, 2001
--------------------------------------------------------------------------------
Common, no par value                                         4,686,268
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

                           FORM 10-Q QUARTERLY REPORT

                                TABLE OF CONTENTS

                                                                           Page
                                                                          Number
                                                                          ------

Selected Financial Data........................................................1

                                     PART I

Item 1.  Financial Statements..................................................4

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations................................................14

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

Item 4.  Submission of Matters to a Vote of Security Holders..................28

Item 5.  Other Information....................................................28

Item 6.  Exhibits and Reports on Form 8-K.....................................28

Signatures....................................................................29

SELECTED FINANCIAL DATA

     The following table summarizes certain selected consolidated financial information of PrivateBancorp, Inc. at or for the periods indicated. This information should be read in conjunction with the unaudited consolidated financial statements and related notes included pursuant to Item 1 of this report.

                                                                           QUARTER ENDED
                                                ----------------------------------------------------------------
                                                  3/31/01       12/31/00     9/30/00      6/30/00      3/31/00
                                                -----------    ----------  -----------  -----------  -----------
                                                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
SELECTED STATEMENT OF INCOME DATA:
Interest income:

   Loans, including fees .....................   $  13,061     $  13,451    $  13,540    $  12,167    $   9,475
   Federal funds sold and interest-bearing
      deposits ...............................         177           236          357           78          387
   Securities ................................       3,202         2,714        1,813        1,543        1,385
                                                 ---------     ---------    ---------    ---------    ---------
      Total interest income ..................   $  16,440     $  16,401    $  15,710    $  13,788    $  11,247
                                                 ---------     ---------    ---------    ---------    ---------
Interest expense:
   Interest-bearing demand deposits ..........         220           228          231          218          191
   Savings and money market deposit accounts .       3,552         3,773        3,543        3,297        3,098
   Other time deposits .......................       4,431         4,263        4,368        3,239        2,766
   Funds borrowed ............................       1,507         1,557        1,236        1,027          296

   Trust Preferred interest expense ..........         269            --           --           --           --
                                                 ---------     ---------    ---------    ---------    ---------
      Total interest expense .................   $   9,979     $   9,821    $   9,378    $   7,781    $   6,351
                                                 ---------     ---------    ---------    ---------    ---------
   Net interest income .......................       6,461         6,580        6,332        6,007        4,896
   Provision for loan losses .................         339           334          383          662          311
                                                 ---------     ---------    ---------    ---------    ---------
   Net interest income after provision for
      loan losses ............................       6,122         6,246        5,949        5,345        4,585
                                                 ---------     ---------    ---------    ---------    ---------
Non-interest income:
   Banking, trust services and other income ..         894           951          745          751          630
   Securities gains ..........................         186            --           --           --           92
                                                 ---------     ---------    ---------    ---------    ---------
      Total non-interest income ..............   $   1,080     $     951    $     745    $     751    $     722
                                                 ---------     ---------    ---------    ---------    ---------
Non-interest expense:
   Salaries and employee benefits ............       2,434         2,268        2,211        1,818        1,877
   Severance charge ..........................          --            --          562           --           --
   Occupancy expense, net ....................         888           807          803          764          613
   Data processing ...........................         304           249          218          190          163
   Marketing .................................         349           357          241          300          304
   Amortization of goodwill ..................         206           206          206          206          113
   Professional fees .........................         538           484          480          596          575
   Insurance .................................          93            81           84           70           68
   Other expense .............................         481           438          422          508          324
                                                 ---------     ---------    ---------    ---------    ---------
   Total non-interest expense ................   $   5,293     $   4,890    $   5,227    $   4,452    $   4,037
                                                 ---------     ---------    ---------    ---------    ---------
   Income before income taxes ................       1,909         2,307        1,467        1,644        1,270
   Income tax provision ......................         576           797          499          546          421
                                                 ---------     ---------    ---------    ---------    ---------
Net income ...................................   $   1,333     $   1,510    $     968    $   1,098    $     849
                                                 =========     =========    =========    =========    =========
PER SHARE DATA:
Basic earnings ...............................   $    0.29     $    0.33    $    0.21    $    0.24    $    0.18
Diluted earnings .............................        0.28          0.32         0.20         0.23         0.18
Dividends ....................................       0.025         0.025        0.025        0.025        0.025
Book value (at end of period) ................       12.15         11.73        11.04        10.73        10.57


                                                                           QUARTER ENDED
                                                ----------------------------------------------------------------
                                                  3/31/01       12/31/00     9/30/00      6/30/00      3/31/00
                                                -----------    ----------  -----------  -----------  -----------
                                                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
SELECTED FINANCIAL DATA (AT END OF PERIOD):
Total securities .............................   $ 210,840     $ 172,194    $ 132,814    $  96,969    $  89,924
Total loans ..................................     626,900       599,429      584,919      583,522      521,188
Total assets .................................     873,693       829,509      763,815      723,023      656,981
Total deposits ...............................     695,571       670,246      633,007      598,881      578,557
Funds borrowed ...............................      90,397        96,879       71,258       68,544       23,328
Long-term debt-Trust Preferred Securities ....      20,000            --           --           --           --
Total stockholders' equity ...................      56,946        54,249       51,066       49,545       48,498
Trust assets under administration ............   $ 693,176     $ 777,800    $ 785,738    $ 761,829    $ 798,953

SELECTED FINANCIAL RATIOS AND OTHER DATA:
Performance Ratios:
   Net interest margin(1) ....................        3.35%         3.60%        3.59%        3.81%        3.59%
   Net interest spread(2) ....................        2.84          3.00         3.00         3.22         2.97
   Non-interest income to average assets .....        0.52          0.48         0.39         0.44         0.49
   Non-interest expense to average assets ....        2.55          2.48         2.76         2.62         2.72
   Net overhead ratio(3) .....................        2.03          2.00         2.37         2.18         2.23
   Efficiency ratio (excluding special
      charges)(4)(7) .........................        67.8          63.0         63.9         63.8         69.2
   Return on average assets (excluding
      special charges)(5)(7) .................        0.64          0.77         0.71         0.65         0.57
   Return on average equity (excluding
      special charges)(6)(7) .................        9.86         11.35        10.55         9.04         7.20
   Dividend payout ratio .....................        8.79          7.66        11.97        10.51        13.52

Asset Quality Ratios:
   Non-performing loans to total loans .......        0.47%         0.24%        0.10%        0.17%        0.30%
   Allowance for loan losses to:
      total loans ............................        1.03          1.02         1.02         1.02         1.09
      non-performing loans ...................         218           423        1,058          610          360
   Net charge-offs (recoveries) to average
      total loans ............................       (0.01)         0.15         0.23         0.28        0.003
   Non-performing assets to total assets .....        0.34          0.17         0.07         0.13         0.24

Balance Sheet Ratios:
   Loans to deposits .........................        90.1%         89.4%        92.4%        97.4%        90.1%
   Average interest-earning assets to average
      interest-bearing liabilities ...........       110.0         111.5        111.5        112.3        114.0

Capital Ratios:
   Total equity to total assets ..............        6.52%         6.53%        6.69%        6.85%        7.38%
   Total risk-based capital ratio ............       11.00          8.15         8.51         9.05         9.56
   Tier 1 risk-based capital ratio ...........        9.14          6.47         6.72         7.17         7.56
   Leverage ratio ............................        7.60          5.54         5.54         6.23         6.76

Ratio of Earnings to Fixed Charges: (8)
   Including deposit interest ................        1.19x         1.23x        1.16x        1.21x        1.20x
   Excluding deposit interest ................        2.07          2.48         2.19         2.60         5.29

--------------
(1)     Net interest income divided by average interest-earning assets.
(2) Yield on average interest-earning assets less rate on average interest-bearing liabilities.
(3) Non-interest expense less non-interest income divided by average total assets.
(4) Non-interest expense divided by the sum of net interest income (tax equivalent) plus non-interest income.

(5)     Earnings before special charges divided by average total assets.
(6)     Earnings before special charges divided by average common equity.
(7) 2000 performance ratios exclude a third quarter one-time severance and recruitment of new executive officers charge.

                                  PRE-TAX     AFTER-TAX
                                 ---------   -----------
        One-time charges....        $562        $377


        Performance ratios for the third quarter of 2000, including the special charges described above, are as follows:

                                                       9/30/00
                                                      ---------
        Efficiency ratio........................        71.6%
        Return on average assets................        0.51
        Return on average equity................        7.60

(8) In computing the ratio of earnings to fixed charges: (a) earnings have been based on income before income taxes and fixed charges, and (b) fixed charges consist of interest and amortization of debt discount and expense including amounts capitalized and the estimated interest portion of rents.

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                      PRIVATEBANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                  MARCH 31,    DECEMBER 31,  MARCH 31,
                                                                                    2001          2000         2000
                                                                                 -----------  ------------  -----------
                                                                                 (UNAUDITED)                (UNAUDITED)
ASSETS
Cash and due from banks .......................................................   $  18,045    $  28,637    $  16,629
Short-term investments ........................................................          81       11,876       10,632
                                                                                  ---------    ---------    ---------
   Total cash and cash equivalents ............................................      18,126       40,513       27,261
                                                                                  ---------    ---------    ---------
Available-for-sale securities, at fair value ..................................     210,840      172,194       89,924
Loans, net of unearned discount ...............................................     626,900      599,429      521,188
Allowance for loan losses .....................................................      (6,455)      (6,108)      (5,670)
                                                                                  ---------    ---------    ---------
Net loans .....................................................................     620,445      593,321      515,518
                                                                                  ---------    ---------    ---------
Goodwill ......................................................................      11,423       11,629       12,237
Bank premises and equipment, net ..............................................       3,924        4,138        3,211
Accrued interest receivable ...................................................       5,820        5,524        3,945
Other assets ..................................................................       3,115        2,190        4,885
                                                                                  ---------    ---------    ---------
Total assets ..................................................................   $ 873,693    $ 829,509    $ 656,981
                                                                                  =========    =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits:
   Noninterest-bearing ........................................................   $  52,286    $  61,789    $  51,451
   Interest-bearing ...........................................................      37,213       51,301       36,926
Savings and money market deposit accounts .....................................     301,569      300,107      277,747
Brokered deposits .............................................................      86,471       43,842        5,000
Other time deposits ...........................................................     218,032      213,207      207,433
                                                                                  ---------    ---------    ---------
   Total deposits .............................................................     695,571      670,246      578,557
Funds borrowed ................................................................      90,397       96,879       23,328
Long term debt - Trust Preferred Securities ...................................      20,000           --           --
Accrued interest payable ......................................................       3,567        3,552        1,614
Other liabilities .............................................................       7,212        4,583        4,984
                                                                                  ---------    ---------    ---------
Total liabilities .............................................................   $ 816,747    $ 775,260    $ 608,483
                                                                                  ---------    ---------    ---------
STOCKHOLDERS' EQUITY
Preferred Stock, 1,000,000 shares authorized ..................................          --           --           --
Common stock, without par value, $1 stated value;
   12,000,000 shares authorized; 4,685,768, 4,623,532, and 4,590,332 shares issued and outstanding as of March 31, 2001, December 31, 2000 and March 31,
   2000, respectively .........................................................   $   4,686    $   4,624    $   4,590
Surplus .......................................................................      40,646       40,107       39,761
Retained earnings .............................................................      12,604       11,388        8,159
Accumulated other comprehensive income (loss) .................................       1,011         (118)      (2,292)
Deferred compensation .........................................................      (1,051)        (802)        (695)
Loans to officers .............................................................        (950)        (950)      (1,025)
                                                                                  ---------    ---------    ---------
Total stockholders' equity ....................................................      56,946       54,249       48,498
                                                                                  ---------    ---------    ---------
Total liabilities and stockholders' equity ....................................   $ 873,693    $ 829,509    $ 656,981
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

                      PRIVATEBANCORP, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                        THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                        -----------------
                                                                          2001      2000
                                                                        -------  --------
INTEREST INCOME
Loans, including fees ...............................................   $13,061   $ 9,475
Federal funds sold and interest bearing deposits ....................       177       387
Securities ..........................................................     3,202     1,385
                                                                        -------   -------
   Total interest income ............................................    16,440    11,247
                                                                        -------   -------
INTEREST EXPENSE
Deposits:
   Interest-bearing demand ..........................................       220       191
   Savings and money market deposit accounts ........................     3,552     3,098
   Other time .......................................................     4,431     2,766
Funds borrowed ......................................................     1,507       296
Trust Preferred Securities interest expense .........................       269        --
                                                                        -------   -------
Total interest expense ..............................................     9,979     6,351
                                                                        -------   -------

Net interest income .................................................     6,461     4,896

Provision for loan losses ...........................................       339       311
                                                                        -------   -------

Net interest income after provision for loan losses .................     6,122     4,585

NON-INTEREST INCOME
Banking, trust services and other income ............................       894       630
Securities gains ....................................................       186        92
                                                                        -------   -------
   Total non-interest income ........................................     1,080       722
                                                                        -------   -------
NON-INTEREST EXPENSE
Salaries and employee benefits ......................................     2,434     1,877
Occupancy expense, net ..............................................       888       613
Professional fees ...................................................       538       575
Goodwill amortization ...............................................       206       113
Other non-interest expense ..........................................     1,227       859
                                                                        -------   -------
   Total non-interest expenses ......................................     5,293     4,037
                                                                        -------   -------

Income before income taxes ..........................................     1,909     1,270
Income tax provision ................................................       576       421
                                                                        -------   -------

Net income ..........................................................   $ 1,333   $   849
                                                                        =======   =======

Basic earnings per share ............................................      0.29      0.18
Diluted earnings per share ..........................................      0.28      0.18

       The accompanying notes to consolidated financial statements are an integral part of these statements.

                      PRIVATEBANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
             THREE MONTHS ENDED MARCH 31, 2001 AND 2000 (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                              ACCUMULATED
                                                                 OTHER                                   TOTAL
                            COMMON               RETAINED    COMPREHENSIVE     DEFERRED    LOANS TO  STOCKHOLDERS'
                             STOCK     SURPLUS   EARNINGS       INCOME       COMPENSATION  OFFICERS     EQUITY
                            ------     -------   --------    -------------   ------------  --------  -------------

Balance, January 1,
   2000................     $4,590     $39,761    $ 7,425      $(2,812)       $  (759)     $(1,125)     $47,080
Net income.............         --          --        849           --             --           --          849
Net decrease in fair
   value of Securities
   classified as
   available-for-sale,
   net of income taxes
   and
   reclassification
   adjustments.........         --          --         --          520             --           --          520
                            ------    --------    -------      -------        -------      -------      -------
Total comprehensive
   income..............         --          --        849          520             --           --        1,369
                            ------    --------    -------      -------        -------      -------      -------
Cash dividends
   declared ($0.025
   per share)..........         --          --       (115)          --             --           --         (115)
Amortization of
   deferred
   compensation........         --          --         --           --             64           --           64
Repayment of loans to
   officers............         --          --         --           --             --          100          100
                            ------     -------    -------      -------        -------      -------      -------
Balance, March 31, 2000     $4,590     $39,761    $ 8,159      $(2,292)       $  (695)     $(1,025)     $48,498
                            ======     =======    =======      =======        =======      =======      =======

Balance, January 1,
   2001................     $4,624     $40,107    $11,388      $  (118)       $  (802)    $   (950)     $54,249
Net income.............         --          --      1,333           --             --           --        1,333
Net increase in fair
   value of securities
   classified as
   available-for-sale,
   net of income taxes
   and
   reclassification
   adjustments.........         --          --         --        1,129             --           --        1,129
                            ------     -------    -------      -------        -------      -------      -------
Total comprehensive
   income..............         --          --      1,333        1,129             --           --        2,462
                            ------     -------    -------      -------        -------      -------      -------
Cash dividends
   declared ($0.025
   per share)..........         --          --       (117)          --             --           --         (117)
Issuance of common
   stock...............         39         232         --           --             --           --          271
Awards granted.........         23         307         --           --           (332)          --           (2)
Amortization of
   deferred
   compensation........         --          --         --           --             83           --           83
Repayment of loans to
   officers............         --          --         --          --             --            --           --
                            ------     -------    -------      -------        -------      -------      -------
Balance, March 31, 2001     $4,686     $40,646    $12,604      $ 1,011        $(1,051)     $  (950)     $56,946
                            ======     =======    =======      =======        =======      =======      =======

     The accompanying notes to consolidated financial statements are an integral part of these statements.

                      PRIVATEBANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             THREE MONTHS ENDED MARCH 31, 2001 AND 2000 (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                         THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                     -------------------------
                                                                                        2001            2000
                                                                                     ---------        --------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income.....................................................................      $   1,333        $    849
                                                                                     ---------        --------
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization..................................................            325             167
Goodwill amortization..........................................................            206             113
Johnson Bank Illinois fair value accretion, net................................            (73)            (83)
Amortization of deferred compensation..........................................             83              64
Provision for loan losses......................................................            339             311
Gain on sale of securities.....................................................           (186)            (92)
(Decrease) in deferred loan fees...............................................             (6)             --
(Increase) in accrued interest receivable......................................           (296)           (316)
(Decrease) Increase in accrued interest payable................................             15             (52)
Decrease (Increase) in other assets............................................         (1,506)          1,039
Increase in other liabilities..................................................          2,629           2,507
                                                                                     ---------        --------
   Total adjustments...........................................................          1,530           3,658
                                                                                     ---------        --------
   Net cash provided by operating activities...................................          2,863           4,507
                                                                                     ---------        --------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities, paydowns, and sales of securities....................         20,971          11,770
Purchase of securities available-for-sale......................................        (57,720)         (9,681)
Johnson Bank Illinois acquisition, net of cash received........................             --         (15,753)
Net loan principal advanced....................................................        (27,411)        (37,530)
Bank premises and equipment expenditures.......................................            (89)         (1,116)
                                                                                     ---------        --------
   Net cash used in investing activities.......................................        (64,249)        (52,310)
                                                                                     ---------        --------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in total deposits.................................................         25,329          33,908
Issuance of common stock.......................................................            271              --
Issuance of Trust Preferred Securities.........................................         20,000              --
Dividends paid.................................................................           (117)           (115)
Net increase (decrease) in funds borrowed......................................         (6,484)         (2,912)
                                                                                     ---------        --------
   Net cash provided by financing activities...................................         38,999          30,881
                                                                                     ---------        --------

Net (decrease) increase in cash and cash equivalents...........................        (22,387)        (16,922)

Cash and cash equivalents at beginning of year.................................         40,513          44,183
                                                                                     ---------        --------

Cash and cash equivalents at end of period.....................................      $  18,126        $ 27,261
                                                                                     =========        ========

     The accompanying notes to consolidated financial statements are an integral part of these statements.

                      PRIVATEBANCORP, INC. AND SUBSIDIARIES

                         NOTE 1 -- BASIS OF PRESENTATION

     The consolidated financial information of PRIVATEBANCORP, Inc. (the "Company") and its Subsidiaries, The PrivateBank and Trust Company (the "Bank" or "PrivateBank (Chicago)") and The PrivateBank (St. Louis), included herein is unaudited; however, such information reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation for the interim periods. The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.

     The annualized results of operations for the three months ended March 31, 2001, are not necessarily indicative of the results expected for the full year ending December 31, 2001. The accompanying consolidated financial statements are unaudited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, or cash flows in accordance with generally accepted accounting principles. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-K (File No. 000-25887).

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

                          NOTE 2 -- EARNINGS PER SHARE

     The following table shows the computation of basic and diluted earnings per share (in thousands except per share data):


                                                                               THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                            -----------------------
                                                                              2001            2000
                                                                            ------            -----


Net Income...........................................................       $1,333            $ 849
                                                                            ------            -----
Average common shares outstanding....................................        4,648            4,590
Average common shares equivalent(1)..................................          135              187
                                                                            ------            -----
Weighted average common shares and common share equivalents..........        4,783            4,777
                                                                            ------            -----
Net income per average common share - basic..........................       $ 0.29            $0.18
                                                                            ------            -----
Net income per average common share - diluted........................       $ 0.28            $0.18
                                                                            ------            -----

------------------
(1) Common shares equivalent result from stock options being treated as if they had been exercised and are computed by application of the treasury stock method.

     Net income for the first quarter ended March 31, 2001 was $1,333,000, or $0.28 per diluted share, an increase of 57.0% as compared to the first quarter 2000 net income of $849,000 or $0.18 per diluted share.

                       NOTE 3 -- NEW ACCOUNTING STANDARDS

     Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Related Hedging Activities", amended by SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of SFAS No. 133 -- an Amendment of SFAS No. 133," and SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities," effective on January 1, 2001, standardize the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the balance sheet and measure them at fair value. Changes in fair value of these instruments must be recorded in the income statement unless specific hedge accounting criteria are met. Adoption of this standard did not have a material impact since the Company does not hold derivative instruments or engage in hedging activity.

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

                           NOTE 4 - OPERATING SEGMENTS

     The Company manages its operations in four lines of business: The PrivateBank (Chicago), The PrivateBank (St. Louis), Wealth Management and Holding Company Activities. For purposes of making operating decisions and assessing performance, management treats The PrivateBank (Chicago), The PrivateBank (St. Louis), Wealth Management and the Holding Company as four operating segments. The Company's investment portfolios are included in total assets and reported in the results of The PrivateBank (Chicago) and The PrivateBank (St. Louis). The business segments summarized below and in the following tables are primarily managed with a focus on various performance objectives including total assets, total deposits, borrowings, gross loans, total capital and net income.

THE PRIVATEBANK (CHICAGO)

     The PrivateBank (Chicago) segment, through its main office located in downtown Chicago as well as five full-service Chicago suburban locations, provides personal and commercial banking services primarily to affluent individuals, professionals, entrepreneurs and their business interests. Until June 23, 2000, the date The PrivateBank (St. Louis) was established, operations in St. Louis for 2000 consisted of a loan production office of The PrivateBank (Chicago) and those activities are reflected in the segment reporting for The PrivateBank (Chicago). The PrivateBank (Chicago)'s commercial lending products include lines of credit for working capital, term loans for equipment and letters of credit to support the commitments made by its clients. Non-credit products include lock-box, cash concentration accounts, merchant credit card processing, electronic funds transfer, other cash management products and insurance. The PrivateBank (Chicago) offers a full range of real estate lending products including fixed and floating rate permanent and mini-permanent mortgages, construction and commercial real estate loans. Personal loans include installment loans and lines of credit, home equity loans and a wide variety of home mortgage loans.

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

                                            THE PRIVATEBANK (CHICAGO)
                                            -------------------------
                                                    MARCH 31,
                                            -------------------------
                                              2001             2000
                                            --------          -------
                                                  (IN THOUSANDS)

Total gross loans..................         $593,927          $521,664
Total assets.......................          835,516           657,241
Total deposits.....................          677,316           579,526
Total borrowings...................           73,897            10,828
Total capital......................           72,540            59,940
Year-to-date net income............            2,055             1,111

THE PRIVATEBANK (ST. LOUIS)

     The PrivateBank (St. Louis), a federal savings bank, was established as a new bank subsidiary of PrivateBancorp, Inc. on June 23, 2000. The revenues and expenses for 2000 associated with the St. Louis loan production office that was operated by The PrivateBank (Chicago) prior to June 23, 2000 are included in The PrivateBank (Chicago) segment.

     The PrivateBank (St. Louis) offers a full range of real estate lending products including fixed and floating rate permanent and mini-permanent mortgages and construction loans. Personal loans include installment loans and lines of credit, home equity loans and a wide variety of home mortgage loans. Commercial lending products provided by The PrivateBank (St. Louis) include lines of credit for working capital, term loans for equipment and letters of credit to support the commitments made by its clients. Non-credit products include lock-box, cash concentration accounts, merchant credit card processing, electronic funds transfer, other cash management products and insurance. Individual banking services include interest bearing checking, money market deposit accounts, certificates of deposit, ATM/debit cards and investment brokerage accounts. The PrivateBank (St. Louis) also offers domestic and international wire transfers and foreign currency exchange.

                                            THE PRIVATEBANK (ST. LOUIS)
                                            ---------------------------
                                                     MARCH 31,
                                            ---------------------------
                                              2001               2000
                                            -------             -------
                                                  (IN THOUSANDS)

Total gross loans...................        $33,156              $--
Total assets........................         38,526               --
Total deposits......................         19,744               --
Total borrowings....................         11,500               --
Total capital.......................          6,979               --
Year-to-date net loss...............           (210)              --

WEALTH MANAGEMENT

     Wealth Management includes investment management, personal trust and estate services, custodial services, retirement accounts and brokerage and investment services. Investment management professionals work with wealth management clients to define objectives, goals and strategies of the clients' investment portfolios. Wealth Management personnel assist trust clients with the selection of an outside portfolio manager to direct account investments. Trust and estate account administrators work with clients and their attorneys to establish estate plans. Consistent with the Company's philosophy, Wealth Management emphasizes a high level of personal service, including prompt collection and reinvestment of interest and dividend income, weekly valuation, tracking of tax information, customized reporting and ease of security settlement.

                                                 WEALTH MANAGEMENT
                                             -------------------------
                                                     MARCH 31,
                                             -------------------------
                                               2001             2000
                                             -------          --------
                                                   (IN THOUSANDS)

Trust assets under administration...         $693,176         $798,953
Trust fee revenue...................              691              539
Year-to-date net income.............              182               53

     The following table indicates the break-down of our trust assets under administration at March 31, 2001 by account classification and related gross revenue for the three months ended March 31, 2001:

                                             AT OR FOR THE THREE MONTHS
                                                ENDED MARCH 31, 2001
                                           ----------------------------
                                           MARKET VALUE         REVENUE
                                           ------------         -------
             ACCOUNT TYPE                          (IN THOUSANDS)
             ------------
Personal trust--managed..............        $253,461            $376
Agency--managed......................         102,803             148
Custody.............................          303,557             151
Employee benefits--managed...........          33,355              16
                                             --------            ----
   Total............................         $693,176            $691
                                             ========            ====

HOLDING COMPANY ACTIVITIES

     Holding Company Activities consist of parent company only matters. The Holding Company's most significant assets are its net investments in its two banking subsidiaries, The PrivateBank (Chicago) and The PrivateBank (St. Louis). During the first quarter 2001, the Holding Company issued $20.0 million in Trust Preferred Securities which are accounted for as long-term debt and also qualify as Tier 1 and Tier 2 capital. The Tier 1 qualifying amount is limited to 25.0% of Tier 1 capital under Federal Reserve regulations. The excess amount qualifies as Tier 2 capital. Holding Company Activities are reflected primarily by interest expense on borrowings and operating expenses. Recurring holding company operating expenses consist of compensation (amortization of restricted stock awards, other salary expense) and miscellaneous professional fees.

                                           HOLDING COMPANY ACTIVITIES
                                           --------------------------
                                                    MARCH 31,
                                           --------------------------
                                              2001             2000
                                           ---------         --------
                                                 (IN THOUSANDS)

Total assets........................         $82,356          $60,977
Total borrowings....................           5,000           12,500
Long term debt - Trust Preferred
   Securities.......................          20,000               --
Interest expense....................             497              113
Total capital.......................          56,946           48,498
Year-to-date net loss...............            (695)            (315)

     The following table identifies the significant differences between the sum of the reportable segments and the reported consolidated results for total assets:

                                                    TOTAL ASSETS
                                             -------------------------
                                                     MARCH 31,
                                             -------------------------
                                               2001             2000
                                             --------         --------
                                                   (IN THOUSANDS)

Sum of reportable segments..........         $956,398         $718,218
Adjustments.........................          (82,705)         (61,237)
                                            ---------        ---------
Consolidated PrivateBancorp, Inc....         $873,693         $656,981
                                             ========         ========

     The adjustments to total assets presented in the table above represent the elimination of the net investment in banking subsidiaries in consolidation, the elimination of the Company's cash that is maintained in a subsidiary bank account, the reclassification of the unearned discount of loans and the reclassification related to current and deferred taxes.

             NOTE 5 -- ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENT

     The carrying values and estimated fair values of financial instruments as of March 31, 2001, have not materially changed on a relative basis from the carrying values and estimated fair values of financial instruments disclosed as of December 31, 2000.

                      NOTE 6 -- OTHER COMPREHENSIVE INCOME

     Change in the fair value of securities available-for-sale is presented on a net basis on the Consolidated Statement of Changes in Stockholders' Equity. The following table discloses the changes in other comprehensive income for the three months ended March 31, 2001 and 2000, on a gross basis (in thousands):


                                                                        MARCH 31, 2001
                                                           ----------------------------------------
                                                           BEFORE             TAX            NET OF
                                                            TAX            (BENEFIT)          TAX
                                                           AMOUNT           EXPENSE          AMOUNT
                                                           ------           -------          ------

Unrealized gains on securities available-for-sale--
Unrealized holding gains..........................         $1,804             $545           $1,259
Less:  reclassification adjustment for gain
   included in net income.........................            186               56              130
                                                           ------             ----           ------
Net unrealized gains..............................         $1,618             $489           $1,129
                                                           ======             ====           ======


                                                                        MARCH 31, 2000
                                                           ----------------------------------------
                                                           BEFORE             TAX            NET OF
                                                            TAX            (BENEFIT)          TAX
                                                           AMOUNT           EXPENSE          AMOUNT
                                                           ------           -------          ------

Unrealized gains on securities available-for-sale--
Unrealized holding gains..........................         $  870             $288           $  582
Less:  reclassification adjustment for gain
   included in net income.........................             92               30               62
                                                           ------             ----           ------
Net unrealized gains..............................         $  778             $258           $  520
                                                           ======             ====           ======


                         NOTE 7 -- CAPITAL TRANSACTIONS

     The PrivateBank (St. Louis) was capitalized on June 23, 2000 with $8.0 million of borrowed funds drawn from the Company's revolving credit facility. See Note 9. The PrivateBank (St. Louis) is a wholly-owned subsidiary of the Company, and its financial condition and results of operations are included in the Company's consolidated financial statements.

                              NOTE 8 - ACQUISITIONS

     On February 11, 2000, the Company completed its acquisition of Johnson Bank Illinois, a unit of Johnson International, Inc., Racine, Wisconsin. At closing, Johnson Bank Illinois had total assets of approximately $113 million and total deposits of approximately $77 million. The purchase price was $20 million, of which $15 million was paid in cash and the remainder was paid in the form of a LIBOR-based, floating rate subordinated note issued to Johnson International in the principal amount of $5 million. See Note 9.

     The cash portion of the purchase price was funded with $7.5 million out of the remaining proceeds of the Company's 1999 initial public offering and $7.5 million from borrowings under the Company's revolving credit facility with a commercial bank entered into at closing. See Note 9.

     At closing, Johnson Bank Illinois was merged into The PrivateBank (Chicago). The two acquired offices, located on Chicago's North Shore in Lake Forest and Winnetka, became additional offices of The PrivateBank (Chicago). The Johnson Bank Illinois transaction was accounted for as a purchase. All assets and liabilities were adjusted to fair value as of the effective date of the merger creating goodwill in the amount of $12.3 million, which was pushed down to The PrivateBank (Chicago), and is being amortized on the straight line basis over 15 years.

Premiums and discounts related to the Johnson Bank Illinois transaction were recorded on the balance sheet as fair value adjustments and amounted to $20,045 and $2,344,041, respectively.

                            NOTE 9 -- FUNDS BORROWED

     A summary of all funds borrowed and outstanding at March 31, 2001, December 31, 2000 and March 31, 2000 is presented in the table below:


                                            CURRENT                   MARCH 31,      DECEMBER 31,      MARCH 31,
                                            RATE(1)     MATURITY         2001            2000             2000
                                            -------     --------      ---------      ------------      ---------

FUNDS BORROWED:                                                    (DOLLARS IN THOUSANDS)
Borrowings under revolving line of
   credit..............................       7.60%    02/11/02        $    --          $18,000         $ 7,500
Subordinated note......................       5.89     02/11/07          5,000            5,000           5,000
FHLB floating rate advanced(2).........       5.23     05/01/01         10,000           10,000              --
FHLB fixed advance.....................       6.50     10/23/05         25,000           25,000              --
FHLB fixed advance.....................       6.21     12/05/03         30,000           30,000              --
FHLB fixed advance.....................       6.49     11/13/01          2,000            2,000              --
FHLB fixed advance.....................       5.91     06/21/02            500              500              --
FHLB fixed advance.....................       5.89     12/20/02          1,000            1,000              --
FHLB fixed advance.....................       5.21      1/22/02          1,000               --              --
FHLB fixed advance.....................       5.33      7/22/02          1,000               --              --
FHLB fixed advance.....................       5.02      3/06/02          1,000               --              --
FHLB fixed advance.....................       5.83      5/22/00             --               --           2,000
FHLB fixed advance(4)..................       5.40      8/08/02             --               --           2,000
FHLB fixed advance(4)..................       5.40      8/27/04             --               --           4,000
Fed funds purchased....................       5.75       daily          10,000            2,700              --
Demand repurchase agreements...........       3.50       daily           3,897            2,679           2,828
                                                                       -------          -------         -------
   Total funds borrowed................                                $90,397          $96,879         $23,328
                                                                       =======          =======         =======

------------------
(1)  Reflects the rate in effect as of March 31, 2001.
(2) The rate on this FHLB floating rate advance is set at one-month LIBOR minus five basis points.
(3) Demand repurchase agreements are a form of retail repurchase agreements offered to certain clients of The PrivateBank (Chicago). Funds are swept each business day from the client's demand deposit account. These amounts are not deposits and are not insured, but are secured by a pool of securities pledged specifically for this purpose.
(4) These advances were callable at the option of the issuer. FHLB called these advances in 2000.

     On February 11, 2000, the Company entered into a two-year, $18.0 million revolving credit facility with a commercial bank. The interest rate on borrowings under this revolving line resets quarterly, and is based on, at our option, either the lender's prime rate or three-month LIBOR plus 120 basis points. The Company has elected to pay interest based on the three-month LIBOR rate plus 120 basis points. The initial rate of interest on the revolver was 7.20%, and most recently reset to 7.60% on January 2, 2001. The collateral for this borrowing consists of the common stock of The PrivateBank (Chicago) and The PrivateBank (St. Louis), which is held in custody by the lender. Upon issuing $20.0 million of trust preferred securities on February 8, 2001, the Company repaid the $18.0 million outstanding under the revolving credit facility and no amounts are outstanding on the credit facility as of March 31, 2001.

     On February 11, 2000, the Company entered into a subordinated note issued to Johnson International, Inc. in the principal amount of $5.0 million. The interest on the subordinated note is set each quarter based on the three-month LIBOR rate. The note is payable in full on or before February 11, 2007, and provides for certain rate escalation beginning after February 11, 2002. The initial rate of interest on the subordinated note was 6.60% and most recently reset to 5.89% on February 12, 2001. The Company has the right to repay the subordinated note at any time after giving at least 30 days, but not more than 60 days' advance notice.

             NOTE 10 -- LONG TERM DEBT -- TRUST PREFERRED SECURITIES

     Effective February 8, 2001, PrivateBancorp Capital Trust I, a newly created Delaware business trust and wholly-owned finance subsidiary of the Company, issued 2,000,000 shares (including the underwriters' over-allotment) of 9.50% trust preferred securities, which represent preferred undivided interests in the assets of the trust. The sole assets of the trust are 9.50% junior subordinated debentures issued by the Company with a maturity date of December 31, 2030.

     Subject to certain limitations, the Company has the right to defer payment of interest on the debentures at any time, or from time to time, for a period not to exceed 20 consecutive quarters. The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures at maturity or their earlier redemption. At the option of the Company, the debentures may be redeemed in whole or in part prior to maturity on or after December 31, 2005, if certain conditions are met, and only after the Company has obtained Federal Reserve approval, if then required under applicable guidelines or regulations.

     The Company has guaranteed the payment of distributions and payments upon liquidation or redemption of the trust preferred securities, in each case to the extent of funds held by the trust. The Company and the trust believe that, taken together, the obligations of the Company under the guarantee, the debentures and other related agreements provide, in the aggregate, a full, irrevocable and unconditional guarantee, on a subordinated basis, of all of the obligations of the trust under the trust preferred securities.

     The trust preferred securities are recorded as long-term debt of the Company. The trust received net proceeds of approximately $18.9 million after deducting underwriting commissions and offering expenses and including the underwriters' over-allotment shares. The preferred securities are eligible for treatment as Tier I capital as allowed by the Federal Reserve.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     PrivateBancorp, Inc. ("the Company") was organized as a Delaware corporation in 1989 to serve as the holding company for a Chicago-based de novo bank designed to provide highly personalized financial services primarily to affluent individuals, professionals, entrepreneurs and their business interests. Through the Company's banking subsidiaries, The PrivateBank and Trust Company ("The PrivateBank (Chicago)") and The PrivateBank (St. Louis), the Company provides its clients with traditional personal and commercial banking services, lending programs, and wealth management services. Using the European tradition of "private banking" as the model, the Company strives to develop a unique relationship with clients, utilizing a team of managing directors to serve the clients' individual and corporate banking needs, and tailoring products and services to meet such needs. Currently, the Company has six Chicago-area offices: Downtown Chicago, Wilmette, Illinois, Oak Brook, Illinois, St. Charles, Illinois, Lake Forest, Illinois, and Winnetka, Illinois. During 2000, the Company expanded to the St. Louis market where it opened a new federal savings bank, The PrivateBank (St. Louis) in June 2000. Managing directors are strategically located at all of these locations. During the first quarter 2001, the Company applied for regulatory approval to establish a new office of The PrivateBank (Chicago) in Geneva, Illinois, which is expected to open during the second quarter 2001.

     The flagship downtown Chicago location opened in 1991. The Company expanded to Wilmette in north suburban Cook County in 1994, and the Oak Brook facility in west suburban DuPage County was established in 1997. The Company established the St. Charles office in January 2000, in connection with its purchase of Towne Square Financial Corporation (a company in the process of forming a de novo bank) on August 3, 1999. On February 11, 2000, the Company consummated its acquisition of Johnson Bank Illinois, adding additional locations of The PrivateBank (Chicago) in Lake Forest and Winnetka, Illinois on Chicago's North Shore. During the second quarter 2000, the Company received regulatory approval to establish a new banking subsidiary and on June 23, 2000, the Company capitalized The PrivateBank (St. Louis). The PrivateBank (St. Louis) became fully operational in June 2000.

     For financial information regarding the Company's four separate lines of business, The PrivateBank (Chicago), The PrivateBank (St. Louis), Wealth Management and Holding Company Activities, see "Note 4 -- Operating Segments" to the consolidated financial statements of the Company included in this report.

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

     Non-interest income from fees and deposit service charges are below peer group levels. This is largely the result of the profile of the Company's typical client who tends to have larger deposit account balances than customers of traditional banks. Because average balances tend to be high, the Company does not earn high service charge income typical of many retail banks.

     Non-interest expenses are heavily influenced by the growth of operations. Growth in the Company directly affects the majority of the Company's expense categories. Profitability and expense ratios were negatively impacted in 2000 due to the start-up operation in St. Charles, the acquisition of Johnson Bank Illinois, and the opening of The PrivateBank (St. Louis). For the remainder of 2001 we expect to continue to be impacted to some extent by the start-up nature of operations in St. Louis and to a lesser extent, by the new office in Geneva, Illinois. The St. Charles office was first profitable in late 2000 and it is expected that The PrivateBank (St. Louis) will not begin to operate profitably until the last quarter of 2001.

       RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2001 AND 2000

NET INCOME

     Net income for the first quarter ended March 31, 2001 was $1,333,000, up
57.0 percent compared to first quarter 2000 net income of $849,000. Earnings increased to $0.28 per diluted share in the first quarter 2001 compared to $0.18 per diluted share in the first quarter 2000.

     First quarter 2001 net income includes a full quarter of financial results of the former Johnson Bank Illinois locations. Excluding the effect of goodwill amortization and acquisition interest expense attributable to this transaction, the two offices located in Winnetka and Lake Forest contributed $186,242 to the Company's net income in the first quarter 2001 compared to $175,975 for the first quarter ended March 31, 2000. The first quarter 2000 results reflected a partial quarter of results from the Johnson Bank Illinois acquisition. The first quarter 2001 results reflect a change in the Company's methodology for defining the portion of earnings attributable to each of its offices. Results for 2000 were not computed using this new methodology.

NET INTEREST INCOME

     Net interest income is the difference between interest income and fees on earning assets and interest expense on deposits and borrowings. Net interest margin represents net interest income on a tax equivalent basis as a percentage of average earning assets during the period. Net interest margin reflects the spread between average yields earned on interest earning assets and the average rates paid on interest bearing deposits and borrowings. The volume of non-interest bearing funds, largely comprised of demand deposits and capital, also affects the net interest margin.

     Net interest income was $6.5 million during the three months ended March 31, 2001 compared to $4.9 million for the first quarter 2000, an increase of 32.0%. Average earning assets during the first quarter 2001 were $800.5 million, an increase of 39.8% over the prior year first quarter. The Company's net interest margin (tax equivalent net interest income as a percentage of earning assets) was 3.35% for the three months ended March 31, 2001, compared to 3.59% for the prior year period. The decrease in net interest margin during the quarter as compared to the prior year quarter is attributable to the decrease in the prime interest rate as well as to the issuance of $20 million of trust preferred securities on February 8, 2001. These securities bear interest at the fixed rate of 9.50%. The effect of the trust preferred issuance will be to compress net interest margin in a falling interest rate environment. During the second quarter of 2001, the Company expects to continue to experience declines in net interest margin resulting from decreases in market rates of interest. As interest rates decline, the portion of the Company's loan portfolio that is based on floating rates will re-price downward. Likewise, deposits and floating rate borrowings will re-price downward as well, which will reduce the rates earned on assets.

     The following tables present a summary of the Company's net interest income and related net interest margin, calculated on a tax equivalent basis (dollars in thousands):


                                                             THREE MONTHS ENDED MARCH 31,
                                       -------------------------------------------------------------------------
                                                     2001                                    2000
                                       --------------------------------       ----------------------------------
                                       AVERAGE                                AVERAGE
                                       BALANCE     INTEREST       RATE        BALANCE      INTEREST        RATE
                                       -------     --------       ----        -------      --------        ----


Short-term investments...........      $ 12,326      $   177      5.75%       $ 27,376      $   387        5.68%
Investment securities(1).........       188,760        3,469      7.35%         92,515        1,605        6.98%
Loans, net of unearned
   discount(2)...................       599,407       13,061      8.78%        452,576        9,475        8.42%
                                       --------      -------                  --------      -------
Total earning assets.............      $800,493      $16,707      8.39%       $572,467      $11,467        8.06%
                                       ========      =======                  ========      =======
Interest-bearing deposits........      $624,986      $ 8,203      5.32%       $486,015      $ 6,055        5.01%
Funds borrowed...................        91,118        1,507      6.62%         16,201          296        7.35%
Long-term debt - Trust Preferred
   Securities(3).................        11,556          269      9.31%             --           --          --
                                       --------      -------                  --------      -------
Total interest-bearing
   liabilities...................      $727,660        9,979      5.55%       $502,215        6,351        5.09%
                                       ========      -------                  ========      -------
Tax equivalent net interest
   income........................                    $ 6,728                                $ 5,116
                                                     =======                                =======
Net interest spread..............                                 2.84%                                    2.97%
Net interest margin..............                                 3.35%                                    3.59%


------------------
(1) Interest income on tax-advantaged investment securities reflects a tax equivalent adjustment based on a marginal federal corporate tax rate of 34%. The total tax equivalent adjustment reflected in the above table is approximately $267,000 and $220,000 in the first quarter of 2001 and 2000, respectively.
(2) Nonaccrual loans are included in the average balances and do not have a material effect on the average yield. Interest on non-accruing loans was not material for the periods presented.
(3) The trust preferred securities pay a 9.50% fixed rate of interest. The yield above is based on the interest for the original stub period.

     The following table shows the dollar amount of changes in interest income and interest expense by major categories of interest-earning assets and interest-bearing liabilities attributable to changes in volume or rate, or a mix of both, for the periods indicated. Volume variances are computed using the change in volume multiplied by the previous period's rate. Rate variances are computed using the changes in rate multiplied by the previous period's volume.

                        THREE MONTHS ENDED MARCH 31, 2001
                  COMPARED TO THREE MONTHS ENDED MARCH 31, 2000


                                              CHANGE      CHANGE
                                              DUE TO      DUE TO         CHANGE        TOTAL
                                               RATE       VOLUME       DUE TO MIX     CHANGE
                                              ------      ------       ----------     ------
                                                         (DOLLARS IN THOUSANDS)

Short-term investments................         $  5       $ (211)        $ (4)       $ (210)
Investment securities.................           84        1,656          124         1,864
Loans, net of unearned discount.......          402        3,048          136         3,586
                                               ----       ------         ----        ------
   Total interest income..............         $491       $4,493         $256        $5,240
                                               ----       ------         ----        ------
Interest-bearing deposits.............         $372       $1,717         $ 59        $2,148
Funds borrowed........................          (29)       1,358         (118)        1,211
Long-term debt - Trust Preferred
   Securities.........................           --           --          269           269
                                               ----       ------         ----        ------
   Total interest expense.............         $343       $3,075         $210        $3,628
                                               ----       ------         ----        ------
Net interest income...................         $148       $1,418         $ 46        $1,612
                                               ====       ======         ====        ======

PROVISION FOR LOAN LOSSES

     The Company's provision for loan losses was $339,000 for the first quarter of 2001, compared to $311,000 for the comparable period in 2000. Increases in the provision for loan losses compared to the prior year periods are related to the growth in the loan portfolio.

     The Company provides for an adequate allowance for loan losses that are probable and inherent in the portfolio. The provision for loan losses reflects management's latest assessment of the inherent losses in the loan portfolio. A discussion of the allowance for loan losses and the factors on which provisions are based begins on page 20.

NON-INTEREST INCOME

     Non-interest income for the quarter grew to $1,080,000, reflecting an increase of $358,000 or 49.6 percent higher compared to the first quarter of 2000. Banking income, comprised of service charges on deposits and other products, increased to $200,000 from $87,500 a year ago quarter, which represents a 128.6 percent increase. The increase in service charge income during the first quarter 2001 as compared to the prior year quarter is due to the implementation of a new service fee structure that became effective in December 2000. Additionally, service charge income recognized at the two North Shore offices contributed to this increase. Trust assets under administration decreased 13.2 percent to $693.2 million at March 31, 2001 compared to $799.0 million at March 31, 2000 attributable primarily to market declines affecting portfolio equity values. Despite the decline in the level of trust assets under administration, trust fee revenue increased by $152,000 to $691,000 for the quarter ended March 31, 2001, an increase of 28.2 percent over the prior year quarter. The increase reflects a change in the mix of trust accounts to more profitable account arrangements.

     The increase in non-interest income is also attributable to the recognition of $186,000 of net gains related to the sale of investment securities during the first quarter of 2001 as compared to $92,000 recognized during the first quarter of 2000. During the first quarter 2001, the Company was able to take advantage of market volatility to achieve interest rate risk management objectives, realize gains on investments, and purchase investment securities with enhanced return opportunities.

NON-INTEREST EXPENSE

                                          THREE MONTHS ENDED
                                               MARCH 31
                                          ------------------
                                            2001        2000
                                          -------      ------
                                            (IN THOUSANDS)

Salaries and employee benefits......       $2,434      $1,877
Occupancy...........................          888         613
Professional fees...................          538         575
Marketing...........................          349         304
Data processing.....................          304         163
Postage, telephone and delivery.....          180         116
Office supplies and printing........           82         113
Insurance...........................           93          68
Goodwill............................          206         113
Other expense.......................          219          95
                                           ------      ------
Total non-interest expense..........       $5,293      $4,037
                                           ======      ======

     Non-interest expense increased to $5.3 million in the first quarter of 2001 from $4.0 million in the first quarter of 2000, an increase of 31.1 percent. This increase is due to higher operating and personnel expenses associated with a full quarter of operations in the North Shore locations and being fully operational in St. Louis. The Company's efficiency ratio improved to 67.8 percent for the first quarter 2001 as compared to the 69.2 percent for the first quarter 2000 reflecting the stabilization of start-up expenses related to the Company's recent expansion. On a tax-equivalent basis, this ratio indicates that in the first quarter of 2001, the Company spent 67.8 cents to generate each dollar of revenue, compared to 69.2 cents in the first quarter of 2000. During 2001, we expect to continue to incur operating expenses in excess of revenues for The PrivateBank (St. Louis) and for the new office to be established in Geneva, Illinois. As a result, the Company expects the efficiency ratio to remain high until business development efforts at the new offices generate revenue sufficient to offset the related operating expenses.

     Salaries and benefits increased 29.7% during the first quarter 2001 as compared to the year ago quarter, reflecting the Company's increased level of full-time equivalent employees to 140 people at March 31, 2001 as compared to 115 people at March 31, 2000. The increase is due primarily to the opening and staffing of The PrivateBank (St. Louis), growth in the number of personnel in the Wealth Management area, and the addition of two senior officers responsible for establishing the Geneva office. The Company expects to receive regulatory approval to open the Geneva, Illinois office during the second quarter 2001, at which time additional personnel will be hired.

     Occupancy expense increased to $888,000 during the first quarter 2001, reflecting an increase of 44.9% over the prior year quarter. Occupancy expense during the first quarter 2001 reflects the addition of a new floor of office space in the downtown Chicago office, as well as depreciation of certain fixed assets, software and equipment. In connection with the renovation of the Company's information technology platform, the Company has purchased and capitalized new equipment and software that is being depreciated over a period of 3 to 5 years, which has had the effect of increasing occupancy expense during the first quarter 2001.

     Data processing expenses increased to $304,000 during the quarter, an 86.5% increase over the prior year quarter. The opening of The PrivateBank (St. Louis) in June 2000 required additional data processing support. Additionally, the first quarter 2001 results reflect a full quarter of data processing costs associated with the two North Shore offices that were acquired as part of the Johnson Bank Illinois acquisition on February 11, 2000.

     Postage, telephone and delivery increased to $180,000 during the first quarter 2001, an increase of 55.2% over the prior year quarter. The addition of The PrivateBank (St. Louis) and the two North Shore offices to The PrivateBank (Chicago) increased the delivery costs related to the processing of transactions, which are sent daily to a third-party processing area.

     Offices supplies and printing costs decreased to $82,000 during the first quarter 2001, a 27.4% decline as compared to the prior year quarter. During the first quarter 2000, the Company incurred several printing charges associated with supplying the St. Louis office and the two North Shore offices with preprinted forms and letterhead needed for day to day operations of those offices.

     Insurance expense increased to $93,000, an increase of 36.8% over the prior year quarter. The additions of new offices and employees as well as the establishment of The PrivateBank (St. Louis) have all contributed to increased levels of insurance costs during the first quarter 2001.

     Goodwill amortization increased to $206,000 during the first quarter 2001, reflecting a full quarter of amortization for the Johnson Bank Illinois acquisition, which closed on February 11, 2000.

INCOME TAXES

     The following table shows the Company's income before income taxes, applicable income taxes and effective tax rate for the three months ended March 31, 2001 and 2000, respectively (in thousands):

                                     THREE MONTHS ENDED
                                          MARCH 31,
                                     -------------------
                                      2001         2000
                                     ------       ------

Income before taxes.........         $1,909       $1,270
Income tax provision........            576          421
Effective tax rate..........           30.2%        33.2%

     The lower effective tax rate for the first quarter 2001 as compared to the prior year quarter is partially attributable to an increase in the amount of federally tax exempt municipal investment securities held in the Company's securities portfolio. Tax-exempt municipal securities increased from $37.4 million at December 31, 2000 to $54.4 million at March 31, 2001. The effective income tax rate varies from statutory rates principally due to certain interest income which is tax-exempt for federal or state purposes, and certain expenses which are disallowed for tax purposes.

                               FINANCIAL CONDITION

     Total assets were $873.7 million at March 31, 2001, an increase of $44.2 million, or 5.3% over $829.5 million at December 31, 2000 and an increase of $216.7 million, or 33.0% over $657.0 million at March 31, 2000. The balance sheet growth during the quarter was accomplished mainly through loan growth throughout the Company and growth in the investment securities portfolio. The growth in assets was funded through excess liquidity, growth in deposits and an increase in long-term debt that resulted from the issuance of $20.0 million of trust preferred securities.

LOANS

     Total loans increased to $626.9 million, an increase of $27.5 million, or 4.6%, from $599.4 million at December 31, 2000 and an increase of $105.7 million, or 20.3%, from $521.2 million at March 31, 2000.

     The PrivateBank (St. Louis) had loans outstanding of $33.2 million as of March 31, 2001, growth of $8.0 million since December 31, 2000. The remaining loan growth experienced by the Company since December 31, 2000 of $19.5 million was generated by The PrivateBank (Chicago). All of The PrivateBank (Chicago) offices posted strong gains in loan volume.

     The following table sets forth the Company's loan portfolio net of unearned discount by category (in thousands) at the following dates:

                                      MARCH 31,      DECEMBER 31,      MARCH 31,
                                        2001             2000            2000
                                      ---------      ------------      ---------
LOANS
Commercial real estate.........       $229,842         $206,464        $167,809
Residential real estate........         84,813           86,052          83,573
Commercial.....................        129,080          137,343         137,660
Personal(1)....................        105,829          108,427         100,921
Construction...................         77,336           61,143          31,225
                                      --------         --------        --------
   Total loans.................       $626,900         $599,429        $521,188
                                      ========         ========        ========
------------------
(1)     Includes home equity loans and overdraft lines.

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

     The Company maintains an allowance for loan losses sufficient to absorb credit losses inherent in the loan portfolio. The allowance for loan losses represents the Company's estimate of probable losses in the portfolio at each balance sheet date and is supported by all available and relevant information. The allowance for the loan losses contains provisions for probable losses that have been identified relating to specific borrowing relationships as well as probable losses inherent in the loan portfolio and credit undertakings that are not specifically identified. The allowance for loan losses as a percentage of total loans was 1.03% at March 31, 2001, 1.02% at December 31, 2000 and 1.09% at March 31, 2000. The Company believes that the allowance for loan losses is adequate to provide for estimated probable credit losses inherent in the loan portfolio.

     Recoveries totaled $8,000 in the quarter ended March 31, 2001 versus net charge-offs of $15,000 in the year-earlier period. The provision for loan losses was $339,000 in the first quarter of 2001, versus $311,000 in the first quarter of 2000. Management judges the adequacy of the allowance by formally reviewing and analyzing potential problem credits, which entails assessing current and historical loss experience, loan portfolio trends, prevailing economic and business conditions, specific loan review and other relevant factors.

     Following is a summary of changes in the allowance for loan losses for the three months ended March 31, 2001 and 2000 (in thousands):


                                                                        MARCH 31,      DECEMBER 31,
                                                                           2001            2000
                                                                        ---------      ------------

Balance, January 1..............................................         $6,108          $4,510
Johnson Bank Illinois acquisition allowance for loan loss.......             --             864
Provisions charged to earnings..................................            339             311
Loans recovered (charged-off)...................................              8             (15)
                                                                         ------          ------
Balance, March 31...............................................         $6,455          $5,670
                                                                         ======          ======

NONPERFORMING LOANS

     Nonaccrual loans were $117,000 at March 31, 2001 as compared to $24,000 at December 31, 2000 and $1.2 million at March 31, 2000.

     Nonperforming loans include nonaccrual loans and accruing loans which are 90 days or more delinquent. Loans in this category include those with characteristics such as past maturity more than 90 days, those that have recent adverse operating cash flow or balance sheet trends, or loans that have general risk characteristics that management believes might jeopardize the future timely collection of principal and interest payments. The balance in this category at any reporting period can fluctuate widely based on the timing of cash collections, renegotiations and renewals. Nonperforming loans were $3.0 million at March 31, 2001, compared to $1.4 million at December 31, 2000 and $1.6 million at March 31, 2000. Nonperforming loans were .47%, .24% and .30% of total loans at March 31, 2001, December 31, 2000 and March 31, 2000, respectively. Nonperforming loans were .34%, .17% and .24% of total assets at March 31, 2001, December 31, 2000 and March 31, 2000, respectively.

     The Company designated $950,000 of loans 90 days past due as nonaccrual loans based on additional information that became available in late April 2001. The Company is in the process of restructuring the loans and does not anticipate losses at this time. In addition, $1.2 million of loans that were performing as of March 31, 2001 have been designated as nonaccrual in early May 2001 based on recent developments. Collection efforts have commenced and the Company has not yet determined the extent of losses to be incurred.

INVESTMENT SECURITIES

     The amortized cost and the estimated fair value of securities at March 31, 2001 and December 31, 2000, were as follows (in thousands):


                                                       INVESTMENT SECURITIES -- AVAILABLE-FOR-SALE
                                                --------------------------------------------------------
                                                                     MARCH 31, 2001
                                                --------------------------------------------------------
                                                                 GROSS           GROSS
                                                AMORTIZED      UNREALIZED      UNREALIZED      ESTIMATED
                                                  COST           GAINS           LOSSES        FAIR VALUE
                                                ---------      ----------      ----------      ----------

U.S. Government Agency Obligations.......       $  1,875         $   71           $  --         $   1,946
U.S. Government Agency Mortgage Backed
   Securities and Collateralized
   Mortgage Obligations..................        103,905          1,054             (97)          104,862
Corporate Collateralized Mortgage
   Obligations...........................         10,183            129              --            10,312
Tax Exempt Municipal Securities..........         54,436            574            (358)           54,652
Taxable Municipal Securities.............            831             62              --               893
Federal Home Loan Bank Stock.............         35,720             --              --            35,720
Other....................................          2,358            105              (8)            2,455
                                                --------         ------           -----          --------
Total....................................       $209,308         $1,995           $(463)         $210,840
                                                ========         ======           =====          ========


                                                       INVESTMENT SECURITIES -- AVAILABLE-FOR-SALE
                                                --------------------------------------------------------
                                                                   DECEMBER 31, 2000
                                                --------------------------------------------------------
                                                                 GROSS           GROSS
                                                AMORTIZED      UNREALIZED      UNREALIZED      ESTIMATED
                                                  COST           GAINS           LOSSES        FAIR VALUE
                                                ---------      ----------      ----------      ----------

U.S. Government Agency Obligations.......       $  4,326         $  73          $    --         $  4,399
U.S. Government Agency Mortgage Backed
   Securities and Collateralized
   Mortgage Obligations..................         83,858           680             (191)          84,347
Corporate Collateralized Mortgage
   Obligations...........................         10,189            --              (66)          10,123
Tax Exempt Municipal Securities..........         37,378           187             (921)          36,644
Taxable Municipal Securities.............          1,083            58               --            1,141
Federal Home Loan Bank Stock.............         35,175            --               --           35,175
Other....................................            365            --               --              365
                                                --------          ----          -------         --------
Total....................................       $172,374          $998          $(1,178)        $172,194
                                                ========          ====          =======         ========

     All securities are classified as available-for-sale and may be sold as part of the Company's asset/liability management strategy in response to changes in interest rates, liquidity needs or significant prepayment risk. Securities available-for-sale are carried at fair value, with related unrealized net gains or losses, net of deferred income taxes, recorded as an adjustment to equity capital. At March 31, 2001, net unrealized gains of $1.5 million resulted in an increase in reported stockholders' equity. This was an increase of $1.1 million from net unrealized losses of $118,000 recorded as part of equity at December 31, 2000. The increase in unrealized gains recorded during the first quarter 2001 reflects the fair value of the municipal investment security portfolio and the U.S. government agency mortgage backed securities and collateralized mortgage obligations portfolio resulting from the decline in market interest rates. Additionally, the Company benefited during the quarter from changes made to the investment security portfolio as a result of its asset/liability management strategies.

     Securities available for sale increased to $210.8 million at March 31, 2001, up 22.4% from $172.2 million at December 31, 2000. The growth in the investment security portfolio during the first quarter 2001 resulted from the implementation of the Company's asset/liability management strategy. Tax exempt municipal securities increased by $18.0 million, allowing the Company to provide for net interest margin protection in a falling interest-rate environment. U.S. government agency mortgage backed securities and collateralized mortgage obligations increased $20.5 million from December 31, 2000.

DEPOSITS AND FUNDS BORROWED

     The following table presents the balances of deposits by category and each category as a percentage of total deposits at March 31, 2001 and December 31, 2000:


                                              MARCH 31,                     DECEMBER 31,
                                                2001                            2000
                                      ---------------------------       ------------------------
                                                       PERCENT OF                     PERCENT OF
                                       BALANCE            TOTAL          BALANCE         TOTAL
                                      --------         ----------       --------      ----------
                                                       (DOLLARS IN THOUSANDS)

Demand.........................       $ 52,286            7.5%          $ 61,789         9.2%
Savings........................          3,495            0.5              8,242         1.2
Interest-bearing demand........         37,213            5.4             51,301         7.7
Money market...................        298,074           42.9            297,043        44.3
Certificates of deposit........        218,032           31.3            208,029        31.0
Brokered deposits..............         86,471           12.4             43,842         6.6
                                      --------          -----           --------       -----
   Total deposits..............       $695,571          100.0%          $670,246       100.0%
                                      ========          =====           ========       =====

     Total deposits of $695.6 million at March 31, 2001 represent an increase of $25.3 million or 3.8% as compared to total deposits as of December 31, 2000. Noninterest-bearing deposits decreased by 15.4% to $52.3 million at March 31, 2001 as compared to December 31, 2000 levels. Interest-bearing demand deposits decreased by 27.5% to $37.2 million as compared to December 31, 2000. Money market accounts increased by $1.1 million to $298.1 million at March 31, 2001 as compared to $297.0 million at December 31, 2000. Other time deposits increased by $10.0 million to $218.0 million at March 31, 2001 as compared to $208.0 million at December 31, 2000. Brokered deposits increased by 97.2% to $86.5 million at March 31, 2001 as compared to $43.8 million at December 31, 2000. The Company continued to utilize brokered deposits during the first quarter 2001 as a source of funding for growth in the loan and investment portfolios.

     The Company's membership in the Federal Home Loan Bank System gives it the ability to borrow funds from the Federal Home Loan Bank of Chicago (FHLB) and from the Federal Home Loan Bank of Des Moines (FHLB) for short- or long-term purposes under a variety of programs. The Company has periodically used services of the FHLB for short-term funding needs and other correspondent services. During 2001, the Company has continued to utilize FHLB advances to fund liquidity of the banks.

     A summary of all funds borrowed and outstanding at March 31, 2001, December 31, 2000 and March 31, 2000 is presented in the table below:


                                            CURRENT                   MARCH 31,      DECEMBER 31,      MARCH 31,
                                            RATE(1)     MATURITY         2001            2000             2000
                                            -------     --------      ---------      ------------      ---------

FUNDS BORROWED:                                                    (DOLLARS IN THOUSANDS)
Borrowings under revolving line of
   credit..............................       7.60%    02/11/02        $    --          $18,000         $ 7,500
Subordinated note......................       5.89     02/11/07          5,000            5,000           5,000
FHLB floating rate advanced(2).........       5.23     05/01/01         10,000           10,000              --
FHLB fixed advance.....................       6.50     10/23/05         25,000           25,000              --
FHLB fixed advance.....................       6.21     12/05/03         30,000           30,000              --
FHLB fixed advance.....................       6.49     11/13/01          2,000            2,000              --
FHLB fixed advance.....................       5.91     06/21/02            500              500              --
FHLB fixed advance.....................       5.89     12/20/02          1,000            1,000              --
FHLB fixed advance.....................       5.21      1/22/02          1,000               --              --
FHLB fixed advance.....................       5.33      7/22/02          1,000               --              --
FHLB fixed advance.....................       5.02      3/06/02          1,000               --              --
FHLB fixed advance.....................       5.83      5/22/00             --               --           2,000
FHLB fixed advance(4)..................       5.40      8/08/02             --               --           2,000
FHLB fixed advance(4)..................       5.40      8/27/04             --               --           4,000
Fed funds purchased....................       5.75       daily          10,000            2,700              --
Demand repurchase agreements(3)........       3.50       daily           3,897            2,679           2,828
                                                                       -------          -------         -------
   Total funds borrowed................                                $90,397          $96,879         $23,328
                                                                       =======          =======         =======

------------------
(1)  Reflects the rate in effect as of March 31, 2001.
(2) The rate on this FHLB floating rate advance is set at one-month LIBOR minus five basis points.
(3) Demand repurchase agreements are a form of retail repurchase agreements offered to certain clients of The PrivateBank (Chicago). Funds are swept each business day from the client's demand deposit account. These amounts are not deposits and are not insured, but are secured by a pool of securities pledged specifically for this purpose.
(4) These advances were callable at the option of the issuer. FHLB called these advances in 2000.

CAPITAL RESOURCES

     During the first quarter 2001, the Company completed the issuance of $20.0 trust preferred securities which qualify as Tier 1 capital up to 25.0% of total Tier 1 capital with the remaining amount treated as Tier 2 capital. At March 31, 2001, $18.6 million of the trust preferred securities was treated as Tier 1 capital. Stockholders' equity rose to $56.9 million at March 31, 2001, an increase of $2.7 million from the 2000 year-end level, due to an increase in year-to-date 2001 net income and to an increase in Accumulated Other Comprehensive Gains, reflecting a $1.1 million increase (net of tax) in the fair value of the available-for-sale investment portfolio at March 31, 2001 as compared to the fair value at December 31, 2000.

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

     The following table reflects the Company's consolidated measures of capital at March 31, 2001, December 31, 2000 and March 31, 2000:


                                             MARCH 31,         DECEMBER 31,       MARCH 31,
                                                2001              2000               2000
                                             ---------         -----------        ---------

Leverage ratio........................          7.60%             5.54%              6.76%
Tier 1 risk-based capital ratio.......          9.14%             6.47%              7.56%
Total risk-based capital ratio........         11.00%             8.15%              9.56%
Total equity to total assets..........          6.52%             6.53%              7.38%

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

     At March 31, 2001, the Company and each of the banking subsidiaries continued to exceed the minimum levels of all regulatory capital requirements, and were each considered "well capitalized" under all regulatory standards.

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

     Net cash inflows provided by operations were $2.9 million in the first three months of 2001 compared to a net inflow of $4.5 million a year earlier. Net cash outflows from investing activities were $64.2 million in the first three months of 2001 compared to a net cash outflow of $52.3 million a year earlier. Cash inflows from financing activities in the first three months of 2001 were $39.0 million compared to a net inflow of $30.9 million in the first three months of 2000.

     In the event of short-term liquidity needs, the banking subsidiaries may purchase federal funds from correspondent banks. Membership in the Federal Home Loan Bank System gives the banking subsidiaries the ability to borrow funds from the FHLB for short- or long-term purposes under a variety of programs. During 2001, the Company has continued to utilize brokered deposits as an alternative source of funding. Brokered deposits represented 12.4% of total deposits at March 31, 2001 compared to 6.6% of total deposits at December 31, 2000.

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

During any given time period, if the amount of rate sensitive liabilities exceeds the amount of rate sensitive assets, a company would generally be considered negatively gapped and would benefit from falling rates over that period of time. Conversely, a positively gapped company would generally benefit from rising rates. The following tables illustrate the estimated interest rate sensitivity and periodic and cumulative gap positions calculated as of March 31, 2001 and 2000:


                                                                    MARCH 31, 2001
                                         --------------------------------------------------------------------
                                                            TIME TO MATURITY OR REPRICING
                                         --------------------------------------------------------------------
                                                                (DOLLARS IN THOUSANDS)
                                                                                      OVER 5
                                         0-90 DAYS     91-365 DAYS     1-5 YEARS       YEARS           TOTAL
                                         ---------     -----------     ---------      -------        --------


INTEREST-EARNING ASSETS
Loans..............................       $359,259       $ 55,978       $189,182      $ 22,481       $626,900
Investments........................         37,819         14,072         88,633        68,784        209,308
Federal funds sold.................             81             --             --            --             81
                                          --------       --------       --------      --------       --------
Total interest-earning assets......       $397,159       $ 70,050       $277,815      $ 91,265       $836,289
                                          ========       ========       ========      ========       ========
INTEREST-BEARING LIABILITIES
Interest-bearing demand............       $     --       $     --       $     --      $ 37,213       $ 37,213
Savings and money market...........        213,501         84,573             --         3,495        301,569
Time deposits......................        115,045        117,397         37,471        34,590        304,503
Funds borrowed.....................         28,897          3,000         58,500        20,000        110,397
                                          --------       --------       --------      --------       --------
Total interest-bearing liabilities.       $357,443       $204,970       $ 95,971      $ 95,298       $753,682
                                          ========       ========       ========      ========       ========
CUMULATIVE
Rate sensitive assets (RSA)........       $397,159       $467,209       $745,024      $836,289
Rate sensitive liabilities (RSL)...       $357,443       $562,413       $658,384      $753,682
GAP (GAP=RSA-RSL)..................       $ 39,716       $(95,204)      $ 86,640      $ 82,607
RSA/RSL............................         111.11%         83.07%        113.16%       110.96%
RSA/Total assets...................          45.46%         53.48%         85.27%        95.72%
RSL/Total assets...................          40.91%         64.37%         75.36%        86.26%
GAP/Total assets...................           4.55%         10.90%          9.92%         9.45%
GAP/Total RSA......................          10.00%         20.38%         11.63%         9.88%


                                                                    MARCH 31, 2000
                                         --------------------------------------------------------------------
                                                            TIME TO MATURITY OR REPRICING
                                         --------------------------------------------------------------------
                                                                (DOLLARS IN THOUSANDS)
                                                                                      OVER 5
                                         0-90 DAYS     91-365 DAYS     1-5 YEARS       YEARS           TOTAL
                                         ---------     -----------     ---------      -------        --------

INTEREST-EARNING ASSETS
Loans................................     $285,892       $42,853        $175,753      $ 16,690       $521,188
Investments..........................        5,428         3,773          26,026        54,697         89,924
Federal funds sold...................       10,632            --              --            --         10,632
                                          --------       -------        --------      --------       --------
Total interest-earning assets........     $301,952       $46,626        $201,779      $ 71,387       $621,744
                                          ========       =======        ========      ========       ========

INTEREST-BEARING LIABILITIES
Interest-bearing demand..............     $     --       $     --       $     --      $ 36,926       $ 36,926
Savings and money market.............      171,725        103,569             --         2,453        277,747
Time deposits........................      112,236         89,534          7,106         3,557        212,433
Funds borrowed.......................       19,228          4,100             --            --         23,328
                                          --------       --------       --------      --------       --------
Total interest-bearing liabilities...     $303,189       $197,203       $  7,106      $ 42,936       $550,434
                                          ========       ========       ========      ========       ========

CUMULATIVE
Rate sensitive assets (RSA)..........     $301,952      $ 348,578       $550,357      $621,744
Rate sensitive liabilities (RSL).....     $303,189      $ 505,392       $507,498      $550,434
GAP (GAP=RSA-RSL)....................     $ (1,237)     $(151,814)      $ 42,859      $ 71,310
RSA/RSL..............................         99.6%          69.7%         108.5%        113.0%
RSA/Total assets.....................         46.0%          53.1%          83.8%         94.6%
RSL/Total assets.....................         46.1%          76.2%          77.2%         83.8%
GAP/Total assets.....................          0.2%          23.1%           6.5%         10.9%
GAP/Total RSA........................          0.2%          24.4%           6.9%         11.5%

     The following table shows the impact of an immediate 200 basis point change in interest rates, assessed through the use of a simulation model, on the Company's earning asset portfolio as of March 31, 2001 and 2000. The simulation model attempts to measure the effect of rising and falling interest rates over the next two-year horizon in a rapidly changing rate environment.


                                                                              MARCH 31,
                                                        ------------------------------------------------------
                                                                  2001                          2000
                                                        -------------------------     ------------------------
                                                        +200 BASIS     -200 BASIS     +200 BASIS    -200 BASIS
                                                          POINTS         POINTS         POINTS        POINTS
                                                        ----------     ----------     ----------    ----------

Percentage change in net interest income due to
   an immediate 200 basis point change in
   interest rates over a two-year time horizon....        -9.1%           10.1%          -3.8%          9.3%

     This table shows that if there had been an instantaneous parallel shift in the yield curve of +200 basis points on March 31, 2001 and March 31, 2000, the Company would suffer a decline in net interest income of 9.1% and 3.8%, respectively, over a two-year horizon based on its net earning asset portfolios on such dates. Conversely, a like shift of -200 basis points would increase net interest income by 10.1% over a two-year horizon based on March 31, 2001 balances, as compared to 9.3% measured on the basis of the March 31, 2000 portfolio.

     Changes in the effect on net interest income from a 200 basis point movement at March 31, 2001 as compared to March 31, 2000 are due to the timing and nature of the repricing of rate sensitive assets to rate sensitive liabilities. In each period, the increase in interest income in the reduced rate environment and the decrease in interest income in an increased rate environment is due to our negatively gapped balance sheet within a two-year horizon.

     In a rates down 200 basis points scenario, rate sensitive liabilities would reprice to reduced rates more quickly than many rate-sensitive assets, resulting in higher net interest income. The increased loss in a rates up 200 basis points environment at March 31, 2001 compared to March 31, 2000 is due to the nature of new loan and deposit volume. Customers view the current rate environment as historically low and are locking into longer-term loans and shorter-term deposits. This trend would increase the compression on our margin in a rates up environment.

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

               SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES
                          LITIGATION REFORM ACT OF 1995

     This report contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, can generally be identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Company include, but are not limited to, fluctuations in market rates of interest and loan and deposit pricing; a deterioration of general economic conditions in the Company's market areas; legislative or regulatory changes; adverse developments in the Company's loan or investment portfolios; an inability to achieve expected revenues to the full extent expected or within the expected time frame at the St. Louis office; unforeseen developments, delays or difficulties relating to the establishment of a Geneva, Illinois office; significant increases in competition; and the possible dilutive effect of potential acquisitions or expansions. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

         Although the Company's subsidiaries may be involved from time to time in routine litigation incidental to their respective businesses, currently there are no material pending legal proceedings to which either the Company or its subsidiaries is a party.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits.

               Exhibit 3.1 - Amended and Restated Certificate of Incorporation of PrivateBancorp, Inc. (filed as an exhibit to the Company's Form S-1 registration statement (File No. 333-77147) and incorporated herein by reference.)

               Exhibit 3.2 - [Intentionally left blank]

               Exhibit 3.3 - Amended and Restated By-laws of PrivateBancorp, Inc. (filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference.)

               Exhibit 4.1 - Subordinated Note of PrivateBancorp, Inc., dated February 11, 2000, principal amount of $5 million due February 11, 2007, issued to Johnson International, Inc. (filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and incorporated herein by reference.)

               Exhibit 4.2 - Certain instruments defining the rights of the holders of long-term debt of the Company and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis, have not been filed as Exhibits. The Company hereby agrees to furnish a copy of any of these agreements to the SEC upon request.

               Exhibit 10.1 - Lease Agreement for banking facility located at 312 Crescent Place, Geneva, Illinois, dated as of January 9, 2001, by and between The PrivateBank and Trust Company and Shodeen Management Company.

         (b)   Filings on Form 8-K.

               (1) Current Report on Form 8-K dated January 22, 2001, filed with the SEC on January 22, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        PRIVATEBANCORP, INC.
                                        (Registrant)

                                        By:/s/ Ralph B. Mandell
                                           -------------------------------------
                                           Ralph B. Mandell,
                                           Chairman, President and
                                           Chief Executive Officer


                                        By:  /s/ Gary L. Svec
                                             -----------------------------------
                                             Gary L. Svec,
                                             Chief Financial Officer
                                             (principal financial officer)


                                        By:  /s/ Lisa M. O'Neill
                                             -----------------------------------
                                             Lisa M. O'Neill,
                                             Controller
                                             (principal accounting officer)

Date:    May  14, 2001

                                  EXHIBIT INDEX

Exhibit No.    Description
-----------    -----------

3.1 Amended and Restated Certificate of Incorporation of PrivateBancorp, Inc. (filed as an exhibit to the Company's Form S-1 registration statement (File No. 333-77147) and incorporated herein by reference).

3.2            [Intentionally left blank]

3.3 Amended and Restated By-laws of PrivateBancorp, Inc. (filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference).

4.1 Subordinated Note of PrivateBancorp, Inc., dated February 11, 2000, principal amount of $5 million due February 11, 2007, issued to Johnson International, Inc. (filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and incorporated herein by reference).

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

10.1 Lease Agreement for banking facility located at 312 Crescent Place, Geneva, Illinois, dated as of January 9, 2001, by and between The PrivateBank and Trust Company and Shodeen Management Company.