Form 10-Q
period 2001-06-30
PRIVATEBANCORP INC
filed 2001-08-14
CIK 889936

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2001

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

================================================================================
        CLASS                                   OUTSTANDING AS OF AUGUST 3, 2001
--------------------------------------------------------------------------------
Common, no par value                                        4,718,524
================================================================================

                              PRIVATEBANCORP, INC.

                           FORM 10-Q QUARTERLY REPORT

                               TABLE OF CONTENTS

                                                                                                              Page
                                                                                                             Number
                                                                                                             ------

Selected Financial Data..........................................................................................2

                                     PART I

Item 1.  Financial Statements....................................................................................5

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..................17

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.............................................29

                                     PART II

Item 1.  Legal Proceedings......................................................................................32

Item 2.  Changes in Securities and Use of Proceeds..............................................................32

Item 3.  Defaults upon Senior Securities........................................................................32

Item 4.  Submission of Matters to a Vote of Security Holders....................................................32

Item 5.  Other Information......................................................................................32

Item 6.  Exhibits and Reports on Form 8-K.......................................................................32

Signatures......................................................................................................33

SELECTED FINANCIAL DATA

     The following table summarizes certain selected unaudited consolidated financial information of PrivateBancorp, Inc. at or for the periods indicated. This information should be read in conjunction with the unaudited consolidated financial statements and related notes included pursuant to Item 1 of this report.

                                                                           QUARTER ENDED
                                                   -------------------------------------------------------------
                                                   06/30/01     03/31/01     12/31/00     09/30/00      06/30/00
                                                   --------     --------     --------     --------      --------
                                                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
SELECTED STATEMENT OF INCOME DATA:
Interest income:
   Loans, including fees......................      $12,963      $13,061      $13,451      $13,540       $12,167
   Federal funds sold and interest-bearing
      deposits................................           31          177          236          357            78
   Securities.................................        3,327        3,202        2,714        1,813         1,543
                                                    -------      -------      -------      -------       -------
      Total interest income...................      $16,321      $16,440      $16,401      $15,710       $13,788
                                                    -------      -------      -------      -------       -------
Interest expense:
   Interest-bearing demand deposits...........          255          220          228          231           218
   Savings and money market deposit accounts..        2,861        3,552        3,773        3,543         3,297
   Other time deposits........................        4,479        4,431        4,263        4,368         3,239
   Funds borrowed.............................        1,545        1,507        1,557        1,236         1,027
   Trust Preferred interest expense...........          475          269           --           --            --
                                                    -------      -------      -------      -------       -------
      Total interest expense..................      $ 9,615      $ 9,979      $ 9,821      $ 9,378       $ 7,781
                                                    -------      -------      -------      -------       -------
   Net interest income........................        6,706        6,461        6,580        6,332         6,007
   Provision for loan losses..................          738          339          334          383           662
                                                    -------      -------      -------      -------       -------
   Net interest income after provision for
      loan losses.............................        5,968        6,122        6,246        5,949         5,345
                                                    -------      -------      -------      -------       -------
Non-interest income:
   Banking, trust services and other income...          938          894          951          745           751
   Securities gains...........................          353          186           --           --            --
                                                    -------      -------      -------      -------       -------
      Total non-interest income...............      $ 1,291      $ 1,080       $  951       $  745       $   751
                                                    -------      -------       ------       ------       -------
Non-interest expense:
   Salaries and employee benefits.............        1,855        2,434        2,268        2,211         1,818
   Severance charge...........................           --           --           --          562            --
   Occupancy expense, net.....................          960          888          807          803           764
   Data processing............................          268          304          249          218           190
   Marketing..................................          265          349          357          241           300
   Amortization of goodwill...................          206          206          206          206           206
   Professional fees..........................          752          538          484          480           596
   Insurance..................................           88           93           81           84            70
   Other expense..............................        1,015          481          438          422           508
                                                    -------      -------      -------      -------       -------
   Total non-interest expense.................      $ 5,409      $ 5,293      $ 4,890      $ 5,227       $ 4,452
                                                    -------      -------      -------      -------       -------
   Income before income taxes.................        1,850        1,909        2,307        1,467         1,644
   Income tax provision.......................          492          576          797          499           546
                                                    -------      -------      -------      -------       -------
Net income....................................      $ 1,358      $ 1,333      $ 1,510       $  968       $ 1,098
                                                    =======      =======      =======      =======       =======
PER SHARE DATA:

Basic earnings................................       $ 0.29        $0.29        $0.33        $0.21         $0.24
Diluted earnings..............................         0.28         0.28         0.32         0.20          0.23
Dividends.....................................         0.025        0.025        0.025        0.025         0.025
Book value (at end of period).................        12.35        12.15        11.73        11.04         10.73

                                                                           QUARTER ENDED
                                                   -------------------------------------------------------------
                                                   06/30/01     03/31/01     12/31/00     09/30/00      06/30/00
                                                   --------     --------     --------     --------      --------
                                                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
SELECTED FINANCIAL DATA (AT END OF PERIOD):
Total securities..............................     $224,505     $210,840     $172,194     $132,814       $96,969
Total loans...................................      666,710      626,900      599,429      584,919       583,522
Total assets..................................      944,887      873,693      829,509      763,815       723,023
Total deposits................................      750,494      695,571      670,246      633,007       598,881
Funds borrowed................................      106,128       90,397       96,879       71,258        68,544
Long-term debt-Trust Preferred Securities.....       20,000       20,000           --           --            --
Total stockholders' equity....................       57,826       56,946       54,249       51,066        49,545
Trust assets under administration.............     $711,957     $693,176     $777,800     $785,738      $761,829

SELECTED FINANCIAL RATIOS AND OTHER DATA:
Performance Ratios:
   Net interest margin(1).....................         3.25%        3.35%        3.60%        3.59%         3.81%
   Net interest spread(2).....................         2.79         2.84         3.00         3.00          3.22
   Non-interest income to average assets......         0.57         0.52         0.48         0.39          0.44
   Non-interest expense to average assets.....         2.39         2.55         2.48         2.76          2.62
   Net overhead ratio(3)......................         1.82         2.03         2.00         2.37          2.18
   Efficiency ratio (excluding special
      charges)(4)(7)..........................         64.5         67.8         63.0         63.9          63.8
   Return on average assets (excluding
      special charges)(5)(7)..................         0.60         0.64         0.77         0.71          0.65
   Return on average equity (excluding
      special charges)(6)(7)..................         9.46         9.86        11.35        10.55          9.04
   Dividend payout ratio......................         8.62         8.79         7.66        11.97         10.51

Asset Quality Ratios:
   Non-performing loans to total loans........         0.37%        0.47%        0.24%        0.10%         0.17%
   Allowance for loan losses to:
      total loans.............................         1.03         1.03         1.02         1.02          1.02
      non-performing loans....................          282          218          423        1,058           610
   Net charge-offs (recoveries) to average
      total loans.............................         0.18        (0.01)        0.15         0.23          0.28
   Non-performing assets to total assets......         0.26         0.34         0.17         0.07          0.13

Balance Sheet Ratios:
   Loans to deposits..........................         88.8%        90.1%        89.4%        92.4%         97.4%
   Average interest-earning assets to average
      interest-bearing liabilities............        110.4        110.0        111.5        111.5         112.3

Capital Ratios:
   Total equity to total assets...............         6.12%        6.52%        6.53%        6.69%         6.85%
   Total risk-based capital ratio.............        10.98        11.00         8.15         8.51          8.73
   Tier 1 risk-based capital ratio............         9.17         9.14         6.47         6.72          6.84
   Leverage ratio.............................         7.26         7.60         5.54         5.54          5.94

Ratio of Earnings to Fixed Charges: (8)
   Including deposit interest.................         1.19x        1.19x        1.23x        1.16x         1.21x
   Excluding deposit interest.................         1.92         2.07         2.48         2.19          2.60

---------------------------------------

---------------------------------------
(1)  Net interest income divided by average interest-earning assets.
(2) Yield on average interest-earning assets less rate on average interest-bearing liabilities.
(3) Non-interest expense less non-interest income divided by average total assets.
(4) Non-interest expense divided by the sum of net interest income (tax equivalent) plus non-interest income.
(5)  Earnings before special charges divided by average total assets.
(6)  Earnings before special charges divided by average common equity.
(7) 2000 performance ratios exclude a third quarter one-time severance and recruitment of new executive officers charge.

                           PRE-TAX       AFTER-TAX
                           -------       ---------
One-time charges.....       $ 562         $ 377

     Performance ratios for the third quarter of 2000, including the special charges described above, are as follows:

                                               09/30/00
                                               --------
Efficiency ratio........................         71.6%
Return on average assets................         0.51
Return on average equity................         7.60

(8) In computing the ratio of earnings to fixed charges: (a) earnings have been based on income before income taxes and fixed charges, and (b) fixed charges consist of interest and amortization of debt discount and expense including amounts capitalized and the estimated interest portion of rents.

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                      PRIVATEBANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                JUNE 30,        DECEMBER 31,         JUNE 30,
                                                                  2001              2000               2000
                                                              -----------       ------------         --------
                                                              (UNAUDITED)                          (UNAUDITED)
ASSETS
Cash and due from banks.................................         $ 28,515          $ 28,637           $ 18,341
Short-term investments..................................            7,305            11,876              5,076
                                                                 --------          --------           --------
   Total cash and cash equivalents......................           35,820            40,513             23,417
                                                                 --------          --------           --------
Available-for-sale securities, at fair value............          224,505           172,194             96,969
Loans, net of unearned discount.........................          666,710           599,429            583,522
Allowance for loan losses...............................           (6,896)           (6,108)            (5,951)
                                                                 --------          --------           --------
Net loans...............................................          659,814           593,321            577,571
                                                                 --------          --------           --------
Goodwill................................................           11,217            11,629             12,031
Bank premises and equipment, net........................            4,260             4,138              3,814
Accrued interest receivable.............................            5,992             5,524              4,264
Other assets............................................            3,279             2,190              4,957
                                                                 --------          --------           --------
Total assets............................................         $944,887          $829,509           $723,023
                                                                 ========          ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits:
   Noninterest-bearing..................................         $ 65,373         $  61,789           $ 49,950
   Interest-bearing.....................................           44,436            51,301             34,062
Savings and money market deposit accounts...............          302,258           300,107            257,822
Brokered deposits.......................................           95,740            43,842             60,755
Other time deposits.....................................          242,687           213,207            196,292
                                                                 --------          --------           --------
   Total deposits.......................................          750,494           670,246            598,881
Funds borrowed..........................................          106,128            96,879             68,544
Long term debt - Trust Preferred Securities.............           20,000                --                 --
Accrued interest payable................................            2,666             3,552              2,439
Other liabilities.......................................            7,773             4,583              3,614
                                                                 --------          --------           --------
Total liabilities.......................................         $887,061          $775,260           $673,478
                                                                 --------          --------           --------

STOCKHOLDERS' EQUITY
Preferred Stock, 1,000,000 shares authorized............               --                --                 --
Common stock, without par value, $1 stated value;
   12,000,000 shares authorized; 4,680,668, 4,623,532,
   and 4,615,832 shares issued and outstanding as of
   June 30, 2001, December 31, 2000 and June 30, 2000,
   respectively.........................................         $  4,681          $  4,624           $  4,616
Surplus.................................................           40,590            40,107             40,048
Retained earnings.......................................           13,845            11,388              9,142
Accumulated other comprehensive income (loss)...........              616              (118)            (2,294)
Deferred compensation...................................             (956)             (802)              (942)
Loans to officers.......................................             (950)             (950)            (1,025)
                                                                 --------          --------           --------
Total stockholders' equity..............................           57,826            54,249             49,545
                                                                 --------          --------           --------
Total liabilities and stockholders' equity..............         $944,887          $829,509           $723,023
                                                                 ========          ========           ========

   The accompanying notes to consolidated financial statements are an integral part of these statements.

                      PRIVATEBANCORP, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                          THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                               JUNE 30,                          JUNE 30,
                                                                      -------------------------         ---------------------------
                                                                        2001             2000             2001               2000
                                                                      --------         --------         --------           --------

INTEREST INCOME
Loans, including fees..........................................        $12,963          $12,167           $26,024          $21,642
Federal funds sold and interest bearing deposits...............             31               78               208              465
Securities.....................................................          3,327            1,543             6,529            2,928
                                                                       -------          -------           -------          -------
   Total interest income.......................................         16,321           13,788            32,761           25,035
                                                                       -------          -------           -------          -------
INTEREST EXPENSE
Deposits:
   Interest-bearing demand.....................................            255              218               475              409
   Savings and money market deposit accounts...................          2,861            3,297             6,408            6,395
   Other time..................................................          4,479            3,239             8,915            6,005
Funds borrowed.................................................          1,545            1,027             3,052            1,323
Trust Preferred Securities interest expense....................            475               --               744               --
                                                                       -------          -------           -------          -------
Total interest expense.........................................          9,615            7,781            19,594           14,132
                                                                       -------          -------           -------          -------
Net interest income............................................          6,706            6,007            13,167           10,903
Provision for loan losses......................................            738              662             1,077              973
                                                                       -------          -------           -------          -------
Net interest income after provision for loan losses............          5,968            5,345            12,090            9,930

NON-INTEREST INCOME
Banking, trust services and other income.......................            938              720             1,832            1,347
Net securities gains...........................................            353               31               539              126
                                                                       -------          -------           -------          -------
   Total non-interest income...................................          1,291              751             2,371            1,473
                                                                       -------          -------           -------          -------
NON-INTEREST EXPENSE
Salaries and employee benefits.................................          1,855            1,818             4,289            3,695
Occupancy expense, net.........................................            960              764             1,848            1,377
Professional fees..............................................            752              596             1,290            1,171
Goodwill amortization..........................................            206              206               412              319
Other non-interest expense.....................................          1,636            1,068             2,863            1,927
                                                                       -------          -------           -------          -------
   Total non-interest expenses.................................          5,409            4,452            10,702            8,489
                                                                       -------          -------           -------          -------
Income before income taxes.....................................          1,850             1644             3,759            2,914
Income tax provision...........................................            492              546             1,068              967
                                                                       -------          -------           -------          -------
Net income.....................................................        $ 1,358          $ 1,098           $ 2,691          $ 1,947
                                                                       =======          =======           =======          =======
Basic earnings per share.......................................         $ 0.29           $ 0.24            $ 0.58           $ 0.42
Diluted earnings per share.....................................           0.28             0.23              0.56             0.41

   The accompanying notes to consolidated financial statements are an integral part of these statements.

                      PRIVATEBANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
               SIX MONTHS ENDED JUNE 30, 2001 AND 2000 (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                             ACCUMULATED
                                                                OTHER                       LOANS       TOTAL
                            COMMON               RETAINED   COMPREHENSIVE     DEFERRED        TO     STOCKHOLDERS'
                             STOCK     SURPLUS   EARNINGS      INCOME       COMPENSATION   OFFICERS     EQUITY
                             -----     -------   --------      ------       ------------   --------     ------
Balance, January 1,
   2000................     $4,590     $39,761    $7,425      $(2,812)       $  (759)     $(1,125)     $47,080
Net income.............         --          --     1,947           --             --           --        1,947
Net decrease in fair
   value of Securities
   classified as
   available-for-sale,
   net of income taxes
   and reclassification
   adjustments.........         --          --        --          518             --          --           518
                            ------     -------    ------      -------        -------      -------      -------
Total comprehensive
   income..............         --          --     1,947          518             --           --        2,465
                            ------     -------    ------      -------        -------      -------      -------
Cash dividends
   declared ($0.05 per
   share)..............         --          --      (230)          --             --           --         (203)
Issuance of common
   stock...............         26         287        --           --             --           --          313
Awards granted.........         --          --        --           --           (313)          --         (313)
Amortization of
   deferred
   compensation........         --          --        --           --            130           --          130
Repayment of loans to
   officers............         --          --        --           --             --          100          100
                            ------     -------    ------      -------        -------      -------      -------
Balance, June 30, 2000.     $4,616     $40,048    $9,142      $(2,294)       $  (942)     $(1,025)     $49,545
                            ======     =======    ======      =======        =======      =======      =======
Balance, January 1,
   2001................     $4,624     $40,107   $11,388        $(118)         $(802)       $(950)     $54,249
Net income.............         --         --      2,691           --             --           --        2,691
Net increase in fair
   value of securities
   classified as
   available-for-sale,
   net of income taxes
   and
   reclassification
   adjustments.........         --          --        --          734             --           --          734
                            ------     -------    ------      -------        -------      -------      -------
Total comprehensive
   income..............         --          --     2,691          734             --           --        3,425
                            ------     -------    ------      -------        -------      -------      -------
Cash dividends
   declared ($0.05 per
   share)..............         --          --      (234)          --             --           --         (234)
Issuance of common
   stock...............         57         483        --           --           (364)          --          176
Awards granted.........         --          --        --           --             93           --           93
Amortization of
   deferred
   compensation........         --          --        --           --            117           --          117
Repayment of loans to
   officers............         --          --        --           --             --           --           --
                            ------     -------    ------      -------        -------      -------      -------
Balance, June 30, 2001.     $4,681     $40,590   $13,845      $   616        $  (956)     $  (950)     $57,826
                            ======     =======   =======      =======        =======      =======      =======

   The accompanying notes to consolidated financial statements are an integral part of these statements.

                      PRIVATEBANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               SIX MONTHS ENDED JUNE 30, 2001 AND 2000 (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                          SIX MONTHS ENDED
                                                                                              JUNE 30,
                                                                                    --------------------------
                                                                                        2001           2000
                                                                                    -----------     ----------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income.....................................................................      $   2,691       $   1,947
                                                                                     ---------       ---------
Adjustments to reconcile net income to net cash provided by operating activities
   Depreciation and amortization...............................................            673             371
   Goodwill amortization.......................................................            412             319
   Johnson Bank Illinois fair value accretion, net.............................           (145)           (175)
   Amortization of deferred compensation.......................................            117             130
   Provision for loan losses...................................................          1,077             973
   Net gain on sale of securities..............................................           (539)            (92)
   (Decrease) Increase in deferred loan fees...................................           (163)            225
   (Increase) in accrued interest receivable...................................           (468)           (635)
   (Decrease) Increase in accrued interest payable.............................           (886)            772
   (Increase) Decrease in other assets.........................................         (1,467)            854
   Increase in other liabilities...............................................          3,188           1,137
                                                                                     ---------       ---------
   Total adjustments...........................................................          1,799           3,879
                                                                                     ---------       ---------
   Net cash provided by operating activities...................................          4,490           5,826
                                                                                     ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities, paydowns, and sales of securities....................         62,966          14,738
Purchase of securities available-for-sale......................................       (113,626)        (20,072)
Johnson Bank Illinois acquisition, net of cash received........................             --         (15,753)
Capitalization of The PrivateBank (St. Louis)..................................             --          (8,000)
Net loan principal advanced....................................................        (67,311)       (100,423)
Bank premises and equipment expenditures.......................................           (752)         (1,391)
                                                                                     ---------       ---------
   Net cash used in investing activities.......................................       (118,723)       (130,901)
                                                                                     ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in total deposits.................................................         80,256          54,237
Issuance of common stock.......................................................            269              --
Issuance of Trust Preferred Securities.........................................         20,000              --
Dividends paid.................................................................           (234)           (230)
Net increase in funds borrowed.................................................          9,249          50,302
                                                                                     ---------       ---------
   Net cash provided by financing activities...................................        109,540         104,309
                                                                                     ---------       ---------
Net (decrease) in cash and cash equivalents....................................         (4,693)        (20,766)
Cash and cash equivalents at beginning of year.................................         40,513          44,183
                                                                                     ---------       ---------
Cash and cash equivalents at end of period.....................................      $  35,820       $  23,417
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

     The annualized results of operations for the quarter and the six months ended June 30, 2001 are not necessarily indicative of the results expected for the full year ending December 31, 2001. The accompanying consolidated financial statements are unaudited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, or cash flows in accordance with generally accepted accounting principles. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-K (File No. 000-25887).

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

                          NOTE 2 -- EARNINGS PER SHARE

     The following table shows the computation of basic and diluted earnings per share (in thousands except per share data):

                                                                   THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                        JUNE 30,                     JUNE 30,
                                                               ------------------------      ------------------------
                                                                  2001           2000           2001           2000
                                                               ----------     ---------      ---------      ---------
Net Income...............................................       $1,358          $1,098         $2,691          $1,947
Average common shares outstanding........................        4,682           4,601          4,665           4,596
Average common shares equivalent(1)......................          173             151            154             171

Weighted average common shares and common share
   equivalents...........................................        4,855           4,752          4,819           4,767
Net income per average common share - basic..............       $ 0.29          $ 0.24           0.58          $ 0.42
Net income per average common share - diluted............       $ 0.28          $ 0.23           0.56          $ 0.41

---------------------------------------
(1) Common shares equivalent result from stock options being treated as if they had been exercised and are computed by application of the treasury stock method.

                        NOTE 3 - NEW ACCOUNTING STANDARDS

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets".

     SFAS No. 141 applies to all business combinations completed after June 30, 2001. All future business combinations must be recorded using the purchase method of accounting. As the Company contemplates further acquisitions as part of its growth strategy, this Statement will likely have an impact on the Company's future financial statements.

     SFAS No. 142 supercedes APB Opinion No. 17 "Intangible Assets" and addresses the mandatory accounting of intangible assets and goodwill. Adoption of this Statement is required beginning January 1, 2002 in relation to all of the Company's goodwill and intangible assets. Early application of this standard is not permitted. The Statement discontinues the regular amortization of goodwill and a transitional impairment test of goodwill is required as of January 1, 2002. An annual impairment test of goodwill is required every year thereafter. Impairment losses from goodwill recognized in the initial application of this Statement are to be reported as resulting from a change in accounting principal. Impairment losses in subsequent years should be recorded as operating expenses. Goodwill at June 30, 2001 totaled $11.2 million and is currently being amortized using a straight-line method over fifteen years. Goodwill amortization for the six months ended June 30, 2001 totaled $412,000. Although the assessmnent to be required by SFAS No. 142 upon adoption has not yet been completed, under current accounting rules, the Company is also required to write down the value of goodwill if that goodwill becomes impaired and, to date, the Company has not incurred any goodwill impairment. Any future acquisitions completed by the Company will also be subject to this Statement. The Company does not own any other intangible assets.

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

     In September 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 140 ("FAS No. 140"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", a replacement of FASB Statement No. 125. The new statement, while largely including the provisions of FAS 125, revises the standards for accounting for securitizations and requires certain disclosures. FAS No. 140 is effective for all transfers of financial assets occurring after March 31, 2001 and for disclosures relating to securitization transactions for fiscal years ending after December 15, 2000. The adoption of FAS 140 did not have a material impact on the Company.

                           NOTE 4 - OPERATING SEGMENTS

     The Company manages its operations in four lines of business: The PrivateBank (Chicago), The PrivateBank (St. Louis), Wealth Management and Holding Company Activities. For purposes of making operating decisions and assessing performance, management regards The PrivateBank (Chicago), The PrivateBank (St. Louis), Wealth Management and the Holding Company as four operating segments. The Company's investment portfolios are included in total assets and reported in the results of The PrivateBank (Chicago) and The PrivateBank (St. Louis). The business segments summarized below and in the following tables are primarily managed with a focus on various performance objectives including total assets, total deposits, borrowings, gross loans, total capital and net income.

THE PRIVATEBANK (CHICAGO)

     The PrivateBank (Chicago) through its main office located in downtown Chicago as well as six full-service Chicago suburban locations, provides personal and commercial banking services primarily to affluent individuals, professionals, entrepreneurs and their business interests. Until June 23, 2000, the date The PrivateBank (St. Louis) was established, operations in St. Louis for 2000 consisted of a loan production office of The PrivateBank (Chicago) and those activities are reflected in the segment reporting for The PrivateBank (Chicago). The PrivateBank (Chicago)'s commercial lending products include lines of credit for working capital, term loans for equipment and letters of credit to support the commitments made by its clients. Non-credit products include lock-box, cash concentration accounts, merchant credit card processing, electronic funds transfer, other cash management products and insurance. The PrivateBank (Chicago) offers a full range of real estate lending products including fixed and floating rate permanent and mini-permanent mortgages, construction and commercial real estate loans. Personal loans include installment loans and lines of credit, home equity loans and a wide variety of home mortgage loans.

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

                                            THE PRIVATEBANK (CHICAGO)
                                           ---------------------------
                                                     JUNE 30,
                                           ---------------------------
                                              2001              2000
                                           ----------       ----------
                                                 (IN THOUSANDS)
Total gross loans..................        $ 623,588        $ 578,627
Total assets.......................          893,168          713,875
Total deposits.....................          714,297          598,571
Total borrowings...................           93,378           48,044
Total capital......................           74,209           61,573
Year-to-date net income............            3,969            2,713

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

                                           THE PRIVATEBANK (ST. LOUIS)
                                           ---------------------------
                                                    JUNE 30,
                                           ---------------------------
                                             2001              2000
                                           ----------       ----------
                                                 (IN THOUSANDS)
Total gross loans...................        $ 43,666        $ 4,894
Total assets........................          51,644          8,593
Total deposits......................          36,683            596
Total borrowings....................           7,500            --
Total capital.......................           6,870          7,962
Year-to-date net loss...............            (288)           (38)

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

                                                WEALTH MANAGEMENT
                                           ---------------------------
                                                    JUNE 30,
                                           ---------------------------
                                             2001              2000
                                           ----------       ----------
                                                 (IN THOUSANDS)
Trust assets under administration...        $ 712,000        $ 762,000
Trust fee revenue...................            1,398            1,090
Year-to-date net income.............              300               87

     The following table indicates the break-down of our trust assets under administration at June 30, 2001 by account classification and related gross revenue for the six months ended June 30, 2001:

                                            AT OR FOR THE SIX MONTHS
                                               ENDED JUNE 30, 2001
                                           ---------------------------
                                            MARKET VALUE      REVENUE
                                           --------------   ----------
             ACCOUNT TYPE                        (IN THOUSANDS)
             ------------
Personal trust-managed...............        $ 263,449        $   760
Agency-managed.......................          107,709            317
Custody..............................          307,089            295
Employee benefits-managed............           33,753             26
                                             ---------        -------
   Total.............................        $ 712,000        $ 1,398
                                             =========        =======

HOLDING COMPANY ACTIVITIES

     Holding Company Activities consist of parent company only matters. The Holding Company's most significant assets are its net investments in its two banking subsidiaries, The PrivateBank (Chicago) and The PrivateBank (St. Louis). During the first quarter 2001, the Holding Company issued $20.0 million of subordinated debentures which are accounted for as long-term debt and also qualify as Tier 1 and Tier 2 capital. The Tier 1 qualifying amount is limited to 25.0% of Tier 1 capital under Federal Reserve regulations. The excess amount qualifies as Tier 2 capital. Holding Company Activities are reflected primarily by interest expense on borrowings and operating expenses. Recurring holding company operating expenses consist of compensation (amortization of restricted stock awards, other salary expense) and miscellaneous professional fees.

                                            HOLDING COMPANY ACTIVITIES
                                            --------------------------
                                                    JUNE 30,
                                            --------------------------
                                               2001            2000
                                            ----------     -----------
                                                (IN THOUSANDS)
Total assets.......................        $ 83,082         $  70,375
Total borrowings...................           5,250            20,500
Long term debt - Trust Preferred
   Securities......................          20,000                --
Interest expense...................           1,036               371
Total capital......................          57,827            49,545
Year-to-date net loss..............          (1,290)             (814)

     The following table identifies the significant differences between the sum of the reportable segments and the reported consolidated results for total assets:

                                                  TOTAL ASSETS
                                          ----------------------------
                                                    JUNE 30,
                                          ----------------------------
                                             2001              2000
                                          ------------     -----------
                                                 (IN THOUSANDS)
Sum of reportable segments..........      $ 1,027,894       $  792,843
Adjustments.........................          (83,007)         (69,820)
                                          -----------       ----------
Consolidated PrivateBancorp, Inc....      $   944,887       $  723,023
                                          ===========       ==========

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

             NOTE 5 -- ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENT

     The carrying values and estimated fair values of financial instruments as of June 30, 2001, have not materially changed on a relative basis from the carrying values and estimated fair values of financial instruments disclosed as of December 31, 2000.

                      NOTE 6 -- OTHER COMPREHENSIVE INCOME

     Change in the fair value of securities available-for-sale is presented on a net basis on the Consolidated Statement of Changes in Stockholders' Equity. The following table discloses the changes in other comprehensive income for the six months ended June 30, 2001 and 2000, on a gross basis (in thousands):

                                                                         JUNE 30, 2001
                                                        ---------------------------------------------
                                                           BEFORE             TAX             NET OF
                                                            TAX            (BENEFIT)           TAX
                                                           AMOUNT           EXPENSE           AMOUNT
                                                        -----------        ---------        ----------
Net unrealized gains on securities
   available-for-sale--
Net unrealized holding gains......................         $1,564            $  444           $1,120
Less:  reclassification adjustment for gain
   included in net income.........................            539               153              386
                                                           ------            ------           ------
Net unrealized gains..............................         $1,025            $  291           $  734
                                                           ======            ======           ======

                                                                         JUNE 30, 2000
                                                        ---------------------------------------------
                                                           BEFORE             TAX             NET OF
                                                            TAX            (BENEFIT)           TAX
                                                           AMOUNT           EXPENSE           AMOUNT
                                                        -----------        ---------        ----------
Net unrealized gains on securities
   available-for-sale--
Net unrealized holding gains......................         $  877            $  298           $  579
Less:  reclassification adjustment for gain
   included in net income.........................             92                31               61
                                                           ------            ------           ------
Net unrealized gains..............................         $  785            $  267           $  518
                                                           ======            ======           ======

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

                            NOTE 9 -- FUNDS BORROWED

     A summary of all funds borrowed and outstanding at June 30, 2001, December 31, 2000 and June 30, 2000 is presented in the table below:

                                           CURRENT                    JUNE 30,      DECEMBER 31,       JUNE 30,
                                           RATE(1)     MATURITY         2001            2000             2000
                                           -------     --------         ----            ----             ----
                                                                     (DOLLARS IN THOUSANDS)
FUNDS BORROWED:
Borrowings under revolving line of
   credit.............................       4.93%     02/11/02     $      250         $ 18,000        $ 15,500
Subordinated note.....................       4.57      02/11/07          5,000            5,000           5,000
FHLB floating rate advanced(2)........       6.77      05/01/01             --           10,000          10,000
FHLB fixed advance....................       6.50      10/23/05         25,000           25,000              --
FHLB fixed advance....................       6.49      11/13/01          2,000            2,000              --
FHLB fixed advance....................       6.21      12/05/03         30,000           30,000          30,000
FHLB fixed advance....................       5.91      06/21/02            500              500              --
FHLB fixed advance....................       5.89      12/20/02          1,000            1,000              --
FHLB fixed advance....................       5.40      08/27/00             --               --           4,000
FHLB fixed advance....................       5.33      07/22/02          1,000               --              --
FHLB fixed advance....................       5.21      01/22/02          1,000               --              --
FHLB fixed advance....................       5.02      03/06/02          1,000               --              --
FHLB fixed advance....................       4.30      02/01/02         25,000               --              --
FHLB fixed advance....................       4.21      05/13/02          1,000               --              --
Fed funds purchased...................       4.16        Daily          10,000            2,700           2,400
Demand repurchase agreements..........       3.00        Daily           3,378            2,679           1,644
                                                                      --------         --------        --------
   Total funds borrowed...............                                $106,128         $ 96,879        $ 68,544
                                                                      ========         ========        ========

---------------------------------------
(1)     Reflects the rate in effect as of June 30, 2001, or at maturity, if the advance matured prior to June 30, 2001.
(2)     The rate on this FHLB floating rate advance is set at one-month LIBOR minus five basis points.
(3)     Demand repurchase agreements are a form of retail repurchase agreements offered to certain clients of The PrivateBank
        (Chicago).  Funds are swept each business day from the client's demand deposit account.  These amounts are not deposits and are not insured, but are secured by a pool of securities pledged specifically for this purpose.

     On February 11, 2000, the Company entered into a two-year, $18.0 million revolving credit facility with a commercial bank. The interest rate on borrowings under this revolving line resets quarterly, and is based on, at our option, either the lender's prime rate or three-month LIBOR plus 120 basis points. The Company has elected to pay interest based on the three-month LIBOR rate plus 120 basis points. The initial rate of interest on the revolver was 7.20%, and most recently reset to 4.93% on June 26, 2001. The collateral for this borrowing consists of the common stock of The PrivateBank (Chicago) and The PrivateBank (St. Louis), which is held in custody by the lender. Upon issuing $20.0 million of trust preferred securities on February 8, 2001, the Company repaid the $18.0 million outstanding under the revolving credit facility. In June 2001, the Company increased the borrowings on the credit facility to $250,000 for general business purposes.

     On February 11, 2000, the Company entered into a subordinated note issued to Johnson International, Inc. in the principal amount of $5.0 million. The interest on the subordinated note is reset each quarter based on the three-month LIBOR rate. The note is payable in full on or before February 11, 2007, and provides for certain rate escalation beginning after February 11, 2002. The initial rate of interest on the subordinated note was 6.60% and most recently reset to 4.57% on May 11, 2001. The Company has the right to repay the subordinated note at any time after giving at least 30 days, but not more than 60 days' advance notice.

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

     The trust preferred securities are recorded as long-term debt of the Company. The trust received net proceeds of approximately $18.9 million after deducting underwriting commissions and offering expenses and including the underwriters' over-allotment shares. A portion of the preferred securities is eligible for treatment as Tier I capital as allowed by the Federal Reserve.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     PrivateBancorp, Inc. ("the Company") was organized as a Delaware corporation in 1989 to serve as the holding company for a Chicago-based de novo bank designed to provide highly personalized financial services primarily to affluent individuals, professionals, entrepreneurs and their business interests. Through the Company's banking subsidiaries, The PrivateBank and Trust Company ("The PrivateBank (Chicago)") and The PrivateBank (St. Louis), the Company provides its clients with traditional personal and commercial banking services, lending programs, and wealth management services. Using the European tradition of "private banking" as the model, the Company strives to develop a unique relationship with clients, utilizing a team of managing directors to serve the clients' individual and corporate banking needs, and tailoring products and services to meet such needs. Currently, the Company has seven Chicago-area offices: Downtown Chicago, Wilmette, Illinois, Oak Brook, Illinois, St. Charles, Illinois, Lake Forest, Illinois, Winnetka, Illinois, and Geneva, Illinois. During 2000, the Company expanded to the St. Louis market where it opened a new federal savings bank, The PrivateBank (St. Louis). Managing directors are strategically located at all of these locations.

     The flagship downtown Chicago location opened in 1991. The Company expanded to Wilmette in north suburban Cook County in 1994, and the Oak Brook facility in west suburban DuPage County was established in 1997. The Company established the St. Charles office in January 2000, in connection with its purchase of Towne Square Financial Corporation (a company in the process of forming a de novo bank) on August 3, 1999. On February 11, 2000, the Company consummated its acquisition of Johnson Bank Illinois, adding additional locations of The PrivateBank (Chicago) in Lake Forest and Winnetka, Illinois on Chicago's North Shore. During the second quarter 2000, the Company received regulatory approval to establish a new banking subsidiary and on June 23, 2000, the Company capitalized The PrivateBank (St. Louis). The PrivateBank (St. Louis) became fully operational in June 2000. In May 2001, The PrivateBank (Chicago) opened a new office in Geneva, Illinois.

     For financial information regarding the Company's four separate lines of business, The PrivateBank (Chicago), The PrivateBank (St. Louis), Wealth Management and Holding Company Activities, see "Note 4 -- Operating Segments" to the unaudited consolidated financial statements of the Company included in this report.

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

    RESULTS OF OPERATIONS - THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000

NET INCOME

     Net income for the second quarter ended June 30, 2001, was $1,358,000, up 24% compared to second quarter 2000 net income of $1,098,000. Earnings increased to $0.28 per diluted share in the second quarter 2001 compared to $0.23 per diluted share in the second quarter 2000. Net income for the six months ended June 30, 2001 increased 38.2% to $2,691,000, or $0.56 per diluted share, compared to $1,947,000, or $0.41 per diluted share, for the same period last year. The increase in net income on a year to date basis as compared to the same period in 2000 highlights the impact of strong balance sheet and revenue growth.

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

         Net interest income was $6.7 million during the three months ended June 30, 2001 compared to $6.0 million for the second quarter 2000, an increase of 12%. Average earning assets during the second quarter 2001 were $864.0 million, an increase of 33.3% over the prior year second quarter. The Company's net interest margin (tax equivalent net interest income as a percentage of earning assets) was 3.25% for the three months ended June 30, 2001, compared to 3.81% for the prior year period. The continuing decline in market interest rates during the quarter resulted in compression of net interest margin as compared to the first quarter of 2001 and the prior year second quarter. During the third quarter of 2001, the Company expects to continue to experience declines in net interest margin if market rates of interest continue to decline. As interest rates decline, the portion of the Company's loan portfolio that is based on floating rates will re-price downward. Likewise, deposits and floating rate borrowings will re-price downward, which will reduce the rates earned on assets.

         Net interest income on a tax equivalent basis was $13.8 and $11.3 million for the six months ended June 30, 2001 and 2000, respectively. Net interest margin was 3.30% for the six months ended June 30, 2001 compared to 3.68% for the prior year period. The decrease in net interest margin during the six months ended June 30, 2001 as compared to the six months ended June 30, 2000 is attributable to the decreases in market rates during the year as well as to the issuance of $20.0 million of trust preferred securities on February 8, 2001. These securities bear interest at a fixed rate of 9.50%. The effect of the trust preferred issuance will be to compress net interest margin in a falling interest rate environment.

     The following tables present a summary of the Company's net interest income and related net interest margin, calculated on a tax equivalent basis (dollars in thousands):

                                                               THREE MONTHS ENDED JUNE 30,
                                        --------------------------------------------------------------------------
                                                      2001                                    2000
                                        -------------------------------------   ----------------------------------
                                        AVERAGE                                AVERAGE
                                        BALANCE     INTEREST       RATE        BALANCE      INTEREST       RATE
                                        -------     --------       ----        -------      --------       ----
Short-term investments............      $  2,724     $     31      4.46%       $  5,103      $     78       6.08%
Investment securities(1)..........       212,536        3,711      6.98%         98,938         1,763       7.13%
Loans, net of unearned discount(2)       648,759       12,963      7.96%        544,207        12,167       8.91%
                                        --------     --------                  --------      --------
Total earning assets..............      $864,019     $ 16,705      7.71%       $648,248      $ 14,008       8.61%
                                        ========     ========                  ========      ========
Interest-bearing deposits.........      $651,838     $  7,595      4.67%       $515,103      $  6,754       5.26%
Funds borrowed....................       110,708        1,545      5.52%         62,361         1,027       6.52%
Long-term debt - Trust Preferred
   Securities.....................        20,000          475      9.50%            --             --         --
                                        --------     --------                  -------        -------
Total interest-bearing liabilities      $782,546        9,615      4.92%       $577,464         7,781       5.39%
                                        ========     --------                  ========       -------
Tax equivalent net interest income                   $  7,090                                 $ 6,227
                                                     ========                                 =======
Net interest spread...............                                 2.79%                                    3.22%
Net interest margin...............                                 3.25%                                    3.81%

                                                                SIX MONTHS ENDED JUNE 30,
                                        ----------------------------------------------------------------------------
                                                      2001                                    2000
                                        ------------------------------------   -------------------------------------
                                        AVERAGE                                AVERAGE
                                        BALANCE     INTEREST       RATE        BALANCE      INTEREST       RATE
                                        -------     --------       ----        -------      --------       ----
Short-term investments............      $  7,498    $     208      5.51%       $ 16,240       $   465       5.67%
Investment securities(1)..........       200,363        7,177      7.16%         95,725         3,366       7.04%
Loans, net of unearned discount(2)       624,220       26,024      8.35%        498,155        21,642       8.65%
                                        --------     --------                  --------       -------
Total earning assets..............      $832,081     $ 33,409      8.04%       $610,120       $25,473       8.32%
                                        ========     ========                  ========       =======
Interest-bearing deposits.........       638,487       15,797      4.99%       $500,580       $12,809       5.13%
Funds borrowed....................       100,967        3,052      6.01%         39,345         1,323       6.65%
Long-term debt - Trust Preferred                                                     --
                                                                               --------
   Securities(3)..................        15,801          744      9.37%                          --           --
                                        --------     --------                  --------       -------
Total interest-bearing liabilities      $755,255       19,593      5.22%       $539,925        14,132       5.24%
                                        ========     --------                  ========       -------
Tax equivalent net interest income                   $ 13,816                                 $11,341
                                                     ========                                 =======
Net interest spread...............                                 2.82%                                    3.08%
Net interest margin...............                                 3.30%                                    3.68%

---------------------------------------
(1)     Interest income on tax-advantaged investment securities reflects a tax equivalent adjustment based on a marginal federal corporate tax rate of
        34%. The total tax equivalent adjustment reflected in the above table is approximately $384,000 and $219,000 in the second quarter of 2001 and
        2000, respectively, and $649,000 and $439,000 for the six months ended
        2001 and 2000, respectively.
(2)     Nonaccrual loans are included in the average balances and do not have a material effect on the average yield. Interest on non-accruing loans was not material for the periods presented.
(3)     The trust  preferred  securities  pay a 9.50% fixed rate of  interest.
        The yield above is based on the interest  period from  February 8, 2001 to June 30, 2001.

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

                        THREE MONTHS ENDED JUNE 30, 2001
                  COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

                                            CHANGE       CHANGE
                                            DUE TO       DUE TO        CHANGE        TOTAL
                                             RATE         VOLUME      DUE TO MIX     CHANGE
                                             ----         ------      ----------     ------
                                                        (DOLLARS IN THOUSANDS)
Short-term investments................      $   (21) $       (36)      $    10       $   (47)
Investment securities.................          (37)       2,019           (34)        1,948
Loans, net of unearned discount.......       (1,289)       2,323          (238)          796
                                            -------      -------       -------       -------
   Total interest income..............       (1,247)       4,306          (262)        2,697
                                            -------      -------       -------       -------
Interest-bearing deposits.............         (758)       1,793          (194)          841
Funds borrowed........................         (155)         786          (113)          518
Long-term debt - Trust Preferred
   Securities.........................           --           --           475           475
                                            -------      -------       -------       -------
   Total interest expense.............         (913)       2,579           168         1,834
                                            -------      -------       -------       -------
Net interest income...................      $  (434)     $ 1,727       $  (430)      $   863
                                            =======      =======       =======       =======

                         SIX MONTHS ENDED JUNE 30, 2001
                   COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

                                             CHANGE       CHANGE
                                             DUE TO       DUE TO        CHANGE        TOTAL
                                             RATE         VOLUME      DUE TO MIX     CHANGE
                                             ----         ------      ----------     ------
                                                          (DOLLARS IN THOUSANDS)
Short-term investments................      $   (13)     $  (246)      $     2  $       (257)
Investment securities.................           57        3,653           101         3,811
Loans, net of unearned discount.......         (741)       5,407          (284)        4,382
                                            -------      -------       -------       -------
   Total interest income..............         (697)       8,814          (181)        7,936
                                            -------      -------       -------       -------
Interest-bearing deposits.............         (348)       3,508          (172)        2,988
Funds borrowed........................         (125)       2,032          (178)        1,729
Long-term debt - Trust Preferred
   Securities.........................           --           --           744           744
                                            -------      -------       -------       -------
   Total interest expense.............         (473)       5,540           394         5,461
                                            -------      -------       -------       -------
Net interest income...................      $  (224)     $ 3,274       $  (575)      $ 2,475
                                            =======      =======       =======       =======

PROVISION FOR LOAN LOSSES

     The Company's provision for loan losses was $738,000 for the second quarter of 2001, compared to $662,000 for the comparable period in 2000. The Company's provision for loan losses was $1.1 million for the six months ended June 30, 2001 compared to $973,000 for the comparable period in 2000. Increases in the provision for loan losses compared to the prior year periods are related to the growth in the loan portfolio.

     The Company maintains an adequate allowance for loan losses that are probable and inherent in the portfolio. The provision for loan losses is the result of management's latest assessment of the inherent losses in the loan portfolio. A discussion of the allowance for loan losses and the factors on which provisions are based begins on page 24.

NON-INTEREST INCOME

     Non-interest income for the quarter grew to $1.3 million, reflecting an increase of $540,000 or 71.9% higher compared to the first quarter of 2000. Banking income, comprised of service charges on deposits and other products, increased to $212,000 from $168,200 a year ago quarter, which represents a 26.0% increase. The increase in service charge income during the second quarter 2001 as compared to the prior year quarter is due to the implementation of a new service fee structure that became effective in December 2000. Trust assets under administration decreased 6.6% to $712.0 million at June 30, 2001 compared to $762.0 million at June 30, 2000, attributable primarily to market declines affecting portfolio equity values. Despite the decline in the level of trust assets under administration, trust fee revenue increased by $157,000 to $708,000 for the quarter ended June 30, 2001, an increase of 29.0% over the prior year quarter. The increase reflects a continued change in the mix of trust accounts to more profitable account arrangements.

     The increase in non-interest income is also attributable to gains on securities. Net securities gains totaled $353,000 during the second quarter of 2001, compared to none in the second quarter of 2000. During the second quarter 2001, the Company was able to take advantage of volatility in the financial markets while repositioning its investment portfolio for protection in the declining market rate environment.

     Non-interest income increased approximately $898,000 or 61.0% to $2.4 million for the first half of 2001, as compared to $1.5 million for the comparable period in 2000. Trust income increased by $308,000 to $1.4 million for the six months ended June 30, 2001, reflecting an increase of 28.3% over the six months ended June 30, 2000. Banking services income increased by approximately $179,000 to $434,000 for the six months ended June 30, 2001 as compared to $256,000 for the six months ended June 30, 2000. Net securities gains for the six months ended June 30, 2001 were $539,000 compared to $126,000 for the comparable prior year period. During the six months ended June 30, 2001, the Company was able to take advantage of market interest rate volatility to achieve interest rate risk management objectives, realize gains on investments and purchase investment securities with enhanced return opportunities.

NON-INTEREST EXPENSE

                                              THREE MONTHS ENDED        SIX MONTHS ENDED
                                                    JUNE 30,                JUNE 30,
                                              ------------------     ---------------------
                                               2001        2000        2001          2000
                                               ----        ----        ----          ----
                                                (IN THOUSANDS)            (IN THOUSANDS)

Salaries and employee benefits........        $ 1,855     $  1,818   $  4,289     $ 3,695
Occupancy.............................            960          764      1,848       1,377
Professional fees.....................            752          596      1,290       1,171
Marketing.............................            265          300        614         609
Data processing.......................            268          190        572         353
Postage, telephone and delivery.......            200          167        381         283
Office supplies and printing..........            110          122        192         235
Insurance.............................             88           70        181         138
Goodwill..............................            206          206        412         319
Other expense.........................            705          219        923         309
                                              --------    --------   --------     -------
Total non-interest expense............        $  5,409    $  4,452   $ 10,702     $ 8,489
                                              ========    =========  =========    =======

     Non-interest expense increased to $5.4 million in the second quarter of 2001 from $4.5 million in the second quarter of 2000, an increase of 21.5%. This increase is due to higher operating expenses associated with being fully operational in St. Louis. The Company's efficiency ratio was 64.5% for the second quarter 2001 as compared to the 63.8% for the second quarter 2000. On a tax-equivalent basis, this ratio indicates that in the second quarter of 2001, the Company spent 64.5 cents to generate each dollar of revenue, compared to
63.8 cents in the second quarter of

2000. During 2001, we expect to continue to incur operating expenses in excess of revenues for The PrivateBank (St. Louis) and for the new office established in Geneva, Illinois. As a result, the Company expects the efficiency ratio to remain high until business development efforts at the new offices generate revenue sufficient to offset the related operating expenses.

     Salaries and benefits increased 2.0% during the second quarter 2001 as compared to the year ago quarter, reflecting the Company's increased level of full-time equivalent employees to 143 people at June 30, 2001 as compared to 133 people at June 30, 2000. The increase is due primarily to the full effect of the Johnson Bank Illinois acquisition and the opening and staffing of The PrivateBank (St. Louis), and the addition of two senior officers responsible for establishing the Geneva office.

     Occupancy expense increased to $960,000 during the second quarter 2001, reflecting an increase of 25.7% over the prior year quarter. Occupancy expense during the second quarter 2001 reflects the addition of a new floor of office space in the downtown Chicago office dedicated specifically to the Wealth Management Department, the addition of new office space in Geneva, Illinois, as well as depreciation of certain fixed assets, software and equipment. In connection with the renovation of the Company's information technology platform, the Company has purchased and capitalized new equipment and software that is being depreciated over a period of 3 to 5 years, which has had the effect of increasing occupancy expense during the second quarter 2001.

     Data processing expenses increased to $268,000 during the quarter, a 41.1% increase over the prior year quarter. The opening of The PrivateBank (St. Louis) in June 2000 requires additional data processing support on a monthly basis. Additionally, the second quarter 2001 results reflect data processing costs associated with the opening of the Geneva office.

     Postage, telephone and delivery increased to $200,000 during the second quarter 2001, an increase of 19.8% over the prior year quarter. The addition of The PrivateBank (St. Louis) and the Geneva office to The PrivateBank (Chicago) increased the delivery costs related to the processing of transactions, which are sent daily to a third-party processing area. In addition, postal rates increased effective January 1, 2001.

     Office supplies and printing costs decreased to $110,000 during the second quarter 2001, a 9.8% decline as compared to the prior year quarter. During the second quarter 2000, the Company incurred one-time supplies and printing costs associated with the opening of The PrivateBank (St. Louis).

     Insurance expense increased to $88,000, an increase of 25.7% over the prior year quarter. The additions of a new office and employees as well as the establishment of The PrivateBank (St. Louis) have all contributed to increased levels of insurance costs during the second quarter 2001.

     Included in other non-interest expense during the second quarter ended June 30, 2001 were non-recurring charges in the amount of $561,000 related to the resolution of certain items associated with prior systems conversions.

     Non-interest expense increased to $10.7 million for the first six months of 2001 from $8.5 for the first six months of 2000, an increase of 26.1%. This increase is due to expenses incurred in connection with the Company's expansion initiatives, namely the opening of two new offices through the Johnson Bank Illinois acquisition, the expansion of the St. Louis office and the opening of the Geneva office. The Company's efficiency ratio remained level at 66.1% for the first six months of 2001 as compared to 66.2% for the first six months of 2000

     Salaries and benefits increased 16.1% during the first six months of 2001 as compared to last year, reflecting the Company's increased level of full-time equivalent employees to 143 people at June 30, 2001 as compared to 133 people at June 30, 2000. The increase is due primarily to the full effect of the Johnson Bank Illinois acquisition, the opening and staffing of the PrivateBank (St. Louis), and the addition of two senior officers responsible for establishing the Geneva office.

     Occupancy expense increased to $1.9 million for the first six months of 2001, from $1.4 million for the first six months of 2000, reflecting an increase of 34.2%. The rental of an additional floor in the downtown Chicago office, the addition of office space in Geneva and the depreciation of certain fixed assets, software and equipment comprise this increase.

     During the six months ended June 30, 2001, professional fees increased by $119,000 over the prior year's first six months. The 10.2% increase in professional fees reflects increased legal, accounting and information-system consultation services.

     Office supplies and printing expenses decreased 18.3% for the first six months of 2000 from the year-ago period's level of $235,000 to $192,000, reflecting an improvement in cost controls. Data processing fees increased from $353,000 for the first six months of 2000 to $572,000 for the first six months of 2001, an increase of 62.0%, attributable to increased demand from new branch offices.

INCOME TAXES

     The following table shows the Company's income before income taxes, applicable income taxes and effective tax rate for the six months ended June 30, 2001 and 2000, respectively (in thousands):

                                       SIX MONTHS ENDED
                                           JUNE 30,
                                    -----------------------
                                      2001           2000
                                    -------         -------
Income before taxes..........       $ 3,759        $ 2,914
Income tax provision.........         1,068            967
Effective tax rate...........          28.4%          33.2%


     The lower effective tax rate for the second quarter 2001 as compared to the prior year quarter is partially attributable to an increase in the amount of federally tax exempt municipal investment securities held in the Company's securities portfolio. Tax-exempt municipal securities increased from $37.4 million at December 31, 2000 to $78.0 million at June 30, 2001. The effective income tax rate varies from statutory rates principally due to certain interest income which is tax-exempt for federal or state purposes, and certain expenses which are disallowed for tax purposes.

                               FINANCIAL CONDITION

     Total assets were $944.9 million at June 30, 2001, an increase of $115.4 million, or 13.9% over $829.5 million at December 31, 2000, and an increase of $221.9 million, or 30.7% over $723.0 million at June 30, 2000. The balance sheet growth during the six months ended June 30, 2001 was accomplished mainly through loan growth throughout the Company and growth in the investment securities portfolio. The growth in assets was funded through excess liquidity, growth in deposits and an increase in long-term debt that resulted from the issuance of $20.0 million of trust preferred securities.

LOANS

     Total loans increased to $666.7 million, an increase of $67.3 million, or 11.2%, from $599.4 million at December 31, 2000 and an increase of $83.2 million, or 14.3%, from $583.5 million at June 30, 2000.

     The PrivateBank (St. Louis) had loans outstanding of $43.7 million as of June 30, 2001, growth of $18.5 million since December 31, 2000. The remaining loan growth experienced by the Company since December 31, 2000 of $48.8 million was generated by The PrivateBank (Chicago). All of The PrivateBank (Chicago) offices posted strong gains in loan volume.

     The following table sets forth the Company's loan portfolio net of unearned discount by category (in thousands) at the following dates:

                                       JUNE 30,      DECEMBER 31,       JUNE 30,
                                        2001            2000             2000
                                        ----            ----             ----
LOANS
Commercial real estate........        $240,200        $206,464         $200,088
Residential real estate.......          90,466          86,052           92,006
Commercial....................         134,626         137,343          153,416
Personal(1)...................         117,230         108,427           99,191
Construction..................          84,188          61,143           38,821
                                      --------        --------         --------
   Total loans................        $666,710        $599,429         $583,522
                                      ========        ========         ========

---------------------------------------
(1)     Includes home equity loans and overdraft lines.

ALLOWANCE FOR LOAN LOSSES

     Loan quality is continually monitored by management and reviewed by the loan/investment committees of the boards of directors of the banks on a monthly basis. The Company maintains an allowance for loan losses sufficient to absorb credit losses inherent in the loan portfolio. Additions to the allowance for loan losses, which are charged to earnings through the provision for loan losses, are made in the amount determined necessary to maintain an adequate allowance based on a variety of factors, including assessment of the credit risk of the portfolio, delinquent loans, evaluation of current economic conditions in the market area, actual charge-offs during the year and historical loss experience.

     The allowance for loan losses represents the Company's estimate of probable losses in the portfolio at each balance sheet date and is supported by all available and relevant information. The allowance for the loan losses contains provisions for probable losses that have been identified relating to specific borrowing relationships as well as probable losses inherent in the loan portfolio and credit undertakings that are not specifically identified. The allowance for loan losses as a percentage of total loans was 1.03% at June 30, 2001, 1.02% at December 31, 2000 and 1.02% at June 30, 2000. The Company
believes that the allowance for loan losses is adequate to provide for estimated probable credit losses inherent in the loan portfolio.

     Net charge-offs totaled $297,000 for the quarter ended June 30, 2001 versus net charge-offs of $381,000 in the year earlier period. The provision for loan losses was $738,000 in the second quarter of 2001, versus $662,000 in the second quarter of 2000. Management judges the adequacy of the allowance by formally reviewing and analyzing potential problem credits, which entails assessing current and historical loss experience, loan portfolio trends, prevailing economic and business conditions, specific loan review and other relevant factors.

     Following is a summary of changes in the allowance for loan losses for the six months ended June 30, 2001 and 2000 (in thousands):

                                                                       JUNE 30,        JUNE 30,
                                                                         2001            2000
                                                                       ---------       --------

Balance, January 1..............................................        $ 6,108         $ 4,510
Johnson Bank Illinois acquisition allowance for loan loss.......           --               864
Provisions charged to earnings..................................          1,077             973
Loans recovered (charged-off)...................................           (289)           (396)
                                                                        -------         -------
Balance, June 30................................................        $ 6,896         $ 5,951
                                                                        =======         =======


NONPERFORMING LOANS

     Nonaccrual loans were $1.5 million at June 30, 2001 as compared to $24,000 at December 31, 2000 and $635,000 at June 30, 2000.

     Nonperforming loans include nonaccrual loans and accruing loans which are 90 days or more delinquent. Loans in this category include those with characteristics such as past maturity more than 90 days, those that have recent adverse operating cash flow or balance sheet trends, or loans that have general risk characteristics that management believes might jeopardize the future timely collection of principal and interest payments. The balance in this category at any reporting period can fluctuate widely based on the timing of cash collections, renegotiations and renewals. Nonperforming loans were $2.4 million at June 30, 2001, compared to $1.4 million at December 31, 2000 and $991,000 at June 30, 2000. Nonperforming loans were .37%, .24% and .17% of total loans at June 30, 2001, December 31, 2000 and June 30, 2000, respectively. Nonperforming loans were .26%, .17% and .13% of total assets at June 30, 2001, December 31, 2000 and June 30, 2000, respectively.

     Subsequent to June 30, 2001, the Company designated approximately $700,000 of loans that were performing as of June 30, 2001 to nonaccrual status based on recent developments that became available in late July, 2001. Collection efforts continue and the Company has not yet determined the extent of losses to be incurred.

INVESTMENT SECURITIES

     The amortized cost and the estimated fair value of securities at June 30, 2001 and December 31, 2000, were as follows (in thousands):

                                                       INVESTMENT SECURITIES -- AVAILABLE-FOR-SALE
                                               ---------------------------------------------------------
                                                                     JUNE 30, 2001
                                               ---------------------------------------------------------
                                                                 GROSS           GROSS
                                               AMORTIZED       UNREALIZED      UNREALIZED      ESTIMATED
                                                  COST           GAINS           LOSSES        FAIR VALUE
                                               ---------      -----------      ----------      ----------
U.S. Government Agency Obligations.......       $    369       $     29         $    --         $    398
U.S. Government Agency Mortgage Backed
   Securities and Collateralized
   Mortgage Obligations..................         80,811            672            (164)          81,319
Corporate Collateralized Mortgage
   Obligations...........................         24,900             82              --           24,982
Tax Exempt Municipal Securities..........         77,864            661            (521)          78,004
Taxable Municipal Securities.............             --             --              --               --
Federal Home Loan Bank Stock.............         36,381             --              --           36,381
Other....................................          3,247            174              --            3,421
                                                --------       --------         -------         --------
Total....................................       $223,572       $  1,618         $  (685)        $224,505
                                                ========       ========         =======         ========

                                                       INVESTMENT SECURITIES -- AVAILABLE-FOR-SALE
                                               ---------------------------------------------------------
                                                                   DECEMBER 31, 2000
                                               ---------------------------------------------------------
                                                                 GROSS           GROSS
                                               AMORTIZED       UNREALIZED      UNREALIZED      ESTIMATED
                                                  COST           GAINS           LOSSES        FAIR VALUE
                                               ---------      -----------      ----------      ----------
U.S. Government Agency Obligations.......       $  4,326          $ 73          $    --        $   4,399
U.S. Government Agency Mortgage Backed
   Securities and Collateralized
   Mortgage Obligations..................         83,858           680             (191)          84,347
Corporate Collateralized Mortgage
   Obligations...........................         10,189            --              (66)          10,123
Tax Exempt Municipal Securities..........         37,378           187             (921)          36,644
Taxable Municipal Securities.............          1,083            58               --            1,141
Federal Home Loan Bank Stock.............         35,175            --               --           35,175
Other....................................            365            --               --              365
                                                --------          ----          -------         --------
Total....................................       $172,374          $998          $(1,178)        $172,194
                                                ========          ====          =======         ========

     All securities are classified as available-for-sale and may be sold as part of the Company's asset/liability management strategy in response to changes in interest rates, liquidity needs or significant prepayment risk. Securities available-for-sale are carried at fair value, with related unrealized net gains or losses, net of deferred income taxes, recorded as an adjustment to equity capital. At June 30, 2001, net unrealized gains of $933,000 resulted in an increase in reported stockholders' equity. This was an increase of $1.1 million from net unrealized losses of $118,000 recorded as part of equity at December 31, 2000. The increase in unrealized gains in the first six months of 2001 reflects the effect of declining interest rates on tax exempt municipal securities, corporate collateralized mortgage obligations, and other various securities in the portfolio. Additionally, the Company benefited from changes made to the investment portfolio as a result of asset/liability management strategies.

     Securities available for sale increased to $224.5 million at June 30, 2001, up 30.4% from 172.2 million at December 31, 2000. The growth in the investment security portfolio since December 31, 2000 resulted from the continued implementation of the Company's asset/liability management strategy. Tax exempt municipal securities increased by $41.4 million, allowing the Company to provide for net interest margin protection in a falling interest-rate environment. Corporate collateralized mortgage obligations increased $14.9 million in the first six months of 2001.

DEPOSITS AND FUNDS BORROWED

     The following table presents the balances of deposits by category and each category as a percentage of total deposits at June 30, 2001, December 31, 2000 and June 30, 2000:

                                         JUNE 30,                DECEMBER 31,               JUNE 30,
                                          2001                      2000                      2000
                                  --------------------     ----------------------    ---------------------
                                              PERCENT                   PERCENT                    PERCENT
                                   BALANCE    OF TOTAL       BALANCE    OF TOTAL      BALANCE     OF TOTAL
                                   -------    --------       -------    --------      -------     --------
                                                           (DOLLARS IN THOUSANDS)
Demand......................       $ 65,373     8.7%        $ 61,789      9.2%         $ 49,950      8.3%
Savings.....................          9,413     1.3%           8,242      1.2%            7,402      1.3%
Interest-bearing demand.....         44,436     5.9%          51,301      7.7%           34,062      5.7%
Money market................        298,078    39.7%         297,043     44.3%          250,420     41.8%
Certificates of deposit.....        237,454    31.6%         208,029     31.0%          196,311     32.8%
Brokered deposits...........         95,740    12.8%          43,842      6.6%           60,755     10.1%
                                   --------   -----         --------    -----          --------    -----
Total deposits...........          $750,494   100.0%        $670,246    100.0%         $598,900    100.0%
                                   ========   =====         ========    =====          ========    =====

     Total deposits of $750.5 million at June 30, 2001 represent an increase of $80.3 million or 12.0% as compared to total deposits of $670.2 million as of December 31, 2000. Noninterest-bearing deposits increased by 5.8% to $65.4 million at June 30, 2001 as compared to $61.8 million at December 31, 2000. Interest-bearing demand deposits decreased by 13.4% to $44.4 million as compared to $61.8 million at December 31, 2000. Money market accounts increased by $1.0 million to $298.1 million at June 30, 2001 as compared to $297.0 million at December 31, 2000. Certificates of deposits increased by $29.4 million to $237.5 million at June 30, 2001 as compared to $208.0 million at December 31, 2000. Brokered deposits increased by 118.4% to $95.7 million at June 30, 2001 as compared to $43.8 million at December 31, 2000. The Company continued to utilize brokered deposits during the second quarter 2001 as a source of funding for growth in the loan and investment portfolios.

     The Company's membership in the Federal Home Loan Bank System gives it the ability to borrow funds from the Federal Home Loan Bank of Chicago (FHLB) and from the Federal Home Loan Bank of Des Moines (FHLB) for short- or long-term purposes under a variety of programs. The Company has periodically used the services of the FHLB for short-term funding needs and other correspondent services. During 2001, the Company has continued to utilize FHLB advances to fund liquidity of the banks.

     A summary of all funds borrowed and outstanding at June 30, 2001, December 31, 2000 and June 30, 2000 is presented in the table below:

                                            CURRENT                    JUNE 30,      DECEMBER 31,       JUNE 30,
                                            RATE(1)    MATURITY         2001            2000             2000
                                            -------    --------         ----            ----             ----
                                                                 (DOLLARS IN THOUSANDS)
FUNDS BORROWED:
Borrowings under revolving line of
   credit.............................       4.93%     02/11/02       $    250         $ 18,000        $ 15,500
Subordinated note.....................       4.57      02/11/07          5,000            5,000           5,000
FHLB floating rate advanced(2)........       6.77      05/01/01             --           10,000          10,000
FHLB fixed advance....................       6.50      10/23/05         25,000           25,000              --
FHLB fixed advance....................       6.49      11/13/01          2,000            2,000              --
FHLB fixed advance....................       6.21      12/05/03         30,000           30,000          30,000
FHLB fixed advance....................       5.91      06/21/02            500              500              --
FHLB fixed advance....................       5.89      12/20/02          1,000            1,000              --
FHLB fixed advance....................       5.40      08/27/00             --               --           4,000
FHLB fixed advance....................       5.33      07/22/02          1,000               --              --
FHLB fixed advance....................       5.21      01/22/02          1,000               --              --
FHLB fixed advance....................       5.02      03/06/02          1,000               --              --
FHLB fixed advance....................       4.30      02/01/02         25,000               --              --
FHLB fixed advance....................       4.21      05/13/02          1,000               --              --
Fed funds purchased...................       4.16        Daily          10,000            2,700           2,400
Demand repurchase agreements..........       3.00        Daily           3,378            2,679           1,644
                                                                      --------         --------        --------
   Total funds borrowed...............                                $106,128         $ 96,879        $ 68,544
                                                                      ========         ========        ========
---------------------------------------
(1)     Reflects the rate in effect as of June 30, 2001, or at maturity, if the advance matured prior to June 30, 2001.
(2)     The rate on this FHLB floating rate advance is set at one-month LIBOR minus five basis points.
(3)     Demand repurchase agreements are a form of retail repurchase agreements offered to certain clients of The PrivateBank
        (Chicago).  Funds are swept each business day from the client's demand deposit account.  These amounts are not deposits and are not insured, but are secured by a pool of securities pledged specifically for this purpose.


CAPITAL RESOURCES

     During the first quarter 2001, the Company completed the issuance of $20.0 trust preferred securities which qualify as Tier 1 capital up to 25.0% of total Tier 1 capital with the remaining amount treated as Tier 2 capital. At June 30, 2001, $19.1 million of the trust preferred securities was treated as Tier 1 capital. Stockholders' equity rose to $57.8 million at June 30, 2001, an increase of $3.6 million from the 2000 year-end level, due to an increase in year-to-date 2001 net income and to an increase in Accumulated Other Comprehensive Gains, reflecting a $734,000 increase (net of tax) in the fair value of the available-for-sale investment portfolio at June 30, 2001 as compared to the fair value at December 31, 2000.

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

     The following table reflects the Company's consolidated measures of capital at June 30, 2001, December 31, 2000 and June 30, 2000:

                                   JUNE 30,  DECEMBER 31, JUNE 30,
                                     2001       2000        2000
                                   -------   -----------  ---------
Leverage ratio....................   7.26%      5.54%       5.94%
Tier 1 risk-based capital ratio...   9.17%      6.47%       6.84%
Total risk-based capital ratio....  10.98%      8.15%       8.73%
Total equity to total assets......   6.12%      6.53%       6.85%

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

     At June 30, 2001, the Company and each of the banking subsidiaries continued to exceed the minimum levels of all regulatory capital requirements, and were each considered "well capitalized" under all regulatory standards.

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

     Net cash inflows provided by operations were $4.5 million in the first six months of 2001 compared to a net inflow of $5.8 million a year earlier. Net cash outflows from investing activities were $118.7 million in the first six months of 2001 compared to a net cash outflow of $130.9 million a year earlier. Cash inflows from financing activities in the first six months of 2001 were $109.5 million compared to a net inflow of $104.3 million in the first six months of 2000.

     In the event of short-term liquidity needs, the banking subsidiaries may purchase federal funds from correspondent banks. Membership in the Federal Home Loan Bank System gives the banking subsidiaries the ability to borrow funds from the FHLB for short- or long-term purposes under a variety of programs. During 2001, the Company has continued to utilize brokered deposits as an alternative source of funding. Brokered deposits represented 12.8% of total deposits at June 30, 2001 compared to 6.6% of total deposits at December 31, 2000.

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

     The Company measures the impact of interest rate changes on its income statement through the use of gap analysis. The gap represents the net position of assets and liabilities subject to repricing in specified time periods. During any given time period, if the amount of rate sensitive liabilities exceeds the amount of rate sensitive assets, a company would generally be considered negatively gapped and would benefit from falling rates over that period of time. Conversely, a positively gapped company would generally benefit from rising rates. The following tables illustrate the estimated interest rate sensitivity and periodic and cumulative gap positions calculated as of June 30, 2001 and December 31, 2000:

                                                                    JUNE 30, 2001
                                         --------------------------------------------------------------------
                                                            TIME TO MATURITY OR REPRICING
                                         --------------------------------------------------------------------
                                                                (DOLLARS IN THOUSANDS)
                                                                                      OVER 5
                                         0-90 DAYS     91-365 DAYS    1-5 YEARS        YEARS          TOTAL
                                         ---------     -----------    ---------        -----          -----
INTEREST-EARNING ASSETS
Loans..............................       $390,118       $ 60,717       $182,609     $  33,266       $666,710
Investments........................         34,902         25,722         49,600       113,347        223,571
Federal funds sold.................          7,305             --             --            --          7,305
                                          --------       --------       --------      --------       --------
Total interest-earning assets......       $432,325       $ 86,439       $232,209      $146,613       $897,586
                                          ========       ========       ========      ========       ========
INTEREST-BEARING LIABILITIES
Interest-bearing demand............       $     --       $     --       $     --      $ 44,436       $ 44,436
Savings and money market...........        195,535        102,543             --         4,180        302,258
Time deposits......................        117,473        140,590         47,336        33,028        338,427
Funds borrowed.....................         18,628         27,500         60,000        20,000        126,128
                                          --------       --------       --------      --------       --------
Total interest-bearing liabilities.       $331,636       $270,633       $107,336      $101,644       $811,249
                                          ========       ========       ========      ========       ========
CUMULATIVE
Rate sensitive assets (RSA)........       $432,325       $518,764       $750,973      $897,586
Rate sensitive liabilities (RSL)...       $331,636       $602,269       $709,605      $811,249
GAP (GAP=RSA-RSL)..................       $100,689       $(83,505)      $ 41,368      $ 86,337
RSA/RSL............................         130.36%         86.13%        105.83%       110.64%
RSA/Total assets...................          45.75%         54.90%         79.48%        94.99%
RSL/Total assets...................          35.10%         63.74%         75.10%        85.86%
GAP/Total assets...................          10.66%          8.84%          4.38%         9.14%
GAP/Total RSA......................          23.29%         16.10%          5.51%         9.62%

                                                                  DECEMBER 31, 2000
                                         --------------------------------------------------------------------
                                                            TIME TO MATURITY OR REPRICING
                                         --------------------------------------------------------------------
                                                                (DOLLARS IN THOUSANDS)
                                                                                      OVER 5
                                         0-90 DAYS     91-365 DAYS    1-5 YEARS        YEARS          TOTAL
                                         ---------     -----------    ---------        -----          -----
INTEREST-EARNING ASSETS
Loans................................     $340,187      $  50,032       $174,428      $ 34,782       $599,429
Investments..........................        1,882          6,578         65,078        98,836        172,374
Federal funds sold...................       11,876             --             --            --         11,876
                                          --------      ---------       --------      --------       --------
Total interest-earning assets........     $353,945      $  56,610       $239,506      $133,618       $783,679
                                          ========      =========       ========      ========       ========

INTEREST-BEARING LIABILITIES
Interest-bearing demand..............     $     --      $      --       $     --      $ 51,301       $ 51,301
Savings and money market.............      192,462        104,510             72         3,063        300,107
Time deposits........................      112,398        119,823         23,260         1,568        257,049
Funds borrowed.......................       38,379          2,000         56,500            --         96,879
                                          --------      ---------       --------      --------       --------
Total interest-bearing liabilities...     $343,239      $ 226,333       $ 79,832      $ 55,932       $705,336
                                          ========      =========       ========      ========       ========

CUMULATIVE
Rate sensitive assets (RSA)..........     $353,945      $ 410,555       $650,061      $783,679
Rate sensitive liabilities (RSL).....     $343,239      $ 569,572       $649,404      $705,336
GAP (GAP=RSA-RSL)....................     $ 10,706      $(159,017)      $    657      $ 78,343
RSA/RSL..............................       103.12%         72.08%        100.10%       111.11%
RSA/Total assets.....................        42.67%         49.49%         78.37%        94.48%
RSL/Total assets.....................        41.38%         68.66%         78.29%        85.03%
GAP/Total assets.....................         1.29%         19.17%          0.08%         9.44%
GAP/Total RSA........................         3.02%         38.73%          0.10%        10.00%

     The following table shows the impact of an immediate 200 basis point change in interest rates as of June 30, 2001 and December 31, 2000. The effects are determined through the use of a simulation model based on the Company's earning asset and interest-bearing liability portfolios, assuming the size of these portfolios remains constant from the balance sheet date throughout the two-year measurement period. The simulation assumes that assets and liabilities accrue interest on their current pricing basis. Assets and liabilities then reprice based on their terms and remain at that interest rate through the end of the measurement period. The model attempts to illustrate the potential change in net interest income if the foregoing occurred.


                                                              JUNE 30, 2001              DECEMBER 31, 2000
                                                        -------------------------     ------------------------
                                                        +200 BASIS     -200 BASIS     +200 BASIS    -200 BASIS
                                                          POINTS         POINTS         POINTS        POINTS
                                                        ----------     ----------     ----------    ----------
Percentage change in net interest income due to
   an immediate 200 basis point change in
   interest rates over a two-year time horizon....        -7.2%            8.0%          -9.6%          9.3%

     This table shows that if there had been an instantaneous parallel shift in the yield curve of +200 basis points on June 30, 2001 and December 31, 2000, the Company would suffer a decline in net interest income of 7.2% and 9.6%, respectively over each two-year period. Conversely, a shift of -200 basis points would increase net interest income 8.0% over a two-year horizon based on June 30, 2001 balances, as compared to 9.3% measured on the basis of the December 31, 2000 portfolio.

     Changes in the effect on net interest income from a 200 basis point movement at June 30, 2001, compared to December 31, 2000 are due to the timing and nature of the repricing of rate sensitive assets to rate sensitive liabilities. In each period, the increase in net interest income in the reduced rate environment and the decrease in interest income in an increased rate environment is due to our negatively gapped balance sheet with a two-year horizon. The difference in the effect on net interest income at June 30, 2001 as compared to December 31, 2000 are due to the differences in the timing, balances, and current rates versus simulated rates of repricing assets and liabilities.

     Additionally, Management constantly monitors the interest rate environment and the Company's near term gap, ninety days or less. As shown in the Company's gap analysis, the Company is asset sensitive for this time period and would likely benefit from an increase in rates.

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

               SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES
                          LITIGATION REFORM ACT OF 1995

     This report contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, can generally be identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Company include, but are not limited to, fluctuations in market rates of interest and loan and deposit pricing; a deterioration of general economic conditions in the Company's market areas; legislative or regulatory changes; adverse developments in the Company's loan or investment portfolios; an inability to achieve expected revenues to the full extent expected or within the expected time frame at the St. Louis, Missouri and Geneva, Illinois offices; significant increases in competition; and the possible dilutive effect of potential acquisitions or expansions. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a)  The Annual Meeting of Stockholders was held on April 26, 2001.

     (b) At the Annual Meeting of Stockholders, the following matters were submitted to and approved by a vote of Stockholders:

          (1) The election of five Class III directors for a term ending at the Annual Meeting of Stockholders to be held in 2004:

               Directors             Votes For       Votes Withheld
               ---------             ---------       --------------

               Robert F. Coleman     4,083,084          17,894

               James M. Guyette      4,033,884          67,094

               Philip M. Kayman      4,083,084          17,894

               Thomas F. Meagher     4,083,084          17,894

               William J. Podl       4,083,084          17,894

          (2) Ratification of the appointment of Arthur Andersen LLP as the Company's independent auditors for the fiscal year ending December 31, 2001:

                 Votes For          Votes Against          Abstentions
                 ---------          -------------          -----------
                 4,066,963            31,875                 2,140

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

     (b)  Filings on Form 8-K.

          (1) Current Report on Form 8-K dated April 23, 2001, filed with the SEC on April 23, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               PRIVATEBANCORP, INC.
                                               (Registrant)

                                               By: /s/ Ralph B. Mandell
                                                   -----------------------------
                                                   Ralph B. Mandell,
                                                   Chairman, President and
                                                   Chief Executive Officer


                                               By:  /s/ Gary L. Svec
                                                   -----------------------------
                                                   Gary L. Svec,
                                                   Chief Financial Officer
                                                  (principal financial officer)


                                               By: /s/ Lisa M. O'Neill
                                                   -----------------------------
                                                   Lisa M. O'Neill,
                                                   Controller
                                                  (principal accounting officer)

Date:    August 14, 2001

                                  EXHIBIT INDEX

 Exhibit No.   Description
 ----------    -----------

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