Form 10-Q
period 2001-09-30
PRIVATEBANCORP INC
filed 2001-11-14
CIK 889936

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2001

          /_/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For transition period from ________ to ________

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

     Indicate by checkmark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No /_/

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

================================================================================
        CLASS                                 OUTSTANDING AS OF NOVEMBER 6, 2001
--------------------------------------------------------------------------------
Common, no par value                                      4,763,684
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

                                     PART I

Item 1.  Financial Statements....................................................................................5

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..................17

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.............................................29

                                     PART II

Item 1.  Legal Proceedings......................................................................................33

Item 2.  Changes in Securities and Use of Proceeds..............................................................33

Item 3.  Defaults upon Senior Securities........................................................................33

Item 4.  Submission of Matters to a Vote of Security Holders....................................................33

Item 5.  Other Information......................................................................................33

Item 6.  Exhibits and Reports on Form 8-K.......................................................................33

Signatures......................................................................................................35

SELECTED FINANCIAL DATA

     The following table summarizes certain selected unaudited consolidated financial information of PrivateBancorp, Inc. at or for the periods indicated. This information should be read in conjunction with the unaudited consolidated financial statements and related notes included pursuant to Item 1 of this report.


                                                                           QUARTER ENDED
                                                   -------------------------------------------------------------
                                                   09/30/01     06/30/01     03/31/01     12/31/00      09/30/00
                                                   --------     --------     --------     --------      --------
                                                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
SELECTED STATEMENT OF INCOME DATA:
Interest income:
   Loans, including fees......................      $12,832      $12,963      $13,061      $13,451       $13,540
   Federal funds sold and interest-bearing
      deposits................................           23           31          177          236           357

   Securities.................................        3,704        3,327        3,202        2,714         1,813
                                                    -------      -------      -------      -------       -------
      Total interest income...................      $16,559      $16,321      $16,440      $16,401       $15,710
                                                    -------      -------      -------      -------       -------
Interest expense:
   Interest-bearing demand deposits...........          239          255          220          228           231
   Savings and money market deposit accounts..        2,844        2,861        3,552        3,773         3,543
   Other time deposits........................        4,273        4,479        4,431        4,263         4,368
   Funds borrowed.............................        1,637        1,545        1,507        1,557         1,236

   Trust Preferred interest expense...........          475          475          269           --            --
                                                    -------      -------      -------      -------       -------
      Total interest expense..................      $ 9,468      $ 9,615      $ 9,979      $ 9,821       $ 9,378
                                                    -------      -------      -------      -------       -------
   Net interest income........................        7,091        6,706        6,461        6,580         6,332

   Provision for loan losses..................          845          738          339          334           383
                                                    -------      -------      -------      -------       -------
   Net interest income after provision for
      loan losses.............................        6,246        5,968        6,122        6,246         5,949
                                                    -------      -------      -------      -------       -------
Non-interest income:
   Banking, trust services and other income...          855          938          894          951           745

   Securities gains...........................          365          353          186           --            --
                                                    -------      -------      -------      -------       -------
      Total non-interest income...............      $ 1,220      $ 1,291      $ 1,080       $  951        $  745
                                                    -------      -------      -------      -------       -------
Non-interest expense:
   Salaries and employee benefits.............        2,303        1,855        2,434        2,268         2,211
   Severance charge...........................           --           --           --           --           562
   Occupancy expense, net.....................          985          960          888          807           803
   Data processing............................          303          268          304          249           218
   Marketing..................................          275          265          349          357           241
   Amortization of goodwill...................          206          206          206          206           206
   Professional fees..........................          585          752          538          484           480
   Insurance..................................           88           88           93           81            84

   Other expense..............................          606        1,015          481          438           422
                                                    -------      -------      -------      -------       -------
   Total non-interest expense.................      $ 5,351     $  5,409      $ 5,293      $ 4,890       $ 5,227
                                                    -------      -------      -------      -------       -------
   Income before income taxes.................        2,115        1,850        1,909        2,307         1,467

   Income tax provision.......................          524          492          576          797           499
                                                    -------      -------      -------      -------       -------
Net income....................................      $ 1,591      $ 1,358      $ 1,333      $ 1,510       $   968
                                                    =======      =======      =======      =======       =======
PER SHARE DATA:

Basic earnings................................      $  0.34      $  0.29      $  0.29      $  0.33       $  0.21
Diluted earnings..............................         0.32         0.28         0.28         0.32          0.20
Dividends.....................................        0.030        0.025        0.025        0.025         0.025
Book value (at end of period).................        13.07        12.35        12.15        11.73         11.04


                                                                           QUARTER ENDED
                                                   -------------------------------------------------------------
                                                   09/30/01     06/30/01     03/31/01     12/31/00      09/30/00
                                                   --------     --------     --------     --------      --------
                                                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
SELECTED FINANCIAL DATA (AT END OF PERIOD):
Total securities..............................     $279,319     $224,505     $210,840     $172,194      $132,814
Total loans...................................      716,117      666,710      626,900      599,429       584,919
Total assets..................................    1,041,975      944,887      873,693      829,509       763,815
Total deposits................................      801,146      750,494      695,571      670,246       633,007
Funds borrowed................................      137,956      106,128       90,397       96,879        71,258
Long-term debt-Trust Preferred Securities.....       20,000       20,000       20,000           --            --
Total stockholders' equity....................       62,087       57,826       56,946       54,249        51,066
Trust assets under administration.............     $684,842     $711,957     $693,176     $777,800      $785,738

SELECTED FINANCIAL RATIOS AND OTHER DATA:
Performance Ratios:
   Net interest margin(1).....................         3.19%        3.25%        3.35%        3.60%         3.59%
   Net interest spread(2).....................         2.79         2.79         2.84         3.00          3.00
   Non-interest income to average assets......         0.49         0.57         0.52         0.48          0.39
   Non-interest expense to average assets.....         2.16         2.39         2.55         2.48          2.76
   Net overhead ratio(3)......................         1.67         1.82         2.03         2.00          2.37
   Efficiency ratio (excluding one-time
      charges)(4)(7)..........................         60.6         64.5         67.8         63.0          63.9
   Return on average assets (excluding
      one-time charges)(5)(7).................         0.64         0.60         0.64         0.77          0.71
   Return on average equity (excluding
      one-time charges)(6)(7).................        10.46         9.46         9.86        11.35         10.55
   Dividend payout ratio......................         8.94         8.62         8.79         7.66         11.97

Asset Quality Ratios:
   Non-performing loans to total loans........         0.90%        0.37%        0.47%        0.24%         0.10%
   Allowance for loan losses to:
      total loans.............................         1.06         1.03         1.03         1.02          1.02
      non-performing loans....................          118          282          218          423         1,058
   Net charge-offs (recoveries) to average
      total loans.............................         0.10         0.18        (0.01)        0.15          0.23
   Non-performing assets to total assets......         0.62         0.26         0.34         0.17          0.07

Balance Sheet Ratios:
   Loans to deposits..........................         89.4%        88.8%        90.1%        89.4%         92.4%
   Average interest-earning assets to average
      interest-bearing liabilities............        110.2        110.4        110.0        111.5         111.5

Capital Ratios:
   Total equity to total assets...............         5.96%        6.12%        6.52%        6.53%         6.69%
   Total risk-based capital ratio.............        10.55        10.98        11.00         8.15          8.51
   Tier 1 risk-based capital ratio............         8.88         9.17         9.14         6.47          6.72
   Leverage ratio.............................         6.99         7.26         7.60         5.54          5.54

Ratio of Earnings to Fixed Charges: (8)
   Including deposit interest.................         1.22x        1.19x        1.19x        1.23x         1.16x
   Excluding deposit interest.................         2.00         1.92         2.07         2.48          2.19

---------------------------------------
(1)  Net interest income divided by average interest-earning assets.
(2) Yield on average interest-earning assets less rate on average interest-bearing liabilities.
(3) Non-interest expense less non-interest income divided by average total assets.
(4) Non-interest expense divided by the sum of net interest income (tax equivalent) plus non-interest income.
(5)  Earnings before one-time charges divided by average total assets.
(6)  Earnings before one-time charges divided by average common equity.
(7) 2000 performance ratios exclude a third quarter one-time severance and recruitment of new executive officers charge.

                           PRE-TAX       AFTER-TAX
                           -------       ---------
One-time charges.....       $  562        $  377

     Performance ratios for the third quarter of 2000, including the one-time charges described above, are as follows:

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

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                      PRIVATEBANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                             SEPTEMBER 30,      DECEMBER 31,      SEPTEMBER 30,
                                                                  2001              2000               2000
                                                             -------------      ------------      -------------
                                                              (UNAUDITED)                          (UNAUDITED)
ASSETS
Cash and due from banks.................................       $   26,343          $ 28,637           $ 21,815
Short-term investments..................................            2,959            11,876              4,060
                                                               ----------          --------           --------
   Total cash and cash equivalents......................           29,302            40,513             25,875
                                                               ----------          --------           --------
Available-for-sale securities, at fair value............          279,319           172,194            132,814
Loans, net of unearned discount.........................          716,117           599,429            584,919
Allowance for loan losses...............................           (7,558)           (6,108)            (5,991)
                                                               ----------          --------           --------
Net loans...............................................          708,559           593,321            578,928
                                                               ----------          --------           --------
Goodwill................................................           11,011            11,629             11,835
Bank premises and equipment, net........................            4,198             4,138              4,386
Accrued interest receivable.............................            7,006             5,524              5,158
Other assets............................................            2,580             2,190              4,819
                                                               ----------          --------           --------
Total assets............................................       $1,041,975          $829,509           $763,815
                                                               ==========          ========           ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits:
   Noninterest-bearing..................................       $   68,789          $ 61,789           $ 55,831
   Interest-bearing.....................................           45,711            51,301             37,747
Savings and money market deposit accounts...............          361,563           300,107            274,025
Brokered deposits.......................................           93,215            43,842             58,303
Other time deposits.....................................          231,868           213,207            207,101
                                                               ----------          --------           --------
   Total deposits.......................................          801,146           670,246            633,007
Funds borrowed..........................................          137,956            96,879             71,258
Long term debt - Trust Preferred Securities.............           20,000                --                 --
Accrued interest payable................................            2,348             3,552              3,411
Other liabilities.......................................           18,438             4,583              5,073
                                                               ----------          --------           --------
Total liabilities.......................................       $  978,888          $775,260           $712,749
                                                               ----------          --------           --------
STOCKHOLDERS' EQUITY
Preferred Stock, 1,000,000 shares authorized............               --                --                 --
Common stock, without par value, $1 stated value;
   12,000,000 shares authorized; 4,750,124,
   4,623,532, and 4,623,532 shares issued and outstanding
   as of September 30, 2001, December 31, 2000 and
   September 30, 2000, respectively.....................       $    4,750          $  4,624           $  4,624
Surplus.................................................           41,089            40,107             40,107
Retained earnings.......................................           15,294            11,388              9,994
Accumulated other comprehensive income (loss)...........            2,781              (118)            (1,830)
Deferred compensation...................................             (877)             (802)              (879)
Loans to officers.......................................             (950)             (950)              (950)
                                                               ----------          --------           --------
Total stockholders' equity..............................           62,087            54,249             51,066
                                                               ----------          --------           --------
Total liabilities and stockholders' equity..............       $1,041,975          $829,509           $763,815
                                                               ==========          ========           ========

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                      PRIVATEBANCORP, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                          NINE MONTHS ENDED                 THREE MONTHS ENDED
                                                                            SEPTEMBER 30,                      SEPTEMBER 30,
                                                                        ---------------------              ---------------------
                                                                        2001             2000              2001             2000
                                                                        ----             ----              ----             ----
INTEREST INCOME
Loans, including fees..........................................        $38,856          $35,182           $12,832          $13,540
Federal funds sold and interest bearing deposits...............            231              822                23              357
Securities.....................................................         10,233            4,741             3,704            1,813
                                                                       -------          -------           -------          -------
   Total interest income.......................................         49,320           40,745            16,559           15,710
                                                                       -------          -------           -------          -------
INTEREST EXPENSE
Deposits:
   Interest-bearing demand.....................................            714              640               239              231
   Savings and money market deposit accounts...................          9,252            9,938             2,844            3,543
   Other time..................................................         13,188           10,433             4,273            4,368
Funds borrowed.................................................          4,689            2,499             1,637            1,236
Long-term debt - Trust Preferred Securities....................          1,219               --               475               --
                                                                       -------          -------           -------          -------
Total interest expense.........................................       $ 29,062         $ 23,510            $9,468           $9,378
                                                                       -------          -------           -------          -------
Net interest income............................................         20,258           17,235             7,091            6,332

Provision for loan losses......................................          1,922            1,356               845              383
                                                                       -------          -------           -------          -------
Net interest income after provision for loan losses............         18,336           15,879             6,246            5,949
                                                                       -------          -------           -------          -------
NON-INTEREST INCOME
Banking, trust services and other income.......................          2,687            2,126               855              745
Net securities gains...........................................            904               92               365               --
                                                                       -------          -------           -------          -------
   Total non-interest income...................................          3,591            2,218             1,220              745
                                                                       -------          -------           -------          -------
NON-INTEREST EXPENSE
Salaries and employee benefits.................................          6,592            5,906             2,303            2,211
Severance charge...............................................             --              562                --              562
Occupancy expense, net.........................................          2,833            2,180               985              803
Professional fees..............................................          1,875            1,651               585              480
Town Square acquisition........................................
Goodwill amortization..........................................            618              525               206              206
Other non-interest expense.....................................          4,135            2,892             1,272              965
                                                                       -------          -------           -------          -------
   Total non-interest expenses.................................         16,053           13,716             5,351            5,227
                                                                       -------          -------           -------          -------
Income before income taxes.....................................          5,874            4,381             2,115            1,467

Income tax provision...........................................          1,592            1,466               524              499
                                                                       -------          -------           -------          -------
Net income.....................................................        $ 4,282          $ 2,915           $ 1,591          $   968
                                                                       =======          =======           =======          =======
Basic earnings per share.......................................          $0.91            $0.63             $0.34            $0.21
Diluted earnings per share.....................................          $0.88            $0.61             $0.32            $0.20

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                      PRIVATEBANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
            NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                             ACCUMULATED
                                                                OTHER                                    TOTAL
                            COMMON               RETAINED   COMPREHENSIVE     DEFERRED    LOANS TO    STOCKHOLDERS'
                             STOCK     SURPLUS   EARNINGS      INCOME       COMPENSATION  OFFICERS       EQUITY
                            ------     -------   --------   -------------   ------------  --------    -------------
Balance, January 1,
   2000................     $4,590     $39,761   $ 7,425      $(2,812)         $(759)     $(1,125)       $47,080
Net income.............         --          --     2,915           --             --           --          2,915
Net decrease in fair
   value of Securities
   classified as
   available-for-sale,
   net of income taxes
   and
   reclassification
   adjustments.........         --          --        --          982             --           --            982
                            ------     -------   -------      -------          -----      -------        -------
Total accumulated
   comprehensive income         --          --     2,915          982             --           --          3,897
                            ------     -------   -------      -------          -----      -------        -------
Cash dividends
   declared ($0.75 per
   share)..............         --          --      (346)          --             --           --           (346)
Issuance of common
   stock...............         34         346        --           --             --           --            380
Awards granted.........         --          --        --           --           (270)          --           (270)
Amortization of
   deferred
   compensation........         --          --        --           --            150           --            150
Repayment of loans to
   officers............         --          --        --           --             --          175            175
                            ------     -------   -------      -------          -----      -------        -------
Balance, September 30,
   2000................     $4,624     $40,107   $ 9,994      $(1,830)         $(879)       $(950)       $51,066
                            ======     =======   =======      =======          =====        =====        =======
Balance, January 1,
   2001................     $4,624     $40,107   $11,388      $  (118)         $(802)       $(950)       $54,249
Net income.............         --          --     4,282           --             --           --          4,282
Net increase in fair
   value of securities
   classified as
   available-for-sale,
   net of income taxes
   and
   reclassification
   adjustments.........         --          --        --        2,899             --           --          2,899
                            ------     -------   -------      -------          -----      -------        -------
Total accumulated
   comprehensive income         --          --     4,282        2,899             --           --          7,181
                            ------     -------   -------      -------          -----      -------        -------
Cash dividends
   declared ($0.08 per
   share)..............         --          --      (376)          --             --           --           (376)
Issuance of common
   stock...............        126         982        --           --             --           --          1,108
Awards granted.........         --          --        --           --           (271)          --           (271)
Amortization of
   deferred
   compensation........         --          --        --           --            196           --            196
                            ------     -------   -------      -------          -----      -------        -------
Balance, September 30,
   2001................     $4,750     $41,089   $15,294      $ 2,781          $(877)       $(950)       $62,087
                            ======     =======   =======      =======          =====        =====        =======

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                      PRIVATEBANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                          NINE MONTHS ENDED
                                                                                            SEPTEMBER 30,
                                                                                        ----------------------
                                                                                        2001            2000
                                                                                      --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income.....................................................................       $  4,282        $  2,915
                                                                                      --------        --------
Adjustments to reconcile net income to net cash provided by operating activities
   Depreciation and amortization...............................................          1,059             816
   Goodwill amortization.......................................................            618             525
   Johnson Bank Illinois fair value accretion, net.............................           (218)           (231)
   Amortization of deferred compensation.......................................            196             150
   Provision for loan losses...................................................          1,922           1,356
   Net gain on sale of securities..............................................           (904)            (92)
   (Decrease) Increase  in deferred loan fees..................................            170             328
   (Increase) in accrued interest receivable...................................         (1,483)         (1,529)
   (Decrease) Increase in accrued interest payable.............................         (1,205)          1,744
   (Increase) Decrease in other assets.........................................         (1,821)             51
   Increase in other liabilities...............................................         13,853           2,595
                                                                                      --------        --------
   Total adjustments...........................................................         12,187           5,713
                                                                                      --------        --------
   Net cash provided by operating activities...................................         16,469           8,628
                                                                                      --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities, paydowns, and sales of securities....................         94,550          18,039
Purchase of securities available-for-sale......................................       (196,378)        (57,801)
Johnson Bank Illinois acquisition, net of cash received........................             --         (15,763)
Capitalization of The PrivateBank (St. Louis)..................................             --          (8,000)
Net loan principal advanced....................................................       (117,248)       (102,143)
Bank premises and equipment expenditures.......................................         (1,052)         (2,396)
                                                                                      --------        --------
   Net cash used in investing activities.......................................       (220,128)       (168,064)
                                                                                      --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in total deposits.................................................        130,910          88,366
Issuance of common stock.......................................................            838             109
Issuance of Trust Preferred Securities.........................................         20,000              --
Dividends paid.................................................................           (376)           (346)
Net increase in funds borrowed.................................................         41,076          52,999
                                                                                      --------        --------
   Net cash provided by financing activities...................................        192,448         141,128
                                                                                      --------        --------
Net (decrease) in cash and cash equivalents....................................        (11,211)        (18,308)

Cash and cash equivalents at beginning of year.................................         40,513          44,183
                                                                                      --------        --------
Cash and cash equivalents at end of period.....................................       $ 29,302        $ 25,875
                                                                                      ========        ========
NON-CASH TRANSACTIONS

(Repayment) Loan to executive officer for purchase of common stock ............       $     --        $   (175)
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

     The annualized results of operations for the quarter and the nine months ended September 30, 2001 are not necessarily indicative of the results expected for the full year ending December 31, 2001. The accompanying consolidated financial statements are unaudited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, or cash flows in accordance with generally accepted accounting principles. The September 30, 2001 consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-K (File No. 000-25887).

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

                          NOTE 2 -- EARNINGS PER SHARE

         The following table shows the computation of basic and diluted earnings per share (in thousands except per share data):


                                                                   NINE MONTHS ENDED              THREE MONTHS ENDED
                                                                     SEPTEMBER 30,                   SEPTEMBER 30,
                                                                ----------------------         -----------------------
                                                                 2001            2000           2001            2000
                                                                ------          ------         ------          ------
Net Income...............................................       $4,282          $2,915         $1,591           $  968
Average common shares outstanding........................        4,682           4,606          4,714            4,628
Average common shares equivalent(1)......................          160             181            215              196

Weighted average common shares and common share
   equivalents...........................................        4,842           4,787          4,929            4,824
Net income per average common share - basic..............       $ 0.91          $ 0.63         $ 0.34           $ 0.21
Net income per average common share - diluted............       $ 0.88          $ 0.61         $ 0.32           $ 0.20

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

     SFAS No. 142 supercedes APB Opinion No. 17 "Intangible Assets" and addresses the mandatory accounting of intangible assets and goodwill. Adoption of this Statement is required beginning January 1, 2002 in relation to all of the Company's goodwill and intangible assets. Early application of this standard is not permitted. The Statement discontinues the regular amortization of goodwill and a transitional impairment test of goodwill is required as of January 1, 2002. An annual impairment test of goodwill is required every year thereafter. Impairment losses from goodwill recognized in the initial application of this Statement are to be reported as resulting from a change in accounting principal. Impairment losses in subsequent years should be recorded as operating expenses. Goodwill at September 30, 2001 totaled $11.0 million and is currently being amortized using a straight-line method over fifteen years. Goodwill amortization for the nine months ended September 30, 2001 totaled $618,000. Although the assessment to be required by SFAS No. 142 upon adoption has not yet been completed, under current accounting rules, the Company is also required to write down the value of goodwill if that goodwill becomes impaired, and to date, the Company has not incurred any goodwill impairment. Any future acquisitions completed by the Company will also be subject to this Statement. The Company does not own any other intangible assets.

     Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Related Hedging Activities", amended by SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of SFAS No. 133 -- an Amendment of SFAS No. 133," and SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities," effective on January 1, 2001, standardize the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the balance sheet and measure them at fair value. Changes in fair value of these instruments must be recorded in the income statement unless specific hedge accounting criteria are met. Adoption of this standard did not have an impact since the Company does not hold derivative instruments or engage in hedging activity.

     In September 2000, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", a replacement of SFAS No. 125. The new statement, while largely including the provisions of SFAS 125, revises the standards for accounting for securitizations and requires certain disclosures. SFAS No. 140 is effective for all transfers of financial assets occurring after March 31, 2001 and for disclosures relating to securitization transactions for fiscal years ending after December 15, 2000. The adoption of SFAS 140 did not have a material impact on the Company.

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

THE PRIVATEBANK (CHICAGO)

     The PrivateBank (Chicago) through its main office located in downtown Chicago as well as six full-service Chicago suburban locations, provides personal and commercial banking services primarily to affluent individuals, professionals, entrepreneurs and their business interests. Until June 23, 2000, the date The PrivateBank (St. Louis) was established, operations in St. Louis consisted of a loan production office of The PrivateBank (Chicago) and those activities are reflected in the segment reporting for The PrivateBank (Chicago). The PrivateBank (Chicago)'s commercial lending products include lines of credit for working capital, term loans for equipment and letters of credit to support the commitments made by its clients. Non-credit products include lock-box, cash concentration accounts, merchant credit card processing, electronic funds transfer, other cash management products and insurance. The PrivateBank (Chicago) offers a full range of real estate lending products including fixed and floating rate permanent and mini-permanent mortgages, construction and commercial real estate loans. Personal loans include installment loans and lines of credit, home equity loans and a wide variety of home mortgage loans.

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

                                            THE PRIVATEBANK (CHICAGO)
                                           ---------------------------
                                                  SEPTEMBER 30,
                                           ---------------------------
                                              2001              2000
                                           ---------          --------
                                                 (IN THOUSANDS)

Total gross loans..................         $659,043          $575,123
Total assets.......................          975,724           748,839
Total deposits.....................          758,641           627,191
Total borrowings...................          115,706            49,008
Total capital......................           78,781            65,141
Year-to-date net income............            6,321             4,616

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

                                            THE PRIVATEBANK (ST. LOUIS)
                                           ---------------------------
                                                  SEPTEMBER 30,
                                           ---------------------------
                                              2001              2000
                                           ---------          --------
                                                 (IN THOUSANDS)

Total gross loans...................        $ 58,011          $  9,795
Total assets........................          66,557            14,022
Total deposits......................          42,609             6,288
Total borrowings....................          17,000                --
Total capital.......................           6,682             7,591
Year-to-date net loss...............            (509)             (407)

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

                                                WEALTH MANAGEMENT
                                             -------------------------
                                                  SEPTEMBER 30,
                                             -------------------------
                                               2001             2000
                                             --------         --------
                                                 (IN THOUSANDS)

Trust assets under administration...         $684,842         $785,738
Trust fee revenue...................            2,028            1,655
Year-to-date net income.............              389               85

     The following table indicates the breakdown of our trust assets under administration at September 30, 2001 by account classification and related gross revenue for the nine months ended September 30, 2001:

                                           AT OR FOR THE NINE MONTHS
                                            ENDED SEPTEMBER 30, 2001
                                         ----------------------------
                                         MARKET VALUE        REVENUE
                                         ------------        -------
             ACCOUNT TYPE                        (IN THOUSANDS)
             ------------                        --------------

Personal trust--managed..............        $246,283         $1,049
Agency--managed......................         110,614            484
Custody.............................          299,666            436
Employee benefits--managed...........          28,279             59
                                             --------         ------
   Total............................         $684,842         $2,028
                                             ========         ======

HOLDING COMPANY ACTIVITIES

     Holding Company Activities consist of parent company only matters. The Holding Company's most significant assets are its net investments in its two banking subsidiaries, The PrivateBank (Chicago) and The PrivateBank (St. Louis). During the first quarter 2001, the Holding Company issued $20.0 million of subordinated debentures which are accounted for as long-term debt and also qualify as Tier 1 and Tier 2 capital. (See Note 10.) The Tier 1 qualifying amount is limited to 25.0% of Tier 1 capital under Federal Reserve regulations. The excess amount qualifies as Tier 2 capital. Holding Company Activities are reflected primarily by interest expense on borrowings and operating expenses. Recurring holding company operating expenses consist of compensation (amortization of restricted stock awards, other salary expense) and miscellaneous professional fees.

                                          HOLDING COMPANY ACTIVITIES
                                          --------------------------
                                                 SEPTEMBER 30,
                                          --------------------------
                                             2001             2000
                                          ---------          -------
                                                (IN THOUSANDS)

Total assets.......................        $87,037           $73,334
Total borrowings...................          5,250            22,250
Long term debt - Trust Preferred
   Securities......................         20,000                --
Interest expense...................          1,568               785
Total capital......................         62,087            51,066
Year-to-date net loss..............         (1,919)           (1,379)

     The following table reconciles the significant differences between the sum of the reportable segments and the reported consolidated balance of total assets:

                                                  TOTAL ASSETS
                                           ---------------------------
                                                  SEPTEMBER 30,
                                           ---------------------------
                                              2001              2000
                                           ----------         --------
                                                 (IN THOUSANDS)

Sum of reportable segments..........       $1,129,318         $836,195
Adjustments.........................          (87,343)         (72,380)
                                           ----------         --------
Consolidated PrivateBancorp, Inc....       $1,041,975         $763,815
                                           ==========         ========

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

             NOTE 5 -- ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENT

     The carrying values and estimated fair values of financial instruments as of September 30, 2001, have not materially changed on a relative basis from the carrying values and estimated fair values of financial instruments disclosed as of December 31, 2000.

                      NOTE 6 -- OTHER COMPREHENSIVE INCOME

     Change in the fair value of securities available-for-sale is presented on a net basis on the Consolidated Statement of Changes in Stockholders' Equity. The following table discloses the changes in other accumulated comprehensive income for the nine months ended September 30, 2001 and 2000, on a gross basis (in thousands):


                                                                      SEPTEMBER 30, 2001
                                                           -----------------------------------------
                                                           BEFORE             TAX             NET OF
                                                            TAX            (BENEFIT)           TAX
                                                           AMOUNT           EXPENSE           AMOUNT
                                                           ------          ---------          ------
Net unrealized gains on securities
   available-for-sale--
Net unrealized holding gains......................         $4,881            $1,323           $3,558
Less:  reclassification adjustment for net gain
   included in net income.........................            904               245              659
                                                           ------            ------           ------
Net unrealized gains..............................         $3,977            $1,078           $2,899
                                                           ======            ======           ======


                                                                      SEPTEMBER 30, 2001
                                                           -----------------------------------------
                                                           BEFORE             TAX             NET OF
                                                            TAX            (BENEFIT)           TAX
                                                           AMOUNT           EXPENSE           AMOUNT
                                                           ------          ---------          ------
Net unrealized gains on securities
   available-for-sale--
Net unrealized holding gains......................         $1,580            $  537           $1,043
Less:  reclassification adjustment for net gain
   included in net income.........................             92                31               61
                                                           ------            ------           ------
Net unrealized gains..............................         $1,488            $  506           $  982
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

                            NOTE 9 -- FUNDS BORROWED

     A summary of all funds borrowed and outstanding at September 30, 2001, December 31, 2000 and September 30, 2000 is presented in the table below:


                                         CURRENT                  SEPTEMBER 30,       DECEMBER 31,    SEPTEMBER 30,
                                         RATE(1)      MATURITY         2001              2000              2000
                                         -------      --------    -------------       ------------    -------------
                                                                (DOLLARS IN THOUSANDS)
FUNDS BORROWED:
Borrowings under revolving line of
   credit..........................       4.93%       02/11/02      $    250            $18,000          $17,250
Subordinated note..................       4.07        02/11/07         5,000              5,000            5,000
FHLB floating rate advanced(2).....       6.77        05/01/01            --             10,000           10,000
FHLB fixed advance.................       6.50        10/23/05        25,000             25,000           30,000
FHLB fixed advance.................       6.49        11/13/01         2,000              2,000               --
FHLB fixed advance.................       6.21        12/05/03        30,000             30,000               --
FHLB fixed advance.................       5.91        06/21/02           500                500               --
FHLB fixed advance.................       5.89        12/20/02         1,000              1,000               --
FHLB fixed advance.................       5.33        07/22/02         1,000                 --               --
FHLB fixed advance.................       5.21        01/22/02         1,000                 --               --
FHLB fixed advance.................       5.02        03/06/02         1,000                 --               --
FHLB fixed advance.................       4.30        02/01/02        25,000                 --               --
FHLB fixed advance.................       4.21        05/13/02         1,000                 --               --
Fed funds purchased................       3.44         Daily          40,000              2,700            7,000
Demand repurchase agreements(3)....       2.18         Daily           5,206              2,679            2,008
                                                                    --------            -------          -------
   Total funds borrowed............                                 $137,956            $96,879          $71,258
                                                                    ========            =======          =======

---------------------------------------
(1) Reflects the rate in effect as of September 30, 2001, or at maturity, if the advance matured prior to September 30, 2001.
(2) The rate on this FHLB floating rate advance is set at one-month LIBOR minus five basis points.
(3) Demand repurchase agreements are a form of retail repurchase agreements offered to certain clients of The PrivateBank (Chicago). Funds are swept each business day from the client's demand deposit account. These amounts are not deposits and are not insured, but are secured by a pool of securities pledged specifically for this purpose.

     On February 11, 2000, the Company entered into a two-year, $18.0 million revolving credit facility with a commercial bank. The interest rate on borrowings under this revolving line resets quarterly, and is based on, at our option, either the lender's prime rate or three-month LIBOR plus 120 basis points. The Company has elected to pay interest based on the three-month LIBOR rate plus 120 basis points. The initial rate of interest on the revolver was 7.20%, and most recently reset to 4.93% on September 26, 2001. The collateral for this borrowing consists of the common stock of The PrivateBank (Chicago) and The PrivateBank (St. Louis), which is held in custody by the lender. Upon issuing $20.0 million of trust preferred securities on February 8, 2001, the Company repaid the $18.0 million outstanding under the revolving credit facility. In June 2001, the Company increased the borrowings on the credit facility to $250,000 for general business purposes, which amount remains outstanding as of September 30, 2001.

     On February 11, 2000, the Company entered into a subordinated note issued to Johnson International, Inc. in the principal amount of $5.0 million. The interest on the subordinated note is reset each quarter based on the three-month LIBOR rate. The note is payable in full on or before February 11, 2007, and provides for certain rate escalation beginning after February 11, 2002. The initial rate of interest on the subordinated note was 6.60% and most recently reset to 4.07% on August 11, 2001. The Company has the right to repay the subordinated note at any time after giving at least 30 days, but not more than 60 days advance notice.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     PrivateBancorp, Inc. ("the Company") was organized as a Delaware corporation in 1989 to serve as the holding company for a Chicago-based de novo bank designed to provide highly personalized financial services primarily to affluent individuals, professionals, entrepreneurs and their business interests. Through the Company's banking subsidiaries, The PrivateBank and Trust Company ("The PrivateBank (Chicago)") and The PrivateBank (St. Louis), the Company provides its clients with traditional personal and commercial banking services, lending programs, and wealth management services. Using the European tradition of "private banking" as the model, the Company strives to develop a unique relationship with clients, utilizing a team of managing directors to serve the clients' individual and corporate banking needs, and tailoring products and services to meet such needs. Currently, the Company has seven Chicago-area offices: Downtown Chicago, Wilmette, Oak Brook, St. Charles, Lake Forest, Winnetka, and Geneva, Illinois. During 2000, the Company expanded to the St. Louis market where it opened a new federal savings bank, The PrivateBank (St. Louis). Managing directors are strategically located at all of these locations.

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

     The profitability of the Company's operations depends on its net interest income, provision for loan losses, non-interest income, and non-interest expense. Net interest income is the difference between the income the Company receives on its loan and investment portfolios and its cost of funds, which consists of interest paid on deposits and borrowings. The provision for loan losses reflects the cost of credit risk in the loan portfolio. Non-interest income consists primarily of trust fee income, and to a lesser extent, net securities gains and fees for ancillary banking services. Non-interest expense includes salaries and employee benefits as well as occupancy, data processing, marketing, professional fees, insurance, goodwill and other expenses.

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

     Non-interest expenses are heavily influenced by the growth of operations. Growth in the Company directly affects the majority of the Company's expense categories. Profitability and expense ratios were negatively impacted in 2000 due to the start-up operation in St. Charles, the acquisition of Johnson Bank Illinois, and the opening of The PrivateBank (St. Louis). For the remainder of 2001 we expect to continue to be impacted to some extent by the start-up nature of operations in St. Louis and to a lesser extent, by the new office in Geneva, Illinois. The PrivateBank (St. Louis) is expected to begin to operate profitably during 2002.

                             RESULTS OF OPERATIONS -
            THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

NET INCOME

     Net income for the third quarter ended September 30, 2001, was $1,591,000, up 64.4% compared to third quarter 2000 net income of $968,000. Earnings increased 60.0% to $0.32 per diluted share in the third quarter 2001 compared to $0.20 per diluted share in the third quarter 2000. Compared to third quarter 2000 earnings of $0.28 per diluted share adjusted to exclude the one-time severance charge recorded in the third quarter 2000, diluted earnings per share for the third quarter 2001 increased 14.3%. Net income for the nine months ended September 30, 2001 increased 46.9% to $4,282,000, or $0.88 per diluted share, compared to $2,915,000, or $0.61 per diluted share, for the same period last year. The increase in net income on a year to date basis as compared to the same period in 2000 is a result of our balance sheet growth as well as increases in noninterest income, including security gains, which have offset the impact of decreasing margins.

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

     Net interest income on a tax equivalent basis was $7.6 million during the three months ended September 30, 2001 compared to $6.6 million for the third quarter 2000, an increase of 16.1%. Average earning assets during the third quarter 2001 were $940.4 million, an increase of 31.1% over the prior year third quarter. Our net interest margin (tax equivalent net interest income as a percentage of earning assets) was 3.19% for the three months ended September 30, 2001, compared to 3.59% for the prior year period. The continuing decline in market interest rates during the quarter resulted in compression of net interest margin as compared to the second quarter of 2001 and the prior year third quarter. Our earning assets re-price at a faster rate than our interest bearing liabilities due to our short-term asset sensitive interest rate position. During the fourth quarter of 2001, we expect to continue to experience declines in net interest margin as market rates of interest have continued to decline. As interest rates decline, the portion of our loan portfolio that is based on floating rates will re-price downward. Likewise, deposits and floating rate borrowings will re-price downward, which will reduce the rates earned on assets. In the event that interest rates stabilize, we expect that our net interest margin will stabilize as well.

     Net interest income on a tax equivalent basis was $21.4 and $17.9 million for the nine months ended September 30, 2001 and 2000, respectively. Net interest margin was 3.26% for the nine months ended September 30, 2001 compared to 3.64% for the prior year period. The decrease in net interest margin during the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000 is attributable to the decreases in market rates during the year as well as to the interest expense associated with the issuance of $20.0 million of trust preferred securities on February 8, 2001. These securities bear interest at a fixed rate of 9.50%. The effect of the trust preferred issuance is to compress net interest margin in a falling interest rate environment.

     The following tables present a summary of our net interest income and related net interest margin, calculated on a tax equivalent basis (dollars in thousands):


                                                            THREE MONTHS ENDED SEPTEMBER 30,
                                     ---------------------------------------------------------------------------
                                                      2001                                    2000
                                     ----------------------------------        ---------------------------------
                                        AVERAGE                                AVERAGE
                                        BALANCE      INTEREST      RATE        BALANCE       INTEREST       RATE
                                     ------------    --------      ----      -----------     --------       ----
Short-term investments............      $  2,429      $    23      3.70%       $ 21,561       $   357       6.47%
Investment securities(1)..........       248,407        4,221      6.80%        113,900         2,033       7.19%
Loans, net of unearned
   discount(2)....................       689,558       12,832      7.33%        582,614        13,540       9.16%
                                        --------      -------                  --------       -------
Total earning assets..............      $940,394      $17,076      7.18%       $717,184       $15,930       8.77%
                                        ========      =======                  ========       =======
Interest-bearing deposits.........      $707,780      $ 7,356      4.12%       $576,890       $ 8,141       5.60%
Funds borrowed....................       125,623        1,637      5.10%         66,587         1,237       7.27%
Long-term debt - Trust Preferred
   Securities.....................        20,000          475      9.50%             --           --
                                        --------      -------                  --------       -------
Total interest-bearing liabilities      $853,403      $ 9,468      4.39%       $643,477       $ 9,378       5.77%
                                        ========      -------                  ========       -------
Tax equivalent net interest income                    $ 7,608                                 $ 6,552
                                                      =======                                 =======
Net interest spread...............                                 2.79%                                    3.00%
Net interest margin...............                                 3.19%                                    3.59%


                                                            NINE MONTHS ENDED SEPTEMBER 30,
                                     ---------------------------------------------------------------------------
                                                      2001                                    2000
                                     ----------------------------------        ---------------------------------
                                        AVERAGE                                AVERAGE
                                        BALANCE      INTEREST      RATE        BALANCE       INTEREST       RATE
                                     ------------    --------      ----      -----------     --------       ----
Short-term investments............      $  5,790      $   231      5.26%       $ 18,026       $   822       5.99%
Investment securities(1)..........       216,554       11,398      7.02%        101,780         5,400       7.07%
Loans, net of unearned
   discount(2)....................       646,238       38,856      7.98%        526,969        35,182       8.83%
                                        --------      -------                  --------       -------
Total earning assets..............      $868,582      $50,485      7.72%       $646,775       $41,404       8.48%
                                        ========      =======                  ========       =======
Interest-bearing deposits.........      $661,838      $23,153      4.68%       $526,162       $20,950       5.30%
Funds borrowed....................       109,276        4,689      5.66%         48,501         2,560       6.93%
Long-term debt - Trust Preferred
   Securities(3)..................        17,216        1,219      9.34%             --            --
                                        --------      -------                  --------       -------
Total interest-bearing liabilities      $788,330      $29,061      4.91%       $574,663       $23,510       5.44%
                                        ========      -------                  ========       -------
Tax equivalent net interest income                    $21,424                                 $17,894
                                                      =======                                 =======
Net interest spread...............                                 2.81%                                    3.04%
Net interest margin...............                                 3.26%                                    3.64%

---------------------------------------
(1) Interest income on tax-advantaged investment securities reflects a tax equivalent adjustment based on a marginal federal corporate tax rate of 34%. The total tax equivalent adjustment reflected in the above table is approximately $517,000 and $220,000 in the third quarter of 2001 and 2000, respectively, and $1,166,000 and $659,000 for the nine months ended 2001 and 2000, respectively.

(2) Nonaccrual loans are included in the average balances and do not have a material effect on the average yield. Interest on non-accruing loans was not material for the periods presented.

(3) The trust preferred securities pay a 9.50% fixed rate of interest. The yield above is based on the interest period from February 8, 2001 to September 30, 2001.

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

                      THREE MONTHS ENDED SEPTEMBER 30, 2001
                COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000


                                            CHANGE        CHANGE
                                            DUE TO        DUE TO         CHANGE        TOTAL
                                             RATE         VOLUME       DUE TO MIX     CHANGE
                                            ------        ------       ----------     ------
                                                        (DOLLARS IN THOUSANDS)
INTEREST INCOME/ EXPENSE FROM:
Short-term investments................      $  (151)      $ (312)        $ 129        $ (334)
Investment securities.................         (112)       2,438          (138)        2,188
Loans, net of unearned discount.......       (2,687)       2,469          (490)         (708)
                                            -------       ------         -----        ------
   Total interest income..............       (2,950)       4,595          (499)        1,146
                                            -------       ------         -----        ------
Interest-bearing deposits.............       (2,152)       1,848          (481)         (785)
Funds borrowed........................         (364)       1,082          (318)          400
Long-term debt - Trust Preferred
   Securities.........................           --           --           475           475
                                            -------       ------         -----        ------
   Total interest expense.............       (2,516)       2,930          (324)           90
                                            -------       ------         -----        ------
Net interest income...................      $  (434)      $1,665         $(175)       $1,056
                                            =======       ======         =====        ======

                      NINE MONTHS ENDED SEPTEMBER 30, 2001
                COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000


                                            CHANGE        CHANGE
                                            DUE TO        DUE TO         CHANGE        TOTAL
                                             RATE         VOLUME       DUE TO MIX     CHANGE
                                            ------        ------       ----------     ------
                                                        (DOLLARS IN THOUSANDS)
INTEREST INCOME/ EXPENSE FROM:
Short-term investments................      $   (98)      $ (548)        $  55        $ (591)
Investment securities.................          (38)       6,069           (33)        5,998
Loans, net of unearned discount.......       (3,350)       7,877          (853)        3,674
                                            -------       ------         -----        ------
   Total interest income..............       (3,486)      13,398          (831)        9,081
                                            -------       ------         -----        ------
Interest-bearing deposits.............       (2,440)       5,378          (735)        2,203
Funds borrowed........................         (461)       3,150          (560)        2,129
Long-term debt - Trust Preferred
   Securities.........................          --            --          1,219        1,219
                                            -------       ------         -----        ------
   Total interest expense.............       (2,901)       8,528           (76)        5,551
                                            -------       ------         -----        ------
Net interest income...................      $  (585)      $4,870         $(755)      $ 3,530
                                            =======       ======         =====        ======

PROVISION FOR LOAN LOSSES

     Our provision for loan losses was $845,000 for the third quarter of 2001, compared to $383,000 for the comparable period in 2000. Our provision for loan losses was $1.9 million for the nine months ended September 30, 2001 compared to $1.4 for the comparable period in 2000. Increases in the provision for loan losses compared to the prior year periods are related to the growth in the loan portfolio as well as increases in nonperforming loans during 2001.

     We maintain an allowance management deems adequate for loan losses that are probable and inherent in the portfolio. The provision for loan losses is the result of management's latest assessment of the inherent losses in the loan portfolio. A discussion of the allowance for loan losses and the factors on which provisions are based begins on page 24.

NON-INTEREST INCOME

     Non-interest income for the quarter increased to $1.2 million, reflecting an increase of $475,000 or 63.8% compared to the third quarter of 2000. The increase in non-interest income is attributable primarily to $365,000 of net gains on the sale of investment securities. No securities were sold in the prior year quarter. During the third quarter 2001, we continued to take advantage of volatility in the financial markets while repositioning our investment portfolio for protection in the declining market rate environment. Banking, wealth management and other income increased $110,000 over the prior year quarter. Trust assets under administration decreased to $684.8 million at September 30, 2001 compared to $785.7 million at September 30, 2000, a decrease of 12.8%, attributable primarily to declines in equity valuations since the prior year quarter, which was partially offset by increases in new business. Despite the decline in the level of trust assets under administration, wealth management fee revenue increased by $65,000 to $630,000 for the quarter ended September 30, 2001, an increase of 11.5% over the prior year quarter. The increase reflects a continued change in the mix of wealth management accounts to more profitable account arrangements.

     Non-interest income increased approximately $1,373,000 or 61.9% to $3.6 million for the first three quarters of 2001, as compared to $2.2 million for the comparable period in 2000. Wealth management income increased by $373,000 to $2.0 million for the nine months ended September 30, 2001, reflecting an increase of 22.5% over the nine months ended September 30, 2000. Banking services income increased by approximately $235,000 to $659,000 for the nine months ended September 30, 2001 as compared to $424,000 for the nine months ended September 30, 2000. Net securities gains for the nine months ended September 30, 2001 were $904,000 compared to $92,000 for the comparable prior year period. During the nine months ended September 30, 2001, we were able to continue to take advantage of market interest rate volatility to achieve interest rate risk management objectives, realize gains on investments and purchase investment securities with enhanced return opportunities relative to the securities that were sold.

NON-INTEREST EXPENSE


                                                THREE MONTHS ENDED     NINE MONTHS ENDED
                                                   SEPTEMBER 30,          SEPTEMBER 30,
                                               -------------------    -------------------
                                                2001         2000      2001        2000
                                               ------       ------    ------      -------
                                                 (IN THOUSANDS)          (IN THOUSANDS)
Salaries and employee benefits........         $2,303       $2,211    $ 6,592     $ 5,906
Severance charge......................             --          562         --         562
Occupancy.............................            985          803      2,833       2,180
Professional fees.....................            585          480      1,875       1,651
Marketing.............................            275          241        889         845
Data processing.......................            303          218        875         571
Postage, telephone and delivery.......            200          147        581         430
Office supplies and printing..........            167          100        359         335
Insurance.............................             88           84        269         222
Goodwill..............................            206          206        618         525
Other expense.........................            239          175      1,162         489
                                               ------       ------    -------     -------
Total non-interest expense............         $5,351       $5,227    $16,053     $13,716
                                               ======       ======    =======     =======

     THREE MONTHS ENDED SEPTEMBER 30, 2001:

     Non-interest expense increased to $5.4 million in the third quarter of 2001 from $4.7 million in the third quarter of 2000, an increase of 14.9%, adjusted to exclude the prior year, one-time severance charge. In the quarter ended September 30, 2000, we incurred a one-time charge of $562,000 pre-tax, reflecting expenses associated with severance packages for former executives as well as costs incurred to secure their replacements. The increase in non-interest expense between quarters reflects the growth of the organization during the twelve-month period ended September 30, 2001. Our efficiency ratio was 60.6% for the third quarter 2001 as compared to 63.9% for the third quarter 2000, excluding the effect of the one-time severance charge. On a tax-equivalent basis, this ratio indicates that in the third quarter of 2001, we spent 60.6 cents to generate each dollar of revenue, compared to 63.9 cents in the third quarter of 2000. During the remainder of 2001, we expect to continue to report improvements in our operating efficiency ratio for 2001 as compared to 2000. However, we continue to incur operating expenses in excess of revenues for The PrivateBank (St. Louis) and for the new office established in Geneva, Illinois. As a result, we expect the efficiency ratio to remain high until business development efforts at the new offices generate revenue sufficient to offset the related operating expenses.

     Salaries and benefits increased $92,000, or 4.2% during the third quarter 2001 as compared to the year ago quarter, reflecting the increased level of full-time equivalent employees to 145 people at September 30, 2001 as compared to 134 people at September 30, 2000. The increase is due primarily to overall growth in the organization including the addition of two senior officers responsible for establishing the Geneva office.

     Occupancy expense increased to $985,000 during the third quarter 2001, reflecting an increase of 22.7% over the prior year quarter. Occupancy expense during the third quarter 2001 reflects the addition of a new floor of office space in the downtown Chicago office dedicated specifically to our Wealth Management Area, the addition of a new office in Geneva, Illinois, as well as depreciation of certain fixed assets, software and equipment. This quarter we purchased and capitalized new equipment and software that is being depreciated over a period of three to five years, which has had the effect of increasing occupancy expense during the third quarter 2001.

     Data processing expenses increased to $303,000 during the quarter, a 39.0% increase over the prior year quarter. The opening of The PrivateBank (St. Louis) in June 2000 requires additional data processing support on a monthly basis. Additionally, the third quarter 2001 results reflect data processing costs associated with the opening of the Geneva office.

     Postage, telephone and delivery increased to $200,000 during the third quarter 2001, an increase of 36.1% over the prior year quarter. The addition of the Geneva office increased the delivery costs related to the processing of transactions, which are sent daily to a third-party processing area. In addition, postal rates increased effective January 1, 2001. Telephone utilization has increased during the third quarter 2001 as compared to the prior year quarter due to growth in the organization.

     Office supplies and printing costs increased to $167,000 during the second quarter 2001, a 67.0% increase as compared to the prior year quarter. During the third quarter, we recognized an accumulation of check printing charges, which were not passed on to customers.

     Insurance expense increased to $88,000, an increase of 4.8% over the prior year quarter. The additions of additional rental office space and an increase in the number of employees have contributed to increased levels of insurance costs during the third quarter 2001.

     NINE MONTHS ENDED SEPTEMBER 30, 2001:

     Non-interest expense increased to $16.1 million for the first nine months of 2001 from $13.7 million for the first nine months of 2000, an increase of 17.0%. This increase is due to expenses incurred in connection with our expansion initiatives, namely the acquisition in early 2000 of two new offices as a result of the Johnson Bank Illinois acquisition, the establishment of the St. Louis office and the opening of the Geneva office. In the second quarter of 2001, our efficiency ratio decreased to 64.2% for the first nine months of 2001 as compared to 65.4% for the first nine months of 2000, excluding the effect of the one-time severance charge recognized in 2000. The improvement in our efficiency ratio highlights growth in net interest income (on a tax equivalent basis) and non-interest income as compared to the prior year period, which more than offset the increase in non-interest expense.

     Salaries and benefits increased 11.6% during the first nine months of 2001 as compared to last year, reflecting the Company's increased level of full-time equivalent employees to 145 people at September 30, 2001 as compared to 134 people at September 30, 2000. The increase is due primarily to the full effect of the Johnson Bank Illinois acquisition, the opening and staffing of the PrivateBank (St. Louis), and the addition of two senior officers responsible for establishing the Geneva office.

     Occupancy expense increased to $2.8 million for the first nine months of 2001, from $2.2 million for the first nine months of 2000, reflecting an increase of 30.0%.

     During the nine months ended September 30, 2001, professional fees increased by $224,000 over the prior year's first nine months. The 13.6% increase in professional fees reflects increased legal, accounting and information-system consultation services.

     Office supplies and printing expenses increased 7.2% for the first nine months of 2001 from the year-ago period's level of $335,000 to $359,000. Data processing fees increased from $571,000 for the first nine months of 2000 to $875,000 for the first nine months of 2001, an increase of 53.2%, attributable to increased demand from new branch offices.

     Other non-interest expense increased by $673,000 to $1.2 million for the nine months ended September 30, 2001 as compared to the prior year nine-month period. This increase reflects non-recurring charges recognized in June 2001 in the amount of $561,000 related to the resolution of certain items associated with prior systems conversions.

     INCOME TAXES

     The following table shows our income before income taxes, applicable income taxes and effective tax rate for the nine months ended September 30, 2001 and 2000, respectively (in thousands):

                                       NINE MONTHS ENDED
                                         SEPTEMBER 30,
                                     ---------------------
                                      2001           2000
                                     ------         ------

Income before taxes..........        $5,874         $4,381
Income tax provision.........         1,592          1,466
Effective tax rate...........          27.1%          33.5%

     The lower effective tax rate for the third quarter 2001 as compared to the prior year quarter is partially attributable to an increase in the amount of federally tax exempt municipal investment securities held in our securities portfolio. Tax-exempt municipal securities increased from $37.4 million at December 31, 2000 to $95.1 million at September 30, 2001. The effective income tax rate varies from statutory rates principally due to certain interest income which is tax-exempt for federal or state purposes, and certain expenses which are disallowed for tax purposes.

                               FINANCIAL CONDITION

     Total assets increased to $1.0 billion at September 30, 2001, an increase of $212.5 million, or 25.6% over total assets of $829.5 million at December 31, 2000, and an increase of $278.2 million, or 36.4% over $763.8 million at September 30, 2000. The balance sheet growth during the nine months ended September 30, 2001 was accomplished mainly through loan growth throughout the Company and growth in the investment securities portfolio. The growth in assets was funded through excess liquidity, growth in funds borrowed, increases in deposits and an increase in long-term debt that resulted from the issuance of $20.0 million of trust preferred securities in the first quarter of 2001.

LOANS

     Total loans increased to $716.1 million, an increase of $116.7 million, or 19.5%, from $599.4 million at December 31, 2000 and an increase of $131.2 million, or 22.4%, from $584.9 million at September 30, 2000.

     The PrivateBank (St. Louis) had loans outstanding of $58.0 million as of September 30, 2001, growth of $32.8 million since December 31, 2000. The remaining loan growth of $83.9 million experienced by the Company since December 31, 2000 was generated by The PrivateBank (Chicago). All of The PrivateBank (Chicago) offices posted strong gains in loan volume during the first nine months of 2001.

     The following table sets forth our loan portfolio net of unearned discount by category (in thousands) at the following dates:


                                      SEPTEMBER 30,     DECEMBER 31,      SEPTEMBER 30,
                                          2001              2000               2000
                                      -------------     ------------      -------------
LOANS
Commercial real estate...........        $273,970         $206,464           $198,773
Residential real estate..........          91,844           86,052             87,156
Commercial.......................         141,066          137,343            144,321
Personal(1)......................         116,775          108,427            103,567
Construction.....................          92,462           61,143             51,102
                                         --------         --------           --------
   Total loans...................        $716,117         $599,429           $584,919
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

     The allowance for loan losses represents our estimate of probable losses in the portfolio at each balance sheet date and is supported by all available and relevant information. The allowance for the loan losses contains provisions for probable losses that have been identified relating to specific borrowing relationships as well as probable losses inherent in the loan portfolio and credit undertakings that are not specifically identified. The allowance for loan losses as a percentage of total loans was 1.06% at September 30, 2001, 1.02% at December 31, 2000 and 1.02% at September 30, 2000. Management believes that the allowance for loan losses is adequate to provide for estimated probable credit losses inherent in the loan portfolio.

     Net charge-offs totaled $183,000 for the quarter ended September 30, 2001 versus net charge-offs of $344,000 in the year earlier period. The provision for loan losses was $845,000 in the third quarter of 2001, versus $383,000 in the third quarter of 2000. Management judges the adequacy of the allowance by formally reviewing and analyzing potential problem credits, which entails assessing current and historical loss experience, loan portfolio trends, prevailing economic and business conditions, specific loan review and other relevant factors.

     Following is a summary of changes in the allowance for loan losses for the nine months ended September 30, 2001 and 2000 (in thousands):


                                                                          2001            2000
                                                                         ------          ------
Balance, January 1..............................................         $6,108          $4,510
Johnson Bank Illinois acquisition allowance for loan loss.......           --               864
Provisions charged to earnings..................................          1,922           1,356
Loans charged-off, net of recoveries............................           (472)           (739)
                                                                         ------          ------
Balance, September 30...........................................         $7,558          $5,991
                                                                         ======          ======

NONPERFORMING LOANS

The following table classifies our non-performing loans as of the dates shown:


                                            9/30/01      6/30/01       3/31/01      12/31/00      9/30/00
                                            -------      -------       -------      --------      -------
Nonaccrual loans......................       $2,658       $1,504        $  117        $   24         $324
Loans past due 90 days or more........        3,766          938         2,847         1,421          242
                                             ------       ------        ------        ------         ----
Total nonperforming loans.............        6,424        2,442         2,964         1,445          566
Other real estate owned...............           62           --            --            --           --
                                             ------       ------        ------        ------         ----
Total nonperforming assets............       $6,486       $2,442        $2,964        $1,445         $566
                                             ======       ======        ======        ======         ====
Total nonaccrual loans to total loans.          .37%         .23%          .02%           NM          .06%

Total nonperforming loans to total
   loans..............................          .90%         .37%          .47%          .24%         .10%
Total nonperforming assets to total
   assets.............................          .62%         .26%          .34%          .17%         .07%

     Nonperforming loans include nonaccrual loans and accruing loans, which are 90 days or more delinquent. Loans in this category include those with characteristics such as past maturity more than 90 days, those that have recent adverse operating cash flow or balance sheet trends, or loans that have general risk characteristics that management believes might jeopardize the future timely collection of principal and interest payments. The balance in this category at any reporting period can fluctuate widely based on the timing of cash collections, renegotiations and renewals.

     Nonaccrual loans were $2.7 million at September 30, 2001 as compared to $24,000 at December 31, 2000. Nonaccrual loans increased by $1.2 million since June 30, 2001. The increase relates primarily to a single credit relationship at The PrivateBank (St. Louis). Loans delinquent over 90 days increased by $2.8 million since June 30, 2001. This increase relates primarily to the timing of renegotiations and renewals and is not deemed to reflect deterioration of credit quality. As of September 30, 2001, we had one loan that was converted to other real estate owned in the amount of $62,000. Subsequent to September 30, 2001, we sold the other real estate owned property with full recovery of the recorded property value plus interest fees and collection costs.

INVESTMENT SECURITIES

     The amortized cost and the estimated fair value of securities at September 30, 2001 and December 31, 2000, were as follows (in thousands):


                                                       INVESTMENT SECURITIES -- AVAILABLE-FOR-SALE
                                                --------------------------------------------------------
                                                                   SEPTEMBER 30, 2001
                                                --------------------------------------------------------
                                                                GROSS           GROSS
                                                AMORTIZED     UNREALIZED      UNREALIZED        ESTIMATED
                                                  COST          GAINS           LOSSES         FAIR VALUE
                                                ---------     ----------      ----------        ----------
U.S. Government Agency Obligations.......       $    313        $   30          $    --         $    343
U.S. Government Agency Mortgage Backed
   Securities and Collateralized
   Mortgage Obligations..................         91,350         1,655              (28)          92,977
Corporate Collateralized Mortgage
   Obligations...........................         24,270           761               --           25,031
Tax Exempt Municipal Securities..........         93,489         1,729             (139)          95,079
Taxable Municipal Securities.............          1,671            56               --            1,727
Federal Home Loan Bank Stock.............         61,964            --               --           61,964
Other....................................          2,049           149               --            2,198
                                                --------        ------          -------         --------
Total....................................       $275,106        $4,380          $  (167)        $279,319
                                                ========        ======          =======         ========


                                                       INVESTMENT SECURITIES -- AVAILABLE-FOR-SALE
                                                --------------------------------------------------------
                                                                   DECEMBERR 31, 2000
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
                                                ========          ====          =======         ========

     All securities are classified as available-for-sale and may be sold as part of our asset/liability management strategy in response to changes in interest rates, liquidity needs or significant prepayment risk. Securities available-for-sale are carried at fair value, with related unrealized net gains or losses, net of deferred income taxes, recorded as an adjustment to equity capital. At September 30, 2001, net unrealized gains of $2.8 million resulted in an increase in reported stockholders' equity. This was an increase of $2.9 million from net unrealized losses of $118,000 recorded as part of equity at December 31, 2000. The increase in unrealized gains in the first nine months of 2001 reflects the effect of declining interest rates on tax exempt municipal securities, corporate collateralized mortgage obligations, and other various securities in the portfolio. Additionally, we benefited from changes made to the investment portfolio as a result of our continued implementation of our asset/liability management strategies.

     Securities available for sale increased to $279.3 million at September 30, 2001, up 62.2% from 172.2 million at December 31, 2000. The growth in the investment security portfolio since December 31, 2000 resulted from the continued implementation of our asset/liability management strategy. Tax exempt municipal securities increased by $58.4 million, providing net interest margin protection in a falling interest-rate environment. Collateralized mortgage obligations increased $23.5 million in the first nine months of 2001. The net increase in collateralized

CMO's reflects sales of specific CMO's that posed a heightened risk of prepayments and accelerated premium amortization in a lower market rate environment. Purchases of new collateralized CMO's have included pools of mortgages with built-in prepayment penalties and a lower risk of accelerated premium amortization. Investments in Federal Home Loan Bank Stock increased by $26.8 million as a result of purchases made to take advantage of the favorable dividend yield in addition to the liquid nature of the investment.

DEPOSITS AND FUNDS BORROWED

     The following table presents the balances of deposits by category and each category as a percentage of total deposits at September 30, 2001, December 31, 2000 and September 30, 2000:


                                    SEPTEMBER 30,                DECEMBER 31,                    SEPTEMBER 30,
                                        2001                         2000                           2000
                                ---------------------       ---------------------        ---------------------
                                              PERCENT                     PERCENT                      PERCENT
                                BALANCE      OF TOTAL       BALANCE      OF TOTAL        BALANCE      OF TOTAL
                                -------      --------       -------      --------        -------      --------
                                                              (DOLLARS IN THOUSANDS)
Demand..................        $ 68,789         8.6%       $ 61,789         9.2%        $ 55,831         8.8%
Savings.................           4,278         0.5%          8,242         1.2%           2,703         0.4%
Interest-bearing demand.          45,711         5.7%         51,301         7.7%          37,747         6.0%
Money market............         357,285        44.6%        297,043        44.3%         271,322        42.9%
Certificates of deposit.         231,868        29.0%        208,029        31.0%         207,101        32.7%
Brokered deposits.......          93,215        11.6%         43,842         6.6%          58,303         9.2%
                                --------       -----        --------       -----         --------       -----
  Total deposits.......         $801,146       100.0%       $670,246       100.0%        $633,007       100.0%
                                ========       =====        ========       =====         ========       =====

     Total deposits of $801.1 million at September 30, 2001 represent an increase of $130.9 million or 19.5% as compared to total deposits of $670.2 million as of December 31, 2000. Noninterest-bearing deposits increased by 11.3% to $68.8 million at September 30, 2001 as compared to $61.8 million at December 31, 2000. Interest-bearing demand deposits decreased by 10.9% to $45.7 million as compared to $51.3 million at December 31, 2000. Money market accounts increased by $60.2 million to $357.3 million at September 30, 2001 as compared to $297.0 million at December 31, 2000. Certificates of deposits increased by $23.8 million to $231.9 million at September 30, 2001 as compared to $208.0 million at December 31, 2000. Brokered deposits increased by 112.6% to $93.2 million at September 30, 2001 as compared to $43.8 million at December 31, 2000. We continued to utilize brokered deposits during the third quarter 2001 as a source of funding for growth in the loan and investment portfolios. Certain broker deposits include call option provisions, which provide us with the opportunity to repay the certificates of deposit on a specified date prior to the contractual maturity date. Given the current level of market interest rates, we expect to call $11.2 million and $48.0 million of brokered deposits in the fourth quarter of 2001 and the first quarter of 2002, respectively. We expect to replace the retired brokered deposits with new broker deposits at lower interest rates.

     Our membership in the Federal Home Loan Bank System gives it the ability to borrow funds from the Federal Home Loan Bank of Chicago (FHLB) and from the Federal Home Loan Bank of Des Moines (FHLB) for short- or long-term purposes under a variety of programs. We have periodically used the services of the FHLB for short-term funding needs and other correspondent services. During 2001, we have continued to utilize FHLB advances to fund growth and liquidity of the banks.

     A summary of all funds borrowed and outstanding at September 30, 2001, December 31, 2000 and September 30, 2000 is presented in the table below:


                                           CURRENT                   SEPTEMBER 30,      DECEMBER 31,     SEPTEMBER 30,
                                           RATE(1)     MATURITY          2001               2000              2000
                                           -------     --------      -------------      ------------     -------------
                                                                       (DOLLARS IN THOUSANDS)
FUNDS BORROWED:
Borrowings under revolving line of
   credit.............................       4.93%     02/11/02       $    250             $18,000         $17,250
Subordinated note.....................       4.07      02/11/07          5,000               5,000           5,000
FHLB floating rate advanced(2)........       6.77      05/01/01            ---              10,000          10,000
FHLB fixed advance....................       6.50      10/23/05         25,000              25,000          30,000
FHLB fixed advance....................       6.49      11/13/01          2,000               2,000              --
FHLB fixed advance....................       6.21      12/05/03         30,000              30,000              --
FHLB fixed advance....................       5.91      06/21/02            500                 500              --
FHLB fixed advance....................       5.89      12/20/02          1,000               1,000              --
FHLB fixed advance....................       5.33      07/22/02          1,000                  --              --
FHLB fixed advance....................       5.21      01/22/02          1,000                  --              --
FHLB fixed advance....................       5.02      03/06/02          1,000                  --              --
FHLB fixed advance....................       4.30      02/01/02         25,000                  --              --
FHLB fixed advance....................       4.21      05/13/02          1,000                  --              --
Fed funds purchased...................       3.44        Daily          40,000               2,700           7,000
Demand repurchase agreements(3).......       2.18        Daily           5,206               2,679           2,008
                                                                      --------             -------         -------
   Total funds borrowed...............                                $137,956             $96,879         $71,258
                                                                      ========             =======         =======

---------------------------------------
(1) Reflects the rate in effect as of September 30, 2001, or at maturity, if the advance matured prior to September 30, 2001.
(2) The rate on this FHLB floating rate advance is set at one-month LIBOR minus five basis points.
(3) Demand repurchase agreements are a form of retail repurchase agreements offered to certain clients of The PrivateBank (Chicago). Funds are swept each business day from the client's demand deposit account. These amounts are not deposits and are not insured, but are secured by a pool of securities pledged specifically for this purpose.

     The increase in funds borrowed as of September 30, 2001 as compared to December 31, 2000, reflects an increase in our fed funds purchased position and increases in FHLB fixed advances, offset by a decrease in our borrowings under a revolving line of credit. The increases in funds borrowed have been utilized to fund growth in loans and investment securities as well as liquidity at our banks.

     CAPITAL RESOURCES

     During the first quarter 2001, we issued $20.0 trust preferred securities which qualify as Tier 1 capital up to 25.0% of total Tier 1 capital with the remaining amount treated as Tier 2 capital. At September 30, 2001, $19.8 million of the trust preferred securities was treated as Tier 1 capital. Stockholders' equity rose to $62.1 million at September 30, 2001, an increase of $7.8 million from the 2000 year-end level, due to an increase in year-to-date 2001 net income and an increase in Accumulated Other Comprehensive Income, reflecting a $2.9 million increase (net of tax) in the fair value of the available-for-sale investment portfolio at September 30, 2001 as compared to the fair value at December 31, 2000.

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

     The following table reflects our consolidated measures of capital at September 30, 2001, December 31, 2000 and September 30, 2000:


                                            SEPTEMBER 30,     DECEMBER 31,      SEPTEMBER 30,
                                                2001              2000               2000
                                            -------------     ------------      -------------
Leverage ratio........................          6.99%             5.54%              5.54%
Tier 1 risk-based capital ratio.......          8.88%             6.47%              6.72%
Total risk-based capital ratio........         10.55%             8.15%              8.51%
Total equity to total assets..........          5.96%             6.53%              6.69%

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

     At September 30, 2001, the Company and each of the banking subsidiaries continued to exceed the minimum levels of all regulatory capital requirements, and were each considered "well capitalized" under all regulatory standards.

LIQUIDITY

     Liquidity measures our ability to meet maturing obligations and our existing commitments, to withstand fluctuations in deposit levels, to fund our operations and to provide for clients' credit needs. Our liquidity principally depends on cash flows from operating activities, investment in and maturity of assets, changes in balances of deposits and borrowings and our ability to borrow funds in the money or capital markets.

     Net cash inflows provided by operations were $16.1 million in the first nine months of 2001 compared to a net inflow of $8.6 million a year earlier. Net cash outflows from investing activities were $219.8 million in the first nine months of 2001 compared to a net cash outflow of $168.1 million a year earlier. Cash inflows from financing activities in the first nine months of 2001 were $192.4 million compared to a net inflow of $141.1 million in the first nine months of 2000.

     In the event of short-term liquidity needs, our banking subsidiaries may purchase federal funds from correspondent banks. Membership in the Federal Home Loan Bank System gives the banking subsidiaries the ability to borrow funds from the FHLB for short- or long-term purposes under a variety of programs. During 2001, we continued to utilize brokered deposits as an alternative source of funding. Brokered deposits represented 11.6% of total deposits at September 30, 2001 compared to 6.6% of total deposits at December 31, 2000.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ASSET/LIABILITY MANAGEMENT POLICY

     As a continuing part of our financial strategy, we attempt to manage the impact of fluctuations in market interest rates on our net interest income. This effort entails providing a reasonable balance between interest rate risk, credit risk, liquidity risk and maintenance of yield. Asset/liability management policy is established by our Board of Directors and is implemented by management. Our asset/liability policy sets standards within which we are expected to operate. These standards include guidelines for exposure to interest rate fluctuations, liquidity, loan limits as a percentage of funding sources, exposure to correspondent banks and brokers, and reliance on non-core deposits. The policy also states the reporting requirements to the Board of Directors. The investment policy complements the asset/liability policy by establishing criteria by which we may purchase securities. These criteria include approved types of securities, brokerage sources, terms of investment, quality standards, and diversification.

     We measure the impact of interest rate changes on our income statement through the use of gap analysis. The gap represents the net position of assets and liabilities subject to repricing in specified time periods. During any given time period, if the amount of rate sensitive liabilities exceeds the amount of rate sensitive assets, a company would generally be considered negatively gapped and would benefit from falling rates over that period of time. Conversely, a positively gapped company would generally benefit from rising rates. The following tables illustrate the estimated interest rate sensitivity and periodic and cumulative gap positions calculated as of September 30, 2001 and December 31, 2000:


                                                                  SEPTEMBER 30, 2001
                                          -------------------------------------------------------------------
                                                            TIME TO MATURITY OR REPRICING
                                          -------------------------------------------------------------------
                                                                (DOLLARS IN THOUSANDS)
                                                                                      OVER 5
                                         0-90 DAYS     91-365 DAYS     1-5 YEARS        YEARS          TOTAL
                                         ---------     -----------     ---------      --------      ---------
INTEREST-EARNING ASSETS
Loans..............................       $414,617       $ 63,655       $180,833      $ 57,012       $716,117
Investments........................         60,357         15,053         55,128       144,568        275,106
Federal funds sold.................          2,959             --             --            --          2,959
                                          --------       --------       --------      --------       --------
Total interest-earning assets......       $477,933       $ 78,708       $235,961      $201,580       $994,182
                                          ========       ========       ========      ========       ========
INTEREST-BEARING LIABILITIES
Interest-bearing demand............       $     --       $     --       $     --      $ 45,711       $ 45,711
Savings and money market...........        203,573        153,712             --         4,278        361,563
Time deposits......................        117,563        173,851         29,930         3,739        325,083
Funds borrowed.....................         52,456         28,500         77,000            --        157,956
                                          --------       --------       --------      --------       --------
Total interest-bearing liabilities.       $373,592       $356,063       $106,930      $ 53,728       $890,313
                                          ========       ========       ========      ========       ========
CUMULATIVE
Rate sensitive assets (RSA)........       $477,933       $556,641       $792,602      $994,182
Rate sensitive liabilities (RSL)...        373,592        729,655        836,585       890,313
GAP (GAP=RSA-RSL)..................        104,341       (173,014)       (43,983)      103,869
RSA/RSL............................         127.93%         76.29%         94.74%       111.67%
RSA/Total assets...................          45.87          53.42          76.07         95.41
RSL/Total assets...................          35.85          70.03          80.29         85.44
GAP/Total assets...................          10.01          16.60           4.22          9.97
GAP/Total RSA......................          21.83          31.08           5.55         10.45


                                                                  DECEMBER 31, 2000
                                          -------------------------------------------------------------------
                                                            TIME TO MATURITY OR REPRICING
                                          -------------------------------------------------------------------
                                                                (DOLLARS IN THOUSANDS)
                                                                                      OVER 5
                                         0-90 DAYS     91-365 DAYS     1-5 YEARS        YEARS          TOTAL
                                         ---------     -----------     ---------      --------      ---------
INTEREST-EARNING ASSETS
Loans................................     $340,187       $ 50,032       $174,428      $ 34,782       $599,429
Investments..........................        1,882          6,578         65,078        98,836        172,374
Federal funds sold...................       11,876             --             --            --         11,876
                                          --------       --------       --------      --------       --------
Total interest-earning assets........     $353,945       $ 56,610       $239,506      $133,618       $783,679
                                          ========       ========       ========      ========       ========
INTEREST-BEARING LIABILITIES
Interest-bearing demand..............     $    --        $     --       $     --      $ 51,301       $ 51,301
Savings and money market.............      192,462        104,510             72         3,063        300,107
Time deposits........................      112,398        119,823         23,260         1,568        257,049
Funds borrowed.......................       38,379          2,000         56,500            --         96,879
                                          --------       --------       --------      --------       --------
Total interest-bearing liabilities...     $343,239       $226,333       $ 79,832      $ 55,932       $705,336
                                          ========       ========       ========      ========       ========
CUMULATIVE
Rate sensitive assets (RSA)..........     $353,945       $410,555       $650,061      $783,679
Rate sensitive liabilities (RSL).....      343,239        569,572        649,404       705,336
GAP (GAP=RSA-RSL)....................       10,706       (159,017)           657        78,343
RSA/RSL..............................       103.12%         72.08%        100.10%       111.11%
RSA/Total assets.....................        42.67          49.49          78.37         94.48
RSL/Total assets.....................        41.38          68.66          78.29         85.03
GAP/Total assets.....................         1.29          19.17           0.08          9.44
GAP/Total RSA........................         3.02          38.73           0.10         10.00

     The following table shows the impact of an immediate 200 basis point change in interest rates as of September 30, 2001 and December 31, 2000. The effects are determined through the use of a simulation model based on our earning asset and interest-bearing liability portfolios, assuming the size of these portfolios remains constant from the balance sheet date throughout the one-year measurement period. The simulation assumes that assets and liabilities accrue interest on their current pricing basis. Assets and liabilities then reprice based on their terms and remain at that interest rate through the end of the measurement period. The model attempts to illustrate the potential change in net interest income if the foregoing occurred.

                                                        ---------------------------------------------------
                                                           SEPTEMBER 30, 2001            DECEMBER 31, 2000
                                                        ------------------------     ----------------------
                                                                                      +200          -200
                                                        +200 BASIS     -200 BASIS     BASIS         BASIS
                                                          POINTS         POINTS       POINTS        POINTS
                                                        ----------     ----------     ------        ------
Percentage change in net interest income due to
   an immediate 200 basis point change in
   interest rates over a one-year time horizon....         6.9%           -7.6%        3.7%           -5.5%

     This table shows that if there had been an instantaneous parallel shift in the yield curve of -200 basis points on September 30, 2001 and December 31, 2000, we would suffer a decline in net interest income of -7.6% and -5.5%, respectively over each one-year period. Conversely, a shift of +200 basis points would increase net interest income 6.9% over a one-year horizon based on September 30, 2001 balances, as compared to 3.7% measured on the basis of the December 31, 2000 portfolio.

     Changes in the effect on net interest income from a 200 basis point movement at September 30, 2001, compared to December 31, 2000 are due to the timing and nature of the repricing of rate sensitive assets to rate sensitive liabilities within the one year time frame. Although we are negatively gapped within one year, the asset sensitive position of the balance sheet in the first 90 days of the simulation coupled with the timing of repricing within the 91 to 365 day bucket, lead to the increase in net interest income from a +200 basis point move. The difference in the effect on net interest income at September 30, 2001 as compared to December 31, 2000 is due to the differences in the timing, balances, and current rates versus simulated rates of repricing assets and liabilities.

     Management's likely reaction to changes in interest rates is incorporated in assumptions made in these calculations. Differences in these assumptions between the reporting periods have also had the effect of reducing the impact of a changing interest rate environment.

     The preceding sensitivity analysis is based on numerous assumptions including the nature and timing of interest rate levels including the shape of the yield curve, prepayments on loans and securities, changes in deposit levels, pricing decisions on loans and deposits, reinvestment/replacement of asset and liability cash flows and others. While assumptions are developed based upon current economic and local market conditions, we cannot make any assurances as to the predictive nature of these assumptions including how client preferences or competitor influences might change.

               SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES
                          LITIGATION REFORM ACT OF 1995

     This report contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to, fluctuations in market rates of interest and loan and deposit pricing; a deterioration of general economic conditions in our market areas; legislative or regulatory changes; adverse developments in our loan or investment portfolios; an inability to achieve expected revenues to the full extent expected or within the expected time frame at the St. Louis, Missouri and Geneva, Illinois offices; significant increases in competition; and the possible dilutive effect of potential acquisitions or expansions. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

     Although our subsidiaries may be involved from time to time in routine litigation incidental to their respective businesses, currently there are no material pending legal proceedings to which either the Company or its subsidiaries is a party.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.

          Exhibit 3.1 Amended and Restated Certificate of Incorporation of PrivateBancorp, Inc. (filed as an exhibit to the Company's Form S-1 registration statement (File No. 333-77147) and incorporated herein by reference.)

          Exhibit 3.2 [Intentionally left blank]

          Exhibit 3.3 Amended and Restated By-laws of PrivateBancorp, Inc. (filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference.)

          Exhibit 4.1 Subordinated Note of PrivateBancorp, Inc., dated February 11, 2000, principal amount of $5 million due February 11, 2007, issued to Johnson International, Inc. (filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and incorporated herein by reference.)

          Exhibit 4.2 Certain instruments defining the rights of the holders of long-term debt of the Company and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis, have not been filed as Exhibits. The Company hereby agrees to furnish a copy of any of these agreements to the SEC upon request.

          Exhibit 10.1 First Amendment to lease between Columbia Lisle Limited Partnership and the PrivateBank and Trust Company dated May 31, 2001.

          Exhibit 10.2 Employment Agreement entered into July 1, 2001 by and between PrivateBancorp, Inc. and Ralph B. Mandell.

     (b) Filings on Form 8-K.

          (1) Current Report on Form 8-K dated July 23, 2001, filed with the SEC on July 23, 2001.

          (2) Current Report on Form 8-K dated July 25, 2001, filed with the SEC on July 25, 2001.

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

                                        PRIVATEBANCORP, INC.
                                        (Registrant)

                                        By: /s/ Ralph B. Mandell
                                           -------------------------------------
                                           Ralph B. Mandell,
                                           Chairman, President and
                                           Chief Executive Officer


                                        By: /s/ Gary L. Svec
                                           -------------------------------------
                                           Gary L. Svec,
                                           Chief Financial Officer
                                           (principal financial officer)


                                        By: /s/ Lisa M. O'Neill
                                           -------------------------------------
                                           Lisa M. O'Neill,
                                           Controller
                                           (principal accounting officer)

Date:    November 14, 2001

                                  EXHIBIT INDEX

  Exhibit No.     Description
  -----------     -----------

     3.1 Amended and Restated Certificate of Incorporation of PrivateBancorp, Inc. (filed as an exhibit to the Company's Form S-1 registration statement (File No. 333-77147) and incorporated herein by reference.)
     3.2  [Intentionally left blank]
     3.3 Amended and Restated By-laws of PrivateBancorp, Inc. (filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference.)
     4.1 Subordinated Note of PrivateBancorp, Inc., dated February 11, 2000, principal amount of $5 million due February 11, 2007, issued to Johnson International, Inc. (filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and incorporated herein by reference.)
     4.2 Certain instruments defining the rights of the holders of long-term debt of the Company and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis, have not been filed as Exhibits. The Company hereby agrees to furnish a copy of any of these agreements to the SEC upon request.
     10.1 First Amendment to lease between Columbia Lisle Limited Partnership and the PrivateBank and Trust Company dated May 31, 2001.
     10.2 Employment Agreement entered into July 1, 2001 by and between PrivateBancorp, Inc. and Ralph B. Mandell.