Form 10-K
period 2001-12-31
PRIVATEBANCORP INC
filed 2002-03-14
CIK 889936

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   For the fiscal year ended December 31, 2001

                                       or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             For the transition period from            to
                                            ----------    ------------

                        Commission File Number: 000-25887

                              PRIVATEBANCORP, INC.
             (Exact name of Registrant as specified in its charter)

          Delaware                          36-3681151
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

Indicate by checkmark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities ExchangeAct of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting common equity of the Registrant held by non-affiliates of the Registrant was approximately $80,921,338 based on the closing price of the common stock of $22.65 on March 1, 2002, as reported by the NASDAQ National Market.

As of March 1, 2002, the Registrant had outstanding 4,907,940 shares of common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement for the 2002 Annual Meeting of Stockholders are incorporated by reference into Part III.

                                    FORM 10-K

                                Table of Contents

                                                                                                         Page
                                                                                                        Number
PART I
      Item 1.    Business...................................................................................1
      Item 2.    Properties................................................................................18
      Item 3.    Legal Proceedings.........................................................................18
      Item 4.    Submission of Matters to a Vote of Security Holders.......................................18

PART II
      Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters.....................19
      Item 6.    Selected Financial Data...................................................................20
      Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.....23
      Item 7A.   Quantitative and Qualitative Disclosures about Market Risk................................39
      Item 8.    Financial Statements and Supplementary Data...............................................41
      Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......41

PART III
      Item 10.   Directors and Executive Officers..........................................................42
      Item 11.   Executive Compensation....................................................................42
      Item 12.   Security Ownership of Certain Beneficial Owners and Management............................42
      Item 13.   Certain Relationships and Related Transactions............................................42

PART IV
      Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K...........................42

Index to Consolidated Financial Statements................................................................F-1

                                     PART I

ITEM 1. BUSINESS

Overview

     We organized PrivateBancorp as a Delaware corporation in 1989 to serve as the holding company for a Chicago-based de novo, or start-up, bank designed to provide highly personalized financial services primarily to affluent individuals, professionals, entrepreneurs and their business interests. We were one of the first banks newly formed in the Chicago area at that time. The organizers had significant senior level banking experience and many potential client contacts from prior banking positions.

     We believe that as the financial industry has consolidated, many financial institutions have focused on a mass-market approach using automated customer service which de-emphasizes personal contact. We believe that the centralization of decision-making power at these large institutions has resulted in disruption of client relationships as frontline bank employees who have limited decision-making authority fill little more than a processor role for their customers. At many of these large institutions, services are provided by employees in the "home office" who evaluate requests without the benefit of personal contact with the customer or an overall view of the customer's relationship with the institution.

     We believe that this trend has been particularly frustrating to affluent individuals, professionals, owners of closely held businesses and commercial real estate investors who traditionally were accustomed to dealing directly with senior bank executives. These customers typically seek banking relationships managed by a decision-maker that can deliver a prompt response to their requests and custom tailor a banking solution to meet their needs. As smaller, independent banks have been acquired by national, multi-bank holding companies, we believe that the personal relationships that these customers maintained with the management of such banks have eroded, and their individualized banking services have been lost.

     We have two banking subsidiaries--The PrivateBank and Trust Company, which we also refer to as The PrivateBank (Chicago), and The PrivateBank, which we also refer to as The PrivateBank (St. Louis). We also refer to The PrivateBank (Chicago) and The PrivateBank (St. Louis) individually as The PrivateBank or collectively as The PrivateBanks. We provide our clients with traditional personal and commercial banking services, lending programs, and wealth management services. Using the European tradition of "private banking" as our model, we strive to develop a unique relationship with each of our clients, utilizing a team of managing directors to serve our client's individual and corporate banking needs, and tailoring our products and services to meet their needs. Our managing directors are strategically located in eight Midwestern United States locations. Currently, we have seven offices in the Chicago metropolitan area. These offices are strategically located in downtown Chicago; in the affluent North Shore communities of Wilmette, Winnetka and Lake Forest; in Oak Brook, centrally located in the fast growing west suburban DuPage County; and in St. Charles and Geneva, in the far western Fox Valley area. We currently operate from one location in the St. Louis market where we established The PrivateBank (St. Louis), a federally chartered savings bank, in June 2000. The St. Louis-based bank also focuses on clients who are seeking a higher level of service and a broad array of personalized banking and wealth management products and services. The PrivateBank (St. Louis) clients consist of individuals, small to medium-sized businesses, commercial real estate investors and professionals.

     Since year-end 1995 to December 31, 2001, we have grown our asset base at a compound annual rate of 35% to $1.2 billion. During the same period, loans have grown at a compound annual rate of 36% to $780.8 million, deposits at a compound annual rate of 30% to $850.5 million and trust assets under administration at a compound annual rate of 24% to $722.7 million. Diluted earnings per share (EPS) have grown at a compound annual rate of 25% to $1.28 since year-end 1995.

The PrivateBank Approach

     We are a client-driven organization. We emphasize personalized client relationships and custom-tailored financial services, complemented by the convenience of technology. We target the affluent segment of the market because we believe that there is significant unmet demand for personalized services within this segment, and also because we believe it offers significant growth potential. The key aspects of our private banking approach are:

..    Personal Relationships. Our approach begins with the development of strong, dedicated relationships with our clients. Each client is matched with a team of individuals headed by a managing director. This managing director becomes our client's central point of contact with us. Our 18 managing directors, who are senior financial professionals, act as the financial partners of our clients, working with them to identify and service their banking needs. By dedicating a team of executives to each client, we are able to build ongoing relationships that allow our managing directors to use their increasing knowledge of the client's financial history and goals to quickly adapt our services to the client's individual needs. Our clients interact with the same persons for all types of banking services, enabling them to gain a sense of security and continuity of personal service in their banking relationship. On the basis of this trust and confidence, we seek to expand the scope of services provided to each client, often including banking needs related to the business affairs of our clients. Satisfied clients provide our most fertile source of new business and new client referrals as well.

..    Affluent Target Client. We believe that the affluent segment of the population, meaning that segment with annual incomes over $150,000, is increasing and is diverse in terms of its overall wealth and financial needs. We offer our services to those members of this segment who are focused on building and preserving wealth. Our clients include affluent individuals, professionals, entrepreneurs and their business interests. We target service industries such as the accounting, legal and medical professions, as well as owners of closely held businesses, commercial real estate investors and corporate executives. Although we generally target individuals with high annual incomes and net worth, we also recognize the growth potential of certain young professionals and extend our services to those individuals whose incomes or net worth do not initially meet our criteria. We believe that this segment of the market is most suited to our business and that these individuals are most likely to develop long-term relationships with us.

..    Customized Financial Services. In taking a long-term relationship approach to our clients, we are able to differentiate our services from the "one-size-fits-all" mentality of other financial institutions. Our clients use a wide variety of financial services beyond the traditional banking products, and we work with them to identify their particular needs and to develop and shape our services tailored to meet those needs. While we offer a portfolio of products, we believe that it is our personalized service that distinguishes us from our competition. We encourage, not discourage, our clients to contact us. We use regular contact as a way to strengthen our relationships, increase services to existing clients and earn referral business.

..    Streamlined Decision-Making Process. Unlike most larger banks, we do not have a lengthy chain of command. Our clients generally deal directly with their dedicated managing directors, who are given broad decision-making authority. This allows our managing directors to respond quickly and efficiently to our clients' needs. We are able to use a streamlined approach because our organization has many qualified, experienced credit officers. Officers with credit approval authority make themselves available on short notice to help consult on or approve credits when time is of the essence. We use an "on call" approach, rather than structured meetings, to approve credit. As the amount of the credit and the complexity increases, we resort to a more traditional approval process.

..    Enhanced Personal Service through Technology. While we encourage our clients to contact us directly, we also utilize technology to complement and enhance client service. We offer products such as PrivateBank Access, our Internet banking service, Master Money debit cards and Private Line Access, our voice-response communication system, to enhance, not replace, personal contact. This technology allows us to afford our clients the convenience of accessing our services from remote locations at any time of day.

     Our clients may connect to PrivateBank Access, Trust Plus Online Access and Business NetBanking directly through the Internet. Business NetBanking became available during 2001. Through Trust Plus Online Access, which became available late in 2000, wealth management clients may access account balance and history information in a read-only format through the Internet. Business NetBanking allows customers to access loan information, initiate stop payments, establish repetitive wire transfers and authorize transactions that clear through the Automated Clearing House (ACH). Business NetBanking is supported by a help desk that is staffed 60 hours per week. Currently, clients may:

..    access information regarding their wealth management account balances and recent transactions;

..    access deposit information;

..    transfer funds among deposit accounts;

..    utilize a bill payment service with a variety of options;

..    export information to financial software packages;

..    access the PrivateBank Access help desk which is staffed 24 hours a day, seven days a week; and

..    send e-mail messages to bank personnel.

     As technology changes, we intend to modify and enhance our electronic banking products. We believe that in the future, a growing number of our clients will desire both personal and electronic services. We intend to work to improve and expand dual-delivery systems providing the quality of service to which our clients are accustomed.

..    Extensive Financial Network. In order to compete with other financial service providers, we rely on a network of professionals in the financial and investment communities with whom we have developed strategic alliances over the years. This enables us to offer our clients a broad array of high quality services. For example, we work with selected investment management firms in providing services to our wealth management clients. Our clients can either maintain their existing investment management relationships when they become wealth management clients, or use our approved providers of investment management services. We believe this choice distinguishes our service from the rigid policies set by some of our competitors. We, in turn, assist our clients in selecting a complete package of services best suited to their individual needs without incurring the overhead associated with directly employing diversified portfolio managers. We also have a contractual fee sharing agreement with an independent insurance brokerage firm. Through this affiliation, we offer a full range of personal and corporate insurance products to our clients. To complement our existing financial products and services, we have a contractual arrangement with a registered securities broker-dealer firm through which we offer our clients on-site securities brokerage services.

Strategy for Growth

     We seek to enhance long-term stockholder value through internal growth, expanded product lines and selective geographic expansion. We expect to continue to evaluate possible acquisition candidates and new office locations and we intend to pursue opportunities that we perceive to be attractive to the long-term value of our franchise. Our growth strategy entails four key components:

..    Developing Our Existing Relationships. An important part of our future growth will be the continued development of our existing client relationships. As the needs of our clients change and grow, we seek to grow with them and continue to provide them with our custom-tailored, flexible services. For example, we strive to follow our clients from the purchase of their homes, through the financing of their own business, to the development and planning of their estate and continuing the relationship tradition with their children and grandchildren. We believe we have a significant opportunity to further develop our existing client relationships in each of our offices.

..    Increasing the Reach of Our Existing Offices. In addition to increasing the services provided to our existing clients, we seek to expand the market presence of our existing offices, particularly in our newer offices. We believe that the growing need for private banking services in these markets is still largely unmet and we believe there is a significant opportunity to increase our client base in these offices. We hope to capitalize on our reputation and the reputations of our managing directors in increasing our market presence. Our managing directors, with their personal and professional contacts in the financial and corporate arenas, have been instrumental in developing our business. We encourage our senior executives to attend and host business receptions, charitable activities and promotional gatherings so that we may interact with our clients in a unique and personal manner. We also hope to grow our business through referrals from our existing clients. Referrals have been a significant source of new business for us. We value this system of networking because it allows us to further develop and strengthen our personal and professional relationships with both new and existing clients.

..    Expanding into New Product Lines. Our goal is to be the primary source of financial products and services for our clients. We believe that by broadening our product line and adding additional financial services not currently offered by us, we should be able to achieve an increase in our franchise value through diversification of our fee income and strengthening of our client relationships. To reach this goal, we intend to consider acquisitions, joint ventures or strategic alliances with other financial service companies that emphasize quality service and the value of relationships. Our targets are businesses that complement our services and enable us to broaden our product line to better serve our clients and help us develop new client relationships. We continue to direct our energies towards building the breadth and depth of our wealth management area. We are very focused on acquiring additional asset management and financial planning capabilities as well as other fee income generating lines of business.

..    Expanding into New Markets. We believe the trend toward bank consolidation and centralized decision-making that has created a demand for our private banking services is not unique to Chicago or St. Louis. As we identify other markets that present opportunities for growth and development similar to those in the Chicago and St. Louis markets, we will consider selective geographic expansion through possible acquisitions of existing institutions or by establishing new banking offices.

The PrivateBank (Chicago) and The PrivateBank (St. Louis)

     We offer banking services to our clients at a personal level. We believe this is not the same as personal banking service. We define private banking as offering banking products and services to our clients when they want it, how they want it and where they want it. We tailor our products and services to fit our clients instead of making our clients fit our products and services. Our services fall into four general categories:

..    Commercial Services. We offer a full range of lending products to businesses owned by or affiliated with our clients. We offer lines of credit for working capital, term loans for equipment and other investment purposes, and letters of credit to support the commitments our clients make. We tailor these products to meet the varied needs of our clients. Non-credit products we offer include lockbox, cash concentration accounts, merchant credit card processing, electronic funds transfer, other cash management products and insurance. We strive to offer banking packages that are competitive and allow us to provide service to our clients beyond what is expected in our industry.

..    Real Estate Services. We provide real estate loan products to businesses and individuals. Our commercial real estate lending products are designed for real estate investors. We provide a full range of fixed and floating rate permanent and mini-permanent mortgages for our clients to finance a variety of properties such as apartment buildings, office buildings, strip shopping centers, and other income properties. We also provide some construction lending for residential and commercial developments. We believe that our lending products are competitively priced with terms that are tailored to our clients' individual needs. Our residential mortgage products range from 30-year fixed rate products to personal construction lending. The home mortgage market is very competitive and we believe that our service is what separates us from our competition. Many mortgage lenders cannot work with borrowers who have non-traditional income sources or non-traditional properties, such as co-ops. Our mortgage lending staff is trained to work with successful individuals who have complex personal financial profiles. We have developed a proficiency for mortgages in excess of $1.0 million per loan and will work with our clients and our market sources to place these loans into the secondary market. Our experience has been that residential lending is an excellent vehicle to attract new clients.

..    Wealth Management. Our services include investment management, personal trust and estate services, custodial services, retirement accounts and brokerage and investment services. Our wealth management personnel work with our clients to define objectives, goals and strategies for their investment portfolios. We assist the client with the selection of an outside investment manager and work to tailor the investment program accordingly. Our wealth management and estate account administrators work with our clients and their attorneys to establish their estate plans. We work closely with our clients and their beneficiaries to ensure that their needs are met and to advise them on financial matters. When serving as management agent, trustee or executor, we often structure and periodically monitor the performance of the investment management of our clients' investment portfolios. We also provide our clients with custodial services for safekeeping of their assets. Consistent with our private banking approach, we emphasize a high level of personal service in our wealth management area, including prompt collection and reinvestment of interest and dividend income, weekly valuation, tracking of tax information, customized reporting and ease of security settlement. We also offer retirement products such as individual retirement accounts, 401(k)s, IRA rollovers, and administrative services for retirement vehicles such as profit sharing plans and employee stock option plans, as well as a full line of brokerage and investment products. Wealth management services are currently offered at The PrivateBank (St. Louis) through the wealth management department of The PrivateBank (Chicago).

..    Individual Banking Services. Our typical private banking client has several of the following products: interest bearing checking with credit line, money market deposit accounts, certificates of deposit, ATM/debit cards, and brokerage accounts. Some of our clients are using the PrivateBank
     Access Internet PC banking product. In addition to residential mortgages, we provide clients a variety of secured and unsecured personal loans and lines of credit. Through our affiliations and contractual arrangements with an independent insurance brokerage firm and a registered securities broker-dealer firm, we offer insurance products and securities brokerage services. We strive to accommodate the individual needs of each of our clients by offering the convenience of highly personalized services, including domestic and international wire transfers and foreign currency exchange.

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

     Our legal lending limits, based on our banks' statements of financial condition, are calculated to not exceed 25% of capital plus unencumbered reserves. At December 31, 2001, The PrivateBank (Chicago)'s legal lending limit was $19.8 million and The PrivateBank (St. Louis)'s legal lending limit was $1.0 million. A bank's legal lending limit is the maximum amount of credit that the bank may commit to any one individual or business entity after aggregating all related credit.

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

     Our chief credit officer, or his designate, is involved in all credit decisions when the aggregate credit exposure is in excess of $250,000. The loan/investment committee of The PrivateBank (Chicago) reviews all credit decisions over $2.5 million and that of The PrivateBank (St. Louis) reviews all credit decisions over $250,000. Prior approval is required for credit exposure in excess of $5.0 million and for all credits related to our board members or our managing directors. Loans are approved at the bank level by a management loan committee or by obtaining the approval of individual credit officers. We believe that this process allows us to be more responsive to our clients' needs by being able to approve credit without waiting for scheduled committee meetings. We also use management committee meetings to discuss complex credits or when we feel that a particular credit may be informative to everyone in the loan approval process. The PrivateBank (St. Louis) is required to maintain a specific percentage of its loan portfolio in qualified residential real estate loans. To address this regulatory requirement, from time to time, The PrivateBank (St. Louis) purchases qualifying loans from The PrivateBank (Chicago) in exchange for loans generated in the St. Louis market that do not meet the criteria for qualified-thrift-loans. We price sales of loans between the banks so as to allow each bank to achieve equal risk rewards from a yield perspective. Prior to purchasing any loans, the chief credit officer of The PrivateBank (Chicago) applies the same credit policies and procedures as are followed for any other loan approval. Likewise, The PrivateBank (St. Louis) applies the same lending discipline to loans purchased from The PrivateBank (Chicago) as it does for externally generated loans.

     The following table sets forth the loan portfolio by category as of December 31, 2001 and 2000:

                                   December 31,   Percentage of   December 31,   Percentage of
                                      2001         total loans       2000         total loans
                                   ------------   -------------   ------------   -------------
                                                      (dollars in thousands)
Commercial real estate .........     $310,869          40%          $206,464         35%
Commercial .....................      163,279          21%           137,343         23%
Residential real estate ........       89,889          11%            85,347         14%
Personal .......................       64,411           8%            62,414         10%
Home equity ....................       59,795           8%            46,013          8%
Construction ...................       92,528          12%            61,143         10%
                                     --------         ---           --------        ---
Total loans ....................     $780,771         100%          $598,724        100%
                                     ========         ===           ========        ===

     Commercial Real Estate Loans. Our commercial real estate portfolio is comprised primarily of loans secured by multi-family housing units located in the Chicago and St. Louis metropolitan areas. Other types of commercial real estate collateral include: commercial properties owned by clients housing their manufacturing, warehousing or service businesses, investments in small retail centers, and investments in other business properties.

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

     Personal Loans. Our personal loan portfolio consists of loans to secure funds for personal investment, loans to acquire personal assets such as automobiles and boats, and personal lines of credit. Frequently, our borrowers prefer not to liquidate assets to secure funds for investment or personal acquisitions. They will use these assets as collateral for personal loans, or if their financial statements and personal reputations are sufficient, we will grant unsecured credit. Knowing our borrowers is a key factor in originating personal loans. When personal loans are unsecured, we believe that the character and integrity of the borrower becomes as important as the borrower's financial statement.

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

     We invest primarily in direct obligations of the United States, obligations guaranteed as to principal and interest by the United States, obligations of agencies of the United States, bank-qualified tax-exempt obligations of state and local political subdivisions and collateralized mortgage obligations. We also may invest from time to time in corporate debt or other securities as permitted by our investment policy. In addition, we enter into federal funds transactions with our principal correspondent banks, and primarily act as a net buyer of such funds. The purchase of federal funds are effectively short-term loans to us from other banks.

     Our investment portfolio also includes equity investments in the Federal Home Loan Bank of Chicago and the Federal Home Loan Bank of Des Moines. We invest in the Federal Home Loan Bank in order to be a member, which qualifies us to use their services including Federal Home Loan Bank borrowings. In addition, we have purchased participations in pools of loans from Neighborhood Housing Services ("NHS"). NHS is a not-for-profit organization that helps provide affordable housing to low and moderate income residents in the Chicago area. The size of our investment is proportionate to the volume of loans in certain credit programs offered by NHS. NHS is an important vehicle in our Community Reinvestment Act ("CRA") lending program.

     Our Chief Financial Officer is responsible for the management of our investment portfolio as well as the implementation of our investment strategy. The investment portfolio is structured to provide interest rate protection in a rates down scenario. Our loan portfolio is primarily floating-rate and when market rates decline, loans that are tied to floating rates reprice downward immediately. Our investment portfolio is structured to perform well in a `rates down' scenario. Alternatively, in a `rates up' environment, our loan portfolio performs very well due to the large percentage of floating rate loans. The investment portfolio will not outperform our loan portfolio in a rates up environment. During periods of volatility, we actively monitor the investment securities portfolio to maximize total returns in the construct of our asset liability management structure.

Wealth Management

     We offer our clients a wide variety of trust and asset management services designed to meet their individual needs and investment goals. Many of our wealth management clients have long-standing relationships with our managing directors. In administering a trust, we work closely with our client, the beneficiaries and the trustees' attorneys and accountants on personal and tax matters to assist the client in accomplishing their stated objectives. As fiduciaries of a trust or estate, our responsibilities may include:

..    administering the account pursuant to the applicable document;

..    collecting, holding and valuing assets;

..    monitoring investment portfolios;

..    paying debts, expenses and taxes;

..    distributing property;

..    advising beneficiaries; and

..    preparation of tax returns.

In addition to trust and estate administration, we offer:

..    financial planning accounts;

..    investment agency accounts;

..    guardianship administration;

..    Section 1031 exchanges; and

..    custodial accounts.

     The average account value of new trusts administered by us is approximately $2.1 million as of December 31, 2001. We seek to continue to grow our wealth management business as we expand our client base and our clients increasingly reach retirement age and focus on their estate plans. The following table indicates the breakdown of our trust assets under administration at December 31, 2001 by account classification and related gross revenue for the twelve months ended December 31, 2001:

                                               At or for the twelve months ended
                                                        December 31, 2001
                                               ---------------------------------
                Account Type                     Market Value          Revenue
                ------------                     ------------          -------
                                                           (in thousands)
Personal trust--managed ....................       $252,820             $1,342
Agency--managed ............................        116,935                653
Custody ....................................        324,385                578
Employee benefits--managed .................         28,573                 83
                                                   --------             ------
     Total .................................       $722,713             $2,656
                                                   ========             ======

     We have chosen to outsource the investment management aspect of our wealth management business so that we may offer our clients diversity and flexibility of investment representation and to allow us to impartially evaluate investment performance. This structure also allows our clients to independently designate one or more specific advisors enabling them to maintain existing relationships they may have within the financial community. If the client does not have such a relationship in place, we help them select an investment management firm to best service their needs. Based on the client's investment strategy and objectives and the account attributes, one or more investment managers will be selected from a selected group of approved advisors. We continue to direct our energies towards building breadth and depth of our wealth management area. We are very focused on acquiring additional asset management and financial planning capabilities as well as other fee income generating lines of business.

     Our wealth management policy has established controls over our trust activities to safeguard the assets of our clients against operational and administrative risk. We have a system of internal controls that is designed to keep our operating risk at appropriate levels. Our system of internal controls includes policies and procedures relating to authorization, approval, documentation and monitoring of transactions. Administrative risk is the risk of loss that may occur as a result of breaching a fiduciary duty to a client. To manage this risk, our wealth management policy has established corporate policies and procedures to ensure that obligations to clients are discharged faithfully and in compliance with applicable legal and regulatory requirements. These policies and procedures provide guidance and establish standards related to the creation, sale, and management of investment products, trade execution, and counterparty selection.

Asset/Liability Management Committee

     We have an asset/liability committee ("ALCO") comprised of selected senior executives who are charged with the dual goals of optimization and stabilization of net interest income over time while adhering to prudent banking practices. ALCO oversees asset growth, liquidity and capital, and directs our overall acquisition and allocation of funds. At its meetings, ALCO reviews issues including:

..    data on economic conditions;

..    current interest rate outlook;

..    current forecast on loans and deposits;

..    mix of interest rate sensitive assets and liabilities;

..    bank liquidity position;

..    investment portfolio purchases and sales; and

..    other matters as presented.

     ALCO is also responsible for monitoring compliance with our investment policy. On a quarterly basis, ALCO reports to the loan/investment committee who reviews the portfolio of reports we prepare for our board of directors and all the decisions made by ALCO affecting net interest income.

Competition

     We do business in the highly competitive financial services industry. Our geographic market is primarily the greater Chicago and St. Louis metropolitan areas. The financial services industry is comprised of commercial banks, thrifts, credit unions, investment banks, brokerage houses, money managers, and other providers of financial products and services. These firms compete with us for one or more of the following: loans, deposits, wealth management services, or investment products. Some of these firms have business units that promote themselves as "private banks." The typical private banking competitor is a unit of a large commercial bank catering to the upper echelon of that bank's customer base.

     We view ourselves as the only private bank in the Chicago and St. Louis markets focused solely on offering an extended range of traditional banking and wealth management products to affluent professionals, entrepreneurial individuals and their business interests. While our products may be similar to those of our competitors, we attempt to distinguish ourselves by emphasizing consistent, superior levels of personal service. For commercial and commercial real estate lending, we compete with a number of major Chicago-area financial institutions and suburban banks and, in the St. Louis market, with St. Louis-based financial institutions and banking offices. For wealth management services, we compete with the largest Chicago-area banks and some investment managers as well as financial planning and regional and national securities brokerage firms. For private banking services, we compete with the private banking departments of major Chicago and St. Louis-area financial institutions, some suburban banks, and brokerage firms. For residential mortgage lending, we compete with banks, savings and loans, mortgage brokers and numerous other financial services firms offering mortgage loans in our market areas. Several of our competitors are national or international in scope.

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

Employees

     As of December 31, 2001, we had approximately 160.5 full-time equivalent employees. The salaries of all of our employees are paid by either The PrivateBank (Chicago) or The PrivateBank (St. Louis), with the exception of Messrs. Mandell and Svec and Ms. Lisa M. O'Neill, our Chief Accounting Officer, a portion of whose salaries are paid by PrivateBancorp.

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

     Minimum Capital Requirements. The Federal Reserve has adopted risk-based capital requirements for assessing bank holding company capital adequacy. These standards define capital and establish minimum capital ratios in relation to assets, both on an aggregate basis and as adjusted for credit risks and off-balance sheet exposures. Under the Federal Reserve's risk-based guidelines applicable to PrivateBancorp, capital is classified into two categories.

For bank holding companies, Tier 1, or "core," capital consists of:

..    common stockholders' equity;

..    qualifying noncumulative perpetual preferred stock;

..    qualifying cumulative perpetual preferred stock (subject to some limitations); and

..    minority interests in the common equity accounts of consolidated subsidiaries.

less:

..    goodwill; and

..    specified intangible assets.

Tier 2, or "supplementary," capital consists of:

..    the allowance for loan and lease losses;

..    perpetual preferred stock and related surplus;

..    hybrid capital instruments;

..    unrealized holding gains on equity securities;

..    perpetual debt and mandatory convertible debt securities;

..    term subordinated debt, including related surplus; and

..    intermediate-term preferred stock, including related securities.

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

     As of December 31, 2001, we had regulatory capital in excess of the Federal Reserve's minimum requirements. Our total risk-based capital ratio at December 31, 2001 was 9.71% and our leverage ratio was 6.64%.

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

     Interstate Banking and Branching Legislation. Under the Interstate Banking and Branching Efficiency Act, adequately capitalized and adequately managed bank holding companies are allowed to acquire banks across state lines subject to various limitations. In addition, under the Interstate Banking Act, banks are permitted, under some circumstances, to merge with one another across state lines and thereby create a main bank with branches in separate states. After establishing branches in a state through an interstate merger transaction, a bank may establish and acquire additional branches at any location in the state where any bank involved in the interstate merger could have established or acquired branches under applicable federal and state law.

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

Bank Regulation

     The PrivateBank (Chicago) is subject to supervision and examination by the commissioner of the Illinois Office of Banks and Real Estate (the "Commissioner") and, as a non-member, FDIC-insured bank, to supervision and examination by the Federal Deposit Insurance Corporation ("FDIC"). As an affiliate of The PrivateBank (Chicago), we are also subject to examination by the Commissioner. The PrivateBank (Chicago) is a member of the Federal Home Loan Bank ("FHLB") of Chicago and may be subject to examination by the FHLB of Chicago. The Federal Deposit Insurance Act ("FDIA") requires prior FDIC approval for any merger and/or consolidation by or with another depository institution, as well as for the establishment or relocation of any bank or branch office. The FDIA also gives the FDIC the power to issue cease and desist orders. A cease and desist order could either prohibit a bank from engaging in certain unsafe and unsound bank activities or could require a bank to take certain affirmative action. The FDIC also supervises compliance with the federal law and regulations which place restrictions on loans by FDIC-insured banks to an executive officer, director or principal shareholder of the bank, the bank holding company which owns the bank, and any subsidiary of such bank holding company. The FDIC also examines The PrivateBank (Chicago) for its compliance with statutes which restrict and, in some cases, prohibit certain transactions between a bank and its affiliates. Among other provisions, these laws place restrictions upon:

..    extensions of credit to the bank holding company and any non-banking affiliates,

..    the purchase of assets from affiliates,

..    the issuance of guarantees, acceptances or letters of credit on behalf of affiliates, and

..    investments in stock or other securities issued by affiliates or acceptance thereof as collateral for an extension of credit.

     Also, The PrivateBank (Chicago) is subject to restrictions with respect to engaging in the issuance, underwriting, public sale or distribution of certain types of securities and to restrictions upon:

..    the nature and amount of loans which it may make to a single borrower (and, in some instances, a group of affiliated borrowers),

..    the nature and amount of securities in which it may invest,

..    the amount of investment in The PrivateBank (Chicago) premises, and

..    the manner in and extent to which it may borrow money.

     Furthermore, all banks are affected by the credit policies of the Federal Reserve, which regulates the national supply of bank credit. Such regulation influences overall growth of bank loans, investments, and deposits and may also affect interest rates charged on loans and paid on deposits. The Federal Reserve's monetary policies have had a significant effect on the operating results of commercial banks in the past and we expect this trend to continue in the future.

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

     Federal Reserve System. The PrivateBank (Chicago) is subject to Federal Reserve regulations requiring depository institutions to maintain noninterest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve regulations generally require 3% reserves on the first $42.8 million of transaction accounts plus 10% on the remainder. The first $5.5 million of otherwise reservable balances (subject to adjustments by the Federal Reserve) are exempted from the reserve requirements. The PrivateBank (Chicago) is in compliance with that requirement.

     Standards for Safety and Soundness. The FDIA, as amended by FDICIA and the Riegle Community Development and Regulatory Improvement Act of 1994, requires the FDIC, together with the other federal bank regulatory agencies, to prescribe standards of safety and soundness, by regulations or guidelines, relating generally to operations and management, asset growth, asset quality, earnings, stock valuation, and compensation. The FDIC and the other federal bank regulatory agencies have adopted a set of guidelines prescribing safety and soundness standards pursuant to FDICIA. The guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder. In addition, the FDIC adopted regulations that authorize, but do not require, the FDIC to order an institution that has been given notice by the FDIC that it is not satisfying the safety and soundness guidelines to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the FDIC must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized institution is subject under the "prompt corrective action" provisions of FDICIA. If an institution fails to comply with such an order, the FDIC may seek to enforce its order in judicial proceedings and to impose civil money penalties. The FDIC and the other federal bank regulatory agencies have also proposed guidelines for asset quality and earning standards.

     Prompt Corrective Action. FDICIA requires the federal banking regulators, including the Federal Reserve and the FDIC, to take prompt corrective action with respect to depository institutions that fall below minimum capital standards and prohibits any depository institution from making any capital distribution that would cause it to be undercapitalized. Institutions that are not adequately capitalized may be subject to a variety of supervisory actions, including restrictions on growth, investment activities, capital distributions and affiliate transactions, and will be required to submit a capital restoration plan which, to be accepted by the regulators, must be guaranteed in part by any company having control of the institution (for example, the company or a stockholder controlling the company). In other respects, FDICIA provides for enhanced supervisory authority, including greater authority for the appointment of a conservator or receiver for critically under-capitalized institutions. The capital-based prompt corrective action provisions of FDICIA and its implementing regulations apply to FDIC-insured depository institutions. However, federal banking agencies have indicated that, in regulating bank holding companies, the agencies may take appropriate action at the holding company level based on their assessment of the effectiveness of supervisory actions imposed upon subsidiary insured depository institutions pursuant to the prompt corrective action provisions of FDICIA. Also, under FDICIA, insured depository institutions with assets of $500 million or more at the beginning of a fiscal year, must submit an annual report for that year, including financial statements and a management report, to each of the FDIC, any appropriate federal banking agency, and any appropriate bank supervisor. The PrivateBank (Chicago) had assets of $500 million or more at the beginning of fiscal year 2001, and must therefore provide an annual report as required by FDICIA.

     As of December 31, 2001, The PrivateBank (Chicago) had capital in excess of the requirements for a "well-capitalized" institution under the prompt corrective action provisions of FDICIA.

     Insurance of Deposit Accounts. Under FDICIA, as an FDIC-insured institution, The PrivateBank (Chicago) is required to pay deposit insurance premiums based on the risk it poses to the Bank Insurance Fund ("BIF"). The FDIC has authority to raise or lower assessment rates on insured deposits in order to achieve statutorily required reserve ratios in the insurance funds and to impose special additional assessments. Each depository institution is assigned to one of three capital groups: "well capitalized," "adequately capitalized" or "undercapitalized." Within each capital group, institutions are assigned to one of three supervisory subgroups: "A" (institutions with few minor weaknesses), "B" (institutions which demonstrate weaknesses which, if not corrected, could result in significant deterioration of the institution and increased risk of loss to BIF), and "C" (institutions that pose a substantial probability of loss to BIF unless effective corrective action is taken). Accordingly, there are nine combinations of capital groups and supervisory subgroups to which varying assessment rates would be applicable. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. During 2001, The PrivateBank (Chicago) paid deposit insurance premiums in the aggregate amount of $124,188. During 2001, The PrivateBank (St. Louis) paid deposit insurance premiums in the aggregate amount of $13,746.

     Deposit insurance may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. Such terminations can only occur, if contested, following judicial review through the federal courts. We do not know of any practice, condition or violation that might lead to termination of our deposit insurance.

     Community Reinvestment. Under the CRA, a financial institution has a continuing and affirmative obligation to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, or limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community. However, institutions are rated on their performance in meeting the needs of their communities. Performance is tested in three areas: (a) lending, to evaluate the institution's record of making loans in its assessment areas;
(b) investment, to evaluate the institution's record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and business; and (c) service, to evaluate the institution's delivery of services through its branches, ATMs and other offices. The CRA requires each federal banking agency, in connection with its examination of a financial institution, to assess and assign one of four ratings to the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by the institution, including applications for charters, branches and other deposit facilities, relocations, mergers, consolidations, acquisitions of assets or assumptions of liabilities, and savings and loan holding company acquisitions. The CRA also requires that all institutions make public disclosure of their CRA ratings.

     The PrivateBank (Chicago) was assigned a "satisfactory" rating in February 2002 as a result of its last CRA examination.

     Bank Secrecy Act. Under the Bank Secrecy Act ("BSA"), a financial institution is required to have systems in place to detect certain transactions, based on the size and nature of the transaction. Financial Institutions are generally required to report cash transactions involving more than $10,000 to the United States Treasury. In addition, financial institutions are required to file suspicious activity reports for transactions that involve more than $5,000 and which the financial institution knows, suspects or has reason to suspect involves illegal funds, is designed to evade the requirements of the BSA or has no lawful purpose. The Patriot Act of 2001, enacted in response to the September 11, 2001 terrorist attacks, requires bank regulations to consider a financial institution's compliance with the BSA when reviewing applications from financial institutions.

     Compliance with Consumer Protection Laws. The PrivateBank (Chicago) is subject to many federal consumer protection statutes and regulations including the CRA, the Truth in Lending Act, the Truth in Savings Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Real Estate Settlement Procedures Act and the Home Mortgage Disclosure Act. Among other things, these acts:

..    require banks to meet the credit needs of their communities;

..    require banks to disclose credit terms in meaningful and consistent ways;

..    prohibit discrimination against an applicant in any consumer or business credit transaction;

..    prohibit discrimination in housing-related lending activities;

..    require banks to collect and report applicant and borrower data regarding loans for home purchases or improvement projects;

..    require lenders to provide borrowers with information regarding the nature and cost of real estate settlements;

..    prohibit certain lending practices and limit escrow account amounts with respect to real estate transactions; and

..    prescribe possible penalties for violations of the requirements of consumer protection statutes and regulations.

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

     Impact of the Gramm-Leach-Bliley Act. On November 12, 1999, the Gramm-Leach-Bliley Act (the "GLB Act") was enacted. The GLB Act amended or repealed certain provisions of the Glass-Steagall Act and other legislation that restricted the ability of bank holding companies, securities firms and insurance companies to affiliate with one another. The GLB Act has established a comprehensive framework to permit affiliations among commercial banks, insurance companies and securities firms. Also, a bank holding company that meets certain criteria may certify that it satisfies certain criteria and become a financial holding company, and thereby engage in a broader range of activity than permitted a bank holding company.

     The GLB Act imposes new requirements on financial institutions with respect to customer privacy by generally prohibiting disclosure of non-public personal information to non-affiliated third parties unless the customer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to customers annually. The FDIC and the other federal regulators have promulgated implementing regulations outlining the duties and responsibilities of financial institutions with regard to customer privacy. These regulations do not supersede state regulations regarding privacy, except to the extent that state regulations conflict with these regulations. The privacy regulations of the Illinois Banking Act continue to apply to The PrivateBank, except to the extent they conflict with the GLB Act and its implementing regulations.

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

     Under such regulation and supervision, The PrivateBank (St. Louis) is required to file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to establishing branches or entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. In addition, the PrivateBank (St. Louis) is required in many situations to either apply to or provide notice to the OTS before declaring a dividend. The OTS also conducts periodic examinations to test The PrivateBank's (St. Louis) compliance with various regulatory and safety and soundness requirements. This regulation and supervision establishes a comprehensive framework of supervision and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including discretion with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the OTS, the FDIC or the Congress, could have a material adverse impact on us, The PrivateBank (St. Louis) and our operations.

     The PrivateBank (St. Louis) is also required to be a qualified thrift lender ("QTL"). The HOLA requires savings institutions to meet a QTL test, under which the institution is required to either qualify as a "domestic building and loan association" under the Internal Revenue Code or maintain at least 65% of its "portfolio assets" (total assets less (1) specified liquid assets up to 20% of total assets; (2) intangibles, including goodwill; and (3) the value of property used to conduct business) in certain "qualified thrift investments," (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least nine months out of each twelve month period. As part of its application process, The PrivateBank (St. Louis) submitted a three-year business plan to the FDIC and the OTS which commits to compliance with the QTL test among other objectives, including the maintenance of sufficient capital. A savings institution that fails the QTL test is subject to certain operating restrictions, such as not being able to retain or operate out-of-state branches, and may be required to convert to a bank charter. In meeting the QTL test, The PrivateBank (St. Louis) may be assisted by The PrivateBank (Chicago) through the purchase by The PrivateBank (Chicago) of certain loans and/or assets from The PrivateBank (St. Louis).

               SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES
                          LITIGATION REFORM ACT OF 1995

     This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ materially from the results discussed in forward-looking statements. Factors which might cause such a difference include, but are not limited to, fluctuations in market rates of interest and loan and deposit pricing; a deterioration of general economic conditions in our market areas; legislative or regulatory changes; adverse developments in our loan or investment portfolios; significant increases in competition; difficulties in identifying attractive acquisition opportunities or strategic partners to complement our private banking approach and the products and services we offer; and the possible dilutive effect of potential acquisitions or expansion. These risks and uncertainties should be considered; in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update publicly any of these statements in light of future events except as required in subsequent periodic reports we file with the SEC.

                               EXECUTIVE OFFICERS

The following persons serve as executive officers of PrivateBancorp:

     Ralph B. Mandell (61), a Director since 1989, is a co-founder of PrivateBancorp and The PrivateBank (Chicago). A Director of The PrivateBank (Chicago) and The PrivateBank (St. Louis), he has served as Chairman and Chief Executive Officer of PrivateBancorp and The PrivateBank (Chicago) since 1994 and assumed the additional title of President of both entities in March 1999. From inception until 1994, Mr. Mandell held the title of Co-Chairman. Prior to starting The PrivateBank (Chicago) and PrivateBancorp, Mr. Mandell was the Chief Operating Officer of First United Financial Services, Inc., from 1985 to 1989, and served as its President from 1988 to 1989. First United, a company that was traded on the NASDAQ National Market, was sold to First Chicago Corporation in 1987. He also served as President of Oak Park Trust & Savings Bank from 1985 until 1988. Prior thereto, Mr. Mandell had served as Executive Vice President of Oak Park Trust & Savings Bank since 1979.

     Gary S. Collins (43) has been Co-Vice Chairman of The PrivateBank (Chicago) since 2001 and a Managing Director since 1991. As a specialist in real estate lending, Mr. Collins has spent more than 20 years managing diverse real estate transactions and the full range of mortgage financing. Before joining the bank in 1991, he held senior positions at several Chicago metropolitan area financial institutions, including First Chicago Bank of Oak Park, First Colonial Bancshares and Avenue Bank of Oak Park.

     Richard C. Jensen (56), has been a Director since January 2000. Mr. Jensen has been a Managing Director of The PrivateBank (Chicago) since November 1999. He became Chairman, Chief Executive Officer and a Managing Director of The PrivateBank (St. Louis) upon receipt of its banking charter in June 2000. From May 1998 until joining us, Mr. Jensen served as Chairman and Chief Executive Officer of Missouri Holding, Inc. From March to May 1998, he served as President and Chief Executive Officer of Royal Banks of Missouri. For the previous 18 years, Mr. Jensen served in various executive positions with National Bank and it predecessor, Boatmen's Bank, in St. Louis.

     Hugh H. McLean (42) has been Co-Vice Chairman of The PrivateBank (Chicago) since 2001 and a Managing Director since 1996. He serves as head of credit marketing and manager of the Oak Brook office. Prior to joining the bank, he served as a regional manager with Firstar Bank Illinois and its predecessor from 1990 to 1996, and as head of a commercial banking division at American National Bank and Trust Company in Chicago from 1987 to 1990, where he was employed from 1980 to 1990.

     Thomas S. Palmer (54) has been a Managing Director and Senior Trust Officer of The PrivateBank (Chicago) since July 2000. He serves as director of Wealth Management services. Mr. Palmer has spent over 30 years servicing the investment and banking needs of clients. Prior to joining the bank, he was Regional Director for Bank One Investment Management Company. He spent over 20 years with Bank One and its predecessor, First Chicago, in management as Senior Vice President, Head of Affluent Clients and Specialized Trust Divisions.

     James A. Ruckstaetter (54) has been a Managing Director and the Chief Credit Officer of The PrivateBank (Chicago) since 1999. His diverse experience includes credit and loan administration, commercial lending and residential real estate lending. Mr. Ruckstaetter's career spans 30 years including various executive positions with leading Chicago area financial institutions. From January 1998 until June 1999, he was President and CEO of Pan American Bank, a community bank on the west side of Chicago. From September 1994 to December 1997, Mr. Ruckstaetter served as a Senior Relationship Manager at Bank of America.

     Gary L. Svec (36), has been the Secretary/Treasurer and Chief Financial Officer of PrivateBancorp since August 2000. Prior to joining the company, Mr. Svec served as Vice President and as Investment and Asset/Liability Specialist for Betzold, Berg, Nussbaum & Heitman, Inc., working with the firm's financial institutions clients, from August 1995 to August 2001. He also served as Chief Financial Officer of Betzold Berg Investment Management from August 1995 to August 1998. From 1988 until July 1995, Mr. Svec was employed by Crowe, Chizek & Company LLP as an auditor, tax advisor and consultant to their financial institutions group. Mr. Svec is a certified public accountant.

ITEM 2. PROPERTIES

     We currently have eight physical banking locations. We have a variety of renewal options in each of our properties and certain rights to secure additional space. The main offices of PrivateBancorp and The PrivateBank (Chicago) are located in the central business and financial district of Chicago. We lease 28,251 square feet comprising the entire seventh, eighth, ninth and tenth floors and part of the eleventh floor of a building located at Ten North Dearborn Street. This lease expires on or about August 31, 2006.

     We established a north suburban office in the affluent North Shore area located at 517 Green Bay Road, Wilmette, Illinois, in October 1994. We lease approximately 5,300 square feet on the first floor of a commercial building. This lease expires on June 30, 2004.

     In January 1997, we opened a third office of The PrivateBank (Chicago) in rapidly growing, west suburban DuPage County at 1603 West Sixteenth Street, Oak Brook, Illinois. We lease approximately 4,200 square feet on the first floor of a two-story office building. This lease expires on December 14, 2006.

     In January 2000, we opened our Fox Valley office at 24 South Second Street, St. Charles, Illinois. We lease approximately 6,000 square feet of a commercial building. This lease expires October 31, 2009.

     In May 2001, we opened a second branch office in the Fox Valley area at the Herrington Train Station at 308 Crescent Place in Geneva, Illinois. We lease approximately 1,700 square feet within the commuter station building. This lease expires March 1, 2006.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is quoted on the NASDAQ National Market under the symbol "PVTB." As of March 7, 2002, we had approximately 307 record holders of our common stock. The table below sets forth the high and low sales prices of our common stock as reported by NASDAQ for the periods indicated.

2001                                                     High       Low
                                                       --------   --------
  First Quarter ....................................   $15.9375   $ 9.3125
  Second Quarter ...................................    16.7300    13.5000
  Third Quarter ....................................    19.0000    15.0000
  Fourth Quarter ...................................    20.0000    15.8900

2000
  First Quarter ....................................   $16.3750   $10.0000
  Second Quarter ...................................    14.7500    10.2500
  Third Quarter ....................................    14.9375    13.6250
  Fourth Quarter ...................................    14.1250     8.8750

     Holders of our common stock are entitled to receive dividends that the board of directors may declare from time to time. We may only pay dividends out of funds that are legally available for that purpose. Because our consolidated net income consists largely of the net income of our subsidiaries, dividend payments to stockholders are dependent upon our receipt of dividends from our subsidiaries. See "Supervision and Regulation" for a discussion of regulatory restrictions on dividend declarations. Our dividend declaration is discretionary and will depend on our earnings and financial condition, regulatory limitations, tax considerations and other factors.

     We have paid quarterly dividends on our common stock since the third quarter of 1995. While the board of directors expects to continue to declare dividends quarterly, there can be no assurance that we will continue to pay dividends at these levels or at all. The following table shows the history of per share cash dividends declared and paid on our common stock for the last two years.

2001
  First Quarter ....................................   $ 0.025
  Second Quarter ...................................     0.025
  Third Quarter ....................................     0.030
  Fourth Quarter ...................................     0.030

2000
  First Quarter.....................................   $ 0.025
  Second Quarter....................................     0.025
  Third Quarter.....................................     0.025
  Fourth Quarter....................................     0.025

ITEM 6. SELECTED FINANCIAL DATA

The following table summarizes certain selected consolidated financial and other data of PrivateBancorp at or for the periods indicated. The balance sheet and statement of income data are derived from our December 31, 2001 consolidated financial statements that have been audited by Arthur Andersen, LLP. This information should be read in conjunction with our audited consolidated financial statements and related notes included pursuant to Item 8 of this report. See "Index to Consolidated Financial Statements" on page F-1.

                                                                          Year Ended December 31,
                                                           ------------------------------------------------------
                                                              2001        2000       1999       1998       1997
                                                           ----------   --------   --------   --------   --------
                                                               (dollars in thousands, except per share data)
Selected Statement of Income Data:
Interest income:
Loans, including fees ..................................   $   50,975   $ 48,633   $ 26,597   $ 19,619   $ 16,729
Federal funds sold and interest-bearing deposits .......          244      1,058        330      2,181        875
Securities .............................................       14,377      7,455      5,141      3,492      2,519
                                                           ----------   --------   --------   --------   --------
     Total interest income .............................       65,596     57,146     32,068     25,292     20,123
                                                           ----------   --------   --------   --------   --------
Interest expense:
Interest-bearing demand deposits .......................          923        869        604        487        377
Savings and money market deposit accounts ..............       11,365     13,711      7,671      6,651      5,880
Other time deposits ....................................       17,291     14,635      7,399      6,155      3,821
Funds borrowed .........................................        6,327      4,116        931         19          3
Long term debt -- trust preferred securities ...........        1,731         --         --         --         --
                                                           ----------   --------   --------   --------   --------
     Total interest expense ............................       37,637     33,331     16,605     13,312     10,081
                                                           ----------   --------   --------   --------   --------
     Net interest income ...............................       27,959     23,815     15,463     11,980     10,042
Provision for loan losses ..............................        3,179      1,690      1,208        362        603
                                                           ----------   --------   --------   --------   --------
     Net interest income after provision for loan losses       24,780     22,125     14,255     11,618      9,439
                                                           ----------   --------   --------   --------   --------
Non-interest income:
Banking, trust services and other income ...............        4,028      3,077      1,947      1,280      1,210
Securities gains, net ..................................        2,095         92         57         40         --
                                                           ----------   --------   --------   --------   --------
     Total non-interest income .........................        6,123      3,169      2,004      1,320      1,210
                                                           ----------   --------   --------   --------   --------
Non-interest expense:
Salaries and employee benefits .........................        9,111      8,174      5,156      4,077      3,902
Severance charge .......................................           --        562         --         --         --
Occupancy expense, net .................................        4,158      2,987      1,563      1,379      1,274
Data processing ........................................        1,295        820        478        508        396
Marketing ..............................................        1,208      1,202        692        567        500
Professional fees ......................................        2,939      2,135      1,295        561        448
Goodwill amortization ..................................          824        731         --         --         --
Insurance ..............................................          354        303        214        134        115
Towne Square Financial Corporation acquisition .........           --         --      1,300         --         --
Other expense ..........................................        2,763      1,692      1,389        863        627
                                                           ----------   --------   --------   --------   --------
     Total non-interest expense ........................       22,652     18,606     12,087      8,089      7,262
                                                           ----------   --------   --------   --------   --------
     Income before income taxes ........................        8,251      6,688      4,172      4,849      3,387
Income tax provision ...................................        2,051      2,263      1,257      1,839      1,242
                                                           ----------   --------   --------   --------   --------
     Net income ........................................   $    6,200   $  4,425   $  2,915   $  3,010   $  2,145
                                                           ==========   ========   ========   ========   ========

Per Share Data:
Basic earnings .........................................   $     1.32   $   0.96   $   0.73   $   0.91   $   0.69
Diluted earnings .......................................         1.28       0.92       0.69       0.86       0.65
Dividends ..............................................         0.11       0.10       0.10       0.08       0.07
Book value (at end of period) ..........................        12.97      11.73      10.26       8.53       7.67

Selected Financial Condition Data (at end of period):
Total securities(1) ....................................   $  332,933   $172,194   $ 71,134   $116,891   $ 65,383
Total loans ............................................      780,771    598,724    397,277    281,965    218,495
Total assets ...........................................    1,176,768    829,509    518,697    416,308    311,872
Total deposits .........................................      850,495    670,246    453,092    364,994    285,773
Funds borrowed .........................................      231,488     96,879     15,000     20,000         --
Total stockholders' equity .............................       62,304     54,249     47,080     29,274     24,688
Trust assets under administration ......................      722,713    777,800    729,904    611,650    469,646

                                                                          Year Ended December 31,
                                                           ------------------------------------------------------
                                                              2001        2000       1999       1998       1997
                                                           ----------   --------   --------   --------   --------
                                                                (dollars in thousands, except per share data)
Selected Financial Ratios and Other Data:(1)
Performance Ratios:
Net interest margin(2)..................................         3.27%      3.63%      3.79%      3.64%      4.01%
Net interest spread(3)..................................         2.87       3.02       3.15       2.98       3.31
Non-interest income to average assets...................         0.64       0.45       0.45       0.37       0.45
Non-interest expense to average assets(8)...............         2.37       2.64       2.71       2.29       2.71
Net overhead ratio(4)(8)................................         1.73       2.19       2.26       1.91       2.26
Efficiency ratio(5)(8)..................................        63.17      66.76      65.76      60.82      64.53
Return on average assets(6)(8)..........................         0.65       0.63       0.65       0.85       0.80
Return on average equity(7)(8)..........................        10.59       8.81       7.66      11.27       9.49
Dividend payout ratio...................................         8.39      10.43      13.78       8.74      10.13

Asset Quality Ratios:
Non-performing loans to total loans.....................         0.41%      0.24%      0.21%      0.36%      0.24%
Allowance for probable loan losses to:
Total loans.............................................         1.06       1.02       1.14       1.21       1.40
Non-performing loans....................................          262        423        548        336        578
Net charge-offs to average total loans..................         0.15       0.18       0.03         --         --
Non-performing assets to total assets...................         0.27       0.17       0.16       0.24       0.17

Balance Sheet Ratios:
Loans to deposits.......................................         91.8%      89.4%      87.7%      77.3%      76.5%
Average interest-earning assets to average interest-
bearing liabilities.....................................        109.8      112.2      116.3      116.4      117.7

Capital Ratios:
Total equity to total assets............................         5.29%      6.54%      9.08%      7.03%      7.92%
Total risk-based capital ratio..........................         9.71       8.15      13.96      11.53      11.75
Tier 1 risk-based capital ratio.........................         8.18       6.47      12.84      10.40      10.50
Leverage ratio..........................................         6.64       5.54      10.77       7.88       8.70

Ratio of Earnings to Fixed Charges(9):
Including deposit interest..............................       1.22 x     1.20 x     1.25 x     1.36 x     1.34 x
Excluding deposit interest..............................         2.02       2.62       5.48     256.21   1,130.00

----------
(1) For all periods, the entire securities portfolio was classified "available-for-sale."

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

(8) 2000 performance ratios presented in the table above include a third quarter one-time severance and recruitment of new executive officers charge, and 1999 performance ratios include one-time charges related to the Towne Square Financial Corporation acquisition and St. Louis start-up costs incurred in the third and fourth quarter, respectively, in the following amounts (in thousands):

                                                            After-Tax   Pre-Tax
                                                            ---------   -------
Severance charges ........................................    $  562    $  377
Towne Square Corporation acquisition .....................     1,433     1,382
St. Louis start-up costs .................................       324       214

     2000 and 1999 performance ratios excluding the special charges described above are as follows:

                                                         Year Ended December 31,
                                                         -----------------------
                                                           2000           1999
                                                         ---------      --------
Non-interest expense to average asset .................    2.56%          2.32%
Net overhead ratio ....................................    2.11           1.87
Efficiency ratio ......................................   64.75          57.52
Return on average assets ..............................    0.68           1.01
Return on average equity ..............................    9.56          11.86

(9) In computing the ratio of earnings to fixed charges: (a) earnings have been based on income before income taxes and fixed charges, and (b) fixed charges consist of interest and amortization of debt discount and expense including amounts capitalized and the estimated interest portion of rents.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     PrivateBancorp was organized as a Delaware corporation in 1989 to serve as the holding company for a Chicago-based de novo, or start-up, bank. Our flagship downtown Chicago location opened in 1991. We expanded to Wilmette in north suburban Cook County in 1994 and the Oak Brook facility in west suburban DuPage County was established in 1997. We established the St. Charles office in January 2000, in connection with our purchase of Towne Square Financial Corporation (a company which was in the process of forming a de novo bank) on August 3, 1999. On February 11, 2000, we consummated our acquisition of Johnson Bank Illinois adding two additional locations of The PrivateBank (Chicago) in Lake Forest and Winnetka, Illinois. During the second quarter 2000, we received regulatory approval to create a new banking subsidiary and on June 23, 2000, PrivateBancorp capitalized The PrivateBank (St. Louis). In May 2001, The PrivateBank (Chicago) opened a second branch in the Fox Valley area in Geneva, Illinois.

     Since year-end 1995 to December 31, 2001, we have grown our asset base at a compound annual rate of 35% to $1.2 billion. During the same period, loans have grown at a compound annual rate of 36% to $780.8 million, deposits at a compound annual rate of 30% to $850.5 million and trust assets under administration at a compound annual rate of 24% to $722.7 million. Diluted earnings per share (EPS) have grown at a compound annual rate of 25% to $1.28 since year-end 1995.

     For financial information regarding our four separate lines of business, The PrivateBank (Chicago), The PrivateBank (St. Louis), Wealth Management Services and Holding Company Activities, see "Note 2 -- Operating Segments" to our consolidated financial statements as of and for the year ended December 31, 2001, included on page F-10.

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

     Non-interest income consists primarily of net security gains and wealth management fee income, and to a lesser extent, fees for ancillary banking services. Non-interest income from fees and deposit service charges are below peer group levels. This is largely the result of the profile of our typical client. Our clients tend to have larger deposit account balances than customers of traditional banks. Because average balances tend to be high, we do not earn the high service charge income typical of many retail banks.

     Non-interest expenses are heavily influenced by the growth of operations. Our growth directly affects the majority of our expense categories. Profitability and expense ratios were negatively impacted in 2000 due to the start-up operation in St. Charles, the acquisition of Johnson Bank Illinois, and the opening of The PrivateBank (St. Louis). During 2001 we were impacted by the start-up nature of operations in St. Louis, and to a lesser extent, by the new office in Geneva, Illinois. The PrivateBank (St. Louis) began to operate profitably during the fourth quarter of 2001 and will have a positive impact on our profitability in 2002. During 2002 we expect profitability and expense ratios to improve relative to 2001.

     The Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements included herein. Reference should also be made to our accounting policies set out in the notes to consolidated financial statements. Certain critical policies involve estimates and assumptions by management. By their nature, changes in these assumptions and estimates could significantly affect our financial position or results of operations. Actual results could differ from those estimates. Estimates and judgments regarding the determination of the adequacy of the reserve for loan losses, as described in both Management's Discussion and Analysis and in the financial statement notes, is of particular significance to us. In addition, effective January 1, 2002, we adopted SFAS No. 142, which requires an annual impairment test of goodwill. Currently, goodwill is recorded at its estimated net realizable value as discussed in Notes 1o. and 1q. to the consolidated financial statements.

                       CONSOLIDATED RESULTS OF OPERATIONS

Net Income

     Our net income for the year ended December 31, 2001 was $6.2 million, or $1.28 per diluted share, compared to $4.4 million, or $0.92 per diluted share, for the year ended December 31, 2000. Excluding one-time charges, our earnings were $4.8 million, or $1.00 per diluted share, in 2000. Our 2001 earnings per share increased 28% as compared to the prior year earnings per share, adjusted to exclude the 2000 one-time charges. Net income for the year ended December 31, 2000 included a previously announced one-time charge of $377,000 after-tax, or $0.08 per diluted share, comprised of severance packages for two departing executives as well as amounts incurred to secure their replacements.

     Net income for the year ended December 31, 2000 was $4.4 million, or $0.92 per diluted share, compared to $2.9 million, or $0.69 per diluted share, for the year ended December 31, 1999. Net income for the year ended December 31, 1999, included an acquisition charge of $1.4 million after-tax, or $0.29 per diluted share, related to the acquisition of Towne Square Financial Corporation in St. Charles, Illinois and the start-up expenses of The PrivateBank (St. Louis). The earnings growth of 7% between 2000 and 1999 is due to growth in net interest income, reflecting higher average loan balances and improvement in net interest margin, and growth in non-interest income mainly from wealth management services, offset by higher operating expenses. Net income in 2000 includes the financial results of the former Johnson Bank Illinois locations subsequent to their acquisition on February 11, 2000. Excluding the effects of goodwill amortization and acquisition interest expense associated with the transaction, the two offices located in Winnetka and Lake Forest contributed $1.0 million to our net income in 2000. Excluding the Towne Square Financial Corporation acquisition-related charge and St. Louis start-up costs, 1999 earnings were $4.5 million. Before these one-time charges, 1999 earnings per diluted share were $1.07.

     The tables below show the computation of earnings from operations before one-time charges for 2000 and 1999.

                                                             Year ended December 31, 2000
                                                        ------------------------------------
                                                        Before            Tax         Net of
                                                         Tax           (Benefit)       Tax
                                                        Amount          Expense       Amount
                                                        ------         ---------      ------
                                                        (in thousands, except per share data)
Net income ..........................................   $6,688           $2,263       $4,425
One-time severance charge ...........................      562              185          377
                                                        ------           ------       ------
Earnings from operations before one-time charges ....   $7,250           $2,448       $4,802
                                                        ======           ======       ======
Earnings per diluted share before one-time charges ..                                 $ 1.00

                                                             Year ended December 31, 1999
                                                        ------------------------------------
                                                        Before            Tax         Net of
                                                         Tax           (Benefit)        Tax
                                                        Amount          Expense       Amount
                                                        ------         ---------      ------
                                                        (in thousands, except per share data)
Net income ..........................................   $4,172           $1,257       $2,915
One-time charges(1) .................................    1,757              162        1,595
                                                        ------           ------       ------
Earnings from operations before one-time charges ....   $5,929           $1,419       $4,510
                                                        ======           ======       ======
Earnings per diluted share before one-time charges ..                                 $ 1.07

----------
(1) One-time charges for the year ended December 31, 1999 represent the Towne Square Financial Corporation acquisition charges and St. Louis start-up costs (pre-tax) of $1,433,200 and $324,000, respectively.

Net Interest Income

     Net interest income is the difference between interest income and fees on earning assets and interest expense and amortization of fees on deposits and borrowings. Net interest margin represents the net interest income on a tax equivalent basis as a percentage of average earning assets during the period. Net interest margin reflects the spread between average yields earned on interest earning assets and the average rates paid on interest bearing deposits and borrowings. Interest income includes loan origination fees recorded from loans. Interest expense includes amortization of prepaid fees on brokered deposits and trust preferred securities. The volume of non-interest bearing funds, largely comprised of demand deposits and capital, also affects the net interest margin.

     Net interest income was $28.0 million for the year ended December 31, 2001, compared to $23.8 million for 2000, an increase of 18%. Net interest income is affected by both the volume of assets and liabilities held and the corresponding rates earned and paid. The increase in net interest income for 2001 is primarily attributable to growth in earning assets. Average earning assets for 2001 were $908.6 million compared to $671.5 million for 2000, an increase of 35%. Our net interest margin was 3.27% for the year ended December 31, 2001, compared to 3.63% for the prior year.

     A changing interest rate environment has an effect on our net interest margin. A large portion of our loan portfolio is based on floating interest rates and will likely reprice faster than our deposits and floating rate borrowings. During 2001, we experienced net interest margin pressure as compared to 2000 due to the decrease in market interest rates that occurred throughout 2001. In addition, during 2001 our floating rate assets repriced faster than our deposits and floating rate deposits. Also, we continued to utilize brokered deposit transactions as part of our asset liability management strategy. These brokered deposits have staggered maturities and provide a lower costing source of funding. During 2002, we expect our net interest margin to improve if market interest rates increase relative to 2001 levels. Alternatively, if market interest rates decrease, we expect our net interest margin to continue to decrease.

     Net interest income was $23.8 million during the year ended December 31, 2000, compared to $15.5 million for 1999, an increase of 54%. The increase in 2000 was primarily attributable to growth in earning assets and, to a lesser extent, improvement in net interest spread. Average earning assets during 2000 were $671.5 million compared to $432.2 million for 1999, an increase of 55%. Our net interest margin was 3.63% for the year ended December 31, 2000, compared to 3.79% for the prior year.

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

     The following table presents a summary of our net interest income and related net interest margin, calculated on a tax equivalent basis (dollars in thousands):

                                                                     Year Ended December 31,
                                                 --------------------------------------------------------------
                                                             2001                            2000
                                                 -----------------------------    -----------------------------
                                                  Average                          Average
                                                 Balance(1)    Interest   Rate    Balance(1)    Interest   Rate
                                                 ----------    --------   ----    ----------   ---------   ----
Federal funds sold and other short-term
  investments ................................    $  4,862     $   244    5.02%    $ 17,032     $ 1,058    6.11%
Investment securities(2) .....................     233,507      16,154    6.92%     114,144       8,340    7.31%
Loans, net of unearned discount(3) ...........     670,235      50,975    7.61%     540,297      48,633    8.92%
                                                  --------     -------    ----     --------     -------    ----
  Total earning assets .......................    $908,605     $67,373    7.41%    $671,473     $58,031    8.57%
                                                  ========     =======             ========     =======
Deposits--interest bearing:
  Interest-bearing demand accounts ...........    $ 44,231     $   923    2.09%    $ 37,415     $   869    2.32%
  Savings and money market deposits ..........     326,198      11,365    3.48%     267,597      13,711    5.12%
  Time deposits ..............................     318,510      17,291    5.43%     235,049      14,635    6.23%
                                                  --------     -------             --------     -------
  Total interest-bearing deposits ............     688,939      29,579    4.29%     540,061      29,215    5.39%
  Funds borrowed .............................     120,585       6,327    5.25%      58,160       4,116    6.96%
  Long term debt -- trust preferred securities      17,918       1,731    9.66%          --          --      --
                                                  --------     -------    ----     --------     -------    ----

   Total interest bearing liabilities ........    $827,442     $37,637    4.55%    $598,221     $33,331    5.55%
                                                  ========     =======             ========     =======
Tax equivalent net interest income ...........    $ 29,736                         $ 24,700
                                                  ========                         ========
Net interest spread ..........................                            2.87%                            3.02%
Net interest margin ..........................                            3.27%                            3.63%

                                                    Year Ended December 31,
                                                 -----------------------------
                                                             1999
                                                 -----------------------------
                                                  Average
                                                 Balance(1)    Interest   Rate
                                                 ----------    --------   ----
Federal funds sold and other short-term
  investments ................................    $  6,557      $   329   5.02%
Investment securities(2) .....................      93,903        6,055   6.45%
Loans, net of unearned discount(3) ...........     331,698       26,598   8.02%
                                                  --------      -------   ----
  Total earning assets .......................    $432,158      $32,982   7.63%
                                                  ========      =======
Deposits--interest bearing:
  Interest-bearing demand accounts ...........    $ 27,248          604   2.22%
  Savings and money market deposits ..........     184,192        7,707   4.18%
  Time deposits ..............................     141,481        7,364   5.20%
                                                  --------      -------   ----
  Total interest-bearing deposits ............     352,921       15,675   4.44%
  Funds borrowed .............................      17,500          931   5.32%
  Long term debt -- trust preferred securities          --           --     --
                                                  --------      -------   ----

   Total interest bearing liabilities ........    $370,421      $16,606   4.48%
                                                  ========      =======
Tax equivalent net interest income ...........    $ 16,376                4.48%
                                                  ========
Net interest spread ..........................                            3.15%
Net interest margin ..........................                            3.79%

----------
(1)  Average balances were generally computed using daily balances.

(2) Interest income on tax advantaged investment securities reflects a tax equivalent adjustment based on a marginal federal corporate tax rate of 34%. The total tax equivalent adjustment reflected in the above table is approximately $1,777,000, $885,000, and $914,000 in the years ending 2001,
     2000 and 1999, respectively.

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

                                                                             Year Ended December 31,
                                               --------------------------------------------------------------------------------
                                                       2001 Compared to 2000                       2000 Compared to 1999
                                               -----------------------------------------    -----------------------------------
                                               Change      Change     Change                Change   Change    Change
                                               due to      due to     due to      Total     due to   due to    due to   Total
                                                rate       volume       mix       change     rate    volume     mix     change
                                               -------    --------    -------    -------    ------   -------   ------   -------
                                                                              (dollars in thousands)
Federal funds sold and other short-
    term investments .......................   $  (186)   $   (744)   $   116    $  (814)   $   71   $   526   $  132   $   729
Investment securities ......................      (445)      8,725       (466)     7,814       808     1,306      170     2,284
Loans, net of unearned discount ............    (7,078)     11,590     (2,170)     2,342     2,985    16,730    2,321    22,036
                                               -------    --------    -------    -------    ------   -------   ------   -------
    Total interest income ..................    (7,709)     19,571     (2,520)     9,342     3,864    18,562    2,623    25,049
                                               -------    --------    -------    -------    ------   -------   ------   -------
Interest bearing deposits ..................    (5,941)      8,025     (1,720)       364     3,353     8,309    1,878    13,540
Funds borrowed .............................      (995)      4,345     (1,139)     2,211       287     2,163      735     3,185
Long term debt -- trust preferred securities        --          --      1,731      1,731        --        --       --        --
                                               -------    --------    -------    -------    ------   -------   ------   -------
    Total interest expense .................    (6,936)     12,370     (1,128)     4,306     3,640    10,472    2,613    16,725
                                               -------    --------    -------    -------    ------   -------   ------   -------
Net interest income ........................   $  (773)   $  7,201    $(1,392)   $ 5,036    $  224   $ 8,090   $   10   $ 8,324
                                               =======    ========    =======    =======    ======   =======   ======   =======

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

     Our provision for loan losses was $3.2 million for the year ended December 31, 2001, compared to $1.7 million for the comparable period in 2000. Increases in the provision for loan losses for 2001 as compared to 2000 are related to growth in the loan portfolio. Net charge-offs for the years ended December 31, 2001 and 2000 were $981,000 and $956,000, respectively. Our provision for loan loss was $1.2 million in 1999 and we recognized $108,000 of net charge-offs during 1999.

Non-interest Income

     Non-interest income increased approximately $2.9 million or 93%, to $6.1 million for the year ended December 31, 2001, compared to $3.2 million for 2000. The increase in non-interest income is attributable primarily to $2.1 million of net gains on the sale of investment securities. Volatility in interest rates during 2001 provided us with the opportunity to sell available-for-sale securities for gains and replace the sold securities with securities that reflect better risk reward parameters and greater return opportunities. Banking service charge income increased by $153,000 over the prior year. Wealth management fee revenue increased 17% to $2.7 million in 2001 compared to $2.3 million in 2000. Trust assets under administration decreased 7% to $722.7 million at year-end 2001, compared to $777.8 million at December 31, 2000 attributable primarily to declines in equity valuations since the prior year, which was partially offset by increases in new business generated during the year.

     Non-interest income increased approximately $1.2 million, or 58%, to $3.2 million for the year ended December 31, 2000, compared to $2.0 million for 1999. The increase is primarily attributable to increases in service charge income and wealth management fee revenues. Banking service charge income increased by $456,083 over the prior year due primarily to fees earned on accounts related to the former Johnson Bank Illinois offices in Winnetka and Lake Forest. Wealth management fee revenue grew 44% to $2.3 million in 2000, compared to $1.6 million in 1999. In February 2000, the acquisition of Johnson Bank Illinois added approximately $60.0 million to trust assets under administration. During 2000 we expanded our wealth management services beyond the Chicago office with the addition of wealth management staff to our suburban offices.

     Total non-interest income also included $92,000, and $57,000 in realized gains from sales of investment securities during 2000 and 1999 respectively.

Non-interest Expense

                                                       Year Ended December 31,
                                                   -----------------------------
                                                    2001       2000       1999
                                                   -------    -------    -------
                                                            (in thousands)
Salaries and employee benefits ................    $ 9,111    $ 8,174    $ 5,156
Severance charge ..............................         --        562         --
Towne Square Financial Corporation
     acquisition ..............................         --         --      1,300
Occupancy .....................................      4,158      2,987      1,563
Data processing ...............................      1,295        820        478
Marketing .....................................      1,208      1,202        692
Professional fees .............................      2,939      2,135      1,295
Goodwill ......................................        824        731         --
Insurance .....................................        354        303        214
Other expense .................................      2,763      1,692      1,389
                                                   -------    -------    -------
Total non-interest expense ....................    $22,652    $18,606    $12,087
                                                   =======    =======    =======

     Non-interest expense increased $4.1 million or 22% to $22.7 million for the year ended December 31, 2001 compared to $18.6 million for 2000. The 2000 results reflect a one-time severance charge of $562,000 relating to severance packages for two departing executives and costs incurred in connection with the recruitment and hiring of their replacements. Excluding one-time charges, non-interest expense increased 26% from $18.0 million during 2000 to $22.7 million during 2001.

     The increase in non-interest expense during 2001 is a result of our continued expansion . Increases in expenses for salaries and benefits, occupancy, professional services, data processing and insurance reflect the impact of growing our personnel, the opening of our new banking office in Geneva, and broadening our array of products. We also incurred charges of $561,000 during 2001 related to the completion of system-related conversions.

     During 2001, the Lake Forest and the Winnetka offices (formerly known as Johnson Bank Illinois) contributed $3.1 million to operating expenses, including $824,000 of goodwill expense. Non-interest expense for the year ended December 31, 2001 includes operating expenses of $1.2 million and $2.7 million related to the St. Charles and St. Louis offices, respectively.

     Excluding the effect of one-time charges in 2000 and 1999, non-interest expense increased 75% in 2000 to $18.0 million compared to $10.3 million for 1999. Non-interest expense as a percentage of average assets changed from 2.71% in 1999 to 2.64% in 2000 to 2.37% in 2001. Non-interest expense for the year ended December 31, 2000 includes operating expenses of $1.1 million and $1.4 million related to the St. Charles and the St. Louis offices, respectively. Additionally, 2000 results reflect the addition of the two new locations acquired through the Johnson Bank Illinois transaction which increased operating expenses by $2.3 million for the year ended December 31, 2000 in addition to the $731,000 of goodwill amortization recognized during 2000 in connection with the acquisition. The remaining increase in non-interest expense during 2000 of approximately $2.2 million is due to overall growth in salaries and benefits, professional services and marketing costs at our existing offices. Included in total non-interest expense for the year ended December 31, 1999, is the one-time $1.3 million charge associated with the acquisition of Towne Square Financial Corporation, as well as $133,200 of transaction costs associated with the acquisition. The $1.3 million non-recurring charge is not tax deductible.

     The following table shows our operating efficiency over the last three years:
                                                             December 31,
                                                       -------------------------
                                                        2001    2000(1)  1999(2)
                                                       -----    -------  -------
Non-interest expense to average assets .............    2.37%     2.56%    2.32%
Net overhead ratio(3) ..............................    1.73      2.11     1.87
Efficiency ratio(4) ................................   63.17     64.75    57.52

----------
(1) Excludes the one-time severance charge incurred in 2000 in the amount of $562,000.

(2) Excludes the one-time charges relating to the Towne Square Financial Corporation acquisition and the St. Louis start-up costs totaling $1,757,000.

(3) Non-interest expense less non-interest income divided by average total assets.

(4) Non-interest expense divided by the sum of net interest income, on a tax equivalent basis, plus non-interest income.

     Our efficiency ratio (tax equivalent), which measures the percentage of net revenue that is expended as non-interest expense for the year ended December 31, 2001 improved slightly as compared to the efficiency ratio for the year ended December 31, 2000 adjusted to exclude one-time charges. Excluding the effects of one-time charges during 2000 and 1999, our efficiency ratio increased to 65% in 2000 from 58% in 1999.

     The slight improvement in our efficiency ratio during 2001 as compared to 2000 demonstrates that our business development efforts at the new offices are generating revenue sufficient to offset the related operating expenses in addition to reflecting the impact of securities net gains in 2001. The PrivateBank (St. Louis) became profitable during the fourth quarter of 2001. Our newest location in Geneva is not yet profitable, but the location has exceeded its growth targets for loans and deposits during 2001. Our efficiency ratio for 2000 was negatively impacted due to the start-up nature of the St. Charles office and the St. Louis office. Our St. Charles office first broke even on a monthly basis in July 2000, approximately within one year of the acquisition date. During 2002, the costs of business development at the Geneva office are expected to exceed the related operating expenses. However, we expect to continue to report improvements in our efficiency ratio as income sources contribute to our profitability in excess of the operating expense growth impact.

     Salary and employee benefit expense increased 11% to $9.1 million for the year ended December 31, 2001 from $8.2 million for the year ended December 31, 2000. Full-time equivalent employees increased 17% to 160.5 at December 31, 2001 from 137 at December 31, 2000. The increase in salary and benefits is due primarily to the full effect of the Johnson Bank Illinois acquisition, the opening and staffing of the PrivateBank (St. Louis), and the addition of two senior officers responsible for establishing the Geneva office. Our main office in Chicago has also experienced growth in personnel during 2001 in response to the overall growth of the organization and to increased staffing needs to support a growing public company.

     Salary and employee benefit expense increased 59% to $8.2 million for the year ended December 31, 2000 from $5.2 million for the year ended December 31, 1999. Full-time-equivalent employees increased 50% to 137 at December 31, 2000 from 91.5 at December 31, 1999. The increase in salary and benefits is due primarily to an increased number of employees, including the senior officers, responsible for opening the St. Charles and St. Louis offices, as well as the addition of employees from the

Johnson Bank Illinois acquisition. Our main office in Chicago also experienced growth in personnel during 2000 in response to the overall growth of the organization and to increased staffing needs to support a public company.

     Professional fees, which include legal, accounting, consulting services and investment management fees, increased 38% to $2.9 million for the year ended December 31, 2001 from $2.1 million for 2000 and $1.3 million for 1999. The increases in 2001 and 2000 were primarily due to higher legal, accounting and information-system consultation services, including the system merger completed in connection with the Johnson Bank Illinois acquisition, implementation of a new asset liability management software program and various other projects which relate to general upgrades of our current technology infrastructure. In addition, the increase in trust-related business has resulted in increased investment management fees paid to third parties during the year ended December 31, 2001 in addition to 2000 and 1999.

     System related projects are expected to continue in 2002. During 2001, we spent $1.1 million in information technology- related projects as we began the renovation of our information technology infrastructure. During 2002, we plan to invest approximately $2.1 million in our information technology infrastructure. These expenditures will result in new hardware, innovative software, upgrades to our disaster recovery systems and overall integration of our various technology components. During 2001, we began the evaluation and the renovation of our information technology infrastructure. The upgrade to our information technology platform is being undertaken as a result of an independent third-party assessment of our current operating environment, which was conducted during 2000. During 2001, we established an information technology committee that reports to the audit committee of the board of directors. During 2002, this committee will monitor the execution of our information technology plan. We have retained information systems consultants to assist us in the implementation of the upgrades as well as assist us in the augmentation of our current disaster recovery network. The 2002 information technology renovation will augment the technology expenditures that have been made in 2000 and 2001.

     The other expense category of non-interest expense consists primarily of postage, telephone, delivery, office supplies, training and other miscellaneous expenses. During 2001 these expenses increased relative to 2000 by 63% due to the continued implementation of our expansion strategy. During 2000 these expenses increased relative to 1999 by 22% due to the new offices that were added to the organization in 2000.

Income Taxes

     The following table shows our income before income taxes, applicable income taxes and effective tax rate for the years ended December 31, 2001, 2000, and 1999, respectively.

                                                     Year Ended December 31,
                                                 ------------------------------
                                                  2001        2000        1999
                                                 ------      ------      -----
                                                     (dollars in thousands)
Income before taxes ........................     $8,251      $6,688      $4,172
Income tax provision .......................      2,051       2,263       1,257
Effective tax rate .........................       24.9%       33.8%       30.1%

     The effective income tax rate varies from statutory rates principally due to certain interest income which is tax-exempt for federal or state purposes, and certain expenses which are disallowed for tax purposes. The decrease in the effective tax rate for 2001 as compared to 2000 reflects the impact of growth in tax-exempt municipal securities. The average balance of municipal securities was $71.9 million, $37.1 million, and $39.5 million for the years ended December 31, 2001, 2000 and 1999, respectively. Increases in the income tax provision for the year ended December 31, 2000 as compared to 1999 reflect a lower amount of interest income which was tax exempt in 2000 relative to 1999. The impact of increased non-taxable income in 1999 was offset by the one-time non-tax deductible special charge related to the Towne Square acquisition.

                               FINANCIAL CONDITION

Total Assets

     Total assets were $1.2 billion at December 31, 2001, an increase of $347.3 million, or 42%, over the $829.5 million at December 31, 2000. The balance sheet growth during 2001 was accomplished mainly through loan growth throughout the company and growth in the investment securities portfolio. The growth in assets experienced during 2001 was funded primarily through growth in deposits, including brokered deposits, and to a lesser extent, through increased borrowings.

Loans

     Total loans increased to $780.8 million at December 31, 2001, an increase of $182.1 or 30%, from $598.7 at December 31, 2000. The PrivateBank (St. Louis) had loans outstanding of $73.5 million as of December 31, 2001, growth of $48.3 million since December 31, 2000. The remaining loan growth of $133.7 million experienced by the company since December 31, 2000 was generated by the PrivateBank (Chicago). All of the PrivateBank (Chicago) offices posted strong gains in loan volume during 2001.

     The following table sets forth the loan portfolio by category as of December 31 for the previous five fiscal years:

                                              Year Ended December 31,
                               2001       2000       1999       1998       1997
                             --------   --------   --------   --------   --------
                                             (in thousands)
Commercial real estate ...   $310,869   $206,464   $146,368   $ 94,392   $ 55,429
Commercial ...............    163,279    137,343     67,026     46,800     33,862
Residential real estate ..     89,889     85,347     72,972     54,171     56,307
Personal .................     64,411     62,414     57,497     44,094     42,077
Home equity ..............     59,795     46,013     24,396     20,100     20,680
Construction .............     92,528     61,143     29,018     22,408     10,140
                             --------   --------   --------   --------   --------
    Total loans ..........   $780,771   $598,724   $397,277   $281,965   $218,495
                             ========   ========   ========   ========   ========

     The following table classifies the loan portfolio, by category, at December 31, 2001, by date at which the loans mature:

                            One year   From one to   After five                More than one year
                             or less   five years      years       Total      Fixed     Variable(1)
                            --------   -----------   ----------   --------   --------   -----------
                                                        (in thousands)
Commercial real estate ..   $ 71,087     $166,889     $ 72,893    $310,869   $117,779    $122,003
Commercial ..............     99,083       58,149        6,047     163,279     19,889      44,307
Residential real estate..     13,901       14,421       61,567      89,889     12,276      63,712
Personal ................     53,609        7,041        3,761      64,411      6,243       4,559
Home equity .............     12,669       19,337       27,789      59,795         --      47,126
Construction ............     70,968       17,882        3,678      92,528      1,595      19,965
                            --------     --------     --------    --------   --------    --------
     Total loans ........   $321,317     $283,719     $175,735    $780,771   $157,782    $301,672
                            ========     ========     ========    ========   ========    ========

----------
(1)  Includes adjustable rate mortgage products.

Allowance for Loan Losses

     We believe our loan loss experience to date reflects the high credit quality of our loan portfolio. The following table shows changes in the allowance for loan losses resulting from additions to the allowance and loan charge-offs for each of the periods shown.

                                                                         December 31,
                                               -------------------------------------------------------------
                                                  2001        2000         1999          1998        1997
                                               ---------    ---------    ---------    ---------    ---------
                                                                           (in thousands)
Balance at beginning of period .............   $   6,108    $   4,510    $   3,410    $   3,050    $   2,450
Johnson Bank acquisition - loan loss reserve          --          864           --           --           --
Loans charged-off:
Commercial real estate .....................          --           --           --           --           --
Commercial .................................        (939)        (723)          --           --           --
Residential real estate ....................          --           --           --           --           --
Personal ...................................        (113)        (249)        (108)          (2)          (3)
Home equity ................................          --           --           --           --           --
Construction ...............................          --           --           --           --           --
                                               ---------    ---------    ---------    ---------    ---------
      Total loans charged-off ..............      (1,052)        (972)        (108)          (2)          (3)
                                               ---------    ---------    ---------    ---------    ---------
Loans Recovered:
Commercial .................................          43            8           --           --           --
Personal ...................................          28            8           --           --           --
                                               ---------    ---------    ---------    ---------    ---------
      Total loans recovered ................          71           16           --           --           --
                                               ---------    ---------    ---------    ---------    ---------
Provision for loan losses ..................       3,179        1,690        1,208          362          603
                                               ---------    ---------    ---------    ---------    ---------
Balance at end of period ...................   $   8,306    $   6,108    $   4,510    $   3,410    $   3,050
                                               =========    =========    =========    =========    =========
Average total loans ........................   $ 669,114    $ 541,436    $ 332,502    $ 234,486    $ 195,605
                                               =========    =========    =========    =========    =========

     The following table shows our allocation of the allowance for loan losses by specific category at the dates shown. We considered various qualitative and quantitative factors about the loan portfolio which we deemed relevant in determining the level of the allowance for loan losses.

                                                                 December 31,
                   ------------------------------------------------------------------------------------------------------
                          2001                 2000                 1999                 1998                 1997
                   ------------------   ------------------   ------------------   ------------------   ------------------
                               % of                % of                 % of                 % of                 % of
                              Total                Total                Total                Total                Total
                   Amount   Allowance   Amount   Allowance   Amount   Allowance   Amount   Allowance   Amount   Allowance
                   ------   ---------   ------   ---------   ------   ---------   ------   ---------   ------   ---------
Commercial real
   estate ......   $2,407       29%     $1,575       26%     $1,154       26%     $  732      22%      $  429      14%
Commercial .....    1,923       23%      1,727       28%        930       21%        693      20%         464      15%
Residential real
   estate ......      500        6%        429        7%        423        9%        277       8%         306      10%
Personal .......      676        8%        658       11%        568       13%        545      16%       1,037      34%
Home equity ....      475        6%        412        7%        237        5%        201       6%         201       7%
Construction ...    1,225       15%        810       13%        369        8%        236       7%         106       3%
Unallocated ....    1,100       13%        497        8%        829       18%        726      21%         507      17%
                   ------      ---      ------      ---      ------      ---      ------     ---       ------     ---
   Total .......   $8,306      100%     $6,108      100%     $4,510      100%     $3,410     100%      $3,050     100%
                   ======      ===      ======      ===      ======      ===      ======     ===       ======     ===

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

     The allowance for loan losses as a percentage of total loans was 1.06% as of December 31, 2001, compared to 1.02% as of December 31, 2000. Net charge-offs for the year ended December 31, 2001 and 2000 were $981,000 and $956,000, respectively. Net charge-offs to average total loans were 0.15% for 2001 compared to 0.18% for 2000.

     The allowance for loan losses as a percentage of total loans was 1.14% as of December 31, 1999. Net charge-offs for the year ended December 31, 1999 were $108,000. Net charge-offs to average total loans was 0.03% for 1999.

Non-performing Loans

     The following table classifies our non-performing loans as of the dates shown:

                                                           December 31,
                                                           ------------
                                               2001      2000     1999     1998     1997
                                              ------    ------    ----    ------    ----
                                                           (dollars in thousands)
Nonaccrual loans ..........................   $  664    $   24    $600    $   --    $ --
Loans past due 90 days or more ............    2,504     1,421     223     1,016     527
                                              ------    ------    ----    ------    ----
     Total non-performing loans ...........    3,168     1,445     823     1,016     527
                                                                          ------    ----
Other real estate owned ...................       --        --      --        --      --
                                                        ------    ----    ------    ----
     Total non-performing assets ..........   $3,168    $1,445    $823    $1,016    $527
                                              ======    ======    ====    ======    ====
Non-accrual loans to total loans ..........    0.085%    0.004%   0.15%       --      --
Total non-performing loans to total
     loans ................................     0.41%     0.24%   0.21%     0.36%   0.24%
Total non-performing assets to total assets     0.27%     0.17%   0.16%     0.24%   0.17%

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

     Potential Problem Loans. We have identified some loans through our problem loan identification process which exhibit a higher than normal credit risk. Loans in this category include those with characteristics such as past due more than 90 days, those that have recent adverse operating cash flow or balance sheet trends, or loans that have general risk characteristics that management believes might jeopardize the future timely collection of principal and interest payments. The balance in this category at any reporting period can fluctuate widely based on the timing of cash collections, renegotiations and renewals. The principal amount of loans in this category as of December 31, 2001 was $2,504,000. Loans past due 90 days or more increased by $1.1 million as of December 31, 2001 as compared to December 31, 2000 levels. The increase reflects the growth in our loan portfolio. We believe that asset quality continues to remain strong as of March 2002. At December 31, 2001, there were no significant loans which were classified by any bank regulatory agency that are not included above as nonaccrual, past due or other real estate owned.

     Nonaccrual loans increased to $664,000 as of December 31, 2001 from $24,000 as of December 31, 2000. Nonaccrual loans as of December 31, 2001 include a single personal loan that comprised approximately $472,000 of the amount at that date. This loan remains on nonaccrual status.

     Nonperforming loans include nonaccrual loans and accruing loans which are 90 days or more delinquent. Nonperforming loans were $3,168,000 as of December 31, 2001, compared to $1,445,000 at December 31, 2000. Nonperforming loans were 0.41%, and 0.24% of total loans at December 31, 2001 and December 31, 2000, respectively. Nonperforming loans were 0.27% and 0.17% of total assets as of December 31, 2001 and December 31, 2000, respectively.

     Loan Concentrations. Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities or located in a specific geographic area that might be similarly impacted by changes in economic or other conditions. Other than loans made to borrowers residing in the Chicago and St. Louis metropolitan areas and our involvement in lending secured by real estate, we had no concentrations of loans exceeding 10% of total loans at December 31, 2001.

Investment Securities

     Investments are comprised of federal funds sold, debt securities and, to a lesser extent, equity investments (primarily FHLB stock). Federal funds sold are overnight investments in which, except for cash reserves, all remaining funds are invested. Our debt securities portfolio is primarily comprised of U.S. government agency obligations, municipal bonds, mortgage-backed pools and collateralized mortgage obligations.

     All securities are classified as available-for-sale and may be sold as part of our asset/liability management strategy in response to changes in interest rates, liquidity needs or significant prepayment risk. Securities available-for-sale are carried at fair value, with related unrealized net gains or losses, net of deferred income taxes, recorded as an adjustment to equity capital. At December 31, 2001, reported stockholders' equity was increased by unrealized securities gains net of tax of $323,000. This represented an improvement of $441,000 from unrealized securities losses net of tax of $118,000 at December 31, 2000.

     Securities available-for-sale increased to $332.9 million at December 31, 2001, up 93% from $172.2 million as of December 31, 2000. The growth in the investment security portfolio since December 31, 2000 resulted from the continued implementation of our asset/liability management strategy. Tax exempt municipal securities increased by $70.3 million, providing net interest margin protection in a falling interest-rate environment. Collateralized mortgage obligations increased $13.3 million in 2001. The net increase in collateralized CMO's reflects sales of specific CMO's that posed a heightened risk of prepayments and accelerated premium amortization in a lower market rate environment. Purchases of new collateralized CMO's have included pools of mortgages with built-in prepayment penalties and a lower risk of accelerated premium amortization. Investments in Federal Home Loan Bank Stock increased by $57.8 million as a result of purchases made to take advantage of the favorable dividend yield in addition to the liquid nature of the investment. The FHLB can redeem and we can sell, at any time, any FHLB stock we own, in excess of the required minimum of $5.8 million and $3.4 million outstanding as of December 31, 2001 and 2000, respectively.

     U.S. government agency obligations decreased by $4.4 million. We held no U.S. government agency obligations at December 31, 2001. U.S. government agency mortgage backed securities and collateralized mortgage obligations increased 20% to $101.4 million at December 31, 2001 from $84.3 million at December 31, 2000. Corporate collateralized mortgage obligations increased by $13.3 million to $23.5 million. Tax-exempt municipal securities increased to $106.9 million at December 31, 2001 as compared to the year-end 2000 amount of $36.6 million.

                                                                   December 31,
                                                        ---------------------------------
                                                          2001         2000        1999
                                                        --------     --------     -------
                                                                  (in thousands)
Available-for-Sale
U.S. government agency obligations ..................   $     --     $  4,399     $    --
U.S. government agency mortgage backed securities and
      collateralized mortgage obligations ...........    101,376       84,347      25,987
Corporate collateralized mortgage obligations .......     23,462       10,123       9,796
Tax exempt municipal securities .....................    106,925       36,644      33,614
Taxable municipal securities ........................      6,051        1,141          --
Federal Home Loan Bank stock ........................     92,964       35,175       1,400
Other ...............................................      2,155          365         337
                                                        --------     --------     -------
Total ...............................................   $332,933     $172,194     $71,134
                                                        ========     ========     =======

     The following tables show the maturities of investment securities (based on the amortized cost), by category, as of December 31, 2001, and the weighted average yield (computed on a tax equivalent basis) for each range of maturities of securities, by category, as of December 31, 2001:

                                               Within    From one to    From five       After       Equity
                                              one year   five years    to ten years   ten years   securities    Total
                                              --------   -----------   ------------   ---------   ----------   --------
                                                                             (in thousands)
U.S. government agency obligations.........   $     --     $    --       $    --       $     --    $     --    $     --
U.S. government agency mortgage
   backed securities and collateralized
   mortgage obligations ...................      7,356      42,708         8,985         42,367          --     101,416
Corporate collateralized mortgage
   obligations ............................      3,643      18,361           855            187          --      23,046
Tax exempt municipal securities ...........      1,314         770        47,254         57,642                 106,980
Taxable municipal securities ..............         --          --         6,032             --          --       6,032
Federal Home Loan Bank stock(1) ...........     90,214       2,750            --             --          --      92,964
Other .....................................         --         520            --          1,123         362       2,005
                                              --------     -------       -------       --------    --------    --------
Total .....................................   $102,527     $65,109       $63,126       $101,319    $    362    $332,443
                                              ========     =======       =======       ========    ========    ========

                                               Within    From one to    From five       After      Equity
                                              one year   five years    to ten years   ten years   securities    Total
                                              --------   -----------   ------------   ---------   ----------   --------
                                                                             (in thousands)
U.S. government agency obligations ........       --          --             --           --          --           --
U.S. government agency mortgage
   backed securities and collateralized
   mortgage obligations ...................     6.01%       6.20%          6.52%        6.94%         --         6.52%
Corporate collateralized mortgage
   obligations ............................     6.31%       5.74%          6.26%        6.27%         --         5.85%
Tax exempt municipal securities ...........     6.90%       5.02%          7.19%        7.09%         --         7.12%
Taxable municipal securities ..............       --          --           2.93%          --          --         2.93%
Federal Home Loan Bank stock(1) ...........     5.35%       5.35%            --           --          --         5.35%
Other .....................................       --        5.85%            --         0.52%       1.82%        2.14%
                                                ----        ----           ----         ----        ----         ----
Total .....................................     5.45%       6.02%          6.67%        6.95%       1.82%        6.25%
                                                ====        ====           ====         ====        ====         ====

-------------
(1) We are required to maintain a ratio of 20:1 of FHLB borrowings to FHLB stock. As of December 31, 2001, we had $115.4 million dollars in advances from the FHLB ($104.9 million from the FHLB of Chicago and $10.5 million from the FHLB of Des Moines, IA). The remaining $87.2 million of FHLB stock can be redeemed at any time. However, the FHLB may delay the sale of the stock for up to six months if certain conditions are met.

Deposits and Funds Borrowed

     Total deposits of $850.5 million as of December 31, 2001 represented an increase of $180.3 million, or 27%, from $670.2 million as of December 31, 2000. Non-interest-bearing deposits were $73.1 million as of December 31, 2001, $11.3 million more than the $61.8 million reported as of December 31, 2000. Interest-bearing demand deposits increased $800,000 to $52.1 million at December 31, 2001 compared to $51.3 million at December 31, 2000. Savings and money market deposit accounts increased by $53.8 million to $350.8 million at December 31, 2001 as compared to $297.0 million at December 31, 2000. Other time deposits increased by approximately $122.6 million to $374.5 million as compared to $251.9 million at year-end 2000. Brokered deposits, which are included in time deposits, increased to $138.9 million at December 31, 2001 from $43.8 million at December 31, 2000.

     The following table presents the balances of deposits by category and each category as a percentage of total deposits at December 31, 2001 and 2000.

                                                  December 31,
                                   -----------------------------------------
                                          2001                  2000
                                   -------------------   -------------------
                                              Percent               Percent
                                   Balance    of Total   Balance    of Total
                                   --------   --------   --------   --------
                                              (dollars in thousands)

Demand .........................   $ 73,146       9%     $ 61,789       9%
Savings ........................     12,158       1%        8,242       1%
Interest-bearing demand ........     52,061       6%       51,301       8%
Money market ...................    350,829      41%      297,043      44%
Brokered deposits ..............    138,911      17%       43,842       7%
Other time deposits ............    223,390      26%      208,029      31%
                                   --------     ---      --------     ---
     Total deposits ............   $850,495     100%     $670,246     100%
                                   ========     ===      ========     ===

     The aggregate amounts of time deposits, in denominations of $100,000 or more, by maturity, are shown below as of the dates indicated:

                                                    December 31,
                                                -------------------
                                                  2001       2000
                                                --------   --------
                                                   (in thousands)

Three months or less.........................   $162,036   $103,755
Over three through six months................     65,897     55,623
Over six through twelve months...............     87,043     47,379
Over twelve months...........................     17,055     18,627
                                                --------   --------
     Total...................................   $332,031   $225,384
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

     Certain brokered deposited issued by us contain a purchased option to call (redeem) the brokered deposit prior to maturity at a specified date. Upon the issuance of the brokered deposits, we pay a broker commission that is amortized to interest expense over the contractual life of the brokered deposit. The called brokered deposits have been replaced by new brokered deposits at current market rates. The following table summarizes our callable brokered deposits outstanding as of December 31, 2001:

                                            Deferred
   Amount          Rate    Call Date   Broker Commissions
 -----------       ----    ---------   ------------------
 $ 9,989,000 (1)   6.25%    1/18/02        $ 36,433
  10,000,000 (1)   6.15     2/01/02          49,388
   5,000,000 (1)   6.05     2/01/02          25,837
   3,008,000 (1)   6.15     2/01/02          15,544
   5,000,000 (2)   6.00     3/01/02          43,452
  10,000,000 (2)   5.50     3/14/02          59,429
   5,000,000 (2)   5.40     3/28/02          28,571
 -----------                               --------
 $47,997,000                               $258,654
 ===========                               ========

-------------------
(1) On December 11, 2001, we notified the Depository Trust Company of our intent to exercise our option to call certificates of deposit totaling $28.0 million. As a result, the remaining unamortized deferred brokered commissions are now being amortized through the call date versus the original maturity date. The application of the accelerated term of the brokered deposits that were called resulted in amortization of $106,494 which was recorded in interest expense in 2001. The remaining deferred brokered commissions of $127,202 will be recognized in interest expense during the first quarter of 2002.

(2) By the end of the first quarter of 2002, we intend to call these brokered deposits. The remaining deferred brokered commissions of $131,452 will be recognized in interest expense during the first quarter of 2002.

     A summary of all funds borrowed and outstanding and the rate in effect while such borrowings were outstanding, at the period end, is presented below:

                                                                         December 31,
Amount                                     Rate    Maturity     2001         2000        1999
------                                     ----    --------   --------   ------------   -------
                                                            (in thousands)
Borrowing under revolving line of credit
     facility ..........................   3.10%   02/11/02   $  5,000     $18,000      $    --
Subordinated note ......................   2.53    02/11/07      5,000       5,000           --
FHLB floating rate advance(1) ..........   6.77    05/01/01         --      10,000           --
FHLB open line advance .................   1.74       daily     25,000          --           --
FHLB fixed advance(2) ..................   6.50    10/23/05     24,886      25,000           --
FHLB fixed advance .....................   6.21    12/05/03     30,000      30,000           --
FHLB fixed advance .....................   6.49    11/13/01         --       2,000           --
FHLB fixed advance .....................   4.30    02/01/02     25,000          --           --
FHLB fixed advance .....................   6.03    01/20/00         --          --       15,000
FHLB fixed advance .....................   5.91    06/21/02        500         500           --
FHLB fixed advance .....................   5.89    12/20/02      1,000       1,000           --
FHLB fixed advance .....................   5.21    01/22/02      1,000          --           --
FHLB fixed advance .....................   5.33    07/22/02      1,000          --           --
FHLB fixed advance .....................   5.02    03/06/02      1,000          --           --
FHLB fixed advance .....................   4.21    05/13/02      1,000          --           --
FHLB fixed advance .....................   2.39    11/12/02      5,000          --           --
Federal funds purchased ................   2.06       daily    103,000       2,700           --
Demand repurchase agreements(3) ........   1.60       daily      3,102       2,679           --
                                                              --------     -------      -------
     Total funds borrowed ..............                      $231,488     $96,879      $15,000
                                                              ========     =======      =======

------------
(1) The rate on this FHLB floating rate advance is set at one-month LIBOR minus five basis points.

(2) This FHLB advance is subject to a fair value hedge with an interest rate swap (see Note 14 to the consolidated financial statements). The contractual par amount on the advance is $25.0 million.

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

     During 2001, we increased our utilization of Federal Home Loan Bank advances to fund loan growth. Management anticipates that our reliance on Federal Home Loan Bank borrowings as a funding source will likely remain at current levels in 2002 to the extent that rates on Federal Home Loan Bank advances continue to be more attractive than deposit pricing. Federal Home Loan Bank borrowings totaled $115.4 million at December 31, 2001 compared to $68.5 million at December 31, 2000.

     At December 31, 2001, we had $3.3 million in FHLB letters of credit outstanding compared to $20.3 million outstanding at December 31, 2000. We pay 0.125% per annum for FHLB letters of credit. The following table shows the maximum availability for and usage of FHLB advances and letters of credit for The PrivateBank (Chicago) and The PrivateBank (St. Louis).

                                                          Maximum
Date                                                    Availability     Usage
----                                                    ------------   ---------
                                                              (in thousands)
As of December 31, 2001-
       The PrivateBank (Chicago) ...............          $109,146     $108,298
       The PrivateBank (St. Louis) .............            16,295       10,500

As of December 31, 2000-
       The PrivateBank (Chicago) ...............          $ 91,946     $ 85,340
       The PrivateBank (St. Louis) .............             4,121        3,500

     We accept deposits from a variety of municipal entities. Typically, these municipal entities require that banks pledge marketable securities to collateralize these public deposits. The State of Illinois also accepts FHLB letters of credit as collateral. At December 31, 2001 and 2000, we had approximately $166.2 million and $33.7 million, respectively, of securities collateralizing such public deposits. Deposits requiring pledged assets are not considered to be core deposits, and the assets that are pledged as collateral for these deposits are not deemed to be liquid assets.

     On February 11, 2000, we entered into a new, two-year, $18.0 million revolving credit facility. We borrowed $7.5 million under the line in connection with the Johnson Bank Illinois acquisition at an initial rate of 7.20%. During the second quarter 2000, we increased borrowings under the revolving credit facility by approximately $8.0 million in order to capitalize The PrivateBank (St. Louis). During the third and fourth quarters of 2000, we increased our borrowings under the revolving credit facility by approximately $1.75 million and $750,000, respectively, for business operating purposes. The interest rate on borrowings under the revolving line resets quarterly, and is based on, at our option, either the lender's prime rate or a 90-day LIBOR-based rate. The interest rate on the revolving line reset to 3.10% on December 27, 2001. Upon issuing $20.0 million of trust preferred securities on February 8, 2001, the Company repaid the $18.0 million outstanding under the revolving credit facility. In June 2001, we increased the borrowings on the credit facility to $250,000 and in December 2001, we increased borrowings by $4.8 million for general business purposes. As of December 31, 2001, the outstanding balance was $5.0 million. The Company is currently renegotiating the terms of the revolving credit facility. The original terms of the credit facility are still currently in effect.

     We also issued a $5.0 million subordinated note to Johnson International, Inc. as partial payment of the purchase price of the Johnson Bank Illinois acquisition. The interest rate on the subordinated note resets each quarter based on the 90-day LIBOR rate. The note is payable in full on or before February 11, 2007, and provides for certain rate escalation beginning after two years. The initial rate of interest on the subordinated note was 6.60% and reset to 3.89% on February 11, 2001.

     On February 8, 2001, we issued $20.0 million in trust preferred securities at a fixed rate of 9.50% which mature on December 31, 2030. At our option, the securities may be redeemed prior to maturity on or after December 31, 2005. The trust preferred securities are presented in our consolidated balance sheet as "Long-term debt-trust preferred securities." Upon receipt of the net proceeds of $18.9 million, after deducting underwriting commissions and offering expenses and including the underwriters' over-allotment shares, we repaid the full amount of borrowings under our revolving line of credit with a commercial bank in the amount of $18.0 million.

Risk Management

     We are exposed to market risk from changes in interest rates that could affect our results of operations and financial condition. We manage our exposure to these market risks through our regular operating and financing activities. During 2001, we began to hedge this risk through the use of derivative financial instruments. We use derivative financial instruments as risk management tools and not for trading or speculative purposes.

Interest Rate Risk

     We use a combination of financial instruments, including medium-term and short-term financings and variable-rate debt instruments and, to a lesser extent, interest rate swaps to manage the interest rate mix of our total debt portfolio and related cash flows. To manage this mix in a cost-effective manner, in 2001 we entered into our first interest rate swap transaction in which we agreed to receive a fixed rate in exchange for payment of a floating rate based on an agreed-upon notional amount. The fair value of the swap was $1.7 million on December 31, 2001.

     During 2001, we actively managed our interest rate exposure in our balance sheet. The declines in market rates gave us the opportunity to make changes to our investment security portfolio as part of the implementation of our asset/liability management strategies. Throughout 2001, we were able to replace specific investment securities with alternative investment securities with greater risk reward parameters. In addition, we took advantage of callable (brokered) deposits which were redeemed and replaced with lower costing brokered deposits. The improvements in net interest margin resulting from the improved mix of investment securities coupled with our lower yielding sources of funding offset the yield compression experienced in our loan portfolio, which is more than half floating-rate based.

     We have not changed our interest rate risk management strategy from the prior year and do not foresee or expect any significant changes in our exposure to interest rate fluctuations, but we are considering expanding our use of interest rate swaps on our debt obligations in the near future.

Capital Resources

     Stockholders' equity at December 31, 2001 rose to $62.3 million, an increase of $8.1 million from the 2000 year-end level of $54.2 million, due primarily to the increase in net income from the year ended December 31, 2001 as well as the change in the fair value of investment securities classified as available-for-sale net of tax.

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

     The prompt corrective action regulations provide five classifications: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If a banking subsidiary is not "well capitalized," regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions, asset growth and expansion are limited and plans for capital restoration are required.

     The following table reflects various consolidated measures of our capital at December 31, 2001 and 2000:

                                                     December 31,
                                                     ------------
                                                     2001    2000
                                                     ----    ----
Leverage ratio ...................................   6.64%   5.54%
Tier 1 risk-based capital ratio ..................   8.18    6.47
Total risk-based capital ratio ...................   9.71    8.15
Total equity to total assets .....................   5.29    6.54

     As of December 31, 2001, the entire amount of our $20.0 million of trust preferred securities is included in Tier 1 capital. The Tier 1 qualifying amount is limited to 25% of Tier 1 capital under Federal Reserve regulations. The entire amount of trust preferred securities qualifies as Tier 1 capital.

     The subordinated note in the amount of $5.0 million that was issued to Johnson International as consideration in connection with the Johnson Bank Illinois acquisition qualifies as Tier 2 capital for regulatory capital purposes.

     To be considered "well capitalized," an entity must maintain a leverage ratio of at least 5.0%, a Tier 1 risk-based capital ratio of at least 6.0%, and a total risk-based capital ratio of at least 10.0%. To be "adequately capitalized," an entity must maintain a leverage ratio of at least 4.0%, a Tier 1 risk-based capital ratio of at least 4.0%, and a total risk-based capital ratio of at least 8.0%. At December 31, 2001, we continued to exceed the minimum levels of all regulatory capital requirements, and were considered "adequately capitalized" under regulatory standards. At December 31, 2001, our total risk-based capital ratio was 9.71%. With the exception of the total risk-based capital ratio, we exceeded the "well-capitalized" levels of our regulatory capital requirements. At December 31, 2001, The PrivateBank (Chicago) and The PrivateBank (St. Louis) were considered "well-capitalized" under all applicable regulatory standards, including the total risk-based capital ratio.

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

     Our core deposits, the most stable source of liquidity due to the nature of long-term relationships generally established with our clients, are available to provide long-term liquidity. At December 31, 2001, 56% of our total assets were funded by core deposits. At December 31, 2000, 71% of our total assets were funded by core deposits. Core deposits are defined to include all deposits including time deposits but excluding brokered deposits and public funds. Time deposits are included as core deposits since these deposits have historically not been volatile deposits for us.

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

     We have continued to use Federal Home Loan Bank advances and brokered deposits as alternative methods of funding loan growth. During 1999, we first utilized brokered deposits as a funding tool to enhance liquidity in anticipation of increasing loan demand and year 2000 contingency planning. During 2001 we expanded our brokered deposits program in order to fund liquidity of The PrivateBank (Chicago). During 2002 we expect to continue to utilize brokered deposits together with increased Federal Home Loan Bank advances as alternative methods of funding loan growth. We will first look toward internally generated deposits as funding sources, but plan to supplement our funding needs with non-traditional funding sources as needed. The PrivateBank (St. Louis) began to purchase brokered deposits in 2001 as well, in the absence of traditional deposit growth sufficient to fund the expected loan growth in that market.

     Liquid assets refer to money market assets such as federal funds sold, available-for-sale securities, FHLB stock, Bank-owned life insurance and loans held for sale. Net liquid assets represent the sum of the liquid asset categories less the amount of assets pledged to secure public funds and the Federal Reserve deposit requirements. At December 31, 2001, net liquid assets at The PrivateBank (Chicago) were $240.3 million as compared to $137.1 million at December 31, 2000. At December 31, 2001, net liquid assets at The PrivateBank (St. Louis) were $18.2 million as compared to $1.9 million at December 31, 2000.

     Net cash inflows provided by operations were $9.6 million for the year ended December 31, 2001 compared to a net inflow of $11.9 million a year earlier. Net cash outflows from investing activities were $363.0 million for the year ended December 31, 2001, compared to a net cash outflow of $232.3 million a year earlier. Cash inflows from financing activities for the year ended December 31, 2001 were $335.7 million compared to a net inflow of $216.7 million in 2000.

     In the event of short-term liquidity needs, The PrivateBank (Chicago) and The PrivateBank (St. Louis) may purchase federal funds from correspondent banks. In addition, we currently have available borrowing capacity of $13 million under the $18.0 million credit facility at the holding company. We utilize this credit facility from time to time for general business purposes.

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

     We have structured the assets and liabilities of our company to mitigate the risk of either a rising or falling interest rate environment. We manage our gap position at the one-year horizon. Depending upon our assessment of economic factors such as the magnitude and direction of projected interest rates over the short- and long-term, we generally operate within guidelines set by our asset/liability policy and attempt to maximize our returns within an acceptable degree of risk. Our policy states that we shall maintain a gap position at the one year horizon of between 0.70 and 1.30. Our position at December 31, 2001 was
1.09 and was within the guidelines of our policy. We have continued to maintain our gap position near the low end set by our policy guidelines and expect to continue to operate in this manner as long as the general rate structure of the economy and our business opportunities remain consistent. Therefore, generally speaking, a short-term rise in interest rates will hurt our earnings, while a short-term drop in interest rates would help our earnings.

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

     The following tables illustrate the estimated interest rate sensitivity and periodic and cumulative gap positions calculated as of December 31, 2001 and 2000.

                                                                     December 31, 2001
                                               ---------------------------------------------------------------
                                                              Time to Maturity or Repricing
                                               0-90 days   91-365 days   1-5 years   Over 5 years      Total
                                               ---------   -----------   ---------   ------------   ----------
                                                                  (dollars in thousands)
Interest-Earning Assets
Loans.......................................   $467,083    $   66,521    $ 204,859    $   53,643    $  792,106
Investments.................................     95,269         8,516       45,147       183,511       332,443
Federal funds sold..........................        518            --           --            --           518
                                               --------    ----------    ---------    ----------    ----------
   Total interest-earning assets............   $562,870    $   75,037    $ 250,006    $  237,154    $1,125,067
                                               ========    ==========    =========    ==========    ==========
Interest-Bearing Liabilities
Interest-bearing demand.....................   $     --    $       --    $      --    $   52,061    $   52,061
Savings and money market....................    205,926       144,903           --         4,450       355,279
Time deposits...............................    173,401       171,111       20,978         4,519       370,009
Funds borrowed..............................    168,102         8,500       75,000            --       251,602
                                               --------    ----------    ---------    ----------    ----------
   Total interest-bearing liabilities.......   $547,429    $  324,514    $  95,978    $   61,030    $1,028,951
                                               ========    ==========    =========    ==========    ==========
Cumulative
Rate sensitive assets (RSA).................   $562,870    $  637,907    $ 887,913    $1,125,067
Rate sensitive liabilities (RSL)............    547,429       871,943      967,921     1,028,951
GAP (GAP=RSA-RSL)...........................     15,441      (234,036)     (80,008)       96,116
RSA/RSL.....................................     102.82%        73.16%       91.73%       109.34%
RSA/Total assets............................      47.83%        54.21%       75.45%        95.61%
RSL/Total assets............................      46.52%        74.10%       82.25%        87.44%
GAP/Total assets............................       1.31%        19.89%        6.80%         8.17%
GAP/RSA.....................................       2.74%        36.69%        9.01%         8.54%

                                                                     December 31, 2001
                                               ---------------------------------------------------------------
                                                              Time to Maturity or Repricing
                                               0-90 days   91-365 days   1-5 years   Over 5 years      Total
                                               ---------   -----------   ---------   ------------   ----------
                                                                  (dollars in thousands)
Interest-Earning Assets
Loans.......................................   $340,187    $   50,032    $ 174,428     $ 34,782     $  599,429
Investments.................................      1,882         6,578       65,078       98,836        172,374
Federal funds sold..........................     11,876            --           --           --         11,876
                                               --------    ----------    ---------     --------     ----------
    Total interest-earning assets...........   $353,945    $   56,610    $ 239,506     $133,618     $  783,679
                                               ========    ==========    =========     ========     ==========
Interest-Bearing Liabilities
Interest-bearing demand.....................   $     --    $       --    $      --     $ 51,301     $   51,301
Savings and money market....................    192,462       104,510           72        3,063        300,107
Time deposits...............................    112,398       119,823       23,260        1,568        257,049
Funds borrowed..............................     38,379         2,000       56,500           --         96,879
                                               --------    ----------    ---------     --------     ----------
    Total interest-bearing liabilities......   $343,239    $  226,333    $  79,832     $ 55,932     $  705,336
                                               ========    ==========    =========     ========     ==========
Cumulative
Rate sensitive assets (RSA).................   $353,945    $  410,555    $ 650,061     $783,679
Rate sensitive liabilities (RSL)............    343,239       569,572      649,404      705,336
GAP (GAP=RSA-RSL)...........................     10,706      (159,017)         657       78,343
RSA/RSL.....................................     103.12%        72.08%      100.10%      111.11%
RSA/Total assets............................      42.67%        49.49%       78.37%       94.48%
RSL/Total assets............................      41.38%        68.66%       78.29%       85.03%
GAP/Total assets............................       1.29%        19.17%        0.08%        9.44%
GAP/RSA.....................................       3.02%        38.73%        0.10%       10.00%

     The following table shows the impact of an immediate 200 basis point change in interest rates on our earning asset portfolio as of December 31, 2001 and December 31, 2000. The effects are determined through the use of a simulation model based on our earning asset and interest-bearing liability portfolios, assuming the size of these portfolios remains constant from the balance sheet date throughout the one-year measurement period. The simulation assumes that assets and liabilities accrue interest on their current pricing basis. Assets and liabilities then reprice based on their terms and remain at that interest rate through the end of the measurement period. The model attempts to illustrate the potential change in net interest income if the foregoing occurred.

                                                                      December 31, 2001              December 31, 2000
                                                                  -------------------------      -------------------------
                                                                  +200 Basis     -200 Basis      +200 Basis     -200 Basis
                                                                    Points          Points         Points          Points
                                                                  ----------     ----------      ----------     ----------
Percentage change in net interest income due to
     an immediate 200 basis point change in
     interest rates over a one-year time horizon...............      3.0%           -4.7%           3.7%          -5.5%

     This table shows that if there had been an instantaneous parallel shift in the yield curve of -200 basis points on December 31, 2001 and December 31, 2000, we would suffer a decline in net interest income of -4.7% and -5.5%, respectively, over each one-year period. Conversely, a shift of +200 basis points would increase net interest income 3.0% over a one-year horizon based on December 31, 2001 balances, as compared to 3.7% measured on the basis of the December 31, 2000 portfolio.

     Changes in the effect on net interest income from a 200 basis point movement at December 31, 2001, compared to December 31, 2000 are due to the timing and nature of the repricing of rate sensitive assets to rate sensitive liabilities within the one year time frame. Although we are negatively gapped within one year, the asset sensitive position of the balance sheet in the first 90 days of the simulation, coupled with the timing of repricing within the 91 to 365 day bucket, leads to the increase in net interest income from a +200 basis point move. The difference in the effect on net interest income at December 31, 2001 as compared to December 31, 2000 is due to the differences in the timing, balances, and current rates versus simulated rates of repricing assets and liabilities.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

     Information regarding directors of the Company is included in the Company's Proxy Statement for its 2002 Annual Meeting of Stockholders (the "Proxy Statement") under the heading "Election of Directors" and the information included therein is incorporated herein by reference. Information regarding the executive officers of the Company is included in "Part I., Item 1. Business."

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

(a) (3) Exhibits

Exhibit No.        Description of Exhibits
-----------        -----------------------
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

10.1 Lease Agreement for banking facility located at Ten North Dearborn, Chicago, Illinois dated January 1, 1992, as amended, by and between General American Life Insurance Company as successor-in-interest to LaSalle National Trust, N.A., as successor trustee to LaSalle National Bank, not personally but as Trustee under Trust Agreement dated November 6, 1985 and known as Trust No. 110519 and The PrivateBank and Trust Company (Filed as an exhibit to the Company's Form S-1 Registration Statement (File No. 333-77147) and incorporated herein by reference).

10.2 Lease Agreement for banking facility located at 1603 West Sixteenth Street, Oak Brook, Illinois dated October , 1996 by and between Columbia Lisle Limited Partnership and The PrivateBank and Trust Company (Filed as an exhibit to the Company's Form S-1 Registration Statement (File No. 333-77147) and incorporated herein by reference).

10.3 First Amendment to lease dated May 31, 2001 by and between Columbia Lisle Limited Partnership and The PrivateBank and Trust Company (Filed as an exhibit to the Company's Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference).

10.4 Lease Agreement for banking facility located at 517 Green Bay Road, Wilmette, Illinois dated as of May 2, 1994 by and between Gunnar H. Hedlund, Doris S. Hedlund, Robert P. Hedlund and Gerald A. Hedlund, LaSalle National Trust, N.A., as successor trustee to LaSalle National Bank, not personally but solely as Trustee under Trust Agreement dated December 28, 1972 and known as Trust No. 45197 and The PrivateBank and Trust Company (Filed as an exhibit to the Company's Form S-1 Registration Statement (File No. 333-77147) and incorporated herein by reference).

10.5               Building Lease by and between Towne Square Realty, L.L.C.
                   and The PrivateBank and Trust Company dated August 6, 1999 (Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and incorporated herein by reference).

10.6 First Amendment to lease dated January 1, 2002 by and between Towne Square Realty, L.L.C. and The PrivateBank and Trust Company. +

10.7 Sublease Agreement for banking facility located at 1401 South Brentwood Blvd., St. Louis, Missouri, dated as of December 13,1999, by and between Union Planters Bank, National Association, St. Louis Brentwood Associates, L.P. and PrivateBancorp, Inc. (Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 and incorporated herein by reference).

10.8 Lease Agreement by and between Shodeen Management Company as agent for the beneficiaries of a land trust with Harris Bank St. Charles, pursuant to Trust Agreement dated March 4, 1994, and known as Trust No. 2321, and The PrivateBank and Trust Company dated January 9, 2001, for banking facility located at 312 Crescent Place, Geneva, Illinois (Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference).

10.9 Stock Purchase Agreement dated as of May 28, 1998 by and among PrivateBancorp, Inc., Delaware Charter Guarantee and Trust Co., Trustee FOB Ralph B. Mandell, IRA and The Ralph
                   B. Mandell Revocable Trust UTA dated June 5, 1997 (Filed as an exhibit to the Company's Form S-1 Registration Statement (File No. 333-77147) and incorporated herein by reference).

10.10 Pledge Agreement dated as of May 28, 1998 by and between the Ralph B. Mandell Revocable Trust UTA dated June

Exhibit No.        Description of Exhibits
-----------        -----------------------
                   5, 1997 and PrivateBancorp, Inc. (included as Exhibit B to
                   Stock Purchase Agreement filed as Exhibit 10.9) (Filed as an exhibit to the Company's Form S-1 Registration Statement
                   (File No. 333-77147) and incorporated herein by reference).

10.11 PrivateBancorp, Inc. Amended and Restated Stock Incentive Plan (filed as Appendix A to the Company's Proxy Statement for its 2000 Annual Meeting of Stockholders and incorporated herein by reference).*

10.12 Employment Agreement by and between Ralph B. Mandell and PrivateBancorp, Inc. dated July 1, 2001 (Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference).*

10.13 Outsourcing Agreement by and between The PrivateBank and Trust Company and Marshall & Ilsley Corporation, acting through its division M&I Data Services, dated as of April 9, 1999 (Filed as an exhibit to the Company's Form S-1 Registration Statement (File No. 333-77147) and incorporated herein by reference).

10.14 Form of Indemnification Agreement by and between PrivateBancorp, Inc. and its directors and executive officers (Filed as an exhibit to the Company's Form S-1 Registration Statement (File No. 333-77147) and incorporated herein by reference).*

10.15 Agreement and Plan of Reorganization by and between PrivateBancorp, Inc. and Towne Square Financial Corporation dated as of June 24,1999 (Filed as an exhibit to the Company's Form S-1 Registration Statement (File No. 333-77147) and incorporated herein by reference).

10.16 Stock Purchase Agreement dated as of October 4, 1999 by and among PrivateBancorp, Inc., Johnson International, Inc. and Johnson Bank Illinois (Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference).

10.17 Loan Agreement dated as of February 11, 2000, between PrivateBancorp, Inc. and LaSalle Bank National Association (Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and incorporated herein by reference).

10.18 Letter Agreement dated September 26, 2000 by and between PrivateBancorp, Inc., The PrivateBank and Trust Company and Donald A. Roubitchek (Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference).*

10.19 Employment Agreement by and between Richard C. Jensen and PrivateBancorp, Inc. dated as of July 27, 2000 (Filed as an exhibit to the Company's Form S-1 Registration Statement (File No. 333-52676) and incorporated herein by reference).
                   *

12.1               Calculation of Ratio of Earnings to Fixed Charges.+

21.1 Subsidiaries of the Registrant (Filed as an exhibit to the Company's Form S-1 Registration Statement (File No. 333-52676) and incorporated herein by reference).

23.1               Consent of Arthur Andersen LLP.+

24.1               Powers of Attorney (set forth on signature page).

+    Filed herewith.

* Indicates management contracts or compensatory plans or arrangements required to be filed as an exhibit.

(b)  Reports on Form 8-K

     The following Current Report on Form 8-K was filed by the Company during the last quarter of fiscal 2001:

     Form 8-K dated October 22, 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:      March 13, 2002                    PRIVATEBANCORP, INC.


                                             By: /s/ Ralph B. Mandell
                                             -----------------------------------
                                                  Ralph B. Mandell,
                                                  Chairman, President and Chief
                                                  Executive Officer

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

Signature                        Title                            Date


/s/      RALPH B. MANDELL        Chairman, President, Chief       March 13, 2002
---      ----------------
                                 Executive Officer and Director
Ralph B. Mandell


/s/      CAREN L. REED           Director                         March 13, 2002
---      -------------

Caren L. Reed


/s/      GARY L. SVEC            Chief Financial Officer          March 13, 2002
---      ------------

Gary L. Svec


/s/      LISA M. O'NEILL         Chief Accounting Officer         March 13, 2002
---      ---------------

Lisa M. O'Neill


/s/      DONALD L. BEAL          Director                         March 13, 2002
---      --------------

Donald L. Beal


/s/      NAOMI T. BORWELL        Director                         March 13, 2002
---      ----------------

Naomi T. Borwell


/s/      WILLIAM A. CASTELLANO   Director                         March 13, 2002
---      ---------------------

William A. Castellano

/s/      ROBERT F. COLEMAN       Director                         March 13, 2002
---      -----------------

Robert F. Coleman


/s/      JOHN E. GORMAN          Director                         March 13, 2002
---      --------------

John E. Gorman

                                 Director                         March 13, 2002
--------------------------
Alvin J. Gottlieb


/s/      JAMES M. GUYETTE        Director                         March 13, 2002
---      ----------------

James M. Guyette


/s/      RICHARD C. JENSEN       Director                         March 13, 2002
---      -----------------

Richard C. Jensen


/s/      PHILIP M. KAYMAN        Director                         March 13, 2002
---      ----------------

Philip M. Kayman


/s/      WILLIAM R. LANGLEY      Director                         March 13, 2002
---      ------------------

William R. Langley


                                 Director                         March 13, 2002
---------------------------
Thomas F. Meagher


/s/      WILLIAM J. PODL         Director                         March 13, 2002
---      ---------------

William J. Podl


/s/      MICHAEL B. SUSMAN       Director                         March 13, 2002
---      -----------------

Michael B. Susman

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                      PRIVATEBANCORP, INC. AND SUBSIDIARIES

                                                                                                                 Page
                                                                                                                 ----
Report of Arthur Andersen LLP, Independent Public Accountants.................................................    F-2

Consolidated Balance Sheets as of December 31, 2001 and 2000..................................................    F-3

Consolidated Statements of Income for the years ended December 31, 2001, 2000 and 1999........................    F-4

Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2001,
   2000 and 1999..............................................................................................    F-5

Consolidated Statements of Cash Flow for the years ended December 31, 2001, 2000 and 1999.....................    F-6

Notes to Consolidated Financial Statements....................................................................    F-7

Selected Quarterly Financial Data (unaudited).................................................................   F-30

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of
PrivateBancorp, Inc.:

We have audited the accompanying consolidated balance sheets of PRIVATEBANCORP, INC. (the Company) (a Delaware corporation) AND SUBSIDIARIES as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PrivateBancorp, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

/s/ Arthur Andersen LLP
Chicago, Illinois
January 17, 2002

                      PRIVATEBANCORP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        As of December 31, 2001 and 2000
                                 (In thousands)

                                                                                                    December 31,
                                                                                              ------------------------
                                                                                                 2001          2000
                                                                                              -----------    ---------
Assets
Cash and due from banks ...................................................................   $    22,283    $  28,637
Federal funds sold and other short-term investments .......................................           518       11,876
                                                                                              -----------    ---------
     Total cash and cash equivalents ......................................................        22,801       40,513
                                                                                              -----------    ---------
Loans held for sale .......................................................................        11,335          705
Available-for-sale securities, at fair value ..............................................       332,933      172,194
Loans, net of unearned discount ...........................................................       780,771      598,724
     Allowance for loan losses ............................................................        (8,306)      (6,108)
                                                                                              -----------    ---------
     Net loans ............................................................................       772,465      592,616
                                                                                              -----------    ---------
Goodwill ..................................................................................        10,805       11,629
Premises and equipment, net ...............................................................         3,814        4,138
Accrued interest receivable ...............................................................         7,262        5,524
Other assets ..............................................................................        15,353        2,190
                                                                                              -----------    ---------
     Total assets .........................................................................   $ 1,176,768    $ 829,509
                                                                                              ===========    =========
Liabilities and Stockholders' Equity
Demand deposits:
     Noninterest-bearing ..................................................................   $    73,146    $  61,789
     Interest-bearing .....................................................................        52,061       51,301
Savings and money market deposit accounts .................................................       362,987      300,107
Brokered deposits .........................................................................       138,911       43,842
Other time deposits .......................................................................       223,390      213,207
                                                                                              -----------    ---------
     Total deposits .......................................................................       850,495      670,246
                                                                                              -----------    ---------
Funds borrowed ............................................................................       231,488       96,879
Long term debt -- trust preferred securities ..............................................        20,000           --
Accrued interest payable ..................................................................         2,112        3,552
Other liabilities .........................................................................        10,369        4,583
                                                                                              -----------    ---------
     Total liabilities ....................................................................   $ 1,114,464    $ 775,260
                                                                                              -----------    ---------
Stockholders' Equity
Preferred Stock, 1,000,000 shares authorized..............................................    $        --    $      --
Common stock, without par value, $1 stated value; 12,000,000 shares authorized; 4,804,280 and 4,623,532 shares issued and outstanding as of
     December 31, 2001 and December 31, 2000, respectively ................................         4,804        4,624
Surplus ...................................................................................        41,516       40,107
Retained earnings .........................................................................        17,468       11,388
Accumulated other comprehensive income (loss) .............................................           323         (118)
Deferred compensation .....................................................................          (857)        (802)
Loans to officers .........................................................................          (950)        (950)
                                                                                              -----------    ---------
     Total stockholders' equity ...........................................................        62,304       54,249
                                                                                              -----------    ---------
     Total liabilities and stockholders' equity ...........................................   $ 1,176,768    $ 829,509
                                                                                              ===========    =========

   The accompanying notes to consolidated financial statements are an integral part of these statements.

                      PRIVATEBANCORP, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                  Years Ended December 31, 2001, 2000 and 1999
                      (In thousands, except per share data)

                                                                Year Ended December 31,
                                                              ---------------------------
                                                                2001      2000     1999
                                                              -------   -------   -------
Interest income
Loans, including fees .....................................   $50,975   $48,633   $26,597
Federal funds sold and interest bearing deposits ..........       244     1,058       330
Securities ................................................    14,377     7,455     5,141
                                                              -------   -------   -------
         Total interest income ............................    65,596    57,146    32,068
                                                              -------   -------   -------
Interest expense
Deposits:
      Interest-bearing demand .............................       923       869       604
      Savings and money market deposit accounts ...........    11,365    13,711     7,671
      Brokered deposits and other time deposits ...........    17,291    14,635     7,399
Funds borrowed ............................................     6,327     4,116       931
Long term debt -- trust preferred securities ..............     1,731        --        --
                                                              -------   -------   -------
      Total interest expense ..............................    37,637    33,331    16,605
      Net interest income .................................    27,959    23,815    15,463
Provision for loan losses .................................     3,179     1,690     1,208
                                                              -------   -------   -------
      Net interest income after provision for loan losses..    24,780    22,125    14,255
                                                              -------   -------   -------
Non-interest income
      Banking, trust services and other income ............     4,028     3,077     1,947
      Securities gains, net ...............................     2,095        92        57
                                                              -------   -------   -------
         Total non-interest income ........................     6,123     3,169     2,004
                                                              -------   -------   -------
Non-interest expense
      Salaries and employee benefits ......................     9,111     8,174     5,156
      Severance charge ....................................        --       562        --
      Occupancy expense, net ..............................     4,158     2,987     1,563
      Professional fees ...................................     2,939     2,135     1,295
      Marketing ...........................................     1,208     1,202       692
      Data Processing .....................................     1,295       820       478
      Goodwill amortization ...............................       824       731        --
      Towne Square Financial Corporation acquisition ......        --        --     1,300
      Insurance ...........................................       354       303       214
      Other ...............................................     2,763     1,692     1,389
                                                              -------   -------   -------
         Total non-interest expense .......................    22,652    18,606    12,087
                                                              -------   -------   -------
      Income before income taxes ..........................     8,251     6,688     4,172
      Income tax provision ................................     2,051     2,263     1,257
                                                              -------   -------   -------
         Net income .......................................   $ 6,200   $ 4,425   $ 2,915
                                                              =======   =======   =======
Basic earnings per share ..................................   $  1.32   $  0.96   $  0.73
Diluted earnings per share ................................   $  1.28   $  0.92   $  0.69

   The accompanying notes to consolidated financial statements are an integral part of these statements.

                      PRIVATEBANCORP, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  Years Ended December 31, 2001, 2000 and 1999
                                 (In thousands)

                                                                             Accumulated
                                                                                Other
                                                                               Compre-      Deferred                 Total
                                               Common             Retained    hensive       Compen-    Loans to   Stockholders'
                                                Stock   Surplus   Earnings     Income       sation     Officers     Equity
                                               ------   -------   --------   ------------   --------   --------   -------------
Balance, January 1, 1999 ...................   $3,431   $22,274   $  4,913     $   150       $(544)    $  (950)     $ 29,274
Net income .................................       --        --      2,915          --          --          --         2,915
Net decrease in fair value of securities
    classified as available-for-sale, net
    of income taxes and reclassification
    adjustments ............................       --        --         --      (2,962)         --          --        (2,962)
Total comprehensive income .................       --        --      2,915      (2,962)         --          --           (47)
Cash dividends declared ($0.10 per share) ..       --        --       (403)         --          --          --
                                                                                                                        (403)
Issuance of common stock ...................    1,159    17,487         --          --          --          --        18,646
Awards granted net of forfeitures ..........       --        --         --          --        (448)         --          (448)
Amortization of deferred compensation ......       --        --         --          --         233          --           233
Loans to officers ..........................       --        --         --          --          --        (175)         (175)
                                               ------   -------   --------     -------       -----     -------      --------
Balance, December 31, 1999 .................   $4,590   $39,761   $  7,425     $(2,812)      $(759)    $(1,125)     $ 47,080
                                               ======   =======   ========     =======       =====     =======      ========

Balance, January 1, 2000 ...................   $4,590   $39,761   $  7,425     $(2,812)      $(759)    $(1,125)     $ 47,080
Net income .................................       --        --      4,425          --          --          --         4,425
Net increase in fair value of securities
    classified as available-for-sale, net
    of income taxes and reclassification
    adjustments ............................       --        --         --       2,694          --          --         2,694
Total comprehensive income .................       --        --      4,425       2,694          --          --         7,119
Cash dividends declared ($0.10 per share) ..       --        --       (462)         --          --          --
                                                                                                                        (462)
Issuance of common stock, net of forfeitures       34       346         --          --          --          --
                                                                                                                         380
Awards granted, net of forfeitures .........       --        --         --          --        (270)         --          (270)
Amortization of deferred compensation ......       --        --         --          --         227          --           227
Loans to officers ..........................       --        --         --          --          --         175           175
                                               ------   -------   --------     -------       -----     -------      --------
Balance, December 31, 2000 .................   $4,624   $40,107   $ 11,388     $  (118)      $(802)    $  (950)     $ 54,249
                                               ======   =======   ========     =======       =====     =======      ========

Balance, January 1, 2001 ...................   $4,624   $40,107   $ 11,388     $  (118)      $(802)    $  (950)     $ 54,249
Net income .................................       --        --      6,200          --          --          --         6,200
Net increase in fair value of securities
    classified as available-for-sale, net
    of income taxes and reclassification
    adjustments ............................       --        --         --         441          --          --           441
Total comprehensive income .................       --        --      6,200         441          --          --         6,641
Cash dividends declared ($0.11 per share) ..       --        --       (520)         --          --          --
                                                                                                                        (520)
Issuance of common stock ...................      180     1,409         --          --          --          --         1,589
Awards granted, net of forfeitures .........       --        --         --          --        (331)         --          (331)
Amortization of deferred compensation ......       --        --        400          --         276          --           676
Loans to officers ..........................       --        --         --          --          --          --            --
                                               ------   -------   --------     -------       -----     -------      --------
Balance, December 31, 2001 .................   $4,804   $41,516   $ 17,468     $   323       $(857)    $  (950)     $ 62,304
                                               ======   =======   ========     =======       =====     =======      ========

       The accompanying notes to consolidated financial statements are an integral part of these statements.

                      PRIVATEBANCORP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years Ended December 31, 2001, 2000 and 1999
                                 (In thousands)

                                                                               Year Ended December 31,
                                                                        -----------------------------------
                                                                          2001         2000          1999
                                                                        ---------    ---------    ---------
Cash flows from operating activities
     Net income .....................................................   $   6,200    $   4,425    $   2,915
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization ..................................       1,649        1,030          498
     Goodwill amortization ..........................................         824          731           --
     Johnson Bank Illinois fair value accretion, net ................        (291)        (304)          --
     Amortization of deferred compensation ..........................         276          227          233
     Provision for loan losses ......................................       3,179        1,690        1,208
     Gain on sale of securities .....................................      (2,095)         (92)         (56)
     Increase in deferred loan fees .................................         315          259           51
     Increase in accrued interest receivable ........................      (1,739)      (1,894)        (606)
     (Decrease) increase in accrued interest payable ................      (1,440)       1,886         (324)
     (Increase) decrease in other assets ............................      (3,022)       1,797       (2,571)
     Increase in other liabilities ..................................       5,705        2,106        1,808
                                                                        ---------    ---------    ---------
         Total adjustments ..........................................       3,361        7,436          241
                                                                        ---------    ---------    ---------
         Net cash provided by operating activities ..................       9,561       11,861        3,156
                                                                        ---------    ---------    ---------
Cash flows from investing activities
     Proceeds from maturities, paydowns, and sales of securities ....     148,419       48,075       55,930
     Purchase of securities available-for-sale ......................    (306,395)    (124,624)     (14,725)
     Johnson Bank Illinois acquisition, net of cash received ........          --      (15,763)          --
     Capitalization of The PrivateBank (St. Louis) ..................          --       (8,000)          --
     Towne Square acquisition .......................................          --           --        1,300
     Net loan principal advanced ....................................    (193,784)    (129,615)    (115,646)
     Investment in Bank Owned Life Insurance Policy .................     (10,000)          --           --
     Premises and equipment expenditures ............................      (1,236)      (2,341)        (939)
                                                                        ---------    ---------    ---------
         Net cash used in investing activities ......................    (362,996)    (232,268)     (74,080)
Cash flows from financing activities
     Net increase in total deposits .................................     180,261      125,606       88,098
     Proceeds from participated loans ...............................          --       12,862           --
     Issuance of common stock, net of forfeitures ...................       1,258          109       16,898
     Issuance of trust preferred securities .........................      20,000           --           --
     Dividends paid .................................................        (520)        (461)        (403)
     Net increase (decrease) in funds borrowed ......................     134,724       78,621       (5,000)
                                                                        ---------    ---------    ---------
         Net cash provided by financing activities ..................     335,723      216,737       99,593
                                                                        ---------    ---------    ---------
Net (decrease) increase in cash and cash equivalents ................     (17,712)      (3,670)      28,669
Cash and cash equivalents at beginning of year ......................      40,513       44,183       15,514
                                                                        ---------    ---------    ---------
Cash and cash equivalents at end of period ..........................   $  22,801    $  40,513    $  44,183
                                                                        =========    =========    =========
Cash paid during year for:
     Interest .......................................................   $  39,076    $  30,835    $  16,929
     Income taxes ...................................................       1,757        1,800        2,280
Non-cash transactions
     Loans to executive officers for purchase of common stock .......   $      --    $      --    $     175
     Issuance of stock to purchase Towne Square .....................          --           --    $   1,300

       The accompanying notes to consolidated financial statements are an integral part of these statements.

                      PRIVATEBANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--BASIS OF PRESENTATION

a.   Nature of Operations

     PrivateBancorp, Inc. (the "Company") was incorporated under the laws of the State of Delaware on November 7, 1989. The Company is a bank holding company with two bank subsidiaries, The PrivateBank and Trust Company (The PrivateBank (Chicago)), which was formed as a de novo, or start-up, bank, on February 6, 1991, and The PrivateBank (The PrivateBank (St. Louis)), which was formed as a de novo federal savings bank on June 23, 2000. On February 11, 2000, the Company completed its acquisition of Johnson Bank Illinois. At closing, Johnson Bank Illinois was merged into The PrivateBank (Chicago). The two acquired offices, located on Chicago's North Shore in Lake Forest and Winnetka, became additional offices of The PrivateBank (Chicago).

     The banks provide private banking and wealth management services primarily to affluent individuals, professionals, entrepreneurs and their business interests. The banks focus on the personal financial services needs of their clients as well as the banking needs of their clients' various business and investment interests.

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

d.   Securities

     Available-for sale securities are intended to be invested for an indefinite period but may be sold in response to current or foreseeable events. Securities available-for-sale are reported at fair value, with unrealized gains and losses, net of taxes, reported as adjustments to other comprehensive income in a separate component of stockholders' equity. Any decline in fair value of securities that is deemed other than temporary is charged against current period earnings. At December 31, 2001 and 2000, all securities were classified as available for sale.

     Premium amortization and discount accretion on securities are included in interest income on securities over the period from acquisition to maturity or earlier call date using the effective interest rate method. The specific identification method is used to record gains and losses on security transactions.

e.   Loans

     Loans are reported at the principal amount outstanding, net of unearned income. Loan origination and commitment fees, offset by certain direct loan origination costs, are deferred and amortized as an adjustment to the loan's yield. The Company is generally amortizing these amounts over the contractual life of the related loans.

     Loans are placed on nonaccrual status when, in the opinion of management, there are doubts as to the collectability of interest or principal, or when principal or interest is past due 90 days or more and the loan is not well secured and in the process of collection. All loans classified as nonaccrual are considered to be impaired. Any shortfall in the estimated value of an impaired loan compared with the recorded investment of the loan is identified as an allocated portion of the allowance for loan losses and is one of the factors considered by management in its overall assessment of the adequacy of the allowance for loan losses. Interest previously accrued but not collected is reversed and charged against interest income at the time the related loan is placed on nonaccrual status. Interest payments received on impaired loans are recorded as reductions of principal if principal payment is doubtful. Nonaccrual loans are placed on accrual status upon the receipt of all outstanding payments and management's review of the borrower's ability to remain current under the loan covenants.

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

g.   Loans Held for Sale

     Loans classified as held for sale consist of residential real estate loans originated by the Company and intended to be sold in the secondary market at face value. Loans intended for sale in the secondary market are reported at the lower of cost or market value, with unrealized losses, if any, recorded in a valuation allowance by a charge to income. Fair value is determined based on quoted market rates. Gains and losses on the disposition of loans held for sale are determined on the specific identification method and are recognized in non-interest income. No lower-of-cost-or-market adjustments were required at December 31, 2001 or 2000.

h.   Brokered Deposits

     The Company utilizes brokered deposits (prepackaged jumbo certificates of deposit) as liquidity and asset-liability management tools in the normal course of business. Certain brokered deposits issued by the Company contain a purchased option to call (redeem) the brokered deposit prior to maturity at a specified date. Upon issuance of brokered deposits, the Company recognizes a contra liability account that reflects the fees paid to brokers for raising the funds in the retail market. The deferred broker commissions are amortized to interest expense as an adjustment to the brokered deposit yield over the contractual maturity of the brokered deposit. In the event the Company notifies the certificate holders of its intent to exercise the call option on the callable brokered deposit, the remaining unamortized broker commissions are amortized to the call date.

i.   Derivative Financial Instruments

     The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Related Hedging Activities" and its related amendments on January 1, 2001. In November 2001, the Company entered into its first interest rate swap which is recorded on the balance sheet at fair value. The interest rate swap was entered into for asset liability management purposes and not for trading purposes. The interest rate swap has been designated as a fair value hedge of a fixed-rate $25.0 million advance with the Federal Home Loan Bank of Chicago (FHLB). Changes in the fair value of the interest rate swap are reported through income. Changes in the fair value of the borrowings from the date of designation are recorded through income. Documentation and evaluation of hedge effectiveness was performed at inception and on a recurring periodic basis.

j.   Bank Premises and Equipment

     Bank premises and equipment are stated at cost less accumulated depreciation and amortization. For financial reporting purposes, depreciation is computed using the straight-line method over the estimated useful lives of the assets.

k.   Income Taxes

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

l.   Earnings per Share

     The Company accounts for and reports earnings per share using a dual presentation of basic and diluted earnings per share. Basic earnings per common share are determined by dividing earnings by the weighted average number of common shares. Dilutive stock options are included as share equivalents using the treasury stock method in determining diluted earnings per share.

m.   Comprehensive Income

     Components of comprehensive income are reported in the Consolidated Statement of Stockholders' Equity.

n.   Use of Estimates in the Preparation of Financial Statements

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

o.   Intangible Assets

     The Company has recorded approximately $12.2 million in intangible assets and goodwill in connection with the Johnson Bank Illinois acquisition. The intangible assets are being amortized over an estimated useful life of 5 years. The goodwill was amortized over a 15 year estimated useful life through December 31, 2001.

p.   Reclassifications

     Certain reclassifications have been made to prior periods' consolidated financial statements to place them on a basis comparable with the current period's consolidated financial statements.

q.   New Accounting Pronouncements

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

     SFAS No. 142 supercedes APB Opinion No. 17 "Intangible Assets" and addresses the accounting of intangible assets and goodwill. Adoption of this Statement is required beginning January 1, 2002 in relation to all of the Company's goodwill and intangible assets. Early application of this standard is not permitted. The Statement discontinues the regular amortization of goodwill and a transitional impairment test of goodwill is required as of January 1, 2002. An annual impairment test of goodwill is required every year thereafter. Impairment losses from goodwill recognized in the initial application of this Statement are to be reported as resulting from a change in accounting principle. Impairment losses in subsequent years will be recorded as operating expenses. Goodwill at December 31, 2001 totaled $10.8 million and is currently being amortized using a straight-line method over fifteen years. Goodwill amortization for the year ended December 31, 2001 totaled $824,000. Although the assessment to be required by SFAS No. 142 upon adoption has not yet been completed, under current accounting rules, the Company is also required to write down the value of goodwill if that goodwill becomes impaired, and to date, the Company has not incurred any goodwill impairment. Any future acquisitions completed by the Company will also be subject to this Statement.

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

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." SFAS No. 144 supersedes SFAS No. 121 and the accounting and reporting provisions of APB Opinion No. 30. The Statement addresses the accounting for a segment of a business accounted for as a discontinued operation and the accounting for the disposition of long-lived assets. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company intends to adopt the Statement in the first quarter of 2002 and does not anticipate that the adoption will have a material effect on the Company's results of operations.

NOTE 2--OPERATING SEGMENTS

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

                                              The PrivateBank (Chicago)
                                       --------------------------------------
                                                  December 31,
                                          2001           2000          1999
                                       ----------      --------      --------
                                                     (in millions)
Total assets ....................      $  1,077.7      $  800.6      $  518.2
Total deposits ..................           800.6         655.9         462.2
Total borrowings ................           183.4          65.0          15.0
Total gross loans ...............           708.3         574.9         397.3
Total capital ...................            82.9          69.3          38.3
Net interest income .............            27.8          23.5          15.3
Net income ......................             9.2           7.1           4.9

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

                                                     The PrivateBank (St. Louis)
                                                     ---------------------------
                                                              December 31,
                                                         2001            2000
                                                       -------         -------
                                                            (in millions)

Total assets .................................         $  96.6         $  28.2
Total deposits ...............................            50.2            14.7
Total borrowings .............................            38.1             3.5
Total gross loans ............................            73.5            25.2
Total capital ................................             7.6             7.1
Net interest income(1)........................             1.8             0.4
Year-to-date net loss(1)......................            (0.5)           (0.9)

-----------------
(1) For 2000, results are reported beginning from June 23, 2000 through year-end 2000 when the subsidiary bank was established.

Wealth Management

     Wealth Management includes investment management, personal trust and estate services, custodial services, retirement accounts and brokerage and investment services. Investment management professionals work with wealth management clients to define objectives, goals and strategies of the clients' investment portfolios. Wealth Management personnel assist clients with the selection of an outside portfolio manager to direct account investments. Trust and estate account administrators work with clients and their attorneys to establish estate plans. Consistent with the Company's philosophy, Wealth Management emphasizes a high level of personal service, including prompt collection and reinvestment of interest and dividend income, weekly valuation, tracking of tax information, customized reporting and ease of security settlement.

                                                       Wealth Management
                                                --------------------------------
                                                          December 31,
                                                  2001        2000        1999
                                                --------    --------    --------
                                                         (in millions)

Trust assets under administration ..........    $  722.7    $  777.8    $  730.0
Wealth management fee revenue ..............         2.7         2.3         1.6
Net income (loss) ..........................         0.5         0.1         0.1

Holding Company Activities

     Holding Company Activities consist of parent company only matters. The Holding Company's most significant assets are its net investments in its two banking subsidiaries, The PrivateBank (Chicago) and The PrivateBank (St. Louis). During the first quarter 2001, in connection with the issuance of $20.0 million of 9.50% trust preferred securities, the Holding Company issued $20.0 million of 9.50% subordinated debentures which are accounted for as long-term debt and also qualify as Tier 1 and Tier 2 capital. (See Note 10.) The Tier 1 qualifying amount is limited to 25% of Tier 1 capital under Federal Reserve regulations. The excess amount qualifies as Tier 2 capital. Holding Company Activities are reflected primarily by interest expense on borrowings and operating expenses. Recurring holding company operating expenses consist of compensation (amortization of restricted stock awards, other salary expense) and miscellaneous professional fees.

                                                    Holding Company Activities
                                                    ---------------------------
                                                            December 31,
                                                      2001      2000     1999
                                                    -------   -------   -------
                                                           (in millions)
Total assets ....................................   $  92.4   $  77.9   $  47.1
Total capital ...................................      62.3      54.2      47.1
Funds borrowed ..................................      10.0      23.0        --
Long term debt--trust preferred securities ......      20.0        --        --
Interest expense ................................       2.1       1.2        --
Net loss ........................................      (2.5)     (1.9)     (2.1)

     The following table reconciles the significant differences between the sum of the reportable segments and the reported consolidated balance of total assets:

                                                        Total Assets
                                             ---------------------------------
                                                         December 31,
                                               2001          2000       1999
                                             ---------     -------     -------
                                                       (in millions)

Sum of reportable segments ............      $ 1,266.7     $ 906.7     $ 565.3
Adjustments ...........................          (89.9)      (77.2)      (46.6)
                                             ---------     -------     -------
Consolidated PrivateBancorp,Inc .......      $ 1,176.8     $ 829.5     $ 518.7
                                             =========     =======     =======

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

NOTE 3--EARNINGS PER SHARE

The following table shows the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                                            Weighted
                                                                             Average       Per
                                                              Income         Shares       Share
                                                           (Numerator)   (Denominator)   Amount
                                                           -----------   -------------   ------
Year Ended December 31, 2001
Basic Earnings Per Share--
             Income available to common stockholders ...     $6,200          4,705       $ 1.32
                                                                                         ======
Effect of Dilutive Stock Options .......................         --            145
                                                             ------          -----
Diluted Earnings Per Share--
             Income available to common stockholders ...     $6,200          4,850       $ 1.28
                                                             ======          =====       ======
Year Ended December 31, 2000
Basic Earnings Per Share--
             Income available to common stockholders ...     $4,425          4,611       $0 .96
                                                                                         ======
Effect of Dilutive Stock Options .......................         --            183
                                                             ------          -----
Diluted Earnings Per Share--
             Income available to common stockholders ...     $4,425          4,794       $0 .92
                                                             ======          =====       ======
Year Ended December 31, 1999
Basic Earnings Per Share--
             Income available to common stockholders ...     $2,915          3,988       $0 .73
                                                                                         ======
Effect of Dilutive Stock Options .......................         --            242
                                                             ------          -----
Diluted Earnings Per Share--
             Income available to common stockholders ...     $2,915          4,230       $0 .69
                                                             ======          =====       ======

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

     The 2001 diluted earnings per share calculation does not exclude any option shares as all options of the Company are dilutive at December 31, 2001.

NOTE 4--SECURITIES

     The par value and amortized cost of securities as of December 31, 2001 and December 31, 2000 were as follows (in thousands):

                                                      Investment Securities--Available-for-Sale
                                                                  December 31, 2001
                                                   ------------------------------------------------
                                                                 Gross         Gross
                                                               Unamortized   Unaccreted   Amortized
                                                   Par Value     Premium      Discount       Cost
                                                   ---------   -----------   ----------   ---------
U. S. Government Agency Obligations ............    $     --      $   --       $    --     $     --
U. S. Government Agency Mortgage Backed
     Securities and Collateralized Mortgage
     Obligations ...............................      97,825       3,906          (315)     101,416
Corporate Collateralized Mortgage Obligations ..      22,676         370            --       23,046
Tax Exempt Municipal Securities ................     110,530       5,231        (8,781)     106,980
Taxable Municipal Securities ...................       6,020          48            36        6,032
Federal Home Loan Bank Stock ...................      92,964          --            --       92,964
Other ..........................................       2,112          20          (127)       2,005
                                                    --------      ------       -------     --------
                                                    $332,127      $9,575       $(9,259)    $332,443
                                                    ========      ======       =======     ========

                                                      Investment Securities--Available-for-Sale
                                                                  December 31, 2000
                                                   ------------------------------------------------
                                                                  Gross        Gross
                                                               Unamortized   Unaccreted   Amortized
                                                   Par Value     Premium      Discount       Cost
                                                   ---------   -----------   ----------   ---------
U. S. Government Agency Obligations ............    $  4,444      $    3       $  (121)    $  4,326
U. S. Government Agency Mortgage Backed
     Securities and Collateralized Mortgage
Obligations ....................................      81,732       2,391          (265)      83,858
Corporate Collateralized Mortgage Obligations ..      10,000         189            --       10,189
Tax Exempt Municipal Securities ................      40,560         361        (3,543)      37,378
Taxable Municipal Securities ...................       1,075           8            --        1,083
Federal Home Loan Bank Stock ...................      35,175          --            --       35,175
Other ..........................................         365          --            --          365
                                                   ---------      ------       -------     --------
                                                    $173,351      $2,952       $(3,929)    $172,374
                                                   =========      ======       =======     ========

     The amortized cost and the estimated fair value of securities as of December 31, 2001 and December 31, 2000, were as follows (in thousands):

                                                      Investment Securities--Available-for-Sale
                                                                  December 31, 2000
                                                   -----------------------------------------------
                                                                 Gross        Gross      Estimated
                                                   Amortized   Unrealized   Unrealized      Fair
                                                      Cost       Gains        Losses       Value
                                                   ---------   ----------   ----------   ---------
U. S. Government Agency Obligations ............    $     --     $   --       $    --     $     --
U. S. Government Agency Mortgage Backed
     Securities and Collateralized Mortgage
     Obligations ...............................     101,416        483          (523)     101,376
Corporate Collateralized Mortgage Obligations ..      23,046        416            --       23,462
Tax Exempt Municipal Securities ................     106,980        645          (700)     106,925
Taxable Municipal Securities ...................       6,032         19            --        6,051
Federal Home Loan Bank Stock ...................      92,964         --            --       92,964
Other ..........................................       2,005        150            --        2,155
                                                    --------     ------       -------     --------
                                                    $332,443     $1,713       $(1,223)    $332,933
                                                    ========     ======       =======     ========

                                                      Investment Securities--Available-for-Sale
                                                                  December 31, 2000
                                                   ------------------------------------------------
                                                                 Gross        Gross      Estimated
                                                   Amortized   Unrealized   Unrealized      Fair
                                                      Cost       Gains       Losses        Value
                                                   ---------   ----------   ----------   ---------
U. S. Government Agency Obligations ............    $  4,326      $ 73        $    --     $  4,399
U. S. Government Agency Mortgage Backed
     Securities and Collateralized Mortgage
     Obligations ...............................      83,858       680           (191)      84,347
Corporate Collateralized Mortgage Obligations ..      10,189        --            (66)      10,123
Tax Exempt Municipal Securities ................      37,378       187           (921)      36,644
Taxable Municipal Securities ...................       1,083        58             --        1,141
Federal Home Loan Bank Stock ...................      35,175        --             --       35,175
Other ..........................................         365        --             --          365
                                                    --------      ----        -------     --------
.. ..............................................    $172,374      $998        $(1,178)    $172,194
                                                    ========      ====        =======     ========

     The amortized cost and estimated fair value of securities at December 31, 2001, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities because obligors have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                       Estimated
                                                         Amortized        Fair
                                                           Cost          Value
                                                         ---------     ---------
Due within one year ..............................        $    630      $    636
Due after one year through five years ............           4,742         4,758
Due after five years through ten years ...........          11,085        11,246
Due after ten years ..............................         222,660       222,967
FHLB stock and other securities ..................          93,326        93,326
                                                          --------      --------
                                                          $332,443      $332,933
                                                          ========      ========

     During 2001 and 2000, securities were sold for total proceeds of $131,289,933 and $38,159,353, respectively, resulting in gross gains of approximately $2,439,000 and $211,000, respectively, and gross losses of $344,000 and $119,000 in 2001 and 2000, respectively.

     At December 31, 2001, securities carried at $222.5 million were pledged to secure public and trust deposits and for other purposes as required or permitted by law. In the opinion of management, there were no investments in securities at December 31, 2001, which constituted an unusual credit risk for the Company.

     Change in fair value of securities available for sale is presented on a net basis on the Consolidated Statement of Changes in Stockholders' Equity. The following table discloses the changes in other comprehensive income as of December 31, 2001 and 2000 on a gross basis (in thousands):

                                                                 December 31, 2001
                                                          ---------------------------------
                                                            Amount       Tax       Amount
                                                          Before Tax   Expense   Net of Tax
                                                          ----------   -------   ----------
Unrealized net gains on securities available for sale--
Unrealized holding gains, net .........................     $2,682       $667      $2,015
Less: reclassification adjustment for net gain
    included in net income ............................      2,095        521       1,574
                                                            ------       ----      ------
Unrealized net gains ..................................     $  587       $146      $  441
                                                            ======       ====      ======

                                                                 December 31, 2001
                                                          ---------------------------------
                                                            Amount       Tax       Amount
                                                          Before Tax   Expense   Net of Tax
                                                          ----------   -------   ----------
Unrealized net gains on securities available for sale--
Unrealized holding gains, net .........................     $4,174      $1,419     $2,755
Less: reclassification adjustment for net gain
    included in net income ............................         92          31         61
                                                            ------      ------     ------
Unrealized net gains ..................................     $4,082      $1,388     $2,694
                                                            ======      ======     ======

NOTE 5--LOANS

     Amounts outstanding by selected loan categories at December 31, 2001 and 2000, were as follows (in thousands):

                                           2001            2000
                                         --------        --------
Real estate--
      Residential ...............        $ 89,889        $ 85,347
      Commercial ................         310,869         206,464
      Construction ..............          92,528          61,143
Commercial ......................         163,279         137,343
Personal (1) ....................         124,206         108,427
                                         --------        --------
                                         $780,771        $598,724
                                         ========        ========

----------
(1)  Includes Home Equity Loans

     As of December 31, 2001, $664,251 of loans were designated as nonaccrual loans, as compared to $24,000 of nonaccrual loans at December 31, 2000. The average balance of impaired loans amounted to $1.5 million in 2001 and $553,466 in 2000. The gross interest income that would have been recorded if the non-accrual loans had been current in accordance with their original terms was $108,913 in 2001 and $47,283 in 2000.

NOTE 6--ALLOWANCE FOR LOAN LOSSES

     The changes in the allowance for loan losses for the three years ended December 31 were as follows (in thousands):

                                                    2001       2000       1999
                                                  -------    -------    -------
Beginning balance .............................   $ 6,108    $ 4,510    $ 3,410
Johnson Bank acquisition - loan loss reserve ..        --        864         --
Loans charged off .............................    (1,052)      (972)      (108)
Loans recovered ...............................        71         16         --
Provision for loan losses .....................     3,179      1,690      1,208
                                                  -------    -------    -------
Ending balance ................................   $ 8,306    $ 6,108    $ 4,510
                                                  =======    =======    =======

NOTE 7--PREMISES AND EQUIPMENT

     Bank premises and equipment at December 31, 2001 and 2000, consisted of the following (in thousands):

                                                            2001         2000
                                                          -------       -------
Furniture, fixtures and equipment ..................      $ 5,640       $ 4,588
Leasehold improvements .............................        3,794         3,223
                                                          -------       -------
                                                            9,434         7,811
Accumulated depreciation and amortization ..........       (5,620)       (3,673)
                                                          -------       -------
                                                          $ 3,814       $ 4,138
                                                          =======       =======

     Included in occupancy expense in the consolidated statements of income is depreciation and amortization expense of $1.6, $1.0 million, and $498,115 for 2001, 2000, and 1999, respectively.

     Each of the banks leases its main banking facility and branch facilities under noncancellable operating lease agreements. The minimum annual rental commitments under these leases, at December 31, 2001, are as follows:

2002................................       $1,388,765
2003................................        1,377,391
2004................................        1,322,362
2005................................        1,305,710
2006................................          949,682
2007 and thereafter.................        1,173,928
                                           ----------
Total Rental Commitments............       $7,517,838
                                           ==========

     Total rent expense included in the consolidated statements of income was $1.8 million, $1.7 million, and $750,973, for 2001, 2000 and 1999, respectively.

NOTE 8--INCOME TAXES

     The components of total income tax provision in the consolidated statements of income for the years ended December 31, 2001, 2000 and 1999 are as follows (in thousands):

                                                    2001       2000       1999
                                                  -------    -------    -------
Income tax provision--
      Current--
           Federal .......................        $ 2,226    $ 2,179    $ 1,886
           State .........................             --         --         --
                                                  -------    -------    -------
                                                    2,226      2,179      1,886
      Deferred--
           Federal .......................           (175)      (164)      (373)
           State .........................             --        248       (256)
                                                  -------    -------    -------
                                                     (175)        84       (629)
                                                  -------    -------    -------
           Total .........................        $ 2,051    $ 2,263    $ 1,257
                                                  =======    =======    =======

     The tax effect of fair value adjustments on securities available for sale is recorded directly to other comprehensive income in a separate component of stockholders' equity. The net tax provision (benefit) recorded directly to other comprehensive income amounted to $146,000, $1.4 million, and $(1.8 million) in 2001, 2000 and 1999, respectively. The tax benefits related to stock options exercised and vested restricted stock are recorded directly to stockholders equity. The benefit recorded directly in stockholders equity amounted to approximately $400,000 in 2001 and $0 in 2000.

     A summary reconciliation of the differences between the total income tax provision (benefit) and the amounts computed at the statutory federal tax rate of 34% for the years ended December 31, 2001, 2000 and 1999 is as follows (in thousands):

                                                           2001      2000      1999
                                                         -------   -------   -------

Income tax provision at statutory federal income
      tax rate .......................................   $ 2,805   $ 2,274   $ 1,418
Increase (decrease) in taxes resulting from:
           Tax exempt income .........................    (1,182)     (586)     (608)
           Other permanent items .....................       145       137        --
           State income taxes ........................        --        17      (170)
           Towne Square Financial Corp. acquisition ..        --        --       442
           Other .....................................       283       421       175
                                                         -------   -------   -------
               Provision for income taxes ............   $ 2,051   $ 2,263   $ 1,257
                                                         =======   =======   =======

     A net deferred tax asset is included in other assets in the consolidated balance sheet as a result of temporary differences between the carrying amounts of assets and liabilities in the financial statements and their related tax bases. The components of the net deferred tax asset as of December 31, 2001 and 2000 are as follows (in thousands):

                                                                       2001       2000
                                                                      -------    -------
Gross deferred tax assets--
      Allowance for loan losses ...................................   $ 2,482    $ 1,698
      Leasehold improvements ......................................       490        358
      Amortization of restricted stock ............................       238        256
      Unrealized loss on securities available for sale ............         5         61
      Illinois net deduction carryforward .........................       161        151
      Valuation allowance on Illinois net deduction carryforward ..      (161)      (151)
      Other .......................................................       267        184
                                                                      -------    -------
Gross deferred tax assets, net of valuation allowance .............     3,482      2,557
                                                                      -------    -------
Gross deferred tax liabilities--
      Federal Home Loan Bank Stock Dividends ......................    (1,018)      (183)
      Unrealized gain on securities available for sale ............      (171)        --
      Other .......................................................      (311)      (313)
                                                                      -------    -------
Gross deferred tax liabilities ....................................    (1,500)      (496)
                                                                      -------    -------
Net deferred tax asset ............................................   $ 1,982    $ 2,061
                                                                      =======    =======

NOTE 9--ACQUISITIONS

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

     At closing, Johnson Bank Illinois was merged into The PrivateBank (Chicago). The two acquired offices, located on Chicago's North Shore in Lake Forest and Winnetka, became additional offices of The PrivateBank (Chicago). The Johnson Bank Illinois transaction was accounted for as a purchase. All assets and liabilities were adjusted to fair value as of the effective date of the merger creating goodwill in the amount of $12.3 million, which was pushed-down to The PrivateBank (Chicago), and is being amortized on the straight line basis over 15 years. As of December 31, 2001, goodwill totaled $10.8 million. Premiums and discounts related to the Johnson Bank Illinois transaction were recorded on the balance sheet as fair value adjustments and amounted to $20,045 and $2,344,041, respectively.

NOTE 10--FUNDS BORROWED

     A summary of all funds borrowed and outstanding and the rate in effect on such borrowings at December 31, 2001 and 2000 is presented in the table below:

                                                                         December 31,
Amount                                     Rate    Maturity     2001         2000          1999
------                                     ----    --------   --------   --------------   -------
                                                                         (in thousands)
Borrowing under revolving line of credit
     facility ..........................   3.10%   02/11/02   $  5,000       $18,000      $    --
Subordinated note ......................   2.53    02/11/07      5,000         5,000           --
FHLB floating rate advance(1) ..........   6.77    05/01/01         --        10,000           --
FHLB open line advance .................   1.74      daily      25,000            --           --
FHLB fixed advance(2) ..................   6.50    10/23/05     24,886        25,000           --
FHLB fixed advance .....................   6.21    12/05/03     30,000        30,000           --
FHLB fixed advance .....................   6.49    11/13/01         --         2,000           --
FHLB fixed advance .....................   4.30    02/01/02     25,000            --           --
FHLB fixed advance .....................   6.03    01/20/00         --            --       15,000
FHLB fixed advance .....................   5.91    06/21/02        500           500           --
FHLB fixed advance .....................   5.89    12/20/02      1,000         1,000           --
FHLB fixed advance .....................   5.21    01/22/02      1,000            --           --
FHLB fixed advance .....................   5.33    07/22/02      1,000            --           --
FHLB fixed advance .....................   5.02    03/06/02      1,000            --           --
FHLB fixed advance .....................   4.21    05/13/02      1,000            --           --
FHLB fixed advance .....................   2.39    11/12/02      5,000            --           --
Federal funds purchased ................   2.06      daily     103,000         2,700           --
Demand repurchase agreements(3) ........   1.60      daily       3,102         2,679           --
                                                              --------       -------      -------
     Total funds borrowed ..............                      $231,488       $96,879      $15,000
                                                              ========       =======      =======

----------
(1) The rate on this FHLB floating rate advance is set at one-month LIBOR minus five basis points.

(2) This FHLB advance is subject to a fair value hedge with an interest rate swap (see Note 14). The contractual par amount on the advance is $25.0 million.

(3) Demand repurchase agreements are a form of retail repurchase agreements offered to certain clients of The PrivateBank (Chicago). Funds are swept each business day from the client's demand deposit account. These amounts are not deposits and are not insured, but are secured by a pool of securities pledged specifically for this purpose.

     On February 11, 2000, the Company entered into a two-year, $18.0 million revolving credit facility with a commercial bank. The interest rate on borrowings under this revolving line resets quarterly, and is based on, at the Company's option, either the lender's prime rate or three-month LIBOR plus 120 basis points. The Company has elected to pay interest based on the three-month LIBOR rate plus 120 basis points. The initial rate of interest on the revolver was 7.20%, and most recently reset to 3.10% on December 27, 2001. The collateral for this borrowing consists of the common stock of The PrivateBank (Chicago) and The PrivateBank (St. Louis), which is held in custody by the lender. Upon issuing $20.0 million of trust preferred securities on February 8, 2001, the Company repaid the $18.0 million outstanding under the revolving credit facility. In June 2001, the Company increased the borrowings on the credit facility to $250,000 and in December 2001, the Company increased borrowings by $4.8 million for general business purposes. As of December 31, 2001, the outstanding balance was $5.0 million. The Company is currently renegotiating the terms of the revolving credit facility. The original terms of the credit facility are still in effect at March 2002.

     On February 11, 2000, the Company entered into a subordinated note issued to Johnson International, Inc. in the principal amount of $5.0 million. The interest on the subordinated note is reset each quarter based on the three-month LIBOR rate. The note is payable in full on or before February 11, 2007, and provides for certain rate escalation beginning after February 11, 2002. The initial rate of interest on the subordinated note was 6.60% and most recently reset to 3.89% on February 11, 2002. The Company has the right to repay the subordinated note at any time after giving at least 30 days, but not more than 60 days advance notice.

NOTE 11--LONG TERM DEBT - TRUST PREFERRED SECURITIES

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

     The trust preferred securities are recorded as long-term debt of the Company. The trust received net proceeds of approximately $18.9 million after deducting underwriting commissions and offering expenses and including the underwriters' over-allotment shares. As of December 31, 2001, the entire amount of the trust preferred securities is eligible for treatment as Tier 1 capital as allowed by the Federal Reserve. The balance of the underwriting commissions and offering expenses at December 31, 2001 was $1.1 million and is classified as part of other assets on the balance sheet. This amount is being amortized on a straight-line basis until maturity. The amortization is recognized as interest expense on the income statement.

NOTE 12--EMPLOYEE SAVINGS AND INCENTIVE PLANS

a.   Savings and Retirement Plan

     The Company maintains The PrivateBancorp, Inc. Savings and Retirement Plan (the "Plan") pursuant to Section 401(k) of the Internal Revenue Code, whereby eligible employees may contribute a percentage of compensation, but not in excess of the maximum amount allowed under the Code. The banks can make discretionary contributions to the Plan as determined and approved by the bank's Board of Directors. Total discretionary contributions to the Plan amounted to $123,548, $100,634, and $67,200 in 2001, 2000 and 1999, respectively.

b.   Stock Options

     The Company has stock options outstanding under its Stock Incentive Plan, a director stock option program and certain compensation replacement options.

     As in effect as of December 31, 2001, the Stock Incentive Plan allows 912,007 shares to be issued under the Plan either pursuant to the exercise of stock options granted thereunder or as restricted stock awards. The option exercise price may not be less than the fair market value of our common stock on the date of grant. All options have a term of 10 years. Options other than those granted in 1998 are first exercisable beginning at least two years following the date of grant. Options granted in 1998 are first exercisable five years from the date of grant or up to two years earlier if certain conditions for total stockholder return are met.

     Since 1992, the Company has compensated non-employee directors with annual stock option grants. The option exercise price of the director options is fair market value of our common stock on the date of grant. The options are exercisable for up to is 10 years from the date of grant.

     In 1992, the Company granted compensation replacement options to certain officers of the Company who agreed to reduce their cash compensation. The option exercise price is the fair market value of our common stock on the date of grant. The compensation replacement options are exercisable for up to 10 years from the date of grant.

     The following table summarizes the status of the Company's stock option agreements and stock option program as of December 31, 2001 and 2000, and changes during the years then ended:

                                                     2001                         2000
                                         ----------------------------   ---------------------------
                                                     Weighted Average              Weighted Average
                                          Shares      Exercise Price     Shares     Exercise Price
                                         ---------   ----------------   --------   ----------------
Outstanding at beginning of year .....     727,358        $10.78         634,748       $10.54
Granted ..............................     121,900         14.32         131,000        12.68
Exercised ............................    (158,848)         7.93         (12,000)        9.22
Forfeited ............................     (13,525)        15.95         (26,390)       15.39
                                         ---------                      --------
Outstanding at end of year ...........     676,885         11.98         727,358        10.78
                                         =========                      ========
Options exercisable at year-end ......     445,620                       537,168
Weighted average fair value of options
granted during the year ..............   $    9.89                      $  12.68

     The range of exercise prices and weighted average remaining contractual life for stock options outstanding as of December 31, 2001, was $6.25 to $18.00 and six years, respectively.

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

                                           2001           2000           1999
                                         ---------      ---------      ---------
                                                  (dollars in thousands)
Net income--
       As reported ................      $   6,200      $   4,425      $   2,915
       Pro forma ..................          5,493          3,824          2,575
Basic earnings per share--
       As reported ................      $    1.32      $    0.96      $    0.73
       Pro forma ..................           1.17           0.83           0.64
Diluted earnings per share--
       As reported ................      $    1.28      $    0.92      $    0.69
Pro forma .........................           1.13           0.79           0.61

     In determining the fair value of each option grant for purposes of the above pro forma disclosures, the Company used an option pricing model with the following assumptions for grants in 2001, 2000 and 1999, respectively: dividend yield of 0.55%, 1.10% and 0.70% for 2001, 2000 and 1999, respectively; risk-free interest rate of 5.9% for 2001and 2000 and 6.5% for 1999; and expected lives of 10 years for the Stock Incentive Plan options, for the compensation replacement options and for the various director options. The valuation utilizes an expected volatility of approximately 54% and 57% for 2001 and 2000, respectively. No volatility rates were available for the stock options granted during 1999 and prior years since the Company went public in June of 1999.

c.   Restricted Stock

     In 2001 and 2000, the Company issued the following restricted share grants:

         Grant Date        Shares Granted             Price
         ----------        --------------            --------
May 2000...............        26,100                $12.3750
July 2000..............         5,500                 14.5000
August 2000............         3,500                 13.8750

January 2001...........           300                 12.7500
February 2001..........        23,200                 14.1250
April 2001.............           500                 14.0000
June 2001..............         1,500                 16.7300
December 2001..........         1,000                 17.0800
December 2001..........         2,500                 17.0800

     During 2001, 7,100 restricted shares were forfeited. These shares carry voting and dividend rights. Sale of the shares is restricted prior to vesting. Subject to continued employment, vesting occurs five years from the date of grant. The Company recognizes compensation expense ratably over the life of the restricted stock grant based on the fair value at the date of grant. Shares issued under the plan are recorded at the fair market value of our common stock on the date of grant with a corresponding charge to deferred compensation. The deferred compensation, a component of stockholders equity, is being amortized as compensation expense on a straight-line basis over the vesting period. Included in salaries and employee benefits in the consolidated statements of income is compensation expense for restricted shares of $275,771, $227,000, and $233,000 for 2001, 2000 and 1999, respectively.

NOTE 13--RELATED-PARTY TRANSACTIONS

     An analysis of loans made to directors and executive officers of the Company and the banks follows:

Balance, December 31, 2000............................        $11,914,640
     Additions........................................          4,192,517
     Collections......................................         (4,577,249)
                                                              -----------
Balance, December 31, 2001............................        $11,529,908
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

     On July 6, 1999, the Company loaned $175,000 to a managing director of The PrivateBank (Chicago), for the purpose of purchasing common stock of the Company in our initial public offering. The shares purchased serve as collateral for such loan. The loan accrues no interest and is payable upon receipt of certain bonus payments, but not later than December 31, 2001. The loan was repaid in August, 2000.

     In May 1998, Ralph B. Mandell, the Company's Chairman, President and Chief Executive Officer, purchased 72,720 shares of newly issued common stock at $13.75 per share from the Company. The purpose of the transaction was to enhance Mr. Mandell's interest in our long-term performance and further align his interests with those of the Company's stockholders. As part of the transaction, the Company loaned Mr. Mandell approximately 95% of the purchase price on a full recourse basis. The loan matures in five years but becomes payable prior to the fifth year in the event Mr. Mandell sells any of the 72,720 shares or Mr. Mandell's employment is terminated. Interest accrues at 5.69% per annum, compounded annually (the applicable Federal rate), on the principal amount of the loan; however, provided Mr. Mandell does not sell any of the shares purchased and remains in our employ, 25% of the accumulated interest on the loan will be forgiven on the loan's second anniversary, 50% of the accumulated interest on the loan will be forgiven on its third anniversary, 75% of the accumulated interest on the loan will be forgiven on its fourth anniversary, and 100% of the accumulated interest on the loan will be forgiven on the loan's fifth anniversary.

     Mr. Mandell pledged all of the shares of common stock purchased in the transaction as collateral for the loan he received from the Company, but he is entitled to vote, and receive dividends on, the shares. The loan is reflected in the consolidated financial statements as a reduction in stockholders' equity.

     The Company is the general partner in a partnership for investment purposes. Through a contractual arrangement, The PrivateBank (Chicago)'s wealth management department maintains the partnership's records and earns an administrative fee from the partnership.

     During 1998, The PrivateBank (Chicago) began offering insurance products to its clients through a strategic alliance with a Chicago-based financial services firm which is a stockholder of the Company. In addition, this financial services firm serves as an insurance agency in coordinating certain insurance coverage for the Company and The PrivateBank (Chicago) during 2001, 2000 and 1999. During 2001, 2000 and 1999, The PrivateBank (Chicago) earned commission revenue of $19,000, $27,030, and $33,125, respectively, for referred business and paid $21,901, $41,076 and $533,544, respectively, for fees to this financial services firm for insurance and related services related to a three-year insurance contract.

     During 2001, 2000 and 1999, The PrivateBank (Chicago) acquired selected furniture with a total cost of $75,609, $61,733, and $28,402, respectively, through related parties.

     During 2001, 2000 and 1999, The PrivateBank (Chicago) incurred professional fees for services provided by the law firm Spitzer, Addis, Susman & Krull in the amount of approximately $263,264, $186,000, and $205,000, respectively. Michael
B. Susman, who is one of the Company's directors, is a partner of that firm.

     In connection with the Company's acquisition of Towne Square Financial Corporation, Thomas Castronovo, who became a managing director of the Company, has a 25% ownership in Towne Square Realty as of December 31, 2001. In addition, William J. Podl, who subsequently became a director of the Company, received 15,278 shares of common stock of the Company as consideration for his 16.667% ownership interest of Towne Square Financial Corporation. During 2001, Mr. Podl was a 16.667% owner of Towne Square Realty. The PrivateBank (Chicago) leases approximately 6,000 square feet in a building located in St. Charles, IL and owned by Towne Square Financial Corporation. This lease became effective August 1, 1999. In 2001 and 2000, the Company paid rent in the amount of $117,857 and $107,245, respectively, to Towne Square Realty, LLC under such lease.

NOTE 14--DERIVATIVE FINANCIAL INSTRUMENTS AND FINANCIAL INSTRUMENTS WITH OFF BALANCE SHEET RISK

Derivative Financial Instruments

     The Company entered into an interest rate swap agreement on November 23, 2001 in order to hedge a 6.5% fixed-rate $25.0 million FHLB advance maturing on October 23, 2005. An interest rate swap is an agreement in which two parties agree to exchange, at specified intervals, interest payment streams calculated on an agreed-upon notional principal amount with at least one stream based on a specified floating rate index. The Company paid $1.9 million in order to swap the interest on a 6.5% fixed-rate for a 90-day LIBOR-based rate. A basis difference of $1.9 million arises due to the fact that the fair value hedge was initiated one year following the issuance of the FHLB advance. The basis difference impacts the carrying value of the FHLB advance and is being amortized to interest expense over the debt's remaining term outstanding.

     Changes in the fair value of the interest rate swap are reported through income. Changes in the fair value of the advance from the date of designation are recorded through income. The interest rate swap includes credit risk for non-performance by counterparties. Exposure to credit risk is mitigated by credit approvals, credit limits and monitoring procedures.

     The interest rate swap is recorded in other assets of the consolidated balance sheet at its fair value of $1.7 million. The Company has elected to designate the interest rate swap as a fair value hedge of a 6.5% fixed-rate FHLB advance with a notional amount of $25.0 million, maturing October 23, 2005.

Credit Risk and Market Risk

     By their nature, all financial instruments involve risk, including credit risk for non-performance by counterparties. The contract or notional amounts of these instruments reflect the extent of involvement we have in particular classes of financial instruments. The maximum potential loss may exceed any amounts recognized in the Consolidated Balance Sheets. However, the Company's maximum exposure to credit loss in the event of non-performance by the other party to the financial instruments for commitments to extend credit and financial guarantees is limited to the amount drawn and outstanding on those instruments.

     Exposure to credit risk is controlled through credit approvals, credit limits and continuous monitoring procedures and reserves for losses are established when deemed necessary.

     All financial instruments inherently expose the holders to market risk, including changes in interest rates. The Company manages its exposure to these market risks through our regular operating and financing activities and, commencing in 2001, when appropriate, through the use of derivative financial instruments.

Financial Instruments with Off Balance Sheet Risk

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

     Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments, assuming that the amounts are fully advanced and that collateral or other security is of no value. The banks use the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. At December 31, 2001 and 2000, the banks had the following categories of credit-related financial instruments (at contract amount):

                                                           2001           2000
                                                         --------       --------
                                                              (in thousands)
Commitments to extend credit........................     $224,144       $235,184
Standby letters of credit...........................       19,950         27,375

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

     The following table summarizes the maturity of standby letters of credit and commitments to extend credit:

                                    Total     *1 year    1-3 years   4-5 years   **5 years
                                   --------   --------   ---------   ---------   --------
                                                      (in thousands)
Standby Letters of Credit ......   $ 19,950   $ 14,328    $ 5,320     $  214     $    88
Commitments to extend Credit ...    224,144    122,343     64,114      8,605      29,082
                                   --------   --------    -------     ------     -------
        Total ..................   $244,094   $136,671    $69,434     $8,819     $29,170
                                   ========   ========    =======     ======     =======

*  Less than
** More than

NOTE 15--CONCENTRATIONS OF CREDIT RISK

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

NOTE 16--ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following presents the carrying value and estimated fair value of the various classes of financial instruments, all nontrading, held by the Company and its subsidiaries at December 31, 2001 and 2000. This information is presented solely for compliance with SFAS No. 107 "Disclosures about Fair Value of Financial Instruments," and is subject to change over time based on a variety of factors. Because no active market exists for a significant portion of the financial instruments presented below and the inherent imprecision involved in the estimation process, management does not believe the information presented reflects the amounts that would be received if the Company's assets and liabilities were sold nor does it represent the fair value of the Company as an entity.

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

                                                          December 31, 2001       December 31, 2000
                                                        ---------------------   ---------------------
                                                        Carrying    Estimated   Carrying   Estimated
                                                         Value     Fair Value    Value     Fair Value
                                                        --------   ----------   --------   ----------
                                                                      (in thousands)
Assets--
      Cash and cash equivalents ....................    $ 22,801    $ 22,801    $ 40,513    $ 40,513
      Securities ...................................     332,933     332,933     172,194     172,194
      Loans held for sale ..........................      11,335      11,335         705         705
      Net loans ....................................     772,465     780,705     592,616     612,339
      Accrued interest receivable ..................       7,262       7,262       5,524       5,524
      Interest Rate Swap ...........................       1,704       1,704          --          --
      Cash Surrender Value of Bank
          Owned Life Insurance .....................      10,128      10,128          --          --

Liabilities--
      Deposits with no stated maturity .............    $480,486    $480,486    $413,197    $413,197
      Time deposits ................................     370,009     370,935     257,049     257,007
      Total deposits ...............................     850,495     851,421     670,246     670,204
      Accrued interest payable .....................       2,112       2,112       3,552       3,552
      Funds borrowed ...............................     231,488     232,827      96,879      98,425
      Long term debt - Trust Preferred Securities ..      20,000      21,879          --          --

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

c.   Loans Held for Sale

     Loans held for sale are carried at fair value. Fair value is determined based on quoted market rates or, in the case where a firm commitment has been made to sell the loan, the firm committed price.

d.   Net Loans

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

     Fair value for significant nonaccrual (impaired) loans is based on estimated cash flows which are discounted using a rate commensurate with the risk associated with the estimated cash flows. Assumptions regarding credit risk, cash flows and discount rates are determined using available market information and specific borrower information.

e.   Interest Rate Swap

     The fair value of the interest swap executed by the Company is determined based on the fair market value as quoted by broker-dealers. The change in the fair value of the interest rate swap is recorded in other income on a periodic basis.

f.   Cash Surrender Value of Bank Owned Life Insurance

     The cash surrender value of bank owned life insurance is carried at fair value.

g.   Deposit Liabilities

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

h.   Funds Borrowed

     Rates currently available to the Company and the banks for debt with similar terms and remaining maturities are used to estimate fair value of existing debt.

i.   Off-Balance Sheet Financial Instruments

     The Company's commitments to originate loans, and for unused lines and outstanding letters of credit are primarily at market-based interest rates and therefore there is no fair value adjustment.

NOTE 17--REGULATORY REQUIREMENTS

     The banks are subject to federal and state laws, which restrict the payment of dividends to the Company. Based on these restrictions, at January 1, 2002, The PrivateBank (Chicago) could have declared approximately $21,420,879 in dividends without requesting approval of the applicable federal or state regulatory agency. As of January 1, 2002, The PrivateBank (St. Louis) could not have declared any dividends due to a net loss since inception.

     The PrivateBank (Chicago) is required to maintain noninterest-bearing cash balances with the Federal Reserve based on the types and amounts of deposits held. During 2001 and 2000, the average balances maintained to meet the requirement were $3,037,720 and $1,961,263, respectively.

     The Company and the banks are subject to various regulatory capital requirements as established by the applicable federal or state banking regulatory authorities. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the banks must meet specific capital guidelines that involve quantitative measures of the banks' assets, liabilities and certain off-balance sheet items. The quantitative measures for capital adequacy require the Company and the banks to maintain minimum amounts and ratios of total and Tier 1 capital to risk weighted assets and of Tier 1 capital to average assets (leverage). The Company's and the banks' capital components, classification, risk weightings and other factors are also subject to qualitative judgments by regulators. Failure to meet minimum capital requirements can initiate certain actions by regulators that, if undertaken, could have a material effect on the Company's financial statements. Prompt corrective action provisions are not applicable to bank holding companies. Management believes that as of December 31, 2001, the Company and the banks meet all minimum capital adequacy requirements to which they are subject.

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

     The following table presents selected capital information for the Company (Consolidated) and The PrivateBank (Chicago) as of December 31, 2001 and 2000 and The PrivateBank (St. Louis) as of December 31, 2001 (dollars in thousands):

                                                                                     To Be Well
                                                                                  Capitalized Under
                                                                 For Capital      Prompt Corrective
                                                 Actual       Adequacy Purposes   Action Provisions
                                            ---------------   -----------------   -----------------
                                            Amount    Ratio    Amount    Ratio     Amount    Ratio
                                            -------   -----    -------   -----     -------   -----
As of December 31, 2001--
     Total risk-based capital--
         Consolidated...................    $84,482    9.71%   $69,617   8.00%
         The PrivateBank (Chicago)......     79,222   10.02     63,233   8.00      $79,042   10.00
         The PrivateBank (St. Louis)....      8,455   10.86      6,228   8.00        7,786   10.00
     Tier 1 risk-based capital--
         Consolidated...................    $71,176    8.18    $34,809   4.00
         The PrivateBank (Chicago)......     71,725    9.07     31,617   4.00      $47,425    6.00
         The PrivateBank (St. Louis)....      7,646    9.82      3,114   4.00        4,671    6.00
     Tier 1 (leverage) capital--
         Consolidated...................    $71,176    6.64    $42,904   4.00
         The PrivateBank (Chicago)......     71,125    7.25     39,565   4.00      $49,456    5.00
         The PrivateBank (St. Louis)....      7,646    9.43      3,242   4.00        4,053    5.00
As of December 31, 2000--
     Total risk-based capital--
         Consolidated...................    $53,845    8.15%   $52,847   8.00%
         The PrivateBank (Chicago)......     63,680   10.06     50,657   8.00      $63,321   10.00
         The PrivateBank (St. Louis)....      7,383   28.05      2,105   8.00        2,632   10.00
     Tier 1 risk-based capital--
         Consolidated...................    $42,737    6.47    $26,423   4.00
         The PrivateBank (Chicago)......     57,849    9.14     25,329   4.00      $37,993    6.00
         The PrivateBank (St. Louis)....      7,106   27.00      1,053   4.00        1,579    6.00
     Tier 1 (leverage) capital--
         Consolidated...................    $42,737    5.54    $33,306   4.00
         The PrivateBank (Chicago)......     57,849    7.71     32,124   4.00      $40,156    5.00
         The PrivateBank (St. Louis)....      7,106   35.16      1,140   4.00        1,425    5.00

NOTE 18--CONTINGENT LIABILITIES

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

NOTE 19--PRIVATEBANCORP, INC. (PARENT COMPANY ONLY) CONDENSED FINANCIAL
         STATEMENTS

                            CONDENSED BALANCE SHEETS
                        As of December 31, 2001 and 2000

                                                              2001        2000
                                                            -------      -------
                                                               (in thousands)
Assets
Cash and due from banks--bank subsidiaries ...........      $   361      $   371
Investment in bank subsidiaries ......................       90,499       76,466
Other assets .........................................        1,939        1,053
                                                            -------      -------
Total assets .........................................      $92,799      $77,890
                                                            =======      =======

Liabilities and Stockholders' Equity
Funds borrowed .......................................      $10,000      $23,000
Long term debt - trust preferred securities ..........       20,000           --
Other liabilities ....................................          495          641
                                                            -------      -------
Total liabilities ....................................       30,495       23,641
                                                            -------      -------
Stockholders' equity .................................       62,304       54,249
                                                            -------      -------
Total liabilities and stockholders' equity ...........      $92,799      $77,890
                                                            =======      =======

                         CONDENSED STATEMENTS OF INCOME
              For the Years Ended December 31, 2001, 2000 and 1999

                                                                   2001       2000       1999
                                                                  -------    -------    -------
                                                                         (in thousands)
Operating income:
      Interest income .........................................   $    --    $     5    $    --
      Interest expense ........................................     2,127      1,230         --
                                                                  -------    -------    -------
      Net interest expense ....................................    (2,127)    (1,225)        --
                                                                  -------    -------    -------
Non interest income:
      Other income ............................................        12          6         --
                                                                  -------    -------    -------
Operating expense:
      Amortization of deferred compensation ...................       276        227        233
      Towne Square Financial Corporation acquisition ..........                   --      1,300
      Other ...................................................     1,652      1,359      1,014
                                                                  -------    -------    -------
         Total ................................................     1,928      1,586      2,547
                                                                  -------    -------    -------
      Loss before income taxes and equity in undistributed
         net income of bank subsidiaries ......................    (4,043)    (2,805)    (2,547)
      Income tax benefit ......................................    (1,547)      (913)      (457)
                                                                  -------    -------    -------
      Loss before equity in undistributed net income of
         bank subsidiaries ....................................    (2,496)    (1,892)    (2,090)
                                                                  -------    -------    -------
      Equity in undistributed net income of bank subsidiaries..     8,696      6,317      5,005
                                                                  -------    -------    -------
      Net income ..............................................   $ 6,200    $ 4,425    $ 2,915
                                                                  =======    =======    =======

     The Parent Company Only Statements of Changes in Stockholders' Equity are the same as the Consolidated Statements of Changes in Stockholders' Equity.

                       CONDENSED STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 2001, 2000 and 1999

                                                                      2001        2000        1999
                                                                    --------    --------    --------
                                                                             (in thousands)
Cash flows from operating activities:
      Net income ................................................   $  6,200    $  4,425    $  2,915
                                                                    --------    --------    --------
      Adjustments to reconcile net income to net cash used in
           operating activities--
      Equity in net income of bank subsidiaries .................     (8,696)     (6,317)     (5,005)
      Amortization of deferred compensation .....................        276         227         233
      Increase in other assets ..................................       (646)       (407)       (236)
      Decrease (increase) in other liabilities ..................        386         607        (158)
      Other, net ................................................       (269)         --          --
                                                                    --------    --------    --------
          Total adjustments .....................................     (8,949)     (5,890)     (5,166)
                                                                    --------    --------    --------
          Net cash used in operating activities .................     (2,749)     (1,465)     (2,251)
                                                                    --------    --------    --------
Cash flows from investing activities:
      Net increase in capital investments in bank subsidiaries ..     (5,000)    (29,200)     (8,000)
      Purchase of Towne Square Financial Corporation ............         --          --       1,300
                                                                    --------    --------    --------
      Net cash used in investing activities .....................     (5,000)    (29,200)     (6,700)
Cash flows from financing activities:
      Funds borrowed ............................................      5,000      23,000          --
      Issuance of Long term debt - Trust Preferred Securities ...     20,000          --          --
      Repayment of funds borrowed ...............................    (18,000)         --          --
      Issuance of common stock ..................................      1,259         110      16,898
      Repayment of loan to executive officer ....................         --         175          --
      Dividends paid ............................................       (520)       (462)       (403)
                                                                    --------    --------    --------
      Net cash provided by financing activities .................      7,739      22,823      16,495
                                                                    --------    --------    --------
Net (decrease) increase in cash and cash equivalents ............        (10)     (7,842)      7,544
Cash and cash equivalents at beginning of year ..................        371       8,213         669
                                                                    --------    --------    --------
Cash and cash equivalents at end of year ........................   $    361    $    371    $  8,213
                                                                    ========    ========    ========
Other cash flow disclosures:
      Income taxes paid .........................................   $  1,757    $  1,917    $  2,623
Non-cash transactions:
      Loans to executive officers for purchase of common stock ..   $     --    $     --    $    175
      Issuance of stock to purchase Towne Square Financial
          Corporation ...........................................   $     --    $     --    $  1,300

NOTE 20--CAPITAL TRANSACTIONS

     In the fourth quarter of 2001, the Company contributed capital of $4.0 million to the PrivateBank (Chicago) and $1.0 million to the PrivateBank (St. Louis). On June 23, 2000, the Company established The PrivateBank (St. Louis) as a federal savings bank in St. Louis, Missouri. The PrivateBank (St. Louis) was capitalized with $8.0 million of borrowed funds drawn from the Company's revolving credit facility. This facility, entered into with a commercial bank in February 2000, is a two-year $18 million revolver. The interest rate on borrowings under the revolving line is based on, at the borrower's option, either the lender's prime rate or a 90-day LIBOR-based rate. The PrivateBank (St. Louis) is a wholly-owned subsidiary of the Company, and its financial condition and results of operations are included in the Company's consolidated financial statements.

                      PRIVATEBANCORP, INC. AND SUBSIDIARIES
                           SUPPLEMENTAL FINANCIAL DATA
                  Selected Quarterly Financial Data (unaudited)

The following are the consolidated results of operations on a quarterly basis:

                                                                   2001
                                          -------------------------------------------------------
                                             Fourth         Third        Second         First
                                          -----------    ----------    ----------    ------------
                                          (dollars in thousands except ratios and per share data)
Summary Income Statement
Interest Income
Loans, including fees .................    $   12,311    $   12,785    $   12,877    $   13,002
Federal funds sold and
     interest bearing deposits ........            13            23            31           177
Securities ............................         4,144         3,704         3,327         3,202
                                           ----------    ----------    ----------    ----------
Total interest income .................        16,468        16,512        16,235        16,381
Interest expense ......................         8,548         9,478         9,625         9,986
                                           ----------    ----------    ----------    ----------
Net interest income ...................         7,920         7,034         6,610         6,395
Provision for loan loss ...............         1,257           845           738           339
                                           ----------    ----------    ----------    ----------
Net interest income after
    provision for loan loss ...........         6,663         6,189         5,872         6,056
                                           ----------    ----------    ----------    ----------
Non-Interest income
Banking, wealth management services and
      other income ....................         1,149           902         1,024           953
Securities gains, net .................         1,191           365           353           186
                                           ----------    ----------    ----------    ----------
Total non-interest income .............         2,340         1,267         1,377         1,139
                                           ----------    ----------    ----------    ----------
Non-Interest expense
Salaries and employee
      benefits ........................         2,519         2,303         1,855         2,434
Severance .............................            --            --            --            --
Goodwill ..............................           206           206           206           206
Occupancy expense .....................         1,325           985           960           888
Other non-interest expense ............         2,576         1,847         2,378         1,758
                                           ----------    ----------    ----------    ----------
Total non-interest expense ............         6,626         5,341         5,399         5,286
                                           ----------    ----------    ----------    ----------
Income before income taxes ............         2,377         2,115         1,850         1,909
Provision for income taxes ............           459           524           492           576
                                           ----------    ----------    ----------    ----------
Net income ............................    $    1,918    $    1,591    $    1,358    $    1,333
                                           ==========    ==========    ==========    ==========
Key Statistics
Earnings before one-time
      charges per diluted share .......    $     0.40    $     0.34    $     0.29    $     0.29
One-time charges (per diluted share) ..            --            --            --            --
Diluted earnings per share ............          0.39          0.32          0.28          0.28
Basic earnings per share ..............          0.40          0.34          0.29          0.29
Return on average total assets
      (before one-time charges) .......          0.70%         0.64%         0.60%         0.64%
Return on average total
      equity (before one-time charges)          12.18%        10.46%         9.46%         9.86%
Net interest margin ...................          3.28%         3.17%         3.21%         3.32%
Yield on average earning assets .......          6.57%         7.16%         7.67%         8.37%
Cost of average paying liabilities ....          3.59%         4.40%         4.92%         5.55%
Efficiency Ratio excluding
      one-time charges (tea)  .........          60.9%         60.6%         64.5%         67.8%
Common Stock Information
Book value per share ..................    $    12.97    $    13.07    $    12.35    $    12.15
Dividends paid per share ..............         0.030         0.030         0.025         0.025
Outstanding shares at end of period ...     4,804,280     4,750,124     4,680,668     4,685,768

                                                                   2000
                                          -------------------------------------------------------
                                             Fourth         Third        Second         First
                                          -----------    ----------    ----------    ------------
                                          (dollars in thousands except ratios and per share data)
Summary Income Statement
Interest Income
Loans, including fees .................    $   13,451    $   13,540    $   12,167    $    9,475
Federal funds sold and
     interest bearing deposits ........           236           357            78           387
Securities ............................         2,714         1,813         1,543         1,385
                                           ----------    ----------    ----------    ----------
Total interest income .................        16,401        15,710        13,788        11,247
Interest expense ......................         9,821         9,378         7,781         6,351
                                           ----------    ----------    ----------    ----------
Net interest income ...................         6,580         6,332         6,007         4,896
Provision for loan loss ...............           334           383           662           311
                                           ----------    ----------    ----------    ----------
Net interest income after
    provision for loan loss ...........         6,246         5,949         5,345         4,585
                                           ----------    ----------    ----------    ----------
Non-Interest income
Banking, wealth management services and
      other income ....................           951           745           751           630
Securities gains, net .................            --            --            --            92
                                           ----------    ----------    ----------    ----------
Total non-interest income .............           951           745           751           722
                                           ----------    ----------    ----------    ----------
Non-Interest expense
Salaries and employee
      benefits ........................         2,268         2,211         1,818         1,877
Severance .............................            --           562            --            --
Goodwill ..............................           206           206           206           113
Occupancy expense .....................           807           803           764           613
Other non-interest expense ............         1,609         1,445         1,664         1,434
                                           ----------    ----------    ----------    ----------
Total non-interest expense ............         4,890         5,227         4,452         4,037
                                           ----------    ----------    ----------    ----------
Income before income taxes ............         2,307         1,467         1,644         1,270
Provision for income taxes ............           797           499           546           421
                                           ----------    ----------    ----------    ----------
Net income ............................    $    1,510    $      968    $    1,098    $      849
                                           ==========    ==========    ==========    ==========
Key Statistics
Earnings before one-time
      charges per diluted share .......    $     0.32    $     0.28    $     0.23    $     0.18
One-time charges (per diluted share) ..            --          0.08            --            --
Diluted earnings per share ............          0.33          0.21          0.24          0.18
Basic earnings per share ..............          0.32          0.20          0.23          0.18
Return on average total assets
      (before one-time charges) .......          0.77%         0.71%         0.65%         0.57%
Return on average total
      equity (before one-time charges)          11.35%        10.55%         9.04%         7.20%
Net interest margin ...................          3.60%         3.59%         3.81%         3.59%
Yield on average earning assets .......          8.82%         8.77%         8.61%         8.06%
Cost of average paying liabilities ....          5.82%         5.77%         5.39%         5.09%
Efficiency Ratio excluding
      one-time charges (tea)  .........          63.0%         63.9%         63.8%         69.2%
Common Stock Information
Book value per share ..................    $    11.73    $    11.04    $    10.73    $    10.57
Dividends paid per share ..............         0.025         0.025         0.025         0.025
Outstanding shares at end of period ...     4,623,532     4,623,532     4,615,832     4,590,332

                      PRIVATEBANCORP, INC. AND SUBSIDIARIES
                           SUPPLEMENTAL FINANCIAL DATA
            Selected Quarterly Financial Data (unaudited)(continued)

                                                                 2001
                                       -------------------------------------------------------
                                          Fourth        Third         Second          First
                                       ----------    -----------    -----------    -----------
                                       (dollars in thousands except ratios and per share data)
Number of shares used to compute:
Basic earnings per share ...........   $4,773,572    $ 4,714,506     $4,681,655    $ 4,648,061
Diluted earnings per share .........    4,951,338      4,929,171      4,855,083      4,783,400
Capital Ratios
Total equity to total assets .......         5.29%          5.96%          6.12%          6.52%
Total risk-based capital ratio .....         9.71%         10.55%         10.98%         10.97%
Tier-1 risk based capital ratio ....         8.18%          8.88%          9.17%          9.12%
Leverage ratio .....................         6.64%          6.99%          7.26%          7.60%
Selected Financial Condition
Data (at end of period)
Total securities ...................   $  332,933    $   279,319     $  224,505    $   210,840
Total loans ........................      780,771        715,977        666,262        625,700
Total assets .......................    1,176,768      1,041,975        944,887        873,693
Total deposits .....................      850,495        801,146        750,494        695,571
Funds borrowed .....................      231,488        137,956        106,128         90,397
Total stockholders' equity .........       62,304         62,087         57,826         56,946
Credit Quality
Ending allowance for loan losses ...   $    8,306    $     7,558     $    6,896    $     6,455
Non-performing assets:
Loans delinquent over 90 days ......        2,504          3,766            938          2,847
Nonaccrual loans ...................          664          2,658          1,504            117
Other real estate ..................           --             62             --             --
                                       ----------    -----------     ----------    -----------
Total non-performing assets ........   $    3,168    $     6,486     $    2,442    $     2,964
                                       ==========    ===========     ==========    ===========
Loans charged-off ..................          521            199            332             --
Recoveries .........................           12             16             35              8
                                       ----------    -----------     ----------    -----------
Net charge-offs ....................   $      509    $       183     $      297    $        (8)
                                       ==========    ===========     ==========    ===========
Provision for loan losses ..........   $    1,257    $       845     $      738    $       339
                                       ==========    ===========     ==========    ===========
Key Ratios:
Net charge-offs to average loans ...         0.27%          0.11%          0.18%         (0.01%)
Total non-performing loans to total
       loans .......................         0.41%          0.91%          0.37%          0.47%
Total non-performing assets to total
       assets ......................         0.27%          0.62%          0.26%          0.34%
Loan Loss Reserve Summary
Balance at beginning of period .....   $    7,558    $     6,896     $    6,455    $     6,108
Johnson Bank acquisition ...........           --             --             --             --
Provision ..........................        1,257            845            738            339
Net charge-offs ....................          509            183            297             (8)
                                       ----------    -----------     ----------    -----------
Ending allowance ...................   $    8,306    $     7,558     $    6,896    $     6,455
                                       ==========    ===========     ==========    ===========
Net loan charge-offs:
Commercial real estate .............   $       --    $        --     $       --    $        --
Residential real estate ............           --             --             --             --
Commercial .........................          438            185            276             (3)
Personal ...........................           71             (2)            21             (5)
Home equity ........................           --             --             --             --
Construction .......................           --             --             --             --
                                       ----------    -----------     ----------    -----------
Total net loan charge-offs .........   $      509    $       183     $      297    $        (8)
                                       ==========    ===========     ==========    ===========

                                                                 2000
                                       -------------------------------------------------------
                                          Fourth        Third         Second          First
                                       ----------    -----------    -----------    -----------
                                       (dollars in thousands except ratios and per share data)
Number of shares used to compute:
Basic earnings per share ...........   $4,623,532    $ 4,627,873     $4,600,740    $ 4,590,332
Diluted earnings per share .........    4,749,636      4,823,982      4,752,269      4,777,351
Capital Ratios
Total equity to total assets .......         6.54%          6.69%          6.85%          7.38%
Total risk-based capital ratio .....         8.15%          8.51%          8.73%          9.56%
Tier-1 risk based capital ratio ....         6.47%          6.72%          6.84%          7.56%
Leverage ratio .....................         5.54%          5.54%          5.94%          6.76%
Selected Financial Condition
Data (at end of period)
Total securities ...................   $  172,194    $   132,814     $   96,969    $    89,924
Total loans ........................      598,724        584,919        583,522        521,188
Total assets .......................      829,509        763,815        723,023        656,981
Total deposits .....................      670,246        633,007        598,881        578,557
Funds borrowed .....................       96,879         71,258         68,544         23,328
Total stockholders' equity .........       54,249         51,066         49,545         48,498
Credit Quality
Ending allowance for loan losses ...   $    6,108    $     5,991     $    5,951    $     5,670
Non-performing assets:
Loans delinquent over 90 days ......        1,421            242            340            355
Nonaccrual loans ...................           24            324            635          1,222
Other real estate ..................           --             --             --             --
                                       ----------    -----------     ----------    -----------
Total non-performing assets ........   $    1,445    $       566     $      975    $     1,577
                                       ==========    ===========     ==========    ===========
Loans charged-off ..................          225            346            381             20
Recoveries .........................            8              2             --              5
                                       ----------    -----------     ----------    -----------
Net charge-offs ....................   $      217    $       344     $      381    $        15
                                       ==========    ===========     ==========    ===========
Provision for loan losses ..........   $      334    $       383     $      662    $       311
                                       ==========    ===========     ==========    ===========
Key Ratios:
Net charge-offs to average loans ...         0.15%          0.23%          0.28%         0.013%
Total non-performing loans to total
       loans .......................         0.24%          0.10%          0.17%           0.3%
Total non-performing assets to total
       assets ......................         0.17%          0.07%          0.13%          0.24%
Loan Loss Reserve Summary
Balance at beginning of period .....   $    5,991    $     5,951     $    5,670    $     4,510
Johnson Bank acquisition ...........           --             --             --            864
Provision ..........................          334            383            662            311
Net charge-offs ....................          217            343            381             15
                                       ----------    -----------     ----------    -----------
Ending allowance ...................   $    6,108    $     5,991     $    5,951    $     5,670
                                       ==========    ===========     ==========    ===========
Net loan charge-offs:
Commercial real estate .............   $       --    $        --     $       --    $        --
Residential real estate ............           --             --             --             --
Commercial .........................           --            343            361              8
Personal ...........................          217             --             20              7
Home equity ........................           --             --             --             --
Construction .......................           --             --             --             --
                                       ----------    -----------     ----------    -----------
Total net loan charge-offs .........   $      217    $       343     $      381    $        15
                                       ==========    ===========     ==========    ===========

                                  EXHIBIT INDEX

Exhibit No.    Description of Exhibits
-----------    -----------------------
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

10.1 Lease Agreement for banking facility located at Ten North Dearborn, Chicago, Illinois dated January 1, 1992, as amended, by and between General American Life Insurance Company as successor-in-interest to LaSalle National Trust, N.A., as successor trustee to LaSalle National Bank, not personally but as Trustee under Trust Agreement dated November 6, 1985 and known as Trust No. 110519 and The PrivateBank and Trust Company (Filed as an exhibit to the Company's Form S-1 Registration Statement (File No. 333-77147) and incorporated herein by reference).

10.2 Lease Agreement for banking facility located at 1603 West Sixteenth Street, Oak Brook, Illinois dated October, 1996 by and between Columbia Lisle Limited Partnership and The PrivateBank and Trust Company (Filed as an exhibit to the Company's Form S-1 Registration Statement (File No. 333-77147) and incorporated herein by reference).

10.3 First Amendment to lease dated May 31, 2001 by and between Columbia Lisle Limited Partnership and The PrivateBank and Trust Company (Filed as an exhibit to the Company's Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference).

10.4 Lease Agreement for banking facility located at 517 Green Bay Road, Wilmette, Illinois dated as of May 2, 1994 by and between Gunnar H. Hedlund, Doris S. Hedlund, Robert P. Hedlund and Gerald
               A. Hedlund, LaSalle National Trust, N.A., as successor trustee to LaSalle National Bank, not personally but solely as Trustee under Trust Agreement dated December 28, 1972 and known as Trust No. 45197 and The PrivateBank and Trust Company (Filed as an exhibit to the Company's Form S-1 Registration Statement (File No. 333-77147) and incorporated herein by reference).

10.5 Building Lease by and between Towne Square Realty, L.L.C. and The PrivateBank and Trust Company dated August 6, 1999 (Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and incorporated herein by reference).

10.6 First Amendment to lease dated January 1, 2002 by and between Towne Square Realty, L.L.C. and The PrivateBank and Trust Company. +

10.7 Sublease Agreement for banking facility located at 1401 South Brentwood Blvd., St. Louis, Missouri, dated as of December 13,1999, by and between Union Planters Bank, National Association, St. Louis Brentwood Associates, L.P. and PrivateBancorp, Inc. (Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 and incorporated herein by reference).

10.8 Lease Agreement by and between Shodeen Management Company as agent for the beneficiaries of a land trust with Harris Bank St. Charles, pursuant to Trust Agreement dated March 4, 1994, and known as Trust No. 2321, and The PrivateBank and Trust Company dated January 9, 2001, for banking facility located at 312 Crescent Place, Geneva, Illinois (Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference).

10.9 Stock Purchase Agreement dated as of May 28, 1998 by and among PrivateBancorp, Inc., Delaware Charter Guarantee and Trust Co., Trustee FOB Ralph B. Mandell, IRA and The Ralph B. Mandell Revocable Trust UTA dated June 5, 1997 (Filed as an exhibit to the Company's Form S-1 Registration

Exhibit No.    Description of Exhibits
-----------    -----------------------
               Statement (File No. 333-77147) and incorporated herein by reference).

10.10 Pledge Agreement dated as of May 28, 1998 by and between the Ralph B. Mandell Revocable Trust UTA dated June 5, 1997 and PrivateBancorp, Inc. (included as Exhibit B to Stock Purchase Agreement filed as Exhibit 10.9) (Filed as an exhibit to the Company's Form S-1 Registration Statement (File No. 333-77147) and incorporated herein by reference).

10.11 PrivateBancorp, Inc. Amended and Restated Stock Incentive Plan (filed as Appendix A to the Company's Proxy Statement for its 2000 Annual Meeting of Stockholders and incorporated herein by reference).*

10.12 Employment Agreement by and between Ralph B. Mandell and PrivateBancorp, Inc. dated July 1, 2001 (Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference).*

10.13 Outsourcing Agreement by and between The PrivateBank and Trust Company and Marshall & Ilsley Corporation, acting through its division M&I Data Services, dated as of April 9, 1999 (Filed as an exhibit to the Company's Form S-1 Registration Statement (File No. 333-77147) and incorporated herein by reference).

10.14 Form of Indemnification Agreement by and between PrivateBancorp, Inc. and its directors and executive officers (Filed as an exhibit to the Company's Form S-1 Registration Statement (File No. 333-77147) and incorporated herein by reference).*

10.15 Agreement and Plan of Reorganization by and between PrivateBancorp, Inc. and Towne Square Financial Corporation dated as of June 24,1999 (Filed as an exhibit to the Company's Form S-1 Registration Statement (File No. 333-77147) and incorporated herein by reference).

10.16 Stock Purchase Agreement dated as of October 4, 1999 by and among PrivateBancorp, Inc., Johnson International, Inc. and Johnson Bank Illinois (Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference).

10.17 Loan Agreement dated as of February 11, 2000, between PrivateBancorp, Inc. and LaSalle Bank National Association (Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and incorporated herein by reference).

10.18 Letter Agreement dated September 26, 2000 by and between PrivateBancorp, Inc., The PrivateBank and Trust Company and Donald A. Roubitchek (Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference).*

10.19 Employment Agreement by and between Richard C. Jensen and PrivateBancorp, Inc. dated as of July 27, 2000 (Filed as an exhibit to the Company's Form S-1 Registration Statement (File No. 333-52676) and incorporated herein by reference ).*

12.1           Calculation of Ratio of Earnings to Fixed Charges.+

21.1 Subsidiaries of the Registrant (Filed as an exhibit to the Company's Form S-1 Registration Statement (File No. 333-52676) and incorporated herein by reference).

23.1           Consent of Arthur Andersen LLP.+

24.1           Powers of Attorney (set forth on signature page).

+    Filed herewith.

* Indicates management contracts or compensatory plans or arrangements required to be filed as an exhibit.