Form 10-Q
period 2002-03-31
PRIVATEBANCORP INC
filed 2002-05-10
CIK 889936

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2002

          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For transition period from ________ to ________

                        Commission File Number: 000-25887

                              PRIVATEBANCORP, INC.
             (Exact name of Registrant as specified in its charter.)

           DELAWARE                                   36-3681151
(State or other jurisdiction of        (I.R.S. Employer Identification Number)
incorporation or organization)

   TEN NORTH DEARBORN STREET
      CHICAGO, ILLINOIS                                 60602
(Address of principal executive                      (Zip Code)
             offices)

                                 (312) 683-7100
              (Registrant's telephone number, including area code)

         Indicate by checkmark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

================================================================================
        CLASS                                   OUTSTANDING AS OF MAY 6, 2002
--------------------------------------------------------------------------------
 Common, no par value                                     4,918,060
================================================================================

                              PRIVATEBANCORP, INC.

                           FORM 10-Q QUARTERLY REPORT

                                TABLE OF CONTENTS



                                                                           Page
                                                                          Number
                                                                          ------

Selected Financial Data......................................................2

                                     PART I

Item 1.  Financial Statements................................................4

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations..........................................16

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.........27

                                     PART II

Item 1.  Legal Proceedings..................................................29

Item 2.  Changes in Securities and Use of Proceeds..........................29

Item 3.  Defaults upon Senior Securities....................................29

Item 4.  Submission of Matters to a Vote of Security Holders................29

Item 5.  Other Information..................................................30

Item 6.  Exhibits and Reports on Form 8-K...................................30

Signatures..................................................................31

SELECTED FINANCIAL DATA

         The following table summarizes certain selected unaudited consolidated financial information of PrivateBancorp, Inc. at or for the periods indicated. This information should be read in conjunction with the unaudited consolidated financial statements and related notes included pursuant to Item 1 of this report.


                                                                           QUARTER ENDED
                                                    ------------------------------------------------------------
                                                    03/31/02     12/31/01     09/30/01     06/30/01      03/31/01
                                                    --------     --------     --------     --------      --------
                                                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
SELECTED STATEMENT OF INCOME DATA:
Interest income:
   Loans, including fees......................      $12,041      $12,311      $12,785      $12,877       $13,002
   Federal funds sold and interest-bearing
      deposits................................           17           13           23           31           177
   Securities.................................        4,206        4,144        3,704        3,327         3,202
                                                    -------      -------      -------      -------       -------
      Total interest income...................      $16,264      $16,468      $16,512      $16,235       $16,381
                                                    -------      -------      -------      -------       -------
Interest expense:
   Interest-bearing demand deposits...........          171          209          239          255           220
   Savings and money market deposit accounts..        1,719        2,224        2,844        2,861         3,547
   Other time deposits........................        4,323        4,028        4,273        4,479         4,436
   Funds borrowed.............................        1,309        1,602        1,637        1,545         1,507
   Trust preferred interest expense...........          485          485          485          485           276
                                                    -------      -------      -------      -------       -------
      Total interest expense..................      $ 8,007      $ 8,548      $ 9,478      $ 9,625       $ 9,986
                                                    -------      -------      -------      -------       -------
   Net interest income........................        8,257        7,920        7,034        6,610         6,395
   Provision for loan losses..................          511        1,257          845          738           339
                                                    -------      -------      -------      -------       -------
   Net interest income after provision for
      loan losses.............................        7,746        6,663        6,189        5,872         6,056
                                                    -------      -------      -------      -------       -------
Non-interest income:
   Banking, trust services and other income...        1,279        1,149          902        1,024           953
   Securities (losses) gains, net.............         (230)       1,191          365          353           186
                                                    -------      -------      -------      -------       -------
      Total non-interest income...............      $ 1,049      $ 2,340      $ 1,267      $ 1,377       $ 1,139
                                                    -------      -------      -------      -------       -------
Non-interest expense:
   Salaries and employee benefits.............        2,844        2,519        2,303        1,855         2,434
   Occupancy expense, net.....................        1,139        1,325          985          960           888
   Data processing............................          308          420          303          268           304
   Marketing..................................          365          320          275          265           349
   Amortization of goodwill...................           --          206          206          206           206
   Professional fees..........................          891        1,090          575          743           531
   Insurance..................................           93           85           88           88            93

   Other expense..............................          462          661          606        1,014           481
                                                    -------     --------      -------     --------       -------
   Total non-interest expense.................      $ 6,102     $  6,626      $ 5,341     $  5,399       $ 5,286
                                                    -------      -------      -------      -------       -------
   Income before income taxes.................        2,693        2,377        2,115        1,850         1,909
   Income tax provision.......................          549          459          524          492           576
                                                    -------      -------      -------      -------       -------
Net income....................................      $ 2,144     $  1,918      $ 1,591     $  1,358       $ 1,333
                                                    =======     ========      =======     ========       =======

PER SHARE DATA:

Basic earnings................................      $  0.44      $  0.40      $  0.34      $  0.29       $  0.29
Diluted earnings..............................         0.42         0.39         0.32         0.28          0.28
Dividends.....................................         0.030        0.030        0.030        0.025         0.025
Book value (at end of period).................        13.20        12.97        13.07        12.35         12.15


                                                                           QUARTER ENDED
                                                    ------------------------------------------------------------
                                                    03/31/02     12/31/01     09/30/01     06/30/01      03/31/01
                                                    --------     --------     --------     --------      --------
                                                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
SELECTED FINANCIAL DATA (AT END OF PERIOD):

Total securities..............................     $388,728     $332,933     $279,319     $224,505      $210,840
Total loans...................................      782,434      780,771      715,977      666,262       625,700
Total assets..................................    1,231,208    1,176,768    1,041,975      944,887       873,693
Total deposits................................      981,865      850,495      801,146      750,494       695,571
Funds borrowed................................      155,523      231,488      137,956      106,128        90,397
Long-term debt-trust preferred securities.....       20,000       20,000       20,000       20,000        20,000
Total stockholders' equity....................       64,926       62,304       62,087       57,826        56,946
Trust assets under administration.............     $758,242     $722,713     $684,842     $711,957      $693,176


SELECTED FINANCIAL RATIOS AND OTHER DATA:
Performance Ratios:
   Net interest margin(1).....................         3.14%        3.28%        3.17%        3.21%         3.32%
   Net interest spread(2).....................         2.92         2.98         2.76         2.75          2.82
   Non-interest income to average assets......         0.36         0.86         0.49         0.57          0.52
   Non-interest expense to average assets.....         2.07         2.43         2.16         2.39          2.55
   Net overhead ratio(3)......................         1.71         1.57         1.67         1.82          2.03
   Efficiency ratio (4).......................         61.1         60.9         60.6         64.5          67.8
   Return on average assets (5)...............         0.73         0.70         0.64         0.60          0.64
   Return on average equity (6)...............        13.35        12.18        10.46         9.46          9.86
   Dividend payout ratio......................         6.88         7.51         8.94         8.62          8.79

Asset Quality Ratios:
   Non-performing loans to total loans........         0.37%        0.41%        0.91%        0.37%         0.47%
   Allowance for loan losses to:
      total loans.............................         1.12         1.06         1.06         1.04          1.03
      non-performing loans....................          303          262          118          282           218
   Net charge-offs (recoveries) to average
      total loans.............................         0.01         0.27         0.11         0.18         (0.01)
   Non-performing assets to total assets......         0.24         0.27         0.62         0.26          0.34

Balance Sheet Ratios:
   Loans to deposits..........................        79.7%        91.8%        89.4%        88.8%         90.1%
    Average interest-earning assets to
      average interest-bearing liabilities....       107.5        108.9        110.2        110.4         110.0

Capital Ratios:
   Total equity to total assets...............         5.27%        5.29%        5.96%        6.12%         6.52%
   Total risk-based capital ratio.............         9.93         9.71        10.55        10.98         10.97
   Tier 1 risk-based capital ratio............         8.37         8.18         8.88         9.17          9.12
   Leverage ratio.............................         6.25         6.64         6.99         7.26          7.60

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

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                      PRIVATEBANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                MARCH 31,        DECEMBER 31,         MARCH 31,
                                                                   2002              2001                2001
                                                                ---------        ------------         ---------
                                                               (UNAUDITED)                           (UNAUDITED)
ASSETS
Cash and due from banks.................................       $   25,852        $   22,283           $ 18,045
Federal funds sold and other short-term investments.....            3,558               518                 81
                                                               ----------        ----------           --------
   Total cash and cash equivalents......................           29,410            22,801             18,126
                                                               ----------        ----------           --------
Loans held for sale.....................................            1,785            11,335              1,200
Available-for-sale securities, at fair value............          388,728           332,933            210,840
Loans, net of unearned discount.........................          782,434           780,771            625,700
Allowance for loan losses...............................           (8,790)           (8,306)            (6,455)
                                                               ----------        ----------           --------
Net loans...............................................          773,644           772,465            619,245
                                                               ----------        ----------           --------
Goodwill................................................           10,805            10,805             11,423
Bank premises and equipment, net........................            4,026             3,814              3,924
Accrued interest receivable.............................            8,307             7,262              5,820
Other assets............................................           14,503            15,353              3,115
                                                               ----------        ----------           --------
Total assets............................................       $1,231,208        $1,176,768           $873,693
                                                               ==========        ==========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits:
   Noninterest-bearing..................................       $   62,359        $   73,146           $ 52,286
   Interest-bearing.....................................           54,214            52,061             37,213
Savings and money market deposit accounts...............          369,811           362,987            301,569
Brokered deposits.......................................          278,918           138,911             86,471
Other time deposits.....................................          216,563           223,390            218,032
                                                               ----------        ----------           --------
   Total deposits.......................................          981,865           850,495            695,571
Funds borrowed..........................................          155,523           231,488             90,397
Long term debt - trust preferred securities.............           20,000            20,000             20,000
Accrued interest payable................................            2,812             2,112              3,567
Other liabilities.......................................            6,082            10,369              7,212
                                                               ----------        ----------           --------
Total liabilities.......................................       $1,166,282        $1,114,464           $816,747
                                                               ==========        ==========           ========

STOCKHOLDERS' EQUITY
Preferred Stock, 1,000,000 shares authorized............               --                --                 --
Common stock, without par value, $1 stated value;
   12,000,000 shares authorized; 4,917,020, 4,804,280,
   and 4,685,768 shares issued and outstanding as of
   March 31, 2002, December 31, 2001 and March 31, 2001,
   respectively.........................................       $    4,917        $    4,804           $  4,686
Surplus.................................................           42,272            41,516             40,646
Retained earnings.......................................           19,465            17,468             12,604
Accumulated other comprehensive income..................               31               323              1,011
Deferred compensation...................................             (809)             (857)            (1,051)
Loans to officers.......................................             (950)             (950)              (950)
                                                               ----------        ----------           --------
Total stockholders' equity..............................           64,926            62,304             56,946
                                                               ----------        ----------           --------
Total liabilities and stockholders' equity..............       $1,231,208        $1,176,768           $873,693
                                                               ==========        ==========           ========

         The accompanying notes to consolidated financial statements are an integral part of these statements.

                      PRIVATEBANCORP, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                        THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                                     ------------------------
                                                                                       2002             2001
                                                                                     -------          -------
INTEREST INCOME
Loans, including fees........................................................        $12,041          $13,002
Federal funds sold and interest bearing deposits.............................             17              177
Securities...................................................................          4,206            3,202
                                                                                     -------          -------
   Total interest income.....................................................         16,264           16,381
                                                                                     -------          -------
INTEREST EXPENSE
Deposits:

   Interest-bearing demand...................................................            171              220
   Savings and money market deposit accounts.................................          1,719            3,547
   Brokered deposits and other time deposits.................................          4,323            4,436

Funds borrowed...............................................................          1,309            1,507
Long-term debt - trust preferred securities..................................            485              276
                                                                                     -------          -------
   Total interest expense....................................................          8,007            9,986
                                                                                     -------          -------
   Net interest income.......................................................          8,257            6,395
Provision for loan losses....................................................            511              339
                                                                                     -------          -------
   Net interest income after provision for loan losses.......................          7,746            6,056
                                                                                     -------          -------
NON-INTEREST INCOME

   Banking, trust services and other income..................................          1,279              953
   Securities (losses) gains, net............................................           (230)             186
                                                                                     -------          -------
      Total non-interest income..............................................          1,049            1,139
                                                                                     -------          -------
NON-INTEREST EXPENSE
Salaries and employee benefits...............................................          2,844            2,434
Occupancy expense, net.......................................................          1,139              888
Professional fees............................................................            891              531
Goodwill amortization........................................................             --              206
Other non-interest expense...................................................          1,228            1,227
                                                                                     -------          -------
   Total non-interest expenses...............................................          6,102            5,286
                                                                                     -------          -------
Income before income taxes...................................................          2,693            1,909
Income tax provision.........................................................            549              576
                                                                                     -------          -------
   Net income................................................................        $ 2,144          $ 1,333
                                                                                     =======          =======
Basic earnings per share.....................................................          $0.44            $0.29
Diluted earnings per share...................................................          $0.42            $0.28

         The accompanying notes to consolidated financial statements are an integral part of these statements.

                      PRIVATEBANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
             THREE MONTHS ENDED MARCH 31, 2002 AND 2001 (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                            ACCUMULATED
                                                               OTHER                                      TOTAL
                            COMMON               RETAINED   COMPREHENSIVE    DEFERRED      LOANS TO    STOCKHOLDERS'
                             STOCK     SURPLUS   EARNINGS      INCOME       COMPENSATION   OFFICERS       EQUITY
                             -----     -------   --------   -------------   ------------   --------    ------------
BALANCE, JANUARY 1,
   2001................     $4,624     $40,107   $11,388       $ (118)       $  (802)       $(950)       $54,249
Net income.............         --          --     1,333           --             --           --          1,333
Net increase in fair                        --                                                 --
   value of securities
   classified as
   available-for-sale,
   net of income taxes
   and
   reclassification
   adjustments.........         --          --        --        1,129             --           --          1,129
                            ------     -------   -------       ------        -------        -----        -------
Total accumulated
   comprehensive income         --          --     1,333        1,129             --           --          2,462
                            ------     -------   -------       ------        -------        -----        -------
Cash dividends
   declared ($0.025
   per share)..........         --          --      (117)          --             --           --           (117)
Issuance of common
   stock...............         39         232        --           --             --           --            271
Awards granted.........         23         307        --           --           (332)          --             (2)
Amortization of
   deferred
   compensation........         --          --        --           --             83           --             83
Repayment of loans to                                                             --                          --
   officers............         --          --        --           --                          --
                            ------     -------   -------       ------        -------        -----        -------
BALANCE, MARCH 31, 2001     $4,686     $40,646   $12,604       $1,011        $(1,051)       $(950)       $56,946
                            ======     =======   =======       ======        =======        =====        =======
BALANCE, JANUARY 1,
   2002                     $4,804     $41,516   $17,468       $  323        $  (857)       $(950)       $62,304
Net income.............         --          --     2,144           --             --           --          2,144
Net increase in fair
   value of securities
   classified as
   available-for-sale,
   net of income taxes
   and
   reclassification
   adjustments.........         --          --        --         (292)            --           --           (292)
                            ------     -------   -------       ------        -------        -----        -------
Total accumulated
   comprehensive income         --          --     2,144         (292)            --           --          1,852
                            ------     -------   -------       ------        -------        -----        -------
Cash dividends
   declared ($0.03 per
   share)..............         --          --      (147)          --             --           --           (147)
Issuance of common
   stock...............        113         756        --           --             --           --            869

Awards granted.........         --          --        --           --            (39)          --            (39)
Amortization of
   deferred
   compensation........         --          --        --           --             87           --             87
Repayment of loans to
   officers............         --          --        --           --             --           --             --
                            ------     -------   -------       ------        -------        -----        -------
BALANCE, MARCH 31, 2002     $4,917     $42,272   $19,465       $   31        $  (809)    $   (950)       $64,926
                            ======     =======   =======       ======        =======        =====        =======

         The accompanying notes to consolidated financial statements are an integral part of these statements.

                      PRIVATEBANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             THREE MONTHS ENDED MARCH 31, 2002 AND 2001 (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                         THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                       -----------------------
                                                                                         2002            2001
                                                                                       -------         -------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income.....................................................................        $ 2,144         $ 1,333
                                                                                       -------         -------
Adjustments to reconcile net income to net cash provided by operating activities
   Depreciation and amortization...............................................            289             325
   Goodwill amortization.......................................................             --             206
   Johnson Bank Illinois fair value accretion, net.............................            (73)            (73)
   Amortization of deferred compensation.......................................             87              83
   Provision for loan losses...................................................            511             339
   Net loss (gain) on sale of securities.......................................            230            (186)
   Decrease in deferred loan fees..............................................            (75)             (6)
   Increase in accrued interest receivable.....................................         (1,045)           (296)
   Increase in accrued interest payable........................................            700              15
   Decrease (Increase) in other assets.........................................            813          (1,506)
   (Decrease) Increase in other liabilities....................................         (4,288)          2,629
                                                                                       -------         -------
   Total adjustments...........................................................         (2,851)          1,530
                                                                                       -------         -------
   Net cash (used in) provided by operating activities.........................           (707)          2,863
                                                                                       -------         -------

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from maturities, paydowns, and sales of securities....................         31,366          20,971
Purchase of securities available-for-sale......................................        (87,834)        (57,720)
Net loan principal advanced ...................................................         (1,567)        (26,916)
Net proceeds from (increases in) of loans held for sale........................          9,550            (495)
Bank premises and equipment expenditures.......................................           (479)            (89)
                                                                                       -------         -------
   Net cash used in investing activities.......................................        (48,964)        (64,249)
                                                                                       -------         -------
CASH FLOWS FROM FINANCING ACTIVITIES

Net increase in total deposits.................................................        131,374          25,329
Issuance of common stock.......................................................            830             271
Issuance of trust preferred securities.........................................             --          20,000
Dividends paid.................................................................           (147)           (117)
Net decrease in funds borrowed.................................................        (75,777)         (6,484)
                                                                                       -------         -------
   Net cash provided by financing activities...................................         56,280          38,999
                                                                                       -------         -------
Net increase (decrease) in cash and cash equivalents...........................          6,609         (22,387)

Cash and cash equivalents at beginning of year.................................         22,801          40,513
                                                                                       -------         -------
Cash and cash equivalents at end of period.....................................        $29,410         $18,126
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

         The annualized results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results expected for the full year ending December 31, 2002. The accompanying consolidated financial statements are unaudited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, or cash flows in accordance with generally accepted accounting principles. The March 31, 2002 consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-K (File No. 000-25887).

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

                          NOTE 2 -- EARNINGS PER SHARE

         The following table shows the computation of basic and diluted earnings per share (in thousands except per share data):


                                                                   THREE MONTHS ENDED
                                                                       MARCH 31,
                                                               ----------------------
                                                                2002            2001
                                                               ------          ------
Net Income...............................................      $2,144          $1,333
Average common shares outstanding........................       4,858           4,648
Average common shares equivalent(1)......................         218             135
                                                               ------          ------
Weighted average common shares and common share
   equivalents...........................................       5,076           4,783
                                                               ======          ======
Net income per average common share - basic..............      $ 0.44          $ 0.29
Net income per average common share - diluted............      $ 0.42          $ 0.28

--------------------------------
(1) Common shares equivalent result from stock options being treated as if they had been exercised and are computed by application of the treasury stock method.

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

         SFAS No. 142 supercedes APB Opinion No. 17 "Intangible Assets" and addresses the accounting of intangible assets and goodwill. Adoption of this Statement was required beginning January 1, 2002 in relation to all of the Company's goodwill and intangible assets. Early application of this standard is not permitted. The Statement discontinues the regular amortization of goodwill and a transitional impairment test of goodwill is required as of January 1, 2002. An annual impairment test of goodwill is required every year thereafter. Impairment losses from goodwill recognized in the initial application of this Statement are to be reported as resulting from a change in accounting principle. Impairment losses in subsequent years will be recorded as operating expenses. Goodwill at March 31, 2002 totaled $10.8 million. The assessment required by SFAS No. 142 is expected to be completed by June 30, 2002. Any future acquisitions completed by the Company will also be subject to this Statement.

         The following table shows the effect of adopting SFAS No. 142 (in thousands, except per share data):

                                                   MARCH 31,
                                             2002              2001
                                                 (IN THOUSANDS)

Reported net income................          $ 2,144           $ 1,333
Add: Goodwill amortization (net of
   tax) ...........................               --               144
                                             -------           -------
Adjusted net income................          $ 2,144           $ 1,477
                                             =======           =======
Basic earnings per share:
Reported basic earnings per share....        $  0.44           $  0.29
Add: Goodwill amortization (net of
   tax) .............................             --              0.03
                                             -------           -------
Adjusted basic earnings per share....        $  0.44           $  0.32
                                             =======           =======
Diluted earnings per share:
Reported diluted earnings per share..        $  0.42           $  0.28
Add: Goodwill amortization (net of
   tax) .............................             --              0.03
                                             -------           -------
Adjusted diluted earnings per share..        $  0.42           $  0.31
                                             =======           =======

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." SFAS No. 144 supersedes SFAS No. 121 and the accounting and reporting provisions of APB Opinion No. 30. The Statement addresses the accounting for a segment of a business accounted for as a discontinued operation and the accounting for the disposition of long-lived assets. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company intends to adopt the Statement in the second quarter of 2002 and does not anticipate that the adoption will have a material effect on the Company's results of operations.



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

                                           THE PRIVATEBANK (CHICAGO)
                                          ----------------------------
                                                   MARCH 31,
                                          ----------------------------
                                             2002               2001
                                          ----------          --------
                                                  (IN THOUSANDS)

Total gross loans..................       $  701,105          $593,927
Total assets.......................        1,134,858           835,516
Total deposits.....................          915,111           677,316
Total borrowings...................          120,523            73,897
Total capital......................           88,869            72,540
Year-to-date net income............            2,666             2,055


THE PRIVATEBANK (ST. LOUIS)

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

                                          THE PRIVATEBANK (ST. LOUIS)
                                          ----------------------------
                                                   MARCH 31,
                                          ----------------------------
                                             2002               2001
                                          ----------          --------
                                                  (IN THOUSANDS)

Total gross loans...................      $   82,278          $ 33,156
Total assets........................          96,661            38,526
Total deposits......................          66,807            19,744
Total borrowings....................          21,000            11,500
Total capital.......................           8,249             6,979
Year-to-date net income.............             122              (210)

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

                                                WEALTH MANAGEMENT
                                          ----------------------------
                                                   MARCH 31,
                                          ----------------------------
                                             2002               2001
                                          ----------          --------
                                                  (IN THOUSANDS)

Trust assets under administration...      $758,242            $693,176
Trust fee revenue...................           724                 691
Year-to-date net income.............           123                 182


         The following table indicates the breakdown of our trust assets under administration at March 31, 2002 by account classification and related gross revenue for the three months ended March 31, 2001:

                                          AT OR FOR THE THREE MONTHS
                                              ENDED MARCH 31, 2002
                                         ---------------------------
                                         MARKET VALUE        REVENUE
                                         ------------        -------
             ACCOUNT TYPE                        (IN THOUSANDS)

Personal trust--managed..............     $263,570             $353
Agency--managed......................      157,764              209
Custody.............................       308,974              136
Employee benefits--managed...........       27,934               26
                                          --------             ----
   Total............................      $758,242             $724
                                          ========             ====


HOLDING COMPANY ACTIVITIES

         Holding Company Activities consist of parent company only matters. The Holding Company's most significant assets are its net investments in its two banking subsidiaries, The PrivateBank (Chicago) and The PrivateBank (St. Louis). During the first quarter 2001, in connection with the issuance of $20.0 million of 9.50% trust preferred securities, the Holding Company issued $20.0 million of 9.50% subordinated debentures which are accounted for as long-term debt and also qualify as Tier 1 and Tier 2 capital (see note 9). The Tier 1 qualifying amount is limited to 25% of Tier 1 capital under Federal Reserve regulations. The excess amount qualifies as Tier 2 capital. Holding Company Activities are reflected primarily by interest expense on borrowings and operating expenses. Recurring holding company operating expenses consist of compensation (amortization of restricted stock awards, other salary expense) and miscellaneous professional fees.

                                           HOLDING COMPANY ACTIVITIES
                                          ----------------------------
                                                   MARCH 31,
                                          ----------------------------
                                             2002               2001
                                          ----------          --------
                                                  (IN THOUSANDS)

Total assets.......................         $98,643           $82,356
Total borrowings...................          14,000             5,000
Long-term debt - trust preferred
   securities......................          20,000            20,000
Interest expense...................             565               497
Total capital......................          64,926            56,946
Year-to-date net loss..............            (767)             (695)

         The following table reconciles the differences between the sum of the reportable segments and the reported consolidated balance of total assets:

                                                  TOTAL ASSETS
                                          ----------------------------
                                                   MARCH 31,
                                          ----------------------------
                                             2002               2001
                                          ----------          --------
                                                  (IN THOUSANDS)

Sum of reportable segments..........       $1,330,162         $956,398
Adjustments.........................          (98,954)         (82,705)
                                           ----------         --------
Consolidated PrivateBancorp, Inc....       $1,231,208         $873,693
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

             NOTE 5 -- ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS


         The carrying values and estimated fair values of financial instruments as of March 31, 2002 have not materially changed on a relative basis from the carrying values and estimated fair values of financial instruments disclosed as of December 31, 2001, except for the fair value of the interest rate swap executed by the Company which is recorded at fair value at $1.4 million as of March 31, 2002, a decrease of $300,000 since December 31, 2001.

                      NOTE 6 -- OTHER COMPREHENSIVE INCOME

         Change in the fair value of securities available-for-sale is presented on a net basis on the Consolidated Statement of Changes in Stockholders' Equity. The following table discloses the changes in other accumulated comprehensive income for the three months ended March 31, 2002 and 2001, on a gross basis (in thousands):


                                                                        MARCH 31, 2002
                                                           ----------------------------------------
                                                           BEFORE             TAX             NET OF
                                                            TAX            (BENEFIT)           TAX
                                                           AMOUNT           EXPENSE           AMOUNT
                                                           ------           -------           ------
Unrealized losses on securities
   available-for-sale--
Unrealized holding losses, net....................         $ (597)            $(122)         $ (475)
Less:  reclassification adjustment for net
   losses, included in net income.................           (230)              (47)           (183)
                                                           ------             -----          ------
Unrealized losses, net............................         $ (367)            $ (75)         $ (292)
                                                           ======             =====          ======

                                                                        MARCH 31, 2002
                                                           ----------------------------------------
                                                           BEFORE             TAX             NET OF
                                                            TAX            (BENEFIT)           TAX
                                                           AMOUNT           EXPENSE           AMOUNT
                                                           ------           -------           ------

Unrealized gains on securities available-for-sale--
Unrealized holding gains, net.....................         $1,804             $ 545          $1,259
Less:  reclassification adjustment for net gain
   included in net income.........................            186                56             130
                                                           ------             -----          ------
Unrealized gains, net.............................         $1,618             $ 489          $1,129
                                                           ======             =====          ======



                         NOTE 7 -- CAPITAL TRANSACTIONS

         During the first quarter of 2002, the Company contributed capital of $3.5 million to the PrivateBank (Chicago) and $500,000 to The PrivateBank (St. Louis).

                            NOTE 8 -- FUNDS BORROWED

         A summary of all funds borrowed and outstanding at March 31, 2002, December 31, 2001 and March 31, 2001 is presented in the table below:


                                                   CURRENT                     MARCH 31,   DECEMBER 31,   MARCH 31,
AMOUNT                                               RATE       MATURITY        2002          2001          2001
------                                               ----       --------        ----          ----          ----
                                                                                          (IN THOUSANDS)
Borrowing under revolving line of credit
     facility.................................       3.22%      04/11/03      $  9,000       $ 5,000       $    --
Subordinated note.............................       3.89        2/11/07         5,000         5,000         5,000
FHLB floating rate advance (1)................       6.77       05/01/01            --            --        10,000
FHLB open line advance........................       1.74          daily            --        25,000            --
FHLB fixed advance (2)........................       6.50       10/23/05        24,698        24,886        25,000
FHLB fixed advance............................       6.21       12/05/03        30,000        30,000
FHLB fixed advance............................       6.49       11/13/01            --            --         2,000
FHLB fixed advance............................       4.30       02/01/02            --        25,000            --
FHLB fixed advance............................       5.91       06/21/02           500           500           500
FHLB fixed advance............................       5.89       12/20/02         1,000         1,000         1,000
FHLB fixed advance............................       5.21       01/22/02            --         1,000         1,000
FHLB fixed advance............................       5.02       03/06/02            --         1,000            --
FHLB fixed advance............................       5.33       07/22/02         1,000         1,000            --
FHLB fixed advance............................       4.21       05/13/02         1,000         1,000         1,000
FHLB fixed advance............................       2.39       11/12/02         5,000         5,000         1,000
FHLB fixed advance............................       2.38       01/13/03         1,000            --            --
FHLB fixed advance............................       2.98        3/10/03         1,000            --            --
FHLB fixed advance............................       2.74        7/17/03         1,000            --            --
Federal funds purchased.......................       1.96          daily        69,000       103,000        10,000
Demand repurchase agreements (3)..............       1.60          daily         6,325         3,102         3,897
                                                                              --------      --------       -------
     Total funds borrowed.....................                                $155,523      $231,488       $90,397
                                                                              ========      ========       =======

________________
(1) The rate on this FHLB floating rate advance is set at one-month LIBOR minus five basis points.
(2) This FHLB advance is subject to a fair value hedge utilizing an interest rate swap with a fair value of $1.4 million. The contractual par amount on the advance is $25.0 million.
(3) Demand repurchase agreements are a form of retail repurchase agreements offered to certain clients of The PrivateBank (Chicago). Funds are swept each business day from the client's demand deposit account. These amounts are not deposits and are not insured, but are secured by a pool of securities pledged specifically for this purpose.

         On February 11, 2002, the Company renewed the term on an $18.0 million revolving credit facility with a commercial bank originally entered into on February 11, 2000. On April 11, 2002, the loan agreement was amended and the revolving line was increased to $25.0 million. The interest rate on borrowings under this revolving line resets quarterly, and is based on, at our option, either the lender's prime rate or three-month LIBOR plus 120 basis points with a floor of 3.50% effective April 11, 2002. The Company has elected to pay interest based on the three-month LIBOR rate plus 120 basis points. The initial rate of interest on the revolver was 7.20%, and most recently reset to 3.22% on March 25, 2002. The collateral for this borrowing consists of the common stock of The PrivateBank (Chicago) and The PrivateBank (St. Louis), which is held in custody by the lender. As of March 31, 2002, the outstanding balance was $9.0 million.

         On February 11, 2000, the Company entered into a subordinated note issued to Johnson International, Inc. and subsequently sold to a third party, in the principal amount of $5.0 million. The interest on the subordinated note is reset each quarter based on the three-month LIBOR rate. The note is payable in full on or before February 11, 2007, and provides for certain rate escalation beginning after February 11, 2002. On February 11, 2002, the interest rate increased from LIBOR +50 basis points to LIBOR +200 basis points. This pricing is in effect until February 11, 2004, at which point the pricing increases to LIBOR +350 until maturity on February 11, 2007. The average rate of interest on the subordinated note was 6.51% during the first quarter of 2001 compared to 3.27% during the first quarter of 2002 and most recently reset to 3.89% on February 11, 2002. The Company has the right to repay the subordinated note at any time after giving at least 30 days, but not more than 60 days advance notice.

             NOTE 9 -- LONG TERM DEBT -- TRUST PREFERRED SECURITIES

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

         The trust preferred securities are recorded as long-term debt of the Company. The aggregate principal amount of the trust preferred securities outstanding is $20 million. As of March 31, 2002, the entire amount of the preferred securities is eligible for treatment as Tier I capital as allowed by the Federal Reserve. The balance of the underwriting commissions and offering expenses at March 31, 2002 was $1.1 million and is classified as part of other assets on the balance sheet. This amount is being amortized on a straight-line basis until maturity. The amortization is recognized as interest expense on the income statement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         PrivateBancorp, Inc. ("the Company") was organized as a Delaware corporation in 1989 to serve as the holding company for a Chicago-based de novo bank designed to provide highly personalized financial services primarily to affluent individuals, professionals, entrepreneurs and their business interests. Through the Company's banking subsidiaries, The PrivateBank and Trust Company ("The PrivateBank (Chicago)") and The PrivateBank (St. Louis), the Company provides its clients with traditional personal and commercial banking services, lending programs, and wealth management services. Using the European tradition of "private banking" as the model, the Company strives to develop a unique relationship with clients, utilizing a team of managing directors to serve the clients' individual and corporate banking needs, and tailoring products and services to meet such needs. Currently, the Company has seven Chicago-area offices: Downtown Chicago, Wilmette, Oak Brook, St. Charles, Lake Forest, Winnetka, and Geneva, Illinois. During 2000, the Company expanded to the St. Louis market where it opened a new federal savings bank, The PrivateBank (St. Louis). Currently, the Company operates one location in the St. Louis market. Managing directors are strategically located at all of these locations.

         For financial information regarding the Company's four separate lines of business, The PrivateBank (Chicago), The PrivateBank (St. Louis), Wealth Management and Holding Company Activities, see "Note 4 -- Operating Segments" to the unaudited consolidated financial statements of the Company included in this report.

         The profitability of our operations depends on our net interest income, provision for loan losses, non-interest income, and non-interest expense. Net interest income is dependent on the amounts and yields of interest-earning assets as compared to the amounts and rates on interest-bearing liabilities. Net interest income is sensitive to changes in market rates of interest as well as to the execution of our asset/liability management strategy. The provision for loan losses reflects the cost of credit risk in the loan portfolio and is affected by changes in the loan portfolio, management's assessment of the collectability of the loan portfolio, loss experience, as well as economic and market factors.

         Non-interest income consists primarily of net security gains (losses) and wealth management fee income, and to a lesser extent, fees for ancillary banking services. Non-interest income from fees and deposit service charges are below peer group levels. This is largely the result of the profile of our typical client. Our clients tend to have larger deposit account balances than customers of traditional banks. Because average balances tend to be high, we do not earn the high service charge income typical of many retail banks.

         Non-interest expense includes salaries and employee benefits as well as occupancy, data processing, marketing, professional fees, insurance and other expenses. Non-interest expenses are influenced by the growth of operations. Our growth directly affects the majority of our expense categories. Profitability and expense ratios were negatively impacted during the first quarter of 2001 due to the start-up nature of operations in St. Louis. The PrivateBank (St. Louis) began to operate profitably during the fourth quarter of 2001 and we expect this office to have a positive impact on our profitability in 2002. During the first quarter 2002, The PrivateBank (St. Louis) earned $122,000 versus a loss of $210,000 in the prior year period. During the remainder of 2002 we expect profitability and expense ratios to continue to improve relative to 2001.

         The Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited consolidated financial statements included herein. Reference should also be made to our accounting policies set out in the notes to the consolidated financial statements. Certain critical policies involve estimates and assumptions by management. By their nature, changes in these assumptions and estimates could significantly affect our financial position or results of operations. Actual results could differ from those estimates. Estimates and judgments regarding the determination of the adequacy of the reserve for loan losses, as described in both Management's Discussion and Analysis and in the financial statement notes, is of particular significance to us. In addition, effective January 1, 2002, we adopted SFAS No. 142, which requires an annual impairment test of goodwill.

        RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2002 AND 2001

NET INCOME

         Net income for the first quarter ended March 31, 2002, was $2.1 million, up 61% compared to first quarter 2001 net income of $1.3 million. Earnings increased 50% to $0.42 per diluted share in the first quarter 2002 compared to $0.28 per diluted share in the first quarter 2001. The increase in net income during the first quarter 2002 reflects the positive impact on net interest income that resulted from growth in earning assets, continued high credit quality and improved operating efficiencies as compared to the prior year quarter.

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

         Net interest income on a tax equivalent basis was $8.3 million during the three months ended March 31, 2002 compared to $6.4 million for the first quarter 2001, an increase of 29%. Average earning assets during the first quarter 2002 were $1.1 billion, compared to $799.8 million in the prior year quarter, an increase of 42%. Compared to fourth quarter 2001, average earning assets increased by $111.0 million, or 11% during the first quarter of 2002. Average earning loans during the first quarter 2002 increased to $781.1 million compared to $741.4 million during the fourth quarter of 2001. Net interest margin (on a tax equivalent basis) was 3.14% in the first quarter 2002, down from 3.32% in the prior year first quarter and 3.28% in the fourth quarter of 2001. The decline in net interest margin compared to the fourth quarter 2001 is primarily attributable to decreases in market interest rates during the fourth quarter of 2001 that affected loan yields for the full first quarter 2002 period. Our earning assets re-price at a faster rate than our interest bearing liabilities. During the second quarter of 2002, we expect to experience stabilization in net interest margin, as market rates of interest have remained stable throughout 2002.

         The following tables present a summary of our net interest income and related net interest margin, calculated on a tax equivalent basis (dollars in thousands):

                                                              THREE MONTHS ENDED MARCH 31,
                                      ---------------------------------------------------------------------------
                                                      2002                                    2001
                                      ---------------------------------        ----------------------------------
                                        AVERAGE                                 AVERAGE
                                        BALANCE       INTEREST     RATE         BALANCE       INTEREST      RATE
                                      ----------      --------     ----        --------       --------      ----
Fed funds sold and other
   short-term investments.........    $    3,737      $    17      1.79%       $ 12,326       $   177       5.75%
Investment securities(1)..........       353,613        4,893      5.56%        188,092         3,466       7.37%
Loans, net of unearned
  discount(2).....................       781,059       12,041      6.20%        599,407        13,002       8.74%
                                      ----------      -------                  --------       -------
Total earning assets..............    $1,138,409      $16,951      5.98%       $799,825       $16,645       8.37%
                                      ==========      =======                  ========       =======
Interest-bearing deposits.........    $  902,915      $ 6,213      2.79%       $624,986       $ 8,203       5.32%
Funds borrowed....................       135,979        1,309      3.85%         91,118         1,507       6.62%
Long-term debt - trust preferred
   securities (3).................        20,000          485      9.70%         11,556           276       9.55%
                                      ----------      -------                  --------       -------
Total interest-bearing liabilities     1,058,894        8,007      3.06%       $727,660         9,986       5.55%
                                      ==========      -------                  ========       -------
Tax equivalent net interest income                    $ 8,944                                 $ 6,659
                                                      =======                                 =======
Net interest spread...............                                 2.92%                                    2.82%
Net interest margin...............                                 3.14%                                    3.32%

---------------------------------------
(1) Interest income on tax-advantaged investment securities reflects a tax equivalent adjustment based on a marginal federal corporate tax rate of 34%. The total tax equivalent adjustment reflected in the above table is approximately $687,109 and $264,435 in the first quarters of 2002 and 2001, respectively.
(2) Nonaccrual loans are included in the average balances and do not have a material effect on the average yield. Interest due on non-accruing loans was not material for the periods presented.
(3) The trust preferred securities pay a 9.50% fixed rate of interest. The yield for 2001 is based on the interest period from February 8, 2001 to March 31, 2001.

         The following table shows the dollar amount of changes in interest income (tax-equivalent) and interest expense by major categories of interest-earning assets and interest-bearing liabilities attributable to changes in volume or rate, or a mix of both, for the periods indicated. Volume variances are computed using the change in volume multiplied by the previous period's rate. Rate variances are computed using the changes in rate multiplied by the previous period's volume.

                        THREE MONTHS ENDED MARCH 31, 2002
                  COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

                                            CHANGE        CHANGE
                                            DUE TO        DUE TO        CHANGE        TOTAL
                                             RATE         VOLUME      DUE TO MIX     CHANGE
                                             ----         ------      ----------     ------
                                                         (DOLLARS IN THOUSANDS)
INTEREST INCOME/ EXPENSE FROM:
Fed funds sold and other short-term
   investments........................      $  (120)      $ (122)      $    82        $ (160)
Investment securities.................         (839)       3,008          (742)        1,427
Loans, net of unearned discount.......       (3,754)       3,915        (1,122)         (961)
                                            -------       ------       -------        ------
   Total interest income..............       (4,713)       6,801        (1,782)          306
                                            -------       ------       -------        ------
Interest-bearing deposits.............       (3,899)       3,646        (1,737)       (1,990)
Funds borrowed........................         (622)         732          (308)         (198)
Long-term debt - Trust Preferred
   Securities.........................            4          199             6           209
                                            -------       ------       -------        ------
   Total interest expense.............       (4,517)       4,577        (2,039)       (1,979)
                                            -------       ------       -------        ------
Net interest income...................      $  (196)      $2,224       $   257        $2,285
                                            =======       ======       =======        ======

                                       18

PROVISION FOR LOAN LOSSES

         We maintain an allowance for loan losses that we deem adequate to absorb credit losses inherent in our loan portfolio. The allowance for loan losses reflects management's latest assessment of the losses that are probable and reasonably estimable in the loan portfolio. Our allowance for probable loan losses is reassessed monthly to determine the appropriate level of the reserve. Our analysis is influenced by the following factors: the volume and quality of loans and commitments in the portfolio, loss experience, and economic conditions. A discussion of the allowance for loan losses and the factors management considers in assessing the adequacy of the allowance begins on page 21.

         Our provision for loan losses was $511,000 for the first quarter of 2002, compared to $339,000 for the comparable period in 2001. Increases in the provision for loan losses compared to the prior year periods are related to the growth in the loan portfolio.

NON-INTEREST INCOME

         Non-interest income for the quarter increased to $1.0 million, reflecting a decrease of $90,000 or 7.9% compared to the first quarter of 2001. The Company recognized $230,000 of net securities losses during the first quarter 2002, compared to net securities gains of $186,000 during the first quarter of 2001. The security losses for the quarter include a write-down of $200,000 on an investment that qualifies for CRA purposes. Banking, trust services and other income increased $326,000 or 34% over the prior year quarter. Trust assets under administration increased to $758.2 million at March 31, 2002 compared to $693.2 million at March 31, 2001, an increase of 9%, attributable primarily to increases in new business generated during the quarter. Trust fee revenue increased by $33,000 to $724,000 for the quarter ended March 31, 2002, an increase of 5% over the prior year quarter. The increase reflects continued growth in new wealth management accounts.

         During the first quarter of 2002, we recognized income of $142,500 related to the increased cash surrender value of a bank owned life insurance
(BOLI) policy that was entered into in the fourth quarter of 2001. This policy covers certain higher-level employees who are deemed to be significant contributors to the company. All employees included in this policy are aware and have consented to the coverage. The cash surrender value of BOLI at March 31, 2002 was $10.3 million and is included in other assets on the balance sheet.


NON-INTEREST EXPENSE

                                                THREE MONTHS ENDED
                                                     MARCH 31,
                                                ------------------
                                                2002         2001
                                               ------       ------
                                                 (IN THOUSANDS)

Salaries and employee benefits........         $2,844       $2,434
Occupancy.............................          1,139          888
Professional fees.....................            891          531
Marketing.............................            365          349
Data processing.......................            308          304
Postage, telephone and delivery.......            178          180
Office supplies and printing..........             67           82
Insurance.............................             93           93
Goodwill..............................             --          206
Other expense.........................            217          219
                                               ------       ------
Total non-interest expense............         $6,102       $5,286
                                               ======       ======

         Non-interest expense increased to $6.1 million in the first quarter of 2002 from $5.3 million in the first quarter of 2001, an increase of 15%. The elimination of goodwill amortization in 2002 resulted in a favorable impact of $206,000 to non-interest expense in the current period. The increase in non-interest expense between quarters reflects the continued growth of the organization during the twelve-month period ended March 31, 2002. Our efficiency ratio was 61.1% for the first quarter 2002 as compared to 67.8% for the first quarter 2001. On a tax-equivalent basis, this ratio indicates that in the first quarter of 2002, we spent 61.1 cents to generate each dollar of revenue, compared to 67.8 cents in the first quarter of 2001. During the remainder of 2002, we expect to continue to report improvements in our operating efficiency ratio as compared to 2001 as revenue generated at the new offices outpaces the increases in related operating expenses.

         Salaries and benefits increased to $2.8 million, or 17% during the first quarter 2002 as compared to the year ago quarter, reflecting the increased level of full-time equivalent employees to 162 people at March 31, 2002 as compared to 140 people at March 31, 2001. The increase is due primarily to overall growth in the organization.

         Occupancy expense increased to $1.1 million during the first quarter 2002, reflecting an increase of 28% over the prior year quarter. Occupancy expense during the first quarter 2002 reflects the addition of our newest office in Geneva as well as additional floor space that is being leased in our downtown Chicago location. During 2002, we have continued to invest in our information technology infrastructure. These expenditures have resulted in new hardware, innovative software and upgrades to our disaster recovery systems.

         Professional fees increased to $891,000 during the first quarter of 2002, reflecting an increase of 68% over the prior year quarter. The increase in professional fees is primarily attributable to information systems consultation to assist us in the implementation of system upgrades as well as in the augmentation of our current disaster recovery network.

         Postage, telephone and delivery decreased to $178,000 during the first quarter 2002, a decrease of 1% over the prior year quarter. Office supplies and printing costs decreased to $67,000 during the first quarter 2002, an 18% decrease as compared to the prior year quarter. Office supplies and printing costs were higher in the prior year quarter due to start-up costs associated with our newer offices.

INCOME TAXES

         The following table shows our income before income taxes, applicable income taxes and effective tax rate for the three months ended March 31, 2002 and 2001, respectively (in thousands):

                                      THREE MONTHS ENDED
                                           MARCH 31,
                                     ---------------------
                                      2002           2001
                                     ------         ------

Income before taxes..........        $2,693         $1,909
Income tax provision.........           549            576
Effective tax rate...........          20.4%          30.2%

         The lower effective tax rate for the first quarter 2002 as compared to the prior year quarter is primarily attributable to an increase in the amount of federally tax exempt municipal investment securities held in our securities portfolio. Tax-exempt municipal securities increased from $54.7 million at March 31, 2001 to $122.0 million at March 31, 2002, an increase of 123%. The effective income tax rate varies from statutory rates principally due to certain interest income, which is tax-exempt for federal or state purposes, and certain expenses, which are disallowed for tax purposes.

                               FINANCIAL CONDITION

TOTAL ASSETS

         Total assets increased to $1.2 billion at March 31, 2002, an increase of $54,440, or 5% over total assets of $1.2 billion at December 31, 2001, and an increase of $357,515, or 41% over $873.7 million of total assets at March 31, 2001. The balance sheet growth during the three months ended March 31, 2002 was accomplished mainly through loan growth throughout the Company and growth in the investment securities portfolio. The growth in assets was funded through excess liquidity and increases in brokered deposits.

LOANS

         Total loans increased to $782.4 million, an increase of $1.6 million, or 0.2%, from $780.8 million at December 31, 2001 and an increase of $156.7 million, or 25%, from $625.7 million at March 31, 2001.

         Total loans at March 31, 2002 grew slightly since year-end 2001. The PrivateBank (St. Louis) had loans outstanding of $82.3 million as of March 31, 2002, growth of $49.1 million since March 31, 2001. The remaining loan growth of $107.6 million experienced by the Company since March 31, 2001 was generated by The PrivateBank (Chicago). All of The PrivateBank (Chicago) offices posted strong gains in loan volume on a quarter over quarter basis.

         The following table sets forth our loan portfolio net of unearned discount by category (in thousands) at the following dates:


                                        MARCH 31,       DECEMBER 31,        MARCH 31,
                                          2002              2001               2001
                                        ---------       ------------        ---------
LOANS
Commercial real estate...........        $330,348         $310,869           $229,842
Residential real estate..........          80,423           89,889             83,613
Commercial.......................         153,340          163,279            129,080
Personal(1)......................         126,316          124,206            105,829
Construction.....................          92,007           92,528             77,336
                                         --------         --------           --------
   Total loans...................        $782,434         $780,771           $625,700
                                         ========         ========           ========

------------------------------
(1)     Includes home equity loans and overdraft lines.

ALLOWANCE FOR LOAN LOSSES

         Loan quality is continually monitored by management and reviewed by the loan/investment committees of the boards of directors of the banks on a monthly basis. In determining the adequacy of the allowance for loan losses, management considers a variety of factors, including assessment of the credit risk of the portfolio, delinquent loans, evaluation of current economic conditions in the market area, actual charge-offs during the year and historical loss experience. The unallocated portion of the reserve involves the exercise of judgment by management and reflects various considerations, including management's view that the reserve should have a margin that recognizes the imprecision inherent in the process of estimating credit losses.

         We maintain an allowance for loan losses that we deem adequate to absorb credit losses inherent in our loan portfolio. The allowance for loan losses represents our estimate of probable losses in the portfolio at each balance sheet date based on review of available and relevant information, including probable losses that have been identified relating to specific borrowing relationships, as well as probable losses inherent in the loan portfolio and credit undertakings that are not specifically identified. The allowance for loan losses as a percentage of total loans was 1.12% at March 31, 2002, 1.06% at December 31, 2001 and 1.03% at March 31, 2001. Management believes that the allowance for loan losses is adequate to provide for estimated probable credit losses inherent in the loan portfolio.

         Net charge-offs totaled $27,000 for the quarter ended March 31, 2002 versus net recoveries of $8,000 in the year earlier period. The provision for loan losses was $511,000 in the first quarter of 2002, versus $339,000 in the first quarter of 2001. Management judges the adequacy of the allowance by formally reviewing and analyzing potential problem credits, which entails assessing current and historical loss experience, loan portfolio trends, prevailing economic and business conditions, specific loan review and other relevant factors.

         Following is a summary of changes in the allowance for loan losses for the three months ended March 31, 2002 and 2001 (in thousands):

                                                            2002        2001
                                                            ----        ----

Balance, January 1................................         $8,306      $6,108
Provisions charged to earnings....................            511         339
Loans charged-off, net of recoveries..............            (27)          8
                                                           ------      ------
Balance, March 31.................................         $8,790      $6,455
                                                           ======      ======
NONPERFORMING LOANS

         The following table classifies our non-performing loans as of the dates shown:


                                             3/31/02     12/31/01      9/30/01       6/30/01       3/31/01
                                             -------     --------      -------       -------       -------
                                                               (DOLLARS IN THOUSANDS)
Nonaccrual loans......................       $1,458       $  664        $2,658        $1,504       $  117
Loans past due 90 days or more........        1,448        2,504         3,766           938        2,847
                                             ------       ------        ------        ------       ------
Total nonperforming loans.............        2,906        3,168         6,424         2,442        2,964
Other real estate owned...............           --           --            62            --           --
                                             ------       ------        ------        ------       ------
Total nonperforming assets............       $2,906       $3,168        $6,486        $2,442       $2,964
                                             ======       ======        ======        ======       ======
Total nonaccrual loans to total loans.        0.186%       0.085%         0.37%         0.23%        0.02%
Total nonperforming loans to total
   loans..............................         0.37%        0.41%         0.90%         0.37%        0.47%
Total nonperforming assets to total
   assets.............................         0.24%        0.27%         0.62%         0.26%        0.34%

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

         Nonaccrual loans were $1.5 million at March 31, 2002 as compared to $664,000 at December 31, 2001 and $117,000 at March 31, 2001. Nonaccrual loans increased by $794,000 million since December 31, 2001. The increase relates primarily to two commercial real estate credit relationships at The PrivateBank (Chicago). Loans delinquent over 90 days decreased by $1,057,000 since December 31, 2001.

INVESTMENT SECURITIES

         The amortized cost and the estimated fair value of securities at March 31, 2002 and December 31, 2001, were as follows (in thousands):


                                                       INVESTMENT SECURITIES -- AVAILABLE-FOR-SALE
                                                --------------------------------------------------------
                                                                     MARCH 31, 2002
                                                --------------------------------------------------------
                                                                  GROSS            GROSS
                                                AMORTIZED       UNREALIZED      UNREALIZED     ESTIMATED
                                                   COST           GAINS           LOSSES       FAIR VALUE
                                                ---------       ----------      ----------     ----------
U.S. government agency mortgage backed
   securities and collateralized
   mortgage obligations..................       $101,204          $744            $(271)        $101,677
Corporate collateralized mortgage
   obligations...........................         18,934           352               --           19,286
Tax exempt municipal securities..........        122,795           473           (1,266)         122,002
Taxable municipal securities.............          7,560             7               (9)           7,558
Federal Home Loan Bank stock.............        126,026            --               --          126,026
Other....................................         12,162           132             (115)          12,179
                                                --------        ------          -------         --------
Total....................................       $388,681        $1,708          $(1,661)        $388,728
                                                ========        ======          =======         ========



                                                       INVESTMENT SECURITIES -- AVAILABLE-FOR-SALE
                                                --------------------------------------------------------
                                                                     DECEMBER 31, 2001
                                                --------------------------------------------------------
                                                                  GROSS            GROSS
                                                AMORTIZED       UNREALIZED      UNREALIZED     ESTIMATED
                                                   COST           GAINS           LOSSES       FAIR VALUE
                                                ---------       ----------      ----------     ----------
U.S. government agency mortgage backed
   securities and collateralized
   mortgage obligations..................       $101,416          $  483         $  (523)       $101,376
Corporate collateralized mortgage
   obligations...........................         23,046             416              --          23,462
Tax exempt municipal securities..........        106,980             645            (700)        106,925
Taxable municipal securities.............          6,032              19              --           6,051
Federal Home Loan Bank stock.............         92,964              --              --          92,964
Other....................................          2,005             150              --           2,155
                                                --------         -------         -------        --------
Total....................................       $332,443         $ 1,713         $(1,223)       $332,933
                                                ========         =======         =======        ========

         All securities are classified as available-for-sale and may be sold as part of our asset/liability management strategy in response to changes in interest rates, liquidity needs or significant prepayment risk. Securities available-for-sale are carried at fair value, with related unrealized net gains or losses, net of deferred income taxes, recorded as an adjustment to equity capital. At March 31, 2002, net unrealized gains of $31,000 resulted in an increase in reported stockholders' equity. This was a decrease of $292,000 from net unrealized gains of $323,000 recorded as part of equity at December 31, 2001. The credit quality of the investment portfolio remains strong. The vast majority of investments are rated "AAA" by bond rating agencies. It is our policy not to take any undue credit risk with the investment portfolio

         Securities available for sale increased to $388.7 million at March 31, 2002, up 17% from $332.9 million at December 31, 2001. The growth in the investment security portfolio since December 31, 2001 resulted from the continued implementation of our asset/liability management strategy. Tax exempt municipal securities increased by $15.8 million. These securities provide net interest margin protection in a falling interest-rate environment. Collateralized mortgage obligations decreased $4.2 million in the first three months of 2002. Investments in Federal Home Loan Bank stock increased by $33.1 million as a result of purchases made to take advantage of the liquid nature of the investment.

DEPOSITS AND FUNDS BORROWED

         The following table presents the balances of deposits by category and each category as a percentage of total deposits at March 31, 2002 and December 31, 2001:


                                           MARCH 31,                  DECEMBER 31,
                                             2002                         2001
                                     ----------------------       ----------------------
                                                   PERCENT                      PERCENT
                                     BALANCE       OF TOTAL       BALANCE       OF TOTAL
                                     --------      --------       -------       --------
                                                 (DOLLARS IN THOUSANDS)
Demand.......................        $ 62,359         6%          $ 73,146        9%
Savings......................          10,850         1%            12,158        1%
Interest-bearing demand......          54,214         6%            52,061        6%
Money market.................         364,189        37%           350,829       41%
Brokered deposits ...........         278,918        28%           138,911       17%
Other time deposits..........         211,335        22%           223,390       26%
                                     --------       ---           --------      ---
   Total deposits............        $981,865       100%          $850,495      100%
                                     ========       ===           ========      ===

         Total deposits of $981.9 million at March 31, 2002 represent an increase of $131.4 million or 15% as compared to total deposits of $850.5 million as of December 31, 2001. Noninterest-bearing deposits decreased by 15% to $62.3 million at March 31, 2002 as compared to $73.1 million at December 31, 2001. Interest-bearing demand deposits increased by 4% to $54.2 million as compared to $52.1 million at December 31, 2001. Money market accounts increased by $13.4 million to $364.2 million at March 31, 2002 as compared to $350.8 million at December 31, 2001. Other time deposits decreased by approximately $12 million to $211.3 million as compared to $223.4 million at year-end 2001. Brokered deposits increased by 101% to $278.9 million at March 31, 2002 as compared to $138.9 million at December 31, 2001.

         We continued to utilize brokered deposits as a source of funding for growth in the loan and investment portfolios. Certain broker deposits may include call option provisions, which can provide us with the opportunity to repay the certificates of deposit on a specified date prior to the contractual maturity date. During the first quarter of 2002, we called $48.0 million in brokered deposits and recognized $258,654 of unamortized brokered commissions in interest expense. We have replaced the called brokered deposits with new brokered deposits at lower interest rates. As of March 31, 2002, there were no outstanding brokered deposits containing call provisions.

         Membership in the Federal Home Loan Bank System gives us the ability to borrow funds from the Federal Home Loan Bank of Chicago (FHLB) and from the Federal Home Loan Bank of Des Moines (FHLB) for short- or long-term purposes under a variety of programs. We have periodically used the services of the FHLB for short-term funding needs and other correspondent services. During 2001, we increased our utilization of Federal Home Loan Bank advances to fund loan growth. Management anticipates that our reliance on Federal Home Loan Bank borrowings as a funding source will likely remain at current levels in 2002 to the extent that rates on Federal Home Loan Bank advances continue to be more attractive than deposit pricing. Federal Home Loan Bank borrowings totaled $66.2 million at March 31, 2002 compared to $115.4 million at December 31, 2001.

         A summary of all funds borrowed and outstanding at March 31, 2002, December 31, 2001 and March 31, 2001 is presented in the table below:


                                                  CURRENT                     MARCH 31,   DECEMBER 31,    MARCH 31,
AMOUNT                                              RATE        MATURITY        2002          2001          2001
------                                              ----        --------        ----          ----          ----
                                                                                          (IN THOUSANDS)
Borrowing under revolving line of credit
     facility.................................       3.22%      04/11/03      $  9,000      $  5,000       $    --
Subordinated note.............................       3.89        2/11/07         5,000         5,000         5,000
FHLB floating rate advance (1)................       6.77       05/01/01            --            --        10,000
FHLB open line advance........................       1.74          daily            --        25,000            --
FHLB fixed advance (2)........................       6.50       10/23/05        24,698        24,886        25,000
FHLB fixed advance............................       6.21       12/05/03        30,000        30,000
FHLB fixed advance............................       6.49       11/13/01            --            --         2,000
FHLB fixed advance............................       4.30       02/01/02            --        25,000            --
FHLB fixed advance............................       5.91       06/21/02           500           500           500
FHLB fixed advance............................       5.89       12/20/02         1,000         1,000         1,000
FHLB fixed advance............................       5.21       01/22/02            --         1,000         1,000
FHLB fixed advance............................       5.02       03/06/02            --         1,000            --
FHLB fixed advance............................       5.33       07/22/02         1,000         1,000            --
FHLB fixed advance............................       4.21       05/13/02         1,000         1,000         1,000
FHLB fixed advance............................       2.39       11/12/02         5,000         5,000         1,000
FHLB fixed advance............................       2.38       01/13/03         1,000            --            --
FHLB fixed advance............................       2.98        3/10/03         1,000            --            --
FHLB fixed advance............................       2.74        7/17/03         1,000            --            --
Federal funds purchased.......................       1.96          daily        69,000       103,000        10,000
Demand repurchase agreements (3)..............       1.60          daily         6,325         3,102         3,897
                                                                              --------      --------       -------
     Total funds borrowed.....................                                $155,523      $231,488       $90,397
                                                                              ========      ========       =======

_______________
(1) The rate on this FHLB floating rate advance is set at one-month LIBOR minus five basis points.
(2) This FHLB advance is subject to a fair value hedge utilizing an interest rate swap with a fair value of $1.4 million. The contractual par amount on the advance is $25.0 million.
(3) Demand repurchase agreements are a form of retail repurchase agreements offered to certain clients of The PrivateBank (Chicago). Funds are swept each business day from the client's demand deposit account. These amounts are not deposits and are not insured, but are secured by a pool of securities pledged specifically for this purpose.

         The decrease in funds borrowed as of March 31, 2002 as compared to December 31, 2001, reflects a decrease in our federal funds purchased position and decreases in FHLB fixed advances, offset by an increase in our borrowings under a revolving line of credit.

         CAPITAL RESOURCES

         At March 31, 2002, $20.0 million of the trust preferred securities was treated as Tier 1 capital. Stockholders' equity rose to $64.9 million at March 31, 2002, an increase of $2.6 million from the 2001 year-end level, due to an increase in year-to-date 2002 net income.

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

         The following table reflects our consolidated measures of capital at March 31, 2002, December 31, 2001 and March 31, 2001:


                                              MARCH 31,        DECEMBER 31,        MARCH 31,
                                                2002              2001               2001
                                              ---------        ------------        ---------
Leverage ratio........................          6.25%             6.64%              7.60%
Tier 1 risk-based capital ratio.......          8.37%             8.18%              9.14%
Total risk-based capital ratio........          9.93%             9.71%             11.00%
Total equity to total assets..........          5.27%             5.29%              6.52%

         To be considered "well-capitalized," an entity must maintain a leverage ratio of at least 5.0%, a Tier 1 risk-based capital ratio of at least 6.0%, and a total risk-based capital ratio of at least 10.0%. To be "adequately capitalized," a bank must maintain a leverage ratio of at least 4.0%, a Tier 1 risk-based capital ratio of at least 4.0%, and a total risk-based capital ratio of at least 8.0%.

         At March 31, 2002, the Company and each of the banking subsidiaries continued to exceed the minimum levels of all regulatory capital requirements, and each banking subsidiary was considered "well capitalized" under all regulatory standards.

LIQUIDITY

         Liquidity measures our ability to meet maturing obligations and its existing commitments, to withstand fluctuations in deposit levels, to fund our operations and to provide for clients' credit needs. Our liquidity of principally depends on cash flows from operating activities, investment in and maturity of assets, changes in balances of deposits and borrowings and our ability to borrow funds in the money or capital markets.

         Net cash outflows used in operations were $707,000 in the first three months of 2002 compared to a net cash inflow of $2.9 million a year earlier. The net cash outflow during the first quarter 2002 was impacted by the growth and timing of receipts of interest and cash settlement payments. Net cash outflows from investing activities were $49.0 million in the first three months of 2002 compared to a net cash outflow of $64.2 million a year earlier. Cash inflows from financing activities in the first three months of 2002 were $56.3 million compared to a net inflow of $39.0 million in the first three months of 2001.

         In the event of short-term liquidity needs, our banking subsidiaries may purchase federal funds from correspondent banks. Membership in the Federal Home Loan Bank System gives the banking subsidiaries the ability to borrow funds from the FHLB for short- or long-term purposes under a variety of programs.

         During the first quarter 2002, we relied more heavily on brokered deposits to fund growth in loans and investment securities as well as liquidity at our banks. For the remainder of 2002, we expect to continue to rely on brokered deposits for liquidity purposes if brokered rates continue to compare favorably to other sources of liquidity. Brokered deposits represented 28% of total deposits at March 31, 2002 compared to 17% of total deposits at December 31, 2001.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ASSET/LIABILITY MANAGEMENT POLICY

         As a continuing part of our financial strategy, we attempt to manage the impact of fluctuations in market interest rates on our net interest income. This effort entails providing a reasonable balance between interest rate risk, credit risk, liquidity risk and maintenance of yield. Asset/liability management policy is established by our Board of Directors and is monitored by management. Our asset/liability policy sets standards within which we are expected to operate. These standards include guidelines for exposure to interest rate fluctuations, liquidity, loan limits as a percentage of funding sources, exposure to correspondent banks and brokers, and reliance on non-core deposits. The policy also states the reporting requirements to the Board of Directors. The investment policy complements the asset/liability management policy by establishing criteria by which we may purchase securities. These criteria include approved types of securities, brokerage sources, terms of investment, quality standards, and diversification.

         We measure the impact of interest rate changes on our income statement through the use of gap analysis. The gap represents the net position of assets and liabilities subject to repricing in specified time periods. During any given time period, if the amount of rate sensitive liabilities exceeds the amount of rate sensitive assets, a company would generally be considered negatively gapped and would benefit from falling rates over that period of time. Conversely, a positively gapped company would generally benefit from rising rates. The following tables illustrate the estimated interest rate sensitivity and periodic and cumulative gap positions calculated as of March 31, 2002 and December 31, 2001:


                                                                    MARCH 31, 2002
                                          -------------------------------------------------------------------
                                                            TIME TO MATURITY OR REPRICING
                                          -------------------------------------------------------------------
                                                                (DOLLARS IN THOUSANDS)
                                                                                      OVER 5
                                          0-90 DAYS     91-365 DAYS    1-5 YEARS       YEARS         TOTAL
                                          ---------     -----------   ----------    ----------     ----------
INTEREST-EARNING ASSETS
Loans..............................       $473,074       $ 61,323     $  213,123    $   36,699     $  784,219
Investments........................        129,908         29,523         40,158       189,092        388,681
Federal funds sold.................          3,558             --             --            --          3,558
                                          --------       --------     ----------    ----------     ----------
Total interest-earning assets......       $606,540       $ 90,846     $  253,281    $  225,791     $1,176,458
                                          ========       ========     ==========    ==========     ==========
INTEREST-BEARING LIABILITIES
Interest-bearing demand............       $     --       $     --     $       --    $   54,214     $   54,214
Savings and money market...........        202,222        161,967             --         5,622        369,811
Time deposits......................        137,360        334,659         20,718         2,744        495,481
Funds borrowed.....................         90,824          9,000         75,699            --        175,523
                                          --------       --------     ----------    ----------     ----------
Total interest-bearing liabilities.       $430,406       $505,626     $   96,417    $   62,580     $1,095,029
                                          ========       ========     ==========    ==========     ==========
CUMULATIVE
Rate sensitive assets (RSA)........       $606,540       $697,386     $  950,667    $1,176,458
Rate sensitive liabilities (RSL)...        430,406        936,032      1,032,449     1,095,029
GAP (GAP=RSA-RSL)..................        176,134       (238,646)       (81,782)       81,429
RSA/RSL............................         140.92%         74.50%         92.08%       107.44%
RSA/Total assets...................          49.26          56.64          77.21         95.55
RSL/Total assets...................          34.96          76.03          83.86         88.94
GAP/Total assets...................          14.31          19.38           6.64          6.61
GAP/Total RSA......................          29.04          34.22           8.60          6.92


                                                                    DECEMBER 31, 2001
                                          -------------------------------------------------------------------
                                                            TIME TO MATURITY OR REPRICING
                                          -------------------------------------------------------------------
                                                                (DOLLARS IN THOUSANDS)
                                                                                      OVER 5
                                          0-90 DAYS     91-365 DAYS    1-5 YEARS       YEARS         TOTAL
                                          ---------     -----------   ----------    ----------     ----------
INTEREST-EARNING ASSETS
Loans................................     $467,083       $ 66,521     $  204,859    $   53,643     $  792,106
Investments..........................       95,269          8,516         45,147       183,511        332,443
Federal funds sold...................          518            --             --            --             518
                                          --------       --------     ----------    ----------     ----------
Total interest-earning assets........     $562,870       $ 75,037     $  250,006    $  237,154     $1,125,067
                                          ========       ========     ==========    ==========     ==========
INTEREST-BEARING LIABILITIES
Interest-bearing demand..............     $    --        $     --     $       --    $   52,061     $   52,061
Savings and money market.............      205,926        144,903             --         4,450        355,279
Time deposits........................      173,401        171,111         20,978         4,519        370,009
Funds borrowed.......................      168,102          8,500         75,000            --        251,602
                                          --------       --------     ----------    ----------     ----------
Total interest-bearing liabilities...     $547,429       $324,514     $   95,978    $   61,030     $1,028,951
                                          ========       ========     ==========    ==========     ==========
CUMULATIVE
Rate sensitive assets (RSA)..........     $562,870       $637,907     $  887,913    $1,125,067
Rate sensitive liabilities (RSL).....      547,429        871,943        967,921     1,028,951

GAP (GAP=RSA-RSL)....................       15,441       (234,036)       (80,008)       96,116
RSA/RSL..............................       102.82%         73.16%         91.73%       109.34%
RSA/Total assets.....................        47.83          54.21          75.45         95.61
RSL/Total assets.....................        46.52          74.10          82.25         87.44
GAP/Total assets.....................         1.31          19.89           6.80          8.17
GAP/Total RSA........................         2.74          36.69           9.01          8.54

         The following table shows the impact of an immediate 200 basis point change in interest rates as of March 31, 2002 and December 31, 2001. The effects are determined through the use of a simulation model based on our earning asset and interest-bearing liability portfolios, assuming the size of these portfolios remains constant from the balance sheet date throughout the one-year measurement period. The simulation assumes that assets and liabilities accrue interest on their current pricing basis. Assets and liabilities then reprice based on their terms and remain at that interest rate through the end of the measurement period. The model attempts to illustrate the potential change in net interest income if the foregoing occurred.


                                                             MARCH 31, 2002              DECEMBER 31, 2001
                                                        -------------------------     --------------------------
                                                        +200 BASIS     -200 BASIS     +200 BASIS      -200 BASIS
                                                          POINTS         POINTS         POINTS          POINTS
                                                        ----------     ----------     ----------      ----------
Percentage change in net interest income due to
   an immediate 200 basis point change in
   interest rates over a one-year time horizon....         6.6%           -7.4%           3.0%         -4.7%

         This table shows that if there had been an instantaneous parallel shift in the yield curve of -200 basis points on March 31, 2002 and December 31, 2001, we would suffer a decline in net interest income of -7.4% and -4.7%, respectively, over each one-year period. Conversely, a shift of +200 basis points would increase net interest income 6.6% over a one-year horizon based on March 31, 2002 balances, as compared to 3.0% measured on the basis of the December 31, 2001 portfolio.

         Changes in the effect on net interest income from a 200 basis point movement at March 31, 2002, compared to December 31, 2001 are due to the timing and nature of the repricing of rate sensitive assets to rate sensitive liabilities within the one year time frame. Although we are negatively gapped within one year, the asset sensitive position of the balance sheet in the first 90 days of the simulation, coupled with the timing of repricing within the 91 to 365 day bucket, would lead to an increase in net interest income from an immediate +200 basis point move. The difference in the effect on net interest income at March 31, 2002 as compared to December 31, 2001 is due to the differences in the timing, balances, and current rates versus simulated rates of repricing assets and liabilities. The difference between the two measurement periods is also a result of our increased asset sensitivity in the 90-day bucket because of an increase in FHLB stock and a decrease in fed funds purchased since year-end.

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

         (a)......Exhibits.

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

10.1 Amendment No. 1 to Loan Agreement dated as of February 11, 2002 between PrivateBancorp, Inc. and LaSalle Bank National Association.

10.2 Amendment No. 2 to Loan Agreement dated as of April 11, 2002 between PrivateBancorp, Inc. and LaSalle Bank National Association.

         (b)      Reports on Form 8-K.

                  (1) Current Report on Form 8-K dated January 22, 2002, filed with the SEC on January 22, 2002.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           PRIVATEBANCORP, INC.
                           (Registrant)

                           By:/s/ Ralph B. Mandell
                              --------------------------------------------------
                              Ralph B. Mandell,
                              Chairman, President and
                              Chief Executive Officer


                           By:/s/ Gary L. Svec
                              --------------------------------------------------
                              Gary L. Svec,
                              Chief Financial Officer
                              (principal financial officer)


                           By:/s/ Lisa M. O'Neill
                              --------------------------------------------------
                              Lisa M. O'Neill,
                              Controller
                              (principal accounting officer)



Date:    May 10, 2002

                                  EXHIBIT INDEX

Exhibit
  No.    Description
------   -----------

  3.1 Amended and Restated Certificate of Incorporation of PrivateBancorp, Inc. (filed as an exhibit to the Company's Form S-1 registration statement (File No. 333-77147) and incorporated herein by reference.)

  3.2    [Intentionally left blank]

  3.3 Amended and Restated By-laws of PrivateBancorp, Inc. (filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference.)

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

 10.1 Amendment No. 1 to Loan Agreement dated as of February 11, 2002 between PrivateBancorp, Inc. and LaSalle Bank National Association.

 10.2 Amendment No. 2 to Loan Agreement dated as of April 11, 2002 between PrivateBancorp, Inc. and LaSalle Bank National Association.