Form 10-Q
period 2002-06-30
PRIVATEBANCORP INC
filed 2002-08-14
CIK 889936

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2002

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
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)

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

================================================================================
       CLASS                                   OUTSTANDING AS OF AUGUST 5, 2002
--------------------------------------------------------------------------------
Common, no par value                                      4,929,661
================================================================================

                              PRIVATEBANCORP, INC.

                           FORM 10-Q QUARTERLY REPORT

                                TABLE OF CONTENTS

                                                                           Page
                                                                          Number
                                                                          ------

Selected Financial Data........................................................2

                                     PART I

Item 1.  Financial Statements..................................................4

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations............................................16

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........30

                                     PART II

Item 1.  Legal Proceedings....................................................32

Item 2.  Changes in Securities and Use of Proceeds............................32

Item 3.  Defaults upon Senior Securities......................................32

Item 4.  Submission of Matters to a Vote of Security Holders..................33

Item 5.  Other Information....................................................33

Item 6.  Exhibits and Reports on Form 8-K.....................................33

Signatures....................................................................35

SELECTED FINANCIAL DATA

         The following table summarizes certain selected unaudited consolidated financial information of PrivateBancorp, Inc. at or for the periods indicated. This information should be read in conjunction with the unaudited consolidated financial statements and related notes included pursuant to Item 1 of this report.

                                                                           QUARTER ENDED
                                                   -------------------------------------------------------------
                                                   06/30/02     03/31/02     12/31/01     09/30/01      06/30/01
                                                   --------     --------     --------     --------      --------
                                                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
SELECTED STATEMENT OF INCOME DATA:
Interest income:

   Loans, including fees......................     $ 12,665     $ 12,148     $ 12,311     $ 12,785      $ 12,877
   Federal funds sold and interest-bearing
      deposits................................            8           17           13           23            31
   Securities.................................        4,886        4,206        4,144        3,704         3,327
                                                   --------     --------     --------     --------      --------
      Total interest income...................       17,559       16,371       16,468       16,512        16,235
                                                   --------     --------     --------     --------      --------
Interest expense:
   Interest-bearing demand deposits...........          168          171          209          239           255
   Savings and money market deposit accounts..        1,763        1,719        2,224        2,844         2,861
   Other time deposits........................        3,810        4,323        4,028        4,273         4,479
   Funds borrowed.............................        1,353        1,309        1,602        1,637         1,545
   Trust preferred interest expense...........          485          485          485          485           485
                                                   --------     --------     --------     --------      --------
      Total interest expense..................        7,579        8,007        8,548        9,478         9,625
                                                   --------     --------     --------     --------      --------
   Net interest income........................        9,980        8,364        7,920        7,034         6,610
   Provision for loan losses..................        1,609          511        1,257          845           738
                                                   --------     --------     --------     --------      --------
   Net interest income after provision for
      loan losses.............................        8,371        7,853        6,663        6,189         5,872
                                                   --------     --------     --------     --------      --------
Non-interest income:
   Banking, trust services and other income...        1,802        1,542        1,149          902         1,024
   Securities gains (losses), net.............          274         (230)       1,191          365           353
                                                   --------     --------     --------     --------      --------
      Total non-interest income...............        2,076        1,312        2,340        1,267         1,377
                                                   --------     --------     --------     --------      --------
Non-interest expense:
   Salaries and employee benefits.............        3,469        3,214        2,519        2,303         1,855
   Occupancy expense, net.....................        1,206        1,139        1,325          985           960
   Data processing............................          374          308          420          303           268
   Marketing..................................          374          365          320          275           265
   Amortization of goodwill...................           --           --          206          206           206
   Professional fees..........................        1,027          891        1,090          575           743
   Insurance..................................          106           93           85           88            88
   Other expense..............................          557          462          661          606         1,014
                                                   --------     --------     --------     --------      --------
   Total non-interest expense.................        7,113        6,472        6,626        5,341         5,399
                                                   --------     --------     --------     --------      --------
   Income before income taxes.................        3,334        2,693        2,377        2,115         1,850
   Income tax provision.......................          724          549          459          524           492
                                                   --------     --------     --------     --------      --------
Net income....................................     $  2,610     $  2,144     $  1,918     $  1,591      $  1,358
                                                   ========     ========     ========     ========      ========
PER SHARE DATA:

Basic earnings................................     $   0.53     $   0.44     $   0.40     $   0.34      $   0.29
Diluted earnings..............................         0.50         0.42         0.39         0.32          0.28
Dividends.....................................         0.030        0.030        0.030        0.030         0.025
Book value (at end of period).................        14.57        13.20        12.97        13.07         12.35

                                                                           QUARTER ENDED
                                                   -------------------------------------------------------------
                                                   06/30/02     03/31/02     12/31/01     09/30/01      06/30/01
                                                   --------     --------     --------     --------      --------
                                                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
SELECTED FINANCIAL DATA (AT END OF PERIOD):
Total securities..............................     $392,090     $388,728     $332,933     $279,319      $224,505
Total loans...................................      865,778      782,434      780,771      715,977       666,262
Total assets..................................    1,332,008    1,231,208    1,176,768    1,041,975       944,887
Total deposits................................    1,074,475      981,865      850,495      801,146       750,494
Funds borrowed................................      154,499      155,523      231,488      137,956       106,128
Long-term debt-trust preferred securities.....       20,000       20,000       20,000       20,000        20,000
Total stockholders' equity....................       71,697       64,926       62,304       62,087        57,826
Trust assets under administration.............     $733,939     $758,242     $722,713     $684,842      $711,957

SELECTED FINANCIAL RATIOS AND OTHER DATA:
Performance Ratios:
   Net interest margin(1).....................         3.53%        3.18%        3.28%        3.17%         3.21%
   Net interest spread(2).....................         3.34         2.96         2.98         2.76          2.75
   Non-interest income to average assets......         0.65         0.36         0.86         0.49          0.57
   Non-interest expense to average assets.....         2.24         2.07         2.43         2.16          2.39
   Net overhead ratio(3)......................         1.59         1.71         1.57         1.67          1.82
   Efficiency ratio (4).......................         55.4         61.1         60.9         60.6          64.5
   Return on average assets (5)...............         0.82         0.73         0.70         0.64          0.60
   Return on average equity (6)...............        15.07        13.35        12.18        10.46          9.46
   Dividend payout ratio......................         5.66         6.88         7.51         8.94          8.62

Asset Quality Ratios:
   Non-performing loans to total loans........         0.37%        0.37%        0.41%        0.90%         0.37%
   Allowance for loan losses to:
      total loans.............................         1.14         1.12         1.06         1.06          1.04
      non-performing loans....................          313          303          262          118           282
   Net charge-offs (recoveries) to average
      total loans.............................         0.24         0.01         0.27         0.11          0.18
   Non-performing assets to total assets......         0.24         0.24         0.27         0.62          0.26

Balance Sheet Ratios:
   Loans to deposits..........................         80.6%        79.7%        91.8%        89.4%         88.8%
    Average interest-earning assets to
      average interest-bearing liabilities....        107.8        107.5        108.9        110.2         110.4

Capital Ratios:
   Total equity to total assets...............         5.38%        5.27%        5.29%        5.96%         6.12%
   Total risk-based capital ratio.............         9.37         9.93         9.71        10.55         10.98
   Tier 1 risk-based capital ratio............         7.84         8.37         8.18         8.88          9.17
   Leverage ratio.............................         6.07         6.25         6.64         6.99          7.26

------------------

(1) Net interest income, on a tax equivalent basis, divided by average interest-earning assets.
(2) Yield on average interest-earning assets less rate on average interest-bearing liabilities.
(3) Non-interest expense less non-interest income divided by average total assets.
(4) Non-interest expense divided by the sum of net interest income, on a tax equivalent, plus non-interest income.
(5)      Net income divided by average total assets.
(6)      Net income divided by average common equity.

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                      PRIVATEBANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                JUNE 30,       DECEMBER 31,        JUNE 30,
                                                                  2002             2001              2001
                                                              -----------      ------------      -----------
                                                              (UNAUDITED)                        (UNAUDITED)
ASSETS
Cash and due from banks.................................       $   39,625        $   22,283         $ 28,515
Federal funds sold and other short-term investments.....               75               518            7,305
                                                               ----------        ----------         --------
   Total cash and cash equivalents......................           39,700            22,801           35,820
                                                               ----------        ----------         --------
Loans held for sale.....................................            3,913            11,335              448
Available-for-sale securities, at fair value............          392,090           332,933          224,505
Loans, net of unearned discount.........................          865,778           780,771          666,262
Allowance for loan losses...............................           (9,909)           (8,306)          (6,896)
                                                               ----------        ----------         --------
Net loans...............................................          855,869           772,465          659,366
                                                               ----------        ----------         --------
Goodwill................................................           10,805            10,805           11,217
Bank premises and equipment, net........................            6,455             3,814            4,260
Accrued interest receivable.............................            8,741             7,262            5,992
Other assets............................................           14,435            15,353            3,279
                                                               ----------        ----------         --------
Total assets............................................       $1,332,008        $1,176,768         $944,887
                                                               ==========        ==========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits:
   Noninterest-bearing..................................          $81,421        $   73,146         $ 65,373
   Interest-bearing.....................................           54,694            52,061           44,436
Savings and money market deposit accounts...............          412,570           362,987          302,258
Brokered deposits.......................................          309,240           138,911           95,740
Other time deposits.....................................          216,550           223,390          242,687
                                                               ----------        ----------         --------
   Total deposits.......................................        1,074,475           850,495          750,494
Funds borrowed..........................................          154,499           231,488          106,128
Long term debt - trust preferred securities.............           20,000            20,000           20,000
Accrued interest payable................................            4,077             2,112            2,666
Other liabilities.......................................            7,260            10,369            7,773
                                                               ----------        ----------         --------
Total liabilities.......................................       $1,260,311        $1,114,464         $887,061
                                                               ----------        ----------         --------

STOCKHOLDERS' EQUITY
Preferred Stock, 1,000,000 shares authorized............               --                --               --
Common stock, without par value, $1 stated value;
   12,000,000 shares authorized; 4,921,580, 4,804,280,
   and 4,680,668 shares issued and outstanding as of
   June 30, 2002, December 31, 2001 and June 30, 2001,
   respectively.........................................       $    4,922        $    4,804         $  4,681
Surplus.................................................           42,299            41,516           40,590
Retained earnings.......................................           21,927            17,468           13,845
Accumulated other comprehensive income..................            4,231               323              616
Deferred compensation...................................             (732)             (857)            (956)
Loans to officers.......................................             (950)             (950)            (950)
                                                               ----------        ----------         --------
Total stockholders' equity..............................           71,697            62,304           57,826
                                                               ----------        ----------         --------
Total liabilities and stockholders' equity..............       $1,332,008        $1,176,768         $944,887
                                                               ==========        ==========         ========


           The accompanying notes to consolidated financial statements are an integral part of these statements.

                      PRIVATEBANCORP, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                      JUNE 30,                     JUNE 30,
                                                              ---------------------         ---------------------
                                                                 2002        2001              2002        2001
                                                              ---------   ---------         ---------   ---------
INTEREST INCOME
Loans, including fees.................................          $12,665     $12,877           $24,813     $25,879
Federal funds sold and interest bearing deposits......                8          31                25         208
Securities............................................            4,886       3,327             9,092       6,529
                                                                -------     -------           -------     -------
   Total interest income..............................           17,559      16,235            33,930      32,616
                                                                -------     -------           -------     -------

INTEREST EXPENSE
Deposits:
   Interest-bearing demand............................              168         255               339         475
   Savings and money market deposit accounts..........            1,763       2,927             3,482       6,544
   Brokered deposits and other time deposits..........            3,810       4,413             8,133       8,779
Funds borrowed........................................            1,353       1,545             2,662       3,052
Long-term debt - trust preferred securities...........              485         485               970         761
                                                                -------     -------           -------     -------
   Total interest expense.............................            7,579       9,625            15,586      19,611
                                                                -------     -------           -------     -------
   Net interest income................................            9,980       6,610            18,344      13,005
Provision for loan losses.............................            1,609         738             2,120       1,077
                                                                -------     -------           -------     -------
   Net interest income after provision for loan losses            8,371       5,872            16,224      11,928
                                                                -------     -------           -------     -------

NON-INTEREST INCOME
   Banking, trust services and other income...........            1,802       1,024             3,344       1,977
   Securities gains, net..............................              274         353                44         539
                                                                -------     -------           -------     -------
      Total non-interest income.......................            2,076       1,377             3,388       2,516
                                                                -------     -------           -------     -------

NON-INTEREST EXPENSE
Salaries and employee benefits........................            3,469       1,855             6,683       4,289
Occupancy expense, net................................            1,206         960             2,345       1,848
Professional fees.....................................            1,027         743             1,918       1,273
Goodwill amortization.................................               --         206                --         412
Other non-interest expense............................            1,411       1,635             2,639       2,863
                                                                -------     -------           -------     -------
   Total non-interest expenses........................            7,113       5,399            13,585      10,685
                                                                -------     -------           -------     -------
Income before income taxes............................            3,334       1,850             6,027       3,759
Income tax provision..................................              724         492             1,273       1,068
                                                                -------     -------           -------     -------
   Net income.........................................          $ 2,610     $ 1,358           $ 4,754     $ 2,691
                                                                =======     =======           =======     =======

Basic earnings per share..............................          $  0.53     $  0.29           $  0.97     $  0.58
Diluted earnings per share............................             0.50        0.28              0.92        0.56


           The accompanying notes to consolidated financial statements are an integral part of these statements.

                      PRIVATEBANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
               SIX MONTHS ENDED JUNE 30, 2002 AND 2001 (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                             ACCUMULATED
                                                               OTHER                                      TOTAL
                            COMMON               RETAINED   COMPREHENSIVE    DEFERRED      LOANS TO    STOCKHOLDERS'
                             STOCK     SURPLUS   EARNINGS      INCOME       COMPENSATION   OFFICERS       EQUITY
                             -----     -------   --------   -------------   ------------   --------    ------------
BALANCE, JANUARY 1,
   2001................     $4,624     $40,107   $11,388       $ (118)       $  (802)       $(950)       $54,249
Net income.............         --          --     2,691           --             --           --          2,691
Net increase in fair
   value of securities
   classified as
   available-for-sale,
   net of income taxes
   and reclassification         --          --        --          734             --           --            734
   adjustments.........
                            ------     -------   -------       ------        -------        -----        -------
Total comprehensive
   income..............         --          --     2,691          734             --           --          3,425
                            ------     -------   -------       ------        -------        -----        -------
Cash dividends declared
   ($0.05 per share)...         --          --      (234)          --             --           --           (234)
Issuance of common
   stock...............         57         483        --           --           (364)          --            176
Awards granted.........         --          --        --           --             93           --             93
Amortization of
   deferred
   compensation........         --          --        --           --            117           --           117
                            ------     -------   -------       ------        -------        -----        -------
BALANCE, JUNE 30, 2001      $4,681     $40,590   $13,845       $  616        $  (956)       $(950)       $57,826
                            ======     =======   =======       ======        =======        =====        =======

BALANCE, JANUARY 1,
   2002                     $4,804     $41,516   $17,468       $  323        $  (857)       $(950)       $62,304
Net income.............         --          --     4,754           --             --           --          4,754
Net increase in fair
   value of securities
   classified as
   available-for-sale,
   net of income taxes
   and
   reclassification
   adjustments.........         --          --        --        3,908             --           --          3,908
                            ------     -------   -------       ------        -------        -----        -------
Total comprehensive
   income                       --          --     4,754        3,908             --           --          8,662
                            ------     -------   -------       ------        -------        -----        -------
Cash dividends
   declared ($0.06 per
   share)..............         --          --      (295)          --             --           --           (295)
Issuance of common
   stock...............        118         783        --           --             --           --            901
Awards granted.........         --          --        --           --            (38)          --            (38)
Amortization of
   deferred
   compensation........         --          --        --           --            163          --             163
                            ------     -------   -------       ------        -------        -----        -------
BALANCE, JUNE 30, 2002      $4,922     $42,299   $21,927       $4,231        $  (732)       $(950)       $71,697
                            ======     =======   =======       ======        =======        =====        =======


           The accompanying notes to consolidated financial statements are an integral part of these statements.

                      PRIVATEBANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               SIX MONTHS ENDED JUNE 30, 2002 AND 2001 (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                          SIX MONTHS ENDED
                                                                                              JUNE 30,
                                                                                       -----------------------
                                                                                         2002            2001
                                                                                       -------         -------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income.....................................................................       $  4,754         $ 2,691
                                                                                      --------         -------
Adjustments to reconcile net income to net cash provided by operating activities
   Depreciation and amortization...............................................            643             673
   Goodwill amortization.......................................................             --             412
   Johnson Bank Illinois purchase accounting fair value accretion, net.........            (45)           (145)
   Amortization of deferred compensation.......................................            163             117
   Provision for loan losses...................................................          2,120           1,077
   Net gain on sale of securities..............................................            (44)           (539)
   Net proceeds from loans held for sale.......................................          7,422             258
   Decrease in deferred loan fees..............................................            592            (163)
   Increase in accrued interest receivable.....................................         (1,479)           (468)
   Increase in accrued interest payable........................................          1,965            (886)
   Decrease (Increase) in other assets.........................................            536          (1,467)
   (Decrease) Increase in other liabilities....................................         (4,133)          3,188
                                                                                      --------         -------
   Total adjustments...........................................................          7,740           2,057
                                                                                      --------         -------
   Net cash provided by operating activities...................................         12,494           4,748
                                                                                      --------         -------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities, paydowns, and sales of securities....................         78,091          62,966
Purchase of securities available-for-sale......................................       (131,282)       (113,626)
Net loan principal advanced ...................................................        (86,072)        (67,569)
Bank premises and equipment expenditures.......................................         (3,290)           (752)
                                                                                      --------         -------
   Net cash used in investing activities.......................................       (142,553)       (118,981)
                                                                                      --------         -------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in total deposits.................................................        223,987          80,256
Issuance of common stock.......................................................            862             269
Issuance of trust preferred securities.........................................             --          20,000
Dividends paid.................................................................           (295)           (234)
Net (decrease) increase in funds borrowed......................................        (77,596)          9,249
                                                                                      --------         -------
   Net cash provided by financing activities...................................        146,958         109,540
                                                                                      --------         -------
Net increase (decrease) in cash and cash equivalents...........................         16,899          (4,693)
Cash and cash equivalents at beginning of year.................................         22,801          40,513
                                                                                      --------         -------
Cash and cash equivalents at end of period.....................................       $ 39,700         $35,820
                                                                                      ========         =======

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

         The annualized results of operations for the six months ended June 30, 2002 are not necessarily indicative of the results expected for the full year ending December 31, 2002. The accompanying consolidated financial statements are unaudited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, or cash flows in accordance with generally accepted accounting principles. The June 30, 2002 consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-K (File No. 000-25887).

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

                          NOTE 2 -- EARNINGS PER SHARE

         The following table shows the computation of basic and diluted earnings per share (in thousands except per share data):

                                                                  SIX MONTHS ENDED
                                                                       JUNE 30,
                                                               ----------------------
                                                                2002            2001
                                                               ------          ------
Net Income...............................................      $4,754          $2,691
Average common shares outstanding........................       4,889           4,665
Average common shares equivalent(1)......................         251             154
                                                               ------          ------

Weighted average common shares and common share
   equivalents...........................................       5,140           4,819
                                                               ======          ======
Net income per average common share - basic..............      $ 0.97          $ 0.58
Net income per average common share - diluted............      $ 0.92          $ 0.56

------------------
(1) Common shares equivalent result from stock options being treated as if they had been exercised and are computed by application of the treasury stock method.

                        NOTE 3 - NEW ACCOUNTING STANDARDS

         In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets."

         SFAS No. 141 applies to all business combinations completed after June 30, 2001. All future business combinations must be recorded using the purchase method of accounting. As the Company contemplates further acquisitions as part of its growth strategy, this Statement will likely have an impact on the Company's future financial statements.

         SFAS No. 142 supersedes APB Opinion No. 17 "Intangible Assets" and addresses the accounting of intangible assets and goodwill. Adoption of this Statement was required beginning January 1, 2002 in relation to all of the Company's goodwill and intangible assets. Early application of this standard is not permitted. The Statement discontinues the regular amortization of goodwill and a transitional impairment test of goodwill is required as of January 1, 2002. An annual impairment test of goodwill is required every year thereafter. Impairment losses from goodwill recognized in the initial application of this Statement are to be reported as resulting from a change in accounting principle. Impairment losses in subsequent years will be recorded as operating expenses. Goodwill at June 30, 2002 totaled $10.8 million. The Company's impairment evaluation has been completed as of January 1, 2002, and no goodwill impairment has been recorded as of June 30, 2002. Any future acquisitions completed by the Company will also be subject to this Statement.

         The following table shows the effect of adopting SFAS No. 142 (in thousands, except per share data):

                                                  SIX MONTHS ENDED
                                            ---------------------------
                                            JUNE 30, 2002 JUNE 30, 2001
                                            ------------- -------------
                                                  (IN THOUSANDS)

Reported net income..................         $4,754            $2,691
Add: Goodwill amortization (net of
   tax) .............................             --               288
                                              ------            ------
Adjusted net income..................         $4,754            $2,979
                                              ======            ======
Basic earnings per share:
Reported basic earnings per share....         $ 0.97            $ 0.58
Add: Goodwill amortization (net of
   tax) .............................             --               .06
                                              ------            ------
Adjusted basic earnings per share....         $ 0.97            $ 0.64
                                              ======            ======
Diluted earnings per share:
Reported diluted earnings per share..         $ 0.92            $ 0.56
Add: Goodwill amortization (net of
   tax) .............................             --               .06
                                              ------            ------
Adjusted diluted earnings per share..         $ 0.92            $ 0.62
                                              ======            ======



         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." SFAS No. 144 supersedes SFAS No. 121 and the accounting and reporting provisions of APB Opinion No. 30. The Statement addresses the accounting for a segment of a business accounted for as a discontinued operation and the accounting for the disposition of long-lived assets. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company adopted the Statement in the first quarter of 2002 with no material effect on the Company's results of operations.

                           NOTE 4 - OPERATING SEGMENTS

         For purposes of making operating decisions and assessing performance, management regards The PrivateBank (Chicago), The PrivateBank (St. Louis), Wealth Management and the Holding Company as four operating segments. The Company's investment portfolios are included in total assets and reported in the results of The PrivateBank (Chicago) and The PrivateBank (St. Louis), respectively. The business segments summarized below and in the following tables are primarily managed with a focus on various performance objectives including total assets, total deposits, borrowings, gross loans, total capital and net income.

THE PRIVATEBANK (CHICAGO)

         The PrivateBank (Chicago), through its main office located in downtown Chicago as well as six full-service Chicago suburban locations, provides personal and commercial banking services primarily to affluent individuals, professionals, entrepreneurs and their business interests.

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

         Individual banking services include interest bearing checking, money market accounts, certificates of deposit, ATM/debit cards and investment brokerage accounts. Additionally, The PrivateBank (Chicago) offers secured and unsecured personal loans and lines of credit. Through The PrivateBank (Chicago)'s affiliations with Mesirow Financial, Inc. and Sterling Investment Services, Inc., clients have access to insurance products and securities brokerage services. The PrivateBank (Chicago) also offers domestic and international wire transfers and foreign currency exchange. During the second quarter of 2002, the PrivateBank (Chicago) introduced an Index Powered Certificate of Deposit product ("IPCD") with a five-year term. This non-fee based, FDIC-insured product is a five-year certificate of deposit with a yield based on the performance of the S&P 500.

                                           THE PRIVATEBANK (CHICAGO)
                                           -------------------------
                                                    JUNE 30,
                                           -------------------------
                                              2002           2001
                                           ------------  -----------
                                                  (IN THOUSANDS)

Total gross loans..................        $ 768,426        $623,588
Total assets.......................        1,211,006         893,168
Total deposits.....................          991,147         714,297
Total borrowings...................          110,999          93,378
Total capital......................           97,604          74,209
Year-to-date net income............            5,987           3,969


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

                                           THE PRIVATEBANK (ST. LOUIS)
                                           ---------------------------
                                                    JUNE 30,
                                           ---------------------------
                                              2002            2001
                                           -------------  ------------
                                                  (IN THOUSANDS)

Total gross loans...................       $  98,968      $   43,666
Total assets........................         118,519          51,644
Total deposits......................          83,670          36,683
Total borrowings....................          23,500           7,500
Total capital.......................          10,554           6,870
Year-to-date net income (loss)......             278            (288)

WEALTH MANAGEMENT

         Wealth Management includes investment management, personal trust and estate services, custodial services, retirement accounts and brokerage, financial planning, and investment services. Investment management professionals work with wealth management clients to define objectives, goals and strategies of the clients' investment portfolios. Wealth Management personnel assist trust clients with the selection of an outside portfolio manager to direct account investments. Trust and estate account administrators work with clients and their attorneys to establish estate plans. Consistent with the Company's philosophy, Wealth Management emphasizes a high level of personal service, including prompt collection and reinvestment of interest and dividend income, weekly valuation, tracking of tax information, customized reporting and ease of security settlement.

                                                WEALTH MANAGEMENT
                                           ---------------------------
                                                    JUNE 30,
                                           ---------------------------
                                              2002            2001
                                           -------------  ------------
                                                  (IN THOUSANDS)

Trust assets under administration...         $733,914       $711,957
Trust fee revenue...................            1,502          1,398
Year-to-date net income.............              236            300


         The following table indicates the breakdown of our trust assets under administration at June 30, 2002 by account classification and related gross revenue for the six months ended June 30, 2002:

                                          AT OR FOR THE THREE MONTHS
                                              ENDED JUNE 30, 2002
                                         ---------------------------
                                          MARKET VALUE     REVENUE
                                         --------------  -----------
             ACCOUNT TYPE                        (IN THOUSANDS)

Personal trust--managed..............       $243,183        $ 740
Agency--managed......................        148,552          449
Custody.............................         287,608          272
Employee benefits--managed...........         54,571           41
                                            --------       ------
   Total............................        $733,914       $1,502
                                            ========       ======


HOLDING COMPANY ACTIVITIES

         Holding Company Activities consist of parent company only matters. The Holding Company's most significant assets are its net investments in its two banking subsidiaries, The PrivateBank (Chicago) and The PrivateBank (St. Louis). During the first quarter 2001, in connection with the issuance of $20.0 million of 9.50% trust preferred securities, the Holding Company issued $20.0 million of 9.50% subordinated debentures which are accounted for as long-term debt and also qualify as Tier 1 and Tier 2 capital (see note 9). The Tier 1 qualifying amount is limited to 25% of Tier 1 capital under Federal Reserve regulations. The excess amount qualifies as Tier 2 capital. Holding Company Activities are reflected primarily by interest expense on borrowings and operating expenses. Recurring holding company operating expenses consist of compensation (amortization of restricted stock awards, other salary expense) and miscellaneous professional fees. In May of 2002, PrivateBancorp, Inc. acquired an office building located in St. Charles, Illinois, for $1.8 million from Towne Square Realty. The St. Charles location of The PrivateBank (Chicago) continues to lease space in the building and pays rent to the Holding Company at the same terms and conditions as was paid to the prior owner.

                                           HOLDING COMPANY ACTIVITIES
                                          ----------------------------
                                                   JUNE 30,
                                          ----------------------------
                                             2002               2001
                                          ----------          --------
                                                  (IN THOUSANDS)

Total assets.......................       $ 111,759           $ 83,082
Total borrowings...................          20,000              5,250
Long-term debt - trust preferred
   securities......................          20,000             20,000
Interest expense...................           1,189              1,036
Total capital......................          71,697             57,826
Year-to-date net loss..............          (1,747)            (1,290)


         The following table reconciles the differences between the sum of the reportable segments and the reported consolidated balance of total assets:

                                                  TOTAL ASSETS
                                          ----------------------------
                                                   JUNE 30,
                                          ----------------------------
                                             2002              2001
                                          ------------     -----------
                                                  (IN THOUSANDS)

Sum of reportable segments..........       $1,441,284      $1,027,894
Adjustments.........................         (109,276)        (83,007)
                                           ----------      ----------
Consolidated PrivateBancorp, Inc....       $1,332,008        $944,887
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

             NOTE 5 -- ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying values and estimated fair values of financial instruments as of June 30, 2002 have not materially changed on a relative basis from the carrying values and estimated fair values of financial instruments disclosed as of December 31, 2001, except for the fair value of the interest rate swap executed by the Company, which is recorded at a fair value of $2.1 million as of June 30, 2002, an increase of $352,000 since December 31, 2001. In 2001 we entered into our first interest rate swap transaction in which we agreed to receive a fixed rate in exchange for payment of a floating rate based on an agreed-upon notional amount. The fair value of the swap was $1.7 million on December 31, 2001. The interest rate swap has been designated as a fair value hedge of a fixed-rate $25.0 million advance with the Federal Home Loan Bank of Chicago (FHLB).


                      NOTE 6 -- OTHER COMPREHENSIVE INCOME

         Change in the fair value of securities available-for-sale is presented on a net basis on the Consolidated Statement of Changes in Stockholders' Equity. The following table discloses the changes in other accumulated comprehensive income for the six months ended June 30, 2002 and 2001, on a gross basis (in thousands):


                                                                        JUNE 30, 2002
                                                           ----------------------------------------
                                                           BEFORE             TAX             NET OF
                                                            TAX            (BENEFIT)           TAX
                                                           AMOUNT           EXPENSE           AMOUNT
                                                           ------           -------           ------
Unrealized gains on securities available-for-sale--
Unrealized holding gains, net.....................         $4,998           $1,055           $3,943
Less:  reclassification adjustment for net gains
   included in net income.........................             44                9               35
                                                           ------           ------           ------
Unrealized gains, net.............................         $4,954           $1,046           $3,908
                                                           ======           ======           ======

                                                                        JUNE 30, 2001
                                                           ----------------------------------------
                                                           BEFORE             TAX             NET OF
                                                            TAX            (BENEFIT)           TAX
                                                           AMOUNT           EXPENSE           AMOUNT
                                                           ------           -------           ------
Unrealized gains on securities available-for-sale--
Unrealized holding gains, net.....................         $1,564            $444             $1,120
Less:  reclassification adjustment for net gains
   included in net income.........................            539             153                386
                                                           ------            ----             ------
Unrealized gains, net.............................         $1,025            $291             $  734
                                                           ======            ====             ======


                         NOTE 7 -- CAPITAL TRANSACTIONS

         During the second quarter of 2002, the Company contributed capital of $1.25 million to The PrivateBank (Chicago) and $2.0 million to The PrivateBank (St. Louis) to support growth at both of the subsidiaries.

                            NOTE 8 -- FUNDS BORROWED

         A summary of all funds borrowed and outstanding at June 30, 2002, December 31, 2001 and June 30, 2001 is presented in the table below:

                                                    CURRENT                   JUNE 30,    DECEMBER 31,    JUNE 30,
AMOUNT                                               RATE       MATURITY        2002          2001          2001
------                                              -------     --------      --------    ------------    --------
                                                                                          (IN THOUSANDS)

Borrowing under revolving line of credit
     facility.................................       3.50%      04/11/03      $ 15,000      $  5,000      $    250
Subordinated note.............................       3.89        2/11/07         5,000         5,000         5,000
FHLB open line advance........................       1.74          daily            --        25,000            --
FHLB fixed advance (1)........................       6.50       10/23/05        25,493        24,886        25,000
FHLB fixed advance............................       6.21       12/05/03        30,000        30,000        30,000
FHLB fixed advance............................       4.30       02/01/02            --        25,000        25,000
FHLB fixed advance............................       6.49       11/13/01            --            --         2,000
FHLB fixed advance............................       5.91       06/21/02            --           500           500
FHLB fixed advance............................       2.46       06/16/03           500            --            --
FHLB fixed advance............................       5.89       12/20/02         1,000         1,000         1,000
FHLB fixed advance............................       2.38       01/13/03         1,000         1,000         1,000
FHLB fixed advance............................       5.33       07/22/02         1,000         1,000         1,000
FHLB fixed advance............................       2.98       03/10/03         1,000         1,000         1,000
FHLB fixed advance............................       2.70       05/08/03         1,000         1,000         1,000
FHLB fixed advance............................       2.39       11/12/02         5,000         5,000            --
FHLB fixed advance............................       2.74        7/17/03         1,000            --            --
Federal funds purchased.......................       2.11          daily        65,000       103,000        10,000
Demand repurchase agreements (2)..............       1.60          daily         2,506         3,102         3,378
                                                                              --------      --------      --------
     Total funds borrowed.....................                                $154,499      $231,488      $106,128
                                                                              ========      ========      ========

________________
(1) This FHLB advance is subject to a fair value hedge utilizing an interest rate swap with a fair value of $2.1 million. The contractual par amount on the advance is $25.0 million.
(2) Demand repurchase agreements are a form of retail repurchase agreements offered to certain clients of The PrivateBank (Chicago). Funds are swept each business day from the client's demand deposit account. These amounts are not deposits and are not insured, but are secured by a pool of securities pledged specifically for this purpose.


         On February 11, 2002, the Company renewed the term on an $18.0 million revolving credit facility with a commercial bank originally entered into on February 11, 2000. On April 11, 2002, the loan agreement was amended and the revolving line was increased to $25.0 million. The interest rate on borrowings under this revolving line resets quarterly, and is based on, at our option, either the lender's prime rate or six-month LIBOR plus 120 basis points with a floor of 3.50%. The Company has elected to pay interest based on the six-month LIBOR rate plus 120 basis points. The initial rate of interest on the revolver was 7.20%, and most recently reset to 3.50% on June 27, 2002. The collateral for this borrowing consists of the common stock of The PrivateBank (Chicago) and The PrivateBank (St. Louis), which is held in custody by the lender. As of June 30, 2002, the outstanding balance was $15.0 million.

         On February 11, 2000, the Company entered into a subordinated note issued to Johnson International, Inc. and subsequently sold to a third party, in the principal amount of $5.0 million. The interest on the subordinated note is reset each quarter based on the six-month LIBOR rate. The note is payable in full on or before February 11, 2007, and provides for certain rate escalation beginning after February 11, 2002. On February 11, 2002, the interest rate increased from LIBOR +50 basis points to LIBOR +200 basis points. This pricing is in effect until February 11, 2004, at which point the pricing increases to LIBOR +350 until maturity on February 11, 2007. The average rate of interest on the subordinated note was 3.89% during the second quarter of 2002 compared to 3.27% during the second quarter of 2001 and most recently reset to 3.89% on February 11, 2002. The Company has the right to repay the subordinated note at any time after giving at least 30 days, but not more than 60 days advance notice.

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

         The Company has guaranteed the payment of distributions on and payments upon liquidation or redemption of the trust preferred securities, in each case to the extent of funds held by the trust. The Company and the trust believe that, taken together, the obligations of the Company under the guarantee, the debentures and other related agreements provide, in the aggregate, a full, irrevocable and unconditional guarantee, on a subordinated basis, of all of the obligations of the trust under the trust preferred securities.

         The trust preferred securities are recorded as long-term debt of the Company. The aggregate principal amount of the trust preferred securities outstanding is $20 million. As of June 30, 2002, the entire amount of the preferred securities is eligible for treatment as Tier I capital as allowed by the Federal Reserve. At June 30, 2002, the unamortized balance of the underwriting commissions paid and offering expenses was $1.1 million and is classified as part of other assets on the balance sheet. This amount is being amortized on a straight-line basis until maturity. The amortization is recognized as interest expense on the income statement.

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

         Non-interest income consists primarily of net security gains (losses) and wealth management fee income, and to a lesser extent, fees for ancillary banking services. Non-interest income from fees and deposit service charges are below peer group levels. This is largely the result of the profile of our typical client. Our clients tend to have larger deposit account balances than customers of traditional banks. Because average balances tend to be high, we do not earn the same level of service charge income typical of many retail banks.

         Non-interest expense includes salaries and employee benefits as well as occupancy, data processing, marketing, professional fees, insurance and other expenses. Non-interest expenses are influenced by the growth of operations. Our growth directly affects the majority of our expense categories. Profitability and expense ratios were negatively impacted during the second quarter of 2001 due to the start-up nature of operations in St. Louis. The PrivateBank (St. Louis) began to operate profitably during the fourth quarter of 2001 and has had a positive impact on our profitability in 2002. During the second quarter 2002, The PrivateBank (St. Louis) had earnings of $155,568 versus a loss of $78,474 in the prior year period. During the remainder of 2002, we expect profitability and expense ratios to continue to improve relative to 2001.

         The Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited consolidated financial statements included herein. Reference should also be made to our accounting policies set out in the notes to the consolidated financial statements. Certain critical policies involve estimates and assumptions by management. By their nature, changes in these assumptions and estimates could significantly affect our financial position or results of operations. Actual results could differ from those estimates. Estimates and judgments regarding the determination of the adequacy of the reserve for loan losses, as described in both Management's Discussion and Analysis and in the financial statement notes included in the Company's Form 10-K for the year ended December 31, 2001, is of particular significance to us. In addition, effective January 1, 2002, we adopted SFAS No. 142, which requires an annual impairment test of goodwill.

    RESULTS OF OPERATIONS - THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001

NET INCOME

         Net income for the second quarter ended June 30, 2002 was $2.6 million, an increase of 92% over second quarter 2001 net income of $1.4 million. Earnings per share increased 79% to $0.50 per diluted share for the second quarter 2002 compared to second quarter 2001 earnings per diluted share of $0.28. Net income for the six months ended June 30, 2002 increased 77% to $4.8 million, or $0.92 per diluted share, compared to $2.7 million, or $0.56 per diluted share, for the same period last year. The increase in net income during the second quarter 2002 reflects the positive impact on net interest income and net interest margin that resulted from growth in earning assets, continued high credit quality and improved operating efficiencies as compared to the prior year quarter.

         For the remainder of 2002, we expect to experience continued growth in our balance sheet and in earnings. We expect our earnings will exceed the high end of current analysts' estimates for 2002 of $1.84 per share. For 2003, we are targeting a minimum 15% return on average equity and a minimum 15% growth in earnings per share. Additionally, we have a goal of growing fee-based income to 30% of total revenues by the end of 2005.

         As of June 30, 2002, the Company had outstanding stock options to purchase a total of 575,785 shares, all of which are considered "in the money" based on the average stock price for the period and therefore are taken into account for purposes of the diluted earnings per share calculation. The dilution calculation is based on the number of new shares the Company would have had to issue to satisfy option exercises assuming all "in the money" options were exercised and that the exercise proceeds payable to the Company were used to purchase shares in the market at the average stock price for the earnings period. The remaining number of shares issuable upon the option exercises are assumed to have been issued and to be outstanding for purposes of computing diluted earnings per share. The following table illustrates the impact diluted earnings per share for the six months ended June 30, 2002 assuming parallel changes in the period-end market value and average market value of the Company's stock over the price range shown. The results in the table indicate that diluted earnings per share are somewhat negatively impacted as the stock price increases, since the Company would have been assumed to have issued more shares for purposes of computing diluted earnings per share. Conversely, as the stock price decreases, diluted earnings per share would be somewhat positively impacted since the Company would be assumed to have issued fewer shares for purposes of the calculation. The impact of stock price changes on the dilutive effect of options would be more significant if all of the options were not in the money within the illustrated stock price range.


                                                       AVERAGE       DILUTIVE
                                        CLOSING        MARKET         SHARES       RESULTING
    ASSUMED SCENARIOS                MARKET VALUE     VALUE (1)     (IN 000'S)      YTD EPS
-------------------------            ------------     ---------     ----------     ---------
ACTUAL AS REPORTED                      $ 30.15        $ 25.79         251          $ 0.92
-------------------------            ------------     ---------     ----------     ---------

Decrease $10......................      $ 20.15        $ 15.79         104          $ 0.95
Decrease $5.......................        25.15          20.79         187            0.94
Increase $5.......................        35.15          30.79         296            0.92
Increase $10......................        40.15          35.79         328            0.91
Increase $15......................        45.15          40.79         352            0.91
Increase $20......................        50.15          45.79         371            0.90
Increase $25......................        55.15          50.79         386            0.90

------------------
(1) Average market value is calculated by averaging each trading day's high and low sale price on the NASDAQ National Market.

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

         Net interest income (on a tax equivalent basis) totaled $10.8 million for the three months ended June 30, 2002, an increase of 54% over second quarter 2001 net interest income of $7.0 million, due to growth in average earning assets between periods as well as improvements in net interest margin. Average earning assets during the period were $1.2 billion, compared to $864.0 million in the prior year quarter, an increase of 40%. Net interest margin (on a tax equivalent basis) for the three months ended June 30, 2002 was 3.53%, up from 3.21% in the prior year second quarter and 3.18% in the first quarter of 2002.

         Net interest income on a tax equivalent basis was $19.8 million during the six months ended June 30, 2002 compared to $13.7 million for the same period in 2001, an increase of 45%. Net interest margin (on a tax equivalent basis) was 3.36% for the six months ended June 30, 2002, up from 3.26% in the prior year period and 3.18% in the first quarter of 2002. The improvement in net interest margin compared to the first quarter of 2002 was primarily attributable to decreases in our cost of funds resulting from maturing funding sources that have been replaced at lower rates. During the third quarter of 2002, we expect to experience continued stabilization in net interest margin, as compared to 2001, as market rates of interest have remained stable throughout 2002.

         The following tables present a summary of our net interest income and related net interest margin, calculated on a tax equivalent basis (dollars in thousands):

                                                              THREE MONTHS ENDED JUNE 30,
                                      -------------------------------------------------------------------------
                                                      2002                                    2001
                                      ---------------------------------        --------------------------------
                                        AVERAGE                                 AVERAGE
                                        BALANCE       INTEREST     RATE         BALANCE       INTEREST     RATE
                                      ----------      --------     ----        --------       --------     ----
Short-term investments............    $    1,964      $     8      1.76%       $  2,724       $    31      4.46%
Investment securities(1)..........       393,915        5,676      5.77%        212,536         3,711      6.98%
Loans, net of unearned discount(2)       817,370       12,665      6.16%        648,759        12,877      7.90%
                                      ----------      -------                  --------       -------
Total earning assets..............    $1,213,249      $18,349      6.03%       $864,019       $16,619      7.67%
                                      ==========      =======                  ========       =======
Interest-bearing deposits.........    $  960,628      $ 5,741      2.40%       $651,838       $ 7,594      4.67%
Funds borrowed....................       144,576      $ 1,353      3.70%        110,708         1,545      5.52%
Long-term debt - Trust Preferred
   Securities.....................        20,000          485      9.70%         20,000           485      9.70%
                                      ----------      -------                  --------       -------
Total interest-bearing liabilities    $1,125,204        7,579      2.69%       $782,546         9,624      4.92%
                                      ==========      -------                  ========       -------
Tax equivalent net interest income                    $10,770                                 $ 6,995
                                                      =======                                 =======
Net interest spread...............                                 3.34%                                   2.75%
Net interest margin...............                                 3.53%                                   3.21%

                                                              SIX MONTHS ENDED JUNE 30,
                                      ---------------------------------------------------------------------------
                                                      2002                                    2001
                                      ---------------------------------        ----------------------------------
                                        AVERAGE                                 AVERAGE
                                        BALANCE       INTEREST     RATE         BALANCE       INTEREST      RATE
                                      ----------      --------     ----        --------       --------      ----

Short-term investments............    $    2,846      $    25      1.78%       $  7,498       $   208      5.51%
Investment securities(1)..........       373,876       10,570      5.67%        200,363         7,177      7.16%
Loans, net of unearned discount(2)       799,314       24,813      6.21%        624,220        25,879      8.30%
                                      ----------      -------                  --------       -------
Total earning assets..............    $1,176,036      $35,408      6.03%       $832,081       $33,264      8.00%
                                      ==========      =======                  ========       =======
Interest-bearing deposits.........    $  931,931      $11,954      2.59%       $638,487       $15,798      4.99%
Funds borrowed....................       140,302        2,662      3.77%        100,967         3,052      6.01%
Long-term debt - Trust Preferred
   Securities(3)..................        20,000          970      9.70%         15,801           761      9.57%
                                      ----------      -------                  --------       -------
Total interest-bearing liabilities    $1,092,232       15,586      2.87%       $755,255        19,611      5.22%
                                      ==========      -------                  ========       -------
Tax equivalent net interest income                    $19,822                                 $13,653
                                                      =======                                 =======
Net interest spread...............                                 3.16%                                   2.78%
Net interest margin...............                                 3.36%                                   3.26%

------------------
(1)     Interest income on tax-advantaged investment securities reflects a tax equivalent adjustment based on a marginal federal corporate tax rate of
        34%. The total tax equivalent adjustment reflected in the above table is approximately $790,000 and $384,000 in the second quarters of 2002 and
        2001, respectively, and $1.5 million and $648,000 for the six months ended 2002 and 2001, respectively.
(2)     Nonaccrual loans are included in the average balances and do not have a material effect on the average yield. Interest due on non-accruing loans was not material for the periods presented.
(3)     The trust preferred securities pay a 9.50% fixed rate of interest.  The yield for 2001 is based on the interest period from February 8, 2001 to June 30, 2001.

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

                        THREE MONTHS ENDED JUNE 30, 2002
                  COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

                                            CHANGE        CHANGE
                                            DUE TO        DUE TO        CHANGE        TOTAL
                                             RATE         VOLUME      DUE TO MIX     CHANGE
                                            ------        -------     ----------     ------
                                                         (DOLLARS IN THOUSANDS)
Short-term investments................     $   (18)       $   (8)      $     3      $   (23)
Investment securities.................        (641)        3,156          (550)       1,965
Loans, net of unearned discount.......      (2,814)        3,321          (719)        (212)
                                            ------        ------       -------       ------
   Total interest income..............      (3,473)        6,469        (1,266)       1,730
                                            ------        ------       -------       ------
Interest-bearing deposits.............      (3,689)        3,595        (1,759)      (1,853)
Funds borrowed........................        (502)          466          (156)        (192)
Long-term debt - Trust Preferred
   Securities.........................          --            --           --            --
                                            ------        ------       -------       ------
   Total interest expense.............      (4,191)        4,061        (1,915)      (2,045)
                                            ------        ------       -------       ------
Net interest income...................     $   718        $2,408       $   649      $ 3,775
                                            ------        ------       -------       ------


                         SIX MONTHS ENDED JUNE 30, 2002
                   COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

                                            CHANGE        CHANGE
                                            DUE TO        DUE TO        CHANGE        TOTAL
                                             RATE         VOLUME      DUE TO MIX     CHANGE
                                            ------        -------     ----------     ------
                                                         (DOLLARS IN THOUSANDS)

Short-term investments................     $  (139)      $  (127)      $    83      $  (183)
Investment securities.................      (1,480)        6,161        (1,288)       3,393
Loans, net of unearned discount.......      (6,469)        7,207        (1,804)      (1,066)
                                           -------       -------       -------      -------
   Total interest income..............      (8,088)       13,241        (3,009)       2,144
                                           -------       -------       -------      -------
Interest-bearing deposits.............      (7,599)        7,261        (3,505)      (3,843)
Funds borrowed........................      (1,122)        1,172          (440)        (390)
Long-term debt - Trust Preferred                            199
   Securities.........................          10                          --          209
                                           -------       -------       -------      -------
   Total interest expense.............      (8,711)        8,632        (3,945)      (4,024)
                                           -------       -------       -------      -------
Net interest income...................     $   623       $ 4,609       $   936      $ 6,168
                                           =======       =======       =======      =======


PROVISION FOR LOAN LOSSES

         We maintain an allowance for loan losses that we deem adequate to absorb credit losses inherent in our loan portfolio. The allowance for loan losses reflects management's latest assessment of the losses that are probable and reasonably estimable in the loan portfolio. Our allowance for probable loan losses is reassessed monthly to determine the appropriate level of the reserve. Our analysis is influenced by the following factors: the volume and quality of loans and commitments in the portfolio, loss experience, and economic conditions. A discussion of the allowance for loan losses and the factors management considers in assessing the adequacy of the allowance begins on page 24.

         The provision for loan losses was $1.6 million in the second quarter of 2002, versus $511,000 in the first quarter 2002 and $738,000 in the second quarter of 2001. The allowance as a percentage of loans was 1.14% as of June 30, 2002 compared to 1.12% at March 31, 2002 and 1.04% as of June 30, 2001. The increased level of the allowance reflects management's ongoing assessment of the losses that are probable and reasonably estimable in the loan portfolio. Our analysis is influenced by the volume and quality of loans and commitments in the portfolio, loss experience and economic conditions.

NON-INTEREST INCOME

         Non-interest income increased to $2.1 million in the second quarter of 2002, reflecting an increase of approximately $699,000 or 51% compared to the second quarter of 2001. The increase in non-interest income is attributable to increased banking, trust service and other income, offset by lower securities gains. The Company recognized $274,000 of net securities gains during the second quarter 2002, compared to net securities gains of $353,000 during the second quarter of 2001.

         The following table presents the breakdown of banking, trust services and other income for the periods presented:


                                             THREE MONTHS ENDED             SIX MONTHS ENDED
                                                  JUNE 30,                      JUNE 30,
                                           -----------------------         ---------------------
                                              2002        2001              2002        2001
                                           ----------- -----------         ---------  ----------
                                              (IN THOUSANDS)                  (IN THOUSANDS)
Trust services........................     $  777,232  $  707,845         $1,501,505  $1,398,418
Residential real estate secondary
   market fees........................        503,402      85,833            905,360     144,730
Banking and other services............        373,344     230,842            646,684     434,390
BOLI..................................        147,500          --            290,000          --
                                           ----------  ----------         ----------  ----------
Total.................................     $1,801,478  $1,024,520         $3,343,549  $1,977,538
                                           ==========  ==========         ==========  ==========


         Trust assets under administration increased to $733.9 million at June 30, 2002 compared to $712.0 million at June 30, 2001, and down from $758.2 million at March 31, 2002. The nominal 3% decrease in trust assets under administration since March 31, 2002 is attributable primarily to continued weakness in the domestic equity markets, offset by new wealth management business generated during the quarter. Trust fee revenue increased by $69,387 to $777,232 for the quarter ended June 30, 2002, an increase of 10% over the prior year quarter. The increase reflects continued growth in new wealth management accounts. Fees from sales of residential loans in the secondary market increased to $503,402 during the second quarter of 2002 from $85,833 in the prior year quarter. The increase in fees from sales of residential loans results from new business generated in both our St. Louis and Chicago offices. During 2002, we have been experiencing increased demand for residential loans as a result of the historically low level of market interest rates. Banking and other income increased by $142,502 to $373,344 for the second quarter 2002 as compared to the prior year quarter, reflecting growth in deposit accounts and the implementation of a new fee structure applied on deposit relationships.

         During the second quarter of 2002, we recognized income of $147,500 related to the increased cash surrender value of a bank owned life insurance
(BOLI) policy that was entered into in the fourth quarter of 2001. This policy covers certain higher-level employees who are deemed to be significant contributors to the company. All employees included in this policy are aware and have consented to the coverage. The cash surrender value of BOLI at June 30, 2002 was $10.4 million and is included in other assets on the balance sheet.

         For the remainder of 2002, if rates remain at current levels, we expect to continue to experience demand for residential loans as clients refinance current mortgages. We plan to sell these loans in the secondary market, which will result in continued loan fees upon such sale. For the remainder of 2002, we expect to experience pressure in our wealth management segment and in trust services income particularly, assuming continued weakness in the equity markets. We expect to experience continued growth in banking and other services fee-based income for the remainder of 2002 as compared to the same period in 2001.

NON-INTEREST EXPENSE


                                             THREE MONTHS ENDED             SIX MONTHS ENDED
                                                  JUNE 30,                      JUNE 30,
                                           -----------------------         ---------------------
                                              2002        2001                2002        2001
                                           ----------- -----------         ---------  ----------
                                              (IN THOUSANDS)                  (IN THOUSANDS)
Salaries and employee benefits........        $ 3,469   $  1,855           $ 6,683     $ 4,289
Occupancy.............................          1,206        960             2,345       1,848
Professional fees.....................          1,027        743             1,918       1,273
Marketing.............................            374        265               739         614
Data processing.......................            374        268               682         572
Postage, telephone and delivery.......            163        200               321         381
Office supplies and printing..........             61        110               114         192
Insurance.............................            106         88               199         181
Goodwill..............................              -        206                 -         412
Other expense.........................            333        704               584         923
                                              -------   --------           -------     -------
Total non-interest expense............        $ 7,113   $  5,399           $13,585     $10,685
                                              =======   ========           =======     =======


         Non-interest expense increased to $7.1 million in the second quarter of 2002 from $5.4 million in the second quarter of 2001. The increase in non-interest expense between quarters reflects the continued growth of the organization during the twelve-month period ended June 30, 2002. The 32% increase in noninterest expense between periods is primarily attributable to increases in salaries and employee benefits resulting from the growth in the number of employees at the Company and compares favorably to the larger increases in net interest income and non interest income for the same period. The elimination of goodwill amortization in 2002 resulted in a favorable impact of $412,000 to non-interest expense for the six months ended June 30, 2002. The efficiency ratio improved significantly to 55.4% in the second quarter of 2002 from 64.5% in the prior year quarter, as growth in revenue contribution at all locations has outpaced increases in recurring operational costs. On a tax-equivalent basis, this ratio indicates that in the second quarter of 2002, we spent 55.4 cents to generate each dollar of revenue, compared to 64.5 cents in the second quarter of 2001. During the remainder of 2002, we expect to maintain a range of 55% to 60% for our level of operating efficiency. This range of operating efficiency will continue to compare favorably to our operating efficiency ratio reported for the comparable periods of 2001, as revenue generated at the new offices outpaces the increases in related operating expenses.

         Salaries and benefits increased to $3.5 million, or 87% during the second quarter 2002 as compared to the year ago quarter, reflecting the increased level of full-time equivalent employees to 181 people at June 30, 2002 as compared to 143 people at June 30, 2001. Salaries and benefits increased 60% during the first six months of 2002 to $6.7 million as compared to $4.3 million for the first six months of 2001. The increase in salaries and employee benefits is a result of the increased scope of operations and overall growth in the organization.

         Occupancy expense increased to $1.2 million during the second quarter 2002, reflecting an increase of 26% over the prior year quarter. Occupancy expense increased to $2.3 million for the first six months of 2002, from $1.8 million for the first six months of 2001, reflecting an increase of 27%. The rental of additional floor space in the downtown Chicago office during 2002, and the depreciation of fixed assets, software and equipment comprise this increase. In May of 2002, the Company acquired the office building currently occupied by the St. Charles location of The PrivateBank (Chicago). The $1.8 million cash purchase was made based on a fair market value appraisal and was paid to Towne Square Realty L.L.C. The St. Charles location currently leases the space from the Company.

         Professional fees increased to $1.0 million during the second quarter of 2002, reflecting an increase of 38% over the prior year quarter. During the six months ended June 30, 2002, professional fees increased by $645,000 over the prior year's first six months, a 51% increase over prior year. The increase in professional fees is primarily attributable to information systems consultation to assist us in the implementation of system upgrades as well as in the augmentation of our current disaster recovery network. During 2002, the continued focus on the improvement and upgrade of information technology has resulted in the investment in more personnel, software and hardware.

         During the second quarter 2002, insurance expense increased 20% compared to the prior year quarter to $106,000 as a result of continued growth in the number of employees and locations requiring additional insurance coverage. For the remainder of 2002, we expect insurance expense to increase approximately 65% relative to our current level of insurance expense as all of our coverage was recently renegotiated pursuant to maturing policies.

         Postage, telephone and delivery decreased to $163,000 during the second quarter 2002, a decrease of 19% over the prior year quarter. Office supplies and printing costs decreased to $61,000 during the second quarter 2002, a 45% decrease as compared to the prior year quarter. Office supplies and printing expenses decreased 41% for the first six months of 2002 from the year-ago period's level of $192,000 to $114,000. Office supplies and printing costs were higher in the prior year quarter due to start-up costs associated with our newer offices. Data processing fees increased 40% from $268,000 in the second quarter 2001 to $374,000 for the second quarter 2002. Data processing fees increased from $572,000 for the first six months of 2001 to $682,000 for the first six months of 2002, an increase of 19%. The increase in data processing expense during 2002 reflects increased costs associated with the reconfiguration of our data lines to support our new data line infrastructure that provides complete redundancy of our main operating facility at one of our bank locations.

         Other non-interest expense decreased 53% from $704,000 in the prior year quarter 2001 to $333,000 in the current quarter 2002, due primarily to non-recurring charges incurred in the second quarter 2001 in the amount of $561,000 related to the resolution of certain items associated with prior systems conversions. For the six months ended June 30, 2002, other non-interest expense decreased from $922,000 in the prior year to $584,000 in the current period, a decrease of 37%.

INCOME TAXES

         The following table shows our income before income taxes, applicable income taxes and effective tax rate for the six months ended June 30, 2002 and 2001, respectively (in thousands):

                                      SIX MONTHS ENDED
                                          JUNE 30,
                                      ----------------
                                       2002      2001
                                      -------  -------
Income before taxes..........         $6,027   $3,759
Income tax provision.........          1,273    1,068
Effective tax rate...........           21.1%    28.4%

         The lower effective tax rate for the six months ended June 30, 2002 as compared to the prior year period is primarily attributable to an increase in the amount of federally tax exempt municipal investment securities held in our securities portfolio. Tax-exempt municipal securities increased from $78.0 million at June 30, 2001 to $128.0 million at June 30, 2002, an increase of 64%. The effective income tax rate varies from statutory rates principally due to certain interest income, which is tax-exempt for federal or state purposes, and certain expenses, which are disallowed for tax purposes.

                               FINANCIAL CONDITION

TOTAL ASSETS

         Total assets increased to $1.3 billion at June 30, 2002, an increase of $155.0 million, or 13% over total assets of $1.2 billion at December 31, 2001, and an increase of $387.1 million, or 41% over $944.9 million of total assets at June 30, 2001. The balance sheet growth during the six months ended June 30, 2002 was accomplished mainly through loan growth throughout the Company and growth in the investment securities portfolio. The growth in assets was funded through excess liquidity that resulted from the growth in core deposits and our continued reliance on brokered deposits.

LOANS

         Total loans increased to $865.8 million, an increase of $85.0 million, or 11%, from $780.8 million at December 31, 2001 and an increase of $199.5 million, or 30%, from $666.3 million at June 30, 2001.

         The PrivateBank (St. Louis) had loans outstanding of $99.0 million as of June 30, 2002, growth of $25.3 million since December 31, 2001. The remaining loan growth of $59.7 million experienced by the Company since December 31, 2001 was generated by The PrivateBank (Chicago). All of The PrivateBank (Chicago) offices posted strong gains in loan volume on a quarter over quarter basis.

         The following table sets forth our loan portfolio net of unearned discount by category (in thousands) at the following dates:

                                        JUNE 30,        DECEMBER 31,         JUNE 30,
                                          2002              2001               2001
                                        --------        ------------         --------
LOANS
Commercial real estate...........       $382,581         $310,869           $240,200
Residential real estate..........         90,478           89,889             90,018
Commercial.......................        156,404          163,279            134,626
Personal(1)......................        135,178          124,206            117,230
Construction.....................        101,137           92,528             84,188
                                        --------         --------           --------
   Total loans...................       $865,778         $780,771           $666,262
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

         The allowance for loan losses as a percentage of total loans was 1.14% at June 30, 2002, 1.06% at December 31, 2001 and 1.04% at June 30, 2001.
Management believes that the allowance for loan losses is adequate to provide for estimated probable credit losses inherent in the loan portfolio.

         Net charge-offs, primarily related to one commercial real estate credit, totaled $490,000 for the quarter ended June 30, 2002 versus net charge-offs of $297,000 in the year earlier period and $27,000 in the first quarter 2002. The provision for loan losses was $1.6 million in the second quarter of 2002, versus $738,000 in the second quarter of 2001 and $511,000 in the first quarter of 2002. Management judges the adequacy of the allowance by formally reviewing and analyzing potential problem credits, which entails assessing current and historical loss experience, loan portfolio quality, volume and trends, prevailing economic and business conditions, specific loan review and other relevant factors.

         Following is a summary of changes in the allowance for loan losses for the six months ended June 30, 2002 and 2001 (in thousands):


                                                                         2002            2001
                                                                        ------          ------
Balance, January 1..............................................        $8,306          $6,108
Provisions charged to earnings..................................         2,120           1,077
Loans charged-off, net of recoveries............................          (517)           (289)
                                                                        ------          ------
Balance, June 30................................................        $9,909          $6,896
                                                                        ======          ======


NONPERFORMING LOANS

The following table classifies our non-performing loans as of the dates shown:

                                            6/30/02      3/31/02       12/31/01     9/30/01       6/30/01
                                           ---------    ---------     ----------   ---------     ---------
                                                               (DOLLARS IN THOUSANDS)
Nonaccrual loans......................      $   649      $ 1,458       $   664       $ 2,658      $ 1,504
Loans past due 90 days or more........        2,518        1,448         2,504         3,766          938
                                            -------      -------       -------       -------      -------
Total nonperforming loans.............        3,167        2,906         3,168         6,424        2,442
Other real estate owned...............           --           --            --            62           --
                                            -------      -------       -------       -------      -------
Total nonperforming assets............      $ 3,167      $ 2,906       $ 3,168       $ 6,486      $ 2,442
                                            =======      =======       =======       =======      =======
Total nonaccrual loans to total loans.         0.07%        0.19%         0.09%         0.37%        0.23%
Total nonperforming loans to total
   loans..............................         0.37%        0.37%         0.41%         0.90%        0.37%
Total nonperforming assets to total
   assets.............................         0.24%        0.24%         0.27%         0.62%        0.26%

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

         Nonaccrual loans were $649,000 at June 30, 2002 as compared to $664,000 at December 31, 2001 and $1.5 million at June 30, 2001. Nonaccrual loans decreased by $15,000 since December 31, 2001. Loans delinquent over 90 days increased by $14,000 since December 31, 2001. Management believes credit quality remains high.

         At June 30, 2002, nonperforming loans as a percentage of total loans were 0.37%, unchanged from March 31, 2002 and June 30, 2001. At June 30, 2002, nonaccrual loans as a percentage of total loans were 0.07%, versus 0.19% at March 31, 2002 and 0.23% at June 30, 2001.

INVESTMENT SECURITIES

         The amortized cost and the estimated fair value of securities at June 30, 2002 and December 31, 2001, were as follows (in thousands):

                                                       INVESTMENT SECURITIES -- AVAILABLE-FOR-SALE
                                              -----------------------------------------------------------
                                                                     JUNE 30, 2002
                                              -----------------------------------------------------------
                                                                 GROSS           GROSS
                                               AMORTIZED       UNREALIZED      UNREALIZED      ESTIMATED
                                                 COST            GAINS           LOSSES       FAIR VALUE
                                              ------------   -------------   -------------   ------------
U.S. government agency mortgage backed
   securities and collateralized
   mortgage obligations..................       $ 99,227        $2,029             $(46)        $101,210
Corporate collateralized mortgage
   obligations...........................         16,151           558             ----           16,709
Tax exempt municipal securities..........        124,692         3,347              (18)         128,021
Taxable municipal securities.............          6,032           122               --            6,154
Federal Home Loan Bank stock.............        127,408            --               --          127,408
Other....................................         12,168           420               --           12,588
                                                --------        ------             ----         --------
Total....................................       $385,678        $6,476             $(64)        $392,090
                                                ========        ======             ====         ========

                                                       INVESTMENT SECURITIES -- AVAILABLE-FOR-SALE
                                              -----------------------------------------------------------
                                                                   DECEMBER 31, 2001
                                              -----------------------------------------------------------
                                                                 GROSS           GROSS
                                               AMORTIZED       UNREALIZED      UNREALIZED      ESTIMATED
                                                 COST            GAINS           LOSSES       FAIR VALUE
                                              ------------   -------------   -------------   ------------
U.S. government agency mortgage backed
   securities and collateralized
   mortgage obligations..................       $101,416        $  483          $  (523)        $101,376
Corporate collateralized mortgage
   obligations...........................         23,046           416               --           23,462
Tax exempt municipal securities..........        106,980           645             (700)         106,925
Taxable municipal securities.............          6,032            19               --            6,051
Federal Home Loan Bank stock.............         92,964            --               --           92,964
Other....................................          2,005           150               --            2,155
                                                --------        ------          -------         --------
Total....................................       $332,443        $1,713          $(1,223)        $332,933
                                                ========        ======          =======         ========

         All securities are classified as available-for-sale and may be sold as part of our asset/liability management strategy in response to changes in interest rates, liquidity needs or significant prepayment risk. Securities available-for-sale are carried at fair value, with related unrealized net gains or losses, net of deferred income taxes, recorded as an adjustment to equity capital. Gross unrealized gains in the portfolio increased to $6.4 million as of June 30, 2002 due to the historically low interest rate environment at quarter-end. Net unrealized gains of $4.2 million after tax resulted in an increase in reported stockholders' equity at June 30, 2002. This was an increase of $3.9 million from net unrealized gains of $323,000 recorded as part of equity at December 31, 2001. Management believes the credit quality of the investment portfolio remains strong. The vast majority of investments are rated "AAA" by bond rating agencies. It is our policy not to take any undue credit risk with the investment portfolio.

         Securities available for sale increased to $392.1 million at June 30, 2002, up 18% from $332.9 million at December 31, 2001. The growth in the investment security portfolio since December 31, 2001 resulted from the continued implementation of our asset/liability management strategy. Tax exempt municipal securities increased by $21.1 million to $128.0 million as of June 30, 2002 compared to $106.9 million at December 31, 2001. These securities provide net interest margin protection in a falling interest-rate environment. Corporate collateralized mortgage obligations decreased $6.8 million to $16.7 millions as of June 30, 2002 compared to $23.5 million at December 31, 2001. Investments in Federal Home Loan Bank stock increased to $127.4 million at June 30, 2002, $34.4 million more than at December 31, 2001, as a result of purchases made to take advantage of the liquid nature of the investment.

DEPOSITS AND FUNDS BORROWED

         The following table presents the balances of deposits by category and each category as a percentage of total deposits at June 30, 2002 and December 31, 2001:

                                                              JUNE 30,                   DECEMBER 31,
                                                               2002                         2001
                                                    ---------------------------  ----------------------------
                                                       BALANCE      % OF TOTAL      BALANCE      % OF TOTAL
                                                    ------------  -------------  ------------  --------------
                                                                    (DOLLARS IN THOUSANDS)
                 Demand.......................      $   81,421         7%          $ 73,146        9%
                 Savings......................           6,061         1%            12,158        1%
                 Interest-bearing demand......          54,694         5%            52,061        6%
                 Money market.................         406,509        38%           350,829       41%
                 Brokered deposits ...........         309,240        29%           138,911       17%
                 Other time deposits..........         216,550        20%           223,390       26%
                                                    ----------       ---           --------      ---
                    Total deposits............      $1,074,475       100%          $850,495      100%
                                                    ==========       ===           ========      ===


         Total deposits of $1.1 billion at June 30, 2002 represent an increase of $224.0 million or 26% as compared to total deposits of $850.5 million as of December 31, 2001. Noninterest-bearing deposits increased by 11% to $81.4 million at June 30, 2002 as compared to $73.1 million at December 31, 2001. Interest-bearing demand deposits increased by 5.1% to $54.7 million as compared to $52.1 million at December 31, 2001. Money market accounts increased by $55.7 million to $406.5 million at June 30, 2002 as compared to $350.8 million at December 31, 2001. Other time deposits decreased by approximately $6.8 million to $216.6 million as compared to $223.4 million at year-end 2001. Brokered deposits increased by $170.3 million to $309.2 million at June 30, 2002 as compared to $138.9 million at December 31, 2001.

         We continued to utilize brokered deposits as a source of funding for growth in the loan and investment portfolios. Certain brokered deposits may include call option provisions, which can provide us with the opportunity to repay the certificates of deposit on a specified date prior to the contractual maturity date. During the second quarter of 2002, no brokered deposits were called. As of June 30, 2002, there were no outstanding brokered deposits containing call provisions.

         Membership in the Federal Home Loan Bank System gives us the ability to borrow funds from the Federal Home Loan Bank of Chicago (FHLB) and from the Federal Home Loan Bank of Des Moines (FHLB) for short- or long-term purposes under a variety of programs. We have periodically used the services of the FHLB for short-term funding needs and other correspondent services. During 2002, we have utilized brokered deposits as a funding source in lieu of FHLB advances. Federal Home Loan Bank borrowings totaled $67.0 million at June 30, 2002 compared to $115.4 million at December 31, 2001. Management anticipates that our reliance on FHLB advances will remain at current levels for the remainder of 2002.

         A summary of all funds borrowed and outstanding at June 30, 2002, December 31, 2001 and June 30, 2001 is presented in the table below:

                                                  CURRENT                    JUNE 30,     DECEMBER 31,  JUNE 30,
AMOUNT                                              RATE        MATURITY        2002          2001          2001
------                                              ----        --------        ----          ----          ----
                                                                                         (IN THOUSANDS)
Borrowing under revolving line of credit
     facility.................................       3.50 %     04/11/03       $15,000        $5,000      $    250
Subordinated note.............................       3.89        2/11/07         5,000         5,000         5,000
FHLB open line advance........................       1.74          daily            --        25,000            --
FHLB fixed advance (1)........................       6.50       10/23/05        25,493        24,886        25,000
FHLB fixed advance............................       6.21       12/05/03        30,000        30,000        30,000
FHLB fixed advance............................       4.30       02/01/02            --        25,000        25,000
FHLB fixed advance............................       6.49       11/13/01            --            --         2,000
FHLB fixed advance............................       5.89       06/21/02            --           500           500
FHLB fixed advance............................       2.46       06/16/03           500            --            --
FHLB fixed advance............................       5.89       12/20/02         1,000         1,000         1,000
FHLB fixed advance............................       2.38       01/13/03         1,000         1,000         1,000
FHLB fixed advance............................       5.33       07/22/02         1,000         1,000         1,000
FHLB fixed advance............................       2.98       03/10/03         1,000         1,000         1,000
FHLB fixed advance............................       2.70       05/08/03         1,000         1,000         1,000
FHLB fixed advance............................       2.39       11/12/02         5,000         5,000            --
FHLB fixed advance............................       2.74        7/17/03         1,000            --            --
Federal funds purchased.......................       2.11          daily        65,000       103,000        10,000
Demand repurchase agreements (2)..............       1.60          daily         2,506         3,102         3,378
                                                                              --------      --------      --------
     Total funds borrowed.....................                                $154,499      $231,488      $106,128
                                                                              ========      ========      ========

________________
(1) This FHLB advance is subject to a fair value hedge utilizing an interest rate swap with a fair value of $2.1 million. The contractual par amount on the advance is $25.0 million.
(2) Demand repurchase agreements are a form of retail repurchase agreements offered to certain clients of The PrivateBank (Chicago). Funds are swept each business day from the client's demand deposit account. These amounts are not deposits and are not insured, but are secured by a pool of securities pledged specifically for this purpose.

         The decrease in funds borrowed as of June 30, 2002 as compared to December 31, 2001, reflects a decrease in our federal funds purchased position and decreases in FHLB fixed advances, offset by an increase in our borrowings under a revolving line of credit.

         CAPITAL RESOURCES

         At June 30, 2002, $20.0 million of the trust preferred securities was treated as Tier 1 capital. Stockholders' equity rose to $71.7 million at June 30, 2002, an increase of $9.4 million from the 2001 year-end level, due to year-to-date 2002 net income of $4.8 million and a $3.9 million increase in the fair value of the available-for-sale investment securities portfolio since year end.

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

         The following table reflects our consolidated measures of capital at June 30, 2002, December 31, 2001 and June 30, 2001:

                                          JUNE 30,   DECEMBER 31,     JUNE 30,
                                            2002         2001           2001
                                         ---------   -----------     ---------
   Leverage ratio........................  6.07%        6.64%          7.26%
   Tier 1 risk-based capital ratio.......  7.84%        8.18%          9.17%
   Total risk-based capital ratio........  9.37%        9.71%         10.98%
   Total equity to total assets..........  5.38%        5.29%          6.12%

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

         At June 30, 2002, on a consolidated basis, the Company together with each of the banking subsidiaries continued to exceed the minimum levels of all regulatory capital requirements and was considered "adequately capitalized". Each stand-alone banking subsidiary was considered "well capitalized" under all regulatory standards.

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

         Net cash inflows used in operations were $12.5 million in the first six months of 2002 compared to a net cash inflow of $4.7 million a year earlier. Net cash outflows from investing activities were $142.6 million in the first six months of 2002 compared to a net cash outflow of $119.0 million a year earlier. Cash inflows from financing activities in the first six months of 2002 were $147.0 million compared to a net inflow of $109.5 million in the first six months of 2001.

         In the event of short-term liquidity needs, our banking subsidiaries may purchase federal funds from correspondent banks. Membership in the Federal Home Loan Bank System gives the banking subsidiaries the ability to borrow funds from the FHLB for short- or long-term purposes under a variety of programs.

         During the second quarter 2002, we continued to rely on brokered deposits to fund growth in loans and investment securities as well as liquidity at our banks. For the remainder of 2002, we expect to continue to rely on brokered deposits for liquidity purposes if brokered rates continue to compare favorably to other sources of liquidity. Brokered deposits represented 29% of total deposits at June 30, 2002 compared to 17% of total deposits at December 31, 2001. Brokered deposits are obtained by negotiating amount, rate and term with broker dealers that make a market in this product. Brokered deposits are raised by broker dealers on a best-efforts basis and are not guaranteed until settlement, which typically occurs five business days from the date of placing the order for the brokered deposits. As brokered deposits mature, we are required to return the funds via wire transfer together with interest due to the broker dealer that originally placed the deposit with our institution. New brokered deposits are negotiated with broker dealers that are approved by our Board of Directors and all relevant terms are negotiated at that time.

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

         We measure the impact of interest rate changes on our income statement through the use of gap analysis. The gap represents the net position of assets and liabilities subject to repricing in specified time periods. During any given time period, if the amount of rate sensitive liabilities exceeds the amount of rate sensitive assets, a company would generally be considered negatively gapped and would benefit from falling rates over that period of time. Conversely, a positively gapped company would generally benefit from rising rates. The following tables illustrate the estimated interest rate sensitivity and periodic and cumulative gap positions calculated as of June 30, 2002 and December 31, 2001:

                                                                    JUNE 30, 2002
                                         -------------------------------------------------------------------
                                                            TIME TO MATURITY OR REPRICING
                                         -------------------------------------------------------------------
                                                                (DOLLARS IN THOUSANDS)
                                                         91-365                       OVER 5
                                         0-90 DAYS        DAYS        1-5 YEARS        YEARS          TOTAL
                                         ---------     -----------    ---------        -----          -----
INTEREST-EARNING ASSETS
Loans, including loans held for
   sale............................       $538,940     $   82,859     $  209,074    $   38,818     $  869,691
Investments at amortized cost......        133,204         41,260         41,613       169,602        385,679
Federal funds sold.................             75             --             --            --             75
                                          --------     ----------     ----------    ----------     ----------
Total interest-earning assets......       $672,219     $  124,119     $  250,687    $  208,420     $1,255,445
                                          ========     ==========     ==========    ==========     ==========
INTEREST-BEARING LIABILITIES
Interest-bearing demand............       $     --     $       --     $       --    $   54,694     $   54,694
Savings and money market...........        209,220        197,290             --         6,060        412,570
Time deposits......................        209,537        296,976         15,961         3,316        525,790
Funds borrowed (1).................        113,506          9,500         51,000            --        174,006
                                          --------     ----------     ----------    ----------     ----------
Total interest-bearing liabilities.       $532,263     $  503,766     $   66,961    $   64,070     $1,167,060
                                          ========     ==========     ==========    ==========     ==========

CUMULATIVE
Rate sensitive assets (RSA)........       $672,219     $  796,338     $1,047,025    $1,255,445
Rate sensitive liabilities (RSL)...        532,263      1,036,029      1,102,990     1,167,060
GAP (GAP=RSA-RSL)..................        139,956       (239,691)       (55,965)       88,385
RSA/RSL............................         126.29%         76.86%         94.93%       107.57%
RSA/Total assets...................          50.47%         59.78%         78.61%        94.25%
RSL/Total assets...................          39.96%         77.78%         82.81%        87.62%
GAP/Total assets...................          10.51%         17.99%          4.20%         6.64%
GAP/Total RSA......................          20.82%         30.10%          5.35%         7.04%

(1) Funds Borrowed does not include the fair market value adjustment of the hedged FHLB advance.

                                                                  DECEMBER 31, 2001
                                         -------------------------------------------------------------------
                                                            TIME TO MATURITY OR REPRICING
                                         -------------------------------------------------------------------
                                                                (DOLLARS IN THOUSANDS)
                                                         91-365                       OVER 5
                                         0-90 DAYS        DAYS        1-5 YEARS        YEARS          TOTAL
                                         ---------     -----------    ---------        -----          -----
INTEREST-EARNING ASSETS
Loans, including loans held for sale.    $ 467,083      $  66,521      $ 204,859   $    53,643     $  792,106
Investments at amortized cost........       95,269          8,516         45,147       183,511        332,443
Federal funds sold...................          518             --             --            --            518
                                         ---------      ---------      ---------   -----------     ----------
Total interest-earning assets........    $ 562,870      $  75,037      $ 250,006   $   237,154     $1,125,067
                                         =========      =========      =========   ===========     ==========

INTEREST-BEARING LIABILITIES
Interest-bearing demand..............    $     --       $      --      $      --   $    52,061     $   52,061
Savings and money market.............      205,926        144,903             --         4,450        355,279
Time deposits........................      173,401        171,111         20,978         4,519        370,009
Funds borrowed (1)...................      168,102          8,500         75,000            --        251,602
                                         ---------      ---------      ---------   -----------     ----------
Total interest-bearing liabilities...    $ 547,429      $ 324,514      $  95,978   $    61,030     $1,028,951
                                         =========      =========      =========   ===========     ==========

CUMULATIVE
Rate sensitive assets (RSA)..........    $ 562,870      $ 637,907      $ 887,913   $ 1,125,067
Rate sensitive liabilities (RSL).....      547,429        871,943        967,921     1,028,951

GAP (GAP=RSA-RSL)....................       15,441       (234,036)       (80,008)       96,116
RSA/RSL..............................       102.82%         73.16%         91.73%       109.34%
RSA/Total assets.....................        47.83          54.21          75.45         95.61
RSL/Total assets.....................        46.52          74.10          82.25         87.44
GAP/Total assets.....................         1.31          19.89           6.80          8.17
GAP/Total RSA........................         2.74          36.69           9.01          8.54

(1) Funds Borrowed does not include the fair market value adjustment of the hedged FHLB advance.

         The following table shows the impact of an immediate 200 basis point change in interest rates as of June 30, 2002 and December 31, 2001. The effects are determined through the use of a simulation model based on our earning asset and interest-bearing liability portfolios, assuming the size of these portfolios remains constant from the balance sheet date throughout the one-year measurement period. The simulation assumes that assets and liabilities accrue interest on their current pricing basis. Assets and liabilities then reprice based on their terms and remain at that interest rate through the end of the measurement period. The model attempts to illustrate the potential change in net interest income if the foregoing occurred.

                                                       ---------------------------------------------------------
                                                              JUNE 30, 2002              DECEMBER 31, 2001
                                                       ---------------------------------------------------------
                                                        +200 BASIS     -200 BASIS     +200 BASIS    -200 BASIS
                                                          POINTS         POINTS         POINTS        POINTS
                                                       ------------   ------------  -------------   ------------
Percentage change in net interest income due to
   an immediate 200 basis point change in
   interest rates over a one-year time horizon....         0.6%           -3.7%           3.0%         -4.7%

         This table shows that if there had been an instantaneous parallel shift in the yield curve of -200 basis points on June 30, 2002 and December 31, 2001, we would suffer a decline in net interest income of -3.7% and -4.7%, respectively, over each one-year period. Conversely, a shift of +200 basis points would increase net interest income 0.6% over a one-year horizon based on June 30, 2002 balances, as compared to 3.0% measured on the basis of the December 31, 2001 portfolio.

         Changes in the effect on net interest income from a 200 basis point movement at June 30, 2002, compared to December 31, 2001 are due to the timing and nature of the repricing of rate sensitive assets to rate sensitive liabilities within the one year time frame. Although we are negatively gapped within one year, the asset sensitive position of the balance sheet in the second 90 days of the simulation, coupled with the timing of repricing within the 91 to 365 day bucket, would lead to an increase in net interest income from an immediate +200 basis point move. The difference in the effect on net interest income at June 30, 2002 as compared to December 31, 2001 is due to the differences in the timing, balances, and current rates versus simulated rates of repricing assets and liabilities. The difference between the two measurement periods is also a result of our increased asset sensitivity in the 90-day bucket because of an increase in FHLB stock and a decrease in fed funds purchased since year-end.

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

               SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES
                          LITIGATION REFORM ACT OF 1995

         Information and data contained in this report that are not historical facts constitute forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended), which involve significant risks and uncertainties. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," "plan," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ from those predicted. Factors which could have a material adverse effect on the operations and future prospects of the Company include, but are not limited to, fluctuations in market rates of interest and loan and deposit pricing, greater than anticipated deterioration in asset quality due to a prolonged economic downturn in the greater Chicago and St. Louis metropolitan areas or other unanticipated circumstances, legislative or regulatory changes, adverse developments in the Company's loan or investment portfolios, competition, the possible dilutive effect of potential acquisitions or expansion, if any, and changes in accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update publicly any of these statements in light of future events except as required in subsequent periodic reports we file with the SEC.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a)      The Annual Meeting of Stockholders was held on April 25, 2002.

         (b) At the Annual Meeting of Stockholders, the following matters were submitted to and approved by a vote of Stockholders:

                  (1) The election of five Class III directors for a three-year term ending at the Annual Meeting of Stockholders to be held in 2005:

                           Directors                 Votes For    Votes Withheld
                           ---------                 ---------    --------------

                           Ralph B. Mandell          3,984,809      65,754

                           Naomi T. Borwell          4,047,333       3,230

                           William A. Castellano     4,047,833       2,730

                           Alvin J. Gottlieb         4,046,633       3,930

                           William R. Langley        4,047,833       2,730

                  (2) All director nominees were re-elected at the Annual Meeting. The following directors continue to serve after the Annual Meeting:

                           Continuing Director             Term Expires
                           -------------------             ------------

                           Donald L. Beal                     2003
                           John E. Gorman                     2003
                           Richard C. Jensen                  2003
                           Caren L. Reed                      2003
                           Michael B. Susman                  2003
                           Robert F. Coleman                  2004
                           James M. Guyette                   2004
                           Philip M. Kayman                   2004
                           Thomas F. Meagher                  2004
                           William J. Podl                    2004

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

4.1 Subordinated Note of PrivateBancorp, Inc., dated February 11, 2000, principal amount of $5 million due February 11, 2007 (filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and incorporated herein by reference).

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

15.0     Acknowledgment of Independent Auditors

99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.3     Independent Accountants' Review Report

         (b)      Reports on Form 8-K.

                  (1) Current Report on Form 8-K dated April 22, 2002, filed with the SEC on April 22, 2002.

                  (2) Current Report on Form 8-K dated May 24, 2002, filed with the SEC on May 24, 2002.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       PRIVATEBANCORP, INC.
                                       Registrant)

                                       By:/s/ Ralph B. Mandell
                                          -------------------------------------
                                          Ralph B. Mandell,
                                          Chairman, President and
                                          Chief Executive Officer


                                       By:  /s/ Gary L. Svec
                                          -------------------------------------
                                          Gary L. Svec,
                                          Chief Financial Officer
                                          (principal financial officer)


                                       By:  /s/ Lisa M. O'Neill
                                          -------------------------------------
                                          Lisa M. O'Neill,
                                          Controller
                                          (principal accounting officer)

Date:  August 14, 2002

                                  EXHIBIT INDEX

Exhibit
   No.   Description
-------- -----------

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

4.1 Subordinated Note of PrivateBancorp, Inc., dated February 11, 2000, principal amount of $5 million due February 11, 2007 (filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and incorporated herein by reference).

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

15.0     Acknowledgment of Independent Auditors

99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.3     Independent Accountants' Review Report