Form 10-Q
period 2002-09-30
PRIVATEBANCORP INC
filed 2002-11-14
CIK 889936

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

        [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2002

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

================================================================================
        CLASS                                 OUTSTANDING AS OF NOVEMBER 6, 2001
--------------------------------------------------------------------------------
Common, no par value                                      4,946,566
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

                                                                            Page
                                                                          Number
                                                                          ------

Selected Financial Data........................................................2

                                     PART I

Item 1.  Financial Statements..................................................4

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations............................................18

Item 3.  Quantitative and Qualitative Disclosures about Market Risk...........39

Item 4.  Controls and Procedures..............................................41

                                     PART II

Item 1.  Legal Proceedings....................................................42

Item 2.  Changes in Securities and Use of Proceeds............................42

Item 3.  Defaults upon Senior Securities......................................42

Item 4.  Submission of Matters to a Vote of Security Holders..................43

Item 5.  Other Information....................................................43

Item 6.  Exhibits and Reports on Form 8-K.....................................43

Signatures....................................................................44

SELECTED FINANCIAL DATA

         The following table summarizes certain selected unaudited consolidated financial information of PrivateBancorp, Inc. at or for the periods indicated. This information should be read in conjunction with the unaudited consolidated financial statements and related notes included pursuant to Item 1 of this report.


                                                                           QUARTER ENDED
                                                   -------------------------------------------------------------
                                                   09/30/02     06/30/02     03/31/02     12/31/01      09/30/01
                                                   --------     --------     --------     --------      --------
                                                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
SELECTED STATEMENT OF INCOME DATA:
Interest income:
   Loans, including fees......................      $13,704      $12,665      $12,148      $12,311       $12,785
   Federal funds sold and interest-bearing
      deposits................................           38            8           17           13            23
   Securities.................................        4,557        4,886        4,206        4,144         3,704

      Total interest income...................       18,299       17,559       16,371       16,468        16,512
                                                     ------       ------       ------       ------        ------
Interest expense:
   Interest-bearing demand deposits...........          168          168          171          209           239
   Savings and money market deposit accounts..        1,923        1,763        1,719        2,224         2,844
   Other time deposits........................        3,976        3,810        4,323        4,028         4,273
   Funds borrowed.............................        1,304        1,353        1,309        1,602         1,637
   Trust preferred interest expense...........          485          485          485          485           485
                                                     ------       ------       ------       ------        ------
      Total interest expense..................        7,856        7,579        8,007        8,548         9,478
                                                     ------       ------       ------       ------        ------
   Net interest income........................       10,443        9,980        8,364        7,920         7,034

   Provision for loan losses..................          828        1,609          511        1,257           845
                                                     ------       ------       ------       ------        ------
   Net interest income after provision for
      loan losses.............................        9,615        8,371        7,853        6,663         6,189
                                                     ------       ------       ------       ------        ------
Non-interest income:
   Banking, trust services and other income...        1,763        1,802        1,542        1,149           902
   Securities gains (losses), net.............          280          274         (230)       1,191           365
   Trading losses on interest rate swap.......         (662)          --           --           --            --
                                                     ------       ------       ------       ------        ------
      Total non-interest income...............        1,381        2,076        1,312        2,340         1,267
                                                     ------       ------       ------       ------        ------
Non-interest expense:
   Salaries and employee benefits.............        3,393        3,469        3,214        2,519         2,303
   Occupancy expense, net.....................        1,227        1,206        1,139        1,325           985
   Data processing............................          433          374          308          420           303
   Marketing..................................          351          374          365          320           275
   Amortization of goodwill...................           --           --           --          206           206
   Professional fees..........................          997        1,027          891        1,090           575
   Insurance..................................          118          106           93           85            88
   Other Expense..............................          569          557          462          661           606
                                                     ------       ------       ------       ------        ------
   Total non-interest expense.................        7,088        7,113        6,472        6,626         5,341
                                                     ------       ------       ------       ------        ------
   Income before income taxes.................        3,908        3,334        2,693        2,377         2,115
   Income tax provision.......................          875          724          549          459           524
                                                     ------       ------       ------       ------        ------
Net income....................................       $3,033       $2,610       $2,144       $1,918        $1,591
                                                     ======       ======       ======       ======        ======





                                                                           QUARTER ENDED
                                                   -------------------------------------------------------------
                                                   09/30/02     06/30/02     03/31/02     12/31/01      09/30/01
                                                   --------     --------     --------     --------      --------
                                                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

PER SHARE DATA:
Basic earnings................................        $0.61        $0.53        $0.44        $0.40         $0.34
Diluted earnings..............................         0.58         0.50         0.42         0.39          0.32
Dividends.....................................        0.040        0.030        0.030        0.030         0.030
Book value (at end of period).................        16.06        14.57        13.20        12.97         13.07

SELECTED FINANCIAL DATA (AT END OF PERIOD):
Total securities..............................     $403,192     $392,090     $388,728     $332,933      $279,319
Total loans...................................      913,197      865,778      782,434      780,771       715,977
Total assets..................................    1,404,326    1,332,008    1,231,208    1,176,768     1,041,975
Total deposits................................    1,163,327    1,074,475      981,865      850,495       801,146
Funds borrowed................................      125,422      154,499      155,523      231,488       137,956
Long-term debt-trust preferred securities.....       20,000       20,000       20,000       20,000        20,000
Total stockholders' equity....................       79,281       71,697       64,926       62,304        62,087
Trust assets under administration.............     $693,869     $733,939     $758,242     $722,713      $684,842

SELECTED FINANCIAL RATIOS AND OTHER DATA:
Performance Ratios:
   Net interest margin(1).....................         3.46%        3.53%        3.18%        3.28%         3.17%
   Net interest spread(2).....................         3.27         3.34         2.96         2.98          2.76
   Non-interest income to average assets......         0.41         0.65         0.36         0.86          0.49
   Non-interest expense to average assets.....         2.08         2.24         2.07         2.43          2.16
   Net overhead ratio(3)......................         1.68         1.59         1.71         1.57          1.67
   Efficiency ratio (4).......................         56.3         55.4         61.1         60.9          60.6
   Return on average assets (5)...............         0.89         0.82         0.73         0.70          0.64
   Return on average equity (6)...............        15.86        15.07        13.35        12.18         10.46
   Dividend payout ratio......................         6.51         5.66         6.88         7.51          8.94

Asset Quality Ratios:
   Non-performing loans to total loans........         0.33%        0.37%        0.37%        0.41%         0.90%
   Allowance for loan losses to:
      total loans.............................         1.17         1.14         1.12         1.06          1.06
      non-performing loans....................          357          313          303          262           118
   Net charge-offs to average total loans.....         0.04         0.24         0.01         0.27          0.11
   Non-performing assets to total assets......         0.21         0.24         0.24         0.27          0.62

Balance Sheet Ratios:
   Loans to deposits..........................         78.5%        80.6%        79.7%        91.8%         89.4%
    Average interest-earning assets to
      average interest-bearing liabilities....        108.0        107.8        107.5        108.9         110.2

Capital Ratios:
   Total equity to total assets...............         5.65%        5.38%        5.27%        5.29%        5.96%
   Total risk-based capital ratio.............         9.10         9.37         9.93         9.71         10.55
   Tier 1 risk-based capital ratio............         7.61         7.84         8.37         8.18          8.88
   Leverage ratio.............................         5.91         6.07         6.25         6.64          6.99

---------------------------
(1) Net interest income, on a tax equivalent basis, divided by average interest-earning assets.
(2) Yield on average interest-earning assets less rate on average interest-bearing liabilities.
(3) Non-interest expense less non-interest income divided by average total assets.
(4) Non-interest expense divided by the sum of net interest income, on a tax equivalent, plus non-interest income.
(5)      Net income divided by average total assets.
(6)      Net income divided by average common equity.

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                      PRIVATEBANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                              SEPTEMBER 30,      DECEMBER 31,       SEPTEMBER 30,
                                                                   2002              2001               2001
                                                                   ----              ----               ----
                                                               (UNAUDITED)                           (UNAUDITED)
ASSETS
Cash and due from banks.................................          $44,561           $22,283            $26,343
Federal funds sold and other short-term investments.....            3,848               518              2,959
                                                               ----------        ----------         ----------
   Total cash and cash equivalents......................           48,409            22,801             29,302
                                                               ----------        ----------         ----------
Loans held for sale.....................................            9,062            11,335                140
Available-for-sale securities, at fair value............          403,192           332,933            279,319
Loans, net of unearned discount.........................          913,197           780,771            715,977
Allowance for loan losses...............................          (10,642)           (8,306)            (7,558)
                                                               ----------        ----------         ----------
Net loans...............................................          902,555           772,465            708,419
                                                               ----------        ----------         ----------
Goodwill................................................           10,805            10,805             11,011
Bank premises and equipment, net........................            6,378             3,814              4,198
Accrued interest receivable.............................            8,597             7,262              7,006
Other assets............................................           15,328            15,353              2,580
                                                               ----------        ----------         ----------
Total assets............................................       $1,404,326        $1,176,768         $1,041,975
                                                               ==========        ==========         ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits:
   Noninterest-bearing..................................          $80,994           $73,146            $68,789
   Interest-bearing.....................................           57,575            52,061             45,711

Savings and money market deposit accounts...............          431,455           362,987            361,563
Brokered deposits.......................................          324,977           138,911             93,215
Other time deposits.....................................          268,326           223,390            231,868
                                                               ----------        ----------         ----------
   Total deposits.......................................        1,163,327           850,495            801,146
Funds borrowed..........................................          125,422           231,488            137,956
Long term debt - trust preferred securities.............           20,000            20,000             20,000
Accrued interest payable................................            4,997             2,112              2,348
Other liabilities.......................................           11,299            10,369             18,438
                                                               ----------        ----------         ----------
Total liabilities.......................................       $1,325,045        $1,114,464           $979,888
                                                               ==========        ==========         ==========
STOCKHOLDERS' EQUITY
Preferred Stock, 1,000,000 shares authorized............               --                --                 --

Common stock, without par value, $1 stated value;
   12,000,000 shares authorized; 4,936,156, 4,804,280,
   and 4,750,124  shares issued and outstanding as of
   September 30, 2002, December 31, 2001 and September
   30, 2001, respectively...............................           $4,936            $4,804             $4,750
Surplus.................................................           42,475            41,516             41,089
Retained earnings.......................................           24,760            17,468             15,294
Accumulated other comprehensive income..................            8,721               323              2,781
Deferred compensation...................................             (661)             (857)              (877)
Loans to officers.......................................             (950)             (950)              (950)
                                                               ----------        ----------         ----------
Total stockholders' equity..............................           79,281            62,304             62,087
                                                               ----------        ----------         ----------
Total liabilities and stockholders' equity..............       $1,404,326        $1,176,768         $1,041,975
                                                               ==========        ==========         ==========

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                      PRIVATEBANCORP, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                 THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                   SEPTEMBER 30,
                                                                   -------------                   -------------
                                                               2002             2001             2002             2001
                                                               ----             ----             ----             ----
INTEREST INCOME
Loans, including fees.................................        $13,704          $12,785          $38,517          $38,664
Securities............................................          4,557            3,704           13,649           10,233
Federal funds sold and interest bearing deposits......             38               23               63              231
                                                              -------          -------          -------          -------
   Total interest income..............................         18,299           16,512           52,229           49,128
                                                              -------          -------          -------          -------
INTEREST EXPENSE
Deposits:
   Interest-bearing demand............................            168              239              507              714
   Savings and money market deposit accounts..........          1,923            2,844            5,405            9,251
   Brokered deposits and other time deposits..........          3,976            4,273           12,109           13,188
Funds borrowed........................................          1,304            1,637            3,967            4,689
Long-term debt - trust preferred securities...........            485              485            1,454            1,245
                                                              -------          -------          -------          -------
   Total interest expense.............................          7,856            9,478           23,442           29,087
                                                              -------          -------          -------          -------
   Net interest income................................         10,443            7,034           28,787           20,041

Provision for loan losses.............................            828              845            2,948            1,922
                                                              -------          -------          -------          -------
   Net interest income after provision
         for loan losses..............................          9,615            6,189           25,839           18,118
                                                              -------          -------          -------          -------
NON-INTEREST INCOME
   Banking, trust services and other income...........          1,763              902            5,107            2,879
   Securities gains, net..............................            280              365              324              904
   Trading losses on interest rate swap...............           (662)              --             (662)              --
                                                              -------          -------          -------          -------
      Total non-interest income.......................          1,381            1,267            4,769            3,783
                                                              -------          -------          -------          -------
NON-INTEREST EXPENSE
Salaries and employee benefits........................          3,393            2,303           10,076            6,592
Occupancy expense, net................................           1,227             985            3,572            2,833
Professional fees.....................................            997              575            2,915            1,849
Goodwill amortization.................................             --              206               --              618
Other non-interest expense............................          1,471            1,272            4,110            4,136
                                                              -------          -------          -------          -------
   Total non-interest expense.........................          7,088            5,341           20,673           16,028
                                                              -------          -------          -------          -------
Income before income taxes............................          3,908            2,115            9,935            5,874

Income tax provision..................................            875              524            2,148            1,592
                                                              -------          -------          -------          -------
   Net income.........................................         $3,033           $1,591           $7,787           $4,282
                                                              =======          =======          =======          =======

Basic earnings per share..............................          $0.61            $0.34            $1.59            $0.91

Diluted earnings per share............................           0.58             0.32             1.51             0.88

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                      PRIVATEBANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
            NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                            ACCUMULATED
                                                               OTHER                          LOANS        TOTAL
                            COMMON               RETAINED  COMPREHENSIVE      DEFERRED          TO     STOCKHOLDERS'
                             STOCK     SURPLUS   EARNINGS      INCOME       COMPENSATION     OFFICERS     EQUITY
                             -----     -------   --------      ------       ------------     --------     ------
Balance, January 1,
   2001................     $4,624     $40,107   $11,388        $(118)         $(802)         $(950)    $54,249
Net income.............         --          --     4,282           --             --             --       4,282
Net increase in fair
   value of securities
   classified as
   available-for-sale,
   net of income taxes
   and
   reclassification
   adjustments.........         --          --        --        2,899             --             --       2,899
                            ------     -------   -------       ------          -----          -----     -------
Total accumulated
   comprehensive income         --          --     4,282        2,899             --             --       7,181
                            ------     -------   -------       ------          -----          -----     -------
Cash dividends
   declared ($0.08 per
   share)..............         --          --      (376)          --             --             --        (376)
Issuance of common
   stock...............        126         982        --           --             --             --       1,108
Awards granted.........         --          --        --           --           (271)            --        (271)
Amortization of
   deferred
   compensation........         --          --        --           --            196             --         196
                            ------     -------   -------       ------          -----          -----     -------
Balance, September 30,
   2001................     $4,750     $41,089   $15,294       $2,781          $(877)         $(950)    $62,087
                            ======     =======   =======       ======          =====          =====     =======

BALANCE, JANUARY 1,
   2002                     $4,804     $41,516   $17,468         $323          $(857)         $(950)    $62,304
Net income.............         --          --     7,787           --             --             --       7,787
Net increase in fair
   value of securities
   classified as
   available-for-sale,
   net of income taxes
   and
   reclassification
   adjustments.........         --          --        --        8,398             --             --       8,398
                            ------     -------   -------       ------          -----          -----     -------
Total comprehensive
   income..............         --          --     7,787        8,398             --             --      16,185
                            ------     -------   -------       ------          -----          -----     -------
Cash dividends
   declared ($0.10 per
   share)..............         --          --      (495)          --             --             --        (495)
Issuance of common
   stock...............        132         959        --           --             --             --       1,091
Awards granted.........         --          --        --           --            (38)            --         (38)
Amortization of
   deferred
   compensation........         --          --        --           --            234             --         234
                            ------     -------   -------       ------          -----          -----     -------
BALANCE, SEPTEMBER 30,
   2002................     $4,936     $42,475   $24,760       $8,721          $(661)         $(950)    $79,281
                            ======     =======   =======       ======          =====          =====     =======

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                      PRIVATEBANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                          NINE MONTHS ENDED
                                                                                            SEPTEMBER 30,
                                                                                            -------------
                                                                                        2002            2001
                                                                                        ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income.....................................................................       $  7,787        $  4,282
                                                                                      --------        --------
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization...............................................            999           1,059
   Goodwill amortization.......................................................             --             618
   Johnson Bank Illinois purchase accounting fair value accretion, net.........            (45)           (218)
   Amortization of deferred compensation.......................................            234             196
   Provision for loan losses...................................................          2,948           1,922
   Net gain on sale of securities..............................................           (324)           (904)
   Trading losses on interest rate swap........................................            662              --
   Net proceeds from loans held for sale.......................................          2,273             565
   Decrease in deferred loan fees..............................................            553             170
   Increase in deferred income taxes...........................................         (3,335)           (429)
   Increase in accrued interest receivable.....................................         (1,335)         (1,483)
   Increase (Decrease) in accrued interest payable.............................          2,885          (1,205)
   Decrease (Increase) in other assets.........................................            689          (1,392)
   Increase in other liabilities...............................................            929          13,853
                                                                                       -------         -------
   Total adjustments...........................................................          7,133          12,752
                                                                                       -------         -------
   Net cash provided by operating activities...................................         14,920          17,034
                                                                                       -------         -------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities, paydowns, trading losses and sales of securities.....        102,890          94,550
Purchase of securities available-for-sale......................................       (160,763)       (196,378)
Net loan principal advanced ...................................................       (133,547)       (117,813)
Bank premises and equipment expenditures.......................................         (3,569)         (1,052)
                                                                                       -------         -------
   Net cash used in investing activities.......................................       (194,989)       (220,693)
                                                                                       -------         -------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in total deposits.................................................        312,836         130,910
Issuance of common stock.......................................................          1,053             838
Issuance of trust preferred securities.........................................             --          20,000
Dividends paid.................................................................           (492)           (376)
Net (decrease) increase in funds borrowed......................................       (107,720)         41,076
                                                                                       -------         -------
   Net cash provided by financing activities...................................        205,677         192,448
                                                                                       -------         -------
Net increase (decrease) in cash and cash equivalents...........................         25,608         (11,211)

Cash and cash equivalents at beginning of year.................................         22,801          40,513
                                                                                       -------         -------
Cash and cash equivalents at end of period.....................................       $ 48,409        $ 29,302
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

         The annualized results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the results expected for the full year ending December 31, 2002. The accompanying consolidated financial statements are unaudited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, or cash flows in accordance with generally accepted accounting principles. The September 30, 2002 consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-K (File No. 000-25887).

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


                          NOTE 2 -- EARNINGS PER SHARE

         The following table shows the computation of basic and diluted earnings per share (in thousands except per share data):

                                                           NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                              -------------
                                                          2002            2001
                                                          ----            ----
Net Income.........................................      $7,787          $4,282
Average common shares outstanding..................       4,902           4,682
Average common shares equivalent(1)................         257             160
                                                         ------          ------

Weighted average common shares and common share
   equivalents.....................................       5,159           4,842
                                                         ======          ======
Net income per average common share - basic........      $ 1.59          $ 0.91
Net income per average common share - diluted......      $ 1.51          $ 0.88
---------------------------
(1) Common shares equivalent result from stock options being treated as if they had been exercised and are computed by application of the treasury stock method.

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

         SFAS No. 142 supercedes APB Opinion No. 17 "Intangible Assets" and addresses the accounting of intangible assets and goodwill. Adoption of this Statement was required beginning January 1, 2002 in relation to all of the Company's goodwill and intangible assets. The Statement discontinues the regular amortization of goodwill and a transitional impairment test of goodwill is required as of January 1, 2002. An annual impairment test of goodwill is required every year thereafter. Impairment losses from goodwill recognized in the initial application of this Statement are to be reported as resulting from a change in accounting principle. Impairment losses in subsequent years will be recorded as operating expenses. Goodwill at September 30, 2002 totaled $10.8 million. The Company's impairment evaluation has been completed as of January 1, 2002, and no goodwill impairment has been recorded as of September 30, 2002. Any future acquisitions completed by the Company will also be subject to this Statement.

         The following table shows the effect of adopting SFAS No. 142 (in thousands, except per share data):


                                               NINE MONTHS ENDED
                                               -----------------
                                        SEPTEMBER 30,     SEPTEMBER 30,
                                             2002              2001
                                             ----              ----
                                                 (IN THOUSANDS)

Reported net income................           $7,787            $4,282
Add: Goodwill amortization (net of
   tax) ...........................               --               432
                                              ------            ------
Adjusted net income................           $7,787            $4,714
                                              ======            ======
Basic earnings per share:
Reported basic earnings per share..           $ 1.59            $ 0.91
Add: Goodwill amortization (net of
   tax) .............................             --               .09
                                              ------            ------
Adjusted basic earnings per share....         $ 1.59            $ 1.00
                                              ======            ======
Diluted earnings per share:
Reported diluted earnings per share..         $ 1.51            $ 0.88
Add: Goodwill amortization (net of
   tax) .............................             --               .09
                                              ------            ------
Adjusted diluted earnings per share..         $ 1.51            $ 0.97
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

                                           THE PRIVATEBANK (CHICAGO)
                                           -------------------------
                                                 SEPTEMBER 30,
                                             2002              2001
                                             ----              ----
                                                 (IN THOUSANDS)

Total gross loans..................       $  815,230          $659,043
Total assets.......................        1,265,061           975,724
Total deposits.....................        1,055,224           758,641
Total borrowings...................           91,672           115,706
Total capital......................          105,540            78,781
Year-to-date net income............            9,697             6,321

THE PRIVATEBANK (ST. LOUIS)

         The PrivateBank (St. Louis), through its main office located in St. Louis, Missouri, provides personal and commercial banking services primarily to affluent individuals, professionals, entrepreneurs and their business interests.

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

                                           THE PRIVATEBANK (ST. LOUIS)
                                           ---------------------------
                                                  SEPTEMBER 30,
                                             2002              2001
                                             ----              ----
                                                 (IN THOUSANDS)

Total gross loans...................        $ 99,538          $58,011
Total assets........................         132,986           66,557
Total deposits......................         108,103           42,609
Total borrowings....................          11,500           17,000
Total capital.......................          12,068            6,682
Year-to-date net income (loss)......             527             (509)

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


                                               WEALTH MANAGEMENT
                                               -----------------
                                                  SEPTEMBER 30,
                                                  -------------
                                              2002              2001
                                              ----              ----
                                                 (IN THOUSANDS)

Trust assets under administration...         $693,869         $684,842
Trust fee revenue...................            2,187            2,028
Year-to-date net income.............              240              389

         The following table indicates the breakdown of our trust assets under administration at September 30, 2002 by account classification and related gross revenue for the nine months ended September 30, 2002:

                                             AT OR FOR THE NINE MONTHS
                                              ENDED SEPTEMBER 30, 2002
                                              ------------------------
        ACCOUNT TYPE                       MARKET VALUE        REVENUE
        ------------                       ------------        -------
                                                    (IN THOUSANDS)

Personal trust--managed..............         $231,715         $1,016
Agency--managed......................          139,763            667
Custody.............................           270,498            441
Employee benefits--managed...........           51,893             63
                                              --------         ------

   Total............................          $693,869         $2,187
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

                                          HOLDING COMPANY ACTIVITIES
                                          --------------------------
                                                 SEPTEMBER 30,
                                                 -------------
                                             2002             2001
                                             ----             ----
                                                 (IN THOUSANDS)

Total assets.......................        $121,619           $87,037
Total borrowings...................          22,250             5,250
Long-term debt - trust preferred
   securities......................          20,000            20,000
Interest expense...................           1,857             1,568
Total capital......................          79,281            62,087
Year-to-date net loss..............          (2,677)           (1,919)

         The following table reconciles the differences between the sum of the reportable segments and the reported consolidated balance of total assets:

                                                 TOTAL ASSETS
                                                 ------------
                                                 SEPTEMBER 30,
                                                 -------------
                                             2002              2001
                                             ----              ----
                                                 (IN THOUSANDS)
Sum of reportable segments..........       $1,519,666       $1,129,318
Adjustments.........................         (115,340)         (87,343)
                                           ----------       ----------
Consolidated PrivateBancorp, Inc....       $1,404,326       $1,041,975
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


             NOTE 5 -- ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying values and estimated fair values of financial instruments as of September 30, 2002 have not materially changed on a relative basis from the carrying values and estimated fair values of financial instruments disclosed as of December 31, 2001, except for the fair value of the interest rate swap executed by the Company, which is recorded at a fair value of $3.0 million as of September 30, 2002, an increase of $1.3 million since December 31, 2001. In 2001 we entered into an interest rate swap transaction in which we agreed to receive a fixed rate in exchange for payment of a floating rate based on an agreed-upon notional amount. The fair value of the swap was $1.7 million on December 31, 2001. The interest rate swap has been designated as a fair value hedge of a fixed-rate $25.0 million advance with the Federal Home Loan Bank of Chicago
(FHLB).

           The Company entered into a $25 million swap during the third quarter of 2002, swapping the 10-year rate for 3-month LIBOR to act as an economic hedge of a portion of the Company's available-for-sale municipal securities portfolio. The September 30, 2002 fair market value adjustment on this swap resulted in the trading loss of $662,000 with a corresponding derivative liability of the same amount. This swap does not qualify for hedge accounting treatment, therefore, the mark-to-market adjustment flows through earnings.

                      NOTE 6 -- OTHER COMPREHENSIVE INCOME

         Change in the fair value of securities available-for-sale is presented on a net basis on the Consolidated Statement of Changes in Stockholders' Equity. The following table discloses the changes in other accumulated comprehensive income for the nine months ended September 30, 2002 and 2001, on a gross basis (in thousands):


                                                                      SEPTEMBER 30, 2002
                                                                      ------------------
                                                           BEFORE                             NET OF
                                                            TAX               TAX              TAX
                                                           AMOUNT           EXPENSE           AMOUNT
                                                           ------           -------           ------
Unrealized gains on securities available-for-sale--
Unrealized holding gains, net.....................       $ 11,035          $  2,383          $ 8,652
Less:  reclassification adjustment for net gains
   included in net income.........................            324                70              254
                                                         --------          --------          -------
Unrealized gains, net.............................       $ 10,711          $  2,313          $ 8,398
                                                         ========          ========          =======



                                                                      SEPTEMBER 30, 2001
                                                                      ------------------
                                                           BEFORE                             NET OF
                                                            TAX               TAX              TAX
                                                           AMOUNT           EXPENSE           AMOUNT
                                                           ------           -------           ------
Unrealized gains on securities available-for-sale--
Unrealized holding gains, net.....................        $ 4,881           $ 1,323          $ 3,558
Less:  reclassification adjustment for net gains
   included in net income.........................            904               245              659
                                                          -------           -------          -------
Unrealized gains, net.............................        $ 3,977           $ 1,078          $ 2,899
                                                          =======           =======          =======

                         NOTE 7 -- CAPITAL TRANSACTIONS

         During the third quarter of 2002, the Company contributed capital of $1.0 million to The PrivateBank (St. Louis) to support growth at this subsidiary.


                            NOTE 8 -- FUNDS BORROWED

         A summary of all funds borrowed and outstanding at September 30, 2002, December 31, 2001 and September 30, 2001 is presented in the table below:


                                                          CURRENT
     FUNDS BORROWED:                                        RATE      MATURITY      09/30/02    12/31/01     09/30/01
     ---------------                                        ----      --------      --------    --------     --------
     Subordinated note                                      3.75%     02/11/07        5,000       5,000        5,000

     FHLB fixed advance (2)                                 6.50%     10/23/05       26,540      24,886       25,000

     FHLB fixed advance                                     6.21%     12/05/03       30,000      30,000       30,000

     FHLB fixed advance                                     2.21%     07/22/03        1,000       1,000        1,000

     FHLB fixed advance                                     2.74%     07/17/03        1,000           -            -

     FHLB fixed advance                                     2.46%     06/16/03          500           -            -

     FHLB fixed advance                                     2.70%     05/08/03        1,000           -            -

     Borrowing under revolving line of credit
     facility                                               3.50%     04/11/03       17,250       5,000          250

     FHLB fixed advance                                     2.98%     03/10/03        1,000           -            -

     FHLB fixed advance                                     2.38%     01/13/03        1,000           -            -

     FHLB fixed advance                                     5.89%     12/20/02            -           -        1,000

     FHLB fixed advance                                     5.89%     12/20/02        1,000       1,000            -

     FHLB fixed advance                                     2.39%     11/12/02        5,000       5,000            -

     FHLB fixed advance                                     5.91%     06/21/02            -         500          500

     FHLB fixed advance                                     4.21%     05/13/02            -       1,000        1,000

     FHLB fixed advance                                     5.02%     03/06/02            -       1,000        1,000

     FHLB fixed advance                                     4.30%     02/01/02            -      25,000       25,000

     FHLB fixed advance                                     5.21%     01/22/02            -       1,000        1,000

     FHLB fixed advance                                     6.49%     11/13/01            -           -        2,000

     FHLB open line advance                                 1.74%        daily            -      25,000            -

     Fed funds purchased                                    2.11%        daily       29,000     103,000       40,000

     Demand repurchase agreements (1)                       1.60%        daily        6,132       3,102        5,206
                                                                                   --------    --------     --------
     Total funds borrowed........................                                  $125,422    $231,488     $137,956
                                                                                   ========    ========     ========

________________
(1) Demand repurchase agreements are a form of retail repurchase agreements offered to certain clients of The PrivateBank (Chicago). Funds are swept each business day from the client's demand deposit account. These amounts are not deposits and are not insured, but are secured by a pool of securities pledged specifically for this purpose.
(2) This FHLB advance is subject to a fair value hedge utilizing an interest rate swap with a fair value of $3.0 million. The contractual par amount on the advance is $25.0 million.

         On February 11, 2002, the Company renewed the term on an $18.0 million revolving credit facility with a commercial bank originally entered into on February 11, 2000. On April 11, 2002, the loan agreement was amended and the revolving line was increased to $25.0 million. The interest rate on borrowings under this revolving line resets quarterly, and is based on, at our option, either the lender's prime rate or three-month LIBOR plus 120 basis points with a floor of 3.50%. The Company has elected to pay interest based on the three-month LIBOR rate plus 120 basis points. The initial rate of interest on the revolver was 7.20%, and most recently reset to 3.50% on September 30, 2002. The collateral for this borrowing consists of the common stock of The PrivateBank (Chicago) and The PrivateBank (St. Louis), which is held in custody by the lender. As of September 30, 2002, the outstanding balance was $17.25 million.

         On February 11, 2000, the Company entered into a subordinated note issued to Johnson International, Inc. and subsequently sold to a third party, in the principal amount of $5.0 million. The interest on the subordinated note is reset each quarter based on the three-month LIBOR rate. The note is payable in full on or before February 11, 2007, and provides for certain rate escalation beginning after February 11, 2002. On February 11, 2002, the interest rate increased from LIBOR +50 basis points to LIBOR +200 basis points. This pricing is in effect until February 11, 2004, at which point the pricing increases to LIBOR +350 until maturity on February 11, 2007. The average rate of interest on the subordinated note was 3.84% during the third quarter of 2002 compared to 4.37% during the third quarter of 2001 and most recently reset to 3.75% on August 11, 2002. The Company has the right to repay the subordinated note at any time after giving at least 30 days, but not more than 60 days advance notice.


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

         The trust preferred securities are recorded as long-term debt of the Company. The aggregate principal amount of the trust preferred securities outstanding is $20 million. As of September 30, 2002, the entire amount of the preferred securities is eligible for treatment as Tier I capital as allowed by the Federal Reserve. At September 30, 2002, the unamortized balance of the underwriting commissions paid and offering expenses was $1.1 million and is classified as part of other assets on the balance sheet. This amount is being amortized on a straight-line basis until maturity at $9,764 per quarter. The amortization is recognized as interest expense on the income statement. In the event the Company exercises its right to redeem the securities prior to maturity, any unamortized commissions would be expensed upon redemption.


                             NOTE 10 -- ACQUISITION

         On September 5, 2002, the Company announced that it signed a definitive agreement to acquire a controlling interest in Lodestar Investment Counsel, which is anticipated to be completed in the fourth quarter 2002. Lodestar is a Chicago-based investment advisor with $464.0 million of assets under management at August 31, 2002. Lodestar manages equity, balanced, and fixed income accounts primarily for high net-worth individuals, retirement plans, and charitable organizations with investable assets in excess of $1.0 million, and shares a similar focus on highly personalized client service. Lodestar will operate as a subsidiary of PrivateBancorp, Inc. and will continue to be managed independently.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         PrivateBancorp, Inc. ("the Company") was organized as a Delaware corporation in 1989 to serve as the holding company for a Chicago-based de novo bank designed to provide highly personalized financial services primarily to affluent individuals, professionals, entrepreneurs and their business interests. Through the Company's banking subsidiaries, The PrivateBank and Trust Company (The PrivateBank (Chicago)) and The PrivateBank (St. Louis), the Company provides its clients with traditional personal and commercial banking services, lending programs, and wealth management services. Using the European tradition of "private banking" as the model, the Company strives to develop a unique relationship with clients, utilizing a team of managing directors to serve the clients' individual and corporate banking needs, and tailoring products and services to meet such needs. Currently, the Company has seven Chicago-area offices: downtown Chicago, Wilmette, Oak Brook, St. Charles, Lake Forest, Winnetka, and Geneva, Illinois. During 2000, the Company expanded to the St. Louis market where it opened a new federal savings bank, The PrivateBank (St. Louis). Currently, the Company operates one location in the St. Louis market. Managing directors are strategically located at all of these locations.

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

         Non-interest income consists primarily of net security gains (losses), trading losses on interest rate swap, wealth management fee income, and to a lesser extent, fees for ancillary banking services. Non-interest income from fees and deposit service charges are below peer group levels. This is largely the result of the profile of our typical client. Our clients tend to have larger deposit account balances than customers of traditional banks. Because average balances tend to be high, we do not earn the same level of service charge income typical of many retail banks.

         Non-interest expense includes salaries and employee benefits as well as occupancy, data processing, marketing, professional fees, insurance and other expenses. Non-interest expenses are influenced by the growth of operations. Our growth directly affects the majority of our expense categories. Profitability and expense ratios were negatively impacted during the second quarter of 2001 due to the start-up nature of operations in St. Louis. The PrivateBank (St. Louis) began to operate profitably during the fourth quarter of 2001 and has had a positive impact on our profitability in 2002. For the nine months ended September 30, 2002, The PrivateBank (St. Louis) had earnings of $527,000 versus a loss of $509,000 in the prior year period. During the remainder of 2002, we expect profitability and expense ratios to continue to improve relative to 2001.

         On September 5, 2002, the Company announced that it signed a definitive agreement to acquire a controlling interest in Lodestar Investment Counsel, which is anticipated to be completed in the fourth quarter 2002. Lodestar is a Chicago-based investment advisor with $464.0 million of assets under management at August 31, 2002. Lodestar manages equity, balanced, and fixed income accounts primarily for high net-worth individuals, retirement plans, and charitable organizations with investable assets in excess of $1.0 million, and shares the Company's focus on highly personalized client service. Lodestar will operate as a subsidiary of PrivateBancorp, Inc. and will continue to be managed independently.


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


               RESULTS OF OPERATIONS - THREE AND NINE MONTHS ENDED
                          SEPTEMBER 30, 2002 AND 2001

NET INCOME

         Net income for the third quarter ended September 30, 2002 was $3.0 million, an increase of 91% over third quarter 2001 net income of $1.6 million. Earnings per share increased 81% to $0.58 per diluted share for the third quarter 2002 compared to third quarter 2001 earnings per diluted share of $0.32. Net income for the nine months ended September 30, 2002 increased 82% to $7.8 million compared to $4.3 million for the same period last year. Earnings per share grew from $0.88 per diluted share for the nine months ended September 30, 2001 to $1.51 per diluted share for the nine months ended September 30, 2002. The table in Note 3 to the unaudited financial statements included in this report presents the impact on diluted earnings per share for September 30, 2002 excluding goodwill amortization net of tax. The increase in net income during the third quarter 2002 reflects the positive impact on net interest income and net interest margin that resulted from growth in average earning assets, continued high credit quality and improved operating efficiencies as compared to the prior year quarter.

         For the remainder of 2002, we expect to experience continued growth in our balance sheet and in earnings. Based on our strong earnings performance and absent unanticipated circumstances, we expect our earnings will meet or exceed the recently revised high end of current analysts' estimates for 2002 of $2.10 per share. For 2003, we are targeting a minimum 15% return on average equity and a minimum 15% growth in earnings per share. Additionally, we have a goal of growing fee-based income to 30% of total revenues by the end of 2005.


         As of September 30, 2002, the Company had outstanding stock options to purchase a total of 560,515 common shares, all of which are considered "in the money" based on the average stock price for the period and therefore are taken into account for purposes of calculating diluted earnings per share. The dilution calculation is based on the number of new shares the Company would have had to issue to satisfy option exercises assuming all "in the money" options were exercised and that the exercise proceeds payable to the Company were used to purchase shares in the market at the average stock price for the earnings period. The remaining number of shares issuable upon the option exercises are assumed to have been issued and to be outstanding for purposes of computing diluted earnings per share. The following table illustrates what the impact on diluted earnings per share for the nine months ended September 30, 2002 would have been assuming parallel changes in the period-end market value and average market value of the Company's stock over the price range shown. The table illustrates that diluted earnings per share would have been somewhat negatively impacted if the Company's closing stock price had been higher, since under the treasury stock method, it is assumed the Company would have had to issue more shares for purposes of computing diluted earnings per share. Conversely, at lower stock prices, the resulting diluted earnings per share would be somewhat higher since the Company would have had to issue fewer shares for purposes of the calculation. The impact of stock price changes on the dilutive effect of options would be more significant if all of the options were not in the money within the illustrated stock price range.

ILLUSTRATIVE TABLE REGARDING CALCULATION OF DILUTED EPS UNDER VARYING MARKET VALUE SCENARIOS


                                                                                        PROFORMA
                                                                         PRO FORMA     DILUTED EPS
                                          ASSUMED          ASSUMED       DILUTIVE        FOR THE
                                          CLOSING          AVERAGE       SHARES        NINE MONTHS
          ASSUMED SCENARIOS            MARKET VALUE     MARKET VALUE     (IN 000'S)   ENDED 9/30/02
          -----------------            ------------     ------------     ----------   -------------
ACTUAL AS REPORTED (9/30/02)               $30.57           $26.80(1)       259            $1.51
                                           ------           ---------       ---            -----
Decrease $10......................         $20.57           $16.80          120            $1.55
Decrease $5.......................          25.57            21.80          199             1.53
Increase  $5......................          35.57            31.80          298             1.50
Increase  $10.....................          40.57            36.80          327             1.49
Increase  $15.....................          45.57            41.80          350             1.48
Increase  $20.....................          50.57            46.80          367             1.48
Increase  $25.....................          55.57            51.80          381             1.47

------------------
(1) Average market value is calculated by averaging each trading day's high and low sale price on the NASDAQ National Market.

NET INTEREST INCOME

         Net interest income is the difference between interest income and fees earned on earning assets and interest expense paid on deposits and borrowings. Net interest margin represents net interest income on a tax equivalent basis as a percentage of average earning assets during the period. Net interest margin reflects the spread between average yields earned on interest earning assets and the average rates paid on interest bearing deposits and borrowings. The volume of non-interest bearing funds, largely comprised of demand deposits and capital, also affects the net interest margin.

         Net interest income on a tax equivalent basis totaled $11.2 million for the three months ended September 30, 2002, an increase of 48% over third quarter 2001 net interest income of $7.6 million, due to growth in average earning assets between periods as well as improvements in net interest margin. Average earning assets during the period were $1.3 billion, compared to $940.4 million in the prior year quarter, an increase of 36%. Net interest margin (on a tax equivalent basis) for the three months ended September 30, 2002 was 3.46%, up from 3.17% in the prior year third quarter and down from 3.53% in the second quarter of 2002. The margin compression during the third quarter of 2002 reflects a 13 basis point decrease in yields on average earning assets offset by a 6 basis point decrease in the costs of average interest-bearing liabilities. The decrease in asset yields is primarily due to lower mortgage rates which impacted new loan yields, loan refinancings and yields on our mortgage-backed securities. During the fourth quarter of 2002, we expect to experience continued compression in net interest margin, as compared to third quarter 2002, as market rates of interest have recently begun to decrease from interest rate levels at September 30, 2002.

         Net interest income on a tax equivalent basis was $31.0 million during the nine months ended September 30, 2002 compared to $21.2 million for the same period in 2001, an increase of 46%. Net interest margin (on a tax equivalent basis) was 3.40% for the nine months ended September 30, 2002, up from 3.09% in the prior year period and 3.36% in the second quarter of 2002. The improvement in net interest margin compared to the second quarter of 2002 was primarily attributable to decreases in our cost of funds resulting from maturing funding sources that have been replaced at lower rates.

         The following tables present a summary of our net interest income and related net interest margin, calculated on a tax equivalent basis (dollars in thousands):

                                                            THREE MONTHS ENDED SEPTEMBER 30,
                                                            --------------------------------
                                                      2002                                    2001
                                       --------------------------------        --------------------------------
                                       AVERAGE                                 AVERAGE
                                       BALANCE      INTEREST       RATE        BALANCE      INTEREST       RATE
                                       -------      --------       ----        -------      --------       ----
Short-term investments...........        $2,585           $38      5.68%         $2,429           $23      3.70%
Investment securities(1).........       385,217         5,313      5.50%        248,407         4,221      6.80%
Loans, net of unearned
discount(2)......................       887,720        13,704      6.07%        689,558        12,785      7.30%
                                     ----------       -------                  --------       -------
Total earning assets.............    $1,275,522       $19,055      5.90%       $940,395       $17,029      7.16%
                                     ==========       =======                  ========       =======
Interest-bearing deposits........    $1,041,397        $6,067      2.31%       $707,780        $7,356      4.12%
Funds borrowed...................       119,714         1,304      4.27%        125,623         1,637      5.10%
Long-term debt - Trust Preferred
   Securities....................        20,000           485      9.70%         20,000           485      9.70%
                                     ----------       -------                  --------       -------
Total interest-bearing
   liabilities...................    $1,181,111         7,856      2.63%       $853,403        $9,478      4.40%
                                     ==========       =======                  ========       =======
Tax equivalent net interest
   income........................                     $11,199                                  $7,551
                                                      =======                                  ======
Net interest spread..............                                  3.27%                                   2.76%
Net interest margin..............                                  3.46%                                   3.17%

                                                             NINE MONTHS ENDED SEPTEMBER 30,
                                                             -------------------------------
                                                      2002                                    2001
                                       --------------------------------        ---------------------------------
                                       AVERAGE                                 AVERAGE
                                       BALANCE      INTEREST       RATE        BALANCE      INTEREST       RATE
                                       -------      --------       ----        -------      --------       ----
Short-term investments...........        $2,758           $63      3.01%         $4,862          $231      6.26%
Investment securities(1).........       377,698        15,882      5.61%        233,508        11,399      6.51%
Loans, net of unearned
discount(2)......................       829,107        38,517      6.16%        670,235        38,664      7.66%
                                     ----------       -------                  --------       -------
Total earning assets.............    $1,209,563       $54,462      5.98%       $908,605       $50,294      7.35%
                                     ==========       =======                  ========       =======
Interest-bearing deposits........      $968,820       $18,021      2.49%       $688,945       $23,153      4.49%
Funds borrowed...................       133,364         3,967      3.92%        120,585         4,689      5.13%
Long-term debt - Trust Preferred
   Securities(3).................        20,000         1,454      9.70%         17,918         1,245      9.17%
                                     ----------       -------                  --------       -------
Total interest-bearing
   liabilities...................    $1,122,184       $23,442      2.79%       $827,448       $29,087      4.69%
                                     ==========       =======                  ========       =======
Tax equivalent net interest
   income........................                     $31,020                                 $21,207
                                                      =======                                 =======
Net interest spread..............                                  3.19%                                   2.66%
Net interest margin..............                                  3.40%                                   3.09%

__________________
(1) Interest income on tax-advantaged investment securities reflects a tax equivalent adjustment based on a marginal federal corporate tax rate of 34%. The total tax equivalent adjustment reflected in the above table is approximately $756,000 and $517,000 in the third quarters of 2002 and 2001, respectively, and $2.2 million and $1.2 million for the nine months ended 2002 and 2001, respectively.
(2) Nonaccrual loans are included in the average balances and do not have a material effect on the average yield. Interest due on non-accruing loans was not material for the periods presented.
(3) The trust preferred securities pay a 9.50% fixed rate of interest. The yield for 2001 is based on the interest period from February 8, 2001 to September 30, 2001 and includes the amortization of underwriting commissions paid.

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

                      THREE MONTHS ENDED SEPTEMBER 30, 2002
                COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001


                                           CHANGE       CHANGE
                                           DUE TO       DUE TO        CHANGE           TOTAL
                                            RATE        VOLUME      DUE TO MIX        CHANGE
                                            ----        ------      ----------        ------
                                                         (DOLLARS IN THOUSANDS)
Short-term investments................      $    12     $      1      $      2        $   15
Investment securities.................         (814)       2,345          (440)        1,091
Loans, net of unearned discount.......       (2,138)       3,646          (589)          919
                                            -------       ------      --------        ------
   Total interest income..............       (2,940)       5,992        (1,027)        2,025
                                            -------       ------      --------        ------
Interest-bearing deposits.............       (3,229)       3,465        (1,525)       (1,289)
Funds borrowed........................         (263)         (76)            6          (333)
Long-term debt - Trust Preferred
   Securities.........................           --           --            --            --
                                            -------       ------      --------        ------
   Total interest expense.............       (3,492)       3,389        (1,519)       (1,622)
                                            -------       ------      --------        ------
Net interest income...................      $   552       $2,603      $    492        $3,647
                                            =======       ======      ========        ======


                      NINE MONTHS ENDED SEPTEMBER 30, 2002
                COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

                                           CHANGE       CHANGE
                                           DUE TO       DUE TO        CHANGE            TOTAL
                                            RATE        VOLUME      DUE TO MIX         CHANGE
                                            ----        ------      ----------         ------
                                                         (DOLLARS IN THOUSANDS)
Short-term investments................      $  (118)    $    (99)   $       49     $    (168)
Investment securities.................       (1,572)       7,021          (968)        4,481
Loans, net of unearned discount.......       (7,519)       9,102        (1,730)         (147)
                                           --------     --------      --------       -------
   Total interest income..............       (9,209)      16,024        (2,649)        4,166
                                           --------     --------      --------       -------
Interest-bearing deposits.............      (10,306)       9,399        (4,226)       (5,133)
Funds borrowed........................       (1,091)         490          (121)         (722)
Long-term debt - Trust Preferred
   Securities.........................           71          143            (6)          208
                                           --------     --------      --------       -------
   Total interest expense.............      (11,326)      10,032        (4,353)       (5,647)
                                           --------     --------      --------       -------
Net interest income...................     $  2,117     $  5,992      $  1,704       $ 9,813
                                           ========     ========      ========       =======

PROVISION FOR LOAN LOSSES

         We maintain an allowance for loan losses that we deem adequate to absorb credit losses inherent in our loan portfolio. The allowance for loan losses reflects management's latest assessment of the losses that are probable and reasonably estimable in the loan portfolio. Our allowance for probable loan losses is reassessed monthly to determine the appropriate level of the reserve. Our analysis is influenced by the following factors: the volume and quality of loans and commitments in the portfolio, loss experience, and economic conditions. A discussion of the allowance for loan losses and the factors management considers in assessing the adequacy of the allowance begins on page 29.

         The provision for loan losses was $828,000 in the third quarter of 2002, versus $1.6 million in the second quarter 2002 and $845,000 in the third quarter of 2001. The allowance as a percentage of loans was 1.17% as of September 30, 2002 compared to 1.14% at June 30, 2002 and 1.06% as of September 30, 2001. The increased level of the allowance reflects management's ongoing assessment of the losses that are probable and reasonably estimable in the loan portfolio and the effect the current weakened state of the overall economy on some of our clients.

NON-INTEREST INCOME

         Non-interest income increased to $1.4 million in the third quarter of 2002, reflecting an increase of approximately $114,000 or 9% compared to the third quarter of 2001. The increase in non-interest income is attributable primarily to an $861,000 increase in banking, trust services and other income offset by $662,000 in trading losses and an $85,000 decrease in net gains on the sale of investment securities. The Company recognized $280,000 of net securities gains during the third quarter 2002, compared to net securities gains of $365,000 during the third quarter of 2001.

         As market interest rates continued to decline to historic lows late in the third quarter, the value of the Company's long-term tax-exempt bank-qualified municipal bond portfolio increased from an unrealized gain of $3.3 million as of June 30, 2002 to $10.4 million as of September 30, 2002. In order to protect a portion of the portfolio appreciation should rates rise, the Company entered into a $25 million swap during the third quarter of 2002. The Company swapped the 10-year rate for 3-month LIBOR to act as an economic hedge to a portion of the available-for-sale municipal securities in the portfolio. The September 30, 2002 fair market value adjustment on this swap resulted in the trading loss of $662,000. Net securities gains of $280,000 during the third quarter of 2002 included a charge of $520,000 related to a 20% permanent impairment write-down on the Company's interest-only collateralized mortgage obligation (CMO) portfolio. At September 30, 2002, the remaining book value of the interest-only CMO portfolio was $2.6 million.

         The following table presents the breakdown of banking, trust services and other income for the periods presented:


                                                 THREE MONTHS ENDED           NINE MONTHS ENDED
                                                    SEPTEMBER 30,               SEPTEMBER 30,
                                                    -------------               -------------
                                                2002          2001          2002           2001
                                                ----          ----          ----           ----
                                                   (IN THOUSANDS)              (IN THOUSANDS)
Trust services........................       $  685,825      $629,901    $2,187,330     $2,028,319

Residential real estate secondary
   market fees........................          522,226        47,347    1,427,586         191,730
Banking and other services............          393,115       224,252    1,039,799         658,642
                                                162,000            --     452,000               --
                                             ----------      --------    ----------     ----------
BOLI..................................
Total banking, trust services & other
   income.............................       $1,763,166      $901,500    $5,106,715     $2,878,691
                                             ==========      ========    ==========     ==========

         Trust assets under administration increased to $693.9 million at September 30, 2002 compared to $684.8 million at September 30, 2001, and down from $733.9 million at June 30, 2002. The 5% decrease in trust assets under administration since June 30, 2002 is attributable primarily to continued weakness in the domestic equity markets, offset by new wealth management business generated during the quarter. Trust fee revenue increased by 9%, or $56,000, from the prior year quarter to $686,000 for the quarter ended September 30, 2002, but decreased by 12% from $777,000 at June 30, 2002.

         For the remainder of 2002, we expect to experience continued pressure in trust services income due to weakness in the equity markets. Completion of the acquisition of Lodestar Investment Control, expected to occur in the fourth quarter of 2002, will provide additional sources of revenue in our wealth management segment.

         Fees from sales of residential loans in the secondary market increased to $522,000 during the third quarter of 2002 from $47,000 in the prior year quarter. The increase in fees from sales of residential loans results from new business and refinancings generated in both our St. Louis and Chicago offices. During 2002, we have been experiencing increased demand for residential loans as a result of the historically low level of market interest rates.

         For the remainder of 2002, we expect to continue to experience demand for residential loans as clients refinance current mortgages to take advantage of current interest rates. We plan to sell these loans in the secondary market, which will result in continued loan fees upon such sale.

         Banking and other income increased by $169,000 to $393,000 for the third quarter 2002 as compared to the prior year quarter, reflecting growth in deposit accounts and the implementation of a new fee structure applied on deposit relationships during 2002. We expect to experience continued growth in banking and other services fee-based income for the remainder of 2002 as compared to the same period of 2001.

         During the third quarter of 2002, we recognized income of $162,000 related to the increased cash surrender value of a bank owned life insurance
(BOLI) policy that was entered into in the fourth quarter of 2001. On a tax equivalent basis, the income was $245,455. This policy covers certain high-level employees who are deemed to be significant contributors to the company. All employees included in this policy are aware of and have consented to the coverage. The cash surrender value of BOLI at September 30, 2002 was $10.6 million and is included in other assets on the balance sheet.

NON-INTEREST EXPENSE


                                               THREE MONTHS ENDED        NINE MONTHS ENDED
                                                 SEPTEMBER 30,            SEPTEMBER 30,
                                                 -------------            -------------
                                               2002        2001        2002          2001
                                               ----        ----        ----          ----
                                                 (IN THOUSANDS)            (IN THOUSANDS)
Salaries and employee benefits........         $3,393     $2,303      $10,076      $6,592
Occupancy.............................          1,227        985        3,572       2,833
Professional fees.....................            997        575        2,915       1,849
Marketing.............................            351        275        1,090         889
Data processing.......................            433        303        1,115         875
Postage, telephone and delivery.......            185        200          546         581
Office supplies and printing..........            106        167          251         359
Insurance.............................            118         88          317         269
Goodwill..............................              -        206            -         618
Other expense.........................            278        239          791       1,163
                                               ------      ------     -------     -------
Total non-interest expense............         $7,088      $5,341     $20,673     $16,028
                                               ======      ======     =======     =======

         Non-interest expense increased to $7.1 million in the third quarter of 2002 from $5.3 million in the third quarter of 2001. The 33% increase in non-interest expense between periods reflects the continued growth of the organization during the twelve-month period ended September 30, 2002, is primarily attributable to increases in salaries and employee benefits resulting from the growth in the number of employees and compares favorably to the larger increases in net interest income and non-interest income for the same period. The elimination of goodwill amortization in 2002 resulted in a favorable impact of $618,000 to non-interest expense for the nine months ended September 30, 2002. The efficiency ratio improved significantly to 56.3% in the third quarter of 2002 from 60.6% in the prior year quarter, as growth in revenue contribution at all locations has outpaced increases in recurring operational costs. On a tax-equivalent basis, this ratio indicates that in the third quarter of 2002, we spent 56.3 cents to generate each dollar of revenue, compared to 60.6 cents in the third quarter of 2001. During the remainder of 2002, we expect to maintain a range of 55% to 60% for our level of operating efficiency which would compare favorably to our operating efficiency ratio reported for the comparable periods of 2001, as revenue generated at the new offices outpaces the increases in related operating expenses.

         Salaries and benefits increased to $3.4 million, or 47% during the third quarter 2002 as compared to the year ago quarter, reflecting the increased level of full-time equivalent employees to 176 people at September 30, 2002 as compared to 145 people at September 30, 2001. Salaries and benefits increased 53% during the first nine months of 2002 to $10.1 million as compared to $6.6 million for the first nine months of 2001. The increase in salaries and employee benefits is a result of the increased scope of operations and overall growth in the organization as well as the accrual of an increased performance bonus for management during 2002. Additionally, mortgage banking commissions for personnel involved in the sale of residential real estate loans, which amounts have increased during 2002 due to the higher level of mortgage refinancing activity, are also included in salaries and benefits.

         Occupancy expense increased to $1.2 million during the third quarter 2002, reflecting an increase of 25% over the prior year quarter. Occupancy expense increased to $3.6 million for the first nine months of 2002, from $2.8 million for the first nine months of 2001, reflecting an increase of 26%. The rental of additional floor space in the downtown Chicago office during 2002 and the depreciation of fixed assets, software and equipment comprise this increase. In May of 2002, the Company acquired the office building currently occupied by the St. Charles location of The PrivateBank (Chicago). The $1.8 million cash purchase was made based on a fair market value appraisal and was paid to Towne Square Realty L.L.C., an entity 25% owned by a managing director of The PrivateBank (Chicago). The St. Charles office of The PrivateBank (Chicago) currently leases the space from the Company.

         Professional fees increased to $1.1 million during the third quarter of 2002, reflecting an increase of 73% over the prior year quarter. During the nine months ended September 30, 2002, professional fees increased by $1.0 million over the prior year's first nine months, a 58% increase over prior year. The increase in professional fees is primarily attributable to information systems consultation to assist us in the implementation of system upgrades as well as in the augmentation of our current disaster recovery network. During 2002, the continued focus on the improvement and upgrade of information technology has resulted in the investment in more personnel, software and hardware. During 2002, the Company paid cash compensation to the members of the Company's board of directors in lieu of granting stock options. Professional fees for the third quarter 2002 include consulting fees paid to a third party for management of the renovation and improvements made to the floors occupied at the downtown Chicago location. Additionally, mortgage banking expenses related to the sale of residential real estate loans, which amounts have increased during 2002 due to the higher level of mortgage refinancing activity, are included in professional fees.

         During the third quarter 2002, insurance expense increased 34% compared to the prior year quarter to $118,000 as a result of continued growth in the number of employees requiring additional insurance coverage. In addition, during the third quarter 2002, the Company renegotiated all of its insurance coverage pursuant to maturing policies. Insurance expense for the fourth quarter 2002 will reflect a full quarter expense of the renegotiated policies and will be approximately 20% higher than the third quarter expense amounts.

         Postage, telephone and delivery expenses decreased to $185,000 during the third quarter 2002, a decrease of 8% over the prior year quarter. Office supplies and printing costs decreased to $106,000 during the third quarter 2002, a 37% decrease as compared to the prior year quarter. Office supplies and printing expenses decreased 30% for the first nine months of 2002 from the year-ago period's level of $359,000 to $251,000. Office supplies and printing costs were higher in the prior year quarter primarily due to accumulated check printing charges that were not passed on to customers.

         Data processing fees increased 43% from $303,000 in the third quarter 2001 to $433,000 for the third quarter 2002. Data processing fees increased from $875,000 for the first nine months of 2001 to $1.1 million for the first nine months of 2002, an increase of 27%. The increase in data processing expense during 2002 reflects increased costs associated with the reconfiguration of our data lines to support our new data line infrastructure that provides complete redundancy of our main operating facility at one of our bank locations.

         Other non-interest expense increased 16% from $239,000 in the prior year quarter 2001 to $278,000 in the current quarter 2002. For the nine months ended September 30, 2002, other non-interest expense decreased from $1.2 million the prior year to $791,000 in the current period, a decrease of 32%. During the second quarter 2001, the Company recognized charges of $561,000 related to the resolution of certain items associated with prior system conversions that were not recurring in 2002.

INCOME TAXES

         The following table shows our income before income taxes, applicable income taxes and effective tax rate for the nine months ended September 30, 2002 and 2001, respectively (in thousands):

                                      NINE MONTHS ENDED
                                        SEPTEMBER 30,
                                        -------------
                                      2002           2001
                                      ----           ----
Income before taxes..........        $9,935         $5,874
Income tax provision.........         2,148          1,592
Effective tax rate...........          21.6%          27.1%

         The lower effective tax rate for the nine months ended September 30, 2002 as compared to the prior year period is primarily attributable to an increase in the amount of federally tax-exempt municipal investment securities held in our securities portfolio. Tax-exempt municipal securities increased from $95.1 million at September 30, 2001 to $131.5 million at September 30, 2002, an increase of 38%. The effective income tax rate varies from statutory rates principally due to certain interest income, which is tax-exempt for federal or state purposes, and certain expenses, which are disallowed for tax purposes.

         The Company currently is taxed at a stated federal rate of 34% on its taxable income. This rate will increase to 35% when the Company's annual taxable income exceeds $10.0 million. The Company's stated federal tax rate may increase in 2002 or 2003, and as a result, the tax equivalent adjustment for income on federally tax-exempt municipal securities will be higher, resulting in a positive impact on our reported net interest margin.


                               FINANCIAL CONDITION

TOTAL ASSETS

         Total assets increased to $1.4 billion at September 30, 2002, an increase of $227.6 million, or 19% over total assets of $1.2 billion at December 31, 2001, and an increase of $362.4 million, or 35% over total assets of $1.0 billion at September 30, 2001. The balance sheet growth during the nine months ended September 30, 2002 was accomplished mainly through loan growth throughout the Company and growth in the investment securities portfolio. The growth in assets was funded through excess liquidity that resulted from the growth in core deposits and our continued reliance on brokered deposits.

LOANS

         Total loans increased to $913.2 million, an increase of $132.4 million, or 17%, from $780.8 million at December 31, 2001, and an increase of $197.1 million, or 28%, from $716.1 million at September 30, 2001.

         The PrivateBank (St. Louis) had loans outstanding of $99.5 million as of September 30, 2002, growth of $26.0 million since December 31, 2001. The PrivateBank (Chicago) generated the remaining loan growth of $106.4 million experienced by the Company since December 31, 2001. All of The PrivateBank (Chicago) offices posted strong gains in loan volume on a quarter over quarter basis.

         The following table sets forth our loan portfolio net of unearned discount by category (in thousands) at the following dates:


                                       SEPTEMBER 30,      DECEMBER 31,       SEPTEMBER 30,
                                           2002               2001               2001
                                           ----               ----               ----
LOANS
Commercial real estate...........        $427,303           $310,869          $273,970
Residential real estate..........          79,269             89,889            91,844
Commercial.......................         162,341            163,279           141,066
Personal(1)......................         134,801            124,206           116,775
Construction.....................         109,483             92,528            92,462
                                         --------           --------          --------
   Total loans...................        $913,197           $780,771          $716,117
                                         ========           ========          ========

-------------------
(1) Includes home equity loans and overdraft lines.

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

         The allowance for loan losses as a percentage of total loans was 1.17% at September 30, 2002, 1.06% at December 31, 2001 and 1.06% at September 30, 2001. Management believes that the allowance for loan losses is adequate to provide for estimated probable credit losses inherent in the loan portfolio. For the remainder of 2002, as the Company continues to monitor current economic conditions and the resulting impact on specific borrower situations, the allowance for loan losses will be adjusted accordingly.

         Net charge-offs, primarily related to one commercial real estate credit, totaled $95,000 for the quarter ended September 30, 2002 versus net charge-offs of $183,000 in the year earlier period and $490,000 in the second quarter 2002. The provision for loan losses was $828,000 in the third quarter of 2002, versus $845,000 in the third quarter of 2001 and $1.6 million in the second quarter of 2002. Management judges the adequacy of the allowance by formally reviewing and analyzing potential problem credits, which entails assessing current and historical loss experience, loan portfolio quality, volume and trends, prevailing economic and business conditions, specific loan review and other relevant factors.

         Following is a summary of changes in the allowance for loan losses for the nine months ended September 30, 2002 and 2001 (in thousands):

                                                       2002            2001
                                                       ----            ----
Balance, January 1................................   $ 8,306          $6,108
Provisions charged to earnings....................     2,948           1,922
Loans charged-off, net of recoveries..............      (612)           (472)
                                                     -------          ------
Balance, September 30.............................   $10,642          $7,558
                                                     =======          ======

NONPERFORMING LOANS

The following table classifies our non-performing loans as of the dates shown:


                                            9/30/02      6/30/02       3/31/02      12/31/01      9/30/01
                                            -------      -------       -------      --------      -------
                                                               (DOLLARS IN THOUSANDS)
Nonaccrual loans......................         $430         $649        $1,458         $664        $2,658
Loans past due 90 days or more and
   still accruing.....................        2,549        2,518         1,448        2,504         3,766
                                             ------       ------        ------       ------        ------
Total nonperforming loans.............        2,979        3,167         2,906        3,168         6,424
Other real estate owned...............           --           --            --           --            62
                                             ------       ------        ------       ------        ------
Total nonperforming assets............       $2,979       $3,167        $2,906       $3,168        $6,486
                                             ======       ======        ======       ======        ======
Total nonaccrual loans to total loans.         0.05%        0.07%         0.19%        0.09%         0.37%
Total nonperforming loans to total
   loans..............................         0.33%        0.37%         0.37%        0.41%         0.90%
Total nonperforming assets to total
   assets.............................         0.21%        0.24%         0.24%        0.27%         0.62%

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

         Nonaccrual loans were $430,000 at September 30, 2002 as compared to $664,000 at December 31, 2001 and $2.7 million at September 30, 2001. Nonaccrual loans decreased by $234,000 since December 31, 2001. Loans delinquent over 90 days increased by $45,000 since December 31, 2001.

         At September 30, 2002, nonperforming loans as a percentage of total loans were 0.33%, down from 0.37% at June 30, 2002, 0.41% at December 31, 2001, and 0.90% at September 30, 2001. At September 30, 2002, nonaccrual loans as a percentage of total loans were 0.05%, versus 0.07% at June 30, 2002 and 0.37% at September 30, 2001. Management believes credit quality remains strong; however, the increased level of the allowance for loan losses reflects management's ongoing assessment of the loan portfolio based on the various factors we consider relevant, including the effect of the current weakened state of the overall economy on some of our clients.

INVESTMENT SECURITIES

         The amortized cost and the estimated fair value of securities at September 30, 2002 and December 31, 2001, were as follows (in thousands):


                                                       INVESTMENT SECURITIES -- AVAILABLE-FOR-SALE
                                                       -------------------------------------------
                                                                   SEPTEMBER 30, 2002
                                                                   ------------------
                                                                 GROSS           GROSS
                                               AMORTIZED       UNREALIZED      UNREALIZED      ESTIMATED
                                                  COST           GAINS           LOSSES        FAIR VALUE
                                                  ----           -----           ------        ----------
U.S. government agency
   mortgage backed securities and
   collateralized
   mortgage obligations..................       $100,888        $1,922            $(892)        $102,101
Corporate collateralized mortgage
   obligations...........................         22,291           553               --           23,455
Tax-exempt municipal securities..........        121,063        10,419               --          131,775
Taxable municipal securities.............          4,582           124               --            4,706
Federal Home Loan Bank stock.............        128,364            --               --          128,364
Other....................................         12,791         1,087               --           12,791
                                                --------       -------            -----         --------
Total....................................       $389,979       $14,105            $(892)        $403,192
                                                ========       =======            =====         ========


                                                       INVESTMENT SECURITIES -- AVAILABLE-FOR-SALE
                                                       -------------------------------------------
                                                                   DECEMBER 31, 2001
                                                                   -----------------
                                                                 GROSS           GROSS
                                               AMORTIZED       UNREALIZED      UNREALIZED      ESTIMATED
                                                  COST           GAINS           LOSSES        FAIR VALUE
                                                  ----           -----           ------        ----------
U.S. government agency mortgage backed
   securities and collateralized mortgage
   obligations...........................       $101,416          $483            $(523)        $101,376
Corporate collateralized mortgage
   obligations...........................         23,046           416               --           23,462
Tax-exempt municipal securities..........        106,980           645             (700)         106,925
Taxable municipal securities.............          6,032            19               --            6,051
Federal Home Loan Bank stock.............         92,964            --               --           92,964
Other....................................          2,005           150               --            2,155
                                                --------        ------          -------         --------
Total....................................       $332,443        $1,713          $(1,223)        $332,933
                                                ========        ======          =======         ========

         All securities are classified as available-for-sale and may be sold as part of our asset/liability management strategy in response to changes in interest rates, liquidity needs or significant prepayment risk. Securities available-for-sale are carried at fair value, with related unrealized net gains or losses, net of deferred income taxes, recorded as an adjustment to equity. Gross unrealized gains in the portfolio increased to $13.2 million as of September 30, 2002 due to the historically low interest rate environment at quarter-end. Net unrealized gains of $8.7 million after tax resulted in an increase in reported stockholders' equity at September 30, 2002. This was an increase of $8.4 million from net unrealized gains of $323,000 recorded as part of equity at December 31, 2001. Management believes the credit quality of the investment portfolio remains strong. The vast majority of investments are rated "AAA" by bond rating agencies. It is our practice not to take any undue credit risk with the investment portfolio.

         Securities available-for-sale increased to $403.2 million at September 30, 2002, up 21% from $332.9 million at December 31, 2001. The growth in the investment security portfolio since December 31, 2001 resulted from the continued implementation of our asset/liability management strategy. Tax-exempt municipal securities increased by $24.6 million to $131.5 million as of September 30, 2002 compared to $106.9 million at December 31, 2001. These securities provide net interest margin protection in a falling interest rate environment. Corporate collateralized mortgage obligations decreased $700,000 to $22.8 millions as of September 30, 2002 compared to $23.5 million at December 31, 2001. Investments in Federal Home Loan Bank (FHLB) stock increased to $128.4 million at September 30, 2002, an increase of $35.4 million since December 31, 2001, as a result of purchases made to take advantage of the liquid nature of the investment. In October 2002, the Company purchased $25.0 million of additional FHLB stock for asset- liability management purposes.

DEPOSITS AND FUNDS BORROWED

         The following table presents the balances of deposits by category and each category as a percentage of total deposits at September 30, 2002 and December 31, 2001:


                                                                SEPTEMBER 30,                DECEMBER 31,
                                                                    2002                         2001
                                                                    ----                         ----
                                                            BALANCE      % OF TOTAL      BALANCE    % OF TOTAL
                                                            -------      ----------      -------    ----------
                                                                       (DOLLARS IN THOUSANDS)
                       Demand.......................         $80,994         7%           $73,146        9%
                       Savings......................          15,669         1%            12,158        1%
                       Interest-bearing demand......          57,575         5%            52,061        6%
                       Money market.................         425,664        37%           350,829       41%
                       Brokered deposits ...........         324,977        28%           138,911       17%
                       Other time deposits..........         258,448        22%           223,390       26%
                                                          ----------       ---           --------      ---
                          Total deposits............      $1,163,327       100%          $850,495      100%
                                                          ==========       ===           ========      ===

         Total deposits of $1.2 billion at September 30, 2002 represent an increase of $313.0 million or 37% as compared to total deposits of $850.5 million as of December 31, 2001. Noninterest-bearing deposits increased by 11% to $81.0 million at September 30, 2002 as compared to $73.1 million at December 31, 2001. Interest-bearing demand deposits increased by 11% to $57.6 million as compared to $52.1 million at December 31, 2001. Money market accounts increased by $74.8 million to $425.7 million at September 30, 2002 as compared to $350.8 million at December 31, 2001. Other time deposits increased by $35.1 million to $258.4 million as compared to $223.4 million at year-end 2001. Brokered deposits increased by $186.1 million to $325.0 million at September 30, 2002 as compared to $138.9 million at December 31, 2001.

         We continued to utilize brokered deposits as a source of funding for growth in the loan and investment portfolios. From time to time we may purchase brokered deposits that include call option provisions, which can provide us with the opportunity to repay the certificates of deposit on a specified date prior to the contractual maturity date. During the third quarter of 2002, no brokered deposits were called. As of September 30, 2002, there were no outstanding brokered deposits containing call provisions.

         BROKERED DEPOSITS AT SEPTEMBER 30, 2002

                                     AMOUNT
                                  (IN 000'S)      RATE         MATURITY DATE
                                  ----------      ----         -------------
                                    $ 25,000     2.500%          08/30/04
                                       2,394     3.800           09/05/03
                                      17,425     2.400           07/24/03
                                      15,312     2.450           07/21/03
                                      20,000     2.250           07/17/03
                                      12,858     1.900           07/17/03
                                       4,548     7.050           06/27/03
                                       2,594     7.200           06/23/03
                                      11,063     2.200           04/21/03
                                      10,000     2.000           04/16/03
                                       5,037     2.350           02/24/03
                                      10,000     2.000           02/19/03
                                      13,867     1.850           01/31/03
                                      20,000     2.150           01/30/03
                                      10,000     2.650           01/27/03
                                      19,970     2.750           01/20/03
                                      10,000     2.500           01/16/03
                                      25,000     2.600           01/10/03
                                       5,000     2.900           12/31/02
                                       1,627     3.000           12/31/02
                                       3,000     2.300           11/22/02
                                       5,687     2.600           11/21/02
                                       4,313     2.700           11/21/02
                                      10,000     2.800           10/17/02
                                      10,756     2.500           10/17/02
                                      15,000     2.300           10/16/02
                                       9,925     2.100           10/11/02
                                      15,100     2.100           10/09/02
                                      10,000     1.950           10/09/02
                                    --------
                                    $325,476
                                    ========

                GROSS BROKERED DEPOSITS                                $325,476
                UNAMORTIZED PREPAID BROKER
                     COMMISSIONS                                           (499)
                                                                       --------
                TOTAL BROKERED DEPOSITS                                $324,977
                                                                       ========

         Membership in the Federal Home Loan Bank System gives us the ability to borrow funds from the Federal Home Loan Bank of Chicago (FHLB) and from the Federal Home Loan Bank of Des Moines (FHLB) for short- or long-term purposes under a variety of programs. We have periodically used the services of the FHLB for short-term funding needs and other correspondent services. During 2002, we have utilized brokered deposits as a funding source in lieu of FHLB advances. Federal Home Loan Bank borrowings totaled $68.0 million at September 30, 2002 compared to $115.4 million at December 31, 2001. Management anticipates that our reliance on FHLB advances will remain at current levels for the remainder of 2002.

         A summary of all funds borrowed and outstanding at September 30, 2002, December 31, 2001 and September 30, 2001 is presented in the table below:


                                                          CURRENT
     FUNDS BORROWED:                                        RATE      MATURITY      09/30/02    12/31/01     09/30/01
     ---------------                                        ----      --------      --------    --------     --------
     Subordinated note                                      3.75%     02/11/07        5,000       5,000        5,000

     FHLB fixed advance (1)                                 6.50%     10/23/05       26,540      24,886       25,000

     FHLB fixed advance                                     6.21%     12/05/03       30,000      30,000       30,000

     FHLB fixed advance                                     2.21%     07/22/03        1,000       1,000        1,000

     FHLB fixed advance                                     2.74%     07/17/03        1,000           -            -

     FHLB fixed advance                                     2.46%     06/16/03          500           -            -

     FHLB fixed advance                                     2.70%     05/08/03        1,000           -            -

     Borrowing under revolving line of credit
     facility                                               3.50%     04/11/03       17,250       5,000          250

     FHLB fixed advance                                     2.98%     03/10/03        1,000           -            -

     FHLB fixed advance                                     2.38%     01/13/03        1,000           -            -

     FHLB fixed advance                                     5.89%     12/20/02            -           -        1,000

     FHLB fixed advance                                     5.89%     12/20/02        1,000       1,000            -

     FHLB fixed advance                                     2.39%     11/12/02        5,000       5,000            -

     FHLB fixed advance                                     5.91%     06/21/02            -         500          500

     FHLB fixed advance                                     4.21%     05/13/02            -       1,000        1,000

     FHLB fixed advance                                     5.02%     03/06/02            -       1,000        1,000

     FHLB fixed advance                                     4.30%     02/01/02            -      25,000       25,000

     FHLB fixed advance                                     5.21%     01/22/02            -       1,000        1,000

     FHLB fixed advance                                     6.49%     11/13/01            -           -        2,000

     FHLB open line advance                                 1.74%        daily            -      25,000            -

     Fed funds purchased                                    2.11%        daily       29,000     103,000       40,000

     Demand repurchase agreements (2)                       1.60%        daily        6,132       3,102        5,206
                                                                                      -----       -----        -----
     Total funds borrowed........................                                  $125,422    $231,488     $137,956
                                                                                   ========    ========     ========

________________
(1) Demand repurchase agreements are a form of retail repurchase agreements offered to certain clients of The PrivateBank (Chicago). Funds are swept each business day from the client's demand deposit account. These amounts are not deposits and are not insured, but are secured by a pool of securities pledged specifically for this purpose.
(2) This FHLB advance is subject to a fair value hedge utilizing an interest rate swap with a fair value of $3.0 million. The contractual par amount on the advance is $25.0 million.

         The decrease in funds borrowed as of September 30, 2002 as compared to December 31, 2001, reflects a decrease in our federal funds purchased position and decreases in FHLB fixed advances, offset by an increase in our borrowings under our revolving line of credit.

CAPITAL RESOURCES

         At September 30, 2002, $20.0 million of the Company's outstanding trust preferred securities was treated as Tier 1 capital. Stockholders' equity rose to $79.3 million at September 30, 2002, an increase of $17.0 million from the 2001 year-end level, due to year-to-date 2002 net income of $7.8 million and a $8.4 million increase in the fair value of the available-for-sale investment securities portfolio since year end.

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

         The following table reflects our consolidated measures of capital at September 30, 2002, December 31, 2001 and September 30, 2001:


                                            SEPTEMBER 30,       DECEMBER 31,       SEPTEMBER 30,
                                                2002                2001                2001
                                                ----                ----                ----
Total equity to total assets..........          5.65%              5.29%               6.69%
Total risk-based capital ratio........          9.10%              9.71%               8.51%
Tier 1 risk-based capital ratio.......          7.61%              8.18%               6.72%
Leverage ratio........................          5.91%              6.64%               5.54%

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

         At September 30, 2002, on a consolidated basis, the Company together with each of the banking subsidiaries continued to exceed the minimum levels of all regulatory capital requirements and was considered "adequately capitalized". Each stand-alone banking subsidiary was considered "well-capitalized" under all regulatory standards at September 30, 2002. The Company expects to raise additional capital during 2003 to support its growth plans.

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

         Net cash inflows provided by operations were $14.9 million in the first nine months of 2002 compared to a net cash inflow of $17.0 million a year earlier. Net cash outflows from investing activities were $195.0 million in the first nine months of 2002 compared to a net cash outflow of $220.1 million a year earlier. Cash inflows from financing activities in the first nine months of 2002 were $205.7 million compared to a net inflow of $192.5 million in the first nine months of 2001.

         In the event of short-term liquidity needs, our banking subsidiaries may purchase federal funds from correspondent banks. Membership in the Federal Home Loan Bank System gives the banking subsidiaries the ability to borrow funds from the FHLB for short- or long-term purposes under a variety of programs. Additionally, our available-for-sale investment in FHLB stock is redeemable for cash at par in the event of liquidity needs.

         During the third quarter 2002, we continued to rely on brokered deposits to fund growth in loans and investment securities as well as liquidity at our banks. For the remainder of 2002, we expect to continue to rely on brokered deposits for liquidity purposes if brokered rates continue to compare favorably to other sources of liquidity. Brokered deposits represented 28% of total deposits at September 30, 2002 compared to 17% of total deposits at December 31, 2001. Brokered deposits are obtained by negotiating amount, rate and term with broker dealers that make a market in this product. Brokered deposits are raised by broker dealers on a best-efforts basis and are not guaranteed until settlement, which typically occurs five business days from the date of placing the order for the brokered deposits. As brokered deposits mature, we are required to return the funds via wire transfer together with interest due to the broker dealer that originally placed the deposit with our institution. New brokered deposits are originated with broker dealers that are approved by our Board of Directors and all relevant terms of the deposit are negotiated at that time.

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

         We measure the impact of interest rate changes on our income statement through the use of gap analysis. The gap represents the net position of assets and liabilities subject to repricing in specified time periods. During any given time period, if the amount of rate sensitive liabilities exceeds the amount of rate sensitive assets, a company would generally be considered negatively gapped and would benefit from falling rates over that period of time. Conversely, a positively gapped company would generally benefit from rising rates. The following tables illustrate the estimated interest rate sensitivity and periodic and cumulative gap positions calculated as of September 30, 2002 and December 31, 2001:


                                                                  SEPTEMBER 30, 2002
                                                                  ------------------
                                                            TIME TO MATURITY OR REPRICING
                                                            -----------------------------
                                                                (DOLLARS IN THOUSANDS)
                                            0-90            91-365        1-5           Over 5
                                            DAYS             DAYS        YEARS           YEARS         TOTAL
                                            ----             ----        -----           -----         -----
INTEREST-EARNING ASSETS
Loans, including loans held for
   sale............................       $594,909         $75,319      $197,606       $46,934       $914,768
Investments at amortized cost......        146,534          28,620        34,525       187,851        397,530
Federal funds sold.................          3,848              --            --            --          3,848
                                          --------        --------      --------      --------     ----------
Total interest-earning assets......       $745,290        $103,939      $232,131      $234,785     $1,316,145
                                          ========        ========      ========      ========     ==========
INTEREST-BEARING LIABILITIES
Interest-bearing demand............       $     --        $     --      $     --      $ 57,575     $   57,575
Savings and money market...........        227,068         204,327            --            60        431,455
Time deposits......................        238,415         299,116        51,883         3,889        593,303
Funds borrowed (1).................         58,382           9,500        76,000            --        143,882
                                          --------        --------      --------      --------     ----------
Total interest-bearing liabilities.       $523,865        $512,943      $127,883       $61,522     $1,226,213
                                          ========        ========      ========      ========     ==========
CUMULATIVE
Rate sensitive assets (RSA)........       $745,290      $  849,229    $1,081,360    $1,316,145
Rate sensitive liabilities (RSL)...        523,865       1,036,808     1,164,691     1,226,213
GAP (GAP=RSA-RSL)..................        221,425        (187,579)      (83,331)       89,932
RSA/RSL............................         142.27%          81.91%        92.85%       107.33%
RSA/Total assets...................          53.31           60.74         77.35         94.14
RSL/Total assets...................          37.47           74.16         83.31         87.71
GAP/Total assets...................          15.84           13.42          5.96          6.43
GAP/Total RSA......................          29.71           22.09          7.71          6.83

(1) Funds Borrowed does not include the fair market value adjustment of the hedged FHLB advance.


                                                                  DECEMBER 31, 2001
                                                                  ------------------
                                                            TIME TO MATURITY OR REPRICING
                                                            -----------------------------
                                                                (DOLLARS IN THOUSANDS)
                                            0-90            91-365        1-5           Over 5
                                            DAYS             DAYS        YEARS           YEARS         TOTAL
                                            ----             ----        -----           -----         -----
INTEREST-EARNING ASSETS
Loans, including loans held for
      sale...........................     $467,083        $66,521       $204,859       $53,643       $792,106
Investments at amortized cost........       95,269          8,516         45,147       183,511        332,443
Federal funds sold...................          518             --             --            --            518
                                          --------        -------       --------      --------     ----------
Total interest-earning assets........     $562,870        $75,037       $250,006      $237,154     $1,125,067
                                          ========        =======       ========      ========     ==========
INTEREST-BEARING LIABILITIES

Interest-bearing demand..............     $     --       $     --       $     --      $ 52,061     $   52,061
Savings and money market.............      205,926        144,903             --         4,450        355,279
Time deposits........................      173,401        171,111         20,978         4,519        370,009
Funds borrowed (1)...................      168,102          8,500         75,000            --        251,602
                                          --------        -------       --------      --------     ----------
Total interest-bearing liabilities...     $547,429       $324,514        $95,978       $61,030     $1,028,951
                                          ========        =======       ========      ========     ==========
CUMULATIVE
Rate sensitive assets (RSA)..........     $562,870       $637,907       $887,913    $1,125,067
Rate sensitive liabilities (RSL).....      547,429        871,943        967,921     1,028,951
GAP (GAP=RSA-RSL)....................       15,441       (234,036)       (80,008)       96,116
RSA/RSL..............................       102.82%         73.16%         91.73%       109.34%
RSA/Total assets.....................        47.83          54.21          75.45         95.61
RSL/Total assets.....................        46.52          74.10          82.25         87.44
GAP/Total assets.....................         1.31          19.89           6.80          8.17
GAP/Total RSA........................         2.74          36.69           9.01          8.54

(1) Funds Borrowed does not include the fair market value adjustment of the hedged FHLB advance.

         The following table shows the impact of an immediate 200 basis point change in interest rates as of September 30, 2002 and December 31, 2001. The effects are determined through the use of a simulation model based on our earning asset and interest-bearing liability portfolios, assuming the size of these portfolios remains constant from the balance sheet date throughout the one-year measurement period. The simulation assumes that assets and liabilities accrue interest on their current pricing basis. Assets and liabilities then reprice based on their terms and remain at that interest rate through the end of the measurement period. The model attempts to illustrate the potential change in net interest income if the foregoing occurred.


                                                            SEPTEMBER 30, 2002              DECEMBER 31, 2001
                                                            ------------------              -----------------
                                                        +200 BASIS      -200 BASIS      +200 BASIS     -200 BASIS
                                                          POINTS          POINTS          POINTS         POINTS
                                                          ------          ------          ------         ------
Percentage change in net interest income due to
   an immediate 200 basis point change in
   interest rates over a one-year time horizon....         3.5%           -7.2%             3.0%          -4.7%

         This table shows that if there had been an instantaneous parallel shift in the yield curve of -200 basis points on September 30, 2002 and December 31, 2001, we would suffer a decline in net interest income of -7.2% and -4.7%, respectively, over each one-year period. Conversely, a shift of +200 basis points would increase net interest income 3.5% over a one-year horizon based on September 30, 2002 balances, as compared to 3.0% measured on the basis of the December 31, 2001 portfolio.

         Changes in the effect on net interest income from a 200 basis point movement at September 30, 2002, compared to December 31, 2001 are due to the timing and nature of the repricing of rate sensitive assets to rate sensitive liabilities within the one year time frame. Although we are negatively gapped within one year, the asset sensitive position of the balance sheet in the third 90 days of the simulation, coupled with the timing of repricing within the 91 to 365 day bucket, would lead to an increase in net interest income from an immediate +200 basis point move. The difference in the effect on net interest income at September 30, 2002 as compared to December 31, 2001 is due to the differences in the timing, balances, and current rates versus simulated rates of repricing assets and liabilities. The difference between the two measurement periods is also a result of our increased asset sensitivity in the 90-day bucket because of an increase in the purchase of FHLB stock and a decrease in fed funds purchased since year-end.

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

ITEM 4.  CONTROLS AND PROCEDURES

         Within the 90 days prior to the date of this report, the Company's Chief Executive Officer and Chief Financial Officer carried out an evaluation under their supervision, with the participation of other members of management as they deemed appropriate, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as contemplated by Exchange Act Rule 13a-15. Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the

Company's disclosure controls and procedures are effective, in all material respects, in timely alerting them to material information relating to the Company (and its consolidated subsidiaries) required to be included in the periodic reports the Company is required to file and submit to the SEC under the Exchange Act.

         There have been no significant changes to the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date that the internal controls were most recently evaluated. There were no significant deficiencies or material weaknesses identified in that evaluation and, therefore, no corrective actions were taken.

               SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES
                          LITIGATION REFORM ACT OF 1995

         Information and data contained in this report that are not historical facts constitute forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended), which involve significant risks and uncertainties. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," "plan," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ from those predicted. Factors which could have a material adverse effect on the operations and future prospects of the Company include, but are not limited to, further declines in market rates of interest and fluctuations in loan and deposit pricing, greater than anticipated deterioration in asset quality due to a prolonged economic downturn in the greater Chicago and St. Louis metropolitan areas or nationally, or other unanticipated circumstances, legislative or regulatory changes, adverse developments in the Company's loan or investment portfolios, competition, the possible dilutive effect of potential acquisitions or expansion, if any, unforeseen developments, delays or difficulties relating to the completion of the acquisition or integration of Lodestar Investment Counsel, and changes in accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update publicly any of these statements in light of future events except as required in subsequent periodic reports we file with the SEC.

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

4.1 Subordinated Note of PrivateBancorp, Inc., dated February 11, 2000, principal amount of $5 million due February 11, 2007, (filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and incorporated herein by reference.)

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

15.0     Acknowledgment of Independent Auditors

99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.3     Independent Accountants' Review Report

         (b)      Reports on Form 8-K.

                  (1) Current Report on Form 8-K dated July 17, 2002, filed with the SEC on July 19, 2002.
                  (2) Current Report on Form 8-K dated July 22, 2002, filed with the SEC on July 22, 2002.
                  (3) Current Report on Form 8-K dated September 5, 2002, filed with the SEC on September 5, 2002.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    PRIVATEBANCORP, INC.
                                    (Registrant)

                                    By:/s/ Ralph B. Mandell
                                       -----------------------------------------
                                       Ralph B. Mandell,
                                       Chairman, President and
                                       Chief Executive Officer

                                    By:/s/ Gary L. Svec
                                       -----------------------------------------
                                       Gary L. Svec,
                                       Chief Financial Officer
                                       (principal financial officer)

                                    By:/s/ Lisa M. O'Neill
                                       -----------------------------------------
                                       Lisa M. O'Neill,
                                       Controller
                                       (principal accounting officer)

Date:  November 14, 2002

                                 CERTIFICATIONS

I, Ralph Mandell, Chairman, President and Chief Executive Officer of PrivateBancorp, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of PrivateBancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002


/s/ Ralph B. Mandell
-----------------------------
Ralph B. Mandell
Chairman, President and Chief Executive Officer
PrivateBancorp, Inc.

                                 CERTIFICATIONS

I, Gary Svec, Chief Financial Officer of PrivateBancorp, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of PrivateBancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002


/s/ Gary L. Svec
-----------------------------
Gary L. Svec
Chief Financial Officer
PrivateBancorp, Inc.

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

   4.1 Subordinated Note of PrivateBancorp, Inc., dated February 11, 2000, principal amount of $5 million due February 11, 2007, (filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and incorporated herein by reference.)

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

   15.0           Acknowledgment of Independent Auditors

   99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   99.2           Certification of Chief Financial Officer pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   99.3           Independent Accountants' Review Report