Form 10-K
period 2002-12-31
PRIVATEBANCORP INC
filed 2003-03-07
CIK 889936

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

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

Indicate by checkmark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

The aggregate market value of the voting common equity of the Registrant held by non-affiliates of the Registrant was approximately $107,273,278 based on the closing price of the common stock of $20.10 on June 30, 2002, as reported by the NASDAQ National Market.

As of February 28, 2003, the Registrant had outstanding 7,738,164 shares of common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement for the 2003 Annual Meeting of Stockholders are incorporated by reference into Part III.

                                    FORM 10-K

                                TABLE OF CONTENTS

                                                                                                                   PAGE
                                                                                                                  NUMBER
PART I
   Item 1.     Business...........................................................................................   2
   Item 2.     Properties.........................................................................................  22
   Item 3.     Legal Proceedings..................................................................................  23
   Item 4.     Submission of Matters to a Vote of Security Holders................................................  23

PART II
   Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters..............................  24
   Item 6.     Selected Financial Data............................................................................  25
   Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations .............  28
   Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.........................................  46
   Item 8.     Financial Statements and Supplementary Data........................................................  48
   Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ..............  48

PART III
   Item 10.    Directors and Executive Officers...................................................................  49
   Item 11.    Executive Compensation.............................................................................  49
   Item 12.    Security Ownership of Certain Beneficial Owners and Management.....................................  49
   Item 13.    Certain Relationships and Related Transactions.....................................................  49
   Item 14.    Controls and Procedures............................................................................  50

PART IV
   Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K....................................  50

Index to Consolidated Financial Statements........................................................................ F-1

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

         As the financial industry has consolidated, and smaller, independent banks have been acquired by national, multi-bank holding companies, many financial institutions have focused on a mass-market approach using automated customer service which de-emphasizes personal contact. We believe that the centralization of decision-making power at these large institutions has resulted in disruption of client relationships as frontline bank employees who have limited decision-making authority fill little more than a processor role for their customers. At many of these large institutions, services are provided by employees in the "home office" who evaluate requests without the benefit of personal contact with the customer or an overall view of the customer's relationship with the institution.

         We believe that this trend has been particularly frustrating to affluent individuals, professionals, owners of closely held businesses and commercial real estate investors who traditionally have been accustomed to dealing directly with senior bank executives. These clients typically seek banking relationships managed by a decision-maker that can deliver a prompt response to their requests and custom tailor a banking solution to meet their needs. The St. Louis-based bank also focuses on clients who are seeking a higher level of service and a broad array of personalized banking and wealth management products and services. The PrivateBank (St. Louis) clients consist of individuals, small to medium-size businesses, commercial real estate investors and professionals.

         We have two banking subsidiaries--The PrivateBank and Trust Company, which we also refer to as The PrivateBank (Chicago), and The PrivateBank, which we also refer to as The PrivateBank (St. Louis). Using the European tradition of "private banking" as our model, we provide our clients with traditional individual and corporate banking services, including a variety of loan and deposit products, and wealth management services. Our goal is to be the primary source of financial products and services for our clients. We strive to develop a valued relationship with our clients, using an experienced team of managing directors, to serve each client's individual and corporate banking needs, and by tailoring our products and services to consistently meet those needs.

         Our managing directors are strategically located in eight Midwestern United States locations. Currently, we have seven offices in the Chicago metropolitan area. These offices are strategically located in downtown Chicago; in the affluent North Shore communities of Wilmette, Winnetka and Lake Forest; in Oak Brook, centrally located in the fast growing west suburban DuPage County; and in St. Charles and Geneva, in the far western Fox Valley area. We currently operate from one location in the St. Louis market where we established The PrivateBank (St. Louis), a federally chartered savings bank, in June 2000. On December 30, 2002, we purchased a controlling interest in a Chicago-based investment adviser, Lodestar Investment Counsel, LLC.

         Since year-end 1995 to December 31, 2002, we have grown our asset base at a compound annual rate of 35% to $1.5 billion. During the same period, loans have grown at a compound annual rate of 34% to $965,600, deposits at a compound annual rate of 32% to $1.2 billion and trust assets under administration at a compound annual rate of 22% to $757.8 million. Diluted earnings per share (EPS) have grown at a compound annual rate of 30% to $1.42 (adjusted to reflect the 3-for-2 stock dividend effective January 17, 2003) since year-end 1995.

THE PRIVATEBANK APPROACH

..    We are a client-driven organization and believe we have developed a unique approach to private banking designed to provide our clients with superior service. We emphasize personalized client relationships and custom-tailored financial services, complemented by the convenience of technology. We target the affluent segment of the market because we believe that there is significant unmet demand for personalized services within this segment, and also because we believe it offers significant growth potential. The key aspects of our private banking approach are:

..    Personal Relationships. Our approach begins with the development of strong, dedicated relationships with our clients. Each client is matched with a team of individuals headed by a managing director, who is our client's central point of contact with us. Our 18 managing directors, who are senior financial professionals, act as the financial partners of our clients, working with them to identify and service their banking needs. By dedicating a team of executives to each client, we are able to build ongoing relationships that allow our managing directors to use their increasing knowledge of the client's financial history and goals to quickly adapt our services to the client's individual needs. The purpose of this approach is to give our clients a sense of security and continuity of personal service in their banking relationship. On the basis of this trust and confidence, we then seek to expand the scope of services provided to each client, often including banking needs related to the business affairs of our clients. Satisfied clients provide our most fertile source of new business and new client referrals as well. While we encourage our clients to contact us directly, we also utilize technology to complement and enhance client service. We offer products such as PrivateBank Access, our Internet banking service, Master Money debit cards and Private Line Access, our voice-response communication system, to enhance, not replace, personal contact. This technology allows us to afford our clients the convenience of accessing our services from remote locations at any time of day.

     Our clients may connect to Trust Plus Online Access, Private NetBanking, and Business NetBanking directly through the Internet. Clients can also connect to PrivateLine Access directly through the telephone. Business NetBanking became available during 2001. Through Trust Plus Online Access, which became available late in 2000, wealth management clients may access account balance and history information in a read-only format through the Internet. Business NetBanking allows clients to access deposit and loan information, initiate stop payments, initiate bill payments, establish repetitive wire transfers and authorize transactions that clear through the Automated Clearing House (ACH). Private NetBanking and Business NetBanking are supported by a help desk that is staffed 60 hours per week. Currently, clients may:

..    access information regarding their wealth management account balances and recent transactions;

..    access deposit information;

..    transfer funds among deposit accounts;

..    utilize a bill payment service with a variety of options;

..    export information to financial software packages;

..    access the Private NetBanking and Business NetBanking help desk which is staffed 24 hours a day, seven days a week; and

..    send e-mail messages to bank personnel.

     As technology changes, we intend to modify and enhance our electronic banking products. We believe that in the future, a growing number of our clients will desire both personal and electronic services. We intend to work to improve and expand dual-delivery systems providing the quality of service to which our clients are accustomed.

..    Affluent Target Client. In the Chicago and St. Louis metropolitan areas, we target affluent individuals, professionals, owners of closely-held businesses, and commercial real estate investors with annual incomes in excess of $150,000 and their business interests, because we believe that they have significant unmet demand for personalized financial services. We offer our services to those members of this segment who are focused on building and preserving wealth. Our clients include affluent individuals, professionals, entrepreneurs and their business interests. We target service industries such as the accounting, legal and medical professions, as well as owners of closely-held businesses, commercial real estate investors and corporate executives. We believe that this segment of the market is most suited to our business and that these individuals are most likely to develop long-term relationships with us. Although we generally target individuals with high annual incomes and net worth, we also recognize the growth potential of certain young professionals and extend our services to those individuals whose incomes or net worth do not initially meet our criteria.

..    Customized Financial Services. In taking a long-term relationship approach with our clients, we are able to differentiate our services from the "one-size-fits-all" mentality of other financial institutions. Our clients use a wide variety of financial services beyond the traditional banking products, and we work with them to identify their particular needs and to develop and shape our services tailored to meet those needs. While we offer a portfolio of banking products, we believe that it is our personalized service that distinguishes us from our competitors. We encourage, not discourage, our clients to contact us. We use regular contact as a way to strengthen our relationships, increase services to existing clients and earn referral business.

..    Streamlined Decision-Making Process. Unlike many other banks, we do not have a lengthy chain of command. Our clients generally deal directly with their dedicated managing directors, who are given broad decision-making authority. This allows our managing directors to respond quickly and efficiently to our clients' needs. We are able to use a streamlined approach because our organization has many qualified, experienced credit officers. Officers with credit approval authority make themselves available on short notice to help consult on or approve credits when time is of the essence. Generally, we use an "on call" approach, rather than structured meetings, to approve credit. As the amount and the complexity of the credit increases, we often use a more traditional approval process.

..    Network of Comprehensive Financial Services. In order to compete with other financial service providers, we rely on a network of professionals in the financial and investment communities with whom we have developed strategic alliances over the years. This enables us to offer our clients a broad array of high quality services. For example, we work with selected investment management firms in providing services to our wealth management clients. Our clients can either maintain their existing investment management relationships when they become wealth management clients, use our subsidiary, Lodestar, or use our approved providers of investment management services. We believe this choice distinguishes our service from the rigid policies set by some of our competitors. We, in turn, assist our clients in selecting a complete package of services best suited to their individual needs without incurring the overhead associated with directly employing diversified portfolio managers. We also have a contractual fee sharing agreement with an independent insurance brokerage firm. Through this affiliation, we offer a full range of personal and corporate insurance products to our clients. To complement our existing financial products and services, we have a contractual arrangement with a registered securities broker-dealer firm through which we offer our clients on-site securities brokerage services.

STRATEGY FOR GROWTH

         We seek to enhance long-term stockholder value through internal growth, expanded product lines and selective geographic expansion. We expect to continue to evaluate possible acquisition candidates and new office locations and we intend to pursue opportunities that we perceive to be attractive to the long-term value of our franchise. Our growth strategy, which relies on our development, maintenance, and expansion of our superior management group, entails five key components:

..    Developing Our Existing Relationships. An important part of our future growth will be the continued development of our existing client relationships. As the needs of our clients change and grow, we seek to grow with them and continue to provide them with our custom-tailored, flexible services. For example, we strive to follow our clients from the purchase of their homes, through the financing of their own business, to the development and planning of their estate and continuing the relationship tradition with their children and grandchildren. We believe we have a significant opportunity to further develop our existing client relationships in each of our offices. In particular, we seek to develop our wealth management business through our existing clients.

..    Increasing the Reach of Our Existing Offices. In addition to increasing the services provided to our existing clients, we seek to expand the market presence of our existing offices, particularly in our newer offices. We believe that the growing need for private banking services in these markets is still largely unmet and we believe there is a significant opportunity to increase our client base in these offices, particularly in the wealth management area. Key to this strategy is attracting quality people. We hope to capitalize on our reputation and the reputations of our managing directors in increasing our market presence. Our managing directors, with their personal and professional contacts in the financial and corporate arenas, have been instrumental in developing our business. We encourage our senior executives to attend and host business receptions, charitable activities and promotional gatherings so that we may interact with our clients in a unique and personal manner. We also hope to grow our business through referrals from our existing clients. Referrals have been a significant source of new business for us. We value this system of networking because it allows us to further develop and strengthen our personal and professional relationships with both new and existing clients.

..    Acquisition of Asset Management Firms. We intend to continue to direct our energies towards building the breadth and depth of our wealth management area. We are very focused on acquiring additional asset management and financial planning capabilities as well as other fee income generating lines of business. As part of this ongoing strategy, we acquired a controlling interest in Lodestar, a Chicago-based investment advisor, in December 2002.

..    Expanding into New Product Lines and Services. Our goal is to be the primary source of financial products and services for our clients. We believe that by broadening our product line and adding additional financial services not currently offered by us, we should be able to achieve an increase in our franchise value through diversification of our fee income and strengthening of our client relationships. To reach this goal, we intend to consider acquisitions, joint ventures or strategic alliances with other financial service companies that emphasize quality service and the value of relationships. Our targets are businesses that complement our services and enable us to broaden our product line to better serve our clients and help us develop new client relationships.

..    Expanding into New Markets. We believe that the trend toward bank consolidation and centralized decision-making that has created a demand for our private banking services is not unique to Chicago or St. Louis. As we identify other markets with over 1 million people in the Midwest that present opportunities for growth and development similar to those in the Chicago and St. Louis markets, we will consider selective geographic expansion through possible acquisitions of existing institutions or by establishing new banking offices. We organized The PrivateBank (St. Louis) as a federal savings bank to create flexibility in pursuing these geographic expansion opportunities.

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

..    Real Estate Services. We provide real estate loan products to businesses and individuals. Our commercial real estate lending products are designed for real estate investors. We provide a full range of fixed and floating rate permanent and mini-permanent mortgages for our clients to finance a variety of properties such as apartment buildings, office buildings, strip shopping centers, and other income properties. In certain circumstances, we also provide construction lending for residential and commercial developments. We believe that our lending products are competitively priced with terms that are tailored to our clients' individual needs. Our residential mortgage products range from 30-year fixed rate products to personal construction lending. The home mortgage market is very competitive and we believe that our service is what separates us from our competition. Many mortgage lenders cannot work with borrowers who have non-traditional income sources or non-traditional properties, such as co-ops. Our mortgage lending staff is trained to work with successful individuals who have complex personal financial profiles. We have developed a proficiency for mortgages in excess of $1.0 million per loan and will work with our clients and our market sources to place these loans into the secondary market. Our experience has been that residential lending is an excellent vehicle to attract new clients.

..    Wealth Management. Our services include investment management, personal trust and estate services, custodial services, retirement accounts and brokerage and investment services. Our trust personnel work with our clients to define objectives, goals and strategies for their investment portfolios. We assist the client with the selection of an outside investment manager and work to tailor the investment program accordingly. During 1999, we introduced PrivateBank Counselor, an asset allocation program that combines outside professional portfolio management with an investment plan that our wealth management personnel tailor to the individual client's personal financial goals. Our wealth management and estate account administrators work with our clients and their attorneys to establish their estate plans. We work closely with our clients and their beneficiaries to ensure that their needs are met and to advise them on financial matters. When serving as management agent, trustee or executor, we often structure and periodically monitor the performance of the investment management of our clients' investment portfolios. We also provide our clients with custodial services for safekeeping of their assets. Consistent with our private banking approach, we emphasize a high level of personal service in our wealth management area, including prompt collection and reinvestment of interest and dividend income, weekly valuation, tracking of tax information, customized reporting and ease of security settlement. We also offer retirement products such as individual retirement accounts, 401(k)s, IRA rollovers, and administrative services for retirement vehicles such as profit sharing plans and employee stock option plans, as well as a full line of brokerage and investment products. Wealth management services are currently offered at The PrivateBank (St. Louis) through the wealth management department of The PrivateBank (Chicago). In December 2002, we acquired a controlling interest in Lodestar Investment Counsel, a Chicago-based investment adviser. We expect that this acquisition will provide additional sources of revenue in our wealth management segment.

..    Individual Banking Services. Our typical private banking client has several of the following products: interest bearing checking with credit line, money market deposit accounts, certificates of deposit, ATM/debit cards, and brokerage accounts. Some of our clients also use the PrivateBank Access Internet PC banking product. In addition to residential mortgages, we provide clients a variety of secured and unsecured personal loans and lines of credit as well as domestic and international wire transfers and foreign currency exchange. Through our affiliations and contractual arrangements with an independent insurance brokerage firm and a registered securities broker-dealer firm, we offer insurance products and securities brokerage services.

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

         The goal of our lending program is to meet the credit needs of our diverse client base while using sound credit principles to protect our asset quality. Our business and credit strategy is relationship-driven and we strive to provide a reliable source of credit, a variety of lending alternatives, and sound financial advice to our clients. When extending credit, our decisions are based upon our client's ability to repay the loan from non-speculative sources. The quality and integrity of the borrower is crucial in the loan approval process. We monitor the performance of our loan portfolio through regular contacts with our clients, continual portfolio review, careful monitoring of delinquency reports and reliance on our loan review function.

         We have retained an independent, outside resource to perform our loan review function, which ensures that our loan review process remains independent of the loan production and administration processes. Our loan reviewer examines individual credits to critique individual problems and the entire portfolio to comment on systemic weaknesses. The reviewer reports directly to the audit committee of our board of directors on a quarterly basis. In addition to loan review, the loan/investment committee of our board reviews the adequacy of the allowance for loan losses on a quarterly basis. The committee assesses management's loan loss provisions based on the loan reviewer's findings, delinquency trends, historical loan loss experience and current economic trends.

         Our legal lending limits, based on our banks' statements of financial condition, are calculated to not exceed 25% of capital plus unencumbered reserves. At December 31, 2002, The PrivateBank (Chicago)'s legal lending limit was $25.5 million and The PrivateBank (St. Louis)'s legal lending limit was $1.25 million. A bank's legal lending limit is the maximum amount of credit that the bank may commit to any one individual or business entity after aggregating all related credit.

         In addition to our chief credit officer, certain individuals have been designated acting chief credit officers, credit officers, officers with lending authority, and residential real estate lending officers. No single individual has sole authority to approve a loan. As the size of aggregate credit exposure increases, additional officers are required to approve the loan requests. This serves several purposes: (a) larger credits get more scrutiny, (b) most senior credit officers become involved in the decision-making process for the vast majority of dollars loaned without approving a proportionate number of loan requests, and (c) we become more consistent in administration of credit as credit officers gain a better understanding of our overall portfolio and credit culture.

         Our chief credit officer, or his designee, is involved in all credit decisions when the aggregate credit exposure is in excess of $250,000. The loan/investment committee of The PrivateBank (Chicago) reviews all credit decisions over $2.5 million and the loan/investment committee of The PrivateBank (St. Louis) reviews all credit decisions over $250,000. Prior approval is required for credit exposure in excess of $5.0 million and for all credits related to our board members or our managing directors. Loans are approved at the bank level by a management loan committee or by obtaining the approval of credit officers as required by the loan policy. We believe that this process allows us to be more responsive to our clients' needs by being able to approve credit without waiting for scheduled committee meetings. We also use management committee meetings to discuss complex credits or when we feel that a particular credit may be informative to everyone in the loan approval process. As a thrift, The PrivateBank (St. Louis) is required to maintain a specific percentage of its loan portfolio in qualified residential real estate loans. To address this regulatory requirement, from time to time, The PrivateBank (St. Louis) intends to purchase qualifying loans from The PrivateBank (Chicago) in exchange for loans generated in the St. Louis market that do not meet the criteria for qualified-thrift-loans. We expect to price sales of loans between the banks so as to allow each bank to achieve equal risk rewards from a yield perspective. Prior to purchasing any loans, the chief credit officer of The PrivateBank (Chicago) will apply the same credit policies and procedures as are followed for any other loan approval. Likewise, The PrivateBank (St. Louis) will apply the same lending discipline to loans purchased from The PrivateBank (Chicago) as it does for externally generated loans.

         The following table sets forth our loan portfolio by category as of December 31, 2002 and 2001:

                                           DECEMBER 31,   PERCENTAGE OF       DECEMBER 31,    PERCENTAGE OF
                                               2002        TOTAL LOANS            2001         TOTAL LOANS
                                           ------------   -------------       ------------    -------------
                                                               (DOLLARS IN THOUSANDS)
Commercial real estate..................      $ 452,703              47%         $ 310,869               40%
Commercial..............................        165,993              17%           163,279               21%
Construction............................        123,204              13%            92,528               12%
Home equity.............................         80,776               8%            59,795                8%
Residential real estate.................         72,289               8%            89,889               11%
Personal................................         70,676               7%            64,411                8%
                                           ------------   -------------       ------------    -------------
Total loans.............................      $ 965,641             100%         $ 780,771              100%
                                           ============   =============       ============    =============

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

         Risks inherent in real estate lending are related to the market value of the property taken as collateral, the underlying cash flows and documentation. It is important to accurately assess property values through careful review of appraisals. Some examples of risky commercial real estate lending include loans secured by properties with widely fluctuating market values or income properties occupied by renters with unstable sources of income, and not perfecting liens on property taken as collateral. We mitigate these risks by understanding real estate values in areas in which we lend, investigating the sources of cash flow servicing the debt on the property and adhering to our loan documentation policy.

         Commercial real estate loan products include mini-permanent and permanent financing, transaction loans to purchase properties prior to permanent financing, and lines of credit secured by commercial real estate portfolios. We typically structure mini-permanent and permanent financing as adjustable rate mortgages, or ARMs. ARM structure allows our clients to lock in an interest rate for a fixed period of time in order to avoid interest rate risk during the lock-in period. The vast majority of our ARM loans have initial fixed pricing for between one to five years. Each ARM loan has language defining repricing beyond the initial fixed pricing term. Transaction loans to purchase commercial property typically have maturities of one year or less. Lines of credit secured by commercial real estate portfolios are typically granted for one year with annual extensions after a successful underwriting review. Interest rates for our lines of credit typically are based on a floating rate formula.

         In our credit analysis process for commercial real estate loans, we typically review the appraised value of the property, the ability of the property as collateral to service debt, the significance of any outside income of the borrower or income from other properties owned by the borrowers, and the strength of guarantors, if any. Our real estate appraisal policy addresses selection of appraisers, appraisal standards, environmental issues and specific requirements for different types of properties, and has been approved by our board loan/investment committee.

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

         Our lines of credit typically are limited to a percentage of the value of the assets securing the line, and priced by a floating rate formula. In general, lines of credit are reviewed annually and are supported by accounts receivable, inventory and equipment. Depending on the risk profile of the borrower, we may require periodic aging of receivables, and inventory and equipment listings to verify the quality of the borrowing base prior to advancing funds. Our term loans are typically also secured by the assets of our clients' businesses. Term loans typically have maturities between one to five years, with either floating or fixed rates of interest. Commercial borrowers are required to provide updated personal and corporate financial statements at least annually. Letters of credit are an important product to many of our clients. We issue standby or performance letters of credit, and can service the international needs of our clients through correspondent banks. We use the same underwriting standards for letters of credit as we do for funded loans.

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

         Residential Real Estate Loans. Our residential real estate portfolio consists primarily of first and second mortgage loans for 1-4 unit residential properties. We do not generally originate long-term fixed rate loans for our own portfolio due to interest rate risk considerations. However, we do originate these loans for sale into the secondary market. This is a significant business activity in our residential real estate lending unit. For our own portfolio, we originate ARM loans typically structured with 30-year maturities and initial rates fixed for between one to five years with annual repricing beyond the initial term.

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

         Personal loans are subject to the same approval process as all other types of loans. Each loan is underwritten to ensure that it has adequate collateral coverage and/or cash flow. Annual financial statements are required of each personal borrower.

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

INVESTMENT ACTIVITIES

         The objective of our investment policy is to maximize income consistent with asset/liability objectives, liquidity, asset quality and regulatory constraints. The policy is to be reviewed at least annually by our board of directors. Our board is provided quarterly information recapping purchases and sales with the resulting gains or losses, average maturity, federal taxable equivalent yields and appreciation or depreciation by investment categories.

         We invest primarily in direct obligations of the United States, obligations of agencies of the United States, bank-qualified tax-exempt obligations of state and local political subdivisions, mortgage-backed pools, and collateralized mortgage obligations. We also may invest from time to time in corporate debt or other securities as permitted by our investment policy. In addition, we enter into federal funds transactions with our principal correspondent banks, and primarily act as a net buyer of such funds. The purchase of federal funds are effectively short-term loans by us from other banks.

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

         Our Investment Committee has responsibility for the oversight of management of our investment portfolio as well as the implementation of our investment strategy. Our loan portfolio is primarily floating-rate and when market rates decline, loans that are tied to floating rates reprice downward immediately. Our investment portfolio is currently structured to perform well in a 'rates down' scenario. Alternatively, in a 'rates up' environment, our loan portfolio performs very well due to the large percentage of floating rate loans. As currently structured, the investment portfolio will not outperform our loan portfolio in a rates up environment. During periods of volatility, we actively monitor the investment securities portfolio to maximize total returns in the construct of our asset-liability management structure. The Investment Committee meets periodically with our Asset-Liability Committee to discuss our investment policies.

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

In addition to trust and estate administration, we offer:

..    financial planning accounts;

..    investment agency accounts;

..    guardianship administration;

..    Section 1031 exchanges; and

..    custodial accounts.

         The average account value of trusts administered by us was approximately $2.1 million as of December 31, 2002. We seek to continue to grow our wealth management business as we expand our client base and our clients increasingly reach retirement age and focus on their estate plans. Trust assets under administration totaled $758.0 million at December 31, 2002. This is the result of continued new business, which more than offset declines in existing account balances due to deterioration in the equity markets throughout the year. The acquisition of Lodestar Investment Counsel added $482.0 million of assets under management as of December 31, 2002. On a consolidated basis, the Wealth Management Area had approximately $1.2 billion in assets under management at December 31, 2002. The following table indicates the breakdown of our trust assets under administration at December 31, 2002 by account classification and related gross revenue for the twelve months ended December 31, 2002 (not including Lodestar):

                                                   AT OR FOR THE TWELVE MONTHS
                                                     ENDED DECEMBER 31, 2002
                                                   -----------------------------
                  ACCOUNT TYPE                       MARKET VALUE        REVENUE
                  ------------                     --------------        -------
                                                            (IN THOUSANDS)

Personal trust--managed..........................      $  247,530      $   1,295
Agency--managed..................................         181,599            907
Custody..........................................         277,598            580
Employee benefits--managed.......................          51,148             74
                                                       ----------      ---------
     Total.......................................      $  757,875      $   2,856


         We have chosen to outsource some of the investment management aspects of our wealth management business so that we may offer our clients diversity and flexibility of investment representation and to allow us to impartially evaluate investment performance. This structure also allows our clients to independently designate one or more specific advisors enabling them to maintain existing relationships they may have within the financial community. If the client does not have such a relationship in place, we help them select an investment management firm to best service their needs. Based on the client's investment strategy and objectives and the account attributes, one or more investment managers will be selected from a selected group of approved advisors. We continue to direct our energies towards building the breadth and depth of our wealth management area. To that end, The PrivateBank (Chicago) acquired Lodestar Investment Counsel, a Chicago-based investment adviser with $482 million of assets under management at December 31, 2002. Lodestar manages equity, balanced, and fixed income accounts primarily for high net-worth individuals, retirement plans and charitable organizations with investable assets in excess of $1.0 million, and shares a similar focus on highly personalized client service.

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

ASSET-LIABILITY MANAGEMENT COMMITTEE

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

         We view ourselves as the only private bank in the Chicago and St. Louis markets focused solely on offering an extended range of traditional banking and wealth management products to affluent professionals, entrepreneurial individuals and their business interests. While our products may be similar to those of our competitors, we attempt to distinguish ourselves by emphasizing consistent delivery of the superior levels of personal service and responsiveness desired by our clients. For commercial and commercial real estate lending, we compete with a number of major Chicago-area financial institutions and suburban banks and, in the St. Louis market, with St. Louis-based financial institutions and banking offices. For wealth management services, we compete with the largest Chicago-area banks and some investment managers. For private banking services, we compete with the private banking departments of major Chicago and St. Louis-area financial institutions, some suburban banks, and brokerage houses. For residential mortgage lending, we compete with banks, savings and loans, mortgage brokers and numerous other financial services firms offering mortgage loans in our market areas. Several of our competitors are national or international in scope.

         Some of our competitors are not subject to the same degree of regulation as that imposed on bank holding companies, federally insured state chartered banks, national banks and federal savings banks and may be able to price loans and deposits more aggressively. In addition, the larger banking organizations, investment banks and brokerage houses have significantly greater resources than we do. As a result, some of our competitors have advantages over us in name recognition and market penetration.

EMPLOYEES

         As of December 31, 2002, we had approximately 184 full-time equivalent employees and an additional 6 full-time employees including our controlling interest in Lodestar Investment Counsel, LLC. The salaries of all of our employees are paid by either The PrivateBank (Chicago) or The PrivateBank (St. Louis), with the exception of Messrs. Mandell and Svec and Lisa M. O'Neill, our Director of Financial Reporting, a portion of whose salaries are paid by

PrivateBancorp.

         We provide our employees with a comprehensive program of benefits, some of which are on a contributory basis, including comprehensive medical and dental plans, life insurance plans, and 401(k) plans. We consider our relationship with our employees to be good.

AVAILABLE INFORMATION

         Our Internet address is www.privatebankandtrust.com. We make available at this address, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

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

         As of December 31, 2002, we had regulatory capital in excess of the Federal Reserve's minimum requirements. Our total risk-based capital ratio at December 31, 2002 was 8.29% and our leverage ratio was 5.47%.

         Acquisitions. The BHC Act requires prior Federal Reserve approval for, among other things, the acquisition by a bank holding company of direct or indirect ownership or control of more than 5% of the voting shares or substantially all the assets of any bank, or for a merger or consolidation of a bank holding company with another bank holding company. With limited exceptions, the BHC Act prohibits a bank holding company from acquiring direct or indirect ownership or control of voting shares of any company which is not a bank or bank holding company and from engaging directly or indirectly in any activity other than banking or managing or controlling banks or performing services for its authorized subsidiaries. A bank holding company may, however, engage in or acquire an interest in a company that engages in activities which the Federal Reserve has determined, by regulation or order, to be so closely related to banking or managing or controlling banks as to be a proper incident thereto, such as owning and operating a savings association, performing functions or activities that may be performed by a trust company, or acting as an investment or financial advisor. The Federal Reserve, as a matter of policy, may require a bank holding company to be well-capitalized at the time of filing an acquisition application and upon consummation of the acquisition. Under the BHC Act and Federal Reserve regulations, we are prohibited from engaging in tie-in arrangements in connection with an extension of credit, lease, sale of property, or furnishing of services. That means that, except with respect to traditional banking products, we may not condition a client's purchase of one of our services on the purchase of another service. The passage of the Gramm-Leach-Bliley Act, however, allows bank holding companies to become financial holding companies. Financial holding companies do not face the same prohibitions to entering into certain business transactions that bank holding companies currently face. See the discussion of the Gramm-Leach-Bliley Act below.

         Interstate Banking and Branching Legislation. Under the Interstate Banking and Branching Efficiency Act, bank holding companies are allowed to acquire banks across state lines subject to various requirements of the Federal Reserve. In addition, under the Interstate Banking Act, banks are permitted, under some circumstances, to merge with one another across state lines and thereby create a main bank with branches in separate states. After establishing branches in a state through an interstate merger transaction, a bank may establish and acquire additional branches at any location in the state where any bank involved in the interstate merger could have established or acquired branches under applicable federal and state law.

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

         In addition to the restrictions on dividends imposed by the Federal Reserve, Delaware law also places limitations on our ability to pay dividends. For example, we may not pay dividends to our stockholders if, after giving effect to the dividend, we would not be able to pay our debts as they become due. Because a major source of our revenue could be dividends that we expect to receive from our banking subsidiaries, our ability to pay dividends will depend on the amount of dividends paid by our banking subsidiaries. We cannot be sure that our banking subsidiaries will pay such dividends to us.

BANK REGULATION

         The PrivateBank (Chicago) is subject to supervision and examination by the Commissioner and, as a non-member, FDIC-insured bank, to supervision and examination by the Federal Deposit Insurance Corporation ("FDIC"). As an affiliate of The PrivateBank (Chicago), we are also subject to examination by the Commissioner. The PrivateBank (Chicago) is a member of the Federal Home Loan Bank ("FHLB") of Chicago and may be subject to examination by the FHLB of Chicago. The Federal Deposit Insurance Act ("FDIA") requires prior FDIC approval for any merger and/or consolidation by or with another depository institution, as well as for the establishment or relocation of any bank or branch office. The FDIA also gives the FDIC the power to issue cease and desist orders. A cease and desist order could either prohibit a bank from engaging in certain unsafe and unsound bank activities or could require a bank to take certain affirmative action. The FDIC also supervises compliance with the federal law and regulations which, in addition to several other mandates, place restrictions on loans by FDIC-insured banks to an executive officer, director or principal shareholder of the bank, the bank holding company which owns the bank, and any subsidiary of such bank holding company. The FDIC also examines The PrivateBank (Chicago) for its compliance with statutes which restrict and, in some cases, prohibit certain transactions between a bank and its affiliates. Among other provisions, these laws place restrictions upon:

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

         Prompt Corrective Action. FDICIA requires the federal banking regulators, including the Federal Reserve and the FDIC, to take prompt corrective action with respect to depository institutions that fall below minimum capital standards and prohibits any depository institution from making any capital distribution that would cause it to be undercapitalized. Institutions that are not adequately capitalized may be subject to a variety of supervisory actions, including restrictions on growth, investment activities, capital distributions and affiliate transactions, and will be required to submit a capital restoration plan which, to be accepted by the regulators, must be guaranteed in part by any company having control of the institution (for example, the company or a stockholder controlling the company). In other respects, FDICIA provides for enhanced supervisory authority, including greater authority for the appointment of a conservator or receiver for critically under-capitalized institutions. The capital-based prompt corrective action provisions of FDICIA and its implementing regulations apply to FDIC-insured depository institutions. However, federal banking agencies have indicated that, in regulating bank holding companies, the agencies may take appropriate action at the holding company level based on their assessment of the effectiveness of supervisory actions imposed upon subsidiary insured depository institutions pursuant to the prompt corrective action provisions of FDICIA. Also, under FDICIA, insured depository institutions with assets of $500 million or more at the beginning of a fiscal year, must submit an annual report for that year, including financial statements and a management report, to each of the FDIC, any appropriate federal banking agency, and any appropriate bank supervisor. The PrivateBank (Chicago) had assets of $500 million or more at the beginning of fiscal year 2002, and must therefore provide an annual report as required by FDICIA.

         As of December 31, 2002, The PrivateBank (Chicago) had capital in excess of the requirements for a "well-capitalized" institution under the prompt corrective action provisions of FDICIA.

         Insurance of Deposit Accounts. Under FDICIA, as an FDIC-insured institution, The PrivateBank (Chicago) is required to pay deposit insurance premiums based on the risk it poses to the Bank Insurance Fund ("BIF"). The FDIC has authority to raise or lower assessment rates on insured deposits in order to achieve statutorily required reserve ratios in the insurance funds and to impose special additional assessments. Each depository institution is assigned to one of three capital groups: "well capitalized," "adequately capitalized" or "undercapitalized." Within each capital group, institutions are assigned to one of three supervisory subgroups: "A" (institutions with few minor weaknesses), "B" (institutions which demonstrate weaknesses which, if not corrected, could result in significant deterioration of the institution and increased risk of loss to BIF), and "C" (institutions that pose a substantial probability of loss to BIF unless effective corrective action is taken). Accordingly, there are nine combinations of capital groups and supervisory subgroups to which varying assessment rates would be applicable. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. During 2002, The PrivateBank (Chicago) paid deposit insurance premiums in the aggregate amount of $148,350. During 2001, The PrivateBank (St. Louis) paid deposit insurance premiums in the aggregate amount of $38,017.

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

     Bank Secrecy Act. Under the Bank Secrecy Act ("BSA"), a financial institution is required to have systems in place to detect certain transactions, based on the size and nature of the transaction. Financial Institutions are generally required to report cash transactions involving more than $10,000 to the United States Treasury. In addition, financial institutions are required to file suspicious activity reports for transactions that involve more than $5,000 and which the financial institution knows, suspects or has reason to suspect involves illegal funds, is designed to evade the requirements of the BSA or has no lawful purpose. The USA PATRIOT Act of 2001, enacted in response to the September 11, 2001 terrorist attacks, requires bank regulations to consider a financial institutions compliance with the BSA when reviewing applications. Finalized rulings regarding customer identification procedures are expected to be released in 2003 by the United States Treasury Department for this Act.

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

         Impact of the Gramm-Leach-Bliley Act. The Gramm-Leach-Bliley Act (the "GLB Act") amended or repealed certain provisions of the Glass-Steagall Act and other legislation that restricted the ability of bank holding companies, securities firms and insurance companies to affiliate with one another. The GLB Act has established a comprehensive framework to permit affiliations among commercial banks, insurance companies and securities firms. Also, a bank holding company that meets certain criteria may certify that it satisfies certain criteria and become a financial holding company, and thereby engage in a broader range of activity than permitted for a bank holding company.

         The GLB Act imposes new requirements on financial institutions with respect to customer privacy by generally prohibiting disclosure of non-public personal information to non-affiliated third parties unless the customer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to customers annually. The FDIC and the other federal regulators have promulgated implementing regulations outlining the duties or responsibilities of financial institutions with regard to customer privacy. These regulations do not supersede state regulations regarding privacy, except to the extent that state regulations conflict with these regulations. The privacy regulations of the Illinois Banking Act continue to apply to The PrivateBank, except to the extent they conflict with the GLB Act and its implementing regulations.

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

               SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES
                          LITIGATION REFORM ACT OF 1995

         This report contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ materially from the results discussed in forward-looking statements. Factors which might cause such a difference include, but are not limited to, further decline in market rates of interest and fluctuations in loan and deposit pricing; greater than anticipated deterioration in asset quality due to a prolonged economic downturn in the greater Chicago and St. Louis metropolitan areas or nationally, or other unanticipated circumstances; legislative or regulatory changes; adverse developments in our loan or investment portfolios; significant increases in competition; difficulties in identifying attractive acquisition opportunities or strategic partners to complement our private banking approach; and the possible dilutive effect of potential acquisitions or expansion. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

                               EXECUTIVE OFFICERS

The following persons serve as executive officers of PrivateBancorp:

         Ralph B. Mandell (62), a director since 1989, is a co-founder of PrivateBancorp and The PrivateBank (Chicago). A Managing Director of The PrivateBank (Chicago) and a director of The PrivateBank (St. Louis), he has served as Chairman and Chief Executive Officer of PrivateBancorp and The PrivateBank (Chicago) since 1994 and assumed the additional title of President of both entities in March 1999. From inception until 1994, Mr. Mandell had the title of Co-Chairman. Prior to starting The PrivateBank (Chicago) and PrivateBancorp, Mr. Mandell was the Chief Operating Officer of First United Financial Services, Inc., from 1985 to 1989, and served as its President from 1988 to 1989. First United, a company that was traded on the NASDAQ National Market, was sold to First Chicago Corporation in 1987. He also served as President of Oak Park Trust & Savings Bank from 1985 until 1988. Prior thereto, Mr. Mandell had served as Executive Vice President of Oak Park Trust & Savings Bank since 1979.

         Gary S. Collins (44) has been a Managing Director of The PrivateBank (Chicago) since 1991. As a specialist in real estate lending, Mr. Collins has spent more than 20 years managing diverse real estate transactions and the full range of mortgage financing. Before joining the bank in 1991, he held senior positions at several Chicago metropolitan area financial institutions, including First Chicago Bank of Oak Park, First Colonial Bancshares and Avenue Bank of Oak Park.

         Richard C. Jensen (57), has been a Director since January 2000. Mr.Jensen has been a Managing Director of The PrivateBank (Chicago) since November 1999. He became Chairman, Chief Executive Officer and a Managing Director of The PrivateBank (St. Louis) upon receipt of its banking charter in June 2000. From May 1998 until joining us, Mr. Jensen served as Chairman and Chief Executive Officer of Missouri Holding, Inc. From March to May 1998, he served as President and Chief Executive Officer of Royal Banks of Missouri. For the previous 18 years, Mr. Jensen served in various executive positions with National Bank and it predecessor, Boatmen's Bank, in St. Louis.

         Hugh H. McLean (44) has been a Managing Director of The PrivateBank (Chicago) since 1996. He serves as head of credit marketing and manager of the Oak Brook office. Prior to joining the bank, he served as a regional manager with Firstar Bank Illinois and its predecessor from 1990 to 1996, and as head of a commercial banking division at American National Bank and Trust Company in Chicago from 1987 to 1990, where he was employed from 1980 to 1990.

         Kathleen Jackson (51) was named director of wealth management, Managing Director and senior trust officer in August 2002. Ms. Jackson began her career in 1978 as an agent with Aetna Life and Casualty. She left Aetna in the mid-1980's to work in a variety of entrepreneurial endeavors advising financial services companies on marketing and sales strategies. In 1993, she joined Experian, a lending provider of direct marketing resources, as director of marketing. Two years later she joined Bank One Investment Management Company, Chicago (formerly

First Chicago NBD Investment Management Company) as national sales manager. She was promoted to senior managing director of product management in 1998. In 1999, she joined The Chicago Trust Company, then a wholly owned subsidiary of Alleghany Asset Management, as senior vice president responsible for P & L, strategy and overall leadership of the $2 billion personal trust and investment services business.

         James A. Ruckstaetter (56) has been a Managing Director since 1999 and the Chief Credit Officer of The PrivateBank (Chicago) since January, 2002. His diverse experience includes credit and loan administration, commercial lending and residential real estate lending. Mr. Ruckstaetter's career spans 30 years including various executive positions with leading Chicago area financial institutions. From January 1998 until June 1999, he was President and CEO of Pan American Bank, a community bank on the west side of Chicago. From September 1994 to December 1997, Mr. Ruckstaetter served as a Senior Vice President Relationship Manager at Bank of America.

         Gary L. Svec (37), has been the Secretary/Treasurer and Chief Financial Officer of PrivateBancorp since August 2000. Prior to joining the company, Mr. Svec served as Vice President and as Investment and Asset/Liability Specialist for Betzold, Berg, Nussbaum & Heitman, Inc., working with the firm's financial institutions clients, from August 1995 to August 2000. He also served as Chief Financial Officer of Betzold Berg Investment Management from
August 1995 to August 1998. From 1988 until July 1995, Mr. Svec was employed by Crowe, Chizek & Company as an auditor, tax advisor and consultant to their financial institutions group. Mr. Svec is a certified public accountant.
On January 27, 2003, Mr. Svec announced his intent to resign his position at PrivateBancorp.

         William A. Goldstein (63), is the Chief Executive Officer of Lodestar Investment Counsel, LLC, an investment advisory firm recently acquired by the Company, and has over 39 years of experience in the investment industry. Mr. Goldstein was appointed to the Board of Directors of The PrivateBank (Chicago) in January 2003 following completion of the acquisition and is also considered an executive officer of the Company. Prior to founding Lodestar in 1989, he was a Principal in the founding of Burton J. Vincent, Chesley & Co. where he served as Executive Vice President and Director. In 1983 the firm was acquired by Prescott, Ball & Turben (a subsidiary of Kemper Corporation). There Mr. Goldstein was Chairman and Director of Prescott Asset Management, and President of Selected Special Shares, a publicly traded mutual fund.

ITEM 2.   PROPERTIES

         We currently have seven physical banking locations and recently added the space of Lodestar Investment Counsel, LLC. We have a variety of renewal options in each of our properties and certain rights to secure additional space. The main offices of PrivateBancorp and The PrivateBank (Chicago) are located in the central business and financial district of Chicago. We lease 35,579 square feet comprising the entire second, seventh, eighth, ninth and tenth floors and part of the eleventh floor of a building located at Ten North Dearborn Street. This lease expires on or about August 31, 2006.

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

         In January 2000, we opened our Fox Valley office at 24 South Second Street, St. Charles, Illinois. The Company purchased this building from Towne Square Realty in June of 2002. The branch currently pays rent to the Holding company.

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

         On December 31, 2002, The PrivateBank and Trust Company acquired a controlling interest in an asset management company, Lodestar Investment Counsel, LLC. Lodestar leases approximately 4,759 square feet in a building located at 208 South Lasalle Street in downtown Chicago. The lease expires on December 31, 2007.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is quoted on the NASDAQ National Market under the symbol "PVTB." As of February 28, 2003, we had approximately 278 holders of record our common stock. The table below sets forth the high and low sales prices of our common stock as reported by NASDAQ for the periods indicated (on a split-adjusted basis).

                                                            HIGH          LOW
                                                          ---------    ---------
           2002
             First Quarter.............................   $ 16.3333    $ 12.8000
             Second Quarter............................     21.9667      16.3333
             Third Quarter.............................     20.9267      15.4633
             Fourth Quarter............................     26.5533      20.5733

           2001
             First Quarter.............................   $ 10.6267     $ 6.2067
             Second Quarter............................     11.1533       9.0000
             Third Quarter.............................     12.6667      10.0000
             Fourth Quarter............................     13.3333      10.5933

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

           2002
              First Quarter.......................................     $ 0.020
              Second Quarter......................................       0.020
              Third Quarter.......................................       0.027
              Fourth Quarter......................................       0.027

           2001
              First Quarter.......................................     $ 0.017
              Second Quarter......................................       0.017
              Third Quarter.......................................       0.020
              Fourth Quarter......................................       0.020

EQUITY COMPENSATION PLAN INFORMATION

         Information regarding our equity compensation plans are included in our Proxy Statement under the heading "Equity Compensation Plan Information" and is incorporated herein by reference.

ITEM 6.   SELECTED FINANCIAL DATA

The following table summarizes certain selected consolidated financial and other data of PrivateBancorp at or for the periods indicated. The balance sheet and statement of income data are derived from our December 31, 2002 consolidated financial statements that have been audited by Ernst & Young LLP. This information should be read in conjunction with our audited consolidated financial statements and related notes included pursuant to Item 8 of this report. See "Index to Consolidated Financial Statements" on page F-1.

                                                                                 YEAR ENDED DECEMBER 31,
                                                               --------------------------------------------------------------
                                                                  2002(1)         2001        2000          1999         1998
                                                               -----------      --------     --------     --------     --------
                                                                         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
SELECTED STATEMENT OF INCOME DATA:
INTEREST INCOME:
Loans, including fees........................................  $    52,560    $   50,975    $  48,633    $  26,597    $  19,619
Federal funds sold and interest-bearing deposits.............          126           244        1,058          330        2,181
Securities...................................................       19,156        14,377        7,455        5,141        3,492
                                                               -----------    ----------    ---------    ---------    ---------
     Total interest income...................................       71,842        65,596       57,146       32,068       25,292
                                                               -----------    ----------    ---------    ---------    ---------
INTEREST EXPENSE:
Interest-bearing demand deposits.............................          636           923          869          604          487
Savings and money market deposit accounts....................        7,328        11,365       13,711        7,671        6,651
Time deposits................................................       16,014        17,291       14,635        7,399        6,155
Funds borrowed...............................................        5,325         6,327        4,116          931           19
Long term debt - trust preferred securities..................        1,939         1,731           --           --           --
                                                               -----------    ----------    ---------    ---------    ---------
    Total interest expense...................................       31,242        37,637       33,331       16,605       13,312
                                                               -----------    ----------    ---------    ---------    ---------
     Net interest income.....................................       40,600        27,959       23,815       15,463       11,980
Provision for loan losses....................................        3,862         3,179        1,690        1,208          362
                                                               -----------    ----------    ---------    ---------    ---------
     Net interest income after provision for loan losses.....       36,738        24,780       22,125       14,255       11,618
                                                               -----------    ----------    ---------    ---------    ---------
NON-INTEREST INCOME:
Banking, trust services and other income.....................        7,081         4,028        3,077        1,947        1,280
Securities gains.............................................           11         2,095           92           57           40
Trading losses...............................................         (943)           --           --           --           --
                                                               -----------    ----------    ---------    ---------    ---------
  Total non-interest income..................................        6,149         6,123        3,169        2,004        1,320
                                                               -----------    ----------    ---------    ---------    ---------
NON-INTEREST EXPENSE:
Salaries and employee benefits...............................       13,979         9,111        8,174        5,156        4,077
Severance charge.............................................           --            --          562           --           --
Occupancy expense, net.......................................        4,891         4,158        2,987        1,563        1,379
Data processing..............................................        1,509         1,295          820          478          508
Marketing....................................................        1,648         1,208        1,202          692          567
Professional fees............................................        3,689         2,939        2,135        1,295          561
Goodwill amortization........................................           --           824          731           --           --
Insurance....................................................          455           354          303          214          134
Towne Square Financial Corporation acquisition...............           --            --           --        1,300           --
Other expense................................................        2,436         2,763        1,692        1,389          863
                                                               -----------    ----------    ---------    ---------    ---------
     Total non-interest expense..............................       28,607        22,652       18,606       12,087        8,089
                                                               -----------    ----------    ---------    ---------    ---------
     Income before income taxes..............................       14,280         8,251        6,688        4,172        4,849
Income tax provision.........................................        3,273         2,051        2,263        1,257        1,839
                                                               -----------    ----------    ---------    ---------    ---------
     Net income..............................................  $    11,007    $    6,200    $   4,425    $   2,915    $   3,010
                                                               ===========    ==========    =========    =========    =========

PER SHARE DATA (2):
Basic earnings...............................................  $      1.49    $     0.88    $    0.64    $    0.49    $    0.61
Diluted earnings.............................................  $      1.42          0.85         0.62         0.46         0.57
Dividends....................................................         0.09          0.07         0.07         0.07         0.05
Book value (at end of period)................................        11.56          8.65         7.82         6.84         5.69

SELECTED FINANCIAL CONDITION DATA (AT END OF PERIOD):
Total securities(3)..........................................  $   487,020    $  332,933    $ 172,194    $  71,134    $ 116,891
Total loans..................................................      965,641       780,771      598,724      397,277      281,965
Total assets.................................................    1,543,414     1,176,768      829,509      518,697      416,308
Total deposits...............................................    1,205,271       850,495      670,246      453,092      364,994
Funds borrowed...............................................      209,954       231,488       96,879       15,000       20,000
Total stockholders' equity...................................       89,092        62,304       54,249       47,080       29,274
Trust assets under administration............................    1,239,779       722,713      777,800      729,904      611,650

                                                                                YEAR ENDED DECEMBER 31,
                                                                 ---------------------------------------------------
                                                                 2002       2001         2000        1999      1998
                                                                 ----       ----         ----        ----      ----
                                                                       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
SELECTED FINANCIAL RATIOS AND OTHER DATA:(3)
Performance Ratios:
Net interest margin(4).......................................     3.44%      3.27%        3.63%       3.79%     3.64%
Net interest spread(5).......................................     3.25       2.87         3.02        3.15      2.98
Non-interest income to average assets........................     0.47       0.64         0.45        0.45      0.37
Non-interest expense to average assets (10)..................     2.17       2.37         2.64        2.71      2.29
Net overhead ratio(6)(10)....................................     1.70       1.73         2.19        2.26      1.91
Efficiency ratio(7)(10)......................................    57.63      63.17        66.76       65.76     60.82
Return on average assets(8)(10)..............................     0.83       0.65         0.63        0.65      0.85
Return on average equity(9)(10)..............................    15.17      10.59         8.81        7.66     11.27
Dividend payout ratio........................................     6.27       8.39        10.43       13.78      8.74

Asset Quality Ratios:
Non-performing loans to total loans........................       0.14%      0.41%        0.24%       0.21%     0.36%
Non-accrual loans to total loans.............................     0.08       0.09         0.00        0.00      0.00
Allowance for probable loan losses to:
Total loans..................................................     1.20       1.06         1.02        1.14      1.21
Non-performing loans.........................................      828        262          423         548       336
Net charge-offs to average total loans.......................     0.07       0.15         0.18         .03        --
Non-performing assets to total assets........................     0.09       0.27         0.17        0.16      0.24

Balance Sheet Ratios:
Loans to deposits............................................     80.1%      91.8%        89.3%       87.7%     77.3%
Average interest-earning assets to average interest-
 bearing liabilities.........................................    107.9      109.8        112.2       116.3     116.4

Capital Ratios:
Average equity to average assets.............................     5.50%      6.13%        7.13%       8.51%     7.03%
Total risk-based capital ratio...............................     8.29       9.71         8.15       13.96     11.53
Tier 1 risk-based capital ratio..............................     6.91       8.18         6.47       12.84     10.40
Leverage ratio...............................................     5.47       6.64         5.54       10.77      7.88

Ratio of Earnings to Fixed Charges(11):
Including deposit interest...................................     1.46x      1.22x        1.20x       1.25x     1.36x
Excluding deposit interest...................................     2.97       2.02         2.62        5.48    256.21

(1) Audited by Ernst & Young LLP. Prior year results audited by Arthur Andersen LLP.
(2) Per share data has been adjusted to reflect the 3-for-2 dividend of our common stock effective January 17, 2003.
(3) For all periods, the entire securities portfolio was classified "Available for Sale."
(4)  Net interest income divided by average interest-earning assets.
(5) Yield on average interest-earning assets less rate on average interest-bearing liabilities.
(6) Non-interest expense less non-interest income divided by average total assets.
(7) Non-interest expense divided by the sum of net interest income, on a tax equivalent basis, plus non-interest income.
(8)  Net income divided by average total assets.
(9)  Net income divided by average common equity.
(10) 2000 performance ratios presented in the table above include a third quarter one-time severance and recruitment of new executive officers charge, and 1999 performance ratios include one-time charges related to the Towne Square Financial Corporation acquisition and St. Louis start-up costs incurred in the third and fourth quarter, respectively, in the following amounts (in thousands):

                                                             PRE-TAX   AFTER-TAX
                                                             -------   ---------
          Severance charges................................  $   562   $    377
          Towne Square Corporation acquisition.............    1,433      1,382
          St. Louis start-up costs.........................      324        214

     2000 and 1999 performance ratios excluding the special charges described above are as follows:

                                                         YEAR ENDED DECEMBER 31,
                                                         -----------------------
                                                            2000            1999
                                                            ----            ----

          Non-interest expense to average assets.........    2.56%         2.32%
          Net overhead ratio.............................    2.11          1.87
          Efficiency ratio...............................   64.75         57.52
          Return on average assets.......................    0.68          1.01
          Return on average equity.......................    9.56         11.86

(11) In computing the ratio of earnings to fixed charges: (a) earnings have been based on income before income taxes and fixed charges, and (b) fixed charges consist of interest and amortization of debt discount and expense including amounts capitalized and the estimated interest portion of rents.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         PrivateBancorp was organized as a Delaware corporation in 1989 to serve as the holding company for a Chicago-based de novo (start-up) bank. Our flagship downtown Chicago location opened in 1991. We expanded to Wilmette in north suburban Cook County in 1994 and the Oak Brook facility in west suburban DuPage County was established in 1997. We established the St. Charles office in January 2000, in connection with our purchase of Towne Square Financial Corporation (a company which was in the process of forming a de novo, or start-up bank) on August 3, 1999. On February 11, 2000, we consummated our acquisition of Johnson Bank Illinois adding two additional locations of in Lake Forest and Winnetka, Illinois. During the second quarter 2000, we received regulatory approval to create a new banking subsidiary and on June 23, 2000, PrivateBancorp capitalized The PrivateBank (St. Louis). In May 2001, The PrivateBank (Chicago) opened a second branch in the Fox Valley area in Geneva, Illinois. In December 2002, The PrivateBank and Trust Company acquired a controlling interest in Lodestar Investment Counsel, a Chicago-based investment advisor with $482.0 million of assets under management at December 31, 2002. Lodestar manages equity, balanced, and fixed income accounts primarily for high net-worth individuals, retirement plans and charitable organizations with investable assets in excess of $1.0 million, and shares a similar focus on highly personalized client service.

         Since year-end 1995 to December 31, 2002, we have grown our asset base at a compound annual rate of 35% to $1.5 billion. During the same period, loans have grown at a compound annual rate of 34% to $965,600, deposits at a compound annual rate of 32% to $1.2 billion and trust assets under administration at a compound annual rate of 22% to $757.8 million. Diluted earnings per share (EPS) have grown at a compound annual rate of 30% to $1.42 (split-adjusted) since year-end 1995.

         For financial information regarding our four separate lines of business, The PrivateBank (Chicago), The PrivateBank (St. Louis), Wealth Management Services and Holding Company Activities, see "Note 2 -- Operating Segments" to our consolidated financial statements as of and for the year ended December 31, 2002, included on page F-11.

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

CRITICAL ACCOUNTING POLICIES

         The Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements included herein. Reference should also be made to our critical accounting policies set out in the notes to consolidated financial statements, beginning on page F-8. Certain critical policies involve estimates and assumptions by management. By their nature, changes in these assumptions and estimates could significantly affect our financial position or results of operations. Actual results could differ from those estimates. Estimates and judgments regarding the determination of the adequacy of the reserve for loan losses, as described in both Management's Discussion and Analysis and in the financial statement notes, is of particular significance to us. In addition, effective January 1, 2002, we adopted FAS No. 142, which requires that goodwill is no longer amortized but is tested annually for impairment.

                       CONSOLIDATED RESULTS OF OPERATIONS

NET INCOME

         Our net income for the year ended December 31, 2002 was $11.0 million, or $1.42 per diluted share, compared to $6.2 million, or $0.85 per diluted share, for the year ended December 31, 2001. Our 2002 earnings per share increased 67% as compared to the prior year earnings per share. Net income for the year ended December 31, 2001 was $6.2 million, or $0.85 per diluted share, compared to $4.4 million, or $0.62 per diluted share, for the year ended December 31, 2000. Excluding one-time charges, our earnings were $4.8 million, or $0.66 per diluted share, in 2000. Our 2001 earnings per share increased 29% as compared to the prior year earnings per share, adjusted to exclude the 2000 one-time charges. Net income for the year ended December 31, 2000 included a previously announced one-time charge of $377,000 after-tax, or $0.05 per diluted share, comprised of severance packages for two departing executives as well as amounts incurred to secure their replacements.

         The increase in earnings from operations is primarily attributable to growth in the balance sheet, particularly in loans and investment securities, funded by growth in deposits and improvement in our net interest margin. Increased fee income, mainly from income from the sale of residential real estate loans in the secondary market, also contributed to the improvement in income.

NET INTEREST INCOME

         Net interest income is the difference between interest income and fees on earning assets and interest expense and amortization of fees on deposits and borrowings. Net interest margin represents the net interest income on a tax equivalent basis as a percentage of average earning assets during the period. Net interest margin reflects the spread between average yields earned on interest earning assets and the average rates paid on interest bearing deposits and borrowings. Interest income includes loan origination fees recorded from loans. Interest expense includes amortization of prepaid fees on brokered deposits and issuance costs of trust preferred securities. The volume of non-interest bearing funds, largely comprised of demand deposits and capital, also affects the net interest margin.

         Net interest income was $40.6 million for the year ended December 31, 2002, compared to $28.0 million for 2001, an increase of 45%. Net interest income is affected by both the volume of assets and liabilities held and the corresponding rates earned and paid. The increase in net interest income for 2002 is primarily attributable to growth in earning assets. Average earning assets for 2002 were $1.3 billion compared to $908.6 million for 2001, an increase of 43%. Our net interest margin was 3.44% for the year ended December 31, 2002, compared to 3.27% for the prior year. Increased volumes of interest earning assets at lower rates were offset by reduced interest rates on liabilities. While our cost of funds was significantly less during 2002 than 2001, 2.68% compared to 4.55%, respectively, our loans repriced less quickly, we received 7.61% in loan interest in 2001 compared to 6.12% in 2002. The effect of non-interest bearing funds was 0.19% at December 31, 2002 compared to 0.41% at December 31, 2001.

         Net interest income was $28.0 million for the year ended December 31, 2001, compared to $23.8 million for
                                       29

2000, an increase of 17%. Net interest income is affected by both the volume of assets and liabilities held and the corresponding rates earned and paid. The increase in net interest income for 2001 is primarily attributable to growth in earning assets. Average earning assets for 2001 were $908.6 million compared to $671.5 million for 2000, an increase of 35%. Our net interest margin was 3.27% for the year ended December 31, 2001, compared to 3.63% for the prior year.

         During 2001, we experienced net interest margin pressure as compared to 2000 due to the decrease in market interest rates that occurred throughout 2001. In addition, during 2001 our floating rate assets repriced faster than our deposits and floating rate deposits. Also, we continued to utilize brokered deposit transactions as part of our asset-liability management strategy. These brokered deposits have staggered maturities and provide a lower costing source of funding compared to traditional deposits.

         For 2003, we expect our net interest margin to improve if market interest rates increase relative to 2002 levels. Alternatively, if market interest rates decrease, we expect our net interest margin to continue to experience pressure. A changing interest rate environment has an effect on our net interest margin. A large portion of our loan portfolio is based on floating interest rates and will likely reprice faster than our deposits and floating rate borrowings.

         The following table presents a summary of our net interest income and related net interest margin, calculated on a tax equivalent basis (dollars in thousands):

                                                                       YEAR ENDED DECEMBER 31,
                                            ----------------------------------------------------------------------------
                                                            2002                                    2001
                                            ------------------------------------    ------------------------------------
                                              AVERAGE                                 AVERAGE
                                            BALANCE (1)   INTEREST       RATE       BALANCE (1)   INTEREST       RATE
                                            -----------  ----------   ----------    -----------  ----------   ----------
Federal funds sold and other short-term
 investments ............................   $     2,822   $     126         4.47%   $     4,862  $      244         5.02%
Investment securities(2)
  Investment securities(taxable) ........       272,076      13,282         4.88%       162,192      10,901         6.68%
  Investment securities(non-taxable) ....       119,408       8,768         7.34%        71,315       5,253         7.37%
Loans, net of unearned discount(3) ......       858,783      52,560         6.07%       670,235      50,975         7.61%
                                            -----------  ----------   ----------    -----------  ----------   ----------
  Total earning assets ..................   $ 1,253,089      74,736         5.93%   $   908,605  $   67,373         7.41%
                                            ===========  ==========                 ===========  ==========
Deposits--interest bearing:
  Interest-bearing demand accounts ......   $    57,242  $      636         1.11%   $    44,231  $      923         2.09%
  Savings and money market deposits .....       410,522       7,328         1.78%       326,198      11,365         3.48%
  Time deposits .........................       537,296      16,014         2.97%       318,510      17,291         5.43%
                                            -----------  ----------   ----------    -----------  ----------
  Total interest-bearing deposits .......     1,005,060      23,978         2.39%       688,939      29,579         4.29%
  Funds borrowed ........................       136,292       5,325         3.85%       120,585       6,327         5.25%
  Long term debt - trust preferred
   securities ...........................        20,000       1,939         9.70%        17,918       1,731         9.66%
                                            -----------  ----------   ----------    -----------  ----------
    Total interest bearing liabilities ..   $ 1,161,352  $   31,242         2.68%   $   827,442  $   37,637         4.55%
                                            ===========  ==========                 ===========  ==========
Tax equivalent net interest income ......                $   43,494                              $   29,736
                                                         ==========                              ==========
Non-interest-bearing demand accounts.....      $74,743                              $    53,230
Net interest spread......................                                   3.25%                                   2.87%
Net interest margin......................                                   3.44%                                   3.27%

                                                    YEAR ENDED DECEMBER 31,
                                             ------------------------------------
                                                             2000
                                             ------------------------------------
                                               AVERAGE
                                             BALANCE (1)     INTEREST       RATE
                                             -----------   ----------   ----------
Federal funds sold and other short-term
 investments ............................    $    17,032   $    1,058         6.11%

Investment securities(2)
  Investment securities(taxable) ........         77,043        5,725         7.32%
  Investment securities(non-taxable) ....         37,101        2,615         7.05%
Loans, net of unearned discount(3) ......        540,297       48,633         8.92%
                                             -----------   ----------   ----------
  Total earning assets ..................    $   671,473   $   58,031         8.57%
                                             ===========   ==========
Deposits--interest bearing:
  Interest-bearing demand accounts ......    $    37,415   $      869         2.32%
  Savings and money market deposits .....        267,597       13,711         5.12%
  Time deposits .........................        235,049       14,635         6.23%
                                             -----------   ----------
  Total interest-bearing deposits .......        540,061       29,215         5.39%
  Funds borrowed ........................         58,500        4,116         6.96%
  Long term debt - trust preferred
   securities ...........................             --           --           --
                                             -----------   ----------   ----------
    Total interest bearing liabilities ..    $   598,221   $   33,331         5.55%
                                             ===========   ==========
Tax equivalent net interest income ......                  $   24,700
                                                           ==========
Non-interest-bearing demand accounts.....    $   48,940
Net interest spread......................                                     3.02%
Net interest margin......................                                     3.63%

(1)  Average balances were generally computed using daily balances.
(2) Interest income on tax advantaged investment securities reflects a tax equivalent adjustment based on a marginal federal corporate tax rate of 34%. The total tax equivalent adjustment reflected in the above table is approximately $2,894,000, $1,777,000, and $885,000, in the years ending 2002, 2001 and 2000, respectively.
(3) Non-accrual loans are included in the average balances and do not have a material effect on the average yield. Interest on non-accruing loans was not material for the periods presented.

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

                                                                                  YEAR ENDED DECEMBER 31,
                                           ---------------------------------------------------------------------------------------
                                                         2002 COMPARED TO 2001                               2001 COMPARED TO 2000
                                           ------------------------------------------------    -----------------------------------
                                             CHANGE       CHANGE       CHANGE                    CHANGE       CHANGE       CHANGE
                                             DUE TO       DUE TO       DUE TO       TOTAL        DUE TO       DUE TO       DUE TO
                                              RATE        VOLUME        MIX         CHANGE        RATE        VOLUME        MIX
                                           ---------    ---------    ---------    ---------    ---------    ---------    ---------
                                                                                  (DOLLARS IN THOUSANDS)
Federal funds sold and other short-
 term investments ......................   $     (23)   $    (101)   $       7    $    (117)   $    (186)   $    (744)   $     116
Investment securities (taxable) ........      (2,983)       7,385       (2,021)       2,381         (461)       6,233         (595)
Investment securities (non-taxable) ....         (16)       3,543          (12)       3,515          119        2,412          106
Loans, net of unearned discount ........      (9,919)      14,235       (2,730)       1,586       (7,078)      11,590       (2,170)
                                           ---------    ---------    ---------    ---------    ---------    ---------    ---------
Total interest income ..................     (12,941)      25,062       (4,756)       7,365       (7,606)      19,491       (2,543)
                                           ---------    ---------    ---------    ---------    ---------    ---------    ---------
Interest bearing deposits ..............     (13,117)      13,562       (6,046)      (5,601)      (5,941)       8,025       (1,720)
Funds borrowed .........................      (1,592)         812         (221)      (1,001)        (995)       4,345       (1,139)
Trust Preferred Securities .............           7          201            1          209                        --        1,731-
                                           ---------    ---------    ---------    ---------    ---------    ---------    ---------
Total interest expense .................     (14,702)      14,575       (6,266)      (6,393)      (6,936)      12,370       (1,128)
                                           ---------    ---------    ---------    ---------    ---------    ---------    ---------
Net interest income ....................   $  (1,761)      10,487       (1,510)      13,758    $    (670)   $   7,121    $  (1,415)
                                           =========    =========    =========    =========    =========    =========    =========

                                             TOTAL
                                             CHANGE
                                           ---------
Federal funds sold and other short-
 term investments ......................   $    (814)
Investment securities (taxable) ........       5,177
Investment securities (non-taxable) ....       2,637
Loans, net of unearned discount ........       2,342
                                           ---------
Total interest income ..................       9,342
                                           ---------
Interest bearing deposits ..............         364
Funds borrowed .........................       2,211
Trust Preferred Securities .............       1,731
                                           ---------
Total interest expense .................       4,306
                                           ---------
Net interest income ....................   $   5,036
                                           =========

PROVISION FOR LOAN LOSSES

         We provide for an adequate allowance for loan losses that are probable and reasonably estimable in the portfolio. The provision for loan losses reflects management's latest assessment of the inherent losses in the loan portfolio. Our allowance for probable loan losses is reassessed monthly to determine the appropriate level of the reserve. Our analysis is influenced by the following factors: the volume and quality of loans and commitments in the portfolio, loss experience, and economic conditions. A discussion of the allowance for loan losses and the factors on which provisions are based begins on page 36.

         Our provision for loan losses was $3.9 million for the year ended December 31, 2002, compared to $3.2 million for the comparable period in 2001. Net charge-offs for the year ended December 31, 2002 were $583,000 and net charge-offs for the year ended December 31, 2001 were $981,000. Our provision for loan loss was $1.7 million in 2000 and we recognized $956,000 of net charge-offs during 2000.

NON-INTEREST INCOME

         Non-interest income increased slightly, by $26,000 or 0.42%, to $6.1 million for the year ended December 31, 2002. The relatively flat growth in non-interest income in 2002 is attributable primarily to the recognition of net investment securities gains of $11,000 during 2002 which included a charge of $1.0 million related to an other than temporary impairment write-down on the Company's interest-only collateralized mortgage obligation ("CMO") portfolio due to accelerated mortgage prepayments experienced during the second half of the year. The remaining carrying value of the Company's interest-only collateralized mortgage obligation ("CMO") portfolio at December 31, 2002 was $1.1 million. The fair market value adjustment on a previously disclosed $25.0 million 10-year for 3-month LIBOR interest rate swap resulted in trading losses of $943,000 for the year ended December 31, 2002. Banking service charge income increased by $444,000 over the prior year. Trust fee revenue increased 8% to $2.9 million in 2002 compared to $2.7 million in 2001. Trust assets under administration increased 66% to $1.2 billion at year-end 2002, compared to $722.7 million at December 31, 2001, primarily due to the acquisition of a controlling interest in the assets of Lodestar Investment Counsel. Lodestar's assets under administration at December 31, 2002 were $482.0 million. Trust assets for The PrivateBank (Chicago), not including Lodestar, were $757.9 million at December 31, 2002.

         The following table presents the breakdown of banking, trust services and other income for the periods presented:

                                                                  FOR THE YEAR ENDED DECEMBER 31,
                                                                 ---------------------------------
                                                                    2002        2001        2000
                                                                 ---------   ---------   ---------
                                                                          (IN THOUSANDS)
            Trust services ...................................   $   2,878   $   2,671   $   2,292
            Residential real estate secondary market fees ....       2,248         319          --
            Banking and other services .......................       1,354         910         877
            BOLI .............................................         601         128          --
                                                                 ---------   ---------   ---------
            Total banking, trust services & other income......   $   7,081   $   4,028   $   3,169
                                                                 =========   =========   =========

         Non-interest income increased approximately $2.9 million or 93%, to $6.1 million for the year ended December 31, 2001, compared to $3.2 million for 2000. The increase in non-interest income was attributable primarily to $2.1 million of net gains on the sale of investment securities. Volatility in interest rates during 2001 provided us with the opportunity to sell available-for-sale securities for gains and replace the sold securities with securities that reflect better risk reward parameters and greater return opportunities. Banking service charge income increased by $153,000 over the prior year. Trust fee revenue increased 17% to $2.7 million in 2001 compared to $2.3 million in 2000. Trust assets under administration decreased 7% to $722.7 million at year-end 2001, compared to $777.8 million at December 31, 2000 attributable primarily to declines in equity valuations since the prior year, which was partially offset by increases in new business generated during the year.

NON-INTEREST EXPENSE

                                                                      YEAR ENDED DECEMBER 31,
                                                                 ---------------------------------
                                                                    2002        2001        2000
                                                                 ---------   ---------   ---------
                                                                          (IN THOUSANDS)
            Salaries and employee benefits ...................   $  13,979   $   9,111   $   8,174
            Severance charge..................................          --          --         562
            Occupancy.........................................       4,891       4,158       2,987
            Data processing...................................       1,509       1,295         820
            Marketing.........................................       1,648       1,208       1,202
            Professional fees.................................       3,689       2,939       2,135
            Goodwill amortization.............................          --         824         731
            Insurance.........................................         455         354         303
            Other expense.....................................       2,436       2,763       1,692
                                                                 ---------   ---------   ---------
             Total non-interest expense ......................   $  28,607   $  22,652   $  18,606
                                                                 =========   =========   =========

         Non-interest expense increased $6.0 million or 26% to $28.6 million for the year ended December 31, 2002 compared to $22.6 million for 2001. The growth in non-interest expense during 2002 represents the continued focus on expansion at the Company. Increases in expenses for salaries and benefits, occupancy, professional services, data processing and insurance reflect the impact of growing our personnel, expanding to new locations and broadening the types of products we offered in 2002.

         Non-interest expense increased $4.1 million or 22% to $22.7 million for the year ended December 31, 2001 compared to $18.6 million for 2000. The 2000 results reflect a one-time severance charge of $562,000 relating to severance packages for two departing executives and costs incurred in connection with the recruitment and hiring of their replacements. Excluding one-time charges, non-interest expense increased 26% from $18.0 million during 2000 to $22.7 million during 2001. Increases in expenses for salaries and benefits, occupancy, professional services, data processing and insurance reflect the impact of our personnel growth, the opening of our new banking office in Geneva, and broadening our array of products in 2001. We also incurred charges of $561,000 during 2001 related to the completion of system-related conversions. During 2001, the Lake Forest and the Winnetka offices (formerly known as Johnson Bank Illinois) contributed $3.1 million to operating expenses, including $824,000 of goodwill expense. Non-interest expense for the year ended December 31, 2001 includes operating expenses of $1.2 million and $2.7 million related to the St. Charles and St. Louis offices, respectively.

         The following table shows our operating efficiency over the last three years:

                                                                            DECEMBER 31,
                                                                 ---------------------------------
                                                                    2002        2001        2000  (1)
                                                                 ---------   ---------   ---------
            Non-interest expense to average assets............        2.17%       2.37%       2.56%
            Net overhead ratio(2).............................        1.70        1.73        2.11
            Efficiency ratio(3)...............................       57.63       63.17       64.75

----------
(1) Excludes the one-time severance charge incurred in 2000 in the amount of $562,000.
(2) Non-interest expense less non-interest income divided by average total assets.
(3) Non-interest expense divided by the sum of net interest income, on a tax equivalent basis, plus non-interest income.

         Our efficiency ratio (on a tax-equivalent basis), which measures the percentage of net revenue that is expended as non-interest expense for the year ended December 31, 2002 improved slightly to 57.6% as compared to an efficiency ratio of 63.2% for the year ended December 31, 2001.

         The improvement in our efficiency ratio during 2002 as compared to prior years demonstrates that our business development efforts at our new offices are generating revenue sufficient to offset the related operating expenses. On a tax-equivalent basis, this ratio indicates that during 2002, we spent 57.6 cents to generate each dollar of revenue, compared to 63.2 cents in the prior year. The PrivateBank (St. Louis) became profitable during the fourth quarter of 2001. Our newest location in Geneva is not yet profitable as the costs of business development continued to exceed the related operating expenses in 2002. However, the location has exceeded its growth targets for loans and deposits during 2002. We expect to continue to report improvements in our efficiency ratio as income sources contribute to our profitability in excess of the operating expense growth impact.

         Our efficiency ratio for 2000 was negatively impacted due to the start-up nature of the St. Charles office and the St. Louis office. Our St. Charles office first broke even on a monthly basis in July 2000, within one year of the acquisition date.

         Salary and employee benefit expense increased 53% to $13.9 million for the year ended December 31, 2002 from $9.1 million for the year ended
December 31, 2001. During 2002, we added 29 full time equivalent employees to our organization, an increase of 18% to 190 full-time equivalent employees from
160.5 at December 31, 2001. This includes the addition of 14 Managing Directors and Associate Managing Directors.

         Salary and employee benefit expense increased 11% to $9.1 million for the year ended December 31, 2001 from $8.2 million for the year ended December 31, 2000. Full-time equivalent employees increased 17% to 160.5 at December 31, 2001 from 137 at December 31, 2000. The increase in salary and benefits is due primarily to the full effect of the Johnson Bank Illinois acquisition, the opening and staffing of The PrivateBank (St. Louis), and the addition of two senior officers responsible for establishing the Geneva office. Our main office in Chicago also experienced personnel growth during 2001.

         Professional fees, which include legal, accounting, consulting services and investment management fees, increased 26% to $3.7 million for the year ended December 31, 2002 from $2.9 for 2001. The increase between years is primarily due to higher legal, accounting and information-system consultation services as well as consulting services related to the remodeling of four floors at the downtown Chicago location. During the fourth quarter of 2002, the bank also commenced the implementation of a new telephone system. In addition, the increase in wealth management-related business has resulted in increased investment management fees paid to third parties during the years ended
December 31, 2002 and 2001.

         During 2002, expenditures for information technology totaled $1.9 million, up from $1.1 million at December 31, 2001, representing investments in software and hardware to upgrade the overall information technology infrastructure. The new infrastructure has improved information systems performance as well as strengthened the organization's Business Continuity Strategy. The Information Technology Steering Committee, established in 2001, monitored and provided oversight for our information technology strategic plan.

         In 2002, we also hired additional Information Technology staff, which has provided greater technical support to the organization and ensured that the new technological infrastructure is fully leveraged. Information technology expenditures will continue in 2003 but are not expected to exceed technology initiatives undertaken during 2002.

         The other expense category of non-interest expense consists primarily of postage, telephone, delivery, office supplies, training and other miscellaneous expenses. During 2002 these expenses decreased slightly relative to 2001 by 12%. During 2001 these expenses increased relative to 2000 by 63% due to the continued implementation of our expansion strategy. These expenses have stabilized during 2002.

INCOME TAXES

         The following table shows our income before income taxes, applicable income taxes and effective tax rate for the years ended December 31, 2002, 2001, and 2000, respectively.

                                                                      YEAR ENDED DECEMBER 31,
                                                                 ---------------------------------
                                                                    2002        2001        2000
                                                                 ---------   ---------   ---------
                                                                       (DOLLARS IN THOUSANDS)
            Income before taxes...............................   $  14,280   $   8,251   $   6,688
            Income tax provision..............................       3,273       2,051       2,263
            Effective tax rate................................        22.9%       24.9%       33.8%

         The effective income tax rate varies from statutory rates principally due to certain interest income which is tax-exempt for federal or state purposes, and certain expenses which are disallowed for tax purposes. The decrease in the effective tax rate for 2002 as compared to 2001 reflects the impact of growth in tax-exempt municipal securities. The average balance of municipal securities was $119.4 million, $71.3 million, and $37.1 million for the years ended December 31, 2002, 2001 and 2000, respectively. Decreases in the effective tax rate for the year ended December 31, 2001 as compared to 2000 reflect a higher amount of interest income that was tax exempt in 2001 relative to 2000.

                               FINANCIAL CONDITION

TOTAL ASSETS

         Total assets were $1.5 billion at December 31, 2002, an increase of $366.6 million, or 31%, from $1.2 billion at December 31, 2001. The balance sheet growth during 2002 was accomplished mainly through loan growth throughout the company and growth in the investment securities portfolio. The growth in assets experienced during 2002 was funded primarily through growth in deposits, including brokered deposits.

LOANS

         Total loans increased to $965.6 million at December 31, 2002, an increase of $184.8 or 24%, from $780.8 at December 31, 2001. The primary source of loan growth for 2002 was increased volume in the commercial real estate and construction loan categories. The historically low market interest rates also impacted the increased demand for home equity loans. The PrivateBank (St. Louis) had loans outstanding of $104.7 million as of December 31, 2002, growth of $31.2 million since December 31, 2001. The remaining loan growth of $153.6 million experienced by the Company since December 31, 2001 was generated by the PrivateBank (Chicago). All of the PrivateBank (Chicago) offices posted strong gains in loan volume during 2002.

         The following table sets forth the loan portfolio by category as of December 31 for the previous five fiscal years:

                                                            YEAR ENDED DECEMBER 31,
                                             2002        2001        2000        1999        1998
                                          ---------   ---------   ---------   ---------   ---------
                                                               (IN THOUSANDS)
            Commercial real estate ....   $ 452,703   $ 310,869   $ 206,464   $ 146,368   $  94,392
            Commercial ................     165,993     163,279     137,343      67,026      46,800
            Residential real estate ...      72,289      89,889      85,347      72,927      54,171
            Personal ..................      70,676      64,411      62,414      57,497      44,094
            Home equity ...............      80,776      59,795      46,013      24,396      20,100
            Construction ..............     123,204      92,528      61,143      29,018      22,408
                                          ---------   ---------   ---------   ---------   ---------
                Total loans ...........   $ 965,641   $ 780,771   $ 598,724   $ 397,277   $ 281,965
                                          =========   =========   =========   =========   =========

         The following table classifies the loan portfolio, by category, at December 31, 2002, by date at which the loans mature:

                             ONE YEAR   FROM ONE TO  AFTER FIVE                MORE THAN ONE YEAR
                             OR LESS    FIVE YEARS    YEARS        TOTAL       FIXED      VARIABLE (1)
                            ---------   -----------  ----------  ---------   ---------   -------------
                                                        (IN THOUSANDS)
Commercial real estate ..   $ 275,542   $  124,948   $   52,213  $ 452,703   $ 112,615   $      64,546
Commercial ..............     149,188       14,176        2,629    165,993      16,805              --
Residential real estate .      28,833       34,979        8,477     72,289      10,961          32,495
Personal ................      60,120        1,299        9,257     70,676      10,556              --
Home equity .............      80,776           --           --     80,776          --              --
Construction ............     123,182            9           13    123,204          22              --
                            ---------   ----------   ----------  ---------   ---------   -------------
  Total loans ...........   $ 717,641   $  175,411   $   72,589  $ 965,641   $ 150,959   $      97,041
                            =========   ==========   ==========  =========   =========   =============

(1)  Includes adjustable rate mortgage products.

ALLOWANCE FOR LOAN LOSSES

         We believe our loan loss experience to date reflects the high credit quality of our loan portfolio. The following table shows changes in the allowance for loan losses resulting from additions to the allowance and loan charge-offs for each of the periods shown.

                                                                         DECEMBER 31,
                                                -------------------------------------------------------------
                                                   2002         2001         2000         1999         1998
                                                ---------    ---------    ---------    ---------    ---------
                                                                       (IN THOUSANDS)
Balance at beginning of period ..............   $   8,306    $   6,108    $   4,510    $   3,410    $   3,050
Johnson Bank acquisition - loan loss reserve           --           --          864           --           --
Loans charged-off:
Commercial real estate ......................          --           --           --           --           --
Commercial ..................................        (658)        (939)        (723)          --           --
Residential real estate .....................          --           --           --           --           --
Personal ....................................         (92)        (113)        (249)        (108)          (2)
Home equity .................................          --           --           --           --           --
Construction ................................          --           --           --           --           --
                                                ---------    ---------    ---------    ---------    ---------
  Total loans charged-off ...................        (750)      (1,052)        (972)        (108)          (2)
                                                ---------    ---------    ---------    ---------    ---------
Loans Recovered:
Commercial ..................................         117           43            8           --           --
Personal ....................................          49           28            8           --           --
                                                ---------    ---------    ---------    ---------    ---------
  Total loans recovered .....................         167           71           16           --           --
                                                ---------    ---------    ---------    ---------    ---------
Provision for loan losses ...................       3,862        3,179        1,690        1,208          362
                                                ---------    ---------    ---------    ---------    ---------
Balance at end of period ....................   $  11,585    $   8,306    $   6,108    $   4,510    $   3,410
                                                =========    =========    =========    =========    =========
Average total loans .........................   $ 858,783    $ 669,114    $ 541,436    $ 332,502    $ 234,486
                                                =========    =========    =========    =========    =========
Net charge-offs to average total loans ......        0.07%        0.15%        0.18%         .03%          --

         The following table shows our allocation of the allowance for loan losses by specific category at the dates shown. We considered various qualitative and quantitative factors about the loan portfolio that we deemed relevant in determining the level of the allowance for loan losses.

                                                                        DECEMBER 31,
                           ----------------------------------------------------------------------------------------------------
                                   2002                      2001                      2000                      1999
                           ----------------------    ----------------------    ----------------------    ----------------------
                                          % OF                      % OF                      % OF                      % OF
                                        LOANS TO                  LOANS TO                  LOANS TO                  LOANS TO
                            AMOUNT    TOTAL LOANS     AMOUNT    TOTAL LOANS     AMOUNT    TOTAL LOANS     AMOUNT    TOTAL LOANS
                           --------   -----------    --------   -----------    --------   -----------    --------   -----------
Commercial real estate .   $  3,483            47%   $  2,407            40%   $  1,575            35%   $  1,154            37%
Commercial .............      1,962            17%      1,923            21%      1,727            23%        930            17%
Residential real estate         344             8%        500            11%        429            14%        423            18%
Personal ...............        583             7%        676             8%        658            10%        568            15%
Home equity ............        569             8%        475             8%        412             8%        237             6%
Construction ...........      1,540            13%      1,225            12%        810            10%        369             7%
Unallocated ............      3,104            --       1,100            --         497            --         829            --
                           --------   -----------    --------   -----------    --------   -----------    --------   -----------
  Total ................   $ 11,585           100%   $  8,306           100%   $  6,108           100%   $  4,510           100%
                           ========   ===========    ========   ===========    ========   ===========    ========   ===========

                                 DECEMBER 31,
                           ----------------------
                                   1998
                           ----------------------
                                          % OF
                                        LOANS TO
                            AMOUNT    TOTAL LOANS
                           --------   -----------
Commercial real estate .   $    732            33%
Commercial .............        693            17%
Residential real estate         277            19%
Personal ...............        545            16%
Home equity ............        201             7%
Construction ...........        236             8%
Unallocated ............        726            --
                           --------   -----------
  Total ................   $  3,410           100%
                           ========   ===========

         Loan quality is continually monitored by management and reviewed by the loan/investment committees of the board of directors of the banks on a monthly basis. The amount of additions to the allowance for loan losses, which is charged to earnings through the provision for loan losses, is determined based on a variety of factors, including assessment of the credit risk of the portfolio, delinquent loans, evaluation of current economic conditions in the market area, actual charge-offs during the year and historical loss experience. The unallocated portion of the reserve involves the exercise of judgment by management and reflects various considerations, including management's view that the reserve should have a margin that recognizes the imprecision inherent in the process of estimating credit losses.

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

         The allowance for loan losses as a percentage of total loans was 1.20% as of December 31, 2002, compared to 1.06% as of December 31, 2001. Net charge-offs for the years ended December 31, 2002 and 2001 were $583,000 and $981,000, respectively. Net charge-offs to average total loans were 0.07% for 2002 compared to 0.15% for 2001.

NON-PERFORMING LOANS

         The following table classifies our non-performing loans as of the dates shown:

                                                                      DECEMBER 31,
                                               --------------------------------------------------------
                                                 2002        2001        2000        1999        1998
                                               --------    --------    --------    --------    --------
                                                                (DOLLARS IN THOUSANDS)
Nonaccrual loans ...........................   $    749    $    664    $     24    $    600    $     --
Loans past due 90 days or more .............        650       2,504       1,421         223       1,016
                                               --------    --------    --------    --------    --------
  Total non-performing loans ...............      1,399       3,168       1,445         823       1,016
                                               --------    --------    --------    --------    --------
  Total non-performing assets ..............   $  1,399    $  3,168    $  1,445    $    823    $  1,016
                                               ========    ========    ========    ========    ========
Non-accrual loans to total loans ...........       0.08%       0.09%       0.00%       0.15%         --
Total non-performing loans to total loans ..       0.14%       0.41%       0.24%       0.21%       0.36%
Total non-performing assets to total assets.       0.09%       0.27%       0.17%       0.16%       0.24%

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

         Potential Problem Loans. In addition to those loans reflected in the table above, we have identified some loans through our problem loan identification process which exhibit a higher than normal credit risk. Loans in this category include those with characteristics such as past maturity more than 90 days, those that have recent adverse operating cash flow or balance sheet trends, or loans that have general risk characteristics that management believes might jeopardize the future timely collection of principal and interest payments. The balance in this category at any reporting period can fluctuate widely based on the timing of cash collections, renegotiations and renewals. The principal amount of loans in this category as of December 31, 2002 was $650,000. At December 31, 2002, there were no significant loans which were classified by any bank regulatory agency that are not included above as nonaccrual, past due or restructured.

         Nonaccrual loans were $749,000 as of December 31, 2002 compared to $664,000 at December 31, 2001. Included in nonaccrual loans is a single $430,000 loan relationship at The PrivateBank (Chicago).

         Nonperforming loans include nonaccrual loans and accruing loans that are 90 days or more delinquent. Nonperforming loans were $1.4 million as of December 31, 2002, compared to $3.2 million at December 31, 2001. Nonperforming loans were 0.14%, and 0.41% of total loans at December 31, 2002 and December 31, 2001, respectively. Nonperforming assets were 0.09% and 0.27% of total assets as of December 31, 2002 and December 31, 2001, respectively.

         Loan Concentrations. Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. Other than loans made to borrowers residing in the Chicago and St. Louis metropolitan areas and our involvement in lending secured by real estate, we had no concentrations of loans exceeding 10% of total loans at December 31, 2002 or December 31, 2001.

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

         All securities are classified as available-for-sale and may be sold as part of our asset/liability management strategy in response to changes in interest rates, liquidity needs or significant prepayment risk. Securities available-for-sale are carried at fair value, with related unrealized net gains or losses, net of deferred income taxes, recorded as an adjustment to equity capital. At December 31, 2002, reported stockholders' equity reflected unrealized securities gains net of tax of $8.8 million. This represented an improvement of $8.5 million from unrealized securities gains net of tax of $323,000 at December 31, 2001.

         Securities available-for-sale increased to $487.0 million at December 31, 2002, up 46% from $332.9 million as of December 31, 2001. The growth in the investment security portfolio since December 31, 2001 resulted from the continued implementation of our asset/liability management strategy. The Company held no U.S. government agency obligations in 2002 or 2001.
U.S. government agency mortgage backed securities and collateralized mortgage obligations increased by $57.0 million from December 31, 2001 to December 31, 2002. Corporate collateralized mortgage obligations decreased by $4.8 million to $18.7 million. The net decrease in collateralized CMO's reflects the write-down of specific CMO's due to accelerated mortgage prepayments experienced during the second half of the year. Tax-exempt municipal securities increased to $134.8 million at December 31, 2002 as compared to the year-end 2001 amount of $106.9 million, an increase of $28.0 million, providing net interest margin protection in a falling interest-rate environment. Investments in Federal Home Loan Bank Stock increased by $62.6 million as a result of purchases made to take advantage of the favorable dividend yield in addition to the liquid nature of the investment. The FHLB can redeem and we can sell, at any time, any FHLB stock we own, in excess of the required minimum of $3.8 million and $5.8 million outstanding as of December 31, 2002 and 2001, respectively.

         The following table presents the components of our available-for-sale investment securities portfolio for the years presented:

                                                                    DECEMBER 31,
                                                         ---------------------------------
                                                            2002        2001        2000
                                                         ---------   ---------   ---------
                                                                   (IN THOUSANDS)
Available-for-Sale
U.S. government agency obligations ...................   $      --   $      --   $   4,399
U.S. government agency mortgage backed securities and
 collateralized mortgage obligations .................     158,394     101,376      84,347
Corporate collateralized mortgage obligations ........      18,675      23,462      10,123
Tax exempt municipal securities ......................     134,836     106,925      36,644
Taxable municipal securities .........................       4,697       6,051       1,141
Federal Home Loan Bank stock .........................     155,606      92,964      35,175
Other ................................................      14,812       2,155         365
                                                         ---------   ---------   ---------

Total ................................................   $ 487,020   $ 332,933   $ 172,194
                                                         =========   =========   =========

         The following tables show the effective maturities of investment securities (based upon the amortized cost), by category, as of December 31, 2002, and the weighted average yield (computed on a tax equivalent basis) for each range of maturities of securities, by category, as of December 31, 2002. For the mortgage backed securities and collateralized mortgage obligations categories, the effective maturity and weighted average yield are based upon mortgage prepayment estimates. Actual mortgage prepayments may vary due to changes in interest rates, economic conditions and other factors.


                                                      WITHIN        FROM ONE TO        FROM FIVE          AFTER
                                                     ONE YEAR        FIVE YEARS      TO TEN YEARS       TEN YEARS
                                                  --------------   --------------   --------------   --------------
                                                                          (IN THOUSANDS)
U.S. government agency obligations ............   $           --   $           --   $           --   $           --
U.S. government agency mortgage backed
 securities and collateralized
 mortgage obligation ..........................           57,321           78,546           14,852            4,791
Corporate collateralized mortgage Obligations .           11,750            6,416               --               --
Tax exempt municipal securities(2) ............              338            1,762            9,896          114,508
Taxable municipal securities ..................               --               --              964            3,619
Federal Home Loan Bank stock(1) ...............               --               --               --               --
Other .........................................               --           10,795               --            2,176
                                                  --------------   --------------   --------------   --------------
Total .........................................   $       69,409   $       97,519   $       25,712   $      125,094
                                                  ==============   ==============   ==============   ==============

                                                  SECURITIES WITH
                                                     NO STATED
                                                      MATURITY             TOTAL
                                                 ------------------   --------------
U.S. government agency obligations ............  $               --   $           --
U.S. government agency mortgage backed
 securities and collateralized
 mortgage obligation ..........................                  --          155,510
Corporate collateralized mortgage Obligations .                  --           18,166
Tax exempt municipal securities(2) ............                              126,504
Taxable municipal securities ..................                  --            4,583
Federal Home Loan Bank stock(1) ...............             155,606          155,606
Other .........................................                 308           13,279
                                                 ------------------   --------------
Total .........................................  $          155,914   $      473,648
                                                 ==================   ==============


                                                      WITHIN        FROM ONE TO        FROM FIVE          AFTER
                                                     ONE YEAR        FIVE YEARS      TO TEN YEARS       TEN YEARS
                                                  --------------   --------------   --------------   --------------
                                                                          (IN THOUSANDS)
U.S. government agency obligations.............               --               --               --               --
U.S. government agency mortgage
 backed securities and collateralized
 mortgage obligations..........................             5.29%            4.58%            5.51%            5.54%
Corporate collateralized mortgage obligations..             5.46             5.21               --               --
Tax exempt municipal securities(2).............             5.69             6.78             6.75             7.28
Taxable municipal securities...................               --               --             6.10             7.66
Federal Home Loan Bank stock(1)................               --               --               --               --
Other..........................................                              5.32                              9.71
                                                  --------------   --------------   --------------   --------------
Total..........................................             5.33%            4.74%            6.01%            7.26%
                                                  ==============   ==============   ==============   ==============

                                                  SECURITIES WITH
                                                     NO STATED
                                                      MATURITY             TOTAL
                                                 ------------------   --------------
U.S. government agency obligations............                   --              --
U.S. government agency mortgage
 backed securities and collateralized
 mortgage obligations..........................                  --             4.96%
Corporate collateralized mortgage obligations..                  --             5.37%
Tax exempt municipal securities(2).............                  --             7.23%
Taxable municipal securities...................                  --             7.33%
Federal Home Loan Bank stock(1)................                5.00             5.00%
Other..........................................                1.33             5.95%
                                                 ------------------   --------------
Total..........................................                4.99%            5.64%
                                                 ==================   ==============

(1) The Company is required to maintain a ratio of 20:1 of FHLB borrowings to FHLB stock. As of December 31, 2002, the Company had $77.8 million dollars in advances from the FHLB ($66.3 million from the FHLB of Chicago and $11.5 million from the FHLB of Des Moines, IA). The remaining $151.0 million of FHLB stock can be redeemed at any time. However, the FHLB may delay the sale of the stock for up to six months if certain conditions are met.

(2) The weighted average yield reflects a tax-equivalent adjustment based on a marginal federal corporate tax rate of 35%.

DEPOSITS AND FUNDS BORROWED

         Total deposits of $1.2 billion as of December 31, 2002 represented an increase of $354.5 million, or 42%, from $850.5 million as of December 31, 2001. Overall, each deposit category as a percentage of total deposits remained relatively constant in 2002 as compared to 2001, with the exception of continued growth in brokered deposits. During 2002, we continued to utilize brokered deposits as an alternative source of liquidity as compared to traditional core deposits. We expect to continue to rely on brokered deposits in 2003 as a source of liquidity. Non-interest-bearing deposits were $89.0 million as of December 31, 2002, a $15.9 million increase over the $73.1 million reported as of December 31, 2001. Interest-bearing demand deposits increased $12.8 million to $64.9 million at December 31, 2002 compared to $52.1 million at December 31, 2001. Savings and money market deposit accounts increased by $126.0 million to $488.9 million at December 31, 2002 as compared to $363.0 million at December 31, 2001. Other time deposits increased by approximately $59.3 million to $282.6 million as compared to $223.4 million at year-end 2001. Brokered deposits, increased to $279.8 million at December 31, 2002 from $138.9 million at December 31, 2001.

         The following table presents the balances of deposits by category and each category as a percentage of total deposits at December 31, 2002 and 2001.

                                                                     DECEMBER 31,
                            -----------------------------------------------------------------------------------------------
                                        2002                             2001                             2000
                            -----------------------------    -----------------------------    -----------------------------
                                               PERCENT                          PERCENT                          PERCENT
                               BALANCE         OF TOTAL         BALANCE         OF TOTAL         BALANCE         OF TOTAL
                            -------------   -------------    -------------   -------------    -------------   -------------
                                                                (DOLLARS IN THOUSANDS)
Demand ..................   $      88,986               7%   $      73,146               9%   $      61,789               9%
Savings .................           6,344               1%          12,158               1%           8,242               1%
Interest-bearing demand .          64,893               5%          52,061               6%          51,301               8%
Money market ............         482,597              40%         350,829              41%         297,043              44%
Brokered deposits .......         279,806              23%         138,911              17%          43,842               7%
Other time deposits .....         282,645              24%         223,390              26%         208,029              31%
                            -------------   -------------    -------------   -------------    -------------   -------------
  Total deposits ........   $   1,205,271             100%   $     850,495             100%   $     670,246             100%
                            =============   =============    =============   =============    =============   =============

         The aggregate amounts of time deposits, in denominations of $100,000 or more, by maturity, are shown below as of the dates indicated:

                                       DECEMBER 31,
                                  ---------------------
                                     2002        2001
                                  ---------   ---------
                                     (IN THOUSANDS)
Three months or less ..........   $ 162,619   $ 162,036
Over three through six months .      57,568      65,897
Over six through twelve months      132,036      87,043
Over twelve months ............     146,646      17,055
                                  ---------   ---------
  Total .......................   $ 498,869   $ 332,031
                                  =========   =========

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

         The scheduled maturities of time deposits (including brokered deposits) as of December 31, 2002, for the years 2003 through 2007 and thereafter, are as follows:

         For year ending December 31,
                         2003................................        $ 473,794
                         2004................................           66,138
                         2005................................            4,445
                         2006................................            2,605
                         2007 and thereafter.................           15,469
                                                                     ---------
                           Total ............................        $ 562,451
                                                                     =========

         We continued to utilize brokered deposits as a source of funding for growth in our loan and investment portfolios in 2002. In the past we have issued certain brokered deposits that included call option provisions, which can provide us with the opportunity to repay the certificates of deposit on a specified date prior to the contractual maturity date. As of December 31, 2002, there were no outstanding brokered deposits containing call provisions. The following table presents the maturity and rate of our brokered deposits, net of unamortized prepared brokered commissions as of December 31, 2002.

        Brokered Deposits net of unamortized prepaid brokered commissions at December 31, 2002 (in thousands)

MATURITY DATE            RATE (1)               AMOUNT
-------------           ---------             ---------
     11/13/07               3.400%            $   7,000
     10/18/04               2.300%                7,668
      8/30/04               2.500%               25,000
      4/21/04               2.100%               10,000
      4/19/04               2.250%                5,000
     12/31/03               1.800%                  953
     10/17/03               2.050%                3,000
     10/17/03               1.850%                6,699
     10/17/03               2.050%                5,000
       9/5/03               3.800%                2,394
      7/24/03               2.400%               17,425
      7/21/03               2.450%               15,312
      7/17/03               2.250%               20,000
      6/27/03               7.050%                4,548
      6/23/03               7.200%                2,594
      4/21/03               2.200%               11,063
      4/16/03               2.000%               10,000
      2/24/03               2.350%                5,037
      2/19/03               2.000%               10,000
      1/31/03               1.850%               13,867
      1/30/03               2.150%               20,000
      1/27/03               2.650%               10,000
      1/20/03               2.750%               19,970
      1/17/03               1.900%               12,858
      1/16/03               2.500%               10,000
      1/10/03               2.600%               25,000
                                              ---------
Total brokered deposits                       $ 280,388
Unamortized prepaid broker commissions             (582)
                                              ---------
Total brokered deposits, net of unamortized
 prepaid brokered commissions                 $ 279,806
                                              =========

(1)  Represents the coupon rate of each brokered deposit.

         A summary of all funds borrowed and outstanding and the rate in effect while such borrowings were outstanding, at the period end, is presented below:

               FUNDS BORROWED:                       CURRENT RATE      MATURITY       12/31/02       12/31/01       12/31/00
               -----------------------------------   ------------    ------------   ------------   ------------   ------------
               Subordinated note                             3.75%        2/11/07   $      5,000   $      5,000   $      5,000
               FHLB fixed advance(1)                         6.50%       10/23/05         26,616         24,886         25,000
               FHLB fixed advance                            6.21%       12/05/03         30,000         30,000         30,000
               FHLB fixed advance                            1.73%       11/07/03          6,000             --             --
               FHLB fixed advance                            2.21%       07/17/03          1,000             --             --
               FHLB fixed advance                            2.74%       07/17/03          1,000             --             --
               FHLB fixed advance                            2.46%       06/16/03            500             --             --
               FHLB fixed advance                            2.70%       05/08/03          1,000             --             --
               Borrowing under revolving line of
               credit facility                               3.50%        4/11/03         25,000             --             --
               FHLB fixed advance                            2.98%       03/10/03          1,000             --             --
               FHLB fixed advance                            2.38%       01/13/03          1,000             --             --
               FHLB fixed advance                            5.89%       12/20/02             --          1,000          1,000
               FHLB fixed advance                            2.39%       11/12/02             --          5,000             --
               FHLB fixed advance                            5.33%       07/22/02             --          1,000             --
               FHLB fixed advance                            5.91%       06/21/02             --            500            500
               FHLB fixed advance                            4.21%       05/13/02             --          1,000             --
               FHLB fixed advance                            5.02%       03/06/02             --          1,000             --
               FHLB fixed advance                            3.10%       02/11/02             --          5,000         18,000
               FHLB fixed advance                            4.30%       02/01/02             --         25,000             --
               FHLB fixed advance                            5.21%       01/22/02             --          1,000             --
               FHLB fixed advance                            6.49%       11/30/01             --             --          2,000
               FHLB floating rate advance(2)                 6.77%         5/1/01             --             --         10,000
               FHLB open line advance                        1.48%          daily          9,700         25,000             --
               Fed funds purchased                           1.49%          daily         98,000        103,000          2,700
               Demand repurchase agreements (3)              1.40%          daily          4,138          3,102          2,679
                                                                                    ------------   ------------   ------------
               Total funds borrowed                                                 $    209,954   $    231,488   $     96,879
                                                                                    ============   ============   ============

(1) This FHLB advance is subject to a fair value hedge utilizing an interest rate swap with a fair value of $2.9 million. The contractual par amount on the advance is $25.0 million.
(2) The rate on this FHLB floating rate advance is set at one-month LIBOR minus five basis points.
(3) Demand repurchase agreements are a form of retail repurchase agreements offered to certain clients of The PrivateBank (Chicago). Funds are swept each business day from the client's demand deposit account. These amounts are not deposits and are not insured, but are secured by a pool of securities pledged specifically for this purpose.

         Membership in the Federal Home Loan Bank System gives us the ability to borrow funds from the Federal Home Loan Bank of Chicago and from the Federal Home Loan Bank of Des Moines for short- or long-term purposes under a variety of programs. We have periodically used services of the FHLB for short-term funding needs and other correspondent services.

         During 2002, we decreased our use of Federal Home Loan Bank advances to fund loan growth. Management anticipates that our reliance on Federal Home Loan Bank borrowings as a funding source will likely remain at current levels in 2003 to the extent that rates on Federal Home Loan Bank advances continue to be more attractive than deposit pricing. Federal Home Loan Bank borrowings totaled $77.8 million at December 31, 2002 compared to $120.4 million at December 31, 2001.

         At December 31, 2002 and 2001, we had $3.3 million in FHLB letters of credit outstanding. We pay 0.125% per annum for FHLB letters of credit. The following table shows the maximum availability for and usage of FHLB advances and letters of credit for The PrivateBank (Chicago) and The PrivateBank (St. Louis).

                                         MAXIMUM
DATE                                   AVAILABILITY       USAGE
----                                  -------------   -------------
                                             (IN THOUSANDS)
As of December 31, 2002-
  The PrivateBank (Chicago) .......   $      69,072          67,998
  The PrivateBank (St. Louis) .....          14,738          11,500

As of December 31, 2001-
  The PrivateBank (Chicago) .......   $     109,146   $     108,298
  The PrivateBank (St. Louis) .....          16,295          10,500

         We accept deposits from a variety of municipal entities. Typically, these municipal entities require that banks pledge marketable securities to collateralize these public deposits. The State of Illinois also accepts FHLB letters of credit as collateral. At December 31, 2002 and 2001, we had approximately $149.0 million and $166.2 million, respectively, of securities collateralizing such public deposits. Deposits requiring pledged assets are not considered to be core deposits, and the assets that are pledged as collateral for these deposits are not deemed to be liquid assets.

         On February 11, 2002, the Company renewed the term on an $18.0 million revolving credit facility with a commercial bank originally entered into on February 11, 2000. On April 11, 2002, the loan agreement was amended and the revolving line was increased to $25.0 million. Effective December 31, 2002, the revolving line was increased to $35.0 million. The interest rate on borrowings under this revolving line resets quarterly, and is based on, at our option, either the lender's prime rate or three-month LIBOR plus 120 basis points with a floor of 3.50%. The Company has elected to pay interest based on the three-month LIBOR rate plus 120 basis points. The initial rate of interest on the revolver was 7.20%, and most recently reset to 3.50% on December 31, 2002. The collateral for this borrowing consists of the common stock of The PrivateBank (Chicago) and The PrivateBank (St. Louis), which is held in custody by the lender. As of December 31, 2002, the outstanding balance was $25.0 million.

         On February 11, 2000, the Company entered into a subordinated note issued to Johnson International, Inc. and subsequently sold to a third party, in the principal amount of $5.0 million. The interest on the subordinated note is reset each quarter based on the three-month LIBOR rate. The note is payable in full on or before February 11, 2007, and provides for certain rate escalation beginning after February 11, 2002. On February 11, 2002, the interest rate increased from LIBOR +50 basis points to LIBOR +200 basis points. This pricing is in effect until February 11, 2004, at which point the pricing increases to LIBOR +350 until maturity on February 11, 2007. The average rate of interest on the subordinated note was 3.56% during 2002 compared to 4.86% during 2001 and most recently reset to 3.75% on December 31, 2002. The Company has the right to repay the subordinated note at any time after giving at least 30 days, but not more than 60 days advance notice.

         On February 8, 2001, we issued $20.0 million in trust preferred securities at a fixed rate of 9.50% which mature on December 31, 2030. At our option, the securities may be redeemed prior to maturity on or after December 31, 2005. The trust preferred securities are presented in our consolidated balance sheet as "Long-term debt-trust preferred securities." Upon receipt of the net proceeds of $18.9 million, after deducting underwriting commissions and offering expenses and including the underwriters' over-allotment shares, we repaid the full amount of borrowings under a revolving line of credit with a commercial bank in the amount of $18.0 million.

RISK MANAGEMENT

         We are exposed to market risk from changes in interest rates that could affect our results of operations and financial condition. We manage our exposure to these market risks through our regular operating and financing activities. During 2001, we began to hedge interest rate risk through the use of derivative financial instruments. We use derivative financial instruments as risk management.

INTEREST RATE RISK

         We use a combination of financial instruments, including medium-term and short-term financings and variable-rate debt instruments and, to a lesser extent, interest rate swaps to manage the interest rate mix of our total debt portfolio and related cash flows. To manage this mix in a cost-effective manner, in 2001 we entered into our first interest rate swap transaction in which we agreed to receive a fixed rate in exchange for payment of a floating rate based on an agreed-upon notional amount. The fair value of the swap associated with this fair value hedge was $2.9 million on December 31, 2002. As market interest rates continued to decline to historic lows in the second half of 2002, the value of the Company's long-term tax-exempt bank-qualified municipal bond portfolio increased. In order to protect this gain should rates rise, the Company entered into a $25 million swap agreement whereby we sold the 10-year swap and bought 3-month LIBOR to act as an economic hedge to a portion of our long municipal bonds. At December 31, 2002 the market value of the interest rate swap associated with this economic hedge was a liability of $1.1 million. The loss on the swap is recognized in earnings and resulted from declines in market rates of interest since the third quarter 2002.

         During 2002, we continued to actively manage our interest rate exposure in our balance sheet. The declines in market rates gave us the opportunity to make changes to our investment security portfolio as part of the implementation of our asset/liability management strategies. Throughout 2002, we continued to replace specific investment securities with alternative investment securities with greater risk reward parameters on a selective basis. The improvements in net interest margin resulting from the improved mix of investment securities coupled with our lower yielding sources of funding offset the yield compression experienced in our loan portfolio, which is more than half floating-rate based.

         We have not changed our interest rate risk management strategy from the prior year and do not foresee or expect any significant changes in our exposure to interest rate fluctuations, but we are considering expanding our use of interest rate swaps on our debt obligations in the near future.

CAPITAL RESOURCES

         Stockholders' equity at December 31, 2002 rose to $89.1 million, an increase of $26.8 million from the 2001 year-end level of $62.3 million, due primarily to the increase in net income from the year ended December 31, 2002 as well as the increase in the fair value of investment securities classified as available for sale net of tax and increases in shares issued.

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

         The following table reflects various consolidated measures of our capital at December 31, 2002 and 2001:

                                                        DECEMBER 31,
                                                     -----------------
                                                     2002         2001
                                                     ----         ----
          Leverage ratio..........................   5.47%        6.64%
          Tier 1 risk-based capital ratio.........   6.91         8.18
          Total risk-based capital ratio..........   8.29         9.71
          Total equity to total assets............   5.77         5.29

         As of December 31, 2002, all of the Company's $20.0 million of trust preferred securities are included in Tier 1 capital. The Tier 1 qualifying amount is limited to 25% of Tier 1 capital under Federal Reserve regulations. The entire amount of trust preferred securities qualifies as Tier 1 capital.

         A portion of the subordinated note in the amount of $5.0 million that was issued to Johnson International as consideration in connection with the Johnson Bank Illinois acquisition qualifies as Tier 2 capital for regulatory capital purposes.

         To be considered "well capitalized," an entity must maintain a leverage ratio of at least 5.0%, a Tier 1 risk-based capital ratio of at least 6.0%, and a total risk-based capital ratio of at least 10.0%. To be "adequately capitalized," an entity must maintain a leverage ratio of at least 4.0%, a Tier 1 risk-based capital ratio of at least 4.0%, and a total risk-based capital ratio of at least 8.0%. At December 31, 2002, we continued to exceed the minimum levels of all regulatory capital requirements, and were considered "adequately capitalized" under regulatory standards. At December 31, 2002, our total risk-based capital ratio was 8.29%. With the exception of the total risk-based capital ratio, we exceeded the "well-capitalized" levels of our regulatory capital requirements. At December 31, 2002, The PrivateBank (Chicago) and The PrivateBank (St. Louis) were considered "well-capitalized" under all applicable regulatory standards, including total risk-based capital ratio.

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

         Our core deposits, the most stable source of liquidity due to the nature of long-term relationships generally established with our clients, are available to provide long-term liquidity. At December 31, 2002, 56% of our total assets were funded by core deposits, even with December 31, 2001 levels. Core deposits are defined to include all deposits including time deposits but excluding brokered deposits and public funds. Time deposits are included as core deposits since these deposits have historically not been volatile deposits for us.

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

         We have continued to use Federal Home Loan Bank advances and brokered deposits as alternative methods of funding loan growth. During 1999, we first utilized brokered deposits as a funding tool to enhance liquidity in anticipation of increasing loan demand. During 2002 and 2001 we expanded our brokered deposits program in order to fund liquidity of The PrivateBank (Chicago). In 2003 we expect to continue to rely on brokered deposits together with increased Federal Home Loan Bank advances as alternative methods of funding loan growth. We will first look toward internally generated deposits as funding sources, but plan to supplement our funding needs with non-traditional funding sources as needed. The PrivateBank (St. Louis) also purchases brokered deposits in the absence of traditional deposit growth sufficient to fund the expected loan growth in that market.

         Liquid assets refer to money market assets such as federal funds sold, as well as available-for-sale securities. Net liquid assets represent the sum of the liquid asset categories less the amount of assets pledged to secure public funds. At December 31, 2002, net liquid assets at The PrivateBank (Chicago) were $300.6 million as compared to $240.3 million at December 31, 2001. At December 31, 2002, net liquid assets at The PrivateBank (St. Louis) were $22.1 million as compared to $18.2 million at December 31, 2001.

         Net cash inflows provided by operations were $17.4 million for the year ended December 31, 2002 compared to a net inflow of $9.6 million a year earlier. Net cash outflows from investing activities were $338.5 million for the year ended December 31, 2002, compared to a net cash outflow of $363.0 million a year earlier. Cash inflows from financing activities for the year ended December 31, 2002 were $333.0 million compared to a net inflow of $335.7 million in 2001.

         In the event of short-term liquidity needs, The PrivateBank (Chicago) and The PrivateBank (St. Louis) may purchase federal funds from correspondent banks. In addition, we currently have available borrowing capacity of $10 million under the $35.0 million credit facility at the holding company. We utilize this credit facility from time to time for general business purposes.

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

         We have structured the assets and liabilities of our company to mitigate the risk of either a rising or falling interest rate environment. We manage our gap position at the one-year horizon. Depending upon our assessment of economic factors such as the magnitude and direction of projected interest rates over the short- and long-term, we generally operate within guidelines set by our asset/liability policy and attempt to maximize our returns within an acceptable degree of risk. Our policy states that we shall maintain a gap position at the one year horizon of between 0.70 and 1.30. Our position at December 31, 2002 was 0.85 and was within the guidelines of our policy. We have continued to maintain our gap position near the low end set by our policy guidelines and expect to continue to operate in this manner as long as the general rate structure of the economy and our business opportunities remain consistent. Therefore, generally speaking, a short-term rise in interest rates will hurt our earnings, while a short-term drop in interest rates would help our earnings.

         Interest rate changes do not affect all categories of assets and liabilities equally or simultaneously. There are other factors that are difficult to measure and predict that would influence the effect of interest rate fluctuations on our income statement. For example, a rapid drop in interest rates might cause our loans to repay at a more rapid pace and certain mortgage-related investments to prepay more quickly than projected. This could mitigate some of the benefits of falling rates that are expected when negatively gapped. Conversely, a rapid rise in rates could give us an opportunity to increase our margins and stifle the rate of repayment on our mortgage-related loans which would increase our returns.

         The following tables illustrate the estimated interest rate sensitivity and periodic and cumulative gap positions calculated as of December 31, 2002 and 2001.

                                                                       DECEMBER 31, 2002
                                                                 TIME TO MATURITY OR REPRICING
                                                                    (DOLLARS IN THOUSANDS)
                                                                91-365                     OVER 5
                                                   0-90 DAYS     DAYS       1-5 YEARS      YEARS          TOTAL
            INTEREST-EARNING ASSETS
            Loans                                  $ 635,664   $    77,465   $   175,066   $    79,197   $   967,392
            Investments                              163,621        21,138        26,576       261,208       472,543
            Short-term investments                       258             -             -             -           258
                                                   ---------   -----------   -----------   -----------   -----------
            Total interest-earning assets          $ 799,543   $    98,603   $   201,642   $   340,405   $ 1,440,193
                                                   =========   ===========   ===========   ===========   ===========

            INTEREST-BEARING LIABILITIES
            Interest-bearing demand                $       -   $         -   $         -   $    64,892   $    64,892
            Savings and money market                 486,819         1,262             -           859       488,940
            Time deposits                            191,238       205,474        91,872        73,868       562,452
            Funds borrowed                           143,838        31,500        53,000             -       228,338
                                                   ---------   -----------   -----------   -----------   -----------
            Total interest-bearing  liabilities    $ 821,895   $   238,236   $   144,872   $   139,619   $ 1,344,622
                                                   =========   ===========   ===========   ===========   ===========

            CUMULATIVE
              Rate sensitive assets (RSA)          $ 799,543   $   898,146   $ 1,099,788   $ 1,440,193
              Rate sensitive liabilities (RSL)       821,895     1,060,131     1,205,003     1,344,622

            GAP (GAP=RSA-RSL)                        (22,352)     (161,985)     (105,215)       95,571
            RSA/RSL                                    97.28%        84.72%        91.27%       107.11%
            RSA/Total assets                           51.80%        58.19%        71.26%        93.31%
            RSL/Total assets                           53.25%        68.69%        78.07%        87.12%
            GAP/Total assets                            1.45%        10.50%         6.82%         6.19%
            GAP/Total RSA                               2.80%        18.04%         9.57%         6.64%

                                                                       DECEMBER 31, 2001
                                                                 TIME TO MATURITY OR REPRICING
                                                                    (DOLLARS IN THOUSANDS)
                                                                  91-365                     OVER 5
                                                   0-90 DAYS       DAYS       1-5 YEARS      YEARS          TOTAL
            INTEREST-EARNING ASSETS
            Loans                                  $ 467,083   $    66,521   $   204,859   $    53,643   $   792,106
            Investments                               95,269         8,516        45,147       183,511       332,443
            Short-term investments                       518             -             -             -           518
                                                   ---------   -----------   -----------   -----------   -----------
            Total interest-earning assets          $ 562,870   $    75,037   $   250,006   $   237,154   $ 1,125,067
                                                   =========   ===========   ===========   ===========   ===========

            INTEREST-BEARING LIABILITIES
            Interest-bearing demand                $       -   $         -   $         -   $    52,061   $    52,061
            Savings and money market                 205,926       144,903             -         4,450       355,279
            Time deposits                            173,401       171,111        20,978         4,519       370,009
            Funds borrowed                           168,102         8,500        75,000             -       251,602
                                                   ---------   -----------   -----------   -----------   -----------
            Total interest-bearing liabilities     $ 547,429   $   324,514   $    95,978   $    61,030   $ 1,028,951
                                                   =========   ===========   ===========   ===========   ===========
            CUMULATIVE
              Rate sensitive assets (RSA)          $ 562,870   $   637,907   $   887,913   $ 1,125,067
              Rate sensitive liabilities (RSL)       547,429       871,943       967,921     1,028,951

            GAP (GAP=RSA-RSL)                         15,441      (234,036)      (80,008)       96,116
            RSA/RSL                                   102.82%        73.16%        91.73%       109.34%
            RSA/Total assets                           47.83%        54.21%        75.45%        95.61%
            RSL/Total assets                           46.52%        74.10%        82.25%        87.44%
            GAP/Total assets                            1.31%        19.89%         6.80%         8.17%
            GAP/Total RSA                               2.74%        36.69%         9.01%         8.54%

         The following table shows the impact of an immediate 200 basis point change in interest rates as of December 31, 2002 and December 31, 2001. The effects are determined through the use of a simulation model based on our earning asset and interest-bearing liability portfolios, assuming the size of these portfolios remains constant from the balance sheet date throughout the one-year measurement period. The simulation assumes that assets and liabilities accrue interest on their current pricing basis. Assets and liabilities then reprice based on their terms and remain at that interest rate through the end of the measurement period. The model attempts to illustrate the potential change in net interest income if the foregoing occurred.

                                                                     DECEMBER 31, 2002             DECEMBER 31, 2001
                                                                ---------------------------   ---------------------------
                                                                 +200 BASIS     -200 BASIS     +200 BASIS     -200 BASIS
                                                                   POINTS         POINTS         POINTS         POINTS
                                                                ------------   ------------   ------------   ------------
Percentage change in net interest income due to
 an immediate 200 basis point change in
 interest rates over a one-year time horizon.................            2.9%         -10.5%           3.0%          -4.7%

         This table shows that if there had been an instantaneous parallel shift in the yield curve of -200 basis points on December 31, 2002 and December 31, 2001, we would suffer a decline in net interest income of -10.5% and -4.7%, respectively over each one-year period. Conversely, a shift of +200 basis points would increase net interest income 2.9% over a one-year horizon based on December 31, 2002 balances, as compared to 3.0% measured on the basis of the December 31, 2001 portfolio.

         Changes in the effect on net interest income from a 200 basis point movement at December 31, 2002, compared to December 31, 2001 are due to the timing and nature of the repricing of rate sensitive assets to rate sensitive liabilities within the one year time frame. Although we are negatively gapped within one year, the asset sensitive position of the balance sheet in the first 90 days of the simulation, coupled with the timing of repricing within the 91 to 365 day bucket, leads to the increase in net interest income from a +200 basis point move. The difference in the effect on net interest income at December 31, 2002 as compared to December 31, 2001 is due to the differences in the timing, balances, and current rates versus simulated rates of repricing assets and liabilities.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See "Index to Consolidated Financial Statements" on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Effective May 23, 2002, we changed our independent public accountants from Arthur Andersen LLP to Ernst

& Young LLP. This change was previously reported in our current report on Form 8-K, as filed with the Securities and Exchange Commission on May 24, 2002.

         On May 23, 2002, the Audit Committee of the Board of directors of the Company approved a change in auditors. The Board of Directors ratified the Audit Committee's engagement of Ernst & Young LLP to serve as the Company's independent public accountants, effective immediately. Andersen had been the Company's independent public accountants since 1991.

         Andersen's reports on the consolidated financial statements of the Company and its subsidiaries for the two fiscal years ended December 31, 2001 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

         During the Company's two fiscal years ended December 31, 2001 and the subsequent interim period through May 23, 2002, there were no disagreements between the Company and Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Andersen's satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with their reports on the Company's consolidated financial statements for such years; and there were no reportable events as described in Item 304 (a)(1)(v) of Regulation S-K.

         The Company provided Andersen with a copy of the foregoing disclosures. A copy of Andersen's letter, dated May 24, 2002, stating its agreement with such statements was filed with the SEC as an exhibit to the Company's Current Report on Form 8-K dated May 24, 2002.

         During the Company's two fiscal years ended December 31, 2001 and the subsequent interim period through May 23, 2002, the Company did not consult with Ernst & Young LLP with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

         Information regarding directors of the Company is included in the Company's Proxy Statement for its 2003 Annual Meeting of Stockholders (the "Proxy Statement") under the heading "Election of Directors" and the information included therein is incorporated herein by reference. Information regarding the executive officers of the Company is included in "Part I., Item 1. Business."

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

ITEM 14.  CONTROLS AND PROCEDURES

         Within 90 days prior to the date of filing this annual report, the Company's Chief Executive Officer and Chief Financial Officer carried out an evaluation under their supervision, with the participation of other members of management as they deemed appropriate, of the effectiveness of the design and the operation of the Company's disclosure controls and procedures as contemplated by Exchange Act Rule 13a-15. Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective, in all material respects, in timely alerting them to material information relating to the Company (and its consolidated subsidiaries) required to be included in the periodic reports the Company is required to file and submit to the SEC under the Exchange Act.

         There have been no significant changes to the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date that the internal controls were most recently evaluated. There were no significant deficiencies or material weaknesses identified in that evaluation and, therefore, no corrective actions were taken.

                                     PART IV

ITEM. 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)    INDEX TO FINANCIAL STATEMENTS

         The consolidated financial statements of the Company and its subsidiaries as required by Item 8 are filed as a part of this document. See "Index to Consolidated Financial Statements" on page F-1.

(a)(2)    Financial Statement Schedules

         All financial statement schedules called for by Item 8 and Item 14 of Form 10-K have been omitted because the information requested is either not applicable or has been included in the consolidated financial statements or notes thereto.

(a)(3)    EXHIBITS

                                  EXHIBIT INDEX

EXHIBIT NO.    DESCRIPTION OF EXHIBITS
-----------    -----------------------
3.1            Amended and Restated Certificate of Incorporation of
               PrivateBancorp, Inc. (Filed as an exhibit to the Company's Form
               S-1 Registration Statement (File No. 333-77147) and incorporated herein by reference).
3.2            [Intentionally left blank]
3.3            Amended and Restated By-laws of PrivateBancorp, Inc. (Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference).
4.1            Subordinated Note of PrivateBancorp Inc., dated February 11,
               2000, principal amount of $5 million due February 11, 2007, issued to Johnson International, Inc. (Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended
               December 31, 1999 and incorporated herein by reference).
4.2            Certain instruments defining the rights of the holders of
               long-term debt of the Company and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis, have not been filed as Exhibits. The
               Company hereby agrees to furnish a copy of any of these agreements to the SEC upon request.
10.1           Lease Agreement for banking facility located at Ten North
               Dearborn, Chicago, Illinois dated January 1, 1992, as amended, by and between General American Life Insurance Company as successor-in-interest to LaSalle National Trust, N.A., as successor trustee to LaSalle National Bank, not personally but as Trustee under Trust Agreement dated November 6, 1985 and known as
               Trust No. 110519 and The PrivateBank and Trust Company (Filed as an exhibit to the Company's Form S-1 Registration Statement (File
               No. 333-77147) and incorporated herein by reference).
10.2           Lease Agreement for banking facility located at 1603 West
               Sixteenth Street, Oak Brook, Illinois dated October 1996 by and between Columbia Lisle Limited Partnership and The
               PrivateBank and Trust Company (Filed as an exhibit to the Company's Form S-1 Registration Statement (File No. 333-77147) and incorporated herein by reference).

EXHIBIT NO.    DESCRIPTION OF EXHIBITS
-----------    -----------------------
10.3           First Amendment to lease dated May 31, 2001 by and between
               Columbia Lisle Limited Partnership and The PrivateBank and Trust
               Company (Filed as an exhibit to the Company's Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference).
10.4           Lease Agreement for banking facility located at 517 Green Bay
               Road, Wilmette, Illinois dated as of May 2, 1994 by and between Gunnar H. Hedlund, Doris S. Hedlund, Robert P. Hedlund and Gerald
               A. Hedlund, LaSalle National Trust, N.A., as successor trustee to
               LaSalle National Bank, not personally but solely as Trustee under Trust Agreement dated December 28, 1972 and known as Trust No.
               45197 and The PrivateBank and Trust Company (Filed as an exhibit to the Company's Form S-1 Registration Statement (File No.
               333-77147) and incorporated herein by reference).
10.5           Building Lease by and between Towne Square Realty, L.L.C. and The
               PrivateBank and Trust Company dated August 6, 1999 (Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and incorporated herein by reference).
10.6           First Amendment to lease dated January 1, 2002 by and between
               Towne Square Realty, L.L.C. and The PrivateBank and Trust
               Company.
10.7           Sublease Agreement for banking facility located at 1401 South
               Brentwood Blvd., St. Louis, Missouri, dated as of December
               13,1999, by and between Union Planters Bank, National
               Association, St. Louis Brentwood Associates, L.P. and
               PrivateBancorp, Inc. (Filed as an exhibit to the Company's
               Quarterly Report on Form 10-Q for the quarter ended March 31,
               2000 and incorporated herein by reference).
10.8           Lease Agreement by and between Shodeen Management Company as agent for the beneficiaries of a land trust with Harris Bank St.
               Charles, pursuant to Trust Agreement dated March 4, 1994, and known as Trust No. 2321, and The PrivateBank and Trust Company dated January 9, 2001, for banking facility located at 312
               Crescent Place, Geneva, Illinois (Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended
               March 31, 2001 and incorporated herein by reference).
10.9           Lease Agreement dated August 31, 1995 between 208 South LaSalle
               Associates, L.P. and Lodestar Financial Services, Inc.+
10.10          First Amendment to lease dated February 15, 2000 between
               LaSalle-Adams, L.L.C. and Lodestar Financial Services, Inc.+
10.11          Second Amendment to lease dated August 12, 2002 between
               LaSalle-Adams, L.L.C. and Lodestar Investment Counsel, Inc.+
10.12          Pledge Agreement dated as of May 28, 1998 by and between the
               Ralph B. Mandell Revocable Trust UTA dated June 5, 1997 and
               PrivateBancorp, Inc. (Included as Exhibit B to Stock Purchase
               Agreement filed as Exhibit 10.6 to the Company's Form S-1
               Registration Statement (File No. 333-77147) and incorporated herein by reference).
10.13          PrivateBancorp, Inc. Amended and Restated Stock Incentive Plan
               (filed as Appendix A to the Company's Proxy Statement for its
               2000 Annual Meeting of Stockholders and incorporated herein by reference).*
10.14          Employment Agreement by and between Ralph B. Mandell and
               PrivateBancorp, Inc. dated July 1, 2001 (Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended
               September 30, 2001 and incorporated herein by reference).*
10.15          Outsourcing Agreement by and between The PrivateBank and Trust
               Company and Marshall & Ilsley Corporation, acting through its division M&I Data Services, dated as of April 9, 1999 (Filed as an exhibit to the Company's Form S-1 Registration Statement (File
               No. 333-77147) and incorporated herein by reference).
10.16          Employment Agreement by and between Richard C. Jensen and
               PrivateBancorp, Inc. dated as of July 27, 2000 (Filed as an exhibit to the Company's Form S-1 Registration Statement (File
               No. 333-52676) and incorporated herein by reference ).*
10.17          Form of Indemnification Agreement by and between PrivateBancorp,
               Inc. and its directors and executive officers (Filed as an exhibit to the Company's Form S-1 Registration Statement (File
               No. 333-77147) and incorporated herein by reference).*
10.18          Agreement and Plan of Reorganization by and between
               PrivateBancorp, Inc. and Towne Square Financial Corporation dated as of June 24, 1999 (Filed as an exhibit to the Company's Form
               S-1 Registration Statement (File No. 333-77147) and incorporated herein by reference).
10.19          Stock Purchase Agreement dated as of October 4, 1999 by and among
               PrivateBancorp, Inc., Johnson International, Inc. and Johnson
               Bank Illinois (Filed as an exhibit to the Company's Quarterly
               Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference).
10.20          Loan Agreement dated as of February 11, 2000, between
               PrivateBancorp, Inc. and LaSalle Bank National Association (Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and incorporated herein by reference).
10.21          Amendment No. 1 to Loan Agreement dated as of February 11, 2002 between PrivateBancorp, Inc. and LaSalle Bank National
               Association. (Filed as an exhibit to the Company's Quarterly
               Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference).
10.22          Amendment No. 2 to Loan Agreement dated as of April 11, 2002 between PrivateBancorp, Inc. and LaSalle Bank National
               Association. (Filed as an exhibit to the Company's Quarterly
               Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference).

EXHIBIT NO.    DESCRIPTION OF EXHIBITS
-----------    -----------------------
10.23          Amendment No. 3 to Loan Agreement dated as of December 24, 2002 between PrivateBancorp, Inc. and LaSalle Bank National
               Association.+
10.24          Letter Agreement dated September 26, 2000 by and between
               PrivateBancorp, Inc., The PrivateBank and Trust Company and
               Donald A. Roubitchek (Filed as an exhibit to the Company's
               Quarterly Report on Form 10-Q for the quarter ended September 30,
               2000 and incorporated herein by reference).*
10.25          Employment Agreement by and between William Goldstein and
               Lodestar Investment Counsel LLC, dated as of December 30, 2002.+
12.1           Calculation of Ratio of Earnings to Fixed Charges.+
21.1           Subsidiaries of the Registrant.+
23.1           Consent of Ernst & Young LLP.+
24.1           Powers of Attorney (set forth on signature page).
99.1           Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+
99.2           Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

+      Filed herewith.
* Indicates management contracts or compensatory plans or arrangements required to be filed as an exhibit.

(b)      REPORTS ON FORM 8-K

         The following Current Reports on Form 8-K were filed by the Company during the last quarter of fiscal 2002:

       Form 8-K dated October 17, 2002.
       Form 8-K dated October 21, 2002.
       Form 8-K dated December 30, 2002.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 3, 2003                          PRIVATEBANCORP, INC.

                                              By:  /s/ RALPH B. MANDELL
                                              -------------------------

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

SIGNATURE                      TITLE                             DATE

/s/   RALPH B. MANDELL         Chairman, President, Chief        March 3, 2003
----------------------         Executive Officer and Director

Ralph B. Mandell

/s/   CAREN L. REED            Director                          March 3, 2003
-------------------

Caren L. Reed

/s/   GARY L. SVEC             Chief Financial Officer           March 3, 2003
------------------

Gary L. Svec

/s/   LISA M. O'NEILL          Controller                        March 3, 2003
---------------------

Lisa M. O'Neill

/s/   DONALD L. BEAL           Director                          March 3, 2003
--------------------

Donald L. Beal

/s/   NAOMI T. BORWELL         Director                          March 3, 2003
----------------------

Naomi T. Borwell

/s/   WILLIAM A. CASTELLANO    Director                          March 3, 2003
---------------------------

William A. Castellano

/s/   ROBERT F. COLEMAN        Director                          March 3, 2003
-----------------------

Robert F. Coleman

/s/   JOHN E. GORMAN           Director                          March 3, 2003
--------------------

John E. Gorman

/s/   ALVIN J. GOTTLIEB        Director                          March 3, 2003
-----------------------

Alvin J. Gottlieb

/s/   JAMES M. GUYETTE         Director                          March 3, 2003
----------------------

James M. Guyette

/s/   RICHARD C. JENSEN        Director                          March 3, 2003
-----------------------

Richard C. Jensen

/s/   PHILIP M. KAYMAN         Director                          March 3, 2003
----------------------

Philip M. Kayman

/s/   WILLIAM R. LANGLEY       Director                          March 3, 2003
------------------------

William R. Langley

/s/   THOMAS F. MEAGHER        Director                          March 3, 2003
-----------------------

Thomas F. Meagher

/s/   WILLIAM J. PODL          Director                          March 3, 2003
---------------------

William J. Podl

/s/   MICHAEL B. SUSMAN        Director                          March 3, 2003
-----------------------

Michael B. Susman

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                              PRIVATEBANCORP, INC.

                                                                                                                   Page
                                                                                                                   ----
Report of Ernst & Young LLP, Independent Public Accountants.......................................................  F-2

2001 Report of Arthur Andersen LLP, Independent Public Accountants................................................  F-3

Consolidated Balance Sheets as of December 31, 2002 and 2001......................................................  F-4

Consolidated Statements of Income for the years ended December 31, 2002, 2001, and 2000...........................  F-5

Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2002,
     2001, and 2000...............................................................................................  F-6

Consolidated Statements of Cash Flow for the years ended December 31, 2002, 2001, and 2000........................  F-7

Notes to Consolidated Financial Statements........................................................................  F-8

Selected Quarterly Financial Data (unaudited).....................................................................  F-34

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

Shareholders and Board of Directors
PrivateBancorp, Inc.

We have audited the accompanying consolidated balance sheet of PrivateBancorp, Inc. and subsidiaries as of December 31, 2002, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of PrivateBancorp, Inc. as of December 31, 2001, and for the two years in the period ended December 31, 2001, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated January 17, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PrivateBancorp, Inc. and subsidiaries as of December 31, 2002, and the consolidated results of their operations and their cash flows for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the financial statements, in 2002 the Company changed its method of accounting for goodwill.

January 20, 2003

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

/s/ Arthur Andersen LLP

Chicago, Illinois
January 17, 2002

    Note: This is a duplicate of the opinion issued by former auditors Arthur
     Andersen LLP on 2001 financials. This opinion was not reissued for the
                                   2002 audit.

                              PRIVATEBANCORP, INC.

                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2002 AND 2001
                      (In thousands, except per share data)

                                                                                                      DECEMBER 31,
                                                                                             --------------------------
                                                                                                 2002           2001
                                                                                             -----------    -----------
ASSETS
Cash and due from banks...................................................................   $    34,529    $    22,283
Fed Funds sold and other short-term investments...........................................           258            518
                                                                                             -----------    -----------
     Total cash and cash equivalents......................................................        34,787         22,801
                                                                                             -----------    -----------
Loans held for sale.......................................................................        14,321         11,335
Available-for-sale securities, at fair value..............................................       487,020        332,933
Loans net of unearned discount............................................................       965,641        780,771
     Allowance for loan losses............................................................       (11,585)        (8,306)
                                                                                             -----------    -----------
     Net loans............................................................................       954,056        772,465
                                                                                             -----------    -----------
Goodwill and other intangibles............................................................        21,742         10,805
Premises and equipment, net...............................................................         6,851          3,814
Accrued interest receivable...............................................................         9,427          7,262
Other assets..............................................................................        15,210         15,353
                                                                                             -----------    -----------
     Total assets.........................................................................   $ 1,543,414    $ 1,176,768
                                                                                             ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits:
     Noninterest-bearing..................................................................   $    88,986    $    73,146
     Interest-bearing.....................................................................        64,893         52,061
Savings and money market deposit accounts.................................................       488,941        362,987
Brokered deposits.........................................................................       279,806        138,911
Other time deposits.......................................................................       282,645        223,390
                                                                                             -----------    -----------
     Total deposits.......................................................................     1,205,271        850,495
                                                                                             -----------    -----------
Funds borrowed............................................................................       209,954        231,488
Trust preferred securities................................................................        20,000         20,000
Accrued interest payable..................................................................         4,986          2,112
Other liabilities.........................................................................        14,111         10,369
                                                                                             -----------    -----------
     Total liabilities....................................................................   $ 1,454,322    $ 1,114,464
                                                                                             ===========    ===========
STOCKHOLDERS' EQUITY
Preferred Stock, 1,000,000 shares authorized..............................................            --             --
Common stock, without par value, $1 stated value; 12,000,000 shares authorized; 7,704,203 and 7,206,420 shares issued and outstanding as of
 December 31, 2002 and December 31, 2001, respectively....................................         7,704          7,206
Surplus...................................................................................        45,367         39,114
Retained earnings.........................................................................        27,784         17,468
Accumulated other comprehensive income....................................................         8,826            323
Deferred compensation.....................................................................          (589)          (857)
Loans to officers.........................................................................            --           (950)
                                                                                             -----------    -----------
     Total stockholders' equity...........................................................        89,092         62,304
                                                                                             -----------    -----------
     Total liabilities and stockholders' equity...........................................   $ 1,543,414    $ 1,176,768
                                                                                             ===========    ===========

   Note: All previously reported share and per share data has been restated to reflect the 3-for-2 stock split which occurred on January 17, 2003. The accompanying notes to consolidated financial statements are an integral part of these statements.

                              PRIVATEBANCORP, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                      (In thousands, except per share data)

                                                                                         YEAR ENDED DECEMBER 31,
                                                                                -----------------------------------------
                                                                                   2002           2001            2000
                                                                                ----------   -------------   ------------
INTEREST INCOME
Loans, including fees........................................................   $   52,560   $      50,975   $     48,633
Federal funds sold and interest bearing deposits.............................          126             244          1,058
Securities:
      Taxable................................................................       13,282          10,901          5,725
      Exempt from Federal Income taxes.......................................        5,874           3,476          1,730
                                                                                ----------   -------------   ------------
         Total interest income...............................................       71,842          65,596         57,146
                                                                                ----------   -------------   ------------
INTEREST EXPENSE
Deposits:
      Interest-bearing demand................................................          636             923            869
      Savings and money market deposit accounts..............................        7,328          11,365         13,711
      Time deposits..........................................................       16,014          17,291         14,635
Funds borrowed...............................................................        5,325           6,327          4,116
Trust preferred securities...................................................        1,939           1,731             --
                                                                                ----------   -------------   ------------
      Total interest expense.................................................       31,242          37,637         33,331
                                                                                ----------   -------------   ------------
      Net interest income....................................................       40,600          27,959         23,815
Provision for loan losses....................................................        3,862           3,179          1,690
                                                                                ----------   -------------   ------------
      Net interest income after provision for loan losses....................       36,738          24,780         22,125
                                                                                ==========   =============   ============
NON-INTEREST INCOME
      Banking, wealth management services and other income...................        7,081           4,028          3,077
      Securities net gains...................................................           11           2,095             92
      Trading losses on interest rate swap...................................         (943)             --             --
                                                                                ----------   -------------   ------------
         Total non-interest income...........................................        6,149           6,123          3,169
                                                                                ----------   -------------   ------------
NON-INTEREST EXPENSE
      Salaries and employee benefits.........................................       13,979           9,111          8,174
      Severance charge.......................................................           --              --            562
      Occupancy expense, net.................................................        4,891           4,158          2,987
      Professional fees......................................................        3,689           2,939          2,135
      Marketing..............................................................        1,648           1,208          1,202
      Data processing........................................................        1,509           1,295            820
      Goodwill amortization..................................................           --             824            731
      Insurance..............................................................          455             354            303
      Other..................................................................        2,436           2,763          1,692
                                                                                ----------   -------------   ------------
         Total non-interest expense..........................................       28,607          22,652         18,606
                                                                                ----------   -------------   ------------
      Income before income taxes.............................................       14,280           8,251          6,688
      Income tax provision...................................................        3,273           2,051          2,263
                                                                                ----------   -------------   ------------
         Net income..........................................................   $   11,007   $       6,200   $      4,425
                                                                                ==========   =============   ============
Basic earnings per share.....................................................   $     1.49   $        0.88   $       0.64
Diluted earnings per share...................................................   $     1.42   $        0.85   $       0.62

   Note: All previously reported share and per share data has been restated to reflect the 3-for-2 stock split which occurred on January 17, 2003. The accompanying notes to consolidated financial statements are an integral part of these statements.

                              PRIVATEBANCORP, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002
                                 (In thousands)

                                                                              ACCUMULATED
                                                                                 OTHER                         LOANS
                                          COMMON                 RETAINED    COMPREHENSIVE     DEFERRED          TO         TOTAL
                                           STOCK      SURPLUS    EARNINGS        INCOME      COMPENSATION     OFFICERS      EQUITY
                                         ---------   ---------   ---------   -------------   -------------    ---------   ---------
     Balance 1/1/00                      $   6,885   $  37,466   $   7,425   $      (2,812)  $        (759)   $  (1,125)  $  47,080
     Net income                                                      4,425                                                    4,425
     Change in unrealized gain on
      available-for-sale securities,
       net of tax                                                                    2,694                                    2,694
                                         ------------------------------------------------------------------------------------------
     Total Comprehensive Income                  -           -       4,425           2,694               -            -       7,119
                                         ------------------------------------------------------------------------------------------
     Dividends declared ($.07 per
      share)                                                          (462)                                                    (462)
     Issuance of Stock                          50         330                                                                  380
     Awards granted, net of forfeitures                                                               (270)                    (270)
     Amortization of deferred
      compensation                                                                                     227                      227
     Repayment of loans to officers                                                                                 175         175
                                         ------------------------------------------------------------------------------------------
     Balance 12/31/00                    $   6,935   $  37,796   $  11,388   $        (118)  $        (802)   $    (950)  $  54,249
                                         ==========================================================================================
     Balance 1/1/01                      $   6,935   $  37,796   $  11,388   $        (118)  $        (802)   $    (950)  $  54,249
     Net income                                                      6,200                                                    6,200
     Change in unrealized gain on
      available-for-sale securities,
      net of tax                                                                       441                                      441
                                         ------------------------------------------------------------------------------------------
     Total Comprehensive Income                  -           -       6,200             441               -            -       6,641
                                         ------------------------------------------------------------------------------------------
     Dividends declared ($.07 per
      share)                                                          (520)                                                    (520)
     Issuance of Stock                         271       1,318                                                                1,589
     Awards granted, net of forfeitures                                                               (331)                    (331)
     Amortization of deferred
      compensation                                                     400                             276                      676
                                         ------------------------------------------------------------------------------------------
     Balance 12/31/01                    $   7,206   $  39,114   $  17,468   $         323   $        (857)   $    (950)  $  62,304
                                         ==========================================================================================
     Balance 1/1/02                      $   7,206   $  39,114   $  17,468   $         323   $        (857)   $    (950)  $  62,304
     Net income                                                     11,007                                                   11,006
     Change in unrealized gain on
      available-for-sale securities,
      net of tax                                                                     8,503                                    8,503
                                         ------------------------------------------------------------------------------------------
     Total Comprehensive Income                  -           -      11,007           8,503               -            -      19,509
                                         ------------------------------------------------------------------------------------------
     Dividends declared ($.09 per
     share)                                                           (691)                                                    (691)
     Issuance of Stock                         498       6,253                                                                6,751
     Awards granted, net of forfeitures                                                                (38)                     (38)
     Amortization of deferred
      compensation                                                                                     306                      306
     Repayment of loans to officers                                                                                 950         950
                                         ------------------------------------------------------------------------------------------
     Balance 12/31/02                    $   7,704   $  45,367   $  27,784   $       8,826   $        (589)   $       -   $  89,092
                                         ==========================================================================================

   Note: All previously reported share and per share data has been restated to reflect the 3-for-2 stock split which occurred on January 17, 2003. The accompanying notes to consolidated financial statements are an integral part of these statements.

                              PRIVATEBANCORP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   YEARS ENDED DECEMBER 31, 2002 2001AND 2000
                                 (In thousands)

                                                                                   YEAR ENDED DECEMBER 31,
                                                                           --------------------------------------
                                                                              2002          2001          2000
                                                                           ----------    ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES ...................................
     Net income ........................................................   $   11,007    $    6,200    $    4,425
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization .....................................        1,444         1,649         1,030
     Goodwill amortization .............................................           --           824           731
     Johnson Bank Illinois fair value accretion, net ...................          (89)         (291)         (304)
     Amortization of deferred compensation .............................          306           276           227
     Provision for loan losses .........................................        3,862         3,179         1,690
     Gain on sale of securities ........................................          (11)       (2,095)          (92)
     Trading losses on interest rate swap ..............................          943            --            --
     Net proceeds on loans held for sale ...............................       (2,986)      (10,629)         (705)
     Increase in deferred loan fees ....................................        1,040           315           259
     Increase in accrued interest receivable ...........................       (2,165)       (1,739)       (1,894)
     Increase (decrease) in accrued interest payable ...................        2,874        (1,440)        1,886
     (Increase) decrease in other assets ...............................       (2,507)        7,607         2,502
     Increase in other liabilities .....................................        3,710         5,705         2,107
                                                                           ----------    ----------    ----------
         Total adjustments .............................................        6,421         3,361         7,437
                                                                           ----------    ----------    ----------
         Net cash provided by operating activities .....................       17,428         9,561        11,862
                                                                           ----------    ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from maturities, paydowns, and sales of securities .......      123,296       148,419        48,075
     Purchase of securities available-for-sale .........................     (265,432)     (306,395)     (124,624)
     Johnson Bank Illinois acquisition, net of cash received ...........           --            --       (15,763)
     Capitalization of The PrivateBank (St. Louis) .....................           --            --        (8,000)
     Investment in Lodestar Investment Counsel, LLC ....................       (5,427)           --            --
     Net loan principal advanced .......................................     (186,405)     (193,784)     (129,615)
     Investment in Bank Owned Life Insurance ...........................           --       (10,000)           --
     Premises and equipment expenditures ...............................       (4,492)       (1,236)       (2,341)
                                                                           ----------    ----------    ----------
         Net cash used in investing activities .........................     (338,460)     (362,996)     (232,268)
                                                                           ----------    ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in total deposits ....................................      354,788       180,261       125,606
     Proceeds from participated loans ..................................           --            --        12,862
     Proceeds from exercise of stock options ...........................        1,235         1,258           109
     Issuance of Trust Preferred Securities ............................           --        20,000            --
     Dividends paid ....................................................         (691)         (520)         (462)
     Repayment of loans to officers ....................................          950            --           175
     Net (decrease) increase in funds borrowed .........................      (23,264)      134,724        78,446
                                                                           ----------    ----------    ----------
         Net cash provided by financing activities .....................      333,018       335,723       216,736
                                                                           ----------    ----------    ----------
Net increase (decrease) in cash and cash equivalents ...................       11,986       (17,712)       (3,670)
Cash and cash equivalents at beginning of year .........................       22,801        40,513        44,183
                                                                           ----------    ----------    ----------
Cash and cash equivalents at end of year ...............................   $   34,787    $   22,801    $   40,513
                                                                           ==========    ==========    ==========
CASH PAID DURING YEAR FOR:
     Interest ..........................................................   $   28,368    $   39,076    $   30,835
     Income taxes ......................................................        1,325         1,757         1,800

         The accompanying notes to consolidated financial statements are an integral part of these statements.

                      PRIVATEBANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--BASIS OF PRESENTATION

a.                  NATURE OF OPERATIONS

          PrivateBancorp, Inc. (the "Company") was incorporated under the laws of the State of Delaware on November 7, 1989. The Company is a bank holding company with two bank subsidiaries, The PrivateBank and Trust Company (The PrivateBank (Chicago)), which was formed as a de novo, or start up bank, on February 6, 1991, and The PrivateBank (The PrivateBank (St. Louis)), which was formed as a de novo, or start up, federal savings bank on June 26, 2001. On February 11, 2000, the Company completed its acquisition of Johnson Bank Illinois. At closing, Johnson Bank Illinois was merged into The PrivateBank (Chicago). The two acquired offices, located on Chicago's North Shore in Lake Forest and Winnetka, became additional offices of The PrivateBank (Chicago). On December 30, 2002, The PrivateBank (Chicago) acquired a controlling interest in Lodestar Investment Counsel LLC, a Chicago-based investment advisor with $482 million of assets under management at December 31, 2002. Lodestar manages equity, balanced, and fixed income accounts primarily for high net-worth individuals, retirement plans and charitable organizations with investable assets in excess of $1.0 million, and shares a similar focus on highly personalized client service.

          The banks provide private banking and wealth management services primarily to affluent individuals, professionals, entrepreneurs and their business interests. The banks focus on the personal financial services needs of their clients as well as the banking needs of their clients' various business and investment interests.

b.                  CONSOLIDATION

          The consolidated financial statements of the Company and subsidiaries include the accounts of the Company and its wholly owned subsidiaries, The PrivateBank (Chicago), which includes Lodestar Investment Counsel, and The PrivateBank (St. Louis). Significant intercompany accounts and transactions have been eliminated in the preparation of these statements.

c.                  STATEMENT OF CASH FLOWS

          For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold and other short-term investments. Generally, federal funds are sold for one-day periods, but not longer than 30 days. Short-term investments mature in less than 30 days.

d.                  SECURITIES

          Available for sale securities are intended to be invested for an indefinite period but may be sold in response to events we expect to occur in the foreseeable future. Securities available-for-sale are reported at fair value, with unrealized gains and losses, net of taxes, reported as adjustments to other comprehensive income in a separate component of stockholders' equity. Any decline in fair value of securities that is deemed other than temporary is charged against current period earnings. At December 31, 2002 and 2001, all securities were classified as available for sale.

          Premium amortization and discount accretion on securities are included in interest income on securities using the effective interest rate method. The specific identification method is used to record gains and losses on security transactions.

e.                  LOANS

          Loans are generally reported at the principal amount outstanding, net of unearned income. Loan origination and commitment fees, offset by certain direct loan origination costs, are deferred and the net amount amortized as an adjustment of the related loan's yield. The Company is generally amortizing these amounts over the contractual life of the related loans.

          Loans are placed on nonaccrual status when, in the opinion of management, there are doubts as to the collectability of interest or principal, or when principal or interest is past due 90 days or more and the loan is not well secured and in the process of collection. All loans classified as nonaccrual are considered to be impaired. Any shortfall in the estimated value of an impaired loan compared with the recorded investment of the loan is identified as an allocated portion of the allowance for loan losses and is one of the factors considered by management in its overall assessment of the adequacy of the allowance for loan losses. Interest previously accrued in the current year but not collected is reversed and charged against interest income at the time the related loan is placed on nonaccrual status. Unpaid interest accrued in prior years is charged against the allowance for loan losses. Interest payments received on impaired loans are recorded as reductions of principal if principal payment is doubtful.

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

g.                  LOANS HELD FOR SALE

          Loans are classified as held for investment purposes or held for sale when the Company enters into interest rate lock agreements with the potential borrowers. Loans originated and intended for sale in the secondary market are classified as held for sale and reported at the lower of aggregate cost or market value, with unrealized losses, if any, recorded in a valuation allowance by a charge to income. Fair value is determined based on quoted market rates or, in the case where a firm commitment has been made to sell the loan, the firm committed price. Gains and losses on the disposition of loans held for sale are determined on the specific identification method.

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

i.                  DERIVATIVE FINANCIAL INSTRUMENTS

          The Company adopted FAS No. 133, "Accounting for Derivative Instruments and Related Hedging Activities" and its related amendments on January 1, 2001. FAS No. 133 requires all derivative instruments to be recognized as either assets or liabilities in the balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedge relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument based on the exposure being hedged, as a fair value or cash flow hedge. In November 2001, the Company entered into its first interest rate swap which is recorded on the balance sheet at fair value. The interest rate swap was entered into for asset liability management purposes and not for trading purposes. The interest rate swap has been designated as a fair value hedge of a fixed-rate $25.0 million advance with the Federal Home Loan Bank of Chicago (FHLB). Changes in the fair value of the interest rate swap are reported through income. Changes in the fair value of the borrowings from the date of designation are recorded through income. Documentation and evaluation of hedge effectiveness was performed at inception and on a recurring periodic basis.

          The Company entered into a $25 million swap during the third quarter of 2002, swapping the 10-year rate for

3-month LIBOR to act as an economic hedge of a portion of the Company's available-for-sale municipal securities portfolio. The December 31, 2002 fair market value adjustment on this swap resulted in the trading loss of $943,000 with a corresponding derivative liability of the same amount. This swap does not qualify for hedge accounting treatment, therefore, the market-to-market adjustment flows through earnings.

j.                  BANK PREMISES AND EQUIPMENT

          Bank premises and equipment are stated at cost less accumulated depreciation and amortization. For financial reporting purposes, depreciation is computed using the straight-line method over the estimated useful lives of the assets. At December 31, 2002, the range of estimated useful lives of depreciable assets was between 3 and 39.5 years.

k.                  INCOME TAXES

          In accordance with FAS No. 109, "Accounting for Income Taxes," an asset and liability approach to accounting for income taxes is followed. The objective is to recognize the amount of taxes payable or refundable for the current year, and to recognize deferred tax assets and liabilities resulting from temporary differences between the amounts reported in the financial statements and the tax bases of assets and liabilities. The measurement of tax assets and liabilities is based on enacted tax laws and applicable tax rates.

l.                  EARNINGS PER SHARE

          The Company accounts for and reports earnings per share using a dual presentation of basic and diluted earnings per share. Basic earnings per common share are determined by dividing earnings by the weighted average number of common shares. Dilutive stock options are included as share equivalents using the treasury stock method in determining diluted earnings per share. All previously reported share and per share data in this report has been restated to reflect the 3-for-2 stock split which occurred on January 17, 2003.

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

o.                  INTANGIBLE ASSETS

          During 2001, the PrivateBank (Chicago) recorded approximately $12.2 million in goodwill in connection with the Johnson Bank Illinois acquisition. During 2002, the Company recorded $8.4 million of goodwill and $2.5 million in customer intangibles in connection with the Lodestar Investment Counsel acquisition. Intangible assets are amortized over an estimated useful life of 15 years. Effective January 1, 2002, the Company adopted FAS No. 142, which requires that goodwill and intangible assets that have indefinite lives no longer be amortized but be reviewed for impairment annually, or more frequently if certain indicators arise. Prior to the adoption of FAS No. 142, goodwill was being amortized using the straight-line method over a period of 15 years. Goodwill at December 31, 2002 totaled $19.2 million, an $8.4 million increase from December 31, 2001 due to the acquisition of Lodestar Investment Counsel, LLC. The Company did not incur any goodwill impairment in 2002 in adopting FAS
142. Amortization expense on intangible assets is expected to total $167,000 each year in 2003, 2004, 2005, 2006 and 2007.

          The following table shows the proforma effects of applying FAS No. 142 to the 2001 and 2000 periods (in thousands, except per share data):

                                                                         DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                                             2002           2001           2000
                                                                         ------------   ------------   ------------
                                                                                       (in thousands)
               Reported net income ...................................   $     11,007   $      6,200   $      4,425
               Add: Goodwill amortization (net of tax) ...............             --            544            482
                                                                         ------------   ------------   ------------
               Adjusted net income ...................................   $     11,007   $      6,744   $      4,907
                                                                         ============   ============   ============
               Basic earnings per share:
               Reported basic earnings per share .....................   $       1.49   $       0.88   $       0.64
               Add: Goodwill amortization (net of tax) ...............             --            .08            .10
                                                                         ------------   ------------   ------------
               Adjusted basic earnings per share .....................   $       1.49   $       0.96   $       0.74
                                                                         ============   ============   ============
               Diluted earnings per share:

               Reported diluted earnings per share ...................   $       1.42   $       0.85   $       0.62
               Add: Goodwill amortization (net of tax) ...............             --            .07            .10
                                                                         ------------   ------------   ------------
               Adjusted diluted earnings per share ...................   $       1.42   $       0.92   $       0.72
                                                                         ============   ============   ============

p.                  RECLASSIFICATIONS

          Certain reclassifications have been made to prior periods' consolidated financial statements to place them on a basis comparable with the current period's consolidated financial statements.

q.                  STOCK-BASED COMPENSATION

          The Company accounts for its stock options in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25). Under APB No. 25, as the exercise price of the Company's employees' stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Compensation expense for restricted shares granted is ratably recognized over the period of service, usually the vesting period, based on the fair value of the stock on the date of grant.

          Pursuant to FAS No. 123, Accounting for Stock-Based Compensation (FAS No. 123), pro forma net income and pro forma earnings per share are presented in the following table as if the fair value method of accounting for stock-based compensation plans had been utilized.

                                           2002          2001          2000
                                        -----------   -----------   -----------
                                              (dollars in thousands)
Net income--
       As reported...................   $    11,007   $     6,200   $     4,425
       Pro forma.....................        10,551         5,493         3,824
Basic earnings per share--
       As reported...................   $      1.49   $      0.88   $      0.64
       Pro forma.....................          1.43          0.78          0.55
Diluted earnings per share--
       As reported...................   $      1.42   $      0.85   $      0.62
       Pro forma.....................          1.36          0.75          0.54

Note: The pro forma results above may not be representative of the effect reported in net income for futures years.

          In determining the fair value of each option grant for purposes of the above pro forma disclosures, the Company used an option pricing model with the following assumptions for grants in 2002, 2001 and 2000, respectively: dividend yield of 0.35%, 0.55%, and 1.10% for 2002, 2001 and 2000, respectively;
risk-free interest rate of 5.07% for 2002 and 2001 and 5.9% for 2000; and expected lives of 10 years for the Stock Incentive Plan options, for the compensation replacement options and for the various director options. The valuation utilizes an expected volatility of approximately 50% and 54% for 2002 and 2001, respectively.

r.                  ADVERTISING COSTS

          All advertising costs incurred by the Company are expensed in the period in which they are incurred.

s.                  NEW ACCOUNTING PRONOUNCEMENTS

          In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (FAS) Nos. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets. FAS No. 141 applies to all business combinations completed after June 30, 2001. All future business combinations must be recorded using the purchase method of accounting. As the Company contemplates further acquisitions as part of its growth strategy, this Statement will likely have an impact on the Company's future financial statements.

          FAS No. 142 supercedes APB Opinion No. 17 Intangible Assets and addresses the mandatory accounting of intangible assets and goodwill. Adoption of this Statement was required beginning January 1, 2002 in relation to all of the Company's goodwill and intangible assets. The Statement discontinues the regular amortization of goodwill and a transitional impairment test of goodwill was required as of January 1, 2002. An annual impairment test of goodwill is required every year thereafter. Impairment losses from goodwill recognized in the initial application of this Statement are to be reported as resulting from a change in accounting principal. Impairment losses in subsequent years should be recorded as operating expenses.

          In August 2001, the FASB issued FAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. FAS No. 144 supersedes FAS No. 121 and the accounting and reporting provisions of APB Opinion No. 30. The Statement addresses the accounting for a segment of a business accounted for as a discontinued operation and the accounting for the disposition of long-lived assets. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company adopted the Statement in the first quarter of 2002 with no material effect on the Company's results of operations.

          In October 2002, the FASB issued FAS No. 147, Acquisitions of Certain Financial Institutions (FAS No. 147), which provides guidance on the accounting for the acquisition of a financial institution and supersedes the specialized accounting guidance provided in FAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions. FAS No. 147 became effective upon issuance and requires companies to cease amortization of unidentified intangible assets associated with certain branch acquisitions and reclassify these assets to goodwill. FAS No. 147 also modifies FAS No. 144 to include in its scope long-term customer-relationship intangible assets and thus subject those intangible assets to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions required for other long-lived assets.

          While FAS No. 147 may affect how future business combinations, if undertaken, are accounted for and disclosed in the financial statements, the issuance of the new guidance had no effect on the Company's results of operations, financial position, or liquidity as the Company does not have any assets subject to the specialized accounting guidance provided in FAS No. 72 or FAS No. 147.

          In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others. This interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 clarifies that a guarantor is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for the Company as of December 31, 2002, and require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor's obligations under the guarantee. The recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. Significant guarantees that have been entered into by the Company are disclosed in Note 14 to the consolidated financial statements. The Company does not expect the requirements of FIN 45 to have a material impact on its results of operations, financial position, or liquidity.

          In December 2002, the FASB issued FAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure (FAS No. 148), which provides guidance on how to transition from the intrinsic value method of accounting for stock-based employee compensation under APB No. 25 to FAS No. 123's fair value method of accounting, if a company so elects. The statement also amends the disclosure provisions of FAS No. 123 and APB No. 25 to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While FAS No. 148 does not amend FAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of FAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of FAS No. 123 or the intrinsic value method of APB No. 25. Although the recognition provisions of FAS No. 148 are not applicable to the Company at this time, as it continues to account for stock-based compensation using the intrinsic value method, the Company has provided the required disclosures in Note 1 to the consolidated financial statements.

          In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. The objective of this interpretation is to provide guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, noncontrolling interest, and results of operations of a VIE need to be included in a company's consolidated financial statements. Because the Company does not have any interest in VIEs, the Company does not expect the adoption of FIN 46 to have a material impact on its results of operations, financial position, or liquidity.

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

          During the second quarter of 2002, the PrivateBank (Chicago) introduced an Index Powered Certificate of Deposit product ("IPCD") with a five-year term. This non-fee based, FDIC-insured product is a five-year certificate of deposit with a yield based on the performance of the S&P 500. The PrivateBank (Chicago) balance sheet reflects the goodwill and intangibles of $21.7 million at December 31, 2002 compared with $10.8 million at December 31, 2001.

                                                  THE PRIVATEBANK (CHICAGO)
                                             -----------------------------------
                                                          DECEMBER 31,
                                               2002         2001         2000
                                             ---------   -----------   ---------
                                                        (in millions)

           Total assets...................   $ 1,390.3   $   1,077.7   $   800.6
           Total deposits.................     1,101.0         800.6       655.9
           Total borrowings...............       150.0         183.4        65.0
           Total gross loans..............       863.0         708.3       574.9
           Total capital..................       124.3          82.9        69.3
           Net interest income............        39.0          27.8        23.5
           Net income.....................        13.5           9.2         7.1

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

                                                     THE PRIVATEBANK (ST. LOUIS)
                                                     ---------------------------
                                                            DECEMBER 31,
                                                      2002     2001      2000
                                                     -------  -------  ---------
                                                            (in millions)

           Total assets............................  $ 149.9  $  96.6  $   28.2
           Total deposits..........................    105.1     50.2      14.7
           Total borrowings........................     30.0     38.1       3.5
           Total gross loans.......................    104.7     73.5      25.2
           Total capital...........................     13.4      7.6       7.1
           Net interest income (1).................      4.0      1.8       0.4
           Year-to-date net income (loss) (1)......      0.8     (0.5)     (0.9)

(1) For 2000, results are reported beginning June 23, 2000, when the subsidiary bank was established, through December 31, 2000.

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

                                                      WEALTH MANAGEMENT
                                             -----------------------------------
                                                        DECEMBER 31,
                                             -----------------------------------
                                                2002         2001        2000
                                             ----------   ---------   ----------
                                                       (in thousands)
          Wealth Management assets under
           administration ................   $  1,239.8   $   722.7   $    777.8
          Trust fee revenue ..............          2.9         2.7          2.3
          Net income (loss) ..............          0.4         0.5         (0.1)

HOLDING COMPANY ACTIVITIES

          Holding Company Activities consist of parent company only matters. The Holding Company's most significant assets are its net investments in its two banking subsidiaries, The PrivateBank (Chicago) and The PrivateBank (St. Louis). During the first quarter 2001, the Holding Company issued $20.0 million of subordinated debentures that are accounted for as long-term debt and also qualify as Tier 1 and Tier 2 capital (See Note 17). The Tier 1 qualifying amount is limited to 25% of Tier 1 capital under Federal Reserve regulations. The excess amount qualifies as Tier 2 capital. Holding Company Activities are reflected primarily by interest expense on borrowings and operating expenses. Recurring holding company operating expenses consist of compensation (amortization of restricted stock awards, other salary expense) and miscellaneous professional fees. In May of 2002, PrivateBancorp, Inc. acquired an office building located in St. Charles, Illinois, for $1.8 million from Towne Square Realty. The St. Charles location of The PrivateBank (Chicago) continues to lease space in the building and pays rent to the Holding Company at the same terms and conditions as was paid to the prior owner.

                                                         HOLDING COMPANY ACTIVITIES
                                                         --------------------------
                                                                DECEMBER 31,
                                                           2002     2001     2000
                                                         -------  --------  -------
                                                                (in millions)
          Total assets ...............................   $ 141.3  $   92.4  $  77.9
          Total capital ..............................      89.1      62.3     54.2
          Total borrowings ...........................      30.0      10.0     23.0
          Long term debt--Trust Preferred Securities .      20.0      20.0       --
          Interest expense ...........................       2.5       2.1      1.2
          Net loss ...................................      (3.7)     (2.5)    (1.9)

          The following tables reconciles the significant differences between the sum of the reportable segments and the reported consolidated balance of total assets:

                                              TOTAL ASSETS
                                         ----------------------
                                              DECEMBER 31,
                                            2002        2001
                                         ----------  ----------
                                             (in millions)
Sum of reportable segments ...........   $  1,681.5  $  1,266.7
Adjustments  .........................       (138.1)      (89.9)
                                         ==========  ==========
Consolidated PrivateBancorp, Inc. ....   $  1,543.4  $  1,176.8
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

NOTE 3--EARNINGS PER SHARE

The following table shows the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                                       WEIGHTED
                                                                        AVERAGE        PER
                                                          INCOME        SHARES        SHARE
                                                        (NUMERATOR)  (DENOMINATOR)    AMOUNT
                                                        -----------  -------------  ---------
YEAR ENDED DECEMBER 31, 2002
Basic Earnings Per Share--
             Income available to common stockholders .  $    11,007          7,371  $    1.49
                                                                                    =========
Effect of Dilutive Stock Options .....................           --            404
                                                        -----------  -------------
Diluted Earnings Per Share--
             Income available to common stockholders .  $    11,007          7,775  $    1.42
                                                        ===========  =============  =========
YEAR ENDED DECEMBER 31, 2001
Basic Earnings Per Share--
             Income available to common stockholders .  $     6,200          7,057  $    0.88
                                                                                    =========
Effect of Dilutive Stock Options .....................           --            217
                                                        -----------  -------------
Diluted Earnings Per Share--
             Income available to common stockholders .  $     6,200          7,274  $    0.85
                                                        ===========  =============  =========
YEAR ENDED DECEMBER 31, 2000
Basic Earnings Per Share--
             Income available to common stockholders .  $     4,425          6,916  $    0.64
                                                                                    =========
Effect of Dilutive Stock Options .....................           --            275
                                                        -----------  -------------
Diluted Earnings Per Share--
             Income available to common stockholders .  $     4,425          7,191  $    0.62
                                                        ===========  =============  =========

          During 2002, the entire amount of unexercised option shares of 818,798 are included in the diluted earnings per share calculation. The 2001 diluted earnings per share calculation includes all unexercised option shares as all options of the Company were dilutive as of December 31, 2001. The exercise prices for previously granted stock options ranged from $4.58 to $15.00 in 2002, from $11.15 to $12.00 in 2001, and $9.04 to $9.67 in 2000.

NOTE 4--SECURITIES

          The par value and amortized cost of securities as of December 31, 2002 and December 31, 2001 were as follows (in thousands):

                                                      INVESTMENT SECURITIES--AVAILABLE FOR SALE
                                                                  DECEMBER 31, 2002
                                                  ------------------------------------------------
                                                                 GROSS         GROSS
                                                              UNAMORTIZED   UNACCRETED   AMORTIZED
                                                  PAR VALUE     PREMIUM      DISCOUNT      COST
                                                  ---------   -----------   ----------   ---------
U.S. Government Agency Mortgage Backed
 Securities and Collateralized Mortgage
 Obligations ..................................   $ 147,546   $     7,967   $       (3)  $ 155,510
Corporate Collateralized Mortgage Obligations .      17,902           264           --      18,166
Tax Exempt Municipal Securities ...............     140,025         5,751      (19,272)    126,504
Taxable Municipal Securities ..................       4,615            --          (33)      4,582
Federal Home Loan Bank Stock ..................     155,606            --         --       155,606
Other .........................................      12,849           557         (126)     13,280
                                                  ---------   -----------   ----------   ---------
                                                  $ 478,543   $    14,539   $  (19,434)  $ 473,648
                                                  =========   ===========   ==========   =========

                                      F-16

                                                      INVESTMENT SECURITIES--AVAILABLE FOR SALE
                                                                  DECEMBER 31, 2001
                                                  ------------------------------------------------
                                                                 GROSS         GROSS
                                                              UNAMORTIZED   UNACCRETED   AMORTIZED
                                                  PAR VALUE     PREMIUM      DISCOUNT      COST
                                                  ---------   -----------   ----------   ---------
U.S. Government Agency Mortgage Backed
 Securities and Collateralized Mortgage
 Obligations ..................................   $  97,825   $     3,906   $     (315)  $ 101,416
Corporate Collateralized Mortgage Obligations .      22,676           370           --      23,046
Tax Exempt Municipal Securities ...............     110,530         5,231       (8,781)    106,980
Taxable Municipal Securities ..................       6,020            48           36       6,032
Federal Home Loan Bank Stock ..................      92,964            --           --      92,964
Other .........................................       2,112            20         (127)      2,005
                                                  ---------   -----------   ----------   ---------
                                                  $ 332,127   $     9,575   $   (9,259)  $ 332,443
                                                  =========   ===========   ==========   =========

          The amortized cost and the estimated fair value of securities as of December 31, 2002 and December 31, 2001, were as follows (in thousands):

                                                     INVESTMENT SECURITIES--AVAILABLE- FOR- SALE
                                                                 DECEMBER 31, 2002
                                                  ------------------------------------------------
                                                                GROSS         GROSS      ESTIMATED
                                                  AMORTIZED   UNREALIZED    UNREALIZED      FAIR
                                                    COST         GAINS        LOSSES       VALUE
                                                  ---------   -----------   ----------   ---------
U.S. Government Agency Mortgage Backed
Securities and Collateralized Mortgage
 Obligations ..................................   $ 155,510   $     3,132   $     (248)  $ 158,394
Corporate Collateralized Mortgage Obligations .      18,166           509           --      18,675
Tax Exempt Municipal Securities ...............     126,504         8,332           --     134,836
Taxable Municipal Securities ..................       4,582           114           --       4,697
Federal Home Loan Bank Stock ..................     155,606            --           --     155,606
Other .........................................      13,280         1,533           --      14,812
                                                  ---------   -----------   ----------   ---------
                                                  $ 473,648   $    13,620   $     (248)  $ 487,020
                                                  =========   ===========   ==========   =========

                                                     INVESTMENT SECURITIES--AVAILABLE- FOR- SALE
                                                                 DECEMBER 31, 2001
                                                  ------------------------------------------------
                                                                 GROSS         GROSS     ESTIMATED
                                                  AMORTIZED   UNREALIZED    UNREALIZED     FAIR
                                                     COST        GAINS        LOSSES       VALUE
                                                  ---------   -----------   ----------   ---------
U.S. Government Agency Mortgage Backed
 Securities and Collateralized Mortgage
 Obligations ..................................   $ 101,416   $       483   $     (523)  $ 101,376
Corporate Collateralized Mortgage Obligations .      23,046           416           --      23,462
Tax Exempt Municipal Securities ...............     106,980           645         (700)    106,925
Taxable Municipal Securities ..................       6,032            19           --       6,051
Federal Home Loan Bank Stock ..................      92,964            --           --      92,964
Other .........................................       2,005           150           --       2,155
                                                  ---------   -----------   ----------   ---------
                                                  $ 332,443   $     1,713   $   (1,223)  $ 332,933
                                                  =========   ===========   ==========   =========

          The amortized cost and estimated fair value of securities at December 31, 2002, by expected maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because obligors may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                     AMORTIZED     ESTIMATED
                                                        COST      FAIR VALUE
                                                     ----------   -----------
          Due within one year ....................   $   69,409   $    71,105
          Due after one year through five years ..       97,519       100,227
          Due after five years through ten years .       25,712        26,390
          Due after ten years ....................      125,094       133,384
          Securities with no stated maturity .....      155,914       155.914
                                                    -----------   -----------
                                                    $  473,648    $   487,020
                                                    ===========   ===========

          During 2002 and 2001, securities were sold for total proceeds of $88,965,364 and $131,289,933 respectively, resulting in net gains of approximately $11,302 and $2,095,000, respectively. Gross gains and gross losses for 2002 were $1,499,364 and $1,488,062, respectively. Taxes related to gross gains and gross losses on investment securities for 2002 were $509,784 and $505,941, respectively.

          At December 31, 2002, securities carried at $184.9 million were pledged to secure public funds, trust deposits and other collateralized deposits for other purposes as required or permitted by law.

          In the opinion of management, there were no investments in securities at December 31, 2002, which constituted an unusual credit risk for the Company. As market interest rates continued to decline to historic lows late in the third quarter of 2002, in order to protect a portion of the portfolio appreciation should rates rise, the Company entered into a $25 million swap. The Company swapped the 10-year rate for 3-month LIBOR to act as an economic hedge to a portion of the available-for-sale municipal securities in the portfolio. The December 31, 2002 fair market value adjustment on this swap resulted in the trading loss of $943,000. Net securities gains of $11,000 during the year included a charge of $1.0 million related to an other-than-temporary impairment write-down on the Company's interest-only collateralized mortgage obligation
(CMO) portfolio. At December 31, 2002, the remaining book value of the interest-only CMO portfolio was $1.1 million.

          Change in fair value of securities available for sale is presented on a net basis on the Consolidated Statement of Changes in Stockholders' Equity. The following table discloses the changes in other comprehensive income as of December 31, 2002 and 2001 on a gross basis (in thousands):

                                                      DECEMBER 31, 2002
                                             ------------------------------------
                                               AMOUNT         TAX        AMOUNT
                                             BEFORE TAX     EXPENSE    NET OF TAX
                                             ----------   ----------   ----------
Change in unrealized gains on
 securities available for sale ...........   $   12,893   $    4,382   $    8,511
Less: reclassification adjustment for gain
 included in net income ..................           11            3            8
                                             ----------   ----------   ----------
Net unrealized gains .....................   $   12,882   $    4,379   $    8,503
                                             ==========   ==========   ==========

                                                      DECEMBER 31, 2001
                                             ------------------------------------
                                               AMOUNT         TAX        AMOUNT
                                             BEFORE TAX     EXPENSE    NET OF TAX
                                             ----------   ----------   ----------
Change in unrealized gains on
 securities available for sale ...........   $    2,682   $      667   $    2,015
Less: reclassification adjustment for gain
 included in net income ..................        2,095          521        1,574
                                             ----------   ----------   ----------
Net unrealized gains .....................   $      587   $      146   $      441
                                             ==========   ==========   ==========

NOTE 5--LOANS

          Amounts outstanding by selected loan categories at December 31, 2002 and 2001, including net unamortized deferred loan fees of $3.1 million and $2.5 million, respectively, were as follows (in thousands):

                                          2002           2001
                                      ------------   ------------
          Real estate--
                Residential  ......   $     72,289   $     89,889
                Commercial   ......        452,703        310,869
                Construction ......        123,204         92,528
          Commercial ..............        165,993        163,279
          Personal (1) ............        151,452        124,206
                                      ------------   ------------
                                      $    965,641   $    780,771
                                      ============   ============

(1) Includes Home Equity loans and overdrafts

          As of December 31, 2002, $749,000 of loans were designated as nonaccrual loans, of which, $375,000 is specifically reserved for. The average balance of impaired loans amounted to $1.7 million in 2002 and $1.5 million in 2001. The gross interest income that would have been recorded if the non-accrual loans had been current in accordance with their original terms was $104,233 in 2002, $108,913 in 2001, and $47,283 in 2000. Please refer to page 37 in this form 10-K for additional disclosure on loans past due 90 days or more.

NOTE 6--ALLOWANCE FOR LOAN LOSSES

          The changes in the allowance for loan losses for the three years ended December 31 were as follows (in thousands):

                                                    2002          2001         2000
                                                 ----------    ----------    ----------
Beginning balance ............................   $    8,306    $    6,108    $    4,510
Johnson Bank acquisition - loan loss reserve .           --            --           864
Loans charged off ............................         (750)       (1,052)         (972)
Loans recovered ..............................          167            71            16
Provision for loan losses ....................        3,862         3,179         1,690
                                                 ----------    ----------    ----------
Ending balance ...............................   $   11,585    $    8,306    $    6,108
                                                 ==========    ==========    ==========

NOTE 7--PREMISES AND EQUIPMENT

          Bank and building premises and equipment at December 31, 2002 and 2001, consisted of the following (in thousands):

                                                         2002          2001
                                                      ----------    ----------
          Land ...................................... $      110    $       --
          Building ..................................      1,640            --
          Furniture, fixtures and equipment .........      6,856         5,640
          Leasehold improvements ....................      5,220         3,794
                                                      ----------    ----------
                                                          13,826         9,434
          Accumulated depreciation and amortization .     (6,975)       (5,620)
                                                      ----------    ----------
                                                      $    6,851    $    3,814
                                                      ==========    ==========

          Included in occupancy expense in the consolidated statements of income is depreciation and amortization expense of $1.5, $1.6, and $1.0 million for 2002, 2001 and 2000, respectively.

          Each of the banks leases their main banking facilities and certain branch facilities under noncancellable operating lease agreements. The minimum annual rental commitments under these leases, at December 31, 2002, are as follows:

                    2003 ....................... $ 1,570,943
                    2004 .......................   1,533,409
                    2005 .......................   1,523,068
                    2006 .......................   1,137,240
                    2007 .......................     624,030
                    2008 and thereafter ........     792,998
                                                 -----------
                   Total Rental Commitments ...  $ 6,898,186
                                                 ===========

          Total rent expense included in the consolidated statements of income was $1.9 million, $1.8 million, and $1.7 million for 2002, 2001 and 2000, respectively.

NOTE 8--INCOME TAXES

          The components of total income tax provision in the consolidated statements of income for the years ended December 31, 2002, 2001, and 2000 are as follows (in thousands):

                                    2002          2001         2000
                                 ----------    ----------    ----------
Income tax provision--
      Current--
           Federal ...........   $    1,630   $     2,226   $     2,179
           State .............          108            --            --
                                 ----------    ----------    ----------
                                      1,738         2,226         2,179
      Deferred--
           Federal ...........        1,535          (175)         (164)
           State .............           --            --           248
                                 ----------    ----------    ----------
                                      1,535          (175)           84
                                 ----------    ----------    ----------
           Total .............   $    3,273    $    2,051    $    2,263
                                 ==========    ==========    ==========

          A summary reconciliation of the differences between the total income tax provision (benefit) and the amounts computed at the statutory federal tax rate of 34% for the years ended December 31, 2002, 2001 and 2000 is as follows (in thousands):

                                                        2002          2001          2000
                                                     ----------    ----------    ----------
Income tax provision at statutory federal income
 tax rate ........................................   $    4,855    $    2,805    $    2,274
Increase (decrease) in taxes resulting from:
      Tax exempt income ..........................       (1,865)       (1,182)         (586)
      Bank owned life insurance ..................         (204)          (44)           --
      Zone academy bond credits ..................         (237)           --            --
      State income taxes .........................           10            --            17
      Other ......................................          714           472           558
                                                     ----------    ----------    ----------
           Provision for income taxes ............   $    3,273    $    2,051    $    2,263
                                                     ==========    ==========    ==========

          The net deferred tax liability is included in other liabilities in the consolidated balance sheet as of December 31, 2002. Conversely, the net deferred tax asset as of December 31, 2001 is included in other assets in the consolidated balance sheet. Deferred tax assets and liabilities result from temporary differences between the carrying amounts of assets and liabilities in the financial statements and their related tax bases. The components of the net deferred tax balances as of December 31, 2002 and 2001 are as follows (in thousands):

                                                                        2002          2001
                                                                     ----------    ----------
Gross deferred tax assets--
      Allowance for loan losses ..................................   $    3,611    $    2,482
      Leasehold improvements .....................................          588           490
      Trading swap fair value adjustment .........................          321            --
      Amortization of restricted stock ...........................          262           238
      Unrealized loss on securities available for sale ...........           --             5
      Illinois net deduction carryforward ........................          652           161
      Valuation allowance on Illinois net deduction carryforward .         (652)         (161)
      Other ......................................................          256           267
                                                                     ----------    ----------
Gross deferred tax assets, net of valuation allowance ............        5,038         3,482
                                                                     ----------    ----------
Gross deferred tax liabilities--
      Federal Home Loan Bank Stock Dividends .....................       (3,886)       (1,018)
      Unrealized gain on securities available for sale ...........       (4,547)         (171)
      Goodwill amortization ......................................         (280)           --
      Other ......................................................         (259)         (311)
                                                                     ----------    ----------
Gross deferred tax liabilities ...................................       (8,972)       (1,500)
                                                                     ----------    ----------
Net deferred tax (liability) asset ...............................   $   (3,934)   $    1,982
                                                                     ==========    ==========

NOTE 9--ACQUISITIONS

          On December 30, 2002, The PrivateBank (Chicago) acquired Lodestar Investment Counsel, a Chicago-based investment advisor with $482 million of assets under management at December 31, 2002. Lodestar manages equity, balanced, and fixed income accounts primarily for high net-worth individuals, retirement plans and charitable organizations with investable assets in excess of $1.0 million, and shares a similar focus on highly personalized client service.

          The consideration paid by the Company included cash and stock. The Company issued 282,437 shares of common stock outstanding following completion of the acquisition and related transactions. All assets and liabilities were adjusted to fair value as of the effective date of the acquisition creating goodwill of $8.4 million and customer intangibles of $2.5 million.

NOTE 10--DEPOSITS AND FUNDS BORROWED

          The maturity distribution of time deposits of $100,000 or greater and a summary of all funds borrowed and outstanding and the rate in effect on such borrowings at December 31, 2002, 2001 and 2000 is presented in the table below:

          TIME DEPOSITS $100,000 AND GREATER:       12/31/02     12/31/01     12/31/00
          -------------------------------------   ----------   ----------   -----------
          Three months or less                    $  162,619   $  162,036   $  103,755
          Over three through six months               57,568       65,897       55,623
          Over six through twelve months             132,036       87,043       47,379
          Over twelve months                         146,646       17,055       18,627
                                                  ----------   ----------   ----------
          Total ...............................   $  498,869      332,031   $  225,384
                                                  ==========   ==========   ===========

FUNDS BORROWED:                      CURRENT RATE    MATURITY     12/31/02     12/31/01      12/31/00
----------------------------------   -------------   --------  -------------  -----------   ----------
Subordinated note                            3.75%    2/11/07  $       5,000  $     5,000   $    5,000
FHLB fixed advance(1)                        6.50%   10/23/05         26,616       24,886       25,000
FHLB fixed advance                           6.21%   12/05/03         30,000       30,000       30,000
FHLB fixed advance                           1.73%   11/07/03          6,000           --           --
FHLB fixed advance                           2.21%   07/17/03          1,000           --           --
FHLB fixed advance                           2.74%   07/17/03          1,000           --           --
FHLB fixed advance                           2.46%   06/16/03            500           --           --
FHLB fixed advance                           2.70%   05/08/03          1,000           --           --
Borrowing under revolving line of
 credit facility                             3.50%    4/11/03         25,000           --           --
FHLB fixed advance                           2.98%   03/10/03          1,000           --           --
FHLB fixed advance                           2.38%   01/13/03          1,000           --           --
FHLB fixed advance                           5.89%   12/20/02             --        1,000        1,000
FHLB fixed advance                           2.39%   11/12/02             --        5,000           --
FHLB fixed advance                           5.33%   07/22/02             --        1,000           --
FHLB fixed advance                           5.91%   06/21/02             --          500          500
FHLB fixed advance                           4.21%   05/13/02             --        1,000           --
FHLB fixed advance                           5.02%   03/06/02             --        1,000           --
FHLB fixed advance                           3.10%   02/11/02             --        5,000       18,000
FHLB fixed advance                           4.30%   02/01/02             --       25,000           --
FHLB fixed advance                           5.21%   01/22/02             --        1,000           --
FHLB fixed advance                           6.49%   11/30/01             --           --        2,000
FHLB floating rate advance(2)                6.77%     5/1/01             --           --       10,000
FHLB open line advance                       1.48%      daily          9,700       25,000           --
Fed funds purchased                          1.49%      daily         98,000      103,000        2,700
Demand repurchase agreements (3)             1.40%      daily          4,138        3,102        2,679
                                                               -------------  -----------   ----------
TOTAL FUNDS BORROWED                                           $     209,954  $   231,488   $   96,879
                                                               =============  ===========   ==========

(1) This FHLB advance is subject to a fair value hedge utilizing an interest rate swap with a fair value of $2.9 million. The contractual par amount on the advance is $25.0 million.
(2) The rate on this FHLB floating rate advance is set at one-month LIBOR minus five basis points.
(3) Demand repurchase agreements are a form of retail repurchase agreements offered to certain clients of The PrivateBank (Chicago). Funds are swept each business day from the client's demand deposit account. These amounts are not deposits and are not insured, but are secured by a pool of securities pledged specifically for this purpose.

          On February 11, 2002, the Company renewed the term on an $18.0 million revolving credit facility with a commercial bank originally entered into on February 11, 2000. On April 11, 2002, the loan agreement was amended and the revolving line was increased to $25.0 million. On December 24, 2002, the loan agreement was amended to increase the revolving line was increased to $35.0 million and matures on April 11, 2003. The interest rate on borrowings under this revolving line resets quarterly, and is based on, at our option, either the lender's prime rate or three-month LIBOR plus 120 basis points with a floor of 3.50%. The Company has elected to pay interest based on the three-month LIBOR rate plus 120 basis points. The initial rate of interest on the revolver was 7.20%, and most recently reset to 3.50% on December 31, 2002. The collateral for this borrowing consists of the common stock of The PrivateBank (Chicago) and The PrivateBank (St. Louis), which is held in custody by the lender. As of December

31, 2002, the outstanding balance was $25.0 million.

          On February 11, 2000, the Company entered into a subordinated note issued to Johnson International, Inc. and subsequently sold to a third party, in the principal amount of $5.0 million. The interest on the subordinated note is reset each quarter based on the three-month LIBOR rate. The note is payable in full on or before February 11, 2007, and provides for certain rate escalation beginning after February 11, 2002. On February 11, 2002, the interest rate increased from LIBOR +50 basis points to LIBOR +200 basis points. This pricing is in effect until February 11, 2004, at which point the pricing increases to LIBOR +350 until maturity on February 11, 2007. The average rate of interest on the subordinated note was 3.56% during 2002 compared to 4.86% during 2001 and most recently reset to 3.75% on December 31, 2002. The Company has the right to repay the subordinated note at any time after giving at least 30 days, but not more than 60 days advance notice.

          The scheduled maturities of time deposits (including brokered deposits) as of December 31, 2002, for the years 2003 through 2007 and thereafter, are as follows:

          For year ending December 31,
                  2003                  $  473,794
                  2004                      66,138
                  2005                       4,445
                  2006                       2,605
                  2007 and thereafter       15,469
                                        ----------
                       Total            $  562,451
                                        ==========

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

          The trust preferred securities are recorded as long-term debt of the Company. The trust received net proceeds of approximately $18.9 million after deducting underwriting commissions and offering expenses and including the underwriters' over-allotment shares. A portion of the preferred securities is eligible for treatment as Tier 1 capital as allowed by the Federal Reserve.

NOTE 12--EMPLOYEE SAVINGS AND INCENTIVE PLANS

a.                  SAVINGS AND RETIREMENT PLAN

          The Company maintains The PrivateBancorp, Inc. Savings and Retirement Plan (the "Plan") pursuant to Section 401(k) of the Internal Revenue Code, whereby eligible employees may contribute a percentage of compensation, but not in excess of the maximum amount allowed under the Code. The banks can make discretionary contributions to the Plan as determined and approved by the bank's
Board of Directors. Total discretionary contributions to the Plan amounted to $239,867, $112,387, and $100,634 in 2002, 2001 and 2000, respectively.

b.                  STOCK OPTIONS

          The Company has stock options outstanding under its Stock Incentive Plan, a director stock option program and certain compensation replacement options.

          As in effect as of December 31, 2002, the Stock Incentive Plan allows 12,540 shares to be issued under the Plan either pursuant to the exercise of stock options granted thereunder or as restricted stock awards. The option price may not be less than the fair market value on the date of grant. All options have a term of 10 years. Options other than those granted in 1998 are first exercisable beginning at least two years following the date of grant. Options granted in 1998 are first exercisable five years from the date of grant or up to two years earlier if certain conditions for total stockholder return are met.

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

          The following table summarizes the status of the Company's stock option agreements and stock option program as of December 31, 2002 and 2001, adjusted to reflect our 3-for-2 stock split effective January 17, 2003, and changes during the years then ended:

                                                           2002                            2001
                                              -----------------------------    ----------------------------
                                                   WEIGHTED AVERAGE                WEIGHTED AVERAGE
                                               SHARES       EXERCISE PRICE      SHARES      EXERCISE PRICE
                                              ---------    ----------------    --------    ----------------
Outstanding at beginning of year .......      1,014,953    $           7.99    1,091,037   $           7.19
Granted ................................         21,750               15.00      182,850               9.55
Exercised ..............................       (212,796)               5.79     (238,647)              5.29
Forfeited ..............................         (5,109)               9.02      (20,288)             10.63
                                              ---------                        ---------
Outstanding at end of year .............        818,798    $           8.77    1,014,953   $           7.99
                                              =========                        =========
Options exercisable at year-end ........        356,915                          668,430
Weighted average fair value of options
 granted during the year ...............      $   15.00                        $    9.55

          The range of exercise prices and weighted average remaining contractual life for stock options outstanding as of December 31, 2002, was $4.58 to $15.00 and six years, respectively.

          The following table presents the range of exercise prices for the stock option grants outstanding at December 31, 2002.

                         EXERCISE PRICE RANGE          STOCK OPTIONS OUTSTANDING
                    ------------------------------     -------------------------
                    $4.58 - $6.25..................             264,240
                    $7.29 - $9.67..................             300,435
                    $11.15 - $15.00................             254,123

c.                  RESTRICTED STOCK

                    In 2002 and 2001, the Company issued the following restricted share grants:

             GRANT DATE      SHARES GRANTED       PRICE
          ----------------   --------------     --------
          2001:

          January 2001 ...              450      8.50000
          February 2001 ..           34,800      9.41666
          April 2001 .....              750      9.33333
          June 2001 ......            2,250      11.1533
          December 2001 ..            1,500      11.3866
          December 2001 ..            3,750      11.3866

             GRANT DATE      SHARES GRANTED      PRICE
          ----------------   --------------     --------
          2002:

          January 2002....            2,550      15.0000

          During 2002, no restricted shares were forfeited. Restricted shares carry voting and dividend rights. Sale of the shares is restricted prior to vesting. Subject to continued employment, vesting occurs five years from the date of grant. Shares issued under the plan are recorded at their fair market value on the date of grant with a corresponding charge to deferred compensation. The deferred compensation, a component of stockholders' equity, is being amortized as compensation expense on a straight-line basis over the vesting period. Included in salaries and employee benefits in the consolidated statements of income is compensation expense for restricted shares of $306,026, $275,771, and $227,000 for 2002, 2001 and 2000, respectively.

NOTE 13--RELATED-PARTY TRANSACTIONS

          An analysis of loans made to directors and executive officers of the Company and the banks follows:

          Balance, December 31, 2001 ...   $ 11,529,908
                  Additions ............     11,236,239
                  Collections ..........     (7,935,626)
                                           ------------
          Balance, December 31, 2002 ...   $ 14,830,521
                                           ============

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

          In May 1998, Ralph B. Mandell, our Chairman, President and Chief Executive Officer, purchased 72,720 shares of newly issued common stock at $13.75 per share from the Company. The purpose of the transaction was to enhance Mr. Mandell's interest in our long-term performance and further align his interests with those of our stockholders. As part of the transaction, we loaned Mr. Mandell approximately 95% of the purchase price on a full recourse basis. The loan matured on December 30, 2002 when Mr. Mandell repaid the outstanding loan balance in full. Interest accrues at 5.69% per annum, compounded annually (the applicable Federal rate), on the principal amount of the loan; however, provided Mr. Mandell does not sell any of the shares purchased and remains in our employ, 25% of the accumulated interest on the loan will be forgiven on the loan's second anniversary, 50% of the accumulated interest on the loan will be forgiven on its third anniversary, 75% of the accumulated interest on the loan will be forgiven on its fourth anniversary, and 100% of the accumulated interest on the loan will be forgiven on the loan's fifth anniversary. Mr. Mandell pledged all of the shares of common stock purchased in the transaction as collateral for the loan he received from us, but he is entitled to vote, and receive dividends on, the shares. The loan was repaid in full in December, 2002.

          The Company is the general partner in a partnership for investment purposes. Through a contractual arrangement, The PrivateBank (Chicago)'s wealth management department maintains the partnership's records and earns an administrative fee from the partnership.

          During 2002, the PrivateBank (Chicago) acquired phone equipment and related services with a total cost of $176,244 through an information technology company, Worknet, Inc,. William Castellano, who is one of the Company's directors, is an affiliate of that Company.

          During 2002, 2001 and 2000, The PrivateBank (Chicago) incurred professional fees for services provided by the law firm Spitzer, Addis, Susman & Krull in the amount of approximately $309,378, $263,264, and $186,000, respectively. Michael B. Susman, who is one of the Company's directors, is a partner of that firm.

NOTE 14-- DERIVATIVE FINANCIAL INSTRUMENTS AND FINANCIAL INSTRUMENTS WITH OFF BALANCE SHEET RISK

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

          As the swap qualifies as a fair value hedge, changes in the fair value of the interest rate swap and the changes in the fair value of the advance from the date of designation are recorded through income. The interest rate swap is recorded in other assets of the consolidated balance sheet at its fair value of $2.9 million.

          In the third quarter of 2002, the Company entered into a $25 million swap in order to protect a portion of the municipal investment security portfolio appreciation should rates rise. The Company swapped the 10-year rate for 3-month LIBOR to act as an economic hedge to a portion of the available-for-sale municipal securities in the portfolio. The December 31, 2002 fair market value adjustment on this swap resulted in a trading loss of $943,000, which is recorded in other liabilities on the consolidated balance sheet.

          Interest rate swaps are subject to credit risk for non-performance by counterparties. Exposure to credit risk is mitigated by credit approvals, credit limits and monitoring procedures.

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

          Exposure to credit risk is controlled through credit approvals, credit limits, obtaining collateral and continuous monitoring procedures and reserves for losses are established when deemed necessary.

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

          Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments, assuming that the amounts are fully advanced and that collateral or other security is of no value. The banks use the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. At December 31, 2002 and 2001, the banks had the following categories of credit-related financial instruments:

                                                2002         2001
                                             ----------   ----------
                                                 (in thousands)
          Commitments to extend credit ...   $  388,696   $  224,144
          Standby letters of credit ......       37,936       19,950

          Note: all commitments are floating and are shown at contract amount

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

          The following table summarizes the maturity of standby letters of credit and commitments to extend credit:

                                                                EXPIRING IN:
                                      TOTAL        2003      2004-2005    2006-2007       >2008
                                   ----------   ----------   ----------   ----------   ----------
                                                             (in thousands)
Standby letters of credit ......       37,936       27,592        5,430        4,914           --
Commitments to extend credit ...      388,696      211,925      126,058       17,376       33,337
                                   ----------   ----------   ----------   ----------   ----------
     Total .....................   $  426,632   $  239,517   $  131,488   $   22,290   $   33,337
                                   ==========   ==========   ==========   ==========   ==========

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

NOTE 16--ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

          The following presents the carrying value and estimated fair value of the various classes of financial instruments held by the Company and its subsidiaries at December 31, 2002 and 2001. This information is presented solely for compliance with FAS No. 107 "Disclosures about Fair Value of Financial Instruments," and is subject to change over time based on a variety of factors. Because no active market exists for a significant portion of the financial instruments presented below and the inherent imprecision involved in the estimation process, management does not believe the information presented reflects the amounts that would be received if the Company's assets and liabilities were sold nor does it represent the fair value of the Company as an entity.

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

                                                DECEMBER 31, 2002        DECEMBER 31, 2001
                                             ----------------------   -----------------------
                                             CARRYING    ESTIMATED     CARRYING     ESTIMATED
                                               VALUE     FAIR VALUE      VALUE     FAIR VALUE
                                             ---------   ----------   ----------   ----------
                                                             (in thousands)
Assets--
     Cash and cash equivalents .........    $   34,787   $   34,787   $    22,801  $   22,801
     Securities ........................       487,020      487,020       332,933     332,933
     Loans held for sale ...............        14,321       14,321        11,335      11,335
     Net loans .........................       954,056      988,352       772,465     780,705
     Accrued interest receivable........         9,427        9,427         7,262       7,262
     Interest Rate Swap ................         2,925        2,925         1,704       1,704
     Bank Owned Life Insurance .........        10,729       10,729        10,128      10,128

Liabilities--
     Deposits with no stated maturity ..       642,820      642,820       480,486     480,486
     Time deposits .....................       562,451      535,576       370,009     370,935
                                            ----------   ----------   ----------   ----------
     Total deposits ....................     1,205,271    1,205,272       850,495     851,421
     Accrued interest payable ..........         4,986        4,986         2,112       2,112
     Funds borrowed ....................       209,954      209,377       231,488     232,827
     Long term debt - Trust Preferred
      Securities .......................        20,000       21,980        20,000      21,879

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

e.                  INTEREST RATE SWAPS

          The fair value of interest swaps executed by the Company is determined based on the fair market value as quoted by broker-dealers.

f.                  BANK OWNED LIFE INSURANCE

          The fair value of bank owned life insurance is equal to its cash surrender value.

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

NOTE 17--REGULATORY REQUIREMENTS

          The banks are subject to federal and state laws, which restrict the payment of dividends to the Company. Based on these restrictions, at January 1, 2003, The PrivateBank (Chicago) could have declared approximately $30,295,618 in dividends without requesting approval of the applicable federal or state regulatory agency. As of January 1, 2003, The PrivateBank (St. Louis) could not have declared dividends due to net losses in 2000 and 2001.

          The PrivateBank (Chicago) is required to maintain noninterest-bearing cash balances with the Federal Reserve based on the types and amounts of deposits held. During 2002 and 2001, the average balances maintained to meet the requirement were $6,122,000 and $3,037,720, respectively.

          The Company and the banks are subject to various regulatory capital requirements as established by the applicable federal or state banking regulatory authorities. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the banks must meet specific capital guidelines that involve quantitative measures of the banks' assets, liabilities and certain off-balance sheet items. The quantitative measures for capital adequacy require the Company and the banks to maintain minimum amounts and ratios of total and Tier 1 capital to risk weighted assets and of Tier 1 capital to average assets (leverage). The Company's and the banks' capital components, classification, risk weightings and other factors are also subject to qualitative judgments by regulators. Failure to meet minimum capital requirements can initiate certain actions by regulators that, if undertaken, could have a material effect on the Company's financial statements. Prompt corrective action provisions are not applicable to bank holding companies. Management believes that as of December 31, 2002, the Company and the banks meet all minimum capital adequacy requirements to which they are subject.

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

          The following table presents selected capital information for the Company (Consolidated), The PrivateBank (Chicago) and The PrivateBank (St. Louis) as of December 31, 2002 and 2001 (dollars in thousands):

                                                                                        TO BE WELL
                                                                                     CAPITALIZED UNDER
                                                                   FOR CAPITAL       PROMPT CORRECTIVE
                                                 ACTUAL         ADEQUACY PURPOSES    ACTION PROVISIONS
                                           ------------------   ------------------   ------------------
                                             AMOUNT     RATIO     AMOUNT     RATIO     AMOUNT     RATIO
                                           ----------   -----   ----------   -----   ----------   -----
As of December 31, 2002--
     Total risk-based capital--
         Consolidated ..................   $   94,109    8.29%  $   90,845    8.00%
         The PrivateBank (Chicago) .....      104,249   10.26       81,305    8.00   $  101,631   10.00%
         The PrivateBank (St. Louis) ...       14,230   12.05        9,445    8.00       11,807   10.00
     Tier 1 risk-based capital--
         Consolidated ..................   $   78,524    6.91   $   45,422    4.00
         The PrivateBank (Chicago) .....       93,918    9.24       40,652    4.00   $   60,978    6.00
         The PrivateBank (St. Louis) ...       12,976   10.99        4,723    4.00        7,084    6.00
     Tier 1 (leverage) capital--
         Consolidated ..................   $   78,524    5.47   $   57,455    4.00
         The PrivateBank (Chicago) .....       93,918    7.25       51,842    4.00   $   64,802    5.00
         The PrivateBank (St. Louis) ...       12,976    9.47        5,482    4.00        6,852    5.00

As of December 31, 2001--
     Total risk-based capital--
         Consolidated ..................   $   84,482    9.71%  $   69,617    8.00%
         The PrivateBank (Chicago) .....       79,222   10.02       63,233    8.00   $   79,042   10.00%
         The PrivateBank (St. Louis) ...        8,455   10.86        6,228    8.00        7,786   10.00
     Tier 1 risk-based capital--
         Consolidated ..................   $   71,176    8.18   $   34,809    4.00
         The PrivateBank (Chicago) .....       71,725    9.07       31,617    4.00   $   47,425    6.00
         The PrivateBank (St. Louis) ...        7,646    9.82        3,114    4.00        4,671    6.00
     Tier 1 (leverage) capital--
         Consolidated ..................   $   71,176    6.64   $   42,904    4.00
         The PrivateBank (Chicago) .....       71,125    7.25       39,565    4.00   $   49,456    5.00
         The PrivateBank (St. Louis) ...        7,646    9.43        3,242    4.00        4,053    5.00

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

NOTE 19--PRIVATEBANCORP, INC. (PARENT COMPANY ONLY) CONDENSED FINANCIAL
STATEMENTS

                            CONDENSED BALANCE SHEETS
                        AS OF DECEMBER 31, 2002 AND 2001

                                                             2002         2001
                                                          ----------   ----------
                                                               (in thousands)
          ASSETS
          Cash and due from banks--bank subsidiaries ..   $      723   $      361
          Investment in bank subsidiaries .............      135,901       90,499
          Other assets ................................        3,125        1,939
                                                          ----------   ----------
          Total assets ................................   $  139,749   $   92,799
                                                          ==========   ==========

          LIABILITIES AND STOCKHOLDERS' EQUITY
          Funds borrowed ..............................   $   30,000   $   10,000
          Long term debt -- trust preferred
           securities .................................       20,000       20,000
          Other liabilities ...........................          657          495
                                                          ----------   ----------
          Total liabilities ...........................       50,657       30,495
                                                          ----------   ----------
          Stockholders' equity ........................       89,092       62,304
                                                          ----------   ----------
          Total liabilities and stockholders' equity ..   $  139,749   $   92,799
                                                          ==========   ==========

                         CONDENSED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                                  2002        2001        2000
                                                                --------    --------    --------
                                                                         (IN THOUSANDS)
OPERATING INCOME:
      Interest income .......................................         --    $     --    $      5
      Interest expense ......................................      2,553       2,127       1,230
                                                                --------    --------    --------
      Net interest expense ..................................     (2,553)     (2,127)     (1,225)
                                                                --------    --------    --------
NON INTEREST INCOME:
      Other income ..........................................        115          12           6
                                                                --------    --------    --------
OPERATING EXPENSE:
      Amortization of deferred compensation .................        306         276         227
      Other .................................................      2,731       1,652       1,359
                                                                --------    --------    --------
         Total ..............................................      3,037       1,928       1,586
                                                                --------    --------    --------
      Loss before income taxes and equity in undistributed
       net income of bank subsidiaries ......................     (5,475)     (4,043)     (2,805)
      Income tax benefit ....................................     (1,772)     (1,547)       (913)
                                                                --------    --------    --------
      Loss before equity in undistributed net income of
       bank subsidiaries ....................................     (3,703)     (2,496)     (1,892)
                                                                --------    --------    --------
      Equity in undistributed net income of bank subsidiaries     14,710       8,696       6,317
                                                                --------    --------    --------
      Net income ............................................   $ 11,007    $  6,200    $  4,425
                                                                ========    ========    ========

          The Parent Company Only Statements of Changes in Stockholders' Equity are the same as the Consolidated Statements of Changes in Stockholders' Equity.

                       CONDENSED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                                     2002          2001          2000
                                                                  ----------    ----------    ----------
                                                                              (in thousands)
Cash flows from operating activities:
      Net income ..............................................   $   11,007    $    6,200    $    4,425
      Adjustments to reconcile net income to net cash used in
       operating activities--
      Equity in net income of bank subsidiaries ...............      (14,710)       (8,696)       (6,317)
      Amortization of deferred compensation ...................          306           276           227
      Decrease (increase) in other assets .....................          275          (646)         (407)
      Increase in other liabilities ...........................          416           386           607
      Other, net ..............................................        1,198          (269)           --
                                                                  ----------    ----------    ----------
          Total adjustments ...................................      (12,515)       (8,949)       (5,890)
                                                                  ----------    ----------    ----------
          Net cash used in operating activities ...............       (1,508)       (2,749)       (1,465)
                                                                  ----------    ----------    ----------
Cash flows from investing activities:

      Net capital investments in bank subsidiaries ............      (23,750)       (5,000)      (29,200)
      Proceeds from bank subsidiary for Lodestar acquisition ..        5,589            --            --
      Purchase of premises ....................................       (1,750)           --            --
                                                                  ----------    ----------    ----------
      Net cash used in investing activities ...................      (19,911)       (5,000)      (29,200)
Cash flows from financing activities:

      Funds borrowed ..........................................       20,000         5,000        23,000
      Issuance of Long term debt -- Trust Preferred
       Securities . ...........................................           --        20,000            --
      Repayment of funds borrowed .............................           --       (18,000)           --
      Proceeds from exercise of stock options .................        1,522         1,259           110
      Repayment of loan to executive officer ..................          950            --           175
      Dividends paid ..........................................         (691)         (520)         (462)
                                                                  ----------    ----------    ----------
      Net cash provided by financing activities ...............       21,781         7,739        22,823
                                                                  ----------    ----------    ----------
Net increase (decrease) in cash and cash equivalents ..........          362           (10)       (7,842)
Cash and cash equivalents at beginning of year ................          361           371         8,213
                                                                  ----------    ----------    ----------
Cash and cash equivalents at end of year ......................   $      723    $      361    $      371
                                                                  ==========    ==========    ==========
Other cash flow disclosures:
      Income taxes paid .......................................   $    1,325    $    1,757    $    1,917

NOTE 20--CAPITAL TRANSACTIONS

          During 2002, the Company contributed capital of $19.25 million to the PrivateBank (Chicago) and $4.5 million to the PrivateBank (St. Louis). On June 23, 2000, the Company established The PrivateBank (St. Louis) as a federal savings bank in St. Louis, Missouri. The PrivateBank (St. Louis) was capitalized with $8.0 million of borrowed funds drawn from the Company's revolving credit facility. This facility, entered into with a commercial bank in February 2000 and was amended on December 24, 2002, and as amended, matures on April 11, 2003 and allows for up to $35.0 million in borrowings. The interest rate on borrowings under the revolving line is based on, at the borrower's option, either the lender's prime rate or a 90-day LIBOR-based rate. The PrivateBank (St. Louis) is a wholly-owned subsidiary of the Company, and its financial condition and results of operations are included in the Company's consolidated financial statements.

                      PRIVATEBANCORP, INC. AND SUBSIDIARIES
                           SUPPLEMENTAL FINANCIAL DATA

                  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following are the consolidated results of operations on a quarterly basis:

                                                                          2002
                                                ----------------------------------------------------------
                                                   FOURTH          THIRD          SECOND          FIRST
                                                -----------     -----------     -----------    -----------
                                                 (dollars in thousands except ratios and per share data)
SUMMARY INCOME STATEMENT
INTEREST INCOME
Loans, including fees .......................   $    14,043     $    13,704     $    12,665    $    12,148
Federal funds sold and
     interest bearing deposits ..............            63              38               8             17
Securities ..................................         5,507           4,557           4,886          4,206
                                                -----------     -----------     -----------    -----------
Total interest income .......................        19,613          18,299          17,559         16,371
Interest expense ............................         7,800           7,856           7,579          8,007
                                                -----------     -----------     -----------    -----------
Net interest income .........................        11,813          10,443           9,980          8,364
Provision for loan loss .....................           914             828           1,609            511
                                                -----------     -----------     -----------    -----------
Net interest income after
    provision for loan loss .................        10,899           9,615           8,371          7,853
                                                -----------     -----------     -----------    -----------
NON-INTEREST INCOME
Banking, wealth management
     services and other income ..............         1,975           1,763           1,802          1,542
Securities gains (losses), net ..............          (313)            280             274           (230)
Trading losses on swap ......................          (282)           (662)             --             --
                                                -----------     -----------     -----------    -----------
Total non-interest income ...................         1,380           1,381           2,076          1,312
                                                -----------     -----------     -----------    -----------
NON-INTEREST EXPENSE
Salaries and employee
      benefits ..............................         3,903           3,393           3,469          3,214
Goodwill ....................................            --              --              --             --
Occupancy expense ...........................         1,319           1,227           1,206          1,139
Other non-interest expense ..................         2,712           2,468           2,438          2,119
                                                -----------     -----------     -----------    -----------
Total non-interest expense ..................         7,934           7,088           7,113          6,472
                                                -----------     -----------     -----------    -----------
Income before income taxes ..................         4,345           3,908           3,334          2,693
Provision for income taxes ..................         1,125             875             724            549
                                                -----------     -----------     -----------    -----------
Net income ..................................   $     3,220     $     3,033     $     2,610    $     2,144
                                                ===========     ===========     ===========    ===========
KEY STATISTICS
Diluted earnings per share ..................          0.41            0.39            0.33           0.28
Basic earnings per share ....................          0.43            0.41            0.35           0.29
Return on average total assets ..............          0.88%           0.89%           0.82%          0.73%
Return on average total equity ..............         15.99%          15.86%          15.07%         13.35%
Net interest margin .........................          3.56%           3.46%           3.53%          3.18%
Yield on average earning assets .............          5.79%           5.90%           6.03%          6.02%
Cost of average paying liabilities ..........          2.42%           2.63%           2.69%          3.06%
Efficiency Ratio (tea) ......................          57.3%           56.3%           55.4%          62.5%
COMMON STOCK INFORMATION
Book value per share ........................   $     11.56     $     10.71     $      9.71    $      8.80
Dividends paid per share ....................         0.027           0.027           0.020          0.020
Outstanding shares at end of pd. ............     7,704,203       7,404,234       7,382,370      7,375,530

                                                                          2001
                                                ----------------------------------------------------------
                                                   FOURTH         THIRD           SECOND          FIRST
                                                -----------     -----------     -----------    -----------
                                                 (dollars in thousands except ratios and per share data)
SUMMARY INCOME STATEMENT
INTEREST INCOME
Loans, including fees .......................   $    12,311     $    12,785     $    12,877    $    13,002
Federal funds sold and
 interest bearing deposits ..................            13              23              31            177
Securities ..................................         4,144           3,704           3,327          3,202
                                                -----------     -----------     -----------    -----------
Total interest income .......................        16,468          16,512          16,235         16,381
Interest expense ............................         8,548           9,478           9,625          9,986
                                                -----------     -----------     -----------    -----------
Net interest income .........................         7,920           7,034           6,610          6,395
Provision for loan loss .....................         1,257             845             738            339
                                                -----------     -----------     -----------    -----------
Net interest income after
 provision for loan loss ....................         6,663           6,189           5,872          6,056
                                                -----------     -----------     -----------    -----------
NON-INTEREST INCOME
Banking, wealth management
 services and other income ..................         1,149             902           1,024            953
Securities gains (losses), net ..............         1,191             365             353            186
Trading losses on swap ......................            --              --              --             --
                                                -----------     -----------     -----------    -----------
Total non-interest income ...................         2,340           1,267           1,377          1,139
                                                -----------     -----------     -----------    -----------
NON-INTEREST EXPENSE
Salaries and employee
 benefits ...................................         2,519           2,303           1,855          2,434
Goodwill ....................................           206             206             206            206
Occupancy expense ...........................         1,325             985             960            888
Other non-interest expense ..................         2,576           1,847           2,378          1,758
                                                -----------     -----------     -----------    -----------
Total non-interest expense ..................         6,626           5,341           5,399          5,286
                                                -----------     -----------     -----------    -----------
Income before income taxes ..................         2,377           2,115           1,850          1,909
Provision for income taxes ..................           459             524             492            576
                                                -----------     -----------     -----------    -----------
Net income ..................................   $     1,918     $     1,591     $     1,358    $     1,333
                                                ===========     ===========     ===========    ===========
KEY STATISTICS
Diluted earnings per share ..................          0.26            0.22            0.19           0.19
Basic earnings per share ....................          0.27            0.22            0.19           0.19
Return on average total assets ..............          0.70%           0.64%           0.60%          0.64%
Return on average total equity ..............         12.18%          10.46%           9.46%          9.86%
Net interest margin .........................          3.28%           3.17%           3.21%          3.32%
Yield on average earning assets .............          6.57%           7.16%           7.67%          8.37
Cost of average paying liabilities 2.42% ....          3.59%           4.40%           4.92%          5.55
Efficiency Ratio (tea) ......................          60.9%           60.6%           64.5%          67.8%
COMMON STOCK INFORMATION
Book value per share ........................   $      8.65     $      8.71     $      8.23    $      8.10
Dividends paid per share ....................         0.020           0.020           0.017          0.017
Outstanding shares at end of pd. ............     7,206,420       7,125,186       7,021,002      7,028,652

                      PRIVATEBANCORP, INC. AND SUBSIDIARIES
                           SUPPLEMENTAL FINANCIAL DATA
            SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)(CONTINUED)

                                                                      2002
                                         -------------------------------------------------------------
                                            FOURTH           THIRD           SECOND          FIRST
                                         ------------     ------------    ------------    ------------
                                            (dollars in thousands except ratios and per share data)
NUMBER OF SHARES USED TO COMPUTE:
Basic earnings per share .............      7,422,471        7,392,542       7,378,748      7,287,033
Diluted earnings per share ...........      7,912,101        7,809,603       7,808,900      7,613,646
Capital Ratios
Total equity to total assets .........           5.77%            5.65%           5.38%          5.27%
Total risk-based capital ratio .......           8.29%            9.10%           9.37%          9.93%
Tier-1 risk based capital ratio ......           6.91%            7.61%           7.84%          8.37%
Leverage ratio .......................           5.47%            5.91%           6.07%          6.25%
Selected Financial Condition
Data (at end of period)
Total securities .....................   $    487,020     $    403,192    $    392,090    $    388,728
Total loans ..........................        965,641          913,197         865,778         782,434
Total assets .........................      1,543,414        1,404,326       1,332,008       1,231,208
Total deposits .......................      1,205,271        1,163,327       1,074,475         981,865
Funds borrowed .......................        209,954          125,422         154,499         155,523
Total stockholders' equity ...........         89,092           79,281          71,697          64,926
Credit Quality
Non-performing assets:
Loans delinquent over 90 days ........            650            2,549           2,518           1,448
Nonaccrual loans .....................            749              430             649           1,458
Other real estate ....................             --               --              --              --
                                         ------------     ------------    ------------    ------------
Total non-performing assets ..........   $      1,399     $      2,979    $      3,167    $      2,906
                                         ============     ============    ============    ============
Loans charged-off ....................              4              165             515              66
Recoveries ...........................             33               70              25              39
                                         ------------     ------------    ------------    ------------
Net charge-offs (recoveries)  ........   $        (29)    $         95    $        490    $         27
                                         ============     ============    ============    ============
Provision for loan losses ............   $        914     $        828    $      1,609    $        511
                                         ============     ============    ============    ============
KEY RATIOS:
Net charge-offs to average loans .....          (0.01)%          0.04%           0.24%           0.01%
Total non-performing loans to total
       loans .........................           0.14%            0.33%           0.37%           0.37%
Total non-performing assets to total
       assets ........................           0.09%            0.21%           0.24%           0.24%
LOAN LOSS RESERVE SUMMARY:
Balance at beginning of period .......   $     10,642     $      9,909    $      8,790    $      8,306
Provision ............................            914              828           1,609             511
Net charge-offs (recoveries) .........            (29)              95             490              27
                                         ------------     ------------    ------------    ------------
Ending allowance for loan losses .....   $     11,585     $     10,642    $      9,909    $      8,790
NET LOAN CHARGE-OFFS (RECOVERIES):
Commercial real estate ...............   $         --     $         --    $         --    $         --
Residential real estate ..............             --               --              --              --
Commercial ...........................             (2)              46             481              18
Personal .............................            (27)              49               9               9
Home equity ..........................             --               --              --              --
Construction .........................             --               --              --              --
                                         ------------     ------------    ------------    ------------
Total net loan charge-
     offs (recoveries) ...............   $        (29)    $         95    $        490    $         27
                                         ============     ============    ============    ============

                                                                      2002
                                         --------------------------------------------------------------
                                             FOURTH           THIRD          SECOND           FIRST
                                         ----------    -------------     ------------     -------------
                                            (DOLLARS IN THOUSANDS EXCEPT RATIOS AND PER SHARE DATA)
NUMBER OF SHARES USED TO COMPUTE:
Basic earnings per share .............    7,160,358        7,071,759        7,022,483         6,972,092
Diluted earnings per share ...........    7,427,007        7,393,757        7,282,625         7,175,100
Capital Ratios
Total equity to total assets .........         5.29%            5.96%            6.12%             6.52%
Total risk-based capital ratio .......         9.71%           10.55%           10.98%            10.97%
Tier-1 risk based capital ratio ......         8.18%            8.88%            9.17%             9.12%
Leverage ratio .......................         6.64%            6.99%            7.26%             7.60%
Selected Financial Condition
Data (at end of period)
Total securities .....................   $  332,933    $     279,319     $    224,505     $     210,840
Total loans ..........................      780,771          715,977          666,262           625,700
Total assets .........................    1,176,768        1,041,975          944,887           873,693
Total deposits .......................      850,495          801,146          750,494           695,571
Funds borrowed .......................      231,488          137,956          106,128            90,397
Total stockholders' equity ...........       62,304           62,087           57,826            56,946
Credit Quality
Non-performing assets:
Loans delinquent over 90 days ........        2,504            3,766              938             2,847
Nonaccrual loans .....................          664            2,658            1,504               117
Other real estate ....................           --               62               --                --
                                         ----------    -------------     ------------     -------------
Total non-performing assets ..........   $    3,168    $       6,486     $      2,442     $       2,964
                                         ==========    =============     ============     =============
Loans charged-off ....................          521              199              332                --
Recoveries ...........................           12               16               35                 8
                                         ----------    -------------     ------------     -------------
Net charge-offs (recoveries)  ........   $      509    $         183     $        297     $          (8)
                                         ==========    =============     ============     =============
Provision for loan losses ............   $    1,257    $         845     $        738     $         339
                                         ==========    =============     ============     =============
KEY RATIOS:
Net charge-offs to average loans .....         0.27%            0.11%            0.18%            (0.01)%
Total non-performing loans to total
 loans ...............................         0.41%            0.91%            0.37%             0.47%
Total non-performing assets to total
 assets ..............................         0.27%            0.62%            0.26%             0.34%
LOAN LOSS RESERVE SUMMARY:
Balance at beginning of period .......   $    7,558    $       6,896     $      6,455     $       6,108
Provision ............................        1,257              845              738               339
Net charge-offs  (recoveries) ........          509              183              297                (8)
                                         ----------    -------------     ------------     -------------
Ending allowance for loan losses .....   $    8,306    $       7,558     $      6,896     $       6,455
NET LOAN CHARGE-OFFS (RECOVERIES):
Commercial real estate ...............   $       --    $          --     $         --     $          --
Residential real estate ..............           --               --               --                --
Commercial ...........................          438              185              276                (3)
Personal .............................           71               (2)              21                (5)
Home equity ..........................           --               --               --                --
Construction .........................           --               --               --                --
                                         ----------    -------------     ------------     -------------
Total net loan charge-
 offs (recoveries) ...................   $      509     $        183     $        297     $          (8)
                                         ==========    =============     ============     =============

                                      F-35

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I,  Ralph Mandell, certify that:

1.   I have reviewed this annual report on Form 10-K of PrivateBancorp, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  March 3, 2003            /s/  RALPH B. MANDELL
                                 ---------------------

                                 Ralph B. Mandell
                                 Chairman, Chief Executive Officer and President

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

I,  Gary Svec, certify that:

1.   I have reviewed this annual report on Form 10-K of PrivateBancorp, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        d) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  March 3, 2003                                    /s/  GARY L. SVEC
                                                         -----------------------

                                                         Gary L. Svec
                                                         Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT NO.   DESCRIPTION OF EXHIBITS
-----------   ------------------------------------------------------------------
3.1           Amended and Restated Certificate of Incorporation of
              PrivateBancorp, Inc. (Filed as an exhibit to the Company's Form
              S-1 Registration Statement (File No. 333-77147) and incorporated herein by reference).
3.2           [Intentionally left blank]
3.3           Amended and Restated By-laws of PrivateBancorp, Inc. (Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference).
4.1           Subordinated Note of PrivateBancorp Inc., dated February 11, 2000, principal amount of $5 million due February 11, 2007, issued to Johnson International, Inc. (Filed as an exhibit to the Company's
              Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and incorporated herein by reference).
4.2           Certain instruments defining the rights of the holders of
              long-term debt of the Company and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis, have not been filed as Exhibits. The Company hereby agrees to furnish a copy of any of these agreements to the SEC upon request.
10.1          Lease Agreement for banking facility located at Ten North
              Dearborn, Chicago, Illinois dated January 1, 1992, as amended, by and between General American Life Insurance Company as successor-in-interest to LaSalle National Trust, N.A., as successor trustee to LaSalle National Bank, not personally but as Trustee under Trust Agreement dated November 6, 1985 and known as
              Trust No. 110519 and The PrivateBank and Trust Company (Filed as an exhibit to the Company's Form S-1 Registration Statement (File
              No. 333-77147) and incorporated herein by reference).
10.2          Lease Agreement for banking facility located at 1603 West
              Sixteenth Street, Oak Brook, Illinois dated October 1996 by and between Columbia Lisle Limited Partnership and The PrivateBank and
              Trust Company (Filed as an exhibit to the Company's Form S-1
              Registration Statement (File No. 333-77147) and incorporated herein by reference).
10.3          First Amendment to Lease dated May 31, 2001 by and between
              Columbia Lisle Limited Partnership and The PrivateBank and Trust
              Company (Filed as an exhibit to the Company's Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference).
10.4          Lease Agreement for banking facility located at 517 Green Bay
              Road, Wilmette, Illinois dated as of May 2, 1994 by and between Gunnar H. Hedlund, Doris S. Hedlund, Robert P. Hedlund and Gerald
              A. Hedlund, LaSalle National Trust, N.A., as successor trustee to
              LaSalle National Bank, not personally but solely as Trustee under Trust Agreement dated December 28, 1972 and known as Trust No.
              45197 and The PrivateBank and Trust Company (Filed as an exhibit to the Company's Form S-1 Registration Statement (File No.
              333-77147) and incorporated herein by reference).
10.5          Building Lease by and between Towne Square Realty, L.L.C. and The
              PrivateBank and Trust Company dated August 6, 1999 (Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and incorporated herein by reference).
10.6          First Amendment to lease dated January 1, 2002 by and between
              Towne Square Realty, L.L.C. and The PrivateBank and Trust
              Company.
10.7          Sublease Agreement for banking facility located at 1401 South
              Brentwood Blvd., St. Louis, Missouri, dated as of December 13,
              1999, by and between Union Planters Bank, National Association,
              St. Louis Brentwood Associates, L.P. and PrivateBancorp, Inc.
              (Filed as an exhibit to the Company's Quarterly Report on Form
              10-Q for the quarter ended March 31, 2000 and incorporated herein by reference).
10.8          Lease Agreement by and between Shodeen Management Company as agent for the beneficiaries of a land trust with Harris Bank St.
              Charles, pursuant to Trust Agreement dated March 4, 1994, and known as Trust No. 2321, and The PrivateBank and Trust Company dated January 9, 2001, for banking facility located at 312
              Crescent Place, Geneva, Illinois (Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended
              March 31, 2001 and incorporated herein by reference).
10.9          Lease Agreement dated August 31, 1995 between 208 South LaSalle
              Associates, L.P. and Lodestar Financial Services, Inc.+
10.10         First Amendment to lease dated February 15, 2000 between
              LaSalle-Adams,L.L.C. and Lodestar Financial Services, Inc.+
10.11         Second Amendment to lease dated August 12, 2002 between
              LaSalle-Adams, L.L.C. and Lodestar Investment Counsel, Inc.+
10.12         Pledge Agreement dated as of May 28, 1998 by and between the
              Ralph B. Mandell Revocable Trust UTA dated June 5, 1997 and
              PrivateBancorp, Inc. (included as Exhibit B to Stock Purchase
              Agreement filed as Exhibit 10.6 to the Company's Form S-1
              Registration Statement (File No. 333-77147) and incorporated herein by reference).

EXHIBIT NO.   DESCRIPTION OF EXHIBITS
-----------   ------------------------------------------------------------------
10.13         PrivateBancorp, Inc. Amended and Restated Stock
              Incentive Plan (filed as Appendix A to the Company's
              Proxy Statement for its 2000 Annual Meeting of
              Stockholders and incorporated herein by reference).*
10.14         Employment Agreement by and between Ralph B. Mandell and
              PrivateBancorp, Inc. dated July 1, 2001 (Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended
              September 30, 2001 and incorporated herein by reference).*
10.15         Outsourcing Agreement by and between The PrivateBank and Trust
              Company and Marshall & Ilsley Corporation, acting through its division M&I Data Services, dated as of April 9, 1999 (Filed as an exhibit to the Company's Form S-1 Registration Statement (File No.
              333-77147) and incorporated herein by reference).
10.16         Employment Agreement by and between Richard C. Jensen and
              PrivateBancorp, Inc. dated as of July 27, 2000 (Filed as an exhibit to the Company's Form S-1 Registration Statement (File No.
              333-52676) and incorporated herein by reference ).*
10.17         Form of Indemnification Agreement by and between PrivateBancorp,
              Inc. and its directors and executive officers (Filed as an exhibit to the Company's Form S-1 Registration Statement (File No.
              333-77147) and incorporated herein by reference).*
10.18         Agreement and Plan of Reorganization by and between
              PrivateBancorp, Inc. and Towne Square Financial Corporation dated as of June 24, 1999 (Filed as an exhibit to the Company's Form S-1
              Registration Statement (File No. 333-77147) and incorporated herein by reference).
10.19         Stock Purchase Agreement dated as of October 4, 1999 by and among
              PrivateBancorp, Inc., Johnson International, Inc. and Johnson Bank
              Illinois (Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference).
10.20         Loan Agreement dated as of February 11, 2000, between
              PrivateBancorp, Inc. and LaSalle Bank National Association (Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and incorporated herein by reference).
10.21         Amendment No. 1 to Loan agreement dated as of February 11, 2002 between PrivateBancorp, Inc. and LaSalle Bank National Association
              (Filed as an exhibit to the Company's Quarterly Report on Form
              10-Q for the quarter ended March 31, 2002 and incorporated herein by reference).
10.22         Amendment No. 2 to Loan agreement dated as of April 11, 2002 between PrivateBancorp, Inc. and LaSalle Bank National Association
              (Filed as an exhibit to the Company's Quarterly Report on Form
              10-Q for the quarter ended June 30, 2002 and incorporated herein by reference).
10.23         Amendment No. 3 to Loan agreement dated as of December 24, 2002 between PrivateBancorp, Inc. and LaSalle Bank National
              Association.+
10.24         Letter Agreement dated September 26, 2000 by and between
              PrivateBancorp, Inc., The PrivateBank and Trust Company and Donald
              A. Roubitchek (Filed as an exhibit to the Company's Quarterly
              Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference).*
10.25         Employment Agreement by and between William Goldstein and Lodestar
              Investment Counsel LLC, dated as of December 30, 2002.+
12.1          Calculation of Ratio of Earnings to Fixed Charges.+
21.1          Subsidiaries of the Registrant
23.1          Consent of Ernst & Young LLP.+
24.1          Powers of Attorney (set forth on signature page).
99.1          Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+
99.2          Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

+      Filed herewith.
* Indicates management contracts or compensatory plans or arrangements required to be filed as an exhibit.