Form 10-Q
period 2003-03-31
PRIVATEBANCORP INC
filed 2003-05-14
CIK 889936

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2003

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

         Indicate by checkmark whether the Registrant is an accelerated filer
(as defined in Rule 12b-2 of the Act).   Yes [X]   No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

===============================================================================
             CLASS                      OUTSTANDING AS OF MAY 12, 2003
-------------------------------------------------------------------------------
     Common, no par value                         7,768,134
===============================================================================

                              PRIVATEBANCORP, INC.

                           FORM 10-Q QUARTERLY REPORT

                                TABLE OF CONTENTS

                                                                                                              Page
                                                                                                            Number
                                                                                                            ------

Selected Financial Data..........................................................................................2

                                     PART I

Item 1.  Financial Statements....................................................................................4

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..................17

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.............................................35

Item 4.  Controls and Procedures................................................................................37


                                     PART II

Item 1.  Legal Proceedings......................................................................................38

Item 2.  Changes in Securities and Use of Proceeds..............................................................38

Item 3.  Defaults upon Senior Securities........................................................................38

Item 4.  Submission of Matters to a Vote of Security Holders....................................................38

Item 5.  Other Information......................................................................................38

Item 6.  Exhibits and Reports on Form 8-K.......................................................................38

Signatures......................................................................................................40

SELECTED FINANCIAL DATA

         The following table summarizes certain selected unaudited consolidated financial information of PrivateBancorp, Inc. at or for the periods indicated. This information should be read in conjunction with the unaudited consolidated financial statements and related notes included pursuant to Item 1 of this report.

                                                                           QUARTER ENDED
                                                   -------------------------------------------------------------
                                                   03/31/03     12/31/02      09/30/02     06/30/02     03/31/02
                                                   ---------   ----------    ----------   ----------   ---------
                                                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
SELECTED STATEMENT OF INCOME DATA:
Interest income:
Loans, including fees........................       $15,167      $14,043       $13,704      $12,665      $12,148
Federal funds sold and interest-bearing
deposits.....................................            25           63            38            8           17
    Securities...............................         5,379        5,507         4,557        4,886        4,206
                                                    -------      -------       -------      -------      -------
Total interest income........................        20,571       19,613        18,299       17,559       16,371
                                                    -------      -------       -------      -------      -------

Interest expense:
   Interest-bearing demand deposits..........           128          129           168          168          171
    Savings and money market deposit accounts         1,709        1,923         1,923        1,763        1,719
   Other time deposits.......................         3,940        4,037         3,976        3,810        4,323
   Funds borrowed............................         1,312        1,226         1,304        1,353        1,309
   Trust preferred interest expense..........           485          485           485          485          485
                                                    -------      -------       -------      -------      -------
      Total interest expense.................         7,574        7,800         7,856        7,579        8,007
                                                    -------      -------       -------      -------      -------

   Net interest income.......................        12,997       11,813        10,443        9,980        8,364
   Provision for loan losses.................           956          914           828        1,609          511
                                                    -------      -------       -------      -------      -------
   Net interest income after provision for
      loan losses............................        12,041       10,899         9,615        8,371        7,853
                                                    -------      -------       -------      -------      -------
Non-interest income:
   Banking, wealth management services and
      other income...........................         2,701        1,975         1,763        1,802        1,542
   Securities (losses) gains, net............           (55)        (313)          280          274         (230)
    Trading losses on swap...................          (230)        (282)         (662)          --           --
                                                    -------      -------       -------      -------      -------
      Total non-interest income..............         2,416        1,380         1,381        2,076        1,312
                                                    -------      -------       -------      -------      -------
Non-interest expense:
   Salaries and employee benefits............         4,778        3,903         3,393        3,469        3,214
   Occupancy expense, net....................         1,419        1,319         1,227        1,206        1,139
   Data processing...........................           393          393           433          374          308
   Marketing.................................           486          557           351          374          365
   Amortization of other intangibles.........            42           --            --           --           --
   Professional fees.........................         1,284          774           997        1,027          891
   Insurance.................................           168          137           118          106           93
Other expense................................           849          851           569          557          462
                                                    -------      -------       -------      -------      -------
   Total non-interest expense................         9,419        7,934         7,088        7,113        6,472
                                                    -------      -------       -------      -------      -------
   Minority Interest expense.................            38           --            --           --           --
   Income before income taxes................         5,000        4,345         3,908        3,334        2,693
                                                    -------      -------       -------      -------      -------
   Income tax provision......................         1,397        1,125           875          724          549
                                                    -------      -------       -------      -------      -------

Net income...................................       $ 3,603      $ 3,220       $ 3,033      $ 2,610      $ 2,144
                                                    =======      =======       =======      =======      =======

PER SHARE DATA:

Basic earnings...............................       $  0.47      $  0.43       $  0.41      $  0.35      $  0.29
Diluted earnings.............................          0.44         0.41          0.39         0.33         0.28
Dividends....................................          0.040        0.027         0.027        0.020        0.020
Book value (at end of period)................         12.29        11.56         10.71         9.71         8.80


            All previously reported share and per share data has been
                restated to reflect the 3-for-2 stock split which
                          occurred on January 17, 2003.

                                                                           QUARTER ENDED
                                                   -------------------------------------------------------------
                                                   03/31/03     12/31/02      09/30/02     06/30/02     03/31/02
                                                   ---------   ----------    ----------   ----------   ---------
                                                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
SELECTED FINANCIAL DATA (AT END OF PERIOD):
Total securities (1).........................      $505,877     $487,020      $403,192     $392,090     $388,728
Total loans..................................     1,018,196      965,641       913,197      865,778      782,434
Total assets.................................     1,628,995    1,543,414     1,404,326    1,332,008    1,231,208
Total deposits...............................     1,365,344    1,205,271     1,163,327    1,074,475      981,865
Funds borrowed...............................       124,933      209,954       125,422      154,499      155,523
Trust preferred securities...................        20,000       20,000        20,000       20,000       20,000
Total stockholders' equity...................        95,373       89,092        79,281       71,697       64,926
Wealth management assets under management....     1,204,239    1,239,779       693,869      733,939      758,242
Lodestar assets under management.............       501,276      481,904            --           --           --

SELECTED FINANCIAL RATIOS AND OTHER DATA:
Performance Ratios:
   Net interest margin(2) (8)...............           3.68%        3.56%         3.46%        3.53%        3.18%
   Net interest spread(3)....................          3.53         3.37          3.27         3.34         2.96
   Non-interest income to average assets.....          0.62         0.38          0.41         0.65         0.36
   Non-interest expense to average assets....          2.41         2.16          2.08         2.24         2.07
   Net overhead ratio(4).....................          1.80         1.78          1.68         1.59         1.71
   Efficiency ratio (5)......................          58.5         57.3          56.3         55.4         61.1
   Return on average assets (6)..............          0.92         0.88          0.89         0.82         0.73
   Return on average equity (7)..............         15.49        15.99         15.86        15.07        13.35
   Dividend payout ratio.....................          8.62         6.14          6.51         5.66         6.88

Asset Quality Ratios:
   Non-performing loans to total loans.......          0.35%        0.14%         0.33%        0.37%        0.37%
   Allowance for loan losses to:
      total loans............................          1.22         1.20          1.17         1.14         1.12
      non-performing loans...................           355          828           357          313          303
   Net charge-offs (recoveries) to average
      total loans............................          0.03        (0.01)         0.04         0.24         0.01
   Non-performing assets to total assets.....          0.22         0.09          0.21         0.24         0.24
   Non-accrual loans to total loans..........          0.15         0.08          0.05         0.07         0.19

Balance Sheet Ratios:

   Loans to deposits.........................          74.6%        80.1%         78.5%        80.6%        79.7%
    Average interest-earning assets to
      average interest-bearing liabilities...         107.1        108.2         108.0        107.8        107.5

Capital Ratios:
   Total equity to total assets..............          5.85%        5.77%         5.65%        5.38%        5.27%
   Total risk-based capital ratio............          8.30         8.29          9.10         9.37         9.93
   Tier 1 risk-based capital ratio...........          6.99         6.91          7.61         7.84         8.37
   Leverage ratio............................          5.27         5.47          5.91         6.07         6.25

------------------
(1) The entire securities portfolio was classified as "available-for-sale" for the periods presented.
(2) Net interest income, on a tax-equivalent basis, divided by average interest-earning assets.
(3) Yield on average interest-earning assets less rate on average interest-bearing liabilities.
(4) Non-interest expense less non-interest income divided by average total assets.
(5) Non-interest expense divided by the sum of net interest income (tax equivalent) plus non-interest income.
(6)      Net income divided by average total assets.
(7)      Net income divided by average common equity.
(8) The company adjusts GAAP reported net interest income by the tax equivalent adjustment amount to account for the tax attributes on federally tax exempt municipal securities. For GAAP purposes, tax benefits associated with federally tax exempt municipal securities are reflected in income tax expense. The following table reconciles reported net interest income to net interest income on a tax equivalent basis for the periods presented:


                 RECONCILIATION OF NET INTEREST INCOME TO NET INTEREST INCOME ON A TAX EQUIVALENT BASIS
                                                            1Q03          4Q02         3Q02         2Q02         1Q02
                                                         --------------------------------------------------------------
         Net interest income............................   $12,997      $11,813       $10,443       $9,980        $8,364
         Tax equivalent adjustment to net interest
           income.......................................       695          661           756          790           687
                                                          --------      -------       -------      -------        ------
         Net interest income, tax equivalent basis         $13,692      $12,474       $11,199      $10,770        $9,051
                                                          --------      -------       -------      -------        ------

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                      PRIVATEBANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                MARCH 31,        DECEMBER 31,         MARCH 31,
                                                                  2003               2002               2002
                                                               -----------       ------------       ------------
                                                               (UNAUDITED)                           (UNAUDITED)
ASSETS
Cash and due from banks.................................       $   46,643         $   34,529        $   25,852
Federal funds sold and other short-term investments.....            7,415                258             3,558
                                                               ----------         ----------        ----------
   Total cash and cash equivalents......................           54,058             34,787            29,410
                                                               ----------         ----------        ----------
Loans held for sale.....................................           12,591             14,321             1,785
Available-for-sale securities, at fair value............          505,877            487,020           388,728
Loans, net of unearned discount.........................        1,018,196            965,641           782,434
Allowance for loan losses...............................          (12,471)           (11,585)           (8,790)
                                                               ----------         ----------        ----------
Net loans...............................................        1,005,725            954,056           773,644
                                                               ----------         ----------        ----------
Goodwill and other intangibles..........................           21,743             21,742            10,805
Premises and equipment, net.............................            6,516              6,851             4,026
Accrued interest receivable.............................            7,258              9,427             8,307
Other assets............................................           15,227             15,210            14,503
                                                               ----------         ----------        ----------
Total assets............................................       $1,628,995         $1,543,414        $1,231,208
                                                               ==========         ==========        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits:
   Noninterest-bearing..................................       $   88,243          $  88,986        $   62,359
   Interest-bearing.....................................           73,699             64,893            54,214
Savings and money market deposit accounts...............          476,100            488,941           369,811
Brokered deposits.......................................          387,006            279,806           278,918
Other time deposits.....................................          340,296            282,645           216,563
                                                               ----------         ----------        ----------
   Total deposits.......................................        1,365,344          1,205,271           981,865
Funds borrowed..........................................          124,933            209,954           155,523
Trust preferred securities..............................           20,000             20,000            20,000
Accrued interest payable................................            3,779              4,986             2,812
Other liabilities.......................................           19,566             14,111             6,082
                                                               ----------         ----------        ----------
Total liabilities.......................................        1,533,622          1,454,322         1,166,282
                                                               ----------         ----------        ----------

STOCKHOLDERS' EQUITY
Preferred Stock, 1,000,000 shares authorized............               --               --                  --
Common stock, without par value, $1 stated value;
   12,000,000 shares authorized; 7,762,014, 7,704,203,
   and 7,375,530 shares issued and outstanding as of
   March 31, 2003, December 31, 2002 and March 31,
   2002, respectively...................................            7,762              7,704             7,376
Surplus.................................................           45,594             45,367            39,813
Retained earnings.......................................           31,076             27,784            19,465
Accumulated other comprehensive income..................           11,403              8,826                31
Deferred compensation...................................             (462)              (589)             (809)
Loans to officers.......................................               --                 --              (950)
                                                               ----------         ----------        ----------
Total stockholders' equity..............................           95,373             89,092            64,926
                                                               ----------         ----------        ----------
Total liabilities and stockholders' equity..............       $1,628,995         $1,543,414        $1,231,208
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

                      PRIVATEBANCORP, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                      THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                                     --------------------
                                                                                       2003        2002
                                                                                     ---------   --------

INTEREST INCOME
Loans, including fees........................................................         $15,167     $12,148
Taxable securities...........................................................           3,792       2,862
Securities exempt from federal income taxes..................................           1,587       1,344
Federal funds sold and interest bearing deposits.............................              25          17
                                                                                      -------     -------
   Total interest income.....................................................          20,571      16,371
                                                                                      -------     -------

INTEREST EXPENSE
Deposits:
   Interest-bearing demand...................................................             128         171
   Savings and money market deposit accounts.................................           1,709       1,719
   Brokered deposits and other time deposits.................................           3,940       4,323
Funds borrowed...............................................................           1,312       1,309
Trust preferred securities...................................................             485         485
                                                                                      -------     -------
   Total interest expense....................................................           7,574       8,007
                                                                                      -------     -------
   Net interest income.......................................................
                                                                                       12,997       8,364
Provision for loan losses....................................................             956         511
                                                                                      -------     -------
   Net interest income after provision for loan losses.......................          12,041       7,853
                                                                                      -------     -------

NON-INTEREST INCOME
   Banking, wealth management services and other income......................           2,701       1,542
   Securities losses, net....................................................             (55)       (230)
   Trading losses, net.......................................................            (230)         --
                                                                                      -------     -------
      Total non-interest income..............................................           2,416       1,312
                                                                                      -------     -------

NON-INTEREST EXPENSE
Salaries and employee benefits...............................................           4,778       3,214
Occupancy expense, net.......................................................           1,419       1,139
Professional fees............................................................           1,284         891
Amortization of other intangibles............................................              42          --
Other non-interest expense...................................................           1,896       1,228
                                                                                      -------     -------
   Total non-interest expense................................................           9,419       6,472
                                                                                      -------     -------
Minority interest............................................................              38          --
                                                                                      -------     -------
Income before income taxes...................................................           5,000       2,693
                                                                                      -------     -------
Income tax provision.........................................................           1,397         549
                                                                                      -------     -------
   Net income................................................................         $ 3,603     $ 2,144
                                                                                      =======     =======
Basic earnings per share.....................................................           $0.47       $0.29
Diluted earnings per share...................................................           $0.44       $0.28

         The accompanying notes to consolidated financial statements are an integral part of these statements. All previously reported share and per share data has been restated to reflect
            a 3-for-2 stock split which occurred on January 17, 2003.

                      PRIVATEBANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
             THREE MONTHS ENDED MARCH 31, 2003 AND 2002 (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              ACCUMULATED
                                                                 OTHER                         LOANS         TOTAL
                            COMMON               RETAINED    COMPREHENSIVE      DEFERRED        TO        STOCKHOLDERS'
                             STOCK     SURPLUS   EARNINGS        INCOME        COMPENSATION   OFFICERS      EQUITY
                           --------    -------   --------    -------------     ------------   --------    -------------
BALANCE, JANUARY 1,
   2002                     $7,206     $39,114   $17,468       $   323          $  (857)       $(950)      $62,304
Net income.............         --          --     2,144            --               --           --         2,144
Net decrease in fair
   value of securities
   classified as
   available-for-sale,
   net of income taxes
   and
   reclassification
   adjustments.........         --          --        --          (292)              --           --         (292)
                            ------     -------    ------        ------          -------        -----       ------
Total comprehensive
   income..............         --          --     2,144          (292)              --           --        1,852
                            ------     -------    ------        ------          -------        -----       ------
Cash dividends
   declared ($0.02 per
   share)..............         --          --      (147)           --               --           --         (147)
Issuance of common
   stock...............        530         699        --            --               --           --          869

Awards granted.........         --          --        --            --              (39)          --          (39)
Amortization of
   deferred
   compensation........         --          --        --            --               87           --           87
Repayment of loans to
   officers............         --          --        --            --               --           --           --
                            ------     -------   -------       -------          -------        -----       ------
BALANCE, MARCH 31, 2002     $7,736     $39,813   $19,465       $    31          $  (809)       $(950)     $64,926
                            ======     =======   =======       =======          =======        =====      =======

BALANCE, JANUARY 1,
   2003                     $7,704     $45,367   $27,784       $ 8,826          $  (589)         $--      $89,092
Net income.............         --          --     3,603            --               --           --        3,603
Net increase in fair
   value of securities
   classified as
   available-for-sale,
   net of income taxes
   and
   reclassification
   adjustments.........         --          --        --        2,577                --           --        2,577
                            ------     -------    ------        ------          -------        -----       ------
Total comprehensive
   income..............         --          --     3,603        2,577                --           --        6,180
                            ------     -------    ------        ------          -------        -----       ------
Cash dividends
   declared ($0.04 per
   share)..............         --          --      (311)          --                --           --        (311)
Issuance of common
   stock...............         58         227        --           --                --           --         285
Awards granted and
   forfeited...........         --          --        --           --               119           --         119
Amortization of
   deferred
   compensation........         --          --        --           --                 8           --           8
                            ------     -------   -------      -------           -------        -----     -------
BALANCE, MARCH 31, 2003     $7,762     $45,594   $31,076      $11,403             $(462)       $  --     $95,373
                            ======     =======   =======      =======           =======        =====     =======

       The accompanying notes to consolidated financial statements are an integral part of these statements.

                      All previously reported share and per
                         share data has been restated to
                      reflect the 3-for-2 stock split which
                          occurred on January 17, 2003.

                      PRIVATEBANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             THREE MONTHS ENDED MARCH 31, 2003 AND 2002 (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                         THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                      ------------------------
                                                                                        2003            2002
                                                                                      --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income.....................................................................       $  3,603        $  2,144
                                                                                      --------        --------
Adjustments to reconcile net income to net cash provided by operating activities
   Depreciation and amortization...............................................            408             289
   Johnson Bank Illinois purchase accounting fair value accretion, net.........            (89)            (73)
   Amortization of deferred compensation, net of forfeitures...................              8              87
   Provision for loan losses...................................................            956             511
   Net losses on sale of securities............................................             55             230
   Trading losses on interest rate swap........................................            230              --
   Net proceeds on loans held for sale.........................................          1,729           9,550
   Decrease in deferred loan fees..............................................           (132)            (75)
   Decrease (increase) in accrued interest receivable..........................          2,169          (1,045)
   (Decrease) increase in accrued interest payable.............................         (1,207)            700
   (Increase) decrease in other assets.........................................         (5,511)            813
   Increase (decrease) in other liabilities....................................          9,585          (4,288)
                                                                                      --------        --------
   Total adjustments...........................................................          8,201           6,699
                                                                                      --------        --------
   Net cash provided by operating activities...................................         11,804           8,843
                                                                                      --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities, paydowns, and sales of securities....................         13,232          31,366
Purchase of securities available-for-sale......................................        (28,468)        (87,834)
Net loan principal advanced ...................................................        (52,403)         (1,567)
Investment in Lodestar Investment Counsel, LLC ................................             36              --
Premises and equipment expenditures............................................            (86)           (479)
                                                                                      --------        --------
   Net cash used in investing activities.......................................        (67,689)        (58,514)
                                                                                      --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in total deposits.................................................        160,084         131,374
Proceeds from exercise of stock options........................................            404             830
Dividends paid.................................................................           (311)           (147)
Net decrease in funds borrowed.................................................        (85,021)        (75,777)
                                                                                      --------        --------
   Net cash provided by financing activities...................................         75,156          56,280
                                                                                      --------        --------

Net increase in cash and cash equivalents......................................         19,271           6,609

Cash and cash equivalents at beginning of year.................................         34,787          22,801
                                                                                      --------        --------
Cash and cash equivalents at end of period.....................................       $ 54,058        $ 29,410
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

                      PRIVATEBANCORP, INC. AND SUBSIDIARIES

                         NOTE 1 -- BASIS OF PRESENTATION

         The consolidated financial information of PRIVATEBANCORP, Inc. (the "Company") and its subsidiaries, The PrivateBank and Trust Company (the "Bank" or "The PrivateBank (Chicago)") and The PrivateBank (St. Louis), included herein is unaudited; however, such information reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation for the interim periods. The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.

         The annualized results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results expected for the full year ending December 31, 2003. The accompanying consolidated financial statements are unaudited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, or cash flows in accordance with generally accepted accounting principles. The March 31, 2003 consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2002 included in the Company's Annual Report on Form 10-K (File No. 000-25887).

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

         Pursuant to FAS No. 148, Accounting for Stock-Based Compensation (FAS No. 148), pro forma net income and pro forma earnings per share are presented in the following table as if the fair value method of accounting for stock-based compensation plans had been utilized.

                                                        THREE MONTHS ENDED
                                                              MARCH 31,
                                                        2003            2002
                                                        ----            ----
                                                       (DOLLARS IN THOUSANDS)
Net income--
       As reported............................        $3,603           $2,144
       Pro forma..............................         3,576            2,030
Basic earnings per share--
       As reported............................         $0.47            $0.29
       Pro forma..............................          0.47             0.27
Diluted earnings per share--
       As reported............................         $0.44            $0.28
       Pro forma..............................          0.44             0.27

Note: The pro forma results above may not be representative of the effect reported in net income for future years.

         In determining the fair value of each option grant for purposes of the above pro forma disclosures, the Company used an option pricing model with the following assumptions for grants made in 2002: dividend yield of 0.35%; risk-free interest rate of 5.07%; expected lives of 10 years for the Stock Incentive Plan options, for the compensation replacement options and for the various director options;

and expected volatility of approximately 50%. No stock option grants have been made in 2003 as of the date of the filing of this report.


                          NOTE 2 -- EARNINGS PER SHARE

         The following table shows the computation of basic and diluted earnings per share (in thousands except per share data):

                                                          THREE MONTHS ENDED
                                                                MARCH 31,
                                                       -------------------------
                                                           2003            2002
                                                        --------        --------
Net Income.........................................     $ 3,603         $ 2,144

Average common shares outstanding..................       7,601           7,287
Average common shares equivalent(1)................         541             326
                                                        -------         -------
Weighted average common shares and common share
   equivalents.....................................       8,142           7,613
                                                        =======         =======
Net income per average common share - basic........     $  0.47         $  0.29
Net income per average common share - diluted......     $  0.44         $  0.28

------------------
(1) Common shares equivalent result from stock options being treated as if they had been exercised and are computed by application of the treasury stock method.

                        NOTE 3 - NEW ACCOUNTING STANDARDS

         In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others. This interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 clarifies that a guarantor is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for the Company as of December 31, 2002, and require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor's obligations under the guarantee. The recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. Significant guarantees that have been entered into by the Company are disclosed in Note 14 to the audited consolidated financial statements included in our report on Form 10-K for the year ended December 31, 2002.

         In December 2002, the FASB issued FAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure (FAS No. 148), which provides guidance on how to transition from the intrinsic value method of accounting for stock-based employee compensation under APB No. 25 to FAS No. 123's fair value method of accounting, if a company so elects. The statement also amends the disclosure provisions of FAS No. 123 and APB No. 25 to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While FAS No. 148 does not amend FAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of FAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of FAS No. 123 or the intrinsic value method of APB No. 25. Although the recognition provisions of FAS No. 148 are not applicable to the Company at this time, as it continues to account for stock-based compensation using the intrinsic value method, the Company has provided the required disclosures in Note 1 to these consolidated financial statements.

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

         Individual banking services include interest bearing checking, money market accounts, certificates of deposit, ATM/debit cards and investment brokerage accounts. Additionally, The PrivateBank (Chicago) offers secured and unsecured personal loans and lines of credit. Through The PrivateBank (Chicago)'s affiliations with Mesirow Financial, Inc. and Sterling Investment Services, Inc., clients have access to insurance products and securities brokerage services. The PrivateBank (Chicago) also offers domestic and international wire transfers and foreign currency exchange. During the second quarter of 2002, the PrivateBank (Chicago) introduced an Index Powered Certificate of Deposit product ("IPCD") with a five-year term. This non-fee based, FDIC-insured product is a five-year certificate of deposit with a yield based on the performance of the S&P 500. The PrivateBank (Chicago) balance sheet reflects the goodwill and intangibles of $21.7 million at March 31, 2003, which remained relatively flat compared to December 31, 2002 balances.

                                            THE PRIVATEBANK (CHICAGO)
                                          -----------------------------
                                                    MARCH 31,
                                          -----------------------------
                                             2003              2002
                                          ------------     ------------
                                                 (IN THOUSANDS)

Total gross loans..................       $  903,579       $   701,105
Total assets.......................        1,459,706         1,134,858
Total deposits.....................        1,216,101           915,111
Total borrowings...................           93,697           120,523
Total capital......................          130,599            88,869
Net interest income................           10,601             8,035
Net income.........................            4,153             2,666

THE PRIVATEBANK (ST. LOUIS)

         The PrivateBank (St. Louis), through its main office located in St. Louis, Missouri, provides personal and commercial banking services primarily to affluent individuals, professionals, entrepreneurs and their business interests.

         The PrivateBank (St. Louis) offers a full range real estate lending products including fixed and floating rate permanent and mini-permanent mortgages and construction loans. Personal loans include installment loans and lines of credit, home equity loans and a wide variety of home mortgage loans. Commercial lending products provided by The PrivateBank (St. Louis) include lines of credit for working capital, term loans for equipment and letters of credit to support the commitments made by its clients. Non-credit products include lock-box, cash concentration accounts, merchant credit card processing, electronic funds transfer, other cash management products and insurance. Individual banking services include interest bearing checking, money market deposit accounts, certificates of deposit, ATM/debit cards and investment brokerage accounts. The PrivateBank (St. Louis) also offers domestic and international wire transfers and foreign currency exchange.

                                           THE PRIVATEBANK (ST. LOUIS)
                                           ---------------------------
                                                    MARCH 31,
                                           ---------------------------
                                             2003              2002
                                           ---------          --------
                                                 (IN THOUSANDS)
Total gross loans...................        $116,559          $82,278
Total assets........................         180,177           96,661
Total deposits......................         151,293           66,807
Total borrowings....................          12,486           21,000
Total capital.......................          13,987            8,249
Net interest income................            1,012              890
Net income..........................             390              122

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

         On December 30, 2002, The PrivateBank (Chicago) acquired a controlling interest in Lodestar Investment Counsel LLC, a Chicago-based investment adviser with $501.3 million of assets under management at March 31, 2003. Lodestar manages equity, balanced, and fixed income accounts primarily for high net-worth individuals, retirement plans and charitable organizations with investable assets generally in excess of $1.0 million, and emphasizes highly personalized client service.

                                                WEALTH MANAGEMENT
                                           ----------------------------
                                                    MARCH 31,
                                           ----------------------------
                                              2003               2002
                                           ----------         ---------
                                                  (IN THOUSANDS)
Wealth management assets under
   management.......................       $1,204,239         $758,242
Trust fee revenue...................              759              724
Lodestar assets under management
   revenue..........................              726               --
Net income..........................               75              123

         The following table indicates the breakdown of our wealth management assets under management at March 31, 2003 by account classification and related gross revenue for the three months ended March 31, 2003:

                                           AT OR FOR THE THREE MONTHS
                                               ENDED MARCH 31, 2003
                                           ---------------------------
                                           MARKET VALUE        REVENUE
                                           ------------        -------
             ACCOUNT TYPE                        (IN THOUSANDS)
             ------------
Personal trust--managed..............       $  592,433         $  889
Agency--managed......................          172,455            280
Custody.............................           338,391            261
Employee benefits--managed...........          100,960             55
                                            ----------         ------
   Total............................        $1,204,239         $1,485
                                            ==========         ======

HOLDING COMPANY ACTIVITIES

         Holding Company Activities consist of parent company only matters. The Holding Company's most significant assets are its net investments in its two banking subsidiaries, The PrivateBank (Chicago) and The PrivateBank (St. Louis). During the first quarter 2002, in connection with the issuance of $20.0 million of 9.50% trust preferred securities, the Holding Company issued $20.0 million of subordinated debentures which are accounted for as long-term debt and also qualify as Tier 1 and Tier 2 capital (see note 9). The Tier 1 qualifying amount is limited to 25% of Tier 1 capital under Federal Reserve regulations. The excess amount qualifies as Tier 2 capital. Holding Company Activities are reflected primarily by interest expense on borrowings and operating expenses. Recurring holding company operating expenses consist of compensation (amortization of restricted stock awards, other salary expense) and miscellaneous professional fees. In May of 2002, PrivateBancorp, Inc. acquired an office building located in St. Charles, Illinois, for $1.8 million from Towne Square Realty. The St. Charles location of The PrivateBank (Chicago) continues to lease space in the building and pays rent to the Holding Company at the same terms and conditions as was paid to the prior owner.

                                           HOLDING COMPANY ACTIVITIES
                                           --------------------------
                                                    MARCH 31,
                                           --------------------------
                                             2003              2002
                                           --------          --------
                                                  (IN THOUSANDS)
Total assets.......................        $149,311           $98,643
Total borrowings...................          33,750            14,000
Long-term debt - trust preferred
   securities......................          20,000            20,000
Interest expense...................             758               565
Total capital......................          95,373            64,926
Net loss...........................          (1,015)             (767)

         The following table reconciles the differences between the sum of the reportable segments and the reported consolidated balance of total assets:

                                                   TOTAL ASSETS
                                           ----------------------------
                                                    MARCH 31,
                                           ----------------------------
                                             2003              2002
                                           -----------      -----------
                                                  (IN THOUSANDS)
Sum of reportable segments..........       $1,789,194       $1,330,162
Adjustments.........................         (160,199)         (98,954)
                                           ----------       ----------
Consolidated PrivateBancorp, Inc....       $1,628,995       $1,231,208
                                           ==========       ==========

         The adjustments to total assets presented in the table above represent the elimination of the net investment in banking subsidiaries in consolidation, the elimination of the Company's cash that is maintained in a subsidiary bank account, the elimination of fed funds purchased and sold between Chicago and St. Louis, the reclassification of the unearned discount of loans and the reclassification related to current and deferred taxes.

             NOTE 5 -- ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying values and estimated fair values of financial instruments as of March 31, 2003 have not materially changed on a relative basis from the carrying values and estimated fair values of financial instruments disclosed as of December 31, 2002.

                      NOTE 6 -- OTHER COMPREHENSIVE INCOME

         Change in the fair value of securities available-for-sale is presented on a net basis on the Consolidated Statement of Changes in Stockholders' Equity. The following table discloses the changes in other accumulated comprehensive income for the three months ended March 31, 2003 and 2002, on a gross basis (in thousands):

                                                                        MARCH 31, 2003
                                                          -------------------------------------------
                                                           BEFORE                             NET OF
                                                            TAX               TAX               TAX
                                                           AMOUNT           BENEFIT           AMOUNT
                                                          --------          -------           ------
Unrealized gains on securities available-for-sale--
Unrealized holding gains, net.....................        $ 3,850           $ 1,309          $ 2,541
Less:  reclassification adjustment for net
   losses, included in net income.................            (55)              (19)             (36)
                                                          -------           -------          -------
Unrealized gains, net.............................        $ 3,905           $ 1,328          $ 2,577
                                                          =======           =======          =======

                                                                        MARCH 31, 2002
                                                          -------------------------------------------
                                                           BEFORE                             NET OF
                                                            TAX               TAX               TAX
                                                           AMOUNT           BENEFIT           AMOUNT
                                                          --------          -------           ------
Unrealized losses on securities
   available-for-sale--
Unrealized holding losses, net....................         $ (597)         $   (122)          $ (475)
Less:  reclassification adjustment for net gain
   included in net income.........................           (230)              (47)            (183)
                                                           ------          --------           ------
Unrealized losses, net............................         $ (367)         $    (75)          $ (292)
                                                           ======          ========           ======

                            NOTE 7 -- FUNDS BORROWED

         A summary of all funds borrowed and outstanding at March 31, 2003, December 31, 2002 and March 31, 2002 is presented in the table below:

   FUNDS BORROWED:                                    CURRENT RATE   MATURITY     3/31/03     12/31/02     3/31/02
   Subordinated note                                      3.35%     02/11/07      $ 5,000     $ 5,000      $ 5,000

   FHLB fixed advance (1)                                 6.50%     10/23/05       26,648      26,616       24,698

   FHLB fixed advance                                     1.61%     01/16/04        1,000          --           --

   FHLB fixed advance                                     6.21%     12/05/03       30,000      30,000       30,000

   FHLB fixed advance                                     1.73%     11/07/03        6,000       6,000           --

   FHLB fixed advance                                     2.21%     07/17/03        1,000       1,000           --

   FHLB fixed advance                                     2.74%     07/17/03        1,000       1,000        1,000

   FHLB fixed advance                                     2.46%     06/16/03          500         500           --

   FHLB fixed advance                                     2.70%     05/08/03        1,000       1,000           --
   Borrowing under revolving line of credit
   facility                                               3.50%     04/11/03       28,750      25,000        9,000

   FHLB fixed advance                                     2.98%     03/10/03           --       1,000        1,000

   FHLB fixed advance                                     2.38%     01/13/03           --       1,000        1,000

   FHLB fixed advance                                     5.89%     12/20/02           --          --        1,000

   FHLB fixed advance                                     2.39%     11/12/02           --          --        5,000

   FHLB fixed advance                                     5.33%     07/22/02           --          --        1,000

   FHLB fixed advance                                     5.91%     06/21/02           --          --          500

   FHLB fixed advance                                     4.21%     05/13/02           --          --        1,000

   FHLB open line advance                                 1.48%        daily           --       9,700           --

   Fed funds purchased                                    1.56%        daily        9,000      98,000       69,000

   Demand repurchase agreements(2)                        1.25%        daily       15,035       4,138        6,325
                                                                                 --------    --------     --------
   TOTAL FUNDS BORROWED                                                          $124,933    $209,954     $155,523
                                                                                 ========    ========     ========

-----------------------------------------------------------------------------------------------------------------
(1)  This FHLB advance is subject to a fair value hedge utilizing an interest rate swap with a fair value of $2.8 million at March 31, 2003. The contractual par amount on the advance is $25.0 million.
(2)  Demand repurchase agreements are a form of retail repurchase agreement offered to certain clients of The PrivateBank. Funds are swept each business day from the client's demand deposit account. These amounts are not deposits and are not insured, but are secured by a pool of securities pledged specifically for this purpose.

         In February 2002, the Company renewed the term on an $18.0 million revolving credit facility with a commercial bank originally entered into in February 2000. On April 11, 2002, the loan agreement was amended and the revolving line was increased to $25.0 million. On December 24, 2002, the loan agreement was amended to increase the revolving line to $35.0 million and to extend the maturity to December 1, 2003. The interest rate on borrowings under this revolving line resets quarterly, and is based on, at our option, either the lender's prime rate or three-month LIBOR plus 120 basis points with a floor of 3.50%. The Company has elected to pay interest based on the three-month LIBOR rate plus 120 basis points. The initial rate of interest on the revolver was 7.20%, and most recently reset to 3.50% on March 1, 2003. The collateral for this borrowing consists of the common stock of The PrivateBank (Chicago) and The PrivateBank (St. Louis), which is held in custody by the lender. As of March 31, 2003, the outstanding balance on the revolving credit facility was $28.8 million.

         In February 2000, the Company issued a subordinated note, in the principal amount of $5.0 million as part of the purchase price for its acquisition of Johnson Bank Illinois. The interest on the subordinated note is reset each quarter based on the three-month LIBOR rate. The note is payable in full on or before February 11, 2007, and provides for certain rate escalation beginning after February 11, 2002. On February 11, 2002, the interest rate increased from LIBOR +50 basis points to LIBOR +200 basis points. This pricing is in effect until February 11, 2004, at which point the pricing increases to LIBOR +350 until maturity on February 11, 2007. The average rate of interest on the subordinated note was 3.51% during the first quarter of 2003 compared to 3.27% during 2002 and most recently reset to 3.35% on February 11, 2003. The Company has the right to repay the subordinated note at any time after giving at least 30 days, but not more than 60 days advance notice.


             NOTE 8 -- LONG TERM DEBT -- TRUST PREFERRED SECURITIES

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

         The trust preferred securities are recorded as a liability of the Company. The aggregate principal amount of the trust preferred securities outstanding is $20 million. As of March 31, 2003, the entire amount of the preferred securities is eligible for treatment as Tier I capital as allowed by the Federal Reserve. At March 31, 2003, the unamortized balance of the underwriting commissions paid and offering expenses was $1.1 million and is classified as part of other assets on the balance sheet. This amount is being amortized on a straight-line basis until maturity at $9,764 per quarter. The amortization is recognized as interest expense on the income statement. In the event the Company exercises its right to redeem the securities prior to maturity, any unamortized commissions would be expensed upon redemption.

                           NOTE 9 -- SUBSEQUENT EVENT

         In April 2003, The PrivateBank Chicago suffered a potential loss of $400,000 in a check fraud scheme involving a new account deposit. The Company expects to recoup the majority of the loss through insurance and will record a second quarter pretax charge of $150,000, the amount of the insurance deductible. Upon discovery of the fraud shortly after its occurrence, the Company took steps to avoid further loss relating to the account and as a result was able to assist law enforcement officials in apprehending one of the perpetrators. Based on its investigation of the incident, the Bank is in the process of implementing enhancements to its procedures designed to improve fraud prevention efforts relating to new accounts.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         PrivateBancorp, Inc. ("the Company") was organized as a Delaware corporation in 1989 to serve as the holding company for a Chicago-based de novo bank designed to provide highly personalized financial services primarily to affluent individuals, professionals, entrepreneurs and their business interests. Through the Company's banking subsidiaries, The PrivateBank and Trust Company ("The PrivateBank (Chicago)") and The PrivateBank (St. Louis), the Company provides its clients with traditional personal and commercial banking services, lending programs, and wealth management services. Using the European tradition of "private banking" as the model, the Company strives to develop a unique relationship with clients, utilizing a team of managing directors to serve the clients' individual and corporate banking needs, and tailoring products and services to meet such needs. Currently, the Company has seven Chicago-area offices: Downtown Chicago, Wilmette, Oak Brook, St. Charles, Lake Forest, Winnetka, and Geneva, Illinois. During 2000, the Company expanded to the St. Louis market where it opened a new federal savings bank, The PrivateBank (St. Louis). Currently, the Company operates one location in the St. Louis market. Managing directors are strategically located at all of these locations. On December 30, 2002, The PrivateBank (Chicago) acquired a controlling interest in Lodestar Investment Counsel, LLC, a Chicago-based investment adviser with $501.3 million of assets under management at March 31, 2003. Lodestar manages equity, balanced, and fixed income accounts primarily for high net-worth individuals, retirement plans and charitable organizations with investable assets generally in excess of $1.0 million, and shares a similar focus on highly personalized client service.


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

         CRITICAL ACCOUNTING POLICIES

         Generally accepted accounting principles are complex and require management to apply significant judgment to various accounting, reporting and disclosure matters. Management must use assumptions and estimates to apply these principles where actual measurements are not possible or practical. The Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited consolidated financial statements included herein. For a complete discussion of our significant accounting policies, see the footnotes to our Consolidated Financial Statements included on pages F-8 through F-13 in our Form 10-K for the fiscal year ended December 31, 2002 (Commission file number 000-25887). Below is a discussion of our critical accounting policies. These policies are critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements. Actual results could differ from those estimates. Management has reviewed the application of these policies with the Audit Committee of the Company's Board of Directors.

         For PrivateBancorp, Inc., accounting policies that are viewed as critical to us are those relating to estimates and judgments regarding the determination of the adequacy of the reserve for loan losses and the estimation of the valuation of goodwill and the useful lives applied to intangible assets.

         ALLOWANCE FOR LOAN LOSSES

         We maintain an allowance for loan losses at a level management believes is sufficient to absorb credit losses inherent in our loan portfolio. The allowance for loan losses represents our estimate of probable losses in the portfolio at each balance sheet date and is based on review of available and relevant information. The allowance contains provisions for probable losses that have been identified relating to specific borrowing relationships as well as probable losses inherent in our loan portfolio and credit undertakings that are not specifically identified. Our allowance for probable loan losses is reassessed monthly to determine the appropriate level of the reserve. The amount of the allowance for loan losses is determined based on a variety of factors, including assessment of the credit risk of the loans in the portfolio, volume of loans and commitments in the portfolio, delinquent loans, evaluation of current economic conditions in the market area, actual charge-offs during the period and historical loss experience. The unallocated portion of the reserve involves the exercise of judgment by management and reflects various considerations, including management's view that the reserve should have a margin that recognizes the imprecision inherent in the process of estimating credit losses.

         Management adjusts the allowance for loan losses by recording a provision for loan losses in an amount sufficient to maintain the allowance at the level determined appropriate. Loans are charged-off when deemed to be uncollectible by management. We believe that the allowance for loan losses is adequate to provide for estimated probable credit losses inherent in our loan portfolio. The allowance for loan losses as a percentage of total loans was 1.22% as of March 31, 2003 compared to 1.20% as of December 31, 2002.

         GOODWILL AND INTANGIBLE ASSETS

         During 2001, the PrivateBank (Chicago) recorded approximately $12.2 million in goodwill in connection with the Johnson Bank Illinois acquisition. During 2002, the Company recorded $8.4 million of goodwill and $2.5 million in customer intangibles in connection with the Lodestar Investment Counsel LLC acquisition. Intangible assets are amortized over an estimated useful life of 15 years. Effective January 1, 2002, the Company adopted FAS No. 142, which requires that goodwill and intangible assets that have indefinite lives no longer be amortized but be reviewed for impairment annually, or more frequently if certain indicators arise. Prior to the adoption of FAS No. 142, goodwill was being amortized using the straight-line method over a period of 15 years. The Company did not incur any goodwill impairment in 2002 in adopting FAS 142. An annual impairment test of goodwill is performed each year by the Company. Impairment losses on recorded goodwill will be recorded as operating expenses.

         Goodwill at March 31, 2003 was $ 21.7 million compared to a similar amount of $21.7 million at December 31, 2002. The acquisition of Lodestar Investment Counsel, LLC on December 30, 2002, increased goodwill by $ 8.4 million and Lodestar customer intangible assets by $2.5 million. Amortization expense related to the Lodestar customer intangible assets is expected to be recorded in the amount of $167,000 each year for 15 years.

        RESULTS OF OPERATIONS -THREE MONTHS ENDED MARCH 31, 2003 AND 2002

NET INCOME

         Net income for the first quarter ended March 31, 2003, was $3.6 million, up 68% compared to first quarter 2002 net income of $2.1 million. Earnings per diluted share increased 57% to $0.44 per diluted share in the first quarter 2003 compared to $0.28 per diluted share in the first quarter 2002. The improvement in earnings per diluted share in the first quarter 2003 as compared to the prior year first quarter reflects improvements in net interest income and non-interest income, which grew at a higher rate than non-interest expenses. The acquisition of Lodestar Investment Counsel, LLC in December 2002 contributed to higher non-interest income.

NET INTEREST INCOME

         Net interest income is the difference between interest income and fees on earning assets and interest expense on deposits and borrowings. Net interest margin represents net interest income on a tax equivalent basis as a percentage of average earning assets during the period. Net interest margin reflects the spread between average yields earned on interest earning assets and the average rates paid on interest bearing deposits and borrowings. Interest income includes amortization of loan origination fees recorded from loans. Interest expense includes amortization of prepaid fees on brokered deposits and issuance costs of trust preferred securities. The volume of non-interest bearing funds, largely comprised of demand deposits and capital, also affects the net interest margin.

         Net interest income was $13.0 million during the three months ended March 31, 2003 compared to $8.4 million for the first quarter 2002, an increase of 55%. Average earning assets during the first quarter 2003 were $1.5 billion, compared to $1.1 billion in the prior year quarter, an increase of 31%. Compared to fourth quarter 2002, average earning assets increased by $110.3 million, or 8% during the first quarter of 2003. Average earning loans during the first quarter 2003 increased to $1.0 billion compared to $946.8 million during the fourth quarter of 2002. Net interest margin (on a tax equivalent basis) was 3.68% in the first quarter 2003, up from 3.18% in the prior year first quarter and 3.56% in the fourth quarter of 2002. The improvement in net interest margin compared to the fourth quarter 2002 is primarily attributable to continued reductions in the rate paid on interest bearing liabilities, which more than offset lower interest earning asset yields in a modestly lower rate environment.

         A changing interest rate environment has an effect on our net interest margin. A large portion of our loan portfolio is based on floating interest rates and will likely reprice faster than our deposits and floating rate borrowings. For the remainder of 2003, we expect our net interest margin to improve if market interest rates increase relative to 2002 levels. Alternatively, if market interest rates decrease, we expect our net interest margin to continue to experience pressure.

         The following tables present a summary of our net interest income and related net interest margin, calculated on a tax equivalent basis (dollars in thousands):

                                                              THREE MONTHS ENDED MARCH 31,
                                      --------------------------------------------------------------------------
                                                      2003                                    2002
                                      -----------------------------------   ------------------------------------
                                        AVERAGE                                AVERAGE
                                       BALANCE(1)   INTEREST       RATE        BALANCE      INTEREST       RATE
                                      -----------   ---------      ----      ----------     --------       ----

Fed funds sold and other
   short-term investments.........    $   11,833     $     25      0.85%     $    3,737      $     17      1.79%
Investment securities (taxable)...       351,486        3,792      4.35%        243,782         2,863      4.73%
Investment
   securities(non-taxable) (2)....       128,942        2,282      7.08%        109,831         2,031      7.40%
Loans, net of unearned
discount(3).......................     1,000,312       15,167      6.10%        781,059        12,147      6.26%
                                      ----------     --------                ----------      --------
Total earning assets..............    $1,492,573     $ 21,266      5.73%     $1,138,409      $ 17,058      6.02%
                                      ==========     ========                ==========      ========
Interest-bearing deposits.........    $1,181,714     $  5,777      1.98%     $  902,915      $  6,213      2.79%
Funds borrowed....................       191,897        1,312      2.73%        135,979         1,309      3.85%
Trust preferred securities........        20,000          485      9.70%         20,000           485      9.70%
                                      ----------     --------                ----------      --------
Total interest-bearing liabilities    $1,393,611        7,574      2.20%     $1,058,894         8,007      3.06%
                                      ==========     --------                ==========      --------
Tax equivalent net interest income                   $ 13,692                                $  9,051
                                                     ========                                ========
Net interest spread (4)...........                                 3.53%                                   2.96%
Net interest margin (5) (6).......                                 3.68%                                   3.18%

------------------
(1)      Average balances were generally computed using daily balances.
(2) Interest income on tax-advantaged investment securities reflects a tax equivalent adjustment based on a marginal federal corporate tax rate of 34%. The total tax equivalent adjustment reflected in the above table is approximately $695,428 and $687,109 in the first quarters of 2003 and 2002, respectively.
(3) Nonaccrual loans are included in the average balances and do not have a material effect on the average yield. Interest due on non-accruing loans was not material for the periods presented.
(4) Yield on average interest-earning assets less rate on average interest-bearing liabilities.
(5) Net interest income, on a tax-equivalent basis, divided by average interest-earning assets.
(6) The company adjusts GAAP reported net interest income by the tax equivalent adjustment amount to account for the tax attributes on federally tax exempt municipal securities. For GAAP purposes, tax benefits associated with federally tax-exempt municipal securities are reflected in income tax expense. The following table reconciles reported net interest income to net interest income on a tax equivalent basis for the periods presented:

                         RECONCILIATION OF NET INTEREST INCOME TO
                      NET INTEREST INCOME ON A TAX EQUIVALENT BASIS

                                                            1Q03        1Q02
                                                         ---------   --------
     Net interest income............................     $ 12,997     $ 8,364
     Tax equivalent adjustment to net interest
      income........................................          695         687
                                                         ---------   --------
     Net interest income, tax equivalent basis           $ 13,692     $ 9,051
                                                         ---------   --------

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

                        THREE MONTHS ENDED MARCH 31, 2003
                  COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

                                        CHANGE    CHANGE   CHANGE
                                        DUE TO    DUE TO   DUE TO     TOTAL
                                         RATE     VOLUME     MIX     CHANGE
                                               (DOLLARS IN THOUSANDS)
INTEREST INCOME/ EXPENSE FROM:
Fed funds sold and other short-term
   investments........................   $    (9)  $    36  $  (19)  $    8
Investment securities (taxable).......      (228)    1,256     (98)     930
Investment securities (non-taxable)(1)       (87)      349     (11)     251
Loans, net of unearned discount.......      (308)    3,384     (57)   3,019
                                         -------   -------  ------   ------
   Total tax equivalent  interest
      income (1)......................      (632)    5,025    (185)   4,208
                                         -------   -------  ------   ------
Interest-bearing deposits.............    (1,803)    1,918    (551)    (436)
Funds borrowed........................      (376)      531    (152)       3
Trust Preferred Securities............        --        --      --       --
                                         -------   -------  ------   ------
   Total interest expense.............    (2,179)    2,449    (703)    (433)
                                         -------   -------  ------   ------
Net tax equivalent  interest income
   (1)................................   $ 1,547   $ 2,576  $  518   $4,641
                                         =======   =======  ======   ======

(1) Interest income on tax-advantaged investment securities reflects a tax equivalent adjustment based on a marginal federal corporate tax rate of 34%. The total tax equivalent adjustment reflected in the above table is approximately $695,428 and $687,109 in the first quarters of 2003 and 2002, respectively.


PROVISION FOR LOAN LOSSES

         Our provision for loan losses was $956,000 for the first quarter of 2003, compared to $511,000 for the comparable period in 2002. Net charge-offs totaled $70,000 in the quarter ended March 31, 2003 versus net recoveries of $29,000 in the fourth quarter 2002 and net charge-offs of $27,000 for the quarter ended March 31, 2002.

         A discussion of the allowance for loan losses and the factors management considers in assessing the adequacy of the allowance begins on page 26.

NON-INTEREST INCOME

         Non-interest income was $2.4 million in the first quarter of 2003, reflecting an increase of approximately $1.1 million or 84% from the first quarter of 2002. The increase in fee income was attributable primarily to the inclusion of the full quarter operating results of Lodestar Investment Counsel, LLC and increases in fee income from the sale of residential mortgages in the secondary market. PrivateBancorp, Inc. acquired a controlling interest in Lodestar Investment Counsel in late 2002.

         The following table presents the breakdown of banking, wealth management services and other income for the periods presented (dollars in thousands):

                                                 THREE MONTHS ENDED
                                                     MARCH 31,
                                             -------------------------
                                                2003          2002
                                             ----------    -----------

Residential real estate secondary
   market fees........................         $  782        $  402
Trust fee revenue.....................            759           724

Lodestar assets management revenue....            726            --
Banking and other services............            308           273
Bank owned life insurance.............            126           143
                                               ------        ------
Total.................................         $2,701        $1,542
                                               ======        ======


         Sales of residential real estate loans generated $782,000 of income during the first quarter 2003 compared to $402,000 during the prior year quarter primarily due to increased volume of loans sold.

         Trust fee revenue increased by 5% to $759,000 during the first quarter 2003 as compared to the prior year quarter. Lodestar asset management revenue totaled approximately $726,000 for the first quarter ended March 31, 2003. Wealth management assets under management were $1.2 billion at March 31, 2003 compared to $758.2 million at March 31, 2002 and $1.2 billion at December 31, 2002. Lodestar had $501.3 million of assets under management at March 31, 2003.

         During the first quarter of 2003, we recognized income of $126,000 related to the increased cash surrender value of a bank owned life insurance
(BOLI) policy that was entered into in the fourth quarter of 2001 as compared to $142,500 of income in the first quarter 2002. This policy covers certain higher-level employees who are deemed to be significant contributors to the company. All employees included in this policy are aware and have consented to the coverage. The cash surrender value of BOLI at March 31, 2003 was $10.8 million and is included in other assets on the balance sheet.

         Noninterest income for the first quarter of 2003 also reflects the fair market value adjustment on a previously disclosed $25.0 million 10-year treasury rate for 3-month LIBOR interest rate swap which resulted in losses of $230,000 during the first quarter of 2003. During the first quarter 2003, the Company recognized $55,000 of net securities losses compared to net securities losses of $230,000 during the first quarter of 2002. The securities losses for the current quarter include a permanent impairment write-down of $330,000. The Company wrote down $300,000 on the Company's interest-only collateralized mortgage obligation ("CMO") portfolio and $30,000 on an investment that qualifies for CRA purposes. Continued low levels of market interest rates during the first quarter 2003 led to accelerated mortgage prepayments, which impaired the fair value of our interest-only CMO security portfolio. Also included in net security losses of $55,000 are net security gains of $275,000.

NON-INTEREST EXPENSE

                                                THREE MONTHS ENDED
                                                     MARCH 31,
                                               --------------------
                                                2003         2002
                                               ------      --------
                                                 (IN THOUSANDS)
Salaries and employee benefits........        $ 4,778      $ 3,214
Occupancy.............................          1,419        1,139
Professional fees.....................          1,284          891
Marketing.............................            486          365
Data processing.......................            393          308
Postage, telephone and delivery.......            211          178
Office supplies and printing..........            159           67
Insurance.............................            168           93
Amortization of intangibles...........             42           --
Other expense.........................            479          217
                                              -------      -------
Total non-interest expense............        $ 9,419      $ 6,472
                                              =======      =======

         Non-interest expense increased to $9.4 million in the first quarter of 2003 from $6.5 million in the first quarter of 2002, an increase of 46%. The increase in non-interest expense between quarters reflects the continued growth of the organization during the twelve-month period ended March 31, 2003. Our efficiency ratio improved to 58.5% for the first quarter 2003 as compared to 62.5% for the first quarter 2002. On a tax-equivalent basis, this ratio indicates that in the first quarter of 2003, we spent 58.5 cents to generate each dollar of revenue, compared to 62.5 cents in the first quarter of 2002. During the remainder of 2003, we expect the operating efficiency to remain at a similar level as reported in the first quarter 2003. The efficiency ratio is equal to non-interest expense divided by the sum of net interest income on a tax equivalent basis plus non-interest income. Please refer to footnote 6 on page 22 for a reconciliation of net interest income to net interest income on a tax equivalent basis.

         Salaries and benefits increased to $4.8 million, or 49% during the first quarter 2003 as compared to the year ago quarter, reflecting the increased level of full-time equivalent employees to 194 people at March 31, 2003 as compared to 162 people at March 31, 2002. The increase is due primarily to overall growth in the organization and the addition of six Lodestar Investment Counsel employees in the fourth quarter of 2002.

         Occupancy expense increased to $1.4 million during the first quarter 2003, reflecting an increase of 25% over the prior year quarter. Occupancy expense during the first quarter 2003 reflects the addition of additional floor space that is being leased in our downtown Chicago location as well as the Lodestar office space.

         Professional fees, which include legal, accounting, consulting services and investment management fees, increased to $1.3 million during the first quarter of 2003, reflecting an increase of 44% over the prior year quarter. The increase in professional fees is primarily attributable to higher legal, accounting and information systems consultation services as well as consulting fees paid for the management of our investment portfolio.

         Insurance expense increased 81% over prior year quarter due to the increased cost of insurance in the marketplace, and the renewal of our annual insurance coverage, which was previously under a three-year contract that expired in June 2002.

         In 2003, we amortized $42,000 in intangible assets related to the acquisition of a controlling interest in Lodestar Investment Counsel.

INCOME TAXES

         The following table shows our income before income taxes, applicable income taxes and effective tax rate for the three months ended March 31, 2003 and 2002, respectively (in thousands):

                                                THREE MONTHS ENDED
                                                    MARCH 31,
                                              ----------------------
                                                2003           2002
                                              --------       -------
         Income before taxes..........        $5,000         $2,693
         Income tax provision.........         1,397            549
         Effective tax rate...........          27.9%          20.4%

         The effective income tax rate varies from statutory rates principally due to certain interest income, which is tax-exempt for federal or state purposes, and certain expenses, which are disallowed for tax purposes. The higher effective tax rate for the first quarter 2003 as compared to the prior year first quarter reflects growth in pretax income of 85.7% that has outpaced the growth on our federally tax-exempt municipal bonds income. Federally tax-exempt municipal bonds increased to $149.2 million as of March 31, 2003, a 22.3% increase from $122.0 million at March 31, 2003. In addition, the higher effective tax rate for the first quarter 2003 as compared to the prior year quarter is also attributable to the increased profitability of The PrivateBank St. Louis for 2003 relative to 2002 and has resulted in increased Missouri state tax expense requirements.

                               FINANCIAL CONDITION

TOTAL ASSETS

         Total assets increased to $1.6 billion at March 31, 2003, an increase of $85.6 million, or 6% over total assets of $1.5 billion at December 31, 2002, and an increase of $397.8 million, or 32% over $1.2 billion of total assets at March 31, 2002. The balance sheet growth during the three months ended March 31, 2003 was accomplished mainly through loan growth throughout the Company and growth in the investment securities portfolio. The growth in assets was funded primarily through increases in brokered deposits and to a lesser extent, from growth in core deposits.

LOANS

         Total loans increased to $1.0 billion, an increase of $52.6 million, or 5%, from $965.6 million at December 31, 2002 and an increase of $235.8 million, or 30%, from $782.4 million at March 31, 2002.

         Loan growth since March 31, 2002 has occurred primarily in the commercial real estate and construction loan categories. The PrivateBank (St. Louis) had loans outstanding of $116.6 million as of March 31, 2003, which reflects growth of $34.3 million since March 31, 2002. The remaining loan growth of $201.5 million experienced by the Company since March 31, 2002 was generated by The PrivateBank (Chicago). All of The PrivateBank (Chicago) offices posted strong gains in loan volume as compared to March 31, 2002 loan levels.

         The following table sets forth the composition of our loan portfolio net of unearned discount by category (in thousands) at the following dates:

                                 MARCH 31,     DECEMBER 31,   MARCH 31,
                                    2003           2002         2002
                                ----------     ------------   ---------
LOANS
Commercial real estate.......   $  492,952       $452,703      $330,348
Residential real estate......       76,885         72,289        80,423
Commercial...................      158,227        165,993       153,340
Personal(1)..................      152,043        151,452       126,316
Construction.................      138,089        123,204        92,007
                                ----------       --------      --------
   Total loans, net of
        unearned discount....   $1,018,196       $965,641      $782,434
                                ==========       ========      ========
------------------
(1) Includes home equity loans and overdraft lines.

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

         We maintain an allowance for loan losses at a level management believes is sufficient to absorb credit losses inherent in our loan portfolio. The allowance for loan losses represents our estimate of probable losses in the portfolio at each balance sheet date based on review of available and relevant information, including probable losses that have been identified relating to specific borrowing relationships, as well as probable losses inherent in the loan portfolio and credit undertakings that are not specifically identified. The allowance for loan losses as a percentage of total loans was 1.22% at March

31, 2003, 1.20% at December 31, 2002 and 1.12% at March 31, 2002. Management
believes that the allowance for loan losses is adequate to provide for estimated probable credit losses inherent in the loan portfolio as of March 31, 2003.

         Net charge-offs totaled $70,000 for the quarter ended March 31, 2003 versus net charge-offs of $27,000 in the year earlier period. The provision for loan losses was $956,000 in the first quarter of 2003, versus $511,000 in the first quarter of 2002. Management judges the adequacy of the allowance by formally reviewing and analyzing potential problem credits, which entails assessing current and historical loss experience, loan portfolio trends, prevailing economic and business conditions, specific loan review and other relevant factors.

         Following is a summary of changes in the allowance for loan losses for the three months ended March 31, 2003 and 2002 (in thousands):

                                                      2003            2002
                                                   ---------        --------
Balance, January 1..........................        $11,585          $8,306
Provisions charged to earnings..............            956             511
Loans charged-off, net of recoveries........            (70)            (27)
                                                    -------          ------
Balance, March 31...........................        $12,471          $8,790
                                                    =======          ======


NONPERFORMING LOANS

The following table classifies our non-performing loans as of the dates shown:


                                            3/31/03       12/31/02       9/30/02       6/30/02      3/31/02
                                            -------       --------       -------       -------      -------
                                                                 (DOLLARS IN THOUSANDS)
Nonaccrual loans......................       $1,483       $  749          $  430        $  649       $1,458
Loans past due 90 days or more........        2,032          650           2,549         2,518        1,448
                                             ------       ------          ------        ------       ------
Total nonperforming loans.............        3,515        1,399           2,979         3,167        2,906
                                             ------       ------          ------        ------       ------
Total nonperforming assets............       $3,515       $1,399          $2,979        $3,167       $2,906
                                             ======       ======          ======        ======       ======
Total nonaccrual loans to total loans.        0.146%       0.078%          0.047%        0.075%       0.186%
Total nonperforming loans to total
   loans..............................         0.35%        0.14%           0.33%         0.37%        0.37%
Total nonperforming assets to total
   assets.............................         0.22%        0.09%           0.21%         0.24%        0.24%


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

         Nonaccrual loans were $1.5 million at March 31, 2003 as compared to $749,000 at December 31, 2002 and $1.5 million at March 31, 2002. Nonaccrual loans increased by $734,000 since December 31, 2002. The increase relates primarily to two commercial credit relationships and a letter of credit at The PrivateBank (Chicago). Loans delinquent over 90 days increased by $1.4 million since December 31, 2002.

INVESTMENT SECURITIES

         The amortized cost and the estimated fair value of securities at March 31, 2003 and December 31, 2002, were as follows (in thousands):

                                                       INVESTMENT SECURITIES -- AVAILABLE-FOR-SALE
                                               ---------------------------------------------------------
                                                                     MARCH 31, 2003
                                               ---------------------------------------------------------
                                                                 GROSS           GROSS
                                               AMORTIZED       UNREALIZED      UNREALIZED      ESTIMATED
                                                  COST           GAINS           LOSSES        FAIR VALUE
                                               ----------      ----------      ----------      ----------

U.S. government agency mortgage
   backed securities and collateralized
   mortgage obligations..................       $159,456        $3,898             $(65)        $163,289
Corporate collateralized mortgage
   obligations...........................         14,093           471               (2)          14,562
Tax exempt municipal securities..........        137,993        11,254              (17)         149,230
Taxable municipal securities.............          3,865             5               --            3,870
Federal Home Loan Bank stock.............        159,975            --               --          159,975
Other....................................         13,217         1,734               --           14,951
                                                --------       -------             ----         --------
Total....................................       $488,599       $17,362             $(84)        $505,877
                                                ========       =======             ====         ========

                                                       INVESTMENT SECURITIES -- AVAILABLE-FOR-SALE
                                               ---------------------------------------------------------
                                                                   DECEMBER 31, 2002
                                               ---------------------------------------------------------
                                                                 GROSS           GROSS
                                               AMORTIZED       UNREALIZED      UNREALIZED      ESTIMATED
                                                  COST           GAINS           LOSSES        FAIR VALUE
                                               ----------      ----------      ----------      ----------

U.S. government agency mortgage backed
   securities and collateralized
   mortgage obligations..................       $155,510       $ 3,132            $(248)        $158,394
Corporate collateralized mortgage
   obligations...........................         18,166           509               --           18,675
Tax exempt municipal securities..........        126,504         8,332               --          134,836
Taxable municipal securities.............          4,583           114               --            4,697
Federal Home Loan Bank stock.............        155,606            --               --          155,606
Other....................................         13,279         1,533               --           14,812
                                                --------       -------             ----         --------
Total....................................       $473,648       $13,620            $(248)        $487,020
                                                ========       =======            =====         ========


         All securities are classified as available-for-sale and may be sold as part of our asset/liability management strategy in response to changes in interest rates, liquidity needs or significant prepayment risk. Securities available-for-sale are carried at fair value, with related unrealized net gains or losses, net of deferred income taxes, recorded as an adjustment to equity capital. At March, 31, 2003, net unrealized gains of $17.3 million resulted in an increase of $11.4 million in reported stockholders' equity. This was an increase of $2.6 million from net unrealized gains of $8.8 million recorded as part of equity at December 31, 2002. The credit quality of the investment portfolio remains strong. The vast majority of investments are rated "AAA" by bond rating agencies. It is our policy not to take any undue credit risk with the investment portfolio.

         Securities available for sale increased to $505.9 million at March 31, 2003, up 4% from $487.0 million at December 31, 2002. The growth in the investment security portfolio since December 31, 2002 resulted from the continued implementation of our asset/liability management strategy. Tax exempt municipal securities increased by $14.4 million. These securities provide net interest margin protection in a falling interest-rate environment. Investments in Federal Home Loan Bank stock increased by $4.4 million due to stock dividends received in the first quarter 2003.

DEPOSITS AND FUNDS BORROWED

         The following table presents the balances of deposits by category and each category as a percentage of total deposits at March 31, 2003 and December 31, 2002:

                                      MARCH 31,                DECEMBER 31,
                                       2003                       2002
                               ----------------------   -----------------------
                                             PERCENT                   PERCENT
                                 BALANCE    OF TOTAL      BALANCE     OF TOTAL
                               ----------  ----------   ---------    ----------
                                          (DOLLARS IN THOUSANDS)
Demand.....................    $   88,243       7%     $   88,986        7%
Savings....................         8,251       1%          6,344        1%
Interest-bearing demand....        73,699       5%         64,893        5%
Money market...............       467,849      34%        482,597       40%
Brokered deposits .........       387,006      28%        279,806       23%
Other time deposits........       340,296      25%        282,645       24%
                               ----------     ---      ----------      ---
    Total deposits.........    $1,365,344     100%     $1,205,271      100%
                               ==========     ===      ==========      ===

         Total deposits of $1.4 billion at March 31, 2003 represent an increase of $160.1 million or 13% as compared to total deposits of $1.2 billion as of December 31, 2002. Noninterest-bearing deposits decreased by 0.8% to $88.2 million at March 31, 2003 as compared to $88.9 million at December 31, 2002. Interest-bearing demand deposits increased by 14% to $73.7 million as compared to $64.9 million at December 31, 2002. Money market accounts decreased by $14.7 million to $467.8 million at March 31, 2003 as compared to $482.6 million at December 31, 2002. Other time deposits increased by approximately $57.7 million to $340.3 million as compared to $282.6 million at year-end 2002. Brokered deposits increased by 38% to $387.0 million at March 31, 2003 as compared to $279.8 million at December 31, 2002.

         We continued to utilize brokered deposits as a source of funding for growth in the loan and investment portfolios. Brokered deposits increased to $387.0 at March 31, 2003 from $279.8 at December 31, 2002. Certain brokered deposits may include call option provisions, which can provide us with the opportunity to repay the certificates of deposit on a specified date prior to the contractual maturity date. As of March 31, 2003, there were no outstanding brokered deposits containing call provisions. The following table presents the maturity and rate of our brokered deposits, net of unamortized prepaid broker commissions as of March 31, 2003.

         BROKERED DEPOSITS NET OF UNAMORTIZED PREPAID BROKER COMMISSIONS
                        AT MARCH 31, 2003 (IN THOUSANDS)

        MATURITY DATE              RATE(1)              AMOUNT
        -------------              ------              -------
           11/13/2007              3.400%              $ 7,000
           02/28/2005              2.050%                7,233
           01/31/2005              2.150%               15,000
           01/24/2005              2.250%               10,000
           10/18/2004              2.300%                7,668
           09/27/2004              1.750%               11,448
           08/30/2004              2.500%               25,000
           08/04/2004              1.750%               10,000
           07/09/2004              1.950%                5,000
           04/21/2004              2.100%               10,000
           04/19/2004              2.250%                5,000
           03/26/2004              1.500%               10,549
           02/26/2004              1.800%               30,000
           02/19/2004              1.600%               25,000
           01/30/2004              1.850%               11,872
           01/22/2004              1.700%               10,000
           01/22/2004              1.900%               12,000
           01/15/2004              1.700%               28,000
           01/15/2004              1.850%               18,448
           01/09/2004              1.850%               10,000
           12/31/2003              1.800%                  953
           10/29/2003              1.750%               20,000
           10/17/2003              2.050%                5,000
           10/17/2003              1.850%                6,699
           10/17/2003              2.050%                3,000
           09/05/2003              3.800%                2,394
           07/24/2003              2.400%               17,425
           07/21/2003              2.450%               15,312
           07/17/2003              2.250%               20,000
           06/27/2003              7.050%                4,548
           06/23/2003              7.200%                2,594
           04/21/2003              2.200%               11,063
           04/16/2003              2.000%               10,000
                                                      --------
Total brokered deposits                                388,206
Unamortized prepaid broker commissions                  (1,200)
                                                      --------
Total brokered deposits, net of unamortized
  prepaid broker commissions                          $387,006
                                                      ========

(1) Represents the coupon rate of each brokered deposit.

         Membership in the Federal Home Loan Bank System gives us the ability to borrow funds from the Federal Home Loan Bank of Chicago (FHLB) and from the Federal Home Loan Bank of Des Moines (FHLB) for short- or long-term purposes under a variety of programs. We have periodically used the services of the FHLB for short-term funding needs and other correspondent services.

         During 2003, our utilization of Federal Home Loan Bank advances to fund loan growth slightly decreased as advances matured. Management anticipates that our reliance on Federal Home Loan Bank borrowings as a funding source will likely remain at current levels or increase slightly in 2003 to the extent that rates on Federal Home Loan Bank advances continue to be more attractive than deposit pricing. Federal Home Loan Bank borrowings totaled $67.1 million at March 31, 2003 compared to $77.8 million at December 31, 2002.

         A summary of all funds borrowed and outstanding at March 31, 2003, December 31, 2002 and March 31, 2002 is presented in the table below:


  FUNDS BORROWED:                       CURRENT
                                         RATE      MATURITY      3/31/03     12/31/02     3/31/02
----------------------                  -------    --------      -------     --------     -------
   Subordinated note                     3.35%     02/11/07     $  5,000    $  5,000     $  5,000

   FHLB fixed advance (1)                6.50%     10/23/05       26,648      26,616       24,698

   FHLB fixed advance                    1.61%     01/16/04        1,000        --           --

   FHLB fixed advance                    6.21%     12/05/03       30,000      30,000       30,000

   FHLB fixed advance                    1.73%     11/07/03        6,000       6,000         --

   FHLB fixed advance                    2.21%     07/17/03        1,000       1,000         --

   FHLB fixed advance                    2.74%     07/17/03        1,000       1,000        1,000

   FHLB fixed advance                    2.46%     06/16/03          500         500         --

   FHLB fixed advance                    2.70%     05/08/03        1,000       1,000         --

   Borrowing under revolving
   line of credit facility               3.50%     04/11/03       28,750      25,000        9,000

   FHLB fixed advance                    2.98%     03/10/03           --       1,000        1,000

   FHLB fixed advance                    2.38%     01/13/03           --       1,000        1,000

   FHLB fixed advance                    5.89%     12/20/02           --          --        1,000

   FHLB fixed advance                    2.39%     11/12/02           --          --        5,000

   FHLB fixed advance                    5.33%     07/22/02           --          --        1,000

   FHLB fixed advance                    5.91%     06/21/02           --          --          500

   FHLB open line advance                1.48%        daily           --       9,700           --

   Fed funds purchased                   1.56%        daily        9,000      98,000       69,000

   Demand repurchase agreements(2)       1.25%        daily       15,035       4,138        6,325
                                                                --------    --------     --------
   TOTAL FUNDS BORROWED                                         $124,933    $209,954     $155,523
                                                                ========    ========     ========

(1) This FHLB advance is subject to a fair value hedge utilizing an interest rate swap with a fair value of $2.8 million. The contractual par amount on the advance is $25.0 million.
(2) Demand repurchase agreements are a form of retail repurchase agreements offered to certain clients of The PrivateBank. Funds are swept each business day from the client's demand deposit account. These amounts are not deposits and are not insured, but are secured by a pool of securities pledged specifically for this purpose.

         The decrease in funds borrowed as of March 31, 2003 as compared to December 31, 2002, reflects a decrease in our federal funds purchased position and decreases in FHLB fixed advances, offset by an increase in our borrowings under a revolving line of credit.

         In February 2002, the Company renewed the term on an $18.0 million revolving credit facility with a commercial bank originally entered into in February 2000. On April 11, 2002, the loan agreement was amended and the revolving line was increased to $25.0 million. On December 24, 2002, the loan agreement was amended to increase the revolving line to $35.0 million and to extend the maturity to

December 1, 2003. The interest rate on borrowings under this revolving line resets quarterly, and is based on, at our option, either the lender's prime rate or three-month LIBOR plus 120 basis points with a floor of 3.50%. The Company has elected to pay interest based on the three-month LIBOR rate plus 120 basis points. The initial rate of interest on the revolver was 7.20%, and most recently reset to 3.50% on March 1, 2003. The collateral for this borrowing consists of the common stock of The PrivateBank (Chicago) and The PrivateBank (St. Louis), which is held in custody by the lender. As of March 31, 2003, the outstanding balance was $28.8 million.

         In February 2000, the Company issued a subordinated note, in the principal amount of $5.0 million as part of the purchase price for its acquisition of Johnson Bank Illinois. The interest on the subordinated note is reset each quarter based on the three-month LIBOR rate. The note is payable in full on or before February 11, 2007, and provides for certain rate escalation beginning after February 11, 2002. On February 11, 2002, the interest rate increased from LIBOR +50 basis points to LIBOR +200 basis points. This pricing is in effect until February 11, 2004, at which point the pricing increases to LIBOR +350 until maturity on February 11, 2007. The average rate of interest on the subordinated note was 3.51% during the first quarter of 2003 compared to 3.27% during 2002 and most recently reset to 3.35% on February 11, 2003. The Company has the right to repay the subordinated note at any time after giving at least 30 days, but not more than 60 days advance notice.

         CAPITAL RESOURCES

         At March 31, 2003, $20.0 million of the trust preferred securities was treated as Tier 1 capital. Stockholders' equity rose to $95.4 million at March 31, 2003, an increase of $6.3 million from the 2002 year-end level, due to an increase in year-to-date 2003 net income.

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

         The following table reflects our consolidated measures of capital at March 31, 2002, December 31, 2001 and March 31, 2001:

                                  MARCH 31,    DECEMBER 31,      MARCH 31,
                                    2003          2002             2002
                                  ---------    -----------       --------
Leverage ratio..................    5.27%         5.47%            6.25%
Tier 1 risk-based capital ratio.    6.99%         6.91%            8.37%
Total risk-based capital ratio..    8.30%         8.29%            9.93%
Total equity to total assets.....   5.85%         5.77%            5.27%

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

         At March 31, 2003, the Company and each of the banking subsidiaries continued to exceed the minimum levels of all regulatory capital requirements, and each banking subsidiary was considered "well capitalized" under all regulatory standards. The Company plans to issue additional common stock to raise additional equity capital and increase its regulatory capital ratios during the second quarter of 2003.

         RISK MANAGEMENT

         We are exposed to market risk from changes in interest rates that could affect our results of operations and financial condition. We manage our exposure to these market risks through our regular operating and financing activities. We hedge our interest rate risk through the use of derivatives financial instruments. We use derivative financial instruments as risk management tools.

         INTEREST RATE RISK

         One of two interest rate swaps we have entered into is designated as a fair value hedge of a fixed-rate $25.0 million advance from the Federal Home Loan Bank of Chicago (FHLB). We entered into this interest rate swap transaction in 2001 and we agreed to receive a fixed rate in exchange for payment of a floating rate based on an agreed-upon notional amount of $25.0 million. The fair value of the interest rate swap was $2.8 million as of March 31, 2003, a decrease of $89,993 as compared to December 31, 2002.

         The Company entered into a $25 million interest rate swap during the third quarter of 2002, swapping the 10-year treasury rate for 3-month LIBOR to serve as an economic hedge of a portion of the Company's available-for-sale municipal bond securities portfolio. The March 31, 2003 fair market value adjustment on this swap resulted in the trading loss of $230,000 for the quarter, with a corresponding derivative liability of the same amount. This swap does not qualify for hedge accounting treatment and the mark-to-market adjustment on the swap is recognized in earnings. At March 31, 2003, the carrying value of the trading swap was a liability of $807,703.

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

         Net cash provided by operations was $11.8 million in the first three months of 2003 compared to net cash inflows of $8.8 million a year earlier. The net cash provided during the first quarter 2003 was impacted by the growth and timing of receipts of interest and cash settlement payments. Net cash outflows from investing activities were $67.7 million in the first three months of 2003 compared to a net cash outflow of $58.5 million a year earlier. Cash inflows from financing activities in the first three months of 2003 were $75.2 million compared to a net inflow of $56.3 million in the first three months of 2002.

         In the event of short-term liquidity needs, our banking subsidiaries may purchase federal funds from correspondent banks. Membership in the Federal Home Loan Bank System gives the banking subsidiaries the ability to borrow funds from the FHLB for short- or long-term purposes under a variety of programs.

         Our investment in Federal Home Loan Bank ("FHLB") stock is a source of liquidity for the Company. At March 31, 2003, we owned $160.0 million of FHLB stock. FHLB stock can be sold at par by the Company, back to the FHLB at any time, excluding the required FHLB stock minimum that needs to be maintained in order to support existing FHLB advances. FHLB has communicated to the Company that generally the stock will be redeemed immediately upon a request by the Company, however, FHLB can legally require six months advance notice of the stock sale before the stock is actually liquidated for cash at its par value. Alternatively, FHLB can redeem, at any time any FHLB stock we own, in excess of the required minimum FHLB stock that needs to be maintained in order to support existing advances. During the first quarter of 2003, our utilization of FHLB advances decreased slightly due to scheduled maturities of advances. For the remainder of 2003, we expect to continue to utilize FHLB advances as a funding source to the extent that rates on FHLB advances are more attractive than other sources of liquidity. On May 6, 2003, we purchased $45.0 million of additional FHLB stock to take advantage of the favorable dividend yield in addition to the liquid nature of the investment.

         During the first quarter 2003, we continued to rely on brokered deposits to fund growth in loans and investment securities as well as liquidity at our banks. For the remainder of 2003, we expect to continue to rely on brokered deposits for liquidity purposes if brokered rates continue to compare favorably to other sources of liquidity. Brokered deposits represented 28% of total deposits at March 31, 2003 compared to 23% of total deposits at December 31, 2002.

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

         We measure the impact of interest rate changes on our income statement through the use of gap analysis. The gap represents the net position of assets and liabilities subject to repricing in specified time periods. During any given time period, if the amount of rate sensitive liabilities exceeds the amount of rate sensitive assets, a company would generally be considered negatively gapped and would benefit from falling rates over that period of time. Conversely, a positively gapped company would generally benefit from rising rates. The following tables illustrate the estimated interest rate sensitivity and periodic and cumulative gap positions calculated as of March 31, 2003 and December 31, 2002:

                                                                        MARCH 31, 2003
                                                                 TIME TO MATURITY OR REPRICING
                                                                    (DOLLARS IN THOUSANDS)
                                                               91-365                   OVER 5
                                                 0-90 DAYS      DAYS      1-5 YEARS      YEARS        TOTAL
             INTEREST-EARNING ASSETS
             Total Net Loans                       $634,062     $83,215     $226,607      $61,841    $1,005,725

             Investments                             38,875      69,853       58,407      161,520       328,655

             Total FHLB Stock                       159,945           -            -            -       159,945

             Total Fed Funds Sold                     7,415           -            -            -         7,415
                                                   --------    --------     --------     --------    ----------

             Total Interest-Earning Assets         $840,297    $153,068     $285,014     $223,361    $1,501,740

             INTEREST-BEARING LIABILITIES

             PrivateBank Deposit Accounts          $      -    $      -     $      -     $ 73,699    $   73,699

             Savings Deposits                         8,251           -            -            -         8,251

             Money Market Deposits                  467,849           -            -            -       467,849

             Total Time Deposits                    162,434     132,905       44,957            -       340,296

             Total Brokered Deposits                 28,205     246,652      112,149            -       387,006

             Total Borrowings                        55,933      39,000       30,000       20,000       144,933
                                                   --------    --------     --------     --------    ----------
             Total Interest-Bearing
             Liabilities                           $722,672    $418,557     $187,106      $93,699    $1,422,034

             CUMULATIVE
                 Rate sensitive assets (RSA)        840,297     993,365    1,278,379    1,501,740
                 Rate sensitive liabilities (RSL)   722,672   1,141,229    1,328,335    1,422,034

             GAP (GAP=RSA-RSL)                      117,625    (147,864)     (49,956)      79,706
             RSA/RSL                                116.28%      87.04%       96.24%      105.61%
             RSA/Total assets                        51.58%      60.98%       78.48%       92.19%
             RSL/Total assets                        44.36%      70.06%       81.54%       87.30%
             GAP/Total assets                         7.22%      -9.08%       -3.07%        4.89%
             GAP/Total RSA                           14.00%     -14.89%       -3.91%        5.31%

                                                                       DECEMBER 31, 2002
                                                                 TIME TO MATURITY OR REPRICING
                                                                    (DOLLARS IN THOUSANDS)
                                                               91-365                   OVER 5
                                                 0-90 DAYS      DAYS      1-5 YEARS      YEARS        TOTAL
             INTEREST-EARNING ASSETS
             Loans                                 $635,664     $77,465     $175,066      $79,197      $967,392

             Investments                            163,621      21,138       26,576      261,208       472,543


             Short-term investments                     258           -            -            -           258
                                                   --------    --------     --------     --------    ----------
             Total interest-earning assets         $799,543     $98,603     $201,642     $340,405    $1,440,193
                                                   ========    ========     ========     ========    ==========

             INTEREST-BEARING LIABILITIES

             Interest-bearing demand               $      -     $     -     $      -     $ 64,892       $64,892

             Savings and money market               486,819       1,262            -          859       488,940

             Time deposits                          191,238     205,474       91,872       73,868       562,452

             Funds borrowed                         143,838      31,500       53,000          -         228,338
                                                   --------    --------     --------     --------    ----------
             Total interest-bearing
             liabilities                           $821,895    $238,236   $  144,872   $  139,619    $1,344,622
                                                   ========    ========     ========     ========    ==========

             CUMULATIVE
                 Rate sensitive assets (RSA)       $799,543    $898,146   $1,099,788   $1,440,193
                 Rate sensitive liabilities (RSL)   821,895   1,060,131    1,205,003    1,344,622


             GAP (GAP=RSA-RSL)                      (22,352)   (161,985)    (105,215)      95,571
             RSA/RSL                                 97.28%      84.72%       91.27%      107.11%
             RSA/Total assets                        51.80%      58.19%       71.26%       93.31%
             RSL/Total assets                        53.25%      68.69%       78.07%       87.12%
             GAP/Total assets                        -1.45%     -10.50%       -6.82%        6.19%
             GAP/Total RSA                           -2.80%     -18.04%       -9.57%        6.64%

         The following table shows the impact of an immediate 200 basis point change in interest rates as of March 31, 2003 and December 31, 2002. The effects are determined through the use of a simulation model based on our earning asset and interest-bearing liability portfolios, assuming the size of these portfolios remains constant from the balance sheet date throughout the one-year measurement period. The simulation assumes that assets and liabilities accrue interest on their current pricing basis. Assets and liabilities then reprice based on their terms and remain at that interest rate through the end of the measurement period. The model attempts to illustrate the potential change in net interest income if the foregoing occurred.

                                                            MARCH 31, 2003     DECEMBER 31, 2002
                                                          ----------------     -----------------
                                                           +200      -200       +200       -200
                                                           BASIS     BASIS      BASIS      BASIS
                                                          POINTS    POINTS     POINTS     POINTS
                                                          ------    ------     ------     ------
Percentage change in net interest income due to
   an immediate 200 basis point change in
   interest rates over a one-year time horizon....        -1.5%      -8.9%       2.9%     -10.5%

         This table shows that if there had been an instantaneous parallel shift in the yield curve of -200 basis points on March 31, 2003 and December 31, 2002, we would suffer a decline in net interest income of -8.9% and -10.5%, respectively, over each one-year period. Conversely, a shift of +200 basis points would decrease net interest income -1.5% over a one-year horizon based on March 31, 2003 balances, as compared to an increase of net interest income of 2.9% measured on the basis of the December 31, 2002 portfolio.

         Changes in the effect on net interest income from a 200 basis point movement at March 31, 2003, compared to December 31, 2002 are due to the timing and nature of the repricing of rate sensitive assets to rate sensitive liabilities within the one year time frame. Although we are negatively gapped within one year, the asset sensitive position of the balance sheet in the first 90 days of the simulation, coupled with the timing of repricing within the 91 to 365 day bucket, would lead to only a moderate decrease in net interest income from an immediate +200 basis point move. The difference in the effect on net interest income at March 31, 2003 as compared to December 31, 2002 is due to the differences in the timing, balances, and current rates versus simulated rates of repricing assets and liabilities.

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

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits.

         3.1 Amended and Restated Certificate of Incorporation of PrivateBancorp, Inc., as amended.

         3.2      Amended and Restated By-laws of PrivateBancorp, Inc.

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

         15.0     Acknowledgment of Independent Auditors

         99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         99.2     Independent Accountants' Review Report

         (b)      Reports on Form 8-K

                  (1) Current Report on Form 8-K dated January 3, 2003, filed with the SEC on January 3, 2003.

                  (2) Current Report on Form 8-K dated January 9, 2003, filed with the SEC on January 9, 2003.

                  (3) Current Report on Form 8-K dated January 21, 2003, filed with the SEC on January 21, 2003.

                  (4) Current Report on Form 8-K dated January 27, 2003, filed with the SEC on January 27, 2003.

                  (5) Current Report on Form 8-K dated February 27, 2003, filed with the SEC on February 27, 2003.

                  (6) Current Report on Form 8-K dated March 24, 2003, filed with the SEC on March 24, 2003.

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

                                             PRIVATEBANCORP, INC.
                                             Registrant)


                                             By:  /s/ Ralph B. Mandell
                                                  -----------------------------
                                                  Ralph B. Mandell,
                                                  Chairman, President and
                                                  Chief Executive Officer


                                             By:  /s/ Dennis L. Klaeser
                                                  -----------------------------
                                                  Dennis L. Klaeser,
                                                  Chief Financial Officer
                                                  (principal financial officer)


                                             By:  /s/ Lisa M. O'Neill
                                                  -----------------------------
                                                  Lisa M. O'Neill,
                                                  Controller
                                                  (principal accounting officer)

Date:    May 14, 2003

                                 CERTIFICATIONS

I, Ralph B. Mandell, Chairman, President and Chief Executive Officer of PrivateBancorp, Inc., certify that:

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

Date: May 14, 2003


/s/ Ralph B. Mandell
----------------------------
Ralph B. Mandell
Chairman, President and Chief Executive Officer
PrivateBancorp, Inc.

                                 CERTIFICATIONS

I, Dennis L. Klaeser, Chief Financial Officer of PrivateBancorp, Inc., certify that:

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

Date: May 14, 2003


/s/ Dennis L. Klaeser
---------------------------
Dennis L. Klaeser
Chief Financial Officer
PrivateBancorp, Inc.

                                  EXHIBIT INDEX

3.1 Amended and Restated Certificate of Incorporation of PrivateBancorp, Inc., as amended.

3.3      Amended and Restated By-laws of PrivateBancorp, Inc.

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

15.0     Acknowledgment of Independent Auditors

99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2     Independent Accountants' Review Report