Form 10-K/A
period 2002-12-31
PRIVATEBANCORP INC
filed 2003-07-01
CIK 889936

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 000-25887

PRIVATEBANCORP, INC.

(Exact name of Registrant as specified in its charter)

Delaware	36-3681151
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Ten North Dearborn Street Chicago, Illinois 60602

(Address of principal executive offices)

(312) 683-7100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, no par value

9.50% Cumulative Trust Preferred Securities

(and the Guarantee with respect thereto)

Indicate by checkmark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

The aggregate market value of the voting common equity of the Registrant held by non-affiliates of the Registrant was approximately $107,273,278 based on the closing price of the common stock of $20.10 on June 30, 2002, as reported by the NASDAQ National Market.

As of February 28, 2003, the Registrant had outstanding 7,738,164 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders are incorporated by reference into Part III.

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

As the financial industry has consolidated, and smaller, independent banks have been acquired by national, multi-bank holding companies, many financial institutions have focused on a mass-market approach using automated customer service which de-emphasizes personal contact. We believe that the centralization of decision-making power at these large institutions has resulted in disruption of client relationships as frontline bank employees who have limited decision-making authority fill little more than a processor role for their customers. At many of these large institutions, services are provided by employees in the “home office” who evaluate requests without the benefit of personal contact with the customer or an overall view of the customer’s relationship with the institution.

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

We have two banking subsidiaries—The PrivateBank and Trust Company, which we also refer to as The PrivateBank (Chicago), and The PrivateBank, which we also refer to as The PrivateBank (St. Louis). Using the European tradition of “private banking” as our model, we provide our clients with traditional individual and corporate banking services, including a variety of loan and deposit products, and wealth management services. Our goal is to be the primary source of financial products and services for our clients. We strive to develop a valued relationship with our clients, using an experienced team of managing directors, to serve each client’s individual and corporate banking needs, and by tailoring our products and services to consistently meet those needs.

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

The PrivateBank Approach

•	We are a client-driven organization and believe we have developed a unique approach to private banking designed to provide our clients with superior service. We emphasize personalized client relationships and custom-tailored financial services, complemented by the convenience of technology. We target the affluent segment of the market because we believe that there is significant unmet demand for personalized services within this segment, and also because we believe it offers significant growth potential. The key aspects of our private banking approach are:

•	Personal Relationships. Our approach begins with the development of strong, dedicated relationships with our clients. Each client is matched with a team of individuals headed by a managing director, who is our client’s central point of contact with us. Our 18 managing directors, who are senior financial professionals, act as the financial partners of our clients, working with them to identify and service their banking needs. By dedicating a team of executives to each client, we are able to build ongoing relationships that allow our managing directors to use their increasing knowledge of the client’s financial history and goals to quickly adapt our services to the client’s individual needs. The purpose of this approach is to give our clients a sense of security and continuity of personal service in their banking relationship. On the basis of this trust and confidence, we then seek to expand the scope of services provided to each client, often including banking needs related to the business affairs of our clients. Satisfied clients provide our most fertile source of new business and new client referrals as well. While we encourage our clients to contact us directly, we also utilize technology to complement and enhance client service. We offer products such as PrivateBank Access, our Internet banking service, Master Money debit cards and Private Line Access, our voice-response communication system, to enhance, not replace, personal contact. This technology allows us to afford our clients the convenience of accessing our services from remote locations at any time of day.

Our clients may connect to Trust Plus Online Access, Private NetBanking, and Business NetBanking directly through the Internet. Clients can also connect to PrivateLine Access directly through the telephone. Business NetBanking became available during 2001. Through Trust Plus Online Access, which became available late in 2000, wealth management clients may access account balance and history information in a read-only format through the Internet. Business NetBanking allows clients to access deposit and loan information, initiate stop payments, initiate bill payments, establish repetitive wire transfers and authorize transactions that clear through the Automated Clearing House (ACH). Private NetBanking and Business NetBanking are supported by a help desk that is staffed 60 hours per week. Currently, clients may:

•	access information regarding their wealth management account balances and recent transactions;

•	access deposit information;

•	transfer funds among deposit accounts;

•	utilize a bill payment service with a variety of options;

•	export information to financial software packages;

•	access the Private NetBanking and Business NetBanking help desk which is staffed 24 hours a day, seven days a week; and

•	send e-mail messages to bank personnel.

As technology changes, we intend to modify and enhance our electronic banking products. We believe that in the future, a growing number of our clients will desire both personal and electronic services. We intend to work to improve and expand dual-delivery systems providing the quality of service to which our clients are accustomed.

•

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

•	Customized Financial Services. In taking a long-term relationship approach with our clients, we are able to differentiate our services from the “one-size-fits-all” mentality of other financial institutions. Our clients use a wide variety of financial services beyond the traditional banking products, and we work with them to identify their particular needs and to develop and shape our services tailored to meet those needs. While we offer a portfolio of banking products, we believe that it is our personalized service that distinguishes us from our competitors. We encourage, not discourage, our clients to contact us. We use regular contact as a way to strengthen our relationships, increase services to existing clients and earn referral business.

•	Streamlined Decision-Making Process. Unlike many other banks, we do not have a lengthy chain of command. Our clients generally deal directly with their dedicated managing directors, who are given broad decision-making authority. This allows our managing directors to respond quickly and efficiently to our clients’ needs. We are able to use a streamlined approach because our organization has many qualified, experienced credit officers. Officers with credit approval authority make themselves available on short notice to help consult on or approve credits when time is of the essence. Generally, we use an “on call” approach, rather than structured meetings, to approve credit. As the amount and the complexity of the credit increases, we often use a more traditional approval process.

•	Network of Comprehensive Financial Services. In order to compete with other financial service providers, we rely on a network of professionals in the financial and investment communities with whom we have developed strategic alliances over the years. This enables us to offer our clients a broad array of high quality services. For example, we work with selected investment management firms in providing services to our wealth management clients. Our clients can either maintain their existing investment management relationships when they become wealth management clients, use our subsidiary, Lodestar, or use our approved providers of investment management services. We believe this choice distinguishes our service from the rigid policies set by some of our competitors. We, in turn, assist our clients in selecting a complete package of services best suited to their individual needs without incurring the overhead associated with directly employing diversified portfolio managers. We also have a contractual fee sharing agreement with an independent insurance brokerage firm. Through this affiliation, we offer a full range of personal and corporate insurance products to our clients. To complement our existing financial products and services, we have a contractual arrangement with a registered securities broker-dealer firm through which we offer our clients on-site securities brokerage services.

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

•

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

•	Increasing the Reach of Our Existing Offices. In addition to increasing the services provided to our existing clients, we seek to expand the market presence of our existing offices, particularly in our newer offices. We believe that the growing need for private banking services in these markets is still largely unmet and we believe there is a significant opportunity to increase our client base in these offices, particularly in the wealth management area. Key to this strategy is attracting quality people. We hope to capitalize on our reputation and the reputations of our managing directors in increasing our market presence. Our managing directors, with their personal and professional contacts in the financial and corporate arenas, have been instrumental in developing our business. We encourage our senior executives to attend and host business receptions, charitable activities and promotional gatherings so that we may interact with our clients in a unique and personal manner. We also hope to grow our business through referrals from our existing clients. Referrals have been a significant source of new business for us. We value this system of networking because it allows us to further develop and strengthen our personal and professional relationships with both new and existing clients.

•	Acquisition of Asset Management Firms. We intend to continue to direct our energies towards building the breadth and depth of our wealth management area. We are very focused on acquiring additional asset management and financial planning capabilities as well as other fee income generating lines of business. As part of this ongoing strategy, we acquired a controlling interest in Lodestar, a Chicago-based investment advisor, in December 2002.

•	Expanding into New Product Lines and Services. Our goal is to be the primary source of financial products and services for our clients. We believe that by broadening our product line and adding additional financial services not currently offered by us, we should be able to achieve an increase in our franchise value through diversification of our fee income and strengthening of our client relationships. To reach this goal, we intend to consider acquisitions, joint ventures or strategic alliances with other financial service companies that emphasize quality service and the value of relationships. Our targets are businesses that complement our services and enable us to broaden our product line to better serve our clients and help us develop new client relationships.

•	Expanding into New Markets. We believe that the trend toward bank consolidation and centralized decision-making that has created a demand for our private banking services is not unique to Chicago or St. Louis. As we identify other markets with over 1 million people in the Midwest that present opportunities for growth and development similar to those in the Chicago and St. Louis markets, we will consider selective geographic expansion through possible acquisitions of existing institutions or by establishing new banking offices. We organized The PrivateBank (St. Louis) as a federal savings bank to create flexibility in pursuing these geographic expansion opportunities.

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

•

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

•	Real Estate Services. We provide real estate loan products to businesses and individuals. Our commercial real estate lending products are designed for real estate investors. We provide a full range of fixed and floating rate permanent and mini-permanent mortgages for our clients to finance a variety of properties such as apartment buildings, office buildings, strip shopping centers, and other income properties. In certain circumstances, we also provide construction lending for residential and commercial developments. We believe that our lending products are competitively priced with terms that are tailored to our clients’ individual needs. Our residential mortgage products range from 30-year fixed rate products to personal construction lending. The home mortgage market is very competitive and we believe that our service is what separates us from our competition. Many mortgage lenders cannot work with borrowers who have non-traditional income sources or non-traditional properties, such as co-ops. Our mortgage lending staff is trained to work with successful individuals who have complex personal financial profiles. We have developed a proficiency for mortgages in excess of $1.0 million per loan and will work with our clients and our market sources to place these loans into the secondary market. Our experience has been that residential lending is an excellent vehicle to attract new clients.

•	Wealth Management. Our services include investment management, personal trust and estate services, custodial services, retirement accounts and brokerage and investment services. Our trust personnel work with our clients to define objectives, goals and strategies for their investment portfolios. We assist the client with the selection of an outside investment manager and work to tailor the investment program accordingly. During 1999, we introduced PrivateBank Counselor, an asset allocation program that combines outside professional portfolio management with an investment plan that our wealth management personnel tailor to the individual client’s personal financial goals. Our wealth management and estate account administrators work with our clients and their attorneys to establish their estate plans. We work closely with our clients and their beneficiaries to ensure that their needs are met and to advise them on financial matters. When serving as management agent, trustee or executor, we often structure and periodically monitor the performance of the investment management of our clients’ investment portfolios. We also provide our clients with custodial services for safekeeping of their assets. Consistent with our private banking approach, we emphasize a high level of personal service in our wealth management area, including prompt collection and reinvestment of interest and dividend income, weekly valuation, tracking of tax information, customized reporting and ease of security settlement. We also offer retirement products such as individual retirement accounts, 401(k)s, IRA rollovers, and administrative services for retirement vehicles such as profit sharing plans and employee stock option plans, as well as a full line of brokerage and investment products. Wealth management services are currently offered at The PrivateBank (St. Louis) through the wealth management department of The PrivateBank (Chicago). In December 2002, we acquired a controlling interest in Lodestar Investment Counsel, a Chicago-based investment adviser. We expect that this acquisition will provide additional sources of revenue in our wealth management segment.

•	Individual Banking Services. Our typical private banking client has several of the following products: interest bearing checking with credit line, money market deposit accounts, certificates of deposit, ATM/debit cards, and brokerage accounts. Some of our clients also use the PrivateBank Access Internet PC banking product. In addition to residential mortgages, we provide clients a variety of secured and unsecured personal loans and lines of credit as well as domestic and international wire transfers and foreign currency exchange. Through our affiliations and contractual arrangements with an independent insurance brokerage firm and a registered securities broker-dealer firm, we offer insurance products and securities brokerage services.

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

The goal of our lending program is to meet the credit needs of our diverse client base while using sound credit principles to protect our asset quality. Our business and credit strategy is relationship-driven and we strive to provide a reliable source of credit, a variety of lending alternatives, and sound financial advice to our clients. When extending credit, our decisions are based upon our client’s ability to repay the loan from non-speculative sources. The quality and integrity of the borrower is crucial in the loan approval process. We monitor the performance of our loan portfolio through regular contacts with our clients, continual portfolio review, careful monitoring of delinquency reports and reliance on our loan review function.

We have retained an independent, outside resource to perform our loan review function, which ensures that our loan review process remains independent of the loan production and administration processes. Our loan reviewer examines individual credits to critique individual problems and the entire portfolio to comment on systemic weaknesses. The reviewer reports directly to the audit committee of our board of directors on a quarterly basis. In addition to loan review, the loan/investment committee of our board reviews the adequacy of the allowance for loan losses on a quarterly basis. The committee assesses management’s loan loss provisions based on the loan reviewer’s findings, delinquency trends, historical loan loss experience and current economic trends.

Our legal lending limits, based on our banks’ statements of financial condition, are calculated to not exceed 25% of capital plus unencumbered reserves. At December 31, 2002, The PrivateBank (Chicago)’s legal lending limit was $25.5 million and The PrivateBank (St. Louis)’s legal lending limit was $1.25 million. A bank’s legal lending limit is the maximum amount of credit that the bank may commit to any one individual or business entity after aggregating all related credit.

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

Our chief credit officer, or his designee, is involved in all credit decisions when the aggregate credit exposure is in excess of $250,000. The loan/investment committee of The PrivateBank (Chicago) reviews all credit decisions over $2.5 million and the loan/investment committee of The PrivateBank (St. Louis) reviews all credit decisions over $250,000. Prior approval is required for credit exposure in excess of $5.0 million and for all credits related to our board members or our managing directors. Loans are approved at the bank level by a management loan committee or by obtaining the approval of credit officers as required by the loan policy. We believe that this process allows us to be more responsive to our clients’ needs by being able to approve credit without waiting for scheduled committee meetings. We also use management committee meetings to discuss complex credits or when we feel that a particular credit may be informative to everyone in the loan approval process. As a thrift, The PrivateBank (St. Louis) is required to maintain a specific percentage of its loan portfolio in qualified residential real estate loans. To address this regulatory requirement, from time to time, The PrivateBank (St. Louis) intends to purchase qualifying loans from The PrivateBank (Chicago) in exchange for loans generated in the St. Louis market that do not meet the criteria for qualified-thrift-loans. We expect to price sales of loans between the banks so as to allow each bank to achieve equal risk rewards from a yield perspective.

Prior to purchasing any loans, the chief credit officer of The PrivateBank (Chicago) will apply the same credit policies and procedures as are followed for any other loan approval. Likewise, The PrivateBank (St. Louis) will apply the same lending discipline to loans purchased from The PrivateBank (Chicago) as it does for externally generated loans.

The following table sets forth our loan portfolio by category as of December 31, 2002 and 2001:

	December 31, 2002	Percentage of total loans	December 31, 2001	Percentage of total loans
	(dollars in thousands)
Commercial real estate	$452,703	47%	$310,869	40%
Commercial	165,993	17%	163,279	21%
Construction	123,204	13%	92,528	12%
Home equity.	80,776	8%	59,795	8%
Residential real estate.	72,289	8%	89,889	11%
Personal	70,676	7%	64,411	8%

Total loans	$965,641	100%	$780,771	100%

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

While we have included prepayment penalty clauses in many of our loans, due to the relatively short-term nature of our commercial real estate loan portfolio, collection of prepayment penalties has not had a significant impact on our overall reported yield.

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

Our lines of credit typically are limited to a percentage of the value of the assets securing the line, and priced by a floating rate formula. In general, lines of credit are reviewed annually and are supported by accounts receivable, inventory and equipment. Depending on the risk profile of the borrower, we may require periodic aging of receivables, and inventory and equipment listings to verify the quality of the borrowing base prior to advancing funds. Our term loans are typically also secured by the assets of our clients’ businesses. Term loans typically have maturities between one to five years, with either floating or fixed rates of interest. Commercial borrowers are required to provide updated personal and corporate financial statements at least annually. Letters of credit are an important product to many of our clients. We issue standby or performance letters of credit, and can service the international needs of our clients through correspondent banks. We use the same underwriting standards for letters of credit as we do for funded loans.

Our credit approval process for commercial loans is comprehensive. We typically review the current and future cash needs of the borrower, the business strategy, management’s ability, the strength of the collateral, and the strength of the guarantors. While our loan policy has guidelines for advances on different types of collateral, we establish eligible asset values on a case-by-case basis for each borrower. Our officer on the account must be able to validate his or her position during the approval process.

Our commercial lending underwriting process includes an evaluation of the borrower’s historical and projected balance sheet, income statement, liquidity and cash flow as well as the collateral to determine the level of creditworthiness of the borrower. Generally, these loans are secured by a first priority security interest in all the assets of the borrower and also include the support of a personal guarantee of one or more of the principals of the borrower. Our policy permits an advance rate of 80% for accounts receivable; 25-50% for inventory; and 65% for machinery/equipment, which are confirmed periodically with the use of monthly borrowing base certificates to monitor the eligible collateral. In each case, based upon the overall credit, liquidity and the collateral, a risk rating is established for the loan.

At December 31, 2002 our commercial loan portfolio totaled $166.0 million. The Company tracks this portfolio by the portion that is secured by collateral and the portion that is unsecured. At December 31, 2002 $144.4 million of the total commercial loan portfolio was secured and $21.5 million was unsecured.

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

We have not and do not expect to enter into forward commitments to sell mortgage loans. We have not sought to establish contractual arrangements to sell a pipeline of loan originations. Rather, we tend to sell fixed-rate mortgage loans on a loan-by-loan basis, typically to independent third-party banks that are in the business of purchasing mortgage loans, including jumbo loans, that meet certain established criteria. Our policy is to obtain prior approval from secondary market sources regarding the planned loan sale before we commit to originate any fixed-rate residential mortgage loans. Our internal approval process is less stringent for loans pre-approved by our secondary market sources. This allows us to be responsive to the tight time commitments dictated for locking in rates in the secondary market.

We believe that we have a competitive advantage in our ability to offer financing for our clients who have non-traditional income sources or require large mortgage loans. We have developed secondary market sources for mortgages, including several able to provide financing in amounts in excess of $1.0 million per loan which is occasionally required by our clients. By offering our own ARM loans, we can offer credit to individuals who are self-employed or have significant income from partnerships or investments. The secondary market often will not take the time or will be unable to make exceptions for otherwise qualified borrowers. We also have experience in making loans to qualified borrowers secured by co-ops. Loans backed by collateral in co-op housing represented less than $10 million of our loan portfolio at December 31, 2002. Co-op loans are not conventional mortgage loans and are by their nature difficult to sell. However, due to the nature of the Company’s business, the banks tend to make jumbo loans secured by higher priced properties, and we believe the resale market for co-op properties in this category is generally similar to higher-end condominium and fee-simple residential properties. We believe that we are one of a limited number of financial institutions in the Chicago area making these loans.

Personal Loans.    Our personal loan portfolio consists of loans to secure funds for personal investment, loans to acquire personal assets such as automobiles and boats, and personal lines of credit. Frequently, our borrowers prefer not to liquidate assets to secure funds for investment or personal acquisitions. They will use these assets as collateral for personal loans, or if their financial statements and personal reputations are sufficient, we will grant unsecured credit. Knowing our borrowers is a key factor in originating personal loans. When personal loans are unsecured, we believe that the character and integrity of the borrower becomes as important as the borrower’s financial statement.

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

Home Equity Loans.    Our home equity loan portfolio consists of traditional home equity lines of credit prevalent in the market today. In general, we advance up to 80% on the value of a home, less the amount of prior liens. However, we may vary from that percentage depending on the value of the home, type of dwelling, and the personal financial situation of the borrower. Home equity loans are funded either through draws requested by our clients or by special home equity credit drafts that function as bank checks. Home equity loans are approved using the same standards as residential mortgage loans. Our borrower’s personal cash flow is compared to debt service requirements to determine our borrower’s ability to repay. Home equity loans are competitively priced and are based on a floating rate formula.

Construction Loans.    Our construction loan portfolio consists of single residential properties, multi-family properties, and commercial projects. As construction lending has greater inherent risk, we closely monitor the status of each construction loan throughout its term. Typically, we require full investment of the borrower’s equity in construction projects prior to injecting our funds. Generally, we do not allow borrowers to recoup their equity from the sale proceeds of finished units (if applicable) until we have recovered our funds on the overall project. We use a title company to disburse periodic draws from the construction line to ensure that there will be no title problems at the end of the project.

Our construction loans are often the highest yielding loans in our portfolio due to the inherent risks and the monitoring requirements. These loans typically have floating rates, commitment fees and release fees. During our credit approval process, factors unique to construction loans are considered. These include assessment of the market for the finished product, reasonableness of the construction budget, ability of the borrower to fund cost overruns, and the borrower’s ability to liquidate and repay the loan at the point when the loan-to-value ratio is the greatest. We seek to manage these risks by, among other things, ensuring that the collateral value of the property throughout the construction process does not fall below acceptable levels, ensuring that funds disbursed are within parameters set by the original construction budget, and properly documenting each construction draw. Due to our more stringent standards for underwriting and monitoring construction loans and the credit profile of our borrowers, we are comfortable with the risk associated with this portfolio and are committed to construction lending as an integral part of our lending program.

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

Our investment portfolio also includes equity investments in the Federal Home Loan Bank of Chicago and the Federal Home Loan Bank of Des Moines. We invest in the Federal Home Loan Bank in order to be a member, which qualifies us to use their services including Federal Home Loan Bank borrowings. In addition, we have purchased participations in pools of loans from Neighborhood Housing Services (“NHS”). NHS is a not-for-profit organization that helps provide affordable housing to low and moderate income residents in the Chicago area. The size of our investment is proportionate to the volume of loans in certain credit programs offered by NHS. NHS is an important vehicle in our Community Reinvestment Act (“CRA”) lending program.

Our Investment Committee has responsibility for the oversight of management of our investment portfolio as well as the implementation of our investment strategy. Our loan portfolio is primarily floating-rate and when market rates decline, loans that are tied to floating rates reprice downward immediately. Our investment portfolio is currently structured to perform well in a ‘rates down’ scenario. Alternatively, in a ‘rates up’ environment, our loan portfolio performs very well due to the large percentage of floating rate loans. As currently structured, the investment portfolio will not outperform our loan portfolio in a rates up environment. During periods of volatility, we actively monitor the investment securities portfolio to maximize total returns in the construct of our asset-liability management structure. The Investment Committee meets periodically with our Asset-Liability Committee to discuss our investment policies.

Wealth Management

We offer our clients a wide variety of trust and asset management services designed to meet their individual needs and investment goals. Many of our wealth management clients have long-standing relationships with our managing directors. In administering a trust, we work closely with our client, the beneficiaries and the trustees’ attorneys and accountants on personal and tax matters to assist the client in accomplishing their stated objectives. As fiduciaries of a trust or estate, our responsibilities may include:

•	administering the account pursuant to the applicable document;

•	collecting, holding and valuing assets;

•	monitoring investment portfolios;

•	paying debts, expenses and taxes;

•	distributing property;

•	advising beneficiaries; and

•	preparation of tax returns.

In addition to trust and estate administration, we offer:

•	financial planning accounts;

•	investment agency accounts;

•	guardianship administration;

•	Section 1031 exchanges; and

•	custodial accounts.

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

	At or for the twelve months ended December 31, 2002
Account Type	Market Value	Revenue
	(in thousands)
Personal trust—managed	$247,530	$1,295
Agency—managed	181,599	907
Custody	277,598	580
Employee benefits—managed.	51,148	74

Total	$757,875	$2,856

We have chosen to outsource some of the investment management aspect of our wealth management business so that we may offer our clients diversity and flexibility of investment representation and to allow us to impartially evaluate investment performance. This structure also allows our clients to independently designate one or more specific advisors enabling them to maintain existing relationships they may have within the financial community. If the client does not have such a relationship in place, we help them select an investment management firm to best service their needs. Based on the client’s investment strategy and objectives and the account attributes, one or more investment managers will be selected from a selected group of approved advisors. We continue to direct our energies towards building the breadth and depth of our wealth management area. To that end, The PrivateBank (Chicago) acquired Lodestar Investment Counsel, a Chicago-based investment adviser with $482 million of assets under management at December 31, 2002. Lodestar manages equity, balanced, and fixed income accounts primarily for high net-worth individuals, retirement plans and charitable organizations with investable assets in excess of $1.0 million, and shares a similar focus on highly personalized client service.

Trust fee revenue of approximately $1.9 million was recognized by the Company during 2002 from the wealth management services provided for those clients where a third-party investment manager is utilized. In 2002, we paid $611,000 to third-party investment managers. The fees we pay to third-party investment managers are included in the professional fees category of non-interest expense. William Blair & Company

Limited Liability Company is the only investment manager with whom we have a relationship that managed more than 5% of our wealth management assets under management as of December 31, 2002.

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

Asset-Liability Management Committee

We have an asset/liability committee (“ALCO”) comprised of selected senior executives who are charged with the dual goals of optimization and stabilization of net interest income over time while adhering to prudent banking practices. ALCO oversees asset growth, liquidity and capital, and directs our overall acquisition and allocation of funds. At its meetings, ALCO reviews issues including:

•	data on economic conditions;

•	current interest rate outlook;

•	current forecast on loans and deposits;

•	mix of interest rate sensitive assets and liabilities;

•	bank liquidity position;

•	investment portfolio purchases and sales; and

•	other matters as presented.

ALCO is also responsible for monitoring compliance with our investment policy. On a quarterly basis, ALCO reports to the loan/investment committee who reviews the portfolio of reports we prepare for our board of directors and all the decisions made by ALCO affecting net interest income.

Competition

We do business in the highly competitive financial services industry. Our geographic market is primarily the greater Chicago and St. Louis metropolitan areas. The financial services industry is comprised of commercial banks, thrifts, credit unions, investment banks, brokerage houses, money managers, and other providers of financial products and services. These firms compete with us for one or more of the following: loans, deposits, wealth management services, or investment products. Some of these firms have business units that promote themselves as “private banks.” The typical private banking competitor is a unit of a large commercial bank catering to the upper echelon of that bank’s customer base.

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

Employees

As of December 31, 2002, we had approximately 184 full-time equivalent employees and an additional 6 full-time employees including our controlling interest in Lodestar Investment Counsel, LLC. The salaries of all of our employees are paid by either The PrivateBank (Chicago) or The PrivateBank (St. Louis), with the exception of Messrs. Mandell and Svec and Lisa M. O’Neill, our Director of Financial Reporting, a portion of whose salaries are paid by PrivateBancorp.

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

Bank Holding Company Regulation

PrivateBancorp is registered as a “bank holding company” with the Board of Governors of the Federal Reserve System (the “Federal Reserve”) pursuant to the Bank Holding Company Act of 1956, as amended (the Bank Holding Company Act of 1956 and the regulations issued thereunder are collectively referred to as the “BHC Act”), and we are subject to regulation, supervision and examination by the Federal Reserve.

Minimum Capital Requirements.    The Federal Reserve has adopted risk-based capital requirements for assessing bank holding company capital adequacy. These standards define capital and establish minimum capital ratios in relation to assets, both on an aggregate basis and as adjusted for credit risks and off-balance sheet exposures. Under the Federal Reserve’s risk-based guidelines applicable to PrivateBancorp, capital is classified into two categories.

For bank holding companies, Tier 1, or “core,” capital consists of:

•	common stockholders’ equity;

•	qualifying noncumulative perpetual preferred stock;

•	qualifying cumulative perpetual preferred stock (subject to some limitations); and

•	minority interests in the common equity accounts of consolidated subsidiaries.

less:

•	goodwill; and

•	specified intangible assets.

Tier 2, or “supplementary,” capital consists of:

•	the allowance for loan and lease losses;

•	perpetual preferred stock and related surplus;

•	hybrid capital instruments;

•	unrealized holding gains on equity securities;

•	perpetual debt and mandatory convertible debt securities;

•	term subordinated debt, including related surplus; and

•	intermediate-term preferred stock, including related securities.

Under the Federal Reserve’s capital guidelines, bank holding companies are required to maintain a minimum ratio of qualifying total capital to risk-weighted assets of 8%, of which at least 4% must be in the form of Tier 1 capital. The Federal Reserve has established a minimum ratio of Tier 1 capital to total assets of 3% for strong bank holding companies (those rated a composite “1” under the Federal Reserve’s rating system). For all other bank holding companies, the minimum ratio of Tier 1 capital to total assets is 4%. In addition, the Federal Reserve continues to consider the Tier 1 leverage ratio (after deducting all intangibles) in evaluating proposals for expansion or new activities.

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

As of December 31, 2002, we had regulatory capital in excess of the Federal Reserve’s minimum requirements. Our total risk-based capital ratio at December 31, 2002 was 8.29% and our leverage ratio was 5.47%.

Acquisitions.    The BHC Act requires prior Federal Reserve approval for, among other things, the acquisition by a bank holding company of direct or indirect ownership or control of more than 5% of the voting shares or substantially all the assets of any bank, or for a merger or consolidation of a bank holding company with another bank holding company. With limited exceptions, the BHC Act prohibits a bank holding company from acquiring direct or indirect ownership or control of voting shares of any company which is not a bank or bank holding company and from engaging directly or indirectly in any activity other than banking or managing or controlling banks or performing services for its authorized subsidiaries. A bank holding company may, however, engage in or acquire an interest in a company that engages in activities which the Federal Reserve has determined, by regulation or order, to be so closely related to banking or managing or controlling banks as to be a proper incident thereto, such as owning and operating a savings association, performing functions or activities that may be performed by a trust company, or acting as an investment or financial advisor. The Federal Reserve, as a matter of policy, may require a bank holding company to be well-capitalized at the time of filing an acquisition application and upon consummation of the acquisition. Under the BHC Act and Federal Reserve regulations, we are prohibited from engaging in tie-in arrangements in connection with an extension of credit, lease, sale of property, or furnishing of services. That means that, except with respect to traditional banking products, we may not condition a client’s purchase of one of our services on the purchase of another service. The passage of the Gramm-Leach-Bliley Act, however, allows bank holding companies to become financial holding companies. Financial holding companies do not face the same prohibitions to entering into certain business transactions that bank holding companies currently face. See the discussion of the Gramm-Leach-Bliley Act below.

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

Ownership Limitations.    Under the Illinois Banking Act, any person who acquires more than 10% of our stock may be required to obtain the prior approval of the commissioner of the Illinois Office of Banks and Real Estate (the “Commissioner”). Under the Change in Bank Control Act, a person may be required to obtain the prior regulatory approval of the Federal Reserve before acquiring the power to directly or indirectly control the management, operations or policies of PrivateBancorp or before acquiring control of 10% or more of any class of our outstanding voting stock.

Dividends.    The Federal Reserve has issued a policy statement on the payment of cash dividends by bank holding companies. In the policy statement, the Federal Reserve expressed its view that a bank holding company experiencing earnings weaknesses should not pay cash dividends exceeding its net income or which could only be funded in ways that weakened the bank holding company’s financial health, such as by borrowing. Additionally, the Federal Reserve possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to prohibit or limit the payment of dividends by banks and bank holding companies.

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

Bank Regulation

The PrivateBank (Chicago) is subject to supervision and examination by the Commissioner and, as a non-member, FDIC-insured bank, to supervision and examination by the Federal Deposit Insurance Corporation (“FDIC”). As an affiliate of The PrivateBank (Chicago), we are also subject to examination by the Commissioner. The PrivateBank (Chicago) is a member of the Federal Home Loan Bank (“FHLB”) of Chicago and may be subject to examination by the FHLB of Chicago. The Federal Deposit Insurance Act (“FDIA”) requires prior FDIC approval for any merger and/or consolidation by or with another depository institution, as well as for the establishment or relocation of any bank or branch office. The FDIA also gives the FDIC the power to issue cease and desist orders. A cease and desist order could either prohibit a bank from engaging in certain unsafe and unsound bank activities or could require a bank to take certain affirmative action. The FDIC also supervises compliance with the federal law and regulations which, in addition to several other mandates, place restrictions on loans by FDIC-insured banks to an executive officer, director or principal shareholder of the bank, the bank holding company which owns the bank, and any subsidiary of such bank holding company. The FDIC also examines The PrivateBank (Chicago) for its compliance with statutes which restrict and, in some cases, prohibit certain transactions between a bank and its affiliates. Among other provisions, these laws place restrictions upon:

•	extensions of credit to the bank holding company and any non-banking affiliates;

•	the purchase of assets from affiliates;

•	the issuance of guarantees, acceptances or letters of credit on behalf of affiliates; and

•	investments in stock or other securities issued by affiliates or acceptance thereof as collateral for an extension of credit.

Also, The PrivateBank (Chicago) is subject to restrictions with respect to engaging in the issuance, underwriting, public sale or distribution of certain types of securities and to restrictions upon:

•	the nature and amount of loans which it may make to a single borrower (and, in some instances, a group of affiliated borrowers);

•	the nature and amount of securities in which it may invest;

•	the amount of investment in The PrivateBank (Chicago) premises; and

•	the manner in and extent to which it may borrow money.

Furthermore, all banks are affected by the credit policies of the Federal Reserve, which regulates the national supply of bank credit. Such regulation influences overall growth of bank loans, investments, and deposits and may also affect interest rates charged on loans and paid on deposits. The Federal Reserve’s monetary policies have had a significant effect on the operating results of commercial banks in the past and we expect this trend to continue in the future.

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

In addition to the foregoing, the ability of PrivateBancorp and The PrivateBank (Chicago) to pay dividends may be affected by the various minimum capital requirements and the capital and non-capital standards established under the Federal Deposit Insurance Corporation Improvements Act of 1991 (“FDICIA”), as described below.

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

Standards for Safety and Soundness.    The FDIA, as amended by FDICIA and the Riegle Community Development and Regulatory Improvement Act of 1994, requires the FDIC, together with the other federal bank regulatory agencies, to prescribe standards of safety and soundness, by regulations or guidelines, relating generally to operations and management, asset growth, asset quality, earnings, stock valuation, and compensation. The FDIC and the other federal bank regulatory agencies have adopted a set of guidelines prescribing safety and soundness standards pursuant to FDICIA. The guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder. In addition, the FDIC adopted regulations that authorize, but do not require, the FDIC to order an institution that has been given notice by the FDIC that it is not satisfying the safety and soundness guidelines to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the FDIC must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized institution is subject under the “prompt corrective action” provisions of FDICIA. If an institution fails to comply with such an order, the FDIC may seek to enforce its order in judicial proceedings and to impose civil money penalties. The FDIC and the other federal bank regulatory agencies have also proposed guidelines for asset quality and earning standards.

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

As of December 31, 2002, The PrivateBank (Chicago) had capital in excess of the requirements for a “well-capitalized” institution under the prompt corrective action provisions of FDICIA.

Insurance of Deposit Accounts.    Under FDICIA, as an FDIC-insured institution, The PrivateBank (Chicago) is required to pay deposit insurance premiums based on the risk it poses to the Bank Insurance Fund (“BIF”). The FDIC has authority to raise or lower assessment rates on insured deposits in order to achieve statutorily required reserve ratios in the insurance funds and to impose special additional assessments. Each depository institution is assigned to one of three capital groups: “well capitalized,” “adequately capitalized” or “undercapitalized.” Within each capital group, institutions are assigned to one of three supervisory subgroups: “A” (institutions with few minor weaknesses), “B” (institutions which demonstrate weaknesses which, if not corrected, could result in significant deterioration of the institution and increased risk of loss to BIF), and “C” (institutions that pose a substantial probability of loss to BIF unless effective corrective action is taken). Accordingly, there are nine combinations of capital groups and supervisory subgroups to which varying assessment rates would be applicable. An institution’s assessment rate depends on the capital category and supervisory category to which it is assigned. During 2002, The PrivateBank (Chicago) paid deposit insurance premiums in the aggregate amount of $148,350. During 2001, The PrivateBank (St. Louis) paid deposit insurance premiums in the aggregate amount of $38,017.

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

Community Reinvestment.    Under the CRA, a financial institution has a continuing and affirmative obligation to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, or limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community. However, institutions are rated on their performance in meeting the needs of their communities. Performance is tested in three areas: (a) lending, to evaluate the institution’s record of making loans in its assessment areas; (b) investment, to evaluate the institution’s record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and business; and (c) service, to evaluate the institution’s delivery of services through its branches, ATMs and other offices. The CRA requires each federal banking agency, in connection with its examination of a financial institution, to assess and assign one of four ratings to the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by the institution, including applications for charters, branches and other deposit facilities, relocations, mergers, consolidations, acquisitions of assets or assumptions of liabilities, and savings and loan holding company acquisitions. The CRA also requires that all institutions make public disclosure of their CRA ratings.

The PrivateBank (Chicago) was assigned a “satisfactory” rating in February 2002 as a result of its last CRA examination.

Bank Secrecy Act.    Under the Bank Secrecy Act (“BSA”), a financial institution is required to have systems in place to detect certain transactions, based on the size and nature of the transaction. Financial Institutions are generally required to report cash transactions involving more than $10,000 to the United States Treasury. In addition, financial institutions are required to file suspicious activity reports for transactions that involve more than $5,000 and which the financial institution knows, suspects or has reason to suspect involves illegal funds, is designed to evade the requirements of the BSA or has no lawful purpose. The USA PATRIOT Act of 2001, enacted in response to the September 11, 2001 terrorist attacks, requires bank regulations to consider a financial institution’s compliance with the BSA when reviewing applications. Finalized rulings regarding customer identification procedures are expected to be released in 2003 by the United States Treasury Department for this Act.

Compliance with Consumer Protection Laws.    The PrivateBank (Chicago) is subject to many federal consumer protection statutes and regulations including the CRA, the Truth in Lending Act, the Truth in Savings Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Real Estate Settlement Procedures Act and the Home Mortgage Disclosure Act. Among other things, these acts:

•	require banks to meet the credit needs of their communities;

•	require banks to disclose credit terms in meaningful and consistent ways;

•	prohibit discrimination against an applicant in any consumer or business credit transaction;

•	prohibit discrimination in housing-related lending activities;

•	require banks to collect and report applicant and borrower data regarding loans for home purchases or improvement projects;

•	require lenders to provide borrowers with information regarding the nature and cost of real estate settlements;

•	prohibit certain lending practices and limit escrow account amounts with respect to real estate transactions; and

•	prescribe possible penalties for violations of the requirements of consumer protection statutes and regulations.

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

Impact of the Gramm-Leach-Bliley Act.    The Gramm-Leach-Bliley Act (the “GLB Act”) amended or repealed certain provisions of the Glass-Steagall Act and other legislation that restricted the ability of bank holding companies, securities firms and insurance companies to affiliate with one another. The GLB Act has established a comprehensive framework to permit affiliations among commercial banks, insurance companies and securities firms. Also, a bank holding company that meets certain criteria may certify that it satisfies certain criteria and become a financial holding company, and thereby engage in a broader range of activity than permitted for a bank holding company.

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

The PrivateBank (St. Louis).    The PrivateBank (St. Louis) is a federally chartered savings bank. Accordingly, it is governed by and subject to extensive regulation, examination and supervision by the Office of Thrift Supervision (“OTS”), and is required to comply with the rules and regulations of the OTS under the Home Owners’ Loan Act (“HOLA”). As a federally chartered savings bank, The PrivateBank (St. Louis) has greater flexibility in pursuing interstate branching than an Illinois state bank. The activities of The PrivateBank (St. Louis) are also governed by the Federal Deposit Insurance Act. The FDIC has back-up regulatory authority over The PrivateBank (St. Louis). Although The PrivateBank (St. Louis) has a different primary federal regulator from The PrivateBank (Chicago), most, if not all, of the federal statutes and regulations applicable to The PrivateBank (Chicago) are also applicable to The PrivateBank (St. Louis).

Under such regulation and supervision, The PrivateBank (St. Louis) is required to file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to establishing branches or entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. In addition, the PrivateBank (St. Louis) is required in many situations to either apply to or provide notice to the OTS before declaring a dividend. The OTS also conducts periodic examinations to test The PrivateBank’s (St. Louis) compliance with various regulatory and safety and soundness requirements. This regulation and supervision establishes a comprehensive framework of supervision and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including discretion with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the OTS, the FDIC or the Congress, could have a material adverse impact on us, The PrivateBank (St. Louis) and our operations.

The PrivateBank (St. Louis) is also required to be a qualified thrift lender (“QTL”). The HOLA requires savings institutions to meet a QTL test, under which the institution is required to either qualify as a “domestic building and loan association” under the Internal Revenue Code or maintain at least 65% of its “portfolio assets” (total assets less (1) specified liquid assets up to 20% of total assets; (2) intangibles, including goodwill; and (3) the value of property used to conduct business) in certain “qualified thrift investments,” (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least nine months out of each twelve-month period. As part of its application process, The PrivateBank (St. Louis) submitted a three-year business plan to the FDIC and the OTS which commits to compliance with the QTL test among other objectives, including the maintenance of sufficient capital. A savings institution that fails the QTL test is subject to certain operating restrictions, such as not being able to retain or operate out-of-state branches, and may be required to convert to a bank charter. In meeting the QTL test, The PrivateBank (St. Louis) may be assisted by The PrivateBank (Chicago) through the purchase by The PrivateBank (Chicago) of certain loans and/or assets from The PrivateBank (St. Louis).

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES

LITIGATION REFORM ACT OF 1995

This report contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ materially from the results discussed in forward-looking statements. Factors which might cause such a difference include, but are not limited to, further decline in market rates of interest and fluctuations in loan and deposit pricing; greater than anticipated deterioration in asset quality due to a prolonged economic downturn in the greater Chicago and St. Louis metropolitan areas or nationally, or other unanticipated circumstances; legislative or regulatory changes; adverse developments in our loan or investment portfolios; significant increases in competition; difficulties in identifying attractive acquisition opportunities or strategic partners to complement our private banking approach; and the possible dilutive effect of potential acquisitions or expansion. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

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

Gary S. Collins (44) has been Co-Vice Chairman of The PrivateBank (Chicago) downtown office and a Managing Director of The PrivateBank (Chicago) since 1991. As a specialist in real estate lending, Mr. Collins has spent more than 20 years managing diverse real estate transactions and the full range of mortgage financing. Before joining the bank in 1991, he held senior positions at several Chicago metropolitan area financial institutions, including First Chicago Bank of Oak Park, First Colonial Bancshares and Avenue Bank of Oak Park.

Richard C. Jensen (57) has been a Director since January 2000. Mr. Jensen has been a Managing Director of The PrivateBank (Chicago) since November 1999. He became Chairman, Chief Executive Officer and a Managing Director of The PrivateBank (St. Louis) upon receipt of its banking charter in June 2000. From May 1998 until joining us, Mr. Jensen served as Chairman and Chief Executive Officer of Missouri Holding, Inc. From March to May 1998, he served as President and Chief Executive Officer of Royal Banks of Missouri. For the previous 18 years, Mr. Jensen served in various executive positions with National Bank and its predecessor, Boatmen’s Bank, in St. Louis.

Hugh H. McLean (44) has been Co-Vice Chairman of The PrivateBank (Chicago) since 2001 and a Managing Director of The PrivateBank (Chicago) since 1996. He serves as head of the The PrivateBank (Chicago) suburban offices. Prior to joining the bank, he served as a regional manager with Firstar Bank Illinois and its predecessor from 1990 to 1996, and as head of a commercial banking division at American National Bank and Trust Company in Chicago from 1987 to 1990, where he was employed from 1980 to 1990.

Kathleen Jackson (51) was named director of wealth management, Managing Director and senior trust officer in August 2002. Ms. Jackson began her career in 1978 as an agent with Aetna Life and Casualty. She left Aetna in the mid-1980’s to work in a variety of entrepreneurial endeavors advising financial services companies on marketing and sales strategies. In 1993, she joined Experian, a lending provider of direct marketing resources, as director of marketing. Two years later she joined Bank One Investment Management Company, Chicago (formerly First Chicago NBD Investment Management Company) as national sales manager. She was promoted to senior managing director of product management in 1998. In 1999, she joined The Chicago Trust Company, then a wholly owned subsidiary of Alleghany Asset Management, as senior vice president responsible for P & L, strategy and overall leadership of the $2 billion personal trust and investment services business.

James A. Ruckstaetter (56) has been a Managing Director since 1999 and the Chief Credit Officer of The PrivateBank (Chicago) since January 2002. His diverse experience includes credit and loan administration, commercial lending and residential real estate lending. Mr. Ruckstaetter’s career spans 30 years including various executive positions with leading Chicago area financial institutions. From January 1998 until June 1999, he was President and CEO of Pan American Bank, a community bank on the west side of Chicago. From September 1994 to December 1997, Mr. Ruckstaetter served as a Senior Vice President Relationship Manager at Bank of America.

Gary L. Svec (37) has been the Secretary/Treasurer and Chief Financial Officer of PrivateBancorp since August 2000. Prior to joining the company, Mr. Svec served as Vice President and as Investment and Asset/Liability Specialist for Betzold, Berg, Nussbaum & Heitman, Inc., working with the firm’s financial institutions clients, from August 1995 to August 2000. He also served as Chief Financial Officer of Betzold Berg Investment Management from August 1995 to August 1998. From 1988 until July 1995, Mr. Svec was employed by Crowe, Chizek & Company as an auditor, tax advisor and consultant to their financial institutions group. Mr. Svec is a certified public accountant. Mr. Svec resigned his position at PrivateBancorp effective March 7, 2003.

Dennis L. Klaeser was named Chief Financial Officer of PrivateBancorp and Chief Financial Officer and Managing Director of The PrivateBank (Chicago) on April 1, 2003. Prior to joining the company, Mr. Klaeser was a senior research analyst with Robert W. Baird & Co. since mid-2002. From 2000 until mid-2002, he was managing director and head of the US Financial Institutions Group at Andersen Corporate Finance, a division of Arthur Andersen LLP. From 1994 until 1999, Mr. Klaeser served in various capacities at First Union Securities (previously EVEREN Securities), including managing director of EVEREN’s financial institutions group from 1997 until 1999, and following First Union’s acquisition of EVEREN, as managing director of the bank group from 1999 until 2000.

William A. Goldstein (63) is the Chief Executive Officer of Lodestar Investment Counsel, LLC, an investment advisory firm recently acquired by the Company, and has over 39 years of experience in the investment industry. Mr. Goldstein was appointed to the Board of Directors of The PrivateBank (Chicago) in January 2003 following completion of the acquisition and is also considered an executive officer of the Company. Prior to founding Lodestar in 1989, he was a Principal in the founding of Burton J. Vincent, Chesley & Co. where he served as Executive Vice President and Director. In 1983 the firm was acquired by Prescott, Ball & Turben (a subsidiary of Kemper Corporation). There Mr. Goldstein was Chairman and Director of Prescott Asset Management, and President of Selected Special Shares, a publicly traded mutual fund.

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

From time to time, we may be party to various legal proceedings arising in the normal course of our business. Since we act as a depository of funds, we may be named from time to time as a defendant in various lawsuits (such as garnishment proceedings) involving claims to the ownership of funds in particular accounts. Neither PrivateBancorp nor any of our subsidiaries is a party to any pending material legal proceedings that we believe will have a material adverse effect on our business, results of operations, financial condition or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is quoted on the NASDAQ National Market under the symbol “PVTB.” As of February 28, 2003, we had approximately 278 holders of record our common stock. The table below sets forth the high and low sales prices of our common stock as reported by NASDAQ for the periods indicated (on a split-adjusted basis).

	High	Low
2002
First Quarter	$16.3333	$12.8000
Second Quarter	21.9667	16.3333
Third Quarter	20.9267	15.4633
Fourth Quarter	26.5533	20.5733

2001
First Quarter	$10.6267	$6.2067
Second Quarter	11.1533	9.0000
Third Quarter	12.6667	10.0000
Fourth Quarter	13.3333	10.5933

Holders of our common stock are entitled to receive dividends that the board of directors may declare from time to time. We may only pay dividends out of funds that are legally available for that purpose. Because consolidated net income consists largely of the net income of our subsidiaries, dividend payments to stockholders are dependent upon our receipt of dividends from our subsidiaries. See “Supervision and Regulation” for a discussion of regulatory restrictions on dividend declarations. Our dividend declaration is discretionary and will depend on our earnings and financial condition, regulatory limitations, tax considerations and other factors.

We have paid quarterly dividends on our common stock since the third quarter of 1995. While the board of directors expects to continue to declare dividends quarterly, there can be no assurance that we will continue to pay dividends at these levels or at all. The following table shows the history of per share cash dividends declared and paid on our common stock for the last two years.

2002
First Quarter	$0.020
Second Quarter	0.020
Third Quarter	0.027
Fourth Quarter	0.027

2001
First Quarter	$0.017
Second Quarter	0.017
Third Quarter	0.020
Fourth Quarter	0.020

Equity Compensation Plan Information

Information regarding our equity compensation plans are included in our Proxy Statement under the heading “Equity Compensation Plan Information” and is incorporated herein by reference.

ITEM 6.	SELECTED FINANCIAL DATA

The following table summarizes certain selected consolidated financial and other data of PrivateBancorp at or for the periods indicated. The balance sheet and statement of income data are derived from our December 31, 2002 consolidated financial statements that have been audited by Ernst & Young LLP. This information should be read in conjunction with our audited consolidated financial statements and related notes included pursuant to Item 8 of this report. See “Index to Consolidated Financial Statements” on page F-1.

	Year Ended December 31,
	2002(1)	2001	2000	1999	1998
	(dollars in thousands, except per share data)
Selected Statement of Income Data:
Interest income:
Loans, including fees	$52,560	$50,975	$48,633	$26,597	$19,619
Federal funds sold and interest-bearing deposits	126	244	1,058	330	2,181
Securities	19,156	14,377	7,455	5,141	3,492

Total interest income	71,842	65,596	57,146	32,068	25,292

Interest expense:
Interest-bearing demand deposits	636	923	869	604	487
Savings and money market deposit accounts	7,328	11,365	13,711	7,671	6,651
Time deposits	16,014	17,291	14,635	7,399	6,155
Funds borrowed	5,325	6,327	4,116	931	19
Long term debt—trust preferred securities	1,939	1,731	—	—	—

Total interest expense	31,242	37,637	33,331	16,605	13,312

Net interest income (12)	40,600	27,959	23,815	15,463	11,980
Provision for loan losses	3,862	3,179	1,690	1,208	362

Net interest income after provision for loan losses	36,738	24,780	22,125	14,255	11,618

Non-interest income:
Banking, trust services and other income	7,081	4,028	3,077	1,947	1,280
Securities gains	11	2,095	92	57	40
Trading losses	(943)	—	—	—	—

Total non-interest income	6,149	6,123	3,169	2,004	1,320

Non-interest expense:
Salaries and employee benefits	13,979	9,111	8,174	5,156	4,077
Severance charge	—	—	562	—	—
Occupancy expense, net	4,891	4,158	2,987	1,563	1,379
Data processing	1,509	1,295	820	478	508
Marketing	1,648	1,208	1,202	692	567
Professional fees	3,689	2,939	2,135	1,295	561
Goodwill amortization	—	824	731	—	—
Insurance	455	354	303	214	134
Towne Square Financial Corporation acquisition	—	—	—	1,300	—
Other expense	2,436	2,763	1,692	1,389	863

Total non-interest expense	28,607	22,652	18,606	12,087	8,089

Income before income taxes	14,280	8,251	6,688	4,172	4,849
Income tax provision	3,273	2,051	2,263	1,257	1,839

Net income	$11,007	$6,200	$4,425	$2,915	$3,010

Per Share Data(2):
Basic earnings	$1.49	$0.88	$0.64	$0.49	$0.61
Diluted earnings	1.42	0.85	0.62	0.46	0.57
Dividends	0.09	0.07	0.07	0.07	0.05
Book value (at end of period)	11.56	8.65	7.82	6.84	5.69

Selected Financial Condition Data (at end of period):
Total securities(3)	$487,020	$332,933	$172,194	$71,134	$116,891
Total loans	965,641	780,771	598,724	397,277	281,965
Total assets	1,543,414	1,176,768	829,509	518,697	416,308
Total deposits	1,205,271	850,495	670,246	453,092	364,994
Funds borrowed	209,954	231,488	96,879	15,000	20,000
Total stockholders’ equity	89,092	62,304	54,249	47,080	29,274
Trust assets under administration	1,239,779	722,713	777,800	729,904	611,650

	Year Ended December 31,
	2002		2001		2000		1999		1998
	(dollars in thousands, except per share data)
Selected Financial Ratios and Other Data:
Performance Ratios:
Net interest margin(4)(12)	3.44%		3.27%		3.63%		3.79%		3.64%
Net interest spread(5)	3.25		2.87		3.02		3.15		2.98
Non-interest income to average assets	0.47		0.64		0.45		0.45		0.37
Non-interest expense to average assets(10)	2.17		2.37		2.64		2.71		2.29
Net overhead ratio(6)(10)	1.70		1.73		2.19		2.26		1.91
Efficiency ratio(7)(10)(12)	57.63		63.17		66.76		65.76		60.82
Return on average assets(8)(10)	0.83		0.65		0.63		0.65		0.85
Return on average equity(9)(10)	15.17		10.59		8.81		7.66		11.27
Dividend payout ratio	6.27		8.39		10.43		13.78		8.74

Asset Quality Ratios:
Non-performing loans to total loans	0.14%		0.41%		0.24%		0.21%		0.36%
Non-accrual loans to total loans	0.08		0.09		0.00		0.00		0.00
Allowance for probable loan losses to:
Total loans	1.20		1.06		1.02		1.14		1.21
Non-performing loans	828		262		423		548		336
Net charge-offs to average total loans	0.07		0.15		0.18		.03		—
Non-performing assets to total assets	0.09		0.27		0.17		0.16		0.24

Balance Sheet Ratios:
Loans to deposits	80.1%		91.8%		89.3%		87.7%		77.3%
Average interest-earning assets to average interest-bearing liabilities	107.9		109.8		112.2		116.3		116.4

Capital Ratios:
Average equity to average assets	5.50%		6.13%		7.13%		8.51%		7.03%
Total risk-based capital ratio	8.29		9.71		8.15		13.96		11.53
Tier 1 risk-based capital ratio	6.91		8.18		6.47		12.84		10.40
Leverage ratio	5.47		6.64		5.54		10.77		7.88

Ratio of Earnings to Fixed Charges(11):
Including deposit interest	1.46	x	1.22	x	1.20	x	1.25	x	1.36	x
Excluding deposit interest	2.97		2.02		2.62		5.48		256.21

(1)	Audited by Ernst & Young LLP. Prior year results audited by Arthur Andersen LLP.
(2)	Per share data has been adjusted to reflect the 3-for-2 dividend of our common stock effective January 17, 2003.
(3)	For all periods, the entire securities portfolio was classified “Available for Sale.”
(4)	Net interest income, on a tax equivalent basis, divided by average interest-earning assets.
(5)	Yield on average interest-earning assets less rate on average interest-bearing liabilities.
(6)	Non-interest expense less non-interest income divided by average total assets.
(7)	Non-interest expense divided by the sum of net interest income, on a tax equivalent basis, plus non-interest income.
(8)	Net income divided by average total assets.
(9)	Net income divided by average common equity.
(10)	2000 performance ratios presented in the table above include a third quarter one-time severance and recruitment of new executive officers charge, and 1999 performance ratios include one-time charges related to the Towne Square Financial Corporation acquisition and St. Louis start-up costs incurred in the third and fourth quarter, respectively, in the following amounts (in thousands):

	Pre-Tax	After-Tax
Severance charges	$562	$377
Towne Square Corporation acquisition	1,433	1,382
St. Louis start-up costs	324	214

2000 and 1999 performance ratios excluding the special charges described above are as follows:

	Year Ended December 31,
	2000	1999
Non-interest expense to average assets	2.56%	2.32%
Net overhead ratio	2.11	1.87
Efficiency ratio	64.75	57.52
Return on average assets	0.68	1.01
Return on average equity	9.56	11.86

(11)	In computing the ratio of earnings to fixed charges: (a) earnings have been based on income before income taxes and fixed charges, and (b) fixed charges consist of interest and amortization of debt discount and expense including amounts capitalized and the estimated interest portion of rents.

(12)	We adjust GAAP reported net interest income by the tax equivalent adjustment amount (assuming a 34% tax rate) to account for the tax attributes on federally tax exempt municipal securities. For GAAP purposes, tax benefits associated with federally tax exempt municipal securities are recorded as a benefit in income tax expense. The following table reconciles reported net interest income to net interest income on a tax equivalent basis for the periods presented:

	Reconciliation of net interest income to net interest income on a tax equivalent basis
	For the Year Ended December 31,
	2002	2001	2000	1999	1998
	(in thousands)
Net interest income	$40,600	$27,959	$23,815	$15,463	$11,980
Tax equivalent adjustment to net interest income	2,894	1,777	885	914	85

Net interest income, tax equivalent basis	$43,494	$29,736	$24,700	$16,377	$12,065

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

For financial information regarding our four separate lines of business, The PrivateBank (Chicago), The PrivateBank (St. Louis), Wealth Management Services and Holding Company Activities, see “Operating Segments Results” beginning on page 36 and “Note 2—Operating Segments” to our consolidated financial statements as of and for the year ended December 31, 2002, included on page F-14.

The profitability of our operations depends on our net interest income, provision for loan losses, non-interest income, and non-interest expense. Net interest income is dependent on the amounts and yields of interest-earning assets as compared to the amounts and rates on interest-bearing liabilities. Net interest income is sensitive to changes in market rates of interest as well as to the execution of our asset/liability management strategy. The provision for loan losses is affected by changes in the loan portfolio, management’s assessment of the collectability of the loan portfolio, loss experience, as well as economic and market factors.

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

Critical Accounting Policies

The Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements included herein. Reference should also be made to our critical accounting policies set out in the notes to consolidated financial statements, beginning on page F-8. Certain critical policies involve estimates and assumptions by management. By their nature, changes in these assumptions and estimates could significantly affect our financial position or results of operations. Actual results could differ from those estimates. Estimates and judgments regarding the determination of the adequacy of the reserve for loan losses, as described in both Management’s Discussion and Analysis and in the financial statement notes, is of particular significance to us. In addition, effective January 1, 2002, we adopted FAS No. 142, which requires that goodwill is no longer amortized but is tested annually for impairment.

Allowance for Loan Losses

We maintain an allowance for loan losses at a level management believes is sufficient to absorb credit losses inherent in our loan portfolio. The allowance for loan losses represents our estimate of probable losses in the portfolio at each balance sheet date and is based on a review of available and relevant information. The allowance contains provisions for probable losses that have been identified relating to specific borrowing relationships as well as probable losses inherent in our loan portfolio and credit undertakings that are not specifically identified. Our allowance for loan losses is reassessed monthly to determine the appropriate level of the allowance. The amount of the allowance for loan losses is determined based on a variety of factors, including assessment of the credit risk of the loans in the portfolio, volume of loans in the portfolio, delinquent loans, impaired loans, evaluation of current economic conditions in the market area, actual charge-offs and recoveries during the period and historical loss experience. The unallocated portion of the reserve involves the exercise of judgment by management and reflects various considerations, including management’s view that the reserve should have a margin that recognizes the imprecision inherent in the process of estimating credit losses.

Management adjusts the allowance for loan losses by recording a provision for loan losses in an amount sufficient to maintain the allowance at the level determined appropriate. Loans are charged-off when deemed to be uncollectible by management. We believe that the allowance for loan losses is adequate to provide for estimated probable credit losses inherent in our loan portfolio. The allowance for loan losses as a percentage of total loans was 1.20% as of December 31, 2002 compared to 1.06% as of December 31, 2001.

Goodwill and Intangible Assets

During 2001, The PrivateBank (Chicago) recorded approximately $12.2 million in goodwill in connection with the Johnson Bank Illinois acquisition. During 2002, the Company recorded $8.4 million of goodwill and $2.5 million in customer intangibles in connection with the acquisition of Lodestar Investment Counsel, LLC. Intangible assets are amortized over an estimated useful life of 15 years. Effective January 1, 2002, the Company adopted FAS No. 142, which requires that goodwill and intangible assets that have indefinite lives no longer be amortized but be reviewed for impairment annually, or more frequently if certain indicators arise. Prior to the adoption of FAS No. 142, goodwill was being amortized using the straight-line method over a period of 15 years. The Company did not incur any goodwill impairment in 2002 in adopting FAS 142. An annual impairment test of goodwill is performed each year by the Company. Impairment losses on recorded goodwill will be recorded as operating expenses.

Goodwill at December 31, 2002 was $19.2 million compared to $10.8 million at December 31, 2001. The acquisition of Lodestar Investment Counsel, LLC on December 30, 2002, increased goodwill by $8.4 million and Lodestar customer intangible assets by $2.5 million. Amortization expense related to the Lodestar customer intangible assets is expected to be recorded in the amount of $167,000 each year for 15 years.

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

Net interest income was $40.6 million for the year ended December 31, 2002, compared to $28.0 million for 2001, an increase of 45%. Net interest income is affected by both the volume of assets and liabilities held and the corresponding rates earned and paid. The increase in net interest income for 2002 is primarily attributable to growth in earning assets. Average earning assets for 2002 were $1.3 billion compared to $908.6 million for 2001, an increase of 43%. Our net interest margin (on a tax equivalent basis) was 3.44% for the year ended December 31, 2002, compared to 3.27% for the prior year. Increased volumes of interest earning assets at lower rates were offset by reduced interest rates on liabilities. While our cost of funds was significantly less during 2002 than 2001, 2.68% compared to 4.55%, respectively, our loans repriced less quickly, we received 7.61% in loan interest in 2001 compared to 6.07% in 2002. Non-interest bearing funds impact net interest margin since they represent non-interest bearing sources of funds that are deployed in interest bearing assets. Non-interest bearing funds positively impacted net interest margin by 0.19% at December 31, 2002 compared to 0.40% at December 31, 2001. As market interest rates declined in 2002, the positive impact of non-interest bearing funds on net interest margin diminished relative to 2001.

Net interest income was $28.0 million for the year ended December 31, 2001, compared to $23.8 million for 2000, an increase of 17%. Net interest income is affected by both the volume of assets and liabilities held and the corresponding rates earned and paid. The increase in net interest income for 2001 is primarily attributable to growth in earning assets. Average earning assets for 2001 were $908.6 million compared to $671.5 million for 2000, an increase of 35%. Our net interest margin (on a tax equivalent basis) was 3.27% for the year ended December 31, 2001, compared to 3.63% for the prior year.

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

The following table presents a summary of our net interest income and related net interest margin, calculated on a tax equivalent basis (dollars in thousands):

	Year Ended December 31,
	2002			2001			2000
	Average Balance(1)	Interest	Rate	Average Balance(1)	Interest	Rate	Average Balance(1)	Interest	Rate
Federal funds sold and other short-term investments	$2,822	$126	4.47%	$4,862	$244	5.02%	$17,032	$1,058	6.11%
Investment securities(2)
Investment securities(taxable)	272,076	13,282	4.88	162,192	10,901	6.68	77,043	5,725	7.32
Investment securities(non-taxable)	119,408	8,768	7.34	71,315	5,253	7.37	37,101	2,615	7.05
Loans, net of unearned discount(3)	858,783	52,560	6.07	670,235	50,975	7.61	540,297	48,633	8.92

Total earning assets	$1,253,089	$74,736	5.93%	$908,605	$67,373	7.41%	$671,473	$58,031	8.57%

Deposits—interest bearing:
Interest-bearing demand accounts	$57,242	$636	1.11%	$44,231	$923	2.09%	$37,415	$869	2.32%
Savings and money market deposits	410,522	7,328	1.78	326,198	11,365	3.48	267,597	13,711	5.12
Time deposits	537,296	16,014	2.97	318,510	17,291	5.43	235,049	14,635	6.23

Total interest-bearing deposits	1,005,060	23,978	2.39	688,939	29,579	4.29	540,061	29,215	5.39
Funds borrowed	136,292	5,325	3.85	120,585	6,327	5.25	58,500	4,116	6.96
Long term debt—trust preferred securities	20,000	1,939	9.70	17,918	1,731	9.66	—	—	—

Total interest bearing liabilities	$1,161,352	$31,242	2.68%	$827,442	$37,637	4.55%	$598,221	$33,331	5.55%

Tax equivalent net interest income(4)		$43,494			$29,736			$24,700

Non-interest-bearing demand accounts	$74,743			$53,230			$48,940
Net interest spread (5)			3.25%			2.87%			3.02%
Net interest margin(4)(6)			3.44			3.27			3.63

(1)	Average balances were generally computed using daily balances.
(2)	Interest income on tax advantaged investment securities reflects a tax equivalent adjustment based on a marginal federal corporate tax rate of 34%. The total tax equivalent adjustment reflected in the above table is approximately $2,894,000, $1,777,000, and $885,000, in the years ending 2002, 2001 and 2000, respectively.
(3)	Non-accrual loans are included in the average balances and do not have a material effect on the average yield. Interest on non-accruing loans was not material for the periods presented.
(4)	We adjust GAAP reported net interest income by the tax equivalent adjustment amount (assuming a 34% tax rate) to account for the tax attributes on federally tax exempt municipal securities. For GAAP purposes, tax benefits associated with federally tax exempt municipal securities are recorded as a benefit in income tax expense. The following table reconciles reported net interest income to net interest income on a tax equivalent basis for the periods presented:

	Reconciliation of net interest income to net interest income on a tax equivalent basis
	For the Year Ended December 31,
	2002	2001	2000
	(in thousands)
Net interest income	$40,600	$27,959	$23,815
Tax equivalent adjustment to net interest income	2,894	1,777	885

Net interest income, tax equivalent basis	$43,494	$29,736	$24,700

(5)	Yield on average interest-earning assets less rates on average interest-bearing liabilities.
(6)	Net interest income, on a tax-equivalent basis, divided by average interest-earning assets.

The following table shows the dollar amount of changes in interest income and interest expense by major categories of interest-earning assets and interest-bearing liabilities attributable to changes in volume or rate or a mix of both, for the periods indicated, calculated on a tax equivalent basis. Volume variances are computed using the change in volume multiplied by the previous year’s rate. Rate variances are computed using the changes in rate multiplied by the previous year’s volume.

	Year Ended December 31,
	2002 Compared to 2001				2001 Compared to 2000
	Change due to rate	Change due to volume	Change due to mix	Total change	Change due to rate	Change due to volume	Change due to mix	Total change
	(dollars in thousands)
Federal funds sold and other short-term investments	$(23)	$(101)	$7	$(117)	$(186)	$(744)	$116	$(814)
Investment securities (taxable)	(2,983)	7,385	(2,021)	2,381	(461)	6,233	(595)	5,177
Investment securities (non-taxable)	(16)	3,543	(12)	3,515	119	2,412	106	2,637
Loans, net of unearned discount	(9,919)	14,235	(2,730)	1,586	(7,078)	11,590	(2,170)	2,342

Total interest income	(12,941)	25,062	(4,756)	7,365	(7,606)	19,491	(2,543)	9,342

Interest bearing deposits	(13,117)	13,562	(6,046)	(5,601)	(5,941)	8,025	(1,720)	364
Funds borrowed	(1,592)	812	(221)	(1,001)	(995)	4,345	(1,139)	2,211
Trust Preferred Securities	7	201	1	209		—	1,731	1,731

Total interest expense	(14,702)	14,575	(6,266)	(6,393)	(6,936)	12,370	(1,128)	4,306

Net interest income	$1,761	$10,487	$1,510	$13,758	$(670)	$7,121	$(1,415)	$5,036

Provision for Loan Losses

We provide for an adequate allowance for loan losses that are probable and reasonably estimable in the portfolio. The provision for loan losses reflects management’s latest assessment of the inherent losses in the loan portfolio. Our allowance for probable loan losses is reassessed monthly to determine the appropriate level of the reserve. Our analysis is influenced by the following factors: the volume and quality of loans and commitments in the portfolio, loss experience, and economic conditions. A discussion of the allowance for loan losses and the factors on which provisions are based begins on page 41.

The changes recorded in the components of the allowance for loan losses resulted in a provision for loan losses of $3.9 million for the year ended December 31, 2002 compared to $3.2 million for the comparable period in 2001. The increase in the provision for loan losses in 2002 was principally due to several factors. We continued to experience strong loan growth, principally in commercial real estate and construction loans. These loans entail greater risk than residential mortgage and consumer loans. Another factor was the weakening of credit quality of certain borrowers as reflected by risk rating downgrades in 2002. We believe that these downgrades reflect the impact of a slowing economy on the portfolio. Thirdly, as a result of increases in our lending limit, we believe we have an increasingly more complex loan portfolio and growth in the dollar amount of individual credit exposures, which warranted increased provisions. Net charge-offs for the year ended December 31, 2002 were $583,000 and net charge-offs for the year ended December 31, 2001 were $981,000. Our provision for loan loss was $1.7 million in 2000 and we recognized $956,000 of net charge-offs during 2000.

Non-interest Income

Non-interest income increased slightly, by $26,000 or 0.42%, to $6.1 million for the year ended December 31, 2002. The relatively flat growth in non-interest income in 2002 is attributable primarily to the recognition of net investment securities gains of $11,000 during 2002 which included a charge of $1.0 million related to an other than temporary impairment write-down on the Company’s interest-only collateralized mortgage obligation (“CMO”) portfolio due to accelerated mortgage prepayments experienced during the second half of the year. The remaining carrying value of the Company’s interest-only collateralized mortgage obligation (“CMO”) portfolio at December 31, 2002 was $1.1 million. The fair market value adjustment on a previously disclosed $25.0 million 10-year for 3-month LIBOR interest rate swap resulted in trading losses of $943,000 for the year ended December 31, 2002. Banking service charge income increased by $444,000 over the prior year. Trust fee revenue increased 8% to $2.9 million in 2002 compared to $2.7 million in 2001. Trust assets under administration increased 66% to $1.2 billion at year-end 2002, compared to $722.7 million at December 31, 2001, primarily due to the acquisition of a controlling interest in the assets of Lodestar Investment Counsel. Lodestar’s assets under administration at December 31, 2002 were $482.0 million. Trust assets for The PrivateBank (Chicago), not including Lodestar, were $757.9 million at December 31, 2002.

The following table presents the breakdown of banking, trust services and other income for the periods presented:

	For the year ended December 31,
	2002	2001	2000
	(in thousands)
Trust services	$2,878	$2,671	$2,292
Residential real estate secondary market fees	2,248	319	—
Banking and other services	1,354	910	877
BOLI	601	128	—

Total banking, trust services & other income	$7,081	$4,028	$3,169

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

Non-interest Expense

	Year Ended December 31,
	2002	2001	2000
	(in thousands)
Salaries and employee benefits	$13,979	$9,111	$8,174
Severance charge	—	—	562
Occupancy	4,891	4,158	2,987
Data processing	1,509	1,295	820
Marketing	1,648	1,208	1,202
Professional fees	3,689	2,939	2,135
Goodwill amortization	—	824	731
Insurance	455	354	303
Other expense	2,436	2,763	1,692

Total non-interest expense	$28,607	$22,652	$18,606

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

The following table shows our operating efficiency over the last three years:

	December 31,
	2002	2001	2000(1)
Non-interest expense to average assets	2.17%	2.37%	2.56%
Net overhead ratio(2)	1.70	1.73	2.11
Efficiency ratio(3)	57.63	63.17	64.75

(1)	Excludes the one-time severance charge incurred in 2000 in the amount of $562,000.
(2)	Non-interest expense less non-interest income divided by average total assets.
(3)	Non-interest expense divided by the sum of net interest income, on a tax equivalent basis, plus non-interest income.

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

During 2002, expenditures for information technology totaled $1.9 million, up from $1.1 million at December 31, 2001, representing investments in software and hardware to upgrade the overall information technology infrastructure. The new infrastructure has improved information systems performance as well as strengthened the organization’s Business Continuity Strategy. The Information Technology Steering Committee, established in 2001, monitored and provided oversight for our information technology strategic plan.

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

	Year Ended December 31,
	2002	2001	2000
	(dollars in thousands)
Income before taxes.	$14,280	$8,251	$6,688
Income tax provision	3,273	2,051	2,263
Effective tax rate	22.9%	24.9%	33.8%

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

Operating Segments Results

As described in Note 2 to the consolidated financial statements, the Company’s operations consist of four primary business segments: The PrivateBank (Chicago), The PrivateBank (St. Louis), Wealth Management and the Holding Company.

The profitability of The PrivateBank (Chicago) is primarily dependent on the net interest income, provision for loan losses, non-interest income and non-interest expense. Net income for The PrivateBank (Chicago) for the year ended December 31, 2002 increased 46.7% to $13.5 million from $9.2 million for the year ended December 31, 2001. Net income for the year ended December 31, 2001 increased to $9.2 million from $7.1 million for the year ended December 31, 2000.

For 2002, the net income growth for The PrivateBank (Chicago) resulted from improvements in net interest income, which were driven by increases in loans and investments. The improvement in net interest income for 2002 more than offset increases in operating expenses associated with continued growth of The PrivateBank (Chicago). Net interest income for The PrivateBank (Chicago) for the year ended December 31, 2002 increased to $39.0 million from $27.8 million, or 40.3% primarily due to growth in earning assets which resulted in improvements in net interest margin for 2002 as compared to 2001. During 2002, The PrivateBank (Chicago)’s investment in FHLB stock had a positive impact on total earning assets. Additionally, reduced interest rates on liabilities more than offset the impact of declining rates of interest on interest earning assets. Net interest income increased by 18.3% for the year ended December 31, 2001 as compared to the same period in 2000. Total loans increased by 22% to $863.0 million during 2002 as compared to 2001, or $154.7 million. The majority of the loan growth for 2002 occurred in the commercial real estate and construction loan categories. Loans increased by 23.2% in 2001 as compared to 2000. Total deposits increased by 37.5% to $1.1 billion at December 31, 2002 from $800.6 million at December 31, 2001. Growth in money market deposits as well as increased utilization of brokered deposits accounted for the majority of the deposit growth. For the year ended December 31, 2001, deposits increased by 22.1% to $800.6 million from $655.9 million in 2000.

Net income for The PrivateBank (St. Louis) for the year ended December 31, 2002 increased to $800,000 from a net loss of $500,000 for the year ended December 31, 2001. For 2002, the net income growth for The PrivateBank (St. Louis) resulted from increases in net interest income and non-interest income which more than offset increases in operating expenses. Increased fee income from the sale of residential real estate loans had a significant contribution to The PrivateBank (St. Louis) net income for 2002 as compared to 2001. Net loss for the year ended December 31, 2001 decreased to $500,000 compared to a net loss of $900,000 for the period ended December 31, 2000. The PrivateBank (St. Louis) was established as a de novo bank subsidiary of PrivateBancorp, Inc. on June 23, 2000. De novo banks typically require 13 to 24 months of operations before becoming profitable, due to the impact of organizational and overhead expenses, the start-up phase of generating deposits and the time lag typically involved in redeploying deposits into attractively priced loans and other higher yielding earning assets. Net interest income for The PrivateBank (St. Louis) for the year ended December 31, 2002 increased to $4.0 million from $1.8 million, or 122.2% primarily due growth in earning assets and improving net interest margins for 2002 as compared to 2001. Reduced interest rates on liabilities offset the impact of declining rates of interest on interest earning assets. Net interest income increased to $1.8 million for the year ended December 31, 2001 from $400,000 in 2000. Total loans increased by 42.4% to $104.7 million during 2002 as compared to 2001, or $31.2 million, due primarily to growth in commercial real estate loans. Loans increased by $48.3 million during 2001 as compared to loans at December 31, 2000. Total deposits increased by $54.9 million to $105.1 million at December 31, 2002 from $50.2 million at December 31, 2001. A large portion of the deposit growth resulted from increased utilization of brokered deposits as well as growth in money market and certificates of deposit. For the year ended December 31, 2001, deposits increased by $35.5 million to $50.2 million from $14.7 million in 2000.

Wealth Management includes investment management, personal trust and estate services, custodial services, retirement accounts and brokerage and investment services. Wealth Management assets under management increased by $517.1 million to $1.2 billion at December 31, 2002 as compared to $722.7 million at December 31, 2001 due primarily to our acquisition of an 80% controlling interest in Lodestar Investment Counsel, LLC on December 30, 2002. Lodestar operations did not affect the Company’s income statement for 2002 since the acquisition occurred on December 30, 2002. Lodestar’s assets under management at December 31, 2002 were $482.0 million. Excluding Lodestar, trust assets under administration for the Wealth Management segment were $757.8 million at December 31, 2002. During 2002 new accounts opened slightly offset asset declines in existing accounts resulting from market value declines. Trust fee revenue for the Wealth Management segment increased moderately to $2.9 million in 2002 compared to $2.7 million in 2001 and $2.3 million in 2000. Net income for our Wealth Management segment decreased to $400,000 for the year ended December 31, 2002 from $500,000 for the same period in 2001 and up from a net loss of $100,000 for 2000. During 2002, the Wealth Management segment increased its number of managing directors in preparation for growth in the segment.

Holding Company Activities consist of parent company only matters. The Holding Company’s most significant assets are its net investments in its two banking subsidiaries, The PrivateBank (Chicago) and The PrivateBank (St. Louis). Holding Company Activities are reflected primarily by interest expense on borrowings and operating expenses of the parent company. Recurring holding company operating expenses consist primarily of compensation (amortization of restricted stock awards, other salary expense) and miscellaneous professional fees.

The Holding Company segment reported a net loss of $3.7 million for the year ended December 31, 2002, an increase of $1.2 million as compared to the net loss of $2.5 million for the same period in 2001. For the year ended 2000, the Holding Company segment reported a net loss of $1.9 million. The increase in the amount of the net losses reported for 2002 and 2001 as compared to prior years reflect the increased amount of borrowings recorded at the Holding Company segment. Total debt outstanding at the Holding Company was $30 million at December 31, 2001, in addition to $20.0 million of trust preferred securities.

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

The following table sets forth the loan portfolio by category as of December 31 for the previous five fiscal years:

	Year Ended December 31,
	2002	2001	2000	1999	1998
	(in thousands)
Commercial real estate	$452,703	$310,869	$206,464	$146,368	$94,392
Commercial	165,993	163,279	137,343	67,026	46,800
Residential real estate	72,289	89,889	85,347	72,927	54,171
Personal	70,676	64,411	62,414	57,497	44,094
Home equity	80,776	59,795	46,013	24,396	20,100
Construction	123,204	92,528	61,143	29,018	22,408

Total loans	$965,641	$780,771	$598,724	$397,277	$281,965

The following table classifies the loan portfolio, by category, at December 31, 2002, by date at which the loans mature:

	One year or less	From one to five years	After five years	Total	More than one year
					Fixed	Variable(1)
	(in thousands)
Commercial real estate	$275,542	$124,948	$52,213	$452,703	$112,615	$64,546
Commercial	149,188	14,176	2,629	165,993	16,805	—
Residential real estate	28,833	34,979	8,477	72,289	10,961	32,495
Personal	60,120	1,299	9,257	70,676	10,556	—
Home equity	80,776	—	—	80,776	—	—
Construction	123,182	9	13	123,204	22	—

Total loans	$717,641	$175,411	$72,589	$965,641	$150,959	$97,041

(1)	Includes adjustable rate mortgage products.

Allowance for Loan Losses

We believe our loan loss experience to date reflects the high credit quality of our loan portfolio. The following table shows changes in the allowance for loan losses resulting from additions to the allowance and loan charge-offs for each of the periods shown.

	December 31,
	2002	2001	2000	1999	1998
	(in thousands)
Balance at beginning of period	$8,306	$6,108	$4,510	$3,410	$3,050
Johnson Bank acquisition—loan loss reserve	—	—	864	—	—
Loans charged-off:
Commercial real estate	—	—	—	—	—
Commercial	(658)	(939)	(723)	—	—
Residential real estate	—	—	—	—	—
Personal	(92)	(113)	(249)	(108)	(2)
Home equity	—	—	—	—	—
Construction	—	—	—	—	—
Total loans charged-off	(750)	(1,052)	(972)	(108)	(2)

Loans Recovered:
Commercial	117	43	8	—	—
Personal	49	28	8	—	—

Total loans recovered	167	71	16	—	—

Provision for loan losses	3,862	3,179	1,690	1,208	362

Balance at end of period	$11,585	$8,306	$6,108	$4,510	$3,410

Average total loans	$858,783	$669,114	$541,436	$332,502	$234,486

Net charge-offs to average total loans	0.07%	0.15%	0.18%	.03%	—

The following table shows our allocation of the allowance for loan losses by specific category at the dates shown. We considered various qualitative and quantitative factors about the loan portfolio that we deemed relevant in determining the level of the allowance for loan losses.

	December 31,
	2002		2001		2000		1999		1998
	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
Commercial real estate	$3,483	47%	$2,407	40%	$1,575	35%	$1,154	37%	$732	33%
Commercial	1,962	17	1,923	21	1,727	23	930	17	693	17
Residential real estate	344	8	500	11	429	14	423	18	277	19
Personal	583	7	676	8	658	10	568	15	545	16
Home equity	569	8	475	8	412	8	237	6	201	7
Construction	1,540	13	1,225	12	810	10	369	7	236	8
Unallocated	3,104	—	1,100	—	497	—	829	—	726	—

Total	$11,585	100%	$8,306	100%	$6,108	100%	$4,510	100%	$3,410	100%

Loan quality is continually monitored by management and reviewed by the loan/investment committees of the board of directors of the banks on a monthly basis. The amount of additions to the allowance for loan losses, which is charged to earnings through the provision for loan losses, is determined based on a variety of factors, including assessment of the credit risk of the portfolio, delinquent loans, evaluation of current economic conditions in the market area, actual charge-offs during the year and historical loss experience. The unallocated portion of the reserve involves the exercise of judgment by management and reflects various considerations, including management’s view that the reserve should have a margin that recognizes the imprecision inherent in the process of estimating credit losses.

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

Under our methodology, the allowance for loan losses is comprised of the following components:

Specific Component of the Reserve

The specific component of the reserve is determined on a loan by loan basis as part of a regular review of our loan portfolio. The Company utilizes a loan rating system to assist in developing an internal problem loan identification system (“Watch List”) as a means for identifying and reporting non-performing and potential problem loans. These loans are allocated specifically identified reserves based on the loan ratings assigned to individual loans. The specific reserve is based on a loan’s current book value compared to the present value of its projected future cash flows, collateral value or market value, as is relevant for the particular loan.

The portion of the provision related to the specific component of the reserve was $893,000 during 2002 due to an increased amount of identified credit relationships that have been adversely impacted by the slow down of the economy and have been allocated specifically identified reserves based on the loan ratings assigned to individual loans and other extensions of credit.

Allocated Inherent Component of the Reserve

The allocated portion of the inherent component of the reserve is based on management’s review of historical and industry charge-off experience as well as its judgment regarding loans in each loan category over a period of time that management determines is adequate to reflect longer-term economic trends. Loss factors are evaluated by management and adjusted based on current facts and circumstances. Loss factor adjustments reflect management’s assessment of the credit risk inherent in each loan category.

The portion of the provision related to the allocated inherent component of the reserve was $966,000 during 2002. This change primarily reflects the increase in volume in our commercial real estate loan portfolio and construction loan portfolio. Loss factors for the construction and commercial real estate loan portfolios were also increased to reflect management’s evaluation of the current economic conditions and its impact on these sectors of the portfolio. Management has identified a weakening of credit quality of certain borrowers as reflected by risk rating downgrades in 2002. Management has noticed lower sales, decreased profitability and lower cash flows within its client base. These trends led to the increased loss factors noted above. The increase in this component of the reserve was partially offset by a decline in the impact of residential real estate and home equity loans, resulting from a decrease in their respective loss factors. Loss factors applied to residential real estate and home equity loans were decreased based on management’s assessment of the Company’s historical loss experience coupled with the quality of the underlying collateral securing the residential real estate and home equity loan portfolios.

Unallocated Inherent Components of the Reserve

The unallocated portion of the inherent component of the reserve is based on management’s review of other factors affecting the determination of probable losses inherent in the portfolio, which are not necessarily captured by the application of loss factors. This portion of the reserve analysis involves the exercise of judgment and reflects consideration such as management’s view that the reserve should have a margin that recognizes the imprecision inherent in the process of estimating credit losses.

The portion of the provision related to the unallocated inherent component of the reserve was $2.0 million in 2002 to account for an increasingly more complex loan portfolio and growth in the dollar amount of individual credit exposures. The trend of increasing credit risk in our loan portfolio indicates that larger unallocated reserves are appropriate as evident by the fact that our net charge-off’s of $583,000 for 2002 included $550,000 of losses attributable to a single borrower. The growth and complexity of the loan portfolio exposes us to larger individual charge-offs. The measure of imprecision has increased with this growth and poses greater risk to the company that losses could exceed our estimates. As a result, management has elected to increase the unallocated inherent component of the reserve.

Management’s application of the methodology for determining the allowance for loan losses resulted in a reserve for credit losses of $11.6 million at December 31, 2002 compared with $8.3 million at December 31, 2001. The allowance for loan losses as a percentage of total loans was 1.20% as of December 31, 2002, compared to 1.06% as of December 31, 2001. Net charge-offs for the years ended December 31, 2002 and 2001 were $583,000 and $981,000, respectively. Net charge-offs to average total loans were 0.07% for 2002 compared to 0.15% for 2001.

Non-performing Loans

The following table classifies our non-performing loans as of the dates shown:

	December 31,
	2002	2001	2000	1999	1998
	(dollars in thousands)
Nonaccrual loans	$749	$664	$24	$600	$—
Loans past due 90 days or more	650	2,504	1,421	223	1,016

Total non-performing loans	1,399	3,168	1,445	823	1,016

Total non-performing assets	$1,399	$3,168	$1,445	$823	$1,016

Non-accrual loans to total loans	0.08%	0.09%	0.00%	0.15%	—
Total non-performing loans to total loans	0.14%	0.41%	0.24%	0.21%	0.36%
Total non-performing assets to total assets	0.09%	0.27%	0.17%	0.16%	0.24%

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

All securities are classified as available-for-sale and may be sold as part of our asset/liability management strategy in response to changes in interest rates, liquidity needs or significant prepayment risk. Securities available-for-sale are carried at fair value, with related unrealized net gains or losses, net of deferred income taxes, recorded as an adjustment to equity capital. At December 31, 2002, reported stockholders’ equity reflected unrealized securities gains net of tax of $8.8 million. This represented an improvement of $8.5 million from unrealized securities gains net of tax of $323,000 at December 31, 2001.

Net unrealized gains increased to $13.4 million at December 31, 2002 compared to net unrealized gains of $490,000 at December 31, 2001. The increase in unrealized gains in 2002 is attributable primarily to gains in tax-exempt municipal securities. These municipal securities generally have long-term maturities and are not callable by the issuer or have long-term call dates. Thus, the fair value of these securities has increased during 2002 as interest rates have fallen. The government mortgage-backed securities and collateralized mortgage obligations held in the Company’s portfolio also contributed to the increase in unrealized gains, but to a lesser extent. Mortgage securities typically do not experience as much appreciation when interest rates decline largely due to an acceleration in prepayments.

Securities available-for-sale increased to $487.0 million at December 31, 2002, up 46% from $332.9 million as of December 31, 2001. The growth in the investment security portfolio since December 31, 2001 resulted from the continued implementation of our asset/liability management strategy. The Company held no U.S. government agency obligations in 2002 or 2001. U.S. government agency mortgage backed securities and collateralized mortgage obligations increased by $57.0 million from December 31, 2001 to December 31, 2002. Corporate collateralized mortgage obligations decreased by $4.8 million to $18.7 million. The net decrease in collateralized CMO’s reflects the write-down of specific CMO’s due to accelerated mortgage prepayments experienced during the second half of the year. Tax-exempt municipal securities increased to $134.8 million at December 31, 2002 as compared to the year-end 2001 amount of $106.9 million, an increase of $28.0 million, providing net interest margin protection in a falling interest-rate environment. Investments in Federal Home Loan Bank Stock increased by $62.6 million as a result of purchases made to take advantage of the favorable dividend yield in addition to the liquid nature of the investment. The FHLB can redeem and we can sell, at any time, any FHLB stock we own, in excess of the required minimum of $3.8 million and $5.8 million outstanding as of December 31, 2002 and 2001, respectively.

The following table presents the components of our available-for-sale investment securities portfolio for the years presented:

	December 31,
	2002	2001	2000
	(in thousands)
Available-for-Sale
U.S. government agency obligations	$—	$—	$4,399
U.S. government agency mortgage backed securities and collateralized mortgage obligations	158,394	101,376	84,347
Corporate collateralized mortgage obligations	18,675	23,462	10,123
Tax exempt municipal securities	134,836	106,925	36,644
Taxable municipal securities	4,697	6,051	1,141
Federal Home Loan Bank stock	155,606	92,964	35,175
Other	14,812	2,155	365

Total	$487,020	$332,933	$172,194

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

	Within one year	From one to five years	From five to ten years	After ten years	Securities with no stated maturity	Total
	(in thousands)
U.S. government agency obligations	$—	$—	$—	$—	$—	$—
U.S. government agency mortgage backed securities and collateralized mortgage obligation	57,321	78,546	14,852	4,791	—	155,510
Corporate collateralized mortgage Obligations	11,750	6,416	—	—	—	18,166
Tax exempt municipal securities(2)	338	1,762	9,896	114,508		126,504
Taxable municipal securities	—	—	964	3,619	—	4,583
Federal Home Loan Bank stock(1)	—	—	—	—	155,606	155,606
Other	—	10,795	—	2,176	308	13,279

Total	$69,409	$97,519	$25,712	$125,094	$155,914	$473,648

	Within one year	From one to five years	From five to ten years	After ten years	Securities with no stated maturity	Total
	(in thousands)
U.S. government agency obligations	—	—	—	—	—	—
U.S. government agency mortgage backed securities and collateralized mortgage obligations	5.29%	4.58%	5.51%	5.54%	—	4.96%
Corporate collateralized mortgage obligations	5.46	5.21	—	—	—	5.37%
Tax exempt municipal securities(2)	5.69	6.78	6.75	7.28	—	7.23%
Taxable municipal securities	—	—	6.10	7.66	—	7.33%
Federal Home Loan Bank stock(1)	—	—	—	—	5.00%	5.00%
Other		5.32		9.71	1.33	5.95%

Total	5.33%	4.74%	6.01%	7.26%	4.99%	5.64%

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

Deposits and Funds Borrowed

Total deposits of $1.2 billion as of December 31, 2002 represented an increase of $354.5 million, or 42%, from $850.5 million as of December 31, 2001. Overall, each deposit category as a percentage of total deposits remained relatively constant in 2002 as compared to 2001, with the exception of continued growth in brokered deposits. During 2002, we continued to utilize brokered deposits as an alternative source of liquidity as compared to traditional core deposits. We expect to continue to rely on brokered deposits in 2003 as a source of liquidity. Non-interest-bearing deposits were $89.0 million as of December 31, 2002, a $15.9 million increase over the $73.1 million reported as of December 31, 2001. Interest-bearing demand deposits increased $12.8 million to $64.9 million at December 31, 2002 compared to $52.1 million at December 31, 2001. Savings and money market deposit accounts increased by $126.0 million to $488.9 million at December 31, 2002 as compared to $363.0 million at December 31, 2001. Other time deposits increased by approximately $59.3 million to $282.6 million as compared to $223.4 million at year-end 2001. Brokered deposits increased to $279.8 million at December 31, 2002 from $138.9 million at December 31, 2001.

The following table presents the balances of deposits by category and each category as a percentage of total deposits at December 31, 2002 and 2001.

	December 31,
	2002		2001		2000
	Balance	Percent of Total	Balance	Percent of Total	Balance	Percent of Total
	(dollars in thousands)
Demand	$88,986	7%	$73,146	9%	$61,789	9%
Savings	6,344	1	12,158	1	8,242	1
Interest-bearing demand	64,893	5	52,061	6	51,301	8
Money market	482,597	40	350,829	41	297,043	44
Brokered deposits	279,806	23	138,911	17	43,842	7
Other time deposits	282,645	24	223,390	26	208,029	31

Total deposits	$1,205,271	100%	$850,495	100%	$670,246	100%

The aggregate amounts of time deposits, in denominations of $100,000 or more, by maturity, are shown below as of the dates indicated:

	December 31,
	2002	2001
	(in thousands)
Three months or less.	$162,619	$162,036
Over three through six months	57,568	65,897
Over six through twelve months.	132,036	87,043
Over twelve months.	146,646	17,055

Total	$498,869	$332,031

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

The scheduled maturities of time deposits (including brokered deposits) as of December 31, 2002, for the years 2003 through 2007 and thereafter, are as follows:

For year ending December 31,
2003	$473,794
2004	66,138
2005	4,445
2006	2,605
2007 and thereafter	15,469

Total	$562,451

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

Maturity Date	Rate(1)	Amount
11/13/07	3.400%	$7,000
10/18/04	2.300	7,668
8/30/04	2.500	25,000
4/21/04	2.100	10,000
4/19/04	2.250	5,000
12/31/03	1.800	953
10/17/03	2.050	3,000
10/17/03	1.850	6,699
10/17/03	2.050	5,000
9/5/03	3.800	2,394
7/24/03	2.400	17,425
7/21/03	2.450	15,312
7/17/03	2.250	20,000
6/27/03	7.050	4,548
6/23/03	7.200	2,594
4/21/03	2.200	11,063
4/16/03	2.000	10,000
2/24/03	2.350	5,037
2/19/03	2.000	10,000
1/31/03	1.850	13,867
1/30/03	2.150	20,000
1/27/03	2.650	10,000
1/20/03	2.750	19,970
1/17/03	1.900	12,858
1/16/03	2.500	10,000
1/10/03	2.600	25,000

Total brokered deposits		$280,388
Unamortized prepaid broker commissions		(582)

Total brokered deposits, net of unamortized prepaid brokered commissions		$279,806

(1)	Represents the coupon rate of each brokered deposit.

A summary of all funds borrowed and outstanding and the rate in effect while such borrowings were outstanding, at the period end, is presented below:

Funds Borrowed:	Current Rate	Maturity	12/31/02	12/31/01	12/31/00
Long Term Funds Borrowed
Subordinated note	3.75%	2/11/07	$5,000	$5,000	$5,000
FHLB fixed advance(1)	6.50	10/23/05	26,616	24,886	25,000

Total Long Term Funds Borrowed			$31,616	$29,886	$30,000

Short Term Funds Borrowed
FHLB open line advance	1.48%	daily	$9,700	$25,000	$—
Fed funds purchased	1.49	daily	98,000	103,000	2,700
Demand repurchase agreements(2)	1.40	daily	4,138	3,102	2,679
FHLB fixed advance	6.21	12/05/03	30,000	30,000	30,000
FHLB fixed advance	1.73	11/07/03	6,000	—	—
FHLB fixed advance	2.21	07/17/03	1,000	—	—
FHLB fixed advance	2.74	07/17/03	1,000	—	—
FHLB fixed advance	2.46	06/16/03	500	—	—
FHLB fixed advance	2.70	05/08/03	1,000	—	—
Borrowing under revolving line of credit facility	3.50	04/11/03	25,000	5,000	18,000
FHLB fixed advance	2.98	03/10/03	1,000	—	—
FHLB fixed advance	2.38	01/13/03	1,000	—	—
FHLB fixed advance	5.89	12/20/02	—	1,000	1,000
FHLB fixed advance	2.39	11/12/02	—	5,000	—
FHLB fixed advance	5.33	07/22/02	—	1,000	—
FHLB fixed advance	5.91	06/21/02	—	500	500
FHLB fixed advance	4.21	05/13/02	—	1,000	—
FHLB fixed advance	5.02	03/06/02	—	1,000	—
FHLB fixed advance	4.30	02/01/02	—	25,000	—
FHLB fixed advance	5.21	01/22/02	—	1,000	—
FHLB fixed advance	6.49	11/30/01	—	—	2,000
FHLB floating rate advance(3)	6.77	05/01/01	—	—	10,000

Total Short Term Funds Borrowed			178,338	201,602	66,879

Total funds borrowed			$209,954	$231,488	$96,879

Total short term borrowings:
Average balance outstanding			$102,017	$97,204	$49,095
Maximum amount outstanding at any month-end during the year			182,746	217,298	123,577
Balance outstanding at end of year			178,338	201,602	66,879
Weighted average interest rate during year			3.42%	4.72%	5.97%
Weighted average interest rate at end of year			2.57	3.03	6.74

(1)	This FHLB advance is subject to a fair value hedge utilizing an interest rate swap with a fair value of $2.9 million. The contractual par amount on the advance is $25.0 million.
(2)	Demand repurchase agreements are a form of retail repurchase agreements offered to certain clients of The PrivateBank (Chicago). Funds are swept each business day from the client’s demand deposit account. These amounts are not deposits and are not insured, but are secured by a pool of securities pledged specifically for this purpose.
(3)	The rate on this FHLB floating rate advance is set at one-month LIBOR minus five basis points.

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

Date	Maximum Availability	Usage
	(in thousands)
As of December 31, 2002-
The PrivateBank (Chicago).	$69,072	$67,998
The PrivateBank (St. Louis).	14,738	11,500

As of December 31, 2001-
The PrivateBank (Chicago).	$109,146	$108,298
The PrivateBank (St. Louis).	16,295	10,500

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

On February 11, 2002, the Company renewed the term on an $18.0 million revolving credit facility with a commercial bank originally entered into on February 11, 2000. On April 11, 2002, the loan agreement was amended and the revolving line was increased to $25.0 million. Effective December 31, 2002, the revolving line was increased to $35.0 million. The interest rate on borrowings under this revolving line resets quarterly, and is based on, at our option, either the lender’s prime rate or three-month LIBOR plus 120 basis points with a floor of 3.50%. The Company has elected to pay interest based on the three-month LIBOR rate plus 120 basis points. The initial rate of interest on the revolver was 7.20%, and most recently reset to 3.50% on December 31, 2002. The collateral for this borrowing consists of the common stock of The PrivateBank (Chicago) and The PrivateBank (St. Louis), which is held in custody by the lender. As of December 31, 2002, the outstanding balance was $25.0 million.

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

On February 8, 2001, we issued $20.0 million in trust preferred securities at a fixed rate of 9.50% which mature on December 31, 2030. At our option, the securities may be redeemed prior to maturity on or after December 31, 2005. The trust preferred securities are presented in our consolidated balance sheet as “Long-term debt-trust preferred securities.” Upon receipt of the net proceeds of $18.9 million, after deducting underwriting commissions and offering expenses and including the underwriters’ over-allotment shares, we repaid the full amount of borrowings under a revolving line of credit with a commercial bank in the amount of $18.0 million.

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

Interest Rate Risk

We use a combination of financial instruments, including medium-term and short-term financings and variable-rate debt instruments and, to a lesser extent, interest rate swaps to manage the interest rate mix of our total debt portfolio and related cash flows. To manage this mix in a cost-effective manner, in 2001 we entered into our first interest rate swap transaction in which we agreed to receive a fixed rate in exchange for payment of a floating rate based on an agreed-upon notional amount. The fair value of the swap associated with this fair value hedge was $2.9 million on December 31, 2002. As market interest rates continued to decline to historic lows in the second half of 2002, the value of the Company’s long-term tax-exempt bank-qualified municipal bond portfolio increased. In order to protect this gain should rates rise, the Company entered into a $25 million swap agreement whereby we sold the 10-year swap and bought 3-month LIBOR to act as an economic hedge to a portion of our long municipal bonds. At December 31, 2002 the market value of the interest rate swap associated with this economic hedge was a liability of $1.1 million. The loss on the swap is recognized in earnings and resulted from declines in market rates of interest since the third quarter 2002.

During 2002, we continued to actively manage our interest rate exposure in our balance sheet. The declines in market rates gave us the opportunity to make changes to our investment security portfolio as part of the implementation of our asset/liability management strategies. Throughout 2002, we continued to replace specific investment securities with alternative investment securities with greater risk/reward parameters on a selective basis. The improvements in net interest margin resulting from the improved mix of investment securities coupled with our lower yielding sources of funding offset the yield compression experienced in our loan portfolio, which is more than half floating-rate based.

We have not changed our interest rate risk management strategy from the prior year and do not foresee or expect any significant changes in our exposure to interest rate fluctuations, but we are considering expanding our use of interest rate swaps on our debt obligations in the near future.

Capital Resources

Stockholders’ equity at December 31, 2002 rose to $89.1 million, an increase of $26.8 million from the 2001 year-end level of $62.3 million, due primarily to the increase in net income from the year ended December 31, 2002 as well as the increase in the fair value of investment securities classified as available for sale net of tax and increases in shares issued.

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

The prompt corrective action regulations provide five classifications: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If a banking subsidiary is not “well capitalized,” regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited as is asset growth and expansion and plans for capital restoration are required.

The following table sets forth our consolidated regulatory capital amounts and ratios as of December 31, 2002 and 2001:

	December 31,
	2002			2001
	Capital	“Well- capitalized” Standard	Excess/ (Deficit) Capital	Capital	“Well- capitalized” Standard	Excess/ (Deficit) Capital
Dollar basis:
Leverage capital	$78,524	$71,818	$6,706	$71,176	$53,630	$17,546
Tier 1 risk-based capital	78,524	68,134	10,390	71,176	52,213	18,963
Total risk-based capital	94,109	113,556	(19,447)	84,482	87,021	(2,539)

Percentage basis:
Leverage ratio	5.47%	5.00%		6.64%	5.00%
Tier 1 risk-based capital ratio	6.91	6.00		8.18	6.00
Total risk-based capital ratio	8.29	10.00		9.71	10.00
Total equity to total assets	5.77	—	—	5.29	—	—

As of December 31, 2002, all of the Company’s $20.0 million of trust preferred securities are included in Tier 1 capital. The Tier 1 qualifying amount is limited to 25% of Tier 1 capital under Federal Reserve regulations. The entire amount of trust preferred securities qualifies as Tier 1 capital.

A portion of the subordinated note in the amount of $5.0 million that was issued to Johnson International as consideration in connection with the Johnson Bank Illinois acquisition qualifies as Tier 2 capital for regulatory capital purposes.

To be considered “well capitalized,” an entity must maintain a leverage ratio of at least 5.0%, a Tier 1 risk-based capital ratio of at least 6.0%, and a total risk-based capital ratio of at least 10.0%. To be “adequately capitalized,” an entity must maintain a leverage ratio of at least 4.0%, a Tier 1 risk-based capital ratio of at least 4.0%, and a total risk-based capital ratio of at least 8.0%. At December 31, 2002, we continued to exceed the minimum levels of all regulatory capital requirements, and were considered “adequately capitalized” under regulatory standards. At December 31, 2002, our total risk-based capital ratio was 8.29%. With the exception of the total risk-based capital ratio, we exceeded the “well-capitalized” levels of our regulatory capital requirements. At December 31, 2002, The PrivateBank (Chicago) and The PrivateBank (St. Louis) were considered “well-capitalized” under all applicable regulatory standards, including total risk-based capital ratio.

Liquidity

Liquidity measures our ability to meet maturing obligations and our existing commitments, to withstand fluctuations in deposit levels, to fund our operations and to provide for our clients’ credit needs. Our liquidity principally depends on our cash flows from our operating activities, investment in and maturity of assets, changes in balances of deposits and borrowings and our ability to borrow funds in the money or capital markets. Liquidity management involves planning to meet anticipated funding needs at a reasonable cost. Liquidity management is guided by policies, formulated and monitored by our senior management and the banks’ asset/liability committees, which take into account the marketability of assets, the sources and stability of funding and the level of unfunded commitments. Our principal sources of funds are deposits, short-term borrowings and capital contributions by PrivateBancorp to the banks funded by proceeds from draws on our line of credit or through new capital.

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

We have continued to use Federal Home Loan Bank advances and brokered deposits as alternative methods of funding loan growth. During 1999, we first utilized brokered deposits as a funding tool to enhance liquidity in anticipation of increasing loan demand. During 2001 and 2002 we expanded our brokered deposits program in order to fund liquidity of The PrivateBank (Chicago). In 2003 we expect to continue to rely on brokered deposits together with increased Federal Home Loan Bank advances as alternative methods of funding loan growth and may increase the level of our brokered deposits. Our asset liability policy currently limits our use of brokered deposits to levels no more than 40% of total deposits. We do not expect our 40% threshold limitation to limit our ability to implement our growth plan. We will first look toward internally generated deposits as funding sources, but plan to supplement our funding needs with non-traditional funding sources as needed. The PrivateBank (St. Louis) also purchases brokered deposits in the absence of traditional deposit growth sufficient to fund the expected loan growth in that market.

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

	December 31, 2002 Time to Maturity or Repricing
	0-90 days	91-365 days	1-5 years	Over 5 years	Total
	(dollars in thousands)
Interest-Earning Assets
Loans	$635,664	$77,465	$175,066	$79,197	$967,392
Investments	163,621	21,138	26,576	261,208	472,543
Short-term investments	258	—	—	—	258

Total interest-earning assets	$799,543	$98,603	$201,642	$340,405	$1,440,193

Interest-Bearing Liabilities
Interest-bearing demand	$—	$—	$—	$64,892	$64,892
Savings and money market	486,819	1,262	—	859	488,940
Time deposits	191,238	205,474	91,872	73,868	562,452
Funds borrowed	143,838	31,500	53,000	—	228,338

Total interest-bearing liabilities	$821,895	$238,236	$144,872	$139,619	$1,344,622

Cumulative
Rate sensitive assets (RSA)	$799,543	$898,146	$1,099,788	$1,440,193
Rate sensitive liabilities (RSL)	821,895	1,060,131	1,205,003	1,344,622

GAP (GAP=RSA-RSL)	(22,352)	(161,985)	(105,215)	95,571

RSA/RSL	97.28%	84.72%	91.27%	107.11%

RSA/Total assets	51.80%	58.19%	71.26%	93.31%

RSL/Total assets	53.25%	68.69%	78.07%	87.12%

GAP/Total assets	1.45%	10.50%	6.82%	6.19%

GAP/Total RSA	2.80%	18.04%	9.57%	6.64%

	December 31, 2001 Time to Maturity or Repricing
	0-90 days	91-365 days	1-5 years	Over 5 years	Total
	(dollars in thousands)
Interest-Earning Assets
Loans	$467,083	$66,521	$204,859	$53,643	$792,106
Investments	95,269	8,516	45,147	183,511	332,443
Short-term investments	518	—	—	—	518

Total interest-earning assets	$562,870	$75,037	$250,006	$237,154	$1,125,067

Interest-Bearing Liabilities
Interest-bearing demand	$—	$—	$—	$52,061	$52,061
Savings and money market	205,926	144,903	—	4,450	355,279
Time deposits	173,401	171,111	20,978	4,519	370,009
Funds borrowed	168,102	8,500	75,000	—	251,602

Total interest-bearing liabilities	$547,429	$324,514	$95,978	$61,030	$1,028,951

Cumulative
Rate sensitive assets (RSA)	$562,870	$637,907	$887,913	$1,125,067
Rate sensitive liabilities (RSL)	547,429	871,943	967,921	1,028,951

GAP (GAP=RSA-RSL)	15,441	(234,036)	(80,008)	96,116

RSA/RSL	102.82%	73.16%	91.73%	109.34%

RSA/Total assets	47.83%	54.21%	75.45%	95.61%

RSL/Total assets	46.52%	74.10%	82.25%	87.44%

GAP/Total assets	1.31%	19.89%	6.80%	8.17%

GAP/Total RSA	2.74%	36.69%	9.01%	8.54%

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

	December 31, 2002		December 31, 2001
	+200 Basis Points	-200 Basis Points	+200 Basis Points	-200 Basis Points
Percentage change in net interest income due to an immediate 200 basis point change in interest rates over a one-year time horizon	2.9%	-10.5%	3.0%	-4.7%

This table shows that if there had been an instantaneous parallel shift in the yield curve of -200 basis points on December 31, 2002 and December 31, 2001, we would suffer a decline in net interest income of -10.5% and -4.7%, respectively, over each one-year period. Conversely, a shift of +200 basis points would increase net interest income 2.9% over a one-year horizon based on December 31, 2002 balances, as compared to 3.0% measured on the basis of the December 31, 2001 portfolio.

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

Management’s likely reaction to changes in interest rates is incorporated in assumptions made in these calculations. Differences in these assumptions between the reporting periods have also had the effect of reducing the impact of a changing interest rate environment.

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

See “Index to Consolidated Financial Statements” on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective May 23, 2002, we changed our independent public accountants from Arthur Andersen LLP to Ernst & Young LLP. This change was previously reported in our current report on Form 8-K, as filed with the Securities and Exchange Commission on May 24, 2002.

On May 23, 2002, the Audit Committee of the Board of Directors of the Company approved a change in auditors. The Board of Directors ratified the Audit Committee’s engagement of Ernst & Young LLP to serve as the Company’s independent public accountants, effective immediately. Andersen had been the Company’s independent public accountants since 1991.

Andersen’s reports on the consolidated financial statements of the Company and its subsidiaries for the two fiscal years ended December 31, 2001 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the Company’s two fiscal years ended December 31, 2001 and the subsequent interim period through May 23, 2002, there were no disagreements between the Company and Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Andersen’s satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with their reports on the Company’s consolidated financial statements for such years; and there were no reportable events as described in Item 304(a)(1)(v) of Regulation S-K.

The Company provided Andersen with a copy of the foregoing disclosures. A copy of Andersen’s letter, dated May 24, 2002, stating its agreement with such statements was filed with the SEC as an exhibit to the Company’s Current Report on Form 8-K dated May 24, 2002.

During the Company’s two fiscal years ended December 31, 2001 and the subsequent interim period through May 23, 2002, the Company did not consult with Ernst & Young LLP with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS

Information regarding directors of the Company is included in the Company’s Proxy Statement for its 2003 Annual Meeting of Stockholders (the “Proxy Statement”) under the heading “Election of Directors” and the information included therein is incorporated herein by reference. Information regarding the executive officers of the Company is included in “Part I., Item 1. Business.”

ITEM 11.	EXECUTIVE COMPENSATION

Information regarding compensation of executive officers and directors is included in the Company’s Proxy Statement under the headings “Board of Directors’ Compensation,” “Executive Compensation,” and “Employment Agreements” and the information included therein is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding security ownership of certain beneficial owners and management is included in the Company’s Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners, Directors and Executive Officers” and the information included therein is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions is included in the Company’s Proxy Statement under the heading “Transactions with Related Persons” and the information included therein is incorporated herein by reference.

ITEM 14.	CONTROLS AND PROCEDURES

Within 90 days prior to the date of filing this annual report, the Company’s Chief Executive Officer and Chief Financial Officer carried out an evaluation under their supervision, with the participation of other members of management as they deemed appropriate, of the effectiveness of the design and the operation of the Company’s disclosure controls and procedures as contemplated by Exchange Act Rule 13a-15. Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective, in all material respects, in timely alerting them to material information relating to the Company (and its consolidated subsidiaries) required to be included in the periodic reports the Company is required to file and submit to the SEC under the Exchange Act.

There have been no significant changes to the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date that the internal controls were most recently evaluated. There were no significant deficiencies or material weaknesses identified in that evaluation and, therefore, no corrective actions were taken.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1)    Index to Financial Statements

The consolidated financial statements of the Company and its subsidiaries as required by Item 8 are filed as a part of this document. See “Index to Consolidated Financial Statements” on page F-1.

(a) (2)    Financial Statement Schedules

All financial statement schedules called for by Item 8 and Item 14 of Form 10-K have been omitted because the information requested is either not applicable or has been included in the consolidated financial statements or notes thereto.

(a) (3)    Exhibits

EXHIBIT NO.	DESCRIPTION OF EXHIBITS

3.1	Amended and Restated Certificate of Incorporation of PrivateBancorp, Inc., as amended (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003 (File No. 000-75887) and incorporated herein by reference).

3.2	Amended and Restated By-laws of Private Bancorp, Inc. (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003 and incorporated herein by reference).

4.1	Subordinated Note of PrivateBancorp Inc., dated February 11, 2000, principal amount of $5 million due February 11, 2007, (filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and incorporated herein by reference).

4.2	Certain instruments defining the rights of the holders of long-term debt of the Company and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis, have not been filed as exhibits. The Company hereby agrees to furnish a copy of any of these agreements to the SEC upon request.

10.1	Lease Agreement for banking facility located at Ten North Dearborn, Chicago, Illinois dated January 1, 1992, as amended, by and between General American Life Insurance Company as successor-in-interest to LaSalle National Trust, N.A., as successor trustee to LaSalle National Bank, not personally but as Trustee under Trust Agreement dated November 6, 1985 and known as Trust No. 110519 and The PrivateBank and Trust Company (filed as an exhibit to the Company’s Form S-1 Registration Statement (File No. 333-77147) and incorporated herein by reference).

10.2	Lease Agreement for banking facility located at 1603 West Sixteenth Street, Oak Brook, Illinois dated October 1996 by and between Columbia Lisle Limited Partnership and The PrivateBank and Trust Company (filed as an exhibit to the Company’s Form S-1 Registration Statement (File No. 333-77147) and incorporated herein by reference).

10.3	First Amendment to Lease dated May 31, 2001 by and between Columbia Lisle Limited Partnership and The PrivateBank and Trust Company (filed as an exhibit to the Company’s Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference).

10.4	Lease Agreement for banking facility located at 517 Green Bay Road, Wilmette, Illinois dated as of May 2, 1994 by and between Gunnar H. Hedlund, Doris S. Hedlund, Robert P. Hedlund and Gerald A. Hedlund, LaSalle National Trust, N.A., as successor trustee to LaSalle National Bank, not personally but solely as Trustee under Trust Agreement dated December 28, 1972 and known as Trust No. 45197 and The PrivateBank and Trust Company (filed as an exhibit to the Company’s Form S-1 Registration Statement (File No. 333-77147) and incorporated herein by reference).

EXHIBIT NO.	DESCRIPTION OF EXHIBITS

10.5	Building Lease by and between Towne Square Realty, L.L.C. and The PrivateBank and Trust Company dated August 6, 1999 (filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and incorporated herein by reference).

10.6	First Amendment to lease dated January 1, 2002 by and between Towne Square Realty, L.L.C. and The PrivateBank and Trust Company.(1)

10.7	Sublease Agreement for banking facility located at 1401 South Brentwood Blvd., St. Louis, Missouri, dated as of December 13, 1999, by and between Union Planters Bank, National Association, St. Louis Brentwood Associates, L.P. and PrivateBancorp, Inc. (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 and incorporated herein by reference).

10.8	Lease Agreement by and between Shodeen Management Company as agent for the beneficiaries of a land trust with Harris Bank St. Charles, pursuant to Trust Agreement dated March 4, 1994, and known as Trust No. 2321, and The PrivateBank and Trust Company dated January 9, 2001, for banking facility located at 312 Crescent Place, Geneva, Illinois (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference).

10.9	Lease Agreement dated August 31, 1995 between 208 South LaSalle Associates, L.P. and Lodestar Financial Services, Inc.(1)

10.10	First Amendment to lease dated February 15, 2000 between LaSalle-Adams,L.L.C. and Lodestar Financial Services, Inc.(1)

10.11	Second Amendment to lease dated August 12, 2002 between LaSalle-Adams, L.L.C. and Lodestar Investment Counsel, Inc.(1)

10.12	Pledge Agreement dated as of May 28, 1998 by and between the Ralph B. Mandell Revocable Trust UTA dated June 5, 1997 and PrivateBancorp, Inc. (included as Exhibit B to Stock Purchase Agreement filed as Exhibit 10.6 to the Company’s Form S-1 Registration Statement (File No. 333-77147) and incorporated herein by reference).*

10.13	PrivateBancorp, Inc. Amended and Restated Stock Incentive Plan (filed as Appendix A to the Company’s Proxy Statement for its 2000 Annual Meeting of Stockholders and incorporated herein by reference).*

10.14	PrivateBancorp, Inc. Incentive Compensation Plan (filed as Appendix A to the Company’s Proxy Statement for its 2003 Annual Meeting of Stockholders and incorporated herein by reference).*

10.15	Employment Agreement by and between Ralph B. Mandell and PrivateBancorp, Inc. dated July 1, 2001 (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference).*

10.16	Outsourcing Agreement by and between The PrivateBank and Trust Company and Marshall & Ilsley Corporation, acting through its division M&I Data Services, dated as of April 9, 1999 (filed as an exhibit to the Company’s Form S-1 Registration Statement (File No. 333-77147) and incorporated herein by reference).

10.17	Employment Agreement by and between Richard C. Jensen and PrivateBancorp, Inc. dated as of July 27, 2000 (filed as an exhibit to the Company’s Form S-1 Registration Statement (File No. 333-52676) and incorporated herein by reference ).*

10.18	Form of Indemnification Agreement by and between PrivateBancorp, Inc. and its directors and executive officers (filed as an exhibit to the Company’s Form S-1 Registration Statement (File No. 333-77147) and incorporated herein by reference).*

EXHIBIT NO.	DESCRIPTION OF EXHIBITS

10.19	Agreement and Plan of Reorganization by and between PrivateBancorp, Inc. and Towne Square Financial Corporation dated as of June 24, 1999 (filed as an exhibit to the Company’s Form S-1 Registration Statement (File No. 333-77147) and incorporated herein by reference).

10.20	Stock Purchase Agreement dated as of October 4, 1999 by and among PrivateBancorp, Inc., Johnson International, Inc. and Johnson Bank Illinois (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference).

10.21	Loan Agreement dated as of February 11, 2000, between PrivateBancorp, Inc. and LaSalle Bank National Association (filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and incorporated herein by reference).

10.22	Amendment No. 1 to Loan Agreement dated as of February 11, 2002 between PrivateBancorp, Inc. and LaSalle Bank National Association (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference).

10.23	Amendment No. 2 to Loan Agreement dated as of April 11, 2002 between PrivateBancorp, Inc. and LaSalle Bank National Association (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference).

10.24	Amendment No. 3 to Loan Agreement dated as of December 24, 2002 between PrivateBancorp, Inc. and LaSalle Bank National Association.(1)

10.25	Letter Agreement dated September 26, 2000 by and between PrivateBancorp, Inc., The PrivateBank and Trust Company and Donald A. Roubitchek (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference).*

10.26	Employment Agreement by and between William Goldstein and Lodestar Investment Counsel LLC, dated as of December 30, 2002.(1)*

12.1	Calculation of Ratio of Earnings to Fixed Charges.(1)

21.1	Subsidiaries of the Registrant.(1)

23.1	Consent of Ernst & Young LLP.(2)

24.1	Powers of Attorney (set forth on signature page).(1)

99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.(2)

(1)	Previously filed.
(2)	Filed herewith.
*	Indicates management contracts or compensatory plans or arrangements required to be filed as an exhibit.

(b)    Reports on Form 8-K

The following Current Reports on Form 8-K were filed by the Company during the last quarter of fiscal 2002:

Form 8-K dated October 17, 2002.

Form 8-K dated October 21, 2002.

Form 8-K dated December 30, 2002.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PRIVATEBANCORP, INC.

REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors

PrivateBancorp, Inc.

We have audited the accompanying consolidated balance sheet of PrivateBancorp, Inc. and subsidiaries as of December 31, 2002, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of PrivateBancorp, Inc. as of December 31, 2001, and for the two years in the period ended December 31, 2001, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated January 17, 2002.

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

/S/ ERNST & YOUNG LLP

Chicago, Illinois

January 20, 2003

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of

PrivateBancorp, Inc.:

We have audited the accompanying consolidated balance sheets of PRIVATEBANCORP, INC. (the Company) (a Delaware corporation) AND SUBSIDIARIES as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

PRIVATEBANCORP, INC.

CONSOLIDATED BALANCE SHEETS

As of December 31, 2002 and 2001

(In thousands, except per share data)

	December 31,
	2002	2001
Assets
Cash and due from banks	$34,529	$22,283
Fed funds sold and other short-term investments	258	518

Total cash and cash equivalents	34,787	22,801

Loans held for sale	14,321	11,335
Available-for-sale securities, at fair value	487,020	332,933
Loans net of unearned discount	965,641	780,771
Allowance for loan losses	(11,585)	(8,306)

Net loans	954,056	772,465

Goodwill	19,199	10,805
Premises and equipment, net	6,851	3,814
Accrued interest receivable	9,427	7,262
Other assets	17,753	15,353

Total assets	$1,543,414	$1,176,768

Liabilities and Stockholders’ Equity
Demand deposits:
Noninterest-bearing	$88,986	$73,146
Interest-bearing	64,893	52,061
Savings and money market deposit accounts	488,941	362,987
Brokered deposits	279,806	138,911
Other time deposits	282,645	223,390

Total deposits	1,205,271	850,495

Funds borrowed	209,954	231,488
Trust preferred securities	20,000	20,000
Accrued interest payable	4,986	2,112
Other liabilities	14,111	10,369

Total liabilities	$1,454,322	$1,114,464

Stockholders’ Equity
Preferred Stock, 1,000,000 shares authorized	—	—
Common stock, without par value, $1 stated value; 12,000,000 shares authorized; 7,704,203 and 7,206,420 shares issued and outstanding as of December 31, 2002 and December 31, 2001, respectively	7,704	7,206
Additional paid-in-capital	45,367	39,114
Retained earnings	27,784	17,468
Accumulated other comprehensive income	8,826	323
Deferred compensation	(589)	(857)
Loans to officers	—	(950)

Total stockholders’ equity	89,092	62,304

Total liabilities and stockholders’ equity	$1,543,414	$1,176,768

Note:  All previously reported share and per share data has been restated to reflect the 3-for-2 stock split which occurred on January 17, 2003. The accompanying notes to consolidated financial statements are an integral part of these statements.

PRIVATEBANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2002, 2001 and 2000

(In thousands, except per share data)

	Year Ended December 31,
	2002	2001	2000
Interest income
Loans, including fees	$52,560	$50,975	$48,633
Federal funds sold and interest bearing deposits	126	244	1,058
Securities:
Taxable	13,282	10,901	5,725
Exempt from Federal Income taxes	5,874	3,476	1,730

Total interest income	71,842	65,596	57,146

Interest expense
Deposits:
Interest-bearing demand	636	923	869
Savings and money market deposit accounts	7,328	11,365	13,711
Time deposits	16,014	17,291	14,635
Funds borrowed	5,325	6,327	4,116
Trust preferred securities	1,939	1,731	—

Total interest expense	31,242	37,637	33,331

Net interest income	40,600	27,959	23,815
Provision for loan losses	3,862	3,179	1,690

Net interest income after provision for loan losses	36,738	24,780	22,125

Non-interest income
Banking, wealth management services and other income	7,081	4,028	3,077
Securities net gains	11	2,095	92
Trading losses on interest rate swap	(943)	—	—

Total non-interest income	6,149	6,123	3,169

Non-interest expense
Salaries and employee benefits	13,979	9,111	8,174
Severance charge	—	—	562
Occupancy expense, net	4,891	4,158	2,987
Professional fees	3,689	2,939	2,135
Marketing	1,648	1,208	1,202
Data processing	1,509	1,295	820
Goodwill amortization	—	824	731
Insurance	455	354	303
Other	2,436	2,763	1,692

Total non-interest expense	28,607	22,652	18,606

Income before income taxes	14,280	8,251	6,688
Income tax provision	3,273	2,051	2,263

Net income	$11,007	$6,200	$4,425

Basic earnings per share	$1.49	$0.88	$0.64
Diluted earnings per share	$1.42	$0.85	$0.62

Note:  All previously reported share and per share data has been restated to reflect the 3-for-2 stock split which occurred on January 17, 2003. The accompanying notes to consolidated financial statements are an integral part of these statements.

PRIVATEBANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2000, 2001 and 2002

(In thousands)

	Common Stock	Additional paid-in- capital	Retained Earnings	Accumulated Other Comprehensive Income	Deferred Compensation	Loans to Officers	Total Equity
Balance 1/1/00	$6,885	$37,466	$7,425	$(2,812)	$(759)	$(1,125)	$47,080
Net income			4,425				4,425
Change in unrealized gain on available-for-sale securities, net of tax				2,694			2,694

Total Comprehensive Income	—	—	4,425	2,694	—	—	7,119

Dividends declared ($.07 per share)			(462)				(462)
Issuance of Stock	50	330					380
Awards granted, net of forfeitures					(270)		(270)
Amortization of deferred compensation					227		227
Repayment of loans to officers						175	175

Balance 12/31/00	$6,935	$37,796	$11,388	$(118)	$(802)	$(950)	$54,249

Balance 1/1/01	$6,935	$37,796	$11,388	$(118)	$(802)	$(950)	$54,249
Net income			6,200				6,200
Change in unrealized gain on available-for-sale securities, net of tax				441			441

Total Comprehensive Income	—	—	6,200	441	—	—	6,641

Dividends declared ($.07 per share)			(520)				(520)
Issuance of Stock	271	1,318					1,589
Awards granted, net of forfeitures					(331)		(331)
Amortization of deferred compensation			400		276		676

Balance 12/31/01	$7,206	$39,114	$17,468	$323	$(857)	$(950)	$62,304

Balance 1/1/02	$7,206	$39,114	$17,468	$323	$(857)	$(950)	$62,304
Net income			11,007				11,006
Change in unrealized gain on available-for-sale securities, net of tax				8,503			8,503

Total Comprehensive Income	—	—	11,007	8,503	—	—	19,509

Dividends declared ($.09 per share)			(691)				(691)
Issuance of Stock	498	6,253					6,751
Awards granted, net of forfeitures					(38)		(38)
Amortization of deferred compensation					306		306
Repayment of loans to officers						950	950

Balance 12/31/02	$7,704	$45,367	$27,784	$8,826	$(589)	$—	$89,092

Note:  All previously reported share and per share data has been restated to reflect the 3-for-2 stock split which occurred on January 17, 2003. The accompanying notes to consolidated financial statements are an integral part of these statements.

PRIVATEBANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2002, 2001 and 2000

(In thousands)

	Year Ended December 31,
	2002	2001	2000
Cash flows from operating activities
Net income	$11,007	$6,200	$4,425
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,444	1,649	1,030
Goodwill amortization	—	824	731
Johnson Bank Illinois fair value accretion, net	(89)	(291)	(304)
Amortization of deferred compensation	306	276	227
Provision for loan losses	3,862	3,179	1,690
Gain on sale of securities	(11)	(2,095)	(92)
Trading losses on interest rate swap	943	—	—
Net proceeds on loans held for sale	(2,986)	(10,629)	(705)
Increase in deferred loan fees	1,040	315	259
Increase in accrued interest receivable	(2,165)	(1,739)	(1,894)
Increase (decrease) in accrued interest payable	2,874	(1,440)	1,886
(Increase) decrease in other assets	(2,507)	7,607	2,502
Increase in other liabilities	3,710	5,705	2,107

Total adjustments	6,421	3,361	7,437

Net cash provided by operating activities	17,428	9,561	11,862

Cash flows from investing activities
Proceeds from maturities, paydowns and sales of securities	123,296	148,419	48,075
Purchase of securities available-for-sale	(265,432)	(306,395)	(124,624)
Johnson Bank Illinois acquisition, net of cash received	—	—	(15,763)
Capitalization of The PrivateBank (St. Louis)	—	—	(8,000)
Investment in Lodestar Investment Counsel, LLC	(5,427)	—	—
Net loan principal advanced	(186,405)	(193,784)	(129,615)
Investment in Bank Owned Life Insurance	—	(10,000)	—
Premises and equipment expenditures	(4,492)	(1,236)	(2,341)

Net cash used in investing activities	(338,460)	(362,996)	(232,268)

Cash flows from financing activities
Net increase in total deposits	354,788	180,261	125,606
Proceeds from participated loans	—	—	12,862
Proceeds from exercise of stock options	1,235	1,258	109
Issuance of Trust Preferred Securities	—	20,000	—
Dividends paid	(691)	(520)	(462)
Repayment of loans to officers	950	—	175
Net (decrease) increase in funds borrowed	(23,264)	134,724	78,446

Net cash provided by financing activities	333,018	335,723	216,736

Net increase (decrease) in cash and cash equivalents	11,986	(17,712)	(3,670)
Cash and cash equivalents at beginning of year	22,801	40,513	44,183

Cash and cash equivalents at end of year	$34,787	$22,801	$40,513

Cash paid during year for:
Interest	$28,368	$39,076	$30,835
Income taxes	1,325	1,757	1,800

The accompanying notes to consolidated financial statements are an integral part of these statements.

PRIVATEBANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BASIS OF PRESENTATION

a.    Nature of Operations

PrivateBancorp, Inc. (the “Company”) was incorporated under the laws of the State of Delaware on November 7, 1989. The Company is a bank holding company with two bank subsidiaries, The PrivateBank and Trust Company (The PrivateBank (Chicago)), which was formed as a de novo, or start up bank, on February 6, 1991, and The PrivateBank (The PrivateBank (St. Louis)), which was formed as a de novo, or start up, federal savings bank on June 26, 2001. On February 11, 2000, the Company completed its acquisition of Johnson Bank Illinois. At closing, Johnson Bank Illinois was merged into The PrivateBank (Chicago). The two acquired offices, located on Chicago’s North Shore in Lake Forest and Winnetka, became additional offices of The PrivateBank (Chicago). On December 30, 2002, The PrivateBank (Chicago) acquired a controlling interest in Lodestar Investment Counsel LLC, a Chicago-based investment advisor with $482 million of assets under management at December 31, 2002. Lodestar manages equity, balanced and fixed income accounts primarily for high net-worth individuals, retirement plans and charitable organizations with investable assets in excess of $1.0 million, and shares a similar focus on highly personalized client service.

The banks provide private banking and wealth management services primarily to affluent individuals, professionals, entrepreneurs and their business interests. The banks focus on the personal financial services needs of their clients as well as the banking needs of their clients’ various business and investment interests.

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

d.    Securities

Available-for-sale securities are intended to be invested for an indefinite period but may be sold in response to events we expect to occur in the foreseeable future. Securities available-for-sale are reported at fair value, with unrealized gains and losses, net of taxes, reported as adjustments to other comprehensive income in a separate component of stockholders’ equity. Any decline in fair value of securities that is deemed other than temporary is charged against current period earnings. At December 31, 2002 and 2001, all securities were classified as available for sale.

Premium amortization and discount accretion on securities are included in interest income on securities using the effective interest rate method. The specific identification method is used to record gains and losses on security transactions.

e.    Loans

Loans are generally reported at the principal amount outstanding, net of unearned income. Loan origination and commitment fees, offset by certain direct loan origination costs, are deferred and the net amount amortized

PRIVATEBANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

as an adjustment of the related loan’s yield. The Company is generally amortizing these amounts over the contractual life of the related loans.

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

i.    Derivative Financial Instruments

The Company adopted FAS No. 133, “Accounting for Derivative Instruments and Related Hedging Activities” and its related amendments on January 1, 2001. FAS No. 133 requires all derivative instruments to be recognized as either assets or liabilities in the balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging

PRIVATEBANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

relationship and further, on the type of hedge relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument based on the exposure being hedged, as a fair value or cash flow hedge. In November 2001, the Company entered into its first interest rate swap, which is recorded on the balance sheet at fair value. The interest rate swap was entered into for asset liability management purposes and not for trading purposes. The interest rate swap has been designated as a fair value hedge of a fixed-rate $25.0 million advance with the Federal Home Loan Bank of Chicago (FHLB). Changes in the fair value of the interest rate swap are reported through income. Changes in the fair value of the borrowings from the date of designation are recorded through income. Documentation and evaluation of hedge effectiveness was performed at inception and on a recurring periodic basis.

The Company entered into a $25 million swap during the third quarter of 2002, swapping the 10-year rate for 3-month LIBOR to act as an economic hedge of a portion of the Company’s available-for-sale municipal securities portfolio. The December 31, 2002 fair market value adjustment on this swap resulted in the trading loss of $943,000 with a corresponding derivative liability of the same amount. This swap does not qualify for hedge accounting treatment; therefore, the market-to-market adjustment flows through earnings.

j.    Bank Premises and Equipment

Bank premises and equipment are stated at cost less accumulated depreciation and amortization. For financial reporting purposes, depreciation is computed using the straight-line method over the estimated useful lives of the assets. At December 31, 2002, the range of estimated useful lives of depreciable assets was between 3 and 39.5 years.

k.    Income Taxes

In accordance with FAS No. 109, “Accounting for Income Taxes,” an asset and liability approach to accounting for income taxes is followed. The objective is to recognize the amount of taxes payable or refundable for the current year, and to recognize deferred tax assets and liabilities resulting from temporary differences between the amounts reported in the financial statements and the tax bases of assets and liabilities. The measurement of tax assets and liabilities is based on enacted tax laws and applicable tax rates.

l.    Earnings per Share

The Company accounts for and reports earnings per share using a dual presentation of basic and diluted earnings per share. Basic earnings per common share are determined by dividing earnings by the weighted average number of common shares. Dilutive stock options are included as share equivalents using the treasury stock method in determining diluted earnings per share. All previously reported share and per share data in this report has been restated to reflect the 3-for-2 stock split that occurred on January 17, 2003.

m.    Comprehensive Income

Components of comprehensive income are reported in the Consolidated Statement of Stockholders’ Equity that is displayed with the same prominence as other financial statements.

n.    Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and

PRIVATEBANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. Actual results could differ from these estimates.

o.    Intangible Assets

During 2001, the PrivateBank (Chicago) recorded approximately $12.2 million in goodwill in connection with the Johnson Bank Illinois acquisition. During 2002, the Company recorded $8.4 million of goodwill and $2.5 million in customer intangibles in connection with the Lodestar Investment Counsel, LLC acquisition. The customer intangibles reflect the estimated fair value of the Lodestar client relationships over a fifteen year time horizon. The Company does not have any other recorded intangibles besides the Lodestar customer intangible. Intangible assets are amortized over an estimated useful life of 15 years. Effective January 1, 2002, the Company adopted FAS No. 142, which requires that goodwill and intangible assets that have indefinite lives no longer be amortized but be reviewed for impairment annually, or more frequently if certain indicators arise. Prior to the adoption of FAS No. 142, goodwill was being amortized using the straight-line method over a period of 15 years. Goodwill at December 31, 2002 totaled $19.2 million, an $8.4 million increase from December 31, 2001 due to the acquisition of Lodestar Investment Counsel, LLC. The Company did not incur any goodwill impairment in 2002 in adopting FAS 142. Amortization expense on intangible assets is expected to total $167,000 each year in 2003, 2004, 2005, 2006 and 2007.

The following table shows the proforma effects of applying FAS No. 142 to the 2001 and 2000 periods (in thousands, except per share data):

	December 31, 2002	December 31, 2001	December 31, 2000
	(in thousands)
Reported net income	$11,007	$6,200	$4,425
Add: Goodwill amortization (net of tax)	—	544	482

Adjusted net income	$11,007	$6,744	$4,907

Basic earnings per share:
Reported basic earnings per share	$1.49	$0.88	$0.64
Add: Goodwill amortization (net of tax)	—	.08	.10

Adjusted basic earnings per share	$1.49	$0.96	$0.74

Diluted earnings per share:
Reported diluted earnings per share	$1.42	$0.85	$0.62
Add: Goodwill amortization (net of tax)	—	.07	.10

Adjusted diluted earnings per share	$1.42	$0.92	$0.72

p.    Reclassifications

Certain reclassifications have been made to prior periods’ consolidated financial statements to place them on a basis comparable with the current period’s consolidated financial statements.

q.    Stock-Based Compensation

The Company accounts for its stock options in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25). Under APB No. 25, as the exercise price of the Company’s employees’ stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Compensation expense for restricted shares granted is ratably recognized over the period of service, usually the vesting period, based on the fair value of the stock on the date of grant.

PRIVATEBANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pursuant to FAS No. 123, Accounting for Stock-Based Compensation (FAS No. 123), pro forma net income and pro forma earnings per share are presented in the following table as if the fair value method of accounting for stock-based compensation plans had been utilized.

	2002	2001	2000
	(dollars in thousands)
Net income—
As reported	$11,007	$6,200	$4,425
Pro forma	10,551	5,493	3,824
Basic earnings per share—
As reported	$1.49	$0.88	$0.64
Pro forma	1.43	0.78	0.55
Diluted earnings per share—
As reported	$1.42	$0.85	$0.62
Pro forma	1.36	0.75	0.54

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

s.    New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (FAS) No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. FAS No. 141 applies to all business combinations completed after June 30, 2001. All future business combinations must be recorded using the purchase method of accounting. As the Company contemplates further acquisitions as part of its growth strategy, this Statement will likely have an impact on the Company’s future financial statements.

FAS No. 142 supercedes APB Opinion No. 17, Intangible Assets, and addresses the mandatory accounting of intangible assets and goodwill. Adoption of this Statement was required beginning January 1, 2002 in relation to all of the Company’s goodwill and intangible assets. The Statement discontinues the regular amortization of goodwill and a transitional impairment test of goodwill was required as of January 1, 2002. An annual impairment test of goodwill is required every year thereafter. Impairment losses from goodwill recognized in the initial application of this Statement are to be reported as resulting from a change in accounting principle. Impairment losses in subsequent years should be recorded as operating expenses.

In August 2001, the FASB issued FAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. FAS No. 144 supersedes FAS No. 121 and the accounting and reporting provisions of APB Opinion No. 30. The Statement addresses the accounting for a segment of a business accounted for as a discontinued operation and the accounting for the disposition of long-lived assets. The provisions of this Statement are

PRIVATEBANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company adopted the Statement in the first quarter of 2002 with no material effect on the Company’s results of operations.

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

While FAS No. 147 may affect how future business combinations, if undertaken, are accounted for and disclosed in the financial statements, the issuance of the new guidance had no effect on the Company’s results of operations, financial position or liquidity, as the Company does not have any assets subject to the specialized accounting guidance provided in FAS No. 72 or FAS No. 147.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others. This interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 clarifies that a guarantor is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for the Company as of December 31, 2002, and require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor’s obligations under the guarantee. The recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. Significant guarantees that have been entered into by the Company are disclosed in Note 14 to the consolidated financial statements. The Company does not expect the requirements of FIN 45 to have a material impact on its results of operations, financial position or liquidity.

In December 2002, the FASB issued FAS No. 148, Accounting for Stock-based Compensation—Transition and Disclosure (FAS No. 148), which provides guidance on how to transition from the intrinsic value method of accounting for stock-based employee compensation under APB No. 25 to FAS No. 123’s fair value method of accounting, if a company so elects. The statement also amends the disclosure provisions of FAS No. 123 and APB No. 25 to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While FAS No. 148 does not amend FAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of FAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of FAS No. 123 or the intrinsic value method of APB No. 25. Although the recognition provisions of FAS No. 148 are not applicable to the Company at this time, as it continues to account for stock-based compensation using the intrinsic value method, the Company has provided the required disclosures in Note 1 to the consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. The objective of this interpretation is to provide guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, noncontrolling interest and results of operations of a VIE need to be included in a company’s consolidated financial statements. Because the Company does not have any

PRIVATEBANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

interest in VIEs, the Company does not expect the adoption of FIN 46 to have a material impact on its results of operations, financial position or liquidity.

t. Fair Value Accretion

The Johnson Bank Illinois acquisition in 2000 was accounted for as a purchase. All assets and liabilities were adjusted to fair value as of the effective date of the merger creating goodwill, which was pushed-down to The PrivateBank (Chicago). In connection with the Johnson Bank Illinois acquisition in 2000, the Company recorded premiums and discounts to mark-to-market the fair value of loans, deposits and FHLB advances, as applicable. These premiums and discounts are being recognized in the statements of income as yield adjustments to interest income on loans, interest expense on deposits and interest expense on FHLB advances.

NOTE 2—OPERATING SEGMENTS

For purposes of making operating decisions and assessing performance, management regards The PrivateBank (Chicago), The PrivateBank (St. Louis), Wealth Management and the Holding Company as four operating segments. The Company’s investment portfolios are included in total assets and reported in the results of The PrivateBank (Chicago) and The PrivateBank (St. Louis). The business segments summarized below and in the following tables are primarily managed with a focus on various performance objectives, including total assets, total deposits, borrowings, gross loans, total capital and net income.

We apply the accrual basis of accounting for each reportable segment and for transactions between reportable segments. During 2002, there were no changes in the measurement methods used to determine reported segment profit or loss as compared to 2001 and 2000. There are no asymmetrical allocations to segments requiring disclosure.

The accounting policies of the segments are generally the same as those described in Note 1—Basis of Presentation to the consolidated financial statements.

The PrivateBank (Chicago)

The PrivateBank (Chicago), through its main office located in downtown Chicago as well as six full-service Chicago suburban locations, provides personal and commercial banking services primarily to affluent individuals, professionals, entrepreneurs and their business interests. Until June 23, 2000, the date The PrivateBank (St. Louis) was established, operations in St. Louis consisted of a loan production office of The PrivateBank (Chicago) and those activities are reflected in the segment reporting for The PrivateBank (Chicago). The PrivateBank (Chicago)’s commercial lending products include lines of credit for working capital, term loans for equipment and letters of credit to support the commitments made by its clients. Non-credit products include lock-box, cash concentration accounts, merchant credit card processing, electronic funds transfer, other cash management products and insurance. The PrivateBank (Chicago) offers a full range of real estate lending products including fixed and floating rate permanent and mini-permanent mortgages, construction and commercial real estate loans. Personal loans include installment loans and lines of credit, home equity loans and a wide variety of home mortgage loans.

Individual banking services include interest-bearing checking, money market accounts, certificates of deposit, ATM/debit cards and investment brokerage accounts. Additionally, The PrivateBank (Chicago) offers secured and unsecured personal loans and lines of credit. Through The PrivateBank (Chicago)’s affiliations with Mesirow Financial, Inc. and Sterling Investment Services, Inc., clients have access to insurance products and

PRIVATEBANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

securities brokerage services. The PrivateBank (Chicago) also offers domestic and international wire transfers and foreign currency exchange.

During the second quarter of 2002, the PrivateBank (Chicago) introduced an Index Powered Certificate of Deposit product (“IPCD”) with a five-year term. This non-fee-based, FDIC-insured product is a five-year certificate of deposit with a yield based on the performance of the S&P 500. The PrivateBank (Chicago) balance sheet reflects the goodwill of $19.2 million and intangibles of $2.5 million at December 31, 2002 compared with $10.8 million at December 31, 2001.

	The PrivateBank (Chicago)
	December 31,
	2002	2001	2000
	(in millions)
Total assets	$1,390.3	$1,077.7	$800.6
Total deposits	1,101.0	800.6	655.9
Total borrowings	150.0	183.4	65.0
Total gross loans	863.0	708.3	574.9
Total capital	124.3	82.9	69.3
Net interest income	39.0	27.8	23.5
Net income	13.5	9.2	7.1

The PrivateBank (St. Louis)

The PrivateBank (St. Louis), a federal savings bank, was established as a new bank subsidiary of PrivateBancorp, Inc. on June 23, 2000. The revenues and expenses for 2000 associated with the St. Louis loan production office that was operated by The PrivateBank (Chicago) prior to June 23, 2000 are included in The PrivateBank (Chicago) segment.

The PrivateBank (St. Louis) offers a full range of real estate lending products including fixed and floating rate permanent and mini-permanent mortgages and construction loans. Personal loans include installment loans and lines of credit, home equity loans and a wide variety of home mortgage loans. Commercial lending products provided by The PrivateBank (St. Louis) include lines of credit for working capital, term loans for equipment and letters of credit to support the commitments made by its clients. Non-credit products include lock-box, cash concentration accounts, merchant credit card processing, electronic funds transfer, other cash management products and insurance. Individual banking services include interest-bearing checking, money market deposit accounts, certificates of deposit, ATM/debit cards and investment brokerage accounts. The PrivateBank (St. Louis) also offers domestic and international wire transfers and foreign currency exchange.

	The PrivateBank (St. Louis)
	December 31,
	2002	2001	2000
	(in millions)
Total assets	$149.9	$96.6	$28.2
Total deposits	105.1	50.2	14.7
Total borrowings	30.0	38.1	3.5
Total gross loans	104.7	73.5	25.2
Total capital	13.4	7.6	7.1
Net interest income(1)	4.0	1.8	0.4
Year-to-date net income (loss)(1)	0.8	(0.5)	(0.9)

(1)	For 2000, results are reported beginning June 23, 2000, when the subsidiary bank was established, through December 31, 2000.

PRIVATEBANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Wealth Management

Wealth Management includes investment management, personal trust and estate services, custodial services, retirement accounts and brokerage and investment services. Investment management professionals work with wealth management clients to define objectives, goals and strategies of the clients’ investment portfolios. Wealth Management personnel assist trust clients with the selection of an outside portfolio manager to direct account investments. Trust and estate account administrators work with clients and their attorneys to establish estate plans. Consistent with the Company’s philosophy, Wealth Management emphasizes a high level of personal service, including prompt collection and reinvestment of interest and dividend income, weekly valuation, tracking of tax information, customized reporting and ease of security settlement.

	Wealth Management
	December 31,
	2002	2001	2000
	(in thousands)
Wealth Management assets under administration	$1,239.8	$722.7	$777.8
Trust fee revenue	2.9	2.7	2.3
Net income (loss)	0.4	0.5	(0.1)

Holding Company Activities

Holding Company Activities consist of parent company only matters. The Holding Company’s most significant assets are its net investments in its two banking subsidiaries, The PrivateBank (Chicago) and The PrivateBank (St. Louis). During the first quarter 2001, the Holding Company issued $20.0 million of subordinated debentures that are accounted for as long-term debt and also qualify as Tier 1 and Tier 2 capital (See Note 17). The Tier 1 qualifying amount is limited to 25% of Tier 1 capital under Federal Reserve regulations. The excess amount qualifies as Tier 2 capital. Holding Company Activities are reflected primarily by interest expense on borrowings and operating expenses. Recurring holding company operating expenses consist of compensation (amortization of restricted stock awards, other salary expense) and miscellaneous professional fees. In May of 2002, PrivateBancorp, Inc. acquired an office building located in St. Charles, Illinois, for $1.8 million from Towne Square Realty. The St. Charles location of The PrivateBank (Chicago) continues to lease space in the building and pays rent to the Holding Company at the same terms and conditions as was paid to the prior owner.

	Holding Company Activities
	December 31,
	2002	2001	2000
	(in millions)
Total assets	$141.3	$92.4	$77.9
Total capital.	89.1	62.3	54.2
Total borrowings	30.0	10.0	23.0
Long term debt—Trust Preferred Securities	20.0	20.0	—
Interest expense	2.5	2.1	1.2
Net loss	(3.7)	(2.5)	(1.9)

PRIVATEBANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables present a reconciliation of certain operating information for reportable segments for the periods presented and the reported consolidated balances (in millions):

2002	The PrivateBank (Chicago)	The PrivateBank (St. Louis)	Wealth Management	Holding Company Activities	Intersegment Eliminations (2)	Consolidated
Total assets	$1,390.3	$149.9	$—	$141.3	$(138.1)	$1,543.4
Total deposits	1,101.0	105.1	—	—	(0.8)	1,205.3
Total borrowings (1)	150.0	30.0	—	50.0	—	230.0
Total gross loans	863.0	104.7	—	—	(2.1)	965.6
Total capital	124.3	13.4	—	89.1	(137.7)	89.1
Net interest income	39.0	4.0	—	(2.5)	0.1	40.6
Net income	13.5	0.8	0.4	(3.7)	0.0	11.0
Wealth Management assets under management	—	—	1,239.8	—	—	1,239.8
Trust fee revenue	—	—	2.9	—	—	2.9

(1)	Includes long-term debt-trust preferred securities for the Holding Company segment.
(2)	Intersegment elimination for gross loans reflects the exclusion of the unearned income for management reporting purposes. The intersegment elimination for total capital reflects the elimination of the net investment in The PrivateBank (Chicago) and The PrivateBank (St. Louis) in consolidation. The intersegment eliminations include adjustments necessary for each category to agree with the related consolidated financial statements.

2001	The PrivateBank (Chicago)	The PrivateBank (St. Louis)	Wealth Management	Holding Company Activities	Intersegment Eliminations (2)	Consolidated
Total assets	$1,077.7	$96.6	$—	$92.4	$(89.9)	$1,176.8
Total deposits	800.6	50.2	—	—	(0.3)	850.5
Total borrowings (1)	183.4	38.1	—	30.0	—	251.5
Total gross loans	708.3	73.5	—	—	(1.0)	780.8
Total capital	82.9	7.6	—	62.3	(90.5)	62.3
Net interest income	27.8	1.8	—	(2.1)	0.5	28.0
Net income	9.2	(0.5)	0.5	(2.5)	(0.5)	6.2
Wealth Management assets under management	—	—	722.7	—	—	722.7
Trust fee revenue	—	—	2.7	—	—	2.7

(1)	Includes long-term debt-trust preferred securities for the Holding Company segment.
(2)	Intersegment elimination for gross loans reflects the exclusion of the unearned income for management reporting purposes. The intersegment elimination for total capital reflects the elimination of the net investment in The PrivateBank (Chicago) and The PrivateBank (St. Louis) in consolidation. The intersegment eliminations include adjustments necessary for each category to agree with the related consolidated financial statements.

PRIVATEBANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2000	The PrivateBank (Chicago)	The PrivateBank (St. Louis)	Wealth Management	Holding Company Activities	Intersegment Eliminations (2)	Consolidated
Total assets	$800.6	$28.2	$—	$77.9	$(77.2)	$829.5
Total deposits	655.9	14.7	—	—	(0.4)	670.2
Total borrowings (1)	65.0	3.5	—	23.0	5.4	96.9
Total gross loans	574.9	25.2	—	—	(1.4)	598.7
Total capital	69.3	7.1	—	54.2	(76.4)	54.2
Net interest income	23.5	0.4	—	(1.2)	1.1	23.8
Net income	7.1	(0.9)	(0.1)	(1.9)	0.2	4.4
Wealth Management assets under management	—	—	777.8	—	—	777.8
Trust fee revenue	—	—	2.3	—	—	2.3

(1)	Includes long-term debt-trust preferred securities for the Holding Company segment.
(2)	Intersegment elimination for gross loans reflects the exclusion of the unearned income for management reporting purposes. The intersegment elimination for total capital reflects the elimination of the net investment in The PrivateBank (Chicago) and The PrivateBank (St. Louis) in consolidation. The intersegment eliminations include adjustments necessary for each category to agree with the related consolidated financial statements.

NOTE 3—EARNINGS PER SHARE

The following table shows the computation of basic and diluted earnings per share (in thousands, except per share data):

	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Year Ended December 31, 2002
Basic Earnings Per Share—
Income available to common stockholders	$11,007	7,371	$1.49

Effect of Dilutive Stock Options	—	404

Diluted Earnings Per Share—
Income available to common stockholders	$11,007	7,775	$1.42

Year Ended December 31, 2001
Basic Earnings Per Share—
Income available to common stockholders	$6,200	7,057	$0.88

Effect of Dilutive Stock Options	—	217

Diluted Earnings Per Share—
Income available to common stockholders	$6,200	7,274	$0.85

Year Ended December 31, 2000
Basic Earnings Per Share—
Income available to common stockholders	$4,425	6,916	$0.64

Effect of Dilutive Stock Options	—	275

Diluted Earnings Per Share—
Income available to common stockholders	$4,425	7,191	$0.62

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

PRIVATEBANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4—SECURITIES

The par value and amortized cost of securities as of December 31, 2002 and December 31, 2001 were as follows (in thousands):

	December 31, 2002
	Par Value	Gross Unamortized Premium	Gross Unaccreted Discount	Amortized Cost
Investment Securities—Available for Sale
U. S. Government Agency Mortgage-Backed Securities and Collateralized Mortgage Obligations	$147,546	$7,967	$(3)	$155,510
Corporate Collateralized Mortgage Obligations	17,902	264	—	18,166
Tax-Exempt Municipal Securities	140,025	5,751	(19,272)	126,504
Taxable Municipal Securities	4,615	—	(33)	4,582
Federal Home Loan Bank Stock	155,606	—	—	155,606
Other	12,849	557	(126)	13,280

	$478,543	$14,539	$(19,434)	$473,648

	December 31, 2001
	Par Value	Gross Unamortized Premium	Gross Unaccreted Discount	Amortized Cost
Investment Securities—Available-for-Sale
U. S. Government Agency Mortgage-Backed Securities and Collateralized Mortgage Obligations	$97,825	$3,906	$(315)	$101,416
Corporate Collateralized Mortgage Obligations	22,676	370	—	23,046
Tax-Exempt Municipal Securities	110,530	5,231	(8,781)	106,980
Taxable Municipal Securities	6,020	48	36	6,032
Federal Home Loan Bank Stock	92,964	—	—	92,964
Other	2,112	20	(127)	2,005

	$332,127	$9,575	$(9,259)	$332,443

The amortized cost and the estimated fair value of securities as of December 31, 2002 and December 31, 2001 were as follows (in thousands):

	December 31, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investment Securities—Available-for-Sale
U. S. Government Agency Mortgage-Backed Securities and Collateralized Mortgage Obligations	$155,510	$3,132	$(248)	$158,394
Corporate Collateralized Mortgage Obligations	18,166	509	—	18,675
Tax-Exempt Municipal Securities	126,504	8,332	—	134,836
Taxable Municipal Securities	4,582	114	—	4,697
Federal Home Loan Bank Stock	155,606	—	—	155,606
Other	13,280	1,533	—	14,812

	$473,648	$13,620	$(248)	$487,020

PRIVATEBANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2001
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investment Securities—Available-for-Sale
U. S. Government Agency Mortgage-Backed Securities and Collateralized Mortgage Obligations	$101,416	$483	$(523)	$101,376
Corporate Collateralized Mortgage Obligations	23,046	416	—	23,462
Tax-Exempt Municipal Securities	106,980	645	(700)	106,925
Taxable Municipal Securities	6,032	19	—	6,051
Federal Home Loan Bank Stock	92,964	—	—	92,964
Other	2,005	150	—	2,155

	$332,443	$1,713	$(1,223)	$332,933

The amortized cost and estimated fair value of securities at December 31, 2002, by expected maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because obligors may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
Due within one year	$69,409	$71,105
Due after one year through five years	97,519	100,227
Due after five years through ten years	25,712	26,390
Due after ten years	125,094	133,384
Securities with no stated maturity	155,914	155,914

	$473,648	$487,020

During 2002 and 2001, securities were sold for total proceeds of $88,965,364 and $131,289,933, respectively, resulting in net gains of approximately $11,302 and $2,095,000, respectively. Gross gains and gross losses for 2002 were $1,499,364 and $1,488,062, respectively. Taxes related to gross gains and gross losses on investment securities for 2002 were $509,784 and $505,941, respectively.

At December 31, 2002, securities carried at $184.9 million were pledged to secure public funds, trust deposits and other collateralized deposits for other purposes as required or permitted by law.

In the opinion of management, there were no investments in securities at December 31, 2002 that constituted an unusual credit risk for the Company. As market interest rates continued to decline to historic lows late in the third quarter of 2002, in order to protect a portion of the portfolio appreciation should rates rise, the Company entered into a $25 million swap. The Company swapped the 10-year rate for 3-month LIBOR to act as an economic hedge to a portion of the available-for-sale municipal securities in the portfolio. The December 31, 2002 fair market value adjustment on this swap resulted in the trading loss of $943,000. Net securities gains of $11,000 during the year included a charge of $1.0 million related to an other-than-temporary impairment write-down on the Company’s interest-only collateralized mortgage obligation (CMO) portfolio. At December 31, 2002, the remaining book value of the interest-only CMO portfolio was $1.1 million.

PRIVATEBANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Change in fair value of securities available for sale is presented on a net basis on the Consolidated Statement of Changes in Stockholders’ Equity. The following table discloses the changes in other comprehensive income as of December 31, 2002 and 2001 on a gross basis (in thousands):

	December 31, 2002
	Amount Before Tax	Tax Expense	Amount Net of Tax
Change in unrealized gains on securities available for sale	$12,893	$4,382	$8,511
Less: reclassification adjustment for gain included in net income	11	3	8

Net unrealized gains	$12,882	$4,379	$8,503

	December 31, 2001
	Amount Before Tax	Tax Expense	Amount Net of Tax
Change in unrealized gains on securities available for sale	$2,682	$667	$2,015
Less: reclassification adjustment for gain included in net income	2,095	521	1,574

Net unrealized gains	$587	$146	$441

NOTE 5—LOANS

Amounts outstanding by selected loan categories at December 31, 2002 and 2001, including net unamortized deferred loan fees of $3.1 million and $2.5 million, respectively, were as follows (in thousands):

	2002	2001
Real estate—
Residential	$72,289	$89,889
Commercial	452,703	310,869
Construction	123,204	92,528
Commercial	165,993	163,279
Personal(1)	151,452	124,206

	$965,641	$780,771

(1)	Includes Home Equity loans and overdrafts

As of December 31, 2002, $749,000 of loans were designated as nonaccrual loans, of which $375,000 is specifically reserved for. The average balance of impaired loans amounted to $1.7 million in 2002 and $1.5 million in 2001. The gross interest income that would have been recorded if the non-accrual loans had been current in accordance with their original terms was $104,233 in 2002, $108,913 in 2001, and $47,283 in 2000. Please refer to pages 42 and 43 in this Form 10-K for additional disclosure on loans past due 90 days or more.

PRIVATEBANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6—ALLOWANCE FOR LOAN LOSSES

The changes in the allowance for loan losses for the three years ended December 31 were as follows (in thousands):

	2002	2001	2000
Beginning balance	$8,306	$6,108	$4,510
Johnson Bank acquisition—loan loss reserve	—	—	864
Loans charged off	(750)	(1,052)	(972)
Loans recovered	167	71	16
Provision for loan losses	3,862	3,179	1,690

Ending balance	$11,585	$8,306	$6,108

NOTE 7—PREMISES AND EQUIPMENT

Bank and building premises and equipment at December 31, 2002 and 2001, consisted of the following (in thousands):

	2002	2001
Land	$110	$—
Building	1,640	—
Furniture, fixtures and equipment	6,856	5,640
Leasehold improvements	5,220	3,794

	13,826	9,434
Accumulated depreciation and amortization	(6,975)	(5,620)

	$6,851	$3,814

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

Each of the banks leases their main banking facilities and certain branch facilities under noncancellable operating lease agreements. The minimum annual rental commitments under these leases, at December 31, 2002, are as follows:

2003	$1,570,943
2004	1,533,409
2005	1,523,068
2006	1,137,240
2007	624,030
2008 and thereafter	792,998

Total Rental Commitments	$6,898,186

Total rent expense included in the consolidated statements of income was $1.9 million, $1.8 million, and $1.7 million for 2002, 2001 and 2000, respectively.

PRIVATEBANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 8—INCOME TAXES

The components of the total income tax provision in the consolidated statements of income for the years ended December 31, 2002, 2001 and 2000 are as follows (in thousands):

	2002	2001	2000
Income tax provision—
Current—
Federal	$1,630	$2,226	$2,179
State	108	—	—

	1,738	2,226	2,179
Deferred—
Federal	1,535	(175)	(164)
State	—	—	248

	1,535	(175)	84

Total	$3,273	$2,051	$2,263

A summary reconciliation of the differences between the total income tax provision (benefit) and the amounts computed at the statutory federal tax rate of 34% for the years ended December 31, 2002, 2001 and 2000 is as follows (in thousands):

	2002	2001	2000
Income tax provision at statutory federal income tax rate	$4,855	$2,805	$2,274
Increase (decrease) in taxes resulting from:
Tax-exempt income	(1,865)	(1,182)	(586)
Bank-owned life insurance	(204)	(44)	—
Zone academy bond credits	(237)	—	—
State income taxes	10	—	17
Other	714	472	558

Provision for income taxes	$3,273	$2,051	$2,263

PRIVATEBANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	2002	2001
Gross deferred tax assets—
Allowance for loan losses	$3,611	$2,482
Leasehold improvements	588	490
Trading swap fair value adjustment	321	—
Amortization of restricted stock	262	238
Unrealized loss on securities available for sale	—	5
Illinois net deduction carryforward	652	161
Valuation allowance on Illinois net deduction carryforward	(652)	(161)
Other	256	267

Gross deferred tax assets, net of valuation allowance	5,038	3,482

Gross deferred tax liabilities—
Federal Home Loan Bank Stock Dividends	(3,886)	(1,018)
Unrealized gain on securities available for sale	(4,547)	(171)
Goodwill amortization	(280)	—
Other	(259)	(311)

Gross deferred tax liabilities	(8,972)	(1,500)

Net deferred tax (liability) asset	$(3,934)	$1,982

NOTE 9—ACQUISITIONS

On December 30, 2002, The PrivateBank (Chicago) acquired an 80% controlling interest in Lodestar Investment Counsel, LLC a Chicago-based investment advisor with $482 million of assets under management at December 31, 2002. Lodestar manages equity, balanced, and fixed income accounts primarily for high net-worth individuals, retirement plans and charitable organizations with investable assets in excess of $1.0 million. As a result of the acquisition, the Company expects to expand its recurring fee income business. Lodestar will continue to be managed by its longtime team of professionals and substantially expands the asset management capabilities of the Company and generates recurring fee income.

The consideration paid by the Company included cash of $5.3 million and 282,437 shares of common stock valued at $5.5 million, for an aggregate purchase price of $10.8 million before transaction costs. The value of the common stock issued was determined based on the closing stock price of PrivateBancorp, Inc.’s common stock on the date the terms of the acquisition were agreed to and announced on September 5, 2002. All assets and liabilities were adjusted to fair value as of the effective date of the acquisition.

PRIVATEBANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Lodestar Balance Sheet

December 30, 2002

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

At December 30, 2002 (in 000’s)
Cash	$151
Fixed assets	23
Other assets	29

Total assets acquired	$203

Current liabilities	$39

Total liabilities assumed	39

Net assets acquired	$164

The acquisition resulted in goodwill of $8.4 million and customer intangibles of $2.5 million. The customer intangible asset is being amortized over an estimated useful life of 15 years. The goodwill will not be amortized pursuant to the application of SFAS 142, but will be evaluated annually for impairment. The entire amount of goodwill is expected to be deductible for tax purposes.

NOTE 10—DEPOSITS AND FUNDS BORROWED

The maturity distribution of time deposits of $100,000 or greater and a summary of all funds borrowed and outstanding and the rate in effect on such borrowings at December 31, 2002, 2001 and 2000 is presented in the table below:

Time Deposits $100,000 and greater:	12/31/02	12/31/01	12/31/00
Three months or less	$162,619	$162,036	$103,755
Over three through six months	57,568	65,897	55,623
Over six through twelve months	132,036	87,043	47,379
Over twelve months	146,646	17,055	18,627

Total	$498,869	$332,031	$225,384

PRIVATEBANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Funds Borrowed:	Current Rate	Maturity	12/31/02	12/31/01	12/31/00
Long Term Funds Borrowed
Subordinated note	3.75%	2/11/07	$5,000	$5,000	$5,000
FHLB fixed advance(1)	6.50%	10/23/05	26,616	24,886	25,000

Total Long Term Funds Borrowed			$31,616	$29,886	$30,000

Short Term Funds Borrowed
FHLB open line advance	1.48%	daily	$9,700	$25,000	$—
Fed funds purchased	1.49	daily	98,000	103,000	2,700
Demand repurchase agreements(2)	1.40	daily	4,138	3,102	2,679
FHLB fixed advance	6.21	12/05/03	30,000	30,000	30,000
FHLB fixed advance	1.73	11/07/03	6,000	—	—
FHLB fixed advance	2.21	07/17/03	1,000	—	—
FHLB fixed advance	2.74	07/17/03	1,000	—	—
FHLB fixed advance	2.46	06/16/03	500	—	—
FHLB fixed advance	2.70	05/08/03	1,000	—	—
Borrowing under revolving line of credit facility	3.50	04/11/03	25,000	5,000	18,000
FHLB fixed advance	2.98	03/10/03	1,000	—	—
FHLB fixed advance	2.38	01/13/03	1,000	—	—
FHLB fixed advance	5.89	12/20/02	—	1,000	1,000
FHLB fixed advance	2.39	11/12/02	—	5,000	—
FHLB fixed advance	5.33	07/22/02	—	1,000	—
FHLB fixed advance	5.91	06/21/02	—	500	500
FHLB fixed advance	4.21	05/13/02	—	1,000	—
FHLB fixed advance	5.02	03/06/02	—	1,000	—
FHLB fixed advance	4.30	02/01/02	—	25,000	—
FHLB fixed advance	5.21	01/22/02	—	1,000	—
FHLB fixed advance	6.49	11/30/01	—	—	2,000
FHLB floating rate advance(3)	6.77	05/01/01	—	—	10,000

Total Short Term Funds Borrowed			178,338	201,602	66,879

Total funds borrowed			$209,954	$231,488	$96,879

(1)	This FHLB advance is subject to a fair value hedge utilizing an interest rate swap with a fair value of $2.9 million. The contractual par amount on the advance is $25.0 million.
(2)	Demand repurchase agreements are a form of retail repurchase agreements offered to certain clients of The PrivateBank (Chicago). Funds are swept each business day from the client’s demand deposit account. These amounts are not deposits and are not insured, but are secured by a pool of securities pledged specifically for this purpose.
(3)	The rate on this FHLB floating rate advance is set at one-month LIBOR minus five basis points.

PRIVATEBANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On February 11, 2002, the Company renewed the term on an $18.0 million revolving credit facility with a commercial bank originally entered into on February 11, 2000. On April 11, 2002, the loan agreement was amended and the revolving line was increased to $25.0 million. On December 24, 2002, the loan agreement was amended to increase the revolving line was increased to $35.0 million and matures on April 11, 2003. The interest rate on borrowings under this revolving line resets quarterly, and is based on, at our option, either the lender’s prime rate or three-month LIBOR plus 120 basis points with a floor of 3.50%. The Company has elected to pay interest based on the three-month LIBOR rate plus 120 basis points. The initial rate of interest on the revolver was 7.20%, and most recently reset to 3.50% on December 31, 2002. The collateral for this borrowing consists of the common stock of The PrivateBank (Chicago) and The PrivateBank (St. Louis), which is held in custody by the lender. As of December 31, 2002, the outstanding balance was $25.0 million.

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

The scheduled maturities of time deposits (including brokered deposits) as of December 31, 2002, for the years 2003 through 2007 and thereafter, are as follows:

For year ending December 31,
2003	$473,794
2004	66,138
2005	4,445
2006	2,605
2007 and thereafter	15,469

Total	$562,451

NOTE 11—LONG TERM DEBT—TRUST PREFERRED SECURITIES

Effective February 8, 2001, PrivateBancorp Capital Trust I, a newly created Delaware business trust and wholly owned finance subsidiary of the Company, issued 2,000,000 shares (including the underwriters’ overallotment) of 9.50% trust preferred securities, which represent preferred undivided interests in the assets of the trust. The sole assets of the trust are 9.50% junior subordinated debentures issued by the Company with a maturity date of December 31, 2030.

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

PRIVATEBANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

believe that, taken together, the obligations of the Company under the guarantee, the debentures and other related agreements provide, in the aggregate, a full, irrevocable and unconditional guarantee, on a subordinated basis, of all of the obligations of the trust under the trust preferred securities.

The trust preferred securities are recorded as long-term debt of the Company. The trust received net proceeds of approximately $18.9 million after deducting underwriting commissions and offering expenses and including the underwriters’ overallotment shares. A portion of the preferred securities is eligible for treatment as Tier 1 capital as allowed by the Federal Reserve.

NOTE 12—EMPLOYEE SAVINGS AND INCENTIVE PLANS

a.    Savings and Retirement Plan

The Company maintains The PrivateBancorp, Inc. Savings and Retirement Plan (the “Plan”) pursuant to Section 401(k) of the Internal Revenue Code, whereby eligible employees may contribute a percentage of compensation, but not in excess of the maximum amount allowed under the Code. The banks can make discretionary contributions to the Plan as determined and approved by the bank’s Board of Directors. Total discretionary contributions to the Plan amounted to $239,867, $112,387, and $100,634 in 2002, 2001 and 2000, respectively.

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

Since 1992, the Company has compensated nonemployee directors with annual option grants. The option price of the director options is fair market value on the date of grant, and the exercise period is 10 years from the date of grant.

In 1992, the Company granted compensation replacement options to certain officers of the company who agreed to reduced cash compensation. The option price is the fair market value on the date of grant. The compensation replacement options are exercisable during a 10-year period from the date of grant.

PRIVATEBANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the status of the Company’s stock option agreements and stock option program as of December 31, 2002 and 2001, adjusted to reflect our 3-for-2 stock split effective January 17, 2003, and changes during the years then ended:

	2002		2001
	Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	1,014,953	$7.99	1,091,037	$7.19
Granted	21,750	15.00	182,850	9.55
Exercised	(212,796)	5.79	(238,647)	5.29
Forfeited	(5,109)	9.02	(20,288)	10.63

Outstanding at end of year.	818,798	$8.77	1,014,953	$7.99

Options exercisable at year-end	356,915		668,430
Weighted average fair value of options granted during the year	$15.00		$9.55

The range of exercise prices and weighted average remaining contractual life for stock options outstanding as of December 31, 2002, was $4.58 to $15.00 and six years, respectively.

The following table presents the range of exercise prices for the stock option grants outstanding at December 31, 2002.

Exercise Price Range	Stock options outstanding
$4.58 - $6.25	264,240
$7.29 - $9.67	300,435
$11.15 - $15.00	254,123

c.    Restricted Stock

In 2002 and 2001, the Company issued the following restricted share grants:

Grant Date	Shares Granted	Price
2001:

January 2001	450	8.50000
February 2001	34,800	9.41666
April 2001	750	9.33333
June 2001	2,250	11.1533
December 2001	1,500	11.3866
December 2001	3,750	11.3866

Grant Date	Shares Granted	Price
2002:

January 2002	2,550	15.0000

During 2002, no restricted shares were forfeited. Restricted shares carry voting and dividend rights. Sale of the shares is restricted prior to vesting. Subject to continued employment, vesting occurs five years from the date

PRIVATEBANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of grant. Shares issued under the plan are recorded at their fair market value on the date of grant with a corresponding charge to deferred compensation. The deferred compensation, a component of stockholders’ equity, is being amortized as compensation expense on a straight-line basis over the vesting period. Included in salaries and employee benefits in the consolidated statements of income is compensation expense for restricted shares of $306,026, $275,771, and $227,000 for 2002, 2001 and 2000, respectively.

NOTE 13—RELATED-PARTY TRANSACTIONS

An analysis of loans made to directors and executive officers of the Company and the banks follows:

Balance, December 31, 2001	$11,529,908
Additions	11,236,239
Collections	(7,935,626)

Balance, December 31, 2002	$14,830,521

Directors and executive officers of the Company and the banks were clients of and had transactions with the banks in the ordinary course of business during the period presented above and additional transactions may be expected in the future. In management’s opinion, all outstanding loans, commitments and deposit relationships included in such transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others, and did not involve more than a normal risk of collectability or other unfavorable features.

In May 1998, Ralph B. Mandell, our Chairman, President and Chief Executive Officer, purchased 72,720 shares of newly issued common stock at $13.75 per share from the Company. The purpose of the transaction was to enhance Mr. Mandell’s interest in our long-term performance and further align his interests with those of our stockholders. As part of the transaction, we loaned Mr. Mandell approximately 95% of the purchase price on a full-recourse basis. The loan matured on December 30, 2002 when Mr. Mandell repaid the outstanding loan balance in full. Interest accrues at 5.69% per annum, compounded annually (the applicable federal rate), on the principal amount of the loan; however, provided Mr. Mandell does not sell any of the shares purchased and remains in our employ, 25% of the accumulated interest on the loan will be forgiven on the loan’s second anniversary, 50% of the accumulated interest on the loan will be forgiven on its third anniversary, 75% of the accumulated interest on the loan will be forgiven on its fourth anniversary, and 100% of the accumulated interest on the loan will be forgiven on the loan’s fifth anniversary. Mr. Mandell pledged all of the shares of common stock purchased in the transaction as collateral for the loan he received from us, but he is entitled to vote, and receive dividends on, the shares. The loan was repaid in full in December 2002.

The Company is the general partner in a partnership for investment purposes. Through a contractual arrangement, The PrivateBank (Chicago)’s wealth management department maintains the partnership’s records and earns an administrative fee from the partnership.

During 2002, the PrivateBank (Chicago) acquired phone equipment and related services with a total cost of $176,244 through an information technology company, Worknet, Inc. William Castellano, who is one of the Company’s directors, is an affiliate of that Company.

During 2002, 2001 and 2000, The PrivateBank (Chicago) incurred professional fees for services provided by the law firm Spitzer, Addis, Susman & Krull in the amount of approximately $309,378, $263,264 and $186,000, respectively. Michael B. Susman, who is one of the Company’s directors, is a partner of that firm.

PRIVATEBANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 14—DERIVATIVE FINANCIAL INSTRUMENTS AND FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

Derivative Financial Instruments

The Company entered into an interest rate swap agreement on November 23, 2001 in order to hedge a 6.5% fixed-rate $25.0 million FHLB advance maturing on October 23, 2005. An interest rate swap is an agreement in which two parties agree to exchange, at specified intervals, interest payment streams calculated on an agreed-upon notional principal amount with at least one stream based on a specified floating rate index. The Company paid $1.9 million in order to swap the interest on a 6.5% fixed-rate for a 90-day LIBOR-based rate. A basis difference of $1.9 million arises due to the fact that the fair value hedge was initiated one year following the issuance of the FHLB advance. The basis difference impacts the carrying value of the FHLB advance and is being amortized to interest expense over the debt’s remaining term outstanding.

As the swap qualifies as a fair value hedge, changes in the fair value of the interest rate swap and the changes in the fair value of the advance from the date of designation are recorded through income. The interest rate swap is recorded in other assets on the consolidated balance sheet at its fair value of $2.9 million.

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

Interest rate swaps are subject to credit risk for nonperformance by counterparties. Exposure to credit risk is mitigated by credit approvals, credit limits and monitoring procedures.

Credit Risk and Market Risk

By their nature, all financial instruments involve risk, including credit risk for nonperformance by counterparties. The contract or notional amounts of these instruments reflect the extent of involvement we have in particular classes of financial instruments. The maximum potential loss may exceed any amounts recognized in the Consolidated Balance Sheets. However, the Company’s maximum exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and financial guarantees is limited to the amount drawn and outstanding on those instruments.

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

Financial Instruments with Off-Balance-Sheet Risk

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

PRIVATEBANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	2002	2001
	(in thousands)
Commitments to extend credit	$388,696	$224,144
Standby letters of credit	37,936	19,950

Note:  all commitments are floating and are shown at contract amount.

Commitments to extend credit are agreements to lend to a client as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The banks evaluate each client’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary, upon extension of credit is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties.

Standby letters of credit are conditional commitments issued by the banks to guarantee the performance of a client to a third party. Those guarantees are primarily issued to support commercial business activities of bank clients. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to clients. The bank holds collateral supporting those commitments for which collateral is deemed necessary. It is the banks’ general policy to require third-party guarantees on all standby letters of credit regardless of the collateral used to secure a standby letter of credit. The majority of our standby letters of credit are secured by cash or other collateral.

The following table summarizes the maturity of standby letters of credit and commitments to extend credit:

	Expiring in:
	Total	2003	2004-2005	2006-2007	>2008
	(in thousands)
Standby letters of credit	$37,936	$27,592	$5,430	$4,914	—
Commitments to extend credit	388,696	211,925	126,058	17,376	$33,337

Total	$426,632	$239,517	$131,488	$22,290	$33,337

NOTE 15—CONCENTRATIONS OF CREDIT RISK

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

PRIVATEBANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 16—ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

The following presents the carrying value and estimated fair value of the various classes of financial instruments held by the Company and its subsidiaries at December 31, 2002 and 2001. This information is presented solely for compliance with FAS No. 107 “Disclosures about Fair Value of Financial Instruments,” and is subject to change over time based on a variety of factors. Because no active market exists for a significant portion of the financial instruments presented below and the inherent imprecision involved in the estimation process, management does not believe the information presented reflects the amounts that would be received if the Company’s assets and liabilities were sold nor does it represent the fair value of the Company as an entity.

Where possible, the Company has utilized quoted market prices to estimate fair value. Since quoted market prices were not available for a significant portion of the financial instruments, the fair values were approximated using discounted cash flow techniques. Fair value estimates are made at a specific point in time, based on judgments regarding future expected loss experience, current economic conditions, risk conditions, risk characteristics of various financial instruments and other factors. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

	December 31, 2002		December 31, 2001
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in thousands)
Assets—
Cash and cash equivalents	$34,787	$34,787	$22,801	$22,801
Securities	487,020	487,020	332,933	332,933
Loans held for sale	14,321	14,321	11,335	11,335
Net loans	954,056	988,352	772,465	780,705
Accrued interest receivable	9,427	9,427	7,262	7,262
Interest Rate Swap	2,925	2,925	1,704	1,704
Bank-Owned Life Insurance	10,729	10,729	10,128	10,128

Liabilities—
Deposits with no stated maturity	642,820	642,820	480,486	480,486
Time deposits	562,451	535,576	370,009	370,935

Total deposits	1,205,271	1,205,272	850,495	851,421
Accrued interest payable	4,986	4,986	2,112	2,112
Funds borrowed	209,954	209,377	231,488	232,827
Long-term debt—Trust Preferred Securities	20,000	21,980	20,000	21,879

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

PRIVATEBANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

d.    Net Loans

The fair value of performing loans is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan. The estimate of maturity is based on the Company’s and the industry’s historical experience with repayments for each loan classification, modified, as required, by an estimate of the effect of current economic and lending conditions.

Fair value for significant nonaccrual (impaired) loans is based on estimated cash flows that are discounted using a rate commensurate with the risk associated with the estimated cash flows. Assumptions regarding credit risk, cash flows and discount rates are determined using available market information and specific borrower information.

e.    Interest Rate Swaps

The fair value of interest swaps executed by the Company is determined based on the fair market value as quoted by broker-dealers.

f.    Bank-Owned Life Insurance

The fair value of bank-owned life insurance is equal to its cash surrender value.

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

i.    Off-Balance Sheet Financial Instruments

The Company’s commitments to originate loans and for unused lines and outstanding letters of credit are primarily at market-based interest rates, and therefore there is no fair value adjustment.

PRIVATEBANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 17—REGULATORY REQUIREMENTS

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

The Company and the banks are subject to various regulatory capital requirements as established by the applicable federal or state banking regulatory authorities. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the banks must meet specific capital guidelines that involve quantitative measures of the banks’ assets, liabilities and certain off-balance sheet items. The quantitative measures for capital adequacy require the Company and the banks to maintain minimum amounts and ratios of total and Tier 1 capital to risk weighted assets and of Tier 1 capital to average assets (leverage). The Company’s and the banks’ capital components, classification, risk weightings and other factors are also subject to qualitative judgments by regulators. Failure to meet minimum capital requirements can initiate certain actions by regulators that, if undertaken, could have a material effect on the Company’s financial statements. Prompt corrective action provisions are not applicable to bank holding companies. Management believes that as of December 31, 2002, the Company and the banks meet all minimum capital adequacy requirements to which they are subject.

The most recent notification from the Federal Deposit Insurance Corporation categorized The PrivateBank (Chicago) as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain ratios as set forth in the following table. Management believes that no events or changes in conditions have occurred subsequent to such notification to change the bank’s category.

PRIVATEBANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents selected capital information for the Company (Consolidated), The PrivateBank (Chicago) and The PrivateBank (St. Louis) as of December 31, 2002 and 2001 (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2002—
Total risk-based capital—
Consolidated	$94,109	8.29%	$90,845	8.00%
The PrivateBank (Chicago)	104,249	10.26	81,305	8.00	$101,631	10.00%
The PrivateBank (St. Louis)	14,230	12.05	9,445	8.00	11,807	10.00
Tier 1 risk-based capital—
Consolidated	$78,524	6.91	$45,422	4.00
The PrivateBank (Chicago)	93,918	9.24	40,652	4.00	$60,978	6.00
The PrivateBank (St. Louis)	12,976	10.99	4,723	4.00	7,084	6.00
Tier 1 (leverage) capital—
Consolidated	$78,524	5.47	$57,455	4.00
The PrivateBank (Chicago)	93,918	7.25	51,842	4.00	$64,802	5.00
The PrivateBank (St. Louis)	12,976	9.47	5,482	4.00	6,852	5.00

As of December 31, 2001—
Total risk-based capital—
Consolidated	$84,482	9.71%	$69,617	8.00%
The PrivateBank (Chicago)	79,222	10.02	63,233	8.00	$79,042	10.00%
The PrivateBank (St. Louis)	8,455	10.86	6,228	8.00	7,786	10.00
Tier 1 risk-based capital—
Consolidated	$71,176	8.18	$34,809	4.00
The PrivateBank (Chicago)	71,725	9.07	31,617	4.00	$47,425	6.00
The PrivateBank (St. Louis)	7,646	9.82	3,114	4.00	4,671	6.00
Tier 1 (leverage) capital—
Consolidated	$71,176	6.64	$42,904	4.00
The PrivateBank (Chicago)	71,125	7.25	39,565	4.00	$49,456	5.00
The PrivateBank (St. Louis)	7,646	9.43	3,242	4.00	4,053	5.00

NOTE 18—CONTINGENT LIABILITIES

Because of the nature of its activities, the Company is from time to time involved in legal actions that arise in the normal course of business. In the judgment of management, after consultation with legal counsel, none of the litigation to which the Company or its subsidiaries is a party will have a material effect, either individually or in the aggregate, on the consolidated financial position, results of operations or cash flows.

PRIVATEBANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 19—PRIVATEBANCORP, INC. (PARENT COMPANY ONLY) CONDENSED FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS

As of December 31, 2002 and 2001

	2002	2001
	(in thousands)
Assets
Cash and due from banks—bank subsidiaries	$723	$361
Investment in bank subsidiaries	135,901	90,499
Other assets	3,125	1,939

Total assets	$139,749	$92,799

Liabilities and Stockholders’ Equity
Funds borrowed	$30,000	$10,000
Long-term debt—trust preferred securities	20,000	20,000
Other liabilities	657	495

Total liabilities	50,657	30,495

Stockholders’ equity	89,092	62,304

Total liabilities and stockholders’ equity	$139,749	$92,799

CONDENSED STATEMENTS OF INCOME

For the Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000
	(in thousands)
Operating income:
Interest income	$—	$—	$5
Interest expense	2,553	2,127	1,230

Net interest expense	(2,553)	(2,127)	(1,225)

Non interest income:
Other income	115	12	6

Operating expense:
Amortization of deferred compensation	306	276	227
Other	2,731	1,652	1,359

Total	3,037	1,928	1,586

Loss before income taxes and equity in undistributed net income of bank subsidiaries	(5,475)	(4,043)	(2,805)
Income tax benefit	(1,772)	(1,547)	(913)

Loss before equity in undistributed net income of bank subsidiaries	(3,703)	(2,496)	(1,892)

Equity in undistributed net income of bank subsidiaries	14,710	8,696	6,317

Net income	$11,007	$6,200	$4,425

The Parent Company Only Statements of Changes in Stockholders’ Equity are the same as the Consolidated Statements of Changes in Stockholders’ Equity.

PRIVATEBANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000
	(in thousands)
Cash flows from operating activities:
Net income	$11,007	$6,200	$4,425
Adjustments to reconcile net income to net cash used in operating activities—
Equity in net income of bank subsidiaries	(14,710)	(8,696)	(6,317)
Amortization of deferred compensation	306	276	227
Decrease (increase) in other assets	275	(646)	(407)
Increase in other liabilities	416	386	607
Other, net	1,198	(269)	—

Total adjustments	(12,515)	(8,949)	(5,890)

Net cash used in operating activities	(1,508)	(2,749)	(1,465)

Cash flows from investing activities:
Net capital investments in bank subsidiaries	(23,750)	(5,000)	(29,200)
Proceeds from bank subsidiary for Lodestar acquisition	5,589	—	—
Purchase of premises	(1,750)	—	—

Net cash used in investing activities	(19,911)	(5,000)	(29,200)
Cash flows from financing activities:
Funds borrowed	20,000	5,000	23,000
Issuance of Long-term debt—Trust Preferred Securities	—	20,000	—
Repayment of funds borrowed	—	(18,000)	—
Proceeds from exercise of stock options	1,522	1,259	110
Repayment of loan to executive officer	950	—	175
Dividends paid	(691)	(520)	(462)

Net cash provided by financing activities	21,781	7,739	22,823

Net increase (decrease) in cash and cash equivalents	362	(10)	(7,842)
Cash and cash equivalents at beginning of year	361	371	8,213

Cash and cash equivalents at end of year	$723	$361	$371

Other cash flow disclosures:
Income taxes paid	$1,325	$1,757	$1,917

NOTE 20—CAPITAL TRANSACTIONS

During 2002, the Company contributed capital of $19.25 million to the PrivateBank (Chicago) and $4.5 million to the PrivateBank (St. Louis). On June 23, 2000, the Company established The PrivateBank (St. Louis) as a federal savings bank in St. Louis, Missouri. The PrivateBank (St. Louis) was capitalized with $8.0 million of borrowed funds drawn from the Company’s revolving credit facility. This facility was entered into with a commercial bank in February 2000 and was amended on December 24, 2002 and, as amended, matures on April 11, 2003 and allows for up to $35.0 million in borrowings. The interest rate on borrowings under the revolving line is based on, at the borrower’s option, either the lender’s prime rate or a 90-day LIBOR-based rate. The PrivateBank (St. Louis) is a wholly owned subsidiary of the Company, and its financial condition and results of operations are included in the Company’s consolidated financial statements.

PRIVATEBANCORP, INC. AND SUBSIDIARIES

SUPPLEMENTAL FINANCIAL DATA

Selected Quarterly Financial Data (unaudited)

The following are the consolidated results of operations on a quarterly basis:

	2002				2001
	Fourth	Third	Second	First	Fourth	Third	Second	First
	(dollars in thousands except ratios and per share data)
Summary Income Statement
Interest Income
Loans, including fees	$14,043	$13,704	$12,665	$12,148	$12,311	$12,785	$12,877	$13,002
Federal funds sold and interest-bearing deposits	63	38	8	17	13	23	31	177
Securities	5,507	4,557	4,886	4,206	4,144	3,704	3,327	3,202

Total interest income	19,613	18,299	17,559	16,371	16,468	16,512	16,235	16,381
Interest expense	7,800	7,856	7,579	8,007	8,548	9,478	9,625	9,986

Net interest income	11,813	10,443	9,980	8,364	7,920	7,034	6,610	6,395
Provision for loan loss	914	828	1,609	511	1,257	845	738	339

Net interest income after provision for loan loss	10,899	9,615	8,371	7,853	6,663	6,189	5,872	6,056

Non-Interest income
Banking, wealth management services and other income	1,975	1,763	1,802	1,542	1,149	902	1,024	953
Securities gains (losses), net	(313)	280	274	(230)	1,191	365	353	186
Trading losses on swap	(282)	(662)	—	—	—	—	—	—

Total non-interest income	1,380	1,381	2,076	1,312	2,340	1,267	1,377	1,139

Non-Interest expense
Salaries and employee benefits	3,903	3,393	3,469	3,214	2,519	2,303	1,855	2,434
Goodwill	—	—	—	—	206	206	206	206
Occupancy expense	1,319	1,227	1,206	1,139	1,325	985	960	888
Other non-interest expense	2,712	2,468	2,438	2,119	2,576	1,847	2,378	1,758

Total non-interest expense	7,934	7,088	7,113	6,472	6,626	5,341	5,399	5,286

Income before income taxes	4,345	3,908	3,334	2,693	2,377	2,115	1,850	1,909
Provision for income taxes	1,125	875	724	549	459	524	492	576

Net income	$3,220	$3,033	$2,610	$2,144	$1,918	$1,591	$1,358	$1,333

Key Statistics
Diluted earnings per share	0.41	0.39	0.33	0.28	0.26	0.22	0.19	0.19
Basic earnings per share	0.43	0.41	0.35	0.29	0.27	0.22	0.19	0.19
Return on average total assets	0.88%	0.89%	0.82%	0.73%	0.70%	0.64%	0.60%	0.64%
Return on average total equity	15.99%	15.86%	15.07%	13.35%	12.18%	10.46%	9.46%	9.86%
Net interest margin	3.56%	3.46%	3.53%	3.18%	3.28%	3.17%	3.21%	3.32%
Yield on average earning assets	5.79%	5.90%	6.03%	6.02%	6.57%	7.16%	7.67%	8.37%
Cost of average paying liabilities	2.42%	2.63%	2.69%	3.06%	3.59%	4.40%	4.92%	5.55%
Efficiency ratio (tea)	57.3%	56.3%	55.4%	62.5%	60.9%	60.6%	64.5%	67.8%
Common Stock Information
Book value per share	$11.56	$10.71	$9.71	$8.80	$8.65	$8.71	$8.23	$8.10
Dividends paid per share	0.027	0.027	0.020	0.020	0.020	0.020	0.017	0.017
Outstanding shares at end of period	7,704,203	7,404,234	7,382,370	7,375,530	7,206,420	7,125,186	7,021,002	7,028,652

PRIVATEBANCORP, INC. AND SUBSIDIARIES

SUPPLEMENTAL FINANCIAL DATA

Selected Quarterly Financial Data (unaudited)

	2002				2001
	Fourth	Third	Second	First	Fourth	Third	Second	First
	(dollars in thousands except ratios and per share data)
Number of shares used to compute:
Basic earnings per share	7,422,471	7,392,542	7,378,748	7,287,033	7,160,358	7,071,759	7,022,483	6,972,092
Diluted earnings per share	7,912,101	7,809,603	7,808,900	7,613,646	7,427,007	7,393,757	7,282,625	7,175,100
Capital Ratios
Total equity to total assets	5.77%	5.65%	5.38%	5.27%	5.29%	5.96%	6.12%	6.52%
Total risk-based capital ratio	8.29%	9.10%	9.37%	9.93%	9.71%	10.55%	10.98%	10.97%
Tier-1 risk-based capital ratio	6.91%	7.61%	7.84%	8.37%	8.18%	8.88%	9.17%	9.12%
Leverage ratio	5.47%	5.91%	6.07%	6.25%	6.64%	6.99%	7.26%	7.60%
Selected Financial Condition
Data (at end of period)
Total securities	$487,020	$403,192	$392,090	$388,728	$332,933	$279,319	$224,505	$210,840
Total loans	965,641	913,197	865,778	782,434	780,771	715,977	666,262	625,700
Total assets	1,543,414	1,404,326	1,332,008	1,231,208	1,176,768	1,041,975	944,887	873,693
Total deposits	1,205,271	1,163,327	1,074,475	981,865	850,495	801,146	750,494	695,571
Funds borrowed	209,954	125,422	154,499	155,523	231,488	137,956	106,128	90,397
Total stockholders’ equity	89,092	79,281	71,697	64,926	62,304	62,087	57,826	56,946
Credit Quality
Non-performing assets:
Loans delinquent over 90 days	650	2,549	2,518	1,448	2,504	3,766	938	2,847
Nonaccrual loans	749	430	649	1,458	664	2,658	1,504	117
Other real estate	—	—	—	—	—	62	—	—

Total non-performing assets	$1,399	$2,979	$3,167	$2,906	$3,168	$6,486	$2,442	$2,964

Loans charged-off	4	165	515	66	521	199	332	—
Recoveries	33	70	25	39	12	16	35	8

Net charge-offs (recoveries)	$(29)	$95	$490	$27	$509	$183	$297	$(8)

Provision for loan losses	$914	$828	$1,609	$511	$1,257	$845	$738	$339

Key Ratios:
Net charge-offs to average loans	(0.01)%	0.04%	0.24%	0.01%	0.27%	0.11%	0.18%	(0.01)%
Total non-performing loans to total loans	0.14%	0.33%	0.37%	0.37%	0.41%	0.91%	0.37%	0.47%
Total non-performing assets to total assets	0.09%	0.21%	0.24%	0.24%	0.27%	0.62%	0.26%	0.34%
Loan Loss Reserve Summary:
Balance at beginning of period	$10,642	$9,909	$8,790	$8,306	$7,558	$6,896	$6,455	$6,108
Provision	914	828	1,609	511	1,257	845	738	339
Net charge-offs (recoveries)	(29)	95	490	27	509	183	297	(8)

Ending allowance for loan losses	$11,585	$10,642	$9,909	$8,790	$8,306	$7,558	$6,896	$6,455
Net loan charge-offs (recoveries):
Commercial real estate	$—	$—	$—	$—	$—	$—	$—	$—
Residential real estate	—	—	—	—	—	—	—	—
Commercial	(2)	46	481	18	438	185	276	(3)
Personal	(27)	49	9	9	71	(2)	21	(5)
Home equity	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—

Total net loan charge-offs (recoveries)	$(29)	$95	$490	$27	$509	$183	$297	$(8)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIVATEBANCORP, INC.

By:	/S/ RALPH B. MANDELL

Ralph B. Mandell,
Chairman, President and Chief
Executive Officer

Date:    July 1, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K/A has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/S/ RALPH B. MANDELL Ralph B. Mandell	Chairman, President, Chief Executive Officer and Director	July 1, 2003

/S/ DENNIS L. KLAESER Dennis L. Klaeser	Chief Financial Officer	July 1, 2003

/S/ LISA M. O’NEILL LISA M. O’NEILL	Controller	July 1, 2003

/S/ DONALD L. BEAL* Donald L. Beal	Director	July 1, 2003

/S/ NAOMI T. BORWELL* Naomi T. Borwell	Director	July 1, 2003

/S/ WILLIAM A. CASTELLANO* William A. Castellano	Director	July 1, 2003

/S/ ROBERT F. COLEMAN* Robert F. Coleman	Director	July 1, 2003

/S/ JOHN E. GORMAN* John E. Gorman	Director	July 1, 2003

/S/ WILLIAM A. GOLDSTEIN* William A. Goldstein	Director	July 1, 2003

/S/ ALVIN J. GOTTLIEB* Alvin J. Gottlieb	Director	July 1, 2003

/S/ JAMES M. GUYETTE* James M. Guyette	Director	July 1, 2003

/S/ RICHARD C. JENSEN* Richard C. Jensen	Director	July 1, 2003

/S/ PHILIP M. KAYMAN* Philip M. Kayman	Director	July 1, 2003

/S/ WILLIAM R. LANGLEY* William R. Langley	Director	July 1, 2003

/S/ THOMAS F. MEAGHER* Thomas F. Meagher	Director	July 1, 2003

SIGNATURE	TITLE	DATE

/S/ WILLIAM J. PODL* William J. Podl	Director	July 1, 2003

/S/ MICHAEL B. SUSMAN* Michael B. Susman	Director	July 1, 2003

*	Signed pursuant to power of attorney

By:	/S/ RALPH B. MANDELL

Ralph B. Mandell Attorney-in-fact

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Ralph Mandell, certify that:

1. I have reviewed this annual report on Form 10-K/A of PrivateBancorp, Inc.;

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

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Ralph B. Mandell
Ralph B. Mandell
Chairman, Chief Executive Officer and President

Dated:    July 1, 2003

C-1

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Dennis L. Klaeser, certify that:

1. I have reviewed this annual report on Form 10-K/A of PrivateBancorp, Inc.;

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

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(d) The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Dennis L. Klaeser
Dennis L. Klaeser
Chief Financial Officer

Dated:    July 1, 2003

C-2

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION OF EXHIBITS

3.1	Amended and Restated Certificate of Incorporation of PrivateBancorp, Inc., as amended (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003 (File No. 000-75887) and incorporated herein by reference).

3.2	Amended and Restated By-laws of Private Bancorp, Inc. (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003 and incorporated herein by reference).

4.1	Subordinated Note of PrivateBancorp Inc., dated February 11, 2000, principal amount of $5 million due February 11, 2007, (filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and incorporated herein by reference).

4.2	Certain instruments defining the rights of the holders of long-term debt of the Company and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis, have not been filed as exhibits. The Company hereby agrees to furnish a copy of any of these agreements to the SEC upon request.

10.1	Lease Agreement for banking facility located at Ten North Dearborn, Chicago, Illinois dated January 1, 1992, as amended, by and between General American Life Insurance Company as successor-in-interest to LaSalle National Trust, N.A., as successor trustee to LaSalle National Bank, not personally but as Trustee under Trust Agreement dated November 6, 1985 and known as Trust No. 110519 and The PrivateBank and Trust Company (filed as an exhibit to the Company’s Form S-1 Registration Statement (File No. 333-77147) and incorporated herein by reference).

10.2	Lease Agreement for banking facility located at 1603 West Sixteenth Street, Oak Brook, Illinois dated October 1996 by and between Columbia Lisle Limited Partnership and The PrivateBank and Trust Company (filed as an exhibit to the Company’s Form S-1 Registration Statement (File No. 333-77147) and incorporated herein by reference).

10.3	First Amendment to Lease dated May 31, 2001 by and between Columbia Lisle Limited Partnership and The PrivateBank and Trust Company (filed as an exhibit to the Company’s Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference).

10.4	Lease Agreement for banking facility located at 517 Green Bay Road, Wilmette, Illinois dated as of May 2, 1994 by and between Gunnar H. Hedlund, Doris S. Hedlund, Robert P. Hedlund and Gerald A. Hedlund, LaSalle National Trust, N.A., as successor trustee to LaSalle National Bank, not personally but solely as Trustee under Trust Agreement dated December 28, 1972 and known as Trust No. 45197 and The PrivateBank and Trust Company (filed as an exhibit to the Company’s Form S-1 Registration Statement (File No. 333-77147) and incorporated herein by reference).

10.5	Building Lease by and between Towne Square Realty, L.L.C. and The PrivateBank and Trust Company dated August 6, 1999 (filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and incorporated herein by reference).

10.6	First Amendment to lease dated January 1, 2002 by and between Towne Square Realty, L.L.C. and The PrivateBank and Trust Company.(1)

10.7	Sublease Agreement for banking facility located at 1401 South Brentwood Blvd., St. Louis, Missouri, dated as of December 13, 1999, by and between Union Planters Bank, National Association, St. Louis Brentwood Associates, L.P. and PrivateBancorp, Inc. (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 and incorporated herein by reference).

EXHIBIT NO.	DESCRIPTION OF EXHIBITS

10.8	Lease Agreement by and between Shodeen Management Company as agent for the beneficiaries of a land trust with Harris Bank St. Charles, pursuant to Trust Agreement dated March 4, 1994, and known as Trust No. 2321, and The PrivateBank and Trust Company dated January 9, 2001, for banking facility located at 312 Crescent Place, Geneva, Illinois (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference).

10.9	Lease Agreement dated August 31, 1995 between 208 South LaSalle Associates, L.P. and Lodestar Financial Services, Inc.(1)

10.10	First Amendment to lease dated February 15, 2000 between LaSalle-Adams,L.L.C. and Lodestar Financial Services, Inc.(1)

10.11	Second Amendment to lease dated August 12, 2002 between LaSalle-Adams, L.L.C. and Lodestar Investment Counsel, Inc.(1)

10.12	Pledge Agreement dated as of May 28, 1998 by and between the Ralph B. Mandell Revocable Trust UTA dated June 5, 1997 and PrivateBancorp, Inc. (included as Exhibit B to Stock Purchase Agreement filed as Exhibit 10.6 to the Company’s Form S-1 Registration Statement (File No. 333-77147) and incorporated herein by reference).*

10.13	PrivateBancorp, Inc. Amended and Restated Stock Incentive Plan (filed as Appendix A to the Company’s Proxy Statement for its 2000 Annual Meeting of Stockholders and incorporated herein by reference).*

10.14	PrivateBancorp, Inc. Incentive Compensation Plan (filed as Appendix A to the Company’s Proxy Statement for its 2003 Annual Meeting of Stockholders and incorporated herein by reference).*

10.15	Employment Agreement by and between Ralph B. Mandell and PrivateBancorp, Inc. dated July 1, 2001 (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference).*

10.16	Outsourcing Agreement by and between The PrivateBank and Trust Company and Marshall & Ilsley Corporation, acting through its division M&I Data Services, dated as of April 9, 1999 (filed as an exhibit to the Company’s Form S-1 Registration Statement (File No. 333-77147) and incorporated herein by reference).

10.17	Employment Agreement by and between Richard C. Jensen and PrivateBancorp, Inc. dated as of July 27, 2000 (filed as an exhibit to the Company’s Form S-1 Registration Statement (File No. 333-52676) and incorporated herein by reference ).*

10.18	Form of Indemnification Agreement by and between PrivateBancorp, Inc. and its directors and executive officers (filed as an exhibit to the Company’s Form S-1 Registration Statement (File No. 333-77147) and incorporated herein by reference).*

10.19	Agreement and Plan of Reorganization by and between PrivateBancorp, Inc. and Towne Square Financial Corporation dated as of June 24, 1999 (filed as an exhibit to the Company’s Form S-1 Registration Statement (File No. 333-77147) and incorporated herein by reference).

10.20	Stock Purchase Agreement dated as of October 4, 1999 by and among PrivateBancorp, Inc., Johnson International, Inc. and Johnson Bank Illinois (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference).

EXHIBIT NO.	DESCRIPTION OF EXHIBITS

10.21	Loan Agreement dated as of February 11, 2000, between PrivateBancorp, Inc. and LaSalle Bank National Association (filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and incorporated herein by reference).

10.22	Amendment No. 1 to Loan Agreement dated as of February 11, 2002 between PrivateBancorp, Inc. and LaSalle Bank National Association (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference).

10.23	Amendment No. 2 to Loan Agreement dated as of April 11, 2002 between PrivateBancorp, Inc. and LaSalle Bank National Association (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference).

10.24	Amendment No. 3 to Loan Agreement dated as of December 24, 2002 between PrivateBancorp, Inc. and LaSalle Bank National Association.(1)

10.25	Letter Agreement dated September 26, 2000 by and between PrivateBancorp, Inc., The PrivateBank and Trust Company and Donald A. Roubitchek (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference).*

10.26	Employment Agreement by and between William Goldstein and Lodestar Investment Counsel LLC, dated as of December 30, 2002.(1)*

12.1	Calculation of Ratio of Earnings to Fixed Charges.(1)

21.1	Subsidiaries of the Registrant.(1)

23.1	Consent of Ernst & Young LLP.(2)

24.1	Powers of Attorney (set forth on signature page).(1)

99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.(2)

(1)	Previously filed.
(2)	Filed herewith.
*	Indicates management contracts or compensatory plans or arrangements required to be filed as an exhibit.