Form 10-Q/A
period 2003-03-31
PRIVATEBANCORP INC
filed 2003-07-01
CIK 889936

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q/A


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

================================================================================
       CLASS                                      OUTSTANDING AS OF MAY 12, 2003
--------------------------------------------------------------------------------
Common, no par value                                         7,768,134
================================================================================

                              PRIVATEBANCORP, INC.

                           FORM 10-Q QUARTERLY REPORT

                                TABLE OF CONTENTS



                                                                           Page
                                                                          Number
                                                                          ------

Selected Financial Data....................................................... 2
Part I   ..................................................................... 5
         Item 1.  Financial Statements........................................ 5
         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.........................18
         Item 3.  Quantitative and Qualitative Disclosures About
                  Market Risk.................................................37
         Item 4.  Controls and Procedures.....................................40
Part II  .....................................................................41
         Item 1.  Legal Proceedings...........................................41
         Item 2.  Changes in Securities and Use of Proceeds...................41
         Item 3.  Defaults upon Senior Securities.............................41
         Item 4.  Submission of Matters to a Vote of Security Holders.........41
         Item 5.  Other Information...........................................41
         Item 6.  Exhibits and Reports on Form 8-K............................41
Signatures....................................................................43

                             SELECTED FINANCIAL DATA

         The following table summarizes certain selected unaudited consolidated financial information of PrivateBancorp, Inc. at or for the periods indicated. This information should be read in conjunction with the unaudited consolidated financial statements and related notes included pursuant to Item 1 of this report.



                                                                           QUARTER ENDED
                                                  ---------------------------------------------------------------
                                                   03/31/03     12/31/02     09/30/02     06/30/02     03/31/02
                                                  ----------  -----------  -----------   -----------  -----------
                                                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
SELECTED STATEMENT OF INCOME DATA:
INTEREST INCOME:
Loans, including fees........................   $   15,167  $    14,043  $    13,704   $    12,665  $    12,148
Federal funds sold and interest-bearing
   deposits..................................           25           63           38             8           17
Securities...................................        5,379        5,507        4,557         4,886        4,206
                                                ----------  -----------  -----------   -----------  -----------
Total interest income........................       20,571       19,613       18,299        17,559       16,371
                                                ----------  -----------  -----------   -----------  -----------
INTEREST EXPENSE:
   Interest-bearing demand deposits..........          128          129          168           168          171
   Savings and money market deposit accounts.        1,709        1,923        1,923         1,763        1,719
   Other time deposits.......................        3,940        4,037        3,976         3,810        4,323
   Funds borrowed............................        1,312        1,226        1,304         1,353        1,309
   Trust preferred interest expense..........          485          485          485           485          485
                                                ----------  -----------  -----------   -----------  -----------
      Total interest expense.................        7,574        7,800        7,856         7,579        8,007
                                                ----------  -----------  -----------   -----------  -----------
   Net interest income.......................       12,997       11,813       10,443         9,980        8,364
   Provision for loan losses.................          956          914          828         1,609          511
                                                ----------  -----------  -----------   -----------  -----------
   Net interest income after provision for
      loan losses............................       12,041       10,899        9,615         8,371        7,853
                                                ----------  -----------  -----------   -----------  -----------

NON-INTEREST INCOME:
   Banking, wealth management services and
      other income...........................        2,701        1,975        1,763         1,802        1,542
   Securities (losses) gains, net............          (55)        (313)         280           274        (230)
   Trading losses on swap....................         (230)        (282)        (662)           --           --
                                                ----------  -----------  -----------   -----------  -----------
      Total non-interest income..............        2,416        1,380        1,381         2,076        1,312
                                                ----------  -----------  -----------   -----------  -----------

NON-INTEREST EXPENSE:
   Salaries and employee benefits............        4,778        3,903        3,393         3,469        3,214
   Occupancy expense, net....................        1,419        1,319        1,227         1,206        1,139
   Data processing...........................          393          393          433           374          308
   Marketing.................................          486          557          351           374          365
   Amortization of other intangibles.........           42           --           --            --           --
   Professional fees.........................        1,284          774          997         1,027          891
   Insurance.................................          168          137          118           106           93
   Other expense.............................          849          851          569           557          462
                                                ----------  -----------  -----------   -----------  -----------
   Total non-interest expense................        9,419        7,934        7,088         7,113        6,472
                                                ----------  -----------  -----------   -----------  -----------
   Minority interest expense.................           38           --           --            --           --
   Income before income taxes................        5,000        4,345        3,908         3,334        2,693
                                                ----------  -----------  -----------   -----------  -----------
   Income tax provision......................        1,397        1,125          875           724          549
                                                ----------  -----------  -----------   -----------  -----------
Net income...................................   $    3,603  $     3,220  $     3,033   $     2,610  $     2,144
                                                ==========  ===========  ===========   ===========  ===========
PER SHARE DATA:
Basic earnings...............................   $     0.47  $      0.43  $      0.41   $      0.35  $      0.29
Diluted earnings.............................         0.44         0.41         0.39          0.33         0.28
Dividends....................................        0.040        0.027        0.027         0.020        0.020
Book value (at end of period)................        12.29        11.56        10.71          9.71         8.80


                      All previously reported share and per share data has been restated to reflect the 3-for-2 stock split which occurred on January 17, 2003.


                                                                           QUARTER ENDED
                                                  ---------------------------------------------------------------
                                                   03/31/03     12/31/02     09/30/02     06/30/02     03/31/02
                                                  ----------  -----------  -----------   -----------  -----------
                                                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

SELECTED FINANCIAL DATA (AT END OF PERIOD):
Total securities(1)..........................  $   505,877   $  487,020    $  403,192   $  392,090   $  388,728
Total loans..................................    1,018,196      965,641       913,197      865,778      782,434
Total assets.................................    1,628,995    1,543,414     1,404,326    1,332,008    1,231,208
Total deposits...............................    1,365,344    1,205,271     1,163,327    1,074,475      981,865
Funds borrowed...............................      124,933      209,954       125,422      154,499      155,523
Trust preferred securities...................       20,000       20,000        20,000       20,000       20,000
Total stockholders' equity...................       95,373       89,092        79,281       71,697       64,926
Wealth management assets under management....    1,204,239    1,239,779       693,869      733,939      758,242
Lodestar assets under management.............      501,276      481,904            --           --           --

SELECTED FINANCIAL RATIOS AND OTHER DATA:
Performance Ratios:
   Net interest margin(2)(8).................         3.68%        3.56%         3.46%        3.53%        3.18%
   Net interest spread(3)....................         3.53         3.37          3.27         3.34         2.96
   Non-interest income to average assets.....         0.62         0.38          0.41         0.65         0.36
   Non-interest expense to average assets....         2.41         2.16          2.08         2.24         2.07
   Net overhead ratio(4).....................         1.80         1.78          1.68         1.59         1.71
   Efficiency ratio(5).......................         58.5         57.3          56.3         55.4         61.1
   Return on average assets(6)...............         0.92         0.88          0.89         0.82         0.73
   Return on average equity(7)...............        15.49        15.99         15.86        15.07        13.35
   Dividend payout ratio.....................         8.62         6.14          6.51         5.66         6.88

Asset Quality Ratios:
   Non-performing loans to total loans.......         0.35%        0.14%         0.33%        0.37%        0.37%
   Allowance for loan losses to:
      total loans............................         1.22         1.20          1.17         1.14         1.12
      non-performing loans...................          355          828           357          313          303
   Net charge-offs (recoveries) to average
      total loans............................         0.03        (0.01)         0.04         0.24         0.01
   Non-performing assets to total assets.....         0.22         0.09          0.21         0.24         0.24
   Non-accrual loans to total loans..........         0.15         0.08          0.05         0.07         0.19

Balance Sheet Ratios:
   Loans to deposits.........................         74.6%        80.1%         78.5%        80.6%        79.7%
   Average interest-earning assets to
      average interest-bearing liabilities...        107.1        108.2         108.0        107.8        107.5

Capital Ratios:
   Total equity to total assets..............         5.85%        5.77%         5.65%        5.38%        5.27%
   Total risk-based capital ratio............         8.30         8.29          9.10         9.37         9.93
   Tier 1 risk-based capital ratio...........         6.99         6.91          7.61         7.84         8.37
   Leverage ratio............................         5.27         5.47          5.91         6.07         6.25

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


(footnotes continued on next page)



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


        RECONCILIATION OF NET INTEREST INCOME TO NET INTEREST INCOME ON A TAX EQUIVALENT BASIS

                                                             1Q03     4Q02      3Q02     2Q02    1Q02
                                                           -------  -------   -------  -------  ------
    Net interest income................................    $12,997  $11,813   $10,443  $ 9,980  $8,364
    Tax equivalent adjustment to net interest income...        695      661       756      790     687
                                                           -------  -------   -------  -------  ------
    Net interest income, tax equivalent basis......        $13,692  $12,474   $11,199  $10,770  $9,051
                                                           =======  =======   =======  =======  ======

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                      PRIVATEBANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)






                                                                 MARCH 31,      DECEMBER 31,         MARCH 31,
                                                                   2003             2002               2002
                                                                -----------      -----------        -----------
                                                                (UNAUDITED)                         (UNAUDITED)
ASSETS
Cash and due from banks..................................       $    46,643      $    34,529        $    25,852
Federal funds sold and other short-term investments......             7,415              258              3,558
                                                                -----------      -----------        -----------
   Total cash and cash equivalents.......................            54,058           34,787             29,410
                                                                -----------      -----------        -----------
Loans held for sale......................................            12,591           14,321              1,785
Available-for-sale securities, at fair value.............           505,877          487,020            388,728
Loans, net of unearned discount..........................         1,018,196          965,641            782,434
Allowance for loan losses................................           (12,471)         (11,585)            (8,790)
                                                                -----------      -----------        -----------
Net loans................................................         1,005,725          954,056            773,644
                                                                -----------      -----------        -----------
Goodwill.................................................            19,242           19,199             10,805
Premises and equipment, net..............................             6,516            6,851              4,026
Accrued interest receivable..............................             7,258            9,427              8,307
Other assets.............................................            17,728           17,753             14,503
                                                                -----------      -----------        -----------
Total assets.............................................       $ 1,628,995      $ 1,543,414        $ 1,231,208
                                                                ===========      ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits:
   Noninterest-bearing...................................       $    88,243      $    88,986        $    62,359
   Interest-bearing......................................            73,699           64,893             54,214
Savings and money market deposit accounts................           476,100          488,941            369,811
Brokered deposits........................................           387,006          279,806            278,918
Other time deposits......................................           340,296          282,645            216,563
                                                                -----------      -----------        -----------
   Total deposits........................................         1,365,344        1,205,271            981,865
Funds borrowed...........................................           124,933          209,954            155,523
Trust preferred securities...............................            20,000           20,000             20,000
Accrued interest payable.................................             3,779            4,986              2,812
Other liabilities........................................            19,566           14,111              6,082
                                                                -----------      -----------        -----------
Total liabilities........................................         1,533,622        1,454,322          1,166,282
                                                                -----------      -----------        -----------

STOCKHOLDERS' EQUITY
Preferred Stock, 1,000,000 shares authorized.............                --               --                 --
Common stock, without par value, $1 stated value;
   12,000,000 shares authorized; 7,762,014, 7,704,203,
   and 7,375,530 shares issued and outstanding as of
   March 31, 2003, December 31, 2002 and March 31, 2002,
   respectively..........................................             7,762            7,704              7,376
Additional paid-in-capital...............................            45,594           45,367             39,813
Retained earnings........................................            31,076           27,784             19,465
Accumulated other comprehensive income...................            11,403            8,826                 31
Deferred compensation....................................              (462)            (589)              (809)
Loans to officers........................................                --               --               (950)
                                                                -----------      -----------        -----------
Total stockholders' equity...............................            95,373           89,092             64,926
                                                                -----------      -----------        -----------
Total liabilities and stockholders' equity...............       $ 1,628,995      $ 1,543,414        $ 1,231,208
                                                                ===========      ===========        ===========



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

                      PRIVATEBANCORP, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                          THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                      -------------------------
                                                                                        2003              2002
                                                                                      -------           -------
INTEREST INCOME
Loans, including fees........................................................         $15,167           $12,148
Taxable securities...........................................................           3,792             2,862
Securities exempt from federal income taxes..................................           1,587             1,344
Federal funds sold and interest bearing deposits.............................              25                17
                                                                                      -------           -------
   Total interest income.....................................................          20,571            16,371
                                                                                      -------           -------

INTEREST EXPENSE
Deposits:
   Interest-bearing demand...................................................             128               171
   Savings and money market deposit accounts.................................           1,709             1,719
   Brokered deposits and other time deposits.................................           3,940             4,323
Funds borrowed...............................................................           1,312             1,309
Trust preferred securities...................................................             485               485
                                                                                      -------           -------
   Total interest expense....................................................           7,574             8,007
                                                                                      -------           -------
   Net interest income.......................................................          12,997             8,364
Provision for loan losses....................................................             956               511
                                                                                      -------           -------
   Net interest income after provision for loan losses.......................          12,041             7,853
                                                                                      -------           -------

NON-INTEREST INCOME
   Banking, wealth management services and other income......................           2,701             1,542
   Securities losses, net....................................................             (55)             (230)
   Trading losses, net.......................................................            (230)               --
                                                                                      -------           -------
      Total non-interest income..............................................           2,416             1,312
                                                                                      -------           -------

NON-INTEREST EXPENSE
Salaries and employee benefits...............................................           4,778             3,214
Occupancy expense, net.......................................................           1,419             1,139
Professional fees............................................................           1,284               891
Amortization of other intangibles............................................              42                --
Other non-interest expense...................................................           1,896             1,228
                                                                                      -------           -------
   Total non-interest expense................................................           9,419             6,472
                                                                                      -------           -------
Minority interest............................................................              38                --
                                                                                      -------           -------
Income before income taxes...................................................           5,000             2,693
                                                                                      -------           -------
Income tax provision.........................................................           1,397               549
                                                                                      -------           -------
   Net income................................................................         $ 3,603           $ 2,144
                                                                                      =======           =======
Basic earnings per share.....................................................         $  0.47           $  0.29
Diluted earnings per share...................................................         $  0.44           $  0.28


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


                                                                 ACCUMULATED
                                         ADDITIONAL                 OTHER                                     TOTAL
                                COMMON    PAID-IN-   RETAINED   COMPREHENSIVE      DEFERRED     LOANS TO   STOCKHOLDERS'
                                STOCK     CAPITAL    EARNINGS      INCOME        COMPENSATION   OFFICERS      EQUITY
                                ------    -------    -------    -------------    ------------   --------   ------------
BALANCE, JANUARY 1, 2002.....   $7,206    $39,114    $17,468      $   323            $(857)     $(950)      $62,304
Net income...................       --         --      2,144           --               --         --         2,144
Net decrease in fair
   value of securities
   classified as
   available-for-sale,
   net of income taxes
   and reclassification
   adjustments...............       --         --         --         (292)              --         --          (292)
                                ------    -------    -------      -------            -----      -----       -------
Total comprehensive income          --         --      2,144         (292)              --         --         1,852
                                ------    -------    -------      -------            -----      -----       -------
Cash dividends declared
   ($0.02 per share).........       --         --       (147)          --               --         --          (147)
Issuance of common stock.....      530        699         --           --               --         --           869
Awards granted...............       --         --         --           --              (39)        --           (39)
Amortization of deferred
   compensation..............       --         --         --           --               87         --            87
Repayment of loans to
   officers..................       --         --         --           --               --         --            --
                                ------    -------    -------      -------            -----      -----       -------
BALANCE, MARCH 31, 2002......   $7,736    $39,813    $19,465      $    31            $(809)     $(950)      $64,926
                                ======    =======    =======      =======            =====      =====       =======
BALANCE, JANUARY 1, 2003.....   $7,704    $45,367    $27,784      $ 8,826            $(589)     $  --       $89,092
Net income...................       --         --      3,603           --               --         --         3,603
Net increase in fair
   value of securities
   classified as
   available-for-sale,
   net of income taxes
   and reclassification
   adjustments...............       --         --         --        2,577               --         --         2,577
                                ------    -------    -------      -------            -----      -----       -------
Total comprehensive income          --         --      3,603        2,577               --         --         6,180
                                ------    -------    -------      -------            -----      -----       -------
Cash dividends declared
   ($0.04 per share).........       --         --       (311)          --               --         --          (311)
Issuance of common stock.....       58        227         --           --               --         --           285
Awards granted and
   forfeited.................       --         --         --           --              119         --           119
Amortization of deferred
   compensation..............       --         --         --           --                8         --             8
                                ------    -------    -------      -------            -----      -----       -------
BALANCE, MARCH 31, 2003......   $7,762    $45,594    $31,076      $11,403            $(462)     $  --       $95,373
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


                                                                                           THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                       -------------------------
                                                                                         2003            2002
                                                                                       ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income.....................................................................        $   3,603       $   2,144
                                                                                       ---------       ---------
Adjustments to reconcile net income to net cash provided by operating activities
   Depreciation and amortization...............................................              408             289
   Johnson Bank Illinois purchase accounting fair value accretion, net.........              (89)            (73)
   Amortization of deferred compensation, net of forfeitures...................                8              87
   Provision for loan losses...................................................              956             511
   Net losses on sale of securities............................................               55             230
   Trading losses on interest rate swap........................................              230              --
   Net proceeds on loans held for sale.........................................            1,729           9,550
   Decrease in deferred loan fees..............................................             (132)            (75)
   Decrease (increase) in accrued interest receivable..........................            2,169          (1,045)
   (Decrease) increase in accrued interest payable.............................           (1,207)            700
   (Increase) decrease in other assets.........................................           (5,511)            813
   Increase (decrease) in other liabilities....................................            9,585          (4,288)
                                                                                       ---------       ---------
   Total adjustments...........................................................            8,201           6,699
                                                                                       ---------       ---------
   Net cash provided by operating activities...................................           11,804           8,843
                                                                                       ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities, paydowns, and sales of securities....................           13,232          31,366
Purchase of securities available-for-sale......................................          (28,468)        (87,834)
Net loan principal advanced....................................................          (52,403)         (1,567)
Investment in Lodestar Investment Counsel, LLC.................................               36              --
Premises and equipment expenditures............................................              (86)           (479)
                                                                                       ---------       ---------
   Net cash used in investing activities.......................................          (67,689)        (58,514)
                                                                                       ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in total deposits.................................................          160,084         131,374
Proceeds from exercise of stock options........................................              404             830
Dividends paid.................................................................             (311)           (147)
Net decrease in funds borrowed.................................................          (85,021)        (75,777)
                                                                                       ---------       ---------
   Net cash provided by financing activities...................................           75,156          56,280
                                                                                       ---------       ---------

Net increase in cash and cash equivalents......................................           19,271           6,609

Cash and cash equivalents at beginning of year.................................           34,787          22,801
                                                                                       ---------       ---------

Cash and cash equivalents at end of period.....................................        $  54,058       $  29,410
                                                                                       =========       =========


     The accompanying notes to consolidated financial statements are an integral part of these statements. All previously reported share and per share data has been restated to reflect the 3-for-2 stock split which occurred on January 17, 2003.

                      PRIVATEBANCORP, INC. AND SUBSIDIARIES

                          NOTE 1--BASIS OF PRESENTATION

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


                                            THREE MONTHS ENDED
                                                 MARCH 31,
                                           --------------------
                                            2003          2002
                                           ------        ------
                                          (DOLLARS IN THOUSANDS)
Net income
   As reported......................       $3,603        $2,144
   Pro forma........................        3,576         2,030
Basic earnings per share
   As reported......................       $ 0.47        $ 0.29
   Pro forma........................         0.47          0.27
Diluted earnings per share
   As reported......................       $ 0.44        $ 0.28
   Pro forma........................         0.44          0.27


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

                           NOTE 2--EARNINGS PER SHARE

         The following table shows the computation of basic and diluted earnings per share (in thousands except per share data):

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                       ----------------------
                                                        2003            2002
                                                       ------          ------

Net Income............................................ $3,603          $2,144

Average common shares outstanding.....................  7,601           7,287
Average common shares equivalent(1)...................    541             326
                                                       ------          ------
Weighted average common shares and common share
   equivalents........................................  8,142           7,613
                                                       ======          ======
Net income per average common share - basic........... $ 0.47          $ 0.29
Net income per average common share - diluted......... $ 0.44          $ 0.28

------------------
(1) Common shares equivalent result from stock options being treated as if they had been exercised and are computed by application of the treasury stock method.


                        NOTE 3--NEW ACCOUNTING STANDARDS


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


                           NOTE 4--OPERATING SEGMENTS

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

         We apply the accrual basis of accounting for each reportable segment and for transactions between reportable segments. During the first quarter of 2003, there were no changes in the measurement methods used to determine reported segment profit or loss as compared to first quarter 2002. There are no asymmetrical allocations to segments requiring disclosure.

         The accounting policies of the segments are generally the same as those described in Note 1 -- Basis of Presentation to the consolidated financial statements included in this report.

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


         Individual banking services include interest-bearing checking, money market accounts, certificates of deposit, ATM/debit cards and investment brokerage accounts. Additionally, The PrivateBank (Chicago) offers secured and unsecured personal loans and lines of credit. Through The PrivateBank (Chicago)'s affiliations with Mesirow Financial, Inc. and Sterling Investment Services, Inc., clients have access to insurance products and securities brokerage services. The PrivateBank (Chicago) also offers domestic and international wire transfers and foreign currency exchange. During the second quarter of 2002, the PrivateBank (Chicago) introduced an Index Powered Certificate of Deposit product ("IPCD") with a five-year term. This non-fee-based, FDIC-insured product is a five-year certificate of deposit with a yield based on the performance of the S&P 500. The PrivateBank (Chicago) balance sheet reflects goodwill of $19.2 million and intangibles of $2.5 million at March 31, 2003, which remained relatively flat compared to December 31, 2002 balances.


                                            THE PRIVATEBANK (CHICAGO)
                                          ----------------------------
                                                   MARCH 31,
                                          ----------------------------
                                             2003              2002
                                          ----------        ----------
                                                 (IN THOUSANDS)
Total gross loans..................       $  903,579        $  701,105
Total assets.......................        1,459,706         1,134,858
Total deposits.....................        1,216,101           915,111
Total borrowings...................           93,697           120,523
Total capital......................          130,599            88,869
Net interest income................           10,601             8,035
Net income.........................            4,153             2,666

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


                                            THE PRIVATEBANK (ST. LOUIS)
                                           ----------------------------
                                                     MARCH 31,
                                           ----------------------------
                                              2003               2002
                                            --------           -------
                                                 (IN THOUSANDS)
Total gross loans..................         $116,559           $82,278
Total assets.......................          180,177            96,661
Total deposits.....................          151,293            66,807
Total borrowings...................           12,486            21,000
Total capital......................           13,987             8,249
Net interest income................            1,012               890
Net income.........................              390               122

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



                                                    WEALTH MANAGEMENT
                                              ----------------------------
                                                        MARCH 31,
                                              ----------------------------
                                                 2003               2002
                                              ----------          --------
                                                      (IN THOUSANDS)
Wealth Management assets under
   management..........................       $1,204,239          $758,242
Trust fee revenue......................              759               724
Lodestar assets under management
   revenue.............................              726                --
Net income.............................               75               123


         The following table indicates the breakdown of our wealth management assets under management at March 31, 2003 by account classification and related gross revenue for the three months ended March 31, 2002:

                                            AT OR FOR THE THREE MONTHS
                                               ENDED MARCH 31, 2003
                                           ---------------------------
                                           MARKET VALUE        REVENUE
                                           ------------        -------
             ACCOUNT TYPE                         (IN THOUSANDS)
-------------------------------------
Personal trust--managed..............      $   592,433         $   889
Agency--managed......................          172,455             280
Custody..............................          338,391             261
Employee benefits--managed...........          100,960              55
                                           -----------         -------
   Total.............................      $ 1,204,239         $ 1,485
                                           ===========         =======

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

                                            HOLDING COMPANY ACTIVITIES
                                            --------------------------
                                                     MARCH 31,
                                            --------------------------
                                              2003               2002
                                            --------           -------
                                                  (IN THOUSANDS)

Total assets.......................         $149,311           $98,643
Total borrowings...................           33,750            14,000
Long-term debt - trust preferred
   securities......................           20,000            20,000
Interest expense...................              758               565
Total capital......................           95,373            64,926
Net loss...........................           (1,015)             (767)


         The following is a summary of certain operating information for reportable segments for the periods presented and the reported consolidated balances (in millions):

                              THE            THE                        HOLDING
                          PRIVATEBANK    PRIVATEBANK    WEALTH           COMPANY       INTERSEGMENT
   1ST QUARTER 2003        (CHICAGO)     (ST. LOUIS)  MANAGEMENT       ACTIVITIES     ELIMINATIONS(2)  CONSOLIDATED
---------------------     -----------    -----------  ----------       ----------     ---------------  ------------

Total assets.........      $1,459.7        $180.2     $      --           $149.3        $(160.2)         $1,629.0
Total deposits.......       1,216.1         151.3                            --            (2.1)          1,365.3
Total borrowings(1)..          93.7          12.5            --             53.8          (15.1)            144.9
Total gross loans....         903.6         116.6            --              --            (2.1)          1,018.1
Total capital........         130.6          14.0            --             95.4         (144.6)             95.4
Net interest income..          10.6           1.0            --             (0.8)           2.2              13.0
Net income...........           4.2           0.4           0.1             (1.0)          (0.1)              3.6
Wealth Management
   assets under
   management........            --            --       1,204.2              --              --           1,204.2
Trust fee revenue....            --            --           1.5              --              --               1.5

                              THE            THE                        HOLDING
                          PRIVATEBANK    PRIVATEBANK    WEALTH           COMPANY       INTERSEGMENT
   1ST QUARTER 2002        (CHICAGO)     (ST. LOUIS)  MANAGEMENT       ACTIVITIES     ELIMINATIONS(2)  CONSOLIDATED
---------------------     -----------    -----------  ----------       ----------     ---------------  ------------

Total assets.........      $1,134.9        $ 96.7     $      --           $ 98.6        $ (99.0)         $1,231.2
Total deposits.......         915.1          66.8            --              --              --             981.9
Total borrowings(1)..         120.5          21.0            --             34.0             --             175.5
Total gross loans....         701.1          82.3            --              --            (1.0)            782.4
Total capital........          88.9           8.2            --             64.9          (97.1)             64.9
Net interest income..           8.0           0.9            --             (0.6)           0.1               8.4
Net income...........           2.7           0.1           0.1             (0.8)            --               2.1
Wealth Management
   assets under
   management........            --            --         758.2               --             --             758.2
Trust fee revenue....            --            --           0.7               --          (0.02)              0.7

------------------
(1) Includes long-term debt-trust preferred securities for the Holding Company Activities segment.
(2) The intersegment elimination for gross loans reflects the exclusion of unearned income for management reporting purposes. The intersegment elimination for total capital reflects the elimination of the net investment in The PrivateBank (Chicago) and The PrivateBank (St. Louis) in consolidation. The intersegment eliminations include adjustments necessary for each category to agree with the related consolidated financial statements.



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

              NOTE 5--ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying values and estimated fair values of financial instruments as of March 31, 2003 have not materially changed on a relative basis from the carrying values and estimated fair values of financial instruments disclosed as of December 31, 2002.

                       NOTE 6--OTHER COMPREHENSIVE INCOME

         Change in the fair value of securities available-for-sale is presented on a net basis on the Consolidated Statement of Changes in Stockholders' Equity. The following table discloses the changes in other accumulated comprehensive income for the three months ended March 31, 2003 and 2002, on a gross basis (in thousands):


                                                                         MARCH 31, 2003
                                                          ---------------------------------------------
                                                          BEFORE TAX                         NET OF TAX
                                                            AMOUNT         TAX BENEFIT         AMOUNT
                                                          ----------       -----------       ----------
Unrealized gains on securities available-for-sale
Unrealized holding gains, net.....................          $3,850            $1,309           $2,541
Less:  reclassification adjustment for net
   losses, included in net income.................             (55)              (19)             (36)
                                                            ------            ------           ------
Unrealized gains, net.............................          $3,905            $1,328           $2,577
                                                            ======            ======           ======


                                                                         MARCH 31, 2002
                                                          ---------------------------------------------
                                                          BEFORE TAX                         NET OF TAX
                                                            AMOUNT         TAX BENEFIT         AMOUNT
                                                          ----------       -----------       ----------
Unrealized losses on securities available-for-sale
Unrealized holding losses, net.......................       $ (597)           $ (122)          $ (475)
Less:  reclassification adjustment for net gain,
   included in net income............................         (230)              (47)            (183)
                                                            ------            ------           ------
Unrealized losses, net...............................       $ (367)           $  (75)          $ (292)
                                                            ======            ======           ======

                             NOTE 7--FUNDS BORROWED

         A summary of all funds borrowed and outstanding at March 31, 2003, December 31, 2002 and March 31, 2002 is presented in the table below:


                                               CURRENT
          LONG TERM FUNDS BORROWED:              RATE        MATURITY      3/31/2003      12/31/2002    3/31/2002
   -------------------------------------       -------       --------      ---------      ----------    ----------
   Subordinated note....................         3.35%       02/11/07       $  5,000       $  5,000     $  5,000
   FHLB fixed advance(1)................         6.50%       10/23/05         26,648         26,616       24,698
                                                                            --------       --------     --------
   Total long-term funds borrowed.......                                    $ 31,648       $ 31,616     $ 29,698
                                                                            ========       ========     ========
   Short term funds borrowed:
   FHLB fixed advance...................         1.61%       01/16/04       $  1,000       $     --     $     --
   FHLB fixed advance...................         6.21%       12/05/03         30,000         30,000       30,000
   FHLB fixed advance...................         1.73%       11/07/03          6,000          6,000           --
   FHLB fixed advance...................         2.21%       07/17/03          1,000          1,000           --
   FHLB fixed advance...................         2.74%       07/17/03          1,000          1,000        1,000
   FHLB fixed advance...................         2.46%       06/16/03            500            500           --
   FHLB fixed advance...................         2.70%       05/08/03          1,000          1,000           --
   Borrowing under revolving line of
      credit facility...................         3.50%       04/11/03         28,750         25,000        9,000
   FHLB fixed advance...................         2.98%       03/10/03             --          1,000        1,000
   FHLB fixed advance...................         2.38%       01/13/03             --          1,000        1,000
   FHLB fixed advance...................         5.89%       12/20/02             --             --        1,000
   FHLB fixed advance...................         2.39%       11/12/02             --             --        5,000
   FHLB fixed advance...................         5.33%       07/22/02             --             --        1,000
   FHLB fixed advance...................         5.91%       06/21/02             --             --          500
   FHLB fixed advance...................         4.21%       05/31/02             --             --        1,000
   FHLB open line advance...............         1.48%         daily              --          9,700           --
   Fed funds purchased..................         1.56%         daily           9,000         98,000       69,000
   Demand repurchase agreements(2)......         1.25%         daily          15,035          4,138        6,325
                                                                            --------       --------     --------
   Total short term funds borrowed......                                      93,285        178,338      125,825
                                                                            --------       --------     --------
   Total funds borrowed.................                                    $124,933       $209,954     $155,523
                                                                            ========       ========     ========

------------------
(1) This FHLB advance is subject to a fair value hedge utilizing an interest rate swap with a fair value of $2.8 million at March 31, 2003. The contractual par amount on the advance is $25.0 million.
(2) Demand repurchase agreements are a form of retail repurchase agreement offered to certain clients of The PrivateBank. Funds are swept each business day from the client's demand deposit account. These amounts are not deposits and are not insured, but are secured by a pool of securities pledged specifically for this purpose.


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

         In February 2000, the Company issued a subordinated note, in the principal amount of $5.0 million as part of the purchase price for its acquisition of Johnson Bank Illinois. The interest on the subordinated note is reset each quarter based on the three-month LIBOR rate. The note is payable in fullon or before February 11, 2007, and provides for certain rate escalation beginning after February 11, 2002. On February 11, 2002, the interest rate increased from LIBOR +50 basis points to LIBOR +200 basis points. This pricing is in effect until February 11, 2004, at which point the pricing increases to LIBOR +350 until maturity on February 11, 2007. The average rate of interest on the subordinated note was 3.51% during the first quarter of 2003 compared to 3.27% during 2002 and most recently reset to 3.35% on February 11, 2003. The Company has the right to repay the subordinated note at any time after giving at least 30 days, but not more than 60 days advance notice.

              NOTE 8--LONG TERM DEBT -- TRUST PREFERRED SECURITIES

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

                            NOTE 9--SUBSEQUENT EVENT


         In April 2003, The PrivateBank (Chicago) suffered a potential loss of $400,000 in a check fraud scheme involving a new account deposit. Although the Company is pursuing insurance coverage with respect to the loss in excess of the $150,000 deductible, on June 27, 2003, the Company received a letter from its insurance carrier declining coverage and, accordingly, the Company currently expects to take a second quarter 2003 charge of $400,000. Upon discovery of fraud shortly after its occurrence, the Company took steps to avoid further loss relating to the account and as a result, was able to assist law enforcement officials in apprehending one of the perpetrators. Based on its investigation of the incident, the Bank is in the process of implementing enhancements to its procedures designed to improve fraud prevention efforts relating to new accounts.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

         PrivateBancorp, Inc. ("the Company") was organized as a Delaware corporation in 1989 to serve as the holding company for a Chicago-based de novo bank designed to provide highly personalized financial services primarily to affluent individuals, professionals, entrepreneurs and their business interests. Through the Company's banking subsidiaries, The PrivateBank and Trust Company ("The PrivateBank (Chicago)") and The PrivateBank (St. Louis), the Company provides its clients with traditional personal and commercial banking services, lending programs, and wealth management services. Using the European tradition of "private banking" as the model, the Company strives to develop a unique relationship with clients, utilizing a team of managing directors to serve the clients' individual and corporate banking needs, and tailoring products and services to meet such needs. Currently, the Company has seven Chicago-area offices: Downtown Chicago, Wilmette, Oak Brook, St. Charles, Lake Forest, Winnetka, and Geneva, Illinois. During 2000, the Company expanded to the St. Louis market, where it opened a new federal savings bank, The PrivateBank (St. Louis). Currently, the Company operates one location in the St. Louis market. Managing directors are strategically located at all of these locations. On December 30, 2002, The PrivateBank (Chicago) acquired a controlling interest in Lodestar Investment Counsel, LLC, a Chicago-based investment adviser with $501.3 million of assets under management at March 31, 2003. Lodestar manages equity, balanced, and fixed income accounts primarily for high net-worth individuals, retirement plans and charitable organizations with investable assets generally in excess of $1.0 million, and shares a similar focus on highly personalized client service.

         For financial information regarding the Company's four separate lines of business, The PrivateBank (Chicago), The PrivateBank (St. Louis), Wealth Management and Holding Company Activities, see "Operating Segments Results" beginning on page 27 and "Note 4 -- Operating Segments" to the unaudited consolidated financial statements of the Company included on page 11.


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

         Goodwill at March 31, 2003 was $21.7 million compared to a similar amount of $21.7 million at December 31, 2002. The acquisition of Lodestar Investment Counsel, LLC on December 30, 2002, increased goodwill by $8.4 million and Lodestar customer intangible assets by $2.5 million. Amortization expense related to the Lodestar customer intangible assets is expected to be recorded in the amount of $167,000 each year for 15 years.

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

         The following tables present a summary of our net interest income and related net interest margin, calculated on a tax equivalent basis (dollars in thousands):

                                                              THREE MONTHS ENDED MARCH 31,
                                       -------------------------------------------------------------------------
                                                      2003                                    2002
                                       ---------------------------------      ----------------------------------
                                        AVERAGE                                AVERAGE
                                       BALANCE(1)    INTEREST      RATE        BALANCE      INTEREST       RATE
                                       ----------    --------      ----       ----------    --------       -----
Fed funds sold and other
   short-term investments...........   $   11,833    $     25      0.85%      $    3,737    $    17        1.79%
Investment securities (taxable).....      351,486       3,792      4.35%         243,782      2,863        4.73%
Investment
   securities(non-taxable)(2).......      128,942       2,282      7.08%         109,831      2,031        7.40%
Loans, net of unearned                                                           781,059
   discount(3)......................    1,000,312      15,167      6.10%                     12,147        6.26%
                                       ----------    --------                 ----------    -------
Total earning assets................   $1,492,573    $ 21,266      5.73%      $1,138,409    $17,058        6.02%
                                       ==========    ========                 ==========    =======
Interest-bearing deposits...........   $1,181,714    $  5,777      1.98%      $  902,915    $ 6,213        2.79%
Funds borrowed......................      191,897       1,312      2.73%         135,979      1,309        3.85%
Trust preferred securities..........       20,000         485      9.70%          20,000        485        9.70%
                                       ----------    --------                 ----------    -------
Total interest-bearing liabilities     $1,393,611       7,574      2.20%      $1,058,894      8,007        3.06%
                                       ==========    --------                 ==========    -------
Tax equivalent net interest income                   $ 13,692                               $ 9,051
                                                     ========                               =======
Net interest spread(4)..............                               3.53%                                   2.96%
Net interest margin(5)(6)...........                               3.68%                                   3.18%

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

      RECONCILIATION OF NET INTEREST INCOME TO NET INTEREST INCOME ON A TAX
                                EQUIVALENT BASIS
                                                          1Q03         1Q02
                                                        -------       ------
Net interest income..................................   $12,997       $8,364
Tax equivalent adjustment to net interest income.....       695          687
                                                        -------       ------
Net interest income, tax equivalent basis............   $13,692       $9,051
                                                        =======       ======

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

                        THREE MONTHS ENDED MARCH 31, 2003
                  COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

                                                                    CHANGE      CHANGE
                                                                    DUE TO      DUE TO        CHANGE        TOTAL
                                                                     RATE       VOLUME      DUE TO MIX      CHANGE
                                                                   -------      ------      ----------      ------
                                                                                (DOLLARS IN THOUSANDS)
Interest Income/ Expense from:
Fed funds sold and other short-term investments.............       $    (9)     $   36        $ (19)        $    8
Investment securities (taxable).............................          (228)      1,256          (98)           930
Investment securities (non-taxable)(1)......................           (87)        349          (11)           251
Loans, net of unearned discount.............................          (308)      3,384          (57)         3,019
                                                                   -------      ------        -----         ------
   Total tax equivalent interest income(1)..................          (632)      5,025         (185)         4,208
                                                                   -------      ------        -----         ------
Interest-bearing deposits...................................        (1,803)      1,918         (551)          (436)
Funds borrowed..............................................          (376)        531         (152)             3
Trust Preferred Securities..................................            --          --           --             --
                                                                   -------      ------        -----         ------
   Total interest expense...................................        (2,179)      2,449         (703)          (433)
                                                                   -------      ------        -----         ------
Net tax equivalent interest income(1)......................       $ 1,547      $2,576        $ 518         $4,641
                                                                   =======      ======        =====         ======


------------------
(1) Interest income on tax-advantaged investment securities reflects a tax equivalent adjustment based on a marginal federal corporate tax rate of 34%. The total tax equivalent adjustment reflected in the above table is approximately $695,428 and $687,109 in the first quarters of 2003 and 2002, respectively.

PROVISION FOR LOAN LOSSES


         The changes recorded in the components of the allowance for loan losses resulted in a provision for loan losses of $956,000 for the three months ended March 31, 2003 compared to $511,000 for the comparable period in 2002. The increase in the provision for loan losses during the first quarter 2003 was principally due to several factors. We continued to experience strong loan growth, primarily in commercial real estate and construction loans. Commercial real estate and construction loans entail greater risk than residential mortgage and consumer loans. Another factor was the weakening of credit quality of certain borrowers as reflected by risk rating downgrades throughout 2002 and which continued in the first quarter of 2003. We believe that these downgrades reflect the impact of a slowing economy on the portfolio. Thirdly, as a result of increases in our lending limit, we believe we have an increasingly more complex loan portfolio and growth in the dollar amount of individual credit exposures, which warranted increased provisions. Net charge-offs totaled $70,000 for the quarter ended March 31, 2003 versus net recoveries of $29,000 for the fourth quarter of 2002 and net charge offs of $27,000 for the quarter ended March 31, 2002.

         A discussion of the allowance for loan losses and the factors management considers in assessing the adequacy of the allowance begins on page 27.


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

         The following table presents the breakdown of banking, wealth management services and other income for the periods presented:

                                                THREE MONTHS ENDED
                                               ---------------------
                                                     MARCH 31,
                                               ---------------------
                                                2003           2002
                                               ------         ------
Residential real estate secondary
   market fees.........................        $  782         $  402
Trust fee revenue......................           759            724
Lodestar assets management revenue.....           726             --
Banking and other services.............           308            273
Bank owned life insurance..............           126            142
                                               ------         ------
   Total...............................        $2,701         $1,542
                                               ======         ======


         Sales of residential real estate loans generated $782,000 of income during the first quarter 2003 compared to $402,000 during the prior year quarter primarily due to increased volume of loans sold.


         Trust fee revenue increased by 5% to $759,000 during the first quarter 2003 as compared to the prior year quarter. Of this amount, approximately $394,700 was revenue generated from the wealth management services provided to those clients where a third-party investment manager is utilized. For the quarter ended March 31, 2003, we paid $127,000 to third-party investment managers. These fees are included in the professional fees category of non-interest expense. Lodestar asset management revenue totaled approximately $726,000 for the first quarter ended March 31, 2003. Wealth management assets under management were $1.2 billion at March 31, 2003 compared to $758.2 million at March 31, 2002 and $1.2 billion at December 31, 2002. Lodestar had $501.3 million of assets under management at March 31, 2003.


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


         Noninterest income for the first quarter of 2003, also reflects the fair market value adjustment on a previously disclosed $25.0 million 10-year treasury rate for 3-month LIBOR interest rate swap which resulted in losses of $230,000 during the first quarter of 2003. During the first quarter 2003, the Company recognized $55,000 of net securities losses compared to net securities losses of $230,000 during the first quarter of 2002. The securities losses for the current quarter include a permanent impairment write-down of $330,000. The Company wrote down $300,000 on the Company's interest-only collateralized mortgage obligation ("CMO") portfolio and $30,000 on an investment that qualifies for CRA purposes. Continued low levels of market interest rates during the first quarter 2003 led to accelerated mortgage prepayments, which impaired the fair value of our interest-only CMO security portfolio. Also included in net security losses of $55,000 are net security gains of $275,000.

NON-INTEREST EXPENSE


                                                   THREE MONTHS ENDED
                                                  ---------------------
                                                       MARCH 31,
                                                  ---------------------
                                                  2003            2002
                                                  ------         ------
                                                     (IN THOUSANDS)
Salaries and employee benefits..........         $4,778          $3,214
Occupancy...............................          1,419           1,139
Professional fees.......................          1,284             891
Marketing...............................            486             365
Data processing.........................            393             308
Postage, telephone and delivery.........            211             178
Office supplies and printing............            159              67
Insurance...............................            168              93
Amortization of intangibles.............             42              --
Other expense...........................            479             217
                                                 ------          ------
Total non-interest expense..............         $9,419          $6,472
                                                 ======          ======

         Non-interest expense increased to $9.4 million in the first quarter of 2003 from $6.5 million in the first quarter of 2002, an increase of 46%. The increase in non-interest expense between quarters reflects the continued growth of the organization during the twelve-month period ended March 31, 2003. Our efficiency ratio improved to 58.5% for the first quarter 2003 as compared to 62.5% for the first quarter 2002. On a tax-equivalent basis, this ratio indicates that in the first quarter of 2003, we spent 58.5 cents to generate each dollar of revenue, compared to 62.5 cents in the first quarter of 2002. During the remainder of 2003, we expect the operating efficiency to remain at a similar level as reported in the first quarter 2003. The efficiency ratio is equal to non-interest expense divided by the sum of net interest income on a tax equivalent basis plus non-interest income. Please refer to footnote 6 on page 21 for a reconciliation of net interest income to net interest income on a tax equivalent basis.

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

INCOME TAXES

         The following table shows our income before income taxes, applicable income taxes and effective tax rate for the three months ended March 31, 2003 and 2002, respectively (in thousands):

                                            THREE MONTHS ENDED
                                                 MARCH 31,
                                           ----------------------
                                            2003            2002
                                           ------          ------
     Income before taxes..........         $5,000          $2,693
     Income tax provision.........          1,397             549
     Effective tax rate...........           27.9%           20.4%

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


OPERATING SEGMENTS RESULTS

         As described in Note 4 to the consolidated financial statements included in this report, the Company's operations consist of four primary business segments: The PrivateBank (Chicago), The PrivateBank (St. Louis), Wealth Management and Holding Company Activities.

         The profitability of The PrivateBank (Chicago) is primarily dependent on the net interest income, provision for loan losses, non-interest income and non-interest expense. Net income for The PrivateBank (Chicago) for the three months ended March 31, 2003 increased 56% to $4.2 million from $2.7 million for the three months ended March 31, 2002.

         For the first quarter 2003, the net income growth for The PrivateBank (Chicago) resulted from improvements in net interest income, which were driven by increases in loans and investments. The improvement in net interest income for the first quarter 2003 more than offset increases in operating expenses associated with continued growth of The PrivateBank (Chicago). Net interest income for The PrivateBank (Chicago) for the three months ended March 31, 2003 increased to $10.6 million from $8.0 million, or 32%, primarily due to growth in earning assets, which resulted in improvements in net interest margin for the first quarter 2003 as compared to the first quarter 2002. The PrivateBank (Chicago)'s investment in FHLB stock increased as compared to the March 31, 2002 and continued to have a positive impact on total earning assets during the first quarter 2003. Additionally, reduced interest rates on liabilities more than offset the impact of declining rates of interest on interest earning assets. Total loans increased by 29%, or $202.5 million, to $903.6 million during the first quarter 2003 as compared to the first quarter 2002 total loans of $701.1 million. The majority of the loan growth for the first quarter 2003 occurred in the commercial real estate and construction loan categories. Total deposits increased by 33% to $1.2 billion at March 31, 2003, from $915.1 at March 31, 2002. Growth in money market deposits, jumbo certificates of deposits, noninterest bearing deposits and increased utilization of brokered deposits accounted for the majority of the deposit growth.

         Net income for The PrivateBank (St. Louis) for the three months ended March 31, 2003 increased by $268,000 to $390,000 as compared to $122,000 in the prior year quarter. For the first quarter 2003, the net income growth for The PrivateBank (St. Louis) resulted from increases in net interest income and non-interest income which more than offset increases in operating expenses. Increased fee income from the sale of residential real estate loans continues to have a significant positive impact on The PrivateBank (St. Louis). Net interest income for The PrivateBank (St. Louis) for the three months ended March 31, 2003 increased to $1.0 million from $890,000 in the prior year quarter, an increase of 14%, primarily due to growth in earning assets and improving net interest margins for 2003 as compared to 2002. Reduced interest rates on liabilities offset the impact of declining rates of interest on interest earning assets. Total loans increased 42% to $116.6 million at March 31, 2003 from $82.3 million at March 31, 2002, due primarily to growth in commercial real estate and residential real estate loans categories. Commercial and personal loans also contributed to the increase in loans but to a lesser extent as compared to the growth in the commercial and residential real estate categories. Total deposits increased by $84.5 million to $151.3 million at March 31, 2003 from $66.8 million at March 31, 2002. The majority of the deposit growth at The PrivateBank (St. Louis) was due to increased money market deposits and the continued growth of brokered deposits during the first quarter of 2003 as compared to the prior year period.

         Wealth management includes investment management, personal trust and estate services, custodial services, retirement accounts and brokerage and investment services. Wealth management assets under management increased by $446.0 million to $1.2 billion at March 31, 2003, as compared to $758.2 million at March 31, 2002, due primarily to our acquisition of an 80% controlling interest in Lodestar Investment Counsel, LLC on December 30, 2002. Excluding Lodestar, trust assets under administration for the Wealth Management segment were $703.0 million at March 31, 2003, compared to $758.2 million as of March 31, 2002. Lodestar assets under management were $501.2 million as of March 31, 2003. Excluding Lodestar, trust fee revenue generated by the Wealth Management Segment was $759,000 compared to $724,000 for the three months ended March 31, 2002. Revenue generated by Lodestar for the first quarter 2003 added $726,000 to the consolidated $1.5 million in wealth management gross revenue generated in the first quarter 2003. During the first quarter 2003, market value declines in our assets under management more than offset the positive impact of new accounts that were opened during the quarter. Net income for the first quarter 2003 for our Wealth Management segment was $75,000 as compared to $123,000 for the first quarter 2002. Lodestar contributed net income of approximately $100,000 to the Wealth Management segment during the first quarter 2003. The trust area of the Wealth Management segment negatively impacted net income by approximately $25,000 as compared to net income of $123,000 in the prior year quarter due to increases in non-interest expense that outpaced its increased revenue contribution. The increase in non-interest expense in the trust area during the quarter was incurred in the salaries and benefits as well as the professional fees expense categories.

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

         The Holding Company Activities segment reported a net loss of $1.0 million for the first three months of 2003, an increase of $248,000 as compared to a net loss of $767,000 for the first three months of 2002. The increase in the amount of the net losses reported for 2003 as compared to prior year quarter reflects the increased amount of borrowings recorded at the Holding Company Activities segment. Total borrowings at the Holding Company were $33.8 million at March 31, 2003 compared to $14.0 million at March 31, 2002.

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

         The following table sets forth the composition of our loan portfolio net of unearned discount by category (in thousands) at the following dates:

                                                           MARCH 31,          DECEMBER 31,         MARCH 31,
                                                             2003                2002                2002
                                                          ----------          ------------         ---------
LOANS
Commercial real estate............................        $  492,952           $452,703            $330,348
Residential real estate...........................            76,885             72,289              80,423
Commercial........................................           158,227            165,993             153,340
Personal(1).......................................           152,043            151,452             126,316
Construction......................................           138,089            123,204              92,007
                                                          ----------           --------            --------
   Total loans, net of unearned discount..........        $1,018,196           $965,641            $782,434
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

         Under our methodology, the allowance for loan losses is comprised of the following components:

Specific Component of the Reserve

         The specific component of the reserve is determined on a loan by loan basis as part of a regular review of our loan portfolio. The Company utilizes a loan rating system to assist in developing an internal problem loan identification system ("Watch List") as a means for identifying and reporting non-performing and potential problem loans. These loans are allocated specifically identified reserves based on the loan ratings assigned to individual loans. The specific reserve is based on a loan's current book value compared to the present value of its projected future cash flows, collateral value or market value, as is relevant for the particular loan.

         The portion of the provision related to the specific component of the reserve was approximately $287,000 during the first quarter of 2003 due to an increase in the dollar amount of identified credit relationships that have been adversely impacted by the slowdown of the economy and have been allocated specifically identified reserves based on the loan ratings assigned to individual loans and other extensions of credit.

Allocated Inherent Component of the Reserve

         The allocated portion of the inherent component of the reserve is based on management's review of historical and industry charge-off experience as well as its judgment regarding loans in each loan category over a period of time that management determines is adequate to reflect longer-term economic trends. Loss factors are evaluated by management and adjusted based on current facts and circumstances. Loss factor adjustments reflect management's assessment of the credit risk inherent in each loan category.

         The portion of the provision related to the allocated inherent component of the reserve was $396,000 million during the first three months of 2003. This change primarily reflects the increase in volume in our commercial real estate loan portfolio and construction loan portfolio. The increase in this component of the reserve was partially offset by a decline in the impact of commercial loans, resulting from a decline in volumes.

Unallocated Inherent Components of the Reserve

         The unallocated portion of the inherent component of the reserve is based on management's review of other factors affecting the determination of probable losses inherent in the portfolio, which are not necessarily captured by the application of loss factors. This portion of the reserve analysis involves the exercise of judgment and reflects consideration such as management's view that the reserve should have a margin that recognizes the imprecision inherent in the process of estimating credit losses.

         The portion of the provision related to the unallocated inherent component of the reserve was $273,000 for the first quarter of 2003 to account for an increasingly more complex loan portfolio and growth in the dollar amount of individual credit exposures. The growth and complexity of the loan portfolio exposes us to larger individual charge-offs. The measure of imprecision has increased with this growth and poses greater risk to the Company that losses could exceed our estimates. As a result, management has elected to increase the unallocated inherent component of the reserve.

         Management's application of the methodology for determining the allowance for loan losses resulted in a reserve for credit losses of $12.5 million at March 31, 2003 compared with $8.8 million at March 31, 2002.

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


         Following is a summary of changes in the allowance for loan losses for the three months ended March 31, 2003 and 2002 (in thousands):

                                                           2003          2002
                                                         -------        ------

Balance, January 1..............................         $11,585        $8,306
Provisions charged to earnings..................             956           511
Loans charged-off, net of recoveries............             (70)          (27)
                                                         -------        ------
Balance, March 31...............................         $12,471        $8,790
                                                         =======        ======

NONPERFORMING LOANS

         The following table classifies our non-performing loans as of the dates shown:

                                             3/31/03       12/31/02       9/30/02      6/30/02        3/31/02
                                             -------       --------       -------      -------        -------
                                                                 (DOLLARS IN THOUSANDS)
Nonaccrual loans........................      $1,483        $  749        $  430        $  649        $1,458
Loans past due 90 days or more..........       2,032           650         2,549         2,518         1,448
                                              ------        ------        ------        ------        ------
Total nonperforming loans...............       3,515         1,399         2,979         3,167         2,906
                                              ------        ------        ------        ------        ------
Total nonperforming assets..............      $3,515        $1,399        $2,979        $3,167        $2,906
                                              ======        ======        ======        ======        ======
Total nonaccrual loans to total loans...       0.146%        0.078%        0.047%        0.075%        0.186%
Total nonperforming loans to total
   loans................................        0.35%         0.14%         0.33%         0.37%         0.37%
Total nonperforming assets to total
   assets...............................        0.22%         0.09%         0.21%         0.24%         0.24%

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

INVESTMENT SECURITIES

         The amortized cost and the estimated fair value of securities at March 31, 2003 and December 31, 2002, were as follows (in thousands):


                                                        INVESTMENT SECURITIES -- AVAILABLE-FOR-SALE
                                                  -----------------------------------------------------------
                                                                      MARCH 31, 2003
                                                  -----------------------------------------------------------
                                                                     GROSS           GROSS
                                                  AMORTIZED       UNREALIZED       UNREALIZED       ESTIMATED
                                                    COST             GAINS           LOSSES        FAIR VALUE
                                                  ---------       ----------       ----------      ----------
U.S. government agency mortgage backed
   securities and collateralized
   mortgage obligations..................         $159,456          $ 3,898         $  (65)         $163,289
Corporate collateralized mortgage
   obligations...........................           14,093              471             (2)           14,562
Tax exempt municipal securities..........          137,993           11,254            (17)          149,230
Taxable municipal securities.............            3,865                5             --             3,870
Federal Home Loan Bank stock.............          159,975               --             --           159,975
Other....................................           13,217            1,734             --            14,951
                                                  --------          -------         ------          --------
Total....................................         $488,599          $17,362         $  (84)         $505,877
                                                  ========          =======         ======          ========



                                                        INVESTMENT SECURITIES -- AVAILABLE-FOR-SALE
                                                  -----------------------------------------------------------
                                                                     DECEMBER 31, 2002
                                                  -----------------------------------------------------------
                                                                     GROSS           GROSS
                                                  AMORTIZED       UNREALIZED       UNREALIZED       ESTIMATED
                                                    COST             GAINS           LOSSES        FAIR VALUE
                                                  ---------       ----------       ----------      ----------
U.S. government agency mortgage backed
   securities and collateralized
   mortgage obligations..................         $155,510          $ 3,132         $ (248)         $158,394
Corporate collateralized mortgage
   obligations...........................           18,166              509             --            18,675
Tax exempt municipal securities..........          126,504            8,332             --           134,836
Taxable municipal securities.............            4,583              114             --             4,697
Federal Home Loan Bank stock.............          155,606               --             --           155,606
Other....................................           13,279            1,533             --            14,812
                                                  --------          -------         ------          --------
Total....................................         $473,648          $13,620         $ (248)         $487,020
                                                  ========          =======         ======          ========


         All securities are classified as available-for-sale and may be sold as part of our asset/liability management strategy in response to changes in interest rates, liquidity needs or significant prepayment risk. Securities available-for-sale are carried at fair value, with related unrealized net gains or losses, net of deferred income taxes, recorded as an adjustment to equity capital. At March, 31, 2003, net unrealized gains of $17.3 million resulted in an increase of $11.4 million in reported stockholders' equity. This was an increase of $2.6 million from net unrealized gains of $8.8 million recorded as part of equity at December 31, 2002. The increase in unrealized gains during the first quarter 2003 is attributable primarily to gains in tax-exempt municipal securities. These municipal securities generally have long-term maturities and are not callable by the issuer or have long-term call dates. Thus, the fair value of these securities has increased during the first quarter of 2003 as rates on tax-free municipal bonds have fallen. The credit quality of the investment portfolio remains strong. The vast majority of investments are rated "AAA" by bond rating agencies. It is our policy not to take any undue credit risk with the investment portfolio.


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

DEPOSITS AND FUNDS BORROWED

         The following table presents the balances of deposits by category and each category as a percentage of total deposits at March 31, 2003 and December 31, 2002:


                                               MARCH 31,                   DECEMBER 31,
                                       --------------------------     ------------------------
                                                 2003                         2002
                                       --------------------------     ------------------------
                                                       PERCENT OF                     PERCENT
                                        BALANCE          TOTAL          BALANCE       OF TOTAL
                                       ----------      ----------     ----------      --------
                                                        (DOLLARS IN THOUSANDS)
Demand............................     $   88,243          7%       $   88,986          7%
Savings...........................          8,251          1%            6,344          1%
Interest-bearing demand...........         73,699          5%           64,893          5%
Money market......................        467,849         34%          482,597         40%
Brokered deposits.................        387,006         28%          279,806         23%
Other time deposits...............        340,296         25%          282,645         24%
                                       ----------        ---        ----------        ---
   Total deposits.................     $1,365,344        100%       $1,205,271        100%
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

        BROKERED DEPOSITS NET OF UNAMORTIZED PREPAID BROKER COMMISSIONS
                        AT MARCH 31, 2003 (IN THOUSANDS)

               MATURITY DATE        RATE(1)           AMOUNT
               -------------        -------           ------
                11/13/2007          3.400%           $ 7,000
                02/28/2005          2.050%             7,233
                01/31/2005          2.150%            15,000
                01/24/2005          2.250%            10,000
                10/18/2004          2.300%             7,668
                09/27/2004          1.750%            11,448
                08/30/2004          2.500%            25,000

               MATURITY DATE        RATE(1)           AMOUNT
               -------------        -------           ------
                08/04/2004          1.750%            10,000
                07/09/2004          1.950%             5,000
                04/21/2004          2.100%            10,000
                04/19/2004          2.250%             5,000
                03/26/2004          1.500%            10,549
                02/26/2004          1.800%            30,000
                02/19/2004          1.600%            25,000
                01/30/2004          1.850%            11,872
                01/22/2004          1.700%            10,000
                01/22/2004          1.900%            12,000
                01/15/2004          1.700%            28,000
                01/15/2004          1.850%            18,448
                01/09/2004          1.850%            10,000
                12/31/2003          1.800%               953
                10/29/2003          1.750%            20,000
                10/17/2003          2.050%             5,000
                10/17/2003          1.850%             6,699
                10/17/2003          2.050%             3,000
                09/05/2003          3.800%             2,394
                07/24/2003          2.400%            17,425
                07/21/2003          2.450%            15,312
                07/17/2003          2.250%            20,000
                06/27/2003          7.050%             4,548
                06/23/2003          7.200%             2,594
                04/21/2003          2.200%            11,063
                04/16/2003          2.000%            10,000
                                                    --------
         Total brokered deposits...................  388,206
         Unamortized prepaid broker commissions....   (1,200)
                                                    --------
         Total brokered deposits, net of
         unamortized prepaid broker commissions.... $387,006
                                                    ========

------------------
(1) Represents the coupon rate of each brokered deposit.

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

         A summary of all funds borrowed and outstanding at March 31, 2003, December 31, 2002 and March 31, 2002 is presented in the table below:


                                               CURRENT
          LONG TERM FUNDS BORROWED:              RATE        MATURITY        3/31/2003     12/31/2002     3/31/2002
   -------------------------------------       -------       --------        ---------     ----------     ---------
   Subordinated note....................         3.35%       02/11/07        $  5,000       $  5,000      $  5,000
   FHLB fixed advance(1)................         6.50%       10/23/05          26,648         26,616        24,698
                                                                             --------       --------      --------
   Total long-term funds borrowed.......                                     $ 31,648       $ 31,616      $ 29,698
                                                                             ========       ========      ========
   Short term Funds borrowed:
   FHLB fixed advance...................         1.61%       01/16/04        $  1,000       $     --      $     --
   FHLB fixed advance...................         6.21%       12/05/03          30,000         30,000        30,000
   FHLB fixed advance...................         1.73%       11/07/03           6,000          6,000            --
   FHLB fixed advance...................         2.21%       07/17/03           1,000          1,000            --
   FHLB fixed advance...................         2.74%       07/17/03           1,000          1,000         1,000
   FHLB fixed advance...................         2.46%       06/16/03             500            500            --
   FHLB fixed advance...................         2.70%       05/08/03           1,000          1,000            --
   Borrowing under revolving line of
      credit facility...................         3.50%       04/11/03          28,750         25,000         9,000
   FHLB fixed advance...................         2.98%       03/10/03              --          1,000         1,000
   FHLB fixed advance...................         2.38%       01/13/03              --          1,000         1,000
   FHLB fixed advance...................         5.89%       12/20/02              --             --         1,000
   FHLB fixed advance...................         2.39%       11/12/02              --             --         5,000
   FHLB fixed advance...................         5.33%       07/22/02              --             --         1,000
   FHLB fixed advance...................         5.91%       06/21/02              --             --           500
   FHLB fixed advance...................         4.21%       05/31/02              --             --         1,000
   FHLB open line advance...............         1.48%         daily               --          9,700            --
   Fed funds purchased..................         1.56%         daily            9,000         98,000        69,000
   Demand repurchase agreements(2)......         1.25%         daily           15,035          4,138         6,325
                                                                             --------       --------      --------
   Total short term funds borrowed......                                       93,285        178,338       125,825
                                                                             --------       --------      --------
   Total funds borrowed.................                                     $124,933       $209,954      $155,523
                                                                             ========       ========      ========

------------------
(1) This FHLB advance is subject to a fair value hedge utilizing an interest rate swap with a fair value of $2.8 million at March 31, 2003. The contractual par amount on the advance is $25.0 million.
(2) Demand repurchase agreements are a form of retail repurchase agreement offered to certain clients of The PrivateBank. Funds are swept each business day from the client's demand deposit account. These amounts are not deposits and are not insured, but are secured by a pool of securities pledged specifically for this purpose.


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


         The following table sets forth our consolidated regulatory capital amounts and ratios as of March 31, 2003 and 2002, and December 31, 2002:

                                                   MARCH 31,                                   DECEMBER 31,
                          -----------------------------------------------------------   ----------------------------
                                    2003                           2002                           2002
                          ----------------------------   ----------------------------   ----------------------------
                                    "WELL-                         "WELL-                          "WELL
                                   CAPITAL-    EXCESS/            CAPITAL-    EXCESS              CAPITAL-   EXCESS
                                    IZED"     (DEFICIT)             IZED"    (DEFICIT)              IZED"   (DEFICIT)
                          CAPITAL  STANDARD    CAPITAL   CAPITAL  STANDARD    CAPITAL   CAPITAL   STANDARD   CAPITAL
                          -------  --------    -------   -------  --------    -------   -------   --------   -------
DOLLAR BASIS:
Tier 1 leverage
   capital............... $82,226  $ 78,020    $ 4,206   $74,090   $59,282    $14,808   $78,524   $ 71,818   $ 6,706
Tier 1 risk-based
   capital...............  82,226    70,600     11,626    74,090    53,097     20,993    78,524     68,134    10,390
Total risk-based
   capital...............  97,697   117,667    (19,970)   87,880    88,496       (616)   94,109    113,556   (19,447)

PERCENTAGE BASIS:
Leverage ratio...........    5.27%     5.00%                6.25%     5.00%                5.47%      5.00%
Tier 1 risk-based
   capital ratio.........    6.99      6.00                 8.37      6.00                 6.91       6.00
Total risk-based
   capital ratio.........    8.30     10.00                 9.93     10.00                 8.29      10.00
Total equity to
   total assets..........    5.85        --         --      5.27                           5.77         --        --

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

RISK MANAGEMENT

         We are exposed to market risk from changes in interest rates that could affect our results of operations and financial condition. We manage our exposure to these market risks through our regular operating and financing activities. We hedge our interest rate risk through the use of derivative financial instruments. We use derivative financial instruments as risk management tools.

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

         Our investment in FHLB stock is a source of liquidity for the Company. At March 31, 2003, we owned $160.0 million of FHLB stock. FHLB stock can be sold at par by the Company, back to the FHLB at any time, excluding the required FHLB stock minimum that needs to be maintained in order to support existing FHLB advances. FHLB has communicated to the Company that generally the stock will be redeemed immediately upon a request by the Company, however, FHLB can legally require six months advance notice of the stock sale before the stock is actually liquidated for cash at its par value. Alternatively, FHLB can redeem, at any time any FHLB stock we own, in excess of the required minimum FHLB stock that needs to be maintained in order to support existing advances. During the first quarter of 2003, our utilization of Federal Home Loan advances ("FHLB") decreased slightly due to scheduled maturities of advances. For the remainder of 2003, we expect to continue to utilize FHLB advances as a funding source to the extent that rates on FHLB advances are more attractive than other sources of liquidity. On May 6, 2003, we purchased $45.0 million of additional FHLB stock to take advantage of the favorable dividend yield in addition to the liquid nature of the investment.


         During the first quarter 2003, we continued to rely on brokered deposits to fund growth in loans and investment securities as well as liquidity at our banks. For the remainder of 2003, we expect to continue to rely on brokered deposits for liquidity purposes if brokered rates continue to compare favorably to other sources of liquidity, and may increase the level of these deposits. Our asset liability policy currently limits our use of brokered deposits to levels no more than 40% of total deposits. Consistent with this policy, brokered deposits represented 28% of total deposits at March 31, 2003 compared to 23% of total deposits at December 31, 2002. We do not expect our 40% threshold limitation to limit our ability to implement our growth plan.

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

                                                                         MARCH 31, 2003
                                             -----------------------------------------------------------------------
                                                                 TIME TO MATURITY OR REPRICING
                                             -----------------------------------------------------------------------
                                               0-90          91-365           1-5          OVER 5
                                               DAYS           DAYS           YEARS          YEARS           TOTAL
                                             --------       ---------     ----------      ----------      ----------
                                                                     (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS
Total Net Loans......................        $634,062       $  83,215     $  226,607      $   61,841      $1,005,725
Investments..........................          38,875          69,853         58,407         161,520         328,655
Total FHLB Stock.....................         159,945              --             --              --         159,945
Total Fed Funds Sold.................           7,415              --             --              --           7,415
                                             --------       ---------     ----------      ----------      ----------
Total Interest-Earning Assets........        $840,297       $ 153,068     $  285,014      $  223,361      $1,501,740

INTEREST-BEARING LIABILITIES
PrivateBank Deposit Accounts.........        $     --       $      --     $       --      $   73,699      $   73,699
Savings Deposits.....................           8,251              --             --              --           8,251
Money Market Deposits................         467,849              --             --              --         467,849
Total Time Deposits..................         162,434         132,905         44,957              --         340,296
Total Brokered Deposits..............          28,205         246,652        112,149              --         387,006
Total Borrowings.....................          55,933          39,000         30,000          20,000         144,933
                                             --------       ---------     ----------      ----------      ----------
Total Interest-Bearing Liabilities...        $722,672       $ 418,557     $  187,106      $   93,699      $1,422,034

CUMULATIVE
   Rate sensitive assets (RSA).......         840,297         993,365      1,278,379       1,501,740
   Rate sensitive liabilities (RSL)..         722,672       1,141,229      1,328,335       1,422,034
GAP (GAP=RSA-RSL)....................         117,625        (147,864)       (49,956)         79,706
RSA/RSL..............................          116.28%          87.04%         96.24%         105.61%
RSA/Total assets.....................           51.58%          60.98%         78.48%          92.19%
RSL/Total assets.....................           44.36%          70.06%         81.54%          87.30%
GAP/Total assets.....................            7.22%          (9.08)%        (3.07)%          4.89%
GAP/Total RSA........................           14.00%         (14.89)%        (3.91)%          5.31%

                                                                       DECEMBER 31, 2002
                                              -----------------------------------------------------------------------
                                                                 TIME TO MATURITY OR REPRICING
                                              -----------------------------------------------------------------------
                                                0-90         91-365            1-5          OVER 5
                                                DAYS           DAYS           YEARS           YEARS           TOTAL
                                              --------      ----------     ----------      ----------      ----------
                                                                     (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS
Loans................................         $635,664      $   77,465     $  175,066      $   79,197      $  967,392
Investments..........................          163,621          21,138         26,576         261,208         472,543
Short-term investments...............              258              --             --              --             258
                                              --------      ----------     ----------      ----------      ----------
Total interest-earning assets........         $799,543      $   98,603     $  201,642      $  340,405      $1,440,193
                                              ========      ==========     ==========      ==========      ==========

INTEREST-BEARING LIABILITIES
Interest-bearing demand..............         $     --      $       --     $       --      $   64,892      $   64,892
Savings and money market.............          486,819           1,262             --             859         488,940
Time deposits........................          191,238         205,474         91,872          73,868         562,452
Funds borrowed.......................          143,838          31,500         53,000              --         228,338
                                              --------      ----------     ----------      ----------      ----------
Total interest-bearing liabilities...         $821,895      $  238,236     $  144,872      $  139,619      $1,344,622
                                              ========      ==========     ==========      ==========      ==========

CUMULATIVE
Rate sensitive assets (RSA)..........         $799,543      $  898,146     $1,099,788      $1,440,193
Rate sensitive liabilities (RSL).....          821,895       1,060,131      1,205,003       1,344,622
GAP (GAP=RSA-RSL)....................          (22,352)       (161,985)      (105,215)         95,571
RSA/RSL..............................            97.28%          84.72%         91.27%         107.11%
RSA/Total assets.....................            51.80%          58.19%         71.26%          93.31%
RSL/Total assets.....................            53.25%          68.69%         78.07%          87.12%
GAP/Total assets.....................            (1.45)%        (10.50)%        (6.82)%          6.19%
GAP/Total RSA........................            (2.80)%        (18.04)%        (9.57)%          6.64%


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



                                                               MARCH 31, 2003               DECEMBER 31, 2002
                                                        ---------------------------------------------------------
                                                        +200 BASIS     -200 BASIS       +200 BASIS     -200 BASIS
                                                          POINTS         POINTS           POINTS         POINTS
                                                        ----------     -----------      ----------     ----------

Percentage change in net interest income due to
   an immediate 200 basis point change in
   interest rates over a one-year time horizon.........    (1.5)%         (8.9)%           2.9%          (10.5)%


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


                                     PART II


ITEM 1.  LEGAL PROCEEDINGS


         Although our subsidiaries may be involved from time to time in routine litigation incidental to their respective businesses, currently neither the Company nor any of its subsidiaries is a party to any pending material legal proceedings that the Company believes will have a material adverse effect on its business, results of operations, financial condition or cash flows.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.


  3.1 Amended and Restated Certificate of Incorporation of PrivateBancorp, Inc., as amended. (previously filed)

  3.2    Amended and Restated By-laws of PrivateBancorp, Inc. (previously filed)

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

  15.0   Acknowledgment of Independent Auditors

  99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

  99.2   Independent Accountants' Review Report (previously filed)


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

         (3) Current Report on Form 8-K dated January 21, 2003, filed with the SEC on January 21, 2003.

         (4) Current Report on Form 8-K dated January 27, 2003, filed with the SEC on January 27, 2003.

         (5) Current Report on Form 8-K dated February 27, 2003, filed with the SEC on February 27, 2003.

         (6) Current Report on Form 8-K dated March 24, 2003, filed with the SEC on March 24, 2003.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized.



                                               PRIVATEBANCORP, INC.
                                               (Registrant)



                                               By: /s/ Ralph B. Mandell
                                                  -----------------------------
                                                  Ralph B. Mandell,
                                                  Chairman, President and
                                                  Chief Executive Officer


                                               By: /s/ Dennis L. Klaeser
                                                  -----------------------------
                                                  Dennis L. Klaeser,
                                                  Chief Financial Officer
                                                  (principal financial officer)


                                               By: /s/ Lisa M. O'Neill
                                                  -----------------------------
                                                  Lisa M. O'Neill,
                                                  Controller
                                                  (principal accounting officer)
Date:  July 1, 2003

                                 CERTIFICATIONS

         I, Ralph B. Mandell, Chairman, President and Chief Executive Officer of PrivateBancorp, Inc., certify that:


1. I have reviewed this quarterly report on Form 10-Q/A of PrivateBancorp, Inc.;


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


Date:  July 1, 2003
/s/ Ralph B. Mandell
------------------------------------------------
Ralph B. Mandell
Chairman, President and Chief Executive Officer
PrivateBancorp, Inc.

                                 CERTIFICATIONS

         I, Dennis L. Klaeser, Chief Financial Officer of PrivateBancorp, Inc., certify that:


1. I have reviewed this quarterly report on Form 10-Q/A of PrivateBancorp, Inc.;


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


Date:  July 1, 2003
/s/ Dennis L. Klaeser
---------------------------------------
Dennis L. Klaeser
Chief Financial Officer
PrivateBancorp, Inc.

                                  EXHIBIT INDEX


3.1 Amended and Restated Certificate of Incorporation of PrivateBancorp, Inc., as amended. (previously filed)

3.3      Amended and Restated By-laws of PrivateBancorp, Inc. (previously filed)

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

15.0     Acknowledgment of Independent Auditors

99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2     Independent Accountants' Review Report (previously filed)