Form 10-Q
period 2003-06-30
PRIVATEBANCORP INC
filed 2003-08-14
CIK 889936

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

===============================================================================
       CLASS                                  OUTSTANDING AS OF AUGUST 6, 2003
-------------------------------------------------------------------------------
Common, no par value                                      9,761,534
===============================================================================

                              PRIVATEBANCORP, INC.

                           FORM 10-Q QUARTERLY REPORT

                                TABLE OF CONTENTS

                                                                                                               Page
                                                                                                              Number
                                                                                                              ------
Selected Financial Data..........................................................................................2
Part I   ........................................................................................................5
         Item 1.  Financial Statements...........................................................................5
         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.........20
         Item 3.  Quantitative and Qualitative Disclosures About Market Risk....................................41
         Item 4.  Controls and Procedures.......................................................................44
Part II  .......................................................................................................45
         Item 1.  Legal Proceedings.............................................................................45
         Item 2.  Changes in Securities and Use of Proceeds.....................................................45
         Item 3.  Defaults upon Senior Securities...............................................................45
         Item 4.  Submission of Matters to a Vote of Security Holders...........................................45
         Item 5.  Other Information.............................................................................46
         Item 6.  Exhibits and Reports on Form 8-K..............................................................46
Signatures......................................................................................................48

                             SELECTED FINANCIAL DATA

     The following table summarizes certain selected unaudited consolidated financial information of PrivateBancorp, Inc. at or for the periods indicated. This information should be read in conjunction with the unaudited consolidated financial statements and related notes included pursuant to Item 1 of this report.

                                                                           QUARTER ENDED
                                                  -------------------------------------------------------------
                                                  06/30/03     03/31/03      12/31/02     09/30/02     06/30/02
                                                  --------     --------      --------     --------     --------
                                                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
SELECTED STATEMENT OF INCOME DATA:
 INTEREST INCOME:
   Loans, including fees.....................     $ 15,208     $ 15,167      $ 14,043     $ 13,704     $ 12,665
   Federal funds sold and interest-bearing
   deposits..................................           31           25            63           38            8
   Securities................................        5,148        5,379         5,507        4,557        4,886
                                                  --------     --------      --------     --------     --------
      Total interest income..................       20,387       20,571        19,613       18,299       17,559
                                                  --------     --------      --------     --------     --------
 INTEREST EXPENSE:
   Interest-bearing demand deposits..........          148          128           129          168          168
   Savings and money market deposit accounts.        1,644        1,709         1,923        1,923        1,763
   Other time deposits.......................        4,348        3,940         4,037        3,976        3,810
   Funds borrowed............................        1,204        1,312         1,226        1,304        1,353
   Trust preferred interest expense..........          485          485           485          485          485
                                                  --------     --------      --------     --------     --------
      Total interest expense.................        7,829        7,574         7,800        7,856        7,579
                                                  --------     --------      --------     --------     --------
      Net interest income....................       12,558       12,997        11,813       10,443        9,980
   Provision for loan losses.................          730          956           914          828        1,609
                                                  --------     --------      --------     --------     --------
      Net interest income after provision
      for loan losses........................       11,828       12,041        10,899        9,615        8,371

 NON-INTEREST INCOME:
   Banking, wealth management services and
      other income...........................        3,181        2,701         1,975        1,763        1,802
   Securities gains (losses), net............        2,310          (55)         (313)         280          274
   Trading losses on swap....................       (1,054)        (230)         (282)        (662)          --
                                                  --------     --------      --------     --------     --------
      Total non-interest income..............        4,437        2,416         1,380        1,381        2,076
                                                  --------     --------      --------     --------     --------

NON-INTEREST EXPENSE:
   Salaries and employee benefits............        5,070        4,778         3,903        3,393        3,469
   Occupancy expense, net....................        1,270        1,419         1,319        1,227        1,206
   Data processing...........................          368          393           393          433          374
   Marketing.................................          509          486           557          351          374
   Amortization of other intangibles.........           42           42            --           --           --
   Professional fees.........................        1,069        1,284           774          997        1,027
   Insurance.................................          146          168           137          118          106
   Other expense.............................        1,282          849           851          569          557
                                                  --------     --------      --------     --------     --------
      Total non-interest expense.............        9,756        9,419         7,934        7,088        7,113
                                                  --------     --------      --------     --------     --------
Minority interest expense....................           44           38            --           --           --
   Income before income taxes................        6,465        5,000         4,345        3,908        3,334
                                                  --------     --------      --------     --------     --------
Income tax provision.........................        1,852        1,397         1,125          875          724
                                                  --------     --------      --------     --------     --------
   Net income................................     $  4,613     $  3,603      $  3,220     $  3,033     $  2,610
                                                  ========     ========      ========     ========     ========

PER SHARE DATA:
Basic earnings...............................     $   0.60     $   0.47      $   0.43     $   0.41     $   0.35
Diluted earnings.............................         0.56         0.44          0.41         0.39         0.33
Dividends....................................        0.040        0.040         0.027        0.027        0.020
Book value (at end of period)................        12.89        12.29         11.56        10.71         9.71

              All previously reported share and per share data has
                been restated to reflect the 3-for-2 stock split
                       which occurred on January 17, 2003.

                                                                           QUARTER ENDED
                                                  -------------------------------------------------------------
                                                  06/30/03     03/31/03      12/31/02     09/30/02     06/30/02
                                                  --------     --------      --------     --------     --------
                                                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
SELECTED FINANCIAL DATA (AT END OF PERIOD):
Total securities(1)..........................   $  581,743   $  505,877    $  487,020   $  403,192   $  392,090
Total loans..................................    1,066,919    1,018,196       965,641      913,197      865,778
Total assets.................................    1,759,676    1,628,995     1,543,414    1,404,326    1,332,008
Total deposits...............................    1,445,590    1,365,344     1,205,271    1,163,327    1,074,475
Funds borrowed...............................      170,433      124,933       209,954      125,422      154,499
Trust preferred securities...................       20,000       20,000        20,000       20,000       20,000
Total stockholders' equity...................      100,340       95,373        89,092       79,281       71,697
Wealth management assets under management....    1,264,955    1,204,239     1,239,779      693,869      733,914

SELECTED FINANCIAL RATIOS AND OTHER DATA:
Performance Ratios:
   Net interest margin(2)(8).................         3.33%        3.68%         3.56%        3.46%        3.53%
   Net interest spread(3)....................         3.16         3.53          3.37         3.27         3.34
   Non-interest income to average assets.....         1.06         0.62          0.38         0.41         0.65
   Non-interest expense to average assets....         2.33         2.41          2.16         2.08         2.24
   Net overhead ratio(4).....................         1.27         1.80          1.78         1.68         1.59
   Efficiency ratio(5).......................         55.0         58.5          57.3         56.3         55.4
   Return on average assets(6)...............         1.10         0.92          0.88         0.89         0.82
   Return on average equity(7)...............        18.81        15.49         15.99        15.86        15.07
   Dividend payout ratio.....................         6.75         8.62          6.14         6.51         5.66

Asset Quality Ratios:
   Non-performing loans to total loans.......         0.26%        0.35%         0.14%        0.33%        0.37%
   Allowance for loan losses to:
      total loans............................         1.22         1.22          1.20         1.17         1.14
      non-performing loans...................          476          355           828          357          313
   Net charge-offs (recoveries) to average
      total loans............................         0.07         0.03          (0.01)       0.04         0.24
   Non-performing assets to total assets.....         0.16         0.22          0.09         0.21         0.24
   Non-accrual loans to total loans..........         0.08         0.15          0.08         0.05         0.07

Balance Sheet Ratios:
   Loans to deposits.........................         73.8%        74.6%         80.1%        78.5%        80.6%
   Average interest-earning assets to
      average interest-bearing liabilities...        108.2        107.1         108.2        108.0        107.8

Capital Ratios:
   Total equity to total assets..............         5.70%        5.85%         5.77%        5.65%        5.38%
   Total risk-based capital ratio............         8.37         8.30          8.29         9.10         9.37
   Tier 1 risk-based capital ratio...........         7.06         6.99          6.91         7.61         7.84
   Leverage ratio............................         5.23         5.27          5.91         5.91         6.07

---------------------------
(1) The entire securities portfolio was classified as "available-for-sale" for the periods presented.
(2) Net interest income, on a tax-equivalent basis, divided by average interest-earning assets.
(3) Yield on average interest-earning assets less rate on average interest-bearing liabilities.
(4) Non-interest expense less non-interest income divided by average total assets.
(5) Non-interest expense divided by the sum of net interest income (tax equivalent) plus non-interest income security gains.
(6)  Net income divided by average total assets.
(7)  Net income divided by average common equity.

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

          RECONCILIATION OF NET INTEREST INCOME TO NET INTEREST INCOME ON A TAX EQUIVALENT BASIS

                                                     2Q03        1Q03           4Q02         3Q02         2Q02
                                                   -------       ------        ------       ------       ------
     Net interest income.......................... $12,558      $12,997       $11,813      $10,443       $9,980
     Tax equivalent adjustment to net interest
        income....................................     742          695           661          756          790
                                                   -------      -------       -------      -------      -------
     Net interest income, tax equivalent basis.... $13,300      $13,692       $12,474      $11,199      $10,770
                                                   =======      =======       =======      =======      =======

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                      PRIVATEBANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                   JUNE 30,         DECEMBER 31,        JUNE 30,
                                                                    2003               2002              2002
                                                                ------------       -------------     ------------
                                                                 (UNAUDITED)                          (UNAUDITED)
ASSETS
Cash and due from banks..................................        $   51,771         $   34,529       $   39,625
Federal funds sold and other short-term investments......             9,145                258               75
                                                                 ----------         ----------       ----------
   Total cash and cash equivalents.......................            60,916             34,787           39,700
                                                                 ----------         ----------       ----------
Loans held for sale......................................            12,570             14,321            3,913
Available-for-sale securities, at fair value.............           581,743            487,020          392,090
Loans, net of unearned discount..........................         1,066,919            965,641          865,778
Allowance for loan losses................................           (13,019)           (11,585)          (9,909)
                                                                 ----------         ----------       ----------
Net loans................................................         1,053,900            954,056          855,869
                                                                 ----------         ----------       ----------
Goodwill.................................................            19,242             19,199           10,805
Premises and equipment, net..............................             6,284              6,851            6,455
Accrued interest receivable..............................             7,159              9,427            8,741
Other assets.............................................            17,862             17,753           14,435
                                                                 ----------         ----------       ----------
Total assets.............................................        $1,759,676         $1,543,414       $1,332,008
                                                                 ==========         ==========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits:
   Non-interest-bearing..................................        $  110,244          $  88,986          $81,421
   Interest-bearing......................................            79,397             64,893           54,694
Savings and money market deposit accounts................           497,437            488,941          412,570
Brokered deposits........................................           438,652            279,806          309,240
Other time deposits......................................           319,860            282,645          216,550
                                                                 ----------         ----------       ----------
   Total deposits........................................         1,445,590          1,205,271        1,074,475
Funds borrowed...........................................           170,433            209,954          154,499
Trust preferred securities...............................            20,000             20,000           20,000
Accrued interest payable.................................             4,892              4,986            4,077
Other liabilities........................................            18,421             14,111            7,260
                                                                 ----------         ----------       ----------
Total liabilities........................................         1,659,336          1,454,322        1,260,311
                                                                 ----------         ----------       ----------

STOCKHOLDERS' EQUITY
Preferred Stock, 1,000,000 shares authorized.............                --                 --               --
Common stock, without par value, $1 stated value;
   12,000,000 shares authorized; 7,787,034, 7,704,203, and
   7,382,370 shares issued and outstanding as of June 30,
   2003, December 31, 2002 and June 30, 2002, respectively.           7,787              7,704            7,382
Additional paid-in-capital...............................            45,717             45,367           39,839
Retained earnings........................................            35,377             27,784           21,927
Accumulated other comprehensive income...................            11,861              8,826            4,231
Deferred compensation....................................              (402)              (589)            (732)
Loans to officers........................................                --                  -             (950)
                                                                 ----------         ----------       ----------
Total stockholders' equity...............................           100,340             89,092           71,697
                                                                 ----------         ----------       ----------
Total liabilities and stockholders' equity...............        $1,759,676         $1,543,414       $1,332,008
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

                      PRIVATEBANCORP, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                          THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                               JUNE 30,                    JUNE 30,
                                                                         ---------------------      ----------------------
                                                                           2003         2002          2003          2002
                                                                         ---------    --------      --------      --------
INTEREST INCOME
Loans, including fees...........................................         $15,208       $12,665      $30,375       $24,813
Taxable securities..............................................           3,451         3,340        7,243         6,203
Securities exempt from federal income taxes.....................           1,697         1,546        3,284         2,889
Federal funds sold and interest bearing deposits................              31             8           56            25
                                                                         -------       -------      -------       -------
   Total interest income........................................          20,387        17,559       40,958        33,930
                                                                         -------       -------      -------       -------
INTEREST EXPENSE
Deposits:
   Interest-bearing demand......................................             148           168          276           339
   Savings and money market deposit accounts....................           1,644         1,763        3,353         3,482
   Brokered deposits and other time deposits....................           4,348         3,810        8,288         8,133
Funds borrowed..................................................           1,204         1,353        2,516         2,662
Trust preferred securities......................................             485           485          970           970
                                                                         -------       -------      -------       -------
   Total interest expense.......................................           7,829         7,579       15,403        15,586
                                                                         -------       -------      -------       -------
   Net interest income..........................................          12,558         9,980       25,555        18,344
                                                                         -------       -------      -------       -------
Provision for loan losses.......................................             730         1,609        1,686         2,120
                                                                         -------       -------      -------       -------
   Net interest income after provision for loan losses..........          11,828         8,371       23,869        16,224
                                                                         -------       -------      -------       -------

NON-INTEREST INCOME
 Banking, wealth management services and other income...........           3,181         1,802        5,882         3,344
 Securities gains, net..........................................           2,310           274        2,255            44
 Trading losses, net............................................          (1,054)           --       (1,284)           --
                                                                         -------       -------      -------       -------
   Total non-interest income....................................           4,437         2,076        6,853         3,388
                                                                         -------       -------      -------       -------

NON-INTEREST EXPENSE
Salaries and employee benefits..................................           5,070         3,469        9,848         6,683
Occupancy expense, net..........................................           1,270         1,206        2,689         2,345
Professional fees...............................................           1,069         1,027        2,353         1,918
Amortization of intangibles.....................................              42            --           84            --
Other non-interest expense......................................           2,305         1,411        4,201         2,639
                                                                         -------       -------      -------       -------
   Total non-interest expense...................................           9,756         7,113       19,175        13,585
                                                                         -------       -------      -------       -------
Minority interest...............................................              44            --           82            --
                                                                         -------       -------      -------       -------
   Income before income taxes...................................           6,465         3,334       11,465         6,027
                                                                         -------       -------      -------       -------
Income tax provision............................................           1,852           724        3,249         1,273
                                                                         -------       -------      -------       -------
   Net income...................................................         $ 4,613       $ 2,610      $ 8,216       $ 4,754
                                                                         =======       =======      =======       =======
Basic earnings per share........................................         $  0.60       $  0.35      $  1.08       $  0.65
Diluted earnings per share......................................         $  0.56       $  0.33      $  1.01       $  0.62

   The accompanying notes to consolidated financial statements are an integral part of these statements. All previously reported share and per share data has been restated to reflect the 3-for-2 stock split
                      which occurred on January 17, 2003.

                      PRIVATEBANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
               SIX MONTHS ENDED JUNE 30, 2003 AND 2002 (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                     ACCUMULATED
                                                                        OTHER
                                          ADDITIONAL                   COMPRE-    DEFERRED    LOANS       TOTAL
                               COMMON      PAID-IN-     RETAINED       HENSIVE    COMPEN-      TO      STOCKHOLDERS'
                                STOCK      CAPITAL      EARNINGS       INCOME     SATION     OFFICERS     EQUITY
                               --------  ------------  ----------    ------------ --------  ---------  ------------

BALANCE, JANUARY 1, 2002..      $7,206     $39,114      $17,468        $   323     $(857)    $(950)    $ 62,304
Net income................          --          --        4,754             --        --        --        4,754
Net decrease in fair
   value of securities
   classified as
   available-for-sale,
   net of income taxes
   and reclassification
   adjustments............          --          --           --          3,908        --        --        3,908
                                                                                                       --------
Total comprehensive income                                                                                8,662
Cash dividends declared                                                                                --------
   ($0.04 per share)......          --          --         (295)            --        --        --         (295)
Issuance of common stock..         176         725           --             --        --        --          901
Awards granted............          --          --           --             --       (38)       --          (38)
Amortization of deferred
   compensation...........          --          --           --             --       163        --          163
Repayment of loans to
   officers...............          --          --           --             --        --        --           --
                                ------     -------      -------        -------     -----     -----     --------
BALANCE, JUNE 30, 2002....      $7,382     $39,839      $21,927        $ 4,231     $(732)    $(950)    $ 71,697
                                ======     =======      =======        =======     =====     =====     ========
BALANCE, JANUARY 1, 2003..      $7,704     $45,367      $27,784        $ 8,826     $(589)    $  --     $ 89,092
Net income................          --          --        8,216             --        --        --        8,216
Net increase in fair
   value of securities
   classified as
   available-for-sale,
   net of income taxes
   and reclassification
   adjustments............          --          --           --          3,035        --        --        3,035
                                                                                                       --------
Total comprehensive income                                                                               11,251
                                                                                                       --------
Cash dividends declared
   ($0.08 per share)......          --          --         (623)            --        --        --         (623)
Issuance of common stock..          83         350           --             --        --        --          433
Awards granted and
   forfeited..............          --          --           --             --       120        --          120
Amortization of deferred
   compensation...........          --          --           --             --        67        --           67
                                ------     -------      -------        -------     -----     -----     --------
BALANCE, JUNE 30, 2003....      $7,787     $45,717      $35,377        $11,861     $(402)    $  --     $100,340
                                ======     =======      =======        =======     =====     =====     ========

   The accompanying notes to consolidated financial statements are an integral part of these statements. All previously reported share and per share data has been restated to reflect the 3-for-2 stock split
                       which occurred on January 17, 2003.

                      PRIVATEBANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               SIX MONTHS ENDED JUNE 30, 2003 AND 2002 (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                           SIX MONTHS ENDED
                                                                                               JUNE 30,
                                                                                      ---------------------------
                                                                                         2003             2002
                                                                                      -----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income.....................................................................        $   8,216       $   4,754
                                                                                       ---------       ---------
Adjustments to reconcile net income to net cash provided by operating activities
   Depreciation and amortization...............................................              738             598
   Amortization of deferred compensation, net of forfeitures...................               67             163
   Provision for loan losses...................................................            1,686           2,120
   Net gain on sale of securities..............................................           (2,255)            (44)
   Trading losses on interest rate swap........................................            1,284              --
   Net proceeds on loans held for sale.........................................            1,750           7,422
   (Decrease) increase in deferred loan fees...................................             (378)            592
   Decrease (increase) in accrued interest receivable..........................            2,268          (1,479)
   (Decrease) increase in accrued interest payable.............................              (94)          1,965
   (Increase) decrease in other assets.........................................             (150)            536
   Increase (decrease) in other liabilities....................................            2,747          (4,133)
                                                                                       ---------       ---------
   Total adjustments...........................................................            7,663           7,740
                                                                                       ---------       ---------
   Net cash provided by operating activities...................................           15,879          12,494
                                                                                       ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities, paydowns, and sales of securities....................           40,390          78,091
Purchase of securities available-for-sale......................................         (129,544)       (131,282)
Net loan principal advanced....................................................         (101,063)        (86,072)
Premises and equipment expenditures............................................             (272)         (3,290)
                                                                                       ---------       ---------
   Net cash used in investing activities.......................................         (190,489)       (142,553)
                                                                                       ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in total deposits.................................................          240,330         223,987
Proceeds from exercise of stock options........................................              553             862
Dividends paid.................................................................             (623)           (295)
Net decrease in funds borrowed.................................................          (39,521)        (77,596)
                                                                                       ---------       ---------
   Net cash provided by financing activities...................................          200,739         146,958
                                                                                       ---------       ---------
Net increase in cash and cash equivalents......................................           26,129          16,899

Cash and cash equivalents at beginning of year.................................           34,787          22,801
                                                                                       ---------       ---------
Cash and cash equivalents at end of period.....................................        $  60,916       $  39,700
                                                                                       =========       =========

   The accompanying notes to consolidated financial statements are an integral part of these statements. All previously reported share and per share data has been restated to reflect the 3-for-2 stock split
                      which occurred on January 17, 2003.

                      PRIVATEBANCORP, INC. AND SUBSIDIARIES

                          NOTE 1--BASIS OF PRESENTATION

     The consolidated financial information of PRIVATEBANCORP, Inc. (the "Company") and its subsidiaries, The PrivateBank and Trust Company (the "Bank" or "The PrivateBank (Chicago)") and The PrivateBank (St. Louis), included herein is unaudited; however, such information reflects all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation for the interim periods. The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.

     The annualized results of operations for the six months ended June 30, 2003 are not necessarily indicative of the results expected for the full year ending December 31, 2003. The accompanying consolidated financial statements are unaudited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, or cash flows in accordance with generally accepted accounting principles. The June 30, 2003 consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2002 included in the Company's Annual Report on Form 10-K/A.

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

                 NOTE 2--ACCOUNTING FOR STOCK-BASED COMPENSATION

     Pursuant to FAS No. 148, Accounting for Stock-Based Compensation (FAS No.
148), pro forma net income and pro forma earnings per share are presented in the following table as if the fair value method of accounting for stock-based compensation plans had been utilized.

                                             SIX MONTHS ENDED
                                                 JUNE 30,
                                           ----------------------
                                             2003           2002
                                           --------       -------
                                           (DOLLARS IN THOUSANDS)
Net income
   As reported......................       $8,216        $4,754
   Pro forma........................        8,162         4,526
Basic earnings per share
   As reported......................        $1.08        $ 0.65
   Pro forma........................         1.07          0.63
Diluted earnings per share
   As reported......................        $1.01        $ 0.62
   Pro forma........................         1.00          0.59

                                             THREE MONTHS ENDED
                                                 JUNE 30,
                                           ----------------------
                                             2003           2002
                                           --------       -------
                                           (DOLLARS IN THOUSANDS)
Net income
   As reported......................       $4,613        $2,610
   Pro forma........................        4,586         2,496
Basic earnings per share
   As reported......................        $0.60        $ 0.35
   Pro forma........................         0.60          0.37
Diluted earnings per share
   As reported......................        $0.56        $ 0.33
   Pro forma........................         0.56          0.31

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

                           NOTE 3--EARNINGS PER SHARE

     The following table shows the computation of basic and diluted earnings per share (in thousands except per share data):

                                                         SIX MONTHS ENDED
                                                             JUNE 30,
                                                       --------------------
                                                         2003        2002
                                                       --------    -------
   Net Income......................................    $8,216     $4,754

   Average common shares outstanding...............     7,625      7,333
   Average common shares equivalent(1).............       520        377
                                                       ------     ------
   Weighted average common shares and common share
      equivalents..................................     8,145      7,710
                                                       ======     ======
   Net income per average common share - basic.....    $ 1.08     $ 0.65
   Net income per average common share - diluted...    $ 1.01     $ 0.62

---------------------------
(1) Common shares equivalent result from stock options being treated as if they had been exercised and are computed by application of the treasury stock method.

                        NOTE 4--NEW ACCOUNTING STANDARDS

     In May 2003, Statement of Financial Accounting Standards (FAS No. 150), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" was issued, establishing standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement requires that an issuer classify certain financial instruments, which may previously have been classified as equity, as a liability. This generally includes financial instruments which either 1) require mandatory redemption at a specified time other than upon liquidation or termination of the entity, 2) include an obligation to either repurchase the issuer's equity shares or is indexed to such an obligation and which may require settlement in cash or 3) require the issuance of a variable number of the issuer's shares based on a monetary amount which is generally unrelated to the value of those shares. The Statement was effective as of July 1, 2003 and is not expected to have a material impact on the Company's accounting and reporting.

     In April 2003, SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" was issued, amending and clarifying financial accounting and reporting for certain derivative instruments. This statement is generally effective for contracts entered into or modified after June 30, 2003. The Statement is not expected to have a material impact on the Company's accounting and reporting for derivatives.

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

                           NOTE 5--OPERATING SEGMENTS

     For purposes of making operating decisions and assessing performance, management regards The PrivateBank (Chicago), The PrivateBank (St. Louis), Wealth Management and the Holding Company as four operating segments. The Company's investment portfolios are included in total assets and reported in the results of The PrivateBank (Chicago) and The PrivateBank (St. Louis). The results for each business segment are summarized in the paragraphs below and included in the following segment tables. We apply the accrual basis of accounting for each reportable segment and for transactions between reportable segments. During the first six months of 2003, there were no changes in the measurement methods used to determine reported segment profit or loss as compared to the same period in 2002. For the periods presented, there are no asymmetrical allocations to segments requiring disclosure.

     We apply the accrual basis of accounting for each reportable segment and for transactions between reportable segments. During the first six months of 2003, there were no changes in the measurement methods used to determine reported segment profit or loss as compared to the same period in 2002. There are no asymmetrical allocations to segments requiring disclosure.

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

     Individual banking services include interest-bearing checking, money market accounts, certificates of deposit, ATM/debit cards and investment brokerage accounts. Additionally, The PrivateBank (Chicago) offers secured and unsecured personal loans and lines of credit. Through The PrivateBank (Chicago)'s affiliations with Mesirow Financial, Inc. and Sterling Investment Services, Inc., clients have access to insurance products and securities brokerage services. The PrivateBank (Chicago) also offers domestic and international wire transfers and foreign currency exchange. During the second quarter of 2002, the PrivateBank (Chicago) introduced an Index Powered Certificate of Deposit product ("IPCD") with a five-year term. This non-fee-based, FDIC-insured product is a five-year certificate of deposit with a yield based on the performance of the S&P 500. The PrivateBank (Chicago) balance sheet reflects goodwill of $19.2 million and intangibles of $2.5 million at June 30, 2003, which remained relatively unchanged compared to December 31, 2002 balances.



                                          THE PRIVATEBANK (CHICAGO)
                                                    JUNE 30,
                                         -----------------------------
                                            2003               2002
                                         -----------       -----------
                                                (IN THOUSANDS)
      Total loans....................... $  942,704        $  768,426
      Total assets......................  1,577,124         1,211,006
      Total deposits....................  1,303,753           991,147
      Total borrowings..................    119,910           110,999
      Total capital.....................    136,157            97,604
      Net interest income...............     22,613            17,670
      Non-interest income...............      4,063             2,518
      Non-interest expense..............     12,059             9,967
      Net income........................      9,096             5,986


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

                                          THE PRIVATEBANK (ST. LOUIS)
                                         -----------------------------
                                                    JUNE 30,
                                         -----------------------------
                                            2003               2002
                                         -----------       -----------
                                                (IN THOUSANDS)
      Total loans..................      $125,926           $ 98,968
      Total assets.................       177,068            118,519
      Total deposits...............       143,767             83,670
      Total borrowings.............        15,522             23,500
      Total capital................        14,965             10,554
      Net interest income..........         2,506              1,857
      Non-interest income..........         1,816                770
      Non-interest expense.........         2,686              1,795
      Net income...................           826                278


WEALTH MANAGEMENT

     Wealth Management includes investment management, personal trust and estate services, custodial services, retirement accounts and brokerage and investment services. Investment management professionals work with wealth management clients to define objectives, goals and strategies of the clients' investment portfolios. Wealth Management personnel assist some trust clients with the selection of an outside portfolio manager to direct account investments. Trust and estate account administrators work with clients and their attorneys to establish estate plans. Consistent with the Company's philosophy, Wealth Management emphasizes a high level of personal service, including prompt collection and reinvestment of interest and dividend income, weekly valuation, tracking of tax information, customized reporting and ease of security settlement.

    A significant portion of the Company's wealth management business is conducted through its subsidiary, Lodestar Investment Counsel, LLC. The PrivateBank (Chicago) acquired an 80% controlling interest in Lodestar Investment Counsel, LLC on December 30, 2002. Lodestar manages equity, balanced, and fixed income accounts primarily for high net-worth individuals, retirement plans and charitable organizations with investable assets generally in excess of $1.0 million, and emphasizes highly personalized client service. Assets under management at Lodestar are included in Wealth management assets under management. The minority interest expense included in this segment relates to the 20% interest in Lodestar that is owned by Lodestar management.

                                                   WEALTH MANAGEMENT
                                               ------------------------
                                                       JUNE 30,
                                               ------------------------
                                                  2003           2002
                                               ----------     ---------
                                                    (IN THOUSANDS)
         Wealth management assets under
            management.......................  $1,264,955      $733,914
         Net interest income.................         618           655
         Non-interest income.................       3,065         1,502
         Non-interest expense................       3,222         1,803
         Minority interest expense...........          82            --
         Net income..........................         242           236

     The following table indicates the breakdown of our wealth management assets under management at June 30, 2003 by account classification and related gross revenue for the six months ended June 30, 2003 and June 30, 2002:

                                              AT OR FOR THE SIX MONTHS
                                                 ENDED JUNE 30, 2003
                                             ---------------------------
                   ACCOUNT TYPE              MARKET VALUE        REVENUE
      -------------------------------------  ------------        -------
                                                    (IN THOUSANDS)
      Lodestar.............................  $  538,370          $1,482
      Agency--managed......................     218,930             671
      Custody..............................     377,115             539
      Personal trust--managed..............      55,012             266
      Employee benefits--managed...........      75,528             107
                                             ----------          ------
         Total.............................  $1,264,955          $3,065
                                             ==========          ======


                                              AT OR FOR THE SIX MONTHS
                                                 ENDED JUNE 30, 2002
                                             ---------------------------
                   ACCOUNT TYPE              MARKET VALUE        REVENUE
      -------------------------------------  ------------        -------
                                                    (IN THOUSANDS)
      Personal trust--managed.........        $243,183           $  740
      Agency--managed.................         148,552              449
      Custody.........................         287,608              272
      Employee benefits--managed......          54,571               41
                                              --------           ------
         Total........................        $733,914           $1,502
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

                                                 HOLDING COMPANY
                                                   ACTIVITIES
                                             ------------------------
                                                    JUNE 30,
                                             ------------------------
                                                2003          2002
                                             ---------     ----------
                                                  (IN THOUSANDS)
       Total assets.......................   $156,196      $111,759
       Total borrowings...................     35,000        20,000
       Long-term debt - trust preferred
          securities......................     20,000        20,000
       Interest expense...................      1,539         1,189
       Non-interest income................        101            20
       Non-interest expense...............      1,429         1,435
       Total capital......................    100,339        71,697
       Net loss...........................     (1,949)       (1,747)


     The following is a summary of certain operating information for reportable segments at or for the periods presented and the reported consolidated balances (in millions):


        AT OR FOR             THE             THE                            HOLDING
    THE SIX MONTHS        PRIVATEBANK     PRIVATEBANK         WEALTH         COMPANY       INTERSEGMENT
    ENDED JUNE 2003        (CHICAGO)       (ST. LOUIS)       MANAGEMENT     ACTIVITIES     ELIMINATIONS(2)   CONSOLIDATED
-----------------------  -------------  ---------------    -------------   -----------     --------------    ------------
Total loans..........      $  942.7        $125.9           $       -          $    -        $  (1.7)          $1,066.9
Total assets.........       1,577.1         177.1                  -            156.2         (150.7)           1,759.7
Total deposits.......       1,303.8         143.8                  -                -           (2.0)           1,445.6
Total borrowings(1)..         119.9          15.5                  -             55.0              -              190.4
Total capital........         136.2          15.0                  -            100.3         (151.2)             100.3
Net interest income..          22.6           2.5                0.6             (1.5)           1.4               25.6
Non-interest income..           4.1           1.8                3.1              0.1           (2.2)               6.9
Non-interest expense.          12.1           2.7                3.2              1.4           (0.2)              19.2
Minority interest
   expense..........              -             -                0.1                -              -                0.1
Net Income...........           9.1           0.8                0.2             (1.9)             -                8.2
Wealth Management
   assets under
   management........             -             -            1,265.0                -              -            1,265.0

      AT OR FOR THE           THE             THE                            HOLDING
    SIX MONTHS ENDED      PRIVATEBANK     PRIVATEBANK         WEALTH         COMPANY       INTERSEGMENT
       JUNE 2002           (CHICAGO)       (ST. LOUIS)       MANAGEMENT     ACTIVITIES     ELIMINATIONS(2)   CONSOLIDATED
-----------------------  -------------  ---------------    -------------   -----------     --------------    ------------
Total loans..........      $  768.4        $ 99.0             $    -       $      -         $  (1.6)           $  865.8
Total assets.........       1,211.0         118.5                  -          111.8          (109.3)            1,332.0
Total deposits.......         991.1          83.7                  -              -            (0.3)            1,074.5
Total borrowings(1)..         111.0          23.5                  -           40.0              -                174.5
Total capital........          97.6          10.6                  -           71.7          (108.2)               71.7
Net interest income..          17.7           1.9                0.7           (1.2)           (0.8)               18.3
Non-interest income..           2.5           0.8                1.5              -            (1.4)                3.4
Non-interest expense.          10.0           1.8                1.8            1.4            (1.4)               13.6
Net income...........           6.0           0.3                0.2           (1.7)              -                 4.8
Wealth Management
   assets under
   management........             -             -              733.9              -               -               733.9

---------------------------
(1) Includes long-term debt-trust preferred securities for the Holding Company Activities segment.
(2) The intersegment elimination for gross loans reflects the exclusion of unearned income for management reporting purposes. The intersegment elimination for total capital reflects the elimination of the net investment in The PrivateBank (Chicago) and The PrivateBank (St. Louis) in consolidation. The intersegment eliminations include adjustments necessary for each category to agree with the related consolidated financial statements.

     The adjustments to total assets presented in the table above represent the elimination of the net investment in banking subsidiaries in consolidation, the elimination of the Company's cash that is maintained in a subsidiary bank account, the elimination of fed funds purchased and sold between

Chicago and St. Louis, the reclassification of the unearned discount on loans, the reclassification related to current and deferred taxes and the reclassification of loan fee income which is included in noninterest income for segment reporting purposes as compared to interest income for consolidated reporting purposes.

              NOTE 6--ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying values and estimated fair values of financial instruments as of June 30, 2003 have not materially changed on a relative basis from the carrying values and estimated fair values of financial instruments disclosed as of December 31, 2002.

                       NOTE 7--OTHER COMPREHENSIVE INCOME

     Change in the fair value of securities available-for-sale is presented on a net basis on the Consolidated Statement of Changes in Stockholders' Equity. The following table discloses the changes in the components of other accumulated comprehensive income for the six months ended June 30, 2003 and 2002 (in thousands):

                                                                         JUNE 30, 2003
                                                        ----------------------------------------------
                                                         BEFORE TAX                         NET OF TAX
                                                           AMOUNT         TAX BENEFIT         AMOUNT
                                                        -----------      ------------       ----------
Unrealized gains on securities available-for-sale
Unrealized holding gains, net.....................          $6,853            $2,330           $4,523
Less:  reclassification adjustment for net
   gains, included in net income.................           2,255               767            1,488
                                                            ------            ------           ------
Unrealized gains, net.............................          $4,598            $1,563           $3,035
                                                            ======            ======           ======

                                                                         JUNE 30, 2002
                                                        ----------------------------------------------
                                                         BEFORE TAX                         NET OF TAX
                                                           AMOUNT         TAX BENEFIT         AMOUNT
                                                        -----------      ------------       ----------
Unrealized gains on securities available-for-sale
Unrealized holding gains, net....................          $4,998            $1,055           $3,943
Less:  reclassification adjustment for net gains
   included in net income........................              44                 9               35
                                                           ------            ------           ------
Unrealized gains, net............................          $4,954            $1,046           $3,908
                                                           ======            ======           ======

NOTE 8-FUNDS BORROWED

     A summary of all funds borrowed and outstanding at June 30, 2003, December 31, 2002 and June 30, 2002 is presented in the table below:

   LONG TERM FUNDS BORROWED:                 CURRENT RATE    MATURITY   6/30/2003      12/31/2002      6/30/2002
   Subordinated note                             3.31%      02/11/07    $  5,000        $  5,000       $  5,000
   FHLB fixed advance (1)                        6.50%      10/23/05      26,752          26,616         25,493
                                                                        --------        --------       --------
   Total long-term funds borrowed                                       $ 31,752        $ 31,616       $ 30,493
                                                                        ========        ========       ========

   SHORT TERM FUNDS BORROWED:
   FHLB fixed advance                            1.61%      01/16/04    $  1,000        $     --       $     --
   FHLB fixed advance                            6.21%      12/05/03      30,000          30,000         30,000
   Borrowing under revolving line of
      credit facility                            3.50%      12/01/03      30,000          25,000         15,000
   FHLB fixed advance                            1.73%      11/07/03       6,000           6,000             --
   FHLB fixed advance                            2.21%      07/17/03       1,000           1,000             --
   FHLB fixed advance                            2.74%      07/17/03       1,000           1,000          1,000

   FHLB fixed advance                            2.46%      06/16/03          --             500            500

   FHLB fixed advance                            2.70%      05/08/03          --           1,000          1,000

   FHLB fixed advance                            2.98%      03/10/03          --           1,000          1,000

   FHLB fixed advance                            2.38%      01/13/03          --           1,000          1,000

   FHLB fixed advance                            5.89%      12/20/02          --              --          1,000

   FHLB fixed advance                            2.39%      11/12/02          --              --          5,000

   FHLB fixed advance                            5.33%      07/22/02          --              --          1,000
   Fed funds purchased                           1.40%         daily      52,000          98,000         65,000

   FHLB open line advance                        1.48%         daily          --           9,700             --
   Demand repurchase agreements (2)              1.00%         daily      17,681           4,138          2,506
                                                                        --------        --------       --------
   Total short-term funds borrowed                                       138,681         178,338        124,006
                                                                        --------        --------       --------
   Total funds borrowed                                                 $170,433        $209,954       $154,499
                                                                        ========        ========       ========

---------------------------
(1) This FHLB advance is subject to a fair value hedge utilizing an interest rate swap with a fair value of $2.8 million at June 30, 2003. The contractual par amount on the advance is $25.0 million.
(2) Demand repurchase agreements are a form of retail repurchase agreement offered to certain clients of The PrivateBank. Funds are swept each business day from the client's demand deposit account. These amounts are not deposits and are not insured, but are secured by a pool of securities pledged specifically for this purpose.


     In February 2002, the Company renewed the term on an $18.0 million revolving credit facility with a commercial bank originally entered into in February 2000. On April 11, 2002, the loan agreement was amended and the revolving line was increased to $25.0 million. On December 24, 2002, the loan agreement was amended to increase the revolving line to $35.0 million and to extend the maturity to December 1, 2003. The interest rate on borrowings under this revolving line resets quarterly, and is based on, at our option, either the lender's prime rate or three-month LIBOR plus 120 basis points with a floor of 3.50%. The Company has elected to pay interest based on the three-month LIBOR rate plus 120 basis points. The initial rate of interest on the revolver was 7.20%, and most recently reset to 3.50% on June 30, 2003. The collateral for this borrowing consists of the common stock of The PrivateBank (Chicago) and The PrivateBank (St. Louis), which is held in custody by the lender. As of June 30, 2003, the outstanding balance on the revolving credit facility was $30.0 million. On July 30, 2003, the outstanding balance on the line of credit was paid in full using proceeds from the common stock offering completed on July 30, 2003 (see Note 10).

     In February 2000, the Company issued a subordinated note, in the principal amount of $5.0 million as part of the purchase price for its acquisition of Johnson Bank Illinois. The interest on the subordinated note is reset each quarter based on the three-month LIBOR rate. The note is payable in full on or before February 11, 2007, and provides for certain rate escalation beginning after February 11, 2002. On February 11, 2002, the interest rate increased from LIBOR +50 basis points to LIBOR +200 basis points. This pricing is in effect until February 11, 2004, at which point the pricing increases to LIBOR +350 until maturity on February 11, 2007. The average rate of interest on the subordinated note was 3.32% during the second quarter of 2003 compared to 3.89% during 2002 and most recently reset to 3.31% on May 31, 2003. The Company has the right to repay the subordinated note at any time after giving at least 30 days, but not more than 60 days advance notice.

              NOTE 9--LONG TERM DEBT -- TRUST PREFERRED SECURITIES

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

     The trust preferred securities are recorded as a liability of the Company. The aggregate principal amount of the trust preferred securities outstanding is $20 million. As of June 30, 2003, the entire amount of the preferred securities is eligible for treatment as Tier I capital as allowed by the Federal Reserve. At June 30, 2003, the unamortized balance of the underwriting commissions paid and offering expenses was $1.1 million and is classified as part of other assets on the balance sheet. This amount is being amortized on a straight-line basis until maturity at $9,764 per quarter. The amortization is recognized as interest expense on the income statement. In the event the Company exercises its right to redeem the securities prior to maturity, any unamortized commissions would be expensed upon redemption.

                            NOTE 10--SUBSEQUENT EVENT

     On July 30, 2003, the Company completed its sale of 1.955 million shares of common stock in an underwritten public offering. The public offering price was $31.25. Net proceeds to the Company totaled approximately $57.2 million. As a result of the offering, the Company had 9,742,034 shares outstanding at July 30, 2003. The Company used a portion of the net proceeds from the offering to repay the amount outstanding under its revolving credit facility totaling $30.0 million. The remainder of the net proceeds will be used for general corporate purposes and to support growth at the subsidiary banks.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     PrivateBancorp, Inc. ("the Company") was organized as a Delaware corporation in 1989 to serve as the holding company for a Chicago-based de novo bank designed to provide highly personalized financial services primarily to affluent individuals, professionals, entrepreneurs and their business interests. Through the Company's banking subsidiaries, The PrivateBank and Trust Company ("The PrivateBank (Chicago)") and The PrivateBank (St. Louis), the Company provides its clients with traditional personal and commercial banking services, lending programs, and wealth management services. Using the European tradition of "private banking" as the model, the Company strives to develop a unique relationship with clients, utilizing a team of managing directors to serve the clients' individual and corporate banking needs, and tailoring products and services to meet such needs. Currently, the Company has seven Chicago-area offices: Downtown Chicago, Wilmette, Oak Brook, St. Charles, Lake Forest, Winnetka, and Geneva, Illinois. During 2000, the Company expanded to the St. Louis market, where it opened a new federal savings bank, The PrivateBank (St. Louis). Currently, the Company operates one location in the St. Louis market. Managing directors are strategically located at all of these locations. On December 30, 2002, The PrivateBank (Chicago) acquired an 80% controlling interest in Lodestar Investment Counsel, LLC, ("Lodestar") a Chicago-based investment adviser with $538.4 million of assets under management at June 30, 2003. Lodestar manages equity, balanced, and fixed income accounts primarily for high net-worth individuals, retirement plans and charitable organizations with investable assets generally in excess of $1.0 million, and shares a similar focus on highly personalized client service.

     For financial information regarding the Company's four separate lines of business, The PrivateBank (Chicago), The PrivateBank (St. Louis), Wealth Management and Holding Company Activities, see "Operating Segments Results" beginning on page 29 and "Note 5 -- Operating Segments" to the unaudited consolidated financial statements of the Company included on page 11.

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

CRITICAL ACCOUNTING POLICIES

     Generally accepted accounting principles are complex and require management to apply significant judgment to various accounting, reporting and disclosure matters. Management must use assumptions and estimates to apply these principles where actual measurements are not possible or practical. The Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited consolidated financial statements included herein. For a complete discussion of our significant accounting policies, see the footnotes to our Consolidated Financial Statements included on pages F-8 through F-14 in our Form 10-K/A for the fiscal year ended December 31, 2002. Below is a discussion of our critical accounting policies. These policies are critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements. Actual results could differ from those estimates. Management has reviewed the application of these policies with the Audit Committee of the Company's Board of Directors.

     For PrivateBancorp, Inc., accounting policies that are viewed as critical to us are those relating to estimates and judgments regarding the determination of the adequacy of the allowance for loan losses and the estimation of the valuation of goodwill and the useful lives applied to intangible assets.

     ALLOWANCE FOR LOAN LOSSES

     We maintain an allowance for loan losses at a level management believes is sufficient to absorb credit losses inherent in our loan portfolio. The allowance for loan losses represents our estimate of probable losses in the portfolio at each balance sheet date and is based on review of available and relevant information. The allowance contains provisions for probable losses that have been identified relating to specific borrowing relationships as well as probable losses not specifically identified that are inherent in our loan portfolio. Our allowance for loan losses is reassessed monthly to determine the appropriate level of the reserve. The amount of the allowance for loan losses is determined based on a variety of factors, including assessment of the credit risk of the loans in the portfolio, volume of loans and commitments in the portfolio, delinquent loans, evaluation of current economic conditions in the market area, actual charge-offs during the period and historical loss experience. The unallocated portion of the reserve involves the exercise of judgment by management and reflects various considerations, including management's view that the reserve should have a margin that recognizes the imprecision inherent in the process of estimating credit losses.

     Management adjusts the allowance for loan losses by recording a provision for loan losses in an amount sufficient to maintain the allowance at the level determined appropriate. Loans are charged-off when deemed to be uncollectible by management. We believe that the allowance for loan losses is adequate to provide for estimated probable credit losses inherent in our loan portfolio. The allowance for loan losses as a percentage of total loans was 1.22% as of June 30, 2003 compared to 1.20% as of December 31, 2002.

     GOODWILL AND INTANGIBLE ASSETS

     During 2001, the PrivateBank (Chicago) recorded approximately $12.2 million in goodwill in connection with the Johnson Bank Illinois acquisition. During 2002, the Company recorded $8.4 million of goodwill and $2.5 million in customer intangibles in connection with the Lodestar Investment Counsel, LLC acquisition. Intangible assets are amortized over an estimated useful life of 15 years. Effective January 1, 2002, the Company adopted FAS No. 142, which requires that goodwill and intangible assets that have indefinite lives no longer be amortized but be reviewed for impairment annually, or more frequently if certain indicators arise. Prior to the adoption of FAS No. 142, goodwill was being amortized using the straight-line method over a period of 15 years. The Company did not incur any goodwill impairment in 2002 in adopting FAS 142. The Company performs an annual impairment test of goodwill each year. Impairment losses on recorded goodwill will be recorded as operating expenses.

     Goodwill at June 30, 2003 was $19.2 million compared to a similar amount of $19.2 million at December 31, 2002, excluding the Lodestar customer intangible assets of $2.5 million. The acquisition of Lodestar on December 30, 2002, increased goodwill by $8.4 million and Lodestar customer intangible assets by $2.5 million. Amortization expense related to the Lodestar customer intangible assets is expected to be recorded in the amount of $167,000 each year for 15 years.

    RESULTS OF OPERATIONS -THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002

NET INCOME

     Net income for the second quarter ended June 30, 2003, was $4.6 million, up 77% compared to second quarter 2002 net income of $2.6 million. Earnings per diluted share increased 70% to $0.56 per diluted share in the second quarter 2003 compared to $0.33 per diluted share in the second quarter 2002. Net income for the six months ended June 30, 2003, increased to $8.2 million, or $1.01 per diluted share, compared to $4.8 million, or $0.62 per diluted share, for the same period last year, reflecting diluted earnings per share improvement of 63%.

    The improvement in earnings per diluted share for the three and six months ended June 30, 2003 as compared to the prior year periods reflects a significant increase in noninterest income primarily due to increased gains on the sale of securities and increased net interest income primarily due to growth in earning assets at both of the bank subsidiaries. The increases in net interest income and non-interest income have outpaced the increases in non-interest expenses for the 2003 periods as compared to the prior year periods. The acquisition of Lodestar in December 2002 contributed to higher non-interest income and non-interest expense during 2003.

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

     Net interest income was $12.6 million during the three months ended June 30, 2003 compared to $10.0 million for the second quarter 2002, an increase of 26%, and a decrease of 3% compared to the first quarter 2003. Average earning assets during the second quarter 2003 were $1.6 billion, compared to $1.2 billion in the prior year quarter, an increase of 31%. Net interest margin (on a tax equivalent basis) was 3.33% in the second quarter 2003, down from 3.53% in the prior year second quarter and down from 3.68% in the first quarter of 2003. Approximately half of the sequential quarter margin compression was due to an additional $45.0 million investment in Federal Home Loan Bank ("FHLB") stock that was made in May 2003. Recognition of dividends on the recently acquired FHLB stock lag the purchase date due to the timing of the FHLB dividend declaration. The dividend earned on this stock is paid in the subsequent quarter, negatively impacting net interest margin in the current quarter due to the larger average outstanding balance with no interest component seemingly earned, and positively affecting margin in the following quarter. In the second quarter 2003, the addition of FHLB stock with no corresponding income impact reduced margin by 11 basis points. The remaining margin compression was due to the combined impact of accelerated amortization on our mortgage-backed and collateralized mortgage obligation securities ("CMO"), lower loan yields and the sale of a higher yielding security in our investment portfolio, resulting in lower overall yields on investment securities.

     Net interest income on a tax equivalent basis was $27.0 million during the six months ended June 30, 2003 compared to $19.8 million for the same period in 2002, an increase of 36%. Net interest margin (on a tax equivalent basis) was 3.49% for the six months ended June 30, 2003, up from 3.36% in the prior year period. The improvement in net interest margin during the six months ended June 30, 2003 as compared to the same period in 2002 was primarily attributable to reductions in the rates paid on our interest bearing liabilities, which more than offset the declines in the rates earned on interest yielding assets. During 2003, continued declines in market rates of interest have negatively impacted yields on investment securities. However, our loan portfolio has benefited from the utilization of interest rate floors that have been incorporated into a large percentage of our lending arrangements and have protected our loan yields in this low interest rate environment. The continued declines in market interest rates have allowed us to continue to reduce deposit rates and have resulted in lower rates paid on our borrowed funds for the six months ended June 30, 2003 as compared to the same period in 2002.

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

     The following tables present a summary of our net interest income and related net interest margin, calculated on a tax equivalent basis (dollars in thousands):

                                                               THREE MONTHS ENDED JUNE 30,
                                      --------------------------------------------------------------------------
                                                      2003                                    2002
                                      ------------------------------------   -----------------------------------
                                        AVERAGE                                AVERAGE
                                       BALANCE(1)   INTEREST       RATE       BALANCE(1)    INTEREST      RATE
                                      ----------    -------       ------     -----------    --------     -------
Fed funds sold and other
   short-term investments.........     $    9,765     $    31      1.04%      $    1,964       $     8     1.76%
Investment securities (taxable)...        387,942       3,451      3.53%         268,131         3,340     4.99%
Investment securities
   (non-taxable)(2)...............        140,002       2,439      6.97%         125,785         2,336     7.43%
Loans, net of unearned
   discount(3)....................      1,047,043      15,208      5.78%         817,370        12,665     6.16%
                                       ----------     -------                 ----------       -------
Total earning assets..............     $1,584,752     $21,129      5.30%      $1,213,250       $18,349     6.03%
                                       ==========     =======                 ==========       =======
Interest-bearing deposits.........     $1,287,331     $ 6,140      1.91%      $  960,628       $ 5,741     2.40%
Funds borrowed....................        157,485       1,204      3.02%         144,576         1,353     3.70%
Trust preferred securities........         20,000         485      9.70%          20,000           485     9.70%
                                       ----------     -------                 ----------       -------
Total interest-bearing liabilities     $1,464,816       7,829      2.14%      $1,125,204         7,579     2.69%
                                       ==========     -------                 ==========       -------
Tax equivalent net interest income                    $13,300                                  $10,770
                                                      =======                                  =======
Net interest spread(4)............                                 3.16%                                   3.34%
Net interest margin(5)(6).........                                 3.33%                                   3.53%

                                                               SIX MONTHS ENDED JUNE 30,
                                      --------------------------------------------------------------------------
                                                      2003                                    2002
                                      ------------------------------------   -----------------------------------
                                        AVERAGE                                AVERAGE
                                       BALANCE(1)   INTEREST       RATE       BALANCE(1)    INTEREST      RATE
                                      ----------    -------       ------     -----------    --------     -------
Fed funds sold and other
   short-term investments.........     $   10,794    $    56      1.03%      $    2,846     $    25     1.78%
Investment securities (taxable)...        369,815      7,243      3.90%         256,023       6,203     4.85%
Investment securities
   (non-taxable)(2)...............        134,502      4,721      7.02%         117,852       4,367     7.41%
Loans, net of unearned
   discount(3)....................      1,023,807     30,375      5.93%         799,314      24,813     6.21%
                                       ----------    -------                 ----------     -------
Total earning assets..............     $1,538,918    $42,395      5.51%      $1,176,036     $35,408     6.03%
                                       ==========    =======                 ==========     =======
Interest-bearing deposits.........     $1,234,814    $11,917      1.95%      $  931,931     $11,954     2.59%
Funds borrowed....................        174,780      2,516      2.86%         140,302       2,662     3.77%
Trust preferred securities........         20,000        970      9.70%          20,000         970     9.70%
                                       ----------    -------                 ----------     -------
Total interest-bearing liabilities     $1,429,594    $15,403      2.17%      $1,092,233     $15,586     2.87%
                                       ==========    -------                 ==========     =======
Tax equivalent net interest income                   $26,992                                $19,822
                                                     =======                                =======
Net interest spread(4)............                                3.34%                                 3.16%
Net interest margin(5)(6).........                                3.49%                                 3.36%

---------------------------
(1)  Average balances were generally computed using daily balances.
(2) Interest income on tax-advantaged investment securities reflects a tax equivalent adjustment based on a marginal federal corporate tax rate of 34%. The total tax equivalent adjustment reflected in the above table is approximately $742,000 and $790,000 in the second quarters of 2003 and 2002, respectively, and $1.4 million and $1.5 million for the six months ended June 30, 2003 and 2002, respectively.
(3) Nonaccrual loans are included in the average balances and do not have a material effect on the average yield. Interest due on non-accruing loans was not material for the periods presented.
(4) Yield on average interest-earning assets less rate on average interest-bearing liabilities.
(5) Net interest income, on a tax-equivalent basis, divided by average interest-earning assets.
(6) The company adjusts GAAP reported net interest income by the tax equivalent adjustment amount to account for the tax attributes on federally tax exempt municipal securities. For GAAP purposes, tax benefits associated with federally tax-exempt municipal securities are reflected in income tax expense. The following table reconciles reported net interest income to net interest income on a tax equivalent basis for the periods presented:

     RECONCILIATION OF QUARTER NET INTEREST INCOME TO QUARTER NET INTEREST INCOME ON A
                                  TAX EQUIVALENT BASIS
                                                          2Q03          2Q02
                                                        -------       -------
     Net interest income.............................   $12,558       $ 9,980
     Tax equivalent adjustment to net interest income       742           790
                                                        -------       -------
     Net interest income, tax equivalent basis.......   $13,300       $10,770
                                                        =======       =======


     RECONCILIATION OF YEAR TO DATE NET INTEREST INCOME TO YEAR TO DATE NET INTEREST
                             INCOME ON A TAX EQUIVALENT BASIS

                                                        6/30/03       6/30/02
                                                        -------       -------
     Net interest income.............................   $25,555       $18,344
     Tax equivalent adjustment to net interest income     1,437         1,478
                                                        -------       -------
     Net interest income, tax equivalent basis.......   $26,992       $19,822
                                                        =======       =======


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

                        THREE MONTHS ENDED JUNE 30, 2003
                  COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

                                                                                    CHANGE        CHANGE
                                                                    CHANGE DUE      DUE TO        DUE TO        TOTAL
                                                                     TO RATE        VOLUME         MIX          CHANGE
                                                                    ----------     --------       -------       ------
                                                                                    (DOLLARS IN THOUSANDS)
Interest Income/ Expense from:
Fed funds sold and other short-term investments.............           $    (2)      $    34       $   (9)      $    23
Investment securities (taxable).............................              (976)        1,491         (404)          111
Investment securities (non-taxable)(1)......................              (145)          263          (15)          103
Loans, net of unearned discount.............................              (776)        3,527         (208)        2,543
                                                                       -------       -------       ------       -------
   Total tax equivalent interest income(1)..................           $(1,899)      $ 5,315       $ (637)      $ 2,780
                                                                       -------       -------       ------       -------
Interest-bearing deposits...................................           $(1,166)      $ 1,955       $ (390)      $   399
Funds borrowed..............................................              (244)          119          (24)         (149)
Trust Preferred Securities..................................                --            --           --            --
                                                                       -------       -------       ------       -------
   Total interest expense...................................           $(1,410)      $ 2,074       $ (415)      $   250
                                                                       -------       -------       ------       -------
Net tax equivalent interest income(1).......................           $  (489)      $ 3,241       $ (222)      $ 2,530
                                                                       =======       =======       ======       =======


                         SIX MONTHS ENDED JUNE 30, 2003
                   COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

                                                                                    CHANGE        CHANGE
                                                                    CHANGE DUE      DUE TO        DUE TO        TOTAL
                                                                     TO RATE        VOLUME         MIX          CHANGE
                                                                    ----------     --------       -------       ------
                                                                                    (DOLLARS IN THOUSANDS)
Interest Income/ Expense from:
Fed funds sold and other short-term investments.............           $   (11)      $    70      $   (28)      $    31
Investment securities (taxable).............................            (1,201)        2,737         (496)        1,040
Investment securities (non-taxable)(1)......................              (227)          612          (31)          354
Loans, net of unearned discount.............................            (1,095)        6,913         (256)        5,562
                                                                       -------       -------      -------       -------
   Total tax equivalent interest income(1)..................           $(2,534)      $10,332      $  (811)      $ 6,987
                                                                       -------       -------      -------       -------
Interest-bearing deposits...................................           $(2,975)      $ 3,890      $  (952)      $   (37)

Funds borrowed..............................................              (631)          645         (160)         (146)
Trust Preferred Securities..................................                --            --           --            --
                                                                       -------       -------      -------       -------
   Total interest expense...................................           $(3,606)      $ 4,535      $(1,112)      $  (183)
                                                                       -------       -------      -------       -------
Net tax equivalent interest income(1).......................           $ 1,072       $ 5,797      $   301       $ 7,170
                                                                       =======       =======      =======       =======

---------------------------
(1) Interest income on tax-advantaged investment securities reflects a tax equivalent adjustment based on a marginal federal corporate tax rate of 34%. The total tax equivalent adjustment reflected in the above table is approximately $742,000 and $790,000 in the second quarters of 2003 and 2002, respectively, and $1.4 million and $1.5 million for the six months ended June 30, 2003 and 2002, respectively.


PROVISION FOR LOAN LOSSES

     The changes recorded in the components of the allowance for loan losses resulted in a provision for loan losses of $730,212 for the three months ended June 30, 2003 compared to $1.6 million for the comparable period in 2002. Net charge-offs totaled $182,000 for the quarter ended June 30, 2003 versus net charge-offs of $490,000 for the second quarter of 2002 and net charge offs of $70,000 for the quarter ended March 31, 2003.

     For the six months ended June 30, 2003, the provision for loan losses was $1.7 million compared to $2.1 million for the year earlier period. For the six months ended June 30, 2003, net charge-offs totaled $252,000 versus net charge-offs of $517,000 in the year earlier period.

     The decrease in the provision for loan losses during the six months ended June 30, 2003 as compared to the prior year period reflects the impact of lower charge offs that have been recognized in 2003 as compared to the same period in 2002. Additionally, during 2002 larger provisions were recorded to reflect the credit outlook in that period based on a review of economic developments and the weakening of credit quality of certain borrowers as reflected by risk rating downgrades. During 2002 loss factors for residential real estate and personal loans were adjusted downward while loss factors for commercial real estate and construction loans were increased to reflect management's evaluation of the current economic conditions and its impact on the various sectors of the loan portfolio.

     A discussion of the allowance for loan losses and the factors management considers in assessing the adequacy of the allowance begins on page 32.

NON-INTEREST INCOME

     Non-interest income was $4.4 million in the second quarter of 2003, reflecting an increase of approximately $2.4 million or 114% from the second quarter of 2002. Non-interest income was $6.9 million for the six months ended June 30, 2003, reflecting an increase of $3.5 million or 102% as compared to non-interest income of $3.4 million for the same period in 2002.

     The increase in non-interest income for the six months ended June 30, 2003 was attributable primarily to net securities gains of $2.3 million, reduced by a trading loss on an interest rate swap of $1.3 million, the inclusion of $1.5 million of Lodestar revenue as well as increases in fee income resulting from the sale of residential mortgages in the secondary market.

     The following table presents the breakdown of fee income for the periods presented:

                                               THREE MONTHS ENDED             SIX MONTHS ENDED
                                             ----------------------       -----------------------
                                                    JUNE 30,                      JUNE 30,
                                             ----------------------       -----------------------
                                               2003           2002          2003           2002
                                             --------       -------       --------       --------
Residential real estate secondary
   market fees.........................        $1,037         $  503        $1,818         $  905
Trust fee revenue......................           824            777         1,583          1,502
Lodestar asset management revenue......           756             --         1,482             --
Banking and other services.............           415            374           723            647
Bank owned life insurance..............           149            148           276            290
                                               ------         ------        ------         ------
   Total banking, wealth management
      services and other income........        $3,181         $1,802        $5,882         $3,344
                                               ======         ======        ======         ======


    Sales of residential real estate loans generated $1.0 million of income during the second quarter 2003 compared to $503,000 during the prior year quarter primarily due to increased volume of loans sold as a result of continued strong demand for residential real estate loans. For the six months ended June 30, 2003, sales of newly originated residential real estate loans generated $1.8 million of income as compared to $905,000 in the year earlier period, an increase of 101%.

    Trust fee revenue increased by 6% to $824,000 during the second quarter
2003 as compared to $777,000 in the prior year quarter. Of this amount, approximately $477,000 was revenue generated from wealth management services provided to those clients where a third-party investment manager is utilized. For the three months ended June 30, 2003, we paid $195,000 to third-party investment managers. These fees are included in the professional fees category of non-interest expense. Trust fee revenue for the six months ended June 30, 2003 was $1.6 million compared to $1.5 million in the year earlier period. Of this amount, approximately $871,000 represents revenue generated from the wealth management services provided to those clients where a third-party investment manager is utilized. A portion of these fees are used to pay third-party investment managers, the remaining amount of the fee is utilized to cover costs associated with administering other aspects of the wealth management services that we provide to these clients. For the six months ended June 30, 2003, we paid approximately $322,000 to third-party investment managers. The increase in trust fees over the prior year period reflects a favorable shift in the mix of accounts towards higher fee structures as the addition of new business largely offset reductions in existing assets under management due to equity market declines experienced over the past year.

    Lodestar asset management revenue totaled approximately $756,000 for the second quarter ended June 30, 2003. For the six months ended June 30, 2003, Lodestar asset management revenue totaled approximately $1.5 million. Wealth management assets under management were $1.3 billion at June 30, 2003 compared to $733.9 million at June 30, 2002 and $1.2 billion at December 31, 2002. Of this amount, Lodestar had $538.4 million of assets under management at June 30, 2003 and $481.9 at December 31, 2002.

     During the second quarter of 2003, we recognized income of $149,000 related to the increased cash surrender value of a bank owned life insurance (BOLI) policy that was entered into in the fourth quarter of 2001 as compared to relatively similar levels of income in the second quarter 2002. This policy covers certain higher-level employees who are deemed to be significant contributors to the company. All employees included in this policy are aware and have consented to the coverage. The cash surrender value of BOLI at June 30, 2003 was $11.0 million and is included in other assets on the balance sheet.

     During the second quarter 2003, we recognized a gain of $2.4 million on the sale of a single $10.0 million corporate bond from our available-for-sale investment security portfolio. The value of the security increased as a result of declines in interest rates during the quarter. The proceeds from the sale have been invested in assets that management believes will be impacted to a lesser degree by rising interest rates. Securities gains and losses for the second quarter 2003 also include a permanent impairment write-down of $210,000 on the Company's interest-only CMO investments. Continued low levels of market interest rates during the second quarter 2003 resulted in accelerated mortgage prepayments, which further impaired the fair value of our interest-only CMO securities. Our remaining investment in interest-only CMO securities was approximately $120,000 as of June 30, 2003.

          Included in non-interest income for the 2003 period are trading losses recorded to reflect the fair market value adjustment on an interest rate swap. This interest rate swap was entered into during the third quarter of 2002 in order to hedge a portion of the Company's investment in long-term municipal bonds. The change in the fair market value of the swap is recognized in earnings and results in a loss because of continued declines in market rates of interest during the period. For the three months ended June 30, 2003, the trading loss totaled $1.1 million and for the six months ended June 30, 2003, the trading loss totaled $1.3 million.

NON-INTEREST EXPENSE

                                                  THREE MONTHS ENDED              SIX MONTHS ENDED
                                                 --------------------           --------------------
                                                       JUNE 30,                       JUNE 30,
                                                 --------------------           --------------------
                                                  2003          2002             2003          2002
                                                 ------        ------           ------        ------
                                                    (IN THOUSANDS)                 (IN THOUSANDS)
Salaries and employee benefits..........         $5,070       $ 3,469         $ 9,848        $ 6,683
Occupancy...............................          1,270         1,206           2,689          2,345
Professional fees.......................          1,069         1,027           2,353          1,918
Marketing...............................            509           374             995            739
Data processing.........................            368           374             761            682
Postage, telephone and delivery.........            212           163             424            321
Office supplies and printing............            137            61             297            114
Insurance...............................            146           106             314            199
Amortization of intangible..............             42             -              84              -
Other expense...........................            933           333           1,410            584
                                                 ------       -------         -------       --------
Total non-interest expense..............         $9,756       $ 7,113         $19,175       $ 13,585
                                                 ======       =======         =======       ========


     Non-interest expense increased to $9.8 million in the second quarter of 2003 from $7.1 million in the second quarter of 2002, an increase of 37%. For the six months ended June 30, 2003, non-interest expense increased 41% to $19.2 million from $13.6 million in the prior period.

     The increase in non-interest expense between the periods is attributable primarily to increased costs associated with continued growth of the organization and the operations of Lodestar as well as the recognition in the second quarter of a fraud loss of $400,000 in connection with a check fraud scheme involving a new account deposit. Our efficiency ratio remained relatively unchanged at 55.0% for the second quarter 2003 as compared to 55.4% for the second quarter 2002. On a tax-equivalent basis, this ratio indicates that in the second quarter of 2003, we spent 55.0 cents to generate each dollar of revenue, compared to 55.4 cents in the second quarter of 2002. Our efficiency ratio declined to 56.7% for the six months ended June 30, 2003 as compared to 58.5% for the same period in 2002. During the remainder of 2003, we expect to maintain a range of 55% to 60% for our level of operating efficiency. The efficiency ratio is equal to non-interest expense divided by the sum of net interest income on a tax equivalent basis plus non-interest income. Please refer to footnote 6 on page 24 for a reconciliation of net interest income to net interest income on a tax equivalent basis.

     Salaries and benefits increased to $5.1 million, or 46% during the second quarter 2003 as compared to the year ago quarter, reflecting the increased level of full-time equivalent employees to 194 people at June 30, 2003 from 181 people at June 30, 2002. Salaries and benefits increased to $9.8 million, or 47% during the six months ended June 30, 2003 as compared to the year ago period. The increase is due primarily to overall growth in the organization and the addition of six Lodestar employees in the fourth quarter of 2002.

     Occupancy expense increased to $1.3 million during the second quarter 2003, reflecting an increase of 5% over the prior year quarter. Occupancy expense increased to $2.7 million during the six months ended June 30, 2003, reflecting an increase of 15% over the prior year period. The increase in occupancy expense compared to prior year periods reflects the increase of additional floor space that is being leased in our downtown Chicago location as well as the Lodestar office space.

     Professional fees, which include legal, accounting, consulting services and investment management fees, increased to $1.1 million during the second quarter of 2003, reflecting a slight increase of 4% over the prior year quarter. Professional fees increased to $2.4 million, or 23%, during the six months ended June 30, 2003, compared to the prior year period. The increase in professional fees is primarily attributable to higher legal, accounting and information systems consultation services as well as consulting fees paid for the management of our investment portfolio from February to May 2003.

     Insurance expense increased 38% during the second quarter 2003 over the prior year quarter and 58% for the six months ended June 30, 2003 due to the increased cost of insurance in the marketplace, and the renewal of our annual insurance coverage, which was previously under a three-year contract that expired in June 2002.

     In April 2003, The PrivateBank (Chicago) suffered a potential loss of $400,000 in a check fraud scheme involving a new account deposit. On June 27, 2003, the Company received a letter from its insurance carrier declining coverage for the loss. As a result, the Company recorded a second quarter 2003 charge of $400,000, which accounts for a significant portion of the increase in other expense of non-interest expense. The Company is continuing to pursue recovery of the fraud loss in excess of the $150,000 deductible from its insurance carrier.

     During the first six months of 2003, we amortized $82,000 in intangible assets related to our acquisition of a controlling interest in Lodestar.

INCOME TAXES

     The following table shows our income before income taxes, applicable income taxes and effective tax rate for the six months ended June 30, 2003 and 2002, respectively (in thousands):

                                               SIX MONTHS ENDED
                                                   JUNE 30,
                                          -----------------------
                                            2003            2002
                                          -------          ------
         Income before taxes..........    $11,465          $6,027
                                          -------          ------
         Income tax provision.........      3,249           1,273
         Effective tax rate...........       28.3%           21.1%


     The effective income tax rate varies from statutory rates principally due to certain interest income, which is tax-exempt for federal or state purposes, and certain expenses, which are disallowed for tax purposes. The higher effective tax rate for the six months ended June 30, 2003 as compared to the prior year period reflects growth in pretax income of 90% that has outpaced the growth on our federally tax-exempt municipal bonds income. Federally tax-exempt municipal bonds increased to $156.2 million as of June 30, 2003, a 22% increase from $128.0 million at June 30, 2002. In addition, the higher effective tax rate for the six months ended June 30, 2003 as compared to the prior year period is also attributable to the increased profitability of The PrivateBank St. Louis for 2003 relative to 2002 and has resulted in increased Missouri state tax expense requirements.

OPERATING SEGMENTS RESULTS

     As described in Note 5 to the consolidated financial statements included in this report, the Company's operations consist of four primary business segments:
The PrivateBank (Chicago), The PrivateBank (St. Louis), Wealth Management and Holding Company Activities.

    The profitability of The PrivateBank (Chicago) is primarily dependent on the net interest income, provision for loan losses, non-interest income and non-interest expense. Net income for The PrivateBank (Chicago) for the six months ended June 30, 2003 increased 50% to $9.1 million from $6.0 million for the six months ended June 30, 2002. The growth in net income for the period resulted from improvements in net interest income, which was driven by increases in loans and investments. The improvement in net interest income and non-interest income for the six months ended June 30, 2003 more than offset increases in operating expenses associated with continued growth of The PrivateBank (Chicago). Net interest income for The PrivateBank (Chicago) for the six months ended June 30, 2003 increased to $22.6 million from $17.7 million, or 28%, primarily due to growth in earning assets.

The PrivateBank (Chicago)'s investment in FHLB stock increased by approximately $51.9 million during 2003 and continues to have a positive impact on the yield on earning assets during 2003.

     Total loans increased by 23%, or $174.3 million, to $942.7 million at June 30, 2003 as compared to total loans of $768.4 million at June 30, 2002. The majority of the loan growth for the six months ended June 30, 2003 occurred in the commercial real estate and construction loan categories. Total deposits increased by 32% to $1.3 billion at June 30, 2003, from $991.1 at June 30, 2002. Growth in money market deposits, jumbo certificates of deposits, non-interest bearing deposits and increased utilization of brokered deposits accounted for the majority of the deposit growth.

    Net income for The PrivateBank (St. Louis) for the six months ended
June 30, 2003 increased by $548,000 to $826,000 as compared to $278,000 in the prior year period. This growth in net income resulted from increases in net interest income and non-interest income, which more than offset increases in operating expenses. Increased fee income from the sale of residential real estate loans continues to have a significant positive impact on The PrivateBank (St. Louis). Net interest income for The PrivateBank (St. Louis) for the six months ended June 30, 2003 increased to $2.5 million from $1.9 million in the prior year period, an increase of 35%, primarily due to growth in earning assets.

     Total loans increased 27% to $125.9 million at June 30, 2003 from $99.0 million at June 30, 2002, due primarily to growth in commercial real estate and residential real estate loans categories. Commercial and personal loans also contributed to the increase in loans but to a lesser extent as compared to the growth in the commercial and residential real estate categories. Total deposits increased by $60.1 million to $143.8 million at June 30, 2003 from $83.7 million at June 30, 2002. The majority of the deposit growth at The PrivateBank (St. Louis) was due to increased money market deposits and the continued growth of brokered deposits during six months ended June 30, 2003 as compared to the prior year period.

     Wealth management includes investment management, personal trust and estate services, custodial services, retirement accounts and brokerage and investment services. Wealth management assets under management increased by $531.0 million to $1.3 billion at June 30, 2003, as compared to $733.9 million at June 30, 2002, due primarily to our acquisition of Lodestar. Excluding Lodestar, trust assets under administration for the Wealth Management segment were $726.6 million at June 30, 2003, compared to $733.9 million as of June 30, 2002. Lodestar assets under management were $538.4 million as of June 30, 2003. Excluding Lodestar, trust fee revenue generated by the Wealth Management Segment was $1.6 million compared to $1.5 million for the six months ended June 30, 2002. Revenue generated by Lodestar for six months ended June 30, 2003 added $1.5 million for a total of $3.1 million in wealth management revenue generated in the six months ended June 30, 2003. Net income for six months ended June 30, 2003 for our Wealth Management segment was $242,000 as compared to $236,000 for the six months ended June 30, 2002. Lodestar contributed net income of approximately $216,000 (net of taxes) to the Wealth Management segment during the six months ended June 30, 2003. The decrease in the net income contribution of the trust area for the six months ended June 30, 2003 compared to prior year period is attributable primarily to investments in trust personnel which have been made to support planned growth in the trust area of our Wealth Management segment.

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

     The Holding Company Activities segment reported a net loss of $2.0 million for the six months ended June 30, 2003 as compared to $1.7 million for the six months ended June 30, 2002. The increase in the amount of the net loss reported for 2003 as compared to prior year period reflects the increased amount of borrowings recorded at the Holding Company Activities segment. Total borrowings including trust preferred securities at the Holding Company were $55.0 million at June 30, 2003, compared to $40.0 million at June 30, 2002.

                               FINANCIAL CONDITION

TOTAL ASSETS

     Total assets increased to $1.8 billion at June 30, 2003, an increase of $216.3 million, or 14% over total assets of $1.5 billion at December 31, 2002, and an increase of $427.7 million, or 32% over $1.3 billion of total assets at June 30, 2002. The balance sheet growth during the six months ended June 30, 2003 was accomplished mainly through loan growth throughout the Company and growth in the investment securities portfolio. The growth in assets was funded primarily through increases in brokered deposits and to a lesser extent, from growth in core deposits.

LOANS

     Total loans increased to $1.1 billion, an increase of $101.3 million, or 10%, from $965.6 million at December 31, 2002 and an increase of $201.1 million, or 23%, from $865.8 million at June 30, 2002.

     Loan growth since June 30, 2002 has occurred primarily in the commercial real estate and construction loan categories. The PrivateBank (St. Louis) had loans outstanding of $125.9 million as of June 30, 2003, which reflects growth of $21.2 million, or 20%, since December 31, 2002. The remaining loan growth of $80.1 million during the first six months of 2003 was generated by The PrivateBank (Chicago). Loan volume at The PrivateBank (Chicago) offices increased 9% at June 30, 2003 as compared to December 31, 2002 loan levels.

     The following table sets forth the composition of our loan portfolio net of unearned discount by category (in thousands) at the following dates:

                                                           JUNE 30,          DECEMBER 31,          JUNE 30,
                                                             2003                2002                2002
                                                          -----------         ----------           --------
LOANS
Commercial real estate............................        $  524,208           $452,703            $382,581
Residential real estate...........................            70,858             72,289              90,478
Commercial........................................           162,235            165,993             156,404
Personal(1).......................................           152,504            151,452             135,178
Construction......................................           157,114            123,204             101,137
                                                          ----------           --------            --------
   Total loans, net of unearned discount..........        $1,066,919           $965,641            $865,778
                                                          ==========           ========            ========

---------------------------
(1) Includes home equity loans and overdraft lines.


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

     We maintain an allowance for loan losses at a level management believes is sufficient to absorb credit losses inherent in our loan portfolio. The allowance for loan losses represents our estimate of probable losses in the portfolio at each balance sheet date based on review of available and relevant information, including probable losses that have been identified relating to specific borrowing relationships, as well as probable losses inherent in the loan portfolio and credit undertakings that are not specifically identified. Management's application of the methodology for determining the allowance for loan losses resulted in an allowance for loan losses of $13.0 million at June 30, 2003 compared with $9.9 million at June 30, 2002. We believe that the allowance for loan losses is adequate to provide for estimated probable credit losses inherent in our loan portfolio.

     The allowance for loan losses as a percentage of total loans was 1.22% at June 30, 2003, 1.20% at December 31, 2002 and 1.14% at June 30, 2002. Net
charge-offs totaled $252,000 for the six months ended June 30, 2003 versus net charge-offs of $517,000 in the year earlier period. The provision for loan losses was $1.7 million for the six months ended June 30, 2003, versus $2.1 million for the six months ended June 30, 2002.

     Following is a summary of changes in the allowance for loan losses for the six months ended June 30, 2003 and 2002 (in thousands):

                                                    2003            2002
                                                 ----------      ----------
Balance, January 1..............................  $11,585          $8,306
Provisions charged to earnings..................    1,686           2,120
Loans charged-off, net of recoveries............     (252)           (517)
                                                  -------          ------
Balance, June 30................................  $13,019          $9,909
                                                  =======          ======

     Under our methodology, the allowance for loan losses is comprised of the following components:

SPECIFIC COMPONENT OF THE RESERVE

     The specific component of the reserve is determined on a loan-by-loan basis as part of a regular review of our loan portfolio. The Company utilizes a loan rating system to assist in developing an internal problem loan identification system ("Watch List") as a means for identifying and reporting non-performing and potential problem loans. These loans are allocated specifically identified reserves based on the loan ratings assigned to individual loans. The specific reserve is based on a loan's current book value compared to the present value of its projected future cash flows, collateral value or market value, as is relevant for the particular loan.

    The portion of the provision related to the specific component of the reserve was approximately $457,000 during the first six months of 2003 resulting in an increase in this component of $205,000 after giving effect to $252,000 in charge offs during the period. The specific component of the reserve consists of individual credit relationships that have been allocated specifically identified reserves based on the loan ratings assigned to individual loans and other extensions of credit.

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

     The portion of the provision related to the allocated inherent component of the reserve was $865,000 during the first six months of 2003. This reserve primarily reflects the increase in volume in our commercial real estate loan portfolio and construction loan portfolio. During 2003, loss factors applied to the allocated inherent component of the reserve have not changed from December 31, 2002 levels.

UNALLOCATED INHERENT COMPONENTS OF THE RESERVE

     The unallocated portion of the inherent component of the reserve is based on management's review of other factors affecting the determination of probable losses inherent in the portfolio, which are not necessarily captured by the application of loss factors. This portion of the reserve analysis involves the exercise of judgment and reflects consideration such as management's view that the reserve should have a margin that recognizes the imprecision inherent in the process of estimating credit losses. The unallocated inherent component of the reserve takes into account an increasingly more complex loan portfolio and growth in the dollar amount of individual credit exposures. The growth and complexity of the loan portfolio exposes us to larger individual charge-offs. The measure of imprecision has increased with this growth and poses greater risk to the Company that losses could exceed our estimates. As a result, management has elected to increase the unallocated inherent component of the reserve. The portion of the provision related to the unallocated inherent component of the reserve was $363,000 for the first six months of 2003


NONPERFORMING LOANS

     The following table classifies our non-performing loans as of the dates shown:


                                             6/30/03       3/31/03       12/31/02      9/30/02       6/30/02
                                            ---------     --------      ----------    ---------     ---------
                                                                 (DOLLARS IN THOUSANDS)
Nonaccrual loans......................        $  889        $1,483        $  749        $  430        $  649
Loans past due 90 days or more........         1,849         2,032           650         2,549         2,518
                                              ------        ------        ------        ------        ------
Total nonperforming loans.............         2,738         3,515         1,399         2,979         3,167
                                              ------        ------        ------        ------        ------
Total nonperforming assets............        $2,738        $3,515        $1,399        $2,979        $3,167
                                              ======        ======        ======        ======        ======
Total nonaccrual loans to total loans.         0.080%        0.146%        0.078%        0.047%        0.075%
Total nonperforming loans to total
   loans..............................          0.26%         0.35%         0.14%         0.33%         0.37%
Total nonperforming assets to total
   assets.............................          0.16%         0.22%         0.09%         0.21%         0.24%

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

     Nonaccrual loans were $889,000 at June 30, 2003 as compared to $749,000 at December 31, 2002 and $649,000 at June 30, 2002. Nonaccrual loans increased by $140,000 since December 31, 2002. Loans delinquent over 90 days increased by $1.2 million since December 31, 2002.

INVESTMENT SECURITIES

     The amortized cost and the estimated fair value of securities at June 30, 2003 and December 31, 2002, were as follows (in thousands):

                                                        INVESTMENT SECURITIES -- AVAILABLE-FOR-SALE
                                                -------------------------------------------------------------
                                                                       JUNE 30, 2003
                                                -------------------------------------------------------------
                                                                     GROSS           GROSS
                                                AMORTIZED         UNREALIZED       UNREALIZED       ESTIMATED
                                                  COST               GAINS           LOSSES        FAIR VALUE
                                                ---------         ----------       ----------       ---------
U.S. government agency mortgage
   backed securities and collateralized
   mortgage obligations..................         $196,008         $  3,412        $  (436)         $198,984
Corporate collateralized mortgage
   obligations...........................           10,867              308             --            11,175
Tax exempt municipal securities..........          141,873           14,389            (42)          156,220
Taxable municipal securities.............            3,865               40             --             3,905
Federal Home Loan Bank stock.............          207,512               --             --           207,512
Other....................................            3,648              299             --             3,947
                                                  --------          -------        -------          --------
Total....................................         $563,773          $18,448        $  (478)         $581,743
                                                  ========          =======        =======          ========


                                                        INVESTMENT SECURITIES -- AVAILABLE-FOR-SALE
                                                -------------------------------------------------------------
                                                                     DECEMBER 31, 2002
                                                -------------------------------------------------------------
                                                                     GROSS           GROSS
                                                AMORTIZED         UNREALIZED       UNREALIZED       ESTIMATED
                                                  COST               GAINS           LOSSES        FAIR VALUE
                                                -------------------------------------------------------------
U.S. government agency mortgage
   backed securities and collateralized
   mortgage obligations..................         $155,510          $ 3,132          $(248)         $158,394
Corporate collateralized mortgage
   obligations...........................           18,166              509             --            18,675
Tax exempt municipal securities..........          126,504            8,332             --           134,836
Taxable municipal securities.............            4,583              114             --             4,697
Federal Home Loan Bank stock.............          155,606               --             --           155,606
Other....................................           13,279            1,533             --            14,812
                                                  --------          -------        -------          --------
Total....................................         $473,648          $13,620          $(248)         $487,020
                                                  ========          =======        =======          ========

     All securities are classified as available-for-sale and may be sold as part of our asset/liability management strategy in response to changes in interest rates, liquidity needs or significant prepayment risk. Securities available-for-sale are carried at fair value, with related unrealized net gains or losses, net of deferred income taxes, recorded as an adjustment to equity capital. At June 30, 2003, net unrealized gains of $18.0 million resulted in an increase of $11.9 million in reported stockholders' equity. This was an increase of $3.1 million from net unrealized gains of $8.8 million recorded as part of equity at December 31, 2002. The increase in unrealized gains during the first six months of 2003 is attributable primarily to gains in tax-exempt municipal securities. These municipal securities generally have long-term maturities and are not callable by the issuer or have long-term call dates. Thus, the fair value of these securities has increased during the first six months of 2003 as rates on tax-free municipal bonds have fallen. The credit quality of the investment portfolio remains strong. The vast majority of investments are rated "AAA" by bond rating agencies. It is our policy not to take any undue credit risk with the investment portfolio.

     Securities available for sale increased to $581.7 million at June 30, 2003, up 19% from $487.0 million at December 31, 2002. The growth in the investment security portfolio since December 31, 2002 resulted from the continued implementation of our asset/liability management strategy. Tax exempt municipal securities increased by $21.4 million. These securities provide net interest margin protection in a falling interest-rate environment. Investments in Federal Home Loan Bank stock increased by $51.9 million due to the purchase of $45.0 million of stock in May 2003 and stock dividends received in the first six months of 2003.

DEPOSITS AND FUNDS BORROWED

     The following table presents the balances of deposits by category and each category as a percentage of total deposits at June 30, 2003 and December 31, 2002:

                                                    JUNE 30,                   DECEMBER 31,
                                                      2003                         2002
                                            -------------------------  ---------------------------
                                                          PERCENT OF                    PERCENT OF
                                             BALANCE         TOTAL        BALANCE         TOTAL
                                            ---------      ---------    ----------      ----------
                                                           (DOLLARS IN THOUSANDS)
     Demand............................     $  110,244          8%       $   88,986          7%
     Savings...........................          8,311          1%            6,344          1%
     Interest-bearing demand...........         79,397          5%           64,893          5%
     Money market......................        489,126         34%          482,597         40%
     Brokered deposits.................        438,652         30%          279,806         23%
     Other time deposits...............        319,860         22%          282,645         24%
                                            ----------        ---        ----------        ---
        Total deposits.................     $1,445,590        100%       $1,205,271        100%
                                            ==========        ===        ==========        ===

     Total deposits of $1.4 billion at June 30, 2003 represent an increase of $240.3 million or 20% as compared to total deposits of $1.2 billion as of December 31, 2002. Non-interest-bearing deposits increased by 24% to $110.2 million at June 30, 2003 as compared to $89.0 million at December 31, 2002. Interest-bearing demand deposits increased by 22% to $79.4 million as compared to $64.9 million at December 31, 2002. Money market accounts increased by $6.5 million to $489.1 million at June 30, 2003 as compared to $482.6 million at December 31, 2002. Brokered deposits increased by 57% or $158.8 million to $438.7 million at June 30, 2003 as compared to $279.8 million at December 31, 2002. Other time deposits increased by approximately $37.2 million to $319.9 million as compared to $282.6 million at year-end 2002.

     We continued to utilize brokered deposits as a source of funding for growth in the loan and investment portfolios. Certain brokered deposits may include call option provisions, which can provide us with the opportunity to repay the certificates of deposit on a specified date prior to the contractual maturity date. As of June 30, 2003, there were no outstanding brokered deposits containing call provisions. The following table presents the maturity and rate of our brokered deposits, net of unamortized prepaid broker commissions as of June 30, 2003.

         BROKERED DEPOSITS NET OF UNAMORTIZED PREPAID BROKER COMMISSIONS
                         AT JUNE 30, 2003 (IN THOUSANDS)

              MATURITY DATE       RATE(1)         AMOUNT
              -------------       ------         --------
                11/13/07          3.400%         $ 7,000
                05/23/06          2.400%          20,000
                05/22/06          2.200%          10,000
                11/23/05          2.100%          15,000
                11/09/05          2.050%           2,000
                05/09/05          1.850%           2,000
                02/28/05          2.050%           7,233
                01/31/05          2.150%          15,000
                01/24/05          2.250%          10,000
                11/29/04          1.750%          10,000
                10/18/04          2.300%           7,668
                09/27/04          1.750%          11,448
                08/30/04          2.500%          25,000
                08/04/04          1.750%          10,000
                07/09/04          1.950%           5,000
                05/28/04          1.500%          21,000
                04/21/04          2.100%          10,000
                04/19/04          2.250%           5,000
                03/26/04          1.500%          10,549
                02/26/04          1.800%          30,000
                02/19/04          1.600%          25,000
                01/30/04          1.850%          11,872
                01/22/04          1.700%          10,000
                01/22/04          1.900%          12,000
                01/15/04          1.700%          28,000
                01/15/04          1.850%          18,448
                01/09/04          1.850%          10,000
                12/31/03          1.800%             953
                10/29/03          1.750%          20,000
                10/17/03          2.050%           5,000
                10/17/03          1.850%           6,699
                10/17/03          2.050%           3,000
                09/05/03          3.800%           2,394
                07/24/03          2.400%          17,425
                07/21/03          2.450%          15,312
                07/17/03          2.250%          20,000
                                                --------
  Total brokered deposits........................440,001
  Unamortized prepaid broker commissions..........(1,349)
                                                --------
  Total brokered deposits, net of
    unamortized prepaid broker commissions......$438,652
                                                ========

-----------------
(1)  Represents the coupon rate of each brokered deposit.

     Membership in the Federal Home Loan Bank System gives us the ability to borrow funds from the Federal Home Loan Bank of Chicago (FHLB) and from the Federal Home Loan Bank of Des Moines (FHLB) for short- or long-term purposes under a variety of programs. We have periodically used the services of the FHLB for short-term funding needs and other correspondent services.

     During 2003, our utilization of Federal Home Loan Bank advances to fund loan growth slightly decreased as advances matured. Management anticipates that our reliance on Federal Home Loan Bank borrowings as a funding source will likely remain at current levels or increase slightly for the remainder of 2003 to the extent that rates on Federal Home Loan Bank advances continue to be more attractive than deposit pricing. Federal Home Loan Bank borrowings totaled $65.8 million at June 30, 2003 compared to $77.8 million at December 31, 2002.

     A summary of all funds borrowed and outstanding at June 30, 2003, December 31, 2002 and June 30, 2002 is presented in the table below:

   LONG TERM FUNDS BORROWED:                 CURRENT RATE   MATURITY     6/30/2003      12/31/2002      6/30/2002
   -------------------------                 ------------   --------     ---------      ----------      ---------


   Subordinated note                             3.31%      02/11/07     $  5,000        $  5,000       $  5,000
   FHLB fixed advance (1)                        6.50%      10/23/05       26,752          26,616         25,493
                                                                         --------        --------       --------
   Total long-term funds borrowed                                        $ 31,752        $ 31,616       $ 30,493
                                                                         ========        ========       ========

   SHORT TERM FUNDS BORROWED:
   --------------------------
   FHLB fixed advance                            1.61%      01/16/04     $  1,000        $     --       $     --
   FHLB fixed advance                            6.21%      12/05/03       30,000          30,000         30,000
   Borrowing under revolving line
   of credit facility                            3.50%      12/01/03       30,000          25,000         15,000
   FHLB fixed advance                            1.73%      11/07/03        6,000           6,000             --
   FHLB fixed advance                            2.21%      07/17/03        1,000           1,000             --
   FHLB fixed advance                            2.74%      07/17/03        1,000           1,000          1,000
   FHLB fixed advance                            2.46%      06/16/03           --             500            500
   FHLB fixed advance                            2.70%      05/08/03           --           1,000          1,000
   FHLB fixed advance                            2.98%      03/10/03           --           1,000          1,000
   FHLB fixed advance                            2.38%      01/13/03           --           1,000          1,000
   FHLB fixed advance                            5.89%      12/20/02           --              --          1,000
   FHLB fixed advance                            2.39%      11/12/02           --              --          5,000
   FHLB fixed advance                            5.33%      07/22/02           --              --          1,000
   Fed funds purchased                           1.40%         daily       52,000          98,000         65,000
   FHLB open line advance                        1.48%         daily           --           9,700             --
   Demand repurchase agreements (2)              1.00%         daily       17,681           4,138          2,506
                                                                         --------        --------       --------
   Total short-term funds borrowed                                        138,681         178,338        124,006
                                                                         --------        --------       --------
   Total funds borrowed                                                  $170,433        $209,954       $154,499
                                                                         ========        ========       ========

---------------------------
(1) This FHLB advance is subject to a fair value hedge utilizing an interest rate swap with a fair value of $2.8 million at June 30, 2003. The contractual par amount on the advance is $25.0 million.
(2) Demand repurchase agreements are a form of retail repurchase agreement offered to certain clients of The PrivateBank. Funds are swept each business day from the client's demand deposit account. These amounts are not deposits and are not insured, but are secured by a pool of securities pledged specifically for this purpose.

     The decrease in funds borrowed as of June 30, 2003 as compared to December 31, 2002, reflects a decrease in our federal funds purchased position and decreases in FHLB fixed advances, offset by an increase of $5.0 million in borrowings under our revolving line of credit.

     In February 2002, the Company renewed the term on an $18.0 million revolving credit facility with a commercial bank originally entered into in February 2000. On April 11, 2002, the loan agreement was amended and the revolving line was increased to $25.0 million. On December 24, 2002, the loan agreement was amended to increase the revolving line to $35.0 million and to extend the maturity to December 1, 2003. The interest rate on borrowings under this revolving line resets quarterly, and is based on, at our option, either the lender's prime rate or three-month LIBOR plus 120 basis points with a floor of 3.50%. The Company has elected to pay interest based on the three-month LIBOR rate plus 120 basis points. The initial rate of interest on the revolver was 7.20%, and most recently reset to 3.50% on June 30, 2003. The collateral for this borrowing consists of the common stock of The PrivateBank

(Chicago) and The PrivateBank (St. Louis), which is held in custody by the lender. As of June 30, 2003, the outstanding balance was $30.0 million. On July 30, 2003, the amount outstanding under the line of credit was paid in full using proceeds from the common stock offering, which closed on July 30, 2003.

     In February 2000, the Company issued a subordinated note, in the principal amount of $5.0 million as part of the purchase price for its acquisition of Johnson Bank Illinois. The interest on the subordinated note is reset each quarter based on the three-month LIBOR rate. The note is payable in full on or before February 11, 2007, and provides for certain rate escalation beginning after February 11, 2002. On February 11, 2002, the interest rate increased from LIBOR +50 basis points to LIBOR +200 basis points. This pricing is in effect until February 11, 2004, at which point the pricing increases to LIBOR +350 until maturity on February 11, 2007. The average rate of interest on the subordinated note was 3.32% during the second quarter of 2003 compared to 3.89% during 2002 and most recently reset to 3.31% on May 31, 2003. The Company has the right to repay the subordinated note at any time after giving at least 30 days, but not more than 60 days advance notice.

CAPITAL RESOURCES

     At June 30, 2003, $20.0 million of the trust preferred securities was treated as Tier 1 capital. Stockholders' equity rose to $100.3 million at June 30, 2003, an increase of $11.2 million from the 2002 year-end level, due to year-to-date 2003 net income of $8.2 million and an increase of $3.0 million for the fair value of securities classified as available-for-sale, net of income taxes.

     Effective July 30, 2003, the Company completed its sale of 1.955 million shares of common stock in an underwritten public offering. The public offering price was $31.25. Net proceeds to the Company totaled approximately $57.2 million. As a result of the offering, the Company had 9,742,034 shares outstanding at July 30, 2003. The Company used a portion of the net proceeds from the offering to repay the amount outstanding under its revolving credit facility totaling $30.0 million. The remainder of the net proceeds will be used for general corporate purposes and to support growth at the subsidiary banks.

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

     The following table sets forth our consolidated regulatory capital amounts and ratios as of June 30, 2003 and 2002, and December 31, 2002:

                                                    JUNE 30,                                   DECEMBER 31,
                        -------------------------------------------------------------   -----------------------------
                                     2003                            2002                         2002
                        ------------------------------  -----------------------------   -----------------------------
                                    "WELL-                         "WELL-                        "WELL-
                                    CAPITAL-   EXCESS/            CAPITAL-   EXCESS/              CAPITAL-    EXCESS/
                                     IZED"    (DEFICIT)            IZED"    (DEFICIT)              IZED"    (DEFICIT)
                         CAPITAL   STANDARD   CAPITAL   CAPITAL   STANDARD   CAPITAL    CAPITAL   STANDARD   CAPITAL
                         -------   --------   -------   -------   --------   -------    -------   --------   -------
DOLLAR BASIS:
Tier 1 leverage
   capital.........     $ 86,777   $ 82,959  $  3,818   $76,660    $66,600   $10,060    $78,524  $ 71,818  $  6,706
Tier 1 risk-based
   capital.........       86,777     73,728    13,049    76,660     58,636    18,024     78,524    68,134    10,390
Total risk-based
   capital.........      102,796    122,881   (20,085)   91,569     97,726    (6,157)    94,109   113,556   (19,447)

PERCENTAGE BASIS:
Leverage ratio.....        5.23%      5.00%               6.07%      5.00%                5.47%     5.00%
Tier 1 risk-based
   capital ratio...         7.06       6.00                7.84       6.00                 6.91      6.00
Total risk-based
   capital ratio...         8.37      10.00                9.37      10.00                 8.29     10.00
Total equity to
   total assets....         5.70         --        --      5.38         --        --       5.77        --        --

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

     At June 30, 2003, the Company and each of the banking subsidiaries continued to exceed the minimum levels of all regulatory capital requirements, and each banking subsidiary was considered "well capitalized" under all regulatory standards. The Company's issuance of additional common stock to raise additional equity capital during the third quarter 2003 will result in the Company being considered "well-capitalized" as of the end of third quarter 2003.

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

     Net cash provided by operations was $13.4 million in the six months ended June 30, 2003 compared to net cash inflows of $12.5 million in the prior year period. The net cash provided during the six months ended June 30, 2003 was impacted by the growth and timing of receipts of interest and cash settlement payments. Net cash outflows from investing activities were $188.0 million in the first six months of 2003 compared to a net cash outflow of $142.6 million in the prior year period. Cash inflows from financing activities in the first six months of 2003 were $200.7 million compared to a net inflow of $147.0 million in the first six months of 2002.

     In the event of short-term liquidity needs, our banking subsidiaries may purchase federal funds from correspondent banks. Membership in the Federal Home Loan Bank System gives the banking subsidiaries the ability to borrow funds from the FHLB for short- or long-term purposes under a variety of programs.

     Subject to the waiver of the required notice period, our investment in Federal Home Loan Bank (FHLB) stock is a source of liquidity for the Company. On May 6, 2003, we purchased $45.0 million of additional FHLB stock to take advantage of the favorable dividend yield in addition to the liquid nature of the investment. At June 30, 2003, we owned $207.5 million of FHLB stock. The Company can elect at any time to sell FHLB stock at par back to the FHLB, excluding the required FHLB stock minimum that needs to be maintained in order to support existing FHLB advances. FHLB has communicated to the Company that generally the stock will be redeemed immediately upon a request by the Company; however, FHLB can legally require six months advance notice of the stock sale before the stock is actually liquidated for cash at its par value. Alternatively, FHLB can redeem, at any time any FHLB stock we own, in excess of the required minimum FHLB stock that needs to be maintained in order to support existing advances. During the six months ended June 30, 2003, our utilization of FHLB advances decreased slightly due to scheduled maturities of advances. For the remainder of 2003, we expect to continue to utilize FHLB advances as a funding source to the extent that rates on FHLB advances are more attractive than other sources of liquidity.

     During the six months ended June 30, 2003, we continued to rely on brokered deposits to fund growth in loans and investment securities as well as liquidity at our banks. For the remainder of 2003, we expect to continue to rely on brokered deposits for liquidity purposes if brokered rates continue to compare favorably to other sources of liquidity, and may increase the level of these deposits. Our asset liability policy currently limits our use of brokered deposits to levels no more than 40% of total deposits. Consistent with this policy, brokered deposits represented 30% of total deposits at June 30, 2003 compared to 23% of total deposits at December 31, 2002. We do not expect our 40% threshold limitation to limit our ability to implement our growth plan.

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

         One of two interest rate swaps we have entered into is designated as a fair value hedge of a fixed-rate $25.0 million advance from the Federal Home Loan Bank of Chicago (FHLB). We entered into this interest rate swap transaction in 2001 and we agreed to receive a fixed rate in exchange for payment of a floating rate based on an agreed-upon notional amount of $25.0 million. The fair value of the interest rate swap was $2.8 million as of June 30, 2003, a decrease of $108,904 as compared to December 31, 2002.

         The Company entered into a $25 million interest rate swap during the third quarter of 2002, swapping the 10-year treasury rate for 3-month LIBOR to serve as an economic hedge of a portion of the Company's available-for-sale municipal bond securities portfolio. The June 30, 2003 fair market value adjustment on this swap resulted in the trading loss of $1.3 million for the six months ended June 30, 2003, with a corresponding derivative liability of the same amount. This swap does not qualify for hedge accounting treatment and the mark-to-market adjustment on the swap is recognized in earnings. At June 30, 2003, the carrying value of the trading swap was a liability of $1.9 million.

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

         We measure the impact of interest rate changes on our income statement through the use of gap analysis. The gap represents the net position of assets and liabilities subject to repricing in specified time periods. During any given time period, if the amount of rate sensitive liabilities exceeds the amount of rate sensitive assets, a company would generally be considered negatively gapped and would benefit from falling rates over that period of time. Conversely, a positively gapped company would generally benefit from rising rates. The following tables illustrate the estimated interest rate sensitivity and periodic and cumulative gap positions calculated as of June 30, 2003 and December 31, 2002:

                                                                         JUNE 30, 2003
                                                -----------------------------------------------------------------
                                                                 TIME TO MATURITY OR REPRICING
                                                -----------------------------------------------------------------
                                                0-90         91-365           1-5           OVER 5
                                                DAYS          DAYS           YEARS           YEARS          TOTAL
                                                ----         ------          -----          ------          -----
                                                                     (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS
Total Net Loans......................       $  763,440     $   84,211      $  196,863     $   10,821     $1,055,335
Investments..........................           48,712         85,232          64,952        157,364        356,260
Total FHLB Stock.....................          207,512             --              --             --        207,512
Total Fed Funds Sold.................            9,145             --              --             --          9,145
                                            ----------     ----------      ----------     ----------     ----------
Total Interest-Earning Assets........       $1,028,809     $  169,443      $  261,815     $  168,185     $1,628,252
                                            ==========     ==========      ==========     ==========     ==========
INTEREST-BEARING LIABILITIES

PrivateBank Deposit Accounts.........       $       --     $       --      $       --     $   79,397        $79,397

Savings Deposits.....................            8,311             --              --             --          8,311
Money Market Deposits................          489,126             --              --             --        489,126
Total Time Deposits..................          154,590        117,532          45,987             --        318,109
Total Brokered Deposits..............           55,090        227,521         156,041             --        438,652
Total Borrowings.....................          103,433         37,000          30,000         20,000        190,433
                                            ----------     ----------      ----------     ----------     ----------
Total Interest-Bearing Liabilities...       $  810,550     $  382,053        $232,028     $   99,397     $1,524,028
                                            ==========     ==========      ==========     ==========     ==========

CUMULATIVE

 Rate sensitive assets (RSA).........       $1,028,809     $1,198,252      $1,460,067     $1,628,252

 Rate sensitive liabilities (RSL)....          810,550      1,192,603       1,424,631      1,524,028

GAP (GAP=RSA-RSL)....................          218,259          5,649          35,436        104,225
RSA/RSL..............................           126.93%        100.47%         102.49%        106.84%
RSA/Total assets.....................            58.47%         68.10%          82.97%         92.53%
RSL/Total assets.....................            46.06%         67.77%          80.96%         86.61%
GAP/Total assets.....................            12.40%          0.32%           2.01%          5.92%
GAP/Total RSA........................            21.21%          0.47%           2.43%          6.40%


                                                                       DECEMBER 31, 2002
                                               ------------------------------------------------------------------
                                                                 TIME TO MATURITY OR REPRICING
                                               ------------------------------------------------------------------
                                               0-90         91-365            1-5          OVER 5
                                               DAYS          DAYS            YEARS          YEARS           TOTAL
                                               ----         ------           -----         -------          -----
                                                                     (DOLLARS IN THOUSANDS)

INTEREST-EARNING ASSETS
Loans................................         $635,664     $    77,465     $  175,066     $   79,197      $  967,392
Investments..........................          163,621          21,138         26,576        261,208         472,543
Short-term investments...............              258              --             --             --             258
                                              --------     -----------     ----------     ----------      ----------
Total interest-earning assets........         $799,543     $    98,603     $  201,642     $  340,405      $1,440,193
                                              ========     ===========     ==========     ==========      ==========

INTEREST-BEARING LIABILITIES
Interest-bearing demand..............      $        --     $        --     $       --     $   64,892         $64,892
Savings and money market.............          486,819           1,262             --            859         488,940
Time deposits........................          191,238         205,474         91,872         73,868         562,452
Funds borrowed.......................          143,838          31,500         53,000             --         228,338
                                              --------     -----------     ----------     ----------      ----------
Total interest-bearing liabilities...         $821,895      $  238,236     $  144,872     $  139,619      $1,344,622
                                              ========     ===========     ==========     ==========      ==========
CUMULATIVE
Rate sensitive assets (RSA)..........         $799,543      $  898,146     $1,099,788     $1,440,193
Rate sensitive liabilities (RSL).....          821,895       1,060,131      1,205,003      1,344,622
GAP (GAP=RSA-RSL)....................          (22,352)       (161,985)      (105,215)        95,571
RSA/RSL..............................            97.28%          84.72%         91.27%        107.11%
RSA/Total assets.....................            51.80%          58.19%         71.26%         93.31%
RSL/Total assets.....................            53.25%          68.69%         78.07%         87.12%
GAP/Total assets.....................            (1.45)%        (10.50)%        (6.82)%         6.19%
GAP/Total RSA........................            (2.80)%        (18.04)%        (9.57)%         6.64%


         The following table shows the impact of an immediate 200 basis point change in interest rates as of June 30, 2003 and December 31, 2002. The effects are determined through the use of a simulation model based on our earning asset and interest-bearing liability portfolios, assuming the size of these portfolios remains constant from the balance sheet date throughout the one-year measurement period. The simulation assumes that assets and liabilities accrue interest on their current pricing basis. Assets and liabilities then reprice based on their terms and remain at that interest rate through the end of the measurement period. The model attempts to illustrate the potential change in net interest income if the foregoing occurred.

                                                                JUNE 30, 2003              DECEMBER 31, 2002
                                                            --------------------         ---------------------
                                                             +200          -100           +200           -200
                                                             BASIS         BASIS          BASIS          BASIS
                                                            POINTS        POINTS         POINTS         POINTS
                                                            ------        ------         ------         ------

Percentage change in net interest income due to
   an immediate 200 basis point change in
   interest rates over a one-year time horizon....          4.9%         (0.57)%          2.9%          (10.5)%

         This table shows that if there had been an instantaneous parallel shift in the yield curve of -100 basis points on June 30, 2003, we would suffer a decline in net interest income of 0.57% over a one-year period. Due to recent decreases in market interest rates, an -100 basis point shift is presented for June 30, 2003 as a more reasonable illustration of possible rate changes. The measurement of -200 basis point instantaneous parallel shift in the yield-curve at June 30, 2003 would result in a decline in net interest income of 15.3% over a one-year period. At December 31, 2002, if there had been an instantaneous parallel shift in the yield curve of -200 we would have suffered a decline in net interest income of 10.5%. Conversely, a shift of +200 basis points would increase net interest income 4.9% over a one-year horizon based on June 30, 2003 balances, as compared to an increase of net interest income of 2.9% measured on the basis of the December 31, 2002 portfolio.

         Changes in the effect on net interest income from the presented basis point movements at June 30, 2003, compared to December 31, 2002 are due to the timing and nature of the repricing of rate sensitive assets to rate sensitive liabilities within the one year time frame. The difference in the effect on net interest income at June 30, 2003 as compared to December 31, 2002 is due to the differences in the timing, balances, and current rates versus simulated rates of repricing assets and liabilities.

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

ITEM 4.  CONTROLS AND PROCEDURES

         As of the end of the period covered by this report, the Company's Chief Executive Officer and Chief Financial Officer carried out an evaluation under their supervision, with the participation of other members of management as they deemed appropriate, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as contemplated by Exchange Act Rule 13a-15. Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective, in all material respects, in timely alerting them to material information relating to the Company (and its consolidated subsidiaries) required to be included in the periodic reports the Company is required to file and submit to the SEC under the Exchange Act.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          At the Annual Meeting of Stockholders of the Company held on April 24, 2003, the following matters were submitted to and approved by a vote of Stockholders:

         (1) The election of five Class II directors for a three-year term ending at the Annual Meeting of Stockholders to be held in 2006:

                  Directors                 Votes For           Votes Withheld
                  ---------                 ---------           --------------

                  Donald L. Beal            7,090,084              38,859
                  William A. Goldstein      7,066,484              62,459
                  John E. Gorman            7,077,190              51,753
                  Richard C. Jensen         7,079,440              49,503
                  Michael B. Susman         6,831,633             297,310


         (2) All director nominees were re-elected at the Annual Meeting. The following directors continue to serve after the Annual
                  Meeting:

                  Continuing Director                       Term Expires
                  -------------------                       ------------

                     Ralph B. Mandell                            2005
                     Naomi T. Borwell                            2005
                     William A. Castellano                       2005
                     Alvin J. Gottlieb                           2005
                     William R. Langley                          2005
                     Robert F. Coleman                           2004
                     James M. Guyette                            2004
                     Philip M. Kayman                            2004
                     Thomas F. Meagher                           2004
                     William J. Podl                             2004

                  (3) Amendment of the Company's Amended and Restated Certificate of Incorporation increasing the number of authorized shares of common stock from 12,000,000 to 24,000,000:

                           Total votes for:                    6,961,150
                           Total votes against:                  163,958
                           Total votes abstaining:                 3,835

                  (4) Amendment of the Company's Amended and Restated By-laws to provide the Board of Directors authority to determine the size of the Board:

                           Total votes for:                    5,385,060
                           Total votes against:                  764,068
                           Total votes abstaining:                 9,135

                  (5) Approval of the PrivateBancorp, Inc. Incentive Compensation Plan:

                           Total votes for:                    5,798,498
                           Total votes against:                  345,073
                           Total votes abstaining:                14,692


ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

3.1 Amended and Restated Certificate of Incorporation of PrivateBancorp, Inc., as amended. (filed as an exhibit to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2003, and incorporated herein by reference).

3.2 Amended and Restated By-laws of PrivateBancorp, Inc. (filed as an exhibit to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2003, and incorporated herein by reference).

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

15.0     Acknowledgment of Independent Auditors.

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.0 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1     Independent Accountants' Review Report.

(b)      Reports on Form 8-K:

         (1) Current Report on Form 8-K dated April 7, 2003, filed with the SEC on April 7, 2003.

         (2) Current Report on Form 8-K dated April 21, 2003, filed with the SEC on April 21, 2003.

         (3) Current Report on Form 8-K dated May 23, 2003, filed with the SEC on May 23, 2003.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q- to be signed on its behalf by the undersigned thereunto duly authorized.

                                        PRIVATEBANCORP, INC.
                                        (Registrant)


                                        By:  /s/ Ralph B. Mandell
                                             -----------------------------------
                                             Ralph B. Mandell,
                                             Chairman, President and
                                             Chief Executive Officer


                                        By:  /s/ Dennis L. Klaeser
                                            -----------------------------------
                                            Dennis L. Klaeser,
                                            Chief Financial Officer
                                            (principal financial officer)


                                        By:  /s/ Lisa M. O'Neill
                                            -----------------------------------
                                            Lisa M. O'Neill,
                                            Controller
                                            (principal accounting officer)

Date:  August 13, 2003

                                  EXHIBIT INDEX

3.1 Amended and Restated Certificate of Incorporation of PrivateBancorp, Inc., as amended (filed as an exhibit to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2003, and incorporated herein by reference).

3.3 Amended and Restated By-laws of PrivateBancorp, Inc. (filed as an exhibit to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2003, and incorporated herein by reference).

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

15.0     Acknowledgment of Independent Auditors.

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.0 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1     Independent Accountants' Review Report.