Form 10-Q
period 2003-09-30
PRIVATEBANCORP INC
filed 2003-11-14
CIK 889936

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

===============================================================================
          CLASS                  OUTSTANDING AS OF NOVEMBER 7, 2003
-------------------------------------------------------------------------------
  Common, no par value                     9,840,034
===============================================================================

                              PRIVATEBANCORP, INC.

                           FORM 10-Q QUARTERLY REPORT

                                TABLE OF CONTENTS

                                                                         Page
                                                                        Number

Selected Financial Data.......................................................2
Part I   .....................................................................5
         Item 1.  Financial Statements........................................5
         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations..................................19
         Item 3.  Quantitative and Qualitative Disclosures About
                  Market Risk................................................41
         Item 4.  Controls and Procedures....................................44
Part II  ....................................................................46
         Item 1.  Legal Proceedings..........................................46
         Item 2.  Changes in Securities and Use of Proceeds..................46
         Item 3.  Defaults upon Senior Securities............................46
         Item 4.  Submission of Matters to a Vote of Security Holders........46
         Item 5.  Other Information..........................................46
         Item 6.  Exhibits and Reports on Form 8-K...........................46
Signatures...................................................................48

                            SELECTED FINANCIAL DATA

         The following table summarizes certain selected unaudited consolidated financial information of PrivateBancorp, Inc. at or for the periods indicated. This information should be read in conjunction with the unaudited consolidated financial statements and related notes included pursuant to Item 1 of this report.

                                                                             QUARTER ENDED
                                                    --------------------------------------------------------------
                                                    09/30/03      06/30/03      03/31/03     12/31/02     09/30/02
                                                    --------      --------      --------     --------     --------
                                                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
SELECTED STATEMENT OF INCOME DATA:
 INTEREST INCOME:
   Loans, including fees.....................        $15,830       $15,208       $15,167      $14,043      $13,704
   Federal funds sold and interest-bearing
       deposits..............................              6            31            25           63           38
   Securities................................          6,333         5,148         5,379        5,507        4,557
                                                      ------        ------        ------       ------       ------
      Total interest income..................         22,169        20,387        20,571       19,613       18,299
                                                      ------        ------        ------       ------       ------

 INTEREST EXPENSE:
   Interest-bearing demand deposits..........            134           148           128          129          168
   Savings and money market deposit accounts.          1,375         1,644         1,709        1,923        1,923
   Other time deposits.......................          4,346         4,348         3,940        4,037        3,976
   Funds borrowed............................          1,016         1,204         1,312        1,226        1,304
   Trust preferred interest expense..........            485           485           485          485          485
                                                      ------        ------        ------       ------       ------
      Total interest expense.................          7,356         7,829         7,574        7,800        7,856
                                                      ------        ------        ------       ------       ------
      Net interest income....................         14,813        12,558        12,997       11,813       10,443
   Provision for loan losses.................          1,092           730           956          914          828
                                                      ------        ------        ------       ------       ------

       Net interest income after provision
       for loan losses........................        13,721        11,828        12,041       10,899        9,615
                                                      ------        ------        ------       ------       ------

 NON-INTEREST INCOME:
   Banking, wealth management services and
      other income...........................          3,657         3,181         2,701        1,975        1,763
   Securities (losses), gains, net...........           (333)        2,310           (55)        (313)         280
   Interest Rate Swap gains, (losses)........            765        (1,054)         (230)        (282)        (662)
                                                      ------        ------        ------       ------       ------
      Total non-interest income..............          4,089         4,437         2,416        1,380        1,381
                                                      ------        ------        ------       ------       ------

NON-INTEREST EXPENSE:
   Salaries and employee benefits............          5,338         5,070         4,778        3,903        3,393
   Occupancy expense, net....................          1,403         1,270         1,419        1,319        1,227
   Data processing...........................            376           368           393          393          433
   Marketing.................................            855           509           486          557          351
   Amortization of intangibles...............             42            42            42           --           --
   Professional fees.........................          1,130         1,069         1,284          774          997
   Insurance.................................            186           146           168          137          118
   Other expense.............................          1,273         1,282           849          851          569
                                                      ------        ------        ------       ------       ------
      Total non-interest expense.............         10,603         9,756         9,419        7,934        7,088
                                                      ------        ------        ------       ------       ------
Minority interest expense....................             59            44            38           --           --
   Income before income taxes................          7,148         6,465         5,000        4,345        3,908
                                                      ------        ------        ------       ------       ------
Income tax provision.........................          2,018         1,852         1,397        1,125          875
                                                      ------        ------        ------       ------       ------
   Net income................................        $ 5,130       $ 4,613       $ 3,603      $ 3,220      $ 3,033
                                                     =======       =======       =======      =======      =======
PER SHARE DATA:
Basic earnings...............................        $  0.57       $  0.60       $  0.47      $  0.43      $  0.41
Diluted earnings.............................           0.54          0.56          0.44         0.41         0.39
Dividends....................................          0.040         0.040         0.040        0.027        0.027
Book value (at end of period)................          16.37         12.89         12.29        11.56        10.71

  All previously reported share and per share data has been restated to reflect the 3-for-2 stock split which occurred on January 17, 2003.

                                                                             QUARTER ENDED
                                                  --------------------------------------------------------------
                                                  09/30/03      06/30/03      03/31/03     12/31/02     09/30/02
                                                  --------      --------      --------     --------     --------
                                                         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
SELECTED FINANCIAL DATA (AT END OF PERIOD):
Total securities(1)..........................   $  647,433   $  581,743    $  505,877   $  487,020   $  403,192
Total loans..................................    1,131,706    1,066,919     1,018,196      965,641      913,197
Total assets.................................    1,857,103    1,759,676     1,628,995    1,543,414    1,404,326
Total deposits...............................    1,476,047    1,445,590     1,365,344    1,205,271    1,163,327
Funds borrowed...............................      164,491      170,433       124,933      209,954      125,422
Trust preferred securities...................       20,000       20,000        20,000       20,000       20,000
Total stockholders' equity...................      161,105      100,340        95,373       89,092       79,281
Wealth management assets under management....    1,320,175    1,264,955     1,204,239    1,239,779      693,869

SELECTED FINANCIAL RATIOS AND OTHER DATA:
Performance Ratios:
   Net interest margin(2)(8).................         3.64%        3.33%         3.68%        3.56%        3.46%
   Net interest spread(3)....................         3.43         3.16          3.53         3.37         3.27
   Non-interest income to average assets.....         0.92         1.06          0.62         0.38         0.41
   Non-interest expense to average assets....         2.38         2.33          2.41         2.16         2.08
   Net overhead ratio(4).....................         1.46         1.27          1.80         1.78         1.68
   Efficiency ratio(5).......................         53.9         55.0          58.5         57.3         56.3
   Return on average assets(6)...............         1.15         1.10          0.92         0.88         0.89
   Return on average equity(7)...............        14.57        18.81         15.49        15.99        15.86
   Dividend payout ratio.....................         7.67         6.75          8.62         6.14         6.51

Asset Quality Ratios:
   Non-performing loans to total loans.......         0.17%        0.26%         0.35%        0.14%        0.33%
   Allowance for loan losses to:
      total loans............................         1.23         1.22          1.22         1.20         1.17
      non-performing loans...................          676          476           355          828          357
   Net charge-offs (recoveries) to average
      total loans............................         0.09         0.07          0.03        (0.01)        0.04
   Non-performing assets to total assets.....         0.10         0.16          0.22         0.09         0.21
   Non-accrual loans to total loans..........         0.05         0.08          0.15         0.08         0.05

Balance Sheet Ratios:
   Loans to deposits.........................         76.7%        73.8%         74.6%        80.1%        78.5%
   Average interest-earning assets to
      average interest-bearing liabilities...        112.4        108.2         107.1        108.2        108.0

Capital Ratios:
   Total equity to total assets..............         8.68%        5.70%         5.85%        5.77%        5.65%
   Total risk-based capital ratio............        12.88         8.37          8.30         8.29         9.10
   Tier 1 risk-based capital ratio...........        11.79         7.06          6.99         6.91         7.61
   Leverage ratio............................         8.52         5.23          5.27         5.91         5.91

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

 RECONCILIATION OF NET INTEREST INCOME TO NET INTEREST INCOME ON A TAX EQUIVALENT BASIS

                                                          3Q03      2Q03      1Q03      4Q02      3Q02
                                                          ----      ----      ----      ----      ----
Net interest income..................................   $14,813   $12,558   $12,997   $11,813   $10,443
Tax equivalent adjustment to net interest income.....       772       742       695       661       756
                                                            ---       ---       ---       ---       ---
Net interest income, tax equivalent basis............   $15,585   $13,300   $13,692   $12,474   $11,199
                                                        =======   =======   =======   =======   =======

                                                      PART I

ITEM 1.  FINANCIAL STATEMENTS

                      PRIVATEBANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                              SEPTEMBER 30,      DECEMBER 31,       SEPTEMBER 30,
                                                                  2003               2002               2002
                                                                  ----               ----               ----
                                                               (UNAUDITED)                           (UNAUDITED)
ASSETS
Cash and due from banks.................................        $   33,551        $   34,529         $   44,561
Federal funds sold and other short-term investments.....             1,999               258              3,848
                                                                 ---------         ---------          ---------
   Total cash and cash equivalents......................            35,550            34,787             48,409
                                                                 ---------         ---------          ---------
Loans held for sale.....................................             5,554            14,321              9,062
Available-for-sale securities, at fair value............           647,433           487,020            403,192
Loans, net of unearned discount.........................         1,131,706           965,641            913,197
Allowance for loan losses...............................           (13,865)          (11,585)           (10,642)
                                                                 ---------         ---------          ---------
Net loans...............................................         1,117,841           954,056            902,555
                                                                 ---------         ---------          ---------
Goodwill................................................            19,242            19,199             10,805
Premises and equipment, net.............................             6,334             6,851              6,378
Accrued interest receivable.............................             7,280             9,427              8,597
Other assets............................................            17,869            17,753             15,328
                                                                 ---------         ---------          ---------
Total assets............................................        $1,857,103        $1,543,414         $1,404,326
                                                                ==========        ==========         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits:
   Non-interest-bearing.................................        $  125,505        $   88,986         $   80,994
   Interest-bearing.....................................            71,958            64,893             57,575
Savings and money market deposit accounts...............           484,662           488,941            431,455
Brokered deposits.......................................           454,264           279,806            324,977
Other time deposits.....................................           339,658           282,645            268,326
                                                                 ---------         ---------          ---------
   Total deposits.......................................         1,476,047         1,205,271          1,163,327
Funds borrowed..........................................           164,491           209,954            125,422
Trust preferred securities..............................            20,000            20,000             20,000
Accrued interest payable................................             4,376             4,986              4,997
Other liabilities.......................................            31,084            14,111             11,299
                                                                 ---------         ---------          ---------
Total liabilities.......................................         1,695,998         1,454,322          1,325,045
                                                                 ---------         ---------          ---------

STOCKHOLDERS' EQUITY
Preferred Stock, 1,000,000 shares authorized............                --                --                 --
Common stock, without par value, $1 stated value;
   24,000,000 shares authorized; 9,840,034, 7,704,203,
   and 7,404,234 shares issued and outstanding as of
   September 30, 2003, December 31, 2002 and
   September 30, 2002, respectively.....................             9,840             7,704              7,404
Additional paid-in-capital..............................           103,672            45,367             40,007
Retained earnings.......................................            40,114            27,784             24,760
Accumulated other comprehensive income..................            10,420             8,826              8,721
Deferred compensation...................................            (2,941)             (589)              (661)
Loans to officers.......................................                 -                 -               (950)
                                                                ----------        ----------         ----------
Total stockholders' equity..............................           161,105            89,092             79,281
                                                                ----------        ----------         ----------
Total liabilities and stockholders' equity..............        $1,857,103        $1,543,414         $1,404,326
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

                      PRIVATEBANCORP, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                       THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                          SEPTEMBER 30,               SEPTEMBER 30,
                                                                          -------------               -------------
                                                                         2003        2002             2003       2002
                                                                         ----        ----             ----       ----
INTEREST INCOME
Loans, including fees...........................................         $15,830    $13,704         $46,205     $38,517
Taxable securities..............................................           4,564      3,079          11,808       9,282
Securities exempt from federal income taxes.....................           1,769      1,478           5,052       4,367
Federal funds sold and interest-bearing deposits................               6         38              62          63
                                                                         -------    -------         -------     -------
   Total interest income........................................          22,169     18,299          63,127      52,229
                                                                         -------    -------         -------     -------
INTEREST EXPENSE
Deposits:
   Interest-bearing demand......................................             134        168             410         507
   Savings and money market deposit accounts....................           1,375      1,923           4,728       5,405
   Brokered deposits and other time deposits....................           4,346      3,976          12,634      12,109
Funds borrowed..................................................           1,016      1,304           3,532       3,967
Trust preferred securities......................................             485        485           1,455       1,454
                                                                         -------    -------         -------     -------
   Total interest expense.......................................           7,356      7,856          22,759      23,442
                                                                         -------    -------         -------     -------
   Net interest income..........................................          14,813     10,443          40,368      28,787
                                                                         -------    -------         -------     -------
Provision for loan losses.......................................           1,092        828           2,778       2,948
                                                                         -------    -------         -------     -------
   Net interest income after provision for loan losses..........          13,721      9,615          37,590      25,839
                                                                         -------    -------         -------     -------

NON-INTEREST INCOME
 Banking, wealth management services and other income...........           3,657      1,763           9,539       5,107
 Securities (losses), gains, net................................            (333)       280           1,922         324
 Interest Rate Swap gains,(losses) .............................             765       (662)           (519)       (662)
                                                                         -------    -------         -------     -------
   Total non-interest income....................................           4,089      1,381          10,942       4,769
                                                                         -------    -------         -------     -------
NON-INTEREST EXPENSE
Salaries and employee benefits..................................           5,338      3,393          15,186      10,076
Occupancy expense, net..........................................           1,403      1,227           4,092       3,572
Professional fees...............................................           1,130        997           3,483       2,915
Amortization of intangibles.....................................              42         --             126          --
Other non-interest expense......................................           2,690      1,471           6,891       4,110
                                                                         -------    -------         -------     -------
   Total non-interest expense...................................          10,603      7,088          29,778      20,673
                                                                         -------    -------         -------     -------
Minority interest expense.......................................              59         --             141          --

   Income before income taxes...................................           7,148      3,908          18,613       9,935
                                                                         -------    -------         -------     -------
Income tax provision............................................           2,018        875           5,267       2,148
                                                                         -------    -------         -------     -------
   Net income...................................................         $ 5,130    $ 3,033         $13,346     $ 7,787
                                                                         =======    =======         =======     =======

Basic earnings per share........................................         $  0.57    $  0.41         $  1.65     $  1.06

Diluted earnings per share......................................         $  0.54    $  0.39         $  1.55        1.01

   The accompanying notes to consolidated financial statements are an integral part of these statements. All previously reported share and per share data has been restated to reflect the 3-for-2 stock split which occurred on January 17, 2003.

                      PRIVATEBANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
            NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002 (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                           ACCUMULATED
                                           ADDITIONAL                         OTHER                         LOANS          TOTAL
                                COMMON      PAID-IN-         RETAINED     COMPREHENSIVE      DEFERRED         TO       STOCKHOLDERS'
                                 STOCK      CAPITAL          EARNINGS        INCOME       COMPENSATION     OFFICERS       EQUITY
                                 -----      -------          --------        ------       ------------     --------       ------
BALANCE, JANUARY 1, 2002..      $7,206     $39,114           $17,468          $   323      $  (857)         $(950)        $ 62,304
Net income................          --          --             7,787               --           --             --            7,787
Net increase in fair
   value of securities
   classified as
   available-for-sale,
   net of income taxes
   and reclassification
   adjustments............          --          --                --            8,398           --             --            8,398
                                                                                -----                                       ------
Total comprehensive income                                                                                                  16,185
                                                                                                                            ------
Cash dividends declared
   ($0.07 per share)......          --          --              (495)              --          --              --             (495)
Issuance of common stock..         198         893                --               --          --              --            1,091
Awards granted............          --          --                --               --         (38)             --              (38)
Amortization of deferred
   compensation...........          --          --                --               --          234             --              234
                                ------     -------           -------          -------      -------          -----         --------
BALANCE, SEPTEMBER 30,
   2002...................      $7,404     $40,007           $24,760          $ 8,721      $  (661)         $(950)        $ 79,281
                                ======     =======           =======          =======      =======          =====         ========
BALANCE, JANUARY 1, 2003..      $7,704     $45,367           $27,784          $ 8,826      $  (589)         $  --         $ 89,092

Net income................          --          --            13,346               --           --             --           13,346
Net increase in fair
   value of securities
   classified as
   available-for-sale,
   net of income taxes
   and reclassification
   adjustments............          --           --               --            1,594           --             --            1,594
                                                                                                                           -------
Total comprehensive income                                                                                                  14,940
Cash dividends declared                                                                                                    -------
   ($0.12 per share)......          --          --            (1,016)              --           --             --           (1,016)
Issuance of common stock..       2,136      58,305                --               --           --             --           60,441
Awards granted and
   forfeited..............          --          --                --               --       (2,538)            --           (2,538)
Amortization of deferred
   compensation...........          --          --                --               --          186             --              186
                                ------     -------           -------          -------      -------          -----         --------
BALANCE, SEPTEMBER 30,
   2003...................      $9,840    $103,672           $40,114          $10,420      $(2,941)         $  --         $161,105
                                ======    ========           =======          =======      =======          =====         ========

   The accompanying notes to consolidated financial statements are an integral part of these statements. All previously reported share and per share data has been restated to reflect the 3-for-2 stock split which occurred on January 17, 2003.

                      PRIVATEBANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002 (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                            NINE MONTHS ENDED
                                                                                              SEPTEMBER 30,
                                                                                              -------------
                                                                                           2003            2002
                                                                                           ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income.....................................................................        $  13,346      $    7,787
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization...............................................            1,225             999
   Amortization of deferred compensation, net of forfeitures...................              186             234
   Provision for loan losses...................................................            2,778           2,948
   Net gain on sale of securities..............................................           (1,922)           (324)
   Trading losses on interest rate swap........................................              519             662
   Net proceeds on loans held for sale.........................................            8,767           2,273
   (Decrease) increase in deferred loan fees...................................             (552)            553
   Decrease (increase) in accrued interest receivable..........................            2,147          (1,335)
   (Decrease) increase in accrued interest payable.............................             (609)          2,885
   (Increase) decrease in other assets.........................................             (248)            689
   Increase (decrease) in other liabilities....................................           16,151          (2,451)
                                                                                        --------        --------
   Total adjustments...........................................................           28,442           7,133
                                                                                        --------        --------
   Net cash provided by operating activities...................................           41,788          14,920
                                                                                        --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities, paydowns, and sales of securities....................           80,380         102,890
Purchase of securities available-for-sale......................................         (236,976)       (160,763)
Net loan principal advanced....................................................         (165,921)       (133,547)
Premises and equipment expenditures............................................             (720)         (3,569)
                                                                                        --------        --------
   Net cash used in investing activities.......................................         (323,237)       (194,989)
                                                                                        --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in total deposits.................................................          270,788         312,839
Proceeds from exercise of stock options........................................              704           1,053
Proceeds from common stock offering............................................           57,199              --
Dividends paid.................................................................           (1,016)           (495)
Net decrease in funds borrowed.................................................          (45,463)       (107,720)
                                                                                        --------        --------
   Net cash provided by financing activities...................................          282,212         205,677
                                                                                        --------        --------
Net increase in cash and cash equivalents......................................              763          25,608

Cash and cash equivalents at beginning of year.................................           34,787          22,801
                                                                                        --------        --------
Cash and cash equivalents at end of period.....................................        $  35,550      $   48,409
                                                                                       =========      ==========


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

         The annualized results of operations for the nine months ended September 30, 2003 are not necessarily indicative of the results expected for the full year ending December 31, 2003. The accompanying consolidated financial statements are unaudited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, or cash flows in accordance with generally accepted accounting principles. The September 30, 2003 consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2002 included in the Company's Annual Report on Form 10-K/A.

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

                 NOTE 2--ACCOUNTING FOR STOCK-BASED COMPENSATION

         Pursuant to SFAS No. 148, Accounting for Stock-Based Compensation (SFAS No. 148), pro forma net income and pro forma earnings per share are presented in the following table as if the fair value method of accounting for stock-based compensation plans had been utilized.


                                             NINE MONTHS ENDED
                                               SEPTEMBER 30,
                                               -------------
                                             2003          2002
                                             ----          ----
                                           (DOLLARS IN THOUSANDS)
Net income
   As reported......................      $13,346        $7,787
   Pro forma........................       12,368         7,445
Basic earnings per share
   As reported......................      $  1.65        $ 1.06
   Pro forma........................         1.61          1.04
Diluted earnings per share
   As reported......................      $  1.55        $ 1.01
   Pro forma........................         1.51          1.00

                                             THREE MONTHS ENDED
                                               SEPTEMBER 30,
                                               -------------
                                             2003          2002
                                             ----          ----
                                           (DOLLARS IN THOUSANDS)
Net income
   As reported......................       $5,130        $3,033
   Pro forma........................        4,803         2,919
Basic earnings per share
   As reported......................       $ 0.57        $ 0.41
   Pro forma........................         0.57          0.41
Diluted earnings per share
   As reported......................       $ 0.54        $ 0.39
   Pro forma........................         0.54          0.39

Note: The pro forma results above may not be representative of the effect reported in net income for future years.

         In determining the fair value of each option grant for purposes of the above pro forma disclosures, the Company used an option pricing model with the following assumptions for grants made in 2003: dividend yield of 0.40%; risk-free interest rate of 4.55%; expected lives of 10 years for the Stock Incentive Plan options, for the compensation replacement options and for the various director options; and expected volatility of approximately 46%, based on the Company's historical stock price experience. On August 28, 2003, the Company granted 163,200 stock options with an exercise price of $34.46 to certain members of management that vest over 4 years. Additionally, on August 28, 2003, the Company granted 23,000 stock options with an exercise price of $34.46 to the Board of Directors of each of the Company, The PrivateBank (Chicago) and The PrivateBank (St. Louis) that vest on December 31, 2003.

                           NOTE 3--EARNINGS PER SHARE

         The following table shows the computation of basic and diluted earnings per share (in thousands except per share data) for the three and nine months ended September 30, 2003:

                                                                   THREE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                                       -------------
                                                                   2003           2002
                                                                   ----           ----
Net income................................................        $5,130        $3,033

Weighted average common shares outstanding................         9,009         7,393
Weighted average common shares equivalent(1)..............           566           417
                                                                  ------        ------
Weighted average common shares and common share
   equivalents............................................         9,575         7,810
                                                                  ======        ======
Net income per average common share - basic...............        $ 0.57        $ 0.41
Net income per average common share - diluted.............        $ 0.54        $ 0.39

------------------
(1) Common shares equivalent result from stock options being treated as if they had been exercised and are computed by application of the treasury stock method.

                                                                     NINE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                                       -------------
                                                                   2003             2002
                                                                   ----             ----

Net income................................................       $13,346          $7,787

Weighted average common shares outstanding................         8,092           7,353
Weighted average common shares equivalent(1)..............           522             386
                                                                 -------          ------
Weighted average common shares and common share
   equivalents............................................         8,614           7,739
                                                                 =======         =======
Net income per average common share - basic...............       $  1.65         $  1.06
Net income per average common share - diluted.............       $  1.55         $  1.01

------------------
(1) Common shares equivalent result from stock options being treated as if they had been exercised and are computed by application of the treasury stock method.

                        NOTE 4--NEW ACCOUNTING STANDARDS

         In May 2003, Statement of Financial Accounting Standards (SFAS No.
150), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" was issued, establishing standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement requires that an issuer classify certain financial instruments, which may previously have been classified as equity, as a liability. This generally includes financial instruments which either 1) require mandatory redemption at a specified time other than upon liquidation or termination of the entity, 2) include an obligation to either repurchase the issuer's equity shares or is indexed to such an obligation and which may require settlement in cash or 3) require the issuance of a variable number of the issuer's shares based on a monetary amount which is generally unrelated to the value of those shares. The Statement was effective as of July 1, 2003 and is not expected to have a material impact on the Company's accounting and reporting.

         In April 2003, SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" was issued, amending and clarifying financial accounting and reporting for certain derivative instruments. This statement is generally effective for contracts entered into or modified after September 30, 2003. The statement is not expected to have a material impact on the Company's accounting and reporting for derivatives.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which provides guidance on how to transition from the intrinsic value method of accounting for stock-based employee compensation under APB No. 25 to SFAS No. 123's fair value method of accounting, if a company so elects. The statement also amends the disclosure provisions of SFAS No. 123 and APB No. 25 to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB No. 25. Although the recognition provisions of SFAS No. 148 are not applicable to the Company at this time, as it continues to account for stock-based compensation using the intrinsic value method, the Company has provided the required disclosures in Note 1 to these consolidated financial statements.

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



                           NOTE 5--OPERATING SEGMENTS

         For purposes of making operating decisions and assessing performance, management regards The PrivateBank (Chicago), The PrivateBank (St. Louis), Wealth Management and the Holding Company as four operating segments. The Company's investment securities portfolio is comprised of the two banks' portfolios and accordingly each portfolio is included in total assets and reported in the results of The PrivateBank (Chicago) and The PrivateBank (St. Louis). Compensation expense related to the management of the investment portfolios is allocated solely to The PrivateBank (Chicago). Insurance expense for the Company is allocated to The PrivateBank (Chicago), the Holding Company and the Wealth Management segments. The results for each business segment are summarized in the paragraphs below and included in the following segment tables. We apply the accrual basis of accounting for each reportable segment and for transactions between reportable segments. During the first nine months of 2003, there were no changes in the measurement methods used to determine reported segment profit or loss as compared to the same period in 2002. For the periods presented, there are no asymmetrical allocations to segments requiring disclosure.

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

         Individual banking services include interest-bearing checking, money market accounts, certificates of deposit, ATM/debit cards and investment brokerage accounts. Additionally, The PrivateBank (Chicago) offers secured and unsecured personal loans and lines of credit. Through The PrivateBank (Chicago)'s affiliations with Mesirow Financial, Inc. and Sterling Investment Services, Inc., clients have access to insurance products and securities brokerage services. The PrivateBank (Chicago) also offers domestic and international wire transfers and foreign currency exchange. The PrivateBank (Chicago) balance sheet reflects goodwill of $19.2 million and intangibles of $2.4 million at September 30, 2003, which remained relatively unchanged compared to December 31, 2002 balances.

                                              THE PRIVATEBANK (CHICAGO)
                                                   SEPTEMBER 30,
                                                   -------------
                                               2003              2002
                                               ----              ----
                                                   (IN THOUSANDS)
Total loans........................       $  992,003        $  815,230
Total assets.......................        1,674,797         1,265,061
Total deposits.....................        1,371,706         1,055,224
Total borrowings...................          129,620            91,672
Total capital......................          140,365           105,540
Net interest income................           34,684            26,667
Non-interest income................            6,349             3,684
Non-interest expense...............           18,465            15,146
Net income.........................           14,551             9,697


THE PRIVATEBANK (ST. LOUIS)

         The PrivateBank (St. Louis), through its main office located in St. Louis, Missouri, provides personal and commercial banking services primarily to affluent individuals, professionals, entrepreneurs and their business interests.

         The PrivateBank (St. Louis) offers a full range of real estate lending products including fixed and floating rate permanent and mini-permanent mortgages and construction loans. Personal loans include installment loans and lines of credit, home equity loans and a wide variety of home mortgage loans. Commercial lending products provided by The PrivateBank (St. Louis) include lines of credit for working capital, term loans for equipment and letters of credit to support the commitments made by its clients. Non-credit products include lock-box, cash concentration accounts, merchant credit card processing, electronic funds transfer and other cash management products. Individual banking services include interest-bearing checking, money market deposit accounts, certificates of deposit, ATM/debit cards and investment brokerage accounts. The PrivateBank (St. Louis) also offers domestic and international wire transfers and foreign currency exchange.

                                                   THE PRIVATEBANK
                                                     (ST. LOUIS)
                                                     -----------
                                                    SEPTEMBER 30,
                                                    -------------
                                                2003              2002
                                                ----              ----
                                                   (IN THOUSANDS)
Total loans........................         $139,942          $ 99,538
Total assets.......................          179,665           132,986
Total deposits.....................          128,005           108,103
Total borrowings...................           34,872            11,500
Total capital......................           15,515            12,068
Net interest income................            3,882             2,397
Non-interest income................            2,935             1,253
Non-interest expense...............            4,153             2,813
Net income.........................            1,419               527


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

                                                  WEALTH MANAGEMENT
                                                  -----------------
                                                    SEPTEMBER 30,
                                                    -------------
                                                 2003           2002
                                                 ----           ----
                                                    (IN THOUSANDS)
Wealth Management assets under
   management..........................       $1,320,175       $693,869
Net interest income....................              876          1,004
Non-interest income....................            4,775          2,187
Non-interest expense...................            4,914          2,833
Minority interest expense..............              141             --
Net income.............................              393            240

         The following table indicates the breakdown of our wealth management assets under management at September 30, 2003 by account classification and related gross revenue for the nine months ended September 30, 2003 and September 30, 2002:

                                             AT OR FOR THE NINE MONTHS
                                             ENDED SEPTEMBER 30, 2003
                                             ------------------------
                                           MARKET VALUE        REVENUE
                                           ------------        -------
             ACCOUNT TYPE                        (IN THOUSANDS)
             ------------
Lodestar............................       $  543,405          $2,292
Agency--managed......................         168,056             849
Custody.............................          327,178             491
Personal trust--managed..............         270,627           1,081
Employee benefits--managed...........          57,601              62
                                           ----------          ------
Less trust assets managed by
   Lodestar(1)......................          (46,692)
                                           ==========
   Total............................       $1,320,175          $4,775
                                           ==========          ======

(1) These assets are included in personal trust - managed balances. The revenue related to these assets are presented in personal trust managed and Lodestar based on the services provided.

                                             AT OR FOR THE NINE MONTHS
                                             ENDED SEPTEMBER 30, 2002
                                             ------------------------
                                           MARKET VALUE        REVENUE
                                           ------------        -------
             ACCOUNT TYPE                        (IN THOUSANDS)
             ------------
Personal trust--managed..............        $231,715          $1,016
Agency--managed......................         139,763             667
Custody.............................          270,498             441
Employee benefits--managed...........          51,893              63
                                             --------          ------
   Total............................         $693,869          $2,187
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

                                             HOLDING COMPANY ACTIVITIES
                                             --------------------------
                                                    SEPTEMBER 30,
                                                    -------------
                                               2003             2002
                                               ----             ----
                                                  (IN THOUSANDS)
Total assets.......................         $182,657         $ 121,619
Total borrowings...................               --            22,250
Long-term debt - trust preferred
   securities......................           20,000            20,000
Interest expense...................            2,131             1,857
Non-interest income................              152                65
Non-interest expense...............            2,482             2,178
Total capital......................          161,105            79,281
Net loss...........................           (3,017)           (2,677)

         The following is a summary of certain operating information for reportable segments at or for the periods presented and the reported consolidated balances (in millions):



   AT OR FOR THE NINE         THE           THE
      MONTHS ENDED        PRIVATEBANK    PRIVATEBANK       WEALTH         HOLDING       INTERSEGMENT
   SEPTEMBER 30, 2003      (CHICAGO)     (ST. LOUIS)     MANAGEMENT       COMPANY      ELIMINATIONS(2)   CONSOLIDATED
   ------------------      ---------      ---------      ----------       -------      ---------------   ------------
Total loans..........      $  992.0        $139.9          $  -           $    -           $  (0.2)       $1,131.7
Total assets.........       1,674.8         179.7             -            182.7            (179.9)        1,857.1
Total deposits.......       1,371.7         128.0             -               -              (23.7)        1,476.0
Total borrowings(1)..         129.6          34.9             -             20.0               -             184.5
Total capital........         140.4          15.5             -            161.1            (155.9)          161.1
Net interest income..          34.7           3.9           0.9             (2.1)              3.0            40.4
Non-interest income..           6.3           2.9           4.8              0.2              (3.3)           10.9
Non-interest expense.          18.5           4.2           4.9              2.5              (0.3)           29.8
Minority interest
   expense...........             -             -           0.1                -                 -             0.1
Net income...........          14.6           1.4           0.4             (3.0)             (0.1)           13.3
Wealth Management
   assets under
   management........             -             -       1,320.2                -                 -         1,320.2

   AT OR FOR THE NINE         THE           THE
      MONTHS ENDED        PRIVATEBANK    PRIVATEBANK       WEALTH         HOLDING       INTERSEGMENT
   SEPTEMBER 30, 2003      (CHICAGO)     (ST. LOUIS)     MANAGEMENT       COMPANY      ELIMINATIONS(2)   CONSOLIDATED
   ------------------      ---------      ---------      ----------       -------      ---------------   ------------
Total loans..........      $  815.2        $ 99.5          $  -           $    -       $  (1.5)          $   913.2
Total assets.........       1,265.1         133.0             -            121.6        (115.4)            1,404.3
Total deposits.......       1,055.2         108.1             -               -            -               1,163.3
Total borrowings(1)..          91.7          11.5             -             42.3          (0.1)              145.4
Total capital........         105.5          12.1             -             79.3        (117.6)               79.3
Net interest income..          26.7           2.4           1.0             (1.9)          0.6                28.8
Non-interest income..           3.7           1.3           2.2              0.1          (2.5)                4.8
Non-interest expense.          15.1           2.8           2.8              2.2          (2.2)               20.7
Minority interest
   expense...........             -             -             -                -             -                   -
Net income...........           9.7           0.5           0.2             (2.7)          0.1                 7.8
Wealth Management
   assets under
   management........             -             -         693.9               -            -                 693.9

------------------

(1) Includes long-term debt-trust preferred securities for the Holding Company Activities segment.
(2) The intersegment elimination for total loans reflects the exclusion of unearned income for management reporting purposes. The intersegment elimination for total capital reflects the elimination of the net investment in The PrivateBank (Chicago) and The PrivateBank (St. Louis) in consolidation. The intersegment eliminations include adjustments necessary for each category to agree with the related consolidated financial statements.

         The adjustments to total assets presented in the table above represent the elimination of the net investment in banking subsidiaries in consolidation, the elimination of the Company's cash that is maintained in a subsidiary bank account, the elimination of fed funds purchased and sold between Chicago and St. Louis, the reclassification of the unearned discount on loans, the reclassification related to current and deferred taxes and the reclassification of loan fee income which is included in non-interest income for segment reporting purposes as compared to interest income for consolidated reporting purposes.

              NOTE 6--ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying values and estimated fair values of financial instruments as of September 30, 2003 have not materially changed on a relative basis from the carrying values and estimated fair values of financial instruments disclosed as of December 31, 2002.

                       NOTE 7--OTHER COMPREHENSIVE INCOME

         Change in the fair value of securities available-for-sale is presented on a net basis on the Consolidated Statement of Changes in Stockholders' Equity. The following table discloses the changes in the components of other accumulated comprehensive income for the nine months ended September 30, 2003 and 2002 (in thousands):


                                                                      SEPTEMBER 30, 2003
                                                                      ------------------
                                                          BEFORE TAX                        NET OF TAX
                                                            AMOUNT         TAX EFFECT         AMOUNT
                                                            ------         ----------         ------
Unrealized gains on securities available-for-sale:
Unrealized holding gains, net.....................          $4,338            $1,475           $2,863
Less:  reclassification adjustment for net gains,
   included in net income.........................           1,922               653            1,269
                                                            ------            ------           ------
Unrealized gains, net.............................          $2,416            $  822           $1,594
                                                            ======            ======           ======

                                                                      SEPTEMBER 30, 2002
                                                                      ------------------
                                                         BEFORE TAX                         NET OF TAX
                                                           AMOUNT         TAX EFFECT          AMOUNT
                                                           ------         ----------          ------
Unrealized gains on securities available-for-sale:
Unrealized holding gains, net.....................         $11,035            $2,383           $8,652
Less:  reclassification adjustment for net gains,
   included in net income.........................             324                70              254
                                                           -------            ------           ------
Unrealized gains, net.............................         $10,711            $2,313           $8,398
                                                           =======            ======           ======

              NOTE 9--LONG TERM DEBT -- TRUST PREFERRED SECURITIES

         Effective February 8, 2001, PrivateBancorp Capital Trust I, a newly created Delaware statutory trust and wholly-owned financial subsidiary of the Company, issued 2,000,000 shares (including the underwriters' over-allotment) of 9.50% trust preferred securities, which represent preferred undivided interests in the assets of the trust. The sole assets of the trust are 9.50% junior subordinated debentures issued by the Company with a maturity date of December 31, 2030.

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

         The trust preferred securities are recorded as a liability of the Company. The aggregate principal amount of the trust preferred securities outstanding is $20.0 million. As of September 30, 2003, the entire amount of the preferred securities is eligible for treatment as Tier I capital as allowed by the Federal Reserve. At September 30, 2003, the unamortized balance of the underwriting commissions paid and offering expenses was $1.1 million and is classified as part of other assets on the balance sheet. This amount is being amortized on a straight-line basis until maturity at $9,764 per quarter. The amortization is recognized as interest expense on the income statement. In the event the Company exercises its right to redeem the securities prior to maturity, any unamortized commissions would be expensed upon redemption.

                          NOTE 10--CAPITAL TRANSACTIONS

         During the third quarter of 2003, the Company completed its underwritten public offering of 1,955,000 shares. The public offering price was $31.25 and the Company received aggregate net proceeds of approximately $57.2 million after deducting underwriting commissions and offering expenses, including shares issued pursuant to the underwriters' over-allotment option. The Company used a portion of the net proceeds from the offering to repay $30.0 million outstanding under its revolving credit facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         PrivateBancorp, Inc. ("the Company") was organized as a Delaware corporation in 1989 to serve as the holding company for a Chicago-based de novo bank designed to provide highly personalized financial services primarily to affluent individuals, professionals, entrepreneurs and their business interests. Through the Company's banking subsidiaries, The PrivateBank and Trust Company ("The PrivateBank (Chicago)") and The PrivateBank (St. Louis), the Company provides its clients with traditional personal and commercial banking services, lending programs, and wealth management services. Using the European tradition of "private banking" as the model, the Company strives to develop a unique relationship with clients, utilizing a team of managing directors to serve the clients' individual and corporate banking needs, and tailoring products and services to meet such needs. Currently, the Company has seven Chicago-area offices: Downtown Chicago, Wilmette, Oak Brook, St. Charles, Lake Forest, Winnetka, and Geneva, Illinois. During 2000, the Company expanded to the St. Louis market, where it opened a new federal savings bank, The PrivateBank (St. Louis). Currently, the Company operates one location in the St. Louis market. Managing directors are strategically located at all of these locations. On December 30, 2002, The PrivateBank (Chicago) acquired an 80% controlling interest in Lodestar Investment Counsel, LLC ("Lodestar"), a Chicago-based investment adviser with $543.4 million of assets under management at September 30, 2003. Lodestar manages equity, balanced, and fixed income accounts primarily for high net-worth individuals, retirement plans and charitable organizations with investable assets generally in excess of $1.0 million, and shares a similar focus on highly personalized client service.

         For financial information regarding the Company's four separate lines of business, The PrivateBank (Chicago), The PrivateBank (St. Louis), Wealth Management and Holding Company Activities, see "Operating Segments Results" beginning on page 28 and "Note 5 -- Operating Segments" to the unaudited consolidated financial statements of the Company included on page 11.

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

        ALLOWANCE FOR LOAN LOSSES

         We maintain an allowance for loan losses at a level management believes is sufficient to absorb credit losses inherent in our loan portfolio. The allowance for loan losses represents our estimate of probable losses in the portfolio at each balance sheet date and is based on review of available and relevant information. The allowance contains provisions for probable losses that we have identified relating to specific borrowing relationships as well as probable losses not specifically identified that are inherent in our loan portfolio. We reassess our allowance for loan losses monthly to determine the appropriate level of the reserve. We base the amount of the allowance for loan losses on a variety of factors, including assessment of the credit risk of the loans in the portfolio, volume of loans and commitments in the portfolio, delinquent loans, evaluation of current economic conditions in the market area, actual charge-offs during the period and historical loss experience. The unallocated portion of the reserve involves the exercise of judgment by management and reflects various considerations, including management's view that the reserve should have a margin that recognizes the imprecision inherent in the process of estimating credit losses.

         Management adjusts the allowance for loan losses by recording a provision for loan losses in an amount sufficient to maintain the allowance at the level determined appropriate. Loans are charged-off when deemed to be uncollectible by management. We believe that the allowance for loan losses is adequate to provide for estimated probable credit losses inherent in our loan portfolio. The allowance for loan losses as a percentage of total loans was 1.23% as of September 30, 2003 compared to 1.20% as of December 31, 2002.

        GOODWILL AND INTANGIBLE ASSETS

         During 2001, The PrivateBank (Chicago) recorded approximately $12.2 million in goodwill in connection with the Johnson Bank Illinois acquisition. During 2002, the Company recorded $8.4 million of goodwill and $2.5 million in customer intangibles in connection with the Lodestar Investment Counsel, LLC acquisition. These intangible assets are being amortized over an estimated useful life of 15 years. Effective January 1, 2002, the Company adopted SFAS No. 142, which requires that goodwill and intangible assets that have indefinite lives no longer be amortized but be reviewed for impairment annually, or more frequently if certain indicators arise. Prior to the adoption of SFAS No. 142, goodwill was being amortized using the straight-line method over a period of 15 years. The Company did not incur any goodwill impairment in 2002 in adopting SFAS 142. The Company performs an annual impairment test of goodwill each year. Impairment losses on recorded goodwill will be recorded as operating expenses.

         Goodwill at September 30, 2003 was $19.2 million compared to a similar amount of $19.2 million at December 31, 2002, excluding the Lodestar customer intangible assets of $2.4 million. The acquisition of Lodestar on December 30, 2002, increased goodwill by $8.4 million and Lodestar customer intangible assets by $2.5 million. Amortization expense related to the Lodestar customer intangible assets is expected to be recorded in the amount of $167,000 each year for 15 years.

                  RESULTS OF OPERATIONS THREE AND NINE MONTHS
                        ENDED SEPTEMBER 30, 2003 AND 2002

NET INCOME

         Net income for the third quarter ended September 30, 2003, was $5.1 million, up 69% compared to third quarter 2002 net income of $3.0 million. Earnings per diluted share increased 38% to $0.54 per diluted share in the third quarter 2003 compared to $0.39 per diluted share in the third quarter 2002. Net income for the nine months ended September 30, 2003, increased to $13.3 million, or $1.55 per diluted share, compared to $7.8 million, or $1.01 per diluted share, for the same period last year, reflecting diluted earnings per share improvement of 53%.

         The improvement in earnings per diluted share for the three months ended September 30, 2003 as compared to the prior year period reflects a significant increase in net interest margin augmented by strong loan demand and increases in banking, wealth management services and other income. Non-interest income for the quarter includes net securities losses of $333,000 compared to net gains of $280,000 during the third quarter of 2002 and gains of $2.3 million during the second quarter of 2003.

         For the nine months ended September 30, 2003, increases in net interest income and non-interest income have outpaced the increases in non-interest expense for the period as compared to the prior year periods. During the second quarter 2003, we recognized a gain of $2.4 million on the sale of a single corporate bond from our available-for-sale investment security portfolio. The acquisition of Lodestar in December 2002 contributed to higher non-interest income and non-interest expense during 2003.

NET INTEREST INCOME

          Net interest income is the difference between interest income and fees on earning assets and interest expense on deposits and borrowings. Interest income includes amortization of loan origination fees recorded from loans. Interest expense includes amortization of prepaid fees on brokered deposits and issuance costs of trust preferred securities. Net interest margin represents net interest income on a tax equivalent basis as a percentage of average earning assets during the period. Net interest margin reflects the spread between average yields earned on interest earning assets and the average rates paid on interest-bearing deposits and borrowings. The volume of non-interest-bearing funds, largely comprised of demand deposits and capital, also affects the net interest margin.

          Net interest income was $14.8 million during the three months ended September 30, 2003 compared to $10.4 million for the third quarter 2002, an increase of 42%, and an increase of 18% compared to the second quarter 2003. Average earning assets during the third quarter 2003 were $1.7 billion, compared to $1.3 billion in the prior year quarter, an increase of 31%, and an increase of 6% from June 30, 2003 levels. Net interest margin (on a tax equivalent basis) was 3.64% in the third quarter 2003, up from 3.46% in the prior year third quarter and up from 3.33% in the second quarter of 2003. The margin expansion during the third quarter of 2003 reflects a 6 basis point increase in yields on average earning assets and a 20 basis point decrease in the costs of average interest-bearing liabilities from the yields and costs incurred in the second quarter of 2003. During the third quarter of 2003, we used a portion of the net proceeds from our public offering to repay obligations outstanding on our revolving line of credit facility. During the quarter we also repaid in full a subordinated note with outstanding principal of $5.0 million. The changes made to funds borrowed during the third quarter 2003 had a positive impact on improving net interest margin during the quarter relative to the second quarter of 2003, and will continue to positively impact net interest margin in the fourth quarter of 2003. The impact of the third quarter FHLB stock dividend payment after an additional $45.0 million stock investment in May 2003 also contributed to the expansion of net interest margin on a quarter-linked basis.

         Net interest income was $37.6 million during the nine months ended September 30, 2003 compared to $25.8 million for the same period in 2002, an increase of 45%. Net interest margin (on a tax equivalent basis) was 3.55% for the nine months ended September 30, 2003, up from 3.40% in the prior year period. The improvement in net interest margin during the nine months ended September 30, 2003 as compared to the same period in 2002 was primarily attributable to reductions in the rates paid on our interest-bearing liabilities, which more than offset the declines in the rates earned on interest yielding assets. During 2003, continued declines in market rates of interest have negatively impacted yields on investment securities. However, our loan portfolio has benefited from the utilization of interest rate floors that have been incorporated into a large percentage of our lending arrangements and have protected our loan yields in this low interest rate environment. The continued declines in market interest rates have allowed us to continue to reduce deposit rates and have resulted in lower rates paid on our borrowed funds for the nine months ended September 30, 2003 as compared to the same period in 2002. Additionally, net interest margin for the nine months ended September 30, 2003 has benefited from the deployment of $57.2 million of capital that was raised on July 30, 2003. In addition to the repayment of the amounts outstanding under our revolving line of credit, the capital that was raised in connection with the common stock offering has been utilized to continue to grow our loan and investment portfolios.

         A changing interest rate environment has an effect on our net interest margin. A large portion of our loan portfolio is based on the prime interest rate and may reprice faster than our deposits and floating rate borrowings. For the remainder of 2003, we do not expect any margin improvement, compared to third quarter, given our intention to extend the duration of our liabilities (see footnotes on page 22). Longer-term liabilities are generally more expensive than shorter-term liabilities given the upward slope of the yield curve. Alternatively, if market interest rates decrease, we expect our net interest margin to experience pressure.

         The following tables present a summary of our net interest income and related net interest margin, calculated on a tax equivalent basis (dollars in thousands):


                                                            THREE MONTHS ENDED SEPTEMBER 30,
                                                            --------------------------------
                                                      2003                                    2002
                                                      ----                                    ----
                                       AVERAGE                                AVERAGE
                                       BALANCE(1)   INTEREST       RATE       BALANCE(1)    INTEREST       RATE
                                       ----------   --------       ----       ----------    --------       ----
Fed funds sold and other
   short-term investments.........     $    1,480     $     6      1.66%      $    2,585     $     38     5.68%
Investment securities (taxable)...        435,096       4,564      4.13%         265,454        3,079     4.62%
Investment
   securities(non-taxable)(2).....        146,776       2,541      6.92%         119,763        2,234     7.46%
Loans, net of unearned
   discount(3)....................      1,101,824      15,830      5.65%         887,720       13,704     6.07%
                                       ----------     -------                 ----------      -------
Total earning assets..............     $1,685,176     $22,941      5.37%      $1,275,522      $19,055     5.90%
                                       ==========     =======                 ==========      =======
Interest-bearing deposits.........     $1,309,963     $ 5,855      1.77%      $1,041,397      $ 6,067     2.31%
Funds borrowed....................        169,088       1,016      2.35%         119,714        1,304     4.27%
Trust preferred securities........         20,000         485      9.70%          20,000          485     9.70%
                                       ----------     -------                 ----------      -------
Total interest-bearing liabilities     $1,499,051       7,356      2.14%      $1,181,111        7,856     2.63%
                                       ==========     -------                 ==========      -------
Tax equivalent net interest income                    $15,585                                 $11,199
                                                      =======                                 =======
Net interest spread(4)............                                 3.43%                                  3.27%
Net interest margin(5)(6).........                                 3.64%                                  3.46%


                                                             NINE MONTHS ENDED SEPTEMBER 30,
                                                             -------------------------------
                                                      2003                                    2002
                                                      ----                                    ----
                                       AVERAGE                                AVERAGE
                                       BALANCE(1)   INTEREST       RATE       BALANCE(1)    INTEREST       RATE
                                       ----------   --------       ----       ----------    --------       ----
Fed funds sold and other
   short-term investments.........     $    7,697     $    62      1.07%      $    2,758      $    63     3.01%
Investment securities (taxable)...        391,336      11,808      3.99%         259,202        9,282     4.78%
Investment
   securities(non-taxable)(2).....        138,638       7,260      6.98%         118,496        6,600     7.43%
Loans, net of unearned
   discount(3)....................      1,050,098      46,205      5.83%         829,107       38,517     6.16%
                                       ----------     -------                 ----------      -------
Total earning assets..............     $1,587,769     $65,335      5.46%      $1,209,563      $54,462     5.98%
                                       ==========     =======                 ==========      =======
Interest-bearing deposits.........     $1,259,446     $17,772      1.89%      $  968,820      $18,021     2.49%
Funds borrowed....................        172,862       3,532      2.69%         133,364        3,967     3.92%
Trust preferred securities........         20,000       1,455      9.70%          20,000        1,454     9.70%
                                       ----------     -------                 ----------      -------
Total interest-bearing liabilities     $1,452,308     $22,759      2.17%      $1,122,184      $23,442     2.79%
                                       ==========     -------                 ==========      -------
Tax equivalent net interest income                    $42,576                                 $31,020
                                                      =======                                 =======
Net interest spread(4)............                                 3.37%                                  3.19%
Net interest margin(5)(6).........                                 3.55%                                  3.40%

------------------

(1)      Average balances were generally computed using daily balances.
(2) Interest income on tax-advantaged investment securities reflects a tax equivalent adjustment based on a marginal federal corporate tax rate of 34%. The total tax equivalent adjustment reflected in the above table is approximately $772,000 and $756,000 in the third quarters of 2003 and 2002, respectively, and $2.2 million and $2.2 million for the nine months ended September 30, 2003 and 2002, respectively.
(3) Nonaccrual loans are included in the average balances and do not have a material effect on the average yield. Interest due on non-accruing loans was not material for the periods presented.
(4) Yield on average interest-earning assets less rate on average interest-bearing liabilities.
(5) Net interest income, on a tax-equivalent basis, divided by average interest-earning assets.
(6) The company adjusts GAAP reported net interest income by the tax equivalent adjustment amount to account for the tax attributes on federally tax exempt municipal securities. For GAAP purposes, tax benefits associated with federally tax-exempt municipal securities are reflected in income tax expense. The following table reconciles reported net interest income to net interest income on a tax equivalent basis for the periods presented:

RECONCILIATION OF QUARTER NET INTEREST INCOME TO QUARTER NET INTEREST INCOME ON
                              A TAX EQUIVALENT BASIS
                                                        9/30/03         9/30/02
                                                        -------         -------
Net interest income.............................        $14,813         $10,443
Tax equivalent adjustment to net interest income            772             756
                                                        -------         -------
Net interest income, tax equivalent basis.......        $15,585         $11,199
                                                        =======         =======

 RECONCILIATION OF YEAR TO DATE NET INTEREST INCOME TO YEAR TO DATE NET INTEREST
                        INCOME ON A TAX EQUIVALENT BASIS

                                                        9/30/03         9/30/02
                                                        -------         -------
Net interest income.............................        $40,368         $28,787
Tax equivalent adjustment to net interest income          2,208           2,233
                                                        -------         -------
Net interest income, tax equivalent basis.......        $42,576         $31,020
                                                        =======         =======

         The following table shows the dollar amount of changes in interest income (tax equivalent) and interest expense by major categories of interest-earning assets and interest-bearing liabilities attributable to changes in volume or rate, or a mix of both, for the periods indicated. Volume variances are computed using the change in volume multiplied by the previous period's rate. Rate variances are computed using the changes in rate multiplied by the previous period's volume.

                      THREE MONTHS ENDED SEPTEMBER 30, 2003
                COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002


                                                                                      CHANGE      CHANGE
                                                                    CHANGE DUE        DUE TO      DUE TO        TOTAL
                                                                       TO RATE        VOLUME        MIX         CHANGE
                                                                       -------        ------        ---         ------
                                                                                (DOLLARS IN THOUSANDS)
Interest income/expense from:
Fed funds sold and other short-term investments.............           $   (26)       $  (16)      $   10        $  (32)
Investment securities (taxable).............................              (325)        1,975         (165)        1,485
Investment securities (non-taxable)(1)......................              (163)          508          (38)          307
Loans, net of unearned discount.............................              (931)        3,276         (219)        2,126
                                                                       -------        ------       ------        ------
   Total tax equivalent interest income(1)..................           $(1,445)       $5,743       $ (412)       $3,886
                                                                       -------        ------       ------        ------
Interest-bearing deposits...................................           $(1,410)       $1,564       $ (366)       $ (212)
Funds borrowed..............................................              (579)          531         (240)         (288)
Trust preferred securities..................................                --            --           --            --
                                                                       -------        ------       ------        ------
   Total interest expense...................................           $(1,989)       $2,095       $ (606)       $ (500)
                                                                       -------        ------       ------        ------
Net tax equivalent interest income(1).......................           $   544        $3,648       $  194        $4,386
                                                                       =======        ======       ======        ======

                      NINE MONTHS ENDED SEPTEMBER 30, 2003
                COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002

                                                                                      CHANGE      CHANGE
                                                                    CHANGE DUE        DUE TO      DUE TO        TOTAL
                                                                       TO RATE        VOLUME        MIX         CHANGE
                                                                       -------        ------        ---         ------
                                                                                (DOLLARS IN THOUSANDS)
Interest income/expense from:
Fed funds sold and other short-term investments.............           $   (40)      $   111      $   (72)      $    (1)
Investment securities (taxable).............................            (1,523)        4,724          675)        2,526

Investment securities (non-taxable)(1)......................              (396)        1,119          (63)          660
Loans, net of unearned discount.............................            (2,016)       10,182         (478)        7,688
                                                                       -------        ------       ------        ------
   Total tax equivalent interest income(1)..................           $(3,975)      $16,136      $(1,288)      $10,873
                                                                       -------        ------       ------        ------
Interest-bearing deposits...................................           $(4,373)      $ 5,413      $(1,289)      $  (249)

Funds borrowed..............................................            (1,223)        1,158         (369)         (434)
Trust preferred securities..................................                --            --           --            --
                                                                       -------        ------       ------        ------
   Total interest expense...................................           $(5,596)      $ 6,571      $(1,658)      $  (683)
                                                                       -------        ------       ------        ------
Net tax equivalent interest income(1).......................           $ 1,621       $ 9,565      $   370       $11,556
                                                                       =======       =======      =======       =======

------------------
(1) Interest income on tax-advantaged investment securities reflects a tax equivalent adjustment based on a marginal federal corporate tax rate of 34%. The total tax equivalent adjustment reflected in the above table is approximately $772,000 and $756,000 in the third quarters of 2003 and 2002, respectively, and $2.2 million and $2.2 million for the nine months ended September 30, 2003 and 2002, respectively.

PROVISION FOR LOAN LOSSES

         The changes recorded in the components of the allowance for loan losses resulted in a provision for loan losses of $1.1 million for the three months ended September 30, 2003 compared to $828,000 for the comparable period in 2002. Net charge-offs totaled $246,000 for the quarter ended September 30, 2003 versus net charge-offs of $95,000 for the third quarter of 2002 and net charge-offs of $182,000 for the quarter ended June 30, 2003. The increase in charge-offs was attributable primarily to a single commercial credit.

         For the nine months ended September 30, 2003, the provision for loan losses was $2.8 million compared to $2.9 million for the year earlier period. For the nine months ended September 30, 2003, net charge-offs totaled $498,000 versus net charge-offs of $612,000 in the year earlier period.

         The increase in the provision for loan losses during the nine months ended September 30, 2003 as compared to the prior year period reflects management's ongoing assessment of the losses that are probable and reasonably estimable in the loan portfolio. The increase in the allowance for loan losses as a percentage of total loans as of September 30, 2003 compared to September 30, 2002 reflects the credit outlook as of September 30, 2003 based on a review of economic developments and the weakening of credit quality of certain borrowers as reflected by risk rating downgrades. A discussion of the allowance for loan losses and the factors management considers in assessing the adequacy of the allowance begins on page 30.

NON-INTEREST INCOME

         Non-interest income was $4.1 million in the third quarter of 2003, reflecting an increase of approximately $2.7 million or 196% from the third quarter of 2002. The increase includes a gain of approximately $765,000 recorded to reflect the fair market value adjustment on an interest rate swap compared to a loss of $662,000 recorded in the third quarter of 2002. Growth in wealth management income and residential mortgage fee income contributed to the expansion in non-interest income compared to the prior year period. Wealth Management income totaled $1.7 million for the third quarter 2003, an increase of $1.0 million from the third quarter 2002 and an increase of $130,000 from the second quarter of 2003. The year-over year increase in wealth management income was primarily due to the inclusion of $810,000 of asset management revenue from Lodestar. Lodestar recognized $756,000 in revenue in the second quarter 2003. The Company acquired Lodestar in the fourth quarter 2002. Our wealth management trust business contributed $900,000 of revenue from trust accounts under administration compared to $686,000 during the prior year third quarter and $824,000 during the second quarter 2003.

         Non-interest income was $10.9 million for the nine months ended September 30, 2003, reflecting an increase of $6.2 million or 129% as compared to non-interest income of $4.8 million for the same period in 2002. The increase in non-interest income for the nine months ended September 30, 2003 was attributable primarily to net securities gains of $1.9 million, a trading loss on an interest rate swap of $519,000, the inclusion of $2.3 million of Lodestar revenue as well as a $1.6 million increase in fee income resulting from the sale of residential mortgages in the secondary market.

         The following table presents the breakdown of banking, wealth management services and other income for the periods presented:



                                               THREE MONTHS ENDED            NINE MONTHS ENDED
                                               ------------------            -----------------
                                                  SEPTEMBER 30,                SEPTEMBER 30,
                                                  -------------                -------------
                                               2003           2002          2003           2002
                                               ----           ----          ----           ----
Residential real estate secondary
   market fees.........................        $1,204         $  522        $3,023         $1,428
Wealth management fee revenue..........           900            686         2,483          2,187
Lodestar asset management revenue......           810             --         2,292             --
Banking and other services.............           616            393         1,339          1,040
Bank owned life insurance..............           127            162           402            452
                                               ------         ------        ------         ------
   Total banking, wealth management
      services and other income........        $3,657         $1,763        $9,539         $5,107
                                               ======         ======        ======         ======

         Sales of residential real estate loans generated $1.2 million of income during the third quarter 2003 compared to $522,000 during the prior year quarter primarily due to increased volume of loans sold as a result of continued strong demand for residential real estate loans. For the nine months ended September 30, 2003, sales of newly originated residential real estate loans generated $3.0 million of income as compared to $1.4 million in the year earlier period, an increase of 112%. It is anticipated that the demand for residential real estate loans will subside in the fourth quarter of 2003.

         Consolidated wealth management assets under management were $1.320 billion at September 30, 2003 compared to $694.0 million at September 30, 2002, and up $55.0 million from $1.265 billion at June 30, 2003. Of these amounts, trust services assets under management were $823.5 million and Lodestar assets under management were $543.4 million at September 30, 2003. Excluded from the consolidation are $46.7 million of trust services assets that are managed by Lodestar. At June 30, 2003, trust services managed $769.1 million of assets, Lodestar managed $538.4 million of assets, and $42.6 million of assets managed by Lodestar were excluded from the consolidation. Trust growth in assets under management during the quarter reflects the impact of net new business generated and the continued rebound in the equity markets.

         Growth in wealth management income contributed to the expansion in non-interest income during the quarter. Wealth management income totaled $1.7 million for the third quarter of 2003, an increase of $1.0 million from the third quarter of 2002 and an increase of $130,000 from the second quarter of 2003. Of the $1.7 million, approximately $558,000 was revenue generated from wealth management services provided to those clients where a third-party investment manager is utilized. A portion of revenue is used to pay these third-party investment managers and the remaining amount of fees collected are utilized to cover costs associated with administering other aspects of the wealth management services that we provide to clients. Wealth management fee revenue for the nine months ended September 30, 2003 was $4.8 million, including $2.3 million of Lodestar asset management revenue, compared to $2.2 million in the year earlier period. Of this amount, approximately $871,000 represents revenue generated from the wealth management services provided to those clients where a third-party investment manager is utilized. For the three months ended September 30, 2003, we paid $211,000 to third-party investment managers. These fees are included in the professional fees category of non-interest expense.

         For the nine months ended September 30, 2003, we paid approximately $532,000 to third-party investment managers. The increase in trust fees over the prior year period reflects a favorable shift in the mix of accounts towards higher fee structures, the addition of new business and equity market improvements experienced during 2003.

         Of total trust fee revenue, Lodestar asset management revenue contributed approximately $810,000 for the third quarter ended September 30, 2003. For the nine months ended September 30, 2003, Lodestar asset management revenue totaled approximately $2.3 million.

         During the third quarter of 2003, we recognized income of $127,000 related to the increased cash surrender value of a bank owned life insurance
(BOLI) policy that was entered into in the fourth quarter of 2001 as compared to relatively similar levels of income in the second quarter 2002. This policy covers certain higher-level employees who are deemed to be significant contributors to the company. All employees included in this policy are aware and have consented to the coverage. The cash surrender value of BOLI at September 30, 2003 was $11.1 million and is included in other assets on the balance sheet.

         Securities gains and losses for the third quarter 2003 also include a permanent impairment write-down of $43,000 on the Company's interest-only CMO investments. Continued low levels of market interest rates during the third quarter 2003 resulted in accelerated mortgage prepayments, which further impaired the fair value of our interest-only CMO securities. Our remaining investment in interest-only CMO securities was approximately $12,000 as of September 30, 2003.

         Included in non-interest income for the 2003 period are trading losses recorded to reflect the fair market value adjustment on an interest rate swap. This interest rate swap was entered into during the third quarter of 2002 in order to hedge a portion of the Company's investment in long-term municipal bonds. The change in the fair market value of the swap is recognized in earnings and results in a loss for the nine months ended September 30, 2003 because of the overall decline in market rates of interest during the period; for the quarterly period, the change in the fair market value of the swap resulted in a gain due to a slight rise in market rates in July 2003. For the three months ended September 30, 2003, the trading gain totaled $765,000 compared to a loss of $662,000 during the third quarter of 2002 and for the nine months ended September 30, 2003, the trading loss totaled $519,000.

NON-INTEREST EXPENSE


                                                  THREE MONTHS ENDED              NINE MONTHS ENDED
                                                  ------------------              -----------------
                                                    SEPTEMBER 30,                   SEPTEMBER 30,
                                                    -------------                   -------------
                                                 2003            2002           2003            2002
                                                 ----            ----           ----            ----
                                                    (IN THOUSANDS)                 (IN THOUSANDS)
Salaries and employee benefits..........         $5,338           $3,393       $15,186         $10,076
Occupancy...............................          1,403            1,227         4,092           3,572
Professional fees.......................          1,130              997         3,483           2,915
Marketing...............................            855              351         1,850           1,090
Data processing.........................            376              433         1,137           1,115
Postage, telephone and delivery.........            217              185           641             546
Office supplies and printing............            119              106           415             251
Insurance...............................            186              118           499             317
Amortization of intangibles.............             42                -           126               -
Other expense...........................            937              278         2,349             791
                                                -------           ------       -------         -------
Total non-interest expense..............        $10,603           $7,088       $29,778         $20,673
                                                =======           ======       =======         =======

         Non-interest expense increased to $10.6 million in the third quarter of 2003 from $7.1 million in the third quarter of 2002, an increase of 50%. For the nine months ended September 30, 2003, non-interest expense increased 44% to $29.8 million from $20.7 million in the prior period.

          The Company recognized an early termination fee of $408,000 in other operating expenses in connection with the early extinguishment of a $30.0 million fixed rate FHLB advance during the third quarter of 2003. The remaining increase in non-interest expense between the periods is attributable primarily to increased costs associated with continued growth of the organization and the operations of Lodestar. Our efficiency ratio was 53.9% for the third quarter 2003 as compared to 56.3% for the third quarter 2002 and 55.0% in the second quarter 2003. The improvement in the efficiency ratio is primarily due to increases in net interest income as compared to the second quarter 2003. On a tax-equivalent basis, this ratio indicates that in the third quarter of 2003, we spent 53.9 cents to generate each dollar of revenue, compared to 56.4 cents in the third quarter of 2002. Our efficiency ratio declined to 55.6% for the nine months ended September 30, 2003 as compared to 57.8% for the same period in 2002. During the remainder of 2003, we expect to maintain a range of 55% to 60% for our level of operating efficiency as the level of noninterest expense increases with the growth of the Company. The efficiency ratio is equal to non-interest expense divided by the sum of net interest income on a tax equivalent basis plus non-interest income. Please refer to footnote 6 on page 24 for a reconciliation of net interest income to net interest income on a tax equivalent basis.

         Salaries and benefits increased to $5.3 million, or 57% during the third quarter 2003 as compared to the year ago quarter, reflecting the increased level of full-time equivalent employees to 206 people at September 30, 2003 from 176 people at September 30, 2002. Salaries and benefits increased to $15.2 million, or 51% during the nine months ended September 30, 2003 as compared to the year ago period. The increase is due primarily to overall growth in the organization and the addition of six Lodestar employees in the fourth quarter of 2002.

         Occupancy expense increased to $1.4 million during the third quarter 2003, reflecting an increase of 14% over the prior year quarter. Occupancy expense increased to $4.1 million during the nine months ended September 30, 2003, reflecting an increase of 15% over the prior year period. The increase in occupancy expense compared to prior year periods reflects the increase of additional floor space that is being leased in our downtown Chicago location as well as the Lodestar office space.

         Professional fees, which include legal, accounting, consulting services and investment management fees, increased to $1.1 million during the third quarter of 2003, reflecting an increase of 13% over the prior year quarter. Professional fees increased to $3.5 million, or 19%, during the nine months ended September 30, 2003, compared to the prior year period. The increase in professional fees is primarily attributable to higher legal, accounting and information systems consultation services as well as consulting fees paid for the management of our investment portfolio from February to May 2003.

         Marketing expenses increased to $855,000 for the quarter ended September 30, 2003 from $351,000 in the prior year quarter, an increase of 144%. For the nine months ended September 30, 2003, marketing expenses were $1.9 million, an increase of $760,000, or 70%, from the year earlier period. During the third quarter 2003, the Company recognized $350,000 of advertising expense related to a marketing campaign that is being distributed via radio advertisements and periodical advertising.

         Insurance expense increased 58% during the third quarter 2003 over the prior year quarter and 57% for the nine months ended September 30, 2003 due to the increased cost of insurance in the marketplace, and the renewal of our annual insurance coverage, which was previously under a three-year contract that expired in June 2002.

         During the third quarter 2003, the Company recognized an early termination fee of $408,000 in other operating expenses in connection with the early extinguishment of a $30.0 million fixed rate FHLB advance. For the nine months ended September 30, 2003, other operating expenses included a $400,000 loss in connection with a check fraud scheme involving a new deposit account during the second quarter of 2003, accounting for a large portion of the increase in other expense of non-interest expense. The Company is continuing to pursue recovery of the fraud loss in excess of the $150,000 deductible from its insurance carrier who initially denied coverage for the loss.

         During the first nine months of 2003, we amortized $126,000 in intangible assets related to our acquisition of a controlling interest in Lodestar.

INCOME TAXES

         The following table shows our income before income taxes, applicable income taxes and effective tax rate for the nine months ended September 30, 2003 and 2002, respectively (in thousands):

                                       NINE MONTHS ENDED
                                         SEPTEMBER 30,
                                         -------------
                                      2003            2002
                                      ----            ----
Income before taxes..........        $18,613          $9,935
Income tax provision.........          5,267           2,148
Effective tax rate...........           28.3%           21.6%

         The effective income tax rate varies from statutory rates principally due to certain interest income, which is tax-exempt for federal or state purposes, and certain expenses, which are disallowed for tax purposes. The higher effective tax rate for the nine months ended September 30, 2003 as compared to the prior year period reflects growth in pretax income of 87% that has outpaced the growth on our federally tax-exempt municipal bonds income. Federally tax-exempt municipal bonds increased to $159.1 million as of September 30, 2003, a 21% increase from $131.5 million at September 30, 2002. In addition, the higher effective tax rate for the nine months ended September 30, 2003 as compared to the prior year period is also attributable to the increased profitability of The PrivateBank (St. Louis) for 2003 relative to 2002 and has resulted in increased Missouri state tax expense requirements.

OPERATING SEGMENTS RESULTS

         As described in Note 5 to the consolidated financial statements included in this report, the Company's operations consist of four primary business segments: The PrivateBank (Chicago), The PrivateBank (St. Louis), Wealth Management and Holding Company Activities.

         The profitability of The PrivateBank (Chicago) is primarily dependent on the net interest income, provision for loan losses, non-interest income and non-interest expense. Net income for The PrivateBank (Chicago) for the nine months ended September 30, 2003 increased 50% to $14.6 million from $9.7 million for the nine months ended September 30, 2002. The growth in net income for the period resulted from improvements in net interest income, which was driven by increases in loans and investments. The improvement in net interest income and non-interest income for the nine months ended September 30, 2003 more than offset increases in operating expenses associated with continued growth of The PrivateBank (Chicago). Net interest income for The PrivateBank (Chicago) for the nine months ended September 30, 2003 increased to $34.7 million from $26.7 million, or 30%, primarily due to growth in earning assets. The PrivateBank (Chicago)'s investment in FHLB stock increased by approximately $50.8 million during 2003 and continues to have a positive impact on the yield on earning assets during 2003.

         Total loans increased by 22%, or $176.8 million, to $992.0 million at September 30, 2003 as compared to total loans of $815.2 million at September 30, 2002. The majority of the loan growth for the nine months ended September 30, 2003 occurred in the commercial real estate and construction loan categories. Total deposits increased by 30% to $1.4 billion at September 30, 2003, from $1.1 billion at September 30, 2002. Growth in money market deposits, jumbo certificates of deposits, non-interest-bearing deposits and increased utilization of brokered deposits accounted for the majority of the deposit growth.

         Net income for The PrivateBank (St. Louis) for the nine months ended September 30, 2003 increased by $892,000 to $1.4 million as compared to $527,000 in the prior year period. This growth in net income resulted from increases in net interest income and non-interest income, which more than offset increases in operating expenses. Increased fee income from the sale of residential real estate loans continues to have a significant positive impact on The PrivateBank (St. Louis). Net interest income for The PrivateBank (St. Louis) for the nine months ended September 30, 2003 increased to $3.9 million from $2.4 million in the prior year period, an increase of 62%, primarily due to growth in earning assets.

         Total loans increased 41% to $139.9 million at September 30, 2003 from $99.5 million at September 30, 2002, due primarily to growth in commercial real estate and commercial loans categories. Construction and personal loans also contributed to the increase in loans but to a lesser extent as compared to the growth in the commercial real estate and commercial categories. Total deposits increased by $19.9 million to $128.0 million at September 30, 2003 from $108.1 million at September 30, 2002. The majority of the deposit growth at The PrivateBank (St. Louis) was due to increased money market and jumbo certificates of deposit during the nine months ended September 30, 2003 as compared to the prior year period. Brokered deposits were $34.8 million at September 30, 2003, a decrease of $15.0 million since September 30, 2002.

         Wealth management includes investment management, personal trust and estate services, custodial services, retirement accounts and brokerage and investment services. Wealth management assets under management increased by $626.3 million to $1.3 billion at September 30, 2003, as compared to $693.9 million at September 30, 2002, due primarily to our acquisition of Lodestar. Excluding Lodestar, trust assets under administration for the Wealth Management segment were $776.8 million at September 30, 2003, compared to $693.9 million as of September 30, 2002. Lodestar assets under management were $543.4 million as of September 30, 2003. Excluding Lodestar, trust fee revenue generated by the Wealth Management segment was $2.5 million compared to $2.2 million for the nine months ended September 30, 2002. Revenue generated by Lodestar for nine months ended September 30, 2003 added $2.3 million for a total of $4.8 million in wealth management revenue generated in the nine months ended September 30, 2003. Net income for nine months ended September 30, 2003 for our Wealth Management segment was $393,000 as compared to $240,000 for the nine months ended September 30, 2002. Lodestar contributed net income of approximately $372,000 (net of taxes) to the Wealth Management segment during the nine months ended September 30, 2003. Net income from the trust area for the nine months ended September 30, 2003 compared to prior year period reflects investments in trust personnel which have been made to support planned growth in the trust area of our Wealth Management segment.

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

         The Holding Company Activities segment reported a net loss of $3.0 million for the nine months ended September 30, 2003 as compared to $2.7 million for the nine months ended September 30, 2002. The increase in the amount of the net loss reported for 2003 as compared to prior year period reflects the amount of borrowings recorded at the Holding Company Activities segment. During the third quarter of 2003, the Company repaid a $30.0 million revolving line of credit and a $5.0 million subordinated note, however those balances were outstanding through the end of July 2003 and the middle of August 2003, respectively. Total borrowings, which included trust preferred securities at the Holding Company at September 30, 2003, were $20.0 million, compared to total borrowings of $42.3 million at September 30, 2002.

                              FINANCIAL CONDITION

TOTAL ASSETS

         Total assets increased to $1.9 billion at September 30, 2003, an increase of $313.7 million, or 20% over total assets of $1.5 billion at December 31, 2002, and an increase of $452.8 million, or 32% over $1.4 billion of total assets at September 30, 2002. The balance sheet growth during the nine months ended September 30, 2003 was accomplished mainly through loan growth throughout the Company and growth in the investment securities portfolio. The growth in assets was funded primarily through increases in brokered deposits and to a lesser extent, from growth in core deposits.

LOANS

         Total loans increased to $1.132 billion, an increase of $166.1 million, or 18%, from $965.6 million at December 31, 2002 and an increase of $218.5 million, or 24%, from $913.2 million at September 30, 2002.

         Loan growth since September 30, 2002 has occurred primarily in the commercial real estate and construction loan categories. The PrivateBank (St. Louis) had loans outstanding of $131.9 million as of September 30, 2003, which reflects growth of $27.2 million, or 26%, since December 31, 2002. The remaining loan growth of $139.9 million during the first nine months of 2003 was generated by The PrivateBank (Chicago). Loan volume at The PrivateBank (Chicago) offices increased 15% at September 30, 2003 as compared to December 31, 2002 loan levels.

         The following table sets forth the composition of our loan portfolio net of unearned discount by category (in thousands) at the following dates:


                                                         SEPTEMBER 30,         DECEMBER 31,        SEPTEMBER 30,
                                                              2003                 2002                2002
                                                              ----                 ----                ----
LOANS
Commercial real estate............................        $  572,577              $452,703            $427,303
Residential real estate...........................            68,749                72,289              79,269
Commercial........................................           177,788               165,993             162,341
Personal(1).......................................           160,021               151,452             134,801
Construction......................................           152,571               123,204             109,483
                                                          ----------              --------            --------
   Total loans, net of unearned discount..........        $1,131,706              $965,641            $913,197
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

         We maintain an allowance for loan losses at a level management believes is sufficient to absorb credit losses inherent in our loan portfolio. The allowance for loan losses represents our estimate of probable losses in the portfolio at each balance sheet date based on review of available and relevant information, including probable losses that have been identified relating to specific borrowing relationships, as well as probable losses inherent in the loan portfolio and credit undertakings that are not specifically identified. Management's application of the methodology for determining the allowance for loan losses resulted in an allowance for loan losses of $13.9 million at September 30, 2003 compared with $10.6 million at September 30, 2002. We believe that the allowance for loan losses is adequate to provide for estimated probable credit losses inherent in our loan portfolio.

         The allowance for loan losses as a percentage of total loans was 1.23% at September 30, 2003, 1.20% at December 31, 2002 and 1.17% at September 30, 2002. Net charge-offs totaled $498,000 for the nine months ended September 30, 2003 versus net charge-offs of $612,000 in the year earlier period. Charge-offs for the nine months ended September 30, 2003 are primarily the result of two commercial credits. The provision for loan losses was $2.8 million for the nine months ended September 30, 2003, versus $2.9 million for the nine months ended September 30, 2002.

         Following is a summary of changes in the allowance for loan losses for the nine months ended September 30, 2003 and 2002 (in thousands):

                                                    2003            2002
                                                    ----            ----
Balance, January 1.............................   $11,585         $ 8,306
Provisions charged to earnings.................     2,778           2,948
Loans charged-off, net of recoveries...........     (498)            (612)
                                                  ------          -------
Balance, September 30..........................   $13,865         $10,642
                                                  =======         =======

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

         The portion of the provision related to the specific component of the reserve was approximately $489,000 during the first nine months of 2003 resulting in a decrease in this component of approximately $9,000 after giving effect to $498,000 in charge offs during the period. The specific component of the reserve consists of individual credit relationships that have been allocated specifically identified reserves based on the loan ratings assigned to individual loans and other extensions of credit.

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

         The portion of the provision related to the allocated inherent component of the reserve was $1,651,000 during the first nine months of 2003. This reserve primarily reflects the increase in volume in our commercial real estate loan portfolio and construction loan portfolio. During 2003, loss factors applied to the allocated inherent component of the reserve have not changed from December 31, 2002 levels.

UNALLOCATED INHERENT COMPONENTS OF THE RESERVE

         The unallocated portion of the inherent component of the reserve is based on management's review of other factors affecting the determination of probable losses inherent in the portfolio, which are not necessarily captured by the application of loss factors. This portion of the reserve analysis involves the exercise of judgment and reflects consideration such as management's view that the reserve should have a margin that recognizes the imprecision inherent in the process of estimating credit losses. The unallocated inherent component of the reserve takes into account an increasingly more complex loan portfolio and growth in the dollar amount of individual credit exposures. The growth and complexity of the loan portfolio exposes us to larger individual charge-offs. The measure of imprecision has increased with this growth and poses greater risk to the Company that losses could exceed our estimates. As a result, management has elected to increase the unallocated inherent component of the reserve. The portion of the provision related to the unallocated inherent component of the reserve was $638,000 for the first nine months of 2003.

NONPERFORMING LOANS

         The following table classifies our non-performing loans as of the dates shown:


                                            9/30/03       6/30/03       3/31/03       12/31/02      9/30/02
                                            -------       -------       -------       --------      -------
                                                                 (DOLLARS IN THOUSANDS)
Nonaccrual loans......................        $  517        $  889        $1,483        $  749        $  430
Loans past due 90 days or more........         1,401         1,849         2,032           650         2,549
                                              ------        ------        ------        ------        ------
Total nonperforming loans.............         1,918         2,738         3,515         1,399         2,979
                                              ------        ------        ------        ------        ------
Total nonperforming assets............        $1,918        $2,738        $3,515        $1,399        $2,979
                                              ======        ======        ======        ======        ======
Total nonaccrual loans to total loans.         0.046%        0.080%        0.146%        0.078%        0.047%
Total nonperforming loans to total
   loans..............................          0.17%         0.26%         0.35%         0.14%         0.33%
Total nonperforming assets to total
   assets.............................          0.10%         0.16%         0.22%         0.09%         0.21%

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

         Nonaccrual loans were $517,000 at September 30, 2003 as compared to $749,000 at December 31, 2002 and $430,000 at September 30, 2002. Nonaccrual loans decreased by $232,000 since December 31, 2002. Loans delinquent over 90 days increased by $751,000 since December 31, 2002 to $1.4 million.

INVESTMENT SECURITIES

         The amortized cost and the estimated fair value of securities at September 30, 2003 and December 31, 2002, were as follows (in thousands):


                                                        INVESTMENT SECURITIES -- AVAILABLE-FOR-SALE
                                                        -------------------------------------------
                                                                    SEPTEMBER 30, 2003
                                                                    ------------------
                                                                   GROSS           GROSS
                                                AMORTIZED       UNREALIZED       UNREALIZED       ESTIMATED
                                                  COST             GAINS           LOSSES        FAIR VALUE
                                                  ----             -----           ------        ----------
U.S. government agency mortgage backed
   securities and collateralized
   mortgage obligations..................         $251,141         $  4,630        $  (770)         $255,001
Corporate collateralized mortgage
   obligations...........................            7,457              230             --             7,687
Tax exempt municipal securities..........          159,108           11,744           (402)          170,450
Taxable municipal securities.............            3,865               33             --             3,898
Federal Home Loan Bank stock.............          205,741               --             --           205,741
Other....................................            4,356              321            (21)            4,656
                                                  --------          -------        -------          --------
Total....................................         $631,668          $16,958        $(1,193)         $647,433
                                                  ========          =======        =======          ========

                                                        INVESTMENT SECURITIES -- AVAILABLE-FOR-SALE
                                                        -------------------------------------------
                                                                     DECEMBER 31, 2002
                                                                     -----------------
                                                                   GROSS           GROSS
                                                AMORTIZED       UNREALIZED       UNREALIZED       ESTIMATED
                                                  COST             GAINS           LOSSES        FAIR VALUE
                                                  ----             -----           ------        ----------
U.S. government agency mortgage backed
   securities and collateralized
   mortgage obligations..................         $155,510         $  3,132          $(248)         $158,394
Corporate collateralized mortgage
   obligations...........................           18,166              509             --            18,675
Tax exempt municipal securities..........          126,504            8,332             --           134,836
Taxable municipal securities.............            4,583              114             --             4,697
Federal Home Loan Bank stock.............          155,606               --             --           155,606
Other....................................           13,279            1,533             --            14,812
                                                  --------          -------        -------          --------
Total....................................         $473,648          $13,620        $  (248)         $487,020
                                                  ========          =======        =======          ========

         All securities are classified as available-for-sale and may be sold as part of our asset/liability management strategy in response to changes in interest rates, prepayment risk or liquidity needs. Securities available-for-sale are carried at fair value, with related unrealized net gains or losses, net of deferred income taxes, recorded as an adjustment to equity capital. At September 30, 2003, net unrealized gains in the available-for-sale securities portfolio totaled $15.8 million compared to $13.4 million at December 31, 2002. Unrealized gains at September 30, 2003 resulted in an increase of $10.4 million in reported stockholders' equity. This was an increase of $1.6 million from net unrealized gains of $8.8 million recorded as part of equity at December 31, 2002. The increase in unrealized gains during the first nine months of 2003 is attributable primarily to gains in tax-exempt municipal securities. These municipal securities generally have long-term maturities and are not callable by the issuer or have long-term call dates. Thus, the fair value of these securities has increased during the first nine months of 2003 as rates on tax-free municipal bonds have fallen. The credit quality of the investment portfolio remains strong. Substantially all of our investments are rated "AAA" by bond rating agencies. It is our policy not to take any undue credit risk with the investment portfolio.

         Securities available for sale increased to $647.4 million at September 30, 2003, up 33% from $487.0 million at December 31, 2002. The growth in the investment security portfolio since December 31, 2002 resulted from the continued implementation of our asset/liability management strategy. Tax exempt municipal securities increased by $35.6 million. These securities provide net interest margin protection in a falling interest-rate environment because they are long duration assets and they will not reprice as quickly as assets with shorter durations, thereby protecting yields in a falling rate environment. U.S. government agency mortgage backed securities and collateralized mortgage obligations increased by $96.6 million, or 61%. These securities perform relatively well in a rising rate environment because they have shorter durations and will reprice more quickly, which would allow us to reinvest the proceeds at higher rates. Investments in Federal Home Loan Bank stock increased by $50.1 million due to the purchase of $45.0 million of stock in May 2003 and stock dividends received during 2003.

DEPOSITS AND FUNDS BORROWED

         The following table presents the balances of deposits by category and each category as a percentage of total deposits at September 30, 2003 and December 31, 2002:


                                                                    SEPTEMBER 30,                DECEMBER 31,
                                                                    -------------                ------------
                                                                        2003                         2002
                                                                        ----                         ----
                                                                            PERCENT OF                    PERCENT
                                                               BALANCE         TOTAL        BALANCE       OF TOTAL
                                                               -------         -----        -------       --------
                                                                             (DOLLARS IN THOUSANDS)
                       Demand............................    $   125,505          8%      $    88,986          7%
                       Savings...........................          8,990          1%            6,344          1%
                       Interest-bearing demand...........         71,958          5%           64,893          5%
                       Money market......................        475,672         32%          482,597         40%
                       Brokered deposits.................        454,264         31%          279,806         23%
                       Other time deposits...............        339,658         23%          282,645         24%
                                                              ----------        ---        ----------        ---
                          Total deposits.................     $1,476,047        100%       $1,205,271        100%
                                                              ==========        ===        ==========        ===

         Total deposits of $1.5 billion at September 30, 2003 represent an increase of $270.8 million or 22% as compared to total deposits of $1.2 billion as of December 31, 2002. Non-interest-bearing deposits increased by 41% to $125.5 million at September 30, 2003 as compared to $89.0 million at December 31, 2002. Interest-bearing demand deposits increased by 11% to $72.0 million as compared to $64.9 million at December 31, 2002. Money market accounts decreased by $6.9 million, or 1%, to $475.7 million at September 30, 2003 as compared to $482.6 million at December 31, 2002. Brokered deposits increased by 62% or $174.5 million to $454.3 million at September 30, 2003 as compared to $279.8 million at December 31, 2002. Other time deposits increased by approximately $57.0 million, or 20%, to $339.7 million as compared to $282.6 million at year-end 2002.

         We continued to utilize brokered deposits as a source of funding for growth in the loan and investment portfolios. Certain brokered deposits may include call option provisions, which can provide us with the opportunity to repay the certificates of deposit on a specified date prior to the contractual maturity date. As of September 30, 2003, there was one outstanding brokered deposit containing a call provision. The scheduled maturities of brokered deposits, net of unamortized prepaid broker commissions, as of September 30, 2003, for the fiscal years 2003 through 2007 and thereafter, are as follows:

For year ending December 31,
    2003                                                      $ 35,652
    2004(1)                                                    298,185
    2005                                                        69,733
    2006                                                        30,000
    2007(2)                                                     22,000
                                                              --------
Total brokered deposits..................................      455,570
Unamortized prepaid broker commissions...................       (1,306)
Total brokered deposits, net of unamortized prepaid           --------
broker commissions.......................................     $454,264
                                                              ========

(1) Of the $298.2 million of brokered deposits maturing in 2004, $155.9 million are maturing in the first quarter of 2004.
(2) Includes one callable-brokered deposit for $15.0 million with a maturity of 9/28/2007 and a call date of 3/29/2004.

         Membership in the Federal Home Loan Bank System gives us the ability to borrow funds from the Federal Home Loan Bank of Chicago (FHLB) and from the Federal Home Loan Bank of Des Moines (FHLB) for short- or long-term purposes under a variety of programs. We have periodically used the services of the FHLB for short-term funding needs and other correspondent services.

         Federal Home Loan Bank borrowings totaled $84.5 million at September 30, 2003 compared to $77.8 million at December 31, 2002. Using proceeds from the common stock offering that was completed in the third quarter of 2003, the Company repaid Holding Company borrowings of $30.0 million, costing 3.50% under the Company's $35.0 million revolving line of credit. The Company also retired a $5.0 million subordinated note costing 3.31% during the third quarter 2003.

         A summary of all funds borrowed and outstanding at September 30, 2003, December 31, 2002 and September 30, 2002 is presented in the table below:


   LONG TERM FUNDS BORROWED:                    CURRENT RATE    MATURITY       9/30/2003   12/31/2002      9/30/2002
   -------------------------                    ------------    --------       ---------   ----------      ---------
   FHLB fixed advance(1)                             4.16%      09/03/07       $ 25,000       $     --       $     --
   Subordinated note                                 3.35%      02/11/07             --          5,000          5,000
   FHLB fixed advance                                2.43%      07/17/06          1,000             --             --
   FHLB fixed advance                                2.12%      01/17/06          2,000             --             --
   FHLB fixed advance (2)                            6.50%      10/23/05         26,497         26,616         26,540
   FHLB fixed advance                                2.40%      09/04/05          5,000             --             --
   FHLB fixed advance                                1.83%      07/15/05          3,000             --             --
   FHLB fixed advance                                1.59%      12/15/04         10,000             --             --
   FHLB fixed advance                                1.56%      11/06/04          5,000             --             --
                                                                               --------       --------       --------
   Total long-term funds borrowed                                                77,497         31,616         31,540
                                                                               --------       --------       --------
   SHORT TERM FUNDS BORROWED:
   --------------------------
   FHLB fixed advance                                1.61%      01/13/04          1,000             --             --
   FHLB fixed advance                                6.21%      12/05/03             --         30,000         30,000
   FHLB fixed advance                                1.73%      11/07/03          6,000          6,000             --
   FHLB fixed advance                                2.21%      07/22/03             --          1,000          1,000
   FHLB fixed advance                                2.74%      07/17/03             --          1,000          1,000
   FHLB fixed advance                                2.46%      06/16/03             --            500            500
   FHLB fixed advance                                2.70%      05/08/03             --          1,000          1,000
   FHLB fixed advance                                2.98%      03/10/03             --          1,000          1,000
   FHLB fixed advance                                2.38%      01/13/03             --          1,000          1,000
   FHLB fixed advance                                5.89%      12/20/02             --             --          1,000
   FHLB fixed advance                                2.39%      11/12/02             --             --          5,000
   Borrowing under revolving line of
   credit facility                                   3.50%     12/1/2003             --         25,000         17,250
   FHLB open line advance                            1.48%         daily             --          9,700             --
   Fed funds purchased                               1.21%         daily         70,000         98,000         29,000
   Demand repurchase agreements(3)                   0.90%         daily          9,994          4,138          6,132
                                                                               --------       --------       --------
   Total short-term funds borrowed                                               86,994        178,338         93,882
                                                                               --------       --------       --------
   Total funds borrowed                                                        $164,491       $209,954       $125,422
                                                                               ========       ========       ========

------------------
(1) This FHLB advance contains a call provision effective 9/7/2004 and semi-annually thereafter.
(2) This FHLB advance is subject to a fair value hedge utilizing an interest rate swap with a fair value of $2.4 million at September 30, 2003. The contractual par amount on the advance is $25.0 million.
(3) Demand repurchase agreements are a form of retail repurchase agreement offered to certain clients of The PrivateBank. Funds are swept each business day from the client's demand deposit account. These amounts are not deposits and are not insured, but are secured by a pool of securities pledged specifically for this purpose.

         In February 2002, the Company renewed the term on an $18.0 million revolving credit facility with a commercial bank originally entered into in February 2000. On April 11, 2002, the loan agreement was amended and the revolving line was increased to $25.0 million. On December 24, 2002, the loan agreement was amended to increase the revolving line to $35.0 million and to extend the maturity to December 1, 2003. The interest rate on any borrowings under this revolving line resets quarterly, and is based on, at our option, either the lender's prime rate or three-month LIBOR +120 basis points with a floor of 3.50%. Historically, the Company has elected to pay interest based on the three-month LIBOR rate +120 basis points. On July 30, 2003, the outstanding balance on the line of credit was paid in full using proceeds from the common stock offering completed on July 30, 2003. The payoff included interest of $84,583.

         In February 2000, the Company issued a subordinated note, in the principal amount of $5.0 million, as part of the purchase price for its acquisition of Johnson Bank Illinois. The interest on the subordinated note is reset each quarter based on the three-month LIBOR rate. The note was payable in full on or before February 11, 2007, and provided for certain rate escalation beginning after February 11, 2002. On February 11, 2002, the interest rate increased from LIBOR +50 basis points to LIBOR +200 basis points. This pricing was in effect until February 11, 2004, at which point the pricing would increase to LIBOR +350 basis points until maturity on February 11, 2007. On August 19, 2003, the subordinated note was paid in full. The average rate of interest on the subordinated note during the 50 days it was outstanding during the quarter was 3.32% compared to 3.84% during the third quarter 2002.

         On September 5, 2003, the Company prepaid a $30.0 million, 6.21% fixed rate Federal Home Loan Bank advance that was scheduled to mature on December 5, 2003. The Company replaced the advance with two new FHLB advances totaling $30.0 million: a $25.0 million advance at 4.16% scheduled to mature on September 3, 2007 and a $5.0 million advance at 2.40% scheduled to mature on September 4, 2005. The Company received two additional advances from the FHLB on the last day of the quarter; a $10.0 million advance at 1.59% scheduled to mature on December 15, 2004 and a $5.0 million advance at 1.56% scheduled to mature on November 6, 2004.

CAPITAL RESOURCES

         At September 30, 2003, $20.0 million of the trust-preferred securities was treated as Tier 1 capital. Stockholders' equity rose to $161.1 million at September 30, 2003, an increase of $72.0 million from the 2002 year-end level, due primarily to gross proceeds of $57.2 from the common stock offering completed on July 30, 2003, year-to-date 2003 net income of $13.3 million and an increase of $1.6 million for the fair value of securities classified as available-for-sale, net of income taxes.

         On July 30, 2003, the Company completed its sale of 1.955 million shares of common stock in an underwritten public offering. The public offering price was $31.25. Net proceeds to the Company totaled approximately $57.2 million. As a result of the offering, the Company had 9,742,034 shares outstanding at July 30, 2003. On August 28, 2003, the Company granted 78,350 restricted shares to directors and certain officers of the Company. These shares vest after five years.

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

         The prompt corrective action regulations provide five classifications, including well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If a banking subsidiary is not "well-capitalized," regulatory approval is required to accept brokered deposits. If "undercapitalized," capital distributions are limited, as is asset growth and expansion and plans for capital restoration are required.

         The following table sets forth our consolidated regulatory capital amounts and ratios as of September 30, 2003 and 2002, and December 31, 2002:


                                               SEPTEMBER 30,                                  DECEMBER 31,
                        ------------------------------------------------------------    -----------------------------
                                     2003                           2002                            2002
                        ------------------------------  ----------------------------    -----------------------------
                                    "Well                          "Well                           "Well
                                   Capital-   Excess/             Capital-   Excess/              Capital-   Excess/
                                     ized"   (Deficit)              ized"   (Deficit)               ized"   (Deficit)
                        Capital    Standard   Capital   Capital   Standard   Capital    Capital   Standard   Capital
                        -------    --------   -------   -------   --------   -------    -------   --------   -------
DOLLAR BASIS:
Tier 1 leverage
   capital.........     $149,027    $87,456   $61,571   $75,016    $69,344    $5,672    $78,524   $71,818    $6,706
Tier 1 risk-based
   capital.........      149,027     75,853    73,174    75,016     61,791    13,225     78,524    68,134    10,390
Total risk-based
   capital.........      162,892    126,421    36,471    90,407    102,985   (12,578)    94,109   113,556   (19,447)

PERCENTAGE BASIS:
Leverage ratio.....         8.52%      5.00%               5.91%      5.00%                5.47%     5.00%
Tier 1 risk-based
   capital ratio...        11.79       6.00                7.61       6.00                 6.91      6.00
Total risk-based
   capital ratio...        12.88      10.00                9.10      10.00                 8.29     10.00
Total equity to
   total assets....         8.68                           5.65                            5.77


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

         At September 30, 2003, the Company and each of the banking subsidiaries continued to exceed the minimum levels of all regulatory capital requirements. The Company and each banking subsidiary were considered "well-capitalized" under all regulatory standards at September 30, 2003. The Company's issuance of additional common stock to raise additional equity capital during the third quarter 2003 resulted in the Company being considered "well-capitalized" as of September 30, 2003.

         The preliminary estimate of Total risk-based capital, Tier-1 risk-based capital and leverage ratios was 12.40%, 11.34% and 8.62%, respectively, as reported in a our third quarter 2003 earnings release dated October 20, 2003. The ratios reported in the table above are higher than the preliminary ratios because the preliminary calculations were based on estimates of the breakdown of our loans by type of underlying collateral. The estimates used for loans collateralized by residential real estate, which has a lower risk weighting for regulatory capital purposes, were lower than the actual amounts. The final capital ratio calculations are based on the actual composition of loans by collateral type as is reported in the third quarter report we have filed with our banking regulator.

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

         Net cash provided by operations was $41.8 million in the nine months ended September 30, 2003 compared to net cash inflows of $14.9 million in the prior year period. The net cash provided during the nine months ended September 30, 2003 was impacted by the growth and timing of receipts of interest and cash settlement payments. Securities totaling $13.3 million were purchased on September 30, 2003 did not settle until October 4, 2003. As a result, $13.3 million payable to a broker for securities purchased was recorded on the balance sheet as of September 30, 2003. Net cash outflows from investing activities were $323.2 million in the first nine months of 2003 compared to a net cash outflow of $195.0 million in the prior year period. Cash inflows from financing activities in the first nine months of 2003 were $282.2 million compared to a net inflow of $205.7 million in the first nine months of 2002. Cash inflows from financing activities include net proceeds from the common stock offering of $57.2 million and the repayment of $35.0 million of borrowings at the holding company.

         In the event of short-term liquidity needs, our banking subsidiaries may purchase federal funds from correspondent banks. Membership in the Federal Home Loan Bank System gives the banking subsidiaries the ability to borrow funds from the FHLB for short- or long-term purposes under a variety of programs.

         Subject to the waiver of the required notice period, our investment in Federal Home Loan Bank (FHLB) stock is a source of liquidity for the Company. On May 6, 2003, we purchased $45.0 million of additional FHLB stock due to the liquid nature of the investment and management's belief that the FHLB Chicago has shown a consistently strong fundamental business performance. At September 30, 2003, we owned $205.7 million of FHLB stock. The Company can elect at any time to sell FHLB stock at par back to the FHLB, excluding the required FHLB stock minimum that needs to be maintained in order to support existing FHLB advances. FHLB has communicated to the Company that generally the stock will be redeemed immediately upon a request by the Company, however, FHLB can legally require six months advance notice of the stock sale before the stock is actually liquidated for cash at its par value. On September 24, 2003, the Company redeemed $5.0 million of its FHLB stock holdings for liquidity management purposes; cash proceeds were received the same day as requested. Alternatively, FHLB can redeem, at any time any FHLB stock we own, in excess of the required minimum FHLB stock that needs to be maintained in order to support existing advances. During the nine months ended September 30, 2003, our utilization of FHLB advances increased due to new advances obtained to take advantage of the availability of longer maturity advances at lower rates. For the remainder of 2003, we expect to continue to utilize FHLB advances as a funding source to the extent that rates on FHLB advances are more attractive than other sources of liquidity.

         On October 22, 2003, the FHLB Chicago announced that its third quarter dividend will be paid to member financial institutions in stock at an annualized rate of 7.0%. The FHLB Chicago paid first and second quarter dividends at an annualized rate of 6.5%. The third quarter divided will be paid to the Company on November 14, 2003.

         During the nine months ended September 30, 2003, we continued to rely on brokered deposits to fund growth in loans and investment securities as well as liquidity at our banks. For the remainder of 2003, we expect to continue to rely on brokered deposits for liquidity purposes if brokered rates continue to compare favorably to other sources of liquidity, and may increase the level of these deposits. Our asset/liability policy currently limits our use of brokered deposits to levels no more than 40% of total deposits. Consistent with this policy, brokered deposits represented 31% of total deposits at September 30, 2003 compared to 23% of total deposits at December 31, 2002. We do not expect our 40% threshold limitation to limit our ability to implement our growth plan.

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

         One of two interest rate swaps we have entered into is designated as a fair value hedge of a fixed rate $25.0 million advance from the Federal Home Loan Bank of Chicago (FHLB). We entered into this interest rate swap transaction in 2001 and we agreed to receive a fixed rate in exchange for payment of a 3-month LIBOR floating rate based on an agreed-upon notional amount of $25.0 million. The fair value of the interest rate swap was $2.4 million as of September 30, 2003, a decrease of $485,366 as compared to December 31, 2002.

         The Company entered into a $25 million interest rate swap during the third quarter of 2002, swapping the 10-year treasury rate for 3-month LIBOR to serve as an economic hedge of a portion of the Company's available-for-sale municipal bond securities portfolio. The September 30, 2003 fair market value adjustment on this swap resulted in the trading loss of $519,000 for the nine months ended September 30, 2003, with a corresponding derivative liability of the same amount. This swap does not qualify for hedge accounting treatment pursuant to SFAS No. 133 ("Accounting for Derivative Instruments and Hedging Activities") and, accordingly, changes in the fair value of the swap are reported in other non-interest income. At September 30, 2003, the carrying value of the trading swap was a liability of $695,000.

ASSET/LIABILITY MANAGEMENT POLICY

         As a continuing part of our financial strategy, we attempt to manage the impact of fluctuations in market interest rates on our net interest income. This effort entails providing a reasonable balance between interest rate risk, credit risk, liquidity risk and maintenance of yield. Asset/liability management policy is established by our Board of Directors and is monitored by management. Our asset/liability policy sets standards within which we intend to operate. These standards include guidelines for exposure to interest rate fluctuations, liquidity, loan limits as a percentage of funding sources, exposure to correspondent banks and brokers, and reliance on non-core deposits. The policy also states the reporting requirements to the Board of Directors. The investment policy complements the asset/liability management policy by establishing criteria by which we may purchase securities. These criteria include approved types of securities, brokerage sources, terms of investment, quality standards, and diversification.

         We measure the impact of interest rate changes on our income statement through the use of gap analysis. The gap represents the net position of assets and liabilities subject to repricing in specified time periods. During any given time period, if the amount of rate-sensitive liabilities exceeds the amount of rate-sensitive assets, a company would generally be considered negatively gapped and would benefit from falling rates over that period of time. Conversely, a positively gapped company would generally benefit from rising rates. At September 30, 2003, we have become more neutrally gapped as compared to balances at December 31, 2002. During 2003, we have extended the duration of our liabilities in an effort to migrate from a negatively gapped position in the short term to a more interest rate neutral position in the current period. The following tables illustrate our estimated interest rate sensitivity and periodic and cumulative gap positions calculated as of September 30, 2003 and December 31, 2002:


                                                                       SEPTEMBER 30, 2003
                                               -----------------------------------------------------------------------
                                                                 TIME TO MATURITY OR REPRICING
                                               -----------------------------------------------------------------------
                                                 0-90          91-365           1-5            OVER 5
                                                 DAYS           DAYS           YEARS            YEARS          TOTAL
                                                 ----           ----           -----            -----          -----
                                                                     (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS
Net loans(1).........................         $  794,035       $ 97,742        $222,365        $  9,252     $1,123,394
Investments........................48             90,845         94,885          79,955         160,241        425,927
FHLB stock...........................            205,741              -               -               -        205,741
Fed funds sold.......................              1,499              -               -               -          1,499
                                              ----------       --------        --------        --------     ----------
Total interest-earning assets........         $1,092,120       $192,627        $302,320        $169,493     $1,756,560
                                              ==========       ========        ========        ========     ==========
INTEREST-BEARING LIABILITIES
Interest-bearing demand deposit
   accounts..........................         $    2,226       $  6,224        $ 24,142        $ 39,366     $   71,958
Savings deposits.....................                465            921           3,612           3,993          8,990
Money market deposits................            475,672              -               -               -        475,672
Total time deposits..................            163,176        126,476          50,005               -        339,657
Brokered deposits....................             35,652        280,477         138,135               -        454,264
Total borrowings(2)..................            110,995          1,000          51,000          20,000        182,995
                                              ----------       --------        --------        --------     ----------
Total interest-bearing liabilities...         $  788,186       $415,097        $266,894        $ 63,359     $1,533,535
                                              ==========       ========        ========        ========     ==========
CUMULATIVE

 Rate sensitive assets (RSA).........          1,092,120      1,284,747       1,587,067       1,756,560
 Rate sensitive liabilities (RSL)....            788,186      1,203,283       1,470,177       1,533,535

GAP (GAP=RSA-RSL)....................            303,934         81,464         116,890         223,025
RSA/RSL..............................             138.56%        106.77%         107.95%         114.54%
RSA/Total assets.....................              58.81%         69.18%          85.46%          94.59%
RSL/Total assets.....................              42.44%         64.79%          79.17%          82.58%
GAP/Total assets.....................              16.37%          4.39%           6.29%          12.01%
GAP/Total RSA........................              27.83%          6.34%           7.37%          12.70%

------------------
(1) Loans held for sale are excluded from GAP analysis. Loans held for sale totaled $5.5 million as of September 30, 2003.
(2) The fair value adjustment on the interest rate swap is excluded from GAP analysis. The fair value adjustment on the $2.4 million interest rate swap was $1.5 million as of September 30, 2003.


                                                                       DECEMBER 31, 2002
                                                ------------------------------------------------------------------
                                                                 TIME TO MATURITY OR REPRICING
                                                                 -----------------------------
                                                0-90          91-365           1-5          OVER 5
                                                DAYS           DAYS           YEARS          YEARS           TOTAL
                                                ----           ----           -----          -----           -----
                                                                     (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS
Net loans............................         $635,664        $ 77,465       $175,066      $ 79,197      $  967,392
Investments..........................          163,621          21,138         26,576       261,208         472,543
Short-term investments...............              258              --             --            --             258
                                              --------        --------       --------      --------      ----------
Total interest-earning assets........         $799,543        $ 98,603       $201,642      $340,405      $1,440,193
                                              ========        ========       ========      ========      ==========
INTEREST-BEARING LIABILITIES
Interest-bearing demand..............         $     --        $     --       $     --      $ 64,892      $   64,892
Savings and money market.............          486,819           1,262             --           859         488,940
Time deposits........................          191,238         205,474         91,872        73,868         562,452
Funds borrowed.......................          143,838          31,500         53,000            --         228,338
                                              --------        --------       --------      --------      ----------
Total interest-bearing liabilities...         $821,895        $238,236       $144,872      $139,619      $1,344,622
                                              ========        ========       ========      ========      ==========
CUMULATIVE
Rate sensitive assets (RSA)..........         $799,543      $  898,146     $1,099,788    $1,440,193
Rate sensitive liabilities (RSL).....          821,895       1,060,131      1,205,003     1,344,622
GAP (GAP=RSA-RSL)....................          (22,352)       (161,985)      (105,215)       95,571
RSA/RSL..............................            97.28%          84.72%         91.27%       107.11%
RSA/Total assets.....................            51.80%          58.19%         71.26%        93.31%
RSL/Total assets.....................            53.25%          68.69%         78.07%        87.12%
GAP/Total assets.....................            (1.45)%        (10.50)%        (6.82)%        6.19%
GAP/Total RSA........................            (2.80)%        (18.04)%        (9.57)%        6.64%

         The following table shows the impact of immediate 200 and 100 basis point changes in interest rates as of September 30, 2003 and December 31, 2002. The effects are determined through the use of a simulation model based on our interest-earning asset and interest-bearing liability portfolios, assuming the size of these portfolios remains constant from the balance sheet date throughout the one-year measurement period. The simulation assumes that assets and liabilities accrue interest on their current pricing basis. Assets and liabilities then reprice based on their terms and remain at that interest rate through the end of the measurement period. The model attempts to illustrate the potential change in net interest income if the foregoing occurred.


                                                          SEPTEMBER 30, 2003            DECEMBER 31, 2002
                                                          ------------------            -----------------
                                                          +200         -100            +200         -200
                                                          BASIS        BASIS          BASIS         BASIS
                                                          POINTS       POINTS         POINTS        POINTS
                                                          ------       ------         ------        ------
Percentage change in net interest income due to
   an immediate 200 basis point change in
   interest rates over a one-year time horizon....         7.8%        (3.4%)         2.9%          (10.5)%

         This table shows that if there had been an instantaneous parallel shift in the yield curve of -100 basis points on September 30, 2003, net interest income would decrease by 3.4% over a one-year period. Due to current market interest rates, a -100 basis point shift is presented for September 30, 2003 as a more reasonable illustration of possible rate changes. The measurement of a -200 basis point instantaneous parallel shift in the yield curve at September 30, 2003 would result in a decline in net interest income of 11.7% over a one-year period. At December 31, 2002, if there had been an instantaneous parallel shift in the yield curve of -200 we would have suffered a decline in net interest income of 10.5%. Conversely, a shift of +200 basis points would increase net interest income 7.8% over a one-year horizon based on September 30, 2003 balances, as compared to an increase of net interest income of 2.9% measured on the basis of the December 31, 2002 portfolio.

         Changes in the effect on net interest income from the presented basis point movements at September 30, 2003, compared to December 31, 2002 are due to the timing and nature of the repricing of rate sensitive assets to rate sensitive liabilities within the one year time frame. The difference in the effect on net interest income at September 30, 2003 as compared to December 31, 2002 is due to the differences in the timing, balances, and current rates versus simulated rates of repricing assets and liabilities.

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

               SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES
                          LITIGATION REFORM ACT OF 1995

         This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ materially from the results discussed in forward-looking statements. Factors which might cause such a difference include, but are not limited to, fluctuations in market rates of interest and loan and deposit pricing; a deterioration of general economic conditions in our market areas; legislative or regulatory changes; adverse developments in or changes in the composition of the Company's loan or investment portfolios; significant increases in competition; difficulties in identifying attractive acquisition opportunities or strategic partners to complement our private banking approach and the products and services we offer; and the possible dilutive effect of potential acquisitions or expansion. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update publicly any of these statements in light of future events except as required in subsequent periodic reports we file with the SEC.

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

         Although our subsidiaries are involved in routine litigation incidental to their respective businesses, currently neither the Company nor any of its subsidiaries is a party to any pending legal proceedings that the Company believes will have a material adverse effect on its business, results of operations, financial condition or cash flows.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

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

4.1 Certain instruments defining the rights of the holders of long-term debt of the Company and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis, have not been filed as exhibits. The Company hereby agrees to furnish a copy of any of these agreements to the SEC upon request.

10.1 Executive Employment Agreement by and between Dennis Klaeser and PrivateBancorp, Inc. dated October 1, 2003.

10.2 Executive Employment Agreement by and between Hugh H. McLean, PrivateBancorp, Inc. and The PrivateBank and Trust Company dated October 1, 2003.

10.3 Executive Employment Agreement by and between Gary S. Collins, PrivateBancorp, Inc. and The PrivateBank and Trust Company dated October 1, 2003.

10.4 Executive Employment Agreement by and between Richard C. Jensen, PrivateBancorp, Inc. and The PrivateBank (St. Louis) dated October 1, 2003.

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

99.1     Independent Accountants' Review Report.

(b) Reports on Form 8-K:

         (1) Current Report on Form 8-K dated July 1, 2003, filed with the SEC on July 1, 2003.

         (2) Current Report on Form 8-K dated July 2, 2003, filed with the SEC on July 2, 2003.

         (3) Current Report on Form 8-K dated July 9, 2003, filed with the SEC on July 9, 2003.

         (4) Current Report on Form 8-K dated July 21, 2003, filed with the SEC on July 21, 2003.

         (5) Current Report on Form 8-K dated July 30, 2003, filed with the SEC on July 30, 2003.

         (6) Current Report on Form 8-K dated September 24, 2003, filed with the SEC on September 24, 2003.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

                                   PRIVATEBANCORP, INC.
                                   (Registrant)

                                   By:  /s/ Ralph B. Mandell
                                        ----------------------------------------
                                        Ralph B. Mandell,
                                        Chairman, President and
                                        Chief Executive Officer


                                   By:  /s/ Dennis L. Klaeser
                                        ----------------------------------------
                                        Dennis L. Klaeser,
                                        Chief Financial Officer
                                        (principal financial officer)


                                   By:  /s/ Lisa M. O'Neill
                                        ----------------------------------------
                                        Lisa M. O'Neill,
                                        Controller
                                        (principal accounting officer)

Date:  November 14, 2003

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

4.1 Certain instruments defining the rights of the holders of long-term debt of the Company and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis, have not been filed as Exhibits. The Company hereby agrees to furnish a copy of any of these agreements to the SEC upon request.

10.1 Executive Employment Agreement by and between Dennis Klaeser, and PrivateBancorp, Inc. dated October 1, 2003.

10.2 Executive Employment Agreement by and between Hugh H. McLean, PrivateBancorp, Inc. and The PrivateBank and Trust Company dated October 1, 2003.

10.3 Executive Employment Agreement by and between Gary S. Collins, PrivateBancorp, Inc. and The PrivateBank and Trust Company dated October 1, 2003.

10.4 Executive Employment Agreement by and between Richard C. Jensen, PrivateBancorp, Inc. and The PrivateBank (St. Louis) dated October 1, 2003.

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