Form 10-K
period 2003-12-31
PRIVATEBANCORP INC
filed 2004-03-10
CIK 889936

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 000-25887

PRIVATEBANCORP, INC.

(Exact name of Registrant as specified in its charter)

Delaware	36-3681151
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Ten North Dearborn Street, Chicago, Illinois 60602

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

The aggregate market value of the voting common equity of the Registrant held by non-affiliates of the Registrant was approximately $149,071,292 based on the closing price of the common stock of $27.27 on June 30, 2003, as reported by the NASDAQ National Market.

As of March 8, 2004, the Registrant had outstanding 9,930,549 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the 2004 Annual Meeting of Stockholders are incorporated by reference into Part III.

FORM 10-K

PART I

ITEM 1.	BUSINESS

Overview

We organized PrivateBancorp as a Delaware corporation in 1989 to serve as the holding company for a Chicago-based de novo (or start-up) bank designed to provide highly personalized financial services primarily to affluent individuals, professionals, entrepreneurs and their business interests. In 1991, The PrivateBank and Trust Company was one of the first banks newly formed in the Chicago area at that time. The organizers had significant senior level banking experience and many potential client contacts from prior banking positions.

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

We have two banking subsidiaries—The PrivateBank and Trust Company, which we also refer to as The PrivateBank (Chicago), and The PrivateBank, which we also refer to as The PrivateBank (St. Louis). Using the European tradition of “private banking” as our model, we provide our clients with traditional individual and corporate banking services, including a variety of loan and deposit products, and wealth management services. Our goal is to be the primary source of financial products and services for our clients. We strive to develop a valued relationship with our clients, using an experienced team of managing directors, to serve client’s individual and corporate banking needs, and by tailoring our products and services to consistently meet those needs. Our clients consist of individuals, small to medium-size businesses, commercial real estate investors and professionals.

Our managing directors are strategically located in eight locations, all in the Midwestern United States. Currently, we have seven offices in the Chicago metropolitan area. These offices are strategically located in downtown Chicago; in the affluent North Shore communities of Wilmette, Winnetka and Lake Forest; in Oak Brook, centrally located in the fast growing west suburban DuPage County; and in St. Charles and Geneva, in the far western Fox Valley area. We currently operate from one location in the St. Louis market where we established The PrivateBank (St. Louis), a federally chartered savings bank, in June 2000. On December 30, 2002, we purchased a controlling interest in a Chicago-based investment adviser, Lodestar Investment Counsel, LLC.

We completed our initial public offering in June of 1999. Since year-end 1999 to December 31, 2003, we have grown our asset base at a compound annual rate of 40% to $2.0 billion. During the same period, loans have grown at a compound annual rate of 33% to $1.2 billion, deposits at a compound annual rate of 36% to $1.5 billion and core deposits at a compound annual rate of 27% to $1.1 billion. Wealth Management assets under management grew at a compound annual rate of 23% to $1.5 billion. Diluted earnings per share (EPS) have grown at a compound annual rate of 47% to $2.12 (split-adjusted) since year-end 1999.

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

•	Personal Relationships. Our approach begins with the development of strong, dedicated relationships with our clients. Clients are matched with a team of individuals headed by a managing director, who is the client’s central point of contact with us. Our 35 managing directors, who are senior financial professionals, act as the financial partners of our clients, working with them to identify and service their banking needs. By dedicating a team of executives to clients, we are able to build ongoing relationships that allow our managing directors to use their increasing knowledge of the client’s financial history and goals to quickly adapt our services to the client’s individual needs. The purpose of this approach is to give our clients a sense of security and continuity of personal service in their banking relationship. On the basis of this trust and confidence, we then seek to expand the scope of services provided to each client, often including banking needs related to the business affairs of our clients. Satisfied clients provide our most fertile source of new business and new client referrals as well. While we encourage our clients to contact us directly, we also utilize technology to complement and enhance client service. We offer products such as Private NetBanking and Business NetBanking, Master Money debit cards and Private Line Access, our voice-response communication system, to enhance, not replace, personal contact. This technology allows us to afford our clients the convenience of accessing our services from remote locations at any time of day.

Our clients may connect to Trust Plus Online Access, Private NetBanking, and Business NetBanking directly through the Internet. Clients can also connect to PrivateLine Access directly through the telephone. Through Trust Plus Online Access, which became available late in 2000, wealth management clients may access account balance and history information in a read-only format through the Internet. Business NetBanking became available during 2001. Business NetBanking allows clients to access deposit and loan information, initiate stop payments, initiate bill payments, establish repetitive wire transfers and authorize transactions that clear through the Automated Clearing House (ACH). Currently, clients may:

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

•

Affluent Target Client. In the Chicago and St. Louis metropolitan areas, we target affluent individuals, professionals, owners of closely-held businesses, and commercial real estate investors with annual incomes in excess of $150,000, because we believe that they have significant unmet demand for personalized financial services. We offer our services to those members of this segment who are focused on building and preserving wealth. Our clients include affluent individuals, professionals, entrepreneurs and their business interests. We target service industries such as the accounting, legal and medical professions, as well as owners of closely-held businesses, commercial real estate investors and corporate executives. We believe that this segment of the market is most suited to our business and that these individuals are most likely to develop long-term relationships with us. Although we generally target individuals with high annual incomes and net worth, we also recognize the growth potential of certain young professionals and extend our services to those individuals whose incomes or net worth do not initially meet our criteria.

•	Customized Financial Services. In taking a long-term relationship approach with our clients, we are able to differentiate our services from the “one-size-fits-all” mentality of many other financial institutions. Our clients use a wide variety of financial services beyond the traditional banking products, and we work with them to identify their particular needs and to develop and shape our services tailored to meet those needs. While we offer a portfolio of banking products, we believe that it is our personalized service that distinguishes us from most of our competitors. We encourage, not discourage, our clients to contact us. We use regular contact as a way to strengthen our relationships, increase services to existing clients and earn referral business.

•	Streamlined Decision-Making Process. Unlike many other banks, we do not have a lengthy chain of command. Our clients generally deal directly with their dedicated managing directors, who are given broad decision-making authority. This allows our managing directors to respond quickly and efficiently to our clients’ needs. We are able to use a streamlined approach because our organization has many qualified, experienced credit officers. Officers with credit approval authority make themselves available on short notice to help consult on or approve credits when time is of the essence. Generally, we use an “on call” approach, rather than structured meetings, to approve credit. As the amount and the complexity of the credit increases, we often use a more traditional approval process.

•	Network of Comprehensive Financial Services. In order to compete with other financial service providers, we rely on a network of professionals in the financial and investment communities with whom we have developed strategic alliances over the years. This enables us to offer our clients a broad array of high quality services. For example, we work with selected investment management firms in providing services to our wealth management clients. Our clients can either maintain their existing investment management relationships when they become wealth management clients, use our subsidiary, Lodestar, or use our approved providers of investment management services. We believe this choice distinguishes our service from the rigid policies set by some of our competitors. We, in turn, assist our clients in selecting a complete package of services best suited to their individual needs without incurring the overhead associated with directly employing diversified portfolio managers. We also have selected strategic partners who provide our clients with a full range of personal and corporate insurance products and on-site securities brokerage services.

Strategy for Growth

We seek to enhance long-term stockholder value through internal growth, expanded product lines and selective geographic expansion. We expect to continue to evaluate possible acquisition candidates and new office locations and we intend to pursue opportunities that we perceive to be attractive to the long-term value of our franchise. Our growth strategy, which relies on our continued development, retention, and expansion of our experienced management group, entails five key components:

•	Developing Our Existing Relationships. An important part of our future growth will be the continued development of our existing client relationships. As the needs of our clients change and grow, we seek to grow with them and continue to provide them with our custom-tailored, flexible services. For example, we strive to follow our clients from the purchase of their homes, through the financing of their own business, to the development and planning of their estate and continuing the relationship tradition with their children and grandchildren. We believe we have a significant opportunity to further develop our existing client relationships in each of our offices. In particular, we seek to develop additional wealth management business through our existing clients.

•	Increasing the Reach of Our Existing Offices. In addition to increasing the services provided to our existing clients, we seek to expand the market presence of our existing offices, particularly in our newer offices. We believe that the growing need for private banking services in these markets is still largely unmet and we believe there is a significant opportunity to increase our client base in these offices, particularly in the wealth management area. Key to this strategy is attracting quality people. We hope to capitalize on our reputation and the reputations of our managing directors in increasing our market presence. Our managing directors, with their personal and professional contacts in the financial and corporate arenas, have been instrumental in developing our business. We encourage our senior executives to attend and host business receptions, charitable activities and promotional gatherings so that we may interact with our clients in a unique and personal manner. We also hope to grow our business through referrals from our existing clients. Referrals have been a significant source of new business for us. We value this system of networking because it allows us to further develop and strengthen our personal and professional relationships with both new and existing clients.

•	Acquisition of Asset Management Firms. We intend to continue to direct our energies towards building the breadth and depth of our wealth management area. We are very focused on acquiring additional asset management and financial planning capabilities as well as other fee income generating lines of business. As part of this ongoing strategy, we acquired a controlling interest in Lodestar, a Chicago-based investment adviser, in December 2002.

•	Expanding into New Product Lines and Services. Our goal is to be the primary source of financial products and services for our clients. We believe that by broadening our product line and adding financial services not currently offered by us, we should be able to achieve an increase in our franchise value by diversifying our fee income and strengthening of our client relationships. To reach this goal, we intend to consider select acquisitions, joint ventures or strategic alliances with other financial service companies that emphasize quality service and the value of relationships. Our targets are businesses that complement our services and enable us to broaden our product line to better serve our clients and help us develop new client relationships.

•	Expanding into New Markets. We believe that the trend toward bank consolidation and centralized decision-making that has created a demand for our private banking services is not unique to Chicago or St. Louis. As we identify quality people in other markets with over 1 million people in the Midwest that present opportunities for growth and development similar to those in the Chicago and St. Louis markets, we will consider selective geographic expansion through possible acquisitions of existing institutions or by establishing new banking offices. As a federal savings bank, The PrivateBank (St. Louis) has greater regulatory flexibility in pursuing these geographic expansion opportunities. Longer term, we may also consider expansion into selected sunbelt cities in locations such as Florida or Arizona.

The PrivateBank (Chicago) and The PrivateBank (St. Louis)

We offer banking services to our clients at a personal level. We believe this is not the same as personal banking service. We define private banking as offering banking products and services to our clients when they want it, how they want it and where they want it. We tailor our products and services to fit our clients instead of making our clients fit our products and services. Our services fall into four general categories:

•	Commercial Lending and Banking Services. We offer a full range of lending products to businesses owned by or affiliated with our clients. We offer lines of credit for working capital, term loans for equipment and other investment purposes, and letters of credit to support the commitments our clients make. We tailor these products to meet the varied needs of our clients. Non-credit products we offer include lockbox, cash concentration accounts, merchant credit card processing, electronic funds transfer, other cash management products and insurance. We strive to offer banking packages that are competitive and allow us to provide service to our clients beyond what is expected in our industry.

•	Real Estate Lending Services. We provide real estate loan products to businesses and individuals. Our commercial real estate lending products are designed for real estate investors. We provide a full range of fixed and floating rate permanent and mini-permanent mortgages for our clients to finance a variety of properties such as apartment buildings, office buildings, strip shopping centers, and other income properties. In certain circumstances, we also provide construction lending for residential and commercial developments. We believe that our lending products are competitively priced with terms that are tailored to our clients’ individual needs. Our residential mortgage products range from 30-year fixed rate products to personal construction lending. The home mortgage market is very competitive and we believe that our service is what separates us from our competition. Many mortgage lenders cannot work with borrowers who have non-traditional income sources or non-traditional properties, such as co-ops. Our mortgage lending staff is trained to work with successful individuals who have complex personal financial profiles. We have developed a proficiency for mortgages in excess of $1.0 million per loan and will work with our clients and our market sources to place these loans into the secondary market. Our experience has been that residential lending is an excellent vehicle to attract new clients.

•	Wealth Management. Our services include investment management, personal trust and estate services, custodial services, retirement accounts and brokerage and investment services. Our trust personnel work with our clients to define objectives, goals and strategies for their investment portfolios. We assist the client with the selection of an outside investment manager and work to tailor the investment program accordingly. During 1999, we introduced PrivateBank Counselor, an asset allocation program that combines outside professional portfolio management with an investment plan that our wealth management personnel tailor to the individual client’s personal financial goals. Our wealth management and estate account administrators work with our clients and their attorneys to establish their estate plans. We work closely with our clients and their beneficiaries to ensure that their needs are met and to advise them on financial matters. When serving as management agent, trustee or executor, we often structure and periodically monitor the performance of the investment management of our clients’ investment portfolios. We also provide our clients with custodial services for safekeeping of their assets. Consistent with our private banking approach, we emphasize a high level of personal service in our wealth management area, including prompt collection and reinvestment of interest and dividend income, weekly valuation, tracking of tax information, customized reporting and ease of security settlement. We also offer retirement products such as individual retirement accounts, 401(k)’s, IRA rollovers, and administrative services for retirement vehicles such as profit sharing plans and employee stock option plans, as well as a full line of brokerage and investment products. Wealth management services are currently offered at The PrivateBank (St. Louis) through the wealth management department of The PrivateBank (Chicago). In December 2002, we acquired a controlling interest in Lodestar, a Chicago-based investment adviser. This acquisition has provided additional sources of revenue in our wealth management segment.

•	Individual Banking Services. Our typical private banking client has several of the following products: interest bearing checking with credit line, money market deposit accounts, certificates of deposit, ATM/debit cards, and brokerage accounts. Some of our clients also use the PrivateBank Access banking product. In addition to residential mortgages, we provide clients a variety of secured and unsecured personal loans and lines of credit as well as domestic and international wire transfers and foreign currency exchange. Through our affiliations and contractual arrangements with an independent insurance brokerage firm and a registered securities broker-dealer firm, we offer insurance products and securities brokerage services.

Lending Activities

We work with our clients to provide a full range of commercial, real estate and personal lending products and services. Our loans are concentrated in six major areas: (1) commercial real estate; (2) commercial; (3) construction; (4) home equity; (5) personal; and (6) residential real estate. We have adopted a loan policy that contains general lending guidelines and is subject to review and revision by our board of directors. We extend credit consistent with this comprehensive loan policy.

The goal of our lending program is to meet the credit needs of our diverse client base while using sound credit principles to protect our asset quality. Our business and credit strategy is relationship-driven and we strive to provide a reliable source of credit, a variety of lending alternatives, and sound financial advice to our clients. When extending credit, our decisions are based upon our client’s ability to repay the loan from non-speculative sources. The quality and integrity of the borrower is crucial in the loan approval process. We monitor the performance of our loan portfolio through regular contact with our clients, continuous portfolio review, careful monitoring of delinquency reports and reliance on our loan review function.

We have retained an independent, outside resource to perform our loan review function, which ensures that our loan review process remains independent of the loan production and administration processes. Our loan reviewer examines individual credits to critique individual problems and the entire portfolio to comment on systemic weaknesses. The reviewer reports directly to the audit committee of our board of directors on a quarterly basis. The board reviews the report on the adequacy of the allowance for loan losses on a quarterly basis. The methodology for computing the allowance for loan losses includes loan loss provisions based on the loan reviewer’s findings, delinquency trends, historical loan loss experience and current economic trends.

Our legal lending limits, based on our banks’ statements of financial condition, are calculated not to exceed 25% of capital plus unencumbered reserves. At December 31, 2003, The PrivateBank (Chicago)’s legal lending limit was $35.0 million and The PrivateBank (St. Louis)’s legal lending limit was $2.0 million, as set by their board of directors. A bank’s legal lending limit is the maximum amount of credit that the bank may commit to any one individual or business entity after aggregating all related credit.

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

Our chief credit officer, or his designee, is involved in all credit decisions when the aggregate credit exposure is in excess of $250,000. The loan committee of The PrivateBank (Chicago) reviews all credit decisions over $2.5 million and the loan/investment committee of The PrivateBank (St. Louis) reviews all credit decisions over $250,000. Prior approval is required for credit exposure in excess of $7.5 million and for all credits related to our board members or our managing directors. Loans are approved at the bank level by a management loan committee or by obtaining the approval of credit officers as required by the loan policy. We believe that this process allows us to be more responsive to our clients’ needs by being able to approve credit without waiting for scheduled committee meetings. We also use management committee meetings to discuss complex credits or when we feel that a particular credit may be informative to everyone in the loan approval process. As a thrift, The PrivateBank (St. Louis) is required to maintain a specific percentage of its loan portfolio in qualified residential real estate loans. To address this regulatory requirement, from time to time, The PrivateBank (St. Louis) has and intends to continue to purchase qualifying loans from The PrivateBank (Chicago) in exchange for loans generated in the St. Louis market that do not meet the criteria for qualified-thrift-loans. We attempt to price sales of loans between the banks so as to allow each bank to achieve equal risk rewards from a yield perspective.

Prior to purchasing any loans, the chief credit officer of The PrivateBank (Chicago) will apply the same credit policies and procedures as are followed for any other loan approval. Likewise, The PrivateBank (St. Louis) will apply the same lending discipline to loans purchased from The PrivateBank (Chicago) as it does for externally generated loans.

The following table sets forth our loan portfolio by category as of December 31, 2003 and 2002:

	December 31, 2003	Percentage of total loans	December 31, 2002	Percentage of total loans
	(dollars in thousands)
Commercial real estate	$639,296	52%	$452,703	47%
Commercial	181,062	15%	165,993	17%
Construction	162,878	13%	123,204	13%
Home equity	94,726	8%	80,776	8%
Personal	77,154	6%	70,676	7%
Residential real estate	69,541	6%	72,289	8%

Total loans	$1,224,657	100%	$965,641	100%

Commercial Real Estate Loans. Our commercial real estate portfolio is comprised of loans secured by various types of collateral; 17% of the portfolio is secured by 1-4 family housing units located in the Chicago metropolitan area; 15% is secured by multi-family real estate; 15% is secured by construction and land developments and 23% is secured by other types of commercial real estate collateral including commercial and service businesses owned by clients. The remainder of the portfolio is comprised of loans secured by industrial developments, warehouses, office space or retail centers.

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

Commercial real estate loan products include permanent and mini-permanent financing, transaction loans to purchase properties prior to permanent financing, and lines of credit secured by commercial real estate portfolios. We typically structure mini-permanent and permanent financing as adjustable rate mortgages, or ARMs. An ARM structure allows our clients to lock in an interest rate for a fixed period of time in order to avoid interest rate risk during the lock-in period. The vast majority of our ARM loans have initial fixed pricing for between one to five years. Each ARM loan has language defining repricing beyond the initial fixed pricing term. Transaction loans to purchase commercial property typically have maturities of one year or less. Lines of credit secured by commercial real estate portfolios are typically granted for one year with annual extensions after a successful underwriting review. Interest rates for our lines of credit typically are based on a floating rate formula.

In our credit analysis process for commercial real estate loans, we typically review the appraised value of the property, the ability of the property as collateral to service debt, the significance of any outside income of the borrower or income from other properties owned by the borrowers, and the strength of guarantors, if any. Our real estate appraisal policy addresses selection of appraisers, appraisal standards, environmental issues and specific requirements for different types of properties, and has been approved by our loan committee.

While we have included prepayment penalty clauses in our commercial real estate fixed loan portfolio, due to the relatively short-term nature of the portfolio, collection of prepayment penalties has not had a significant impact on our overall reported yield.

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

At December 31, 2003 our commercial loan portfolio totaled $181.1 million. The Company tracks this portfolio by the portion that is secured by collateral and the portion that is unsecured. At December 31, 2003, $157.4 million of the total commercial loan portfolio was secured and $23.7 million was unsecured.

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

We have not and do not expect to enter into forward mandatory commitments to sell mortgage loans. We have not sought to establish contractual arrangements to sell a pipeline of loan originations. Rather, we tend to sell fixed-rate mortgage loans on a loan-by-loan best efforts basis, typically to independent third-party banks that are in the business of purchasing mortgage loans, including jumbo loans that meet certain established criteria, and to certain mortgage investors. Our policy is to obtain prior approval from secondary market sources regarding the planned loan sale before we commit to originate any fixed-rate residential mortgage loans. Our internal approval process is less stringent for loans pre-approved by our secondary market sources. This allows us to be responsive to the tight time commitments dictated for locking in rates in the secondary market.

We believe that we have a competitive advantage in our ability to offer financing for our clients who have non-traditional income sources or require large mortgage loans. We have developed secondary market sources for mortgages, including several able to provide financing in amounts in excess of $1.0 million per loan which is occasionally required by our clients. By offering our own ARM loans, we can offer credit to individuals who are self-employed or have significant income from partnerships or investments. The secondary market often will not take the time or will be unable to make exceptions for otherwise qualified borrowers. We also have experience in making loans to qualified borrowers secured by co-ops. Loans backed by collateral in co-op housing represented less than $10 million of our loan portfolio at December 31, 2003. Co-op loans are not conventional mortgage loans and are by their nature difficult to sell. However, due to the nature of the Company’s business, the banks tend to make jumbo loans secured by higher priced properties, and we believe the resale market for co-op properties in this category is generally similar to higher-end condominium and fee-simple residential properties. We believe that we are one of a limited number of financial institutions in the Chicago area making these loans.

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

Investment Activities

The Bank maintains an actively managed investment portfolio intended to maximize risk-adjusted total return, provide liquidity, enhance net interest margin, and improve the quality of the Bank’s asset/liability position. We invest primarily in mortgage-backed securities and collateralized mortgage obligations (“CMOs”) backed by U.S. agencies such as Fannie Mae and Freddie Mac, bank-qualified tax-exempt obligations of state and local political subdivisions, and the common stock of the Federal Home Loan Bank of Chicago. We also may invest in corporate debt or other securities as permitted by our investment policy. More than 90% of the bond portfolio is rated either “AAA” by S&P or “Aaa” by Moody’s, as it is our stated intent to take very little credit risk in the investment portfolio.

When evaluating the effectiveness of our investment strategy, we employ a methodology that focuses on the total return of the portfolio over reasonably long periods of time such as one, three and five years. The investment portfolio is managed by the Bank’s Chief Investment Officer, and he reviews the portfolio management activities and financial results with the investment committee of the board of directors.

As currently structured, the investment portfolio attempts to manage the bank’s net asset/liability position by countering the interest rate risk characteristics of the loan portfolio. Most of the loans on the balance sheet are either floating-rate or have very short maturities. If interest rates decline, these assets will reprice downward very quickly. Overall, the investment portfolio has a longer duration than the loan portfolio, which has the effect of making the bank’s net interest rate risk position more neutral.

The bank’s largest single position is currently a $208.5 million investment in the stock of the Federal Home Loan Bank of Chicago. Management has conducted extensive research and due diligence on the Federal Home Loan Bank of Chicago and such due diligence is ongoing. Management updates the investment committee routinely on the results of its due diligence, which includes a periodic review of the financial condition of the Federal Home Loan Bank of Chicago.

The dividend paid by the Federal Home Loan Bank of Chicago on its stock is not guaranteed and may increase or decrease in the future. For example, during 2003, certain other Federal Home Loan Banks for various reasons substantially reduced the amount of their dividend or, in one case, suspended the payment of dividends. The Bank can elect at any time to sell FHLB stock at par back to the Federal Home Loan Bank of Chicago, excluding the minimum that is required to support FHLB advances. The Federal Home Loan Bank of Chicago has communicated to the Bank that generally the stock will be redeemed immediately upon request within a relatively short period of time; however, the Federal Home Loan Bank of Chicago has the right to require six months advance notice of such planned sale before the liquidation at par actually occurs.

In addition, we have made investments in the communities surrounding its banking offices as a part of its community reinvestment program. In 2003, we committed to investments in the Community Reinvestment Fund and Chicago Equity Fund, which focus on rebuilding and revitalizing Chicago neighborhoods through tax credit incentives. We have also purchased participations in pools of loans from Neighborhood Housing Services (“NHS”). NHS is a not-for-profit organization that helps provide affordable housing to low- and moderate-income residents in the Chicago area. The size of our investment is proportionate to the volume of loans in certain credit programs offered by NHS. NHS is an important vehicle in our Community Reinvestment Act (“CRA”) lending program.

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

ALCO is also responsible for monitoring compliance with our investment policy. On a monthly basis, ALCO presents asset liability management reporting to the investment committee of the board of directors who reviews the portfolio of reports we prepare for our board of directors and all the decisions made by ALCO affecting net interest income.

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

The average account value of trusts administered by us was approximately $2.6 million as of December 31, 2003. We seek to continue to grow our wealth management business as we expand our client base and our clients increasingly reach retirement age and focus on their estate plans. On a consolidated basis, the wealth management area had approximately $1.5 billion in assets under management at December 31, 2003. Wealth management assets under management (excluding Lodestar) totaled $922.0 million at December 31, 2003. Lodestar had $572.9 million of assets under management as of December 31, 2003.

The following table indicates the breakdown of our Wealth management assets under management at December 31, 2003 by account classification and related gross revenue for the twelve months ended December 31, 2003:

	At or for the twelve months ended December 31, 2003
Account Type	Market Value	Revenue
	(in thousands)
Lodestar	$572,861	$3,118
Personal trust—managed	328,618	1,644
Agency—managed	207,624	1,100
Custody	380,531	686
Employee benefits—managed	58,817	82
Less trust assets managed by Lodestar (1)	(53,570)

Total	$1,494,881	$6,630

(1)	These account assets are included in personal trust – managed balances as well as Lodestar balances. The revenues related to these assets are allocated between personal trust – managed and Lodestar based on the services provided.

We have chosen to outsource some of the investment management aspect of our wealth management business so that we may offer our clients diversity and flexibility of investment representation and to allow us to impartially evaluate investment performance. This structure also allows our clients to independently designate one or more specific advisors enabling them to maintain existing relationships they may have within the financial community. If the client does not have such a relationship in place, we help them select an investment management firm to best service their needs. Based on the client’s investment strategy and objectives and the account attributes, one or more investment managers will be selected from a group of approved advisors. We continue to direct our energies towards building the breadth and depth of our wealth management area and intend to pursue further acquisitions of asset management firms similar to the 2002 acquisition by The PrivateBank (Chicago) of an 80% interest in Lodestar. Lodestar manages equity, balanced, and fixed income accounts primarily for high net-worth individuals, retirement plans and charitable organizations with investable assets in excess of $1.0 million, and shares a similar focus on highly personalized client service.

We recognized trust fee revenue of approximately $2.1 million during 2003 from wealth management services provided for those clients where a third-party investment manager is utilized. In 2003, we paid $744,000 to third-party investment managers. The fees we pay to third-party investment managers are included in the professional fees category of non-interest expense. Of our third-party investment managers, William Blair & Company Limited Liability Company, Lodestar and Harris Associates each individually managed more than 5% of our total Wealth management assets under management as of December 31, 2003.

In our wealth management policy, we have established controls over our trust activities to safeguard the assets of our clients against operational and administrative risk. We have a system of internal controls that is designed to keep our operating risk at appropriate levels. Our system of internal controls includes policies and procedures relating to authorization, approval, documentation and monitoring of transactions. Administrative risk involves potential losses associated with our performance of fiduciary responsibilities to clients. To manage this risk, our wealth management policy has established corporate policies and procedures to ensure that obligations to clients are discharged faithfully and in compliance with applicable legal and regulatory requirements. These policies and procedures provide guidance and establish standards related to the creation, sale, and management of investment products, trade execution, and counterparty selection.

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

Employees

As of December 31, 2003, we had approximately 219 full-time equivalent employees, including 6 full-time Lodestar employees. The salaries of all of our employees are paid by either The PrivateBank (Chicago) or The PrivateBank (St. Louis), with the exception of Messrs. Mandell and Klaeser and Lisa M. O’Neill, our Director of Financial Reporting, a portion of whose salaries are paid by PrivateBancorp.

We provide our employees with a comprehensive program of benefits, some of which are on a contributory basis, including comprehensive medical and dental plans, life insurance plans, and a 401(k) plan. We consider our relationship with our employees to be good.

Available Information

Our Internet address is www.privatebancorp.com. We make available at this Internet address, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

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

As of December 31, 2003, we had regulatory capital in excess of the Federal Reserve’s well-capitalized requirements. Our total risk-based capital ratio at December 31, 2003 was 12.71% and our leverage ratio was 8.25%.

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

Interstate Banking and Branching Legislation. Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Banking Act”), bank holding companies are allowed to acquire banks across state lines subject to various requirements of the Federal Reserve. In addition, under the Interstate Banking Act, banks are permitted, under some circumstances, to merge with one another across state lines and thereby create a main bank with branches in separate states. After establishing branches in a state through an interstate merger transaction, a bank may establish and acquire additional branches at any location in the state where any bank involved in the interstate merger could have established or acquired branches under applicable federal and state law.

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

Bank Regulation

The PrivateBank (Chicago) is subject to supervision and examination by the Office of Banks and Real Estate, Estate Companies and, as a non-member, FDIC-insured bank, to supervision and examination by the Federal Deposit Insurance Corporation (“FDIC”). As an affiliate of The PrivateBank (Chicago), we are also subject to examination by the Office of Banks and Real Estate Companies. The PrivateBank (Chicago) is a member of the Federal Home Loan Bank (“FHLB”) of Chicago. The Federal Deposit Insurance Act (“FDIA”) requires prior FDIC approval for any merger and/or consolidation by or with another depository institution, as well as for the establishment or relocation of any bank or branch office. The FDIA also gives the FDIC the power to issue cease and desist orders. A cease and desist order could either prohibit a bank from engaging in certain unsafe and unsound bank activities or could require a bank to take certain affirmative action. The FDIC also supervises compliance with the federal laws and regulations which, in addition to several other mandates, place restrictions on loans by FDIC-insured banks to an executive officer, director or principal shareholder of the bank, the bank holding company which owns the bank, and any subsidiary of such bank holding company. The FDIC also examines The PrivateBank (Chicago) for its compliance with statutes that restrict and, in some cases, prohibit certain transactions between a bank and its affiliates. Among other provisions, these laws place restrictions upon:

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

Federal Reserve System. The PrivateBank (Chicago) is subject to Federal Reserve regulations requiring depository institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve regulations generally require 3% reserves on the first $45.4 million of transaction accounts plus 10% on the remainder. The first $6.6 million of otherwise reservable balances (subject to adjustments by the Federal Reserve) are exempted from the reserve requirements. The PrivateBank (Chicago) is in compliance with that requirement.

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

Prompt Corrective Action. FDICIA requires the federal banking regulators, including the Federal Reserve and the FDIC, to take prompt corrective action with respect to depository institutions that fall below minimum capital standards and prohibits any depository institution from making any capital distribution that would cause it to be undercapitalized. Institutions that are not adequately capitalized may be subject to a variety of supervisory actions, including restrictions on growth, investment activities, capital distributions and affiliate transactions, and will be required to submit a capital restoration plan which, to be accepted by the regulators, must be guaranteed in part by any company having control of the institution (for example, the company or a stockholder controlling the company). In other respects, FDICIA provides for enhanced supervisory authority, including greater authority for the appointment of a conservator or receiver for critically under-capitalized institutions. The capital-based prompt corrective action provisions of FDICIA and its implementing regulations apply to FDIC-insured depository institutions. However, federal banking agencies have indicated that, in regulating bank holding companies, the agencies may take appropriate action at the holding company level based on their assessment of the effectiveness of supervisory actions imposed upon subsidiary insured depository institutions pursuant to the prompt corrective action provisions of FDICIA. Also, under FDICIA, insured depository institutions with assets of $500 million or more at the beginning of a fiscal year, must submit an annual report for that year, including financial statements and a management report, to each of the FDIC, any appropriate federal banking agency, and any appropriate bank supervisor. The PrivateBank (Chicago) had assets of $500 million or more at the beginning of fiscal year 2003, and must therefore provide an annual report as required by FDICIA.

As of December 31, 2003, PrivateBancorp, Inc. and each of its subsidiaries had capital in excess of the requirements for a “well-capitalized” institution under the prompt corrective action provisions of FDICIA.

Insurance of Deposit Accounts. Under FDICIA, as an FDIC-insured institution, The PrivateBank (Chicago) is required to pay deposit insurance premiums based on the risk it poses to the Bank Insurance Fund (“BIF”). The FDIC has authority to raise or lower assessment rates on insured deposits in order to achieve statutorily required reserve ratios in the insurance funds and to impose special additional assessments. Each depository institution is assigned to one of three capital groups: “well capitalized,” “adequately capitalized” or “undercapitalized.” Within each capital group, institutions are assigned to one of three supervisory subgroups: “A” (institutions with few minor weaknesses), “B” (institutions which demonstrate weaknesses which, if not corrected, could result in significant deterioration of the institution and increased risk of loss to BIF), and “C” (institutions that pose a substantial probability of loss to BIF unless effective corrective action is taken). Accordingly, there are nine combinations of capital groups and supervisory subgroups to which varying assessment rates would be applicable. An institution’s assessment rate depends on the capital category and supervisory category to which it is assigned. During 2003, The PrivateBank (Chicago) paid deposit insurance premiums in the aggregate amount of $540,196. During 2003, The PrivateBank (St. Louis) paid deposit insurance premiums in the aggregate amount of $64,080.

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

The PrivateBank (Chicago) was assigned a “satisfactory” rating in August 2003 as a result of its last CRA examination.

Bank Secrecy Act. Under the Bank Secrecy Act (“BSA”), a financial institution is required to have systems in place to detect certain transactions, based on the size and nature of the transaction. Financial institutions are generally required to report cash transactions involving more than $10,000 to the United States Treasury. In addition, financial institutions are required to file suspicious activity reports for transactions that involve more than $5,000 and which the financial institution knows, suspects or has reason to suspect involves illegal funds, is designed to evade the requirements of the BSA or has no lawful purpose. The USA PATRIOT Act of 2001, enacted in response to the September 11, 2001 terrorist attacks, requires bank regulators to consider a financial institution’s compliance with the BSA when reviewing applications. Final rules implementing customer identification procedures to be followed by financial institutions have been released and must be complied with by all financial institutions subject to the BSA.

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

The GLB Act also imposes requirements on financial institutions with respect to customer privacy by generally prohibiting disclosure of non-public personal information to non-affiliated third parties unless the customer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to customers annually. The FDIC and the other federal regulators have promulgated implementing regulations outlining the duties or responsibilities of financial institutions with regard to customer privacy. These regulations do not supersede state regulations regarding privacy, except to the extent that state regulations conflict with these regulations. The privacy regulations of the Illinois Banking Act continue to apply to The PrivateBank, except to the extent they conflict with the GLB Act and its implementing regulations.

To the extent the GLB Act permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. This consolidation could result in a growing number of larger financial institutions that offer a wider variety of financial services than we currently offer and that can aggressively compete in the markets we currently serve.

The PrivateBank (St. Louis). The PrivateBank (St. Louis) is a federally chartered savings bank. Accordingly, it is governed by and subject to extensive regulation, examination and supervision by the Office of Thrift Supervision (“OTS”), and is required to comply with the rules and regulations of the OTS under the Home Owners’ Loan Act (“HOLA”). As a federally chartered savings bank, The PrivateBank (St. Louis) has greater flexibility in pursuing interstate branching than an Illinois state bank. The activities of The PrivateBank (St. Louis) are also governed by the FDIA. The FDIC has back-up regulatory authority over The PrivateBank (St. Louis). Although The PrivateBank (St. Louis) has a different primary federal regulator from The PrivateBank (Chicago), most, if not all, of the federal statutes and regulations applicable to The PrivateBank (Chicago) are also applicable to The PrivateBank (St. Louis). The PrivateBank (St. Louis) is a member of the Federal Home Loan Bank (“FHLB”) of Des Moines and may be subject to examination by the FHLB of Des Moines.

Under such regulation and supervision, The PrivateBank (St. Louis) is required to file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to establishing branches or entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. In addition, The PrivateBank (St. Louis) is required in situations to either apply to or provide notice to the OTS before declaring a dividend. The OTS also conducts periodic examinations to test The PrivateBank’s (St. Louis) compliance with various regulatory and safety and soundness requirements. This regulation and supervision establishes a comprehensive framework of supervision and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including discretion with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the OTS, the FDIC or the Congress, could have a material adverse impact on us, The PrivateBank (St. Louis) and our operations.

The PrivateBank (St. Louis) is also required to be a qualified thrift lender (“QTL”). The HOLA requires savings institutions to meet a QTL test, under which the institution is required to either qualify as a “domestic building and loan association” under the Internal Revenue Code or maintain at least 65% of its “portfolio assets” (total assets less (1) specified liquid assets up to 20% of total assets; (2) intangibles, including goodwill; and (3) the value of property used to conduct business) in certain “qualified thrift investments,” (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least nine months out of each twelve-month period. A savings institution that fails the QTL test is subject to certain operating restrictions, such as not being able to retain or operate out-of-state branches, and may be required to convert to a bank charter. In meeting the QTL test, The PrivateBank (St. Louis) may be assisted by The PrivateBank (Chicago) through the purchase by The PrivateBank (St. Louis) of certain mortgage loans from The PrivateBank (Chicago).

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES

LITIGATION REFORM ACT OF 1995

This report contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ materially from those predicted in forward-looking statements. Factors which might cause such a difference include, but are not limited to, fluctuations in market rates of interest and loan and deposit pricing; a deterioration of general economic conditions in our market areas; legislative or regulatory changes; adverse developments or changes in the composition of our loan or investment portfolios; significant increases in competition; difficulties in identifying attractive acquisition opportunities or strategic partners to complement our private banking approach and the products and services we offer; the possible dilutive effect of potential acquisitions or expansion; and our ability to raise new capital as needed and the timing, amount and type of such capital raises. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

EXECUTIVE OFFICERS

The following persons serve as executive officers of PrivateBancorp:

Ralph B. Mandell (63), a director since 1989, is a co-founder of PrivateBancorp and The PrivateBank (Chicago). A director of The PrivateBank (Chicago) and a director of The PrivateBank (St. Louis), he has served as Chairman and Chief Executive Officer of PrivateBancorp and The PrivateBank (Chicago) since 1994 and assumed the additional title of President of both entities in March 1999. From inception until 1994, Mr. Mandell had the title of Co-Chairman. Prior to starting The PrivateBank (Chicago) and PrivateBancorp, Mr. Mandell was the Chief Operating Officer of First United Financial Services, Inc., from 1985 to 1989, and served as its President from 1988 to 1989. First United, a company that was traded on the NASDAQ National Market, was sold to First Chicago Corporation in 1987. He also served as President of Oak Park Trust & Savings Bank from 1985 until 1988. Prior thereto, Mr. Mandell had served as Executive Vice President of Oak Park Trust & Savings Bank since 1979.

Gary S. Collins (45) has been Co-Vice Chairman of The PrivateBank (Chicago) downtown office since 2001 and a Managing Director of The PrivateBank (Chicago) since 1991. As a specialist in real estate lending, Mr. Collins has spent more than 20 years managing diverse real estate transactions and the full range of mortgage financing. Before joining the bank in 1991, he held senior positions at several Chicago metropolitan area financial institutions, including First Chicago Bank of Oak Park, First Colonial Bancshares and Avenue Bank of Oak Park.

Richard C. Jensen (58) has been a Director since January 2000. Mr. Jensen has been a Managing Director of The PrivateBank (Chicago) since November 1999. He became Chairman, Chief Executive Officer and a Managing Director of The PrivateBank (St. Louis) upon receipt of its banking charter in June 2000. From May 1998 until joining us, Mr. Jensen served as Chairman and Chief Executive Officer of Missouri Holding, Inc. From March to May 1998, he served as President and Chief Executive Officer of Royal Banks of Missouri. For the previous 18 years, Mr. Jensen served in various executive positions with National Bank and its predecessor, Boatmen’s Bank, in St. Louis.

Hugh H. McLean (45) has been Co-Vice Chairman of The PrivateBank (Chicago) since 2001 and a Managing Director of The PrivateBank (Chicago) since 1996. He serves as head of the The PrivateBank (Chicago) suburban offices. Prior to joining the bank, he served as a regional manager with Firstar Bank Illinois and its predecessor from 1990 to 1996, and as head of a commercial banking division at American National Bank and Trust Company in Chicago from 1987 to 1990, where he was employed from 1980 to 1990.

Kathleen Jackson (52) was named director of wealth management, Managing Director and senior trust officer in August 2002. Ms. Jackson began her career in 1978 as an agent with Aetna Life and Casualty. She left Aetna in the mid-1980’s to work in a variety of entrepreneurial endeavors advising financial services companies on marketing and sales strategies. In 1993, she joined Experian, a leading provider of direct marketing resources, as director of marketing. Two years later she joined Bank One Investment Management Company, Chicago (formerly First Chicago NBD Investment Management Company) as national sales manager. She was promoted to senior managing director of product management in 1998. In 1999, she joined The Chicago Trust Company, then a wholly owned subsidiary of Alleghany Asset Management, as senior vice president responsible for P & L, strategy and overall leadership of the $2 billion personal trust and investment services business.

James A. Ruckstaetter (57) has been a Managing Director since 1999 and the Chief Credit Officer of The PrivateBank (Chicago) since January 2002. His diverse experience includes credit and loan administration, commercial lending and residential real estate lending. Mr. Ruckstaetter’s career spans 30 years including various executive positions with leading Chicago area financial institutions. From January 1998 until June 1999, he was President and CEO of Pan American Bank, a community bank on the west side of Chicago. From September 1994 to December 1997, Mr. Ruckstaetter served as a Senior Vice President Relationship Manager at Bank of America.

Dennis L. Klaeser (46) was named Chief Financial Officer of PrivateBancorp and Chief Financial Officer and Managing Director of The PrivateBank (Chicago) on April 1, 2003. Prior to joining the company, Mr. Klaeser was a senior research analyst with Robert W. Baird & Co. since mid-2002. From 2000 until mid-2002, he was managing director and head of the US Financial Institutions Group at Andersen Corporate Finance, a division of Arthur Andersen LLP. From 1994 until 2000, Mr. Klaeser served in various capacities at First Union Securities (previously EVEREN Securities), including managing director of EVEREN’s financial institutions group from 1997 until 1999, and following First Union’s acquisition of EVEREN, as managing director of the bank group from 1999 until 2000.

William A. Goldstein (63) is the President of Lodestar Investment Counsel, LLC, and Managing Director of the Company, and has over 39 years of experience in the investment industry. Mr. Goldstein was appointed to the Board of Directors of The PrivateBank (Chicago) in January 2003 and elected a Director of PrivateBancorp in April 2003. Prior to founding Lodestar in 1989, he was a Principal in the founding of Burton J. Vincent, Chesley & Co. where he served as Executive Vice President and Director. In 1983 the firm was acquired by Prescott, Ball & Turben (a subsidiary of Kemper Corporation). There Mr. Goldstein was Chairman and Director of Prescott Asset Management, and President of Selected Special Shares, a publicly traded mutual fund.

ITEM 2.	PROPERTIES

We currently have seven physical banking locations as well as the space of Lodestar. We have a variety of renewal options in each of our properties and certain rights to secure additional space. The main offices of PrivateBancorp and The PrivateBank (Chicago) are located in the central business and financial district of Chicago. We lease 35,579 square feet comprising the entire second, seventh, eighth, ninth and tenth floors and part of the eleventh floor of a building located at Ten North Dearborn Street. This lease expires on or about August 31, 2006.

In December 2003, The PrivateBank (Chicago) and its landlord agreed to a lease amendment, which would allow the bank to occupy the entire fifth floor containing 7,328 rentable square feet commencing January 1, 2004 and continuing on a month-to-month basis until June 30, 2004; the agreement can be terminated by either party with thirty days written notice. During the period, the bank will not pay rent for the floor, but will pay its proportionate share of common area maintenance expenses.

We established a north suburban office in the affluent North Shore area located at 517 Green Bay Road, Wilmette, Illinois, in October 1994. We lease approximately 5,300 square feet on the first floor of a commercial building. This lease expires on June 30, 2004 with an option to renew for an additional five years.

In January 1997, we opened a third office of The PrivateBank (Chicago) in rapidly growing, west suburban DuPage County at 1603 West Sixteenth Street, Oak Brook, Illinois. We lease approximately 4,200 square feet on the first floor of a two-story office building. This lease expires on December 14, 2006.

In January 2000, we opened our Fox Valley office at 24 South Second Street, St. Charles, Illinois. We purchased this building from Towne Square Realty in June of 2002. The branch currently pays rent to us.

In May 2001, we opened a second branch office in the Fox Valley area at the Herrington Train Station at 308 Crescent Place in Geneva, Illinois. We lease approximately 1,700 square feet within the commuter station building. This lease expires March 1, 2006.

The PrivateBank (St. Louis) office is located at 1401 South Brentwood Boulevard, St. Louis, Missouri. We lease approximately 13,932 square feet on the first and second floors of a commercial building. This lease expires on February 4, 2009.

Our offices in Lake Forest and Winnetka, Illinois, were both acquired as part of the purchase of Johnson Bank Illinois. Our Lake Forest office is on the first floor of a two-story office building located at 920 South Waukegan Road, Lake Forest, Illinois. The lease is for approximately 9,400 square feet and expires on July 31, 2005. Our Winnetka office leases approximately 5,100 square feet and is located at 1000 Green Bay Road, Winnetka, Illinois. Effective June 30, 2003, management exercised the first of three possible options to extend the lease to June 30, 2008 on the same terms, covenants and conditions as the base lease.

Lodestar leases approximately 4,759 square feet in a building located at 208 South LaSalle Street in downtown Chicago. The lease expires on December 31, 2007.

ITEM 3.	LEGAL PROCEEDINGS

The PrivateBank (Chicago) is one of the named defendants in the matter of G. George Fox v. North Federal Savings Bank and The PrivateBank (Case No. 03 L 006102) filed in May 2003 and now pending in the Law Division of the Circuit Court of Cook County, Illinois. The suit asserts various claims resulting from the alleged wrongful dishonor by the bank of a $400,000 cashier’s check drawn on the bank and made payable to the plaintiff in May 2000 as earnest money for a proposed real estate transaction involving a client of the bank. The plaintiff claims damages in excess of $150,000 plus interest, costs and attorneys’ fees. This matter is in early stages of litigation, and the Company cannot reasonably estimate potential liability, if, any, that the Company may incur in connection with this matter. However, management does not expect the ultimate resolution of this matter to materially impact the Company’s financial condition or results of operation.

From time to time, we may be party to various other legal proceedings arising in the normal course of our business. Since we act as a depository of funds, we may be named from time to time as a defendant in various lawsuits (such as garnishment proceedings) involving claims to the ownership of funds in particular accounts. Neither PrivateBancorp nor any of our subsidiaries is currently a defendant in any such proceedings that we believe will have a material adverse effect on our business, results of operations, financial condition or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is quoted on the NASDAQ National Market under the symbol “PVTB.” As of March 8, 2004, we had approximately 289 holders of record of our common stock. The table below sets forth the high and low sales prices of our common stock as reported by NASDAQ for the periods indicated (on a split-adjusted basis).

	High	Low
2003
First Quarter	$27.6670	$21.7500
Second Quarter	28.1000	22.7500
Third Quarter	39.1400	27.0300
Fourth Quarter	47.2700	32.9000

2002
First Quarter	$16.3333	$12.3933
Second Quarter	21.3000	15.7667
Third Quarter	20.9733	15.0667
Fourth Quarter	26.1400	20.2267

Holders of our common stock are entitled to receive dividends that the board of directors may declare from time to time. We may only pay dividends out of funds that are legally available for that purpose. Because consolidated net income consists largely of the net income of our subsidiaries, dividend payments to stockholders are dependent upon our receipt of dividends from our subsidiaries. See “Supervision and Regulation” above for a discussion of regulatory restrictions on dividend declarations. Our dividend declaration is discretionary and will depend on our earnings and financial condition, regulatory limitations, tax considerations and other factors.

We have paid quarterly dividends on our common stock since the third quarter of 1995. While the board of directors expects to continue to declare dividends quarterly, there can be no assurance that we will continue to pay dividends at these levels or at all. The following table shows the history of per share cash dividends declared and paid on our common stock for the last two years.

Cash Dividends Per Share
2003
First Quarter	$0.040
Second Quarter	0.040
Third Quarter	0.040
Fourth Quarter	0.040

2002
First Quarter	$0.020
Second Quarter	0.020
Third Quarter	0.027
Fourth Quarter	0.027

ITEM 6.	SELECTED FINANCIAL DATA

The following table summarizes certain selected consolidated financial and other data of PrivateBancorp at or for the periods indicated. The balance sheet and statement of income data are derived from our December 31, 2003 consolidated financial statements that have been audited by Ernst & Young LLP. This information should be read in conjunction with our audited consolidated financial statements and related notes included pursuant to Item 8 of this report. See “Index to Consolidated Financial Statements” on page F-1.

	Year Ended December 31,
	2003(1)	2002(1)	2001	2000	1999
	(dollars in thousands, except per share data)
Selected Statement of Income Data:
Interest income:
Loans, including fees	$62,793	$52,560	$50,975	$48,633	$26,597
Securities	24,633	19,156	14,377	7,455	5,141
Federal funds sold and interest-bearing deposits	68	126	244	1,058	330

Total interest income	87,494	71,842	65,596	57,146	32,068

Interest expense:
Interest-bearing demand deposits	553	636	923	869	604
Savings and money market deposit accounts	6,425	7,328	11,365	13,711	7,671
Time deposits	16,934	16,014	17,291	14,635	7,399
Funds borrowed	4,502	5,325	6,327	4,116	931
Long term debt—trust preferred securities	1,940	1,939	1,731	—	—

Total interest expense	30,354	31,242	37,637	33,331	16,605

Net interest income (12)	57,140	40,600	27,959	23,815	15,463
Provision for loan losses	4,373	3,862	3,179	1,690	1,208

Net interest income after provision for loan losses	52,767	36,738	24,780	22,125	14,255

Non-interest income:
Banking, wealth management services and other income	12,427	7,081	4,028	3,077	1,947
Securities gains	1,759	11	2,095	92	57
Trading losses	(238)	(943)	—	—	—

Total non-interest income	13,948	6,149	6,123	3,169	2,004

Non-interest expense:
Salaries and employee benefits	20,856	13,979	9,111	8,174	5,156
Severance charge	—	—	—	562	—
Occupancy expense, net	5,564	4,891	4,158	2,987	1,563
Data processing	1,528	1,509	1,295	820	478
Marketing	2,527	1,648	1,208	1,202	692
Professional fees	4,672	3,689	2,939	2,135	1,295
Goodwill amortization	—	—	824	731	—
Insurance	700	455	354	303	214
Towne Square Financial Corporation acquisition	—	—	—	—	1,300
Other expense	4,297	2,436	2,763	1,692	1,389

Total non-interest expense	40,144	28,607	22,652	18,606	12,087

Minority interest expense	193	—	—	—	—

Income before income taxes	26,378	14,280	8,251	6,688	4,172

Income tax provision	7,309	3,273	2,051	2,263	1,257

Net income	$19,069	$11,007	$6,200	$4,425	$2,915

Per Share Data(2):
Basic earnings	$2.25	$1.49	$0.88	$0.64	$0.49
Diluted earnings	2.12	1.42	0.85	0.62	0.46
Dividends	0.160	0.09	0.07	0.07	0.07
Book value (at end of period)	16.94	11.56	8.65	7.82	6.84

Selected Financial Condition Data (at end of period):
Total securities(3)	$669,262	$487,020	$332,933	$172,194	$71,134
Total loans	1,224,657	965,641	780,771	598,724	397,277
Total assets	1,984,923	1,543,413	1,176,768	829,509	518,697
Total deposits	1,547,359	1,205,271	850,495	670,246	453,092
Funds borrowed	219,563	209,954	231,488	96,879	15,000
Total stockholders’ equity	166,956	89,092	62,304	54,249	47,080
Wealth management assets under management	1,494,881	1,239,779	722,713	777,800	729,904

	Year Ended December 31,
	2003(1)		2002(1)		2001		2000		1999
	(dollars in thousands, except per share data)
Selected Financial Ratios and Other Data:
Performance Ratios:
Net interest margin(4)(12)	3.62%		3.44%		3.27%		3.63%		3.79%
Net interest spread(5)	3.43		3.25		2.87		3.02		3.15
Non-interest income to average assets	0.80		0.47		0.64		0.45		0.45
Non-interest expense to average assets(10)	2.32		2.17		2.37		2.64		2.71
Net overhead ratio(6)(10)	1.51		1.70		1.73		2.19		2.26
Efficiency ratio(7)(10)(12)	54.09		57.63		63.17		65.76		65.76
Return on average assets(8)(10)	1.10		0.83		0.65		0.63		0.65
Return on average equity(9)(10)	15.43		15.17		10.59		8.81		7.66
Dividend payout ratio	7.39		6.27		8.39		10.43		13.78

Asset Quality Ratios:
Non-performing loans to total loans	0.09%		0.14%		0.41%		0.24%		0.21%
Non-accrual loans to total loans	0.00		0.08		0.09		0.00		0.15
Allowance for loan losses to:
Total loans	1.23		1.20		1.06		1.02		1.14
Non-performing loans	1,124		828		262		423		548
Net charge-offs to average total loans	0.08		0.07		0.15		0.18		0.03
Non-performing assets to total assets	0.06		0.09		0.27		0.17		0.16

Balance Sheet Ratios:
Loans to deposits	79.1%		80.1%		91.8%		89.3%		87.7%
Average interest-earning assets to average interest-bearing liabilities	110.5		107.9		109.8		112.2		116.3

Capital Ratios:
Average equity to average assets	7.13%		5.50%		6.13%		7.13%		8.51%
Total risk-based capital ratio	12.71		8.29		9.71		8.15		13.96
Tier 1 risk-based capital ratio	11.59		6.91		8.18		6.47		12.84
Leverage ratio	8.25		5.47		6.64		5.54		10.77

Ratio of Earnings to Fixed Charges(11):
Including deposit interest	1.88	x	1.46	x	1.22	x	1.20	x	1.25	x
Excluding deposit interest	5.12		2.97		2.02		2.62		5.48

(1)	Audited by Ernst & Young LLP. Prior year results audited by Arthur Andersen LLP.

(2)	Per share data has been adjusted to reflect the 3-for-2 dividend of our common stock effective January 17, 2003.

(3)	For all periods, the entire securities portfolio was classified “Available for Sale.”

(4)	Net interest income, on a tax equivalent basis, divided by average interest-earning assets.

(5)	Yield on average interest-earning assets less rate on average interest-bearing liabilities.

(6)	Non-interest expense less non-interest income divided by average total assets.

(7)	Non-interest expense divided by the sum of net interest income, on a tax equivalent basis, plus non-interest income.

(8)	Net income divided by average total assets.

(9)	Net income divided by average common equity.

(10)	2000 performance ratios presented in the table above include a third quarter one-time severance and recruitment of new executive officers charge, and 1999 performance ratios include one-time charges related to the Towne Square Financial Corporation acquisition and St. Louis start-up costs incurred in the third and fourth quarter, respectively, in the following amounts (in thousands):

	Pre-Tax	After-Tax
Severance charges	$562	$377
Towne Square Corporation acquisition	1,433	1,382
St. Louis start-up costs	324	214

(Footnotes continued on next page)

(11)	In computing the ratio of earnings to fixed charges: (a) earnings have been based on income before income taxes and fixed charges, and (b) fixed charges consist of interest and amortization of debt discount and expense including amounts capitalized and the estimated interest portion of rents.

(12)	We adjust GAAP reported net interest income by the tax equivalent adjustment amount (assuming a 34% tax rate) to account for the tax attributes on federally tax exempt municipal securities. For GAAP purposes, tax benefits associated with federally tax exempt municipal securities are recorded as a benefit in income tax expense. The following table reconciles reported net interest income to net interest income on a tax equivalent basis for the periods presented:

	Reconciliation of net interest income to net interest income on a tax equivalent basis
	For the Year Ended December 31,
	2003	2002	2001	2000	1999
	(in thousands)
Net interest income	$57,140	$40,600	$27,959	$23,815	$15,463
Tax equivalent adjustment to net interest income	3,134	2,894	1,777	885	914

Net interest income, tax equivalent basis	$60,274	$43,494	$29,736	$24,700	$16,377

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

PrivateBancorp was organized as a Delaware corporation in 1989 to serve as the holding company for a Chicago-based de novo (start-up) bank. Our flagship downtown Chicago location opened in 1991. We expanded to Wilmette in north suburban Cook County in 1994 and the Oak Brook facility in west suburban DuPage County was established in 1997. We established the St. Charles office in January 2000, in connection with our purchase of Towne Square Financial Corporation (a company which was in the process of forming a de novo, or start-up bank) on August 3, 1999. On February 11, 2000, we consummated our acquisition of Johnson Bank Illinois adding two additional locations in Lake Forest and Winnetka, Illinois. During the second quarter 2000, we received regulatory approval to create a new banking subsidiary and on June 23, 2000, PrivateBancorp capitalized The PrivateBank (St. Louis). In May 2001, The PrivateBank (Chicago) opened a second branch in the Fox Valley area in Geneva, Illinois. In December 2002, The PrivateBank (Chicago) acquired an 80% controlling interest in Lodestar Investment Counsel, a Chicago-based investment adviser with $572.9 million of assets under management at December 31, 2003.

We completed our initial public offering in June of 1999. Since year-end 1999 to December 31, 2003, we have grown our asset base at a compound annual rate of 40% to $2.0 billion. During the same period, loans have grown at a compound annual rate of 33% to $1.2 billion, deposits at a compound annual rate of 36% to $1.5 billion and core deposits at a compound annual rate of 27% to $1.1 billion. Wealth Management assets under management grew at a compound annual rate of 23% to $1.5 billion. Diluted earnings per share (EPS) have grown at a compound annual rate of 47% to $2.12 (split-adjusted) since year-end 1999.

For financial information regarding our four separate lines of business, The PrivateBank (Chicago), The PrivateBank (St. Louis), Wealth Management Services and Holding Company Activities, see “Operating Segments Results” beginning on page 36 and “Note 2—Operating Segments” to our consolidated financial statements as of and for the year ended December 31, 2003, included on page F-12.

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

Management adjusts the allowance for loan losses by recording a provision for loan losses in an amount sufficient to maintain the allowance at the level determined appropriate. Loans are charged-off when deemed to be uncollectible by management. We believe that the allowance for loan losses is adequate to provide for estimated probable credit losses inherent in our loan portfolio. The allowance for loan losses as a percentage of total loans was 1.23% as of December 31, 2003 compared to 1.20% as of December 31, 2002.

Goodwill and Intangible Assets

During 2001, The PrivateBank (Chicago) recorded approximately $12.2 million in goodwill in connection with the Johnson Bank Illinois acquisition. During 2002, the Company recorded $8.4 million of goodwill and $2.5 million in customer intangibles in connection with the acquisition of Lodestar. Intangible assets are amortized over an estimated useful life of 15 years. Effective January 1, 2002, the Company adopted FAS No. 142, which requires that goodwill and intangible assets that have indefinite lives no longer be amortized but be reviewed for impairment annually, or more frequently if certain indicators arise. Prior to the adoption of FAS No. 142, goodwill was being amortized using the straight-line method over a period of 15 years. The Company did not incur any goodwill impairment in 2002 in adopting FAS 142. An annual impairment test of goodwill is performed each year by the Company. Impairment losses on recorded goodwill will be recorded as operating expenses.

Goodwill at December 31, 2003 and December 31, 2002 was $19.2 million. Amortization expense related to the Lodestar customer intangible assets is expected to be recorded in the amount of $167,000 each year for 15 years.

CONSOLIDATED RESULTS OF OPERATIONS

Net Income

Our net income for the year ended December 31, 2003 was $19.1 million, or $2.12 per diluted share, compared to $11.0 million, or $1.42 per diluted share, for the year ended December 31, 2002. Our 2003 earnings per share increased 49% as compared to the prior year earnings per share. Net income for the year ended December 31, 2002 was $11.0 million, or $1.42 per diluted share, compared to $6.2 million, or $0.85 per diluted share, for the year ended December 31, 2001. Our 2002 earnings per share increased 67% as compared to the prior year earnings per share.

The increase in earnings from operations is primarily attributable to growth in the balance sheet, particularly in loans and investment securities, funded by growth in deposits and improvement in our net interest margin. Increased fee income, mainly from increases in wealth management revenue, and income from the sale of residential real estate loans in the secondary market, also contributed to the improvement in income.

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

Net interest income was $57.1 million for the year ended December 31, 2003, compared to $40.6 million for 2002, an increase of 41%. Net interest income is affected by both the volume of assets and liabilities held and the corresponding rates earned and paid. The increase in net interest income for 2003 is primarily attributable to growth in earning assets. Average earning assets for 2003 were $1.6 billion compared to $1.3 billion for 2002, an increase of 23%. Our net interest margin (on a tax equivalent basis) was 3.62% for the year ended December 31, 2003, compared to 3.44% for the prior year. Increased volumes of interest earning assets at lower rates were offset by reduced interest rates on liabilities. While our cost of funds was significantly less during 2003 than 2002, 2.03% compared to 2.68%, respectively, our loans yielded 5.75% in loan interest in 2003 compared to 6.07% in 2002. Non-interest bearing funds impact net interest margin since they represent non-interest bearing sources of funds that are deployed in interest bearing assets. Non-interest bearing funds positively impacted net interest margin by 0.19% at December 31, 2003 and December 31, 2002.

During 2003, our net interest margin was impacted by decreases in the costs of our average interest bearing liabilities throughout the year. We made significant changes to funds borrowed during the second half of the year, prepaying a $30.0 million, 6.21% fixed rate FHLB advance that was scheduled to mature on December 5, 2003. We replaced the advance with two new FHLB advances totaling $30.0 million with substantially longer maturities and lower interest rates than the original advance. Late in the third quarter we repaid $30.0 million outstanding on a 3.50% line of credit. During the fourth quarter of 2003 we added an additional $78.0 million of borrowings through the FHLB at market rates or at lower rates of interest than the debt that was refunded. Margin was further improved by a one-half percentage point increase on the third quarter FHLB dividend to 7.0%; the FHLB paid annualized dividends of 6.5% for the first, second and fourth quarters of 2003.

Net interest income was $40.6 million for the year ended December 31, 2002, compared to $28.0 million for 2001, an increase of 45%. The increase in net interest income for 2002 is primarily attributable to growth in earning assets. Average earning assets for 2002 were $1.3 billion compared to $908.6 million for 2001, an increase of 38%. Our net interest margin (on a tax equivalent basis) was 3.44% for the year ended December 31, 2002, compared to 3.27% for the prior year.

During 2002, we experienced net interest margin pressure as compared to 2001 due to the decrease in market interest rates that occurred throughout 2002. In addition, during 2002 our floating rate assets repriced faster than our deposits and floating rate deposits. Also, we continued to utilize brokered deposit transactions as part of our asset-liability management strategy. These brokered deposits have staggered maturities and provide a lower costing source of funding compared to traditional deposits.

A changing interest rate environment has an effect on our net interest margin. A large portion of our loan portfolio is based on floating interest rates and may reprice faster than our deposits and floating rate borrowings. For 2004, we expect our net interest margin to remain stable or improve slightly if market interest rates increase relative to 2003 levels. Alternatively, if market interest rates decrease, we expect our net interest margin to experience pressure.

The following table presents a summary of our net interest income and related net interest margin, calculated on a tax equivalent basis (dollars in thousands):

	Year Ended December 31,
	2003			2002			2001
	Average Balance(1)	Interest	Rate	Average Balance (1)	Interest	Rate	Average Balance (1)	Interest	Rate
Federal funds sold and other short-term investments	$6,348	$68	1.06%	$2,822	$126	4.47%	$4,862	$244	5.02%
Investment securities:(1)
Investment securities: taxable	410,023	17,463	4.22	272,076	13,282	4.88	162,192	10,901	6.68
Investment securities: non-taxable	148,203	10,303	6.95	119,408	8,768	7.34	71,315	5,253	7.37
Loans, net of unearned discount(2)	1,082,403	62,793	5.75	858,783	52,560	6.07	670,235	50,975	7.61

Total earning assets	$1,646,977	$90,627	5.46%	$1,253,089	$74,736	5.93%	$908,605	$67,373	7.41%

Deposits—interest bearing:
Interest-bearing demand accounts	$74,926	$553	0.74%	$57,242	$636	1.11%	$44,231	$923	2.09%
Savings and money market deposits	496,607	6,425	1.29	410,522	7,328	1.78	326,198	11,365	3.48
Time deposits	722,991	16,934	2.34	537,296	16,014	2.97	318,510	17,291	5.43

Total interest-bearing deposits	1,294,524	23,912	1.85	1,005,060	23,978	2.39	688,939	29,579	4.29
Funds borrowed	175,452	4,502	2.53	136,292	5,325	3.85	120,585	6,327	5.25
Long term debt—trust preferred securities	20,000	1,939	9.70	20,000	1,939	9.70	17,918	1,731	9.66

Total interest bearing liabilities	$1,489,976	$30,353	2.03%	$1,161,352	$31,242	2.68%	$827,442	$37,637	4.55%

Tax equivalent net interest income(3)		$60,274			$43,494			$29,736

Non-interest-bearing demand accounts	$103,073			$74,743			$53,230
Net interest spread (4)			3.43%			3.25%			2.87%
Net interest margin(3)(5)			3.62			3.44			3.27

(1)	Average balances were generally computed using daily balances.

(2)	Non-accrual loans are included in the average balances and do not have a material effect on the average yield. Interest on non-accruing loans was not material for the periods presented.

(3)	We adjust GAAP reported net interest income by the tax-equivalent adjustment amount (assuming a 34% tax rate) to account for the tax attributes on federally tax exempt municipal securities. The total tax equivalent adjustment reflected in the above table is approximately $3,134,000, $2,894,000, and $1,777,000, in the years ending 2003, 2002 and 2001, respectively. For GAAP purposes, tax benefits associated with federally tax-exempt municipal securities are recorded as a benefit in income tax expense. The following table reconciles reported net interest income to net interest income on a tax equivalent basis for the periods presented:

	Reconciliation of net interest income to net interest income on a tax equivalent basis
	For the Year Ended December 31,
	2003	2002	2001
	(in thousands)
Net interest income	$57,140	$40,600	$27,959
Tax equivalent adjustment to net interest income	3,134	2,894	1,777

Net interest income, tax equivalent basis	$60,274	$43,494	$29,736

(4)	Yield on average interest-earning assets less rates on average interest-bearing liabilities.

(5)	Net interest income, on a tax-equivalent basis, divided by average interest-earning assets.

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

	Year Ended December 31,
	2003 Compared to 2002				2002 Compared to 2001
	Change due to rate	Change due to volume	Change due to mix	Total change	Change due to rate	Change due to volume	Change due to mix	Total change
	(dollars in thousands)
Federal funds sold and other short-term investments	$(96)	$158	$(120)	$(58)	$(23)	$(101)	$7	$(118)
Investment securities: taxable	(1,797)	6,735	(757)	4,181	(2,983)	7,385	(2,021)	2,381
Investment securities: non-taxable (1)	(466)	2,114	(113)	1,535	(16)	3,543	(12)	3,515
Loans, net of unearned discount	(2,716)	13,574	(625)	10,233	(9,919)	14,235	(2,730)	1,585

Total tax-equivalent interest income(1)	(5,075)	22,581	(1,615)	15,891	(12,941)	25,062	(4,756)	7,363

Interest bearing deposits	(5,415)	6,907	(1,558)	(66)	(13,117)	13,562	(6,046)	(5,601)
Funds borrowed	(1,798)	1,508	(533)	(823)	(1,592)	812	(221)	(1,002)
Trust preferred securities	—	—	—	—	7	201	1	208

Total interest expense	(7,213)	8,415	(2,091)	(889)	(14,702)	14,575	(6,266)	(6,395)

Net tax-equivalent interest income (1)	$2,138	$14,166	$476	$16,780	$1,761	$10,487	$1,510	$13,758

(1)	Interest income on tax-advantaged investment securities reflects a tax-equivalent adjustment based on a marginal federal corporate tax rate of 34%. The total tax equivalent adjustment reflected in the above table is approximately $3,134,000, $2,894,000, and $1,777,000, in the years ending 2003, 2002 and 2001, respectively.

Provision for Loan Losses

We provide for an adequate allowance for loan losses that are probable and reasonably estimable in the portfolio. The provision for loan losses reflects management’s latest assessment of the inherent losses in the loan portfolio. Our allowance for probable loan losses is reassessed monthly to determine the appropriate level of the reserve. Our analysis is influenced by the following factors: the volume and quality of loans and commitments in the portfolio, loss experience, and economic conditions. A discussion of the allowance for loan losses and the factors on which provisions are based begins on page 39.

The changes recorded in the components of the allowance for loan losses resulted in a provision for loan losses of $4.4 million for the year ended December 31, 2003 compared to $3.9 million in 2002, and $3.2 million in 2001. The increase in the provision for loan losses in 2003 is due to several factors. We continued to experience strong loan growth, principally in commercial real estate and construction loans. These loans entail greater risk than residential mortgage and consumer loans. Another factor was the weakening of credit quality of certain borrowers as reflected by risk rating downgrades in 2003. We believe that these downgrades reflect the impact of a slowing economy on the portfolio. Thirdly, as a result of increases in our lending limit, we believe we have an increasingly more complex loan portfolio and growth in the dollar amount of individual credit exposures, which warranted increased provisions. Net charge-offs for the year ended December 31, 2003 were $858,000 and net charge-offs for the year ended December 31, 2002 were $583,000. We recognized $981,000 of net charge-offs during 2001.

Non-interest Income

Non-interest income increased by $7.8 million or 127%, to $13.9 million for the year ended December 31, 2003 compared to $6.1 million for the year ended December 31, 2002. The growth in non-interest income in 2003 includes the recognition of net investment securities gains of $1.8 million during 2003. During the second quarter 2003, we recognized a gain of $2.4 million on the sale of a single $10.0 million corporate bond from our available-for-sale investment security portfolio. Net investment securities gains included charges of $553,000 related to an other than temporary impairment write-down on our interest-only collateralized mortgage obligations (“CMO”) due to accelerated mortgage prepayments. The remaining carrying value of our interest-only CMO portfolio at December 31, 2003 was zero. The fair market value adjustment on a $25.0 million 10-year for 3-month LIBOR interest rate swap resulted in trading losses of $238,000 for the year ended December 31, 2003, compared to $943,000 in the prior year period. Banking service charge income increased by $445,000 over the prior year.

Wealth management income totaled $6.6 million for 2003, an increase of $3.8 million, or 130%, from 2002 levels of $2.9 million. The year-over-year increase in wealth management income was primarily due to the inclusion of $3.1 million asset management revenue from Lodestar, acquired on December 30, 2002. Our trust business contributed $3.5 million of revenue during the year compared to $2.9 million during the prior year. Including Lodestar, Wealth management assets under management increased 21% to $1.5 billion at year-end 2003, compared to $1.2 billion at December 31, 2002. Lodestar’s assets under management at December 31, 2003 were $572.9 million. Trust assets for The PrivateBank (Chicago), not including Lodestar, were $922.0 million at December 31, 2003.

During 2003 and 2002, we recognized income of $525,000 and $601,000, respectively related to the increased cash surrender value of a bank owned life insurance (BOLI) policy that was entered into in the fourth quarter of 2001. Income recognized on this product decreased in 2003 as compared to 2002 due to the overall declines in market interest rates during 2003 which negatively impacted our return on investment for the BOLI product. This policy covers certain higher-level employees who are deemed to be significant contributors to us. All employees included in this policy are aware and have consented to the coverage. The cash surrender value of BOLI at December 31, 2003 was $11.3 million and is included in other assets on the balance sheet.

The following table presents the breakdown of banking, wealth management services and other income for the periods presented:

	For the year ended December 31,
	2003	2002	2001
	(in thousands)
Wealth management fee revenue	$6,630	$2,878	$2,671
Residential real estate secondary market fees	3,474	2,248	319
Banking and other services	1,798	1,354	910
Bank owned life insurance	525	601	128

Total banking, wealth management services & other income	$12,427	$7,081	$4,028

Non-interest income increased slightly, by $26,000 or 0.42%, to $6.1 million for the year ended December 31, 2002. The relatively flat growth in non-interest income in 2002 is attributable primarily to the recognition of net investment securities gains of $11,000 during 2002 which included a charge of $1.0 million related to an other than temporary impairment write-down on our interest-only CMO due to accelerated mortgage prepayments experienced during the second half of the year. The remaining carrying value of our interest-only CMO’s at December 31, 2002 was $1.1 million. The fair market value adjustment on a $25.0 million 10-year for 3-month LIBOR interest rate swap resulted in trading losses of $943,000 for the year ended December 31, 2002. Banking service charge income increased by $444,000 over the prior year. Trust fee revenue increased 8% to $2.9 million in 2002 compared to $2.7 million in 2001. Wealth management assets under management increased 66% to $1.2 billion at year-end 2002, compared to $722.7 million at December 31, 2001, primarily due to the acquisition of a controlling interest in the assets of Lodestar. Lodestar’s assets under management at December 31, 2002 were $482.0 million. Trust assets for The PrivateBank (Chicago), not including Lodestar, were $757.9 million at December 31, 2002.

Non-interest Expense

	Year Ended December 31,
	2003	2002	2001
	(in thousands)
Salaries and employee benefits	$20,856	$13,979	$9,111
Occupancy	5,564	4,891	4,158
Professional fees	4,672	3,689	2,939
Marketing	2,527	1,648	1,208
Data processing	1,528	1,509	1,295
Goodwill amortization	—	—	824
Amortization of intangibles	169	—	—
Insurance	700	455	354
Other expense	4,128	2,436	2,763

Total non-interest expense	$40,144	$28,607	$22,652

Non-interest expense increased $11.5 million or 40% to $40.1 million for the year ended December 31, 2003 compared to $28.6 million for 2002. The growth in non-interest expense during 2003 represents the continued focus on expansion at the Company. Increases in expenses for salaries and benefits, marketing and insurance reflect the impact of growing our personnel and the improvement and expansion of current locations as well as the addition of Lodestar. Marketing expenses of $350,000 related to a multi-media branding campaign were recognized during 2003. Other expenses increased by 70% from prior year, principally due to a one-time early prepayment termination penalty of $400,000 on FHLB advances that were repaid during the third quarter of 2003 and a $400,000 fraud loss incurred during the second quarter of 2003 relating to a check fraud scheme involving a new deposit account.

Non-interest expense increased $6.0 million or 26% to $28.6 million for the year ended December 31, 2002 compared to $22.7 million for 2001. The growth in non-interest expense during 2002 represents the continued focus on expansion at the Company. Increases in expenses for salaries and benefits, occupancy, professional services, data processing and insurance reflect the impact of growing our personnel, expanding to new locations and broadening the types of products we offered in 2002.

The following table shows our operating efficiency over the last three years:

	December 31,
	2003	2002	2001
Non-interest expense to average assets	2.32%	2.17%	2.37%
Net overhead ratio(1)	1.51	1.70	1.73
Efficiency ratio(2)	54.09	57.63	63.17

(1)	Non-interest expense less non-interest income divided by average total assets.

(2)	Non-interest expense divided by the sum of net interest income, on a tax equivalent basis, plus non-interest income. Please refer to the footnotes on page 26 or 30 for a reconciliation of net interest income to net interest income on a tax-equivalent basis.

Our efficiency ratio (on a tax-equivalent basis), which measures the percentage of net revenue that is expended as non-interest expense, for the year ended December 31, 2003 improved to 54% as compared to an efficiency ratio of 58% for the year ended December 31, 2002.

The improvement in our efficiency ratio during 2003 as compared to prior years reflects the impact of faster growth in net interest income, coupled with slower growth in non-interest expense. On a tax-equivalent basis, this ratio indicates that during 2003, we spent 54 cents to generate each dollar of revenue, compared to 58 cents in the prior year. For 2004, we expect to continue to report similar levels in our efficiency ratios as reported for the fourth quarter of 2003 of approximately 50%; acquisitions or branch expansion would negatively impact our efficiency ratio.

Our efficiency ratio for the year ended December 31, 2002 improved to 58% as compared to an efficiency ratio of 63% for the year ended December 31, 2001.

Salary and employee benefit expense increased 49% to $20.9 million for the year ended December 31, 2003 from $14.0 million for the year ended December 31, 2002. During 2003, we added 29 full time equivalent employees to our organization, an increase of 15% to approximately 219 full-time equivalent employees from 190 at December 31, 2002 (including the addition of six Lodestar employees in the fourth quarter of 2002). This includes the addition of five Managing Directors and Associate Managing Directors.

Salary and employee benefit expense increased 53% to $14.0 million for the year ended December 31, 2002 from $9.1 million for the year ended December 31, 2001. During 2002, we added 29 full time equivalent employees to our organization, an increase of 18% to 190 full-time equivalent employees from 160.5 at December 31, 2001. This includes the addition of 14 Managing Directors and Associate Managing Directors.

Professional fees, which include fees paid for legal, accounting, consulting services and investment management fees, increased 27% to $4.7 million for the year ended December 31, 2003 from $3.7 million for 2002. The increase between years is primarily due to higher legal, accounting and information-system consultation fees as well as fees paid to an outside third party for consulting services provided to manage our investment portfolio from February to May of 2003. In addition, the increase in wealth management-related business has resulted in increased investment management fees paid to third parties during the years ended December 31, 2003 and 2002.

Professional fees increased 26% to $3.7 million for the year ended December 31, 2002 from $2.9 million for 2001. The increase is primarily due to higher legal, accounting and information-system consultation fees as well as fees paid for consulting services related to the remodeling of four floors at the downtown Chicago location. During the fourth quarter of 2002, we also commenced the implementation of a new telephone system. An increase of wealth management-related business in 2002 also increased investment management fees relative to 2001.

During 2003, expenditures for information technology totaled $1.7 million, down from $1.9 million at December 31, 2002; representing investments in software and hardware to upgrade the overall information technology infrastructure. Initiatives for 2003 included; the implementation of a new enterprise wide telephony solution, upgrades to the Bank’s main data processing software, continued investments in the Bank business continuity program, and deploying a new contact management software solution. In 2004, our information technology committee will continue to identify and implement solutions that maintain the stable and secure infrastructure. In addition, resources will be directed towards deploying an upgraded document management strategy, delivering efficient access to documents and critical data.

During 2002, expenditures for information technology totaled $1.9 million, up from $1.1 million at December 31, 2001. The information technology committee, established in 2001, monitored and provided oversight for our information technology strategic plan. In 2002, additional information technology staff were hired, which provided greater technical support to the organization and ensured that the new technological infrastructure is fully leveraged.

The other expense category of non-interest expense consists primarily of postage, telephone, delivery, office supplies, training and other miscellaneous expenses. Included in 2003 other expenses is a one-time early prepayment termination penalty of $400,000 on FHLB advances that were repaid during the third quarter of 2003 and the previously disclosed $400,000 fraud loss. During 2002 these expenses decreased relative to 2001 by 12%.

During 2003, we amortized approximately $169,000 in intangible assets related to our acquisition of a controlling interest in Lodestar.

Minority Interest Expense

On December 30, 2002, The PrivateBank (Chicago) acquired an 80% controlling interest in Lodestar Investment Counsel LLC (“Lodestar”). The Company records its 20% noncontrolling interest in Lodestar related to Lodestar’s results of operations, in minority interest expense on the consolidated statement of income. For the year ended December 31, 2003, we recorded $193,000 of minority interest expense.

Off-Balance Sheet Arrangements and other Contractual Obligations and Commitments

We do not have material off-balance sheet arrangements. We have various financial obligations, including contractual obligations and commitments that may require future cash payments. The following table presents, as of December 31, 2003, significant fixed and determinable contractual obligations to third parties which are expected to become due and payable during the period specified.

Contractual Obligations (1)		Payments due in (in 000’s):
	Note Reference(3)	Total	< 1 year	1-3 years	3-5 years	> 5 years
		(in thousands)
Deposits with no stated maturity		$782,427	$782,427	$—	$—	$—
Time deposits	10	315,887	266,035	30,807	19,045	—
Brokered deposits (2)	10	449,045	316,065	100,992	21,988	10,000
FHLB advances	10	156,225	23,000	133,225	—	—
Long-term debt-trust preferred securities	11	20,000	—	—	—	20,000
Fed funds purchased & demand repurchase agreements		63,338	63,338	—	—	—
Operating leases	7	5,719	1,592	3,304	823	—
Purchase obligations		6,373	5,166	1,208	—	—

Total		$1,799,014	$1,457,623	$269,536	$41,856	$30,000

(1)	Excludes obligations to pay interest on deposits and borrowings

(2)	Includes $1.1 million of unamortized broker commissions

(3)	See consolidated financial statements commencing on page F-8

Our operating lease obligations represent short and long-term lease and rental payments for facilities, certain software and data processing and other equipment. Purchase obligations represent obligations under agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The purchase obligation amounts presented above primarily relate to certain contractual payments for services provided for information technology, capital expenditures, and the outsourcing of certain operational activities.

Commitments to extend credit, including loan commitments, standby letters of credit, and commercial letters of credit do not necessarily represent future cash requirements, because these commitments may expire without being drawn upon. Information on commitments and letters of credit can be found on page F-27.

Our commitments to fund civic and community investments, which represent future cash outlays for the construction and development of properties for low-income housing, small business real estate, and historic tax credit projects that qualify for CRA purposes, are not included in the contractual obligations table above. The timing and amounts of these commitments are projected based upon the financing arrangements provided in each project’s partnership or operating agreement, and could change due to variances in the construction schedule, project revisions, or the cancellation of the project. In 2004, we have committed to a $3.0 million investment in the Community Reinvestment Fund and $2.0 million in the Chicago Equity Fund; while there is not a contractual schedule of capital calls, we expect to complete the $5.0 million investment over the next two to five years. In 2005, we are committed to $29,166 in grants to two CRA-qualifying community organizations. In 2006 and 2007, we are committed to cash outlays of $12,500 per year to a CRA-qualifying local community organization. CRA-related commitments are not included in the above table.

Income Taxes

The following table shows our income before income taxes, applicable income taxes and effective tax rate for the years ended December 31, 2003, 2002, and 2001 respectively.

	Year Ended December 31,
	2003	2002	2001
	(dollars in thousands)
Income before taxes	$26,378	$14,280	$8,251
Income tax provision	7,309	3,273	2,051
Effective tax rate	27.7%	22.9%	24.9%

The effective income tax rate varies from statutory rates principally due to certain interest income that is tax-exempt for federal or state purposes, and certain expenses that are disallowed for tax purposes. The increase in the effective tax rate for 2003 as compared to 2002 reflects the growth in pre-tax income of 85% that has outpaced the growth on our federally tax-exempt municipal securities income. The average balance of municipal securities was $148.2 million, $119.4 million, and $71.3 million for the years ended December 31, 2003, 2002 and 2001, respectively. In addition, the higher effective tax rate for the year ended December 31, 2003 as compared to the prior year period is also attributable to the increased profitability of The PrivateBank (St. Louis) for 2003 relative to 2002 and has resulted in increased Missouri state tax requirements. The decrease in the effective tax rate for 2002 as compared to 2001 reflects the impact of growth in tax-exempt municipal securities. Decreases in the effective tax rate for the year ended December 31, 2002 as compared to 2001 reflect a higher amount of interest income that was tax exempt in 2002 relative to 2001.

Operating Segments Results

As described in Note 2 to the consolidated financial statements, our operations consist of four primary business segments: The PrivateBank (Chicago), The PrivateBank (St. Louis), Wealth Management and the Holding Company.

The profitability of The PrivateBank (Chicago) is primarily dependent on the net interest income, provision for loan losses, non-interest income and non-interest expense. Net income for The PrivateBank (Chicago) for the year ended December 31, 2003 increased 52% to $20.5 million from $13.5 million for the year ended December 31, 2002. Net income for the year ended December 31, 2002 increased to $13.5 million from $9.2 million for the year ended December 31, 2001.

For 2003, the net income growth for The PrivateBank (Chicago) resulted from improvements in net interest income, which were driven by increases in loans and investments. The improvement in net interest income for 2003 more than offset increases in operating expenses associated with continued growth of The PrivateBank (Chicago). Net interest income for The PrivateBank (Chicago) for the year ended December 31, 2003 increased to $49.1 million from $39.0 million, or 26% primarily due to growth in earning assets, which resulted in improvements in net interest margin for 2003 as compared to 2002. During 2003, The PrivateBank (Chicago)’s investment in FHLB stock had a positive impact on total earning assets. Additionally, reduced interest rates on liabilities more than offset the impact of declining rates of interest on interest earning assets. Net interest income increased by 40% for the year ended December 31, 2002 as compared to the same period in 2001. Total loans increased by 24% to $1.1 billion during 2003 as compared to 2002, or $210.5 million. The majority of the loan growth for 2003 occurred in the commercial real estate and construction loan categories. Loans increased by 22% in 2002 as compared to 2001. Total deposits increased by 29% to $1.4 billion at December 31, 2003 from $1.1 billion at December 31, 2002. Growth in money market deposits, non-interest bearing deposits, public funds as well as increased utilization of brokered deposits accounted for the majority of the deposit growth. For the year ended December 31, 2002, deposits increased by 38% to $1.1 billion from $800.6 million in 2001.

Net interest income for The PrivateBank (Chicago) for the year ended December 31, 2002 increased to $39.0 million from $27.8 million at December 31, 2001, or 40% primarily due to growth in earning assets, which resulted in improvements in net interest margin for 2002 as compared to 2001. During 2002, The PrivateBank (Chicago)’s investment in FHLB stock had a positive impact on total earning assets. Additionally, reduced interest rates on liabilities more than offset the impact of declining rates of interest on interest earning assets. Total loans increased by 22% to $863.0 million during 2002 as compared to 2001, or $154.7 million. The majority of the loan growth for 2002 occurred in the commercial real estate and construction loan categories. Loans increased by 23.2% in 2001 as compared to 2000. Total deposits increased by 37.5% to $1.1 billion at December 31, 2002 from $800.6 million at December 31, 2001. Growth in money market deposits as well as increased utilization of brokered deposits accounted for the majority of the deposit growth.

Net income for The PrivateBank (St. Louis) for the year ended December 31, 2003 increased to $1.8 million from $800,000 for the year ended December 31, 2002. For 2003, the net income growth for The PrivateBank (St. Louis) resulted from increases in net interest income and non-interest income which more than offset increases in operating expenses. Increased fee income from the sale of residential real estate loans had a significant contribution to The PrivateBank (St. Louis) net income for 2003 and 2002. Income on residential real estate loans increased to $3.5 million for the year ended December 31, 2003 compared to $2.2 million in the prior year period. Net income for the year ended December 31, 2002 increased to $800,000 compared to a net loss of $500,000 for the period ended December 31, 2001. Net interest income for The PrivateBank (St. Louis) for the year ended December 31, 2003 increased to $5.4 million from $4.0 million, or 35% primarily due to growth in earning assets and improving net interest margins for 2003 as compared to 2002. Reduced interest rates on liabilities offset the impact of declining rates of interest on interest earning assets. Net interest income increased to $4.0 million for the year ended December 31, 2002 from $1.8 million in 2001. Total loans increased by 45% to $151.5 million during 2003 as compared to 2002, or $46.8 million, due primarily to growth in commercial real estate loans. Loans increased by $31.2 million during 2002 as compared to loans at December 31, 2001. Total deposits increased by $42.3 million to $147.4 million at December 31, 2003 from $105.1 million at December 31, 2002. A large portion of the deposit growth resulted from increases in non-interest bearing deposits, jumbo certificates of deposit and money market deposits. For the year ended December 31, 2002, deposits increased by $54.9 million to $105.1 million from $50.2 million in 2001.

Wealth Management includes investment management, personal trust and estate services, custodial services, retirement accounts and brokerage and investment services. Wealth Management assets under management increased by $255.1 million to $1.5 billion at December 31, 2003 as compared to $1.2 billion at December 31, 2002. Lodestar’s assets under management at December 31, 2003 were $572.9 million, compared to $482.0 million in the year earlier period. At December 31 2003, Lodestar assets under management include $53.6 million of assets managed by the Wealth Management department for clients who have selected Lodestar as investment adviser. Excluding Lodestar, Wealth management assets under management for the Wealth Management segment were $922.0 million at December 31, 2003, compared to $757.8 million at December 31, 2002. Wealth Management fee revenue increased to $6.6 million in 2003 compared to $2.9 million in 2002 and $2.7 million in 2001. The year-over year increase in wealth management revenue was primarily due to the inclusion of $3.1 million of asset management revenue from Lodestar, acquired on December 30, 2002. Net income for our Wealth Management segment increased to $620,000 for the year ended December 31, 2003 from $400,000 for the same period in 2002 and up from $500,000 for 2001. In 2003, continued new business and increases in existing account balances due to improvements in the equity markets throughout the year contributed to higher net income. During 2002, new accounts opened slightly offset asset declines in existing accounts resulting from market value declines. The Wealth Management segment increased its number of managing directors in 2002 in preparation for growth in the segment. Lodestar operations did not affect the Company’s income statement for 2002 since the acquisition occurred on December 30, 2002.

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

The Holding Company segment reported a net loss of $3.8 million for the year ended December 31, 2003 compared to the net loss of $3.7 million for the same period in 2002. For the year ended 2001, the Holding Company segment reported a net loss of $2.5 million. During 2003, the Holding Company segment raised $57.2 million in capital and repaid $35.0 million in borrowings. At December 31, 2003, the Holding Company segment had no borrowings outstanding except for $20.0 million of trust-preferred securities. The remaining cash proceeds are on deposit at its subsidiary banks. The reduced level of borrowings has reduced the interest expense recognized at the Holding Company segment. The increase in the amount of the net losses reported for 2002 as compared to prior years reflect the amount of borrowings recorded at the Holding Company segment. Total debt outstanding at the Holding Company segment was $30.0 million at December 31, 2002, in addition to $20.0 million of trust-preferred securities.

FINANCIAL CONDITION

Total Assets

Total assets were $2.0 billion at December 31, 2003 an increase of $440.6 million, or 29%, from $1.5 billion at December 31, 2002. The balance sheet growth during 2003 was accomplished mainly through loan growth throughout the company and growth in the investment securities portfolio. The growth in assets experienced during 2003 was funded primarily through growth in deposits, including brokered deposits and increases in FHLB advances.

Loans

Total loans increased to $1.2 billion at December 31, 2003, an increase of $259.1 million or 27%, from $965.6 million at December 31, 2002. The primary source of loan growth for 2003 was increased volume in the commercial real estate and construction loan categories. The historically low market interest rates have also caused higher demand for home equity loans. The PrivateBank (St. Louis) had loans outstanding of $151.5 million as of December 31, 2003, growth of $46.8 million since December 31, 2002. The remaining loan growth of $210.5 million (excluding intercompany eliminations) experienced by us since December 31, 2002 was generated by The PrivateBank (Chicago). All of The PrivateBank (Chicago) offices posted strong gains in loan volume during 2003.

The following table sets forth the loan portfolio by category as of December 31 for the previous five fiscal years:

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(in thousands)
Commercial real estate	$639,296	$452,703	$310,869	$206,464	$146,368
Commercial	181,062	165,993	163,279	137,343	67,026
Residential real estate	69,541	72,289	89,889	85,347	72,927
Personal	77,025	70,676	64,411	62,414	57,497
Home equity	94,855	80,776	59,795	46,013	24,396
Construction	162,878	123,204	92,528	61,143	29,018

Total loans	$1,224,657	$965,641	$780,771	$598,724	$397,277

The following table classifies the loan portfolio, by category, at December 31, 2003, by date at which the loans mature:

	One year or less	From one to five years	After five years	Total	More than one year
					Fixed	Variable (1)
	(in thousands)
Commercial real estate	$373,014	$264,638	$1,644	$639,296	$122,360	$143,922
Commercial	136,713	41,194	3,155	181,062	15,993	28,356
Residential real estate	32,343	12,893	24,305	69,541	12,379	24,819
Personal	64,504	9,240	3,281	77,025	2,863	9,658
Home equity	94,855	—	—	94,855	—	—
Construction	131,343	31,535	—	162,878	—	31,535

Total loans	$832,772	$359,500	$32,385	$1,224,657	$153,595	$238,290

(1)	Includes adjustable rate mortgage products.

Allowance for Loan Losses

We believe our loan loss experience to date reflects the high credit quality of our loan portfolio. The following table shows changes in the allowance for loan losses resulting from additions to the allowance and loan charge-offs for each of the periods shown.

	December 31,
	2003	2002	2001	2000	1999
	(in thousands)
Balance at beginning of period	$11,585	$8,306	$6,108	$4,510	$3,410
Johnson Bank acquisition—loan loss reserve	—	—	—	864	—
Loans charged-off:
Commercial real estate	—	—	—	—	—
Commercial	(963)	(658)	(939)	(723)	—
Residential real estate	—	—	—	—	—
Personal	(255)	(92)	(113)	(249)	(108)
Home equity	—	—	—	—	—
Construction	—	—	—	—	—
Total loans charged-off	(1,218)	(750)	(1,052)	(972)	(108)

Loans Recovered:
Commercial	230	117	43	8	—
Personal	130	49	28	8	—

Total loans recovered	360	166	71	16	—

Provision for loan losses	4,373	3,862	3,179	1,690	1,208

Balance at end of period	$15,100	$11,585	$8,306	$6,108	$4,510

Average total loans	$1,062,235	$858,783	$669,114	$541,436	$332,502

Net charge-offs to average total loans	0.08%	0.07%	0.15%	0.18%	.03%

The following table shows our allocation of the allowance for loan losses by specific category at the dates shown. We considered various qualitative and quantitative factors about the loan portfolio that we deemed relevant in determining the level of the allowance for loan losses.

	December 31,
	2003		2002		2001		2000		1999
	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
Commercial real estate	$7,022	52%	$3,483	47%	$2,407	40%	$1,575	35%	$1,154	37%
Commercial	2,922	15	1,962	17	1,923	21	1,727	23	930	17
Residential real estate	342	6	344	8	500	11	429	14	423	18
Personal	1,324	6	583	7	676	8	658	10	568	15
Home equity	281	8	569	8	475	8	412	8	237	6
Construction	2,835	13	1,540	13	1,225	12	810	10	369	7
Unallocated	374	—	3,104	—	1,100	—	497	—	829	—

Total	$15,100	100%	$11,585	100%	$8,306	100%	$6,108	100%	$4,510	100%

Loan quality is continually monitored by management and reviewed by the loan committees of the board of directors of the banks on a monthly basis. The amount of additions to the allowance for loan losses, which is charged to earnings through the provision for loan losses, is determined based on a variety of factors, including assessment of the credit risk of the portfolio, delinquent loans, evaluation of current economic conditions in the market area, actual charge-offs during the year and historical loss experience. The unallocated portion of the reserve involves the exercise of judgment by management and reflects various considerations, including management’s view that the reserve should have a margin that recognizes the imprecision inherent in the process of estimating credit losses.

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

Under our methodology, the allowance for loan losses is comprised of the following components:

Specific Component of the Reserve

The specific component of the reserve is determined on a loan-by-loan basis as part of a regular review of our loan portfolio. We utilize a loan rating system to assist in developing an internal problem loan identification system (“Watch List”) as a means for identifying and reporting non-performing and potential problem loans. These loans are allocated specifically identified reserves based on the loan ratings assigned to individual loans. The specific reserve is based on a loan’s current book value compared to the present value of its projected future cash flows, collateral value or market value, as is relevant for the particular loan.

The portion of the provision related to the specific component of the reserve was $2.1 million during 2003 due to an increased amount of identified credit relationships that have been adversely impacted by the slow down of the economy and have been allocated specifically identified reserves based on the loan ratings assigned to individual loans and other extensions of credit.

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

The portion of the provision related to the allocated inherent component of the reserve was $5.0 million during 2003. The increase in the allocated portion of the reserve reflects a significant migration of loans to slightly higher risk ratings as well as the increase in volume in our commercial real estate loan portfolio and construction loan portfolio. Loss factors for the construction and commercial real estate loan portfolios were also increased to reflect management’s evaluation of the current economic conditions and its impact on these sectors of the portfolio. Management has identified a weakening of credit quality of certain borrowers as reflected by risk rating downgrades in 2003. Management has noticed lower sales, decreased profitability and lower cash flows within its client base. These trends led to the increased loss factors noted above. The increase in this component of the reserve was partially offset by a decline in the impact of residential real estate and home equity loans, resulting from a decrease in their respective loss factors. Loss factors applied to residential real estate and home equity loans were decreased or unchanged based on management’s assessment of our historical loss experience coupled with the quality of the underlying collateral securing the residential real estate and home equity loan portfolios.

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

The portion of the provision related to the unallocated inherent component of the reserve was $2.7 million in 2003. The decrease reflects our view that the inherent losses related to certain factors, such as general economic and business conditions and the possible imprecision due to changes in the portfolio mix, which we considered in our evaluation of the unallocated allowance at December 31, 2002 are now recognized at December 31, 2003 in the allocated allowance through increased specific reserves or in the higher loss factors utilized in determining the risk allocated allowance. The trend of increasing specific credit risk in our loan portfolio indicates that larger allocated reserves are appropriate as evident by the fact that our net charge-off’s of $858,000 for 2003 included $602,000 of losses attributable to two commercial borrowers. The growth and complexity of the loan portfolio exposes us to larger individual charge-offs.

Management’s application of the methodology for determining the allowance for loan losses resulted in a reserve for credit losses of $15.1 million at December 31, 2003 compared with $11.6 million at December 31, 2002. The allowance for loan losses as a percentage of total loans was 1.23% as of December 31, 2003, compared to 1.20% as of December 31, 2002. Net charge-offs for the years ended December 31, 2003 and 2002 were $858,000 and $583,000, respectively. Net charge-offs to average total loans were 0.08% for 2003 compared to 0.07% for 2002.

Non-performing Loans

The following table classifies our non-performing loans as of the dates shown:

	December 31,
	2003	2002	2001	2000	1999
	(dollars in thousands)
Nonaccrual loans	$36	$749	$664	$24	$600
Loans past due 90 days or more	1,088	650	2,504	1,421	223

Total non-performing loans	1,124	1,399	3,168	1,445	823

Total non-performing assets	$1,124	$1,399	$3,168	$1,445	$823

Non-accrual loans to total loans	0.00%	0.08%	0.09%	0.00%	0.15%
Total non-performing loans to total loans	0.09%	0.14%	0.41%	0.24%	0.21%
Total non-performing assets to total assets	0.06%	0.09%	0.27%	0.17%	0.16%

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

Potential Problem Loans. In addition to those loans reflected in the table above, we have identified some loans through our problem loan identification process which exhibit a higher than normal credit risk. Loans in this category include loans with characteristics such as past maturity more than 90 days, those that have recent adverse operating cash flow or balance sheet trends, or loans that have general risk characteristics that management believes might jeopardize the future timely collection of principal and interest payments. The balance in this category at any reporting period can fluctuate widely based on the timing of cash collections, renegotiations and renewals. The principal amount of loans in this category as of December 31, 2003 was $1.1 million. At December 31, 2003, there were no significant loans which were classified by any bank regulatory agency that are not included above as nonaccrual, past due or restructured.

Nonaccrual loans were $36,500 as of December 31, 2003 compared to $749,000 at December 31, 2002. Nonperforming loans include nonaccrual loans and accruing loans that are 90 days or more delinquent. Nonperforming loans were $1.1 million as of December 31, 2003, compared to $1.4 million at December 31, 2002. Nonperforming loans were 0.09%, and 0.14% of total loans at December 31, 2003 and December 31, 2002, respectively. Nonperforming assets were 0.06% and 0.09% of total assets as of December 31, 2003 and December 31, 2002 respectively.

Loan Concentrations. Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. At December 31, 2003, our commercial real estate loans totaled approximately $639.3 million or 52% of our total loan portfolio. Commercial real estate typically involves higher loan principal amounts, and the repayment of these loans generally is dependant, in large part, on the successful operation of the property securing the loan or the business conducted on the property securing the loan. These loans may be more adversely affected by general conditions in the real estate markets or in the economy. Other than loans made to borrowers residing in the Chicago and St. Louis metropolitan areas and our involvement in lending secured by real estate, we had no concentrations of loans exceeding 10% of total loans at December 31, 2003 or December 31, 2002.

Investment Securities

Investments are comprised of federal funds sold, debt securities and equity investments. Federal funds sold are overnight investments in which, except for cash reserves, all remaining funds are invested. Our debt securities portfolio is primarily comprised of U.S. government agency obligations, municipal bonds, mortgage-backed pools and collateralized mortgage obligations. Our equity investments consist of equity investments in FHLB of Chicago stock.

All securities are classified as available-for-sale and may be sold as part of our asset/liability management strategy in response to changes in interest rates, liquidity needs or significant prepayment risk. Securities available-for-sale are carried at fair value, with related unrealized net gains or losses, net of deferred income taxes, recorded as an adjustment to equity capital. At December 31, 2003, reported stockholders’ equity reflected unrealized securities gains net of tax of $9.9 million. This represented an improvement of $1.1 million from unrealized securities gains net of tax of $8.8 million at December 31, 2002.

Net unrealized gains increased to $15.0 million at December 31, 2003 compared to net unrealized gains of $13.4 million at December 31, 2002. The increase in net unrealized gains occurred despite a small rise in interest rates during the period. This is attributable to a number of factors including the realization of some losses on securities during the year, which increased the net unrealized gain position, and to the timing of the purchase of several securities.

Securities available-for-sale increased to $669.3 million at December 31, 2003, up 37% from $487.0 million as of December 31, 2002. The growth in the investment security portfolio since December 31, 2002 resulted from the continued implementation of our asset/liability management strategy. We held no U.S. government agency obligations in 2003 or 2002. U.S. government agency mortgage backed securities and collateralized mortgage obligations increased by $84.3 million to $242.7 million from December 31, 2002 to December 31, 2003. Corporate collateralized mortgage obligations decreased by $13.8 million to $4.9 million. Tax-exempt municipal securities increased to $203.4 million at December 31, 2003 as compared to the year-end 2002 amount of $134.8 million, an increase of $68.6 million, providing net interest margin protection in a falling interest-rate environment because they are long duration assets and will not reprice as quickly as assets with shorter duration, thereby protecting yields in a falling rate environment. Investments in FHLB stock increased by $54.0 million as a result of purchases made to take advantage of the favorable dividend yield in addition to the liquid nature of the investment. The FHLB has communicated to the Bank that generally the stock will be redeemed immediately upon request of over a relatively short period of time; however, the FHLB of Chicago has the right to require six months advance notice of the stock sale before the liquidation at par actually occurs.

The following table presents the components of our available-for-sale investment securities portfolio for the years presented:

	December 31,
	2003	2002	2001
	(in thousands)
Available-for-Sale
U.S. government agency obligations	$—	$—	$—
U.S. government agency mortgage backed securities and collateralized mortgage obligations	242,727	158,394	101,376
Corporate collateralized mortgage obligations	4,909	18,675	23,462
Tax exempt municipal securities	203,395	134,836	106,925
Taxable municipal securities	3,857	4,697	6,051
Federal Home Loan Bank stock	209,633	155,606	92,964
Other	4,741	14,812	2,155

Total	$669,262	$487,020	$332,933

The following tables show the effective maturities of investment securities (based upon the amortized cost), by category, as of December 31, 2003, and the weighted average yield (computed on a tax equivalent basis) for each range of maturities of securities, by category, as of December 31, 2003. For the mortgage backed securities and collateralized mortgage obligations categories, the effective maturity and weighted average yield are based upon mortgage prepayment estimates. Actual mortgage prepayments may vary due to changes in interest rates, economic conditions and other factors.

	Within one year	From one to five years	From five to ten years	After ten years	Securities with no stated maturity	Total
	(in thousands)
U.S. government agency obligations	$—	$—	$—	$—	$—	$—
U.S. government agency mortgage backed securities and collateralized mortgage obligation	67,851	87,426	70,778	13,037	—	239,092
Corporate collateralized mortgage obligations	4,660	244	6	—	—	4,910
Tax exempt municipal securities (1)	385	1,077	12,091	178,864		192,417
Taxable municipal securities	—	—	—	3,885	—	3,855
Federal Home Loan Bank stock (2)	—	—	—	—	209,633	209,633
Other	—	—	—	4,005	358	4,363

Total	$72,896	$88,747	$82,875	$199,761	$209,991	$654,270

	Within one year	From one to five years	From five to ten years	After ten years	Securities with no stated maturity	Total
	(in thousands)
U.S. government agency obligations	—	—	—	—	—	—
U.S. government agency mortgage backed securities and collateralized mortgage obligations	5.24%	4.58%	2.74%	3.77%	—	4.18%
Corporate collateralized mortgage obligations	5.93	4.35	—	—	—	5.84
Tax exempt municipal securities(1)	5.22	4.19	6.82	7.30	—	7.25
Taxable municipal securities	—	—	—	1.56	—	1.56
Federal Home Loan Bank stock(2)	—	—	—	—	7.00%	7.00
Other		—		9.34	—	8.57

Total	5.29%	4.58%	3.33%	7.00%	7.00%	6.00%

(1)	The weighted average yield reflects a tax-equivalent adjustment based on a marginal federal corporate tax rate of 34%.

(2)	We are required to maintain a ratio of 20:1 of FHLB borrowings to FHLB stock. As of December 31, 2003, we had $156.2 million dollars in advances from the FHLB ($138.2 million from the FHLB of Chicago and $18.0 million from the FHLB of Des Moines, IA). The remaining $194.9 million of FHLB stock can be redeemed at any time. However, the FHLB may delay the sale of the stock for up to six months if certain conditions are met. The fourth quarter 2003 FHLB dividend was 6.5%; however the dividend was not declared until January 2004 and paid in February 2004. The table above reflects the yield of the third quarter 2003 dividend which was declared and paid in the fourth quarter 2004.

Deposits and Funds Borrowed

Total deposits of $1.5 billion as of December 31, 2003 represented an increase of $342.1 million, or 28%, from $1.2 billion as of December 31, 2002. Overall, each deposit category as a percentage of total deposits remained relatively constant in 2003 as compared to 2002, with the exception of continued growth in brokered deposits. During 2003, we continued to utilize brokered deposits as an alternative source of liquidity as compared to traditional core deposits. We expect to continue to rely on brokered deposits in 2004 as a source of liquidity. Non-interest-bearing deposits were $135.1 million as of December 31, 2003, a $46.1 million increase over the $89.0 million reported as of December 31, 2002. Interest-bearing demand deposits increased $20.2 million to $85.1 million at December 31, 2003 compared to $64.9 million at December 31, 2002. Savings and money market deposit accounts increased by $73.3 million to $562.2 million at December 31, 2003 as compared to $488.9 million at December 31, 2002. Other time deposits increased by approximately $34.4 million to $317.0 million as compared to $282.6 million at year-end 2002. Brokered deposits increased to $447.9 million at December 31, 2003 from $279.8 million at December 31, 2002.

The following table presents the balances of deposits by category and each category as a percentage of total deposits at December 31, 2003 and 2002.

	December 31,
	2003		2002		2001
	Balance	Percent of Total	Balance	Percent of Total	Balance	Percent of Total
	(dollars in thousands)
Demand	$135,110	9%	$88,986	7%	$73,146	9%
Savings	9,795	1	6,344	1	12,158	1
Interest-bearing demand	85,083	5	64,893	5	52,061	6
Money market	552,439	36	482,597	40	350,829	41
Brokered deposits	447,948	29	279,806	23	138,911	17
Other time deposits	316,984	20	282,645	24	223,390	26

Total deposits	$1,547,359	100%	$1,205,271	100%	$850,495	100%

The aggregate amounts of time deposits, in denominations of $100,000 or more, by maturity, are shown below as of the dates indicated:

	December 31,
	2003	2002
	(in thousands)
Three months or less	$277,701	$162,619
Over three through six months	97,904	57,568
Over six through twelve months	176,671	132,036
Over twelve months	173,047	146,646

Total	$725,323	$498,869

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

The scheduled maturities of time deposits (including brokered deposits) as of December 31, 2003, for the years 2004 through 2008 and thereafter, are as follows:

For year ending December 31,
2004	$582,100
2005	89,958
2006	41,841
2007	32,159
2008 and thereafter	18,874

Total	$764,932

We continued to utilize brokered deposits as a source of funding for growth in our loan and investment portfolios in 2003. We have issued certain brokered deposits that included call option provisions, which can provide us with the opportunity to repay the certificates of deposit on a specified date prior to the contractual maturity date. We have brokered deposits with approximately seven different brokers and we receive periodic information from other brokers regarding potential deposits.

The scheduled maturities of brokered deposits, net of unamortized prepaid broker commissions, as of December 31, 2003, for the years 2004 through 2007 and thereafter, are as follows:

Scheduled Maturities of Brokered Deposits

net of unamortized prepaid brokered commissions

at December 31, 2003

2004 (1)	$316,065
2005	71,012
2006	29,980
2007 and thereafter (2)	31,988

Total	$449,045
Unamortized prepaid broker commissions	(1,097)

Total brokered deposits, net of unamortized prepaid broker commissions	447,948

(1)	Of the $316.1 million of brokered deposits maturing in 2004, $155.7 million are maturing in the first quarter of 2004.

(2)	Includes two callable brokered deposits; a $15.0 million deposit with a 3/29/2004 call date and 9/28/2007 maturity and a $10.0 million deposit with a 4/24/2004 call date and 10/24/2023 maturity.

In February 2002, we renewed the term on an $18.0 million revolving credit facility with a commercial bank originally entered into in February 2000. On April 11, 2002, the loan agreement was amended and the revolving line was increased to $25.0 million. On December 24, 2002, the loan agreement was amended to increase the revolving line to $35.0 million and to extend the maturity to December 1, 2003. On December 31, 2003, the loan agreement was amended to increase the revolving line to $40.0 million and to extend the maturity to December 1, 2004. The interest rate on any borrowings under this revolving line resets quarterly, and is based on, at our option, either the lender’s prime rate or three-month LIBOR +120 basis points with a floor of 3.50%. Historically, we have elected to pay interest based on the three-month LIBOR rate +120 basis points. On July 30, 2003, the outstanding balance on the line of credit was paid in full using proceeds from the common stock offering completed on July 30, 2003. The payoff included interest of $84,583.

In February 2000, we issued a subordinated note, in the principal amount of $5.0 million, as part of the purchase price for its acquisition of Johnson Bank Illinois. The interest on the subordinated note was reset each quarter based on the three-month LIBOR rate. The note was payable in full on or before February 11, 2007, and provided for certain rate escalation beginning after February 11, 2002. On February 11, 2002, the interest rate increased from LIBOR +50 basis points to LIBOR +200 basis points. This pricing was in effect until February 11, 2004, at which point the pricing would have increased to LIBOR +350 basis points until maturity on February 11, 2007. On August 19, 2003, the subordinated note was paid in full.

Membership in the Federal Home Loan Bank System gives us the ability to borrow funds from the Federal Home Loan Bank of Chicago and from the Federal Home Loan Bank of Des Moines for short- or long-term purposes under a variety of programs. We have periodically used services of the FHLB for funding needs and other correspondent services.

During 2003, we increased our use of Federal Home Loan Bank advances to fund loan and investment securities growth. Management anticipates that our reliance on Federal Home Loan Bank borrowings as a funding source will likely continue to increase in 2004 to the extent that rates on Federal Home Loan Bank advances continue to be more attractive than brokered deposit pricing. Federal Home Loan Bank borrowings totaled $156.2 million at December 31, 2003 compared to $77.8 million at December 31, 2002.

The following table is a detailed listing of all funds borrowed as of December 31, 2003:

Funds Borrowed:	Current Rate	Maturity	12/31/03	12/31/02
Long Term Funds Borrowed
FHLB fixed advance (1)	4.16%	09/04/07	$25,000	—
Subordinated note	3.35	02/11/07	—	5,000
FHLB fixed advance	2.87	11/14/06	25,000	—
FHLB fixed advance	2.43	07/17/06	1,000	—
FHLB fixed advance	2.12	01/17/06	2,000	—
FHLB fixed advance	2.28	01/03/06	10,000	—
FHLB fixed advance	2.31	11/07/05	2,000	—
FHLB fixed advance (2)	6.50	10/24/05	26,225	26,616
FHLB fixed advance	2.40	09/06/05	5,000	—
FHLB fixed advance	1.83	07/15/05	3,000	—
FHLB fixed advance	1.91	06/15/05	7,000	—
FHLB fixed advance	1.96	06/15/05	25,000	—
FHLB fixed advance	1.95	05/09/05	2,000	—

Total Long Term Funds Borrowed			$133,225	$31,616

Short Term Funds Borrowed
FHLB fixed advance	1.59%	12/15/04	$10,000	$—
FHLB fixed advance	1.56	12/13/04	2,000	—
FHLB fixed advance	1.74	11/08/04	3,000	—
FHLB fixed advance	1.56	11/16/04	5,000	—
FHLB fixed advance	1.57	10/25/04	2,000	—
FHLB fixed advance	1.61	01/13/04	1,000	—
FHLB fixed advance	6.21	12/05/03	—	30,000
FHLB fixed advance	4.30	02/01/02	—	—
FHLB fixed advance	1.73	11/07/03	—	6,000
FHLB fixed advance	2.21	07/17/03	—	1,000
FHLB fixed advance	2.74	07/17/03	—	1,000
FHLB fixed advance	2.46	06/16/03	—	500
FHLB fixed advance	2.70	05/08/03	—	1,000
Borrowing under revolving line of credit facility	3.50	04/11/03	—	25,000
FHLB fixed advance	2.98	03/10/03	—	1,000
FHLB fixed advance	2.38	01/13/03	—	1,000
FHLB fixed advance	5.89	11/12/02	—	—
FHLB fixed advance	5.89	12/20/02	—	—
FHLB fixed advance	5.91	06/21/02	—	—
FHLB fixed advance	5.33	07/22/02	—	—
FHLB fixed advance	4.21	05/13/02	—	—
FHLB fixed advance	5.02	03/06/02	—	—
FHLB fixed advance	5.21	01/22/02
FHLB open line advance	1.48	daily	—	9,700
Fed funds purchased	1.11	daily	50,000	98,000
Demand repurchase agreements (3)	0.90	daily	13,338	4,138

Total Short Term Funds Borrowed			86,338	178,338

Total funds borrowed			$219,563	$209,954

Total short term borrowings:
Average balance outstanding			$117,792	$102,017
Maximum amount outstanding at any month-end during the year			197,477	182,746
Balance outstanding at end of year			86,338	178,338
Weighted average interest rate during year			0.97%	3.42%
Weighted average interest rate at end of year			1.21	2.57

(1)	The Company has the right to cancel this advance after one year and semi-annually thereafter with 5 business day written notice.

(2)	This FHLB advance is subject to a fair value hedge utilizing an interest rate swap with a fair value of $2.0 million. The contractual par amount on the advance is $25.0 million.

(3)	Demand repurchase agreements are a form of retail repurchase agreements offered to certain clients of The PrivateBank (Chicago). Funds are swept each business day from the client’s demand deposit account. These amounts are not deposits and are not insured, but are secured by a pool of securities pledged specifically for this purpose.

At December 31, 2003 and 2002, we had $3.3 million in FHLB letters of credit outstanding that mature on October 23, 2004. We pay 0.125% per annum for FHLB letters of credit. The following table shows the maximum availability for and usage of FHLB advances and letters of credit for The PrivateBank (Chicago) and The PrivateBank (St. Louis).

Date	Maximum Availability	Usage
	(in thousands)
As of December 31, 2003-
The PrivateBank (Chicago)	$194,101	$137,000
The PrivateBank (St. Louis)	20,226	18,000
As of December 31, 2002-
The PrivateBank (Chicago)	$69,072	$67,998
The PrivateBank (St. Louis)	14,738	11,500

We accept deposits from a variety of municipal entities. Typically, these municipal entities require that banks pledge marketable securities to collateralize these public deposits. The State of Illinois also accepts FHLB letters of credit as collateral. At December 31, 2003 and 2002, we had approximately $166.1 million and $149.0 million, respectively, of securities collateralizing such public deposits. Deposits requiring pledged assets are not considered to be core deposits, and the assets that are pledged as collateral for these deposits are not deemed to be liquid assets.

On February 8, 2001, we issued $20.0 million in trust preferred securities at a fixed rate of 9.50% which mature on December 31, 2030. At our option, the securities may be redeemed prior to maturity on or after December 31, 2005. The trust preferred securities are presented in our consolidated balance sheet as “Long-term debt-trust preferred securities.”

Risk Management

We are exposed to market risk from changes in interest rates that could affect our results of operations and financial condition. We manage our exposure to these market risks through our regular operating and financing activities. During 2001, we began to hedge interest rate risk through the use of derivative financial instruments. We use derivative financial instruments as a risk management tool.

Interest Rate Risk

We use a combination of financial instruments, including medium-term and short-term financings and variable-rate debt instruments and, to a lesser extent, interest rate swaps to manage the interest rate mix of our total debt portfolio and related cash flows. To manage this mix in a cost-effective manner, in 2001 we entered into our first interest rate swap transaction in which we agreed to receive a fixed rate in exchange for payment of a floating rate based on an agreed-upon notional amount. The fair value of the swap associated with this fair value hedge was $2.0 million on December 31, 2003. As market interest rates continued to decline to historic lows in the second half of 2002, the value of our long-term tax-exempt bank-qualified municipal bond portfolio increased. In order to protect this gain should rates rise, we entered into a $25 million swap agreement whereby we sold the 10-year swap and bought 3-month LIBOR to act as an economic hedge to a portion of our long municipal bonds. At December 31, 2003 the market value of the interest rate swap associated with this economic hedge was a liability of $486,425. During 2003, a loss of $238,000 on the swap was recognized in earnings and resulted from changes in market rates of interest.

During 2003, we continued to actively manage our interest rate exposure in our balance sheet. The declines in market rates gave us the opportunity to make changes to our investment security portfolio as part of the implementation of our asset/liability management strategies. Throughout 2003, we continued to replace specific investment securities with alternative investment securities with greater risk/reward parameters on a selective basis. During the third quarter of 2003, we prepaid a $30.0 million, 6.21% fixed rate FHLB advance that was scheduled to mature on December 5, 2003. We replaced the advance and other maturing short-term advances with several longer-term FHLB advances at lower rates during the year. Approximately $130.0 million in new FHLB advances at lower rates were borrowed during 2003; of that amount, $78.0 million was negotiated in the fourth quarter of 2003. The improvements in net interest margin resulting from the improved mix of investment securities coupled with our lower yielding sources of funding offset the yield compression experienced in our loan portfolio, which is more than half floating-rate based.

We have not changed our interest rate risk management strategy from the prior year and do not foresee or expect any significant changes in our exposure to interest rate fluctuations, but we will continue to consider the use of interest rate swaps on our debt obligations in the future depending on changes in market rates of interest.

Capital Resources

Stockholders’ equity at December 31, 2003 rose to $167.0 million, an increase of $77.9 million from the 2002 year-end level of $89.1 million, due primarily to the proceeds received from our common stock offering and net income generated during 2003.

On July 30, 2003, the Company completed its sale of 1,955,000 shares of common stock in an underwritten public offering. The public offering price was $31.25. Net proceeds to the Company totaled approximately $57.2 million. During 2003, the Company granted 79,350 restricted shares to directors and certain officers of the Company. These shares vest after five years.

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

The following table sets forth our consolidated regulatory capital amounts and ratios as of December 31, 2003 and 2002:

	December 31,
	2003			2002
	Capital	“Well- capitalized” Standard	Excess/ (Deficit) Capital	Capital	“Well- capitalized” Standard	Excess/ (Deficit) Capital
Dollar basis:
Leverage capital	$155,431	$94,171	$61,260	$78,524	$71,818	$6,706
Tier 1 risk-based capital	155,431	80,495	74,936	78,524	68,134	10,390
Total risk-based capital	170,531	134,158	36,373	94,109	113,556	(19,447)

Percentage basis:
Leverage ratio	8.25%	5.00%		5.47%	5.00%
Tier 1 risk-based capital ratio	11.59	6.00		6.91	6.00
Total risk-based capital ratio	12.71	10.00		8.29	10.00
Total equity to total assets	8.41	—	—	5.77	—	—

As of December 31, 2003, all of the Company’s $20.0 million of trust preferred securities are included in Tier 1 capital. The Tier 1 qualifying amount is limited to 25% of Tier 1 capital under Federal Reserve regulations. The entire amount of trust-preferred securities currently qualifies as Tier 1 capital.

To be considered “well capitalized,” an entity must maintain a leverage ratio of at least 5.0%, a Tier 1 risk-based capital ratio of at least 6.0%, and a total risk-based capital ratio of at least 10.0%. To be “adequately capitalized,” an entity must maintain a leverage ratio of at least 4.0%, a Tier 1 risk-based capital ratio of at least 4.0%, and a total risk-based capital ratio of at least 8.0%. At December 31, 2003, the Company, The PrivateBank (Chicago) and The PrivateBank (St. Louis) exceeded the minimum levels of all regulatory capital requirements, and were considered “well capitalized” under regulatory standards. At December 31, 2003, our total risk-based capital ratio was 12.71%.

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

Our core deposits, the most stable source of liquidity due to the nature of long-term relationships generally established with our clients, are available to provide long-term liquidity. At December 31, 2003, 51% of our total assets were funded by core deposits, compared to December 31, 2002 levels of 56%. Core deposits are defined to include all deposits including time deposits but excluding brokered deposits and public funds. Time deposits are included as core deposits since these deposits have historically not been volatile deposits for us.

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

We have continued to use FHLB advances and brokered deposits as alternative methods of funding growth. During 1999, we first utilized brokered deposits as a funding tool to enhance liquidity in anticipation of increasing loan demand. During 2002 and 2003 we expanded our brokered deposits program in order to fund liquidity of The PrivateBank (Chicago) and The PrivateBank (St. Louis). In 2004 we expect to continue to rely on brokered deposits together with increased FHLB advances as alternative methods of funding growth and may increase the level of our brokered deposits. Our asset/liability management policy currently limits our use of brokered deposits to levels no more than 40% of total deposits. We do not expect our 40% threshold limitation to limit our ability to implement our growth plan. We will first look toward internally generated deposits as funding sources, but plan to supplement our funding needs with non-traditional funding sources as needed. Consistent with this policy, brokered deposits to total deposits were 29% of total deposits at December 31, 2003, compared to 23% of total deposits at December 31, 2002.

Subject to the waiver of the required notice period, our investment in FHLB stock is a source of liquidity for us. On May 6, 2003, we purchased $45.0 million of additional FHLB stock due to the liquid nature of the investment and management’s belief that the FHLB of Chicago has shown a consistently strong fundamental business performance. At December 31, 2003, we owned $209.6 million of FHLB stock. We can elect at any time to sell FHLB stock at par back to the FHLB, excluding the required FHLB stock minimum that needs to be maintained in order to support existing FHLB advances. FHLB has communicated to us that generally the stock will be redeemed immediately upon a request by us, however, FHLB can legally require six months advance notice of the stock sale before the stock is actually liquidated for cash at its par value. Alternatively, FHLB can redeem, at any time any FHLB stock we own, in excess of the required minimum FHLB stock that needs to be maintained in order to support existing advances. During 2003, our utilization of FHLB advances increased due to new advances obtained to take advantage of the availability of longer maturity advances at lower rates. In 2004, we expect to continue to utilize FHLB advances as a funding source to the extent that rates on FHLB advances are more attractive than other sources of liquidity.

The FHLB of Chicago paid a 6.5% (annualized) dividend in the first, second and fourth quarters of 2003 and a 7.0% (annualized) third quarter 2003 dividend. FHLB dividends are generally paid one and a half months subsequent to each quarter-end.

Liquid assets refer to money market assets such as federal funds sold, as well as available-for-sale securities. Net liquid assets represent the sum of the liquid asset categories less the amount of assets pledged to secure public funds and certain deposits that require collateral. At December 31, 2003, net liquid assets at The PrivateBank (Chicago) were $306.0 million as compared to $300.6 million at December 31, 2002. At December 31, 2003, net liquid assets at The PrivateBank (St. Louis) were $14.9 million as compared to $22.1 million at December 31, 2002.

Net cash inflows provided by operations were $47.0 million for the year ended December 31, 2003 compared to a net inflow of $17.4 million a year earlier. Net cash outflows from investing activities were $440.0 million for the year ended December 31, 2003, compared to net cash outflows of $338.5 million a year earlier. Cash inflows from financing activities for the year ended December 31, 2003 were $408.3 million compared to a net inflow of $333.0 million in 2002.

In the event of short-term liquidity needs, The PrivateBank (Chicago) and The PrivateBank (St. Louis) may purchase federal funds from correspondent banks. In addition, we currently have available borrowing capacity of $40.0 million under the $40.0 million credit facility at the holding company. We utilize this credit facility from time to time for general business purposes. However, at December 31, 2003, we held no borrowings outstanding under the revolving line.

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

As a continuing part of our financial strategy, we attempt to manage the impact of fluctuations in market interest rates on our net interest income. This effort entails providing a reasonable balance between interest rate risk, credit risk, liquidity risk and maintenance of yield. Asset/liability management policy is established by our investment committee of our board of directors and is monitored by management. Our asset/liability management policy sets standards within which we are expected to operate. These standards include guidelines for exposure to interest rate fluctuations, liquidity, loan limits as a percentage of funding sources, exposure to correspondent banks and brokers, and reliance on non-core deposits. The policy also states our reporting requirements to our board of directors. The investment policy complements the asset/liability management policy by establishing criteria by which we may purchase securities. These criteria include approved types of securities, brokerage sources, terms of investment, quality standards, and diversification.

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

We have structured our assets and liabilities to mitigate the risk of either a rising or falling interest rate environment. We manage our gap position at the one-year horizon. Depending upon our assessment of economic factors such as the magnitude and direction of projected interest rates over the short- and long-term, we generally operate within guidelines set by our asset/liability management policy and attempt to maximize our returns within an acceptable degree of risk. Our policy states that we shall maintain a rate sensitive assets to rate sensitive liabilities position at the one-year horizon between 70% and 130%. Our position at December 31, 2003 was 101% and was within the guidelines of our policy. We have continued to maintain our gap position set by our policy guidelines and expect to continue to operate in this manner as long as the general rate structure of the economy and our business opportunities remain consistent. Therefore, generally speaking, a short-term rise in interest rates will positively impact our earnings, while a short-term drop in interest rates would negatively impact our earnings.

Interest rate changes do not affect all categories of assets and liabilities equally or simultaneously. There are other factors that are difficult to measure and predict that would influence the effect of interest rate fluctuations on our income statement. For example, a rapid drop in interest rates might cause our loans to repay at a more rapid pace and certain mortgage-related investments to prepay more quickly than projected. This could mitigate some of the benefits of falling rates that are expected when negatively gapped. Conversely, a rapid rise in rates could give us an opportunity to increase our margins and stifle the rate of repayment on our mortgage-related loans, which would increase our returns.

The following tables illustrate the estimated interest rate sensitivity and periodic and cumulative gap positions calculated as of December 31, 2003 and 2002.

	December 31, 2003 Time to Maturity or Repricing
	0-90 days	91-365 days	1-5 years	Over 5 years	Total
	(dollars in thousands)
Interest-Earning Assets
Net loans	$807,928	$126,498	$269,343	$12,278	$1,216,046
Investments	77,785	94,530	81,997	214,082	468,394
FHLB stock	209,633				209,633
Fed funds sold	45	—	—	—	45

Total interest-earning assets	$1,095,391	$221,028	$351,340	$226,360	$1,894,117

Interest-Bearing Liabilities
Interest-bearing demand deposits	$—	$—	$—	$85,083	$85,083
Savings deposits	11,352	—	—	—	11,352
Money market deposits	574,214	—	—	—	574,214
Time deposits	134,018	132,709	49,852	—	316,579
Brokered deposits	155,686	161,349	122,980	10,000	450,015
Funds borrowed	84,338	47,000	107,000	—	238,338

Total interest-bearing liabilities	$959,608	$341,058	$279,832	$95,083	$1,675,581

Cumulative
Rate sensitive assets (RSA)	$1,095,391	$1,316,419	$1,667,759	$1,894,119
Rate sensitive liabilities (RSL)	959,608	1,300,666	1,580,498	1,675,581
GAP (GAP=RSA-RSL)	135,783	15,753	87,261	218,538
RSA/RSL	114.15%	101.21%	105.52%	113.04%
RSA/Total assets	55.21%	66.35%	84.06%	95.47%
RSL/Total assets	48.37%	65.56%	79.66%	84.45%
GAP/Total assets	6.84%	0.79%	4.40%	11.01%
GAP/Total RSA	12.40%	1.20%	5.23%	11.54%

	December 31, 2002 Time to Maturity or Repricing
	0-90 days	91-365 days	1-5 years	Over 5 years	Total
	(dollars in thousands)
Interest-Earning Assets
Loans	$635,664	$77,465	$175,066	$79,197	$967,392
Investments	163,621	21,138	26,576	261,208	472,543
Short-term investments	258	—	—	—	258

Total interest-earning assets	$799,543	$98,603	$201,642	$340,405	$1,440,193

Interest-Bearing Liabilities
Interest-bearing demand	$—	$—	$—	$64,892	$64,892
Savings and money market	486,819	1,262	—	859	488,940
Time deposits	191,238	205,474	91,872	73,868	562,452
Funds borrowed	143,838	31,500	53,000	—	228,338

Total interest-bearing liabilities	$821,895	$238,236	$144,872	$139,619	$1,344,622

Cumulative
Rate sensitive assets (RSA)	$799,543	$898,146	$1,099,788	$1,440,193
Rate sensitive liabilities (RSL)	821,895	1,060,131	1,205,003	1,344,622
GAP (GAP=RSA-RSL)	(22,352)	(161,985)	(105,215)	95,571
RSA/RSL	97.28%	84.72%	91.27%	107.11%
RSA/Total assets	51.80%	58.19%	71.26%	93.31%
RSL/Total assets	53.25%	68.69%	78.07%	87.12%
GAP/Total assets	(1.45)%	(10.50)%	(6.82)%	6.19%
GAP/Total RSA	(2.80)%	(18.04)%	(9.57)%	6.64%

The following table shows the impact of immediate 200 and 100 basis point changes in interest rates as of December 31, 2003 and December 31, 2002. The effects are determined through the use of a simulation model based on our earning asset and interest-bearing liability portfolios, assuming the size of these portfolios remains constant throughout the measurement period. The simulation assumes that assets and liabilities accrue interest on their current pricing basis. Assets and liabilities then reprice based on their terms and remain at that interest rate through the end of the measurement period. The model attempts to illustrate the potential change in net interest income if the foregoing occurred.

	December 31, 2003			December 31, 2002
	+200 Basis Points	-200 Basis Points	-100 Basis Points	+200 Basis Points	-200 Basis Points
Percentage change in net interest income due to an immediate 200 basis point change in interest rates over a one-year time horizon	4.1%	-9.2%	-5.9%	2.9%	-10.5%

This table shows that if there had been an instantaneous parallel shift in the yield curve of –100 basis points on December 31, 2003, net interest income would decrease by 5.9% over a one-year period. Due to current market interest rates, a –100 basis point shift is presented for December 31, 2003 as a more reasonable illustration of possible rate changes. The measurement of a -200 basis point instantaneous parallel shift in the yield curve at December 31, 2003 would result in a decline in net interest income of 9.2% over a one-year period. At December 31, 2002, if there had been an instantaneous parallel shift in the yield curve of –200, we would have suffered a decline in net interest income of 10.5%. Conversely, a shift of +200 basis points would increase net interest income 4.1% over a one-year horizon based on December 31, 2003 balances, as compared to 2.9% measured on the basis of the December 31, 2002 portfolio.

Changes in the effect on net interest income from a 200 basis point movement at December 31, 2003, compared to December 31, 2002 are due to the timing and nature of the repricing of rate sensitive assets to rate sensitive liabilities within the one year time frame. During 2003, we made asset-liability management decisions to become more positively gapped relative to 2002. As a result, the positive impact to net interest income for 2003 in a +200 basis points scenario is larger for 2003 than for 2002. Through the use of interest rate floors in our loan portfolio, we have added interest rate protection in a –200 basis point scenario and, as a result, the impact to net interest income for 2003 is similar to that for 2002. The difference in the effect on net interest income at December 31, 2003 as compared to December 31, 2002 is due to the differences in the timing, balances, and current rates versus simulated rates of repricing assets and liabilities.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See “Index to Consolidated Financial Statements” on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer carried out an evaluation under their supervision, with the participation of other members of management as they deemed appropriate, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as contemplated by Exchange Act Rule 13a-15. Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective, in all material respects, in timely alerting them to material information relating to the Company (and its consolidated subsidiaries) required to be included in the periodic reports the Company is required to file and submit to the SEC under the Exchange Act.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS

Information regarding directors of the Company is included in the Company’s Proxy Statement for its 2004 Annual Meeting of Stockholders (the “Proxy Statement”) under the heading “Election of Directors” and the information included therein is incorporated herein by reference. Information regarding the executive officers of the Company is included in “Part I., Item 1. Business.”

Information regarding the Company’s Audit Committee of its Board of Directors and its “audit committee financial expert” is included in the Company’s Proxy Statement under the heading “Board Committees – Audit Committee” and is incorporated herein by reference.

The Company has adopted a Code of Ethics as required by the Nasdaq listing standards and the rules of the SEC. The Code of Ethics applies to all of the Company’s directors, officers, including the Company’s Chief Executive Officer and Chief Financial Officer, and employees. The Code of Ethics is publicly available on our website at www.privatebancorp.com. If we make substantive amendments to the Code of Ethics or grant any waiver, including any implicit waiver, that applies to any director or executive officer of the Company, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8-K in accordance with applicable Nasdaq and SEC rules.

ITEM 11.	EXECUTIVE COMPENSATION

Information regarding compensation of executive officers and directors is included in the Company’s Proxy Statement under the headings “Board of Directors’ Compensation,” “Executive Compensation,” and “Employment Agreements” and the information included therein is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management is included in the Company’s Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners, Directors and Executive Officers” and the information included therein is incorporated herein by reference.

Equity Plan Compensation Information

The following table sets forth information as of December 31, 2003 regarding shares of the Company’s common stock to be issued upon exercise and the weighted-average exercise price of all outstanding options, warrants and rights granted under the Company’s equity compensation plans as well as the number of shares available for issuance under such plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options warrants and rights (b)	Number of securities remaining for future issuance under equity compensation plans (excluding securities reflected in column (a) and (b)) (c)
Equity compensation plans approved by security holders	869,664	$14.75	224,490
Equity compensation plans not approved by security holders	—	—	—

Total	869,664	$14.75	224,490

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions is included in the Company’s Proxy Statement under the heading “Transactions with Related Persons” and the information included therein is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding the fees the Company paid to its independent accountants, Ernst & Young LLP, during 2003 is included in the Company’s Proxy Statement under the heading “Principal Accounting Firm Fees” and the information included therein is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) Index to Financial Statements

The consolidated financial statements of the Company and its subsidiaries as required by Item 8 are filed as a part of this document. See “Index to Consolidated Financial Statements” on page F-1.

(a) (2) Financial Statement Schedules

All financial statement schedules called for by Item 8 and Item 15 of Form 10-K have been omitted because the information requested is either not applicable or has been included in the consolidated financial statements or notes thereto.

(a) (3) Exhibits

EXHIBIT NO.	DESCRIPTION OF EXHIBITS

3.1	Amended and Restated Certificate of Incorporation of PrivateBancorp, Inc., as amended (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003 (File No. 000-75887) and incorporated herein by reference).

3.2	Amended and Restated By-laws of Private Bancorp, Inc. (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003 and incorporated herein by reference).

4.1	Certain instruments defining the rights of the holders of long-term debt of the Company and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis, have not been filed as exhibits. The Company hereby agrees to furnish a copy of any of these agreements to the SEC upon request.

10.1	Lease Agreement for banking facility located at Ten North Dearborn, Chicago, Illinois dated January 1, 1992, as amended, by and between General American Life Insurance Company as successor-in-interest to LaSalle National Trust, N.A., as successor trustee to LaSalle National Bank, not personally but as Trustee under Trust Agreement dated November 6, 1985 and known as Trust No. 110519 and The PrivateBank and Trust Company (filed as an exhibit to the Company’s Form S-1 Registration Statement (File No. 333-77147) and incorporated herein by reference).

10.2	Lease Agreement for banking facility located at 1603 West Sixteenth Street, Oak Brook, Illinois dated October 1996 by and between Columbia Lisle Limited Partnership and The PrivateBank and Trust Company (filed as an exhibit to the Company’s Form S-1 Registration Statement (File No. 333-77147) and incorporated herein by reference).

10.3	First Amendment to Lease dated May 31, 2001 by and between Columbia Lisle Limited Partnership and The PrivateBank and Trust Company (filed as an exhibit to the Company’s Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference).

10.4	Lease Agreement for banking facility located at 517 Green Bay Road, Wilmette, Illinois dated as of May 2, 1994 by and between Gunnar H. Hedlund, Doris S. Hedlund, Robert P. Hedlund and Gerald A. Hedlund, LaSalle National Trust, N.A., as successor trustee to LaSalle National Bank, not personally but solely as Trustee under Trust Agreement dated December 28, 1972 and known as Trust No. 45197 and The PrivateBank and Trust Company (filed as an exhibit to the Company’s Form S-1 Registration Statement (File No. 333-77147) and incorporated herein by reference).

10.5	First Amendment to lease dated January 1, 2002 by and between Towne Square Realty, L.L.C. and The PrivateBank and Trust Company (filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference).

10.6	Sublease Agreement for banking facility located at 1401 South Brentwood Blvd., St. Louis, Missouri, dated as of December 13, 1999, by and between Union Planters Bank, National Association, St. Louis Brentwood Associates, L.P. and PrivateBancorp, Inc. (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 101, 2000 and incorporated herein by reference).

10.7	Lease Agreement by and between Shodeen Management Company as agent for the beneficiaries of a land trust with Harris Bank St. Charles, pursuant to Trust Agreement dated March 4, 1994, and known as Trust No. 2321, and The PrivateBank and Trust Company dated January 9, 2001, for banking facility located at 312 Crescent Place, Geneva, Illinois (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference).

10.8	Lease Agreement dated August 31, 1995 between 208 South LaSalle Associates, L.P. and Lodestar Financial Services, Inc. (filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference).

10.9	First Amendment to lease dated February 15, 2000 between LaSalle-Adams, L.L.C. and Lodestar Financial Services, Inc. (filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference).

10.10	Second Amendment to lease dated August 12, 2002 between LaSalle-Adams, L.L.C. and Lodestar Investment Counsel, Inc. (filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference).

10.11	PrivateBancorp, Inc. Amended and Restated Stock Incentive Plan (filed as Appendix A to the Company’s Proxy Statement for its 2000 Annual Meeting of Stockholders and incorporated herein by reference).*

10.12	PrivateBancorp, Inc. Incentive Compensation Plan (filed as Appendix A to the Company’s Proxy Statement for its 2003 Annual Meeting of Stockholders and incorporated herein by reference).*

10.13	PrivateBancorp, Inc. Deferred Compensation Plan (filed as an exhibit to the Company’s Form S-8 Registration Statement (File No. 333-104807) and incorporated herein by reference).*

10.14	Employment Agreement by and between Ralph B. Mandell and PrivateBancorp, Inc. dated July 1, 2001 (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference).*

10.15	Outsourcing Agreement by and between The PrivateBank and Trust Company and Marshall & Ilsley Corporation, acting through its division M&I Data Services, dated as of April 9, 1999 (filed as an exhibit to the Company’s Form S-1 Registration Statement (File No. 333-77147) and incorporated herein by reference).

10.16	Employment Agreement by and between Richard C. Jensen, PrivateBancorp, Inc. and The PrivateBank (St. Louis) dated as of October 1, 2003 (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference).*

10.17	Form of Indemnification Agreement by and between PrivateBancorp, Inc. and its directors and executive officers (filed as an exhibit to the Company’s Form S-1 Registration Statement (File No. 333-77147) and incorporated herein by reference).*

10.18	Loan Agreement dated as of February 11, 2000, between PrivateBancorp, Inc. and LaSalle Bank National Association (filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and incorporated herein by reference).

10.19	Amendment No. 1 to Loan Agreement dated as of February 11, 2002 between PrivateBancorp, Inc. and LaSalle Bank National Association (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference).

10.20	Amendment No. 2 to Loan Agreement dated as of April 11, 2002 between PrivateBancorp, Inc. and LaSalle Bank National Association (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference).

10.21	Amendment No. 3 to Loan Agreement dated as of December 24, 2002 between PrivateBancorp, Inc. and LaSalle Bank National Association (filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference).

10.22	Amendment No. 4 to Loan Agreement dated as of December 1, 2003 between PrivateBancorp, Inc. and LaSalle Bank National Association.(1)

10.23	Employment Agreement by and among William Goldstein and Lodestar Investment Counsel LLC, dated as of December 30, 2002 (filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference).*

10.24	Employment Agreement by and among Dennis Klaeser and PrivateBancorp, Inc. dated October 1, 2003 (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference).*

10.25	Employment Agreement by and among Hugh H. McLean, PrivateBancorp, Inc. and The PrivateBank and Trust Company dated October 1, 2003 (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference).*

10.26	Employment Agreement by and among Gary S. Collins, PrivateBancorp, Inc. and The PrivateBank and Trust Company dated as of October 1, 2003 (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference).*

12.1	Calculation of Ratio of Earnings to Fixed Charges.(1)

21.1	Subsidiaries of the Registrant.(1)

23.1	Consent of Ernst & Young LLP.(1)

24.1	Powers of Attorney (set forth on signature page).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)

(1)	Filed herewith.

*	Indicates management contracts or compensatory plans or arrangements required to be filed as an exhibit.

(b) Reports on Form 8-K

The following Current Reports on Form 8-K were filed by the Company during the last quarter of fiscal 2003:

Form 8-K dated October 20, 2003.

Form 8-K dated December 19, 2003.

Form 8-K dated December 22, 2003.

I NDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PRIVATEBANCORP, INC.

Report of Independent Auditors

Stockholders and Board of Directors

PrivateBancorp, Inc.

We have audited the accompanying consolidated balance sheets of PrivateBancorp, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the two years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of PrivateBancorp, Inc. for the year ended December 31, 2001 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated January 15, 2002.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PrivateBancorp, Inc. and subsidiary as of December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

/s/    Ernst & Young LLP

Chicago, Illinois

January 16, 2004

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

PRIVATEBANCORP, INC.

CONSOLIDATED BALANCE SHEETS

As of December 31, 2003 and 2002

(In thousands, except per share data)

	December 31,
	2003	2002
Assets
Cash and due from banks	$49,115	$34,529
Fed funds sold and other short-term investments	985	258

Total cash and cash equivalents	50,100	34,787

Loans held for sale	4,420	14,321
Available-for-sale securities, at fair value	669,262	487,020
Loans net of unearned discount	1,224,657	965,641
Allowance for loan losses	(15,100)	(11,585)

Net loans	1,209,557	954,056

Goodwill	19,242	19,199
Premises and equipment, net	6,233	6,851
Accrued interest receivable	7,868	9,427
Other assets	18,241	17,753

Total assets	$1,984,923	$1,543,414

Liabilities and Stockholders’ Equity
Demand deposits:
Non-interest-bearing	$135,110	$88,986
Interest-bearing	85,083	64,893
Savings and money market deposit accounts	562,234	488,941
Brokered deposits	447,948	279,806
Other time deposits	316,984	282,645

Total deposits	1,547,359	1,205,271

Funds borrowed	219,563	209,954
Long-term debt—trust preferred securities	20,000	20,000
Accrued interest payable	5,053	4,986
Other liabilities	25,992	14,111

Total liabilities	$1,817,967	$1,454,322

Stockholders’ Equity
Preferred stock, 1,000,000 shares authorized	—	—
Common stock, without par value, $1 stated value; 24,000,000 shares authorized; 9,853,664 and 7,704,203 shares issued and outstanding as of December 31, 2003 and December 31, 2002, respectively	9,854	7,704
Additional paid-in-capital	103,796	45,367
Retained earnings	46,193	27,784
Accumulated other comprehensive income	9,909	8,826
Deferred compensation	(2,796)	(589)

Total stockholders’ equity	166,956	89,092

Total liabilities and stockholders’ equity	$1,984,923	$1,543,414

Note: All previously reported share and per share data has been restated to reflect the 3-for-2 stock split which occurred on January 17, 2003. The accompanying notes to consolidated financial statements are an integral part of these statements.

PRIVATEBANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2003, 2002 and 2001

(In thousands, except per share data)

	Year Ended December 31,
	2003	2002	2001
Interest income
Loans, including fees	$62,793	$52,560	$50,975
Federal funds sold and interest bearing deposits	68	126	244
Securities:
Taxable	17,463	13,282	10,901
Exempt from Federal income taxes	7,170	5,874	3,476

Total interest income	87,494	71,842	65,596

Interest expense
Deposits:
Interest-bearing demand	553	636	923
Savings and money market deposit accounts	6,425	7,328	11,365
Brokered deposits and other time deposits	16,934	16,014	17,291
Funds borrowed	4,502	5,325	6,327
Trust preferred securities	1,940	1,939	1,731

Total interest expense	30,354	31,242	37,637

Net interest income	57,140	40,600	27,959
Provision for loan losses	4,373	3,862	3,179

Net interest income after provision for loan losses	52,767	36,738	24,780

Non-interest income
Banking, wealth management services and other income	12,427	7,081	4,028
Securities gains, net	1,759	11	2,095
Trading losses on interest rate swap	(238)	(943)	—

Total non-interest income	13,948	6,149	6,123

Non-interest expense
Salaries and employee benefits	20,856	13,979	9,111
Occupancy expense, net	5,564	4,891	4,158
Professional fees	4,672	3,689	2,939
Marketing	2,527	1,648	1,208
Data processing	1,528	1,509	1,295
Insurance	700	455	354
Goodwill amortization	—	—	824
Other non-interest expense	4,297	2,436	2,763

Total non-interest expense	40,144	28,607	22,652

Minority interest expense	193	—	—

Income before income taxes	26,378	14,280	8,251

Income tax provision	7,309	3,273	2,051

Net income	$19,069	$11,007	$6,200

Basic earnings per share	$2.25	$1.49	$0.88
Diluted earnings per share	$2.12	$1.42	$0.85

Note: All previously reported share and per share data has been restated to reflect the 3-for-2 stock split which occurred on January 17, 2003. The accompanying notes to consolidated financial statements are an integral part of these statements.

PRIVATEBANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2001, 2002 and 2003

(In thousands, except per share data)

	Common Stock	Additional paid-in- capital	Retained Earnings	Accumulated Other Comprehensive Income	Deferred Compensation	Loans to Officers	Total Equity
Balance 1/1/01	$6,935	$37,796	$11,388	$(118)	$(802)	$(950)	$54,249
Net income	—	—	6,200	—	—	—	6,200
Net increase in fair value of securities classified as available-for-sale, net of income taxes and reclassification adjustments	—	—	—	441	—	—	441

Total comprehensive income	—	—	6,200	441	—	—	6,641

Cash dividends declared ($.07 per share)	—	—	(520)	—	—	—	(520)
Issuance of common stock	271	1,318	—	—	—	—	1,589
Awards granted, net of forfeitures	—	—	—	—	(331)	—	(331)
Amortization of deferred compensation	—	—	400	—	276	—	676

Balance 12/31/01	$7,206	$39,114	$17,468	$323	$(857)	$(950)	$62,304

Balance 1/1/02	$7,206	$39,114	$17,468	$323	$(857)	$(950)	$62,304
Net income	—	—	11,007	—	—	—	11,006
Net increase in fair value of securities classified as available-for-sale, net of income taxes and reclassification adjustments	—	—	—	8,503	—	—	8,503

Total comprehensive income	—	—	11,007	8,503	—	—	19,509

Cash dividends declared ($.09 per share)	—	—	(691)	—	—	—	(691)
Issuance of common stock	498	6,253	—	—	—	—	6,751
Awards granted, net of forfeitures	—	—	—	—	(38)	—	(38)
Amortization of deferred compensation	—	—	—	—	306	—	306
Repayment of loans to officers	—	—	—	—	—	950	950

Balance 12/31/02	$7,704	$45,367	$27,784	$8,826	$(589)	$—	$89,092

Balance 1/1/03	$7,704	$45,367	$27,784	$8,826	$(589)	$—	$89,092
Net income	—	—	19,069	—	—	—	19,069
Net increase in fair value of securities classified as available-for-sale, net of income taxes and reclassification adjustments	—	—	—	1,083	—	—	1,083

Total comprehensive income	—	—	19,069	1,083	—	—	20,152

Cash dividends declared ($.16 per share)	—	—	(1,410)	—	—	—	(1,410)
Issuance of common stock	2,150	58,429	—	—	—	—	60,579
Awards granted, net of forfeitures	—	—	—	—	(2,582)	—	(2,582)
Amortization of deferred compensation	—	—	750	—	375	—	1,125

Balance 12/31/03	$9,854	$103,796	$46,193	$9,909	$(2,796)	$—	$166,956

Note: All previously reported share and per share data has been restated to reflect the 3-for-2 stock split which occurred on January 17, 2003. The accompanying notes to consolidated financial statements are an integral part of these statements.

PRIVATEBANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2003, 2002 and 2001

(In thousands)

	Year Ended December 31,
	2003	2002	2001
Cash flows from operating activities
Net income	$19,069	$11,007	$6,200
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,655	1,444	1,649
Amortization of deferred compensation, net of forfeitures	375	306	276
Provision for loan losses	4,373	3,862	3,179
Net gain on sale of securities	(1,759)	(11)	(2,095)
Trading losses on interest rate swap	238	943	—
Net decrease (increase) in loans held for sale	9,901	(2,986)	(10,629)
Increase in deferred loan fees	303	1,040	315
Decrease (increase) in accrued interest receivable	1,559	(2,165)	(1,739)
Increase (decrease) in accrued interest payable	67	2,874	(1,440)
(Increase) decrease in other assets	(823)	(2,596)	8,140
Increase in other liabilities	12,073	3,710	5,705

Total adjustments	27,962	6,421	3,361

Net cash provided by operating activities	47,031	17,428	9,561

Cash flows from investing activities
Proceeds from maturities, paydowns and sales of securities	107,360	123,296	148,419
Purchases of available-for-sale securities	(286,440)	(265,432)	(306,395)
Net loan principal advanced	(259,987)	(186,405)	(193,784)
Investment in bank owned life insurance	—	—	(10,000)
Premises and equipment expenditures	(948)	(4,492)	(1,236)
Investment in Lodestar Investment Counsel, LLC	—	(5,427)	—

Net cash used in investing activities	(440,015)	(338,460)	(362,996)

Cash flows from financing activities
Net increase in total deposits	342,100	354,788	180,261
Proceeds from exercise of stock options	799	1,235	1,258
Proceeds from common stock offering	57,199	—	—
Issuance of trust preferred securities	—	—	20,000
Dividends paid	(1,410)	(691)	(520)
Repayment of loans to officers	—	950	—
Net increase (decrease) in funds borrowed	9,609	(23,264)	134,724

Net cash provided by financing activities	408,297	333,018	335,723

Net increase (decrease) in cash and cash equivalents	15,313	11,986	(17,712)
Cash and cash equivalents at beginning of year	34,787	22,801	40,513

Cash and cash equivalents at end of year	$50,100	$34,787	$22,801

Cash paid during year for:
Interest	$30,287	$28,368	$39,076
Income taxes	1,920	1,325	1,757

The accompanying notes to consolidated financial statements are an integral part of these statements.

PRIVATEBANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BASIS OF PRESENTATION

a.	Nature of Operations

PrivateBancorp, Inc. (the “Company”) was incorporated under the laws of the State of Delaware on November 7, 1989. The Company is a bank holding company with two bank subsidiaries, The PrivateBank and Trust Company (The PrivateBank (Chicago)), which was formed as a de novo, or start-up bank, on February 6, 1991, and The PrivateBank (The PrivateBank (St. Louis)), which was formed as a de novo federal savings bank on June 26, 2000. On February 11, 2000, the Company completed its acquisition of Johnson Bank Illinois. At closing, Johnson Bank Illinois was merged into The PrivateBank (Chicago). The two acquired offices, located on Chicago’s North Shore in Lake Forest and Winnetka, became additional offices of The PrivateBank (Chicago). On December 30, 2002, The PrivateBank (Chicago) acquired a controlling interest in Lodestar Investment Counsel, LLC, a Chicago-based investment adviser with $573 million of assets under management at December 31, 2003. Lodestar manages equity, balanced and fixed income accounts primarily for high net-worth individuals, retirement plans and charitable organizations with investable assets in excess of $1.0 million, and shares a similar focus on highly personalized client service.

The Company provides private banking and wealth management services primarily to affluent individuals, professionals, entrepreneurs and their business interests. The banks focus on the personal financial services needs of their clients as well as the banking needs of their clients’ various business and investment interests.

b.	Consolidation

The consolidated financial statements of the Company and subsidiaries include the accounts of the Company and its wholly owned subsidiaries, The PrivateBank (Chicago), which includes Lodestar and The PrivateBank (St. Louis). Significant intercompany accounts and transactions have been eliminated in the preparation of these statements.

c.	Statement of Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold and other short-term investments. Generally, federal funds are sold for one-day periods, but not longer than 30 days. Short-term investments mature in less than 30 days.

d.	Securities

Available-for-sale securities are intended to be invested for an indefinite period but may be sold in response to events we expect to occur in the foreseeable future. Securities available-for-sale are reported at fair value, with unrealized gains and losses, net of taxes, reported as adjustments to other comprehensive income in a separate component of stockholders’ equity. Any decline in fair value of securities that is deemed other than temporary is charged against current period earnings. At December 31, 2003 and 2002, all securities were classified as available for sale.

Premium amortization and discount accretion on securities are included in interest income on securities using the effective interest rate method. Included in cash flows from investing activities are premium amortizations of $8.1 million, $4.2 million and $548,000 for the years ended December 31, 2003, 2002 and 2001, respectively. The specific identification method is used to record gains and losses on security transactions.

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

The allowance for loan losses is determined by management based on factors such as past loan loss experience, known and inherent risks in the loan portfolio, the estimated value of any underlying collateral, prevailing economic conditions and other factors and estimates which are subject to change over time. Management adjusts the allowance for loan losses by recording a provision for loan losses in an amount sufficient to maintain the allowance at a level commensurate with management’s assessment of the risks in the loan portfolio. Loans are charged off when deemed to be uncollectible by management.

g.	Loans Held for Sale

Loans originated and intended for sale in the secondary market are classified as held for sale and reported at the lower of aggregate cost or market value, with unrealized losses, if any, recorded by a charge to income. Fair value is determined based on quoted market rates or, in the case where a firm commitment has been made to sell the loan, the firm committed price. Gains and losses on the disposition of loans held for sale are determined on the specific identification method.

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

The Company entered into a $25 million swap during the third quarter of 2002, swapping the 10-year rate for 3-month LIBOR to act as an economic hedge of a portion of the Company’s available-for-sale municipal securities portfolio. During 2003, fair market value adjustment on this swap resulted in the trading loss of $238,000 with a corresponding derivative liability of the same amount. This swap does not qualify for hedge accounting treatment; therefore, the mark-to-market adjustment flows through earnings.

j.	Bank Premises and Equipment

Bank premises and equipment are stated at cost less accumulated depreciation and amortization. For financial reporting purposes, depreciation is computed using the straight-line method over the estimated useful lives of the assets. At December 31, 2003, the range of estimated useful lives of depreciable assets was between 3 and 40.5 years.

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

The Company accounts for and reports earnings per share using a dual presentation of basic and diluted earnings per share. Basic earnings per common share are determined by dividing earnings by the weighted average number of common shares outstanding. Dilutive stock options are included as share equivalents using the treasury stock method in determining diluted earnings per share. All previously reported share and per share data in this report has been restated to reflect the 3-for-2 stock split that occurred on January 17, 2003.

m.	Comprehensive Income

Components of comprehensive income are reported in the Consolidated Statement of Stockholders’ Equity.

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

During 2001, the PrivateBank (Chicago) recorded approximately $12.2 million in goodwill in connection with the Johnson Bank Illinois acquisition. During 2002, the Company recorded $8.4 million of goodwill and $2.5 million in customer intangibles in connection with the Lodestar acquisition. The customer intangibles reflect the estimated fair value of the Lodestar client relationships over a fifteen-year time horizon. The Company does not have any other recorded intangibles besides the Lodestar customer intangible. Intangible assets are amortized over an estimated useful life of 15 years. Effective January 1, 2002, the Company adopted FAS No. 142, which requires that goodwill and intangible assets that have indefinite lives no longer be amortized but be reviewed for impairment annually, or more frequently if certain indicators arise. Prior to the adoption of FAS No. 142, goodwill was being amortized using the straight-line method over a period of 15 years. Amortization expense on intangible assets is expected to total approximately $169,000 each year in 2004, 2005, 2006, 2007 and 2008.

The following table shows the proforma effects of applying FAS No. 142 to the 2001 period (in thousands, except per share data):

	December 31, 2003	December 31, 2002	December 31, 2001
	(in thousands)
Reported net income	$19,069	$11,007	$6,200
Add: Goodwill amortization (net of tax)	—	—	544

Adjusted net income	$19,069	$11,007	$6,744
Basic earnings per share:
Reported basic earnings per share	$2.25	$1.49	$0.88
Add: Goodwill amortization (net of tax)	—	—	.08

Adjusted basic earnings per share	$2.25	$1.49	$0.96
Diluted earnings per share:
Reported diluted earnings per share	$2.12	$1.42	$0.85
Add: Goodwill amortization (net of tax)	—	—	.07

Adjusted diluted earnings per share	$2.12	$1.42	$0.92

p.	Reclassifications

Certain reclassifications have been made to prior periods’ consolidated financial statements to place them on a basis comparable with the current period’s consolidated financial statements.

q.	Stock-Based Compensation

The Company accounts for its stock options in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25). Under APB No. 25, because the exercise price of Company stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Compensation expense for restricted shares granted is ratably recognized over the period of service, usually the vesting period, based on the fair value of the stock on the date of grant.

Pursuant to FAS No. 123, Accounting for Stock-Based Compensation (FAS No. 123), as amended by FAS No. 148, pro forma net income and pro forma earnings per share are presented in the following table as if the fair value method of accounting for stock-based compensation plans had been utilized.

	2003	2002	2001
	(dollars in thousands)
Net income—
As reported	$19,069	$11,007	$6,200
Pro forma	17,747	10,551	5,493
Basic earnings per share—
As reported	$2.25	$1.49	$0.88
Pro forma	2.09	1.43	0.78
Diluted earnings per share—
As reported	$2.12	$1.42	$0.85
Pro forma	1.97	1.36	0.75

Note: The pro forma results above may not be representative of the effect reported in net income for future years.

In determining the fair value of each option grant for purposes of the above pro forma disclosures, the Company used an option pricing model with the following assumptions for grants in 2003, 2002 and 2001, respectively: dividend yield of 0.40%, 0.35%, and 0.55% for 2003, 2002 and 2001, respectively; risk-free interest rate of 4.55% for 2003, 5.07% for 2002 and 2001; and expected lives of 10 years for the options. The valuation utilizes an expected volatility of approximately 46%, 50% and 54% for 2003, 2002 and 2001, respectively.

During 2003, the Company made stock option grants for a total of 188,700 shares at a strike price of $34.46 compared to 21,750 stock options granted in 2002 with a strike price of $15.00. As a result, the pro forma effect on net income as presented in the table was larger in 2003 as compared to 2002. In addition, the expected volatility that is applied by the option pricing model has a significant impact on the fair value calculation of the options, and the higher the volatility the higher the value that is ascribed to the options. Our expected volatility of 46% for 2003 is higher than industry averages.

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

NOTE 2—OPERATING SEGMENTS

For purposes of making operating decisions and assessing performance, management regards The PrivateBank (Chicago), The PrivateBank (St. Louis), Wealth Management and the Holding Company as four operating segments. The Company’s investment securities portfolio is comprised of the two banks’ portfolios and accordingly each portfolio is included in total assets and reported in the results of The PrivateBank (Chicago) and The PrivateBank (St. Louis). Compensation expense related to the management of the investment portfolios is allocated solely to The PrivateBank (Chicago). The business segments summarized below and in the following tables are primarily managed with a focus on various performance objectives, including total assets, total deposits, borrowings, gross loans, total capital and net income.

We apply the accrual basis of accounting for each reportable segment and for transactions between reportable segments. During 2003, there were no changes in the measurement methods used to determine reported segment profit or loss as compared to 2002 and 2001. There are no asymmetrical allocations to segments requiring disclosure.

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

The PrivateBank (Chicago)’s balance sheet reflects the goodwill of $19.2 million and intangibles of $2.4 million at December 31, 2003, which remained relatively unchanged compared to December 31, 2002 balances.

	The PrivateBank (Chicago)
	December 31,
	2003	2002	2001
	(in millions)
Total assets	$1,786.1	$1,390.3	$1,077.7
Total deposits	1,422.0	1,101.0	800.6
Total borrowings	189.6	150.0	183.4
Total gross loans	1,073.5	863.0	708.3
Total capital	146.0	124.3	82.9
Net interest income	49.1	39.0	27.8
Non-interest income	7.9	4.4	5.7
Non-interest expense	25.0	20.8	19.1
Net income	20.5	13.5	9.2

The PrivateBank (St. Louis)

The PrivateBank (St. Louis), a federal savings bank, was established as a new bank subsidiary of the Company on June 23, 2000, and through its main office located in St. Louis, Missouri, offers a full range of real estate lending products including fixed and floating rate permanent and mini-permanent mortgages and construction loans. Personal loans include installment loans and lines of credit, home equity loans and a wide variety of home mortgage loans. Commercial lending products provided by The PrivateBank (St. Louis) include lines of credit for working capital, term loans for equipment and letters of credit to support the commitments made by its clients. Non-credit products include lock-box, cash concentration accounts, merchant credit card processing, electronic funds transfer, and other cash management products. Individual banking services include interest-bearing checking, money market deposit accounts, certificates of deposit, ATM/debit cards and investment brokerage accounts. The PrivateBank (St. Louis) also offers domestic and international wire transfers and foreign currency exchange.

	The PrivateBank (St. Louis)
	December 31,
	2003	2002	2001
	(in millions)
Total assets	$195.0	$149.9	$96.6
Total deposits	147.4	105.1	50.2
Total borrowings	30.0	30.0	38.1
Total gross loans	151.5	104.7	73.5
Total capital	15.9	13.4	7.6
Net interest income	5.4	4.0	1.8
Non-interest income	3.5	2.0	0.7
Non-interest expense	5.5	4.1	2.7
Year-to-date net income (loss)	1.8	0.8	(0.5)

Wealth Management

Wealth Management includes investment management, personal trust and estate services, custodial services, retirement accounts and brokerage and investment services. Investment management professionals work with wealth management clients to define objectives, goals and strategies of the clients’ investment portfolios. Wealth Management personnel assist some trust clients with the selection of an outside portfolio manager to direct account investments. Trust and estate account administrators work with clients and their attorneys to establish estate plans. Consistent with the Company’s philosophy, Wealth Management emphasizes a high level of personal service, including prompt collection and reinvestment of interest and dividend income, weekly valuation, tracking of tax information, customized reporting and ease of security settlement. The minority interest expense related to Lodestar is included in non-interest expense for this segment.

	Wealth Management
	December 31,
	2003	2002	2001
	(in thousands)
Wealth Management assets under management	$1,548.5	$1,239.8	$722.7
Wealth Management fee revenue	6.6	2.9	2.7
Net interest income	1.2	1.5	—
Non-interest income	6.6	2.9	2.7
Non-interest expense	6.7	3.8	1.4
Net income	0.6	0.4	0.5

Holding Company Activities

Holding Company Activities consist of parent company only matters. The Holding Company’s most significant assets are its net investments in its two banking subsidiaries, The PrivateBank (Chicago) and The PrivateBank (St. Louis). During the first quarter 2001, the Holding Company issued $20.0 million of subordinated debentures that are reflected as long-term debt on the consolidated balance sheet and also qualify as Tier 1 and Tier 2 capital (See Note 17). The Tier 1 qualifying amount is limited to 25% of Tier 1 capital under Federal Reserve regulations. The excess amount, if any, qualifies as Tier 2 capital. Holding Company Activities are reflected primarily by interest expense on borrowings and operating expenses. Recurring Holding Company operating expenses consist of compensation (amortization of restricted stock awards, other salary expense) and miscellaneous professional fees. In May of 2002, PrivateBancorp, Inc. acquired an office building located in St. Charles, Illinois, for $1.8 million from Towne Square Realty. The St. Charles location of The PrivateBank (Chicago) continues to lease space in the building and pays rent to the Holding Company at the same terms and conditions as was paid to the prior owner.

	Holding Company Activities
	December 31,
	2003	2002	2001
	(in millions)
Total assets	$186.8	$141.3	$92.4
Total capital	167.0	89.1	62.3
Total borrowings	—	30.0	10.0
Long term debt—trust preferred securities	20.0	20.0	20.0
Non-interest income	0.2	0.1	.01
Non-interest expense	3.2	3.0	1.9
Interest expense	2.5	2.5	2.1
Net loss	(3.8)	(3.7)	(2.5)

PRIVATEBANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables present a reconciliation of certain operating information for reportable segments for the periods presented and the reported consolidated balances (in millions):

2003	The PrivateBank (Chicago)	The PrivateBank (St. Louis)	Wealth Management	Holding Company Activities	Intersegment Eliminations (2)	Consolidated
Total assets	$1,786.7	$195.0	$—	$186.8	$(183.6)	$1,984.9
Total deposits	1,422.0	147.4	—	—	(22.0)	1,547.4
Total borrowings (1)	189.6	30.0	—	20.0	—	239.6
Total loans	1,073.5	151.5	—	—	(0.3)	1,224.7
Total capital	146.0	15.9	—	167.0	(161.9)	167.0
Net interest income	49.1	5.4	1.2	(2.5)	3.9	57.1
Non-interest income	7.9	3.5	6.6	0.2	(4.3)	13.9
Non-interest expense	25.0	5.5	6.7	3.2	(0.3)	40.1
Net income	20.5	1.8	0.6	(3.8)	0.0	19.1
Wealth Management assets under management	—	—	1,548.5	—	(53.6)	1,494.9
Wealth Management fee revenue	—	—	6.6	—	—	6.6

2002	The PrivateBank (Chicago)	The PrivateBank (St. Louis)	Wealth Management	Holding Company Activities	Intersegment Eliminations (2)	Consolidated
Total assets	$1,390.3	$149.9	$—	$141.3	$(138.1)	$1,543.4
Total deposits	1,101.0	105.1	—	—	(0.8)	1,205.3
Total borrowings (1)	150.0	30.0	—	50.0	—	230.0
Total loans	863.0	104.7	—	—	(2.1)	965.6
Total capital	124.3	13.4	—	89.1	(137.7)	89.1
Net interest income	39.0	4.0	1.5	(2.5)	0.1	40.6
Non-interest income	4.4	2.0	2.9	0.1	(3.3)	6.1
Non-interest expense	20.8	4.1	3.8	3.0	(3.1)	28.6
Net income	13.5	0.8	0.4	(3.7)	0.0	11.0
Wealth Management assets under management	—	—	1,239.8	—	—	1,239.8
Wealth Management fee revenue	—	—	2.9	—	—	2.9

2001	The PrivateBank (Chicago)	The PrivateBank (St. Louis)	Wealth Management	Holding Company Activities	Intersegment Eliminations (2)	Consolidated
Total assets	$1,077.7	$96.6	$—	$92.4	$(89.9)	$1,176.8
Total deposits	800.6	50.2	—	—	(0.3)	850.5
Total borrowings (1)	183.4	38.1	—	30.0	—	251.5
Total loans	708.3	73.5	—	—	(1.0)	780.8
Total capital	82.9	7.6	—	62.3	(90.5)	62.3
Net interest income	27.8	1.8	—	(2.1)	0.5	28.0
Non-interest income	5.7	0.7	2.7	0.0	(3.0)	6.1
Non-interest expense	19.1	2.7	1.4	1.9	(2.4)	22.7
Net income	9.2	(0.5)	0.5	(2.5)	(0.5)	6.2
Wealth Management assets under management	—	—	722.7	—	—	722.7
Wealth Management fee revenue	—	—	2.7	—	—	2.7

(1)	Includes long-term debt-trust preferred securities for the Holding Company segment.

(2)	Intersegment elimination for gross loans reflects the exclusion of the unearned income for management reporting purposes. The intersegment elimination for total capital reflects the elimination of the net investment in The PrivateBank (Chicago) and The PrivateBank (St. Louis) in consolidation. The intersegment elimination for total deposits reflects the elimination of the holding company’s cash deposited at The PrivateBank (Chicago). The intersegment eliminations include adjustments necessary for each category to agree with the related consolidated financial statements.

NOTE 3—EARNINGS PER SHARE

The following table shows the computation of basic and diluted earnings per share (in thousands, except per share data):

	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Year Ended December 31, 2003
Basic Earnings Per Share—
Income available to common stockholders	$19,069	8,487	$2.25

Effect of Dilutive Stock Options	—	503

Diluted Earnings Per Share—
Income available to common stockholders	$19,069	8,990	$2.12

Year Ended December 31, 2002
Basic Earnings Per Share—
Income available to common stockholders	$11,007	7,371	$1.49

Effect of Dilutive Stock Options	—	404

Diluted Earnings Per Share—
Income available to common stockholders	$11,007	7,775	$1.42

Year Ended December 31, 2001
Basic Earnings Per Share—
Income available to common stockholders	$6,200	7,057	$0.88

Effect of Dilutive Stock Options	—	217

Diluted Earnings Per Share—
Income available to common stockholders	$6,200	7,274	$0.85

During 2003, 2002, and 2001 the entire amount of unexercised option shares of 875,842, 818,798 and 1,015,328, respectively, are included in the diluted earnings per share calculation as all options of the Company were dilutive. The exercise prices for previously granted stock options ranged from $5.21 to $43.95 in 2003, from $4.58 to $15.00 in 2002, and $4.17 to $12.00 in 2001.

The year to date earnings per share calculation as of December 31, 2003 does not equal the sum of the individual quarter earnings per share amounts. Based upon the application of FASB Statement No. 128, “Earnings per Share,” a difference arises that is attributable to the impact of the Company’s common stock offering on July 30, 2003.

NOTE 4—SECURITIES

The par value and amortized cost of securities as of December 31, 2003 and December 31, 2002 were as follows (in thousands):

	December 31, 2003
	Par Value	Gross Unamortized Premium	Gross Unaccreted Discount	Amortized Cost
Investment Securities—Available for Sale
U. S. Government Agency Mortgage-Backed Securities and Collateralized Mortgage Obligations	$231,875	$7,962	$(745)	$239,092
Corporate Collateralized Mortgage Obligations	4,910	—	—	4,910
Tax-Exempt Municipal Securities	216,747	7,830	(32,160)	192,417
Taxable Municipal Securities	3,855	—	—	3,855
Federal Home Loan Bank Stock	209,633	—	—	209,633
Other	4,288	200	(125)	4,363

	$671,308	$15,992	$(33,030)	$654,270

	December 31, 2002
	Par Value	Gross Unamortized Premium	Gross Unaccreted Discount	Amortized Cost
Investment Securities—Available for Sale
U. S. Government Agency Mortgage-Backed Securities and Collateralized Mortgage Obligations	$147,546	$7,967	$(3)	$155,510
Corporate Collateralized Mortgage Obligations	17,902	264	—	18,166
Tax-Exempt Municipal Securities	140,025	5,751	(19,272)	126,504
Taxable Municipal Securities	4,615	—	(33)	4,582
Federal Home Loan Bank Stock	155,606	—	—	155,606
Other	12,849	557	(126)	13,280

	$478,543	$14,539	$(19,434)	$473,648

The amortized cost and the estimated fair value of securities as of December 31, 2003 and December 31, 2002 were as follows (in thousands):

	December 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investment Securities—Available-for-Sale
U. S. Government Agency Mortgage-Backed Securities and Collateralized Mortgage Obligations	$239,092	$4,695	$(1,060)	$242,727
Corporate Collateralized Mortgage Obligations	4,910	—	(1)	4,909
Tax-Exempt Municipal Securities	192,417	11,141	(163)	203,395
Taxable Municipal Securities	3,855	2	—	3,857
Federal Home Loan Bank Stock	209,633	—	—	209,633
Other	4,363	391	(13)	4,741

	$654,270	$16,229	$(1,237)	$669,262

	December 31, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investment Securities—Available-for-Sale
U. S. Government Agency Mortgage-Backed Securities and Collateralized Mortgage Obligations	$155,510	$3,132	$(248)	$158,394
Corporate Collateralized Mortgage Obligations	18,166	509	—	18,675
Tax-Exempt Municipal Securities	126,504	8,332	—	134,836
Taxable Municipal Securities	4,582	114	—	4,697
Federal Home Loan Bank Stock	155,606	—	—	155,606
Other	13,280	1,533	—	14,812

	$473,648	$13,620	$(248)	$487,020

The following table presents the age of gross unrealized losses and fair value by investment category.

	December 31, 2002
	Less than 12 months		Over 12 months		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Investment Securities—Available-for-Sale
U.S. Government Agency Mortgage-Backed Securities and Collateralized Mortgage Obligations	$72,928	$(999)	$10,116	$(61)	$83,044	$(1,060)
Corporate Collateralized Mortgage Obligations	946	(1)	—	—	946	(1)
Tax-Exempt Municipal Securities	8,615	(163)	—	—	8,615	(163)
Other	627	(13)	—	—	627	(13)

Total	83,116	(1,176)	10,116	(61)	93,232	(1,237)

Management does not believe any individual unrealized loss as of December 31, 2003 represents an other-than-temporary impairment. The unrealized losses reported for mortgage-backed securities relate primarily to securities issued by FNMA, FHLMC and private institutions. These unrealized losses are primarily attributable to changes in interest rates and individually were 2% or less of their respective amortized cost basis. The unrealized losses associated with the asset-backed securities relate primarily to securities collateralized by home equity and manufactured housing loans. These unrealized losses were also mainly attributed to changes in interest rates and were individually 2% or less of their respective amortized cost basis. The Corporation has both the intent and ability to hold the securities contained in the previous table for a time necessary to recover the amortized cost.

The amortized cost and estimated fair value of securities at December 31, 2003, by expected maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because obligors may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
Due within one year	$72,896	$84,877
Due after one year through five years	88,747	90,473
Due after five years through ten years	82,875	73,511
Due after ten years	199,761	210,410
Securities with no stated maturity	209,991	209,991

	$654,270	$669,262

During 2003 and 2002, securities were sold for total proceeds of $36,460,802 and $88,965,364, respectively, resulting in net gains of approximately $2,182,442 and $11,302, respectively. Gross gains and gross losses for 2003 were $2,657,679 and $475,237, respectively. Taxes related to gross gains and gross losses on investment securities for 2003 were $903,611 and $161,581, respectively.

At December 31, 2003, securities with a market value of $325.9 million were pledged to secure public funds, trust deposits and other collateralized deposits for other purposes as required or permitted by law.

In the opinion of management, there were no investments in securities at December 31, 2003 that constituted an unusual credit risk for the Company. As market interest rates continued to decline to historic lows late in the third quarter of 2002, in order to protect a portion of the portfolio appreciation should rates rise, the Company entered into a $25 million swap. The Company swapped the 10-year rate for 3-month LIBOR to act as an economic hedge to a portion of the available-for-sale municipal securities in the portfolio. The December 31, 2003 fair market value adjustment on this swap resulted in the trading loss of $238,000. Net securities gains of $1.7 million during the year included a charge of $553,000 related to an other-than-temporary impairment write-down on the Company’s interest-only collateralized mortgage obligation (CMO) portfolio. At December 31, 2003, the remaining book value of the interest-only CMO portfolio was zero.

Change in fair value of securities available for sale is presented on a net basis in the Consolidated Statement of Changes in Stockholders’ Equity. The following table discloses the changes in other comprehensive income as of December 31, 2003 and 2002 on a gross basis (in thousands):

	December 31, 2003
	Amount Before Tax	Tax Expense	Amount Net of Tax
Change in unrealized gains on securities available for sale	$3,400	$1,156	$2,244
Less: reclassification adjustment for gain included in net income	1,759	598	1,161

Net unrealized gains	$1,641	$558	$1,083

	December 31, 2002
	Amount Before Tax	Tax Expense	Amount Net of Tax
Change in unrealized gains on securities available for sale	$12,893	$4,382	$8,511
Less: reclassification adjustment for gain included in net income	11	3	8

Net unrealized gains	$12,882	$4,379	$8,503

NOTE 5—LOANS

Amounts outstanding by selected loan categories at December 31, 2003 and 2002, including net unamortized deferred loan fees of $3.5 million and $3.1 million, respectively, were as follows (in thousands):

	2003	2002
Real estate—
Residential	$69,541	$72,289
Commercial	639,296	452,703
Construction	162,878	123,204
Commercial	181,062	165,993
Personal(1)	171,880	151,452

	$1,224,657	$965,641

(1)	Includes Home Equity loans and overdrafts

As of December 31, 2003, a $36,500 loan was designated as nonaccrual, for which $3,650 is specifically reserved. The average balance of impaired loans amounted to $828,500 in 2003 and $1.7 million in 2002. The interest income that would have been recorded if the non-accrual loans had been current in accordance with their original terms was $45,060 in 2003, $104,233 in 2002, and $108,913 in 2001. Please refer to page 41 in this Form 10-K for additional disclosure on loans past due 90 days or more.

NOTE 6—ALLOWANCE FOR LOAN LOSSES

The changes in the allowance for loan losses for the three years ended December 31 were as follows (in thousands):

	2003	2002	2001
Beginning balance	$11,585	$8,306	$6,108
Loans charged off	(1,218)	(750)	(1,052)
Loans recovered	360	167	71
Provision for loan losses	4,373	3,862	3,179

Ending balance	$15,100	$11,585	$8,306

NOTE 7—PREMISES AND EQUIPMENT

Bank and building premises and equipment at December 31, 2003 and 2002, consisted of the following (in thousands):

	2003	2002
Land	$110	$110
Building	1,574	1,640
Furniture, fixtures and equipment	7,362	6,856
Leasehold improvements	5,727	5,220

	14,773	13,826
Accumulated depreciation and amortization	(8,540)	(6,975)

Premises and equipment, net	$6,233	$6,851

Included in occupancy expense in the consolidated statements of income is depreciation and amortization expense of $1.6 million, $1.5 million, and $1.6 million for 2003, 2002 and 2001, respectively.

Each of the banks leases their main banking facilities and certain branch facilities under noncancellable operating lease agreements. The minimum annual rental commitments under these leases, at December 31, 2003, are as follows:

2004	$1,582,227
2005	1,523,068
2006	1,137,240
2007	624,030
2008	563,405
2009 and thereafter	229,592

Total rental commitments	$5,659,562

Total rent expense, including expenses paid for common area maintenance, included in the consolidated statements of income was $2.4 million, $2.2 million, and $1.9 million for 2003, 2002 and 2001, respectively.

NOTE 8—INCOME TAXES

The components of the total income tax provision in the consolidated statements of income for the years ended December 31, 2003, 2002 and 2001 are as follows (in thousands):

	2003	2002	2001
Income tax provision—
Current—
Federal	$4,296	$1,630	$2,226
State	150	108	—

	4,446	1,738	2,226
Deferred—
Federal	2,424	1,535	(175)
State	439	—	—

	2,863	1,535	(175)

Total	$7,309	$3,273	$2,051

A summary reconciliation of the differences between the total income tax provision (benefit) and the amounts computed at the statutory federal tax rate of 34% for the years ended December 31, 2003, 2002 and 2001 is as follows (in thousands):

	2003	2002	2001
Income tax provision at statutory federal income tax rate	$8,968	$4,855	$2,805
Increase (decrease) in taxes resulting from:
Tax-exempt income	(2,290)	(1,865)	(1,182)
Bank owned life insurance	(178)	(204)	(44)
Zone academy bond credits	(251)	(237)	—
State income taxes	589	10	—
Other	471	714	472

Provision for income taxes	$7,309	$3,273	$2,051

The net deferred tax liability is included in other liabilities in the consolidated balance sheet as of December 31, 2003 and 2002. Deferred tax assets and liabilities result from temporary differences between the carrying amounts of assets and liabilities in the financial statements and their related tax bases. The components of the net deferred tax balances as of December 31, 2003 and 2002 are as follows (in thousands):

	2003	2002
Gross deferred tax assets—
Allowance for loan losses	$5,423	$3,611
Leasehold improvements	533	588
Trading swap fair value adjustment	450	321
Amortization of restricted stock	378	262
Illinois net deduction carryforward	—	652
Valuation allowance on Illinois net deduction carryforward	—	(652)
Other (1)	796	256

Gross deferred tax assets, net of valuation allowance	7,580	5,038

Gross deferred tax liabilities—
Federal Home Loan Bank stock dividends	(7,983)	(3,886)
Unrealized gain on securities available for sale	(5,711)	(4,547)
Goodwill amortization	(842)	(280)
Other	(1,005)	(259)

Gross deferred tax liabilities	(15,541)	(8,972)

Net deferred tax liabilities	$(7,961)	$(3,934)

(1)	Other tax assets include an alternative minimum tax credit carryforward in the amount of $447,196 as of December 31, 2003 which does not expire.

NOTE 10—DEPOSITS AND FUNDS BORROWED

The maturity distribution of time deposits of $100,000 or greater and a summary of all funds borrowed and outstanding and the rate in effect on such borrowings at December 31, 2003, 2002 and 2001 is presented in the table below:

Time Deposits $100,000 and greater:	12/31/03	12/31/02

Three months or less	$277,701	$162,619
Over three through six months	97,904	57,568
Over six through twelve months	176,671	132,036
Over twelve months	173,047	146,646

Total	$725,323	$498,869

Funds Borrowed:	Current Rate	Maturity	12/31/03	12/31/02
Long Term Funds Borrowed
FHLB fixed advance (1)	4.16%	09/04/07	$25,000	—
Subordinated note	3.35	02/11/07	—	5,000
FHLB fixed advance	2.87	11/14/06	25,000	—
FHLB fixed advance	2.43	07/17/06	1,000	—
FHLB fixed advance	2.12	01/17/06	2,000	—
FHLB fixed advance	2.28	01/03/06	10,000	—
FHLB fixed advance	2.31	11/07/05	2,000	—
FHLB fixed advance (2)	6.50	10/24/05	26,225	26,616
FHLB fixed advance	2.40	09/06/05	5,000	—
FHLB fixed advance	1.83	07/15/05	3,000	—
FHLB fixed advance	1.91	06/15/05	7,000	—
FHLB fixed advance	1.96	06/15/05	25,000	—
FHLB fixed advance	1.95	05/09/05	2,000	—

Total Long Term Funds Borrowed			$133,225	$31,616

Short Term Funds Borrowed
FHLB fixed advance	1.59%	12/15/04	$10,000	$—
FHLB fixed advance	1.56	12/13/04	2,000	—
FHLB fixed advance	1.74	11/08/04	3,000	—
FHLB fixed advance	1.56	11/16/04	5,000	—
FHLB fixed advance	1.57	10/25/04	2,000	—
FHLB fixed advance	1.61	01/13/04	1,000	—
FHLB fixed advance	6.21	12/05/03	—	30,000
FHLB fixed advance	4.30	02/01/02	—	—
FHLB fixed advance	1.73	11/07/03	—	6,000
FHLB fixed advance	2.21	07/17/03	—	1,000
FHLB fixed advance	2.74	07/17/03	—	1,000
FHLB fixed advance	2.46	06/16/03	—	500
FHLB fixed advance	2.70	05/08/03	—	1,000
Borrowing under revolving line of credit facility	3.50	04/11/03	—	25,000
FHLB fixed advance	2.98	03/10/03	—	1,000
FHLB fixed advance	2.38	01/13/03	—	1,000
FHLB fixed advance	5.89	11/12/02	—	—
FHLB fixed advance	5.89	12/20/02	—	—
FHLB fixed advance	5.91	06/21/02	—	—
FHLB fixed advance	5.33	07/22/02	—	—
FHLB fixed advance	4.21	05/13/02	—	—
FHLB fixed advance	5.02	03/06/02	—	—
FHLB fixed advance	5.21	01/22/02
FHLB open line advance	1.48	daily	—	9,700
Fed funds purchased	1.11	daily	50,000	98,000
Demand repurchase agreements (3)	0.90	daily	13,338	4,138

Total Short Term Funds Borrowed			86,338	178,338

Total funds borrowed			$219,563	$209,954

Total short term borrowings:
Average balance outstanding			$117,792	$102,017
Maximum amount outstanding at any month-end during the year			197,477	182,746
Balance outstanding at end of year			86,338	178,338
Weighted average interest rate during year			0.97%	3.42%
Weighted average interest rate at end of year			1.21	2.57

(1)	The Company has the right to cancel this advance after one year and semi-annually thereafter with 5 business day written notice.

(2)	This FHLB advance is subject to a fair value hedge utilizing an interest rate swap with a fair value of $2.0 million. The contractual par amount on the advance is $25.0 million.

(3)	Demand repurchase agreements are a form of retail repurchase agreements offered to certain clients of The PrivateBank (Chicago). Funds are swept each business day from the client’s demand deposit account. These amounts are not deposits and are not insured, but are secured by a pool of securities pledged specifically for this purpose.

Membership in the Federal Home Loan Bank System gives us the ability to borrow funds from the Federal Home Loan Bank of Chicago and from the Federal Home Loan Bank of Des Moines for short- or long-term purposes under a variety of programs. We have periodically used services of the FHLB for funding needs and other correspondent services.

During 2003, we increased our use of Federal Home Loan Bank advances to fund loan and investment securities growth. Management anticipates that our reliance on Federal Home Loan Bank borrowings as a funding source will likely continue to increase in 2004 to the extent that rates on Federal Home Loan Bank advances continue to be more attractive than brokered deposit pricing. Federal Home Loan Bank borrowings totaled $156.2 million at December 31, 2003 compared to $77.8 million at December 31, 2002. During the third quarter of 2003, the Company prepaid a $30.0 million, 6.21% fixed rate Federal Home Loan Bank advance that was scheduled to mature on December 5, 2003. The Company replaced the advance and other maturing short-term advances with several longer-term FHLB advances at lower rates during the third and fourth quarters of 2003 totaling $112.0 million. The Company received two additional advances from the FHLB on the last day of the year; a $10.0 million advance at 2.28% scheduled to mature on December 31, 2005 and a $7.0 million advance at 1.91% scheduled to mature on June 15, 2005.

In February 2002, the Company renewed the term on an $18.0 million revolving credit facility with a commercial bank originally entered into in February 2000. On April 11, 2002, the loan agreement was amended and the revolving line was increased to $25.0 million. On December 24, 2002, the loan agreement was amended to increase the revolving line to $35.0 million and to extend the maturity to December 1, 2003. On December 31, 2003, the loan agreement was amended to increase the revolving line to $40.0 million and to extend the maturity to December 1, 2004. The interest rate on any borrowings under this revolving line resets quarterly, and is based on, at our option, either the lender’s prime rate or three-month LIBOR +120 basis points with a floor of 3.50%. Historically, the Company has elected to pay interest based on the three-month LIBOR rate +120 basis points. On July 30, 2003, the outstanding balance on the line of credit was paid in full using proceeds from the common stock offering completed on July 30, 2003. The payoff included interest of $84,583.

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

The scheduled maturities of time deposits (including brokered deposits) as of December 31, 2003, for the years 2004 through 2008 and thereafter, are as follows:

For year ending December 31,
2003	$582,100
2004	89,958
2005	41,841
2006	32,159
2007 and thereafter	18,874

Total	$764,932

NOTE 11—LONG TERM DEBT—TRUST PREFERRED SECURITIES

Effective February 8, 2001, PrivateBancorp Capital Trust I, a newly created Delaware statutory trust and wholly owned finance subsidiary of the Company, issued 2,000,000 shares (including the underwriters’ overallotment) of 9.50% trust preferred securities, which represent preferred undivided interests in the assets of the trust. The sole assets of the trust are 9.50% junior subordinated debentures issued by the Company with a maturity date of December 31, 2030.

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

The trust preferred securities are recorded as long-term debt of the Company. The preferred securities are eligible for treatment as Tier 1 capital as allowed by the Federal Reserve.

NOTE 12—EMPLOYEE SAVINGS AND INCENTIVE PLANS

a.	Savings and Retirement Plan

The Company maintains The PrivateBancorp, Inc. Savings and Retirement Plan (the “Plan”) pursuant to Section 401(k) of the Internal Revenue Code, whereby eligible employees may contribute a percentage of compensation, but not in excess of the maximum amount allowed under the Code. The banks can make discretionary contributions to the Plan as determined and approved by the bank’s board of directors. Total discretionary contributions to the Plan amounted to $304,178, $239,867, and $112,387 in 2003, 2002 and 2001, respectively.

b.	Stock Options

The Company has stock options outstanding under its Stock Incentive Plan and the Incentive Compensation Plan approved by shareholders in 2003 of 679,267 and 188,700 shares, respectively for each plan. For the options that have been granted under each of the plans, the option price is not less than the fair market value on the date of grant. All options have a term of 10 years. Options are first exercisable beginning at least two years following the date of grant.

At December 31, 2003, the Incentive Compensation Plan had 224,490 shares available to be granted under the Plan either pursuant to the granting of stock options, as restricted stock awards or as deferred stock units. No shares remain available for grant under the Stock Incentive Plan.

Since 1992, the Company has compensated nonemployee directors with annual option grants. The option price of the director options is fair market value on the date of grant, and the exercise period is 10 years from the date of grant.

The following table summarizes the status of the Company’s stock option agreements and stock option program as of December 31, 2003 and 2002, adjusted to reflect our 3-for-2 stock split effective January 17, 2003, and changes during the years then ended:

	2003		2002
	Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	818,798	$8.77	1,014,953	$7.99
Granted	188,700	34.59	21,750	15.00
Exercised	(131,656)	6.08	(212,796)	5.79
Forfeited	(7,875)	27.62	(5,109)	9.02

Outstanding at end of year	867,967	$14.75	818,798	$8.77

Options exercisable at year-end	535,373		356,915
Weighted average fair value of options granted during the year	$34.59		$15.00

The range of exercise prices was $5.21 to $43.95 and the weighted average remaining contractual life was six years for stock options outstanding as of December 31, 2003.

The following table presents the range of exercise prices for the stock option grants outstanding at December 31, 2003.

Exercise Price Range	Stock Options Outstanding
$5.21 - $9.08	289,215
$9.33 - $11.46	248,535
$12.00 - $43.95	330,217

Total stock options outstanding	867,967

c.	Restricted Stock

In 2003 and 2002, the Company awarded the following restricted share grants:

Grant Date	Shares Granted	Price
2002:
January 2002	2,550	$15.0000

Grant Date	Shares Granted	Price
2003:
August 2003	78,350	$34.4600
November 2003	1,000	43.9500

Restricted shares carry voting and dividend rights. Sale of the shares is restricted prior to vesting. Subject to continued employment, vesting occurs five years from the date of grant. Shares issued under the plan are recorded at their fair market value on the date of grant with a corresponding charge to deferred compensation. The deferred compensation, a component of stockholders’ equity, is being amortized as compensation expense on a straight-line basis over the vesting period. Included in salaries and employee benefits in the consolidated statements of income is compensation expense for restricted shares of $356,852, $306,026, and $275,771 for 2003, 2002 and 2001, respectively. During 2003, 12,000 restricted shares were forfeited due to departures of employees prior to the completion of the vesting period, compared to 4,500 shares in the prior year period.

d.	Deferred Compensation Plan

The Company established a deferred compensation plan on April 24, 2003 as part of its Incentive Compensation Plan that was approved by shareholders. The purpose of the Company’s Deferred Compensation Plan is to further the Company’s ability to attract and retain high quality executives and non-employee directors. The Plan also furthers the retention of stock ownership of participants by facilitating deferral of gains resulting from the exercise of nonqualified stock options or the receipt of shares pursuant to awards under the Company’s Stock Incentive Plan and the Incentive Compensation Plan, and conversion of cash compensation into deferred stock units representing the right to receive, on a one-for-one basis, shares of Company Common Stock. The Deferred Compensation Plan permits the deferral of base compensation, bonus compensation, and/or cash and the receipt of shares of Common Stock pursuant to exercises of non-qualified stock options and pursuant to other awards under the Company’s Incentive Compensation Plan. The Deferred Compensation Plan is structured as a “nonqualified plan” under applicable IRS and Department of Labor guidelines. At December 31, 2003, 1,697 deferred stock units were recorded in the plan.

NOTE 13—RELATED-PARTY TRANSACTIONS

An analysis of loans made to directors and executive officers of the Company and the banks follows:

Balance, December 31, 2002	$14,830,521
Additions	9,552,293
Collections	(6,010,698)

Balance, December 31, 2003	$18,372,117

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

During 2003, the PrivateBank (Chicago) acquired phone and video conferencing equipment and related services with a total cost of $595,833 through an information technology company, Worknet, Inc. William Castellano, who is one of the Company’s directors, is the chairman and CEO of that Company. During 2002 and 2001, the Company paid Worknet $176,244 and $5,000, respectively, for services rendered.

During 2003, 2002, and 2001, The PrivateBank (Chicago) incurred professional fees for services provided by the law firm Spitzer, Addis, Susman & Enders in the amount of approximately $262,020, $309,378, and $263,264, respectively. Michael Susman, who is one of the Company’s directors, is a partner of that firm.

From February through May of 2003, the Company paid Stealth Road Partners approximately $132,000 for management services of the investment portfolio. John Gorman, who is one of the Company’s directors, is a partner of that firm.

Mr. Mandell’s daughter-in-law is employed by The PrivateBank (Chicago) as a Managing Director. In 2003, she was paid an aggregate salary and bonus of $125,000, granted options to purchase 1,500 shares of the Company’s common stock at an exercise price of $34.46 per share and awarded 750 shares of restricted stock. Mr. Goldstein’s son-in-law is employed as a Managing Director of Lodestar Investment Counsel, LLC, a subsidiary of The PrivateBank (Chicago). He received an aggregate salary and bonus of $182,661 in 2003.

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

As the swap qualifies as a fair value hedge, changes in the fair value of the interest rate swap and the changes in the fair value of the advance from the date of designation are recorded through income. At December 31, 2003, the interest rate swap is recorded in other assets on the consolidated balance sheet at its fair value of $2.0 million.

In the third quarter of 2002, the Company entered into a $25 million swap in order to protect a portion of the municipal investment security portfolio appreciation should rates rise. The Company swapped the 10-year rate for 3-month LIBOR to act as an economic hedge to a portion of the available-for-sale municipal securities in the portfolio. At December 31, 2003, the market value of the interest rate swap associated with this economic hedge was recorded in other liabilities at its fair value of $486,425.

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

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments, assuming that the amounts are fully advanced and that collateral or other security is of no value. The banks use the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. At December 31, 2003 and 2002, the banks had the following categories of credit-related financial instruments:

	2003	2002
	(in thousands)
Commitments to extend credit	$422,413	$388,696
Standby letters of credit	40,335	37,936

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

Standby letters of credit are conditional commitments issued by the banks to guarantee the performance of a client to a third-party. Those guarantees are primarily issued to support commercial business activities of bank clients. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to clients. The bank holds collateral supporting those commitments for which collateral is deemed necessary. It is the banks’ general policy to require third-party guarantees on all standby letters of credit regardless of the collateral used to secure a standby letter of credit. The majority of our standby letters of credit are secured by cash or other collateral.

The following table summarizes the maturity of standby letters of credit and commitments to extend credit:

	Expiring in:
	Total	2004	2005-2006	2007-2008	2009+
	(in thousands)
Standby letters of credit	$40,335	$33,629	$2,523	$4,066	117
Commitments to extend credit	422,413	243,823	112,471	27,168	$38,951

Total	$462,748	$277,452	$114,994	$31,234	$39,068

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

NOTE 16—ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

The following presents the carrying value and estimated fair value of the various classes of financial instruments held by the Company and its subsidiaries at December 31, 2003 and 2002. This information is presented solely for compliance with FAS No. 107 “Disclosures about Fair Value of Financial Instruments,” and is subject to change over time based on a variety of factors. Because no active market exists for a significant portion of the financial instruments presented below and the inherent imprecision involved in the estimation process, management does not believe the information presented reflects the amounts that would be received if the Company’s assets and liabilities were sold nor does it represent the fair value of the Company as an entity.

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

	December 31, 2003		December 31, 2002
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in thousands)
Assets—
Cash and cash equivalents	$50,100	$50,100	$34,787	$34,787
Securities	669,262	669,262	487,020	487,020
Loans held for sale	4,420	4,420	14,321	14,321
Net loans	1,209,557	1,235,114	954,056	988,352
Accrued interest receivable	7,868	7,868	9,427	9,427
Interest rate swap	2,048	2,048	2,925	2,925
Bank owned life insurance	11,254	11,254	10,729	10,729
Liabilities—
Deposits with no stated maturity	782,427	782,427	642,820	642,820
Time deposits	764,933	768,805	562,451	535,576

Total deposits	$1,547,359	$1,551,232	$1,205,271	$1,205,272
Accrued interest payable	5,053	5,053	4,986	4,986
Funds borrowed	219,563	219,716	209,954	209,377
Long-term debt—trust preferred securities	20,000	20,014	20,000	21,980

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

The Company’s commitments to originate loans and unused lines and outstanding letters of credit are primarily at market-based interest rates, and therefore there is no fair value adjustment.

NOTE 17—REGULATORY REQUIREMENTS

The banks are subject to federal and state laws, which restrict the payment of dividends to the Company. Based on these restrictions, at January 1, 2004, The PrivateBank (Chicago) could have declared $44,148,887 in dividends without requesting approval of the applicable federal or state regulatory agency. As of January 1, 2004, The PrivateBank (St. Louis) could have declared $2,104,272 in dividends without requesting approval of the applicable federal or state regulatory agency.

The PrivateBank (Chicago) is required to maintain non-interest-bearing cash balances with the Federal Reserve based on the types and amounts of deposits held. During 2003 and 2002, the average balances maintained to meet the requirement were $12,831,000 and $6,122,000, respectively.

The Company and the banks are subject to various regulatory capital requirements as established by the applicable federal or state banking regulatory authorities. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the banks must meet specific capital guidelines that involve quantitative measures of the banks’ assets, liabilities and certain off-balance sheet items. The quantitative measures for capital adequacy require the Company and the banks to maintain minimum amounts and ratios of total and Tier 1 capital to risk weighted assets and of Tier 1 capital to average assets (leverage). The Company’s and the banks’ capital components, classification, risk weightings and other factors are also subject to qualitative judgments by regulators. Failure to meet minimum capital requirements can initiate certain actions by regulators that, if undertaken, could have a material effect on the Company’s financial statements. Prompt corrective action provisions are not applicable to bank holding companies. Management believes that as of December 31, 2003, the Company and the banks meet all minimum capital adequacy requirements to which they are subject.

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

The following table presents selected capital information for the Company (Consolidated), The PrivateBank (Chicago) and The PrivateBank (St. Louis) as of December 31, 2003 and 2002 (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2003—
Total risk-based capital—
Consolidated	$170,531	12.71%	$107,326	8.00%
The PrivateBank (Chicago)	128,302	10.86	94,493	8.00	$118,116	10.00%
The PrivateBank (St. Louis)	17,129	10.92	12,549	8.00	15,686	10.00
Tier 1 risk-based capital—
Consolidated	$155,431	11.59	$53,663	4.00
The PrivateBank (Chicago)	115,071	9.74	47,246	4.00	$70,870	6.00
The PrivateBank (St. Louis)	15,260	9.73	6,274	4.00	9,412	6.00
Tier 1 (leverage) capital—
Consolidated	$155,431	8.25	$75,337	4.00
The PrivateBank (Chicago)	115,071	6.80	67,690	4.00	$84,612	5.00
The PrivateBank (St. Louis)	15,260	8.17	7,475	4.00	9,343	5.00
As of December 31, 2002—
Total risk-based capital—
Consolidated	$94,109	8.29%	$90,845	8.00%
The PrivateBank (Chicago)	104,249	10.26	81,305	8.00	$101,631	10.00%
The PrivateBank (St. Louis)	14,230	12.05	9,445	8.00	11,807	10.00
Tier 1 risk-based capital—
Consolidated	$78,524	6.91	$45,422	4.00
The PrivateBank (Chicago)	93,918	9.24	40,652	4.00	$60,978	6.00
The PrivateBank (St. Louis)	12,976	10.99	4,723	4.00	7,084	6.00
Tier 1 (leverage) capital—
Consolidated	$78,524	5.47	$57,455	4.00
The PrivateBank (Chicago)	93,918	7.25	51,842	4.00	$64,802	5.00
The PrivateBank (St. Louis)	12,976	9.47	5,482	4.00	6,852	5.00

NOTE 18—CONTINGENT LIABILITIES

Because of the nature of its activities, the Company is from time to time involved in legal actions that arise in the normal course of business. In the judgment of management, after consultation with legal counsel, none of the litigation to which the Company or its subsidiaries is a defendant is expected to have a material effect, either individually or in the aggregate, on the consolidated financial position, results of operations or cash flows of the Company.

NOTE 19—PRIVATEBANCORP, INC. (PARENT COMPANY ONLY) CONDENSED FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS (Parent Company Only)

As of December 31, 2003 and 2002

	2003	2002
	(in thousands)
Assets
Cash and due from banks—bank subsidiaries	$21,997	$723
Investment in bank subsidiaries	161,855	135,901
Other assets	4,206	3,125

Total assets	$188,058	$139,749

Liabilities and Stockholders’ Equity
Funds borrowed	$—	$30,000
Long-term debt—trust preferred securities	20,000	20,000
Other liabilities	1,102	657

Total liabilities	21,102	50,657

Stockholders’ equity	166,956	89,092

Total liabilities and stockholders’ equity	$188,058	$139,749

CONDENSED STATEMENTS OF INCOME (Parent Company Only)

For the Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001
	(in thousands)
Operating income:
Interest income	$80	$—	$—
Interest expense	2,616	2,553	2,127

Net interest expense	(2,536)	(2,553)	(2,127)

Non interest income:
Other income	202	115	12

Operating expense:
Amortization of deferred compensation	375	306	276
Other	2,850	2,731	1,652

Total	3,225	3,037	1,928

Loss before income taxes and equity in undistributed net income of bank subsidiaries	(5,559)	(5,475)	(4,043)
Income tax benefit	(1,779)	(1,772)	(1,547)

Loss before equity in undistributed net income of bank subsidiaries	(3,780)	(3,703)	(2,496)

Equity in undistributed net income of bank subsidiaries	22,849	14,710	8,696

Net income	$19,069	$11,007	$6,200

The Parent Company Only Statements of Changes in Stockholders’ Equity are the same as the Consolidated Statements of Changes in Stockholders’ Equity.

CONDENSED STATEMENTS OF CASH FLOWS (Parent Company Only)

For the Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001
	(in thousands)
Cash flows from operating activities:
Net income	$19,069	$11,007	$6,200
Adjustments to reconcile net income to net cash used in operating activities—
Equity in net income of bank subsidiaries	(22,849)	(14,710)	(8,696)
Amortization of deferred compensation	375	306	276
Decrease (increase) in other assets	72	275	(646)
(Decrease) increase in other liabilities	(796)	416	386
Other, net	(1,664)	1,198	(269)

Total adjustments	(24,861)	(12,515)	(8,949)

Net cash used in operating activities	(5,793)	(1,508)	(2,749)

Cash flows from investing activities:
Net capital investments in bank subsidiaries	(4,000)	(23,750)	(5,000)
Proceeds from bank subsidiary for Lodestar acquisition	—	5,589	—
Repayment of investment in subsidiaries	3,538	—	—
Purchase of premises	—	(1,750)	—

Net cash used in investing activities	(462)	(19,911)	(5,000)

Cash flows from financing activities:
Funds borrowed	5,000	20,000	5,000
Issuance of long-term debt—trust preferred securities	—	—	20,000
Repayment of funds borrowed	(35,000)	—	(18,000)
Proceeds from secondary offering	58,270	—	—
Proceeds from exercise of stock options	669	1,522	1,259
Repayment of loan to executive officer	—	950	—
Dividends paid	(1,410)	(691)	(520)

Net cash provided by financing activities	27,529	21,781	7,739

Net increase (decrease) in cash and cash equivalents	21,724	362	(10)
Cash and cash equivalents at beginning of year	723	361	371

Cash and cash equivalents at end of year	$21,997	$723	$361

Other cash flow disclosures:
Income taxes paid	$1,920	$1,325	$1,757

NOTE 20—CAPITAL TRANSACTIONS

On July 30, 2003, the Company completed its sale of 1,955,000 shares of common stock in an underwritten public offering. The public offering price was $31.25. Net proceeds to the Company totaled approximately $57.2 million.

PRIVATEBANCORP, INC. AND SUBSIDIARIES

SUPPLEMENTAL FINANCIAL DATA

Selected Quarterly Financial Data (unaudited)

The following are the consolidated results of operations on a quarterly basis:

	2003				2002
	Fourth	Third	Second	First	Fourth	Third	Second	First
	(In thousands except ratios and per share data)
Summary Income Statement
Interest Income
Loans, including fees	$16,588	$15,830	$15,208	$15,167	$14,043	$13,704	$12,665	$12,148
Federal funds sold and interest-bearing deposits	6	6	31	25	63	38	8	17
Securities	7,773	6,333	5,148	5,379	5,507	4,557	4,886	4,206

Total interest income	24,367	22,169	20,387	20,571	19,613	18,299	17,559	16,371
Interest expense	7,595	7,356	7,829	7,574	7,800	7,856	7,579	8,007

Net interest income	16,772	14,813	12,558	12,997	11,813	10,443	9,980	8,364
Provision for loan loss	1,595	1,092	730	956	914	828	1,609	511

Net interest income after provision for loan loss	15,177	13,721	11,828	12,041	10,899	9,615	8,371	7,853

Non-Interest income
Banking, wealth management services and other income	2,889	3,657	3,181	2,701	1,975	1,763	1,802	1,542
Securities gains (losses), net	(163)	(333)	2,310	(55)	(313)	280	274	(230)
Trading losses on swap	280	765	(1,054)	(230)	(282)	(662)	—	—

Total non-interest income	3,006	4,089	4,437	2,416	1,380	1,381	2,076	1,312

Non-Interest expense
Salaries and employee benefits	5,670	5,338	5,070	4,778	3,903	3,393	3,469	3,214
Amortization of intangibles	42	42	42	42	—	—	—	—
Occupancy expense	1,472	1,403	1,270	1,419	1,319	1,227	1,206	1,139
Other non-interest expense	3,182	3,820	3,374	3,180	2,712	2,468	2,438	2,119

Total non-interest expense	10,366	10,603	9,756	9,419	7,934	7,088	7,113	6,472

Minority interest expense	52	59	44	38	—	—	—	—
Income before income taxes	7,765	7,148	6,465	5,000	4,345	3,908	3,334	2,693
Provision for income taxes	2,042	2,018	1,852	1,397	1,125	875	724	549

Net income	$5,723	$5,130	$4,613	$3,603	$3,220	$3,033	$2,610	$2,144

Key Statistics
Diluted earnings per share	0.56	0.54	0.56	0.44	0.41	0.39	0.33	0.28
Basic earnings per share	0.59	0.57	0.60	0.47	0.43	0.41	0.35	0.29
Return on average total assets	1.19%	1.15%	1.10%	0.92%	0.88%	0.89%	0.82%	0.73%
Return on average total equity	14.03%	14.57%	18.81%	15.49%	15.99%	15.86%	15.07%	13.35%
Net interest margin	3.82%	3.64%	3.33%	3.68%	3.56%	3.46%	3.53%	3.18%
Yield on average earning assets	5.48%	5.37%	5.31%	5.73%	5.79%	5.90%	6.03%	6.02%
Cost of average paying liabilities	1.88%	1.94%	2.14%	2.20%	2.42%	2.63%	2.69%	3.06%
Efficiency ratio (tea)	50.1%	53.9%	55.0%	58.5%	57.3%	56.3%	55.4%	62.5%
Common Stock Information
Book value per share	$16.94	$16.37	$12.89	$12.29	$11.56	$10.71	$9.71	$8.80
Dividends paid per share	0.040	0.040	0.040	0.040	0.027	0.027	0.020	0.020
Outstanding shares at end of period	9,853,664	9,840,034	7,787,034	7,762,014	7,704,203	7,404,234	7,382,370	7,375,530

PRIVATEBANCORP, INC. AND SUBSIDIARIES

SUPPLEMENTAL FINANCIAL DATA

Selected Quarterly Financial Data (unaudited)

	2003				2002
	Fourth	Third	Second	First	Fourth	Third	Second	First
	(In thousands except ratios and per share data)
Number of Shares Used to Compute:
Basic earnings per share	9,660,655	9,009,234	7,649,749	7,600,804	7,422,471	7,392,542	7,378,748	7,287,033
Diluted earnings per share	10,290,510	9,574,802	8,174,011	8,142,210	7,912,101	7,809,603	7,808,900	7,613,646
Capital ratios
Total equity to total assets	8.41%	8.68%	5.70%	5.85%	5.77%	5.65%	5.38%	5.27%
Total risk-based capital ratio	12.71%	12.40%	8.38%	8.30%	8.29%	9.10%	9.37%	9.93%
Tier-1 risk-based capital ratio	11.59%	11.34%	7.07%	6.99%	6.91%	7.61%	7.84%	8.37%
Leverage ratio	8.25%	8.62%	5.23%	5.27%	5.47%	5.91%	6.07%	6.25%
Selected financial condition
Data (at end of period)
Total securities	$699,262	$647,433	$581,743	$505,876	$487,020	$403,192	$392,090	$388,728
Total loans	1,224,657	1,131,706	1,067,207	1,018,196	965,641	913,197	865,778	782,434
Total assets	1,984,923	1,857,102	1,759,676	1,628,995	1,543,414	1,404,326	1,332,008	1,231,208
Total deposits	1,547,359	1,476,046	1,445,590	1,365,343	1,205,271	1,163,327	1,074,475	981,865
Funds borrowed	219,563	164,491	170,433	124,933	209,954	125,422	154,499	155,523
Total stockholders’ equity	166,956	161,105	100,339	95,373	89,092	79,281	71,697	64,926
Credit quality
Non-performing assets:
Loans delinquent over 90 days	1,088	1,401	1,849	2,032	650	2,549	2,518	1,448
Nonaccrual loans	37	517	889	1,483	749	430	649	1,458
Other real estate	—	—	—	—	—	—	—	—

Total non-performing assets	$1,124	$1,918	$2,738	$3,515	$1,399	$2,979	$3,167	$2,906

Loans charged-off	367	335	435	81	4	165	515	66
Recoveries	7	89	253	11	33	70	25	39

Net charge-offs (recoveries)	$360	$264	$182	$70	$(29)	$95	$490	$27

Provision for loan losses	$1,595	$1,092	$730	$956	$914	$828	$1,609	$511

Key Ratios:
Net charge-offs to average loans	0.12%	0.09%	0.07%	0.03%	(0.01)%	0.04%	0.24%	0.01%
Total non-performing loans to total loans	0.09%	0.17%	0.26%	0.35%	0.14%	0.33%	0.37%	0.37%
Total non-performing assets to total assets	0.06%	0.10%	0.16%	0.22%	0.09%	0.21%	0.24%	0.24%
Loan Loss Reserve Summary:
Balance at beginning of period	$13,865	$13,019	$12,471	$11,585	$10,642	$9,909	$8,790	$8,306
Provision	1,595	1,092	730	956	914	828	1,609	511
Net charge-offs (recoveries)	360	246	182	70	(29)	95	490	27

Ending allowance for loan losses	$15,100	$13,865	$13,019	$12,471	$11,585	$10,642	$9,909	$8,790
Net loan charge-offs (recoveries):
Commercial real estate	$—	$—	$—	$—	$—	$—	$—	$—
Residential real estate	—	—	—	—	—	—	—	—
Commercial	312	327	92	1	(2)	46	481	18
Personal	48	(81)	90	69	(27)	49	9	9
Home equity	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—

Total net loan charge-offs (recoveries)	$360	$246	$182	$70	$(29)	$95	$490	$27

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIVATEBANCORP, INC.

By:	/s/ RALPH B. MANDELL

Ralph B. Mandell, Chairman, President and Chief Executive Officer

Date: March 10, 2004

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Ralph B. Mandell and Dennis L. Klaeser, and each of them, the true and lawful attorney-in-fact and agents of the undersigned, with full power of substitution and resubstitution, for and in the name, place and stead of the undersigned, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and hereby grants to such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully as to all intents and purposes as each of the undersigned might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ RALPH B. MANDELL Ralph B. Mandell	Chairman, President, Chief Executive Officer and Director	March 10, 2004

/s/ DENNIS L. KLAESER Dennis L. Klaeser	Chief Financial Officer	March 10, 2004

/s/ LISA M. O’NEILL Lisa M. O’Neill	Controller	March 10, 2004

/s/ DONALD L. BEAL Donald L. Beal	Director	March 10, 2004

/s/ WILLIAM A. CASTELLANO William A. Castellano	Director	March 10, 2004

/s/ ROBERT F. COLEMAN Robert F. Coleman	Director	March 10, 2004

/s/ JOHN E. GORMAN John E. Gorman	Director	March 10, 2004

/s/ WILLIAM A. GOLDSTEIN William A. Goldstein	Director	March 10, 2004

James M. Guyette	Director

/s/ RICHARD C. JENSEN Richard C. Jensen	Director	March 10, 2004

/s/ PHILIP M. KAYMAN Philip M. Kayman	Director	March 10, 2004

/s/ WILLIAM R. LANGLEY William R. Langley	Director	March 10, 2004

/s/ CHERYL MAYBERRY-MCKISSACK Cheryl Mayberry McKissack	Director	March 10, 2004

/s/ THOMAS F. MEAGHER Thomas F. Meagher	Director	March 10, 2004

/s/ WILLIAM J. PODL William J. Podl	Director	March 10, 2004

/s/ EDWARD W. RABIN Edward W. Rabin	Director	March 10, 2004

/s/ WILLIAM R. RYBAK William R. Rybak	Director	March 10, 2004

/s/ MICHAEL B. SUSMAN Michael B. Susman	Director	March 10, 2004

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION OF EXHIBITS

3.1	Amended and Restated Certificate of Incorporation of PrivateBancorp, Inc., as amended (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003 (File No. 000-75887) and incorporated herein by reference).

3.2	Amended and Restated By-laws of Private Bancorp, Inc. (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003 and incorporated herein by reference).

4.1	Certain instruments defining the rights of the holders of long-term debt of the Company and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis, have not been filed as exhibits. The Company hereby agrees to furnish a copy of any of these agreements to the SEC upon request.

10.1	Lease Agreement for banking facility located at Ten North Dearborn, Chicago, Illinois dated January 1, 1992, as amended, by and between General American Life Insurance Company as successor-in-interest to LaSalle National Trust, N.A., as successor trustee to LaSalle National Bank, not personally but as Trustee under Trust Agreement dated November 6, 1985 and known as Trust No. 110519 and The PrivateBank and Trust Company (filed as an exhibit to the Company’s Form S-1 Registration Statement (File No. 333-77147) and incorporated herein by reference).

10.2	Lease Agreement for banking facility located at 1603 West Sixteenth Street, Oak Brook, Illinois dated October 1996 by and between Columbia Lisle Limited Partnership and The PrivateBank and Trust Company (filed as an exhibit to the Company’s Form S-1 Registration Statement (File No. 333-77147) and incorporated herein by reference).

10.3	First Amendment to Lease dated May 31, 2001 by and between Columbia Lisle Limited Partnership and The PrivateBank and Trust Company (filed as an exhibit to the Company’s Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference).

10.4	Lease Agreement for banking facility located at 517 Green Bay Road, Wilmette, Illinois dated as of May 2, 1994 by and between Gunnar H. Hedlund, Doris S. Hedlund, Robert P. Hedlund and Gerald A. Hedlund, LaSalle National Trust, N.A., as successor trustee to LaSalle National Bank, not personally but solely as Trustee under Trust Agreement dated December 28, 1972 and known as Trust No. 45197 and The PrivateBank and Trust Company (filed as an exhibit to the Company’s Form S-1 Registration Statement (File No. 333-77147) and incorporated herein by reference).

10.5	First Amendment to lease dated January 1, 2002 by and between Towne Square Realty, L.L.C. and The PrivateBank and Trust Company (filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference).

10.6	Sublease Agreement for banking facility located at 1401 South Brentwood Blvd., St. Louis, Missouri, dated as of December 13, 1999, by and between Union Planters Bank, National Association, St. Louis Brentwood Associates, L.P. and PrivateBancorp, Inc. (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 10, 2000 and incorporated herein by reference).

10.7	Lease Agreement for banking facility located at 312 Crescent Place, Geneva, Illinois by and between Shodeen Management Company as agent for the beneficiaries of a land trust with Harris Bank St. Charles, pursuant to Trust Agreement dated March 4, 1994, and known as Trust No. 2321, and The PrivateBank and Trust Company dated January 9, 2001, (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference).

10.8	Lease Agreement dated August 31, 1995 between 208 South LaSalle Associates, L.P. and Lodestar Financial Services, Inc. (filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference).

10.9	First Amendment to lease dated February 15, 2000 between LaSalle-Adams, L.L.C. and Lodestar Financial Services, Inc. (filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference).

10.10	Second Amendment to lease dated August 12, 2002 between LaSalle-Adams, L.L.C. and Lodestar Investment Counsel, Inc. (filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference).

10.11	PrivateBancorp, Inc. Amended and Restated Stock Incentive Plan (filed as Appendix A to the Company’s Proxy Statement for its 2000 Annual Meeting of Stockholders and incorporated herein by reference).*

10.12	PrivateBancorp, Inc. Incentive Compensation Plan (filed as Appendix A to the Company’s Proxy Statement for its 2003 Annual Meeting of Stockholders and incorporated herein by reference).*

10.13	PrivateBancorp, Inc. Deferred Compensation Plan (filed as an exhibit to the Company’s Form S-8 Registration Statement (File No. 333-104807) and incorporated herein by reference).*

10.14	Employment Agreement by and between Ralph B. Mandell and PrivateBancorp, Inc. dated July 1, 2001 (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference).*

10.15	Outsourcing Agreement by and between The PrivateBank and Trust Company and Marshall & Ilsley Corporation, acting through its division M&I Data Services, dated as of April 9, 1999 (filed as an exhibit to the Company’s Form S-1 Registration Statement (File No. 333-77147) and incorporated herein by reference).

10.16	Employment Agreement by and between Richard C. Jensen, PrivateBancorp, Inc. and The PrivateBank (St. Louis) dated as of October 1, 2003 (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference).*

10.17	Form of Indemnification Agreement by and between PrivateBancorp, Inc. and its directors and executive officers (filed as an exhibit to the Company’s Form S-1 Registration Statement (File No. 333-77147) and incorporated herein by reference).*

10.18	Loan Agreement dated as of February 11, 2000, between PrivateBancorp, Inc. and LaSalle Bank National Association (filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and incorporated herein by reference).

10.19	Amendment No. 1 to Loan Agreement dated as of February 11, 2002 between PrivateBancorp, Inc. and LaSalle Bank National Association (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference).

10.20	Amendment No. 2 to Loan Agreement dated as of April 11, 2002 between PrivateBancorp, Inc. and LaSalle Bank National Association (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference).

10.21	Amendment No. 3 to Loan Agreement dated as of December 24, 2002 between PrivateBancorp, Inc. and LaSalle Bank National Association (filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference).

10.22	Amendment No. 4 to Loan Agreement dated as of December 1, 2003 between PrivateBancorp, Inc. and LaSalle Bank National Association.(1)

10.23	Employment Agreement by and among William Goldstein and Lodestar Investment Counsel LLC, dated as of December 30, 2002 (filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference).*

10.24	Employment Agreement by and among Dennis Klaeser and PrivateBancorp, Inc. dated October 1, 2003 (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference).*

10.25	Employment Agreement by and among Hugh H. McLean, PrivateBancorp, Inc. and The PrivateBank and Trust Company dated October 1, 2003 (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference).*

10.26	Employment Agreement by and among Gary S. Collins, PrivateBancorp, Inc. and The PrivateBank and Trust Company dated as of October 1, 2003 (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference).*

12.1	Calculation of Ratio of Earnings to Fixed Charges.(1)

21.1	Subsidiaries of the Registrant.(1)

23.1	Consent of Ernst & Young LLP.(1)

24.1	Powers of Attorney (set forth on signature page).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)

(1)	Filed herewith.

*	Indicates management contracts or compensatory plans or arrangements required to be filed as an exhibit.