Form 10-Q
period 2004-03-31
PRIVATEBANCORP INC
filed 2004-05-07
CIK 889936

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

         Indicate by checkmark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

         Indicate by checkmark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes /X/ No / /

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

====================================================================================================================
                          CLASS                                         OUTSTANDING AS OF MAY 4, 2004
--------------------------------------------------------------------------------------------------------------------
                   Common, no par value                                          10,023,940
====================================================================================================================

                              PRIVATEBANCORP, INC.

                           FORM 10-Q QUARTERLY REPORT

                                TABLE OF CONTENTS

                                                                                                             Page
                                                                                                             Number
                                                                                                             ------

Selected Financial Data..........................................................................................2
Part I   ........................................................................................................5
         Item 1.  Financial Statements...........................................................................5
         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.........19
         Item 3.  Quantitative and Qualitative Disclosures About Market Risk....................................39
         Item 4.  Controls and Procedures.......................................................................42
Part II  .......................................................................................................43
         Item 1.  Legal Proceedings.............................................................................43
         Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities..............43
         Item 3.  Defaults upon Senior Securities...............................................................43
         Item 4.  Submission of Matters to a Vote of Security Holders...........................................43
         Item 5.  Other Information.............................................................................43
         Item 6.  Exhibits and Reports on Form 8-K..............................................................44
Signatures......................................................................................................45

                             SELECTED FINANCIAL DATA

         The following table summarizes certain selected unaudited consolidated financial information of PrivateBancorp, Inc. at or for the periods indicated. This information should be read in conjunction with the unaudited consolidated financial statements and related notes included pursuant to Item 1 of this report.

                                                                            QUARTER ENDED
                                                   ----------------------------------------------------------------
                                                   03/31/04     12/31/03      09/30/03       06/30/03      03/31/03
                                                   --------     --------      --------       --------      --------
                                                            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
SELECTED STATEMENT OF INCOME DATA:
INTEREST INCOME:
   Loans, including fees.....................   $   17,680   $   16,588    $   15,830     $   15,208     $   15,167
   Securities................................        7,929        7,773         6,333          5,148          5,379
   Federal funds sold and interest-bearing
      deposits...............................            6            6             6             31             25
                                                    ------       ------        ------         ------         ------
      Total interest income..................       25,615       24,367        22,169         20,387         20,571
                                                    ------       ------        ------         ------         ------

INTEREST EXPENSE:
   Interest-bearing demand deposits..........          147          143           134            148            128
   Savings and money market deposit accounts.        1,874        1,697         1,375          1,644          1,709
   Brokered deposits and other time deposits.        4,072        4,300         4,346          4,348          3,940
   Funds borrowed............................        1,486          970         1,016          1,204          1,312
   Long-term debt -- trust preferred
      securities.............................          485          485           485            485            485
                                                    ------       ------        ------         ------         ------
      Total interest expense.................        8,064        7,595         7,356          7,829          7,574
                                                    ------       ------        ------         ------         ------
      Net interest income (8)................       17,551       16,772        14,813         12,558         12,997
   Provision for loan losses.................        1,326        1,595         1,092            730            956
                                                    ------       ------        ------         ------         ------
      Net interest income after provision
      for loan losses........................       16,225       15,177        13,721         11,828         12,041
                                                    ------       ------        ------         ------         ------

 NON-INTEREST INCOME:
   Banking, wealth management services and
      other income...........................        2,980        2,889         3,657          3,181          2,701
   Securities gains (losses), net............          998         (163)         (333)         2,310            (55)
   Trading (losses) gains on interest rate
      swap...................................       (1,066)         280           765         (1,054)          (230)
                                                    ------       ------        ------         ------         ------
      Total non-interest income..............        2,912        3,006         4,089          4,437          2,416
                                                    ------       ------        ------         ------         ------

NON-INTEREST EXPENSE:
   Salaries and employee benefits............        6,035        5,670         5,338          5,070          4,778
   Occupancy expense, net....................        1,360        1,472         1,403          1,270          1,419
   Professional fees.........................        1,114        1,189         1,130          1,069          1,284
   Marketing.................................          495          678           855            509            486
   Data processing...........................          446          391           376            368            393
   Insurance.................................          215          200           186            146            168
   Amortization of intangibles...............           42           42            42             42             42
   Other expense.............................          832          724         1,273          1,282            849
                                                    ------       ------        ------         ------         ------
      Total non-interest expense.............       10,539       10,366        10,603          9,756          9,419
                                                    ------       ------        ------         ------         ------
Minority interest expense....................           67           52            59             44             38
   Income before income taxes................        8,531        7,765         7,148          6,465          5,000
                                                    ------       ------        ------         ------         ------
Income tax provision.........................        2,581        2,042         2,018          1,852          1,397
                                                    ------       ------        ------         ------         ------
   Net income................................   $    5,950   $    5,723    $    5,130     $    4,613     $    3,603
                                                ==========   ==========    ==========     ==========     ==========

PER SHARE DATA:
Basic earnings...............................   $     0.61   $     0.59    $     0.57     $     0.60     $     0.47
Diluted earnings.............................         0.58         0.56          0.54           0.56           0.44
Dividends....................................         0.06         0.04          0.04           0.04           0.04
Book value (at end of period)................        17.44        16.94         16.37          12.89          12.29

                                                                            QUARTER ENDED
                                                   ----------------------------------------------------------------
                                                   03/31/04     12/31/03      09/30/03       06/30/03      03/31/03
                                                   --------     --------      --------       --------      --------

SELECTED FINANCIAL DATA (AT END OF PERIOD):
Total securities(1)..........................   $  692,678   $  699,262    $  647,433     $  581,743     $  505,877
Total loans..................................    1,344,707    1,224,657     1,131,706      1,066,919      1,018,196
Total assets.................................    2,139,095    1,984,923     1,857,103      1,759,676      1,628,995
Total deposits...............................    1,622,899    1,547,359     1,476,047      1,445,590      1,365,344
Funds borrowed...............................      297,537      219,563       164,491        170,433        124,933
Long-term debt--trust preferred securities...       20,000       20,000        20,000         20,000         20,000
Total stockholders' equity...................      174,041      166,956       161,105        100,340         95,373
Wealth management assets under management....    1,576,218    1,494,881     1,320,175      1,264,955      1,204,239

SELECTED FINANCIAL RATIOS AND OTHER DATA:
Performance Ratios:
   Net interest margin(2)(8).................         3.80%        3.82%         3.64%          3.33%          3.68%
   Net interest spread(3)....................         3.57         3.60          3.43           3.16           3.53
   Non-interest income to average assets.....         0.57         0.63          0.92           1.06           0.62
   Non-interest expense to average assets....         2.08         2.16          2.38           2.33           2.41
   Net overhead ratio(4).....................         1.51         1.53          1.46           1.27           1.80
   Efficiency ratio(5).......................         49.1         50.1          53.9           55.0           58.5
   Return on average assets(6)...............         1.17         1.19          1.15           1.10           0.92
   Return on average equity(7)...............        13.87        14.03         14.57          18.81          15.49
   Dividend payout ratio.....................        10.03         6.89          7.67           6.75           8.62

Asset Quality Ratios:
   Non-performing loans to total loans.......         0.06%        0.09%         0.17%          0.26%          0.35%
   Allowance for loan losses to:
      total loans............................         1.23         1.23          1.23           1.22           1.22
      non-performing loans...................         1954         1343           676            476            355
   Net charge-offs (recoveries) to average
      total loans............................        (0.03)        0.12          0.09           0.07           0.03
   Non-performing assets to total assets.....         0.04         0.06          0.10           0.16           0.22
   Non-accrual loans to total loans..........         0.01         0.00          0.05           0.08           0.15

Balance Sheet Ratios:
   Loans to deposits.........................         82.9%        79.1%         76.7%          73.8%          74.6%
   Average interest-earning assets to
      average interest-bearing liabilities...        113.5        113.9         112.4          108.2          107.1

Capital Ratios:
   Total equity to total assets..............         8.14%        8.41%         8.68%          5.70%          5.85%
   Total risk-based capital ratio............        12.14        12.71         12.88           8.37           8.30
   Tier 1 risk-based capital ratio...........        11.01        11.59         11.79           7.06           6.99
   Leverage ratio............................         8.03         8.25          8.52           5.23           5.27

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

         RECONCILIATION OF NET INTEREST INCOME TO NET INTEREST INCOME ON A TAX EQUIVALENT BASIS

                                                            1Q04     4Q03    3Q03     2Q03    1Q03
                                                            ----     ----    ----     ----    ----
         Net interest income............................  $17,551  $16,772 $14,813  $12,558 $12,997
         Tax equivalent adjustment to net interest
            income......................................    1,017      925     772      742     695
                                                          -------  ------- -------  ------- -------
         Net interest income, tax equivalent basis......  $18,568  $17,697 $15,585  $13,300 $13,692
                                                          =======  ======= =======  ======= =======

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                      PRIVATEBANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                   MARCH 31,      DECEMBER 31,         MARCH 31,
                                                                    2004             2003                2003
                                                                 -----------      ------------        -----------
                                                                 (UNAUDITED)                          (UNAUDITED)

ASSETS
Cash and due from banks..................................        $   60,047       $   49,115          $   46,643
Federal funds sold and other short-term investments......             1,224              985               7,415
                                                                 ----------       ----------          ----------
   Total cash and cash equivalents.......................            61,271           50,100              54,058
                                                                 ----------       ----------          ----------
Loans held for sale......................................             4,133            4,420              12,591
Available-for-sale securities, at fair value.............           692,678          669,262             505,877
Loans, net of unearned discount..........................         1,344,706        1,224,657           1,018,196
Allowance for loan losses................................           (16,529)         (15,100)            (12,471)
                                                                 ----------       ----------          ----------
   Net loans.............................................         1,328,177        1,209,557           1,005,725
                                                                 ----------       ----------          ----------
Goodwill.................................................            19,242           19,242              19,242
Premises and equipment, net..............................             5,924            6,233               6,516
Accrued interest receivable..............................             8,429            7,868               7,258
Other assets.............................................            19,240           18,241              17,728
                                                                 ----------       ----------          ----------
   Total assets..........................................        $2,139,094       $1,984,923          $1,628,995
                                                                 ==========       ==========          ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits:
   Non-interest-bearing..................................        $  153,197       $  135,110          $   88,243
   Interest-bearing......................................            79,453           85,083              73,699
Savings and money market deposit accounts................           646,838          562,234             476,100
Brokered deposits........................................           426,022          447,948             387,006
Other time deposits......................................           317,389          316,984             340,296
                                                                 ----------       ----------          ----------
   Total deposits........................................         1,622,899        1,547,359           1,365,344
Funds borrowed...........................................           297,537          219,563             124,933
Long-term debt -- trust preferred securities.............            20,000           20,000              20,000
Accrued interest payable.................................             3,261            5,053               3,779
Other liabilities........................................            21,356           25,992              19,566
                                                                 ----------       ----------          ----------
   Total liabilities.....................................         1,965,053        1,817,967           1,533,622
                                                                 ----------       ----------          ----------

STOCKHOLDERS' EQUITY
Preferred stock, 1,000,000 shares authorized.............                --               --                  --
Common stock, without par value, $1 stated value;
   24,000,000 shares authorized; 9,977,424, 9,853,664, and
   7,762,014 shares issued and outstanding as of March 31,
   2004, December 31, 2003 and March 31, 2003,
   respectively..........................................             9,977            9,854               7,762
Treasury stock...........................................              (341)              --                  --
Additional paid-in-capital...............................           104,997          103,796              45,594
Retained earnings........................................            51,545           46,193              31,076
Accumulated other comprehensive income...................            10,770            9,909              11,403
Deferred compensation....................................            (2,907)          (2,796)               (462)
                                                                 ----------       ----------          ----------
   Total stockholders' equity............................           174,041          166,956              95,373
                                                                 ----------       ----------          ----------
   Total liabilities and stockholders' equity............        $2,139,094       $1,984,923          $1,628,995
                                                                 ==========       ==========          ==========
 The accompanying notes to consolidated financial statements are an integral part of these statements.

                      PRIVATEBANCORP, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                               THREE MONTHS ENDED
                                                                                                    MARCH 31
                                                                                              2004           2003
                                                                                              ----           ----

INTEREST INCOME
Loans, including fees..........................................................             $17,680        $15,167
Federal funds sold and interest-bearing deposits...............................                   6             25
Securities:
   Taxable ....................................................................               5,590          3,792
   Exempt from federal income taxes............................................               2,339          1,587
                                                                                             ------         ------
   Total interest income.......................................................              25,615         20,571
                                                                                             ------         ------

INTEREST EXPENSE
Deposits:
   Interest-bearing demand.....................................................                 147            128
   Savings and money market deposit accounts...................................               1,874          1,709
   Brokered deposits and other time deposits...................................               4,072          3,940
Funds borrowed.................................................................               1,486          1,312
Long-term debt -- trust preferred securities...................................                 485            485
                                                                                             ------         ------
   Total interest expense......................................................               8,064          7,574
                                                                                             ------         ------
   Net interest income.........................................................              17,551         12,997
                                                                                             ------         ------
Provision for loan losses......................................................               1,326            956
                                                                                             ------         ------
   Net interest income after provision for loan losses.........................              16,225         12,041
                                                                                             ------         ------

NON-INTEREST INCOME
 Banking, wealth management services and other income..........................               2,980          2,701
 Securities gains (losses) net.................................................                 998            (55)
 Trading losses on interest rate swap..........................................              (1,066)          (230)
                                                                                             ------         ------
   Total non-interest income...................................................               2,912          2,416
                                                                                             ------         ------

NON-INTEREST EXPENSE
Salaries and employee benefits.................................................               6,035          4,778
Occupancy expense, net.........................................................               1,360          1,419
Professional fees..............................................................               1,114          1,284
Marketing......................................................................                 495            486
Data processing................................................................                 446            393
Postage, telephone & delivery..................................................                 229            211
Insurance......................................................................                 215            168
Amortization of intangibles....................................................                  42             42
Other non-interest expense.....................................................                 603            638
                                                                                             ------         ------
   Total non-interest expense..................................................              10,539          9,419
                                                                                             ------         ------
Minority interest expense......................................................                  67             38
                                                                                             ------         ------
   Income before income taxes..................................................               8,531          5,000
                                                                                             ------         ------
Income tax provision...........................................................               2,581          1,397
                                                                                             ------         ------
   Net income..................................................................             $ 5,950        $ 3,603
                                                                                            =======        =======
Basic earnings per share.......................................................             $  0.61        $  0.47
Diluted earnings per share.....................................................             $  0.58        $  0.44

 The accompanying notes to consolidated financial statements are an integral part of these statements.

                      PRIVATEBANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
             THREE MONTHS ENDED MARCH 31, 2004 AND 2003 (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                   ACCUMULATED
                                                                                     OTHER
                                                       ADDITIONAL                    COMPRE-    DEFERRED        TOTAL
                                COMMON      TREASURY    PAID-IN-      RETAINED       HENSIVE    COMPEN-      STOCKHOLDERS'
                                 STOCK       STOCK      CAPITAL       EARNINGS       INCOME     SATION          EQUITY
                                 -----       -----      -------       --------       ------     ------          ------
BALANCE, JANUARY 1, 2003...     $7,704     $    --     $ 45,367       $27,784       $ 8,826     $  (589)      $ 89,092
Net income.................         --                       --         3,603            --          --          3,603
Net increase in fair
   value of securities
   classified as
   available-for-sale,
   net of income taxes
   and reclassification
   adjustments.............         --          --           --            --         2,577          --          2,577
                                ------                 --------       -------       -------     -------       --------
Total comprehensive income          --          --           --         3,603         2,577          --          6,180
                                ------                 --------       -------       -------     -------       --------
Cash dividends declared
   ($0.07 per share).......         --          --           --          (311)           --          --           (311)
Issuance of common stock...         58          --          227            --            --          --            285
Awards granted, net of
   forfeitures.............         --          --           --            --            --         119            119
Amortization of deferred
   compensation............         --          --           --            --            --           8              8
                                ------     -------     --------       -------       -------     -------       --------
BALANCE, MARCH 31, 2003....     $7,762     $    --     $ 45,594       $31,076       $11,403        (462)      $ 95,373
                                ======     =======     ========       =======       =======        ====       ========

BALANCE, JANUARY 1, 2004...     $9,854     $    --     $103,796       $46,193       $ 9,909     $(2,796)      $166,956
Net income.................         --                       --         5,950            --          --          5,950
Net increase in fair
   value of securities
   classified as
   available-for-sale,
   net of income taxes
   and reclassification
   adjustments.............         --          --           --            --           861          --            861
                                ------     -------     --------       -------       -------     -------       --------
Total comprehensive income.         --          --           --            --        10,770      (2,796)         6,811
                                ------     -------     --------       -------       -------     -------       --------
Cash dividends declared
   ($0.06 per share).......         --          --           --          (597)           --          --           (597)
Issuance of common stock...        104          --        1,120            --            --                      1,224
Acquisition of treasury
   stock...................         19        (341)          81            --            --          --           (241)
Awards granted, net of
   forfeitures.............         --          --           --            --            --        (304)          (304)
Amortization of deferred
   compensation............         --          --           --            --            --         193            193
                                ------     -------     --------       -------       -------     -------       --------
BALANCE, MARCH 31, 2004....     $9,977     $  (341)    $104,997       $51,546       $10,770     $(2,907)      $174,042
                                ======     =======     ========       =======       =======     =======       ========

       The accompanying notes to consolidated financial statements are an integral part of these statements.

                      PRIVATEBANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             THREE MONTHS ENDED MARCH 31, 2004 AND 2003 (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                         THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                        ---------------------
                                                                                          2004         2003
                                                                                        --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income.....................................................................     $  5,950         $ 3,603
                                                                                    --------         -------
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization...............................................          413             408
   Amortization of deferred compensation, net of forfeitures...................          193               8
   Provision for loan losses...................................................        1,326             956
   Net (gain) loss on sale of securities.......................................         (998)             55
   Trading losses on interest rate swap........................................        1,066             230
   Net decrease in loans held for sale.........................................          287           1,729
   Increase (decrease) in deferred loan fees...................................          200            (132)
   (Increase) decrease in accrued interest receivable..........................         (561)          2,169
   Decrease in accrued interest payable........................................       (1,792)         (1,207)
   Increase in other assets....................................................       (1,070)         (5,600)
   (Decrease) increase in other liabilities....................................       (5,146)          9,585
                                                                                    --------         -------
   Total adjustments...........................................................       (6,082)          8,201
                                                                                    --------         -------
   Net cash (used) provided by operating activities............................         (132)         11,804
                                                                                    --------         -------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities, paydowns, and sales of available-for-sale securities.       45,753          13,232
Purchase of securities available-for-sale......................................      (67,933)        (28,468)
Net loan principal advanced....................................................     (120,100)        (52,403)
Investment in Lodestar Investment Counsel, LLC.................................           67              36
Premises and equipment expenditures............................................          (81)            (86)
                                                                                         ---             ---
   Net cash used in investing activities.......................................     (142,294)        (67,689)
                                                                                    --------         -------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in total deposits.................................................       75,542         160,084
Proceeds from exercise of stock options........................................        1,020             404
Acquisition of treasury stock..................................................         (341)             --
Dividends paid.................................................................         (597)           (311)
Net increase (decrease) in funds borrowed......................................       77,973         (85,021)
                                                                                    --------         -------
   Net cash provided by financing activities...................................      153,597          75,156
                                                                                    --------         -------
Net increase in cash and cash equivalents......................................       11,171          19,271
Cash and cash equivalents at beginning of year.................................       50,100          34,787
                                                                                    --------         -------
Cash and cash equivalents at end of period.....................................     $ 61,271         $54,058
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

         The annualized results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results expected for the full year ending December 31, 2004. The accompanying consolidated financial statements are unaudited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, or cash flows in accordance with generally accepted accounting principles. The March 31, 2004 consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2003 included in the Company's Annual Report on Form 10-K.

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


                                             THREE MONTHS ENDED
                                                 MARCH 31,
                                             ------------------
                                               2004      2003
                                             --------   -------
                                         (IN THOUSANDS, EXCEPT PER
                                                SHARE DATA)
Net income
   As reported......................          $5,950   $3,603
   Pro forma........................           5,697    3,576
Basic earnings per share
   As reported......................          $ 0.61   $ 0.47
   Pro forma........................            0.58     0.47
Diluted earnings per share
   As reported......................          $ 0.58   $ 0.44
   Pro forma........................            0.56     0.44

        In determining the fair value of each option grant for purposes of the above pro forma disclosures, the Company used an option pricing model with the following assumptions for grants made in 2004: dividend yield of 0.40%; risk-free interest rate of 4.55%; expected lives of 10 years for the stock options; and expected volatility of approximately 46%, based on the Company's historical stock price experience. On March 22, 2004, the Company granted 7,000 stock options with an exercise price of $49.95 to certain members of management that vest over 4 years. Additionally, on March 25, 2004, the Company granted 3,500 stock options with an exercise price of $52.53 to a member of management that vest over 4 years.

                           NOTE 3--EARNINGS PER SHARE

         The following table shows the computation of basic and diluted earnings per share (in thousands except per share data) for the three months ended March 31, 2004 and 2003:

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                                 ------------------
                                                                   2004       2003
                                                                 --------- --------
Net income................................................      $ 5,950     $3,603

Weighted average common shares outstanding................        9,730      7,601
Weighted average common shares equivalent(1)..............          577        541
                                                                    ---        ---
Weighted average common shares and common share
   equivalents............................................       10,307      8,142
                                                                 ======      =====
Net income per average common share - basic...............      $  0.61     $ 0.47
Net income per average common share - diluted.............      $  0.58     $ 0.44

------------------
(1) Common shares equivalent result from stock options being treated as if they had been exercised and are computed by application of the treasury stock method.

                        NOTE 4--NEW ACCOUNTING STANDARDS

          In January 2003, the FASB issues FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. The objective of this interpretation is to provide guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, noncontrolling interest and results of operations of a VIE need to be included in a company's consolidated financial statements. Because the Company does not have any interest in VIEs, the adoption of FIN 46 did not have a material impact on its results of operations, financial position or liquidity.

          On March 9, 2004, the SEC issued SAB 105, "Application of Accounting Principles to Loan Commitments" to inform registrants of the SEC staff's view that the fair value of the recorded loan commitments, that are required to follow derivative accounting under Statement 133, Accounting for Derivative Instruments and Hedging Activities, should not consider the expected future cash flows related to the associated servicing of the future loan. The staff believes that incorporating expected future cash flows related to the associated servicing of the loan essentially results in the immediate recognition of a servicing asset, which is only appropriate once the servicing asset has been contractually separated from the underlying loan by sale or by securitization of the loan with servicing retained. Furthermore, no other internally-developed intangible assets, such as customer relationship intangibles, should be recorded as part of the loan commitment derivative. The staff believes that recognition of such assets is only appropriate in the event of a third-party transaction, such as the purchase of a loan commitment either individually, in a portfolio, or in a business combination. In addition, SAB 105 requires registrants to disclose their accounting policy for loan commitments pursuant to APB Opinion No. 22, including methods and assumptions used to estimate fair value and any associated hedging strategies, as required by Statement 107, Statement 133 and
Item 305 of Regulation S-K (Quantitative and Qualitative Disclosures About Market Risk). The provisions of SAB 105 must be applied to loan commitments accounted for as derivatives that are entered into after March 31, 2004. The Company does not expect the adoption of SAB 105 to have a significant impact.

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

         We apply the accrual basis of accounting for each reportable segment and for transactions between reportable segments. During the first three months of 2004, there were no changes in the measurement methods used to determine reported segment profit or loss as compared to the same period in 2003. For the periods presented, there are no asymmetrical allocations to segments requiring disclosure.

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

         Individual banking services include interest-bearing checking, money market accounts, certificates of deposit, ATM/debit cards and investment brokerage accounts. Additionally, The PrivateBank (Chicago) offers secured and unsecured personal loans and lines of credit. Through The PrivateBank (Chicago)'s affiliations with Mesirow Financial, Inc. and Sterling Investment Services, Inc., clients have access to insurance products and securities brokerage services. The PrivateBank (Chicago) also offers domestic and international wire transfers and foreign currency exchange. The PrivateBank (Chicago) balance sheet reflects goodwill of $19.2 million and intangibles of $2.3 million at March 31, 2004, which remained relatively unchanged compared to December 31, 2003 balances.


                                         THE PRIVATEBANK (CHICAGO)
                                         -------------------------
                                                 MARCH 31,
                                         -------------------------
                                             2004         2003
                                         -----------    ----------
                                               (IN THOUSANDS)
Total gross loans..................       $1,182,466    $  903,579
Total assets.......................        1,926,444     1,459,706
Total deposits.....................        1,483,647     1,216,101
Total borrowings...................          266,671        93,697
Total capital......................          154,036       130,599
Net interest income................           14,927        10,601
Non-interest income................            1,322         1,407
Non-interest expense...............            6,615         7,030
Net income.........................            5,867         4,153


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

                                             THE PRIVATEBANK
                                               (ST. LOUIS)
                                            ------------------
                                                MARCH 31,
                                            ------------------
                                             2004       2003
                                            --------- --------
                                             (IN THOUSANDS)
Total gross loans..................       $162,486   $116,559
Total assets.......................        207,978    180,177
Total deposits.....................        159,248    151,293
Total borrowings...................         30,867     12,486
Total capital......................         16,449     13,987
Net interest income................          1,629      1,012
Non-interest income................            555        828
Non-interest expense..............           1,240      1,236
Net income........................             543        390

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


                                                WEALTH MANAGEMENT
                                             ------------------------
                                                   MARCH 31,
                                             ------------------------
                                                2004           2003
                                             ---------      ---------
                                              (IN THOUSANDS)
Wealth Management assets under
   management..........................   $1,576,218       $1,204,239
Wealth Management fee revenue..........        1,957            1,485
Net interest income....................          438              343
Non-interest expense...................        1,790            1,676
Net income.............................          358               75


         The following tables indicates the breakdown of our wealth management assets under management at March 31, 2004 by account classification and related gross revenue for the three months ended March 31, 2004 and March 31, 2003:


                                                  AT OR FOR THE THREE MONTHS
                                                     ENDED MARCH 31, 2004
                                                  --------------------------
                                                     MARKET
                                                     VALUE        REVENUE
                                                  -----------   ------------
              ACCOUNT TYPE                              (IN THOUSANDS)
-------------------------------------
Lodestar..............................          $  601,788          $ 882
Personal trust--managed...............             332,229            485
Agency--managed.......................             231,997            354
Custody...............................             406,932            201
Employee benefits--managed............              59,898             35
                                                ----------          -----
Less trust assets managed by
   Lodestar(1)........................             (56,626)
                                                ----------
   Total..............................          $1,576,218         $1,957
                                                ==========         ======

(1) These assets are included in personal trust - managed balances as well as Lodestar balances. The revenues related to these assets are allocated between personal trust-managed and Lodestar based on the services provided.



                                                  AT OR FOR THE THREE MONTHS
                                                     ENDED MARCH 31, 2003
                                                  --------------------------
                                                     MARKET
                                                     VALUE        REVENUE
                                                  -----------   ------------
              ACCOUNT TYPE                              (IN THOUSANDS)
-------------------------------------
Lodestar............................            $  501,300       $    726
Personal trust--managed..............              238,175            356
Agency--managed......................              138,327            241
Custody.............................               274,923            141
Employee benefits--managed...........               51,514             21
                                                ----------       --------
   Total............................            $1,204,239       $  1,485
                                                ==========       ========


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


                                                    HOLDING COMPANY
                                                      ACTIVITIES
                                                 --------------------
                                                       MARCH 31,
                                                 --------------------
                                                    2004       2003
                                                 --------------------
                                                    (IN THOUSANDS)
Total assets.......................              $193,419    $149,311
Total borrowings...................                    --      33,750
Long-term debt - trust preferred
   securities......................                20,000      20,000
Total capital......................               174,041      95,373
Interest expense...................                   487         758
Non-interest income................                    50          52
Non-interest expense...............                   945         786
Net loss...........................                  (819)     (1,015)


         The following is a summary of certain operating information for reportable segments at or for the periods presented and the reported consolidated balances (in millions):


AT OR FOR THE THREE           THE             THE                        HOLDING
   MONTHS ENDED           PRIVATEBANK     PRIVATEBANK     WEALTH         COMPANY      INTERSEGMENT
  MARCH 31, 2004           (CHICAGO)      (ST. LOUIS)   MANAGEMENT     ACTIVITIES    ELIMINATIONS(2)   CONSOLIDATED
  --------------           ---------      -----------   ----------     ----------    ---------------   ------------
Total assets.........      $1,926.4         $208.0             -          $193.5        $(188.8)         $2,139.1
Total deposits.......       1,483.6          159.2             -               -          (20.1)          1,622.9
Total borrowings(1)..         266.7           30.9             -            20.0              -             317.5
Total loans..........       1,182.5          162.5             -               -           (0.3)          1,344.7
Total capital........         154.0           16.5             -           174.0         (170.5)            174.0
Net interest income..          14.9            1.6           0.4            (0.4)           1.0              17.5
Non-interest income..           1.3            0.6           2.0             0.1           (0.9)              2.9
Non-interest expense.           6.6            1.2           1.8             0.9              -              10.5
Minority interest
   expense...........             -              -           0.1               -              -               0.1
Net income...........           5.9            0.5           0.4            (0.8)             -               6.0
Wealth Management
   assets under
   management........             -              -       1,632.8               -          (56.6)          1,576.2



AT OR FOR THE THREE           THE             THE                        HOLDING
   MONTHS ENDED           PRIVATEBANK     PRIVATEBANK     WEALTH         COMPANY      INTERSEGMENT
  MARCH 31, 2003           (CHICAGO)      (ST. LOUIS)   MANAGEMENT     ACTIVITIES    ELIMINATIONS(2)   CONSOLIDATED
  --------------           ---------      -----------   ----------     ----------    ---------------   ------------

Total assets.........      $1,459.7        $180.2              -           $149.3       $(160.2)          $1,629.0
Total deposits.......       1,216.1         151.3              -                -          (2.1)           1,365.3
Total borrowings(1)..          93.7          12.5              -             53.8         (15.1)             144.9
Total loans..........         903.6         116.6              -                -          (2.1)           1,018.1
Total capital........         130.6          14.0              -             95.4        (144.6)              95.4
Net interest income..          10.6           1.0            0.3             (0.8)          1.9               13.0
Non-interest income..           1.4           0.8            1.5              0.1          (1.4)               2.4
Non-interest expense.           7.0           1.2            1.7              0.7          (1.2)               9.4
Minority interest
   expense...........             -             -              -                -             -                  -
Net income...........           4.2           0.4            0.1             (1.0)         (0.1)               3.6
Wealth Management
   assets under
   management........             -             -        1,204.2                -             -            1,204.2

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

              NOTE 6--ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying values and estimated fair values of financial instruments as of March 31, 2004 have not materially changed on a relative basis from the carrying values and estimated fair values of financial instruments disclosed as of December 31, 2003.

                       NOTE 7--OTHER COMPREHENSIVE INCOME

         Change in the fair value of securities available-for-sale is presented on a net basis on the Consolidated Statement of Changes in Stockholders' Equity. The following table discloses the changes in the components of other accumulated comprehensive income for the three months ended March 31, 2004 and 2003 (in thousands):


                                                                        MARCH 31, 2004
                                                      --------------------------------------------------
                                                         BEFORE TAX                         NET OF TAX
                                                           AMOUNT         TAX EFFECT          AMOUNT
                                                      --------------------------------------------------
Change in unrealized gains on securities
   available-for-sale.............................          $2,389            $  910           $1,479
Less:  reclassification adjustment for gain
   included in net income.........................             998               380              618
                                                            ------            ------           ------
Net unrealized gains..............................          $1,391            $  530           $  861
                                                            ======            ======           ======



                                                                        MARCH 31, 2003
                                                      --------------------------------------------------
                                                         BEFORE TAX                         NET OF TAX
                                                           AMOUNT         TAX EFFECT          AMOUNT
                                                      --------------------------------------------------
Change in unrealized gains on securities

   available-for-sale.............................          $3,850            $1,309           $2,541
Less:  reclassification adjustment for gain
   included in net income.........................             (55)              (19)             (36)
                                                            ------            ------           ------
Net unrealized gains..............................          $3,905            $1,328           $2,577
                                                            ======            ======           ======

              NOTE 9--LONG TERM DEBT -- TRUST PREFERRED SECURITIES

         Effective February 8, 2001, PrivateBancorp Capital Trust I, a newly created Delaware statutory trust and wholly-owned finance subsidiary of the Company, issued 2,000,000 shares (including the underwriters' over-allotment) of 9.50% trust preferred securities, which represent preferred undivided interests in the assets of the trust. The sole assets of the trust are 9.50% junior subordinated debentures issued by the Company with a maturity date of December 31, 2030.

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

         The trust preferred securities are recorded as a liability of the Company. The aggregate principal amount of the trust preferred securities outstanding is $20.0 million. As of March 31, 2004, the entire amount of the preferred securities is eligible for treatment as Tier I capital as allowed by the Federal Reserve. At March 31, 2004, the unamortized balance of the underwriting commissions paid and offering expenses was $1.0 million and is classified as part of other assets on the balance sheet. This amount is being amortized on a straight-line basis until maturity at $9,764 per quarter. The amortization is recognized as interest expense on the income statement. In the event the Company exercises its right to redeem the securities prior to maturity, any unamortized commissions would be expensed upon redemption.

                          NOTE 10--CAPITAL TRANSACTIONS

         During the first quarter 2004, the Company declared and paid a $0.06 per share dividend, which represents a 50% increase from the fourth quarter 2003 dividend rate of $0.04 per share.

         During the first quarter 2004, the Company repurchased 6,608 shares of its common stock in connection with the satisfaction of a stock option exercise and federal withholding tax requirements on the exercise of stock options by a board member.

                           NOTE 11--SUBSEQUENT EVENTS

         On April 19, 2004, the Company announced that it had signed a letter of intent for the site of a new Chicago banking office in the historic Palmolive Building at the corner of North Michigan Avenue and Walton Place in Chicago's affluent Gold Coast neighborhood. The second floor site will occupy a total of 4,800 square feet and will have a private first floor entry on Walton Place. The Palmolive Building, one of the city's most recognized landmarks, is a major adaptive reuse development with construction underway to transform most of the building into luxury condominiums. Based upon the current construction schedule, the Company expects to open this new office late this year.

         The Company also announced that it had entered into a letter of intent to acquire Corley Financial Corporation, a Chicago-based, mortgage banking boutique that originated approximately $180.0 million in single-family residential loans in 2003. The Company anticipates that Corley Financial will be maintained as a separate subsidiary of PrivateBancorp, Inc. and that it will operate under the name The PrivateBank Mortgage Company after the consummation of the transaction, which is subject to definitive documentation and regulatory approval. James F. Brady, the current owner and CEO of Corley Financial, will be appointed as a Managing Director and head the unit.

         On April 21, 2004, the Company announced its intent to expand to the southeastern Wisconsin market. The Company plans to open a new banking office to operate as the The PrivateBank (Wisconsin). The PrivateBank (Wisconsin) will operate under the leadership of Wisconsin banker Jay B.

Williams, who will serve as managing director and chief executive officer. In addition, on April 22, 2004, Williams was appointed to the board of directors of PrivateBancorp, Inc. and The PrivateBank and Trust Company (Chicago). The PrivateBank (Wisconsin) is expected to open for business at an as of yet undisclosed downtown Milwaukee location by the end of 2004.

         On April 23, 2004, the Company announced a two-for-one split of its common stock, which will be effected in the form of a stock dividend. Stockholders will receive one share for every one share of PrivateBancorp common stock held on the record date. The stock dividend is payable on May 31, 2004 to stockholders of record as of the close of business on May 17, 2004. Following the stock split, PrivateBancorp will have approximately 20.0 million shares issued and outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         PrivateBancorp was organized as a Delaware corporation in 1989 to serve as the holding company for a Chicago-based de novo (start-up) bank. Our flagship downtown Chicago location opened in 1991. We expanded to Wilmette in north suburban Cook County in 1994 and the Oak Brook facility in west suburban DuPage County was established in 1997. We established the St. Charles office in January 2000, in connection with our purchase of Towne Square Financial Corporation (a company which was in the process of forming a de novo bank) on August 3, 1999. On February 11, 2000, we consummated our acquisition of Johnson Bank Illinois adding two additional locations in Lake Forest and Winnetka, Illinois. During the second quarter 2000, we received regulatory approval to create a new banking subsidiary and on June 23, 2000, PrivateBancorp capitalized The PrivateBank (St. Louis). In May 2001, The PrivateBank (Chicago) opened a second branch in the Fox Valley area in Geneva, Illinois. On April 19, 2004, the Company announced that it has signed a letter of intent for the site of a new Chicago banking office in the historic Palmolive Building at the corner of North Michigan Avenue and Walton Place in Chicago's affluent Gold Coast neighborhood to open late in 2004. On April 21, 2004, the Company announced its intent to expand to the southeastern Wisconsin market. The Company plans to open a new banking office to operate as The PrivateBank (Wisconsin), which is expected to open for business at an as of yet undisclosed downtown Milwaukee location by the end of 2004.

         In December 2002, The PrivateBank (Chicago) acquired an 80% controlling interest in Lodestar Investment Counsel, a Chicago-based investment adviser with $601.8 million of assets under management at March 31, 2004. On April 19, 2004, the Company also announced that it has entered into a letter of intent to acquire Corley Financial Corporation, a Chicago-based, mortgage banking boutique that originated approximately $180.0 million in single-family residential loans in 2003. The Company anticipates that Corley Financial will be maintained as a separate subsidiary of PrivateBancorp, Inc. and that it will operate under the name The PrivateBank Mortgage Company after the consummation of the transaction, which is subject to definitive documentation and regulatory approval.

         For financial information regarding the Company's four separate lines of business, The PrivateBank (Chicago), The PrivateBank (St. Louis), Wealth Management and Holding Company Activities, see "Operating Segments Results" beginning on page 27 and "Note 5 -- Operating Segments" to the unaudited consolidated financial statements of the Company included on page 11.

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

CRITICAL ACCOUNTING POLICIES

         Generally accepted accounting principles are complex and require management to apply significant judgment to various accounting, reporting and disclosure matters. Management must use assumptions and estimates to apply these principles where actual measurements are not possible or practical. Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited consolidated financial statements included herein. For a complete discussion of our significant accounting policies, see the footnotes to our Consolidated Financial Statements included on pages F-8 through F-14 in our Form 10-K for the fiscal year ended December 31, 2003. Below is a discussion of our critical accounting policies. These policies are critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements. Actual results could differ from those estimates. Management has reviewed the application of these policies with the Audit Committee of the Company's Board of Directors.

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

      Management adjusts the allowance for loan losses by recording a provision for loan losses in an amount sufficient to maintain the allowance at the level determined appropriate. Loans are charged-off when deemed to be uncollectible by management. We believe that the allowance for loan losses is adequate to provide for estimated probable credit losses inherent in our loan portfolio. The allowance for loan losses as a percentage of total loans was 1.23% as of March 31, 2004 compared to 1.22% as of March 31, 2003.

  Goodwill and Intangible Assets

      During 2001, The PrivateBank (Chicago) recorded approximately $12.2 million in goodwill in connection with the Johnson Bank Illinois acquisition. During 2002, the Company recorded $8.4 million of goodwill and $2.5 million in customer intangibles in connection with the acquisition of Lodestar. Intangible assets are amortized over an estimated useful life of 15 years. Effective January 1, 2002, the Company adopted FAS No. 142, which requires that goodwill and intangible assets that have indefinite lives no longer be amortized but be reviewed for impairment annually, or more frequently if certain indicators arise. Prior to the adoption of FAS No. 142, goodwill was being amortized using the straight-line method over a period of 15 years. The Company did not incur any goodwill impairment in 2003 in adopting FAS 142. The Company performs an impairment test of goodwill each year. Impairment losses on recorded goodwill, if any, will be recorded as operating expenses.

         Goodwill at March 31, 2004 and March 31, 2003 was $19.2 million. Amortization expense related to the Lodestar customer intangible assets is expected to be recorded in the amount of $167,000 each year for 15 years.

                       RESULTS OF OPERATIONS-THREE MONTHS
                          ENDED MARCH 31, 2004 AND 2003
NET INCOME

         Net income for the first quarter ended March 31, 2004, was $6.0 million, up 65% compared to first quarter of 2003 net income of $3.6 million. Earnings per diluted share increased 32% to $0.58 per diluted share in the first quarter of 2004 compared to $0.44 per diluted share in the first quarter of 2003.

         The improvement in earnings per diluted share for the three months ended March 31, 2004 as compared to the prior year period reflects a significant increase in net interest margin augmented by strong loan demand and increases in banking, wealth management services and other income. Non-interest income was $2.9 million in the first quarter 2004, reflecting an increase of approximately $0.5 million or 21% from the first quarter 2003. The increase in fee income was primarily attributable to increases in wealth management fee revenue, while the increases in securities gains were more than offset by increased losses resulting from the fair market value adjustment of an interest rate swap. During the first quarter 2004, the company recognized securities gains of $998,000, compared to losses of $55,000 in the first quarter 2003. Non-interest income for the first quarter 2004 reflects the fair market value adjustment on a $25.0 million 10-year treasury rate for 3-month LIBOR interest rate swap, which resulted in losses of $1.1 million during the first quarter 2004, versus losses of $230,000 in the first quarter 2003.

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

          Net interest income was $17.6 million during the three months ended March 31, 2004 compared to $13.0 million for the first quarter of 2003, an increase of 35%, and an increase of 5% compared to the fourth quarter 2003. Average earning assets during the first quarter of 2004 were $1.9 billion, compared to $1.5 billion in the prior year quarter, an increase of 27%, and an increase of 7% from December 31, 2003 levels. Net interest margin (on a tax equivalent basis) was 3.80% in the first quarter of 2004, up from 3.68% in the prior year first quarter and down from 3.82% in the fourth quarter of 2003. The margin compression during the first quarter of 2004 reflects a 2 basis point decrease in yields on average earning assets. A 1-basis point increase in the costs of average interest-bearing liabilities was offset by the effect of an increase in non-interest bearing funds.

         A changing interest rate environment has an effect on our net interest margin. A large portion of our loan portfolio is based on the prime interest rate and may reprice faster than our deposits and floating rate borrowings. Longer-term liabilities are generally more expensive than shorter-term liabilities given the upward slope of the yield curve. Alternatively, if market interest rates decrease, we expect our net interest margin to experience pressure. The most significant change in our net interest margin on a quarter linked basis resulted from the decrease in the dividend paid on our FHLB stock investment, which was 6.5% in the first quarter of 2004 as compared to 7.0% in the fourth quarter 2003. During the first quarter of 2004, we received a dividend of $3.4 million relating to our investment in the FHLB (Chicago), which totaled $207.0 million at March 31, 2004 compared to a dividend of $3.7 million during the fourth quarter 2003. Our FHLB stock investment totaled $208.5 million at December 31, 2003. Changing our focus to lengthen borrowing terms given historically lower rates during 2003 and the first quarter of 2004 will slightly compress net interest margin in the second quarter 2004 but should have a positive impact in future quarters if market interest rates continue to rise.

         The following tables present a summary of our net interest income and related net interest margin, calculated on a tax equivalent basis (dollars in thousands):

                                                              THREE MONTHS ENDED MARCH 31,
                                    -------------------------------------------------------------------------------
                                                      2004                                    2003
                                    ----------------------------------------     ----------------------------------
                                        AVERAGE                                AVERAGE
                                       BALANCE(1)   INTEREST       RATE       BALANCE(1)    INTEREST        RATE
                                    --------------  --------     --------     ----------    --------     ----------
Fed funds sold and other
   short-term investments.........     $    1,648     $     6      1.52%       $   11,833     $    25       0.85%
Investment securities (taxable)...        475,648       5,590      4.67%          351,486       3,792      4.35%
Investment
   securities (non-taxable) .......       198,648       3,356      6.76%          128,942       2,282      7.08%
Loans, net of unearned
   discount(2)....................      1,263,997      17,680      5.56%        1,000,312      15,167      6.10%
                                       ----------     -------                  ----------     -------
Total earning assets..............     $1,939,941     $26,632      5.46%       $1,492,573     $21,266      5.73%
                                       ==========     =======                  ==========     =======
Interest-bearing deposits.........     $1,382,920     $ 6,093      1.77%       $1,181,714     $ 5,777      1.98%
Funds borrowed....................        305,930       1,486      1.92%          191,897       1,312      2.73%
Trust preferred securities........         20,000         485      9.70%           20,000         485      9.70%
                                       ----------     -------                  ----------     -------
Total interest-bearing liabilities     $1,708,850       8,064      1.89%       $1,393,611       7,574      2.20%
                                       ==========     =======                  ==========     =======
Tax equivalent net interest
   income(3)......................                    $18,568                                 $13,692
                                                      =======                                 =======
Net interest spread(4)............                                 3.57%                                   3.53%
Net interest margin(3)(5).........                                 3.80%                                   3.68%

------------------
(1)  Average balances were generally computed using daily balances.
(2) Nonaccrual loans are included in the average balances and do not have a material effect on the average yield. Interest due on non-accruing loans was not material for the periods presented.
(3) We adjust GAAP reported net interest income by the tax equivalent adjustment amount to account for the tax attributes on federally tax exempt municipal securities. The total tax equivalent adjustment reflected in the above table is $1,016,707 and $695,428 in the first quarters of 2004 and 2003, respectively. For GAAP purposes, tax benefits associated with federally tax-exempt municipal securities are reflected in income tax expense. The following table reconciles reported net interest income to net interest income on a tax equivalent basis for the periods presented:

          RECONCILIATION OF QUARTER NET INTEREST INCOME TO QUARTER NET INTEREST
                        INCOME ON A TAX EQUIVALENT BASIS

                                                                 3/31/04         3/31/03
                                                                 -------         -------
         Net interest income.............................        $17,551         $12,997
         Tax equivalent adjustment to net interest income          1,017             695
                                                                 -------         -------
         Net interest income, tax equivalent basis.......        $18,568         $13,692
                                                                 =======         =======

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

                        THREE MONTHS ENDED MARCH 31, 2004
                  COMPARED TO THREE MONTHS ENDED MARCH 31, 2003


                                                                                CHANGE        CHANGE
                                                                 CHANGE DUE     DUE TO        DUE TO        TOTAL
                                                                   TO RATE      VOLUME          MIX         CHANGE
                                                               --------------  --------      ---------     --------
                                                                                (DOLLARS IN THOUSANDS)
Interest income/expense from:
Fed funds sold and other short-term investments.............      $    20        $  (22)       $ (17)       $  (19)
Investment securities (taxable).............................          280         1,347          171         1,798
Investment securities (non-taxable)(1)......................         (104)        1,230          (52)        1,074
Loans, net of unearned discount.............................       (1,340)        4,010         (157)        2,513
                                                                   ------         -----         ----         -----

   Total tax equivalent interest income(1)..................      $(1,144)       $6,565        $ (55)       $5,366
                                                                   ------         -----         ----         -----
Interest-bearing deposits...................................      $  (627)       $  993        $ (50)       $  316
                                                                   ------         -----         ----         -----
Funds borrowed..............................................         (387)          776         (215)          174
                                                                       --
Trust preferred securities..................................                         --           --            --
                                                                   ------         -----         ----         -----
   Total interest expense...................................      $(1,014)       $1,769        $(265)       $  490
                                                                   ------         -----         ----         -----
Net tax equivalent interest income(1).......................      $  (130)       $4,796        $ 210        $4,876
                                  ==                              =======        ======        =====        ======

------------------
(1) Interest income on tax-advantaged investment securities reflects a tax equivalent adjustment based on a marginal federal corporate tax rate of 34%. The total tax equivalent adjustment reflected in the above table is $1,016,707 and $695,428 in the first quarters of 2004 and 2003, respectively.

PROVISION FOR LOAN LOSSES

         We made a provision for loan losses of $1.3 million for the three months ended March 31, 2004 compared to $956,000 for the comparable period in 2003. Net recoveries totaled $103,000 for the quarter ended March 31, 2004 versus net charge-offs of $70,000 for the first quarter of 2003.

      The increase in the provision for loan losses during the three months ended March 31, 2004 as compared to the prior year period reflects management's latest assessment of the inherent losses estimable in the loan portfolio. Our allowance for probable loan losses is reassessed monthly to determine the appropriate level of the reserve. Our analysis is influenced by the following factors: the volume and quality of loans and commitments in the portfolio, loss experience, and economic conditions. A discussion of the allowance for loan losses and the factors on which provisions are based begins on page 29.

NON-INTEREST INCOME

         Non-interest income was $2.9 million in the first quarter of 2004, reflecting an increase of approximately $500,000 or 21% from the first quarter of 2003. The increase in fee income was primarily attributable to wealth management fee revenue of $2.0 million for the quarter ended March 31, 2004, compared to $1.5 million in the prior year quarter. Increases in securities gains were more than offset by increased losses resulting from the fair market value adjustment of an interest rate swap. During the first quarter of 2004, the company recognized securities gains of $998,000, compared to losses of $55,000 in the first quarter 2003. Non-interest income for the first quarter of 2004 reflects the fair market value adjustment on the $25.0 million 10-year treasury rate for 3-month LIBOR interest rate swap, which resulted in losses of $1.1 million during the first quarter 2004, compared to losses of $230,000 in the first quarter of 2003.

         The following table presents the breakdown of banking, wealth management services and other income for the periods presented:


                                                  THREE MONTHS ENDED
                                                ----------------------
                                                      MARCH 31,
                                                ----------------------
                                                 2004           2003
                                                ----------  ----------
Wealth management fee revenue..........        $1,957         $1,485
Residential real estate secondary
   market fees.........................           464            782
Banking and other services.............           435            308
Bank owned life insurance..............           124            126
                                               ------         ------
   Total banking, wealth management
      services and other income........        $2,980         $2,701
                                               ======         ======

         Total wealth management assets under management were $1.6 billion at March 31, 2004 compared to $1.2 billion at March 31, 2003, and up $81.0 million from $1.5 billion at December 31, 2003. Of these amounts, trust services assets under management were $974.4 million and Lodestar assets under management were $601.8 million at March 31, 2004. Excluded from the total wealth management assets under management are $56.6 million of trust services assets that are managed by Lodestar. At December 31, 2003, trust services managed $922.0 million of assets, Lodestar managed $572.9 million of assets, and $53.6 million of assets managed by Lodestar were excluded from the total wealth management assets under management. Growth in assets under management during the quarter reflects the impact of net new business generated and the continued rebound in the equity markets.

         Growth in wealth management fee income contributed to the expansion in non-interest income during the quarter. Wealth management fee income totaled $2.0 million for the first quarter of 2004, an increase of $472,000 from the first quarter of 2003 and an increase of $101,000 from the fourth quarter of 2003. Of the $2.0 million, approximately $506,000 was revenue generated from wealth management services provided to those clients where a third-party investment manager is utilized. For the three months ended March 31, 2003, $1.5 million of wealth management fee revenue was generated; of this amount approximately $358,700 was third-party investment manager revenue. A portion of revenue is used to pay these third-party investment managers and the remaining amount of fees collected are utilized to cover costs associated with administering other aspects of the wealth management services that we provide to clients. The fees paid to third-party investment managers are included in the professional fees category of non-interest expense.

         The increase in wealth management fee revenue over the prior year period reflects a favorable shift in the mix of accounts towards higher fee structures, the addition of new business and equity market improvements experienced during 2003 and 2004.

         Sales of residential real estate loans generated $464,000 of income during the first quarter of 2004 compared to $782,000 during the prior year quarter primarily due to a lower volume of loans sold as a result of relatively decreased demand for residential real estate loans. Late in the first quarter 2004, when market interest rates declined, we experienced an increase in the demand for residential real estate loans. We expect that the majority of these loans will close in the second quarter with a resulting benefit to residential loan fees. We do not expect the impact on earnings to exceed the 2003 levels for the same period, but we do expect an increase from the levels recognized during the first quarter 2004.

         During the first quarter of 2004, we recognized income of $124,000 related to the increased cash surrender value of a bank owned life insurance
(BOLI) policy that was entered into in the fourth quarter of 2001 as compared to relatively similar levels of income in the first quarter of 2003. This policy covers certain higher-level employees who are deemed to be significant contributors to the company. All employees included in this policy are aware and have consented to the coverage. The cash surrender value of BOLI at March 31, 2004 was $11.4 million and is included in other assets on the balance sheet.

         Included in non-interest income for the 2004 period are trading losses recorded to reflect the fair market value adjustment on an interest rate swap used to economically hedge a portion of the Company's investment in long-term municipal bonds. The change in the fair market value of the swap is recognized in earnings and resulted in a loss for the three months ended March 31, 2004 because of the overall decline in market rates of interest during the period. For the three months ended March 31, 2004, the trading loss totaled $1.1 million compared to a loss of $230,000 during the first quarter of 2003. Securities gains for the three months ended March 31, 2004 were $998,000 compared to losses of $55,000 in the prior year quarter. The securities were sold after interest rates had decreased significantly late in the first quarter of 2004; the proceeds were reinvested in securities that we expect will improve our asset/liability position going forward.


NON-INTEREST EXPENSE

                                                 THREE MONTHS ENDED
                                                ----------------------
                                                      MARCH 31,
                                                ----------------------
                                                   2004         2003
                                                ----------   ---------
                                                    (IN THOUSANDS)
Salaries and employee benefits..........        $ 6,035       $4,778
Occupancy...............................          1,360        1,419
Professional fees.......................          1,114        1,284
Marketing...............................            495          486
Data processing.........................            446          393
Postage, telephone and delivery.........            229          211
Office supplies and printing............            136          159
Insurance...............................            215          168
Amortization of intangibles.............             42           42
Other expense...........................            467          479
                                                -------       ------
Total non-interest expense..............        $10,539       $9,419
                                                =======       ======

         Non-interest expense increased to $10.5 million in the first quarter of 2004 from $9.4 million in the first quarter of 2003, an increase of 12%. The increase in non-interest expense between periods is attributable to increases in personnel costs associated with our growing client service team, including the addition of several managing directors within the past year. Our efficiency ratio was 49.1% for the first quarter of 2004 as compared to 58.5% for the first quarter of 2003 and 50.1% in the fourth quarter of 2003. The improvement in the efficiency ratio reflects the impact of faster growth in net interest income, coupled with slower growth in non-interest expense. On a tax-equivalent basis, this ratio indicates that in the first quarter of 2004, we spent 49.1 cents to generate each dollar of revenue, compared to 58.5 cents in the first quarter of 2003. During the remainder of 2004, we expect to continue to maintain our efficiency ratio at a level of approximately 50%; however, our anticipated acquisition of Corley Financial and our planned branch expansion initiatives into southeastern Wisconsin and our planned Gold Coast office may negatively impact our efficiency ratio in future periods. The efficiency ratio is equal to non-interest expense divided by the sum of net interest income on a tax equivalent basis plus non-interest income. Please refer to footnote 3 on page 22 for a reconciliation of net interest income to net interest income on a tax equivalent basis.

         Salaries and benefits increased to $6.0 million, or 26% during the first quarter of 2004 as compared to the year ago quarter, reflecting the increased level of full-time equivalent employees to 226 people at March 31, 2004 from 194 people at March 31, 2003. The increase is due primarily to overall growth in the organization.

         Occupancy expense decreased to $1.4 million during the first quarter of 2004, reflecting a decrease of 4% over the prior year quarter. Renovations to several floors in the downtown Chicago office during 2003 caused occupancy expense, which includes purchases of furniture, fixtures and equipment, to be temporarily higher.

         Professional fees, which include legal, accounting, consulting services and investment management fees, decreased to $1.1 million during the first quarter of 2004, reflecting a decrease of 13% over the prior year quarter. Professional fees in the prior year reflected consulting fees paid for the management of our investment portfolio from February to May 2003; in May, the bank hired a full time chief investment officer to manage the investment portfolio.

         Marketing expenses increased to $495,000 for the quarter ended March 31, 2004 from $486,000 in the prior year quarter, an increase of 2%.

         Insurance expense increased 28% during the first quarter of 2004 to $215,000 over the prior year quarter due to the increased cost of insurance in the marketplace, and the renewal of our annual insurance coverage.

         During the first three months of 2004, we amortized $42,000 in intangible assets related to our acquisition of a controlling interest in Lodestar.

MINORITY INTEREST EXPENSE

         On December 30, 2002, The PrivateBank (Chicago) acquired an 80% controlling interest in Lodestar Investment Counsel LLC ("Lodestar"). The Company records its 20% noncontrolling interest in Lodestar related to Lodestar's results of operations, in minority interest expense on the consolidated statement of income. For the quarter ended March 31, 2004, we recorded approximately $67,000 of minority interest expense.

INCOME TAXES

         The following table shows our income before income taxes, applicable income taxes and effective tax rate for the three months ended March 31, 2004 and 2003, respectively (in thousands):

                                       THREE MONTHS ENDED
                                           MARCH 31,
                                     ----------------------
                                        2004        2003
                                     ----------  ----------
Income before taxes..........         $8,531       $5,000
Income tax provision.........          2,581        1,397
Effective tax rate...........           30.3%        27.9%

         The effective income tax rate varies from statutory rates principally due to certain interest income, which is tax-exempt for federal or state purposes, and certain expenses, which are disallowed for tax purposes. The higher effective tax rate for the three months ended March 31, 2004 as compared to the prior year period reflects growth in pretax income of 71% that has outpaced the growth on our federally tax-exempt municipal bonds income. Federally tax-exempt municipal bonds increased to $205.2 million as of March 31, 2004, a 38% increase from $149.2 million at March 31, 2003.

OPERATING SEGMENTS RESULTS

         As described in Note 5 to the consolidated financial statements included in this report, the Company's operations consist of four primary business segments: The PrivateBank (Chicago), The PrivateBank (St. Louis), Wealth Management and Holding Company Activities.

         The profitability of The PrivateBank (Chicago) is primarily dependent on the net interest income, provision for loan losses, non-interest income and non-interest expense. Net income for The PrivateBank (Chicago) for the three months ended March 31, 2004 increased 43% to $5.9 million from $4.2 million for the three months ended March 31, 2003. The growth in net income for the period resulted from improvements in net interest income, which was driven by increases in loans and investments. The improvement in net interest income and non-interest income for the three months ended March 31, 2004 more than offset increases in operating expenses associated with continued growth of The PrivateBank (Chicago). Net interest income for The PrivateBank (Chicago) for the three months ended March 31, 2004 increased to $14.9 million from $10.6 million, or 41%, primarily due to growth in earning assets.

         Total loans at the PrivateBank (Chicago) increased by 31%, or $278.9 million, to $1.2 billion at March 31, 2004 as compared to total loans of $903.6 million at March 31, 2003. The majority of the loan growth for the three months ended March 31, 2004 occurred in the commercial real estate and construction loan categories. Total deposits increased by 22% to $1.5 billion at March 31, 2004, from $1.2 billion at March 31, 2003. Growth in money market deposits, jumbo certificates of deposits, non-interest-bearing deposits and increased utilization of brokered deposits accounted for the majority of the deposit growth.

         Net income for The PrivateBank (St. Louis) for the three months ended March 31, 2004 increased to $543,000 as compared to $390,000 in the prior year period. This growth in net income resulted from increases in net interest income and non-interest income, which more than offset increases in operating expenses. Net interest income for The PrivateBank (St. Louis) for the three months ended March 31, 2004 increased to $1.6 million from $1.0 million in the prior year period, an increase of 61%, primarily due to growth in earning assets.

         Total loans at the PrivateBank (St. Louis) increased 39% to $162.5 million at March 31, 2004 from $116.6 million at March 31, 2003, due primarily to growth in commercial real estate and commercial loans categories. Construction and personal loans also contributed to the increase in loans, but to a lesser extent. Total deposits increased by $7.9 million to $159.2 million at March 31, 2004 from $151.3 million at March 31, 2003. The majority of the deposit growth at The PrivateBank (St. Louis) was due to increased money market and jumbo certificates of deposit during the three months ended March 31, 2004 as compared to the prior year period. Brokered deposits were $37.2 million at March 31, 2004, a decrease of $18.1 million since March 31, 2003.

         Wealth management includes investment management, personal trust and estate services, custodial services, retirement accounts and brokerage and investment services. Wealth management assets under management increased by $428.6 million (including assets managed by Lodestar of $56.6 million) to $1.6 billion at March 31, 2004, as compared to $1.2 billion at March 31, 2003, due primarily to the improvement in the equity markets and increases in net new business. Wealth management fee revenue was $2.0 million compared to $1.5 million for the three months ended March 31, 2003. Net income for three months ended March 31, 2004 for our Wealth Management segment was $358,000 as compared to $75,000 for the three months ended March 31, 2003.

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

         The Holding Company Activities segment reported a net loss of $819,000 for the three months ended March 31, 2004 as compared to a net loss of $1.0 million for the three months ended March 31, 2003. The decrease in the amount of the net loss reported for 2004 as compared to prior year period reflects the decrease in the amount of borrowings recorded at the Holding Company Activities segment.

During the third quarter of 2003, the Company repaid a $30.0 million revolving line of credit and a $5.0 million subordinated note. The reduced level of borrowings has reduced the interest expense recognized at the Holding Company Activities segment. Total debt outstanding, which included trust preferred securities, at the Holding Company at March 31, 2004, was $20.0 million, compared to total debt outstanding of $53.8 million at March 31, 2003.

                              FINANCIAL CONDITION

TOTAL ASSETS

         Total assets increased to $2.1 billion at March 31, 2004, an increase of $154.2 million, or 8% over total assets of $2.0 billion at December 31, 2003, and an increase of $510.1 million, or 31% over $1.6 billion of total assets at March 31, 2003. The balance sheet growth during the three months ended March 31, 2004 was accomplished mainly through loan growth throughout the Company and growth in the investment securities portfolio. The growth in assets was funded primarily through increases in FHLB advances, and core deposit growth, including savings, money market, and non-interest bearing demand deposits.

LOANS

         Total loans increased to $1.3 billion, an increase of $120.1 million, or 10%, from $1.2 billion at December 31, 2003 and an increase of $326.5 million, or 32%, from $1.0 billion at March 31, 2003.

         Loan growth since December 31, 2003 has occurred primarily in the commercial real estate and construction loan categories. The reduction in market interest rates during the quarter caused higher demand for residential real estate and home equity loans. The PrivateBank (St. Louis) had loans outstanding of $162.5 million as of March 31, 2004, which reflects growth of $11.0 million, or 7%, since December 31, 2003. The remaining loan growth of $111.1 million (excluding intercompany eliminations) during the first three months of 2004 was generated by The PrivateBank (Chicago). All of The PrivateBank (Chicago) offices posted strong gains in loan volume throughout the period. Loan volume at The PrivateBank (Chicago) offices increased 10% at March 31, 2004 as compared to December 31, 2003 loan levels.

         The following table sets forth the composition of our loan portfolio net of unearned discount by category (in thousands) at the following dates:


                                                             MARCH 31,           DECEMBER 31,          MARCH 31,
                                                               2004                 2003                 2003
                                                        ----------------   ---------------------   ----------------
            LOANS
            Commercial real estate................       $   679,698              $639,296            $492,952
            Commercial............................           208,441               181,062             158,227
            Residential real estate...............            83,785                69,541              76,885
            Personal(1)...........................            73,949                77,025              68,119
            Home Equity...........................           101,973                94,855              83,924
            Construction..........................           196,860               162,878             138,089
                                                          ----------            ----------          ----------
               Total loans, net of unearned
                  discount........................        $1,344,706            $1,224,657          $1,018,196
                                                          ==========            ==========          ==========

------------------
(1) Includes overdraft lines.

 ALLOWANCE FOR LOAN LOSSES

         Loan quality is continually monitored by management and reviewed by the loan committees of the boards of directors of the banks on a monthly basis. The amount of additions to the allowance for loan losses, which is charged to earnings through the provision for loan losses, is determined based on a variety of factors, including assessment of the credit risk of the portfolio, delinquent loans, evaluation of current economic conditions in the market area, actual charge-offs during the year and historical loss experience. The unallocated portion of the reserve involves the exercise of judgment by management and reflects various considerations, including management's view that the reserve should have a margin that recognizes the imprecision inherent in the process of estimating credit losses.

         We maintain an allowance for loan losses sufficient to absorb credit losses inherent in our loan portfolio. The allowance for loan losses represents our estimate of probable losses in the portfolio at each balance sheet date and is supported by all available and relevant information. The allowance contains provisions for probable losses that have been identified relating to specific borrowing relationships, as well as probable losses inherent in the loan portfolio and credit undertakings that are not specifically identified. Management's application of the methodology for determining the allowance for loan losses resulted in an allowance for loan losses of $16.5 million at March 31, 2004 compared with $15.1 million at December 31, 2003, primarily reflecting growth in the loan portfolio during the quarter. We believe that the allowance for loan losses is adequate to provide for estimated probable credit losses inherent in our loan portfolio.

         The allowance for loan losses as a percentage of total loans was 1.23% at March 31, 2004, 1.23% at December 31, 2003 and 1.22% at March 31, 2003. Net
recoveries totaled $103,000 for the three months ended March 31, 2004 versus net charge-offs of $70,000 in the year earlier period. The provision for loan losses was $1.3 million for the three months ended March 31, 2004, versus $956,000 for the three months ended March 31, 2003.

         Following is a summary of changes in the allowance for loan losses for the three months ended March 31, 2004 and 2003 (in thousands):

                                                                           2004            2003
                                                                         --------        --------
Balance, January 1..............................................         $15,100         $11,585
Provisions charged to earnings..................................           1,326             956
Loans charged-off, net of recoveries............................             103             (70)
                                                                         -------         -------
Balance, March 31...............................................         $16,529         $12,471
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

         The portion of the provision related to the specific component of the reserve was approximately $230,000 during the first three months of 2004 resulting in an increase in this component of approximately $333,000 after giving effect to $103,000 in recoveries during the period. The specific component of the reserve consists of individual credit relationships that have been allocated specifically identified reserves based on the loan ratings assigned to individual loans and other extensions of credit.

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

      The portion of the provision related to the allocated inherent component of the reserve was $1,261,000 during the first three months of 2004. The increase in the allocated portion of the reserve reflects a significant migration of loans to slightly higher risk ratings as well as the increase in volume in our commercial real estate loan portfolio and construction loan portfolio. Loss factors for the construction and commercial real estate loan portfolios were also increased to reflect management's evaluation of the current economic conditions and its impact on these sectors of the portfolio. Management has identified a weakening of credit quality of certain borrowers as reflected by risk rating downgrades in 2004. Management has noticed lower sales, decreased profitability and lower cash flows within its client base. These trends led to the increased loss factors noted above. The increase in this component of the reserve was partially offset by a decline in the impact of residential real estate and home equity loans, resulting from a decrease in their respective loss factors. Loss factors applied to residential real estate and home equity loans were decreased or unchanged based on management's assessment of our historical loss experience coupled with the quality of the underlying collateral securing the residential real estate and home equity loan portfolios.


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

      The portion of the provision related to the unallocated inherent component of the reserve was decreased by $165,000 for the first three months of 2004. The decrease reflects our view that the inherent losses related to certain factors, such as general economic and business conditions and the possible imprecision due to changes in the portfolio mix, which we considered in our evaluation of the unallocated allowance at December 31, 2003 are now recognized at March 31, 2004 in the allocated allowance through increased specific reserves or in the higher loss factors utilized in determining the risk allocated allowance. The growth and complexity of the loan portfolio exposes us to larger individual charge-offs.

NONPERFORMING LOANS

         The following table classifies our non-performing loans as of the dates shown:

                                              3/31/04      12/31/03       9/30/03      6/30/03       3/31/03
                                             ---------    ----------     ---------    ---------     ---------
                                                                 (DOLLARS IN THOUSANDS)
Nonaccrual loans......................        $  131        $   36        $  517        $  889        $1,483
Loans past due 90 days or more........           715         1,088         1,401         1,849         2,032
                                              ------        ------        ------        ------        ------
   Total nonperforming loans..........           846         1,124         1,918         2,738         3,515
                                              ------        ------        ------        ------        ------
   Total nonperforming assets.........        $  846        $1,124        $1,918        $2,738        $3,515
                                              ======        ======        ======        ======        ======
Total nonaccrual loans to total loans.         0.010%        0.003%        0.046%        0.080%        0.146%
Total nonperforming loans to total
   loans..............................          0.06%         0.09%         0.17%         0.26%         0.35%
Total nonperforming assets to total
   assets.............................          0.04%         0.06%         0.10%         0.16%         0.22%

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

         Nonaccrual loans were $131,000 at March 31, 2004 as compared to $36,000 at December 31, 2003 and $1.5 million at March 31, 2003. Nonaccrual loans increased by $95,000 since December 31, 2003. Loans delinquent over 90 days decreased by $373,000 since December 31, 2003 to $715,000.

INVESTMENT SECURITIES

         The amortized cost and the estimated fair value of securities at March 31, 2004 and December 31, 2003, were as follows (in thousands):


                                                        INVESTMENT SECURITIES -- AVAILABLE-FOR-SALE
                                             ------------------------------------------------------------------
                                                                      MARCH 31, 2004
                                             ------------------------------------------------------------------
                                                                   GROSS           GROSS
                                                AMORTIZED       UNREALIZED       UNREALIZED       ESTIMATED
                                                  COST             GAINS           LOSSES        FAIR VALUE
                                             ------------------------------------------------------------------
U.S. government agency mortgage
   backed securities and collateralized
   mortgage obligations..................       $250,471         $  4,763        $  (522)         $254,712
Corporate collateralized mortgage
   obligations...........................          4,254               --             (1)            4,253
Tax exempt municipal securities..........        205,227           11,772           (170)          216,829
Taxable municipal securities.............          3,855               30             --             3,885
Federal Home Loan Bank stock.............        208,097               --             --           208,097
Other....................................          4,378              532             (8)            4,902
                                                --------          -------        -------          --------
Total....................................       $676,282          $17,097        $  (701)         $692,678
                                                ========          =======        =======          ========


                                                        INVESTMENT SECURITIES -- AVAILABLE-FOR-SALE
                                             ------------------------------------------------------------------
                                                                     DECEMBER 31, 2003
                                             ------------------------------------------------------------------
                                                                   GROSS           GROSS
                                                AMORTIZED       UNREALIZED       UNREALIZED       ESTIMATED
                                                  COST             GAINS           LOSSES        FAIR VALUE
                                             ------------------------------------------------------------------
U.S. government agency mortgage
   backed securities and collateralized
   mortgage obligations..................       $239,092         $  4,695        $(1,060)         $242,727
Corporate collateralized mortgage
   obligations...........................          4,910               --             (1)            4,909
Tax exempt municipal securities..........        192,417           11,141           (163)          203,395
Taxable municipal securities.............          3,855                2             --             3,857
Federal Home Loan Bank stock.............        209,633               --             --           209,633
Other....................................          4,363              391            (13)            4,741
                                                --------          -------        -------          --------
Total....................................       $654,270          $16,229        $(1,237)         $669,262
                                                ========          =======        =======          ========

      All securities are classified as available-for-sale and may be sold as part of our asset/liability management strategy in response to changes in interest rates, liquidity needs or significant prepayment risk. Available-for-sale securities are carried at fair value, with related unrealized net gains or losses, net of deferred income taxes, recorded as an adjustment to equity capital. At March 31, 2004, reported stockholders' equity reflected unrealized securities gains net of tax of $10.8 million. This represented an improvement of approximately $900,000 from unrealized securities gains net of tax of $9.9 million at December 31, 2003.

      Net unrealized gains increased to $16.4 million at March 31, 2004 compared to net unrealized gains of $15.0 million at December 31, 2003. The increase was the result of a decline in interest rates during the quarter, which improved the market value of the bank's fixed-income investment portfolio. The market value of fixed-income securities moves in the opposite direction of interest rates.

         Securities available-for-sale increased to $692.7 million at March 31, 2004, up 4% from $669.3 million as of December 31, 2003. The growth in the investment security portfolio since December 31, 2003 resulted from the continued implementation of our asset/liability management strategy. Compared to December 31, 2003, investments in U.S. government agency mortgage-backed securities and CMOs increased by $12.0 million from $242.7 million to $254.7 million; investments in tax-exempt municipal securities increased by $13.4 million from $203.4 million to $216.8 million; and investments in FHLB stock decreased by $1.5 million from $209.6 million to $208.1 million. The FHLB has communicated to the Bank that generally the stock will be redeemed immediately upon request; however, they have the right to require six months advance notice of any stock sale before the liquidation at par actually occurs.

DEPOSITS AND FUNDS BORROWED

         The following table presents the balances of deposits by category and each category as a percentage of total deposits at March 31, 2004 and December 31, 2003:


                                                        MARCH 31,                  DECEMBER 31,
                                                     -------------               ----------------
                                                          2004                         2003
                                                     -------------               ----------------
                                                                PERCENT OF                    PERCENT OF
                                                     BALANCE      TOTAL        BALANCE           TOTAL
                                                     -------    ----------     -------        ----------
                                                                (DOLLARS IN THOUSANDS)
         Non-interest bearing demand.......     $  153,197          9%       $  135,110           9%
         Savings...........................         11,721          1%            9,795           1%
         Interest-bearing demand...........         79,453          5%           85,083           5%
         Money market......................        635,117         39%          552,439          36%
         Brokered deposits.................        426,022         26%          447,948          29%
         Other time deposits...............        317,389         20%          316,984          20%
                                                ----------        ---        ----------         ---
           Total deposits.................      $1,622,899        100%       $1,547,359         100%
                                                ==========        ===        ==========         ===

         Total deposits of $1.6 billion at March 31, 2004 represent an increase of $75.5 million or 5% as compared to total deposits of $1.5 billion as of December 31, 2003. Non-interest-bearing demand deposits increased by 13% to $153.2 million at March 31, 2004 as compared to $135.1 million at December 31, 2003. Interest-bearing demand deposits decreased by 7% to $79.5 million as compared to $85.1 million at December 31, 2003. Money market accounts increased by $82.7 million, or 15%, to $635.1 million at March 31, 2004 as compared to $552.4 million at December 31, 2003. Brokered deposits decreased by 5% or $22.0 million to $426.0 million at March 31, 2004 as compared to $447.9 million at December 31, 2003. During the first quarter of 2004, we increased the use of FHLB advances as a funding source and allowed certain brokered deposits to mature, taking advantage of more favorable interest rates at the FHLB. Other time deposits increased by approximately $405,000 to $317.4 million as compared to $317.0 million at year-end 2003 due to growth in core deposits.

         We continue to utilize brokered deposits as a source of funding for growth in the loan and investment portfolios. We have issued certain brokered deposits that include call option provisions, which can provide us with the opportunity to repay the certificates of deposit on a specified date prior to the contractual maturity date. On March 30, 2004, we notified the Depository Trust Company of our intent to call two brokered deposits. The deposits, a $15.0 million 4-year original maturity at 3.50% deposit and a $10.0 million 20-year original maturity at 6.00% deposit, were redeemed on April 14, 2004 and April 26, 2004, respectively. The remaining prepaid broker commissions relating to these two deposits were amortized between the notification date and the call redemption dates. Therefore, the amortization expense will be higher in the second quarter than if we had held these brokered deposits to their maturity. The bank replaced these called brokered deposits with new brokered deposits. The new deposits, a $15.0 million deposit entered into on March 26, 2004 with a 4-year maturity at 3.20% and a $10.0 million deposit entered into on April 23, 2004 with a 20-year maturity at 5.50%, are also callable. There was no meaningful impact to our net interest margin in the first quarter of 2004 associated with our call of these two deposits; we expect second quarter margin will be slightly negatively impacted by the increase in fee amortization of $176,000 associated with our call of these two deposits.

         As of March 31, 2004, there were five outstanding brokered deposits containing unexercised call provisions. We have brokered deposits with eight different brokers and we receive periodic information from other brokers regarding potential deposits. The scheduled maturities of brokered deposits, net of unamortized prepaid broker commissions, as of March 31, 2004, for the fiscal years 2004 through 2007 and thereafter, are as follows:

                   SCHEDULED MATURITIES OF BROKERED DEPOSITS
                 NET OF UNAMORTIZED PREPAID BROKER COMMISSIONS
                              AT DECEMBER 31, 2003
       For year ending December 31,
             2004(1)                                                    160,329
             2005                                                       131,592
             2006                                                        46,480
             2007+(2)                                                    89,485
                                                                        -------
       Total brokered deposits..................................        427,886
       Unamortized prepaid broker commissions...................         (1,864)
                                                                        -------
       Total brokered deposits, net of unamortized prepaid
       broker commissions.......................................       $426,022
                                                                       ========

(1) Of the $160.3 million of brokered deposits maturing in 2004, $88.6 million are maturing in the third quarter of 2004.
(2) Includes five callable-brokered deposits: 1) $5.8 million with a maturity of 3/18/2024 and a call date of 9/18/2004; 2) $10.0 million with a maturity of 3/12/2024 and a call date of 9/24/2004; 3) $12.5 million with a maturity of 2/27/2019 and a call date of 8/27/2004; 4) $10.0 million with a maturity of 1/21/2014 and a call date of 7/21/2004; 5) $15.0 million with a maturity of 3/26/2008 and a call date of 9/26/2004.

         Membership in the FHLB System gives us the ability to borrow funds from the FHLB (Chicago) and from the FHLB (Des Moines) under a variety of programs. We have periodically used the services of the FHLB for funding needs and other correspondent services.

         During the first quarter of 2004, we increased our use of FHLB advances to fund loan and investment securities growth. Management anticipates that our reliance on FHLB borrowings as a funding source will likely remain the same for the remainder of 2004 to the extent that rates on brokered deposits continue to be more attractive and our availability to borrow with the FHLB remains at current levels. FHLB borrowings totaled $250.5 million at March 31, 2004 compared to $67.1 million at March 31, 2003 and $156.2 million at December 31, 2003.

         A summary of all funds borrowed and outstanding at March 31, 2004, December 31, 2003 and March 31, 2003 is presented in the table below:


                                                   CURRENT
         LONG TERM FUNDS BORROWED:                  RATE      MATURITY    3/31/2004   12/31/2003    3/31/2003
         -------------------------                  ----      --------    ---------   ----------    ---------
         FHLB fixed advance (1)                     4.16%    09/04/2007      25,000       25,000           --
         Subordinated note                          3.35%    02/11/2007          --           --        5,000
         FHLB fixed advance                         2.87%    11/14/2006      25,000       25,000           --
         FHLB fixed advance                         2.43%    07/17/2006       1,000        1,000           --
         FHLB fixed advance                         2.12%    01/17/2006       2,000        2,000           --
         FHLB fixed advance                         2.28%    01/03/2006      10,000       10,000           --
         FHLB fixed advance                         2.31%    11/07/2005       2,000        2,000           --
         FHLB fixed advance (2)                     6.50%    10/24/2005      26,213       26,225       26,648
         FHLB fixed advance                         2.40%    09/06/2005       5,000        5,000           --
         FHLB fixed advance                         1.69%    08/17/2005      25,000          --            --
         FHLB fixed advance                         1.83%    07/15/2005       3,000        3,000           --
         FHLB fixed advance                         1.91%    06/15/2005       7,000        7,000           --
         FHLB fixed advance                         1.96%    06/15/2005      25,000       25,000           --
         FHLB fixed advance                         1.95%    05/09/2005       2,000        2,000           --
         FHLB fixed advance                         1.55%    01/30/2005      25,000          --            --
         FHLB fixed advance                         1.45%    01/13/2005       1,000        1,000           --
                                                                            -------      -------       ------
         TOTAL LONG-TERM FUNDS BORROWED                                     184,213      134,225       31,648

         SHORT TERM FUNDS BORROWED:
         -------------------------
         FHLB fixed advance                         1.59%    12/15/2004      10,000       10,000           --
         FHLB fixed advance                         1.56%    12/13/2004       2,000        2,000           --
         FHLB fixed advance                         1.56%    11/16/2004       5,000        5,000           --
         FHLB fixed advance                         1.74%    11/08/2004       3,000        3,000           --
         FHLB fixed advance                         1.57%    10/25/2004       2,000        2,000           --
         FHLB fixed advance                         1.31%    10/20/2004      25,000           --           --
         FHLB fixed advance                         1.61%    01/16/2004          --           --        1,000
         FHLB fixed advance                         6.21%    12/05/2003          --           --       30,000
         FHLB fixed advance                         1.73%    11/07/2003          --           --        6,000
         FHLB fixed advance                         2.74%    07/17/2003          --           --        1,000
         FHLB fixed advance                         2.21%    07/17/2003          --           --        1,000
         FHLB fixed advance                         2.46%    06/16/2003          --           --          500
         FHLB fixed advance                         2.70%    05/08/2003          --           --        1,000
         Borrowing under revolving line of
         credit facility                            3.50%    04/11/2003          --           --       28,750
         Fed funds purchased                        1.11%      daily         47,000       50,000        9,000
         Demand repurchase agreements (3)           0.90%      daily         19,324       13,338       15,035
                                                                            -------       ------       ------
         TOTAL SHORT-TERM FUNDS BORROWED                                    113,324       85,338       93,285
                                                                            -------       ------       ------
         TOTAL FUNDS BORROWED                                              $297,537     $219,563     $124,933
                                                                           ========     ========     ========

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

      The Company has a $40.0 million revolving credit facility with a commercial bank that matures on December 1, 2004. At March 31, 2004, we had a zero balance outstanding under the line, compared to $28.8 million outstanding at March 31, 2003. On July 30, 2003, the outstanding balance on the line of credit was paid in full using proceeds from the common stock offering completed on July 30, 2003. The interest rate on any borrowings under this revolving line resets quarterly, and is based on, at our option, either the lender's prime rate or three-month LIBOR +120 basis points with a floor of 3.50%. Historically, we have elected to pay interest based on the three-month LIBOR rate +120 basis points.

         As of March 31, 2003, we had a $5.0 million subordinated note outstanding. The interest on the subordinated note was reset each quarter based on the three-month LIBOR rate +200 basis points. The note was payable in full on or before February 11, 2007, and provided for certain rate escalation beginning after February 11, 2002. On August 19, 2003, the subordinated note was paid in full.

CAPITAL RESOURCES

         Stockholders' equity rose to $174.0 million at March 31, 2004, an increase of $7.1 million from December 31, 2003 stockholders' equity of $167.0 due primarily to year-to-date 2004 net income of $6.0 million and an increase of $861,000 for the fair value of securities classified as available-for-sale, net of income taxes.

         On July 30, 2003, the Company completed its sale of 1.955 million shares of common stock in an underwritten public offering. The public offering price was $31.25. Net proceeds to the Company totaled approximately $57.2 million.

      At March 31, 2004, $20.0 million of our outstanding trust-preferred securities was treated as Tier 1 capital. The Company and its banking subsidiaries are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors, and the regulators can lower classifications in certain areas. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements.

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

         The following table sets forth our consolidated regulatory capital amounts and ratios as of March 31, 2004 and 2003, and December 31, 2003:


                                               MARCH 31,                                       DECEMBER 31,
                        --------------------------------------------------------------   --------------------------
                                      2004                           2003                          2003
                        -------------------------------   ----------------------------   --------------------------
                                   "Well                           "Well                          "Well
                                    capital-   Excess/             capital-    Excess/            capital-
                                    ized"      (Deficit)            ized"     (Deficit)            ized"
                        Capital     Standard    Capital  Capital   Standard    Capital   Capital  Standard  Capital
                        -------     --------    -------  -------   --------   ---------  ------   --------  -------
DOLLAR BASIS:
Tier 1 leverage
   capital.........     $161,698   $100,629   $61,069   $82,226    $78,020    $4,206   $155,431   $94,171   $61,260
Tier 1 risk-based
   capital.........      161,698     88,090    73,608    82,226     70,600    11,626    155,431    80,495    74,936
Total risk-based
   capital.........      178,227    146,816    31,411    97,697    117,667  (19,970)    170,531   134,158    36,373

PERCENTAGE BASIS:
Leverage ratio.....        8.03%      5.00%               5.27%      5.00%                8.25%     5.00%
Tier 1 risk-based
   capital ratio...        11.01       6.00                6.99       6.00                11.59      6.00
Total risk-based
   capital ratio...        12.14      10.00                8.30      10.00                12.71     10.00
Total equity to
   total assets....         8.14                           5.85                            8.41

         To be considered "well-capitalized," an entity must maintain a leverage ratio of at least 5.0%, a Tier 1 risk-based capital ratio of at least 6.0%, and a total risk-based capital ratio of at least 10.0%. To be "adequately capitalized," a bank must maintain a leverage ratio of at least 4.0%, a Tier 1 risk-based capital ratio of at least 4.0%, and a total risk-based capital ratio of at least 8.0%. At March 31, 2004, the Company and each of the banking subsidiaries exceeded the minimum levels of all regulatory capital requirements, and were considered "well-capitalized" under regulatory standards.

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

         Net cash used in operations was $132,000 in the three months ended March 31, 2004 compared to net cash provided by operations of $11.8 million in the prior year period. The net cash provided during the three months ended March 31, 2004 was impacted by the growth and timing of receipts of interest and cash settlement payments. Net cash outflows from investing activities were $142.3 million in the first three months of 2004 compared to a net cash outflow of $67.7 million in the prior year period. Cash inflows from financing activities in the first three months of 2004 were $153.6 million compared to a net inflow of $75.2 million in the first three months of 2003.

         In the event of short-term liquidity needs, our banking subsidiaries may purchase federal funds from correspondent banks. Membership in the FHLB System gives the banking subsidiaries the ability to borrow funds from the FHLB for short- or long-term purposes under a variety of programs.

      Subject to the waiver of the required notice period upon redemption, our investment in FHLB stock is a source of liquidity for us. At March 31, 2004, we owned $208.1 million of FHLB stock. We can elect at any time to sell FHLB stock at par back to the FHLB, excluding the required FHLB stock minimum that needs to be maintained in order to support existing FHLB advances. FHLB has communicated to us that generally the stock will be redeemed immediately upon a request by us, however, FHLB can legally require six months advance notice of the stock sale before the stock is actually liquidated for cash at its par value. Alternatively, FHLB can redeem, at any time any FHLB stock we own, in excess of the required minimum. During the first quarter of 2004, we sold $4.9 million of FHLB stock, which was redeemed in one business day. Currently, we plan to limit our FHLB stock investment to no more than the $208.5 million we had outstanding at December 31, 2003. The FHLB of Chicago paid a 6.5% (annualized) dividend in the first, second and third quarters of 2003 and a 7.0% (annualized) dividend in the fourth quarter 2003. The FHLB (Chicago) has declared and paid a 6.5% dividend for the first quarter of 2004. We have been notified that the FHLB (Chicago) will pay a 6.0% dividend in the second quarter 2004.

         During the three months ended March 31, 2004, we increased the level of FHLB advances while the level of brokered deposits decreased. During the first quarter of 2004, our utilization of FHLB advances increased due to new advances obtained to take advantage of the availability of longer maturity advances at lower rates. Management anticipates that our reliance on FHLB borrowings and brokered deposits as a funding source will continue for the remainder of 2004 to the extent that brokered deposit pricing rates continue to be attractive and our available collateral for FHLB advances remains at current levels. Our asset/liability policy currently limits our use of brokered deposits to levels no more than 40% of total deposits. Consistent with this policy, brokered deposits represented 26% of total deposits at March 31, 2004 compared to 28% of total deposits at March 31, 2003. We do not expect our 40% threshold limitation to limit our ability to implement our growth plan.

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

         One of two interest rate swaps we have entered into is designated as a fair value hedge of a fixed rate $25.0 million advance from the FHLB (Chicago). We entered into this interest rate swap transaction in 2001 and we agreed to receive a fixed rate in exchange for payment of a 3-month LIBOR floating rate based on an agreed-upon notional amount of $25.0 million. The fair value of the interest rate swap was $1.9 million as of March 31, 2004, a decrease of $129,400 as compared to December 31, 2003.

         The Company entered into a $25 million interest rate swap during the third quarter of 2002, swapping the 10-year treasury rate for 3-month LIBOR to serve as an economic hedge of a portion of the Company's available-for-sale municipal bond securities portfolio. The March 31, 2004 fair market value adjustment on this swap resulted in the trading loss of $1.1 million for the three months ended March 31, 2004, with a corresponding derivative liability of the same amount. This swap does not qualify for hedge accounting treatment pursuant to SFAS No. 133 ("Accounting for Derivative Instruments and Hedging Activities") and, accordingly, changes in the fair value of the swap are reported in other non-interest income. At March 31, 2004, the carrying value of the trading swap was a liability of $1.1 million.

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

      We have structured our assets and liabilities to mitigate the risk of either a rising or falling interest rate environment. We manage our gap position at the one-year horizon. Depending upon our assessment of economic factors such as the magnitude and direction of projected interest rates over the short- and long-term, we generally operate within guidelines set by our asset/liability management policy and attempt to maximize our returns within an acceptable degree of risk. Our policy states that we shall maintain a rate sensitive assets to rate sensitive liabilities position at the one-year horizon between 70% and 130%. Our position at March 31, 2004 was 100% as compared to 101% at December 31, 2003 and was within the guidelines of our policy. We have continued to maintain our gap position set by our policy guidelines and expect to continue to operate in this manner as long as the general rate structure of the economy and our business opportunities remain consistent. Therefore, generally speaking, a short-term rise in interest rates will positively impact our earnings, while a short-term drop in interest rates would negatively impact our earnings.

         Interest rate changes do not affect all categories of assets and liabilities equally or simultaneously. There are other factors that are difficult to measure and predict that would influence the effect of interest rate fluctuations on our income statement. For example, a rapid drop in interest rates might cause our loans to repay at a more rapid pace and certain mortgage-related investments to prepay more quickly than projected. This could mitigate some of the benefits of falling rates that are expected when negatively gapped. Conversely, a rapid rise in rates could give us an opportunity to increase our margins and stifle the rate of repayment on our mortgage-related loans, which would increase our returns. The following tables illustrate our estimated interest rate sensitivity and periodic and cumulative gap positions calculated as of March 31, 2004 and December 31, 2003:


                                                                           MARCH 31, 2004
                                                                    TIME TO MATURITY OR REPRICING
                                                                    -----------------------------
                                              0-90         91-365         1-5        OVER 5
                                              DAYS          DAYS         YEARS        YEARS        TOTAL
                                              ----          ----         -----        -----        -----
                                                             (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS
Net loans                                    882,599      143,380      297,516       10,537    1,334,032
Investments                                   54,457       68,249      145,135      234,960      502,801
FHLB stock                                   208,097            -            -            -      208,097
Fed funds sold                                   307            -            -            -          307
                                           ---------     --------     --------     --------   ----------
Total interest-earning assets             $1,145,460     $211,629     $442,651     $245,497   $2,045,238
                                           ---------     --------     --------     --------   ----------
INTEREST-BEARING LIABILITIES
Interest-bearing demand deposits                   -            -            -       79,453       79,453
Savings deposits                              11,721            -            -            -       11,721
Money market deposits                        654,935            -            -            -      654,935
Time deposits                                131,772      132,956       52,562          100      317,389
Brokered deposits                             52,780      203,611      120,227       48,309      424,926

Funds borrowed                                91,324       73,000      152,000            -      316,324
                                           ---------     --------     --------     --------   ----------
Total interest-bearing liabilities        $  942,531     $409,567    $ 324,789     $127,862   $1,804,747
                                           ---------     --------    ---------     --------   ----------
CUMULATIVE
      Rate sensitive assets (RSA)         $1,145,460   $1,357,090   $1,799,740   $2,045,238
      Rate sensitive liabilities (RSL)       942,531    1,352,097    1,676,886    1,804,747
GAP (GAP=RSA-RSL)                            202,930        4,993      122,855      240,491
RSA/RSL                                      121.53%      100.37%      107.33%      113.33%
RSA/Total assets                              53.55%       63.44%       84.14%       95.61%
RSL/Total assets                              44.06%       63.21%       78.39%       84.37%
GAP/Total assets                               9.49%        0.23%        5.74%       11.24%
GAP/Total RSA                                 17.72%        0.37%        6.83%       11.76%

                                                                          DECEMBER 31, 2003
                                                                    TIME TO MATURITY OR REPRICING
                                                                    -----------------------------
                                              0-90         91-365         1-5        OVER 5
                                              DAYS          DAYS         YEARS        YEARS      TOTAL
                                              ----          ----         -----        -----      -----
                                                             (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS
Net loans                                 $  807,928   $  126,498   $  269,343   $   12,278   $1,216,046
Investments                                   77,785       94,530       81,997      214,082      468,394
FHLB stock                                   209,633                                             209,633
Fed funds sold                                    45           --           --           --           45
                                          ----------   ----------   ----------   ----------   ----------
Total interest-earning assets             $1,095,391   $  221,028   $  351,340   $  226,360   $1,894,117
                                          ----------   ----------   ----------   ----------   ----------
INTEREST-BEARING LIABILITIES
Interest-bearing demand deposits          $       --   $       --   $       --   $   85,083   $   85,083
Savings deposits                              11,352           --           --           --       11,352
Money market deposits                        574,214           --           --           --      574,214
Time deposits                                134,018      132,709       49,852           --      316,579
Brokered deposits                            155,686      161,349      122,980       10,000      450,015
Funds borrowed                                84,338       47,000      107,000           --      238,338
                                          ----------   ----------   ----------   ----------   ----------
Total interest-bearing liabilities        $  959,608   $  341,058   $  279,832   $   95,083   $1,675,581
                                          ----------   ----------   ----------   ----------   ----------
CUMULATIVE
      Rate sensitive assets (RSA)         $1,095,391   $1,316,419   $1,667,759   $1,894,119
      Rate sensitive liabilities (RSL)       959,608    1,300,666    1,580,498    1,675,581
GAP (GAP=RSA-RSL)                            135,783       15,753       87,261      218,538
RSA/RSL                                      114.15%      101.21%      105.52%      113.04%
RSA/Total assets                              55.21%       66.35%       84.06%       95.47%
RSL/Total assets                              48.37%       65.56%       79.66%       84.45%
GAP/Total assets                               6.84%        0.79%        4.40%       11.01%
GAP/Total RSA                                 12.40%        1.20%        5.23%       11.54%

         The following table shows the impact of immediate 200 and 100 basis point changes in interest rates as of March 31, 2004 and December 31, 2003. The effects are determined through the use of a simulation model based on our interest-earning asset and interest-bearing liability portfolios, assuming the size of these portfolios remains constant from the balance sheet date throughout the one-year measurement period. The simulation assumes that assets and liabilities accrue interest on their current pricing basis. Assets and liabilities then reprice based on their terms and remain at that interest rate through the end of the measurement period. The model attempts to illustrate the potential change in net interest income if the foregoing occurred.


                                                     MARCH 31, 2004                     DECEMBER 31, 2003
                                             --------------------------------    --------------------------------
                                              +200         -200        -100      +200        -200         -100
                                              BASIS        BASIS       BASIS     BASIS       BASIS        BASIS
                                              POINTS       POINTS      POINTS    POINTS      POINTS       POINTS
                                             --------     --------    --------  --------    --------     --------
Percentage change in net interest
   income due to an immediate 200 or
   100 basis point change in interest
   rates over a one-year time horizon...       0.6%        (8.2)%     (0.4)%      4.1%       (9.2)%       (5.9)%

         This table shows that if there had been an instantaneous parallel shift in the yield curve of -100 basis points on March 31, 2004, net interest income would decrease by 0.4% over a one-year period. Due to current market interest rates, a -100 basis point shift is presented for March 31, 2004 as a more reasonable illustration of possible rate changes. The measurement of a -200 basis point instantaneous parallel shift in the yield curve at March 31, 2004 would result in a decline in net interest income of 8.2% over a one-year period versus a decline of 9.2% at December 31, 2003. At December 31, 2003, if there had been an instantaneous parallel shift in the yield curve of -100 we would have suffered a decline in net interest income of 5.9%. Conversely, a shift of +200 basis points would increase net interest income

0.6% over a one-year horizon based on March 31, 2004 balances, as compared to an increase of net interest income of 4.1% measured on the basis of the December 31, 2003 portfolio.

         Changes in the effect on net interest income from the presented basis point movements at March 31, 2004, compared to December 31, 2003 are due to the timing and nature of the repricing of rate sensitive assets to rate sensitive liabilities within the one year time frame. The difference in the effect on net interest income at March 31, 2004 as compared to December 31, 2003 is due to the differences in the timing, balances, and current rates versus simulated rates of repricing assets and liabilities.

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

               SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES
                          LITIGATION REFORM ACT OF 1995

         This report contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ materially from those predicted in forward-looking statements. Factors which might cause such a difference include, but are not limited to, fluctuations in market rates of interest and loan and deposit pricing; greater than anticipated deterioration in asset quality due to a prolonged economic downturn in the greater Chicago and St. Louis metropolitan areas; legislative or regulatory changes; adverse developments or changes in the composition of our loan or investment portfolios; significant increases in competition; difficulties in identifying attractive acquisition opportunities or strategic partners to complement our private banking approach and the products and services we offer; unanticipated difficulties in signing and closing the Corley Financial transaction or unexpected difficulties in integrating or operating the mortgage banking business; unanticipated construction delays relating to our new office to be located in the Palmolive Building; unanticipated delays in regulatory approvals required to open in Wisconsin; unanticipated delays in opening the planned Milwaukee location; the possible dilutive effect of potential acquisitions or expansion; and our ability to raise new capital as needed and the timing, amount and type of such capital raises. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

         The following table provides information about purchases by the Company during the quarter ended March 31, 2004 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

                                                                                 (C)
                                                                           TOTAL NUMBER OF
                                                                           SHARES PURCHASED           (D)
                                                (A)                           AS PART OF       MAXIMUM NUMBER OF
                                          TOTAL NUMBER OF         (B)          PUBLICLY        SHARES THAT MAY BE
                                               SHARES       AVERAGE PRICE   ANNOUNCED PLANS   PURCHASED UNDER THE
                       PERIOD              PURCHASED (1)    PAID PER SHARE    OR PROGRAMS       PLANS/PROGRAM (2)
                       ------              -------------    --------------    -----------       -----------------
                   01/01/04-01/31/04            --               --               --                231,192
                   02/01/04-02/29/04            --               --               --                231,192
                   03/01/04-03/31/04            --               --               --                231,192
                                              ----             ----             ----                --------
                    Total                       --               --               --                231,192

(1) Does not include shares reacquired by the Company in payment of the exercise price and/or withholding taxes in connection with the exercise of certain employee/director stock options.
(2) The Company's Board of Directors approved the repurchase by the Company of up to an aggregate of 231,192 shares of its common stock pursuant to the repurchase program that was publicly announced on July 25, 2001 (the "Program"). Unless terminated earlier by the Company's Board of Directors, the Program will expire when the Company has repurchased all shares authorized for repurchase thereunder.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

3.1 Certificate of amendment of the Amended and Restated Certificate of Incorporation of PrivateBancorp, Inc., as amended.

3.2 Amended and Restated Certificate of Incorporation of PrivateBancorp, Inc., as amended. (filed as an exhibit to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2003, and incorporated herein by reference).

3.3 Amended and Restated By-laws of Private Bancorp, Inc. (filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2003 and incorporated herein by reference).

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

                                              PRIVATEBANCORP, INC.
                                              Registrant)


                                             By:  /s/ Ralph B. Mandell
                                                  -----------------------------
                                                  Ralph B. Mandell,
                                                  Chairman, President and
                                                  Chief Executive Officer


                                             By:  /s/ Dennis L. Klaeser
                                                  -----------------------------
                                                  Dennis L. Klaeser,
                                                  Chief Financial Officer
                                                  (principal financial officer)


                                             By:  /s/ Lisa M. O'Neill
                                                  -----------------------------
                                                  Lisa M. O'Neill,
                                                  Controller
                                                  (principal accounting officer)
Date:  May 7, 2004

                                 EXHIBIT INDEX

(a)      Exhibits.

3.1 Certificate of amendment of the Amended and Restated Certificate of Incorporation of PrivateBancorp, Inc., as amended.

3.2 Amended and Restated Certificate of Incorporation of PrivateBancorp, Inc., as amended. (filed as an exhibit to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2003, and incorporated herein by reference).

3.3 Amended and Restated By-laws of Private Bancorp, Inc. (filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2003 and incorporated herein by reference).

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