Form 10-Q
period 2004-06-30
PRIVATEBANCORP INC
filed 2004-08-06
CIK 889936

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

===============================================================================
                CLASS                        OUTSTANDING AS OF JULY 30, 2004
-------------------------------------------------------------------------------
        Common, no par value                           20,311,600
===============================================================================

                              PRIVATEBANCORP, INC.
                           FORM 10-Q QUARTERLY REPORT
                                TABLE OF CONTENTS

                                                                           Page
                                                                          Number
                                                                          ------
Selected Financial Data........................................................3
Part I   ......................................................................5
         Item 1.  Financial Statements.........................................5
         Item 2.  Management's Discussion and Analysis
                    of Financial Condition and Results of Operations..........19
         Item 3.  Quantitative and Qualitative Disclosures
                    About Market Risk.........................................43
         Item 4.  Controls and Procedures.....................................46
Part II  .....................................................................47
         Item 1.  Legal Proceedings...........................................47
         Item 2.  Changes in Securities, Use of Proceeds
                    and Issuer Purchases of Equity Securities.................47
         Item 3.  Defaults upon Senior Securities.............................47
         Item 4.  Submission of Matters to a Vote of
                    Security Holders..........................................47
         Item 5.  Other Information...........................................48
         Item 6.  Exhibits and Reports on Form 8-K............................49
Signatures....................................................................50

                             SELECTED FINANCIAL DATA

         The following table summarizes certain selected unaudited consolidated financial information of PrivateBancorp, Inc. at or for the periods indicated. This information should be read in conjunction with the unaudited consolidated financial statements and related notes included pursuant to Item 1 of this report.

                                                                         QUARTER ENDED
                                              -------------------------------------------------------------------
                                                06/30/04     03/31/04     12/31/03      09/30/03       06/30/03
                                              ------------ ------------ ------------  ------------   ------------
                                                         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
SELECTED STATEMENT OF INCOME DATA:
 INTEREST INCOME:
   Loans, including fees...............         $ 18,702     $ 17,680     $ 16,588     $  15,830      $  15,208
   Securities..........................            7,820        7,929        7,773         6,333          5,148
   Federal funds sold and
       interest-bearing deposits.......                4            6            6             6             31
                                                --------     --------     --------     ---------      ---------
      Total interest income............           26,526       25,615       24,367        22,169         20,387
                                                --------     --------     --------     ---------      ---------

INTEREST EXPENSE:
   Interest-bearing demand deposits....               66          147          143           134            148
   Savings and money market deposit
      accounts.........................            2,541        1,874        1,697         1,375          1,644
   Brokered deposits and other time
      deposits.........................            4,548        4,072        4,300         4,346          4,348
   Funds borrowed......................            1,552        1,486          970         1,016          1,204
   Long-term debt --trust preferred
      securities.......................              485          485          485           485            485
                                                --------     --------     --------     ---------      ---------
      Total interest expense...........            9,192        8,064        7,595         7,356          7,829
                                                --------     --------     --------     ---------      ---------
      Net interest income (8)..........           17,334       17,551       16,772        14,813         12,558
   Provision for loan losses...........              724        1,326        1,595         1,092            730
                                                --------     --------     --------     ---------      ---------
      Net interest income after provision
      for loan losses..................           16,610       16,225       15,177        13,721         11,828
                                                --------     --------     --------     ---------      ---------
   Wealth management, mortgage banking
      and other income.................            3,472        2,980        2,889         3,657          3,181
   Securities (losses) gains, net......           (1,166)         998         (163)         (333)         2,310
   Trading gains (losses) on interest
      rate swap........................            1,325       (1,066)         280           765         (1,054)
                                                --------     --------     --------     ---------      ---------
      Total non-interest income........            3,631        2,912        3,006         4,089          4,437
                                                --------     --------     --------     ---------      ---------
NON-INTEREST EXPENSE:
   Salaries and employee benefits......            6,057        6,035        5,670         5,338          5,070
   Occupancy expense...................            1,350        1,360        1,472         1,403          1,270
   Professional fees...................            1,451        1,114        1,189         1,130          1,069
   Marketing...........................              703          495          678           855            509
   Data processing.....................              513          446          391           376            368
   Insurance...........................              207          215          200           186            146
   Amortization of intangibles.........               42           42           42            42             42
   Other operating expenses............              897          832          724         1,273          1,282
                                                --------     --------     --------     ---------      ---------
      Total non-interest expense.......           11,220       10,539       10,366        10,603          9,756
                                                --------     --------     --------     ---------      ---------
Minority interest expense..............               65           67           52            59             44
   Income before income taxes..........            8,956        8,531        7,765         7,148          6,465
                                                --------     --------     --------     ---------      ---------
Income tax expense.....................            2,500        2,581        2,042         2,018          1,852
                                                --------     --------     --------     ---------      ---------
   Net income..........................         $  6,456     $  5,950     $  5,723     $   5,130      $   4,613
                                                ========     ========     ========     =========      =========
PER SHARE DATA:
Basic earnings.........................         $   0.33     $   0.31     $   0.30     $    0.28      $    0.30
Diluted earnings.......................             0.31         0.29         0.28          0.27           0.28
Dividends..............................             0.03         0.03         0.02          0.02           0.02
Book value (at end of period)..........             8.54         8.72         8.47          8.19           6.45

              All previously reported share and per share data has
                been restated to reflect the 2-for-1 stock split
                         which occurred on May 31, 2004

                                                                         QUARTER ENDED
                                              -------------------------------------------------------------------
                                                06/30/04     03/31/04     12/31/03      09/30/03       06/30/03
                                              ------------ ------------ ------------  ------------   ------------
SELECTED FINANCIAL DATA (AT END OF PERIOD):
Total securities(1).........................  $  722,582   $  692,678   $  699,262    $  647,433     $  581,743
Total loans.................................   1,407,586    1,344,707    1,224,657     1,131,706      1,066,919
Total assets................................   2,199,170    2,139,095    1,984,923     1,857,103      1,759,676
Total deposits..............................   1,673,404    1,622,899    1,547,359     1,476,047      1,445,590
Funds borrowed..............................     306,447      297,537      219,563       164,491        170,433
Long-term debt--trust preferred securities..      20,000       20,000       20,000        20,000         20,000
Total stockholders' equity..................     173,669      174,041      166,956       161,105        100,340
Wealth management assets under management...   1,590,119    1,576,218    1,494,881     1,320,175      1,264,955

SELECTED FINANCIAL RATIOS AND OTHER DATA:
Performance Ratios:
   Net interest margin(2)(8)................        3.51%        3.80%        3.82%         3.64%          3.33%
   Net interest spread(3)...................        3.24         3.57         3.60          3.43           3.16
   Non-interest income to
      average assets........................        0.67         0.57         0.63          0.92           1.06
   Non-interest expense to
      average assets........................        2.08         2.08         2.16          2.38           2.33
   Net overhead ratio(4)....................        1.41         1.51         1.53          1.46           1.27
   Efficiency ratio(5),(8)..................        50.8         49.1         50.1          53.9           55.0
   Return on average assets(6)..............        1.20         1.17         1.19          1.15           1.10
   Return on average equity(7)..............       14.86        13.87        14.03         14.57          18.81
   Fee income to total revenue(8),(9).......       16.69        14.51        14.69         19.80          20.21
   Dividend payout ratio....................        9.42        10.03         6.89          7.67           6.75

Asset Quality Ratios:
   Non-performing loans to total loans              0.06%        0.06%        0.09%         0.17%          0.26%
   Allowance for loan losses to:
      total loans...........................        1.23         1.23         1.23          1.23           1.22
      non-performing loans..................        2175         1954         1343           676            476
   Net charge-offs (recoveries) to
      average total loans...................       (0.01)       (0.03)        0.12          0.09           0.07
   Non-performing assets to
      total assets..........................        0.04         0.04         0.06          0.10           0.16
   Non-accrual loans to total loans.........        0.01         0.01         0.00          0.05           0.08

Balance Sheet Ratios:
   Loans to deposits........................        84.3%        82.9%        79.1%         76.7%          73.8%
   Average interest-earning assets to
      average interest-bearing
      liabilities...........................       114.9        113.5        113.9         112.4          108.2

Capital Ratios:
   Total equity to total assets.............        7.90%        8.14%        8.41%         8.68%          5.70%
   Total risk-based capital ratio...........       12.14        12.14        12.71         12.88           8.37
   Tier 1 risk-based capital ratio..........       11.00        11.01        11.59         11.79           7.06
   Leverage ratio...........................        7.82         8.03         8.25          8.52           5.23

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

            RECONCILIATION OF NET INTEREST INCOME TO NET INTEREST INCOME ON A TAX EQUIVALENT BASIS

                                                       2Q04     1Q04     4Q03     3Q03     2Q03
                                                      ------   ------   ------   ------   ------
         Net interest income........................  $17,334  $17,551  $16,772  $14,813  $12,558
         Tax equivalent adjustment to net
            interest income.........................    1,100    1,017      925      772      742
                                                      -------  -------  -------  -------  -------
         Net interest income, tax equivalent basis..  $18,434  $18,568  $17,697  $15,585  $13,300
                                                      =======  =======  =======  =======  =======

(9) Wealth management, mortgage banking & other income as a percentage of the sum of net interest income and wealth management, mortgage banking & other income.

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                      PRIVATEBANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                      DECEMBER 31,
                                                   JUNE 30, 2004          2003           JUNE 30, 2003
                                                   -------------      ------------       -------------
                                                    (UNAUDITED)                           (UNAUDITED)
ASSETS
Cash and due from banks..........................     $   22,414        $   49,115         $    51,771
Federal funds sold and other
  short-term investments ........................          1,779               985               9,145
                                                      ----------        ----------         -----------
   Total cash and cash equivalents...............         24,193            50,100              60,916
                                                      ----------        ----------         -----------
Loans held for sale..............................          6,419             4,420              12,570
Available-for-sale securities, at fair value.....        722,582           669,262             581,743
Loans, net of unearned discount..................      1,407,586         1,224,657           1,066,919
Allowance for loan losses........................        (17,304)          (15,100)            (13,019)
                                                      ----------        ----------         -----------
   Net loans.....................................      1,390,282         1,209,557           1,053,900
                                                      ----------        ----------         -----------
Goodwill.........................................         20,547            19,242              19,242
Premises and equipment, net......................          5,711             6,233               6,284
Accrued interest receivable......................          8,892             7,868               7,159
Other assets.....................................         20,544            18,241              17,862
                                                      ----------        ----------         -----------
   Total assets..................................     $2,199,170        $1,984,923         $ 1,759,676
                                                      ==========        ==========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits:
   Non-interest-bearing..........................     $  163,543        $  135,110          $  110,244
   Interest-bearing..............................         89,810            85,083              79,397
Savings and money market deposit accounts........        683,205           562,234             497,437
Brokered deposits................................        413,813           447,948             438,652
Other time deposits..............................        323,033           316,984             319,860
                                                      ----------        ----------          ----------
   Total deposits................................      1,673,404         1,547,359           1,445,590
Funds borrowed...................................        306,447           219,563             170,433
Long-term debt --trust preferred securities......         20,000            20,000              20,000
Accrued interest payable.........................          3,797             5,053               4,892
Other liabilities................................         21,853            25,992              18,421
                                                      ----------        ----------          ----------
   Total liabilities.............................      2,025,501         1,817,967           1,659,336
                                                      ==========        ==========          ==========

STOCKHOLDERS' EQUITY
Preferred stock, 1,000,000 shares authorized.....             --                --                  --
Common stock, without par value, $1 stated value;
   39,000,000 shares authorized; 20,344,073,
   19,945,849, and 15,574,028 shares
   issued and outstanding as of June 30, 2004,
   December 31, 2003 and June 30, 2003,
   respectively..................................         20,344            19,707              15,574
Treasury stock...................................         (1,662)               --                  --
Additional paid-in-capital.......................         99,155            93,943              37,930
Retained earnings................................         57,682            46,193              35,377
Accumulated other comprehensive income...........          3,052             9,909              11,861
Deferred compensation............................         (4,902)           (2,796)               (402)
                                                      ----------        ----------          ----------
   Total stockholders' equity....................        173,669           166,956             100,340
                                                      ----------        ----------          ----------
   Total liabilities and stockholders' equity....     $2,199,170        $1,984,923          $1,759,676
                                                      ==========        ==========          ==========

       The accompanying notes to consolidated financial statements are an integral part of these statements. All previously reported share and per share data has been restated to reflect
            the 2-for-1 stock split which occurred on May 31, 2004.

                      PRIVATEBANCORP, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                        THREE MONTHS ENDED           SIX MONTHS ENDED
                                                             JUNE 30,                    JUNE 30,
                                                      --------------------       ----------------------
                                                        2004        2003           2004          2003
                                                      --------    --------       --------      --------
INTEREST INCOME
Loans, including fees.............................    $18,702       $15,208      $36,382       $30,375
Federal funds sold and interest bearing deposits..          4            31           10            56
                                                      -------       -------      -------       -------
Securities:
     Taxable .....................................      5,288         3,451       10,879         7,243
     Exempt from federal income taxes.............      2,532         1,697        4,870         3,284
    Total interest income.........................     26,526        20,387       52,141        40,958
                                                      -------       -------      -------       -------
INTEREST EXPENSE
Deposits:
   Interest-bearing demand........................         66           148          213           276
   Savings and money market deposit accounts......      2,541         1,644        4,415         3,353
   Brokered deposits and other time deposits......      4,548         4,348        8,620         8,288
Funds borrowed....................................      1,552         1,204        3,038         2,516
Long-term debt -- trust preferred securities......        485           485          970           970
                                                      -------       -------      -------       -------
   Total interest expense.........................      9,192         7,829       17,256        15,403
                                                      -------       -------      -------       -------
   Net interest income............................     17,334        12,558       34,885        25,555
                                                      -------       -------      -------       -------
Provision for loan losses.........................        724           730        2,050         1,686
                                                      -------       -------      -------       -------
   Net interest income after provision
   for loan losses................................     16,610        11,828       32,835        23,869
                                                      -------       -------      -------       -------

NON-INTEREST INCOME
 Wealth management, mortgage banking
   and other income...............................      3,472         3,181        6,452         5,882
 Securities (losses) gains, net...................     (1,166)        2,310         (168)        2,255
 Trading gains (losses) on interest rate swap.....      1,325        (1,054)         259        (1,284)
                                                      -------       -------      -------       -------
   Total non-interest income......................      3,631         4,437        6,543         6,853
                                                      -------       -------      -------       -------

NON-INTEREST EXPENSE
Salaries and employee benefits....................      6,057         5,070       12,092         9,848
Occupancy expense, net............................      1,350         1,270        2,710         2,689
Professional fees.................................      1,451         1,069        2,565         2,353
Marketing.........................................        703           509        1,198           995
Data processing...................................        513           368          960           761
Postage, telephone & delivery.....................        227           212          456           424
Insurance.........................................        207           146          422           314
Amortization of intangibles.......................         42            42           84            84
Other non-interest expense........................        670         1,070        1,272         1,707
                                                      -------       -------      -------       -------
   Total non-interest expense.....................     11,220         9,756       21,759        19,175
                                                      -------       -------      -------       -------
Minority interest expense.........................         65            44          132            82
                                                      -------       -------      -------       -------
   Income before income taxes.....................      8,956         6,465       17,487        11,465
                                                      -------       -------      -------       -------
Income tax provision..............................      2,500         1,852        5,081         3,249
                                                      -------       -------      -------       -------
   Net income.....................................    $ 6,456       $ 4,613      $12,406       $ 8,216
                                                      =======       =======      =======       =======
Basic earnings per share..........................    $  0.33       $  0.30      $  0.63       $  0.54
Diluted earnings per share........................    $  0.31       $  0.28      $  0.60       $  0.50

   The accompanying notes to consolidated financial statements are an integral part of these statements. All previously reported share and per share data has been restated to reflect the 2-for-1 stock split which occurred on May 31, 2004.

                      PRIVATEBANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
               SIX MONTHS ENDED JUNE 30, 2004 AND 2003 (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                       ACCUMULATED
                                                                                          OTHER
                                                          ADDITIONAL                     COMPRE-       DEFERRED         TOTAL
                                 COMMON      TREASURY      PAID-IN-       RETAINED       HENSIVE        COMPEN-      STOCKHOLDERS'
                                 STOCK        STOCK        CAPITAL        EARNINGS       INCOME         SATION          EQUITY
                                --------     --------     ----------     ----------    ------------    ---------     -------------
BALANCE, JANUARY 1, 2003.....    $15,408      $    --       $37,663       $27,784        $  8,826       $  (589)       $ 89,092
Net income...................         --                         --         8,216              --            --           8,216
Net increase in fair
   value of securities
   classified as
   available-for-sale,
   net of income taxes
   and reclassification
   adjustments...............         --           --            --            --           3,035            --           3,035
                                 -------      -------       -------       -------         -------       -------        --------
Total comprehensive income...         --           --            --         8,216           3,035            --          11,251
                                 -------      -------       -------       -------         -------       -------        --------
Cash dividends declared
   ($0.04 per share).........         --           --            --          (623)             --            --            (623)
Issuance of common stock.....        166           --           267            --              --            --             433
Awards granted, net of
   forfeitures...............         --           --            --            --              --           120             120
Amortization of deferred
   compensation..............         --           --            --            --              --            67              67
                                 -------      -------       -------       -------         -------       -------        --------
BALANCE, JUNE 30, 2003.......    $15,574      $    --       $37,930       $35,377         $11,861       $  (402)       $100,340
                                 =======      =======       =======       =======         =======       =======        ========
BALANCE, JANUARY 1, 2004.....    $19,707      $    --       $93,943       $46,193         $ 9,909       $(2,796)       $166,956
Net income...................         --           --            --        12,406              --            --          12,406
Net increase in fair
   value of securities
   classified as
   available-for-sale,
   net of income taxes
   and reclassification
   adjustments...............         --           --            --            --          (6,857)           --          (6,857)
                                 -------      -------       -------       -------         -------       -------        --------
Total comprehensive income...         --           --            --        12,406          (6,857)           --           5,549
                                 -------      -------       -------       -------         =======       -------        --------
Cash dividends declared
   ($0.06 per share).........         --           --            --        (1,205)             --            --          (1,205)
Issuance of common stock.....        668           --         4,466            --              --            --           5,134
Acquisition of treasury
   stock.....................        (31)      (1,662)          746            --              --            --            (947)
Awards granted, net of                                                                                                   (2,599)
   forfeitures...............         --           --            --            --              --        (2,599)
Amortization of deferred
   compensation..............         --           --            --           288              --           493             781
                                 -------      -------       -------       -------         -------       -------        --------
BALANCE, JUNE 30, 2004.......    $20,344      $(1,662)      $99,155       $57,682         $ 3,052       $(4,902)       $173,669
                                 =======      =======       =======       =======         =======       =======        ========

   The accompanying notes to consolidated financial statements are an integral part of these statements. All previously reported share and per share data has been restated to reflect the 2-for-1 stock split which occurred on May 31, 2004.

                      PRIVATEBANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               SIX MONTHS ENDED JUNE 30, 2004 AND 2003 (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                 SIX MONTHS ENDED
                                                                                     JUNE 30,
                                                                             ------------------------
                                                                                2004           2003
                                                                             ----------      --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income...............................................................    $  12,406       $  8,216
                                                                             ---------       --------
Adjustments to reconcile net income to net cash provided
   by operating activities:
   Depreciation and amortization.........................................          816            738
   Amortization of deferred compensation, net of forfeitures.............          493             67
   Provision for loan losses.............................................        2,050          1,686
   Net loss (gain) on sale of securities.................................          168         (2,255)
   Trading (gains) losses on interest rate swap..........................         (259)         1,284
   Net (increase) decrease in loans held for sale........................       (1,999)         1,750
   Decrease in deferred loan fees........................................         (190)          (378)
   (Increase) decrease in accrued interest receivable....................       (1,025)         2,268
   Decrease in accrued interest payable..................................       (1,256)           (94)
   Increase in other assets..............................................       (2,403)          (150)
   (Decrease) increase in other liabilities..............................         (448)         2,747
                                                                             ---------       --------
   Total adjustments.....................................................       (4,053)         7,663
                                                                             ---------       --------
   Net cash provided by operating activities.............................        8,353         15,879
                                                                             ---------       --------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities, paydowns, and sales
    of available-for-sale securities.....................................      125,451         40,390
Purchase of securities available-for-sale................................     (189,071)      (129,544)
Net loan principal advanced..............................................     (182,490)      (101,063)
Minority Interest in Lodestar Investment Counsel, LLC....................          132             --
Acquisition of Corley Financial Corporation..............................         (475)            --
Premises and equipment expenditures......................................         (249)          (272)
                                                                             ---------       --------
   Net cash used in investing activities.................................     (246,702)      (190,489)
                                                                             ---------       --------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in total deposits...........................................      126,050        240,330
Proceeds from exercise of stock options..................................        2,376            553
Acquisition of treasury stock............................................       (1,662)            --
Dividends paid...........................................................       (1,205)          (623)
Issuance of borrowings...................................................      176,447        101,433
Repayment of borrowings..................................................      (89,564)      (140,954)
                                                                             ---------       --------
   Net cash provided by financing activities.............................      212,442        200,739
                                                                             ---------       --------
Net (decrease) increase in cash and cash equivalents.....................      (25,907)        26,129
Cash and cash equivalents at beginning of year...........................       50,100         34,787
                                                                             ---------       --------
Cash and cash equivalents at end of period...............................    $  24,193       $ 60,916
                                                                             =========       ========

   The accompanying notes to consolidated financial statements are an integral part of these statements. All previously reported share and per share data has been restated to reflect the 2-for-1 stock split which occurred on May 31, 2004.

                      PRIVATEBANCORP, INC. AND SUBSIDIARIES

                          NOTE 1--BASIS OF PRESENTATION

         The consolidated financial information of PRIVATEBANCORP, Inc. (the "Company") and its subsidiaries, The PrivateBank and Trust Company (the "Bank" or "The PrivateBank (Chicago)"), The PrivateBank (St. Louis) and The PrivateBank Mortgage Company (the "Mortgage Company") included herein is unaudited; however, such information reflects all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation for the interim periods. The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.

         The annualized results of operations for the six months ended June 30, 2004 are not necessarily indicative of the results expected for the full year ending December 31, 2004. The accompanying consolidated financial statements are unaudited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, or cash flows in accordance with generally accepted accounting principles. The June 30, 2004 consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2003 included in the Company's Annual Report on Form 10-K.

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

                                                THREE MONTHS ENDED
                                                     JUNE 30,
                                            --------------------------
                                                2004          2003
                                            ------------  ------------
                                            (IN THOUSANDS, EXCEPT PER
                                                   SHARE DATA)
         Net income
            As reported...................    $6,456        $4,613
            Pro forma.....................    $6,147         4,586
         Basic earnings per share
            As reported...................    $ 0.33        $ 0.30
            Pro forma.....................      0.31          0.30
         Diluted earnings per share
            As reported...................    $ 0.31        $ 0.28
            Pro forma.....................      0.30          0.28

                                                 SIX MONTHS ENDED
                                                     JUNE 30,
                                            --------------------------
                                                2004          2003
                                            ------------  ------------
                                            (IN THOUSANDS, EXCEPT PER
                                                   SHARE DATA)
         Net income
            As reported..................    $12,406        $8,216
            Pro forma....................    $11,788         8,162
         Basic earnings per share
            As reported..................    $  0.63        $ 0.54
            Pro forma....................       0.60          0.54
         Diluted earnings per share
            As reported..................    $  0.60        $ 0.51
            Pro forma....................       0.57          0.50


         During the second quarter of 2004, the Company adopted the binomial method of valuing options for options granted in the second quarter and going forward. Previously the Black-Scholes method was used, however regulatory and accounting guidance have recommended the binomial method as it takes into account more assumptions about a grant's features, and better estimates employees' likely behavior regarding investments. The binomial model tends to produce a lower estimate of option value than Black-Scholes.

         In determining the fair value of each option grant for purposes of the above pro forma disclosures, the Company used the following assumptions for grants made in 2004: dividend yield of 0.40%; risk-free interest rate of 3.60%; expected lives of 7 years for the stock options; and expected volatility of approximately 30%, computed from an index of strategic peer company composite volatility over a one year basis. The following assumptions for grants made in 2003 were used: dividend yield of 0.40%; risk-free interest rate of 4.55%; expected lives of 10 years for the stock options; and expected volatility of approximately 46%. During the second quarter 2004, the Company granted 185,200 stock options with an exercise price of $26.89 to certain members of management that vest over 4 years. Additionally, the Company granted 1,200 stock options with an exercise price of $28.40 to a member of management that vest over 4 years.

                           NOTE 3--EARNINGS PER SHARE

         The following table shows the computation of basic and diluted earnings per share (in thousands except per share data) for the six months ended June 30, 2004 and 2003:

                                                       SIX MONTHS ENDED
                                                           JUNE 30,
                                                  --------------------------
                                                      2004          2003
                                                  ------------  ------------

Net income.......................................   $12,406       $ 8,216

Weighted average common shares outstanding.......    19,541        15,250
Weighted average common shares equivalent(1).....       965         1,040
                                                    -------       -------
Weighted average common shares and
   common share equivalents......................    20,506        16,290
                                                    =======       =======
Net income per average common share - basic......   $  0.63       $  0.54
Net income per average common share - diluted....   $  0.60       $  0.50

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

            On March 9, 2004, the SEC staff issued Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitments, which provides guidance regarding mortgage loan interest rate lock commitments related to loans held for sale as written options, effective for commitments entered into after March 31, 2004. The Company accounts for loan commitments on single-family mortgages that it intends to sell as derivatives in accordance with FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. Loan commitments are recorded at zero on the date of issuance and are adjusted through earnings thereafter for changes in interest rates. In accordance with SAB 105, the Company does not include in the fair value of loan commitments any value for future servicing rights or other intangible assets. The adoption of SAB 105 did not have a material impact on the second quarter 2004.

                           NOTE 5--OPERATING SEGMENTS

         For purposes of making operating decisions and assessing performance, management regards The PrivateBank (Chicago), The PrivateBank (St. Louis), Wealth Management and the Holding Company as four operating segments. The Company's investment securities portfolio is comprised of the two banks' portfolios and, accordingly, each portfolio is included in total assets and reported in the results of The PrivateBank (Chicago) and The PrivateBank (St. Louis). Compensation expense related to the management of the investment portfolios is allocated solely to The PrivateBank (Chicago). Insurance expense for the Company is allocated to The PrivateBank (Chicago), the Holding Company and the Wealth Management segments. The results for each business segment are summarized in the paragraphs below and included in the following segment tables.

         We apply the accrual basis of accounting for each reportable segment and for transactions between reportable segments. During the first six months of 2004, there were no changes in the measurement methods used to determine reported segment profit or loss as compared to the same period in 2003. For the periods presented, there are no asymmetrical allocations to segments requiring disclosure.

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

         Individual banking services include interest-bearing checking, money market accounts, certificates of deposit, ATM/debit cards and investment brokerage accounts. Additionally, The PrivateBank (Chicago) offers secured and unsecured personal loans and lines of credit. Through The PrivateBank (Chicago)'s affiliations with Mesirow Financial, Inc. and Sterling Investment Services, Inc., clients have access to insurance products and securities brokerage services. The PrivateBank (Chicago) also offers domestic and international wire transfers and foreign currency exchange. The PrivateBank (Chicago) balance sheet reflects goodwill of $19.2 million and intangibles of $2.3 million at June 30, 2004, which remained relatively unchanged compared to December 31, 2003 balances.

                                        THE PRIVATEBANK (CHICAGO)
                                   -----------------------------------
                                                JUNE 30,
                                   -----------------------------------
                                         2004               2003
                                   ----------------   ----------------
                                            (IN THOUSANDS)
      Total gross loans.........     $1,239,269         $  942,704
      Total assets..............      1,954,978          1,577,124
      Total deposits............      1,524,379          1,303,753
      Total borrowings..........        254,352            119,910
      Total capital.............        153,958            136,157
      Net interest income.......         29,846             22,613
      Non-interest income.......          2,819              4,063
      Non-interest expense......         13,311             12,059
      Net income................         12,384              9,096

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

                                        THE PRIVATEBANK (ST. LOUIS)
                                   -----------------------------------
                                                JUNE 30,
                                   -----------------------------------
                                         2004               2003
                                   ----------------   ----------------
                                            (IN THOUSANDS)

Total gross loans..............        $171,246          $125,926
Total assets...................         239,921           177,068
Total deposits.................         170,131           143,767
Total borrowings...............          52,094            15,522
Total capital..................          16,303            14,965
Net interest income............           3,426             2,506
Non-interest income............           1,225             1,816
Non-interest expense...........           2,721             2,686
Net income.....................           1,149               826

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

                                             WEALTH MANAGEMENT
                                       -----------------------------
                                                 JUNE 30,
                                       -----------------------------
                                          2004              2003
                                       ----------        -----------
                                              (IN THOUSANDS)
Wealth Management assets under
   management......................    $1,590,119        $1,264,955
Wealth Management fee revenue......         4,087             3,065
Net interest income................           818               618
Non-interest expense...............         3,678             3,222
Net income.........................           729               242

         The following tables indicates the breakdown of our wealth management assets under management at June 30, 2004 by account classification and related gross revenue for the six months ended June 30, 2004 and June 30, 2003:

                                               AT OR FOR THE SIX MONTHS
                                                  ENDED JUNE 30, 2004
                                             ----------------------------
                                                 MARKET
                                                 VALUE          REVENUE
                                             ------------    ------------
              ACCOUNT TYPE                         (IN THOUSANDS)
-------------------------------------
Lodestar.............................        $  609,185          $1,807
Personal trust--managed..............           330,616           1,053
Agency--managed......................           241,800             720
Custody..............................           409,084             445
Employee benefits--managed...........            63,031              62
                                             ----------          ------
Less trust assets managed by
   Lodestar(1).......................           (63,597)
                                             ----------
   Total.............................        $1,590,119          $4,087
                                             ==========          ======

(1)      These assets are included in personal trust - managed balances, agency
         - managed balances as well as Lodestar balances. The revenues related to these assets are allocated between personal trust- managed, agency - managed and Lodestar based on the services provided.

                                               AT OR FOR THE SIX MONTHS
                                                  ENDED JUNE 30, 2004
                                             ----------------------------
                                                 MARKET
                                                 VALUE          REVENUE
                                             ------------    ------------
           ACCOUNT TYPE                            (IN THOUSANDS)
-------------------------------
Lodestar.......................              $  538,370          $1,482
Personal trust--managed........                  55,012             266
Agency--managed................                 218,930             671
Custody........................                 377,115             539
Employee benefits--managed.....                  75,528             107
                                             ----------          ------
   Total.......................              $1,264,955          $3,065
                                             ==========          ======

HOLDING COMPANY ACTIVITIES

         Holding Company Activities consist of parent company only matters. The Holding Company's most significant assets are its net investments in its two banking subsidiaries, The PrivateBank (Chicago) and The PrivateBank (St. Louis), and a mortgage company subsidiary, The PrivateBank Mortgage Company, formerly Corley Financial Corporation, acquired on June 15, 2004. During the first quarter 2001, in connection with the issuance of $20.0 million of 9.50% trust preferred securities, the Holding Company issued $20.0 million of subordinated debentures which are accounted for as long-term debt and also qualify as Tier 1 and Tier 2 capital (see note 8). The Tier 1 qualifying amount is limited to 25% of Tier 1 capital under Federal Reserve regulations. The excess amount qualifies as Tier 2 capital. Holding Company Activities are reflected primarily by interest expense on borrowings and operating expenses. Recurring holding company operating expenses consist of compensation (amortization of restricted stock awards, other salary expense) and miscellaneous professional fees. For the second quarter 2004, The PrivateBank Mortgage Company results are included in Holding Company Activities, since June 15, 2004, the date of acquisition.

                                             HOLDING COMPANY ACTIVITIES
                                            ----------------------------
                                                      JUNE 30,
                                            ----------------------------
                                               2004              2003
                                            ----------        ----------
                                                   (IN THOUSANDS)

Total assets...................             $199,675          $156,196
Total borrowings...............                2,645            35,000
Long-term debt - trust
   preferred securities........               20,000            20,000
Total capital..................              174,992           100,339
Interest expense...............                  974             1,539
Non-interest income............                  100               101
Non-interest expense...........                2,151             1,429
Net loss.......................               (1,858)           (1,949)

         The following is a summary of certain operating information for reportable segments at or for the periods presented and the reported consolidated balances (in millions):


  AT OR FOR THE SIX              THE             THE                          HOLDING
     MONTHS ENDED            PRIVATEBANK     PRIVATEBANK        WEALTH        COMPANY       INTERSEGMENT
    JUNE 30, 2004             (CHICAGO)      (ST. LOUIS)      MANAGEMENT     ACTIVITIES    ELIMINATIONS(2)   CONSOLIDATED
---------------------        -----------     -----------      ----------     ----------    ---------------   ------------
Total assets.........          $1,955.0        $239.9             $ -         $199.7           $(195.4)       $2,199.2
Total deposits.......           1,524.4         170.1               -              -             (21.1)        1,673.4
Total borrowings(1)..             254.3          52.1               -           22.6              (2.6)          326.4
Total loans..........           1,239.3         171.2               -              -              (2.9)        1,407.6
Total capital........             154.0          16.3               -          175.0            (171.6)          173.7
Net interest income..              29.8           3.4             0.8           (0.8)              1.7            34.9
Non-interest income..               2.8           1.2             4.1            0.1              (1.7)            6.5
Non-interest expense.              13.3           2.7             3.7            2.2              (0.1)           21.8
Minority interest
   expense...........                 -             -             0.1              -                 -             0.1
Net income...........              12.4           1.2             0.7           (1.9)                -            12.4
Wealth Management
   assets under
   management........                 -             -         1,653.7              -             (63.6)        1,590.1

  AT OR FOR THE SIX              THE             THE                          HOLDING
     MONTHS ENDED            PRIVATEBANK     PRIVATEBANK        WEALTH        COMPANY       INTERSEGMENT
    JUNE 30, 2003             (CHICAGO)      (ST. LOUIS)      MANAGEMENT     ACTIVITIES    ELIMINATIONS(2)   CONSOLIDATED
---------------------        -----------     -----------      ----------     ----------    ---------------   ------------
Total assets.........          $1,577.1         $177.1           $  -         $156.2           $(150.7)       $1,759.7
Total deposits.......           1,303.8          143.8              -              -              (2.0)        1,445.6
Total borrowings(1)..             119.9           15.5              -           55.0                 -           190.4
Total loans..........             942.7          125.9              -              -              (1.7)        1,066.9
Total capital........             136.2           15.0              -          100.3            (151.2)          100.3
Net interest income..              22.6            2.5            0.6           (1.5)              1.4            25.6
Non-interest income..               4.1            1.8            3.1            0.1              (2.2)            6.9
Non-interest expense.              12.1            2.7            3.2            1.4              (0.2)           19.2
Minority interest
   expense...........                 -              -            0.1              -                 -             0.1
Net income...........               9.1            0.8            0.2           (1.9)                -             8.2
Wealth Management
   assets under
   management........                 -              -        1,265.0              -                 -         1,265.0

------------------
(1) Includes long-term debt-trust preferred securities for the Holding Company Activities segment.
(2) The intersegment elimination for total loans reflects the exclusion of unearned income for management reporting purposes. The intersegment elimination for total capital reflects the elimination of the net investment in The PrivateBank (Chicago), The PrivateBank (St. Louis) and The PrivateBank Mortgage Company in consolidation. The intersegment eliminations include adjustments necessary for each category to agree with the related consolidated financial statements.

         The adjustments to total assets presented in the table above represent the elimination of the net investment in banking subsidiaries in consolidation, the elimination of the Company's cash that is maintained in a subsidiary bank account, the elimination of fed funds purchased and sold between Chicago and St. Louis, the reclassification of the unearned discount on loans, the reclassification related to current and deferred taxes, the elimination of The PrivateBank (Chicago) commercial loan and offsetting the warehouse line of credit borrowing on The PrivateBank Mortgage Company's books and the reclassification of loan fee income which is included in non-interest income for segment reporting purposes as compared to interest income for consolidated reporting purposes.

              NOTE 6--ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying values and estimated fair values of financial instruments as of June 30, 2004 have not materially changed on a relative basis from the carrying values and estimated fair values of financial instruments disclosed as of December 31, 2003.

                       NOTE 7--OTHER COMPREHENSIVE INCOME

         Change in the fair value of securities available-for-sale is presented on a net basis on the Consolidated Statement of Changes in Stockholders' Equity. The following table discloses the changes in the components of other accumulated comprehensive income for the six months ended June 30, 2004 and 2003 (in thousands):

                                                                         JUNE 30, 2004
                                                         ---------------------------------------------
                                                         BEFORE TAX                         NET OF TAX
                                                           AMOUNT         TAX EFFECT          AMOUNT
                                                         ----------      ------------       ----------
Change in unrealized gains on securities
   available-for-sale........................              $11,245          $4,284           $6,961
Less:  reclassification adjustment for gain
   included in net income....................                  168              64              104
                                                           -------          ------           ------
Change in net unrealized gains...............              $11,077          $4,220           $6,857
                                                           =======          ======           ======

                                                                         JUNE 30, 2003
                                                         ---------------------------------------------
                                                         BEFORE TAX                         NET OF TAX
                                                           AMOUNT         TAX EFFECT          AMOUNT
                                                         ----------      ------------       ----------
Change in unrealized gains on securities
   available-for-sale.............................          $6,853          $2,330           $4,523
Less:  reclassification adjustment for gain
   included in net income.........................           2,255             767            1,488
                                                           -------          ------           ------
Change in net unrealized gains....................          $4,598          $1,563           $3,035
                                                           =======          ======           ======

              NOTE 8--LONG TERM DEBT -- TRUST PREFERRED SECURITIES

         On February 8, 2001, PrivateBancorp Capital Trust I, a Delaware statutory trust and wholly owned finance subsidiary of the Company, issued 2,000,000 shares (including the underwriters' over-allotment) of 9.50% trust preferred securities, which represent preferred undivided interests in the assets of the trust. The sole assets of the trust are 9.50% junior subordinated debentures issued by the Company with a maturity date of December 31, 2030.

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

         The aggregate principal amount of the trust preferred securities outstanding is $20.0 million. As of June 30, 2004, the entire amount of the preferred securities is eligible for treatment as Tier I capital as allowed by the Federal Reserve. At June 30, 2004, the unamortized balance of the underwriting commissions paid and offering expenses was $1.0 million and is classified as part of other assets on the balance sheet. This amount is being amortized on a straight-line basis until maturity at $9,764 per quarter. The amortization is recognized as interest expense on the income statement. In the event the Company exercises its right to redeem the securities prior to maturity, any unamortized commissions would be expensed upon redemption.

                          NOTE 9--CAPITAL TRANSACTIONS

         During the second quarter 2004, the Company declared and paid a $0.03 per share dividend, even with first quarter 2004 levels, and a 50% increase from the fourth quarter 2003 dividend rate of $0.02 per share.

         During the second quarter 2004, the Company repurchased 24,515 shares of its common stock in connection with the satisfaction of a stock option exercise and federal withholding tax requirements on the exercise of stock options by a board member and the Chief Executive Officer of the Company.

         On April 23, 2004, the Company announced a two-for-one split of its common stock, which was effected in the form of a stock dividend. Stockholders received one share for every one share of PrivateBancorp, Inc. common stock held on the record date. The stock dividend was paid on May 31, 2004 to stockholders of record as of the close of business on May 17, 2004.

                              NOTE 10--ACQUISITIONS

         On June 15, 2004, the Company acquired Corley Financial Corporation, a Chicago-based, mortgage-banking boutique that originated approximately $180.0 million in single-family residential loans in 2003. The PrivateBank (Chicago) previously outsourced its processing of residential mortgage loans to Corley Financial Corporation in a business relationship that was established over three years ago. The Company acquired Corley in an effort to better serve clients and lower mortgage origination costs, while adding highly experienced mortgage lenders to client service teams. After the acquisition, the mortgage bank operates as The PrivateBank Mortgage Company and is maintained as a separate subsidiary of PrivateBancorp, Inc.

         The consideration paid by the Company included cash of $475,000 and 32,000 shares of common stock valued at $872,640, for an aggregate purchase price of $1.3 million before transaction costs. The value of the common stock issued was determined based on the closing stock price of PrivateBancorp,

Inc.'s common stock on the date of acquisition. All assets and liabilities were adjusted to fair value as of the effective date of the acquisition.

                        THE PRIVATEBANK MORTGAGE COMPANY
                                  JUNE 15, 2004

         The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

          AT JUNE 15, 2004 (IN 000'S)
          ---------------------------
          Cash........................................   $  187
          Fixed assets................................        8
          Loans held for sale.........................    4,773
          Other assets................................      143
                                                         ------
               Total assets acquired .................   $5,111
          Current liabilities ........................   $5,068
                                                         ------
               Total liabilities assumed .............    5,068
          Net assets acquired ........................   $   43
                                                         ======

         The acquisition resulted in goodwill of $1.3 million. The goodwill will not be amortized pursuant to the application of SFAS 142, but will be evaluated annually for impairment. The entire amount of goodwill is expected to be deductible for tax purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         PrivateBancorp was organized as a Delaware corporation in 1989 to serve as the holding company for a Chicago-based de novo (start-up) bank. Our flagship downtown Chicago location opened in 1991. We expanded to Wilmette in north suburban Cook County in 1994 and the Oak Brook facility in west suburban DuPage County was established in 1997. We established the St. Charles office in January 2000, in connection with our purchase of Towne Square Financial Corporation (a company which was in the process of forming a de novo bank) on August 3, 1999. On February 11, 2000, we consummated our acquisition of Johnson Bank Illinois adding two additional locations in Lake Forest and Winnetka, Illinois. During the second quarter 2000, we received regulatory approval to create a new banking subsidiary and on June 23, 2000, PrivateBancorp capitalized The PrivateBank (St. Louis). In May 2001, The PrivateBank (Chicago) opened a second branch in the Fox Valley area in Geneva, Illinois. On July 22, 2004, the Company signed a definitive lease agreement for the site of a new Chicago banking office in the historic Palmolive Building at the corner of North Michigan Avenue and Walton Place in Chicago's affluent Gold Coast neighborhood to open in the fall of 2004. On April 21, 2004, the Company announced its intent to expand to the southeastern Wisconsin market. The Company plans to open a new banking office to operate as The PrivateBank (Wisconsin), which is expected to open for business at an as of yet undisclosed downtown Milwaukee location by the first of the year 2005.

         In December 2002, The PrivateBank (Chicago) acquired an 80% controlling interest in Lodestar Investment Counsel, a Chicago-based investment adviser with $609.2 million of assets under management at June 30, 2004. On June 15, 2004, the Company acquired Corley Financial Corporation, a Chicago-based, mortgage-banking boutique. After the acquisition, the mortgage bank operates as The PrivateBank Mortgage Company and is maintained as a separate subsidiary of PrivateBancorp, Inc.

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

      Management adjusts the allowance for loan losses by recording a provision for loan losses in an amount sufficient to maintain the allowance at the level determined appropriate. Loans are charged-off when deemed to be uncollectible by management. We believe that the allowance for loan losses is adequate to provide for estimated probable credit losses inherent in our loan portfolio. The allowance for loan losses as a percentage of total loans was 1.23% as of June 30, 2004 compared to 1.22% as of June 30, 2003.

   Goodwill and Intangible Assets

      During 2001, The PrivateBank (Chicago) recorded approximately $12.2 million in goodwill in connection with the Johnson Bank Illinois acquisition. During 2002, the Company recorded $8.4 million of goodwill and $2.5 million in customer intangibles in connection with the acquisition of Lodestar. During the second quarter 2004, the Company recorded $1.3 million of goodwill in connection with the acquisition of Corley Financial. Intangible assets are amortized over an estimated useful life of 15 years. Effective January 1, 2002, the Company adopted FAS No. 142, which requires that goodwill and intangible assets that have indefinite lives no longer be amortized but be reviewed for impairment annually, or more frequently if certain indicators arise. Prior to the adoption of FAS No. 142, goodwill was being amortized using the straight-line method over a period of 15 years. The Company did not incur any goodwill impairment in 2003 in adopting FAS 142. The Company performs an impairment test of goodwill each year. Impairment losses on recorded goodwill, if any, will be recorded as operating expenses.

         Goodwill at June 30, 2004 was $20.5 million compared to $19.2 million at June 30, 2003, an increase of $1.3 million, resulting from the acquisition of Corley Financial. Amortization expense related to the Lodestar customer intangible assets is recognized at approximately $168,000 each year until 2017.

                   RESULTS OF OPERATIONS -THREE AND SIX MONTHS
                          ENDED JUNE 30, 2004 AND 2003
NET INCOME

         Net income for the second quarter ended June 30, 2004, was $6.5 million, up 40% compared to second quarter 2003 net income of $4.6 million. Earnings per diluted share increased 11% to $0.31 in the second quarter 2004 compared to $0.28 per diluted share in the second quarter 2003. Net income for the six months ended June 30, 2004, increased to $12.4 million, or $.60 per diluted share, compared to $8.2 million, or $0.50 per diluted share, for the same period last year, reflecting diluted earnings per share improvement of 20%.

         The improvement in earnings per diluted share for the three and six months ended June 30, 2004 as compared to the prior year period reflects a year over year increase in net interest margin augmented by strong loan demand and increases in wealth management, mortgage banking and other income. Non-interest income was $3.6 million in the second quarter 2004, reflecting a decrease of approximately $806,000 or 18% from the second quarter 2003. The decrease in fee income was attributable to $1.2 million in securities losses compared to $2.3 million in securities gains in the prior year quarter. Securities losses were more than offset by $1.3 million in trading gains from the fair market value adjustment on a $25.0 million, 10-year treasury rate for 3-month LIBOR interest rate swap and increases in wealth management fee revenue during the quarter. During the six months ended June 30, 2004, the Company recognized securities losses of $168,000, compared to gains of $2.3 million for the same period in 2003. Non-interest income for the six months ended June 30, 2004 reflects the fair market value adjustment on the interest rate swap, which resulted in gains of $259,000 during the six months ended June 30, 2004, versus losses of $1.3 million in the prior year period.

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

         Net interest income was $17.3 million during the three months ended June 30, 2004 compared to $12.6 million for the second quarter of 2003, an increase of 38%, and a decrease of 1% compared to the first quarter 2004. Average earning assets during the second quarter of 2004 were $2.1 billion, compared to $1.6 billion in the prior year quarter, an increase of 32%, and an increase of 7% since the first quarter 2004. Net interest margin (on a tax equivalent basis) was 3.51% in the second quarter of 2004, up from 3.33% in the prior year second quarter and down from 3.80% in the first quarter of 2004. Compared to the first quarter 2004, the margin compression during the second quarter of 2004 reflects a 19 basis point decrease in yields on average earning assets and a 14 basis point increase in the costs of average interest-bearing liabilities. The decrease in earning asset yields was primarily due to the combined impact of lower yields on recently originated loans, a decrease in the dividend paid on Federal

Home Loan Bank (Chicago) stock from 6.5% in the first quarter 2004 to 6.0% in the second quarter 2004, and high levels of residential mortgage prepayments, which depressed the yield on the Company's mortgage-backed securities portfolio. The increase in cost of funds was primarily due to the combined impact of adding approximately $36.0 million of long-term brokered deposits in the first quarter 2004 and early in the second quarter 2004 as well as the one-time cost of approximately $170,000 associated with calling and refunding $25.0 million of brokered deposits. For the third quarter 2004, the Company expects net interest margin to stabilize given a likely increase in earning asset yields.

         Net interest income on a tax equivalent basis was $37.0 million during the six months ended June 30, 2004 compared to $27.0 million for the same period in 2003, an increase of 37%. Net interest margin (on a tax equivalent basis) was 3.65% for the six months ended June 30, 2004, up from 3.49% in the prior year period. The improvement in net interest margin during the six months ended June 30, 2004 as compared to the same period in 2003 was primarily attributable to a reduction of 21 basis points in the rates paid on our interest bearing liabilities, which more than offset the 14 basis point decline in the rates earned on interest yielding assets. During 2004, increases in market rates of interest have positively impacted yields on investment securities.

         A changing interest rate environment has an effect on our net interest margin. A large portion of our loan portfolio is based on the prime interest rate and may reprice faster than our deposits and floating rate borrowings. Longer-term liabilities are generally more expensive than shorter-term liabilities given the upward slope of the yield curve. Alternatively, if market interest rates decrease, we expect our net interest margin to experience pressure. As discussed in the previous quarter, changing our focus to lengthen borrowing terms given historically lower rates during 2003 and the first quarter of 2004 has compressed net interest margin this quarter, but should have a positive impact in future quarters if market interest rates continue to rise.

         The following tables present a summary of our net interest income and related net interest margin, calculated on a tax equivalent basis (dollars in thousands):

                                                               THREE MONTHS ENDED JUNE 30,
                                       -------------------------------------------------------------------------
                                                      2004                                    2003
                                       ---------------------------------      ----------------------------------
                                       AVERAGE                                AVERAGE
                                       BALANCE(1)   INTEREST       RATE       BALANCE(1)    INTEREST       RATE
                                       ----------   --------      ------      ----------    --------      ------
Fed funds sold and other
   short-term investments.........      $    1,944    $     4      0.78%     $    9,765     $    31        1.04%
Investment securities (taxable)...         489,759      5,289      4.29%        387,942       3,451        3.53%
Investment securities
   (non-taxable) .................         215,469      3,631      6.74%        140,002       2,439        6.97%
Loans, net of unearned
   discount(2)....................       1,377,610     18,702      5.40%      1,047,043      15,208        5.78%
                                        ----------    -------                ----------     -------
Total earning assets..............      $2,084,782    $27,626      5.27%     $1,584,752     $21,129        5.30%
                                        ==========    =======                ==========     =======
Interest-bearing deposits.........      $1,474,100    $ 7,155      1.95%     $1,287,331     $ 6,140        1.91%
Funds borrowed....................         320,766      1,552      1.91%        157,485       1,204        3.02%
Trust preferred securities........          20,000        485      9.70%         20,000         485        9.70%
                                        ----------    -------                ----------     -------
Total interest-bearing
   liabilities....................      $1,814,865      9,192      2.03%     $1,464,816       7,829        2.14%
                                        ==========    -------                ==========     -------
Tax equivalent net interest
   income(3)......................                    $18,434                               $13,300
                                                      =======                               =======
Net interest spread(4)............                                 3.24%                                   3.16%
Net interest margin(3)(5).........                                 3.51%                                   3.33%

                                                                 SIX MONTHS ENDED JUNE 30,
                                       -------------------------------------------------------------------------
                                                      2004                                    2003
                                       ---------------------------------      ----------------------------------
                                       AVERAGE                                AVERAGE
                                       BALANCE(1)   INTEREST       RATE       BALANCE(1)    INTEREST       RATE
                                       ----------   --------      ------      ----------    --------      ------
Fed funds sold and other
   short-term investments.........      $    1,797    $    10      1.12%     $   10,794     $    56        1.03%
Investment securities (taxable)...         482,704     10,879      4.48%        369,815       7,243        3.90%
Investment securities(non-taxable)         207,059      6,987      6.75%        134,502       4,721        7.02%
Loans, net of unearned
   discount(2)....................       1,320,804     36,382      5.48%      1,023,807      30,375        5.93%
                                        ----------    -------                ----------     -------
Total earning assets..............      $2,012,364    $54,258      5.37%     $1,538,918     $42,395        5.51%
                                        ==========    =======                ==========     =======
Interest-bearing deposits.........      $1,428,509    $13,248      1.86%     $1,234,814     $11,917        1.95%
Funds borrowed....................         313,348      3,038      1.92%        174,780       2,516        2.86%
Trust preferred securities........          20,000        970      9.70%         20,000         970        9.70%
                                        ----------    -------                ----------     -------
Total interest-bearing liabilities      $1,761,857    $17,256      1.96%     $1,429,594     $15,403        2.17%
                                        ==========    -------                ==========     -------
Tax equivalent net interest
   income(3)......................                    $37,002                               $26,992
                                                      =======                               =======
Net interest spread(4)............                                 3.41%                                   3.34%
Net interest margin(5)(3).........                                 3.65%                                   3.49%

------------------
(1)      Average balances were generally computed using daily balances.
(2) Nonaccrual loans are included in the average balances and do not have a material effect on the average yield. Interest due on non-accruing loans was not material for the periods presented.
(3) We adjust GAAP reported net interest income by the tax equivalent adjustment amount to account for the tax attributes on federally tax exempt municipal securities. The total tax equivalent adjustment reflected in the above table is $1.1 million and $742,000 in the second quarters of 2004 and 2003, respectively. The total tax equivalent adjustment reflected in the above table is $2.1 million and $1.4 million for the six months ended June 30, 2004 and June 30, 2003, respectively. For GAAP purposes, tax benefits associated with federally tax-exempt municipal securities are reflected in income tax expense. The following table reconciles reported net interest income to net interest income on a tax equivalent basis for the periods presented:

      RECONCILIATION OF QUARTER NET INTEREST INCOME TO QUARTER NET INTEREST
                        INCOME ON A TAX EQUIVALENT BASIS
                                                              2Q04       2Q03
                                                            -------    -------
         Net interest income.............................   $17,334    $12,558
         Tax equivalent adjustment to net
            interest income..............................     1,100        742
                                                            -------    -------
         Net interest income, tax equivalent basis.......   $18,434    $13,300
                                                            =======    =======

 RECONCILIATION OF YEAR-TO-DATE NET INTEREST INCOME TO YEAR-TO-DATE NET INTEREST
                        INCOME ON A TAX EQUIVALENT BASIS

                                                            6/30/04    6/30/03
                                                            -------    -------
         Net interest income.............................   $34,885    $25,555
         Tax equivalent adjustment to net
            interest income..............................     2,117      1,437
                                                            -------    -------
         Net interest income, tax equivalent basis.......   $37,002    $26,992
                                                            =======    =======

(4) Yield on average interest-earning assets less rate on average interest-bearing liabilities.
(5) Net interest income, on a tax-equivalent basis, divided by average interest-earning assets.

         The following tables show the dollar amount of changes in interest income (tax equivalent) and interest expense by major categories of interest-earning assets and interest-bearing liabilities attributable to changes in volume or rate, or a mix of both, for the periods indicated. Volume variances are computed using the change in volume multiplied by the previous period's rate. Rate variances are computed using the changes in rate multiplied by the previous period's volume.

                        THREE MONTHS ENDED JUNE 30, 2004
                  COMPARED TO THREE MONTHS ENDED JUNE 30, 2003


                                                                   CHANGE        CHANGE
                                                    CHANGE DUE     DUE TO        DUE TO       TOTAL
                                                      TO RATE      VOLUME          MIX        CHANGE
                                                    ----------     ------        -------      ------
                                                                   (DOLLARS IN THOUSANDS)
Interest income/expense from:
Fed funds sold and other short-term investments...     $ (12)      $   (25)      $   10      $   (27)
Investment securities (taxable)...................       736           896          206        1,838
Investment securities (non-taxable)(1)............       (79)        1,311          (40)       1,192
Loans, net of unearned discount...................      (987)        4,763         (282)       3,494
                                                       -----       -------       ------      -------
   Total tax equivalent interest income(1)........     $(342)      $ 6,945       $ (106)     $ 6,497
                                                       =====       =======       ======      =======
Interest-bearing deposits.........................     $ 110       $   891       $   14      $ 1,015
Funds borrowed....................................      (436)        1,231         (447)         348
Trust preferred securities........................        --            --           --           --
                                                       -----       -------       ------      -------
   Total interest expense.........................     $(326)      $ 2,122       $ (433)     $ 1,363
                                                       -----       -------       ------      -------
Net tax equivalent interest income(1).............     $ (16)      $ 4,823          327      $ 5,134
                                                       =====       =======       ======      =======


                         SIX MONTHS ENDED JUNE 30, 2004
                   COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

                                                                   CHANGE        CHANGE
                                                    CHANGE DUE     DUE TO        DUE TO       TOTAL
                                                      TO RATE      VOLUME          MIX        CHANGE
                                                    ----------     ------        -------      ------
                                                                   (DOLLARS IN THOUSANDS)
Interest income/expense from:
Fed funds sold and other short-term
    investments.............................         $     5       $   (46)      $   (5)      $   (46)
Investment securities (taxable).............           1,052         2,186          398         3,636
Investment securities (non-taxable)(1)......            (182)        2,526          (78)        2,266
Loans, net of unearned discount.............          (2,312)        8,739         (420)        6,007
                                                     -------       -------       ------       -------
   Total tax equivalent interest income(1)..         $(1,437)      $13,405       $ (104)      $11,863
                                                     -------       -------       ------       -------
Interest-bearing deposits...................         $  (527)      $ 1,869       $  (11)      $ 1,331
Funds borrowed..............................            (819)        1,967         (626)          522
Trust preferred securities..................              --            --           --            --
                                                     -------       -------       ------       -------
   Total interest expense...................         $(1,346)      $ 3,836       $ (637)      $ 1,853
                                                     -------       -------       ------       -------
Net tax equivalent interest income(1).......         $   (91)      $ 9,569       $  532       $10,010
                                                     =======       =======       ======       =======

------------------
(1) Interest income on tax-advantaged investment securities reflects a tax equivalent adjustment based on a marginal federal corporate tax rate of 34%. The total tax equivalent adjustment reflected in the above table is $1.1 million and $742,000 in the second quarters of 2004 and 2003, respectively. The total tax equivalent adjustment reflected in the above table is $2.1 million and $1.4 million for the six months ended June 30, 2004 and June 30, 2003, respectively.

PROVISION FOR LOAN LOSSES

         We made a provision for loan losses of $724,000 for the quarter ended June 30, 2004 compared to $730,000 for the comparable period in 2003. Net recoveries totaled $51,000 for the quarter ended June 30, 2004 versus net charge-offs of $182,000 for the second quarter of 2003 and net recoveries of $103,000 for the quarter ended March 31, 2004. For the six months ended June 30, 2004, the provision for loan losses was $2.1 million compared to $1.7 million in the prior year period.

      Our allowance for probable loan losses is reassessed monthly to determine the appropriate level of the reserve. Our analysis is influenced by the following factors: the volume and quality of loans and commitments in the portfolio, loss experience, and economic conditions. A discussion of the allowance for loan losses and the factors on which provisions are based begins on page 31.


NON-INTEREST INCOME

         Non-interest income was $3.6 million in the second quarter of 2004, reflecting a decrease of approximately $806,000 or 18% from the second quarter of 2003. The decrease in fee income was primarily attributable to $1.2 million in securities losses compared to $2.3 million in securities gains in the prior year quarter. Securities losses were more than offset by $1.3 million in trading gains from the fair market value adjustment on a $25.0 million 10-year treasury rate for 3-month LIBOR interest rate swap and increases in wealth management fee revenue during the quarter. During the six months ended June 30, 2004, the Company recognized securities losses of $168,000, compared to gains of $2.3 million for the same period in 2003. Non-interest income for the six months ended June 30, 2004 reflects the fair market value adjustment on the interest rate swap, which resulted in gains of $259,000 during the six months ended June 30, 2004, versus losses of $1.3 million in the prior year period.


         The following table presents the breakdown of wealth management, mortgage banking and other income for the periods presented:

                                                THREE MONTHS ENDED            SIX MONTHS ENDED
                                               --------------------        ---------------------
                                                    JUNE 30,                      JUNE 30,
                                               --------------------        ---------------------
                                                2004          2003          2004           2003
                                               ------        ------        ------         ------
Wealth management fee revenue..........        $2,129        $1,580        $4,087         $3,065
Residential real estate secondary
   market fees.........................           782         1,037         1,246          1,818
Banking and other services.............           436           415           870            723
Bank owned life insurance..............           125           149           249            276
                                               ------        ------        ------         ------
   Total wealth management, mortgage
      banking and other income.........        $3,472        $3,181        $6,452         $5,882
                                               ======        ======        ======         ======

         Total wealth management assets under management were $1.6 billion at June 30, 2004 compared to $1.3 billion at June 30, 2003, and up $95.2 million from $1.5 billion at December 31, 2003. Of these amounts, trust services assets under management were $980.9 million and Lodestar assets under management were $609.2 million at June 30, 2004. Excluded from the total wealth management assets under management are $63.6 million of trust services assets that are managed by Lodestar. At March 31, 2004, trust services managed $974.4 million of assets, Lodestar managed $601.8 million of assets, and $56.6 million of assets managed by Lodestar were excluded from the total wealth management assets under management. Growth in assets under management during the quarter reflects the impact of net new business generated.

         Growth in wealth management fee income contributed to the expansion in non-interest income during the quarter. Wealth management fee income totaled $2.1 million for the second quarter of 2004, an increase of approximately $550,000 from the second quarter of 2003 and an increase of $172,000 from the first quarter of 2004. Of the $2.1 million, approximately $534,000 was revenue generated from wealth management services provided to those clients where a third-party investment manager is utilized. For the three months ended June 30, 2003, $1.6 million of wealth management fee revenue was generated; of this amount approximately $477,000 was third-party investment manager revenue. A portion of revenue is used to pay these third-party investment managers and the remaining amount of fees collected are utilized to cover costs associated with administering other aspects of the wealth management services that we provide to clients. The fees paid to third-party investment managers are included in the professional fees category of non-interest expense. For the six months ended June 30, 2004, wealth management fee income totaled $4.1, compared to $3.1 million in the prior year period.

         The increase in wealth management fee revenue over the prior year period reflects a favorable shift in the mix of accounts towards higher fee structures, the addition of new business and equity market improvements experienced during 2003.

         Sales of residential real estate loans generated $782,000 of income during the second quarter of 2004 compared to $1.0 million during the prior year quarter primarily due to a lower volume of loans sold as a result of relatively decreased demand for residential real estate loans. Late in the first quarter 2004, when market interest rates declined, we experienced a slight increase in the demand for residential real estate loans. The majority of these loans closed in the second quarter with a resulting benefit to residential loan fees. For the six months ended June 30, 2004, sales of newly originated residential real estate loans generated $1.2 million of income as compared to $1.8 million in the year earlier period, a decrease of 32%.

         During the second quarter of 2004, we recognized income of $125,000 related to the increased cash surrender value of a bank owned life insurance
(BOLI) policy that was entered into in the fourth quarter of 2001 as compared to relatively similar levels of income in the second quarter of 2003. This policy covers certain higher-level employees who are deemed to be significant contributors to the Company. All employees included in this policy are aware and have consented to the coverage. The cash surrender value of BOLI at June 30, 2004 was $11.5 million and is included in other assets on the balance sheet. Early in the third quarter 2004, the Company purchased an additional $22.0 million in BOLI, which should result in higher BOLI revenue in the third quarter of 2004.

         Included in non-interest income for the 2004 period are trading losses recorded to reflect the fair market value adjustment on an interest rate swap used to economically hedge a portion of the Company's investment in long-term municipal bonds. The change in the fair market value of the swap is recognized in earnings and resulted in a gain for the three months ended June 30, 2004 because of the overall increase in market rates of interest during the period. For the three months ended June 30, 2004, the trading gain totaled $1.3 million compared to a trading loss of $1.1 million during the second quarter of 2003. Securities losses for the three months ended June 30, 2004 were $1.2 million compared to gains of $2.3 million in the prior year quarter. For the six months ended June 30, 2004, trading gains were $259,000 compared to losses of $1.3 million in the prior year period. Securities losses were $168,000 for the first six months of 2004, compared to gains of $2.3 million in the prior year period.

NON-INTEREST EXPENSE

                                                   THREE MONTHS ENDED            SIX MONTHS ENDED
                                                ------------------------     -------------------------
                                                       JUNE 30,                       JUNE 30,
                                                ------------------------     -------------------------
                                                  2004           2003           2004           2003
                                                ----------- ------------     ------------ ------------
                                                    (IN THOUSANDS)                 (IN THOUSANDS)
Salaries and employee benefits..........         $6,057          $5,070      $12,092        $ 9,848
Occupancy...............................          1,350           1,270        2,710          2,689
Professional fees.......................          1,451           1,069        2,565          2,353
Marketing...............................            703             509        1,198            995
Data processing.........................            513             368          960            761
Postage, telephone and delivery.........            227             212          456            424
Office supplies and printing............            127             137          262            297
Insurance...............................            207             146          422            314
Amortization of intangibles.............             42              42           84             84
Other expense...........................            543             933        1,010          1,410
                                                -------          ------      -------        -------
Total non-interest expense..............        $11,220          $9,756      $21,759        $19,175
                                                =======          ======      =======        =======

         Non-interest expense increased to $11.2 million in the second quarter of 2004 from $9.8 million in the second quarter of 2003, an increase of 15%. For the six months ended June 30, 2003, non-interest expense increased 13% to $21.8 million from $19.2 million in the prior period.

         The increase in non-interest expense between the periods is attributable primarily to increases in personnel costs associated with our growing client service team, including the addition of several managing directors during 2004 and the addition of Corley Financial Corporation employees. Our efficiency ratio (non-interest expense divided by the sum of net interest income on a tax equivalent basis plus non-interest income) improved to 50.8% for the second quarter 2004 as compared to 55.0% for the second quarter 2003. On a tax-equivalent basis, this ratio indicates that in the second quarter of 2004, we spent 50.9 cents to generate each dollar of revenue, compared to
55.0 cents in the second quarter of 2003. Our efficiency ratio improved to 50.0% for the six months ended June 30, 2004 as compared to 56.7% for the same period in 2003. Please refer to footnote 3 on page 24 for a reconciliation of net interest income to net interest income on a tax equivalent basis.

         Salaries and benefits increased to $6.1 million, or 19% during the second quarter 2004 as compared to the year ago quarter, reflecting the increased level of full-time equivalent employees to 252 people at June 30, 2004 from 194 people at June 30, 2003. Salaries and benefits increased to $12.1 million, or 23% during the six months ended June 30, 2004 as compared to the year ago period. The increase is due primarily to overall growth in the organization and the addition of two Managing Directors and 11 employees as a result of the acquisition of Corley Financial in June of 2004.

         Occupancy expense increased to $1.4 million during the second quarter 2004, reflecting an increase of 6% over the prior year quarter. Occupancy expense was $2.7 million during the six months ended June 30, 2004, even with the prior year period. We expect occupancy expense to increase in future quarters with the additional floor space that is being leased in our downtown Chicago location as well as the additional space being leased for the Gold Coast office to be opened in the fall of 2004.

         Professional fees, which include legal, accounting, consulting, information systems consulting services and investment management fees, increased to $1.5 million during the second quarter of 2004, reflecting an increase of 36% over the prior year quarter, primarily due to expenses associated with the documentation and testing of internal controls which has resulted as a result of the requirements of the Sarbanes-Oxley Act. During 2004, we expect to spend approximately $250,000 in professional fees and expenses associated with the implementation of these requirements. Professional fees increased to $2.6 million, or 9%, during the six months ended June 30, 2004, compared to the prior year period.

Marketing expense increased 38% to $703,000 during the second quarter 2004 over the prior year quarter and 20% to $1.2 million for the six months ended June 30, 2004 due to the growth of the organization and increased demands for marketing materials and events.

         Insurance expense increased 42% during the second quarter 2004 over the prior year quarter and 34% for the six months ended June 30, 2004 due to the increased cost of insurance in the marketplace, and the renewal of our annual insurance coverage.

         Other non-interest expense for the second quarter 2004 decreased by 42% as compared to the prior year quarter. In April 2003, The PrivateBank (Chicago) suffered a potential loss of $400,000 in a check fraud scheme involving a new account deposit. On June 27, 2003, the Company received a letter from its insurance carrier declining coverage for the loss. As a result, the Company recorded a second quarter 2003 charge of $400,000, which accounted for a significant portion of the increase in other non-interest expense in the second quarter of 2003. The Company's claim against the insurance carrier was denied in May of 2004.

         During the first six months of 2004, we amortized $84,000 in intangible assets related to our acquisition of a controlling interest in Lodestar, compared to a similar amount in 2003.

MINORITY INTEREST EXPENSE

         On December 30, 2002, The PrivateBank (Chicago) acquired an 80% controlling interest in Lodestar Investment Counsel LLC ("Lodestar"). The Company records its 20% noncontrolling interest in Lodestar related to Lodestar's results or operations, in minority interest expense on the consolidated statement of income. For the quarter ended June 30, 2004, we recorded approximately $65,000 of minority interest expense.

INCOME TAXES

         The following table shows our income before income taxes, applicable income taxes and effective tax rate for the six months ended June 30, 2004 and 2003, respectively (in thousands):

                                            SIX MONTHS ENDED
                                                JUNE 30,
                                        ------------------------
                                          2004            2003
                                        --------        --------
         Income before taxes..........  $17,487         $11,465
         Income tax provision.........    5,081           3,249
         Effective tax rate...........     29.1%           28.3%

         The effective income tax rate varies from statutory rates principally due to certain interest income, which is tax-exempt for federal or state purposes, and certain expenses, which are disallowed for tax purposes. The higher effective tax rate for the six months ended June 30, 2004 as compared to the prior year period reflects growth in pretax income of 53% that has slightly outpaced the growth on our federally tax-exempt municipal bonds income. Federally tax-exempt municipal bonds increased to $235.5 million as of June 30, 2004, a 51% increase from $156.2 million at June 30, 2003.

OPERATING SEGMENTS RESULTS

         As described in Note 5 to the consolidated financial statements included in this report, the Company's operations consist of four primary business segments: The PrivateBank (Chicago), The PrivateBank (St. Louis), Wealth Management and Holding Company Activities.

         The profitability of The PrivateBank (Chicago) is primarily dependent on the net interest income, provision for loan losses, non-interest income and non-interest expense. Net income for The PrivateBank (Chicago) for the six months ended June 30, 2004 increased 36% to $12.4 million from $9.1 million for the six months ended June 30, 2003. The growth in net income for the period resulted from improvements in net interest income, which was driven by increases in loans and investments. The improvement in net interest income and non-interest income for the six months ended June 30, 2004 more than offset increases in operating expenses associated with continued growth of The PrivateBank (Chicago). Net interest income for The PrivateBank (Chicago) for the six months ended June 30, 2004 increased to $29.8 million from $22.6 million, or 32%, primarily due to growth in earning assets.

         Total loans at The PrivateBank (Chicago) increased by 31%, or $296.6 million, to $1.2 billion at June 30, 2004 as compared to total loans of $942.7 million at June 30, 2003. The majority of the loan growth for the six months ended June 30, 2004 occurred in the commercial and industrial loan category. Total deposits increased by 17% to $1.5 billion at June 30, 2004, from $1.3 billion at June 30, 2003. Growth in non-interest-bearing deposits, savings deposits and money market deposits accounted for the majority of the deposit growth.

         Net income for The PrivateBank (St. Louis) for the six months ended June 30, 2004 increased to $1.1 million as compared to $826,000 in the prior year period. This growth in net income resulted from increases in net interest income and non-interest income, which more than offset increases in operating expenses. Net interest income for The PrivateBank (St. Louis) for the six months ended June 30, 2004 increased to $3.4 million from $2.5 million in the prior year period, an increase of 37%, primarily due to growth in earning assets.

         Total loans at The PrivateBank (St. Louis) increased 36% to $171.2 million at June 30, 2004 from $125.9 million at June 30, 2003, due primarily to growth in commercial real estate and commercial loans categories. Construction loans also contributed to the increase in loans, but to a lesser extent. Total deposits increased by $26.3 million to $170.1 million at June 30, 2004 from $143.8 million at June 30, 2003. The majority of the deposit growth at The PrivateBank (St. Louis) was due to increased money market, jumbo certificates of deposit and non-interest bearing deposits during the six months ended June 30, 2004 as compared to the prior year period. Brokered deposits were $49.2 million at June 30, 2004, an increase of $4.9 million since June 30, 2003.

         Wealth management includes investment management, personal trust and estate services, custodial services, retirement accounts and brokerage and investment services. Wealth management assets under management increased by $388.8 million (including assets managed by Lodestar of $63.6 million) to $1.6 billion at June 30, 2004, as compared to $1.3 billion at June 30, 2003, due primarily to the improvement in the equity markets and increases in net new business. Wealth management fee revenue was $4.1 million for the six months ended June 30, 2004, compared to $3.1 million for the six months ended June 30, 2003. Net income for the six months ended June 30, 2004 for our Wealth Management segment was $729,000 as compared to $242,000 for the six months ended June 30, 2003.

         Holding Company Activities consist of parent company only matters. The Holding Company's most significant assets are its net investments in its two banking subsidiaries, The PrivateBank (Chicago) and The PrivateBank (St. Louis), and its mortgage banking subsidiary, The PrivateBank Mortgage Company, acquired on June 15, 2004. Holding Company Activities are reflected primarily by interest expense on borrowings and operating expenses of the parent company. Recurring holding company operating expenses consist primarily of compensation (amortization of restricted stock awards, other salary expense) and miscellaneous professional fees.

         The Holding Company Activities segment, which includes the results of The PrivateBank Mortgage Company, reported a net loss of $1.9 million for the six months ended June 30, 2004 as compared to a net loss of $2.0 million for the six months ended June 30, 2003. The slight decrease in the amount of the net loss reported for 2004 as compared to prior year period reflects the decrease in the amount of borrowings recorded at the Holding Company Activities segment. During the third quarter of 2003, the Company repaid a $30.0 million revolving line of credit and a $5.0 million subordinated note. The reduced level of borrowings has reduced the interest expense recognized at the Holding Company Activities segment. Total debt outstanding, which included trust preferred securities, at the Holding

Company at June 30, 2004, was $22.6 million, compared to total debt outstanding of $55.0 million at June 30, 2003.

                               FINANCIAL CONDITION

TOTAL ASSETS

         Total assets increased to $2.2 billion at June 30, 2004, an increase of $214.2 million, or 11% over total assets of $2.0 billion at December 31, 2003, and an increase of $439.5 million, or 25% over $1.8 billion of total assets at June 30, 2003. The balance sheet growth during the six months ended June 30, 2004 was accomplished mainly through loan growth throughout the Company and growth in the investment securities portfolio. The growth in assets was funded primarily through increases in FHLB advances, and core deposit growth, including savings, money market, and non-interest bearing demand deposits.

LOANS

         Total loans increased to $1.4 billion, an increase of $182.9 million, or 15%, from $1.2 billion at December 31, 2003 and an increase of $340.7 million, or 32%, from $1.1 billion at June 30, 2003.

         Loan growth since December 31, 2003 has occurred primarily in the commercial real estate, commercial and construction loan categories. The PrivateBank (St. Louis) had loans outstanding of $171.2 million as of June 30, 2004, which reflects growth of $19.7 million, or 13%, since December 31, 2003. The remaining loan growth of $163.2 million (excluding intercompany eliminations) during the first six months of 2004 was generated by The PrivateBank (Chicago). All of The PrivateBank (Chicago) offices posted strong gains in loan volume throughout the period. Loan volume at The PrivateBank (Chicago) offices increased 16% at June 30, 2004 as compared to December 31, 2003 loan levels.

         The following table sets forth the composition of our loan portfolio net of unearned discount by category (in thousands) at the following dates:

                                       JUNE 30,   DECEMBER 31,     JUNE 30,
                                         2004         2003           2003
                                     -----------  ------------   -----------
LOANS
Commercial real estate.............  $  711,097    $  639,296    $  524,208
Commercial.........................     224,143       181,062       162,235
Residential real estate............      83,434        69,541        70,858
Personal(1)........................      72,302        77,154        63,047
Home Equity........................     109,756        94,726        89,457
Construction.......................     206,854       162,878       157,114
                                     ----------    ----------    ----------
   Total loans, net of unearned
      discount.....................  $1,407,586    $1,224,657    $1,066,919
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

         We maintain an allowance for loan losses sufficient to absorb credit losses inherent in our loan portfolio. The allowance for loan losses represents our estimate of probable losses in the portfolio at each balance sheet date and is supported by all available and relevant information. The allowance contains provisions for probable losses that have been identified relating to specific borrowing relationships, as well as probable losses inherent in the loan portfolio and credit undertakings that are not specifically identified. Management's application of the methodology for determining the allowance for loan losses resulted in an allowance for loan losses of $17.3 million at June 30, 2004 compared with $15.1 million at December 31, 2003, primarily reflecting growth in the loan portfolio during the first six months of 2004. We believe that the allowance for loan losses is adequate to provide for estimated probable credit losses inherent in our loan portfolio.

         The allowance for loan losses as a percentage of total loans was 1.23% at June 30, 2004, 1.23% at December 31, 2003 and 1.22% at June 30, 2003. Net
recoveries totaled $154,180 for the six months ended June 30, 2004 versus net charge-offs of $252,000 in the year earlier period. The provision for loan losses was $2.1 million for the six months ended June 30, 2004, versus $1.7 million for the six months ended June 30, 2003.

         Following is a summary of changes in the allowance for loan losses for the six months ended June 30, 2004 and 2003 (in thousands):

                                                      2004            2003
                                                    --------        --------
Balance, January 1...........................       $15,100         $11,585
Provisions charged to earnings...............         2,050           1,686
Loans charged-off, net of recoveries.........           154            (252)
                                                    -------         -------
Balance, June 30.............................       $17,304         $13,019
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

         The portion of the provision related to the specific component of the reserve was approximately $285,000 during the first six months of 2004 resulting in an increase in this component of approximately $439,000 after giving effect to $154,000 in recoveries during the period. The specific component of the reserve consists of individual credit relationships that have been allocated specifically identified reserves based on the loan ratings assigned to individual loans and other extensions of credit.

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

      The portion of the provision related to the allocated inherent component of the reserve was $2.1 million during the first six months of 2004. The increase in the allocated portion of the reserve reflects a significant migration of loans to slightly higher risk ratings as well as the increase in volume in our commercial real estate loan portfolio and construction loan portfolio. Loss factors for the construction and commercial real estate loan portfolios were also increased to reflect management's evaluation of the current economic conditions and its impact on these sectors of the portfolio. Management has identified a weakening of credit quality of certain borrowers as reflected by risk rating downgrades in 2004. Management has noticed lower sales, decreased profitability and lower cash flows within its client base. These trends led to the increased loss factors noted above. The increase in this component of the reserve was partially offset by a decline in the impact of residential real estate and home equity loans, resulting from a decrease in their respective loss factors. Loss factors applied to residential real estate and home equity loans were decreased or unchanged based on management's assessment of our historical loss experience coupled with the quality of the underlying collateral securing the residential real estate and home equity loan portfolios.

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

      The portion of the provision related to the unallocated inherent component of the reserve decreased by $327,000 for the first six months of 2004. The decrease reflects our view that the inherent losses related to certain factors, such as general economic and business conditions and the possible imprecision due to changes in the portfolio mix, which we considered in our evaluation of the unallocated allowance at December 31, 2003 are now recognized at June 30, 2004 in the allocated allowance through increased specific reserves or in the higher loss factors utilized in determining the risk allocated allowance. The growth and complexity of the loan portfolio exposes us to larger individual charge-offs.

NONPERFORMING LOANS

         The following table classifies our non-performing loans as of the dates shown:

                                            6/30/04       3/31/04       12/31/03      9/30/03       6/30/03
                                           ---------     ---------      --------     ---------     ---------
                                                                 (DOLLARS IN THOUSANDS)
Nonaccrual loans......................        $151          $131        $   36        $  517        $  889
Loans past due 90 days or more........         644           715         1,088         1,401         1,849
                                              ----          ----        ------        ------        ------
   Total nonperforming loans..........         795           846         1,124         1,918         2,738
                                              ----          ----        ------        ------        ------
   Total nonperforming assets.........        $795          $846        $1,124        $1,918        $2,738
                                              ====          ====        ======        ======        ======
Total nonaccrual loans to
   total loans........................        0.01%         0.01%         0.00%         0.05%         0.08%
Total nonperforming loans to total
   loans..............................        0.06%         0.06%         0.09%         0.17%         0.26%
Total nonperforming assets to total
   assets.............................        0.04%         0.04%         0.06%         0.10%         0.16%

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

         Nonaccrual loans were $151,000 at June 30, 2004 as compared to $36,000 at December 31, 2003 and $889,000 at June 30, 2003. Nonaccrual loans increased by $115,000 since December 31, 2003. Loans delinquent over 90 days decreased by $444,000 since December 31, 2003 to $644,000.

INVESTMENT SECURITIES

         The amortized cost and the estimated fair value of securities at June 30, 2004 and December 31, 2003, were as follows (in thousands):

                                                        INVESTMENT SECURITIES -- AVAILABLE-FOR-SALE
                                               -------------------------------------------------------------
                                                                       JUNE 30, 2004
                                               -------------------------------------------------------------
                                                                   GROSS           GROSS
                                                AMORTIZED       UNREALIZED       UNREALIZED       ESTIMATED
                                                  COST             GAINS           LOSSES        FAIR VALUE
                                               -----------      ----------       ----------      ----------
U.S. government agency mortgage
   backed securities and
   collateralized mortgage
   obligations...........................         $263,195        $3,906           $(2,530)       $264,571
Corporate collateralized mortgage
   obligations...........................            3,594            --                (1)          3,593
Tax exempt municipal securities..........          235,501         4,769            (2,547)        237,723
Taxable municipal securities.............            3,855            19                --           3,874
Federal Home Loan Bank stock.............          208,097            --                --         208,097
Other....................................            4,405           332               (13)          4,724
                                                  --------        ------           -------        --------
Total....................................         $718,647        $9,026           $(5,091)       $722,582
                                                  ========        ======           =======        ========

                                                        INVESTMENT SECURITIES -- AVAILABLE-FOR-SALE
                                               -------------------------------------------------------------
                                                                       DECEMBER 31, 2003
                                               -------------------------------------------------------------
                                                                   GROSS           GROSS
                                                AMORTIZED       UNREALIZED       UNREALIZED       ESTIMATED
                                                  COST             GAINS           LOSSES        FAIR VALUE
                                               -----------      ----------       ----------      ----------
U.S. government agency mortgage
   backed securities and
   collateralized mortgage
   obligations...........................         $239,092          $ 4,695        $(1,060)         $242,727
Corporate collateralized mortgage
   obligations...........................            4,910               --             (1)            4,909
Tax exempt municipal securities..........          192,417           11,141           (163)          203,395
Taxable municipal securities.............            3,855                2             --             3,857
Federal Home Loan Bank stock.............          209,633               --             --           209,633
Other....................................            4,363              391            (13)            4,741
                                                  --------          -------        -------          --------
Total....................................         $654,270          $16,229        $(1,237)         $669,262
                                                  ========          =======        =======          ========

      All securities are classified as available-for-sale and may be sold as part of our asset/liability management strategy in response to changes in interest rates, liquidity needs or significant prepayment risk. Available-for-sale securities are carried at fair value, with related unrealized net gains or losses, net of deferred income taxes, recorded as an adjustment to equity capital. At June 30, 2004, reported stockholders' equity reflected unrealized securities gains net of tax of $3.1 million. This represented a decline of approximately $6.8 million from unrealized securities gains net of tax of $9.9 million at December 31, 2003. The decrease was the result of an increase in interest rates during the quarter, which reduced the market value of the bank's fixed-income investment portfolio. The market value of fixed-income securities moves in the opposite direction of interest rates.

         Securities available-for-sale increased to $722.6 million at June 30, 2004, up 8% from $669.3 million as of December 31, 2003. The growth in the investment security portfolio since December 31, 2003 resulted from the continued implementation of our asset/liability management strategy. Compared to December 31, 2003, investments in U.S. government agency mortgage-backed securities and CMOs increased by $21.8 million from $242.7 million to $264.6 million; investments in tax-exempt municipal securities increased by $34.3 million from $203.4 million to $237.7 million.

         Investments in FHLB stock decreased by $1.5 million from $209.6 million to $208.1 million, $207.0 million of which is stock of the FHLB (Chicago). Currently, we plan to limit our FHLB stock investment to no more than the $208.5 million we had outstanding at December 31, 2003. The FHLB (Chicago) paid a 6.5% (annualized) dividend in the first, second and third quarters of 2003 and the first quarter of 2004 and a 7.0% (annualized) dividend in the fourth quarter 2003. The FHLB (Chicago) recently announced that it will maintain an annualized dividend payment of 6.0% for the second quarter 2004, payable to shareholders in the third quarter 2004. In a press release dated June 30, 2004, the FHLB (Chicago) also recently announced that it has entered into a written agreement with its regulator agreeing to implement various changes to enhance its risk management, capital management, governance and internal control practices. The FHLB (Chicago) agreed to limit their growth rate as well as maintain a capital ratio of 5.1% versus a regulatory minimum of 4.0%, which may impact the future level of dividends the FHLB (Chicago) may pay, as well as the FHLB (Chicago)'s current practice regarding allowing the immediate redemption of its stock. The Company continues to closely monitor the situation at the FHLB (Chicago) and continues to believe the FHLB (Chicago) stock is a prudent investment for the Company; the Company has no immediate plans to substantially reduce the size of this investment. In the event the FHLB (Chicago) substantially reduces the amount of or eliminates the dividend payable on its stock, our interest income and, accordingly, our earnings, may be adversely affected. During the second quarter of 2004, dividends received on our investment in FHLB (Chicago) stock represented $3.1 million, or 13%, of our interest income for the quarter.

DEPOSITS AND FUNDS BORROWED

         The following table presents the balances of deposits by category and each category as a percentage of total deposits at June 30, 2004 and December 31, 2003:

                                         JUNE 30,               DECEMBER 31,
                                  ----------------------  ----------------------
                                           2004                    2003
                                  ----------------------  ----------------------
                                              PERCENT                   PERCENT
                                   BALANCE    OF TOTAL     BALANCE     OF TOTAL
                                  ---------  ----------   ---------   ----------
                                             (DOLLARS IN THOUSANDS)

Non-interest bearing demand...   $  163,543      10%      $  135,110        9%
Savings.......................       11,871       1%           9,795        1%
Interest-bearing demand.......       89,810       5%          85,083        5%
Money market..................      671,334      40%         552,439       36%
Brokered deposits.............      413,813      25%         447,948       29%
Other time deposits...........      323,033      19%         316,984       20%
                                 ----------     ---       ----------      ---
   Total deposits.............   $1,673,404     100%      $1,547,359      100%
                                 ==========     ===       ==========      ===

         Total deposits of $1.7 billion at June 30, 2004 represent an increase of $126.0 million or 8% as compared to total deposits of $1.5 billion as of December 31, 2003. Non-interest-bearing demand deposits increased by 21% to $163.5 million at June 30, 2004 as compared to $135.1 million at December 31, 2003. Interest-bearing demand deposits increased 6% to $89.8 million as compared to $85.1 million at December 31, 2003. Money market accounts increased by $118.9 million, or 22%, to $671.3 million at June 30, 2004 as compared to $552.4 million at December 31, 2003. Brokered deposits decreased by 8% or $34.1 million to $413.8 million at June 30, 2004 as compared to $447.9 million at December 31, 2003. Other time deposits increased by approximately $6.0 million to $323.0 million as compared to $317.0 million at year-end 2003 due to growth in core deposits.

         We continue to utilize brokered deposits as a source of funding for growth in the loan and investment portfolios. We have issued certain brokered deposits that include call option provisions, which provide us with the opportunity to repay the certificates of deposit on a specified date prior to the contractual maturity date. During the first and second quarters of 2004, we maintained the use of FHLB advances as a funding source, called two brokered deposits and lengthened the maturities of certain brokered deposits, taking advantage of more favorable long-term rates. On March 30, 2004, we notified the Depository Trust Company of our intent to call two brokered deposits. The deposits, a $15.0 million 4-year original maturity at 3.50% deposit and a $10.0 million 20-year original maturity at 6.00% deposit, were redeemed on April 14, 2004 and April 26, 2004, respectively. Remaining prepaid broker commissions of $170,000 relating to these two deposits were amortized between the notification date and the call redemption dates. Therefore, amortization expense was higher in the second quarter than if we had held these brokered deposits to their maturity. The bank replaced these called brokered deposits with new brokered deposits. The new deposits, a $15.0 million deposit entered into on March 26, 2004 with a 4-year maturity at 3.20% and a $10.0 million deposit entered into on April 23, 2004 with a 20-year maturity at 5.50%, are also callable. While there was no meaningful impact to our net interest margin in the first quarter of 2004 associated with our call of these two deposits as the majority of the $170,000 fee amortization expense occurred in April of 2004, the second quarter's margin was negatively impacted by the higher fee amortization associated with our call of these two deposits.

         As of June 30, 2004, there were four outstanding brokered deposits containing unexercised call provisions. We have brokered deposits with eight different brokers and we receive periodic information from other brokers regarding potential deposits. The scheduled maturities of brokered deposits, net of unamortized prepaid broker commissions, as of June 30, 2004, for the fiscal years 2004 through 2007 and thereafter, are as follows:


         BROKERED DEPOSITS NET OF UNAMORTIZED PREPAID BROKER COMMISSIONS
                                 (IN THOUSANDS)
                                 --------------

 MATURITY DATE        RATE(1)       6/30/2004       12/31/2003       6/30/2003
 -------------        -------       ---------       ----------       ---------
   07/17/03            2.25%               --               --          20,000
   07/21/03            2.45%               --               --          15,312
   07/24/03            2.40%               --               --          17,425
   09/05/03            3.80%               --               --           2,394
   10/17/03            2.05%               --               --           5,000
   10/17/03            1.85%               --               --           6,699
   10/17/03            2.05%               --               --           3,000
   10/29/03            1.75%               --               --          20,000
   12/31/03            1.80%               --               --             953
   01/09/04            1.85%               --           10,000          10,000
   01/15/04            1.70%               --           28,000          28,000
   01/15/04            1.85%               --           18,423          18,448
   01/22/04            1.70%               --           10,000          10,000
   01/22/04            1.90%               --           12,000          12,000
   01/30/04            1.85%               --           11,837          11,872
   02/19/04            1.60%               --           25,000          25,000
   02/26/04            1.80%               --           30,000          30,000
   03/26/04            1.50%               --           10,426          10,549
   04/19/04            2.25%               --            5,000           5,000
   04/21/04            2.10%               --           10,000          10,000
   05/28/04            1.50%               --           21,000          21,000
   06/30/04            1.35%               --            3,551              --
   07/09/04            1.95%            4,999            4,999           5,000
   07/23/04            1.40%            5,500            5,500              --
   07/30/04            1.10%           10,000           10,000              --
   08/04/04            1.75%           10,000           10,000          10,000
   08/30/04            2.50%           25,000           25,000          25,000
   09/10/04            1.50%            5,000            5,000              --
   09/27/04            1.45%           16,650           16,700              --
   09/27/04            1.75%           11,423           11,448          11,448
   10/18/04            2.30%            7,668            7,668           7,668
   10/29/04            1.45%            3,000            3,000              --
   11/29/04            1.75%           10,000           10,000          10,000
   12/30/04            1.45%            6,513            6,513              --
   12/30/04            1.65%            5,000            5,000              --
   01/24/05            2.25%           10,000           10,000          10,000
   01/25/05            1.65%            2,500            2,500              --
   01/28/05            1.45%           10,000               --              --
   01/28/05            1.65%           10,000               --              --
   01/31/05            2.15%           15,000           15,000          15,000
   02/25/05            1.65%           18,100               --              --
   02/28/05            2.05%            7,233            7,233           7,233
   03/11/05            1.80%            5,000            5,000              --
   03/23/05            1.80%            4,000               --              --
   03/28/05            1.45%            5,000               --              --
   05/02/05            1.75%            1,279            1,279              --
   05/09/05            1.85%            2,000            2,000           2,000
   05/26/05            2.05%           20,000                               --
   06/23/05            2.05%            8,000                               --
   08/01/05            1.65%            6,000            6,000              --
   08/26/05            2.00%            7,000                               --
   08/26/05            2.10%            5,500
   09/19/05            2.30%            5,000            5,000
   09/19/05            2.00%            5,000
   11/09/05            2.05%            1,980            2,000           2,000

   11/23/05            2.10%           15,000           15,000          15,000
   11/28/05            2.50%           10,250
   03/17/06            2.05%            7,500
   05/22/06            2.20%            9,980            9,980          10,000
   05/23/06            2.40%           20,000           20,000          20,000
   09/18/06            2.35%            4,000
   09/26/06            2.20%            5,000
   09/28/07            3.50%                            15,000
   11/13/07            3.40%            6,973            6,988           7,000
   03/17/08            3.05%            4,188
   03/26/08 (2)        3.20%           15,000
   01/21/14 (2)        5.00%           10,000
   02/27/19            5.50%           12,500
   10/24/23            6.00%                            10,000
   03/12/24 (2)        5.75%            9,915
   03/18/24 (2)        0.00%            5,939
   04/23/24 (2)        5.50%            9,860
                                     --------         --------        --------
Total brokered deposits............  $415,450         $449,045        $440,001
Unamortized prepaid broker
commissions........................   (1,637)          (1,097)         (1,349)
                                     --------         --------        --------
Total brokered deposits, net of
unamortized prepaid broker
commissions........................  $413,813         $447,948        $438,652
                                     ========         ========        ========

------------------
(1)      Represents the coupon rate of each brokered deposit.
(2) These brokered deposits are callable: 1) $10.0 million with a maturity of 3/12/2024 and a call date of 9/24/2004; 2) $10.0 million with a maturity of 1/21/2014 and a call date of 7/21/2004; 3) $9.9 million with a maturity of 4/23/2024 and a call date of 10/23/2004; 4) $15.0 million with a maturity of 3/26/2008 and a call date of 9/26/2004; 5) $6.0 million with a maturity of 3/18/24 and a call date of 9/18/04.

         Membership in the FHLB System gives us the ability to borrow funds from the FHLB (Chicago) and from the FHLB (Des Moines) under a variety of programs. We have periodically used the services of the FHLB for funding needs and other correspondent services.

         During the second quarter of 2004, our reliance on FHLB borrowings as a funding source remained the same as in the first quarter of 2004. FHLB borrowings totaled $230.7 million at June 30, 2004 compared to $65.8 million at June 30, 2003 and $156.2 million at December 31, 2003.

         A summary of all funds borrowed and outstanding at June 30, 2004, December 31, 2003 and June 30, 2003 is presented in the table below:


                                       CURRENT
LONG TERM FUNDS BORROWED:                RATE      MATURITY     6/30/2004   12/31/2003   6/30/2003
-------------------------                ----      --------     ---------   ----------   ---------
FHLB fixed advance (1)                   4.16%    09/04/2007       25,000       25,000          --
Subordinated note                        3.35%    02/11/2007          --           --        5,000
FHLB fixed advance                       2.87%    11/14/2006       25,000       25,000          --
FHLB fixed advance                       2.43%    07/17/2006        1,000        1,000          --
FHLB fixed advance                       2.12%    01/17/2006        2,000        2,000          --
FHLB fixed advance                       2.28%    01/03/2006       10,000       10,000          --
FHLB fixed advance                       2.31%    11/07/2005        2,000        2,000          --
FHLB fixed advance (2)                   6.50%    10/24/2005       25,695       26,225      26,752
FHLB fixed advance                       2.40%    09/06/2005        5,000        5,000          --
FHLB fixed advance                       1.69%    08/17/2005       25,000           --          --
FHLB fixed advance                       1.83%    07/15/2005        3,000        3,000          --
                                                                 --------     --------    --------
TOTAL LONG-TERM FUNDS BORROWED                                    123,695       99,225      31,752

SHORT TERM FUNDS BORROWED:
FHLB fixed advance                       1.91%    06/15/2005        7,000        7,000          --
FHLB fixed advance                       1.96%    06/15/2005       25,000       25,000          --
FHLB fixed advance                       1.95%    05/09/2005        2,000        2,000          --
FHLB fixed advance                       1.55%    01/30/2005       25,000          --           --
FHLB fixed advance                       1.45%    01/13/2005        1,000        1,000          --
FHLB fixed advance                       1.59%    12/15/2004       10,000       10,000          --
FHLB fixed advance                       1.56%    12/13/2004        2,000        2,000          --
FHLB fixed advance                       1.56%    11/16/2004        5,000        5,000          --
FHLB fixed advance                       1.74%    11/08/2004        3,000        3,000          --
FHLB fixed advance                       1.57%    10/25/2004        2,000        2,000          --
FHLB fixed advance                       1.31%    10/20/2004       25,000           --          --
FHLB fixed advance                       1.61%    01/16/2004           --           --       1,000
FHLB fixed advance                       6.21%    12/05/2003           --           --      30,000
FHLB fixed advance                       1.73%    11/07/2003           --           --       6,000
FHLB fixed advance                       2.74%    07/17/2003           --           --       1,000
FHLB fixed advance                       2.21%    07/17/2003           --           --       1,000
Borrowing under revolving
line of credit facility                  3.50%    12/01/2003           --           --      30,000
Fed funds purchased                      1.11%         Daily       64,000       50,000      52,000
Demand repurchase agreements (3)         0.90%         Daily       11,752       13,338      17,681
                                                                 --------     --------    --------
TOTAL SHORT-TERM FUNDS BORROWED                                   182,752      120,338     138,681
                                                                 --------     --------    --------
TOTAL FUNDS BORROWED                                             $306,447     $219,563    $170,433
                                                                 ========     ========    ========

(1) The Company has the right to cancel this advance after one year and semi-annually thereafter with 5-business day written notice.
(2) This FHLB advance is subject to a fair value hedge utilizing an interest rate swap with a fair value of $1.3 million. The contractual par amount on the advance is $25.0 million.
(3) Demand repurchase agreements are a form of retail repurchase agreements offered to certain clients of The PrivateBank (Chicago). Funds are swept each business day from the client's demand deposit account. These amounts are not deposits and are not insured, but are secured by a pool of securities pledged specifically for this purpose.


      The Company has a $40.0 million revolving credit facility with a commercial bank that matures on December 1, 2004. At June 30, 2004, we had a zero balance outstanding under the line, compared to $30.0 million outstanding at June 30, 2003. On July 30, 2003, the outstanding balance on the line of credit was paid in full using proceeds from the common stock offering completed on July 30, 2003. The interest rate on any borrowings under this revolving line resets quarterly, and is based on, at our option, either the lender's prime rate or three-month LIBOR +120 basis points with a floor of 3.50%. Historically, we have elected to pay interest based on the three-month LIBOR rate +120 basis points.

         As of June 30, 2003, we had a $5.0 million subordinated note outstanding. The interest on the subordinated note was reset each quarter based on the three-month LIBOR rate +200 basis points. The note was payable in full on or before February 11, 2007, and provided for certain rate escalation beginning after February 11, 2002. On August 19, 2003, the subordinated note was paid in full.

CAPITAL RESOURCES

         Stockholders' equity rose to $173.7 million at June 30, 2004, an increase of $6.7 million from December 31, 2003 stockholders' equity of $167.0 due primarily to year-to-date 2004 net income of $12.4 million and a decrease of $6.8 million for the fair value of securities classified as available-for-sale, net of income taxes.

         On July 30, 2003, the Company completed its sale of 1.955 million shares of common stock in an underwritten public offering. The public offering price was $31.25. Net proceeds to the Company totaled approximately $57.2 million.

      At June 30, 2004, $20.0 million of our outstanding trust-preferred securities was treated as Tier 1 capital. The Company and its banking subsidiaries are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors, and the regulators can lower classifications in certain areas. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements.

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

         The following table sets forth our consolidated regulatory capital amounts and ratios as of June 30, 2004 and 2003, and December 31, 2003:


                                                    JUNE 30,                                    DECEMBER 31,
                         -----------------------------------------------------------   ----------------------------
                                     2004                           2003                           2003
                         ----------------------------   ----------------------------   ----------------------------
                                    "Well-                        "Well-                         "Well-
                                   capital-   Excess/             capital-   Excess/             capital-   Excess/
                                     ized"   (Deficit)              ized"   (Deficit)              ized"   (Deficit)
                         Capital   Standard   Capital   Capital   Standard   Capital   Capital   Standard   Capital
                         -------   --------   -------   -------   --------   -------   -------   --------   -------
DOLLAR BASIS:
Tier 1 leverage
   capital.........     $167,782   $107,140   $60,642   $86,777    $82,959    $3,818   $155,431   $94,171   $61,260
Tier 1 risk-based
   capital.........      167,782     91,486    76,296    86,777     73,728    13,049    155,431    80,495    74,936
Total risk-based
   capital.........      185,087    152,476    32,611   102,796    122,881   (20,085)   170,531   134,158    36,373

PERCENTAGE BASIS:
Leverage ratio.....         7.83%      5.00%               5.23%      5.00%                8.25%     5.00%
Tier 1 risk-based
   capital ratio...        11.00       6.00                7.06       6.00                11.59      6.00
Total risk-based
   capital ratio...        12.14      10.00                8.37      10.00                12.71     10.00
Total equity to
   total assets....         7.90                           5.70                            8.41

         To be considered "well-capitalized," an entity must maintain a leverage ratio of at least 5.0%, a Tier 1 risk-based capital ratio of at least 6.0%, and a total risk-based capital ratio of at least 10.0%. To be "adequately capitalized," a bank must maintain a leverage ratio of at least 4.0%, a Tier 1 risk-based capital ratio of at least 4.0%, and a total risk-based capital ratio of at least 8.0%. At June 30, 2004, the Company and each of the banking subsidiaries exceeded the minimum levels of all regulatory capital requirements, and were considered "well-capitalized" under regulatory standards.

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

         Net cash used in operations was $8.4 million in the six months ended June 30, 2004 compared to net cash provided by operations of $13.4 million in the prior year period. The net cash provided during the six months ended June 30, 2004 was impacted by the growth and timing of receipts of interest and cash settlement payments. Net cash outflows from investing activities were $246.7 million in the first six months of 2004 compared to a net cash outflow of $188.0 million in the prior year period. Cash inflows from financing activities in the first six months of 2004 were $212.4 million compared to a net inflow of $200.7 million in the first six months of 2003.

         In the event of short-term liquidity needs, our banking subsidiaries may purchase federal funds from correspondent banks. Membership in the FHLB System gives the banking subsidiaries the ability to borrow funds from the FHLB for short- or long-term purposes under a variety of programs.

         Subject to the waiver of the required notice period upon redemption, our investment in FHLB stock is a source of liquidity for us. At June 30, 2004, we owned $208.1 million of FHLB stock, $207.0 million of which is stock of the FHLB (Chicago). We can elect at any time to sell FHLB stock at par back to the FHLB, excluding the required FHLB stock minimum that needs to be maintained in order to support existing FHLB advances. We are required to maintain a ratio of 20:1 of FHLB borrowings to FHLB stock. As of June 30, 2004, we had $230.7 million dollars in advances from the FHLB ($212.7 million from the FHLB (Chicago) and $18.0 million from the FHLB (Des Moines)). We were required to hold $11.5 million in FHLB stock at June 30, 2004 and the remaining $196.7 million of FHLB stock can be redeemed. FHLB has communicated to us that generally the stock will be redeemed immediately upon a request by us, however, FHLB can legally require six months advance notice of the stock sale before the stock is actually liquidated for cash at its par value. Alternatively, FHLB can redeem, at any time, any FHLB stock we own, in excess of the required minimum. During the second quarter of 2004, we sold $3.1 million of FHLB stock, which was redeemed in one business day. Currently, we plan to limit our FHLB stock investment to no more than the $208.5 million we had outstanding at December 31, 2003. The FHLB (Chicago) paid a 6.5% (annualized) dividend in the first, second and third quarters of 2003 and the first quarter of 2004 and a 7.0% (annualized) dividend in the fourth quarter 2003. The FHLB (Chicago) recently announced that it will maintain an annualized dividend payment of 6.0% for the second quarter 2004, payable to shareholders in the third quarter 2004. In a press release dated June 30, 2004, the FHLB (Chicago) also recently announced that it has entered into a written agreement with its regulator agreeing to implement various changes to enhance its risk management, capital management, governance and internal control practices. The FHLB (Chicago) agreed to limit their growth rate as well as maintain a capital ratio of 5.1% versus a regulatory minimum of 4.0%, which may impact the future level of dividends the FHLB (Chicago) may pay, as well as the FHLB (Chicago)'s current practice regarding allowing the immediate redemption of its stock. The Company continues to closely monitor the situation at the FHLB (Chicago) and continues to believe the FHLB (Chicago) stock is a prudent investment for the Company; the Company has no immediate plans to substantially reduce the size of this investment. In the event the FHLB (Chicago) substantially reduces the amount of or eliminates the dividend payable on its stock, our interest income and, accordingly, our earnings, may be adversely affected. During the second quarter of 2004, dividends received on our investment in FHLB (Chicago) stock represented $3.1 million, or 13%, of our interest income for the quarter.

         During the six months ended June 30, 2004, we increased the level of FHLB advances while the level of brokered deposits decreased slightly. During the first quarter of 2004, our utilization of FHLB advances increased due to new advances obtained to take advantage of the availability of longer maturity advances at lower rates. Management anticipates that our reliance on FHLB borrowings and brokered deposits as a funding source will continue for the remainder of 2004 to the extent that brokered deposit pricing rates continue to be attractive and our available collateral for FHLB advances remains at current levels. Our asset/liability policy currently limits our use of brokered deposits to levels no more than 40% of total deposits. Consistent with this policy, brokered deposits represented 25% of total deposits at June 30, 2004 compared to 30% of total deposits at June 30, 2003. We do not expect our 40% threshold limitation to limit our ability to implement our growth plan.

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

         One of two interest rate swaps we have entered into is designated as a fair value hedge of a fixed rate $25.0 million advance from the FHLB (Chicago). We entered into this interest rate swap transaction in 2001 and we agreed to receive a fixed rate in exchange for payment of a 3-month LIBOR floating rate based on an agreed-upon notional amount of $25.0 million. The fair value of the interest rate swap was $1.3 million as of June 30, 2004, a decrease of $766,000 as compared to December 31, 2003.

         The Company entered into a $25 million interest rate swap during the third quarter of 2002, swapping the 10-year treasury rate for 3-month LIBOR to serve as an economic hedge of a portion of the Company's available-for-sale municipal bond securities portfolio. The June 30, 2004 fair market value adjustment on this swap resulted in the trading gain of $259,000 for the six months ended June 30, 2004, with a corresponding derivative liability of the same amount. This swap does not qualify for hedge accounting treatment pursuant to SFAS No. 133 ("Accounting for Derivative Instruments and Hedging Activities") and, accordingly, changes in the fair value of the swap are reported in other non-interest income. At June 30, 2004, the carrying value of the trading swap was an asset of $194,000.

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

      We have structured our assets and liabilities to mitigate the risk of either a rising or falling interest rate environment. We manage our gap position at the one-year horizon. Depending upon our assessment of economic factors such as the magnitude and direction of projected interest rates over the short- and long-term, we generally operate within guidelines set by our asset/liability management policy and attempt to maximize our returns within an acceptable degree of risk. Our policy states that we shall maintain a rate sensitive assets to rate sensitive liabilities position at the one-year horizon between 70% and 130%. Our position at June 30, 2004 was 97% as compared to 101% at December 31, 2003 and was within the guidelines of our policy. We have continued to maintain our gap position set by our policy guidelines and expect to continue to operate in this manner as long as the general rate structure of the economy and our business opportunities remain consistent. Therefore, generally speaking, a short-term rise in interest rates will positively impact our earnings, while a short-term drop in interest rates would negatively impact our earnings.

         Interest rate changes do not affect all categories of assets and liabilities equally or simultaneously. There are other factors that are difficult to measure and predict that would influence the effect of interest rate fluctuations on our income statement. For example, a rapid drop in interest rates might cause our loans to repay at a more rapid pace and certain mortgage-related investments to prepay more quickly than projected. This could mitigate some of the benefits of falling rates that are expected when negatively gapped. Conversely, a rapid rise in rates could give us an opportunity to increase our margins and stifle the rate of repayment on our mortgage-related loans, which would increase our returns. The following tables illustrate our estimated interest rate sensitivity and periodic and cumulative gap positions calculated as of June 30, 2004 and December 31, 2003:



                                                                            JUNE 30, 2004
                                                                    TIME TO MATURITY OR REPRICING
                                                                    -----------------------------
                                                      0-90        91-365         1-5        OVER 5
                                                      DAYS         DAYS         YEARS        YEARS        TOTAL
                                                      ----         ----         -----        -----        -----
                                                                       (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS
Net loans                                           $   962,500   $  118,208   $  301,750   $   14,242   $1,396,700
Investments                                              36,607       28,925      129,662      358,958      554,153
FHLB stock                                              208,097           --           --           --      208,097
Fed funds sold                                              810           --           --           --          810
                                                    -----------   ----------   ----------   ----------   ----------
Total interest-earning assets                       $ 1,208,014   $  147,133   $  431,413   $  373,200   $2,159,759
                                                    ===========   ==========   ==========   ==========   ==========
INTEREST-BEARING LIABILITIES
Interest-bearing demand deposits                    $        --   $       --   $       --   $   89,810   $   89,810
Savings deposits                                         11,871           --           --           --       11,871
Money market deposits                                   671,334           --           --           --      671,334
Time deposits                                           137,890      131,132       53,911          100      323,033
Brokered deposits                                        86,935      150,293      128,371       48,214      413,813
Funds borrowed                                          100,752      107,000      118,695           --      326,447
                                                    -----------   ----------   ----------   ----------   ----------
Total interest-bearing liabilities                  $ 1,008,782   $  388,425   $  300,977   $  138,124   $1,836,308
                                                    ===========   ==========   ==========   ==========   ==========
CUMULATIVE
      Rate sensitive assets (RSA)                   $ 1,208,014   $1,355,147   $1,786,560   $2,159,759
      Rate sensitive liabilities (RSL)                1,008,782    1,397,207    1,698,184    1,836,308
GAP (GAP=RSA-RSL)                                       199,232     (42,060)       88,375      323,451
RSA/RSL                                                 119.75%       96.99%      105.20%      117.61%
RSA/Total assets                                         54.93%       61.62%       81.24%       98.21%
RSL/Total assets                                         45.87%       63.53%       77.22%       83.50%
GAP/Total assets                                          9.06%       -1.91%        4.02%       14.71%
GAP/Total RSA                                             9.22%       -1.95%        4.09%       14.98%



                                                                          DECEMBER 31, 2003
                                                                    TIME TO MATURITY OR REPRICING
                                                                    -----------------------------
                                                      0-90        91-365         1-5        OVER 5
                                                      DAYS         DAYS         YEARS        YEARS       TOTAL
                                                      ----         ----         -----        -----       -----
                                                                       (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS0
Net loans                                          $  807,928  $  126,498   $  269,343     $ 12,278   $1,216,046
Investments                                            77,785      94,530       81,997      214,082      468,394
FHLB stock                                            209,633                                            209,633
Fed funds sold                                             45          --           --           --           45
                                                   ----------  ----------     --------     --------   ----------
Total interest-earning assets                      $1,095,391  $  221,028   $  351,340     $226,360   $1,894,117
                                                   ----------  ----------     --------     --------   ----------
INTEREST-BEARING LIABILITIES
Interest-bearing demand deposits                   $       --  $       --   $       --     $ 85,083   $   85,083
Savings deposits                                       11,352          --           --           --       11,352
Money market deposits                                 574,214          --           --           --      574,214
Time deposits                                         134,018     132,709       49,852           --      316,579
Brokered deposits                                     155,686     161,349      122,980       10,000      450,015
Funds borrowed                                         84,338      47,000      107,000           --      238,338
                                                   ----------  ----------     --------     --------   ----------
Total interest-bearing liabilities                 $  959,608  $  341,058   $  279,832     $ 95,083   $1,675,581
                                                   ----------  ----------     --------     --------   ----------
CUMULATIVE
      Rate sensitive assets (RSA)                  $1,095,391  $1,316,419   $1,667,759   $1,894,119
      Rate sensitive liabilities (RSL)                959,608   1,300,666    1,580,498    1,675,581
GAP (GAP=RSA-RSL)                                     135,783      15,753       87,261      218,538
RSA/RSL                                               114.15%     101.21%      105.52%      113.04%
RSA/Total assets                                       55.21%      66.35%       84.06%       95.47%
RSL/Total assets                                       48.37%      65.56%       79.66%       84.45%
GAP/Total assets                                        6.84%       0.79%        4.40%       11.01%
GAP/Total RSA                                          12.40%       1.20%        5.23%       11.54%


         The following table shows the impact of immediate 200 and 100 basis point changes in interest rates as of June 30, 2004 and December 31, 2003. The effects are determined through the use of a simulation model based on our interest-earning asset and interest-bearing liability portfolios, assuming the size of these portfolios remains constant from the balance sheet date throughout the one-year measurement period. The simulation assumes that assets and liabilities accrue interest on their current pricing basis. Assets and liabilities then reprice based on their terms and remain at that interest rate through the end of the measurement period. The model attempts to illustrate the potential change in net interest income if the foregoing occurred.


                                                     JUNE 30, 2004                     DECEMBER 31, 2003
                                                     -------------                     -----------------
                                             +200         -200        -100      +200        -200         -100
                                             BASIS        BASIS       BASIS     BASIS       BASIS        BASIS
                                             POINTS       POINTS     POINTS     POINTS      POINTS       POINTS
                                             ------       ------     ------     ------      ------       ------
Percentage change in net interest
   income due to an immediate 200 or
   100 basis point change in interest
   rates over a one-year time horizon...      (1.5)%       (3.4)%      1.7%       4.1%       (9.2)%       (5.9)%


         This table shows that if there had been an instantaneous parallel shift in the yield curve of -100 basis points on June 30, 2004, net interest income would increase by 1.7% over a one-year period. Due to current market interest rates, a -100 basis point shift is presented for June 30, 2004 as a more reasonable illustration of possible rate changes. The measurement of a -200 basis point instantaneous parallel shift in the yield curve at June 30, 2004 would result in a decline in net interest income of 3.4% over a one-year period versus a decline of 9.2% at December 31, 2003. At December 31, 2003, if there had been an instantaneous parallel shift in the yield curve of -100 we would have suffered a decline in net interest income of 5.9%. Conversely, a shift of +200 basis points would decrease net interest income

1.5% over a one-year horizon based on June 30, 2004 balances, as compared to an increase of net interest income of 4.1% measured on the basis of the December 31, 2003 portfolio.

         Changes in the effect on net interest income from the presented basis point movements at June 30, 2004, compared to December 31, 2003 are due to the timing and nature of the repricing of rate sensitive assets to rate sensitive liabilities within the one year time frame. The difference in the effect on net interest income at June 30, 2004 as compared to December 31, 2003 is due to the differences in the timing, balances, and current rates versus simulated rates of repricing assets and liabilities.

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

               SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES
                          LITIGATION REFORM ACT OF 1995

         This report contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ materially from those predicted in forward-looking statements. Factors which might cause such a difference include, but are not limited to, fluctuations in market rates of interest and loan and deposit pricing; greater than anticipated deterioration in asset quality due to a prolonged economic downturn in the greater Chicago and St. Louis metropolitan areas; legislative or regulatory changes; adverse developments or changes in the composition of our loan or investment portfolios; significant increases in competition; changes in the current redemption practices of the FHLB (Chicago) relating to its stock; difficulties in identifying attractive acquisition opportunities or strategic partners to complement our private banking approach and the products and services we offer; unexpected difficulties in integrating or operating the mortgage banking business; unanticipated construction or other delays relating to our new office to be located in the Palmolive Building; unanticipated delays in regulatory approvals required to open in Wisconsin; unanticipated delays in opening the planned Milwaukee location; the possible dilutive effect of potential acquisitions or expansion; and our ability to raise new capital as needed and the timing, amount and type of such capital raises. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

         On June 15, 2004, the Company completed its acquisition of Corley Financial Corporation. In connection with the acquisition and as partial payment of the purchase price, the Company newly issued 32,000 shares of common stock (then valued at $875,640) to the selling shareholders of Corley. All of these shares were issued in reliance on the exemption from registration pursuant to
Section 4(2) of the Securities Act of 1933.

         The following table provides information about purchases by the Company during the quarter ended June 30, 2004 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.


                                                                      (C)
                                                                 TOTAL NUMBER OF               (D)
                               (A)                               SHARES PURCHASED       MAXIMUM NUMBER OF
                                                     (B)        AS PART OF PUBLICLY    SHARES THAT MAY BE
                         TOTAL NUMBER OF        AVERAGE PRICE     ANNOUNCED PLANS      PURCHASED UNDER THE
         PERIOD         SHARES PURCHASED(1)    PAID PER SHARE      OR PROGRAMS          PLANS/PROGRAM (2)
         ------         -------------------    --------------   -------------------    -------------------
     04/01/04-04/30/04             --                   --                  --               231,192
     05/01/04-05/31/04             --                   --                  --               231,192
     06/01/04-06/30/04             --                   --                  --               231,192
                             --------             --------           ---------               -------
      Total                        --                   --                  --               231,192

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          At the Company's Annual Meeting of Stockholders held on April 22, 2004, the following matters were submitted to and approved by a vote of Stockholders:

                  (1) The election of six Class III directors for a three-year term ending at the Annual Meeting of Stockholders to be held in 2007:

                           Directors            Votes For    Votes Withheld
                           ---------            ---------    --------------

                           Robert F. Coleman    8,635,290         60,553
                           James M. Guyette     7,184,530      1,511,313
                           Philip M. Kayman     8,638,190         57,653
                           Thomas F. Meagher    8,663,986         31,857
                           William J. Podl      8,636,187         59,656
                           William R. Rybak     8,022,457          5,785


                  The following directors continue to serve after the Annual
Meeting:

                           Continuing Director            Term Expires
                           -------------------            ------------

                           Ralph B. Mandell                  2005
                           William A. Castellano             2005
                           William R. Langley                2005
                           Cheryl Mayberry-MacKissack        2005
                           Edward Rabin                      2005
                           Patrick Daly                      2005
                           Donald L. Beal                    2006
                           William A. Goldstein              2006
                           Richard C. Jensen                 2006
                           Michael B. Susman                 2006
                           Jay Williams                      2006
                           Robert F. Coleman                 2007
                           James M. Guyette                  2007
                           Philip M. Kayman                  2007
                           Thomas F. Meagher                 2007
                           William J. Podl                   2007
                           William R. Rybak                  2007

                  (2) Amendment of the Company's Amended and Restated Certificate of Incorporation increasing the number of authorized shares of common stock from 24,000,000 to 39,000,000:

                           Total votes for:                  8,023,707
                           Total votes against:                667,599
                           Total votes abstaining:               5,785

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

3.1 Certificate of amendment of the Amended and Restated Certificate of Incorporation of PrivateBancorp, Inc., as amended (filed as an exhibit to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference).

3.2 Amended and Restated Certificate of Incorporation of PrivateBancorp, Inc., as amended. (filed as an exhibit to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference).

3.3 Amended and Restated By-laws of PrivateBancorp, Inc. (filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2004 and incorporated herein by reference).

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

15.0     Acknowledgment of Independent Registered Public Accounting Firm.

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.0 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1     Report of Independent Registered Public Accounting Firm.

(b)      Reports on Form 8-K:

         (1) Current Report on Form 8-K dated April 19, 2004 filed with the SEC on April 19, 2004.

         (2) Current Report on Form 8-K dated April 21, 2004 filed with the SEC on April 21, 2004.

         (3) Current Report on Form 8-K dated April 23, 2004 filed with the SEC on April 23, 2004.

         (4) Current Report on Form 8-K dated June 24, 2004 filed with the SEC on June 24, 2004.

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

                                             PRIVATEBANCORP, INC.
                                             (Registrant)


                                             By:  /s/ Ralph B. Mandell
                                                  -----------------------------
                                                  Ralph B. Mandell,
                                                  Chairman, President and
                                                  Chief Executive Officer


                                             By:  /s/ Dennis L. Klaeser
                                                  -----------------------------
                                                  Dennis L. Klaeser,
                                                  Chief Financial Officer
                                                  (principal financial officer)


                                             By:  /s/ Lisa M. O'Neill
                                                  -----------------------------
                                                  Lisa M. O'Neill,
                                                  Controller
                                                  (principal accounting officer)

Date:  August 6, 2004

                                  EXHIBIT INDEX

3.1 Certificate of amendment of the Amended and Restated Certificate of Incorporation of PrivateBancorp, Inc., as amended (filed as an exhibit to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference).

3.2 Amended and Restated Certificate of Incorporation of PrivateBancorp, Inc., as amended. (filed as an exhibit to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference).

3.3 Amended and Restated By-laws of PrivateBancorp, Inc. (filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2004 and incorporated herein by reference).

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

15.0     Acknowledgment of Independent Registered Public Accounting Firm.

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.0 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1     Report of Independent Registered Public Accounting Firm.