Form 10-Q
period 2004-09-30
PRIVATEBANCORP INC
filed 2004-11-08
CIK 889936

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For transition period from ________ to ________

Commission File Number: 000-25887

PRIVATEBANCORP, INC.
(Exact name of Registrant as specified in its charter.)

Delaware (State or other jurisdiction of incorporation or organization)	36-3681151 (I.R.S. Employer Identification Number)
Ten North Dearborn Street Chicago, Illinois (Address of principal executive offices)	60602 (Zip Code)

(312) 683-7100
(Registrant’s telephone number, including area code)

Indicate by checkmark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by checkmark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒    No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 26, 2004
Common, no par value	20,308,150

PRIVATEBANCORP, INC.

FORM 10-Q Quarterly Report

  SELECTED FINANCIAL DATA

The following table summarizes certain selected unaudited consolidated financial information of PrivateBancorp, Inc. at or for the periods indicated. This information should be read in conjunction with the unaudited consolidated financial statements and related notes included pursuant to Item 1 of this report.

	Quarter Ended
	09/30/04	06/30/04	03/31/04	12/31/03	09/30/03
	(dollars in thousands, except per share data)
Selected Statement of Income Data:
Interest income:
Loans, including fees	$ 20,315	$ 18,702	$ 17,680	$ 16,588	$ 15,830
Securities	8,436	7,820	7,929	7,773	6,333
Federal funds sold and interest-bearing deposits	18	4	6	6	6
Total interest income	28,769	26,526	25,615	24,367	22,169
Interest expense:
Interest-bearing demand deposits	156	66	147	143	134
Savings and money market deposit accounts	3,471	2,541	1,874	1,697	1,375
Brokered deposits and other time deposits	4,600	4,548	4,072	4,300	4,346
Funds borrowed	1,572	1,552	1,486	970	1,016
Long-term debt --trust preferred securities	485	485	485	485	485
Total interest expense	10,284	9,192	8,064	7,595	7,356
Net interest income (8)	18,485	17,334	17,551	16,772	14,813
Provision for loan losses	851	724	1,326	1,595	1,092
Net interest income after provision for loan losses	17,634	16,610	16,225	15,177	13,721
Non-interest income:
Wealth management income	2,117	2,129	1,957	1,856	1,710
Mortgage banking income	776	782	464	451	1,204
Other income	1,006	561	559	582	743
Securities gains (losses), net	1,259	(1,166)	998	(163)	(333)
Trading (losses) gains on interest rate swap	(1,118)	1,325	(1,066)	280	765
Total non-interest income	4,040	3,631	2,912	3,006	4,089
Non-interest expense:
Salaries and employee benefits	6,811	6,057	6,035	5,670	5,338
Occupancy expense	1,394	1,350	1,360	1,472	1,403
Professional fees	1,407	1,451	1,114	1,189	1,130
Marketing	628	703	495	678	855
Data processing	520	513	446	391	376
Insurance	221	207	215	200	186
Amortization of intangibles	42	42	42	42	42
Other operating expenses	860	897	832	724	1,273
Total non-interest expense	11,883	11,220	10,539	10,366	10,603
Minority interest expense	74	65	67	52	59
Income before income taxes	9,717	8,956	8,531	7,765	7,148
Income tax expense	2,654	2,500	2,581	2,042	2,018
Net income	$ 7,063	$ 6,456	$ 5,950	$ 5,723	$ 5,130
Per Share Data:
Basic earnings	$ 0.35	$ 0.33	$ 0.31	$ 0.30	$ 0.28
Diluted earnings	0.34	0.31	0.29	0.28	0.27
Dividends	0.03	0.03	0.03	0.02	0.02
Book value (at end of period)	9.19	8.54	8.72	8.47	8.19

All previously reported share and per share data has been restated to reflect the 2-for-1 stock split which occurred on May 31, 2004

	Quarter Ended
	09/30/04	06/30/04	03/31/04	12/31/03	09/30/03
Selected Financial Data (at end of period):
Total securities(1)	$ 759,328	$ 722,582	$ 692,678	$ 699,262	$ 647,433
Total loans	1,471,083	1,407,586	1,344,707	1,224,657	1,131,706
Total assets	2,352,366	2,199,170	2,139,095	1,984,923	1,857,103
Total deposits	1,808,532	1,673,404	1,622,899	1,547,359	1,476,047
Funds borrowed	301,558	306,447	297,537	219,563	164,491
Long-term debt—trust preferred securities	20,000	20,000	20,000	20,000	20,000
Total stockholders’ equity	187,035	173,669	174,041	166,956	161,105
Wealth management assets under management	1,620,487	1,590,119	1,576,218	1,494,881	1,320,175
Selected Financial Ratios and Other Data:
Performance Ratios:
Net interest margin(2)(8)	3.58%	3.51%	3.80%	3.82%	3.64%
Net interest spread(3)	3.32	3.24	3.57	3.60	3.43
Non-interest income to average assets	0.71	0.67	0.57	0.63	0.92
Non-interest expense to average assets	2.08	2.08	2.08	2.16	2.38
Net overhead ratio(4)	1.37	1.41	1.51	1.53	1.46
Efficiency ratio(5), (8)	50.0	50.8	49.1	50.1	53.9
Return on average assets(6)	1.23	1.20	1.17	1.19	1.15
Return on average equity(7)	15.29	14.86	13.87	14.03	14.57
Fee income to total revenue(8), (9)	17.41	16.69	14.51	14.69	19.80
Dividend payout ratio	8.63	9.42	10.03	6.89	7.67
Asset Quality Ratios:
Non-performing loans to total loans	0.17%	0.06%	0.06%	0.09%	0.17%
Allowance for loan losses to:
total loans	1.21	1.23	1.23	1.23	1.23
non-performing loans	729	2175	1954	1343	676
Net charge-offs (recoveries) to average total loans	0.11	(0.01)	(0.03)	0.12	0.09
Non-performing assets to total assets	0.10	0.04	0.04	0.06	0.10
Non-accrual loans to total loans	0.05	0.01	0.01	0.00	0.05
Balance Sheet Ratios:
Loans to deposits	81.3%	84.3%	82.9%	79.1%	76.7%
Average interest-earning assets to average interest-bearing liabilities	114.0	114.9	113.5	113.9	112.4
Capital Ratios:
Total equity to total assets	7.95%	7.90%	8.14%	8.41%	8.68%
Total risk-based capital ratio	11.80	12.14	12.14	12.71	12.88
Tier 1 risk-based capital ratio	10.71	11.00	11.01	11.59	11.79
Leverage ratio	7.74	7.83	8.03	8.25	8.52

(1)	The entire securities portfolio was classified as “available-for-sale” for the periods presented.
(2)	Net interest income, on a tax-equivalent basis, divided by average interest-earning assets.
(3)	Yield on average interest-earning assets less rate on average interest-bearing liabilities.
(4)	Non-interest expense less non-interest income divided by average total assets.
(5)	Non-interest expense divided by the sum of net interest income (tax equivalent) plus non-interest income.
(6)	Net income divided by average total assets.
(7)	Net income divided by average common equity.
(8)	The company adjusts GAAP reported net interest income by the tax equivalent adjustment amount to account for the tax attributes on federally tax exempt municipal securities. For GAAP purposes, tax benefits associated with federally tax-exempt municipal securities are reflected in income tax expense. The following table reconciles reported net interest income to net interest income on a tax equivalent basis for the periods presented:

Reconciliation of net interest income to net interest income on a tax equivalent basis
	3Q04	2Q04	1Q04	4Q03	3Q03
Net interest income	$18,485	$17,334	$17,551	$16,772	$14,813
Tax equivalent adjustment to net interest income	1,224	1,100	1,017	925	772
Net interest income, tax equivalent basis	$19,709	$18,434	$18,568	$ 17,697	$15,585

(9)	Wealth management, mortgage banking & other income as a percentage of the sum of net interest income and wealth management, mortgage banking & other income.

Part I

  Item 1. Financial Statements

PRIVATEBANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30, 2004	December 31, 2003	September 30, 2003
	(unaudited)		(unaudited)
Assets
Cash and due from banks	$ 44,814	$ 49,115	$ 33,551
Federal funds sold and other short-term investments	11,004	985	1,999
Total cash and cash equivalents	55,818	50,100	35,550
Loans held for sale	8,014	4,420	5,554
Available-for-sale securities, at fair value	759,328	669,262	647,433
Loans, net of unearned discount	1,471,083	1,224,657	1,131,706
Allowance for loan losses	(17,751)	(15,100)	(13,865)
Net loans	1,453,332	1,209,557	1,117,841
Goodwill	20,547	19,242	19,242
Premises and equipment, net	6,013	6,233	6,334
Accrued interest receivable	9,044	7,868	7,280
Other assets	40,270	18,241	17,869
Total assets	$2,352,366	$1,984,923	$1,857,103
Liabilities and Stockholders’ Equity
Demand deposits:
Non-interest-bearing	$ 170,315	$ 135,110	$ 125,505
Interest-bearing	89,538	85,083	71,958
Savings and money market deposit accounts	864,794	562,234	484,662
Brokered deposits	356,376	447,948	454,264
Other time deposits	327,509	316,984	339,658
Total deposits	1,808,532	1,547,359	1,476,047
Funds borrowed	301,558	219,563	164,491
Long-term debt --trust preferred securities	20,000	20,000	20,000
Accrued interest payable	3,187	5,053	4,376
Other liabilities	32,054	25,992	31,084
Total liabilities	2,165,331	1,817,967	1,695,998
Stockholders’ Equity
Preferred stock, 1,000,000 shares authorized	—	—	—
Common stock, without par value, $1 stated value; 39,000,000 shares authorized; 20,346,303, 19,707,328, and 19,680,068 shares issued and outstanding as of September 30, 2004, December 31, 2003 and September 30, 2003, respectively	20,346	19,707	19,680
Treasury stock	(1,875)	—	—
Additional paid-in-capital	99,182	93,943	93,832
Retained earnings	64,136	46,193	40,114
Accumulated other comprehensive income	9,842	9,909	10,420
Deferred compensation	(4,596)	(2,796)	(2,941)
Total stockholders’ equity	187,035	166,956	161,105
Total liabilities and stockholders’ equity	$2,352,366	$1,984,923	$1,857,103

The accompanying notes to consolidated financial statements are an integral part of these statements. All previously reported share and per share data has been restated to reflect the 2-for-1 stock split which occurred on May 31, 2004.

PRIVATEBANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Interest Income
Loans, including fees	$ 20,315	$ 15,830	$ 56,697	$ 46,205
Federal funds sold and interest bearing deposits	18	6	28	62
Securities:
Taxable	5,623	4,564	16,503	11,808
Exempt from federal income taxes	2,813	1,769	7,682	5,052
Total interest income	28,769	22,169	80,910	63,127
Interest Expense
Deposits:
Interest-bearing demand	156	134	369	410
Savings and money market deposit accounts	3,471	1,375	7,886	4,728
Brokered deposits and other time deposits	4,600	4,346	13,220	12,634
Funds borrowed	1,572	1,016	4,610	3,532
Long-term debt -- trust preferred securities	485	485	1,455	1,455
Total interest expense	10,284	7,356	27,540	22,759
Net interest income	18,485	14,813	53,370	40,368
Provision for loan losses	851	1,092	2,901	2,778
Net interest income after provision for loan losses	17,634	13,721	50,469	37,590
Non-interest Income
Wealth management income	2,117	1,710	6,204	4,775
Mortgage banking income	776	1,204	2,022	3,023
Securities (losses) gains, net	1,259	(333)	1,091	1,922
Trading gains (losses) on interest rate swap	(1,118)	765	(859)	(519)
Other income	1,006	743	2,125	1,741
Total non-interest income	4,040	4,089	10,583	10,942
Non-interest Expense
Salaries and employee benefits	6,811	5,338	18,903	15,186
Occupancy expense, net	1,394	1,403	4,104	4,092
Professional fees	1,407	1,130	3,972	3,483
Marketing	628	855	1,825	1,850
Data processing	520	376	1,480	1,137
Postage, telephone & delivery	212	217	668	641
Insurance	221	186	642	499
Amortization of intangibles	42	42	126	126
Other non-interest expense	648	1,056	1,922	2,764
Total non-interest expense	11,883	10,603	33,642	29,778
Minority interest expense	74	59	206	141
Income before income taxes	9,717	7,148	27,204	18,613
Income tax provision	2,654	2,018	7,735	5,267
Net income	$ 7,063	$ 5,130	$19,469	$13,346
Basic earnings per share	$ 0.35	$ 0.28	$ 0.99	$ 0.82
Diluted earnings per share	0.34	0.27	0.94	0.77

The accompanying notes to consolidated financial statements are an integral part of these statements. All previously reported share and per share data has been restated to reflect the 2-for-1 stock split which occurred on May 31, 2004.

PRIVATEBANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Nine months ended September 30, 2004 and 2003 (unaudited)

(In thousands, except per share data)

	Common Stock	Treasury Stock	Additional paid-in-capital	Retained Earnings	Accumulated Other Compre-hensive Income	Deferred Compen-sation	Total Stockholders’ Equity
Balance, January 1, 2003	$15,408	$ —	$37,663	$27,784	$ 8,826	$(589)	$89,092
Net income	—		—	13,346	—	—	13,346
Net increase in fair value of securities classified as available-for-sale, net of income taxes and reclassification adjustments	—	—	—	—	1,594	—	1,594
Total comprehensive income	—	—	—	13,346	1,594	—	14,940
Cash dividends declared ($0.06 per share)	—	—	—	(1,016)	—	—	(1,016)
Issuance of common stock	4,272	—	56,169	—	—	—	60,441
Awards granted, net of forfeitures	—	—	—	—	—	(2,538)	(2,538)
Amortization of deferred compensation	—	—	—	—	—	186	186
Balance, September 30, 2003	$19,680	$ —	$ 93,832	$40,114	$10,420	$(2,941)	$ 161,105
Balance, January 1, 2004	$19,707	$ —	$ 93,943	$46,193	$ 9,909	$(2,796)	$ 166,956
Net income	—	—	—	19,469	—	—	19,469
Net increase in fair value of securities classified as available-for-sale, net of income taxes and reclassification adjustments	—	—	—	—	(67)	—	(67)
Total comprehensive income	—	—	—	19,469	(67)	—	19,402
Cash dividends declared ($0.09 per share)	—	—	—	(1,814)	—	—	(1,814)
Issuance of common stock	670	—	4,493	—	—	—	5,163
Acquisition of treasury stock	(31)	(1,875)	746	—	—	—	(1,160)
Awards granted, net of forfeitures	—	—	—	—	—	(2,561)	(2,561)
Amortization of deferred compensation	—	—	—	288	—	761	1,049
Balance, September 30, 2004	$20,346	$ (1,875)	$ 99,182	$64,136	$ 9,842	$(4,596)	$187,035
The accompanying notes to consolidated financial statements are an integral part of these statements. All previously reported share and per share data has been restated to reflect the 2-for-1 stock split which occurred on May 31, 2004.

PRIVATEBANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine months ended September 30, 2004 and 2003 (unaudited)

(In thousands)

	Nine months ended September 30,
	2004	2003
Cash flows from operating activities
Net income	$ 19,469	$ 13,346
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,241	1,225
Amortization of deferred compensation, net of forfeitures	761	186
Provision for loan losses	2,901	2,778
Net gain on sale of securities	(1,091)	(1,922)
Trading losses on interest rate swap	859	519
Net (increase) decrease in loans held for sale	(3,595)	8,767
Increase (decrease) in deferred loan fees	125	(552)
(Increase) decrease in accrued interest receivable	(1,176)	2,147
Decrease in accrued interest payable	(1,866)	(609)
Increase in other assets	(203)	(248)
Increase in other liabilities	6,179	16,010
Total adjustments	4,135	28,301
Net cash provided by operating activities	23,604	41,647
Cash flows from investing activities
Proceeds from maturities, paydowns, and sales of available-for-sale securities	226,166	80,380
Purchase of securities available-for-sale	(316,102)	(236,976)
Net loan principal advanced	(246,658)	(165,921)
Minority Interest in Lodestar Investment Counsel, LLC	206	141
Acquisition of Corley Financial Corporation	(475)	--
Purchase of Bank owned life insurance	(22,000)	--
Premises and equipment expenditures	(954)	(720)
Net cash used in investing activities	(359,817)	(323,096)
Cash flows from financing activities
Net increase in total deposits	261,181	270,788
Proceeds from exercise of stock options	2,444	704
Proceeds from common stock offering	--	57,199
Acquisition of treasury stock	(1,875)	--
Dividends paid	(1,814)	(1,016)
Issuance of borrowings	196,558	132,491
Repayment of borrowings	(114,563)	(177,954)
Net cash provided by financing activities	341,931	282,212
Net increase in cash and cash equivalents	5,718	763
Cash and cash equivalents at beginning of year	50,100	34,787
Cash and cash equivalents at end of period	$ 55,818	$ 35,550

The accompanying notes to consolidated financial statements are an integral part of these statements. All previously reported share and per share data has been restated to reflect the 2-for-1 stock split which occurred on May 31, 2004.

PRIVATEBANCORP, INC. AND SUBSIDIARIES
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004

NOTE 1—BASIS OF PRESENTATION

The consolidated financial information of PRIVATEBANCORP, Inc. (the “Company”) and its subsidiaries, The PrivateBank and Trust Company (the “Bank” or “The PrivateBank - Chicago”), The PrivateBank - St. Louis and The PrivateBank Mortgage Company (the “Mortgage Company”) included herein is unaudited; however, such information reflects all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation for the interim periods. The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.

The annualized results of operations for the nine months ended September 30, 2004 are not necessarily indicative of the results expected for the full year ending December 31, 2004. The accompanying consolidated financial statements are unaudited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, or cash flows in accordance with generally accepted accounting principles. The September 30, 2004 consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2003 included in the Company’s Annual Report on Form 10-K.

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

NOTE 2—ACCOUNTING FOR STOCK-BASED COMPENSATION

Pursuant to SFAS No. 148, Accounting for Stock-Based Compensation (SFAS No. 148), pro forma net income and pro forma earnings per share are presented in the following table as if the fair value method of accounting for stock-based compensation plans had been utilized.

	Three months ended September 30,
	2004	2003
	(in thousands, except per share data)
Net income
As reported	$7,063	$5,130
Pro forma	6,755	4,803
Basic earnings per share
As reported	$ 0.35	$ 0.28
Pro forma	0.33	0.28
Diluted earnings per share
As reported	$ 0.34	$ 0.27
Pro forma	0.33	0.27

	Nine months ended September 30,
	2004	2003
	(in thousands, except per share data)
Net income
As reported	$19,469	$13,346
Pro forma	18,545	12,368
Basic earnings per share
As reported	$ 0.99	$ 0.82
Pro forma	0.94	0.80
Diluted earnings per share
As reported	$ 0.94	$ 0.77
Pro forma	0.90	0.75

During the second quarter of 2004, the Company adopted the binomial method of valuing options for options granted in the second quarter and going forward. Previously the Black-Scholes method was used. The binomial method takes into account more assumptions about a grant's features and better estimates employees' likely behavior regarding investments.

In determining the fair value of each option grant for purposes of the above pro forma disclosures, the Company used the following assumptions for grants made in 2004: dividend yield of 10.0%; risk-free interest rate ranging from 1.44% to 4.31%; expected lives of 7 years for the stock options; and expected volatility of approximately 30%, computed from an index of strategic peer company composite volatility over a five year basis. The following assumptions for grants made in 2003 were used: dividend yield of 0.40%; risk-free interest rate of 4.55%; expected lives of 10 years for the stock options; and expected volatility of approximately 46%. All options vest over 4 years.

NOTE 3—EARNINGS PER SHARE

The following table shows the computation of basic and diluted earnings per share (in thousands except per share data) for the nine months ended September 30, 2004 and 2003:

	Nine months ended September 30,
	2004	2003
Net income	$19,469	$13,346
Weighted average common shares outstanding	19,685	16,184
Weighted average common shares equivalent(1)	976	1,044
Weighted average common shares and common share equivalents	20,661	17,228
Net income per average common share - basic	$ 0.99	$ 0.82
Net income per average common share - diluted	$ 0.94	$ 0.77
(1)	Common shares equivalent result from stock options being treated as if they had been exercised and are computed by application of the treasury stock method.

NOTE 4—NEW ACCOUNTING STANDARDS

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

On March 9, 2004, the SEC staff issued Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitments, which provides guidance regarding mortgage loan interest rate lock commitments related to loans held for sale as written options, effective for commitments entered into after March 31, 2004. The Company accounts for loan commitments on single-family mortgages that it intends to sell as derivatives in accordance with FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. Loan commitments are recorded at zero on the date of issuance and are adjusted through earnings thereafter for changes in interest rates. In accordance with SAB 105, the Company does not include in the fair value of loan commitments any value for future servicing rights or other intangible assets. The adoption of SAB 105 did not have a material impact on the third quarter 2004.

NOTE 5—OPERATING SEGMENTS

For purposes of making operating decisions and assessing performance, management regards The PrivateBank - Chicago, The PrivateBank - St. Louis, Wealth Management and the Holding Company as four operating segments. The Company’s investment securities portfolio is comprised of the two banks’ portfolios and, accordingly, each portfolio is included in total assets and reported in the results of The PrivateBank - Chicago and The PrivateBank - St. Louis. Compensation expense related to the management of the investment portfolios is allocated solely to The PrivateBank - Chicago. Insurance expense for the Company is allocated to The PrivateBank - Chicago, the Holding Company and the Wealth Management segments. The results for each business segment are summarized in the paragraphs below and included in the following segment tables.

We apply the accrual basis of accounting for each reportable segment and for transactions between reportable segments. During the first nine months of 2004, there were no changes in the measurement methods used to determine reported segment profit or loss as compared to the same period in 2003. For the periods presented, there are no asymmetrical allocations to segments requiring disclosure.

The accounting policies of the segments are generally the same as those described in Note 1 — Basis of Presentation to the consolidated financial statements included in this report.

  The PrivateBank - Chicago

The PrivateBank - Chicago, through its main office located in downtown Chicago as well as six full-service Chicago suburban locations, provides personal and commercial banking services primarily to affluent individuals, professionals, entrepreneurs and their business interests. The PrivateBank - Chicago’s commercial lending products include lines of credit for working capital, term loans for equipment and letters of credit to support the commitments made by its clients. Non-credit products include lock-box, cash concentration accounts, merchant credit card processing, electronic funds transfer, other cash management products and insurance. The PrivateBank - Chicago offers a full range of real estate lending products including fixed and floating rate permanent and mini-permanent mortgages, construction and commercial real estate loans. Personal loans include installment loans and lines of credit, home equity loans and a wide variety of home mortgage loans.

Individual banking services include interest-bearing checking, money market accounts, certificates of deposit, ATM/debit cards and investment brokerage accounts. Additionally, The PrivateBank - Chicago offers secured and unsecured personal loans and lines of credit. Through The PrivateBank - Chicago’s affiliations with Mesirow Financial, Inc. and Sterling Investment Services, Inc., clients have access to insurance products and securities brokerage services. The PrivateBank - Chicago also offers domestic and international wire transfers and foreign currency exchange. The PrivateBank - Chicago balance sheet reflects goodwill of $19.2 million and intangibles of $2.2 million at September 30, 2004, which remained relatively unchanged compared to December 31, 2003 balances. The PrivateBank Mortgage Company results are included in The PrivateBank - Chicago since June 15, 2004, the date of acquisition.

	The PrivateBank - Chicago
	September 30,
	2004	2003
	(in thousands)
Total gross loans	$ 1,287,113	$ 992,003
Total assets	2,097,872	1,674,797
Total deposits	1,622,515	1,371,706
Total borrowings	275,873	129,620
Total capital	168,135	140,365
Net interest income	45,683	34,684
Non-interest income	4,858	6,349
Non-interest expense	20,772	18,465
Net income	19,229	14,551

  The PrivateBank - St. Louis

The PrivateBank - St. Louis, a federal savings bank, was established as a new bank subsidiary of the Company on June 23, 2000, and through its main office located in St. Louis, Missouri, offers a full range of real estate lending products including fixed and floating rate permanent and mini-permanent mortgages and construction loans. Personal loans include installment loans and lines of credit, home equity loans and a wide variety of home mortgage loans. Commercial lending products provided by The PrivateBank - St. Louis include lines of credit for working capital, term loans for equipment and letters of credit to support the commitments made by its clients. Non-credit products include lock-box, cash concentration accounts, merchant credit card processing, electronic funds transfer, and other cash management products. Individual banking services include interest-bearing checking, money market deposit accounts, certificates of deposit, ATM/debit cards and investment brokerage accounts. The PrivateBank - St. Louis also offers domestic and international wire transfers and foreign currency exchange.

	The PrivateBank - St. Louis
	September 30,
	2004	2003
	(in thousands)
Total gross loans	$188,499	$139,942
Total assets	255,629	179,665
Total deposits	205,503	128,005
Total borrowings	29,850	34,872
Total capital	18,302	15,515
Net interest income	5,454	3,882
Non-interest income	1,695	2,935
Non-interest expense	4,007	4,153
Net income	2,037	1,419

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

	Wealth Management
	September 30,
	2004	2003
	(in thousands)
Wealth Management assets under management	$1,620,487	$1,320,175
Wealth Management fee revenue	6,204	4,775
Net interest income	1,260	876
Non-interest expense	5,907	5,055
Net income	1,035	393

The following tables indicate the breakdown of our wealth management assets under management at September 30, 2004 by account classification and related gross revenue for the nine months ended September 30, 2004 and September 30, 2003:

	At or for the nine months ended September 30, 2004
	Market Value	Revenue
Account Type	(in thousands)
Lodestar	$ 613,766	$2,753
Personal trust—managed	337,167	1,597
Agency—managed	269,015	1,163
Custody	405,897	609
Employee benefits—managed	72,010	82
Less trust assets managed by Lodestar(1)	(77,368)
Total	$1,620,487	$6,204

(1) These assets are included in personal trust - managed balances, agency - managed balances as well as Lodestar balances. The revenues related to these assets are allocated between personal trust- managed, agency - managed and Lodestar based on the services provided.

	At or for the nine months ended September 30, 2003
	Market Value	Revenue
Account Type	(in thousands)
Lodestar	$543,405	$2,292
Personal trust—managed	270,627	1,081
Agency—managed	168,056	849
Custody	327,178	491
Employee benefits—managed	57,601	62
Less trust assets managed by Lodestar(1)	(46,692)
Total	$1,320,175	$4,775

  Holding Company Activities

Holding Company Activities consist of parent company only matters. The Holding Company’s most significant assets are its net investments in its two banking subsidiaries, The PrivateBank - Chicago and The PrivateBank - St. Louis. On June 15, 2004, the Company formed a mortgage company subsidiary, The PrivateBank Mortgage Company, as a result of its acquisition of Corley Financial Corporation. For the second quarter 2004, results of the Mortgage Company were included with the Holding Company due to the short reporting period. The results of the Mortgage Company are included with The PrivateBank - Chicago for the quarter ended September 30, 2004. During the first quarter 2001, in connection with the issuance of $20.0 million of 9.50% trust preferred securities, the Holding Company issued $20.0 million of subordinated debentures which are accounted for as long-term debt and also qualify as Tier 1 and Tier 2 capital (see note 8). The Tier 1 qualifying amount is limited to 25% of Tier 1 capital under Federal Reserve regulations. The excess amount qualifies as Tier 2 capital. Holding Company Activities are reflected primarily by interest expense on borrowings and operating expenses. Recurring holding company operating expenses consist of compensation (amortization of restricted stock awards, other salary expense) and miscellaneous professional fees.

	Holding Company Activities
	September 30,
	2004	2003
	(in thousands)
Total assets	$208,677	$182,657
Total borrowings	--	--
Long-term debt - trust preferred securities	20,000	20,000
Total capital	187,035	161,105
Interest expense	1,461	2,131
Non-interest income	150	152
Non-interest expense	3,314	2,482
Net loss	(2,833)	(3,017)

The following is a summary of certain operating information for reportable segments at or for the periods presented and the reported consolidated balances (in millions):

At or for the nine months ended September 30, 2004	The PrivateBank - Chicago	The PrivateBank - St. Louis	Wealth Management	Holding Company Activities	Intersegment Eliminations(2)	Consolidated
Total assets	$2,097.9	$255.6	$ -	$208.7	$(209.8)	$2,352.4
Total deposits	1,622.5	205.5	-	-	(19.5)	1,808.5
Total borrowings (1)	275.9	29.8	-	20.0	(4.1)	321.6
Total loans	1,287.1	188.5	-	-	(4.5)	1,471.1
Total capital	168.1	18.3	-	187.0	(186.4)	187.0
Net interest income	45.7	5.5	1.3	(1.2)	2.1	53.4
Non-interest income	4.9	1.7	6.2	0.2	(2.4)	10.6
Non-interest expense	20.8	4.0	5.7	3.3	(0.2)	33.6
Minority interest expense	-	-	0.2	-	-	0.2
Net income	19.2	2.0	1.0	(2.8)	0.1	19.5
Wealth Management assets under management	-	-	1,697.9	-	(77.4)	1,620.5

At or for the nine months ended September 30, 2003	The PrivateBank - Chicago	The PrivateBank - St. Louis	Wealth Management	Holding Company Activities	Intersegment Eliminations(2)	Consolidated
Total assets	$1,674.8	$179.7	$ -	$182.7	$(180.1)	$1,857.1
Total deposits	1,371.7	128.0	-	-	(23.7)	1,476.0
Total borrowings (1)	129.6	34.9	-	20.0	-	184.5
Total loans	992.0	139.9	-	-	(0.2)	1,131.7
Total capital	140.4	15.5	-	161.1	(155.9)	161.1
Net interest income	34.7	3.9	0.9	(2.1)	3.0	40.4
Non-interest income	6.3	2.9	4.8	0.2	(3.3)	10.9
Non-interest expense	18.5	4.2	4.9	2.5	(0.3)	29.8
Minority interest expense	-	-	0.1	-	-	0.1
Net income	14.6	1.4	0.4	(3.0)	(0.1)	13.3
Wealth Management assets under management	-	-	1,320.2	-	-	1,320.2

(1)    Includes long-term debt-trust preferred securities for the Holding Company Activities segment.
(2)    The intersegment elimination for total loans reflects the exclusion of unearned income for management reporting purposes. The intersegment elimination for total capital reflects the elimination of the net investment in The PrivateBank - Chicago, The PrivateBank - St. Louis and The PrivateBank Mortgage Company in consolidation. The intersegment eliminations include adjustments necessary for each category to agree with the related consolidated financial statements.

The adjustments to total assets presented in the table above represent the elimination of the net investment in banking subsidiaries in consolidation, the elimination of the Company’s cash that is maintained in a subsidiary bank account, the elimination of fed funds purchased and sold between Chicago and St. Louis, the reclassification of the unearned discount on loans, the reclassification related to current and deferred taxes, the elimination of The PrivateBank - Chicago commercial loan and offsetting the warehouse line of credit borrowing on The PrivateBank Mortgage Company’s books and the reclassification of loan fee income which is included in non-interest income for segment reporting purposes as compared to interest income for consolidated reporting purposes.

NOTE 6—ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values and estimated fair values of financial instruments as of September 30, 2004 have not materially changed on a relative basis from the carrying values and estimated fair values of financial instruments disclosed as of December 31, 2003.

NOTE 7—OTHER COMPREHENSIVE INCOME

Change in the fair value of securities available-for-sale is presented on a net basis on the Consolidated Statement of Changes in Stockholders’ Equity. The following table discloses the changes in the components of other accumulated comprehensive income for the nine months ended September 30, 2004 and 2003 (in thousands):

	September 30, 2004
	Before Tax Amount	Tax Effect	Net of Tax Amount
Change in unrealized gains on securities available-for-sale	$ 1,918	$1,310	$608
Less: adjustment for realized gains	(1,091)	(416)	(675)
Change in net unrealized gains	$ 827	$ 894	$ (67)

	September 30, 2003
	Before Tax Amount	Tax Effect	Net of Tax Amount
Change in unrealized gains on securities available-for-sale	$4,338	$1,475	$2,863
Less: adjustment for realized gains	(1,922)	(653)	(1,269)
Change in net unrealized gains	$2,416	$ 822	$1,594

NOTE 8—LONG TERM DEBT — TRUST PREFERRED SECURITIES

On February 8, 2001, PrivateBancorp Capital Trust I, a Delaware statutory trust and wholly owned finance subsidiary of the Company, issued 2,000,000 shares (including the underwriters’ over-allotment) of 9.50% trust preferred securities, which represent preferred undivided interests in the assets of the trust. The sole assets of the trust are 9.50% junior subordinated debentures issued by the Company with a maturity date of December 31, 2030.

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

The aggregate principal amount of the outstanding trust preferred securities is $20.0 million. As of September 30, 2004, the entire amount of the preferred securities is eligible for treatment as Tier I capital as allowed by the Federal Reserve. At September 30, 2004, the unamortized balance of the underwriting commissions paid and offering expenses was $1.0 million and is classified as part of other assets on the balance sheet. This amount is being amortized on a straight-line basis until maturity at $9,764 per quarter. The amortization is recognized as interest expense on the income statement. In the event the Company exercises its right to redeem the securities prior to maturity, any unamortized commissions would be expensed upon redemption.

NOTE 9—CAPITAL TRANSACTIONS

During the third quarter 2004, the Company declared and paid a $0.03 per share dividend, even with second and first quarter 2004 levels, and a 50% increase from the fourth quarter 2003 dividend rate of $0.02 per share.

During the third quarter 2004, the Company repurchased 7,580 shares of its common stock in connection with the satisfaction of a stock option exercise and federal withholding tax requirements on the exercise of stock options by an Executive Officer of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

  Overview

PrivateBancorp was organized as a Delaware corporation in 1989 to serve as the holding company for a Chicago-based de novo (start-up) bank. Our flagship downtown Chicago location opened in 1991. We expanded to Wilmette in north suburban Cook County in 1994 and the Oak Brook facility in west suburban DuPage County was established in 1997. We established the St. Charles office in January 2000, in connection with our purchase of Towne Square Financial Corporation (a company which was in the process of forming a de novo bank) on August 3, 1999. On February 11, 2000, we consummated our acquisition of Johnson Bank Illinois adding two additional locations in Lake Forest and Winnetka, Illinois. During the second quarter 2000, we received regulatory approval to create a new banking subsidiary and on June 23, 2000, PrivateBancorp capitalized The PrivateBank - St. Louis. In May 2001, The PrivateBank - Chicago opened a second branch in the Fox Valley area in Geneva, Illinois. On July 22, 2004, the Company signed a definitive lease agreement for the site of a new Chicago banking office in the historic Palmolive Building at the corner of North Michigan Avenue and Walton Place in Chicago’s affluent Gold Coast neighborhood to open in January 2005. On April 21, 2004, the Company announced its intent to expand to the Wisconsin market. The Company plans to open a new banking office to operate as The PrivateBank - Wisconsin, which is expected to open for business at an as of yet undisclosed downtown Milwaukee location during the first quarter 2005.

In December 2002, The PrivateBank - Chicago acquired an 80% controlling interest in Lodestar Investment Counsel, a Chicago-based investment adviser with $613.8 million of assets under management at September 30, 2004. Lodestar is a subsidiary of The PrivateBank - Chicago. On June 15, 2004, the Company acquired Corley Financial Corporation, a Chicago-based, mortgage-banking boutique. After the acquisition, the mortgage bank operates as The PrivateBank Mortgage Company and is maintained as a separate subsidiary of PrivateBancorp, Inc.

For financial information regarding the Company’s four separate lines of business, The PrivateBank - Chicago, The PrivateBank - St. Louis, Wealth Management and Holding Company Activities, see “Operating Segments Results” beginning on page 28 and “Note 5 — Operating Segments” to the unaudited consolidated financial statements of the Company included on page 11.

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

  Critical Accounting Policies

Generally accepted accounting principles are complex and require management to apply significant judgment to various accounting, reporting and disclosure matters. Management must use assumptions and estimates to apply these principles where actual measurements are not possible or practical. Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited consolidated financial statements included herein. For a complete discussion of our significant accounting policies, see the footnotes to our Consolidated Financial Statements included on pages F-8 through F-14 in our Form 10-K for the fiscal year ended December 31, 2003. Below is a discussion of our critical accounting policies. These policies are critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements. Actual results could differ from those estimates. Management has reviewed the application of these policies with the Audit Committee of the Company’s Board of Directors.

For PrivateBancorp, Inc., accounting policies that are viewed as critical to us are those relating to estimates and judgments regarding the determination of the adequacy of the allowance for loan losses and the estimation of the valuation of goodwill and the useful lives applied to intangible assets.

Allowance for Loan Losses

We maintain an allowance for loan losses at a level management believes is sufficient to absorb credit losses inherent in our loan portfolio. The allowance for loan losses represents our estimate of probable losses in the portfolio at each balance sheet date and is based on a review of available and relevant information. The allowance contains provisions for probable losses that have been identified relating to specific borrowing relationships as well as probable losses inherent in our loan portfolio and credit undertakings that are not specifically identified. Our allowance for loan losses is reassessed monthly to determine the appropriate level of the allowance. The amount of the allowance for loan losses is determined based on a variety of factors, including assessment of the credit risk of the loans in the portfolio, evaluation of watch list loans, volume of loans in the portfolio, delinquent loans, impaired loans, evaluation of current economic conditions in the market area, actual charge-offs and recoveries during the period and historical loss experience. The unallocated portion of the reserve involves the exercise of judgment by management and reflects various considerations, including management’s view that the reserve should have a margin that recognizes the imprecision inherent in the process of estimating credit losses.

Management adjusts the allowance for loan losses by recording a provision for loan losses in an amount sufficient to maintain the allowance at the level determined appropriate. Loans are charged-off when deemed to be uncollectible by management. We believe that the allowance for loan losses is adequate to provide for estimated probable credit losses inherent in our loan portfolio. The allowance for loan losses as a percentage of total loans was 1.21% as of September 30, 2004 compared to 1.23% as of September 30, 2003.

Goodwill and Intangible Assets

During 2001, The PrivateBank - Chicago recorded approximately $12.2 million in goodwill in connection with the Johnson Bank Illinois acquisition. During 2002, the Company recorded $8.4 million of goodwill and $2.5 million in customer intangibles in connection with the acquisition of Lodestar. During the second quarter 2004, the Company recorded $1.3 million of goodwill in connection with the acquisition of Corley Financial. Intangible assets are amortized over an estimated useful life of 15 years. Effective January 1, 2002, the Company adopted FAS No. 142, which requires that goodwill and intangible assets that have indefinite lives no longer be amortized but be reviewed for impairment annually, or more frequently if certain indicators arise. Prior to the adoption of FAS No. 142, goodwill was being amortized using the straight-line method over a period of 15 years. The Company did not incur any goodwill impairment in 2003 in adopting FAS 142. The Company performs an impairment test of goodwill each year. Impairment losses on recorded goodwill, if any, will be recorded as operating expenses.

Goodwill at September 30, 2004 was $20.5 million compared to $19.2 million at September 30, 2003, an increase of $1.3 million, resulting from the acquisition of Corley Financial. Amortization expense related to the Lodestar customer intangible assets is currently recognized at approximately $168,000 per year until 2017.

RESULTS OF OPERATIONS -THREE AND NINE MONTHS
ENDED SEPTEMBER 30, 2004 AND 2003
  Net Income

Net income for the third quarter ended September 30, 2004, was $7.1 million, up 38% compared to third quarter 2003 net income of $5.1 million. Earnings per diluted share increased 26% to $0.34 in the third quarter 2004 compared to $0.27 per diluted share in the third quarter 2003. Net income for the nine months ended September 30, 2004, increased to $19.5 million, or $.94 per diluted share, compared to $13.3 million, or $0.77 per diluted share, for the same period last year, reflecting diluted earnings per share improvement of 22%.

The improvement in earnings per diluted share for the three and nine months ended September 30, 2004 as compared to the prior year period reflects a stable net interest margin augmented by strong loan demand and increases in wealth management and other income.

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

Net interest income was $18.5 million during the three months ended September 30, 2004 compared to $14.8 million for the third quarter 2003, an increase of 25%, and an increase of 7% compared to the second quarter 2004. Average earning assets during the third quarter of 2004 were $2.2 billion, compared to $1.7 billion in the prior year quarter, an increase of 29%, and an increase of 4% since the second quarter 2004. Net interest margin (on a tax equivalent basis) was 3.58% in the third quarter 2004, down from 3.64% in the prior year third quarter and up from 3.51% in the second quarter 2004. Compared to the second quarter 2004, the increase in net interest margin during the third quarter 2004 reflects a 19 basis point increase in yields on average earning assets and a 10 basis point increase in the costs of average interest-bearing liabilities. The increase in earning asset yields was primarily due to the increases in the prime interest rate during the third quarter 2004. Approximately two-thirds of the Company’s loan portfolio floats with the prime rate or is indexed to other short-term interest rates. The increase in cost of funds was primarily due to increases in money market deposit yields, some of which are tied to prime, as well as higher rates on short-term borrowings and Federal Home Loan Bank advances. For the fourth quarter 2004, we expect our net interest margin to decrease moderately due to the runoff of shorter-term wholesale funding and continued growth in higher costing money market deposit accounts.

Net interest income was $53.4 million during the nine months ended September 30, 2004 compared to $40.4 million for the same period in 2003, an increase of 32%. Net interest margin (on a tax equivalent basis) was 3.59% for the nine months ended September 30, 2004, up from 3.55% in the prior year period.

A changing interest rate environment has an effect on our net interest margin. A large portion of our loan portfolio is based on the prime interest rate and may reprice faster than our deposits and floating rate borrowings. Generally, over the long term, we expect our net interest margin to benefit during a rising interest rate environment and alternatively, if market interest rates decrease, we expect our net interest margin to decrease.

The following tables present a summary of our net interest income and related net interest margin, calculated on a tax equivalent basis (dollars in thousands):

	Three Months Ended September 30,
	2004			2003
	Average Balance(1)	Interest	Rate	Average Balance(1)	Interest	Rate
Fed funds sold and other short-term investments	$ 3,949	$ 18	1.79%	$ 1,480	$ 6	1.66%
Investment securities (taxable)	494,262	5,623	4.50%	435,096	4,564	4.13%
Investment securities (non-taxable)	237,157	4,037	6.81%	146,776	2,541	6.92%
Loans, net of unearned discount(2)	1,434,709	20,315	5.57%	1,101,824	15,830	5.65%
Total earning assets	$2,170,077	$29,993	5.46%	$1,685,176	$22,941	5.37%
Interest-bearing deposits	$1,590,027	$ 8,227	2.05%	$1,309,963	$ 5,855	1.77%
Funds borrowed	293,942	1,572	2.09%	169,088	1,016	2.35%
Trust preferred securities	20,000	485	9.70%	20,000	485	9.70%
Total interest-bearing liabilities	$1,903,969	10,284	2.14%	$1,499,051	7,356	1.94%
Tax equivalent net interest income(3)		$19,709			$15,585
Net interest spread(4)			3.32%			3.43%
Net interest margin(3)(5)			3.58%			3.64%
	Nine months ended September 30,
	2004			2003
	Average Balance(1)	Interest	Rate	Average Balance(1)	Interest	Rate
Fed funds sold and other short-term investments	$ 2,469	$ 28	1.50%	$ 7,697	$ 62	1.07%
Investment securities (taxable)	487,649	16,503	4.47%	391,336	11,808	3.99%
Investment securities(non-taxable)	227,347	11,023	6.46%	138,638	7,260	6.98%
Loans, net of unearned discount(2)	1,368,140	56,697	5.48%	1,050,098	46,205	5.83%
Total earning assets	$2,085,605	$84,251	5.34%	$1,587,769	$65,335	5.46%
Interest-bearing deposits	$1,505,080	$21,475	1.90%	$1,259,446	$17,772	1.89%
Funds borrowed	302,291	4,610	2.00%	172,862	3,532	2.69%
Trust preferred securities	20,000	1,455	9.70%	20,000	1,455	9.70%
Total interest-bearing liabilities	$1,827,371	27,540	2.00%	$1,452,308	22,759	2.09%
Tax equivalent net interest income(3)		$56,711			$42,576
Net interest spread(4)			3.34%			3.37%
Net interest margin(5)(3)			3.59%			3.55%

(1)	Average balances were generally computed using daily balances.
(2)	Nonaccrual loans are included in the average balances and do not have a material effect on the average yield. Interest due on non-accruing loans was not material for the periods presented.
(3)	We adjust GAAP reported net interest income by the tax equivalent adjustment amount to account for the tax attributes on federally tax exempt municipal securities. The total tax equivalent adjustment reflected in the above table is $1.2 million and $772,000 in the third quarters of 2004 and 2003, respectively. The total tax equivalent adjustment reflected in the above table is $3.3 million and $2.2 million for the nine months ended September 30, 2004 and September 30, 2003, respectively. For GAAP purposes, tax benefits associated with federally tax-exempt municipal securities are reflected in income tax expense. The following table reconciles reported net interest income to net interest income on a tax equivalent basis for the periods presented:

Reconciliation of quarter net interest income to quarter net interest income on a tax equivalent basis
	3Q04	3Q03
Net interest income	$18,485	$14,813
Tax equivalent adjustment to net interest income	1,224	772
Net interest income, tax equivalent basis	$19,709	$15,585
Reconciliation of year-to-date net interest income to year-to-date net interest income on a tax equivalent basis
	9/30/04	9/30/03
Net interest income	$53,370	$40,368
Tax equivalent adjustment to net interest income	3,341	2,208
Net interest income, tax equivalent basis	$56,711	$42,576

(4)	Yield on average interest-earning assets less rate on average interest-bearing liabilities.
(5)	Net interest income, on a tax-equivalent basis, divided by average interest-earning assets.

The following tables show the dollar amount of changes in interest income (tax equivalent) and interest expense by major categories of interest-earning assets and interest-bearing liabilities attributable to changes in volume or rate, or a mix of both, for the periods indicated. Volume variances are computed using the change in volume multiplied by the previous period’s rate. Rate variances are computed using the changes in rate multiplied by the previous period’s volume.

Three Months Ended September 30, 2004
Compared to Three Months Ended September 30, 2003

	Change due to rate	Change due to volume	Change Due to mix	Total change
	(dollars in thousands)
Interest income/expense from:
Fed funds sold and other short-term investments	$ --	$ 10	$ 2	$ 12
Investment securities (taxable)	397	617	45	1,059
Investment securities (non-taxable)(1)	(42)	1,576	(38)	1,496
Loans, net of unearned discount	(225)	4,744	(34)	4,485
Total tax equivalent interest income(1)	$ 130	$ 6,947	$ (25)	$ 7,052
Interest-bearing deposits	$ 923	$ 1,251	$ 198	$ 2,372
Funds borrowed	(110)	740	(74)	556
Trust preferred securities	--	--	--	--
Total interest expense	$ 813	$ 1,991	$ 124	$ 2,928
Net tax equivalent interest income(1)	$ (683)	$ 4,956	$ (149)	$ 4,124

Nine months ended September 30, 2004
Compared to Nine months ended September 30, 2003

	Change due to rate	Change due to volume	Change Due to mix	Total change
	(dollars in thousands)
Interest income/expense from:
Fed funds sold and other short-term investments	$ 25	$ (42)	$ (17)	$ (34)
Investment securities (taxable)	1,402	2,878	415	4,695
Investment securities (non-taxable)(1)	(538)	4,633	(332)	3,763
Loans, net of unearned discount	(2,824)	13,880	(564)	10,492
Total tax equivalent interest income(1)	$ (1,935)	$ 21,349	$ (498)	$ 18,916
Interest-bearing deposits	$ 134	$ 3,466	$ 103	$ 3,703
Funds borrowed	(893)	2,608	(637)	1,078
Trust preferred securities	--	--	--	--
Total interest expense	$ (759)	$ 6,074	$ (534)	$ 4,781
Net tax equivalent interest income(1)	$ (1,176)	$ 15 275	$ 36	$ 14,135

(1)	Interest income on tax-advantaged investment securities reflects a tax equivalent adjustment based on a marginal federal corporate tax rate of 34%. The total tax equivalent adjustment reflected in the above table is $1.2 million and $772,000 in the third quarters of 2004 and 2003, respectively. The total tax equivalent adjustment reflected in the above table is $3.3 million and $2.2 million for the nine months ended September 30, 2004 and September 30, 2003, respectively.

  Provision for Loan Losses

We made a provision for loan losses of $851,000 for the quarter ended September 30, 2004 compared to $1.1 million for the comparable period in 2003. Net charge-offs totaled $404,000 for the quarter ended September 30, 2004 versus net charge-offs of $246,000 for the third quarter of 2003 and net recoveries of $51,000 for the quarter ended June 30, 2004. For the nine months ended September 30, 2004, the provision for loan losses was $2.9 million compared to $2.8 million in the prior year period.

Our allowance for probable loan losses is reassessed monthly to determine the appropriate level of the reserve. Our analysis is influenced by the following factors: credit quality of loans, the volume and quality of loans and commitments in the portfolio, loss experience, and economic conditions. A discussion of the allowance for loan losses and the factors on which provisions are based begins on page 30.

  Non-interest Income

Non-interest income was $4.0 million in the third quarter of 2004, reflecting a decrease of approximately $49,000, or 1%, from the third quarter of 2003. The slight decrease in fee income was attributable to a decrease in mortgage banking revenue, which decreased to $776,000 compared to $1.2 million for the prior year quarter. Additionally, the combined impact of securities gains and losses and the market value adjustment of an interest rate swap contributed less to non-interest income compared to the prior year quarter. For the third quarter 2004, we recognized $1.1 million in losses from the fair market value adjustment on a $25.0 million, 10-year treasury rate for 3-month LIBOR interest rate swap, compared to $765,000 in gains in the prior year quarter. Securities gains were $1.3 million for the third quarter 2004, compared to losses of $333,000 in the prior year quarter. During the nine months ended September 30, 2004, the Company recognized securities gains of $1.1 million, compared to gains of $1.9 million for the same period in 2003. Non-interest income for the nine months ended September 30, 2004 reflects the fair market value adjustment on the interest rate swap, which resulted in losses of $859,000 during the nine months ended September 30, 2004, versus losses of $519,000 in the prior year period.

The following table presents the breakdown of wealth management, mortgage banking, banking and other services, and bank owned life insurance for the periods presented:

	Three Months Ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Wealth management fee revenue	$2,117	$ 1,710	$6,204	$ 4,775
Mortgage banking income	776	1,204	2,022	3,023
Banking and other services	654	616	1,524	1,339
Bank owned life insurance	352	127	601	402
Total wealth management, mortgage banking and other income	$3,899	$3,657	$10,351	$9,539

Total wealth management assets under management were $1.6 billion at September 30, 2004 compared to $1.3 billion at September 30, 2003, and up $125.6 million from $1.5 billion at December 31, 2003. Of these amounts, trust services assets under management were $1.0 billion and Lodestar assets under management were $613.8 million at September 30, 2004. Excluded from the total wealth management assets under management are $77.4 million of trust services assets that are managed by Lodestar. At June 30, 2004, trust services managed $980.9 million of assets, Lodestar managed $609.2 million of assets, and $63.6 million of trust assets managed by Lodestar were excluded from the total wealth management assets under management. Growth in assets under management during the quarter reflects the impact of net new business generated.

Wealth management fee income totaled $2.1 million for the third quarter of 2004, an increase of approximately $407,000 from the third quarter of 2003 and a decrease of $12,000 from the second quarter of 2004. Of the $2.1 million, approximately $426,000 was revenue generated from wealth management services provided to those clients where a third-party investment manager is utilized. For the three months ended September 30, 2003, $1.7 million of wealth management fee revenue was generated; of this amount approximately $558,000 was third-party investment manager revenue. A portion of revenue is used to pay these third-party investment managers and the remaining amount of fees collected are utilized to cover costs associated with administering other aspects of the wealth management services that we provide to clients. The fees paid to third-party investment managers are included in the professional fees category of non-interest expense. For the nine months ended September 30, 2004, wealth management fee income totaled $6.2 million, compared to $4.8 million in the prior year period.

The increase in wealth management fee revenue over the prior year period primarily reflects a favorable shift in the mix of accounts towards higher fee structures and the addition of new business.

Sales of residential real estate loans generated $776,000 of income during the third quarter of 2004 compared to $1.2 million during the prior year quarter primarily due to a lower volume of loans sold as a result of relatively decreased demand for residential real estate loans. Late in the first quarter 2004, when market interest rates declined, we experienced a slight increase in the demand for residential real estate loans. The majority of these loans closed in the second quarter with a resulting benefit to residential loan fees. For the nine months ended September 30, 2004, sales of newly originated residential real estate loans generated $2.0 million of income as compared to $3.0 million in the year earlier period, a decrease of 33%.

During the third quarter of 2004, bank owned life insurance (BOLI) revenue increased to $352,000 as a result of the purchase of an additional $22.0 million of BOLI, as compared to revenue of $127,000 in the third quarter of 2003. The BOLI policy covers certain higher-level employees who are deemed to be significant contributors to the Company. All employees included in this policy are aware and have consented to the coverage. The cash surrender value of BOLI at September 30, 2004 was $33.9 million and is included in other assets on the balance sheet.

  Non-interest Expense

	Three Months Ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Salaries and employee benefits	$6,811	$5,338	$18,903	$15,186
Occupancy	1,394	1,403	4,104	4,092
Professional fees	1,407	1,130	3,972	3,483
Marketing	628	855	1,825	1,850
Data processing	520	376	1,480	1,137
Postage, telephone and delivery	212	217	668	641
Office supplies and printing	127	119	390	415
Insurance	221	186	642	499
Amortization of intangibles	42	42	126	126
Other expense	521	937	1,532	2,349
Total non-interest expense	$11,883	$10,603	$ 33,642	$ 29,778

Non-interest expense increased to $11.9 million in the third quarter 2004 from $10.6 million in the third quarter of 2003, an increase of 12%. For the nine months ended September 30, 2003, non-interest expense increased 13% to $33.6 million from $29.8 million in the prior period.

The increase in non-interest expense between the periods is attributable primarily to increases in personnel costs associated with our growing client service team, including the addition of several managing directors and Corley Financial Corporation employees, increases in professional fees and data processing costs. Our efficiency ratio (non-interest expense divided by the sum of net interest income on a tax equivalent basis plus non-interest income) improved to 50.0% for the third quarter 2004 as compared to 53.9% for the third quarter 2003. On a tax-equivalent basis, this ratio indicates that in the third quarter 2004, we spent 50.0 cents to generate each dollar of revenue, compared to 53.9 cents in the third quarter of 2003. Our efficiency ratio improved to 50.0% for the nine months ended September 30, 2004 as compared to 55.6% for the same period in 2003. During the remainder of 2004, we expect to continue to maintain our efficiency ratio at a level of approximately 50%; however, our acquisition of Corley Financial and the planned opening of the Gold Coast and Milwaukee offices may negatively impact our efficiency ratio in future periods. Please refer to footnote 3 on page 22 for a reconciliation of net interest income to net interest income on a tax equivalent basis.

Salaries and benefits increased to $6.8 million, or 28% during the third quarter 2004 as compared to the year ago quarter, reflecting the increased level of full-time equivalent employees to 253 people at September 30, 2004 from 206 people at September 30, 2003. Salaries and benefits increased to $18.9 million, or 24% during the nine months ended September 30, 2004 as compared to the year ago period. The increase is due primarily to overall growth in the organization and the addition of two Managing Directors and 11 employees as a result of the acquisition of Corley Financial in June of 2004.

Occupancy expense remained level with prior year levels at $1.4 million. Occupancy expense was $4.1 million during the nine months ended September 30, 2004, even with the prior year period. We expect occupancy expense to increase in future quarters with the additional space being leased for the Gold Coast and Milwaukee offices to be opened during the first quarter of 2005.

Professional fees, which include legal, accounting, consulting, information systems consulting services and investment management fees, increased to $1.4 million during the third quarter of 2004, reflecting an increase of 25% over the prior year quarter, partially due to expenses associated with the documentation and testing of internal controls to meet the requirements of the Sarbanes-Oxley Act. We anticipate spending approximately $300,000 in professional fees and expenses associated with our first year of compliance with these requirements. We expect to incur additional costs associated with compliance of the Sarbanes-Oxley Act in future quarters. Additionally, during 2004, we have retained a real estate consulting firm to evaluate space needs for the banking location that is headquartered in downtown Chicago. Professional fees increased to $4.0 million, or 14%, during the nine months ended September 30, 2004, compared to the prior year period. Marketing expense decreased 27% to $628,000 during the third quarter 2004 over the prior year quarter and 1% to $1.8 million for the nine months ended September 30, 2004. In the second quarter of 2003, we incurred marketing costs associated with a print and radio image advertising campaign.

Insurance expense increased 19% during the third quarter 2004 over the prior year quarter and 29% for the nine months ended September 30, 2004 due primarily to increased costs in the insurance marketplace, reflected in the premium increases imposed upon renewal of our insurance coverage.

Other non-interest expense for the third quarter 2004 decreased by 44% as compared to the prior year quarter. During the third quarter 2003, the Company recognized an early termination fee of $408,000 in other operating expenses in connection with the early extinguishment of a $30.0 million fixed rate FHLB advance. For the nine months ended September 30, 2003, other operating expenses included a $400,000 loss in connection with a check fraud scheme involving a new deposit account during the second quarter of 2003, accounting for a large portion of the increase in other expense of non-interest expense.

During the first nine months of 2004, we amortized $126,000 in intangible assets related to our acquisition of a controlling interest in Lodestar, compared to a similar amount in 2003.

Minority Interest Expense

On December 30, 2002, The PrivateBank - Chicago acquired an 80% controlling interest in Lodestar Investment Counsel LLC (“Lodestar”). The Company records its 20% noncontrolling interest in Lodestar related to Lodestar’s results or operations, in minority interest expense on the consolidated statement of income. For the year ended September 30, 2004, we recorded approximately $206,000 of minority interest expense.

  Income Taxes

The following table shows our income before income taxes, applicable income taxes and effective tax rate for the nine months ended September 30, 2004 and 2003, respectively (in thousands):

	Nine months ended September 30,
	2004	2003
Income before taxes	$27,204	$18,613
Income tax provision	7,735	5,267
Effective tax rate	28.4%	28.3%

The effective income tax rate varies from statutory rates principally due to certain interest income, which is tax-exempt for federal or state purposes, and certain expenses, which are disallowed for tax purposes.

Operating Segments Results

As described in Note 5 to the consolidated financial statements included in this report, the Company’s operations consist of four primary business segments: The PrivateBank - Chicago, The PrivateBank - St. Louis, Wealth Management and Holding Company Activities.

The profitability of The PrivateBank - Chicago is primarily dependent on the net interest income, provision for loan losses, non-interest income and non-interest expense. Net income for The PrivateBank - Chicago for the nine months ended September 30, 2004 increased 32% to $19.2 million from $14.6 million for the nine months ended September 30, 2003. The growth in net income for the period resulted from improvements in net interest income, which was driven by increases in loans and investments. The improvement in net interest income and non-interest income for the nine months ended September 30, 2004 more than offset increases in operating expenses associated with continued growth of The PrivateBank - Chicago. Net interest income for The PrivateBank - Chicago for the nine months ended September 30, 2004 increased to $45.7 million from $34.7 million, or 32%, primarily due to growth in earning assets.

Total loans at The PrivateBank - Chicago increased by 30%, or $295.1 million, to $1.3 billion at September 30, 2004 as compared to total loans of $992.0 million at September 30, 2003. The majority of the loan growth for the nine months ended September 30, 2004 occurred in the commercial and industrial loan category. Total deposits increased by 18% to $1.6 billion at September 30, 2004, from $1.4 billion at September 30, 2003. Growth in non-interest-bearing deposits, savings deposits and money market deposits accounted for the majority of the deposit growth.

Net income for The PrivateBank - St. Louis for the nine months ended September 30, 2004 increased to $2.0 million as compared to $1.4 million in the prior year period. This growth in net income resulted from increases in net interest income offset by decreases in non-interest income, increases in operating expenses. Net interest income for The PrivateBank - St. Louis for the nine months ended September 30, 2004 increased to $5.5 million from $3.9 million in the prior year period, an increase of 41%, primarily due to growth in earning assets.

Total loans at The PrivateBank - St. Louis increased 35% to $188.5 million at September 30, 2004 from $139.9 million at September 30, 2003, due primarily to growth in commercial real estate and commercial loans categories. Construction loans also contributed to the increase in loans, but to a lesser extent. Total deposits increased by $77.5 million to $205.5 million at September 30, 2004 from $128.0 million at September 30, 2003. The majority of the deposit growth at The PrivateBank - St. Louis was due to increased money market, jumbo certificates of deposit and non-interest bearing deposits during the nine months ended September 30, 2004 as compared to the prior year period. Brokered deposits were $52.4 million at September 30, 2004, an increase of $17.6 million since September 30, 2003.

Wealth management includes investment management, personal trust and estate services, custodial services, retirement accounts and brokerage and investment services. Wealth management assets under management increased by $377.7 million (including assets managed by Lodestar of $77.4 million) to $1.7 billion at September 30, 2004, as compared to $1.3 billion at September 30, 2003, due primarily to the improvement in the equity markets and increases in net new business. Wealth management fee revenue was $6.2 million for the nine months ended September 30, 2004, compared to $4.8 million for the nine months ended September 30, 2003. Net income for the nine months ended September 30, 2004 for our Wealth Management segment was $1.0 million as compared to $393,000 for the nine months ended September 30, 2003.

Holding Company Activities consist of parent company only matters. The Holding Company’s most significant assets are its net investments in its two banking subsidiaries, The PrivateBank - Chicago and The PrivateBank - St. Louis, and its mortgage banking subsidiary, The PrivateBank Mortgage Company, which was formed as a result of the Company’s acquisition of Corley Financial on June 15, 2004. Holding Company Activities are reflected primarily by interest expense on borrowings and operating expenses of the parent company. Recurring holding company operating expenses consist primarily of compensation (amortization of restricted stock awards, other salary expense) and miscellaneous professional fees.

The Holding Company Activities segment reported a net loss of $2.8 million for the nine months ended September 30, 2004 as compared to a net loss of $3.0 million for the nine months ended September 30, 2003. The slight decrease in the amount of the net loss reported for 2004 as compared to prior year period reflects the decrease in the amount of borrowings recorded at the Holding Company Activities segment. During the third quarter of 2003, the Company repaid a $30.0 million revolving line of credit and a $5.0 million subordinated note. The reduced level of borrowings has reduced the interest expense recognized at the Holding Company Activities segment. Total debt outstanding, which included trust preferred securities, at September 30, 2004, was $20.0 million, even with September 30, 2003 levels.

  FINANCIAL CONDITION

  Total Assets

Total assets increased to $2.4 billion at September 30, 2004, an increase of $367.5 million, or 19% over total assets of $1.9 billion at December 31, 2003, and an increase of $495.3 million, or 27% over total assets of $1.9 billion at September 30, 2003. The balance sheet growth during the nine months ended September 30, 2004 was accomplished mainly through loan growth throughout the Company and growth in the investment securities portfolio. The growth in assets was funded primarily through core deposit growth and increases in FHLB advances.

  Loans

Total loans increased to $1.5 billion, an increase of $246.4 million, or 20%, from $1.2 billion at December 31, 2003 and an increase of $340.7 million, or 32%, from $1.1 billion at September 30, 2003.

Loan growth since December 31, 2003 has occurred primarily in the commercial real estate, commercial and construction loan categories. The PrivateBank - St. Louis had loans outstanding of $188.5 million as of September 30, 2004, which reflects growth of $37.0 million, or 24%, since December 31, 2003. The PrivateBank - Chicago generated the remaining loan growth of $209.4 million (excluding intercompany eliminations) during the first nine months of 2004. All of The PrivateBank - Chicago offices posted growth in loan volume during 2004. Loan volume at The PrivateBank - Chicago offices increased 20% at September 30, 2004 as compared to December 31, 2003 loan levels.

The following table sets forth the composition of our loan portfolio net of unearned discount by category (in thousands) at the following dates:

	September 30, 2004	December 31, 2003	September 30, 2003
Loans
Commercial real estate	$ 735,308	$639,296	$572,577
Commercial	246,326	181,062	177,788
Residential real estate	86,341	69,541	68,749
Personal (1)	84,047	77,154	66,858
Home Equity	116,847	94,726	93,163
Construction	202,214	162,878	152,571
Total loans, net of unearned discount	$1,471,083	$1,224,657	$1,131,706

(1)	Includes overdraft lines.

  Allowance for Loan Losses

Loan quality is continually monitored by management and reviewed by the loan committees of the boards of directors of the banks on a monthly basis. The amount of additions to the allowance for loan losses, which is charged to earnings through the provision for loan losses, is determined based on a variety of factors, including assessment of the credit risk of the portfolio, evaluation of watch list loans, delinquent loans, evaluation of current economic conditions in the market area, actual charge-offs during the year and historical loss experience. The unallocated portion of the reserve involves the exercise of judgment by management and reflects various considerations, including management’s view that the reserve should have a margin that recognizes the imprecision inherent in the process of estimating credit losses.

We maintain an allowance for loan losses sufficient to absorb credit losses inherent in our loan portfolio. The allowance for loan losses represents our estimate of probable losses in the portfolio at each balance sheet date and is supported by all available and relevant information. The allowance contains provisions for probable losses that have been identified relating to specific borrowing relationships, as well as probable losses inherent in the loan portfolio and credit undertakings that are not specifically identified. Management’s application of the methodology for determining the allowance for loan losses resulted in an allowance for loan losses of $17.8 million at September 30, 2004 compared with $15.1 million at December 31, 2003, primarily reflecting growth in the loan portfolio during the first nine months of 2004. We believe that the allowance for loan losses is adequate to provide for estimated probable credit losses inherent in our loan portfolio.

Despite the increase in non-accrual and non-performing loans, management believes overall asset quality remains very strong. Additionally, asset quality trends continue to be positive as measured by watch list loans, which decreased from the second quarter 2004 and are lower year over year. The allowance for loan losses as a percentage of total loans was 1.21% at September 30, 2004, compared to 1.23% at December 31, 2003 and September 30, 2003. Net charge-offs totaled $250,000 for the nine months ended September 30, 2004 versus net charge-offs of $498,000 in the year earlier period. The provision for loan losses was $2.9 million for the nine months ended September 30, 2004, versus $2.8 million for the nine months ended September 30, 2003.

Following is a summary of changes in the allowance for loan losses for the nine months ended September 30, 2004 and 2003 (in thousands):

	2004	2003
Balance, January 1	$15,100	$11,585
Provisions charged to earnings	2,901	2,778
Loans charged-off, net of recoveries	(250)	(498)
Balance, September 30	$17,751	$13,865

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

The portion of the provision related to the specific component of the reserve was approximately $126,000 during the first nine months of 2004 resulting in an increase in this component of approximately $124,000 after giving effect to $250,000 in charge-offs during the period. The specific component of the reserve consists of individual credit relationships that have been allocated specifically identified reserves based on the loan ratings assigned to individual loans and other extensions of credit.

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

The portion of the provision related to the allocated inherent component of the reserve was $2.6 million during the first nine months of 2004. The increase in the allocated portion of the reserve reflects higher loan volumes in every category, particularly commercial, commercial real estate and construction loans.

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

The portion of the provision related to the unallocated inherent component of the reserve increased by $198,000 for the first nine months of 2004.

  Nonperforming Loans

The following table classifies our non-performing loans as of the dates shown:

	9/30/04	6/30/04	3/31/04	12/31/03	9/30/03
	(dollars in thousands)
Nonaccrual loans	$ 797	$ 151	$ 131	$ 36	$ 517
Loans past due 90 days or more	1,638	644	715	1,088	1,401
Total nonperforming loans	2,435	795	846	1,124	1,918
Total nonperforming assets	$2,435	$ 795	$ 846	$1,124	$1,918
Total nonaccrual loans to total loans	0.05%	0.01%	0.01%	0.00%	0.05%
Total nonperforming loans to total loans	0.17%	0.06%	0.06%	0.09%	0.17%
Total nonperforming assets to total assets	0.10%	0.04%	0.04%	0.06%	0.10%

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

Nonaccrual loans were $797,000 at September 30, 2004 as compared to $36,000 at December 31, 2003 and $517,000 at September 30, 2003. Nonaccrual loans increased by $760,000 since December 31, 2003 due primarily to a single-family residential real estate credit. Loans delinquent over 90 days increased by $923,000 since December 31, 2003 to $1.6 million.

  Investment Securities

The amortized cost and the estimated fair value of securities at September 30, 2004 and December 31, 2003, were as follows (in thousands):

	Investment Securities — Available-for-Sale
	September 30, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agency mortgage backed securities and collateralized mortgage obligations	$322,827	$ 4,665	$ (2,319)	$325,173
Corporate collateralized mortgage obligations	2,818	—	—	2,818
Tax exempt municipal securities	201,545	13,015	(42)	214,518
Taxable municipal securities	3,855	30	—	3,885
Federal Home Loan Bank stock	208,097	—	—	208,097
Other	4,367	470	—	4,837
Total	$743,509	$18,180	$ (2,361)	$759,328

	Investment Securities — Available-for-Sale
	December 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agency mortgage backed securities and collateralized mortgage obligations	$239,092	$ 4,695	$(1,060)	$242,727
Corporate collateralized mortgage obligations	4,910	—	(1)	4,909
Tax exempt municipal securities	192,417	11,141	(163)	203,395
Taxable municipal securities	3,855	2	—	3,857
Federal Home Loan Bank stock	209,633	—	—	209,633
Other	4,363	391	(13)	4,741
Total	$654,270	$16,229	$(1,237)	$669,262

All securities are classified as available-for-sale and may be utilized as part of our asset/liability management strategy in response to changes in interest rates, liquidity needs or significant prepayment risk. Available-for-sale securities are carried at fair value, with related unrealized net gains or losses, net of deferred income taxes, recorded as an adjustment to equity capital. At September 30, 2004, reported stockholders’ equity reflected unrealized securities gains net of tax of $9.8 million, a slight decline from $9.9 million at December 31, 2003.

Securities available-for-sale increased to $759.3 million at September 30, 2004, up 13% from $669.3 million as of December 31, 2003. Compared to December 31, 2003, investments in U.S. government agency mortgage-backed securities and CMOs increased by $82.5 million from $242.7 million to $325.2 million; investments in tax-exempt municipal securities increased by $11.1 million from $203.4 million to $214.5 million.

Investments in FHLB stock decreased by $1.5 million from $209.6 million at December 31, 2003 to $208.1 million at September 30, 2004, and reflect a $207.0 million investment in FHLB (Chicago) stock. Currently, we plan to limit our investment in FHLB stock to no more than $207.0 million. The FHLB (Chicago) paid a 6.5% (annualized) dividend in the first, second and third quarters of 2003 and a 7.0% (annualized) dividend in the fourth quarter 2003. The FHLB (Chicago) paid a 6.5% (annualized) dividend during the first quarter of 2004 and a 6.0% dividend in the second and third quarters of 2004. The FHLB (Chicago) recently announced that it will maintain an annualized dividend payment of 6.0% in the fourth quarter 2004.

In a press release dated June 30, 2004, the FHLB (Chicago) announced that it had entered into a written agreement with its regulator agreeing to implement various changes to enhance its risk management, capital management, governance and internal control practices. The FHLB (Chicago) agreed to limit their growth rate as well as maintain a capital ratio of 5.1% versus a regulatory minimum of 4.0%, which may impact the future level of dividends the FHLB (Chicago) may pay, as well as the FHLB (Chicago)’s current practice regarding allowing the immediate redemption of its stock. The Company continues to closely monitor the situation at the FHLB (Chicago) and continues to believe the FHLB (Chicago) stock is a prudent investment for the Company; the Company has no current plans to substantially reduce the size of this investment. In the event the FHLB (Chicago) substantially reduces the dividend payable on its stock, our interest income and, accordingly, our earnings, may be adversely affected. During the third quarter of 2004, dividends received on our investment in FHLB (Chicago) stock represented $3.1 million, or 11%, of our interest income for the quarter.

Deposits and Funds Borrowed

The following table presents the balances of deposits by category and each category as a percentage of total deposits at September 30, 2004 and December 31, 2003:

	September 30,		December 31,
	2004		2003
	Balance	Percent of Total	Balance	Percent of Total
	(dollars in thousands)
Non-interest bearing demand	$ 170,315	9%	$ 135,110	9%
Savings	22,934	1%	9,795	1%
Interest-bearing demand	89,538	5%	85,083	5%
Money market	841,860	47%	552,439	36%
Brokered deposits	356,376	20%	447,948	29%
Other time deposits	327,509	18%	316,984	20%
Total deposits	$1,808,532	100%	$1,547,359	100%

Total deposits of $1.8 billion at September 30, 2004 represent an increase of $261.2 million or 17% as compared to total deposits of $1.5 billion as of December 31, 2003. Core deposit growth, which represents total deposits less brokered deposits, exceeded loan growth, with core deposits increasing 42 percent over the past four quarters. Non-interest-bearing demand deposits increased by 26% to $170.3 million at September 30, 2004 as compared to $135.1 million at December 31, 2003. Savings deposits increased by 134% from $9.8 million at December 31, 2003 to $22.9 million at September 30, 2004. Interest-bearing demand deposits increased 5% to $89.5 million as compared to $85.1 million at December 31, 2003. Money market accounts increased by $289.4 million, or 52%, to $841.9 million at September 30, 2004 as compared to $552.4 million at December 31, 2003. The growth in our money market deposits primarily results from growth in money market account relationships of $5.0 million or greater which has been an area of strategic focus, and are priced at a spread to the prime rate of interest. Brokered deposits decreased by 20% or $91.6 million to $356.4 million at September 30, 2004 as compared to $447.9 million at December 31, 2003. Other time deposits increased by approximately $10.5 million to $327.5 million as compared to $317.0 million at year-end 2003 due to growth in core deposits.

We continue to utilize brokered deposits as a source of funding for growth in the loan and investment portfolios. We have issued certain brokered deposits that include call option provisions, which provide us with the opportunity to repay the certificates of deposit on a specified date prior to the contractual maturity date. During the first and second quarters of 2004, we maintained the use of FHLB advances as a funding source, called two brokered deposits and lengthened the maturities of certain brokered deposits, taking advantage of more favorable long-term rates. Due to growth in core deposits during the third quarter 2004, the Company added only $31.3 million in new brokered deposits even though $88.6 million of brokered deposits matured during the period. The new deposits include a $10.0 million deposit entered into on August 11, 2004 with an 8 ½ -year maturity and a coupon of 5.10%, and a $5.0 million deposit entered into on August 11, 2004 with a 5-year maturity and a coupon of 4.30%. These deposits are callable in February of 2005. On September 3, 2004, we repaid one FHLB advance for $25.0 million, replacing it with a lower rate advance at the end of the month.

As of September 30, 2004, we held six outstanding brokered deposits containing unexercised call provisions. We have brokered deposits with eight different brokers and we receive periodic information from other brokers regarding potential deposits. The scheduled maturities of brokered deposits, net of unamortized prepaid broker commissions, as of September 30, 2004, for the fiscal years 2004 through 2007 and thereafter, are as follows:

Brokered Deposits net of unamortized prepaid broker commissions (in thousands)
Maturity Date	Rate(1)	9/30/2004	12/31/2003	9/30/2003
10/17/03	2.05%	--	--	5,000
10/17/03	1.85%	--	--	6,699
10/17/03	2.05%	--	--	3,000
10/29/03	1.75%	--	--	20,000
12/31/03	1.80%	--	--	953
01/09/04	1.85%	--	10,000	10,000
01/15/04	1.70%	--	28,000	28,000
01/15/04	1.85%	--	18,423	18,448
01/22/04	1.70%	--	10,000	10,000
01/22/04	1.90%	--	12,000	12,000
01/30/04	1.85%	--	11,837	11,872
02/19/04	1.60%	--	25,000	25,000
02/26/04	1.80%	--	30,000	30,000
03/26/04	1.50%	--	10,426	10,549
04/19/04	2.25%	--	5,000	5,000
04/21/04	2.10%	--	10,000	10,000
05/28/04	1.50%	--	21,000	21,000
06/30/04	1.35%	--	3,551	--
07/09/04	1.95%	--	4,999	5,000
07/23/04	1.40%	--	5,500	5,500
07/30/04	1.10%	--	10,000	10,000
08/04/04	1.75%	--	10,000	10,000
08/30/04	2.50%	--	25,000	25,000
09/10/04	1.50%	--	5,000	5,000
09/27/04	1.45%	--	16,700	16,700
09/27/04	1.75%	--	11,448	11,448
10/18/04	2.30%	7,668	7,668	7,668
10/29/04	1.45%	3,000	3,000	--
11/29/04	1.75%	10,000	10,000	10,000
12/30/04	1.45%	6,513	6,513	--
12/30/04	1.65%	5,000	5,000	--
01/24/05	2.25%	10,000	10,000	10,000
01/25/05	1.65%	2,500	2,500	2,500
01/28/05	1.45%	10,000	--	--
01/28/05	1.65%	10,000	--	--
01/31/05	2.15%	15,000	15,000	15,000
02/25/05	1.65%	18,100	--	--
02/28/05	2.05%	7,233	7,233	7,233
03/11/05	1.80%	5,000	5,000	5,000
03/23/05	1.80%	4,000	--	--
03/28/05	1.45%	5,000	--	--
05/02/05	1.75%	1,279	1,279
05/09/05	1.85%	2,000	2,000	2,000
05/26/05	2.05%	20,000	--	--
06/23/05	2.05%	8,000	--	--
08/01/05	1.65%	5,940	6,000	6,000
08/26/05	2.00%	7,000	--	--
08/26/05	2.10%	5,500	--	--
09/19/05	2.30%	5,000	5,000	5,000
09/19/05	2.00%	5,000	--	--
11/09/05	2.05%	1,980	2,000	2,000
11/23/05	2.10%	15,000	15,000	15,000
11/28/05	2.50%	10,250	--	--
02/06/06	2.65%	7,483	--	--
02/06/06	2.65%	3,806	--	--
03/17/06	2.05%	7,500	--	--
05/22/06	2.20%	9,980	9,980	10,000
05/23/06	2.40%	20,000	20,000	20,000
08/04/06	3.00%	5,000	--	--
09/18/06	2.35%	4,000	--	--
09/26/06	2.20%	5,000	--	--
09/28/07	3.50%	--	15,000	15,000
11/13/07	3.40%	6,951	6,988	7,000
03/17/08	3.05%	4,188	--	--
03/26/08 (2)	3.20%	14,898	--	--
08/11/09 (2)	4.30%	5,000	--	--
02/11/13 (2)	5.10%	10,000	--	--
01/21/14 (2)	5.00%	10,000	--	--
02/27/19	5.50%	12,500	--	--
10/24/23	6.00%	--	10,000
03/12/24 (2)	5.75%	9,885	--	--
03/18/24 (3)	0.00%	6,022	--	--
04/23/24 (2)	5.50%	9,775	--	--
Total brokered deposits		$357,951	$449,045	$455,570
Unamortized prepaid broker commissions		(1,575)	(1,097)	(1,306)
Total brokered deposits, net of unamortized prepaid broker commissions		$356,376	$447,948	$454,264

(1)	Represents the coupon rate of each brokered deposit.
(2)	These brokered deposits are callable: 1) $10.0 million with a maturity of 3/12/2024 and a call date of 9/24/2004; 2) $10.0 million with a maturity of 1/21/2014 and a call date of 7/21/2004; 3) $9.9 million with a maturity of 4/23/2024 and a call date of 10/23/2004; 4) $15.0 million with a maturity of 3/26/2008 and a call date of 9/26/2004; 5) $10.0 million with a maturity of 2/11/13 and a call date of 2/11/05; 6) $5.0 million with a maturity of 8/11/09 and a call date of 2/11/05.
(3)	This brokered deposit is a zero coupon deposit with an effective yield of 6.25%.

Membership in the FHLB System gives us the ability to borrow funds from the FHLB (Chicago) and from the FHLB (Des Moines) under a variety of programs. We have periodically used the services of the FHLB for funding needs and other correspondent services.

During the third quarter of 2004, our reliance on FHLB borrowings as a funding source remained even with the second quarter of 2004. On September 3, 2004, the Company prepaid a $25.0 million, 4.16% fixed rate FHLB advance that was scheduled to mature on September 4, 2007, replacing it on September 29, 2004, with a $25.0 million advance at 3.67%. FHLB borrowings totaled $230.6 million at September 30, 2004 compared to $84.5 million at September 30, 2003 and $156.2 million at December 31, 2003. The FHLB requires us to pledge collateral in connection with obtaining FHLB advances. Our pledged collateral consists of residential real estate loans and certain qualifying investment securities.

A summary of all funds borrowed and outstanding at September 30, 2004, December 31, 2003 and September 30, 2003 is presented in the table below:

Long Term Funds Borrowed:	Current Rate	Maturity	9/30/2004	12/31/2003	9/30/2003
FHLB fixed advance (1)	3.67%	9/29/2008	25,000	--	--
FHLB fixed advance	4.16%	9/4/2007	--	25,000	25,000
FHLB fixed advance	2.87%	11/14/2006	25,000	25,000	--
FHLB fixed advance	2.43%	7/17/2006	1,000	1,000	1,000
FHLB fixed advance	2.12%	1/17/2006	2,000	2,000	2,000
FHLB fixed advance	2.28%	1/3/2006	10,000	10,000	--
FHLB fixed advance	2.31%	11/7/2005	2,000	2,000	--
FHLB fixed advance (2)	6.50%	10/24/2005	25,600	26,225	26,497
FHLB fixed advance	2.40%	9/6/2005	5,000	5,000	5,000
FHLB fixed advance	1.69%	8/17/2005	25,000	--	--
FHLB fixed advance	1.83%	7/15/2005	3,000	3,000	3,000
Total long-term funds borrowed			123,600	99,225	62,497

Short term funds borrowed:
FHLB fixed advance	1.91%	6/15/2005	7,000	7,000	--
FHLB fixed advance	1.96%	6/15/2005	25,000	25,000	--
FHLB fixed advance	1.95%	5/9/2005	2,000	2,000	--
FHLB fixed advance	1.55%	1/30/2005	25,000	--	--
FHLB fixed advance	1.45%	1/13/2005	1,000	1,000	--
FHLB fixed advance	1.59%	12/15/2004	10,000	10,000	10,000
FHLB fixed advance	1.56%	12/13/2004	2,000	2,000	--
FHLB fixed advance	1.56%	11/16/2004	5,000	5,000	5,000
FHLB fixed advance	1.74%	11/8/2004	3,000	3,000	--
FHLB fixed advance	1.57%	10/25/2004	2,000	2,000	--
FHLB fixed advance	1.31%	10/20/2004	25,000	--	--
FHLB fixed advance	1.61%	01/16/04	--	--	1,000
FHLB fixed advance	6.21%	12/05/03	--	--	6,000
Fed funds purchased	1.51%	daily	65,000	50,000	70,000
Demand repurchase agreements (3)	0.90%	daily	5,958	13,338	9,994

Total short-term funds borrowed			177,958	120,338	101,994
Total Funds borrowed			$301,558	$219,563	$164,491
(1)	The Company has the right to cancel this advance after one year and semi-annually thereafter with 5-business day written notice.
(2)	This FHLB advance is subject to a fair value hedge utilizing an interest rate swap with a fair value of $1.1 million. The contractual par amount on the advance is $25.0 million.
(3)	Demand repurchase agreements are a form of retail repurchase agreements offered to certain clients of The PrivateBank - Chicago. Funds are swept each business day from the client’s demand deposit account. These amounts are not deposits and are not insured, but are secured by a pool of securities pledged specifically for this purpose.

The Company has a $40.0 million revolving credit facility with a commercial bank that matures on December 1, 2004. At September 30, 2004 and September 30, 2003, we had a zero balance outstanding under the line. The interest rate on any borrowings under this revolving line resets quarterly, and is based on, at our option, either the lender’s prime rate or three-month LIBOR +120 basis points with a floor of 3.50%. Historically, we have elected to pay interest based on the three-month LIBOR rate +120 basis points.

  Capital Resources

Stockholders’ equity rose to $187.0 million at September 30, 2004, an increase of $20.0 million from December 31, 2003 stockholders’ equity of $167.0 due primarily to year-to-date 2004 net income of $19.5 million and a decrease of $67,000 for the fair value of securities classified as available-for-sale, net of income taxes.

On July 30, 2003, the Company completed its sale of 3.9 million shares of common stock in an underwritten public offering. The public offering price was $15.63. Net proceeds to the Company totaled approximately $57.2 million.

At September 30, 2004, $20.0 million of our outstanding trust-preferred securities were treated as Tier 1 capital. The Company and its banking subsidiaries are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors, and the regulators can lower classifications in certain areas. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements.

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

The following table sets forth our consolidated regulatory capital amounts and ratios as of September 30, 2004 and 2003, and December 31, 2003:

	September 30,						December 31,
	2004			2003			2003
	Capital	“Well-capital-ized” Standard	Excess/ (Deficit) Capital	Capital	“Well-capital-ized” Standard	Excess/ (Deficit) Capital	Capital	“Well-capital-ized” Standard	Excess/ (Deficit) Capital
Dollar basis:
Tier 1 leverage capital	$174,402	$112,612	$61,790	$149,027	$87,456	$61,571	$155,431	$94,171	$61,260
Tier 1 risk-based capital	174,402	97,701	76,701	149,027	75,853	73,174	155,431	80,495	74,936
Total risk-based capital	192,153	162,834	29,318	162,892	126,421	36,471	170,531	134,158	36,373
Percentage basis:
Leverage ratio	7.74%	5.00%		8.52%	5.00%		8.25%	5.00%
Tier 1 risk-based capital ratio	10.71	6.00		11.79	6.00		11.59	6.00
Total risk-based capital ratio	11.80	10.00		12.88	10.00		12.71	10.00
Total equity to total assets	7.95			8.68			8.41

To be considered “well-capitalized,” an entity must maintain a leverage ratio of at least 5.0%, a Tier 1 risk-based capital ratio of at least 6.0%, and a total risk-based capital ratio of at least 10.0%. To be “adequately capitalized,” a bank must maintain a leverage ratio of at least 4.0%, a Tier 1 risk-based capital ratio of at least 4.0%, and a total risk-based capital ratio of at least 8.0%. At September 30, 2004, the Company and each of the banking subsidiaries exceeded the minimum levels of all regulatory capital requirements, and were considered “well-capitalized” under regulatory standards.

  Liquidity

Liquidity measures our ability to meet maturing obligations and its existing commitments, to withstand fluctuations in deposit levels, to fund our operations and to provide for clients’ credit needs. Our liquidity principally depends on cash flows from operating activities, investment in and maturity of assets, changes in balances of deposits and borrowings and our ability to borrow funds in the money or capital markets.

Net cash provided by operations was $23.6 million in the nine months ended September 30, 2004 compared to net cash provided by operations of $41.8 million in the prior year period. The net cash provided during the nine months ended September 30, 2004 was impacted by the growth and timing of receipts of interest and cash settlement payments. Net cash outflows from investing activities were $359.8 million in the first nine months of 2004 compared to a net cash outflow of $323.2 million in the prior year period. Cash inflows from financing activities in the first nine months of 2004 were $341.9 million compared to a net inflow of $282.2 million in the first nine months of 2003.

In the event of short-term liquidity needs, our banking subsidiaries may purchase federal funds from correspondent banks and our investment portfolio can be used as a source of liquidity. Additionally, membership in the FHLB System gives the banking subsidiaries the ability to borrow funds from the FHLB for short- or long-term purposes under a variety of programs.

Subject to the waiver of the required notice period upon redemption, our investment in FHLB stock is a source of liquidity for us. At September 30, 2004, we owned $208.1 million of FHLB stock, $207.0 million of which is stock of the FHLB (Chicago). We can elect at any time to sell FHLB stock at par back to the FHLB, excluding the required FHLB stock minimum that needs to be maintained in order to support existing FHLB advances. We are required to maintain a ratio of 20:1 of FHLB borrowings to FHLB stock. As of September 30, 2004, we had $230.6 million dollars in advances from the FHLB ($212.6 million from the FHLB (Chicago) and $18.0 million from the FHLB (Des Moines)). We were required to hold $11.5 million in FHLB stock at September 30, 2004 and the remaining $196.6 million of FHLB stock can be redeemed. FHLB has communicated to us that a substantial amount of stock can be redeemed immediately upon a request by us, however, FHLB can legally require six months advance notice of the stock sale before the stock is actually liquidated for cash at its par value. Alternatively, FHLB can redeem, at any time, any FHLB stock we own, in excess of the required minimum. Currently, we plan to limit our investment in FHLB (Chicago) stock to no more than $207.0 million. The FHLB (Chicago) paid a 6.5% (annualized) dividend in the first, second and third quarters of 2003, a 7.0% (annualized) dividend in the fourth quarter 2003, a 6.5% (annualized) dividend in the first quarter of 2004 and a 6.0% (annualized) dividend in the second and third quarters of 2004. The FHLB (Chicago) recently announced that it will maintain an annualized dividend payment of 6.0% for the fourth quarter 2004.

In a press release dated June 30, 2004, the FHLB (Chicago) announced that it had entered into a written agreement with its regulator agreeing to implement various changes to enhance its risk management, capital management, governance and internal control practices. The FHLB (Chicago) agreed to limit their growth rate as well as maintain a capital ratio of 5.1% versus a regulatory minimum of 4.0%, which may impact the future level of dividends the FHLB (Chicago) may pay, as well as the FHLB (Chicago)’s current practice regarding allowing the immediate redemption of its stock. The Company continues to closely monitor the situation at the FHLB (Chicago) and continues to believe the FHLB (Chicago) stock is a prudent investment for the Company; the Company has no current plans to substantially reduce the size of this investment. In the event the FHLB (Chicago) substantially reduces the dividend payable on its stock, our interest income and, accordingly, our earnings, may be adversely affected. During the third quarter of 2004, dividends received on our investment in FHLB (Chicago) stock represented $3.1 million, or 11%, of our interest income for the quarter.

During the nine months ended September 30, 2004, we increased the level of FHLB advances while the level of brokered deposits decreased. During the first quarter of 2004, our utilization of FHLB advances increased due to new advances obtained to take advantage of the availability of longer maturity advances at lower rates. On September 3, 2004, the Company prepaid a $25.0 million, 4.16% fixed rate FHLB advance that was scheduled to mature on September 4, 2007, and, replaced it on September 29, 2004, with a $25.0 million advance with a coupon of 3.67% scheduled to mature on September 29, 2008.

Our asset/liability policy currently limits our use of brokered deposits to levels no more than 40% of total deposits. As a result of substantial growth in our core deposits, brokered deposits have decreased to 20% of total deposits at September 30, 2004 compared to 31% of total deposits at September 30, 2003. We do not expect our 40% threshold limitation to limit our ability to implement our growth plan.

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

One of two interest rate swaps we have entered into is designated as a fair value hedge of a fixed rate $25.0 million advance from the FHLB (Chicago). We entered into this interest rate swap transaction in 2001 and we agreed to receive a fixed rate in exchange for payment of a 3-month LIBOR floating rate based on an agreed-upon notional amount of $25.0 million. The fair value of the interest rate swap was $1.1 million as of September 30, 2004, a decrease of $976,000 as compared to December 31, 2003.

The Company entered into a $25 million interest rate swap during the third quarter of 2002, swapping the 10-year treasury rate for 3-month LIBOR to serve as an economic hedge of a portion of the Company’s available-for-sale municipal bond securities portfolio. The September 30, 2004 fair market value adjustment on this swap resulted in the trading loss of $859,000 for the nine months ended September 30, 2004, with a corresponding derivative liability of the same amount. This swap does not qualify for hedge accounting treatment pursuant to SFAS No. 133 (“Accounting for Derivative Instruments and Hedging Activities”) and, accordingly, changes in the fair value of the swap are reported in other non-interest income. At September 30, 2004, the carrying value of the trading swap was a liability of $436,000.

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

We have structured our assets and liabilities to mitigate the risk of either a rising or falling interest rate environment. We manage our gap position at the one-year horizon. Depending upon our assessment of economic factors such as the magnitude and direction of projected interest rates over the short- and long-term, we generally operate within guidelines set by our asset/liability management policy and attempt to maximize our returns within an acceptable degree of risk. Our policy states that we shall maintain a rate sensitive assets to rate sensitive liabilities position at the one-year horizon between 70% and 130%. Our position at September 30, 2004 was 96% as compared to 101% at December 31, 2003 and was within the guidelines of our policy. We have continued to maintain our gap position set by our policy guidelines and expect to continue to operate in this manner as long as the general rate structure of the economy and our business opportunities remain consistent. Therefore, generally speaking, a short-term rise in interest rates will positively impact our earnings, while a short-term drop in interest rates would negatively impact our earnings.

Interest rate changes do not affect all categories of assets and liabilities equally or simultaneously. There are other factors that are difficult to measure and predict that would influence the effect of interest rate fluctuations on our income statement. For example, a rapid drop in interest rates might cause our loans to repay at a more rapid pace and certain mortgage-related investments to prepay more quickly than projected. This could mitigate some of the benefits of falling rates that are expected when negatively gapped. Conversely, a rapid rise in rates could give us an opportunity to increase our margins and stifle the rate of repayment on our mortgage-related loans, which would increase our returns. The following tables illustrate our estimated interest rate sensitivity and periodic and cumulative gap positions calculated as of September 30, 2004 and December 31, 2003:

	September 30, 2004 Time to Maturity or Repricing
	0-90 days	91-365 days	1-5 years	Over 5 years	Total
	(dollars in thousands)
Interest-Earning Assets
Net loans	$ 994,287	$127,305	$318,610	$ 17,028	$1,457,230
Investments	46,474	46,892	239,558	259,106	592,030
FHLB stock	208,097	--	--	--	208,097
Fed funds sold	6,946	--	--	--	6,946
Total interest-earning assets	$1,255,804	$174,197	$558,168	$276,134	$2,264,303
Interest-Bearing Liabilities
Interest-bearing demand deposits	$ --	$ --	$ --	$ 89,538	$ 89,538
Savings deposits	22,934	--	--	--	22,934
Money market deposits	841,860	--	--	--	841,860
Time deposits	125,403	146,925	54,879	403	327,610
Brokered deposits	30,606	146,552	121,036	58,182	356,376
Funds borrowed	142,958	93,000	85,600	--	321,558
Total interest-bearing liabilities	$1,163,761	$386,477	$261,515	$148,123	$1,959,876
Cumulative
Rate sensitive assets (RSA)	$1,255,804	$1,430,001	$1,988,169	$2,264,303
Rate sensitive liabilities (RSL)	1,163,761	1,550,238	1,811,753	1,959,876
GAP (GAP=RSA-RSL)	92,044	(120,236)	176,416	304,428
RSA/RSL	107.91%	92.24%	109.74%	115.53%
RSA/Total assets	53.48%	60.90%	84.67%	96.43%
RSL/Total assets	49.56%	66.02%	77.15%	83.46%
GAP/Total assets	3.92%	-5.12%	7.51%	12.96%
GAP/Total RSA	4.06%	-5.31%	7.79%	13.44%

	December 31, 2003 Time to Maturity or Repricing
	0-90 days	91-365 days	1-5 years	Over 5 years	Total
	(dollars in thousands)
Interest-Earning Assets
Net loans	$807,928	$126,498	$269,343	$12,278	$1,216,046
Investments	77,785	94,530	81,997	214,082	468,394
FHLB stock	209,633				209,633
Fed funds sold	45	—	—	—	45
Total interest-earning assets	$1,095,391	$221,028	$351,340	$226,360	$1,894,117
Interest-Bearing Liabilities
Interest-bearing demand deposits	$ —	$ —	$ —	$ 85,083	$ 85,083
Savings deposits	11,352	—	—	—	11,352
Money market deposits	574,214	—	—	—	574,214
Time deposits	134,018	132,709	49,852	—	316,579
Brokered deposits	155,686	161,349	122,980	10,000	450,015
Funds borrowed	84,338	47,000	107,000	—	238,338
Total interest-bearing liabilities	$959,608	$341,058	$279,832	$95,083	$1,675,581
Cumulative
Rate sensitive assets (RSA)	$1,095,391	$1,316,419	$1,667,759	$1,894,119
Rate sensitive liabilities (RSL)	959,608	1,300,666	1,580,498	1,675,581
GAP (GAP=RSA-RSL)	135,783	15,753	87,261	218,538
RSA/RSL	114.15%	101.21%	105.52%	113.04%
RSA/Total assets	55.21%	66.35%	84.06%	95.47%
RSL/Total assets	48.37%	65.56%	79.66%	84.45%
GAP/Total assets	6.84%	0.79%	4.40%	11.01%
GAP/Total RSA	12.40%	1.20%	5.23%	11.54%

The following table shows the impact of immediate 200 and 100 basis point changes in interest rates as of September 30, 2004 and December 31, 2003. The effects are determined through the use of a simulation model based on our interest-earning asset and interest-bearing liability portfolios, assuming the size of these portfolios remains constant from the balance sheet date throughout the one-year measurement period. The simulation assumes that assets and liabilities accrue interest on their current pricing basis. Assets and liabilities then reprice based on their terms and remain at that interest rate through the end of the measurement period. The model attempts to illustrate the potential change in net interest income if the foregoing occurred.

	September 30, 2004			December 31, 2003
	+200 Basis Points	-200 Basis Points	-100 Basis Points	+200 Basis Points	-200 Basis Points	-100 Basis Points
Percentage change in net interest income due to an immediate 200 or 100 basis point change in interest rates over a one-year time horizon	2.4%	(4.3)%	0.0%	4.1%	(9.2)%	(5.9)%

This table shows that if there had been an instantaneous parallel shift in the yield curve of -100 basis points on September 30, 2004, net interest income would remain relatively unchanged over a one-year period. Due to current market interest rates, a -100 basis point shift is presented for September 30, 2004 as a more reasonable illustration of possible rate changes. The measurement of a -200 basis point instantaneous parallel shift in the yield curve at September 30, 2004 would result in a decline in net interest income of 4.3% over a one-year period versus a decline of 9.2% at December 31, 2003. At December 31, 2003, if there had been an instantaneous parallel shift in the yield curve of -100 we would have suffered a decline in net interest income of 5.9%. Conversely, a shift of +200 basis points would decrease net interest income 2.4% over a one-year horizon based on September 30, 2004 balances, as compared to an increase of net interest income of 4.1% measured on the basis of the December 31, 2003 portfolio.

Changes in the effect on net interest income from the presented basis point movements at September 30, 2004, compared to December 31, 2003 are due to the timing and nature of the repricing of rate sensitive assets to rate sensitive liabilities within the one year time frame. The difference in the effect on net interest income at September 30, 2004 as compared to December 31, 2003 is due to the differences in the timing, balances, and current rates versus simulated rates of repricing assets and liabilities.

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

  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by the Company during the quarter ended September 30, 2004 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price paid per Share	(c) Total Number of Shares Purchased as part of publicly announced Plans or Programs	(d) Maximum Number of Shares that may be purchased under the Plans/Program (2)
07/01/04-07/31/04	--	--	--	231,192
08/01/04-08/31/04	--	--	--	231,192
09/01/04-09/30/04	--	--	--	231,192
Total	--	--	--	231,192

(1)	Does not include shares reacquired by the Company in payment of the exercise price and/or withholding taxes in connection with the exercise of certain employee/director stock options.
(2)	The Company’s Board of Directors approved the repurchase by the Company of up to an aggregate of 231,192 shares of its common stock pursuant to the repurchase program that was publicly announced on July 25, 2001 (the “Program”). Unless terminated earlier by the Company’s Board of Directors, the Program will expire when the Company has repurchased all shares authorized for repurchase thereunder.

  Item 3. Defaults upon Senior Securities

None.

  Item 4. Submission of Matters to a Vote of Security Holders

None.

  Item 5. Other Information

None.

  Item 6. Exhibits

(a)	Exhibits.

3.1
Certificate of amendment of the Amended and Restated Certificate of Incorporation of PrivateBancorp, Inc., as amended (filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference).

3.2
Amended and Restated Certificate of Incorporation of PrivateBancorp, Inc., as amended. (filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference).

3.3	Amended and Restated By-laws of PrivateBancorp, Inc. (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004 and incorporated herein by reference).
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

10.1	Lease agreement for banking facility located at 919 North Michigan Avenue, Chicago, Illinois dated July 22, 2004, by and between Palmolive Building Retail LLC, and The PrivateBank and Trust Company.
15.0	Acknowledgment of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.0	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Report of Independent Registered Public Accounting Firm.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

PRIVATEBANCORP, INC.
(Registrant)

	By:	/s/ Ralph B. Mandell
Ralph B. Mandell,
Chairman, President and
Chief Executive Officer

	By:	/s/ Dennis L. Klaeser
Dennis L. Klaeser,
Chief Financial Officer
(principal financial officer)

	By:	/s/ Lisa M. O’Neill
Lisa M. O’Neill,
Controller
(principal accounting officer)
Date: November 5, 2004

EXHIBIT INDEX

3.1
Certificate of amendment of the Amended and Restated Certificate of Incorporation of PrivateBancorp, Inc., as amended (filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference).

3.2
Amended and Restated Certificate of Incorporation of PrivateBancorp, Inc., as amended. (filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference).

3.3	Amended and Restated By-laws of PrivateBancorp, Inc. (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004 and incorporated herein by reference).
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

10.1	Lease agreement for banking facility located at 919 North Michigan Avenue, Chicago, Illinois dated July 22, 2004, by and between Palmolive Building Retail LLC, and The PrivateBank and Trust Company.
15.0	Acknowledgment of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.0	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Report of Independent Registered Public Accounting Firm.

Exhibit 15.0

ACKNOWLEDGEMENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Audit Committee
PrivateBancorp, Inc.

We are aware of the incorporation by reference in the following documents of our report dated November 5, 2004 relating to the unaudited consolidated interim financial statements of PrivateBancorp, that are included in its Form 10-Q for the quarter ended September 30, 2004:

•	Registration Statement (Form S-8 No. 333-104807) pertaining to the PrivateBancorp, Inc. Incentive Compensation Plan and the PrivateBancorp, Inc. Deferred Compensation Plan

•	Registration Statement (Form S-8 No. 333-43830) pertaining to the PrivateBancorp, Inc. Amended and Restated Stock Incentive Plan and the PrivateBancorp, Inc. Savings and Retirement Plan (formerly known as The PrivateBank and Trust Company Savings and Retirement Plan)

•	Registration Statement (Form S-8 No. 333-88289) pertaining to the PrivateBancorp, Inc. Amended and Restated Stock Incentive Plan

/s/ Ernst & Young LLP

Chicago, Illinois
November 5, 2004

Exhibit 31.1
CERTIFICATIONS

I, Ralph B. Mandell, Chairman, President and Chief Executive Officer of PrivateBancorp, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of PrivateBancorp, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and
c)	disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and
b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: November 5, 2004

/s/ Ralph B. Mandell
Ralph B. Mandell
Chairman, President and Chief Executive Officer
PrivateBancorp, Inc.

Exhibit 31.2

CERTIFICATIONS

I, Dennis L. Klaeser, Chief Financial Officer of PrivateBancorp, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of PrivateBancorp, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

a)    designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and
c)    disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)    all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and
b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: November 5, 2004

/s/ Dennis L. Klaeser
Dennis L. Klaeser
Chief Financial Officer
PrivateBancorp, Inc.

Exhibit 32.0

The following certification is provided by each of the undersigned Chief Executive Officer and Chief Financial Officer of PrivateBancorp, Inc. on the basis of such officer’s knowledge and belief for the sole purpose of complying with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

CERTIFICATION

In connection with the Quarterly Report of PrivateBancorp, Inc. (the “Company”) on Form 10-Q for the period ended September 30, 2004 as filed with the Securities and Exchange Commission on November 5, 2004 (the “Report”), the undersigned hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)    The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2)    The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By:	/s/ Ralph B. Mandell
Name:	Ralph B. Mandell
Title:	Chairman, President and
Chief Executive Officer
Date:	November 5, 2004

By:	/s/ Dennis L. Klaeser
Name:	Dennis L. Klaeser
Title:	Chief Financial Officer
Date:	November 5, 2004

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission upon request. This certification accompanies the Report and shall not be treated as having been filed as part of the Report.

Exhibit 99.1

Report of Independent Registered Public Accounting Firm

The Board of Directors and Audit Committee
PrivateBancorp, Inc.

We have reviewed the accompanying consolidated balance sheet of PrivateBancorp, Inc. as of September 30, 2004, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the three and nine month periods ended September 30, 2004 and 2003. These financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of PrivateBancorp, Inc. as of December 31, 2003, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for the year then ended not presented herein, and in our report dated January 16, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ ERNST & YOUNG LLP

Chicago, Illinois
November 5, 2004