Form 10-K
period 2004-12-31
PRIVATEBANCORP INC
filed 2005-03-10
CIK 889936

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

The aggregate market value of the voting common equity of the Registrant held by non-affiliates of the Registrant was approximately $462,407,485 based on the closing price of the common stock of $27.48 on June 30, 2004, as reported by the NASDAQ National Market.

As of March 7, 2005, the Registrant had outstanding 20,404,289 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the 2005 Annual Meeting of Stockholders are incorporated by reference into Part III.

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

We have two banking subsidiaries—The PrivateBank and Trust Company, which we also refer to as The PrivateBank – Chicago, and The PrivateBank, which we also refer to as The PrivateBank – St. Louis. Using the European tradition of “private banking” as our model, we provide our clients with traditional individual and corporate banking services, including a variety of loan and deposit products, and wealth management services. Our goal is to be the primary source of financial products and services for our clients. We strive to develop a valued relationship with our clients, using an experienced team of managing directors, to serve client’s individual and corporate banking needs, and by tailoring our products and services to consistently meet those needs. Our clients consist of individuals, small to medium-size businesses, commercial real estate investors and professionals. On June 15, 2004, we formed a new subsidiary, The PrivateBank Mortgage Company, as a result of our acquisition of Corley Financial Corporation, a Chicago-based mortgage-banking boutique.

Our managing directors are strategically located in eleven locations, all in the Midwestern United States. Currently, we have eight offices in the Chicago metropolitan area. These offices are strategically located in downtown Chicago; the Gold Coast; in the affluent North Shore communities of Wilmette, Winnetka and Lake Forest; in Oak Brook, centrally located in the fast growing west suburban DuPage County; and in St. Charles and Geneva, in the far western Fox Valley area. We currently operate from one location in the St. Louis market where we established The PrivateBank – St. Louis, a federally chartered savings bank, in June 2000. On December 30, 2002, we purchased a controlling interest in a Chicago-based investment adviser, Lodestar Investment Counsel, LLC. In April 2004 the Company announced plans to open a new office in downtown Milwaukee, Wisconsin to be known as The PrivateBank; this office will be open for business in March 2005.

We completed our initial public offering in June of 1999. Since year-end 1999 to December 31, 2004, we have grown our asset base at a compound annual rate of 38% to $2.5 billion. During the same period, loans have grown at a compound annual rate of 33% to $1.7 billion, deposits at a compound annual rate of 33% to $1.9 billion and core deposits at a compound annual rate of 28% to $1.4 billion. Wealth Management assets under management grew at a compound annual rate of 21% to $1.7 billion. Diluted earnings per share (EPS) have grown at a compound annual rate of 42% to $1.30 (split-adjusted) since year-end 1999.

The PrivateBank Approach

•	We are a client-driven organization and believe we have developed a unique approach to private banking designed to provide our clients with superior service. We emphasize personalized client relationships and custom-tailored financial services, complemented by the convenience of technology. We target the affluent segment of the market because we believe that there is significant unmet demand for personalized services within this segment, and also because we believe it offers significant growth potential. The key aspects of our private banking approach are:

•	Personal Relationships. Our approach begins with the development of strong, dedicated relationships with our clients. Clients are matched with a team of individuals headed by a managing director, who is the client’s central point of contact with us. Our 80 managing directors and associate managing directors, who are senior financial professionals, act as the financial partners of our clients, working with them to identify and service their banking needs. By dedicating a team of executives to clients, we are able to build ongoing relationships that allow our managing directors to use their increasing knowledge of the client’s financial history and goals to quickly adapt our services to the client’s individual needs. The purpose of this approach is to give our clients a sense of security and continuity of personal service in their banking relationship. On the basis of this trust and confidence, we then seek to expand the scope of services provided to each client, often including banking needs related to the business affairs of our clients. Satisfied clients provide our most fertile source of new business and new client referrals as well. While we encourage our clients to contact us directly, we also utilize technology to complement and enhance client service. We offer products such as Private NetBanking and Business NetBanking, Master Money debit cards and Private Line Access, our voice-response communication system, to enhance, not replace, personal contact. This technology allows us to afford our clients the convenience of accessing our services from remote locations at any time of day.

Our clients may connect to Trust Plus Online Access, Private NetBanking, and Business NetBanking directly through the Internet. Clients can also connect to PrivateLine Access directly through the telephone. Through Trust Plus Online Access, wealth management clients may access account balance and history information in a read-only format through the Internet. Business NetBanking allows clients to access deposit and loan information, initiate stop payments, initiate bill payments, establish repetitive wire transfers and authorize transactions that clear through the Automated Clearing House (ACH). Currently, clients may:

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

•	Affluent Target Client. In the Chicago, St. Louis and Milwaukee metropolitan areas, we target affluent individuals, professionals, owners of closely-held businesses, and commercial real estate investors with annual incomes in excess of $150,000, because we believe that they have significant unmet demand for personalized financial services. We offer our services to those members of this segment who are focused on building and preserving wealth. Our clients include affluent individuals, professionals, entrepreneurs and their business interests. We target service industries such as the accounting, legal and medical professions, as well as owners of closely-held businesses, commercial real estate investors and corporate executives. We believe that this segment of the market is most suited to our business and that these individuals are most likely to develop long-term relationships with us. Although we generally target individuals with high annual incomes and net worth, we also recognize the growth potential of certain young professionals and extend our services to those individuals whose incomes or net worth do not initially meet our criteria.

•	Customized Financial Services. In taking a long-term relationship approach with our clients, we are able to differentiate our services from the “one-size-fits-all” mentality of many other financial institutions. Our clients use a wide variety of financial services beyond the traditional banking products, and we work with them to identify their particular needs and to develop and shape our services tailored to meet those needs. While we offer a portfolio of banking products, we believe that it is our personalized service that distinguishes us from most of our competitors. We encourage, not discourage, our clients to contact us. We use regular contact as a way to strengthen our relationships, increase services to existing clients and earn referral business.

•	Streamlined Decision-Making Process. Unlike many other banks, we do not have a lengthy chain of command. Our clients generally deal directly with their dedicated managing directors, who are given broad decision-making authority. This allows our managing directors to respond quickly and efficiently to our clients’ needs. We are able to use a streamlined approach because our organization has many qualified, experienced credit officers. Officers with credit approval authority make themselves available on short notice to help consult on or approve credits when time is of the essence. Generally, we use an “on call” approach, rather than structured meetings, to approve credit. As the amount and the complexity of the credit increases, we often use a more traditional approval process.

•	Network of Comprehensive Financial Services. In order to compete with other financial service providers, we rely on a network of professionals in the financial and investment communities with whom we have developed strategic alliances over the years. This enables us to offer our clients a broad array of high quality services. For example, we work with selected investment management firms in providing services to our wealth management clients. Our clients can either maintain their existing investment management relationships when they become wealth management clients, use our subsidiary, Lodestar, or use our approved providers of investment management services. We believe this choice distinguishes our service from the rigid policies set by some of our competitors. We, in turn, assist our clients in selecting a complete package of services best suited to their individual needs without incurring the overhead associated with directly employing diversified portfolio managers. We also have selected strategic partners who provide our clients with a full range of personal and corporate insurance products and on-site securities brokerage services.

Strategy for Growth

We seek to enhance long-term stockholder value through internal growth, expanded product lines and selective geographic expansion. We expect to continue to evaluate possible acquisition candidates and new office locations and we intend to pursue opportunities that we perceive to be attractive to the long-term value of our franchise. Our growth strategy, which relies on our continued development, retention, and expansion of our experienced management group, entails five key components:

•	Developing Our Existing Relationships. An important part of our future growth will be the continued development of our existing client relationships. As the needs of our clients change and grow, we seek to grow with them and continue to provide them with our custom-tailored, flexible services. For example, we strive to follow our clients from the purchase of their homes, through the financing of their own business, to the development and planning of their estate and continuing the relationship tradition with their children and grandchildren. We believe we have a significant opportunity to further develop our existing client relationships in each of our offices. In particular, we seek to develop additional wealth management business through our existing clients.

•	Increasing the Reach of Our Existing Offices. In addition to increasing the services provided to our existing clients, we seek to expand the market presence of our existing offices, particularly in our newer offices. On January 27, 2005, we opened a new banking office in Chicago’s Gold Coast. We believe that the growing need for private banking services in these markets is still largely unmet and we believe there is a significant opportunity to increase our client base in these offices, particularly in the wealth management area. Key to this strategy is attracting quality people. We hope to capitalize on our reputation and the reputations of our managing directors in increasing our market presence. Our managing directors, with their personal and professional contacts in the financial and corporate arenas, have been instrumental in developing our business. We encourage our senior executives to attend and host business receptions, charitable activities and promotional gatherings so that we may interact with our clients in a unique and personal manner. We also hope to grow our business through referrals from our existing clients. Referrals have been a significant source of new business for us. We value this system of networking because it allows us to further develop and strengthen our personal and professional relationships with both new and existing clients.

•	Acquisition of Asset Management Firms. We intend to continue to direct our energies towards building the breadth and depth of our wealth management area. We are very focused on acquiring additional asset management and financial planning capabilities as well as other fee income generating lines of business. As part of this ongoing strategy, we acquired a controlling interest in Lodestar, a Chicago-based investment adviser, in December 2002.

•	Expanding into New Product Lines and Services. Our goal is to be the primary source of financial products and services for our clients. We believe that by broadening our product line and adding financial services not currently offered by us, we should be able to achieve an increase in our franchise value by diversifying our fee income and strengthening of our client relationships. To reach this goal, we intend to consider select acquisitions, joint ventures or strategic alliances with other financial service companies that emphasize quality service and the value of relationships. Our targets are businesses that complement our services and enable us to broaden our product line to better serve our clients and help us develop new client relationships. In June 2004, we formed a new subsidiary, The PrivateBank Mortgage Company, as a result of our acquisition of Corley Financial Corporation. Strategically, we plan to grow our mortgage banking business by increasing the number of mortgage brokers at each of our banking locations. Residential real estate loans originated by The PrivateBank Mortgage Company are either sold or held in the portfolio of our bank subsidiaries.

•	Expanding into New Markets. We believe that the trend toward bank consolidation and centralized decision-making that has created a demand for our private banking services is not unique to Chicago, St. Louis or Milwaukee. In April 2004, we announced plans to open a PrivateBank in Milwaukee, Wisconsin led by prominent banker Jay Williams. As we identify quality people in other markets with over 1 million people in the Midwest that present opportunities for growth and development similar to those in the Chicago, St. Louis, and Milwaukee markets, we will consider selective geographic expansion through possible acquisitions of existing institutions or by establishing new banking offices. As a federal savings bank, The PrivateBank – St. Louis has greater regulatory flexibility in pursuing these geographic expansion opportunities. In January 2005, we received regulatory approval from the Office of Thrift and Supervision to open a banking office in Milwaukee, Wisconsin. This banking office is a bank subsidiary of The PrivateBank – St. Louis. Longer term, we may also consider expansion into selected sunbelt cities in locations such as Florida or Arizona.

The PrivateBank – Chicago and The PrivateBank – St. Louis

We offer banking services to our clients at a personal level. We believe this is not the same as personal banking service. We define private banking as offering banking products and services to our clients when they want it, how they want it and where they want it. We tailor our products and services to fit our clients instead of making our clients fit our products and services. We plan to offer similar services to the clients of our Milwaukee Bank, when it opens. Our services fall into four general categories:

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

•

Wealth Management. Our services include investment management, personal trust and estate services, custodial services, retirement accounts and brokerage and investment services. Our trust personnel work with our clients to define objectives, goals and strategies for their investment portfolios. We assist the client with the selection of an outside investment manager and work to tailor the investment program accordingly. During 1999, we introduced PrivateBank Counselor, an asset allocation program that combines outside professional portfolio management with an investment plan that our wealth management personnel tailor to the individual client’s personal financial goals. Our wealth management and estate account administrators work with our clients and their attorneys to establish their estate plans. We work closely with our clients and their beneficiaries to ensure that their needs are met and to advise them on financial matters. When serving as management agent, trustee or executor, we often structure and periodically monitor the performance of the investment management of our clients’ investment portfolios. We also provide our clients with custodial services for safekeeping of their assets. Consistent with our private banking approach, we emphasize a high level of personal service in our wealth management area, including prompt collection and reinvestment of interest and dividend income, weekly valuation, tracking of tax information, customized reporting and ease of security settlement. We also offer retirement products such as individual retirement accounts, 401(k)’s, IRA rollovers, and administrative services for retirement vehicles such as profit sharing plans and employee stock option plans, as well as a full line of brokerage and investment products. Wealth management services are currently offered at The PrivateBank – St. Louis through the wealth management department of The PrivateBank – Chicago. In December 2002, we acquired a controlling interest in Lodestar, a Chicago-based investment adviser. This acquisition has provided additional sources of revenue in our wealth management segment. On December 20, 2004, Wallace L. Head joined our company as chief executive officer of a new, soon-to-be-created subsidiary, which will include our wealth management and trust business. This subsidiary will include Lodestar as well as our trust company, both of which are now part of The PrivateBank – Chicago.

•	Individual Banking Services. Our typical private banking client has several of the following products: interest bearing checking with credit line, money market deposit accounts, certificates of deposit, ATM/debit card, internet banking, and brokerage accounts. Some of our clients also use the PrivateLine Access telephone banking product. In addition to residential mortgages, we provide clients a variety of secured and unsecured personal loans and lines of credit as well as domestic and international wire transfers and foreign currency exchange. Through our affiliations and contractual arrangements with an independent insurance brokerage firm and a registered securities broker-dealer firm, we offer insurance products and securities brokerage services.

•	Corporate Banking Services. We offer our clients many cash management products & services. Through our Business NetBanking product, clients may perform: real-time balance reporting, daily transaction detail reports including cleared check images, ACH origination with standard entry class codes of PPD, PPD+, CCD and CCD+, Federal and State tax payments, positive pay, free-form and repetitive wire transfers, stop payments, express transfers between PrivateBank accounts, loan payments, bill payments, and interface downloads to Quickbooks and Quicken. We also offer CD ROM imaging of cleared checks, lockbox services with next day images available via the internet, and account reconciliation.

Lending Activities

We provide a full range of commercial, real estate and personal lending products and services to our clients. Our loans are concentrated in six major areas: (1) commercial real estate; (2) commercial; (3) construction; (4) home equity; (5) personal; and (6) residential real estate. We have adopted loan policies that contain general lending guidelines and are subject to review and revision by our board of directors. We extend credit consistent with these comprehensive loan policies.

The goal of our lending program is to meet the credit needs of our diverse client base while using sound credit principles to protect our asset quality. Our business and credit strategy is relationship-

driven and we strive to provide a reliable source of credit, a variety of lending alternatives, and sound financial advice to our clients. When extending credit, our decisions are based upon our client’s ability to repay the loan from non-speculative sources. The quality and integrity of the borrower is crucial in the loan approval process. We monitor the performance of our loan portfolio through regular contact with our clients, continuous portfolio review, careful monitoring of delinquency reports and reliance on our loan review function.

We have retained an independent, outside resource to perform our loan review function, which ensures that our loan review process remains independent of the loan production and administration processes. Our loan reviewer examines individual credits to critique individual problems and the entire portfolio to comment on any systemic weaknesses. The reviewer reports directly to the audit committee of our board of directors on a quarterly basis. The board reviews the report on the adequacy of the allowance for loan losses on a quarterly basis. The methodology for computing the allowance for loan losses includes loan loss provisions based on the loan reviewer’s findings, delinquency trends, historical loan loss experience and current economic trends.

Our legal lending limits, based on our banks’ statements of financial condition, are calculated not to exceed 25% of capital plus unencumbered reserves. At December 31, 2004, The PrivateBank – Chicago’s legal lending limit was $40.2 million and The PrivateBank – St. Louis’s legal lending limit was $2.75 million. A bank’s legal lending limit is the maximum amount of credit that the bank may commit to any one individual or business entity after aggregating all related credit.

In addition to our chief credit officer, certain individuals have been designated acting chief credit officers, credit officers, officers with lending authority, and residential real estate lending officers. No single individual has sole authority to approve a loan. As the size of aggregate credit exposure increases, additional officers are required to approve the loan requests. This serves several purposes: (a) larger credits get more scrutiny, (b) most senior credit officers become involved in the decision- making process for the vast majority of dollars loaned without approving a proportionate number of loan requests, and (c) we become more consistent in administration of credit as credit officers gain a better understanding of our overall portfolio and credit culture.

Our chief credit officer, or his designee, is involved in all credit decisions when the aggregate credit exposure is in excess of $250,000. The loan committee of The PrivateBank – Chicago reviews all credit decisions over $2.5 million and the loan/investment committee of The PrivateBank – St. Louis reviews all credit decisions over $250,000. Prior approval is required for credit exposure in excess of $7.5 million and for all credits related to our board members or our managing directors. Loans are approved at the bank level by a management loan committee or by obtaining the approval of credit officers as required by our loan policies. We believe that this process allows us to be more responsive to our clients’ needs by being able to approve credit without waiting for scheduled committee meetings. We also use management committee meetings to discuss complex credits or when we feel that a particular credit may be informative to everyone in the loan approval process. As a thrift, The PrivateBank – St. Louis is required to maintain a specific percentage of its loan portfolio in qualified residential real estate loans. To address this regulatory requirement, from time to time, The PrivateBank – St. Louis has and intends to continue to purchase qualifying loans from The PrivateBank – Chicago in exchange for loans generated in the St. Louis market that do not meet the criteria for qualified-thrift-loans. We attempt to price sales of loans between the banks so as to allow each bank to achieve equal risk rewards from a yield perspective.

Prior to purchasing any loans, the chief credit officer of The PrivateBank – Chicago will apply the same credit policies and procedures as are followed for any other loan approval. Likewise, The PrivateBank – St. Louis will apply the same lending discipline to loans purchased from The PrivateBank – Chicago as it does for externally generated loans.

The following table sets forth our loan portfolio by category as of December 31, 2004 and 2003:

	December 31, 2004	Percentage of total loans	December 31, 2003	Percentage of total loans
	(dollars in thousands)
Commercial real estate	$855,396	52%	$639,296	52%
Commercial	285,336	17%	181,062	15%
Construction	219,180	13%	162,878	13%
Home equity	119,115	7%	94,726	8%
Personal	83,746	5%	77,154	6%
Residential real estate	90,590	6%	69,541	6%

Total loans	$1,653,363	100%	$1,224,657	100%

Commercial Real Estate Loans. Our commercial real estate portfolio is comprised of loans secured by various types of collateral; 15% of the portfolio is secured by 1-4 family housing units located in the Chicago metropolitan area; 18% is secured by multi-family real estate; 15% is secured by construction and land developments and 26% is secured by other types of commercial real estate collateral including commercial and service businesses owned by clients. The remainder of the portfolio is comprised of loans secured by industrial developments, warehouses, or retail centers.

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

Our lines of credit typically are limited to a percentage of the value of the assets securing the line, and priced by a floating rate formula. In general, lines of credit are reviewed annually and are supported by accounts receivable, inventory and equipment. Depending on the risk profile of the borrower, we may require periodic aging of receivables, and inventory and equipment listings to verify the quality of the borrowing base prior to advancing funds. Our term loans are also typically secured by the assets of our clients’ businesses. Term loans typically have maturities between one to five years, with either floating or fixed rates of interest. Commercial borrowers are required to provide updated personal and corporate financial statements at least annually. Letters of credit are an important product to many of our clients. We issue standby or performance letters of credit, and can service the international needs of our clients through correspondent banks. We use the same underwriting standards for letters of credit as we do for funded loans.

Our credit approval process for commercial loans is comprehensive. We typically review the current and future cash needs of the borrower, the business strategy, management’s ability, the strength of the collateral, and the strength of the guarantors. While our loan policies have guidelines for advances on different types of collateral, we establish eligible asset values on a case-by-case basis for each borrower. Our officer on the account must be able to validate his or her position during the approval process.

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

At December 31, 2004 our commercial loan portfolio totaled $285.3 million. The Company tracks this portfolio by the portion that is secured by collateral and the portion that is unsecured. At December 31, 2004, $278.5 million of the total commercial loan portfolio was secured and $6.8 million was unsecured.

Residential Real Estate Loans. Our residential real estate portfolio consists primarily of first and second mortgage loans for 1-4 unit residential properties. We do not generally originate long-term fixed rate loans for our own portfolio due to interest rate risk considerations. However, we do originate these loans for sale into the secondary market. On June 15, 2004, we formed a new subsidiary, The PrivateBank Mortgage Company, as a result of our acquisition of Corley Financial Corporation. The majority of the loans originated by The PrivateBank Mortgage Company are sold into the secondary market; otherwise the loans are purchased by one of the subsidiary banks and held in the respective loan portfolios. The PrivateBank – St. Louis also originates residential real estate loans for sale in the secondary market. For our own portfolio, we originate ARM loans typically structured with 30-year maturities and initial rates fixed for between one to five years with annual repricing beyond the initial term.

Our credit review process mirrors the standards set by traditional secondary market sources. We review appraised value and debt service ratios, and we gather data during the underwriting process in accordance with the various laws and regulations governing residential real estate lending. Our real estate appraisal policy sets specific standards for valuing residential property.

Following the establishment of The PrivateBank Mortgage Company, we have begun to enter into forward mandatory commitments to sell mortgage loans. We have not sought to establish contractual arrangements to sell a pipeline of loan originations. Rather, we tend to sell mortgage loans on a loan-by-loan best efforts basis to certain mortgage investors. Our policy is to obtain prior approval from secondary market sources regarding the planned loan sale before we commit to originate any fixed-rate residential mortgage loans.

We believe that we have a competitive advantage in our ability to offer financing for our clients who have non-traditional income sources or require large mortgage loans. We have developed secondary market sources for mortgages, including several able to provide financing in amounts in excess of $1.0 million per loan. By offering our own ARM loans, we can offer credit to individuals who are self-employed or have significant income from partnerships or investments. The secondary market often will not take the time or will be unable to make exceptions for otherwise qualified borrowers. We also have experience in making loans to qualified borrowers secured by co-ops. Co-op loans are not conventional mortgage loans and are by their nature difficult to sell. However, due to the nature of the Company’s business, the banks tend to make jumbo loans secured by higher priced properties, and we believe the resale market for co-op properties in this category is generally similar to higher-end condominium and fee-simple residential properties. We believe that we are one of a limited number of financial institutions in the Chicago area making these loans.

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

Investment Activities

The Bank maintains an actively managed investment portfolio intended to maximize risk-adjusted total return, provide liquidity, enhance net interest margin, and improve the quality of the Bank’s asset/liability position. We invest primarily in mortgage-backed securities and collateralized mortgage obligations (“CMOs”) backed by U.S. agencies such as Fannie Mae and Freddie Mac, bank-qualified tax-exempt obligations of state and local political subdivisions, and the common stock of the FHLB (Chicago). We also may invest in corporate debt or other securities as permitted by our investment policy. More than 90% of the bond portfolio is rated either “AAA” by S&P or “Aaa” by Moody’s, as it is our stated intent to take very little credit risk in the investment portfolio.

When evaluating the effectiveness of our investment strategy, we employ a methodology that focuses on the total return of the portfolio over reasonably long periods of time such as one, three and five years. The investment portfolio is managed by the Bank’s Investment Officer, and he reviews the portfolio management activities and financial results with the investment committee of the board of directors.

As currently structured, the investment portfolio attempts to manage the bank’s net asset/liability position by countering the interest rate risk characteristics of the loan portfolio. Most of the loans on the balance sheet are either floating-rate or have very short maturities. If interest rates change, these assets will reprice very quickly. Overall, the investment portfolio has a longer duration than the loan portfolio, which has the effect of making the bank’s net interest rate risk position more neutral.

At December 31, 2004 our investment in FHLB (Chicago) was $207.0 million. On January 11, 2005 we redeemed $20.0 million of our FHLB (Chicago) stock to take advantage of increasing yields available in other earning assets, which reduced our investment to $187.0 million. Currently, we plan to limit our investment in FHLB stock to no more than $187.0 million. We closely monitor the activities of FHLB (Chicago), and continue to believe the FHLB (Chicago) stock is a prudent investment for our company. Management has conducted extensive research and due diligence on the FHLB (Chicago) and such due diligence is ongoing. Management updates the investment committee routinely on the results of its due diligence, which includes a periodic review of the financial condition of the FHLB (Chicago).

The dividend paid by the FHLB (Chicago) on its stock is not guaranteed and may increase or decrease in the future. For example, during 2004, certain other Federal Home Loan Banks for various reasons substantially reduced the amount of their dividend or, in one case, suspended the payment of dividends. The Bank can elect at any time to redeem FHLB stock at par, excluding the minimum of $12.5 million that is required to support FHLB advances. The FHLB (Chicago) has communicated to the Bank that generally the stock will be redeemed immediately upon request within a relatively short period of time; however, the FHLB (Chicago) has the right to require six months advance notice of such planned sale before the liquidation at par actually occurs. For more information concerning this investment please see the “Liquidity” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

In addition, we have made investments in the communities surrounding our banking offices as a part of our community reinvestment program. In 2003, The PrivateBank – Chicago committed to a multi-year program of investment in the Chicago Community Reinvestment Fund of $3 million and to the Chicago Equity Fund of $2 million. These groups focus on rebuilding and revitalizing Chicago neighborhoods through tax credit incentives. We have also purchased participations in pools of loans from Neighborhood Housing Services (NHS). NHS is a not-for-profit organization that helps provide affordable housing to low- and moderate-income residents in the Chicago area. We also purchased $5.3 million in mortgage backed securities, which are comprised of CRA eligible loans from within the Bank’s assessment area. In helping to create a market for these loans, we believe we have taken steps to encourage origination of CRA eligible loans by many financial organizations within our surrounding communities.

Additional Chicago community development activities in 2004 included over $132 million in community development lending. These loans are designed to create and develop affordable housing in low to moderate income areas found within our communities or to support stabilization and revitalization in economically stressed neighborhoods. Additionally, CRA qualified grants or contributions by The PrivateBank – Chicago grew by 20% in 2004 compared to 2003. Finally, The PrivateBank – Chicago managers and staff donated more than 1,300 hours to CRA qualified organizations (a 68% increase over 2003) and more than 1,550 hours to other not-for-profit community organizations (a 264% increase over 2003). Chicago personnel continued strong support of Operation Hope’s Financial Literacy Program in the Chicago Public Schools and the Tax Assistance Program (TAP) to help low income citizens complete their tax returns. Volunteer work in the TAP helped return more than $115,000 in 2004 tax refunds to this group.

In 2004, The PrivateBank – St. Louis continued to expand its CRA program through a combination of a focus on small business lending and an ongoing effort to work with community housing organizations in the St. Louis area. Small business lending emphasized financing new housing construction and the rehabilitation of existing housing in low and moderate income census tracts. For example, The PrivateBank – St.Louis partnered with a minority developer to purchase land and construct eight town homes in the Gaslight Square area of St. Louis, a revitalization zone now experiencing a renaissance. In addition to being a 50% owner of the project, The PrivateBank –St. Louis is also the construction lender. The project broke ground in January 2005.

Executive management of The PrivateBank – St.Louis has taken a leadership role in several community housing and small business assistance organizations. Our managing directors currently serve on the Board of Directors for several of these assistance organizations. The PrivateBank –St. Louis was also the first local bank to commit to the Ways to Work Program, which provides loans to low and moderate-income borrowers to finance the purchase of automobiles.

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

•	data on economic conditions;

•	current interest rate outlook;

•	current forecast on loans and deposits;

•	mix of interest rate sensitive assets and liabilities;

•	bank liquidity position;

•	investment portfolio purchases and sales;

•	status of our FHLB (Chicago) investment; and

•	other matters as presented.

ALCO is also responsible for monitoring compliance with our investment policy. On a monthly basis, ALCO presents asset liability management reporting to the investment committee of the board of directors who reviews the portfolio of reports we prepare for our board of directors and all the decisions made by ALCO affecting net interest income.

Wealth Management

Within our Wealth Management Business Unit, we provide investment management, fiduciary and general wealth management services. These services are provided primarily to high net worth individuals and families. Our investment management services include active and passive strategies using individual marketable securities as well as funds and other commingled vehicles. Our fiduciary services include personal trust and estate administration, guardianship administration, retirement plan and account administration, and custodial services. Our wealth management services include investment planning, assisting with the selection and oversight of external investment managers, and financial planning services. We also provide certain brokerage services.

Our wealth management and investment management personnel work with our clients to help them define their investment objectives, goals and constraints, and develop appropriate investment strategies. We help clients decide whether to utilize internally implemented passive investment strategies or external investment managers. We have chosen to make external investment managers available to our clients, thereby providing them opportunities for better manager diversification than if they were restricted to using only internal investment management services. We also allow our clients to designate specific investment managers, thereby enabling them to maintain existing relationships they may have within the financial community. We help clients electing to use external investment managers with the selection of those managers, and we then monitor the managers’ ongoing performance. This process sometimes is conducted pursuant to PrivateBank Counselor, an asset allocation program that combines outside professional portfolio management with an investment plan that is tailored to the individual client’s personal financial goals.

Our wealth management and fiduciary personnel work with our clients and their attorneys to help them develop and implement their estate plans. Fiduciary personnel administering trusts and estates work closely with beneficiaries to ensure that their needs are met and to advise them on financial matters. For example, as fiduciaries of a trust or estate, our responsibilities may include:

•	administering the account pursuant to the applicable document and governing laws;

•	collecting, holding and valuing assets;

•	structuring and monitoring investment portfolios;

•	paying debts, expenses and taxes;

•	distributing property;

•	advising beneficiaries; and

•	preparation of tax returns.

In addition to administrating accounts related to trusts and estates, we also administer:

•	investment agency accounts;

•	guardianship accounts;

•	Section 1031 exchange accounts; and

•	custodial accounts.

We also provide our clients with custodial services for the safekeeping of their assets.

Consistent with our private banking approach, we emphasize a high level of personal service throughout our Wealth Management Department, including prompt responses to client inquiries, the daily collection and investment of interest and dividend income, daily or weekly valuations, tracking of tax information, customized reporting, and prompt security settlement. We also administer individual retirement accounts, 401(k) plans, profit sharing plans and employee stock option plans.

Wealth management services are currently offered at The PrivateBank – St. Louis through the Wealth Management Department of The PrivateBank – Chicago.

In December 2002, The PrivateBank – Chicago acquired a controlling interest in Lodestar Investment Counsel, LLC, a Chicago-based investment adviser. Lodestar applies an active investment management philosophy to equity, fixed income and balanced accounts for clients of The PrivateBank as well as its own investment management clients who do not receive other wealth management services from The PrivateBank. Lodestar manages accounts primarily for high net-worth individuals and families, retirement plans and charitable organizations with investable assets in excess of $1.0 million, and shares a similar focus on highly personalized client service. Lodestar operates independent of the Wealth Management Department of The PrivateBank – Chicago.

We seek to continue to grow our entire wealth management business through referrals from managing directors and other personnel within The PrivateBank, referrals from other professional advisors to wealthy individuals and families, referrals from our existing client base, and direct business development efforts of personnel in the Wealth Management Department. On a consolidated basis, the Wealth Management Department had responsibility for approximately $1.7 billion in assets at December 31, 2004. This total included $1.1 billion under management within the Wealth Management Department, $648.8 million under management by Lodestar, and $455.4 million in custody-only accounts.

The following table shows the breakdown of these assets by account classification and related gross revenue for the twelve months ended December 31, 2004:

	At or for the twelve months ended December 31, 2004
Account Type	Market Value	Revenue
	(in thousands)
Lodestar	$648,805	$3,698
Personal trust—managed	362,190	2,096
Agency—managed	267,110	1,603
Custody	455,364	811
Employee benefits—managed	71,806	108
Less trust assets managed by Lodestar(1)	(77,796)

Total	$1,727,479	$8,316

(1)	These account assets are included in personal trust – managed balances as well as Lodestar balances. The revenues related to these assets are allocated between personal trust – managed and Lodestar based on the services provided.

We have chosen to outsource some of the investment management aspect of our wealth management business so that we may offer our clients diversity and flexibility of investment representation and to allow us to impartially evaluate investment performance. This structure also allows our clients to independently designate one or more specific advisors enabling them to maintain existing relationships they may have within the financial community. If the client does not have such a relationship in place, we help them select an investment management firm to best service their needs. Based on the client’s investment strategy and objectives and the account attributes, one or more investment managers will be selected from a group of approved advisors. We continue to direct our energies towards building the breadth and depth of our wealth management area and intend to pursue further acquisitions of asset management firms similar to the 2002 acquisition by The PrivateBank –Chicago of an 80% interest in Lodestar.

We recognized trust fee revenue of approximately $2.2 million during 2004 from wealth management services provided for those clients where a third-party investment manager is utilized, including Lodestar. In 2004, we paid $1.0 million to third-party investment managers. The fees we pay to third-party investment managers are included in the professional fees category of non-interest expense. Of our third-party investment managers, only Lodestar individually managed more than 5% of our total Wealth Management assets under management as of December 31, 2004.

We have established controls over our trust activities to safeguard the assets of our clients against operational and administrative risk. We have a system of internal controls that is designed to keep our operating risk at appropriate levels. Our system of internal controls includes policies and procedures relating to authorization, approval, documentation, and monitoring of transactions. Administrative risk involves potential losses associated with our performance of fiduciary responsibilities to clients. To manage this risk, we have established corporate policies and procedures to ensure that obligations to clients are discharged faithfully and in compliance with applicable legal and regulatory requirements. These policies and procedures provide guidance and establish standards related to the creation, sale, and management of investment products, trade execution, and counterparty selection.

Competition

We do business in the highly competitive financial services industry. Our geographic market is primarily the greater Chicago, St. Louis, and Milwaukee metropolitan areas. The financial services industry is comprised of commercial banks, thrifts, credit unions, investment banks, brokerage houses, money managers, and other providers of financial products and services. These firms compete with us for one or more of the following: loans, deposits, wealth management services, or investment products. Some of these firms have business units that promote themselves as “private banks.” The typical private banking competitor is a unit of a large commercial bank catering to the upper echelon of that bank’s customer base.

We view ourselves as the only private bank in the Chicago, St. Louis, and Milwaukee markets focused solely on offering an extended range of traditional banking and wealth management products to affluent professionals, entrepreneurial individuals and their business interests. While our products may be similar to those of our competitors, we attempt to distinguish ourselves by emphasizing consistent delivery of the superior levels of personal service and responsiveness desired by our clients.

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

Employees

As of December 31, 2004, we had approximately 261 full-time equivalent employees, including 7 full-time Lodestar employees. The salaries of all of our employees are paid by either The PrivateBank – Chicago, The PrivateBank – St. Louis, or The PrivateBank Mortgage Company, with the exception of certain employees who perform services for the Holding Company, whose salaries are partially paid by PrivateBancorp.

We provide our employees with a comprehensive program of benefits, some of which are on a contributory basis, including comprehensive medical and dental plans, life insurance plans, and a 401(k) plan. We consider our relationship with our employees to be good.

Available Information

Our Internet address is www.pvtb.com. We make available at this Internet address, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

SUPERVISION AND REGULATION

General

Banking is a highly regulated industry. The following is a summary of several applicable statutes and regulations. However, these summaries are not complete, and you should refer to the statutes and regulations for more information. Also, these statutes and regulations are likely to change in the future, and we cannot predict what effect these changes, if made, will have on our operations. Finally, please remember that the supervision, regulation and examination of banks and bank holding companies by bank regulatory agencies are intended primarily for the protection of customers rather than stockholders of banks and bank holding companies.

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

For bank holding companies, Tier 1, or “core,” capital consists of:

•	common stockholders’ equity;

•	qualifying noncumulative perpetual preferred stock;

•	qualifying cumulative perpetual preferred stock (subject to some limitations); and

•	minority interests in the common equity accounts of consolidated subsidiaries.

less:

•	goodwill; and

•	specified intangible assets

•	interest-only strips receivables; and

•	non-financial equity investments

Tier 2, or “supplementary,” capital consists of:

•	the allowance for loan and lease losses;

•	perpetual preferred stock and related surplus;

•	hybrid capital instruments;

•	unrealized holding gains on equity securities;

•	perpetual debt and mandatory convertible debt securities;

•	term subordinated debt, including related surplus; and

•	intermediate-term preferred stock, including related securities.

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

As of December 31, 2004, we had regulatory capital in excess of the Federal Reserve’s well-capitalized requirements. Our total risk-based capital ratio at December 31, 2004 was 11.29% and our leverage ratio was 7.71%.

Acquisitions. The BHC Act requires prior Federal Reserve approval for, among other things, the acquisition by a bank holding company of direct or indirect ownership or control of more than 5% of the voting shares or substantially all the assets of any bank, or for a merger or consolidation of a bank holding company with another bank holding company. With limited exceptions, the BHC Act prohibits a bank holding company from acquiring direct or indirect ownership or control of voting shares of any company which is not a bank or bank holding company and from engaging directly or indirectly in any activity other than banking or managing or controlling banks or performing services for its authorized subsidiaries. A bank holding company may, however, engage in or acquire an interest in a company that engages in activities which the Federal Reserve has determined, by regulation or order, to be so closely related to banking or managing or controlling banks as to be a proper incident thereto, such as owning and operating a savings association, performing functions or activities that may be performed by a trust company, owning a mortgage company, or acting as an investment or financial advisor. The Federal Reserve, as a matter of policy, may require a bank holding company to be well-capitalized at the time of filing an acquisition application and upon consummation of the acquisition. Under the BHC Act and Federal Reserve regulations, we are prohibited from engaging in tie-in arrangements in connection with an extension of credit, lease, sale of property, or furnishing of services. That means that, except with respect to traditional banking products, we may not condition a client’s purchase of one of our services on the purchase of another service. The passage of the Gramm-Leach-Bliley Act, however, allows bank holding companies to become financial holding companies. Financial holding companies do not face the same prohibitions to entering into certain business transactions that bank holding companies currently face. See the discussion of the Gramm-Leach-Bliley Act below.

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

Ownership Limitations. Under the Illinois Banking Act, any person who acquires more than 10% of our stock may be required to obtain the prior approval of the commissioner of the Illinois Department of Financial and Professional Regulation (the “Commissioner”). Under the Change in Bank Control Act, a person may be required to obtain the prior regulatory approval of the Federal Reserve before acquiring the power to directly or indirectly control the management, operations or policies of PrivateBancorp or before acquiring control of 10% or more of any class of our outstanding voting stock.

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

Bank Regulation

The PrivateBank – Chicago is subject to supervision and examination by the Illinois Department of Financial and Professional Regulation and, as a non-member, FDIC-insured bank, to supervision and examination by the Federal Deposit Insurance Corporation (“FDIC”). As an affiliate of The PrivateBank – Chicago, we are also subject to examination by the Department of Financial and Professional Regulation. The PrivateBank – Chicago is a member of the FHLB (Chicago). The Federal Deposit Insurance Act (“FDIA”) requires prior FDIC approval for any merger and/or consolidation by or with another depository institution, as well as for the establishment or relocation of any bank or branch office. The FDIA also gives the FDIC the power to issue cease and desist orders. A cease and desist order could either prohibit a bank from engaging in certain unsafe and unsound bank activities or could require a bank to take certain affirmative action. The FDIC also supervises compliance with the federal laws and regulations which, in addition to several other mandates, place restrictions on loans by FDIC-insured banks to an executive officer, director or principal shareholder of the bank, the bank holding company which owns the bank, and any subsidiary of such bank holding company. The FDIC also examines The PrivateBank – Chicago for its compliance with statutes that restrict and, in some cases, prohibit certain transactions between a bank and its affiliates. Among other provisions, these laws place restrictions upon:

•	extensions of credit to the bank holding company and any non-banking affiliates;

•	the purchase of assets from affiliates;

•	the issuance of guarantees, acceptances or letters of credit on behalf of affiliates; and

•	investments in stock or other securities issued by affiliates or acceptance thereof as collateral for an extension of credit.

Also, The PrivateBank – Chicago is subject to restrictions with respect to engaging in the issuance, underwriting, public sale or distribution of certain types of securities and to restrictions upon:

•	the nature and amount of loans which it may make to a single borrower (and, in some instances, a group of affiliated borrowers);

•	the nature and amount of securities in which it may invest;

•	the amount of investment in The PrivateBank – Chicago premises; and

•	the manner in and extent to which it may borrow money.

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

In addition to the foregoing, the ability of PrivateBancorp and The PrivateBank – Chicago to pay dividends may be affected by the various minimum capital requirements and the capital and non-capital standards established under the Federal Deposit Insurance Corporation Improvements Act of 1991 (“FDICIA”), as described below.

Federal Reserve System. The PrivateBank – Chicago is subject to Federal Reserve regulations requiring depository institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve regulations generally require 3% reserves on the first $47.6 million of transaction accounts plus 10% on the remainder. The first $7.0 million of otherwise reservable balances (subject to adjustments by the Federal Reserve) are exempted from the reserve requirements. The PrivateBank – Chicago is in compliance with that requirement.

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

Prompt Corrective Action. FDICIA requires the federal banking regulators, including the Federal Reserve and the FDIC, to take prompt corrective action with respect to depository institutions that fall below minimum capital standards and prohibits any depository institution from making any capital distribution that would cause it to be undercapitalized. Institutions that are not adequately capitalized may be subject to a variety of supervisory actions, including restrictions on growth, investment activities, capital distributions and affiliate transactions, and will be required to submit a capital restoration plan which, to be accepted by the regulators, must be guaranteed in part by any company having control of the institution (for example, the company or a stockholder controlling the company). In other respects, FDICIA provides for enhanced supervisory authority, including greater authority for the appointment of a conservator or receiver for critically under-capitalized institutions. The capital-based prompt corrective action provisions of FDICIA and its implementing regulations apply to FDIC-insured depository institutions. However, federal banking agencies have indicated that, in regulating bank holding companies, the agencies may take appropriate action at the holding company level based on their assessment of the effectiveness of supervisory actions imposed upon subsidiary insured depository institutions pursuant to the prompt corrective action provisions of FDICIA. Also, under FDICIA, insured depository institutions with assets greater than $500 million at the beginning of a fiscal year, must submit an annual report for that year, including financial statements and a management report, to each of the FDIC, any appropriate federal banking agency, and any appropriate bank supervisor. The PrivateBank – Chicago had assets of more than $500 million at the beginning of fiscal year 2004, and must therefore provide an annual report as required by FDICIA.

As of December 31, 2004, PrivateBancorp, Inc. and each of its subsidiaries had capital in excess of the requirements for a “well-capitalized” institution under the prompt corrective action provisions of FDICIA.

Insurance of Deposit Accounts. Under FDICIA, as FDIC-insured institutions, The PrivateBank –Chicago and The PrivateBank – St. Louis are required to pay deposit insurance premiums based on the risk they pose to the Bank Insurance Fund (“BIF”) and the Savings Association Insurance Fund, respectively. The FDIC has authority to raise or lower assessment rates on insured deposits in order to achieve statutorily required reserve ratios in the insurance funds and to impose special additional assessments. Each depository institution is assigned to one of three capital groups: “well capitalized,” “adequately capitalized” or “undercapitalized.” Within each capital group, institutions are assigned to one of three supervisory subgroups: “A” (institutions with few minor weaknesses), “B” (institutions which demonstrate weaknesses which, if not corrected, could result in significant deterioration of the institution and increased risk of loss to BIF), and “C” (institutions that pose a substantial probability of loss to BIF unless effective corrective action is taken). Accordingly, there are nine combinations of capital groups and supervisory subgroups to which varying assessment rates would be applicable. An institution’s assessment rate depends on the capital category and supervisory category to which it is assigned. During 2004, The PrivateBank – Chicago paid deposit insurance premiums in the aggregate amount of $214,069. During 2004, The PrivateBank – St. Louis paid deposit insurance premiums in the aggregate amount of $77,116.

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

The PrivateBank – Chicago was assigned a “satisfactory” rating in September 2003 a result of its last CRA examination. The PrivateBank – St. Louis was assigned a “satisfactory” rating in June 2001 as a result of its last CRA examination.

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

Compliance with Consumer Protection Laws. The PrivateBank – Chicago is subject to many federal consumer protection statutes and regulations including the CRA, the Truth in Lending Act, the Truth in Savings Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Real Estate Settlement Procedures Act and the Home Mortgage Disclosure Act. Among other things, these acts:

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

The PrivateBank – St. Louis. The PrivateBank – St. Louis is a federally chartered savings bank. Accordingly, it is governed by and subject to extensive regulation, examination and supervision by the Office of Thrift Supervision (“OTS”), and is required to comply with the rules and regulations of the OTS under the Home Owners’ Loan Act (“HOLA”). As a federally chartered savings bank, The PrivateBank – St. Louis has greater flexibility in pursuing interstate branching than an Illinois state bank. Due to its ability to establish branches in other states, it is anticipated that The PrivateBank – Wisconsin will be established as a branch office of The PrivateBank – St. Louis. Thus, The PrivateBank – Wisconsin will be subject to the same regulation and supervision as The PrivateBank – St. Louis. The activities of The The PrivateBank – St. Louis are also governed by the FDIA. The FDIC has back-up regulatory authority over The PrivateBank – St. Louis. Although The PrivateBank – St. Louis has a different primary federal regulator from The PrivateBank – Chicago, most, if not all, of the federal statutes and regulations applicable to The PrivateBank – Chicago are also applicable to The PrivateBank – St. Louis. The PrivateBank – St. Louis is a member of the Federal Home Loan Bank (“FHLB”) of Des Moines and may be subject to examination by the FHLB of Des Moines.

Under such regulation and supervision, The PrivateBank – St. Louis is required to file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to establishing branches or entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. In addition, The PrivateBank – St. Louis is required in situations to either apply to or provide notice to the OTS before declaring a dividend. The OTS also conducts periodic examinations to test The PrivateBank – St. Louis’s compliance with various regulatory and safety and soundness requirements. This regulation and supervision establishes a comprehensive framework of supervision and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including discretion with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the OTS, the FDIC or the Congress, could have a material adverse impact on us, The PrivateBank – St. Louis and our operations.

The PrivateBank – St. Louis is also required to be a qualified thrift lender (“QTL”). The HOLA requires savings institutions to meet a QTL test, under which the institution is required to either qualify as a “domestic building and loan association” under the Internal Revenue Code or maintain at least 65% of its “portfolio assets” (total assets less (1) specified liquid assets up to 20% of total assets; (2) intangibles, including goodwill; and (3) the value of property used to conduct business) in certain “qualified thrift investments,” (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least nine months out of each twelve-month period. A savings institution that fails the QTL test is subject to certain operating restrictions, such as not being able to retain or operate out-of-state branches, and may be required to convert to a bank charter. In meeting the QTL test, The PrivateBank – St. Louis may be assisted by The PrivateBank – Chicago through the purchase by The PrivateBank – St. Louis of certain mortgage loans from The PrivateBank – Chicago.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES

LITIGATION REFORM ACT OF 1995

This report contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ materially from those predicted in forward-looking statements. Factors which might cause such a difference include, but are not limited to, fluctuations in market rates of interest and loan and deposit pricing; greater than anticipated deterioration in asset quality due to a prolonged economic downturn in the greater Chicago, St. Louis and Milwaukee metropolitan areas; legislative or regulatory changes; adverse developments or changes in the composition of our loan or investment portfolios; changes in the current redemption practices of the FHLB (Chicago) relating to its stock; unexpected difficulties in integrating or operating the mortgage banking business; unanticipated construction or other delays relating to our new office to be located in Milwaukee, Wisconsin; significant increases in competition; difficulties in identifying attractive acquisition opportunities or strategic partners to complement our private banking approach and the products and services we offer; the possible dilutive effect of potential acquisitions or expansion, and our ability to raise new capital as needed and the timing, amount and type of such capital raises. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

EXECUTIVE OFFICERS

The following persons serve as executive officers of PrivateBancorp:

Ralph B. Mandell (64), a director since 1989, is a co-founder of PrivateBancorp and The PrivateBank – Chicago. A director of The PrivateBank – Chicago and a director of The PrivateBank – St. Louis, he has served as Chairman and Chief Executive Officer of PrivateBancorp and The PrivateBank – Chicago since 1994 and assumed the additional title of President of both entities in March 1999. From inception until 1994, Mr. Mandell had the title of Co-Chairman. Prior to starting The PrivateBank – Chicago and PrivateBancorp, Mr. Mandell was the Chief Operating Officer of First United Financial Services, Inc., from 1985 to 1989, and served as its President from 1988 to 1989. First United, a company that was traded on the NASDAQ National Market, was sold to First Chicago Corporation in 1987. He also served as President of Oak Park Trust & Savings Bank from 1985 until 1988. Prior thereto, Mr. Mandell had served as Executive Vice President of Oak Park Trust & Savings Bank since 1979.

Gary S. Collins (46) has been a Managing Director of The PrivateBank – Chicago since 1991, and in 2001 was elected Co-Vice Chairman of The PrivateBank – Chicago. Prior to joining The PrivateBank, he served as Senior Vice President at First Colonial Bancshares of Avenue Bank of Oak Park and before that, Senior Vice President at First Bank of Oak Park, formerly known as Oak Park Trust and Savings Bank. Mr. Collins is a graduate of DePaul University with a B.S. in Finance. In the past, he has served as Director of the Illinois Mortgage Bankers Association and Chairman of the Loan Committee of the Oak Park Development Corporation.

Richard C. Jensen (59) has been a Director since January 2000. Mr. Jensen has been a Managing Director of The PrivateBank – Chicago since November 1999. He became Chairman, Chief Executive Officer and a Managing Director of The PrivateBank – St. Louis upon receipt of its banking charter in June 2000. From May 1998 until joining us, Mr. Jensen served as Chairman and Chief Executive Officer of Missouri Holding, Inc. From March to May 1998, he served as President and Chief Executive Officer of Royal Banks of Missouri. For the previous 18 years, Mr. Jensen served in various executive positions with National Bank and its predecessor, Boatmen’s Bank, in St. Louis.

Hugh H. McLean (46) has been Co-Vice Chairman of The PrivateBank – Chicago since 2001 and a Managing Director of The PrivateBank – Chicago since 1996. He serves as head of the The PrivateBank – Chicago suburban offices. Prior to joining the bank, he served as a regional manager with Firstar Bank Illinois and its predecessor from 1990 to 1996, and as head of a commercial banking division at American National Bank and Trust Company in Chicago from 1987 to 1990, where he was employed from 1980 to 1990.

James A. Ruckstaetter (58) has been a Managing Director since 1999 and the Chief Credit Officer of The PrivateBank – Chicago since January 2000. His diverse experience includes credit and loan administration, commercial lending and residential real estate lending. Mr. Ruckstaetter’s career spans 30 years including various executive positions with leading Chicago area financial institutions. From January 1998 until June 1999, he was President and CEO of Pan American Bank, a community bank on the west side of Chicago. From September 1994 to December 1997, Mr. Ruckstaetter served as a Senior Vice President Relationship Manager at Bank of America.

Dennis L. Klaeser (47) was named Chief Financial Officer of PrivateBancorp and Chief Financial Officer and Managing Director of The PrivateBank – Chicago on April 1, 2003. Prior to joining the Company, Mr. Klaeser was a senior research analyst with Robert W. Baird & Co. since mid-2002. From 2000 until mid-2002, he was managing director and head of the US Financial Institutions Group at Andersen Corporate Finance, a division of Arthur Andersen LLP. From 1994 until 2000, Mr. Klaeser served in various capacities at First Union Securities (previously EVEREN

Securities), including managing director of EVEREN’s financial institutions group from 1997 until 1999, and following First Union’s acquisition of EVEREN, as managing director of the bank group from 1999 until 2000.

William A. Goldstein (64) is the President of Lodestar Investment Counsel, LLC, and Managing Director of the Company, and has over 40 years of experience in the investment industry. Mr. Goldstein was appointed to the Board of Directors of The PrivateBank – Chicago in January 2003 and elected a Director of PrivateBancorp in April 2003. Prior to founding Lodestar in 1989, he was a Principal in the founding of Burton J. Vincent, Chesley & Co. where he served as Executive Vice President and Director. In 1983 the firm was acquired by Prescott, Ball & Turben (a subsidiary of Kemper Corporation). There Mr. Goldstein was Chairman and Director of Prescott Asset Management, and President of Selected Special Shares, a publicly traded mutual fund.

John B. Williams (53) has been a director since April 2004, and serves as Managing Director and Chief Executive Officer of The PrivateBank – Wisconsin. Mr. Williams was president of U.S. Bank Wisconsin from 2000 through 2003. For the previous 30 years, Mr. Williams held various positions with U.S. Bank and its predecessors Firstar and First Wisconsin. Mr. Williams also serves on the board of directors of United Way of Greater Milwaukee, Boys and Girls Clubs of Greater Milwaukee and YMCA of Metropolitan Milwaukee, Medical College of Wisconsin, Southeastern Wisconsin Professional Baseball Park District, United Performing Arts Foundation and Wisconsin Tax Payers Alliance.

Wallace L. Head (54), a director of The PrivateBank – Chicago since December 2004, was named Chairman and Chief Executive Officer and a Managing Director of a soon-to-be created subsidiary of PrivateBancorp, which will include its wealth management and trust business. Mr. Head served as the President and Chief Operating Officer of Family Office Exchange LLC, from 2002 until joining The PrivateBank – Chicago. Previously, he was Senior Vice President and Chief Executive Officer of the Strong Private Client Business unit at Strong Capital Management, Inc. beginning in 1999. From 1992 until 1999, he was a Managing Director at Sanford C. Bernstein & Co., establishing a new Chicago office providing discretionary investment management and related investment planning services to high net worth individuals and families, foundations and endowments. Mr. Head founded Head/Ellerman, Inc. in 1980, a consulting firm that provided comprehensive personal financial planning services to corporate executives and other individuals. After Head/Ellerman, Inc. was acquired by Arthur Andersen & Co. in 1983, Mr. Head became a tax partner and national director of individual tax and financial advisory services at Anderson and served in that capacity until 1992. He began his career in 1976 with the former Continental Illinois National Bank & Trust Co. (now Bank of America) in the bank’s personal financial planning division.

James F. Brady (57), was named Managing Director of The PrivateBank Mortgage Company in June of 2004 following the acquisition of Corley Financial Corporation. Mr. Brady served as President and was an owner of Corley Financial Corporation from 1987 until acquisition date. From 1983 to 1986, he served as Principal of The Newtrend Group, a company developing venture capital and specializing in banking software. Before joining The Newtrend Group, he held various management positions with General Electric Company in the United States, Europe and Canada beginning in 1970. Mr. Brady received his M.B.A. from the University of Chicago and his B.S.degree from Fordham University.

ITEM 2.	PROPERTIES

We currently have ten physical banking locations, in addition to the space occupied by each of Lodestar and The PrivateBank Mortgage Company. We have a variety of renewal options in each of our properties and certain rights to secure additional space. The main offices of PrivateBancorp and The PrivateBank – Chicago are located in the central business and financial district of Chicago. We lease 43,058 square feet comprising the entire second, fifth, seventh, eighth, ninth and tenth floors and part of the eleventh floor of a building located at Ten North Dearborn Street. This lease expires on or about August 31, 2006. Late in 2004, we announced that we signed a long term 77,381 sq. ft. lease at 70 West Madison Street, Chicago. We will relocate our headquarters and Loop banking office to that location during 2006.

We established a north suburban office in the affluent North Shore area located at 517 Green Bay Road, Wilmette, Illinois, in October 1994. We lease approximately 5,300 square feet on the first floor of a commercial building. This lease expires on June 30, 2006 with three one year options to renew.

In January 1997, we opened a third office of The PrivateBank – Chicago in rapidly growing, west suburban DuPage County at 1603 West Sixteenth Street, Oak Brook, Illinois. We lease approximately 4,200 square feet on the first floor of a two-story office building. This lease expires on December 14, 2006.

In January 2000, we opened our Fox Valley office at 24 South Second Street, St. Charles, Illinois. We purchased this building from Towne Square Realty in June of 2002. The office currently pays rent to us.

In May 2001, we opened a second office in the Fox Valley area at the Herrington Train Station at 308 Crescent Place in Geneva, Illinois. We lease approximately 1,700 square feet within the commuter station building. This lease expires March 1, 2006.

The PrivateBank – St. Louis office is located at 1401 South Brentwood Boulevard, St. Louis, Missouri. We lease approximately 16,508 square feet in total on the first and second floors of a commercial building. This lease expires on February 4, 2009. In 2004, the Bank signed an amendment to this lease for an additional 2,576 square feet of space included in this total.

Our offices in Lake Forest and Winnetka, Illinois, were both acquired as part of the purchase of Johnson Bank Illinois. Our Lake Forest office is on the first floor of a two-story office building located at 920 South Waukegan Road, Lake Forest, Illinois. The lease is for approximately 9,400 square feet and expires on June 30, 2006. Our Winnetka office leases approximately 5,100 square feet and is located at 1000 Green Bay Road, Winnetka, Illinois. Effective June 30, 2003, management exercised the first of three possible options to extend the lease to June 30, 2008 on the same terms, covenants and conditions as the base lease.

Lodestar leases approximately 4,759 square feet in a building located at 208 South LaSalle Street in downtown Chicago. The lease expires on December 31, 2007.

The PrivateBank Mortgage Company leases approximately 4,183 square feet in a building located at 640 North LaSalle in downtown Chicago. The lease expires on June 29, 2007.

In July of 2004, The PrivateBank – Chicago leased approximately 4,800 square feet of space at 919 N. Michigan Avenue located in the historic Palmolive Building in Chicago’s Gold Coast neighborhood. The initial term of the lease is fourteen years.

In November of 2004, The PrivateBank – Wisconsin leased approximately 12,920 square feet of permanent space at 743 Water Street in downtown Milwaukee. The Bank currently occupies 2,500 square feet of temporary space until the buildout is complete later this year. The initial term of the lease is ten years.

ITEM 3.	LEGAL PROCEEDINGS

The PrivateBank – Chicago is one of the named defendants in the matter of G. George Fox v. North Federal Savings Bank and The PrivateBank (Case No. 03 L 006102) filed in May 2003 and now pending in the Law Division of the Circuit Court of Cook County, Illinois. The suit asserts various claims resulting from the alleged wrongful dishonor by the bank of a $400,000 cashier’s check drawn on the bank and made payable to the plaintiff in May 2000 as earnest money for a proposed real estate transaction involving a client of the bank. The plaintiff claims damages in excess of $150,000 plus interest, costs and attorneys’ fees. This matter continues in litigation, and the Company cannot reasonably estimate potential liability, if, any, that the Company may incur in connection with this matter. However, management does not expect the ultimate resolution of this matter to materially impact the Company’s financial condition or results of operation.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the NASDAQ National Market under the symbol “PVTB.” As of March 7, 2005, we had approximately 295 holders of record of our common stock. The table below sets forth the intra-day high and low sales prices of our common stock as reported by NASDAQ for the periods indicated (on a split-adjusted basis).

	High	Low
2004
First Quarter	$27.740	$21.130
Second Quarter	29.500	25.025
Third Quarter	32.550	25.510
Fourth Quarter	34.760	26.640

2003
First Quarter	$13.834	$10.875
Second Quarter	14.050	11.375
Third Quarter	19.570	13.515
Fourth Quarter	23.635	16.450

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

Cash Dividends Per Share
2004
First Quarter	$0.03
Second Quarter	0.03
Third Quarter	0.03
Fourth Quarter	0.03

2003
First Quarter	$0.02
Second Quarter	0.02
Third Quarter	0.02
Fourth Quarter	0.02

The following table provides information about purchases by the Company during the quarter ended December 31, 2004 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price paid per Share	(c) Total Number of Shares Purchased as part of publicly announced Plans or Programs	(d) Maximum Number of Shares that may be purchased under the Plans/Program(2)
10/01/04-10/31/04	—	—	—	231,192
11/01/04-11/30/04	6,000	$32.27	6,000	225,192
12/01/04-12/31/04	—	—	—	225,192

Total	6,000	$32.27	6,000	225,192

(1)	Does not include shares reacquired by the Company in payment of the exercise price and/or withholding taxes in connection with the exercise of certain employee/director stock options.
(2)	The Company’s Board of Directors approved the repurchase by the Company of up to an aggregate of 231,192 shares of its common stock pursuant to the repurchase program that was publicly announced on July 25, 2001 (the “Program”). Unless terminated earlier by the Company’s Board of Directors, the Program will expire when the Company has repurchased all shares authorized for repurchase thereunder.

ITEM 6.	SELECTED FINANCIAL DATA

The following table summarizes certain selected consolidated financial and other data of PrivateBancorp at or for the periods indicated. The balance sheet and statement of income data are derived from our December 31, 2004 consolidated financial statements that have been audited by Ernst & Young LLP for the years ended 2004, 2003, and 2002. This information should be read in conjunction with our audited consolidated financial statements and related notes included pursuant to Item 8 of this report. See “Index to Consolidated Financial Statements” on page F-1.

	Year Ended December 31,
	2004(1)	2003(1)	2002(1)	2001(1)	2000(1)
	(dollars in thousands, except per share data)
Selected Statement of Income Data:
Interest income:
Loans, including fees	$79,499	$62,793	$52,560	$50,975	$48,633
Securities	33,571	24,633	19,156	14,377	7,455
Federal funds sold and interest-bearing deposits	40	68	126	244	1,058

Total interest income	113,110	87,494	71,842	65,596	57,146

Interest expense:
Interest-bearing demand deposits	548	553	636	923	869
Savings and money market deposit accounts	12,462	6,425	7,328	11,365	13,711
Brokered deposits and other time deposits	17,960	16,934	16,014	17,291	14,635
Funds borrowed	6,659	4,502	5,325	6,327	4,116
Long term debt—trust preferred securities	1,939	1,940	1,939	1,731	—

Total interest expense	39,568	30,354	31,242	37,637	33,331

Net interest income(12)	73,542	57,140	40,600	27,959	23,815
Provision for loan losses	4,399	4,373	3,862	3,179	1,690

Net interest income after provision for loan losses	69,143	52,767	36,738	24,780	22,125

Non-interest income:
Wealth management income	8,316	6,630	2,878	2,671	2,292
Mortgage banking income	2,856	3,474	2,248	319	—
Other income	3,029	2,323	1,955	1,038	785
Securities gains	968	1,759	11	2,095	92
(Losses) on interest rate swap	(870)	(238)	(943)	—	—

Total non-interest income	14,299	13,948	6,149	6,123	3,169

Non-interest expense:
Salaries and employee benefits	26,027	20,856	13,979	9,111	8,174
Severance charge	—	—	—	—	562
Occupancy expense, net	5,671	5,564	4,891	4,158	2,987
Data processing	2,009	1,528	1,509	1,295	820
Marketing	2,521	2,527	1,648	1,208	1,202
Professional fees	5,054	4,672	3,689	2,939	2,135
Goodwill amortization	—	—	—	824	731
Insurance	919	700	455	354	303
Other operating expenses	3,473	4,297	2,436	2,763	1,692

Total non-interest expense	45,674	40,144	28,607	22,652	18,606

Minority interest expense	270	193	—	—	—

Income before income taxes	37,498	26,378	14,280	8,251	6,688

Income tax provision	10,503	7,309	3,273	2,051	2,263

Net income	$26,995	$19,069	$11,007	$6,200	$4,425

Per Share Data(2):
Basic earnings	$1.37	$1.12	$0.75	$0.44	$0.32
Diluted earnings	1.30	1.06	0.71	0.43	0.31
Dividends	0.12	0.08	0.05	0.04	0.03
Book value (at end of period)	9.51	8.47	5.78	4.32	3.91

Selected Financial Condition Data (at end of period):
Total securities(3)	$763,985	$669,262	$487,020	$332,933	$172,194
Total loans	1,653,363	1,224,657	965,641	780,771	598,724
Total assets	2,535,817	1,984,923	1,543,413	1,176,768	829,509
Total deposits	1,872,635	1,547,359	1,205,271	850,495	670,246
Funds borrowed	414,519	219,563	209,954	231,488	96,879
Long-term debt—trust preferred securities	20,000	20,000	20,000	20,000	—
Total stockholders’ equity	194,073	166,956	89,092	62,304	54,249
Wealth management assets under management	1,727,479	1,494,881	1,239,779	722,713	777,800

	Year Ended December 31,
	2004(1)		2003(1)		2002(1)		2001(1)		2000(1)
	(dollars in thousands, except per share data)
Selected Financial Ratios and Other Data:
Performance Ratios:
Net interest margin(4)(12)	3.63%		3.62%		3.44%		3.27%		3.63%
Net interest spread(5)	3.37		3.43		3.25		2.87		3.02
Non-interest income to average assets	0.64		0.80		0.47		0.64		0.45
Non-interest expense to average assets(10)	2.06		2.32		2.17		2.37		2.64
Net overhead ratio(6)(10)	1.41		1.51		1.70		1.73		2.19
Efficiency ratio(7)(10)(12)	49.53		54.09		57.63		63.17		65.76
Return on average assets(8)(10)	1.22		1.10		0.83		0.65		0.63
Return on average equity(9)(10)	14.96		15.43		15.17		10.59		8.81
Fee income to total revenue (12),(13)	16.18		17.86		14.85		12.59		11.44
Dividend payout ratio	8.98		7.39		6.27		8.39		10.43

Asset Quality Ratios:
Non-performing loans to total loans	0.15%		0.09%		0.14%		0.41%		0.24%
Non-accrual loans to total loans	0.07		0.00		0.08		0.09		0.00
Allowance for loan losses to:
Total loans	1.15		1.23		1.20		1.06		1.02
Non-performing loans	751		1,124		828		262		423
Net charge-offs to average total loans	0.04		0.08		0.07		0.15		0.18
Non-performing assets to total assets	0.10		0.06		0.09		0.27		0.17

Balance Sheet Ratios:
Loans to deposits	88.3%		79.1%		80.1%		91.8%		89.3%
Average interest-earning assets to average interest-bearing liabilities	114.1		110.5		107.9		109.8		112.2

Capital Ratios:
Average equity to average assets	8.12%		7.13%		5.50%		6.13%		7.13%
Total risk-based capital ratio	11.29		12.71		8.29		9.71		8.15
Tier 1 risk-based capital ratio	10.24		11.59		6.91		8.18		6.47
Leverage ratio	7.71		8.25		5.47		6.64		5.54

Ratio of Earnings to Fixed Charges(11):
Including deposit interest	1.95	x	1.88	x	1.46	x	1.22	x	1.20	x
Excluding deposit interest	5.36		5.12		2.97		2.02		2.62

(1)	Audited by Ernst & Young LLP. 2001 and prior year results audited by Arthur Andersen LLP.
(2)	Per share data has been adjusted to reflect the 2-for-1 dividend of our common stock effective May 31, 2004.
(3)	For all periods, the entire securities portfolio was classified “Available for Sale.”
(4)	Net interest income, on a tax equivalent basis, divided by average interest-earning assets.
(5)	Yield on average interest-earning assets less rate on average interest-bearing liabilities.
(6)	Non-interest expense less non-interest income divided by average total assets.
(7)	Non-interest expense divided by the sum of net interest income, on a tax equivalent basis, plus non-interest income.
(8)	Net income divided by average total assets.
(9)	Net income divided by average common equity.
(10)	2000 performance ratios presented in the table above include a third quarter one-time severance and recruitment of new executive officers charge of $562 (pre-tax) and $377 (after-tax).
(11)	In computing the ratio of earnings to fixed charges: (a) earnings have been based on income before income taxes and fixed charges, and (b) fixed charges consist of interest and amortization of debt discount and expense including amounts capitalized and the estimated interest portion of rents.

(Footnotes continued on next page)

(12)	We adjust GAAP reported net interest income by the tax equivalent adjustment amount (assuming a 34% tax rate) to account for the tax attributes on federally tax exempt municipal securities. For GAAP purposes, tax benefits associated with federally tax exempt municipal securities are recorded as a benefit in income tax expense. The following table reconciles reported net interest income to net interest income on a tax equivalent basis for the periods presented:

	Reconciliation of net interest income to net interest income on a tax equivalent basis
	For the Year Ended December 31,
	2004	2003	2002	2001	2000
	(in thousands)
Net interest income	$73,542	$57,140	$40,600	$27,959	$23,815
Tax equivalent adjustment to net interest income	4,381	3,134	2,894	1,777	885

Net interest income, tax equivalent basis	$77,923	$60,274	$43,494	$29,736	$24,700

(13)	Wealth management, mortgage banking & other income as a percentage of the sum of net interest income and wealth management, mortgage banking & other income.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

PrivateBancorp was organized as a Delaware corporation in 1989 to serve as the holding company for a Chicago-based de novo (start-up) bank. Our flagship downtown Chicago location opened in 1991. We expanded to Wilmette in north suburban Cook County in 1994 and the Oak Brook facility in west suburban DuPage County was established in 1997. We established the St. Charles office in January 2000, in connection with our purchase of Towne Square Financial Corporation (a company which was in the process of forming a de novo, or start-up bank) on August 3, 1999. On February 11, 2000, we consummated our acquisition of Johnson Bank Illinois adding two additional locations in Lake Forest and Winnetka, Illinois. During the second quarter 2000, we received regulatory approval to create a new banking subsidiary and on June 23, 2000, PrivateBancorp capitalized The PrivateBank – St. Louis. In May 2001, The PrivateBank – Chicago opened a second branch in the Fox Valley area in Geneva, Illinois. In December 2002, The PrivateBank – Chicago acquired an 80% controlling interest in Lodestar Investment Counsel LLC, a Chicago-based investment adviser with $648.8 million of assets under management at December 31, 2004. On June 15, 2004, the Company formed a new subsidiary, The PrivateBank Mortgage Company, as a result of the acquisition of Corley Financial Corporation, a Chicago based mortgage banking firm. On July 27, 2005, the Company opened a new Chicago banking office in the historic Palmolive Building at the corner of North Michigan Avenue and Walton Place in Chicago’s affluent Gold Coast neighborhood. The Company plans to open a new banking office in Wisconsin to operate as The PrivateBank at 743 N. Water Street in downtown Milwaukee in the third quarter of 2005. The PrivateBank – Wisconsin will commence operations in a temporary location in March 2005.

We completed our initial public offering in June of 1999. Since year-end 1999 to December 31, 2004, we have grown our asset base at a compound annual rate of 38% to $2.5 billion. During the same period, loans have grown at a compound annual rate of 33% to $1.7 billion, deposits at a compound annual rate of 33% to $1.9 billion and core deposits at a compound annual rate of 28% to $1.4 billion. Wealth Management assets under management grew at a compound annual rate of 21% to $1.7 billion. Diluted earnings per share (EPS) have grown at a compound annual rate of 42% to $1.30 (split-adjusted) since year-end 1999.

For financial information regarding our four separate lines of business, The PrivateBank – Chicago, The PrivateBank – St. Louis, Wealth Management Services and Holding Company Activities, see “Operating Segments Results” beginning on page 47 and “Note 2—Operating Segments” to our consolidated financial statements as of and for the year ended December 31, 2004, included on page F-13.

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

Critical Accounting Policies

Generally accepted accounting principles are complex and require management to apply significant judgment to various accounting, reporting and disclosure matters. Management must use assumptions and estimates to apply these principles where actual measurements are not possible or practical. Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements included herein. Reference should also be made to our significant accounting policies set out in the notes to consolidated financial statements, beginning on page F-8. Below is a discussion of our critical accounting policies. These policies are critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements. Actual results could differ from those estimates. Management has reviewed the application of these policies with the Audit Committee of the Company’s Board of Directors.

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

Management adjusts the allowance for loan losses by recording a provision for loan losses in an amount sufficient to maintain the allowance at the level determined appropriate. Loans are charged-off when deemed to be uncollectible by management. We believe that the allowance for loan losses is adequate to provide for estimated probable credit losses inherent in our loan portfolio. The allowance for loan losses as a percentage of total loans was 1.15% as of December 31, 2004 compared to 1.23% as of December 31, 2003.

Goodwill and Intangible Assets

During 2001, The PrivateBank – Chicago recorded approximately $12.2 million in goodwill in connection with the Johnson Bank Illinois acquisition. During 2002, the Company recorded $8.4 million of goodwill and $2.5 million in customer intangibles in connection with the acquisition of Lodestar. During 2004, the Company recorded $1.3 million of goodwill in connection with the acquisition of Corley Financial Corporation. Intangible assets are amortized over an estimated useful life of 15 years. Effective January 1, 2002, the Company adopted FAS No. 142, which requires that goodwill and intangible assets that have indefinite lives no longer be amortized but be reviewed for impairment annually, or more frequently if certain indicators arise. Prior to the adoption of FAS No. 142, goodwill was being amortized using the straight-line method over a period of 15 years. The Company did not incur any goodwill impairment in 2002 in adopting FAS 142. An annual impairment test of goodwill is performed each year by the Company. Impairment losses on recorded goodwill will be recorded as operating expenses.

Goodwill at December 31, 2004 was $20.5 million and $19.2 million at December 31, 2003. Amortization expense related to the Lodestar customer intangible assets is expected to be recorded in the amount of $168,000 each year for 15 years. The customer intangible balance as of December 31, 2004 was $2.2 million.

CONSOLIDATED RESULTS OF OPERATIONS

Net Income

Our net income for the year ended December 31, 2004 was $27.0 million, or $1.30 per diluted share, compared to $19.1 million, or $1.06 per diluted share, for the year ended December 31, 2003. Our 2004 diluted earnings per share increased 23% as compared to the prior year earnings per share. Net income for the year ended December 31, 2003 was $19.1 million, or $1.06 per diluted share, compared to $11.0 million, or $0.71 per diluted share, for the year ended December 31, 2002. Our 2003 earnings per share increased 49% as compared to the prior year earnings per share.

The increase in net income for 2004 is primarily attributable to growth in the balance sheet, particularly increases in loans, which were funded by growth in deposits and stabilization of our net interest margin. Increased fee income, mainly from increases in wealth management revenue, also contributed to the improvement in net income during 2004.

The increase in earnings from operations for 2003 as compared to 2002 is primarily attributable to growth in the balance sheet, particularly in loans and investment securities, funded by growth in deposits and improvement in our net interest margin. Increased fee income, mainly from increases in wealth management revenue, and income from the sale of residential real estate loans in the secondary market, also contributed to the improvement in income.

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

Net interest income was $73.5 million for the year ended December 31, 2004, compared to $57.1 million for 2003, an increase of 29%. Net interest income is affected by both the volume of assets and liabilities held and the corresponding rates earned and paid. The increase in net interest income for 2004 is primarily attributable to growth in earning assets. Average earning assets for 2004 were $2.1 billion compared to $1.6 billion for 2003, an increase of 31%. Our net interest margin (on a tax equivalent basis) was 3.63% for the year ended December 31, 2004 compared to 3.62% for the prior year.

During 2004, increased volumes of interest earning assets at higher rates were offset by increased interest rates on liabilities. Our cost of funds was greater during 2004 than 2003, 2.11% compared to 2.03%, respectively, and our earning assets yielded 5.48% in 2004 compared to 5.46% in 2003. Non-interest bearing funds impact net interest margin since they represent non-interest bearing sources of funds that are deployed in interest bearing assets. Non-interest bearing funds positively impacted net interest margin by 0.26% at December 31, 2004 and by 0.19% at December 31, 2003.

During 2004, our net interest margin was impacted by increases in the costs of our average interest bearing liabilities throughout the year. We lengthened the maturity of funding sources, with a resulting increase in our cost of funds. The increase in cost of funds was primarily due to increases in money market deposit rates, some of which are tied to prime, as well as higher rates paid on short-term borrowings and Federal Home Loan Bank advances. The increase in our cost of funds was partially offset by improvements in our yield on earnings assets, which were positively impacted by the increases in the prime rate of interest. Approximately two-thirds of the loan portfolio is indexed to the prime rate of interest or otherwise adjusts with other short-term interest rates. The rising interest rate environment that we experienced in 2004 increased the impact of our non-interest bearing funds on our overall net interest margin and also offset the decline in net interest spread on a year-over-year basis.

Net interest income was $57.1 million for the year ended December 31, 2003, compared to $40.6 million for 2002, an increase of 41%. The increase in net interest income for 2003 was primarily attributable to growth in earning assets. Average earning assets for 2002 were $1.6 billion compared to $1.3 billion for 2002, an increase of 23%. Our net interest margin (on a tax equivalent basis) was 3.62% for the year ended December 31, 2003, compared to 3.44% for the prior year.

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

A changing interest rate environment has an effect on our net interest margin. A large portion of our loan portfolio is based on floating interest rates and may reprice faster than our deposits and floating rate borrowings. For 2005, we expect our net interest margin to decrease slightly if interest rates remain unchanged. We expect to renew our maturing funding sources at higher rates than what we are currently recognizing. Margin also will be compressed because of reduced dividends on our investment in FHLB (Chicago) stock. The Company’s annualized yield on this investment was 6.0% for the fourth quarter 2004, and will be a maximum of 5.5% for the first quarter 2005. In the event the FHLB (Chicago) substantially reduces the dividend payable on its stock, our interest income and, accordingly, our earnings, may be adversely affected. During the fourth quarter of 2004, dividends received on our investment in FHLB (Chicago) stock represented $3.2 million, or 9.5%, of our interest income on a tax equivalent basis, for the quarter. We closely monitor the activities of the FHLB (Chicago), and continue to believe the FHLB (Chicago) stock is a prudent investment for the Company. We expect our net interest margin to remain stable or improve slightly if market interest rates increase relative to 2004 levels. Alternatively, if market interest rates decrease, we expect our net interest margin to experience pressure.

The following table presents a summary of our net interest income and related net interest margin, calculated on a tax equivalent basis (dollars in thousands):

	Year Ended December 31,
	2004			2003			2002
	Average Balance(1)	Interest	Rate	Average Balance(1)	Interest	Rate	Average Balance(1)	Interest	Rate
Federal funds sold and other short-term investments	$2,358	$40	1.68%	$6,348	$68	1.06%	$2,822	$126	4.47%
Investment securities:
Investment securities: taxable	505,438	23,501	4.61	410,023	17,463	4.22	272,076	13,282	4.88
Investment securities: non-taxable	212,873	14,451	6.79	148,203	10,303	6.95	119,408	8,768	7.34
Loans, net of unearned discount(2)	1,404,296	79,499	5.60	1,082,403	62,793	5.75	858,783	52,560	6.07

Total earning assets	$2,124,965	$117,491	5.48%	$1,646,977	$90,627	5.46%	$1,253,089	$74,736	5.93%

Deposits—interest bearing:
Interest-bearing demand accounts	$90,888	$548	0.56%	$74,926	$553	0.74%	$57,242	$636	1.11%
Savings and money market deposits	722,923	12,462	1.73	496,607	6,425	1.29	410,522	7,328	1.78
Time deposits	712,399	17,960	2.59	722,991	16,934	2.34	537,296	16,014	2.97

Total interest-bearing deposits	1,526,210	30,970	2.02	1,294,524	23,912	1.85	1,005,060	23,978	2.39
Funds borrowed	315,718	6,659	2.07	175,452	4,502	2.53	136,292	5,325	3.85
Long term debt—trust preferred securities	20,000	1,939	9.70	20,000	1,939	9.70	20,000	1,939	9.70

Total interest bearing liabilities	$1,861,928	$39,568	2.11%	$1,489,976	$30,353	2.03%	$1,161,352	$31,242	2.68%

Tax equivalent net interest income(3)		$77,923			$60,274			$43,494

Non-interest-bearing demand accounts	$151,588			$103,073			$74,743
Net interest spread(4)			3.37%			3.43%			3.25%
Net interest margin(3)(5)			3.63			3.62			3.44

(1)	Average balances were generally computed using daily balances.
(2)	Non-accrual loans are included in the average balances and do not have a material effect on the average yield. Interest on non-accruing loans was not material for the periods presented.
(3)	We adjust GAAP reported net interest income by the tax-equivalent adjustment amount (assuming a 34% tax rate) to account for the tax attributes on federally tax exempt municipal securities. The total tax equivalent adjustment reflected in the above table is approximately $4,381,000, $3,134,000, and $2,894,000, in the years ending 2004, 2003 and 2002, respectively. For GAAP purposes, tax benefits associated with federally tax-exempt municipal securities are recorded as a benefit in income tax expense. The following table reconciles reported net interest income to net interest income on a tax equivalent basis for the periods presented:

	Reconciliation of net interest income to net interest income on a tax equivalent basis
	For the Year Ended December 31,
	2004	2003	2002
	(in thousands)
Net interest income	$73,542	$57,140	$40,600
Tax equivalent adjustment to net interest income	4,381	3,134	2,894

Net interest income, tax equivalent basis	$77,923	$60,274	$43,494

(4)	Yield on average interest-earning assets less rates on average interest-bearing liabilities.
(5)	Net interest income, on a tax-equivalent basis, divided by average interest-earning assets.

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

	Year Ended December 31,
	2004 Compared to 2003				2003 Compared to 2002
	Change due to rate	Change due to volume	Change due to mix	Total change	Change due to rate	Change due to volume	Change due to mix	Total change
	(dollars in thousands)
Federal funds sold and other short-term investments	$39	$(42)	$(25)	$(28)	$(96)	$158	$(120)	$(58)
Investment securities: taxable	1,585	4,028	425	6,038	(1,797)	6,735	(757)	4,181
Investment securities: non-taxable(1)	(244)	4,496	(104)	4,148	(466)	2,114	(113)	1,535
Loans, net of unearned discount	(1,666)	18,521	(149)	16,706	(2,716)	13,574	(625)	10,233

Total tax-equivalent interest income(1)	(286)	27,003	147	26,864	(5,075)	22,581	(1,615)	15,891

Interest bearing deposits	2,285	4,280	493	7,058	(5,415)	6,907	(1,558)	(66)
Funds borrowed	(801)	3,550	(592)	2,157	(1,798)	1,508	(533)	(823)
Trust preferred securities	—	—	—	—	—	—	—	—

Total interest expense	1,484	7,830	(99)	9,215	(7,213)	8,415	(2,091)	(889)

Net tax-equivalent interest income(1)	$(1,770)	$19,173	$246	$17,649	$2,138	$14,166	$476	$16,780

(1)	Interest income on tax-advantaged investment securities reflects a tax-equivalent adjustment based on a marginal federal corporate tax rate of 34%. The total tax equivalent adjustment reflected in the above table is approximately $4,381,000, $3,134,000, and $2,894,000, in the years ending 2004, 2003 and 2002.

Provision for Loan Losses

We provide for an adequate allowance for loan losses that are probable and reasonably estimable in the portfolio. The provision for loan losses reflects management’s latest assessment of the inherent losses in the loan portfolio. Our allowance for probable loan losses is reassessed monthly to determine the appropriate level of the reserve. Our analysis is influenced by the following factors: the volume and quality of loans and commitments in the portfolio, loss experience, and economic conditions. A discussion of the allowance for loan losses and the factors on which provisions are based begins on page 50.

The changes recorded in the components of the allowance for loan losses resulted in a provision for loan losses of $4.4 million for the year ended December 31, 2004, even with 2003 levels and up from $3.9 million in 2002. We continued to experience strong loan growth, principally in commercial real estate and construction loans, however our credit quality remained strong. The provision expense remained flat in 2004 compared to 2003 due to several factors. The improved credit quality of certain borrowers reduced the level of specific reserves. This was offset by strong loan growth. Net charge-offs for the year ended December 31, 2004 were $513,000 compared to $858,000 for the year ended December 31, 2003 and $583,000 during 2002.

Non-interest Income

	For the Year Ended December 31,
	2004	2003	2002
	(in thousands)
Wealth management fee revenue	$8,316	$6,630	$2,878
Mortgage banking income	2,856	3,474	2,248
Banking and other services	2,153	1,798	1,354
Bank owned life insurance	876	525	601

Total banking, wealth management, mortgage banking and other income	$14,201	$12,427	$7,081

Non-interest income increased by $351,000 or 3%, to $14.3 million for the year ended December 31, 2004 compared to $13.9 million for the year ended December 31, 2003. The growth in non-interest income in 2004 includes the recognition of net investment securities gains of $968,000 during 2004, compared to gains of $1.8 million in the prior year period. The fair market value adjustment on a $25.0 million 10-year for 3-month LIBOR interest rate swap resulted in trading losses of $870,000 for the year ended December 31, 2004, compared to losses of $238,000 in the prior year period. Banking and other services income increased by $355,000 over the prior year due to growth in the Company.

Wealth management fee income totaled $8.3 million for 2004, an increase of $1.7 million, or 25%, from 2003 levels of $6.6 million. The year-over-year increase in wealth management income was primarily due to growth in our trust fee income of $1.1 million or 31%, due to growth in new accounts during 2004. Lodestar fee revenue increased by $581,000 or 19% during 2004 as compared to 2003. Our trust business contributed $4.6 million of revenue during the year compared to $3.5 million during the prior year. Including Lodestar, Wealth Management assets under management increased 16% to $1.7 billion at year-end 2004, compared to $1.5 billion at December 31, 2003. Lodestar’s assets under management at December 31, 2004 were $648.8 million. Trust assets for The PrivateBank – Chicago, not including Lodestar, were $1.1 billion at December 31, 2004.

Wealth management income totaled $6.6 million for 2003, an increase of $3.8 million, or 130%, from 2002 levels of $2.9 million. The year-over-year increase in wealth management income was primarily due to the inclusion of $3.1 million asset management revenue from Lodestar, acquired on December 30, 2002. Our trust business contributed $3.5 million of revenue during the year compared to $2.9 million during the prior year. Including Lodestar, Wealth management assets under management increased 21% to $1.5 billion at year-end 2003, compared to $1.2 billion at December 31, 2002. Lodestar’s assets under management at December 31, 2003 were $572.9 million. Trust assets for The PrivateBank – Chicago, not including Lodestar, were $922.0 million at December 31, 2003.

During 2004 and 2003, we recognized income of $876,000 and $525,000, respectively related to the increased cash surrender value of bank owned life insurance (BOLI) policies that were entered into in the fourth quarter of 2001. Income recognized on this product increased in 2004 as compared to 2003 due to the purchase of an additional $22.0 million of BOLI in the second quarter of 2004. This policy covers certain higher-level employees who are deemed to be significant contributors to us. All employees included in this policy are aware and have consented to the coverage. The cash surrender value of BOLI at December 31, 2004 was $34.1 million and is included in other assets on the balance sheet.

Sales of residential real estate loans generated $2.9 million of income during 2004 compared to $3.5 million during the prior year primarily due to a lower volume of loans sold as a result of relatively decreased demand for residential real estate loans.

Non-interest income increased by $7.8 million or 127%, to $13.9 million for the year ended December 31, 2003 compared to $6.1 million for the year ended December 31, 2002. The growth in non-interest income in 2003 includes the recognition of net investment securities gains of $1.8 million during 2003. During the second quarter 2003, we recognized a gain of $2.4 million on the sale of a single $10.0 million corporate bond from our available-for-sale investment security portfolio. Net investment securities gains included charges of $553,000 related to an other-than-temporary impairment write-down on our interest-only collateralized mortgage obligations (“CMO”) due to accelerated mortgage prepayments. The remaining carrying value of our interest-only CMO portfolio at December 31, 2003 was zero. The fair market value adjustment on a $25.0 million 10-year for 3-month LIBOR interest rate swap resulted in trading losses of $238,000 for the year ended December 31, 2003, compared to $943,000 in the prior year period. Banking and other services income increased by $444,000 over the prior year.

Non-interest Expense

	Year Ended December 31,
	2004	2003	2002
	(in thousands)
Salaries and employee benefits	$26,027	$20,856	$13,979
Occupancy	5,671	5,564	4,891
Professional fees	5,054	4,672	3,689
Marketing	2,521	2,527	1,648
Data processing	2,009	1,528	1,509
Amortization of intangibles	168	169	—
Insurance	919	700	455
Other expense	3,305	4,128	2,436

Total non-interest expense	$45,674	$40,144	$28,607

Non-interest expense increased $5.5 million or 14% to $45.7 million for the year ended December 31, 2004 compared to $40.1 million for 2003. The growth in non-interest expense during 2004 represents the continued focus on expansion at the Company. Increases in expenses for salaries and benefits, data processing and insurance reflect the impact of growing our personnel and the improvement and expansion of current locations as well as the addition of the Gold Coast office and the establishment of The PrivateBank office in Wisconsin. Other expenses decreased by 20% from prior year, principally due to a one-time early prepayment termination penalty of $400,000 on FHLB advances that were repaid during the third quarter of 2003 and a $400,000 fraud loss incurred during the second quarter of 2003 relating to a check fraud scheme involving a new deposit account.

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

The following table shows our operating efficiency over the last three years:

	December 31,
	2004	2003	2002
Non-interest expense to average assets	2.06%	2.32%	2.17%
Net overhead ratio(1)	1.41	1.51	1.70
Efficiency ratio(2)	49.53	54.09	57.63

(1)	Non-interest expense less non-interest income divided by average total assets.

(2)	Non-interest expense divided by the sum of net interest income, on a tax equivalent basis, plus non-interest income. Please refer to the footnotes on page 32 or 33 for a reconciliation of net interest income to net interest income on a tax-equivalent basis.

Our efficiency ratio (on a tax-equivalent basis), which measures the percentage of net revenue that is expended as non-interest expense, for the year ended December 31, 2004 improved to 50% as compared to an efficiency ratio of 54% for the year ended December 31, 2003, and 58% for the year ended December 31, 2002.

The improvement in our efficiency ratio during 2004 as compared to prior years reflects the impact of faster growth in net interest income, coupled with slower growth in non-interest expense. On a tax-equivalent basis, this ratio indicates that during 2004, we spent 50 cents to generate each dollar of revenue, compared to 54 cents in 2003, and 58 cents in 2002. For 2005, we expect to continue to report similar levels in our efficiency ratios as reported for 2004 of approximately 50%; acquisitions or branch expansion would negatively impact our efficiency ratio.

Salary and employee benefit expense increased 25% to $26.0 million for the year ended December 31, 2004 from $20.9 million for the year ended December 31, 2003. During 2004, we added 42 full time equivalent employees, an increase of 19%, to approximately 261 full-time equivalent employees from 219 at December 31, 2003. This includes the addition and/or promotion of 17 Managing Directors and Associate Managing Directors.

Salary and employee benefit expense increased 49% to $20.9 million for the year ended December 31, 2003 from $14.0 million for the year ended December 31, 2002. During 2003, we added 29 full time equivalent employees, an increase of 15%, to approximately 219 full-time equivalent employees from 190 at December 31, 2002 (including the addition of six Lodestar employees in the fourth quarter of 2002). This includes the addition of five Managing Directors and Associate Managing Directors.

Professional fees, which include fees paid for legal, accounting, consulting services and investment management fees, increased 8% to $5.1 million for the year ended December 31, 2004 from $4.7 million for 2003. The increase between years is primarily due to higher accounting fees, specifically expenses relating to Sarbanese-Oxley compliance. During 2004, we incurred $500,000 in connection with the implementation of Sarbanese-Oxley requirements. In addition, the increase in wealth management-related business has resulted in increased investment management fees paid to third parties during the years ended December 31, 2004 and 2003. These fees increased by 32% to $990,000 in 2004. Additionally, during 2004, we retained a real estate consulting firm to assist us in evaluating our continuing space needs for our headquarters in downtown Chicago.

Professional fees increased 27% to $4.7 million for the year ended December 31, 2003 from $3.7 million for 2002. The increase between years is primarily due to higher legal, accounting and information-system consultation fees as well as fees paid to an outside third party for consulting services provided to manage our investment portfolio from February to May of 2003. In addition, the increase in wealth management-related business has resulted in increased investment management fees paid to third parties during the years ended December 31, 2003 and 2002.

During 2004, expenditures for information technology totaled $1.6 million, down from $1.7 million at December 31, 2003, representing optimization of both software and hardware for the overall information technology infrastructure. Initiatives for 2004 included; streamlining existing system processes, upgrading several software components of the Bank’s main data processing software, and integrating several additional operations into the Bank’s overall network infrastructure for cost efficiency purposes. In 2005, resources will be directed toward deploying a new document management storage solution, upgrading the Bank’s existing wire transfer system, implementing an enhanced data replication and recovery solution, and further strengthening the Bank’s data management strategy.

During 2003, expenditures for information technology totaled $1.7 million, down from $1.9 million at December 31, 2002, representing investments in software and hardware to upgrade the overall information technology infrastructure. Initiatives for 2003 included: the implementation of a new enterprise wide telephone solution, upgrades to the Bank’s main data processing software, continued investments in the Bank business continuity program, and deploying a new contact management software solution.

The other expense category of non-interest expense consists primarily of postage, telephone, delivery, office supplies, training and other miscellaneous expenses. During 2004 these expenses decreased relative to 2003 by 20%. Included in 2003 other expenses is a one-time early prepayment termination penalty of $400,000 on FHLB advances that were repaid during the third quarter of 2003 and the previously disclosed $400,000 fraud loss.

During 2004 and 2003, we amortized approximately $168,000 in intangible assets related to our acquisition of a controlling interest in Lodestar.

Minority Interest Expense

On December 30, 2002, The PrivateBank – Chicago acquired an 80% controlling interest in Lodestar. The Company records its 20% noncontrolling interest in Lodestar related to Lodestar’s results of operations, in minority interest expense on the consolidated statement of income. For the year ended December 31, 2004 and 2003, we recorded $270,000 and $193,000, respectively, of minority interest expense.

Off-Balance Sheet Arrangements and other Contractual Obligations and Commitments

We do not have material off-balance sheet arrangements. We have various financial obligations, including contractual obligations and commitments that may require future cash payments. The following tables present, as of December 31, 2004 and 2003, significant fixed and determinable contractual obligations to third parties which are expected to become due and payable during the period specified.

	Note Reference(3)	Year Ended December 31, 2004
Contractual Obligations(1)		Payments due in (in 000’s):
		Total	< 1 year	1-3 years	3-5 years	> 5 years
		(in thousands)
Deposits with no stated maturity		$1,126,179	$1,126,179	$—	$—	$—
Time deposits	10	323,309	268,448	35,837	18,820	204
Brokered deposits(2)	10	423,147	217,865	85,219	34,634	85,429
FHLB advances	10	249,296	124,366	68,850	37,580	18,500
Long-term debt-trust preferred securities	11	20,000	—	—	—	20,000
Fed funds purchased & demand repurchase agreements		165,223	165,223	—	—	—
Operating leases	7	57,424	1,797	5,693	6,099	43,835
Purchase obligations		7,121	6,079	912	120	10

Total		$2,371,699	$1,909,957	$196,511	$97,253	$167,978

(1)	Excludes obligations to pay interest on deposits and borrowings
(2)	Includes $2.0 million of unamortized broker commissions
(3)	See consolidated financial statements commencing on page F-4

	Note Reference(3)	Year Ended December 31, 2003
Contractual Obligations(1)		Payments due in (in 000’s):
		Total	< 1 year	1-3 years	3-5 years	> 5 years
		(in thousands)
Deposits with no stated maturity		$782,427	$782,427	$—	$—	$—
Time deposits	10	315,887	266,035	30,807	19,045	—
Brokered deposits(2)	10	449,045	316,065	100,992	21,988	10,000
FHLB advances	10	156,225	23,000	133,225	—	—
Long-term debt-trust preferred securities	11	20,000	—	—	—	20,000
Fed funds purchased & demand repurchase agreements		63,338	63,338	—	—	—
Operating leases	7	5,719	1,592	3,304	823	—
Purchase obligations		6,373	5,166	1,208	—	—

Total		$1,799,014	$1,457,623	$269,536	$41,856	$30,000

(1)	Excludes obligations to pay interest on deposits and borrowings
(2)	Includes $1.1 million of unamortized broker commissions
(3)	See consolidated financial statements commencing on page F-4

Our operating lease obligations represent short and long term lease and rental payments for facilities, equipment, and certain software or data processing. During 2004, we entered into several new leases for office space as a result of both expiring leases on space currently occupied and additional space required in light of growth initiatives. Leases on office space at 70 W. Madison and 919 N. Michigan Avenue in Chicago as well as 735 North Water Street in Milwaukee were signed during 2004. As a result of the acquisition of Corley Financial Corporation (now The PrivateBank Mortgage Company), we added a lease for office space at 640 N. LaSalle in Chicago. In addition, operating leases include a car lease related to Lodestar.

The purchase obligation amounts presented above primarily relate to certain contractual payments for services provided for information technology, capital expenditures, and the outsourcing of certain operational activities.

Commitments to extend credit, including loan commitments, standby letters of credit, and commercial letters of credit do not necessarily represent future cash requirements, because these commitments may expire without being drawn upon. Information on commitments and letters of credit can be found on page F-34.

Our commitments to fund civic and community investments, which represent future cash outlays for the construction and development of properties for low-income housing, small business real estate, and historic tax credit projects that qualify for CRA purposes, are not included in the contractual obligations table above. The timing and amounts of these commitments are projected based upon the financing arrangements provided in each project’s partnership or operating agreement, and could change due to variances in the construction schedule, project revisions, or the cancellation of the project. In 2003, we committed to a $3.0 million investment in the Community Reinvestment Fund and $2.0 million in the Chicago Equity Fund; the first capital contribution to the Chicago Equity Fund took place in January, 2005. We will contribute $250,000 over the next seven years in accordance with the Fund’s capital call schedule. In 2005, we are committed to $36,166 in grants to three CRA-qualifying community organizations. In 2006 and 2007, we are committed to cash outlays of $21,500 and $12,500, respectively, to two CRA-qualifying community organization. CRA-related commitments are not included in the above table. During the year, we increased our efforts to invest in CRA-qualifying investments. In 2005, we expect to commit $1.5 million to two CRA-qualifying investment funds, the Great Lakes Redevelopment Fund, which provides financing for the redevelopment of brownfield sites, and the Apollo Fund, which provides financing for low-income housing redevelopment in the Chicago area. The funds would be drawn down on over the next two to five years.

Income Taxes

The following table shows our income before income taxes, applicable income taxes and effective tax rate for the years ended December 31, 2004, 2003, and 2002, respectively.

	Year Ended December 31,
	2004	2003	2002
	(dollars in thousands)
Income before taxes	$37,498	$26,378	$14,280
Income tax provision	10,503	7,309	3,273
Effective tax rate	28.0%	27.7%	22.9%

The effective income tax rate varies from statutory rates principally due to certain interest income that is tax-exempt for federal or state purposes, and certain expenses that are disallowed for tax purposes. The slight increase in the effective tax rate for 2004 as compared to 2003 reflects the growth in pre-tax income of 42% that has remained even with the growth on our federally tax-exempt municipal securities income. The average balance of municipal securities was $212.9, $148.2 million, and $119.4 million, for the years ended December 31, 2004, 2003 and 2002, respectively. The higher effective tax rate for the year ended December 31, 2003 as compared to the prior year period is also attributable to the increased profitability of The PrivateBank – St. Louis for 2003 relative to 2002 and has resulted in increased Missouri state tax requirements. During 2004, we transitioned from being a 34% corporate tax payer to 35% for federal tax purposes. We expect our effective tax rate to increase in 2005 to reflect the full impact of being in a higher corporate tax rate due to increases in taxable income that result from continued growth in the Company. The increase in the effective tax rate for 2003 as compared to 2002 reflects the impact of substantial growth in pre-tax income year over year outpacing growth on tax-exempt municipal securities.

Operating Segments Results

As described in Note 2 to the consolidated financial statements, our operations consist of four primary business segments: The PrivateBank – Chicago, The PrivateBank – St. Louis, Wealth Management and the Holding Company. The PrivateBank Mortgage Company results are included in The PrivateBank – Chicago since June 15, 2004, the date of our acquisition of Corley Financial.

The PrivateBank – Chicago

The profitability of The PrivateBank – Chicago is primarily dependent on the net interest income, provision for loan losses, non-interest income and non-interest expense. Net income for The PrivateBank – Chicago for the year ended December 31, 2004 increased 29% to $26.4 million from $20.5 million for the year ended December 31, 2003. Net income for The PrivateBank – Chicago for the year ended December 31, 2003 increased 52% to $20.5 million from $13.5 million for the year ended December 31, 2002.

For 2004, the net income growth for The PrivateBank – Chicago resulted from improvements in net interest income, which were driven by increases in loans and to a lesser extent by increases in investments. The improvement in net interest income for 2004 more than offset increases in operating expenses associated with continued growth of The PrivateBank – Chicago). Net interest income for The PrivateBank – Chicago for the year ended December 31, 2004 increased to $63.2 million from $49.1 million, or 29% primarily due to growth in earning assets. Total loans increased by 35% to $1.5 billion during 2004 as compared to $1.1 billion in 2003, or $378.3 million of growth. The majority of the loan growth for 2004 occurred in the commercial real estate and construction loan categories. Loans increased by 24% in 2003 as compared to 2002. Total deposits increased by 19% to $1.7 billion at December 31, 2004 from $1.4 billion at December 31, 2003. Core deposit growth increased year over year by 31% for The PrivateBank – Chicago. Growth in savings, money market deposits and non-interest bearing deposits, as well as increased utilization of brokered deposits accounted for the majority of the deposit growth. For the year ended December 31, 2003, deposits increased by 19% to $1.4 billion from $1.1 billion in 2002.

For 2003, the net income growth for The PrivateBank – Chicago resulted from improvements in net interest income, which were driven by increases in loans and investments. The improvement in net interest income for 2003 more than offset increases in operating expenses associated with continued growth of The PrivateBank – Chicago. Net interest income for The PrivateBank – Chicago for the year ended December 31, 2003 increased to $49.1 million from $39.0 million, or 26% primarily due to growth in earning assets, which resulted in improvements in net interest margin for 2003 as compared to 2002. During 2003, The PrivateBank – Chicago’s investment in FHLB stock had a positive impact on total earning assets. Additionally, reduced interest rates paid on liabilities more than offset the impact of declining rates of interest on interest earning assets. Total loans increased by 24% to $1.1 billion during 2003 as compared to 2002, or $210.5 million. The majority of the loan growth for 2003 occurred in the commercial real estate and construction loan categories. Total deposits increased by 29% to $1.4 billion at December 31, 2003 from $1.1 billion at December 31, 2002. Growth in money market deposits, non-interest bearing deposits, public funds as well as increased utilization of brokered deposits accounted for the majority of the deposit growth.

The PrivateBank – St. Louis

Net income for The PrivateBank – St. Louis for the year ended December 31, 2004 increased to $2.8 million from $1.8 million for the year ended December 31, 2003. For 2004, the net income growth for The PrivateBank – St. Louis resulted from increases in net interest income which more than offset decreases in non-interest income and increases in operating expenses. Income on residential real estate loans was $1.4 million for the year ended December 31, 2004 compared to $3.5 million in the prior year period.

The decline in income from the sales of residential real estate loans resulted from lower loan originations in 2004 relative to the refinancing boom experienced in 2003. Net income for the year ended December 31, 2003 increased to $1.8 million from $800,000 for the period ended December 31, 2002. Net interest income for The PrivateBank – St. Louis for the year ended December 31, 2004 increased to $7.7 million from $5.4 million, or 43% primarily due to growth in earning assets and improving net interest margins for 2004 as compared to 2003. Net interest income for the year ended December 31, 2003 increased to $5.4 million from $4.0 million. Total loans increased by 36% to $206.1 million during 2004 as compared to 2003, or $54.6 million, due primarily to growth in construction and commercial real estate loans. Loans increased by $46.8 million during 2003 as compared to loans at December 31, 2002. Total deposits increased by $52.6 million to $200.0 million at December 31, 2004 from $147.4 million at December 31, 2003. A large portion of the deposit growth resulted from increases in jumbo certificates of deposit, money market deposits and brokered deposits. For the year ended December 31, 2003, deposits increased by $42.3 million to $147.4 million from $105.1 million in 2002.

Wealth Management

Wealth Management includes investment management, personal trust and estate services, custodial services, retirement accounts and brokerage and investment services. Wealth Management assets under management increased by $257.3 million to $1.7 billion at December 31, 2004 as compared to $1.5 billion at December 31, 2003. Lodestar’s assets under management at December 31, 2004 were $648.8 million, compared to $572.9 million in the year earlier period. At December 31 2004, Lodestar assets under management include $77.8 million of assets managed by the Wealth Management department for clients who have selected Lodestar as investment adviser compared to $53.6 million in 2003. Excluding Lodestar, Wealth management assets under management for the Wealth Management segment were $1.1 billion at December 31, 2004, compared to $922.0 million at December 31, 2003. Wealth Management fee revenue increased to $8.3 million in 2004 compared to $6.6 million in 2003 and $2.9 million in 2002. The year-over year increase in wealth management revenue was primarily due to growth in our trust fee income of $1.1 million or 31% due to growth in new accounts during 2004. Lodestar fee revenue increased by $581,000, or 19%, during 2004 as compared to 2003. Net income for our Wealth Management segment increased to $1.4 million for the year ended December 31, 2004 from $620,000 for the same period in 2003 and up from $400,000 for 2002. In 2003, continued new business and increases and existing account balances due to improvements in the equity markets throughout the year contributed to higher net income.

Holding Company

Holding Company Activities consist of parent company only matters. The Holding Company’s most significant assets are its net investments in its two banking subsidiaries, The PrivateBank – Chicago and The PrivateBank – St. Louis, and its mortgage banking subsidiary, The PrivateBank Mortgage Company. Holding Company Activities are reflected primarily by interest expense on borrowings and operating expenses of the parent company. Recurring holding company operating expenses consist primarily of compensation (amortization of restricted stock awards, other salary expense) and miscellaneous professional fees.

The Holding Company segment reported a net loss of $3.7 million for the year ended December 31, 2004 compared to the net loss of $3.8 million for the same period in 2003. For the year ended 2002, the Holding Company segment reported a net loss of $3.7 million. During 2004, the reduced level of borrowings has reduced the interest expense recognized at the Holding Company segment. During 2003, the Holding Company segment raised $57.2 million in capital and repaid $35.0 million in borrowings. At December 31, 2004 and December 31, 2003, the Holding Company segment had no borrowings outstanding except for $20.0 million of trust-preferred securities. The remaining cash proceeds are on deposit at its subsidiary banks.

FINANCIAL CONDITION

Total Assets

Total assets were $2.5 billion at December 31, 2004 an increase of $550.9 million, or 28%, from $2.0 billion at December 31, 2003. The balance sheet growth during 2004 was accomplished mainly through loan growth throughout the Company. The growth in assets experienced during 2004 was funded primarily through growth in core deposits, and to a lesser extent, by increases in FHLB advances.

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

Loans

Total loans increased to $1.7 billion at December 31, 2004, an increase of $428.7 million or 35%, from $1.2 billion at December 31, 2003. The primary source of loan growth for 2004 was increased volume in the commercial real estate and commercial and construction loan categories. The PrivateBank – St. Louis had loans outstanding of $206.1 million as of December 31, 2004, growth of $54.6 million since December 31, 2003. The remaining loan growth of $374.1 million experienced since December 31, 2003 was generated by The PrivateBank – Chicago. All of The PrivateBank – Chicago offices posted gains in loan volume during 2004.

The following table sets forth the loan portfolio by category as of December 31 for the previous five fiscal years:

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(in thousands)
Commercial real estate	$855,396	$639,296	$452,703	$310,869	$206,464
Commercial	285,336	181,062	165,993	163,279	137,343
Residential real estate	90,590	69,541	72,289	89,889	85,347
Personal(1)	83,746	77,025	70,676	64,411	62,414
Home equity	119,115	94,855	80,776	59,795	46,013
Construction	219,180	162,878	123,204	92,528	61,143

Total loans	$1,653,363	$1,224,657	$965,641	$780,771	$598,724

(1)	Includes overdraft lines.

The following table classifies the loan portfolio, by category, at December 31, 2004, by date at which the loans mature:

	One year or less	From one to five years	After five years	Total	More than one year
					Fixed	Variable(1)
	(in thousands)
Commercial real estate	$304,359	$452,068	$98,969	$855,396	$268,018	$283,019
Commercial	159,714	118,260	7,362	285,336	40,272	85,351
Residential real estate	11,398	22,574	56,618	90,590	22,735	56,457
Personal	65,841	17,305	600	83,746	3,775	14,130
Home equity	6,289	51,662	61,164	119,115	—	112,826
Construction	177,517	41,644	19	219,180	1,672	39,991

Total loans	$725,118	$703,513	$224,732	$1,653,363	$336,472	$591,774

(1)	Includes adjustable rate mortgage products.

Allowance for Loan Losses

We believe our loan loss experience to date reflects the high credit quality of our loan portfolio. The following table shows changes in the allowance for loan losses resulting from additions to the allowance and loan charge-offs for each of the periods shown.

	December 31,
	2004	2003	2002	2001	2000
	(in thousands)
Balance at beginning of period	$15,100	$11,585	$8,306	$6,108	$4,510
Johnson Bank acquisition—loan loss reserve	—	—	—	—	864
Loans charged-off:
Commercial	(363)	(963)	(658)	(939)	(723)
Personal	(803)	(255)	(92)	(113)	(249)

Total loans charged-off	(1,166)	(1,218)	(750)	(1,052)	(972)

Loans recovered:
Commercial	647	230	117	43	8
Personal	6	130	49	28	8

Total loans recovered	653	360	166	71	16

Provision for loan losses	4,399	4,373	3,862	3,179	1,690

Balance at end of period	$18,986	$15,100	$11,585	$8,306	$6,108

Average total loans	$1,382,762	$1,062,235	$858,783	$669,114	$541,436

Net charge-offs to average total loans	0.04%	0.08%	0.07%	0.15%	0.18%

The following table shows our allocation of the allowance for loan losses by specific category at the dates shown. We considered various qualitative and quantitative factors about the loan portfolio that we deemed relevant in determining the level of the allowance for loan losses.

	December 31,
	2004		2003		2002		2001		2000
	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
Commercial real estate	$8,774	52%	$7,022	52%	$3,483	47%	$2,407	40%	$1,575	35%
Commercial	3,895	17	2,922	15	1,962	17	1,923	21	1,727	23
Construction	3,178	13	2,835	13	1,540	13	1,225	12	810	10
Residential real estate	360	6	342	6	344	8	500	11	429	14
Personal	923	5	1,324	6	583	7	676	8	658	10
Home equity	298	7	281	8	569	8	475	8	412	8
Unallocated	1,558	—	374	—	3,104	—	1,100	—	497	—

Total	$18,986	100%	$15,100	100%	$11,585	100%	$8,306	100%	$6,108	100%

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

The portion of the provision related to the specific component of the reserve was $272,000 during 2004, compared to $2.1 million in 2003, resulting in an increase in this component of approximately $241,000 after giving effect to $513,000 in charge-offs during the period. The specific component of the reserve consists of individual credit relationships that have been allocated specifically identified reserves based on the loan ratings assigned to individual loans and other extensions of credit.

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

The portion of the provision related to the allocated inherent component of the reserve was $2.9 million during 2004, compared to $5.0 million during 2003. The increase, in 2004, in the allocated portion of the reserve reflects higher loan volumes in every category, particularly commercial, commercial real estate and construction loans.

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

The portion of the provision related to the unallocated inherent component of the reserve was $1.2 million in 2004, compared to $2.7 million in 2003. The growth and complexity of the loan portfolio exposes us to larger individual charge-offs and is the primary reason for the increase in unallocated reserves.

Management’s application of the methodology for determining the allowance for loan losses resulted in a reserve for credit losses of $19.0 million at December 31, 2004 compared with $15.1 million at December 31, 2003. The allowance for loan losses as a percentage of total loans was 1.15% as of December 31, 2004, compared to 1.23% as of December 31, 2003. Net charge-offs for the years ended December 31, 2004 and 2003 were $513,000 and $858,000, respectively. Net charge-offs to average total loans were 0.04% for 2004 compared to 0.08% for 2003.

Non-performing Loans

The following table classifies our non-performing loans as of the dates shown:

	December 31,
	2004	2003	2002	2001	2000
	(dollars in thousands)
Nonaccrual loans	$1,090	$36	$749	$664	$24
Loans past due 90 days or more	1,438	1,088	650	2,504	1,421

Total non-performing loans	2,528	1,124	1,399	3,168	1,445

Total non-performing assets	$2,528	$1,124	$1,399	$3,168	$1,445

Non-accrual loans to total loans	0.07%	0.00%	0.08%	0.09%	0.00%
Total non-performing loans to total loans	0.15%	0.09%	0.14%	0.41%	0.24%
Total non-performing assets to total assets	0.10%	0.06%	0.09%	0.27%	0.17%

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

Potential Problem Loans. In addition to those loans reflected in the table above, we have identified some loans through our problem loan identification process which exhibit a higher than normal credit risk. Loans in this category include loans with characteristics such as past maturity more than 90 days, those that have recent adverse operating cash flow or balance sheet trends, or loans that have general risk characteristics that management believes might jeopardize the future timely collection of principal and interest payments. The balance in this category at any reporting period can fluctuate widely based on the timing of cash collections, renegotiations and renewals. The principal amount of loans in this category as of December 31, 2004 was $1.4 million. At December 31, 2004, there were no significant loans which were classified by any bank regulatory agency that are not included above as nonaccrual, past due or restructured.

Nonaccrual loans were $1.1 million as of December 31, 2004 compared to $36,500 at December 31, 2003. Nonperforming loans include nonaccrual loans and accruing loans that are 90 days or more delinquent. Nonperforming loans were $2.5 million as of December 31, 2004, compared to $1.1 million at December 31, 2003. Nonperforming loans were 0.15%, and 0.09%, of total loans at December 31, 2004 and December 31, 2003, respectively. Nonperforming assets were 0.10% and 0.06% of total assets as of December 31, 2004 and December 31, 2003 respectively.

Loan Concentrations. Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. At December 31, 2004, our commercial real estate loans totaled approximately $855.4 million or 52% of our total loan portfolio. Commercial real estate typically involves higher loan principal amounts, and the repayment of these loans generally is dependant, in large part, on the successful operation of the property securing the loan or the business conducted on the property securing the loan. These loans may be more adversely affected by general conditions in the real estate markets or in the economy. Other than loans made to borrowers residing in the Chicago and St. Louis metropolitan areas and our involvement in lending secured by real estate, we had no concentrations of loans exceeding 10% of total loans at December 31, 2004 or December 31, 2003.

Investment Securities

Investments are comprised of federal funds sold, debt securities and equity investments. Federal funds sold are overnight investments in which, except for cash reserves, all remaining funds are invested. Our debt securities portfolio is primarily comprised of U.S. government agency obligations, municipal bonds, mortgage-backed pools and collateralized mortgage obligations. Our equity investments consist of equity investments in FHLB (Chicago).

All securities are classified as available-for-sale and may be sold as part of our asset/liability management strategy in response to changes in interest rates, liquidity needs or significant prepayment risk. Securities available-for-sale are carried at fair value, with related unrealized net gains or losses, net of deferred income taxes, recorded as an adjustment to equity capital. At December 31, 2004, reported stockholders’ equity reflected unrealized securities gains net of tax of $7.1 million. This represented a decrease of $2.8 million from unrealized securities gains net of tax of $9.9 million at December 31, 2003.

Net unrealized gains decreased $3.5 million during 2004 to $11.5 million at December 31, 2004 compared to net unrealized gains of $15.0 million at December 31, 2003. The decrease in net unrealized gains occurred due to increases in interest rates during the period.

Securities available-for-sale increased to $764.0 million at December 31, 2004, up 14% from $669.3 million as of December 31, 2003. The growth in the investment security portfolio since December 31, 2003 resulted from the continued implementation of our asset/liability management strategy. We held no U.S. government agency obligations at December 31, 2004 or December 31, 2003. U.S. government agency mortgage backed securities and collateralized mortgage obligations increased by $90.3 million to $333.1 million from December 31, 2003 to December 31, 2004. Corporate collateralized mortgage obligations decreased by $3.1 million to $1.8 million. Tax-exempt municipal securities were $212.2 million at December 31, 2004 as compared to the year-end 2003 amount of $203.4 million. Investments in FHLB (Chicago) stock decreased by $1.5 million during 2004. As a result of strong loan growth and to take advantage of increasing yields available in other earning assets, on January 11, 2005, the Company redeemed $20.0 million of its FHLB (Chicago) stock, reducing this investment to $187.0 million.

The following table presents the components of our available-for-sale investment securities portfolio for the years presented:

	December 31,
	2004	2003	2002
	(in thousands)
Available-for-Sale
U.S. government agency obligations	$—	$—	$—
U.S. government agency mortgage backed securities and collateralized mortgage obligations	333,050	242,727	158,394
Corporate collateralized mortgage obligations	1,843	4,909	18,675
Tax exempt municipal securities	212,210	203,395	134,836
Taxable municipal securities	3,862	3,857	4,697
Federal Home Loan Bank stock	208,096	209,633	155,606
Other	4,924	4,741	14,812

Total	$763,985	$669,262	$487,020

The following tables show the effective maturities of investment securities (based upon the amortized cost), by category, as of December 31, 2004, and the weighted average yield (computed on a tax equivalent basis) for each range of maturities of securities, by category, as of December 31, 2004. For the mortgage backed securities and collateralized mortgage obligations categories, the effective maturity and weighted average yield are based upon mortgage prepayment estimates. Actual mortgage prepayments may vary due to changes in interest rates, economic conditions and other factors.

	Within one year	From one to five years	From five to ten years	After ten years	Securities with no stated maturity	Total
	(in thousands)
U.S. government agency obligations	$—	$—	$—	$—	$—	$—
U.S. government agency mortgage backed securities and collateralized mortgage obligation	76,756	234,213	17,829	2,317	—	331,115
Corporate collateralized mortgage obligations	774	948	113	8	—	1,843
Tax exempt municipal securities(1)	747	3,355	130,875	68,125		203,102
Taxable municipal securities	—	—	225	3,615	—	3,840
Federal Home Loan Bank stock(2)	—	—	—	—	208,096	208,096
Other	—	2,165	—	1,760	592	4,517

Total	$78,277	$240,681	$149,042	$75,825	$208,688	$752,513

	Within one year	From one to five years	From five to ten years	After ten years	Securities with no stated maturity	Total
	(in thousands)
U.S. government agency obligations	—	—	—	—	—	—
U.S. government agency mortgage backed securities and collateralized mortgage obligations	6.34%	6.26%	6.62%	6.83%	—	6.30%
Corporate collateralized mortgage obligations	7.47	7.47	7.47	7.47	—	7.47
Tax exempt municipal securities(1)	5.17	5.11	6.78	7.28	—	6.91
Taxable municipal securities	—	—	7.69	8.06	—	8.04
Federal Home Loan Bank stock(2)	—	—	—	—	6.00%	6.00
Other		9.45		1.85	—	5.25

Total	6.34%	6.27%	6.76%	7.18%	6.00%	6.39%

(1)	The weighted average yield reflects a tax-equivalent adjustment based on a marginal federal corporate tax rate of 34% and the yields are derived from the amortized cost basis of investment securities.
(2)

We are required to maintain a ratio of 20:1 of FHLB borrowings to FHLB stock. As of December 31, 2003, we had $249.3 million dollars in advances from the FHLB ($231.3 million from the FHLB (Chicago) and $18.0 million from the FHLB of Des Moines, IA). We currently own $208.0 million in FHLB (Chicago) stock, $12.4 million is required to support our FHLB advances. The remaining $195.6 million of FHLB stock can be redeemed at any time. However, the FHLB may delay the sale of the stock for up to six months if certain conditions are met. The fourth quarter 2004 FHLB dividend was 5.5%; however the dividend was not declared until January 2005 and paid in

February 2005. The table above reflects the yield of the third quarter 2004 dividend which was declared and paid in the fourth quarter 2004. For further information on our FHLB (Chicago) investment, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity” below.

Deposits and Funds Borrowed

Total deposits of $1.9 billion as of December 31, 2004 represented an increase of $325.3 million, or 21%, from $1.5 billion as of December 31, 2003. Overall, each deposit category as a percentage of total deposits remained relatively constant in 2004 as compared to 2003, with the exception of higher growth in money market deposits and a slight decrease in brokered deposits. During 2004, we continued to utilize brokered deposits as an alternative source of funding, however, our growth in core deposits resulted in lower brokered deposit needs. During 2004, our core deposits grew by 32% as compared to 2003. We expect to continue to rely on brokered deposits in 2005 as a source of funding. Non-interest-bearing deposits were $165.2 million as of December 31, 2004, a $30.1 million increase over the $135.1 million reported as of December 31, 2003. Interest-bearing demand deposits increased $21.8 million to $106.8 million at December 31, 2004 compared to $85.1 million at December 31, 2003. Savings and money market deposit accounts increased by $291.9 million to $854.2 million at December 31, 2004 as compared to $562.2 million at December 31, 2003. Other time deposits increased by approximately $6.3 million to $323.3 million as compared to $317.0 million at year-end 2003. Brokered deposits decreased to $423.1 million at December 31, 2004 from $447.9 million at December 31, 2003.

The following table presents the balances of deposits by category and each category as a percentage of total deposits at December 31, 2004 and 2003.

	December 31,
	2004		2003		2002
	Balance	Percent of Total	Balance	Percent of Total	Balance	Percent of Total
	(dollars in thousands)
Demand	$165,170	9%	$135,110	9%	$88,986	7%
Savings	17,067	1	9,795	1	6,344	1
Interest-bearing demand	106,846	6	85,083	5	64,893	5
Money market	837,096	45	552,439	36	482,597	40
Brokered deposits	423,147	22	447,948	29	279,806	23
Other time deposits	323,309	17	316,984	20	282,645	24

Total deposits	$1,872,635	100%	$1,547,359	100%	$1,205,271	100%

The aggregate amounts of time deposits, in denominations of $100,000 or more (including brokered deposits), by maturity, are shown below as of the dates indicated:

	December 31,
	2004	2003
	(in thousands)
Three months or less	$206,390	$277,701
Over three through six months	104,899	97,904
Over six through twelve months	130,239	176,671
Over twelve months	246,766	173,047

Total	$688,294	$725,323

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

The scheduled maturities of time deposits (including brokered deposits) as of December 31, 2004, for the years 2005 through 2009 and thereafter, are as follows:

For year ending December 31,
2005	$486,313
2006	82,872
2007	38,184
2008	28,017
2009 and thereafter	111,070

Total	$746,456

We continued to utilize brokered deposits as a source of funding for growth in our loan and investment portfolios in 2004. We have issued certain brokered deposits that included call option provisions, which can provide us with the opportunity to repay the certificates of deposit on a specified date prior to the contractual maturity date. We have brokered deposits with approximately seven different brokers and we receive periodic information from other brokers regarding potential deposits.

The scheduled maturities of brokered deposits, net of unamortized prepaid broker commissions, as of December 31, 2004, for each quarter in 2005, and for the years 2006 through 2009 and thereafter, are as follows:

Scheduled Maturities of Brokered Deposits

net of unamortized prepaid brokered commissions

at December 31, 2004

Maturity Date	Rate(1)	12/31/2004
1st quarter 2005	2.19%	$104,333
2nd quarter 2005	2.48%	43,779
3rd quarter 2005	2.24%	28,440
4th quarter 2005	2.71%	41,712
2006	2.67%	62,769
2007	3.75%	22,861
2008	3.41%	18,986
2009	4.30%	15,850
Thereafter	5.31%	86,381

Unamortized prepaid broker commissions		(1,964)

Total brokered deposits, net of unamortized prepaid broker commissions		$423,147

(1)	Represents the coupon rate of each brokered deposit together with the impact of prepaid brokered deposit commissions.

Our holding company has a $40.0 million revolving credit facility with a commercial bank which was originally entered into in February 2000 and currently has a zero outstanding balance. On July 30,

2003, the outstanding balance on the line of credit was paid in full using proceeds from the common stock offering completed on July 30, 2003. The revolving credit facility was amended on December 1, 2004 to extend the maturity to December 1, 2005. The interest rate on any borrowings under this revolving line resets quarterly, and is based on, at our option, either the lender’s prime or three month LIBOR plus 120 basis points with a floor of 3.50%.

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

Membership in the Federal Home Loan Bank System gives us the ability to borrow funds from the FHLB (Chicago) and from the Federal Home Loan Bank of Des Moines for short- or long-term purposes under a variety of programs. We have periodically used services of the FHLB for funding needs and other correspondent services.

During 2003 and 2004, we increased our use of Federal Home Loan Bank advances to fund loan and investment securities growth. Management anticipates that our reliance on Federal Home Loan Bank borrowings as a funding source will likely continue to increase in 2005 to the extent that rates on Federal Home Loan Bank advances continue to be more attractive than brokered deposit pricing. Federal Home Loan Bank borrowings totaled $249.3 million at December 31, 2004 compared to $156.2 million at December 31, 2003.

The following table is a detailed listing of all funds borrowed as of December 31, 2004:

Funds Borrowed:	Current Rate	Maturity	12/31/04
Long Term Funds Borrowed
FHLB fixed advance	3.87%	12/23/2009	$1,080
FHLB fixed advance	4.25%	12/28/2009	11,500
FHLB fixed advance	3.67%	9/29/2008	25,000
FHLB fixed advance*	2.61%	12/13/2007	2,000
FHLB prepayable LIBOR fixed advance	2.58%	12/8/2006	25,000
FHLB fixed advance	3.26%	11/16/2006	1,000
FHLB fixed advance	2.87%	11/14/2006	25,000
FHLB fixed advance	2.43%	7/17/2006	1,000
FHLB fixed advance	3.04%	6/23/2006	2,850
FHLB fixed advance	2.12%	1/17/2006	2,000
FHLB fixed advance	2.28%	1/3/2006	10,000

Total Long Term Funds Borrowed			$106,430

Short Term Funds Borrowed
FHLB fixed advance	2.83%	11/8/2005	$2,000
FHLB fixed advance	2.31%	11/7/2005	2,000
FHLB fixed advance	2.52%	10/25/2005	2,000
FHLB fixed advance(2)	6.50%	10/24/2005	25,366
FHLB fixed advance	2.40%	9/6/2005	5,000
FHLB fixed advance	1.69%	8/17/2005	25,000
FHLB fixed advance	1.83%	7/15/2005	3,000
FHLB fixed advance	1.91%	6/15/2005	7,000
FHLB fixed advance	1.96%	6/15/2005	25,000
FHLB fixed advance	1.95%	5/9/2005	2,000
FHLB fixed advance	1.55%	1/31/2005	25,000
FHLB fixed advance	1.45%	1/13/2005	1,000
FHLB fixed advance	1.59%	12/15/2004	—
FHLB fixed advance	1.56%	12/13/2004	—
FHLB fixed advance	1.56%	11/16/2004	—
FHLB fixed advance	1.74%	11/8/2004	—
FHLB fixed advance	1.57%	10/25/2004	—
FHLB fixed advance(1)	4.16%	9/4/2004	—
FHLB fixed advance	1.61%	1/13/2004
FHLB Open line of credit	2.47%	Daily	18,500
Fed funds purchased	2.40%	Daily	160,000
Demand repurchase agreements(3)	0.90%	Daily	5,223

Total Short Term Funds Borrowed			$308,089

Total funds borrowed			$414,519

Additional information for short term borrowings:
Average balance outstanding			$194,888
Maximum amount outstanding at any month-end during the year			322,189
Balance outstanding at end of year			308,089
Weighted average interest rate during year			1.62%
Weighted average interest rate at end of year			2.54

(1)	The Company had the right to cancel this advance after one year and did so on September 4, 2004.
(2)	This FHLB advance is subject to a fair value hedge utilizing an interest rate swap with a fair value of $2.0 million in 2004 and 2003. The contractual par amount on the advance is $25.0 million.
(3)	Demand repurchase agreements are a form of retail repurchase agreements offered to certain clients of The PrivateBank – Chicago and The PrivateBank – St. Louis. Funds are swept each business day from the client’s demand deposit account. These amounts are not deposits and are not insured, but are secured by a pool of securities pledged specifically for this purpose.

At December 31, 2004 and 2003, we had $3.3 million in FHLB letters of credit outstanding that mature on October 25, 2007. We pay 0.125% per annum for FHLB letters of credit. The following table shows the maximum availability for and usage of FHLB advances and letters of credit for The PrivateBank – Chicago and The PrivateBank – St. Louis.

The following table is a detailed listing of all funds borrowed as of December 31, 2003:

Funds Borrowed:	Current Rate	Maturity	12/31/03
Long Term Funds Borrowed
FHLB fixed advance(1)	4.16%	09/04/07	$25,000
Subordinated note	3.35	02/11/07	—
FHLB fixed advance	2.87	11/14/06	25,000
FHLB fixed advance	2.43	07/17/06	1,000
FHLB fixed advance	2.12	01/17/06	2,000
FHLB fixed advance	2.28	01/03/06	10,000
FHLB fixed advance	2.31	11/07/05	2,000
FHLB fixed advance(2)	6.50	10/24/05	26,225
FHLB fixed advance	2.40	09/06/05	5,000
FHLB fixed advance	1.83	07/15/05	3,000
FHLB fixed advance	1.91	06/15/05	7,000
FHLB fixed advance	1.96	06/15/05	25,000
FHLB fixed advance	1.95	05/09/05	2,000

Total Long Term Funds Borrowed			$133,225

Short Term Funds Borrowed
FHLB fixed advance	1.59%	12/15/04	$10,000
FHLB fixed advance	1.56	12/13/04	2,000
FHLB fixed advance	1.74	11/08/04	3,000
FHLB fixed advance	1.56	11/16/04	5,000
FHLB fixed advance	1.57	10/25/04	2,000
FHLB fixed advance	1.61	01/13/04	1,000
FHLB fixed advance	6.21	12/05/03	—
FHLB fixed advance	4.30	02/01/02	—
FHLB fixed advance	1.73	11/07/03	—
FHLB fixed advance	2.21	07/17/03	—
FHLB fixed advance	2.74	07/17/03	—
FHLB fixed advance	2.46	06/16/03	—
FHLB fixed advance	2.70	05/08/03	—
Borrowing under revolving line of credit facility	3.50	04/11/03	—
FHLB fixed advance	2.98	03/10/03	—
FHLB fixed advance	2.38	01/13/03	—
FHLB fixed advance	5.89	11/12/02	—
FHLB fixed advance	5.89	12/20/02	—
FHLB fixed advance	5.91	06/21/02	—
FHLB fixed advance	5.33	07/22/02	—
FHLB fixed advance	4.21	05/13/02	—
FHLB fixed advance	5.02	03/06/02	—
FHLB fixed advance	5.21	01/22/02
FHLB open line advance	1.48	daily	—
Fed funds purchased	1.11	daily	50,000
Demand repurchase agreements(3)	0.90	daily	13,338

Total Short Term Funds Borrowed			$86,338

Total funds borrowed			$219,563

Total short term borrowings:
Average balance outstanding			$117,792
Maximum amount outstanding at any month-end during the year			197,477
Balance outstanding at end of year			86,338
Weighted average interest rate during year			0.97%
Weighted average interest rate at end of year			1.21

(1)	The Company had the right to cancel this advance after one year and semi-annually thereafter within 5 business days written notice.
(2)	This FHLB advance is subject to a fair value hedge utilizing an interest rate swap with a fair value of $2.0 million. The contractual par amount on the advance is $25.0 million.
(3)	Demand repurchase agreements are a form of retail repurchase agreements offered to certain clients of The PrivateBank – Chicago and The PrivateBank – St. Louis. Funds are swept each business day from the client’s demand deposit account. These amounts are not deposits and are not insured, but are secured by a pool of securities pledged specifically for this purpose.

Date	Maximum Availability	Usage
	(in thousands)
As of December 31, 2004:
The PrivateBank – Chicago	$286,576	$234,228
The PrivateBank – St. Louis	23,311	18,000
As of December 31, 2003:
The PrivateBank – Chicago	$194,101	$137,000
The PrivateBank – St. Louis	20,226	18,000

We accept deposits from a variety of municipal entities. Typically, these municipal entities require that banks pledge marketable securities to collateralize these public deposits. The State of Illinois also accepts FHLB letters of credit as collateral. At December 31, 2004 and 2003, we had approximately $190.1 million and $166.1 million, respectively, of securities collateralizing such public deposits. Deposits requiring pledged assets are not considered to be core deposits, and the assets that are pledged as collateral for these deposits are not deemed to be liquid assets.

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

Interest Rate Risk

We use a combination of financial instruments, including medium-term and short-term financings and variable-rate debt instruments and, to a lesser extent, interest rate swaps to manage the interest rate mix of our total debt portfolio and related cash flows. To manage this mix in a cost-effective manner, in 2001 we entered into our first interest rate swap transaction in which we agreed to receive a fixed rate in exchange for payment of a floating rate based on an agreed-upon notional amount. The fair value of the swap associated with this fair value hedge was $722,423 on December 31, 2004. As market interest rates continued to decline to historic lows in the second half of 2002, the value of our long-term tax-exempt bank-qualified municipal bond portfolio increased. In order to protect this gain should rates rise, we entered into a $25 million swap agreement whereby we sold the 10-year swap and bought 3-month LIBOR to act as an economic hedge to a portion of our long municipal bonds. At December 31, 2004 the market value of the interest rate swap associated with this economic hedge was a liability of $545,517. As the result of market value changes on this swap throughout 2004, $870,000 of expense was recorded as trading losses on interest rate swap. The Company has pledged to the issuer, an investment security whose carrying value was $1,366,154 as of December 31, 2004.

During 2004, we continued to actively manage our interest rate exposure in our balance sheet. Changes in market rates gave us the opportunity to make changes to our investment security portfolio as part of the implementation of our asset liability management strategies. Throughout 2004, we continued to replace specific investment securities with alternative investment securities with greater risk/reward parameters on a selective basis. Our net interest margin of 3.63% for 2004 was stable as compared to 3.62% for 2003. The positive impact of rising interest rates and growth in non-interest bearing account balances offset the increases in cost of funds.

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

Capital Resources

Stockholders’ equity at December 31, 2004 rose to $194.1 million, an increase of $27.1 million from the 2003 year-end level of $167.0 million, due primarily to net income generated during 2004.

During 2004, the Company granted 128,500 restricted shares to directors and certain officers of the Company. These shares vest after five years.

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

The following table sets forth our consolidated regulatory capital amounts and ratios as of December 31, 2004 and 2003:

	December 31,
	2004			2003
	Capital	“Well- capitalized” Standard	Excess/ (Deficit) Capital	Capital	“Well- capitalized” Standard	Excess/ (Deficit) Capital
Dollar basis:
Leverage capital	$184,184	$119,439	$64,745	$155,431	$94,171	$61,260
Tier 1 risk-based capital	184,184	107,941	76,243	155,431	80,495	74,936
Total risk-based capital	203,170	179,902	23,269	170,531	134,158	36,373

Percentage basis:
Leverage ratio	7.71%	5.00%		8.25%	5.00%
Tier 1 risk-based capital ratio	10.24	6.00		11.59	6.00
Total risk-based capital ratio	11.29	10.00		12.71	10.00
Total equity to total assets	7.65	—		8.41	—

As of December 31, 2004, all of the Company’s $20.0 million of trust preferred securities are included in Tier 1 capital. The Tier 1 qualifying amount is limited to 25% of Tier 1 capital under Federal Reserve regulations. The entire amount of trust-preferred securities currently qualifies as Tier 1 capital.

To be considered “well capitalized,” an entity must maintain a leverage ratio of at least 5.0%, a Tier 1 risk-based capital ratio of at least 6.0%, and a total risk-based capital ratio of at least 10.0%. To be “adequately capitalized,” an entity must maintain a leverage ratio of at least 4.0%, a Tier 1 risk-based capital ratio of at least 4.0%, and a total risk-based capital ratio of at least 8.0%. At December 31, 2004, the Company, The PrivateBank – St. Louis and The PrivateBank – St. Louis exceeded the minimum levels of all regulatory capital requirements, and were considered “well capitalized” under regulatory standards. At December 31, 2004, our total risk-based capital ratio was 11.29%.

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

Our core deposits, the most stable source of liquidity due to the nature of long-term relationships generally established with our clients, are available to provide long-term liquidity. At December 31, 2004, 54% of our total assets were funded by core deposits, compared to 51% at December 31, 2003. Core deposits for purposes of this ratio are defined as to include all deposits including time deposits but excluding brokered deposits and public funds. Time deposits are included as core deposits since these deposits have historically not been volatile deposits for us.

Over the past several years, our clients have chosen to keep the maturities of their time deposits short. In the event that certain of these certificates of deposit are not renewed and the funds are withdrawn from the bank, unless those deposits are replaced with other core deposits, brokered deposits, borrowed money or capital, we will liquidate assets to reduce our funding needs.

We have continued to use FHLB advances and brokered deposits as alternative methods of funding growth. During 1999, we first utilized brokered deposits as a funding tool to enhance liquidity in anticipation of increasing loan demand. During 2003 and 2004 we maintained our brokered deposits program in order to fund liquidity of The PrivateBank – St. Louis and The PrivateBank – St. Louis. In 2005 we expect to continue to rely on brokered deposits together with increased FHLB advances as alternative methods of funding growth and may increase the level of both brokered deposits and FHLB advances. Our asset/liability management policy currently limits our use of brokered deposits to levels no more than 40% of total deposits. We do not expect our 40% threshold limitation to limit our ability to implement our growth plan. We will first look toward internally generated deposits as funding sources, but plan to supplement our funding needs with wholesale funding sources as needed. Consistent with this policy, brokered deposits to total deposits were 21% of total deposits at December 31, 2004, compared to 29% of total deposits at December 31, 2003.

Subject to the waiver of the required notice period upon redemption, our investment in FHLB (Chicago) stock is a source of liquidity for us. At December 31, 2004, we owned $208.1 million of FHLB

(Chicago) stock. We can elect at any time to sell the stock at par back to the FHLB (Chicago), excluding the required FHLB stock minimum that needs to be maintained in order to support existing FHLB advances. We are required to maintain a ratio of 20:1 of FHLB borrowings to FHLB stock. As of December 31, 2004, we had $249.3 million dollars in advances from the FHLB ($231.3 million from the FHLB (Chicago) and $18.0 million from the FHLB (Des Moines). We were required to hold $12.5 million in FHLB (Chicago) stock at December 31, 2004 and the remaining $195.6 million of FHLB (Chicago) stock can be redeemed. FHLB (Chicago) has communicated to us that a substantial amount of stock can be redeemed immediately upon a request by us, however, FHLB can legally require six months advance notice of the stock sale before the stock is actually liquidated for cash at its par value. Alternatively, FHLB can redeem, at any time, any FHLB stock we own, in excess of the required minimum.

As a result of strong loan growth and to take advantage of increasing yields available in other earning assets, on January 11, 2005, the Company redeemed $20.0 million of its FHLB (Chicago) stock, reducing this investment to $187.0 million. The FHLB (Chicago) paid a 6.0% (annualized) dividend in the first, second and third quarters of 2004 and a 5.5% (annualized) fourth quarter 2004 dividend, and will pay a maximum of 5.5% for the first quarter of 2005. FHLB dividends are generally paid one and a half months subsequent to each quarter-end. The Company closely monitors the activities of the FHLB (Chicago), and continues to believe the FHLB (Chicago) stock is a prudent investment for the Company.

In a press release dated June 30, 2004, the FHLB (Chicago) announced that it had entered into a written agreement with its regulator agreeing to implement various changes to enhance its risk management, capital management, governance and internal control practices. The FHLB (Chicago) agreed to limit their growth rate as well as maintain a capital ratio of 5.1% versus a regulatory minimum of 4.0%, which may impact the future level of dividends the FHLB (Chicago) may pay.

On February 10, 2005, a three-year business and capital management plan for The FHLB (Chicago) was accepted by its regulator, fulfilling a key requirement of the bank’s written agreement. Under the plan, the bank committed to reduce the amount of excess, or “voluntary”, stock owned by its member financial institutions, measured as a percentage of regulatory capital. As of December 31, 2004, about $2.75 billion of the bank’s capital stock, or 58%, was held by its members voluntarily, beyond the amount they were required to hold as a condition of membership. The business plan calls for that percentage to be gradually reduced to 43% or less by the end of 2007. The bank has also committed to adopt a new dividend policy requiring its dividend payout ratio in a given quarter not to exceed 90% of its Adjusted Core Net Income for that quarter. While the written agreement remains in effect, quarterly dividends of greater than 5.5% on an annualized basis will require regulatory approval.

During the twelve months ended December 31, 2004, we increased the level of FHLB advances while the level of brokered deposits decreased. The FHLB advances that we have entered into in 2004 are at longer maturities and higher interest rates relative to the maturing FHLB advances. These higher costing advances will compress net interest margin in the short-term and reflect the impact of a flattening yield curve during 2004 and into 2005. During 2005, we expect to continue to utilize FHLB advances as a funding source to the extent that rates on FHLB advances are more attractive than other sources of funding.

Liquid assets refer to money market assets such as federal funds sold, as well as available-for-sale securities. Net liquid assets represent the sum of the liquid asset categories less the amount of assets pledged to secure public funds and certain deposits that require collateral. At December 31, 2004, net liquid assets at The PrivateBank – Chicago were $272.6 million as compared to $306.0 million at December 31, 2003. At December 31, 2004, net liquid assets at The PrivateBank – St. Louis were $38.7 million as compared to $14.9 million at December 31, 2003.

Net cash inflows provided by operations were $34.9 million for the year ended December 31, 2004 compared to a net inflow of $47.0 million a year earlier. Net cash outflows from investing activities were $552.6 million for the year ended December 31, 2004, compared to net cash outflows of $440.0 million a year earlier. Cash inflows from financing activities for the year ended December 31, 2004 were $518.2 million compared to a net inflow of $408.3 million in 2003.

In the event of short-term liquidity needs, The PrivateBank – Chicago and The PrivateBank – St. Louis may purchase federal funds from correspondent banks. On December 31, 2004, our total availability of overnight fed funds borrowings was $218.0 million, of which we had borrowed $160.0 million. Our total availability of overnight fed funds borrowings is not a committed line of credit, and is dependent upon lender availability. In addition, we currently have available borrowing capacity of $40.0 million under the $40.0 million credit facility at the holding company. We utilize this credit facility from time to time for general business purposes. However, at December 31, 2004, we held no borrowings outstanding under the revolving line.

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

We have structured our assets and liabilities to mitigate the risk of either a rising or falling interest rate environment. We manage our gap position at the one-year horizon. Depending upon our assessment of economic factors such as the magnitude and direction of projected interest rates over the short- and long-term, we generally operate within guidelines set by our asset/liability management policy and attempt to maximize our returns within an acceptable degree of risk. Our policy states that we shall maintain a rate sensitive assets to rate sensitive liabilities position at the one-year horizon between 70% and 130%. Our position at December 31, 2004 was 93.0% and was within the guidelines of our policy. We have continued to maintain our gap position set by our policy guidelines and expect to continue to operate in this manner as long as the general rate structure of the economy and our business opportunities remain consistent. Therefore, generally speaking, a short-term rise in interest rates will negatively impact our earnings, while a short-term drop in interest rates would positively impact our earnings.

Interest rate changes do not affect all categories of assets and liabilities equally or simultaneously. There are other factors that are difficult to measure and predict that would influence the effect of interest rate fluctuations on our income statement. For example, a rapid drop in interest rates might cause our loans to repay at a more rapid pace and certain mortgage-related investments to prepay more quickly than projected. This could mitigate some of the benefits of falling rates that are expected when negatively gapped. Conversely, a rapid rise in rates could give us an opportunity to increase our margins and slow the rate of repayment on our mortgage-related loans, which would increase our returns.

The following tables illustrate the estimated interest rate sensitivity and periodic and cumulative gap positions calculated as of December 31, 2004 and 2003.

	December 31, 2004 Time to Maturity or Repricing
	0-90 days	91-365 days	1-5 years	Over 5 years	Total
	(dollars in thousands)
Interest-Earning Assets
Net loans	$1,153,297	$131,784	$334,648	$21,849	$1,641,578
Investments	41,421	51,244	251,006	235,826	579,497
FHLB stock	208,096	—	—	—	208,096
Fed funds sold	47	—	—	—	47

Total interest-earning assets	$1,402,861	$183,028	$585,654	$257,675	$2,429,218

Interest-Bearing Liabilities
Interest-bearing demand deposits	$—	$—	$—	$106,846	$106,846
Savings deposits	17,067	—	—	—	17,067
Money market deposits	837,096	—	—	—	837,096
Time deposits	118,313	149,987	54,606	405	323,311
Brokered deposits	130,749	113,931	120,466	58,001	423,147
Funds borrowed	234,723	103,366	96,430	—	434,519

Total interest-bearing liabilities	$1,337,948	$367,284	$271,502	$165,252	$2,141,986

Cumulative
Rate sensitive assets (RSA)	$1,402,861	$1,585,889	$2,171,543	$2,429,218
Rate sensitive liabilities (RSL)	1,337,948	1,705,232	1,976,734	2,141,986
GAP (GAP=RSA-RSL)	64,913	(119,343)	194,809	287,232
RSA/RSL	104.85%	93.00%	109.86%	113.41%
RSA/Total assets	55.41%	62.64%	85.78%	95.95%
RSL/Total assets	52.85%	67.36%	78.08%	84.61%
GAP/Total assets	2.56%	-4.71%	7.69%	11.35%
GAP/Total RSA	2.67%	-4.91%	8.02%	11.82%

	December 31, 2003 Time to Maturity or Repricing
	0-90 days	91-365 days	1-5 years	Over 5 years	Total
	(dollars in thousands)
Interest-Earning Assets
Net loans	$807,928	$126,498	$269,343	$12,278	$1,216,046
Investments	77,785	94,530	81,997	214,082	468,394
FHLB stock	209,633				209,633
Fed funds sold	45	—	—	—	45

Total interest-earning assets	$1,095,391	$221,028	$351,340	$226,360	$1,894,117

Interest-Bearing Liabilities
Interest-bearing demand deposits	$—	$—	$—	$85,083	$85,083
Savings deposits	11,352	—	—	—	11,352
Money market deposits	574,214	—	—	—	574,214
Time deposits	134,018	132,709	49,852	—	316,579
Brokered deposits	155,686	161,349	122,980	10,000	450,015
Funds borrowed	84,338	47,000	107,000	—	238,338

Total interest-bearing liabilities	$959,608	$341,058	$279,832	$95,083	$1,675,581

Cumulative
Rate sensitive assets (RSA)	$1,095,391	$1,316,419	$1,667,759	$1,894,119
Rate sensitive liabilities (RSL)	959,608	1,300,666	1,580,498	1,675,581
GAP (GAP=RSA-RSL)	135,783	15,753	87,261	218,538
RSA/RSL	114.15%	101.21%	105.52%	113.04%
RSA/Total assets	55.21%	66.35%	84.06%	95.47%
RSL/Total assets	48.37%	65.56%	79.66%	84.45%
GAP/Total assets	6.84%	0.79%	4.40%	11.01%
GAP/Total RSA	12.40%	1.20%	5.23%	11.54%

The following table shows the impact of immediate 200 and 100 basis point changes in interest rates as of December 31, 2004 and December 31, 2003. The effects are determined through the use of a simulation model based on our earning asset and interest-bearing liability portfolios, assuming the size of these portfolios remains constant throughout the measurement period. The simulation assumes that assets and liabilities accrue interest on their current pricing basis. Assets and liabilities then reprice based on their terms and remain at that interest rate through the end of the measurement period. The model attempts to illustrate the potential change in net interest income if the foregoing occurred.

	December 31, 2004				December 31, 2003
	-200 Basis Points	-100 Basis Points	+100 Basis Points	+200 Basis Points	-200 Basis Points	-100 Basis Points	+100 Basis Points	+200 Basis Points
Percentage change in net interest income due to an immediate 100 and 200 basis point change in interest rates over a one-year time horizon	-3.7%	-1.0%	1.3%	3.4%	-9.2%	-5.9%	2.1%	4.1%

This table shows that if there had been an instantaneous parallel shift in the yield curve of +100 basis points on December 31, 2004, net interest income would increase by 1.3% over a one-year period, as compared to a net interest income increase of 2.1% if there had been an instantaneous parallel shift of +100 basis points at December 31, 2003. Due to current market interest rates, a +100 basis point shift is presented for December 31, 2004 as a more reasonable illustration of possible rate changes. The measurement of a +200 basis point instantaneous parallel shift in the yield curve at December 31, 2004 would result in an increase in net interest income of 3.4% over a one-year period as compared to 4.1% measured on the basis of the December 31, 2003 portfolio. At December 31,

2004, if there had been an instantaneous parallel shift in the yield curve of –100, we would have suffered a decline in net interest income of 1.0%, as compared to 5.9% decline measured on the basis of the December 31, 2003 portfolio.

Changes in the effect on net interest income from a 100 and 200 basis point movement at December 31, 2004, compared to December 31, 2003 are due to the timing and nature of the repricing of rate sensitive assets to rate sensitive liabilities within the one year time frame.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See “Index to Consolidated Financial Statements” on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as contemplated by Exchange Act Rule 13a-15. Based upon, and as of the date of that evaluation, the Chief Executive Officer, and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective, in all material respects, in timely alerting them to material information relating to the Company (and its consolidated subsidiaries) required to be included in the periodic reports the Company is required to file and submit to the SEC under the Exchange Act.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the three months ended December 31, 2004 that have materially affected or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

Report on Management’s Assessment of Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the

supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2004 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS

Information regarding directors of the Company is included in the Company’s Proxy Statement for its 2005 Annual Meeting of Stockholders (the “Proxy Statement”) under the heading “Election of Directors” and the information included therein is incorporated herein by reference. Information regarding the executive officers of the Company is included in “Part I., Item 1. Business.”

Information regarding the Company’s Audit Committee of its Board of Directors and its “audit committee financial expert” is included in the Company’s Proxy Statement under the heading “Board Committees—Audit Committee” and is incorporated herein by reference.

The Company has adopted a Code of Ethics as required by the NASDAQ listing standards and the rules of the SEC. The Code of Ethics applies to all of the Company’s directors, officers, including the Company’s Chief Executive Officer and Chief Financial Officer, and employees. The Code of Ethics is publicly available on our website at www.pvtb.com. If we make substantive amendments to the Code of Ethics or grant any waiver, including any implicit waiver, that applies to any director or executive officer of the Company, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8-K in accordance with applicable NASDAQ and SEC rules.

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

Equity Plan Compensation Information

The following table sets forth information as of December 31, 2004 regarding shares of the Company’s common stock to be issued upon exercise and the weighted-average exercise price of all outstanding options, warrants and rights granted under the Company’s equity compensation plans as well as the number of shares available for issuance under such plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options warrants and rights (b)	Number of securities remaining for future issuance under equity compensation plans (excluding securities reflected in column (a) and (b)) (c)
Equity compensation plans approved by security holders	1,445,585	$12.65	78,830
Equity compensation plans not approved by security holders	—	—	—

Total	1,445,585	$12.65	78,830

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions is included in the Company’s Proxy Statement under the heading “Transactions with Related Persons” and the information included therein is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding the fees the Company paid to its independent accountants, Ernst & Young LLP, during 2004 is included in the Company’s Proxy Statement under the heading “Principal Accounting Firm Fees” and the information included therein is incorporated herein by reference.

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

(a) (3) Exhibits

EXHIBIT NO.	DESCRIPTION OF EXHIBITS

3.1	Certificate of amendment of the Amended and Restated Certificate of Incorporation of PrivateBancorp, Inc., as amended (filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference).

3.2	Amended and Restated Certificate of Incorporation of PrivateBancorp, Inc., as amended (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003 (File No. 000-75887) and incorporated herein by reference).

3.3	Amended and Restated By-laws of PrivateBancorp, Inc. (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003 and incorporated herein by reference).

4.1	Certain instruments defining the rights of the holders of long-term debt of the Company and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis, have not been filed as exhibits. The Company hereby agrees to furnish a copy of any of these agreements to the SEC upon request.

10.1	Lease Agreement for banking facility located at Ten North Dearborn, Chicago, Illinois dated January 1, 1992, as amended, by and between General American Life Insurance Company as successor-in-interest to LaSalle National Trust, N.A., as successor trustee to LaSalle National Bank, not personally but as Trustee under Trust Agreement dated November 6, 1985 and known as Trust No. 110519 and The PrivateBank and Trust Company (filed as an exhibit to the Company’s Form S-1 Registration Statement (File No. 333-77147) and incorporated herein by reference).

10.2	Lease Agreement for banking facility located at 1603 West Sixteenth Street, Oak Brook, Illinois dated October 1996 by and between Columbia Lisle Limited Partnership and The PrivateBank and Trust Company (filed as an exhibit to the Company’s Form S-1 Registration Statement (File No. 333-77147) and incorporated herein by reference).

10.3	First Amendment to Lease dated May 31, 2001 by and between Columbia Lisle Limited Partnership and The PrivateBank and Trust Company (filed as an exhibit to the Company’s Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference).

10.4	Lease Agreement for banking facility located at 517 Green Bay Road, Wilmette, Illinois dated as of May 2, 1994 by and between Gunnar H. Hedlund, Doris S. Hedlund, Robert P. Hedlund and Gerald A. Hedlund, LaSalle National Trust, N.A., as successor trustee to LaSalle National Bank, not personally but solely as Trustee under Trust Agreement dated December 28, 1972 and known as Trust No. 45197 and The PrivateBank and Trust Company (filed as an exhibit to the Company’s Form S-1 Registration Statement (File No. 333-77147) and incorporated herein by reference).

10.5	First Amendment to lease dated January 1, 2002 by and between Towne Square Realty, L.L.C. and The PrivateBank and Trust Company (filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference).

10.6	Sublease Agreement for banking facility located at 1401 South Brentwood Blvd., St. Louis, Missouri, dated as of December 13, 1999, by and between Union Planters Bank, National Association, St. Louis Brentwood Associates, L.P. and PrivateBancorp, Inc. (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 10, 2000 and incorporated herein by reference).

10.7	Lease Agreement for banking facility located at 312 Crescent Place, Geneva, Illinois by and between Shodeen Management Company as agent for the beneficiaries of a land trust with Harris Bank St. Charles, pursuant to Trust Agreement dated March 4, 1994, and known as Trust No. 2321, and The PrivateBank and Trust Company dated January 9, 2001, (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference).

10.8	Lease Agreement dated August 31, 1995 between 208 South LaSalle Associates, L.P. and Lodestar Financial Services, Inc. (filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference).

10.9	First Amendment to lease dated February 15, 2000 between LaSalle-Adams, L.L.C. and Lodestar Financial Services, Inc. (filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference).

10.10	Second Amendment to lease dated August 12, 2002 between LaSalle-Adams, L.L.C. and Lodestar Investment Counsel, Inc. (filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference).

10.11	Lease agreement for banking facility located at 919 North Michigan Ave., Chicago, Illinois dated July 22, 2004, by and between Palmolive Building Retail LLC and The PrivateBank and Trust Company (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q on the quarter ended September 30, 2004 and incorporated herein by reference).

10.12	PrivateBancorp, Inc. Amended and Restated Stock Incentive Plan (filed as Appendix A to the Company’s Proxy Statement for its 2000 Annual Meeting of Stockholders and incorporated herein by reference).*

10.13	PrivateBancorp, Inc. Incentive Compensation Plan (filed as Appendix A to the Company’s Proxy Statement for its 2003 Annual Meeting of Stockholders and incorporated herein by reference).*

10.14	PrivateBancorp, Inc. Deferred Compensation Plan (filed as an exhibit to the Company’s Form S-8 Registration Statement (File No. 333-104807) and incorporated herein by reference).*

10.15	Employment Agreement by and between Ralph B. Mandell and PrivateBancorp, Inc. dated July 1, 2001 (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference).*

10.16	Outsourcing Agreement by and between The PrivateBank and Trust Company and Marshall & Ilsley Corporation, acting through its division M&I Data Services, dated as of April 9, 1999 (filed as an exhibit to the Company’s Form S-1 Registration Statement (File No. 333-77147) and incorporated herein by reference).

10.17	Employment Agreement by and between Richard C. Jensen, PrivateBancorp, Inc. and The PrivateBank – St. Louis dated as of October 1, 2003 (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference).*

10.18	Form of Indemnification Agreement by and between PrivateBancorp, Inc. and its directors and executive officers (filed as an exhibit to the Company’s Form S-1 Registration Statement (File No. 333-77147) and incorporated herein by reference).*

10.19	Loan Agreement dated as of February 11, 2000, between PrivateBancorp, Inc. and LaSalle Bank National Association (filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and incorporated herein by reference).

10.20	Amendment No. 1 to Loan Agreement dated as of February 11, 2002 between PrivateBancorp, Inc. and LaSalle Bank National Association (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference).

10.21	Amendment No. 2 to Loan Agreement dated as of April 11, 2002 between PrivateBancorp, Inc. and LaSalle Bank National Association (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference).

10.22	Amendment No. 3 to Loan Agreement dated as of December 24, 2002 between PrivateBancorp, Inc. and LaSalle Bank National Association (filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference).

10.23	Amendment No. 4 to Loan Agreement dated as of December 1, 2003 between PrivateBancorp, Inc. and LaSalle Bank National Association (filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

10.24	Amendment No. 5 to Loan Agreement dated as of December 1, 2004, between PrivateBancorp, Inc. and LaSalle Bank National Association.(1)

10.25	Employment Agreement by and among William Goldstein and Lodestar Investment Counsel LLC, dated as of December 30, 2002 (filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference).*

10.26	Employment Agreement by and among Dennis Klaeser and PrivateBancorp, Inc. dated October 1, 2003 (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference).*

10.27	Employment Agreement by and among Hugh H. McLean, PrivateBancorp, Inc. and The PrivateBank and Trust Company dated October 1, 2003 (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference).*

10.28	Employment Agreement by and among Gary S. Collins, PrivateBancorp, Inc. and The PrivateBank and Trust Company dated as of October 1, 2003 (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference).*

10.29	Form of Incentive Stock Option Agreement pursuant to the PrivateBancorp, Inc. Incentive Compensation Plan.(1)

10.30	Form of Director Stock Option Agreement pursuant to the PrivateBancorp, Inc. Incentive Compensation Plan.(1)

10.31	Form of Restricted Stock Award Agreement pursuant to the PrivateBancorp, Inc. Incentive Compensation Plan.(1)

12.1	Calculation of Ratio of Earnings to Fixed Charges.(1)

21.1	Subsidiaries of the Registrant.(1)

23.1	Consent of Ernst & Young LLP.(1)

24.1	Powers of Attorney (set forth on signature page).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)

(1)	Filed herewith.
*	Indicates management contracts or compensatory plans or arrangements required to be filed as an exhibit.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PRIVATEBANCORP, INC.

Report of Independent Registered Public Accounting Firm

PrivateBancorp, Inc. Stockholders and Board of Directors

We have audited management’s assessment, included in the accompanying Report on Management’s Assessment of Internal Control Over Financial Reporting, that PrivateBancorp, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). PrivateBancorp Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that PrivateBancorp, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, PrivateBancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of PrivateBancorp, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 of PrivateBancorp, Inc. and our report dated March 2, 2005 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Chicago, Illinois

March 2, 2005

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

PrivateBancorp, Inc.

We have audited the accompanying consolidated balance sheets of PrivateBancorp, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

We have also audited, in accordance with the standards of the Public Company Oversight Board (United States), the effectiveness of PrivateBancorp, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2005 expressed an unqualified opinion thereon.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PrivateBancorp, Inc. and subsidiaries as of December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with the U.S. generally accepted accounting principles.

/s/    Ernst & Young LLP

Chicago, Illinois

March 2, 2005

PRIVATEBANCORP, INC.

CONSOLIDATED BALANCE SHEETS

As of December 31, 2004 and 2003

(In thousands, except per share data)

	December 31,
	2004	2003
Assets
Cash and due from banks	$49,534	$49,115
Fed funds sold and other short-term investments	1,120	985

Total cash and cash equivalents	50,654	50,100

Loans held for sale	7,200	4,420
Available-for-sale securities, at fair value	763,985	669,262
Loans net of unearned discount	1,653,363	1,224,657
Allowance for loan losses	(18,986)	(15,100)

Net loans	1,634,377	1,209,557

Goodwill	20,547	19,242
Premises and equipment, net	6,486	6,233
Accrued interest receivable	10,549	7,868
Other assets	42,019	18,241

Total assets	$2,535,817	$1,984,923

Liabilities and Stockholders’ Equity
Demand deposits:
Non-interest-bearing	$165,170	$135,110
Interest-bearing	106,846	85,083
Savings and money market deposit accounts	854,163	562,234
Brokered deposits	423,147	447,948
Other time deposits	323,309	316,984

Total deposits	1,872,635	1,547,359

Funds borrowed	414,519	219,563
Long-term debt—trust preferred securities	20,000	20,000
Accrued interest payable	3,949	5,053
Other liabilities	30,641	25,992

Total liabilities	$2,341,744	$1,817,967

Stockholders’ Equity
Preferred stock, 1,000,000 shares authorized	—	—
Common stock, without par value, $1 stated value; 39,000,000 shares authorized; 20,400,103 and 19,707,328 shares issued and outstanding as of December 31, 2004 and December 31, 2003, respectively	20,400	19,707
Treasury stock, 48,901 shares repurchased as of December 31, 2004	(2,207)	—
Additional paid-in-capital	100,091	93,943
Retained earnings	73,789	46,193
Accumulated other comprehensive income	7,056	9,909
Deferred compensation	(5,056)	(2,796)

Total stockholders’ equity	194,073	166,956

Total liabilities and stockholders’ equity	$2,535,817	$1,984,923

Note: All previously reported share and per share data has been restated to reflect the 2-for-1 stock split which occurred on May 31, 2004.

The accompanying notes to consolidated financial statements are an integral part of these statements.

PRIVATEBANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2004, 2003 and 2002

(In thousands, except per share data)

	Year Ended December 31,
	2004	2003	2002
Interest income
Loans, including fees	$79,499	$62,793	$52,560
Federal funds sold and interest bearing deposits	40	68	126
Securities:
Taxable	23,501	17,463	13,282
Exempt from Federal income taxes	10,070	7,170	5,874

Total interest income	113,110	87,494	71,842

Interest expense
Deposits:
Interest-bearing demand	548	553	636
Savings and money market deposit accounts	12,462	6,425	7,328
Brokered deposits and other time deposits	17,960	16,934	16,014
Funds borrowed	6,659	4,502	5,325
Long-term debt—trust preferred securities	1,939	1,940	1,939

Total interest expense	39,568	30,354	31,242

Net interest income	73,542	57,140	40,600
Provision for loan losses	4,399	4,373	3,862

Net interest income after provision for loan losses	69,143	52,767	36,738

Non-interest income
Wealth management income	8,316	6,630	2,878
Mortgage banking income	2,856	3,474	2,248
Other income	3,029	2,323	1,955
Securities gains, net	968	1,759	11
Trading losses on interest rate swap	(870)	(238)	(943)

Total non-interest income	14,299	13,948	6,149

Non-interest expense
Salaries and employee benefits	26,027	20,856	13,979
Occupancy expense, net	5,671	5,564	4,891
Professional fees	5,054	4,672	3,689
Marketing	2,521	2,527	1,648
Data processing	2,009	1,528	1,509
Insurance	919	700	455
Other non-interest expense	3,473	4,297	2,436

Total non-interest expense	45,674	40,144	28,607

Minority interest expense	270	193	—

Income before income taxes	37,498	26,378	14,280

Income tax provision	10,503	7,309	3,273

Net income	$26,995	$19,069	$11,007

Basic earnings per share	$1.37	$1.12	$0.75
Diluted earnings per share	$1.30	$1.06	$0.71

Note: All previously reported share and per share data has been restated to reflect the 2-for-1 stock split which occurred on May 31, 2004.

The accompanying notes to consolidated financial statements are an integral part of these statements.

PRIVATEBANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2002, 2003 and 2004

(In thousands, except per share data)

	Common Stock	Treasury Stock	Additional paid-in- capital	Retained Earnings	Accumulated Other Comprehensive Income	Deferred Compensation	Loans to Officers	Total Equity
Balance January 1, 2002	$14,412	—	$31,908	$17,468	$323	$(857)	$(950)	$62,304
Net income	—	—	—	11,007	—	—	—	11,007
Net increase in fair value of securities classified as available-for-sale, net of income taxes and reclassification adjustments	—	—	—	—	8,503	—	—	8,503

Total comprehensive income	—	—	—	11,007	8,503	—	—	19,510

Cash dividends declared ($0.045 per share)	—	—	—	(691)	—	—	—	(691)
Issuance of common stock	996	—	5,755	—	—	—	—	6,751
Awards granted, net of forfeitures	—	—	—	—	—	(38)	—	(38)
Amortization of deferred compensation	—	—	—	—	—	306	—	306
Repayment of loans to officers	—	—	—	—	—	—	950	950

Balance December 31, 2002	$15,408	$—	$37,663	$27,784	$8,826	$(589)	$—	$89,092

Balance January 1, 2003	$15,408	—	$37,663	$27,784	$8,826	$(589)	$—	$89,092
Net income	—	—	—	19,069	—	—	—	19,069
Net increase in fair value of securities classified as available-for-sale, net of income taxes and reclassification adjustments	—	—	—	—	1,083	—	—	1,083

Total comprehensive income	—	—	—	19,069	1,083	—	—	20,152

Cash dividends declared ($0.08 per share)	—	—	—	(1,410)	—	—	—	(1,410)
Issuance of common stock	4,299	—	56,280	—	—	—	—	60,579
Awards granted, net of forfeitures	—	—	—	—	—	(2,582)	—	(2,582)
Amortization of deferred compensation	—	—	—	750	—	375	—	1,125

Balance December 31, 2003	$19,707	$—	$93,943	$46,193	$9,909	$(2,796)	$—	$166,956

Balance January 1, 2004	$19,707	—	$93,943	$46,193	$9,909	$(2,796)	$—	$166,956
Net income	—	—	—	26,995	—	—	—	26,995
Net decrease in fair value of securities classified as available-for-sale, net of income taxes and reclassification adjustments	—	—	—	—	(2,853)	—	—	(2,853)

Total comprehensive income	—	—	—	26,995	(2,853)	—	—	24,142

Cash dividends declared ($0.12 per share)	—	—	—	(2,425)	—	—	—	(2,425)
Issuance of common stock	724		5,310	—	—	—	—	6,034
Acquisition of Treasury Stock	(31)	(2,207)	838	—	—	—	—	(1,400)
Awards granted, net of forfeitures	—	—	—	—	—	(3,335)	—	(3,335)
Amortization of deferred compensation	—	—	—	3,026	—	1,075	—	4,101

Balance December 31, 2004	$20,400	$(2,207)	$100,091	$73,789	$7,056	$(5,056)	$—	$194,073

Note: All previously reported share and per share data has been restated to reflect the 2-for-1 stock split which occurred on May 31, 2004.

The accompanying notes to consolidated financial statements are an integral part of these statements.

PRIVATEBANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2004, 2003 and 2002

(In thousands)

	Year Ended December 31,
	2004	2003	2002
Cash flows from operating activities
Net income	$26,995	$19,069	$11,007
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,724	1,655	1,444
Amortization of deferred compensation, net of forfeitures	1,075	375	306
Provision for loan losses	4,399	4,373	3,862
Net gain on sale of securities	(968)	(1,759)	(11)
Trading losses on interest rate swap	870	238	943
Net (increase) decrease in loans held for sale	(2,780)	9,901	(2,986)
Increase in deferred loan fees	266	303	1,040
(Increase) decrease in accrued interest receivable	(2,681)	1,559	(2,165)
(Decrease) increase in accrued interest payable	(1,104)	67	2,874
(Increase) in other assets	(2,008)	(823)	(2,596)
Increase in other liabilities	9,147	12,073	3,710

Total adjustments	7,940	27,962	6,421

Net cash provided by operating activities	34,935	47,031	17,428

Cash flows from investing activities
Proceeds from maturities, paydowns and sales of securities	276,734	107,360	123,296
Purchases of available-for-sale securities	(375,683)	(286,440)	(265,432)
Net loan principal advanced	(429,296)	(259,987)	(186,405)
Acquisition of Corley Financial	(475)	—	—
Investment in bank owned life insurance	(22,000)	—	—
Premises and equipment expenditures	(1,905)	(948)	(4,492)
Acquisition of Lodestar Investment Counsel, LLC	—	—	(5,427)

Net cash used in investing activities	(552,625)	(440,015)	(338,460)

Cash flows from financing activities
Net increase in total deposits	325,287	342,100	354,788
Proceeds from exercise of stock options	2,633	799	1,235
Proceeds from common stock offering	—	57,199	—
Acquisition of treasury stock	(2,207)	—	—
Dividends paid	(2,424)	(1,410)	(691)
Repayment of loans to officers	—	—	950
Net increase (decrease) in funds borrowed	194,955	9,609	(23,264)

Net cash provided by financing activities	518,244	408,297	333,018

Net increase in cash and cash equivalents	554	15,313	11,986
Cash and cash equivalents at beginning of year	50,100	34,787	22,801

Cash and cash equivalents at end of year	$50,654	$50,100	$34,787

Cash paid during year for:
Interest	$40,672	$30,287	$28,368
Income taxes	3,800	1,920	1,325

The accompanying notes to consolidated financial statements are an integral part of these statements.

PRIVATEBANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BASIS OF PRESENTATION

a.	Nature of Operations

PrivateBancorp, Inc. (the “Company”) was incorporated under the laws of the State of Delaware on November 7, 1989. The Company is a bank holding company with two bank subsidiaries, The PrivateBank and Trust Company (The PrivateBank – Chicago), which was formed as a de novo, or start-up bank, on February 6, 1991, and The PrivateBank (The PrivateBank – St. Louis), which was formed as a de novo federal savings bank on June 26, 2000, and a mortgage banking subsidiary, The PrivateBank Mortgage Company. On February 11, 2000, the Company completed its acquisition of Johnson Bank Illinois. At closing, Johnson Bank Illinois was merged into The PrivateBank – Chicago. The two acquired offices, located on Chicago’s North Shore in Lake Forest and Winnetka, became additional offices of The PrivateBank – Chicago. On December 30, 2002, The PrivateBank – Chicago acquired a controlling interest in Lodestar Investment Counsel, LLC, a Chicago-based investment adviser with $649.0 million of assets under management at December 31, 2004. Lodestar manages equity, balanced and fixed income accounts primarily for high net-worth individuals, retirement plans and charitable organizations with investable assets in excess of $1.0 million, and shares a similar focus on highly personalized client service. On June 15, 2004, the Company established The PrivateBank Mortgage Company as a result of the acquisition of Corley Financial Services. On January 27, 2005, the Company opened a banking office on Chicago’s Gold Coast. In April 2004, the Company announced plans to open a new office in downtown Milwaukee.

The Company provides private banking and wealth management services primarily to affluent individuals, professionals, entrepreneurs and their business interests. The banks focus on the personal financial services needs of their clients as well as the banking needs of their clients’ various business and investment interests.

b.	Consolidation

The consolidated financial statements of the Company and subsidiaries include the accounts of the Company and its wholly owned subsidiaries, The PrivateBank – Chicago, which includes Lodestar, The PrivateBank – St. Louis, and The PrivateBank Mortgage Company. Significant intercompany accounts and transactions have been eliminated in the preparation of these statements.

c.	Statement of Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold and other short-term investments. Generally, federal funds are sold for one-day periods, but not longer than 30 days. Short-term investments mature in less than 30 days.

d.	Securities

Available-for-sale securities are intended to be invested for an indefinite period but may be sold in response to events we expect to occur in the foreseeable future. Securities available-for-sale are reported at fair value, with unrealized gains and losses, net of taxes, reported as adjustments to other comprehensive income in a separate component of stockholders’ equity. Any decline in fair value of securities that is deemed other than temporary is charged against current period earnings. At December 31, 2004 and 2003, all securities were classified as available for sale.

PRIVATEBANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Premium amortization and discount accretion on securities are included in interest income on securities using the effective interest rate method. Premium amortizations totaled $6.2 million, $8.1 million, and $4.2 million for the years ended December 31, 2004, 2003 and 2002, respectively. The Company has net unaccreted discount of $11.9 million and $17.0 million at December 31, 2004 and 2003, respectively. The specific identification method is used to record gains and losses on security transactions.

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

Loans originated and intended for sale in the secondary market are classified as held for sale and reported at the lower of aggregate cost or market value, with unrealized losses, if any, recorded by a charge to income. Fair value is determined based on quoted market rates or, in the case where a firm commitment has been made to sell the loan, the firm committed price. Gains and losses on the disposition of loans held for sale are determined on the specific identification method. Mortgage loans sold in the secondary market are sold without retaining servicing rights.

h.	Brokered Deposits

The Company utilizes brokered deposits as liquidity and asset-liability management tools in the normal course of business. Certain brokered deposits issued by the Company contain a purchased option (retained by the Company), retained by the Company, to call (redeem) the brokered deposit prior to maturity at a specified date. Upon issuance of brokered deposits, the Company recognizes a

PRIVATEBANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

contra liability account that reflects the fees paid to brokers for raising the funds in the retail market. The deferred broker commissions are amortized to interest expense as an adjustment to the brokered deposit yield over the contractual maturity of the brokered deposit. In the event the Company notifies the certificate holders of its intent to exercise the call option on the callable brokered deposit, the remaining unamortized broker commissions are amortized to the call date.

i.	Derivative Financial Instruments

All derivative instruments are recognized as either assets or liabilities in the balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedge relationship. The Company is also required to recognize certain contracts and commitments, including certain commitments to fund mortgage loans held-for-sale, as derivatives when the characteristics of those contracts and commitments meet the definition of a derivative. These Interest rate locks and forward commitments are valued at zero at date of inception and subsequently adjusted to market value resulting from changes in market interest rates.

For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument based on the exposure being hedged, as a fair value or cash flow hedge. Fair value hedges are accounted for by recording the fair value of the derivative instrument and the fair value related to the risk being hedged of the hedged asset or liability on the balance sheet with corresponding offsets recorded in the statement of income. In November 2001, the Company entered into its first interest rate swap, which is recorded on the balance sheet at fair value. The interest rate swap was entered into for asset liability management purposes and not for trading purposes. The interest rate swap has been designated as a fair value hedge of a fixed-rate $25.0 million advance with the FHLB (Chicago). Changes in the fair value of the interest rate swap are reported through income. Changes in the fair value of the borrowings from the date of designation are recorded through income. Documentation and evaluation of hedge effectiveness was performed at inception and on a recurring periodic basis.

The Company entered into a $25.0 million swap during the third quarter of 2002, swapping the 10-year rate for 3-month LIBOR to act as an economic hedge of a portion of the Company’s available-for-sale municipal securities portfolio. During 2004, fair market value adjustment on this swap resulted in the trading loss of $870,000 with a corresponding derivative liability of the same amount. This swap does not qualify for hedge accounting treatment; therefore, the mark-to-market adjustment flows through earnings.

j.	Bank Premises and Equipment

Bank premises and equipment are stated at cost less accumulated depreciation and amortization. For financial reporting purposes, depreciation is computed using the straight-line method over the estimated useful lives of the assets. At December 31, 2004, the range of estimated useful lives of depreciable assets was between 3 and 40.5 years.

k.	Income Taxes

The Company and its subsidiaries file a consolidated Federal income tax return. The subsidiaries provide for income taxes on a separate return basis and remit to the Holding Company amounts determined to be currently payable.

Income tax expense is recorded based on the liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using currently enacted tax rates in effect for the years

PRIVATEBANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

l.	Earnings per Share

Basic earnings per common share are determined by dividing earnings by the weighted average number of common shares outstanding. Dilutive stock options are included as share equivalents using the treasury stock method in determining diluted earnings per share. All previously reported share and per share data in this report has been restated to reflect the 2-for-1 stock split that occurred on May 31, 2004.

m.	Comprehensive Income

Components of comprehensive income are reported in the Consolidated Statement of Changes in Stockholders’ Equity.

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

During 2001, The PrivateBank – Chicago recorded approximately $12.2 million in goodwill in connection with the Johnson Bank Illinois acquisition. During 2002, the Company recorded $8.4 million of goodwill and $2.5 million in customer intangibles in connection with the Lodestar acquisition. The customer intangibles reflect the estimated fair value of the Lodestar client relationships over a fifteen-year time horizon. On June 15, 2004, the Company recorded $1.3 million in goodwill in connection with the acquisition of Corley Financial Services. The Company does not have any other recorded intangibles besides the Lodestar customer intangible. Intangible assets are amortized over an estimated useful life of 15 years. Effective January 1, 2002, the Company adopted FAS No. 142, which requires that goodwill and intangible assets that have indefinite lives no longer be amortized but be reviewed for impairment annually, or more frequently if certain indicators arise. Prior to the adoption of FAS No. 142, goodwill was being amortized using the straight-line method over a period of 15 years. Amortization expense on intangible assets is expected to total approximately $168,000 each year in 2005, 2006, 2007, 2008, and 2009.

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

PRIVATEBANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	2004	2003	2002
	(dollars in thousands)
Net income—
As reported	$26,995	$19,069	$11,007
Pro forma	25,333	17,747	10,551
Basic earnings per share—
As reported	$1.37	$1.12	$0.75
Pro forma	1.29	1.05	0.72
Diluted earnings per share—
As reported	$1.30	$1.06	$0.71
Pro forma	1.22	.99	0.68

During the second quarter of 2004, the Company adopted the binomial method of valuing options for options granted in the second quarter and going forward. Previously the Black-Scholes method was used. The binomial method takes into account more assumptions about a grant’s features and better estimates employees’ likely behavior regarding investments.

In determining the fair value of each option grant for purposes of the above pro forma disclosures, the Company used an option pricing model with the following assumptions for grants in 2004, 2003 and 2002, respectively: dividend yield of 0.37%, 0.40%, and 0.35% for 2004, 2003 and 2002, respectively; risk-free interest rate of 3.74% to 4.27% for 2004, 4.55% for 2003, and 5.07% for 2002; and expected lives of 7 years for options granted in 2004 and 10 years for all other. The valuation utilizes an expected volatility of approximately 30%, 46%, and 50% for 2004, 2003 and 2002, respectively. The expected volatility of 30% for 2004 is computed from an index of strategic peer company composite volatility over a five year basis.

During 2004, the Company granted 307,650 stock options at a weighted average strike price of $27.39 compared to 377,400 stock options granted in 2003 with a strike price of $17.30. The pro forma effect on net income as presented in the table was smaller in 2004 as compared to 2003 primarily because of the application of the binomial method in our stock model and the lower expected volatility rate. The expected volatility that is applied by the option pricing model has a significant impact on the fair value calculation of the options, and the higher the volatility the higher the value that is ascribed to the options.

r.	Advertising Costs

All advertising costs incurred by the Company are expensed in the period in which they are incurred.

PRIVATEBANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

s.	New Accounting Pronouncements

On March 9, 2004, the SEC staff issued Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitments, which provides guidance regarding mortgage loan interest rate lock commitments related to loans held for sale as written options, effective for commitments entered into after March 31, 2004. The Company accounts for loan commitments on single-family mortgages that it intends to sell as derivatives in accordance with FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. Loan commitments are recorded at zero on the date of issuance and are adjusted through earnings thereafter for changes in interest rates. In accordance with SAB 105, the Company does not include in the fair value of loan commitments any value for future servicing rights or other intangible assets. The adoption of SAB 105 did not have a material impact on results of operations.

In December 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 123R (revised 2004), “Share-Based Payment”. This statement requires use of the fair value method of accounting for share-based payment transactions with employees. With the adoption of SFAS No. 123R, the Company will be required to account for stock options under the fair value method of accounting and to estimate expected forfeitures of stock grants instead of its current practice of accounting for forfeitures as they occur. In addition, the Company will begin to classify the excess tax benefits, if any, related to employee option exercises as financing activities rather than operating activities in its consolidated statement of cash flows. The provisions of SFAS No. 123R are required to be adopted as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 and the Company is currently evaluating the impact of the adoption on its consolidated financial statements.

t.	Fair Value Accretion

The Johnson Bank Illinois acquisition in 2000 was accounted for as a purchase. All assets and liabilities were adjusted to fair value as of the effective date of the merger creating goodwill, which was pushed-down to The PrivateBank – Chicago. In connection with the Johnson Bank Illinois acquisition in 2000, the Company recorded premiums and discounts to mark-to-market the fair value of loans, deposits and FHLB advances, as applicable. These premiums and discounts are being recognized in the statements of income as yield adjustments to interest income on loans, interest expense on deposits and interest expense on FHLB advances and will end in February of 2007.

u.	Stock Repurchases

Acquisitions of the Corporation’s common stock are recorded using the cost method, which results in debiting the Treasury stock account for the reacquisition cost and in reporting this account as a deduction from the total paid-in-capital and retained earnings on the consolidated balance sheet.

NOTE 2—OPERATING SEGMENTS

For purposes of making operating decisions and assessing performance, management regards The PrivateBank – Chicago, The PrivateBank – St. Louis, Wealth Management, and the Holding Company as four operating segments. The Company’s investment securities portfolio is comprised of the two banks’ portfolios and accordingly each portfolio is included in total assets and reported in the results of The PrivateBank – Chicago and The PrivateBank – St. Louis. Compensation expense related to the management of the investment portfolios is allocated solely to The PrivateBank – Chicago. Insurance expense for the Company is allocated to The PrivateBank – Chicago, the Holding Company and the Wealth Management segments. The results for each business segment are summarized in the paragraphs below and included in the following segment tables.

PRIVATEBANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We apply the accrual basis of accounting for each reportable segment and for transactions between reportable segments. During 2004, there were no changes in the measurement methods used to determine reported segment profit or loss as compared to 2003 and 2002. There are no asymmetrical allocations to segments requiring disclosure.

The accounting policies of the segments are generally the same as those described in Note 1—Basis of Presentation to the consolidated financial statements.

The PrivateBank – Chicago

The PrivateBank – Chicago, through its main office located in downtown Chicago as well as seven full-service Chicago suburban locations, provides personal and commercial banking services primarily to affluent individuals, professionals, entrepreneurs and their business interests. The PrivateBank – Chicago’s commercial lending products include lines of credit for working capital, term loans for equipment and letters of credit to support the commitments made by its clients. Non-credit products include lock-box, cash concentration accounts, merchant credit card processing, electronic funds transfer, other cash management products and insurance. The PrivateBank – Chicago offers a full range of real estate lending products including fixed and floating rate permanent and mini-permanent mortgages, construction and commercial real estate loans. Personal loans include installment loans and lines of credit, home equity loans and a wide variety of home mortgage loans.

Individual banking services include interest-bearing checking, money market accounts, certificates of deposit, ATM/debit cards and investment brokerage accounts. Additionally, The PrivateBank – Chicago offers secured and unsecured personal loans and lines of credit. Through The PrivateBank – Chicago’s affiliations with Mesirow Financial, Inc. and Sterling Investment Services, Inc., clients have access to insurance products and securities brokerage services. The PrivateBank – Chicago also offers domestic and international wire transfers and foreign currency exchange.

The PrivateBank Mortgage Company results are included in The PrivateBank – Chicago since June 15, 2004, the date of the Company’s acquisition of Corley Financial.

The PrivateBank – Chicago’s balance sheet reflects goodwill of $19.2 million, which remained relatively unchanged from December 31, 2003, and intangibles of $2.2 million at December 31, 2004, compared to $2.4 million at December 31, 2003.

	The PrivateBank – Chicago
	December 31,
	2004	2003	2002
	(in millions)
Total assets	$2,267.2	$1,786.1	$1,390.3
Total deposits	1,689.7	1,422.0	1,101.0
Total borrowings	372.9	189.6	150.0
Total gross loans	1,451.8	1,073.5	863.0
Total capital	173.3	146.0	124.3
Net interest income	63.2	49.1	39.0
Non-interest income	6.3	7.9	4.4
Non-interest expense	28.5	25.0	20.8
Net income	26.4	20.5	13.5

PRIVATEBANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The PrivateBank – St. Louis

The PrivateBank – St. Louis, a federal savings bank, was established as a new bank subsidiary of the Company on June 23, 2000, and through its main office located in St. Louis, Missouri, offers a full range of real estate lending products including fixed and floating rate permanent and mini-permanent mortgages and construction loans. Personal loans include installment loans and lines of credit, home equity loans and a wide variety of home mortgage loans. Commercial lending products provided by The PrivateBank – St. Louis include lines of credit for working capital, term loans for equipment and letters of credit to support the commitments made by its clients. Non-credit products include lock-box, cash concentration accounts, merchant credit card processing, electronic funds transfer, and other cash management products. Individual banking services include interest-bearing checking, money market deposit accounts, certificates of deposit, ATM/debit cards and investment brokerage accounts. The PrivateBank – St. Louis also offers domestic and international wire transfers and foreign currency exchange.

	The PrivateBank – St. Louis
	December 31,
	2004	2003	2002
	(in millions)
Total assets	$268.2	$195.0	$149.9
Total deposits	200.0	147.4	105.1
Total borrowings	45.9	30.0	30.0
Total gross loans	206.1	151.5	104.7
Total capital	20.3	15.9	13.4
Net interest income	7.7	5.4	4.0
Non-interest income	2.4	3.5	2.0
Non-interest expense	5.6	5.5	4.1
Year-to-date net income (loss)	2.8	1.8	0.8

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

	Wealth Management
	December 31,
	2004	2003	2002
	(in thousands)
Wealth Management assets under management	$1,805.3	$1,548.5	$1,239.8
Wealth Management fee revenue	8.3	6.6	2.9
Net interest income	1.6	1.2	1.5
Non-interest income	8.3	6.6	2.9
Non-interest expense	7.5	6.7	3.8
Net income	1.4	0.6	0.4

PRIVATEBANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Holding Company Activities

Holding Company Activities consist of parent company only matters. The Holding Company’s most significant assets are its net investments in its two banking subsidiaries, The PrivateBank – Chicago and The PrivateBank – St. Louis. On June 15, 2004, the Company formed a mortgage company subsidiary, The PrivateBank Mortgage Company, as a result of its acquisition of Corley Financial Corporation. During the first quarter 2001, in connection with the issuance of $20.0 million of 9.50% trust preferred securities, the Holding Company issued $20.0 million of subordinated debentures which are accounted for as long-term debt and also qualify as Tier 1 and Tier 2 capital (see note 8). The Tier 1 qualifying amount is limited to 25% of Tier 1 capital under Federal Reserve regulations. The excess amount qualifies as Tier 2 capital. Holding Company Activities are reflected primarily by interest expense on borrowings and operating expenses. Recurring holding company operating expenses consist of compensation (amortization of restricted stock awards, other salary expense) and miscellaneous professional fees. In May of 2002, PrivateBancorp, Inc. acquired an office building located in St. Charles, Illinois, for $1.8 million from Towne Square Realty. The St. Charles location of The PrivateBank -Chicago continues to lease space in the building and pays rent to the Holding Company at the same terms and conditions as was paid to the prior owner.

	Holding Company Activities
	December 31,
	2004	2003	2002
	(in millions)
Total assets	$213.3	$186.8	$141.3
Total capital	194.1	167.0	89.1
Total borrowings	—	—	30.0
Long term debt—trust preferred securities	20.0	20.0	20.0
Non-interest income	0.2	0.2	0.1
Non-interest expense	4.3	3.2	3.0
Net interest expense	1.6	2.5	2.5
Net loss	(3.7)	(3.8)	(3.7)

PRIVATEBANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables present a reconciliation of certain operating information for reportable segments for the periods presented and the reported consolidated balances (in millions):

2004	The PrivateBank (Chicago)	The PrivateBank (St. Louis)	Wealth Management	Holding Company Activities	Intersegment Eliminations(2)	Consolidated
Total assets	$2,267.2	$268.2	$—	$213.3	$(212.9)	$2,535.8
Total deposits	1,689.7	200.0	—	—	(17.1)	1,872.6
Total borrowings(1)	372.9	45.9	—	20.0	(4.3)	434.5
Total loans	1,451.8	206.1	—	—	(4.5)	1,653.4
Total capital	173.3	20.3	—	194.1	(193.6)	194.1
Net interest income	63.2	7.7	1.6	(1.6)	2.6	73.5
Non-interest income	6.3	2.4	8.3	0.2	(2.9)	14.3
Non-interest expense	28.5	5.6	7.5	4.3	(0.2)	45.7
Net income	26.4	2.8	1.4	(3.7)	0.1	27.0
Wealth Management assets under management	—	—	1,805.3	—	(77.8)	1,727.5
Wealth Management fee revenue	—	—	8.3	—	—	8.3

2003	The PrivateBank (Chicago)	The PrivateBank (St. Louis)	Wealth Management	Holding Company Activities	Intersegment Eliminations(2)	Consolidated
Total assets	$1,786.7	$195.0	$—	$186.8	$(183.6)	$1,984.9
Total deposits	1,422.0	147.4	—	—	(22.0)	1,547.4
Total borrowings(1)	189.6	30.0	—	20.0	—	239.6
Total loans	1,073.5	151.5	—	—	(0.3)	1,224.7
Total capital	146.0	15.9	—	167.0	(161.9)	167.0
Net interest income	49.1	5.4	1.2	(2.5)	3.9	57.1
Non-interest income	7.9	3.5	6.6	0.2	(4.3)	13.9
Non-interest expense	25.0	5.5	6.7	3.2	(0.3)	40.1
Net income	20.5	1.8	0.6	(3.8)	0.0	19.1
Wealth Management assets under management	—	—	1,548.5	—	(53.6)	1,494.9
Wealth Management fee revenue	—	—	6.6	—	—	6.6

2002	The PrivateBank (Chicago)	The PrivateBank (St. Louis)	Wealth Management	Holding Company Activities	Intersegment Eliminations(2)	Consolidated
Total assets	$1,390.3	$149.9	$—	$141.3	$(138.1)	$1,543.4
Total deposits	1,101.0	105.1	—	—	(0.8)	1,205.3
Total borrowings(1)	150.0	30.0	—	50.0	—	230.0
Total loans	863.0	104.7	—	—	(2.1)	965.6
Total capital	124.3	13.4	—	89.1	(137.7)	89.1
Net interest income	39.0	4.0	1.5	(2.5)	0.1	40.6
Non-interest income	4.4	2.0	2.9	0.1	(3.3)	6.1
Non-interest expense	20.8	4.1	3.8	3.0	(3.1)	28.6
Net income	13.5	0.8	0.4	(3.7)	0.0	11.0
Wealth Management assets under management	—	—	1,239.8	—	—	1,239.8
Wealth Management fee revenue	—	—	2.9	—	—	2.9

(1)	Includes long-term debt-trust preferred securities for the Holding Company segment.
(2)	Intersegment elimination for gross loans reflects the exclusion of the unearned income for management reporting purposes. The intersegment elimination for total capital reflects the elimination of the net investment in The PrivateBank – Chicago and The PrivateBank – St. Louis in consolidation. The intersegment elimination for total deposits and interest expense reflects the elimination of the holding company’s cash deposited at The PrivateBank – Chicago and St. Louis. The intersegment eliminations for total borrowings and interest expense reflects the exclusion of The PrivateBank Mortgage Company revolving line of credit with The PrivateBank – Chicago. The intersegment eliminations include adjustments necessary for each category to agree with the related consolidated financial statements.

PRIVATEBANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3—EARNINGS PER SHARE

The following table shows the computation of basic and diluted earnings per share (in thousands, except per share data):

	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Year Ended December 31, 2004
Basic Earnings Per Share—
Income available to common stockholders	$26,995	19,726	$1.37

Effect of Dilutive Stock Options	—	964

Diluted Earnings Per Share—
Income available to common stockholders	$26,995	20,690	$1.30

Year Ended December 31, 2003
Basic Earnings Per Share—
Income available to common stockholders	$19,069	16,974	$1.12

Effect of Dilutive Stock Options	—	1,007

Diluted Earnings Per Share—
Income available to common stockholders	$19,069	17,981	$1.06

Year Ended December 31, 2002
Basic Earnings Per Share—
Income available to common stockholders	$11,007	14,741	$0.75

Effect of Dilutive Stock Options	—	810

Diluted Earnings Per Share—
Income available to common stockholders	$11,007	15,551	$0.71

During 2004, 2003, and 2002 the entire amount of unexercised option shares of 1,465,285, 1,751,684, and 1,637,596 respectively, are included in the diluted earnings per share calculation as all options of the Company were dilutive. The exercise prices for all previously granted stock options ranged from $2.61 to $33.45 in 2004, from $2.61 to $21.98 in 2003, and $2.29 to $7.50 in 2002.

PRIVATEBANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4—SECURITIES

The par value and amortized cost of securities as of December 31, 2004 and December 31, 2003 were as follows (in thousands):

	December 31, 2004
	Par Value	Gross Unamortized Premium	Gross Unaccreted Discount	Amortized Cost
Investment Securities—Available for Sale
U. S. Government Agency Mortgage-Backed Securities and Collateralized Mortgage Obligations	$320,545	$10,625	$(55)	$331,115
Corporate Collateralized Mortgage Obligations	1,843	—	—	1,843
Tax-Exempt Municipal Securities	225,570	8,704	(31,172)	203,102
Taxable Municipal Securities	3,841	—	—	3,841
Federal Home Loan Bank Stock	208,096	—	—	208,096
Other	4,522	118	(124)	4,516

	$764,417	$19,447	$(31,351)	$752,513

	December 31, 2003
	Par Value	Gross Unamortized Premium	Gross Unaccreted Discount	Amortized Cost
Investment Securities—Available for Sale
U. S. Government Agency Mortgage-Backed Securities and Collateralized Mortgage Obligations	$231,875	$7,962	$(745)	$239,092
Corporate Collateralized Mortgage Obligations	4,910	—	—	4,910
Tax-Exempt Municipal Securities	216,747	7,830	(32,160)	192,417
Taxable Municipal Securities	3,855	—	—	3,855
Federal Home Loan Bank Stock	209,633	—	—	209,633
Other	4,288	200	(125)	4,363

	$671,308	$15,992	$(33,030)	$654,270

The amortized cost and the estimated fair value of securities as of December 31, 2004 and December 31, 2003 were as follows (in thousands):

	December 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investment Securities—Available-for-Sale
U.S. Government Agency Mortgage-Backed Securities and Collateralized Mortgage Obligations	$331,115	$3,690	$(1,755)	$333,050
Corporate Collateralized Mortgage Obligations	1,843	—	—	1,843
Tax-Exempt Municipal Securities	203,102	9,270	(162)	212,210
Taxable Municipal Securities	3,841	21	—	3,862
Federal Home Loan Bank Stock	208,096	—	—	208,096
Other	4,516	408	—	4,924

	$752,513	$13,389	$(1,917)	$763,985

PRIVATEBANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investment Securities—Available-for-Sale
U.S. Government Agency Mortgage-Backed Securities and Collateralized Mortgage Obligations	$239,092	$4,695	$(1,060)	$242,727
Corporate Collateralized Mortgage Obligations	4,910	—	(1)	4,909
Tax-Exempt Municipal Securities	192,417	11,141	(163)	203,395
Taxable Municipal Securities	3,855	2	—	3,857
Federal Home Loan Bank Stock	209,633	—	—	209,633
Other	4,363	391	(13)	4,741

	$654,270	$16,229	$(1,237)	$669,262

The following table presents the age of gross unrealized losses and fair value by investment category.

	December 31, 2004
	Less than 12 months		Over 12 months		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Investment Securities—Available-for-Sale
U.S. Government Agency Mortgage-Backed Securities and Collateralized Mortgage Obligations	$162,390	$(1,576)	$28,547	$(179)	$190,937	$(1,755)
Corporate Collateralized Mortgage Obligations	—	—	252	—	252	—
Tax-Exempt Municipal Securities	13,441	(162)	—	—	13,441	(162)

Total	$175,831	$(1,738)	$28,799	$(179)	$204,630	$(1,917)

	December 31, 2003
	Less than 12 months		Over 12 months		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Investment Securities—Available-for-Sale
U.S. Government Agency Mortgage-Backed Securities and Collateralized Mortgage Obligations	$72,928	$(999)	$10,116	$(61)	$83,044	$(1,060)
Corporate Collateralized Mortgage Obligations	946	(1)	—	—	946	(1)
Tax-Exempt Municipal Securities	8,615	(163)	—	—	8,615	(163)
Other	627	(13)	—	—	627	(13)

Total	$83,116	$(1,176)	$10,116	$(61)	$93,232	$(1,237)

PRIVATEBANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Management does not believe any individual unrealized loss as of December 31, 2004 represents an other-than-temporary impairment. The unrealized losses over 12 months reported for mortgage-backed securities and collateralized mortgage obligations relate primarily to securities issued by FNMA, FHLMC and private institutions. These unrealized losses over 12 months are primarily attributable to changes in interest rates and individually were 1% or less of their respective amortized cost basis.

The amortized cost and estimated fair value of securities at December 31, 2004, by expected maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because obligors may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
Due within one year	$78,277	$78,331
Due after one year through five years	240,681	237,148
Due after five years through ten years	149,042	36,564
Due after ten years	75,825	203,253
Securities with no stated maturity	208,688	208,689

	$752,513	$763,985

During 2004 and 2003, securities were sold for total proceeds of $176,169,621 and $36,460,802, respectively, resulting in net gains of approximately $967,517 and $2,182,442, respectively. Gross gains and gross losses for 2004 were $2,472,978 and $1,505,461 respectively. Gross gains and gross losses for 2003 were $2,657,679 and $475,237, respectively. Taxes related to gross gains and gross losses on investment securities for 2004 were $950,684 and $579,893, respectively. Taxes related to gross gains and gross losses on investment securities for 2003 were $903,611 and $161,581, respectively.

At December 31, 2004, securities with a market value of $469.6 million were pledged to secure public funds, trust deposits and other collateralized deposits for other purposes as required or permitted by law, compared to $325.9 million for the prior year.

In the opinion of management, there were no investments in securities at December 31, 2004 that constituted an unusual credit risk for the Company. As market interest rates continued to decline to historic lows late in the third quarter of 2002, in order to protect a portion of the portfolio appreciation should rates rise, the Company entered into a $25.0 million swap. The Company swapped the 10-year rate for 3-month LIBOR to act as an economic hedge to a portion of the available-for-sale municipal securities in the portfolio. The December 31, 2004 fair market value adjustment on this swap resulted in the trading loss of $870,000. Net securities gains of $968,000 were recognized during 2004.

The December 31, 2003 fair market value adjustment on this swap resulted in the trading loss of $238,000. Net securities gains of $1.7 million during the year included a charge of $553,000 related to an other-than-temporary impairment write-down on the Company’s interest-only collateralized mortgage obligation (CMO) portfolio. At December 31, 2003 the remaining book value of the interest-only CMO portfolio was zero.

PRIVATEBANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Change in fair value of securities available for sale is presented on a net basis in the Consolidated Statement of Changes in Stockholders’ Equity. The following table discloses the changes in other comprehensive income as of December 31, 2004 and 2003 on a gross basis (in thousands):

	December 31, 2004
	Amount Before Tax	Tax Expense	Amount Net of Tax
Change in unrealized gains on securities available for sale	$(2,552)	$(297)	$(2,255)
Less: adjustment for realized gains	(968)	(370)	(598)

Change in net unrealized losses	$(3,520)	$(667)	$(2,853)

	December 31, 2003
	Amount Before Tax	Tax Expense	Amount Net of Tax
Change in unrealized gains on securities available for sale	$3,400	$1,156	$2,244
Less: adjustment for realized losses	1,759	598	1,161

Change in net unrealized gains	$1,641	$558	$1,083

NOTE 5—LOANS

Amounts outstanding by selected loan categories at December 31, 2004 and 2003, including net unamortized deferred loan fees of $2.6 million and $2.4 million, respectively, were as follows (in thousands):

	2004	2003
Real estate—
Residential	$90,590	$69,541
Commercial	855,396	639,296
Construction	219,180	162,878
Commercial	285,336	181,062
Personal(1)	202,861	171,880

	$1,653,363	$1,224,657

(1)	Includes home equity loans and overdrafts.

As of December 31, 2004, $1.1 million of loans were designated as nonaccrual, for which $400,995 is specifically reserved. The average balance of impaired loans amounted to $501,965 in 2004 and $828,500 in 2003, and $1.7 million in 2002. The interest income that would have been recorded if the non-accrual loans had been current in accordance with their original terms was $26,018 in 2004, $45,060 in 2003, and $104,233 in 2002. Please refer to page 52 in this Form 10-K for additional disclosure on loans past due 90 days or more.

PRIVATEBANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6—ALLOWANCE FOR LOAN LOSSES

The changes in the allowance for loan losses for the three years ended December 31 were as follows (in thousands):

	2004	2003	2002
Beginning balance	$15,100	$11,585	$8,306
Loans charged off	(1,166)	(1,218)	(750)
Loans recovered	653	360	167
Provision for loan losses	4,399	4,373	3,862

Ending balance	$18,986	$15,100	$11,585

NOTE 7—PREMISES AND EQUIPMENT

Bank and building premises and equipment at December 31, 2004 and 2003, consisted of the following (in thousands):

	2004	2003
Land	$110	$110
Building	1,640	1,640
Furniture, fixtures and equipment	8,603	7,362
Leasehold improvements	6,524	5,727

	16,877	14,839
Accumulated depreciation and amortization	(10,391)	(8,606)

Premises and equipment, net	$6,486	$6,233

Included in occupancy expense is depreciation and amortization expense of $1.7 million, $1.7 million, and $1.4 million for 2004, 2003 and 2002, respectively.

Each of the banks leases their main banking facilities and certain branch facilities under noncancellable operating lease agreements. The minimum annual rental commitments under these leases, at December 31, 2004, are as follows:

2005	$1,786,914
2006	2,690,212
2007	2,962,113
2008	3,170,600
2009	2,928,697
2010 and thereafter	43,835,091

Total rental commitments	$57,373,627

Total rent expense, including expenses paid for common area maintenance, included in the consolidated statements of income was $2.6 million, $2.4 million, and $2.2 million for 2004, 2003 and 2002, respectively.

PRIVATEBANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 8—INCOME TAXES

The components of the total income tax provision in the consolidated statements of income for the years ended December 31, 2004, 2003 and 2002 are as follows (in thousands):

	2004	2003	2002
Income tax provision—
Current—
Federal	$5,807	$4,296	$1,630
State	1,690	150	108

	7,497	4,446	1,738
Deferred—
Federal	2,740	2,424	1,535
State	266	439	—

	3,006	2,863	1,535

Total	$10,503	$7,309	$3,273

Prior to 2004, the Company used a 34% federal tax rate in calculating its tax provision and deferred taxes. For 2004, a 35% federal tax rate has been used because the increased level of taxable income has moved the Company into a higher federal tax bracket.

The summary reconciliation of the differences between the total income tax provision (benefit) and the amounts computed at the statutory federal tax rate of 35% for the year ended December 31, 2004 and 34% for the years ended December 31, 2003 and 2002 is as follows (in thousands):

	2004	2003	2002
Income tax provision at statutory federal income tax rate	$13,123	$8,968	$4,855
Increase (decrease) in taxes resulting from:
Tax-exempt income	(3,274)	(2,290)	(1,865)
Bank owned life insurance	(307)	(178)	(204)
Zone academy bond credits	(252)	(251)	(237)
State income taxes	1,271	589	10
Other	(58)	471	714

Provision for income taxes	$10,503	$7,309	$3,273

PRIVATEBANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The net deferred tax liability is included in other liabilities in the consolidated balance sheet as of December 31, 2004 and 2003. Deferred tax assets and liabilities result from temporary differences between the carrying amounts of assets and liabilities in the financial statements and their related tax bases. The components of the net deferred tax balances as of December 31, 2004 and 2003 are as follows (in thousands):

	2004	2003
Gross deferred tax assets—
Allowance for loan losses	$7,021	$5,423
Leasehold improvements	537	533
Trading swap fair value adjustment	788	450
Amortization of restricted stock	651	378
Other(1)	449	796

Gross deferred tax assets, net of valuation allowance	9,446	7,580

Gross deferred tax liabilities—
Federal Home Loan Bank stock dividends	(11,919)	(7,983)
Unrealized gain on securities available for sale	(4,417)	(5,711)
Goodwill amortization	(949)	(842)
Other	(1,833)	(1,005)

Gross deferred tax liabilities	(19,118)	(15,541)

Net deferred tax liabilities	$(9,672)	$(7,961)

(1)	Other tax assets include an alternative minimum tax credit carryforward in the amount of $160,232 and $447,196 as of December 31, 2004 and 2003, respectfully, which do not expire.

NOTE 9—DEPOSITS AND FUNDS BORROWED

The maturity distribution of time deposits of $100,000 or greater and a summary of all funds borrowed and outstanding and the rate in effect on such borrowings (including brokered deposits) at December 31, 2004 and 2003 is presented in the table below:

Time Deposits $100,000 and greater:	12/31/04	12/31/03
Three months or less	$206,390	$277,701
Over three through six months	104,899	97,904
Over six through twelve months	130,239	176,671
Over twelve months	246,766	173,047

Total	$688,294	$725,323

PRIVATEBANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Funds Borrowed:	Current Rate	Maturity	12/31/04
Long Term Funds Borrowed
FHLB fixed advance	3.87%	12/23/2009	$1,080
FHLB fixed advance	4.25%	12/28/2009	11,500
FHLB fixed advance	3.67%	9/29/2008	25,000
FHLB fixed advance*	2.61%	12/13/2007	2,000
FHLB prepayable LIBOR fixed advance	2.58%	12/8/2006	25,000
FHLB fixed advance	3.26%	11/16/2006	1,000
FHLB fixed advance	2.87%	11/14/2006	25,000
FHLB fixed advance	2.43%	7/17/2006	1,000
FHLB fixed advance	3.04%	6/23/2006	2,850
FHLB fixed advance	2.12%	1/17/2006	2,000
FHLB fixed advance	2.28%	1/3/2006	10,000

Total Long Term Funds Borrowed			$106,430

Short Term Funds Borrowed
FHLB fixed advance	2.83%	11/8/2005	$2,000
FHLB fixed advance	2.31%	11/7/2005	2,000
FHLB fixed advance	2.52%	10/25/2005	2,000
FHLB fixed advance(2)	6.50%	10/24/2005	25,366
FHLB fixed advance	2.40%	9/6/2005	5,000
FHLB fixed advance	1.69%	8/17/2005	25,000
FHLB fixed advance	1.83%	7/15/2005	3,000
FHLB fixed advance	1.91%	6/15/2005	7,000
FHLB fixed advance	1.96%	6/15/2005	25,000
FHLB fixed advance	1.95%	5/9/2005	2,000
FHLB fixed advance	1.55%	1/31/2005	25,000
FHLB fixed advance	1.45%	1/13/2005	1,000
FHLB fixed advance	1.59%	12/15/2004	—
FHLB fixed advance	1.56%	12/13/2004	—
FHLB fixed advance	1.56%	11/16/2004	—
FHLB fixed advance	1.74%	11/8/2004	—
FHLB fixed advance	1.57%	10/25/2004	—
FHLB fixed advance(1)	4.16%	9/4/2004	—
FHLB fixed advance	1.61%	1/13/2004
FHLB Open line of credit	2.47%	Daily	18,500
Fed funds purchased	2.40%	Daily	160,000
Demand repurchase agreements(3)	0.90%	Daily	5,223

Total Short Term Funds Borrowed			$308,089

Total funds borrowed			$414,519

Additional information for short term borrowings:
Average balance outstanding			$194,888
Maximum amount outstanding at any month-end during the year			322,189
Balance outstanding at end of year			308,089
Weighted average interest rate during year			1.62%
Weighted average interest rate at end of year			2.54

(1)	The Company had the right to cancel this advance after one year and did so on September 4, 2004.
(2)	This FHLB advance is subject to a fair value hedge utilizing an interest rate swap with a fair value of $2.0 million in 2004 and 2003. The contractual par amount on the advance is $25.0 million.
(3)	Demand repurchase agreements are a form of retail repurchase agreements offered to certain clients of The PrivateBank – Chicago and The PrivateBank – St. Louis. Funds are swept each business day from the client’s demand deposit account. These amounts are not deposits and are not insured, but are secured by a pool of securities pledged specifically for this purpose.

PRIVATEBANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Funds Borrowed:	Current Rate	Maturity	12/31/03
Long Term Funds Borrowed
FHLB fixed advance(1)	4.16%	09/04/07	$25,000
Subordinated note	3.35	02/11/07	—
FHLB fixed advance	2.87	11/14/06	25,000
FHLB fixed advance	2.43	07/17/06	1,000
FHLB fixed advance	2.12	01/17/06	2,000
FHLB fixed advance	2.28	01/03/06	10,000
FHLB fixed advance	2.31	11/07/05	2,000
FHLB fixed advance(2)	6.50	10/24/05	26,225
FHLB fixed advance	2.40	09/06/05	5,000
FHLB fixed advance	1.83	07/15/05	3,000
FHLB fixed advance	1.91	06/15/05	7,000
FHLB fixed advance	1.96	06/15/05	25,000
FHLB fixed advance	1.95	05/09/05	2,000

Total Long Term Funds Borrowed			$133,225

Short Term Funds Borrowed
FHLB fixed advance	1.59%	12/15/04	$10,000
FHLB fixed advance	1.56	12/13/04	2,000
FHLB fixed advance	1.74	11/08/04	3,000
FHLB fixed advance	1.56	11/16/04	5,000
FHLB fixed advance	1.57	10/25/04	2,000
FHLB fixed advance	1.61	01/13/04	1,000
FHLB fixed advance	6.21	12/05/03	—
FHLB fixed advance	4.30	02/01/02	—
FHLB fixed advance	1.73	11/07/03	—
FHLB fixed advance	2.21	07/17/03	—
FHLB fixed advance	2.74	07/17/03	—
FHLB fixed advance	2.46	06/16/03	—
FHLB fixed advance	2.70	05/08/03	—
Borrowing under revolving line of credit facility	3.50	04/11/03	—
FHLB fixed advance	2.98	03/10/03	—
FHLB fixed advance	2.38	01/13/03	—
FHLB fixed advance	5.89	11/12/02	—
FHLB fixed advance	5.89	12/20/02	—
FHLB fixed advance	5.91	06/21/02	—
FHLB fixed advance	5.33	07/22/02	—
FHLB fixed advance	4.21	05/13/02	—
FHLB fixed advance	5.02	03/06/02	—
FHLB fixed advance	5.21	01/22/02
FHLB open line advance	1.48	daily	—
Fed funds purchased	1.11	daily	50,000
Demand repurchase agreements(3)	0.90	daily	13,338

Total Short Term Funds Borrowed			86,338

Total funds borrowed			$219,563

Total short term borrowings:
Average balance outstanding			$117,792
Maximum amount outstanding at any month-end during the year			197,477
Balance outstanding at end of year			86,338
Weighted average interest rate during year			0.97%
Weighted average interest rate at end of year			1.21

(1)	The Company has the right to cancel this advance after one year and semi-annually thereafter with 5 business day written notice.
(2)	This FHLB advance is subject to a fair value hedge utilizing an interest rate swap with a fair value of $2.0 million. The contractual par amount on the advance is $25.0 million.
(3)	Demand repurchase agreements are a form of retail repurchase agreements offered to certain clients of The PrivateBank – Chicago and the PrivateBank – St. Louis. Funds are swept each business day from the client’s demand deposit account. These amounts are not deposits and are not insured, but are secured by a pool of securities pledged specifically for this purpose.

PRIVATEBANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Membership in the Federal Home Loan Bank System gives us the ability to borrow funds from the FHLB (Chicago) and from the Federal Home Loan Bank of Des Moines for short- or long-term purposes under a variety of programs. We have periodically used services of the FHLB for funding needs and other correspondent services.

During 2004, we increased the level of FHLB advances while the level of brokered deposits decreased During 2004, our utilization of FHLB advances increased due to continued liquidity needs. The FHLB advances that we have entered into in 2004 are at longer maturities and higher interest rates relative to the maturing FHLB advances. These higher costing advances will compress net interest margin in the short-term and reflect the impact of a flattening yield curve during 2004 and into 2005.

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

The scheduled maturities of time deposits (including brokered deposits) as of December 31, 2004, for the years 2005 through 2009 and thereafter, are as follows:

For year ending December 31,
2005	$486,313
2006	82,872
2007	38,184
2008	28,017
2009 and thereafter	111,070

Total	$746,456

NOTE 10—LONG TERM DEBT—TRUST PREFERRED SECURITIES

Effective February 8, 2001, PrivateBancorp Capital Trust I, a newly created Delaware statutory trust and wholly owned finance subsidiary of the Company, issued 2,000,000 shares (including the underwriters’ overallotment) of 9.50% trust preferred securities, which represent preferred undivided

PRIVATEBANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The debentures are recorded as long-term debt of the Company. The preferred securities are eligible for treatment as Tier 1 capital as allowed by the Federal Reserve.

The aggregate principal amount of the outstanding trust preferred securities is $20.0 million. As of December 31, 2004, the entire amount of the preferred securities is eligible for treatment as Tier I capital as allowed by the Federal Reserve. At December 31, 2004, the unamortized balance of the underwriting commissions and offering expenses was $1.0 million and is classified as part of other assets on the balance sheet. The amortization is recognized as interest expense on the income statement. In the event the Company exercises its right to redeem the securities prior to maturity, any unamortized commissions would be expensed upon redemption.

NOTE 11—EMPLOYEE SAVINGS AND INCENTIVE PLANS

a.	Savings and Retirement Plan

The Company maintains The PrivateBancorp, Inc. Savings and Retirement Plan (the “Plan”) pursuant to Section 401(k) of the Internal Revenue Code, whereby eligible employees may contribute a percentage of compensation, but not in excess of the maximum amount allowed under the Code. The banks can make discretionary contributions to the Plan as determined and approved by the bank’s board of directors. Total discretionary contributions to the Plan amounted to $365,180, $304,178, and $239,867 in 2004, 2003 and 2002, respectively.

b.	Stock Options

The Company has stock options outstanding (split-adjusted) under its Stock Incentive Plan and the Incentive Compensation Plan approved by shareholders in 2004 of 790,535 and 655,050 and in 2003 of 1,358,534 and 377,400 shares, respectively for each plan. For the options that have been granted under each of the plans, the option price is not less than the fair market value on the date of grant. All options have a term of 10 years. Options are first exercisable beginning at least two years following the date of grant.

PRIVATEBANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2004, the Incentive Compensation Plan had 78,830 shares available to be granted under the Plan either pursuant to the granting of stock options, as restricted stock awards or as deferred stock units. No shares remain available for grant under the Stock Incentive Plan.

Since 1992, the Company has compensated non-employee directors with annual option grants. The option price of the director options is fair market value on the date of grant, and the exercise period is 10 years from the date of grant.

The following table summarizes the status of the Company’s stock option agreements and stock option program as of December 31, 2004 and 2003, adjusted to reflect our 2-for-1 stock split effective May 31, 2004, and changes during the years then ended:

	2004		2003
	Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	1,735,934	$7.38	1,637,596	$4.39
Granted	307,650	27.39	377,400	17.30
Exercised	(579,999)	4.70	(263,312)	3.04
Forfeited	(18,000)	17.23	(15,750)	13.81

Outstanding at end of year	1,445,585	$12.65	1,735,934	$7.38

Options exercisable at year-end	805,285		1,070,746
Weighted average fair value of options granted during the year	$11.96		$10.39

The range of exercise prices was $2.60 to $33.45 and the weighted average remaining contractual life was 8.6 years for stock options outstanding as of December 31, 2004.

The following table presents the range of exercise prices for the stock option grants outstanding at December 31, 2004.

Exercise Price Range	Stock Options Outstanding
$2.60 - $4.71	471,120
$4.83 - $17.23	679,815
$21.98 - $33.45	294,650

Total stock options outstanding	1,445,585

PRIVATEBANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

c.	Restricted Stock

In 2004 and 2003, the Company awarded 128,500 and 158,700 restricted shares as follows:

Grant Date	Shares Granted	Price
2004:
February 2004	8,000	$24.98
March 2004	4,000	$26.27
April 2004	69,600	$26.89
May 2004	600	$28.40
June 2004	11,500	$26.85-$27.27
August 2004	9,500	$28.56-$29.31
September 2004	4,000	$30.85
October 2004	1,500	$32.95
December 2004	19,800	$33.45-$33.10

Grant Date	Shares Granted	Price
2003:
August 2003	156,700	$17.230
November 2003	2,000	21.975

Restricted shares carry voting and dividend rights. Sale of the shares is restricted prior to vesting. Subject to continued employment, vesting occurs five years from the date of grant. Shares issued under the plan are recorded at their fair market value on the date of grant with a corresponding charge to deferred compensation. The deferred compensation, a component of stockholders’ equity, is being amortized as compensation expense on a straight-line basis over the vesting period. Included in salaries and employee benefits in the consolidated statements of income is compensation expense for restricted shares of $ 1,075,188, $356,852, and $306,026 for 2004, 2003 and 2002, respectively. During 2004 20,400 restricted shares were forfeited due to departures of employees prior to the completion of the vesting period, compared to 24,000 shares during 2003.

d.	Deferred Compensation Plan

The Company established a deferred compensation plan on April 24, 2003 as part of its Incentive Compensation Plan that was approved by shareholders. The purpose of the Company’s Deferred Compensation Plan is to further the Company’s ability to attract and retain high quality executives and non-employee directors. The Plan also furthers the retention of stock ownership of participants by facilitating deferral of gains resulting from the exercise of nonqualified stock options or the receipt of shares pursuant to awards under the Company’s Stock Incentive Plan and the Incentive Compensation Plan, and conversion of cash compensation into deferred stock units representing the right to receive, on a one-for-one basis, shares of Company Common Stock. The Deferred Compensation Plan permits the deferral of base compensation, bonus compensation, and/or cash and the receipt of shares of Common Stock pursuant to exercises of non-qualified stock options and pursuant to other awards under the Company’s Incentive Compensation Plan. The Deferred Compensation Plan is structured as a “nonqualified plan” under applicable IRS and Department of Labor guidelines. At December 31, 2004, and 2003, 7,767 and 1,697 deferred stock units, respectively were recorded in the plan.

PRIVATEBANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 12—RELATED-PARTY TRANSACTIONS

An analysis of loans made to directors and executive officers of the Company and the banks follows:

Balance, December 31, 2003	$18,372,117
Additions	8,361,780
Collections	(6,691,993)

Balance, December 31, 2004	$20,041,904

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

The Company is the general partner in a partnership for investment purposes. Through a contractual arrangement, The PrivateBank – Chicago’s wealth management department maintains the partnership’s records and earns an administrative fee from the partnership.

During 2003, The PrivateBank – Chicago acquired phone and video conferencing equipment and related services with a total cost of $595,833 through an information technology company, Worknet, Inc. William Castellano, who is one of the Company’s directors, is the chairman and CEO of that Company. During 2004, the Company paid Worknet $9,750 for services rendered.

During 2004, 2003, and 2002, The PrivateBank – Chicago incurred professional fees for services provided by the law firm Spitzer, Addis, Susman & Enders in the amount of approximately $0, $262,020, and $309,378 respectively. Michael Susman, who is one of the Company’s directors, is a partner of that firm.

From February through May of 2003, the Company paid Stealth Road Partners approximately $132,000 for management services of the investment portfolio. John Gorman, who was one of the Company’s directors until April 2004, is a partner of that firm.

During 2003 and 2004, the Company paid $36,406 and $80,535, respectively, to the law firm of Neal, Gerber & Eisenberg, for legal services. Phillip Kayman, one of the Company’s directors, is a partner at Neal, Gerber & Eisenberg.

Mr. Mandell’s daughter-in-law is employed by The PrivateBank – Chicago as a Managing Director. In 2004, she was paid an aggregate salary and bonus of $145,000, granted options to purchase 1,600 shares of the Company’s common stock at an exercise price of $26.89 per share and awarded 800 shares of restricted stock. In 2003, she was paid an aggregate salary and bonus of $125,000, granted options to purchase 3,000 shares of the Company’s common stock at an exercise price of $17.23 per share and awarded 1,500 shares of restricted stock. Mr. Goldstein’s son-in-law is employed as a Managing Director of Lodestar Investment Counsel, LLC, a subsidiary of The PrivateBank – Chicago. He received an aggregate salary and bonus of $209,240 in 2004 and $182,661 in 2003.

PRIVATEBANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 13—DERIVATIVE FINANCIAL INSTRUMENTS AND FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

Derivative Financial Instruments

The Company enters into certain derivative financial instruments as part of its strategy to manage its exposure to market risk. Market risk is the possibility that, due to changes in interest rates or other economic conditions, the Company’s net interest income will be adversely affected. The Company entered into an interest rate swap agreement on November 23, 2001 in order to hedge a 6.5% fixed-rate $25.0 million FHLB advance maturing on October 23, 2005. An interest rate swap is an agreement in which two parties agree to exchange, at specified intervals, interest payment streams calculated on an agreed-upon notional principal amount with at least one stream based on a specified floating rate index. The Company paid $1.9 million in order to swap the interest on a 6.5% fixed-rate for a 90-day LIBOR-based rate. The difference is being amortized to interest expense over the debt’s remaining term outstanding.

As the swap qualifies as a fair value hedge, changes in the fair value of the interest rate swap and the changes in the fair value of the advance from the date of designation are recorded through income. At December 31, 2004, the interest rate swap is recorded in other assets on the consolidated balance sheet at its fair value of $722,423.

In the third quarter of 2002, the Company entered into a $25 million swap in order to protect a portion of the municipal investment security portfolio appreciation should rates rise. The Company swapped the 10-year rate for 3-month LIBOR to act as an economic hedge of a portion of the available-for-sale municipal securities in the portfolio. At December 31, 2004, the market value of the interest rate swap associated with this economic hedge was recorded in other liabilities at its fair value of $545,517.

Interest rate swaps are subject to credit risk for nonperformance by counterparties. Exposure to credit risk is mitigated by credit approvals, credit limits and monitoring procedures.

The Company does not enter into derivatives for purely speculative purposes. However, certain derivatives have not been designated as SFAS No. 133 hedge relationships. These derivatives include commitments to fund certain mortgage loans to be sold into the secondary market and forward commitments for the future delivery of residential mortgage loans. It is the Company’s practice to enter into forward commitments for the future delivery of fixed rate residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates on its commitments to fund the loans as well as on its portfolio of mortgage loans held-for-sale. At December 31, 2004, the Company had approximately $10.9 million of interest rate lock commitments and $12.2 million of forward commitments for the future delivery of residential mortgage loans. The fair values were estimated based on changes in mortgage rates from the date of the commitments.

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

PRIVATEBANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments, assuming that the amounts are fully advanced and that collateral or other security is of no value. The banks use the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. At December 31, 2004 and 2003, the banks had the following categories of credit-related financial instruments:

	2004	2003
	(in thousands)
Commitments to extend credit	$581,167	$422,413
Standby letters of credit	55,830	40,335

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

PRIVATEBANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table summarizes the maturity of standby letters of credit and commitments to extend credit:

	Expiring in:
	Total	2005	2006-2007	2008-2009	2010+
	(in thousands)
Standby letters of credit	$55,830	$42,311	$12,142	$1,377	$—
Commitments to extend credit	581,167	382,685	112,454	42,948	43,080

Total	$636,997	$424,996	$124,596	$44,325	$43,080

In addition, at December 31, 2004, the Company had approximately $10.9 million in commitments to fund residential mortgage loans to be sold into the secondary market. These lending commitments are also considered derivatives instruments under the guidelines of SFAS No. 133. The Company also enters into forward contracts for the future delivery of residential mortgage loans at specified interest rates to reduce the interest rate risk associated with commitments to fund loans as well as mortgage loans held for sale. These contracts are also considered derivative instruments under SFAS No. 133 and totaled approximately $12.2 million as of December 31, 2004.

Off-Balance Sheet Arrangements and other Contractual Obligations and Commitments

We do not have material off-balance sheet arrangements. We have various financial obligations, including contractual obligations and commitments that may require future cash payments. The following tables present, as of December 31, 2004 and 2003, significant fixed and determinable contractual obligations to third parties which are expected to become due and payable during the period specified.

		Year Ended December 31, 2004
Contractual Obligations(1)		Payments due in (in 000’s):
	Note Reference(3)	Total	< 1 year	1-3 years	3-5 years	> 5 years
		(in thousands)
Deposits with no stated maturity		$1,126,179	$1,126,179	$—	$—	$—
Time deposits	10	323,309	268,448	35,837	18,820	204
Brokered deposits(2)	10	423,147	217,865	85,219	34,634	85,429
FHLB advances	10	249,296	124,366	68,850	37,580	18,500
Long-term debt-trust preferred securities	11	20,000	—	—	—	20,000
Fed funds purchased & demand repurchase agreements		165,223	165,223	—	—	—
Operating leases	7	57,424	1,797	5,693	6,099	43,835
Purchase obligations		7,121	6,079	912	120	10

Total		$2,371,699	$1,909,957	$196,511	$97,253	$167,978

(1)	Excludes obligations to pay interest on deposits and borrowings
(2)	Includes $2.0 million of unamortized broker commissions
(3)	See consolidated financial statements commencing on page F-4

PRIVATEBANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Contractual Obligations(1)		Year Ended December 31, 2003
		Payments due in (in 000’s):
	Note Reference(3)	Total	< 1 year	1-3 years	3-5 years	> 5 years
		(in thousands)
Deposits with no stated maturity		$782,427	$782,427	$—	$—	$—
Time deposits	10	315,887	266,035	30,807	19,045	—
Brokered deposits(2)	10	449,045	316,065	100,992	21,988	10,000
FHLB advances	10	156,225	23,000	133,225	—	—
Long-term debt-trust preferred securities	11	20,000	—	—	—	20,000
Fed funds purchased & demand repurchase agreements		63,338	63,338	—	—	—
Operating leases	7	5,719	1,592	3,304	823	—
Purchase obligations		6,373	5,166	1,208	—	—

Total		$1,799,014	$1,457,623	$269,536	$41,856	$30,000

(1)	Excludes obligations to pay interest on deposits and borrowings
(2)	Includes $1.1 million of unamortized broker commissions
(3)	See consolidated financial statements commencing on page F-4

NOTE 14—CONCENTRATIONS OF CREDIT RISK

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

NOTE 15—ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

The following presents the carrying value and estimated fair value of the various classes of financial instruments held by the Company and its subsidiaries at December 31, 2004 and 2003. This information is presented solely for compliance with FAS No. 107 “Disclosures about Fair Value of Financial Instruments,” and is subject to change over time based on a variety of factors. Because no active market exists for a significant portion of the financial instruments presented below and the inherent imprecision involved in the estimation process, management does not believe the information presented reflects the amounts that would be received if the Company’s assets and liabilities were sold nor does it represent the fair value of the Company as an entity.

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

PRIVATEBANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

at one time the Company’s entire holdings of a particular financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

	December 31, 2004		December 31, 2003
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in thousands)
Assets—
Cash and cash equivalents	$50,654	$50,654	$50,100	$50,100
Securities	763,985	763,985	669,262	669,262
Loans held for sale	7,200	7,200	4,420	4,420
Net loans	1,634,377	1,624,314	1,209,557	1,235,114
Accrued interest receivable	10,549	10,549	7,868	7,868
Interest rate swap	722	722	2,048	2,048
Bank owned life insurance	21,616	21,616	11,254	11,254
Liabilities—
Deposits with no stated maturity	1,126,179	1,126,179	782,427	782,427
Time deposits	746,456	739,579	764,933	768,805

Total deposits	$1,872,635	$1,865,758	$1,547,359	$1,551,232
Accrued interest payable	3,949	3,949	5,053	5,053
Funds borrowed	414,519	412,938	219,563	219,716
Long-term debt—trust preferred securities	20,000	20,635	20,000	20,014

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

PRIVATEBANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NOTE 16—REGULATORY REQUIREMENTS

The banks are subject to federal and state laws, which restrict the payment of dividends to the Company. Based on these restrictions, at January 1, 2005, The PrivateBank – Chicago could have declared $61,782,626 in dividends without requesting approval of the applicable federal or state regulatory agency. As of January 1, 2005, The PrivateBank – St. Louis could have declared $5,437,218 in dividends without requesting approval of the applicable federal or state regulatory agency.

The PrivateBank – Chicago is required to maintain non-interest-bearing cash balances with the Federal Reserve based on the types and amounts of deposits held. During 2004 and 2003, the average balances maintained to meet the requirement were $25,000 and $12,831,000.

PRIVATEBANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company and the banks are subject to various regulatory capital requirements as established by the applicable federal or state banking regulatory authorities. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the banks must meet specific capital guidelines that involve quantitative measures of the banks’ assets, liabilities and certain off-balance sheet items. The quantitative measures for capital adequacy require the Company and the banks to maintain minimum amounts and ratios of total and Tier 1 capital to risk weighted assets and of Tier 1 capital to average assets (leverage). The Company’s and the banks’ capital components, classification, risk weightings and other factors are also subject to qualitative judgments by regulators. Failure to meet minimum capital requirements can initiate certain actions by regulators that, if undertaken, could have a material effect on the Company’s financial statements. Prompt corrective action provisions are not applicable to bank holding companies. Management believes that as of December 31, 2004, the Company and the banks meet all minimum capital adequacy requirements to which they are subject.

The most recent notification from the Federal Deposit Insurance Corporation categorized The PrivateBank – Chicago as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain ratios as set forth in the following table. Management believes that no events or changes in conditions have occurred subsequent to such notification to change the bank’s category.

The following table presents selected capital information for the Company (Consolidated), The PrivateBank – Chicago and The PrivateBank – St. Louis as of December 31, 2004 and 2003 (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2004—
Total risk-based capital—
Consolidated	$203,170	11.29%	$143,921	8.00%
The PrivateBank – Chicago	160,982	10.14	127,012	8.00	$158,765	10.00%
The PrivateBank – St. Louis	21,746	10.68	16,291	8.00	20,363	10.00
Tier 1 risk-based capital—
Consolidated	$184,184	10.24	$71,961	4.00
The PrivateBank – Chicago	144,159	9.08	63,506	4.00	$95,259	6.00
The PrivateBank – St. Louis	19,583	9.62	8,145	4.00	12,218	6.00
Tier 1 (leverage) capital—
Consolidated	$184,184	7.71	$95,552	4.00
The PrivateBank – Chicago	144,159	6.81	84,724	4.00	$105,905	5.00
The PrivateBank – St. Louis	19,583	7.47	10,483	4.00	13,104	5.00
As of December 31, 2003—
Total risk-based capital—
Consolidated	$170,531	12.71%	$107,326	8.00%
The PrivateBank – Chicago	128,302	10.86	94,493	8.00	$118,116	10.00%
The PrivateBank – St. Louis	17,129	10.92	12,549	8.00	15,686	10.00
Tier 1 risk-based capital—
Consolidated	$155,431	11.59	$53,663	4.00
The PrivateBank – Chicago	115,071	9.74	47,246	4.00	$70,870	6.00
The PrivateBank – St. Louis	15,260	9.73	6,274	4.00	9,412	6.00
Tier 1 (leverage) capital—
Consolidated	$155,431	8.25	$75,337	4.00
The PrivateBank – Chicago	115,071	6.80	67,690	4.00	$84,612	5.00
The PrivateBank – St. Louis	15,260	8.17	7,475	4.00	9,343	5.00

PRIVATEBANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 17—CONTINGENT LIABILITIES

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

PRIVATEBANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 18—PRIVATEBANCORP, INC. (PARENT COMPANY ONLY) CONDENSED FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS (Parent Company Only)

As of December 31, 2004 and 2003

	2004	2003
	(in thousands)
Assets
Cash and due from banks—bank subsidiaries	$16,926	$21,997
Investment in bank subsidiaries	193,556	161,855
Other assets	5,121	4,206

Total assets	$215,603	$188,058

Liabilities and Stockholders’ Equity
Funds borrowed	$—	$—
Long-term debt—trust preferred securities	20,000	20,000
Other liabilities	1,530	1,102

Total liabilities	21,530	21,102

Stockholders’ equity	194,073	166,956

Total liabilities and stockholders’ equity	$215,603	$188,058

CONDENSED STATEMENTS OF INCOME (Parent Company Only)

For the Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
	(in thousands)
Operating income:
Interest income	$343	$80	$—
Interest expense	1,957	2,616	2,553

Net interest expense	(1,614)	(2,536)	(2,553)

Non interest income:
Other income	200	202	115

Operating expense:
Amortization of deferred compensation	1,075	375	306
Other	3,223	2,850	2,731

Total	4,298	3,225	3,037

Loss before income taxes and equity in undistributed net income of bank subsidiaries	(5,712)	(5,559)	(5,475)
Income tax benefit	(1,999)	(1,779)	(1,772)

Loss before equity in undistributed net income of bank subsidiaries	(3,713)	(3,780)	(3,703)

Equity in undistributed net income of bank and nonbank subsidiaries	30,708	22,849	14,710

Net income	$26,995	$19,069	$11,007

The Parent Company Only Statements of Changes in Stockholders’ Equity are the same as the Consolidated Statements of Changes in Stockholders’ Equity.

PRIVATEBANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED STATEMENTS OF CASH FLOWS (Parent Company Only)

For the Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
	(in thousands)
Cash flows from operating activities:
Net income	$26,995	$19,069	$11,007
Adjustments to reconcile net income to net cash used in operating activities—
Equity in net income of bank subsidiaries	(30,708)	(22,849)	(14,710)
Amortization of deferred compensation	1,075	375	306
Decrease (increase) in other assets	79	72	275
(Decrease) increase in other liabilities	(592)	(796)	416
Other, net	(1,461)	(1,664)	1,198

Total adjustments	(31,607)	(24,861)	(12,515)

Net cash used in operating activities	(4,612)	(5,793)	(1,508)

Cash flows from investing activities:
Net capital investments in bank subsidiaries	(2,500)	(4,000)	(23,750)
Proceeds from bank subsidiary for Lodestar acquisition	—	—	5,589
Repayment of investment in subsidiaries	—	3,538	—
Purchase of premises	—	—	(1,750)

Net cash used in investing activities	(2,500)	(462)	(19,911)

Cash flows from financing activities:
Funds borrowed	—	5,000	20,000
Repayment of funds borrowed	—	(35,000)	—
Proceeds from secondary offering	—	58,270	—
Proceeds from exercise of stock options	6,672	669	1,522
Repayment of loan to executive officer	—	—	950
Acquisition of treasury stock	(2,207)	—	—
Dividends paid	(2,424)	(1,410)	(691)

Net cash provided by financing activities	2,041	27,529	21,781

Net (decrease) increase in cash and cash equivalents	(5,071)	21,724	362
Cash and cash equivalents at beginning of year	21,997	723	361

Cash and cash equivalents at end of year	$16,926	$21,997	$723

Cash paid during the year for:
Interest	$1,949	$2,854	$2,392
Income taxes	$3,800	$1,920	$1,325

NOTE 19—CAPITAL TRANSACTIONS

On July 30, 2003, the Company completed its sale of 3,910,000 shares of common stock (split adjusted) in an underwritten public offering. The public offering price was $15.63 (split adjusted). Net proceeds to the Company totaled approximately $57.2 million.

PRIVATEBANCORP, INC. AND SUBSIDIARIES

SUPPLEMENTAL FINANCIAL DATA

Selected Quarterly Financial Data (unaudited)

The following are the consolidated results of operations on a quarterly basis:

	2004				2003
	Fourth	Third	Second	First	Fourth	Third	Second	First
			(In thousands except ratios and per share data)
Summary Income Statement
Interest Income
Loans, including fees	$22,802	$20,315	$18,702	$17,680	$16,588	$15,830	$15,208	$15,167
Federal funds sold and interest-bearing deposits	12	18	4	6	6	6	31	25
Securities	9,386	8,436	7,820	7,929	7,773	6,333	5,148	5,379

Total interest income	32,200	28,769	26,526	25,615	24,367	22,169	20,387	20,571
Interest expense	12,028	10,284	9,192	8,064	7,595	7,356	7,829	7,574

Net interest income	20,172	18,485	17,334	17,551	16,772	14,813	12,558	12,997
Provision for loan loss	1,498	851	724	1,326	1,595	1,092	730	956

Net interest income after provision for loan loss	18,674	17,634	16,610	16,225	15,177	13,721	11,828	12,041

Non-Interest income
Banking, wealth management services and other income	3,850	3,899	3,472	2,980	2,889	3,657	3,181	2,701
Securities gains (losses), net	(123)	1,259	(1,166)	998	(163)	(333)	2,310	(55)
Trading gains (losses) on swap	(11)	(1,118)	1,325	(1,066)	280	765	(1,054)	(230)

Total non-interest income	3,716	4,040	3,631	2,912	3,006	4,089	4,437	2,416

Non-Interest expense
Salaries and employee benefits	7,124	6,811	6,057	6,035	5,670	5,338	5,070	4,778
Amortization of intangibles	42	42	42	42	42	42	42	42
Occupancy expense	1,567	1,394	1,350	1,360	1,472	1,403	1,270	1,419
Other non-interest expense	3,299	3,636	3,771	3,102	3,182	3,820	3,374	3,180

Total non-interest expense	12,032	11,883	11,220	10,539	10,366	10,603	9,756	9,419

Minority interest expense	64	74	65	67	52	59	44	38
Income before income taxes	10,294	9,717	8,956	8,531	7,765	7,148	6,465	5,000
Provision for income taxes	2,768	2,654	2,500	2,581	2,042	2,018	1,852	1,397

Net income	$7,526	$7,063	$6,456	$5,950	$5,723	$5,130	$4,613	$3,603

Key Statistics
Diluted earnings per share	0.36	0.34	0.31	0.29	0.28	0.27	0.28	0.22
Basic earnings per share	0.38	0.35	0.33	0.31	0.30	0.28	0.30	0.24
Return on average total assets	1.24%	1.23%	1.20%	1.17%	1.19%	1.15%	1.10%	0.92%
Return on average total equity	15.65%	15.29%	14.86%	13.87%	14.03%	14.57%	18.81%	15.49%
Fee income to total revenue	16.03%	17.41%	16.69%	14.51%	14.69%	19.80%	20.21%	17.21%
Net interest margin	3.63%	3.58%	3.51%	3.80%	3.82%	3.64%	3.33%	3.68%
Yield on average earning assets	5.70%	5.46%	5.27%	5.46%	5.48%	5.37%	5.31%	5.73%
Cost of average paying liabilities	2.36%	2.14%	2.03%	1.89%	1.88%	1.94%	2.14%	2.20%
Efficiency ratio (TEA)	48.3%	50.0%	50.8%	49.1%	50.1%	53.9%	55.0%	58.5%
Common Stock Information
Book value per share	$9.51	$9.19	$8.54	$8.72	$8.47	$8.19	$6.45	$6.15
Dividends paid per share	0.030	0.030	0.030	0.030	0.020	0.020	0.020	0.020
Outstanding shares at end of period	20,400,103	20,346,303	20,344,073	19,954,848	19,707,328	19,680,068	15,574,068	15,524,028

PRIVATEBANCORP, INC. AND SUBSIDIARIES

SUPPLEMENTAL FINANCIAL DATA

Selected Quarterly Financial Data (unaudited)

	2004				2003
	Fourth	Third	Second	First	Fourth	Third	Second	First
	(In thousands except ratios and per share data)
Number of Shares Used to Compute:
Basic earnings per share	19,911,662	19,921,465	19,706,993	19,461,134	19,321,310	18,018,468	15,299,498	15,201,608
Diluted earnings per share	20,976,725	20,947,078	20,708,906	20,614,694	20,581,020	19,149,604	16,348,022	16,284,420
Capital ratios
Total equity to total assets	7.65%	7.95%	7.90%	8.14%	8.41%	8.68%	5.70%	5.85%
Total risk-based capital ratio	11.29%	11.80%	12.14%	12.14%	12.71%	12.88%	8.38%	8.30%
Tier-1 risk-based capital ratio	10.24%	10.71%	11.00%	11.01%	11.59%	11.79%	7.07%	6.99%
Leverage ratio	7.71%	7.74%	7.83%	8.03%	8.25%	8.52%	5.23%	5.27%
Selected financial condition
Data (at end of period)
Total securities	$763,985	$759,328	$722,582	$692,678	$699,262	$647,433	$581,743	$505,876
Total loans	1,653,363	1,471,083	1,407,586	1,344,707	1,224,657	1,131,706	1,067,207	1,018,196
Total assets	2,535,817	2,352,366	2,199,170	2,139,095	1,984,923	1,857,102	1,759,676	1,628,995
Total deposits	1,872,635	1,808,532	1,673,404	1,622,899	1,547,359	1,476,046	1,445,590	1,365,343
Funds borrowed	414,519	301,558	306,446	297,537	219,563	164,491	170,433	124,933
Total stockholders’ equity	194,073	187,035	173,669	174,041	166,956	161,105	100,339	95,373
Credit quality
Non-performing assets:
Loans delinquent over 90 days	1,438	1,638	644	715	1,088	1,401	1,849	2,032
Nonaccrual loans	1,090	797	151	131	37	517	889	1,483
Other real estate	—	—	—	—	—	—	—	—

Total non-performing assets	$2,528	$2,435	$795	$846	$1,124	$1,918	$2,738	$3,515

Loans charged-off	330	831	0	5	367	335	435	81
Recoveries	(67)	(427)	(51)	(108)	7	89	253	11

Net charge-offs (recoveries)	$263	$404	$(51)	$(103)	$360	$264	$182	$70

Provision for loan losses	$1,498	$851	$724	$1,326	$1,595	$1,092	$730	$956

Key Ratios:
Net charge-offs to average loans	0.07%	0.11%	-0.01	-0.03%	0.12%	0.09%	0.07%	0.03%
Total non-performing loans to total loans	0.15%	0.17%	0.06%	0.06%	0.09%	0.17%	0.26%	0.35%
Total non-performing assets to total assets	0.10%	0.10%	0.04%	0.04%	0.06%	0.10%	0.16%	0.22%
Loan Loss Reserve Summary:
Balance at beginning of period	$17,751	$17,304	$16,529	$15,100	$13,865	$13,019	$12,471	$11,585
Provision	1,498	851	724	1,326	1,595	1,092	730	956
Net charge-offs (recoveries)	263	404	(51)	(103)	360	246	182	70

Ending allowance for loan losses	$18,986	$17,751	$17,304	$16,529	$15,100	$13,865	$13,019	$12,471
Net loan charge-offs (recoveries):
Commercial real estate	$—	$—	$—	$—	$—	$—	$—	$—
Residential real estate	—	—	—	—	—	—	—	—
Commercial	184	(314)	(49)	(105)	312	327	92	1
Personal	79	718	(2)	2	48	(81)	90	69
Home equity	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—

Total net loan charge-offs (recoveries)	$263	$404	$(51)	$(103)	$360	$246	$182	$70

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIVATEBANCORP, INC.

By:	/s/ RALPH B. MANDELL
Ralph B. Mandell,
Chairman, President and Chief Executive Officer

Date: March 10, 2005

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

Signature	Title	Date

/s/ RALPH B. MANDELL Ralph B. Mandell	Chairman, President, Chief Executive Officer and Director	March 10, 2005

/s/ DENNIS L. KLAESER Dennis L. Klaeser	Chief Financial Officer	March 10, 2005

/s/ LISA M. O’NEILL Lisa M. O’Neill	Controller	March 10, 2005

/s/ DONALD L. BEAL Donald L. Beal	Director	March 10, 2005

/s/ WILLIAM A. CASTELLANO William A. Castellano	Director	March 10, 2005

/s/ ROBERT F. COLEMAN Robert F. Coleman	Director	March 10, 2005

/s/ PATRICK F. DALY Patrick F. Daly	Director	March 10, 2005

/s/ WILLIAM A. GOLDSTEIN William A. Goldstein	Director	March 10, 2005

/s/ JAMES M. GUYETTE James M. Guyette	Director	March 10, 2005

/s/ RICHARD C. JENSEN Richard C. Jensen	Director	March 10, 2005

/s/ PHILIP M. KAYMAN Philip M. Kayman	Director	March 10, 2005

Signature	Title	Date

/s/ WILLIAM R. LANGLEY William R. Langley	Director	March 10, 2005

/s/ CHERYL MAYBERRY MCKISSACK Cheryl Mayberry McKissack	Director	March 10, 2005

/s/ THOMAS F. MEAGHER Thomas F. Meagher	Director	March 10, 2005

/s/ WILLIAM J. PODL William J. Podl	Director	March 10, 2005

/s/ EDWARD W. RABIN Edward W. Rabin	Director	March 10, 2005

/s/ WILLIAM R. RYBAK William R. Rybak	Director	March 10, 2005

/s/ MICHAEL B. SUSMAN Michael B. Susman	Director	March 10, 2005

/s/ JOHN B. WILLIAMS John B. Williams	Director	March 10, 2005

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION OF EXHIBITS
3.1	Certificate of amendment of the Amended and Restated Certificate of Incorporation of PrivateBancorp, Inc., as amended (filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference).

3.2	Amended and Restated Certificate of Incorporation of PrivateBancorp, Inc., as amended (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003 (File No. 000-75887) and incorporated herein by reference).

3.3	Amended and Restated By-laws of PrivateBancorp, Inc. (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003 and incorporated herein by reference).

4.1	Certain instruments defining the rights of the holders of long-term debt of the Company and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis, have not been filed as exhibits. The Company hereby agrees to furnish a copy of any of these agreements to the SEC upon request.

10.1	Lease Agreement for banking facility located at Ten North Dearborn, Chicago, Illinois dated January 1, 1992, as amended, by and between General American Life Insurance Company as successor-in-interest to LaSalle National Trust, N.A., as successor trustee to LaSalle National Bank, not personally but as Trustee under Trust Agreement dated November 6, 1985 and known as Trust No. 110519 and The PrivateBank and Trust Company (filed as an exhibit to the Company’s Form S-1 Registration Statement (File No. 333-77147) and incorporated herein by reference).

10.2	Lease Agreement for banking facility located at 1603 West Sixteenth Street, Oak Brook, Illinois dated October 1996 by and between Columbia Lisle Limited Partnership and The PrivateBank and Trust Company (filed as an exhibit to the Company’s Form S-1 Registration Statement (File No. 333-77147) and incorporated herein by reference).

10.3	First Amendment to Lease dated May 31, 2001 by and between Columbia Lisle Limited Partnership and The PrivateBank and Trust Company (filed as an exhibit to the Company’s Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference).

10.4	Lease Agreement for banking facility located at 517 Green Bay Road, Wilmette, Illinois dated as of May 2, 1994 by and between Gunnar H. Hedlund, Doris S. Hedlund, Robert P. Hedlund and Gerald A. Hedlund, LaSalle National Trust, N.A., as successor trustee to LaSalle National Bank, not personally but solely as Trustee under Trust Agreement dated December 28, 1972 and known as Trust No. 45197 and The PrivateBank and Trust Company (filed as an exhibit to the Company’s Form S-1 Registration Statement (File No. 333-77147) and incorporated herein by reference).

10.5	First Amendment to lease dated January 1, 2002 by and between Towne Square Realty, L.L.C. and The PrivateBank and Trust Company (filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference).

10.6	Sublease Agreement for banking facility located at 1401 South Brentwood Blvd., St. Louis, Missouri, dated as of December 13, 1999, by and between Union Planters Bank, National Association, St. Louis Brentwood Associates, L.P. and PrivateBancorp, Inc. (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 10, 2000 and incorporated herein by reference).

EXHIBIT NO.	DESCRIPTION OF EXHIBITS
10.7	Lease Agreement for banking facility located at 312 Crescent Place, Geneva, Illinois by and between Shodeen Management Company as agent for the beneficiaries of a land trust with Harris Bank St. Charles, pursuant to Trust Agreement dated March 4, 1994, and known as Trust No. 2321, and The PrivateBank and Trust Company dated January 9, 2001, (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference).

10.8	Lease Agreement dated August 31, 1995 between 208 South LaSalle Associates, L.P. and Lodestar Financial Services, Inc. (filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference).

10.9	First Amendment to lease dated February 15, 2000 between LaSalle-Adams, L.L.C. and Lodestar Financial Services, Inc. (filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference).

10.10	Second Amendment to lease dated August 12, 2002 between LaSalle-Adams, L.L.C. and Lodestar Investment Counsel, Inc. (filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference).

10.11	Lease agreement for banking facility located at 919 North Michigan Ave., Chicago, Illinois dated July 22, 2004, by and between Palmolive Building Retail LLC and The PrivateBank and Trust Company (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q on the quarter ended September 30, 2004 and incorporated herein by reference).

10.12	PrivateBancorp, Inc. Amended and Restated Stock Incentive Plan (filed as Appendix A to the Company’s Proxy Statement for its 2000 Annual Meeting of Stockholders and incorporated herein by reference).*

10.13	PrivateBancorp, Inc. Incentive Compensation Plan (filed as Appendix A to the Company’s Proxy Statement for its 2003 Annual Meeting of Stockholders and incorporated herein by reference).*

10.14	PrivateBancorp, Inc. Deferred Compensation Plan (filed as an exhibit to the Company’s Form S-8 Registration Statement (File No. 333-104807) and incorporated herein by reference).*

10.15	Employment Agreement by and between Ralph B. Mandell and PrivateBancorp, Inc. dated July 1, 2001 (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference).*

10.16	Outsourcing Agreement by and between The PrivateBank and Trust Company and Marshall & Ilsley Corporation, acting through its division M&I Data Services, dated as of April 9, 1999 (filed as an exhibit to the Company’s Form S-1 Registration Statement (File No. 333-77147) and incorporated herein by reference).

10.17	Employment Agreement by and between Richard C. Jensen, PrivateBancorp, Inc. and The PrivateBank – St. Louis dated as of October 1, 2003 (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference).*

10.18	Form of Indemnification Agreement by and between PrivateBancorp, Inc. and its directors and executive officers (filed as an exhibit to the Company’s Form S-1 Registration Statement (File No. 333-77147) and incorporated herein by reference).*

EXHIBIT NO.	DESCRIPTION OF EXHIBITS
10.19	Loan Agreement dated as of February 11, 2000, between PrivateBancorp, Inc. and LaSalle Bank National Association (filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and incorporated herein by reference).

10.20	Amendment No. 1 to Loan Agreement dated as of February 11, 2002 between PrivateBancorp, Inc. and LaSalle Bank National Association (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference).

10.21	Amendment No. 2 to Loan Agreement dated as of April 11, 2002 between PrivateBancorp, Inc. and LaSalle Bank National Association (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference).

10.22	Amendment No. 3 to Loan Agreement dated as of December 24, 2002 between PrivateBancorp, Inc. and LaSalle Bank National Association (filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference).

10.23	Amendment No. 4 to Loan Agreement dated as of December 1, 2003 between PrivateBancorp, Inc. and LaSalle Bank National Association (filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

10.24	Amendment No. 5 to Loan Agreement dated as of December 1, 2004, between PrivateBancorp, Inc. and LaSalle Bank National Association.(1)

10.25	Employment Agreement by and among William Goldstein and Lodestar Investment Counsel LLC, dated as of December 30, 2002 (filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference).*

10.26	Employment Agreement by and among Dennis Klaeser and PrivateBancorp, Inc. dated October 1, 2003 (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference).*

10.27	Employment Agreement by and among Hugh H. McLean, PrivateBancorp, Inc. and The PrivateBank and Trust Company dated October 1, 2003 (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference).*

10.28	Employment Agreement by and among Gary S. Collins, PrivateBancorp, Inc. and The PrivateBank and Trust Company dated as of October 1, 2003 (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference).*

10.29	Form of Incentive Stock Option Agreement pursuant to the PrivateBancorp, Inc. Incentive Compensation Plan.(1)

10.30	Form of Director Stock Option Agreement pursuant to the PrivateBancorp, Inc. Incentive Compensation Plan.(1)

10.31	Form of Restricted Stock Award Agreement pursuant to the PrivateBancorp, Inc. Incentive Compensation Plan.(1)

12.1	Calculation of Ratio of Earnings to Fixed Charges.(1)

21.1	Subsidiaries of the Registrant.(1)

EXHIBIT NO.	DESCRIPTION OF EXHIBITS

23.1	Consent of Ernst & Young LLP.(1)

24.1	Powers of Attorney (set forth on signature page).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)

(1)	Filed herewith.
*	Indicates management contracts or compensatory plans or arrangements required to be filed as an exhibit.