Form 10-Q
period 2005-03-31
PRIVATEBANCORP INC
filed 2005-05-09
CIK 889936

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Indicate by checkmark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2005
Common, no par value	20,441,539

PRIVATEBANCORP, INC.

FORM 10-Q Quarterly Report

  SELECTED FINANCIAL DATA

The following table summarizes certain selected unaudited consolidated financial information of PrivateBancorp, Inc. at or for the periods indicated. This information should be read in conjunction with the unaudited consolidated financial statements and related notes included pursuant to Item 1 of this report.

	Quarter Ended
	03/31/05	12/31/04	09/30/04	06/30/04	03/31/04
	(dollars in thousands, except per share data)
Selected Statement of Income Data:
Interest income:
Loans, including fees	$25,591	$ 22,802	$ 20,315	$ 18,702	$ 17,680
Securities	9,213	9,386	8,436	7,820	7,929
Federal funds sold and interest-bearing deposits	34	12	18	4	6
Total interest income	34,838	32,200	28,769	26,526	25,615
Interest expense:
Interest-bearing demand deposits	181	179	156	66	147
Savings and money market deposit accounts	5,352	4,576	3,471	2,541	1,874
Brokered deposits and other time deposits	5,719	4,740	4,600	4,548	4,072
Funds borrowed	2,474	2,049	1,572	1,552	1,486
Long-term debt --trust preferred securities	485	484	485	485	485
Total interest expense	14,211	12,028	10,284	9,192	8,064
Net interest income (8)	20,627	20,172	18,485	17,334	17,551
Provision for loan losses	902	1,498	851	724	1,326
Net interest income after provision for loan losses	19,725	18,674	17,634	16,610	16,225
Non-interest income:
Wealth management income	2,316	2,113	2,117	2,129	1,957
Mortgage banking income	742	834	776	782	464
Other income	865	903	1,006	561	559
Securities (losses) gains, net	(105)	(123)	1,259	(1,166)	998
Trading gains (losses) on interest rate swap	479	(11)	(1,118)	1,325	(1,066)
Total non-interest income	4,297	3,716	4,040	3,631	2,912
Non-interest expense:
Salaries and employee benefits	7,018	7,124	6,811	6,057	6,035
Occupancy expense	1,738	1,567	1,394	1,350	1,360
Professional fees	1,333	1,082	1,407	1,451	1,114
Marketing	614	695	628	703	495
Data processing	582	529	520	513	446
Insurance	263	276	221	207	215
Amortization of intangibles	42	42	42	42	42
Other operating expenses	993	717	860	897	832
Total non-interest expense	12,583	12,032	11,883	11,220	10,539
Minority interest expense	76	64	74	65	67
Income before income taxes	11,363	10,294	9,717	8,956	8,531
Income tax expense	3,557	2,768	2,654	2,500	2,581
Net income	$ 7,806	$ 7,526	$ 7,063	$ 6,456	$ 5,950
Per Share Data:
Basic earnings	$ 0.39	$ 0.38	$ 0.35	$ 0.33	$ 0.31
Diluted earnings	0.37	0.36	0.34	0.31	0.29
Dividends	0.045	0.030	0.030	0.030	0.030
Book value (at end of period)	9.79	9.51	9.19	8.54	8.72
All previously reported share and per share data has been restated to reflect the 2-for-1 stock split which occurred on May 31, 2004

	Quarter Ended
	03/31/05	12/31/04	09/30/04	06/30/04	03/31/04
Selected Financial Data (at end of period):
Total securities(1)	$ 764,917	$ 763,985	$ 759,328	$ 722,582	$ 692,678
Total loans	1,729,882	1,653,363	1,471,083	1,407,586	1,344,707
Total assets	2,601,690	2,535,817	2,352,366	2,199,170	2,139,095
Total deposits	2,003,239	1,872,635	1,808,532	1,673,404	1,622,899
Funds borrowed	340,737	414,519	301,558	306,446	297,537
Long-term debt—trust preferred securities	20,000	20,000	20,000	20,000	20,000
Total stockholders’ equity	200,372	194,073	187,035	173,669	174,041
Wealth management assets under management	1,735,292	1,727,479	1,620,487	1,590,119	1,576,218
Selected Financial Ratios and Other Data:
Performance Ratios:
Net interest margin(2)(8)	3.57%	3.63%	3.58%	3.51%	3.80%
Net interest spread(3)	3.25	3.34	3.32	3.24	3.57
Non-interest income to average assets	0.68	0.61	0.71	0.67	0.57
Non-interest expense to average assets	2.01	1.98	2.08	2.08	2.08
Net overhead ratio(4)	1.32	1.37	1.37	1.41	1.51
Efficiency ratio(5), (8)	48.3	48.3	50.0	50.8	49.1
Return on average assets(6)	1.24	1.24	1.23	1.20	1.17
Return on average equity(7)	15.81	15.65	15.29	14.86	13.87
Fee income to total revenue(8), (9)	15.98	16.03	17.41	16.69	14.51
Dividend payout ratio	11.77	8.11	8.63	9.42	10.03
Asset Quality Ratios:
Non-performing loans to total loans	0.16%	0.15%	0.17%	0.06%	0.06%
Allowance for loan losses to:
total loans	1.15	1.15	1.21	1.23	1.23
non-performing loans	717	751	729	2,175	1,954
Net (recoveries) charge-offs to average total loans	(0.01)	0.07	0.11	(0.01)	(0.03)
Non-performing assets to total assets	0.11	0.10	0.10	0.04	0.04
Non-accrual loans to total loans	0.08	0.07	0.05	0.01	0.01
Balance Sheet Ratios:
Loans to deposits	86.4%	88.3%	81.3%	84.3%	82.9%
Average interest-earning assets to average interest-bearing liabilities	113.5	114.1	114.0	114.9	113.5
Capital Ratios:
Total equity to total assets	7.70%	7.65%	7.95%	7.90%	8.14%
Total risk-based capital ratio	11.07	11.29	11.80	12.14	12.14
Tier 1 risk-based capital ratio	10.03	10.24	10.71	11.00	11.01
Leverage ratio	7.61	7.71	7.74	7.83	8.03

(1)	The entire securities portfolio was classified as “available-for-sale” for the periods presented.
(2)	Net interest income, on a tax-equivalent basis, divided by average interest-earning assets.
(3)	Yield on average interest-earning assets less rate on average interest-bearing liabilities.
(4)	Non-interest expense less non-interest income divided by average total assets.
(5)	Non-interest expense divided by the sum of net interest income (tax equivalent) plus non-interest income.
(6)	Net income divided by average total assets.
(7)	Net income divided by average common equity.

(Footnotes continued on next page.)

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

Reconciliation of net interest income to net interest income on a tax equivalent basis
	1Q05	4Q04	3Q04	2Q04	1Q04
Net interest income	$20,627	$20,172	$18,485	$17,334	$17,551
Tax equivalent adjustment to net interest income	1,107	1,040	1,224	1,100	1,017
Net interest income, tax equivalent basis	$21,734	21,212	$19,709	$18,434	$18,568

(9)	Wealth management, mortgage banking & other income as a percentage of the sum of net interest income and wealth management, mortgage banking & other income.

Part I

  Item 1. Financial Statements

PRIVATEBANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31, 2005	December 31, 2004	March 31, 2004
	(unaudited)		(unaudited)
Assets
Cash and due from banks	$ 29,943	$ 49,534	$ 60,047
Federal funds sold and other short-term investments	5,047	1,120	1,224
Total cash and cash equivalents	34,990	50,654	61,271
Loans held for sale	8,678	7,200	4,133
Available-for-sale securities, at fair value	764,917	763,985	692,678
Loans, net of unearned discount	1,729,882	1,653,363	1,344,706
Allowance for loan losses	(19,948)	(18,986)	(16,529)
Net loans	1,709,934	1,634,377	1,328,177
Goodwill	20,547	20,547	19,242
Premises and equipment, net	6,990	6,486	5,924
Accrued interest receivable	11,308	10,549	8,429
Other assets	44,326	42,019	19,240
Total assets	$2,601,690	$2,535,817	$2,139,094
Liabilities and Stockholders’ Equity
Demand deposits:
Non-interest-bearing	$ 173,558	$ 165,170	$ 153,197
Interest-bearing	100,598	106,846	79,453
Savings and money market deposit accounts	1,016,876	854,163	646,838
Brokered deposits	387,367	423,147	426,022
Other time deposits	324,840	323,309	317,389
Total deposits	2,003,239	1,872,635	1,622,899
Funds borrowed	340,737	414,519	297,537
Long-term debt --trust preferred securities	20,000	20,000	20,000
Accrued interest payable	3,993	3,949	3,261
Other liabilities	33,349	30,641	21,356
Total liabilities	$ 2,401,318	$ 2,341,744	$ 1,965,053
Stockholders’ Equity
Preferred stock, 1,000,000 shares authorized	—	—	—
Common stock, without par value, $1 stated value; 39,000,000 shares authorized; 20,467,143, 20,400,103, and 19,954,848 shares issued and outstanding as of March 31, 2005, December 31, 2004 and March 31, 2004, respectively	20,467	20,400	19,955
Treasury stock	(2,235)	(2,207)	(341)
Additional paid-in-capital	100,618	100,091	95,019
Retained earnings	80,735	73,789	51,545
Accumulated other comprehensive income	5,712	7,056	10,770
Deferred compensation	(4,925)	(5,056)	(2,907)
Total stockholders’ equity	200,372	194,073	174,041
Total liabilities and stockholders’ equity	$2,601,690	$2,535,817	$2,139,094

The accompanying notes to consolidated financial statements are an integral part of these statements. All previously reported share and per share data has been restated to reflect the 2-for-1 stock split which occurred on May 31, 2004.

PRIVATEBANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share data)

	Three Months Ended March 31,
	2005	2004
Interest Income
Loans, including fees	$25,591	$17,680
Federal funds sold and interest-bearing deposits	34	6
Securities:
Taxable	6,794	5,590
Exempt from federal income taxes	2,419	2,339
Total interest income	34,838	25,615
Interest Expense
Deposits:
Interest-bearing demand	181	147
Savings and money market deposit accounts	5,352	1,874
Brokered deposits and other time deposits	5,719	4,072
Funds borrowed	2,474	1,486
Long-term debt -- trust preferred securities	485	485
Total interest expense	14,211	8,064
Net interest income	20,627	17,551
Provision for loan losses	902	1,326
Net interest income after provision for loan losses	19,725	16,225
Non-interest Income
Wealth management income	2,316	1,957
Mortgage banking income	742	464
Other income	865	559
Securities (losses) gains net	(105)	998
Trading gains (losses) on interest rate swap	479	(1,066)
Total non-interest income	4,297	2,912
Non-interest Expense
Salaries and employee benefits	7,018	6,035
Occupancy expense, net	1,738	1,360
Professional fees	1,333	1,114
Marketing	614	495
Data processing	582	446
Postage, telephone & delivery	254	229
Insurance	263	215
Amortization of intangibles	42	42
Other non-interest expense	739	603
Total non-interest expense	12,583	10,539
Minority interest expense	76	67
Income before income taxes	11,363	8,531
Income tax provision	3,557	2,581
Net income	$ 7,806	$ 5,950
Basic earnings per share	$ 0.39	$ 0.31
Diluted earnings per share	$ 0.37	$ 0.29

The accompanying notes to consolidated financial statements are an integral part of these statements. All previously reported share and per share data has been restated to reflect the 2-for-1 stock split which occurred on May 31, 2004.

PRIVATEBANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2005 AND 2004 (UNAUDITED)
(In thousands, except per share data)
	Common Stock	Treasury Stock	Additional paid-in-capital	Retained Earnings	Accumulated Other Compre-hensive Income	Deferred Compen-sation	Total Stockholders’ Equity
Balance, January 1, 2004	$19,707	$ —	$93,943	$46,193	$ 9,909	$(2,796)	$166,956
Net income	—	—	—	5,950	—	—	5,950
Net increase in fair value of securities classified as available-for-sale, net of income taxes and reclassification adjustments	—	—	—	—	861	—	861
Total comprehensive income	—	—	—	5,950	861	—	6,811
Cash dividends declared ($0.030 per share)	—	—	—	(598)	—	—	(598)
Issuance of common stock	210	—	1,014	—	—	—	1,224
Acquisition of treasury stock	38	(341)	62	—	—	—	(241)
Awards granted, net of forfeitures	—	—	—	—	—	(304)	(304)
Amortization of deferred compensation	—	—	—	—	—	193	193
Balance, March 31, 2004	$19,955	$ (341)	$95,019	$51,545	$10,770	$(2,907)	$174,041
Balance, January 1, 2005	$20,400	$ (2,207)	$100,091	$73,789	$ 7,056	$(5,056)	$194,073
Net income	—	—	—	7,806	—	—	7,806
Net decrease in fair value of securities classified as available-for-sale, net of income taxes and reclassification adjustments	—	—	—	—	(1,344)	—	(1,344)
Total comprehensive income	—	—	—	7,806	(1,344)	—	6,462
Cash dividends declared ($0.045 per share)	—	—	—	(918)	—	—	(918)
Issuance of common stock	63	—	503	—	—	—	566
Acquisition of treasury stock	4	(28)	24	—	—	—	—
Awards granted, net of forfeitures	—	—	—	—	—	(202)	(202)
Amortization of deferred compensation	—	—	—	58	—	333	391
Balance, March 31, 2005	$20,467	$ (2,235)	$100,618	$80,735	$5,712	$(4,925)	$200,372

The accompanying notes to consolidated financial statements are an integral part of these statements. All previously reported share and per share data has been restated to reflect the 2-for-1 stock split which occurred on May 31, 2004.

PRIVATEBANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2005 AND 2004 (UNAUDITED)
(In thousands)
	Three months ended March 31,
	2005	2004
Cash flows from operating activities
Net income	$ 7,806	$ 5,950
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	500	413
Amortization of deferred compensation, net of forfeitures	333	193
Provision for loan losses	902	1,326
Net loss (gain) on sale of securities	105	(998)
Trading (gains) losses on interest rate swap	(479)	1,066
Net (increase) decrease in loans held for sale	(1,478)	287
(Decrease) increase in deferred loan fees	(129)	200
Change in minority interest	76	67
Increase in accrued interest receivable	(759)	(561)
Increase (decrease) in accrued interest payable	44	(1,792)
Increase in other assets	(2,344)	(1,070)
Increase (decrease) in other liabilities	3,414	(5,146)
Total adjustments	185	(6,082)
Net cash provided (used) by operating activities	7,991	(132)
Cash flows from investing activities
Proceeds from maturities, paydowns, and sales of available-for-sale securities	15,218	45,753
Purchase of securities available-for-sale	(37,843)	(67,933)
Redemption of FHLB (Chicago) Stock	20,000	--
Net loan principal advanced	(76,308)	(120,100)
Premises and equipment expenditures	(992)	(81)
Net cash used in investing activities	(79,925)	(142,294)
Cash flows from financing activities
Net increase in total deposits	130,606	75,542
Proceeds from exercise of stock options	392	1,020
Acquisition of treasury stock	(28)	(341)
Dividends paid	(918)	(597)
Net (decrease) increase in funds borrowed	(73,782)	77,973
Net cash provided by financing activities	56,270	153,597
Net (decrease) increase in cash and cash equivalents	(15,664)	11,171
Cash and cash equivalents at beginning of year	50,654	50,100
Cash and cash equivalents at end of period	$ 34,990	$ 61,271

The accompanying notes to consolidated financial statements are an integral part of these statements. All previously reported share and per share data has been restated to reflect the 2-for-1 stock split which occurred on May 31, 2004.

PRIVATEBANCORP, INC. AND SUBSIDIARIES
NOTE 1—BASIS OF PRESENTATION

The consolidated financial information of PRIVATEBANCORP, Inc. (the “Company”) and its subsidiaries, The PrivateBank and Trust Company (the “Bank” or “The PrivateBank - Chicago”), The PrivateBank - St. Louis (and its subsidiary, The PrivateBank - Wisconsin), and The PrivateBank Mortgage Company (the “Mortgage Company”) included herein is unaudited; however, such information reflects all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation for the interim periods. The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.

The annualized results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results expected for the full year ending December 31, 2005. The accompanying consolidated financial statements are unaudited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, or cash flows in accordance with generally accepted accounting principles. The March 31, 2005 consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2004 included in the Company’s Annual Report on Form 10-K.

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

	Three months ended March 31,
	2005	2004
	(in thousands, except per share data)
Net income
As reported	$7,806	$5,950
Pro forma	7,551	$5,697
Basic earnings per share
As reported	$ 0.39	$ 0.31
Pro forma	0.38	0.29
Diluted earnings per share
As reported	$ 0.37	$ 0.29
Pro forma	0.36	0.28

During the second quarter of 2004, the Company adopted the binomial method of valuing options for options granted in the second quarter and going forward. Previously the Black-Scholes method was used. The binomial method takes into account more assumptions about a grant's features and better estimates employees' likely behavior regarding option exercises.

In determining the fair value of each option grant for purposes of the above pro forma disclosures, the Company used the following assumptions for grants made in 2005: dividend yield of 0.57%; risk-free interest rate ranging from 4.02% to 4.15%; expected lives of 7 years for the stock options; and expected volatility of 30%, computed from an index of strategic peer company composite volatility over a five year basis. The following assumptions for grants made in 2004 were used: dividend yield of 0.37%; risk-free interest rate ranging from 3.74% to 4.27%; expected lives of 7 years for the stock options; and expected volatility of approximately 30%. All options vest over 4 years.

NOTE 3—EARNINGS PER SHARE

The following table shows the computation of basic and diluted earnings per share (in thousands except per share data) for the three months ended March 31, 2005 and 2004:

	Three months ended March 31,
	2005	2004
Net income	$7,806	$5,950
Weighted average common shares outstanding	19,974	19,461
Weighted average common shares equivalent(1)	1,024	1,154
Weighted average common shares and common share equivalents	20,998	20,615
Net income per average common share - basic	$ 0.39	$ 0.31
Net income per average common share - diluted	$ 0.37	$ 0.29

(1)	Common shares equivalent result from stock options being treated as if they had been exercised and are computed by application of the treasury stock method.

NOTE 4—NEW ACCOUNTING STANDARDS

In December 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 123R (revised 2004), "Share-Based Payment". This statement requires use of the fair value method of accounting for share-based payment transactions with employees. With the adoption of SFAS No. 123R effective January 1, 2006, the Company will be required to account for stock options under the fair value method of accounting and to estimate expected forfeitures of stock grants instead of its current practice of accounting for forfeitures as they occur. In addition, the Company will begin to classify the excess tax benefits, if any, related to employee option exercises as financing activities rather than operating activities in its consolidated statement of cash flows. The provisions of SFAS No. 123R are required to be adopted as of the beginning of the annual reporting period that begins after June 15, 2005 and the Company is currently evaluating the impact of the adoption on its consolidated financial statements.

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

We apply the accrual basis of accounting for each reportable segment and for transactions between reportable segments. During the first three months of 2005, there were no changes in the measurement methods used to determine reported segment profit or loss as compared to the same period in 2004. For the periods presented, there are no asymmetrical allocations to segments requiring disclosure.

The accounting policies of the segments are generally the same as those described in Note 1 — Basis of Presentation to the consolidated financial statements included in this report.

  The PrivateBank - Chicago

The PrivateBank - Chicago, through its main office located in downtown Chicago as well as six full-service Chicago suburban locations and the Gold Coast location, provides personal and commercial banking services primarily to affluent individuals, professionals, entrepreneurs and their business interests. The PrivateBank - Chicago’s commercial lending products include lines of credit for working capital, term loans for equipment and letters of credit to support the commitments made by its clients. Non-credit products include lock-box, cash concentration accounts, merchant credit card processing, electronic funds transfer, other cash management products and insurance. The PrivateBank - Chicago offers a full range of real estate lending products including fixed and floating rate permanent and mini-permanent mortgages, construction and commercial real estate loans. Personal loans include installment loans and lines of credit, home equity loans and a wide variety of home mortgage loans.

Individual banking services include interest-bearing checking, money market accounts, certificates of deposit, ATM/debit cards and investment brokerage accounts. Additionally, The PrivateBank - Chicago offers secured and unsecured personal loans and lines of credit. Through The PrivateBank - Chicago’s affiliations with Mesirow Financial, Inc. and Sterling Investment Services, Inc., clients have access to insurance products and securities brokerage services. The PrivateBank - Chicago also offers domestic and international wire transfers and foreign currency exchange. The PrivateBank - Chicago balance sheet reflects goodwill of $19.2 million and intangibles of $2.2 million at March 31, 2005, which remained relatively unchanged compared to December 31, 2004 balances. The PrivateBank Mortgage Company results are included in The PrivateBank - Chicago since June 15, 2004, the date of acquisition.

	The PrivateBank - Chicago
	March 31,
	2005	2004
	(in thousands)
Total gross loans	$ 1,506,672	$ 1,182,466
Total assets	2,308,788	1,926,444
Total deposits	1,778,506	1,483,647
Total borrowings	316,176	266,671
Total capital	180,292	154,036
Net interest income	18,125	14,927
Non-interest income	1,772	1,322
Non-interest expense	7,647	6,615
Net income	7,941	5,867

  The PrivateBank - St. Louis & The PrivateBank - Wisconsin

The PrivateBank - St. Louis, a federal savings bank, was established as a new bank subsidiary of the Company on June 23, 2000, and is headquartered in St. Louis, Missouri. The PrivateBank - Wisconsin was established under the charter of The PrivateBank - St. Louis and is currently an office of The PrivateBank - St. Louis. In March 2005, The PrivateBank - Wisconsin opened in temporary space awaiting the completion of its permanent space, which is expected to be completed in the third quarter of 2005. Its permanent location will open for business in the third quarter 2005 in downtown Milwaukee, Wisconsin. Both locations offer a full range of real estate lending products including fixed and floating rate permanent and mini-permanent mortgages and construction loans. Personal loans include installment loans and lines of credit, home equity loans and a wide variety of home mortgage loans. Commercial lending products provided by The PrivateBank - St. Louis and The PrivateBank - Wisconsin include lines of credit for working capital, term loans for equipment and letters of credit to support the commitments made by its clients. Non-credit products include lock-box, cash concentration accounts, merchant credit card processing, electronic funds transfer, and other cash management products. Individual banking services include interest-bearing checking, money market deposit accounts, certificates of deposit, ATM/debit cards and investment brokerage accounts. The PrivateBank - St. Louis and The PrivateBank - Wisconsin also offer domestic and international wire transfers and foreign currency exchange. For the period ended March 31, 2005, the financial results of The PrivateBank - Wisconsin are included with results of The PrivateBank - St. Louis.

	The PrivateBank - St. Louis & Wisconsin
	March 31,
	2005	2004
	(in thousands)
Total gross loans	$226,091	$162,486
Total assets	292,881	207,978
Total deposits	238,046	159,248
Total borrowings	30,940	30,867
Total capital	22,308	16,449
Net interest income	2,394	1,629
Non-interest income	548	555
Non-interest expense	1,830	1,240
Net income	621	543

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

	Wealth Management
	March 31,
	2005	2004
	(in thousands)
Wealth Management assets under management	$1,735,292	$1,576,218
Wealth Management fee revenue	2,316	1,957
Net interest income	306	438
Non-interest income	2,316	1,957
Non-interest expense	2,047	1,790
Net income	329	358

The following tables indicate the breakdown of our wealth management assets under management at March 31, 2005, by account classification and related gross revenue for the three months ended March 31, 2005 and March 31, 2004:

	At or for the three months ended March 31, 2005
	Market Value	Revenue
Account Type	(in thousands)
Lodestar	$ 652,600	$1,020
Personal trust—managed	376,696	574
Agency—managed	262,369	463
Custody	470,205	224
Employee benefits—managed	71,296	35
Less trust assets managed by Lodestar(1)	(97,874)
Total	$1,735,292	$2,316

	At or for the three months ended March 31, 2004
	Market Value	Revenue
Account Type	(in thousands)
Lodestar	$ 601,788	$ 882
Personal trust—managed	332,229	485
Agency—managed	231,997	354
Custody	406,932	201
Employee benefits—managed	59,898	35
Less trust assets managed by Lodestar(1)	(56,626)
Total	$1,576,218	$1,957

(1)
These assets are included in personal trust - managed balances, agency - managed balances as well as Lodestar balances. The revenues related to these assets are allocated between personal trust- managed, agency - managed and Lodestar based on the services provided.

  Holding Company Activities

Holding Company Activities consist of parent company only matters. The Holding Company’s most significant assets are its net investments in its two banking subsidiaries, The PrivateBank - Chicago and The PrivateBank - St. Louis. On June 15, 2004, the Company formed a mortgage company subsidiary, The PrivateBank Mortgage Company, as a result of its acquisition of Corley Financial Corporation. The results of the Mortgage Company are included with The PrivateBank - Chicago for all periods presented since the acquisition on June 15, 2004. During the first quarter 2001, in connection with the issuance of $20.0 million of 9.50% trust preferred securities, the Holding Company issued $20.0 million of subordinated debentures which are accounted for as long-term debt and also qualify as Tier 1 and Tier 2 capital (see note 8). The Tier 1 qualifying amount is limited to 25% of Tier 1 capital under Federal Reserve regulations. The excess amount qualifies as Tier 2 capital. Holding Company Activities are reflected primarily by interest expense on borrowings and operating expenses. Recurring holding company operating expenses consist of compensation (amortization of restricted stock awards, other salary expense) and miscellaneous professional fees.

	Holding Company Activities
	March 31,
	2005	2004
	(in thousands)
Total assets	$218,542	$193,419
Total borrowings	--	--
Long-term debt - trust preferred securities	20,000	20,000
Total capital	200,372	174,041
Interest expense	487	487
Non-interest income	50	50
Non-interest expense	1,238	945
Net loss	(1,085)	(819)

The following is a summary of certain operating information for reportable segments at or for the periods presented and the reported consolidated balances (in millions):

At or for the three months ended March 31, 2005	The PrivateBank - Chicago	The PrivateBank - St. Louis & Wisconsin	Wealth Management	Holding Company Activities	Intersegment Eliminations(2)	Consolidated
Total assets	$2,308.8	$292.9	$ -	$218.5	$(218.5)	$2,601.7
Total deposits	1,778.5	238.0	-	-	(13.3)	2,003.2
Total borrowings (1)	316.2	30.9	-	20.0	(6.4)	360.7
Total loans	1,506.7	226.1	-	-	(2.9)	1,729.9
Total capital	180.3	22.3	-	200.4	(202.6)	200.4
Net interest income	18.1	2.4	0.3	(0.4)	0.2	20.6
Non-interest income	1.8	0.5	2.3	0.1	(0.4)	4.3
Non-interest expense	7.6	1.8	2.0	1.2	-	12.6
Minority interest expense	-	-	0.1	-	-	0.1
Net income	7.9	0.6	0.3	(1.1)	0.1	7.8
Wealth Management assets under management	-	-	1,833.2	-	(97.9)	1,735.3

At or for the three months ended March 31, 2004	The PrivateBank - Chicago	The PrivateBank - St. Louis	Wealth Management	Holding Company Activities	Intersegment Eliminations(2)	Consolidated
Total assets	$1,926.4	$208.0	$ -	$193.5	$(188.8)	$2,139.1
Total deposits	1,483.6	159.2	-	-	(19.9)	1,622.9
Total borrowings(1)	266.7	30.9	-	20.0	(0.1)	317.5
Total loans	1,182.5	162.5	-	-	(0.3)	1,344.7
Total capital	154.0	16.5	-	174.0	(170.5)	174.0
Net interest income	14.9	1.6	0.4	(0.4)	1.0	17.5
Non-interest income	1.3	0.6	2.0	0.1	(1.1)	2.9
Non-interest expense	6.6	1.2	1.8	0.9	-	10.5
Minority interest expense	-	-	0.1	-	-	0.1
Net income	5.9	0.5	0.4	(0.8)	-	6.0
Wealth Management assets under management	-	-	1,632.8	-	(56.6)	1,576.2

(1) Includes long-term debt-trust preferred securities for the Holding Company Activities segment.
(2) The intersegment elimination for total loans reflects the exclusion of unearned income for management reporting purposes. The intersegment elimination for total capital reflects the elimination of the net investment in The PrivateBank - Chicago, The PrivateBank - St. Louis, The PrivateBank - Wisconsin, and The PrivateBank Mortgage Company in consolidation. The intersegment eliminations include adjustments necessary for each category to agree with the related consolidated financial statements.

The adjustments to total assets presented in the table above represent the elimination of the net investment in banking subsidiaries in consolidation, the elimination of the Company’s cash that is maintained in a subsidiary bank account, the elimination of federal funds purchased and sold between Chicago and St. Louis, the reclassification of the unearned discount on loans, the reclassification related to current and deferred taxes, the elimination of The PrivateBank - Chicago commercial loan and offsetting the warehouse line of credit borrowing on The PrivateBank Mortgage Company’s books and the reclassification of loan fee income which is included in non-interest income for segment reporting purposes as compared to interest income for consolidated reporting purposes. Additionally, The PrivateBank Mortgage Company’s loans held for sale to its affiliate The PrivateBank - Chicago are reclassified to consolidated loans from loans held for sale.

NOTE 6—ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values and estimated fair values of financial instruments as of March 31, 2005 have not materially changed on a relative basis from the carrying values and estimated fair values of financial instruments disclosed as of December 31, 2004.

NOTE 7—OTHER COMPREHENSIVE INCOME

Change in the fair value of securities available-for-sale is presented on a net basis on the Consolidated Statement of Changes in Stockholders’ Equity. The following table discloses the changes in the components of other accumulated comprehensive income for the three months ended March 31, 2005 and 2004 (in thousands):

	March 31, 2005
	Before Tax Amount	Tax Effect	Net of Tax Amount
Change in unrealized gains on securities available-for-sale	$(2,287)	$(878)	$(1,409)
Less: adjustment for realized gains	105	40	65
Change in net unrealized gains	$(2,182)	$(838)	$(1,344)

	March 31, 2004
	Before Tax Amount	Tax Effect	Net of Tax Amount
Change in unrealized gains on securities available-for-sale	$2,389	$ 910	$1,479
Less: adjustment for realized gains	998	380	618
Net unrealized gains	$1,391	$ 530	$ 861

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

The aggregate principal amount of the outstanding trust preferred securities is $20.0 million. As of March 31, 2005, the entire amount of the preferred securities is eligible for treatment as Tier I capital as allowed by the Federal Reserve. At March 31, 2005, the unamortized balance of the underwriting commissions paid and offering expenses was $1.0 million and is classified as part of other assets on the balance sheet. This amount is being amortized on a straight-line basis until maturity at $9,764 per quarter. The amortization is recognized as interest expense on the income statement. In the event the Company exercises its right to redeem the securities prior to maturity, any unamortized commissions would be expensed upon redemption.

NOTE 9—CAPITAL TRANSACTIONS

During the first quarter 2005, the Company declared and paid a $0.045 per share dividend, which is a 50% increase over the fourth quarter 2004 dividend of $0.03 per share.

During the first quarter 2005, the Company repurchased 853 shares of its common stock in connection with the satisfaction of a stock option exercise made by an employee. During the first quarter 2004, the Company repurchased 6,608 shares of its common stock in connection with the satisfaction of a stock option exercise and federal withholding tax requirements on the exercise of stock options by an inside board member.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

  Overview

PrivateBancorp was organized as a Delaware corporation in 1989 to serve as the holding company for a Chicago-based de novo (start-up) bank. Our flagship downtown Chicago location opened in 1991. We expanded to Wilmette in north suburban Cook County in 1994 and Oak Brook in west suburban DuPage County in 1997. We established the St. Charles office in the Fox Valley in January 2000, in connection with our purchase of Towne Square Financial Corporation (a company which was in the process of forming a de novo bank) in August 1999. In February 2000, we consummated our acquisition of Johnson Bank Illinois adding two additional locations in Lake Forest and Winnetka, Illinois. On June 23, 2000, PrivateBancorp capitalized The PrivateBank - St. Louis. In May 2001, The PrivateBank - Chicago opened a second office in the Fox Valley area in Geneva, Illinois. In December 2002, The PrivateBank - Chicago acquired an 80% controlling interest in Lodestar Investment Counsel LLC (“Lodestar”), a Chicago-based investment adviser with $652.6 million of assets under management at March 31, 2005. Lodestar is a subsidiary of The PrivateBank - Chicago. On June 15, 2004, the Company formed a new subsidiary, The PrivateBank Mortgage Company, as a result of the acquisition of Corley Financial Corporation, a Chicago based mortgage banking firm. On January 27, 2005, the Company opened a new Chicago banking office in Chicago’s Gold Coast neighborhood. In March of 2005, the Company opened a new banking office in a temporary space in downtown Milwaukee, Wisconsin. The PrivateBank - Wisconsin will open its permanent space at 743 N. Water Street in downtown Milwaukee in the third quarter of 2005. On April 14, 2005, the Company announced that it had signed a definitive agreement to acquire Bloomfield Hills Bancorp. Inc., in suburban Detroit, Michigan. Bloomfield Hills Bancorp operates a single bank subsidiary, The Private Bank, which has three banking offices located in the affluent Detroit area communities of Bloomfield Hills, Grosse Pointe, and Rochester, and also operates a trust and wealth management unit and a mortgage banking subsidiary.

For financial information regarding the Company’s four separate lines of business, The PrivateBank - Chicago, The PrivateBank - St. Louis (which currently includes The PrivateBank - Wisconsin), Wealth Management and Holding Company Activities, see “Operating Segments Results” beginning on page 27 and “Note 5 — Operating Segments” to the unaudited consolidated financial statements of the Company included on page 12.

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

Critical Accounting Policies

Generally accepted accounting principles are complex and require management to apply significant judgment to various accounting, reporting and disclosure matters. Management must use assumptions and estimates to apply these principles where actual measurements are not possible or practical. Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited consolidated financial statements included herein. For a complete discussion of our significant accounting policies, see the footnotes to our Consolidated Financial Statements included on pages F-8 through F-13 in our Form 10-K for the fiscal year ended December 31, 2004. Below is a discussion of our critical accounting policies. These policies are critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements. Actual results could differ from those estimates. Management has reviewed the application of these policies with the Audit Committee of the Company’s Board of Directors.

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

Management adjusts the allowance for loan losses by recording a provision for loan losses in an amount sufficient to maintain the allowance at the level determined appropriate. Loans are charged-off when deemed to be uncollectible by management. We believe that the allowance for loan losses is adequate to provide for estimated probable credit losses inherent in our loan portfolio. The allowance for loan losses as a percentage of total loans was 1.15% as of March 31, 2005, unchanged from 1.15% at December 31, 2004 and compared to 1.23% at March 31, 2004.

Goodwill and Intangible Assets

During 2001, The PrivateBank - Chicago recorded approximately $12.2 million in goodwill in connection with the Johnson Bank Illinois acquisition. During 2002, the Company recorded $8.4 million of goodwill and $2.5 million in customer intangibles in connection with the acquisition of Lodestar. During the second quarter 2004, the Company recorded $1.3 million of goodwill in connection with the acquisition of Corley Financial. The customer intangible assets are amortized over an estimated useful life of 15 years. Effective January 1, 2002, the Company adopted FAS No. 142, which requires that goodwill and intangible assets that have indefinite lives no longer be amortized but be reviewed for impairment annually, or more frequently if certain indicators arise. Prior to the adoption of FAS No. 142, goodwill was being amortized using the straight-line method over a period of 15 years. The Company performs an impairment test of goodwill each year. Impairment losses on recorded goodwill, if any, will be recorded as operating expenses.

Goodwill at March 31, 2005 was $20.5 million compared to $19.2 million at March 31, 2004, an increase of $1.3 million, resulting from the acquisition of Corley Financial. Amortization expense related to the Lodestar customer intangible assets is currently recognized at approximately $168,000 per year until 2017. The customer intangible balance at March 31, 2005 was $2.2 million.

RESULTS OF OPERATIONS -THREE MONTHS
ENDED MARCH 31, 2005 AND 2004
  Net Income

Net income for the first quarter ended March 31, 2005, was $7.8 million, up 31% compared to first quarter 2004 net income of $6.0 million. Earnings per diluted share increased 28% to $0.37 in the first quarter 2005 compared to $0.29 per diluted share in the first quarter 2004.

The growth in net income between periods results from increases in interest earning assets and continued strong asset quality, offset by compression in net interest margin. Increases in non-interest income are primarily the result of our growing wealth management fee revenue and reflect the inclusion of income from our mortgage banking subsidiary, which we acquired in June of 2004. Our income growth has been offset by growth in non-interest expense; however, non-interest expense has grown at a slower rate than our revenue growth as evidenced by our efficiency ratio, which improved to 48.3% in the first quarter 2005 from 49.1% in the prior year quarter.

  Net Interest Income

Net interest income is the difference between interest income and fees on earning assets and interest expense on deposits and borrowings. Interest income includes amortization of net loan origination fees and costs recorded from loans. Interest expense includes amortization of prepaid fees on brokered deposits and issuance costs of trust preferred securities. Net interest margin represents net interest income on a tax equivalent basis as a percentage of average earning assets during the period. Net interest margin reflects the spread between average yields earned on interest earning assets and the average rates paid on interest-bearing deposits and borrowings. The volume of non-interest-bearing funds, largely comprised of demand deposits and capital, also affects the net interest margin.

Net interest income was $20.6 million during the three months ended March 31, 2005 compared to $17.6 million for the first quarter 2004, an increase of 18%, and an increase of 2% compared to the fourth quarter 2004. Average earning assets during the first quarter of 2005 were $2.4 billion, compared to $1.9 billion in the prior year quarter, an increase of 26%, and an increase of 6% since the fourth quarter 2004. Net interest margin (on a tax equivalent basis) was 3.57% in the first quarter 2005, down from 3.80% in the prior year first quarter and down from 3.63% in the fourth quarter 2004. During the first quarter 2005, total cost of funds increased by 32 basis points from fourth quarter 2004. The increase in cost of funds during the quarter resulted from extending the duration of wholesale funding and increases in money market deposit rates, some of which are tied to the prime rate of interest. Yield on interest earning assets increased by 23 basis points during the quarter, due primarily to the increases in the prime rate. Approximately 70 % of the Company’s loan portfolio is indexed to the prime rate of interest or otherwise adjusts with other short-term interest rates. During the first quarter 2005, the yield on the stock dividend the Company received from the Federal Home Loan Bank of Chicago (“FHLB Chicago”) was reduced to 5.5 % from 6.0%, which negatively impacted net interest margin by approximately 4 basis points. Due to continued strong loan growth and to take advantage of opportunities in other earning assets, in January 2005 we redeemed $20.0 million of FHLB (Chicago) stock and in April 2005, the Company redeemed an additional $20.0 million of its FHLB (Chicago) stock, reducing this investment to $167.0 million.

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

The following tables present a summary of our net interest income and related net interest margin, calculated on a tax equivalent basis (dollars in thousands):

	Three Months Ended March 31,
	2005			2004
	Average Balance(1)	Interest	Rate	Average Balance(1)	Interest	Rate
Federal funds sold and other short-term investments	$ 4,246	$ 34	3.21%	$ 1,648	$ 6	1.52%
Investment securities (taxable)	536,077	6,794	5.07%	475,648	5,590	4.67%
Investment securities (non-taxable)	203,050	3,526	6.95%	198,648	3,356	6.76%
Loans, net of unearned discount(2)	1,691,151	25,591	6.09%	1,263,997	17,680	5.56%
Total earning assets	$2,434,524	$35,945	5.93%	$1,939,941	$26,632	5.46%
Interest-bearing deposits	$1,767,864	$ 11,252	2.58%	$1,382,920	$ 6,093	1.77%
Funds borrowed	357,712	2,474	2.76%	305,930	1,486	1.92%
Long-term debt -- trust preferred securities	20,000	485	9.70%	20,000	485	9.70%
Total interest-bearing liabilities	$2,145,576	14,211	2.68%	$1,708,850	8,064	1.89%
Tax equivalent net interest income(3)		$21,734			$18,568
Net interest spread(4)			3.25%			3.57%
Net interest margin(3)(5)			3.57%			3.80%

(1)	Average balances were generally computed using daily balances.
(2)	Nonaccrual loans are included in the average balances and do not have a material effect on the average yield. Interest due on non-accruing loans was not material for the periods presented.
(3)
We adjust GAAP reported net interest income by the tax equivalent adjustment amount to account for the tax attributes on federally tax exempt municipal securities. The total tax equivalent adjustment reflected in the above table is $1.1 million and $1.0 million in the first quarters of 2005 and 2004, respectively. For GAAP purposes, tax benefits associated with federally tax-exempt municipal securities are reflected in income tax expense. The following table reconciles reported net interest income to net interest income on a tax equivalent basis for the periods presented:

Reconciliation of quarter net interest income to quarter net interest income on a tax equivalent basis
	3/31/05	3/31/04
Net interest income	$20,627	$17,551
Tax equivalent adjustment to net interest income	1,107	1,017
Net interest income, tax equivalent basis	$21,734	$18,568

(4)	Yield on average interest-earning assets less rate on average interest-bearing liabilities.
(5)	Net interest income, on a tax-equivalent basis, divided by average interest-earning assets.

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

Three Months Ended March 31, 2005

Compared to Three Months Ended March 31, 2004

	Change due to rate	Change due to volume	Change Due to mix	Total change
	(dollars in thousands)
Interest income/expense from:
Federal funds sold and other short-term investments	$ 7	$ 10	$ 11	$ 28
Investment securities (taxable)	469	696	39	1,204
Investment securities (non-taxable)(1)	93	73	4	170
Loans, net of unearned discount	1,640	5,859	412	7,911
Total tax equivalent interest income(1)	$ 2,209	$ 6,638	$ 466	$ 9,313
Interest-bearing deposits	$ 2,777	$ 1,677	$ 705	$ 5,159
Funds borrowed	637	245	106	988
Long-term debt -- trust preferred securities	--	--	--	--
Total interest expense	$ 3,414	$ 1,922	$ 811	$ 6,147
Net tax equivalent interest income(1)	$(1,205)	$ 4,716	$ (345)	$ 3,166

(1) Interest income on tax-advantaged investment securities reflects a tax equivalent adjustment based on a marginal federal corporate tax rate of 35% for 2005 and 34% for 2004. The total tax equivalent adjustment reflected in the above table $1.1 million and $1.0 million in the first quarters of 2005 and 2004, respectively

Provision for Loan Losses

We made a provision for loan losses of $902,000 for the quarter ended March 31, 2005 compared to $1.3 million for the comparable period in 2004. Net recoveries totaled $60,000 for the quarter ended March 31, 2005 versus net recoveries of $103,000 for the first quarter of 2004 and net charge-offs of $263,000 for the quarter ended December 31, 2004.

Our allowance for probable loan losses is reassessed monthly to determine the appropriate level of the reserve. Our analysis is influenced by the following factors: credit quality of loans, the volume and quality of loans and commitments in the portfolio, loss experience, and economic conditions. A discussion of the allowance for loan losses and the factors on which provisions are based begins on page 28.

  Non-interest Income

Non-interest income was $4.3 million in the first quarter 2005, reflecting an increase of $1.4 million or 48% from the first quarter 2004. The combined impact of $105,000 in securities losses and a $479,000 gain from the fair market value adjustment of an interest rate swap during the first quarter of 2005 resulted in a $374,000 net benefit to non-interest income. For the first quarter 2004, a $1.1 million loss from the interest rate swap combined with $998,000 of securities gains resulted in a net loss of $68,000.

The following table presents the breakdown of income from wealth management, mortgage banking, banking and other services, and bank owned life insurance for the periods presented:

	Three Months Ended
	March 31,
	2005	2004
Wealth management fee revenue	$2,316	$1,957
Mortgage banking income	742	464
Banking and other services	539	435
Bank owned life insurance	326	124
Total wealth management, mortgage banking and other income	$3,923	$2,980

Wealth management fee income totaled $2.3 million for the first quarter of 2005, an increase of $359,000, or 18.3% from the first quarter of 2004 and an increase of $203,000, or 9.6% from the fourth quarter of 2004. The increase in wealth management fee revenue over the prior year period primarily reflects a favorable shift in the mix of accounts towards higher fee structures and the addition of new business. Of the $2.3 million, approximately $460,364 was revenue generated in the first quarter 2005 from wealth management services provided to those clients where a third-party investment manager is utilized, compared to $358,700 in the first quarter 2004. A portion of revenue is used to pay these third-party investment managers and the remaining amount of fees collected are utilized to cover costs associated with administering other aspects of the wealth management services that we provide to clients. The fees paid to third-party investment managers are included in the professional fees category of non-interest expense.

Total wealth management assets under management were $1.74 billion at March 31, 2005 compared to $1.58 billion at March 31, 2004, and up $7.8 million from $1.73 billion at December 31, 2004. Of these amounts, trust services assets under management were $1.08 billion and Lodestar assets under management were $652.6 million at March 31, 2005. Excluded from the total wealth management assets under management are $97.9 million of trust services assets that are managed by Lodestar. At December 31, 2004, trust services managed $1.08 billion of assets, Lodestar managed $648.8 million of assets, and $77.8 million of trust assets managed by Lodestar were excluded from total wealth management assets under management. Growth in assets under management during the quarter reflects the impact of net new business generated.

Residential mortgage fee income generated $742,000 of income during the first quarter of 2005 compared to $464,000 during the prior year quarter primarily due to the revenue generated by The PrivateBank Mortgage Company, which we acquired on June 15, 2004.

During the first quarter of 2005, bank owned life insurance (BOLI) revenue increased to $326,000 as a result of the purchase of an additional $22.0 million of BOLI in the second quarter 2004, as compared to revenue of $124,000 in the first quarter of 2004. The BOLI policy covers certain higher-level employees who are deemed to be significant contributors to the Company. All employees included in this policy are aware and have consented to the coverage. The cash surrender value of BOLI at March 31, 2005 was $34.5 million, compared to $11.4 million at March 31, 2004 and is included in other assets on the balance sheet.

  Non-interest Expense

	Three Months Ended
	March 31,
	2005	2004
	(in thousands)
Salaries and employee benefits	$7,018	$6,035
Occupancy	1,738	1,360
Professional fees	1,333	1,114
Marketing	614	495
Data processing	582	446
Postage, telephone and delivery	254	229
Office supplies and printing	195	136
Insurance	263	215
Amortization of intangibles	42	42
Other expense	544	467
Total non-interest expense	$12,583	$10,539

Non-interest expense increased to $12.6 million in the first quarter 2005 from $10.5 million in the first quarter 2004. The 19% increase in non-interest expense between periods is attributable to increases in costs associated with the Company's continued growth, and includes increases in personnel costs associated with our growing client service team, including the addition of 20 managing directors to our banks, the addition of Corley Financial Corporation employees as well as increases in marketing expenses, professional fees and data processing costs. Non-interest expense includes $372,000 of costs incurred during the first quarter 2005 associated with the start-up operations of The PrivateBank - Wisconsin.

Our efficiency ratio (non-interest expense divided by the sum of net interest income on a tax equivalent basis plus non-interest income) improved to 48.3% for the first quarter 2005 compared to 49.1% for the first quarter 2004. On a tax-equivalent basis, this ratio indicates that in the first quarter 2005, we spent 48.3 cents to generate each dollar of revenue, compared to 49.1 cents in the first quarter of 2004. During 2005, we expect our efficiency ratio to be negatively impacted by the planned opening of our PrivateBank - Wisconsin office and the acquisition of Bloomfield Hills Bancorp. Please refer to footnote 3 on page 22 for a reconciliation of net interest income to net interest income on a tax equivalent basis.

Salaries and benefits increased to $7.0 million, or 16% during the first quarter 2005 as compared to the year ago quarter, reflecting the increased level of full-time equivalent employees to 278 people at March 31, 2005 from 226 people at March 31, 2004. The Company has continued to add qualified, experienced managing directors to its team to ensure the continued growth of the organization. The number of Managing Directors increased to 84 as of March 31, 2005 from 64 at March 31, 2004.

Occupancy expense increased by 28% over the prior year to $1.7 million, primarily due to depreciation and occupancy expense associated with the build-out of the Gold Coast office, renovations at our Lake Forest office and the costs associated with the temporary office space for The PrivateBank - Wisconsin. We expect occupancy expense to increase in future quarters with the completion of the build-out in Wisconsin and the opening of the permanent offices of The PrivateBank - Wisconsin.

Professional fees, which include fees paid for legal, accounting, consulting, information systems consulting services and investment management fees, increased to $1.3 million during the first quarter of 2005, reflecting an increase of 20% over the prior year quarter. The increase in professional fees over prior year is primarily due to increases in attorney fees, audit fees, expenses related to Sarbanes-Oxley compliance and Holding Company franchise tax expense. Marketing expense increased 24% to $614,000 during the first quarter 2005 over the prior year quarter and reflects marketing initiatives related to our Gold Coast office as well as receptions and events at our existing offices. Insurance expense increased 22% during the first quarter 2005 over the prior year quarter due primarily added costs that result from the growth of our Company and increased costs in the insurance marketplace.

During the first three months of 2005, we amortized $42,000 in intangible assets related to our acquisition of a controlling interest in Lodestar, compared to the same amount in the first quarter 2004.

Minority Interest Expense

On December 30, 2002, The PrivateBank - Chicago acquired an 80% controlling interest in Lodestar. The Company records its 20% non-controlling interest in Lodestar related to Lodestar’s results of operations, in minority interest expense on the consolidated statement of income. For the quarters ended March 31, 2005 and 2004, we recorded $76,000 and $67,000 of minority interest expense respectively.

  Income Taxes

The following table shows our income before income taxes, applicable income taxes and effective tax rate for the three months ended March 31, 2005 and 2004, respectively (in thousands):

	Three months ended March 31,
	2005	2004
Income before taxes	$11,363	$8,531
Income tax provision	3,557	2,581
Effective tax rate	31.3%	30.3%

The effective income tax rate varies from statutory rates principally due to certain interest income, which is tax-exempt for federal or state purposes, and certain expenses, which are disallowed for tax purposes. Growth in income before taxes for the first quarter 2005 was 33.2% as compared to the first quarter 2004. However, income from federally tax-exempt investment securities increased by 5.1% during the first quarter 2005 versus the first quarter 2004. The average balance of federally tax-exempt investment securities was $203.1 million at March 31, 2005 compared to $198.6 million at March 31, 2004, an increase of 2.3%. As a result, our effective tax rate has increased from 30.3% to 31.3%. We expect our effective tax rate to continue to increase if the growth in federally tax-exempt income does not keep pace with the growth in income before taxes.

Operating Segments Results

As described in Note 5 to the consolidated financial statements included in this report, the Company’s operations consist of four primary business segments: The PrivateBank - Chicago, The PrivateBank - St. Louis (including The PrivateBank - Wisconsin), Wealth Management and Holding Company Activities.

The profitability of The PrivateBank - Chicago is primarily dependent on the net interest income, provision for loan losses, non-interest income and non-interest expense. Net income for The PrivateBank - Chicago for the three months ended March 31, 2005 increased 35% to $7.9 million from $5.9 million at March 31, 2004. The growth in net income for the period resulted from improvements in net interest income, which was driven by increases in loans and investments. Improvement in net interest income and non-interest income for the three months ended March 31, 2005 more than offset increases in operating expenses associated with continued growth of The PrivateBank - Chicago as compared to the same period in 2004. Net interest income for The PrivateBank - Chicago for the three months ended March 31, 2005 increased to $18.1 million from $14.9 million, or 21%, primarily due to growth in earning assets.

Total loans at The PrivateBank - Chicago increased by 27%, or $324.2 million, to $1.5 billion at March 31, 2005 as compared to total loans of $1.2 billion at March 31, 2004. The majority of the loan growth for the three months ended March 31, 2005 occurred in the commercial and industrial loan category. Total deposits increased by 20% to $1.8 billion at March 31, 2005, from $1.5 billion at March 31, 2004. Growth in savings deposits and money market deposits accounted for the majority of the deposit growth. Brokered deposits were $328.1 million at March 31, 2005 compared to $388.8 million in the prior year, a decrease of 16%.

Net income for The PrivateBank - St. Louis for the three months ended March 31, 2005 increased 14% to $621,000 as compared to $543,000 in the prior year period. This growth in net income resulted primarily from increases in net interest income. Non-interest expense for this segment includes $372,000 of expenses related to The PrivateBank - Wisconsin. For the quarter, The PrivateBank - Wisconsin generated a net loss of $270,000. Net interest income for The PrivateBank - St. Louis for the three months ended March 31, 2005 increased to $2.4 million from $1.6 million in the prior year period, an increase of 47%, primarily due to growth in earning assets.

Total loans at The PrivateBank - St. Louis increased 39% to $226.1 million at March 31, 2005 from $162.5 million at March 31, 2004, due primarily to growth in construction and commercial real estate loans categories. Commercial loans also contributed to the increase in loans, but to a lesser extent. Total deposits increased by $78.8 million to $238.0 million at March 31, 2005 from $159.2 million at March 31, 2004. The majority of the deposit growth at The PrivateBank - St. Louis was due to increased money market, jumbo certificates of deposit and non-interest bearing deposits during the three months ended March 31, 2005 as compared to the prior year period. Brokered deposits were $59.3 million at March 31, 2005, an increase of $22.1 million since March 31, 2004.

Wealth management includes investment management, personal trust and estate services, custodial services, retirement accounts and brokerage and investment services. Wealth management assets under management increased by $159.1 million to $1.7 billion at March 31, 2005, as compared to $1.6 billion at March 31, 2004, due primarily to the improvement in the equity markets and increases in net new business. Wealth management fee revenue was $2.3 million for the three months ended March 31, 2005, compared to $2.0 million for the three months ended March 31, 2004.

Holding Company Activities consist of parent company only matters. The Holding Company’s most significant assets are its net investments in its two banking subsidiaries, The PrivateBank - Chicago, The PrivateBank - St. Louis, and its mortgage banking subsidiary, The PrivateBank Mortgage Company, which was formed as a result of the Company’s acquisition of Corley Financial on June 15, 2004. Holding Company Activities are reflected primarily by interest expense on borrowings and operating expenses of the parent company. Recurring holding company operating expenses consist primarily of compensation (amortization of restricted stock awards, other salary expense) and miscellaneous professional fees.

The Holding Company Activities segment reported a net loss of $1.1 million for the three months ended March 31, 2005 as compared to a net loss of $819,000 for the three months March 31, 2004. The increase in net loss for 2005 as compared to prior year period reflects a 31% increase in non-interest expense, primarily resulting from increases in the amortization of restricted share grants and increases in professional fees.

  FINANCIAL CONDITION

  Total Assets

Total assets increased to $2.6 billion at March 31, 2005, an increase of $65.9 million, or 3% over total assets of $2.5 billion at December 31, 2004, and an increase of $462.6 million, or 22% over total assets of $2.1 billion at March 31, 2004. The balance sheet growth during the three months ended March 31, 2005 was accomplished mainly through loan growth throughout the Company. The growth in assets was funded primarily through core deposit growth and increases in FHLB advances.

  Loans

Total loans increased to $1.7 billion, an increase of $76.5 million, or 5%, from $1.6 billion at December 31, 2004 and an increase of $385.2 million, or 29%, from $1.3 billion at March 31, 2004.

Loan growth since December 31, 2004 has occurred primarily in the construction, commercial and residential real estate loan categories. During the first quarter 2005, The PrivateBank - St. Louis had loan growth of $16.8 million, or 10%, since December 31, 2004, including $3.5 million in loans from The PrivateBank - Wisconsin. The remaining $59.7 million of loan growth during the first three months of 2005 is primarily attributable to The PrivateBank - Chicago.

The following table sets forth the composition of our loan portfolio net of unearned discount by category (in thousands) at the following dates:

	March 31, 2005	December 31, 2004	March 31, 2004
Loans
Commercial real estate	$ 858,769	$855,396	$ 679,698
Commercial	297,684	285,336	208,441
Residential real estate	101,720	90,590	83,785
Personal (1)	92,912	83,746	73,949
Home Equity	121,635	119,115	101,973
Construction	257,162	219,180	196,860
Total loans, net of unearned discount	$1,729,882	$1,653,363	$1,344,706

(1)	Includes overdraft lines.

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

We maintain an allowance for loan losses sufficient to absorb credit losses inherent in our loan portfolio. The allowance for loan losses represents our estimate of probable losses in the portfolio at each balance sheet date and is supported by all available and relevant information. The allowance contains provisions for probable losses that have been identified relating to specific borrowing relationships, as well as probable losses inherent in the loan portfolio and credit undertakings that are not specifically identified. Management’s application of the methodology for determining the allowance for loan losses resulted in an allowance for loan losses of $19.9 million at March 31, 2005 compared with $19.0 million at December 31, 2004, primarily reflecting growth in the loan portfolio during the first three months of 2005. We believe that the allowance for loan losses is adequate to provide for estimated probable credit losses inherent in our loan portfolio.

Asset quality trends continue to be positive. The allowance for loan losses as a percentage of total loans was 1.15% at March 31, 2005, unchanged from December 31, 2004 and 1.23% at March 31, 2004. Net recoveries totaled $60,000 for the three months ended March 31, 2005 versus net recoveries of $103,000 in the year earlier period. The provision for loan losses was $902,000 for the three months ended March 31, 2005, versus $1.3 million for the three months ended March 31, 2004.

Following is a summary of changes in the allowance for loan losses for the three months ended March 31, 2005 and 2004 (in thousands):

	2005	2004
Balance, January 1	$18,986	$15,100
Provisions charged to earnings	902	1,326
Loans charged-off, net of recoveries	60	103
Balance, March 31	$19,948	$16,529

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

The portion of the provision related to the specific component of the reserve was approximately $2,400 during the first three months of 2005 after giving effect to $60,000 in recoveries during the period. The specific component of the reserve consists of individual credit relationships that have been allocated specifically identified reserves based on an impairment analysis performed on a specific credit basis.  The specific component of the reserve totaled $1.7 million at March 31, 2005.

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

The portion of the provision related to the allocated inherent component of the reserve was $853,000 during the first three months of 2005. The increase in the allocated portion of the reserve reflects higher loan volumes in every category, particularly construction, commercial, and residential real estate loans. The balance of the allocated inherent component of the reserve was $16.5 million at March 31, 2005.

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

The portion of the provision related to the unallocated inherent component of the reserve was $47,000 for the first three months of 2005. The balance of the unallocated inherent component of the reserve was $1.7 million at March 31, 2005.

Nonperforming Loans

The following table classifies our non-performing loans as of the dates shown:

	3/31/05	12/31/04	9/30/04	6/30/04	3/31/04
	(dollars in thousands)
Nonaccrual loans	$ 1,448	$ 1,090	$ 797	$ 151	$ 131
Loans past due 90 days or more	1,335	1,438	1,638	644	715
Total nonperforming loans	2,783	2,528	2,435	795	846
Total nonperforming assets	$2,783	$2,528	$2,435	$ 795	$ 846
Total nonaccrual loans to total loans	0.08%	0.07%	0.05%	0.01%	0.01%
Total nonperforming loans to total loans	0.16%	0.15%	0.17%	0.06%	0.06%
Total nonperforming assets to total assets	0.11%	0.10%	0.10%	0.04%	0.04%

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

Nonaccrual loans were $1.4 million at March 31, 2005 as compared to $1.1 million at December 31, 2004 and $131,000 at March 31, 2004. Nonaccrual loans increased by $358,000 since December 31, 2004 primarily due to a single commercial real estate credit. Loans delinquent over 90 days decreased by $103,000 since December 31, 2004 to $1.3 million.

  Investment Securities

The amortized cost and the estimated fair value of securities at March 31, 2005 and December 31, 2004, were as follows (in thousands):

	Investment Securities — Available-for-Sale
	March 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agency mortgage backed securities and collateralized mortgage obligations	$354,341	$ 2,501	$ (2,903)	$353,939
Corporate collateralized mortgage obligations	595	—	—	595
Tax exempt municipal securities	203,795	9,390	(104)	213,081
Taxable municipal securities	3,840	—	(1)	3,839
Federal Home Loan Bank stock	188,229	—	—	188,229
Other	4,827	407	—	5,234
Total	$755,627	$12,298	$ (3,008)	$764,917

	Investment Securities — Available-for-Sale
	December 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agency mortgage backed securities and collateralized mortgage obligations	$331,115	$ 3,690	$(1,755)	$333,050
Corporate collateralized mortgage obligations	1,843	—	—	1,843
Tax exempt municipal securities	203,102	9,270	(162)	212,210
Taxable municipal securities	3,841	21	—	3,862
Federal Home Loan Bank stock	208,096	—	—	208,096
Other	4,516	408	—	4,924
Total	$752,513	$13,389	$(1,917)	$763,985

All securities are classified as available-for-sale and may be utilized as part of our asset/liability management strategy in response to changes in interest rates, liquidity needs or significant prepayment risk. Available-for-sale securities are carried at fair value, with related unrealized net gains or losses, net of deferred income taxes, recorded as an adjustment to equity capital. At March 31, 2005, reported stockholders’ equity reflected unrealized securities gains net of tax of $5.7 million, a decline of $1.3 million from $7.1 million at December 31, 2004.

Securities available-for-sale remained flat with the prior quarter at $764.9 million at March 31, 2005. U. S. government agency mortgage backed securities and collateral mortgage obligations increased by $20.9 million at March 31, 2005 as compared to year-end due to purchases during the quarter. During the first quarter 2005, we redeemed $20.0 million in FHLB (Chicago) Stock at par, bringing our investment in FHLB (Chicago) to $187.0 million at March 31, 2005 from $208.1 million at December 31, 2004. The FHLB (Chicago) paid a 6.5% (annualized) dividend during the first quarter 2004 and a 6.0% dividend in the second, third and fourth quarters of 2004. The FHLB (Chicago) paid an annualized dividend of 5.5% in the first quarter 2005, and recently announced that the second quarter 2005 dividend will remain at 5.5%. The decrease in the dividend received from the FHLB (Chicago) adversely impacts our net interest margin; during the first quarter 2005, dividends received on our investment in FHLB (Chicago) stock represented $2.9 million, or 8.3%, of our interest income for the quarter. Due to continued strong loan growth and to take advantage of other earning asset opportunities, the Company redeemed another $20.0 million of its FHLB (Chicago) Stock investment on April 14, 2005, reducing the investment to $167.0 million.

  Deposits and Funds Borrowed

The following table presents the balances of deposits by category and each category as a percentage of total deposits at March 31, 2005 and December 31, 2004:

	March 31,		December 31,
	2005		2004
	Balance	Percent of Total	Balance	Percent of Total
	(dollars in thousands)
Non-interest bearing demand	$ 173,558	9%	$ 165,170	9%
Savings	16,993	1%	17,067	1%
Interest-bearing demand	100,598	5%	106,846	6%
Money market	999,883	50%	837,096	45%
Brokered deposits	387,367	19%	423,147	22%
Other time deposits	324,840	16%	323,309	17%
Total deposits	$2,003,239	100%	$1,872,635	100%

Total deposits of $2.0 billion at March 31, 2005 represent an increase of $130.6 million or 7% as compared to total deposits of $1.9 billion as of December 31, 2004. Core deposit growth, which represents total deposits less brokered deposits, exceeded loan growth, with core deposits increasing 35% over the past four quarters. Non-interest-bearing demand deposits increased by 5% to $173.6 million at March 31, 2005 as compared to $165.2 million at December 31, 2004. Savings deposits at March 31, 2005 remained even with December 31, 2004 levels at $17.0 million. Interest-bearing demand deposits decreased 6% to $100.6 million as compared to $106.8 million at December 31, 2004. Money market accounts increased by $162.8 million, or 19%, to $999.9 million at March 31, 2005 as compared to $837.1 million at December 31, 2004. The growth in our money market deposits primarily results from growth in money market account relationships of $5.0 million or greater which has been an area of strategic focus, and are priced at a spread to the prime rate of interest. Brokered deposits decreased by 8% or $35.8 million to $387.4 million at March 31, 2005 as compared to $423.1 million at December 31, 2004. Other time deposits increased by approximately $1.5 million to $324.8 million as compared to $323.3 million at year-end 2004.

We continue to utilize brokered deposits as a source of funding for growth in the loan and investment portfolios. Our brokered deposits to total deposits ratio was 19% at March 31, 2005 compared to 22% at December 31, 2004. We have issued certain brokered deposits that include call option provisions, which provide us with the opportunity to repay the certificates of deposit on a specified date prior to the contractual maturity date.

As of March 31, 2005, we held three outstanding brokered deposits containing unexercised call provisions. We have brokered deposits with eight different brokers and we receive periodic information from other brokers regarding potential deposits. The scheduled maturities of brokered deposits, net of unamortized prepaid broker commissions, as of March 31, 2005, for the remaining 2005 quarters and the fiscal years 2006 through 2009 and thereafter, are as follows:

Scheduled Maturities of Brokered Deposits
net of unamortized prepaid brokered commissions
at March 31, 2005
Maturity Date	Rate (1)	3/31/2005
2nd quarter 2005	2.42%	43,779
3rd quarter 2005	2.60%	35,940
4th quarter 2005	2.59%	41,712
2006	2.78%	72,761
2007	3.68%	45,766
2008	3.47%	22,005
2009	4.22%	24,350
Thereafter (2)	4.99%	103,251
Unamortized prepaid broker commissions		(2,197)
Total brokered deposits, net of unamortized prepaid broker commissions		$387,367

(1)	Represents the all-in rate of each brokered deposit together with the impact of prepaid brokered deposit commissions.
(2)
This category contains three callable brokered deposits: 1) $3.6 million with a maturity of 11/19/12 and a call date of 5/19/2005; 2) $10.0 million with a maturity of 12/17/14 and a call date of 6/17/05; 3) $7.5 million with a maturity of 12/30/24 and a call date of 6/30/05.

Membership in the FHLB System gives us the ability to borrow funds from the FHLB (Chicago) and from the FHLB (Des Moines) under a variety of programs. We have periodically used the services of the FHLB for funding needs and other correspondent services.

During the first quarter of 2005, our reliance on FHLB borrowings as a funding source increased by $35.6 million from December 31, 2004. FHLB borrowings totaled $284.9 million at March 31, 2005 compared to $231.2 million at March 31, 2004 and $249.3 million at December 31, 2004. The FHLB requires us to pledge collateral in connection with obtaining FHLB advances. Our pledged collateral consists of residential real estate loans and certain qualifying multi-family loans and investment securities.

A summary of all funds borrowed and outstanding at March 31, 2005, December 31, 2004 and March 31, 2004 is presented in the tables below:

Long Term Funds Borrowed:	Current Rate	Maturity	3/31/2005
FHLB fixed advance	4.25%	12/28/2009	$ 11,500
FHLB fixed advance	3.87%	12/23/2009	1,080
FHLB fixed advance	4.08%	2/2/2009	15,000
FHLB fixed advance	3.80%	1/25/2009	1,600
FHLB fixed advance	3.67%	9/29/2008	25,000
FHLB fixed advance	2.61%	12/13/2007	2,000
FHLB prepayable LIBOR fixed advanced	2.86%	1/31/2007	10,000
FHLB fixed advance	3.41%	1/25/2007	1,500
FHLB fixed advance	2.58%	12/8/2006	25,000
FHLB fixed advance	3.26%	11/16/2006	1,000
FHLB fixed advance	2.87%	11/14/2006	25,000
FHLB fixed advance	2.43%	7/17/2006	1,000
FHLB fixed advance	3.04%	7/17/2006	2,850
Total long-term funds borrowed			$ 122,530

Short term funds borrowed:
FHLB fixed advance	3.72%	3/31/2006	5,000
FHLB prepayable LIBOR fixed advanced	3.05%	3/6/2006	25,000
FHLB fixed advance	3.07%	3/6/2006	3,000
FHLB fixed advance	2.97%	1/25/2006	4,700
FHLB fixed advance	2.12%	1/17/2006	2,000
FHLB fixed advance	3.28%	1/13/2006	1,000
FHLB fixed advance	2.28%	1/3/2006	10,000
FHLB fixed advance	2.83%	11/8/2005	2,000
FHLB fixed advance	2.31%	11/7/2005	2,000
FHLB fixed advance	2.52%	10/25/2005	2,000
FHLB fixed advance (1)	6.50%	10/24/2005	25,192
FHLB fixed advance	2.40%	9/6/2005	5,000
FHLB fixed advance	1.69%	8/17/2005	25,000
FHLB fixed advance	1.83%	7/15/2005	3,000
FHLB fixed advance	1.91%	6/15/2005	7,000
FHLB fixed advance	1.96%	6/15/2005	25,000
FHLB fixed advance	1.95%	5/9/2005	2,000
FHLB open line of credit	3.15%	daily	13,500
Federal funds purchased	2.94%	daily	46,050
Demand repurchase agreements (2)	0.90%	daily	9,765

Total short-term funds borrowed			218,207
Total Funds borrowed			$340,737

(1)	This FHLB advance is subject to a fair value hedge utilizing an interest rate swap with a fair value of $1.1 million at March 31, 2005. The contractual par amount on the advance is $25.0 million.
(2)
Demand repurchase agreements are a form of retail repurchase agreements offered to certain clients of The PrivateBank - Chicago and The PrivateBank - St. Louis. Funds are swept each business day from the client’s demand deposit account. These amounts are not deposits and are not insured, but are secured by a pool of securities pledged specifically for this purpose.

Long Term Funds Borrowed:	Current Rate	Maturity	12/31/2004
FHLB fixed advance	3.87%	12/23/2009	$ 1,080
FHLB fixed advance	4.25%	12/28/2009	11,500
FHLB fixed advance	3.67%	9/29/2008	25,000
FHLB fixed advance	2.61%	12/13/2007	2,000
FHLB prepayable LIBOR fixed advance	2.58%	12/8/2006	25,000
FHLB fixed advance	3.26%	11/16/2006	1,000
FHLB fixed advance	2.87%	11/14/2006	25,000
FHLB fixed advance	2.43%	7/17/2006	1,000
FHLB fixed advance	3.04%	6/23/2006	2,850
FHLB fixed advance	2.12%	1/17/2006	2,000
FHLB fixed advance	2.28%	1/3/2006	10,000
Total Long Term Funds Borrowed			$106,430

Short Term Funds Borrowed
FHLB fixed advance	2.83%	11/8/2005	$ 2,000
FHLB fixed advance	2.31%	11/7/2005	2,000
FHLB fixed advance	2.52%	10/25/2005	2,000
FHLB fixed advance (1)	6.50%	10/24/2005	25,366
FHLB fixed advance	2.40%	9/6/2005	5,000
FHLB fixed advance	1.69%	8/17/2005	25,000
FHLB fixed advance	1.83%	7/15/2005	3,000
FHLB fixed advance	1.91%	6/15/2005	7,000
FHLB fixed advance	1.96%	6/15/2005	25,000
FHLB fixed advance	1.95%	5/9/2005	2,000
FHLB fixed advance	1.55%	1/31/2005	25,000
FHLB fixed advance	1.45%	1/13/2005	1,000
FHLB Open line of credit	2.47%	Daily	18,500
Federal funds purchased	2.40%	Daily	160,000
Demand repurchase agreements (2)	0.90%	Daily	5,223

Total Short Term Funds Borrowed			$308,089
Total funds borrowed			$414,519

(1) This FHLB advance is subject to a fair value hedge utilizing an interest rate swap with a fair value of $2.0 million at December 31, 2004. The contractual par amount on the advance is $25.0 million.
(2) Demand repurchase agreements are a form of retail repurchase agreements offered to certain clients of The PrivateBank - Chicago and The PrivateBank - St. Louis. Funds are swept each business day from the client’s demand deposit account. These amounts are not deposits and are not insured, but are secured by a pool of securities pledged specifically for this purpose.

Long Term Funds Borrowed:	Current Rate	Maturity	3/31/2004
FHLB fixed advance (1)	4.16%	09/04/2007	25,000
FHLB fixed advance	2.87%	11/14/2006	25,000
FHLB fixed advance	2.43%	07/17/2006	1,000
FHLB fixed advance	2.12%	01/17/2006	2,000
FHLB fixed advance	2.28%	01/03/2006	10,000
FHLB fixed advance	2.31%	11/07/2005	2,000
FHLB fixed advance (2)	6.50%	10/24/2005	26,213
FHLB fixed advance	2.40%	09/06/2005	5,000
FHLB fixed advance	1.69%	08/17/2005	25,000
FHLB fixed advance	1.83%	07/15/2005	3,000
FHLB fixed advance	1.91%	06/15/2005	7,000
FHLB fixed advance	1.96%	06/15/2005	25,000
FHLB fixed advance	1.95%	05/09/2005	2,000
FHLB fixed advance	1.55%	01/30/2005	25,000
FHLB fixed advance	1.45%	01/13/2005	1,000
Total long-term funds borrowed			184,213

Short term funds borrowed:
FHLB fixed advance	1.59%	12/15/2004	10,000
FHLB fixed advance	1.56%	12/13/2004	2,000
FHLB fixed advance	1.56%	11/16/2004	5,000
FHLB fixed advance	1.74%	11/08/2004	3,000
FHLB fixed advance	1.57%	10/25/2004	2,000
FHLB fixed advance	1.31%	10/20/2004	25,000
Federal funds purchased	1.11%	daily	47,000
Demand repurchase agreements (3)	0.90%	daily	19,324

Total short-term funds borrowed			113,324
Total Funds borrowed			$297,537

(1) The Company has the right to cancel this advance after one year and semi-annually thereafter with 5-business day written notice.
(2) This FHLB advance is subject to a fair value hedge utilizing an interest rate swap with a fair value of $2.0 million at March 31, 2004. The contractual par amount on the advance is $25.0 million.
(3) Demand repurchase agreements are a form of retail repurchase agreements offered to certain clients of The PrivateBank - Chicago. Funds are swept each business day from the client’s demand deposit account. These amounts are not deposits and are not insured, but are secured by a pool of securities pledged specifically for this purpose.

The Company has a $40.0 million revolving credit facility with a commercial bank, which was originally entered into in February 2000 and currently has a zero outstanding balance. On July 30, 2003, the outstanding balance on the line of credit was paid in full using proceeds from the common stock offering completed on July 30, 2003. The revolving credit facility was amended on December 1, 2004 to extend the maturity to December 1, 2005. The interest rate on any borrowings under this revolving line resets quarterly, and is based on, at our option, either the lender’s prime or three-month LIBOR plus 120 basis points with a floor of 3.50%. The Company plans to utilize a portion of the availability on the revolving credit facility to fund the purchase of Bloomfield Hills Bancorp. The remainder of the cash required to complete the acquisition will be generated from cash reserves and a planned issuance of pooled trust preferred securities.

  Capital Resources

Stockholders’ equity rose to $200.4 million at March 31, 2005, an increase of $6.3 million from December 31, 2004 stockholders’ equity of $194.1 million, due primarily to year-to-date 2005 net income of $7.8 million, which was partially offset by a decrease of $1.3 million related to the fair value of securities classified as available-for-sale, net of income taxes.

At March 31, 2005, $20.0 million of our outstanding trust-preferred securities were treated as Tier 1 capital. The Company and its banking subsidiaries are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors, and the regulators can lower classifications in certain areas. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements.

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

The following table sets forth our consolidated regulatory capital amounts and ratios as of March 31, 2005 and 2004, and December 31, 2004:

	March 31,						December 31,
	2005			2004			2004
	Capital	“Well-capital-ized” Standard	Excess/ (Deficit) Capital	Capital	“Well-capital-ized” Standard	Excess/ (Deficit) Capital	Capital	“Well-capital-ized” Standard	Excess/ (Deficit) Capital
Dollar basis:
Tier 1 leverage capital	$191,954	$126,251	$65,703	$161,698	$100,629	$61,069	$184,184	$119,439	$64,745
Tier 1 risk-based capital	191,954	114,808	77,146	161,698	88,090	73,608	184,184	107,941	76,243
Total risk-based capital	211,902	191,347	20,555	178,227	146,816	31,411	203,170	179,902	23,269
Percentage basis:
Leverage ratio	7.61%	5.00%		8.03%	5.00%		7.71%	5.00%
Tier 1 risk-based capital ratio	10.03	6.00		11.01	6.00		10.24	6.00
Total risk-based capital ratio	11.07	10.00		12.14	10.00		11.29	10.00
Total equity to total assets	7.70			8.14			7.65

To be considered “well-capitalized,” an entity must maintain a leverage ratio of at least 5.0%, a Tier 1 risk-based capital ratio of at least 6.0%, and a total risk-based capital ratio of at least 10.0%. To be “adequately capitalized,” a bank must maintain a leverage ratio of at least 4.0%, a Tier 1 risk-based capital ratio of at least 4.0%, and a total risk-based capital ratio of at least 8.0%. March 31, 2005, the Company and each of the banking subsidiaries exceeded the minimum levels of all regulatory capital requirements, and were considered “well-capitalized” under regulatory standards.

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

Net cash provided by operations was $7.9 million in the three months ended March 31, 2005 compared to net cash used by operations of $132,000 in the prior year period. The net cash provided during the three months ended March 31, 2005 was impacted by the growth and timing of receipts of interest and cash settlement payments. Net cash outflows from investing activities were $79.8 million in the first three months of 2005 compared to a net cash outflow of $142.3 million in the prior year period. Cash inflows from financing activities in the first three months of 2005 were $56.3 million compared to a net inflow of $153.6 million in the first three months of 2004.

In the event of short-term liquidity needs, our banking subsidiaries may purchase federal funds from correspondent banks and our investment portfolio can be used as a source of liquidity. Additionally, membership in the FHLB System gives the banking subsidiaries the ability to borrow funds from the FHLB for short- or long-term purposes under a variety of programs.

Subject to the waiver of the required notice period upon redemption, our investment in FHLB stock is a source of liquidity for us. At March 31, 2005, we owned $188.2 million of FHLB stock, $187.0 million of which is stock of the FHLB (Chicago). We can elect at any time to redeem FHLB stock at par back to the FHLB, excluding the required FHLB stock minimum that needs to be maintained in order to support existing FHLB advances. We are required to maintain a ratio of 20:1 of FHLB borrowings to FHLB stock. As of March 31, 2005, we had $284.9 million dollars in advances from the FHLB ($263.9 million from the FHLB (Chicago) and $21.0 million from the FHLB (Des Moines)). We were required to hold $14.2 million in FHLB stock at March 31, 2005 and the remaining $174.0 million of FHLB stock can be redeemed. FHLB has communicated to us that a substantial amount of stock can be redeemed immediately upon a request by us, however, FHLB can legally require six months advance notice of the stock sale before the stock is actually liquidated for cash at its par value. Alternatively, FHLB can redeem, at any time, any FHLB stock we own, in excess of the required minimum. The Company has redeemed $40.0 million in FHLB (Chicago) stock during 2005; $20.0 million was redeemed in the first quarter 2005 and an additional $20.0 million was redeemed in April 2005.

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

On February 10, 2005, a three-year business and capital management plan for the FHLB (Chicago) was accepted by its regulator, fulfilling a key requirement of the bank’s written agreement. Under the plan, the bank committed to reduce the amount of excess, or “voluntary”, stock owned by its member financial institutions, measured as a percentage of regulatory capital. As of December 31, 2004, about $2.75 billion of the bank’s capital stock, or 58%, was held by its members voluntarily, beyond the amount they were required to hold as a condition of membership. The business plan calls for that percentage to be gradually reduced to 43% or less by the end of 2007. The bank has also committed to adopt a new dividend policy requiring its dividend payout ratio in a given quarter not to exceed 90% of its Adjusted Core Net Income for that quarter. While the written agreement remains in effect, the payment of quarterly dividends of greater than 5.5% on an annualized basis will require regulatory approval.

The Company continues to closely monitor the situation at the FHLB (Chicago) and continues to believe the FHLB (Chicago) stock is a prudent investment for the Company; the Company expects to continue to gradually reduce the size of this investment over the next few quarters. In the event the FHLB (Chicago) substantially reduces the dividend payable on its stock, our interest income and, accordingly, our earnings, may be adversely affected. During the first quarter 2005, dividends received on our investment in FHLB (Chicago) stock represented $2.9 million, or 8.3% of our interest income for the quarter.

Our asset/liability policy currently limits our use of brokered deposits to levels no more than 40% of total deposits. As a result of substantial growth in our core deposits, brokered deposits have decreased to 19% of total deposits at March 31, 2005 compared to 26% of total deposits at March 31, 2004. We do not expect our 40% threshold limitation to limit our ability to implement our growth plan.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

  Risk Management

We are exposed to market risk from changes in interest rates that could affect our results of operations and financial condition. We manage our exposure to these market risks through our regular operating and financing activities. We attempt to manage this risk by focusing on adjustable rate or short duration loans, by growing our core deposit base and by laddering the maturities of our wholesale funding. Also, we have made selective use of derivative financial instruments.

One of two interest rate swaps we have entered into is designated as a fair value hedge of a fixed rate $25.0 million advance from the FHLB (Chicago). We entered into this interest rate swap transaction in 2001 and we agreed to receive a fixed rate in exchange for payment of a 3-month LIBOR floating rate based on an agreed-upon notional amount of $25.0 million. The fair value of the interest rate swap was $438,000 at March 31, 2005, a decrease of $284,000 as compared to December 31, 2004.

The Company entered into a $25.0 million interest rate swap during the third quarter of 2002, swapping the 10-year treasury rate for 3-month LIBOR to serve as an economic hedge of a portion of the Company’s available-for-sale municipal bond securities portfolio. The March 31, 2005 fair market value adjustment on this swap resulted in the trading gain of $479,000 for the three months ended March 31, 2005, with a corresponding reduction of the derivative liability. This swap does not qualify for hedge accounting treatment pursuant to SFAS No. 133 (“Accounting for Derivative Instruments and Hedging Activities”) and, accordingly, changes in the fair value of the swap are reported in other non-interest income. At March 31, 2005, the carrying value of the trading swap was a liability of $759,000.

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

We have structured our assets and liabilities to mitigate the risk of either a rising or falling interest rate environment. We manage our gap position at the one-year horizon. Depending upon our assessment of economic factors such as the magnitude and direction of projected interest rates over the short- and long-term, we generally operate within guidelines set by our asset/liability management policy and attempt to maximize our returns within an acceptable degree of risk. Our policy states that we shall maintain a rate-sensitive assets to rate-sensitive liabilities position at the one-year horizon between 70% and 130%. Our position at March 31, 2005 was 97% as compared to 93% at December 31, 2004 and was within the guidelines of our policy. We have continued to maintain our gap position set by our policy guidelines and expect to continue to operate in this manner as long as the general rate structure of the economy and our business opportunities remain consistent. Therefore, generally speaking, a short-term rise in interest rates will positively impact our earnings, while a short-term drop in interest rates would negatively impact our earnings.

Interest rate changes do not affect all categories of assets and liabilities equally or simultaneously. There are other factors that are difficult to measure and predict that would influence the effect of interest rate fluctuations on our income statement. For example, a rapid drop in interest rates might cause our loans to repay at a more rapid pace and certain mortgage-related investments to prepay more quickly than projected. This could mitigate some of the benefits of falling rates that are expected when negatively gapped. Conversely, a rapid rise in rates could give us an opportunity to increase our margins and stifle the rate of repayment on our mortgage-related loans, which would increase our returns. The following tables illustrate our estimated interest rate sensitivity and periodic and cumulative gap positions calculated as of March 31, 2005 and December 31, 2004:

	March 31, 2005 Time to Maturity or Repricing
	0-90 days	91-365 days	1-5 years	Over 5 years	Total
	(dollars in thousands)
Interest-Earning Assets
Net loans	$1,242,089	$124,996	$328,261	$ 23,266	$1,718,612
Investments	41,481	47,933	277,557	209,716	576,687
FHLB stock	188,230	--	--	--	188,230
Federal funds sold	4,018	--	--	--	4,018
Total interest-earning assets	$1,475,818	$172,929	$605,818	$232,982	$2,487,547
Interest-Bearing Liabilities
Interest-bearing demand deposits	$ --	$ --	$ --	$100,598	$ 100,598
Savings deposits	16,993	--	--	--	16,993
Money market deposits	999,883	--	--	--	999,883
Time deposits	118,132	146,253	59,820	635	324,840
Brokered deposits	61,715	121,249	141,909	62,494	387,367
Funds borrowed	128,316	109,700	122,721	--	360,737
Total interest-bearing liabilities	$1,325,039	$377,202	$324,450	$163,727	$2,190,418
Cumulative
Rate sensitive assets (RSA)	1,475,818	1,648,747	2,254,565	2,487,547
Rate sensitive liabilities (RSL)	1,325,039	1,702,241	2,026,691	2,190,418
GAP (GAP=RSA-RSL)	150,779	(53,494)	227,874	297,129
RSA/RSL	111.38%	96.86%	111.24%	113.56%
RSA/Total assets	56.73%	63.38%	86.67%	95.62%
RSL/Total assets	50.94%	65.43%	77.91%	84.20%
GAP/Total assets	5.80%	-2.06%	8.76%	11.42%
GAP/Total RSA	6.06%	-2.15%	9.16%	11.94%

	December 31, 2004 Time to Maturity or Repricing
	0-90 days	91-365 days	1-5 years	Over 5 years	Total
	(dollars in thousands)
Interest-Earning Assets
Net loans	$1,153,297	$131,784	$334,648	$21,849	$1,641,578
Investments	41,421	51,244	251,006	235,826	579,497
FHLB stock	208,096	—	—	—	208,096
Federal funds sold	47	—	—	—	47
Total interest-earning assets	$1,402,861	$183,028	$585,654	$257,675	$ 2,429,218
Interest-Bearing Liabilities
Interest-bearing demand deposits	$—	$—	$—	$106,846	$106,846
Savings deposits	17,067	—	—	—	17,067
Money market deposits	837,096	—	—	—	837,096
Time deposits	118,313	149,987	54,606	405	323,311
Brokered deposits	130,749	113,931	120,466	58,001	423,147
Funds borrowed	234,723	103,366	96,430	—	434,519
Total interest-bearing liabilities	$1,337,948	$367,284	$271,502	$165,252	$2,141,986
Cumulative
Rate sensitive assets (RSA)	$1,402,861	$1,585,889	$2,171,543	$2,429,218
Rate sensitive liabilities (RSL)	1,337,948	1,705,232	1,976,734	2,141,986
GAP (GAP=RSA-RSL)	64,913	(119,343)	194,809	287,232
RSA/RSL	104.85%	93.00%	109.86%	113.41%
RSA/Total assets	55.41%	62.64%	85.78%	95.95%
RSL/Total assets	52.85%	67.36%	78.08%	84.61%
GAP/Total assets	2.56%	-4.71%	7.69%	11.35%
GAP/Total RSA	2.67%	-4.91%	8.02%	11.82%

The following table shows the impact of immediate 200 and 100 basis point changes in interest rates as of March 31, 2005 and December 31, 2004. The effects are determined through the use of a simulation model based on our interest-earning asset and interest-bearing liability portfolios, assuming the size of these portfolios remains constant from the balance sheet date throughout the one-year measurement period. The simulation assumes that assets and liabilities accrue interest on their current pricing basis. Assets and liabilities then reprice based on their terms and remain at that interest rate through the end of the measurement period. The model attempts to illustrate the potential change in net interest income if the foregoing occurred.

	March 31, 2005				December 31, 2004
	-200 Basis Points	-100 Basis Points	+100 Basis Points	+200 Basis Points	-200 Basis Points	-100 Basis Points	+100 Basis Points	+100 Basis Points
Percentage change in net interest income due to an immediate 100 and 200 basis point change in interest rates over a one-year time horizon	-6.0%	-2.2%	2.6%	5.8%	-3.7%	-1.0%	1.3%	3.4%

This table shows that if there had been an instantaneous parallel shift in the yield curve of -100 basis points on March 31, 2005, net interest income would decrease by 2.2% over a one-year period. The measurement of a -200 basis point instantaneous parallel shift in the yield curve at March 31, 2005 would result in a decline in net interest income of 6.0% over a one-year period versus a decline of 3.7% at December 31, 2004. At December 31, 2004, if there had been an instantaneous parallel shift in the yield curve of -100 we would have suffered a decline in net interest income of 1.0%. Conversely, a shift of +200 basis points would increase net interest income 5.8% over a one-year horizon based on March 31, 2005 balances, as compared to an increase of net interest income of 3.4% measured on the basis of the December 31, 2004 portfolio.

Changes in the effect on net interest income from the presented basis point movements at March 31, 2005, compared to December 31, 2004 are due to the timing and nature of the repricing of rate sensitive assets to rate sensitive liabilities within the one year time frame. The difference in the effect on net interest income at March 31, 2005 as compared to December 31, 2004 is due to the differences in the timing, balances, and current rates versus simulated rates of repricing assets and liabilities.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2005 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES

LITIGATION REFORM ACT OF 1995

This report contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ materially from those predicted in forward-looking statements. Factors which might cause such a difference include, but are not limited to, fluctuations in market rates of interest and loan and deposit pricing; greater than anticipated deterioration in asset quality due to a prolonged economic downturn in the greater Chicago, St. Louis and Milwaukee metropolitan areas; legislative or regulatory changes; adverse developments or changes in the composition of our loan or investment portfolios; significant increases in competition; changes in the current redemption practices of the FHLB (Chicago) relating to its stock; difficulties in identifying attractive acquisition opportunities or strategic partners to complement our private banking approach and the products and services we offer; unforeseen delays in completing the anticipated acquisition of Bloomfield Hills Bancorp. Inc., slower than anticipated growth of its business or unanticipated business declines, unforeseen difficulties in integrating the acquisition or higher than expected operational costs, unexpected difficulties in the continued integration of or in operating our mortgage banking business, unanticipated construction or other delays relating to our new office to be located in Milwaukee, Wisconsin; the possible dilutive effect of potential acquisitions or expansion; and our ability to raise new capital as needed and the timing, amount and type of such capital raises. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by the Company during the quarter ended March 31, 2005 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

Period	(a) Total Number of Shares Purchased	(b) Average Price paid per Share	(c) Total Number of Shares Purchased as part of publicly announced Plans or Programs	(d) Maximum Number of Shares that may be purchased under the Plans/Program (2)(3)
01/01/05-01/31/05	--	--	--	225,192
02/01/05-02/28/05	853 (1)	$32.99	853 (1)	225,192
03/01/05-03/31/05	--	--	--	225,192
Total	853 (1)	$32.99	853 (1)	225,192

(1)	Represents shares reacquired by the Company in payment of the exercise price and/or withholding taxes in connection with the exercise of certain employee/director stock options.
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

(3)	Does not include shares reacquired by the Company in payment of the exercise price and/or withholding taxes in connection with the exercise of certain employee/director stock options.

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

3.2
Amended and Restated Certificate of Incorporation of PrivateBancorp, Inc., as amended. (filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2003, and incorporated herein by reference).

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

10.1	Employment Agreement by and among Wallace L. Head and PrivateBancorp, Inc. dated April 6, 2005.
10.2	Employment Agreement by and among James A. Ruckstaetter, The PrivateBank and Trust Company and PrivateBancorp, Inc. dated April 6, 2005.
10.3	Employment Agreement by and among Jay B. Williams and PrivateBancorp, Inc. dated April 6, 2005.
15.0	Acknowledgment of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.0	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Report of Independent Registered Public Accounting Firm.

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
Date: May 9, 2005

EXHIBIT INDEX

3.1
Certificate of amendment of the Amended and Restated Certificate of Incorporation of PrivateBancorp, Inc., as amended (filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference).

3.2
Amended and Restated Certificate of Incorporation of PrivateBancorp, Inc., as amended. (filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2003, and incorporated herein by reference).

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

10.1	Employment Agreement by and among Wallace L. Head and PrivateBancorp, Inc. dated April 6, 2005.
10.2	Employment Agreement by and among James A. Ruckstaetter and The PrivateBank and Trust Company and PrivateBancorp, Inc. dated April 6, 2005.
10.3	Employment Agreement by and among Jay B. Williams and PrivateBancorp, Inc. dated April 6, 2005.
15.0	Acknowledgment of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.0	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Report of Independent Registered Public Accounting Firm.

Exhibit 15.0

ACKNOWLEDGEMENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Audit Committee
PrivateBancorp, Inc.

We are aware of the incorporation by reference in the following documents of our report dated May 9, 2005 relating to the unaudited consolidated interim financial statements of PrivateBancorp, that are included in its Form 10-Q for the quarter ended March 31, 2005:

•	Registration Statement (form S-8 No. 333-124427) pertaining to the PrivateBancorp, Inc. Incentive Compensation Plan

•	Registration Statement (Form S-8 No. 333-104807) pertaining to the PrivateBancorp, Inc. Incentive Compensation Plan and the PrivateBancorp, Inc. Deferred Compensation Plan

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

/s/ Ernst & Young LLP

Chicago, Illinois
May 9, 2005

Exhibit 31.1
  CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Ralph B. Mandell, Chairman, President and Chief Executive Officer of PrivateBancorp, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of PrivateBancorp, Inc.;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f)) for the registrant and have:

a)
designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)
evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quartely report based on such evaluation; and

d)
disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.
The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

Date: May 9, 2005

/s/ RALPH B. MANDELL
Ralph B. Mandell Chairman, President and Chief Executive Officer PrivateBancorp, Inc.

Exhibit 31.2

CERTIFICATIONS

I, Dennis L. Klaeser, Chief Financial Officer of PrivateBancorp, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of PrivateBancorp, Inc.;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f)) for the registrant and have:

a)
designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)
evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

d)
disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.
The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

Date: May 9, 2005

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

CERTIFICATION

In connection with the Quarterly Report of PrivateBancorp, Inc. (the “Company”) on Form 10-Q for the period ended March 31, 2005 as filed with the Securities and Exchange Commission on May 9, 2005 (the “Report”), the undersigned hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By:	/s/ Ralph B. Mandell
Name:	Ralph B. Mandell
Title:	Chairman, President and
Chief Executive Officer
Date:	May 9, 2005

By:	/s/ Dennis L. Klaeser
Name:	Dennis L. Klaeser
Title:	Chief Financial Officer
Date:	May 9, 2005

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

We have reviewed the accompanying consolidated balance sheet of PrivateBancorp, Inc. as of March 31, 2005, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the three month periods ended March 31, 2005 and 2004. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of PrivateBancorp, Inc. as of December 31, 2004, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for the year then ended not presented herein, and in our report dated March 2, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2004, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ ERNST & YOUNG LLP

Chicago, Illinois
May 9, 2005