Form 10-Q
period 2005-08-05
PRIVATEBANCORP INC
filed 2005-08-05
CIK 889936

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Indicate by checkmark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 1, 2005
Common, no par value	20,940,618

PRIVATEBANCORP, INC.

FORM 10-Q Quarterly Report

  SELECTED FINANCIAL DATA

The following table summarizes certain selected unaudited consolidated financial information of PrivateBancorp, Inc. at or for the periods indicated. This information should be read in conjunction with the unaudited consolidated financial statements and related notes included pursuant to Item 1 of this report.

	Quarter Ended
	06/30/05	03/31/05	12/31/04	09/30/04	06/30/04
	(dollars in thousands, except per share data)
Selected Statement of Income Data:
Interest income:
Loans, including fees	$29,198	$25,591	$22,802	$20,315	$18,702
Securities	9,428	9,213	9,386	8,436	7,820
Federal funds sold and interest-bearing deposits	93	34	12	18	4
Total interest income	38,719	34,838	32,200	28,769	26,526
Interest expense:
Interest-bearing demand deposits	217	181	179	156	66
Savings and money market deposit accounts	7,140	5,352	4,576	3,471	2,541
Brokered deposits and other time deposits	6,229	5,719	4,740	4,600	4,548
Funds borrowed	2,750	2,474	2,049	1,572	1,552
Long-term debt --trust preferred securities	591	485	484	485	485
Total interest expense	16,927	14,211	12,028	10,284	9,192
Net interest income (8)	21,792	20,627	20,172	18,485	17,334
Provision for loan losses	1,900	902	1,498	851	724
Net interest income after provision for loan losses	19,892	19,725	18,674	17,634	16,610
Non-interest income:
Wealth management income	2,468	2,316	2,113	2,117	2,129
Mortgage banking income	1,076	742	834	776	782
Other income	885	865	903	1,006	561
Securities gains (losses), net	1,045	(105)	(123)	1,259	(1,166)
(Losses) gains on interest rate swap	(972)	479	(11)	(1,118)	1,325
Total non-interest income	4,502	4,297	3,716	4,040	3,631
Non-interest expense:
Salaries and employee benefits	7,158	7,018	7,124	6,811	6,057
Occupancy expense	1,804	1,738	1,567	1,394	1,350
Professional fees	1,343	1,333	1,082	1,407	1,451
Marketing	645	614	695	628	703
Data processing	627	582	529	520	513
Insurance	270	263	276	221	207
Amortization of intangibles	57	42	42	42	42
Other operating expenses	995	993	717	860	897
Total non-interest expense	12,899	12,583	12,032	11,883	11,220
Minority interest expense	73	76	64	74	65
Income before income taxes	11,422	11,363	10,294	9,717	8,956
Income tax expense	3,523	3,557	2,768	2,654	2,500
Net income	$ 7,899	$ 7,806	$ 7,526	$ 7,063	$ 6,456
Per Share Data:
Basic earnings	$ 0.39	$ 0.39	$ 0.38	$ 0.35	$ 0.33
Diluted earnings	0.38	0.37	0.36	0.34	0.31
Dividends	0.045	0.045	0.030	0.030	0.030
Book value (at end of period)	10.51	9.79	9.51	9.19	8.54

	Quarter Ended
	06/30/05	03/31/05	12/31/04	09/30/04	06/30/04
Selected Financial Data (at end of period):
Total securities(1)	$ 769,218	$ 764,917	$ 763,985	$ 759,328	$ 722,582
Total loans	2,192,542	1,729,882	1,653,363	1,471,083	1,407,586
Total assets	3,202,072	2,601,690	2,535,817	2,352,366	2,199,170
Total deposits	2,407,341	2,003,239	1,872,635	1,808,532	1,673,404
Funds borrowed	464,799	340,737	414,519	301,558	306,446
Long-term debt—trust preferred securities	78,000	20,000	20,000	20,000	20,000
Total stockholders’ equity	219,906	200,372	194,073	187,035	173,669
Wealth management assets under management	1,984,371	1,735,292	1,727,479	1,620,487	1,590,119
Selected Financial Ratios and Other Data:
Performance Ratios:
Net interest margin(2)(8)	3.53%	3.57%	3.63%	3.58%	3.51%
Net interest spread(3)	3.17	3.25	3.34	3.32	3.24
Non-interest income to average assets	0.67	0.68	0.61	0.71	0.67
Non-interest expense to average assets	1.92	2.01	1.98	2.08	2.08
Net overhead ratio(4)	1.25	1.32	1.37	1.37	1.41
Efficiency ratio(5), (8)	47.0	48.3	48.3	50.0	50.8
Return on average assets(6)	1.18	1.24	1.24	1.23	1.20
Return on average equity(7)	15.45	15.81	15.65	15.29	14.86
Fee income to total revenue(8), (9)	16.89	15.98	16.03	17.41	16.69
Dividend payout ratio	11.73	11.77	8.11	8.63	9.42
Asset Quality Ratios:
Non-performing loans to total loans	0.17%	0.16%	0.15%	0.17%	0.06%
Allowance for loan losses to:
total loans	1.15	1.15	1.15	1.21	1.23
non-performing loans	689	717	751	729	2,175
Net charge-offs (recoveries) to average total loans	0.07	(0.01)	0.07	0.11	(0.01)
Non-performing assets to total assets	0.11	0.11	0.10	0.10	0.04
Non-accrual loans to total loans	0.06	0.08	0.07	0.05	0.01
Balance Sheet Ratios:
Loans to deposits	91.1%	86.4%	88.3%	81.3%	84.3%
Average interest-earning assets to average interest-bearing liabilities	113.6	113.5	114.1	114.0	114.9
Capital Ratios:
Total equity to total assets	6.87%	7.70%	7.65%	7.95%	7.90%
Total risk-based capital ratio	10.60	11.07	11.29	11.80	12.14
Tier 1 risk-based capital ratio	9.18	10.03	10.24	10.71	11.00
Leverage ratio	7.94	7.61	7.71	7.74	7.83

(1)	The entire securities portfolio was classified as “available-for-sale” for the periods presented.
(2)	Net interest income, on a tax-equivalent basis, divided by average interest-earning assets.
(3)	Yield on average interest-earning assets less rate on average interest-bearing liabilities.
(4)	Non-interest expense less non-interest income divided by average total assets.
(5)	Non-interest expense divided by the sum of net interest income (tax equivalent) plus non-interest income.
(6)	Net income divided by average total assets.
(7)	Net income divided by average common equity.

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

Reconciliation of net interest income to net interest income on a tax equivalent basis
	2Q05	1Q05	4Q04	3Q04	2Q04
Net interest income	$21,792	$20,627	$20,172	$18,485	$17,334
Tax equivalent adjustment to net interest income	1,125	1,107	1,040	1,224	1,100
Net interest income, tax equivalent basis	$22,917	$21,734	21,212	$19,709	$18,434

(9)	Wealth management, mortgage banking and other income as a percentage of the sum of net interest income and wealth management, mortgage banking and other income.

Part I

Item 1. Financial Statements

PRIVATEBANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30, 2005	December 31, 2004	June 30, 2004
	(unaudited)		(unaudited)
Assets
Cash and due from banks	$ 33,359	$ 49,534	$ 22,414
Federal funds sold and other short-term investments	74,873	1,120	1,779
Total cash and cash equivalents	108,232	50,654	24,193
Loans held for sale	12,532	7,200	6,419
Available-for-sale securities, at fair value	769,218	763,985	722,582
Loans, net of unearned discount	2,192,542	1,653,363	1,407,586
Allowance for loan losses	(25,152)	(18,986)	(17,304)
Net loans	2,167,390	1,634,377	1,390,282
Goodwill	62,981	20,547	20,547
Premises and equipment, net	8,580	6,486	5,711
Accrued interest receivable	12,991	10,549	8,892
Other assets	60,148	42,019	20,544
Total assets	$3,202,072	$2,535,817	$2,199,170
Liabilities and Stockholders’ Equity
Demand deposits:
Non-interest-bearing	$245,019	$165,170	$163,543
Interest-bearing	118,089	106,846	89,810
Savings and money market deposit accounts	1,153,918	854,163	683,205
Brokered deposits	385,725	423,147	413,813
Other time deposits	504,590	323,309	323,033
Total deposits	2,407,341	1,872,635	1,673,404
Funds borrowed	464,799	414,519	306,447
Long-term debt --trust preferred securities	78,000	20,000	20,000
Accrued interest payable	4,953	3,949	3,797
Other liabilities	27,073	30,641	21,853
Total liabilities	$2,982,166	$2,341,744	$2,025,501
Stockholders’ Equity
Preferred stock, 1,000,000 shares authorized	—	—	—
Common stock, without par value, $1 stated value; 39,000,000 shares authorized; 20,928,869, 20,400,103, and 20,344,073 shares issued and outstanding as of June 30, 2005, December 31, 2004 and June 30, 2004, respectively	20,929	20,400	20,344
Treasury stock	(2,635)	(2,207)	(1,662)
Additional paid-in-capital	112,417	100,091	99,155
Retained earnings	88,659	73,789	57,682
Accumulated other comprehensive income	9,179	7,056	3,052
Deferred compensation	(8,643)	(5,056)	(4,902)
Total stockholders’ equity	219,906	194,073	173,669
Total liabilities and stockholders’ equity	$3,202,072	$2,535,817	$2,199,170

PRIVATEBANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except share and per share data)

	Three Months Ended June 30,			Six Months Ended June 30,
	2005	2004	2005	2004
Interest Income
Loans, including fees	$29,198	$18,702	$54,789	$36,382
Federal funds sold and interest bearing deposits	93	4	127	10
Securities:
Taxable	6,972	5,288	13,767	10,879
Exempt from federal income taxes	2,456	2,532	4,874	4,870
Total interest income	38,719	26,526	73,557	52,141
Interest Expense
Deposits:
Interest-bearing demand	217	66	398	213
Savings and money market deposit accounts	7,140	2,541	12,492	4,415
Brokered deposits and other time deposits	6,229	4,548	11,948	8,620
Funds borrowed	2,750	1,552	5,224	3,038
Long-term debt -- trust preferred securities	591	485	1,076	970
Total interest expense	16,927	9,192	31,138	17,256
Net interest income	21,792	17,334	42,419	34,885
Provision for loan losses	1,900	724	2,802	2,050
Net interest income after provision for loan losses	19,892	16,610	39,617	32,835
Non-interest Income
Wealth management income	2,468	2,129	4,783	4,087
Mortgage banking income	1,076	782	1,818	1,246
Other income	885	561	1,751	1,119
Securities gains (losses), net	1,045	(1,166)	940	(168)
(Losses) gains on interest rate swap	(972)	1,325	(493)	259
Total non-interest income	4,502	3,631	8,799	6,543
Non-interest Expense
Salaries and employee benefits	7,158	6,057	14,176	12,092
Occupancy expense, net	1,804	1,350	3,542	2,710
Professional fees	1,343	1,451	2,676	2,565
Marketing	645	703	1,259	1,198
Data processing	627	513	1,209	960
Postage, telephone & delivery	256	227	510	456
Insurance	270	207	533	422
Amortization of intangibles	57	42	99	84
Other non-interest expense	739	670	1,478	1,272
Total non-interest expense	12,899	11,220	25,482	21,759
Minority interest expense	73	65	149	132
Income before income taxes	11,422	8,956	22,785	17,487
Income tax provision	3,523	2,500	7,080	5,081
Net income	$7,899	$6,456	$15,705	$12,406
Basic earnings per share	$0.39	$0.33	$0.79	$0.63
Diluted earnings per share	$0.38	$0.31	$0.75	$0.60

PRIVATEBANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2005 AND 2004 (UNAUDITED)
(In thousands, except per share data)

	Common Stock	Treasury Stock	Additional paid-in-capital	Retained Earnings	Accumulated Other Comprehensive Income	Deferred Compensation	Total Stockholders’ Equity
Balance, January 1, 2004	$19,707	$—	$93,943	$46,193	$9,909	$(2,796)	$166,956
Net income	—	—	—	12,406	—	—	12,406
Net increase in fair value of securities classified as available-for-sale, net of income taxes and reclassification adjustments	—	—	—	—	(6,857)	—	(6,857)
Total comprehensive income	—	—	—	12,406	(6,857)	—	5,549
Cash dividends declared ($0.03 per share)	—	—	—	(1,205)	—	—	(1,205)
Issuance of common stock	668	—	4,466	—	—	—	5,134
Acquisition of treasury stock	(31)	(1,662)	746	—	—	—	(947)
Awards granted, net of forfeitures	—	—	—	—	—	(2,599)	(2,599)
Amortization of deferred compensation	—	—	—	288	—	493	781
Balance, June 30, 2004	$20,344	$(1,662)	$99,155	$57,682	$3,052	$(4,902)	$173,669
Balance, January 1, 2005	$20,400	$(2,207)	$100,091	$73,789	$7,056	$(5,056)	$194,073
Net income	—	—	—	15,705	—	—	15,705
Net increase in fair value of securities classified as available-for-sale, net of income taxes and reclassification adjustments	—	—	—	—	2,123	—	2,123
Total comprehensive income	—	—	—	15,705	2,123	—	17,828
Cash dividends declared ($0.045 per share)	—	—	—	(1,845)	—	—	(1,845)
Issuance of common stock	481	—	12,142	—	—	—	12,623
Acquisition of treasury stock	48	(428)	184	—	—	—	(196)
Awards granted, net of forfeitures	—	—	—	—	—	(4,391)	(4,391)
Amortization of deferred compensation	—	—	—	1,010	—	804	1,814
Balance, June 30, 2005	$20,929	$(2,635)	$112,417	$88,659	$9,179	$(8,643)	$219,906

PRIVATEBANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2005 AND 2004 (UNAUDITED)
(In thousands)
	Six months ended June 30,
	2005	2004
Cash flows from operating activities
Net income	$15,705	$12,406
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,659	816
Amortization of deferred compensation, net of forfeitures	804	493
Provision for loan losses	2,802	2,050
Net (gain) loss on sale of securities	(940)	168
Losses (gains) on interest rate swap	493	(259)
Net (increase) in loans held for sale	(4,022)	(1,999)
Decrease in deferred loan fees	(241)	(190)
Change in minority interest	149	132
Increase in accrued interest receivable	(2,442)	(1,025)
Increase (decrease) in accrued interest payable	1,000	(1,256)
Decrease (increase) in other assets	6,856	(2,403)
Decrease in other liabilities	(5,585)	(448)
Total adjustments	(12,179)	(3,921)
Net cash provided by operating activities	3,526	8,485
Cash flows from investing activities
Proceeds from maturities, paydowns, and sales of available-for-sale securities	89,535	125,451
Purchase of securities available-for-sale	(105,907)	(189,071)
Redemption of FHLB (Chicago) stock	20,000	--
Net loan principal advanced	(224,990)	(182,490)
Acquisition of The PrivateBank - Michigan net of cash and cash equivalents acquired	(48,289)	--
Acquisition of Corley Financial Corporation	--	(475)
Premises and equipment expenditures	(3,261)	(249)
Net cash used in investing activities	(272,912)	(246,834)
Cash flows from financing activities
Net increase in total deposits	260,687	126,050
Proceeds from exercise of stock options	899	2,376
Proceeds from Private Placement	7,565	--
Acquisition of treasury stock	(428)	(1,662)
Dividends paid	(1,845)	(1,205)
Issuance of debt related to the acquisition of The PrivateBank - Michigan	57,000	--
Issuance of debt	272,175	176,447
Repayment of debt	(269,089)	(89,564)
Net cash provided by financing activities	326,964	212,442
Net increase (decrease) in cash and cash equivalents	57,578	(25,907)
Cash and cash equivalents at beginning of year	50,654	50,100
Cash and cash equivalents at end of period	$108,232	$24,193

PRIVATEBANCORP, INC. AND SUBSIDIARIES

NOTE 1—BASIS OF PRESENTATION

The consolidated financial information of PRIVATEBANCORP, Inc. (the “Company”) and its subsidiaries, The PrivateBank and Trust Company (the “Bank” or “The PrivateBank - Chicago”), The PrivateBank - St. Louis (which includes The PrivateBank - Wisconsin, an office of The PrivateBank - St. Louis), The PrivateBank - Michigan, and The PrivateBank Mortgage Company (the “Mortgage Company”) included herein is unaudited; however, such information reflects all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation for the interim periods. The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.

The annualized results of operations for the six months ended June 30, 2005 are not necessarily indicative of the results expected for the full year ending December 31, 2005. The accompanying consolidated financial statements are unaudited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, or cash flows in accordance with generally accepted accounting principles. The June 30, 2005 consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2004 included in the Company’s Annual Report on Form 10-K. PrivateBancorp, Inc. completed a business combination on June 20, 2005, acquiring 100% of the capital stock of Bloomfield Hills Bancorp Inc. (“BHB”), and its wholly owned subsidiaries, The Private Bank, now referred to as The PrivateBank - Michigan, and The Private Bank Mortgage Company. The acquisition was accounted for under the purchase method of accounting; thus the Company's Consolidated Statement of Condition at June 30, 2005 includes the assets and liabilities of BHB at that date, however BHB's results of operations prior to the effective acquisition date are not included in the accompanying consolidated financial statements.

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

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(in thousands, except per share data)		(in thousands, except per share data)
Net income
As reported	$7,899	$6,456	$15,705	$12,406
Pro forma	7,429	6,147	14,765	11,788
Basic earnings per share
As reported	$ 0.39	$ 0.33	$ 0.79	$ 0.63
Pro forma	0.37	0.31	0.74	0.60
Diluted earnings per share
As reported	$ 0.38	$ 0.31	$ 0.75	$ 0.60
Pro forma	0.35	0.30	0.71	0.57

During the second quarter 2004, the Company adopted the binomial method of valuing options for options granted in the second quarter 2004 and going forward. Previously the Black-Scholes method was used. The binomial method takes into account more assumptions about a grant's features and better estimates employees' likely behavior regarding option exercises.

In determining the fair value of each option grant for purposes of the above pro forma disclosures, the Company used the following assumptions for grants made in 2005: dividend yield of 0.57%; risk-free interest rate ranging from 3.82% to 4.19%; expected lives of 7 years for the stock options; and expected volatility of 30%, computed from an index of strategic peer company composite volatility over a five year basis. The following assumptions for grants made in 2004 were used: dividend yield of 0.37%; risk-free interest rate ranging from 3.74% to 4.27%; expected lives of 7 years for the stock options; and expected volatility of approximately 30%. All options vest over 4 years.

NOTE 3—EARNINGS PER SHARE

The following table shows the computation of basic and diluted earnings per share (in thousands except per share data) for the six months ended June 30, 2005 and 2004:

	Six months ended June 30,
	2005	2004
Net income	$15,705	$12,406
Weighted average common shares outstanding	19,986	19,541
Weighted average common shares equivalent(1)	898	965
Weighted average common shares and common share equivalents	20,884	20,506
Net income per average common share - basic	$ 0.79	$ 0.63
Net income per average common share - diluted	$ 0.75	$ 0.60

(1)	Common shares equivalent result from stock options being treated as if they had been exercised and are computed by application of the treasury stock method.

NOTE 4—NEW ACCOUNTING STANDARDS

In December 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 123R (revised 2004), "Share-Based Payment". This statement requires use of the fair value method of accounting for share-based payment transactions with employees. With the adoption of SFAS No. 123R effective January 1, 2006, the Company will be required to account for stock options under the fair value method of accounting and to estimate expected forfeitures of stock grants instead of its current practice of accounting for forfeitures as they occur. In addition, the Company will begin to classify the excess tax benefits, if any, related to employee option exercises as financing activities rather than operating activities in its consolidated statements of cash flows. The provisions of SFAS No. 123R are required to be adopted as of the beginning of the annual reporting period that begins after June 15, 2005 and the Company is currently evaluating the impact of the adoption on its consolidated financial statements.

NOTE 5—OPERATING SEGMENTS

For purposes of making operating decisions and assessing performance, management regards The PrivateBank - Chicago, The PrivateBank - St. Louis, The PrivateBank - Michigan, Wealth Management and the Holding Company as five operating segments. On June 20, 2005, PrivateBancorp, Inc. announced completion of its acquisition of BHB, the holding company of a single bank subsidiary now referred to as The PrivateBank - Michigan with assets of $342.8 million at closing. The Company’s investment securities portfolio is comprised of the three banks’ portfolios and, accordingly, each portfolio is included in total assets and reported in the results of The PrivateBank - Chicago, The PrivateBank - St. Louis and, since June 20, 2005, The PrivateBank - Michigan. Compensation expense related to the management of the investment portfolios is allocated solely to The PrivateBank - Chicago. Insurance expense for the Company is allocated to The PrivateBank - Chicago, The PrivateBank - St. Louis, the Holding Company and the Wealth Management segments. The results for each business segment are summarized in the paragraphs below and included in the following segment tables.

The Company applies the accrual basis of accounting for each reportable segment and for transactions between reportable segments. During the first six months of 2005, there were no changes in the measurement methods used to determine reported segment profit or loss as compared to the same period in 2004. For the periods presented, there are no asymmetrical allocations to segments requiring disclosure.

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

Individual banking services include interest-bearing checking, money market accounts, certificates of deposit, ATM/debit cards and investment brokerage accounts. Additionally, The PrivateBank - Chicago offers secured and unsecured personal loans and lines of credit. Through The PrivateBank - Chicago’s affiliations with Mesirow Financial, Inc. and Sterling Investment Services, Inc., clients have access to insurance products and securities brokerage services. The PrivateBank - Chicago also offers domestic and international wire transfers and foreign currency exchange. The PrivateBank - Chicago balance sheet reflects goodwill of $19.2 million and intangibles of $2.1 million at June 30, 2005, which remained relatively unchanged compared to December 31, 2004 balances. The PrivateBank Mortgage Company results are included in The PrivateBank - Chicago since June 15, 2004, the date of acquisition.

	The PrivateBank - Chicago
	June 30,
	2005	2004
	(in thousands)
Total gross loans	$1,618,592	$1,239,269
Total assets	2,444,577	1,954,978
Total deposits	1,857,077	1,524,379
Total borrowings	370,941	254,352
Total capital	191,890	153,958
Net interest income	37,167	29,846
Provision for loan loss	1,781	1,809
Non-interest income	3,551	2,819
Non-interest expense	15,182	13,311
Net income	16,283	12,384

  The PrivateBank - St. Louis

The PrivateBank - St. Louis, a federal savings bank, was established as a new bank subsidiary of the Company on June 23, 2000, and is headquartered in St. Louis, Missouri. The PrivateBank - Wisconsin was established under the charter of The PrivateBank - St. Louis and is presently an office of The PrivateBank - St. Louis. In March 2005, The PrivateBank - Wisconsin opened in temporary space awaiting the completion of its permanent space, which is expected to be completed in the third quarter of 2005. Its permanent location will open for business in the third quarter 2005 in downtown Milwaukee, Wisconsin. Both locations offer a full range of real estate lending products including fixed and floating rate permanent and mini-permanent mortgages and construction loans. Personal loans include installment loans and lines of credit, home equity loans and a wide variety of home mortgage loans. Commercial lending products provided by The PrivateBank - St. Louis and The PrivateBank - Wisconsin include lines of credit for working capital, term loans for equipment and letters of credit to support the commitments made by its clients. Non-credit products include lock-box, cash concentration accounts, merchant credit card processing, electronic funds transfer, and other cash management products. Individual banking services include interest-bearing checking, money market deposit accounts, certificates of deposit, ATM/debit cards and investment brokerage accounts. The PrivateBank - St. Louis and The PrivateBank - Wisconsin also offer domestic and international wire transfers and foreign currency exchange. For the period ended June 30, 2005, the financial results of The PrivateBank - Wisconsin are included with results of The PrivateBank - St. Louis.

	The PrivateBank - St. Louis
	June 30,
	2005	2004
	(in thousands)
Total gross loans	$260,661	$171,246
Total assets	332,143	239,921
Total deposits	253,322	170,131
Total borrowings	49,432	52,094
Total capital	27,620	16,303
Net interest income	4,970	3,426
Provision for loan losses	1,020	241
Non-interest income	1,109	1,225
Non-interest expense	3,740	2,721
Net income	983	1,149

The PrivateBank - Michigan

The PrivateBank - Michigan, through its main office located in Bloomfield Hills, and offices located in the cities of Grosse Pointe and Rochester, provides personal and commercial banking services primarily to affluent individuals, professionals, entrepreneurs and their business interests. The PrivateBank - Michigan’s commercial lending products include lines of credit for working capital, term loans for equipment and other asset acquisitions and letters of credit to support the commitments made by its clients. Non-credit products include merchant credit card processing and electronic funds transfer. The PrivateBank - Michigan offers a full range of real estate lending products including fixed and floating rate permanent and mini-permanent mortgages, construction and commercial real estate loans. Personal loans include installment loans and secured and unsecured lines of credit, home equity loans and a wide variety of home mortgage loans.

Individual banking services include interest-bearing checking, money market accounts, certificates of deposit, ATM/debit cards and investment brokerage accounts. Through The PrivateBank - Michigan’s affiliations with Linsco Private Ledger, clients have access to insurance products and securities brokerage services. The PrivateBank - Michigan also offers domestic and international wire transfers and foreign currency exchange. The PrivateBank - Michigan balance sheet reflects goodwill of $42.4 million and intangibles of $3.7 million at June 30, 2005, as a result of its acquisition by the Company on June 20, 2005.

The PrivateBank- Michigan
June 30, 2005
(in thousands)
Total gross loans	$315,809
Total assets	418,621
Total deposits	301,343
Total borrowings	39,946
Total capital	75,152
Net interest income(1)	432
Non-interest income(1)	44
Non-interest expense(1)	194
Net income(1)	183
_____________________________
(1) Includes results since June 20, 2005, the acquisition date.

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

	Wealth Management
	June 30,
	2005	2004
	(in thousands)
Wealth Management assets under management	$1,984,371	$1,590,119
Wealth Management fee revenue	4,783	4,087
Net interest income	378	818
Non-interest income	4,783	4,087
Non-interest expense	4,115	3,678
Net income	589	729

The following tables indicate the breakdown of our wealth management assets under management at June 30, 2005, by account classification and related gross revenue for the six months ended June 30, 2005 and June 30, 2004:

	At or for the six months ended June 30, 2005		At or for the six months ended June 30, 2004
	Market Value	Revenue	Market Value	Revenue
Account Type	(in thousands)		(in thousands)
Michigan (1)	$ 209,956	$ 34	$ ---	$ ---
Lodestar	654,107	2,011	609,185	$1,807
Personal trust—managed	399,480	1,265	330,616	1,053
Agency—managed	285,089	946	241,800	720
Custody	458,600	462	409,084	445
Employee benefits—managed	80,334	65	63,031	62
Less trust assets managed by Lodestar(2)	(103,195)		(63,597)
Total	$1,984,371	$4,783	$1,590,119	$4,087

  Holding Company Activities

Holding Company Activities consist of parent company only matters. The Holding Company’s most significant assets are its net investments in its three banking subsidiaries, The PrivateBank - Chicago, The PrivateBank - St. Louis, and The PrivateBank - Michigan. Prior to the close of the acquisition of BHB, the Company completed a private placement of $7.6 million of its common stock to investors in that bank’s market area, including certain members of the bank’s management team. Upon closing of the acquisition of BHB on June 20, 2005, the bank became a subsidiary of PrivateBancorp, Inc. and is now known as The PrivateBank - Michigan. The results of The PrivateBank - Michigan are included in the Company’s consolidated results only since its date of acquisition. On June 15, 2004, the Company formed a mortgage company subsidiary, The PrivateBank Mortgage Company, as a result of its acquisition of Corley Financial Corporation. The results of the Mortgage Company are included with The PrivateBank - Chicago for all periods presented since the acquisition on June 15, 2004.

During the first quarter 2001, in connection with the issuance of $20.0 million of 9.50% trust preferred securities, the Holding Company issued $20.0 million of subordinated debentures which are accounted for as long-term debt and also qualify as Tier 1 and Tier 2 capital (see note 8). The Tier 1 qualifying amount is limited to 25% of Tier 1 capital under Federal Reserve regulations. The excess amount qualifies as Tier 2 capital. On June 20, 2005, the Company issued $50.0 million in fixed/floating rate trust preferred securities through PrivateBancorp Statutory Trust II, a newly created business trust subsidiary. The trust preferred securities will pay interest quarterly at a fixed rate of 6.00% for the initial five years and then subsequently pay interest quarterly at a floating rate equal to 3 month LIBOR plus 1.71%. The trust preferred securities have a 30-year final maturity and are callable at par at the option of the Company in whole or in part after year five, on any interest payment date. In connection with the acquisition of BHB, the Company acquired $8.0 million in floating rate junior subordinated debenture trust preferred securities. The trust preferred securities pay interest quarterly at a rate of 3 month LIBOR plus 2.65%. The trust preferred securities have a maturity date of June 17, 2034 and are callable beginning June 17, 2009 and at any interest payment date thereafter.

Holding Company Activities are reflected primarily by interest expense on borrowings and operating expenses. Recurring holding company operating expenses consist of compensation (amortization of restricted stock awards, other salary expense) and miscellaneous professional fees.

	Holding Company Activities
	June 30,
	2005	2004
	(in thousands)
Total assets	$303,377	$199,675
Total borrowings	7,000	--
Long-term debt - trust preferred securities	78,000	20,000
Total capital	219,906	173,669
Interest expense	955	974
Non-interest income	100	100
Non-interest expense	2,608	2,151
Net loss	(2,333)	(1,858)

The following is a summary of certain operating information for reportable segments at or for the periods presented and the reported consolidated balances (in millions):

At or for the six months ended June 30, 2005	The PrivateBank- Chicago	The PrivateBank - St. Louis	The PrivateBank - Michigan	Wealth Management	Holding Company Activities	Intersegment Eliminations(2)	Consolidated
Total assets	$2,444.6	$332.1	$418.6	$-	$303.4	$(296.6)	$3,202.1
Total deposits	1,857.1	253.3	301.3	-	-	(4.4)	2,407.3
Total borrowings(1)	370.9	49.4	40.0	-	85.0	(2.5)	542.8
Total loans	1,618.6	260.7	315.8	-	-	(2.6)	2,192.5
Total capital	191.9	27.6	75.2	-	219.9	(294.7)	219.9
Net interest income	37.2	5.0	0.4	0.4	(1.0)	0.4	42.4
Provision for loan loss	1.8	1.0	-	-	-	-	2.8
Non-interest income	3.6	1.1	0.0	4.8	0.1	(0.8)	8.8
Non-interest expense	15.2	3.7	0.2	4.1	2.6	(0.3)	25.5
Minority interest expense	-	-	-	0.1	--	--	0.1
Net income	16.3	1.0	0.2	0.5	(2.3)	--	15.7
Wealth Management assets under management	-	-	210.0	1,877.6	-	(103.2)	1,984.4

At or for the six months ended June 30, 2004	The PrivateBank - Chicago	The PrivateBank - St. Louis	Wealth Management	Holding Company Activities	Intersegment Eliminations(2)	Consolidated
Total assets	$1,955.0	$239.9	$-	$199.7	$(195.4)	$2,199.2
Total deposits	1,524.4	170.1	-	-	(21.1)	1,673.4
Total borrowings(1)	254.3	52.1	-	22.6	(2.6)	326.4
Total loans	1,239.3	171.2	-	-	(2.9)	1,407.6
Total capital	154.0	16.3	-	175.0	(171.6)	173.7
Net interest income	29.8	3.4	0.8	(0.8)	1.7	34.9
Provision for loan loss	1.8	0.2	-	-	-	2.0
Non-interest income	2.8	1.2	4.1	0.1	(1.7)	6.5
Non-interest expense	13.3	2.7	3.7	2.2	(0.1)	21.8
Minority interest expense	-	-	0.1	-	-	0.1
Net income	12.4	1.2	0.7	(1.9)	-	12.4
Wealth Management assets under management	-	-	1,653.7	-	(63.6)	1,590.1

(1) Includes long-term debt-trust preferred securities for the Holding Company Activities segment.
(2) The intersegment elimination for total loans reflects the exclusion of unearned income for management reporting purposes. The intersegment elimination for total deposits reflects the exclusion of intercompany deposits held at The PrivateBank - Chicago. The intersegment elimination for total capital reflects the elimination of the net investment in The PrivateBank - Chicago, The PrivateBank - St. Louis, The PrivateBank - Wisconsin, The PrivateBank - Michigan and The PrivateBank Mortgage Company in consolidation. The intersegment eliminations include adjustments necessary for each category to agree with the related consolidated financial statements.

The adjustments to total assets presented in the table above represent the elimination of the net investment in banking subsidiaries in consolidation, the elimination of the Company’s cash that is maintained in a subsidiary bank account, the elimination of federal funds purchased and sold between Chicago and St. Louis, the reclassification of the unearned discount on loans, the reclassification related to current and deferred taxes, the elimination of The PrivateBank - Chicago commercial loan and offsetting the warehouse borrowing on The PrivateBank Mortgage Company’s books and the reclassification of loan fee income which is included in non-interest income for segment reporting purposes as compared to interest income for consolidated reporting purposes. Additionally, The PrivateBank Mortgage Company’s loans held for sale to its affiliate The PrivateBank - Chicago, if any, are reclassified to consolidated loans from loans held for sale.

NOTE 6—ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values and estimated fair values of financial instruments as of June 30, 2005 have not materially changed on a relative basis from the carrying values and estimated fair values of financial instruments disclosed as of December 31, 2004.

NOTE 7—OTHER COMPREHENSIVE INCOME

Change in the fair value of securities available-for-sale is presented on a net basis on the Consolidated Statement of Changes in Stockholders’ Equity. The following table discloses the changes in the components of other accumulated comprehensive income for the six months ended June 30, 2005 and 2004 (in thousands):

	June 30, 2005
	Before Tax Amount	Tax Effect	Net of Tax Amount
Change in unrealized gains on securities available-for-sale	$4,376	$1,674	$2,702
Less: reclassification adjustment for gains included in net income	(940)	(361)	(579)
Change in net unrealized gains	$3,436	$1,313	$2,123

	June 30, 2004
	Before Tax Amount	Tax Effect	Net of Tax Amount
Change in unrealized gains on securities available-for-sale	$11,245	$4,284	$6,961
Less: reclassification adjustment for losses included in net income	168	64	104
Change in net unrealized gains	$11,077	$4,220	$6,857

Note 8—Long Term Debt — Trust Preferred Securities

As of June 30, 2005 the Company owned 100% of the common securities of three trusts, PrivateBancorp Capital Trust I, PrivateBancorp Capital Trust II and Bloomfield Hills Statutory Trust I. PrivateBancorp Capital Trust I and PrivateBancorp Capital Trust II established as wholly-owned subsidiaries of the Company in February 2001 and June 2005, respectively. Bloomfield Hills Statutory Trust I was acquired as part of the acquisition of BHB on June 20, 2005. The Trusts were formed for purposes of issuing trust preferred securities to third-party investors and investing the proceeds from the issuance of the trust preferred securities and common securities solely in junior subordinated Debentures (“Debentures”) issued by the Company or BHB, as the case my be, with the same maturities and interest rates as the trust preferred securities. The Debentures are the sole assets of the Trusts.

The Trusts are reported in the Company’s consolidated financial statements as unconsolidated subsidiaries. Accordingly, the Debentures, which include the Company’s ownership interest in the Trusts, are reflected as “Long-term debt — trust preferred securities” and the common securities are included in “Available-for-sale securities.”

The following table is a summary of the Company’s Long-term debt — trust preferred securities as of June 30, 2005. The Debentures represent the aggregate liquidation amount issued.

Long-term debt -- Trust Preferred Securities (Dollars in thousands)

	Trust			Earliest
	Preferred		Maturity	Redemption	Coupon
Issuance Trust	Securities	Debentures	Date	Date	Rate
PrivateBancorp Capital Trust I	$20,000	$20,000	12/31/30	12/31/05	9.50%
PrivateBancorp Capital Trust II	50,000	51,557	09/15/35	09/15/10	6.00%(1)
Bloomfield Hills Statutory Trust I	8,000	8,248	06/17/34	06/17/09	Floating LIBOR + 2.65%

Total	$78,000	$79,805
(1) 6.00% rate effective until 9/10/2010, then floating LIBOR + 1.71%

The Company has guaranteed the payment of distributions and payments upon liquidation or redemption of the Trust Preferred Securities, in each case to the extent of funds held by the Trusts. The Company and the Trusts believe that, taken together, the obligations of the Company under the guarantees, the Debentures, and other related agreements provide, in the aggregate, a full, irrevocable and unconditional guarantee, on a subordinated basis, of all of the obligations of the Trusts under the trust preferred securities. Subject to certain limitations, the Company has the right to defer the payment of interest on the Debentures at any time, or from time to time, for a period not to exceed 20 consecutive quarters. The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the Debentures at maturity or their earlier redemption. The Debentures are redeemable in whole or in part prior to maturity at any time after the dates shown in the table, and earlier at the discretion of the Company if certain conditions are met, and, in any event, only after the Company has obtained Federal Reserve approval, if then required under applicable guidelines or regulations.

The Company’s aggregate principal amount of outstanding trust preferred securities at June 30, 2005 is $78.0 million. As of June 30, 2005, $70.2 million of the trust preferred securities is eligible for treatment as Tier I capital as allowed by the Federal Reserve. On February 28, 2005, the Federal Reserve issued a final rule that retains Tier 1 capital treatment for trust preferred securities but with stricter limits. Under the rule, after a five-year transition period, the aggregate amount of the trust preferred securities and certain other capital elements will retain their current limit of 25% of Tier 1 capital elements, net of goodwill less any associated deferred tax liability. The amount of trust preferred securities and certain other capital elements in excess of the limit could be included in Tier 2 capital, subject to restrictions. Applying the final rule at June 30, 2005, the Company would still be considered well-capitalized under regulatory capital guidelines.

At June 30, 2005, the unamortized balance of the underwriting commissions paid and offering expenses associated with the issuance of the $20.0 million of trust preferred securities in 2001 was $1.0 million, and is classified as part of other assets on the balance sheet. This amount is being amortized on a straight-line basis until maturity at $9,764 per quarter. The amortization is recognized as interest expense on the income statement. In the event the Company exercises its right to redeem these securities prior to maturity, any unamortized commissions would be expensed upon redemption.

During the first week of August, the Company signed a letter of intent with an investment bank to issue an additional $40.0 million of trust preferred securities prior to December 9, 2005. Upon issuance, the securities would have a fixed coupon rate of 6.1% for five years and float at LIBOR + 1.50% thereafter. In the event that the Company does not issue the $40.0 million of trust preferred securities, the Company would be subject to a break-up fee associated with unwinding a forward interest rate swap entered into by the investment bank.

Note 9—Capital Transactions

During the second quarter 2005, the Company declared and paid a $0.045 per share dividend, which remained even with the first quarter dividend, and increased 50% over the second quarter 2004 dividend of $0.03 per share.

During the second quarter 2005 and 2004, the Company repurchased 11,712 shares and 24,515 shares, respectively, of its common stock in connection with the satisfaction of a stock option exercise and minimum federal withholding tax requirements on the exercise of stock options by a board member and the Chief Executive Officer of the Company.

During the quarter, prior to the closing of the acquisition of The PrivateBank - Michigan, the Company completed a private placement of $7.6 million of its common stock to investors in that bank’s market area, including certain members of the management team.

Note 10—Acquisitions

PrivateBancorp, Inc. completed a business combination on June 20, 2005, acquiring 100% of the outstanding capital stock of BHB and its wholly owned subsidiaries, The Private Bank and The Private Bank Mortgage Company. The acquisition was accounted for under the purchase method of accounting; thus the Company's Consolidated Statement of Condition at June 30, 2005 includes the assets and liabilities of BHB at that date, however BHB's results of operations prior to the acquisition date are not included in the accompanying consolidated financial statements. All assets and liabilities were adjusted to fair value as of the effective date of the acquisition. Goodwill of $42.4 million, intangibles of $3.7 million and other purchase adjustments were recorded upon completion of the acquisition. BHB was acquired for a total purchase price of $64.0 million of cash.

The PrivateBank - Michigan
June 20, 2005

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

At June 20, 2005 (in 000’s)
Cash and cash equivalents	$ 15,711
Fixed assets	1,476
Investments	5,147
Loans, net	310,684
Other assets	9,805
Total assets acquired	$342,823
Total deposits	273,813
Trust Preferred Securities	8,248
Other liabilities	36,236
Current liabilities	5,068
Total liabilities assumed	323,365
Net assets acquired	$ 19,458

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

  Overview

PrivateBancorp was organized as a Delaware corporation in 1989 to serve as the holding company for a Chicago-based de novo (start-up) bank. Our flagship downtown Chicago location opened in 1991. We expanded to Wilmette in north suburban Cook County in 1994 and Oak Brook in west suburban DuPage County in 1997. We established the St. Charles office in the Fox Valley in January 2000, in connection with our purchase of Towne Square Financial Corporation (a company which was in the process of forming a de novo bank) in August 1999. In February 2000, we consummated our acquisition of Johnson Bank Illinois adding two additional locations in Lake Forest and Winnetka, Illinois. On June 23, 2000, PrivateBancorp capitalized The PrivateBank - St. Louis. In May 2001, The PrivateBank - Chicago opened a second office in the Fox Valley area in Geneva, Illinois. In December 2002, The PrivateBank - Chicago acquired an 80% controlling interest in Lodestar Investment Counsel LLC (“Lodestar”), a Chicago-based investment adviser with $654.1 million of assets under management at June 30, 2005. Lodestar is a subsidiary of The PrivateBank - Chicago. On June 15, 2004, the Company formed a new subsidiary, The PrivateBank Mortgage Company, as a result of the acquisition of Corley Financial Corporation, a Chicago based mortgage banking firm. On January 27, 2005, the Company opened a new Chicago banking office in Chicago’s Gold Coast neighborhood. In March of 2005, the Company opened a new banking office in a temporary space in downtown Milwaukee, Wisconsin. The PrivateBank - Wisconsin will open its permanent space at 743 N. Water Street in downtown Milwaukee in the third quarter of 2005. On June 20, 2005, the Company completed its acquisition of Bloomfield Hills Bancorp, Inc., including its bank subsidiary, The Private Bank, now known as The PrivateBank - Michigan, and a mortgage banking subsidiary. The PrivateBank - Michigan has three banking offices located in the suburban Detroit communities of Bloomfield Hills, Grosse Pointe, and Rochester. The PrivateBank - Michigan also operates a trust and wealth management unit and a mortgage banking subsidiary.

For financial information regarding the Company’s five separate lines of business, The PrivateBank - Chicago, The PrivateBank - St. Louis (which currently includes The PrivateBank - Wisconsin), The PrivateBank - Michigan, Wealth Management and Holding Company Activities, see “Operating Segments Results” beginning on page 32 and “Note 5 — Operating Segments” to the unaudited consolidated financial statements of the Company included on page 12.

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

Non-interest expense consists primarily of salary and employee benefits, occupancy expense and professional fees. Non-interest expenses are heavily influenced by the growth of operations. Our growth directly affects the majority of our expense categories. Our efficiency ratio is better as compared to peer group levels due to our staffing model. We have fewer employees that manage more business thereby resulting in lower expenses as a percentage of total revenues as compared to our peers.

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

For PrivateBancorp, Inc., the accounting policies that are viewed as critical are those relating to estimates and judgments regarding the determination of the adequacy of the allowance for loan losses and the estimation of the valuation of goodwill and the useful lives applied to intangible assets.

Allowance for Loan Losses

We maintain an allowance for loan losses at a level management believes is sufficient to absorb credit losses inherent in our loan portfolio. The allowance for loan losses represents our estimate of probable losses in the portfolio at each balance sheet date and is based on a review of available and relevant information. The allowance contains provisions for probable losses that have been identified relating to specific borrowing relationships as well as probable losses inherent in our loan portfolio and credit undertakings that are not specifically identified. Our allowance for loan losses is reassessed quarterly to determine the appropriate level of the allowance. The amount of the allowance for loan losses is determined based on a variety of factors, including assessment of the credit risk of the loans in the portfolio, evaluation of watch list loans, volume of loans in the portfolio, delinquent loans, impaired loans, evaluation of current economic conditions in the market area, actual charge-offs and recoveries during the period and historical loss experience. The unallocated portion of the reserve involves the exercise of judgment by management and reflects various considerations, including management’s view that the reserve should have a margin that recognizes the imprecision inherent in the process of estimating credit losses.

Management adjusts the allowance for loan losses by recording a provision for loan losses in an amount sufficient to maintain the allowance at the level determined appropriate. Loans are charged-off when deemed to be uncollectible by management. We believe that the allowance for loan losses is adequate to provide for estimated probable credit losses inherent in our loan portfolio. The allowance for loan losses as a percentage of total loans was 1.15% as of June 30, 2005, unchanged from 1.15% at December 31, 2004 and compared to 1.23% at June 30, 2004.

Goodwill and Intangible Assets

During 2001, The PrivateBank - Chicago recorded approximately $12.2 million in goodwill in connection with the Johnson Bank Illinois acquisition. During 2002, the Company recorded $8.4 million of goodwill and $2.5 million in customer intangibles in connection with the acquisition of Lodestar. The customer intangible assets are amortized over an estimated useful life of 15 years. During the second quarter 2004, the Company recorded $1.3 million of goodwill in connection with the acquisition of Corley Financial. During the second quarter 2005, the Company recorded $42.4 million in goodwill, $3.2 million of client deposit intangibles and $500,000 of wealth management intangibles in connection with the acquisition of The PrivateBank - Michigan. The amortization expense related to The PrivateBank - Michigan intangibles will be amortized over 10 years using an accelerated method of amortization.

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

Goodwill at June 30, 2005 was $63.0 million compared to $20.5 million at June 30, 2004, an increase of $42.5 million, resulting from the acquisition of The PrivateBank - Michigan. Total customer intangibles at June 30, 2005 were $5.8 million. Amortization expense related to the Lodestar customer intangible assets of $2.1 million is currently recognized at approximately $169,500 per year until 2017. The amortization expense related to The PrivateBank - Michigan intangibles of $3.7 million for the years 2005 through 2010 will be approximately $241,000, $441,000, $423,000, $406,000 and $389,000, respectively.

RESULTS OF OPERATIONS -THREE AND SIX MONTHS
ENDED JUNE 30, 2005 AND 2004
  Net Income

Net income for the second quarter ended June 30, 2005, was $7.9 million compared to second quarter 2004 net income of $6.5 million. Earnings per diluted share increased 23% to $0.38 in the second quarter 2005 compared to $0.31 per diluted share in the second quarter 2004. Net income for the six months ended June 30, 2005, increased to $15.7 million, or $0.75 per diluted share, compared to $12.4 million, or $0.60 per diluted share, for the same period last year, reflecting diluted earnings per share improvement of 25%. Results of The PrivateBank - Michigan are included since the date of acquisition, June 20, 2005.

The growth in net income between periods results from increases in interest earning assets and strong growth in fee income. Increases in fee income are primarily the result of our growing wealth management fee revenue and reflect the inclusion of income from our mortgage banking subsidiary, which we acquired in June of 2004. Our income growth has been offset by growth in non-interest expense which grew at a slower rate than revenue as evidenced by our efficiency ratio, which improved to 47.0% in the second quarter 2005 from 50.8% in the prior year quarter.

  Net Interest Income

Net interest income is the difference between interest income on earning assets and interest expense on deposits and borrowings. Interest income includes amortization of net loan origination fees and costs recorded from loans. Interest expense includes amortization of prepaid fees on brokered deposits and issuance costs of trust preferred securities. Net interest margin represents net interest income on a tax equivalent basis as a percentage of average earning assets during the period. Net interest margin reflects the spread between average yields earned on interest earning assets and the average rates paid on interest-bearing deposits and borrowings. The volume of non-interest-bearing funds, largely comprised of demand deposits and capital, also affects net interest margin.

For the second quarter 2005, net interest income of the Company totaled $21.8 million compared to second quarter 2004 net interest income of $17.3 million, primarily due to growth in earning assets compared to the year earlier period. Net interest margin (on a tax equivalent basis) was 3.53% in the second quarter 2005, up slightly from 3.51% in the prior year second quarter and down from 3.57% in the first quarter 2005. During the second quarter 2005, total cost of funds increased by 31 basis points from first quarter 2005, as a result of volume increases and increases in money market deposit rates, the repricing of wholesale funding and to a lesser extent, the impact of the issuance of $50.0 million of trust preferred securities on June 20, 2005 in connection with The PrivateBank - Michigan acquisition. Yield on average interest earning assets increased by 23 basis points during the quarter due primarily to increased loan volumes and increases in the prime rate. During the second quarter 2005, the annualized yield on the Federal Home Loan Bank of Chicago (“FHLB (Chicago)”) stock dividend was unchanged at 5.5%. On July 15, 2005, the Company redeemed $10.0 million of its FHLB (Chicago) stock, reducing this investment to $157.0 million. On July 20, 2005, the FHLB (Chicago) announced that it would pay an annualized dividend yield of 5.0% in the third quarter 2005.

Net interest income on a tax equivalent basis was $44.7 million for the six months ended June 30, 2005 compared to $37.0 million for the same period in 2004. Net interest margin (on a tax equivalent basis) was 3.55% for the six months ended June 30, 2005, compared to 3.65% in the prior year period. The decline in net interest margin during the six months ended June 30, 2005 as compared to the same period in 2004 was primarily attributable to an increase of 88 basis points in the rates paid on our interest bearing liabilities, which more than offset the 68 basis point increase in the rates earned on interest yielding assets.

A changing interest rate environment has an effect on our net interest margin. Approximately 70% of the loan portfolio is indexed to the prime rate of interest or otherwise adjusts with other short-term interest rates and may reprice faster than our deposits and floating rate borrowings. The continued flattening of the yield curve negatively impacts our net interest margin; however, over the long term, we expect our net interest margin to benefit during a rising interest rate environment and alternatively, if market interest rates decrease, we expect our net interest margin to decrease.

The following tables present a summary of our net interest income and related net interest margin, calculated on a tax equivalent basis (dollars in thousands):

	Three Months Ended June 30,
	2005			2004
	Average Balance(1)	Interest	Rate	Average Balance(1)	Interest	Rate
Fed funds sold and other short-term investments	$12,643	$93	2.89%	$1,944	$4	0.78%
Investment securities (taxable)	549,885	6,972	5.05%	489,759	5,289	4.29%
Investment securities (non-taxable)	205,744	3,581	6.96%	215,469	3,631	6.74%
Loans, net of unearned discount(2)	1,808,069	29,198	6.43%	1,377,610	18,702	5.40%
Total earning assets	$2,576,341	$39,844	6.16%	$2,084,782	$27,626	5.27%
Interest-bearing deposits	$1,892,235	$13,586	2.88%	$1,474,100	$7,155	1.95%
Funds borrowed	348,216	2,750	3.12%	320,766	1,552	1.91%
Trust preferred securities	27,229	591	8.69%	20,000	485	9.70%
Total interest-bearing liabilities	$2,267,680	16,927	2.99%	$1,814,865	9,192	2.03%
Tax equivalent net interest income(3)		$22,917			$18,434
Net interest spread(4)			3.17%			3.24%
Net interest margin(3)(5)			3.53%			3.51%

Six Months Ended June 30,
	2005			2004
	Average Balance (1)	Interest	Rate	Average Balance(1	Interest	Rate
Fed funds sold and other short-term investments	$8,539	$127	2.94%	$1,797	$10	1.12%
Investment securities (taxable)	543,019	13,767	5.06%	482,704	10,879	4.48%
Investment securities(non-taxable)	204,404	7,106	6.95%	207,059	6,987	6.75%
Loans, net of unearned discount(2)	1,749,996	54,789	6.27%	1,320,804	36,382	5.48%
Total earning assets	$2,505,958	$75,789	6.05%	$2,012,364	$54,258	5.37%
Interest-bearing deposits	$1,830,379	$24,838	2.74%	$1,428,509	$13,248	1.86%
Funds borrowed	352,931	5,224	2.94%	313,348	3,038	1.92%
Trust preferred securities	23,615	1,076	9.11%	20,000	970	9.70%
Total interest-bearing liabilities	$2,206,925	$31,138	2.84%	$1,761,857	$17,256	1.96%
Tax equivalent net interest income(3)		$44,651			$37,002
Net interest spread(4)			3.21%			3.41%
Net interest margin(5)(3)			3.55%			3.65%

(1) Average balances were generally computed using daily balances.
(2) Nonaccrual loans are included in the average balances and do not have a material effect on the average yield. Interest due on non-accruing loans was not material for the periods presented.
(3) We adjust GAAP reported net interest income by the tax equivalent adjustment amount to account for the tax attributes on federally tax exempt municipal securities. The total tax equivalent adjustment reflected in the above table is $1.1 million and $1.1 million in the second quarters of 2005 and 2004, respectively. The total tax equivalent adjustment reflected in the above table is $2.2 million and $2.1 million for the six months ended June 30, 2005 and June 30, 2004, respectively. For GAAP purposes, tax benefits associated with federally tax-exempt municipal securities are reflected in income tax expense. The following table reconciles reported net interest income to net interest income on a tax equivalent basis for the periods presented:

Reconciliation of quarter net interest income to quarter net interest income on a tax equivalent basis
	Three months ended June 30,
	2005	2004
Net interest income	$21,792	$17,334
Tax equivalent adjustment to net interest income	1,125	1,100
Net interest income, tax equivalent basis	$22,917	$18,434
Reconciliation of year-to-date net interest income to year-to-date net interest income on a tax equivalent basis
	Six months ended June 30,
	2005	2004
Net interest income	$42,419	$34,885
Tax equivalent adjustment to net interest income	2,232	2,117
Net interest income, tax equivalent basis	$44,651	$37,002

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

Three Months Ended June 30, 2005

Compared to Three Months Ended June 30, 2004

	Change due to rate	Change due to volume	Change Due to mix	Total change
	(dollars in thousands)
Interest income/expense from:
Fed funds sold and other short-term investments	$ 10	$ 21	$ 58	$ 89
Investment securities (taxable)	928	643	113	1,684
Investment securities (non-taxable)(1)	118	(163)	(6)	(51)
Loans, net of unearned discount	3,544	5,796	1,156	10,496
Total tax equivalent interest income(1)	$ 4,600	$ 6,297	$ 1,321	$ 12,218
Interest-bearing deposits	$ 3,427	$ 2,030	$ 974	$ 6,431
Funds borrowed	969	131	98	1,198
Trust preferred securities	(50)	175	(19)	106
Total interest expense	$ 4,346	$ 2,336	$ 1,053	$ 7,735
Net tax equivalent interest income(1)	$ 254	$ 3,961	$ 268	$ 4,483

Six Months Ended June 30, 2005

Compared to Six Months Ended June 30, 2004

	Change due to rate	Change due to volume	Change Due to mix	Total change
	(dollars in thousands)
Interest income/expense from:
Fed funds sold and other short-term investments	$ 16	$ 38	$ 63	$ 117
Investment securities (taxable)	1,392	1,339	157	2,888
Investment securities (non-taxable)(1)	210	(89)	(2)	119
Loans, net of unearned discount	5,166	11,660	1,581	18,407
Total tax equivalent interest income(1)	$ 6,784	$ 12,948	$ 1,799	$ 21,531
Interest-bearing deposits	$ 6,208	$ 3,707	$ 1,675	$ 11,590
Funds borrowed	1,595	376	215	2,186
Trust preferred securities	(58)	174	(10)	106
Total interest expense	$ 7,745	$ 4,257	$ 1,880	$ 13,882
Net tax equivalent interest income(1)	$ (961)	$ 8,691	$ (81)	$ 7,649

(1) Interest income on tax-advantaged investment securities reflects a tax equivalent adjustment based on a marginal federal corporate tax rate of 35% for 2005 and 34% for 2004. The total tax equivalent adjustment reflected in the above table $1.1 million and $1.1 million in second quarters of 2005 and 2004, respectively. The total tax equivalent adjustment reflected in the above table is $2.2 million and $2.1 million for the six months ended June 30, 2005 and June 30, 2004, respectively.

Provision for Loan Losses

For the three months ended June 30, 2005, the provision for loan losses was $1.9 million compared to $724,000 for the comparable period in 2004. The increase in the provision for loan losses reflects the impact of continued strong loan growth and an increase in net charge-offs during the quarter. Net charge-offs totaled $310,000 for the quarter ended June 30, 2005 versus net recoveries of $51,000 for the second quarter of 2004 and net recoveries of $60,000 for the quarter ended March 31, 2005. For the six months ended June 30, 2005, the provision for loan losses was $2.8 million compared to $2.1 million in the prior year period.

Our allowance for loan losses is reassessed quarterly to determine the appropriate level of the reserve. Our analysis is influenced by the following factors: credit quality of loans, the volume and quality of loans and commitments in the portfolio, historical loss experience, and economic conditions. A discussion of the allowance for loan losses and the factors on which provisions are based begins on page 35.

  Non-interest Income

Non-interest income was $4.5 million in the second quarter 2005 compared to $3.6 million during the second quarter 2004, reflecting an increase of $871,000 or 24% from the second quarter 2004. The combined impact of $1.0 million in securities gains and a $972,000 loss from the fair market value adjustment of an interest rate swap during the second quarter of 2005 resulted in a $73,000 net benefit to non-interest income. For the second quarter 2004, a $1.3 million gain from the interest rate swap combined with $1.2 million of securities losses resulted in a net gain of $159,000.

Non-interest income for the six months ended June 30, 2005 was $8.8 million compared to $6.5 million during the same period in 2004, reflecting an increase of $2.3 million or 35% from the second quarter. This increase reflects the combined impact of the fair market value adjustment on the interest rate swap and net securities gains and losses, which resulted in gains of $447,000 during the six months ended June 30, 2005, versus gains of $91,000 in the prior year period.

The following table presents the breakdown of income from wealth management, mortgage banking, banking and other services, and bank owned life insurance for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Wealth management fee revenue	$2,468	$2,129	$4,783	$4,087
Mortgage banking income	1,076	782	1,818	1,246
Banking and other services	568	436	1,107	870
Bank owned life insurance	317	125	644	249
Total wealth management, mortgage banking and other income	$4,429	$3,472	$8,352	$6,452

Wealth management fee income totaled $2.5 million for the second quarter of 2005, an increase of $339,000, or 16% from the second quarter of 2004 and an increase of $152,000, or 7% from the first quarter of 2005. The increase in wealth management fee revenue over the prior year period primarily reflects the addition of new business and improvements in the performance of the equity markets. Of the $2.5 million, approximately $552,000 was revenue generated in the second quarter 2005 from wealth management services provided to those clients where a third-party investment manager is utilized, compared to $534,000 in the second quarter 2004. A portion of revenue is used to pay these third-party investment managers and the remaining amount of fees collected are utilized to cover costs associated with administering other aspects of the wealth management services that we provide to clients. The fees paid to third-party investment managers are included in the professional fees category of non-interest expense.

Total wealth management assets under management were $2.0 billion at June 30, 2005, compared to $1.6 billion at June 30, 2004, and up from $1.7 billion at December 31, 2004. Of the June 30, 2005 amounts, trust services assets under management were $1.1 billion, Lodestar assets under management were $654.1 million, and The PrivateBank - Michigan assets under management were $210.0 million. Excluded from the total wealth management assets under management are $103.2 million of trust services assets that are managed by Lodestar. At June 30, 2004, trust services managed $980.9 million of assets, Lodestar managed $609.2 million of assets, and $63.6 million of trust assets managed by Lodestar were excluded from total wealth management assets under management. Growth in assets under management at June 30, 2005 compared to the prior year reflects the impact of net new business generated and the acquisition of The PrivateBank - Michigan.

Residential mortgage fee income was $1.1 million during the second quarter of 2005 compared to $782,000 during the prior year quarter. The growth in residential mortgage fee income between periods is due to the revenue generated by The PrivateBank Mortgage Company, which we acquired on June 15, 2004. For the six months ended June 30, 2005, residential mortgage fee income was $1.8 million compared to $1.2 million for the six months ended June 30, 2004.

During the second quarter of 2005, bank owned life insurance (BOLI) revenue increased to $317,000 as compared to revenue of $125,000 in the second quarter of 2004. In the second quarter 2004, the Company purchased an additional $22.0 million of BOLI, which covers certain higher-level employees who are deemed to be significant contributors to the Company. All employees included in this policy are aware and have consented to the coverage. The cash surrender value of BOLI at June 30, 2005 was $34.8 million, compared to $11.5 million at June 30, 2004 and is included in other assets on the balance sheet.

  Non-interest Expense

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Salaries and employee benefits	$7,158	$6,057	$14,176	$12,092
Occupancy	1,804	1,350	3,542	2,710
Professional fees	1,343	1,451	2,676	2,565
Marketing	645	703	1,259	1,198
Data processing	627	513	1,209	960
Postage, telephone and delivery	256	227	510	456
Office supplies and printing	137	127	332	262
Insurance	270	207	533	422
Amortization of intangibles	57	42	99	84
Other expense	602	543	1,146	1,010
Total non-interest expense	$12,899	$11,220	$25,482	$21,759

Non-interest expense increased to $12.9 million in the second quarter 2005 from $11.2 million in the second quarter 2004, an increase of 15%. For the six months ended June 30, 2003, non-interest expense was $25.5 million compared to $21.8 million in the prior year period, reflecting an increase of 17%.

The increase in non-interest expense between periods is attributable to increases in costs associated with the Company's continued growth, and includes increases in personnel costs associated with our growing client service team, as well as increases in occupancy, marketing expenses, professional fees and data processing costs.

Our efficiency ratio (non-interest expense divided by the sum of net interest income on a tax equivalent basis plus non-interest income) improved to 47.0% for the second quarter 2005 compared to 50.8% for the second quarter 2004. Our current efficiency ratio reflects the impact of faster growth in net interest income, coupled with slower growth in non-interest expenses. On a tax-equivalent basis, this ratio indicates that in the second quarter 2005, we spent 47.0 cents to generate each dollar of revenue, compared to 50.8 cents in the second quarter of 2004. Our efficiency ratio for the six months ended June 30, 2005 was 47.7% compared to the efficiency ratio of 50.0% for the six months ended June 30, 2004. During 2005, we expect our efficiency ratio to increase modestly as a result of the inclusion of The PrivateBank - Michigan, given their higher efficiency ratio and the planned opening of The PrivateBank - Wisconsin office. Please refer to footnote 3 on page 27 for a reconciliation of net interest income to net interest income on a tax equivalent basis.

Salaries and benefits increased to $7.2 million, or 18% during the second quarter 2005 as compared to the year ago quarter, reflecting the increased level of full-time equivalent employees to 362 people at June 30, 2005 from 252 people at June 30, 2004. Salaries and benefits increased to $14.2 million, or 17% during the six months ended June 30, 2005 as compared to the year ago period. The Company has continued to add qualified, experienced managing directors to its team to support growth of the organization. The number of Managing Directors increased to 105 as of June 30, 2005 from 71 at June 30, 2004; 21 managing directors were added to our banks during the second quarter 2005, 18 of which came from The PrivateBank - Michigan.

Occupancy expense increased by 34% over the prior year quarter to $1.8 million from $1.4 million in the prior year quarter. Occupancy expense was $3.5 million for the six months ended June 30, 2004 compared to $2.7 million in the prior year period. The increase is primarily due to depreciation and occupancy expense associated with the build-out of the Gold Coast office, renovations at our Lake Forest office and the costs associated with the temporary office space for The PrivateBank - Wisconsin. We expect occupancy expense to increase in future quarters with the completion of the build-out in Wisconsin, the opening of the permanent offices of The PrivateBank - Wisconsin which is planned for the third quarter 2005 and the addition of the Michigan offices.

Professional fees, which include fees paid for legal, accounting, consulting, information systems consulting services and third-party investment management fees, decreased to $1.3 million during the second quarter of 2005, reflecting a decrease of 7% over the prior year quarter; 2004 professional fees were higher due to the first-year implementation impact of Sarbanes-Oxley requirements. During the six months ended June 30, 2005, professional fees increased by 4% to $2.7 million over the prior year period. Marketing expense decreased 8% to $645,000 during the second quarter 2005 over the prior year quarter and increased 5% to $1.3 million for the six months ended June 30, 2005 as compared to the prior year period. This increase year over year reflects marketing initiatives related to our Gold Coast office as well as receptions and events at our existing offices. Insurance expense increased 30% during the first quarter 2005 over the prior year quarter and increased 26% or $111,000 for the six months ended June 30, 2005 compared to the prior year period and is due primarily to added costs that result from the growth of our Company and increased costs in the insurance marketplace.

During the first six months of 2005, we amortized $99,000 in intangible assets, $85,000 related to our acquisition of a controlling interest in Lodestar and $14,000 related to our acquisition of The PrivateBank - Michigan, compared to $84,000 in the first six months of 2004.

Minority Interest Expense

On December 30, 2002, The PrivateBank - Chicago acquired an 80% controlling interest in Lodestar. The Company records its 20% non-controlling interest in Lodestar related to Lodestar’s results of operations, in minority interest expense on the consolidated statement of income. For the quarters ended June 30, 2005 and 2004, we recorded $73,000 and $65,000 of minority interest expense respectively.

  Income Taxes

The following table shows our income before income taxes, applicable income taxes and effective tax rate for the six months ended June 30, 2005 and 2004, respectively (in thousands):

	Six months ended June 30,
	2005	2004
Income before taxes	$22,785	$17,487
Income tax provision	7,080	5,081
Effective tax rate	31.1%	29.1%

The effective income tax rate varies from statutory rates principally due to certain interest income, which is tax-exempt for federal or state purposes, and certain expenses, which are disallowed for tax purposes. Income before taxes for the second quarter 2005 grew 28% over second quarter 2004. Income from federally tax-exempt investment securities increased modestly by 2% during the first six months of 2005 versus the first six months of 2004. The average balance of federally tax-exempt investment securities was $204.4 million at June 30, 2005 compared to $207.1 million at June 30, 2004, a decrease of 1%. The decrease in federally tax-exempt municipal bond income as a percentage of income before taxes has therefore been the primary cause for the increase in our effective tax rate which is 31.1% for the six months ended June 30, 2005 versus 29.1% in the prior year period. We expect our effective tax rate to continue to increase if the growth in federally tax-exempt income does not keep pace with the growth in income before taxes.

Operating Segments Results

As described in Note 5 to the consolidated financial statements included in this report, the Company’s operations consist of five primary business segments: The PrivateBank - Chicago, The PrivateBank - St. Louis (including The PrivateBank - Wisconsin), The PrivateBank - Michigan, Wealth Management and Holding Company Activities.

The profitability of The PrivateBank - Chicago is primarily dependent on net interest income, provision for loan losses, non-interest income and non-interest expense. Net income for The PrivateBank - Chicago for the six months ended June 30, 2005 increased 31% to $16.3 million from $12.4 million at June 30, 2004. The growth in net income for the period resulted from improvements in net interest income, which was driven by increases in loans and investments. Improvement in net interest income and non-interest income for the six months ended June 30, 2005 more than offset increases in operating expenses associated with continued growth of The PrivateBank - Chicago as compared to the same period in 2004. Net interest income for The PrivateBank - Chicago for the six months ended June 30, 2005 increased to $37.2 million from $29.8 million, or 25%, primarily due to growth in earning assets.

Total loans at The PrivateBank - Chicago increased by 31%, or $379.3 million, to $1.6 billion at June 30, 2005 as compared to total loans of $1.2 billion at June 30, 2004. Growth in commercial real estate, construction and commercial loan categories accounts for the majority of loan growth. Total deposits increased by 22% to $1.9 billion at June 30, 2005, from $1.5 billion at June 30, 2004. Growth in non-interest bearing demand deposits and money market deposits accounted for the majority of the deposit growth. Brokered deposits were $316.0 million at June 30, 2005 compared to $364.7 million in the prior year, a decrease of 13%.

Financial results of The PrivateBank - St. Louis include the results of The PrivateBank - Wisconsin. Net income for The PrivateBank - St. Louis for the six months ended June 30, 2005 decreased 14% to $983,000 as compared to $1.1 million in the prior year period primarily due to the inclusion of a net loss of $550,000 from start-up operations of The PrivateBank - Wisconsin. Excluding the results of The PrivateBank - Wisconsin, net income of The PrivateBank - St. Louis increased by 33% year over year. This growth in net income of The PrivateBank - St. Louis resulted primarily from increases in net interest income. Non-interest expense for this segment includes $767,000 of expenses related to The PrivateBank - Wisconsin. Net interest income for The PrivateBank - St. Louis for the six months ended June 30, 2005 increased to $5.0 million from $3.4 million in the prior year period, an increase of 45%, primarily due to growth in earning assets.

Total loans at The PrivateBank - St. Louis increased 52% to $260.7 million at June 30, 2005 from $171.2 million at June 30, 2004, due primarily to growth in commercial real estate, construction and commercial loan categories. Total deposits increased by $83.2 million to $253.3 million at June 30, 2005 from $170.1 million at June 30, 2004. The majority of the deposit growth at The PrivateBank - St. Louis was due to increased non-interest bearing deposits during the six months ended June 30, 2005 as compared to the prior year period. Brokered deposits were $69.7 million at June 30, 2005, an increase of $20.5 million since June 30, 2004. Included in St. Louis totals are Wisconsin loans of $7.5 million and deposits of $8.7 million.

Wealth management includes investment management, personal trust and estate services, custodial services, retirement accounts and brokerage and investment services. Wealth management assets under management increased by $394.3 million to $2.0 billion at June 30, 2005, as compared to $1.6 billion at June 30, 2004, due primarily to the inclusion of $210.0 million of assets under management of The PrivateBank - Michigan, improvement in the equity markets and increases in net new business. Wealth management fee revenue was $4.8 million for the six months ended June 30, 2005, compared to $4.1 million for the six months ended June 30, 2004.

Holding Company Activities consist of parent company only matters. The Holding Company’s most significant assets are its net investments in its four banking subsidiaries, The PrivateBank - Chicago, The PrivateBank - St. Louis, The PrivateBank - Michigan, which was acquired as part of the Company’s acquisition of BHB on June 20, 2005, and our mortgage banking subsidiary, The PrivateBank Mortgage Company, which was formed as a result of the Company’s acquisition of Corley Financial on June 15, 2004. Holding Company Activities are reflected primarily by interest expense on borrowings and operating expenses of the parent company. Recurring holding company operating expenses consist primarily of compensation (amortization of restricted stock awards, other salary expense) and miscellaneous professional fees.

The Holding Company Activities segment reported a net loss of $2.3 million for the six months ended June 30, 2005 as compared to a net loss of $1.9 million for the six months ended June 30, 2004. The increase in net loss for 2005 as compared to the prior year period reflects a 21% increase in non-interest expense, primarily resulting from increases in the amortization of restricted share grants and increases in professional fees and a 13% increase in interest expense primarily due to the issuance of $50.0 million of trust preferred securities, the addition of $8.0 million of trust preferred securities acquired as a result of The PrivateBank - Michigan acquisition and the drawdown on a line of credit with a correspondent bank in connection with The PrivateBank - Michigan acquisition.

Total loans at The PrivateBank - Michigan were $315.8 million at June 30, 2005. Total deposits were $301.3 million at June 30, 2005. Net income for The PrivateBank - Michigan from the date of acquisition was $183,000.

  FINANCIAL CONDITION

  Total Assets

Total assets increased to $3.2 billion at June 30, 2005, an increase of $666.2 million, or 26% over total assets of $2.5 billion at December 31, 2004, and an increase of $1.0 billion, or 46% over total assets of $2.2 billion at June 30, 2004. The balance sheet growth during the six months ended June 30, 2005 was accomplished mainly through the addition of $418.6 million in assets of The PrivateBank - Michigan and loan growth throughout the Company. The growth in assets was funded primarily through core deposit growth and increases in FHLB advances.

  Loans

Total loans increased to $2.2 billion, an increase of $539.2 million, or 33%, from $1.6 billion at December 31, 2004 and an increase of $785.0 million, or 56%, from $1.4 billion June 30, 2004.

Loan growth since December 31, 2004 has occurred primarily in the construction, commercial and residential real estate loan categories. Loan growth is primarily attributable to the inclusion of $315.8 million of loans from The PrivateBank - Michigan and growth in the portfolio of The PrivateBank - Chicago of $168.8 million. The PrivateBank - St. Louis had loans outstanding of $260.7 million at June 30 2005, which reflects growth of $54.6 million, or 26%, since December 31, 2004, and includes $7.5 million in loans from The PrivateBank - Wisconsin.

The following table sets forth the composition of our loan portfolio net of unearned discount by category (in thousands) at the following dates:

	June 30, 2005	% loans to total loans	December 31, 2004	% loans to total loans	June 30, 2004	% loans to total loans
Loans
Commercial real estate	$985,575	45%	$855,396	52%	$711,097	51%
Commercial	431,522	20%	285,336	17%	224,143	16%
Residential real estate	165,848	8%	90,590	5%	83,434	6%
Personal (1)	122,251	6%	83,746	5%	72,302	5%
Home Equity	149,410	7%	119,115	7%	109,756	8%
Construction	337,936	15%	219,180	13%	206,854	15%
Total loans, net of unearned discount	$2,192,542	100%	$1,653,363	100%	$1,407,586	100%

(1)	Includes overdraft lines.

  Allowance for Loan Losses

Loan quality is continually monitored by management and reviewed by the loan committees of the boards of directors of the banks on a quarterly basis. The amount of additions to the allowance for loan losses, which is charged to earnings through the provision for loan losses, is determined based on a variety of factors, including assessment of the credit risk of the portfolio, evaluation of loans classified as special mention, sub-standard and doubtful loans, delinquent loans, evaluation of current economic conditions in the market area, actual charge-offs during the year, historical loss experience and industry loss averages. The unallocated portion of the reserve involves the exercise of judgment by management and reflects various considerations, including management’s view that the reserve should have a margin that recognizes the imprecision inherent in the process of estimating credit losses.

We maintain an allowance for loan losses sufficient to absorb credit losses inherent in our loan portfolio. The allowance for loan losses represents our estimate of probable losses in the portfolio at each balance sheet date and is supported by all available and relevant information. The allowance contains provisions for probable losses that have been identified relating to specific borrowing relationships, as well as probable losses inherent in the loan portfolio and credit undertakings that are not specifically identified. Management’s application of the methodology for determining the allowance for loan losses resulted in an allowance for loan losses of $25.2 million at June 30, 2005 compared with $19.0 million at December 31, 2004. The increase in the provision from December 31, 2004 reflects the inclusion of $3.6 million of loan loss reserves of The PrivateBank - Michigan, management’s judgment about the generalized risk of real estate related lending in various markets, the addition of new lending personnel as well as strong loan growth from the existing office during the first six months of 2005. We believe that the allowance for loan losses is adequate to provide for estimated probable credit losses inherent in our loan portfolio.

The allowance for loan losses as a percentage of total loans was 1.15% at June 30, 2005, unchanged from December 31, 2004 and 1.23% at June 30, 2004. Net charge-offs totaled $250,000 for the six months ended June 30, 2005 versus net recoveries of $154,000 in the year earlier period. The provision for loan losses was $2.8 million for the six months ended June 30, 2005, versus $2.1 million for the six months ended June 30, 2004.

Following is a summary of changes in the allowance for loan losses for the six months ended June 30, 2005 and 2004 (in thousands):

	2005	2004
Balance, January 1	$18,986	$15,100
Provisions charged to earnings	2,802	2,050
Addition of The PrivateBank - Michigan loan loss reserve	3,614	--
Loans charged-off, net of recoveries	(250)	154
Balance, June 30	$25,152	$17,304

The following table shows our allocation of the allowance for loan losses by specific category at the dates shown.

Allocation of the Allowance for Loan Losses	June 30, 2005		December 31, 2004		June 30, 2004
($ in thousands)	Amount	% of allowance to total allowance	Amount	% of loans to total loans	Amount	% of allowance to total allowance
Allocated Inherent Reserve:
CRE Loans	11,064	44%	8,445	44%	7,894	46%
Commercial Loans	5,499	22%	3,277	17%	2,882	17%
Residential Loans	430	2%	222	1%	231	1%
Personal Loans	1,446	6%	736	4%	611	3%
Home Equity Loans	418	1%	298	2%	307	2%
Construction Loans	3,775	15%	2,659	14%	2,889	17%
Allocated Inherent Reserve	22,632	90%	15,637	82%	14,814	86%
Specific Reserve	--	--	1,669	9%	2,445	14%
Unallocated Inherent Reserve	2,520	10%	1,680	9%	45	--
Total Reserve for Credit Losses	$25,152	100%	$18,986	100%	$17,304	100%

We considered various qualitative and quantitative factors about the loan portfolio in determining the level of the allowance for loan losses. Under our methodology, the allowance for loan losses is comprised of the following components:

Allocated Inherent Component of the Reserve

The allocated portion of the allowance for loan losses is based on loan type and, starting in the second quarter 2005, the allowance is also allocated by loan risk within each loan type. The Company assigns each of its loans a risk rating at the time of loan origination and either confirms or changes the risk rating at the time of subsequent reviews, loan renewals or upon default. The loss allocations are based on a combination of a historical analysis of the Company’s losses and adjustment factors deemed relevant by management. The adjustment factors take into account banking industry-wide loss statistics, current facts and circumstances, and long-term economic trends. During the second quarter 2005, the historical analysis was enhanced to include a five-year migration analysis of the Company’s losses and the documentation of the loss adjustment factors was enhanced.

The allocated inherent component of the reserve increased by $7.0 million during the first six months of 2005, from $15.6 million at December 31, 2004 to $22.6 million at June 30, 2005. The increase in the allocated portion of the reserve reflects higher loan volumes in every category, particularly construction, commercial, and residential real estate loans.

Specific Component of the Reserve

For loans where management deems either the amount or the timing of the repayment to be significantly impaired, there are specific reserve allocations established. The specific reserve is based on a loan’s current value compared to the present value of its projected future cash flows, collateral value or market value, as is relevant for the particular loan pursuant to SFAS 114, “Accounting by Creditors for Impairment of a Loan.” As of June 30, 2005, management has concluded that there are no loans in the portfolio that require specific reserves.

The specific component of the reserve decreased by approximately $1.4 million during the first six months of 2005, from $1.7 million at December 31, 2004 to zero at June 30, 2005 after giving effect to $250,000 in charge-offs during the period.

Unallocated Inherent Components of the Reserve

The unallocated inherent component of the reserve is based on management’s review of other factors affecting the determination of probable losses inherent in the portfolio, which are not necessarily captured by the application of loss and loss adjustment factors. This portion of the reserve analysis involves the exercise of judgment and reflects consideration such as management’s view that the reserve should have a margin that recognizes the imprecision inherent in the process of estimating credit losses.

The unallocated inherent component of the reserve increased by $841,000 for the first six months of 2005, from $1.7 million at December 31, 2004 to $2.5 million at June 30, 2005.

Nonperforming Loans

The following table classifies our non-performing loans as of the dates shown:

	6/30/05	3/31/05	12/31/04	9/30/04	6/30/04
	(dollars in thousands)
Nonaccrual loans	$ 1,212	$ 1,448	$ 1,090	$ 797	$ 151
Loans past due 90 days or more	2,026	1,335	1,438	1,638	644
Total nonperforming loans	3,238	2,783	2,528	2,435	795
OREO	413	--	--	--	--
Total nonperforming assets	$3,651	$2,783	$2,528	$2,435	$ 795
Total nonaccrual loans to total loans	0.06%	0.08%	0.07%	0.05%	0.01%
Total nonperforming loans to total loans	0.17%	0.16%	0.15%	0.17%	0.06%
Total nonperforming assets to total assets	0.11%	0.11%	0.10%	0.10%	0.04%

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

Nonaccrual loans were $1.2 million at June 30, 2005 as compared to $1.1 million at December 31, 2004 and $151,000 at June 30, 2004. Nonaccrual loans increased by $122,000 since December 31, 2004. Loans delinquent over 90 days increased by $588,000 since December 31, 2004 to $2.0 million.

Through the acquisition of BHB, the Company assumed $413,000 of OREO property, secured by various properties in the Detroit metropolitan area, consisting primarily of vacant land. The balance reflects the value of the properties and remaining proceeds expected from a condemnation action taken by Wayne County, Michigan.

 Investment Securities

The amortized cost and the estimated fair value of securities at June 30, 2005 and December 31, 2004, were as follows (in thousands):

	Investment Securities — Available-for-Sale
	June 30, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agency mortgage backed securities and collateralized mortgage obligations	$371,869	$ 1,712	$ (2,646)	$370,935
Corporate collateralized mortgage obligations	—	—	—	—
Tax exempt municipal securities	206,835	15,370	(1)	222,204
Taxable municipal securities	3,840	26	—	3,866
Federal Home Loan Bank stock	170,237	—	—	170,237
Other	1,529	447	—	1,976
Total	$754,310	$17,555	$ (2,647)	$769,218

	Investment Securities — Available-for-Sale
	December 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agency mortgage backed securities and collateralized mortgage obligations	$331,115	$ 3,690	$(1,755)	$333,050
Corporate collateralized mortgage obligations	1,843	—	—	1,843
Tax exempt municipal securities	203,102	9,270	(162)	212,210
Taxable municipal securities	3,841	21	—	3,862
Federal Home Loan Bank stock	208,096	—	—	208,096
Other	4,516	408	—	4,924
Total	$752,513	$13,389	$(1,917)	$763,985

All securities are classified as available-for-sale and may be utilized as part of our asset/liability management strategy in response to changes in interest rates, liquidity needs or significant prepayment risk. Available-for-sale securities are carried at fair value, with related unrealized net gains or losses, net of deferred income taxes, recorded as an adjustment to equity capital. At June 30, 2005, reported stockholders’ equity reflected unrealized securities gains net of tax of $9.2 million, an increase of $2.1 million from $7.1 million at December 31, 2004.

Securities available-for-sale increased to $769.2 million at June 30, 2005 from $764.0 million as of December 31, 2004. U. S. government agency mortgage backed securities and collateral mortgage obligations increased by $36.0 million at June 30, 2005 as compared to year-end due to purchases during the year. During the first six months of 2005, we redeemed $40.0 million in FHLB (Chicago) stock at par, bringing our investment in FHLB (Chicago) to $167.0 million at June 30, 2005 from $207.0 million at December 31, 2004. The Company’s consolidated investment in FHLB stock was $170.2 million at June 30, 2005, compared to $208.1 million at December 31, 2004; in addition to $167.0 million in FHLB (Chicago) stock, the Company owned $1.2 million in FHLB (Des Moines) stock and $2.0 million of FHLB (Indiana) stock at June 30, 2005. The FHLB (Chicago) paid a 6.5% (annualized) dividend during the first quarter 2004 and a 6.0% dividend in the second, third and fourth quarters of 2004. The FHLB (Chicago) paid an annualized dividend of 5.5% in the first and second quarters of 2005. The decrease in the dividend received from the FHLB (Chicago) adversely impacted our net interest margin; for the six months ended June 30, 2005, dividends received on our investment in FHLB (Chicago) stock represented $5.5 million, or 9%, of our interest income for the year. Due to continued strong loan growth and to take advantage of other earning asset opportunities, the Company redeemed another $10.0 million of its FHLB (Chicago) stock investment on July 15, 2005, reducing the investment to $157.0 million. On July 20, 2005, the FHLB (Chicago) announced that it would pay a 5.0% annualized dividend yield in the third quarter 2005.

  Deposits and Funds Borrowed

The following table presents the balances of deposits by category and each category as a percentage of total deposits at June 30, 2005 and December 31, 2004:

	June 30,		December 31,
	2005		2004
	Balance	Percent of Total	Balance	Percent of Total
	(dollars in thousands)
Non-interest bearing demand	$ 245,019	10%	$ 165,170	9%
Savings	15,327	1%	17,067	1%
Interest-bearing demand	118,089	5%	106,846	6%
Money market	1,138,591	47%	837,096	45%
Brokered deposits	385,725	16%	423,147	22%
Other time deposits	504,590	21%	323,309	17%
Total deposits	$2,407,341	100%	$1,872,635	100%

Total deposits of $2.4 billion at June 30, 2005 represent an increase of $534.7 million or 29% as compared to total deposits of $1.9 billion as of December 31, 2004. Core deposit growth, which represents total deposits less brokered deposits, exceeded loan growth, with core deposits increasing 61% over the past four quarters; excluding Michigan deposits, core deposits grew 37% year over year. Non-interest-bearing demand deposits increased by 48% to $245.0 million at June 30, 2005 as compared to $165.2 million at December 31, 2004. Savings deposits at June 30, 2005 decreased by 10%, to $15.3 million as compared to December 31, 2004 balances of $17.0 million. Interest-bearing demand deposits increased 11% to $118.1 million as compared to $106.8 million at December 31, 2004. Money market accounts increased by $301.5 million, or 36%, to $1.1 billion at June 30, 2005 as compared to $837.1 million at December 31, 2004. The growth in our money market deposits primarily results from growth in money market account relationships of $5.0 million or greater which has been an area of strategic focus, and are priced at a spread to the prime rate of interest. Brokered deposits decreased by 9% or $37.4 million to $385.7 million at June 30, 2005 as compared to $423.1 million at December 31, 2004. Other time deposits increased by approximately 56% to $504.6 million as compared to $323.3 million at year-end 2004.

We continue to utilize brokered deposits as a source of funding for growth in the loan and investment portfolios. Our brokered deposits to total deposits ratio was 16% at June 30, 2005 compared to 22% at December 31, 2004. We have issued certain brokered deposits that include call option provisions, which provide us with the opportunity to redeem the certificates of deposit on a specified date prior to the contractual maturity date.

As of June 30, 2005, we held eleven outstanding brokered deposits containing unexercised call provisions. We have brokered deposits with nine different brokers and we receive periodic information from other brokers regarding potential deposits. The scheduled maturities of brokered deposits, net of unamortized prepaid broker commissions, as of June 30, 2005, for the remaining 2005 and 2006 quarters and the fiscal years 2007 through 2009 and thereafter, are as follows:

Scheduled Maturities of Brokered Deposits
net of unamortized prepaid brokered commissions
at June 30, 2005
Maturity Date	Rate (1)	6/30/2005
3rd quarter 2005	2.10%	$35,922
4th quarter 2005	2.69%	48,162
1st quarter 2006	2.82%	27,642
2nd - 4th quarters 2006	3.20%	81,479
2007	3.63%	45,730
2008 (2)	3.48%	21,981
2009	4.12%	24,350
Thereafter (3) (4)	5.17%	102,561
Unamortized prepaid broker commissions		(2,102)
Total brokered deposits, net of unamortized prepaid broker commissions		$385,725

(1)	Represents the all-in rate of each brokered deposit.
(2)	This segment includes a callable $15.0 million brokered deposit with a maturity date of 3/26/2008 and callable monthly.
(3)
This segment includes several callable deposits: a $1.6 million brokered deposit with a maturity date of 5/19/2010 callable quarterly; a $3.6 million brokered deposit with a maturity date of 11/19/2012 and callable semi-annually; a $10.0 million brokered deposit with a maturity date of 2/11/2013 and callable monthly; a $10.0 million brokered deposit with a maturity date of 1/21/2014 and callable monthly; a $10.0 million brokered deposit with a maturity date of 12/17/2014 and callable monthly; a $9.7 million brokered deposit with a maturity date of 3/12/2024 and callable semi-annually; a $9.4 million brokered deposit with a maturity date of 4/23/2024 and callable monthly; a $7.5 million brokered deposit with a maturity of 1/28/2015 and callable semi-annually; and a $7.5 million brokered deposit with a maturity date of 6/30/2025, an original call date of 12/30/2005, and semi-annually thereafter.

(4)	This segment includes a zero coupon brokered deposit with a maturity date of 3/18/2024, an effective yield of 6.25% and callable semi-annually.

Membership in the FHLB system gives us the ability to borrow funds from the FHLB (Chicago) and from the FHLB (Des Moines) under a variety of programs. We have periodically used the services of the FHLB for funding needs and other correspondent services.

During the second quarter of 2005, our reliance on FHLB borrowings as a funding source increased by $23.9 million from March 31, 2005. FHLB borrowings totaled $308.8 million at June 30, 2005 compared to $230.7 million at June 30, 2004 and $249.3 million at December 31, 2004. Included in June 30, 2005 balances are The PrivateBank - Michigan FHLB borrowings of $40.0 million. The FHLB requires us to pledge collateral in connection with obtaining FHLB advances. Our pledged collateral consists of residential real estate loans and certain qualifying multi-family loans and investment securities.

The Company has a $40.0 million revolving credit facility with a commercial bank, which was originally entered into in February 2000 and currently has a $7.0 million outstanding balance. The revolving credit facility was amended on December 1, 2004 to extend the maturity to December 1, 2005. The interest rate on any borrowings under this revolving line resets quarterly, and is based on, at our option, either the lender’s prime or three-month LIBOR plus 120 basis points with a floor of 3.50%.

A summary of all funds borrowed and outstanding at June 30, 2005, December 31, 2004 and June 30, 2004 is presented in the tables below:

Funds Borrowed at June 30, 2005
Long Term Funds Borrowed:	Current Rate	Maturity	6/30/2005
FHLB fixed advance	4.64%	3/08/2010	$5,000
FHLB fixed advance	4.07%	3/20/2009	5,000
FHLB fixed advance	3.89%	11/17/2008	5,000
FHLB fixed advance	5.29%	6/23/2008	4,000
FHLB fixed advance	3.95%	5/05/2008	3,000
FHLB fixed advance	5.08%	10/24/2007	5,000
FHLB fixed advance	2.71%	7/07/2007	5,000
FHLB fixed advance	3.92%	2/09/2007	3,000
FHLB fixed advance	4.25%	12/28/2009	11,500
FHLB fixed advance	3.87%	12/23/2009	1,080
FHLB fixed advance	4.08%	2/02/2009	15,000
FHLB fixed advance	3.80%	1/25/2009	1,600
FHLB fixed advance	3.67%	9/29/2008	25,000
FHLB advance (1)	3.51%	12/13/2007	2,000
FHLB prepayable LIBOR fixed advance	2.86%	1/31/2007	10,000
FHLB fixed advance	3.41%	1/25/2007	1,500
FHLB prepayable LIBOR fixed advance	2.58%	12/8/2006	25,000
FHLB fixed advance	3.26%	11/16/2006	1,000
FHLB fixed advance	2.87%	11/14/2006	25,000
FHLB fixed advance	2.43%	7/17/2006	1,000
Total long-term funds borrowed			$154,680

Short term funds borrowed:
Borrowing under revolving line of credit	4.69%	12/01/2005	7,000
FHLB fixed advance	2.21%	6/26/2006	4,946
FHLB fixed advance	3.04%	6/23/2006	2,850
FHLB fixed advance	3.72%	3/31/2006	5,000
FHLB prepayable LIBOR fixed advance	3.05%	3/06/2006	25,000
FHLB advance (1)	3.46%	3/06/2006	3,000
FHLB fixed advance	2.97%	1/25/2006	4,700
FHLB fixed advance	2.12%	1/17/2006	2,000
FHLB fixed advance	3.28%	1/13/2006	1,000
FHLB fixed advance	2.28%	1/03/2006	10,000
FHLB fixed advance	2.83%	11/08/2005	2,000
FHLB fixed advance	2.31%	11/07/2005	2,000
FHLB fixed advance	2.52%	10/25/2005	2,000
FHLB fixed advance (2)	6.50%	10/24/2005	25,098
FHLB fixed advance	2.40%	9/06/2005	5,000
FHLB fixed advance	1.69%	8/17/2005	25,000
FHLB fixed advance	1.83%	7/15/2005	3,000
FHLB open line of credit	3.66%	Daily	62,000
Federal funds purchased	3.50%	Daily	106,500
Demand repurchase agreements (3)	2.25%	Daily	12,025

Total short-term funds borrowed			$310,119
Total Funds borrowed			$464,799

(1)	This advance is a floating rate LIBOR advance and will reset quarterly.
(2)
This FHLB advance is subject to a fair value hedge utilizing an interest rate swap with a fair value of $234,000 at June 30, 2005. The contractual par amount on the advance is $25.0 million and is swapped to floating at an effective rate of 4.84%.

(3)
Demand repurchase agreements are a form of retail repurchase agreements offered to certain clients of The PrivateBank - Chicago and The PrivateBank - St. Louis. Funds are swept each business day from the client’s demand deposit account. These amounts are not deposits and are not insured, but are secured by a pool of securities pledged specifically for this purpose.

Funds Borrowed at December 31, 2004
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

(1) This FHLB advance is subject to a fair value hedge utilizing an interest rate swap with a fair value of $722,000 at December 31, 2004. The contractual par amount on the advance is $25.0 million.
(2) Demand repurchase agreements are a form of retail repurchase agreements offered to certain clients of The PrivateBank - Chicago and The PrivateBank - St. Louis. Funds are swept each business day from the client’s demand deposit account. These amounts are not deposits and are not insured, but are secured by a pool of securities pledged specifically for this purpose.

Funds Borrowed at June 30, 2004
Long Term Funds Borrowed:	Current Rate	Maturity	6/30/2004
FHLB fixed advance (1)	4.16%	09/04/2007	25,000
FHLB fixed advance	2.87%	11/14/2006	25,000
FHLB fixed advance	2.43%	07/17/2006	1,000
FHLB fixed advance	2.12%	01/17/2006	2,000
FHLB fixed advance	2.28%	01/03/2006	10,000
FHLB fixed advance	2.31%	11/07/2005	2,000
FHLB fixed advance (2)	6.50%	10/24/2005	25,695
FHLB fixed advance	2.40%	09/06/2005	5,000
FHLB fixed advance	1.69%	08/17/2005	25,000
FHLB fixed advance	1.83%	07/15/2005	3,000
Total long-term funds borrowed			123,695

Short term funds borrowed:
FHLB fixed advance	1.91%	06/15/2005	7,000
FHLB fixed advance	1.96%	06/15/2005	25,000
FHLB fixed advance	1.95%	05/09/2005	2,000
FHLB fixed advance	1.55%	01/30/2005	25,000
FHLB fixed advance	1.45%	01/13/2005	1,000
FHLB fixed advance	1.59%	12/15/2004	10,000
FHLB fixed advance	1.56%	12/13/2004	2,000
FHLB fixed advance	1.56%	11/16/2004	5,000
FHLB fixed advance	1.74%	11/08/2004	3,000
FHLB fixed advance	1.57%	10/25/2004	2,000
FHLB fixed advance	1.31%	10/20/2004	25,000
Fed funds purchased	1.11%	Daily	64,000
Demand repurchase agreements (3)	0.90%	Daily	11,752

Total short-term funds borrowed			182,752
Total Funds borrowed			$306,447

(1) The Company has the right to cancel this advance after one year and semi-annually thereafter with 5-business day written notice.
(2) This FHLB advance is subject to a fair value hedge utilizing an interest rate swap with a fair value of $1.3 million at June 30, 2004. The contractual par amount on the advance is $25.0 million.
(3) Demand repurchase agreements are a form of retail repurchase agreements offered to certain clients of The PrivateBank (Chicago). Funds are swept each business day from the client’s demand deposit account. These amounts are not deposits and are not insured, but are secured by a pool of securities pledged specifically for this purpose.

  Capital Resources

Stockholders’ equity rose to $219.9 million at June 30, 2005, an increase of $25.8 million from December 31, 2004 stockholders’ equity of $194.1 million, due primarily to year-to-date 2005 net income of $15.7 million, the impact of the private placement of $7.6 million in common stock in June 2005 and an increase of $2.1 million related to the fair value of securities classified as available-for-sale, net of income taxes.

At June 30, 2005, $70.2 million of our total $78.0 million outstanding trust-preferred securities were treated as Tier 1 capital. The Company and its banking subsidiaries are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors, and the regulators can lower classifications in certain areas. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements.

During the first week of August, the Company signed a letter of intent with an investment bank to issue an additional $40.0 million of trust preferred securities prior to December 9, 2005. Upon issuance, the securities would have a fixed coupon rate of 6.1% for five years and float at LIBOR + 1.50% thereafter. In the event that the Company does not issue the $40.0 million of trust preferred securities, the Company would be subject to a break-up fee associated with unwinding a forward interest rate swap entered into by the investment bank.

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

The following table sets forth our consolidated regulatory capital amounts and ratios as of June 30, 2005 and 2004, and December 31, 2004:

	June 30,						December 31,
	2005			2004			2004
	Capital	“Well-capital-ized” Standard	Excess/ (Deficit) Capital	Capital	“Well-capital-ized” Standard	Excess/ (Deficit) Capital	Capital	“Well-capital-ized” Standard	Excess/ (Deficit) Capital
Dollar basis:
Tier 1 leverage capital	$212,105	133,516	$78,589	$167,782	$107,140	$60,642	$184,184	$119,439	$64,745
Tier 1 risk-based capital	212,105	138,635	73,470	167,782	91,486	76,296	184,184	107,941	76,243
Total risk-based capital	245,019	231,059	13,960	185,087	152,476	32,611	203,170	179,902	23,269
Percentage basis:
Leverage ratio	7.94%	5.00%		7.83%	5.00%		7.71%	5.00%
Tier 1 risk-based capital ratio	9.18	6.00		11.00	6.00		10.24	6.00
Total risk-based capital ratio	10.60	10.00		12.14	10.00		11.29	10.00
Total equity to total assets	6.87			7.90			7.65

To be considered “well-capitalized,” an entity must maintain a leverage ratio of at least 5.0%, a Tier 1 risk-based capital ratio of at least 6.0%, and a total risk-based capital ratio of at least 10.0%. To be “adequately capitalized,” a bank must maintain a leverage ratio of at least 4.0%, a Tier 1 risk-based capital ratio of at least 4.0%, and a total risk-based capital ratio of at least 8.0%. June 30, 2005, the Company and each of the banking subsidiaries exceeded the minimum levels of all regulatory capital requirements, and were considered “well-capitalized” under regulatory standards.

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

Net cash provided by operations was $3.5 million in the six months ended June 30, 2005 compared to net cash provided by operations of $8.5 million in the prior year period. The net cash provided during the six months ended June 30, 2005 was primarily impacted by growth and timing of receipts of interest and cash settlement payments. Net cash outflows from investing activities were $272.9 million in the first six months of 2005 compared to a net cash outflow of $246.8 million in the prior year period primarily due to loan growth and the acquisition of The PrivateBank - Michigan. Cash inflows from financing activities in the first six months of 2005 were $327.0 million compared to a net inflow of $212.4 million in the first six months of 2004.

In the event of short-term liquidity needs, our banking subsidiaries may purchase federal funds from correspondent banks and our investment portfolio can be used as a source of liquidity. Additionally, membership in the FHLB System gives the banking subsidiaries the ability to borrow funds from the FHLB for short- or long-term purposes under a variety of programs.

Subject to the waiver of the required notice period upon redemption, our investment in FHLB stock is a source of liquidity for us. At June 30, 2005, we owned $170.2 million of FHLB stock, $167.0 million of which is stock of the FHLB (Chicago). Subject to certain notice periods which may be imposed, we can elect at any time to redeem FHLB stock at par, excluding the required FHLB stock minimum that needs to be maintained in order to support existing FHLB advances. We are required to maintain a ratio of 20:1 of FHLB borrowings to FHLB stock. As of June 30, 2005, we had $339.3 million dollars in advances from the FHLB ($280.3 million from the FHLB (Chicago), $40.0 million from the FHLB (Indiana) and $19.0 million from the FHLB (Des Moines)). We were required to hold $17.0 million in FHLB stock at June 30, 2005 and the remaining $153.3 million of FHLB stock can be redeemed. FHLB has communicated to us that a substantial amount of stock can be redeemed immediately upon a request by us, however, FHLB can legally require six months advance notice of the stock sale before the stock is actually liquidated for cash at its par value. Alternatively, FHLB can redeem, at any time, any FHLB stock we own, in excess of the required minimum. The Company has redeemed $50.0 million in FHLB (Chicago) stock during 2005; $20.0 million was redeemed in the first quarter 2005, an additional $20.0 million was redeemed in April 2005 and $10.0 million was redeemed on July 15, 2005.

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

The Company continues to closely monitor the situation at the FHLB (Chicago) and continues to believe the FHLB (Chicago) stock is a prudent investment for the Company; the Company expects to continue to gradually reduce the size of this investment over the next few quarters. In the event the FHLB (Chicago) substantially reduces the dividend payable on its stock, our interest income and, accordingly, our earnings, may be adversely affected. During the first six months of 2005, dividends received on our investment in FHLB (Chicago) stock represented $5.5 million, or 9% of our interest income for the year. On July 20, 2005, the FHLB (Chicago) announced that it would pay an annualized dividend yield of 5.0% in the third quarter 2005.

Our asset/liability policy currently limits our use of brokered deposits to levels no more than 40% of total deposits. As a result of substantial growth in our core deposits and deposits assumed in the BHB acquisition, brokered deposits have decreased to 16% of total deposits at June 30, 2005 compared to 25% of total deposits at June 30, 2004. We do not expect our 40% threshold limitation to limit our ability to implement our growth plan.

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

One of two interest rate swaps we have entered into is designated as a fair value hedge of a fixed rate $25.0 million advance from the FHLB (Chicago). We entered into this interest rate swap transaction in 2001 and we agreed to receive a fixed rate in exchange for payment of a 3-month LIBOR floating rate based on an agreed-upon notional amount of $25.0 million. The fair value of the interest rate swap was $234,000 at June 30, 2005, a decrease of $488,000 as compared to December 31, 2004.

The Company entered into a $25.0 million interest rate swap during the third quarter of 2002, swapping the 10-year treasury rate for 3-month LIBOR to serve as an economic hedge of a portion of the Company’s available-for-sale municipal bond securities portfolio. The June 30, 2005 fair market value adjustment on this swap resulted in the loss of $493,000 for the six months ended June 30, 2005, with a corresponding reduction of the derivative liability. This swap does not qualify for hedge accounting treatment pursuant to SFAS No. 133 (“Accounting for Derivative Instruments and Hedging Activities”) and, accordingly, changes in the fair value of the swap are reported in other non-interest income. At June 30, 2005, the carrying value of the swap was an asset of $399,000.

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

We have structured our assets and liabilities to mitigate the risk of either a rising or falling interest rate environment. We manage our gap position at the one-year horizon. Depending upon our assessment of economic factors such as the magnitude and direction of projected interest rates over the short- and long-term, we generally operate within guidelines set by our asset/liability management policy and attempt to maximize our returns within an acceptable degree of risk. Our policy states that we shall maintain a rate-sensitive assets to rate-sensitive liabilities position at the one-year horizon between 70% and 130%. Our position at June 30, 2005 was 98% as compared to 93% at December 31, 2004 and was within the guidelines of our policy. We have continued to maintain our gap position set by our policy guidelines and expect to continue to operate in this manner as long as the general rate structure of the economy and our business opportunities remain consistent. Therefore, generally speaking, a short-term rise in interest rates will positively impact our earnings, while a short-term drop in interest rates would negatively impact our earnings.

Interest rate changes do not affect all categories of assets and liabilities equally or simultaneously. There are other factors that are difficult to measure and predict that would influence the effect of interest rate fluctuations on our income statement. For example, a rapid drop in interest rates might cause our loans to repay at a more rapid pace and certain mortgage-related investments to prepay more quickly than projected. This could mitigate some of the benefits of falling rates that are expected when negatively gapped. Conversely, a rapid rise in rates could give us an opportunity to increase our margins and stifle the rate of repayment on our mortgage-related loans, which would increase our returns. The following tables illustrate our estimated interest rate sensitivity and periodic and cumulative gap positions calculated as of June 30, 2005 and December 31, 2004:

	June 30, 2005 Time to Maturity or Repricing
	0-90 days	91-365 days	1-5 years	Over 5 years	Total
	(dollars in thousands)
Interest-Earning Assets
Net loans	$ 1,548,090	$ 163,194	$ 435,467	$ 33,171	$ 2,179,922
Investments	44,509	72,512	286,584	216,166	619,771
FHLB stock	170,237	—	—	—	170,237
Federal funds sold	73,669	—	—	—	73,669
Total interest-earning assets	$ 1,836,505	$ 235,706	$ 722,051	$ 249,337	$ 3,043,599
Interest-Bearing Liabilities
Interest-bearing demand deposits	$—	$—	$—	$ 118,089	$ 118,089
Savings deposits	15,327	—	—	—	15,327
Money market deposits	1,138,591	—	—	—	1,138,591
Time deposits	233,181	195,486	75,361	562	504,590
Brokered deposits	56,166	142,198	113,501	73,860	385,725
Funds borrowed	238,525	84,550	211,724	8,000	542,799
Total interest-bearing liabilities	1,681,790	422,234	400,586	200,511	2,705,121
Cumulative
Rate sensitive assets (RSA)	$ 1,836,505	$ 2,072,211	$ 2,794,262	$ 3,043,599
Rate sensitive liabilities (RSL)	1,681,790	2,104,024	2,504,610	2,705,121
GAP (GAP=RSA-RSL)	154,715	(31,813)	289,652	338,478
RSA/RSL	109.20%	98.49%	111.56%	112.51%
RSA/Total assets	57.33%	64.69%	87.23%	95.01%
RSL/Total assets	52.50%	65.68%	78.19%	84.45%
GAP/Total assets	4.83%	-0.99%	9.04%	10.57%
GAP/Total RSA	5.08%	-1.05%	9.52%	11.12%

	December 31, 2004 Time to Maturity or Repricing
	0-90 days	91-365 days	1-5 years	Over 5 years	Total
	(dollars in thousands)
Interest-Earning Assets
Net loans	$1,153,297	$131,784	$334,648	$21,849	$1,641,578
Investments	41,421	51,244	251,006	235,826	579,497
FHLB stock	208,096	—	—	—	208,096
Federal funds sold	47	—	—	—	47
Total interest-earning assets	$1,402,861	$183,028	$585,654	$257,675	$ 2,429,218
Interest-Bearing Liabilities
Interest-bearing demand deposits	$—	$—	$—	$106,846	$106,846
Savings deposits	17,067	—	—	—	17,067
Money market deposits	837,096	—	—	—	837,096
Time deposits	118,313	149,987	54,606	405	323,311
Brokered deposits	130,749	113,931	120,466	58,001	423,147
Funds borrowed	234,723	103,366	96,430	—	434,519
Total interest-bearing liabilities	$1,337,948	$367,284	$271,502	$165,252	$2,141,986
Cumulative
Rate sensitive assets (RSA)	$1,402,861	$1,585,889	$2,171,543	$2,429,218
Rate sensitive liabilities (RSL)	1,337,948	1,705,232	1,976,734	2,141,986
GAP (GAP=RSA-RSL)	64,913	(119,343)	194,809	287,232
RSA/RSL	104.85%	93.00%	109.86%	113.41%
RSA/Total assets	55.41%	62.64%	85.78%	95.95%
RSL/Total assets	52.85%	67.36%	78.08%	84.61%
GAP/Total assets	2.56%	-4.71%	7.69%	11.35%
GAP/Total RSA	2.67%	-4.91%	8.02%	11.82%

The following table shows the impact of immediate 200 and 100 basis point changes in interest rates as of June 30, 2005 and December 31, 2004. The effects are determined through the use of a simulation model based on our interest-earning asset and interest-bearing liability portfolios, assuming the size of these portfolios remains constant from the balance sheet date throughout the one-year measurement period. The simulation assumes that assets and liabilities accrue interest on their current pricing basis. Assets and liabilities then reprice based on their terms and remain at that interest rate through the end of the measurement period. The model attempts to illustrate the potential change in net interest income if the foregoing occurred.

	June 30, 2005				December 31, 2004
	-200 Basis Points	-100 Basis Points	+100 Basis Points	+200 Basis Points	-200 Basis Points	-100 Basis Points	+100 Basis Points	+200 Basis Points
Percentage change in net interest income due to an immediate 100 and 200 basis point change in interest rates over a one-year time horizon	-13.6%	-7.0%	3.7%	7.2%	-3.7%	-1.0%	1.3%	3.4%

This table shows that if there had been an instantaneous parallel shift in the yield curve of -100 basis points on June 30, 2005, net interest income would decrease by 7.0% over a one-year period. The measurement of a -200 basis point instantaneous parallel shift in the yield curve at June 30, 2005 would result in a decline in net interest income of 13.6% over a one-year period versus a decline of 3.7% at December 31, 2004. At December 31, 2004, if there had been an instantaneous parallel shift in the yield curve of -100 we would have suffered a decline in net interest income of 1.0%. Conversely, a shift of +200 basis points would increase net interest income 7.2% over a one-year horizon based on June 30, 2005 balances, as compared to an increase of net interest income of 3.4% measured on the basis of the December 31, 2004 portfolio.

Changes in the effect on net interest income from the presented basis point movements at June 30, 2005, compared to December 31, 2004 are due to the timing and nature of the repricing of rate sensitive assets to rate sensitive liabilities within the one year time frame. The difference in the effect on net interest income at June 30, 2005 as compared to December 31, 2004 is due to the differences in the timing, balances, and current rates versus simulated rates of repricing assets and liabilities.

As a result of the acquisition of The PrivateBank - Michigan, the Company has become more asset sensitive due to the short duration floating rate loans on its balance sheet and the addition of $50.0 million of fixed rate trust preferred securities issued in June 2005.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2005 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.  During the quarter, the Company competed its acquisition of The PrivateBank- Michigan, as previously discussed. We have not yet completed the documentation, evaluation and testing of The PrivateBank- Michigan's internal controls over financial reporting, which is ongoing and expected to be completed by the end of 2005.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES

LITIGATION REFORM ACT OF 1995

This report contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by use of the words “believe,”“expect,”“intend,”“anticipate,”“estimate,”“project,” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ materially from those predicted in forward-looking statements. Factors which might cause such a difference include, but are not limited to, fluctuations in market rates of interest and loan and deposit pricing; greater than anticipated deterioration in asset quality due to a prolonged economic downturn in the greater Chicago, St. Louis and Milwaukee metropolitan areas; legislative or regulatory changes; adverse developments or changes in the composition of our loan or investment portfolios; significant increases in competition; changes in the current redemption practices of the FHLB (Chicago) relating to its stock; difficulties in identifying attractive acquisition opportunities or strategic partners to complement our private banking approach and the products and services we offer; unforeseen difficulties in integrating the acquisition of The PrivateBank - Michigan, slower than anticipated growth of its business, unanticipated business declines or higher than expected operational costs, unexpected difficulties in the continued integration of or in operating our mortgage banking business, unanticipated construction or other delays relating to our new office to be located in Milwaukee, Wisconsin; the possible dilutive effect of potential acquisitions or expansion; and our ability to raise new capital as needed and the timing, amount and type of such capital raises. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 17, 2005, the Company sold $7.565 million, or 323,554 shares, of its common stock at a purchase price of $32.53 per share in a private placement to accredited investors only. The shares were offered and sold by the Company in reliance on an exemption from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

The following table provides information about purchases by the Company during the quarter ended June 30, 2005 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

Period	(a) Total Number of Shares Purchased	(b) Average Price paid per Share	(c) Total Number of Shares Purchased as part of publicly announced Plans or Programs	(d) Maximum Number of Shares that may be purchased under the Plans/Program (2) (3)
04/01/05-04/30/05	--	--	--	225,192
05/01/05-05/31/05	1,098(1)	$33.79	1,098(1)	225,192
06/01/05-06/30/05	10,614(1)	$34.22	10,614(1)	225,192
Total	11,712(1)	$34.18	11,712(1)	225,192

(1)	Represents shares reacquired by the Company in payment of the exercise price and/or withholding taxes in connection with the exercise of certain employee/director stock options.
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

  Item 3. Defaults upon Senior Securities

None.

  Item 4. Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Stockholders held on April 28, 2005, the following matters were submitted to and approved by a vote of Stockholders:

(1)	The election of five Class I directors for a three-year term ending at the Annual Meeting of Stockholders to be held in 2008:

Directors	Votes For	Votes Withheld
Ralph B. Mandell	18,537,966	253,584
William A. Castellano	18,484,359	307,191
Patrick F. Daly	18,633,979	157,571
Cheryl Mayberry McKissack	18,633,122	158,428
Edward W. Rabin, Jr.	18,633,317	158,233

The following directors continue to serve after the Annual Meeting:

Continuing Director	Term Expires
Ralph B. Mandell	2008
William A. Castellano	2008
Cheryl Mayberry-McKissack	2008
Edward W. Rabin, Jr.	2008
Patrick F. Daly	2008
Donald L. Beal	2006
William A. Goldstein	2006
Richard C. Jensen	2006
Michael B. Susman	2006
John B. Williams	2006
Robert F. Coleman	2007
James M. Guyette	2007
Philip M. Kayman	2007
Thomas F. Meagher	2007
William J. Podl	2007
William R. Rybak	2007

(2) Amendment to the PrivateBancorp, Inc Incentive Compensation Plan to increase the number of shares authorized for issuance under the Plan.

Total votes for:	13,963,413
Total votes against:	1,210,268
Total votes abstaining:	50,452

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

10.1	Employment Agreement by and among David T. Provost and PrivateBancorp, Inc. dated June 20, 2005.
15.0	Acknowledgment of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.0	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Report of Independent Registered Public Accounting Firm.

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
Date: August 5, 2005

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

10.1	Employment Agreement by and among David T. Provost and PrivateBancorp, Inc. dated June 20, 2005.
15.0	Acknowledgment of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.0	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Report of Independent Registered Public Accounting Firm.

Exhibit 15.0

ACKNOWLEDGEMENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Audit Committee
PrivateBancorp, Inc.

We are aware of the incorporation by reference in the following documents of our report dated August 5, 2005 relating to the unaudited consolidated interim financial statements of PrivateBancorp, that are included in its Form 10-Q for the quarter ended June 30, 2005:

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
August 5, 2005

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

Date: August 5, 2005

/s/ RALPH B. MANDELL
Ralph B. Mandell Chairman, President and Chief Executive Officer PrivateBancorp, Inc.

Exhibit 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER

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

Date: August 5, 2005

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

CERTIFICATION

In connection with the Quarterly Report of PrivateBancorp, Inc. (the “Company”) on Form 10-Q for the period ended June 30, 2005 as filed with the Securities and Exchange Commission on August 5, 2005 (the “Report”), the undersigned hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By:	/s/ Ralph B. Mandell
Name:	Ralph B. Mandell
Title:	Chairman, President and
Chief Executive Officer
Date:	August 5, 2005

By:	/s/ Dennis L. Klaeser
Name:	Dennis L. Klaeser
Title:	Chief Financial Officer
Date:	August 5, 2005

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

We have reviewed the accompanying consolidated balance sheet of PrivateBancorp, Inc. as of June 30, 2005, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the six month periods ended June 30, 2005 and 2004. These financial statements are the responsibility of the Company’s management.

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
  August 5, 2005