Form 10-Q
period 2005-11-02
PRIVATEBANCORP INC
filed 2005-11-02
CIK 889936

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Indicate by checkmark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 1, 2005
Common, no par value	20,978,133

PRIVATEBANCORP, INC.

FORM 10-Q Quarterly Report

  SELECTED FINANCIAL DATA

The following table summarizes certain selected unaudited consolidated financial information of PrivateBancorp, Inc. at or for the periods indicated. This information should be read in conjunction with the unaudited consolidated financial statements and related notes included pursuant to Item 1 of this report.

	Quarter Ended
	09/30/05	06/30/05	03/31/05	12/31/04	09/30/04
	(dollars in thousands, except per share data)
Selected Statement of Income Data:
Interest income:
Loans, including fees	$39,580	$29,198	$25,591	$22,802	$20,315
Securities	9,093	9,428	9,213	9,386	8,436
Federal funds sold and interest-bearing deposits	166	93	34	12	18
Total interest income	48,839	38,719	34,838	32,200	28,769
Interest expense:
Interest-bearing demand deposits	218	217	181	179	156
Savings and money market deposit accounts	8,072	7,140	5,352	4,576	3,471
Brokered deposits and other time deposits	8,521	6,229	5,719	4,740	4,600
Funds borrowed	4,387	2,750	2,474	2,049	1,572
Long-term debt --trust preferred securities	1,377	591	485	484	485
Total interest expense	22,575	16,927	14,211	12,028	10,284
Net interest income (8)	26,264	21,792	20,627	20,172	18,485
Provision for loan losses	2,046	1,900	902	1,498	851
Net interest income after provision for loan losses	24,218	19,892	19,725	18,674	17,634
Non-interest income:
Wealth management income	2,627	2,350	2,198	2,113	2,117
Mortgage banking income	1,284	1,076	742	834	776
Other income	1,165	885	865	903	1,006
Securities (losses) gains, net	(249)	1,045	(105)	(123)	1,259
Gains (losses) on interest rate swap	644	(972)	479	(11)	(1,118)
Total non-interest income	5,471	4,384	4,179	3,716	4,040
Non-interest expense:
Salaries and employee benefits	9,408	7,158	7,018	7,124	6,811
Occupancy expense	1,963	1,804	1,738	1,567	1,394
Professional fees	1,580	1,225	1,215	1,082	1,407
Marketing	1,150	645	614	695	628
Data processing	803	627	582	529	520
Insurance	275	270	263	276	221
Amortization of intangibles	156	57	42	42	42
Other operating expenses	1,221	995	993	717	860
Total non-interest expense	16,556	12,781	12,465	12,032	11,883
Minority interest expense	82	73	76	64	74
Income before income taxes	13,051	11,422	11,363	10,294	9,717
Income tax expense	4,186	3,523	3,557	2,768	2,654
Net income	$ 8,865	$ 7,899	$ 7,806	$ 7,526	$ 7,063
Per Share Data:
Basic earnings	$ 0.43	$ 0.39	$ 0.39	$ 0.38	$ 0.35
Diluted earnings	0.41	0.38	0.37	0.36	0.34
Dividends	0.045	0.045	0.045	0.030	0.030
Book value (at end of period)	10.86	10.51	9.79	9.51	9.19

	Quarter Ended
	09/30/05	06/30/05	03/31/05	12/31/04	09/30/04
Selected Financial Data (at end of period):
Total securities(1)	$ 720,055	$ 769,218	$ 764,917	$ 763,985	$ 759,328
Total loans	2,421,725	2,192,542	1,729,882	1,653,363	1,471,083
Total assets	3,325,698	3,202,072	2,601,690	2,535,817	2,352,366
Total deposits	2,572,234	2,407,341	2,003,239	1,872,635	1,808,532
Funds borrowed	417,664	464,799	340,737	414,519	301,558
Long-term debt—trust preferred securities	78,000	78,000	20,000	20,000	20,000
Total stockholders’ equity	227,805	219,906	200,372	194,073	187,035
Wealth management assets under management	2,061,510	1,984,371	1,735,292	1,727,479	1,620,487
Selected Financial Ratios and Other Data:
Performance Ratios:
Net interest margin(2)(8)	3.53%	3.53%	3.57%	3.63%	3.58%
Net interest spread(3)	3.18	3.17	3.25	3.34	3.32
Non-interest income to average assets	0.67	0.67	0.68	0.61	0.71
Non-interest expense to average assets	2.03	1.92	2.01	1.98	2.08
Net overhead ratio(4)	1.36	1.25	1.32	1.37	1.37
Efficiency ratio(5), (8)	50.4	47.0	48.3	48.3	50.0
Return on average assets(6)	1.09	1.18	1.24	1.24	1.23
Return on average equity(7)	15.94	15.45	15.81	15.65	15.29
Fee income to total revenue(8)(9)	16.20	16.89	15.98	16.03	17.41
Dividend payout ratio	10.62	11.73	11.77	8.11	8.63
Asset Quality Ratios:
Non-performing loans to total loans	0.05%	0.15%	0.16%	0.15%	0.17%
Allowance for loan losses to:
total loans	1.15	1.15	1.15	1.15	1.21
non-performing loans	1954	689	717	751	729
Net charge-offs (recoveries) to average total loans	(0.12)	0.07	(0.01)	0.07	0.11
Non-performing assets to total assets	0.04	0.11	0.11	0.10	0.10
Non-accrual loans to total loans	0.02	0.06	0.08	0.07	0.05
Balance Sheet Ratios:
Loans to deposits	94.2%	91.1%	86.4%	88.3%	81.3%
Average interest-earning assets to average interest-bearing liabilities	111.7	113.6	113.5	114.1	114.0
Capital Ratios:
Total equity to total assets	6.85%	6.87%	7.70%	7.65%	7.95%
Total risk-based capital ratio	10.13	10.60	11.07	11.29	11.80
Tier 1 risk-based capital ratio	8.67	9.18	10.03	10.24	10.71
Leverage ratio	7.07	7.94	7.61	7.71	7.74

(1)	The entire securities portfolio was classified as “available-for-sale” for the periods presented.
(2)	Net interest income, on a tax-equivalent basis, divided by average interest-earning assets.
(3)	Yield on average interest-earning assets less rate on average interest-bearing liabilities.
(4)	Non-interest expense less non-interest income divided by average total assets.
(5)	Non-interest expense divided by the sum of net interest income (tax equivalent) plus non-interest income.
(6)	Net income divided by average total assets.
(7)	Net income divided by average common equity.

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

Reconciliation of net interest income to net interest income on a tax equivalent basis
	3Q05	2Q05	1Q05	4Q04	3Q04
Net interest income	$26,264	$21,792	$20,627	$20,172	$18,485
Tax equivalent adjustment to net interest income	1,132	1,125	1,107	1,040	1,224
Net interest income, tax equivalent basis	$27,396	$22,917	$21,734	21,212	$19,709

(9)	Wealth management, mortgage banking and other income as a percentage of the sum of net interest income and wealth management, mortgage banking and other income.

Part I

Item 1. Financial Statements

PRIVATEBANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30, 2005	December 31, 2004	September 30, 2004
	(unaudited)		(unaudited)
Assets
Cash and due from banks	$43,246	$49,534	$44,814
Federal funds sold and other short-term investments	11,179	1,120	11,004
Total cash and cash equivalents	54,425	50,654	55,818
Loans held for sale	9,104	7,200	8,014
Available-for-sale securities, at fair value	720,055	763,985	759,328
Loans, net of unearned discount	2,421,725	1,653,363	1,471,083
Allowance for loan losses	(27,884)	(18,986)	(17,751)
Net loans	2,393,841	1,634,377	1,453,332
Goodwill	63,160	20,547	20,547
Premises and equipment, net	9,798	6,486	6,013
Accrued interest receivable	14,176	10,549	9,044
Other assets	61,139	42,019	40,270
Total assets	$3,325,698	$2,535,817	$2,352,366
Liabilities and Stockholders’ Equity
Demand deposits:
Non-interest-bearing	$261,808	$165,170	$170,315
Interest-bearing	121,696	106,846	89,538
Savings and money market deposit accounts	1,108,299	854,163	864,794
Brokered deposits	528,651	423,147	356,376
Other time deposits	551,780	323,309	327,509
Total deposits	2,572,234	1,872,635	1,808,532
Funds borrowed	417,664	414,519	301,558
Long-term debt --trust preferred securities	78,000	20,000	20,000
Accrued interest payable	6,434	3,949	3,187
Other liabilities	23,561	30,641	32,054
Total liabilities	$3,097,893	$2,341,744	$2,165,331
Stockholders’ Equity
Preferred stock, 1,000,000 shares authorized	—	—	—
Common stock, without par value, $1 stated value; 39,000,000 shares authorized; 20,978,119, 20,400,103, and 20,346,303 shares issued and outstanding as of September 30, 2005, December 31, 2004 and September 30, 2004, respectively	20,978	20,400	20,346
Treasury stock	(2,635)	(2,207)	(1,875)
Additional paid-in-capital	112,880	100,091	99,182
Retained earnings	96,783	73,789	64,136
Accumulated other comprehensive income	8,161	7,056	9,842
Deferred compensation	(8,362)	(5,056)	(4,596)
Total stockholders’ equity	227,805	194,073	187,035
Total liabilities and stockholders’ equity	$3,325,698	$2,535,817	$2,352,366

PRIVATEBANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Interest Income
Loans, including fees	$39,580	$20,315	$94,369	$56,697
Federal funds sold and interest bearing deposits	166	18	293	28
Securities:
Taxable	6,620	5,623	20,387	16,503
Exempt from federal income taxes	2,473	2,813	7,347	7,682
Total interest income	48,839	28,769	122,396	80,910
Interest Expense
Deposits:
Interest-bearing demand	218	156	616	369
Savings and money market deposit accounts	8,072	3,471	20,564	7,886
Brokered deposits and other time deposits	8,521	4,600	20,469	13,220
Funds borrowed	4,387	1,572	9,611	4,610
Long-term debt -- trust preferred securities	1,377	485	2,453	1,455
Total interest expense	22,575	10,284	53,713	27,540
Net interest income	26,264	18,485	68,683	53,370
Provision for loan losses	2,046	851	4,848	2,901
Net interest income after provision for loan losses	24,218	17,634	63,835	50,469
Non-interest Income
Wealth management income	2,627	2,117	7,174	6,204
Mortgage banking income	1,284	776	3,102	2,022
Other income	1,165	1,006	2,915	2,125
Securities (losses) gains, net	(249)	1,259	691	1,091
Gains (losses) on interest rate swap	644	(1,118)	152	(859)
Total non-interest income	5,471	4,040	14,034	10,583
Non-interest Expense
Salaries and employee benefits	9,408	6,811	23,584	18,903
Occupancy expense, net	1,963	1,394	5,505	4,104
Professional fees	1,580	1,407	4,020	3,972
Marketing	1,150	628	2,409	1,825
Data processing	803	520	2,012	1,480
Postage, telephone & delivery	304	212	814	668
Insurance	275	221	808	642
Amortization of intangibles	156	42	255	126
Other non-interest expense	917	648	2,395	1,922
Total non-interest expense	16,556	11,883	41,802	33,642
Minority interest expense	82	74	231	206
Income before income taxes	13,051	9,717	35,836	27,204
Income tax provision	4,186	2,654	11,266	7,735
Net income	$8,865	$7,063	$24,570	$19,469
Basic earnings per share	$0.43	$0.35	$1.22	$0.99
Diluted earnings per share	$0.41	$0.34	$1.17	$0.94

PRIVATEBANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)
(In thousands, except per share data)

	Common Stock	Treasury Stock	Additional paid-in-capital	Retained Earnings	Accumulated Other Comprehensive Income	Deferred Compensation	Total Stockholders’ Equity
Balance, January 1, 2004	$19,707	$ —	$ 93,943	$46,193	$ 9,909	$(2,796)	$ 166,956
Net income	—	—	—	19,469	—	—	19,469
Net decrease in fair value of securities classified as available-for-sale, net of income taxes and reclassification adjustments	—	—	—	—	(67)	—	(67)
Total comprehensive income	—	—	—	19,469	(67)	—	19,402
Cash dividends declared ($0.09 per share)	—	—	—	(1,814)	—	—	(1,814)
Issuance of common stock	670	—	4,493	—	—	—	5,163
Acquisition of treasury stock	(31)	(1,875)	746	—	—	—	(1,160)
Awards granted, net of forfeitures	—	—	—	—	—	(2,561)	(2,561)
Amortization of deferred compensation	—	—	—	288	—	761	1,049
Balance, September 30, 2004	$20,346	$ (1,875)	$ 99,182	$64,136	$ 9,842	$(4,596)	$187,035
Balance, January 1, 2005	$20,400	$ (2,207)	$100,091	$73,789	$ 7,056	$(5,056)	$194,073
Net income	—	—	—	24,570	—	—	24,570
Net increase in fair value of securities classified as available-for-sale, net of income taxes and reclassification adjustments	—	—	—	—	1,105	—	1,105
Total comprehensive income	—	—	—	24,570	1,105	—	25,675
Cash dividends declared ($0.135 per share)	—	—	—	(2,786)	—	—	(2,786)
Issuance of common stock	530	—	12,605	—	—	—	13,135
Acquisition of treasury stock	48	(428)	184	—	—	—	(196)
Awards granted, net of forfeitures	—	—	—	—	—	(4,676)	(4,676)
Amortization of deferred compensation	—	—	—	1,210	—	1,370	2,580
Balance, September 30, 2005	$20,978	$(2,635)	$112,880	$96,783	$8,161	$(8,362)	$227,805

PRIVATEBANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)
(In thousands)
	Nine months ended September 30,
	2005	2004
Cash flows from operating activities
Net income	$24,570	$19,469
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,270	1,241
Amortization of deferred compensation, net of forfeitures	1,370	761
Provision for loan losses	4,848	2,901
Net gain on sale of securities	(691)	(1,091)
Losses (gains) on interest rate swap	(152)	859
Net increase in loans held for sale	(595)	(3,595)
(Decrease) increase in deferred loan fees	(320)	125
Change in minority interest	231	206
Increase in accrued interest receivable	(1,706)	(1,176)
Increase (decrease) in accrued interest payable	2,481	(1,866)
Increase in other assets	(9,871)	(203)
(Decrease) increase in other liabilities	(8,428)	6,179
Total adjustments	(9,563)	4,341
Net cash provided by operating activities	15,007	23,810
Cash flows from investing activities
Proceeds from maturities, paydowns, and sales of available-for-sale securities	104,722	226,166
Purchase of securities available-for-sale	(120,702)	(316,102)
Redemption of FHLBC stock	67,602	--
Net loan principal advanced	(453,375)	(246,658)
Acquisition of The PrivateBank - Michigan net of cash and cash equivalents acquired	(48,468)	--
Acquisition of Corley Financial Corporation	--	(475)
Purchase of bank-owned life insurance	--	(22,000)
Premises and equipment expenditures	(5,085)	(954)
Net cash used in investing activities	(455,306)	(360,023)
Cash flows from financing activities
Net increase in total deposits	425,663	261,181
Proceeds from exercise of stock options	1,125	2,444
Proceeds from private placement of common stock	7,565	--
Acquisition of treasury stock	(428)	(1,875)
Dividends paid	(2,786)	(1,814)
Issuance of debt related to the acquisition of The PrivateBank - Michigan	57,000	--
Issuance of debt	324,120	196,558
Repayment of debt	(368,189)	(114,563)
Net cash provided by financing activities	444,070	341,931
Net increase in cash and cash equivalents	3,771	5,718
Cash and cash equivalents at beginning of year	50,654	50,100
Cash and cash equivalents at end of period	$54,425	$55,818

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

The annualized results of operations for the nine months ended September 30, 2005 are not necessarily indicative of the results expected for the full year ending December 31, 2005. The accompanying consolidated financial statements are unaudited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, or cash flows in accordance with generally accepted accounting principles. The September 30, 2005 consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2004 included in the Company’s Annual Report on Form 10-K. The PrivateBank - Michigan’s results of operations are included since the date of acquisition, June 20, 2005.

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

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(in thousands, except per share data)
Net income
As reported	$8,865	$7,063	$24,570	$19,469
Pro forma	8,096	6,755	22,671	18,545
Basic earnings per share
As reported	$ 0.43	$ 0.35	$ 1.22	$ 0.99
Pro forma	0.40	0.33	1.13	0.94
Diluted earnings per share
As reported	$ 0.41	$ 0.34	$ 1.17	$ 0.94
Pro forma	0.38	0.33	1.08	0.90

During the second quarter 2004, the Company adopted the binomial method of valuing options for options granted in the second quarter 2004 and going forward. Previously the Black-Scholes method was used. The binomial method takes into account more assumptions about a grant's features and better estimates employees' likely behavior regarding option exercises.

In determining the fair value of each option grant for purposes of the above pro forma disclosures, the Company used the following assumptions for grants made in 2005: dividend yield of 0.57%; risk-free interest rate ranging from 3.82% to 4.19%; expected lives of 7 years for the stock options; and expected volatility of 30%, computed from an index of strategic peer company composite volatility over a five year basis. The following assumptions for grants made in 2004 were used: dividend yield of 0.37%; risk-free interest rate ranging from 3.74% to 4.27%; expected lives of 7 years for the stock options; and expected volatility of approximately 30%. Options granted to management are generally incentive stock options and vest over four years. Options granted to board members are nonqualified options and vest in the year granted.

NOTE 3—EARNINGS PER SHARE

The following table shows the computation of basic and diluted earnings per share (in thousands except per share data) for the three and nine months ended September 30, 2005 and 2004:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net income	$8,865	$7,063	$24,570	$19,469
Weighted average common shares outstanding	20,408	19,921	20,130	19,685
Weighted average common shares equivalent(1)	965	1,026	908	976
Weighted average common shares and common share equivalents	21,373	20,947	21,038	20,661
Net income per average common share - basic	$ 0.43	$ 0.35	$ 1.22	$ 0.99
Net income per average common share - diluted	$ 0.41	$ 0.34	$ 1.17	$ 0.94

(1)	Common shares equivalent result from stock options being treated as if they had been exercised and are computed by application of the treasury stock method.

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

NOTE 5—OPERATING SEGMENTS

For purposes of making operating decisions and assessing performance, management regards The PrivateBank - Chicago, The PrivateBank - St. Louis, The PrivateBank - Michigan, Wealth Management and the Holding Company as five operating segments. The Company’s investment securities portfolio is comprised of the three banks’ portfolios and, accordingly, each portfolio is included in total assets and reported in the results of The PrivateBank - Chicago, The PrivateBank - St. Louis and The PrivateBank - Michigan. Compensation expense related to the management of the investment portfolios is allocated solely to The PrivateBank - Chicago. Insurance expense for the Company is allocated to each segment. The results for each business segment are summarized in the paragraphs below and included in the following segment tables.

The Company applies the accrual basis of accounting for each reportable segment and for transactions between reportable segments. During the first nine months of 2005, there were no changes in the measurement methods used to determine reported segment profit or loss as compared to the same period in 2004. For the periods presented, there are no asymmetrical allocations to segments requiring disclosure.

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

Individual banking services include interest-bearing checking, money market accounts, certificates of deposit, ATM/debit cards and investment brokerage accounts. Additionally, The PrivateBank - Chicago offers secured and unsecured personal loans and lines of credit. Through The PrivateBank - Chicago’s affiliations with Mesirow Financial, Inc. and Sterling Investment Services, Inc., clients have access to insurance products and securities brokerage services. The PrivateBank - Chicago also offers domestic and international wire transfers and foreign currency exchange. The PrivateBank - Chicago balance sheet reflects goodwill of $19.2 million and intangibles of $2.1 million at September 30, 2005, which remained relatively unchanged compared to December 31, 2004 balances. The PrivateBank Mortgage Company results are included in The PrivateBank - Chicago since June 15, 2004, the date of acquisition.

	The PrivateBank - Chicago
	September 30,
	2005	2004
	(in thousands)
Total gross loans	$1,776,623	$1,287,113
Total assets	2,551,493	2,097,872
Total deposits	1,981,215	1,622,515
Total borrowings	339,661	275,873
Total capital	210,020	168,135
Net interest income	57,557	45,683
Provision for loan loss	2,893	2,712
Non-interest income	5,832	4,858
Non-interest expense	23,693	20,772
Net income	25,119	19,229

  The PrivateBank - St. Louis

The PrivateBank - St. Louis, a federal savings bank, was established as a new bank subsidiary of the Company on June 23, 2000, and is headquartered in St. Louis, Missouri. The PrivateBank - Wisconsin was established under the charter of The PrivateBank - St. Louis and is presently an office of The PrivateBank - St. Louis. In September 2005, The PrivateBank - Wisconsin opened its permanent space in downtown Milwaukee, Wisconsin, after operating in temporary space since March 2005. Both locations offer a full range of real estate lending products including fixed and floating rate permanent and mini-permanent mortgages and construction loans. Personal loans include installment loans and lines of credit, home equity loans and a wide variety of home mortgage loans. Commercial lending products provided by The PrivateBank - St. Louis and The PrivateBank - Wisconsin include lines of credit for working capital, term loans for equipment and letters of credit to support the commitments made by its clients. Non-credit products include lock-box, cash concentration accounts, merchant credit card processing, electronic funds transfer, and other cash management products. Individual banking services include interest-bearing checking, money market deposit accounts, certificates of deposit, ATM/debit cards and investment brokerage accounts. The PrivateBank - St. Louis and The PrivateBank - Wisconsin also offer domestic and international wire transfers and foreign currency exchange. For the period ended September 30, 2005, the financial results of The PrivateBank - Wisconsin are included in results of The PrivateBank - St. Louis. The PrivateBank - Wisconsin had a net loss of $903,000 for the nine months ended September 30, 2005.

	The PrivateBank - St. Louis
	September 30,
	2005	2004
	(in thousands)
Total gross loans	$287,891	$188,499
Total assets	354,980	255,629
Total deposits	288,397	205,503
Total borrowings	33,182	29,850
Total capital	29,947	18,302
Net interest income	8,075	5,454
Provision for loan losses	1,408	189
Non-interest income	1,688	1,695
Non-interest expense	5,784	4,007
Net income	1,826	2,037

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

Individual banking services include interest-bearing checking, money market accounts, certificates of deposit, ATM/debit cards and investment brokerage accounts. Through The PrivateBank - Michigan’s affiliations with Linsco Private Ledger, clients have access to insurance products and securities brokerage services. The PrivateBank - Michigan also offers domestic and international wire transfers and foreign currency exchange. The PrivateBank - Michigan balance sheet reflects goodwill of $42.6 million and intangibles of $3.6 million at September 30, 2005, as a result of its acquisition by the Company on June 20, 2005.

The PrivateBank - Michigan
September 30, 2005
(in thousands)
Total gross loans	$362,407
Total assets	430,569
Total deposits	306,306
Total borrowings	44,965
Total capital	76,700
Net interest income(1)	4,225
Provision for loan losses(1)	546
Non-interest income(1)	418
Non-interest expense(1)	2,284
Net income(1)	1,180
_____________________________
(1) Includes results since June 20, 2005, the acquisition date.

  Wealth Management

Wealth Management includes investment management, personal trust and estate services, custodial services, retirement accounts and investment services. Investment management professionals work with wealth management clients to define objectives, goals and strategies of the clients’ investment portfolios. Wealth Management personnel assist some trust clients with the selection of an outside portfolio manager to direct account investments. Trust and estate account administrators work with clients and their attorneys to establish estate plans. Consistent with the Company’s philosophy, Wealth Management emphasizes a high level of personal service, including prompt collection and reinvestment of interest and dividend income, weekly valuation, tracking of tax information, customized reporting and ease of security settlement. This segment includes wealth management activities from all of our geographic locations as well as the results of Lodestar. The minority interest expense related to Lodestar is included in non-interest expense for this segment. Fees earned by Lodestar as a third-party investment manager and paid by the Wealth Management segment are eliminated from non-interest income and non-interest expense, respectively, for all periods presented.

	Wealth Management
	September 30,
	2005	2004
	(in thousands)
Wealth Management assets under management	$2,061,510	$1,620,487
Wealth Management fee revenue	7,174	6,204
Net interest income	618	1,260
Non-interest income	7,174	6,204
Non-interest expense	6,929	5,907
Net income	801	1,035

The following tables indicate the breakdown of our wealth management assets under management at September 30, 2005, by account classification and related gross revenue for the nine months ended September 30, 2005 and September 30, 2004:

	At or for the nine months ended September 30, 2005		At or for the nine months ended September 30, 2004
	Market Value	Revenue (1)	Market Value	Revenue
Account Type	(in thousands)		(in thousands)
Lodestar	$ 674,305	$ 3,029	$ 613,766	$2,753
Personal trust—managed	465,471	2,010	337,167	1,597
Agency—managed	412,614	1,654	269,015	1,163
Custody	533,451	723	405,897	609
Employee benefits—managed	80,731	119	72,010	82
Less assets managed and revenue earned by Lodestar(2)	(105,062)	(361)	(77,368)	--
Total	$2,061,510	$ 7,174	$1,620,487	$6,204

(1) Includes The PrivateBank - Michigan results since June 20, 2005, the acquisition date.
(2) These assets are included in Personal trust - managed, Agency - managed, as well as Lodestar balances. The revenues related to these assets are allocated between Personal trust - managed, Agency - managed, and Lodestar based on the services provided.

  Holding Company Activities

Holding Company Activities consist of parent company only matters. The Holding Company’s most significant assets are net investments in its three banking subsidiaries, The PrivateBank - Chicago, The PrivateBank - St. Louis, and The PrivateBank - Michigan. On June 15, 2004, the Company formed a mortgage company subsidiary, The PrivateBank Mortgage Company, as a result of its acquisition of Corley Financial Corporation. The results of the Mortgage Company are included with The PrivateBank - Chicago for all periods presented. On June 20, 2005, the Company acquired The PrivateBank- Michigan as part of its acquisition of Bloomfield Hills Bancorp, Inc. (“BHB”). Prior to the close of the acquisition, the Company completed a private placement of $7.6 million of its common stock to investors in that bank’s market area, including certain members of the bank’s management team. The results of The PrivateBank - Michigan are included in the Company’s consolidated results only since its date of acquisition.

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

On September 29, 2005, the Company entered into a $65.0 million credit facility with LaSalle Bank N.A. (“LaSalle”). The new credit facility replaces an existing $40.0 million revolving credit facility that was originally entered into in February 2000 with LaSalle, which was amended on December 1, 2004 to extend the maturity date to December 1, 2005. As of June 30, 2005, the Company had $7.0 million outstanding on the credit facility.

The new $65.0 million credit facility is comprised of a $40.0 million senior debt facility and $25.0 million of subordinated debt. The senior debt facility is comprised of a $250,000 term loan with a maturity of December 31, 2016, and a revolving loan with a maturity of December 1, 2005. Management expects to renew the revolving loan on an annual basis.
During the fourth quarter 2005, the maturity on the revolving loan was extended to December 31, 2006.  The subordinated debt matures on December 31, 2016. The interest rate on the senior debt facility resets quarterly, and is based on, at the Company’s option, either the lender’s prime rate or three-month LIBOR plus 120 basis points, with a floor of 3.50%. The interest rate on the subordinated debt resets quarterly, and is equal to three-month LIBOR plus 135 basis points, with a floor of 3.50%. During the fourth quarter 2005, LaSalle has made $25.0 million available on the subordinated debt facility. The subordinated debt qualifies as Tier 2 capital under applicable rules and regulations promulgated by the Board of Governors of the Federal Reserve System.

At September 30, 2005, the Company had $14.25 million outstanding on the senior debt facility and $5.0 million of subordinated debt outstanding. The credit facility is used for general corporate and other working capital purposes. The Company expects to further draw down on the facilities over the next year to support continued balance sheet growth and to maintain its well-capitalized position.

Holding Company Activities are reflected primarily by interest expense on borrowings and operating expenses. Recurring holding company operating expenses consist of compensation (amortization of restricted stock awards, other salary expense) and miscellaneous professional fees.

	Holding Company Activities
	September 30,
	2005	2004
	(in thousands)
Total assets	$323,453	$208,677
Total borrowings	19,250	--
Long-term debt - trust preferred securities	78,000	20,000
Total capital	227,806	187,035
Interest expense	2,408	1,461
Non-interest income	150	150
Non-interest expense	4,319	3,314
Net loss	(4,357)	(2,833)

The following is a summary of certain operating information for reportable segments at or for the periods presented and the reported consolidated balances (in millions):

At or for the nine months ended September 30, 2005	The PrivateBank- Chicago	The PrivateBank - St. Louis	The PrivateBank - Michigan	Wealth Management	Holding Company Activities	Intersegment Eliminations(2)	Consolidated
Total assets	$2,551.5	$355.0	$430.6	$-	$323.5	$(334.9)	$3,325.7
Total deposits	1,981.2	288.4	306.3	-	-	(3.7)	2,572.2
Total borrowings(1)	339.7	33.2	45.0	-	97.3	(19.5)	495.7
Total loans	1,776.6	287.9	362.4	-	-	(5.2)	2,421.7
Total capital	210.0	29.9	76.7	-	227.8	(316.6)	227.8
Net interest income	57.6	8.1	4.2	0.6	(2.4)	0.6	68.7
Provision for loan loss	2.9	1.4	0.5	-	-	-	4.8
Non-interest income	5.8	1.7	0.4	7.2	0.2	(1.3)	14.0
Non-interest expense	23.7	5.8	2.3	6.7	4.3	(1.0)	41.8
Minority interest expense	-	-	-	0.2	-	-	0.2
Net income	25.2	1.8	1.2	0.8	(4.4)	-	24.6
Wealth Management assets under management	-	-	250.2	1,916.3	-	(105.0)	2,061.5

At or for the nine months ended September 30, 2004	The PrivateBank - Chicago	The PrivateBank - St. Louis	Wealth Management	Holding Company Activities	Intersegment Eliminations(2)	Consolidated
Total assets	$2,097.9	$255.6	$-	$208.7	$(209.8)	$2,352.4
Total deposits	1,622.5	205.5	-	-	(19.5)	1,808.5
Total borrowings(1)	275.9	29.8	-	20.0	(4.1)	321.6
Total loans	1,287.1	188.5	-	-	(4.5)	1,471.1
Total capital	168.1	18.3	-	187.0	(186.4)	187.0
Net interest income	45.7	5.5	1.3	(1.2)	2.1	53.4
Provision for loan loss	2.7	.2	-	-	-	2.9
Non-interest income	4.9	1.7	6.2	0.2	(2.4)	10.6
Non-interest expense	20.8	4.0	5.7	3.3	(0.2)	33.6
Minority interest expense	-	-	0.2	-	-	0.2
Net income	19.2	2.0	1.0	(2.8)	0.1	19.5
Wealth Management assets under management	-	-	1,697.9	-	(77.4)	1,620.5

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

The adjustments to total assets presented in the table above represent the elimination of the net investment in banking subsidiaries in consolidation, the elimination of the Company’s cash that is maintained in a subsidiary bank account, the elimination of federal funds purchased and sold between Chicago, St. Louis and Michigan, the reclassification of the unearned discount on loans, the reclassification related to current and deferred taxes, the elimination of The PrivateBank - Chicago commercial loan and offsetting the warehouse borrowing on The PrivateBank Mortgage Company’s books and the reclassification of loan fee income which is included in non-interest income for segment reporting purposes as compared to interest income for consolidated reporting purposes. Additionally, The PrivateBank Mortgage Company’s loans held for sale to its affiliate The PrivateBank - Chicago, if any, are reclassified to consolidated loans from loans held for sale.

NOTE 6—ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values and estimated fair values of financial instruments as of September 30, 2005 have not materially changed on a relative basis from the carrying values and estimated fair values of financial instruments disclosed as of December 31, 2004.

NOTE 7—OTHER COMPREHENSIVE INCOME

Change in the fair value of securities available-for-sale is presented on a net basis on the Consolidated Statement of Changes in Stockholders’ Equity. The following table discloses the changes in the components of other accumulated comprehensive income for the nine months ended September 30, 2005 and 2004 (in thousands):

	September 30, 2005
	Before Tax Amount	Tax Effect	Net of Tax Amount
Change in unrealized gains on securities available-for-sale	$2,475	$945	$1,530
Less: reclassification adjustment for gains included in net income	(691)	(266)	(425)
Change in net unrealized gains	$1,784	$679	$1,105

	September 30, 2004
	Before Tax Amount	Tax Effect	Net of Tax Amount
Change in unrealized gains on securities available-for-sale	$1,918	$1,310	$608
Less: reclassification adjustment for gains included in net income	(1,091)	(416)	(675)
Change in net unrealized gains	$827	$894	$(67)

NOTE 8—LONG TERM DEBT — TRUST PREFERRED SECURITIES

As of September 30, 2005 the Company owned 100% of the common securities of three trusts, PrivateBancorp Capital Trust I, PrivateBancorp Statutory Trust II and Bloomfield Hills Statutory Trust I. PrivateBancorp Capital Trust I and PrivateBancorp Statutory Trust II were established as wholly-owned subsidiaries of the Company in February 2001 and June 2005, respectively. Bloomfield Hills Statutory Trust I was acquired as part of the acquisition of BHB on June 20, 2005. The Trusts were formed for purposes of issuing trust preferred securities to third-party investors and investing the proceeds from the issuance of the trust preferred securities and common securities solely in junior subordinated debentures (“Debentures”) issued by the Company or BHB, as the case my be, with the same maturities and interest rates as the trust preferred securities. The Debentures are the sole assets of the Trusts.

The Trusts are reported in the Company’s consolidated financial statements as unconsolidated subsidiaries. Accordingly, the Debentures, which include the Company’s ownership interest in the Trusts, are reflected as “Long-term debt — trust preferred securities” and the common securities are included in “Available-for-sale securities.”

The following table is a summary of the Company’s Long-term debt — trust preferred securities as of September 30, 2005. The Debentures represent the aggregate liquidation amount issued.

Long-term debt -- Trust Preferred Securities (Dollars in thousands)

	Trust			Earliest
	Preferred		Maturity	Redemption	Coupon
Issuance Trust	Securities	Debentures	Date	Date	Rate
PrivateBancorp Capital Trust I	$20,000	$20,618	12/31/30	12/31/05	9.50%
PrivateBancorp Statutory Trust II	50,000	51,557	09/15/35	09/15/10	6.00%(1)
Bloomfield Hills Statutory Trust I	8,000	8,248	06/17/34	06/17/09	Floating LIBOR + 2.65%

Total	$78,000	$80,423

(1) 6.00% rate effective until 9/10/2010, then floating LIBOR + 1.71%.

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

The Company’s aggregate principal amount of outstanding trust preferred securities at September 30, 2005 is $78.0 million. As of September 30, 2005, $73.2 million of the trust preferred securities is eligible for treatment as Tier I capital as allowed by the Federal Reserve. On February 28, 2005, the Federal Reserve issued a final rule that retains Tier 1 capital treatment for trust preferred securities but with stricter limits. Under the rule, after a five-year transition period, the aggregate amount of the trust preferred securities and certain other capital elements will retain their current limit of 25% of Tier 1 capital elements, net of goodwill less any associated deferred tax liability. The amount of trust preferred securities and certain other capital elements in excess of the limit could be included in Tier 2 capital, subject to restrictions. Applying the final rule at September 30, 2005, the Company would still be considered well-capitalized under regulatory capital guidelines.

At September 30, 2005, the unamortized balance of the underwriting commissions paid and offering expenses associated with the issuance of the $20.0 million of trust preferred securities in 2001 was approximately $986,000, and is classified as part of other assets on the balance sheet. This amount is being amortized on a straight-line basis until maturity at $9,764 per quarter. The amortization is recognized as interest expense on the income statement. In the event the Company exercises its right to redeem these securities prior to maturity, any unamortized commissions would be expensed upon redemption.

During the first week of August, the Company signed a letter of intent with an investment bank to issue an additional $40.0 million of trust preferred securities in December 2005. Upon issuance, the securities would have a fixed coupon rate of 6.1% for five years and float at LIBOR + 1.50% thereafter. The Company currently expects to use $20.0 million of the new trust preferred issuance to fund the anticipated redemption of the $20.0 million of 9.50% trust preferred securities that the Company issued in 2001, and the remaining $20.0 million of the new trust preferred issuance to support the Company’s continued growth. In the event the Company decides to redeem the existing $20.0 million of trust preferred by the end of the fourth quarter 2005 or early in the first quarter 2006, the Company would incur a one-time charge to earnings of approximately $980,000, relating to the remaining unamortized underwriting commissions and other offering expenses associated with these trust preferred securities. The Company does not expect to incur any additional costs in connection with the anticipated issuance of the additional trust preferred securities in December 2005. Additionally, the Company expects a decrease in interest expense of approximately $680,000 per year as a result of the replacement of the existing trust preferred securities with the new securities.

NOTE 9—CAPITAL TRANSACTIONS

During the third quarter 2005, the Company declared and paid a $0.045 per share dividend, which was unchanged from the second quarter dividend, and an increase of 50% over the third quarter 2004 dividend of $0.03 per share.

During the third quarter 2005 the Company did not repurchase shares, compared to the repurchase of 7,580 shares of its common stock in connection with the satisfaction of a stock option exercise and minimum federal withholding tax requirements on the exercise of stock options by a board member and the Chief Executive Officer of the Company in the third quarter 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

  Overview

PrivateBancorp was organized as a Delaware corporation in 1989 to serve as the holding company for a Chicago-based de novo (start-up) bank. Our flagship downtown Chicago location opened in 1991. We expanded to Wilmette in north suburban Cook County in 1994 and Oak Brook in west suburban DuPage County in 1997. We established the St. Charles office in the Fox Valley in January 2000, in connection with our purchase of Towne Square Financial Corporation (a company which was in the process of forming a de novo bank) in August 1999. In February 2000, we consummated our acquisition of Johnson Bank Illinois adding two additional locations in Lake Forest and Winnetka, Illinois. On June 23, 2000, PrivateBancorp capitalized The PrivateBank - St. Louis. In May 2001, The PrivateBank - Chicago opened a second office in the Fox Valley area in Geneva, Illinois. In December 2002, The PrivateBank - Chicago acquired an 80% controlling interest in Lodestar Investment Counsel LLC (“Lodestar”), a Chicago-based investment adviser with $654.1 million of assets under management at September 30, 2005. Lodestar is a subsidiary of The PrivateBank - Chicago. On June 15, 2004, the Company formed a new subsidiary, The PrivateBank Mortgage Company, as a result of the acquisition of Corley Financial Corporation, a Chicago based mortgage banking firm. On January 27, 2005, the Company opened a new Chicago banking office in Chicago’s Gold Coast neighborhood. In March of 2005, the Company opened a new banking office in a temporary space in downtown Milwaukee, Wisconsin. The PrivateBank - Wisconsin opened its permanent space at 743 N. Water Street in downtown Milwaukee in September 2005. On June 20, 2005, the Company completed its acquisition of Bloomfield Hills Bancorp, Inc., including its bank subsidiary, The Private Bank, now known as The PrivateBank - Michigan, and a mortgage banking subsidiary. The PrivateBank - Michigan has three banking offices located in the suburban Detroit communities of Bloomfield Hills, Grosse Pointe, and Rochester. The PrivateBank - Michigan also operates a trust and wealth management unit and a mortgage banking subsidiary. During the third quarter, we announced that The PrivateBank - St. Louis would be expanding by opening a new office in suburban Chesterfield, Missouri, which is scheduled to open during the first quarter 2006. Additionally, our Oak Brook, Illinois office will be relocating into an expanded facility during the second quarter 2006.

For financial information regarding the Company’s five separate lines of business, The PrivateBank - Chicago, The PrivateBank - St. Louis (which currently includes The PrivateBank - Wisconsin), The PrivateBank - Michigan, Wealth Management and Holding Company Activities, see “Operating Segments Results” beginning on page 31 and “Note 5 — Operating Segments” to the unaudited consolidated financial statements of the Company included on page 11.

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

Non-interest income consists primarily of wealth management income, mortgage banking income, and to a lesser extent, fees for ancillary banking services. Net investment securities and interest rate swap gains and losses are also included in non-interest income. Non-interest income from fees and deposit service charges are below peer group levels. This is largely the result of the profile of our typical client. Our clients tend to have larger deposit account balances than customers of traditional banks. Because average balances tend to be high, we do not earn high service charge income typical of many retail banks.

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

Management adjusts the allowance for loan losses by recording a provision for loan losses in an amount sufficient to maintain the allowance at the level determined appropriate. Loans are charged-off when deemed to be uncollectible by management. We believe that the allowance for loan losses is adequate to provide for estimated probable credit losses inherent in our loan portfolio. The allowance for loan losses as a percentage of total loans was 1.15% as of September 30, 2005, unchanged from 1.15% at December 31, 2004 and compared to 1.21% at September 30, 2004.

Goodwill and Intangible Assets

During 2001, The PrivateBank - Chicago recorded approximately $12.2 million in goodwill in connection with the Johnson Bank Illinois acquisition. During 2002, the Company recorded $8.4 million of goodwill and $2.5 million in customer intangibles in connection with the acquisition of Lodestar. The customer intangible assets are amortized over an estimated useful life of 15 years. During the second quarter 2004, the Company recorded $1.3 million of goodwill in connection with the acquisition of Corley Financial. During the second quarter 2005, the Company recorded $42.6 million in goodwill, $3.2 million of client deposit intangibles and $500,000 of wealth management intangibles in connection with the acquisition of The PrivateBank - Michigan. The amortization expense related to The PrivateBank - Michigan intangibles will be amortized over 10 years using an accelerated method of amortization.

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

Goodwill at September 30, 2005 was $63.2 million compared to $20.5 million at September 30, 2004, an increase of $42.7 million, resulting from the acquisition of The PrivateBank - Michigan. Total customer intangibles at September 30, 2005 were $5.8 million. Amortization expense related to the Lodestar customer intangible assets of $2.1 million is currently recognized at approximately $169,500 per year until 2017. The amortization expense related to The PrivateBank - Michigan intangibles of $3.7 million for the years 2005 through 2010 will be approximately $241,000, $441,000, $423,000, $406,000 and $389,000, respectively.

RESULTS OF OPERATIONS -THREE AND NINE MONTHS
ENDED SEPTEMBER 30, 2005 AND 2004
  Net Income

Net income for the third quarter ended September 30, 2005, was $8.9 million compared to third quarter 2004 net income of $7.1 million. Earnings per diluted share increased 21% to $0.41 in the third quarter 2005 compared to $0.34 per diluted share in the third quarter 2004. Net income for the nine months ended September 30, 2005, increased to $24.6 million, or $1.17 per diluted share, compared to $19.5 million, or $0.94 per diluted share, for the same period last year, reflecting diluted earnings per share improvement of 24%. Results of The PrivateBank - Michigan are included since the date of acquisition, June 20, 2005.

The growth in net income between periods results from increases in interest earning assets and growth in fee income. Increases in fee income are primarily the result of our growing wealth management fee revenue and income growth of our mortgage banking subsidiary. Our income growth has been offset by growth in non-interest expense which grew at a slower rate than revenue as evidenced by our efficiency ratio, which remained stable at 50.0% in the third quarter 2005, even with the prior year quarter. Our efficiency ratio increased from the second quarter 2005 47% due to the full quarter impact of The PrivateBank - Michigan.

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

For the third quarter 2005, net interest income of the Company totaled $26.3 million compared to third quarter 2004 net interest income of $18.5 million, primarily due to growth in earning assets compared to the year earlier period and the inclusion of Michigan assets. Net interest margin (on a tax equivalent basis) was 3.53% in the third quarter 2005, down slightly from 3.58% in the prior year third quarter and unchanged from the second quarter 2005. Yield on average interest earning assets increased by 28 basis points during the quarter due primarily to increased loan volumes and increases in the prime rate. During the third quarter 2005, total cost of funds increased by 27 basis points from second quarter 2005, as a result of volume increases and increases in wholesale funding costs, time deposit rates, and increased interest expense related to the $50.0 million of trust preferred securities issued on June 20, 2005 in connection with The PrivateBank - Michigan acquisition. During the third quarter 2005, the annualized yield on the Federal Home Loan Bank of Chicago (“FHLBC” or "FHLB (Chicago)") stock was reduced to 5.0% from 5.5% in the previous quarter. During the third quarter 2005, the Company redeemed $20.0 million of FHLBC stock in the third quarter 2005, reducing this investment to $147.0 million. On October 13, 2005, the Company redeemed an additional $10.0 million of FHLBC stock, further reducing the investment to $137.0 million. On October 18, 2005, the FHLBC announced that it would pay an annualized dividend yield of 3.75% in the fourth quarter 2005. The FHLBC’s Board of Directors also announced that it was suspending redemptions of voluntary capital stock held by its members. Please see page 38 for additional information regarding the Company’s investment in FHLBC stock.

Net interest income was $68.7 million for the nine months ended September 30, 2005 compared to $53.4 million for the same period in 2004. Net interest margin (on a tax equivalent basis) was 3.54% for the nine months ended September 30, 2005, compared to 3.59% in the prior year period. The decline in net interest margin during the nine months ended September 30, 2005 as compared to the same period in 2004 was primarily attributable to an increase of 100 basis points in the rates paid on our interest bearing liabilities, which more than offset the 85 basis point increase in the rates earned on interest yielding assets.

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

The following tables present a summary of our net interest income, related net interest margin, and average balance sheet calculated on a tax equivalent basis (dollars in thousands):

	Three Months Ended September 30,
	2005			2004
	Average Balance(1)	Interest	Rate	Average Balance(1)	Interest	Rate
Fed funds sold and other short-term investments	$ 18,233	$ 166	3.59%	$ 3,949	$ 18	1.79%
Tax-exempt municipal securities	207,310	3,605	6.96%	237,157	4,037	6.81%
US Government Agencies, MBS and CMOs	361,163	4,383	4.85%	273,642	2,312	3.38%
Taxable municipal securities	3,840	69	7.14%	3,855	73	7.56%
FHLB stock	162,588	2,159	5.20%	209,044	3,118	5.84%
Other securities	1,973	9	1.72%	7,721	120	6.19%
Investment securities (taxable)	529,564	6,620	4.96%	494,262	5,623	4.50%
Commercial, Construction and Commercial Real Estate Loans	1,850,813	32,463	6.91%	1,160,470	16,817	5.70%
Residential Real Estate Loans	190,274	2,626	5.52%	89,847	1,293	5.76%
Personal Loans	269,594	4,491	6.61%	184,392	2,205	4.75%
Total Loans	2,310,681	39,580	6.76%	1,434,709	20,315	5.58%
Total earning assets	$ 3,065,788	49,971	6.44%	$ 2,170,077	29,993	5.46%
Allowance for Loan Losses	$ (26,271)			$ (17,781)
Cash and Due from Banks	34,513			26,706
Other Assets	163,589			92,475
Total Average Assets	$ 3,237,619			$ 2,271,477
Interest Bearing Demand accounts	$ 119,060	218	1.31%	$ 89,754	156	1.90%
Regular Savings Accounts	15,254	22	0.57%	14,070	27	0.76%
Money Market Accounts	1,105,082	8,051	2.83%	766,676	3,445	1.64%
Time Deposits	517,669	4,256	3.26%	319,412	1,733	2.15%
Brokered Deposits	439,971	4,264	3.84%	400,115	2,866	2.84%
Total Deposits	2,197,036	16,811	3.04%	1,590,027	8,227	2.05%
FHLB advances	334,379	3,206	3.75%	223,623	1,474	2.58%
Other borrowings	134,302	1,181	3.44%	70,319	98	0.55%
Trust preferred securities	78,000	1,377	7.06%	20,000	485	9.70%
Total interest-bearing liabilities	$ 2,743,717	22,575	3.26%	$ 1,903,969	10,284	2.14%
Non-Interest Bearing Deposits	$ 238,631			$ 157,312
Other Liabilities	34,645			26,902
Stockholders' Equity	220,626			183,294
Total Average Liabilities & Stockholders' Equity	$3,237,619			$2,271,477
Tax equivalent net interest income(3)		$27,396			$19,709
Net interest spread(4)			3.18%			3.32%
Effect of non interest bearing funds			0.35%			0.26%
Net interest margin(3)(5)			3.53%			3.58%

	Nine Months Ended September 30,
	2005			2004
	Average Balance(1)	Interest	Rate	Average Balance(1)	Interest	Rate
Fed funds sold and other short-term investments	$10,824	$ 293	3.58%	$ 2,469	$ 28	1.50%
Tax-exempt municipal securities	205,384	10,712	6.95%	227,347	11,023	6.46%
US Government Agencies, MBS and CMOs	355,194	12,388	4.64%	265,451	6,234	3.13%
Taxable municipal securities	3,840	216	7.51%	3,855	218	7.52%
FHLB stock	175,240	7,653	5.18%	209,984	9,654	6.04%
Other securities	4,210	129	5.76%	8,359	397	4.76%
Investment securities (taxable)	538,484	20,386	4.60%	487,649	16,503	4.47%
Commercial, Construction and Commercial Real Estate Loans	1,570,380	78,072	5.42%	1,106,095	47,131	5.63%
Residential Real Estate Loans	138,181	5,612	6.20%	85,439	3,556	5.55%
Personal Loans	230,384	10,685	6.46%	176,606	6,010	4.53%
Total Loans	1,938,945	94,369	6.20%	1,368,140	56,697	5.48%
Total earning assets	$2,693,637	125,760		$2,085,605	84,251	5.35%
Allowance for Loan Losses	$ (22,124)			$ (16,844)
Cash and Due from Banks	31,856			31,557
Other Assets	125,291			77,030
Total Average Assets	$2,828,660			$2,177,348
Interest Bearing Demand accounts	$ 110,353	616	1.39%	$ 87,906	369	0.50%
Regular Savings Accounts	16,192	78	0.64%	12,486	74	0.79%
Money Market Accounts	1,010,013	20,486	2.64%	670,635	7,812	1.56%
Time Deposits	402,139	9,111	8.99%	322,714	4,979	6.12%
Brokered Deposits	415,206	11,358	3.66%	411,339	8,241	2.67%
Total Deposits	1,953,903	41,649	2.85%	1,505,080	21,475	1.90%
FHLB advances	292,048	7,519	3.40%	219,737	4,440	2.65%
Other borrowings	98,872	2,092	2.79%	82,554	170	0.27%
Trust preferred securities	41,743	2,453	7.83%	20,000	1,455	9.70%
Total interest-bearing liabilities	$ 2,386,566	53,713	3.00%	$1,827,371	27,540	2.00%
Non-Interest Bearing Deposits	$ 200,703			$ 147,818
Other Liabilities	32,346			24,646
Stockholders' Equity	209,045			177,513
Total Average Liabilities & Stockholders' Equity	$2,828,660			$2,177,348

Tax equivalent net interest income(3)		$72,047			$56,711
Net interest spread(4)			3.20%			3.34%
Effect of non interest bearing funds			0.34%			0.25%
Net interest margin(3)(5)			3.54%			3.59%

(1) Average balances were generally computed using daily balances.
(2) Nonaccrual loans are included in the average balances and do not have a material effect on the average yield. Interest due on non-accruing loans was not material for the periods presented.

(footnotes continued on next page)

(3) We adjust GAAP reported net interest income by the tax equivalent adjustment amount to account for the tax attributes on federally tax exempt municipal securities. The total tax equivalent adjustment reflected in the above table is $1.1 million and $1.2 million in the third quarters of 2005 and 2004, respectively. The total tax equivalent adjustment reflected in the above table is $3.4 million and $3.3 million for the nine months ended September 30, 2005 and September 30, 2004, respectively. For GAAP purposes, tax benefits associated with federally tax-exempt municipal securities are reflected in income tax expense. The following table reconciles reported net interest income to net interest income on a tax equivalent basis for the periods presented:

Reconciliation of quarter net interest income to quarter net interest income on a tax equivalent basis
	Three months ended September 30,
	2005	2004
Net interest income	$26,264	$18,485
Tax equivalent adjustment to net interest income	1,132	1,224
Net interest income, tax equivalent basis	$27,396	$19,709
Reconciliation of year-to-date net interest income to year-to-date net interest income on a tax equivalent basis
	Nine months ended September 30,
	2005	2004
Net interest income	$68,683	$53,370
Tax equivalent adjustment to net interest income	3,364	3,341
Net interest income, tax equivalent basis	$72,047	$56,711

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

Three months ended September 30, 2005
                                        Compared to three months ended September 30, 2004

	Change due to rate	Change due to volume	Change due to mix	Total change
	(dollars in thousands)
Interest income/expense from:
Fed funds sold and other short-term investments	$18	$64	$66	$148
Investment securities (taxable)	583	400	13	996
Investment securities (non-taxable)(1)	89	(512)	(8)	(431)
Loans, net of unearned discount	4,284	12,304	2,677	19,265
Total tax equivalent interest income(1)	$4,974	$12,256	$2,748	$19,978
Interest-bearing deposits	$3,941	$3,140	$1,503	$8,584
Funds borrowed	1,163	922	730	2,815
Trust preferred securities	(133)	1,417	(392)	892
Total interest expense	4,971	5,479	1,841	12,291
Net tax equivalent interest income(1)	$3	$6,777	$907	$7,687

Nine months ended September 30, 2005
                                    Compared to nine months ended September 30, 2004

	Change due to rate	Change due to volume	Change due to mix	Total change
	(dollars in thousands)
Interest income/expense from:
Fed funds sold and other short-term investments	$38	$94	$133	$265
Investment securities (taxable)	2,019	1,701	163	3,883
Investment securities (non-taxable)(1)	831	(1,062)	(80)	(311)
Loans, net of unearned discount	10,110	23,376	4,186	37,672
Total tax equivalent interest income(1)	$12,998	$24,109	$4,402	$41,509
Interest-bearing deposits	$10,685	$6,381	$3,108	$20,174
Funds borrowed	2,800	1,328	873	5,001
Trust preferred securities	(278)	1,577	(301)	998
Total interest expense	13,207	9,286	3,680	26,173
Net tax equivalent interest income(1)	$(209)	$14,823	$722	$15,336

(1) Interest income on tax-advantaged investment securities reflects a tax equivalent adjustment based on a marginal federal corporate tax rate of 35% for 2005 and 34% for 2004. The total tax equivalent adjustment reflected in the above table is $1.1 million and $1.2 million in third quarters of 2005 and 2004, respectively. The total tax equivalent adjustment reflected in the above table is $3.4 million and $3.3 million for the nine months ended September 30, 2005 and September 30, 2004, respectively.

Provision for Loan Losses

For the three months ended September 30, 2005, the provision for loan losses was $2.0 million compared to $851,000 for the comparable period in 2004. The increase in the provision for loan losses reflects the impact of continued strong loan growth during the quarter. Net recoveries totaled $686,000 for the quarter ended September 30, 2005 versus net charge-offs of $404,000 for the third quarter 2004 and net charge-offs of $310,000 for the quarter ended June 30, 2005. For the nine months ended September 30, 2005, the provision for loan losses was $4.8 million compared to $2.9 million in the prior year period.

Our allowance for loan losses is reassessed quarterly to determine the appropriate level of the reserve. Our analysis is influenced by the following factors: credit quality of loans, the volume and quality of loans and commitments in the portfolio, historical loss experience, and economic conditions. A discussion of the allowance for loan losses and the factors on which provisions are based begins on page 34.

  Non-interest Income

Non-interest income was $5.5 million in the third quarter 2005 compared to $4.0 million during the third quarter 2004, reflecting an increase of $1.4 million or 35%. Growth in non-interest income during the quarter and nine months ended September 30, 2005 was driven primarily by growth in wealth management income and mortgage banking income, as well as the net effect of an interest rate swap offset by securities losses. The combined impact of $249,000 in securities losses and a $644,000 gain from the fair market value adjustment of an interest rate swap during the third quarter 2005 resulted in a $395,000 net benefit to non-interest income. For the third quarter 2004, a $1.1 million loss from the interest rate swap combined with $1.3 million of securities gains resulted in a net gain of $141,000.

Non-interest income for the nine months ended September 30, 2005 was $14.0 million compared to $10.6 million during the same period in 2004, reflecting an increase of $3.4 million or 33% from the prior year period. This increase reflects the combined impact of the fair market value adjustment on the interest rate swap and net securities gains and losses, which resulted in gains of $843,000 during the nine months ended September 30, 2005, versus gains of $232,000 in the prior year period.

The following table presents the breakdown of income from wealth management, mortgage banking, banking and other services, and bank owned life insurance for the periods presented:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Wealth management income	$2,627	$2,117	$7,174	$6,204
Mortgage banking income	1,284	776	3,102	2,022
Banking and other services	740	654	1,847	1,524
Bank owned life insurance	425	352	1,068	601
Total wealth management, mortgage banking and other income	$5,076	$3,899	$13,191	$10,351

Wealth management fee income totaled $2.6 million for the third quarter 2005, an increase of $278,000, or 12% from the second quarter 2005 and an increase of $511,000, or 24% from the third quarter 2004. The increase in wealth management fee revenue over the prior year period primarily reflects the inclusion of $367,000 of fee income from The PrivateBank - Michigan and the addition of new business. Of the $2.6 million, approximately $564,000 was revenue generated in the third quarter 2005 from wealth management services provided to those clients where a third-party investment manager is utilized, compared to $426,000 in the third quarter 2004. A portion of revenue is used to pay these third-party investment managers and the remaining amount of fees collected are utilized to cover costs associated with administering other aspects of the wealth management services that we provide to clients. The fees paid to third-party investment managers are included in the professional fees category of non-interest expense.

Total wealth management assets under management were $2.1 billion at September 30, 2005, compared to $1.6 billion at September 30, 2004, and up from $1.7 billion at December 31, 2004. The September 30, 2005 balances reflect trust services assets under management of $1.2 billion, Lodestar assets under management of $674.3 million, and The PrivateBank - Michigan assets under management of $250.2 million. Excluded from the total wealth management assets under management are $105.1 million of trust services assets that are managed by Lodestar. At September 30, 2004, trust services managed $1.6 billion of assets, Lodestar managed $613.8 million of assets, and $77.4 million of trust assets managed by Lodestar were excluded from total wealth management assets under management. Growth in assets under management at September 30, 2005 compared to the prior year reflects the impact of net new business generated and the acquisition of The PrivateBank - Michigan.

Residential mortgage fee income was $1.3 million during the third quarter 2005 compared to $776,000 during the prior year quarter. The growth in residential mortgage fee income between periods is due to fee income generated by The PrivateBank Mortgage Company, the inclusion of revenue generated by The PrivateBank - Michigan, and to a lesser extent, residential mortgage fee income of The PrivateBank - St. Louis. For the nine months ended September 30, 2005, residential mortgage fee income was $3.1 million compared to $2.0 million for the nine months ended September 30, 2004.

During the third quarter of 2005, bank owned life insurance (BOLI) revenue increased to $425,000 as compared to revenue of $352,000 in the third quarter 2004. In the third quarter 2004, the Company purchased an additional $22.0 million of BOLI, which covers certain higher-level employees who are deemed to be significant contributors to the Company. All employees included in this policy are aware and have consented to the coverage. The Company acquired an additional $5.3 million of BOLI on June 20, 2005 upon acquisition of The PrivateBank - Michigan. The cash surrender value of BOLI at September 30, 2005 was $40.5 million, compared to $33.9 million at September 30, 2004 and is included in other assets on the balance sheet. BOLI revenue for the nine months ended September 30, 2005 was $1.1 million compared to $601,000 in the prior year period.

  Non-interest Expense

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Salaries and employee benefits	$9,408	$6,811	$23,584	$18,903
Occupancy	1,963	1,394	5,505	4,104
Professional fees	1,580	1,407	4,020	3,972
Marketing	1,150	628	2,409	1,825
Data processing	803	520	2,012	1,480
Postage, telephone and delivery	304	212	814	668
Office supplies and printing	189	127	521	390
Insurance	275	221	808	642
Amortization of intangibles	156	42	255	126
Other expense	728	521	1,874	1,532
Total non-interest expense	$16,556	$11,883	$41,802	$33,642

Non-interest expense increased to $16.6 million in the third quarter 2005 from $11.9 million in the third quarter 2004, an increase of 39%. For the nine months ended September 30, 2005, non-interest expense was $41.8 million compared to $33.6 million in the prior year period, reflecting an increase of 24%.

The increase in non-interest expense between periods is attributable to increases in costs associated with the Company's continued growth and the inclusion of a full quarter’s worth of The PrivateBank - Michigan expenses, and includes increases in personnel costs associated with our growing client service team, as well as increases in occupancy, marketing expenses, professional fees and data processing costs. The PrivateBank - Michigan incurred $2.4 million of operating expenses during the third quarter 2005.

Our efficiency ratio (non-interest expense divided by the sum of net interest income on a tax equivalent basis plus non-interest income) remained unchanged at 50.0% for the third quarter 2005 compared to the third quarter 2004, but increased compared to 47.0% for the second quarter 2005. On a tax-equivalent basis, this ratio indicates that in the third quarters of 2005 and 2004, we spent 50 cents to generate each dollar of revenue. Our efficiency ratio for the nine months ended September 30, 2005 was 48.6% compared to the efficiency ratio of 50.0% for the nine months ended September 30, 2004 and 47.7% for the six months ended June 30, 2005. Our current efficiency ratio reflects the impact of faster growth in net interest income, coupled with slower growth in non-interest expenses. As previously discussed, during the remainder of 2005, we expect our efficiency ratio, to continue to increase modestly as a result of the inclusion of The PrivateBank - Michigan, given their higher efficiency ratio and the continued growth of The PrivateBank - Wisconsin office. Please refer to footnote 3 on page 26 for a reconciliation of net interest income to net interest income on a tax equivalent basis.

Salaries and benefits increased to $9.4 million, or 38% during the third quarter 2005 as compared to the year ago quarter, reflecting the increased level of full-time equivalent employees to 366 people at September 30, 2005 from 253 people at September 30, 2004. The PrivateBank - Michigan incurred salaries and benefits expense of $1.4 million during the third quarter 2005. Salaries and benefits increased to $23.6 million, or 25% during the nine months ended September 30, 2005 as compared to the year ago period. The Company has continued to add qualified, experienced managing directors to its team to support growth of the organization. The number of Managing Directors increased to 109 as of September 30, 2005 from 72 at September 30, 2004; four managing directors were added to our banks during the third quarter 2005.

Occupancy expense increased by 41% during the third quarter 2005 to $2.0 million from $1.4 million in the prior year quarter. The PrivateBank - Michigan’s occupancy expense for the third quarter 2005 was $251,000. Occupancy expense was $5.5 million for the nine months ended September 30, 2005 compared to $4.1 million in the prior year period. The increase is primarily due to the addition of The PrivateBank - Michigan, depreciation and occupancy expense associated with the build-out of the The PrivateBank - Wisconsin office and our Gold Coast office and renovations at our Lake Forest office. We expect occupancy expense to increase in future quarters with the opening of the new Chesterfield, Missouri office in the first quarter 2006, and the relocation of our headquarters and the new office space planned for the Oak Brook location in the second quarter 2006.

Professional fees, which include fees paid for legal, accounting, consulting, information systems consulting services and third-party investment management fees, increased to $1.6 million during the third quarter 2005, reflecting an increase of 12% over the prior year quarter primarily due to the addition of The PrivateBank - Michigan, which contributed $152,000 to the quarter’s expenses. During the nine months ended September 30, 2005, professional fees increased by 1% to $4 million over the prior year period. Marketing expense increased 83% to $1.2 million during the third quarter 2005 over the prior year quarter and increased 32% to $2.4 million for the nine months ended September 30, 2005 as compared to the prior year period. This increase year over year reflects marketing initiatives related to our new Michigan offices and and opening of our Wisconsin office as well as receptions and events at our existing offices. The PrivateBank - Michigan had $221,000 in marketing expenses for the third quarter 2005. Insurance expense increased 24% during the third quarter 2005 over the prior year quarter and increased 26%, or $808,000, for the nine months ended September 30, 2005 compared to the prior year period. The increase is due primarily to added costs that result from the growth of our Company, increased costs in the insurance marketplace and the inclusion of $31,000 of Michigan expense.

During the first nine months of 2005, we amortized $255,000 in intangible assets, $127,000 related to our acquisition of a controlling interest in Lodestar and $128,000 related to our acquisition of The PrivateBank - Michigan, compared to $126,000 in the first nine months of 2004.

Minority Interest Expense

On December 30, 2002, The PrivateBank - Chicago acquired an 80% controlling interest in Lodestar. The Company records its 20% non-controlling interest in Lodestar related to Lodestar’s results of operations, in minority interest expense on the consolidated statement of income. For the quarters ended September 30, 2005 and 2004, we recorded $82,000 and $74,000 of minority interest expense, respectively. For the nine months ended September 30, 2005 and 2004, we recorded $231,000 and $206,000 of minority interest expense, respectively.

 Income Taxes

The following table shows our income before income taxes, applicable income taxes and effective tax rate for the nine months ended September 30, 2005 and 2004, respectively (in thousands):

	Nine months ended September 30,
	2005	2004
Income before taxes	$36,067	$27,204
Income tax provision	11,266	7,735
Effective tax rate	31.2%	28.4%

The effective income tax rate varies from statutory rates principally due to certain interest income, which is tax-exempt for federal or state purposes, and certain expenses, which are disallowed for tax purposes. Income before taxes for the nine months ended September 30, 2005 grew 33% over the nine months ended September 30, 2004. Income from federally tax-exempt investment securities increased modestly by 4% during the first nine months of 2005 versus the first nine months of 2004. The year to date average balance of federally tax-exempt investment securities was $205.4 million at September 30, 2005 compared to $227.3 million at September 30, 2004, a decrease of 10%. The decrease in federally tax-exempt municipal bond income as a percentage of income before taxes has been the primary cause for the increase in our effective tax rate, which is 31.2% for the nine months ended September 30, 2005 versus 28.4% in the prior year period. We expect our effective tax rate to continue to increase if the growth in federally tax-exempt income does not keep pace with the growth in income before taxes.

Operating Segments Results

As described in Note 5 to the consolidated financial statements included in this report, the Company’s operations consist of five primary business segments: The PrivateBank - Chicago, The PrivateBank - St. Louis (including The PrivateBank - Wisconsin), The PrivateBank - Michigan, Wealth Management and Holding Company Activities.

The profitability of The PrivateBank - Chicago is primarily dependent on net interest income, provision for loan losses, non-interest income and non-interest expense. Net income for The PrivateBank - Chicago for the nine months ended September 30, 2005 increased 31% to $25.1 million from $19.2 million at September 30, 2004. The growth in net income for the period resulted from improvements in net interest income, which was driven by increases in loans. Improvement in net interest income and non-interest income for the nine months ended September 30, 2005 more than offset increases in operating expenses associated with continued growth of The PrivateBank - Chicago as compared to the same period in 2004. Net interest income for The PrivateBank - Chicago for the nine months ended September 30, 2005 increased to $57.6 million from $45.7 million, or 26%, primarily due to growth in earning assets.

Total loans at The PrivateBank - Chicago increased by 38%, or $489.5 million, to $1.8 billion at September 30, 2005 as compared to total loans of $1.3 billion at September 30, 2004. Residential real estate loans grew by 90% over prior year's quarter, followed by growth of 66% in construction loans, and growth in commercial real estate and commercial loans of 37% and 33%, respectively. Total deposits increased by 22% to $2.0 billion at September 30, 2005, from $1.6 billion at September 30, 2004. Growth in brokered deposits, demand deposits and money market deposits accounted for the majority of the deposit growth. Brokered deposits were $528.7 million at September 30, 2005 compared to $356.4 million in the prior year, an increase of 48%. Core deposits grew by 15% year over year.

Financial results of The PrivateBank - St. Louis include the results of The PrivateBank - Wisconsin. Net income for The PrivateBank - St. Louis for the nine months ended September 30, 2005 decreased 10% to $1.8 million as compared to $2.0 million in the prior year period primarily due to the inclusion of a net loss of $903,000 from start-up operations of The PrivateBank - Wisconsin. Excluding the results of The PrivateBank - Wisconsin, net income of The PrivateBank - St. Louis increased by 34% year over year. This growth in net income of The PrivateBank - St. Louis resulted primarily from increases in net interest income. Non-interest expense for this segment includes $1.2 million of expenses related to The PrivateBank - Wisconsin. Net interest income for The PrivateBank - St. Louis for the nine months ended September 30, 2005 increased to $8.1 million from $5.5 million in the prior year period, an increase of 48%, primarily due to growth in earning assets.

Total loans at The PrivateBank - St. Louis increased 53% to $287.9 million at September 30, 2005 from $188.5 million at September 30, 2004, due primarily to growth in construction, commercial real estate, and personal loan categories. Total deposits increased by $82.9 million to $288.4 million at September 30, 2005 from $205.5 million at September 30, 2004. The majority of the deposit growth at The PrivateBank - St. Louis was due to increased money market and non-interest bearing deposits during the nine months ended September 30, 2005 as compared to the prior year period. Brokered deposits were $69.7 million at September 30, 2005, an increase of $17.2 million since September 30, 2004. Included in St. Louis totals are Wisconsin loans of $19.8 million and deposits of $22.3 million.

The PrivateBank - Michigan had loans of $362.4 million and deposits of $306.3 million at September 30, 2005, increases of 15% and 2% from June 30, 2005 balances, respectively. Net income for The PrivateBank - Michigan from the date of acquisition was $1.2 million.

Wealth management includes investment management, personal trust and estate services, custodial services, retirement accounts and investment services. Wealth management assets under management increased by $441.0 million to $2.1 billion at September 30, 2005, as compared to $1.7 billion at September 30, 2004, due primarily to the inclusion of $250.2 million of assets under management of The PrivateBank - Michigan, improvement in the equity markets and increases in net new business. Wealth management fee revenue was $7.1 million for the nine months ended September 30, 2005, compared to $6.2 million for the nine months ended September 30, 2004. During the quarter, the Company established a new wealth management relationship with a client, which generated approximately $30 million of assets under management during the third quarter 2005. The new trust relationship will increase to approximately $250.0 million in the fourth quarter as the assets of this trust are moved to The PrivateBank - Michigan. The addition of this wealth management client will essentially double the assets under management at our Michigan bank. Wealth management net income for the nine months ended September 30, 2005 was $801,000, down from $1.0 million in the prior year period. The decrease in net income is primarily due to a decline in net interest income between periods. The wealth management results include a management accounting credit for money market deposits maintained at The PrivateBank - Chicago. During 2005, the spread related to the management accounting entry has declined due to the flattened yield curve for 2006.

Holding Company Activities consist of parent company only matters. The Holding Company’s most significant assets are its net investments in its four banking subsidiaries, The PrivateBank - Chicago, The PrivateBank - St. Louis, The PrivateBank - Michigan, and our mortgage banking subsidiary, The PrivateBank Mortgage Company. Holding Company Activities are reflected primarily by interest expense on borrowings and operating expenses of the parent company. Recurring holding company operating expenses consist primarily of compensation (amortization of restricted stock awards, other salary expense) and miscellaneous professional fees.

The Holding Company Activities segment reported a net loss of $4.3 million for the nine months ended September 30, 2005 as compared to a net loss of $2.8 million for the nine months ended September 30, 2004. The increase in net loss for 2005 as compared to the prior year period reflects a 30% increase in non-interest expense, primarily resulting from increases in the amortization of restricted share grants and increases in professional fees and a 65% increase in interest expense primarily due to the issuance of $50.0 million of trust preferred securities, the addition of $8.0 million of trust preferred securities acquired as a result of The PrivateBank - Michigan acquisition on June 20, 2005 and the drawdown on a line of credit with LaSalle Bank. On September 29, 2005, the Company entered into a $65.0 million credit facility with LaSalle Bank. The new credit facility replaces an existing $40.0 million revolving credit facility that was originally entered into in February 2000 with LaSalle, which was amended on December 1, 2004 to extend the maturity date to December 1, 2005. As of June 30, 2005, the Company had $7.0 million outstanding on the existing credit facility.

The new $65.0 million credit facility is comprised of a $40.0 million senior debt facility and $25.0 million of subordinated debt. The senior debt facility is comprised of a $250,000 term loan with a maturity of December 31, 2016, and a revolving loan with a maturity of December 1, 2005. Management expects to renew the revolving loan on an annual basis. The subordinated debt matures on December 31, 2016. The interest rate on the senior debt facility resets quarterly, and is based on, at the Company’s option, either the lender’s prime rate or three-month LIBOR plus 120 basis points, with a floor of 3.50%. The interest rate on the subordinated debt resets quarterly, and is equal to three-month LIBOR plus 135 basis points, with a floor of 3.50%. Currently, LaSalle has made $5.0 million available on the subordinated debt facility and the full $25.0 million was made available during the fourth quarter of 2005. The subordinated debt qualifies as Tier 2 capital under applicable rules and regulations promulgated by the Board of Governors of the Federal Reserve System.

At September 30, 2005, the Company had $14.25 million outstanding on the senior debt facility and $5.0 million of subordinated debt outstanding. The credit facility is used for general corporate and other working capital purposes. The Company expects to further draw down on the facilities over the next year to support continued balance sheet growth.

  FINANCIAL CONDITION

  Total Assets

Total assets increased to $3.3 billion at September 30, 2005, an increase of $789.9 million, or 32% over total assets of $2.5 billion at December 31, 2004, and an increase of $973.0 million, or 41% over total assets of $2.4 billion at September 30, 2004. The balance sheet growth during the nine months ended September 30, 2005 was accomplished mainly through the addition of $430.6 million in assets of The PrivateBank - Michigan and loan growth throughout the Company. The growth in assets was funded primarily through core deposit growth and increases in brokered deposits, and to a lesser extent, increases in FHLB borrowings.

  Loans

Total loans increased to $2.4 billion, an increase of $768.4 million, or 46%, from $1.6 billion at December 31, 2004 and an increase of $950.6 million, or 65%, from $1.5 billion at September 30, 2004.

Loan growth since December 31, 2004 has occurred primarily in the commercial real estate, construction, residential real estate, and commercial loan categories. Loan growth is primarily attributable to the inclusion of $362.4 million of loans from The PrivateBank - Michigan and growth in the portfolio of The PrivateBank - Chicago of $324.8 million. The PrivateBank - St. Louis had loans outstanding of $287.9 million at September 30, 2005, which reflects growth of $81.8 million, or 40%, since December 31, 2004, and includes $19.8 million in loans from The PrivateBank - Wisconsin.

The following table sets forth the composition of our loan portfolio net of unearned discount by category (in thousands) at the following dates:

	September 30, 2005	% loans to total loans	December 31, 2004	% loans to total loans	September 30, 2004	% loans to total loans
Loans
Commercial real estate	$1,164,939	48%	$855,396	52%	$735,308	50%
Commercial	401,796	17%	285,336	17%	246,326	16%
Residential real estate	203,761	9%	90,590	6%	86,341	6%
Personal (1)	130,848	5%	83,746	5%	84,047	6%
Home Equity	147,676	6%	119,115	7%	116,847	8%
Construction	372,705	15%	219,180	13%	202,214	14%
Total loans, net of unearned discount	$2,421,725	100%	$1,653,363	100%	$1,471,083	100%

(1)	Includes overdraft lines.

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

We maintain an allowance for loan losses sufficient to absorb credit losses inherent in our loan portfolio. The allowance for loan losses represents our estimate of probable losses in the portfolio at each balance sheet date and is supported by all available and relevant information. The allowance contains provisions for probable losses that have been identified relating to specific borrowing relationships, as well as probable losses inherent in the loan portfolio and credit undertakings that are not specifically identified. Management’s application of the methodology for determining the allowance for loan losses resulted in an allowance for loan losses of $27.9 million at September 30, 2005 compared with $19.0 million at December 31, 2004. The increase in the provision from December 31, 2004 reflects the addition of $3.6 million of loan loss reserves as a result of the acquisition of The PrivateBank - Michigan, management’s judgment about the generalized risk of real estate related lending in various markets, the addition of new lending personnel as well as strong loan growth from the existing office during the first nine months of 2005. We believe that the allowance for loan losses is adequate to provide for estimated probable credit losses inherent in our loan portfolio.

The allowance for loan losses as a percentage of total loans was 1.15% at September 30, 2005, unchanged from December 31, 2004 and down from 1.21% at September 30, 2004. Net recoveries totaled $436,000 for the nine months ended September 30, 2005 versus net charge-offs of $250,000 in the year earlier period. The provision for loan losses was $4.8 million for the nine months ended September 30, 2005, versus $2.9 million for the nine months ended September 30, 2004.

Following is a summary of changes in the allowance for loan losses for the nine months ended September 30, 2005 and 2004 (in thousands):

	2005	2004
Balance, January 1	$18,986	$15,100
Provisions charged to earnings	4,848	2,901
Addition of The PrivateBank - Michigan loan loss reserve	3,614	--
Less Loans charged-off, net of (recoveries)	(436)	250
Balance, September 30	$27,884	$17,751

The following table shows our allocation of the allowance for loan losses by specific category at the dates shown.

	September 30, 2005		December 31, 2004		September 30, 2004
Allocation of the Allowance for Loan Losses ($ in thousands)	Amount	% of allowance to total allowance	Amount	% of loans to total loans	Amount	% of allowance to total allowance
Allocated Inherent Reserve:
CRE Loans	11,868	43%	8,445	44%	8,069	45%
Commercial Loans	5,925	21%	3,277	17%	3,119	18%
Residential Loans	513	2%	222	1%	234	1%
Personal Loans	1,575	6%	736	4%	799	5%
Home Equity Loans	407	1%	298	2%	322	2%
Construction Loans	4,414	16%	2,659	14%	2,752	15%
Allocated Inherent Reserve	24,702	89%	15,637	82%	15,295	86%
Specific Reserve	--	--	1,669	9%	1,882	11%
Unallocated Inherent Reserve	3,182	11%	1,680	9%	574	3%
Total Reserve for Credit Losses	$27,884	100%	$18,986	100%	$17,751	100%

We considered various qualitative and quantitative factors about the loan portfolio in determining the level of the allowance for loan losses. Under our methodology, the allowance for loan losses is comprised of the following components:

Allocated Inherent Component of the Reserve

The allocated portion of the allowance for loan losses is based on loan type and, starting in the second quarter 2005, the allowance is also allocated by loan risk within each loan type. The Company assigns each of its loans a risk rating at the time of loan origination and either confirms or changes the risk rating at the time of subsequent reviews, loan renewals or upon default. The loss allocations are based on a combination of a historical analysis of the Company’s losses and adjustment factors deemed relevant by management. The adjustment factors take into account banking industry-wide loss statistics, current facts and circumstances, and long-term economic trends. During the second quarter 2005, the historical analysis was enhanced to include a five-year migration analysis of the Company’s losses and the documentation of the loss adjustment factors was augmented.

The allocated inherent component of the reserve increased by $9.1 million during the first nine months of 2005, from $15.6 million at December 31, 2004 to $24.7 million at September 30, 2005. The increase in the allocated portion of the reserve reflects higher loan volumes in every category, particularly construction, commercial, and residential real estate loans.

Specific Component of the Reserve

For loans where management deems either the amount or the timing of the repayment to be significantly impaired, there are specific reserve allocations established. The specific reserve is based on a loan’s current value compared to the present value of its projected future cash flows, collateral value or market value, as is relevant for the particular loan pursuant to SFAS 114, “Accounting by Creditors for Impairment of a Loan.” As of September 30, 2005, management has concluded that there are no loans in the portfolio that require specific reserves.

The specific component of the reserve decreased by $1.7 million during the first nine months of 2005, from $1.7 million at December 31, 2004 to zero at September 30, 2005 after giving effect to $436,000 in recoveries during the period.

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

The unallocated inherent component of the reserve increased by $1.5 million for the first nine months of 2005, from $1.7 million at December 31, 2004 to $3.2 million at September 30, 2005 reflecting the impact of a larger overall loan portfolio and the addition of The PrivateBank - Michigan portfolio.

Nonperforming Loans

The following table classifies our non-performing loans as of the dates shown:

	9/30/05	6/30/05	3/31/05	12/31/04	9/30/04
	(dollars in thousands)
Nonaccrual loans	$ 472	$ 1,212	$ 1,448	$ 1,090	$ 797
Loans past due 90 days or more	744	2,026	1,335	1,438	1,638
Total nonperforming loans	1,216	3,238	2,783	2,528	2,435
OREO	211	413	--	--	--
Total nonperforming assets	$1,427	$3,651	$2,783	$2,528	$2,435
Total nonaccrual loans to total loans	0.02%	0.06%	0.08%	0.07%	0.05%
Total nonperforming loans to total loans	0.05%	0.17%	0.16%	0.15%	0.17%
Total nonperforming assets to total assets	0.04%	0.11%	0.11%	0.10%	0.10%

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

Nonaccrual loans were $472,000 at September 30, 2005 as compared to $1.1 million at December 31, 2004 and $797,000 at September 30, 2004. Nonaccrual loans decreased by $618,000 since December 31, 2004 due primarily to repayment of a single personal credit during the quarter. Loans delinquent over 90 days increased by $694,000 since December 31, 2004 to $744,000.

Through the acquisition of BHB, the Company assumed $413,000 of OREO property, secured by various properties in the Detroit metropolitan area, consisting primarily of vacant land. The balance at September 30, 2005 of $211,000 reflects the value of the properties less proceeds received during the third quarter 2005 of approximately $202,000 arising from a condemnation action taken by Wayne County, Michigan.

  Investment Securities

The amortized cost and the estimated fair value of securities at September 30, 2005 and December 31, 2004, were as follows (in thousands):

	Investment Securities — Available-for-Sale
	September 30, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agency mortgage backed securities and collateralized mortgage obligations	$341,989	$1,286	$ (3,971)	$339,304
Corporate collateralized mortgage obligations	—	—	—	—
Tax exempt municipal securities	207,928	15,939	(2)	223,865
Taxable municipal securities	3,840	5		3,845
Federal Home Loan Bank stock	150,506		—	150,506
Other	2,535	—	—	2,535
Total	$706,798	$17,230	$(3,973)	$720,055

	Investment Securities — Available-for-Sale
	December 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agency mortgage backed securities and collateralized mortgage obligations	$331,115	$ 3,690	$(1,755)	$333,050
Corporate collateralized mortgage obligations	1,843	—	—	1,843
Tax exempt municipal securities	203,102	9,270	(162)	212,210
Taxable municipal securities	3,841	21	—	3,862
Federal Home Loan Bank stock	208,096	—	—	208,096
Other	4,516	408	—	4,924
Total	$752,513	$13,389	$(1,917)	$763,985

All securities are classified as available-for-sale and may be utilized as part of our asset/liability management strategy in response to changes in interest rates, liquidity needs or significant prepayment risk. Available-for-sale securities are carried at fair value, with related unrealized net gains or losses, net of deferred income taxes, recorded as an adjustment to equity capital. At September 30, 2005, reported stockholders’ equity reflected unrealized securities gains net of tax of $8.2 million, an increase of $1.1 million from $7.1 million at December 31, 2004.

Securities available-for-sale decreased to $720.1 million at September 30, 2005 from $764.0 million as of December 31, 2004. U.S. government agency mortgage backed securities and collateral mortgage obligations increased by $6.3 million at September 30, 2005 as compared to year-end due to purchases during the year.

At September 30, 2005, the Company’s consolidated investment in Federal Home Loan Bank (FHLB) stock was $150.5 million, compared to $208.1 million at December 31, 2004. The reduction in this investment reflects gradual redemptions of excess FHLB (Chicago) stock initiated by the Company in response to reductions in the dividend rate paid on such stock and to take advantage of higher yields available on loans and other investments. The Company redeemed $20.0 million of its excess FHLB (Chicago) stock in each of the first three quarters of 2005, and an additional $10.0 million of its FHLB (Chicago) stock on October 13, 2005, after which its investment totaled $137.0 million. The $150.5 million of FHLB stock at September 30, 2005 was comprised of $147.0 million of FHLB (Chicago) stock, $1.3 million of FHLB (Des Moines) stock and $2.2 million of FHLB (Indianapolis) stock. The Company is required to maintain a ratio of 20:1 of FHLB borrowings to FHLB stock. As of September 30, 2005, the Company had $261.1 million in advances from the FHLB (Chicago) and, accordingly, was required to hold $13.1 million in FHLB (Chicago) stock. The remainder of FHLB (Chicago) stock represents excess or “voluntary” stock.

On October 18, 2005, the FHLB (Chicago) announced an annualized dividend rate of 3.75% payable in the fourth quarter of 2005. This announcement reflects a 125 basis point reduction in the rate from the 5.0% announced for the third quarter 2005. The reduction in the dividend rate is expected to reduce the Company’s fourth quarter 2005 net interest income by approximately $500,000. A portion of this reduced income will be offset by earnings generated from the investment of proceeds from FHLB (Chicago) stock redeemed during the third and fourth quarters of 2005.

In addition to announcing the lower dividend rate, on October 18, 2005, the FHLB (Chicago) also announced the following actions with respect to its common stock:

•	the Board of Directors of the FHLB (Chicago) decided to discontinue redemptions of excess, or “voluntary” capital stock;

•
the FHLB (Chicago) intends to continue to pay stock dividends to members, in keeping with past practice, however such dividends will continue to be subject to approval by the Finance Board until the FHLB (Chicago) completes the process of registering its equity securities under the Securities Exchange Act of 1934 and until a revised retained earnings and dividend policy has been approved by the Finance Board, which policy and updated business plan strategies are to be filed with the Finance Board by December 15, 2005; and

•
the FHLB (Chicago) entered into an amendment to its Written Agreement with the Federal Housing Finance Board (the FHLB (Chicago)’s regulator) to reduce the FHLB (Chicago)’s minimum capital ratio from 5.1% to 4.5%, to require the FHLB (Chicago) to maintain minimum total stock capital of $3.964 billion, the balance as of October 18, 2005, and to provide that no FHLB (Chicago) stock will be redeemed if the redemption would cause the FHLB (Chicago) to fail to meet such capital requirements.

In making this announcement, the FHLB (Chicago) stated that it took these actions to help ensure an adequate capital base for the FHLB (Chicago) to continue to service the needs of its members, citing the fact that the FHLB (Chicago) had experienced net redemptions of its stock to date approximately equal to those anticipated for the entire year. The FHLB (Chicago) also stated an intention to resume redemptions as soon as possible, subject to Finance Board approval. Prior to this announcement, the FHLB (Chicago) had exercised its discretion with respect to redemptions of excess stock by maintaining a practice of redeeming such stock upon the request of the member. As an alternative to a discretionary redemption of excess stock, the FHLB (Chicago) is required to redeem all of a member’s stock in the event of a withdrawal from membership upon six months’ prior notice.

Due to the uncertainty regarding when redemptions of excess stock may resume, on October 31, 2005, the Company delivered to the FHLB (Chicago) written notice of its intent to withdraw its membership and obtain redemption of all of FHLB (Chicago) stock held by the Company upon the effective date of the withdrawal. Pursuant to applicable regulations, the withdrawal and the FHLB (Chicago)’s obligation to redeem such stock will not be effective until April 30, 2006. In addition, the Company must repay all of its outstanding FHLB (Chicago) advances prior to the effective date of the withdrawal and will not have access thereafter to advances from the FHLB (Chicago).

The Company believes that adequate funding from a variety of wholesale funding sources, including brokered deposits and advances from either the FHLB (Indianapolis) or the FHLB (Des Moines), will be available to replace the FHLB (Chicago) advances on terms that will not have a material impact, either positively or negatively, on the Company’s net interest margin. The Company also believes the FHLB (Chicago) will have adequate capital to redeem all of the stock held by the Company at the effective time of its withdrawal and that it will be able to reinvest the redemption proceeds at higher yields than the current yield on the FHLB (Chicago) stock, although no assurance can be given that the FHLB (Chicago) will have adequate capital or that the FHLB (Chicago) or the Finance Board will not take action which precludes such redemption.

The Company has been advised by the FHLB (Chicago) that it is permitted to rescind its notice of membership withdrawal at any time prior to its effective date, without fee or penalty. The Company intends to continue to monitor the actions of the FHLB (Chicago) and will assess whether to rescind its withdrawal based on such actions, including the revised retained earnings and dividend policy and updated business plan to be submitted by the FHLB (Chicago) to the Finance Board by mid-December 2005, changes, if any, to the current dividend rate, and the resumption of discretionary redemptions of excess stock. In the event the FHLB (Chicago) resumes discretionary redemptions of excess stock during the upcoming six months, it is the Company’s intention to significantly reduce its holdings of excess FHLB (Chicago) stock.

  Deposits and Funds Borrowed

The following table presents the balances of deposits by category and each category as a percentage of total deposits at September 30, 2005 and December 31, 2004:

	September 30,		December 31,
	2005		2004
	Balance	Percent of Total	Balance	Percent of Total
	(dollars in thousands)
Non-interest bearing demand	$ 261,808	10%	$ 165,170	9%
Savings	15,823	1%	17,067	1%
Interest-bearing demand	121,696	5%	106,846	6%
Money market	1,092,476	42%	837,096	45%
Brokered deposits	528,651	21%	423,147	22%
Other time deposits	551,780	21%	323,309	17%
Total deposits	$ 2,572,234	100%	$1,872,635	100%

Total deposits of $2.6 billion at September 30, 2005 represent an increase of $699.6 million or 37% as compared to total deposits of $1.9 billion as of December 31, 2004. Core deposit growth, which represents total deposits less brokered deposits, exceeded loan growth, with core deposits increasing 41% over the past four quarters; excluding Michigan deposits of $306.3 million, core deposits grew 20% year over year. Non-interest-bearing demand deposits increased by 59% to $261.8 million at September 30, 2005 as compared to $165.2 million at December 31, 2004. Savings deposits at September 30, 2005 decreased by 7%, to $15.8 million as compared to December 31, 2004 balances of $17.0 million. Interest-bearing demand deposits increased 14% to $121.7 million as compared to $106.8 million at December 31, 2004. Money market accounts increased by $255.4 million, or 31%, to $1.1 billion at September 30, 2005 as compared to $837.1 million at December 31, 2004. The growth in our money market deposits primarily results from growth in money market account relationships of $5.0 million or greater which has been an area of strategic focus, and are priced at a spread to the prime rate of interest. Brokered deposits increased by 25% or $105.5 million to $528.7 million at September 30, 2005 as compared to $423.1 million at December 31, 2004. Other time deposits increased by approximately 71% to $551.8 million as compared to $323.3 million at year-end 2004.

We continue to utilize brokered deposits as a source of funding for growth in the loan and investment portfolios. Our brokered deposits to total deposits ratio was 21% at September 30, 2005 compared to 22% at December 31, 2004. We have issued certain brokered deposits that include call option provisions, which provide us with the opportunity to redeem the certificates of deposit on a specified date prior to the contractual maturity date.

As of September 30, 2005, we held twelve outstanding brokered deposits containing unexercised call provisions. We have brokered deposits with nine different brokers and we receive periodic information from other brokers regarding potential deposits. The scheduled maturities of brokered deposits, net of unamortized prepaid broker commissions, as of September 30, 2005, for the upcoming 2005 and 2006 quarters and the fiscal years 2007 through 2009 and thereafter, are as follows:

Scheduled Maturities of Brokered Deposits
net of unamortized prepaid brokered commissions
at September 30, 2005
Maturity Date	Rate (1)	9/30/2005
4th quarter 2005	2.31%	48,162
1st quarter 2006	3.95%	60,129
2nd quarter 2006	3.60%	109,978
3rd - 4th quarters 2006	4.13%	74,890
2007	3.92%	81,619
2008 (2)	3.62%	25,368
2009	4.27%	25,700
Thereafter (3) (4)	5.16%	105,177
Unamortized prepaid broker commissions		(2,372)
Total brokered deposits, net of unamortized prepaid broker commissions		$528,651

(1)	Represents the all-in rate of each brokered deposit.
(2)	This segment includes a callable $15.0 million brokered deposit with a maturity date of 3/26/2008 which is callable monthly.
(3)
This segment includes several callable deposits: a $1.6 million brokered deposit with a maturity date of 5/19/2010 callable quarterly; a $3.6 million brokered deposit with a maturity date of 11/19/2012 callable semi-annually; a $10.0 million brokered deposit with a maturity date of 2/11/2013 callable monthly; a $10.0 million brokered deposit with a maturity date of 1/21/2014 callable monthly; a $10.0 million brokered deposit with a maturity date of 12/17/2014 callable monthly; a $12.3 million brokered deposit with a maturity date of 2/27/2019 callable monthly; $9.7 million brokered deposit with a maturity date of 3/12/2024 callable semi-annually; a $9.4 million brokered deposit with a maturity date of 4/23/2024 callable monthly; a $7.5 million brokered deposit with a maturity of 1/28/2015 callable semi-annually; and a $7.5 million brokered deposit with a maturity date of 6/30/2025, an original call date of 12/30/2005, and semi-annually thereafter.

(4)	This segment includes a zero coupon brokered deposit with a maturity date of 3/18/2024, an effective yield of 6.25% and callable semi-annually.

Membership in the FHLB system gives us the ability to borrow funds from the FHLBC, the FHLB (Des Moines) and the FHLB (Indianapolis) under a variety of programs. We have periodically used the services of the FHLB for funding needs and other correspondent services.

During the third quarter of 2005, our reliance on FHLB borrowings as a funding source decreased by $19.2 million from June 30, 2005. FHLB borrowings totaled $327.1 million at September 30, 2005 compared to $230.6 million at September 30, 2004 and $249.3 million at December 31, 2004. Included in September 30, 2005 balances are The PrivateBank - Michigan FHLB borrowings of $45.0 million. The FHLB requires us to pledge collateral in connection with obtaining FHLB advances. Our pledged collateral consists of residential real estate loans and certain qualifying multi-family loans and investment securities.

A summary of all funds borrowed and outstanding at September 30, 2005, December 31, 2004 and September 30, 2004 is presented in the tables below:

Funds Borrowed at September 30, 2005
Long Term Funds Borrowed:	Current Rate	Maturity	9/30/2005
Subordinated Note	5.37%	12/31/2016	$5,000
FHLB fixed advance	4.61%	9/20/2010	5,000
FHLB fixed advance	4.21%	9/01/2010	6,900
FHLB fixed advance	4.64%	3/08/2010	5,000
FHLB fixed advance	4.25%	12/28/2009	11,500
FHLB fixed advance	3.87%	12/23/2009	1,080
FHLB fixed advance	4.07%	3/20/2009	5,000
FHLB fixed advance	4.08%	2/02/2009	15,000
FHLB fixed advance	3.80%	1/25/2009	1,600
FHLB fixed advance	3.89%	11/17/2008	5,000
FHLB fixed advance	3.67%	9/29/2008	25,000
FHLB fixed advance	5.29%	6/23/2008	4,000
FHLB fixed advance	3.95%	5/05/2008	3,000
FHLB advance (1)	3.97%	12/13/2007	2,000
FHLB fixed advance	5.08%	10/24/2007	5,000
FHLB fixed advance	2.71%	7/07/2007	5,000
FHLB fixed advance	3.92%	2/09/2007	3,000
FHLB prepayable LIBOR fixed advance	2.86%	1/31/2007	10,000
FHLB fixed advance	3.41%	1/25/2007	1,500
FHLB fixed advance	3.97%	1/05/2007	4,640
FHLB fixed advance	3.97%	1/05/2007	3,825
FHLB fixed advance	4.26%	12/11/2006	25,000
FHLB prepayable LIBOR fixed advance	2.58%	12/08/2006	25,000
FHLB fixed advance	3.26%	11/16/2006	1,000
FHLB fixed advance	2.87%	11/14/2006	25,000
Total long-term funds borrowed			$204,045

Short term funds borrowed:
FHLB fixed advance	3.93%	9/01/2006	3,999
FHLB fixed advance	4.30%	8/18/2006	5,000
FHLB fixed advance	4.19%	8/11/2006	28,535
FHLB fixed advance	2.43%	7/17/2006	1,000
FHLB fixed advance	2.21%	6/26/2006	4,965
FHLB fixed advance	3.04%	6/23/2006	2,850
FHLB fixed advance	3.72%	3/31/2006	5,000
FHLB prepayable LIBOR fixed advance	3.95%	3/06/2006	25,000
FHLB advance (1)	3.97%	3/06/2006	3,000
FHLB fixed advance	2.97%	1/25/2006	4,700
FHLB fixed advance	2.12%	1/17/2006	2,000
FHLB fixed advance	3.28%	1/13/2006	1,000
FHLB fixed advance	2.28%	1/03/2006	10,000
Line of Credit	4.69%	12/01/2005	14,250
FHLB fixed advance	2.83%	11/08/2005	2,000
FHLB fixed advance	2.31%	11/07/2005	2,000
FHLB fixed advance	2.52%	10/25/2005	2,000
FHLB fixed advance (2)	6.50%	10/24/2005	25,018
Federal funds purchased	3.99%	Daily	63,000
Demand repurchase agreements (3)	2.25%	Daily	8,302

Total short-term funds borrowed			$213,619
Total Funds borrowed			$417,664

(1)	This advance is a floating rate LIBOR advance and will reset quarterly.
(2)
This FHLB advance is subject to a fair value hedge utilizing an interest rate swap with a fair value of $43,000 at September 30, 2005. The contractual par amount on the advance is $25.0 million and is swapped to floating at an effective rate of 4.84%.

(footnotes continued on next page)
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

Funds Borrowed at September 30, 2004
Long Term Funds Borrowed:	Current Rate	Maturity	9/30/2004
FHLB fixed advance (1)	3.67%	9/29/2008	25,000
FHLB fixed advance	4.16%	9/4/2007	-
FHLB fixed advance	2.87%	11/14/2006	25,000
FHLB fixed advance	2.43%	7/17/2006	1,000
FHLB fixed advance	2.12%	1/17/2006	2,000
FHLB fixed advance	2.28%	1/3/2006	10,000
FHLB fixed advance	2.31%	11/7/2005	2,000
FHLB fixed advance (2)	6.50%	10/24/2005	25,600
FHLB fixed advance	2.40%	9/6/2005	5,000
FHLB fixed advance	1.69%	8/17/2005	25,000
FHLB fixed advance	1.83%	7/15/2005	3,000
Total long-term funds borrowed			123,600

Short term funds borrowed:
FHLB fixed advance	1.91%	6/15/2005	7,000
FHLB fixed advance	1.96%	6/15/2005	25,000
FHLB fixed advance	1.95%	5/9/2005	2,000
FHLB fixed advance	1.55%	1/30/2005	25,000
FHLB fixed advance	1.45%	1/13/2005	1,000
FHLB fixed advance	1.59%	12/15/2004	10,000
FHLB fixed advance	1.56%	12/13/2004	2,000
FHLB fixed advance	1.56%	11/16/2004	5,000
FHLB fixed advance	1.74%	11/8/2004	3,000
FHLB fixed advance	1.57%	10/25/2004	2,000
FHLB fixed advance	1.31%	10/20/2004	25,000
FHLB fixed advance	1.61%	01/16/04	--
FHLB fixed advance	6.21%	12/05/03	--
Fed funds purchased	1.51%	Daily	65,000
Demand repurchase agreements (3)	0.90%	Daily	5,958

Total short-term funds borrowed			177,958
Total Funds borrowed			$301,558

(1)	The Company has the right to cancel this advance after one year and semi-annually thereafter with 5-business day written notice.
(2)	This FHLB advance is subject to a fair value hedge utilizing an interest rate swap with a fair value of $1.1 million. The contractual par amount on the advance is $25.0 million.
(3)
Demand repurchase agreements are a form of retail repurchase agreements offered to certain clients of The PrivateBank - Chicago. Funds are swept each business day from the client’s demand deposit account. These amounts are not deposits and are not insured, but are secured by a pool of securities pledged specifically for this purpose.

On September 29, 2005, the Company entered into a $65.0 million credit facility with LaSalle Bank National Association. The new credit facility replaces an existing $40.0 million revolving credit facility that was originally entered into in February 2000 with LaSalle, which was amended on December 1, 2004 to extend the maturity date to December 1, 2005. As of June 30, 2005, the Company had drawn $7.0 million on the existing credit facility to fund a portion of the BHB acquisition.

The new $65.0 million credit facility is comprised of a $40.0 million senior debt facility and $25.0 million of subordinated debt. The senior debt facility is comprised of a $250,000 term loan with a maturity of December 31, 2016, and a revolving loan with a maturity of December 1, 2005. Management expects to renew the revolving loan on an annual basis.
During the fourth quarter 2005, the maturity on the revolving loan was extended to December 31, 2006.  The subordinated debt matures on December 31, 2016. The interest rate on the senior debt facility resets quarterly, and is based on, at the Company’s option, either the lender’s prime rate or three-month LIBOR plus 120 basis points, with a floor of 3.50%. The interest rate on the subordinated debt resets quarterly, and is equal to three-month LIBOR plus 135 basis points, with a floor of 3.50%. Currently, LaSalle has made $5.0 million available on the subordinated debt facility and the Company anticipates that the full $25.0 million will be made available during the fourth quarter of 2005, subject to the satisfaction of certain conditions. The subordinated debt qualifies as Tier 2 capital under applicable rules and regulations promulgated by the Board of Governors of the Federal Reserve System.

At September 30, 2005, the Company had $14.25 million outstanding on the senior debt facility and $5.0 million of subordinated debt outstanding. The $25 million subordinated debt component of the facility qualifies as Tier 2 capital. The credit facility is used for general corporate and other working capital purposes. The Company expects to further draw down on the facilities over the next year to support continued balance sheet growth.

  Capital Resources

Stockholders’ equity rose to $227.8 million at September 30, 2005, an increase of $33.7 million from December 31, 2004 stockholders’ equity of $194.1 million, due primarily to year-to-date 2005 net income of $24.6 million, the impact of the private placement of $7.6 million of common stock in June 2005 and an increase of $1.1 million related to the fair value of securities classified as available-for-sale, net of income taxes.

At September 30, 2005, $73.2 million of our total $78.0 million outstanding trust-preferred securities were treated as Tier 1 capital. The Company and its banking subsidiaries are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors, and the regulators can lower classifications in certain areas. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements.

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

The following table sets forth our consolidated regulatory capital amounts and ratios as of September 30, 2005 and 2004, and December 31, 2004:

	September 30,						December 31,
	2005			2004			2004
	Capital	“Well-capitalized” Standard	Excess/ (Deficit) Capital	Capital	“Well-capitalized” Standard	Excess/ (Deficit) Capital	Capital	“Well-capitalized” Standard	Excess/ (Deficit) Capital
Dollar basis:
Tier 1 leverage capital	$223,972	158,438	$65,534	$174,402	$112,612	$61,790	$184,184	$119,439	$64,745
Tier 1 risk-based capital	223,972	154,952	69,020	174,402	97,701	76,701	184,184	107,941	76,243
Total risk-based capital	261,645	258,253	3,392	192,153	162,834	29,318	203,170	179,902	23,269
Percentage basis:
Leverage ratio	7.07%	5.00%		7.74%	5.00%		7.71%	5.00%
Tier 1 risk-based capital ratio	8.67	6.00		10.71	6.00		10.24	6.00
Total risk-based capital ratio	10.13	10.00		11.80	10.00		11.29	10.00
Total equity to total assets	6.85			7.95			7.65

To be considered “well-capitalized,” an entity must maintain a leverage ratio of at least 5.0%, a Tier 1 risk-based capital ratio of at least 6.0%, and a total risk-based capital ratio of at least 10.0%. To be “adequately capitalized,” a bank must maintain a leverage ratio of at least 4.0%, a Tier 1 risk-based capital ratio of at least 4.0%, and a total risk-based capital ratio of at least 8.0%. At September 30, 2005, the Company and each of the banking subsidiaries exceeded the minimum levels of all regulatory capital requirements, and were considered “well-capitalized” under regulatory standards.

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

Net cash provided by operations totaled $15.0 million in the nine months ended September 30, 2005 compared to net cash provided by operations of $23.8 million in the prior year period. The net cash provided during the nine months ended September 30, 2005 was primarily impacted by growth and timing of receipts of interest and cash settlement payments. Net cash outflows from investing activities totaled $455.3 million in the first nine months of 2005 compared to a net cash outflow of $360.0 million in the prior year period primarily due to loan growth and the acquisition of The PrivateBank - Michigan. Cash inflows from financing activities in the first nine months of 2005 totaled $444.1 million compared to a net inflow of $341.9 million in the first nine months of 2004.

In the event of short-term liquidity needs, our banking subsidiaries may purchase federal funds from correspondent banks and our investment portfolio can be used as a source of liquidity. Additionally, membership in the FHLB System gives the banking subsidiaries the ability to borrow funds from the FHLBs (Chicago, Des Moines and Indianapolis) for short- or long-term purposes under a variety of programs.

Our asset/liability policy currently limits our use of brokered deposits to levels no more than 40% of total deposits. As a result of growth in our core deposits and deposits assumed in the BHB acquisition, brokered deposits have increased to 21% of total deposits at September 30, 2005 compared to 20% of total deposits at September 30, 2004. We do not expect our 40% threshold limitation to limit our ability to implement our growth plan.

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

One of two interest rate swaps we have entered into is designated as a fair value hedge of a fixed rate $25.0 million advance from the FHLBC. We entered into this interest rate swap transaction in 2001 and we agreed to receive a fixed rate in exchange for payment of a 3-month LIBOR floating rate based on an agreed-upon notional amount of $25.0 million. The fair value of the interest rate swap was $43,000 at September 30, 2005, a decrease of $679,000 as compared to December 31, 2004. The swap and hedged fixed rate advance matured on October 24, 2005.

The Company entered into a $25.0 million interest rate swap during the third quarter of 2002, swapping the 10-year treasury rate for 3-month LIBOR to serve as an economic hedge of a portion of the Company’s available-for-sale municipal bond securities portfolio. The September 30, 2005 fair market value adjustment on this swap resulted in the gain of $152,000 for the nine months ended September 30, 2005, with a corresponding increase of the derivative liability. This swap does not qualify for hedge accounting treatment pursuant to SFAS No. 133 (“Accounting for Derivative Instruments and Hedging Activities”) and, accordingly, changes in the fair value of the swap are reported in other non-interest income. At September 30, 2005, the carrying value of the swap was an asset of $567,000.

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

We have structured our assets and liabilities to mitigate the risk of either a rising or falling interest rate environment. We manage our gap position at the one-year horizon. Depending upon our assessment of economic factors such as the magnitude and direction of projected interest rates over the short- and long-term, we generally operate within guidelines set by our asset/liability management policy and attempt to maximize our returns within an acceptable degree of risk. Our policy states that we shall maintain a rate-sensitive assets to rate-sensitive liabilities position at the one-year horizon between 70% and 130%. Our position at September 30, 2005 was 97.7% as compared to 93.0% at December 31, 2004 and was within the guidelines of our policy. We have continued to maintain our gap position set by our policy guidelines and expect to continue to operate in this manner as long as the general rate structure of the economy and our business opportunities remain consistent. Therefore, generally speaking, a short-term rise in interest rates will positively impact our earnings, while a short-term drop in interest rates would negatively impact our earnings.

Interest rate changes do not affect all categories of assets and liabilities equally or simultaneously. There are other factors that are difficult to measure and predict that would influence the effect of interest rate fluctuations on our income statement. For example, a rapid drop in interest rates might cause our loans to repay at a more rapid pace and certain mortgage-related investments to prepay more quickly than projected. This could mitigate some of the benefits of falling rates that are expected when negatively gapped. Conversely, a rapid rise in rates could give us an opportunity to increase our margins and stifle the rate of repayment on our mortgage-related loans, which would increase our returns. The following tables illustrate our estimated interest rate sensitivity and periodic and cumulative gap positions calculated as of September 30, 2005 and December 31, 2004:

	September 30, 2005 Time to Maturity or Repricing
	0-90 days	91-365 days	1-5 years	Over 5 years	Total
	(dollars in thousands)
Interest-Earning Assets
Net loans	$ 1,616,723	$ 180,964	$ 567,935	$ 37,323	$ 2,402,945
Investments	44,933	48,972	258,570	252,021	604,496
FHLB stock	150,506	—	—	—	150,506
Federal funds sold	10,328	—	—	—	10,328
Total interest-earning assets	$ 1,822,490	$ 229,936	$ 826,505	$ 289,344	$ 3,168,275
Interest-Bearing Liabilities
Interest-bearing demand deposits	$981	$—	$—	$ 120,715	$ 121,696
Savings deposits	15,823	—	—	—	15,823
Money market deposits	1,092,476	—	—	—	1,092,476
Time deposits	240,036	242,029	69,344	371	551,780
Brokered deposits	45,790	244,997	142,279	109,228	542,294
Funds borrowed	122,302	97,084	268,278	8,000	495,664
Total interest-bearing liabilities	1,517,408	584,110	479,901	238,314	2,819,733
Cumulative
Rate sensitive assets (RSA)	$ 1,822,490	$ 2,052,426	$ 2,878,931	$ 3,168,275
Rate sensitive liabilities (RSL)	1,517,408	2,101,518	2,581,419	2,819,733
GAP (GAP=RSA-RSL)	305,082	(49,092)	297,512	348,542
RSA/RSL	120.11%	97.66%	111.53%	112.36%
RSA/Total assets	54.80%	61.71%	86.57%	95.27%
RSL/Total assets	45.63%	63.19%	77.62%	84.79%
GAP/Total assets	9.17%	-1.48%	8.95%	10.48%
GAP/Total RSA	9.63%	-1.55%	9.39%	11.00%

	December 31, 2004 Time to Maturity or Repricing
	0-90 days	91-365 days	1-5 years	Over 5 years	Total
	(dollars in thousands)
Interest-Earning Assets
Net loans	$1,153,297	$131,784	$334,648	$21,849	$1,641,578
Investments	41,421	51,244	251,006	235,826	579,497
FHLB stock	208,096	—	—	—	208,096
Federal funds sold	47	—	—	—	47
Total interest-earning assets	$1,402,861	$183,028	$585,654	$257,675	$ 2,429,218
Interest-Bearing Liabilities
Interest-bearing demand deposits	$—	$—	$—	$106,846	$106,846
Savings deposits	17,067	—	—	—	17,067
Money market deposits	837,096	—	—	—	837,096
Time deposits	118,313	149,987	54,606	405	323,311
Brokered deposits	130,749	113,931	120,466	58,001	423,147
Funds borrowed	234,723	103,366	96,430	—	434,519
Total interest-bearing liabilities	$1,337,948	$367,284	$271,502	$165,252	$2,141,986
Cumulative
Rate sensitive assets (RSA)	$1,402,861	$1,585,889	$2,171,543	$2,429,218
Rate sensitive liabilities (RSL)	1,337,948	1,705,232	1,976,734	2,141,986
GAP (GAP=RSA-RSL)	64,913	(119,343)	194,809	287,232
RSA/RSL	104.85%	93.00%	109.86%	113.41%
RSA/Total assets	55.41%	62.64%	85.78%	95.95%
RSL/Total assets	52.85%	67.36%	78.08%	84.61%
GAP/Total assets	2.56%	-4.71%	7.69%	11.35%
GAP/Total RSA	2.67%	-4.91%	8.02%	11.82%

The following table shows the impact of immediate 200 and 100 basis point changes in interest rates as of September 30, 2005 and December 31, 2004. The effects are determined through the use of a simulation model based on our interest-earning asset and interest-bearing liability portfolios, assuming the size of these portfolios remains constant from the balance sheet date throughout the one-year measurement period. The simulation assumes that assets and liabilities accrue interest on their current pricing basis. Assets and liabilities then reprice based on their terms and remain at that interest rate through the end of the measurement period. The model attempts to illustrate the potential change in net interest income if the foregoing occurred.

	September 30, 2005				December 31, 2004
	-200 Basis Points	-100 Basis Points	+100 Basis Points	+200 Basis Points	-200 Basis Points	-100 Basis Points	+100 Basis Points	+200 Basis Points
Percentage change in net interest income due to an immediate 100 and 200 basis point change in interest rates over a one-year time horizon	-17.1%	-8.5%	4.6%	8.4%	-3.7%	-1.0%	1.3%	3.4%

This table shows that if there had been an instantaneous parallel shift in the yield curve of -100 basis points on September 30, 2005, net interest income would decrease by 8.5% over a one-year period. The measurement of a -200 basis point instantaneous parallel shift in the yield curve at September 30, 2005 would result in a decline in net interest income of 17.1% over a one-year period versus a decline of 3.7% at December 31, 2004. At December 31, 2004, if there had been an instantaneous parallel shift in the yield curve of -100 we would have suffered a decline in net interest income of 1.0%. Conversely, a shift of +200 basis points would increase net interest income 8.4% over a one-year horizon based on September 30, 2005 balances, as compared to an increase of net interest income of 3.4% measured on the basis of the December 31, 2004 portfolio.

Changes in the effect on net interest income from the presented basis point movements at September 30, 2005, compared to December 31, 2004 are due to the timing and nature of the repricing of rate sensitive assets to rate sensitive liabilities within the one year time frame. The difference in the effect on net interest income at September 30, 2005 as compared to December 31, 2004 is due to the differences in the timing, balances, and current rates versus simulated rates of repricing assets and liabilities.

The table presented above reflects that the Company is more interest rate sensitive at September 30, 2005 as compared to December 31, 2004. There are several factors contributing to the Company becoming more asset sensitive as of September 30, 2005, including the impact of the acquisition of The PrivateBank - Michigan, as well as the growth of floating rate loans, which represent a larger percentage of the Company’s balance sheet at September 30, 2005 versus December 31, 2004. Additionally, the Company’s borrowed funds have a longer duration when comparing September 30, 2005 to December 31, 2004, further contributing to asset sensitivity. The lengthening of borrowed funds duration resulted from the partial conversion of federal funds purchased at December 30, 2004 to longer term funding at September 30, 2005, the renewal of maturity funding, and the addition of $50.0 million of fixed rate trust preferred securities issued in June 2005 in connection with the acquisition of The PrivateBank - Michigan.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2005 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting. During the second quarter 2005, the Company competed its acquisition of The PrivateBank - Michigan. We have not yet completed the documentation, evaluation and testing of The PrivateBank- Michigan's internal controls over financial reporting, which is ongoing and expected to be completed by the end of 2005.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES

LITIGATION REFORM ACT OF 1995

This report contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by use of the words “believe,”“expect,”“intend,”“anticipate,”“estimate,”“project,” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ materially from those predicted in forward-looking statements. Factors which might cause such a difference include, but are not limited to, fluctuations in market rates of interest and loan and deposit pricing; greater than anticipated deterioration in asset quality due to a prolonged economic downturn in the greater Chicago, St. Louis and Milwaukee metropolitan areas; legislative or regulatory changes; adverse developments or changes in the composition of our loan or investment portfolios; significant increases in competition; the Company’s ability to ultimately redeem the FHLBC stock that it owns; an increase in the Company’s funding costs as a result of its decision to withdraw as a member of the FHLBC; difficulties in identifying attractive acquisition opportunities or strategic partners to complement our private banking approach and the products and services we offer; unforeseen difficulties in integrating the acquisition of The PrivateBank - Michigan, slower than anticipated growth of its business, unanticipated business declines or higher than expected operational costs; unexpected difficulties in the continued integration of or in operating our mortgage banking business; the possible dilutive effect of potential acquisitions or expansion; and our ability to raise new capital as needed and the timing, amount and type of such capital raises. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by the Company during the quarter ended September 30, 2005 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

Period	(a) Total Number of Shares Purchased	(b) Average Price paid per Share	(c) Total Number of Shares Purchased as part of publicly announced Plans or Programs	(d) Maximum Number of Shares that may be purchased under the Plans/Program (1)
07/01/05-07/31/05	--	--	--	225,192
08/01/05-08/31/05	--	--	--	225,192
09/01/05-09/30/05	--	--	--	225,192
Total	--	--	--	225,192

(1)
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

10.1	Amended and Restated Loan and Subordinated Debenture Purchase Agreement dated as of September 29, 2005 by and between PrivateBancorp, Inc. and LaSalle Bank National Association.
15.0	Acknowledgment of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.0	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Report of Independent Registered Public Accounting Firm.

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
Date: November 2, 2005

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

10.1	Amended and Restated Loan and Subordinated Debenture Purchase Agreement dated as of September 29, 2005 by and between PrivateBancorp, Inc. and LaSalle Bank National Association.
15.0	Acknowledgment of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.0	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Report of Independent Registered Public Accounting Firm.

Exhibit 15.0

ACKNOWLEDGEMENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Audit Committee
PrivateBancorp, Inc.

We are aware of the incorporation by reference in the following documents of our report dated November 2, 2005 relating to the unaudited consolidated interim financial statements of PrivateBancorp, that are included in its Form 10-Q for the quarter ended September 30, 2005:

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
November 2, 2005

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

Date: November 2, 2005

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

Date: November 2, 2005

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

CERTIFICATION

In connection with the Quarterly Report of PrivateBancorp, Inc. (the “Company”) on Form 10-Q for the period ended September 30, 2005 as filed with the Securities and Exchange Commission on November 2, 2005 (the “Report”), the undersigned hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By:	/s/ Ralph B. Mandell
Name:	Ralph B. Mandell
Title:	Chairman, President and
Chief Executive Officer
Date:	November 2, 2005

By:	/s/ Dennis L. Klaeser
Name:	Dennis L. Klaeser
Title:	Chief Financial Officer
Date:	November 2, 2005

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

We have reviewed the accompanying consolidated balance sheet of PrivateBancorp, Inc. as of September 30, 2005, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the nine month periods ended September, 2005 and 2004. These financial statements are the responsibility of the Company’s management.

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
November 2, 2005