Form 10-K
period 2005-12-31
PRIVATEBANCORP INC
filed 2006-03-08
CIK 889936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Common Stock, no par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                    Accelerated filer ☒                    Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting common equity of the Registrant held by non-affiliates of the Registrant was approximately $618,515,884 based on the closing price of the common stock of $35.38 on June 30, 2005, as reported by the NASDAQ National Market.

As of March 6, 2006, the Registrant had outstanding 21,149,288 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the 2006 Annual Meeting of Stockholders are incorporated by reference into Part III.

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

We have three banking subsidiaries—The PrivateBank and Trust Company, which we also refer to as The PrivateBank – Chicago, The PrivateBank, which we also refer to as The PrivateBank – St. Louis (which includes The PrivateBank – Wisconsin), and The PrivateBank – Michigan, which was acquired on June 20, 2005. Using the European tradition of “private banking” as our model, we provide our clients with traditional individual and corporate banking services, including a variety of loan and deposit products, and wealth management services. Our goal is to be the primary source of financial products and services for our clients. We strive to develop a valued relationship with our clients, using an experienced team of managing directors, to serve client’s individual and corporate banking needs, and by tailoring our products and services to consistently meet those needs. Our clients consist of individuals, small to medium-size businesses, commercial real estate investors and professionals. On June 15, 2004, we formed a new subsidiary, The PrivateBank Mortgage Company, as a result of our acquisition of Corley Financial Corporation, a Chicago-based mortgage-banking boutique.

Our managing directors are strategically located in 13 banking locations in addition to the offices of Lodestar Investment Counsel, LLC (“Lodestar”) and The PrivateBank Mortgage Company, all in the Midwestern United States. Currently, we have eight offices in the Chicago metropolitan area. These offices are strategically located in downtown Chicago and Chicago’s Gold Coast neighborhood; in the affluent North Shore communities of Wilmette, Winnetka and Lake Forest; in Oak Brook, centrally located in the fast growing west suburban DuPage County; and in St. Charles and Geneva, in the far western Fox Valley area. We currently operate from one location in the St. Louis market where we established The PrivateBank – St. Louis, a federally chartered savings bank, in June 2000. On December 30, 2002, we purchased a controlling interest in a Chicago-based investment adviser, Lodestar. In March 2005, the Company opened a new office in downtown Milwaukee, Wisconsin, known as The PrivateBank – Wisconsin. On June 20, 2005, the Company completed its acquisition of

Bloomfield Hills Bancorp Inc. (“BHB”), and its wholly owned subsidiaries, The Private Bank, now referred to as The PrivateBank – Michigan, and a mortgage banking subsidiary. The PrivateBank – Michigan has three banking offices located in the suburban Detroit communities of Bloomfield Hills, Grosse Pointe and Rochester.

We completed our initial public offering in June of 1999. Since year-end 2001 to December 31, 2005, we have grown our asset base at a compounded annual rate of 31% to $3.5 billion. During the same period, loans have grown at a compounded annual rate of 35% to $2.6 billion, deposits at a compounded annual rate of 35% to $2.8 billion and core deposits at a compounded annual rate of 33% to $2.2 billion. Wealth Management assets under management grew at a compounded annual rate of 36% to $2.4 billion since year-end 2001. Diluted earnings per share (EPS) have grown at a compounded annual rate of 39% to $1.58 since year-end 2001. Excluding loans acquired from The PrivateBank – Michigan, loans grew at a compounded annual rate of 39% from year-end 2001 to December 31, 2005. Excluding deposits acquired from The PrivateBank – Michigan, deposits grew at a compounded annual rate of 35% from year-end 2001 to December 31, 2005. Excluding wealth management assets acquired from The PrivateBank – Michigan, wealth management assets grew at a compounded annual rate of 33% from year-end 2001 to December 31, 2005.

The PrivateBank Approach

We are a client-driven organization and believe we have developed a unique approach to private banking designed to provide our clients with superior service. We emphasize personalized client relationships and custom-tailored financial services, complemented by the convenience of technology. We target the affluent segment of the market because we believe that there is significant unmet demand for personalized services within this segment, and also because we believe it offers significant growth potential. The key aspects of our private banking approach are:

•	Personal Relationships. Our approach begins with the development of strong, dedicated relationships with our clients. Clients are matched with a team of individuals headed by a managing director, who is the client’s central point of contact with us. Our 114 managing directors and associate managing directors, who are senior financial professionals, act as the financial partners of our clients, working with them to identify and service their banking needs. By dedicating a team of executives to clients, we are able to build ongoing relationships that allow our managing directors to use their increasing knowledge of the client’s financial history and goals to quickly adapt our services to the client’s individual needs. The purpose of this approach is to give our clients a sense of security and continuity of personal service in their banking relationship. On the basis of this trust and confidence, we then seek to expand the scope of services provided to each client, often including banking needs related to the business affairs of our clients. Satisfied clients provide our most fertile source of new business and new client referrals as well. While we encourage our clients to contact us directly, we also utilize technology to complement and enhance client service. We offer products such as Private NetBanking and Business NetBanking, Master Money debit cards and Private Line Access, our voice-response communication system, to enhance, not replace, personal contact. This technology allows us to afford our clients the convenience of accessing our services from remote locations at any time of day.

Our clients may connect to Trust Plus Online Access, Private NetBanking, and Business NetBanking directly through the Internet. Clients can also connect to PrivateLine Access directly through the telephone. Through Trust Plus Online Access, wealth management clients may access account balance and history information in a read-only format through the Internet. Business NetBanking allows clients to access real-time deposit and loan information, initiate loan payments, place stop payments, schedule bill payments, transmit book and express transfers, establish repetitive and free form wire transfers, upload check issue files, view positive pay exceptions, download deposit statements, export transactional data in BAI2 and CSV formats and authorize transactions that clear through the Automated Clearing House (ACH). Currently, clients may:

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

•	Affluent Target Client. In the Chicago, St. Louis, Milwaukee and Detroit metropolitan areas, we target affluent individuals, professionals, owners of closely-held businesses, and commercial real estate investors with annual incomes in excess of $150,000, because we believe that they have significant unmet demand for personalized financial services. We offer our services to those members of this segment who are focused on building and preserving wealth. Our clients include affluent individuals, professionals, entrepreneurs and their business interests. We target service industries such as the accounting, legal and medical professions, as well as owners of closely-held businesses, commercial real estate investors, corporate executives and very high net worth families. We believe that this segment of the market is most suited to our business and that these individuals are most likely to develop long-term relationships with us. Although we generally target individuals with high annual incomes and net worth, we also recognize the growth potential of certain young professionals and extend our services to those individuals whose incomes or net worth do not initially meet our criteria.

•	Customized Financial Services. In taking a long-term relationship approach with our clients, we are able to differentiate our services from the “one-size-fits-all” mentality of many other financial institutions. Our clients use a wide variety of financial services beyond the traditional banking products, and we work with them to identify their particular needs and to develop and shape our services tailored to meet those needs. While we offer a portfolio of banking products, we believe that it is our personalized service that distinguishes us from most of our competitors. We encourage, not discourage, our clients to contact us. We use regular contact as a way to strengthen our relationships, increase services to existing clients and earn referral business.

•	Streamlined Decision-Making Process. Unlike many other banks, we do not have a lengthy chain of command. Our clients generally deal directly with their dedicated managing directors, who are given broad decision-making authority. This allows our managing directors to respond quickly and efficiently to our clients’ needs. We are able to use a streamlined approach because our organization has many qualified, experienced credit officers. Officers with credit approval authority make themselves available on short notice to help consult on or approve credits when time is of the essence. Generally, we use an “on call” approach, rather than structured meetings, to approve credit. As the amount and the complexity of the credit increases, we use a more rigorous approval process.

•	Network of Comprehensive Financial Services. In order to compete with other financial service providers, we rely on a network of professionals in the financial and investment communities with whom we have developed strategic alliances over the years. This enables us to offer our clients a broad array of high quality services. For example, we work with selected investment management firms in providing services to our wealth management clients. Our clients can either maintain their existing investment management relationships when they become wealth management clients, use our subsidiary, Lodestar, or use our approved providers of investment management services. We believe this choice distinguishes our service from the rigid policies set by some of our competitors. We, in turn, assist our clients in selecting a complete package of services best suited to their individual needs without incurring the overhead associated with directly employing diversified portfolio managers. We also have selected strategic partners who provide our clients with a full range of personal and corporate insurance products and on-site securities brokerage services.

Strategy for Growth

We seek to enhance long-term stockholder value through internal growth, expanded product lines and selective geographic expansion. We expect to continue to evaluate possible acquisition candidates and new office locations and we intend to pursue opportunities that we perceive to be attractive to the long-term value of our franchise. Our growth strategy, which relies on our continued development, retention, and expansion of our experienced management group, entails five key components:

•	Developing Our Existing Relationships. An important part of our future growth will be the continued development of our existing client relationships. As the needs of our clients change and grow, we seek to grow with them and continue to provide them with our custom-tailored, flexible services. For example, we strive to follow our clients from the purchase of their homes, through the financing of their own business, to the development and planning of their estate and continuing the relationship tradition with their children and grandchildren. We believe we have a significant opportunity to further develop our existing client relationships in each of our offices. In particular, we seek to develop additional wealth management business through our existing clients.

•	Increasing the Reach of Our Existing Offices. In addition to increasing the services provided to our existing clients, we seek to expand the market presence of our existing offices. On January 27, 2005, we opened a new banking office in Chicago’s Gold Coast neighborhood. During the first quarter 2006, The PrivateBank – St. Louis plans to open a new office in suburban Chesterfield, Missouri in temporary space. Our Oak Brook location will be relocating into an expanded facility during the second quarter 2006. Our Chicago headquarters will be moving in the third quarter 2006 to a new location at 70 W. Madison Street in downtown Chicago. Additionally, our Geneva office will be moving into larger offices in 2006. We believe that the growing need for private banking services in these markets is still largely unmet and we believe there is a significant opportunity to increase our client base in these offices. Key to this strategy is attracting quality people. We hope to capitalize on our reputation and the reputations of our managing directors in increasing our market presence. Our managing directors, with their personal and professional contacts in the financial and corporate arenas, have been instrumental in developing our business. We encourage our senior executives to attend and host business receptions, charitable activities and promotional gatherings so that we may interact with our clients in a unique and personal manner. We also hope to grow our business through referrals from our existing clients. Referrals have been a significant source of new business for us. We value this system of networking because it allows us to further develop and strengthen our personal and professional relationships with both new and existing clients.

•	Acquisition of Wealth Management Firms. We intend to continue to direct our energies towards building the breadth and depth of our wealth management area. During 2006, we plan to submit an application to establish a national trust company which will include our combined wealth management and trust business. We expect regulatory approval during the second half of 2006. We are very focused on acquiring additional wealth management and financial planning capabilities as well as other fee income generating lines of business. As part of this ongoing strategy, we acquired a controlling interest in Lodestar, a Chicago-based investment adviser, in December 2002.

•	Expanding into New Product Lines and Services. Our goal is to be the primary source of financial products and services for our clients. We believe that by broadening our product line and adding financial services not currently offered by us, we should be able to achieve an increase in our franchise value by diversifying our fee income and strengthening of our client relationships. To reach this goal, we intend to consider select acquisitions, joint ventures or strategic alliances with other financial service companies that emphasize quality service and the value of relationships. Our targets are businesses that complement our services and enable us to broaden our product line to better serve our clients and help us develop new client relationships. Strategically, we plan to grow our mortgage banking business by increasing the number of mortgage brokers at each of our banking locations. To that end, in June 2004, The PrivateBank – Chicago formed a new subsidiary, The PrivateBank Mortgage Company, as a result of our acquisition of Corley Financial Corporation. Residential real estate loans originated by The PrivateBank Mortgage Company are either sold or held in the portfolio of our bank subsidiaries.

•	Expanding into New Markets. We believe that the trend toward bank consolidation and centralized decision-making that has created a demand for our private banking services is not unique to Chicago, St. Louis, Milwaukee or suburban Detroit. As we identify quality people in other markets with over 1 million people that present opportunities for growth and development similar to those in the Chicago, St. Louis, Milwaukee and suburban Detroit markets, we will consider selective geographic expansion through possible acquisitions of existing institutions or by establishing new banking offices. As a federal savings bank, The PrivateBank – St. Louis has greater regulatory flexibility in pursuing these geographic expansion opportunities. In March 2005, we opened a new banking office in Milwaukee, Wisconsin, The PrivateBank – Wisconsin, which is an office of The PrivateBank – St. Louis. The PrivateBank – Michigan was acquired on June 20, 2005. We are actively considering expansion into selected sunbelt cities in locations such as Florida or Arizona.

The PrivateBank – Chicago, The PrivateBank – St. Louis and The PrivateBank – Michigan

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

•

Real Estate Lending Services. We provide real estate loan products to businesses and individuals. Our commercial real estate lending products are designed for real estate investors. We provide a full range of fixed and floating rate permanent and interim mortgages for our clients to finance a variety of properties such as apartment buildings, office buildings, strip shopping centers, and other income properties. In certain circumstances, we also provide construction lending for residential and commercial developments. We believe that our lending products are competitively priced with terms that are tailored to our clients’ individual needs. We offer residential mortgage products and personal construction lending through The PrivateBanks, with longer term (i.e. 30-year fixed rate products) provided through The PrivateBank Mortgage Company. The home mortgage market is very competitive and we believe that our service is what separates us from our competition. Many mortgage lenders cannot work with borrowers who have non-traditional income sources or non-traditional properties, such as co-ops. Our mortgage lending staff is trained to work with successful individuals who have complex personal financial profiles. We have developed a proficiency for jumbo mortgages and will work with our clients and market sources to place these loans into the secondary market. Our experience has been that residential lending is an excellent vehicle to attract new clients.

•	Wealth Management. Our wealth management services include investment management, personal trust, guardianship and estate administration services, custody services, retirement accounts, and investment services. Our trust personnel work with our clients to define objectives, goals and strategies for their investment portfolios. We assist the client with the selection of an outside investment manager, as necessary, and work to tailor the investment program accordingly. Our wealth management and estate account administrators also work with our clients and their attorneys to develop their estate plans. We work closely with our clients and their beneficiaries to ensure that their needs are met and advise them on financial matters. When serving as agent, trustee or executor, we often structure and periodically monitor the performance of the investment management of our clients’ investment portfolios. In some situations, we provide the asset allocation and investment planning services related to the management of these assets. We also provide our clients with custodial services for safekeeping of their assets. Consistent with our private banking approach, we emphasize a high level of personal service in our wealth management area, including prompt collection and reinvestment of interest and dividend income, daily portfolio valuation, tracking of tax information, customized reporting and security settlement. We also offer retirement products such as individual retirement accounts and IRA rollovers. Wealth management services are currently offered at The PrivateBank – St. Louis and Milwaukee offices through the Wealth Management Department of The PrivateBank – Chicago. In December 2002, we acquired a controlling interest in Lodestar, a Chicago-based investment adviser. This acquisition has provided additional sources of revenue in our wealth management segment. In June 2005, The PrivateBank – Chicago acquired The Private Bank – Michigan, expanding our wealth management clientele. During 2006, we plan to submit an application to establish a national trust company which will include our combined wealth management and trust business. We expect regulatory approval during the second half of 2006.

•	Individual Banking Services. Our typical private banking client has several of the following products: interest bearing checking with credit line, money market deposit accounts, certificates of deposit, ATM/debit card, internet banking, and brokerage accounts. Some of our clients also use the PrivateLine Access telephone banking product. In addition to residential mortgages, we provide clients a variety of secured and unsecured personal loans and lines of credit as well as domestic and international wire transfers and foreign currency exchange. Through our affiliations and contractual arrangements with an independent insurance brokerage firm and a registered securities broker-dealer firm, we offer insurance products and securities brokerage services.

•

Corporate Banking Services. We offer our clients many cash management products and services. Through our Business NetBanking product, clients may perform: real-time balance reporting, daily transaction detail reports including cleared check images, ACH origination with standard entry class codes of PPD, PPD+, CCD and CCD+, Federal and State tax payments, positive pay, free-form and repetitive wire transfers, stop payments, express transfers between PrivateBank accounts, loan payments, bill payments, and interface downloads to Quickbooks and Quicken. We also offer CD ROM imaging of cleared checks, lockbox services with next day images available via the Internet, and account reconciliation.

Lending Activities

We provide a full range of commercial, real estate and personal lending products and services to our clients. Our loans are concentrated in six major areas: (1) commercial real estate; (2) commercial; (3) construction; (4) home equity; (5) personal; and (6) residential real estate. We have adopted loan policies that contain general lending guidelines consistent with regulatory requirements and are subject to review and revision by our board of directors. We extend credit consistent with these comprehensive loan policies.

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

Our legal lending limits, based on our banks’ statements of financial condition, are calculated not to exceed 25% of capital plus unencumbered reserves. At December 31, 2005, The PrivateBank – Chicago’s legal lending limit was $53.1 million, The PrivateBank – St. Louis’s legal lending limit was $5.8 million and The PrivateBank – Michigan’s legal lending limit was $9.9 million. A bank’s legal lending limit is the maximum amount of credit that the bank may commit to any one individual or business entity after aggregating all related credit.

In addition to our chief credit officer, certain individuals have been designated acting chief credit officers, credit officers, officers with lending authority, and residential real estate lending officers. No single individual has sole authority to approve a loan. As the size of aggregate credit exposure increases, additional officers are required to approve the loan requests. This serves several purposes: (a) larger credits get more scrutiny, (b) most senior credit officers become involved in the decision making process for the vast majority of dollars loaned without approving a proportionate number of loan requests, and (c) we become more consistent in administration of credit as credit officers gain a better understanding of our overall portfolio and credit culture.

Our chief credit officer, or his designee, is involved in all credit decisions when the aggregate credit exposure is in excess of $500,000. The loan committee of The PrivateBank – Chicago reviews all credit decisions over $2.5 million, and the loan committee of The PrivateBank – St. Louis reviews all credit decisions over $250,000. At the Chicago office, prior approval by the loan committee is required for credit exposure in excess of $10.0 million and for all credits related to our board members or our managing directors. Currently, all loans are reviewed by the loan committee of The PrivateBank – Michigan, regardless of size. Loans are approved at the bank level by a management loan committee or by obtaining the approval of credit officers as required by our loan policies. We believe that this process allows us to be more responsive to our clients’ needs by being able to approve credit without waiting for scheduled committee meetings. We also use management committee meetings to discuss complex credits or when we feel that a particular credit may be informative to everyone in the loan approval process. As a thrift, The PrivateBank – St. Louis is required to maintain a specific percentage of its loan portfolio in qualified residential real estate loans. To address this regulatory requirement, from time to time, The PrivateBank – St. Louis has and intends to continue to purchase qualifying loans from The PrivateBank – Chicago in exchange for loans generated in the St. Louis market that do not meet the criteria for qualified-thrift-loans. In addition, The PrivateBank – Chicago purchases loans from The PrivateBank – Wisconsin and The PrivateBank – Michigan. We attempt to price sales of loans between the banks so as to allow each bank to achieve equal risk rewards from a yield perspective.

Prior to purchasing any loans, the chief credit officer of The PrivateBank – Chicago will apply the same credit policies and procedures as are followed for any other loan approval. Likewise, The PrivateBank – St. Louis and The PrivateBank – Michigan will apply the same lending discipline to loans purchased from The PrivateBank – Chicago as they do for externally generated loans.

The following table sets forth our loan portfolio by category as of December 31, 2005 and 2004:

	December 31, 2005	Percentage of total loans	December 31, 2004	Percentage of total loans
	(dollars in thousands)
Commercial real estate	$1,268,851	48%	$855,396	52%
Commercial	436,416	17%	285,336	17%
Construction	392,597	15%	219,180	13%
Home equity	114,679	4%	119,115	7%
Personal	173,738	7%	83,746	5%
Residential real estate	221,786	9%	90,590	6%

Total loans	$2,608,067	100%	$1,653,363	100%

Commercial Real Estate Loans. Our commercial real estate portfolio is comprised of loans secured by various types of collateral; 15% of the portfolio is secured by 1-4 family housing units located in the banks’ market areas. 15% is secured by multi-family real estate; 21% is secured by construction and land developments and 28% is secured by other types of commercial real estate collateral including commercial and service businesses owned by clients. The remainder of the portfolio is comprised of loans secured by industrial developments, warehouses, or retail centers.

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

At December 31, 2005 our commercial loan portfolio totaled $436.4 million. The Company tracks this portfolio by the portion that is secured by collateral and the portion that is unsecured. At December 31, 2005, $393.6 million of the total commercial loan portfolio was secured and $42.8 million was unsecured.

Residential Real Estate Loans. Our residential real estate portfolio consists primarily of first and second mortgage loans for 1-4 unit residential properties. We do not generally originate long-term fixed rate loans for our own portfolio due to interest rate risk considerations. However, we do originate these loans for sale into the secondary market. On June 15, 2004, we formed a new subsidiary, The PrivateBank Mortgage Company, as a result of our acquisition of Corley Financial Corporation. Many of the loans originated by The PrivateBank Mortgage Company are sold into the secondary market; otherwise the loans are purchased by one of the subsidiary banks and held in the respective loan portfolios. The PrivateBank – St. Louis and The PrivateBank – Michigan also originate residential real estate loans for sale in the secondary market. For our own portfolio, we originate ARM loans typically structured with 30-year maturities and initial rates fixed for either three or five years with annual repricing beyond the initial term.

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

We believe that we have a competitive advantage in our ability to offer financing for our clients who have non-traditional income sources or require large mortgage loans. We have developed secondary market sources for mortgages, including several able to provide financing in amounts in excess of $1.0 million per loan. By offering our own ARM loans, we can offer credit to individuals who are self-employed or have significant income from partnerships or investments. The secondary market often will not take the time or will be unable to make exceptions for otherwise qualified borrowers. We believe that this approach makes us one of a limited number of financial institutions in the banks’ market areas making these loans.

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

Investment Activities

Each bank maintains an actively managed investment portfolio intended to maximize risk-adjusted total return, provide liquidity, enhance net interest margin, and improve the quality of our asset/liability position. We invest primarily in mortgage-backed securities and collateralized mortgage obligations (“CMOs”) backed by U.S. agencies such as Fannie Mae and Freddie Mac, bank-qualified tax-exempt obligations of state and local political subdivisions, and the common stock of the Federal Home Loan Bank of Chicago (“FHLB(Chicago)” or “FHLBC”). We also may invest in corporate debt or other securities as permitted by our investment policy. More than 90% of the bond portfolio is rated either “AAA” by S&P or “Aaa” by Moody’s, as it is our stated intent to take very little credit risk in the investment portfolio.

When evaluating the effectiveness of our investment strategy, we employ a methodology that focuses on the total return of the portfolio over reasonably long periods of time such as one, three and five years. The investment portfolios are managed by the Chicago Bank’s Investment Officer; he reviews the portfolio management activities and financial results with the investment committee of the board of directors.

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

At December 31, 2005, the Company’s consolidated investment in Federal Home Loan Bank (FHLB) stock was $142.4 million, compared to $208.1 million at December 31, 2004. The reduction in this investment reflects gradual redemptions of excess FHLB (Chicago) stock initiated by the Company in response to reductions in the dividend rate paid on such stock and to take advantage of higher yields available on loans and other investments. The Company redeemed $20.0 million of its excess FHLB (Chicago) stock in each of the first three quarters of 2005, and an additional $10.0 million of its FHLB (Chicago) stock on October 13, 2005, after which its investment totaled $137.0 million. The $142.4 million of FHLB stock at December 31, 2005 was comprised of $138.5 million of FHLB (Chicago) stock, $1.4 million of FHLB (Des Moines) stock and $2.5 million of FHLB (Indianapolis) stock. The Company is required to maintain a ratio of 20:1 of FHLB borrowings to FHLB stock. As of December 31, 2005, the Company had $171.1 million in advances from the FHLB (Chicago) and, accordingly, was required to hold $8.6 million in FHLB (Chicago) stock. The remainder of FHLB (Chicago) stock represents excess or “voluntary” stock. For further discussion of our investment in FHLB (Chicago), please see the “Investment Securities” section beginning on page 58.

In addition, we have made investments in the communities surrounding our banking offices as a part of our community reinvestment program. In 2003, The PrivateBank – Chicago committed to a multi-year program of investment in the Chicago Community Reinvestment Fund of $3.0 million and to the Chicago Equity Fund of $2.0 million. These groups focus on rebuilding and revitalizing Chicago neighborhoods through tax credit incentives. We have also purchased participations in pools of loans from Neighborhood Housing Services (NHS). NHS is a not-for-profit organization that helps provide affordable housing to low- and moderate-income residents in the Chicago area. In 2004, we purchased $5.3 million in mortgage-backed securities, which are comprised of CRA eligible loans from within The PrivateBank – Chicago’s assessment area. In helping to create a market for these loans, we believe we have taken steps to encourage origination of CRA eligible loans by many financial organizations within this bank’s surrounding communities. In 2005, we committed to investing $500,000 in the Great Lakes Redevelopment Fund, which focuses on redeveloping brownfield sites around the Chicago area.

Additional Chicago community development activities in 2005 included over $125.9 million in community development lending. These loans are designed to create and develop affordable housing in low to moderate income areas found within our communities or to support stabilization and revitalization in economically stressed neighborhoods. Additionally, CRA qualified grants or contributions by The PrivateBank – Chicago grew by more than 20% in 2005 compared to 2004. Finally, The PrivateBank – Chicago managers and staff donated more than 1,300 hours to CRA qualified organizations and more than 1,550 hours to other not-for-profit community organizations. In 2005, more than 1,700 hours of qualified volunteer CRA service hours were provided not-for-profit organizations—a 30% increase over 2004. Chicago personnel continued strong support of Operation Hope’s Financial Literacy Program in the Chicago Public Schools and the Tax Assistance Program (TAP) to help low income citizens complete their tax returns. Volunteer work in the TAP helped return more than $115,000 in 2004 tax refunds to this group and returned nearly $700,000 in tax refunds to low and moderate income workers in 2005.

In 2005, The PrivateBank – St. Louis continued to expand its CRA program through a combination of a focus on small business lending and an ongoing effort to work with community housing organizations in the St. Louis area. Small business lending emphasized financing new housing construction and the rehabilitation of existing housing in low and moderate income census tracts. For example, The PrivateBank – St.Louis partnered with a developer to purchase land and construct eight town homes in the Gaslight Square area of St. Louis, a revitalization zone now experiencing a renaissance. In addition to being a 50% owner of the project, The PrivateBank – St. Louis is also the construction lender. The project broke ground in January 2005.

Executive management of The PrivateBank – St.Louis has taken a leadership role in several community housing and small business assistance organizations. Our managing directors currently serve on the Board of Directors for several of these assistance organizations. The PrivateBank – St. Louis was also the first local bank to commit to the Ways to Work Program, which provides loans to low and moderate-income borrowers to finance the purchase of automobiles.

In 2005, The PrivateBank – Michigan significantly expanded its assessment area for CRA purposes. The Bank has chosen to focus on the city of Pontiac and is working with two non-profit organizations, Lighthouse of Oakland County and Beyond Basics to increase homeownership and revitalize neighborhoods. It is this bank’s intention to provide affordable lending opportunities to first time home buyers and low to moderate income home buyers. The bank plans to participate in activities that preserve home ownership and foster community development. A mortgage program for new homebuyers in a low income neighborhood was developed in 2005 and is expected to be fully operational during 2006. Other projects include improving the financial literacy of low income home buyers and providing financial assistance for low income homeowners facing foreclosure.

The PrivateBank – Michigan teamed up with The PrivateBank – St. Louis to finance the acquisition and renovation of a multi-family high rise building in downtown Detroit. The combined commitment by The PrivateBank – St. Louis and The PrivateBank – Michigan to this project is $6.0 million.

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

Wealth Management

Our Wealth Management Business Unit includes three operating groups: the Wealth Management Department of The PrivateBank – Chicago; the Wealth Management Department of The PrivateBank – Michigan and Lodestar. Wealth management services are provided in The PrivateBank – St. Louis and The PrivateBank – Wisconsin by employees of the Wealth Management Department – Chicago who are located in St. Louis and Wisconsin.

Both of our Wealth Management Departments provide fiduciary, investment and other wealth management services. These services are provided primarily to high net worth individuals and families. Our investment management services include active and passive strategies using individual marketable securities as well as funds and other commingled vehicles. Our fiduciary services include personal trust and estate administration, guardianship administration, retirement plan and account administration, and custodial services. Our wealth management services include investment planning, assisting with the selection and oversight of external investment managers, and other financial planning services.

In these Wealth Management Departments, our experienced professionals work with clients to help them define their investment objectives, goals and constraints, and develop appropriate investment strategies. We help clients decide whether to utilize internally implemented passive investment strategies or external investment managers. We have chosen to make external investment managers available to our clients, thereby providing them opportunities for better manager diversification than if they were restricted to using only internal investment management services. We also allow our clients to designate specific investment managers, thereby enabling them to maintain existing relationships they may have within the financial community. We help clients electing to use external investment managers with the selection of those managers, and we then monitor the managers’ ongoing performance.

Our wealth management and fiduciary personnel work with our clients and their attorneys to help them develop and implement their estate plans. Fiduciary personnel administering trusts and estates work closely with beneficiaries to ensure that their needs are met and to advise them on financial matters. For example, as fiduciaries of a trust or estate, our responsibilities include:

•	administering the account pursuant to applicable document and governing laws;

•	collecting, safekeeping and valuing assets;

•	structuring and monitoring investment portfolios;

•	paying debts, expenses and taxes;

•	distributing property;

•	advising beneficiaries; and

•	preparing and signing tax returns.

In addition to administrating accounts related to trusts and estates, we also administer accounts where we serve in the following capacities: discretionary investment agent, guardian, escrow agent, custodian or qualified intermediary for IRC Section 1031 like-kind exchanges.

Consistent with our private banking approach, we emphasize a high level of personal service throughout our Wealth Management Departments, including prompt responses to client inquiries, the daily collection and investment of interest and dividend income, daily portfolio valuations, tracking of tax information, customized reporting, and prompt security settlement. We also administer individual retirement accounts and certain types of retirement plans.

We expect to continue to grow both Wealth Management Departments through referrals from personnel throughout the Company, referrals from other professional advisors to wealthy individuals and families, referrals from existing clients, and direct business development efforts of personnel in both Wealth Management Departments. Some growth also may occur as a result of hiring experienced individuals who bring or attract new clients.

In December 2002, The PrivateBank – Chicago acquired a controlling interest in Lodestar, a Chicago-based investment adviser. Lodestar applies an active investment management philosophy to equity, fixed income and balanced accounts for clients of The PrivateBank – Chicago as well as its own investment management clients who do not receive other wealth management services from The PrivateBank – Chicago. Lodestar manages accounts primarily for high net-worth individuals and families, retirement plans and charitable organizations with investable assets in excess of $1.0 million, and shares a similar focus on highly personalized client service. We expect to continue to grow Lodestar’s business through referrals from managing directors and other personnel throughout the Company, referrals from other professional advisors to wealthy individuals and families, referrals from existing clients, and direct business development efforts of personnel in Lodestar. Some growth also may occur as a result of hiring experienced individuals who bring or attract new clients.

At December 31, 2005, Lodestar managed $109.2 million in accounts for which the Wealth Management Department – Chicago served as trustee, investment agent or custodian. Except for activities related to these accounts, Lodestar operates independent of both Wealth Management Departments.

The three operating groups within our Wealth Management Business Unit had responsibility for accounts containing approximately $2.5 billion in assets at December 31, 2005, including $1.4 billion for the Wealth Management Department – Chicago, $510.0 million for the Wealth Management Department – Michigan, and $690.0 million for Lodestar. On a consolidated basis, adjusting for assets in accounts serviced by both Lodestar and the Wealth Management Department – Chicago, the Wealth Management Business Unit had responsibility for approximately $2.4 billion.

The following table shows the breakdown of these assets by account classification and related gross revenue for the twelve months ended December 31, 2005:

	At or for the twelve months ended December 31, 2005
Account Type	Market Value	Revenue(1)
	(in thousands)
Wealth Management Department (Chicago and Michigan)(1)
Trust, estate and guardianship—managed	$748,891	$2,755
Investment agency—managed	488,167	2,483
Custody—not managed	539,312	937
Retirement plan—managed	80,405	172
Lodestar—managed	689,185	4,085
Less assets managed and revenue earned by Lodestar(2)	(109,194)	(487)

Total	$2,436,766	$9,945

(1)	Includes The PrivateBank – Michigan results since June 20, 2005, the acquisition date.
(2)	These assets are held in managed or unmanaged accounts at the Wealth Management Department (Chicago) and (Michigan) as well as in managed accounts at Lodestar. The revenues related to these assets are allocated based on the services provided.

We plan to continue to increase the breadth and depth of our Wealth Management Business Unit through organic growth as well as acquisitions of wealth management, investment consulting and/or investment management firms in transactions similar to the acquisition in 2002 of an 80% interest in Lodestar by The PrivateBank – Chicago.

We recognized trust fee revenue of approximately $3.1 million during 2005 from wealth management services provided for those clients where a third party investment manager is utilized, including Lodestar revenue, which was $1.0 million for the year 2005. In 2005, we paid $882,000 to third party investment managers. Fees paid to Lodestar totaled approximately $487,000 in 2005. The fees we pay to third-party investment managers are included in the professional fees category of non-interest expense. Of our third-party investment managers, none individually managed more than 5% of total Wealth Management assets under management as of December 31, 2005.

For fiduciary activities conducted in both Wealth Management Departments, we have established controls to safeguard the assets of our clients against operational and administrative risk. We have a system of internal controls that is designed to keep our operating risk at appropriate levels. Our system of internal controls includes policies and procedures relating to the authorization, approval, documentation, and monitoring of transactions. Administrative risk involves potential losses associated with our performance of fiduciary responsibilities to clients. To manage this risk, we have established corporate policies and procedures to ensure that obligations to clients are discharged faithfully and in compliance with applicable legal and regulatory requirements. These policies and procedures provide guidance and establish standards related to the creation, sale, and management of investment products, trade execution, and counterparty selection.

Competition

We do business in the highly competitive financial services industry. Our geographic market is primarily the greater Chicago, St. Louis, Milwaukee and Detroit metropolitan areas. The financial services industry is comprised of commercial banks, thrifts, credit unions, investment banks, brokerage houses, money managers, and other providers of financial products and services. These firms compete with us for one or more of the following: loans, deposits, wealth management services, or investment products. Some of these firms have business units that promote themselves as “private banks.” The typical private banking competitor is a unit of a large commercial bank catering to the upper echelon of that bank’s customer base.

We view ourselves as the only private bank in the Chicago, St. Louis, Milwaukee and suburban Detroit markets focused solely on offering an extended range of traditional banking and wealth management products to affluent professionals, entrepreneurial individuals and their business interests. While our products may be similar to those of our competitors, we attempt to distinguish ourselves by emphasizing consistent delivery of the superior levels of personal service and responsiveness desired by our clients.

For commercial and commercial real estate lending, we compete with a number of major Chicago-area financial institutions and suburban banks, in the St. Louis market, with St. Louis-based financial institutions and banking offices, and in Michigan with regional banks based in Detroit and surrounding states as well as local community-based banks. For wealth management services, we compete with the largest Chicago-area banks and some investment managers and in Michigan we compete with major banks, community banks and national brokerage firms and investment managers. For private banking services, we compete with the private banking departments of major Chicago, St. Louis and Detroit-area financial institutions, some suburban banks, and brokerage houses. For residential mortgage lending, we compete with banks, savings and loans, mortgage brokers and numerous other financial services firms offering mortgage loans in our market areas. Several of our competitors are national or international in scope.

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

Employees

As of December 31, 2005, we had approximately 386 full-time equivalent employees, including 7 full-time Lodestar employees. The salaries of all of our employees are paid by either The PrivateBank – Chicago, The PrivateBank – St. Louis, The PrivateBank – Michigan or The PrivateBank Mortgage Company, with the exception of certain employees who perform services for the Holding Company, whose salaries are partially paid by PrivateBancorp, Inc.

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

For bank holding companies, Tier 1, or “core,” capital consists of:

•	qualifying common stockholders’ equity;

•	qualifying noncumulative perpetual preferred stock;

•	minority interest related to qualifying common or noncumulative perpetual preferred stock directly issued by a consolidated U.S. depository institution or foreign bank subsidiary; and

•	certain restricted core capital elements (subject to certain quantitative restrictions).

less:

•	goodwill;

•	specified intangible assets;

•	certain credit-enhancing interest-only strips receivables;

•	deferred tax assets; and

•	non-financial equity investments

Tier 2, or “supplementary,” capital consists of:

•	the allowance for loan and lease losses (subject to some limitations);

•	perpetual preferred stock and related surplus (subject to some conditions);

•	hybrid capital instruments, perpetual debt and mandatory convertible debt securities;

•	term subordinated debt and intermediate-term preferred stock, including related surplus (subject to some limitations); and

•	unrealized holding gains on equity securities (subject to some limitations).

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

As of December 31, 2005, we had regulatory capital in excess of the Federal Reserve’s well-capitalized requirements. Our total risk-based capital ratio at December 31, 2005 was 10.54% and our leverage ratio was 7.09%.

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

Bank Regulation

The PrivateBank – Chicago. The PrivateBank – Chicago is subject to supervision and examination by the Illinois Department of Financial and Professional Regulation and, as a non-member, FDIC-insured bank, to supervision and examination by the Federal Deposit Insurance Corporation (“FDIC”). As an affiliate of The PrivateBank – Chicago, we are also subject to examination by the Department of Financial and Professional Regulation. The PrivateBank – Chicago is currently a member of the FHLB (Chicago), but is in the process of withdrawing its membership. The PrivateBank – Chicago expects to complete the withdrawal process during the second quarter 2006. The Federal Deposit Insurance Act (“FDIA”) requires prior FDIC approval for any merger and/or consolidation by or with another depository institution, as well as for the establishment or relocation of any bank or branch office. The FDIA also gives the FDIC the power to issue cease and desist orders. A cease and desist order could either prohibit a bank from engaging in certain unsafe and unsound bank activities or could require a bank to take certain affirmative action. The FDIC also supervises compliance with the federal laws and regulations which, in addition to several other mandates, place restrictions on loans by FDIC-insured banks to an executive officer, director or principal shareholder of the bank, the bank holding company which owns the bank, and any subsidiary of such bank holding company. The FDIC also examines The PrivateBank – Chicago for its compliance with statutes that restrict and, in some cases, prohibit certain transactions between a bank and its affiliates. Among other provisions, these laws place restrictions upon:

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

Federal Reserve System. The PrivateBank – Chicago is subject to Federal Reserve regulations requiring depository institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve regulations generally require 3% reserves on the first $48.3 million of transaction accounts and 10% on the remainder. The first $7.8 million of otherwise reservable balances (subject to adjustments by the Federal Reserve) are exempted from the reserve requirements. The PrivateBank – Chicago is in compliance with that requirement.

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

As of December 31, 2005, PrivateBancorp, Inc. and each of its subsidiaries had capital in excess of the requirements for a “well-capitalized” institution under the prompt corrective action provisions of FDICIA.

Insurance of Deposit Accounts. Under FDICIA, as FDIC-insured institutions, The PrivateBank – Chicago and The PrivateBank – Michigan are required to pay deposit insurance premiums based on the risk they pose to the Bank Insurance Fund (“BIF”) and The PrivateBank – St. Louis is required to pay deposit insurance premiums based on the risk it poses to the Savings Association Insurance Fund. The FDIC has authority to raise or lower assessment rates on insured deposits in order to achieve statutorily required reserve ratios in the insurance funds and to impose special additional assessments. Each depository institution is assigned to one of three capital groups: “well capitalized,” “adequately capitalized” or “undercapitalized.” Within each capital group, institutions are assigned to one of three supervisory subgroups: “A” (institutions with few minor weaknesses), “B” (institutions which demonstrate weaknesses which, if not corrected, could result in significant deterioration of the institution and increased risk of loss to BIF), and “C” (institutions that pose a substantial probability of loss to BIF unless effective corrective action is taken). Accordingly, there are nine combinations of capital groups and supervisory subgroups to which varying assessment rates would be applicable. An institution’s assessment rate depends on the capital category and supervisory category to which it is assigned. During 2005, The PrivateBank – Chicago paid deposit insurance premiums in the aggregate amount of $236,088, The PrivateBank – St. Louis paid deposit insurance premiums in the aggregate amount of $100,327 and The PrivateBank – Michigan paid deposit insurance premiums in the aggregate amount of $18,621 for the period June 20, 2005 through December 31, 2005.

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

The PrivateBank – Chicago was assigned a “satisfactory” rating in September 2003 as a result of its last CRA examination. The PrivateBank – St. Louis was assigned a “satisfactory” rating in May 2005 as a result of its last CRA examination. The PrivateBank – Michigan was assigned a “satisfactory” rating in October 2004 as a result of its last CRA examination.

Bank Secrecy Act. Under the Bank Secrecy Act (“BSA”), a financial institution is required to have systems in place to detect certain transactions, based on the size and nature of the transaction. Financial institutions are generally required to report cash transactions involving more than $10,000 to the United States Treasury. In addition, financial institutions are required to file suspicious activity reports for transactions that involve more than $5,000 and which the financial institution knows, suspects or has reason to suspect involves illegal funds, is designed to evade the requirements of the BSA or has no lawful purpose. The USA PATRIOT Act of 2001, enacted in response to the September 11, 2001 terrorist attacks, requires bank regulators to consider a financial institution’s compliance with the BSA when reviewing applications. In addition, regulations implementing customer identification procedures to be followed by financial institutions must be complied with by all financial institutions subject to the BSA.

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

The PrivateBank – Michigan. PrivateBancorp acquired The PrivateBank – Michigan in June 2005. The PrivateBank – Michigan is a Michigan-chartered, non-member bank. Accordingly, the FDIC is the primary federal regulator for The PrivateBank – Michigan and the same federal regulatory scheme applicable to The PrivateBank – Chicago, as described above, is applicable to The PrivateBank – Michigan. As a Michigan-chartered bank, The PrivateBank – Michigan is also subject to regulation by the Michigan Office of Financial and Insurance Services.

The PrivateBank – St. Louis. The PrivateBank – St. Louis is a federally chartered savings bank. Accordingly, it is governed by and subject to extensive regulation, examination and supervision by the Office of Thrift Supervision (“OTS”), and is required to comply with the rules and regulations of the OTS under the Home Owners’ Loan Act (“HOLA”). As a federally chartered savings bank, The PrivateBank – St. Louis has greater flexibility in pursuing interstate branching than an Illinois state bank. Due to its ability to establish branches in other states, The PrivateBank – Wisconsin has been established as a branch office of The PrivateBank – St. Louis. Thus, The PrivateBank – Wisconsin is subject to the same regulation and supervision as The PrivateBank – St. Louis. The activities of The PrivateBank – St. Louis are also governed by the FDIA. The FDIC has back-up regulatory authority over The PrivateBank – St. Louis. Although The PrivateBank – St. Louis has a different primary federal regulator from The PrivateBank – Chicago, most, if not all, of the federal statutes and regulations applicable to The PrivateBank – Chicago are also applicable to The PrivateBank – St. Louis. The PrivateBank – St. Louis is a member of the FHLB of Des Moines and may be subject to examination by the FHLB of Des Moines.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ materially from those predicted in forward-looking statements. Factors which might cause such a difference include, but are not limited to, fluctuations in market rates of interest and loan and deposit pricing; greater than anticipated deterioration in asset quality due to a prolonged economic downturn in the greater Chicago, St. Louis, Milwaukee and Detroit metropolitan areas; legislative or regulatory changes; adverse developments or changes in the composition of our loan or investment portfolios; significant increases in competition; the Company’s ability to ultimately redeem the FHLBC stock that it owns; an increase in the Company’s funding costs as a result of its decision to withdraw as a member of the FHLBC; difficulties in identifying attractive acquisition opportunities or strategic partners to complement our private banking approach and the products and services we offer; unforeseen difficulties in integrating the acquisition of The PrivateBank – Michigan, slower than anticipated growth of its business, unanticipated business declines or higher than expected operational costs; unexpected difficulties in the continued integration of or in operating our mortgage banking business; the possible dilutive effect of potential acquisitions or expansion; and our ability to raise new capital as needed and the timing, amount and type of such capital raises. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

EXECUTIVE OFFICERS

The following persons serve as executive officers of PrivateBancorp:

Ralph B. Mandell (65), a director since 1989, is a co-founder of PrivateBancorp and The PrivateBank – Chicago. A director of The PrivateBank – Chicago and a director of The PrivateBank – St. Louis, he has served as Chairman and Chief Executive Officer of PrivateBancorp and The PrivateBank – Chicago since 1994 and assumed the additional title of President of both entities in March 1999. From inception until 1994, Mr. Mandell had the title of Co-Chairman. Prior to starting The PrivateBank – Chicago and PrivateBancorp, Mr. Mandell was the Chief Operating Officer of First United Financial Services, Inc., from 1985 to 1989, and served as its President from 1988 to 1989. First United, a company that was traded on the NASDAQ National Market, was sold to First Chicago Corporation in 1987. He also served as President of Oak Park Trust & Savings Bank from 1985 until 1988. Prior thereto, Mr. Mandell had served as Executive Vice President of Oak Park Trust & Savings Bank since 1979.

Gary S. Collins (47) has been a Managing Director of The PrivateBank – Chicago since 1991, and in 2001 was elected Co-Vice Chairman of The PrivateBank – Chicago. Prior to joining The PrivateBank, he served as Senior Vice President at First Colonial Bancshares of Avenue Bank of Oak Park and before that, Senior Vice President at First Chicago Bank of Oak Park, formerly known as Oak Park Trust and Savings Bank. Mr. Collins is a graduate of DePaul University with a B.S. in Finance. In the past, he has served as Director of the Illinois Mortgage Bankers Association and Chairman of the Loan Committee of the Oak Park Development Corporation.

Richard C. Jensen (60) has been a Director since January 2000. Mr. Jensen has been a Managing Director of The PrivateBank – Chicago since November 1999. He became Chairman, Chief Executive Officer and a Managing Director of The PrivateBank – St. Louis upon receipt of its banking charter in June 2000. From May 1998 until joining us, Mr. Jensen served as Chairman and Chief Executive Officer of Missouri Holding, Inc. From March to May 1998, he served as President and Chief Executive Officer of Royal Banks of Missouri. For the previous 18 years, Mr. Jensen served in various executive positions with National Bank and its predecessor, Boatmen’s Bank, in St. Louis.

Hugh H. McLean (47) has been Co-Vice Chairman of The PrivateBank – Chicago since 2001 and a Managing Director of The PrivateBank – Chicago since 1996. He serves as head of The PrivateBank – Chicago suburban offices. Prior to joining the bank, he served as a regional manager with Firstar Bank Illinois and its predecessor from 1990 to 1996, and as head of a commercial banking division at American National Bank and Trust Company in Chicago from 1987 to 1990, where he was employed from 1980 to 1990.

James A. Ruckstaetter (58) has been a Managing Director since 1999, the Chief Credit Officer of The PrivateBank – Chicago since January 2000, and Chief Credit Officer of PrivateBancorp, Inc. since 2005. His diverse experience includes credit and loan administration, commercial lending and residential real estate lending. Mr. Ruckstaetter’s career spans 35 years including various executive positions with leading Chicago area financial institutions. From January 1998 until June 1999, he was President and CEO of Pan American Bank, a community bank on the west side of Chicago. From September 1994 to December 1997, Mr. Ruckstaetter served as a Senior Relationship Manager at Bank of America.

Dennis L. Klaeser (48) was named Chief Financial Officer of PrivateBancorp and Chief Financial Officer and Managing Director of The PrivateBank – Chicago on April 1, 2003. Prior to joining the Company, Mr. Klaeser was a senior research analyst with Robert W. Baird & Co. since mid-2002. From 2000 until mid-2002, he was managing director and head of the US Financial Institutions Group at Andersen Corporate Finance, a division of Arthur Andersen LLP. From 1994 until 2000, Mr. Klaeser served in various capacities at First Union Securities (previously EVEREN

Securities), including managing director of EVEREN’s financial institutions group from 1997 until 1999, and following First Union’s acquisition of EVEREN, as managing director of the bank group from 1999 until 2000.

William A. Goldstein (65) is the President of Lodestar, and Managing Director of the Company, and has over 40 years of experience in the investment industry. Mr. Goldstein was appointed to the Board of Directors of The PrivateBank – Chicago in January 2003 and elected a Director of PrivateBancorp in April 2003. Prior to founding Lodestar in 1989, he was a Principal in the founding of Burton J. Vincent, Chesley & Co. where he served as Executive Vice President and Director. In 1983 the firm was acquired by Prescott, Ball & Turben (a subsidiary of Kemper Corporation). There Mr. Goldstein was Chairman and Director of Prescott Asset Management, and President of Selected Special Shares, a publicly traded mutual fund.

John B. Williams (54) has been a director since April 2004, and serves as Managing Director and Chief Executive Officer of The PrivateBank – Wisconsin. Mr. Williams was president of U.S. Bank Wisconsin from 2000 through 2003. For the previous 30 years, Mr. Williams held various positions with U.S. Bank and its predecessors Firstar and First Wisconsin. Mr. Williams also serves on the board of directors of United Way of Greater Milwaukee, St. Norbert College, the Milwaukee Public Library Foundation, the Medical College of Wisconsin, Southeastern Wisconsin Professional Baseball Park District, and Wisconsin Tax Payers Alliance.

Wallace L. Head (55), a director of The PrivateBank – Chicago since December 2004, was named Chairman and Chief Executive Officer and a Managing Director of a soon-to-be created subsidiary of PrivateBancorp, which will include its wealth management and trust business. Mr. Head served as the President and Chief Operating Officer of Family Office Exchange LLC, from 2002 until joining The PrivateBank – Chicago. Previously, he was Senior Vice President and Chief Executive Officer of the Strong Private Client Business unit at Strong Capital Management, Inc. beginning in 1999. From 1992 until 1999, he was a Managing Director at Sanford C. Bernstein & Co., establishing a new Chicago office providing discretionary investment management and related investment planning services to high net worth individuals and families, foundations and endowments. Mr. Head founded Head/Ellerman, Inc. in 1980, a consulting firm that provided comprehensive personal financial planning services to corporate executives and other individuals. After Head/Ellerman, Inc. was acquired by Arthur Andersen & Co. in 1983, Mr. Head became a tax partner and national director of individual tax and financial advisory services at Anderson and served in that capacity until 1992. He began his career in 1976 with the former Continental Illinois National Bank & Trust Co. (now Bank of America) in the bank’s personal financial planning division.

David T. Provost (52), is Chairman and CEO of The PrivateBank – Michigan, formerly Bloomfield Hills Bancorp, Inc., which he co-founded in 1989. Prior to Bloomfield Hills, Bancorp, Inc., Mr. Provost served 13 years in various capacities with Manufacturers National Bank of Detroit and Manufacturers National Bank of Novi, now Comerica Bank. Mr. Provost attended Alma College where he earned his bachelor’s degree. He also earned an MBA from Eastern Michigan University and graduated from the University of Wisconsin School of Banking. In addition, Mr. Provost is currently Chairman of the Board of Trustees at Alma College.

ITEM 1A.	RISK FACTORS

Our business, financial condition and results of operations are subject to various risks, including those discussed below, which may affect the value of our securities. The risks discussed below are those that we believe are the most significant risks, although additional risks not presently known to us or that we currently deem less significant may also impact our business, financial condition and results of operations, perhaps materially. See “Cautionary Statement Regarding Forward-Looking Information” on page 25.

We may not be able to implement aspects of our growth strategy.

Our growth strategy contemplates the further expansion of our business and operations, possibly through the addition of new product lines, the establishment of additional banking offices or the acquisition of other banks or banking offices in our existing markets or in new metropolitan markets in the Midwest or the Sunbelt as well as the acquisition of additional wealth management firms. Implementing these aspects of our growth strategy depends in part on our ability to successfully identify acquisition opportunities and strategic partners that will complement our private banking and wealth management approaches and to successfully integrate their operations with ours. To successfully acquire or establish new banks or banking offices, we must be able to correctly identify profitable or growing markets, as well as attract the necessary relationships to make these new facilities cost-effective. It is possible that the costs associated with future expansion or acquisitions may have adverse effects on our earnings per share. To the extent we undertake de novo (start-up) bank or banking office formations, our level of reported net income, return on average equity and return on average assets will be impacted by start-up costs and overhead expenses associated with such operation, the profitability of which will also depend on the time lag typically involved in redeploying deposits into attractively priced loans and other higher yielding assets. We are likely to experience the effects of higher expenses relative to operating income from any new operation. These expenses may be higher than we expected, and it may take longer than expected for new banks and/or offices to reach profitability. In addition, we cannot be sure that we will be able to identify suitable opportunities for further growth and expansion, or that if we do, that we will be able to successfully integrate these new operations into our business. If we are unable to effectively implement our growth strategies, our business may be adversely affected.

Our growth and expansion may strain our ability to manage our operations and our financial resources.

Our financial performance and profitability depend on our ability to execute our growth strategy. In addition to continuing to develop our existing client relationships and expanding the market presence of our current banking offices, we intend to continue to evaluate possible acquisition candidates and expansion opportunities in identified strategic markets. We also intend to direct our energies towards building the breadth and depth of our wealth management area, including through the possible acquisition of additional wealth management firms and financial planning capabilities. This continued growth, however, may present operating and other challenges that could adversely affect our business, financial condition, results of operations and cash flows. Accordingly, there can be no assurance that we will be able to execute our growth strategy or maintain the level of profitability that we have recently experienced.

Our growth may also place a strain on our administrative, operation and financial resources and increased demands on our systems and controls. Our growth may require continued enhancements to and expansion of our operating and financial systems and controls and may strain or significantly challenge them. The process of consolidating the businesses and implementing the strategic integration of any acquired or newly-established banking offices and businesses with our existing business may take a significant amount of time. It may also place additional strain on our resources and require us to incur substantial expenses. We cannot assure you that we will be able to integrate any businesses we acquire or establish successfully or in a timely manner. Our continued growth may also increase our need for qualified personnel. We cannot assure you that we will be successful in attracting, integrating and retaining such personnel.

The loss of key managing directors may adversely affect our operations.

We are a relationship-driven organization. Our growth and development to date have resulted in large part from the efforts of our 114 managing directors. Our managing directors have primary contact with our clients and are extremely important in maintaining personalized relationships with our client base, which is a key aspect of our business strategy, and in increasing our market presence. The loss of one or more of these key employees could have a material adverse effect on our operations if remaining managing directors are not successful in retaining client relationships of a departing managing director.

We have entered into employment contracts with Ralph B. Mandell, our chairman, president and chief executive officer, and ten managing directors, Richard Jensen, William Goldstein, Dennis Klaeser, Hugh McLean, Gary Collins, Jay Williams, Wallace Head, David Provost, Jim Ruckstaetter and Thomas Castronovo. In connection with our acquisition of Lodestar, we entered into employment contracts with each of Lodestar’s four portfolio managers. Despite these agreements, there can be no assurance that any of these individuals will decide to remain employed by us or that our business will be protected by various covenants not to compete or covenants not to solicit our clients that are contained in these agreements. Currently, we do not have employment agreements in place with any of our other managing directors or officers and none of these individuals are currently subject to any covenants not to compete or covenants not to solicit our clients.

Our commercial real estate loans generally involve higher principal amounts than our other loans, and repayment of these loans may be dependent on factors outside our control or the control of our borrowers.

At December 31, 2005, our commercial real estate loans totaled approximately $1.3 billion, or 49% of our total loan portfolio. Commercial real estate lending typically involves higher loan principal amounts, and the repayment of these loans generally is dependent, in large part, on the successful operation of the property securing the loan or the business conducted on the property securing the loan. These loans may be more adversely affected by general conditions in the real estate markets or in the economy. For example, if the cash flow from a borrower’s project is reduced due to leases not being obtained or renewed, that borrower’s ability to repay the loan may be impaired. Many commercial real estate loan principal payments are not fully amortized over the loan period, but have balloon payments due at maturity. A borrower’s ability to make a balloon payment typically will depend on its ability to either refinance the loan or complete a timely sale of the underlying property.

Our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolio.

Lending money is a substantial part of our business. However, every loan we make carries a certain risk of non-payment. This risk is affected by, among other things:

•	the credit risks of the particular borrower;

•	changes in economic and industry conditions;

•	the duration of the loan; and

•	in the case of a collateralized loan, the changes and uncertainties as to the future value of the collateral.

We maintain an allowance for loan losses sufficient to absorb credit losses inherent in our loan portfolio. The allowance for loan losses represents our estimate of probable losses in the portfolio at each balance sheet date and is supported by all available and relevant information. The allowance contains provisions for probable losses that have been identified relating to specific borrowing relationships, as well as probable losses inherent in the loan portfolio and credit undertakings that are not specifically identified. Loan quality is continually monitored by management and reviewed by the loan committees of the boards of directors of the banks on a quarterly basis. The amount of additions to the allowance for loan losses, which is charged to earnings through the provision for loan losses, is determined based on a variety of factors, including:

•	assessment of the credit risk of the portfolio,

•	evaluation of loans classified as special mention, sub-standard and doubtful loans,

•	delinquent loans,

•	evaluation of current economic conditions in the market area,

•	actual charge-offs during the year,

•	historical loss experience, and

•	industry loss averages.

Our allowance for loan losses as a percentage of non-performing loans was 2201% at December 31, 2005, and 751% at December 31, 2004. As a percentage of total loans, the allowance was 1.13% at December 31, 2005 compared to 1.15% at December 31, 2004. Over the past year, we decreased our allowance as a percentage of total loans based on management’s analysis of our historical credit quality. Although we believe our loan loss allowance is adequate to absorb probable losses in our loan portfolio, the allowance may not be adequate. If our actual loan losses exceed the amount that is anticipated, our earnings could suffer.

There can be no assurance that our investment strategy will be successful.

Our investment strategy is designed to reduce the sensitivity in our balance sheet to changes in interest rates. To implement this strategy, we invest in interest sensitive instruments, including derivatives. Securities available-for-sale decreased to $695.2 million at December 31, 2005, down 9% from $764.0 million as of December 31, 2004. The contraction in the investment security portfolio since December 31, 2004 resulted primarily from the redemption of $70.0 million of FHLB (Chicago) stock during 2005. While the purpose of our investment security portfolio, including derivatives, is to mitigate our interest rate sensitivity, we cannot predict whether these instruments will perform as expected. In addition, the failure of any counterparty to meet its obligations under these financial instruments would cause such instruments to lose substantial value. The dividend and redemption practices of the FHLB (Chicago) relating to its stock and the Company’s ability to ultimately redeem the shares of FHLB (Chicago) stock it owns could have a material adverse effect on the operations and future prospects of the Company. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Financial Condition—Investments Securities.”

Our investment policy gives us investment discretion and allows us to invest in certain asset classes and in certain amounts and concentrations that may increase losses in the event our investment portfolio performs in a manner we did not anticipate.

The unavailability of alternative funding sources may constrain our growth.

We have in the past and continue to utilize brokered deposits as one of our funding sources that supports our asset growth. In addition, as a part of our liquidity management strategy, we intend to limit our use of brokered deposits as a percentage of total deposits to levels no more than 40% as we determine prudent from time to time. At December 31, 2005, brokered deposits comprised 21% of our total deposits. If this funding source becomes more difficult to access, we will have to seek alternative funding sources in order to continue to fund our asset growth. This may include attempting to attract significant new core deposits, reducing our available-for-sale securities portfolio and selling loans. There can be no assurance that brokered deposits will be available, or if available, sufficient to support our continued growth.

We rely on the services of third parties to provide services that are integral to our operations.

We rely on third-party service providers to support our operations. In particular, in our wealth management segment, we have not, in the past, provided investment management services directly through our own personnel. Rather, we have relied, and continue to rely, upon selected outside investment managers to provide investment advice and asset management services to our clients. We cannot be sure that we will be able to maintain these arrangements on favorable terms. Also, many of the investment managers with whom we work are affiliated with our competitors in the financial services field. We cannot be sure that our investment managers will continue to work with us in these arrangements or that our clients will continue to utilize the services of these investment managers through us, rather than directly from the investment management firms themselves. The loss of any of these outside investment managers may impact our ability to provide our clients with quality service or certain types of portfolio management without incurring the cost of replacing them. We also are dependent on third-party service providers for data processing and other information processing systems that support our day-to-day trust and banking activities. Any disruption to the services provided by these third parties could have an adverse impact on our operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We currently have 13 physical banking locations, in addition to the space occupied by each of Lodestar and The PrivateBank Mortgage Company. We have a variety of renewal options for each of our properties and certain rights to secure additional space. The main offices of PrivateBancorp Inc. and The PrivateBank – Chicago are located in the central business and financial district of Chicago. We lease 43,058 square feet comprising the entire second, fifth, seventh, eighth, ninth and tenth floors and part of the eleventh floor of a building located at Ten North Dearborn Street. This lease expires on or about August 31, 2006. Late in 2004, we announced that we signed a long term 77,381 square foot lease at 70 West Madison Street, Chicago. We will relocate our headquarters and Loop banking office to that location during the third quarter 2006.

We established a north suburban office in the affluent North Shore area located at 517 Green Bay Road, Wilmette, Illinois, in October 1994. We lease approximately 5,300 square feet on the first floor of a commercial building. This lease expires on June 30, 2006 with three one year options to renew.

In January 1997, we opened a third office of The PrivateBank – Chicago in rapidly growing, west suburban DuPage County at 1603 West Sixteenth Street, Oak Brook, Illinois. We lease approximately 4,200 square feet on the first floor of a two-story office building. This lease expires on December 14, 2006. The Oak Brook location will move to expanded facilities in 2006, having signed a 10 year lease to rent 6,600 square feet at 1110 Jorie Boulevard in Oak Brook, Illinois, with a commencement date of May 1, 2006.

In January 2000, we opened our Fox Valley office at 24 South Second Street, St. Charles, Illinois. We purchased this building from Towne Square Realty in June of 2002. The office currently pays rent to us.

In May 2001, we opened a second office in the Fox Valley area at the Herrington Train Station at 308 Crescent Place in Geneva, Illinois. We lease approximately 1,700 square feet within the commuter station building. This lease expires March 1, 2006. The Geneva location will move to expanded facilities in 2006, having signed a 10 year lease to rent 4,380 square feet at 501 W. State Street in Geneva, Illinois with a commencement date of May 1, 2006.

The PrivateBank – St. Louis office is located at 1401 South Brentwood Boulevard, St. Louis, Missouri. We lease approximately 16,508 square feet in total on the first and second floors of a commercial building. This lease expires on February 4, 2009. In 2004, the Bank signed an amendment to this lease for an additional 2,576 square feet of space included in this total.

In 2005, The PrivateBank – St. Louis announced the opening of a new location in Chesterfield, Missouri at 500 Chesterfield Center. We will lease approximately 8,000 square feet beginning March 1, 2006 and expiring on April 30, 2016.

Our offices in Lake Forest and Winnetka, Illinois, were both acquired as part of the purchase of Johnson Bank Illinois. Our Lake Forest office is on the first floor of a two-story office building located at 920 South Waukegan Road, Lake Forest, Illinois. The lease is for approximately 9,400 square feet and expires on June 30, 2016 with one option to renew for a second ten-year term. Our Winnetka office leases approximately 5,100 square feet and is located at 1000 Green Bay Road, Winnetka, Illinois. Effective June 30, 2003, management exercised the first of three possible options to extend the lease to June 30, 2008 on the same terms, covenants and conditions as the base lease.

Lodestar leases approximately 4,759 square feet in a building located at 208 South LaSalle Street in downtown Chicago. The lease expires on December 31, 2007.

The PrivateBank Mortgage Company leases approximately 4,183 square feet in a building located at 640 North LaSalle in downtown Chicago. The lease expires on June 29, 2007.

In July of 2004, The PrivateBank – Chicago leased approximately 4,800 square feet of space at 919 N. Michigan Avenue located in the historic Palmolive Building in Chicago’s Gold Coast neighborhood. The lease expires in 2014.

The PrivateBank – Wisconsin leases approximately 12,920 square feet at 743 Water Street in downtown Milwaukee. The lease expires in 2014.

The PrivateBank – Michigan, leases 15,903 square feet at the Bloomfield Hills location through a lease that expires on December 31, 2014, 2,734 square feet at the Grosse Pointe location through a lease that expires on March 31, 2007, and 3,738 square feet at the Rochester location through a lease that expires on November 30, 2008.

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

Our common stock is quoted on the NASDAQ Global Market under the symbol “PVTB.” As of March 6, 2006, we had approximately 329 holders of record of our common stock and approximately 5,500 stockholders held their shares in street name. The table below sets forth the intra-day high and low sales prices of our common stock as reported by NASDAQ for the periods indicated (on a split-adjusted basis).

	High	Low
2005
First Quarter	$35.000	$29.260
Second Quarter	35.850	29.600
Third Quarter	38.150	32.600
Fourth Quarter	37.850	32.380

2004
First Quarter	$27.740	$21.130
Second Quarter	29.500	25.025
Third Quarter	32.550	25.510
Fourth Quarter	34.760	26.640

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

Cash Dividends Per Share
2005
First Quarter	$0.045
Second Quarter	0.045
Third Quarter	0.045
Fourth Quarter	0.045

2004
First Quarter	$0.030
Second Quarter	0.030
Third Quarter	0.030
Fourth Quarter	0.030

The following table provides information about purchases by the Company during the quarter ended December 31, 2005 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

Period	(a) Total Number of Shares Purchased		(b) Average Price paid per Share	(c) Total Number of Shares Purchased as part of publicly announced Plans or Programs		(d) Maximum Number of Shares that may be purchased under the Plans/ Program(2)(3)
10/01/05-10/31/05	—		—	—		225,192
11/01/05-11/30/05	2,763	(1)	$33.57	2,763	(1)	225,192
12/01/05-12/31/05	—		—	—		225,192

Total	2,763	(1)	$33.57	2,763	(1)	225,192

(1)	Represents shares reacquired by the Company in payment of the exercise price and/or withholding taxes in connection with the exercise of certain employee/director stock options.
(2)	The Company’s Board of Directors approved the repurchase by the Company of up to an aggregate of 231,192 shares of its common stock pursuant to the repurchase program that was publicly announced on July 25, 2001 (the “Program”). Unless terminated earlier by the Company’s Board of Directors, the Program will expire when the Company has repurchased all shares authorized for repurchase thereunder.
(3)	Does not include shares reacquired by the Company in payment of the exercise price and/or withholding taxes in connection with the exercise of certain employee/director stock options.

ITEM 6.	SELECTED FINANCIAL DATA

The following table summarizes certain selected consolidated financial and other data of PrivateBancorp at or for the periods indicated. The balance sheet and statement of income data are derived from our December 31, 2005 consolidated financial statements that have been audited by Ernst & Young LLP for the years ended 2005, 2004, and 2003. This information should be read in conjunction with our audited consolidated financial statements and related notes included pursuant to Item 8 of this report. See “Index to Consolidated Financial Statements” on page F-1.

	Year Ended December 31,
	2005(1)	2004(1)	2003(1)	2002(1)	2001(1)
	(dollars in thousands, except per share data)
Selected Statement of Income Data:
Interest income:
Loans, including fees	$139,613	$79,499	$62,793	$52,560	$50,975
Securities	36,319	33,571	24,633	19,156	14,377
Federal funds sold and interest-bearing deposits	500	40	68	126	244

Total interest income	176,432	113,110	87,494	71,842	65,596

Interest expense:
Interest-bearing demand deposits	864	548	553	636	923
Savings and money market deposit accounts	30,562	12,462	6,425	7,328	11,365
Brokered deposits and other time deposits	31,223	17,960	16,934	16,014	17,291
Funds borrowed	13,367	6,659	4,502	5,325	6,327
Long term debt—trust preferred securities	4,016	1,939	1,940	1,939	1,731

Total interest expense	80,032	39,568	30,354	31,242	37,637

Net interest income(12)	96,400	73,542	57,140	40,600	27,959
Provision for loan losses	6,538	4,399	4,373	3,862	3,179

Net interest income after provision for loan losses	89,862	69,143	52,767	36,738	24,780

Non-interest income:
Wealth management income	9,945	8,316	6,630	2,878	2,671
Mortgage banking income	3,886	2,856	3,474	2,248	319
Other income	4,276	3,029	2,323	1,955	1,038
Securities gains	499	968	1,759	11	2,095
Gains (Losses) on interest rate swap	404	(870)	(238)	(943)	—

Total non-interest income	19,010	14,299	13,948	6,149	6,123

Non-interest expense:
Salaries and employee benefits	33,553	26,027	20,856	13,979	9,111
Occupancy expense, net	7,517	5,671	5,564	4,891	4,158
Data processing	2,832	2,009	1,528	1,509	1,295
Marketing	3,549	2,521	2,527	1,648	1,208
Professional fees	5,756	5,054	4,672	3,689	2,939
Goodwill amortization	—	—	—	—	824
Insurance	1,095	919	700	455	354
Other operating expenses	5,626	3,473	4,297	2,436	2,763

Total non-interest expense	59,928	45,674	40,144	28,607	22,652

Minority interest expense	307	270	193	—	—

Income before income taxes	48,637	37,498	26,378	14,280	8,251

Income tax provision	15,217	10,503	7,309	3,273	2,051

Net income	$33,420	$26,995	$19,069	$11,007	$6,200

Per Share Data(2):
Basic earnings	$1.65	$1.37	$1.12	$0.75	$0.44
Diluted earnings	1.58	1.30	1.06	0.71	0.43
Dividends	0.18	0.12	0.08	0.05	0.04
Book value (at end of period)	11.22	9.51	8.47	5.78	4.32
Selected Financial Condition Data (at end of period):
Total securities(3)	$695,151	$763,985	$669,262	$487,020	$332,933
Total loans	2,608,067	1,653,363	1,224,657	965,641	780,771
Total assets	3,494,210	2,535,817	1,984,923	1,543,413	1,176,768
Total deposits	2,823,383	1,872,635	1,547,359	1,205,271	850,495
Funds borrowed	296,980	414,519	219,563	209,954	231,488
Long-term debt—trust preferred securities	98,000	20,000	20,000	20,000	20,000
Total stockholders’ equity	235,530	194,073	166,956	89,092	62,304
Wealth management assets under management	2,436,766	1,727,479	1,494,881	1,239,779	722,713

	Year Ended December 31,
	2005(1)		2004(1)		2003(1)		2002(1)		2001(1)
	(dollars in thousands, except per share data)
Selected Financial Ratios and Other Data:
Performance Ratios:
Net interest margin(4)(12)	3.57%		3.67%		3.66%		3.47%		3.27%
Net interest spread(5)	3.21		3.40		3.46		3.27		2.87
Non-interest income to average assets	0.64		0.64		0.80		0.47		0.64
Non-interest expense to average assets(10)	2.02		2.06		2.32		2.17		2.37
Net overhead ratio(6)(10)	1.38		1.41		1.51		1.70		1.73
Efficiency ratio(7)(10)(12)	49.97		49.53		54.09		57.63		63.17
Return on average assets(8)(10)	1.12		1.22		1.10		0.83		0.65
Return on average equity(9)(10)	15.70		14.96		15.43		15.17		10.59
Fee income to total revenue (12),(13)	15.81		16.18		17.86		14.85		12.59
Dividend payout ratio	11.15		8.98		7.39		6.27		8.39

Asset Quality Ratios:
Non-performing loans to total loans	0.04%		0.15%		0.09%		0.14%		0.41%
Non-accrual loans to total loans	0.03		0.07		0.00		0.08		0.09
Allowance for loan losses to:
Total loans	1.13		1.15		1.23		1.20		1.06
Non-performing loans	2201		751		1,124		828		262
Net charge-offs to average total loans	-0.01		0.04		0.08		0.07		0.15
Non-performing assets to total assets	0.04		0.10		0.06		0.09		0.27

Balance Sheet Ratios:
Loans to deposits	92.4%		88.3%		79.1%		80.1%		91.8%
Average interest-earning assets to average interest-bearing liabilities	112.6		114.1		110.5		107.9		109.8

Capital Ratios:
Average equity to average assets	7.16%		8.12%		7.13%		5.50%		6.13%
Total risk-based capital ratio	10.54		11.29		12.71		8.29		9.71
Tier 1 risk-based capital ratio	8.50		10.24		11.59		6.91		8.18
Leverage ratio	7.09		7.71		8.25		5.47		6.64

Ratio of Earnings to Fixed Charges(11):
Including deposit interest	1.61	x	1.95	x	1.88	x	1.46	x	1.22	x
Excluding deposit interest	3.80		5.36		5.12		2.97		2.02

(1)	Audited by Ernst & Young LLP. 2001 results were audited by Arthur Andersen LLP.
(2)	Per share data has been adjusted to reflect the 2-for-1 dividend of our common stock effective May 31, 2004.
(3)	For all periods, the entire securities portfolio was classified “Available for Sale.”
(4)	Net interest income, on a tax equivalent basis, divided by average interest-earning assets.
(5)	Yield on average interest-earning assets less rate on average interest-bearing liabilities.
(6)	Non-interest expense less non-interest income divided by average total assets.
(7)	Non-interest expense divided by the sum of net interest income, on a tax equivalent basis, plus non-interest income.
(8)	Net income divided by average total assets.
(9)	Net income divided by average common equity.
(10)	In computing the ratio of earnings to fixed charges: (a) earnings have been based on income before income taxes and fixed charges, and (b) fixed charges consist of interest and amortization of debt discount and expense including amounts capitalized and the estimated interest portion of rents.
(11)	We adjust GAAP reported net interest income by the tax equivalent adjustment amount (assuming a 35% tax rate) to account for the tax attributes on federally tax exempt municipal securities. For GAAP purposes, tax benefits associated with federally tax exempt municipal securities are recorded as a benefit in income tax expense. The following table reconciles reported net interest income to net interest income on a tax equivalent basis for the periods presented:

	Reconciliation of net interest income to net interest income on a tax equivalent basis
	For the Year Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands)
Net interest income	$96,400	$73,542	$57,140	$40,600	$27,959
Tax equivalent adjustment to net interest income	4,507	4,381	3,134	2,894	1,777

Net interest income, tax equivalent basis	$100,907	$77,923	$60,274	$43,494	$29,736

(12)	Wealth management, mortgage banking and other income as a percentage of the sum of net interest income and wealth management, mortgage banking and other income.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

PrivateBancorp was organized as a Delaware corporation in 1989 to serve as the holding company for a Chicago-based de novo bank. We currently have 13 banking offices, a mortgage company and an 80% interest in Lodestar, an asset manager. Our flagship downtown Chicago location opened in 1991. We expanded to Wilmette in north suburban Cook County in 1994 and Oak Brook in west suburban DuPage County in 1997. We established the St. Charles office in the Fox Valley in January 2000, in connection with our purchase of Towne Square Financial Corporation (a company which was in the process of forming a de novo bank) in August 1999. In February 2000, we consummated our acquisition of Johnson Bank Illinois adding two additional locations in Lake Forest and Winnetka, Illinois. On June 23, 2000, PrivateBancorp capitalized The PrivateBank – St. Louis. In May 2001, The PrivateBank – Chicago opened a second office in the Fox Valley area in Geneva, Illinois. In December 2002, The PrivateBank – Chicago acquired an 80% controlling interest in Lodestar, a Chicago-based investment adviser with $689.2 million of assets under management at December 31, 2005. Lodestar is a subsidiary of The PrivateBank – Chicago. On June 15, 2004, the Company formed a new subsidiary, The PrivateBank Mortgage Company, as a result of the acquisition of Corley Financial Corporation, a Chicago based mortgage banking firm. On January 27, 2005, the Company opened a new Chicago banking office in Chicago’s Gold Coast neighborhood. The PrivateBank – Wisconsin opened its permanent space at 743 N. Water Street in downtown Milwaukee in September 2005. On June 20, 2005, the Company completed its acquisition of Bloomfield Hills Bancorp, Inc., including its bank subsidiary, The Private Bank, now known as The PrivateBank – Michigan, and a mortgage banking subsidiary. The PrivateBank – Michigan has three banking offices located in the suburban Detroit communities of Bloomfield Hills, Grosse Pointe, and Rochester. The PrivateBank – Michigan also operates a trust and wealth management unit and a mortgage banking subsidiary. During 2005 and early 2006, we entered into three new leases for larger office space for established offices in Oak Brook and Geneva, Illinois and for a new office in Chesterfield, Missouri, which is scheduled to open in temporary space in March 2006 and in a permanent location during the second quarter 2006. The Chicago headquarters will relocate to 70 W. Madison during the third quarter 2006.

We completed our initial public offering in June of 1999. Since year-end 2001 to December 31, 2005, we have grown our asset base at a compounded annual rate of 31% to $3.5 billion. During the same period, loans have grown at a compounded annual rate of 35% to $2.6 billion, deposits at a compounded annual rate of 35% to $2.8 billion and core deposits at a compounded annual rate of 33% to $2.2 billion. Wealth Management assets under management grew at a compounded annual rate of 36% to $2.4 billion. Diluted earnings per share (EPS) have grown at a compounded annual rate of 39% to $1.58 (split-adjusted) since year-end 2001. Excluding loans acquired from The PrivateBank – Michigan, loans grew at a compounded annual rate of 39% from year-end 2001 to December 31, 2005. Excluding deposits acquired from The PrivateBank – Michigan, deposits grew at a compounded annual rate of 35% from year-end 2001 to December 31, 2005. Excluding wealth management assets acquired from The PrivateBank – Michigan, wealth management assets grew at a compounded annual rate of 33% from year-end 2001 to December 31, 2005.

For financial information regarding our four separate lines of business, The PrivateBank – Chicago, The PrivateBank – St. Louis, The PrivateBank – Michigan, Wealth Management Services and Holding Company Activities, see “Operating Segments Results” beginning on page 47 and “Note 2—Operating Segments” to our consolidated financial statements as of and for the year ended December 31, 2005, included on page F-13.

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

Non-interest income consists primarily of Wealth Management fee revenue, mortgage banking income, bank owned life insurance and to a lesser extent, fees for ancillary banking services. Net securities gains and net gains on an interest rate swap are also included in non-interest income. Non-interest income from fees and deposit service charges are below peer group levels. This is largely the result of the profile of our typical client. Our clients tend to have larger deposit account balances than customers of traditional banks. Because average balances tend to be high, we do not earn high service charge income typical of many retail banks.

Non-interest expenses are heavily influenced by the growth of operations. Our growth directly affects the majority of our expense categories. Our largest expense categories are salaries and benefits, occupancy expense (net) and professional fees.

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

Management adjusts the allowance for loan losses by recording a provision for loan losses in an amount sufficient to maintain the allowance at the level determined appropriate. Loans are charged-off when deemed to be uncollectible by management. We believe that the allowance for loan losses is adequate to provide for estimated probable credit losses inherent in our loan portfolio. The allowance for loan losses as a percentage of total loans was 1.13% as of December 31, 2005, compared to 1.15% at December 31, 2004.

Goodwill and Intangible Assets

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Other intangible assets represent purchased assets that also lack physical substance but can be separately distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset, or liability. The Company performs an annual goodwill impairment test in accordance with FAS 142, which requires that goodwill and intangible assets that have indefinite lives no longer be amortized but be reviewed for impairment annually, or more frequently if certain indicators arise. Prior to the adoption of FAS No. 142, goodwill was being amortized using the straight-line method over a period of 15 years. Impairment losses on recorded goodwill, if any, will be recorded as operating expenses.

Goodwill is “pushed down” to business segments at acquisition. Fair values of reporting units are determined using either discounted cash flow analyses based on internal financial forecasts or, if available, market-based valuation multiples for comparable businesses. No impairment was identified as a result of the testing performed during 2005 or 2004. Note 1(o) contains additional information regarding goodwill and the carrying values by segment.

Customer intangibles acquired in connection with the acquisition of Lodestar are amortized over an estimated useful life of 15 years. Customer intangibles acquired in connection with the acquisition of The PrivateBank – Michigan will be amortized over 10 years using an accelerated method of amortization.

CONSOLIDATED RESULTS OF OPERATIONS

Net Income

Our net income for the year ended December 31, 2005 was $33.4 million, or $1.58 per diluted share, compared to $27.0 million, or $1.30 per diluted share, for the year ended December 31, 2004, and $19.1 million, or $1.06 per diluted share, for the year ended December 31, 2003. Our 2005 diluted earnings per share increased 21% as compared to 2004 earnings per share, and 23% as compared to 2003 earnings per share.

The increase in net income for 2005 compared to 2004 is primarily attributable to increases in interest earning assets and growth in fee income, mainly from increases in wealth management revenue. The acquisition of The PrivateBank – Michigan was accretive in 2005, including the consideration of all transaction costs. Our income growth was offset by growth in non-interest expense, evidenced by our efficiency ratio remaining at 50% at December 31, 2005, even with the prior year period.

The increase in net income for 2004 compared to 2003 is primarily attributable to growth in the balance sheet, particularly increases in loans, which were funded by growth in deposits and stabilization of our net interest margin. Increased fee income, mainly from increases in wealth management revenue, also contributed to the improvement in net income during 2004.

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

Net interest income was $96.4 million for the year ended December 31, 2005, compared to $73.5 million for 2004, an increase of 31%. Net interest income is affected by both the volume of assets and liabilities held and the corresponding rates earned and paid. The increase in net interest income for 2005 is primarily attributable to growth in earning assets. Average earning assets for 2005 were $2.8 billion compared to $2.1 billion for 2004, an increase of 33%. Our net interest margin (on a tax equivalent basis) was 3.57% for the year ended December 31, 2005 compared to 3.67% for the prior year.

During 2005, increased volumes of interest earning assets at higher rates were offset by increased interest rates on liabilities. Our cost of funds was greater during 2005 than 2004, 3.19% compared to 2.13%, respectively, and our earning assets yielded 6.40% in 2005 compared to 5.53% in 2004. Non-interest bearing funds impact net interest margin since they represent non-interest bearing sources of funds that are deployed in interest bearing assets. Non-interest bearing funds positively impacted net interest margin by 0.36% at December 31, 2005 and by 0.27% at December 31, 2004.

During 2005, our net interest margin was impacted by increases in the costs of our average interest bearing liabilities throughout the year. During 2005, total cost of funds increased by 105 basis points from 2004, as a result of volume increases and increases in wholesale funding costs, time deposit rates, and increased interest expense related to the $50.0 million of trust preferred securities issued on June 20, 2005 in connection with The PrivateBank – Michigan acquisition. The 100 basis point increase in our cost of funds was partially offset by improvements in our yield on earnings assets, which increased by 92 basis points during the year due primarily to increased loan volumes and increases in the prime rate, which increased 190 basis points over the course of the year. Margin was also compressed because of reduced dividends on our investment in FHLB (Chicago) stock. The Company’s annualized yield on this investment was 5.50% in 2005 compared to 6.11% for 2004. During 2005, dividends received on our investment in FHLB (Chicago) stock represented $9.2 million, or 5%, of our interest income on a tax equivalent basis, for the year, compared to 11% for the prior year.

We expect our net interest margin to remain stable or improve slightly if market interest rates increase relative to 2005 levels. Alternatively, if market interest rates decrease, we expect our net interest margin to experience pressure. Approximately 70% of the loan portfolio is indexed to the prime rate of interest or otherwise adjusts with other short-term interest rates. The rising interest rate environment that we experienced in 2005 increased the impact of our non-interest bearing funds on our overall net interest margin and also offset the decline in net interest spread on a year-over-year basis.

During 2004, increased volumes of interest earning assets at higher rates were offset by increased interest rates on liabilities. Our cost of funds was greater during 2004 than 2003, 2.13% compared to 2.04%, respectively, and our earning assets yielded 5.53% in 2004 compared to 5.50% in 2003. Non-interest bearing funds impact net interest margin since they represent non-interest bearing sources of funds that are deployed in interest bearing assets. Non-interest bearing funds positively impacted net interest margin by 0.27% at December 31, 2004 and by 0.20% at December 31, 2003.

During 2004, our net interest margin was impacted by increases in the costs of our average interest bearing liabilities throughout the year. We lengthened the maturity of funding sources, with a resulting increase in our cost of funds. The increase in cost of funds was primarily due to increases in money market deposit rates, some of which are tied to prime, as well as higher rates paid on short-term borrowings and FHLB advances. The increase in our cost of funds was partially offset by improvements in our yield on earnings assets, which were positively impacted by the increases in the prime rate of interest. The rising interest rate environment that we experienced in 2004 increased the impact of our non-interest bearing funds on our overall net interest margin and also offset the decline in net interest spread on a year-over-year basis.

A changing interest rate environment has an effect on our net interest margin. Approximately 70% of the loan portfolio is indexed to the prime rate of interest or otherwise adjusts with other short-term interest rates and may reprice faster than our deposits and floating rate borrowings. Currently, the interest rate yield curve is inverted which means that shorter term rates are higher than certain long-term rates. An inverted yield curve has the effect of compressing net interest margin as shorter term funding sources become more expensive and longer term assets experience declining yields. We expect to renew our maturing funding sources at higher rates than what we are currently recognizing. Over the long term, we expect our net interest margin to benefit during a rising interest rate environment and alternatively, if market interest rates decrease, we expect our net interest margin to decrease.

The following table presents a summary of our net interest income and related net interest margin, calculated on a tax equivalent basis (dollars in thousands):

	Year Ended (dollars in thousands)
	2005			2004			2003
	Average Balance(1)	Interest	Rate	Average Balance(1)	Interest	Rate	Average Balance(1)	Interest	Rate
Fed funds sold and other short-term investments	$14,730	$500	3.39%	$2,358	$40	1.69%	$6,348	$68	1.07%
Tax-exempt municipal securities	206,820	14,356	6.94%	212,873	14,451	6.79%	148,203	10,304	6.95%
US Government Agencies, MBS, CMOs and Corporate CMOs	350,093	16,845	4.81%	287,448	10,155	3.44%	207,655	5,458	2.38%
Taxable municipal securities	3,839	288	7.51%	3,855	291	7.55%	3,981	297	7.45%
FHLB stock	167,012	9,191	5.50%	209,759	12,807	6.11%	190,705	11,232	5.89%
Other securities	3,438	146	4.24%	4,376	248	5.68%	7,682	476	6.19%

Total Taxable Investments	$524,382	$26,470	5.05%	$505,438	$23,501	4.65%	$410,023	$17,463	4.26%

Commercial, Construction and Commercial Real Estate Loans	1,677,839	115,179	6.86%	1,135,185	66,048	5.82%	846,085	50,614	6.00%
Residential Real Estate Loans	159,745	8,777	5.49%	89,625	4,891	5.46%	81,833	4,978	6.08%
Personal Loans	242,906	15,657	6.45%	179,486	8,560	4.77%	154,485	7,201	4.66%

Total Loans	2,080,490	139,613	6.71%	1,404,296	79,499	5.66%	1,082,403	62,793	5.80%

Total earning assets	$2,826,422	$180,939	6.40%	$2,124,965	$117,491	5.53%	$1,646,977	$90,628	5.50%

Allowance for Loan Losses	(23,725)			(17,087)			(13,109)
Cash and Due from Banks	33,043			30,387			36,548
Other Assets	136,788			82,020			63,236

Total Average Assets	$2,972,528			$2,220,285			$1,733,652

Interest Bearing Demand accounts	114,743	864	1.38%	90,888	548	0.56%	74,926	553	0.74%
Regular Savings Accounts	15,920	101	0.63%	13,758	115	0.84%	8,375	77	0.92%
Money Market Accounts	1,051,843	30,461	2.83%	709,165	12,347	1.75%	488,232	6,348	1.30%
Time Deposits	441,518	14,374	3.26%	320,574	6,900	2.15%	325,284	7,367	2.26%
Brokered Deposits	446,197	16,849	3.78%	391,824	11,060	2.82%	397,707	9,567	2.41%

Total Deposits	$2,070,221	$62,649	3.03%	$1,526,209	$30,970	2.03%	$1,294,524	$23,912	1.85%

FHLB advances	269,570	10,473	3.89%	249,296	6,015	2.41%	156,225	3,753	2.40%
Other borrowings	116,613	2,894	2.48%	66,423	644	0.97%	19,226	750	3.90%
Trust preferred securities	53,634	4,016	7.49%	20,000	1,939	9.70%	20,000	1,939	9.70%

Total interest-bearing liabilities	$2,510,038	80,032	3.19%	$1,861,928	39,568	2.13%	$1,489,975	30,354	2.04%

Non-Interest Bearing Deposits	$214,827			$151,589			$103,073
Other Liabilities	34,833			26,370			17,005
Stockholders’ Equity	212,830			180,398			123,599
Total Average Liabilities & Stockholders’ Equity	2,972,528			2,220,285			1,733,652
Tax equivalent net interest income(3)		$100,907			$77,923			$60,274

Net interest spread(4)		96,400	3.21%		73,542	3.40%		57,140	3.46%
Effect of non interest bearing funds		4,507	0.36%		4,381	0.27%		3,134	0.20%
Net interest margin(3)(5)			3.57%			3.67%			3.66%

(1)	Average balances were generally computed using daily balances.
(2)	Nonaccrual loans are included in the average balances and do not have a material effect on the average yield. Interest due on non-accruing loans was not material for the periods presented.

(3)	We adjust GAAP reported net interest income by the tax equivalent adjustment amount to account for the tax attributes on federally tax exempt municipal securities. The total tax equivalent adjustment reflected in the above table is $4.5 million, $4.4 million and $3.1 million for the year ended December 31, 2005, 2004, and 2003, respectively. For GAAP purposes, tax benefits associated with federally tax-exempt municipal securities are reflected in income tax expense. The following table reconciles reported net interest income to net interest income on a tax equivalent basis for the periods presented:

Reconciliation of year-to-date net interest income to year-to-date net interest income on a tax equivalent basis

(dollars in thousands)

	For the year ended December 31,
	2005	2004	2003
Net interest income	$96,400	$73,542	$57,140
Tax equivalent adjustment to net interest income	4,507	4,381	3,134

Net interest income, tax equivalent basis	$100,907	$77,923	$60,274

(4)	Yield on average interest-earning assets less rate on average interest-bearing liabilities.
(5)	Net interest income, on a tax-equivalent basis, divided by average interest-earning assets.

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

	Year Ended December 31,
	2005 Compared to 2004				2004 Compared to 2003
	Change due to rate	Change due to volume	Change due to mix	Total change	Change due to rate	Change due to volume	Change due to mix	Total change
	(dollars in thousands)
Federal funds sold and other short-term investments	$39	$207	$214	$460	$39	$(42)	$(25)	$(28)
Investment securities: taxable	2,101	873	(5)	2,969	1,585	4,028	425	6,038
Investment securities: non-taxable(1)	326	(411)	(10)	(95)	(244)	4,496	(104)	4,148
Loans, net of unearned discount	14,995	37,866	7,253	60,114	(1,666)	18,521	(149)	16,706

Total tax-equivalent interest income(1)	17,461	38,535	7,452	63,448	(286)	27,003	147	26,864

Interest bearing deposits	15,301	11,009	5,369	31,679	2,285	4,280	493	7,058
Funds borrowed	4,228	1,462	1,018	6,708	(801)	3,550	(592)	2,157
Trust preferred securities	(442)	3,261	(742)	2,077	—	—	—	—

Total interest expense	19,087	15,732	5,645	40,464	1,484	7,830	(99)	9,215

Net tax-equivalent interest income(1)	$(1,626)	$22,803	$1,807	$22,984	$(1,770)	$19,173	$246	$17,649

(1)	Interest income on tax-advantaged investment securities reflects a tax-equivalent adjustment based on a marginal federal corporate tax rate of 35%. The total tax equivalent adjustment reflected in the above table is approximately $4,507,000, $4,381,000, and $3,133,000, in the years ending 2005, 2004 and 2003.

Provision for Loan Losses

We provide for an adequate allowance for loan losses that are probable and reasonably estimable in the portfolio. The provision for loan losses reflects management’s latest assessment of the inherent losses in the loan portfolio. Our allowance for probable loan losses is reassessed quarterly to determine the appropriate level of the reserve. Our analysis is influenced by the following factors: credit quality of loans, the volume and quality of loans in the portfolio, historical loss experience, and economic conditions. A discussion of the allowance for loan losses and the factors on which provisions are based begins on page 54.

The changes recorded in the components of the allowance for loan losses resulted in a provision for loan losses of $6.5 million for the year ended December 31, 2005, up from $4.4 million for each of the years ended December 31, 2004 and 2003. We added $315.6 million of loans and $3.6 million of allowance for loan loss from The PrivateBank – Michigan at its acquisition date. The Chicago and St. Louis banks continued to experience strong loan growth in 2005 and 2004, principally in residential real estate, construction and personal loan categories, however our credit quality remained strong. Net recoveries for the year ended December 31, 2005 were $250,000 compared to net charge-offs of $513,000 for the year ended December 31, 2004 and net charge-offs of $858,000 during 2003.

Non-interest Income

	For the Year Ended December 31,
	2005	2004	2003
	(in thousands)
Wealth management fee revenue	$9,945	$8,316	$6,630
Mortgage banking income	3,886	2,856	3,474
Banking and other services	2,847	2,153	1,798
Bank owned life insurance	1,429	876	525

Total banking, wealth management, mortgage banking and other income	$18,107	$14,201	$12,427

Non-interest income increased by $4.7 million or 33.0%, to $19.0 million for the year ended December 31, 2005 compared to $14.3 million for the year ended December 31, 2004. Non-interest income in 2005 includes the recognition of net investment securities gains of $499,000 during 2005, compared to gains of $968,000 million in the prior year period. The fair market value adjustment on a $25.0 million 10-year for three-month LIBOR interest rate swap resulted in gains of $404,000 for the year ended December 31, 2005, compared to losses of $870,000 in the prior year period. Mortgage banking income increased to $3.9 million from $2.9 million in the prior year period primarily due to increased business at The PrivateBank Mortgage Company and the inclusion of $409,000 of mortgage banking income from The PrivateBank – Michigan since its acquisition on June 20, 2005. Banking and other services income increased by $694,000 over the prior year due to growth in the Company.

Wealth management fee revenue totaled $9.9 million for 2005, an increase of $1.6 million, or 19%, from 2004 levels of $8.3 million. The year-over-year increase in wealth management income was partially due to the inclusion of $753,000 of income generated by The PrivateBank – Michigan since its acquisition on June 20, 2005, and the addition of new business. Our trust business contributed $6.3 million of revenue during the year compared to $4.6 million during the prior year and reflects growth of net new business from 2005. Wealth Management assets under management increased 41% to $2.4 billion at year-end 2005, compared to $1.7 billion at December 31, 2004. Lodestar’s assets under management at December 31, 2005 were $689.2 million, The PrivateBank – Michigan’s assets under management were $506.5 million and trust assets managed by The PrivateBank – Chicago, were $1.4 billion at December 31, 2005.

Wealth management fee revenue totaled $8.3 million for 2004, an increase of $1.7 million, or 25%, from 2003 levels of $6.6 million. The year-over-year increase in wealth management income was primarily due to growth in our trust fee income of $1.1 million or 31%, due to growth in new accounts during 2004. Lodestar fee revenue increased by $581,000 or 19% during 2004 as compared to 2003. Our trust business contributed $4.6 million of revenue during the year compared to $3.5 million during the prior year. Including Lodestar, Wealth Management assets under management increased 16% to $1.7 billion at year-end 2004, compared to $1.5 billion at December 31, 2003. Lodestar’s assets under management at December 31, 2004 were $648.8 million. Trust assets managed by The PrivateBank – Chicago, not including Lodestar, were $1.1 billion at December 31, 2004.

During 2005, 2004, and 2003 we recognized income of $1.4 million, $876,000, and $525,000, respectively, related to the increased cash surrender value of bank owned life insurance (BOLI) policies. Income recognized on this product increased in 2005 as compared to 2004 primarily due to the inclusion of $96,000 of BOLI income from The PrivateBank – Michigan’s $5.3 million BOLI policy. Income increased in 2004 as compared to 2003 due to the purchase of an additional $22.0 million of BOLI in the second quarter of 2004. These policies cover certain higher-level employees who are deemed to be significant contributors to us. All employees included in this policy are aware and have consented to the coverage. The cash surrender value of BOLI at December 31, 2005 was $40.9 million, compared to $34.1 million at December 31, 2004 and $11.3 million at December 31, 2003, and is included in other assets on the balance sheet.

Residential mortgage fee income was $3.9 million during 2005 compared to $2.9 million during the prior year. The growth in residential mortgage fee income between years is primarily due to increased business at The PrivateBank Mortgage Company, which totaled $2.7 million, fee income generated by The PrivateBank – St. Louis of $1.8 million, and the inclusion of revenue generated of $407,000 by The PrivateBank – Michigan.

Residential mortgage fee income was $2.9 million during 2004 compared to $3.5 million during the prior year primarily due to a lower volume of loans sold as a result of relatively decreased demand for residential real estate loans.

Non-interest Expense

	Year Ended December 31,
	2005	2004	2003
	(in thousands)
Salaries and employee benefits	$33,553	$26,027	$20,856
Occupancy	7,517	5,671	5,564
Professional fees	5,756	5,054	4,672
Marketing	3,549	2,521	2,527
Data processing	2,832	2,009	1,528
Postage, telephone and delivery	1,113	903	879
Office supplies and printing	715	557	579
Amortization of intangibles	411	168	169
Insurance	1,095	919	700
Other expense	3,387	1,845	2,670

Total non-interest expense	$59,928	$45,674	$40,144

Non-interest expense increased $14.3 million or 31.2% to $60.0 million for the year ended December 31, 2005 compared to $45.7 million for 2004. The growth in non-interest expense during 2005 represents the inclusion of expenses of The PrivateBank – Wisconsin, which opened in 2005, and operating expenses from The PrivateBank – Michigan since acquisition. The PrivateBank – Michigan incurred non-interest expense of $5.2 million since the acquisition in June 2005. The PrivateBank – Wisconsin incurred $1.9 million of non-interest expense in 2005 and opened its permanent space in October 2005. Additionally, we continue to improve and expand current locations; the build-out of the new headquarters at 70 W. Madison in downtown Chicago began during the fourth quarter 2005. Other expenses increased by 58% from prior year, principally due to a charge of $980,000 associated with the early redemption of the Company’s outstanding 9.5% trust preferred securities that were redeemed on December 31, 2005.

Non-interest expense increased $5.5 million or 14% to $45.7 million for the year ended December 31, 2004 compared to $40.1 million for 2003. The growth in non-interest expense during 2004 represents the continued focus on expansion at the Company. Increases in expenses for salaries and benefits, data processing and insurance reflect the impact of growing our personnel and the improvement and expansion of current locations as well as the addition of the Gold Coast office and the establishment of The PrivateBank office in Wisconsin. Other expenses decreased by 20% from prior year, principally due to an early prepayment termination penalty of $400,000 on FHLB advances that were repaid during the third quarter of 2003 and a $400,000 fraud loss incurred during the second quarter of 2003 relating to a check fraud scheme involving a new deposit account.

The following table shows our operating efficiency over the last three years:

	December 31,
	2005	2004	2003
Non-interest expense to average assets	2.02%	2.06%	2.32%
Net overhead ratio(1)	1.38	1.41	1.51
Efficiency ratio(2)	49.97	49.53	54.09

(1)	Non-interest expense less non-interest income divided by average total assets.
(2)	Non-interest expense divided by the sum of net interest income, on a tax equivalent basis, plus non-interest income. Please refer to the footnotes on page 36 for a reconciliation of net interest income to net interest income on a tax-equivalent basis.

Our efficiency ratio (on a tax-equivalent basis), which measures the percentage of net revenue that is expended as non-interest expense, for the year ended December 31, 2005 remained at 50% as compared to 2004, and improved from 54% for the year ended December 31, 2003.

Our efficiency ratio during 2005 reflects the impact of faster growth in net interest income, coupled with slower growth in non-interest expense. On a tax-equivalent basis, this ratio indicates that during 2005 and 2004, we spent 50 cents to generate each dollar of revenue, compared to 54 cents in 2003. During the remainder of 2006, we expect our efficiency ratio to continue to increase modestly as a result of the inclusion of The PrivateBank – Michigan, given its higher efficiency ratio, and the continued growth of The PrivateBank – Wisconsin. Additionally, we continue to focus on expansion at the Company in 2006, as evidenced by the planned opening of the Chesterfield Missouri office, the expansion of the Oak Brook and Geneva offices to new space as well as the relocation of the Chicago headquarters to larger space. These initiatives will cause our efficiency ratio to increase in 2006. Our efficiency ratio will also be negatively impacted by the adoption of SFAS No. 123 (Revised), Share-Based Payment (SFAS No. 123(R)) on January 1, 2006. This statement requires us to account for stock options under the fair value method of accounting and to estimate expected forfeitures of stock grants instead of our current practice under APB No. 25. The Company anticipates the impact of the adoption will be an approximate expense in 2006 of $0.10 per share, after-tax, on its consolidated financial statements.

Salary and employee benefit expense increased 29% to $34.0 million for the year ended December 31, 2005 from $26.0 million for the year ended December 31, 2004. During 2005, we added 125 full time equivalent employees, 73 of those through the acquisition of The PrivateBank – Michigan, to approximately 386 full-time equivalent employees from 261 at December 31, 2004, an increase of 48%. This includes the addition and/or promotion of 34 Managing Directors and Associate Managing Directors year over year, 18 of which are managing directors at The PrivateBank – Michigan. The PrivateBank – Michigan incurred salaries and benefits expense of $3.0 million during 2005.

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

Professional fees, which include fees paid for legal, accounting, consulting, information systems consulting services and third-party investment management fees, increased 13.9% to $5.8 million for the year ended December 31, 2005 from $5.1 million for 2004 and $4.7 million for 2003. The increase from 2004 to 2005 is primarily due to higher accounting fees for our growing Company, and the inclusion of The PrivateBank – Michigan, which contributed $338,000 to the year’s expenses. In addition, the increase in wealth management-related business has resulted in increased investment management fees paid to third parties during the years ended December 31, 2005, 2004 and 2003. These fees increased by 9% to $1.1 million in 2005, which includes $196,000 of fees paid to third-party investment managers by The PrivateBank – Michigan. During 2005, we incurred approximately $600,000 in connection with the implementation of Sarbanes-Oxley requirements, compared to approximately $500,000 in 2004. In 2004, we retained a real estate consulting firm to assist us in evaluating our continuing space needs for our headquarters in downtown Chicago.

Marketing expenses increased from $2.5 million for the year ended December 31, 2004 to $3.5 million for the year ended December 31, 2005. Marketing expenses included approximately $540,000 of expense incurred by The PrivateBank – Michigan since June 20, 2005 and approximately $185,000 in expenses incurred by The PrivateBank – Wisconsin.

During 2005, expenditures for information technology totaled $1.4 million, down from $1.6 million for 2004, and $1.7 million during 2003, primarily due to expenditures on existing systems as the Company grows. In 2005, we upgraded the existing wire transfer system in Chicago, implemented an enhanced data replication and recovery solution, and further strengthened our data management strategy. During 2004, expenditures for information technology represented optimization of both software and hardware for the overall information technology infrastructure. Initiatives for 2004 included streamlining existing system processes, upgrading several software components of our main data processing software, and integrating several additional operations into the overall network infrastructure for cost efficiency purposes.

The other expense category of non-interest expense consists primarily of postage, telephone, delivery, office supplies, training and other miscellaneous expenses. Other expenses increased by 58% during 2005 from prior year, principally due to a charge of $980,000 associated with the early redemption of the Company’s outstanding 9.5% trust preferred securities that were redeemed on December 31, 2005. During 2004, these expenses decreased relative to 2003 by 20%. Included in 2003 other expenses was a one-time early prepayment termination penalty of $400,000 on FHLB advances that were repaid during the third quarter 2003 and a $400,000 fraud loss incurred during the second quarter 2003.

During 2005, we amortized $411,000 in intangible assets, $168,000 of which is related to our acquisition of a controlling interest in Lodestar and $243,000 of which is related to our acquisition of The PrivateBank – Michigan in June 2005. In 2004, we amortized approximately $168,000 in intangible assets relating to Lodestar.

Minority Interest Expense

On December 30, 2002, The PrivateBank – Chicago acquired an 80% controlling interest in Lodestar. The Company records its 20% noncontrolling interest in Lodestar related to Lodestar’s results of operations, in minority interest expense on the consolidated statement of income. For the year ended December 31, 2005 and 2004, we recorded $307,000 and $270,000, respectively, of minority interest expense.

Off-Balance Sheet Arrangements and other Contractual Obligations and Commitments

We do not have material off-balance sheet arrangements. We have various financial obligations, including contractual obligations and commitments that may require future cash payments. The following tables present, as of December 31, 2005 and 2004, significant fixed and determinable contractual obligations to third parties which are expected to become due and payable during the period specified.

	Note Reference(3)	Year Ended December 31, 2005
Contractual Obligations(1)		Payments due in (dollars in thousands):
		Total	< 1 year	1-3 years	3-5 years	> 5 years
		(in thousands)
Deposits with no stated maturity		$1,657,765	$1,657,765	$—	$—	$—
Time deposits	10	579,012	513,764	32,461	32,461	326
Brokered deposits(2)	10	586,607	323,536	158,190	15,525	89,356
FHLB advances	10	258,363	136,334	95,145	21,884	5,000
Long-term debt-trust preferred securities	11	98,000	—	—	—	98,000
Fed funds purchased & demand repurchase agreements		38,616	38,616	—	—	—
Operating leases	7	39,337	3,189	10,349	8,196	17,603
Purchase obligations		35,537	20,668	6,553	8,316	—

Total		$3,293,277	$2,693,882	$302,728	$86,382	$210,285

(1)	Excludes obligations to pay interest on deposits and borrowings
(2)	Includes $2.3 million of unamortized broker commissions
(3)	See consolidated financial statements commencing on page F-4.

Our operating lease obligations represent short- and long-term lease and rental payments for facilities, equipment, and certain software or data processing. During 2005 and early 2006, we entered into three new leases for larger office space for our existing offices in Oak Brook and Geneva, Illinois and for new offices in Chesterfield, Missouri. During 2004, we entered into several new leases for office space as a result of both expiring leases on space then occupied and additional space required in light of growth initiatives. Leases on office space at 70 W. Madison and 919 N. Michigan Avenue in Chicago as well as 735 N. Water Street in Milwaukee were signed during 2004. As a result of the acquisition of The PrivateBank – Michigan on June 20, 2005, we assumed three leases in Bloomfield

Hills, Rochester and Grosse Point, Michigan. The Chicago headquarters will relocate to 70 W. Madison during the third quarter 2006. As a result of the acquisition of Corley Financial Corporation (now The PrivateBank Mortgage Company), we added a lease for office space at 640 N. LaSalle in Chicago in 2004.

The purchase obligation amounts presented above primarily relate to the buildout of our new Chicago headquarters, the new office buildouts of the Oak Brook and Geneva locations, contractual payments for services provided for information technology, capital expenditures, and the outsourcing of certain operational activities. We expect to be reimbursed from the landlords at each of the Chicago, Oak Brook and Geneva locations for a significant portion of the buildout costs.

Commitments to extend credit, including loan commitments, standby letters of credit, and commercial letters of credit do not necessarily represent future cash requirements, because these commitments may expire without being drawn upon. Information on commitments and letters of credit can be found on page F-37.

Our commitments to fund civic and community investments, which represent future cash outlays for the construction and development of properties for low-income housing, small business real estate, and historic tax credit projects that qualify for CRA purposes, are not included in the contractual obligations table above. The timing and amounts of these commitments are projected based upon the financing arrangements provided in each project’s partnership or operating agreement, and could change due to variances in the construction schedule, project revisions, or the cancellation of the project. In 2003, we committed to a $3.0 million investment in the Community Reinvestment Fund and $2.0 million in the Chicago Equity Fund. We will contribute annually over the next six years in accordance with the Funds’ capital call schedule. In 2006, we are committed to $21,500 in grants to two CRA-qualifying community organizations. In 2007, we are committed to a cash outlay of $12,500, to one CRA-qualifying community organization. CRA-related commitments are not included in the above table. During the year, we increased our efforts to invest in CRA-qualifying investments. In 2005, we committed $500,000 to the Great Lakes Redevelopment Fund, which provides financing for the redevelopment of brownfield sites, and in 2006, plan to commit $1.0 million to the Apollo Fund, which provides financing for low-income housing redevelopment in the Chicago area. The funds for both funds would be drawn down on over the next one to six years.

Income Taxes

The following table shows our income before income taxes, applicable income taxes and effective tax rate for the years ended December 31, 2005, 2004, and 2003, respectively.

	Year Ended December 31,
	2005	2004	2003
	(dollars in thousands)
Income before taxes	$48,637	$37,498	$26,378
Income tax provision	15,217	10,503	7,309
Effective tax rate	31.3%	28.0%	27.7%

The effective income tax rate varies from statutory rates principally due to certain interest income that is tax-exempt for federal or state purposes, and certain expenses that are disallowed for tax purposes. The increase in the effective tax rate for 2005 as compared to 2004 reflects the growth in pre-tax income of 30% and the decrease in federally tax-exempt municipal securities income of 2% year over year. The average balance of municipal securities was $206.8, $212.9 million, and $148.2 million, for the years ended December 31, 2005, 2004 and 2003, respectively. Additionally in 2005, our effective tax rate increased reflecting the full impact of being a 35% corporate tax payer. The higher effective tax rate for the year ended December 31, 2004 as compared to the prior year period is also attributable to the increased profitability of The PrivateBank – St. Louis for 2004 relative to 2003 and has resulted in increased Missouri state tax requirements. During 2004, we transitioned from being a 34% corporate taxpayer to 35% for federal tax purposes.

Operating Segments Results

As described in Note 2 to the consolidated financial statements, our operations consist of five primary business segments: The PrivateBank – Chicago, The PrivateBank – St. Louis, The PrivateBank – Michigan, Wealth Management, and the Holding Company. The PrivateBank Mortgage Company results are included in The PrivateBank – Chicago since June 15, 2004, the date of our acquisition of Corley Financial. The PrivateBank – Wisconsin’s results are included in the results of The PrivateBank – St. Louis.

The PrivateBank – Chicago

The profitability of The PrivateBank – Chicago is primarily dependent on the net interest income, provision for loan losses, non-interest income and non-interest expense. Net income for The PrivateBank – Chicago for the year ended December 31, 2005 increased 32% to $34.9 million from $26.4 million for the year ended December 31, 2004. Net income for The PrivateBank – Chicago for the year ended December 31, 2004 increased 29% to $26.4 million from $20.5 million for the year ended December 31, 2003.

For 2005, the net income growth for The PrivateBank – Chicago resulted from improvements in net interest income, which were primarily driven by increases in loans. The improvement in net interest income for 2005 more than offset increases in operating expenses associated with continued growth of The PrivateBank – Chicago. Net interest income for The PrivateBank – Chicago for the year ended December 31, 2005 increased to $79.4 million from $63.2 million, or 26% primarily due to growth in earning assets. Total loans increased by 29% to $1.9 billion during 2005 as compared to $1.5 billion in 2004, or $426.1 million of growth. The majority of the loan growth for 2005 occurred in the commercial real estate and construction loan categories. Loans increased by 35% in 2004 as compared to 2003. Total deposits increased by 28% to $2.2 billion at December 31, 2005 from $1.7 billion at December 31, 2004. Core deposit growth increased year over year by 25% for The PrivateBank – Chicago. Growth in money market deposits and non-interest bearing deposits, as well as increased utilization of brokered deposits accounted for the majority of the deposit growth. For the year ended December 31, 2004, deposits increased by 19% to $1.7 billion from $1.4 billion in 2003.

Net interest income for The PrivateBank – Chicago for the year ended December 31, 2004 increased to $63.2 million from $49.1 million in 2003, or 29% primarily due to growth in earning assets. Total loans increased by 35% to $1.5 billion during 2004 as compared to $1.1 billion in 2003, or $378.3 million of growth. The majority of the loan growth for 2004 occurred in the commercial real estate and construction loan categories. Total deposits increased by 19% to $1.7 billion at December 31, 2004 from $1.4 billion at December 31, 2003. Core deposit growth increased year over year by 31% for The PrivateBank – Chicago. Growth in savings, money market deposits and non-interest bearing deposits, as well as increased utilization of brokered deposits accounted for the majority of the deposit growth.

The PrivateBank – St. Louis

Net income for The PrivateBank – St. Louis for the year ended December 31, 2005 decreased to $2.3 million from $2.8 million for the year ended December 31, 2004. The decrease in net income for The PrivateBank – St. Louis resulted from The PrivateBank – Wisconsin’s net loss of $1.3 million due to its first year of operations. Excluding the results of The PrivateBank-Wisconsin, net income of The

PrivateBank – St. Louis increased 25% year over year mainly due to increases in net interest income which more than offset decreases in non-interest income and increases in operating expenses. Income on residential real estate loans was $1.8 million for the year ended December 31, 2005 compared to $1.4 million in the prior year period.

Net interest income for The PrivateBank – St. Louis for the year ended December 31, 2005 increased to $11.4 million from $7.7 million, or 49% primarily due to growth in earning assets and improving net interest margins for 2005 as compared to 2004. Net interest income for the year ended December 31, 2004 increased to $7.7 million from $5.4 million during 2003. Net income for the year ended December 31, 2004 increased to $2.8 million from $1.8 million for the year ended December 31, 2003. Total loans increased by 62%, or $127.3 million, to $333.4 million during 2005 as compared to 2004, due primarily to growth in construction and commercial real estate loans. Loans increased by $46.8 to $206.1 million during 2004 as compared to loans at December 31, 2003. Total deposits increased by $136.0 million to $336.0 million at December 31, 2005 from $200.0 million at December 31, 2004. A large portion of the deposit growth resulted from increases in money market deposits, jumbo certificates of deposit and brokered deposits. For the year ended December 31, 2004, deposits increased by $52.6 million to $200.0 million from $147.4 million in 2003.

The PrivateBank – Michigan

The PrivateBank – Michigan’s results of operations are included since the date of acquisition, June 20, 2005. Net income for The PrivateBank – Michigan for the period June 20, 2005 through December 31, 2005 was $2.3 million. Net interest income for the period was $8.2 million. Total loans at December 31, 2005 were $397.8 million and total deposits were $328.9 million.

Wealth Management

Wealth Management includes investment management, personal trust and estate services, custodial services, retirement accounts and brokerage and investment services. Consolidated Wealth Management assets under management increased by 41%, or $709.3 million, to $2.4 billion at December 31, 2005 as compared to $1.7 billion at December 31, 2004 due primarily to the inclusion of $506.5 million of assets under management of The PrivateBank – Michigan. Excluding Michigan, wealth management assets under management grew by 12% year over year. Lodestar’s assets under management at December 31, 2005 were $689.2 million, compared to $648.8 million in the year earlier period. At December 31 2005, Lodestar assets under management include $109.2 million of assets managed by the Wealth Management department for clients who have selected Lodestar as investment adviser, compared to $77.8 million in 2004. Excluding Lodestar, Wealth management assets under management for the Wealth Management segment were $1.7 billion at December 31, 2005, compared to $1.1 billion at December 31, 2004. Wealth management fee revenue increased to $10.0 million in 2005 compared to $8.3 million in 2004 and $6.6 million in 2003. The year-over year increase in wealth management income was primarily due to the inclusion of $753.2 million of wealth management income from The PrivateBank – Michigan and growth in new accounts during 2005. Lodestar fee income increased by $388,000, or 11%, during 2005 as compared to 2004. Net income for our Wealth Management segment decreased to $965,000 for the year ended December 31, 2005 from $1.4 million for the same period in 2004 and up from $620,000 for 2003.

Holding Company

Holding Company Activities consist of parent company only matters. The Holding Company’s most significant assets are its net investments in its three banking subsidiaries, The PrivateBank – Chicago, The PrivateBank – St. Louis, and The PrivateBank – Michigan and our mortgage banking subsidiary, The PrivateBank Mortgage Company. Holding Company Activities are reflected primarily by interest expense on borrowings and operating expenses of the parent company. Recurring holding company operating expenses consist primarily of compensation (amortization of restricted stock awards, other salary expense) and miscellaneous professional fees.

The Holding Company Activities segment reported a net loss of $7.0 million for the year ended December 31, 2005 compared to the net loss of $3.7 million for the same period in 2004. For the year ended 2003, the Holding Company Activities segment reported a net loss of $3.8 million. During 2005, the increased level of borrowings increased the interest expense recognized at the Holding Company segment from $2.0 million in 2004 to $4.4 million in 2005 primarily due to the issuance of $50.0 million of trust preferred securities in June 2005, the addition of $8.0 million of trust preferred securities acquired as a result of The PrivateBank – Michigan acquisition on June 20, 2005 and the drawdown on a line of credit with LaSalle Bank which was amended on December 1, 2005 to extend the maturity date to December 1, 2006. On September 29, 2005, the Company entered into a $65.0 million credit facility with LaSalle Bank. The new credit facility replaces an existing $40.0 million revolving credit facility that was originally entered into in February 2000 with LaSalle.

The new $65.0 million credit facility is comprised of a $40.0 million senior debt facility and $25.0 million of subordinated debt. The senior debt facility is comprised of a $250,000 term loan with a maturity of December 31, 2016, and a revolving loan with a maturity of December 1, 2006. Management expects to renew the revolving loan on an annual basis. The subordinated debt matures on December 31, 2016. The interest rate on the senior debt facility resets quarterly, and is based on, at the Company’s option, either the lender’s prime rate or three-month LIBOR plus 120 basis points, with a floor of 3.50%. The interest rate on the subordinated debt resets quarterly, and is equal to three-month LIBOR plus 135 basis points, with a floor of 3.50%. Currently, $20.0 million is available on the subordinated debt facility. The subordinated debt qualifies as Tier 2 capital under applicable rules and regulations promulgated by the Board of Governors of the Federal Reserve System.

At December 31, 2005, the Company had $8.25 million outstanding on the senior debt facility and $5.0 million of subordinated debt outstanding. The credit facility is used for general corporate and other working capital purposes. The Company expects to further draw down on the facilities over the next year to support continued balance sheet growth.

FINANCIAL CONDITION

Total Assets

Total assets were $3.5 billion at December 31, 2005 an increase of $958.4 million, or 38%, from $2.5 billion at December 31, 2004. The balance sheet growth during 2005 was accomplished mainly through the inclusion of $462.9 million in assets of The PrivateBank – Michigan and loan growth throughout the Company. The growth in assets experienced during 2005 was funded primarily through growth in core deposits and increases in brokered deposits.

Total assets were $2.5 billion at December 31, 2004 an increase of $550.9 million, or 28%, from $2.0 billion at December 31, 2003. The balance sheet growth during 2004 was accomplished mainly through loan growth throughout the Company. The growth in assets experienced during 2004 was funded primarily through growth in core deposits, and to a lesser extent, by increases in FHLB advances.

Loans

Total loans increased to $2.6 billion at December 31, 2005, an increase of $954.7 million or 58%, from $1.7 billion at December 31, 2004. The year over year increase is partially due to the addition of $397.8 million of loans from The PrivateBank – Michigan. Company-wide, the growth was due to increased volume in the commercial real estate, commercial and construction loan categories. The loan growth of $954.7 million experienced since December 31, 2004 is composed of $397.8 million in loans from The PrivateBank – Michigan, growth in loans at The PrivateBank – Chicago of $426.0 million and $127.3 million from The PrivateBank – St. Louis, which includes $29.1 million in loans from The PrivateBank – Wisconsin. All of The PrivateBank – Chicago offices posted gains in loan volume during 2005.

The following table sets forth the loan portfolio by category as of December 31 for the previous five fiscal years:

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands)
Commercial real estate	$1,268,851	$855,396	$639,296	$452,703	$310,869
Commercial	436,416	285,336	181,062	165,993	163,279
Construction	392,597	219,180	162,878	123,204	92,528
Home equity	114,679	119,115	94,855	80,776	59,795
Personal(1)	173,738	83,746	77,025	70,676	64,411
Residential real estate	221,786	90,590	69,541	72,289	89,889

Total loans	$2,608,067	$1,653,363	$1,224,657	$965,641	$780,771

(1)	Includes overdraft lines.

The following table classifies the loan portfolio, by category, at December 31, 2005, by date at which the loans mature:

	One year or less	From one to five years	After five years	Total	More than one year
					Fixed	Variable(1)
	(in thousands)
Commercial real estate	$472,295	$715,081	$85,931	$1,273,307	$450,205	$350,503
Commercial	288,473	151,384	6,628	446,485	80,167	77,845
Residential real estate	15,775	29,996	174,319	220,090	27,136	177,179
Personal	94,935	38,521	900	134,356	23,649	15,773
Home equity	19,973	92,847	26,284	139,104	—	119,434
Construction	275,652	117,531	1,542	394,725	17,340	101,733

Total loans	$1,167,103	$1,145,360	$295,604	$2,608,067	$598,497	$842,467

(1)	Includes adjustable rate mortgage products.

Allowance for Loan Losses

We believe our loan loss experience to date reflects the high credit quality of our loan portfolio. The following table shows changes in the allowance for loan losses resulting from additions to the allowance and loan charge-offs for each of the periods shown.

	December 31,
	2005	2004	2003	2002	2001
	(dollars in thousands)
Balance at beginning of period	$18,986	$15,100	$11,585	$8,306	$6,108
Loans charged-off:
Commercial	(305)	(363)	(963)	(658)	(939)
Personal	(233)	(803)	(255)	(92)	(113)

Total loans charged-off	(538)	(1,166)	(1,218)	(750)	(1,052)

Loans recovered:
Commercial	207	647	230	117	43
Personal	581	6	130	49	28

Total loans recovered	788	653	360	166	71

Net loans recovered (charged-off)	250	(150)	(850)	(584)	(981)

Provision for loan losses	6,538	4,399	4,373	3,862	3,179

Addition of The PrivateBank – Michigan loan loss reserve	3,614	—	—	—	—

Balance at end of period	$29,388	$18,986	$15,100	$11,585	$8,306

Average total loans	$2,077,000	$1,382,762	$1,062,235	$858,783	$669,114

Net (recoveries) charge-offs to average total loans	(0.01)%	0.04%	0.08%	0.07%	0.15%

The following table shows our allocation of the allowance for loan losses by specific loan category and as a percentage of total loans at the dates shown. We considered various qualitative and quantitative factors about the loan portfolio that we deemed relevant in determining the level of the allowance for loan losses.

	December 31,
	2005		2004		2003		2002		2001
	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
	(dollars in thousands)
Commercial real estate	$12,975	48%	$8,774	52%	$7,022	52%	$3,483	47%	$2,407	40%
Commercial	6,453	17%	3,895	17	2,922	15	1,962	17	1,923	21
Construction	4,686	15%	3,178	13	2,835	13	1,540	13	1,225	12
Home equity	277	4%	298	7	281	8	569	8	475	8
Personal	1,714	7%	923	5	1,324	6	583	7	676	8
Residential real estate	419	9%	360	6	342	6	344	8	500	11
Unallocated	2,864	—	1,558	—	374	—	3,104	—	1,100	—

Total	$29,388	100%	$18,986	100%	$15,100	100%	$11,585	100%	$8,306	100%

The following table shows our allocation of the allowance for loan losses by specific category at the dates shown:

	December 31,
Allocation of the Allowance for Loan Losses	2005		2004		2003		2002		2001
(dollars in thousands)	Amount	% of allowance to total allowance	Amount	% of allowance to total allowance	Amount	% of allowance to total allowance	Amount	% of allowance to total allowance	Amount	% of allowance to total allowance
Allocated Inherent Reserve:
Commercial real estate	$12,975	44%	$8,446	44%	7,004	47%	3,585	31%	$2,402	29%
Commercial	6,453	22%	3,277	17%	2,295	15%	1,727	15%	1,835	22%
Construction	4,686	16%	2,659	14%	2,227	15%	1,268	11%	936	11%
Home equity	277	1%	298	2%	262	2%	427	4%	466	6%
Personal	1,714	6%	736	4%	741	5%	484	4%	562	7%
Residential real estate	419	1%	222	1%	191	1%	192	2%	518	6%

Allocated Inherent Reserve	26,524	90%	15,638	82%	12,720	85%	7,683	66%	6,719	81%

Specific Reserve	—	—	1,669	9%	2,006	13%	798	7%	487	6%
Unallocated Inherent Reserve	2,864	10%	1,679	9%	374	2%	3,104	27%	1,100	13%

Total Reserve for Credit Losses	$29,388	100%	$18,986	100%	$15,100	100%	$11,585	100%	$8,306	100%

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

We maintain an allowance for loan losses sufficient to absorb credit losses inherent in our loan portfolio. The allowance for loan losses represents our estimate of probable losses in the portfolio at each balance sheet date and is supported by available and relevant information. The allowance contains provisions for probable losses that have been identified relating to specific borrowing relationships, as well as probable losses inherent in the loan portfolio and credit undertakings that are not specifically identified. Management’s application of the methodology for determining the allowance for loan losses resulted in an allowance for loan losses of $29.4 million at December 31, 2005 compared with $19.0 million at December 31, 2004. The increase in the allowance for loan losses from December 31, 2004 reflects the addition of $3.6 million of loan loss reserves as a result of the acquisition of The PrivateBank – Michigan, management’s judgment about the generalized risk of real estate related lending in our various markets, the addition of new lending personnel as well as strong loan growth from all existing offices in 2005. We believe that the allowance for loan losses is adequate to provide for estimated probable credit losses inherent in our loan portfolio.

The allowance for loan losses as a percentage of total loans was 1.13% at December 31, 2005, down from 1.15% at December 31, 2004. Net recoveries totaled $205,000 for the year ended

December 31, 2005 versus net charge-offs of $513,000 in the year earlier period. The provision for loan losses was $6.5 million for the twelve months ended December 31, 2005, versus $4.4 million in the prior year period.

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

The allocated inherent component of the reserve increased by $10.9 million during 2005, from $15.6 million at December 31, 2004 to $26.5 million at December 31, 2005. The increase in the allocated portion of the reserve reflects higher loan volumes in every category, particularly construction, commercial, and residential real estate loans.

Specific Component of the Reserve

For loans where management deems either the amount or the timing of the repayment to be significantly impaired, there are specific reserve allocations established. The specific reserve is based on a loan’s current value compared to the present value of its projected future cash flows, collateral value or market value, as is relevant for the particular loan pursuant to SFAS 114, “Accounting by Creditors for Impairment of a Loan.” As of December 31, 2005, management has concluded that there are no loans in the portfolio that require specific reserves.

The specific component of the reserve decreased by $1.7 million during 2005, from $1.7 million at December 31, 2004 to zero at December 31, 2005 after giving effect to $205,000 in recoveries during the period.

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

The unallocated inherent component of the reserve increased by $1.2 million for 2005, from $1.7 million at December 31, 2004 to $2.9 million at December 31, 2005 reflecting the impact of a larger overall loan portfolio and the addition of The PrivateBank – Michigan portfolio.

Non-performing Loans

The following table classifies our non-performing loans as of the dates shown:

	December 31,
	2005	2004	2003	2002	2001
	(dollars in thousands)
Nonaccrual loans	$663	$1,090	$36	$749	$664
Loans past due 90 days or more	280	1,438	1,088	650	2,504

Total non-performing loans	943	2,528	1,124	1,399	3,168

OREO	393	—	—	—	—

Total non-performing assets	$1,336	$2,528	$1,124	$1,399	$3,168

Non-accrual loans to total loans	0.03%	0.07%	0.00%	0.08%	0.09%
Total non-performing loans to total loans	0.04%	0.15%	0.09%	0.14%	0.41%
Total non-performing assets to total assets	0.04%	0.10%	0.06%	0.09%	0.27%

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

Potential Problem Loans. In addition to those loans reflected in the table above, we have identified some loans through our problem loan identification process which exhibit a higher than normal credit risk. Loans in this category include loans with characteristics such as past maturity more than 90 days, those that have recent adverse operating cash flow or balance sheet trends, or loans that have general risk characteristics that management believes might jeopardize the future timely collection of principal and interest payments. The balance in this category at any reporting period can fluctuate widely based on the timing of cash collections, renegotiations and renewals. The principal amount of loans in this category as of December 31, 2005 was $280,000. At December 31, 2005, there were no significant loans classified by any bank regulatory agency that are not included above as nonaccrual, past due or restructured.

Nonaccrual loans were $663,000 as of December 31, 2005 compared to $1.1 million at December 31, 2004. Nonperforming loans include nonaccrual loans and accruing loans that are 90 days or more delinquent. Nonperforming loans were $943,000 as of December 31, 2005, compared to $2.5 million at December 31, 2004. Nonperforming loans were 0.04%, and 0.15%, of total loans at December 31, 2005 and December 31, 2004, respectively. Nonperforming assets were 0.04% and 0.10% of total assets as of December 31, 2005 and December 31, 2004, respectively.

As a result of the acquisition of BHB, the Company assumed $413,000 of other real estate owned (OREO), which is secured by various properties in the Detroit metropolitan area, consisting primarily of vacant land. The balance at December 31, 2005 of $393,000 reflects the value of these properties less proceeds received during the third quarter 2005 of approximately $202,000 arising from a condemnation action taken by Wayne County, Michigan, and the reclassification of a $182,000 loan to OREO during the fourth quarter 2005.

Loan Concentrations. Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. At December 31, 2005, our commercial real estate loans totaled approximately $1.3 billion or 49% of our total loan portfolio. Commercial real estate typically involves higher loan principal amounts, and the repayment of these loans generally is dependant, in large part, on the successful operation of the property securing the loan or the business conducted on the property securing the loan. These loans may be more adversely affected by general conditions in the real estate markets or in the economy. Other than loans made to borrowers residing in the Chicago, St. Louis, Milwaukee and Detroit metropolitan areas and our involvement in lending secured by real estate, we had no concentrations of loans exceeding 10% of total loans at December 31, 2005. Other than loans made to borrowers residing in the Chicago and St. Louis metropolitan areas and our involvement in lending secured by real estate, we had no concentrations of loans exceeding 10% of total loans at December 31, 2004.

Investment Securities

Investments are comprised of federal funds sold, debt securities and equity investments. Federal funds sold are overnight investments in which, except for cash reserves, all remaining funds are invested. Our debt securities portfolio is primarily comprised of U.S. government agency obligations, municipal bonds, mortgage-backed pools and collateralized mortgage obligations. Our equity investments consist primarily of equity investments in FHLB (Chicago), FHLB (Des Moines) and FHLB (Indianapolis).

All securities are classified as available-for-sale and may be sold as part of our asset/liability management strategy in response to changes in interest rates, liquidity needs or significant prepayment risk. Securities available-for-sale are carried at fair value, with related unrealized net gains or losses, net of deferred income taxes, recorded as an adjustment to equity capital. At December 31, 2005, reported stockholders’ equity reflected unrealized securities gains net of tax of $7.4 million. This represented an increase of $378,000 from unrealized securities gains net of tax of $7.1 million at December 31, 2004.

Net unrealized gains increased $500,000 during 2005 to $12.0 million at December 31, 2005 compared to net unrealized gains of $11.5 million at December 31, 2004. The increase in net unrealized gains occurred primarily due to decreases in ten-year interest rates during the period.

Securities available-for-sale decreased to $695.2 million at December 31, 2005, down 9% from $764.0 million as of December 31, 2004. The contraction in the investment security portfolio since December 31, 2004 resulted primarily from the redemption of $70.0 million of FHLB (Chicago) stock during 2005. We held no U.S. government agency obligations at December 31, 2005 or December 31, 2004. U.S. government agency mortgage backed securities and collateralized mortgage obligations decreased by $13.5 million to $319.5 million from December 31, 2004 to December 31, 2005. We held no corporate collateralized mortgage obligations at December 31, 2005, as compared to $1.8 million in the prior year period. Tax-exempt municipal securities were $214.9 million at December 31, 2005 as compared to the year-end 2004 amount of $212.2 million.

At December 31, 2005, the Company’s consolidated investment in Federal Home Loan Bank (FHLB) stock was $142.4 million, compared to $208.1 million at December 31, 2004. The reduction in this investment reflects gradual redemptions of excess FHLB (Chicago) stock initiated by the Company in response to reductions in the dividend rate paid on such stock and to take advantage of higher yields available on loans and other investments. The Company redeemed $20.0 million of its excess FHLB (Chicago) stock in each of the first three quarters of 2005, and an additional $10.0 million of its FHLB (Chicago) stock on October 13, 2005, after which its investment totaled $137.0 million. The

$142.4 million of FHLB stock at December 31, 2005 was comprised of $138.5 million of FHLB (Chicago) stock, $1.4 million of FHLB (Des Moines) stock and $2.5 million of FHLB (Indianapolis) stock. The Company is required to maintain a ratio of 20:1 of FHLB borrowings to FHLB stock. As of December 31, 2005, the Company had $171.1 million in advances from the FHLB (Chicago) and, accordingly, was required to hold $8.6 million in FHLB (Chicago) stock. The remainder of FHLB (Chicago) stock represents excess or “voluntary” stock.

On October 18, 2005, the FHLB (Chicago) announced an annualized dividend rate of 3.75% payable in the fourth quarter 2005. This new dividend rate reflected a reduction of 125 basis points from the 5.0% annualized dividend rate that was declared in the third quarter 2005. In addition to announcing the lower dividend rate, the FHLB (Chicago) also announced at this same time that it would suspend redemptions of excess or “voluntary” capital stock until further notice. The FHLB (Chicago) further stated that it had entered into an amendment to its Written Agreement with the Federal Housing Board to reduce the FHLB (Chicago)’s minimum capital ratio from 5.1% to 4.5%, to require the FHLB (Chicago) to maintain minimum total capital of $3.964 billion, the balance as of October 18, 2005, and to provide that no FHLB (Chicago) stock will be redeemed if the redemption would cause the FHLB (Chicago) to fail to meet such capital requirements. On January 18, 2006, the FHLB (Chicago) issued a press release announcing another decrease in its annualized dividend rate to 3.0% from 3.75% in the prior quarter.

In announcing the suspension of redemptions of its voluntary stock, the FHLB (Chicago) stated that it took these actions to help ensure an adequate capital base for the FHLB (Chicago) to continue to service the needs of its members. The FHLB (Chicago) also stated an intention to resume redemptions as soon as possible, subject to Finance Board approval. Prior to this announcement, the FHLB (Chicago) had exercised its discretion with respect to redemptions of excess stock by maintaining a practice of redeeming such stock upon the request of the member. As an alternative to a discretionary redemption of excess stock, the FHLB (Chicago) is required to redeem all of a member’s stock in the event of a withdrawal from membership upon six months’ prior notice.

On October 31, 2005, the Company delivered to the FHLB (Chicago) written notice of its intent to withdraw its membership and obtain redemption of all of the FHLB (Chicago) stock held by the Company upon the effective date of the withdrawal. Pursuant to applicable regulation, the withdrawal and the FHLB (Chicago’s) obligation to redeem the Company’s stock will not be effective until April 30, 2006. In addition, the Company must pay its outstanding FHLB (Chicago) advances prior to the effective date of the withdrawal and will not have access for a period of five years thereafter to advances from the FHLB (Chicago). The Company has been advised by the FHLB (Chicago) that it is permitted to rescind its notice of membership withdrawal at any time prior to its effective date, without fee or penalty. In anticipation of withdrawing its membership and substantially reducing its investment in FHLB (Chicago) stock, the Company reduced its FHLB (Chicago) advances in the fourth quarter 2005 from $261.0 million to $171.0 million.

On November 18, 2005, the Company received a letter from the FHFB in response to its membership withdrawal. The letter states that the FHLB (Chicago) would not be required to redeem the Company’s stock at the effective date if the FHLB (Chicago) would fall below the 4.5% equity or $3.978 billion capital stock requirement if the existing written agreement with the FHFB was still in effect on April 30, 2006. In its Form 10 filed with the SEC on February 10, 2006, the FHLB (Chicago) reiterated this position. The Company believes that the redemption of its stock at the effective date of its withdrawal request is not limited by these October 18, 2005 capital requirements but instead governed by rules in effect before November 12, 1999, so long as the FHLB (Chicago) has not implemented its new capital plan. These prior rules require redemption of a withdrawing member’s stock upon the expiration of the six month notice period, subject only to a finding by the FHFB that the FHLB (Chicago)’s capital is impaired. No assurance can be given that the FHLB (Chicago) will have adequate capital under the prior rules to redeem the Company’s stock at the effective time of its withdrawal or that the FHLB (Chicago) or the FHFB will not take action which precludes such redemption.

The Company believes that adequate funding from a variety of wholesale funding sources, included brokered deposits and advances from either the FHLB (Indianapolis) or the FHLB (Des Moines), have been and will continue to be available to replace the FHLB (Chicago) advances on terms that will not have a material impact, either positively or negatively, on the Company’s net interest margin.

The following table presents the components of our available-for-sale investment securities portfolio for the years presented:

	December 31,
	2005	2004	2003
	(in thousands)
Available-for-Sale
U.S. government agency obligations	$—	$—	$—
U.S. government agency mortgage backed securities and collateralized mortgage obligations	316,255	333,050	242,727
Corporate collateralized mortgage obligations	—	1,843	4,909
Tax exempt municipal securities	230,208	212,210	203,395
Taxable municipal securities	3,826	3,862	3,857
Federal Home Loan Bank stock	142,396	208,096	209,633
Other	2,466	4,924	4,741

Total	$695,151	$763,985	$669,262

The following tables show the effective maturities of investment securities (based upon the amortized cost), by category, as of December 31, 2005, and the weighted average yield (computed on a tax equivalent basis) for each range of maturities of securities, by category, as of December 31, 2005. For the mortgage backed securities and collateralized mortgage obligations categories, the effective maturity and weighted average yield are based upon mortgage prepayment estimates. Actual mortgage prepayments may vary due to changes in interest rates, economic conditions and other factors.

	Within one year	From one to five years	From five to ten years	After ten years	Securities with no stated maturity	Total
	(in thousands)
U.S. government agency obligations	$—	$—	$—	$—	$—	$—
U.S. government agency mortgage backed securities and collateralized mortgage obligation	53,366	221,946	38,809	5,404		319,525
Corporate collateralized mortgage obligations	—	—	—	—	—	—
Tax exempt municipal securities(1)	68	5,610	132,664	76,553		214,895
Taxable municipal securities	—	—	3,825	—	—	3,825
Federal Home Loan Bank stock(2)	—	—	—	—	142,396	142,396
Other	1,367	100	—	1,000	—	2,467

Total	$54,801	$227,656	$175,298	$82,957	$142,396	$683,108

	Within one year	From one to five years	From five to ten years	After ten years	Securities with no stated maturity	Total
U.S. government agency obligations	—	—	—	—	—	—
U.S. government agency mortgage backed securities and collateralized mortgage obligations	4.26%	4.86%	5.07%	5.82%		4.80%
Corporate collateralized mortgage obligations	—	—	—	—	—	—
Tax exempt municipal securities(1)	2.80%	5.89%	6.56%	6.86%		6.65%
Taxable municipal securities	—	—	7.51%			7.51%
Federal Home Loan Bank stock(2)	—	—	—	—	3.75%	3.75%
Other	1.08%	3.88%	—	5.06%	—	2.81%

Total	4.18%	4.88%	6.25%	6.77%	3.75%	5.17%

(1)	The weighted average yield reflects a tax-equivalent adjustment based on a marginal federal corporate tax rate of 35% and the yields are derived from the amortized cost basis of investment securities.
(2)	We are required to maintain a ratio of 20:1 of FHLB borrowings to FHLB stock.

Deposits and Funds Borrowed

Total deposits of $2.8 billion as of December 31, 2005 represented an increase of $950.7 million, or 51%, from $1.9 billion as of December 31, 2004. In 2005, our interest bearing demand deposits as a percentage of total deposits decreased by 1% as compared to 2004 while our other time deposits as a percentage of total deposits increased by 4%. Brokered deposits as a percentage of total deposits decreased to 21% as compared to 22% at December 31, 2004. We expect to continue to rely on brokered deposits in 2006 as a source of funding. During 2005, we continued to utilize brokered deposits as an alternative source of funding, however, core deposits grew 54% year over year, largely due to the addition of $328.9 million in deposits of The PrivateBank – Michigan. Excluding deposits of The PrivateBank – Michigan, core deposits grew 32% year over year. We experienced significant growth in our money market deposits, primarily resulting from growth in money market account relationships of $5.0 million or greater which was an area of strategic focus, and were priced at a spread to the prime rate of interest.

Non-interest-bearing deposits were $252.6 million as of December 31, 2005, an $87.5 million increase over the $165.2 million reported as of December 31, 2004. Interest-bearing demand deposits increased $25.9 million to $132.8 million at December 31, 2005 compared to $106.8 million at December 31, 2004. Money market deposit accounts increased by $420.7 million to $1.3 billion at December 31, 2005 as compared to $837.1 million at December 31, 2004. Other time deposits increased by approximately $255.7 million to $579.0 million as compared to $323.3 million at year-end 2004. Brokered deposits increased to $586.6 million at December 31, 2005 from $423.1 million at December 31, 2004.

The following table presents the balances of deposits by category and each category as a percentage of total deposits at December 31, 2005, 2004 and 2003.

	December 31,
	2005		2004		2003
	Balance	Percent of Total	Balance	Percent of Total	Balance	Percent of Total
	(dollars in thousands)
Non-interest bearing demand	$252,625	9%	$165,170	9%	$135,110	9%
Savings	14,596	1	17,067	1	9,795	1
Interest-bearing demand	132,787	5	106,846	6	85,083	5
Money market	1,257,757	44	837,096	45	552,439	36
Brokered deposits	586,605	21	423,147	22	447,948	29
Other time deposits	579,013	20	323,309	17	316,984	20

Total deposits	$2,823,383	100%	$1,872,635	100%	$1,547,359	100%

The aggregate amounts of time deposits, in denominations of $100,000 or more (including brokered deposits), by maturity, are shown below as of the dates indicated:

	December 31,
	2005	2004
	(in thousands)
Three months or less	$313,167	$206,390
Over three through six months	235,231	104,899
Over six through twelve months	231,103	130,239
Over twelve months	307,722	246,766

Total	$1,087,223	$688,294

Over the past several years, our clients have chosen to keep the maturities of their deposits short. We expect these short-term certificates of deposit to be renewed on terms and with maturities similar to those currently in place. In the event that certain of these certificates of deposits are not renewed and the funds are withdrawn from the banks, those deposits will be replaced with traditional deposits, brokered deposits, borrowed money or capital, or we will liquidate assets to reduce our funding needs.

The scheduled maturities of time deposits (including brokered deposits) as of December 31, 2005, for the years 2006 through 2010 and thereafter, are as follows:

For year ending December 31,	(in thousands)
2006	$839,190
2007	133,123
2008	37,739
2009	36,326
2010 and thereafter	119,239

Total	$1,165,617

We continued to utilize brokered deposits as a source of funding for growth in our loan portfolio in 2005. As of December 31, 2005, we held twelve outstanding brokered deposits containing unexercised call provisions. We have brokered deposits with approximately nine different brokers and we receive periodic information from other brokers regarding potential deposits.

The scheduled maturities of brokered deposits, net of unamortized prepaid broker commissions, as of December 31, 2005, for each quarter in 2006, and for the years 2007 through 2010 and thereafter, are as follows:

Scheduled Maturities of Brokered Deposits

net of unamortized prepaid brokered commissions

at December 31, 2005

Maturity Date	Rate(1)	12/31/2005
		(in thousands)
1st quarter 2006	3.55%	$70,079
2nd quarter 2006(2)	3.42%	131,971
3rd quarter 2006	4.05%	112,714
4th quarter 2006	4.47%	11,086
2007	4.07%	102,232
2008-2009(3)	4.06%	55,958
Thereafter(4)(5)	5.14%	104,881

Unamortized prepaid broker commissions		(2,316)

Total brokered deposits, net of unamortized prepaid broker commissions		$586,605

(1)	Represents the all-in rate of each brokered deposit.
(2)	On December 28, 2005, the Company issued $20.0 million brokered deposits with a fixed-rate of 4.60% and a maturity of June 28, 2006. The Company simultaneously designated a $20.0 million notional interest rate swap in which the Company receives a 4.60% fixed rate and pays three-month LIBOR minus 12.5 basis points for the same term.
(3)	This segment includes two callable deposits: a $15.0 million brokered deposit with a maturity date of 3/26/2008 which is callable monthly and a $5.0 million brokered deposit with a maturity of 6/12/2009 which is callable monthly.
(4)	This segment includes several callable deposits: a $1.6 million brokered deposit with a maturity date of 5/19/2010 callable quarterly; a $3.6 million brokered deposit with a maturity date of 11/19/2012 callable semi-annually; a $9.9 million brokered deposit with a maturity date of 2/11/2013 callable monthly; a $10.0 million brokered deposit with a maturity date of 1/21/2014 callable monthly; a $10.0 million brokered deposit with a maturity date of 12/17/2014 callable monthly; a $7.5 million brokered deposit with a maturity of 1/28/2015 callable semi-annually; a $12.3 million brokered deposit with a maturity date of 2/27/2019 callable monthly; $9.6 million brokered deposit with a maturity date of 3/12/2024 callable semi-annually; a $9.1 million brokered deposit with a maturity date of 4/23/2024 callable monthly; and a $7.4 million brokered deposit with a maturity date of 6/30/2025, an original call date of 12/30/2005, and semi-annually thereafter.
(5)	This segment includes a zero coupon brokered deposit with a maturity date of 3/18/2024, an effective yield of 6.25% and callable semi-annually.

Membership in the FHLB System gives us the ability to borrow funds from the FHLB (Chicago) and from the FHLB of Des Moines for short- or long-term purposes under a variety of programs. We have periodically used services of the FHLB for funding needs and other correspondent services.

During 2005, our reliance on FHLB borrowings as a funding source decreased by $4.2 million from December 31, 2004. FHLB borrowings totaled $245.1 million at December 31, 2005 compared to $249.3 million at December 31, 2004. At December 31, 2005 our FHLB borrowings consisted of $171.1 million borrowed from the FHLB (Chicago), $50.0 million from the FHLB (Indianapolis), and

$24.0 million from the FHLB (Des Moines). The FHLB requires us to pledge collateral in connection with obtaining FHLB advances. Our pledged collateral consists of residential real estate loans and certain qualifying multi-family loans and investment securities.

The following table presents detail on our short term borrowings for the years shown. For a detailed listing of all funds borrowed, see Note 9 to the financial statements:

Additional information for short-term borrowings (dollars in thousands):	2005	2004	2003
Average balance outstanding	$221,469	$194,888	$117,792
Maximum amount outstanding at any month-end during the year	259,643	322,189	197,477
Balance outstanding at end of year	174,950	308,089	86,338
Weighted average interest rate during year	3.08%	1.62%	0.97%
Weighted average interest rate at end of year	3.50	2.54	1.21

At December 31, 2005 and 2004, we had three FHLB letters of credit outstanding; a $3.1 million letter of credit with a maturity date of January 3, 2006 and a $6.2 million letter of credit with a maturity of February 28, 2006, both of which are held to secure public funds deposits, and a $3.3 million letter of credit that matures on October 25, 2007. We pay 0.125% per annum for FHLB letters of credit. The following table shows the maximum availability for and usage of FHLB advances and letters of credit for The PrivateBank – Chicago, The PrivateBank – St. Louis, and The PrivateBank – Michigan.

Date	Maximum Availability	Usage
	(in thousands)
As of December 31, 2005:
The PrivateBank – Chicago	$183,672	$171,129
The PrivateBank – St. Louis	30,684	24,000
The PrivateBank – Michigan	142,802	50,000
As of December 31, 2004:
The PrivateBank – Chicago	$234,228	$230,930
The PrivateBank – St. Louis	23,311	18,000

We accept deposits from a variety of municipal entities. Typically, these municipal entities require that banks pledge marketable securities to collateralize these public deposits. The State of Illinois also accepts FHLB letters of credit as collateral. At December 31, 2005 and 2004, we had approximately $185.1 million and $166.4 million, respectively, of securities collateralizing such public deposits. Deposits requiring pledged assets are not considered to be core deposits for regulatory purposes and the assets that are pledged as collateral for these deposits are not deemed to be liquid assets.

On September 29, 2005, the Company entered into a $65.0 million credit facility with LaSalle Bank NA. The new credit facility replaces an existing $40.0 million revolving credit facility that was originally entered into in February 2000 with LaSalle.

The $65.0 million credit facility is comprised of a $40.0 million senior debt facility and $25.0 million of subordinated debt. The senior debt facility is comprised of a $250,000 term loan with a maturity of December 31, 2016, and a revolving loan with a maturity of December 1, 2005. During the fourth quarter 2005, the maturity on the revolving loan was extended to December 31, 2006. Management expects to renew the revolving loan on an annual basis. The subordinated debt matures on December 31, 2016. The interest rate on the senior debt facility resets quarterly, and is based on, at the Company’s option, either the lender’s prime rate or three-month LIBOR plus 120 basis points, with a floor of 3.50%. The interest rate on the subordinated debt resets quarterly, and is equal to three-month LIBOR plus 135 basis points, with a floor of 3.50%. LaSalle has made $25.0 million available on the subordinated debt facility. The subordinated debt qualifies as Tier 2 capital under applicable rules and regulations promulgated by the Board of Governors of the Federal Reserve System.

At December 31, 2005, the Company had $8.25 million outstanding on the senior debt facility and $5.0 million of subordinated debt outstanding. The $25.0 million subordinated debt component of the facility qualifies as Tier 2 capital. The credit facility is used for general corporate and other working capital purposes. The Company expects to further draw down on the facilities over the next year to support continued balance sheet growth.

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

Interest Rate Risk

We use a combination of financial instruments, including medium-term and short-term financings and variable-rate debt instruments and, to a lesser extent, interest rate swaps to manage the interest rate mix of our total debt portfolio and related cash flows. To manage this mix in a cost-effective manner, in 2001 we entered into our first interest rate swap transaction in which we agreed to receive a fixed rate in exchange for payment of a floating rate based on an agreed-upon notional amount. The fair value of the swap associated with this fair value hedge was $722,423 on December 31, 2004 and matured in October 2005.

As market interest rates continued to decline to historic lows in the second half of 2002, the value of our long-term tax-exempt bank-qualified municipal bond portfolio increased. In order to protect this gain should rates rise, we entered into a $25.0 million swap agreement whereby we sold the 10-year swap and bought three-month LIBOR to act as an economic hedge to a portion of our long municipal bonds. At December 31, 2005 the market value of the interest rate swap associated with this economic hedge was a liability of $203,596. As the result of market value changes on this swap throughout 2004, $870,000 of expense was recorded as compared to $404,000 of income in 2005. One of two interest rate swaps we have entered into is designated as a fair value hedge of a fixed rate $20.0 million brokered deposit. We have agreed to receive a 4.6% fixed rate in exchange for payment of three month LIBOR minus 12.5 basis points on an agreed upon notional amount of $20.0 million. The fair value of the interest rate swap was $3,050 at December 31, 2005. The purpose of the hedge is to expand the Company’s floating rate funding exposure in response to our net interest income models. In addition, while repositioning the FHLB (Chicago) advances in the fourth quarter 2005, we repaid a floating rate $25.0 million advance costing three month LIBOR plus 12.5 basis points. The hedged transaction replaces most of this funding at a savings of 25 basis points.

During 2005 and 2004, we continued to actively manage our interest rate exposure in our balance sheet. During 2005, unrealized gains increased by $378,000 on an after-tax basis, compared to a decrease of $2.8 million in 2004. Changes in market rates gave us the opportunity to make changes to our investment security portfolio as part of the implementation of our asset liability management strategies. Throughout 2005 and 2004, we continued to replace specific investment securities with alternative investment securities with greater risk/reward parameters on a selective basis. Our net interest margin declined to 3.57% as compared to 3.67% in 2004 as a result of the flattening yield curve. During 2005 our costs on wholesale funds, short-term borrowings and deposits outpaced the increase in earning asset yields due to increases in the prime rate of interest. Approximately 70% of the loan portfolio is indexed to the prime rate of interest or otherwise adjusts with other short-term interest rates. Our net interest margin of 3.63% for 2004 was stable as compared to 3.62% for 2003. The positive impact of rising interest rates and growth in non-interest bearing account balances offset the increases in cost of funds.

We have not changed our interest rate risk management strategy from the prior year and do not foresee or expect any significant changes in our exposure to interest rate fluctuations, but we will continue to consider the use of interest rate swaps on our debt obligations in the future depending on changes in market rates of interest.

Capital Resources

Stockholders’ equity rose to $235.5 million at December 31, 2005, an increase of $41.4 million from the 2004 year-end level of $194.1 million, due primarily to net income generated during 2005. Common stock increased by $12.8 million due to the private placement of $7.6 million in June 2005 and approximately $5.2 million in stock options granted during the period.

During 2005, the Company granted 150,300 restricted shares to certain officers of the Company. These shares vest after five years. Restricted share grants are recorded as a contra equity account in stockholder’s equity.

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

The following table sets forth our consolidated regulatory capital amounts and ratios as of December 31, 2005 and 2004:

	December 31,
	2005			2004
	Capital	“Well- capitalized” Standard	Excess Capital	Capital	“Well- capitalized” Standard	Excess Capital
Dollar basis (in thousands):
Leverage capital	$235,454	$165,958	$69,496	$184,184	$119,439	$64,745
Tier 1 risk-based capital	235,454	166,183	69,271	184,184	107,941	76,243
Total risk-based capital	291,796	276,971	14,825	203,170	179,902	23,269
Percentage basis:
Leverage ratio	7.09%	5.00%		7.71%	5.00%
Tier 1 risk-based capital ratio	8.50	6.00		10.24	6.00
Total risk-based capital ratio	10.54	10.00		11.29	10.00
Total equity to total assets	6.74	—		7.65	—

As of December 31, 2005, $76.0 million of the Company’s $98.0 million of trust preferred securities are included in Tier 1 capital. The Tier 1 qualifying amount is limited to 25% of Tier 1 capital under Federal Reserve regulations.

As of December 31, 2005 the Company owned 100% of the common securities of three trusts, PrivateBancorp Statutory Trust II, Bloomfield Hills Statutory Trust I and PrivateBancorp Statutory Trust III. PrivateBancorp Statutory Trust II and PrivateBancorp Statutory Trust III were established as wholly-owned subsidiaries of the Company in June 2005 and December 2005, respectively. Bloomfield Hills Statutory Trust I was acquired as part of the acquisition of BHB on June 20, 2005. The Trusts were formed for purposes of issuing trust preferred securities to third-party investors and investing the proceeds from the issuance of the trust preferred securities and common securities solely in junior subordinated debentures (“Debentures”) issued by the Company or BHB, as the case may be, with the same maturities and interest rates as the trust preferred securities. The Debentures are the sole assets of the Trusts.

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

On December 5, 2005, the Company issued $40.0 million of trust preferred securities and related junior subordinated debentures. These securities mature in December 2035 but are redeemable at par at our option after five years. The trust preferred securities pay quarterly distributions at a rate of 6.10% for five years and thereafter at a rate equal to the three-month LIBOR rate plus 1.50%. A portion of the proceeds was used to fund the redemption, on December 31, 2005 of $20.0 million of previously outstanding 9.50% trust preferred securities that were originally issued in 2001. As a result of this redemption, the Company incurred a one-time, pre-tax charge of approximately $980,000. By refunding this $20.0 million of trust preferred securities at a rate of 6.1% from 9.5%, we will reduce our annual carrying cost by $700,000.

To be considered “well capitalized,” an entity must maintain a leverage ratio of at least 5.0%, a Tier 1 risk-based capital ratio of at least 6.0%, and a total risk-based capital ratio of at least 10.0%. To be “adequately capitalized,” an entity must maintain a leverage ratio of at least 4.0%, a Tier 1 risk-based capital ratio of at least 4.0%, and a total risk-based capital ratio of at least 8.0%. At December 31, 2005, the Company, The PrivateBank – Chicago, The PrivateBank – St. Louis and The PrivateBank – Michigan exceeded the minimum levels of all regulatory capital requirements, and were considered “well capitalized” under regulatory standards. At December 31, 2005, our total risk-based capital ratio was 10.54% compared to 11.29% at December 31, 2004.

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

Our core deposits, the most stable source of liquidity due to the nature of long-term relationships generally established with our clients, are available to provide long-term liquidity. At December 31, 2005, 59% of our total assets were funded by core deposits, compared to 54% at December 31, 2004. Core deposits for purposes of this ratio are defined as to include all deposits including time deposits but excluding brokered deposits and public funds. Time deposits are included as core deposits since these deposits have historically not been volatile deposits for us.

Over the past several years, our clients have chosen to keep the maturities of their time deposits short. In the event that certain of these certificates of deposit are not renewed and the funds are withdrawn from the bank, unless those deposits are replaced with other core deposits, brokered deposits, borrowed money or capital, we will liquidate assets to reduce our funding needs.

We have continued to use FHLB advances and brokered deposits as alternative methods of funding growth. During 1999, we first utilized brokered deposits as a funding tool to enhance liquidity in anticipation of increasing loan demand. During 2005 and 2004 we maintained our brokered deposits program in order to fund liquidity of The PrivateBank – Chicago and The PrivateBank – St. Louis. In 2006, we expect to continue to rely on brokered deposits as an alternative method of funding growth. Our asset/liability management policy currently limits our use of brokered deposits to levels no more than 40% of total deposits. We do not expect our 40% threshold limitation to limit our ability to implement our growth plan. We will first look toward internally generated deposits as funding sources, but plan to supplement our funding needs with wholesale funding sources as needed. Consistent with this policy, brokered deposits to total deposits were 21% of total deposits at December 31, 2005, compared to 22% of total deposits at December 31, 2004.

Liquid assets refer to money market assets such as federal funds sold, as well as available-for-sale securities. Net liquid assets represent the sum of the liquid asset categories less the amount of assets pledged to secure public funds and certain deposits that require collateral. At December 31, 2005, net liquid assets at The PrivateBank – Chicago were $282.7 million as compared to $272.6 million at December 31, 2004. At December 31, 2005, net liquid assets at The PrivateBank – St. Louis were $38.4 million as compared to $38.7 million at December 31, 2004. At December 31, 2005, net liquid assets at The PrivateBank – Michigan were $10.5 million.

Net cash inflows provided by operations were $38.0 million for the year ended December 31, 2005 compared to a net inflow of $34.9 million a year earlier. Net cash outflows from investing activities were $620.4 million for the year ended December 31, 2005, compared to net cash outflows of $552.6 million a year earlier. Cash inflows from financing activities for the year ended December 31, 2005 were $593.6 million compared to a net inflow of $518.2 million in 2004.

In the event of short-term liquidity needs, each of the banks may purchase federal funds from correspondent banks. On December 31, 2005, our total availability of overnight fed funds borrowings was $363.0 million, of which we had $30.0 million outstanding. Our total availability of overnight fed funds borrowings is not a committed line of credit, and is dependent upon lender availability. In addition, we currently have available borrowing capacity of $51.75 million under the $65.0 million credit facility with LaSalle Bank. We utilize this credit facility from time to time for general business purposes. At December 31, 2005, we had $13.25 in borrowings outstanding under the revolving line.

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

We have structured our assets and liabilities to mitigate the risk of either a rising or falling interest rate environment. We manage our gap position at the one-year horizon. Depending upon our assessment of economic factors such as the magnitude and direction of projected interest rates over the short- and long-term, we generally operate within guidelines set by our asset/liability management policy and attempt to maximize our returns within an acceptable degree of risk. Our policy states that we shall maintain a rate sensitive assets to rate sensitive liabilities position at the one-year horizon between 85% and 115%. Our position at December 31, 2005 was 96.0% and was within the guidelines of our policy. We have continued to maintain our gap position set by our policy guidelines and expect to continue to operate in this manner as long as the general rate structure of the economy and our business opportunities remain consistent. A flattening yield curve has compressed net interest margin, however over the long term, we expect our net interest margin to benefit during a rising rate environment and alternatively, if market rates decrease, we expect our net interest margin to decrease.

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

The following tables illustrate the estimated interest rate sensitivity and periodic and cumulative gap positions calculated as of December 31, 2005 and 2004.

	December 31, 2005 Time to Maturity or Repricing
	0-90 days	91-365 days	1-5 years	Over 5 years	Total
	(dollars in thousands)
Interest-Earning Assets
Net loans	$1,718,484	$205,543	$625,756	$34,165	$2,583,948
Investments	74,004	40,212	222,383	252,764	589,363
FHLB stock	142,396	—	—	—	142,396
Fed funds sold	12,770	—	—	—	12,770

Total interest-earning assets	$1,947,654	$245,755	$848,139	$286,929	$3,328,477

Interest-Bearing Liabilities
Interest-bearing demand deposits	$—	$—	$—	$132,787	$132,787
Savings deposits	14,596	—	—	—	14,596
Money market deposits	1,257,757	—	—	—	1,257,757
Time deposits	261,445	252,319	64,922	326	579,012
Brokered deposits	67,763	255,771	167,782	108,833	600,149
Funds borrowed	109,301	65,634	117,045	103,000	394,980

Total interest-bearing liabilities	$1,710,862	$573,724	$349,749	$344,946	$2,979,281

Cumulative
Rate sensitive assets (RSA)	$1,947,654	$2,193,409	$3,041,548	$3,328,477
Rate sensitive liabilities (RSL)	1,710,862	2,284,586	2,634,335	2,979,281
GAP (GAP=RSA-RSL)	236,792	(91,177)	407,213	349,196
RSA/RSL	113.84%	96.01%	115.46%	111.72%
RSA/Total assets	55.74%	62.77%	87.05%	95.26%
RSL/Total assets	48.96%	65.38%	75.39%	85.26%
GAP/Total assets	6.78%	-2.61%	11.65%	9.99%
GAP/Total RSA	7.11%	-2.74%	12.23%	10.49%

	December 31, 2004 Time to Maturity or Repricing
	0-90 days	91-365 days	1-5 years	Over 5 years	Total
	(dollars in thousands)
Interest-Earning Assets
Net loans	$1,153,297	$131,784	$334,648	$21,849	$1,641,578
Investments	41,421	51,244	251,006	235,826	579,497
FHLB stock	208,096	—	—	—	208,096
Fed funds sold	47	—	—	—	47

Total interest-earning assets	$1,402,861	$183,028	$585,654	$257,675	$2,429,218

Interest-Bearing Liabilities
Interest-bearing demand deposits	$—	$—	$—	$106,846	$106,846
Savings deposits	17,067	—	—	—	17,067
Money market deposits	837,096	—	—	—	837,096
Time deposits	118,313	149,987	54,606	405	323,311
Brokered deposits	130,749	113,931	120,466	58,001	423,147
Funds borrowed	234,723	103,366	96,430	—	434,519

Total interest-bearing liabilities	$1,337,948	$367,284	$271,502	$165,252	$2,141,986

Cumulative
Rate sensitive assets (RSA)	$1,402,861	$1,585,889	$2,171,543	$2,429,218
Rate sensitive liabilities (RSL)	1,337,948	1,705,232	1,976,734	2,141,986
GAP (GAP=RSA-RSL)	64,913	(119,343)	194,809	287,232
RSA/RSL	104.85%	93.00%	109.86%	113.41%
RSA/Total assets	55.41%	62.64%	85.78%	95.95%
RSL/Total assets	52.85%	67.36%	78.08%	84.61%
GAP/Total assets	2.56%	-4.71%	7.69%	11.35%
GAP/Total RSA	2.67%	-4.91%	8.02%	11.82%

The following table shows the impact of immediate 200 and 100 basis point changes in interest rates as of December 31, 2005 and December 31, 2004. The effects are determined through the use of a simulation model based on our earning asset and interest-bearing liability portfolios, assuming the size of these portfolios remains constant throughout the measurement period. The simulation assumes that assets and liabilities accrue interest on their current pricing basis. Assets and liabilities then reprice based on their terms and remain at that interest rate through the end of the measurement period. The model attempts to illustrate the potential change in net interest income if the foregoing occurred.

	December 31, 2005				December 31, 2004
	-200 Basis Points	-100 Basis Points	+100 Basis Points	+200 Basis Points	-200 Basis Points	-100 Basis Points	+100 Basis Points	+200 Basis Points
Percentage change in net interest income due to an immediate 100 and 200 basis point change in interest rates over a one-year time horizon	-13.9%	-6.4%	3.9%	7.2%	-3.7%	-1.0%	1.3%	3.4%

This table shows that if there had been an instantaneous parallel shift in the yield curve of +100 basis points on December 31, 2005, net interest income would increase by 3.9% over a one-year period, as compared to a net interest income increase of 1.3% if there had been an instantaneous parallel shift of +100 basis points at December 31, 2004. Due to current market interest rates, a +100 basis point shift is presented for December 31, 2005 as a more reasonable illustration of possible rate changes. The measurement of a +200 basis point instantaneous parallel shift in the yield curve at December 31, 2005 would result in an increase in net interest income of 7.2% over a one-year period as compared to 3.4% measured on the basis of the December 31, 2004 portfolio. At December 31, 2005, if there had been an instantaneous parallel shift in the yield curve of –100, we would have suffered a decline in net interest income of 6.4%, as compared to 1.0% decline measured on the basis of the December 31, 2004 portfolio. At December 31, 2005, if there had been an instantaneous parallel shift in the yield curve of –200, we would have suffered a decline in net interest income of 13.9%, as compared to a 3.7% decline measured on the basis of the December 31, 2004.

Changes in the effect on net interest income from a 100 and 200 basis point movement at December 31, 2005, compared to December 31, 2004 are due to the timing and nature of the repricing of rate sensitive assets to rate sensitive liabilities within the one year time frame.

The table presented above reflects that the Company is more interest rate sensitive at December 31, 2005 as compared to December 31, 2004. There are several factors contributing to the Company becoming more asset sensitive in, 2005, including the impact of the acquisition of The PrivateBank – Michigan, and the growth of floating rate loans, which represent a larger percentage of the Company’s balance sheet at December 31, 2005 versus December 31, 2004. Additionally, the Company’s borrowed funds have a longer duration when comparing December 31, 2005 to December 31, 2004, further contributing to asset sensitivity. The lengthening of borrowed funds duration resulted from the partial conversion of federal funds purchased at December 31, 2004 to longer term funding at December 31, 2005, the renewal of maturity funding, and the addition of $50.0 million of fixed rate trust preferred securities issued in June 2005 in connection with the acquisition of The PrivateBank – Michigan.

In December 2005, we called $20.0 million of 9.50% trust preferred securities and replaced them with $40.0 million of trust-preferred securities. These securities, which mature in December 2035, but are redeemable at par at the Company’s option after five years, were issued initially at a rate of 6.10% until December 2010 and thereafter at a rate equal to the three-month LIBOR rate plus 1.50%.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2005 that have materially affected or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

Report on Management’s Assessment of Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2005 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS

Information regarding the Company’s directors is included in the Company’s Proxy Statement for its 2006 Annual Meeting of Stockholders (the “Proxy Statement”) under the heading “Election of Directors” and the information included therein is incorporated herein by reference. Information regarding the executive officers of the Company is included in “Part I., Item 1. Business.”

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

Equity Plan Compensation Information

The following table sets forth information as of December 31, 2005 regarding shares of the Company’s common stock to be issued upon exercise and the weighted-average exercise price of all outstanding options, warrants and rights granted under the Company’s equity compensation plans as well as the number of shares available for issuance under such plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options warrants and rights (b)	Number of securities remaining for future issuance under equity compensation plans (excluding securities reflected in column (a))(c)
Equity compensation plans approved by security holders	1,540,350	$17.65	601,380
Equity compensation plans not approved by security holders	—	—	—

Total	1,540,350	$17.65	601,380

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions is included in the Company’s Proxy Statement under the heading “Transactions with Related Persons” and the information included therein is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding the fees the Company paid to its independent accountants, Ernst & Young LLP, during 2005 is included in the Company’s Proxy Statement under the heading “Principal Accounting Firm Fees” and the information included therein is incorporated herein by reference.

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

(a) (3) Exhibits

EXHIBIT NO.	DESCRIPTION OF EXHIBITS

2.1	Agreement and Plan of Merger by and among PrivateBancorp, Inc., BHB Acquisition Corp., and Bloomfield Hills Bancorp. Inc., dated as of April 14, 2005 (filed as an exhibit to the Company’s Form 8-K filed on April 15, 2005 (File No. 000-75887) and incorporated herein by reference).

3.1	Certificate of amendment of the Amended and Restated Certificate of Incorporation of PrivateBancorp, Inc., as amended (filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2004 (File No. 000-75887) and incorporated herein by reference).

3.2	Amended and Restated Certificate of Incorporation of PrivateBancorp, Inc., as amended (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003 (File No. 000-75887) and incorporated herein by reference).

3.3	Amended and Restated By-laws of PrivateBancorp, Inc. (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003 (File No. 000-75887) and incorporated herein by reference).

4.1	Certain instruments defining the rights of the holders of long-term debt of the Company and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis, have not been filed as exhibits. The Company hereby agrees to furnish a copy of any of these agreements to the SEC upon request.

10.1	Lease Agreement for banking facility located at Ten North Dearborn, Chicago, Illinois dated January 1, 1992, as amended, by and between General American Life Insurance Company as successor-in-interest to LaSalle National Trust, N.A., as successor trustee to LaSalle National Bank, not personally but as Trustee under Trust Agreement dated November 6, 1985 and known as Trust No. 110519 and The PrivateBank and Trust Company (filed as an exhibit to the Company’s Form S-1 Registration Statement (File No. 333-77147) and incorporated herein by reference).

10.2	Lease Agreement for banking facility located at 1603 West Sixteenth Street, Oak Brook, Illinois dated October 1996 by and between Columbia Lisle Limited Partnership and The PrivateBank and Trust Company (filed as an exhibit to the Company’s Form S-1 Registration Statement (File No. 333-77147) and incorporated herein by reference).

10.3	First Amendment to Lease dated May 31, 2001 by and between Columbia Lisle Limited Partnership and The PrivateBank and Trust Company (filed as an exhibit to the Company’s Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference).

10.4	Lease Agreement for banking facility located at 517 Green Bay Road, Wilmette, Illinois dated as of May 2, 1994 by and between Gunnar H. Hedlund, Doris S. Hedlund, Robert P. Hedlund and Gerald A. Hedlund, LaSalle National Trust, N.A., as successor trustee to LaSalle National Bank, not personally but solely as Trustee under Trust Agreement dated December 28, 1972 and known as Trust No. 45197 and The PrivateBank and Trust Company (filed as an exhibit to the Company’s Form S-1 Registration Statement (File No. 333-77147) and incorporated herein by reference).

10.5	First Amendment to lease dated January 1, 2002 by and between Towne Square Realty, L.L.C. and The PrivateBank and Trust Company (filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002
(File No. 000-75887) and incorporated herein by reference).

10.6	Sublease Agreement for banking facility located at 1401 South Brentwood Blvd., St. Louis, Missouri, dated as of December 13, 1999, by and between Union Planters Bank, National Association, St. Louis Brentwood Associates, L.P. and PrivateBancorp, Inc. (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 000-75887) and incorporated herein by reference).

10.7	Lease Agreement for banking facility located at 312 Crescent Place, Geneva, Illinois by and between Shodeen Management Company as agent for the beneficiaries of a land trust with Harris Bank St. Charles, pursuant to Trust Agreement dated March 4, 1994, and known as Trust No. 2321, and The PrivateBank and Trust Company dated January 9, 2001, (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 000-75887) and incorporated herein by reference).

10.8	Lease Agreement dated August 31, 1995 between 208 South LaSalle Associates, L.P. and Lodestar Financial Services, Inc. (filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 000-75887) and incorporated herein by reference).

10.9	First Amendment to lease dated February 15, 2000 between LaSalle-Adams, L.L.C. and Lodestar Financial Services, Inc. (filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 000-75887) and incorporated herein by reference).

10.10	Second Amendment to lease dated August 12, 2002 between LaSalle-Adams, L.L.C. and Lodestar Investment Counsel, Inc. (filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 000-75887) and incorporated herein by reference).

10.11	Lease agreement for banking facility located at 919 North Michigan Ave., Chicago, Illinois dated July 22, 2004, by and between Palmolive Building Retail LLC and The PrivateBank and Trust Company (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q on the quarter ended September 30, 2004 (File No. 000-75887) and incorporated herein by reference).

10.12	PrivateBancorp, Inc. Amended and Restated Stock Incentive Plan (filed as Appendix A to the Company’s Proxy Statement for its 2000 Annual Meeting of Stockholders
(File No. 000-75887) and incorporated herein by reference).*

10.13	PrivateBancorp, Inc. Incentive Compensation Plan (filed as Appendix A to the Company’s Proxy Statement for its 2003 Annual Meeting of Stockholders (File No. 000-75887) and incorporated herein by reference).*

10.14	PrivateBancorp, Inc. Deferred Compensation Plan (filed as an exhibit to the Company’s Form S-8 Registration Statement (File No. 333-104807) and incorporated herein by reference).*

10.15	Employment Agreement by and between Ralph B. Mandell and PrivateBancorp, Inc. dated July 1, 2001 (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 000-75887) and incorporated herein by reference).*

10.16	Outsourcing Agreement by and between The PrivateBank and Trust Company and Marshall & Ilsley Corporation, acting through its division M&I Data Services, dated as of April 9, 1999 (filed as an exhibit to the Company’s Form S-1 Registration Statement (File No. 333-77147) and incorporated herein by reference).

10.17	Employment Agreement by and between Richard C. Jensen, PrivateBancorp, Inc. and The PrivateBank – St. Louis dated as of October 1, 2003 (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003
(File No. 000-75887) and incorporated herein by reference).*

10.18	Form of Indemnification Agreement by and between PrivateBancorp, Inc. and its directors and executive officers (filed as an exhibit to the Company’s Form S-1 Registration Statement (File No. 333-77147) and incorporated herein by reference).*

10.19	Loan Agreement dated as of February 11, 2000, between PrivateBancorp, Inc. and LaSalle Bank National Association (filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 000-75887) and incorporated herein by reference).

10.20	Amendment No. 1 to Loan Agreement dated as of February 11, 2002 between PrivateBancorp, Inc. and LaSalle Bank National Association (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 000-75887) and incorporated herein by reference).

10.21	Amendment No. 2 to Loan Agreement dated as of April 11, 2002 between PrivateBancorp, Inc. and LaSalle Bank National Association (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 000-75887) and incorporated herein by reference).

10.22	Amendment No. 3 to Loan Agreement dated as of December 24, 2002 between PrivateBancorp, Inc. and LaSalle Bank National Association (filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 000-75887) and incorporated herein by reference).

10.23	Amendment No. 4 to Loan Agreement dated as of December 1, 2003 between PrivateBancorp, Inc. and LaSalle Bank National Association (filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-75887) and incorporated herein by reference).

10.24	Amendment No. 5 to Loan Agreement dated as of December 1, 2004, between PrivateBancorp, Inc. and LaSalle Bank National Association. (filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 000-75887) and incorporated herein by reference).

10.25	Amended and Restated Loan and Subordinated Debenture Purchase Agreement dated as of September 29, 2005 by and between PrivateBancorp, Inc. and LaSalle Bank National Association (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (File No. 000-75887) and incorporated herein by reference).

10.26	Employment Agreement by and among William Goldstein and Lodestar Investment Counsel LLC, dated as of December 30, 2002 (filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 000-75887) and incorporated herein by reference).*

10.27	Employment Agreement by and among Dennis Klaeser and PrivateBancorp, Inc. dated October 1, 2003 (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 000-75887) and incorporated herein by reference).*

10.28	Employment Agreement by and among Hugh H. McLean, PrivateBancorp, Inc. and The PrivateBank and Trust Company dated October 1, 2003 (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 000-75887) and incorporated herein by reference).*

10.29	Employment Agreement by and among Gary S. Collins, PrivateBancorp, Inc. and The PrivateBank and Trust Company dated as of October 1, 2003 (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 000-75887) and incorporated herein by reference).*

10.30	Form of Incentive Stock Option Agreement pursuant to the PrivateBancorp, Inc. Incentive Compensation Plan (filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 000-75887) and incorporated herein by reference).

10.31	Form of Director Stock Option Agreement pursuant to the PrivateBancorp, Inc. Incentive Compensation Plan. (filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 000-75887) and incorporated herein by reference).

10.32	Form of Restricted Stock Award Agreement pursuant to the PrivateBancorp, Inc. Incentive Compensation Plan. (filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 000-75887) and incorporated herein by reference).

10.33	Employment Agreement by and among Wallace L. Head and PrivateBancorp, Inc. dated as of April 6, 2005.(1)*

10.34	Employment Agreement by and among James A. Ruckstaetter, PrivateBancorp, Inc. and The PrivateBank and Trust Company dated as of April 6, 2005.(1)*

10.35	Employment Agreement by and among Jay B. Williams and PrivateBancorp, Inc. dated as of April 6, 2005. (1)*

10.36	Employment Agreement by and among David Provost and PrivateBancorp, Inc. dated as of June 20, 2005 (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 000-75887) and incorporated herein by reference).*

12.1	Calculation of Ratio of Earnings to Fixed Charges.(1)

21.1	Subsidiaries of the Registrant.(1)

23.1	Consent of Ernst & Young LLP.(1)

24.1	Powers of Attorney (set forth on signature page).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)

(1)	Filed herewith.
*	Indicates management contracts or compensatory plans or arrangements required to be filed as an exhibit.

INDEX TO CONSOLIDATED FINANCIAL STATEMENT S

PRIVATEBANCORP, INC.

Report of Independent Registered Public Accounting Firm

PrivateBancorp, Inc. Stockholders and Board of Directors

We have audited management’s assessment, included in the accompanying Report on Management’s Assessment of Internal Control Over Financial Reporting, that PrivateBancorp, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). PrivateBancorp Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that PrivateBancorp, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, PrivateBancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of PrivateBancorp, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 of PrivateBancorp, Inc. and our report dated March 2, 2006 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Chicago, Illinois

March 2, 2006

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

PrivateBancorp, Inc.

We have audited the accompanying consolidated balance sheets of PrivateBancorp, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PrivateBancorp, Inc. and subsidiaries as of December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with the U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Oversight Board (United States), the effectiveness of PrivateBancorp, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2006 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Chicago, Illinois

March 2, 2006

PRIVATEBANCORP, INC.

CONSOLIDATED BALANCE SHEETS

As of December 31, 2005 and 2004

(In thousands, except per share data)

	December 31,
	2005	2004
Assets
Cash and due from banks	$47,736	$49,534
Fed funds sold and other short-term investments	14,133	1,120

Total cash and cash equivalents	61,869	50,654

Loans held for sale	5,269	7,200
Available-for-sale securities, at fair value	695,151	763,985
Loans net of unearned discount	2,608,067	1,653,363
Allowance for loan losses	(29,388)	(18,986)

Net loans	2,578,679	1,634,377

Goodwill	63,176	20,547
Premises and equipment, net	11,754	6,486
Accrued interest receivable	16,642	10,549
Other assets	61,670	42,019

Total assets	$3,494,210	$2,535,817

Liabilities and Stockholders’ Equity
Demand deposits:
Non-interest-bearing	$252,625	$165,170
Interest-bearing	132,787	106,846
Savings and money market deposit accounts	1,272,353	854,163
Brokered deposits	586,605	423,147
Other time deposits	579,012	323,309

Total deposits	2,823,382	1,872,635

Funds borrowed	296,980	414,519
Long-term debt—trust preferred securities	98,000	20,000
Accrued interest payable	8,767	3,949
Other liabilities	31,551	30,641

Total liabilities	$3,258,680	$2,341,744

Stockholders’ Equity
Preferred stock, 1,000,000 shares authorized	—	—
Common stock, without par value, $1 stated value; 39,000,000 shares authorized; 20,983,934 and 20,400,103 shares issued and outstanding as of December 31, 2005 and December 31, 2004, respectively	20,984	20,400
Treasury stock, 64,229 shares repurchased as of December 31, 2005	(2,728)	(2,207)
Additional paid-in-capital	113,029	100,091
Retained earnings	104,710	73,789
Accumulated other comprehensive income	7,434	7,056
Deferred compensation	(7,899)	(5,056)

Total stockholders’ equity	235,530	194,073

Total liabilities and stockholders’ equity	$3,494,210	$2,535,817

Note: All previously reported share and per share data has been restated to reflect the 2-for-1 stock split which occurred on May 31, 2004.

The accompanying notes to consolidated financial statements are an integral part of these statements.

PRIVATEBANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2005, 2004 and 2003

(In thousands, except per share data)

	Year Ended December 31,
	2005	2004	2003
Interest income
Loans, including fees	$139,613	$79,499	$62,793
Federal funds sold and interest bearing deposits	500	40	68
Securities:
Taxable	26,470	23,501	17,463
Exempt from Federal income taxes	9,849	10,070	7,170

Total interest income	176,432	113,110	87,494

Interest expense
Deposits:
Interest-bearing demand	864	548	553
Savings and money market deposit accounts	30,562	12,462	6,425
Brokered deposits and other time deposits	31,223	17,960	16,934
Funds borrowed	13,367	6,659	4,502
Long-term debt—trust preferred securities	4,016	1,939	1,940

Total interest expense	80,032	39,568	30,354

Net interest income	96,400	73,542	57,140
Provision for loan losses	6,538	4,399	4,373

Net interest income after provision for loan losses	89,862	69,143	52,767

Non-interest income
Wealth management income	9,945	8,316	6,630
Mortgage banking income	3,886	2,856	3,474
Other income	4,276	3,029	2,323
Securities gains, net	499	968	1,759
Gains (losses) on interest rate swap	404	(870)	(238)

Total non-interest income	19,010	14,299	13,948

Non-interest expense
Salaries and employee benefits	33,553	26,027	20,856
Occupancy expense, net	7,517	5,671	5,564
Professional fees	5,756	5,054	4,672
Marketing	3,549	2,521	2,527
Data processing	2,832	2,009	1,528
Insurance	1,095	919	700
Other non-interest expense	5,626	3,473	4,297

Total non-interest expense	59,928	45,674	40,144

Minority interest expense	307	270	193

Income before income taxes	48,637	37,498	26,378

Income tax provision	15,217	10,503	7,309

Net income	$33,420	$26,995	$19,069

Basic earnings per share	$1.65	$1.37	$1.12
Diluted earnings per share	$1.58	$1.30	$1.06

Note: All previously reported share and per share data has been restated to reflect the 2-for-1 stock split which occurred on May 31, 2004.

The accompanying notes to consolidated financial statements are an integral part of these statements.

PRIVATEBANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2003, 2004 and 2005

(In thousands, except per share data)

	Common Stock	Treasury Stock	Additional paid-in- capital	Retained Earnings	Accumulated Other Comprehensive Income	Deferred Compensation	Loans to Officers	Total Equity
Balance January 1, 2003	$15,408	—	$37,663	$27,784	$8,826	$(589)	$—	$89,092
Net income	—	—	—	19,069	—	—	—	19,069
Net increase in fair value of securities classified as available-for-sale, net of income taxes and reclassification adjustments	—	—	—	—	1,083	—	—	1,083

Total comprehensive income	—	—	—	19,069	1,083	—	—	20,152

Cash dividends declared ($0.08 per share)	—	—	—	(1,410)	—	—	—	(1,410)
Issuance of common stock	4,299	—	56,280	—	—	—	—	60,579
Awards granted, net of forfeitures	—	—	—	—	—	(2,582)	—	(2,582)
Amortization of deferred compensation	—	—	—	750	—	375	—	1,125

Balance December 31, 2003	$19,707	$—	$93,943	$46,193	$9,909	$(2,796)	$—	$166,956

Balance January 1, 2004	$19,707	—	$93,943	$46,193	$9,909	$(2,796)	$—	$166,956
Net income	—	—	—	26,995	—	—	—	26,995
Net decrease in fair value of securities classified as available-for-sale, net of income taxes and reclassification adjustments	—	—	—	—	(2,853)	—	—	(2,853)

Total comprehensive income	—	—	—	26,995	(2,853)	—	—	24,142

Cash dividends declared ($0.12 per share)	—	—	—	(2,425)	—	—	—	(2,425)
Issuance of common stock	724		5,310	—	—	—	—	6,034
Acquisition of Treasury Stock	(31)	(2,207)	838	—	—	—	—	(1,400)
Awards granted, net of forfeitures	—	—	—	—	—	(3,335)	—	(3,335)
Amortization of deferred compensation	—	—	—	3,026	—	1,075	—	4,101

Balance December 31, 2004	$20,400	$(2,207)	$100,091	$73,789	$7,056	$(5,056)	$—	$194,073

Balance January 1, 2005	$20,400	(2,207)	$100,091	$73,789	$7,056	$(5,056)	$—	$194,073
Net income	—	—	—	33,420	—	—	—	33,420
Net decrease in fair value of securities classified as available-for-sale, net of income taxes and reclassification adjustments	—	—	—	—	378	—	—	378

Total comprehensive income	—	—	—	33,420	378	—	—	33,798

Cash dividends declared ($0.18 per share)	—	—	—	(3,726)	—	—	—	(3,726)
Issuance of common stock	536		12,755	—	—	—	—	13,291
Acquisition of Treasury Stock	48	(521)	183	—	—	—	—	(290)
Awards granted, net of forfeitures	—	—	—	—	—	(4,788)	—	(4,788)
Amortization of deferred compensation	—	—	—	1,227	—	1,945	—	3,172

Balance December 31, 2005	$20,984	$(2,728)	$113,029	$104,710	$7,434	$(7,899)	$—	$235,530

Note: All previously reported share and per share data has been restated to reflect the 2-for-1 stock split which occurred on May 31, 2004.

The accompanying notes to consolidated financial statements are an integral part of these statements.

PRIVATEBANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2005, 2004 and 2003

(In thousands)

	Year Ended December 31,
	2005	2004	2003
Cash flows from operating activities
Net income	$33,420	$26,995	$19,069
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,968	1,724	1,655
Amortization of deferred compensation, net of forfeitures	1,945	1,075	375
Provision for loan losses	6,538	4,399	4,373
Net gain on sale of securities	(499)	(968)	(1,759)
(Gains) losses on interest rate swap	(404)	870	238
Net (increase) decrease in loans held for sale	3,241	(2,780)	9,901
(Decrease) increase in deferred loan fees	(555)	266	303
(Increase) decrease in accrued interest receivable	(4,172)	(2,681)	1,559
(Decrease) increase in accrued interest payable	4,814	(1,104)	67
(Increase) in other assets	(10,455)	(2,008)	(823)
Increase in other liabilities	197	9,147	12,073

Total adjustments	4,618	7,940	27,962

Net cash provided by operating activities	38,038	34,935	47,031

Cash flows from investing activities
Proceeds from maturities, paydowns and sales of securities	142,248	276,734	107,360
Purchases of available-for-sale securities	(144,384)	(375,683)	(286,440)
Net loan principal advanced	(639,638)	(429,296)	(259,987)
Acquisition of Corley Financial	—	(475)	—
Acquisition of Michigan net of cash and cash equivalents acquired	(48,483)	—	—
Redemption of FHLB Chicago Stock	77,602	—	—
Investment in bank owned life insurance	—	(22,000)	—
Premises and equipment expenditures	(7,733)	(1,905)	(948)

Net cash used in investing activities	(620,388)	(552,625)	(440,015)

Cash flows from financing activities
Net increase in total deposits	676,850	325,287	342,100
Proceeds from exercise of stock options	1,169	2,633	799
Proceeds from common stock offering	—	—	57,199
Proceeds from Private Placement	7,565	—	—
Acquisition of treasury stock	(521)	(2,207)	—
Dividends paid	(3,727)	(2,424)	(1,410)
Issuance of debt related to Acquisition of The PrivateBank – Michigan	57,000	—	—
Issuance of debt	346,718	331,518	193,563
Repayment of debt	(491,489)	(136,563)	(183,954)

Net cash provided by financing activities	593,565	518,244	408,297

Net increase in cash and cash equivalents	11,215	554	15,313
Cash and cash equivalents at beginning of year	50,654	50,100	34,787

Cash and cash equivalents at end of year	$61,869	$50,654	$50,100

Cash paid during year for:
Interest	$75,214	$40,672	$30,287
Income taxes	21,333	3,800	1,920

The accompanying notes to consolidated financial statements are an integral part of these statements.

PRIVATEBANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BASIS OF PRESENTATION

a.	Nature of Operations

PrivateBancorp, Inc. (the “Company”) was incorporated under the laws of the State of Delaware on November 7, 1989. The Company is a bank holding company with three bank subsidiaries, The PrivateBank and Trust Company (The PrivateBank – Chicago), which was formed as a de novo bank, on February 6, 1991, The PrivateBank (The PrivateBank – St. Louis), which was formed as a de novo federal savings bank on June 26, 2000, The PrivateBank (The PrivateBank – Michigan) which was acquired on June 20, 2005, and a mortgage banking subsidiary, The PrivateBank Mortgage Company. On February 11, 2000, the Company completed its acquisition of Johnson Bank Illinois. At closing, Johnson Bank Illinois was merged into The PrivateBank – Chicago. The two acquired offices, located on Chicago’s North Shore in Lake Forest and Winnetka, became additional offices of The PrivateBank – Chicago. On December 30, 2002, The PrivateBank – Chicago acquired a controlling interest in Lodestar, a Chicago-based investment adviser with $689.2 million of assets under management at December 31, 2005. Lodestar manages equity, balanced and fixed income accounts primarily for high net-worth individuals, retirement plans and charitable organizations with investable assets in excess of $1.0 million, and shares a similar focus on highly personalized client service. On June 15, 2004, the Company established The PrivateBank Mortgage Company as a result of the acquisition of Corley Financial Services. On January 27, 2005, the Company opened a new Chicago banking office in Chicago’s Gold Coast neighborhood. In March of 2005, the Company opened a new banking office in a temporary space in downtown Milwaukee, Wisconsin. The PrivateBank – Wisconsin opened its permanent space at 743 N. Water Street in downtown Milwaukee in September 2005. On June 20, 2005, the Company completed its acquisition of Bloomfield Hills Bancorp, Inc., including its bank subsidiary, The Private Bank, now known as The PrivateBank – Michigan. The PrivateBank – Michigan has three banking offices located in the suburban Detroit communities of Bloomfield Hills, Grosse Pointe, and Rochester, and operates a trust and wealth management unit and a mortgage banking subsidiary. The PrivateBank – St. Louis will be opening an additional office in suburban Chesterfield, Missouri, scheduled for the first quarter 2006. Additionally, our Oak Brook, Illinois office will be relocating into an expanded facility during the second quarter 2006.

The Company provides private banking and wealth management services primarily to affluent individuals, professionals, entrepreneurs and their business interests. The banks focus on the personal financial services needs of their clients as well as the banking needs of their clients’ various business and investment interests.

b.	Consolidation

The consolidated financial statements of the Company and subsidiaries include the accounts of the Company and its wholly owned subsidiaries, The PrivateBank – Chicago, which includes Lodestar, The PrivateBank – St. Louis, which includes The PrivateBank – Wisconsin, The PrivateBank – Michigan and The PrivateBank Mortgage Company. Significant intercompany accounts and transactions have been eliminated in the preparation of these statements.

c.	Statement of Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold and other short-term investments. Generally, federal funds are sold for one-day periods, but not longer than 30 days. Short-term investments mature in less than 30 days.

PRIVATEBANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

d.	Securities

Available-for-sale securities are intended to be invested for an indefinite period but may be sold in response to events we expect to occur in the foreseeable future. Securities available-for-sale are reported at fair value, with unrealized gains and losses, net of taxes, reported as adjustments to other comprehensive income in a separate component of stockholders’ equity. Any decline in fair value of securities that is deemed other than temporary is charged against current period earnings. At December 31, 2005 and 2004, all securities were classified as available for sale.

Premium amortization and discount accretion on securities are included in interest income on securities using the effective interest rate method. Premium amortizations totaled $6.0 million, $8.0 million, and $9.2 million for the years ended December 31, 2005, 2004 and 2003, respectively. Discount accretion totaled $1.7 million, $1.7 million and $1.1 million at December 31, 2005, 2004 and 2003, respectively. The specific identification method is used to record gains and losses on security transactions.

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

PRIVATEBANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

charge to income. Fair value is determined based on quoted market rates or, in the case where a firm commitment has been made to sell the loan, the firm committed price. Gains and losses on the disposition of loans held for sale are determined on the specific identification method. Mortgage loans sold in the secondary market are sold without retaining servicing rights.

h.	Brokered Deposits

The Company utilizes brokered deposits as liquidity and asset-liability management tools in the normal course of business. Certain brokered deposits issued by the Company contain a purchased option, retained by the Company, to call (redeem) the brokered deposit prior to maturity at a specified date. Upon issuance of brokered deposits, the Company recognizes a liability that reflects the fees paid to brokers for raising the funds in the retail market. The deferred broker commissions are amortized to interest expense as an adjustment to the brokered deposit yield over the contractual maturity of the brokered deposit. In the event the Company notifies the certificate holders of its intent to exercise the call option on the callable brokered deposit, the remaining unamortized broker commissions are amortized to the call date.

i.	Derivative Financial Instruments

All derivative instruments are recognized as either assets or liabilities in the balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as a hedge and further, on the type of hedge. The Company is also required to recognize certain contracts and commitments, including certain commitments to fund mortgage loans held-for-sale, as derivatives when the characteristics of those contracts and commitments meet the definition of a derivative. These interest rate locks and forward commitments are valued at zero at date of inception and subsequently adjusted for changes in market value resulting from changes in market interest rates. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument based on the exposure being hedged as a fair value or cash flow hedge. Fair value hedges are accounted for by recording the fair value of the derivative instrument and the fair value related to the risk being hedged of the hedged asset or liability on the balance sheet with corresponding offsets recorded in the statement of income.

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

The Company entered into a $25.0 million swap during the third quarter of 2002, swapping the 10-year rate for three-month LIBOR to act as an economic hedge of a portion of the Company’s available-for-sale municipal securities portfolio. During 2005, the fair market value adjustment on this swap resulted in a gain of $404,000 with a corresponding derivative asset of the same amount. This swap does not qualify for hedge accounting treatment; therefore, the mark-to-market adjustment flows through earnings.

PRIVATEBANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

j.	Bank Premises and Equipment

Bank premises and equipment are stated at cost less accumulated depreciation and amortization. For financial reporting purposes, depreciation is computed using the straight-line method over the estimated useful lives of the assets. At December 31, 2005, the range of estimated useful lives of depreciable assets was between 3 and 39.5 years.

k.	Income Taxes

The Company and its subsidiaries file a consolidated Federal income tax return. The subsidiaries provide for income taxes on a separate return basis and remit to the Holding Company amounts determined to be currently payable.

Income tax expense is recorded based on the liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using currently enacted tax rates in effect for the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

l.	Earnings per Share

Basic earnings per common share are determined by dividing earnings by the weighted average number of common shares outstanding. Dilutive stock options are included as share equivalents using the treasury stock method in determining diluted earnings per share. All previously reported share and per share data in these financial statements has been restated to reflect the 2-for-1 stock split that occurred on May 31, 2004.

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

During 2001, The PrivateBank – Chicago recorded approximately $12.2 million in goodwill in connection with the Johnson Bank Illinois acquisition. During 2002, The PrivateBank – Chicago recorded $8.4 million of goodwill and $2.5 million in customer intangibles in connection with the Lodestar acquisition. The customer intangibles reflect the estimated fair value of the Lodestar client relationships over a 15-year time horizon. On June 15, 2004, The PrivateBank Mortgage Company

PRIVATEBANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recorded $1.3 million in goodwill in connection with the acquisition of Corley Financial Services. During the second quarter 2005, The PrivateBank – Michigan recorded $42.6 million in goodwill, $3.2 million of client deposit intangibles and $500,000 of wealth management intangibles in connection with the Company’s acquisition of The PrivateBank – Michigan. The amortization expense related to The PrivateBank – Michigan intangibles will be amortized over 10 years using an accelerated method of amortization. Effective January 1, 2002, the Company adopted FAS No. 142, which requires that goodwill and intangible assets that have indefinite lives no longer be amortized but be reviewed for impairment annually, or more frequently if certain indicators arise. Prior to the adoption of FAS No. 142, goodwill was being amortized using the straight-line method over a period of 15 years. There was no goodwill or intangible impairment at December 31, 2005. Total customer intangibles at December 31, 2005 were $5.6 million. Amortization expense related to the Lodestar customer intangible assets of $2.0 million is currently recognized at approximately $169,500 per year until 2017. The amortization expense related to The PrivateBank – Michigan intangibles of $3.5 million for the years 2005 through 2010 will be approximately $241,000, $441,000, $423,000, $406,000 and $389,000, respectively.

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

	2005	2004	2003
	(dollars in thousands)
Net income—
As reported	$33,420	$26,995	$19,069
Pro forma	30,914	25,333	17,747
Basic earnings per share—
As reported	$1.65	$1.37	$1.12
Pro forma	1.53	1.29	1.05
Diluted earnings per share—
As reported	$1.58	$1.30	$1.06
Pro forma	1.46	1.22	0.99

During the second quarter of 2004, the Company adopted the binomial method of valuing options for options granted in the second quarter and going forward. Previously the Black-Scholes method was used. The binomial method takes into account more assumptions about a grant’s features and better estimates employees’ likely behavior regarding investments.

PRIVATEBANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In determining the fair value of each option grant for purposes of the above pro forma disclosures, the Company used an option pricing model with the following assumptions for grants in 2005, 2004 and 2003, respectively: dividend yield of 0.57%, 0.37%, and 0.40% for 2005, 2004 and 2003, respectively; risk-free interest rate of 3.81% to 4.10% for 2005, 3.74% to 4.27% for 2004, and 4.55% for 2003; and expected lives of 7 years for options granted in 2005 and 2004 and 10 years for 2003. The valuation utilizes an expected volatility of approximately 30%, 30%, and 46% for 2005, 2004 and 2003, respectively. The expected volatility of 30% for 2005 and 2004 is developed from a computation of strategic peer, or guideline companies, composite volatility over a five year basis.

During 2005, the Company granted 336,700 stock options at a weighted average strike price of $32.03 compared to 307,650 stock options granted in 2004 with a strike price of $27.39. The pro forma effect on net income as presented in the table was larger in 2005 as compared to 2004 due to an increased number of shares granted, the timing of the grants and the full application of the principles of SFAS No. 123 (Revised), Share-Based Payment (SFAS No. 123(R)) in relation to this disclosure. The Company will adopt SFAS No. 123(R) on January 1, 2006.

r.	Advertising Costs

All advertising costs incurred by the Company are expensed in the period in which they are incurred.

s.	New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R). This statement requires use of the fair value method of accounting for share-based payment transactions with employees. With the adoption of SFAS No. 123R, the Company will be required to account for stock options under the fair value method of accounting and to estimate expected forfeitures of stock grants instead of its current practice of accounting for forfeitures as they occur. In addition, the Company will begin to classify the excess tax benefits, if any, related to employee option exercises as financing activities rather than operating activities in its consolidated statement of cash flows. The Company cannot estimate the impact this will have on the consolidated statement of cash flows because these amounts depend on the number of option exercises and the fair value of the Company’s stock at the time of exercise. These amounts can vary greatly period to period and are at the discretion of our option holders. The Company will adopt SFAS No. 123(R) on January 1, 2006. The Company anticipates the impact of the adoption will be an approximate expense in 2006 of $0.10 per share after-tax to its consolidated financial statements.

t.	Fair Value Accretion

The Johnson Bank Illinois acquisition in 2000 and the Bloomfield Hills Bancorp (“BHB”) acquisition on June 20, 2005 were accounted for as purchases. All assets and liabilities were adjusted to fair value as of the effective date of the merger creating goodwill, which was pushed-down to The PrivateBank – Chicago in the Johnson Bank acquisition and pushed down to The PrivateBank – Michigan in the BHB acquisition. In connection with both acquisitions, the Company recorded premiums and discounts to mark-to-market the fair value of loans, deposits and FHLB advances, as applicable. These premiums and discounts are being recognized in the statements of income as yield adjustments to interest income on loans, interest expense on deposits and interest expense on FHLB advances and will end in February of 2007 for Johnson Bank and in June of 2012 for BHB.

PRIVATEBANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

u.	Stock Repurchases

Acquisitions of the Company’s common stock are recorded using the cost method, which results in debiting the Treasury stock account for the reacquisition cost and in reporting this account as a deduction from the total paid-in-capital and retained earnings on the consolidated balance sheet.

NOTE 2—OPERATING SEGMENTS

For purposes of making operating decisions and assessing performance, management regards The PrivateBank – Chicago, The PrivateBank – St. Louis, The PrivateBank – Michigan, Wealth Management, and the Holding Company as five operating segments. The Company’s investment securities portfolio is comprised of the three banks’ portfolios and accordingly, each portfolio is included in total assets of each bank. Compensation expense related to the management of the investment portfolios is allocated solely to The PrivateBank – Chicago. Insurance expense for the Company is allocated to all segments. The results for each business segment are summarized in the paragraphs below and included in the following segment tables.

We apply the accrual basis of accounting for each reportable segment and for transactions between reportable segments. During 2005, there were no changes in the measurement methods used to determine reported segment profit or loss as compared to 2004 and 2003. There are no asymmetrical allocations to segments requiring disclosure.

The accounting policies of the segments are generally the same as those described in Note 1—Basis of Presentation to the consolidated financial statements.

The PrivateBank – Chicago

The PrivateBank – Chicago, through its main office located in downtown Chicago as well as eight full-service Chicago suburban locations, provides personal and commercial banking services primarily to affluent individuals, professionals, entrepreneurs and their business interests. The PrivateBank – Chicago’s commercial lending products include lines of credit for working capital, term loans for equipment and letters of credit to support the commitments made by its clients. Non-credit products include lock-box, cash concentration accounts, merchant credit card processing, electronic funds transfer, other cash management products and insurance. The PrivateBank – Chicago offers a full range of real estate lending products including fixed and floating rate permanent and mini-permanent mortgages, construction and commercial real estate loans. Personal loans include installment loans and lines of credit, home equity loans and a wide variety of home mortgage loans.

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

PRIVATEBANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The PrivateBank – Chicago’s balance sheet reflects goodwill of $19.2 million, which remained unchanged from December 31, 2004, and intangibles of $2.0 million at December 31, 2005, compared to $2.2 million at December 31, 2004.

	The PrivateBank – Chicago
	December 31,
	2005	2004	2003
	(in millions)
Total assets	$2,626.1	$2,267.2	$1,786.1
Total deposits	2,164.3	1,689.7	1,422.0
Total borrowings	209.5	372.9	189.6
Total gross loans	1,877.9	1,451.8	1,073.5
Total capital	220.4	173.3	146.0
Net interest income	79.4	63.2	49.1
Provision for loan losses	3.7	3.9	3.7
Non-interest income	7.8	6.3	7.9
Non-interest expense	32.4	28.5	25.0
Year-to-date net income	34.9	26.4	20.5

The PrivateBank – St. Louis and The PrivateBank – Wisconsin

The PrivateBank – St. Louis, a federal savings bank, was established as a new bank subsidiary of the Company on June 23, 2000, and is headquartered in St. Louis, Missouri. The PrivateBank – Wisconsin was established under the charter of The PrivateBank – St. Louis and is presently an office of The PrivateBank – St. Louis. This new office opened in permanent space in downtown Milwaukee, Wisconsin in the third quarter 2005. Both locations offer a full range of real estate lending products including fixed and floating rate permanent and mini-permanent mortgages and construction loans. Personal loans include installment loans and lines of credit, home equity loans and a wide variety of home mortgage loans. Commercial lending products provided by The PrivateBank – St. Louis and The PrivateBank – Wisconsin include lines of credit for working capital, term loans for equipment and letters of credit to support the commitments made by its clients. Non-credit products include lock-box, cash concentration accounts, merchant credit card processing, electronic funds transfer, and other cash management products. Individual banking services include interest-bearing checking, money market deposit accounts, certificates of deposit, ATM/debit cards and investment brokerage accounts. The PrivateBank – St. Louis and The PrivateBank – Wisconsin also offer domestic and international wire transfers and foreign currency exchange. Financial results of The PrivateBank – St. Louis include the results of The PrivateBank – Wisconsin.

	The PrivateBank – St. Louis and The PrivateBank – Wisconsin
	December 31,
	2005	2004	2003
	(in millions)
Total assets	$401.5	$268.2	$195.0
Total deposits	336.0	200.0	147.4
Total borrowings	27.2	45.9	30.0
Total gross loans	333.4	206.1	151.5
Total capital	35.7	20.3	15.9
Net interest income	11.4	7.7	5.4
Provision for loan losses	2.1	0.5	0.7
Non-interest income	2.2	2.4	3.5
Non-interest expense	8.2	5.6	5.5
Year-to-date net income	2.3	2.8	1.8

PRIVATEBANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The PrivateBank – Michigan

The PrivateBank – Michigan, through its main office located in Bloomfield Hills, and offices located in the cities of Grosse Pointe and Rochester, provides personal and commercial banking services primarily to affluent individuals, professionals, entrepreneurs and their business interests. The PrivateBank – Michigan’s commercial lending products include lines of credit for working capital, term loans for equipment and other asset acquisitions and letters of credit to support the commitments make by its clients. Non-credit products include merchant credit card processing and electronic funds transfer. The PrivateBank – Michigan offers a full range of real estate lending products including fixed and floating rate permanent and mini-permanent mortgages, construction and commercial real estate loans. Personal loans include installment loans and secured and unsecured lines of credit, home equity loans and a wide variety of home mortgage loans.

Individual banking services include interest-bearing checking, money market accounts, certificates of deposit, ATM/debit cards and investment brokerage accounts. Through The PrivateBank – Michigan’s affiliations with Linsco Private Ledger, clients have access to insurance products and securities brokerage services. The PrivateBank – Michigan also offers domestic and international wire transfers and foreign currency exchange. The PrivateBank – Michigan balance sheet reflects goodwill of $42.6 million and intangibles of $3.5 million at December 31, 2005, as a result of its acquisition by the Company on June 20, 2005.

The PrivateBank – Michigan
December 31, 2005
(in millions)
Total assets	$462.9
Total deposits	328.9
Total borrowings	51.0
Total gross loans	397.8
Total capital	81.4
Net interest income	8.2
Provision for loan losses	0.7
Non-interest income	0.7
Non-interest expense	4.6
Year-to-date net income	2.3

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

	Wealth Management
	December 31,
	2005	2004	2003
	(in millions)
Wealth Management assets under management	$2,436.8	$1,727.5	$1,494.9
Wealth Management fee revenue	10.0	8.3	6.6
Net interest income	0.7	1.6	1.2
Non-interest income	10.0	8.3	6.6
Non-interest expense	9.4	7.5	6.7
Year-to-date net income	1.0	1.4	0.6

Holding Company Activities

Holding Company Activities consist of parent company only matters. The Holding Company’s most significant assets are net investments in its three banking subsidiaries, The PrivateBank – Chicago, The PrivateBank – St. Louis, and The PrivateBank – Michigan. On June 15, 2004, the Company formed a mortgage company subsidiary, The PrivateBank Mortgage Company, as a result of its acquisition of Corley Financial Corporation. On June 20, 2005, the Company acquired The PrivateBank – Michigan as part of its acquisition of BHB. Prior to the close of the acquisition, the Company completed a private placement of $7.6 million of its common stock to investors in that bank’s market area, including certain members of the bank’s management team.

During the first quarter 2001, in connection with the issuance of $20.0 million of 9.50% trust preferred securities, the Holding Company issued $20.0 million of subordinated debentures which are accounted for as long-term debt and also qualify as Tier 1 and Tier 2 capital (see note 8). The Tier 1 qualifying amount is limited to 25% of Tier 1 capital under Federal Reserve regulations. The excess amount qualifies as Tier 2 capital. On December 31, 2005, the Company redeemed the $20.0 million 9.50% trust preferred securities and related junior subordinated debentures. As a result of this redemption, the Company incurred a pre-tax charge of approximately $980,000.

On June 20, 2005, the Company issued $50.0 million in fixed/floating rate trust preferred securities through PrivateBancorp Statutory Trust II, a newly created business trust subsidiary, and related junior subordinated debentures. The trust preferred securities will pay interest quarterly at a fixed rate of 6.00% until September 2010 and then subsequently pay interest quarterly at a floating rate equal to three-month LIBOR plus 1.71%. The trust preferred securities mature in September 2035 and are callable at par at the option of the Company in whole or in part after year five, on any interest payment date. In connection with the acquisition of The PrivateBank – Michigan, the Company acquired $8.0 million in floating rate trust preferred securities. The trust preferred securities and related junior

PRIVATEBANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

subordinated debentures pay interest quarterly at a rate of three-month LIBOR plus 2.65%. The trust preferred securities have a maturity date of June 17, 2034 and are callable beginning June 17, 2009.

On December 5, 2005, the Company issued $40.0 million of trust preferred securities and related junior subordinated debentures. These securities mature in December 2035 but are redeemable at par at our option after five years. The trust preferred pay quarterly distributions at a rate of 6.10% for five years and thereafter at a rate equal to the three-month LIBOR rate plus 1.50%. A portion of the proceeds was used to fund the redemption, on December 31, 2005 of $20.0 million of previously outstanding 9.50% trust preferred securities that were originally issued in 2001. By refunding this $20.0 million of trust preferred securities at a rate of 6.1% from 9.5%, we will reduce our annual carrying cost by $700,000.

On September 29, 2005, the Company entered into a $65.0 million credit facility with LaSalle Bank N.A. (“LaSalle”). The new credit facility replaces an existing $40.0 million revolving credit facility that was originally entered into in February 2000 with LaSalle.

The new $65.0 million credit facility is comprised of a $40.0 million senior debt facility and $25.0 million of subordinated debt. The senior debt facility is comprised of a $250,000 term loan with a maturity of December 31, 2016, and a revolving loan with a maturity of December 1, 2005 which was extended to December 31, 2006 during the fourth quarter 2005. The subordinated debt matures on December 31, 2016. The interest rate on the senior debt facility resets quarterly, and is based on, at the Company’s option, either the lender’s prime rate or three-month LIBOR plus 120 basis points, with a floor of 3.50%. The interest rate on the subordinated debt resets quarterly, and is equal to three-month LIBOR plus 135 basis points, with a floor of 3.50%. LaSalle has made $25.0 million available on the subordinated debt facility. The subordinated debt qualifies as Tier 2 capital under applicable rules and regulations promulgated by the Board of Governors of the Federal Reserve System.

At December 31, 2005, the Company had $8.25 million outstanding on the senior debt facility and $5.0 million of subordinated debt outstanding. The credit facility is used for general corporate and other working capital purposes. The Company expects to further draw down on the facilities over the next year to support continued balance sheet growth and to maintain its well-capitalized position.

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

	Holding Company Activities
	December 31,
	2005	2004	2003
	(in millions)
Total assets	$345.4	$213.3	$186.8
Total capital	235.5	194.1	167.0
Total borrowings	13.3	—	—
Long term debt—trust preferred securities	98.0	20.0	20.0
Non-interest income	0.2	0.2	0.2
Non-interest expense	6.7	4.3	3.2
Net interest expense	4.1	1.6	2.5
Net loss	(7.0)	(3.7)	(3.8)

PRIVATEBANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables present a reconciliation of certain operating information for reportable segments for the periods presented and the reported consolidated balances (in millions):

2005	The PrivateBank – Chicago	The PrivateBank – St. Louis & Wisconsin	The PrivateBank – Michigan(2)	Wealth Management	Holding Company Activities	Intersegment Eliminations(3)	Consolidated
Total assets	$2,626.1	$401.5	$462.9	$—	$345.4	$(341.7)	$3,494.2
Total deposits	2,164.3	336.0	328.9	—	—	(5.8)	2,823.4
Total borrowings(1)	209.5	27.2	51.0	—	111.3	4..0	395.0
Total loans	1,877.9	333.4	397.8	—	—	(1.0)	2,608.1
Total capital	220.4	35.7	81.4	—	235.5	(337.5)	235.5
Net interest income (expense)	79.4	11.4	8.2	0.7	(4.1)	0.8	96.4
Non-interest income	7.8	2.2	0.7	10.0	0.2	(1.9)	19.0
Non-interest expense	32.4	8.2	4.6	9.4	6.7	(1.4)	59.9
Net income (loss)	34.9	2.3	2.3	1.0	(7.0)	(0.1)	33.4
Wealth Management assets under management	—	—	506.5	2,039.5	—	(109.2)	2,436.8
Wealth Management fee revenue	—	—		10.0	—	—	10.0

2004	The PrivateBank – Chicago	The PrivateBank – St. Louis	Wealth Management	Holding Company Activities	Intersegment Eliminations(3)	Consolidated
Total assets	$2,267.2	$268.2	$—	$213.3	$(212.9)	$2,535.8
Total deposits	1,689.7	200.0	—	—	(17.1)	1,872.6
Total borrowings(1)	372.9	45.9	—	20.0	(4.3)	434.5
Total loans	1,451.8	206.1	—	—	(4.5)	1,653.4
Total capital	173.3	20.3	—	194.1	(193.6)	194.1
Net interest income (expense)	63.2	7.7	1.6	(1.6)	2.6	73.5
Non-interest income	6.3	2.4	8.3	0.2	(2.9)	14.3
Non-interest expense	28.5	5.6	7.5	4.3	(0.2)	45.7
Net income (loss)	26.4	2.8	1.4	(3.7)	0.1	27.0
Wealth Management assets under management	—	—	1,805.3	—	(77.8)	1,727.5
Wealth Management fee revenue	—	—	8.3	—	—	8.3

2003	The PrivateBank – Chicago	The PrivateBank – St. Louis	Wealth Management	Holding Company Activities	Intersegment Eliminations(3)	Consolidated
Total assets	$1,786.7	$195.0	$—	$186.8	$(183.6)	$1,984.9
Total deposits	1,422.0	147.4	—	—	(22.0)	1,547.4
Total borrowings(1)	189.6	30.0	—	20.0	—	239.6
Total loans	1,073.5	151.5	—	—	(0.3)	1,224.7
Total capital	146.0	15.9	—	167.0	(161.9)	167.0
Net interest income (expense)	49.1	5.4	1.2	(2.5)	3.9	57.1
Non-interest income	7.9	3.5	6.6	0.2	(4.3)	13.9
Non-interest expense	25.0	5.5	6.7	3.2	(0.3)	40.1
Net income (loss)	20.5	1.8	0.6	(3.8)	0.0	19.1
Wealth Management assets under management	—	—	1,548.5	—	(53.6)	1,494.9
Wealth Management fee revenue	—	—	6.6	—	—	6.6

(1)	Includes long-term debt-trust preferred securities for the Holding Company segment.
(2)	Includes The PrivateBank – Michigan results since June 20, 2005, the acquisition date.

PRIVATEBANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(3)	Intersegment elimination for gross loans reflects the exclusion of the unearned income for management reporting purposes. The intersegment elimination for total capital reflects the elimination of the net investment in each of the Holding Company subsidiaries in consolidation. The intersegment elimination for total deposits and interest expense reflects the elimination of the holding company’s cash deposited at The PrivateBank – Chicago and St. Louis. The intersegment eliminations for total borrowings and interest expense reflects the exclusion of The PrivateBank Mortgage Company revolving line of credit with The PrivateBank – Chicago and the elimination of intercompany federal funds purchased. The intersegment eliminations include adjustments necessary for each category to agree with the related consolidated financial statements.

NOTE 3—EARNINGS PER SHARE

The following table shows the computation of basic and diluted earnings per share (in thousands, except per share data):

	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Year Ended December 31, 2005
Basic Earnings Per Share
Income available to common stockholders	$33,420	20,202	$1.65

Effect of Dilutive Stock Options	—	936

Diluted Earnings Per Share—
Income available to common stockholders	$33,420	21,138	$1.58

Year Ended December 31, 2004
Basic Earnings Per Share
Income available to common stockholders	$26,995	19,726	$1.37

Effect of Dilutive Stock Options	—	964

Diluted Earnings Per Share—
Income available to common stockholders	$26,995	20,690	$1.30

Year Ended December 31, 2003
Basic Earnings Per Share
Income available to common stockholders	$19,069	16,974	$1.12

Effect of Dilutive Stock Options	—	1,007

Diluted Earnings Per Share—
Income available to common stockholders	$19,069	17,981	$1.06

During 2005, 1,526,350 of 1,540,350 unexercised options are included in the diluted earnings per share calculation. During 2004 and 2003 the entire amount of unexercised option shares of 1,465,285 and 1,751,684, respectively, are included in the diluted earnings per share calculation as all options of the Company were dilutive. The exercise prices for all previously granted unexercised stock options ranged from $3.13 to $37.56 in 2005, from $2.61 to $33.45 in 2004, and $2.61 to $21.98 in 2003.

PRIVATEBANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4—SECURITIES

The par value and amortized cost of securities as of December 31, 2005 and December 31, 2004 were as follows (in thousands):

	December 31, 2005
	Par Value	Gross Unamortized Premium	Gross Unaccreted Discount	Amortized Cost
Investment Securities—Available for Sale
U.S. Government Agency Mortgage-Backed Securities and Collateralized Mortgage Obligations	$310,763	$9,120	$(358)	$319,525
Corporate Collateralized Mortgage Obligations	—	—	—	—
Tax-Exempt Municipal Securities	236,173	8,746	(30,024)	214,895
Taxable Municipal Securities	3,825	—	—	3,825
Federal Home Loan Bank Stock	142,396	—	—	142,396
Other	2,467	—	—	2,467

	$695,624	$17,866	$(30,382)	$683,108

	December 31, 2004
	Par Value	Gross Unamortized Premium	Gross Unaccreted Discount	Amortized Cost
Investment Securities—Available for Sale
U.S. Government Agency Mortgage-Backed Securities and Collateralized Mortgage Obligations	$320,545	$10,625	$(55)	$331,115
Corporate Collateralized Mortgage Obligations	1,843	—	—	1,843
Tax-Exempt Municipal Securities	225,570	8,704	(31,172)	203,102
Taxable Municipal Securities	3,841	—	—	3,841
Federal Home Loan Bank Stock	208,096	—	—	208,096
Other	4,522	118	(124)	4,516

	$764,417	$19,447	$(31,351)	$752,513

The amortized cost and the estimated fair value of securities as of December 31, 2005 and December 31, 2004 were as follows (in thousands):

	December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investment Securities—Available-for-Sale
U.S. Government Agency Mortgage-Backed Securities and Collateralized Mortgage Obligations	$319,525	$941	$(4,212)	$316,254
Corporate Collateralized Mortgage Obligations	—	—	—	—
Tax-Exempt Municipal Securities	214,895	15,356	(43)	230,208
Taxable Municipal Securities	3,825	1	—	3,826
Federal Home Loan Bank Stock	142,396	—	—	142,396
Other	2,467	—	—	2,467

	$683,108	$16,298	$(4,255)	$695,151

PRIVATEBANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investment Securities—Available-for-Sale
U.S. Government Agency Mortgage-Backed Securities and Collateralized Mortgage Obligations	$331,115	$3,690	$(1,755)	$333,050
Corporate Collateralized Mortgage Obligations	1,843	—	—	1,843
Tax-Exempt Municipal Securities	203,102	9,270	(162)	212,210
Taxable Municipal Securities	3,841	21	—	3,862
Federal Home Loan Bank Stock	208,096	—	—	208,096
Other	4,516	408	—	4,924

	$752,513	$13,389	$(1,917)	$763,985

The following table presents the age of gross unrealized losses and fair value by investment category (in thousands).

	December 31, 2005
	Less than 12 months		Over 12 months		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Investment Securities—Available-for-Sale
U.S. Government Agency Mortgage-Backed Securities and Collateralized Mortgage Obligations	$178,854	$(1,457)	$137,402	$(2,755)	$316,256	$(4,212)
Corporate Collateralized Mortgage Obligations	—	—	—	—	—	—
Tax-Exempt Municipal Securities	230,133	(43)	75	—	230,208	(43)

Total	$408,987	$(1,500)	$137,477	$(2,755)	$546,464	$(4,255)

	December 31, 2004
	Less than 12 months		Over 12 months		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Investment Securities—Available-for-Sale
U.S. Government Agency Mortgage-Backed Securities and Collateralized Mortgage Obligations	$162,390	$(1,576)	$28,547	$(179)	$190,937	$(1,755)
Corporate Collateralized Mortgage Obligations	—	—	252	—	252	—
Tax-Exempt Municipal Securities	13,441	(162)	—	—	13,441	(162)

Total	$175,831	$(1,738)	$28,799	$(179)	$204,630	$(1,917)

PRIVATEBANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Management does not believe any individual unrealized loss as of December 31, 2005 represents an other-than-temporary impairment. The unrealized losses over 12 months reported for mortgage-backed securities and collateralized mortgage obligations relate primarily to securities issued by FNMA, FHLMC and private institutions. These unrealized losses over 12 months are primarily attributable to changes in interest rates and individually were 1% or less of their respective amortized cost basis.

The amortized cost and estimated fair value of securities at December 31, 2005, by expected maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because obligors may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
Due within one year	$54,801	$54,261
Due after one year through five years	227,656	225,793
Due after five years through ten years	175,298	184,343
Due after ten years	82,957	88,357
Securities with no stated maturity	142,396	142,396

	$683,108	$695,151

During 2005 and 2004, securities were sold for total proceeds of $46,192,515 and $176,169,621 respectively, resulting in net gains of approximately $498,991 and $967,517, respectively. Gross gains and gross losses for 2005 were $1,065,045 and $531,560, respectively. Gross gains and gross losses for 2004 were $2,472,978 and $1,505,461, respectively. Taxes related to gross gains and gross losses on investment securities for 2005 were $408,445 and $216,085, respectively. Taxes related to gross gains and gross losses on investment securities for 2004 were $950,684 and $579,893, respectively.

At December 31, 2005, securities with a market value of $417.1 million were pledged to secure public funds, trust deposits and other collateralized deposits for other purposes as required or permitted by law, compared to $469.6 million for the prior year.

In the opinion of management, there were no investments in securities at December 31, 2005 that constituted an unusual credit risk for the Company. As market interest rates continued to decline to historic lows late in the third quarter of 2002, in order to protect a portion of the portfolio appreciation should rates rise, the Company entered into a $25.0 million swap. The Company swapped the 10-year rate for three-month LIBOR to act as an economic hedge to a portion of the available-for-sale municipal securities in the portfolio. The December 31, 2005 fair market value adjustment on this swap resulted in a gain of $404,000. Net securities gains of $499,000 were recognized during 2005.

The December 31, 2004 fair market value adjustment on this swap resulted in a loss of $870,000. Net securities gains were $968,000 in 2004.

PRIVATEBANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Change in fair value of securities available for sale is presented on a net basis in the Consolidated Statement of Changes in Stockholders’ Equity. The following table discloses the changes in other comprehensive income as of December 31, 2005 and 2004 on a gross basis (in thousands):

	December 31, 2005
	Before Tax Amount	Tax Effect	Net of Tax Amount
Change in unrealized gains on securities available-for-sale	$1,070	$385	$685
Less: reclassification adjustment for gains included in net income	(499)	(192)	(307)

Change in net unrealized gains	$571	$193	$378

	December 31, 2004
	Before Tax Amount	Tax Effect	Net of Tax Amount
Change in unrealized (losses) gains on securities available-for-sale	$(2,552)	$(297)	$(2,255)
Less: reclassification adjustment for gains included in net income	(968)	(370)	(598)

Change in net unrealized (losses) gains	$(3,520)	$(667)	$(2,853)

NOTE 5—LOANS

Amounts outstanding by selected loan categories at December 31, 2005 and 2004, including net unamortized deferred loan fees of $2.2 million and $2.6 million, respectively, were as follows (in thousands):

	2005	2004
Real estate—
Residential	$221,786	$90,590
Commercial	1,268,851	855,396
Construction	392,597	219,180
Commercial	436,416	285,336
Personal(1)	288,417	202,861

Total Loans	$2,608,067	$1,653,363

(1)	Includes home equity loans and overdrafts.

As of December 31, 2005, $662,837 of loans were designated as nonaccrual, for which none is specifically reserved. The average balance of impaired loans amounted to $962,402 in 2005 and $501,965 in 2004, and $828,500 in 2003. The interest income that would have been recorded if the non-accrual loans had been current in accordance with their original terms was $60,826 in 2005, $26,018 in 2004, and $45,060 in 2003. Please refer to page 53 in this Form 10-K for additional disclosure on loans past due 90 days or more.

Loan concentrations are defined as amounts loaned to a multiple number of borrowers engaged in similar activities, which would cause them to be similarly impacted by economic or other conditions. The banks grant loans to clients located primarily in the metropolitan Chicago, St. Louis, Milwaukee and Detroit areas. There are no other significant concentrations of loans and commitments to make loans other than the categories of loans disclosed above.

PRIVATEBANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6—ALLOWANCE FOR LOAN LOSSES

The changes in the allowance for loan losses for the three years ended December 31 were as follows (in thousands):

	2005	2004	2003
Beginning balance	$18,986	$15,100	$11,585
Loans charged off	(537)	(1,166)	(1,218)
Loans recovered	787	653	360
Provision for loan losses	6,538	4,399	4,373
Addition of The PrivateBank – Michigan loan loss reserve	3,614	—	—

Ending balance	$29,388	$18,986	$15,100

NOTE 7—PREMISES AND EQUIPMENT

Bank and building premises and equipment at December 31, 2005 and 2004, consisted of the following (in thousands):

	2005	2004
Land	$110	$110
Building	1,640	1,640
Furniture, fixtures and equipment	13,439	8,603
Leasehold improvements	10,928	6,524

	26,117	16,877
Accumulated depreciation and amortization	(14,363)	(10,391)

Premises and equipment, net	$11,754	$6,486

Included in occupancy expense is depreciation and amortization expense of $4.0 million, $1.7 million, and $1.7 million for 2005, 2004 and 2003, respectively.

Each of the banks leases their main banking facilities and certain branch facilities under noncancellable operating lease agreements. The minimum annual rental commitments under these leases, at December 31, 2005, are as follows:

2006	$3,189,064
2007	3,509,226
2008	3,643,972
2009	3,195,899
2010	3,055,092
2011 and thereafter	22,743,613

Total rental commitments	$39,336,866

Total rent expense, including expenses paid for common area maintenance, included in the consolidated statements of income was $3.3 million, $2.6 million, and $2.4 million for 2005, 2004 and 2003, respectively.

PRIVATEBANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 8—INCOME TAXES

The components of the total income tax provision in the consolidated statements of income for the years ended December 31, 2005, 2004 and 2003 are as follows (in thousands):

	2005	2004	2003
Income tax provision—
Current—
Federal	$17,550	$5,807	$4,296
State	3,694	1,690	150

	21,244	7,497	4,446
Deferred—
Federal	(5,501)	2,740	2,424
State	(526)	266	439

	(6,027)	3,006	2,863

Total	$15,217	$10,503	$7,309

The summary reconciliation of the differences between the total income tax provision (benefit) and the amounts computed at the statutory federal tax rate of 35% for the years ended December 31, 2005 and 2004, and 34% for the year ended December 31, 2003 is as follows (in thousands):

	2005	2004	2003
Income tax provision at statutory federal income tax rate	$17,024	$13,123	$8,968
Increase (decrease) in taxes resulting from:
Tax-exempt income	(3,072)	(3,274)	(2,290)
Bank owned life insurance	(500)	(307)	(178)
Zone academy bond credits	(250)	(252)	(251)
State income taxes	2,059	1,271	589
Other	(44)	(58)	471

Provision for income taxes	$15,217	$10,503	$7,309

PRIVATEBANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The net deferred tax liability is included in other liabilities in the consolidated balance sheet as of December 31, 2005 and 2004. Deferred tax assets and liabilities result from temporary differences between the carrying amounts of assets and liabilities in the financial statements and their related tax bases. The components of the net deferred tax balances as of December 31, 2005 and 2004 are as follows (in thousands):

	2005	2004
Gross deferred tax assets—
Allowance for loan losses	$10,794	$7,021
Leasehold improvements	277	537
Deferred compensation	307	—
Interest rate swap fair value adjustment	632	788
Amortization of restricted stock	1,280	651
Other(1)	718	449

Gross deferred tax assets, net of valuation allowance	14,008	9,446

Gross deferred tax liabilities—
Federal Home Loan Bank stock dividends	(9,445)	(11,919)
Unrealized gain on securities available for sale	(4,623)	(4,417)
Goodwill amortization	(1,263)	(949)
Acquisition of Intangible assets (The PrivateBank-Michigan)	(1,188)	—
Other	(1,341)	(1,833)

Gross deferred tax liabilities	(17,860)	(19,118)

Net deferred tax liabilities	$(3,852)	$(9,672)

(1)	There was no remaining alternative minimum tax credit carryforward as of December 31, 2005. As of December 31, 2004, Other tax assets includes an alternative minimum tax credit carryforward in the amount of $160,232. These credits do not expire.

NOTE 9—DEPOSITS AND FUNDS BORROWED

The maturity distribution of time deposits of $100,000 or greater and a summary of all funds borrowed and outstanding and the rate in effect on such borrowings (including brokered deposits) at December 31, 2005 and 2004 is presented in the table below (in thousands):

Time Deposits $100,000 and greater:	12/31/05	12/31/04
Three months or less	$313,167	$206,390
Over three through six months	235,231	104,899
Over six through twelve months	231,103	130,239
Over twelve months	307,722	246,766

Total	$1,087,223	$688,294

PRIVATEBANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Funds Borrowed:	Current Rate	Maturity	12/31/05
Long Term Funds Borrowed	5.37%	12/31/2016	$5,000
Subordinated note	5.05%	12/22/2010	4,985
FHLB fixed advance	4.61%	9/20/2010	5,000
FHLB fixed advance	4.21%	9/1/2010	6,900
FHLB fixed advance	4.64%	3/8/2010	5,000
FHLB fixed advance	4.25%	12/28/2009	11,500
FHLB fixed advance	3.87%	12/23/2009	1,080
FHLB fixed advance	4.07%	3/20/2009	5,000
FHLB fixed advance	3.80%	1/25/2009	1,600
FHLB fixed advance	3.89%	11/17/2008	5,000
FHLB fixed advance	3.67%	9/29/2008	25,000
FHLB fixed advance	5.29%	6/23/2008	4,000
FHLB fixed advance	3.95%	5/5/2008	3,000
FHLB advance	3.97%	12/13/2007	2,000
FHLB fixed advance	4.88%	11/15/2007	4,000
FHLB fixed advance	5.08%	10/24/2007	5,000
FHLB fixed advance	2.71%	7/7/2007	5,000
FHLB fixed advance	3.92%	2/9/2007	3,000
FHLB prepayable LIBOR fixed advance	4.35%	1/31/2007	10,000
FHLB fixed advance	3.41%	1/25/2007	1,500
FHLB fixed advance	3.97%	1/5/2007	4,640
FHLB fixed advance	3.97%	1/5/2007	3,825

Total Long Term Funds Borrowed			$122,029

Short Term Funds Borrowed
Line of credit	5.12%	12/1/2006	$8,250
FHLB fixed advance	3.26%	11/16/2006	1,000
FHLB fixed advance	2.87%	11/14/2006	25,000
FHLB fixed advance	3.93%	9/1/2006	3,999
FHLB fixed advance	4.30%	8/18/2006	5,000
FHLB fixed advance	4.19%	8/11/2006	28,535
FHLB fixed advance	2.43%	7/17/2006	1,000
FHLB fixed advance	2.21%	6/26/2006	5,000
FHLB fixed advance	3.04%	6/23/2006	2,850
FHLB fixed advance	4.73%	5/30/2006	5,000
FHLB fixed advance	3.72%	3/31/2006	5,000
FHLB prepayable LIBOR fixed advance	4.54%	3/6/2006	25,000
FHLB advance	3.97%	3/6/2006	3,000
FHLB fixed advance	2.97%	1/25/2006	4,700
FHLB fixed advance	2.12%	1/17/2006	2,000
FHLB fixed advance	3.28%	1/13/2006	1,000
FHLB fixed advance	2.28%	1/3/2006	10,000
Fed funds purchased	4.25%	daily	30,000
Demand repurchase agreements(1)	2.25%	daily	8,616

Total Short Term Funds Borrowed			$174,950

Total funds borrowed			$296,980

Additional information for short term borrowings:
Average balance outstanding			$221,469
Maximum amount outstanding at any month-end during the year			259,643
Balance outstanding at end of year			174,950
Weighted average interest rate during year			3.08%
Weighted average interest rate at end of year			3.50

(1)	Demand repurchase agreements are a form of retail repurchase agreements offered to certain clients of The PrivateBank – Chicago and The PrivateBank – St. Louis. Funds are swept each business day from the client’s demand deposit account. These amounts are not deposits and are not insured, but are secured by a pool of securities pledged specifically for this purpose.

PRIVATEBANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Funds Borrowed:	Current Rate	Maturity	12/31/04
Long Term Funds Borrowed
FHLB fixed advance	3.87%	12/23/2009	$1,080
FHLB fixed advance	4.25%	12/28/2009	11,500
FHLB fixed advance	3.67%	9/29/2008	25,000
FHLB fixed advance*	2.61%	12/13/2007	2,000
FHLB prepayable LIBOR fixed advance	2.58%	12/8/2006	25,000
FHLB fixed advance	3.26%	11/16/2006	1,000
FHLB fixed advance	2.87%	11/14/2006	25,000
FHLB fixed advance	2.43%	7/17/2006	1,000
FHLB fixed advance	3.04%	6/23/2006	2,850
FHLB fixed advance	2.12%	1/17/2006	2,000
FHLB fixed advance	2.28%	1/3/2006	10,000

Total Long Term Funds Borrowed			$106,430

Short Term Funds Borrowed
FHLB fixed advance	2.83%	11/8/2005	$2,000
FHLB fixed advance	2.31%	11/7/2005	2,000
FHLB fixed advance	2.52%	10/25/2005	2,000
FHLB fixed advance(2)	6.50%	10/24/2005	25,366
FHLB fixed advance	2.40%	9/6/2005	5,000
FHLB fixed advance	1.69%	8/17/2005	25,000
FHLB fixed advance	1.83%	7/15/2005	3,000
FHLB fixed advance	1.91%	6/15/2005	7,000
FHLB fixed advance	1.96%	6/15/2005	25,000
FHLB fixed advance	1.95%	5/9/2005	2,000
FHLB fixed advance	1.55%	1/31/2005	25,000
FHLB fixed advance	1.45%	1/13/2005	1,000
FHLB fixed advance	1.59%	12/15/2004	—
FHLB fixed advance	1.56%	12/13/2004	—
FHLB fixed advance	1.56%	11/16/2004	—
FHLB fixed advance	1.74%	11/8/2004	—
FHLB fixed advance	1.57%	10/25/2004	—
FHLB fixed advance(1)	4.16%	9/4/2004	—
FHLB fixed advance	1.61%	1/13/2004
FHLB Open line of credit	2.47%	Daily	18,500
Fed funds purchased	2.40%	Daily	160,000
Demand repurchase agreements(3)	0.90%	Daily	5,223

Total Short Term Funds Borrowed			$308,089

Total funds borrowed			$414,519

Additional information for short term borrowings:
Average balance outstanding			$194,888
Maximum amount outstanding at any month-end during the year			322,189
Balance outstanding at end of year			308,089
Weighted average interest rate during year			1.62%
Weighted average interest rate at end of year			2.54

(1)	The Company had the right to cancel this advance after one year and did so on September 4, 2004.
(2)	This FHLB advance is subject to a fair value hedge utilizing an interest rate swap with a fair value of $2.0 million in 2004 and 2003. The contractual par amount on the advance is $25.0 million.
(3)	Demand repurchase agreements are a form of retail repurchase agreements offered to certain clients of The PrivateBank – Chicago and The PrivateBank – St. Louis. Funds are swept each business day from the client’s demand deposit account. These amounts are not deposits and are not insured, but are secured by a pool of securities pledged specifically for this purpose.

PRIVATEBANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The scheduled maturities of time deposits (including brokered deposits) as of December 31, 2005, for the years 2006 through 2010 and thereafter, are as follows (in thousands):

For year ending December 31,
2006	$839,190
2007	133,123
2008	37,739
2009	36,326
2010 and thereafter	119,239

Total	$1,165,617

On September 29, 2005, the Company entered into a $65.0 million credit facility with LaSalle. The new credit facility replaces an existing $40.0 million revolving credit facility that was originally entered into in February 2000 with LaSalle.

The $65.0 million credit facility is comprised of a $40.0 million senior debt facility and $25.0 million of subordinated debt. The senior debt facility is comprised of a $250,000 term loan with a maturity of December 31, 2016, and a revolving loan with a maturity of December 1, 2005, which was extended to December 31, 2006 during the fourth quarter 2005. The subordinated debt matures on December 31, 2016. The interest rate on the senior debt facility resets quarterly, and is based on, at the Company’s option, either the lender’s prime rate or three-month LIBOR plus 120 basis points, with a floor of 3.50%. The interest rate on the subordinated debt resets quarterly, and is equal to three-month LIBOR plus 135 basis points, with a floor of 3.50%. LaSalle has made $25.0 million available on the subordinated debt facility. The subordinated debt qualifies as Tier 2 capital under applicable rules and regulations promulgated by the Board of Governors of the Federal Reserve System.

At December 31, 2005, the Company had $8.25 million outstanding on the senior debt facility and $5.0 million of subordinated debt outstanding. The $25.0 million subordinated debt component of the facility qualifies as Tier 2 capital. The credit facility is used for general corporate and other working capital purposes. The Company expects to further draw down on the facilities over the next year to support continued balance sheet growth.

NOTE 10—LONG TERM DEBT—TRUST PREFERRED SECURITIES

As of December 31, 2005 the Company owned 100% of the common securities of three trusts, PrivateBancorp Statutory Trust II, Bloomfield Hills Statutory Trust I and PrivateBancorp Statutory Trust III. PrivateBancorp Statutory Trust II and PrivateBancorp Statutory Trust III were established as wholly-owned subsidiaries of the Company in June 2005 and December 2005, respectively. Bloomfield Hills Statutory Trust I was acquired as part of the acquisition of BHB on June 20, 2005. The Trusts were formed for purposes of issuing trust preferred securities to third-party investors and investing the proceeds from the issuance of the trust preferred securities and common securities solely in junior subordinated debentures (“Debentures”) issued by the Company or BHB, as the case may be, with the same maturities and interest rates as the trust preferred securities. The Debentures are the sole assets of the Trusts.

On June 20, 2005, the Company issued $50.0 million in fixed/floating rate trust preferred securities through PrivateBancorp Statutory Trust II, a newly created business trust subsidiary. The trust preferred securities will pay interest quarterly at a fixed rate of 6.00% until September 2010 and then

PRIVATEBANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

subsequently pay interest quarterly at a floating rate equal to 3 month LIBOR plus 1.71%. The trust preferred securities mature in September 2035 and are callable at par at the option of the Company in whole or in part after year five, on any interest payment date. In connection with the acquisition of BHB, the Company acquired $8.0 million in floating rate trust preferred securities. The trust preferred securities and related junior subordinated debentures pay interest quarterly at a rate equal to three month LIBOR plus 2.65%. The trust preferred securities have a maturity date of June 17, 2034 and are callable beginning June 17, 2009.

On December 5, 2005, the Company issued $40.0 million of trust preferred securities. These securities mature in December 2035 but are redeemable at par at our option after five years. The trust preferred securities pay quarterly distributions at a rate of 6.10% until December 2010 and thereafter at a rate equal to the three-month LIBOR rate plus 1.50%. A portion of the proceeds was used to fund the redemption, on December 31, 2005 of $20.0 million of previously outstanding 9.50% trust preferred securities that were originally issued in 2001. As a result of this redemption, the Company incurred a pre-tax charge of approximately $980,000.

The Trusts are reported in the Company’s consolidated financial statements as unconsolidated subsidiaries. Accordingly, the Debentures, which include the Company’s ownership interest in the Trusts, are reflected as “Long-term debt—trust preferred securities” and the common securities are included in “Available-for-sale securities.”

The following table is a summary of the Company’s Long-term debt—trust preferred securities as of December 31, 2005. The Debentures represent the aggregate liquidation amount issued.

Long-term debt—Trust Preferred Securities (dollars in thousands)

Issuance Trust	Trust Preferred Securities	Debentures	Maturity Date	Earliest Redemption Date	Coupon Rate
PrivateBancorp Statutory Trust II	$50,000	$51,547	09/15/35	09/15/10	6.00	%(1)
Bloomfield Hills Statutory Trust I	8,000	8,248	06/17/34	06/17/09	Floating LIBOR + 2.65%
PrivateBancorp Statutory Trust III	40,000	41,238	12/15/35	12/15/10	6.10	%(2)

Total	$98,000	$101,033

(1)	6.00% rate effective until 9/15/2010, then floating at three-month LIBOR + 1.71%.
(2)	6.10% rate effective until 12/15/2010, then floating at three-month LIBOR + 1.50%.

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

PRIVATEBANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s aggregate principal amount of outstanding trust preferred securities at December 31, 2005 is $98.0 million. As of December 31, 2005, $76.0 million of the trust preferred securities is eligible for treatment as Tier I capital as allowed by the Federal Reserve. On February 28, 2005, the Federal Reserve issued a final rule that retains Tier 1 capital treatment for trust preferred securities but with stricter limits. Under the rule, after a five-year transition period, the aggregate amount of the trust preferred securities and certain other capital elements will retain their current limit of 25% of Tier 1 capital elements, net of goodwill less any associated deferred tax liability. The amount of trust preferred securities and certain other capital elements in excess of the limit could be included in Tier 2 capital, subject to restrictions. Applying the final rule at December 31, 2005, the Company would still be considered well-capitalized under regulatory capital guidelines.

NOTE 11—EMPLOYEE SAVINGS AND INCENTIVE PLANS

a.	Savings and Retirement Plan

The Company maintains The PrivateBancorp, Inc. Savings and Retirement Plan (the “Plan”) pursuant to Section 401(k) of the Internal Revenue Code, whereby eligible employees may contribute a percentage of compensation, but not in excess of the maximum amount allowed under the Code. The banks can make discretionary contributions to the Plan as determined and approved by the bank’s board of directors. Total discretionary contributions to the Plan amounted to $526,989, $365,180, and $304,178 in 2005, 2004 and 2003, respectively.

b.	Stock Options

The Company has stock options outstanding (split-adjusted) under its Stock Incentive Plan and the Incentive Compensation Plan approved by shareholders in 2005 of 607,515 and 932,835 and in 2004 of 790,535 and 655,050 shares, respectively for each plan. For the options that have been granted under each of the plans, the option price is not less than the fair market value on the date of grant. All options have a term of 10 years. Options are first exercisable beginning at least two years following the date of grant.

At December 31, 2005, the Incentive Compensation Plan had 601,380 shares available to be granted under the Plan either pursuant to the granting of stock options, as restricted stock awards or as deferred stock units. No shares remain available for grant under the Stock Incentive Plan.

Since 1992, the Company has compensated non-employee directors with annual option grants. The option price of the director options is fair market value on the date of grant, and the exercise period is 10 years from the date of grant.

PRIVATEBANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the status of the Company’s stock option agreements and stock option program as of December 31, 2005 and 2004, adjusted to reflect our 2-for-1 stock split effective May 31, 2004, and changes during the years then ended:

	2005		2004
	Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	1,445,585	$12.65	1,735,934	$7.38
Granted	336,700	32.04	307,650	27.39
Exercised	(202,985)	5.76	(579,999)	4.70
Forfeited	(38,950)	18.26	(18,000)	17.23

Outstanding at end of year	1,540,350	$17.65	1,445,585	$12.65

Options exercisable at year-end	881,975		805,285
Weighted average fair value of options granted during the year	$12.07		$11.96

The range of exercise prices was $3.13 to $37.56 and the weighted average remaining contractual life was 6.7 years for stock options outstanding as of December 31, 2005.

The following table presents the range of exercise prices for the stock option grants outstanding at December 31, 2005.

Exercise Price Range	Stock Options Outstanding	Weighted Average Remaining Contractual Life
$ 3.13 - $7.50	607,515	3.9
$17.23 - $29.31	542,135	7.9
$30.59 - $37.56	390,700	9.3

Total stock options outstanding	1,540,350	6.7

c.	Restricted Stock

In 2005 and 2004, the Company awarded 150,300 and 128,500 restricted shares, respectively, as follows:

Grant Date	Shares Granted	Price
2005:
January 2005	1,500	$30.98
February 2005	1,500	$33.08
March 2005	4,500	$31.27
April 2005	86,900	$30.59
June 2005	47,100	$34.28-34.55
July 2005	4,000	$37.56
September 2005	1,500	$33.01
October 2005	3,300	$33.98

PRIVATEBANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Grant Date	Shares Granted	Price
2004:
February 2004	8,000	$24.98
March 2004	4,000	$26.27
April 2004	69,600	$26.89
May 2004	600	$28.40
June 2004	11,500	$26.85-$27.27
August 2004	9,500	$28.56-$29.31
September 2004	4,000	$30.85
October 2004	1,500	$32.95
December 2004	19,800	$33.45-$33.10

Restricted shares carry voting and dividend rights. Sale of the shares is restricted prior to vesting. Subject to continued employment, vesting occurs five years from the date of grant. Shares issued under the plan are recorded at their fair market value on the date of grant with a corresponding charge to deferred compensation. The deferred compensation, a component of stockholders’ equity, is being amortized as compensation expense on a straight-line basis over the vesting period. Included in salaries and employee benefits in the consolidated statements of income is compensation expense for restricted shares of $1,944,530, $1,075,188 and $356,852 for 2005, 2004 and 2003, respectively. During 2005, 2,000 restricted shares were forfeited due to departures of employees prior to the completion of the vesting period, compared to 20,400 shares during 2004.

d.	Deferred Compensation Plan

The Company established a deferred compensation plan on April 24, 2003 as part of its Incentive Compensation Plan that was approved by shareholders. The purpose of the Company’s Deferred Compensation Plan is to further the Company’s ability to attract and retain high quality executives and non-employee directors. The Plan also furthers the retention of stock ownership of participants by facilitating deferral of gains resulting from the exercise of nonqualified stock options or the receipt of shares pursuant to awards under the Company’s Stock Incentive Plan and the Incentive Compensation Plan, and conversion of cash compensation into deferred stock units representing the right to receive, on a one-for-one basis, shares of Company Common Stock. The Deferred Compensation Plan permits the deferral of base compensation, bonus compensation, and/or cash and the receipt of shares of Common Stock pursuant to exercises of non-qualified stock options and pursuant to other awards under the Company’s Incentive Compensation Plan. The Deferred Compensation Plan is structured as a “nonqualified plan” under applicable IRS and Department of Labor guidelines. At December 31, 2005 and 2004, 12,269 and 7,767 deferred stock units, respectively, were recorded in the plan.

NOTE 12—RELATED-PARTY TRANSACTIONS

An analysis of loans made to directors and executive officers of the Company and the banks follows:

Balance, December 31, 2004	$20,041,904
Additions	9,447,934
Collections	(10,675,137)

Balance, December 31, 2005	$18,814,701

PRIVATEBANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

During 2005, The PrivateBank – Chicago paid Worknet, an information technology firm of which director William Castellano is chairman and CEO, $10,275 for services rendered, compared to $9,750 in 2004.

During 2005 and 2004, The PrivateBank – Chicago incurred professional fees for services provided by the law firm Spitzer, Addis, Susman & Enders in the amount of approximately $7,309, and $124,732, respectively. Michael Susman, who is one of the Company’s directors, is a partner of that firm.

During 2005 and 2004, the Company paid $124,375 and $80,535, respectively, to the law firm of Neal, Gerber & Eisenberg, for legal services. Phillip Kayman, one of the Company’s directors, is a partner at Neal, Gerber & Eisenberg.

Mr. Mandell’s daughter-in-law is employed by The PrivateBank – Chicago as a Managing Director. In 2005, she was paid an aggregate salary and bonus of $151,000, granted options to purchase 1,700 shares of the Company’s common stock at an exercise price of $30.59 per share and awarded 900 shares of restricted stock. In 2004, she was paid an aggregate salary and bonus of $145,000, granted options to purchase 1,600 shares of the Company’s common stock at an exercise price of $26.89 per share and awarded 800 shares of restricted stock. Mr. Goldstein’s son-in-law is employed as a Managing Director of Lodestar, a subsidiary of The PrivateBank – Chicago. He received an aggregate salary and bonus of $ 230,560 in 2005 and $209,240 in 2004.

NOTE 13—DERIVATIVE FINANCIAL INSTRUMENTS AND FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

Derivative Financial Instruments

The Company enters into certain derivative financial instruments as part of its strategy to manage its exposure to market risk. Market risk is the possibility that, due to changes in interest rates or other economic conditions, the Company’s net interest income will be adversely affected. The Company entered into an interest rate swap agreement on November 23, 2001 in order to hedge a 6.5% fixed-rate $25.0 million FHLB advance which matured on October 23, 2005. An interest rate swap is an agreement in which two parties agree to exchange, at specified intervals, interest payment streams calculated on an agreed-upon notional principal amount with at least one stream based on a specified floating rate index. The Company paid $1.9 million in order to swap the interest on a 6.5% fixed-rate for a 90-day LIBOR-based rate. The difference was amortized to interest expense over the debt’s term outstanding.

PRIVATEBANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As the swap qualified as a fair value hedge, changes in the fair value of the interest rate swap and the changes in the fair value of the advance from the date of designation were recorded through income. During 2005, the hedged transaction matured.

In the third quarter of 2002, the Company entered into a $25.0 million swap in order to protect a portion of the municipal investment security portfolio appreciation should rates rise. The Company swapped the 10-year rate for three-month LIBOR to act as an economic hedge of a portion of the available-for-sale municipal securities in the portfolio. At December 31, 2005, the market value of the interest rate swap associated with this economic hedge was recorded in other liabilities at its fair value of $203,596.

In December 2005, the Company entered into an interest rate swap agreement in order to hedge a fixed rate $20.0 million brokered deposit. We have agreed to receive a 4.6% fixed rate in exchange for payment of three month LIBOR minus 12.5 basis points which matures on June 28, 2006. Because the swap qualifies as a fair value hedge, changes in the fair value of the interest rate swap and the changes in the fair value of the brokered deposit from the date of designation are recorded through income. At December 31, 2005, the fair value of the interest rate swap was $3,050 and is recorded in other assets on the consolidated balance sheet.

The Company does not enter into derivatives for purely speculative purposes. However, certain derivatives have not been designated as SFAS No. 133 hedge relationships. These derivatives include commitments to fund certain mortgage loans to be sold into the secondary market and forward commitments for the future delivery of residential mortgage loans. It is the Company’s practice to enter into forward commitments for the future delivery of fixed rate residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates on its commitments to fund the loans as well as on its portfolio of mortgage loans held-for-sale. At December 31, 2005, the Company had approximately $13.8 million of interest rate lock commitments and $13.8 million of forward commitments for the future delivery of residential mortgage loans. The fair values were estimated based on changes in mortgage rates from the date of the commitments.

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

PRIVATEBANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments, assuming that the amounts are fully advanced and that collateral or other security is of no value. The banks use the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. At December 31, 2005 and 2004, the banks had the following categories of credit-related financial instruments:

	2005	2004
	(in thousands)
Commitments to extend credit	$987,466	$581,167
Standby letters of credit	81,855	55,830

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

The following table summarizes the maturity of standby letters of credit and commitments to extend credit:

	Expiring in:
	Total	2006	2007-2008	2009-2010	2011+
	(in thousands)
Standby letters of credit	$81,855	$58,022	$21,698	$2,060	$75
Commitments to extend credit	987,466	596,963	273,464	38,796	78,241

Total	$1,069,321	$654,985	$295,162	$40,858	$78,316

PRIVATEBANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition, at December 31, 2005, the Company had approximately $13.8 million in commitments to fund residential mortgage loans to be sold into the secondary market. These lending commitments are also considered derivatives instruments under the guidelines of SFAS No. 133. The Company also enters into forward contracts for the future delivery of residential mortgage loans at specified interest rates to reduce the interest rate risk associated with commitments to fund loans as well as mortgage loans held for sale. These contracts are also considered derivative instruments under SFAS No. 133 and totaled approximately $13.8 million as of December 31, 2005.

NOTE 14—ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

The following presents the carrying value and estimated fair value of the various classes of financial instruments held by the Company and its subsidiaries at December 31, 2005 and 2004. This information is presented solely for compliance with FAS No. 107 “Disclosures about Fair Value of Financial Instruments,” and is subject to change over time based on a variety of factors. Because no active market exists for a significant portion of the financial instruments presented below and the inherent imprecision involved in the estimation process, management does not believe the information presented reflects the amounts that would be received if the Company’s assets and liabilities were sold nor does it represent the fair value of the Company as an entity.

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

	December 31, 2005		December 31, 2004
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in thousands)
Assets—
Cash and cash equivalents	$61,869	$61,869	$50,654	$50,654
Securities	695,151	695,151	763,985	763,985
Loans held for sale	5,269	5,269	7,200	7,200
Net loans	2,578,679	2,564,185	1,634,377	1,624,314
Accrued interest receivable	16,642	16,642	10,549	10,549
Interest rate swap	576	576	722	722
Bank owned life insurance	40,860	40,860	21,616	21,616
Liabilities—
Deposits with no stated maturity	1,657,765	1,657,765	1,126,179	1,126,179
Time deposits	1,165,617	1,154,532	746,456	739,579

Total deposits	$2,823,382	$2,812,297	$1,872,635	$1,865,758
Accrued interest payable	8,767	8,767	3,949	3,949
Funds borrowed	296,980	294,948	414,519	412,938
Long-term debt—trust preferred securities	98,000	99,813	20,000	20,635

PRIVATEBANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

PRIVATEBANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NOTE 15—REGULATORY REQUIREMENTS

The banks are subject to federal and state laws, which restrict the payment of dividends to the Company. Based on these restrictions, at January 1, 2006, The PrivateBank – Chicago could have declared $82,218,397 in dividends without requesting approval of the applicable federal or state regulatory agency. As of January 1, 2006, The PrivateBank – St. Louis could have declared $8,149,133 in dividends without requesting approval of the applicable federal or state regulatory agency. As of January 1, 2006, The PrivateBank – Michigan could have declared $2,410,326 in dividends without requesting approval of the applicable federal or state regulatory agency.

The PrivateBank – Chicago is required to maintain non-interest-bearing cash balances with the Federal Reserve based on the types and amounts of deposits held. During 2005 and 2004, the average balances maintained to meet the requirement were $25,000.

The Company and the banks are subject to various regulatory capital requirements as established by the applicable federal or state banking regulatory authorities. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the banks must meet specific capital guidelines that involve quantitative measures of the banks’ assets, liabilities and certain off-balance sheet items. The quantitative measures for capital adequacy require the Company and the banks to maintain minimum amounts and ratios of total and Tier 1 capital to risk weighted assets and of Tier 1 capital to average assets (leverage). The Company’s and the banks’ capital components, classification, risk weightings and other factors are also subject to qualitative judgments by regulators. Failure to meet minimum capital requirements can initiate certain actions by regulators that, if undertaken, could have a material effect on the Company’s financial statements. Prompt corrective action provisions are not applicable to bank holding companies. Management believes that as of December 31, 2005, the Company and the banks meet all minimum capital adequacy requirements to which they are subject.

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

PRIVATEBANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents selected capital information for the Company (Consolidated), The PrivateBank – Chicago and The PrivateBank – St. Louis as of December 31, 2005 and 2004 (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2005—
Total risk-based capital—
Consolidated	$291,796	10.54%	$221,577	8.00%
The PrivateBank – Chicago	212,377	10.39	163,474	8.00	$204,342	10.00%
The PrivateBank – St. Louis	38,649	10.79	28,657	8.00	35,821	10.00
The PrivateBank – Michigan	39,588	10.89	29,082	8.00	36,353	10.00
Tier 1 risk-based capital—
Consolidated	$235,454	8.50	$110,788	4.00
The PrivateBank – Chicago	191,089	9.35	81,737	4.00	$122,605	6.00
The PrivateBank – St. Louis	34,845	9.73	14,328	4.00	21,493	6.00
The PrivateBank – Michigan	35,292	9.71	14,541	4.00	21,812	6.00
Tier 1 (leverage) capital—
Consolidated	$235,454	7.09	$132,766	4.00
The PrivateBank – Chicago	191,089	7.47	102,384	4.00	$127,981	5.00
The PrivateBank – St. Louis	34,845	9.81	14,205	4.00	17,756	5.00
The PrivateBank – Michigan	35,292	8.66	16,295	4.00	20,369	5.00
As of December 31, 2004—
Total risk-based capital—
Consolidated	$203,170	11.29%	$143,921	8.00%
The PrivateBank – Chicago	160,982	10.14	127,012	8.00	$158,765	10.00%
The PrivateBank – St. Louis	21,746	10.68	16,291	8.00	20,363	10.00
Tier 1 risk-based capital—
Consolidated	$184,184	10.24	$71,961	4.00
The PrivateBank – Chicago	144,159	9.08	63,506	4.00	$95,259	6.00
The PrivateBank – St. Louis	19,583	9.62	8,145	4.00	12,218	6.00
Tier 1 (leverage) capital—
Consolidated	$184,184	7.71	$95,552	4.00
The PrivateBank – Chicago	144,159	6.81	84,724	4.00	$105,905	5.00
The PrivateBank – St. Louis	19,583	7.47	10,483	4.00	13,104	5.00

NOTE 16—CONTINGENT LIABILITIES

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

PRIVATEBANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 17—PRIVATEBANCORP, INC. (PARENT COMPANY ONLY) CONDENSED FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS (Parent Company Only)

As of December 31, 2005 and 2004

	2005	2004
	(in thousands)
Assets
Cash and due from banks—bank subsidiaries	$5,425	$16,926
Investment in bank subsidiaries	339,346	193,556
Other assets	7,501	5,121

Total assets	$352,272	$215,603

Liabilities and Stockholders’ Equity
Funds borrowed	$13,250	$—
Long-term debt—trust preferred securities	99,795	20,000
Other liabilities	3,697	1,530

Total liabilities	116,742	21,530

Stockholders’ equity	235,530	194,073

Total liabilities and stockholders’ equity	$352,272	$215,603

CONDENSED STATEMENTS OF INCOME (Parent Company Only)

For the Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
	(in thousands)
Operating income:
Interest income	$230	$343	$80
Interest expense	4,360	1,957	2,616

Net interest expense	(4,130)	(1,614)	(2,536)

Non interest income:
Other income	200	200	202

Operating expense:
Amortization of deferred compensation	3,169	1,075	375
Other	3,526	3,223	2,850

Total	6,695	4,298	3,225

Loss before income taxes and equity in undistributed net income of bank subsidiaries	(10,625)	(5,712)	(5,559)
Income tax benefit	(3,637)	(1,999)	(1,779)

Loss before equity in undistributed net income of bank subsidiaries	(6,988)	(3,713)	(3,780)

Equity in undistributed net income of bank and nonbank subsidiaries	40,408	30,708	22,849

Net income	$33,420	$26,995	$19,069

The Parent Company Only Statements of Changes in Stockholders’ Equity are the same as the

Consolidated Statements of Changes in Stockholders’ Equity.

PRIVATEBANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED STATEMENTS OF CASH FLOWS (Parent Company Only)

For the Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
	(in thousands)
Cash flows from operating activities:
Net income	$33,420	$26,995	$19,069
Adjustments to reconcile net income to net cash used in operating activities—
Equity in net income of bank subsidiaries	(40,408)	(30,708)	(22,849)
Amortization of deferred compensation	1,945	1,075	375
Decrease (increase) in other assets	905	79	72
(Decrease) increase in other liabilities	(623)	(592)	(796)
Other, net	(103,811)	(1,461)	(1,664)

Total adjustments	(108,572)	(31,607)	(24,861)

Net cash used in operating activities	(75,152)	(4,612)	(5,793)

Cash flows from investing activities:
Net capital investments in bank subsidiaries	(38,350)	(2,500)	(4,000)
Proceeds from bank subsidiary for Lodestar acquisition	—	—	—
Repayment of investment in subsidiaries	—	—	3,538
Purchase of premises	—	—	—

Net cash used in investing activities	(38,350)	(2,500)	(462)
Cash flows from financing activities:
Funds borrowed	127,645	—	5,000
Repayment of funds borrowed	(34,600)	—	(35,000)
Proceeds from secondary offering	—	—	58,270
Proceeds from exercise of stock options	13,203	6,672	669
Repayment of loan to executive officer	—	—	—
Acquisition of treasury stock	(521)	(2,207)	—
Dividends paid	(3,726)	(2,424)	(1,410)

Net cash provided by financing activities	102,001	2,041	27,529

Net (decrease) increase in cash and cash equivalents	(11,501)	(5,071)	21,724
Cash and cash equivalents at beginning of year	16,926	21,997	723

Cash and cash equivalents at end of year	$5,425	$16,926	$21,997

Cash paid during the year for:
Interest	$3,371	$1,949	$2,854
Income taxes	$21,263	$3,800	$1,920

NOTE 18—CAPITAL TRANSACTIONS

On June 20, 2005, the Company acquired The PrivateBank- Michigan as part of its acquisition of BHB. Prior to the close of the acquisition, the Company completed a private placement of $7.6 million of its common stock to investors in that bank’s market area, including certain members of the bank’s management team.

During 2005 and 2004, the Company repurchased 15,328 and 69,301 shares, respectively, of its common stock in connection with the satisfaction of stock option exercises and minimum federal withholding tax requirements on the exercise of stock options by a board member, certain employees and the Chief Executive Officer of the Company and shares repurchased in the open market.

PRIVATEBANCORP, INC. AND SUBSIDIARIES

SUPPLEMENTAL FINANCIAL DATA

Selected Quarterly Financial Data (unaudited)

The following are the consolidated results of operations on a quarterly basis:

	2005				2004
	Fourth	Third	Second	First	Fourth	Third	Second	First
	(In thousands except ratios and per share data)
Summary Income Statement
Interest Income
Loans, including fees	$45,244	$39,580	$29,198	$25,591	$22,802	$20,315	$18,702	$17,680
Federal funds sold and interest-bearing deposits	207	166	93	34	12	18	4	6
Securities	8,585	9,093	9,428	9,213	9,386	8,436	7,820	7,929

Total interest income	54,036	48,839	38,719	34,838	32,200	28,769	26,526	25,615
Interest expense	26,319	22,575	16,927	14,211	12,028	10,284	9,192	8,064

Net interest income	27,717	26,264	21,792	20,627	20,172	18,485	17,334	17,551
Provision for loan loss	1,690	2,046	1,900	902	1,498	851	724	1,326

Net interest income after provision for loan loss	26,027	24,218	19,892	19,725	18,674	17,634	16,610	16,225

Non-Interest income
Banking, wealth management services and other income	4,916	5,076	4,311	3,805	3,850	3,899	3,472	2,980
Securities (losses) gains, net	(192)	(249)	1,045	(105)	(123)	1,259	(1,166)	998
Gains (losses) on swap	252	644	(972)	479	(11)	(1,118)	1,325	(1,066)

Total non-interest income	4,976	5,471	4,384	4,179	3,716	4,040	3,631	2,912

Non-Interest expense
Salaries and employee benefits	9,969	9,408	7,158	7,018	7,124	6,811	6,057	6,035
Amortization of intangibles	156	156	57	42	42	42	42	42
Occupancy expense	2,012	1,963	1,804	1,738	1,567	1,394	1,350	1,360
Other non-interest expense	5,989	5,029	3,762	3,667	3,299	3,636	3,771	3,102

Total non-interest expense	18,126	16,556	12,781	12,465	12,032	11,883	11,220	10,539

Minority interest expense	76	82	73	76	64	74	65	67
Income before income taxes	12,801	13,051	11,422	11,363	10,294	9,717	8,956	8,531
Provision for income taxes	3,951	4,186	3,523	3,557	2,768	2,654	2,500	2,581

Net income	$8,850	$8,865	$7,899	$7,806	$7,526	$7,063	$6,456	$5,950

Key Statistics
Diluted earnings per share	0.41	0.41	0.38	0.37	0.36	0.34	0.31	0.29
Basic earnings per share	0.43	0.43	0.39	0.39	0.38	0.35	0.33	0.31
Return on average total assets	1.04%	1.09%	1.18%	1.24%	1.24%	1.23%	1.20%	1.17%
Return on average total equity	15.72%	15.94%	15.45%	15.81%	15.65%	15.29%	14.86%	13.87%
Fee income to total revenue	15.07%	16.20%	16.89%	15.98%	16.03%	17.41%	16.69%	14.51%
Net interest margin	3.55%	3.53%	3.53%	3.57%	3.63%	3.58%	3.51%	3.80%
Yield on average earning assets	6.79%	6.44%	6.16%	5.93%	5.70%	5.46%	5.27%	5.46%
Cost of average paying liabilities	3.64%	3.26%	2.99%	2.68%	2.36%	2.14%	2.03%	1.89%
Efficiency ratio (TEA)	53.6%	50.40%	46.80%	48.10%	48.3%	50.0%	50.8%	49.1%
Common Stock Information
Book value per share	$11.22	$10.86	$10.51	$9.79	$9.51	$9.19	$8.54	$8.72
Dividends paid per share	0.045	0.045	0.045	0.045	0.030	0.030	0.030	0.030
Outstanding shares at end of period	20,983,934	20,978,119	20,928,869	20,467,143	20,400,103	20,346,303	20,344,073	19,954,848

PRIVATEBANCORP, INC. AND SUBSIDIARIES

SUPPLEMENTAL FINANCIAL DATA

Selected Quarterly Financial Data (unaudited)

	2005				2004
	Fourth	Third	Second	First	Fourth	Third	Second	First
	(In thousands except ratios and per share data)
Number of Shares Used to Compute:
Basic earnings per share	20,427,363	20,408,238	20,065,931	19,973,853	19,911,662	19,921,465	19,706,993	19,461,134
Diluted earnings per share	21,410,469	21,373,287	20,971,907	20,998,095	20,976,725	20,947,078	20,708,906	20,614,694
Capital ratios
Total equity to total assets	6.74%	6.85%	6.87%	7.70%	7.65%	7.95%	7.90%	8.14%
Total risk-based capital ratio	10.54%	10.13%	10.60%	11.07%	11.29%	11.80%	12.14%	12.14%
Tier-1 risk-based capital ratio	8.50%	8.67%	9.18%	10.03%	10.24%	10.71%	11.00%	11.01%
Leverage ratio	7.09%	7.07%	7.94%	7.61%	7.71%	7.74%	7.83%	8.03%
Selected financial condition
Data (at end of period)
Total securities	$695,151	$720,055	$769,218	$764,917	$763,985	$759,328	$722,582	$692,678
Total loans	2,608,067	2,421,725	2,192,542	1,729,882	1,653,363	1,471,083	1,407,586	1,344,707
Total assets	3,494,210	3,325,698	3,202,072	2,601,690	2,535,817	2,352,366	2,199,170	2,139,095
Total deposits	2,823,382	2,572,234	2,407,341	2,003,239	1,872,635	1,808,532	1,673,404	1,622,899
Funds borrowed	296,980	417,664	464,799	340,737	414,519	301,558	306,446	297,537
Total stockholders’ equity	235,530	227,805	219,906	200,372	194,073	187,035	173,669	174,041
Credit quality
Non-performing assets:
Loans delinquent over 90 days	280	744	2,026	1,335	1,438	1,638	644	715
Nonaccrual loans	663	472	1,212	1,448	1,090	797	151	131
Other real estate	393	211	413	—	—	—	—	—

Total non-performing assets	$1,336	$1,427	$3,651	$2,783	$2,528	$2,435	$795	$846

Loans charged-off	188	19	328	3	330	831	0	5
Recoveries	(2)	(705)	(18)	(63)	(67)	(427)	(51)	(108)

Net charge-offs (recoveries)	$186	$(686)	$310	$(60)	$263	$404	$(51)	$(103)

Provision for loan losses	$1,690	$2,046	$1,900	$902	$1,498	$851	$724	$1,326

Key Ratios:
Net charge-offs to average loans	0.03%	-0.12%	0.07%	-0.01%	0.07%	0.11%	-0.01%	-0.03%
Total non-performing loans to total loans	0.04%	0.05%	0.15%	0.16%	0.15%	0.17%	0.06%	0.06%
Total non-performing assets to total assets	0.04%	0.04%	0.11%	0.11%	0.10%	0.10%	0.04%	0.04%
Loan Loss Reserve Summary:
Balance at beginning of period	$27,884	$25,152	$23,562	$18,986	$17,751	$17,304	$16,529	$15,100
Provision	1,690	2,046	1,900	902	1,498	851	724	1,326
Net charge-offs (recoveries)	186	(686)	310	(60)	263	404	(51)	(103)

Ending allowance for loan losses	$29,388	$27,884	$25,152	$19,948	$18,986	$17,751	$17,304	$16,529
Net loan charge-offs (recoveries):
Commercial real estate	$—	$—	$—	$—	$—	$—	$—	$—
Residential real estate	—	—	—	—	—	—	—	—
Commercial	—	(115)	270	(60)	184	(314)	(49)	(105)
Personal	186	(571)	40	0	79	718	(2)	2
Home equity	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—

Total net loan charge-offs (recoveries)	$186	$(686)	$310	$(60)	$263	$404	$(51)	$(103)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIVATEBANCORP, INC.

By:	/s/ RALPH B. MANDELL
Ralph B. Mandell, Chairman, President and Chief Executive Officer

Date: March 8, 2006

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

Signature	Title	Date

/s/ RALPH B. MANDELL Ralph B. Mandell	Chairman, President, Chief Executive Officer and Director	March 8, 2006

/s/ DENNIS L. KLAESER Dennis L. Klaeser	Chief Financial Officer	March 8, 2006

/s/ LISA M. O’NEILL Lisa M. O’Neill	Controller	March 8, 2006

/s/ DONALD L. BEAL Donald L. Beal	Director	March 8, 2006

/s/ WILLIAM A. CASTELLANO William A. Castellano	Director	March 8, 2006

/s/ ROBERT F. COLEMAN Robert F. Coleman	Director	March 8, 2006

/s/ PATRICK F. DALY Patrick F. Daly	Director	March 8, 2006

/s/ WILLIAM A. GOLDSTEIN William A. Goldstein	Director	March 8, 2006

/s/ JAMES M. GUYETTE James M. Guyette	Director	March 8, 2006

/s/ RICHARD C. JENSEN Richard C. Jensen	Director	March 8, 2006

/s/ PHILIP M. KAYMAN Philip M. Kayman	Director	March 8, 2006

Signature	Title	Date

/s/ CHERYL MAYBERRY MCKISSACK Cheryl Mayberry McKissack	Director	March 8, 2006

/s/ THOMAS F. MEAGHER Thomas F. Meagher	Director	March 8, 2006

/s/ WILLIAM J. PODL William J. Podl	Director	March 8, 2006

/s/ EDWARD W. RABIN Edward W. Rabin	Director	March 8, 2006

/s/ WILLIAM R. RYBAK William R. Rybak	Director	March 8, 2006

/s/ ALEJANDRO SILVA Alejandro Silva	Director	March 8, 2006

Michael B. Susman	Director	March 8, 2006

/s/ JOHN B. WILLIAMS John B. Williams	Director	March 8, 2006

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION OF EXHIBITS
2.1	Agreement and Plan of Merger by and among PrivateBancorp, Inc., BHB Acquisition Corp., and Bloomfield Hills Bancorp. Inc., dated as of April 14, 2005 (filed as an exhibit to the Company’s Form 8-K filed on April 15, 2005 (File No. 000-75887) and incorporated herein by reference).

3.1	Certificate of amendment of the Amended and Restated Certificate of Incorporation of PrivateBancorp, Inc., as amended (filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2004 (File No. 000-75887) and incorporated herein by reference).

3.2	Amended and Restated Certificate of Incorporation of PrivateBancorp, Inc., as amended (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003 (File No. 000-75887) and incorporated herein by reference).

3.3	Amended and Restated By-laws of PrivateBancorp, Inc. (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003 (File No. 000-75887) and incorporated herein by reference).

4.1	Certain instruments defining the rights of the holders of long-term debt of the Company and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis, have not been filed as exhibits. The Company hereby agrees to furnish a copy of any of these agreements to the SEC upon request.

10.1	Lease Agreement for banking facility located at Ten North Dearborn, Chicago, Illinois dated January 1, 1992, as amended, by and between General American Life Insurance Company as successor-in-interest to LaSalle National Trust, N.A., as successor trustee to LaSalle National Bank, not personally but as Trustee under Trust Agreement dated November 6, 1985 and known as Trust No. 110519 and The PrivateBank and Trust Company (filed as an exhibit to the Company’s Form S-1 Registration Statement (File No. 333-77147) and incorporated herein by reference).

10.2	Lease Agreement for banking facility located at 1603 West Sixteenth Street, Oak Brook, Illinois dated October 1996 by and between Columbia Lisle Limited Partnership and The PrivateBank and Trust Company (filed as an exhibit to the Company’s Form S-1 Registration Statement (File No. 333-77147) and incorporated herein by reference).

10.3	First Amendment to Lease dated May 31, 2001 by and between Columbia Lisle Limited Partnership and The PrivateBank and Trust Company (filed as an exhibit to the Company’s Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference).

10.4	Lease Agreement for banking facility located at 517 Green Bay Road, Wilmette, Illinois dated as of May 2, 1994 by and between Gunnar H. Hedlund, Doris S. Hedlund, Robert P. Hedlund and Gerald A. Hedlund, LaSalle National Trust, N.A., as successor trustee to LaSalle National Bank, not personally but solely as Trustee under Trust Agreement dated December 28, 1972 and known as Trust No. 45197 and The PrivateBank and Trust Company (filed as an exhibit to the Company’s Form S-1 Registration Statement (File No. 333-77147) and incorporated herein by reference).

10.5	First Amendment to lease dated January 1, 2002 by and between Towne Square Realty, L.L.C. and The PrivateBank and Trust Company (filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002
(File No. 000-75887) and incorporated herein by reference).

10.6	Sublease Agreement for banking facility located at 1401 South Brentwood Blvd., St. Louis, Missouri, dated as of December 13, 1999, by and between Union Planters Bank, National Association, St. Louis Brentwood Associates, L.P. and PrivateBancorp, Inc. (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 000-75887) and incorporated herein by reference).

EXHIBIT NO.	DESCRIPTION OF EXHIBITS
10.7	Lease Agreement for banking facility located at 312 Crescent Place, Geneva, Illinois by and between Shodeen Management Company as agent for the beneficiaries of a land trust with Harris Bank St. Charles, pursuant to Trust Agreement dated March 4, 1994, and known as Trust No. 2321, and The PrivateBank and Trust Company dated January 9, 2001, (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 000-75887) and incorporated herein by reference).

10.8	Lease Agreement dated August 31, 1995 between 208 South LaSalle Associates, L.P. and Lodestar Financial Services, Inc. (filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 000-75887) and incorporated herein by reference).

10.9	First Amendment to lease dated February 15, 2000 between LaSalle-Adams, L.L.C. and Lodestar Financial Services, Inc. (filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 000-75887) and incorporated herein by reference).

10.10	Second Amendment to lease dated August 12, 2002 between LaSalle-Adams, L.L.C. and Lodestar Investment Counsel, Inc. (filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 000-75887) and incorporated herein by reference).

10.11	Lease agreement for banking facility located at 919 North Michigan Ave., Chicago, Illinois dated July 22, 2004, by and between Palmolive Building Retail LLC and The PrivateBank and Trust Company (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q on the quarter ended September 30, 2004 (File No. 000-75887) and incorporated herein by reference).

10.12	PrivateBancorp, Inc. Amended and Restated Stock Incentive Plan (filed as Appendix A to the Company’s Proxy Statement for its 2000 Annual Meeting of Stockholders
(File No. 000-75887) and incorporated herein by reference).*

10.13	PrivateBancorp, Inc. Incentive Compensation Plan (filed as Appendix A to the Company’s Proxy Statement for its 2003 Annual Meeting of Stockholders (File No. 000-75887) and incorporated herein by reference).*

10.14	PrivateBancorp, Inc. Deferred Compensation Plan (filed as an exhibit to the Company’s Form S-8 Registration Statement (File No. 333-104807) and incorporated herein by reference).*

10.15	Employment Agreement by and between Ralph B. Mandell and PrivateBancorp, Inc. dated July 1, 2001 (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 000-75887) and incorporated herein by reference).*

10.16	Outsourcing Agreement by and between The PrivateBank and Trust Company and Marshall & Ilsley Corporation, acting through its division M&I Data Services, dated as of April 9, 1999 (filed as an exhibit to the Company’s Form S-1 Registration Statement (File No. 333-77147) and incorporated herein by reference).

10.17	Employment Agreement by and between Richard C. Jensen, PrivateBancorp, Inc. and The PrivateBank – St. Louis dated as of October 1, 2003 (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003
(File No. 000-75887) and incorporated herein by reference).*

10.18	Form of Indemnification Agreement by and between PrivateBancorp, Inc. and its directors and executive officers (filed as an exhibit to the Company’s Form S-1 Registration Statement (File No. 333-77147) and incorporated herein by reference).*

EXHIBIT NO.	DESCRIPTION OF EXHIBITS

10.19	Loan Agreement dated as of February 11, 2000, between PrivateBancorp, Inc. and LaSalle Bank National Association (filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 000-75887) and incorporated herein by reference).

10.20	Amendment No. 1 to Loan Agreement dated as of February 11, 2002 between PrivateBancorp, Inc. and LaSalle Bank National Association (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 000-75887) and incorporated herein by reference).

10.21	Amendment No. 2 to Loan Agreement dated as of April 11, 2002 between PrivateBancorp, Inc. and LaSalle Bank National Association (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 000-75887) and incorporated herein by reference).

10.22	Amendment No. 3 to Loan Agreement dated as of December 24, 2002 between PrivateBancorp, Inc. and LaSalle Bank National Association (filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 000-75887) and incorporated herein by reference).

10.23	Amendment No. 4 to Loan Agreement dated as of December 1, 2003 between PrivateBancorp, Inc. and LaSalle Bank National Association (filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-75887) and incorporated herein by reference).

10.24	Amendment No. 5 to Loan Agreement dated as of December 1, 2004, between PrivateBancorp, Inc. and LaSalle Bank National Association. (filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 000-75887) and incorporated herein by reference).

10.25	Amended and Restated Loan and Subordinated Debenture Purchase Agreement dated as of September 29, 2005 by and between PrivateBancorp, Inc. and LaSalle Bank National Association (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (File No. 000-75887) and incorporated herein by reference).

10.26	Employment Agreement by and among William Goldstein and Lodestar Investment Counsel LLC, dated as of December 30, 2002 (filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 000-75887) and incorporated herein by reference).*

10.27	Employment Agreement by and among Dennis Klaeser and PrivateBancorp, Inc. dated October 1, 2003 (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 000-75887) and incorporated herein by reference).*

10.28	Employment Agreement by and among Hugh H. McLean, PrivateBancorp, Inc. and The PrivateBank and Trust Company dated October 1, 2003 (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 000-75887) and incorporated herein by reference).*

10.29	Employment Agreement by and among Gary S. Collins, PrivateBancorp, Inc. and The PrivateBank and Trust Company dated as of October 1, 2003 (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 000-75887) and incorporated herein by reference).*

EXHIBIT NO.	DESCRIPTION OF EXHIBITS

10.30	Form of Incentive Stock Option Agreement pursuant to the PrivateBancorp, Inc. Incentive Compensation Plan (filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 000-75887) and incorporated herein by reference).

10.31	Form of Director Stock Option Agreement pursuant to the PrivateBancorp, Inc. Incentive Compensation Plan. (filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 000-75887) and incorporated herein by reference).

10.32	Form of Restricted Stock Award Agreement pursuant to the PrivateBancorp, Inc. Incentive Compensation Plan. (filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 000-75887) and incorporated herein by reference).

10.33	Employment Agreement by and among Wallace L. Head and PrivateBancorp, Inc. dated as of April 6, 2005.(1)*

10.34	Employment Agreement by and among James A. Ruckstaetter, PrivateBancorp, Inc. and The PrivateBank and Trust Company dated as of April 6, 2005.(1)*

10.35	Employment Agreement by and among Jay B. Williams and PrivateBancorp, Inc. dated as of April 6, 2005. (1)*

10.36	Employment Agreement by and among David Provost and PrivateBancorp, Inc. dated as of June 20, 2005 (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 000-75887) and incorporated herein by reference).*

12.1	Calculation of Ratio of Earnings to Fixed Charges.(1)

21.1	Subsidiaries of the Registrant.(1)

23.1	Consent of Ernst & Young LLP.(1)

24.1	Powers of Attorney (set forth on signature page).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)

(1)	Filed herewith.
*	Indicates management contracts or compensatory plans or arrangements required to be filed as an exhibit.