Form 10-Q
period 2006-05-09
PRIVATEBANCORP INC
filed 2006-05-09
CIK 889936

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 1, 2006
Common, no par value	21,164,559

PRIVATEBANCORP, INC.

FORM 10-Q Quarterly Report

  Selected Financial Data

The following table summarizes certain selected unaudited consolidated financial information of PrivateBancorp, Inc. at or for the periods indicated. This information should be read in conjunction with the unaudited consolidated financial statements and related notes included pursuant to Item 1 of this report.

	Quarter Ended
	03/31/06	12/31/05	09/30/05	06/30/05	03/31/05
	(dollars in thousands, except per share data)
Selected Statement of Income Data:
Interest income:
Loans, including fees	$48,910	$45,244	$39,580	$29,198	$25,591
Securities	8,302	8,585	9,093	9,428	9,213
Federal funds sold and interest-bearing deposits	87	207	166	93	34
Total interest income	57,299	54,036	48,839	38,719	34,838
Interest expense:
Interest-bearing demand deposits	241	248	218	217	181
Savings and money market deposit accounts	11,463	9,998	8,072	7,140	5,352
Brokered deposits and other time deposits	12,848	10,754	8,521	6,229	5,719
Funds borrowed	3,468	3,756	4,387	2,750	2,474
Long-term debt --trust preferred securities	1,504	1,563	1,377	591	485
Total interest expense	29,524	26,319	22,575	16,927	14,211
Net interest income (8)	27,775	27,717	26,264	21,792	20,627
Provision for loan losses	2,253	1,690	2,046	1,900	902
Net interest income after provision for loan losses	25,522	26,027	24,218	19,892	19,725
Non-interest income:
Wealth management income	3,160	2,771	2,627	2,232	2,198
Mortgage banking income	724	784	1,284	1,076	742
Other income	1,138	1,361	1,165	885	865
Securities (losses) gains, net	(578)	(192)	(249)	1,045	(105)
Gains (losses) on interest rate swap	555	252	644	(972)	479
Total non-interest income	4,999	4,976	5,471	4,266	4,179
Non-interest expense:
Salaries and employee benefits	10,536	10,677	10,011	8,212	7,410
Occupancy expense	2,169	2,012	1,963	1,804	1,738
Professional fees	1,016	1,284	1,272	872	1,022
Wealth management fees	406	326	308	234	193
Marketing	913	1,140	1,150	645	614
Data processing	766	820	803	627	582
Insurance	310	287	275	270	263
Amortization of intangibles	154	156	156	57	42
Other operating expenses	1,288	2,132	1,221	995	993
Total non-interest expense	17,558	18,834	17,159	13,716	12,857
Minority interest expense	77	76	82	73	76
Income before income taxes	12,886	12,093	12,448	10,369	10,971
Income tax expense	3,899	3,851	4,542	3,154	3,420
Net income	$ 8,987	$ 8,242	$ 7,906	$ 7,215	$ 7,551
Per Share Data:
Basic earnings	$ 0.44	$ 0.40	$ 0.39	$ 0.36	$ 0.38
Diluted earnings	0.42	0.39	0.37	0.34	0.36
Dividends	0.060	0.045	0.045	0.045	0.045
Book value (at end of period)	11.58	11.34	10.97	10.63	9.90

All previously reported data has been restated to reflect the adoption of SFAS No. 123(R), “Share Based Payment”

	Quarter Ended
	03/31/06	12/31/05	09/30/05	06/30/05	03/31/05
Selected Financial Data (at end of period):
Total securities(1)	$ 682,355	$ 695,151	$ 720,054	$ 769,218	$ 764,918
Total loans	2,786,075	2,608,067	2,421,724	2,192,542	1,729,882
Total assets	3,670,506	3,496,597	3,327,984	3,204,715	2,603,964
Total deposits	2,939,502	2,823,382	2,572,233	2,407,342	2,003,240
Funds borrowed	351,523	296,980	417,664	464,799	340,737
Long-term debt—trust preferred securities	98,000	98,000	78,000	78,000	20,000
Total stockholders’ equity	245,120	237,918	230,092	207,532	202,647
Wealth management assets under management	2,716,599	2,436,766	2,061,510	1,984,371	1,735,292
Selected Financial Ratios and Other Data:
Performance Ratios:
Net interest margin(2)(8)	3.45%	3.55%	3.53%	3.53%	3.57%
Net interest spread(3)	3.04	3.15	3.18	3.17	3.25
Non-interest income to average assets	0.57	0.58	0.67	0.65	0.67
Non-interest expense to average assets	2.01	2.20	2.10	2.06	2.05
Net overhead ratio(4)	1.44	1.62	1.43	1.40	1.38
Efficiency ratio(5), (8)	51.7	55.7	52.21	50.46	49.6
Return on average assets(6)	1.03	0.97	0.97	1.07	1.20
Return on average equity(7)	15.26	14.49	14.06	13.95	15.13
Fee income to total revenue(8)(9)	15.32	15.07	16.20	16.51	15.57
Dividend payout ratio	14.06	11.41	11.91	12.84	12.16
Asset Quality Ratios:
Non-performing loans to total loans	0.15%	0.04%	0.05%	0.15%	0.16%
Allowance for loan losses to:
total loans	1.13	1.13	1.15	1.15	1.15
non-performing loans	693	2,201	1,954	689	717
Net charge-offs (recoveries) to average total loans	0.02	0.03	(0.12)	0.07	(0.01)
Non-performing assets to total assets	0.12	0.04	0.04	0.11	0.11
Non-accrual loans to total loans	0.12	0.03	0.02	0.06	0.08
Balance Sheet Ratios:
Loans to deposits	94.8%	92.4%	94.2%	91.1%	86.4%
Average interest-earning assets to average interest-bearing liabilities	111.2	112.0	111.7	113.6	113.5
Capital Ratios:
Total equity to total assets	6.68%	6.80%	6.91%	6.94%	7.94%
Total risk-based capital ratio	10.48	10.54	10.13	10.60	11.07
Tier 1 risk-based capital ratio	8.54	8.50	8.67	9.18	10.03
Leverage ratio	7.25	7.09	7.07	7.94	7.61

(1)	The entire securities portfolio was classified as “available-for-sale” for the periods presented.
(2)	Net interest income, on a tax-equivalent basis, divided by average interest-earning assets.
(3)	Yield on average interest-earning assets less rate on average interest-bearing liabilities.
(4)	Non-interest expense less non-interest income divided by average total assets.
(5)	Non-interest expense divided by the sum of net interest income (tax equivalent) plus non-interest income.
(6)	Net income divided by average total assets.
(7)	Net income divided by average common equity.

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

Reconciliation of net interest income to net interest income on a tax equivalent basis
	1Q06	4Q05	3Q05	2Q05	1Q05
Net interest income	$27,775	$27,717	$26,264	$21,792	$20,627
Tax equivalent adjustment to net interest income	1,174	1,143	1,132	1,125	1,107
Net interest income, tax equivalent basis	$28,949	$28,860	$27,396	$22,917	$21,734

(9)	Wealth management, mortgage banking and other income as a percentage of the sum of net interest income and wealth management, mortgage banking and other income.

Part I

Item 1. Financial Statements

PRIVATEBANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31, 2006	December 31, 2005	March 31, 2005
	(unaudited)		(unaudited)
Assets
Cash and due from banks	$ 42,827	$ 47,736	$ 29,943
Federal funds sold and other short-term investments	9,613	14,133	5,047
Total cash and cash equivalents	52,440	61,869	34,990
Loans held for sale	9,747	5,269	8,678
Available-for-sale securities, at fair value	682,355	695,151	764,917
Loans, net of unearned discount	2,786,075	2,608,067	1,729,882
Allowance for loan losses	(31,497)	(29,388)	(19,948)
Net loans	2,754,578	2,578,679	1,709,934
Goodwill	63,176	63,176	20,547
Premises and equipment, net	15,146	11,754	6,990
Accrued interest receivable	18,162	16,642	11,308
Other assets	74,902	64,057	46,599
Total assets	$3,670,506	$3,496,597	$2,603,963
Liabilities and Stockholders’ Equity
Demand deposits:
Non-interest-bearing	$ 240,961	$ 252,625	$ 173,558
Interest-bearing	142,734	132,787	100,598
Savings and money market deposit accounts	1,243,501	1,272,353	1,016,876
Brokered deposits	704,586	586,605	387,367
Other time deposits	607,720	579,012	324,840
Total deposits	2,939,502	2,823,382	2,003,239
Funds borrowed	351,523	296,980	340,737
Long-term debt --trust preferred securities	98,000	98,000	20,000
Accrued interest payable	10,813	8,767	3,993
Other liabilities	25,548	31,550	33,348
Total liabilities	$3,425,386	$3,258,679	$2,401,317
Stockholders’ Equity
Preferred stock, 1,000,000 shares authorized	—	—	—
Common stock, without par value, $1 stated value; 39,000,000 shares authorized; 21,159,339, 20,983,934, and 20,467,143 shares issued and outstanding as of March 31, 2006, December 31, 2005 and March 31, 2005, respectively	20,729	20,492	20,045
Treasury stock	(3,724)	(2,728)	(2,235)
Additional paid-in-capital	122,991	120,065	107,023
Retained earnings	100,378	92,655	72,101
Accumulated other comprehensive income	4,746	7,434	5,712
Total stockholders’ equity	245,120	237,918	202,646
Total liabilities and stockholders’ equity	$3,670,506	$3,496,597	$2,603,963

The accompanying notes to consolidated financial statement are an integral part of these statements. All previously reported data has been restated to reflect the adoption of SFAS No. 123(R), “Share Based Payment”

PrivateBancorp, Inc. and Subsidiaries
Consolidated Statements of Income (unaudited)
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2006	2005
Interest Income
Loans, including fees	$48,910	$25,591
Federal funds sold and interest-bearing deposits	87	34
Securities:
Taxable	5,735	6,794
Exempt from federal income taxes	2,567	2,419
Total interest income	57,299	34,838
Interest Expense
Deposits:
Interest-bearing demand	241	181
Savings and money market	11,463	5,352
Brokered and other time	12,848	5,719
Funds borrowed	3,468	2,474
Long-term debt -- trust preferred securities	1,504	485
Total interest expense	29,524	14,211
Net interest income	27,775	20,627
Provision for loan losses	2,253	902
Net interest income after provision for loan losses	25,522	19,725
Non-interest Income
Wealth management income	3,160	2,198
Mortgage banking income	724	742
Other income	1,138	865
Securities losses, net	(578)	(105)
Trading gains (losses) on interest rate swap	555	479
Total non-interest income	4,999	4,179
Non-interest Expense
Salaries and employee benefits	10,536	7,410
Occupancy expense, net	2,169	1,738
Professional fees	1,016	1,022
Wealth management fees	406	193
Marketing	913	614
Data processing	766	582
Postage, telephone & delivery	373	254
Insurance	310	263
Amortization of intangibles	154	42
Other non-interest expense	915	739
Total non-interest expense	17,558	12,857
Minority interest expense	77	76
Income before income taxes	12,886	10,971
Income tax provision	3,899	3,420
Net income	$8,987	$7,551
Basic earnings per share	$0.44	$0.38
Diluted earnings per share	$0.42	$0.36

The accompanying notes to consolidated financial statement are an integral part of these statements. All previously reported data has been restated to reflect the adoption of SFAS No. 123(R), “Share Based Payment”

PRIVATEBANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2006 AND 2005 (UNAUDITED)
(In thousands, except per share data)

	Common Stock	Treasury Stock	Additional paid-in-capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance, January 1, 2005	$19,986	$ (2,207)	$105,907	$65,467	$ 7,056	$196,209
Net income	—	—	—	7,551	—	7,551
Net decrease in fair value of securities classified as available-for-sale, net of income taxes and reclassification adjustments	—	—	—	—	(1,344)	(1,344)
Total comprehensive income	—	—	—	7,551	(1,344)	6,207
Cash dividends declared ($0.045 per share)	—	—	—	(917)	—	(918)
Issuance of common stock	55	—	309	—	—	364
Acquisition of treasury stock	4	(28)	24	—	—	—
Restricted shares expense	—	—	333	—	—	333
Stock option expense	—	—	392	—	—	392
Tax benefit from certain stock option exercises and vesting restricted shares	—	—	58	—	—	58
Balance, March 31, 2005	$20,045	$ (2,235)	$ 107,023	$72,101	$ 5,712	$202,646
Balance, January 1, 2006	$20,492	$ (2,728)	$120,065	$92,655	$ 7,434	$237,918
Net income	—	—	—	8,987	—	8,987
Net increase in fair value of securities classified as available-for-sale, net of income taxes and reclassification adjustments	—	—	—	—	(2,688)	(2,688)
Total comprehensive income	—	—	—	8,987	(2,688)	6,299
Cash dividends declared ($0.06 per share)	—	—	—	(1,264)	—	(1,264)
Issuance of common stock	185	—	480	—	—	665
Acquisition of treasury stock	52	(996)	437	—	—	(507)
Restricted shares expense	—	—	514	—	—	514
Stock option expense	—	—	443	—	—	443
Tax benefit from certain stock option exercises and vesting restricted shares	—	—	1,052	—	—	1,052
Balance, March 31, 2006	$20,729	$(3,724)	$122,991	$100,378	$4,746	$245,120

The accompanying notes to consolidated financial statement are an integral part of these statements. All previously reported data has been restated to reflect the adoption of SFAS No. 123(R), “Share Based Payment”

PRIVATEBANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2006 AND 2005 (UNAUDITED)
(In thousands)
	Three months ended March 31,
	2006	2005
Cash flows from operating activities
Net income	$ 8,987	$ 7,551
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	721	500
Deferred compensation expense, net of forfeitures	546	333
Stock option expense	443	392
Provision for loan losses	2,253	902
Net gain on sale of securities	578	105
Gains on interest rate swap	(555)	(479)
Net increase in loans held for sale	(4,479)	(1,478)
Increase (decrease) in deferred loan fees	456	(129)

Change in minority interest	77	76
Increase in accrued interest receivable	(1,520)	(759)
Increase (decrease) in accrued interest payable	2,046	44
Increase in other assets	(9,855)	(2,481)
(Decrease) increase in other liabilities	(3,589)	3,439
Total adjustments	(12,878)	465
Net cash provided by operating activities	(3,891)	8,016
Cash flows from investing activities
Proceeds from maturities, paydowns, and sales of available-for-sale securities	36,415	15,218
Purchase of securities available-for-sale	(27,777)	(37,843)
Redemption of FHLB (Chicago) stock	--	20,000
Net loan principal advanced	(178,582)	(76,308)
Premises and equipment expenditures	(4,116)	(992)
Net cash used in investing activities	(174,060)	(79,925)
Cash flows from financing activities
Net increase in total deposits	116,147	130,607
Proceeds from exercise of stock options	1,154	392
Acquisition of treasury stock	(997)	(28)
Dividends paid	(1,264)	(918)
Excess tax benefit from share-based payments	(1,044)	(25)
Issuance of debt	167,426	161,306
Repayment of debt	(112,900)	(235,089)
Net cash provided by financing activities	168,522	56,245
Net decrease in cash and cash equivalents	(9,429)	(15,664)
Cash and cash equivalents at beginning of year	61,869	50,654
Cash and cash equivalents at end of period	$ 52,440	$ 34,990

The accompanying notes to consolidated financial statement are an integral part of these statements. All previously reported data has been restated to reflect the adoption of SFAS No. 123(R), “Share Based Payment”

PRIVATEBANCORP, INC. AND SUBSIDIARIES

NOTE 1—BASIS OF PRESENTATION

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

The annualized results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results expected for the full year ending December 31, 2006. The accompanying consolidated financial statements are unaudited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, or cash flows in accordance with generally accepted accounting principles. The March 31, 2006 consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2005 included in the Company’s Annual Report on Form 10-K. For 2005, The PrivateBank - Michigan’s results of operations are included since the date of acquisition, June 20, 2005.

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

In December 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 123R (revised 2004), “Share Based Payment”. This statement requires use of the fair value method of accounting for share-based payment transactions with employees. With the adoption of SFAS No. 123R effective January 1, 2006, the Company began accounting for stock options under the fair value method of accounting and estimating expected forfeitures of stock grants instead of its previous practice of accounting for forfeitures as they occurred. In addition, the Company began to classify the excess tax benefits, if any, related to employee option exercises as financing activities rather than operating activities in its consolidated statements of cash flows. Upon adoption of SFAS No. 123R, the Company elected the modified-retrospective-transition method, which results in the unaudited restatement of prior periods by recognizing compensation cost in the amounts previously reported in the pro forma footnote disclosures. Also, certain reclassifications have been made to prior periods’ consolidated financial statements to place them on a basis comparable with the current period’s consolidated financial statements.

NOTE 2—ACCOUNTING FOR STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123R (revised 2004), “Share Based Payment.” The Company elected the modified-retrospective-transition method which results in the restatement of prior periods by recognizing compensation cost in the amounts previously reported in the pro forma footnote disclosures. Compensation cost recognized includes the cost of all share-based payments granted, but not yet fully vested in all periods presented. Additionally, the balance of certain accounts have been adjusted on a cumulative basis to reflect the activity of periods that are not presented. The following table includes the adjustments to these accounts as of January 1, 2005, the beginning of the earliest period presented.

	As Reported January 1, 2005	Adjustment for adoption of SFAS No. 123R	Adjusted Balance January 1, 2005
	(in thousands)
Retained earnings	73,789	8,322	65,4674
Additional Paid in Capital	100,091	5,816	105,907
Deferred compensation	(5,056)	5,056	--
Deferred Income Tax Asset	(588)	2,136	1,548

Prior to January 1, 2006, the Company accounted for its stock-based employee compensation plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, as permitted by Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.” No stock based employee compensation was recognized in the Consolidated Statements of Income in periods prior to the restatements under SFAS No. 123R, as all options granted under the Company’s compensation plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Prior to the adoption of SFAS No. 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options and vesting of restricted shares as operating cash flows in the Statement of Cash Flows. SFAS No. 123R requires the cash flows resulting from the tax benefits of these tax deductions in excess of the compensation cost recognized for those share-based payments (the excess tax benefits) be classified as financing cash flows. The excess tax benefit in financing cash flows was $1.0 million in the first quarter of 2006 and $25,000 in the first quarter of 2005.

As of March 31, 2006, total unrecognized compensation costs related to unvested stock options was $4.2 million with a weighted average remaining life of 2.7 years.

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

The Company has the following employee savings and incentive plans.

a. Savings and Retirement Plan

The Company maintains The PrivateBancorp, Inc. Savings, Retirement, and Employee Stock Ownership Plan (the “Plan”) pursuant to Section 401(k) of the Internal Revenue Code, whereby eligible employees may contribute a percentage of compensation, but not in excess of the maximum amount allowed under the Code. The banks can make discretionary contributions to the Plan as determined and approved by the bank’s board of directors. Total discretionary contributions to the Plan amounted to $262,977 for the three months ended March 31, 2006 and $174,326 for the three months ended March 31, 2005.

b. Stock Options

The Company had stock options outstanding (split-adjusted) under its Stock Incentive Plan and its Incentive Compensation Plan of 452,310 and 903,835 at March 31, 2006, and 738,445 and 624,150 options outstanding at March 31, 2005, respectively, for each plan. All options have a strike price equal to the per share fair market value of the underlying common stock on the date of grant. All options have a term of 10 years. Options granted to employees are first exercisable beginning on the second anniversary date of the grant, and are fully vested on the fifth anniversary date. Options awarded to non-employee directors vest at the end of the year in which the awards are granted.

At March 31, 2006, 610,180 shares were available under the Incentive Compensation Plan to be granted either as stock options, restricted stock awards or deferred stock units. No shares remain available for grant under the Stock Incentive Plan.

The following table summarizes the status of the Company’s stock option agreements and stock option program as of March 31, 2006 and 2005, adjusted to reflect all stock splits and changes during the years then ended:

	2006		2005
	Weighted Average		Weighted Average
Shares	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of period	1,540,350	$17.65	1,445,585	$12.65
Granted	--	--	17,500	31.76
Exercised	(178,005)	6.48	(61,540)	6.37
Forfeited	(6,200)	27.61	(38,950)	18.26
Outstanding at end of period	1,356,145	$19.07	1,445,585	$13.02
Options exercisable at period-end	720,095		804,195
Weighted average fair value of options granted during the period	$--		$12.02

The range of exercise prices was $3.65 to $37.56 and the weighted average remaining contractual life was 6.9 years for stock options outstanding as of March 31, 2006.

The following table presents the range of exercise prices for the stock option grants outstanding at March 31, 2006.

Exercise Price Range	Stock Options Outstanding	Weighted Average Remaining Contractual Life
$3.65 - $7.50	452,310	4.0
$17.23 - $29.31	514,335	7.7
$30.59 - $37.56	389,500	9.1
Total stock options outstanding	1,356,145	6.9

c. Restricted Stock

In the first quarter of 2006 the Company awarded no restricted shares. In the first quarter of 2005 the Company awarded 7,500 restricted shares as follows:

Grant Date	Shares Granted	Price
2005:
January 2005	1,500	$30.98
February 2005	1,500	$33.08
March 2005	4,500	$31.27

Restricted shares carry voting and dividend rights. Sale of the shares is restricted prior to vesting. Subject to continued employment, full vesting occurs five years from the date of grant. Upon adoption of SFAS No. 123R, the Company records compensation expense on a straight-line basis over the vesting period based on the fair market value on the grant date. Prior to SFAS No. 123R, shares issued under the plan are recorded at their fair market value on the date of grant with a corresponding charge to deferred compensation. The deferred compensation, a component of stockholders’ equity, is being amortized as compensation expense on a straight-line basis over the vesting period. Included in salaries and employee benefits in the consolidated statements of income is compensation expense for restricted shares of $514,357 and $333,252 for the three months ended March 31, 2006 and 2005, respectively. During the first quarter of 2006, 6,200 restricted shares were forfeited due to departures of employees prior to the completion of the vesting period, compared to no shares forfeited during the first quarter of 2005.

d. Deferred Compensation Plan

The Company established a deferred compensation plan on April 24, 2003 as part of its Incentive Compensation Plan that was approved by shareholders. The purpose of the Company’s Deferred Compensation Plan is to further the Company’s ability to attract and retain high quality executives and non-employee directors. The Plan also furthers the retention of stock ownership of participants by facilitating deferral of gains resulting from the exercise of nonqualified stock options or the receipt of shares pursuant to awards under the Company’s Stock Incentive Plan and the Incentive Compensation Plan, and conversion of cash compensation into deferred stock units representing the right to receive, on a one-for-one basis, shares of Company Common Stock. The Deferred Compensation Plan permits the deferral of base compensation, bonus compensation, and/or cash and the receipt of shares of Common Stock pursuant to exercises of non-qualified stock options and pursuant to other awards under the Company’s Incentive Compensation Plan. The Deferred Compensation Plan is structured as a “nonqualified plan” under applicable IRS and Department of Labor guidelines. At March 31, 2006 and 2005, 12,850 and 8,397 deferred stock units, respectively, were recorded in the plan.

NOTE 3—EARNINGS PER SHARE

The following table shows the computation of basic and diluted earnings per share (in thousands except per share data) for the three months ended March 31, 2006 and 2005:

	Three months ended March 31,
	2006	2005
Net income	$8,987	$7,551
Weighted average common shares outstanding	20,562	19,974
Weighted average common shares equivalent(1)	863	1,024
Weighted average common shares and common share equivalents	21,425	20,998
Net income per average common share - basic	$0.44	$ 0.38
Net income per average common share - diluted	$0.42	$ 0.36

(1)	Common shares equivalent result from stock options being treated as if they had been exercised and are computed by application of the treasury stock method.

NOTE 4—OPERATING SEGMENTS

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

The Company applies the accrual basis of accounting for each reportable segment and for transactions between reportable segments. During the first three months of 2006, there were no changes in the measurement methods used to determine reported segment profit or loss as compared to the same period in 2005. For the periods presented, there are no asymmetrical allocations to segments requiring disclosure.

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

Individual banking services include interest-bearing checking, money market accounts, certificates of deposit, ATM/debit cards and investment brokerage accounts. Additionally, The PrivateBank - Chicago offers secured and unsecured personal loans and lines of credit. Through The PrivateBank - Chicago’s affiliations with independent firms, clients have access to insurance products and securities brokerage services. The PrivateBank - Chicago also offers domestic and international wire transfers and foreign currency exchange. The PrivateBank - Chicago balance sheet reflects goodwill of $19.2 million and intangibles of $2.0 million at March 31, 2006, which remained relatively unchanged compared to December 31, 2005 balances. The PrivateBank Mortgage Company results are included in The PrivateBank - Chicago since June 15, 2004, the date of acquisition.

	The PrivateBank - Chicago
	March 31,
	2006	2005
	(in thousands)
Total gross loans	$1,997,968	$1,506,672
Total assets	2,746,768	2,308,788
Total deposits	2,231,733	1,778,506
Total borrowings	259,804	316,176
Total capital	228,273	180,292
Net interest income	21,591	18,125
Provision for loan loss	1,077	902
Non-interest income	1,456	1,772
Non-interest expense	8,645	7,647
Net income	9,579	7,941

  The PrivateBank - St. Louis (includes The PrivateBank - Wisconsin)

The PrivateBank - St. Louis, a federal savings bank, was established as a new bank subsidiary of the Company on June 23, 2000, and is headquartered in St. Louis, Missouri. The PrivateBank - Wisconsin was established under the charter of The PrivateBank - St. Louis and is presently a branch of The PrivateBank - St. Louis. In September 2005, The PrivateBank - Wisconsin opened its permanent space in downtown Milwaukee, Wisconsin, after operating in temporary space since March 2005. Both locations offer a full range of real estate lending products including fixed and floating rate permanent and mini-permanent mortgages and construction loans. Personal loans include installment loans and lines of credit, home equity loans and a wide variety of home mortgage loans. Commercial lending products provided by The PrivateBank - St. Louis and The PrivateBank - Wisconsin include lines of credit for working capital, term loans for equipment and letters of credit to support the commitments made by its clients. Non-credit products include lock-box, cash concentration accounts, merchant credit card processing, electronic funds transfer, and other cash management products. Individual banking services include interest-bearing checking, money market deposit accounts, certificates of deposit, ATM/debit cards and investment brokerage accounts. The PrivateBank - St. Louis and The PrivateBank - Wisconsin also offer domestic and international wire transfers and foreign currency exchange. For the period ended March 31, 2006, the financial results of The PrivateBank - Wisconsin are included in results of The PrivateBank - St. Louis. The PrivateBank - Wisconsin had a net loss of $345,000 for the three months ended March 31, 2006 compared to a net loss of $270,000 in the prior year period.

	The PrivateBank - St. Louis & Wisconsin
	March 31,
	2006	2005
	(in thousands)
Total gross loans	$379,585	$226,091
Total assets	449,004	292,881
Total deposits	372,264	238,046
Total borrowings	34,220	30,940
Total capital	39,404	22,308
Net interest income	3,539	2,394
Provision for loan losses	1,021	241
Non-interest income	410	548
Non-interest expense	2,349	1,830
Net income	434	621

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

Individual banking services include interest-bearing checking, money market accounts, certificates of deposit, ATM/debit cards and investment brokerage accounts. Through The PrivateBank - Michigan’s affiliations with Linsco Private Ledger, clients have access to insurance products and securities brokerage services. The PrivateBank - Michigan also offers domestic and international wire transfers and foreign currency exchange. The PrivateBank - Michigan balance sheet reflects goodwill of $42.6 million and intangibles of $3.4 million at March 31, 2006, as a result of its acquisition by the Company on June 20, 2005.

The PrivateBank - Michigan
March 31, 2006
(in thousands)
Total gross loans	$412,477
Total assets	478,382
Total deposits	339,970
Total borrowings	53,404
Total capital	82,672
Net interest income	4,010
Provision for loan losses	155
Non-interest income	188
Non-interest expense	2,224
Net income	1,181

  Wealth Management

Wealth Management activities include personal trust services, investment agency services, and custody, escrow and tax-deferred exchange services that are provided primarily to owners or beneficiaries of wealth. Experienced trust and investment professionals provide advice and guidance to clients and their other advisors, implement agreed-upon strategies, and then report and assess the results of the strategies. We use an "open architecture" investment approach that aligns our interests with those of our clients as we seek the best combination of separate account managers, actively managed or index mutual funds, exchange-traded funds, and other investment strategies. Consistent with our private banking approach, we emphasize a high level of personal attention and responsiveness to client needs.This segment includes wealth management activities from all of our geographic locations as well as the results of Lodestar. The minority interest expense related to Lodestar is included in non-interest expense for this segment. Fees earned by Lodestar as a third-party investment manager and paid by the Wealth Management segment are eliminated from non-interest income and non-interest expense, respectively, for all periods presented.

	Wealth Management
	March 31,
	2006	2005
	(in thousands)
Wealth Management assets under management	$2,716,599	$1,735,292
Wealth Management fee revenue	3,160	2,316
Net interest income	258	306
Non-interest income	3,160	2,316
Non-interest expense	2,750	2,047
Net income	442	329

The following tables indicate the breakdown of our wealth management assets under management at March 31, 2006, by account classification and related gross revenue for the three months ended March 31, 2006 and March 31, 2005:

	At or for the three months ended March 31, 2006		At or for the three months ended March 31, 2005
	Market Value	Revenue	Market Value	Revenue
Account Type	(in thousands)		(in thousands)
Wealth Management Department (Chicago and Michigan)
Trust, estate and guardianship —managed	$880,773	$968	$376,696	$575
Investment agency—managed	569,735	863	262,369	464
Custody - not managed	588,359	272	470,205	224
Retirement plan—managed	82,466	48	71,296	35
Lodestar - managed	706,222	1,079	652,600	1,019
Less assets managed and revenue earned by Lodestar(1)	(110,956)	(70)	(97,874)	(119)
Total	$2,716,599	$3,160	$1,735,292	$2,198

(1)
These assets are held in managed or unmanaged accounts at the Wealth Management Department (Chicago and Michigan) as well as in managed accounts at Lodestar. The revenues related to these assets are allocated based on the services provided.

  Holding Company Activities

Holding Company Activities consist of parent company only matters. The Holding Company’s most significant assets are net investments in its three banking subsidiaries, The PrivateBank - Chicago, The PrivateBank - St. Louis, and The PrivateBank - Michigan. On June 15, 2004, the Company formed a mortgage company subsidiary, The PrivateBank Mortgage Company, as a result of its acquisition of Corley Financial Corporation. On June 20, 2005, the Company acquired The PrivateBank- Michigan as part of its acquisition of Bloomfield Hills Bancorp (“BHB”). Prior to the close of the acquisition, the Company completed a private placement of $7.6 million of its common stock to investors in that bank’s market area, including certain members of the bank’s management team.

During the first quarter 2001, in connection with the issuance of $20.0 million of 9.50% trust preferred securities, the Holding Company issued $20.0 million of subordinated debentures which are accounted for as long-term debt and also qualify as Tier 1 and Tier 2 capital (see note 7). The Tier 1 qualifying amount is limited to 25% of Tier 1 capital under Federal Reserve regulations. The excess amount qualifies as Tier 2 capital. On December 31, 2005, the Company redeemed the $20.0 million 9.50% trust preferred securities and related junior subordinated debentures. As a result of this redemption, the Company incurred a pre-tax charge of approximately $980,000.

On June 20, 2005, the Company issued $50.0 million in fixed/floating rate trust preferred securities through PrivateBancorp Statutory Trust II, a newly created business trust subsidiary, and related junior subordinated debentures. The trust preferred securities pay interest quarterly at a fixed rate of 6.00% until September 2010 and then subsequently pay interest quarterly at a floating rate equal to three-month LIBOR plus 1.71%. The trust preferred securities mature in September 2035 and are callable at par at the option of the Company in whole or in part after year five, on any interest payment date. In connection with the acquisition of The PrivateBank - Michigan, the Company acquired $8.0 million in floating rate trust preferred securities. The trust preferred securities and related junior subordinated debentures pay interest quarterly at a rate of three-month LIBOR plus 2.65%. The trust preferred securities have a maturity date of June 17, 2034 and are callable beginning June 17, 2009.

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

The new $65.0 million credit facility is comprised of a $40.0 million senior debt facility and $25.0 million of subordinated debt. The senior debt facility is comprised of a $250,000 term loan with a maturity of December 31, 2016, and a revolving loan with a maturity of December 1, 2006. Management expects to renew the revolving loan on an annual basis. The subordinated debt matures on December 31, 2016. The interest rate on the senior debt facility resets quarterly, and is based on, at the Company’s option, either the lender’s prime rate or three-month LIBOR plus 120 basis points, with a floor of 3.50%. The interest rate on the subordinated debt resets quarterly, and is equal to three-month LIBOR plus 135 basis points, with a floor of 3.50%. Currently, $17.0 million is available on the subordinated debt facility. The subordinated debt qualifies as Tier 2 capital under applicable rules and regulations promulgated by the Board of Governors of the Federal Reserve System.

At March 31, 2006, the Company had $11.25 million outstanding on the senior debt facility and $8.0 million of subordinated debt outstanding. The credit facility is used for general corporate and other working capital purposes. The Company expects to further draw down on the facilities over the next year to support continued balance sheet growth.

Holding Company Activities are reflected primarily by interest expense on borrowings and operating expenses. Recurring holding company operating expenses consist of compensation (expensing of restricted stock awards, stock options and other salary expense) and miscellaneous professional fees.

	Holding Company Activities
	March 31,
	2006	2005
	(in thousands)
Total assets	$357,933	$218,542
Total borrowings	19,250	--
Long-term debt - trust preferred securities	98,000	20,000
Total capital	242,733	200,372
Interest expense	1,718	487
Non-interest income	61	50
Non-interest expense	1,859	1,238
Net loss	(2,479)	(1,085)

The following is a summary of certain operating information for reportable segments at or for the periods presented and the reported consolidated balances (in millions):

At or for the three months ended March 31, 2006	The PrivateBank- Chicago	The PrivateBank - St. Louis & Wisconsin	The PrivateBank - Michigan	Wealth Management	Holding Company Activities	Intersegment Eliminations(2)	Consolidated
Total assets	$2,746.8	$449.0	$478.4	$ -	$357.9	$(361.6)	$3,670.5
Total deposits	2,231.7	372.3	340.0	-	-	(4.5)	2,939.5
Total borrowings(1)	259.8	34.2	53.4	-	117.3	(15.2)	449.5
Total loans	1,998.0	379.6	412.5	-	-	(4.0)	2,786.1
Total capital	228.3	39.4	82.7	-	242.7	(348.0)	245.1
Net interest income	21.6	3.5	4.0	0.3	(1.7)	0.1	27.8
Provision for loan loss	1.1	1.0	0.2	-	-	-	2.3
Non-interest income	1.5	0.4	0.2	3.2	0.1	(0.4)	5.0
Non-interest expense	8.6	2.3	2.2	2.8	1.9	(0.2)	17.6
Minority interest expense	-	-	-	0.1	-	-	0.1
Net income	9.6	0.4	1.2	0.4	(2.5)	(0.1)	9.0
Wealth Management assets under management	-	-	530.2	2,297.3	-	(110.9)	2,716.6

At or for the three months ended March 31, 2005	The PrivateBank - Chicago	The PrivateBank - St. Louis & Wisconsin	Wealth Management	Holding Company Activities	Intersegment Eliminations(2)	Consolidated
Total assets	$2,308.8	$292.9	$ -	$218.5	$(216.2)	$2,604.0
Total deposits	1,778.5	238.0	-	-	(13.3)	2,003.2
Total borrowings(1)	316.2	30.9	-	20.0	(6.4)	360.7
Total loans	1,506.7	226.1	-	-	(2.9)	1,729.9
Total capital	180.3	22.3	-	200.4	(200.4)	202.6
Net interest income	18.1	2.4	0.3	(0.4)	0.2	20.6
Provision for loan loss	0.7	0.2	-	-	-	0.9
Non-interest income	1.8	0.5	2.3	0.1	(0.4)	4.3
Non-interest expense	7.6	1.8	2.0	1.2	0.2	12.8
Minority interest expense	-	-	0.1	-	-	0.1
Net income	7.9	0.6	0.3	(1.1)	(0.1)	7.6
Wealth Management assets under management	-	-	1,833.2	-	(97.9)	1,735.3

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

NOTE 5—ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values and estimated fair values of financial instruments as of March 31, 2006 have not materially changed on a relative basis from the carrying values and estimated fair values of financial instruments disclosed as of December 31, 2005.

NOTE 6—OTHER COMPREHENSIVE INCOME

Change in the fair value of securities available-for-sale is presented on a net basis on the Consolidated Statement of Changes in Stockholders’ Equity. The following table discloses the changes in the components of other accumulated comprehensive income for the three months ended March 31, 2006 and 2005 (in thousands):

	March 31, 2006
	Before Tax Amount	Tax Effect	Net of Tax Amount
Change in unrealized gains on securities available-for-sale	$(4,939)	$(1,895)	$(3,044)
Less: reclassification adjustment for losses (gains) included in net income	578	222	356
Change in net unrealized gains	$(4,361)	$(1,673)	$(2,688)

	March 31, 2005
	Before Tax Amount	Tax Effect	Net of Tax Amount
Change in unrealized gains on securities available-for-sale	$(2,287)	$(878)	$(1,409)
Less: reclassification adjustment for losses (gains) included in net income	105	40	65
Change in net unrealized gains	$(2,182)	$ (838)	$(1,344)

Note 7—Long Term Debt — Trust Preferred Securities

As of March 31, 2006, the Company owned 100% of the common securities of three trusts, PrivateBancorp Statutory Trust II, Bloomfield Hills Statutory Trust I and PrivateBancorp Statutory Trust III. PrivateBancorp Statutory Trust II and PrivateBancorp Statutory Trust III were established as wholly-owned subsidiaries of the Company in June 2005 and December 2005, respectively. Bloomfield Hills Statutory Trust I was acquired as part of the acquisition of BHB on June 20, 2005. The Trusts were formed for purposes of issuing trust preferred securities to third-party investors and investing the proceeds from the issuance of the trust preferred securities and common securities solely in junior subordinated debentures (“Debentures”) issued by the Company or BHB, as the case may be, with the same maturities and interest rates as the trust preferred securities. The Debentures are the sole assets of the Trusts.

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

The following table is a summary of the Company’s Long-term debt — trust preferred securities as of March 31, 2006. The Debentures represent the aggregate liquidation amount issued.

Long-term debt -- Trust Preferred Securities (dollars in thousands)
	Trust			Earliest
	Preferred		Maturity	Redemption	Coupon
Issuance Trust	Securities	Debentures	Date	Date	Rate
PrivateBancorp Statutory Trust II	$50,000	$51,547	09/15/35	09/15/10	6.00%(1)
Bloomfield Hills Statutory Trust I	8,000	8,248	06/17/34	06/17/09	Floating LIBOR + 2.65%
PrivateBancorp Statutory Trust III	40,000	41,238	12/15/35	12/15/10	6.10%(2)

Total	$98,000	$101,033

(1)	6.00% rate effective until 9/15/2010, then floating at three-month LIBOR + 1.71%.
(2)	6.10% rate effective until 12/15/2010, then floating at three-month LIBOR + 1.50%.

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

The Company’s aggregate principal amount of outstanding trust preferred securities at March 31, 2006 is $98.0 million. As of March 31, 2006, $80.1 million of the trust preferred securities is eligible for treatment as Tier I capital as allowed by the Federal Reserve. On March 1, 2005, the Federal Reserve issued a final rule that retains Tier 1 capital treatment for trust preferred securities but with stricter limits. Under the rule, after a five-year transition period, the aggregate amount of the trust preferred securities and certain other capital elements will retain their current limit of 25% of Tier 1 capital elements, net of goodwill less any associated deferred tax liability. The amount of trust preferred securities and certain other capital elements in excess of the limit could be included in Tier 2 capital, subject to restrictions. Applying the final rule at March 31, 2006, the Company would still be considered well-capitalized under regulatory capital guidelines.

NOTE 8—CAPITAL TRANSACTIONS

During the first quarter 2006, the Company declared and paid a $0.06 per share dividend, an increase of 33% over the fourth quarter 2005 dividend of $0.045 and the first quarter 2005 dividend of $0.045 per share.

During the first quarter 2006, the Company repurchased 26,091 shares, compared to the repurchase of 853 shares of its common stock in the prior year quarter in connection with the satisfaction of a stock option exercise by an employee.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

  Overview

PrivateBancorp was organized as a Delaware corporation in 1989 to serve as the holding company for a Chicago-based de novo (start-up) bank. We currently have 14 banking offices, a mortgage company and an 80% interest in Lodestar, an asset manager. Our flagship downtown Chicago location opened in 1991. We expanded to Wilmette in north suburban Cook County in 1994 and Oak Brook in west suburban DuPage County in 1997. We established the St. Charles office in the Fox Valley in January 2000, in connection with our purchase of Towne Square Financial Corporation (a company which was in the process of forming a de novo bank) in August 1999. In February 2000, we consummated our acquisition of Johnson Bank Illinois adding two additional locations in Lake Forest and Winnetka, Illinois. On June 23, 2000, PrivateBancorp capitalized The PrivateBank - St. Louis. In May 2001, The PrivateBank - Chicago opened a second office in the Fox Valley area in Geneva, Illinois. In December 2002, The PrivateBank - Chicago acquired an 80% controlling interest in Lodestar, a Chicago-based investment adviser with $689.2 million of assets under management at December 31, 2005. Lodestar is a subsidiary of The PrivateBank - Chicago. On June 15, 2004, the Company formed a new subsidiary, The PrivateBank Mortgage Company, as a result of the acquisition of Corley Financial Corporation, a Chicago based mortgage banking firm. On January 27, 2005, the Company opened a new Chicago banking office in Chicago’s Gold Coast neighborhood. The PrivateBank - Wisconsin opened its permanent space at 743 N. Water Street in downtown Milwaukee in September 2005. On June 20, 2005, the Company completed its acquisition of Bloomfield Hills Bancorp, Inc., including its bank subsidiary, The Private Bank, now known as The PrivateBank - Michigan, and a mortgage banking subsidiary. The PrivateBank - Michigan has three banking offices located in the suburban Detroit communities of Bloomfield Hills, Grosse Pointe, and Rochester. The PrivateBank - Michigan also operates a trust and wealth management unit and a mortgage banking subsidiary. During 2005 and early 2006, we entered into three new leases for larger office space for established offices in Oak Brook and Geneva, Illinois and for a new office in Chesterfield, Missouri, which opened in temporary space in March 2006 and will open in a permanent location during the second quarter 2006. The Chicago headquarters will relocate to 70 W. Madison during the third quarter 2006.

For financial information regarding the Company’s five separate lines of business, The PrivateBank - Chicago, The PrivateBank - St. Louis (which currently includes The PrivateBank - Wisconsin), The PrivateBank - Michigan, Wealth Management and Holding Company Activities, see “Operating Segments Results” beginning on page 34 and “Note 4 — Operating Segments” to the unaudited consolidated financial statements of the Company included on page 14.

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

Critical Accounting Policies

Generally accepted accounting principles are complex and require management to apply significant judgment to various accounting, reporting and disclosure matters. Management must use assumptions and estimates to apply these principles where actual measurements are not possible or practical. Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited consolidated financial statements included herein. For a complete discussion of our significant accounting policies, see the footnotes to our Consolidated Financial Statements included on pages F-8 through F-14 in our Form 10-K for the fiscal year ended December 31, 2005. Below is a discussion of our critical accounting policies. These policies are critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements. Actual results could differ from those estimates. Management has reviewed the application of these policies with the Audit Committee of the Company’s Board of Directors.

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

Management adjusts the allowance for loan losses by recording a provision for loan losses in an amount sufficient to maintain the allowance at the level determined appropriate. Loans are charged-off when deemed to be uncollectible by management. We believe that the allowance for loan losses is adequate to provide for estimated probable credit losses inherent in our loan portfolio. The allowance for loan losses as a percentage of total loans was 1.13% as of March 31, 2006, unchanged from 1.13% at December 31, 2005 and compared to 1.15% at March 31, 2005.

Goodwill and Intangible Assets

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Other intangible assets represent purchased assets that also lack physical substance but can be separately distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset, or liability. The Company performs an annual goodwill impairment test in accordance with FAS No. 142, which requires that goodwill and intangible assets that have indefinite lives no longer be amortized but be reviewed for impairment annually, or more frequently if certain indicators arise. Prior to the adoption of FAS No. 142, goodwill was being amortized using the straight-line method over a period of 15 years. Impairment losses on recorded goodwill, if any, will be recorded as operating expenses.

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

Customer intangibles acquired in connection with the acquisition of Lodestar are amortized over an estimated useful life of 15 years. Customer intangibles acquired in connection with the acquisition of The PrivateBank - Michigan will be amortized over 10 years using an accelerated method of amortization.

Goodwill at March 31, 2006 was $63.2 million compared to $20.5 million at March 31, 2005, an increase of $42.7 million, resulting from the acquisition of The PrivateBank - Michigan. Total customer intangibles at March 31, 2006 were $5.4 million. Amortization expense related to the Lodestar customer intangible assets of $2.0 million is currently recognized at approximately $169,500 per year until 2017. The amortization expense related to The PrivateBank - Michigan intangibles of $3.4 million for the years 2006 through 2011 will be approximately $441,000, $423,000, $406,000, $389,000 and $373,000, respectively.

RESULTS OF OPERATIONS -THREE MONTHS
ENDED MARCH 31, 2006 AND 2005
  Net Income

Net income for the first quarter ended March 31, 2006, was $9.0 million compared to first quarter 2005 net income of $7.6 million. The increase in net income was primarily due to strong loan growth and growth in our wealth management business. Earnings per diluted share increased 17% to $0.42 in the first quarter 2006 compared to $0.36 per diluted share in the first quarter 2005.

The growth in net income between periods results from increases in interest earning assets and growth in fee income. Increases in fee income are primarily the result of our growing wealth management fee revenue. Our income growth has been offset by growth in non-interest expense as evidenced by our efficiency ratio, which was 51.7% in the first quarter 2006, up from 49.6% in the prior year quarter.

First quarter 2005 earnings were restated to $0.36 from $0.37 as a result of $0.01 of option expense that is recognized as a result of adoption of Statement of Financial Accounting Standards (SFAS) No. 123R (revised 2004), “Share Based Payment.” The Company adopted the new standard on January 1, 2006 and elected the modified-retrospective-transition method, which results in the restatement of prior periods by recognizing compensation cost in the amounts previously reported in the pro forma footnote disclosures. First quarter 2006 earnings per share include $0.02 of option expense. The Company anticipates recognizing approximately $0.10 per share, after-tax, of stock option expense in 2006.

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

Net interest income was $27.8 million for the three months ended March 31, 2006, compared to $20.6 million in the prior year quarter, an increase of 35%. Net interest income is affected by both the volume of assets and liabilities held and the corresponding rates earned and paid. The increase in net interest income for 2006 is primarily attributable to growth in earning assets. Average earning assets at March 31, 2006 were $3.4 billion compared to $2.4 billion for the prior year period, an increase of 42%, primarily as a result of the Michigan acquisition. Our net interest margin (on a tax equivalent basis) was 3.45% for the three months ended March 31, 2006 compared to 3.57% for the prior year period. Margin was compressed because of reduced dividends received on our investment in FHLB (Chicago) stock and our inability to divest of the stock and reinvest the funds in higher yielding assets. The Company’s annualized yield on this investment was 5.50% for the first quarter 2005 compared to 3.00% for the first quarter 2006. During the first quarter 2006, dividends received on our investment in FHLB (Chicago) stock represented $1.1 million, or 2%, of our interest income on a tax equivalent basis for the quarter, compared to 8% for the prior year quarter. Given its current low dividend yield, divesting of the FHLB (Chicago) stock will have a positive impact on our net interest margin. Please see the “Investment Securities” section of this document for further discussion of our investment in FHLB (Chicago) stock, beginning on page 40.

During the first quarter 2006, increased volumes of interest earning assets at higher rates were offset by increased interest rates on liabilities. Our cost of funds was 128 basis points higher during the first quarter 2006 compared to the first quarter 2005, 3.96% compared to 2.68%, respectively, as a result of volume increases and increases in wholesale funding costs, time deposit rates, and increased interest expense related to the $50.0 million of trust preferred securities issued on June 20, 2005 in connection with The PrivateBank - Michigan acquisition. Earning assets yielded 7.00% in the first quarter 2006 compared to 5.93% in the first quarter 2005, an increase of 107 basis points due primarily to increased loan volumes and increases in the prime rate, which increased 200 basis points over the course of the year. Non-interest bearing funds impact net interest margin since they represent non-interest bearing sources of funds that are deployed in interest bearing assets. Non-interest bearing funds positively impacted net interest margin by 0.41% at March 31, 2006 and by 0.32% at March 31, 2005.

We expect our net interest margin to improve to the extent we reinvest the proceeds of the sale of our FHLB (Chicago) stock, which was redeemed on May 2, 2006. Additionally, we expect our net interest margin to benefit if there is a steepening of the yield curve. Alternatively, if market interest rates decrease, we expect our net interest margin to continue to experience pressure. Approximately 70% of the loan portfolio is indexed to the prime rate of interest or otherwise adjusts with other short-term interest rates. The rising interest rate environment that we experienced in 2005 and during the first quarter 2006 increased the impact of our non-interest bearing funds on our overall net interest margin and also offset the decline in net interest spread on a year-over-year basis.

The following tables present a summary of our net interest income, related net interest margin, and average balance sheet calculated on a tax equivalent basis (dollars in thousands):

	Three Months Ended March 31,
	2006			2005
	Average Balance(1)	Interest	Rate	Average Balance(1)	Interest	Rate
Fed funds sold and other short-term investments	$ 7,317	$ 87	4.81%	$ 4,246	$ 34	3.21%
Tax-exempt municipal securities	216,580	3,742	6.91%	203,050	3,526	6.95%
US Government Agencies, MBS and CMOs	322,248	4,555	5.65%	336,218	3,766	4.48%
Taxable municipal securities	3,825	71	7.53%	3,840	73	7.63%
FHLB stock	142,396	1,094	3.07%	191,289	2,893	6.05%
Other securities	1,979	14	2.88%	4,730	62	5.26%
Investment securities (taxable)	470,448	5,734	4.88%	536,077	6,794	5.07%
Commercial, Construction and Commercial Real Estate Loans	2,158,354	40,609	7.57%	1,388,139	21,411	6.20%
Residential Real Estate Loans	234,499	3,429	5.85%	99,752	1,324	5.31%
Personal Loans	269,373	4,872	7.33%	203,260	2,855	5.70%
Total Loans(2)	2,662,226	48,910	7.39%	1,691,151	25,591	6.09%
Total earning assets	$ 3,356,571	58,473	7.00%	$ 2,434,524	$35,945	5.93%
Allowance for Loan Losses	$ (30,018)			$ (19,360)
Cash and Due from Banks	35,208			32,559
Other Assets	179,804			100,055
Total Average Assets	$ 3,541,565			$ 2,547,777
Interest Bearing Demand accounts	$ 123,524	241	1.37%	$ 100,843	181	1.38%
Regular Savings Accounts	14,699	24	0.67%	17,077	34	0.81%
Money Market Accounts	1,226,215	11,439	3.73%	901,036	5,318	2.32%
Time Deposits	598,843	6,147	4.16%	326,683	2,163	2.69%
Brokered Deposits	631,691	6,701	4.30%	422,225	3,556	3.42%
Total Deposits	2,594,972	24,552	3.84%	1,767,864	11,252	2.58%
FHLB advances	239,022	2,433	4.07%	263,665	2,008	3.05%
Other borrowings	87,840	1,035	4.71%	94,047	466	1.98%
Trust preferred securities	98,000	1,504	6.14%	20,000	485	9.70%
Total interest-bearing liabilities	$ 3,019,834	29,524	3.96%	$ 2,145,576	$14,211	2.68%
Non-Interest Bearing Deposits	$ 240,119			$ 171,845
Other Liabilities	42,728			28,047
Stockholders' Equity	238,884			202,309
Total Average Liabilities & Stockholders' Equity	$3,541,565			$2,547,777
Tax equivalent net interest income(3)		$28,949			$21,734
Net interest spread(4)			3.04%			3.25%
Effect of non interest bearing funds			0.41%			0.32%
Net interest margin(3)(5)			3.45%			3.57%

(1) Average balances were generally computed using daily balances.
(2) Nonaccrual loans are included in the average balances and do not have a material effect on the average yield. Interest due on non-accruing loans was not material for the periods presented.

(footnotes continued on next page)

(3) We adjust GAAP reported net interest income by the tax equivalent adjustment amount to account for the tax attributes on federally tax exempt municipal securities. The total tax equivalent adjustment reflected in the above table is $1.2 million and $1.1 million in the first quarters of 2006 and 2005, respectively. For GAAP purposes, tax benefits associated with federally tax-exempt municipal securities are reflected in income tax expense. The following table reconciles reported net interest income to net interest income on a tax equivalent basis for the periods presented:

Reconciliation of quarter net interest income to quarter net interest income on a tax equivalent basis
	Three months ended March 31,
	2006	2005
Net interest income	$27,775	$20,627
Tax equivalent adjustment to net interest income	1,174	1,107
Net interest income, tax equivalent basis	$28,949	$21,734

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

Three months ended March 31, 2006

Compared to three months ended March 31, 2005

	Change due to rate	Change due to volume	Change due to mix	Total change
	(dollars in thousands)
Interest income/expense from:
Fed funds sold and other short-term investments	$17	$24	$12	$53
Investment securities (taxable)	(256)	(820)	16	(1,060)
Investment securities (non-taxable)(1)	(18)	232	2	216
Loans, net of unearned discount	5,442	14,580	3,297	23,319
Total tax equivalent interest income(1)	$5,185	$14,016	$3,327	$22,528
Interest-bearing deposits	5,474	5,265	2,561	13,300
Funds borrowed	1,303	(210)	(99)	994
Trust preferred securities	(175)	1,865	(671)	1,019
Total interest expense	$6,602	$6,920	$1,791	$15,313
Net tax equivalent interest income(1)	$(1,417)	$7,096	$1,536	$7,215

(1)
Interest income on tax-advantaged investment securities reflects a tax equivalent adjustment based on a marginal federal corporate tax rate of 35% for 2006 and 2005. The total tax equivalent adjustment reflected in the above table is $1.2 million and $1.1million in first quarters of 2006 and 2005, respectively

Provision for Loan Losses

For the three months ended March 31, 2006, the provision for loan losses was $2.3 million compared to $902,000 for the comparable period in 2005. The increase in the provision for loan losses reflects the impact of loan growth during the quarter and an increase in non-performing loans in St. Louis. Net charge-offs totaled $144,000 for the quarter ended March 31, 2006 versus net recoveries of $60,000 for the first quarter 2005 and net charge-offs of $186,000 for the quarter ended December 31, 2005.

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

  Non-interest Income

Non-interest income was $5.0 million in the first quarter 2006 compared to $4.2 million during the first quarter 2005, reflecting an increase of $820,000 or 19.62%. Growth in non-interest income during the quarter and three months ended March 31, 2006 was driven primarily by growth in wealth management income as well as the inclusion of The PrivateBank - Michigan results. The combined impact of $578,000 in securities losses and a $555,000 gain from the fair market value adjustment of an interest rate swap during the first quarter 2006 resulted in a $23,000 net loss to non-interest income. For the first quarter 2005, a $479,000 gain from the interest rate swap combined with $105,000 of securities losses resulted in a net gain of $374,000.

The following table presents the breakdown of income from wealth management, mortgage banking, banking and other services, and bank owned life insurance for the periods presented:

	Three months ended
	March 31,
	2006	2005
Wealth management fee revenue	$3,160	$2,198
Mortgage banking income	724	742
Banking and other services	775	539
Bank owned life insurance	363	326
Total wealth management, mortgage banking and other income	$5,022	$3,805

Wealth management fee revenue totaled $3.2 million for the first quarter 2006, an increase of $388,000, or 14% from the fourth quarter 2005 and an increase of $962,000, or 44% from the first quarter 2005. The increase in wealth management fee revenue over the prior year period primarily reflects the inclusion of $445,000 of fee income from The PrivateBank - Michigan, the addition of new business in Chicago and good market performance.  Of the $3.2 million, approximately $866,000 was revenue generated in the first quarter 2006 from wealth management services provided to those clients where a third-party investment manager is utilized, compared to $472,000 in the first quarter 2005. A portion of revenue is used to pay these third-party investment managers and the remaining amount of fees collected are utilized to cover costs associated with administering other aspects of the wealth management services that we provide to clients. Fees paid to third-party investment managers were $406,000 in the first quarter 2006 compared to $193,000 in the prior year quarter.

Total wealth management assets under management were $2.7 billion at March 31, 2006, compared to $1.7 billion at March 31, 2005, and up from $2.4 billion at December 31, 2005. The March 31, 2006 balances reflect trust services assets under management of $1.5 billion, Lodestar assets under management of $706.2 million, and The PrivateBank - Michigan assets under management of $530.2 million. Excluded from the total wealth management assets under management are $111.0 million of trust services assets that are managed by Lodestar. At March 31, 2005, trust services managed $1.2 billion of assets, Lodestar managed $652.6 million of assets, and $97.9 million of trust assets managed by Lodestar were excluded from total wealth management assets under management. Growth in assets under management at March 31, 2006 compared to the prior year reflects the impact of the acquisition of The PrivateBank - Michigan and net new business generated.

Residential mortgage fee income was $724,000 during the first quarter 2006 compared to $742,000 during the prior year quarter. Residential mortgage fee income was $69,000 at The PrivateBank - Michigan for the first quarter 2006. Excluding the Michigan impact, overall residential mortgage fee income has decreased between periods due to a lower volume of loans sold as a result of decreased demand for residential real estate loans. Fee income is generated by The PrivateBank Mortgage Company, The PrivateBank - Michigan, and The PrivateBank - St. Louis.

During the first quarter of 2006, bank owned life insurance (BOLI) revenue increased to $363,000 as compared to revenue of $326,000 in the first quarter 2005. Income recognized on this product increased in 2006 as compared to 2005 primarily due to the inclusion of $46,000 of BOLI income from The PrivateBank - Michigan’s $5.4 million BOLI policy. These policies cover certain higher-level employees who are deemed to be significant contributors to us. All employees included in this policy are aware and have consented to the coverage. The cash surrender value of BOLI at March 31, 2006 was $41.2 million, compared to $34.5 million at March 31, 2005, and is included in other assets on the balance sheet.

Non-interest Expense

	Three months ended
	March 31,
	2006	2005
	(in thousands)
Salaries and employee benefits	$10,536	$7,410
Occupancy	2,169	1,738
Professional fees	1,016	1,022
Wealth management fees	406	193
Marketing	913	614
Data processing	766	582
Postage, telephone and delivery	373	254
Office supplies and printing	209	195
Insurance	310	263
Amortization of intangibles	154	42
Other expense	706	544
Total non-interest expense	$17,558	$12,857

Non-interest expense increased $4.7 million to $17.6 million in the first quarter 2006 from $12.9 million in the first quarter 2005, an increase of 37%.

The increase in non-interest expense between periods is attributable to increases in costs associated with the Company's continued growth and the inclusion of a full quarter’s worth of The PrivateBank - Michigan expenses, and includes increases in personnel costs associated with our growing client service team, as well as increases in occupancy, marketing expenses and data processing costs. The PrivateBank - Michigan incurred $2.2 million of operating expenses during the first quarter 2006.

The periods presented include $443,000 and $392,000 of stock option expense for the first quarters ended March 31, 2006 and 2005, respectively. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R. The Company has not changed its modeling assumptions used to derive stock option fair values. The Company elected the modified-retrospective-transition method which results in the restatement of prior periods by recognizing compensation cost in the amounts previously reported in the SEC pro forma footnote disclosures. Compensation cost recognized includes the cost of all share-based payments granted, but not yet fully vested in all periods presented. Additionally, the balance of certain accounts have been adjusted on a cumulative basis to reflect the activity of periods that are not presented. The following table includes the adjustments to these accounts as of January 1, 2005, the beginning of the earliest period presented.

	As Reported January 1, 2005	Adjustment for adoption of SFAS No. 123R	Adjusted Balance January 1, 2005
	(in thousands)
Retained earnings	73,789	4,146	69,643
Additional Paid in Capital	100,091	6,282	106,373
Deferred Income Tax Asset	(588)	2,136	1,548

Prior to January 1, 2006, the Company accounted for its stock-based employee compensation plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, as permitted by Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.” No stock based employee compensation was recognized in the Consolidated Statements of Income in periods prior to the restatements under SFAS No. 123R, as all options granted under the Company’s compensation plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Prior to the adoption of SFAS No. 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options and vesting of restricted shares as operating cash flows in the Statement of Cash Flows. SFAS No. 123R requires the cash flows resulting from the tax benefits of these tax deductions in excess of the compensation cost recognized for those share-based payments (the excess tax benefits) be classified as financing cash flows. The Excess tax benefit in financing cash flows was $1.0 million in the first quarter of 2006 and $25 thousand in the first quarter of 2005.

As of March 31, 2006, total unrecognized compensation costs related to unvested stock options was $4.2 million with a weighted average remaining life of 2.7 years.

Our efficiency ratio (non-interest expense divided by the sum of net interest income on a tax equivalent basis plus non-interest income) of 51.7% for the first quarter 2006 increased from the first quarter 2005 of 49.6%, but decreased from 55.7% for the fourth quarter 2005. On a tax-equivalent basis, this ratio indicates that in the first quarter of 2006, we spent 51.7 cents to generate each dollar of revenue while in the first quarter 2005, we spent 49.6 cents. During the remainder of 2006, we expect our efficiency ratio to increase modestly as a result of the continued growth of The PrivateBank - Wisconsin, the new office in Chesterfield, Missouri and the inclusion of The PrivateBank - Michigan, which operates at an approximately 55.0% efficiency ratio. Additionally, we will incur expansion and move-related expenses in the upcoming quarters of 2006 resulting from the relocation of the Chicago headquarters to larger space and our planned expansion of the Oak Brook and Geneva offices to new offices. These initiatives will cause our efficiency ratio to increase for the remainder of the year.

Salaries and benefits increased to $10.5 million, or 42% during the first quarter 2006 as compared to the year ago quarter, reflecting the increased level of full-time equivalent employees to 393 people at March 31, 2006 from 278 people at March 31, 2005. The PrivateBank - Michigan incurred salaries and benefits expense of $1.4 million during the first quarter 2006. The Company has continued to add qualified, experienced managing directors to its team to support growth throughout the organization. The number of Managing Directors increased to 116 as of March 31, 2006 from 84 at March 31, 2005; two managing directors were added to our banks during the first quarter 2006.

Occupancy expense increased by 25% during the first quarter 2006 to $2.2 million from $1.7 million in the prior year quarter. The increase is primarily due to the addition of The PrivateBank - Michigan, whose occupancy expense for the first quarter 2006 was $192,000, and increased depreciation and occupancy expense associated with the opening of the new Chesterfield and Milwaukee offices. Occupancy expense will increase in future quarters with the completion of the buildout of the new Chicago headquarters’ office and the new office space planned for the Oak Brook and Geneva locations during the year.

Professional fees, which include fees paid for legal, accounting, consulting, information systems consulting services and third-party investment management fees, were $1.0 million during the first quarter 2006, even with the prior year period. Fees paid to third party investment managers were $406,000 in the first quarter 2006 compared to $193,000 in the prior year period, an increase of 110%. For the second quarter 2006, we expect to incur certain legal fees associated with the redemption of our FHLBC stock. Marketing expense increased 49% to $913,000 during the first quarter 2006 over the prior year quarter. This increase year over year reflects events planned in connection with The PrivateBank - Michigan’s 10th anniversary and marketing initiatives related to our new Chesterfield office, as well as receptions and events at our existing offices. The PrivateBank - Michigan had $207,000 in marketing expenses for the first quarter 2006. Insurance expense increased 18% during the first quarter 2006 over the prior year quarter. The increase is due primarily to added costs that result from the growth of our Company, increased costs in the insurance marketplace and the inclusion of $24,000 of Michigan expense.

During the first three months of 2006, we amortized $154,000 in intangible assets, $42,000 related to our acquisition of a controlling interest in Lodestar and $112,000 related to our acquisition of The PrivateBank - Michigan, compared to $126,000 in the first three months of 2005.

Minority Interest Expense

On December 30, 2002, The PrivateBank - Chicago acquired an 80% controlling interest in Lodestar. The Company records its 20% non-controlling interest in Lodestar related to Lodestar’s results of operations, in minority interest expense on the consolidated statement of income. For the quarters ended March 31, 2006 and 2005, we recorded $77,000 and $76,000 of minority interest expense, respectively.

  Income Taxes

The following table shows our income before income taxes, applicable income taxes and effective tax rate for the three months ended March 31, 2006 and 2005, respectively (in thousands):

	Three months ended March 31,
	2006	2005
Income before taxes	$12,886	$10,971
Income tax provision	3,899	3,420
Effective tax rate	30.2%	31.2%

The effective income tax rate varies from statutory rates principally due to certain interest income, which is tax-exempt for federal or state purposes, and certain expenses, which are disallowed for tax purposes. Our effective tax rate decreased to 30.2% as compared to 31.2% in the prior year period. Income from federally tax-exempt investment securities increased by 6% during the first three months of 2006 versus the first three months of 2005. The year to date average balance of federally tax-exempt investment securities was $216.6 million at March 31, 2006 compared to $203.1 million at March 31, 2005, an increase of 7%.

Operating Segments Results

As described in Note 2 to the consolidated financial statements, our operations consist of five primary business segments: The PrivateBank - Chicago, The PrivateBank - St. Louis, The PrivateBank - Michigan, Wealth Management, and the Holding Company. The PrivateBank Mortgage Company results are included in The PrivateBank - Chicago segment. The PrivateBank - Wisconsin’s results are included in the results of The PrivateBank - St. Louis.

The profitability of The PrivateBank - Chicago is primarily dependent on net interest income, provision for loan losses, non-interest income and non-interest expense. Net income for The PrivateBank - Chicago for the three months ended March 31, 2006 increased 21% to $9.6 million from $7.9 million at March 31, 2005. The growth in net income for the period resulted from improvements in net interest income, which was driven by increased volume in loans. Improvement in net interest income and non-interest income for the three months ended March 31, 2006 more than offset increases in operating expenses associated with continued growth of The PrivateBank - Chicago as compared to the same period in 2005.

Total loans at The PrivateBank - Chicago increased by 33%, or $491.3 million, to $2.0 billion at March 31, 2006 as compared to total loans of $1.5 billion at March 31, 2005. Residential real estate loans grew by 63% over prior year's quarter, followed by growth of 41% in construction loans, and growth in commercial real estate and commercial loans of 39% and 28%, respectively. Total deposits increased by 25% to $2.2 billion at March 31, 2005, from $1.8 billion at March 31, 2005. Growth in brokered deposits, demand deposits and money market deposits accounted for the majority of the deposit growth. Brokered deposits were $595.6 million at March 31, 2006 compared to $328.1 million in the prior year, an increase of 82%. Chicago core deposits grew by 13% year over year.

Financial results of The PrivateBank - St. Louis include the results of The PrivateBank - Wisconsin. Net income for The PrivateBank - St. Louis for the three months ended March 31, 2006 decreased 30% to $434,000 as compared to $621,000 in the prior year period primarily due to the inclusion of a net loss of $345,000 for the first quarter 2006 from The PrivateBank - Wisconsin, which opened in 2005. Excluding the results of The PrivateBank - Wisconsin, net income of The PrivateBank - St. Louis decreased by 13% year over year. The decrease in net income of The PrivateBank - St. Louis resulted primarily from an increase in the provision for loan losses to resulting from growth in loans of 68% year over year and specific reserves allocated to two loans in the St. Louis portfolio which were downgraded during the first quarter 2006.

Total loans at The PrivateBank - St. Louis increased 68% to $379.6 million at March 31, 2006 from $226.1 million at March 31, 2005, due primarily to growth in construction, commercial real estate, and personal loan categories. Total deposits increased by $134.2 million to $372.3 million at March 31, 2006 from $238.0 million at March 31, 2005. The majority of the deposit growth at The PrivateBank - St. Louis was due to increased brokered deposits, money market and non-interest bearing deposits during the three months ended March 31, 2006 as compared to the prior year period. Brokered deposits were $109.0 million at March 31, 2006, an increase of $49.7 million since March 31, 2005. Included in St. Louis totals are Wisconsin loans of $42.9 million and deposits of $51.6 million.

The PrivateBank - Michigan had loans of $412.5 million and deposits of $340.0 million at March 31, 2006, increases of 31% and 13% from June 30, 2005 balances, respectively. Net income for The PrivateBank - Michigan for the first quarter 2006 was $1.2 million.

Wealth Management includes investment management, personal trust and estate services, custodial services, retirement accounts and brokerage and investment services. Consolidated Wealth Management assets under management increased by 25%, or $464.2 million, to $2.7 billion at March 31, 2006 as compared to $1.7 billion at March 31, 2005 due primarily to the inclusion of $530.2 million of assets under management of The PrivateBank - Michigan. Excluding Michigan, wealth management assets under management grew by 26% year over year. Lodestar’s assets under management at March 31, 2006 were $706.2 million, compared to $652.6 million in the year earlier period. At March 31, 2006, Lodestar assets under management include $111.0 million of assets managed by the Wealth Management department for clients who have selected Lodestar as investment adviser, compared to $97.9 million at March 31, 2005. Excluding Lodestar, Wealth management assets under management for the Wealth Management segment were $1.6 billion at March 31, 2006, compared to $1.2 billion at March 31, 2005. Wealth management fee revenue increased to $3.2 million for the three months ended March 31, 2006 compared to $2.2 million for the prior year period. The year-over-year increase in wealth management income was primarily due to the inclusion of $445,000 of wealth management income from The PrivateBank - Michigan and growth in new accounts during the quarter. Lodestar fee income increased by $59,000, or 6%, quarter over quarter. Net income for our Wealth Management segment increased to $442,000 for the three months ended March 31, 2006 from $329,000 for the same period in 2005.

Holding Company Activities consist of parent company only matters. The Holding Company’s most significant assets are its net investments in its four banking subsidiaries, The PrivateBank - Chicago, The PrivateBank - St. Louis, The PrivateBank - Michigan, and our mortgage banking subsidiary, The PrivateBank Mortgage Company. Holding Company Activities are reflected primarily by interest expense on borrowings and operating expenses of the parent company. Recurring holding company operating expenses consist primarily of compensation (expensing of restricted stock awards, stock options and other salary expense) and miscellaneous professional fees.

The Holding Company Activities segment reported a net loss of $2.5 million for the three months ended March 31, 2006 as compared to a net loss of $1.1 million for the three months ended March 31, 2005. The increase in net loss for 2006 as compared to the prior year period reflects a 50% increase in non-interest expense, primarily resulting from increases in the expensing of restricted share grants and increases in professional fees and a 253% increase in interest expense primarily due to the issuance of $50.0 million of trust preferred securities, the addition of $8.0 million of trust preferred securities acquired as a result of The PrivateBank - Michigan acquisition on June 20, 2005 and the drawdown on a line of credit with LaSalle Bank. On September 29, 2005, the Company entered into a $65.0 million credit facility with LaSalle Bank. The new credit facility replaces an existing $40.0 million revolving credit facility that was originally entered into in February 2000 with LaSalle.

The new $65.0 million credit facility is comprised of a $40.0 million senior debt facility and $25.0 million of subordinated debt. The senior debt facility is comprised of a $250,000 term loan with a maturity of December 31, 2016, and a revolving loan with a maturity of December 1, 2006. Management expects to renew the revolving loan on an annual basis. The subordinated debt matures on December 31, 2016. The interest rate on the senior debt facility resets quarterly, and is based on, at the Company’s option, either the lender’s prime rate or three-month LIBOR plus 120 basis points, with a floor of 3.50%. The interest rate on the subordinated debt resets quarterly, and is equal to three-month LIBOR plus 135 basis points, with a floor of 3.50%. Currently, $17.0 million is available on the subordinated debt facility. The subordinated debt qualifies as Tier 2 capital under applicable rules and regulations promulgated by the Board of Governors of the Federal Reserve System.

At March 31, 2006, the Company had $11.25 million outstanding on the senior debt facility and $8.0 million of subordinated debt outstanding. The credit facility is used for general corporate and other working capital purposes. The Company expects to further draw down on the facilities over the next year to support continued balance sheet growth.

  FINANCIAL CONDITION

  Total Assets

Total assets increased to $3.7 billion at March 31, 2006, an increase of $173.9 million, or 5% over total assets of $3.5 billion at December 31, 2005, and an increase of $1.1 million, or 41% over total assets of $2.6 billion at March 31, 2005. The balance sheet growth during the three months ended March 31, 2006 was accomplished mainly through the addition of $478.4 million in assets of The PrivateBank - Michigan and loan growth throughout the Company. The growth in assets was funded primarily through core deposit growth and increases in brokered deposits.

  Loans

Total loans increased to $2.8 billion at March 31, 2006, an increase of $178.0 million, or 7%, from $2.6 billion at December 31, 2005 and an increase of $1.1 billion, or 61%, from $1.7 billion at March 31, 2005.

Company-wide, loan growth since December 31, 2005 has occurred primarily in the commercial real estate, construction, and commercial loan categories and is partially attributable to the inclusion of $412.5 million of loans from The PrivateBank - Michigan. The loan growth of $178.0 million experienced since December 31, 2005 is composed of $14.7 million in loans from The PrivateBank - Michigan, growth in loans at The PrivateBank - Chicago of $117.1 million and $46.2 million from The PrivateBank - St. Louis, which includes $13.8 million in loans from The PrivateBank - Wisconsin. All of The PrivateBank - Chicago offices posted gains in loan volume during the first quarter 2006.

The following table sets forth the composition of our loan portfolio net of unearned discount by category (in thousands) at the following dates:

	March 31, 2006	% loans to total loans	December 31, 2005	% loans to total loans	March 31, 2005	% loans to total loans
Loans
Commercial real estate	$1,387,435	50%	$1,268,851	49%	$858,769	50%
Commercial	481,742	17%	436,416	17%	297,684	17%
Residential real estate	227,367	8%	221,786	8%	101,720	6%
Personal (1)	132,884	5%	148,670	6%	92,912	5%
Home Equity	133,814	5%	139,747	5%	121,635	8%
Construction	422,833	15%	392,597	15%	257,162	14%
Total loans, net of unearned discount	$2,786,075	100%	$2,608,067	100%	$1,729,882	100%

(1)	Includes overdraft lines.

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

We maintain an allowance for loan losses sufficient to absorb credit losses inherent in our loan portfolio. The allowance for loan losses represents our estimate of probable losses in the portfolio at each balance sheet date and is supported by available and relevant information. The allowance contains provisions for probable losses that have been identified relating to specific borrowing relationships, as well as probable losses inherent in the loan portfolio and credit undertakings that are not specifically identified. Management’s application of the methodology for determining the allowance for loan losses resulted in an allowance for loan losses of $31.5 million at March 31, 2006 compared with $29.4 million at December 31, 2005. The increase in the provision from December 31, 2005 reflects the addition of $3.6 million of loan loss reserves as a result of the acquisition of The PrivateBank - Michigan, management’s judgment about the generalized risk of real estate related lending in our various markets, the addition of new lending personnel as well as strong loan growth from all existing offices in the first quarter 2006. We believe that the allowance for loan losses is adequate to provide for estimated probable credit losses inherent in our loan portfolio.

The allowance for loan losses as a percentage of total loans was 1.13% at March 31, 2006, unchanged from December 31, 2005 and down from 1.15% at March 31, 2005. Net charge-offs totaled $144,000 for the three months ended March 31, 2006 versus net recoveries of $60,000 in the year earlier period. The provision for loan losses was $2.3 million for the three months ended March 31, 2006, versus $902,000 for the three months ended March 31, 2005.

Following is a summary of changes in the allowance for loan losses for the three months ended March 31, 2006 and 2005 (in thousands):

	2006	2005
Balance, January 1	$29,388	$18,986
Provisions charged to earnings	2,253	902
Loans charged-off, net of recoveries	(144)	60
Balance, March 31	$31,497	$19,948

The following table shows our allocation of the allowance for loan losses by specific category at the dates shown.

	March 31, 2006		December 31, 2005		March 31, 2005
Allocation of the Allowance for Loan Losses ($ in thousands)	Amount	% of allowance to total allowance	Amount	% of loans to total loans	Amount	% of allowance to total allowance
Allocated Inherent Reserve:
CRE Loans	15,622	50%	$12,975	44%	8,525	42%
Commercial Loans	5,410	17%	6,453	22%	3,602	18%
Residential Loans	435	1%	419	1%	244	1%
Personal Loans	1,456	5%	1,714	6%	794	4%
Home Equity Loans	261	1%	277	1%	305	2%
Construction Loans	5,426	17%	4,686	16%	3,020	15%
Allocated Inherent Reserve	28,610	91%	26,524	90%	16,490	82%
Specific Reserve	100	0%	--	--%	1,732	9%
Unallocated Inherent Reserve	2,787	9%	2,864	10%	1,726	9%
Total Reserve for Credit Losses	$31,497	100%	$29,388	100%	$19,948	100%

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

The allocated inherent component of the reserve increased by $2.1 million during the first three months of 2006, from $26.5 million at December 31, 2005 to $28.6 million at March 31, 2006. The increase in the allocated portion of the reserve reflects higher loan volumes in every category, particularly construction, commercial, and residential real estate loans.

Specific Component of the Reserve

For loans where management deems either the amount or the timing of the repayment to be significantly impaired, there are specific reserve allocations established. The specific reserve is based on a loan’s current value compared to the present value of its projected future cash flows, collateral value or market value, as is relevant for the particular loan pursuant to SFAS 114, “Accounting by Creditors for Impairment of a Loan.” As of March 31, 2006, management concluded that there were two commercial loans in the St. Louis portfolio that required specific reserves.

The specific component of the reserve decreased by $244,000 during the first three months of 2006 to $100,000 at March 31, 2006, from zero at December 31, 2005 after giving effect to $144,000 in net charge-offs during the period.

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

The unallocated inherent component of the reserve decreased modestly by $77,000 for the first three months of 2006, from $2.9 million at December 31, 2005 to $2.8 million at March 31, 2006.

Nonperforming Loans

The following table classifies our non-performing loans as of the dates shown:

	3/31/06	12/31/05	9/30/05	6/30/05	3/31/05
	(dollars in thousands)
Nonaccrual loans	3,228	663	$ 472	$ 1,212	$ 1,448
Loans past due 90 days or more	1,080	280	744	2,026	1,335
Total nonperforming loans	4,308	943	1,216	3,238	2,783
OREO	235	393	211	413	--
Total nonperforming assets	$4,543	$1,336	$1,427	$3,651	$2,783
Total nonaccrual loans to total loans	0.12%	0.03%	0.02%	0.06%	0.08%
Total nonperforming loans to total loans	0.15%	0.04%	0.05%	0.15%	0.16%
Total nonperforming assets to total assets	0.12%	0.04%	0.04%	0.11%	0.11%

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

Nonaccrual loans were $3.2 million at March 31, 2006 as compared to $663,000 at December 31, 2005 and $1.4 million at March 31, 2005. The increase in nonaccrual loans was primarily due to three relationships in St. Louis totaling $2.9 million. Loans delinquent over 90 days increased by $800,000 since December 31, 2005 to $1.1 million.

Through the acquisition of BHB, the Company assumed $413,000 of OREO property, secured by various properties in the Detroit metropolitan area, consisting primarily of vacant land. The balance at March 31, 2006 of $235,000 reflects the value of the properties less proceeds received of approximately $802,000 arising from a condemnation action taken by Wayne County, Michigan, the reclassification of a $182,000 loan to OREO during the fourth quarter 2005, and a $442,000 payoff to a commercial bank.
  Investment Securities

The amortized cost and the estimated fair value of securities at March 31, 2006 and December 31, 2005, were as follows (in thousands):

	Investment Securities — Available-for-Sale
	March 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agency mortgage backed securities and collateralized mortgage obligations	$309,227	$ 624	$ (6,270)	$303,581
Corporate collateralized mortgage obligations	—	—	—	—
Tax exempt municipal securities	217,196	13,387	(57)	230,526
Taxable municipal securities	3,825	—	(2)	3,823
Federal Home Loan Bank stock	142,396	—	—	142,396
Other	2,029	—	—	2,029
Total	$674,673	$14,011	$(6,329)	$682,355

	Investment Securities — Available-for-Sale
	December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agency mortgage backed securities and collateralized mortgage obligations	$319,525	$ 941	$(4,212)	$316,254
Corporate collateralized mortgage obligations	--	—	—	--
Tax exempt municipal securities	214,895	15,356	(43)	230,208
Taxable municipal securities	3,825	1	—	3,826
Federal Home Loan Bank stock	142,396	—	—	142,396
Other	2,467	--	—	2,467
Total	$683,108	$16,298	$(4,255)	$695,151

All securities are classified as available-for-sale and may be utilized as part of our asset/liability management strategy in response to changes in interest rates, liquidity needs or significant prepayment risk. Available-for-sale securities are carried at fair value, with related unrealized net gains or losses, net of deferred income taxes, recorded as an adjustment to equity capital. At March 31, 2006, reported stockholders’ equity reflected unrealized securities gains net of tax of $4.7 million, an increase of $2.7 million from $7.4 million at December 31, 2005.

Securities available-for-sale decreased to $682.4 million at March 31, 2006 from $695.2 million as of December 31, 2005. U.S. government agency mortgage backed securities and collateral mortgage obligations decreased by $10.3 million at March 31, 2006 as compared to year-end due to run-off of mortgage-related securities. Given the flat yield curve and our strong loan growth, we expect to continue to decrease the size of the securities portfolio during the second quarter 2006.

At March 31, 2006 and December 31, 2005, the Company’s consolidated investment in Federal Home Loan Bank (FHLB) stock was $142.4 million, of which $138.5 million is invested in the Federal Home Loan Bank of Chicago (“FHLB (Chicago)”). As we previously announced, on October 31, 2005, we delivered a written notice of our decision to withdraw as a member of the FHLB (Chicago), upon which the FHLB (Chicago) was required to redeem our stock on May 1, 2006. On April 18, 2006, the FHLB (Chicago) announced that it had received approval from the Finance Board to issue $1.0 billion of 10-year subordinated notes by the end of June 2006. The FHLB (Chicago) also announced that it had entered into an amendment of the Written Agreement previously entered into on October 18, 2005 with the Finance Board. According to the FHLB (Chicago), the amendment reduces the minimum dollar amount of capital stock under the FHLB (Chicago)’s minimum capital requirement, which will allow it to redeem the stock of withdrawing members whose membership will terminate prior to its planned issuance of the notes. All of the $138.5 million of the FHLB (Chicago) stock that the Company currently owns was redeemed upon repayment by the Company of all of its advances owed and termination of all other business relationship with the FHLB (Chicago) prior thereto.

  Deposits and Funds Borrowed

The following table presents the balances of deposits by category and each category as a percentage of total deposits at March 31, 2006 and December 31, 2005:

	March 31,		December 31,
	2006		2005
	Balance	Percent of Total	Balance	Percent of Total
	(dollars in thousands)
Non-interest bearing demand	$ 240,961	8%	$ 252,625	10%
Savings	14,823	1%	14,596	1%
Interest-bearing demand	142,734	5%	132,787	5%
Money market	1,228,678	42%	1,257,757	47%
Brokered deposits	704,586	24%	586,605	16%
Other time deposits	607,720	21%	579,012	21%
Total deposits	$ 2,939,502	100%	$2,823,382	100%

Total deposits of $2.9 billion at March 31, 2006 represent an increase of $116.1 million or 4% as compared to total deposits of $2.8 billion as of December 31, 2005. Core deposit growth, which represents total deposits less brokered deposits, exceeded loan growth, with core deposits increasing 38% over the past four quarters; excluding the deposits acquired in Michigan of $306.3 million, core deposits grew 21% year over year. Non-interest-bearing demand deposits decreased by 5% to $241.0 million at March 31, 2006 as compared to $252.6 million at December 31, 2005. Savings deposits at March 31, 2006 increased by 2%, to $14.8 million as compared to $14.6 million at December 31, 2005. Interest-bearing demand deposits increased 7% to $142.7 million as compared to $132.8 million at December 31, 2004. Money market accounts decreased by $29.1 million, or 2%, to $1.2 billion at March 31, 2006 as compared to $1.3 billion at December 31, 2005. Brokered deposits increased by 20% or $118.0 million to $704.6 million at March 31, 2006 as compared to $586.6 million at December 31, 2005. Other time deposits increased by approximately 5% to $607.7 million as compared to $579.0 million at year-end 2005.

We continue to utilize brokered deposits as a source of funding for growth in the loan and investment portfolios. Our brokered deposits to total deposits ratio was 24% at March 31, 2006 compared to 21% at December 31, 2005. We have issued certain brokered deposits that include call option provisions, which provide us with the opportunity to redeem the certificates of deposit on a specified date prior to the contractual maturity date.

As of March 31, 2006, we held thirteen outstanding brokered deposits containing unexercised call provisions. We have brokered deposits with ten different brokers and we receive periodic information from other brokers regarding potential deposits. The scheduled maturities of brokered deposits, net of unamortized prepaid broker commissions, as of March 31, 2006, for the upcoming 2006 and 2007 quarters and the fiscal years 2008 through 2009 and thereafter, are as follows:

Scheduled Maturities of Brokered Deposits
net of unamortized prepaid brokered commissions
at March 31, 2006
Maturity Date	Rate (1)	3/31/2006
2nd quarter 2006	3.51%	131,800
3rd quarter 2006	4.19%	147,690
4th quarter 2006	4.76%	111,352
1st quarter 2007	4.54%	96,139
2007	4.04%	50,714
2008 - 2009(2)	4.25%	65,478
Thereafter (3)	5.13%	103,801
Unamortized prepaid broker commissions		(2,388)
Total brokered deposits, net of unamortized prepaid broker commissions		$704,586

(1)	Represents the all-in rate of each brokered deposit.
(2)
This segment includes a callable $14.9 million brokered deposit with a maturity date of 3/26/2008 which is callable monthly, and a $5.0 million brokered deposit with a maturity date of 6/12/09 which is callable monthly.

(3)
This segment includes several callable deposits: a $1.6 million brokered deposit with a maturity date of 5/19/2010 callable quarterly; a $3.6 million brokered deposit with a maturity date of 11/19/2012 callable semi-annually; a $9.9 million brokered deposit with a maturity date of 2/11/2013 callable monthly; a $10.0 million brokered deposit with a maturity date of 1/21/2014 callable monthly; a $10.0 million brokered deposit with a maturity date of 12/17/2014 callable monthly; a $7.3 million brokered deposit with a maturity of 1/28/2015 callable semi-annually; a $12.1 million brokered deposit with a maturity date of 2/27/2019 callable monthly; a $9.5 million brokered deposit with a maturity date of 3/12/2024 callable semi-annually; a $6.5 million zero coupon brokered deposit with a maturity date of 3/18/2024, an effective yield of 6.25% and callable semi-annually; a $8.8 million brokered deposit with a maturity date of 4/23/2024 callable monthly; and a $7.2 million brokered deposit with a maturity date of 6/30/2025, an original call date of 12/30/2005, and semi-annually thereafter.

(4)
This segment includes the fair value hedge of a fixed rate $20.0 million brokered deposit. We have agreed to receive a 4.6% fixed rate in exchange for payment of three month LIBOR minus 12.5 basis points on an agreed upon notional amount of $20.0 million. At March 31, 2006, the fair value of the interest rate swap was $17,431.

Membership in the FHLB system gives us the ability to borrow funds from the FHLB (Des Moines) and the FHLB (Indianapolis) under a variety of programs. We have periodically used the services of the FHLB for funding needs and other correspondent services. On May 2, 2006, our withdrawal as a member of the FHLB (Chicago) was consummated. Therefore, we will no longer be able to borrow funds or participate in any of the other programs of the FHLB (Chicago); however, we anticipate that we will continue to be members of, and to take advantage of the programs offered by, the FHLB (Des Moines) and the FHLB (Indianapolis).

During the first quarter of 2006, our reliance on FHLB borrowings as a funding source decreased by $22.2 million from December 31, 2005. FHLB borrowings totaled $222.9 million at March 31, 2006 compared to $284.9 million at March 31, 2005 and $245.1 million at December 31, 2005. Included in the March 31, 2006 balance are The PrivateBank - Michigan FHLB borrowings of $50.0 million and The PrivateBank - St. Louis borrowings of $24.0 million. As a result of our withdrawal of membership from the FHLB (Chicago), we retired $148.9 million of FHLB (Chicago) borrowings on May 2, 2006. The FHLB requires us to pledge collateral in connection with obtaining FHLB advances. Our pledged collateral consists of residential real estate loans and certain qualifying multi-family loans and investment securities.

A summary of all funds borrowed and outstanding at March 31, 2006, December 31, 2005 and March 31, 2005 is presented in the tables below:

Funds Borrowed at March 31, 2006
Long Term Funds Borrowed:	Current Rate	Maturity	3/31/2006
Subordinated Note	5.88%	12/31/2016	8,000
FHLB fixed advance	5.05%	12/22/2010	5,004
FHLB fixed advance	4.61%	9/20/2010	5,000
FHLB fixed advance (2)	4.21%	9/1/2010	6,900
FHLB fixed advance	4.64%	3/8/2010	5,000
FHLB fixed advance (2)	4.25%	12/28/2009	11,500
FHLB fixed advance (2)	3.87%	12/23/2009	1,080
FHLB fixed advance	4.07%	3/20/2009	5,000
FHLB fixed advance (2)	3.80%	1/25/2009	1,600
FHLB fixed advance	3.89%	11/17/2008	5,000
FHLB fixed advance(2)	3.67%	9/29/2008	25,000
FHLB fixed advance	5.29%	6/23/2008	4,000
FHLB fixed advance	3.95%	5/5/2008	3,000
FHLB fixed advance	5.19%	3/17/2008	3,000
FHLB fixed advance	4.78%	1/30/2008	3,000
FHLB fixed advance	3.97%	12/13/2007	2,000
FHLB fixed advance	4.88%	11/15/2007	4,000
FHLB fixed advance	5.08%	10/24/2007	5,000
FHLB fixed advance	2.71%	7/7/2007	5,000
Total long-term funds borrowed			$ 108,084

Short term funds borrowed:
FHLB fixed advance	3.92%	2/9/2007	3,000
FHLB prepayable LIBOR fixed advance(2)	4.35%	1/31/2007	10,000
FHLB fixed advance(2)	3.41%	1/25/2007	1,500
FHLB fixed advance(2)	3.97%	1/5/2007	4,640
FHLB fixed advance(2)	3.97%	1/5/2007	3,825
FHLB fixed advance	5.73%	12/1/2006	11,250
FHLB fixed advance	3.26%	11/16/2006	1,000
FHLB fixed advance(2)	2.87%	11/14/2006	25,000
FHLB fixed advance(2)	3.93%	9/1/2006	3,999
FHLB fixed advance	4.30%	8/18/2006	5,000
FHLB fixed advance(2)	4.19%	8/11/2006	28,535
FHLB fixed advance	2.43%	7/17/2006	1,000
FHLB fixed advance	2.21%	6/26/2006	5,000
FHLB fixed advance(2)	3.04%	6/23/2006	2,850
FHLB fixed advance	4.73%	5/30/2006	5,000
Line of Credit(2)	4.94%	daily	22,500
Federal funds purchased	4.25%	daily	100,000
Demand repurchase agreements (1)	2.25%	daily	9,339
Total short-term funds borrowed			$243,439
Total Funds borrowed			$351,523

(1)
Demand repurchase agreements are a form of retail repurchase agreements offered to certain clients of The PrivateBank - Chicago and The PrivateBank - St. Louis. Funds are swept each business day from the client’s demand deposit account. These amounts are not deposits and are not insured, but are secured by a pool of securities pledged specifically for this purpose.

(2)
All (FHLB) Chicago advances were repaid on or before May 2, 2006 in connection with the withdrawal of membership of The PrivateBank - Chicago from the FHLB (Chicago). Total repaid advances were $148.9 million.

Funds Borrowed at December 31, 2005
Long Term Funds Borrowed:	Current Rate	Maturity	12/31/05
Subordinated note	5.37%	12/31/2016	$5,000
FHLB fixed advance	5.05%	12/22/2010	4,985
FHLB fixed advance	4.61%	9/20/2010	5,000
FHLB fixed advance	4.21%	9/1/2010	6,900
FHLB fixed advance	4.64%	3/8/2010	5,000
FHLB fixed advance	4.25%	12/28/2009	11,500
FHLB fixed advance	3.87%	12/23/2009	1,080
FHLB fixed advance	4.07%	3/20/2009	5,000
FHLB fixed advance	3.80%	1/25/2009	1,600
FHLB fixed advance	3.89%	11/17/2008	5,000
FHLB fixed advance	3.67%	9/29/2008	25,000
FHLB fixed advance	5.29%	6/23/2008	4,000
FHLB fixed advance	3.95%	5/5/2008	3,000
FHLB advance	3.97%	12/13/2007	2,000
FHLB fixed advance	4.88%	11/15/2007	4,000
FHLB fixed advance	5.08%	10/24/2007	5,000
FHLB fixed advance	2.71%	7/7/2007	5,000
FHLB fixed advance	3.92%	2/9/2007	3,000
FHLB prepayable LIBOR fixed advance	4.35%	1/31/2007	10,000
FHLB fixed advance	3.41%	1/25/2007	1,500
FHLB fixed advance	3.97%	1/5/2007	4,640
FHLB fixed advance	3.97%	1/5/2007	3,825
Total Long Term Funds Borrowed			$122,030

Short Term Funds Borrowed
Line of credit	5.12%	12/1/2006	$8,250
FHLB fixed advance	3.26%	11/16/2006	1,000
FHLB fixed advance	2.87%	11/14/2006	25,000
FHLB fixed advance	3.93%	9/1/2006	3,999
FHLB fixed advance	4.30%	8/18/2006	5,000
FHLB fixed advance	4.19%	8/11/2006	28,535
FHLB fixed advance	2.43%	7/17/2006	1,000
FHLB fixed advance	2.21%	6/26/2006	5,000
FHLB fixed advance	3.04%	6/23/2006	2,850
FHLB fixed advance	4.73%	5/30/2006	5,000
FHLB fixed advance	3.72%	3/31/2006	5,000
FHLB prepayable LIBOR fixed advance	4.54%	3/6/2006	25,000
FHLB advance	3.97%	3/6/2006	3,000
FHLB fixed advance	2.97%	1/25/2006	4,700
FHLB fixed advance	2.12%	1/17/2006	2,000
FHLB fixed advance	3.28%	1/13/2006	1,000
FHLB fixed advance	2.28%	1/3/2006	10,000
Fed funds purchased	4.25%	daily	30,000
Demand repurchase agreements (1)	2.25%	daily	8,616
Total Short Term Funds Borrowed			$174,950
Total funds borrowed			$296,980

(1) Demand repurchase agreements are a form of retail repurchase agreements offered to certain clients of The PrivateBank - Chicago and The PrivateBank - St. Louis. Funds are swept each business day from the client’s demand deposit account. These amounts are not deposits and are not insured, but are secured by a pool of securities pledged specifically for this purpose.

Funds Borrowed at March 31, 2005
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

At March 31, 2006, the Company had $11.25 million outstanding on the senior debt facility and $8.0 million of subordinated debt outstanding. The credit facility is used for general corporate and other working capital purposes. The Company expects to further draw down on the facilities over the next year to support continued balance sheet growth.

  Capital Resources

Stockholders’ equity rose to $245.1 million at March 31, 2006, an increase of $7.2 million from December 31, 2005 stockholders’ equity of $237.9 million, due primarily to first quarter 2006 net income of $9.0 million, a decrease of $2.7 million related to the fair value of securities classified as available-for-sale, net of income taxes, and the restatement adjustment related to the adoption of SFAS 123(R).

At March 31, 2006, $80.1 million of our total $98.0 million outstanding trust-preferred securities were treated as Tier 1 capital. The Company and its banking subsidiaries are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors, and the regulators can lower classifications in certain areas. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements.

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

The following table sets forth our consolidated regulatory capital amounts and ratios as of March 31, 2006 and 2005, and December 31, 2005:

	March 31,						December 31,
	2006			2005			2005
	Capital	“Well-capital-ized” Standard	Excess/ (Deficit) Capital	Capital	“Well-capital-ized” Standard	Excess/ (Deficit) Capital	Capital	“Well-capital-ized” Standard	Excess/ (Deficit) Capital
Dollar basis:
Tier 1 leverage capital	$251,940	$173,649	$78,290	$191,954	$126,251	$65,703	$235,454	$165,958	$69,496
Tier 1 risk-based capital	251,940	177,048	74,892	191,954	114,808	77,146	235,454	166,183	69,271
Total risk-based capital	309,306	295,080	14,226	211,902	191,347	20,555	291,796	276,971	14,825
Percentage basis:
Leverage ratio	7.25%	5.00%		7.61%	5.00%		7.09%	5.00%
Tier 1 risk-based capital ratio	8.54	6.00		10.03	6.00		8.50	6.00
Total risk-based capital ratio	10.48	10.00		11.07	10.00		10.54	10.00
Total equity to total assets	6.68			7.70			6.74

To be considered “well-capitalized,” an entity must maintain a leverage ratio of at least 5.0%, a Tier 1 risk-based capital ratio of at least 6.0%, and a total risk-based capital ratio of at least 10.0%. To be “adequately capitalized,” a bank must maintain a leverage ratio of at least 4.0%, a Tier 1 risk-based capital ratio of at least 4.0%, and a total risk-based capital ratio of at least 8.0%. At March 31, 2006, the Company and each of the banking subsidiaries exceeded the minimum levels of all regulatory capital requirements, and were considered “well-capitalized” under regulatory standards.

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

Net cash provided by operations totaled $6.4 million in the three months ended March 31, 2006 compared to net cash provided by operations of $7.6 million in the prior year period. The net cash provided during the three months ended March 31, 2006 was primarily impacted by growth and timing of receipts of interest and cash settlement payments. Net cash outflows from investing activities totaled $174.1 million in the first three months of 2006 compared to a net cash outflow of $79.9 million in the prior year period primarily due to loan growth. Cash inflows from financing activities in the first three months of 2006 totaled $168.5 million compared to a net inflow of $56.2 million in the first three months of 2005.

In the event of short-term liquidity needs, our banking subsidiaries may purchase federal funds from correspondent banks and our investment portfolio can be used as a source of liquidity. Additionally, membership in the FHLB System gives the banking subsidiaries the ability to borrow funds from the FHLBs (Des Moines and Indianapolis) for short- or long-term purposes under a variety of programs. On May 2, 2006, The PrivateBank - Chicago consummated its withdrawal from the FHLB (Chicago) and therefore no longer has access to funds from that institution.

Our asset/liability policy currently limits our use of brokered deposits to levels no more than 40% of total deposits. As a result of growth in our core deposits and deposits assumed in the BHB acquisition, brokered deposits have increased to 24% of total deposits at March 31, 2006 compared to 19% of total deposits at March 31, 2005. We do not expect our 40% threshold limitation to limit our ability to implement our growth plan.

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

As market interest rates continued to decline to historic lows in the second half of 2002, the value of our long-term tax-exempt bank-qualified municipal bond portfolio increased. In order to protect this gain should rates rise, we entered into a $25.0 million swap agreement whereby we sold the 10-year swap and bought three-month LIBOR to act as an economic hedge to a portion of our long municipal bonds. At March 31, 2006 the market value of the interest rate swap associated with this economic hedge was an asset of $1.4 million.  One of two interest rate swaps we have entered into is designated as a fair value hedge of a fixed rate $20.0 million brokered deposit. We have agreed to receive a 4.6% fixed rate in exchange for payment of three month LIBOR minus 12.5 basis points on an agreed upon notional amount of $20.0 million. The fair value of the interest rate swap was $17,431 at March 31, 2006. The purpose of the hedge is to expand the Company’s floating rate funding exposure in response to our net interest income models. In addition, while repositioning the FHLB (Chicago) advances in the fourth quarter 2005, we repaid a floating rate $25.0 million advance costing three month LIBOR plus 12.5 basis points. The hedged transaction replaces most of this funding at a savings of 25 basis points.

Changes in market rates gave us the opportunity to make changes to our investment security portfolio as part of the implementation of our asset liability management strategies. Throughout 2005 and 2004, we continued to replace specific investment securities with alternative investment securities with greater risk/reward parameters on a selective basis. Our net interest margin declined to 3.45% in the first quarter 2006 as compared to 3.57% in the prior year period as a result of the flattening yield curve. During 2005 and the first quarter 2006 our costs on wholesale funds, short-term borrowings and deposits outpaced the increase in earning asset yields due to increases in the prime rate of interest. Approximately 70% of the loan portfolio is indexed to the prime rate of interest or otherwise adjusts with other short-term interest rates.

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

We have structured our assets and liabilities to mitigate the risk of either a rising or falling interest rate environment. We manage our gap position at the one-year horizon. Depending upon our assessment of economic factors such as the magnitude and direction of projected interest rates over the short- and long-term, we generally operate within guidelines set by our asset/liability management policy and attempt to maximize our returns within an acceptable degree of risk. Our policy states that we shall maintain a rate-sensitive assets to rate-sensitive liabilities position at the one-year horizon between 70% and 130%. Our position at March 31, 2006 was 90.0% as compared to 96.0% at December 31, 2005 and was within the guidelines of our policy. We have continued to maintain our gap position set by our policy guidelines and expect to continue to operate in this manner as long as the general rate structure of the economy and our business opportunities remain consistent. Therefore, generally speaking, a short-term rise in interest rates will positively impact our earnings, while a short-term drop in interest rates would negatively impact our earnings.

Interest rate changes do not affect all categories of assets and liabilities equally or simultaneously. There are other factors that are difficult to measure and predict that would influence the effect of interest rate fluctuations on our income statement. For example, a rapid drop in interest rates might cause our loans to repay at a more rapid pace and certain mortgage-related investments to prepay more quickly than projected. This could mitigate some of the benefits of falling rates that are expected when negatively gapped. Conversely, a rapid rise in rates could give us an opportunity to increase our margins and stifle the rate of repayment on our mortgage-related loans, which would increase our returns. The following tables illustrate our estimated interest rate sensitivity and periodic and cumulative gap positions calculated as of March 31, 2006 and December 31, 2005:

	March 31, 2006 Time to Maturity or Repricing
	0-90 days	91-365 days	1-5 years	Over 5 years	Total
	(dollars in thousands)
Interest-Earning Assets
Net loans	$1,802,574	$232,289	$698,008	$21,707	$2,754,578
Investments	38,347	35,155	214,218	257,467	545,187
FHLB stock	142,396	--	--	--	142,396
Federal funds sold	8,748	--	--	--	8,748
Total interest-earning assets	$1,992,065	$267,444	$912,226	$279,174	$3,450,909
Interest-Bearing Liabilities
Interest-bearing demand deposits	$ --	$ --	$ --	$142,734	$142,734
Savings deposits	14,823	--	--	--	14,823
Money market deposits	1,228,668	--	--	10	1,228,678
Time deposits	283,149	268,608	55,180	783	607,720
Brokered deposits	129,395	355,181	125,658	94,351	704,585
Funds borrowed	130,190	98,749	212,580	8,004	449,523
Total interest-bearing liabilities	$1,786,225	$722,538	$393,418	$245,882	$3,148,063
Cumulative
Rate sensitive assets (RSA)	1,992,065	2,259,509	3,171,735	3,450,909
Rate sensitive liabilities (RSL)	1,786,226	2,508,764	2,902,183	3,148,063
GAP (GAP=RSA-RSL)	205,839	(249,255)	269,552	302,846
RSA/RSL	111.52%	90.06%	109.29%	109.62%
RSA/Total assets	54.31%	61.60%	86.47%	94.08%
RSL/Total assets	48.70%	68.39%	79.12%	85.82%
GAP/Total assets	5.61%	-6.80%	7.35%	8.26%
GAP/Total RSA	5.96%	-7.22%	7.81%	8.78%

	December 31, 2005 Time to Maturity or Repricing
	0-90 days	91-365 days	1-5 years	Over 5 years	Total
	(dollars in thousands)
Interest-Earning Assets
Net loans	$1,718,484	$205,543	$625,756	$34,165	$2,583,948
Investments	74,004	40,212	222,383	252,764	589,363
FHLB stock	142,396	—	—	—	142,396
Federal funds sold	12,770	—	—	—	12,770
Total interest-earning assets	$1,947,654	$245,755	$848,139	$286,929	$ 3,328,477
Interest-Bearing Liabilities
Interest-bearing demand deposits	$—	$—	$—	$132,787	$132,787
Savings deposits	14,596	—	—	—	14,596
Money market deposits	1,257,757	—	—	—	1,257,757
Time deposits	261,445	252,319	64,922	326	579,012
Brokered deposits	67,763	255,771	167,782	108,833	600,149
Funds borrowed	109,301	65,634	117,045	103,000	394,980
Total interest-bearing liabilities	$1,710,862	$573,724	$349,749	$344,946	$2,979,281
Cumulative
Rate sensitive assets (RSA)	$1,947,654	$2,193,409	$3,041,548	$3,328,477
Rate sensitive liabilities (RSL)	1,710,862	2,284,586	2,634,335	2,979,281
GAP (GAP=RSA-RSL)	236,792	(91,177)	407,213	349,196
RSA/RSL	113.84%	96.01%	115.46%	111.72%
RSA/Total assets	55.74%	62.77%	87.05%	95.26%
RSL/Total assets	48.96%	65.38%	75.39%	85.26%
GAP/Total assets	6.78%	-2.61%	11.65%	9.99%
GAP/Total RSA	7.11%	-2.74%	12.23%	10.49%

The following table shows the impact of immediate 200 and 100 basis point changes in interest rates as of March 31, 2006 and December 31, 2005. The effects are determined through the use of a simulation model based on our interest-earning asset and interest-bearing liability portfolios, assuming the size of these portfolios remains constant from the balance sheet date throughout the one-year measurement period. The simulation assumes that assets and liabilities accrue interest on their current pricing basis. Assets and liabilities then reprice based on their terms and remain at that interest rate through the end of the measurement period. The model attempts to illustrate the potential change in net interest income if the foregoing occurred.

	March 31, 2006				December 31, 2005
	-200 Basis Points	-100 Basis Points	+100 Basis Points	+200 Basis Points	-200 Basis Points	-100 Basis Points	+100 Basis Points	+200 Basis Points
Percentage change in net interest income due to an immediate 100 and 200 basis point change in interest rates over a one-year time horizon	-11.0%	-4.7%	2.9%	5.5%	-13.9%	-6.4%	3.9%	7.2%

This table shows that if there had been an instantaneous parallel shift in the yield curve of -100 basis points on March 31, 2006, net interest income would decrease by 4.7% over a one-year period. The measurement of a -200 basis point instantaneous parallel shift in the yield curve at March 31, 2006 would result in a decline in net interest income of 11.0% over a one-year period versus a decline of 13.9% at December 31, 2005. At December 31, 2005, if there had been an instantaneous parallel shift in the yield curve of -100 we would have suffered a decline in net interest income of 6.4%. Conversely, a shift of +200 basis points would increase net interest income 5.5% over a one-year horizon based on March 31, 2006 balances, as compared to an increase of net interest income of 7.2% measured on the basis of the December 31, 2005 portfolio.

Changes in the effect on net interest income from the presented basis point movements at March 31, 2006, compared to December 31, 2005 are due to the timing and nature of the repricing of rate sensitive assets to rate sensitive liabilities within the one year time frame. The difference in the effect on net interest income a March 31, 2006 as compared to December 31, 2005 is due to the differences in the timing, balances, and current rates versus simulated rates of repricing assets and liabilities.

The table presented above reflects that the Company is less interest rate sensitive at March 31, 2006 as compared to December 31, 2005. There are several factors contributing to the Company becoming less interest rate sensitive as of March 31, 2006, including the incremental increase in certain fixed rate loan products and reduction of certain portions of our collateralized mortgage obligation portfolio. Additionally, the Company’s borrowed funds have a shorter duration when comparing March 31, 2006 to December 31, 2005, further reducing interest rate sensitivity. The shortening of borrowed funds duration partially resulted from the increase of federal funds purchased and overnight line of credit usage at March 31, 2006, compared with December 31, 2005.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2006 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES

LITIGATION REFORM ACT OF 1995

This report contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ materially from those predicted in forward-looking statements. Factors which might cause such a difference include, but are not limited to, fluctuations in market rates of interest and loan and deposit pricing; greater than anticipated deterioration in asset quality due to a prolonged economic downturn in the greater Chicago, St. Louis, Milwaukee and Detroit metropolitan areas; legislative or regulatory changes; adverse developments or changes in the composition of our loan or investment portfolios; significant increases in competition; an increase in the Company’s funding costs as a result of its decision to withdraw as a member of the FHLB (Chicago); difficulties in identifying attractive acquisition opportunities or strategic partners to complement our private banking approach and the products and services we offer; unforeseen difficulties in integrating the acquisition of The PrivateBank - Michigan, slower than anticipated growth of its business, unanticipated business declines or higher than expected operational costs; unexpected difficulties in the continued integration of or in operating our mortgage banking business; the possible dilutive effect of potential acquisitions or expansion; and our ability to raise new capital as needed and the timing, amount and type of such capital raises. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

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

Item 1a. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by the Company during the quarter ended March 31, 2006 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

Period	(a) Total Number of Shares Purchased	(b) Average Price paid per Share	(c) Total Number of Shares Purchased as part of publicly announced Plans or Programs	(d) Maximum Number of Shares that may be purchased under the Plans/Program (1)(3)
0/01/06-01/31/06	4,083(2)	$7.90	4,083(2)	222,792
02/01/06-02/28/06	21,964(2)	$10.25	21,964(2)	222,792
03/01/06-03/31/06	44(2)	$6.00	44(2)	222,792
Total	26,091(2)	$9.87	26,091(2)	222,792

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

(2)  Represents shares reacquired by the Company in payment of the exercise price and/or withholding taxes in connection with the exercise of certain employee/director stock options. Does not include shares reacquired by the Company in payment of the exercise price and/or withholding taxes in connection with the exercise of certain employee/director stock options. On November 16, 2005, 2,400 shares were repurchased by the Company.

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
Date: May 9, 2006

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