Form 10-Q
period 2006-08-08
PRIVATEBANCORP, INC
filed 2006-08-08
CIK 889936

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For transition period from ________ to ________
Commission File Number: 000-25887

PRIVATEBANCORP, INC.
(Exact name of Registrant as specified in its charter.)

Delaware (State or other jurisdiction of incorporation or organization)	36-3681151 (I.R.S. Employer Identification Number)
70 W. Madison Suite 900 Chicago, Illinois (Address of principal executive offices)	60602 (Zip Code)

(312) 683-7100
(Registrant’s telephone number, including area code)

Ten North Dearborn Street
Chicago, Illinois 60602
(Former name, former address and former fiscal year, if changed since last report)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 1, 2006
Common, no par value	21,200,871

PRIVATEBANCORP, INC.

FORM 10-Q Quarterly Report

  Selected Financial Data

The following table summarizes certain selected unaudited consolidated financial information of PrivateBancorp, Inc. at or for the periods indicated. This information should be read in conjunction with the unaudited consolidated financial statements and related notes included pursuant to Item 1 of this report.

	Quarter Ended
	06/30/06	03/31/06	12/31/05	09/30/05	06/30/05
	(dollars in thousands, except per share data)
Selected Statement of Income Data:
Interest income:
Loans, including fees	$55,127	$48,910	$45,244	$39,580	$29,198
Securities	7,734	8,302	8,585	9,093	9,428
Federal funds sold and interest-bearing deposits	199	87	207	166	93
Total interest income	63,060	57,299	54,036	48,839	38,719
Interest expense:
Interest-bearing demand deposits	364	241	248	218	217
Savings and money market deposit accounts	13,089	11,463	9,998	8,072	7,140
Brokered deposits and other time deposits	15,828	12,848	10,754	8,521	6,229
Funds borrowed	2,387	3,468	3,756	4,387	2,750
Long-term debt --trust preferred securities	1,530	1,504	1,563	1,377	591
Total interest expense	33,198	29,524	26,319	22,575	16,927
Net interest income (8)	29,862	27,775	27,717	26,264	21,792
Provision for loan losses	2,382	2,253	1,690	2,046	1,900
Net interest income after provision for loan losses	27,480	25,522	26,027	24,218	19,892
Non-interest income:
Wealth management income	3,603	3,160	2,771	2,627	2,350
Mortgage banking income	1,005	724	784	1,284	1,076
Other income	2,616	1,138	1,361	1,165	885
Securities (losses) gains, net	(1,007)	(578)	(192)	(249)	1,045
Gains (losses) on interest rate swap	413	555	252	644	(972)
Total non-interest income	6,630	4,999	4,976	5,471	4,384
Non-interest expense:
Salaries and employee benefits	10,325	10,536	10,677	10,011	8,212
Occupancy expense	2,214	2,169	2,012	1,963	1,804
Professional fees	1,855	1,016	1,284	1,272	991
Wealth management fees	899	406	326	308	234
Marketing	1,083	913	1,140	1,150	645
Data processing	764	766	820	803	627
Insurance	323	310	287	275	270
Amortization of intangibles	153	154	156	156	57
Other operating expenses	1,318	1,288	2,132	1,221	995
Total non-interest expense	18,934	17,558	18,834	17,159	13,835
Minority interest expense	86	77	76	82	73
Income before income taxes	15,090	12,886	12,093	12,448	10,368
Income tax expense	5,077	3,899	3,851	4,542	3,154
Net income	$10,013	$8,987	$8,242	$7,906	$7,214
Per Share Data:
Basic earnings	$0.48	$0.44	$0.40	$0.39	$0.36
Diluted earnings	0.47	0.42	0.39	0.37	0.34
Dividends	0.060	0.060	0.045	0.045	0.045
Book value (at end of period)	12.18	11.82	11.61	11.23	10.89

All previously reported data has been restated to reflect the adoption of SFAS No. 123(R), “Share Based Payment”

	Quarter Ended
	06/30/06	03/31/06	12/31/05	09/30/05	06/30/05
Selected Financial Data (at end of period):
Total securities(1)	$499,801	$682,355	$695,151	$720,055	$769,218
Total loans	2,956,026	2,786,075	2,608,067	2,421,725	2,192,542
Total assets	3,650,855	3,670,506	3,496,597	3,327,984	3,204,714
Total deposits	3,125,774	2,939,502	2,823,382	2,572,234	2,407,341
Funds borrowed	133,163	351,523	296,980	417,664	464,799
Long-term debt—trust preferred securities	98,000	98,000	98,000	78,000	78,000
Total stockholders’ equity	253,058	245,120	237,918	230,091	222,548
Wealth management assets under management	2,686,255	2,716,599	2,436,766	2,061,510	1,984,371
Selected Financial Ratios and Other Data:
Performance Ratios:
Net interest margin(2)(8)	3.55%	3.45%	3.55%	3.53%	3.53%
Net interest spread(3)	3.10	3.04	3.15	3.18	3.17
Non-interest income to average assets	0.73	0.57	0.58	0.67	0.65
Non-interest expense to average assets	2.09	2.01	2.20	2.10	2.06
Net overhead ratio(4)	1.36	1.44	1.62	1.43	1.40
Efficiency ratio(5), (8)	50.3	51.7	55.7	52.2	50.7
Return on average assets(6)	1.10	1.03	0.97	0.97	1.07
Return on average equity(7)	16.49	15.26	14.49	14.06	13.95
Fee income to total revenue(8)(9)	19.48	15.32	15.07	16.20	16.51
Dividend payout ratio	12.65	14.06	11.41	11.91	12.84
Asset Quality Ratios:
Non-performing loans to total loans	0.10%	0.15%	0.04%	0.05%	0.15%
Allowance for loan losses to:
total loans	1.13	1.13	1.13	1.15	1.15
non-performing loans	1,051	693	2,201	1,954	689
Net charge-offs (recoveries) to average total loans	0.05	0.02	0.03	(0.12)	0.07
Non-performing assets to total assets	0.09	0.12	0.04	0.04	0.11
Non-accrual loans to total loans	0.06	0.12	0.03	0.02	0.06
Balance Sheet Ratios:
Loans to deposits	94.6%	94.8%	92.4%	94.2%	91.1%
Average interest-earning assets to average interest-bearing liabilities	111.9	111.2	112.0	111.7	113.6
Capital Ratios:
Total equity to total assets	6.93%	6.68%	6.80%	6.91%	6.94%
Total risk-based capital ratio	10.63	10.48	10.54	10.13	10.60
Tier 1 risk-based capital ratio	8.62	8.54	8.50	8.67	9.18
Leverage ratio	7.41	7.25	7.09	7.07	7.94

Note:  All previously reported data has been restated to reflect the adoption of SFAS No. 123(R), “Share Based Payment”
(1)	The entire securities portfolio was classified as “available-for-sale” for the periods presented.
(2)	Net interest income, on a tax-equivalent basis, divided by average interest-earning assets.
(3)	Yield on average interest-earning assets less rate on average interest-bearing liabilities.
(4)	Non-interest expense less non-interest income divided by average total assets.
(5)	Non-interest expense divided by the sum of net interest income (tax equivalent) plus non-interest income.
(6)	Net income divided by average total assets.
(7)	Net income divided by average common equity.

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

Reconciliation of net interest income to net interest income on a tax equivalent basis
	2Q06	1Q06	4Q05	3Q05	2Q05
Net interest income	$29,862	$27,775	$27,717	$26,264	$21,792
Tax equivalent adjustment to net interest income	1,173	1,174	1,143	1,132	1,125
Net interest income, tax equivalent basis	$31,035	$28,949	$28,860	$27,396	$22,917

(9)	Wealth management, mortgage banking and other income as a percentage of the sum of net interest income and wealth management, mortgage banking and other income.

Part I

Item 1. Financial Statements

PRIVATEBANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30, 2006	December 31, 2005	June 30, 2005
	(unaudited)		(unaudited)
Assets
Cash and due from banks	$46,625	$47,736	$33,359
Federal funds sold and other short-term investments	1,496	14,133	74,873
Total cash and cash equivalents	48,121	61,869	108,232
Loans held for sale	6,443	5,269	12,532
Available-for-sale securities, at fair value	499,801	695,151	769,218
Loans, net of unearned discount	2,956,026	2,608,067	2,192,542
Allowance for loan losses	(33,490)	(29,388)	(25,152)
Net loans	2,922,536	2,578,679	2,167,390
Goodwill	63,176	63,176	62,981
Premises and equipment, net	17,902	11,754	8,580
Accrued interest receivable	19,197	16,642	12,991
Other assets	73,679	64,057	62,790
Total assets	$3,650,855	$3,496,597	$3,204,714
Liabilities and Stockholders’ Equity
Demand deposits:
Non-interest-bearing	$273,003	$252,625	$245,019
Interest-bearing	127,445	132,787	118,089
Savings and money market deposit accounts	1,277,067	1,272,353	1,153,918
Brokered deposits	747,980	586,605	385,725
Other time deposits	700,279	579,012	504,590
Total deposits	3,125,774	2,823,382	2,407,341
Funds borrowed	133,163	296,980	464,799
Long-term debt --trust preferred securities	98,000	98,000	78,000
Accrued interest payable	13,536	8,767	4,953
Other liabilities	27,324	31,550	27,073
Total liabilities	3,397,797	$3,258,679	$2,982,166
Stockholders’ Equity
Preferred stock, 1,000,000 shares authorized	—	—	—
Common stock, without par value, $1 stated value; 39,000,000 shares authorized; 21,198,759, 20,983,934, and 20,928,869 shares issued and outstanding as of June 30, 2006, December 31, 2005 and June 30, 2005, respectively	20,770	20,492	20,436
Treasury stock	(3,812)	(2,728)	(2,635)
Additional paid-in-capital	124,451	120,065	117,182
Retained earnings	109,130	92,655	78,386
Accumulated other comprehensive income	2,519	7,434	9,179
Total stockholders’ equity	253,058	237,918	222,548
Total liabilities and stockholders’ equity	$3,650,855	$3,496,597	$3,204,714

The accompanying notes to consolidated financial statement are an integral part of these statements. All previously reported data has been restated to reflect the adoption of SFAS No. 123(R), “Share Based Payment”

PrivateBancorp, Inc. and Subsidiaries
Consolidated Statements of Income (unaudited)
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Interest Income
Loans, including fees	$55,127	$29,198	$104,037	$54,789
Federal funds sold and interest-bearing deposits	199	93	286	127
Securities:
Taxable	5,168	6,972	10,902	13,767
Exempt from federal income taxes	2,566	2,456	5,134	4,874
Total interest income	63,060	38,719	120,359	73,557
Interest Expense
Deposits:
Interest-bearing demand	364	217	605	398
Savings and money market	13,089	7,140	24,552	12,492
Brokered and other time	15,828	6,229	28,676	11,948
Funds borrowed	2,387	2,750	5,855	5,224
Long-term debt -- trust preferred securities	1,530	591	3,034	1,076
Total interest expense	33,198	16,927	62,722	31,138
Net interest income	29,862	21,792	57,637	42,419
Provision for loan losses	2,382	1,900	4,635	2,802
Net interest income after provision for loan losses	27,480	19,892	53,002	39,617
Non-interest Income
Wealth management income	3,603	2,350	6,763	4,546
Mortgage banking income	1,005	1,076	1,728	1,818
Other income	2,616	885	3,755	1,751
Securities (losses) gains, net	(1,007)	1,045	(1,585)	940
Trading gains (losses) on interest rate swap	413	(972)	968	(493)
Total non-interest income	6,630	4,384	11,629	8,562
Non-interest Expense
Salaries and employee benefits	10,325	8,212	20,861	15,623
Occupancy expense, net	2,214	1,804	4,383	3,542
Professional fees	1,855	991	2,766	2,012
Wealth management fees	899	234	1,410	427
Marketing	1,083	645	1,996	1,259
Data processing	764	627	1,530	1,209
Postage, telephone & delivery	351	256	725	510
Insurance	323	270	632	533
Amortization of intangibles	153	57	307	99
Other non-interest expense	967	739	1,882	1,478
Total non-interest expense	18,934	13,835	36,492	26,692
Minority interest expense	86	73	163	149
Income before income taxes	15,090	10,368	27,976	21,338
Income tax provision	5,077	3,154	8,976	6,574
Net income	$10,013	$7,214	$19,000	$14,764
Basic earnings per share	$0.48	$0.36	$0.92	$0.74
Diluted earnings per share	0.47	0.34	0.88	0.70

The accompanying notes to consolidated financial statement are an integral part of these statements. All previously reported data has been restated to reflect the adoption of SFAS No. 123(R), “Share Based Payment”

PRIVATEBANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2006 AND 2005 (UNAUDITED)
(In thousands, except per share data)

	Common Stock	Treasury Stock	Additional paid-in-capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance, January 1, 2005	$19,986	$ (2,207)	$105,907	$65,467	$ 7,056	$196,209
Net income	—	—	—	14,764	—	14,764
Net decrease in fair value of securities classified as available-for-sale, net of income taxes and reclassification adjustments	—	—	—	—	2,123	2,123
Total comprehensive income	—	—	—	14,764	2,123	16,887
Cash dividends declared ($0.045 per share)	—	—	—	(1,845)	—	(1,845)
Issuance of common stock	402	—	7,895	—	—	8,297
Acquisition of treasury stock	48	(428)	184	—	—	(196)
Restricted shares expense	—	—	804	—	—	804
Stock option expense	—	—	1,447	—	—	1447
Tax benefit from certain stock option exercises and vesting restricted shares	—	—	945	—	—	945
Balance, June 30, 2005	$20,436	$ (2,635)	$ 117,182	$78,386	$ 9,179	$222,548
Balance, January 1, 2006	$20,492	$ (2,728)	$120,065	$92,655	$ 7,434	$237,918
Net income	—	—	—	19,000	—	19,000
Net decrease in fair value of securities classified as available-for-sale, net of income taxes and reclassification adjustments	—	—	—	—	(4,915)	(4,915)
Total comprehensive income (loss)	—	—	—	19,000	(4,915)	14,085
Cash dividends declared ($0.06 per share)	—	—	—	(2,525)	—	(2,525)
Issuance of common stock	222	—	784	—	—	1,006
Acquisition of treasury stock	56	(1,084)	499	—	—	(529)
Restricted shares expense	—	—	1,035	—	—	1,035
Stock option expense	—	—	902	—	—	902
Tax benefit from certain stock option exercises and vesting restricted shares	—	—	1,166	—	—	1,166
Balance, June 30, 2006	$20,770	$(3,812)	$124,451	$109,130	$2,519	$253,058

The accompanying notes to consolidated financial statement are an integral part of these statements. All previously reported data has been restated to reflect the adoption of SFAS No. 123(R), “Share Based Payment”

PRIVATEBANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2006 AND 2005 (UNAUDITED)
(In thousands)
	Six months ended June 30,
	2006	2005
Cash flows from operating activities
Net income	$19,000	$14,764
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,477	2,659
Restricted shares expense	1,035	804
Stock option expense	902	1,447
Provision for loan losses	4,635	2,802
Net loss (gain) on sale of securities	1,585	(940)
(Gains) losses on interest rate swap	(968)	493
Net increase in loans held for sale	(1,174)	(4,022)
Increase (decrease) in deferred loan fees	566	(241)
Change in minority interest	163	149
Increase in accrued interest receivable	(2,555)	(2,442)
Increase (decrease) in accrued interest payable	4,769	1,000
Increase in other assets	(7,029)	(7,254)
Decrease in other liabilities	(4,389)	(6,703)
Total adjustments	(983)	(12,248)
Net cash provided by operating activities	18,017	2,516
Cash flows from investing activities
Proceeds from maturities, paydowns, and sales of available-for-sale securities	104,445	89,535
Purchase of securities available-for-sale	(55,780)	(105,907)
Redemption of FHLB (Chicago) stock	138,506	20,000
Acquisition of The PrivateBank - Michigan, net of cash and cash equivalents acquired	--	(48,289)
Net loan principal advanced	(349,008)	(224,990)
Premises and equipment expenditures	(7,628) -	(3,261)
Net cash used in investing activities	(169,465)	(272,912)
Cash flows from financing activities
Net increase in total deposits	302,437	260,687
Proceeds from exercise of stock options	1,569	899
Proceeds from Private Placement	—	7,565
Acquisition of treasury stock	(1,084)	(428)
Dividends paid	(2,525)	(1,845)
Excess tax benefit from share-based payments	1,166	945
Issuance of debt related to the acquisition of The PrivateBank - Michigan	—	57,000
Other equity transactions, net	(7)	65
Issuance of debt	117,174	272,175
Repayment of debt	(281,030)	(269,089)
Net cash provided by financing activities	137,700	327,974
Net (decrease) increase in cash and cash equivalents	(13,748)	57,578
Cash and cash equivalents at beginning of year	61,869	50,654
Cash and cash equivalents at end of period	$48,121	$108,232

The accompanying notes to consolidated financial statement are an integral part of these statements. All previously reported data has been restated to reflect the adoption of SFAS No. 123(R), “Share Based Payment”

PRIVATEBANCORP, INC. AND SUBSIDIARIES

NOTE 1—BASIS OF PRESENTATION

The consolidated financial information of PRIVATEBANCORP, Inc. (the “Company”) and its subsidiaries, The PrivateBank and Trust Company (the “Bank” or “The PrivateBank - Chicago”), The PrivateBank - St. Louis (which includes The PrivateBank - Wisconsin, an office of The PrivateBank - St. Louis), The PrivateBank - Michigan, and The PrivateBank Mortgage Company (the “Mortgage Company”) included herein is unaudited; however, such information reflects all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation for the interim periods. The financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.

The annualized results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results expected for the full year ending December 31, 2006. The accompanying consolidated financial statements are unaudited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, or cash flows in accordance with U.S. generally accepted accounting principles. The consolidated financial statements for the period ended June 30, 2006 should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2005 included in the Company’s Annual Report on Form 10-K. For 2005, The PrivateBank - Michigan’s results of operations are included since the date of acquisition, June 20, 2005.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reported period. Actual results could differ from these estimates.

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

NOTE 2—ACCOUNTING FOR STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123R (revised 2004), “Share Based Payment.” The Company elected the modified-retrospective-transition method, which results in the restatement of prior periods by recognizing compensation cost in the amounts previously reported in the pro forma footnote disclosures. Compensation cost recognized includes the cost of all share-based payments granted, but not yet fully vested in all periods presented. Additionally, the balance of certain accounts have been adjusted on a cumulative basis to reflect the activity of periods that are not presented. The following table includes the adjustments to these accounts as of January 1, 2005, the beginning of the earliest period presented.

	As Reported January 1, 2005	Adjustment for adoption of SFAS No. 123R	Adjusted Balance January 1, 2005
	(in thousands)
Retained earnings	73,789	(8,322)	65,467
Additional Paid in Capital	100,091	5,816	105,907
Deferred compensation	(5,056)	5,056	--
Deferred Income Tax Asset	(588)	2,136	1,548

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

Prior to the adoption of SFAS No. 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options and vesting of restricted shares as operating cash flows in the Statement of Cash Flows. SFAS No. 123R requires the cash flows resulting from the tax benefits of these tax deductions in excess of the compensation cost recognized for those share-based payments (the excess tax benefits) be classified as financing cash flows. The excess tax benefit in financing cash flows was $1.2 million in the first six months of 2006 and $945,000 in the first six months of 2005.

As of June 30, 2006, total unrecognized compensation costs related to unvested stock options was $1.6 million with a weighted average remaining life of 2.0 years.

During the second quarter 2004, the Company adopted the binomial method of valuing options for options granted in the second quarter 2004 and going forward. Previously the Black-Scholes method was used. The binomial method takes into account more assumptions about a grant's features and better estimates employees' likely behavior regarding option exercises.

In determining the fair value of each option grant, the Company used the following assumptions for grants made in 2005: dividend yield of 0.57%; risk-free interest rate ranging from 3.82% to 4.19%; expected lives of 7 years for the stock options; and expected volatility of 30%, computed from an index of strategic peer company composite volatility over a five year basis. The following assumptions for grants made in 2004 were used: dividend yield of 0.37%; risk-free interest rate ranging from 3.74% to 4.27%; expected lives of 7 years for the stock options; and expected volatility of approximately 30%. Options granted to management are generally incentive stock options and vest over four years. Options granted to board members are nonqualified options and vest in the year granted.

The Company has the following employee savings and incentive plans.

a. Savings and Retirement Plan

The Company maintains The PrivateBancorp, Inc. Savings, Retirement, and Employee Stock Ownership Plan (the “Plan”) pursuant to Section 401(k) of the Internal Revenue Code, whereby eligible employees may contribute a percentage of compensation, but not in excess of the maximum amount allowed under the Code. The banks can make discretionary contributions to the Plan as determined and approved by the bank’s board of directors. Total discretionary contributions to the Plan amounted to $366,000 for the six months ended June 30, 2006 and $236,000 for the six months ended June 30, 2005.

b. Stock Options

The Company had stock options outstanding (split-adjusted) under its Stock Incentive Plan and its Incentive Compensation Plan of 427,610 and 889,115 at June 30, 2006, and 642,765 and 908,950 options outstanding at June 30, 2005, respectively, for each plan. All options have a strike price equal to the per share fair market value of the underlying common stock on the date of grant. All options have a term of 10 years. Options granted to employees are first exercisable beginning on the second anniversary date of the grant, and are fully vested on the fourth anniversary date. Options awarded to non-employee directors vest at the end of the year in which the awards are granted. For future grants, the Company anticipates vesting employee options equally over the first five years on each anniversary date and non-employee director options equally over the first three years on each anniversary date.

At June 30, 2006, 610,180 shares were available under the Incentive Compensation Plan to be granted either as stock options, restricted stock awards or deferred stock units. No shares remain available for grant under the Stock Incentive Plan.

The following table summarizes the status of the Company’s stock option agreements and stock option program as of June 30, 2006 and 2005, adjusted to reflect all stock splits and changes during the years then ended:

	2006		2005
	Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of period	1,540,350	$17.65	1,445,585	$12.65
Granted	--	--	304,300	31.67
Exercised	(217,425)	7.22	(159,220)	5.65
Forfeited	(6,200)	27.61	(38,950)	18.26
Outstanding at end of period	1,316,725	$19.33	1,551,715	$16.96
Options exercisable at period-end	751,088		711,390
Weighted average fair value of options granted during the period	$--		$11.92

The range of exercise prices was $3.65 to $37.56 and the weighted average remaining contractual life was 6.7 years for stock options outstanding as of June 30, 2006.

The following table presents the range of exercise prices for the stock option grants outstanding at June 30, 2006.

Exercise Price Range	Stock Options Outstanding	Weighted Average Remaining Contractual Life (years)
$3.65 - $7.50	427,610	3.8
$17.23 - $29.31	499,615	7.5
$30.59 - $37.56	389,500	8.8
Total stock options outstanding	1,316,725	6.7

c. Restricted Stock

In the first six months of 2006 the Company awarded no restricted shares. In the first six months of 2005 the Company awarded 141,500 restricted shares as follows:

Grant Date	Shares Granted	Price
2005:
January 2005	1,500	$30.98
February 2005	1,500	$33.08
March 2005	4,500	$31.27
April 2005	86,900	$30.59
June 2005	47,100	$34.28-34.55

Restricted shares carry voting and dividend rights. Sale of the shares is restricted prior to vesting. Subject to continued employment, full vesting occurs five years from the date of grant. Upon adoption of SFAS No. 123R, the Company records compensation expense on a straight-line basis over the vesting period based on the fair market value on the grant date. Included in salaries and employee benefits in the consolidated statements of income is compensation expense for restricted shares of $1.0 million and $804,000 for the six months ended June 30, 2006 and 2005, respectively. During the first six months of 2006, 2,600 restricted shares were forfeited due to departures of employees prior to the completion of the vesting period, compared to no shares forfeited during the first six months of 2005.

The following table summarizes the status of the Company’s restricted stock program as of June 30, 2006 and 2005, adjusted to reflect all stock splits and changes during the years then ended:

	2006		2005
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of period	491,500	$22.87	414,400	$16.23
Granted	--	--	141,500	31.87
Vested	(70,000)	6.99	(62,700)	4.13
Forfeited	(2,600)	22.74	--	--
Unvested at end of period	418,900	$25.51	493,200	$22.26

d. Deferred Compensation Plan

The Company established a deferred compensation plan on April 24, 2003 as part of its Incentive Compensation Plan that was approved by shareholders. The purpose of the Company’s Deferred Compensation Plan is to further the Company’s ability to attract and retain high quality executives and non-employee directors. The Plan also furthers the retention of stock ownership of participants by facilitating deferral of gains resulting from the exercise of nonqualified stock options or the receipt of shares pursuant to awards under the Company’s Stock Incentive Plan and the Incentive Compensation Plan, and conversion of cash compensation into deferred stock units representing the right to receive, on a one-for-one basis, shares of Company Common Stock. The Deferred Compensation Plan permits the deferral of base compensation, bonus compensation, and/or cash and the receipt of shares of Common Stock pursuant to exercises of non-qualified stock options and pursuant to other awards under the Company’s Incentive Compensation Plan. The Deferred Compensation Plan is structured as a “nonqualified plan” under applicable IRS and Department of Labor guidelines. At June 30, 2006 and 2005, 13,406 and 10,951 deferred stock units, respectively, were recorded in the plan.

Note 3—Earnings Per Share

The following table shows the computation of basic and diluted earnings per share (in thousands except per share data) for the three and six months ended June 30, 2006 and 2005:

	Three months ended June 30,
	2006	2005
Net income	$10,013	$7,214
Weighted average common shares outstanding	20,660	20,066
Weighted average common shares equivalent(1)	864	906
Weighted average common shares and common share equivalents	21,524	20,972
Net income per average common share - basic	$ 0.48	$ 0.36
Net income per average common share - diluted	$ 0.47	$ 0.34

	Six months ended June 30,
	2006	2005
Net income	$19,000	$14,764
Weighted average common shares outstanding	20,615	19,986
Weighted average common shares equivalent(1)	895	898
Weighted average common shares and common share equivalents	21,510	20,884
Net income per average common share - basic	$ 0.92	$ 0.74
Net income per average common share - diluted	$ 0.88	$ 0.70

(1)	Common shares equivalent result from stock options being treated as if they had been exercised and are computed by application of the treasury stock method.

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

The Company applies the accrual basis of accounting for each reportable segment and for transactions between reportable segments. During the first six months of 2006, there were no changes in the measurement methods used to determine reported segment profit or loss as compared to the same period in 2005. For the periods presented, there are no asymmetrical allocations to segments requiring disclosure.

The accounting policies of the segments are generally the same as those described in Note 1 — Basis of Presentation to the consolidated financial statements included in this report.

  The PrivateBank - Chicago

The PrivateBank - Chicago, an Illinois state-chartered bank, through its main office located in downtown Chicago as well as six full-service Chicago suburban locations and the Gold Coast location, provides personal and commercial banking services primarily to affluent individuals, professionals, entrepreneurs and their business interests. The PrivateBank - Chicago’s commercial lending products include lines of credit for working capital, term loans for equipment and letters of credit to support the commitments made by its clients. Non-credit products include lock-box, cash concentration accounts, merchant credit card processing, electronic funds transfer, other cash management products and insurance. The PrivateBank - Chicago offers a full range of real estate lending products including fixed and floating rate permanent and mini-permanent mortgages, construction and commercial real estate loans. Personal loans include installment loans and lines of credit, home equity loans and a wide variety of home mortgage loans.

Individual banking services include interest-bearing checking, money market accounts, certificates of deposit, ATM/debit cards and investment brokerage accounts. Additionally, The PrivateBank - Chicago offers secured and unsecured personal loans and lines of credit. Through The PrivateBank - Chicago’s affiliations with independent firms, clients have access to insurance products and securities brokerage services. The PrivateBank - Chicago also offers domestic and international wire transfers and foreign currency exchange. The PrivateBank - Chicago balance sheet reflects goodwill of $19.2 million and intangibles of $1.9 million at June 30, 2006, which remained relatively unchanged compared to December 31, 2005 balances. The PrivateBank Mortgage Company results are included in The PrivateBank - Chicago since June 15, 2004, the date of acquisition.

	The PrivateBank - Chicago
	June 30,
	2006	2005
	(in thousands)
Total gross loans	$2,113,335	$1,618,592
Total assets	2,666,011	2,444,577
Total deposits	2,345,542	1,857,077
Total borrowings	48,880	370,941
Total capital	240,120	191,890
Net interest income	44,675	37,167
Provision for loan loss	2,339	1,781
Non-interest income	3,900	3,551
Non-interest expense	17,464	15,182
Net income	20,064	16,283

  The PrivateBank - St. Louis (includes The PrivateBank - Wisconsin)

The PrivateBank - St. Louis, a federal savings bank, was established as a new bank subsidiary of the Company on June 23, 2000, and is headquartered in St. Louis, Missouri. The PrivateBank - Wisconsin was established under the charter of The PrivateBank - St. Louis and is presently a branch of The PrivateBank - St. Louis. In September 2005, The PrivateBank - Wisconsin opened its permanent space in downtown Milwaukee, Wisconsin, after operating in temporary space since March 2005. Both locations offer a full range of real estate lending products including fixed and floating rate permanent and mini-permanent mortgages and construction loans. Personal loans include installment loans and lines of credit, home equity loans and a wide variety of home mortgage loans. Commercial lending products provided by The PrivateBank - St. Louis and The PrivateBank - Wisconsin include lines of credit for working capital, term loans for equipment and letters of credit to support the commitments made by its clients. Non-credit products include lock-box, cash concentration accounts, merchant credit card processing, electronic funds transfer, and other cash management products. Individual banking services include interest-bearing checking, money market deposit accounts, certificates of deposit, ATM/debit cards and investment brokerage accounts. The PrivateBank - St. Louis and The PrivateBank - Wisconsin also offer domestic and international wire transfers and foreign currency exchange. For the period ended June 30, 2006, the financial results of The PrivateBank - Wisconsin are included in results of The PrivateBank - St. Louis. The PrivateBank - Wisconsin had a net loss of $561,000 for the six months ended June 30, 2006 compared to a net loss of $550,100 in the prior year period.

During the second quarter of 2006, the Company submitted an application to the Office of the Comptroller of Currency (“OCC”) to obtain a national bank charter. This new charter is expected to be approved prior to year-end and would include the assets and liabilities currently attributed to The PrivateBank - Wisconsin as well as a capital contribution from the Holding Company.

	The PrivateBank - St. Louis & Wisconsin
	June 30,
	2006	2005
	(in thousands)
Total gross loans	$393,600	$260,661
Total assets	459,257	332,143
Total deposits	386,728	253,322
Total borrowings	26,409	49,432
Total capital	43,056	27,620
Net interest income	7,572	4,970
Provision for loan losses	1,836	1,020
Non-interest income	951	1,109
Non-interest expense	4,765	3,740
Net income	1,379	983

The PrivateBank - Michigan

The PrivateBank - Michigan, a Michigan state-chartered bank, through its main office located in Bloomfield Hills, and offices located in the cities of Grosse Pointe and Rochester, provides personal and commercial banking services primarily to affluent individuals, professionals, entrepreneurs and their business interests. The PrivateBank - Michigan’s commercial lending products include lines of credit for working capital, term loans for equipment and other asset acquisitions and letters of credit to support the commitments made by its clients. Non-credit products include merchant credit card processing and electronic funds transfer. The PrivateBank - Michigan offers a full range of real estate lending products including fixed and floating rate permanent and mini-permanent mortgages, construction and commercial real estate loans. Personal loans include installment loans and secured and unsecured lines of credit, home equity loans and a wide variety of home mortgage loans.

Individual banking services include interest-bearing checking, money market accounts, certificates of deposit, ATM/debit cards and investment brokerage accounts. Through The PrivateBank - Michigan’s affiliations with Linsco Private Ledger, clients have access to insurance products and securities brokerage services. The PrivateBank - Michigan also offers domestic and international wire transfers and foreign currency exchange. The PrivateBank - Michigan balance sheet reflects goodwill of $42.6 million and intangibles of $3.3 million at June 30, 2006, as a result of its acquisition by the Company on June 20, 2005, which remain relatively unchanged from December 31, 2005 balances.

	The PrivateBank - Michigan
	June 30,
	2006	2005 (1)
	(in thousands)
Total gross loans	$449,091	$315,809
Total assets	536,552	418,621
Total deposits	401,426	301,343
Total borrowings	45,024	39,946
Total capital	86,873	75,152
Net interest income	8,282	432
Provision for loan losses	460	--
Non-interest income	381	44
Non-interest expense	4,332	194
Net income	2,528	183
___________________
(1) Includes results since June 20, 2005, the acquisition date.

  Wealth Management

Wealth Management activities include personal trust services, investment agency services, and custody, escrow and tax-deferred exchange services that are provided primarily to owners or beneficiaries of wealth. Experienced trust and investment professionals provide advice and guidance to clients and their other advisors, implement agreed-upon strategies, and then report and assess the results of the strategies. We use an "open architecture" investment approach that aligns our interests with those of our clients as we seek the best combination of separate account managers, actively managed or index mutual funds, exchange-traded funds, and other investment strategies. Consistent with our private banking approach, we emphasize a high level of personal attention and responsiveness to client needs. This segment includes wealth management activities from all of our geographic locations as well as the results of Lodestar. The minority interest expense related to Lodestar is included in non-interest expense for this segment. Fees earned by Lodestar as a third-party investment manager and paid by the Wealth Management segment are eliminated from non-interest income and non-interest expense, respectively, for all periods presented.

	Wealth Management
	June 30,
	2006	2005
	(in thousands)
Wealth Management assets under management	$2,686,255	$1,984,371
Wealth Management fee revenue	6,763	4,546
Net interest income	498	378
Non-interest income	6,763	4,783
Non-interest expense	5,887	4,115
Net income	945	589

The following tables indicate the breakdown of our wealth management assets under management at June 30, 2006, by account classification and related gross revenue for the six months ended June 30, 2006 and June 30, 2005:

	At or for the six months ended June 30, 2006		At or for the six months ended June 30, 2005
	Market Value	Revenue	Market Value	Revenue
Account Type	(in thousands)		(in thousands)
Wealth Management Department (Chicago and Michigan(1))
Trust, estate and guardianship —managed	$ 824,232	$2,364	$ 410,978	$1,296
Investment agency—managed	582,651	1,767	411,982	946
Custody - not managed	615,806	556	530,165	462
Retirement plan—managed	80,961	100	80,334	65
Lodestar - managed	691,951	2,178	654,107	2,011
Less assets managed and revenue earned by Lodestar(2)	(109,346)	(202)	(103,195)	(236)
Total	$2,686,255	$6,763	$1,984,371	$4,546

(1)	For the 2005 table, includes results since June 20, 2005, the acquisition date.
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

As of June 30, 2006, the Company had a total of $98.0 million of Trust Preferred Securities outstanding, which are accounted for as long-term debt and also qualify for Tier 1 and Tier 2 capital (see note 6).

The Company also has a $65.0 million credit facility with LaSalle Bank comprised of a $40.0 million senior debt facility and $25.0 million of subordinated debt. The senior debt facility is comprised of a $250,000 term loan with a maturity of December 31, 2016, and a revolving loan with a maturity of December 1, 2006. Management expects to renew the revolving loan on an annual basis. The subordinated debt matures on December 31, 2016. The interest rate on the senior debt facility resets quarterly, and is based on, at the Company’s option, either the lender’s prime rate or three-month LIBOR plus 120 basis points, with a floor of 3.50%. The interest rate on the subordinated debt resets quarterly, and is equal to three-month LIBOR plus 135 basis points, with a floor of 3.50%. Currently, $20.75 million is available on the senior debt facility and $11.0 million is available on the subordinated debt facility.

At June 30, 2006, the Company had $19.25 million outstanding on the senior debt facility and $14.0 million of subordinated debt outstanding. The subordinated debt qualifies as Tier 2 capital under applicable rules and regulations promulgated by the Board of Governors of the Federal Reserve System. The credit facility is used for general corporate and other working capital purposes. The Company expects to further draw down on the facilities over the next year to support continued balance sheet growth.

Holding Company Activities are reflected primarily by interest expense on borrowings and operating expenses. Recurring holding company operating expenses consist of compensation (expensing of restricted stock awards, stock options and other salary expense) and miscellaneous professional fees.

	Holding Company Activities
	June 30,
	2006	2005
	(in thousands)
Total assets	$384,008	$303,377
Total borrowings	33,250	7,000
Long-term debt - trust preferred securities	98,000	78,000
Total capital	253,058	219,906
Net interest expense	3,526	955
Non-interest income	112	100
Non-interest expense	4,588	2,608
Net loss	5,587	2,333

The following is a summary of certain operating information for reportable segments at or for the periods presented and the reported consolidated balances (in millions):

At or for the six months ended June 30, 2006	The PrivateBank- Chicago	The PrivateBank - St. Louis & Wisconsin	The PrivateBank - Michigan	Wealth Management	Holding Company Activities	Intersegment Eliminations(2)	Consolidated
Total assets	$2,666.0	$459.3	$536.6	$0.0	$384.0	$(395.0)	$3,650.9
Total deposits	2,345.5	386.7	401.4	0.0	-	(7.8)	3,125.8
Total borrowings(1)	48.9	26.4	45.0	0.0	131.3	(20.4)	231.2
Total loans	2,113.3	393.6	449.1	0.0	-	--	2,956.0
Total capital	240.1	43.1	86.9	0.0	253.1	(370.1)	253.1
Net interest income	44.7	7.6	8.3	0.5	(3.5)	--	57.6
Provision for loan loss	2.3	1.8	0.5	-	-	--	4.6
Non-interest income	3.9	1.0	0.4	6.8	0.1	(0.6)	11.6
Non-interest expense	17.5	4.8	4.3	5.9	4.6	(0.6)	36.5
Minority interest expense	-		-	0.2	-	--	0.2
Net income	20.1	1.4	2.5	0.9	(5.6)	(0.3)	19.0
Wealth Management assets under management	-	-	484.5	2,311.1	-	(109.3)	2,686.3

At or for the six months ended June 30, 2005	The PrivateBank- Chicago	The PrivateBank - St. Louis & Wisconsin	The PrivateBank - Michigan	Wealth Management	Holding Company Activities	Intersegment Eliminations(2)	Consolidated
Total assets	$2,444.6	$332.1	$418.6	$-	$303.4	$(294.0)	$3,204.7
Total deposits	1,857.1	253.3	301.3	-	-	(4.4)	2,407.3
Total borrowings(1)	370.9	49.4	40.0	-	85.0	(2.5)	542.8
Total loans	1,618.6	260.7	315.8	-	-	(2.6)	2,192.5
Total capital	191.9	27.6	75.2	-	219.9	(292.1)	222.5
Net interest income	37.2	5.0	0.4	0.4	(1.0)	0.4	42.4
Provision for loan loss	1.8	1.0	-	-	-	-	2.8
Non-interest income	3.6	1.1	0.0	4.8	0.1	(1.0)	8.6
Non-interest expense	15.2	3.7	0.2	4.1	2.6	0.9	26.7
Minority interest expense	-	-	-	0.1	--	--	0.1
Net income	16.3	1.0	0.2	0.5	(2.3)	(0.9)	14.8
Wealth Management assets under management	-	-	210.0	1,877.6	-	(103.2)	1,984.4

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

NOTE 5—OTHER COMPREHENSIVE INCOME

Change in the fair value of securities available-for-sale is presented on a net basis on the Consolidated Statement of Changes in Stockholders’ Equity. The following table discloses the changes in the components of other accumulated comprehensive income for the six months ended June 30, 2006 and 2005 (in thousands):

	June 30, 2006
	Before Tax Amount	Tax Effect	Net of Tax Amount
Change in unrealized gains on securities available-for-sale	$(9,649)	$(3,733)	$(5,916)
Less: reclassification adjustment for losses (gains) included in net income	1,585	584	1,001
Change in net unrealized gains	$(8,064)	$(3,149)	$(4,915)

	June 30, 2005
	Before Tax Amount	Tax Effect	Net of Tax Amount
Change in unrealized gains on securities available-for-sale	$4,376	$1,674	$2,702
Less: reclassification adjustment for gains included in net income	(940)	(361)	(579)
Change in net unrealized gains	$3,436	$1,313	$2,123

Note 6—Long Term Debt — Trust Preferred Securities

As of June 30, 2006, the Company owned 100% of the common securities of three trusts, PrivateBancorp Statutory Trust II, Bloomfield Hills Statutory Trust I and PrivateBancorp Statutory Trust III. PrivateBancorp Statutory Trust II and PrivateBancorp Statutory Trust III were established as wholly-owned subsidiaries of the Company in June 2005 and December 2005, respectively. Bloomfield Hills Statutory Trust I was acquired as part of the acquisition of BHB on June 20, 2005. The Trusts were formed for purposes of issuing trust preferred securities to third-party investors and investing the proceeds from the issuance of the trust preferred securities and common securities solely in junior subordinated debentures (“Debentures”) issued by the Company with the same maturities and interest rates as the trust preferred securities. The Debentures are the sole assets of the Trusts.

On June 20, 2005, the Company issued $50.0 million of trust preferred securities, which pay interest quarterly at a fixed rate of 6.00% until September 2010 and then subsequently at a floating rate equal to three-month LIBOR plus 1.71%. The trust preferred securities mature in September 2035 and are callable at par at the option of the Company in whole or in part after year five, on any interest payment date.

In connection with the acquisition of BHB, the Company acquired $8.0 million in floating rate trust preferred securities. The trust preferred securities and related junior subordinated debentures pay interest quarterly at a rate equal to three month LIBOR plus 2.65%. The trust preferred securities have a maturity date of June 17, 2034 and are callable beginning June 17, 2009.

On December 5, 2005, the Company issued $40.0 million of trust preferred securities, which pay interest quarterly at a rate of 6.10% until December 2010 and subsequently at a floating rate equal to the three-month LIBOR rate plus 1.50%. These securities mature in December 2035 but are redeemable at par at our option after five years. A portion of the proceeds was used to fund the redemption, on December 31, 2005 of $20.0 million of previously outstanding 9.50% trust preferred securities that were originally issued in 2001. As a result of this redemption, the Company incurred a pre-tax charge of approximately $980,000.
The Trusts are reported in the Company’s consolidated financial statements as unconsolidated subsidiaries. Accordingly, the Debentures, which include the Company’s ownership interest in the Trusts, are reflected as “Long-term debt — trust preferred securities” and the common securities are included in “Available-for-sale securities.”

The following table is a summary of the Company’s Long-term debt — trust preferred securities as of June 30, 2006. The Debentures represent the aggregate liquidation amount issued.

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

The Company’s aggregate principal amount of outstanding trust preferred securities at June 30, 2006 is $98.0 million. As of June 30, 2006, $83.5 million of the trust preferred securities is eligible for treatment as Tier I capital as allowed by the Federal Reserve. On March 1, 2005, the Federal Reserve issued a final rule that retains Tier 1 capital treatment for trust preferred securities but with stricter limits. Under the rule, after a five-year transition period, the aggregate amount of the trust preferred securities and certain other capital elements will retain their current limit of 25% of Tier 1 capital elements, net of goodwill less any associated deferred tax liability. The amount of trust preferred securities and certain other capital elements in excess of the limit could be included in Tier 2 capital, subject to restrictions. Applying the final rule at June 30, 2006, the Company would still be considered well-capitalized under regulatory capital guidelines.

NOTE 7—CAPITAL TRANSACTIONS

During the second quarter 2006, the Company declared and paid a $0.06 per share dividend, even with the first quarter 2006 dividend of $0.06 and an increase of 33% over the second quarter 2005 dividend of $0.045 per share.

During the second quarter 2006, the Company repurchased 3,350 shares, compared to the repurchase of 11,712 shares of its common stock in the prior year quarter in connection with the satisfaction of stock option exercises by employees and a board member.

NOTE 8—SUBSEQUENT EVENT

On August 2, 2006, the Company signed a definitive agreement to acquire Piedmont Bancshares, Inc. at a purchase price of $46.6 million, of which 60% will be paid in stock and approximately 40% will be paid in cash. Piedmont Bancshares is the holding company for Piedmont Bank of Georgia, a state chartered commercial bank. At June 30, 2006, Piedmont Bancshares had total assets of $217.0 million and total equity of $14.7 million. The transaction is expected to close during the fourth quarter 2006, subject to approval by Piedmont’s stockholders, customary closing conditions and bank regulatory approval.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

  Overview

PrivateBancorp was organized as a Delaware corporation in 1989 to serve as the holding company for a de novo (start-up) bank. We currently have 14 banking offices, a mortgage company and an 80% interest in Lodestar, an asset manager. Our flagship downtown Chicago location opened in 1991. We expanded to Wilmette in north suburban Cook County in 1994 and Oak Brook in west suburban DuPage County in 1997. We established the St. Charles office in the Fox Valley in January 2000, in connection with our purchase of Towne Square Financial Corporation (a company which was in the process of forming a de novo bank) in August 1999. In February 2000, we consummated our acquisition of Johnson Bank Illinois adding two additional locations in Lake Forest and Winnetka, Illinois. On June 23, 2000, PrivateBancorp capitalized The PrivateBank - St. Louis, and opened an office in the western St. Louis suburb of Brentwood. In May 2001, The PrivateBank - Chicago opened a second office in the Fox Valley area in Geneva, Illinois. In December 2002, The PrivateBank - Chicago acquired an 80% controlling interest in Lodestar, a Chicago-based investment adviser with $692.0 million of assets under management at June 30, 2006. Lodestar is a subsidiary of The PrivateBank - Chicago. On June 15, 2004, the Company formed a new subsidiary, The PrivateBank Mortgage Company, as a result of the acquisition of Corley Financial Corporation, a Chicago based mortgage banking firm. On January 27, 2005, the Company opened a new Chicago banking office in Chicago’s Gold Coast neighborhood. On June 20, 2005, the Company completed its acquisition of Bloomfield Hills Bancorp, Inc., including its bank subsidiary, The Private Bank, now known as The PrivateBank - Michigan, and a mortgage banking subsidiary. The PrivateBank - Michigan has three banking offices located in the suburban Detroit communities of Bloomfield Hills, Grosse Pointe, and Rochester. The PrivateBank - Michigan also operates a trust and wealth management unit and a mortgage banking subsidiary. In September 2005, the Company established The PrivateBank - Wisconsin and opened an office in downtown Milwaukee. The PrivateBank - Wisconsin is currently operating as a branch of The PrivateBank - St. Louis and is expected to obtain a separate bank charter in the fourth quarter of 2006. During the second quarter 2006, our Oak Brook and Geneva, Illinois offices moved into expanded facilities, and we opened a new office in Chesterfield, Missouri. The Chicago headquarters will relocate to 70 W. Madison during the third quarter 2006.

As previously disclosed, on August 2, 2006, the Company entered into an agreement and plan of merger to acquire Piedmont Bancshares, Inc. (“Piedmont”), the holding company of Piedmont Bank of Georgia headquartered in Atlanta, Georgia, in a stock and cash transaction valued at $46.6 million. Under the terms of the merger agreement, each holder of Piedmont common stock will be entitled to elect to receive either cash in the amount of $29.68 per share, or that number of shares of the Company’s common stock equal to $29.68 divided by the average of the last reported sales price of the Company’s common stock over the ten days ending five days prior to the closing, subject to a maximum price per share of $48.40 and a minimum price per share of $39.60, as further described in the merger agreement, or a combination of both cash and stock, subject to the limitation and proration procedures detailed in the merger agreement. Approximately 60% of the total consideration will be paid in shares of the Company’s common stock and approximately 40% will be paid in cash. Upon completion of the merger, Piedmont Bank will become a wholly-owned subsidiary of the Company. Consummation of the merger is subject to the receipt of all necessary federal and state regulatory approvals, the approval of Piedmont’s shareholders, and satisfaction of certain other customary closing conditions. The transaction is currently expected to be completed in the fourth quarter of 2006. At June 30, 2006, Piedmont had total assets of $217.0 million. Piedmont Bank is headquartered at 3423 Piedmont Road in Atlanta, and recently opened a second office in Norcross, Georgia.

For financial information regarding the Company’s five separate lines of business, The PrivateBank - Chicago, The PrivateBank - St. Louis (which currently includes The PrivateBank - Wisconsin), The PrivateBank - Michigan, Wealth Management and Holding Company Activities, see “Operating Segments Results” beginning on page 39 and “Note 4 — Operating Segments” to the unaudited consolidated financial statements of the Company included on page 15.

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

Management adjusts the allowance for loan losses by recording a provision for loan losses in an amount sufficient to maintain the allowance at the level determined appropriate. Loans are charged-off when deemed to be uncollectible by management. We believe that the allowance for loan losses is adequate to provide for estimated probable credit losses inherent in our loan portfolio. The allowance for loan losses as a percentage of total loans was 1.13% as of June 30, 2006, unchanged from 1.13% at December 31, 2005 and compared to 1.15% at June 30, 2005.

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

Goodwill is “pushed down” to business segments at acquisition. Fair values of reporting units are determined using either discounted cash flow analyses based on internal financial forecasts or, if available, market-based valuation multiples for comparable businesses. No impairment was identified as a result of the testing performed during 2005 or 2004. Note 1(o) to our audited financial statements for the years ended December 31, 2005, 2004 and 2003 included in our 2005 Form 10-K contains additional information regarding goodwill and the carrying values by segment.

Customer intangibles acquired in connection with the acquisition of Lodestar are amortized over an estimated useful life of 15 years. Customer intangibles acquired in connection with the acquisition of The PrivateBank - Michigan are amortized over 10 years using an accelerated method of amortization.

Goodwill was $63.2 million at June 30, 2006 and June 30, 2005. Total customer intangibles at June 30, 2006 were $5.2 million. Amortization expense related to the Lodestar customer intangible assets of $1.9 million is currently recognized at approximately $169,500 per year until 2017. The amortization expense related to The PrivateBank - Michigan intangibles of $3.3 million for the years 2006 through 2011 will be approximately $441,000, $423,000, $406,000, $389,000 and $373,000, respectively.

RESULTS OF OPERATIONS -THREE AND SIX MONTHS
ENDED JUNE 30, 2006 AND 2005
  Net Income

Net income for the second quarter ended June 30, 2006, was $10.0 million compared to second quarter 2005 net income of $7.2 million. The increase in net income was primarily due to strong loan and core deposit growth and growth in our wealth management business. Earnings per diluted share increased 38% to $0.47 in the second quarter 2006 compared to $0.34 per diluted share in the second quarter 2005. Net income for the six months ended June 30, 2006, increased to $19.0 million, or $0.88 per diluted share, compared to $14.8 million, or $0.70 per diluted share, for the same period last year, reflecting an increase of 26%. Results of The PrivateBank - Michigan are included since the date of acquisition, June 20, 2005.

The growth in net income between periods results from increases in interest earning assets and growth in fee income. Increases in fee income are primarily the result of our growing wealth management fee revenue. Our income growth has been offset by growth in non-interest expense as evidenced by our efficiency ratio, which was 50.27% in the second quarter 2006, down from 50.68% in the prior year quarter.

Second quarter 2005 earnings include $0.04 of option expense that is recognized as a result of adoption of Statement of Financial Accounting Standards (SFAS) No. 123R (revised 2004), “Share Based Payment.” The Company adopted the new standard on January 1, 2006 and elected the modified-retrospective-transition method, which results in the restatement of prior periods by recognizing compensation cost in the amounts previously reported in the pro forma footnote disclosures. Second quarter 2006 earnings per share include $0.02 of option expense. The Company anticipates recognizing approximately $0.10 per share, after-tax, of stock option expense in 2006.

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

Net interest income was $29.9 million for the three months ended June 30, 2006, compared to $21.8 million in the prior year quarter, an increase of 37%. Net interest income is affected by both the volume of assets and liabilities held and the corresponding rates earned and paid. The increase in net interest income for 2006 is primarily attributable to growth in earning assets. Average earning assets at June 30, 2006 were $3.5 billion compared to $2.6 billion for the prior year period, an increase of 34%, primarily as a result of the Michigan acquisition. Our net interest margin (on a tax equivalent basis) was 3.55% for the three months ended June 30, 2006 compared to 3.53% for the prior year period and 3.45% in the first quarter 2006. Yields on average earning assets increased by 39 basis points from the first quarter 2006, outpacing a 33 basis point increase in the cost of average interest bearing liabilities. On May 2, 2006, the Company completed its withdrawal of membership from the Federal Home Loan Bank of Chicago (“FHLB (Chicago)”). As a result, the Company received $138.5 million in full payment of the redemption of the shares of FHLB (Chicago) stock it owned, and retired or sold all of its outstanding advances with and obligations to the FHLB (Chicago). Divesting of this investment positively affected our net interest margin.

During the second quarter 2006, increased volumes of interest earning assets at higher rates were offset by increased interest rates on liabilities. Our cost of funds was 130 basis points higher during the second quarter 2006 compared to the second quarter 2005, 4.29% compared to 2.99%, respectively, as a result of volume increases and increases in wholesale funding costs, time deposit rates, and increased interest expense related to additional trust preferred securities. Earning assets yielded 7.39% in the second quarter 2006 compared to 6.16% in the second quarter 2005, an increase of 123 basis points due primarily to increased loan volumes and increases in the prime rate, which increased 200 basis points over the course of the year. Non-interest bearing funds impact net interest margin since they represent non-interest bearing sources of funds that are deployed in interest bearing assets. Non-interest bearing funds positively impacted net interest margin by 0.45% at June 30, 2006 and by 0.36% at June 30, 2005.

Net interest income on a tax equivalent basis was $57.6 million for the six months ended June 30, 2006 compared to $42.4 million for the same period in 2005. Net interest margin on a tax equivalent basis was 3.50% for the six months ended June 30, 2006, compared to 3.55% in the prior year period. The decline in net interest margin during the six months ended June 30, 2006 as compared to the same period in 2005 was primarily attributable to an increase of 129 basis points in the rates paid on our interest bearing liabilities, which more than offset the 115 basis point increase in the rates earned on interest yielding assets.

The Company has been able to maintain a relatively stable net interest margin over the past year despite the challenging yield curve environment. Looking forward to the third quarter 2006, we expect that the negatively sloped yield curve will result in some pressure to our net interest margin. Approximately 70% of the loan portfolio is indexed to the prime rate of interest or otherwise adjusts with other short-term interest rates. The rising interest rate environment that we experienced in 2005 and throughout the first six months of 2006 increased the impact of our non-interest bearing funds on our overall net interest margin and also offset the decline in net interest spread on a year-over-year basis.

The following tables present a summary of our net interest income, related net interest margin, and average balance sheet calculated on a tax equivalent basis (dollars in thousands):

	Three Months Ended June 30,
	2006			2005
	Average Balance(1)	Interest	Rate	Average Balance(1)	Interest	Rate
Fed funds sold and other short-term investments	$ 15,647	$ 199	5.02%	$ 12,643	$ 93	2.89%
Tax-exempt municipal securities	216,842	3,739	6.90%	205,744	3,581	6.96%
US Government Agencies, MBS and CMOs	301,218	3,975	5.28%	369,072	4,239	4.59%
Taxable municipal securities	3,825	72	7.52%	3,840	73	7.63%
FHLB stock	51,187	1,106	8.55%	172,159	2,601	5.98%
Other securities	2,227	15	2.86%	4,814	59	5.14%
Investment securities (taxable)	358,457	5,168	5.75%	549,885	6,972	5.05%
Commercial, Construction and Commercial Real Estate Loans	2,371,667	46,449	7.79%	1,467,720	24,197	6.56%
Residential Real Estate Loans	233,354	3,475	5.96%	122,985	1,662	5.41%
Personal Loans	267,891	5,203	7.79%	217,364	3,339	6.16%
Total Loans(2)	2,872,912	55,127	7.64%	1,808,069	29,198	6.43%
Total earning assets	$3,463,858	$64,233	7.39%	$2,576,341	$39,844	6.16%
Allowance for Loan Losses	$(32,517)			$(20,665)
Cash and Due from Banks	37,582			28,483
Other Assets	173,334			114,113
Total Average Assets	$3,642,257			$2,698,272

Interest Bearing Demand accounts	$128,854	$364	1.67%	$110,956	$216	1.47%
Regular Savings Accounts	15,058	29	0.76%	16,265	22	0.54%
Money Market Accounts	1,258,581	13,060	4.11%	1,021,794	7,118	2.72%
Time Deposits	653,202	7,386	4.54%	359,993	2,692	1.51%
Brokered Deposits	736,154	8,442	4.60%	383,228	3,538	3.70%
Total Deposits	2,791,849	29,281	4.21%	1,892,236	13,586	2.88%
FHLB advances	115,792	1,234	4.22%	277,316	2,206	3.15%
Other borrowings	90,306	1,153	5.05%	70,900	544	3.03%
Trust preferred securities	98,000	1,530	6.17%	27,229	591	8.69%
Total interest-bearing liabilities	$3,095,947	$33,198	4.29%	$2,267,681	$16,927	2.99%
Non-Interest Bearing Deposits	$264,798			$190,477
Other Liabilities	38,033			32,583
Stockholders' Equity	243,479			207,531
Total Average Liabilities & Stockholders' Equity	$3,642,257			$2,698,272
Tax equivalent net interest income(3)		$31,035			$22,917
Net interest spread(4)			3.10%			3.17%
Effect of non interest bearing funds			0.45%			0.36%
Net interest margin(3)(5)			3.55%			3.53%

	Six Months Ended June 30,
	2006			2005
Average Balance(1)		Interest	Rate	AverageBalance(1)	Interest	Rate
Fed funds sold and other short-term investments	$11,505	$286	4.95%	$8,539	$127	2.94%
Tax-exempt municipal securities	216,712	7,480	6.90%	204,404	7,106	6.95%
US Government Agencies, MBS and CMOs	311,674	8,530	5.47%	352,160	8,005	4.53%
Taxable municipal securities	3,825	143	7.52%	3,840	146	7.63%
FHLB stock	96,539	2,200	4.53%	181,671	5,494	6.01%
Other securities	2,104	30	2.87%	5,348	121	5.20%
Investment securities (taxable)	414,142	10,903	5.26%	543,019	13,766	5.06%
Commercial, Construction and Commercial Real Estate Loans	2,265,924	87,058	7.69%	1,428,054	45,609	6.39%
Residential Real Estate Loans	233,626	6,904	5.91%	111,506	2,987	5.36%
Personal Loans	268,601	10,075	7.56%	210,436	6,194	5.94%
Total Loans(2)	2,768,151	104,037	7.52%	1,749,996	54,790	6.27%
Total earning assets	$3,410,510	122,706	7.20%	$2,505,958	$75,789	6.05%
Allowance for Loan Losses	$(31,274)			$(20,016)
Cash and Due from Banks	36,348			30,370
Other Assets	170,744			107,967
Total Average Assets	$3,586,328			$2,624,279

Interest Bearing Demand accounts	$126,204	605	1.52%	$105,927	398	1.43%
Regular Savings Accounts	14,879	53	0.72%	16,669	55	0.68%
Money Market Accounts	1,242,487	24,500	3.92%	961,734	12,436	2.53%
Time Deposits	626,173	13,532	4.36%	343,431	4,855	2.85%
Brokered Deposits	684,211	15,143	4.46%	402,618	7,094	3.55%
Total Deposits	2,693,954	53,833	4.03%	1,830,379	24,838	2.74%
FHLB advances	177,067	2,593	2.91%	270,528	4,265	3.14%
Other borrowings	89,056	3,262	7.28%	82,403	959	2.31%
Trust preferred securities	98,000	3,034	6.16%	23,615	1,076	9.11%
Total interest-bearing liabilities	$3,058,077	62,722	4.13%	$2,206,925	$31,138	2.84%
Non-Interest Bearing Deposits	$252,529			$181,274
Other Liabilities	35,699			30,962
Stockholders' Equity	240,023			205,118
Total Average Liabilities & Stockholders' Equity	$3,586,328			$2,624,279
Tax equivalent net interest income(3)		$59,984			$44,651
Net interest spread(4)			3.07%			3.21%
Effect of non interest bearing funds			0.43%			0.34%
Net interest margin(3)(5)			3.50%			3.55%

(1)	Average balances were generally computed using daily balances.
(2)	Nonaccrual loans are included in the average balances and do not have a material effect on the average yield. Interest due on non-accruing loans was not material for the periods presented.
(3)
We adjust GAAP reported net interest income by the tax equivalent adjustment amount to account for the tax attributes on federally tax exempt municipal securities. The total tax equivalent adjustment reflected in the above table is $1.2 million and $1.1 million in the second quarters of 2006 and 2005, respectively. The total tax equivalent adjustment reflected in the above table is $2.3 million and $2.2 million for the six months ended June 30, 2006 and 2005, respectively. For GAAP purposes, tax benefits associated with federally tax-exempt municipal securities are reflected in income tax expense. The following table reconciles reported net interest income to net interest income on a tax equivalent basis for the periods presented:

(footnotes continued on next page)

Reconciliation of quarter net interest income to quarter net interest income on a tax equivalent basis
	Three months ended June 30,
	2006	2005
Net interest income	$29,862	$21,792
Tax equivalent adjustment to net interest income	1,173	1,125
Net interest income, tax equivalent basis	$31,035	$22,917
Reconciliation of year-to-date net interest income to year-to-date net interest income on a tax equivalent basis
	Six months ended June 30,
	2006	2005
Net interest income	$57,637	$42,419
Tax equivalent adjustment to net interest income	2,347	2,232
Net interest income, tax equivalent basis	$59,984	$44,651

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

Three Months Ended June 30, 2006

Compared to Three Months Ended June 30, 2005

	Change due to rate	Change due to volume	Change Due to mix	Total change
	(dollars in thousands)
Interest income/expense from:
Fed funds sold and other short-term investments	$67	$22	$17	$106
Investment securities (taxable)	963	(2,411)	(356)	(1,804)
Investment securities (non-taxable)(1)	(33)	193	(2)	158
Loans, net of unearned discount	5,458	17,078	3,393	25,929
Total tax equivalent interest income(1)	$6,455	$14,882	$3,052	$24,389
Interest-bearing deposits	6,258	6,459	2,978	15,695
Funds borrowed	1,269	(1,105)	(527)	(363)
Trust preferred securities	(171)	1,533	(423)	939
Total interest expense	$7,356	$6,887	$2,028	$16,271
Net tax equivalent interest income(1)	$(901)	$7,995	$1,024	$8,118

Six Months Ended June 30, 2006

Compared to Six Months Ended June 30, 2005

	Change due to rate	Change due to volume	Change Due to mix	Total change
	(dollars in thousands)
Interest income/expense from:
Fed funds sold and other short-term investments	$85	$43	$31	$159
Investment securities (taxable)	537	(3,234)	(167)	(2,864)
Investment securities (non-taxable)(1)	(48)	424	(2)	374
Loans, net of unearned discount	10,884	31,657	6,707	49,248
Total tax equivalent interest income(1)	$11,458	$28,890	$6,569	$46,917
Interest-bearing deposits	$11,706	$11,734	$5,555	$28,995
Funds borrowed	2,513	(1,266)	(616)	631
Trust preferred securities	(346)	3,360	(1,056)	1,958
Total interest expense	$13,873	$13,828	$3,883	$31,584
Net tax equivalent interest income(1)	$(2,415)	$15,062	$2,686	$15,333

(1) Interest income on tax-advantaged investment securities reflects a tax equivalent adjustment based on a marginal federal corporate tax rate of 35% for 2005 and 34% for 2004. The total tax equivalent adjustment reflected in the above table $1.2 million and $1.1 million in second quarters of 2006 and 2005, respectively. The total tax equivalent adjustment reflected in the above table is $2.3 million and $2.2 million for the six months ended June 30, 2006 and June 30, 2005, respectively.

Provision for Loan Losses

For the three months ended June 30, 2006, the provision for loan losses was $2.4 million compared to $1.9 million for the comparable period in 2005. The increase in the provision for loan losses reflects the impact of loan growth during the quarter and an increase in the reserve at the St. Louis bank. Net charge-offs totaled $389,000 for the quarter ended June 30, 2006 versus net charge-offs of $310,000 for the second quarter 2005 and net charge-offs of $144,000 for the quarter ended March 31, 2006. For the six months ended June 30, 2006, the provision for loan losses was $4.6 million compared to $2.8 million in the prior year period.

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

  Non-interest Income

Non-interest income was $6.6 million in the second quarter 2006 compared to $4.4 million during the second quarter 2005, reflecting an increase of $2.2 million or 51%. Included in the $6.6 million of non-interest income is a $1.4 million gain associated with the sale of $90.0 million of FHLB (Chicago) advances during the quarter, as a result of the withdrawal of our membership from the FHLB (Chicago). The remaining growth in non-interest income during the quarter ended June 30, 2006 was driven primarily by growth in wealth management fee income as well as the inclusion of a full quarter’s worth of The PrivateBank - Michigan results. The combined impact of $1.0 million in securities losses and a $413,000 gain from the fair market value adjustment of an interest rate swap during the second quarter 2006 resulted in a $594,000 net loss to non-interest income. For the second quarter 2005, a $972,000 loss from the interest rate swap combined with $1.0 million of securities gains resulted in a net gain of $73,000.

Non-interest income for the six months ended June 30, 2006 was $11.6 million compared to $8.6 million during the same period in 2005, reflecting an increase of $3.1 million or 36% from the second quarter. This increase reflects the combined impact of an increase in wealth management income of $2.2 million, the gain on the sale of FHLB (Chicago) advances, the fair market value adjustment on the interest rate swap and net securities gains and losses, which resulted in losses of $617,000 during the six months ended June 30, 2006, versus gains of $447,000 in the prior year period.

The following table presents the breakdown of income from wealth management, mortgage banking, banking and other services, and bank owned life insurance for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Wealth management fee revenue	$3,603	$2,350	$6,763	$4,546
Mortgage banking income	1,005	1,076	1,728	1,818
Banking and other services	2,247	568	3,023	1,107
Bank owned life insurance	369	317	732	644
Total wealth management, mortgage banking and other income	$7,224	$4,311	$12,246	$8,115

Wealth management fee revenue totaled $3.6 million for the second quarter 2006, an increase of $1.3 million, or 53% from the second quarter 2005 and an increase of $443,000, or 14% from the first quarter 2006. The increase in wealth management fee revenue over the prior year period primarily reflects the inclusion of $450,000 of fee income from The PrivateBank - Michigan, the addition of new business in Chicago and good market performance.  Of the $3.6 million, approximately $955,000 was revenue generated in the second quarter 2006 from wealth management services provided to those clients where a third-party investment manager is utilized, compared to $552,000 in the second quarter 2005. A portion of revenue is used to pay these third-party investment managers and the remaining amount of fees collected are utilized to cover costs associated with administering other aspects of the wealth management services that we provide to clients. Fees paid to third-party investment managers were $899,000 in the second quarter 2006 compared to $234,000 in the prior year quarter. For the six months ended June 30, 2006, fees paid to third party investment managers were $1.4 million, compared to $427,000 in the prior year period.

Total wealth management assets under management were $2.7 billion at June 30, 2006, compared to $2.0 billion at June 30, 2005, and up from $2.4 billion at December 31, 2005. The June 30, 2006 balances reflect trust services assets under management of $1.6 billion, Lodestar assets under management of $692.0 million, and The PrivateBank - Michigan assets under management of $484.5 million. Excluded from the total wealth management assets under management are $109.3 million of trust services assets that are managed by Lodestar. At June 30, 2005, trust services managed $1.2 billion of assets, Lodestar managed $654.1 million of assets, The PrivateBank - Michigan managed $210.0 million in assets and $103.2 million of trust assets managed by Lodestar were excluded from total wealth management assets under management. Growth in assets under management at June 30, 2006 compared to the prior year reflects net new business generated.

Residential mortgage fee income was $1.0 million during the second quarter 2006 compared to $1.1 million during the prior year quarter. Residential mortgage fee income was $94,000 at The PrivateBank - Michigan for the second quarter 2006. Excluding the Michigan impact, overall residential mortgage fee income has decreased between periods due to a lower volume of loans sold as a result of decreased demand for residential real estate loans. Fee income is generated by The PrivateBank Mortgage Company, The PrivateBank - Michigan, and The PrivateBank - St. Louis. For the six months ended June 30, 2006, residential mortgage fee income was $1.7 million compared to $1.8 million during the prior year period.

During the second quarter 2006, bank owned life insurance (BOLI) revenue increased to $369,000 as compared to revenue of $317,000 in the second quarter 2005. Income recognized on this product increased in 2006 as compared to 2005 primarily due to the inclusion of $45,000 of BOLI income from The PrivateBank - Michigan’s $5.5 million BOLI policies. These policies cover certain higher-level employees who are deemed to be significant contributors to the Company. All employees included in this policy are aware and have consented to the coverage. The cash surrender value of BOLI at June 30, 2006 was $41.6 million, compared to $34.8 million at June 30, 2005, and is included in other assets on the balance sheet. BOLI revenue for the six months ended June 30, 2006 was $732,000 versus $644,000 in the prior year period.

  Non-interest Expense

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Salaries and employee benefits	$10,325	$8,212	$20,861	$15,623
Occupancy	2,214	1,804	4,383	3,542
Professional fees	1,855	991	2,766	2,012
Wealth management fees	899	234	1,410	427
Marketing	1,083	645	1,996	1,259
Data processing	764	627	1,530	1,209
Postage, telephone and delivery	351	256	725	510
Office supplies and printing	162	137	371	332
Insurance	323	270	632	533
Amortization of intangibles	153	57	307	99
Other expense	805	602	1,511	1,146
Total non-interest expense	$18,934	$13,835	$36,492	$26,692

Non-interest expense increased $5.1 million to $18.9 million in the second quarter 2006 from $13.8 million in the second quarter 2005, an increase of 37%. For the six months ended June 30, 2006, non-interest expense was $36.5 million compared to $26.7 million in the prior year period, reflecting an increase of 37%.

The increase in non-interest expense between periods is attributable to increases in costs associated with the Company's continued growth and the inclusion of a full quarter’s worth of The PrivateBank - Michigan expenses, and includes increases in personnel costs associated with our growing client service team, as well as increases in professional, occupancy, and marketing expenses. The PrivateBank - Michigan incurred $2.1 million of operating expenses during the second quarter 2006.

The periods presented include $458,000 and $1.0 million of stock option expense for the second quarters ended June 30, 2006 and 2005, respectively. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R. The Company has not changed its modeling assumptions used to derive stock option fair values. The Company elected the modified-retrospective-transition method, which results in the restatement of prior periods by recognizing compensation cost in the amounts previously reported in the SEC pro forma footnote disclosures. Compensation cost recognized includes the cost of all share-based payments granted, but not yet fully vested in all periods presented. Additionally, the balance of certain accounts have been adjusted on a cumulative basis to reflect the activity of periods that are not presented. The following table includes the adjustments to these accounts as of January 1, 2005, the beginning of the earliest period presented.

	As Reported January 1, 2005	Adjustment for adoption of SFAS No. 123R	Adjusted Balance January 1, 2005
	(in thousands)
Retained earnings	73,789	(8,322)	65,467
Additional Paid in Capital	100,091	5,816	105,907
Deferred compensation	(5,056)	5,056	--
Deferred Income Tax Asset	(588)	2,136	1,548

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

Prior to the adoption of SFAS No. 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options and vesting of restricted shares as operating cash flows in the Statement of Cash Flows. SFAS No. 123R requires the cash flows resulting from the tax benefits of these tax deductions in excess of the compensation cost recognized for those share-based payments (the excess tax benefits) be classified as financing cash flows. The excess tax benefit in financing cash flows was $1.2 million in the first six months of 2006 and $945,000 in the first six months of 2005.

As of June 30, 2006, total unrecognized compensation costs related to unvested stock options was $1.6 million with a weighted average remaining life of 2.0 years.

Our efficiency ratio (non-interest expense divided by the sum of net interest income on a tax equivalent basis plus non-interest income) decreased to 50.3% for the second quarter 2006, from 50.7% in the second quarter 2005 and 55.7% for the fourth quarter 2005. On a tax-equivalent basis, this ratio indicates that in the second quarter of 2006, we spent 50.3 cents to generate each dollar of revenue while in the second quarter 2005, we spent 50.7 cents. Our efficiency ratio for the six months ended June 30, 2006 was 51.0% compared to the efficiency ratio of 50.2% for the six months ended June 30, 2005. During the remainder of 2006, we expect our efficiency ratio to increase modestly as a result of the new office in Chesterfield, Missouri and additional expenses associated with our new headquarters office in downtown Chicago. We will incur expansion and move-related expenses resulting from the relocation of the Chicago headquarters to larger space and increased occupancy expenses due to the relocation of the Oak Brook and Geneva offices to new offices. During the third quarter, we will incur approximately $600,000 of costs resulting from two months of overlapping lease expense for our existing and our new headquarters as well as direct costs associated with the move of the new headquarters facility.

Salaries and benefits increased to $10.3 million, or 26% during the second quarter 2006 as compared to the year ago quarter, reflecting the increased level of full-time equivalent employees to 409 people at June 30, 2006 from 362 people at June 30, 2005. Salaries and benefits increased to $20.9 million, or 34% during the six months ended June 30, 2006 as compared to the year ago period. The PrivateBank - Michigan incurred salaries and benefits expense of $1.3 million during the second quarter 2006. The Company has continued to add qualified, experienced managing directors to its team to support growth throughout the organization. The number of Managing Directors increased to 126 as of June 30, 2006 from 105 at June 30, 2005 and 116 at March 31, 2006; the increase in the number of Managing Directors for the quarter was a result of five promotions and five net new hires.

Occupancy expense increased by 23% during the second quarter 2006 to $2.2 million from $1.8 million in the prior year quarter. Occupancy expense was $4.4 million for the six months ended June 30, 2006 compared to $3.5 million in the prior year period. The increase is primarily due to the addition of The PrivateBank - Michigan, whose occupancy expense for the second quarter 2006 was $260,000, and increased depreciation and occupancy expense associated with the opening of the new Chesterfield, Missouri, and Oak Brook and Geneva, Illinois offices. Occupancy expense will increase in future quarters with the completion of the buildout of the new Chicago headquarters’ office, including two months of overlapping lease expense; the lease on our existing headquarters runs through the end of the third quarter and the lease for the new headquarters began on August 1, 2006.

Professional fees, which include fees paid for legal, accounting, consulting, and information systems consulting services, were $1.9 million during the second quarter 2006, increasing from $991,000 in the prior year period. During the six months ended June 30, 2006, professional fees increased by 26% to $2.8 million over the prior year period. Fees paid to third party investment managers were $899,000 in the second quarter 2006 compared to $234,000 in the prior year period, an increase of 284%. Additionally, during the second quarter 2006, the Company incurred approximately $228,000 in legal and other costs associated with the withdrawal of our membership from the FHLB (Chicago). Marketing expense increased 68% to $1.1 million during the second quarter 2006 over the prior year quarter and increased 59% to $2.0 million for the six months ended June 30, 2006 as compared to the prior year period. This increase year over year reflects events planned in connection with Company-wide marketing initiatives, as well as receptions and events at our existing offices. The PrivateBank - Michigan had $212,000 in marketing expenses for the second quarter 2006. Insurance expense increased 20% during the second quarter 2006 over the prior year quarter and increased 19% for the six months ended June 30, 2006 The increase is due primarily to added costs that result from the growth of our Company, increased costs in the insurance marketplace and the inclusion of $27,000 of Michigan expense.

During the first six months of 2006, we amortized $307,000 in intangible assets, $85,000 related to our acquisition of a controlling interest in Lodestar and $222,000 related to our acquisition of The PrivateBank - Michigan, compared to $99,000 in the first six months of 2005.

Minority Interest Expense

On December 30, 2002, The PrivateBank - Chicago acquired an 80% controlling interest in Lodestar. The Company records its 20% non-controlling interest in Lodestar related to Lodestar’s results of operations, in minority interest expense on the consolidated statement of income. For the quarters ended June 30, 2006 and 2005, we recorded $86,000 and $73,000 of minority interest expense, respectively.

  Income Taxes

The following table shows our income before income taxes, applicable income taxes and effective tax rate for the six months ended June 30, 2006 and 2005, respectively (in thousands):

	Six months ended June 30,
	2006	2005
Income before taxes	$27,976	$21,338
Income tax provision	8,976	6,574
Effective tax rate	32.1%	30.8%

The effective income tax rate varies from statutory rates principally due to certain interest income, which is tax-exempt for federal or state purposes, and certain expenses, which are disallowed for tax purposes. Income before taxes for the first six months of 2006 grew 31% over the same period in 2005. Our effective tax rate increased to 32.1% as compared to 30.8% in the prior year period. Our effective tax rate increased due to several factors including the completion of a routine IRS audit, revaluation of certain deferred tax assets, and an increase of business operations in the state of Wisconsin. We anticipate our effective rate will decrease modestly in future quarters to be more consistent with the tax rate we have experienced in previous quarters.

In July 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). This interpretation prescribes a consistent recognition threshold and measurement attribute, as well as clear criteria for subsequently recognizing, derecognizing and measuring such tax positions for financial statement purposes. FIN 48 also will require expanded disclosure with respect to the uncertainty in income taxes. The provisions of FIN 48 are required to be adopted as of the beginning of the annual reporting period that begins after December 15, 2006 and the Company is currently evaluating the impact of the adoption on its consolidated financial statements.

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

The profitability of The PrivateBank - Chicago is primarily dependent on net interest income, provision for loan losses, non-interest income and non-interest expense. Net income for The PrivateBank - Chicago for the six months ended June 30, 2006 increased 23% to $20.1 million from $16.3 million at June 30, 2005. The growth in net income for the period resulted from improvements in net interest income, which was driven by increased volume in loans. Improvement in net interest income and non-interest income for the six months ended June 30, 2006 more than offset increases in operating expenses associated with continued growth of The PrivateBank - Chicago as compared to the same period in 2005.

Total loans at The PrivateBank - Chicago increased by 31%, or $494.7 million, to $2.1 billion at June 30, 2006 as compared to total loans of $1.6 billion at June 30, 2005. Construction loans grew by 39% over prior year's quarter, followed by growth of 38% in residential real estate loans, and growth in commercial real estate and commercial loans of 33% and 34%, respectively. Of secured commercial and residential real estate loans in Chicago, 84% were located in Illinois at June 30, 2006. Approximately $167.0 million of commercial real estate loans were owner-occupied at June 30, 2006.

Total deposits increased by 26% to $2.3 billion at June 30, 2006, from $1.9 billion at June 30, 2005. Growth in brokered deposits, other time deposits and money market deposits accounted for the majority of the deposit growth. Brokered deposits were $660.5 million at June 30, 2006 compared to $316.0 million in the prior year, an increase of 109%. There were no FHLB advances at The PrivateBank - Chicago at June 30, 2006 compared to $280.2 million in the prior year period. Chicago core deposits grew by 9% year over year.

Financial results of The PrivateBank - St. Louis include the results of The PrivateBank - Wisconsin. Net income for The PrivateBank - St. Louis for the six months ended June 30, 2006 increased 40% to $1.4 million as compared to $983,000 in the prior year period. Net income for The PrivateBank - St. Louis included a net loss of $561,000 for the first six months of 2006 from The PrivateBank - Wisconsin, which opened in 2005. Excluding the results of The PrivateBank - Wisconsin, net income of The PrivateBank - St. Louis increased by 27% year over year. The increase in net income of The PrivateBank - St. Louis resulted primarily from increases in net interest income, slightly offset by a 66% increase in the provision for loan losses due to overall growth in the loan portfolio and an increase in specific reserves allocated to two loans in the St. Louis portfolio which were downgraded during the first quarter 2006.

Total loans at The PrivateBank - St. Louis increased 51% to $393.6 million at June 30, 2006 from $260.7 million at June 30, 2005, due primarily to growth in, commercial real estate, construction and commercial loan categories. Of secured commercial and residential real estate loans in The PrivateBank - St. Louis portfolio, 71% were located in Missouri, 11% were located in Wisconsin and 4% were located in Florida at June 30, 2006. Included in St. Louis totals are Wisconsin loans of $55.8 million.

Total deposits increased by $133.4 million to $386.7 million at June 30, 2006 from $253.3 million at June 30, 2005. The majority of the deposit growth at The PrivateBank - St. Louis was due to increased money market deposits, other time deposits, and brokered deposits during the six months ended June 30, 2006 as compared to the prior year period. Brokered deposits were $87.5 million at June 30, 2006, an increase of $17.8 million since June 30, 2005. Included in St. Louis totals are Wisconsin deposits of $61.8 million.

The PrivateBank - Michigan had loans of $449.1 million and deposits of $401.4 million at June 30, 2006, increases of 42% and 33% from June 30, 2005 balances, respectively. Net income for The PrivateBank - Michigan for the six months ended June 30, 2006 was $2.5 million.

Wealth Management includes investment management, personal trust and estate services, custodial services, retirement accounts and brokerage and investment services. Consolidated Wealth Management assets under management increased by 35%, or $701.9 million, to $2.7 billion at June 30, 2006 as compared to $2.0 billion at June 30, 2005. This growth was due to the addition of new assets under management, portfolio performance and the inclusion of assets under management of The PrivateBank - Michigan. Excluding Michigan’s $210.0 million of assets under management at acquisition, assets under management grew by 24% year over year. Lodestar’s assets under management at June 30, 2006 were $692.0 million, compared to $654.1 million in the year earlier period. At June 30, 2006, Lodestar assets under management include $109.3 million of assets managed by the Wealth Management department for clients who have selected Lodestar as investment adviser, compared to $103.2 million at June 30, 2005. Excluding Lodestar and Michigan, assets under management for the Wealth Management segment were $1.6 billion at June 30, 2006, compared to $1.2 billion at June 30, 2005. Wealth management fee revenue increased to $6.8 million for the six months ended June 30, 2006 compared to $4.5 million for the prior year period. The year-over-year increase in wealth management income was primarily due to the addition of new assets under management and the inclusion of wealth management income from The PrivateBank - Michigan for the first six months of 2006. Lodestar fee income increased by $200,000, or 11%, year over year. Net income for our Wealth Management segment increased by 60% to $945,000 for the six months ended June 30, 2006 from $589,000 for the same period in 2005.

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

The Holding Company Activities segment reported a net loss of $5.6 million for the six months ended June 30, 2006 as compared to a net loss of $2.3 million for the six months ended June 30, 2005. The increase in net loss for 2006 as compared to the prior year period reflects a 269% increase in net interest expense primarily due to additional trust preferred securities interest expense and the drawdown on a line of credit with LaSalle Bank. Non-interest expense increased by 76% primarily resulting from increases in the expensing of restricted share grants and increases in professional fees. On September 29, 2005, the Company entered into a $65.0 million credit facility with LaSalle Bank. The credit facility replaced an existing $40.0 million revolving credit facility that was originally entered into in February 2000 with LaSalle.

The $65.0 million credit facility is comprised of a $40.0 million senior debt facility and $25.0 million of subordinated debt. The senior debt facility is comprised of a $250,000 term loan with a maturity of December 31, 2016, and a revolving loan with a maturity of December 1, 2006. Management expects to renew the revolving loan on an annual basis. The subordinated debt matures on December 31, 2016. The interest rate on the senior debt facility resets quarterly, and is based on, at the Company’s option, either the lender’s prime rate or three-month LIBOR plus 120 basis points, with a floor of 3.50%. The interest rate on the subordinated debt resets quarterly, and is equal to three-month LIBOR plus 135 basis points, with a floor of 3.50%. Currently, $20.75 million is available on the senior debt facility and $11.0 million is available on the subordinated debt facility. The subordinated debt qualifies as Tier 2 capital under applicable rules and regulations promulgated by the Board of Governors of the Federal Reserve System.

At June 30, 2006, the Company had $19.25 million outstanding on the senior debt facility and $14.0 million of subordinated debt outstanding. The credit facility is used for general corporate and other working capital purposes. The Company expects to further draw down on the facilities over the year to support continued balance sheet growth.

  FINANCIAL CONDITION

  Total Assets

Total assets increased to $3.7 billion at June 30, 2006, an increase of $154.3 million, or 4% over total assets of $3.5 billion at December 31, 2005, and an increase of $446.1 million, or 14% over total assets of $3.2 billion at June 30, 2005. The balance sheet growth during the six months ended June 30, 2006 was due to loan growth throughout the Company offset by our withdrawal from the FHLB (Chicago) and the resulting deleveraging of the balance sheet. Asset growth was funded primarily through core deposit growth and increases in brokered deposits.

Loans

Total loans increased to $3.0 billion at June 30, 2006, an increase of $348.0 million, or 13%, from $2.6 billion at December 31, 2005 and an increase of $763,000, or 35%, from $2.2 billion at June 30, 2005.

Company-wide, loan growth since December 31, 2005 has occurred primarily in the commercial real estate, commercial, and construction categories and is partially attributable to the inclusion of $449.1 million of loans from The PrivateBank - Michigan. The loan growth of $348.0 million experienced since December 31, 2005 is composed of $51.3 million in loans at The PrivateBank - Michigan, growth in loans at The PrivateBank - Chicago of $235.5 million and $60.2 million at The PrivateBank - St. Louis.

The following table sets forth the composition of our loan portfolio net of unearned discount by category (in thousands) at the following dates:

	June 30, 2006	% loans to total loans	December 31, 2005	% loans to total loans	June 30, 2005	% loans to total loans
Loans
Commercial real estate	$1,279,450	43%	$1,073,711	41%	$809,540	37%
Multi-family	208,469	7%	195,140	7%	176,035	8%
Commercial	508,896	17%	436,416	17%	431,522	20%
Residential real estate	226,289	8%	221,786	9%	165,848	8%
Personal (1)	145,904	5%	148,670	6%	122,251	5%
Home Equity	134,441	5%	139,747	5%	149,410	7%
Construction	452,577	15%	392,597	15%	337,936	15%
Total loans, net of unearned discount	$2,956,026	100%	$2,608,067	100%	$2,192,542	100%

(1)	Includes overdraft lines.

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

We maintain an allowance for loan losses sufficient to absorb credit losses inherent in our loan portfolio. The allowance for loan losses represents our estimate of probable losses in the portfolio at each balance sheet date and is supported by available and relevant information. The allowance contains provisions for probable losses that have been identified relating to specific borrowing relationships, as well as probable losses inherent in the loan portfolio and credit undertakings that are not specifically identified. Management’s application of the methodology for determining the allowance for loan losses resulted in an allowance for loan losses of $33.5 million at June 30, 2006 compared with $29.4 million at December 31, 2005. The increase in the provision from December 31, 2005 reflects management’s judgment about the generalized risk of real estate related lending in our various markets, the addition of new lending personnel as well as strong loan growth from all existing offices in the second quarter 2006. We believe that the allowance for loan losses is adequate to provide for estimated probable credit losses inherent in our loan portfolio.

The allowance for loan losses as a percentage of total loans was 1.13% at June 30, 2006, unchanged from December 31, 2005 and down from 1.15% at June 30, 2005. Net charge-offs totaled $533,000 for the six months ended June 30, 2006 versus net charge-offs of $250,000 in the year earlier period. The provision for loan losses was $4.6 million for the six months ended June 30, 2006, versus $2.8 million for the six months ended June 30, 2005.

Following is a summary of changes in the allowance for loan losses for the six months ended June 30, 2006 and 2005 (in thousands):

	2006	2005
Balance, January 1	$29,388	$18,986
Provisions charged to earnings	4,635	2,802
Addition of The PrivateBank - Michigan loan loss reserve	--	3,614
Loans charged-off, net of recoveries	(533)	(250)
Balance, June 30	$33,490	$25,152

The following table shows our allocation of the allowance for loan losses by specific category at the dates shown.

	June 30, 2006		December 31, 2005		June30, 2005
Allocation of the Allowance for Loan Losses ($ in thousands)	Amount	% of allowance to total allowance	Amount	% of loans to total loans	Amount	% of allowance to total allowance
Allocated Inherent Reserve:
CRE Loans	$16,798	50%	$12,975	44%	11,064	44%
Commercial Loans	5,733	17%	6,453	22%	5,499	22%
Residential Loans	464	1%	419	1%	430	2%
Personal Loans	1,599	5%	1,714	6%	1,446	6%
Home Equity Loans	235	1%	277	1%	418	1%
Construction Loans	5,922	18%	4,686	16%	3,775	15%
Allocated Inherent Reserve	30,751	92%	26,524	90%	22,632	90%
Specific Reserve	268	1%	--	--%	-	-%
Unallocated Inherent Reserve	2,471	7%	2,864	10%	2,520	10%
Total Reserve for Credit Losses	$33,490	100%	$29,388	100%	$25.152	100%

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

The allocated inherent component of the reserve increased by $4.2 million during the first six months of 2006, from $26.5 million at December 31, 2005 to $30.7 million at June 30, 2006. The increase in the allocated portion of the reserve reflects higher loan volumes in every category, particularly construction and commercial real estate loans.

Specific Component of the Reserve

For loans where management deems either the amount or the timing of the repayment to be significantly impaired, there are specific reserve allocations established. The specific reserve is based on a loan’s current value compared to the present value of its projected future cash flows, collateral value or market value, as is relevant for the particular loan pursuant to SFAS 114, “Accounting by Creditors for Impairment of a Loan.” As of June 30, 2006, management concluded that there were two commercial loans in the St. Louis portfolio that required specific reserves and one loan in the Chicago portfolio that required specific reserves.

The specific component of the reserve increased by $801,000 during the first six months of 2006 to $268,000 at June 30, 2006 after giving effect to $533,000 in net charge-offs during the period, from zero at December 31, 2005.

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

The unallocated inherent component of the reserve decreased modestly by $392,000 for the first six months of 2006, from $2.9 million at December 31, 2005 to $2.5 million at June 30, 2006.

Nonperforming Loans

The following table classifies our non-performing loans as of the dates shown:

	6/30/06	3/31/06	12/31/05	9/30/05	6/30/05
	(dollars in thousands)
Nonaccrual loans	$1,721	$3,228	$663	$472	$1,212
Loans past due 90 days or more	1,262	1,080	280	744	2,026
Total nonperforming loans	2,983	4,308	943	1,216	3,238
OREO	203	235	393	211	413
Total nonperforming assets	$3,186	$4,543	$1,336	$1,427	$3,651
Total nonaccrual loans to total loans	0.06%	0.12%	0.03%	0.02%	0.06%
Total nonperforming loans to total loans	0.10%	0.15%	0.04%	0.05%	0.15%
Total nonperforming assets to total assets	0.09%	0.12%	0.04%	0.04%	0.11%

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

Nonaccrual loans were $1.7 million at June 30, 2006 as compared to $663,000 at December 31, 2005 and $1.2 million at June 30, 2005. The increase in nonaccrual loans was primarily due to three relationships in St. Louis totaling $950,000. Loans delinquent over 90 days increased by $182,000 since December 31, 2005 to $1.3 million.

Through the acquisition of BHB, the Company assumed $413,000 of OREO property, secured by various properties in the Detroit metropolitan area, consisting primarily of vacant land. The balance at June 30, 2006 of $203,000 reflects the value of the properties less net proceeds of approximately $360,0000 arising from a condemnation action taken by Wayne County, Michigan, the reclassification of a $182,000 loan to OREO during the fourth quarter 2005 and $32,000 in sales proceeds on a foreclosed property sold during the second quarter 2006.

  Investment Securities

The amortized cost and the estimated fair value of securities at June 30, 2006 and December 31, 2005, were as follows (in thousands):

	Investment Securities — Available-for-Sale
	June 30, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agency mortgage backed securities and collateralized mortgage obligations	$270,711	$487	$(5,644)	$265,554
Corporate collateralized mortgage obligations	-	-	-	-
Tax exempt municipal securities	215,496	9,348	(206)	224,638
Taxable municipal securities	3,825	-	(6)	3,819
Federal Home Loan Bank stock	3,877	-	-	3,877
Other	1,913	-	-	1,913
Total	$495,822	$9,835	$(5,856)	$499,801

	Investment Securities — Available-for-Sale
	December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agency mortgage backed securities and collateralized mortgage obligations	$319,525	$941	$(4,212)	$316,254
Corporate collateralized mortgage obligations	--	—	—	--
Tax exempt municipal securities	214,895	15,356	(43)	230,208
Taxable municipal securities	3,825	1	—	3,826
Federal Home Loan Bank stock	142,396	—	—	142,396
Other	2,467	--	—	2,467
Total	$683,108	$16,298	$(4,255)	$695,151

All securities are classified as available-for-sale and may be utilized as part of our asset/liability management strategy in response to changes in interest rates, liquidity needs or significant prepayment risk. Available-for-sale securities are carried at fair value, with related unrealized net gains or losses, net of deferred income taxes, recorded as an adjustment to equity capital. At June 30, 2006, reported stockholders’ equity reflected unrealized securities gains net of tax of $2.5 million, a decrease of $4.9 million from $7.4 million at December 31, 2005.

During the second quarter 2006, our investment securities portfolio decreased 27% to $499.8 million from $682.4 million at the end of the first quarter 2006 and down 28% from December 31, 2005 due to the redemption of $138.5 million of FHLB (Chicago) stock and the sale of approximately $56.4 million of other securities at market. Securities sold consist primarily of lower yielding mortgage-backed securities, collateralized mortgage obligations and selected municipal bonds. With the withdrawal from the FHLB (Chicago) and the change in the interest rate environment during the second quarter, adjustments to the investment portfolio worked to maintain the desired asset/liability position. Total securities represented less than 14% of total assets at June 30, 2006, compared to 24% in the prior year period.

Securities available-for-sale decreased to $499.8 million at June 30, 2006 from $695.2 million as of December 31, 2005. U.S. government agency mortgage backed securities and collateral mortgage obligations decreased by $45.5 million at June 30, 2006 as compared to year-end due to the sale of selected securities and run off. Given the current yield curve and our strong loan growth, we expect the securities portfolio to continue to decrease as a result of run-off and we do not currently plan to substantially add to the securities portfolio.

  Deposits and Funds Borrowed

The following table presents the balances of deposits by category and each category as a percentage of total deposits at June 30, 2006 and December 31, 2005:

	June 30,		December 31,
	2006		2005
	Balance	Percent of Total	Balance	Percent of Total
(dollars in thousands)
Non-interest bearing demand	$273,003	9%	$252,625	9%
Savings	15,240	1%	14,596	1%
Interest-bearing demand	127,445	4%	132,787	5%
Money market	1,261,827	40%	1,257,757	44%
Brokered deposits	747,980	24%	586,605	21%
Other time deposits	700,279	22%	579,013	20%
Total deposits	$3,125,774	100%	$2,823,383	100%

Total deposits of $3.1 billion at June 30, 2006 represent an increase of $302.4 million or 11% as compared to total deposits of $2.8 billion as of December 31, 2005. Core deposit growth, which represents total deposits less brokered deposits, exceeded loan growth, with core deposits increasing 18% over the past four quarters. Non-interest-bearing demand deposits increased by 8% to $273.0 million at June 30, 2006 as compared to $252.6 million at December 31, 2005. Savings deposits at June 30, 2006 increased by 4%, to $15.2 million as compared to $14.6 million at December 31, 2005. Interest-bearing demand deposits decreased 4% to $127.4 million as compared to $132.8 million at December 31, 2005. Money market accounts remained flat at $1.3 billion at June 30, 2006 as compared to $1.3 billion at December 31, 2005. Brokered deposits increased by 28% or $161.4 million to $748.0 million at June 30, 2006 as compared to $586.6 million at December 31, 2005 and increased 94% from $385.7 million at June 30, 2005. Other time deposits increased by approximately 21% to $700.3 million as compared to $579.0 million at year-end 2005.

We continue to utilize brokered deposits as a source of funding for growth in the loan portfolio. Our brokered deposits to total deposits ratio was 24% at June 30, 2006 compared to 21% at December 31, 2005. We have issued certain brokered deposits that include call option provisions, which provide us with the opportunity to redeem the certificates of deposit on a specified date prior to the contractual maturity date.

As of June 30, 2006, we held thirteen outstanding brokered deposits containing unexercised call provisions. We have brokered deposits with eleven different brokers and we receive periodic information from other brokers regarding potential deposits. The scheduled maturities of brokered deposits, net of unamortized prepaid broker commissions, as of June 30, 2006, for the upcoming 2006 and 2007 quarters and the fiscal years 2008 through 2009 and thereafter, are as follows:

Scheduled Maturities of Brokered Deposits
net of unamortized prepaid brokered commissions
at June 30, 2006
Maturity Date	Rate (1)	6/30/2006
3rd quarter 2006	4.30%	161,557
4th quarter 2006	4.83%	123,882
1st quarter 2007	4.83%	153,439
2nd quarter 2007	5.02%	107,739
Remainder 2007	4.10%	24,450
2008 - 2009 (2)	4.40%	76,490
Thereafter (3)	5.14%	102,767
Unamortized prepaid broker commissions		(2,344)
Total brokered deposits, net of unamortized prepaid broker commissions		$747,980

(1)	Represents the all-in rate of each brokered deposit.
(2)
This segment includes a callable $14.9 million brokered deposit with a maturity date of 3/26/2008 which is callable monthly, and a $5.0 million brokered deposit with a maturity date of 6/12/09 which is callable monthly.

(3)
This segment includes several callable deposits: a $1.6 million brokered deposit with a maturity date of 5/19/2010 callable quarterly; a $3.5 million brokered deposit with a maturity date of 11/19/2012 callable semi-annually; a $9.9 million brokered deposit with a maturity date of 2/11/2013 callable monthly; a $9.8 million brokered deposit with a maturity date of 1/21/2014 callable monthly; a $9.9 million brokered deposit with a maturity date of 12/17/2014 callable monthly; a $7.3 million brokered deposit with a maturity of 1/28/2015 callable semi-annually; a $11.9 million brokered deposit with a maturity date of 2/27/2019 callable monthly; a $9.4 million brokered deposit with a maturity date of 3/12/2024 callable semi-annually; a $6.6 million zero coupon brokered deposit with a maturity date of 3/18/2024, an effective yield of 6.25% and callable semi-annually; a $8.6 million brokered deposit with a maturity date of 4/23/2024 callable monthly; and a $7.0 million brokered deposit with a maturity date of 6/30/2025, and semi-annually thereafter.

Membership in the FHLB system gives us the ability to borrow funds from the FHLB (Des Moines) and the FHLB (Indianapolis) under a variety of programs. We have periodically used the services of the FHLB for funding needs and other correspondent services. Our withdrawal as a member of the FHLB (Chicago) was completed during the second quarter 2006. Therefore, we are no longer able to borrow funds or participate in any of the other programs of the FHLB (Chicago); however, we anticipate that we will continue to be members of, and to take advantage of the programs offered by, the FHLB (Des Moines) and the FHLB (Indianapolis).

During the second quarter of 2006, our reliance on FHLB borrowings as a funding source decreased by $181.1 million from December 31, 2005. FHLB borrowings totaled $64.0 million at June 30, 2006 compared to $339.3 million at June 30, 2005 and $245.1 million at December 31, 2005. Included in the June 30, 2006 balance are The PrivateBank - Michigan FHLB borrowings of $45.0 million and The PrivateBank - St. Louis borrowings of $19.0 million. As a result of our withdrawal of membership from the FHLB (Chicago), we retired or sold $148.9 million of FHLB (Chicago) borrowings. The FHLB requires us to pledge collateral in connection with obtaining FHLB advances. Our pledged collateral consists of residential real estate loans and certain qualifying multi-family loans and investment securities.

A summary of all funds borrowed and outstanding at June 30, 2006 is presented in the tables below:

Funds Borrowed at June 30, 2006
Long Term Funds Borrowed:	Current Rate	Maturity	6/30/2006
Subordinated Note	6.33%	12/31/2016	14,000
FHLB fixed advance	5.05%	12/22/2010	5,023
FHLB fixed advance	4.61%	9/20/2010	5,000
FHLB fixed advance	4.64%	3/8/2010	5,000
FHLB fixed advance	4.07%	3/20/2009	5,000
FHLB fixed advance	3.89%	11/17/2008	5,000
FHLB fixed advance	5.29%	6/23/2008	4,000
FHLB fixed advance	3.95%	5/5/2008	3,000
FHLB fixed advance	5.19%	3/17/2008	3,000
FHLB fixed advance	4.78%	1/30/2008	3,000
FHLB fixed advance	3.97%	12/13/2007	2,000
FHLB fixed advance	4.88%	11/15/2007	4,000
FHLB fixed advance	5.08%	10/24/2007	5,000
FHLB fixed advance	2.71%	7/7/2007	5,000
Total long-term funds borrowed			$68,023

Short term funds borrowed:
FHLB fixed advance	3.92%	2/9/2007	3,000
Line of Credit	6.18%	12/1/2006	19,250
FHLB fixed advance	3.26%	11/16/2006	1,000
FHLB fixed advance	4.30%	8/18/2006	5,000
FHLB fixed advance	2.43%	7/17/2006	1,000
Federal Funds Purchased	5.32%	daily	27,000
Demand repurchase agreements (1)	2.30%	daily	8,890
Total short-term funds borrowed			$65,140
Total funds borrowed			$133,163
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

The $65.0 million credit facility is comprised of a $40.0 million senior debt facility and $25.0 million of subordinated debt. The senior debt facility is comprised of a $250,000 term loan with a maturity of December 31, 2016, and a revolving loan with a maturity of December 1, 2006. Management expects to renew the revolving loan on an annual basis. The subordinated debt matures on December 31, 2016. The interest rate on the senior debt facility resets quarterly, and is based on, at the Company’s option, either the lender’s prime rate or three-month LIBOR plus 120 basis points, with a floor of 3.50%. The interest rate on the subordinated debt resets quarterly, and is equal to three-month LIBOR plus 135 basis points, with a floor of 3.50%. Currently, $11.0 million is available on the subordinated debt facility. The subordinated debt qualifies as Tier 2 capital under applicable rules and regulations promulgated by the Board of Governors of the Federal Reserve System.

At June 30, 2006, the Company had $19.25 million outstanding on the senior debt facility and $14.0 million of subordinated debt outstanding. The credit facility is used for general corporate and other working capital purposes. The Company expects to further draw down on the facilities over the next year to support continued balance sheet growth.

  Capital Resources

Stockholders’ equity rose to $253.1 million at June 30, 2006, an increase of $15.2 million from December 31, 2005 stockholders’ equity of $237.9 million, due primarily to year to date 2006 net income of $19.0 million, a decrease of $4.9 million related to the fair value of securities classified as available-for-sale, net of income taxes, and the restatement adjustment related to the adoption of SFAS 123(R).

At June 30, 2006, $83.5 million of our total $98.0 million outstanding trust-preferred securities were treated as Tier 1 capital. The Company and its banking subsidiaries are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors, and the regulators can lower classifications in certain areas. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements.

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

The following table sets forth our consolidated regulatory capital amounts and ratios as of June 30, 2006 and 2005, and December 31, 2005:

	June 30,						December 31,
	2006			2005			2005
	Capital	“Well-capital-ized” Standard	Excess/ (Deficit) Capital	Capital	“Well-capital-ized” Standard	Excess/ (Deficit) Capital	Capital	“Well-capital-ized” Standard	Excess/ (Deficit) Capital
Dollar basis:
Tier 1 leverage capital	$265,595	$179,121	$86,474	$212,105	$133,516	$78,589	$235,454	$165,958	$69,496
Tier 1 risk-based capital	265,595	184,855	80,740	212,105	138,635	73,470	235,454	166,183	69,271
Total risk-based capital	327,580	308,092	19,488	245,019	231,059	13,960	291,796	276,971	14,825
Percentage basis:
Leverage ratio	7.41%	5.00%		7.94%	5.00%		7.09%	5.00%
Tier 1 risk-based capital ratio	8.62	6.00		9.18	6.00		8.50	6.00
Total risk-based capital ratio	10.63	10.00		10.60	10.00		10.54	10.00
Total equity to total assets	6.93			6.87			6.74

To be considered “well-capitalized,” an entity must maintain a leverage ratio of at least 5.0%, a Tier 1 risk-based capital ratio of at least 6.0%, and a total risk-based capital ratio of at least 10.0%. To be “adequately capitalized,” a bank must maintain a leverage ratio of at least 4.0%, a Tier 1 risk-based capital ratio of at least 4.0%, and a total risk-based capital ratio of at least 8.0%. At June 30, 2006, the Company and each of the banking subsidiaries exceeded the minimum levels of all regulatory capital requirements, and were considered “well-capitalized” under regulatory standards.

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

Net cash provided by operations totaled $18.0 million in the six months ended June 30, 2006 compared to net cash provided by operations of $2.5 million in the prior year period. The net cash provided by operations during the six months ended June 30, 2006 was primarily impacted by growth and timing of receipts of interest and cash settlement payments. Net cash outflows from investing activities totaled $169.5 million in the first six months of 2006 compared to a net cash outflow of $272.9 million in the prior year period primarily due to loan growth, securities sales and reduced securities purchases. Cash inflows from financing activities in the first six months of 2006 totaled $137.7 million compared to a net inflow of $328.0 million in the first six months of 2005.

In the event of short-term liquidity needs, our banking subsidiaries may purchase federal funds from correspondent banks and our investment portfolio can be used as a source of liquidity. Additionally, membership in the FHLB System gives the banking subsidiaries the ability to borrow funds from the FHLBs (Des Moines and Indianapolis) for short- or long-term purposes under a variety of programs. During the second quarter 2006, The PrivateBank - Chicago completed its withdrawal from the FHLB (Chicago) and therefore no longer has access to funds from that institution.

Our asset/liability policy currently limits our use of brokered deposits to levels no more than 40% of total deposits. As a result of our withdrawal from the FHLB (Chicago) and repayment and sale of our FHLB (Chicago) advances, along with continued strong loan growth, brokered deposits have increased to 24% of total deposits at June 30, 2006 compared to 16% of total deposits at June 30, 2005. We do not expect our 40% threshold limitation to limit our ability to implement our growth plan.

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

Interest Rate Risk

We use a combination of financial instruments, including medium-term and short-term financings and variable-rate debt instruments and, to a lesser extent, interest rate swaps to manage the interest rate mix of our balance sheet and related cash flows.

As market interest rates continued to decline to historic lows in the second half of 2002, the value of our long-term tax-exempt bank-qualified municipal bond portfolio increased. In order to protect this gain should rates rise, we entered into a $25.0 million swap agreement whereby we sold the 10-year swap and bought three-month LIBOR to act as an economic hedge to a portion of our long municipal bonds. At June 30, 2006, the market value of the interest rate swap associated with this economic hedge was an asset of $221,000.  One of two interest rate swaps we entered into was designated as a fair value hedge of a fixed rate $20.0 million brokered deposit. We agreed to receive a 4.6% fixed rate in exchange for payment of three month LIBOR minus 12.5 basis points on an agreed upon notional amount of $20.0 million. The swap matured on June 28, 2006.

Changes in market rates give us the opportunity to make changes to our investment security portfolio as part of the implementation of our asset liability management strategies. Throughout 2005 and 2006, we continued to replace specific investment securities with alternative investment securities with greater risk/reward parameters on a selective basis. Our net interest margin increased to 3.55% in the second quarter 2006 as compared to 3.53% in the prior year period. During 2005 and the first half of 2006 our costs on wholesale funds, short-term borrowings and deposits outpaced the increase in earning asset yields due to increases in the prime rate of interest. Approximately 70% of the loan portfolio is indexed to the prime rate of interest or otherwise adjusts with other short-term interest rates.

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

We have structured our assets and liabilities to mitigate the risk of either a rising or falling interest rate environment. We manage our gap position at the one-year horizon. Depending upon our assessment of economic factors such as the magnitude and direction of projected interest rates over the short- and long-term, we generally operate within guidelines set by our asset/liability management policy and attempt to maximize our returns within an acceptable degree of risk. Our policy states that we shall maintain a rate-sensitive assets to rate-sensitive liabilities position at the one-year horizon between 70% and 130%. Our position at June 30, 2006 was 86.3% as compared to 96.0% at December 31, 2005 and was within the guidelines of our policy. We have continued to maintain our gap position set by our policy guidelines and expect to continue to operate in this manner as long as the general rate structure of the economy and our business opportunities remain consistent. Therefore, generally speaking, a short-term rise in interest rates will positively impact our earnings, while a short-term drop in interest rates would negatively impact our earnings.

Interest rate changes do not affect all categories of assets and liabilities equally or simultaneously. There are other factors that are difficult to measure and predict that would influence the effect of interest rate fluctuations on our income statement. For example, a rapid drop in interest rates might cause our loans to repay at a more rapid pace and certain mortgage-related investments to prepay more quickly than projected. This could mitigate some of the benefits of falling rates that are expected when negatively gapped. Conversely, a rapid rise in rates could give us an opportunity to increase our margins and stifle the rate of repayment on our mortgage-related loans, which would increase our returns. The following tables illustrate our estimated interest rate sensitivity and periodic and cumulative gap positions calculated as of June 30, 2006 and December 31, 2005:

	June 30, 2006 Time to Maturity or Repricing
	0-90 days	91-365 days	1-5 years	Over 5 years	Total
(dollars in thousands)
Interest-Earning Assets
Net loans	$1,842,514	$264,515	$775,713	$39,794	$2,922,536
Investments	36,672	32,454	192,795	240,137	502,058
FHLB stock	3,877	—	—	—	3,877
Federal funds sold	953	—	—	—	953
Total interest-earning assets	$1,884,015	$296,969	$968,508	$279,931	$3,429,423
Interest-Bearing Liabilities
Interest-bearing demand deposits	$—	$—	$—	127,445	127,445
Savings deposits	15,240	—	—	0	15,240
Money market deposits	1,261,827	—	—	0	1,261,827
Time deposits	306,357	327,048	65,495	1,378	700,279
Brokered deposits	159,212	385,055	110,406	93,306	747,980
Funds borrowed	49,890	23,250	144,000	14,024	231,163
Total interest-bearing liabilities	$1,792,527	$735,353	$319,901	$236,152	$3,083,934
Cumulative
Rate sensitive assets (RSA)	1,884,015	2,180,984	3,149,492	3,429,423
Rate sensitive liabilities (RSL)	1,792,527	2,527,880	2,847,782	3,083,934
GAP (GAP=RSA-RSL)	91,488	(346,896)	301,710	345,489
RSA/RSL	105.10%	86.28%	110.59%	111.20%
RSA/Total assets	51.60%	59.74%	86.27%	93.93%
RSL/Total assets	49.10%	69.24%	78.00%	84.47%
GAP/Total assets	2.51%	-9.50%	8.26%	9.46%
GAP/Total RSA	2.67%	-10.12%	8.80%	10.07%

	December 31, 2005 Time to Maturity or Repricing
	0-90 days	91-365 days	1-5 years	Over 5 years	Total
	(dollars in thousands)
Interest-Earning Assets
Net loans	$1,718,484	$205,543	$625,756	$34,165	$2,583,948
Investments	74,004	40,212	222,383	252,764	589,363
FHLB stock	142,396	—	—	—	142,396
Federal funds sold	12,770	—	—	—	12,770
Total interest-earning assets	$1,947,654	$245,755	$848,139	$286,929	$3,328,477
Interest-Bearing Liabilities
Interest-bearing demand deposits	$—	$—	$—	$132,787	$132,787
Savings deposits	14,596	—	—	—	14,596
Money market deposits	1,257,757	—	—	—	1,257,757
Time deposits	261,445	252,319	64,922	326	579,012
Brokered deposits	67,763	255,771	167,782	108,833	600,149
Funds borrowed	109,301	65,634	117,045	103,000	394,980
Total interest-bearing liabilities	$1,710,862	$573,724	$349,749	$344,946	$2,979,281
Cumulative
Rate sensitive assets (RSA)	$1,947,654	$2,193,409	$3,041,548	$3,328,477
Rate sensitive liabilities (RSL)	1,710,862	2,284,586	2,634,335	2,979,281
GAP (GAP=RSA-RSL)	236,792	(91,177)	407,213	349,196
RSA/RSL	113.84%	96.01%	115.46%	111.72%
RSA/Total assets	55.74%	62.77%	87.05%	95.26%
RSL/Total assets	48.96%	65.38%	75.39%	85.26%
GAP/Total assets	6.78%	-2.61%	11.65%	9.99%
GAP/Total RSA	7.11%	-2.74%	12.23%	10.49%

The following table shows the impact of immediate 200 and 100 basis point changes in interest rates as of June 30, 2006 and December 31, 2005. The effects are determined through the use of a simulation model based on our interest-earning asset and interest-bearing liability portfolios, assuming the size of these portfolios remains constant from the balance sheet date throughout the one-year measurement period. The simulation assumes that assets and liabilities accrue interest on their current pricing basis. Assets and liabilities then reprice based on their terms and remain at that interest rate through the end of the measurement period. The model attempts to illustrate the potential change in net interest income if the foregoing occurred.

	June 30, 2006				December 31, 2005
	-200 Basis Points	-100 Basis Points	+100 Basis Points	+200 Basis Points	-200 Basis Points	-100 Basis Points	+100 Basis Points	+200 Basis Points
Percentage change in net interest income due to an immediate 100 and 200 basis point change in interest rates over a one-year time horizon	-10.0%	-4.3%	2.0%	6.3%	-13.9%	-6.4%	3.9%	7.2%

This table shows that if there had been an instantaneous parallel shift in the yield curve of -100 basis points on June 30, 2006, net interest income would decrease by 4.3% over a one-year period. The measurement of a -200 basis point instantaneous parallel shift in the yield curve at June 30, 2006 would result in a decline in net interest income of 10.0% over a one-year period versus a decline of 13.9% at December 31, 2005. At December 31, 2005, if there had been an instantaneous parallel shift in the yield curve of -100 we would have suffered a decline in net interest income of 6.4%. Conversely, a shift of +200 basis points would increase net interest income 6.3% over a one-year horizon based on June 30, 2006 balances, as compared to an increase of net interest income of 7.2% measured on the basis of the December 31, 2005 portfolio.

Changes in the effect on net interest income from the presented basis point movements at June 30, 2006, compared to December 31, 2005 are due to the timing and nature of the repricing of rate sensitive assets to rate sensitive liabilities over a one year time frame. The difference in the effect on net interest income a June 30, 2006 as compared to December 31, 2005 is due to differences in timing, balances, and the magnitude of rate changes on the repricing assets and liabilities.

The table presented above reflects that the Company is less interest rate sensitive at June 30, 2006 as compared to December 31, 2005. There are several factors contributing to the Company becoming less interest rate sensitive as of June 30, 2006, including the incremental increase in certain fixed rate loan products and reduction of certain portions of our collateralized mortgage obligation portfolio and FHLB stock position. Additionally, the Company’s borrowed funds have a shorter duration when comparing June 30, 2006 to December 31, 2005, further reducing interest rate sensitivity.

Management’s likely reaction to changes in interest rates is incorporated in the assumptions made in these calculations. Differences in these assumptions between the reporting periods have also had the effect of reducing the impact of a changing interest rate environment.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2006 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES

LITIGATION REFORM ACT OF 1995

This report contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ materially from those predicted in forward-looking statements. Factors which might cause such a difference include, but are not limited to, unanticipated difficulties or delays in obtaining the requisite Piedmont Bancshares shareholder or regulatory approval for the proposed merger, higher than expected costs related to the proposed merger with Piedmont, fluctuations in market rates of interest and loan and deposit pricing; greater than anticipated deterioration in asset quality due to a prolonged economic downturn in the greater Chicago, Detroit, Milwaukee or St. Louis metropolitan areas; legislative or regulatory changes; adverse developments or changes in the composition of the Company’s loan or investment portfolios; significant increases in competition; an increase in the Company’s funding costs as a result of its decision to withdraw as a member of the FHLB (Chicago); difficulties in identifying attractive acquisition opportunities or strategic partners to complement our private banking approach and the products and services we offer; unforeseen difficulties in continuing to integrate the acquisition of The PrivateBank - Michigan, slower than anticipated growth of the Company’s business, unanticipated business declines or higher than expected operational costs; unexpected difficulties in the continued integration of or in operating our mortgage banking business; the possible dilutive effect of potential acquisitions or expansion; and our ability to raise new capital as needed and the timing, amount and type of such capital raises. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by the Company during the quarter ended June 30, 2006 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

Period	(a) Total Number of Shares Purchased	(b) Average Price paid per Share	(c) Total Number of Shares Purchased as part of publicly announced Plans or Programs	(d) Maximum Number of Shares that may be purchased under the Plans/Program (1)(3)
04/01/06-04/30/06	1,891(2)	$18.64	1,891(2)	222,792
05/01/06-05/31/06	1,459(2)	$8.84	1,459(2)	222,792
06/01/06-06/30/06	---	---	---	222,792
Total	3,350(2)	$14.37	3,350(2)	222,792

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

  Item 3. Defaults upon Senior Securities

None.

  Item 4. Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Stockholders held on April 27, 2006, the following matters were submitted to and approved by a vote of the Company’s Stockholders:

(1)	The election of five Class II directors for a three-year term ending at the Annual Meeting of Stockholders to be held in 2009:

Directors	Votes For	Votes Withheld
Donald L. Beal	19,262,850	175,391
William A. Goldstein	19,258,445	179,796
Richard C. Jensen	19,258,545	179,696
John B. Williams	19,257,859	180,382
Alejandro Silva	19,330,943	107,298

The following directors continue to serve after the Annual Meeting:

Continuing Director	Term Expires
Robert F. Coleman	2007
James M. Guyette	2007
Philip M. Kayman	2007
Thomas F. Meagher	2007
William J. Podl	2007
William R. Rybak	2007
Ralph B. Mandell	2008
William A. Castellano	2008
Cheryl Mayberry-McKissack	2008
Edward W. Rabin, Jr.	2008
Patrick F. Daly	2008
Donald L. Beal	2009
William A. Goldstein	2009
Richard C. Jensen	2009
John B. Williams	2009
Alejandro Silva	2009

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
Dennis L. Klaeser,
Chief Financial Officer
(principal financial and accounting officer)

Date: August 8, 2006

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