Form 10-Q
period 2006-11-09
PRIVATEBANCORP, INC
filed 2006-11-09
CIK 889936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate by checkmark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ? No ?

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ? Accelerated filer ?  Non-accelerated filer ?

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes? No ?

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 1, 2006
Common, no par value	21,397,082
PRIVATEBANCORP, INC.

FORM 10-Q Quarterly Report

  Selected Financial Data

The following table summarizes certain selected unaudited consolidated financial information of PrivateBancorp, Inc. at or for the periods indicated. This information should be read in conjunction with the unaudited consolidated financial statements and related notes included pursuant to Item 1 of this report.

	Quarter Ended
	09/30/06	06/30/06	03/31/06	12/31/05	09/30/05
	(dollars in thousands, except per share data)
Selected Statement of Income Data:
Interest income:
Loans, including fees	$60,361	$55,127	$48,910	$45,244	$39,580
Securities	6,320	7,734	8,302	8,585	9,093
Federal funds sold and interest-bearing deposits	116	199	87	207	166
Total interest income	66,797	63,060	57,299	54,036	48,839
Interest expense:
Interest-bearing demand deposits	569	364	241	248	218
Savings and money market deposit accounts	14,499	13,089	11,463	9,998	8,072
Brokered deposits and other time deposits	17,736	15,828	12,848	10,754	8,521
Funds borrowed	2,398	2,387	3,468	3,756	4,387
Long-term debt --trust preferred securities	1,555	1,530	1,504	1,563	1,377
Total interest expense	36,757	33,198	29,524	26,319	22,575
Net interest income (8)	30,040	29,862	27,775	27,717	26,264
Provision for loan losses	1,494	2,382	2,253	1,690	2,046
Net interest income after provision for loan losses	28,546	27,480	25,522	26,027	24,218
Non-interest income:
Wealth management income	3,477	3,603	3,160	2,771	2,627
Mortgage banking income	804	1,005	724	784	1,284
Other income	1,351	2,616	1,138	1,361	1,165
Securities gains (losses), net	1,212	(1,007)	(578)	(192)	(249)
(Gains) losses on interest rate swap	(904)	413	555	252	644
Total non-interest income	5,940	6,630	4,999	4,976	5,471
Non-interest expense:
Salaries and employee benefits	10,864	10,325	10,536	10,677	10,011
Occupancy expense	2,639	2,214	2,169	2,012	1,963
Professional fees	1,866	1,955	1,016	1,284	1,272
Wealth management fees	774	799	406	326	308
Marketing	1,159	1,083	913	1,140	1,150
Data processing	788	764	766	820	803
Insurance	349	323	310	287	275
Amortization of intangibles	152	153	154	156	156
Other operating expenses	1,420	1,318	1,288	2,132	1,221
Total non-interest expense	20,011	18,934	17,558	18,834	17,159
Minority interest expense	85	86	77	76	82
Income before income taxes	14,390	15,090	12,886	12,093	12,448
Income tax expense	4,596	5,077	3,899	3,851	4,542
Net income	$9,794	$10,013	$8,987	$8,242	$7,906
Per Share Data:
Basic earnings	$0.48	$0.48	$0.44	$0.40	$0.39
Diluted earnings	0.46	0.47	0.42	0.39	0.37
Dividends	0.060	0.060	0.060	0.045	0.045
Book value (at end of period)	12.87	12.22	11.86	11.64	11.26

Footnotes begin on page 4. All previously reported data has been restated to reflect the adoption of SFAS No. 123(R), “Share Based Payment”

	Quarter Ended
	09/30/06	06/30/06	03/31/06	12/31/05	09/30/05
Selected Financial Data (at end of period):
Total securities(1)	$458,869	$499,801	$682,355	$695,151	$720,055
Total loans	3,136,634	2,956,026	2,786,075	2,608,067	2,421,725
Total assets	3,876,892	3,651,566	3,671,219	3,497,308	3,328,696
Total deposits	3,238,822	3,125,774	2,939,503	2,823,382	2,572,234
Funds borrowed	235,858	133,163	351,523	296,980	417,664
Long-term debt—trust preferred securities	98,000	98,000	98,000	98,000	78,000
Total stockholders’ equity	268,196	253,769	245,831	238,629	230,803
Wealth management assets under management	2,780,121	2,686,255	2,716,599	2,436,766	2,061,510
Selected Financial Ratios and Other Data:
Performance Ratios:
Net interest margin(2)(8)	3.47%	3.55%	3.45%	3.55%	3.53%
Net interest spread(3)	2.97	3.10	3.04	3.15	3.18
Non-interest income to average assets	0.63	0.73	0.57	0.58	0.67
Non-interest expense to average assets	2.13	2.08	2.01	2.20	2.10
Net overhead ratio(4)	1.50	1.35	1.44	1.62	1.43
Efficiency ratio(5), (8)	53.9	50.3	51.7	55.7	52.2
Return on average assets(6)	1.04	1.10	1.03	0.97	0.97
Return on average equity(7)	15.25	16.45	15.21	14.44	14.01
Fee income to total revenue(8)(9)	15.79	19.48	15.32	15.07	16.20
Dividend payout ratio	12.96	12.65	14.06	11.41	11.91
Asset Quality Ratios:
Non-performing loans to total loans	0.06%	0.10%	0.15%	0.04%	0.05%
Allowance for loan losses to:
total loans	1.11	1.13	1.13	1.13	1.15
non-performing loans	1,490	1,051	693	2,201	1,954
Net charge-offs (recoveries) to average total loans	0.04	0.05	0.02	0.03	(0.12)
Non-performing assets to total assets	0.06	0.09	0.12	0.04	0.04
Non-accrual loans to total loans	0.02	0.06	0.12	0.03	0.02
Balance Sheet Ratios:
Loans to deposits	96.8%	94.6%	94.8%	92.4%	94.2%
Average interest-earning assets to average interest-bearing liabilities	112.2	111.9	111.2	112.0	111.7
Capital Ratios:
Total equity to total assets	6.92%	6.95%	6.70%	6.82%	6.93%
Total risk-based capital ratio	10.71	10.66	10.51	10.65	10.25
Tier 1 risk-based capital ratio	8.65	8.65	8.57	8.61	8.79
Leverage ratio	7.26	7.44	7.28	7.18	7.16

Note:  All previously reported data has been restated to reflect the adoption of SFAS No. 123(R), “Share Based Payment”
(1)	The entire securities portfolio was classified as “available-for-sale” for the periods presented.
(2)	Net interest income, on a tax-equivalent basis, divided by average interest-earning assets.
(3)	Yield on average interest-earning assets less rate on average interest-bearing liabilities.
(4)	Non-interest expense less non-interest income divided by average total assets.
(5)	Non-interest expense divided by the sum of net interest income (tax equivalent) plus non-interest income.
(6)	Net income divided by average total assets.
(7)	Net income divided by average common equity.

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

Reconciliation of net interest income to net interest income on a tax equivalent basis
	3Q06	2Q06	1Q06	4Q05	3Q05
Net interest income	$30,040	$29,862	$27,775	$27,717	$26,264
Tax equivalent adjustment to net interest income	1,166	1,173	1,174	1,143	1,132
Net interest income, tax equivalent basis	$31,206	$31,035	$28,949	$28,860	$27,396

(9)	Wealth management, mortgage banking and other income as a percentage of the sum of net interest income and wealth management, mortgage banking and other income.

Part I

Item 1. Financial Statements

PRIVATEBANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30, 2006	December 31, 2005	September 30, 2005
	(unaudited)		(unaudited)
Assets
Cash and due from banks	$91,026	$47,736	$43,246
Federal funds sold and other short-term investments	33,565	14,133	11,179
Total cash and cash equivalents	124,591	61,869	54,425
Loans held for sale	7,719	5,269	9,104
Available-for-sale securities, at fair value	458,869	695,151	720,055
Loans, net of unearned discount	3,136,634	2,608,067	2,421,725
Allowance for loan losses	(34,693)	(29,388)	(27,884)
Net loans	3,101,941	2,578,679	2,393,841
Goodwill	63,176	63,176	63,160
Premises and equipment, net	19,825	11,754	9,798
Accrued interest receivable	20,987	16,642	14,176
Other assets	79,784	64,768	64,137
Total assets	$3,876,892	$3,497,308	$3,328,696
Liabilities and Stockholders’ Equity
Demand deposits:
Non-interest-bearing	$280,478	$252,625	$261,808
Interest-bearing	115,531	132,787	121,696
Savings and money market deposit accounts	1,327,932	1,272,353	1,108,299
Brokered deposits	720,673	586,605	528,651
Other time deposits	794,208	579,012	551,780
Total deposits	3,238,822	2,823,382	2,572,234
Funds borrowed	235,858	296,980	417,664
Long-term debt --trust preferred securities	98,000	98,000	78,000
Accrued interest payable	14,290	8,767	6,434
Other liabilities	21,726	31,550	23,561
Total liabilities	$3,608,696	$3,258,679	$3,097,893
Stockholders’ Equity
Preferred stock, 1,000,000 shares authorized	—	—	—
Common stock, without par value, $1 stated value; 39,000,000 shares authorized; 21,249,183, 20,983,934, and 20,978,119 shares issued and outstanding as of September 30, 2006, December 31, 2005 and September 30, 2005, respectively	20,842	20,492	20,490
Treasury stock	(3,830)	(2,728)	(2,635)
Additional paid-in-capital	128,106	122,157	120,816
Retained earnings	116,278	91,274	83,971
Accumulated other comprehensive income	6,800	7,434	8,161
Total stockholders’ equity	268,196	238,629	230,803
Total liabilities and stockholders’ equity	$3,876,892	$3,497,308	$3,328,696

The accompanying notes to consolidated financial statement are an integral part of these statements. All previously reported data has been restated to reflect the adoption of SFAS No. 123(R), “Share Based Payment”

PRIVATEBANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Interest Income
Loans, including fees	$60,361	$39,580	$164,398	$94,369
Federal funds sold and interest-bearing deposits	116	166	402	293
Securities:
Taxable	3,769	6,620	14,672	20,387
Exempt from federal income taxes	2,551	2,473	7,684	7,347
Total interest income	66,797	48,839	187,156	122,396
Interest Expense
Deposits:
Interest-bearing demand	569	218	1,174	616
Savings and money market	14,499	8,072	39,051	20,564
Brokered and other time	17,736	8,521	46,412	20,469
Funds borrowed	2,398	4,387	8,253	9,611
Long-term debt -- trust preferred securities	1,555	1,377	4,589	2,453
Total interest expense	36,757	22,575	99,479	53,713
Net interest income	30,040	26,264	87,677	68,683
Provision for loan losses	1,494	2,046	6,129	4,848
Net interest income after provision for loan losses	28,546	24,218	81,548	63,835
Non-interest Income
Wealth management income	3,477	2,627	10,240	7,174
Mortgage banking income	804	1,284	2,532	3,102
Other income	1,351	1,165	5,106	2,915
Securities gains (losses), net	1,212	(249)	(373)	691
(Gains) losses on interest rate swap	(904)	644	64	152
Total non-interest income	5,940	5,471	17,569	14,034
Non-interest Expense
Salaries and employee benefits	10,864	10,011	31,725	25,634
Occupancy expense, net	2,639	1,963	7,022	5,505
Professional fees	1,866	1,272	4,837	3,285
Wealth management fees	774	308	1,979	735
Marketing	1,159	1,150	3,154	2,409
Data processing	788	803	2,318	2,012
Postage, telephone & delivery	325	304	1,050	814
Insurance	349	275	982	808
Amortization of intangibles	152	156	459	255
Other non-interest expense	1,095	917	2,977	2,395
Total non-interest expense	20,011	17,159	56,503	43,852
Minority interest expense	85	82	248	231
Income before income taxes	14,390	12,448	42,366	33,786
Income tax provision	4,596	4,542	13,572	11,116
Net income	$9,794	$7,906	$28,794	$22,670
Basic earnings per share	$0.48	$0.39	$1.40	$1.13
Diluted earnings per share	$0.46	$0.37	$1.34	$1.07

The accompanying notes to consolidated financial statement are an integral part of these statements. All previously reported data has been restated to reflect the adoption of SFAS No. 123(R), “Share Based Payment”

PRIVATEBANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)
(In thousands, except per share data)

	Common Stock	Treasury Stock	Additional paid-in-capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance, January 1, 2005	$ 19,986	$ (2,207)	$107,999	$ 64,086	$ 7,056	$ 196,920
Net income	—	—	—	22,670	—	22,670
Net decrease in fair value of securities classified as available-for-sale, net of income taxes and reclassification adjustments	—	—	—	—	1,105	1,105
Total comprehensive income	—	—	—	22,670	1,105	23,775
Cash dividends declared ($0.045 per share)	—	—	—	(2,785)	—	(2,785)
Issuance of common stock	456	—	8,081	—	—	8,537
Acquisition of treasury stock	48	(428)	184	—	—	(196)
Restricted shares expense	—	—	1,370	—	—	1,370
Stock option expense	—	—	2,050	—	—	2,050
Tax benefit from certain stock option exercises and vesting restricted shares	—	—	1,132	—	—	1,132
Balance, September 30, 2005	$20,490	$(2,635)	$120,816	$83,971	$8,161	$230,803
Balance, January 1, 2006	$20,492	$(2,728)	$122,157	$91,274	$7,434	$238,629
Net income	—	—	—	28,794	—	28,794
Net decrease in fair value of securities classified as available-for-sale, net of income taxes and reclassification adjustments	—	—	—	—	(634)	(634)
Total comprehensive income (loss)	—	—	—	28,794	(634)	28,160
Cash dividends declared ($0.060 per share)	—	—	—	(3,790)	—	(3,790)
Issuance of common stock	294	—	1,288	—	—	1,582
Acquisition of treasury stock	56	(1,102)	499	—	—	(547)
Restricted shares expense	—	—	1,523	—	—	1,523
Stock option expense	—	—	1,314	—	—	1,314
Tax benefit from certain stock option exercises and vesting restricted shares	—	—	1,325	—	—	1,325
Balance, September 30, 2006	$20,842	$(3,830)	$128,106	$116,278	$6,800	$268,196

The accompanying notes to consolidated financial statement are an integral part of these statements. All previously reported data has been restated to reflect the adoption of SFAS No. 123(R), “Share Based Payment”

PRIVATEBANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)
(In thousands)
	Nine months ended September 30,
	2006	2005
Cash flows from operating activities
Net income	$ 28,794	$ 22,670
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,027	3,270
Restricted shares expense	1,523	1,370
Stock option expense	1,314	2,050
Provision for loan losses	6,129	4,848
Net loss (gain) on sale of securities	373	(691)
Gains on interest rate swap	(64)	(152)
Net increase in loans held for sale	(2,451)	(595)
Decrease in deferred loan fees	(111)	(320)
Change in minority interest	248	231
Increase in accrued interest receivable	(4,345)	(1,706)
Increase in accrued interest payable	5,523	2,481
Increase in other assets	(14,756)	(10,013)
Decrease in other liabilities	(10,072)	(9,649)
Total adjustments	(14,662)	(8,876)
Net cash provided by operating activities	14,132	13,794
Cash flows from investing activities
Proceeds from maturities, paydowns, and sales of available-for-sale securities	157,723	104,722
Purchase of securities available-for-sale	(61,232)	(120,702)
Redemption of FHLB (Chicago) stock	138,506	67,602
Acquisition of The PrivateBank - Michigan, net of cash and cash equivalents acquired	--	(48,468)
Net loan principal advanced	(529,212)	(453,374)
Premises and equipment expenditures	(10,100)	(5,085)
Net cash used in investing activities	(304,315)	(455,305)
Cash flows from financing activities
Net increase in total deposits	415,501	425,663
Proceeds from exercise of stock options	2,174	1,126
Proceeds from Private Placement	--	7,565
Acquisition of treasury stock	(1,102)	(428)
Dividends paid	(3,790)	(2,785)
Excess tax benefit from share-based payments	1,325	1,132
Issuance of debt related to the acquisition of The PrivateBank - Michigan	--	57,000
Other equity transactions, net	(36)	78
Issuance of debt	223,663	324,120
Repayment of debt	(284,830)	(368,189)
Net cash provided by financing activities	352,905	445,282
Net increase in cash and cash equivalents	62,722	3,771
Cash and cash equivalents at beginning of year	61,869	50,654
Cash and cash equivalents at end of period	$124,591	$54,425

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

The annualized results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results expected for the full year ending December 31, 2006. The accompanying consolidated financial statements are unaudited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, or cash flows in accordance with U.S. generally accepted accounting principles. The consolidated financial statements for the period ended September 30, 2006 should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2005 included in the Company’s Annual Report on Form 10-K and restated consolidated financial statements and notes for the year ended December 31, 2005, filed on Form 8-K on September 19, 2006. For 2005, The PrivateBank - Michigan’s results of operations are included since the date of acquisition, June 20, 2005.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements,” to provide guidance on how to measure fair value, which would apply broadly to financial and non-financial assets and liabilities that are measured at fair value under other authoritative accounting pronouncements. The statement defines fair value, provides a hierarchy that prioritizes inputs that should be used in valuation techniques used to measure fair value, and expands current disclosures about the use of fair value to measure assets and liabilities. The disclosures focus on the methods used for the measurements and their effect on earnings and would apply whether the assets were measured at fair value in all periods, such as trading securities, or in only some periods, such as for impaired assets. A transition adjustment would be recognized as a cumulative-effect adjustment to beginning retained earnings for the fiscal year in which statement is initially adopted. This adjustment is measured as the difference between the carrying amounts and the fair values of those financial instruments at the date of adoption. The statement is effective for fiscal years beginning after November 15, 2007 (or January 1, 2008 for calendar-year companies) and interim periods within those fiscal years. The Company will adopt the statement on January 1, 2008. The fair value disclosures required by this statement will be effective for the first interim period in which the statement is adopted. The Company is currently evaluating the impact of the statement on its financial position, results of operations, and liquidity.

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

In February 2006, the FASB issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments,” which permits, but does not require, fair value accounting for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation in accordance with Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS No. 133”). The statement also subjects beneficial interests in securitized financial assets that were previously exempted to the requirements of SFAS No. 133. This statement is effective for fiscal years beginning after December 15, 2006. The Company will adopt the standard effective January 1, 2007. The Company is currently evaluating the impact of the statement on its financial position, results of operations, and liquidity.

NOTE 2 — ACCOUNTING FOR STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123R (revised 2004), “Share Based Payment.” This statement requires use of the fair value method of accounting for share-based payment transactions with employees. With the adoption of SFAS No. 123R effective January 1, 2006, the Company began accounting for stock options under the fair value method of accounting and estimating expected forfeitures of stock grants instead of its previous practice of accounting for forfeitures as they occurred. In addition, the Company began to classify the excess tax benefits, if any, related to employee option exercises as financing activities rather than operating activities in its consolidated statements of cash flows. The Company elected the modified-retrospective-transition method, which results in the restatement of prior periods by recognizing compensation cost in the amounts previously reported in the pro forma footnote disclosures. Compensation cost recognized includes the cost of all share-based payments granted, but not yet fully vested in all periods presented.

The following table summarizes the impact of modified retrospective application on the previously reported results for the three and nine months ended September 30, 2005:

	2005
	Three Months Ended September 30	Nine Months Ended September 30

Income before income taxes, originally reported	$13,051	$35,836
Stock-based compensation expense under the fair value method	603	2,050
Income before income taxes, restated	$12,448	$33,786

Net Income, originally reported	$ 8,865	$24,570
Stock-based compensation expense under the fair value method, net of tax	959	1,900
Net Income, restated	$ 7,906	$22,670

Net income per share (basic), originally reported	$0.43	$1.22
Net income per share (basic), restated	0.39	1.13

Net income per share (diluted), originally reported	$0.41	$1.17
Net income per share (diluted), restated	0.37	1.07

The following table includes the adjustments to these accounts as of January 1, 2005, the beginning of the earliest period presented.

	As Reported January 1, 2005	Adjustment for adoption of SFAS No. 123R	Adjusted Balance January 1, 2005
	(in thousands)
Retained earnings	$ 73,789	$(9,703)	$ 64,086
Additional Paid in Capital	100,091	7,909	108,000
Deferred compensation	(5,056)	5,056	--
Deferred Income Tax Asset	(588)	2,847	2,259

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

Prior to the adoption of SFAS No. 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options and vesting of restricted shares as operating cash flows in the Statement of Cash Flows. SFAS No. 123R requires the cash flows resulting from the tax benefits of these tax deductions in excess of the compensation cost recognized for those share-based payments (the excess tax benefits) be classified as financing cash flows. The excess tax benefit in financing cash flows was $1.3 million in the first nine months of 2006 and $1.1 million in the first nine months of 2005.

Beginning in 2006, the Company has modified its retirement provision for all employee grants of stock options and restricted stock. Retirement eligibility is defined as having completed at least ten years of employment with the Company (or a predecessor) and having attained at least 62 years of age. The 2006 and subsequent awards held by employees who retire with retirement eligibility will continue to vest on the normal vesting schedule so long as the retiree remains retired from the financial services industry. In the financial statements, these grants will be amortized up to the retirement eligibility date. Any grants awarded to employees already meeting the retirement definition will be immediately expensed on the grant date. During the third quarter 2006, the Company incurred $96,490 of immediate expense due to the retirement eligibility of one award recipient.

The Company has the following employee savings and incentive plans.

a. Stock Options

The Company had stock options outstanding (split-adjusted) under its Stock Incentive Plan and its Incentive Compensation Plan of 399,110 and 1,145,541 at September 30, 2006, and 607,515 and 927,450 options outstanding at September 30, 2005, respectively, for each plan. All options have a strike price equal to the per share fair market value of the underlying common stock on the date of grant. All options have a term of 10 years. Beginning with stock options granted in the third quarter 2006, employee options vest equally over the first five years on each anniversary date of the grant, and non-employee director options vest equally over the first three years on each anniversary date of the grant. Options granted to employees prior to 2006 were first exercisable beginning on the second anniversary date of the grant, and then fully vested on the fourth anniversary date. Options awarded to non-employee directors prior to 2006 vested at the end of the year in which the awards were granted. Additionally, all options granted in 2006 were non-qualified stock options. Prior to 2006, employees were primarily granted incentive stock options and non-employee directors were granted non-qualified stock options. Due to the different rules of taxation to the option holder, non-qualified stock options require the Company to record a tax benefit related to the amortized compensation expense in its financial statements. The periods presented include $412,000 and $603,000 of stock option expense for the three months ended September 30, 2006 and 2005, respectively.

At September 30, 2006, the Incentive Compensation Plan had 204,880 shares available to be granted under the Plan either pursuant to the granting of stock options, as restricted stock awards or as deferred stock units. No shares remain available for grant under the Stock Incentive Plan.

The following table summarizes the status of the Company’s stock option agreements and stock option program as of September 30, 2006 and 2005, adjusted to reflect all stock splits and changes during the nine months then ended:

	2006		2005
	Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of period	1,540,350	$17.65	1,445,585	$12.65
Granted	296,200	46.51	328,800	31.97
Exercised	(270,199)	8.05	(200,470)	5.61
Forfeited	(21,700)	28.90	(38,950)	18.26
Outstanding at end of year	1,544,651	24.71	1,534,965	17.56
Options exercisable at end of period	779,176	13.87	814,240	8.84
Weighted average fair value of options granted during the year	$18.41		$12.04

The range of exercise prices was $3.65 to $46.51 and the weighted average remaining contractual life was 7.1 years for stock options outstanding as of September 30, 2006. The weighted average contractual life of stock options that were vested and unexercised at September 30, 2006 was 5.4 years. The aggregate intrinsic value of these options was $24.8 million. If these options were exercised, the Company would receive an additional $10.8 million of capital.

The following table presents the range of exercise prices for the stock option grants outstanding at September 30, 2006.

Exercise Price Range	Stock Options Outstanding	Weighted Average Remaining Contractual Life
$3.13 - $7.50	399,110	3.5
$17.23 - $33.98	753,341	7.7
$34.29 - $46.51	392,200	9.7
Total stock options outstanding	1,544,651	7.1

As of September 30, 2006, total unrecognized compensation costs related to unvested stock options was $8.4 million with a weighted average remaining life of 3.8 years.

Stock Option Valuation

During the third quarter of 2006, the Company granted stock options to a portion of its employees and to all of its non-employee directors. All stock options grants are approved by the Company’s Board of Directors on the grant date. These stock options are exercisable at the price equal to the closing price of the Company’s common stock on the date of grant.

To derive the estimated fair value of these stock options, the Company used the Cox-Ross-Rubenstein binomial method of valuing options. The Company adopted this formula in the second quarter of 2004. Previously the Black-Scholes method was used. The Cox-Ross-Rubenstein formula is similar to the Black-Scholes method because it uses similar inputs of expected term, expected volatility, interest rate and dividend yield.

In 2006, the Company derived expected term by using the calculation prescribed in the SEC’s Staff Accounting Bulletin No. 107 “Share Based Payment” (“SAB 107”). This calculation arrives at expected term using the vesting schedule and the contractual term of the stock options. Previously the Company estimated expected term based on its history of exercises. The Company believes it is appropriate to use the SAB 107 calculation based on its new vesting schedule for stock options.

In 2006, the Company changed its method for determining expected volatility. Expected volatility is calculated by combining the historical volatility on the Company’s exchange traded common stock and the implied volatility on the exchange traded stock options that are derived from the value of the Company’s exchange traded common stock. In previous years, the Company used the expected volatility computed solely from an index of strategic peers and their common stock volatility. The Company changed its method for calculating expected volatility because of the shortening of the expected term of the options granted in 2006 and the length of time the Company’s stock has been traded on a publicly accessible exchange, the latter validating reliance on the Company’s own common stock historical volatility.

The interest rate and dividend yield calculations remain unchanged from prior years. The interest rate is the U.S. Treasury yield over the expected term of the stock options. The dividend yield is calculated by annualizing the Company’s most recent dividend paid and dividing by the Company’s market capitalization.

In determining the fair value of each option grant, the Company used the following assumptions:

Inputs	2006	2005	2004
Expected term	6.0 - 6.5 years	7 years	7 years
Expected volatility	32.36-32.71%	30%	30%
Interest rate	4.56 - 4.58%	3.81 - 4.15%	3.74 - 4.27%
Dividend yield	0.52%	0.57%	0.37%

b. Restricted Stock

Restricted shares carry voting and dividend rights. Sale of the shares is restricted prior to vesting. Subject to continued employment, vesting occurs five years from the date of grant. Upon adoption of SFAS No. 123R, the Company records compensation expense on a straight-line basis over the vesting period based on the fair market value on the grant date. Included in salaries and employee benefits in the consolidated statements of income is compensation expense for restricted shares, net of forfeits of $1,522,910 and $1,370,152 for the nine months ended 2006 and 2005, respectively.

The following table summarizes the status of the Company’s restricted stock program as of September 30, 2006 and 2005, adjusted to reflect all stock splits and changes during the years then ended:

	2006		2005
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of period	491,500	$22.87	414,400	$16.23
Granted	136,400	46.51	147,000	32.04
Vested	(70,000)	6.99	(73,200)	3.53
Forfeited	(14,400)	35.63	---	-----
Unvested at end of period	543,500	25.53	488,200	16.86

As of September 30, 2006, total unrecognized compensation costs related to non-vested restricted stock was $11.6 million with a weighted average remaining life of 4.1 years.

c. Deferred Compensation Plan

The Company established a deferred compensation plan on April 24, 2003 as part of its Incentive Compensation Plan that was approved by shareholders. The purpose of the Company’s Deferred Compensation Plan is to further the Company’s ability to attract and retain high quality executives and non-employee directors. The Plan also furthers the retention of stock ownership of participants by facilitating deferral of gains resulting from the exercise of nonqualified stock options or the receipt of shares pursuant to awards under the Company’s Stock Incentive Plan and the Incentive Compensation Plan, and conversion of cash compensation into deferred stock units representing the right to receive, on a one-for-one basis, shares of Company Common Stock. The Deferred Compensation Plan permits the deferral of base compensation, bonus compensation, and/or cash and the receipt of shares of Common Stock pursuant to exercises of non-qualified stock options and pursuant to other awards under the Company’s Incentive Compensation Plan. The Deferred Compensation Plan is structured as a “nonqualified plan” under applicable IRS and Department of Labor guidelines. At September 30, 2006 and 2005, 13,792 and 11,693 deferred stock units, respectively, were recorded in the plan.

d. Savings and Retirement Plan

The Company maintains The PrivateBancorp, Inc. Savings and Retirement Plan (the “Plan”) pursuant to Section 401(k) of the Internal Revenue Code, whereby eligible employees may contribute a percentage of compensation, but not in excess of the maximum amount allowed under the Code. The banks can make discretionary contributions to the Plan as determined and approved by the bank’s board of directors. Total discretionary contributions to the Plan amounted to $540,469 for the nine months ended September 30, 2006 and $405,822 for the nine months ended September 30, 2005.

NOTE 3—EARNINGS PER SHARE

The following table shows the computation of basic and diluted earnings per share (in thousands except per share data) for the three and nine months ended September 30, 2006 and 2005:

	Three months ended September 30,
	2006	2005
Net income	$9,794	$7,906
Weighted average common shares outstanding	20,582	20,408
Weighted average common shares equivalent(1)	859	965
Weighted average common shares and common share equivalents	21,441	21,373
Net income per average common share - basic	$ 0.48	$ 0.39
Net income per average common share - diluted	$ 0.46	$ 0.37

	Nine months ended September 30,
	2006	2005
Net income	$28,794	$22,670
Weighted average common shares outstanding	20,520	20,130
Weighted average common shares equivalent(1)	893	908
Weighted average common shares and common share equivalents	21,413	21038
Net income per average common share - basic	$ 1.40	$ 1.13
Net income per average common share - diluted	$ 1.34	$ 1.07

(1)	Common shares equivalent result from stock options being treated as if they had been exercised and are computed by application of the treasury stock method.

NOTE 4—OPERATING SEGMENTS

For purposes of making operating decisions and assessing performance, management regards The PrivateBank - Chicago, The PrivateBank - St. Louis, The PrivateBank - Michigan, Wealth Management and the Holding Company as five operating segments. The Company’s investment securities portfolio is comprised of the three banks’ portfolios and, accordingly, each portfolio is included in total assets and reported in the results of The PrivateBank - Chicago, The PrivateBank - St. Louis and The PrivateBank - Michigan. Compensation expense related to the management of the investment portfolios is allocated primarily to The PrivateBank - Chicago. Insurance expense for the Company is allocated to each segment. The results for each business segment are summarized in the paragraphs below and included in the following segment tables.

The Company applies the accrual basis of accounting for each reportable segment and for transactions between reportable segments. During the first nine months of 2006, there were no changes in the measurement methods used to determine reported segment profit or loss as compared to the same period in 2005. For the periods presented, there are no asymmetrical allocations to segments requiring disclosure.

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

Individual banking services include interest-bearing checking, money market accounts, certificates of deposit, ATM/debit cards and investment brokerage accounts. Additionally, The PrivateBank - Chicago offers secured and unsecured personal loans and lines of credit. Through The PrivateBank - Chicago’s affiliations with independent firms, clients have access to insurance products and securities brokerage services. The PrivateBank - Chicago also offers domestic and international wire transfers and foreign currency exchange. The PrivateBank - Chicago balance sheet reflects goodwill of $19.2 million and intangibles of $1.9 million at September 30, 2006, which remained relatively unchanged compared to December 31, 2005 balances. The PrivateBank Mortgage Company results are included in The PrivateBank - Chicago since June 15, 2004, the date of acquisition.

	The PrivateBank - Chicago
	September 30,
	2006	2005
	(in thousands)
Total gross loans	$ 2,249,812	$ 1,776,623
Total assets	2,848,195	2,551,493
Total deposits	2,430,999	1,981,215
Total borrowings	135,143	339,661
Total capital	257,632	210,020
Net interest income	67,892	57,557
Provision for loan loss	3,478	2,893
Non-interest income	6,053	5,832
Non-interest expense	27,033	23,693
Net income	30,162	25,119

  The PrivateBank - St. Louis (includes The PrivateBank - Wisconsin)

The PrivateBank - St. Louis, a federal savings bank, was established as a new bank subsidiary of the Company on June 23, 2000, and is headquartered in St. Louis, Missouri. The PrivateBank - Wisconsin was established under the charter of The PrivateBank - St. Louis and is presently a branch of The PrivateBank - St. Louis. In September 2005, The PrivateBank - Wisconsin opened its permanent space in downtown Milwaukee, Wisconsin, after operating in temporary space since March 2005. Both locations offer a full range of real estate lending products including fixed and floating rate permanent and mini-permanent mortgages and construction loans. Personal loans include installment loans and lines of credit, home equity loans and a wide variety of home mortgage loans. Commercial lending products provided by The PrivateBank - St. Louis and The PrivateBank - Wisconsin include lines of credit for working capital, term loans for equipment and letters of credit to support the commitments made by its clients. Non-credit products include lock-box, cash concentration accounts, merchant credit card processing, electronic funds transfer, and other cash management products. Individual banking services include interest-bearing checking, money market deposit accounts, certificates of deposit, ATM/debit cards and investment brokerage accounts. The PrivateBank - St. Louis and The PrivateBank - Wisconsin also offer domestic and international wire transfers and foreign currency exchange. For the period ended September 30, 2006, the financial results of The PrivateBank - Wisconsin are included in results of The PrivateBank - St. Louis. The PrivateBank - Wisconsin had a net loss of $755,000 for the nine months ended September 30, 2006 compared to a net loss of $903,000 in the prior year period.

During the second quarter of 2006, the Company submitted an application to the Office of the Comptroller of Currency (“OCC”) to obtain a national bank charter. On September 18, 2006, the OCC granted conditional approval of the charter application. FDIC approval of an application for deposit issuance is pending. All regulatory approvals for this new charter are expected to be received prior to year-end. The new charter will receive the assets and liabilities currently attributed to The PrivateBank - Wisconsin as well as a capital contribution from the Holding Company.

	The PrivateBank - St. Louis & Wisconsin
	September 30,
	2006	2005
	(in thousands)
Total gross loans	$ 402,965	$ 287,891
Total assets	482,698	354,980
Total deposits	405,703	288,397
Total borrowings	28,857	33,182
Total capital	44,655	29,947
Net interest income	11,558	8,075
Provision for loan losses	2,031	1,408
Non-interest income	1,441	1,688
Non-interest expense	7,470	5,784
Net income	2,426	1,826

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

Individual banking services include interest-bearing checking, money market accounts, certificates of deposit, ATM/debit cards and investment brokerage accounts. Through The PrivateBank - Michigan’s affiliations with Linsco Private Ledger, clients have access to insurance products and securities brokerage services. The PrivateBank - Michigan also offers domestic and international wire transfers and foreign currency exchange. The PrivateBank - Michigan balance sheet reflects goodwill of $42.6 million and intangibles of $3.2 million at September 30, 2006, as a result of its acquisition by the Company on June 20, 2005, which remain relatively unchanged from December 31, 2005 balances.

	The PrivateBank - Michigan
	September 30,
	2006	2005 (1)
	(in thousands)
Total gross loans	484,470	$ 362,407
Total assets	555,000	430,569
Total deposits	408,287	306,306
Total borrowings	52,529	44,965
Total capital	90,486	76,700
Net interest income	12,837	4,225
Provision for loan losses	620	546
Non-interest income	594	418
Non-interest expense	6,649	2,284
Net income	4,021	1,180
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

	Wealth Management
	September 30,
	2006	2005
	(in thousands)
Wealth Management assets under management	$2,780,121	$2,061,510
Wealth Management fee revenue	10,240	7,174
Net interest income	748	618
Non-interest income	10,240	7,174
Non-interest expense	9,069	6,698
Minority interest expense	248	231
Net income	1,340	801

The following tables indicate the breakdown of our wealth management assets under management at September 30, 2006, by account classification and related gross revenue for the nine months ended September 30, 2006 and September 30, 2005:

	At or for the nine months ended September 30, 2006		At or for the nine months ended September 30, 2005
	Market Value	Revenue	Market Value	Revenue
Account Type	(in thousands)		(in thousands)
Wealth Management Department (Chicago and Michigan(1))
Trust, estate and guardianship —managed	$830,994	$ 3,478	$ 465,471	$ 2,010
Investment agency—managed	603,560	2,862	412,614	1,654
Custody - not managed	641,347	816	533,451	723
Retirement plan—managed	80,576	158	80,731	119
Lodestar - managed	739,279	3,258	674,305	3,029
Less assets managed and revenue earned by Lodestar(2)	(115,635)	(332)	(105,062)	(361)
Total	$2,780,121	$ 10,240	$2,061,510	$ 7,174

(1)	For the 2005 table, includes results of The PrivateBank - Michigan since June 20, 2005, the acquisition date.
(2)
These assets are held in managed or unmanaged accounts at the Wealth Management Department (Chicago and Michigan) as well as in managed accounts at Lodestar. The revenues related to these assets are allocated based on the services provided.

  Holding Company Activities

Holding Company activities consist of parent company only matters. The Holding Company’s most significant assets are net investments in its three banking subsidiaries, The PrivateBank - Chicago, The PrivateBank - St. Louis, and The PrivateBank - Michigan and a mortgage company subsidiary, The PrivateBank Mortgage Company.

As of September 30, 2006, the Company had a total of $98.0 million of Trust Preferred Securities outstanding, which are accounted for as long-term debt and also qualify for Tier 1 and Tier 2 capital (see note 6).

The Company also has a $65.0 million credit facility with LaSalle Bank comprised of a $40.0 million senior debt facility and $25.0 million of subordinated debt. The senior debt facility is comprised of a $250,000 term loan with a maturity of December 31, 2016, and a revolving loan with a maturity of December 1, 2006. Management expects to renew the revolving loan on an annual basis. The subordinated debt matures on December 31, 2016. The interest rate on the senior debt facility resets quarterly, and is based on, at the Company’s option, either the lender’s prime rate or three-month LIBOR plus 120 basis points, with a floor of 3.50%. The interest rate on the subordinated debt resets quarterly, and is equal to three-month LIBOR plus 135 basis points, with a floor of 3.50%. Currently, $20.75 million is available on the senior debt facility and $4.0 million is available on the subordinated debt facility.

At September 30, 2006, the Company had $19.25 million outstanding on the senior debt facility and $21.0 million of subordinated debt outstanding. The subordinated debt qualifies as Tier 2 capital under applicable rules and regulations promulgated by the Board of Governors of the Federal Reserve System. The credit facility is used for general corporate and other working capital purposes. The Company expects to further draw down on the facilities over the next year to support continued balance sheet growth.

Holding Company activities consist primarily of interest expense on borrowings and operating expenses. Recurring holding company operating expenses consist of compensation (expensing of restricted stock awards, stock options and other salary expense) and miscellaneous professional fees.

	Holding Company Activities
	At or for the nine months ended September 30,
	2006	2005
	(in thousands)
Total assets	$406,678	$323,453
Total borrowings	40,250	19,250
Long-term debt - trust preferred securities	98,000	78,000
Total capital	268,196	227,806
Net interest expense	5,645	2,408
Non-interest income	162	150
Non-interest expense	7,245	4,319
Net loss	8,656	4,357

The following is a summary of certain operating information for reportable segments at or for the periods presented and the reported consolidated balances (in millions):

At or for the nine months ended September 30, 2006	The PrivateBank- Chicago	The PrivateBank - St. Louis & Wisconsin	The PrivateBank - Michigan	Wealth Management	Holding Company Activities	Intersegment Eliminations(2)	Consolidated
Total assets	$2,848.2	$482.7	$555.0	$-	$406.7	$(415.7)	$3,876.9
Total deposits	2,431.0	405.7	408.3	-	-	(6.2)	3,238.8
Total borrowings(1)	135.1	28.9	52.5	-	138.3	(20.9)	333.9
Total loans	2,249.8	403.0	484.5	-	-	(0.7)	3,136.6
Total capital	257.6	44.7	90.5	-	268.2	(392.8)	268.2
Net interest income	67.9	11.6	12.8	0.7	(5.6)	0.3	87.7
Provision for loan loss	3.5	2.0	0.6	-	-	-	6.1
Non-interest income	6.1	1.4	0.6	10.2	0.2	(0.9)	17.6
Non-interest expense	27.0	7.5	6.6	9.1	7.2	(0.9)	56.5
Minority interest expense	- -		-	0.2	-	-	0.2
Net income	30.2	2.4	4.0	1.3	(8.7)	(0.4)	28.8
Wealth Management assets under management	-	-	500.8	2,395.0	-	(115.7)	2,780.1

At or for the nine months ended September 30, 2005	The PrivateBank- Chicago	The PrivateBank - St. Louis & Wisconsin	The PrivateBank - Michigan	Wealth Management	Holding Company Activities	Intersegment Eliminations(2)	Consolidated
Total assets	$2,551.5	$355.0	$430.6	$-	$323.5	$(331.9)	$3,328.7
Total deposits	1,981.2	288.4	306.3	-	-	(3.7)	2,572.2
Total borrowings(1)	339.7	33.2	45.0	-	97.3	(19.5)	495.7
Total loans	1,776.6	287.9	362.4	-	-	(5.2)	2,421.7
Total capital	210.0	29.9	76.7	-	227.8	(313.6)	230.8
Net interest income	57.6	8.1	4.2	0.6	(2.4)	0.6	68.7
Provision for loan loss	2.9	1.4	0.5	-	-	-	4.8
Non-interest income	5.8	1.7	0.4	7.2	0.2	(1.3)	14.0
Non-interest expense	23.7	5.8	2.3	6.7	4.3	1.1	43.9
Minority interest expense	-	-	-	0.2	-	-	0.2
Net income	25.1	1.8	1.2	0.8	(4.4)	(1.8)	22.7
Wealth Management assets under management	-	-	250.2	1,916.3	-	(105.0)	2,061.5

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

Note 5—Other Comprehensive Income

Change in the fair value of securities available-for-sale is presented on a net basis on the Consolidated Statement of Changes in Stockholders’ Equity. The following table discloses the changes in the components of other accumulated comprehensive income for the nine months ended September 30, 2006 and 2005 (in thousands):

	September 30, 2006
	Before Tax Amount	Tax Effect	Net of Tax Amount
Change in unrealized (losses) gains on securities available-for-sale	$(2,109)	$(1,239)	$ (870)
Less: reclassification adjustment for losses (gains) included in net income	373	137	236
Change in net unrealized (losses) gains	$(1,736)	$(1,102)	$ (634)

	September 30, 2005
	Before Tax Amount	Tax Effect	Net of Tax Amount
Change in unrealized gains on securities available-for-sale	$ 2,475	$ 945	$ 1,530
Less: reclassification adjustment for gains included in net income	(691)	(266)	(425)
Change in net unrealized gains	$ 1,784	$ 679	$ 1,105

Note 6—Long Term Debt — Trust Preferred Securities

As of September 30, 2006, the Company owned 100% of the common securities of three trusts, PrivateBancorp Statutory Trust II, Bloomfield Hills Statutory Trust I and PrivateBancorp Statutory Trust III. PrivateBancorp Statutory Trust II and PrivateBancorp Statutory Trust III were established as wholly-owned subsidiaries of the Company in June 2005 and December 2005, respectively. Bloomfield Hills Statutory Trust I was acquired as part of the acquisition of BHB on June 20, 2005. The Trusts were formed for purposes of issuing trust preferred securities to third-party investors and investing the proceeds from the issuance of the trust preferred securities and common securities solely in junior subordinated debentures (“Debentures”) issued by the Company with the same maturities and interest rates as the trust preferred securities. The Debentures are the sole assets of the Trusts.

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

The following table is a summary of the Company’s Long-term debt — trust preferred securities as of September 30, 2006. The Debentures represent the aggregate liquidation amount issued.

Long-term debt -- Trust Preferred Securities (dollars in thousands)
	Trust			Earliest
	Preferred		Maturity	Redemption	Coupon
Issuance Trust	Securities	Debentures	Date	Date	Rate
PrivateBancorp Statutory Trust II	$50,000	$51,547	09/15/35	09/15/10	6.00%(1)
PrivateBancorp Statutory Trust III	40,000	41,238	12/15/35	12/15/10	6.10%(2)
Bloomfield Hills Statutory Trust I	8,000	8,248	06/17/34	06/17/09	Floating LIBOR + 2.65%

Total	$98,000	$101,033

(1)	6.00% rate effective until 9/15/2010, then floating at three-month LIBOR + 1.71%.
(2)	6.10% rate effective until 12/15/2010, then floating at three-month LIBOR + 1.50%.

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

The Company’s aggregate principal amount of outstanding trust preferred securities at September 30, 2006 is $98.0 million. As of September 30, 2006, $87.2 million of the trust-preferred securities is eligible for treatment as Tier I capital as allowed by the Federal Reserve. On March 1, 2005, the Federal Reserve issued a final rule that retains Tier 1 capital treatment for trust preferred securities but with stricter limits. Under the rule, after a five-year transition period, the aggregate amount of the trust preferred securities and certain other capital elements will retain their current limit of 25% of Tier 1 capital elements, net of goodwill less any associated deferred tax liability. The amount of trust preferred securities and certain other capital elements in excess of the limit could be included in Tier 2 capital, subject to restrictions. Applying the final rule at September 30, 2006, the Company would still be considered well-capitalized under regulatory capital guidelines.

NOTE 7—CAPITAL TRANSACTIONS

During the third quarter 2006, the Company declared and paid a $0.06 per share dividend, even with the second quarter 2006 dividend of $0.06 and an increase of 30% over the third quarter 2005 dividend of $0.045 per share.

During the third quarters 2006 and 2005, the Company did not repurchase any shares of its common stock.

NOTE 8—SUBSEQUENT EVENTS

On October 31, 2006, the Company entered into a Contribution and Stockholder Agreement whereby it agreed to capitalize a de novo bank in Kansas City, Missouri, to be named The PrivateBank - Kansas City. As part of the transaction, the Company created a new subsidiary, Kansas City Private Development Corporation, a Delaware corporation ("Development Corporation"), that will serve as the holding company of the new bank. Under the terms of a related Plan and Agreement of Merger, the transaction also includes Development Corporation's acquisition through merger of Midwest Financial Services Corp., a Delaware corporation ("Midwest Financial"), whereby the shareholders of Midwest Financial will receive either cash or stock of Development Corporation as consideration in the merger. Upon completion of the transactions, the Company will own at least 82 percent of the common stock of Development Corporation, and the remaining shares will be owned by senior management of the new bank as well as other local investors. The Contribution and Stockholder Agreement provides that the shares of Development Corporation owed by shareholders other than the Company will be purchased by the Company no later than five years after forming the new bank. The bank will be 100 percent owned by Development Corporation. On November 1, 2006, and as an interim business step, the Company caused The PrivateBank - St. Louis to open a loan production office in Kansas City, Missouri that will be converted to a full service branch office upon expiration of applicable waiting periods. The branch will be sold by The PrivateBank - St. Louis to the new bank at the time the bank opens for business. It is contemplated that the transactions will close in the second quarter 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

  Overview

PrivateBancorp was organized as a Delaware corporation in 1989 to serve as the holding company for a de novo (start-up) bank. We currently have 14 banking offices, a mortgage company and an 80% interest in Lodestar, an asset manager. Our flagship downtown Chicago location opened in 1991. We expanded to Wilmette in north suburban Cook County in 1994 and Oak Brook in west suburban DuPage County in 1997. We established the St. Charles office in the Fox Valley in January 2000, in connection with our purchase of Towne Square Financial Corporation (a company which was in the process of forming a de novo bank) in August 1999. In February 2000, we completed our acquisition of Johnson Bank Illinois adding two additional locations in Lake Forest and Winnetka, Illinois. On June 23, 2000, PrivateBancorp capitalized The PrivateBank - St. Louis, and opened an office in the western St. Louis suburb of Brentwood. In May 2001, The PrivateBank - Chicago opened a second office in the Fox Valley area in Geneva, Illinois. In December 2002, The PrivateBank - Chicago acquired an 80% controlling interest in Lodestar, a Chicago-based investment adviser with $739.3 million of assets under management at September 30, 2006. Lodestar is a subsidiary of The PrivateBank - Chicago. On June 15, 2004, the Company formed a new subsidiary, The PrivateBank Mortgage Company, as a result of the acquisition of Corley Financial Corporation, a Chicago based mortgage banking firm. On January 27, 2005, the Company opened a new Chicago banking office in Chicago’s Gold Coast neighborhood. On June 20, 2005, the Company completed its acquisition of Bloomfield Hills Bancorp, Inc., including its bank subsidiary, The Private Bank, now known as The PrivateBank - Michigan, and a mortgage banking subsidiary. The PrivateBank - Michigan has three banking offices located in the suburban Detroit communities of Bloomfield Hills, Grosse Pointe, and Rochester. The PrivateBank - Michigan also operates a trust and wealth management unit and a mortgage banking subsidiary. In September 2005, the Company established The PrivateBank - Wisconsin and opened an office in downtown Milwaukee. The PrivateBank - Wisconsin is currently operating as a branch of The PrivateBank - St. Louis and is expected to obtain a separate bank charter in the fourth quarter of 2006 or first quarter of 2007. During the second quarter 2006, our Oak Brook and Geneva, Illinois offices moved into expanded facilities, and we opened a new office in Chesterfield, Missouri. The Chicago headquarters relocated to 70 W. Madison during the third quarter 2006.

On August 2, 2006, the Company entered into an agreement and plan of merger to acquire Piedmont Bancshares, Inc. (“Piedmont”), the holding company of Piedmont Bank of Georgia headquartered in Atlanta, Georgia, in a stock and cash transaction valued at $46.6 million. Under the terms of the merger agreement, each holder of Piedmont common stock will be entitled to elect to receive either cash in the amount of $29.68 per share, or that number of shares of the Company’s common stock equal to $29.68 divided by the average of the last reported sales price of the Company’s common stock over the ten days ending five days prior to the closing, subject to a maximum price per share of $48.40 and a minimum price per share of $39.60, as further described in the merger agreement, or a combination of both cash and stock, subject to the limitation and proration procedures detailed in the merger agreement. Approximately 60% of the total consideration will be paid in shares of the Company’s common stock and approximately 40% will be paid in cash. Upon completion of the merger, Piedmont Bank will become a wholly-owned subsidiary of the Company. Consummation of the merger is subject to the receipt of all necessary federal and state regulatory approvals (which were received in October 2006), the approval of Piedmont’s shareholders, and satisfaction of certain other customary closing conditions. The transaction is currently expected to be completed in the fourth quarter of 2006. At September 30, 2006, Piedmont had total assets of $237.3 million. Piedmont Bank is headquartered at 3423 Piedmont Road in Atlanta, recently opened a second office in Norcross, Georgia, and has identified office space for a third location to be opened in Alpharetta, Georgia after the closing of the transaction.

For financial information regarding the Company’s five separate lines of business, The PrivateBank - Chicago, The PrivateBank - St. Louis (which currently includes The PrivateBank - Wisconsin), The PrivateBank - Michigan, Wealth Management and Holding Company Activities, see “Operating Segments Results” beginning on page 39 and “Note 4 — Operating Segments” to the unaudited consolidated financial statements of the Company included on page 16.

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

Management adjusts the allowance for loan losses by recording a provision for loan losses in an amount sufficient to maintain the allowance at the level determined appropriate. Loans are charged-off when deemed to be uncollectible by management. We believe that the allowance for loan losses is adequate to provide for estimated probable credit losses inherent in our loan portfolio. The allowance for loan losses as a percentage of total loans was 1.11% as of September 30, 2006, down from 1.13% at June 30, 2006 and 1.15% at September 30, 2005.

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

Goodwill was $63.2 million at September 30, 2006 and September 30, 2005. Total customer intangibles at September 30, 2006 were $5.1 million. Amortization expense related to the Lodestar customer intangible assets of $1.9 million is currently recognized at approximately $169,500 per year until 2017. The amortization expense related to The PrivateBank - Michigan intangibles of $3.2 million for the years 2006 through 2010 will be approximately $441,000, $423,000, $406,000, $389,000 and $373,000, respectively.

RESULTS OF OPERATIONS -THREE AND NINE MONTHS
ENDED SEPTEMBER 30, 2006 AND 2005
  Net Income

Net income for the third quarter ended September 30, 2006, was $9.8 million compared to third quarter 2005 net income of $7.9 million. The increase in net income was primarily due to strong loan and core deposit growth and growth in our wealth management business. Earnings per diluted share increased 24% to $0.46 in the third quarter 2006 compared to $0.37 per diluted share in the third quarter 2005. Third quarter earnings include the impact of net securities gains of $1.2 million, a loss of $904,000 on an interest rate swap, and $615,000 of expenses associated with the relocation of our headquarters. The combined effect of these items decreased our diluted earnings per share by $0.01 for the third quarter. Net income for the nine months ended September 30, 2006, increased to $28.8 million, or $1.34 per diluted share, compared to $22.7 million, or $1.07 per diluted share, for the same period last year, reflecting an increase of 25%.

The growth in net income between periods results from increases in interest earning assets and growth in fee income. Increases in fee income are primarily the result of our growing wealth management fee revenue. Our income growth has been offset by growth in non-interest expense as evidenced by our efficiency ratio, which was 53.9% in the third quarter 2006, up from 52.2% in the prior year quarter, primarily due to the impact of expenses associated with our headquarters move during the third quarter.

Earnings for the quarter and nine months ended September 30, 2006 include $0.02 and $0.06 per share of options expense, respectively. Financial results for the quarter and nine months ended September 30, 2005 include $0.04 and $0.10 per share, net of tax, respectively, of option expense, as a result of adoption of Statement of Financial Accounting Standards (SFAS) No. 123R (revised 2004), “Share Based Payment.” The Company adopted the new standard on January 1, 2006 and elected the modified-retrospective-transition method, which results in the restatement of prior periods by recognizing compensation cost in the amounts previously reported in the pro forma footnote disclosures. Option expense is expected to be $0.03 per share in the fourth quarter of 2006 resulting in $0.09 of total option expense for the full year 2006 compared to $0.12 of options expense for 2005.

  Net Interest Income

Net interest income is the difference between interest income and fees on earning assets and interest expense and amortization of fees on deposits and borrowings. Interest income includes amortization of loan origination fees recorded from loans. Interest expense includes amortization of prepaid fees on brokered deposits, issuance costs of trust preferred securities, and the amortization of loan origination costs. Net interest margin represents the net interest income on a tax equivalent basis as a percentage of average earning assets during the period. Net interest margin reflects the spread between average yields earned on interest earning assets and the average rates paid on interest bearing deposits and borrowings. The volume of non-interest bearing funds, largely comprised of demand deposits and capital, also affects the net interest margin.

Net interest income was $30.0 million for the three months ended September 30, 2006, compared to $26.3 million in the prior year quarter, an increase of 14%. Net interest income is affected by both the volume of assets and liabilities held and the corresponding rates earned and paid. The increase in net interest income for 2006 is primarily attributable to growth in earning assets. Average earning assets at September 30, 2006 were $3.5 billion compared to $3.1 billion for the prior year period, an increase of 15%. Our net interest margin on a tax equivalent basis was 3.47% for the three months ended September 30, 2006 compared to 3.53% for the prior year period and 3.55% in the second quarter 2006. Yield on average earning assets increased by 20 basis points from the second quarter 2006, while cost of average interest bearing liabilities increased 33 basis points, primarily due to the behavior of the short end of the yield curve during the quarter.

During the third quarter 2006, increased volumes of interest earning assets at higher rates were offset by increased interest rates on liabilities. Our cost of funds was 136 basis points higher during the third quarter 2006 compared to the third quarter 2005, 4.62% compared to 3.26%, respectively, as a result of volume increases and increases in wholesale funding costs, time deposit rates, and increased interest expense related to additional trust preferred securities. Earning assets yielded 7.59% in the third quarter 2006 compared to 6.44% in the third quarter 2005, an increase of 115 basis points due primarily to increased loan volumes and increases in the prime rate, which increased 150 basis points over the course of the year. Non-interest bearing funds impact net interest margin since they represent non-interest bearing sources of funds that are deployed in interest bearing assets. Non-interest bearing funds positively impacted net interest margin by 0.50% at September 30, 2006 and by 0.35% at September 30, 2005.

Net interest income was $87.7 million for the nine months ended September 30, 2006 compared to $68.7 million for the same period in 2005. Net interest margin on a tax equivalent basis was 3.49% for the nine months ended September 30, 2006, compared to 3.54% in the prior year period. The decline in net interest margin during the nine months ended September 30, 2006 as compared to the same period in 2005 was primarily attributable to an increase of 130 basis points in the rates paid on our interest bearing liabilities, which more than offset the 114 basis point increase in the rates earned on interest yielding assets.
    During the fourth quarter 2006, we expect that the continued negatively sloped yield curve will result in additional compression to our net interest margin due to the refunding costs of brokered deposits that mature in the fourth quarter and because the negatively sloped yield curve also is increasing the costs of money market deposit accounts and short-term CDs. Increases in the short-end of the treasury yield curve without commensurate increases in the prime rate of interest negatively impact the Company's net interest margin. The Company's loan growth has and will continue to offset the effects of compression in the Company's margin, to a degree, dependent upon the loan volume. The net interest margin benefited by approximately 4 basis points in the third quarter due to dividends in arrears received from the FHLB (Chicago). The Company will not receive such a dividend in the fourth quarter since the Company completed its divestiture of FHLB (Chicago) stock in the second quarter 2006. Approximately 70% of the loan portfolio is indexed off of short-term interest rates with the substantial majority of these loans being indexed to the prime rate of interest and the remainder being indexed to other short-term interest rates. The rising interest rate environment that we experienced in 2005 and throughout the first nine months of 2006 increased the benefit from non-interest bearing funds on our overall net interest margin and has partially offset the decline in net interest spread on a year-over-year basis.

The following tables present a summary of our net interest income, related net interest margin, and average balance sheet calculated on a tax equivalent basis (dollars in thousands):

	Three Months Ended September 30,
	2006			2005
	Average Balance(1)	Interest	Rate	Average Balance(1)	Interest	Rate
Fed funds sold and other short-term investments	$ 7,101	$ 116	6.40%	$ 18,233	$ 166	3.59%
Tax-exempt municipal securities	216,056	3,717	6.88%	207,310	3,605	6.96%
US Government Agencies, MBS and CMOs	263,531	3,288	4.99%	361,163	4,383	4.85%
Taxable municipal securities	3,825	72	7.51%	3,840	69	7.14%
FHLB stock	3,749	404	42.22%	162,588	2,159	5.20%
Other securities	2,199	5	0.87%	1,974	9	1.72%
Investment securities (taxable)	273,304	3,769	5.50%	529,565	6,620	4.96%
Commercial, Construction and Commercial Real Estate Loans	2,503,998	50,791	7.98%	1,850,813	32,463	6.91%
Residential Real Estate Loans	248,632	3,690	5.94%	190,274	2,626	5.52%
Personal Loans	287,773	5,880	8.11%	269,594	4,491	6.61%
Total Loans(2)	3,040,403	60,631	7.83%	2,310,681	39,580	6.76%
Total earning assets	$3,536,864	67,963	7.59%	$3,065,789	$49,971	6.44%
Allowance for Loan Losses	(34,335)			(26,271)
Cash and Due from Banks	43,029			34,513
Other Assets	181,082			166,765
Total Average Assets	$3,726,640			$3,240,796

Interest Bearing Demand accounts	$122,321	734	2.38%	$119,060	394	1.31%
Regular Savings Accounts	14,179	28	0.78%	15,254	22	0.57%
Money Market Accounts	1,301,051	14,306	4.36%	1,105,082	7,875	2.83%
Time Deposits	737,814	9,339	5.02%	517,669	4,256	3.26%
Brokered Deposits	697,531	8,397	4.78%	439,971	4,264	3.84%
Total Deposits	2,872,896	32,804	4.53%	2,197,036	16,811	3.04%
FHLB advances	46,775	221	1.85%	334,379	3,206	3.75%
Other borrowings	133,834	2,177	6.36%	134,302	1,181	3.44%
Trust preferred securities	98,000	1,555	6.21%	78,000	1,377	7.06%
Total interest-bearing liabilities	$3,151,505	36,757	4.62%	$2,743,717	22,575	3.26%
Non-Interest Bearing Deposits	$271,287			$238,632
Other Liabilities	49,033			34,645
Stockholders' Equity	254,815			223,802
Total Average Liabilities & Stockholders' Equity	$3,726,640			$3,240,796
Tax equivalent net interest income(3)		$31,206			$27,396
Net interest spread(4)			2.97%			3.18%
Effect of non interest bearing funds			0.50%			0.35%
Net interest margin(3)(5)			3.47%			3.53%

(footnotes begin on next page)

	Nine Months Ended September 30,
	2006			2005
	Average Balance(1)	Interest	Rate	Average Balance(1)	Interest	Rate
Fed funds sold and other short-term investments	$ 6,592	$ 402	8.05%	$ 10,823	$ 293	3.58%
Tax-exempt municipal securities	216,491	11,197	6.90%	205,384	10,712	6.95%
US Government Agencies, MBS and CMOs	295,450	11,818	5.33%	355,661	12,388	4.64%
Taxable municipal securities	3,825	215	7.52%	3,840	216	7.51%
FHLB stock	65,269	2,604	5.26%	175,240	7,653	5.18%
Other securities	2,136	35	2.18%	3,744	129	4.60%
Investment securities (taxable)	366,680	14,672	5.32%	538,485	20,386	5.03%
Commercial, Construction and Commercial Real Estate Loans	2,345,472	137,849	7.80%	1,570,380	78,072	6.59%
Residential Real Estate Loans	239,333	10,594	5.90%	138,181	5,612	5.42%
Personal Loans	275,094	15,955	7.75%	230,384	10,685	6.20%
Total Loans(2)	2,859,899	164,398	7.63%	1,938,945	94,369	6.46%
Total earning assets	$3,449,662	190,669	7.34%	$2,693,637	125,760	6.20%
Allowance for Loan Losses	$(32,305)			$(22,124)
Cash and Due from Banks	38,598			31,856
Other Assets	175,170			128,211
Total Average Assets	$3,631,125			$2,831,580

Interest Bearing Demand accounts	$124,895	1,687	1.81%	$110,353	1,144	1.39%
Regular Savings Accounts	14,643	81	0.74%	16,192	78	0.64%
Money Market Accounts	1,262,223	38,457	4.07%	1,010,013	19,958	2.64%
Time Deposits	663,897	22,872	4.61%	402,139	9,111	8.99%
Brokered Deposits	688,598	23,540	4.57%	415,206	11,358	3.66%
Total Deposits	2,754,256	86,637	4.21%	1,953,903	41,649	2.85%
FHLB advances	119,585	2,791	3.08%	292,048	7,519	3.40%
Other borrowings	117,662	5,462	6.12%	98,872	2,092	2.79%
Trust preferred securities	98,000	4,589	6.17%	41,743	2,453	7.83%
Total interest-bearing liabilities	$3,089,503	99,479	4.30%	$2,386,566	53,713	3.00%
Non-Interest Bearing Deposits	$259,094			$200,704
Other Liabilities	40,741			32,347
Stockholders' Equity	241,787			211,963
Total Average Liabilities & Stockholders' Equity	$3,631,125			$2,831,580
Tax equivalent net interest income(3)		$91,190			$72,047
Net interest spread(4)			3.04%			3.20%
Effect of non interest bearing funds			0.45%			0.34%
Net interest margin(3)(5)			3.49%			3.54%

(1)	Average balances were generally computed using daily balances.
(2)	Nonaccrual loans are included in the average balances and do not have a material effect on the average yield. Interest due on non-accruing loans was not material for the periods presented.
(3)
We adjust GAAP reported net interest income by the tax equivalent adjustment amount to account for the tax attributes on federally tax exempt municipal securities. The total tax equivalent adjustment reflected in the above table is $1.2 million and $1.1 million in the third quarters of 2006 and 2005, respectively. The total tax equivalent adjustment reflected in the above table is $3.5 million and $3.4 million for the nine months ended September 30, 2006 and 2005, respectively. For GAAP purposes, tax benefits associated with federally tax-exempt municipal securities are reflected in income tax expense. The following table reconciles reported net interest income to net interest income on a tax equivalent basis for the periods presented:

(footnotes continued on next page)

Reconciliation of quarter net interest income to quarter net interest income on a tax equivalent basis
	Three months ended September 30,
	2006	2005
Net interest income	$30,040	$26,264
Tax equivalent adjustment to net interest income	1,166	1,132
Net interest income, tax equivalent basis	$31,206	$27,396
Reconciliation of year-to-date net interest income to year-to-date net interest income on a tax equivalent basis
	Nine months ended September 30,
	2006	2005
Net interest income	$87,677	$68,683
Tax equivalent adjustment to net interest income	3,513	3,364
Net interest income, tax equivalent basis	$91,190	$72,047

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

Three Months Ended September 30, 2006

Compared to Three Months Ended September 30, 2005

	Change due to rate	Change due to volume	Change Due to mix	Total change
	(dollars in thousands)
Interest income/expense from:
Fed funds sold and other short-term investments	$129	$(101)	$(78)	$(50)
Investment securities (taxable)	721	(3,206)	(365)	(2,850)
Investment securities (non-taxable)(1)	(38)	153	(4)	111
Loans, net of unearned discount	6,233	12,429	2,119	20,781
Total tax equivalent interest income(1)	$7,045	$9,275	$1,672	$17,992
Interest-bearing deposits	8,276	5,171	2,546	15,993
Funds borrowed	1,811	(2,660)	(1,140)	(1,989)
Trust preferred securities	(168)	356	(10)	178
Total interest expense	$9,919	$2,867	$1,396	$14,182
Net tax equivalent interest income(1)	$(2,874)	$6,408	$276	$3,810

Nine Months Ended September 30, 2006

Compared to Nine Months Ended September 30, 2005

	Change due to rate	Change due to volume	Change Due to mix	Total change
(dollars in thousands)
Interest income/expense from:
Fed funds sold and other short-term investments	$362	$(113)	$(140)	$109
Investment securities (taxable)	1,200	(6,460)	(454)	(5,714)
Investment securities (non-taxable)(1)	(88)	578	(5)	485
Loans, net of unearned discount	16,962	44,520	8,547	70,029
Total tax equivalent interest income(1)	$18,436	$38,525	$7,948	$64,909
Interest-bearing deposits	19,812	17,060	8,116	44,988
Funds borrowed	3,933	(3,727)	(1,564)	(1,358)
Trust preferred securities	(518)	3,297	(643)	2,136
Total interest expense	$23,227	$16,630	$5,909	$45,766
Net tax equivalent interest income(1)	$(4,791)	$21,895	$2,039	$19,143

(1) Interest income on tax-advantaged investment securities reflects a tax equivalent adjustment based on a marginal federal corporate tax rate of 35% for 2006 and 2005. The total tax equivalent adjustment reflected in the above table $1.2 million and $1.1 million in third quarters of 2006 and 2005, respectively. The total tax equivalent adjustment reflected in the above table is $3.5 million and $3.4 million for the nine months ended September 30, 2006 and September 30, 2005, respectively.

Provision for Loan Losses

For the three months ended September 30, 2006, the provision for loan losses was $1.5 million compared to $2.0 million for the comparable period in 2005. The decrease in the provision reflects the state of credit quality: a low level of non-accrual loans as well as a sequential decrease in net charge-offs and non-performing loans. Net charge-offs totaled $291,000 for the quarter ended September 30, 2006 versus net recoveries of $686,000 for the third quarter 2005 and net charge-offs of $389,000 for the quarter ended June 30, 2006. For the nine months ended September 30, 2006, the provision for loan losses was $6.1 million compared to $4.8 million in the prior year period.

Our allowance for loan losses is reassessed quarterly to determine the appropriate level of the reserve. Our analysis is influenced by the following factors: credit quality of loans, the volume type and quality of loans and commitments in the portfolio, historical loss experience, and economic conditions. A discussion of the allowance for loan losses and the factors on which provisions are based begins on page 43.

  Non-interest Income

Non-interest income was $5.9 million in the third quarter 2006 compared to $5.5 million during the third quarter 2005, reflecting an increase of $469,000 or 9%, primarily due to growth in wealth management fee revenue and other income, partially offset by a decrease in mortgage banking income. For the three months ended September 30, 2006, securities gains of $1.2 million combined with net losses of $904,000 from an interest rate swap resulted in a $308,000 gain that affected our non-interest income. For the third quarter 2005, a $644,000 gain from an interest rate swap combined with securities losses of $249,000 resulted in $395,000 of other income. During the third quarter 2006, the Company retired its investment in the interest rate swap derivative.

Non-interest income for the nine months ended September 30, 2006 was $17.6 million compared to $14.0 million during the same period in 2005, reflecting an increase of $3.6 million or 25% from the third quarter. The growth in non-interest income as compared to the nine months ended September 30, 2006 in the prior year was driven by growth in wealth management income and other income, partially offset by a decrease in mortgage banking income. Wealth management fee income increased to $10.2 million for the nine months ended September 30, 2006, up from $7.2 million in the same period in 2005. Mortgage banking income fell to $2.5 million for the nine months ended September 30, 2006 compared to $3.1 million for the prior year period.

The following table presents the breakdown of income from wealth management, mortgage banking, banking and other services, and bank owned life insurance for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Wealth management fee revenue	$3,477	$2,627	$10,240	$7,174
Mortgage banking income	804	1,284	2,532	3,102
Banking and other services	872	740	3,895	1,847
Bank owned life insurance	479	425	1,211	1,068
Total wealth management, mortgage banking and other income	$5,632	$5,076	$17,878	$13,191

Wealth management fee revenue totaled $3.5 million for the third quarter 2006, a decrease of $125,000, or 3% from the second quarter 2006 and an increase of $850,000, or 32% from the third quarter 2005. The increase in wealth management fee revenue over the prior year period primarily reflects the addition of net new business at Loadstar, Chicago, and Michigan and increased portfolio valuations due to positive investment market performance during the quarter.  Of the $3.5 million, approximately $986,000 was revenue generated in the third quarter 2006 from wealth management services provided to those clients where a third-party investment manager is utilized, compared to $776,000 in the third quarter 2005. For the nine months ended September 30, 2006, $3.0 million in revenue was generated from wealth management services provided to those clients where a third-party investment manager was utilized, compared to $1.8 million in the prior year period.

Wealth management assets under management increased 35 percent to $2.8 billion at September 30, 2006 compared to $2.1 billion at September 30, 2005 and up $93.9 million from $2.7 billion at June 30, 2006. The September 30, 2006 balances reflect trust services assets under management of $1.7 billion, Lodestar assets under management of $739.3 million, and The PrivateBank - Michigan assets under management of $500.8 million. Excluded from the total wealth management assets under management are $115.6 million of trust services assets that are managed by Lodestar. At September 30, 2005, trust services managed $1.2 billion of assets, Lodestar managed $674.3 million of assets, The PrivateBank - Michigan managed $250.2 million in assets and $105.1 million of trust assets managed by Lodestar were excluded from total wealth management assets under management. Growth in assets under management at September 30, 2006 compared to the prior year reflects net new business generated.

Mortgage banking income was $804,000 during the third quarter 2006 compared to $1.3 million during the prior year quarter. Residential mortgage fee income generated by The PrivateBank Mortgage Company was $627,000 for the third quarter 2006. Overall residential mortgage fee income has decreased between periods due to a lower volume of loans sold as a result of decreased demand for residential real estate loans and management’s decision to place more loans on the Company’s balance sheet for asset liability management purposes. Fee income is generated by The PrivateBank Mortgage Company, The PrivateBank - Michigan, and The PrivateBank - St. Louis. For the nine months ended September 30, 2006, residential mortgage fee income was $2.5 million compared to $3.1 million during the prior year period.

During the third quarter 2006, bank owned life insurance (BOLI) revenue increased to $479,000 as compared to revenue of $425,000 in the third quarter 2005. Income recognized on this product increased in 2006 as compared to 2005 primarily due to the inclusion of $48,000 of BOLI income from The PrivateBank - Michigan’s $5.5 million of BOLI policies. These policies cover certain higher-level employees who are deemed to be significant contributors to the Company. All employees included in this policy are aware and have consented to the coverage. The cash surrender value of BOLI at September 30, 2006 was $42.1 million, compared to $40.5 million at September 30, 2005, and is included in other assets on the balance sheet. BOLI revenue for the nine months ended September 30, 2006 was $1.2 million, versus $1.1 million in the prior year period.

  Non-interest Expense

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Salaries and employee benefits	$10,864	$10,011	$31,725	$25,634
Occupancy	2,639	1,963	7,022	5,505
Professional fees	1,866	1,272	4,837	3,285
Wealth management fees	774	308	1,979	735
Marketing	1,159	1,150	3,154	2,409
Data processing	788	803	2,318	2,012
Postage, telephone and delivery	325	304	1,050	814
Office supplies and printing	285	189	656	521
Insurance	349	275	982	808
Amortization of intangibles	152	156	459	255
Other expense	810	728	2,321	1,874
Total non-interest expense	$20,011	$17,159	$56,503	$43,852

Non-interest expense increased $2.8 million to $20.0 million in the third quarter 2006 from $17.2 million in the third quarter 2005, an increase of 17%. For the nine months ended September 30, 2006, non-interest expense was $56.5 million compared to $43.9 million in the prior year period, reflecting an increase of 29%. The increase in non-interest expense between periods is primarily attributable to increases in personnel, professional fees, wealth management fees and occupancy expenses. During the quarter, the Company moved its downtown Chicago headquarters into a larger facility. Approximately $615,000 of expenses were recognized in conjunction with the move during the quarter. These expenses are spread across the occupancy expense, marketing expense, professional fees, and printing and office supplies expense categories.

The periods presented include $412,000 and $603,000 of stock option expense for the third quarters ended September 30, 2006 and 2005, respectively. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R. The Company elected the modified-retrospective-transition method, which results in the restatement of prior periods by recognizing compensation cost in the amounts previously reported in the SEC pro forma footnote disclosures. Compensation cost recognized includes the cost of all share-based payments granted, but not yet fully vested in all periods presented. Additionally, the balance of certain accounts have been adjusted on a cumulative basis to reflect the activity of periods that are not presented. The following table includes the adjustments to these accounts as of January 1, 2005, the beginning of the earliest period presented.

	As Reported January 1, 2005	Adjustment for adoption of SFAS No. 123R	Adjusted Balance January 1, 2005
	(in thousands)
Retained earnings	73,789	(9,703)	64,086
Additional Paid in Capital	100,091	7,909	108,000
Deferred compensation	(5,056)	5,056	--
Deferred Income Tax Asset	(588)	2,847	2,259

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

Prior to the adoption of SFAS No. 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options and vesting of restricted shares as operating cash flows in the Statement of Cash Flows. SFAS No. 123R requires the cash flows resulting from the tax benefits of these tax deductions in excess of the compensation cost recognized for those share-based payments (the excess tax benefits) be classified as financing cash flows. The excess tax benefit in financing cash flows was $1.3 million in the first nine months of 2006 and $1.1 in the first nine months of 2005.

As of September 30, 2006, total unrecognized compensation costs related to non-vested restricted stock was $11.6 million with a weighted average remaining life of 4.1 years.

Our efficiency ratio (non-interest expense divided by the sum of net interest income on a tax equivalent basis plus non-interest income) increased to 53.9% for the third quarter 2006, from 52.2% in the third quarter 2005 and decreased from 55.7% for the fourth quarter 2005. On a tax-equivalent basis, this ratio indicates that in the third quarter of 2006, we spent 53.9 cents to generate each dollar of revenue while in the second quarter 2005, we spent 52.2 cents. The higher ratio is primarily attributable to the $615,000 of headquarters relocation costs. Our efficiency ratio for the nine months ended September 30, 2006 was 52.0% compared to the efficiency ratio of 50.9% for the nine months ended September 30, 2005.

Salaries and benefits increased to $10.9 million, or 9% during the third quarter 2006 as compared to the year ago quarter, reflecting the increased level of full-time equivalent employees to 421 people at September 30, 2006 from 366 people at September 30, 2005. Salaries and benefits increased to $31.7 million, or 24% during the nine months ended September 30, 2006 as compared to the year ago period. The Company has continued to add qualified, experienced managing directors to its team to support growth throughout the organization. At September 30, 2006, the Company had 129 managing directors compared to 109 at September 30, 2005 and 126 managing directors at June 30, 2006.

Occupancy expense increased by 34% during the third quarter 2006 to $2.6 million, from $2.0 million in the prior year quarter. Occupancy expense was $7.0 million for the nine months ended September 30, 2006 compared to $5.5 million in the prior year period. The increase is primarily due to the completion of the buildout of the new Chicago headquarters’ office, including one month of overlapping lease expense; the lease on our prior headquarters ran through the end of August and the lease for the new headquarters began on August 1, 2006.

Professional fees, which include fees paid for legal, accounting, consulting, and information systems consulting services, were $1.9 million during the third quarter 2006, increasing from $1.3 million in the prior year period. During the nine months ended September 30, 2006, professional fees increased by 47% to $4.8 million over the prior year period. A portion of wealth management fee revenue is used to pay third-party investment managers and the remaining amount of fees collected are utilized to cover costs associated with administering other aspects of the wealth management services that we provide to clients. Fees paid to third-party investment managers were $774,000 in the third quarter 2006 compared to $308,000 in the prior year quarter, an increase of 151%. For the nine months ended September 30, 2006, fees paid to third party investment managers were $2.0 million, compared to $735,000 in the prior year period, an increase of 130%. Marketing expense was $1.2 million during the third quarter 2006, even with the prior year quarter and increased 31% to $3.2 million for the nine months ended September 30, 2006 as compared to the prior year period. This increase year over year reflects events planned in connection with Company-wide marketing initiatives, as well as receptions and events at our existing offices.

During the first nine months of 2006, we amortized $459,000 in intangible assets, $127,000 related to our acquisition of a controlling interest in Lodestar and $332,000 related to our acquisition of The PrivateBank - Michigan, compared to $255,000 in the first nine months of 2005.

Minority Interest Expense

On December 30, 2002, The PrivateBank - Chicago acquired an 80% controlling interest in Lodestar. The Company records its 20% non-controlling interest in Lodestar related to Lodestar’s results of operations, in minority interest expense on the consolidated statement of income. For the quarters ended September 30, 2006 and 2005, we recorded $85,000 and $82,000 of minority interest expense, respectively.

  Income Taxes

The following table shows our income before income taxes, applicable income taxes and effective tax rate for the nine months ended September 30, 2006 and 2005, respectively (in thousands):

	Nine months ended September 30,
	2006	2005
Income before taxes	$42,366	$33,786
Income tax provision	13,572	11,116
Effective tax rate	32.0%	32.9%

The effective income tax rate varies from statutory rates principally due to certain interest income, which is tax-exempt for federal or state purposes, and certain expenses, which are disallowed for tax purposes. Income before taxes for the first nine months of 2006 grew 25% over the same period in 2005. Our effective tax rate was 32.0% at September 30, 2006 versus 32.9% in the prior year period.

Operating Segments Results

As described in Note 4 to the consolidated financial statements, our operations consist of five primary business segments: The PrivateBank - Chicago, The PrivateBank - St. Louis, The PrivateBank - Michigan, Wealth Management, and the Holding Company. The PrivateBank Mortgage Company results are included in The PrivateBank - Chicago segment. The PrivateBank - Wisconsin’s results are included in the results of The PrivateBank - St. Louis.

The profitability of The PrivateBank - Chicago is primarily dependent on net interest income, provision for loan losses, non-interest income and non-interest expense. Net income for The PrivateBank - Chicago for the nine months ended September 30, 2006 increased 20% to $30.2 million from $25.1 million at September 30, 2005. The growth in net income for the period resulted from improvements in net interest income, which was driven by increased volume in loans. Improvement in net interest income and non-interest income for the nine months ended September 30, 2006 more than offset increases in operating expenses associated with continued growth of The PrivateBank - Chicago as compared to the same period in 2005.

Total loans at The PrivateBank - Chicago increased by 27%, or $473.2 million, to $2.2 billion at September 30, 2006 as compared to total loans of $1.8 billion at September 30, 2005. Commercial real estate loans grew by 26%, commercial loans grew by 37%, and construction loans grew by 23% over prior year’s quarter. Of secured commercial and residential real estate loans in Chicago at September 30, 2006, 85% were located in Illinois, 3% were located in Florida and 2% were located in Wisconsin and Michigan. Approximately $187.1 million of commercial real estate loans were owner-occupied at September 30, 2006.

Total deposits increased by 23% to $2.4 billion at September 30, 2006, from $2.0 billion at September 30, 2005. Growth in money market deposits, brokered deposits, and other time deposits accounted for the majority of the deposit growth. Brokered deposits were $644.7 million at September 30, 2006 compared to $459.0 million in the prior year, an increase of 40%. Chicago core deposits grew by 17% year over year to $1.8 billion at September 30, 2006.

Financial results of The PrivateBank - St. Louis include the results of The PrivateBank - Wisconsin. Net income for The PrivateBank - St. Louis for the nine months ended September 30, 2006 increased 33% to $2.4 million as compared to $1.8 million in the prior year period. Net income for The PrivateBank - St. Louis included a net loss of $755,000 for the first nine months of 2006 from The PrivateBank - Wisconsin, which opened in 2005. Excluding the results of The PrivateBank - Wisconsin, net income of The PrivateBank - St. Louis increased by 17% year over year. The increase in net income of The PrivateBank - St. Louis resulted primarily from increases in net interest income, slightly offset by a 44% increase in the provision for loan losses due to overall growth in the loan portfolio and an increase in specific reserves during the first and second quarters.

Total loans at The PrivateBank - St. Louis increased 40% to $403.0 million at September 30, 2006 from $287.9 million at September 30, 2005, due to growth in commercial real estate, construction, residential, commercial, and personal loan categories. Of secured commercial and residential real estate loans in The PrivateBank - St. Louis portfolio, 77% were located in Missouri, 12% were located in Wisconsin and 5% were located in Florida at September 30, 2006. Included in St. Louis totals are Wisconsin loans of $59.9 million.

Total deposits increased by $117.3 million to $405.7 million at September 30, 2006 from $288.4 million at September 30, 2005. The majority of the deposit growth at The PrivateBank - St. Louis was due to increased money market, other time, and demand deposits during the nine months ended September 30, 2006 as compared to the prior year period. Core deposits grew 51% to $329.8 million at September 30, 2006. Included in St. Louis totals are Wisconsin deposits of $71.4 million.

The PrivateBank - Michigan had loans of $484.5 million at September 30, 2006 up from $362.4 million at September 30, 2005. This 34% increase in loan growth was mainly due to an increase in commercial real estate loans from September 30, 2005. Of secured commercial and residential real estate loans in The PrivateBank - Michigan portfolio, 94% were located in Michigan. Total deposits at The PrivateBank - Michigan increased by $102.0 million to $408.3 million at September 30, 2006, an increases of 33% from the September 30, 2005 balance. The majority of the deposit growth was due to increases in money market and other time deposits. Net income for The PrivateBank - Michigan for the nine months ended September 30, 2006 was $4.0 million.

Wealth Management includes investment management, personal trust and estate services, custodial services, retirement accounts and brokerage and investment services. Consolidated Wealth Management assets under management increased by 35%, or $718.6 million, to $2.8 billion at September 30, 2006 as compared to $2.1 billion at September 30, 2005. This growth was due to the addition of new assets under management and portfolio performance. Michigan’s assets under management have grown 100% year over year to $500.8 million at September 30, 2006 from $250.2 at September 30, 2005. Lodestar’s assets under management at September 30, 2006 were $739.3 million, compared to $674.3 million in the year earlier period. At September 30, 2006, Lodestar assets under management include $115.6 million of assets managed by the Wealth Management department for clients who have selected Lodestar as investment adviser, compared to $105.1 million at September 30, 2005. Excluding Lodestar and Michigan, assets under management for the Wealth Management segment were $1.7 billion at September 30, 2006, compared to $1.2 billion at September 30, 2005. Wealth management fee revenue increased to $10.2 million for the nine months ended September 30, 2006 compared to $7.2 million for the prior year period. The year-over-year increase in wealth management income was primarily due to the addition of new assets under management. Lodestar fee income increased by $257,000, or 9%, year over year. Net income for our Wealth Management segment increased by 67% to $1.3 million for the nine months ended September 30, 2006 from $801,000 for the same period in 2005.

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

The Holding Company Activities segment reported a net loss of $8.7 million for the nine months ended September 30, 2006 as compared to a net loss of $4.4 million for the nine months ended September 30, 2005. The increase in net loss for 2006 as compared to the prior year period reflects an increase in net interest expense primarily due to additional trust preferred securities interest expense and the drawdown on lines of credit with LaSalle Bank. Non-interest expense increased by 68% primarily resulting from increases in the expensing of restricted share grants and increases in professional fees. On September 29, 2005, the Company entered into a $65.0 million credit facility with LaSalle Bank. The credit facility replaced an existing $40.0 million revolving credit facility that was originally entered into in February 2000 with LaSalle.

The $65.0 million credit facility is comprised of a $40.0 million senior debt facility and $25.0 million of subordinated debt. The senior debt facility is comprised of a $250,000 term loan with a maturity of December 31, 2016, and a revolving loan with a maturity of December 1, 2006. Management expects to renew the revolving loan on an annual basis. The subordinated debt matures on December 31, 2016. The interest rate on the senior debt facility resets quarterly, and is based on, at the Company’s option, either the lender’s prime rate or three-month LIBOR plus 120 basis points, with a floor of 3.50%. The interest rate on the subordinated debt resets quarterly, and is equal to three-month LIBOR plus 135 basis points, with a floor of 3.50%. Currently, $20.75 million is available on the senior debt facility and $4.0 million is available on the subordinated debt facility. The subordinated debt qualifies as Tier 2 capital under applicable rules and regulations promulgated by the Board of Governors of the Federal Reserve System.

At September 30, 2006, the Company had $19.25 million outstanding on the senior debt facility and $21.0 million of subordinated debt outstanding. The credit facility is used for general corporate and other working capital purposes. The Company expects to further draw down on the facilities over the year to support continued balance sheet growth.

  FINANCIAL CONDITION

  Total Assets

Total assets increased to $3.9 billion at September 30, 2006, an increase of $379.6 million, or 11% over total assets of $3.5 billion at December 31, 2005, and an increase of $548.2 million, or 16% over total assets of $3.3 billion at September 30, 2005. The balance sheet growth during the nine months ended September 30, 2006 was due to loan growth throughout the Company offset by our withdrawal from the FHLB (Chicago) in May of 2006 and the resulting deleveraging of the balance sheet. Asset growth was funded primarily through core deposit growth and increases in brokered deposits.

Loans

Total loans increased to $3.1 billion at September 30, 2006, an increase of $528.6 million, or 20%, from $2.6 billion at December 31, 2005 and an increase of $714.9 million, or 30%, from $2.4 billion at September 30, 2005.

Company-wide, loan growth since December 31, 2005 has occurred primarily in the commercial real estate, commercial, and construction categories. The loan growth of $528.6 million experienced since December 31, 2005, net of inter-company eliminations, is composed of $86.7 million in loans at The PrivateBank - Michigan, growth in loans at The PrivateBank - Chicago of $371.9 million and $69.5 million at The PrivateBank - St. Louis.

The following table sets forth the composition of our loan portfolio net of unearned discount by category (in thousands) at the following dates:

	September 30, 2006	% loans to total loans	December 31, 2005	% loans to total loans	September 30, 2005	% loans to total loans
Loans
Commercial real estate	$1,336,663	43%	$1,073,711	41%	$973,153	41%
Multi-family	218,464	7%	195,140	7%	191,786	8%
Commercial	551,624	18%	436,416	17%	401,796	17%
Residential real estate	258,134	8%	221,786	9%	203,761	8%
Personal (1)	172,377	5%	148,670	6%	130,848	5%
Home Equity	138,334	4%	139,747	5%	147,676	6%
Construction	461,038	15%	392,597	15%	372,705	15%
Total loans, net of unearned discount	$3,136,634	100%	$2,608,067	100%	$2,421,725	100%

(1)	Includes overdraft lines.

The following table sets forth the composition of our commercial real estate loan portfolio net of unearned discount by property type and collateral location at September 30, 2006:

			Collateral Location				Loan Type as a % of total CRE
Loan Type	IL	MO	MI	WI	FL	Other
Construction:
Residential 1-4 Family	7.13%	2.15%	0.83%	0.58%	0.36%	0.39%	11.44%
Multi-Family	4.15%	0.67%	0.03%	0.00%	0.00%	0.06%	4.91%
Other	4.28%	1.09%	0.23%	0.25%	0.00%	0.36%	6.21%
Total Construction	15.56%	3.91%	1.09%	0.83%	0.36%	0.81%	22.56%

Commercial Real Estate:
Vacant Land	11.04%	1.61%	3.17%	0.41%	0.69%	1.62%	18.54%
Residential 1-4 Family	5.14%	1.43%	0.90%	0.41%	0.52%	1.19%	9.59%
Multi-Family	8.46%	1.01%	0.65%	0.39%	0.00%	0.24%	10.75%
Mixed Use	3.05%	1.81%	1.55%	0.07%	0.00%	0.03%	6.51%
Office	7.29%	0.92%	2.77%	0.57%	0.06%	0.87%	12.48%
Warehouse	5.70%	0.12%	0.40%	0.11%	0.06%	0.58%	6.97%
Retail	4.65%	0.30%	1.74%	0.06%	0.12%	1.41%	8.28%
Other	2.16%	0.08%	0.90%	0.06%	0.80%	0.32%	4.32%
Total Commercial Real Estate	47.49%	7.28%	12.08%	2.08%	2.25%	6.26%	77.44%

Total Commercial Real Estate & Construction	63.05%	11.19%	13.17%	2.91%	2.61%	7.07%	100.00%

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

We maintain an allowance for loan losses sufficient to absorb credit losses inherent in our loan portfolio. The allowance for loan losses represents our estimate of probable losses in the portfolio at each balance sheet date and is supported by available and relevant information. The allowance contains provisions for probable losses that have been identified relating to specific borrowing relationships, as well as probable losses inherent in the loan portfolio and credit undertakings that are not specifically identified. Management’s application of the methodology for determining the allowance for loan losses resulted in an allowance for loan losses of $34.7 million at September 30, 2006 compared with $29.4 million at December 31, 2005. The increase in the provision from December 31, 2005 reflects management’s judgment about the generalized risk of real estate related lending in our various markets, the addition of new lending personnel as well as strong loan growth from all existing offices in the third quarter 2006. We believe that the allowance for loan losses is adequate to provide for estimated probable credit losses inherent in our loan portfolio.

The allowance for loan losses as a percentage of total loans was 1.11% at September 30, 2006, down from 1.13% at December 31, 2005 and 1.15% at September 30, 2005. Net charge-offs totaled $824,000 for the nine months ended September 30, 2006 versus net recoveries of $436,000 in the year earlier period. The provision for loan losses was $6.1 million for the nine months ended September 30, 2006, versus $4.8 million for the nine months ended September 30, 2005.

Following is a summary of changes in the allowance for loan losses for the nine months ended September 30, 2006 and 2005 (in thousands):

	2006	2005
Balance, January 1	$29,388	$18,986
Provisions charged to earnings	6,129	4,848
Addition of The PrivateBank - Michigan loan loss reserve	-	3,614
Loans charged-off, net of recoveries	(824)	436
Balance, September 30	$34 693	$27,884

The following table shows our allocation of the allowance for loan losses by specific category at the dates shown.

	September 30, 2006		December 31, 2005		September 30, 2005
Allocation of the Allowance for Loan Losses ($ in thousands)	Amount	% of allowance to total allowance	Amount	% of loans to total loans	Amount	% of allowance to total allowance
Allocated Inherent Reserve:
CRE Loans	$17,545	51%	$12,975	44%	$11,868	43%
Commercial Loans	6,275	18%	6,453	22%	5,925	21%
Residential Loans	507	1%	419	1%	513	2%
Personal Loans	1,962	6%	1,714	6%	1,575	6%
Home Equity Loans	230	1%	277	1%	407	1%
Construction Loans	6,051	17%	4,686	16%	4,414	16%
Allocated Inherent Reserve	32,570	94%	26,524	90%	24,702	89%
Specific Reserve	150	--	--	--	--	--
Unallocated Inherent Reserve	1,973	6%	2,864	10%	3,182	11%
Total Reserve for Credit Losses	$34,693	100%	$29,388	100%	$27,884	100%

We considered various qualitative and quantitative factors about the loan portfolio in determining the level of the allowance for loan losses. Under our methodology, the allowance for loan losses is comprised of the following components:

Allocated Inherent Component of the Reserve

The allocated portion of the allowance for loan losses is based on loan type and by loan risk within each loan type. The Company assigns each of its loans a risk rating at the time of loan origination and either confirms or changes the risk rating at the time of subsequent reviews, loan renewals or upon default. The loss allocations are based on a combination of a historical analysis of the Company’s losses and adjustment factors deemed relevant by management. The adjustment factors take into account banking industry-wide loss statistics, current facts and circumstances, and long-term economic trends. During the second quarter 2005, the historical analysis was enhanced to include a five-year migration analysis of the Company’s losses and the documentation of the loss adjustment factors was augmented.

The allocated inherent component of the reserve increased by $6.1 million during the first nine months of 2006, from $26.5 million at December 31, 2005 to $32.6 million at September 30, 2006. The increase in the allocated portion of the reserve reflects higher loan volumes, particularly construction and commercial real estate loans.

Specific Component of the Reserve

For loans where management deems either the amount or the timing of the repayment to be significantly impaired, there are specific reserve allocations established. The specific reserve is based on a loan’s current value compared to the present value of its projected future cash flows, collateral value or market value, as is relevant for the particular loan pursuant to SFAS 114, “Accounting by Creditors for Impairment of a Loan.” As of September 30, 2006, management concluded that there were two commercial loans in the St. Louis portfolio that required specific reserves and one loan in the Chicago portfolio that required specific reserves.

The specific component of the reserve increased by $974,000 during the first nine months of 2006 to $150,000 at September 30, 2006 after giving effect to $824,000 in net charge-offs during the period, from zero at December 31, 2005.

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

The unallocated inherent component of the reserve decreased by $891,000 for the first nine months of 2006, from $2.9 million at December 31, 2005 to $2.0 million at September 30, 2006.

Nonperforming Loans

The following table classifies our non-performing loans as of the dates shown:

	9/30/06	6/30/06	3/31/06	12/31/05	9/30/05
	(dollars in thousands)
Nonaccrual loans	$588	$1,721	$3,228	$663	$472
Loans past due 90 days or more	1,260	1,262	1,080	280	744
Total nonperforming loans	1,848	2,983	4,308	943	1,216
OREO	480	203	235	393	211
Total nonperforming assets	$2,328	$3,186	$4,543	$1,336	$1,427
Total nonaccrual loans to total loans	0.02%	0.06%	0.12%	0.03%	0.02%
Total nonperforming loans to total loans	0.06%	0.10%	0.15%	0.04%	0.05%
Total nonperforming assets to total assets	0.06%	0.09%	0.12%	0.04%	0.04%

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

Nonaccrual loans were $588,000 at September 30, 2006 as compared to $663,000 at December 31, 2005 and $472,000 at September 30, 2005. Loans delinquent over 90 days increased by $980,000 since December 31, 2005 to $1.3 million.

The $480,000 of OREO property at September 30, 2006 is comprised of $203,000 of property in the Detroit metropolitan area and $277,000 of property acquired by TrustCo, the 100% owned subsidiary of The PrivateBank - St. Louis, during the third quarter.

Investment Securities

The amortized cost and the estimated fair value of securities at September 30, 2006 and December 31, 2005, were as follows (in thousands):

	Investment Securities — Available-for-Sale
	September 30, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agency mortgage backed securities and collateralized mortgage obligations	$243,916	$544	$(3,567)	$240,894
Tax exempt municipal securities	194,165	13,331	(2)	207,494
Taxable municipal securities	3,825	--	(1)	3,824
Federal Home Loan Bank stock	3,738	--	--	3,738
Other	2,918	2	--	2,920
Total	$448,562	$13,877	$(3,570)	$458,869

	Investment Securities — Available-for-Sale
	December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agency mortgage backed securities and collateralized mortgage obligations	$319,525	$941	$(4,212)	$316,254
Tax exempt municipal securities	214,895	15,356	(43)	230,208
Taxable municipal securities	3,825	1	—	3,826
Federal Home Loan Bank stock	142,396	—	—	142,396
Other	2,467	--	—	2,467
Total	$683,108	$16,298	$(4,255)	$695,151

All securities are classified as available-for-sale and may be utilized as part of our asset/liability management strategy in response to changes in interest rates, liquidity needs or significant prepayment risk. Available-for-sale securities are carried at fair value, with related unrealized net gains or losses, net of deferred income taxes, recorded as an adjustment to equity capital. At September 30, 2006, reported stockholders’ equity reflected unrealized securities gains net of tax of $6.8 million, a decrease of $634,000 from $7.4 million at December 31, 2005.

During the third quarter 2006, our investment securities portfolio decreased 8% to $458.9 million from $499.8 million at the end of the second quarter 2006, and down 34% from December 31, 2005 due to the redemption of $138.5 million of FHLB (Chicago) stock during the second quarter 2006 and the sale of approximately $40.1 million of other securities at market. Securities sold consist primarily of selected municipal bonds and mortgage-backed securities and collateralized mortgage obligations. With the withdrawal from the FHLB (Chicago) in the second quarter and the change in the interest rate environment, adjustments to the investment portfolio worked to maintain the desired asset/liability position. Total securities represented less than 12% of total assets at September 30, 2006, compared to 22% in the prior year period.

During the third quarter, the Company also retired an interest rate swap that previously was used to hedge its investment position in municipal bonds. Retiring this interest rate derivative will eliminate the earnings volatility that it created in past quarters.

Securities available-for-sale decreased to $458.9 million at September 30, 2006 from $695.2 million as of December 31, 2005. U.S. government agency mortgage backed securities and collateral mortgage obligations decreased by $75.4 million at September 30, 2006 as compared to year-end due to the sale of selected securities and run off. Given the current yield curve and our strong loan growth, we expect the securities portfolio to remain at current levels or decrease slightly due to run-off; we do not currently plan to substantially add to the securities portfolio.

  Deposits and Funds Borrowed

The following table presents the balances of deposits by category and each category as a percentage of total deposits at September 30, 2006 and December 31, 2005:

	September 30,		December 31,
	2006		2005
	Balance	Percent of Total	Balance	Percent of Total
	(dollars in thousands)
Non-interest bearing demand	$280,478	9%	$252,625	9%
Savings	12,411	0%	14,596	1%
Interest-bearing demand	115,531	4%	132,787	5%
Money market	1,315,521	40%	1,257,757	44%
Brokered deposits	720,673	22%	586,605	21%
Other time deposits	794,208	25%	579,013	20%
Total deposits	$3,238,822	100%	$2,823,383	100%

Total deposits of $3.2 billion at September 30, 2006 represent an increase of $415.4 million or 15% as compared to total deposits of $2.8 billion as of December 31, 2005. Core deposit growth, which represents total deposits less brokered deposits, increased 13% over the past three quarters. Non-interest-bearing demand deposits increased by 11% to $280.5 million at September 30, 2006 as compared to $252.6 million at December 31, 2005. Interest-bearing demand deposits decreased 13% to $115.5 million as compared to $132.8 million at December 31, 2005. Money market accounts remained relatively flat at $1.3 billion at September 30, 2006 and December 31, 2005. Brokered deposits increased by 23% or $134.1 million to $720.7 million at September 30, 2006 as compared to $586.6 million at December 31, 2005. Other time deposits increased by 37% to $794.2 million as compared to $579.0 million at year-end 2005.

We continue to utilize brokered deposits as a source of funding for growth in the loan portfolio. Our brokered deposits to total deposits ratio was 22% at September 30, 2006 compared to 21% at December 31, 2005. We have issued certain brokered deposits that include call option provisions, which provide us with the opportunity to redeem the certificates of deposit on a specified date prior to the contractual maturity date.

As of September 30, 2006, we held thirteen outstanding brokered deposits containing unexercised call provisions. We have brokered deposits with eleven different brokers and we receive periodic information from other brokers regarding potential deposits. The scheduled maturities of brokered deposits, net of unamortized prepaid broker commissions, as of September 30, 2006, for the fourth quarter 2006, 2007 quarters and fiscal years 2008 through 2010 and thereafter, are as follows:

Scheduled Maturities of Brokered Deposits
net of unamortized prepaid brokered commissions
at September 30, 2006
Maturity Date	Rate (1)	9/30/2006
4th quarter 2006	4.96%	166,382
1st quarter 2007	4.87%	175,829
2nd quarter 2007	5.04%	147,719
Remainder 2007	4.66%	54,400
2008 (2)	4.24%	40,551
2009 - 2010 (3)	4.54%	45,399
Thereafter (4)	5.21%	92,466
Unamortized prepaid broker commissions		(2,073)
Total brokered deposits, net of unamortized prepaid broker commissions		$720,673

(1)	Represents the all-in rate of each brokered deposit.
(2)	This segment includes a callable $14.9 million brokered deposit with a maturity date of 3/26/2008 which is callable monthly.
(3)
This segment includes a $5.0 million brokered deposit with a maturity date of 6/12/09 which is callable monthly and a $1.6 million brokered deposit with a maturity date of 5/19/2010 callable quarterly.

(4)
This segment includes several callable deposits: a $3.5 million brokered deposit with a maturity date of 11/19/2012 callable semi-annually; a $9.8 million brokered deposit with a maturity date of 2/11/2013 callable monthly; a $9.9 million brokered deposit with a maturity date of 1/21/2014 callable monthly; a $9.9 million brokered deposit with a maturity date of 12/17/2014 callable monthly; a $7.3 million brokered deposit with a maturity of 1/28/2015 callable semi-annually; a $11.9 million brokered deposit with a maturity date of 2/27/2019 callable monthly; a $9.2 million brokered deposit with a maturity date of 3/12/2024 callable semi-annually; a $6.7 million zero coupon brokered deposit with a maturity date of 3/18/2024, an effective yield of 5.82% and callable semi-annually; a $8.4 million brokered deposit with a maturity date of 4/23/2024 callable monthly; and a $6.7 million brokered deposit with a maturity date of 6/30/2025, and semi-annually thereafter.

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

During the third quarter of 2006, our reliance on FHLB borrowings as a funding source decreased by $183.1 million from December 31, 2005. FHLB borrowings totaled $62.0 million at September 30, 2006 compared to $327.1 million at September 30, 2005 and $245.1 million at December 31, 2005. Included in the September 30, 2006 balance are The PrivateBank - Michigan FHLB borrowings of $45.0 million and The PrivateBank - St. Louis borrowings of $17.0 million. As a result of our withdrawal of membership from the FHLB (Chicago), we retired or sold $148.9 million of FHLB (Chicago) borrowings. The FHLB requires us to pledge collateral in connection with obtaining FHLB advances. Our pledged collateral consists of residential real estate loans and certain qualifying multi-family loans and investment securities.

On September 29, 2005, the Company entered into a $65.0 million credit facility with LaSalle Bank. The $65.0 million credit facility is comprised of a $40.0 million senior debt facility and $21.0 million of subordinated debt. The senior debt facility is comprised of a $250,000 term loan with a maturity of December 31, 2016, and a revolving loan with a maturity of December 1, 2006. Management expects to renew the revolving loan on an annual basis. The subordinated debt matures on December 31, 2016. The interest rate on the senior debt facility resets quarterly, and is based on, at the Company’s option, either the lender’s prime rate or three-month LIBOR plus 120 basis points, with a floor of 3.50%. The interest rate on the subordinated debt resets quarterly, and is equal to three-month LIBOR plus 135 basis points, with a floor of 3.50%. Currently, $4.0 million is available on the subordinated debt facility. The subordinated debt qualifies as Tier 2 capital under applicable rules and regulations promulgated by the Board of Governors of the Federal Reserve System.

At September 30, 2006, the Company had $19.25 million outstanding on the senior debt facility and $21.0 million of subordinated debt outstanding. The credit facility is used for general corporate and other working capital purposes. The Company expects to further draw down on the facilities over the next year to support continued balance sheet growth.

  Capital Resources

Stockholders’ equity rose to $268.2 million at September 30, 2006, an increase of $29.6 million from December 31, 2005 stockholders’ equity of $238.6 million, due primarily to year to date 2006 net income of $28.8 million.

At September 30, 2006, $87.2 million of our total $98.0 million outstanding trust-preferred securities were treated as Tier 1 capital. The Company and its banking subsidiaries are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors, and the regulators can lower classifications in certain areas. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements.

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

The following table sets forth our consolidated regulatory capital amounts and ratios as of September 30, 2006 and 2005, and December 31, 2005:

	September 30,						December 31,
	2006			2005			2005
	Capital	“Well-capital-ized” Standard	Excess/ (Deficit) Capital	Capital	“Well-capital-ized” Standard	Excess/ (Deficit) Capital	Capital	“Well-capital-ized” Standard	Excess/ (Deficit) Capital
Dollar basis:
Tier 1 leverage capital	$280,341	$193,077	$87,264	$226,970	158,596	$68,374	$238,552	$166,110	$74,442
Tier 1 risk-based capital	280,431	194,360	85,981	226,970	154,952	72,019	238,552	166,183	72,370
Total risk-based capital	346,881	323,933	22,948	264,643	258,253	6,390	294,894	276,971	17,923
Percentage basis:
Leverage ratio	7.26%	5.00%		7.16%	5.00%		7.18%	5.00%
Tier 1 risk-based capital ratio	8.65	6.00		8.79	6.00		8.61	6.00
Total risk-based capital ratio	10.71	10.00		10.25	10.00		10.65	10.00
Total equity to total assets	6.92			6.93			6.82
Tangible capital ratio	5.25			4.97			4.96

To be considered “well-capitalized,” an entity must maintain a leverage ratio of at least 5.0%, a Tier 1 risk-based capital ratio of at least 6.0%, and a total risk-based capital ratio of at least 10.0%. To be “adequately capitalized,” a bank must maintain a leverage ratio of at least 4.0%, a Tier 1 risk-based capital ratio of at least 4.0%, and a total risk-based capital ratio of at least 8.0%. At September 30, 2006, the Company and each of the banking subsidiaries exceeded the minimum levels of all regulatory capital requirements, and were considered “well-capitalized” under regulatory standards.

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

Net cash provided by operations totaled $14.1 million in the nine months ended September 30, 2006 compared to net cash provided by operations of $13.8 million in the prior year period. Net cash outflows from investing activities totaled $304.3 million in the first nine months of 2006 compared to a net cash outflow of $455.3 million in the prior year period primarily due to loan growth, securities sales and reduced securities purchases. Cash inflows from financing activities in the first nine months of 2006 totaled $352.9 million compared to a net inflow of $445.3 million in the first nine months of 2005.

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

Our asset/liability policy currently limits our use of brokered deposits to levels no more than 40% of total deposits. As a result of our withdrawal from the FHLB (Chicago) and repayment and sale of our FHLB (Chicago) advances, along with continued strong loan growth, brokered deposits have increased to 22% of total deposits at September 30, 2006 compared to 21% of total deposits at September 30, 2005. We do not expect our 40% threshold limitation to limit our ability to implement our growth plan.

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

    As market interest rates continued to decline to historic lows in the second half of 2002, the value of our long-term tax-exempt bank-qualified municipal bond portfolio increased. In order to protect this gain should rates rise, we entered into a $25.0 million swap agreement whereby we sold the 10-year swap and bought three-month LIBOR to act as an economic hedge to a portion of our long municipal bonds. Given the current interest rate environment, we deemed it appropriate to retire this interest rate swap during the third quarter 2006.  Another interest rate swap we entered into was designated as a fair value hedge of a fixed rate $20.0 million brokered deposit. We agreed to receive a 4.6% fixed rate in exchange for payment of three month LIBOR minus 12.5 basis points on an agreed upon notional amount of $20.0 million. This interest rate swap matured on June 28, 2006.

Changes in market rates give us the opportunity to make changes to our investment security portfolio as part of the implementation of our asset liability management strategies. Throughout 2005 and 2006, we continued to replace specific investment securities with alternative investment securities with greater risk/reward parameters on a selective basis. Our net interest margin decreased to 3.47% in the third quarter 2006 as compared to 3.53% in the prior year period. During 2005 and the first half of 2006 our costs on wholesale funds, short-term borrowings and deposits outpaced the increase in earning asset yields due to the shape of the yield curve and increases in the prime rate of interest. Approximately 70% of the loan portfolio is indexed to the prime rate of interest or otherwise adjusts with other short-term interest rates.

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

We have structured our assets and liabilities to mitigate the risk of either a rising or falling interest rate environment. We manage our gap position at the one-year horizon. Depending upon our assessment of economic factors such as the magnitude and direction of projected interest rates over the short- and long-term, we generally operate within guidelines set by our asset/liability management policy and attempt to maximize our returns within an acceptable degree of risk. Our policy states that we shall maintain a rate-sensitive assets to rate-sensitive liabilities position at the one-year horizon between 70% and 130%. Our position at September 30, 2006 was 83.3% as compared to 96.0% at December 31, 2005 and was within the guidelines of our policy. We have continued to maintain our gap position set by our policy guidelines and expect to continue to operate in this manner as long as the general rate structure of the economy and our business opportunities remain consistent. Therefore, generally speaking, a short-term rise in interest rates will positively impact our earnings, while a short-term drop in interest rates would negatively impact our earnings.

Interest rate changes do not affect all categories of assets and liabilities equally or simultaneously. There are other factors that are difficult to measure and predict that would influence the effect of interest rate fluctuations on our income statement. For example, a rapid drop in interest rates might cause our loans to repay at a more rapid pace and certain mortgage-related investments to prepay more quickly than projected. This could mitigate some of the benefits of falling rates that are expected when negatively gapped. Conversely, a rapid rise in rates could give us an opportunity to increase our margins and stifle the rate of repayment on our mortgage-related loans, which would increase our returns. The following tables illustrate our estimated interest rate sensitivity and periodic and cumulative gap positions calculated as of September 30, 2006 and December 31, 2005:

	September 30, 2006 Time to Maturity or Repricing
	0-90 days	91-365 days	1-5 years	Over 5 years	Total
(dollars in thousands)
Interest-Earning Assets
Net loans	$1,905,825	$302,276	$844,342	$49,498	$3,101,941
Investments	9,996	39,638	183,770	218,156	451,560
FHLB stock	3,738	--	--	--	3,738
Federal funds sold	32,993	--	--	--	32,993
Total interest-earning assets	$1,952,552	$341,914	$1,028,112	$267,654	$3,590,232
Interest-Bearing Liabilities
Interest-bearing demand deposits	$--	$--	$--	$115,531	$115,531
Savings deposits	12,411	--	--	--	12,411
Money market deposits	1,315,521	--	--	--	1,315,521
Time deposits	378,599	346,756	68,464	389	794,208
Brokered deposits	164,309	371,220	92,678	92,466	720,673
Funds borrowed	156,829	8,000	148,000	21,029	333,858
Total interest-bearing liabilities	$2,027,669	$725,976	$309,142	$229,415	$3,292,202
Cumulative
Rate sensitive assets (RSA)	$1,952,551	$2,294,465	$3,322,577	$3,590,232
Rate sensitive liabilities (RSL)	2,027,668	2,753,644	3,062,787	3,292,202
GAP (GAP=RSA-RSL)	(75,117)	(459,179)	259,790	298,030
RSA/RSL	96.30%	83.32%	108.48%	109.05%
RSA/Total assets	50.36%	59.18%	85.70%	92.61%
RSL/Total assets	52.30%	71.03%	79.00%	84.92%
GAP/Total assets	-1.94%	-11.84%	6.70%	7.69%
GAP/Total RSA	-2.09%	-12.79%	7.24%	8.30%

	December 31, 2005 Time to Maturity or Repricing
	0-90 days	91-365 days	1-5 years	Over 5 years	Total
	(dollars in thousands)
Interest-Earning Assets
Net loans	$1,718,484	$205,543	$625,756	$34,165	$2,583,948
Investments	74,004	40,212	222,383	252,764	589,363
FHLB stock	142,396	—	—	—	142,396
Federal funds sold	12,770	—	—	—	12,770
Total interest-earning assets	$1,947,654	$245,755	$848,139	$286,929	$ 3,328,477
Interest-Bearing Liabilities
Interest-bearing demand deposits	$—	$—	$—	$132,787	$132,787
Savings deposits	14,596	—	—	—	14,596
Money market deposits	1,257,757	—	—	—	1,257,757
Time deposits	261,445	252,319	64,922	326	579,012
Brokered deposits	67,763	255,771	167,782	108,833	600,149
Funds borrowed	109,301	65,634	117,045	103,000	394,980
Total interest-bearing liabilities	$1,710,862	$573,724	$349,749	$344,946	$2,979,281
Cumulative
Rate sensitive assets (RSA)	$1,947,654	$2,193,409	$3,041,548	$3,328,477
Rate sensitive liabilities (RSL)	1,710,862	2,284,586	2,634,335	2,979,281
GAP (GAP=RSA-RSL)	236,792	(91,177)	407,213	349,196
RSA/RSL	113.84%	96.01%	115.46%	111.72%
RSA/Total assets	55.74%	62.77%	87.05%	95.26%
RSL/Total assets	48.96%	65.38%	75.39%	85.26%
GAP/Total assets	6.78%	-2.61%	11.65%	9.99%
GAP/Total RSA	7.11%	-2.74%	12.23%	10.49%

The following table shows the impact of immediate 200 and 100 basis point changes in interest rates as of September 30, 2006 and December 31, 2005. The effects are determined through the use of a simulation model based on our interest-earning asset and interest-bearing liability portfolios, assuming the size of these portfolios remains constant from the balance sheet date throughout the one-year measurement period. The simulation assumes that assets and liabilities accrue interest on their current pricing basis. Assets and liabilities then reprice based on their terms and remain at that interest rate through the end of the measurement period. The model attempts to illustrate the potential change in net interest income if the foregoing occurred.

	September 30, 2006				December 31, 2005
	-200 Basis Points	-100 Basis Points	+100 Basis Points	+200 Basis Points	-200 Basis Points	-100 Basis Points	+100 Basis Points	+200 Basis Points
Percentage change in net interest income due to an immediate 100 and 200 basis point change in interest rates over a one-year time horizon	-8.4%	-3.6%	2.4%	4.5%	-13.9%	-6.4%	3.9%	7.2%

This table shows that if there had been an instantaneous parallel shift in the yield curve of -100 basis points on September 30, 2006, net interest income would decrease by 3.6% over a one-year period. The measurement of a -200 basis point instantaneous parallel shift in the yield curve at September 30, 2006 would result in a decline in net interest income of 8.4% over a one-year period versus a decline of 13.9% at December 31, 2005. At December 31, 2005, if there had been an instantaneous parallel shift in the yield curve of -100 we would have suffered a decline in net interest income of 6.4%. Conversely, a shift of +200 basis points would increase net interest income 4.5% over a one-year horizon based on September 30, 2006 balances, as compared to an increase of net interest income of 7.2% measured on the basis of the December 31, 2005 portfolio.

Changes in the effect on net interest income from the presented basis point movements at September 30, 2006, compared to December 31, 2005 are due to the timing and nature of the repricing of rate sensitive assets to rate sensitive liabilities over a one year time frame. The difference in the effect on net interest income a September 30, 2006 as compared to December 31, 2005 is due to differences in timing, balances, and the magnitude of rate changes on the repricing assets and liabilities.

The table presented above reflects that the Company is less interest rate sensitive at September 30, 2006 as compared to December 31, 2005. There are several factors contributing to the Company becoming less interest rate sensitive as of September 30, 2006, including the incremental increase in certain fixed rate loan products and reduction of certain portions of our collateralized mortgage obligation portfolio and FHLB stock position. Additionally, the Company’s borrowed funds have a shorter duration when comparing September 30, 2006 to December 31, 2005, further reducing interest rate sensitivity.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2006 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by the Company during the quarter ended September 30, 2006 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

Period	(a) Total Number of Shares Purchased	(b) Average Price paid per Share	(c) Total Number of Shares Purchased as part of publicly announced Plans or Programs	(d) Maximum Number of Shares that may be purchased under the Plans/Program (1)(3)
07/01/2006 - 07/31/2006	--	--	--	222,792
08/01/2006 - 08/31/2006	--	--	--	222,792
09/01/2006 - 09/30/2006	--	--	--	222,792
Total	--	--	--	222,792
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

10.1	Form of Restricted Stock Award Agreement pursuant to the PrivateBancorp, Inc. Incentive Compensation Plan (as amended)
10.2	Form of Non-Qualified Stock Option Agreement pursuant to the PrivateBancorp, Inc. Incentive Compensation Plan (as amended)
15.0	Acknowledgment of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.0	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Report of Independent Registered Public Accounting Firm.

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

Date: November 9, 2006

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

10.1	Form of Restricted Stock Award Agreement pursuant to the PrivateBancorp, Inc. Incentive Compensation Plan. (as amended)
10.2	Form of Non-Qualified Stock Option Agreement pursuant to the PrivateBancorp, Inc. Incentive Compensation Plan (as amended)
15.0	Acknowledgment of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.0	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Report of Independent Registered Public Accounting Firm.