Form 10-K
period 2006-12-31
PRIVATEBANCORP, INC
filed 2007-02-28
CIK 889936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 000-25887

(Exact name of Registrant as specified in its charter)

Delaware	36-3681151
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

70 W. Madison Street, Chicago, Illinois 60602
(Address of principal executive offices)

(312) 683-7100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, no par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

Large accelerated filer ☒     Accelerated filer  ☐     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting common equity of the Registrant held by non-affiliates of the Registrant was approximately $727,563,076 based on the closing price of the common stock of $41.41 on June 30, 2006, as reported by the NASDAQ National Market.

As of February 15, 2007, the Registrant had outstanding 22,029,205 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders are incorporated by reference into Part III.

FORM 10-K

PART I

ITEM 1.	BUSINESS

Overview

We organized PrivateBancorp, Inc. as a Delaware corporation in 1989 to serve as the holding company for a Chicago-based de novo (or start-up) bank—The PrivateBank and Trust Company—designed to provide distinctive, highly-personalized, premium financial services primarily to privately-held businesses, affluent individuals, wealthy families, professionals, entrepreneurs, real estate investors and their business interests. Since then, PrivateBancorp has expanded into multiple geographic markets in the Midwest and Southeastern United States through both the creation of de novo banks and branch offices, and the acquisition of existing banks. Each of our five bank subsidiaries operates under The PrivateBank name and at each bank a local, senior management team comprised of seasoned commercial and private bankers directs the activities of the local bank.

As the financial services industry has consolidated, and smaller, independent banks have been acquired by national, multi-bank holding companies, many financial institutions have focused on a mass-market approach using automated and formulaic customer service that de-emphasizes personal contact. We believe that the centralization of decision-making power at these large institutions has resulted in disruption of client relationships as frontline bank employees who have limited decision-making authority fill little more than a processor role for their customers. At many of these large institutions, services are provided by employees in the “home office” who evaluate requests without the benefit of personal contact with the customer or an overall view of the customer’s relationship with the institution.

We believe that this trend has been particularly frustrating to affluent individuals, professionals, owners of closely held businesses and commercial real estate investors who traditionally have been accustomed to dealing directly with senior bank executives. These clients typically seek financial service relationships managed by a local decision-maker that can deliver a prompt response to their requests and custom tailor a banking solution to meet their needs. We continue to take advantage of the market opportunity we identified in 1989 when we started PrivateBancorp.

Our business model puts decision-making power in the hands of commercial and private bankers in the local markets in which we operate, and our bankers give our clients highly personalized service. Using the European tradition of “private banking” as our model, we provide our clients with traditional individual and corporate banking services as well as access to mortgage loans offered through The PrivateBank Mortgage Company, a subsidiary of The PrivateBank and Trust Company, and wealth management services offered through PrivateBancorp’s wealth management division, which includes Lodestar Investment Counsel, LLC (“Lodestar”), an asset management company and subsidiary of PrivateBancorp. Our goal is to be the primary source of financial products and services for our clients. We strive to develop a valued relationship with our clients, using an experienced team of managing directors to serve our client’s needs, and by tailoring our products and services to consistently meet those needs.

We have organized our banking operations under separate charters in the five metropolitan markets we serve. Our Milwaukee office operated as a branch of The PrivateBank – St. Louis as of December 31, 2006; but it became a stand-alone national bank, The PrivateBank, N.A., which we refer to as The PrivateBank – Wisconsin, effective January 2, 2007. Our sixth bank subsidiary, The PrivateBank – Kansas City, is a de novo bank in formation. We expect this bank will be granted a charter by the Office of Thrift Supervision (the “OTS”) in mid-2007. This office currently operates as a branch office of The Private Bank – St. Louis.

Following is a list of our current bank subsidiaries. The geographic references following the name of each bank in the list below serves to distinguish the banks for purposes of the discussion in this document:

•	The PrivateBank and Trust Company, which we also refer to as The PrivateBank – Chicago,

•	The PrivateBank – St. Louis (which, until January 2, 2007, included The PrivateBank – Wisconsin)

•	The PrivateBank – Wisconsin

•	The PrivateBank – Michigan, and

•	The PrivateBank – Georgia

Our managing directors are strategically located in 18 banking locations in addition to the offices of Lodestar and The PrivateBank Mortgage Company. Following is an overview of each of our geographic markets and our office locations within these markets:

•	Chicago—We have eight offices in the Chicago metropolitan area. These offices are strategically located in downtown Chicago and Chicago’s Gold Coast neighborhood; in the affluent North Shore communities of Wilmette, Winnetka and Lake Forest; in Oak Brook, centrally located in the west suburban DuPage County; and in St. Charles and Geneva, in the far western Fox Valley area.

•	St. Louis—We have two offices in the St. Louis metropolitan area. These offices are strategically located in the near west suburban area of St. Louis, which is the leading business center of the metropolitan area, and in the western suburb of Chesterfield, which is a newer business, shopping, and residential area.

•	Wisconsin—We have one office in downtown Milwaukee, which as of December 31, 2006, was an office of The PrivateBank – St. Louis. This Milwaukee office became a stand-alone national bank, The PrivateBank, N.A., effective January 2, 2007.

•	Michigan—We have three offices in the Detroit metropolitan area. These offices are strategically located in the north suburban Detroit communities of Bloomfield Hills, Grosse Pointe and Rochester, Michigan.

•	Georgia—We have three offices in the Atlanta metropolitan area. These offices are strategically located in the Buckhead area of Atlanta, which is a high growth business, shopping, and residential district of Atlanta, and the north suburban communities of Norcross and Alpharetta, Georgia. We acquired the Buckhead and Norcross offices on December 13, 2006 when we completed our acquisition of Piedmont Bancshares, Inc. and its subsidiary bank, Piedmont Bank of Georgia. Subsequent to the acquisition, The PrivateBank – Georgia established its third office in Alpharetta.

The PrivateBank Approach

We are a client-driven organization and believe we have developed a unique approach to private banking designed to provide our clients with superior service. We emphasize personalized client relationships and custom-tailored financial services, complemented by the convenience of technology. We target the affluent segment of the market because we believe that there is significant unmet demand for personalized services within this segment, and also because we believe it offers significant growth potential. The key aspects of our private banking approach are:

•	Personal Relationships. Our approach begins with the development of strong, dedicated, valued relationships with our clients. Clients are matched with a team of individuals headed by a managing director, who is the client’s central point of contact with us. Our 148 managing directors and associate managing directors, who are senior financial professionals, act as the financial partners of our clients, working with them to identify and service their banking needs. By dedicating a team of executives to each client, we are able to build ongoing relationships that allow our managing directors to use their increasing knowledge of the client’s financial history and goals to quickly adapt our services to the client’s individual needs. The purpose of this approach is to give our clients a sense of security and continuity of personal service in their banking relationship. On the basis of this trust and confidence, we then seek to expand the scope of services provided to each client, often including banking needs related to the business affairs of our clients. Satisfied clients provide our most fertile source of new business and new client referrals as well. While we encourage our clients to contact us directly, we also utilize technology to complement and enhance client service. We offer products such as Private NetBanking and Business NetBanking, Master Money debit cards and Private Line Access, our voice-response communication system, to enhance, not replace, personal contact. This technology allows us to afford our clients the convenience of accessing our services from remote locations at any time of day. Clients may also make deposits remotely using our PrivateDeposit merchant capture service.

Most clients can connect to Trust Plus Online Access, Private NetBanking, and Business NetBanking directly through the Internet. Clients can also connect to PrivateLine Access directly through the telephone. Through these services clients can access information regarding their wealth management account balances and recent transactions, access loan and deposit information, transfer funds among deposit accounts, utilize a bill payment service with a variety of options, export information to financial software packages, make deposits remotely on our Private Deposit Merchant Capture service, access the Private NetBanking and Business NetBanking help desk which is staffed 24 hours a day, seven days a week, and send e-mail messages to bank personnel.

•	Affluent Target Client. In our markets we target privately held businesses, affluent individuals, wealthy families, professionals, entrepreneurs, and real estate investors with annual incomes in excess of $150,000 and net worths of greater than $1 million, because we believe that they have significant unmet demand for personalized financial services. We offer our services to those members of this segment who are focused on building and preserving wealth. We target service industries such as the accounting, legal and medical professions, as well as owners of closely-held businesses, commercial real estate investors, corporate executives as well as very high net worth families. We believe that this segment of the market is most suited to our business model and that these individuals are most likely to develop long-term relationships with us. Although we generally target individuals with high annual incomes and net worth, we also recognize the growth potential of certain young professionals and extend our services to those individuals whose incomes or net worth do not initially meet our criteria.

•	Customized Financial Services. In taking a long-term relationship approach with our clients, we are able to differentiate our services from the “one-size-fits-all” mentality of many other financial institutions. Our clients use a wide variety of financial services beyond the traditional banking products, and we work with them to identify their particular needs and to develop and shape our services tailored to meet those needs. While we offer a portfolio of banking products, we believe that it is our personalized service that distinguishes us from most of our competitors. We encourage, not discourage, our clients to contact us. We use regular contact as a way to strengthen our relationships, increase services to existing clients and earn referral business.

•	Streamlined Decision-Making Process. Unlike many other banks, we do not have a lengthy chain of command. Our clients generally deal directly with their dedicated managing directors, who are given broad decision-making authority. This allows our managing directors to respond quickly and efficiently to our clients’ needs. We are able to use a streamlined approach because our organization has many qualified, experienced credit officers with credit approval authority who

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

Strategy for Growth

We seek to enhance long-term stockholder value through internal growth, expanded product lines and selective geographic expansion. We expect to continue to evaluate possible acquisition candidates and new office locations and we intend to pursue strategic opportunities that we perceive to be attractive to the long-term value of our franchise. Our growth strategy, which relies on our continued development, retention, and expansion of our experienced management group, entails five key components:

•	Developing Our Existing Relationships. An important part of our future growth will be the continued development of our existing client relationships. As the needs of our clients change and grow, we seek to grow with them and continue to provide them with our custom-tailored, flexible services. For example, we strive to follow our clients from the purchase of their homes, through the financing of their own business, to the development and planning of their estate and continuing the relationship tradition with their children and grandchildren. We believe we have a significant opportunity to further develop our existing client relationships in each of our offices. In particular, we seek to develop additional wealth management business through our existing clients.

•	Increasing the Reach of Our Existing Offices. In addition to increasing the services provided to our existing clients, we seek to expand the market presence of our existing offices. During the third quarter of 2006, our Chicago headquarters moved to a new location at 70 W. Madison Street in downtown Chicago. In the fourth quarter of 2006, we acquired two new offices in the Atlanta metropolitan area through our acquisition of Piedmont Bancshares, Inc., and The PrivateBank – Georgia opened a third office in Alpharetta, Georgia in the first quarter of 2007. We also announced in the fourth quarter of 2006 our intention to open a de novo bank in Kansas City, Missouri, and expect that bank to be granted a charter by mid-2007. Additionally, our Wilmette office will be moving into larger offices in 2007. We believe that the growing need for private banking services in our markets is still largely unmet and we believe there is a significant opportunity to increase our client base in all of our offices. Key to this strategy is attracting quality people. We hope to capitalize on our reputation and the reputations of our managing directors in increasing our market presence. Our managing directors, with their personal and professional contacts in the financial and corporate arenas, have been instrumental in developing our business. We encourage our senior executives to attend and host business receptions, charitable activities and promotional gatherings so that we may interact with our clients in a unique and personal manner. We also hope to grow our business through referrals from our existing clients. Referrals have been a significant source of new business for us. We value this system of networking because it allows us to further develop and strengthen our personal and professional relationships with both new and existing clients.

•	Acquisition of Wealth Management Firms. We intend to continue to build the breadth and depth of our wealth management area. To this end, we intend to continue to hire wealth management officers and to use the officers at each of our banking offices to grow the assets we hold under management and in trust. Our substantial commitment to our wealth management business has caused us to reassess how this business is organized within the Company. Accordingly, during 2007, we plan to submit an application to establish a national trust company that will include our combined wealth management and trust business. We are very focused on acquiring additional wealth management and financial planning capabilities as well as other fee income generating lines of business, and continue to emphasize growth in Lodestar, our Chicago-based investment adviser subsidiary.

•	Expanding into New Product Lines and Services. Our goal is to be the primary source of financial products and services for our clients. We believe that by broadening our product line and adding financial services not currently offered by us, we should be able to achieve an increase in our franchise value by diversifying our fee income and strengthening our client relationships. To reach this goal, we intend to consider select acquisitions, joint ventures or strategic alliances with other financial service companies that emphasize quality service and the value of relationships. Our targets are businesses that complement our services and enable us to broaden our product line to better serve our clients and help us develop new client relationships. Strategically, we plan to grow our mortgage banking business through The PrivateBank Mortgage Company by increasing the number of mortgage brokers at each of our banking locations.

•	Expanding into New Markets. We believe that the trend toward bank consolidation and centralized decision-making that has created a demand for our private banking services is not unique to our existing markets. As we identify quality people in other markets with over 1 million people that present opportunities for growth and development similar to those in our existing markets, we will consider selective geographic expansion through possible acquisitions of existing institutions or by establishing new banking offices.

Our Bank Subsidiaries

We offer banking services to our clients at a personal level. We believe this is not the same as personal banking service. We define private banking as offering banking products and services to our clients when they want it, how they want it and where they want it. We tailor our products and services to fit our clients’ needs and desires instead of compelling our clients to fit predetermined products and services. Our services fall into five general categories:

•	Commercial Lending and Banking Services. We offer a full range of lending products to businesses owned by or affiliated with our clients. We offer lines of credit for working capital, term loans for equipment and other investment purposes, and letters of credit to support the commitments our clients make. We tailor these products to meet the varied needs of our clients. Non-credit products we offer include remote merchant capture, lockbox, cash concentration accounts, merchant credit card processing, electronic funds transfer, other cash management products and insurance. We strive to offer banking packages that are competitive and allow us to provide service to our clients beyond what is expected in our industry.

•	Real Estate Lending Services. We provide real estate loan products to businesses and individuals. Our commercial real estate lending products are designed for real estate investors. We provide a full range of fixed and floating rate permanent and interim mortgages for our clients to finance a variety of properties such as apartment buildings, office buildings, strip shopping centers, and other income properties. In certain circumstances, we also provide construction lending for commercial developments. We believe that our lending products are competitively priced with terms that are tailored to our clients’ individual needs. We offer residential mortgage products and personal construction lending through each of our five bank subsidiaries, with longer term (i.e. 30-year fixed rate products) provided through The PrivateBank Mortgage Company. The home mortgage market is very competitive and we believe that our service is what separates us from our competition. Many mortgage lenders cannot work with borrowers who have non-traditional income sources or non-traditional properties, such as co-ops. Our mortgage lending staff is trained to work with successful individuals who have complex personal financial profiles. We have developed a proficiency for jumbo mortgages and will work with our clients and market sources to place these loans into the secondary market. Our experience has been that residential lending is an excellent vehicle to attract new clients.

•	Wealth Management. Our wealth management services include investment management, personal trust, guardianship and estate administration services, custody services, retirement accounts, and investment services. Our trust personnel work with our clients to define objectives, goals and strategies for their investment portfolios. We assist the client with the selection of an outside investment manager, as necessary, and work to tailor the investment program accordingly. Our wealth management and estate account administrators also work with our clients and their attorneys to develop their estate plans. We work closely with our clients and their beneficiaries to ensure that their needs are met and advise them on financial matters. When serving as agent, trustee or executor, we often structure and will periodically monitor the performance of the investment management of our clients’ investment portfolios. In some situations, we provide the asset allocation and investment planning services related to the management of these assets. We also provide our clients with custodial services for safekeeping of their assets. Consistent with our private banking approach, we emphasize a high level of personal service in our wealth management area, including prompt collection and reinvestment of interest and dividend income, daily portfolio valuation, tracking of tax information, customized reporting and security settlement. We also offer retirement products such as individual retirement accounts and IRA rollovers. Lodestar provides additional sources of revenue in our wealth management segment. During 2007, we plan to submit an application to establish a national trust company that will include our combined wealth management and trust business.

•	Individual Banking Services. Our typical private banking client has several of the following products: interest bearing checking with credit line, money market deposit accounts, certificates of deposit, ATM/debit card, Internet banking, and brokerage accounts. Some of our clients also use the PrivateLine Access telephone banking product. In addition to residential mortgages, we provide clients a variety of secured and unsecured personal loans and lines of credit as well as domestic and international wire transfers and foreign currency exchange. Through our affiliations and contractual arrangements with an independent insurance brokerage firm and a registered securities broker-dealer firm, we offer insurance products and securities brokerage services.

•	Corporate Banking Services. We offer our corporate clients numerous cash management products and services. Through our Business NetBanking product, clients may perform: real-time balance reporting, daily transaction detail reports including cleared check images, ACH origination, positive pay, free-form and repetitive wire transfers, stop payments, express transfers between PrivateBank accounts, loan payments, bill payments, and interface downloads to Quickbooks and Quicken. We also offer CD ROM imaging of cleared checks, remote deposit capture, lockbox services with next day images available via the Internet, and account reconciliation.

Lending Activities

We provide a full range of commercial, real estate and personal lending products and services to our clients. Our loans are concentrated in six major areas: (1) commercial real estate; (2) commercial;

(3) construction; (4) home equity; (5) personal; and (6) residential real estate. We have adopted loan policies that contain general lending guidelines consistent with regulatory requirements and are subject to review and revision by the Board of Directors of each of the banks as well as our Board of Directors. We extend credit consistent with these comprehensive loan policies.

The goal of our lending program is to meet the credit needs of our diverse client base while using sound credit principles to protect our asset quality. Our business and credit strategy is relationship-driven and we strive to provide a reliable source of credit, a variety of lending alternatives, and sound financial advice to our clients. When extending credit, our decisions are based upon our client’s ability to repay the loan from non-speculative sources. The quality and integrity of the borrower is crucial in the loan approval process. We monitor the performance of our loan portfolio through regular contact with our clients, continuous portfolio review, careful monitoring of delinquency reports, and reliance on our loan review function and internal watch lists.

We have retained an independent, outside resource to perform our loan review function, which ensures that our loan review process remains independent of the loan production and administration processes. Our loan reviewer examines individual credits to critique individual problems and the entire portfolio to comment on any systemic weaknesses. The reviewer reports directly to the Audit Committee of our Board of Directors on a quarterly basis. The Board reviews the report on the adequacy of the allowance for loan losses on a quarterly basis. The methodology for computing the allowance for loan losses includes loan loss provisions based on the loan portfolio composition, credit quality as measured by loan risk ratings, loan reviewer’s and bank examiners’ findings, delinquency trends, our internal watchlist, our historical loan loss experience, and current economic and banking industry trends.

A bank’s legal lending limit is the maximum amount of credit that the bank may commit to any one borrower after aggregating all related credits. Our legal lending limits, based on our banks’ statements of financial condition, are calculated not to exceed 25% of Tier 1 capital plus unencumbered reserves for our bank subsidiaries and 15% of Tier 1 capital plus our thrift subsidiaries’ unencumbered reserves. At December 31, 2006, The PrivateBank – Chicago’s legal lending limit was $65.9 million, The PrivateBank – St. Louis’s legal lending limit was $7.4 million, The PrivateBank – Michigan’s legal lending limit was $12.8 million and The PrivateBank – Georgia’s legal lending limit was $6.3 million.

In addition to our chief credit officer, certain individuals have been designated acting chief credit officers, credit officers, officers with lending authority, and residential real estate lending officers. No single individual has sole authority to approve a loan. As the size of aggregate credit exposure increases, additional officers are required to approve a loan request. This serves several purposes: (a) larger credits get more scrutiny, (b) most senior credit officers become involved in the decision making process for the vast majority of dollars loaned without approving a proportionate number of loan requests, and (c) we become more consistent in the administration of credit as credit officers gain a better understanding of our overall portfolio and credit culture.

Our chief credit officer, or his designee, is involved in all credit decisions when the aggregate credit exposure is in excess of $500,000. The loan committee of The PrivateBank – Chicago reviews all credit decisions over $2.5 million at that bank, and the loan committee of The PrivateBank – St. Louis reviews all credit decisions over $250,000 at that bank. At the Chicago office, prior approval by the loan committee is required for credit exposure in excess of $10.0 million and for all credits related to our Board members or our managing directors. Loans for amounts less than these limits are approved at the bank level by a management loan committee or by obtaining the approval of credit officers as required by our loan policies. We believe that this process allows us to be more responsive to our clients’ needs by being able to approve credit without waiting for scheduled committee meetings. We also use management committee meetings to discuss complex credits or when we believe that a particular credit may be informative to everyone in the loan approval process. Currently, the loan committee for The PrivateBank – Michigan and the loan committee for The PrivateBank – Georgia review all loans at their respective bank, regardless of size. As a thrift, The PrivateBank – St. Louis is required to maintain a specific percentage of its loan portfolio in qualified residential real estate loans. To address this regulatory requirement, from time to time, The PrivateBank – St. Louis has and intends to continue to purchase qualifying loans from The PrivateBank – Chicago in exchange for loans generated in the St. Louis market that do not meet the criteria for qualified-thrift-loans. In addition, The PrivateBank – Chicago, The PrivateBank – Wisconsin, and The PrivateBank – Michigan all purchase loans from each other. We attempt to price sales of loans between the banks so as to allow each bank to achieve equal risk rewards from a yield perspective.

Prior to purchasing any loans, the chief credit officer of The PrivateBank – Chicago will apply the same credit policies and procedures as are followed for any other loan approval. Likewise, The PrivateBank – St. Louis and The PrivateBank – Michigan will apply the same lending discipline to loans purchased from The PrivateBank – Chicago as they do for externally generated loans.

The following table sets forth our loan portfolio by category as of December 31, 2006 and 2005:

		Percentage		Percentage
	December 31,	of total	December 31,	of total
	2006	loans	2005	loans
	(dollars in thousands)

Commercial real estate	$1,539,038	44%	$1,073,711	41%
Commercial real estate—multi-family	212,863	6%	195,140	7%
Commercial	563,155	16%	436,416	17%
Construction	591,704	17%	392,597	15%
Home equity	138,724	4%	139,747	5%
Personal(1)	192,397	5%	148,670	6%
Residential real estate	262,107	8%	221,786	9%

Total loans	$3,499,988	100%	$2,608,067	100%

(1)	Includes overdraft lines

Commercial Real Estate Loans. Our commercial real estate portfolio is comprised of loans secured by various types of collateral; 11% of the portfolio is secured by 1-4 family housing units located primarily in the banks’ target market areas; 12% is secured by multi-family real estate; 16% is secured by office buildings; 9% is secured by warehouses; 9% is secured by retail; 14% is secured by mixed use buildings; 6% is secured by other special purpose properties and 23% by vacant land, the bulk of which is held for development. Office buildings, mixed-use buildings, and land loans often have a specific loan take out commitment and /or a financially strong guarantor.

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

In our credit analysis process for commercial real estate loans, we typically review the appraised value of the property, the ability of the cash flow generated from the collateral property to service debt, the significance of any outside income of the borrower or income from other properties owned by the borrowers, and the strength of guarantors, if any. Our real estate appraisal policy addresses selection of appraisers, appraisal standards, environmental issues and specific requirements for different types of properties, and has been approved by the banks’ loan committees.

Commercial Loans. Our commercial loan portfolio is comprised of lines of credit for working capital and term loans for equipment and expansion, and letters of credit. These loans are made to businesses affiliated with our clients, or to clients directly for business purposes. The vast majority of our commercial loans are personally guaranteed. Unsecured loans are made to businesses when a guarantor, as a secondary source of repayment, has a significant ability to repay and a significant interest in the business entity. Commercial loans can contain risk factors unique to the business of each borrower. In order to mitigate these risks, we seek to gain an understanding of the business of each borrower, place appropriate value on collateral taken and structure the loan properly to make sure that collateral values are maintained while loans are committed. Appropriate documentation of commercial loans is also important to protect our interests.

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

Our commercial lending underwriting process includes an evaluation of the borrower’s financial statements and projections with an emphasis on operating results, cash flow, liquidity and balance sheet proportions as well as the collateral to determine the level of creditworthiness of the borrower. Generally, these loans are secured by a first priority security interest in all the assets of the borrower and also include the support of a personal guarantee of one or more of the principals of the borrower. Our policy permits an advance rate of 80% for accounts receivable; 25-50% for inventory; and 65% for machinery/equipment, which are confirmed periodically with the use of periodic borrowing base certificates to monitor the eligible collateral. In each case, based upon the overall financial strength of the business, the collateral and strength of the guarantor, if any, a risk rating is established for the loan.

At December 31, 2006 our commercial loan portfolio totaled $563.2 million. The Company tracks this portfolio by the portion that is secured by collateral and the portion that is unsecured. At December 31, 2006, $493.6 million, or 88%, of the total commercial loan portfolio was secured, and $69.6 million, or 12%, was unsecured.

Residential Real Estate Loans. Our residential real estate portfolio consists primarily of first and second mortgage loans for 1-4 unit residential properties. We do not generally originate long-term fixed rate loans for our own portfolio due to interest rate risk considerations. However, we do originate these loans for sale into the secondary market. On June 15, 2004, we formed a new subsidiary, The PrivateBank Mortgage Company, as a result of our acquisition of Corley Financial Corporation. Many of the loans originated by The PrivateBank Mortgage Company are sold into the secondary market; otherwise the loans are purchased by one of the banks and held in the bank’s respective loan portfolio. The PrivateBank – St. Louis and The PrivateBank – Michigan also originate residential real estate loans for sale in the secondary market. For our own portfolio, we originate ARM loans typically structured with 30-year maturities and initial rates fixed for either three or five years with annual repricing beyond the initial term.

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

We believe that we have a competitive advantage in our ability to offer financing for our clients who have non-traditional income sources or require large mortgage loans. We have developed secondary market sources for mortgages, including several able to provide financing in amounts in excess of $1.0 million per loan. By offering our own ARM loans, we can offer credit to individuals who are deemed creditworthy but do not readily meet secondary market mortgage underwriting criteria or who have complex financial statements. These are often individuals who are self-employed or have significant income from partnerships and /or investments. We believe that this approach makes us one of a limited number of financial institutions in the banks’ market areas making these loans.

Personal Loans. Our personal loan portfolio consists of loans to secure funds for personal investment, loans to acquire personal assets such as automobiles and boats, and personal lines of credit. Frequently, our borrowers prefer not to liquidate assets to obtain funds for investment, short-term liquidity requirements or personal acquisitions. Instead, they will use these assets as collateral for personal loans, or if their financial statements and personal reputations are sufficient, we will grant unsecured credit. Knowing our borrowers is a key factor in originating personal loans. When personal loans are unsecured, we believe that the character and integrity of the borrower becomes as important as the borrower’s financial statement.

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

Personal loans are subject to the same approval process as all other types of loans. Each loan is underwritten to ensure that there is adequate cash flow and/or collateral coverage to repay the loan.

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

Construction Loans. Our construction loan portfolio consists of single residential properties, multi-family properties, and commercial projects. As construction lending has greater inherent risk, we closely monitor the status of each construction loan throughout its term. Typically, we require full investment of the borrower’s equity in construction projects prior to injecting our funds. Generally, we do not allow borrowers to recoup their equity from the sale proceeds of finished units (if applicable) until we have recovered our funds on the overall project. Our construction loan portfolio is comprised of loans secured by various types of collateral; 51% of the portfolio is secured by 1-4 family housing units located in the banks’ target areas; 18% is secured by multi-family real estate and 31% is secured by other types of commercial and industrial developments.

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

Wealth Management

Our wealth management business includes three operating groups: the wealth management department of The PrivateBank – Chicago; the wealth management department of The PrivateBank – Michigan and Lodestar. Wealth management services are provided in The PrivateBank – St. Louis, The PrivateBank – Wisconsin, and The PrivateBank – Kansas City by employees of the wealth management department of The PrivateBank – Chicago who are located in St. Louis, Milwaukee, and Kansas City. In 2007, we anticipate forming a national trust company that will consolidate our wealth management business as a subsidiary of PrivateBancorp.

Our wealth management business provides fiduciary, investment and other wealth management services primarily to high net worth individuals and families. Our wealth management services include investment planning, assisting with the selection and oversight of external investment managers, and other financial planning services. Our investment management services include active and passive strategies using individual marketable securities as well as funds and other commingled vehicles. Our fiduciary services include personal trust and estate administration, guardianship administration, retirement plan and account administration, and custodial services.

Our experienced wealth management professionals work closely with clients to help them define their investment objectives, goals and parameters, and develop appropriate investment strategies. We help clients decide whether to utilize internally implemented passive investment strategies or external investment managers. We have chosen to make external investment managers available to our clients, thereby providing them opportunities for better manager diversification than if they were restricted to using only internal investment management services. We also allow our clients to designate specific investment managers, thereby enabling them to maintain existing relationships they may have within the financial community. We help clients electing to use external investment managers with the selection of those managers, and we then monitor the managers’ ongoing performance.

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

Consistent with our private banking approach, we emphasize a high level of personal service throughout our wealth management business, including prompt responses to client inquiries, the daily collection and investment of interest and dividend income, daily portfolio valuations, tracking of tax information, customized reporting, and prompt security settlement. We also administer individual retirement accounts and certain types of retirement plans.

We expect to continue to grow our wealth management business through internally-generated referrals, referrals from other professional advisors to wealthy individuals and families, referrals from existing clients, and the direct business development efforts of our wealth management professionals. Some growth also may occur as a result of hiring experienced individuals who bring or attract new clients.

In December 2002, The PrivateBank – Chicago acquired an 80% controlling interest in Lodestar, a Chicago-based investment adviser. Lodestar applies an active investment management philosophy to equity, fixed income and balanced accounts for clients of The PrivateBank – Chicago as well as its own investment management clients who do not receive other wealth management services from The PrivateBank – Chicago. Lodestar manages accounts primarily for high net-worth individuals and families, retirement plans and charitable organizations with investable assets in excess of $1.0 million, and shares a similar focus on highly personalized client service.

At December 31, 2006, Lodestar managed $120.1 million in accounts for which we serve as trustee, investment agent or custodian. Except for activities related to these accounts, Lodestar operates independent of our wealth management departments.

The three operating groups within our wealth management business had responsibility for accounts containing approximately $2.9 billion in assets at December 31, 2006, including $1.6 billion for the wealth management department of The PrivateBank – Chicago, $524.4 million for the wealth management department of The PrivateBank – Michigan, and $749.9 million for Lodestar. On a consolidated basis, adjusting for assets in accounts serviced by both Lodestar and the wealth management department of The PrivateBank – Chicago, our wealth management business had responsibility for approximately $2.9 billion in assets.

The following table shows the breakdown of these assets by account classification and related gross revenue for the twelve months ended December 31, 2006:

	At or for the twelve months
	ended December 31, 2006
	Market
Account Type	Value	Revenue
	(in thousands)
Wealth Management Department (Chicago and Michigan)
Trust, estate and guardianship—managed	$876,758	$4,669
Investment agency—managed	648,813	3,913
Custody—not managed	666,260	1,140
Retirement plan—managed	80,570	203
Lodestar—managed	749,903	4,397
Less assets managed and revenue earned by Lodestar(1)	(120,099)	(467)

Total	$2,902,205	$13,855

(1)	These assets are held in managed or unmanaged accounts at The PrivateBank – Chicago and The PrivateBank – Michigan as well as in managed accounts at Lodestar. The revenues related to these assets are allocated based on the services provided.

We plan to continue to increase the breadth and depth of our wealth management business unit through organic growth as well as acquisitions of wealth management, investment consulting and/or investment management firms in transactions similar to our acquisition of Lodestar.

For a number of our wealth management relationships, we utilize third party investment managers, including Lodestar. In 2006, we paid $2.7 million to third party investment managers. Fees paid to Lodestar totaled approximately $530,000 in 2006. Of our third party investment managers, none individually managed more than 5% of total wealth management assets under management as of December 31, 2006.

For our fiduciary activities in our wealth management business, we have established controls to safeguard the assets of our clients against operational and administrative risk. We have a system of internal controls that is designed to keep our operating risk at appropriate levels. Our system of internal controls includes policies and procedures relating to the authorization, approval, documentation, and monitoring of transactions. Administrative risk involves potential losses associated with our performance of fiduciary responsibilities to clients. To manage this risk, we have established corporate policies and procedures to ensure that obligations to clients are discharged faithfully and in compliance with applicable legal and regulatory requirements. These policies and procedures provide guidance and establish standards related to the creation, sale, and management of investment products, trade execution, and counter party selection. In addition, the monthly investment and administrative review process provides additional oversight and risk management.

Investment Activities

Each bank maintains an actively managed investment portfolio intended to maximize risk-adjusted total return, provide liquidity, enhance net interest margin, and improve the quality of our asset/liability position. We invest primarily in mortgage-backed securities and collateralized mortgage obligations (“CMOs”) backed by U.S. agencies such as Fannie Mae and Freddie Mac, and bank-qualified tax-exempt obligations of state and local political subdivisions. We also may invest in corporate debt or other securities as permitted by our investment policy. More than 90% of the bond portfolio is rated either “AAA” by S&P or “Aaa” by Moody’s, as it is our stated intent to take very little credit risk in the investment portfolio.

When evaluating the effectiveness of our investment strategy, we employ a methodology that focuses on the total return of the portfolio over reasonably long periods of time such as one, three and five years. Each bank’s investment portfolio is managed by the Investment Officer of a subsidiary of The PrivateBank – Chicago. He reviews the portfolio management activities and financial results with the investment committee of the Board of Directors and the individual bank asset liability committees.

The investment portfolio is one of the tools utilized to manage each bank’s net asset/liability position by countering the interest rate risk characteristics of the loan portfolio. Most of the loans on the balance sheet are either floating-rate or have very short maturities. If interest rates change, these assets will reprice very quickly. Overall, the investment portfolio has a longer duration than the loan portfolio, which has the effect of making the company’s net interest rate risk position more neutral.

At December 31, 2006, the Company’s consolidated investment in Federal Home Loan Bank (FHLB) stock was $5.1 million, compared to $142.4 million at December 31, 2005. The reduction in this investment reflects the Company’s withdrawal from the FHLB (Chicago) in the second quarter of 2006 and redemption of $138.5 million in FHLB (Chicago) stock at that time. The FHLB stock held at December 31, 2006 was comprised of $1.2 million of FHLB (Des Moines) stock, $2.5 million of FHLB (Indianapolis) stock, and $1.4 million in FHLB (Atlanta) stock.

Asset-Liability Management Committee

Each bank has an asset/liability committee (“ALCO”) comprised of selected senior executives who are charged with the dual goals of optimization and stabilization of net interest income over time while adhering to prudent banking practices. ALCO oversees asset growth, liquidity and capital, and directs our overall acquisition and allocation of funds. At its meetings, ALCO reviews issues including:

•	data on economic conditions;

•	current interest rate outlook;

•	current forecast on loans and deposits;

•	mix of interest rate sensitive assets and liabilities;

•	bank liquidity position;

•	investment portfolio purchases and sales;

•	other matters as presented.

ALCO is also responsible for monitoring compliance with our investment policy. At least quarterly, ALCO presents asset liability management reporting to the investment committees of each of the bank’s Boards of Directors who review the portfolio of reports and all the decisions made by ALCO affecting net interest income.

Competition

We do business in the highly competitive financial services industry. Our geographic markets include the greater Chicago, St. Louis, Milwaukee, Detroit, Atlanta, and Kansas City metropolitan areas. The financial services industry is comprised of commercial banks, thrifts, credit unions, investment banks, brokerage houses, money managers, and other providers of financial products and services. These firms compete with us for one or more of the following: loans, deposits, wealth management services, or investment products. Some of these firms have business units that promote themselves as “private banks.” The typical private banking competitor is a unit of a large commercial bank catering to the upper echelon of that bank’s customer base. We compete with international, regional, and local community-

based banks in all of the markets we serve. For wealth management services we also compete with brokerage firms, wealth consulting firms and investment managers.

We view ourselves as the only exclusive private bank in our market areas focused solely on offering an extended range of traditional banking and wealth management products and services to affluent professionals, entrepreneurial individuals and their business interests. While our products and services may be similar to those of our competitors, we attempt to distinguish ourselves by emphasizing consistent delivery of the superior levels of personal service and responsiveness demanded by our clients.

Some of our competitors are not subject to the same degree of regulation as that imposed on bank holding companies, federally insured state chartered banks, national banks and federal savings banks, and may be able to price loans and deposits more aggressively. In addition, the larger banking organizations, investment banks and brokerage houses have significantly greater resources than we do. As a result, some of our competitors have advantages over us in name recognition and market penetration.

Employees

As of December 31, 2006, we had approximately 471 full-time equivalent employees. The salaries of all of our employees are paid by either The PrivateBank – Chicago, The PrivateBank – St. Louis, The PrivateBank – Michigan, The PrivateBank – Georgia, or The PrivateBank Mortgage Company, with the exception of certain employees who perform services for the Holding Company, whose salaries are partially paid by PrivateBancorp, Inc.

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

SUPERVISION AND REGULATION

General

Banking is a highly regulated industry. The following is a summary of several applicable statutes and regulations. These summaries are not complete, however, and you should refer to the statutes and regulations for more information. Also, these statutes and regulations are likely to change in the future, and we cannot predict what effect these changes, if made, will have on our operations. Finally, please remember that the supervision, regulation and examination of banks and bank holding companies by bank regulatory agencies are intended primarily for the protection of customers and the banking system in the United States rather than stockholders of banks and bank holding companies.

Bank Holding Company Regulation

PrivateBancorp is registered as a bank holding company with the Board of Governors of the Federal Reserve System (the “Federal Reserve”) pursuant to the Bank Holding Company Act of 1956, as amended (the Bank Holding Company Act of 1956 and the regulations issued thereunder are collectively referred to as the “BHC Act”), and we are subject to regulation, supervision and examination by the Federal Reserve.

Minimum Capital Requirements. The Federal Reserve has adopted risk-based capital requirements for assessing bank holding company capital adequacy. These standards define capital and establish minimum capital ratios in relation to assets, both on an aggregate basis and as adjusted for credit risks and off-balance sheet exposures. Under the Federal Reserve’s risk-based guidelines applicable to PrivateBancorp, capital is classified into two categories, Tier 1 and Tier 2 capital.

For bank holding companies, Tier 1 capital, or core capital, consists of common stockholders’ equity, qualifying noncumulative perpetual preferred stock (including related surplus), qualifying cumulative perpetual preferred stock (including related surplus) (subject to certain limitations) and minority interests in the common equity accounts of consolidated subsidiaries, and is reduced by goodwill, specified intangible assets, and certain other assets. Tier 2 capital, or supplementary capital, consists of the following items, all of which are subject to certain conditions and limitations: the allowance for loan losses; perpetual preferred stock and related surplus; hybrid capital instruments; unrealized holding gains on marketable equity securities; perpetual debt and mandatory convertible debt securities; term subordinated debt and intermediate-term preferred stock.

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

As of December 31, 2006, we had regulatory capital in excess of the Federal Reserve’s well-capitalized requirements. Our total risk-based capital ratio at December 31, 2006 was 10.27% and our leverage ratio was 7.51%.

Acquisitions. The BHC Act requires prior Federal Reserve approval for, among other things, the acquisition by a bank holding company of direct or indirect ownership or control of more than 5% of the voting shares or substantially all the assets of any bank, or for a merger or consolidation of a bank holding company with another bank holding company. With limited exceptions, the BHC Act prohibits a bank holding company from acquiring direct or indirect ownership or control of voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in any activity other than banking or managing or controlling banks or performing services for its authorized subsidiaries. A bank holding company may, however, engage in or acquire an interest in a company that engages in activities that the Federal Reserve has determined, by regulation or order, to be so closely related to banking or managing or controlling banks as to be a proper incident thereto, such as owning and operating a savings association, performing functions or activities that may be performed by a trust company, owning a mortgage company, or acting as an investment or financial advisor. The Federal Reserve, as a matter of policy, may require a bank holding company to be well-capitalized at the time of filing an acquisition application and upon consummation of the acquisition. The Gramm-Leach-Bliley Act (the “GLB Act”) allows bank holding companies that are in compliance with certain requirements to become “financial holding companies.” Financial holding companies may engage in a broader range of activities than is permitted for bank holding companies.

Tie-in Arrangements. Under the BHC Act and Federal Reserve regulations, we are prohibited from engaging in tie-in arrangements in connection with an extension of credit, lease, sale of property or furnishing of services. That means that, except with respect to traditional banking products, we may not condition a client’s purchase of one of our services on the purchase of another service.

Interstate Banking and Branching Legislation. Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Banking Act”), bank holding companies are allowed to acquire banks across state lines subject to certain limitations. In addition, under the Interstate Banking Act, banks are permitted, under some circumstances, to merge with one another across state lines and thereby create a main bank with branches in separate states. After establishing branches in a state through an interstate merger transaction, a bank may establish and acquire additional branches at any location in the state where any bank involved in the interstate merger could have established or acquired branches under applicable federal and state law.

Ownership Limitations. Under the Illinois Banking Act, any acquisition of our stock that results in a change in control may be required to obtain the prior approval of the Illinois Department of Financial and Professional Regulation (the “IDFPR”). Under the Federal Change in Bank Control Act, a person may be required to obtain the prior regulatory approval of the Federal Reserve before acquiring the power to directly or indirectly control the management, operations or policies of PrivateBancorp or before acquiring control of 10% or more of any class of our outstanding voting stock.

Dividends. The Federal Reserve has issued a policy statement on the payment of cash dividends by bank holding companies. In the policy statement, the Federal Reserve expressed its view that a bank holding company generally should not maintain its existing rate of cash dividends on common stock unless the organization’s net income available to common stockholders over the last year has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition. The policy further provides that a bank holding company should not maintain a level of cash dividends to its stockholders that places undue pressure on the capital of the bank subsidiaries, or that can be funded only through additional borrowings or other arrangements that may undermine the bank holding company’s ability to serve as a source of strength to the bank subsidiaries. Additionally, the Federal Reserve possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to prohibit or limit the payment of dividends by banks and bank holding companies.

Under a longstanding policy of the Federal Reserve, we are expected to act as a source of financial strength to our banking subsidiaries and to commit resources to support them. The Federal Reserve takes the position that in implementing this policy, it may require us to provide financial support when we otherwise would not consider ourselves able to do so.

In addition to the restrictions on dividends imposed by the Federal Reserve, Delaware law also places limitations on our ability to pay dividends. For example, if the capital of the holding company has been diminished to an amount less than the aggregate amount of capital represented by the issued and outstanding stock, a dividend shall not be paid until the deficiency in capital is repaired. Because a major source of our revenue could be dividends that we expect to receive from our banking subsidiaries, our ability to pay dividends will depend on the amount of dividends paid by our banking subsidiaries. We cannot be sure that our banking subsidiaries will pay such dividends to us.

Bank Regulation

Our subsidiary banks, The PrivateBank – Chicago, The PrivateBank – Michigan, The PrivateBank – Georgia, The PrivateBank – St. Louis, The PrivateBank – Wisconsin and The PrivateBank – Kansas City (currently in organization) are subject to extensive supervision and regulation by various federal and state authorities. Additionally, as an affiliate of our subsidiary banks, the holding company is also subject, to some extent, to regulation by these respective authorities.

The PrivateBank – Chicago is an Illinois state-chartered bank and as such, is subject to supervision and examination by the IDFPR and, as a Federal Reserve non-member bank, its primary federal regulator, the Federal Deposit Insurance Corporation (the “FDIC”).

The PrivateBank – Michigan is a Michigan state-chartered bank and is subject to supervision and examination by the Michigan Office of Financial and Insurance Services. As a Federal Reserve non-member bank, it is subject to supervision and examination by its primary federal regulator, the FDIC. The PrivateBank – Michigan is a member of the Federal Home Loan Bank (the “FHLB”) of Indianapolis.

The PrivateBank – Georgia is a Georgia state-chartered bank and is subject to supervision and examination by the Georgia Department of Banking and Finance, (the “GDBF”) and, as a Federal Reserve non-member bank, its primary federal regulator, the FDIC. The PrivateBank – Georgia is a member of the FHLB of Atlanta.

The PrivateBank – Wisconsin is a national bank and is subject to supervision and examination by the Office of the Comptroller of the Currency (the “OCC”) and, to a lesser extent, by the FDIC.

The PrivateBank – St. Louis is and The PrivateBank – Kansas City (in organization) will be federal savings banks, subject to supervision and regulation by the Office of Thrift Supervision (the “OTS”) and, to a lesser extent, by the FDIC. The PrivateBank – St. Louis is a member of FHLB of Des Moines and may also be subject to examination by the FHLB of Des Moines.

Regulatory Approvals and Enforcement. Federal and state laws require banks to seek approval by the appropriate federal or state banking agency (or agencies) for any merger and/or consolidation by or with another depository institution, as well as for the establishment or relocation of any bank or branch office and, in some cases to engage in new activities or form subsidiaries.

Federal and state statutes and regulations provide the appropriate bank regulatory agencies with great flexibility and powers to undertake enforcement actions against financial institutions, holding companies or persons regarded as “institution affiliated parties.” Possible enforcement actions range from the imposition of a capital plan and capital directive to a cease and dismiss order, civil money penalties, receivership, conservatorship or the termination of deposit insurance.

Transactions with Affiliates. Federal and state statutes place certain restrictions and limitations on transactions between banks and their affiliates, which includes holding companies. Among other provisions, these laws place restrictions upon:

•	extensions of credit by an insured financial institution to the bank holding company and any non-banking affiliates;

•	the purchase by an insured financial institution of assets from affiliates;

•	the issuance by an insured financial institution of guarantees, acceptances or letters of credit on behalf of affiliates; and

•	investments by an insured financial institution in stock or other securities issued by affiliates or acceptance thereof as collateral for an extension of credit.

Permissible Activities, Investments and Other Restrictions. Federal and state laws provide extensive limitations on the types of activities in which our subsidiary banks may engage and the types of investments in which they may make. For example, banks are subject to restrictions with respect to engaging in securities activities, real estate development activities and insurance activities and may only invest in certain types and amounts of securities and may only invest up to certain dollar amount thresholds in their premises.

Monetary Policy. All of our subsidiary banks are affected by the credit policies of the Federal Reserve, which regulate the national supply of bank credit. Such regulation influences overall growth of bank loans, investments, and deposits and may also affect interest rates charged on loans and paid on deposits. The Federal Reserve’s monetary policies have had a significant effect on the operating results of commercial banks in the past and we expect this trend to continue in the future.

Dividends. Federal and state laws restrict and limit the dividends our subsidiary banks may pay. Under the Illinois Banking Act, The PrivateBank – Chicago, while continuing to operate a banking business, may not pay dividends of an amount greater than its current net profits after deducting losses and bad debts. For the purpose of determining the amount of dividends that an Illinois bank may pay, bad debts are defined as debts upon which interest is past due and unpaid for a period of six months or more unless such debts are well-secured and in the process of collection.

Under Georgia law, The PrivateBank – Georgia may not pay dividends if the bank is insolvent or if payment of the dividend would render the bank insolvent. Additionally, dividends may only be paid out of the bank’s retained earnings and may not be paid if the bank does not have the paid-in capital and appropriated retained earnings required by statute. Moreover, to ensure the bank maintains an adequate capital structure, dividends may not be paid without the prior approval of the GDBF if the dividends are in excess of specified amounts defined by regulation.

Under Michigan’s Banking Code of 1999, The PrivateBank – Michigan may not pay dividends unless the bank will have a surplus amounting to not less than 20% of its capital after the payment of the dividend. A dividend may only be paid out of net income then on hand and only after deducting the bank’s losses and bad debts.

As federally-chartered savings banks, The PrivateBank – St. Louis is required and The PrivateBank – Kansas City will be required to provide notice to the OTS before declaring a dividend.

As a national bank, The PrivateBank – Wisconsin may not declare dividends in any year in excess of its net income for the year plus the retained net income for the preceding two years, less any required transfers to the surplus account. Furthermore, the OCC may, after notice and opportunity for hearing, prohibit the payment of a dividend by a national bank if it determines that such payment would constitute an unsafe or unsound practice.

In addition to the foregoing, the ability of our subsidiary banks to pay dividends may be affected by the various minimum capital requirements and the capital and non-capital standards established under the Federal Deposit Insurance Corporation Improvements Act of 1991 (“FDICIA”), as described below.

Reserve Requirements. Our subsidiary banks are subject to Federal Reserve regulations requiring depository institutions to maintain non-interest-earning reserves against their transaction accounts. The Federal Reserve regulations generally require 3% reserves on the first $45.8 million of transaction accounts and an additional 10% on the remainder. The first $8.5 million of otherwise reservable balances (subject to adjustments by the Federal Reserve) are exempted from the reserve requirements.

Standards for Safety and Soundness. The Federal Deposit Insurance Act, as amended by FDICIA and the Riegle Community Development and Regulatory Improvement Act of 1994, require the FDIC, together with the other federal bank regulatory agencies, to prescribe standards of safety and soundness, by regulations or guidelines, relating generally to operations and management, asset growth, asset quality, earnings, stock valuation, and compensation. The federal bank regulatory agencies have adopted a set of guidelines prescribing safety and soundness standards pursuant to FDICIA. The guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder. In addition, the federal bank regulatory agencies adopted regulations that authorize, but do not require, the agencies to order an institution that has been given notice that it is not satisfying the safety and soundness guidelines to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the agency must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized institution is subject under the “prompt corrective action” provisions of FDICIA. If an institution fails to comply with such an order, the agency may seek to enforce its order in judicial proceedings and to impose civil money penalties. The federal bank regulatory agencies have also adopted guidelines for asset quality and earning standards. State-chartered banks may also be subject to state statutes, regulations and guidelines relating to safety and soundness, in addition the federal requirements.

Capital Requirements and Prompt Corrective Action. Capital requirements for our subsidiary banks generally parallel the capital requirements previously noted for bank holding companies. There are five capital levels: “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.”

FDICIA requires the federal banking regulators to take prompt corrective action with respect to depository institutions that fall below minimum capital standards and prohibits any depository institution from making any capital distribution that would cause it to be undercapitalized. Institutions that are not adequately capitalized may be subject to a variety of supervisory actions, including restrictions on growth, investment activities, capital distributions and affiliate transactions, and will be required to submit a capital restoration plan which, to be accepted by the regulators, must be guaranteed in part by any company having control of the institution (for example, the company or a stockholder controlling the company). In other respects, FDICIA provides for enhanced supervisory authority, including greater authority for the appointment of a conservator or receiver for critically under capitalized institutions. The capital-based prompt corrective action provisions of FDICIA and its implementing regulations apply to FDIC-insured depository institutions. However, federal banking agencies have indicated that, in regulating bank holding companies, the agencies may take appropriate action at the holding company level based on their assessment of the effectiveness of supervisory actions imposed upon subsidiary insured depository institutions pursuant to the prompt corrective action provisions of FDICIA. State-Chartered banks may also be subject to similar supervisory actions by their respective state banking agencies.

Insurance of Deposit Accounts. Under FDICIA, as FDIC-insured institutions, our subsidiary banks are required to pay deposit insurance premiums based on the risk they pose to the Deposit Insurance Fund (the “DIF”). The FDIC has authority to raise or lower assessment rates on insured deposits in order to achieve statutorily required reserve ratios in the insurance funds and to impose special additional assessments. Each depository institution is assigned to one of three capital groups: “well capitalized,” “adequately capitalized” or “undercapitalized.” Within each capital group, institutions are assigned to one of three supervisory subgroups: “A” (institutions with few minor weaknesses), “B” (institutions which demonstrate weaknesses which, if not corrected, could result in significant deterioration of the institution and increased risk of loss to DIF) and “C” (institutions that pose a substantial probability of loss to DIF unless effective corrective action is taken). Accordingly, there are nine combinations of capital groups and supervisory subgroups to which varying assessment rates would be applicable. An institution’s assessment rate depends on the capital category and supervisory category to which it is assigned.

During 2006, The PrivateBank – Chicago paid deposit insurance premiums in the aggregate amount of $290,000, The PrivateBank – St. Louis paid deposit insurance premiums in the aggregate amount of $138,000, The PrivateBank – Michigan paid deposit insurance premiums in the aggregate amount of $43,000. The PrivateBank – Georgia paid deposit insurance premiums prior to the acquisition on December 13, 2006. Neither The PrivateBank – Wisconsin nor The PrivateBank – Kansas City (in organization) paid deposit insurance premiums in 2006 since these entities were part of The PrivateBank – St. Louis in 2006.

Deposit insurance may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. Such terminations can only occur, if contested, following judicial review through the federal courts. We do not know of any practice, condition or violation that might lead to termination of deposit insurance for any of our subsidiary banks.

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

Over the past year, The PrivateBank – Chicago closed approximately $74.0 million in community development loans. These loans are designed to create and develop affordable housing in low to moderate income areas found within our communities or to support stabilization and revitalization in economically stressed neighborhoods. Grants to qualified CRA organizations increased by more than 17% in 2006 over those made in 2005. The PrivateBank – Chicago also renewed its corporate sponsorship to Operation Hope, Inc., an organization that brings financial literacy to Chicago public school students with the help of banker/teacher volunteers. Fifty-one of our staff volunteered over 132 days with the Tax Assistance Program, returning nearly $660,000 in tax refunds to 278 working-poor families. Total CRA qualified service hours for The PrivateBank – Chicago grew by 8% in 2006 to 1,940 hours.

In 2006, The PrivateBank – St. Louis continued to expand its CRA program through a combination of a focus on small business lending and an ongoing effort to work with community housing organizations in the St. Louis area. Small business lending emphasized financing new housing construction and the rehabilitation of existing housing in low and moderate-income census tracts. The total number of CRA loans closed in 2006 totaled $132.8 million. At December 31, 2006, total CRA qualified investments equaled $3.8 million. In 2006, The PrivateBank – St. Louis received two grants from the FHLB that will provide $50,000 of down payment assistance for 10 first-time homebuyers and provide $415,000 of funds to 50 low-income homeowners to make repairs. The PrivateBank – St. Louis has partnered with Beyond Housing in order to allocate this money, which will be targeted for residents in Pagedale, Missouri, a low to moderate income municipality located within The PrivateBank – St. Louis’ CRA assessment area.

During 2006, The PrivateBank – Michigan’s employees contributed 544 volunteer hours toward qualified community service activities. The PrivateBank - Michigan continues to participate in Lighthouse of Oakland County’s Foreclosure Prevention Program. During 2006, the bank provided a total of $5,500 to eleven individuals facing foreclosure proceedings in Pontiac, Michigan. Recipients of Foreclosure Prevention Program funds are screened and approved by representatives of Lighthouse and participate in counseling seminars to prevent future foreclosures from occurring. Candidates for the Program must prepare a budget and demonstrate financial stability to make timely house payments. The candidates that The PrivateBank – Michigan assisted during the past year experienced a variety of situations causing them to fall into foreclosure, including the clients’ inability to work due to illness or disability, transportation crises, spousal unemployment, and death of the primary provider. The PrivateBank –

Michigan also provided a $5,000 grant to Lighthouse to be used for home buyer training and to help defray administrative costs associated with administering their programs. The bank also participated as a “Bronze Sponsor” by contributing $2,900 toward the “Holiday Showcase”, a fundraiser to benefit Lighthouse Community Development. During 2006, The PrivateBank-Michigan also purchased a total of nineteen CRA qualifying mortgage loans totaling $1.9 million for primary residences in 2006.

The PrivateBank – Michigan has informally agreed to enter into an equity holder relationship with Great Lakes Capital Fund, a nonprofit community development finance corporation. Its mission is to create sustainable communities by supporting the development of quality affordable housing and by supporting community planning, economic development and youth leadership development in revitalization areas. The PrivateBank – Michigan plans to make a sizable investment toward a project that will impact our assessment area in the spring of 2007. The PrivateBank – Michigan is also working with a home improvement contractor to purchase CRA eligible home improvement loans made to low and moderate-income borrowers within our assessment area. In an effort to locate opportunities for additional community development loans, the president of The PrivateBank – Michigan’s office is working with a developer in Grosse Pointe, Michigan who owns numerous Detroit properties that will provide The PrivateBank – Michigan with opportunities for this type of lending.

In fulfilling their commitment to CRA, The PrivateBank – Georgia and its employees are involved in many community activities including the Georgia Center for Children and the Sandy Springs Community Action Center. The PrivateBank – Georgia has also committed through its SBA Lending Division to finance the redevelopment of in-town neighborhoods by providing loans to small business owners.

Other than The PrivateBank – Wisconsin and The PrivateBank – Kansas City (in organization), each of the banks was assigned a “satisfactory” rating at its most recent CRA examination. The Private Bank – Wisconsin and The Private Bank – Kansas City (in organization) have not yet been examined for CRA.

Anti-Money Laundering and Bank Secrecy Act. Under the Bank Secrecy Act (“BSA”), a financial institution is required to have systems in place to detect certain transactions, based on the size and nature of the transaction. Financial institutions are generally required to report cash transactions involving more than $10,000 to the United States Treasury. In addition, financial institutions are required to file suspicious activity reports for transactions that involve more than $5,000 and which the financial institution knows, suspects or has reason to suspect involves illegal funds, is designed to evade the requirements of the BSA or has no lawful purpose. The USA PATRIOT Act of 2001 (the “PATRIOT Act”), which amended the BSA, contains anti-money laundering and financial transparency laws, as well as enhanced information collection tools and enforcement mechanisms for the U.S. government. The PATRIOT Act provisions include the following: standards for verifying customer identification when opening accounts; rules to promote cooperation among financial institutions, regulators and law enforcement; and due diligence requirements for financial institutions that administer, maintain or manage certain bank accounts. Each of our banks is subject to BSA and PATRIOT Act requirements.

Compliance with Consumer Protection Laws. Our banks are subject to many state and federal consumer protection statutes and regulations including CRA, the Truth in Lending Act, the Truth in Savings Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Real Estate Settlement Procedures Act and the Home Mortgage Disclosure Act. Among other things, these acts:

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

Real Estate Lending Concentrations. The FDIC, OCC and Federal Reserve have issued guidance on concentrations in commercial real estate lending. The guidance reinforces and enhances existing regulations and guidelines for safe and sound real estate lending. The guidance provides supervisory criteria, including numerical indicators to assist in identifying institutions with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny. The guidance focuses on institutions properly identifying whether they have a commercial real estate concentration and, if so, instituting the appropriate risk management procedures and increasing capital so that it is commensurate with the risk of having such a concentration.

The OTS issued guidance separate from the other federal banking regulators, which applies to The PrivateBank – St. Louis and will apply to The PrivateBank – Kansas City (in organization). Similar to the guidance issued by the other federal banking regulators, the OTS guidance highlights existing regulations and guidelines for real estate lending. However, the OTS guidance is somewhat less restrictive than the guidance issued by the other banking regulators. Rather than using numerical indicators to identify institutions with commercial real estate concentrations, the OTS guidance provides that all institutions that actively engage in commercial real estate lending should assess their own concentration risk. Accordingly, those institutions should implement sound risk management procedures commensurate with the size and risks of their portfolios and also establish internal concentration thresholds for internal reporting and monitoring.

Qualified Thrift Lender Requirements. The PrivateBank – St. Louis is required, and The PrivateBank – Kansas City (in organization) will be required, to be qualified thrift lender (“QTL”). The Home Owners’ Loan Act requires savings institutions to meet a QTL test, under which the institution is required to either qualify as a “domestic building and loan association” under the Internal Revenue Code or maintain at least 65% of its “portfolio assets” (total assets less (1) specified liquid assets up to 20% of total assets; (2) intangibles, including goodwill; and (3) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least nine months out of each twelve-month period. A savings institution that fails the QTL test is subject to certain operating restrictions, such as restrictions on new investments, activities and branching. In meeting the QTL test, our banks that are federal savings banks may purchase certain mortgage loans from The PrivateBank – Chicago or our other banks.

Allowance for Loan and Lease Losses. In December 2006, the federal bank regulatory agencies issued an Interagency Policy Statement revising their previous policy on the Allowance for Loan and Lease Losses (“ALLL”), which was issued in 1993. The policy statement was updated to ensure consistency with generally accepted accounting principles (“GAAP”) and post-1993 supervisory guidance. According to the revised policy statement, the ALLL represents one of the most significant estimates in an institution’s financial statements and regulatory reports. Because of its significance, each institution has a responsibility for developing, maintaining and documenting a comprehensive, systematic, and consistently applied process appropriate to its size and the nature, scope, and risk of its lending activities for determining the amounts of the ALLL and the provision for loan and lease losses.

The policy statement provides that to fulfill this responsibility, each institution should ensure controls are in place to consistently determine the ALLL in accordance with GAAP, the institution’s stated policies and procedures, management’s best judgment and relevant supervisory guidance. Consistent with longstanding supervisory guidance, the policy states that institutions must maintain an ALLL at a level that is appropriate to cover estimated credit losses on individually evaluated loans determined to be impaired as well as estimated credit losses inherent in the remainder of the loan and lease portfolio. Estimates of credit losses should reflect consideration of all significant factors that affect the collectibility of the portfolio as of the evaluation date. Arriving at an appropriate allowance involves a high degree of management judgment and results in a range of estimated losses. Accordingly, prudent, conservative, but not excessive, loan loss allowances that represent management’s best estimate from within an acceptable range of estimated losses are appropriate.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Company include, but are not limited to, fluctuations in market rates of interest and loan and deposit pricing in the Company’s market areas, the effect of continued margin pressure on our earnings, deterioration in asset quality due to an economic downturn in the greater Chicago, Detroit, Milwaukee, St. Louis, Kansas City or Atlanta metropolitan areas, developments pertaining to the previously-announced employee fraud, the dollar amount of recovery, if any, on any insurance bond claim relating to the employee fraud, legislative or regulatory changes, adverse developments in the Company’s loan or investment portfolios, slower than anticipated growth of the Company’s or The PrivateBank – Georgia’s business or unanticipated business declines, unforeseen difficulties in the integration of The PrivateBank – Georgia or higher than expected operational costs, failure to get regulatory approval for a de novo federal savings bank in Kansas City, competition, failure to improve operating efficiencies through expense controls, and the possible dilutive effect of potential acquisitions, expansion or future capital raises. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. The Company assumes no obligation to update publicly any of these statements in light of future events unless required under the federal securities laws.

EXECUTIVE OFFICERS

The following persons serve as executive officers of PrivateBancorp:

Ralph B. Mandell (66), a director since 1989, is a co-founder of PrivateBancorp, Inc. and The PrivateBank – Chicago. A director of The PrivateBank – Chicago, The PrivateBank – St. Louis, The PrivateBank – Michigan, The PrivateBank – Wisconsin and The PrivateBank – Georgia, he has served as Chairman and Chief Executive Officer of PrivateBancorp, Inc. and The PrivateBank – Chicago since 1994 and assumed the additional title of President of both entities in March 1999. From inception until 1994, Mr. Mandell had the title of Co-Chairman. Prior to starting The PrivateBank – Chicago and PrivateBancorp, Inc., Mr. Mandell was the chief operating officer of First United Financial Services, Inc., from 1985 to 1989, and served as its president from 1988 to 1989. First United, a company that was traded on the NASDAQ National Market, was sold to First Chicago Corporation in 1987. He also served as President of Oak Park Trust & Savings Bank, a subsidiary of First United, from 1985 until 1988. Prior thereto, Mr. Mandell had served as executive vice president of Oak Park Trust & Savings Bank since 1979.

Gary S. Collins (48) has been a Managing Director of The PrivateBank – Chicago since 1991, was elected Co-Vice Chairman of The PrivateBank – Chicago in 2001 and is a director of The PrivateBank – Michigan. Prior to joining The PrivateBank, he served as senior vice president at First Colonial Bancshares of Avenue Bank of Oak Park and before that, Senior Vice President at First Chicago Bank of Oak Park, formerly known as Oak Park Trust & Savings Bank. Mr. Collins is a graduate of DePaul University with a B.S. in Finance. In the past, he has served as director of the Illinois Mortgage Bankers Association and chairman of the Loan Committee of the Oak Park Development Corporation.

William A. Goldstein (67) is the President of Lodestar Investment Counsel, LLC and a Managing Director of The PrivateBank – Chicago, and has over 40 years of experience in the investment industry. Mr. Goldstein was appointed to the Board of Directors of The PrivateBank – Chicago in January 2003 and elected a Director of PrivateBancorp, Inc. in April 2003. Prior to founding Lodestar in 1989, he was a principal in the founding of Burton J. Vincent, Chesley & Co. where he served as executive vice president and director. In 1983 the firm was acquired by Prescott, Ball & Turben (a subsidiary of Kemper Corporation). There Mr. Goldstein was chairman and director of Prescott Asset Management, and president of Selected Special Shares, a publicly traded mutual fund.

Wallace L. Head (56) has been a Managing Director, the Senior Trust Officer and a member of the Board of Directors of The PrivateBank – Chicago, as well as the Chief Executive Officer of Wealth Management for PrivateBancorp, Inc. since December 2004. Mr. Head served as the president and chief operating officer of Family Office Exchange LLC, from 2002 until joining PrivateBancorp, Inc. From 1992 until 2002, he held senior positions with various investment management firms, and previously a tax partner and national director of individual tax and financial advisory services at Arthur Andersen & Co. Mr. Head has a B.A. from Westminster College in Missouri, and MBA and JD degrees from the University of Missouri. He is a trustee of Westminster College and the John G. Shedd Aquarium in Chicago.

Richard C. Jensen (61) has been a Director since January 2000, and has been a Managing Director of The PrivateBank – Chicago since November 1999. He became Chairman, Chief Executive Officer and a Managing Director of The PrivateBank – St. Louis upon receipt of its banking charter in June 2000. From May 1998 until joining us, Mr. Jensen served as chairman and chief executive officer of Missouri Holding, Inc. From March to May 1998, he served as president and chief executive officer of Royal Banks of Missouri. For the previous 18 years, Mr. Jensen served in various executive positions with Bank of America and its predecessor, Boatmen’s Bank, in St. Louis.

Dennis L. Klaeser (49) has been Chief Financial Officer of PrivateBancorp, Inc., Chief Financial Officer and Managing Director of The PrivateBank – Chicago since 2003, and a Director at The PrivateBank – Wisconsin since 2005. Prior to joining the Company, Mr. Klaeser was a senior research analyst with Robert W. Baird & Co. since mid-2002. From 2000 until mid-2002, he was managing director and head of the US Financial Institutions Group at Andersen Corporate Finance, a division of Arthur Andersen LLP. From 1994 until 2000, Mr. Klaeser served in various capacities at First Union Securities (previously EVEREN Securities), including managing director of EVEREN’s financial institutions group from 1997 until 1999, and following First Union’s acquisition of EVEREN, as managing director of the bank group from 1999 until 2000.

Hugh H. McLean (48) has been Co-Vice Chairman of The PrivateBank – Chicago since 2001, a Managing Director of The PrivateBank – Chicago since 1996 and a director of The PrivateBank – St. Louis since January 24, 2006. He serves as head of The PrivateBank – Chicago suburban offices. Prior to joining the bank, he served as a regional manager with Firstar Bank Illinois and its predecessor from 1990 to 1996, and as head of a commercial banking division at American National Bank and Trust Company in Chicago from 1987 to 1990, where he was employed from 1980 to 1990.

David T. Provost (53) is Chairman and Chief Executive Officer of The PrivateBank – Michigan, formerly Bloomfield Hills Bancorp, Inc., which he co-founded in 1989. Prior to Bloomfield Hills, Bancorp, Inc., Mr. Provost served 13 years in various capacities with Manufacturers National Bank of Detroit and Manufacturers National Bank of Novi, now Comerica Bank. Mr. Provost attended Alma College where he earned his bachelor’s degree. He also earned an MBA from Eastern Michigan University and graduated from the University of Wisconsin School of Banking. In addition, Mr. Provost is currently Chairman of the Board of Trustees at Alma College.

James A. Ruckstaetter (59) has been a Managing Director since 1999, the Chief Credit Officer of The PrivateBank – Chicago since January 2000, Chief Credit Officer of PrivateBancorp, Inc. since April 2005 and a Director of The PrivateBank – Georgia since December 2006. His diverse experience includes credit and loan administration, commercial lending and residential real estate lending. Mr. Ruckstaetter’s career spans 35 years including various executive positions with leading Chicago area financial institutions. From January 1998 until June 1999, he was president and chief executive officer of Pan American Bank, a community bank on the west side of Chicago. From September 1994 to December 1997, Mr. Ruckstaetter served as a senior relationship manager at Bank of America.

Brian D. Schmitt (45) serves as Chairman and Chief Executive Officer of The PrivateBank – Georgia, having served as president and chief executive officer of Piedmont Bancshares, Inc. and its subsidiary, Piedmont Bank of Georgia, prior to our acquistion of Piedmont Bancshares, Inc. in December 2006. Mr. Schmitt has over 20 years of experience in the Atlanta banking market. Mr. Schmitt previously worked as a senior officer of Premier Bancshares, Inc., which was one of the largest bank holding companies in Georgia until it was acquired by BB&T Corporation in January 2000. Following BB&T’s acquisition of Premier in January 2000, Mr. Schmitt was retained by BB&T as senior vice president of its commercial real estate and SBA lending divisions. Mr. Schmitt currently serves as a director for the Community Bankers Association of Georgia and chairs various committees.

John B. Williams (55) has been a Director since April 2004, and serves as Managing Director and Chief Executive Officer of The PrivateBank – Wisconsin. Prior to joining The PrivateBank, Mr. Williams was president of U.S. Bank Wisconsin from 2000 through 2003. For the previous 30 years, Mr. Williams held various positions with U.S. Bank and its predecessors, Firstar and First Wisconsin. His experience includes middle market banking, retail banking, private banking, marketing, acquisitions and investment services. Mr. Williams serves on the Board of directors of Southeast Wisconsin Professional Baseball Park District, Medical College of Wisconsin, St. Norbert College, United Way of Greater Milwaukee, YMCA of Metropolitan Milwaukee, Milwaukee Public Library Foundation, and Wisconsin Tax Payers Alliance.

Christopher J. Zinski (44) was named General Counsel and Corporate Secretary of PrivateBancorp, Inc. and General Counsel, Corporate Secretary, and Managing Director of The PrivateBank – Chicago in September 2006. Prior to joining the Company, Mr. Zinski was an equity partner with the Chicago law firm of Schiff Hardin LLP since 1993, where he led the firm’s Financial Institutions practice. Prior to joining Schiff Hardin, he was partner and co-founder of Breyer & Zinski in

Washington, D.C., a law firm representing financial institutions in corporate transactions and regulatory matters. He began his career in 1987 as an associate with Housley Goldberg & Kantarian, P.C., Washington, D.C., where he handled initial public offerings and other transactions for financial institutions. Mr. Zinski is also a certified public accountant.

ITEM 1A.	RISK FACTORS

Our business, financial condition and results of operations are subject to various risks, including those discussed below, which may affect the value of our securities. The risks discussed below are those that we believe are the most significant risks, although additional risks not presently known to us or that we currently deem less significant may also impact our business, financial condition and results of operations, perhaps materially. See “Cautionary Statement Regarding Forward-Looking Information” on page 26.

We may not be able to implement aspects of our growth strategy.

Our growth strategy contemplates the further expansion of our business and operations, possibly through the addition of new product lines, the establishment of additional banks or banking offices or the acquisition of other banks or banking offices in our existing markets or in new metropolitan markets in the United States, as well as the acquisition of additional wealth management firms. Implementing these aspects of our growth strategy depends in part on our ability to successfully identify acquisition opportunities and strategic partners that will complement our private banking and wealth management approaches and to successfully integrate their operations with ours. To successfully acquire or establish new banks or banking offices, we must be able to correctly identify profitable or growing markets, as well as attract the necessary relationships to make these new facilities cost-effective. It is possible that the costs associated with future expansion or acquisitions may have adverse effects on our earnings per share. To the extent we undertake de novo (start-up) bank or banking office formations, our level of reported net income, return on average equity and return on average assets will be impacted by start-up costs and overhead expenses associated with such operation, the profitability of which will also depend on the time lag typically involved in redeploying deposits into attractively priced loans and other higher yielding assets. We are likely to experience the effects of higher expenses relative to operating income from any new operation. These expenses may be higher than we expected, and it may take longer than expected for new banks and/or offices to reach profitability. In addition, we cannot be sure that we will be able to identify suitable opportunities for further growth and expansion, or that if we do, that we will be able to successfully integrate these new operations into our business. If we are unable to effectively implement our growth strategies, our business may be adversely affected.

Our growth and expansion may strain our ability to manage our operations and our financial resources.

Our financial performance and profitability depend on our ability to execute our growth strategy. In addition to continuing to develop our existing client relationships and expanding the market presence of our current banking offices, we intend to continue to evaluate possible acquisition candidates and expansion opportunities in new strategic markets. We also intend to direct our energies towards building the breadth and depth of our wealth management area, including through the possible acquisition of additional wealth management firms and financial planning capabilities. This continued growth, however, may present operating and other challenges that could adversely affect our business, financial condition, results of operations and cash flows. Accordingly, there can be no assurance that we will be able to execute our growth strategy or maintain the level of profitability that we have recently experienced.

Our growth may also place a strain on our administrative, operation and financial resources and increased demands on our systems and controls. Our growth may require continued enhancements to and expansion of our operating and financial systems and controls and may strain or significantly challenge them. The process of consolidating the businesses and implementing the strategic integration of any acquired or newly-established banking offices and businesses with our existing business may take a significant amount of time. It may also place additional strain on our resources and require us to incur substantial expenses. We cannot assure you that we will be able to integrate any businesses we acquire or establish successfully or in a timely manner. Our continued growth will also increase our need for qualified personnel. We cannot assure you that we will be successful in attracting, integrating and retaining such personnel.

The loss of key managing directors may adversely affect our operations.

We are a relationship-driven organization. Our growth and development to date have resulted in large part from the efforts of our 148 managing directors. Our managing directors have primary contact with our clients and are extremely important in maintaining personalized relationships with our client base, which is a key aspect of our business strategy, and in increasing our market presence. The loss of one or more of these key employees could have a material adverse effect on our operations if remaining managing directors are not successful in retaining client relationships of a departing managing director.

We have entered into employment contracts with Ralph B. Mandell, our chairman, president and chief executive officer, and numerous other managing directors, including Richard Jensen, William Goldstein, Dennis Klaeser, Hugh McLean, Gary Collins, Jay Williams, Wallace Head, David Provost, Jim Ruckstaetter, and Brian Schmitt. In connection with our acquisition of Lodestar, we entered into employment contracts with each of Lodestar’s four portfolio managers. Despite these agreements, there can be no assurance that any of these individuals will decide to remain employed by us or that our business will be protected by various covenants not to compete or covenants not to solicit our clients that are contained in these agreements. We do not currently have employment agreements in place with the majority of our other managing directors or officers and none of these individuals are currently subject to any covenants not to compete or covenants not to solicit our clients.

Our commercial real estate loans generally involve higher principal amounts than our other loans, and repayment of these loans may be dependent on factors outside our control or the control of our borrowers.

At December 31, 2006, our commercial real estate loans totaled approximately $1.5 billion, or 44% of our total loan portfolio. Additionally, multi-family loans totaled $212.9 million, or 6%, of total loans, and construction loans comprised $591.7 million, or 17%, of total loans. Commercial real estate lending typically involves higher loan principal amounts, and the repayment of these loans generally is dependent, in large part, on the successful operation of the property securing the loan or the business conducted on the property securing the loan. These loans may be more adversely affected by general conditions in the real estate markets or in the economy. For example, if the cash flow from a borrower’s project is reduced due to leases not being obtained or renewed, that borrower’s ability to repay the loan may be impaired. Many commercial real estate loan principal payments are not fully amortized over the loan period, but have balloon payments due at maturity. A borrower’s ability to make a balloon payment typically will depend on its ability to either refinance the loan or complete a timely sale of the underlying property.

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

We maintain an allowance for loan losses sufficient to absorb credit losses inherent in our loan portfolio. The allowance for loan losses represents our estimate of probable losses in the portfolio at each balance sheet date and is supported by all available and relevant information. The allowance contains provisions for probable losses that have been identified relating to specific borrowing relationships, as well as probable losses inherent in the loan portfolio and credit undertakings that are not specifically identified. Loan quality is continually monitored by management and reviewed by the loan committees of the Boards of Directors of the banks on a quarterly basis. The amount of additions to the allowance for loan losses, which is charged to earnings through the provision for loan losses, is determined based on a variety of factors, including:

•	assessment of the credit risk of the portfolio,

•	evaluation of loans classified as special mention, sub-standard and doubtful loans,

•	delinquent loans,

•	evaluation of other watch list credits

•	evaluation of current economic conditions in the market area,

•	actual charge-offs during the year,

•	historical loss experience, and

•	industry loss averages.

As a percentage of total loans, the allowance was 1.09% at December 31, 2006, compared to 1.13% at December 31, 2005. Over the past year, we decreased our allowance as a percentage of total loans based on management’s analysis of our credit quality. Although we believe our loan loss allowance is adequate to absorb probable losses in our loan portfolio, the allowance may not be adequate. If our actual loan losses exceed the amount that is anticipated, our earnings could suffer.

There can be no assurance that our investment strategy will be successful.

Our investment strategy is designed to reduce the sensitivity in our balance sheet to changes in interest rates. To implement this strategy, we invest in interest sensitive instruments, including derivatives. Securities available-for-sale decreased to $496.8 million at December 31, 2006, down 29% from $695.2 million as of December 31, 2005. The contraction in the investment security portfolio since December 31, 2005 resulted primarily from the redemption of $138.5 million of FHLB (Chicago) stock during 2006. While the purpose of our investment security portfolio, including derivatives, is to mitigate our interest rate sensitivity, we cannot predict whether these instruments will perform as expected. In addition, the failure of any counterparty to meet its obligations under these financial instruments would cause such instruments to lose substantial value. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Financial Condition—Investments Securities.”

Our investment policy gives us investment discretion and allows us to invest in certain asset classes and in certain amounts and concentrations that may increase losses in the event our investment portfolio performs in a manner we did not anticipate.

The unavailability of alternative funding sources may constrain our growth.

We have in the past and continue to utilize brokered deposits as one of our funding sources that supports our asset growth. In addition, as a part of our liquidity management strategy, we intend to limit our use of brokered deposits as a percentage of total deposits to levels no more than 40% as we determine prudent from time to time. At December 31, 2006, brokered deposits comprised 17% of our total deposits. If this funding source becomes more difficult to access, we will have to seek alternative funding sources in order to continue to fund our asset growth. This may include attempting to attract significant new core deposits at higher costs, reducing our available-for-sale securities portfolio and selling loans. There can be no assurance that brokered deposits will be available, or if available, sufficient to support our continued growth.

We rely on the services of third parties to provide services that are integral to our operations.

We rely on third-party service providers to support our operations. In particular, in our wealth management business, we have not, in the past, provided investment management services directly through our own personnel. Rather, we have relied, and continue to rely, upon selected outside investment managers to provide investment advice and asset management services to our clients. We cannot be sure that we will be able to maintain these arrangements on favorable terms. Also, many of the investment managers with whom we work are affiliated with our competitors in the financial services field. We cannot be sure that our investment managers will continue to work with us in these arrangements or that our clients will continue to utilize the services of these investment managers through us, rather than directly from the investment management firms themselves. The loss of any of these outside investment managers may impact our ability to provide our clients with quality service or certain types of portfolio management without incurring the cost of replacing them. We also are dependent on third-party service providers for data processing and other information processing systems that support our day-to-day trust and banking activities. Any disruption to the services provided by these third parties could have an adverse impact on our operations.

We may be adversely affected by interest rate changes.

Our operating results are largely dependent on our net interest income. Fluctuations in interest rates may significantly impact our net interest income, which is the difference between the interest income earned on earning assets, usually loans and investment securities, and the interest expense paid on deposits and borrowings. A negatively sloped yield curve over the last year has compressed net interest margin; however, over the long term, we expect our net interest margin to benefit during a rising rate environment and alternatively, if market rates decrease, we expect our net interest margin to decrease. We are unable to predict fluctuations in interest rates, which are affected by factors including:

•	inflation or deflation;

•	recession;

•	unemployment rates;

•	money supply;

•	domestic and foreign events; and

•	instability in domestic and foreign financial markets.

As a continuing part of our financial strategy, we attempt to manage the impact of fluctuations in market interest rates on our net interest income. This effort entails providing a reasonable balance between interest rate risk, credit risk, liquidity risk and maintenance of yield. Asset/liability management policy is established by our investment committee of our Board of Directors and is monitored by management. Our asset/liability management policy sets standards within which we are expected to operate. These standards include guidelines for exposure to interest rate fluctuations, liquidity, loan limits as a percentage of funding sources, exposure to correspondent banks and brokers, and reliance on non-core deposits. Our asset/liability policy may not be able to prevent changes in interest rates from having a material adverse effect on our results of operation and financial condition.

Our future success is dependent on our ability to compete effectively in the highly competitive banking industry.

We face substantial competition in all phases of our operations from a variety of different competitors. Our future growth and success will depend on our ability to compete effectively in this highly competitive environment. To date, we have grown our business successfully by focusing on our market niche and emphasizing consistent delivery of the high level of service and responsiveness desired by our clients. We compete for loans, deposits, wealth management and other financial services in our geographic markets with other commercial banks, thrifts, credit unions and brokerage firms operating in the markets we serve. Many of our competitors offer products and services which we do not, and many have substantially greater resources, name recognition and market presence that benefit them in attracting business. In addition, larger competitors may be able to price loans and deposits more aggressively than we do. As we have grown, we have become increasingly dependent on outside funding sources, including brokered deposits, where we face nationwide competition. Some of the financial institutions and financial services organizations with which we compete are not subject to the same degree of regulation as is imposed on bank holding companies, federally insured, state-chartered banks, federal savings banks, and national banks. As a result, these nonbank competitors have certain advantages over us in accessing funding and in providing various services.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company’s executive offices are located in the central business and financial district of Chicago. The banks operate through 18 banking locations throughout our market areas, in addition to the space occupied by each of Lodestar and The PrivateBank Mortgage Company, both located in downtown Chicago. All of the spaces are leased with the exception of the St. Charles location, which is owned by the Holding Company. We have a variety of renewal options for each of our properties and certain rights to secure additional space. The banks’ offices are located in downtown Chicago, Chicago’s Gold Coast, Wilmette, Oak Brook, St. Charles, Winnetka, Lake Forest, and Geneva, Illinois; St. Louis and Chesterfield, Missouri; Bloomfield Hills, Rochester and Grosse Point, Michigan; Milwaukee, Wisconsin; and Atlanta, Norcross and Alpharetta, Georgia.

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

Our common stock is listed on the NASDAQ Global Market under the symbol “PVTB.” As of February 15, 2007, we had approximately 441 holders of record of our common stock and approximately 17,408 stockholders held their shares in street name. The table below sets forth the intra-day high and low sale prices of our common stock as reported by NASDAQ for the periods indicated.

	High	Low
2006
First Quarter	$41.530	$34.820
Second Quarter	45.780	39.700
Third Quarter	47.510	39.760
Fourth Quarter	46.120	39.440

2005
First Quarter	$35.000	$29.260
Second Quarter	35.850	29.600
Third Quarter	38.150	32.600
Fourth Quarter	37.850	32.380

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

Cash Dividends
Per Share
2006
First Quarter	$0.060
Second Quarter	0.060
Third Quarter	0.060
Fourth Quarter	0.060

2005
First Quarter	$0.045
Second Quarter	0.045
Third Quarter	0.045
Fourth Quarter	0.045

The following table provides information about purchases by the Company during the quarter ended December 31, 2006 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

						(d)
				(c)		Maximum Number of
				Total Number of Shares		Shares that may be
	(a)		(b)	Purchased as part of		purchased under
	Total Number of		Average Price	publicly announced		the Plans/
Period	Shares Purchased		paid per Share	Plans or Programs		Program(2)(3)
10/01/06-10/31/06	—		—	—		222,792
11/01/06-11/30/06	—		—	—		222,792
12/01/06-12/31/06	35,151	(1)	$40.52	35,151	(1)	222,792

Total	35,151	(1)	$40.52	35,151	(1)	222,792

(1)	Represents shares reacquired by the Company in payment of the exercise price and/or withholding taxes in connection with the exercise of certain employee/director stock options.
(2)	The Company’s Board of Directors approved the repurchase by the Company of up to an aggregate of 231,192 shares of its common stock pursuant to the repurchase program that was publicly announced on July 25, 2001 (the “Program”). Unless terminated earlier by the Company’s Board of Directors, the Program will expire when the Company has repurchased all shares authorized for repurchase thereunder.
(3)	Does not include shares reacquired by the Company in payment of the exercise price and/or withholding taxes in connection with the exercise of certain employee/director stock options.

Stock Performance Graph

The graph below compares the cumulative total stockholder returns on the common stock of the Company for the period beginning December 31, 2001 and ending December 31, 2006, with the cumulative total return on the Russell 2000 Index and a peer group index, the CRSP Index for NASDAQ Bank Stocks, over the same period, assuming the investment of $100 in the Company’s common stock, the Russell 200 Index and the CRSP Index for NASDAQ Bank Stocks on December 31, 2001, and the reinvestment of all dividends.

Compare Cumulative Total Return Among
PrivateBancorp, Inc., Russell 2000 Index and NASDAQ Bank Index

Assumes $100 Invested on December 31, 2001
Assumes Dividend Reinvested Fiscal Year Ending December 31, 2006

	Period Ending
Index	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06

PrivateBancorp, Inc.	$100.00	$193.76	$349.51	$499.49	$554.20	$652.35
Nasdaq Bank Index	100.00	106.95	142.29	161.73	158.61	180.53
Russell 2000 Index	100.00	79.52	117.09	138.55	144.86	171.47

ITEM 6.	SELECTED FINANCIAL DATA

Set forth below is our summary consolidated financial information and other financial data (in thousands, except common share data). This information should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data”.

	Year Ended December 31,
	2006(1)	2005(1)	2004	2003	2002
	(dollars in thousands, except per share data)
Selected Statement of Income Data:
Interest income:
Loans, including fees	$228,816	$139,613	$79,499	$62,793	$52,560
Securities	27,583	36,319	33,571	24,633	19,156
Federal funds sold and interest-bearing deposits	722	500	40	68	126

Total interest income	257,121	176,432	113,110	87,494	71,842

Interest expense:
Interest-bearing demand deposits	1,744	864	548	553	636
Savings and money market deposit accounts	55,193	30,562	12,462	6,425	7,328
Brokered deposits and other time deposits	65,474	31,223	17,960	16,934	16,014
Funds borrowed	11,093	13,367	6,659	4,502	5,325
Trust preferred securities	6,143	4,016	1,939	1,940	1,939

Total interest expense	139,647	80,032	39,568	30,354	31,242

Net interest income	117,474	96,400	73,542	57,140	40,600
Provision for loan losses	6,836	6,538	4,399	4,373	3,862

Net interest income after provision for loan losses	110,638	89,862	69,143	52,767	36,738

Non-interest income:
Wealth management income	13,855	9,945	8,316	6,630	2,878
Mortgage banking income	3,339	3,886	2,856	3,474	2,248
Other income	6,278	4,276	3,029	2,323	1,955
Securities (losses) gains	(374)	499	968	1,759	11
Gains (losses) on interest rate swap	64	404	(870)	(238)	(943)

Total non-interest income	23,162	19,010	14,299	13,948	6,149

Non-interest expense:
Salaries and employee benefits	43,930	36,311	28,545	22,859	14,670
Occupancy expense, net	9,755	7,517	5,671	5,564	4,891
Data processing	3,316	2,832	2,009	1,528	1,509
Marketing	4,291	3,549	2,521	2,527	1,648
Professional fees	6,813	4,551	4,323	4,085	3,101
Wealth management fees	2,665	1,079	731	587	588
Amortization of intangibles	628	411	168	168	—
Insurance	1,319	1,095	919	700	455
Other operating expenses	6,349	5,341	3,305	4,129	2,436

Total non-interest expense	79,066	62,686	48,192	42,147	29,298

Minority interest expense	330	307	270	193	—

Income before income taxes	54,404	45,879	34,980	24,375	13,589

Income tax provision	16,558	14,965	9,647	6,628	3,038

Net income	$37,846	$30,914	$25,333	$17,747	$10,551

Per Share Data(2):
Basic earnings	$1.83	$1.53	$1.29	$1.05	$0.72
Diluted earnings	1.76	1.46	1.22	0.99	0.68
Dividends	0.24	0.18	0.12	0.08	0.05
Book value (at end of period)	13.83	11.64	9.85	8.74	5.87
Selected Financial Condition Data (at end of period):
Total securities(3)	$496,782	$695,151	$763,985	$669,262	$487,020
Total loans	3,499,988	2,608,067	1,653,363	1,224,657	965,641
Total assets	4,261,391	3,497,308	2,538,665	1,986,915	1,544,723
Total deposits	3,551,013	2,823,382	1,872,635	1,547,359	1,205,271
Funds borrowed	281,733	296,980	414,519	219,563	209,954
Trust preferred securities	98,000	98,000	20,000	20,000	20,000
Total stockholders’ equity	297,124	238,629	196,921	168,947	90,402
Wealth management assets under management	2,902,205	2,436,766	1,727,479	1,494,881	1,239,779
Selected Financial Ratios and Other Data:
Performance Ratios:
Net interest margin(4)(10)	3.46%	3.57%	3.67%	3.66%	3.47%
Net interest spread(5)	3.01	3.21	3.40	3.46	3.27
Non-interest income to average assets	0.63	0.65	0.64	0.80	0.47
Non-interest expense to average assets	2.14	2.11	2.17	2.43	2.22
Net overhead ratio(6)	1.51	1.47	1.53	1.63	1.75

	Year Ended December 31,
	2006(1)	2005(1)	2004	2003	2002
	(dollars in thousands, except per share data)
Efficiency ratio(7)(10)	54.45	52.37	52.26	56.78	59.02
Return on average assets(8)	1.02	1.04	1.14	1.02	0.80
Return on average equity(9)	15.45	14.33	13.86	14.17	14.30
Fee income to total revenue(11)	16.65	15.81	16.18	17.86	14.85
Dividend payout ratio	13.49	12.06	9.57	7.94	6.54
Asset Quality Ratios:
Non-performing loans to total loans	0.25%	0.04%	0.15%	0.09%	0.14%
Non-accrual loans to total loans	0.11	0.03	0.07	0.00	0.08
Allowance for loan losses to:
Total loans	1.09	1.13	1.15	1.23	1.20
Non-performing loans	380	2,201	751	1,343	828
Net charge-offs to average total loans	0.03	−0.01	0.04	0.08	0.07
Non-performing assets to total assets	0.23	0.04	0.10	0.06	0.09
Balance Sheet Ratios:
Loans to deposits	98.6%	92.4%	88.3%	79.1%	80.1%
Average interest-earning assets to average interest-bearing liabilities	111.5	112.6	114.1	110.5	107.9
Capital Ratios:
Average equity to average assets	6.63%	7.25%	8.23%	7.22%	5.58%
Total risk-based capital ratio	10.27	10.65	11.46	12.86	8.27
Tier 1 risk-based capital ratio	8.06	8.61	10.40	11.73	6.89
Leverage ratio	7.51	7.18	7.83	8.36	5.40

(1)	Financial results of The PrivateBank – Georgia in 2006 are from the date of acquisition, December 13, 2006 and the financial results of The PrivateBank – Michigan in 2005 are from the date of acquisition, June 20, 2005.

(2)	All previously reported share and per share data has been restated to reflect the 2-for-1 stock split which occurred on May 31, 2004.
(3)	For all periods, the entire securities portfolio was classified “Available for Sale.”
(4)	Net interest income, on a tax equivalent basis, divided by average interest-earning assets.
(5)	Tax equivalent yield on average interest-earning assets less rate on average interest-bearing liabilities.
(6)	Non-interest expense less non-interest income divided by average total assets.
(7)	Non-interest expense divided by the sum of net interest income, on a tax equivalent basis, plus non-interest income.
(8)	Net income divided by average total assets.
(9)	Net income divided by average common equity.
(10)	We adjust GAAP reported net interest income by the tax equivalent adjustment amount (assuming a 35% tax rate) to account for the tax attributes on federally tax exempt municipal securities. For GAAP purposes, tax benefits associated with federally tax exempt municipal securities are recorded as a benefit in income tax expense. The following table reconciles reported net interest income to net interest income on a tax equivalent basis for the periods presented:

	Reconciliation of net interest income to net
	interest income on a tax equivalent basis
	For the Year Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Net interest income	$117,474	$96,400	$73,542	$57,140	$40,600
Tax equivalent adjustment to net interest income	4,571	4,507	4,381	3,134	2,894

Net interest income, tax equivalent basis	$122,045	$100,907	$77,923	$60,274	$43,494

(11)	Wealth management, mortgage banking and other income as a percentage of the sum of net interest income and wealth management, mortgage banking and other income.
Note: All previously reported data has been restated to reflect the adoption of SFAS No. 123(R), “Share Based Payment” using the Modified-Retrospective-Transition method.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

PrivateBancorp was organized as a Delaware corporation in 1989 to serve as the holding company for The PrivateBank – Chicago, a de novo bank. We completed our initial public offering in June of 1999. We currently have five bank subsidiaries that operate through 18 offices in Chicago, suburban Detroit, St. Louis, Milwaukee, Kansas City and Atlanta. Using the European tradition of “private banking” as our model, we provide our clients with traditional individual and corporate banking services as well as access to mortgage loans offered through The PrivateBank Mortgage Company, and wealth management services offered through our wealth management division.

We have grown our business organically as well as through the acquisition of existing banks and the establishment of de novo banks and offices in new markets. We completed our most recent acquisition in December 2006 when we purchased Piedmont Bancshares, Inc., and its subsidiary, Piedmont Bank of Georgia. Subsequent to the acquisition, we changed the name of Piedmont Bank to The PrivateBank. Piedmont’s executive officers continue to manage The PrivateBank – Georgia. We also announced plans in the fourth quarter of 2006 to grow using our de novo bank strategy by creating a new bank in Kansas City, Missouri and hiring a senior management team to lead that bank.

Since year-end 2001 to December 31, 2006, we have grown our asset base at a compounded annual rate of 29% to $4.3 billion. During the same period, loans have grown at a compounded annual rate of 35% to $3.5 billion, deposits at a compounded annual rate of 33% to $3.6 billion and core deposits at a compounded annual rate of 33% to $3.0 billion. Wealth Management assets under management grew at a compounded annual rate of 32% to $2.9 billion since year-end 2001. Diluted earnings per share (EPS) have grown at a compounded annual rate of 36% to $1.76 since year-end 2001. Excluding loans acquired from The PrivateBank – Michigan and The PrivateBank – Georgia, loans grew at a compounded annual rate of 31% from year-end 2001 to December 31, 2006. Excluding core deposits acquired from The PrivateBank – Michigan and The PrivateBank – Georgia, core deposits grew at a compounded annual rate of 29% from year-end 2001 to December 31, 2006. Excluding wealth management assets acquired from The PrivateBank – Michigan, The PrivateBank – Georgia, and Lodestar, wealth management assets have grown at a five-year compounded annual rate of 25%.

For financial information regarding our six separate lines of business, The PrivateBank – Chicago, The PrivateBank – Michigan, The PrivateBank – St. Louis, The PrivateBank – Georgia, Wealth Management Services, and Holding Company Activities, see “Operating Segments Results” beginning on page 51 and “Note 2—Operating Segments” to our consolidated financial statements as of and for the year ended December 31, 2006, included on page F-14.

The profitability of our operations depends on our net interest income, provision for loan losses, non-interest income, and non-interest expense. Net interest income is dependent on the amount of and yields earned on, interest-earning assets as compared to the amount of and rates paid on, interest-bearing liabilities. Net interest income is sensitive to changes in market rates of interest as well as to the execution of our asset/liability management strategy. The provision for loan losses is affected by changes in the loan portfolio, management’s assessment of the collectability of the loan portfolio, loss experience, as well as economic and market factors. Non-interest income consists primarily of wealth management fee revenue, mortgage banking income, bank owned life insurance and to a lesser extent, fees for ancillary banking services. Net securities gains/losses and net gains/losses on an interest rate swap are also included in non-interest income.

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

The accounting policies that we view as critical to us are those relating to estimates and judgments regarding the determination of the adequacy of the allowance for loan losses, the estimation of the valuation of goodwill and the useful lives applied to intangible assets, and income taxes.

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

Management adjusts the allowance for loan losses by recording a provision for loan losses in an amount sufficient to maintain the allowance at the level determined appropriate. Loans are charged-off when deemed to be uncollectible by management. We believe that the allowance for loan losses is adequate to provide for estimated probable credit losses inherent in our loan portfolio. The allowance for loan losses as a percentage of total loans was 1.09% as of December 31, 2006, compared to 1.13% at December 31, 2005.

Goodwill and Intangible Assets

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Other intangible assets represent purchased assets that also lack physical substance but can be separately distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset, or liability. We perform an annual goodwill impairment test in accordance with SFAS No. 142, which requires that goodwill and intangible assets that have indefinite lives no longer be amortized but be reviewed for impairment annually, or more frequently if certain indicators arise. Prior to the adoption of SFAS No. 142, goodwill was being amortized using the straight-line method over a period of 15 years. Impairment losses on recorded goodwill, if any, will be recorded as operating expenses.

Goodwill is “pushed down” to business segments at acquisition. Fair values of reporting units are determined using either discounted cash flow analyses based on internal financial forecasts or, if available, market-based valuation multiples for comparable businesses. No impairment was identified as a result of the testing performed during 2006 or 2005. Note 2—Operating Segments contains additional information regarding goodwill and the carrying values by segment.

Customer intangibles acquired in connection with the acquisition of Lodestar are amortized over an estimated useful life of 15 years. Customer intangibles acquired in connection with the acquisition of The PrivateBank – Michigan are amortized over 10 years using an accelerated method of amortization. Customer intangibles acquired in connection with the acquisition of The PrivateBank – Georgia will be amortized over 8 years using an accelerated method of amortization.

Income Taxes

The Company is subject to the federal income tax laws of the United States, and the tax laws of the states and other jurisdictions where it conducts business. Due to the complexity of these laws, taxpayers and the taxing authorities may subject these laws to different interpretations. Management must make conclusions and estimates about the application of these innately intricate laws, related regulations, and case law. When preparing the Company’s tax returns, management attempts to make reasonable interpretations of the tax laws. Taxing authorities have the ability to challenge management’s analysis of the tax law or any reinterpretation management makes in its ongoing assessment of facts and the developing case law. Management assesses the reasonableness of its effective tax rate quarterly based on its current estimate of net income and the applicable taxes expected for the full year. On a quarterly basis, management also reviews circumstances and developments in tax law affecting the reasonableness of deferred tax assets and liabilities and reserves for contingent tax liabilities.

CONSOLIDATED RESULTS OF OPERATIONS

Net Income

Our net income for the year ended December 31, 2006 was $37.8 million or $1.76 per diluted share, compared to $30.9 million, or $1.46 per diluted share for December 31, 2005, and $25.3 million, or $1.22 per diluted share, for the year ended December 31, 2004. Our 2006 diluted earnings per share increased 21% as compared to 2005 earnings per share, and 2005 diluted earnings per share increased 20% as compared to 2004 earnings per share.

The increase in net income for 2006 compared to 2005 and 2005 compared to 2004 was primarily attributable to increases in interest earning assets and growth in fee income, mainly from increases in wealth management revenue. Additionally, the acquisition of The PrivateBank – Michigan was accretive in 2006 and 2005, including the consideration of all transaction costs. Our income growth was offset by a significant increase in interest expense, and growth in non-interest expense, evidenced by our efficiency ratio increasing to 54.45% at December 31, 2006 from 52.37% at December 31, 2005 and 52.26% at December 31, 2004.

Net Interest Income

Net interest income is the difference between interest income and fees on earning assets and interest expense and amortization of fees on deposits and borrowings. Interest income includes amortization of loan origination fees and costs recorded from loans. Interest expense includes amortization of prepaid fees on brokered deposits and issuance costs of trust preferred securities. Net interest margin represents the net interest income on a tax equivalent basis as a percentage of average earning assets during the period. Net interest margin reflects the spread between average yields earned on interest earning assets and the average rates paid on interest bearing deposits and borrowings. The volume of non-interest bearing funds, largely comprised of demand deposits and capital, also affects the net interest margin.

Net interest income was $117.5 million for the year ended December 31, 2006, compared to $96.4 million for 2005, an increase of 22%. Both the volume of assets and liabilities and the corresponding rates earned and paid, affect net interest income. The increase in net interest income for 2006 is primarily attributable to growth in earning assets. Average earning assets for 2006 were $3.5 billion compared to $2.8 billion for 2005, an increase of 25%. Our net interest margin (on a tax equivalent basis) was 3.46% for the year ended December 31, 2006 compared to 3.57% for the prior year.

Net interest income was $96.4 million for the year ended December 31, 2005, compared to $73.5 million for 2004, an increase of 31%. The increase in net interest income for 2005 is primarily attributable to growth in earning assets. Average earning assets for 2005 were $2.8 billion compared to $2.1 billion for 2004, an increase of 33%. Our net interest margin (on a tax equivalent basis) was 3.57% for 2005 compared to 3.67% for the year ended December 31,2004.

During 2006, increased volumes of interest earning assets at higher rates were offset by increased volumes of interest bearing liabilities at higher rates. Our cost of funds increased 1.23% to 4.42% for 2006 compared to 3.19% for 2005, and our tax exempt yield on earning assets increased by 1.03% to 7.43% in 2006 compared to 6.40% in 2005. Non-interest bearing funds impact net interest margin since they represent non-interest bearing sources of funds that are deployed in interest bearing assets. Non-interest bearing funds positively impacted net interest margin by 0.45% at December 31, 2006 and by 0.36% at December 31, 2005.

The yield curve became modestly negatively sloped during the early part of the third quarter in 2006 and began to become more severely negatively sloped late in the third quarter and during fourth quarter, which resulted in a decline in our net interest margin in comparison to the prior year. A large portion of our funding is sensitive to movements in the short end of the yield curve, just as a large majority of our loan portfolio is effectively pegged off the prime rate.

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

The following table presents a summary of our net interest income and related net interest margin, calculated on a tax equivalent basis (dollars in thousands):

	Year Ended (dollars in thousands)
	2006			2005			2004
	Average			Average			Average
	Balance(1)	Interest	Rate	Balance(1)	Interest	Rate	Balance(1)	Interest	Rate
Fed funds sold and other short-term investments	$10,696	$722	6.75%	$14,730	$500	3.39%	$2,358	$40	1.69%
Tax-exempt municipal securities	211,182	14,568	6.90%	206,820	14,356	6.94%	212,873	14,451	6.79%
US Government Agencies, MBS, CMOs and Corporate CMOs	283,257	14,594	5.15%	350,093	16,845	4.81%	287,448	10,155	3.53%
Taxable municipal securities	3,824	287	7.51%	3,839	288	7.51%	3,855	291	7.55%
FHLB stock	49,832	2,656	5.33%	167,012	9,191	5.50%	209,759	12,807	6.11%
Other securities	2,442	49	2.02%	3,438	146	4.24%	4,376	248	5.68%

Investment securities (taxable)	$339,355	$17,586	5.18%	$524,382	$26,470	5.05%	$505,438	$23,501	4.65%

Commercial, Construction and Commercial Real Estate Loans	$2,432,706	$191,891	7.89%	$1,677,839	$115,179	6.86%	$1,135,185	$66,048	5.82%
Residential Real Estate Loans	244,904	14,648	5.98%	159,745	8,777	5.49%	89,625	4,891	5.46%
Personal Loans	284,599	22,277	7.83%	242,906	15,657	6.45%	179,486	8,560	4.77%

Total Loans(2)	2,962,209	228,816	7.72%	2,080,490	139,613	6.71%	1,404,296	79,499	5.66%

Total earning assets	$3,523,442	$261,692	7.43%	$2,826,422	$180,939	6.40%	$2,124,965	$117,491	5.53%

Allowance for Loan Losses	$(33,281)			$(23,725)			$(17,087)
Cash and Due from Banks	28,848			33,043			30,387
Other Assets	173,455			139,761			84,439

Total Average Assets	$3,692,464			$2,975,501			$2,222,704

Interest Bearing Demand accounts	$123,554	$1,744	1.41%	$114,743	$1,589	1.38%	$90,888	$510	0.56%
Regular Savings Accounts	14,240	110	0.77%	15,920	101	0.63%	13,758	115	0.84%
Money Market Accounts	1,305,042	55,083	4.22%	1,051,843	29,736	2.83%	709,165	12,385	1.75%
Time Deposits	708,655	33,756	4.76%	441,518	14,374	3.26%	320,574	6,900	2.15%
Brokered Deposits	678,817	31,718	4.67%	446,197	16,849	3.78%	391,824	11,060	2.82%

Total Deposits	$2,830,308	$122,411	4.32%	$2,070,221	$62,649	3.03%	$1,526,209	$30,970	2.03%

FHLB advances	119,923	5,140	4.29%	269,570	10,473	3.89%	249,296	6,015	2.41%
Other borrowings	110,537	5,953	5.39%	116,613	2,894	2.48%	66,423	644	0.97%
Trust preferred securities	98,000	6,143	6.27%	53,634	4,016	7.49%	20,000	1,939	9.70%

Total interest-bearing liabilities	$3,158,768	139,647	4.42%	$2,510,038	80,032	3.19%	$1,861,928	39,568	2.13%

Non-Interest Bearing Deposits	$252,338			$214,827			$151,589
Other Liabilities	36,401			34,833			26,370
Stockholders’ Equity	244,957			215,803			182,817

Total Average Liabilities & Stockholders’ Equity	$3,692,464			$2,975,501			$2,222,704

Tax equivalent net interest income(3)		$122,045			$100,907			$77,923

Net interest spread(4)		117,474	3.01%		96,400	3.21%		73,542	3.40%
Effect of non interest bearing funds			0.45%			0.36%			0.27%
Net interest margin(3)(5)			3.46%			3.57%			3.67%

(1)	Average balances were generally computed using daily balances.
(2)	Nonaccrual loans are included in the average balances and do not have a material effect on the average yield. Interest due on non-accruing loans was not material for the periods presented.

(footnotes continued on next page.)

(3)	We adjust GAAP reported net interest income by the tax equivalent adjustment amount to account for the tax attributes on federally tax exempt municipal securities. The total tax equivalent adjustment reflected in the above table is $4.6 million, $4.5 million and $4.4 million for the years ended December 31, 2006, 2005, and 2004, respectively. For GAAP purposes, tax benefits associated with federally tax-exempt municipal securities are reflected in income tax expense. The following table reconciles reported net interest income to net interest income on a tax equivalent basis for the periods presented:

Reconciliation of year-to-date net interest income to year-to-date net interest income on a tax equivalent basis
(dollars in thousands)

	For the year ended
	December 31,
	2006	2005	2004
Net interest income	$117,474	$96,400	$73,542
Tax equivalent adjustment to net interest income	4,571	4,507	4,381

Net interest income, tax equivalent basis	$122,045	$100,907	$77,923

(4)	Yield on average interest-earning assets less rate on average interest-bearing liabilities.
(5)	Net interest income, on a tax-equivalent basis, divided by average interest-earning assets.

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

	2006 Compared to 2005				2005 Compared to 2004
	Change	Change	Change		Change	Change	Change
	due to	due to	due to	Total	due to	due to	due to	Total
	rate	volume	mix	change	rate	volume	mix	change
	(Dollars in thousands)				(Dollars in thousands)
Interest income/expense from:
Federal funds sold and other short-term investments	$494	$(137)	$(135)	$222	$39	$207	$214	$460
Investment securities: taxable	704	(9,340)	(248)	(8,884)	2,101	873	(5)	2,969
Investment securities: non-taxable(1)	(90)	303	(1)	212	326	(411)	(10)	(95)
Loans, net of unearned discount	21,094	59,169	8,940	89,203	14,995	37,866	7,253	60,114

Total tax-equivalent interest income(1)	22,202	49,995	8,556	80,753	17,461	38,535	7,452	63,448

Interest bearing deposits	26,888	23,002	9,872	59,762	15,301	11,009	5,369	31,679
Funds borrowed	5,220	(5,390)	(2,104)	(2,274)	4,228	1,462	1,018	6,708
Trust preferred securities	(654)	3,322	(541)	2,127	(442)	3,261	(742)	2,077

Total interest expense	31,454	20,934	7,227	59,615	19,087	15,732	5,645	40,464

Net tax-equivalent interest income(1)	$(9,252)	$29,061	$1,329	$21,138	$(1,626)	$22,803	$1,807	$22,984

(1)	Interest income on tax-advantaged investment securities reflects a tax-equivalent adjustment based on a marginal federal corporate tax rate of 35%. The total tax equivalent adjustment reflected in the above table is approximately $4.6 million, $4.5 million, and $4.4 million, for the years ended 2006, 2005, and 2004.

Provision for Loan Losses

We provide for an adequate allowance for loan losses that are probable and reasonably estimable in the portfolio. The provision for loan losses reflects management’s latest assessment of the inherent losses in the loan portfolio. Our allowance for probable loan losses is reassessed quarterly to determine the appropriate level of the reserve. Our analysis is influenced by the following factors: credit quality of loans, the volume, type and quality of loans and commitments in the portfolio, historical loss experience, and economic conditions. A discussion of the allowance for loan losses and the factors on which provisions are based begins on page 55.

The changes recorded in the components of the allowance for loan losses resulted in a provision for loan losses of $6.8 million for the year ended December 31, 2006, up from $6.5 million for 2005 and $4.4 million for 2004. We added $202.9 million of loans and $2.7 million of allowance for loan loss from The PrivateBank – Georgia at its acquisition date. In 2005, we added $315.6 million of loans and $3.6 million of allowance for loan loss from The PrivateBank – Michigan at its acquisition date. The Chicago, St. Louis, and Michigan banks continued to experience strong loan growth in 2006 and 2005. Excluding loans acquired from The PrivateBank – Georgia, loans grew 26% from December 31, 2005 to December 31, 2006. Net charge-offs for the year ended December 31, 2006 were $873,000 compared to net recoveries of $250,000 for the year ended December 31, 2005 and net charge-offs of $513,000 for the year ended December 31, 2004.

Non-interest Income

	For the Year Ended
	December 31,
	2006	2005	2004
		(In thousands)
Wealth management fee revenue	$13,855	$9,945	$8,316
Mortgage banking income	3,339	3,886	2,856
Banking and other services	4,665	2,847	2,153
Bank owned life insurance	1,613	1,429	876
Net securities and interest rate swap (losses) gains	(310)	903	98

Total banking, wealth management, mortgage banking and other income	$23,162	$19,010	$14,299

Non-interest income increased by $4.2 million or 22%, to $23.2 million for the year ended December 31, 2006 compared to $19.0 million for the year ended December 31, 2005. Non-interest income in 2006 includes net investment securities losses of $374,000, compared to net gains of $499,000 in the prior year period. The fair market value adjustment on a $25.0 million 10-year for three-month LIBOR interest rate swap resulted in gains of $64,000 for the year ended December 31, 2006 compared to gains of $404,000 in the prior year period. The Company retired this interest rate swap in the third quarter of 2006. Mortgage banking income decreased to $3.3 million from $3.9 million in the prior year period. Banking and other services income increased by $1.8 million over the prior year, due to growth in the Company during 2006. During 2005, non-interest income increased by $4.7 million or 33% to $19.0 million for the year ended December 31, 2005 compared to $14.3 million for the year ended December 31, 2004.

Wealth management fee revenue totaled $13.9 million for 2006, an increase of $4.0 million, or 40%, from 2005 levels of $9.9 million. The year-over-year increase in wealth management income was primarily due to the growth of net new business and change of fee structures for certain client relationships. Our trust business contributed $9.9 million of revenue during the year compared to $6.3 million during the prior year. Wealth Management assets under management increased 19% to $2.9 billion at year-end 2006, compared to $2.4 billion at December 31, 2005. Lodestar’s assets under management at December 31, 2006 were $749.9 million, The PrivateBank – Michigan’s assets under management were $524.4 million and trust assets managed by The PrivateBank – Chicago were $1.6 billion at December 31, 2006.

Wealth management fee revenue totaled $9.9 million for 2005, an increase of $1.6 million, or 19%, from 2004 levels of $8.3 million. The year-over-year increase in wealth management income was partially due to the inclusion of $753,000 of income generated by The PrivateBank – Michigan since its acquisition on June 20, 2005, and the addition of new business. Our trust business contributed $6.3 million of revenue during the year compared to $4.6 million during the prior year and reflects growth of net new business during 2005. Wealth Management assets under management increased 41% to $2.4 billion at year-end 2005, compared to $1.7 billion at December 31, 2004. Lodestar’s assets under management at December 31, 2005 were $689.2 million, The PrivateBank – Michigan’s assets under management were $506.5 million and trust assets managed by The PrivateBank – Chicago, were $1.4 billion at December 31, 2005.

Mortgage banking income was $3.3 million during 2006 compared to $3.9 million during 2005 and $2.9 million during 2004. The decrease in residential mortgage fee income between 2005 and 2006 is primarily due to a lower volume of loans sold as a result of decreased demand for residential real estate loans and management’s decision to place more loans on the Company’s balance sheet for asset liability management purposes.

During 2006, 2005, and 2004 we recognized income of $1.6 million, $1.4 million, and $876,000, respectively, related to the increased cash surrender value of bank owned life insurance (BOLI) policies. Income recognized on this product increased in 2006 as compared to 2005 primarily due to increases in the underlying policy yields. BOLI income recognized in 2005 increased as compared to 2004 primarily due to the inclusion of $96,000 of BOLI income from The PrivateBank — Michigan’s $5.3 million BOLI policy. These policies cover certain higher-level employees who are deemed to be significant contributors to us. All employees included in this policy are aware and have consented to the coverage. The cash surrender value of BOLI at December 31, 2006 was $42.5 million, compared to $40.9 million at December 31, 2005 and $34.1 million at December 31, 2004, and is included in other assets on the balance sheet.

Non-interest Expense

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Salaries and employee benefits	$43,930	$36,311	$28,545
Occupancy	9,755	7,517	5,671
Professional fees	6,813	4,551	4,323
Wealth Management Fees	2,665	1,079	731
Marketing	4,291	3,549	2,521
Data processing	3,316	2,832	2,009
Postage, telephone and delivery	1,359	1,113	903
Office supplies and printing	932	715	557
Amortization of intangibles	628	411	168
Insurance	1,319	1,095	919
Other expense	4,058	3,513	1,845

Total non-interest expense	$79,066	$62,686	$48,192

Non-interest expense increased $16.3 million, or 26%, to $79.1 million for the year ended December 31, 2006 compared to $62.7 million for 2005. The growth in non-interest expense during 2006 is a result of increases in personnel-related expense, occupancy expense, professional fees, and wealth management fees. The increase in non-interest expense from the prior year reflects a full year of expenses from The PrivateBank – Michigan and The PrivateBank – Wisconsin, compared to the prior year period. The PrivateBank – Michigan incurred non-interest expense of $9.0 million and The PrivateBank – Wisconsin incurred non-interest expense of $2.5 million during 2006. Some additional expenses incurred during 2006 include approximately $615,000 of expenses recognized in conjunction with the move of our corporate headquarters into larger offices during the third quarter 2006, and $1.2 million in expenses attributable to the fraud loss discovered during the fourth quarter 2006.

Non-interest expense increased $14.5 million or 30% to $62.7 million for the year ended December 31, 2005 compared to $48.2 million for 2004. Nearly half of the growth in non-interest expense during 2005 was due to the inclusion of expenses of The PrivateBank – Wisconsin, which opened in September 2005, and operating expenses from The PrivateBank – Michigan since acquisition in June 2005. During 2005, The PrivateBank – Michigan incurred non-interest expense of $5.2 million since the acquisition, and The PrivateBank – Wisconsin incurred $1.9 million of non-interest expense in 2005. Additionally, other expenses increased from December 31, 2004 to December 31, 2005 due to a charge of $980,000 associated with the early redemption of the Company’s outstanding 9.5% trust preferred securities that were redeemed on December 31, 2005.

The periods presented include stock option expense of $2.0 million in 2006, $2.8 million in 2005 and $2.5 million in 2004. Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.” The Company elected the modified-retrospective-transition method, which results in the restatement of prior periods by recognizing compensation cost in the amounts previously reported in the pro forma financial statement footnote disclosures. Compensation cost recognized includes the cost of all share-based payments granted, but not yet fully vested in all periods presented. Additionally, the balance of certain accounts has been adjusted on a cumulative basis to reflect the activity of periods that are not presented. The following table includes the adjustments to these accounts as of January 1, 2005, the beginning of the earliest period presented.

	As Reported	Adjustment for	Adjusted Balance
	January 1,	adoption of SFAS	January 1,
	2005	No. 123R	2005
		(in thousands)
Retained earnings	$73,789	$(9,703)	$64,086
Additional Paid in Capital	100,091	7,909	108,000
Deferred compensation	(5,056)	5,056	—
Deferred Income Tax Asset	(588)	2,847	2,259

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

Prior to the adoption of SFAS No. 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options and vesting of restricted shares as operating cash flows in the Statement of Cash Flows. SFAS No. 123R requires the cash flows resulting from the tax benefits of these tax deductions in excess of the compensation cost recognized for those share-based payments (the excess tax benefits) be classified as financing cash flows. The excess tax benefit in financing cash flows was $1.4 million in 2006 and $1.2 million in 2005.

As of December 31, 2006, total unrecognized compensation costs related to unvested stock options was $8.0 million with a weighted average remaining life of 3.6 years.

The following table shows our operating efficiency over the last three years:

	December 31,
	2006	2005	2004
Non-interest expense to average assets	2.14%	2.11%	2.17%
Net overhead ratio(1)	1.51	1.47	1.53
Efficiency ratio(2)	54.45	52.37	52.26

(1)	Non-interest expense less non-interest income divided by average total assets.
(2)	Non-interest expense divided by the sum of net interest income, on a tax equivalent basis, plus non-interest income. Please refer to the footnotes on page 45 for a reconciliation of net interest income to net interest income on a tax-equivalent basis.

Our efficiency ratio (on a tax-equivalent basis), which measures the percentage of net revenue that is expended as non-interest expense, for the year ended December 31, 2006 increased to 54.5%, as compared to 52.4% for the year ended December 31, 2005 and 52.3% for the year ended December 31, 2004.

Our efficiency ratio during 2006 reflects the impact of substantial increases in our non-interest expense. On a tax-equivalent basis, this ratio indicates that during 2006 we spent 54 cents to generate each dollar of revenue, compared to 52 cents in 2005 and 2004. During 2006 we continued to focus on expansion at the Company, as evidenced with the opening of a new office in Chesterfield, Missouri, expansion of our Oak Brook and Geneva offices to new space, as well as the relocation of our corporate headquarters. Additionally, the opening of the de novo office in Kansas City, and the purchase of The PrivateBank – Georgia, had a modestly negative impact on the efficiency ratio in 2006. With continued strong growth in the balance sheet and fee income over the course of 2007, and as we more fully lever the investment made in these new offices, we expect our efficiency ratio to incrementally decrease to the lower 50% range by the end of 2007.

Salary and employee benefit expense increased 21% to $43.9 million for the year ended December 31, 2006 from $36.3 million for the year ended December 31, 2005. During 2006, we added 85 full time equivalent employees, an increase of 22%, to approximately 471 full-time equivalent employees from 386 at December 31, 2005. This includes the addition and/or promotion of 34 Managing Directors and Associate Managing Directors. The Kansas City and Atlanta offices added 15 managing directors to the Company during the fourth quarter. The increase in salary and benefit expense in 2006 also includes a full year of expenses for The PrivateBank – Michigan.

Salary and employee benefit expense increased 27% to $36.3 million for the year ended December 31, 2005 from $28.5 million for the year ended December 31, 2004. During 2005, we added 125 full time equivalent employees, 73 of those through the acquisition of The PrivateBank – Michigan, to approximately 386 full-time equivalent employees from 261 at December 31, 2004, an increase of 48%. This includes the addition and/or promotion of 34 Managing Directors and Associate Managing Directors year over year, 18 of which are managing directors at The PrivateBank – Michigan. The PrivateBank – Michigan incurred salaries and benefits expense of $3.0 million during 2005.

Professional fees, which include fees paid for legal, accounting, consulting, and information systems consulting services, increased 50% to $6.8 million for the year ended December 31, 2006 from $4.6 million for 2005 and $4.3 million for 2004. The increase is primarily due to higher fees from the continued growth and expansion of the Company. The increase is also due to legal and consulting fees of $300,000 relating to the fraud loss investigation that occurred during the fourth quarter of 2006.

Wealth management fees paid to third party investment managers increased 147% to $2.7 million for the year ended December 31, 2006, from $1.1 million in 2005 and $731,000 in 2004. This increase in fees paid to third party investment managers is due to the increase in assets managed by Wealth Management during 2006 and from the restructuring of certain fee arrangements.

Marketing expenses increased to $4.3 million for the year ended December 31, 2006, from $3.5 million for the year ended December 31, 2005 and $2.5 million for the year ended December 31, 2004. Marketing expenses included approximately $1.1 million of expense incurred by The PrivateBank – Michigan in 2006.

During 2006, the main focus of information technology expenditures was in two areas. The information technology infrastructure was upgraded in association with the multiple office relocations that occurred during the year and The PrivateBank – Chicago implemented a Storage Area Network solution to improve storage capacity and document retrieval. In 2005, we upgraded the existing wire transfer system in Chicago, implemented an enhanced data replication and recovery solution, and further strengthened our data management strategy.

The other expense category of non-interest expense consists primarily of postage, telephone, delivery, office supplies, training and other miscellaneous expenses. Other expenses increased by 16% from prior year, principally due to the asset write off related to the fraud loss that occurred during the fourth quarter of 2006. The total expense incurred from the fraud loss was $1.2 million, of which $918,000 related to the asset write-off in other expense and $300,000 related to professional fees for investigating the loss. During 2005 other expense increased 90% from 2004, principally due to a charge of $980,000 associated with the early redemption of the Company’s outstanding 9.5% trust preferred securities that were redeemed on December 31, 2005.

During 2006, we amortized $628,000 in intangible assets, $170,000 of which is related to our acquisition of a controlling interest in Lodestar in 2002, $440,000 of which is related to our acquisition of The PrivateBank – Michigan in June 2005, and $18,000 of which is related to the acquisition of The PrivateBank – Georgia in December 2006. In 2005, we amortized $411,000 in intangible assets, $168,000 of which is related to our acquisition of a controlling interest in Lodestar and $243,000 of which is related to our acquisition of The PrivateBank – Michigan in June 2005.

Minority Interest Expense

On December 30, 2002, The PrivateBank – Chicago acquired an 80% controlling interest in Lodestar. The Company records its 20% noncontrolling interest in Lodestar related to Lodestar’s results of operations in minority interest expense on the consolidated statement of income. For the years ended December 31, 2006 and 2005, we recorded $330,000 and $307,000 of minority interest expense, respectively.

Off-Balance Sheet Arrangements and other Contractual Obligations and Commitments

We do not have material off-balance sheet arrangements. We have various financial obligations, including contractual obligations and commitments that may require future cash payments. The following table presents, as of December 31, 2006, significant fixed and determinable contractual obligations to third parties which are expected to become due and payable during the period specified.

	Financial
	Statement	Year Ended December 31, 2006
	Note	Payments due in:
Contractual Obligations(1)	Reference(3)	Total	1 year	1-3 years	3-5 years	5 years
		(in thousands)
Deposits with no stated maturity		$2,028,092	$2,028,092	$—	$—	$—
Time deposits	9	933,600	830,446	73,330	29,824	—
Brokered deposits(2)	9	589,321	397,434	99,584	15,869	76,434
FHLB advances	9	168,787	68,031	43,000	6,000	51,756
Trust preferred securities	10	98,000	—	—	—	98,000
Fed funds purchased & demand repurchase agreements		112,947	112,947	—	—	—
Operating leases	7	40,606	3,384	9,639	8,891	18,692
Purchase obligations		28,300	11,090	9,848	6,680	682

Total		$3,999,653	$3,451,424	$235,401	$67,264	$245,564

(1)	Excludes obligations to pay interest on deposits and borrowings
(2)	Includes $1.7 million of unamortized broker commissions
(3)	See consolidated financial statements commencing on page F-4.

Our operating lease obligations represent short- and long-term lease and rental payments for facilities, equipment, and certain software or data processing. During 2006, we entered into new lease agreements for our existing Wilmette office, and for new space for our Oakbrook, and Geneva, Illinois offices. Our corporate headquarters relocated in the third quarter 2006 and assumed a new lease. Our new office in Chesterfield, Missouri entered into a new lease during 2006 and, as a result of the acquisition of The PrivateBank – Georgia, we added leases for office space at three locations in Georgia.

Commitments to extend credit, including loan commitments, standby letters of credit, and commercial letters of credit do not necessarily represent future cash requirements, because these commitments may expire without being drawn upon. Information on commitments and letters of credit can be found on page F-39.

Our commitments to fund civic and community investments, which represent future cash outlays for the construction and development of properties for low-income housing, small business real estate, and historic tax credit projects that qualify for CRA purposes, are not included in the contractual obligations table above. The timing and amounts of these commitments are projected based upon the financing arrangements provided in each project’s partnership or operating agreement, and could change due to variances in the construction schedule, project revisions, or the cancellation of the project. We continue to reach out to every market we serve through our community development efforts.

Income Taxes

The following table shows our income before income taxes, applicable income taxes and effective tax rate for the years ended December 31, 2006, 2005, and 2004, respectively.

	Year Ended December 31,
	2006	2005	2004
	(dollars in thousands)
Income before taxes	$54,404	$45,879	$34,980
Income tax provision	16,558	14,965	9,647
Effective tax rate	30.4%	32.6%	27.6%

The effective income tax rate varies from statutory rates principally due to certain interest income that is tax-exempt for federal or state purposes, and certain expenses that are disallowed for tax purposes. The decrease in the effective tax rate for 2006 compared to 2005 is primarily the result of the release of certain reserves mostly due to the expiration of the statute of limitations. The increase in the effective tax rate for 2005 as compared to 2004 reflects the growth in pre-tax income of 31% and the decrease in federally tax-exempt municipal securities income of 2% year over year. The average balance of municipal securities was $206.8 million in 2005 compared to $212.9 million in 2004.

Operating Segments Results

As described in Note 2 to the consolidated financial statements, our operations consist of six primary business segments: The PrivateBank – Chicago, The PrivateBank – St. Louis, The PrivateBank – Michigan, The PrivateBank – Georgia, Wealth Management, and the Holding Company. The PrivateBank Mortgage Company results are included in The PrivateBank – Chicago since June 15, 2004, the date of our acquisition of Corley Financial. The PrivateBank – Wisconsin’s results are included in the results of The PrivateBank – St. Louis, because The PrivateBank – Wisconsin was not granted a separate charter until January 2, 2007.

The PrivateBank – Chicago

The profitability of The PrivateBank – Chicago is primarily dependent on the net interest income, provision for loan losses, non-interest income and non-interest expense. Net income for The PrivateBank – Chicago for the year ended December 31, 2006 increased 13% to $39.4 million from $34.9 million for the year ended December 31, 2005. Net income for The PrivateBank – Chicago for the year ended December 31, 2005 increased 32% to $34.9 million from $26.4 million for the year ended December 31, 2004.

For 2006, the net income growth for The PrivateBank – Chicago resulted from improvements in net interest income, which was primarily driven by increases in loan volumes and yields offset by a significant increase in interest expense and non-interest expense. Net interest income for The PrivateBank – Chicago for the year ended December 31, 2006 increased to $90.7 million from $79.4 million, or 14% primarily due to growth in earning assets. Total loans increased by 27% to $2.4 billion during 2006 as compared to $1.9 billion in 2005. The majority of the loan growth for 2006 occurred in the commercial real estate, commercial, and construction loan categories. Total deposits increased by 17% to $2.5 billion at December 31, 2006 from $2.2 billion at December 31, 2005. Growth in money market deposits and other time deposits accounted for the majority of the deposit growth.

Net interest income for The PrivateBank – Chicago for the year ended December 31, 2005 increased to $79.4 million from $63.2 million in 2004, or 26% primarily due to growth in earning assets. Total loans increased by 29% to $1.9 billion during 2005 as compared to $1.5 billion in 2004, or $426.0 million of growth. The majority of the loan growth for 2005 occurred in the commercial real estate and construction loan categories. Total deposits increased by 28% to $2.2 billion at December 31, 2005 from $1.7 billion at December 31, 2004. Growth in money market deposits and non-interest bearing deposits, as well as increased utilization of brokered deposits, accounted for the majority of the deposit growth.

The PrivateBank – St. Louis

Net income for The PrivateBank – St. Louis for the year ended December 31, 2006 increased 48% to $3.4 million from $2.3 million for the year ended December 31, 2005. Net income for The PrivateBank – St. Louis for the year ended December 31, 2005 decreased to $2.3 million from $2.8 million for the year ended December 31, 2004, due to The PrivateBank – Wisconsin’s net loss of $1.3 million in 2005, its first year of operation.

Net interest income for The PrivateBank – St. Louis for the year ended December 31, 2006 increased to $15.6 million from $11.4 million, or 37% primarily due to growth in earning assets. Net interest income for the year ended December 31, 2005 increased to $11.4 million from $7.7 million during 2004. Total loans increased by 24%, or $80.1 million, to $413.5 million during 2006 as compared to 2005, due primarily to growth in commercial real estate loans, construction, and commercial loans. Loans increased by $127.3 to $333.4 million during 2005 as compared to loans at December 31, 2004. Total deposits increased by $77.5 million to $413.5 million at December 31, 2006 from $336.0 million at December 31, 2005. The deposit growth resulted from increases in money market deposits and other time deposits. For the year ended December 31, 2005, deposits increased by $136.0 million to $336.0 million from $200.0 million in 2004.

The PrivateBank – Michigan

Net income for The PrivateBank – Michigan was $5.5 million for the year ended December 31, 2006. From its acquisition date, June 20, 2005, through December 31, 2005 net income was $2.3 million. Net interest income for 2006 was $17.4 million, compared to $8.2 million for the period June 20, 2005 to December 31, 2005. Total loans at December 31, 2006 were $503.2 million, an increase of $105.4 million, or 26%, from $397.8 million at December 31, 2005. Total deposits increased 27% during 2006 to $418.1 million at year ended December 31, 2006 as compared to $328.9 million at December 31, 2005.

The PrivateBank – Georgia

The PrivateBank – Georgia’s results of operations are included since the date of acquisition, December 13, 2006. Net income for The PrivateBank – Georgia for the period December 13, 2006 through December 31, 2006 was $148,000. Net interest income for the period was $438,000. Total loans at December 31, 2006 were $200.5 million and total deposits were $202.8 million.

Wealth Management

Wealth Management includes investment management, personal trust and estate services, custodial services, retirement accounts and brokerage and investment services. Consolidated Wealth Management assets under management increased by 19%, or $465.4 million, to $2.9 billion at December 31, 2006 as compared to $2.4 billion at December 31, 2005. Lodestar’s assets under management at December 31, 2006 were $749.9 million, compared to $689.2 million at December 31, 2005. This growth was due to the addition of new assets under management and portfolio performance. At December 31 2006, Lodestar assets under management include $120.1 million of assets managed by the Wealth Management department for clients who have selected Lodestar as investment adviser, compared to $109.2 million in 2005. Excluding Lodestar and Michigan, Wealth management assets under management were $1.6 billion at December 31, 2006, compared to $1.2 billion at December 31, 2005. Wealth management fee revenue increased to $13.9 million in 2006 compared to $10.0 million in 2005 and $8.3 million in 2004. Lodestar fee income increased by $330,000, or 9%, during 2006 as compared to 2005. Net income for our Wealth Management segment increased to $1.7 million for the year ended December 31, 2006 from $967,000 for the same period in 2005 and up from $1.4 million for 2004.

Holding Company

Holding Company activities consist of parent company only matters. The Holding Company’s most significant assets are its net investments in its five banking subsidiaries, The PrivateBank – Chicago, The PrivateBank – St. Louis, The PrivateBank – Michigan, The PrivateBank – Wisconsin, The PrivateBank – Georgia, and our mortgage banking subsidiary, The PrivateBank Mortgage Company. Holding Company activities are reflected primarily by interest expense on borrowings and operating expenses of the parent company. Recurring holding company operating expenses consist primarily of compensation (amortization of restricted stock awards, stock options, and other salary expense) and miscellaneous professional fees.

The Holding Company activities segment reported a net loss of $11.8 million for the year ended December 31, 2006 compared to the net loss of $7.0 million for the same period in 2005. For the year ended 2004, the Holding Company Activities segment reported a net loss of $3.7 million. During 2006, net interest expense increased from $4.1 million at December 31, 2005 to $8.0 million at December 31, 2006 due to increased borrowings. On December 12, 2006 the Company amended its $65.0 million credit facility entered into on September 29, 2005 with LaSalle Bank N.A. (“LaSalle”). The amended agreement provides for an additional $25.0 million in senior debt and an additional $25.0 million of subordinated debt borrowing capacity under the Company’s existing credit facility with LaSalle.

The amended credit facility is comprised of a $65.0 million senior debt facility and $50.0 million of subordinated debt. The senior debt facility is comprised of a $250,000 term loan with a maturity date of December 31, 2017 and a revolving loan with a maturity date of December 31, 2007. Management expects to renew the revolving loan on an annual basis. The subordinated debt matures on December 31, 2017. The interest rate on the senior debt facility resets quarterly, and is based on, at the Company’s option, either LaSalle’s prime rate or three-month LIBOR plus 120 basis points, with a floor of 3.50%. The interest rate on the subordinated debt resets quarterly, and is equal to three-month LIBOR plus 135 basis points, with a floor of 3.50%. The subordinated debt qualifies as Tier 2 capital under applicable rules and regulations promulgated by the Board of Governors of the Federal Reserve System.

At December 31, 2006, the Company had $45.25 million outstanding on the senior debt facility and $40.0 million of subordinated debt outstanding. The Company expects to further draw down on the facilities over the next year to support continued balance sheet growth.

FINANCIAL CONDITION

Total Assets

Total assets were $4.3 billion at December 31, 2006, an increase of $764.1 million, or 22%, from $3.5 billion at December 31, 2005. The balance sheet growth was accomplished mainly through strong organic loan growth throughout the Company and the inclusion of the assets of The PrivateBank – Georgia. Excluding loans of The PrivateBank – Georgia at acquisition date, loans grew by 26% from December 31, 2005. The growth in assets experienced during 2006 was funded primarily through growth in core deposits. Excluding core deposits of The PrivateBank – Georgia at acquisition date, core deposits grew by 25% from December 31, 2005.

Total assets were $3.5 billion at December 31, 2005 an increase of $958.6 million, or 38%, from $2.5 billion at December 31, 2004. The balance sheet growth during 2005 was due to the inclusion of $462.9 million in assets of The PrivateBank – Michigan and loan growth throughout the Company. The growth in assets experienced during 2005 was funded primarily through growth in core deposits and increases in brokered deposits.

Loans

Total loans increased to $3.5 billion at December 31, 2006, an increase of $891.9 million or 34%, from $2.6 billion at December 31, 2005. The Company has benefited from strong organic loan growth during 2006. Excluding loans of The PrivateBank – Georgia at acquisition date of $202.9 million, loans grew by 26% year over year. Company-wide, loan growth in 2006 has occurred primarily in the commercial real estate, commercial and construction categories.

The following table sets forth the loan portfolio by category as of December 31 for the previous five fiscal years:

	December 31,
	2006		2005		2004		2003		2002
		% of		% of		% of		% of		% of
		Loans to		Loans to		Loans to		Loans to		Loans to
		Total		Total		Total		Total		Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
	(dollars in thousands)
Commercial real estate	$1,751,901	50%	$1,268,851	48%	$855,396	52%	$639,296	52%	$452,703	47%
Commercial	563,155	16%	436,416	17%	285,336	17%	181,062	15%	165,993	17%
Construction	591,704	17%	392,597	15%	219,180	13%	162,878	13%	123,204	13%
Home equity	138,724	4%	139,747	5%	119,115	7%	94,855	8%	80,776	8%
Personal(1)	192,397	5%	148,670	6%	83,746	5%	77,025	6%	70,676	7%
Residential real estate	262,107	8%	221,786	9%	90,590	6%	69,541	6%	72,289	8%

Total	$3,499,988	100%	$2,608,067	100%	$1,653,363	100%	$1,224,657	100%	$965,641	100%

(1)	Includes overdraft lines.

The following table classifies the loan portfolio, by category, at December 31, 2006, by date at which the loans mature:

	One year or	From one to	After five
	less	five years	years	Total	More than one year
					Fixed	Variable(1)
	(in thousands)
Commercial real estate	$630,592	$954,831	$166,478	$1,751,901	$739,945	$381,364
Commercial	332,389	202,134	28,632	563,155	115,314	115,452
Residential real estate	9,859	20,587	231,661	262,107	29,743	222,505
Personal	157,049	34,737	611	192,397	22,183	13,165
Home equity	33,415	67,206	38,103	138,724	—	105,309
Construction	496,586	93,613	1,505	591,704	31,607	63,511

Total loans	$1,659,889	$1,373,108	$466,990	$3,499,988	$938,792	$901,306

(1)	Includes adjustable rate mortgage products.

The following table sets forth the composition of our construction and commercial real estate loan portfolio, net of unearned discount, by property type and collateral location at December 31, 2006.

							Loan Type
	Collateral Location						as a %
Loan Type	Illinois	Missouri	Michigan	Wisconsin	Georgia	Other	of total
Construction:
Residential 1-4 Family	6.64%	2.02%	0.53%	0.52%	2.69%	0.41%	12.81%
Multi-Family	3.97%	0.41%	0.02%	0.01%	0.00%	0.04%	4.45%
Hotel	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Other	4.36%	1.04%	0.50%	0.22%	1.17%	0.52%	7.81%

Total Construction	14.97%	3.47%	1.05%	0.75%	3.86%	0.97%

Commercial Real Estate:
Vacant Land	9.78%	1.41%	2.72%	0.36%	0.80%	1.96%	17.03%
Residential 1-4 Family	4.16%	1.15%	1.20%	0.33%	0.00%	1.61%	8.45%
Multi-Family	7.33%	0.74%	0.48%	0.32%	0.00%	0.16%	9.03%
Mixed Use	2.77%	1.61%	1.75%	0.06%	3.87%	0.08%	10.14%
Office	6.94%	0.95%	3.02%	0.55%	0.03%	0.69%	12.18%
Warehouse	5.29%	0.11%	0.77%	0.09%	0.00%	0.64%	6.90%
Retail	4.12%	0.26%	1.30%	0.05%	0.00%	1.32%	7.05%
Other	2.33%	0.07%	0.69%	0.05%	0.06%	0.90%	4.10%

Total Commercial Real Estate	42.72%	6.30%	11.93%	1.81%	4.76%	7.36%
Total Construction and Commercial Real Estate	57.69%	9.77%	12.98%	2.56%	8.62%	8.33%

Allowance for Loan Losses

Loan quality is monitored by management and reviewed by the loan committees of the Board of Directors of the banks on a quarterly basis. The amount of additions to the allowance for loan losses, which is charged to earnings through the provision for loan losses, is determined based on a variety of factors, including assessment of the credit risk of the portfolio, evaluation of loans classified as special mention, sub-standard and doubtful loans, delinquent loans, evaluation of other watch list credits, evaluation of current economic conditions in the market area, actual charge-offs during the year, historical loss experience and industry loss averages. The unallocated portion of the reserve involves the exercise of judgment by management and reflects various considerations, including management’s view that the reserve should have a margin that recognizes the imprecision inherent in the process of estimating credit losses.

We maintain an allowance for loan losses sufficient to absorb credit losses inherent in our loan portfolio. The allowance for loan losses represents our estimate of probable losses in the portfolio at each balance sheet date and is supported by available and relevant information. The allowance contains provisions for probable losses that have been identified relating to specific borrowing relationships, as well as probable losses inherent in the loan portfolio and credit undertakings that are not specifically identified. Management’s application of the methodology for determining the allowance for loan losses resulted in an allowance for loan losses of $38.1 million at December 31, 2006 compared with $29.4 million at December 31, 2005. The increase in the allowance for loan losses from December 31, 2005 reflects the addition of $2.7 million of loan loss reserves as a result of the acquisition of The PrivateBank – Georgia, management’s judgment about the comprehensive risk of real estate related lending in our various markets, the addition of new lending personnel as well as strong loan growth from all existing offices in 2006. We believe that the allowance for loan losses is adequate to provide for estimated probable credit losses inherent in our loan portfolio.

The allowance for loan losses as a percentage of total loans was 1.09% at December 31, 2006, down from 1.13% at December 31, 2005. Net charge-offs totaled $873,000 for the year ended December 31, 2006 versus net recoveries of $250,000 in 2005. The provision for loan losses was $6.8 million for the twelve months ended December 31, 2006, versus $6.5 million in the prior year period. The key factors in determining the level of provision is our historical and anticipated charge-off rates and an analysis of credit ratings on the loans in our portfolio.

We believe our loan loss experience to date reflects the excellent credit quality of our loan portfolio. The following table shows changes in the allowance for loan losses resulting from additions to the allowance and loan charge-offs (recoveries) for each of the periods shown.

	December 31,
	2006	2005	2004	2003	2002
	(dollars in thousands)

Balance at beginning of period	$29,388	$18,986	$15,100	$11,585	$8,306
Loans charged-off:
Commercial	(976)	(305)	(363)	(963)	(658)
Personal	(49)	(233)	(803)	(255)	(92)

Total loans charged-off	(1,025)	(538)	(1,166)	(1,218)	(750)

Loans recovered:
Commercial	97	207	647	230	117
Personal	55	581	6	130	49

Total loans recovered	152	788	653	360	166

Net loans (charged-off) recovered	(873)	250	(513)	(858)	(584)

Provision for loan losses	6,836	6,538	4,399	4,373	3,862

Addition of The PrivateBank – Michigan loan loss reserve	—	3,614	—	—	—

Addition of The PrivateBank – Georgia loan loss reserve	2,718	—	—	—	—

Balance at end of period	$38,069	$29,388	$18,986	$15,100	$11,585

Average total loans	$2,959,124	$2,077,000	$1,399,849	$1,075,344	$853,243

Net charge-offs (recoveries) to average total loans	0.03%	(0.01)%	0.04%	0.08%	0.07%

The following table shows our allocation of the allowance for loan losses by specific category at the dates shown:

	December 31,
Allocation of the
Allowance for Loan
Losses	2006		2005		2004		2003		2002
		% of		% of		% of		% of		% of
		allowance		allowance		allowance		allowance		allowance
(dollars in		to total		to total		to total		to total		to total
thousands)	Amount	allowance	Amount	allowance	Amount	allowance	Amount	allowance	Amount	allowance
Allocated Inherent Reserve:
Commercial real estate	$19,570	50%	$12,975	44%	$8,446	44%	7,004	47%	3,585	31%
Commercial	5,984	16%	6,453	22%	3,277	17%	2,295	15%	1,727	15%
Construction	7,509	20%	4,686	16%	2,659	14%	2,227	15%	1,268	11%
Home equity	218	1%	277	1%	298	2%	262	2%	427	4%
Personal	1,877	5%	1,714	6%	736	4%	741	5%	484	4%
Residential real estate	479	1%	419	1%	222	1%	191	1%	192	2%

Allocated Inherent Reserve	35,637	93%	26,524	90%	15,638	82%	12,720	85%	7,683	66%

Specific Reserve	291	1%	—	—	1,669	9%	2,006	13%	798	7%
Unallocated Inherent Reserve	2,141	6%	2,864	10%	1,679	9%	374	2%	3,104	27%

Total Reserve for Credit Losses	$38,069	100%	$29,388	100%	$18,986	100%	$15,100	100%	$11,585	100%

We considered various qualitative and quantitative factors about the loan portfolio in determining the level of the allowance for loan losses. Under our methodology, the allowance for loan losses is comprised of the following components:

  Allocated Inherent Component of the Reserve

The allocated portion of the allowance for loan losses is based on loan type and allocated by loan risk within each loan type. The Company assigns each of its loans a risk rating at the time of loan origination and either confirms or changes the risk rating at the time of subsequent reviews, loan renewals or upon default. The loss allocations are based on a combination of a historical analysis of the Company’s losses and adjustment factors deemed relevant by management. The adjustment factors take into account banking industry-wide loss statistics, current facts and circumstances, and long-term economic trends. During the second quarter 2005, the historical analysis was enhanced to include a five-year migration analysis of the Company’s losses and the documentation of the loss adjustment factors was augmented.

The allocated inherent component of the reserve increased by $9.1 million during 2006, from $26.5 million at December 31, 2005 to $35.6 million at December 31, 2006. The increase in the allocated portion of the reserve reflects higher loan volumes in every category, particularly commercial real estate and construction loans.

Specific Component of the Reserve

For loans where management deems either the amount or the timing of the repayment to be significantly impaired, there are specific reserve allocations established. The specific reserve is based on a loan’s current value compared to the present value of its projected future cash flows, collateral value or market value, as is relevant for the particular loan pursuant to SFAS 114, “Accounting by Creditors for Impairment of a Loan.” As of December 31, 2006, the specific component of the reserve increased to $291,000 from zero at December 31, 2005.

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

The unallocated inherent component of the reserve decreased by $723,000 for 2006, from $2.9 million at December 31, 2005 to $2.1 million at December 31, 2006.

Non-performing Loans

The following table classifies our non-performing loans as of the dates shown:

	December 31,
	2006	2005	2004	2003	2002
	(dollars in thousands)
Nonaccrual loans	$3,770	$663	$1,090	$36	$749
Loans past due 90 days or more	5,137	280	1,438	1,088	650

Total non-performing loans	8,907	943	2,528	1,124	1,399

OREO	1,101	393	—	—	—

Total non-performing assets	$10,008	$1,336	$2,528	$1,124	$1,399

Non-accrual loans to total loans	0.11%	0.03%	0.07%	0.00%	0.08%
Total non-performing loans to total loans	0.25%	0.04%	0.15%	0.09%	0.14%
Total non-performing assets to total assets	0.23%	0.04%	0.10%	0.06%	0.09%

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

Potential Problem Loans. In addition to those loans reflected in the table above, we have identified some loans through our problem loan identification process which exhibit a higher than normal credit risk. Loans in this category include loans with characteristics such as past maturity more than 90 days, those that have recent adverse operating cash flow or balance sheet trends, or loans that have general risk characteristics that management believes might jeopardize the future timely collection of principal and interest payments. The balance in this category at any reporting period can fluctuate widely based on the timing of cash collections, renegotiations and renewals. At December 31, 2006, there were no potential problem loans that are not included above as nonaccrual, past due or restructured.

Nonaccrual loans were $3.8 million as of December 31, 2006 compared to $663,000 at December 31, 2005. Nonperforming loans include nonaccrual loans and accruing loans that are 90 days or more delinquent. Nonperforming loans were $8.9 million as of December 31, 2006, compared to $943,000 at December 31, 2005. Nonperforming loans were 0.25%, and 0.04%, of total loans at December 31, 2006 and December 31, 2005, respectively. Nonperforming assets were 0.23% and 0.04% of total assets as of December 31, 2006 and December 31, 2005, respectively.

At December 31, 2006, the Company had $1.1 million in other real estate owned (OREO). OREO is included in other assets on the balance sheet and we carry OREO at the fair value less estimated costs to sell. The PrivateBank – St. Louis had $930,000 of OREO relating to two properties in St. Louis and St.

Charles, Missouri. The OREO balance at December 31, 2006 also reflects $138,000 of OREO at The PrivateBank – Michigan and $32,000 of OREO acquired as part of our acquisition of The PrivateBank – Georgia.

Loan Concentrations. Loan concentrations are considered to exist when amounts are loaned to a multiple number of borrowers engaged in similar activities, which would cause them to be similarly impacted by economic or other conditions. At December 31, 2006, commercial real estate loans and multi-family commercial real estate loans comprised 50% of our total loan portfolio of $3.5 billion. Within this segment, loans secured by vacant land totaled $400.7 million or 11% of the total loan portfolio. The majority of these loans have a take out commitment, a financially strong guarantor, or both. With respect to the remaining portion of the commercial loan portfolio, there were no concentrations of loans by collateral type that exceeded 10% of the total loan portfolio. Commercial real estate typically involves higher loan principal amounts, and the repayment of these loans generally is dependant, in large part, on the successful operation of the property securing the loan or the business conducted on the property securing the loan. These loans may be more adversely affected by general conditions in the real estate markets or in the economy.

Construction loans totaled $591.7 million for 17% of our total loan portfolio. Over 50% of these loans were for the construction of 1-4 unit residential dwellings. We have developed long-standing relationships with known builders and limit the amount of lending for speculative home building projects by developer as well as a percentage of the overall portfolio. With few exceptions our construction lending is with recourse to the owner/developer. These loans are secured by the underlying project and the progress of the project and collateral values are closely monitored. Commercial loans of $563.2 million comprise 16% of our total loan portfolio. These loans are to a diverse group of businesses and are mostly secured and/or guaranteed. While we consider ourselves cash flow lenders, we structure the majority of our loans with multiple sources of repayment.

Due to our size and regional locations, our loans are geographically concentrated to borrowers residing in and secured by collateral located within the greater metropolitan areas of Chicago, Detroit, St. Louis, Atlanta and Milwaukee. Our geographic concentration in the Chicago metropolitan area lessened from the previous year with the continued growth of The PrivateBank – Michigan and The PrivateBank – St. Louis, which through December 31, 2006 included the The PrivateBank – Wisconsin, along with the acquisition of PrivateBank – Georgia. As we seek to expand our footprint in new markets, we believe the geographic concentration will continue to lessen.

Investment Securities

Investments are comprised of federal funds sold, debt securities and equity investments. Federal funds sold are overnight investments in which, except for cash reserves, all remaining funds are invested. Our debt securities portfolio is primarily comprised of U.S. government agency obligations, municipal bonds, mortgage-backed pools and collateralized mortgage obligations. Our equity investments consist primarily of equity investments in FHLB (Des Moines), FHLB (Indianapolis), and FHLB (Atlanta).

All securities are classified as available-for-sale and may be sold as part of our asset/liability management strategy in response to changes in interest rates, liquidity needs or significant prepayment risk. Securities available-for-sale are carried at fair value, with related unrealized net gains or losses, net of deferred income taxes, recorded as an adjustment to equity capital. At December 31, 2006, reported stockholders’ equity reflected unrealized securities gains net of tax of $5.9 million. This represented a decrease of $1.6 million from unrealized securities gains net of tax of $7.4 million at December 31, 2005.

Securities available-for-sale decreased to $496.8 million at December 31, 2006, down 29% from $695.2 million as of December 31, 2005. The contraction in the investment security portfolio since December 31, 2005 resulted primarily from the redemption of $138.5 million of FHLB (Chicago) stock held by the Company in conjunction with its May 2006 withdrawal of membership from the FHLB

(Chicago). We held $30.0 million in U.S. government agency obligations at December 31, 2006, up from none held at December 31, 2005. U.S. government agency mortgage backed securities and collateralized mortgage obligations decreased by $73.0 million to $243.2 at December 31, 2006, from $316.2 million at December 31, 2005. We held no corporate collateralized mortgage obligations at December 31, 2006 and December 31, 2005. Tax-exempt municipal securities were $211.0 million at December 31, 2006 as compared to the year-end 2005 amount of $230.2 million.

At December 31, 2006, the Company’s consolidated investment in Federal Home Loan Bank (FHLB) stock was $5.1 million, compared to $142.4 million at December 31, 2005. The reduction in this investment reflects the redemption of $138.5 million FHLB (Chicago) stock during the second quarter in connection with the Company’s withdrawal from the FHLB (Chicago). The $5.1 million of FHLB stock at December 31, 2006 was comprised of $2.5 million of FHLB (Indianapolis) stock, $1.4 million of FHLB (Atlanta) stock, and $1.2 million of FHLB (Des Moines) stock.

The following table presents the components of our available-for-sale investment securities portfolio for the years presented:

	December 31,
	2006	2005	2004
		(in thousands)
Available-for-Sale
U.S. government agency obligations	$30,022	$—	$—
U.S. government agency mortgage backed securities and collateralized mortgage obligations	243,240	316,255	333,050
Corporate collateralized mortgage obligations	—	—	1,843
Tax exempt municipal securities	211,023	230,208	212,210
Taxable municipal securities	3,809	3,826	3,862
Federal Home Loan Bank stock	5,141	142,396	208,096
Other	3,547	2,466	4,924

Total	$496,782	$695,151	$763,985

The following tables show, respectively, the effective maturities of investment securities (based upon the amortized cost), by category, as of December 31, 2006, and the weighted average yield (computed on a tax equivalent basis) for each range of maturities of securities, by category, as of December 31, 2006. For the mortgage backed securities and collateralized mortgage obligations categories, the effective maturity and weighted average yield are based upon mortgage prepayment estimates. Actual mortgage prepayments may vary due to changes in interest rates, economic conditions and other factors.

					Securities
		From one	From five		with no
	Within	to five	to ten	After ten	stated
	one year	years	years	years	maturity	Total
			(in thousands)
U.S. government agency obligations	$14,221	$14,813	$494	$494	$—	$30,022
U.S. government agency mortgage backed securities and collateralized mortgage obligation	64,836	156,730	18,412	5,984	—	245,962
Corporate collateralized mortgage obligations	—	—	—	—	—	—
Tax exempt municipal securities(1)	236	41,570	108,425	48,827		199,058
Taxable municipal securities(3)	—	—	3,810	—	—	3,810
Federal Home Loan Bank stock(2)	—	—	—	—	5,141	5,141
Other	2,442	1,105	—	—	—	3,547

Total	$81,735	$214,218	$131,141	$55,305	$5,141	$487,540

					Securities
		From one	From five		with no
	Within	to five	to ten	After ten	stated
	one year	years	years	years	maturity	Total
U.S. government agency obligations	5.20%	5.05%	5.14%	4.45%	—	5.11%
U.S. government agency mortgage backed securities and collateralized mortgage obligations	4.89%	4.94%	5.00%	4.89%		4.93%
Corporate collateralized mortgage obligations	—	—	—	—	—	—
Tax exempt municipal securities(1)	5.37%	6.93%	6.54%	7.03%		6.74%
Taxable municipal securities(3)	—	—	7.52%	—	—	7.52%
Federal Home Loan Bank stock(2)	—	—	—	—	3.75%	3.75%
Other	0.56%	5.72%	—	—	—	2.17%

Total	4.82%	5.34%	6.35%	6.78%	3.75%	5.67%

(1)	The weighted average yield reflects a tax-equivalent adjustment based on a marginal federal corporate tax rate of 35% and the yields are derived from the amortized cost basis of investment securities.
(2)	We were required to maintain a ratio of 20:1 of FHLB borrowings to FHLB stock.
(3)	The weighted average yield reflects a tax credit of 6.91%.

Deferred Taxes

Net deferred tax assets are included in other assets and net deferred tax liabilities are included in other liabilities in the Company’s Consolidated Balance Sheets. Included in net deferred tax assets at December 31, 2006 is approximately $767,000 of net deferred tax assets acquired in the purchase of Piedmont Bancshares, Inc. These net deferred tax assets include a net operating loss carryforward of approximately $1.1 million which expires in 2026. The Company believes it is more likely than not that the deferred tax assets including the net operating loss carryforward will be realized based on reversing deferred tax liabilities and expected future taxable income.

Deposits and Funds Borrowed

Total deposits of $3.6 billion as of December 31, 2006 represented an increase of 26% from $2.8 billion as of December 31, 2005. Core deposits, which represent total deposits less brokered deposits, increased 32% to $3.0 billion compared to $2.2 billion at December 31, 2005. Excluding core deposits of The PrivateBank – Georgia at acquisition date, core deposits grew by 25% year over year. The PrivateBank – Georgia had $177.7 million in core deposits at December 31, 2006. Brokered deposits were $589.3 million at December 31, 2006, up $2.7 million from $586.6 million at December 31, 2005. Brokered deposits were 17 percent of total deposits at December 31, 2006 compared to 21 percent at December 31, 2005.

In 2006, our interest bearing demand deposits as a percentage of total deposits decreased by 1% as compared to 2005 while our other time deposits as a percentage of total deposits increased by 6%. Money market deposit accounts increased by $303.3 million to $1.6 billion at December 31, 2006, as compared to $1.3 billion at December 31, 2005. We experienced 61% growth in other time deposits and 24% growth in money market accounts during the year. Other time deposits increased by approximately $354.6 million to $933.6 million as compared to $579.0 million at year-end 2005. Interest-bearing demand deposits increased $19.5 million to $152.3 million at December 31, 2006 compared to $132.8 million at December 31, 2005. Non-interest-bearing deposits were $300.7 million as of December 31, 2006, a $48.1 million increase over the $252.6 million reported as of December 31, 2005.

The following table presents the balances of deposits by category and each category as a percentage of total deposits at December 31, 2006, 2005 and 2004.

	December 31,
	2006		2005		2004
		Percent		Percent		Percent
	Balance	of Total	Balance	of Total	Balance	of Total
			(dollars in thousands)
Non-interest bearing demand	$300,689	8%	$252,625	9%	$165,170	9%
Savings	13,977	1	14,596	1	17,067	1
Interest-bearing demand	152,323	4	132,787	5	106,846	6
Money market	1,561,103	44	1,257,757	44	837,096	45
Brokered deposits	589,321	17	586,605	21	423,147	22
Other time deposits	933,600	26	579,012	20	323,309	17

Total deposits	$3,551,013	100%	$2,823,382	100%	$1,872,635	100%

The aggregate amounts of time deposits, in denominations of $100,000 or more (including brokered deposits), by maturity, are shown below as of the dates indicated:

	December 31,
	2006	2005
	(in thousands)
Three months or less	$562,643	$313,167
Over three through six months	317,859	235,231
Over six through twelve months	243,501	231,103
Over twelve months	258,622	307,722

Total	$1,382,625	$1,087,223

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

The scheduled maturities of time deposits (including brokered deposits) as of December 31, 2006, for the years 2007 through 2011 and thereafter, are as follows:

For year ending December 31,	(in thousands)
2007	$1,227,880
2008	97,313
2009	52,456
2010	23,146
2011 and thereafter	122,126

Total	$1,522,921

We continued to utilize brokered deposits as a source of funding for growth in our loan portfolio in 2006. As of December 31, 2006, we held thirteen outstanding brokered deposits containing unexercised call provisions. We have brokered deposits with approximately twelve different brokers and we receive periodic information from other brokers regarding potential deposits.

The scheduled maturities of brokered deposits, net of unamortized prepaid broker commissions, as of December 31, 2006, for each quarter in 2007, and for the years 2008 through 2011 and thereafter, are as follows:

Scheduled Maturities of Brokered Deposits
net of unamortized prepaid brokered commissions
at December 31, 2006

Maturity Date	Rate(1)	12/31/2006
		(in thousands)
1st quarter 2007	4.89%	$179,294
2nd quarter 2007	5.10%	147,882
3rd quarter 2007	5.04%	59,114
4th quarter 2007	4.36%	12,878
2008(2)	4.42%	50,300
2009-2010(3)	4.61%	49,284
2011 and thereafter(4)(5)	5.20%	92,303

Unamortized prepaid broker commissions		(1,734)

Total brokered deposits, net of unamortized prepaid broker commissions		$589,321

(1)	Represents the all-in rate of each brokered deposit.
(2)	This tranche includes one callable deposit: a $14.9 million brokered deposit with a maturity date of 3/26/2008, which is callable monthly.
(3)	This tranche includes two callable deposits: a $5.0 million brokered deposit with a maturity of
6/12/2009, which is callable monthly and a $1.6 million brokered deposit with a maturity date of
5/19/2010 callable quarterly.
(4)	This tranche includes several callable deposits: a $3.5 million brokered deposit with a maturity date of 11/19/2012 callable semi-annually; a $9.7 million brokered deposit with a maturity date of
2/11/2013 callable monthly; a $9.9 million brokered deposit with a maturity date of 1/21/2014 callable monthly; a $9.9 million brokered deposit with a maturity date of 12/17/2014 callable monthly; a $7.3 million brokered deposit with a maturity of 1/28/2015 callable semi-annually; a $11.9 million brokered deposit with a maturity date of 2/27/2019 callable monthly; $9.1 million brokered deposit with a maturity date of 3/12/2024 callable semi-annually; a $8.3 million brokered deposit with a maturity date of 4/23/2024 callable monthly; and a $6.6 million brokered deposit with a maturity date of 6/30/2025, an original call date of 12/30/2005, and semi-annually thereafter.
(5)	This segment includes a zero coupon brokered deposit with a maturity date of 3/18/2024, an effective yield of 5.64% and callable semi-annually.

Membership in the FHLB system gives us the ability to borrow funds from the FHLB (Des Moines), the FHLB (Indianapolis), and the FHLB (Atlanta) under a variety of programs. We have periodically used the services of the FHLB for funding needs and other correspondent services. Our withdrawal as a member of the FHLB (Chicago) was completed during the second quarter 2006. Therefore, we are no longer able to borrow funds or participate in any of the other programs of the FHLB (Chicago); however, we anticipate that we will continue to be members of, and to take advantage of the programs offered by, the FHLB (Des Moines), the FHLB (Indianapolis), and the FHLB (Atlanta).

During 2006, our reliance on FHLB borrowings as a funding source decreased by $161.6 million from December 31, 2005, mainly due to our withdrawal as a member of the FHLB (Chicago) in May 2006. FHLB borrowings totaled $83.5 million at December 31, 2006 compared to $245.1 million at December 31, 2005. At December 31, 2006 our FHLB borrowings consisted of $45.0 million from the FHLB (Indianapolis), $22.5 million from the FHLB (Atlanta), and $16.0 million from the FHLB (Des Moines). The FHLB requires us to pledge collateral in connection with obtaining FHLB advances. Our pledged collateral consists of residential real estate loans and certain qualifying multi-family loans and investment securities.

On October 31, 2005, the Company delivered to the FHLB (Chicago) written notice of its intent to withdraw its membership and obtain redemption of all of the FHLB (Chicago) stock held by the Company upon the effective date of the withdrawal. Pursuant to applicable regulation, the withdrawal and the FHLB (Chicago’s) obligation to redeem the Company’s stock was effective on May 2, 2006 with the redemption of all shares of FHLB (Chicago) stock and payment of $138.5 million to the Company. In addition, the Company sold and paid off its outstanding FHLB (Chicago) advances prior to its withdrawal and will not have access for a period of five years thereafter to advances from the FHLB (Chicago).

The Company believes that adequate funding from a variety of wholesale funding sources, including brokered deposits and advances from the FHLB (Indianapolis), FHLB (Des Moines), or the FHLB (Atlanta) have been and will continue to be available to replace the FHLB (Chicago) advances on terms that will not have a material impact, either positively or negatively, on the Company’s net interest margin.

The following table presents detail on our short-term borrowings for the years shown. For a detailed listing of all funds borrowed, see Note 9 to the financial statements:

Additional information for short-term borrowings
(dollars in thousands):	2006	2005	2004
Average balance outstanding	$127,535	$221,469	$194,888
Maximum amount outstanding at any month-end during the year	387,271	259,643	322,189
Balance outstanding at end of year	180,978	174,950	308,089
Weighted average interest rate during year	3.85%	3.08%	1.62%
Weighted average interest rate at end of year	3.81%	3.50%	2.54%

At December 31, 2006, we had no FHLB letters of credit outstanding, compared to $12.6 million in FHLB letters of credit outstanding at December 31, 2005. The following table shows the maximum availability for and usage of FHLB advances and letters of credit for The PrivateBank – Chicago, The PrivateBank – St. Louis, The PrivateBank – Michigan, and The PrivateBank – Georgia.

	Maximum
Date	Availability	Usage
	(in thousands)
As of December 31, 2006:
The PrivateBank – Georgia	$35,550	$22,500
The PrivateBank – St. Louis	29,352	16,000
The PrivateBank – Michigan	205,592	45,000
As of December 31, 2005:
The PrivateBank – Chicago	$183,672	$171,129
The PrivateBank – St. Louis	30,684	24,000
The PrivateBank – Michigan	142,802	50,000

We accept deposits from a variety of municipal entities. Typically, these municipal entities require that banks pledge marketable securities to collateralize these public deposits. At December 31, 2006 and 2005, we had approximately $359.5 million and $400.7 million, respectively, of securities collateralizing such public deposits. Deposits requiring pledged assets are not considered to be core deposits for regulatory purposes and the assets that are pledged as collateral for these deposits are not deemed to be liquid assets.

On December 12, 2006 the Company amended its $65.0 million credit facility entered into on September 29, 2005 with LaSalle Bank. The amended agreement provides for an additional $25.0 million in senior debt and an additional $25.0 million of subordinated debt borrowing capacity under the Company’s existing credit facility with LaSalle.

The amended credit facility is comprised of a $65.0 million senior debt facility and $50.0 million of subordinated debt. The senior debt facility is comprised of a $250,000 term loan with a maturity date of December 31, 2017 and a revolving loan with a maturity date of December 31, 2007. Management expects to renew the revolving loan on an annual basis. The subordinated debt matures on December 31, 2017. The interest rate on the senior debt facility resets quarterly, and is based on, at the Company’s option, either LaSalle’s prime rate or three-month LIBOR plus 120 basis points, with a floor of 3.50%. The interest rate on the subordinated debt resets quarterly, and is equal to three-month LIBOR plus 135 basis points, with a floor of 3.50%. The subordinated debt qualifies as Tier 2 capital under applicable rules and regulations promulgated by the Board of Governors of the Federal Reserve System.

At December 31, 2006, the Company had $45.3 million outstanding on the senior debt facility and $40.0 million of subordinated debt outstanding. The Company expects to further draw down on the facilities over the next year to support continued balance sheet growth.

Risk Management

We are exposed to market risk from changes in interest rates that could affect our results of operations and financial condition. We manage our exposure to these market risks through our regular operating and financing activities. During 2001, we began to hedge interest rate risk through the use of derivative financial instruments. We occasionally use derivative financial instruments as a risk management tool.

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

Changes in market rates give us the opportunity to make changes to our investment security portfolio as part of the implementation of our asset liability management strategies. Throughout 2005 and 2006, we continued to replace specific investment securities with alternative investment securities with greater risk/reward parameters on a selective basis. Our net interest margin decreased to 3.46% during 2006, as compared to 3.57% at December 31, 2005. During 2005 and the first half of 2006 our costs on wholesale funds, short-term borrowings and deposits outpaced the increase in earning asset yields due to the shape of the yield curve and increases in the prime rate of interest. Approximately 67% of the loan portfolio is indexed to the prime rate of interest or otherwise adjusts with other short-term interest rates.

We have not changed our interest rate risk management strategy from the prior year and do not foresee or expect any significant changes in our exposure to interest rate fluctuations, but we will continue to consider the use of interest rate swaps on our debt obligations in the future depending on changes in market rates of interest.

Capital Resources

Stockholders’ equity increased to $297.1 million at December 31, 2006, an increase of $58.5 million from December 31, 2005 stockholders’ equity of $238.6 million. The Company and its banking subsidiaries are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors, and the regulators can lower classifications in certain areas. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements.

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

The following table sets forth our consolidated regulatory capital amounts and ratios as of December 31, 2006 and 2005:

	December 31,
	2006			2005
		“Well-			“Well-
		capitalized”	Excess		capitalized”	Excess
	Capital	Standard	Capital	Capital	Standard	Capital
Dollar basis (in thousands):
Leverage capital	$287,889	$191,691	$96,198	$238,552	$166,110	$72,442
Tier 1 risk-based capital	287,889	214,324	73,565	238,552	166,183	72,369
Total risk-based capital	366,870	357,207	9,663	294,894	276,971	17,923
Percentage basis:
Leverage ratio	7.51%	5.00%		7.18%	5.00%
Tier 1 risk-based capital ratio	8.06	6.00		8.61	6.00
Total risk-based capital ratio	10.27	10.00		10.65	10.00
Total equity to total assets	6.97	—		6.82	—

To be considered “well capitalized,” an entity must maintain a leverage ratio of at least 5.0%, a Tier 1 risk-based capital ratio of at least 6.0%, and a total risk-based capital ratio of at least 10.0%. To be “adequately capitalized,” an entity must maintain a leverage ratio of at least 4.0%, a Tier 1 risk-based capital ratio of at least 4.0%, and a total risk-based capital ratio of at least 8.0%. At December 31, 2006, the Company, The PrivateBank – Chicago, The PrivateBank – St. Louis, The PrivateBank – Michigan, and The PrivateBank – Georgia exceeded the minimum levels of all regulatory capital requirements, and were considered “well capitalized” under regulatory standards.

From time to time the Company may choose to repurchase the Company’s stock. Under the Company’s buy-back program, the maximum number of shares that the Company may repurchase is 222,792. This number does not include shares reacquired by the Company in payment of the exercise and/or withholding taxes in connection with the exercise price of certain employee/director stock options. During 2006 we repurchased 66,997 shares with a value of $2.5 million.

As of December 31, 2006, $97.1 million of the Company’s $98.0 million of outstanding trust preferred securities are included in Tier 1 capital. The Tier 1 qualifying amount is limited to 25% of Tier 1 capital under Federal Reserve regulations.

As of December 31, 2006 the Company owned 100% of the common securities of three trusts, PrivateBancorp Statutory Trust II, Bloomfield Hills Statutory Trust I and PrivateBancorp Statutory Trust III. PrivateBancorp Statutory Trust II and PrivateBancorp Statutory Trust III were established as wholly-owned subsidiaries of the Company in June 2005 and December 2005, respectively. Bloomfield Hills Statutory Trust I was acquired as part of our acquisition of Bloomfield Hills Bancorp, Inc. (“BHB”) on June 20, 2005. The Trusts were formed for purposes of issuing trust preferred securities to third-party investors and investing the proceeds from the issuance of the trust preferred securities and common securities solely in junior subordinated debentures (“Debentures”) issued by the Company or BHB, as the case may be, with the same maturities and interest rates as the trust preferred securities. The Debentures are the sole assets of the Trusts.

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

On December 5, 2005, the Company issued $40.0 million of trust preferred securities and related junior subordinated debentures. These securities mature in December 2035 but are redeemable at par at our option after five years. The trust preferred securities pay quarterly distributions at a rate of 6.10% for five years and thereafter at a rate equal to the three-month LIBOR rate plus 1.50%. A portion of the proceeds was used to fund the redemption, on December 31, 2005 of $20.0 million of previously outstanding 9.50% trust preferred securities that were originally issued in 2001. As a result of this redemption, the Company incurred a one-time, pre-tax charge of approximately $980,000. By refunding this $20.0 million of trust preferred securities at a rate of 6.1% from 9.5%, we reduced our annual carrying cost by $700,000.

Stockholder’s equity decreased $2.5 million on January 1, 2006 in conjunction with the adoption of SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”) as described in Note 19 to the consolidated financial statements.

Liquidity

Liquidity measures our ability to meet maturing obligations and our existing commitments, to withstand fluctuations in deposit levels, to fund our operations and to provide for our clients’ credit needs. Our liquidity principally depends on our cash flows from our operating activities, investment in and maturity of assets, changes in balances of deposits and borrowings and our ability to borrow funds in the money or capital markets. Liquidity management involves planning to meet anticipated funding needs at a reasonable cost. Liquidity management is guided by policies, formulated and monitored by our senior management and the banks’ asset/liability committees, which take into account the marketability of assets, the sources and stability of funding and the level of unfunded commitments. Our principal sources of funds are deposits, short-term borrowings and capital contributions by the Company to the banks funded by proceeds from draws on our line of credit or through new capital.

Our core deposits, the most stable source of liquidity due to the nature of long-term relationships generally established with our clients, are available to provide long-term liquidity. At December 31, 2006, 62.8% of our total assets were funded by core deposits, compared to 58.8% at December 31, 2005. Core deposits for purposes of this ratio are defined to include all deposits, including time deposits, but excluding brokered deposits and public funds. Time deposits are included as core deposits since these deposits have historically not been volatile deposits for us.

Over the past several years, our clients have chosen to keep the maturities of their time deposits short. In the event that certain of these certificates of deposit are not renewed and the funds are withdrawn from the bank, unless those deposits are replaced with other core deposits, brokered deposits, borrowed money or capital, we will liquidate assets to reduce our funding needs.

During 2006 and 2005 we continue to utilize brokered deposits in order to enhance liquidity and for funding loan growth at our subsidiary banks. In 2007, we expect to continue to rely on brokered deposits as an alternative method of funding growth. Our asset/liability management policy currently limits our use of brokered deposits to levels no more than 40% of total deposits. We do not expect our 40% threshold limitation to encumber our ability to implement our growth plan. We will first look toward internally generated deposits as funding sources, but plan to supplement our funding needs with wholesale funding sources as needed. Over the past three years, we have reduced our reliance on brokered deposits given strong growth rates in core deposits. Brokered deposits declined to 17% of total deposits at December 31, 2006, compared to 21% of total deposits at December 31, 2005.

Liquid assets refer to money market assets such as federal funds sold, as well as available-for-sale securities. Net liquid assets represent the sum of the liquid asset categories less the amount of assets pledged to secure public funds and certain deposits that require collateral. At December 31, 2006, net liquid assets at The PrivateBank – Chicago were $125.0 million as compared to $282.7 million at December 31, 2005. At December 31, 2006, net liquid assets at The PrivateBank – St. Louis were $51.8 million as compared to $38.4 million at December 31, 2005. At December 31, 2006, net liquid assets at The PrivateBank – Michigan were $15.7 million as compared to $10.5 million at December 31, 2005. Net liquid assets for The PrivateBank – Georgia were $37.0 million at December 31, 2006.

Net cash inflows provided by operations were $29.3 million for the year ended December 31, 2006 compared to $36.8 million for the year ended December 31, 2005. Net cash outflows from investing activities were $486.3 million for the year ended December 31, 2006, compared to $620.4 million for prior year. Cash inflows from financing activities for the year ended December 31, 2006 were $474.5 million compared to a net inflow of $594.8 million in 2005.

In the event of short-term liquidity needs, each of the banks may purchase federal funds from correspondent banks. At December 31, 2006, our total availability of overnight fed funds borrowings was $373.0 million, of which we had $100.0 million outstanding. Our total availability of overnight fed funds borrowings is not a committed line of credit, and is dependent upon lender availability. In addition, we currently have available borrowing capacity of $29.75 million under the $115.0 million credit facilities with LaSalle Bank. We utilize this credit facility from time to time for general business purposes.

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

One way to estimate the potential impact of interest rate changes on our income statement is a gap analysis. The gap represents the net position of assets and liabilities subject to repricing in specified time periods. During any given time period, if the amount of rate sensitive liabilities exceeds the amount of rate sensitive assets, a company would generally be considered negatively gapped and would benefit from falling rates over that period of time. Conversely, a positively gapped company would generally benefit from rising rates.

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

The following tables illustrate the estimated interest rate sensitivity and periodic and cumulative gap positions calculated as of December 31, 2006 and 2005.

	December 31, 2006
	Time to Maturity or Repricing
	0-90	91-365	1-5	Over 5
	days	days	years	years	Total
		(dollars in thousands)

Interest-Earning Assets
Net loans	$2,115,048	$357,609	$927,626	$61,635	$3,461,918
Investments	14,779	61,353	206,369	208,289	490,790
FHLB stock	5,141	—	—	—	5,141
Fed funds sold	32,546	—	—	—	32,546

Total interest-earning assets	$2,167,514	$418,962	$1,133,995	$269,924	$3,990,395

Interest-Bearing Liabilities
Interest-bearing demand deposits	$—	$—	$—	$152,323	$152,323
Savings deposits	13,977	—	—	—	13,977
Money market deposits	1,561,103	—	—	—	1,561,103
Time deposits	388,757	431,567	113,080	195	933,599
Brokered deposits	199,198	208,358	89,761	92,004	589,321
Funds borrowed	118,983	65,250	148,000	47,500	379,733

Total interest-bearing liabilities	$2,282,018	$705,175	$350,841	$292,022	$3,630,056

Cumulative
Rate sensitive assets (RSA)	$2,167,514	$2,586,476	$3,720,471	$3,990,395
Rate sensitive liabilities (RSL)	2,282,018	2,987,193	3,338,034	3,630,056
GAP (GAP=RSA-RSL)	(114,504)	(400,717)	382,437	360,339
RSA/RSL	94.98%	86.59%	111.46%	109.93%
RSA/Total assets	50.86%	60.70%	87.31%	93.64%
RSL/Total assets	53.55%	70.10%	78.33%	85.18%
GAP/Total assets	-2.69%	-9.40%	8.97%	8.46%
GAP/Total RSA	-2.87%	-10.04%	9.58%	9.03%

	December 31, 2005
	Time to Maturity or Repricing
	0-90	91-365	1-5	Over 5
	days	days	years	years	Total
	(dollars in thousands)

Interest-Earning Assets
Net loans	$1,718,484	$205,543	$625,756	$34,165	$2,583,948
Investments	74,004	40,212	222,383	252,764	589,363
FHLB stock	142,396	—	—	—	142,396
Fed funds sold	12,770	—	—	—	12,770

Total interest-earning assets	$1,947,654	$245,755	$848,139	$286,929	$3,328,477

Interest-Bearing Liabilities
Interest-bearing demand deposits	$—	$—	$—	$132,787	$132,787
Savings deposits	14,596	—	—	—	14,596
Money market deposits	1,257,757	—	—	—	1,257,757
Time deposits	261,445	252,319	64,922	326	579,012
Brokered deposits	67,763	255,771	167,782	108,833	600,149
Funds borrowed	109,301	65,634	117,045	103,000	394,980

Total interest-bearing liabilities	$1,710,862	$573,724	$349,749	$344,946	$2,979,281

Cumulative
Rate sensitive assets (RSA)	$1,947,654	$2,193,409	$3,041,548	$3,328,477
Rate sensitive liabilities (RSL)	1,710,862	2,284,586	2,634,335	2,979,281
GAP (GAP=RSA-RSL)	236,792	(91,177)	407,213	349,196
RSA/RSL	113.84%	96.01%	115.46%	111.72%
RSA/Total assets	55.74%	62.77%	87.05%	95.26%
RSL/Total assets	48.96%	65.38%	75.39%	85.26%
GAP/Total assets	6.78%	-2.61%	11.65%	9.99%
GAP/Total RSA	7.11%	-2.74%	12.23%	10.49%

The following table shows the estimated impact of immediate 200 and 100 basis point changes in interest rates as of December 31, 2006 and December 31, 2005. The effects are determined through the use of a simulation model based on our interest-earning asset and interest-bearing liability portfolios, assuming the size of these portfolios remains constant throughout the measurement period. The simulation assumes that assets and liabilities accrue interest on their current pricing basis. Assets and liabilities then reprice based on their terms and remain at that interest rate through the end of the measurement period. The model attempts to illustrate the potential change in net interest income if the foregoing occurred.

	December 31, 2006				December 31, 2005
	-200	-100	+100	+200	-200	-100	+100	+200
	Basis	Basis	Basis	Basis	Basis	Basis	Basis	Basis
	Points	Points	Points	Points	Points	Points	Points	Points

Percentage change in net interest income due to an immediate 100 and 200 basis point change in interest rates over a one-year time horizon	-7.3%	-3.5%	2.2%	4.1%	-13.9%	-6.4%	3.9%	7.2%

This table shows that if there had been an instantaneous parallel shift in the yield curve of +100 basis points on December 31, 2006, net interest income would increase by 2.2% over a one-year period, as compared to a net interest income increase of 3.9% if there had been an instantaneous parallel shift of +100 basis points at December 31, 2005. The measurement of a +200 basis point instantaneous parallel shift in the yield curve at December 31, 2006 would result in an increase in net interest income of 4.1% over a one-year period as compared to 7.2% measured on the basis of the December 31, 2005 portfolio. At December 31, 2006, if there had been an instantaneous parallel shift in the yield curve of -

100, we would have suffered a decline in net interest income of 3.5%, as compared to a 6.4% decline measured on the basis of the December 31, 2005 portfolio. At December 31, 2006, if there had been an instantaneous parallel shift in the yield curve of -200, we would have suffered a decline in net interest income of 7.3%, as compared to a 13.9% decline measured on the basis of the December 31, 2005 portfolio.

Changes in the effect on net interest income from a 100 and 200 basis point movement at December 31, 2006, compared to December 31, 2005 are due to the timing and nature of the repricing of rate sensitive assets to rate sensitive liabilities within the one year time frame.

The table presented above reflects that the Company is less interest rate sensitive at December 31, 2006 as compared to December 31, 2005. The primary factor contributing to the Company becoming less asset sensitive in 2006, is the shorter duration of the Company’s borrowed funds at December 31, 2006 as compared to December 31, 2005. There are several factors contributing to the duration of borrowed funds shortening, including our decision to increase the level of our Federal Funds Purchased. The Company also continues to draw on it’s line of credit facilities during 2006. These lines charge interest based upon floating rate indices, further shortening our funding duration.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2006 that have materially affected or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

Report on Management’s Assessment of Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information regarding the Company’s directors is included in the Company’s Proxy Statement for its 2007 Annual Meeting of Stockholders (the “Proxy Statement”) under the heading “Election of Directors” and the information included therein is incorporated herein by reference. Information regarding the executive officers of the Company is included herein “Part I., Item 1. Business.”

Information regarding our directors’ and executive officers’ compliance with Section 16(a) of the Exchange Act is included in the Company’s Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” and the information included therein is incorporated herein by reference.

Information regarding the Company’s Nominating and Corporate Governance Committee of its Board of Directors and the procedures by which our stockholders may recommend nominees to the Company’s Board of Directors, and information regarding the Company’s Audit Committee of its Board of Directors and its “audit committee financial expert”, is included in the Company’s Proxy Statement under the headings “Corporate Governance—Director Nomination Procedures—Stockholder Director Nominee Recommendations”, “Corporate Governance—Board Committees—Nominating and Corporate Governance Committee”, and “Corporate Governance—Board Committees—Audit Committee” and is incorporated herein by reference.

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

Information regarding compensation of executive officers and directors is included in the Company’s Proxy Statement under the headings “Compensation Discussion and Analysis”, “Executive Compensation”, and “Director Compensation” and the information included therein is incorporated herein by reference.

The information required by this item regarding Compensation Committee Interlocks and Insider Participation is included under the heading “Executive Compensation—Compensation Committee Interlocks and Insider Participation” in the Proxy Statement, and the Compensation Committee Report is included in the Proxy Statement under the heading “Compensation Committee Report”. The information included therein is incorporated herein by reference.

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

Equity Plan Compensation Information

The following table sets forth information as of December 31, 2006 regarding shares of the Company’s common stock to be issued upon exercise and the weighted-average exercise price of all outstanding options, warrants and rights granted under the Company’s equity compensation plans as well as the number of shares available for issuance under such plans.

	Number of securities		Number of securities
	to be		remaining for future
	issued upon exercise	Weighted-average	issuance under equity
	of outstanding	exercise price of	compensation plans
	options, warrants	outstanding options	(excluding securities
	and rights	warrants and rights	reflected in column
Plan Category	(a)	(b)	(a)) (c)
Equity compensation plans approved by security holders	1,550,451	$25.26	163,280
Equity compensation plans not approved by security holders	—	—	—

Total	1,550,451	$25.26	163,280

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related party transactions is included in the Company’s Proxy Statement under the heading “Transactions with Related Persons” and the information included therein is incorporated herein by reference. Information regarding the Company’s directors and the independence of its directors is included in the Proxy Statement under the heading “Corporate Governance—Director Independence” and the information included therein is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding the fees the Company paid to its independent accountants, Ernst & Young LLP, during 2006 is included in the Company’s Proxy Statement under the heading “Principal Accounting Firm Fees” and the information included therein is incorporated herein by reference.

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

(a)	(3) Exhibits

EXHIBIT
NO.	DESCRIPTION OF EXHIBITS

2.1	Agreement and Plan of Merger by and among PrivateBancorp, Inc., BHB Acquisition Corp., and Bloomfield Hills Bancorp. Inc., dated as of April 14, 2005 (filed as an exhibit to the Company’s Form 8-K filed on April 15, 2005 (File No. 000-25887) and incorporated herein by reference).
2.2	Agreement and Plan of Merger by and among PrivateBancorp, Inc. and Piedmont Bancshares, Inc., dated as of August 2, 2006 (filed as an exhibit to the Company’s Form 8-K filed on August 3, 2006 (File No. 000-25887) and incorporated herein by reference).
3.1	Certificate of amendment of the Amended and Restated Certificate of Incorporation of PrivateBancorp, Inc., as amended (filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2004 (File No. 000-25887) and incorporated herein by reference).
3.2	Amended and Restated Certificate of Incorporation of PrivateBancorp, Inc., as amended (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003 (File No. 000-25887) and incorporated herein by reference).
3.3	Amended and Restated By-laws of PrivateBancorp, Inc., as amended (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003 (File No. 000-25887) and incorporated herein by reference).
4.1	Certain instruments defining the rights of the holders of long-term debt of the Company and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis, have not been filed as exhibits. The Company hereby agrees to furnish a copy of any of these agreements to the SEC upon request.
10.1	Lease Agreement for banking facility located at 517 Green Bay Road, Wilmette, Illinois dated as of May 2, 1994 by and between Gunnar H. Hedlund, Doris S. Hedlund, Robert P. Hedlund and Gerald A. Hedlund, LaSalle National Trust, N.A., as successor trustee to LaSalle National Bank, not personally but solely as Trustee under Trust Agreement dated December 28, 1972 and known as Trust No. 45197 and The PrivateBank and Trust Company (filed as an exhibit to the Company’s Form S-1 Registration Statement (File No. 333-77147) and incorporated herein by reference).

EXHIBIT
NO.	DESCRIPTION OF EXHIBITS

10.2	Sublease Agreement for banking facility located at 1401 South Brentwood Blvd., St. Louis, Missouri, dated as of December 13, 1999, by and between Union Planters Bank, National Association, St. Louis Brentwood Associates, L.P. and PrivateBancorp, Inc. (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 000-25887) and incorporated herein by reference).
10.3	Lease Agreement dated August 31, 1995 between 208 South LaSalle Associates, L.P. and Lodestar Financial Services, Inc. (filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 000-25887) and incorporated herein by reference).
10.4	First Amendment to lease dated February 15, 2000 between LaSalle-Adams, L.L.C. and Lodestar Financial Services, Inc. (filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 000-25887) and incorporated herein by reference).
10.5	Second Amendment to lease dated August 12, 2002 between LaSalle-Adams, L.L.C. and Lodestar Investment Counsel, Inc. (filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 000-25887) and incorporated herein by reference).
10.6	Lease agreement for banking facility located at 919 North Michigan Ave., Chicago, Illinois dated July 22, 2004, by and between Palmolive Building Retail LLC and The PrivateBank and Trust Company (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q on the quarter ended September 30, 2004 (File No. 000-25887) and incorporated herein by reference).
10.7	PrivateBancorp, Inc. Amended and Restated Stock Incentive Plan (filed as Appendix A to the Company’s Proxy Statement for its 2000 Annual Meeting of Stockholders (File No. 000-25887) and incorporated herein by reference).*
10.8	PrivateBancorp, Inc. Incentive Compensation Plan, as amended (filed as Appendix A to the Company’s Proxy Statement for its 2005 Annual Meeting of Stockholders (File No. 000-25887) and incorporated herein by reference).*
10.9	PrivateBancorp, Inc. Deferred Compensation Plan (filed as an exhibit to the Company’s Form S-8 Registration Statement (File No. 333-104807) and incorporated herein by reference).*
10.10	Employment Agreement by and between Ralph B. Mandell and PrivateBancorp, Inc. dated July 1, 2001 (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 000-25887) and incorporated herein by reference).*
10.11	Employment Agreement by and between Richard C. Jensen, PrivateBancorp, Inc. and The PrivateBank – St. Louis dated as of October 1, 2003 (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 000-25887) and incorporated herein by reference).*
10.12	Form of Indemnification Agreement by and between PrivateBancorp, Inc. and its directors and executive officers (filed as an exhibit to the Company’s Form S-1 Registration Statement (File No. 333-77147) and incorporated herein by reference).*

EXHIBIT
NO.	DESCRIPTION OF EXHIBITS

10.13	Amended and Restated Loan and Subordinated Debenture Purchase Agreement dated as of September 29, 2005 by and between PrivateBancorp, Inc. and LaSalle Bank National Association (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (File No. 000-25887) and incorporated herein by reference).
10.14	First Amendment to Amended and Restated Loan and Subordinated Debenture Purchase Agreement dated December 12, 2006.(1)
10.15	Employment Agreement by and among William Goldstein and Lodestar Investment Counsel LLC, dated as of December 30, 2002 (filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 000-25887) and incorporated herein by reference).*
10.16	Employment Agreement by and among Dennis Klaeser and PrivateBancorp, Inc. dated October 1, 2003 (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 000-25887) and incorporated herein by reference).*
10.17	Employment Agreement by and among Hugh H. McLean, PrivateBancorp, Inc. and The PrivateBank and Trust Company dated October 1, 2003 (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 000-25887) and incorporated herein by reference).*
10.18	Employment Agreement by and among Gary S. Collins, PrivateBancorp, Inc. and The PrivateBank and Trust Company dated as of October 1, 2003 (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 000-25887) and incorporated herein by reference).*
10.19	Form of Incentive Stock Option Agreement pursuant to the PrivateBancorp, Inc. Incentive Compensation Plan (filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 000-25887) and incorporated herein by reference).*
10.20	Form of Director Stock Option Agreement pursuant to the PrivateBancorp, Inc. Incentive Compensation Plan (filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 000-25887) and incorporated herein by reference).*
10.21	Form of Non-qualified Stock Option Agreement pursuant to the PrivateBancorp, Inc. Incentive Compensation Plan (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 000-25887) and incorporated herein by reference).*
10.22	Form of Restricted Stock Award Agreement pursuant to the PrivateBancorp, Inc. Incentive Compensation Plan (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 000-25887) and incorporated herein by reference).*
10.23	Employment Agreement by and among Wallace L. Head and PrivateBancorp, Inc. dated as of April 6, 2005 (filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 000-25887) and incorporated herein by reference).*
10.24	Employment Agreement by and among James A. Ruckstaetter, PrivateBancorp, Inc. and The PrivateBank and Trust Company dated as of April 6, 2005 (filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 000-25887) and incorporated herein by reference).*

EXHIBIT
NO.	DESCRIPTION OF EXHIBITS

10.25	Employment Agreement by and among Jay B. Williams and PrivateBancorp, Inc. dated as of April 6, 2005 (filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 000-25887) and incorporated herein by reference).*
10.26	Employment Agreement by and among David Provost and PrivateBancorp, Inc. dated as of June 20, 2005 (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 000-25887) and incorporated herein by reference).*
21.1	Subsidiaries of the Registrant.(1)
23.1	Consent of Ernst & Young LLP.(1)
24.1	Powers of Attorney (set forth on signature page).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)

(1)	Filed herewith.
*	Indicates management contracts or compensatory plans or arrangements required to be filed as an exhibit.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PRIVATEBANCORP, INC.

EY Report of Independent Registered Public Accounting Firm

PrivateBancorp, Inc. Stockholders and Board of Directors

We have audited management’s assessment, included in the accompanying Report on Management’s Assessment of Internal Control Over Financial Reporting, that PrivateBancorp, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). PrivateBancorp Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that PrivateBancorp, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, PrivateBancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of PrivateBancorp, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 of PrivateBancorp, Inc. and our report dated February 20, 2007 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Chicago, Illinois
February 20, 2007

EY Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
PrivateBancorp, Inc.

We have audited the accompanying consolidated balance sheets of PrivateBancorp, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PrivateBancorp, Inc. and subsidiaries as of December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with the U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Oversight Board (United States), the effectiveness of PrivateBancorp, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2007 expressed an unqualified opinion thereon.

As discussed in Note 19 to the consolidated financial statements, the Company adopted the provisions of Securities and Exchange Commission Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements on December 31, 2006

/s/  Ernst & Young LLP

Chicago, Illinois
February 20, 2007

PRIVATEBANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
As of December 31, 2006 and 2005
(In thousands, except per share data)

	December 31,
	2006	2005
Assets
Cash and due from banks	$42,428	$47,736
Fed funds sold and other short-term investments	36,969	14,133

Total cash and cash equivalents	79,397	61,869

Loans held for sale	14,515	5,269
Available-for-sale securities, at fair value	496,782	695,151
Loans net of unearned discount	3,499,988	2,608,067
Allowance for loan losses	(38,069)	(29,388)

Net loans	3,461,919	2,578,679

Goodwill	93,043	63,176
Premises and equipment, net	21,413	11,754
Accrued interest receivable	23,490	16,642
Other assets	70,832	64,768

Total assets	$4,261,391	$3,497,308

Liabilities and Stockholders’ Equity
Demand deposits:
Non-interest-bearing	$300,689	$252,625
Interest-bearing	152,323	132,787
Savings and money market deposit accounts	1,575,080	1,272,353
Brokered deposits	589,321	586,605
Other time deposits	933,600	579,012

Total deposits	3,551,013	2,823,382

Funds borrowed	281,733	296,980
Trust preferred securities	98,000	98,000
Accrued interest payable	16,071	8,767
Other liabilities	17,450	31,550

Total liabilities	$3,964,267	$3,258,679

Stockholders’ Equity
Preferred stock, 1,000,000 shares authorized	—	—
Common stock, without par value, $1 stated value; 39,000,000 shares authorized; 22,035,050 and 20,983,934 shares issued and outstanding as of December 31, 2006 and December 31, 2005, respectively	21,481	20,492
Treasury stock, 128,821 shares repurchased as of December 31, 2006	(5,254)	(2,728)
Additional paid-in-capital	153,487	122,157
Retained earnings	121,539	91,274
Accumulated other comprehensive income	5,871	7,434

Total stockholders’ equity	297,124	238,629

Total liabilities and stockholders’ equity	$4,261,391	$3,497,308

Note: All previously reported share and per share data has been restated to reflect the adoption of SFAS No. 123(R), “Share Based Payment”

The accompanying notes to consolidated financial statements are an integral part of these statements.

PRIVATEBANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2006, 2005 and 2004
(In thousands, except per share data)

	Year Ended December 31,
	2006	2005	2004
Interest income
Loans, including fees	$228,816	$139,613	$79,499
Federal funds sold and interest bearing deposits	722	500	40
Securities:
Taxable	17,586	26,470	23,501
Exempt from Federal income taxes	9,997	9,849	10,070

Total interest income	257,121	176,432	113,110

Interest expense
Deposits:
Interest-bearing demand	1,744	864	548
Savings and money market deposit accounts	55,193	30,562	12,462
Brokered deposits and other time deposits	65,474	31,223	17,960
Funds borrowed	11,093	13,367	6,659
Trust preferred securities	6,143	4,016	1,939

Total interest expense	139,647	80,032	39,568

Net interest income	117,474	96,400	73,542
Provision for loan losses	6,836	6,538	4,399

Net interest income after provision for loan losses	110,638	89,862	69,143

Non-interest income
Wealth management income	13,855	9,945	8,316
Mortgage banking income	3,339	3,886	2,856
Other income	6,278	4,276	3,029
Securities (losses) gains, net	(374)	499	968
Gains (losses) on interest rate swap	64	404	(870)

Total non-interest income	23,162	19,010	14,299

Non-interest expense
Salaries and employee benefits	43,930	36,311	28,545
Occupancy expense, net	9,755	7,517	5,671
Professional fees	6,813	4,551	4,323
Wealth management fees	2,665	1,079	731
Marketing	4,291	3,549	2,521
Data processing	3,316	2,832	2,009
Amortization of intangibles	628	411	168
Insurance	1,319	1,095	919
Other non-interest expense	6,349	5,341	3,305

Total non-interest expense	79,066	62,686	48,192

Minority interest expense	330	307	270

Income before income taxes	54,404	45,879	34,980

Income tax provision	16,558	14,965	9,647

Net income	$37,846	$30,914	$25,333

Basic earnings per share	$1.83	$1.53	$1.29
Diluted earnings per share	$1.76	$1.46	$1.22

Note: All previously reported share and per share data has been restated to reflect the 2-for-1 stock split which occurred on May 31, 2004 and to reflect the adoption of SFAS No. 123(R), “Share Based Payment”

The accompanying notes to consolidated financial statements are an integral part of these statements.

PRIVATEBANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2004, 2005 and 2006
(In thousands, except per share data)

			Additional		Other
	Common	Treasury	paid-in-	Retained	Comprehensive	Total
	Stock	Stock	capital	Earnings	Income	Equity
Balance January 1, 2004	$19,340	—	$98,521	$41,177	$9,909	$168,947
Net income	—	—	—	25,333	—	25,333
Net decrease in fair value of securities classified as available-for-sale, net of income taxes and reclassification adjustments	—	—	—	—	(2,853)	(2,853)

Total comprehensive income	—	—	—	25,333	(2,853)	22,480

Cash dividends declared ($0.12 per share)	—	—	—	(2,424)	—	(2,424)
Issuance of common stock	402	—	2,587	—	—	2,989
Acquisition of Treasury Stock	244	(2,207)	735	—	—	(1,228)
Restricted stock expense	—	—	1,075	—	—	1,075
Stock option expense	—	—	2,518	—	—	2,518
Excess tax benefit	—	—	2,564	—	—	2,564

Balance December 31, 2004	$19,986	$(2,207)	$108,000	$64,086	$7,056	$196,921

Balance January 1, 2005	$19,986	$(2,207)	$108,000	$64,086	$7,056	$196,921
Net income	—	—	—	30,914	—	30,914
Net increase in fair value of securities classified as available-for-sale, net of income taxes and reclassification adjustments	—	—	—	—	378	378

Total comprehensive income	—	—	—	30,914	378	31,292

Cash dividends declared ($0.18 per share)	—	—	—	(3,726)	—	(3,726)
Issuance of common stock	458	—	8,106	—	—	8,564
Acquisition of Treasury Stock	48	(521)	184	—	—	(289)
Restricted stock expense	—	—	1,945	—	—	1,945
Stock option expense	—	—	2,757	—	—	2,757
Excess tax benefit	—	—	1,165	—	—	1,165

Balance December 31, 2005	$20,492	$(2,728)	$122,157	$91,274	$7,434	$238,629

Balance January 1, 2006	$20,492	$(2,728)	$122,157	$91,274	$7,434	$238,629
SAB 108 Adjustment January 1, 2006	—	—	—	(2,480)	—	(2,480)

Adjusted Balance January 1, 2006	$20,492	$(2,728)	$122,157	$88,794	$7,434	$236,149

Net income	—	—	—	37,846	—	37,846
Net decrease in fair value of securities classified as available-for-sale, net of income taxes and reclassification adjustments	—	—	—	—	(1,563)	(1,563)

Total comprehensive income	—	—	—	37,846	(1,563)	36,283

Cash dividends declared ($0.24 per share)	—	—	—	(5,101)	—	(5,101)
Issuance of common stock	933	—	25,485	—	—	26,418
Acquisition of Treasury Stock	56	(2,526)	550	—	—	(1,920)
Restricted stock expense	—	—	2,339	—	—	2,339
Stock option expense	—	—	2,005	—	—	2,005
Excess tax benefit	—	—	951	—	—	951

Balance December 31, 2006	$21,481	$(5,254)	$153,487	$121,539	$5,871	$297,124

Note: All previously reported share and per share data has been restated to reflect the 2-for-1 stock split which occurred on May 31, 2004
and to reflect the adoption of SFAS No. 123(R), “Share Based Payment”

The accompanying notes to consolidated financial statements are an integral part of these statements.

PRIVATEBANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2006, 2005 and 2004
(In thousands)

	Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities
Net income	$37,846	$30,914	$25,334
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,080	3,968	1,724
Amortization of deferred compensation, net of forfeitures	2,339	1,945	1,075
Provision for loan losses	6,836	6,538	4,399
Net losses (gain) on sale of securities	374	(499)	(968)
(Gains) losses on interest rate swap	(64)	(404)	870
Net (increase) decrease in loans held for sale	(9,246)	3,241	(2,780)
(Decrease) increase in deferred loan fees	(738)	(555)	266
(Increase) decrease in accrued interest receivable	(5,626)	(4,172)	(2,681)
Stock option expense	2,005	2,757	2,518
Increase (decrease) in accrued interest payable	7,304	4,814	(1,104)
Adoption of SAB 108	(2,480)	—	—
(Increase) in other assets	6,298	(11,016)	(6,209)
(Decrease) increase in other liabilities	(19,583)	(719)	9,463

Total adjustments	(8,501)	5,898	6,573

Net cash provided by operating activities	29,345	36,812	31,907

Cash flows from investing activities
Proceeds from maturities, paydowns and sales of securities	212,970	142,248	276,734
Purchases of available-for-sale securities	(114,418)	(144,384)	(375,683)
Net loan principal advanced	(690,031)	(639,638)	(429,296)
Acquisition of Corley Financial	—	—	(475)
Acquisition of Michigan net of cash and cash equivalents acquired	—	(48,483)	—
Acquisition of Georgia net of cash and cash equivalents acquired	(20,438)	—	—
Redemption of FHLB Chicago Stock	138,506	77,602	—
Investment in bank owned life insurance	—	—	(22,000)
Premises and equipment expenditures	(12,900)	(7,733)	(1,905)

Net cash used in investing activities	(486,311)	(620,388)	(552,625)

Cash flows from financing activities
Net increase in total deposits	541,794	676,850	325,288
Proceeds from exercise of stock options	2,336	1,169	2,767
Proceeds from Private Placement	—	7,565	—
Acquisition of treasury stock	(2,526)	(521)	(2,207)
Dividends paid	(5,102)	(3,727)	(2,424)
Issuance of debt related to Acquisition of The PrivateBank – Michigan	—	57,000	—
Excess tax benefits	1,439	1,166	2,565
Issuance of debt	257,955	346,717	331,519
Repayment of debt	(320,930)	(491,489)	(136,563)
Other equity transactions, net	(472)	61	327

Net cash provided by financing activities	474,494	594,791	521,272

Net increase in cash and cash equivalents	17,528	11,215	554
Cash and cash equivalents at beginning of year	61,869	50,654	50,100

Cash and cash equivalents at end of year	$79,397	$61,869	$50,654

Cash paid during year for:
Interest	$132,343	$75,214	$40,672
Income taxes	31,905	21,333	3,800

Note: All previously reported share and per share data has been restated to reflect the 2-for-1 stock split which occurred on May 31, 2004 and to reflect the adoption of SFAS No. 123(R), “Share Based Payment”
The accompanying notes to consolidated financial statements are an integral part of these statements.

PRIVATEBANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—	BASIS OF PRESENTATION

a.	Nature of Operations

PrivateBancorp was organized as a Delaware corporation in 1989 to serve as the holding company for The PrivateBank – Chicago, a de novo bank. We currently have five bank subsidiaries that operate through 18 offices in Chicago, suburban Detroit, St. Louis, Milwaukee and Atlanta. Using the European tradition of “private banking” as our model, we provide our clients with traditional individual and corporate banking services as well as access to mortgage loans offered through The PrivateBank Mortgage Company, a subsidiary of PrivateBancorp, and wealth management services offered through PrivateBancorp’s wealth management division, which includes Lodestar, an asset management company and subsidiary of PrivateBancorp.

We have grown our business organically as well as through the acquisition of existing banks in new markets and the establishment of de novo banks and new offices in new markets. PrivateBancorp, Inc. completed its most recent acquisition on December 13, 2006, when we purchased Piedmont Bancshares, Inc., and its subsidiary, Piedmont Bank of Georgia, now referred to as The PrivateBank – Georgia. The acquisition was accounted for under the purchase method of accounting; thus the Company’s Consolidated Balance Sheet at December 31, 2006 includes the assets and liabilities of The PrivateBank – Georgia at that date; however, The PrivateBank – Georgia’s results of operations prior to the effective acquisition date are not included in the accompanying consolidated financial statements. We also announced plans in the fourth quarter of 2006 to grow using our de novo bank strategy by creating a new bank in Kansas City, Missouri and hiring a senior management team to lead that bank. The PrivateBank – Kansas City ( in organization) currently operates a loan production office out of The PrivateBank – St. Louis and its results of operations are included in the results of operations of The PrivateBank – St. Louis.

The Company provides private banking and wealth management services primarily to affluent individuals, professionals, entrepreneurs and their business interests. The banks focus on the personal financial services needs of their clients as well as the banking needs of their clients’ various business and investment interests.

b.	Consolidation

The consolidated financial statements of the Company and subsidiaries include the accounts of the Company and its wholly owned subsidiaries, The PrivateBank – Chicago, which includes Lodestar, The PrivateBank – St. Louis, which includes The PrivateBank – Wisconsin and The PrivateBank – Kansas City, The PrivateBank – Michigan, The PrivateBank – Georgia, and The PrivateBank Mortgage Company. Significant intercompany accounts and transactions have been eliminated in the preparation of these statements.

c.	Statement of Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold and other short-term investments. Generally, federal funds are sold for one-day periods, but not longer than 30 days. Short-term investments mature in less than 30 days.

d.	Securities

Available-for-sale securities are intended to be invested for an indefinite period but may be sold in response to events we expect to occur in the foreseeable future. Securities available-for-sale are reported at fair value, with unrealized gains and losses, net of taxes, reported as adjustments to other

PRIVATEBANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

comprehensive income in a separate component of stockholders’ equity. Any decline in fair value of securities that is deemed other than temporary is charged against current period earnings. At December 31, 2006 and 2005, all securities were classified as available for sale.

Premium amortization and discount accretion on securities are included in interest income on securities using the effective interest rate method. Premium amortizations totaled $3.2 million, $6.0 million, and $8.0 million for the years ended December 31, 2006, 2005, and 2004, respectively. Discount accretion totaled $1.8 million, $1.7 million, and $1.7 million at December 31, 2006, 2005, and 2004, respectively. The specific identification method is used to record gains and losses on security transactions.

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

PRIVATEBANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company entered into a $25.0 million swap during the third quarter of 2002, swapping the 10-year rate for three-month LIBOR to act as an economic hedge of a portion of the Company’s available-for-sale municipal securities portfolio. During 2005, the fair market value adjustment on this swap resulted in a gain of $64,000 with a corresponding derivative asset of the same amount. This swap does not qualify for hedge accounting treatment; therefore, the mark-to-market adjustment flows through earnings. This interest rate swap matured on June 28, 2006.

j.	Bank Premises and Equipment

Bank premises and equipment are stated at cost less accumulated depreciation and amortization. For financial reporting purposes, depreciation is computed using the straight-line method over the estimated useful lives of the assets. At December 31, 2006, the range of estimated useful lives of depreciable assets was between 3 and 39.5 years.

PRIVATEBANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Basic earnings per common share are determined by dividing earnings by the weighted average number of common shares outstanding. Dilutive stock options are included as share equivalents using the treasury stock method in determining diluted earnings per share. All previously reported share and per share data in these financial statements has been restated to reflect the 2-for-1 stock split that occurred on May 31, 2004 and the adoption of SFAS No. 123(R), “Share Based Payment”.

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

During 2001, The PrivateBank – Chicago recorded approximately $12.2 million in goodwill in connection with the Johnson Bank Illinois acquisition. During 2002, The PrivateBank – Chicago recorded $8.4 million of goodwill and $2.5 million in customer intangibles in connection with the Lodestar acquisition. The customer intangibles reflect the estimated fair value of the Lodestar client relationships over a 15-year time horizon. On June 15, 2004, The PrivateBank Mortgage Company recorded $1.3 million in goodwill in connection with the acquisition of Corley Financial Services. During the second quarter 2005, The PrivateBank – Michigan recorded $42.6 million in goodwill, $3.2 million of client deposit intangibles and $500,000 of wealth management intangibles in connection with the Company’s acquisition of The PrivateBank – Michigan. The amortization expense related to The PrivateBank – Michigan intangibles will be amortized over 10 years using an accelerated method of amortization. During the fourth quarter 2006, The PrivateBank – Georgia recorded $29.9 million in goodwill, $2.5 million of client deposit intangibles in connection with the Company’s acquisition of The PrivateBank – Georgia. The amortization expense related to The PrivateBank – Georgia will be amortized over 8 years using an accelerated method of amortization.

PRIVATEBANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Effective January 1, 2002, the Company adopted SFAS No. 142, which requires that goodwill and intangible assets that have indefinite lives no longer be amortized but be reviewed for impairment annually, or more frequently if certain indicators arise. Prior to the adoption of SFAS No. 142, goodwill was being amortized using the straight-line method over a period of 15 years. There was no goodwill or intangible impairment at December 31, 2005. Total customer intangibles at December 31, 2006 were $7.5 million. Amortization expense related to the Lodestar customer intangible assets of $1.9 million is currently recognized at approximately $170,000 per year until 2017. The amortization expense related to The PrivateBank – Michigan intangibles of $3.1 million for the year 2006 was $440,000; for the years 2007 through 2011, amortization expense will be approximately $423,000, $406,000, $389,000, $373,000 and $358,000, respectively. The amortization expense related to The PrivateBank – Georgia intangibles of $2.5 million for the year 2006 was $18,000; for the years 2007 through 2011, amortization expense will be approximately $373,000, $355,000, $338,000, $320,000, $302,000, respectively.

p.	Reclassifications

Certain reclassifications have been made to prior periods’ consolidated financial statements to place them on a basis comparable with the current period’s consolidated financial statements.

q.	Stock-Based Compensation

The Company accounts for its equity awards in accordance with Statement of Financial Accounting Standards (SFAS) No. 123R (revised 2004), “Share Based Payment”. This statement requires public companies to recognize compensation expense related to stock-based equity awards in their income statements. See Note 11 below for more information.

r.	Advertising Costs

All advertising costs incurred by the Company are expensed in the period in which they are incurred.

s.	Fair Value Accretion

The Johnson Bank Illinois acquisition in 2000, the Bloomfield Hills Bancorp (“BHB”) acquisition on June 20, 2005, and Piedmont Bancshares Inc. (“PBI”) acquisition on December 13, 2006 were accounted for as purchases. All assets and liabilities were adjusted to fair value as of the effective date of the merger creating goodwill, which was pushed-down to The PrivateBank – Chicago in the Johnson Bank acquisition and down to The PrivateBank – Michigan in the BHB acquisition, and to The PrivateBank – Georgia in the PBI acquisition. In connection with the acquisitions, the Company recorded premiums and discounts to mark-to-market the fair value of loans, deposits and FHLB advances, as applicable. These premiums and discounts are being recognized in the statements of income as yield adjustments to interest income on loans, interest expense on deposits and interest expense on FHLB advances and will end in February of 2007 for Johnson Bank, in October of 2012 for BHB, and in December 2011 for PBI.

t.	Stock Repurchases

Acquisitions of the Company’s common stock are recorded using the cost method, which results in debiting the Treasury stock account for the reacquisition cost and in reporting this account as a deduction from the total paid-in-capital and retained earnings on the consolidated balance sheet.

PRIVATEBANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

u.	New Accounting Pronouncements

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements,” to provide guidance on how to measure fair value, which would apply broadly to financial and non-financial assets and liabilities that are measured at fair value under other authoritative accounting pronouncements. The statement defines fair value, provides a hierarchy that prioritizes inputs that should be used in valuation techniques used to measure fair value, and expands current disclosures about the use of fair value to measure assets and liabilities. The disclosures focus on the methods used for the measurements and their effect on earnings and would apply whether the assets were measured at fair value in all periods, such as trading securities, or in only some periods, such as for impaired assets. A transition adjustment would be recognized as a cumulative-effect adjustment to beginning retained earnings for the fiscal year in which the statement is initially adopted. This adjustment is measured as the difference between the carrying amounts and the fair values of those financial instruments at the date of adoption. The statement is effective for fiscal years beginning after November 15, 2007 (or January 1, 2008 for calendar-year companies) and interim periods within those fiscal years. The fair value disclosures required by this statement will be effective for the first interim period in which the statement is adopted. The Company is currently evaluating the impact of the statement on its financial position, results of operations, and liquidity.

In July 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). This interpretation prescribes a consistent recognition threshold and measurement attribute, as well as clear criteria for subsequently recognizing, derecognizing and measuring such tax positions for financial statement purposes. FIN 48 also will require expanded disclosure with respect to the uncertainty in income taxes. The provisions of FIN 48 are required to be adopted as of the beginning of the annual reporting period that begins after December 15, 2006. We anticipate the impact from FIN 48 will be immaterial to the Company’s consolidated financial statements.

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

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides guidance regarding the process of quantifying financial misstatements and addresses the diversity in practice in quantifying financial statements misstatements and the potential under current practice for the build up of improper amounts on the balance sheet.

The techniques most commonly used in practice to accumulate and quantify misstatements are generally referred to as the “rollover” and “iron curtain” approaches. The rollover approach on quantifies a misstatement based on the amount of the error originating in the current year income statements. This approach ignores the effect of correction the portion of the current year balance sheet misstatement that originated in prior years. The iron curtain approach quantifies a misstatement based on the effects of correcting the misstatement existing on the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) of origination. This approach ignores the effect on the current period income statements.

PRIVATEBANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The SEC staff has indicated in SAB 108 that it does not believe that the exclusive reliance on either the rollover or iron curtain approach appropriately quantifies all misstatements that could be material to users of financial statements. The staff believes registrants must quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. The staff believes that this can be accomplished by quantifying an error under both the rollover and iron curtain approaches as described above and by evaluating the error measured under each approach. Application of this guidance is required beginning with the first fiscal year ending after November 15, 2006. The company early adopted SAB 108 on December 31, 2006. See Note 19 for the impact of SAB 108 on the Company’s consolidated financial statements.

NOTE 2—OPERATING SEGMENTS

For purposes of making operating decisions and assessing performance, management regards The PrivateBank – Chicago, The PrivateBank – St. Louis, The PrivateBank – Michigan, The PrivateBank – Georgia, Wealth Management, and the Holding Company as six operating segments. The Company’s investment securities portfolio is comprised of the four banks’ portfolios and accordingly, each portfolio is included in total assets of each bank. Compensation expense related to the management of the investment portfolios is allocated solely to The PrivateBank – Chicago. Insurance expense for the Company is allocated to all segments. The results for each business segment are summarized in the paragraphs below and included in the following segment tables.

We apply the accrual basis of accounting for each reportable segment and for transactions between reportable segments. During 2006, there were no changes in the measurement methods used to determine reported segment profit or loss as compared to 2005 and 2004. There are no asymmetrical allocations to segments requiring disclosure.

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

The PrivateBank – Chicago’s balance sheet reflects goodwill of $19.2 million, which remained unchanged from December 31, 2005, and intangibles of $1.9 million at December 31, 2006, compared to $2.0 million at December 31, 2005.

PRIVATEBANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The PrivateBank Mortgage Company results are included in The PrivateBank – Chicago since June 15, 2004, the date of the Company’s acquisition of Corley Financial.

	The PrivateBank – Chicago
	December 31,
	2006	2005	2004
	(in millions)
Total assets	$2,931.6	$2,626.1	$2,267.2
Total deposits	2,532.7	2,164.3	1,689.7
Total borrowings	111.0	209.5	372.9
Total gross loans	2,383.8	1,877.9	1,451.8
Total capital	266.1	220.4	173.3
Net interest income	90.7	79.4	63.2
Provision for loan losses	4.1	3.7	3.9
Non-interest income	7.5	7.8	6.3
Non-interest expense	38.7	32.4	28.5
Year-to-date net income	39.4	34.9	26.4

The PrivateBank – St. Louis and The PrivateBank – Wisconsin

The PrivateBank – St. Louis, a federal savings bank, was established as a new bank subsidiary of the Company on June 23, 2000, and is headquartered in St. Louis, Missouri. The PrivateBank – Wisconsin was established under the charter of The PrivateBank – St. Louis and was an office of The PrivateBank – St. Louis at December 31, 2006. This new office opened in permanent space in downtown Milwaukee, Wisconsin in the third quarter 2005. Both locations offer a full range of real estate lending products including fixed and floating rate permanent and mini-permanent mortgages and construction loans. Personal loans include installment loans and lines of credit, home equity loans and a wide variety of home mortgage loans. Commercial lending products provided by The PrivateBank – St. Louis and The PrivateBank – Wisconsin include lines of credit for working capital, term loans for equipment and letters of credit to support the commitments made by its clients. Non-credit products include lock-box, cash concentration accounts, merchant credit card processing, electronic funds transfer, and other cash management products. Individual banking services include interest-bearing checking, money market deposit accounts, certificates of deposit, ATM/debit cards and investment brokerage accounts. The PrivateBank – St. Louis and The PrivateBank – Wisconsin also offer domestic and international wire transfers and foreign currency exchange. Financial results of The PrivateBank – St. Louis include the results of The PrivateBank – Wisconsin.

	The PrivateBank – St. Louis and The PrivateBank – Wisconsin
	December 31,
	2006	2005	2004
	(in millions)
Total assets	$512.8	$401.5	$268.2
Total deposits	413.5	336.0	200.0
Total borrowings	51.2	27.2	45.9
Total gross loans	413.5	333.4	206.1
Total capital	45.5	35.7	20.3
Net interest income	15.6	11.4	7.7
Provision for loan losses	1.9	2.1	0.5
Non-interest income	1.8	2.2	2.4
Non-interest expense	10.5	8.2	5.6
Year-to-date net income	3.4	2.3	2.8

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

Individual banking services include interest-bearing checking, money market accounts, certificates of deposit, ATM/debit cards and investment brokerage accounts. Through The PrivateBank – Michigan’s affiliations with Linsco Private Ledger, clients have access to insurance products and securities brokerage services. The PrivateBank – Michigan also offers domestic and international wire transfers and foreign currency exchange. The PrivateBank – Michigan balance sheet reflects goodwill of $42.6 million, which remained unchanged from December 31, 2005, and intangibles of $3.1 million at December 31, 2006 compared to $3.5 million at December 31, 2005.

	The PrivateBank – Michigan
	December 31,
	2006	2005(1)
	(in millions)
Total assets	$572.3	$462.9
Total deposits	418.1	328.9
Total borrowings	58.0	51.0
Total gross loans	503.2	397.8
Total capital	92.0	81.4
Net interest income	17.4	8.2
Provision for loan losses	0.8	0.7
Non-interest income	0.9	0.7
Non-interest expense	9.0	4.6
Year-to-date net income	5.5	2.3

Note (1):	Financial results of The PrivateBank – Michigan in 2005 are from the date of acquisition, June 20, 2005.

PRIVATEBANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The PrivateBank – Georgia

The PrivateBank – Georgia, with a main office located in the Buckhead area of Atlanta, Georgia and two banking offices located in the affluent communities of Norcross and Alpharetta, provides banking services targeted to small and mid-sized businesses and their owners. The PrivateBank – Georgia balance sheet reflects goodwill of $29.9 million and intangibles of $2.5 million at December 31, 2006, as a result of its acquisition by the Company on December 13, 2006.

The PrivateBank – Georgia
December 31, 2006(1)
(in millions)
Total assets	$281.5
Total deposits	202.8
Total borrowings	22.5
Total gross loans	200.5
Total capital	54.9
Net interest income	0.4
Provision for loan losses	0.0
Non-interest income	0.0
Non-interest expense	0.2
Year-to-date net income	0.1

Note (1):	Financial results of The PrivateBank – Georgia are from the date of acquisition, December 13, 2006.

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

	Wealth Management
	December 31,
	2006	2005	2004
	(in millions)
Wealth Management assets under management	$2,902.2	$2,436.8	$1,727.5
Wealth Management fee revenue	13.9	10.0	8.3
Net interest income	1.0	0.7	1.6
Non-interest income	13.9	10.0	8.3
Non-interest expense	12.4	9.4	7.5
Year-to-date net income	1.7	1.0	1.4

PRIVATEBANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Holding Company Activities

Holding Company Activities consist of parent company only matters. The Holding Company’s most significant assets are net investments in its five banking subsidiaries, The PrivateBank – Chicago, The PrivateBank – St. Louis, The PrivateBank – Wisconsin, The PrivateBank – Michigan, and The PrivateBank – Georgia. On June 15, 2004, the Company formed a mortgage company subsidiary, The PrivateBank Mortgage Company, as a result of its acquisition of Corley Financial Corporation. On June 20, 2005, the Company acquired The PrivateBank – Michigan as part of its acquisition of BHB. Prior to the close of the acquisition, the Company completed a private placement of $7.6 million of its common stock to investors in that bank’s market area, including certain members of the bank’s management team. On December 13, 2006, the Company acquired The Private Bank – Georgia as part of its acquisition of Piedmont Bancshares, Inc.

During the first quarter 2001, in connection with the issuance of $20.0 million of 9.50% trust preferred securities, the Holding Company issued $20.0 million of subordinated debentures which are accounted for as long-term debt and also qualify as Tier 1 and Tier 2 capital (see note 10). The Tier 1 qualifying amount is limited to 25% of Tier 1 capital under Federal Reserve regulations. The excess amount qualifies as Tier 2 capital. On December 31, 2005, the Company redeemed the $20.0 million 9.50% trust preferred securities and related junior subordinated debentures. As a result of this redemption, the Company incurred a pre-tax charge of approximately $980,000.

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

On December 12, 2006 the Company amended its $65.0 million credit facility entered into on September 29, 2005 with LaSalle Bank. The Amendment provides for an additional $25.0 million in senior debt and an additional $25.0 million of subordinated debt borrowing capacity under the Company’s existing credit facility with LaSalle.

PRIVATEBANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amended credit facility is comprised of a $65.0 million senior debt facility and $50.0 million of subordinated debt. The senior debt facility is comprised of a $250,000 term loan with a maturity date of December 31, 2017 and a revolving loan with a maturity date of December 31, 2007. Management expects to renew the revolving loan on an annual basis. The subordinated debt matures on December 31, 2017. The interest rate on the senior debt facility resets quarterly, and is based on, at the Company’s option, either LaSalle’s prime rate or three-month LIBOR plus 120 basis points, with a floor of 3.50%. The interest rate on the subordinated debt resets quarterly, and is equal to three-month LIBOR plus 135 basis points, with a floor of 3.50%. The subordinated debt qualifies as Tier 2 capital under applicable rules and regulations promulgated by the Board of Governors of the Federal Reserve System.

At December 31, 2006, the Company had $45.3 million outstanding on the senior debt facility and $40.0 million of subordinated debt outstanding. The Company expects to further draw down on the facilities over the next year to support continued balance sheet growth.

Holding Company Activities are reflected primarily by interest expense on borrowings and operating expenses. Recurring holding company operating expenses consist of compensation (amortization of restricted stock awards, other salary expense) and miscellaneous professional fees. In May of 2002, PrivateBancorp, Inc. acquired an office building located in St. Charles, Illinois, for $1.8 million from Towne Square Realty. The St. Charles location of The PrivateBank – Chicago continues to lease space in the building and pays rent to the Holding Company at the same terms and conditions as was paid to the prior owner.

	Holding Company
	Activities
	December 31,
	2006	2005	2004
	(in millions)
Total assets	$483.6	$345.4	$213.3
Total capital	297.1	235.5	194.1
Total borrowings	85.3	13.3	—
Trust preferred securities	98.0	98.0	20.0
Non-interest income	0.2	0.2	0.2
Non-interest expense	9.5	6.7	4.3
Net interest expense	8.0	4.1	1.6
Year-to-date net loss	11.8	7.0	3.7

PRIVATEBANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables present a reconciliation of certain operating information for reportable segments for the periods presented and the reported consolidated balances (in millions):

		The
	The	PrivateBank –	The	The		Holding
	PrivateBank –	St. Louis &	PrivateBank –	PrivateBank –	Wealth	Company	Intersegment
2006	Chicago	Wisconsin	Michigan	Georgia(3)	Management	Activities	Eliminations(4)	Consolidated

Total assets	$2,931.6	$512.8	$572.3	$281.5	$—	$483.6	$(520.4)	$4,261.4
Total deposits	2,532.7	413.5	418.1	202.8	—	—	(16.1)	3,551.0
Total borrowings(1)	111.0	51.2	58.0	22.5	—	183.3	(46.3)	379.7
Total loans	2,383.8	413.5	503.2	200.5	—	—	(1.0)	3,500.0
Total capital	266.1	45.5	92.0	54.9	—	297.1	(458.5)	297.1
Net interest income (expense)	90.7	15.6	17.4	0.4	1.0	(8.0)	0.4	117.5
Non-interest income	7.5	1.8	0.9	0.0	13.9	0.2	(1.1)	23.2
Non-interest expense	38.7	10.5	9.0	0.2	12.4	9.5	(1.2)	79.1
Net income (loss)	39.4	3.4	5.5	0.1	1.7	(11.8)	(0.5)	37.8
Wealth Management assets under management	—	—	524.4	—	2,497.9	—	(120.1)	2,902.2
Wealth Management fee revenue	—	—	—	—	13.9	—	—	13.9

		The
	The	PrivateBank –	The		Holding
	PrivateBank –	St. Louis &	PrivateBank –	Wealth	Company	Intersegment
2005	Chicago	Wisconsin	Michigan(2)	Management	Activities	Eliminations(4)	Consolidated
Total assets	$2,626.1	$401.5	$462.9	$—	$345.4	$(338.6)	$3,497.3
Total deposits	2,164.3	336.0	328.9	—	—	(5.8)	2,823.4
Total borrowings(1)	209.5	27.2	51.0	—	111.3	4.0	395.0
Total loans	1,877.9	333.4	397.8	—	—	(1.0)	2,608.1
Total capital	220.4	35.7	81.4	—	235.5	(334.4)	238.6
Net interest income (expense)	79.4	11.4	8.2	0.7	(4.1)	0.8	96.4
Non-interest income	7.8	2.2	0.7	10.0	0.2	(1.9)	19.0
Non-interest expense	32.4	8.2	4.6	9.4	6.7	1.4	62.7
Net income (loss)	34.9	2.3	2.3	1.0	(7.0)	(2.6)	30.9
Wealth Management assets under management	—	—	506.5	2,039.5	—	(109.2)	2,436.8
Wealth Management fee revenue	—	—	—	10.0	—	—	10.0

	The	The		Holding
	PrivateBank –	PrivateBank –	Wealth	Company	Intersegment
2004	Chicago	St. Louis	Management	Activities	Eliminations(4)	Consolidated

Total assets	$2,267.2	$268.2	$—	$213.3	$(210.0)	$2,538.7
Total deposits	1,689.7	200.0	—	—	(17.1)	1,872.6
Total borrowings(1)	372.9	45.9	—	20.0	(4.3)	434.5
Total loans	1,451.8	206.1	—	—	(4.5)	1,653.4
Total capital	173.3	20.3	—	194.1	(190.8)	196.9
Net interest income (expense)	63.2	7.7	1.6	(1.6)	2.6	73.5
Non-interest income	6.3	2.4	8.3	0.2	(2.9)	14.3
Non-interest expense	28.5	5.6	7.5	4.3	2.3	48.2
Net income (loss)	26.4	2.8	1.4	(3.7)	(1.6)	25.3
Wealth Management assets under management	—	—	1,805.3	—	(77.8)	1,727.5
Wealth Management fee revenue	—	—	8.3	—	—	8.3

(1)	Includes trust preferred securities for the Holding Company segment.
(2)	Includes The PrivateBank – Michigan results since June 20, 2005, the acquisition date.
(3)	Includes The PrivateBank – Georgia results since December 13, 2006, the acquisition date.

PRIVATEBANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(4)	Intersegment elimination for gross loans reflects the exclusion of the unearned income for management reporting purposes. The intersegment elimination for total capital reflects the elimination of the net investment in each of the Holding Company subsidiaries in consolidation. The intersegment elimination for total deposits and interest expense reflects the elimination of the holding company’s cash deposited at The PrivateBank – Chicago and St. Louis. The intersegment eliminations for total borrowings and interest expense reflects the exclusion of The PrivateBank Mortgage Company revolving line of credit with The PrivateBank – Chicago and the elimination of intercompany federal funds purchased. The intersegment eliminations include adjustments necessary for each category to agree with the related consolidated financial statements.

NOTE 3—EARNINGS PER SHARE

The following table shows the computation of basic and diluted earnings per share (in thousands, except per share data):

		Weighted
		Average	Per
	Income	Shares	Share
	(Numerator)	(Denominator)	Amount
Year Ended December 31, 2006
Basic Earnings Per Share
Income available to common stockholders	$37,846	20,630	$1.83

Effect of Dilutive Stock Options	—	864

Diluted Earnings Per Share— Income available to common stockholders	$37,846	21,494	$1.76

Year Ended December 31, 2005
Basic Earnings Per Share
Income available to common stockholders	$30,914	20,202	$1.53

Effect of Dilutive Stock Options	—	936

Diluted Earnings Per Share— Income available to common stockholders	$30,914	21,138	$1.46

Year Ended December 31, 2004
Basic Earnings Per Share
Income available to common stockholders	$25,334	19,726	$1.29

Effect of Dilutive Stock Options	—	964

Diluted Earnings Per Share— Income available to common stockholders	$25,334	20,690	$1.22

During 2006, 1,128,551 of 1,550,451 unexercised options are included in the diluted earnings per share calculation. During 2005, 1,526,350 of 1,540,350 unexercised options are included in the diluted earnings per share calculation. During 2004, the entire amount of unexercised option shares of 1,465,285 were included in the diluted earnings per share calculation as all options of the Company were dilutive. The exercise prices for all previously granted unexercised stock options ranged from $3.65 to $46.51 in 2006, $3.13 to $37.56 in 2005, and from $2.61 to $33.45 in 2004.

PRIVATEBANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4—SECURITIES

The amortized cost and the estimated fair value of securities as of December 31, 2006 and December 31, 2005 were as follows (in thousands):

	December 31, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Investment Securities—Available for Sale
U.S. Agency Notes	$30,022	$—	$—	$30,022
U.S. Government Agency Mortgage-Backed Securities and Collateralized Mortgage Obligations	245,962	593	(3,315)	243,240
Tax-Exempt Municipal Securities	199,058	11,975	(10)	211,023
Taxable Municipal Securities	3,810	—	(1)	3,809
Federal Home Loan Bank Stock	5,141	—	—	5,141
Other	3,547	—	—	3,547

	$487,540	$12,568	$(3,326)	$496,782

	December 31, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Investment Securities—Available-for-Sale
U.S. Government Agency Mortgage-Backed Securities and Collateralized Mortgage Obligations	$319,525	$941	$(4,212)	$316,254
Tax-Exempt Municipal Securities	214,895	15,356	(43)	230,208
Taxable Municipal Securities	3,825	1	—	3,826
Federal Home Loan Bank Stock	142,396	—	—	142,396
Other	2,467	—	—	2,467

	$683,108	$16,298	$(4,255)	$695,151

The following table presents the age of gross unrealized losses and fair value by investment category (in thousands).

	December 31, 2006
	Less than 12 months		Over 12 months		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investment Securities—Available-for-Sale
U.S. Government Agency Mortgage-Backed Securities and Collateralized Mortgage Obligations	$55,360	$(88)	$187,880	$(3,227)	$243,240	$(3,315)
Tax-Exempt Municipal Securities	210,546	(7)	477	(3)	211,023	(10)
Taxable Municipal Securities	3,616	—	193	(1)	3,809	(1)

Total	$269,522	$(95)	$188,550	$(3,231)	$458,072	$(3,326)

PRIVATEBANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2005
	Less than 12 months		Over 12 months		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investment Securities—Available-for-Sale
U.S. Government Agency Mortgage-Backed Securities and Collateralized Mortgage Obligations	$178,854	$(1,457)	$137,402	$(2,755)	$316,254	$(4,212)
Tax-Exempt Municipal Securities	230,133	(43)	75	—	230,208	(43)

Total	$408,987	$(1,500)	$137,477	$(2,755)	$546,462	$(4,255)

Management does not believe any individual unrealized loss as of December 31, 2006 represents an other-than-temporary impairment. The unrealized losses over 12 months reported for mortgage-backed securities and collateralized mortgage obligations relate primarily to securities issued by FNMA, FHLMC and private institutions. These unrealized losses over 12 months are primarily attributable to changes in interest rates.

The amortized cost and estimated fair value of securities at December 31, 2006, by expected maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because obligors may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
	Cost	Fair Value
Due within one year	$81,735	$80,997
Due after one year through five years	214,219	214,942
Due after five years through ten years	131,141	137,499
Due after ten years	55,304	58,203
Securities with no stated maturity	5,141	5,141

	$487,540	$496,782

During 2006 and 2005, securities were sold for total proceeds of $108.3 million and $46.2 million respectively, resulting in net losses of approximately $374,000 for December 31, 2006 and gains of approximately $498,991 for December 31, 2005. Gross gains and gross losses for 2006 were $2.0 million and $2.4 million, respectively. Gross gains and gross losses for 2005 were $1.1 million and $532,000, respectively. Taxes related to gross gains and gross losses on investment securities for 2006 were $728,000 and ($867,000), respectively. Taxes related to gross gains and gross losses on investment securities for 2005 were $408,445 and ($216,085), respectively.

At December 31, 2006 and 2005, we had approximately $359.5 million and $400.7 million, respectively, of securities collateralizing such public deposits. Deposits requiring pledged assets are not considered to be core deposits for regulatory purposes and the assets that are pledged as collateral for these deposits are not deemed to be liquid assets. In the opinion of management, there were no investments in securities at December 31, 2006 that constituted an unusual credit risk for the Company.

PRIVATEBANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Change in fair value of securities available for sale is presented on a net basis in the Consolidated Statement of Changes in Stockholders’ Equity. The following table discloses the changes in other comprehensive income as of December 31, 2006 and 2005 on a gross basis (in thousands):

	December 31, 2006
	Before		Net of
	Tax		Tax
	Amount	Tax Effect	Amount
Change in unrealized gains (losses) on securities available-for-sale	$(3,175)	$(1,377)	$(1,798)
Less: reclassification adjustment for losses included in net income	374	139	235

Change in net unrealized gains	$(2,801)	$(1,238)	$(1,563)

	December 31, 2005
	Before		Net of
	Tax		Tax
	Amount	Tax Effect	Amount
Change in unrealized gains on securities available-for-sale	$1,070	$385	$685
Less: reclassification adjustment for gains included in net income	(499)	(192)	(307)

Change in net unrealized gains	$571	$193	$378

NOTE 5—LOANS

Amounts outstanding by selected loan categories at December 31, 2006 and 2005, including net unamortized deferred loan fees of $1.7 million and $2.2 million, respectively, were as follows (in thousands):

	2006	2005
Commercial real estate	$1,539,038	$1,073,711
Commercial real estate—multi-family	212,863	195,140
Commercial	563,155	436,416
Construction	591,704	392,597
Home equity	138,724	139,747
Personal(1)	192,397	148,670
Residential real estate	262,107	221,786

Total loans	$3,499,988	$2,608,067

(1)	Includes overdrafts.

PRIVATEBANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables present the impaired, nonaccrual and past due loans (in thousands):

	December 31,
	2006	2005
Nonaccrual loans:
Impaired loans with valuation reserve required(1)	$291	$—
Impaired loans with no valuation reserve required	3,479	663

Total nonaccrual loans	$3,770	$663

Loans past due 90 days and still accruing interest	$5,137	$280

(1)	These impaired loans require a valuation reserve because the value of the loans is less than the recorded investment in the loans.

	Years Ended December 31,
	2006	2005	2004
Valuation reserve related to impaired loans	$291	$—	$401
Average impaired loans	$1,783	$962	$502
Interest income foregone on impaired loans	$136	$61	$26

Loan concentrations are defined as amounts loaned to a multiple number of borrowers engaged in similar activities, which would cause them to be similarly impacted by economic or other conditions. The banks grant loans to clients located primarily in the metropolitan Chicago, St. Louis, Milwaukee, Detroit, Kansas City, and Atlanta areas. There are no other significant concentrations of loans and commitments to make loans other than the categories of loans disclosed above.

NOTE 6—ALLOWANCE FOR LOAN LOSSES

The changes in the allowance for loan losses for the following three years ended December 31 were as follows (in thousands):

	2006	2005	2004
Beginning balance	$29,388	$18,986	$15,100
Loans charged off	(1,025)	(538)	(1,166)
Loans recovered	152	788	653
Provision for loan losses	6,836	6,538	4,399
Addition of The PrivateBank – Michigan loan loss reserve	—	3,614	—
Addition of The PrivateBank – Georgia loan loss reserve	2,718	—	—

Ending balance	$38,069	$29,388	$18,986

PRIVATEBANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7—PREMISES AND EQUIPMENT

Bank and building premises and equipment at December 31, 2006 and 2005, consisted of the following (in thousands):

	2006	2005
Land	$110	$110
Building	1,640	1,640
Furniture, fixtures and equipment	18,756	13,439
Leasehold improvements	19,277	10,928

	39,783	26,117
Accumulated depreciation and amortization	(18,370)	(14,363)

Premises and equipment, net	$21,413	$11,754

Included in occupancy expense is depreciation and amortization expense of $3.6 million, $4.0 million, and $1.7 million, for 2006, 2005, and 2004, respectively.

Each of the banks leases their main banking facilities and certain branch facilities under noncancellable operating lease agreements. The minimum annual rental commitments under these leases, at December 31, 2006, are as follows (in thousands):

2007	$3,354
2008	3,523
2009	3,131
2010	2,986
2011	2,990
2012 and thereafter	24,593

Total rental commitments	$40,577

Total rent expense, including expenses paid for common area maintenance, included in the consolidated statements of income was $4.5 million, $3.3 million, and $2.6 million, 2006, 2005, and 2004, respectively.

NOTE 8—INCOME TAXES

The components of the total income tax provision in the consolidated statements of income for the years ended December 31, 2006, 2005 and 2004 are as follows (in thousands):

	2006	2005	2004
Income tax provision—
Current—
Federal	$26,954	$17,550	$5,807
State	3,057	3,694	1,690

	30,011	21,244	7,497
Deferred—
Federal	(12,308)	(5,753)	1,884
State	(1,145)	(526)	266

	(13,453)	(6,279)	2,150

Total	$16,558	$14,965	$9,647

PRIVATEBANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The summary reconciliation of the differences between the total income tax provision (benefit) and the amounts computed at the statutory federal tax rate of 35% for the years ended December 31, 2006, 2005, and 2004 is as follows (in thousands):

	2006	2005	2004
Income tax provision at statutory federal income tax rate	$19,042	$16,059	$12,267
Increase (decrease) in taxes resulting from:
Tax-exempt income	(2,941)	(3,072)	(3,274)
Bank owned life insurance	(565)	(500)	(307)
Investment credits	(355)	(250)	(252)
State income taxes	1,243	2,059	1,271
Other	134	669	(58)

Provision for income taxes	$16,558	$14,965	$9,647

Deferred tax assets and liabilities result from temporary differences between the carrying amounts of assets and liabilities in the financial statements and their related tax bases. The components of the net deferred tax balances as of December 31, 2006 and 2005 are as follows (in thousands):

	2006	2005
Gross deferred tax assets—
Allowance for loan losses	$13,113	$10,794
Share based payment expenses	2,790	4,378
Premises and equipment	1,115	277
Deferred compensation	468	307
Interest rate swap fair value adjustment	—	632
Net operating loss carryforward	1,062	—
Loan fees and costs	896	—
Other	1,082	718

Gross deferred tax assets	20,526	17,106

Gross deferred tax liabilities—
Federal Home Loan Bank stock dividends	—	(9,445)
Unrealized gain on securities available for sale	(3,380)	(4,623)
Goodwill amortization	(1,485)	(1,263)
Acquisition of Intangible assets	(1,767)	(1,188)
Investment in Partnerships	(953)	(1,017)
Other	(535)	(324)

Gross deferred tax liabilities	(8,120)	(17,860)

Net deferred tax assets (liabilities)	$12,406	$(754)

Net deferred tax assets are included in other assets and net deferred tax liabilities are included in other liabilities in the Company’s Consolidated Balance Sheets. Included in net deferred tax assets at December 31, 2006 is approximately $767,000 of net deferred tax assets acquired in the purchase of Piedmont Bancshares, Inc. These net deferred tax assets include a net operating loss carryforward of approximately $1.1 million which expires in 2026. The Company believes it is more likely than not that the deferred tax assets including the net operating loss carryforward will be realized based on reversing deferred tax liabilities and expected future taxable income.

PRIVATEBANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 9—DEPOSITS AND FUNDS BORROWED

The scheduled maturities of time deposits (including brokered deposits) as of December 31, 2006, for the years 2007 through 2011 and thereafter, are as follows (in thousands):

For year ending December 31,
2007	$1,227,880
2008	97,313
2009	52,456
2010	23,146
2011 and thereafter	122,126

Total	$1,522,921

PRIVATEBANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Current
Funds Borrowed:	Rate	Maturity	12/31/06
Long Term Funds Borrowed
FHLB advance	4.69%	05/22/2019	$3,006
FHLB advance	4.96%	03/25/2019	2,000
Subordinated debt	6.72%	12/31/2016	40,000
LaSalle line of Credit	6.68%	12/31/2016	250
FHLB advance	4.22%	12/21/2015	2,000
FHLB advance	3.74%	09/02/2015	1,500
FHLB advance	3.71%	06/24/2015	1,000
FHLB advance	3.37%	12/29/2014	2,000
FHLB advance	4.96%	06/24/2013	5,000
FHLB advance	2.80%	05/20/2013	1,000
FHLB advance	5.05%	12/22/2010	5,000
FHLB advance	4.61%	09/20/2010	5,000
FHLB advance	4.64%	03/08/2010	5,000
FHLB advance	4.66%	09/21/2009	5,000
FHLB advance	4.07%	03/20/2009	5,000
FHLB advance	3.89%	11/17/2008	5,000
FHLB advance	5.29%	06/23/2008	4,000
FHLB advance	3.95%	05/05/2008	3,000
FHLB advance	5.19%	03/17/2008	3,000
FHLB advance	4.78%	01/30/2008	3,000

Total Long Term Funds Borrowed			$100,756

Short Term Funds Borrowed
LaSalle line of Credit	6.68%	12/01/2007	$45,000
FHLB advance	5.48%	12/13/2007	2,000
FHLB advance	4.88%	11/15/2007	4,000
FHLB advance	5.33%	10/01/2007	4,000
FHLB advance	5.08%	10/24/2007	5,031
FHLB advance	2.71%	07/07/2007	5,000
FHLB advance	3.92%	02/09/2007	3,000
Fed funds purchased	4.25%	daily	100,000
Demand repurchase agreements(1)	2.25%	daily	12,946

Total Short Term Funds Borrowed			$180,977

Total funds Borrowed			$281,733

Additional information for short term borrowings:
Average balance outstanding			$127,535
Maximum amount outstanding at any month-end during the year			387,271
Balance outstanding at end of year			180,978
Weighted average interest rate during year			3.85%
Weighted average interest rate at end of year			3.81%

(1)	Demand repurchase agreements are a form of retail repurchase agreements offered to certain clients of The PrivateBank – Chicago and The PrivateBank – St. Louis. Funds are swept each business day from the client’s demand deposit account. These amounts are not deposits and are not insured, but are secured by a pool of securities pledged specifically for this purpose.

PRIVATEBANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Current
Funds Borrowed:	Rate	Maturity	12/31/05
Long Term Funds Borrowed	5.37%	12/31/2016	$5,000
Subordinated note	5.05%	12/22/2010	4,985
FHLB advance	4.61%	09/20/2010	5,000
FHLB advance	4.21%	09/01/2010	6,900
FHLB advance	4.64%	03/08/2010	5,000
FHLB advance	4.25%	12/28/2009	11,500
FHLB advance	3.87%	12/23/2009	1,080
FHLB advance	4.07%	03/20/2009	5,000
FHLB advance	3.80%	01/25/2009	1,600
FHLB advance	3.89%	11/17/2008	5,000
FHLB advance	3.67%	09/29/2008	25,000
FHLB advance	5.29%	06/23/2008	4,000
FHLB advance	3.95%	05/05/2008	3,000
FHLB advance	3.97%	12/13/2007	2,000
FHLB advance	4.88%	11/15/2007	4,000
FHLB advance	5.08%	10/24/2007	5,000
FHLB advance	2.71%	07/07/2007	5,000
FHLB advance	3.92%	02/09/2007	3,000
FHLB prepayable LIBOR fixed advance	4.35%	01/31/2007	10,000
FHLB advance	3.41%	01/25/2007	1,500
FHLB advance	3.97%	01/05/2007	4,640
FHLB advance	3.97%	01/05/2007	3,825

Total Long Term Funds Borrowed			$122,030

Short Term Funds Borrowed
Line of credit	5.12%	12/01/2006	$8,250
FHLB advance	3.26%	11/16/2006	1,000
FHLB advance	2.87%	11/14/2006	25,000
FHLB advance	3.93%	09/01/2006	3,999
FHLB advance	4.30%	08/18/2006	5,000
FHLB advance	4.19%	08/11/2006	28,535
FHLB advance	2.43%	07/17/2006	1,000
FHLB advance	2.21%	06/26/2006	5,000
FHLB advance	3.04%	06/23/2006	2,850
FHLB advance	4.73%	05/30/2006	5,000
FHLB advance	3.72%	03/31/2006	5,000
FHLB prepayable LIBOR fixed advance	4.54%	03/06/2006	25,000
FHLB advance	3.97%	03/06/2006	3,000
FHLB advance	2.97%	01/25/2006	4,700
FHLB advance	2.12%	01/17/2006	2,000
FHLB advance	3.28%	01/13/2006	1,000
FHLB advance	2.28%	01/03/2006	10,000
Fed funds purchased	4.25%	daily	30,000
Demand repurchase agreements(1)	2.25%	daily	8,616

Total Short Term Funds Borrowed			$174,950

Total funds Borrowed			$296,980

PRIVATEBANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Current
Funds Borrowed:	Rate	Maturity	12/31/05
Additional information for short term borrowings:
Average balance outstanding			$221,469
Maximum amount outstanding at any month-end during the year			259,643
Balance outstanding at end of year			174,950
Weighted average interest rate during year			3.08%
Weighted average interest rate at end of year			3.50%

(1)	Demand repurchase agreements are a form of retail repurchase agreements offered to certain clients of The PrivateBank – Chicago and The PrivateBank – St. Louis. Funds are swept each business day from the client’s demand deposit account. These amounts are not deposits and are not insured, but are secured by a pool of securities pledged specifically for this purpose.

On December 12, 2006 the Company amended its $65.0 million credit facility entered into on September 29, 2005 with LaSalle Bank. The Amendment provides for an additional $25.0 million in senior debt and an additional $25.0 million of subordinated debt borrowing capacity under the Company’s existing credit facility with LaSalle.

The amended credit facility is comprised of a $65.0 million senior debt facility and $50.0 million of subordinated debt. The senior debt facility is comprised of a $250,000 term loan with a maturity date of December 31, 2017 and a revolving loan with a maturity date of December 31, 2007. Management expects to renew the revolving loan on an annual basis. The subordinated debt matures on December 31, 2017. The interest rate on the senior debt facility resets quarterly, and is based on, at the Company’s option, either LaSalle’s prime rate or three-month LIBOR plus 120 basis points, with a floor of 3.50%. The interest rate on the subordinated debt resets quarterly, and is equal to three-month LIBOR plus 135 basis points, with a floor of 3.50%. The subordinated debt qualifies as Tier 2 capital under applicable rules and regulations promulgated by the Board of Governors of the Federal Reserve System.

At December 31, 2006, the Company had $45.25 million outstanding on the senior debt facility and $40.0 million of subordinated debt outstanding. The Company expects to further draw down on the facilities over the next year to support continued balance sheet growth.

NOTE 10—TRUST PREFERRED SECURITIES

As of December 31, 2006 the Company owned 100% of the common securities of three trusts, PrivateBancorp Statutory Trust II, Bloomfield Hills Statutory Trust I and PrivateBancorp Statutory Trust III. PrivateBancorp Statutory Trust II and PrivateBancorp Statutory Trust III were established as wholly-owned subsidiaries of the Company in June 2005 and December 2005, respectively. Bloomfield Hills Statutory Trust I was acquired as part of the acquisition of BHB on June 20, 2005. The Trusts were formed for purposes of issuing trust preferred securities to third-party investors and investing the proceeds from the issuance of the trust preferred securities and common securities solely in junior subordinated debentures (“Debentures”) issued by the Company or BHB, as the case may be, with the same maturities and interest rates as the trust preferred securities. The Debentures are the sole assets of the Trusts.

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

PRIVATEBANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Trusts are reported in the Company’s consolidated financial statements as unconsolidated subsidiaries. Accordingly, the Debentures, which include the Company’s ownership interest in the Trusts, are reflected as “Trust preferred securities” and the common securities are included in “Available-for-sale securities.”

The following table is a summary of the Company’s Trust preferred securities as of December 31, 2006. The Debentures represent the aggregate liquidation amount issued.

Trust Preferred Securities (dollars in thousands)

	Trust			Earliest
	Preferred		Maturity	Redemption
Issuance Trust	Securities	Debentures	Date	Date	Coupon Rate
PrivateBancorp Statutory Trust II	$50,000	$51,547	09/15/35	09/15/10	6.00	%(1)
PrivateBancorp Statutory Trust III	40,000	41,238	12/15/35	12/15/10	6.10	%(2)
Bloomfield Hills Statutory Trust I	8,000	8,248	06/17/34	06/17/09	Floating LIBOR + 2.65%

Total	$98,000	$101,033

(1)	6.00% rate effective until 9/15/2010, then floating at three-month LIBOR + 1.71%.
(2)	6.10% rate effective until 12/15/2010, then floating at three-month LIBOR + 1.50%.

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

The Company’s aggregate principal amount of outstanding trust preferred securities at December 31, 2006 is $98.0 million. As of December 31, 2006, $97.1 million of the trust-preferred securities is eligible for treatment as Tier I capital as allowed by the Federal Reserve. On March 1, 2005, the Federal Reserve issued a final rule that retains Tier 1 capital treatment for trust preferred securities but with stricter limits. Under the rule, after a five-year transition period, the aggregate amount of the trust

PRIVATEBANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

preferred securities and certain other capital elements will retain their current limit of 25% of Tier 1 capital elements, net of goodwill less any associated deferred tax liability. The amount of trust preferred securities and certain other capital elements in excess of the limit could be included in Tier 2 capital, subject to restrictions. Applying the final rule at December 31, 2006, the Company would still be considered well-capitalized under regulatory capital guidelines.

NOTE 11—	ACCOUNTING FOR STOCK-BASED COMPENSATION

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

The following table summarizes the impact of modified retrospective application on the previously reported results for the periods shown:

	Year Ended December 31
	2005	2004
Income before income taxes, originally reported	$48,637	$37,498
Stock-based compensation expense under the fair value method	(2,758)	(2,517)

Income before income taxes, restated	$45,879	$34,981

Net Income, originally reported	33,420	26,995
Stock-based compensation expense under the fair value method, net of tax	(2,506)	(1,662)

Net Income, restated	$30,914	$25,333

Net income per share (basic), originally reported	$1.65	$1.37
Net income per share (basic), restated	1.53	1.29
Net income per share (diluted), originally reported	$1.58	$1.30
Net income per share (diluted), restated	1.46	1.22

The following table includes the adjustments to these accounts as of January 1, 2005, the beginning of the earliest period presented.

		Adjustment	Adjusted
	As Reported	for adoption	Balance
	January 1,	of SFAS No.	January 1,
	2005	123R	2005
		(in thousands)

Retained earnings	$73,789	$(9,703)	$64,086
Additional Paid in Capital	100,091	7,909	108,000
Deferred compensation	(5,056)	5,056	—
Deferred Income Tax Asset	(588)	2,847	2,259

PRIVATEBANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Prior to the adoption of SFAS No. 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options and vesting of restricted shares as operating cash flows in the Statement of Cash Flows. SFAS No. 123R requires the cash flows resulting from the tax benefits of these tax deductions in excess of the compensation cost recognized for those share-based payments (the excess tax benefits) be classified as financing cash flows. The excess tax benefit in financing cash flows was $1.4 million in 2006 and $1.2 million in 2005.

Beginning in 2006, the Company has modified its retirement provision for all employee grants of stock options and restricted stock. Retirement eligibility is defined as having completed at least ten years of employment with the Company (or a predecessor) and having attained at least 62 years of age. The 2006 and subsequent awards held by employees who retire with retirement eligibility will continue to vest on the normal vesting schedule so long as the retiree remains retired from the financial services industry. In the financial statements, these grants will be amortized up to the retirement eligibility date. Any grants awarded to employees already meeting the retirement definition will be immediately expensed on the grant date. During 2006, the Company incurred $96,490 of immediate expense due to the retirement eligibility of one award recipient.

The Company has the following employee savings and incentive plans.

a.	Stock Options

The Company had stock options outstanding (split-adjusted) under its Stock Incentive Plan and its Incentive Compensation Plan of 379,610 and 1,170,841 at December 31, 2006, and 607,515 and 932,835 options outstanding at December 31, 2005, respectively, for each plan. All options have a strike price equal to the per share fair market value of the underlying common stock on the date of grant. All options have a term of 10 years. Beginning with stock options granted in the third quarter 2006, employee options vest equally over the first five years on each anniversary date of the grant, and non-employee director options vest equally over the first three years on each anniversary date of the grant. Options granted to employees prior to 2006 were first exercisable beginning on the second anniversary date of the grant, and then fully vested on the fourth anniversary date. Options awarded to non-employee directors prior to 2006 vested at the end of the year in which the awards were granted. Additionally, all options granted in 2006 were non-qualified stock options. Prior to 2006, employees were primarily granted incentive stock options and non-employee directors were granted non-qualified stock options. Due to the different rules of taxation to the option holder, non-qualified stock options require the Company to record a tax benefit related to the amortized compensation expense in its financial statements. The periods presented include stock option expense of $2.0 million in 2006, $2.8 million in 2005 and $2.5 million in 2004.

At December 31, 2006, the Incentive Compensation Plan had 163,280 shares available to be granted under the Plan either pursuant to the granting of stock options, as restricted stock awards or as deferred stock units. No shares remain available for grant under the Stock Incentive Plan.

PRIVATEBANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the status of the Company’s stock option agreements and stock option program as of December 31, 2006 and 2005, adjusted to reflect all stock splits and changes during the years then ended:

	2006		2005
	Weighted Average		Weighted Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of period	1,540,350	$17.65	1,445,585	$12.65
Granted	324,500	46.06	336,700	32.04
Exercised	(292,699)	7.98	(202,985)	5.76
Forfeited	(21,700)	28.90	(38,950)	18.26

Outstanding at end of year	1,550,451	25.26	1,540,350	17.65

Options exercisable at end of period	780,426	14.64	881,975	10.49
Weighted average fair value of options granted during the year	$18.22		$12.07

The range of exercise prices was $3.65 to $46.51 and the weighted average remaining contractual life was 7.0 years for stock options outstanding as of December 31, 2006. The weighted average contractual life of stock options that were vested and unexercised at December 31, 2006 was 5.3 years. The aggregate intrinsic value of these options was $21.1 million. If these options were exercised, the Company would receive an additional $11.4 million of capital.

The following table presents the range of exercise prices for the stock option grants outstanding at December 31, 2006.

		Weighted
	Stock	Average
	Options	Remaining
Exercise Price Range	Outstanding	Contractual Life
$ 3.65 - $7.50	379,610	3.3
$17.23 - $33.98	750,341	7.5
$34.28 - $46.51	420,500	9.5

Total stock options outstanding	1,550,451	7.0

As of December 31, 2006, total unrecognized compensation costs related to unvested stock options was $8.0 million with a weighted average remaining life of 3.6 years.

Stock Option Valuation

During 2006, the Company granted stock options to a portion of its employees and to all of its non-employee directors. All stock option grants are approved by the Company’s Board of Directors on the grant date. These stock options are exercisable at the price equal to the closing price of the Company’s common stock on the date of grant.

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

PRIVATEBANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In determining the fair value of each option grant, the Company used the following assumptions:

Inputs	2006	2005	2004
Expected term	6.0 - 6.5 years	7 years	7 years
Expected volatility	31.87 - 32.71%	30%	30%
Interest rate	4.56 - 4.72%	3.81 - 4.15%	3.74 - 4.27%
Dividend yield	0.52 - 0.60%	0.57%	0.37%

b.	Restricted Stock

Restricted shares carry voting and dividend rights. Sale of the shares is restricted prior to vesting. Subject to continued employment, vesting occurs five years from the date of grant. Upon adoption of SFAS No. 123R, the Company records compensation expense on a straight-line basis over the vesting period based on the fair market value on the grant date. Included in salaries and employee benefits in the consolidated statements of income is compensation expense for restricted shares, net of forfeits of $2.3 million in 2006, $1.9 million in 2005, and $1.1 million in 2004.

The following table summarizes the status of the Company’s restricted stock program as of December 31, 2006 and 2005, adjusted to reflect all stock splits and changes during the years then ended:

	2006		2005
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested at beginning of period	491,500	$22.87	414,400	$16.23
Granted	149,700	46.11	150,300	32.09
Vested	(73,000)	6.94	(73,200)	4.23
Forfeited	(14,400)	35.63	—	—

Unvested at end of period	553,800	31.12	491,500	22.87

As of December 31, 2006, total unrecognized compensation costs related to non-vested restricted stock was $11.1 million with a weighted average remaining life of 3.9 years.

PRIVATEBANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

c.	Deferred Compensation Plan

The Company established a deferred compensation plan on April 24, 2003 as part of its Incentive Compensation Plan that was approved by shareholders. The purpose of the Company’s Deferred Compensation Plan is to further the Company’s ability to attract and retain high quality executives and non-employee directors. The Plan also furthers the retention of stock ownership of participants by facilitating deferral of gains resulting from the exercise of nonqualified stock options or the receipt of shares pursuant to awards under the Company’s Stock Incentive Plan and the Incentive Compensation Plan, and conversion of cash compensation into deferred stock units representing the right to receive, on a one-for-one basis, shares of Company Common Stock. The Deferred Compensation Plan permits the deferral of base compensation, bonus compensation, and/or cash and the receipt of shares of Common Stock pursuant to exercises of non-qualified stock options and pursuant to other awards under the Company’s Incentive Compensation Plan. The Deferred Compensation Plan is structured as a “nonqualified plan” under applicable IRS and Department of Labor guidelines. At December 31, 2006 and 2005, 16,814 and 12,269 deferred stock units, respectively, were recorded in the plan.

d.	Savings and Retirement Plan

The Company maintains The PrivateBancorp, Inc. Savings and Retirement Plan (the “Plan”) pursuant to Section 401(k) of the Internal Revenue Code, whereby eligible employees may contribute a percentage of compensation, but not in excess of the maximum amount allowed under the Code. The banks can make discretionary contributions to the Plan as determined and approved by the bank’s Board of Directors. Total discretionary contributions to the Plan amounted to $716,103 in 2006, $526,989 in 2005, and $304,178 in 2004.

NOTE 12—RELATED-PARTY TRANSACTIONS

An analysis of loans made to directors, their affiliated businesses and executive officers of the Company and the banks follows:

Balance, December 31, 2005	$24,701,187
Additions	10,048,415
Collections	(9,266,446)

Balance, December 31, 2006	$25,483,156

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

During 2006, The PrivateBank – Chicago paid Worknet, an information technology firm of which director William Castellano is chairman and CEO, $11,640 for services rendered, compared to $10,275 in 2005. In 2006, The PrivateBank – Chicago paid $6,375 to The Law Offices of Alan Pearlman; Mr. Pearlman is the General Counsel of director Patrick Daly’s company, The Daly Group LLC. The PrivateBank – Chicago paid this firm $450 during 2005. During 2006 and 2005, the Company paid $53,766 and $124,375, respectively, to the law firm of Neal, Gerber & Eisenberg, for legal services.

PRIVATEBANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Phillip Kayman, one of the Company’s directors, was previously a partner at Neal, Gerber & Eisenberg. In 2005, The PrivateBank – Chicago incurred professional fees for services provided by the law firm Spitzer, Addis, Susman & Enders in the amount of approximately $7,309. Michael Susman, who was one of the Company’s directors and before his retirement in April 2006, is a partner of that firm. There were no expenses paid to this law firm in 2006.

During 2006 and 2005, The PrivateBank – St. Louis paid $111,488 and $18,363, respectively, to Arcturis Inc., where St. Louis director Patricia Whitaker is president. The PrivateBank – St. Louis paid Lewis, Rice & Fingersh LC $27,092 in 2006 and $89,951 in 2005. St. Louis director, Jacob Reby is a member of Lewis, Rice & Fingersh LC. The PrivateBank – St. Louis also paid Armstrong Teasdale LC $246,702 in 2006 and $623 in 2005. St. Louis director, Steven Cousins, is a partner of Armstrong Teasdale.

The PrivateBank – Michigan paid $17,073 to McQueen Financial during 2006. The son of Pat McQueen, The PrivateBank – Michigan’s CEO, is a principal at this investment management firm. During 2006, The PrivateBank – Michigan also paid $8,088 to Schellenberg & Associates, where The PrivateBank – Michigan director Tom Shellenberg is affiliated.

Mr. Mandell’s daughter-in-law is employed by The PrivateBank – Chicago as a Managing Director. In 2006, she was paid an aggregate salary and bonus of $153,000, granted options to purchase 1,800 shares of the Company’s common stock at an exercise price of $46.51 per share and awarded 1,000 shares of restricted stock. In 2005, she was paid an aggregate salary and bonus of $151,000, granted options to purchase 1,700 shares of the Company’s common stock at an exercise price of $30.59 per share and awarded 900 shares of restricted stock. Mr. Goldstein’s son-in-law is employed as a Managing Director of Lodestar, a subsidiary of The PrivateBank – Chicago. He received an aggregate salary and bonus of $235,708 in 2006 and $230,560 in 2005.

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

The Company does not enter into derivatives for purely speculative purposes. However, certain derivatives have not been designated as SFAS No. 133 hedge relationships. These derivatives include commitments to fund certain mortgage loans to be sold into the secondary market and forward commitments for the future delivery of residential mortgage loans. It is the Company’s practice to enter into forward commitments for the future delivery of fixed rate residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates on its commitments to fund the loans as well as on its portfolio of mortgage loans held-for-sale. At December 31, 2006, the Company had approximately $5.6 million of interest rate lock commitments and

PRIVATEBANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$13.8 million of forward commitments for the future delivery of residential mortgage loans. The fair values were estimated based on changes in mortgage rates from the date of the commitments.

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

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments, assuming that the amounts are fully advanced and that collateral or other security is of no value. The banks use the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. At December 31, 2006 and 2005, the banks had the following categories of credit-related financial instruments:

	2006	2005
	(in thousands)
Commitments to extend credit	$1,205,788	$987,466
Standby letters of credit	82,856	81,855

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

PRIVATEBANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table summarizes the maturity of standby letters of credit and commitments to extend credit:

	Expiring in:
	Total	2007	2008-2009	2010-2011	2012+
			(in thousands)
Standby letters of credit	$82,856	$78,167	$4,472	$142	$75
Commitments to extend credit	1,205,788	743,139	308,419	61,653	92,577

Total	$1,288,644	$821,306	$312,891	$61,795	$92,652

In addition, at December 31, 2006, the Company had approximately $5.6 million in commitments to fund residential mortgage loans to be sold into the secondary market. These lending commitments are also considered derivatives instruments under the guidelines of SFAS No. 133. The Company also enters into forward contracts for the future delivery of residential mortgage loans at specified interest rates to reduce the interest rate risk associated with commitments to fund loans as well as mortgage loans held for sale. These contracts are also considered derivative instruments under SFAS No. 133 and totaled approximately $13.8 million as of December 31, 2005.

NOTE 14—ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

The following presents the carrying value and estimated fair value of the various classes of financial instruments held by the Company and its subsidiaries at December 31, 2006 and 2005. This information is presented solely for compliance with SFAS No. 107 “Disclosures about Fair Value of Financial Instruments,” and is subject to change over time based on a variety of factors. Because no active market exists for a significant portion of the financial instruments presented below and the inherent imprecision involved in the estimation process, management does not believe the information presented reflects the amounts that would be received if the Company’s assets and liabilities were sold nor does it represent the fair value of the Company as an entity.

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

PRIVATEBANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2006		December 31, 2005
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(In thousands)
Assets—
Cash and cash equivalents	$79,397	$79,397	$61,869	$61,869
Securities	496,782	496,782	695,151	695,151
Loans held for sale	14,515	14,515	5,269	5,269
Net loans	3,461,919	3,443,768	2,578,679	2,564,185
Accrued interest receivable	23,490	23,490	16,642	16,642
Interest rate swap	—	—	576	576
Bank owned life insurance	42,474	42,474	40,860	40,860
Liabilities—
Deposits with no stated maturity	2,028,092	1,919,822	1,657,765	1,657,765
Time deposits	1,522,921	1,516,792	1,165,617	1,154,532

Total deposits	$3,551,013	$3,436,614	$2,823,382	$2,812,297
Accrued interest payable	16,071	16,071	8,767	8,767
Funds borrowed	281,733	280,755	296,980	294,948
Trust preferred securities	98,000	95,812	98,000	99,813

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

PRIVATEBANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NOTE 15—REGULATORY REQUIREMENTS

The banks are subject to federal and state laws, which restrict the payment of dividends to the Company. Based on these restrictions, at January 1, 2007, The PrivateBank – Chicago could have declared $100,474,015 in dividends without requesting approval of the applicable federal or state regulatory agency. As of January 1, 2007, The PrivateBank – St. Louis could have declared $9,771,248 in dividends without requesting approval of the applicable federal or state regulatory agency. As of January 1, 2007, The PrivateBank – Michigan could have declared $7,950,117 in dividends without requesting approval of the applicable federal or state regulatory agency. The PrivateBank – Georgia could have declared $148,295 in dividends without requesting approval of the applicable federal or state regulatory agency as of January 1, 2007.

The PrivateBank – Chicago is required to maintain non-interest-bearing cash balances with the Federal Reserve based on the types and amounts of deposits held. During 2006 and 2005, the average balances maintained to meet the requirement were $25,000.

The Company and the banks are subject to various regulatory capital requirements as established by the applicable federal or state banking regulatory authorities. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the banks must meet specific capital guidelines that involve quantitative measures of the banks’ assets, liabilities and certain off-balance sheet items. The quantitative measures for capital adequacy require the Company and the banks to maintain minimum amounts and ratios of total and Tier 1 capital to risk weighted assets and of Tier 1 capital to average assets (leverage). The Company’s and the banks’ capital components, classification, risk weightings and other factors are also subject to qualitative judgments by regulators. Failure to meet minimum capital requirements can initiate certain actions by regulators that, if undertaken, could have a material effect on the Company’s financial statements. Prompt corrective

PRIVATEBANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

action provisions are not applicable to bank holding companies. Management believes that as of December 31, 2006, the Company and the banks meet all minimum capital adequacy requirements to which they are subject. To be categorized as well capitalized, an institution must maintain ratios as set forth in the following table. Management believes that no events or changes in conditions have occurred subsequent to such notification to change the bank’s category.

The following table presents selected capital information for the Company (Consolidated), The PrivateBank – Chicago and The PrivateBank – St. Louis as of December 31, 2006 and 2005 (dollars in thousands):

					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2006—
Total risk-based capital—
Consolidated	$366,870	10.27%	$285,766	8.00%	$357,207	10.00%
The PrivateBank – Chicago	263,664	10.73	196,576	8.00	245,720	10.00
The PrivateBank – St. Louis	49,580	11.51	34,450	8.00	43,062	10.00
The PrivateBank – Michigan	51,390	10.99	37,419	8.00	46,774	10.00
The PrivateBank – Georgia	25,293	11.62	17,417	8.00	21,771	10.00
Tier 1 risk-based capital—
Consolidated	$287,889	8.06	$142,883	4.00	$214,324	6.00
The PrivateBank – Chicago	238,268	9.70	98,288	4.00	147,432	6.00
The PrivateBank – St. Louis	44,752	10.39	17,225	4.00	25,837	6.00
The PrivateBank – Michigan	46,262	9.89	18,710	4.00	28,064	6.00
The PrivateBank – Georgia	22,575	10.37	8,709	4.00	13,063	6.00
Tier 1 (leverage) capital—
Consolidated	$287,889	7.51	$153,353	4.00	$191,691	5.00
The PrivateBank – Chicago	238,268	8.45	112,723	4.00	140,904	5.00
The PrivateBank – St. Louis	44,752	9.07	19,744	4.00	24,680	5.00
The PrivateBank – Michigan	46,262	8.79	21,043	4.00	26,304	5.00
The PrivateBank – Georgia	22,575	10.50	8,596	4.00	10,745	5.00
As of December 31, 2005—
Total risk-based capital—
Consolidated	$294,894	10.65%	$221,577	8.00%	$276,971	10.00%
The PrivateBank – Chicago	212,377	10.39	163,474	8.00	204,342	10.00
The PrivateBank – St. Louis	38,649	10.79	28,657	8.00	35,821	10.00
The PrivateBank – Michigan	39,588	10.89	29,082	8.00	36,353	10.00
Tier 1 risk-based capital—
Consolidated	$238,552	8.61	$110,788	4.00	$166,183	6.00
The PrivateBank – Chicago	191,089	9.35	81,737	4.00	122,605	6.00
The PrivateBank – St. Louis	34,845	9.73	14,328	4.00	21,493	6.00
The PrivateBank – Michigan	35,292	9.71	14,541	4.00	21,812	6.00
Tier 1 (leverage) capital—
Consolidated	$238,552	7.18	$132,860	4.00	$166,110	5.00
The PrivateBank – Chicago	191,089	7.47	102,384	4.00	127,981	5.00
The PrivateBank – St. Louis	34,845	9.81	14,205	4.00	17,756	5.00
The PrivateBank – Michigan	35,292	8.66	16,295	4.00	20,369	5.00

PRIVATEBANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 16—CONTINGENT LIABILITIES

Because of the nature of its activities, the Company is from time to time involved in legal actions that arise in the normal course of business. In the judgment of management, after consultation with legal counsel, none of the litigation to which the Company or its subsidiaries is a defendant is expected to have a material effect, either individually or in the aggregate, on the consolidated balance sheet, results of operations or cash flows of the Company.

NOTE 17—PRIVATEBANCORP, INC. (PARENT COMPANY ONLY) CONDENSED FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS (Parent Company Only)
As of December 31, 2006 and 2005

	2006	2005
	(in thousands)
Assets
Cash and due from banks—bank subsidiaries	$3,091	$5,425
Investment in bank subsidiaries	474,017	339,346
Other assets	9,657	10,600

Total assets	$486,765	$355,371

Liabilities and Stockholders’ Equity
Funds borrowed	$85,250	$13,250
Trust preferred securities	101,033	99,795
Other liabilities	3,358	3,697

Total liabilities	189,641	116,742

Stockholders’ equity	297,124	238,629

Total liabilities and stockholders’ equity	$486,765	$355,371

PRIVATEBANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED STATEMENTS OF INCOME (Parent Company Only)
For the Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
	(in thousands)
Operating income:
Interest income	$11	$230	$343
Interest expense	1,957	4,360	1,957

Net interest expense	(1,946)	(4,130)	(1,614)

Non interest income:
Other income	285	200	200

Operating expense:
Share based payment expense	5,725	5,926	3,593
Other	9,917	3,526	3,223

Total	15,642	9,452	6,816

Loss before income taxes and equity in undistributed net income of bank subsidiaries	(17,303)	(13,382)	(8,230)
Income tax benefit	(5,545)	(3,888)	(2,855)

Loss before equity in undistributed net income of bank subsidiaries	(11,758)	(9,494)	(5,375)

Equity in undistributed net income of bank and nonbank subsidiaries	49,604	40,408	30,708

Net income	$37,846	$30,914	$25,333

The Parent Company Only Statements of Changes in Stockholders’ Equity are the
same as the Consolidated Statements of Changes in Stockholders’ Equity.

PRIVATEBANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED STATEMENTS OF CASH FLOWS (Parent Company Only)
For the Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
		(in thousands)
Cash flows from operating activities:
Net income	$37,846	$30,914	$25,333
Adjustments to reconcile net income to net cash used in operating activities—
Equity in net income of bank subsidiaries	(49,604)	(40,408)	(30,708)
Deferred compensation expense	2,339	1,945	1,075
Stock option expense	2,005	2,757	2,518
Decrease (increase) in other assets	(1,341)	(261)	(2,486)
(Decrease) increase in other liabilities	2,410	(623)	(592)
Other, net	(6,725)	(22,159)	(1,842)

Total adjustments	(50,916)	(58,749)	(32,035)

Net cash used in operating activities	(13,070)	(27,835)	(6,702)

Cash flows from investing activities:
Net capital investments in bank subsidiaries	(54,000)	(38,350)	(2,500)
Repayment of investment in subsidiaries	17,027	—	—
Acquisition of Corley Financial	—	—	(475)
Acquisition of The PrivateBank – Michigan	—	(48,483)	—
Acquisition of The PrivateBank – Georgia	20,438	—	—

Net cash used in investing activities	(57,411)	(86,833)	(2,975)
Cash flows from financing activities:
Funds borrowed	72,000	127,645	—
Repayment of funds borrowed	—	(34,600)	—
Proceeds from exercise of stock options	2,336	13,203	6,672
Acquisition of treasury stock	(2,526)	(521)	(2,207)
Excess tax benefit	1,439	1,166	2,565
Dividends paid	(5,102)	(3,726)	(2,424)

Net cash provided by financing activities	68,147	103,167	4,606

Net (decrease) increase in cash and cash equivalents	(2,334)	(11,501)	(5,071)
Cash and cash equivalents at beginning of year	5,425	16,926	21,997

Cash and cash equivalents at end of year	$3,091	$5,425	$16,926

Cash paid during the year for:
Interest	$7,916	$3,371	$1,949
Income taxes	$30,534	$21,263	$3,800

PRIVATEBANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 18—CAPITAL TRANSACTIONS

During 2006 and 2005, the Company repurchased 66,997 and 12,928 shares, respectively, of its common stock in connection with the satisfaction of stock option exercises and minimum federal withholding tax requirements on the exercise of stock options and vesting of restricted stock and shares repurchased in the open market.

NOTE 19—ADOPTION OF SEC STAFF ACCOUNTING BULLETIN NO. 108 (“SAB 108”)

The Company adopted SAB 108 in the fourth quarter of 2006. In accordance with SAB 108, the Company decreased its January 1, 2006 retained earnings by $2.5 million, which decreased stockholders’ equity to $236.1 million from $238.6 million at that date. This $2.5 million adjustment was the result of computational errors in the tax provision from 1996 to 2005. Deferred tax assets decreased approximately $1.9 million due to errors in the Company’s modified retrospective adoption of SFAS No. 123(R). Current taxes payable increased $637,000 due to computational errors that arose prior to the adoption of SFAS No. 123(R). These errors caused an immaterial understatement of tax expense in each of the years from 1996 to 2005, but the cumulative effect of these errors was material to 2006. In evaluating materiality and determining the appropriateness of applying SAB 108 to these errors, the Company considered materiality both qualitatively and quantitatively as proscribed by the SEC’s Staff Accounting Bulletin No. 99 (“SAB 99”). Evaluation of materiality requires the Company to consider all the relevant circumstances including qualitative factors which may cause misstatements of quantitatively small amounts to be material.

PRIVATEBANCORP, INC. AND SUBSIDIARIES

SUPPLEMENTAL FINANCIAL DATA
Selected Quarterly Financial Data (unaudited)

The following are the consolidated results of operations on a quarterly basis:

	2006				2005
	Fourth	Third	Second	First	Fourth	Third	Second	First
			(in thousands except ratios and per share data)
Summary Income Statement

Interest Income

Loans, including fees	$64,418	$60,361	$55,127	$48,910	$45,244	$39,580	$29,198	$25,591
Federal funds sold and interest-bearing deposits	320	116	199	87	207	166	93	34
Securities	5,227	6,320	7,734	8,302	8,585	9,093	9,428	9,213

Total interest income	69,965	66,797	63,060	57,299	54,036	48,839	38,719	34,838
Interest expense	40,168	36,757	33,198	29,524	26,319	22,575	16,927	14,211

Net interest income	29,797	30,040	29,862	27,775	27,717	26,264	21,792	20,627
Provision for loan loss	707	1,494	2,382	2,253	1,690	2,046	1,900	902

Net interest income after provision for loan loss	29,090	28,546	27,480	25,522	26,027	24,218	19,892	19,725

Non-Interest income

Banking, wealth management services and other income	5,594	5,632	7224	5,022	4,916	5,076	4,311	3,805
Securities (losses) gains, net	(1)	1,212	(1,007)	(578)	(192)	(249)	1,045	(105)
Gains (losses) on swap	—	(904)	413	555	252	644	(972)	479

Total non-interest income	5,593	5,940	6,630	4,999	4,976	5,471	4,384	4,179

Non-Interest expense

Salaries and employee benefits	12,205	10,864	10,325	10,536	10,677	10,011	8,212	7,410
Amortization of intangibles	169	152	153	154	156	156	57	42
Occupancy expense	2,733	2,639	2,214	2,169	2,012	1,963	1,804	1,738
Other non-interest expense	7,456	6,356	6,242	4,699	5,989	5,029	3,762	3,667

Total non-interest expense	22,563	20,011	18,934	17,558	18,834	17,159	13,835	12,857

Minority interest expense	82	85	86	77	76	82	73	76
Income before income taxes	12,038	14,390	15,090	12,886	12,093	12,448	10,368	10,971
Provision for income taxes	2,986	4,596	5,077	3,899	3,851	4,542	3,154	3,420

Net income	$9,052	$9,794	$10,013	$8,987	$8,242	$7,906	$7,214	$7,551

Key Statistics

Diluted earnings per share	0.42	0.46	0.47	0.42	0.39	0.37	0.34	0.36
Basic earnings per share	0.43	0.48	0.48	0.44	0.40	0.39	0.36	0.38
Return on average total assets	0.91%	1.04%	1.10%	1.03%	0.97%	0.97%	1.07%	1.20%
Return on average total equity	13.61%	15.43%	16.65%	15.40%	14.44%	14.01%	13.90%	15.08%
Fee income to total revenue	15.81%	15.79%	19.48%	15.32%	15.07%	16.20%	16.51%	15.57%
Net interest margin	3.25%	3.47%	3.55%	3.45%	3.55%	3.53%	3.53%	3.57%
Yield on average earning assets	7.49%	7.59%	7.39%	7.00%	6.79%	6.44%	6.16%	5.93%
Cost of average paying liabilities	4.73%	4.62%	4.29%	3.96%	3.64%	3.26%	2.99%	2.68%
Efficiency ratio (TEA)	61.9%	53.9%	50.3%	51.7%	55.7%	52.2%	50.7%	49.6%

Common Stock Information

Book value per share	$13.83	$12.73	$12.08	$11.72	$11.64	$11.26	$10.92	$10.14
Dividends paid per share	0.060	0.060	0.060	0.060	0.045	0.045	0.045	0.045
Outstanding shares at end of period	21,481,250	20,842,083	20,769,859	20,729,339	20,491,934	20,490,119	20,435,869	20,467,143

PRIVATEBANCORP, INC. AND SUBSIDIARIES

SUPPLEMENTAL FINANCIAL DATA
Selected Quarterly Financial Data (unaudited)

	2006				2005
	Fourth	Third	Second	First	Fourth	Third	Second	First
	(in thousands except ratios and per share data)
Number of Shares Used to Compute:

Basic earnings per share	20,882,759	20,581,504	20,659,566	20,561,694	20,427,363	20,408,238	20,065,931	19,973,853
Diluted earnings per share	21,637,210	21,440,343	21,523,387	21,424,810	21,410,469	21,373,287	20,971,907	20,998,095

Capital ratios

Total equity to total assets	6.97%	6.85%	6.87%	6.62%	6.82%	6.91%	6.94%	7.78%
Total risk-based capital ratio	10.27%	10.62%	10.56%	10.41%	10.65%	10.25%	10.75%	11.22%
Tier-1 risk-based capital ratio	8.06%	8.53%	8.52%	8.44%	8.61%	8.79%	9.32%	10.18%
Leverage ratio	7.51%	7.26%	7.33%	7.17%	7.18%	7.16%	8.06%	7.71%

Selected financial condition
Data (at end of period)

Total securities	$496,782	$458,869	$499,801	$682,355	$695,151	$720,055	$769,218	$764,917
Total loans	3,499,988	3,136,634	2,956,026	2,786,075	2,608,067	2,421,725	2,192,542	1,729,882
Total assets	4,261,391	3,874,560	3,649,234	3,668,885	3,497,308	3,328,696	3,205,425	2,604,674
Total deposits	3,551,013	3,238,822	3,125,774	2,939,502	2,823,382	2,572,234	2,407,341	2,003,239
Funds borrowed	281,733	235,858	133,163	351,523	296,980	417,664	464,799	340,737
Total stockholders’ equity	297,124	265,227	250,800	242,862	238,629	230,803	223,259	203,357

Credit quality

Non-performing assets:
Loans delinquent over 90 days	5,137	1,260	1,262	1,080	280	744	2,026	1,335
Nonaccrual loans	3,770	588	1,721	3,228	663	472	1,212	1,448
Other real estate	1,101	480	203	235	393	211	413	—

Total non-performing assets	$10,008	$2,328	$3,186	$4,543	$1,336	$1,427	$3,651	$2,783

Loans charged-off	86	308	466	165	188	19	328	3
Recoveries	(37)	(17)	(77)	(21)	(2)	(705)	(18)	(63)

Net charge-offs (recoveries)	$49	$291	$389	$144	$186	$(686)	$310	$(60)

Provision for loan losses	$707	$1,494	$2,382	$2,253	$1,690	$2,046	$1,900	$902

Key Ratios:

Net charge-offs to average loans	0.01%	0.04%	0.05%	0.02%	0.03%	−0.12%	0.07%	−0.01%
Total non-performing loans to total loans	0.25%	0.06%	0.10%	0.15%	0.04%	0.05%	0.15%	0.16%
Total non-performing assets to total assets	0.23%	0.06%	0.09%	0.12%	0.04%	0.04%	0.11%	0.11%

Loan Loss Reserve Summary:

Balance at beginning of period	$37,411	$33,490	$31,497	$29,388	$27,884	$25,152	$23,562	$18,986
Provision	707	1,494	2,382	2,253	1,690	2,046	1,900	902
Net charge-offs (recoveries)	49	291	389	144	186	(686)	310	(60)

Ending allowance for loan losses	$38,069	$34,693	$33,490	$31,497	$29,388	$27,884	$25,152	$19,948

Net loan charge-offs (recoveries):

Commercial real estate	$—	$—	$250	$—	$—	$—	$—	$—
Residential real estate	—	—	—	—	—	—	—	—
Commercial	29	298	180	121	—	(115)	270	(60)
Personal	20	(7)	(41)	23	186	(571)	40	0
Home equity	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—

Total net loan charge-offs (recoveries)	$49	$291	$389	$144	$186	$(686)	$310	$(60)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIVATEBANCORP, INC.

By:	/s/ Ralph B. Mandell
Ralph B. Mandell,
Chairman, President and Chief
Executive Officer

Date: February 23, 2007

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

Signature	Title	Date

/s/ Ralph B. Mandell Ralph B. Mandell	Chairman, President, Chief Executive Officer and Director	February 23, 2007

/s/ Dennis L. Klaeser Dennis L. Klaeser	Chief Financial Officer	February 23, 2007

/s/ Donald L. Beal Donald L. Beal	Director	February 23, 2007

/s/ William A. Castellano William A. Castellano	Director	February 23, 2007

/s/ Robert F. Coleman Robert F. Coleman	Director	February 23, 2007

/s/ Patrick F. Daly Patrick F. Daly	Director	February 23, 2007

/s/ William A. Goldstein William A. Goldstein	Director	February 23, 2007

/s/ James M. Guyette James M. Guyette	Director	February 23, 2007

/s/ Richard C. Jensen Richard C. Jensen	Director	February 23, 2007

/s/ Philip M. Kayman Philip M. Kayman	Director	February 23, 2007

/s/ Cheryl Mayberry McKissack Cheryl Mayberry McKissack	Director	February 23, 2007

/s/ Thomas F. Meagher Thomas F. Meagher	Director	February 23, 2007

Signature	Title	Date

/s/ William J. Podl William J. Podl	Director	February 23, 2007

/s/ Edward W. Rabin Edward W. Rabin	Director	February 23, 2007

/s/ William R. Rybak William R. Rybak	Director	February 23, 2007

/s/ Alejandro Silva Alejandro Silva	Director	February 23, 2007

/s/ John B. Williams John B. Williams	Director	February 23, 2007

EXHIBIT INDEX

EXHIBIT
NO.	DESCRIPTION OF EXHIBITS

2.1	Agreement and Plan of Merger by and among PrivateBancorp, Inc., BHB Acquisition Corp., and Bloomfield Hills Bancorp. Inc., dated as of April 14, 2005 (filed as an exhibit to the Company’s Form 8-K filed on April 15, 2005 (File No. 000-25887) and incorporated herein by reference).
2.2	Agreement and Plan of Merger by and among PrivateBancorp, Inc. and Piedmont Bancshares, Inc., dated as of August 2, 2006 (filed as an exhibit to the Company’s Form 8-K filed on August 3, 2006 (File No. 000-25887) and incorporated herein by reference).
3.1	Certificate of amendment of the Amended and Restated Certificate of Incorporation of PrivateBancorp, Inc., as amended (filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2004 (File No. 000-25887) and incorporated herein by reference).
3.2	Amended and Restated Certificate of Incorporation of PrivateBancorp, Inc., as amended (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003 (File No. 000-25887) and incorporated herein by reference).
3.3	Amended and Restated By-laws of PrivateBancorp, Inc., as amended (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003 (File No. 000-25887) and incorporated herein by reference).
4.1	Certain instruments defining the rights of the holders of long-term debt of the Company and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis, have not been filed as exhibits. The Company hereby agrees to furnish a copy of any of these agreements to the SEC upon request.
10.1	Lease Agreement for banking facility located at 517 Green Bay Road, Wilmette, Illinois dated as of May 2, 1994 by and between Gunnar H. Hedlund, Doris S. Hedlund, Robert P. Hedlund and Gerald A. Hedlund, LaSalle National Trust, N.A., as successor trustee to LaSalle National Bank, not personally but solely as Trustee under Trust Agreement dated December 28, 1972 and known as Trust No. 45197 and The PrivateBank and Trust Company (filed as an exhibit to the Company’s Form S-1 Registration Statement (File No. 333-77147) and incorporated herein by reference).
10.2	Sublease Agreement for banking facility located at 1401 South Brentwood Blvd., St. Louis, Missouri, dated as of December 13, 1999, by and between Union Planters Bank, National Association, St. Louis Brentwood Associates, L.P. and PrivateBancorp, Inc. (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 000-25887) and incorporated herein by reference).
10.3	Lease Agreement dated August 31, 1995 between 208 South LaSalle Associates, L.P. and Lodestar Financial Services, Inc. (filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 000-25887) and incorporated herein by reference).
10.4	First Amendment to lease dated February 15, 2000 between LaSalle-Adams, L.L.C. and Lodestar Financial Services, Inc. (filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 000-25887) and incorporated herein by reference).
10.5	Second Amendment to lease dated August 12, 2002 between LaSalle-Adams, L.L.C. and Lodestar Investment Counsel, Inc. (filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 000-25887) and incorporated herein by reference).
10.6	Lease agreement for banking facility located at 919 North Michigan Ave., Chicago, Illinois dated July 22, 2004, by and between Palmolive Building Retail LLC and The PrivateBank and Trust Company (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q on the quarter ended September 30, 2004 (File No. 000-25887) and incorporated herein by reference).

EXHIBIT
NO.	DESCRIPTION OF EXHIBITS

10.7	PrivateBancorp, Inc. Amended and Restated Stock Incentive Plan (filed as Appendix A to the Company’s Proxy Statement for its 2000 Annual Meeting of Stockholders (File No. 000-25887) and incorporated herein by reference).*
10.8	PrivateBancorp, Inc. Incentive Compensation Plan, as amended (filed as Appendix A to the Company’s Proxy Statement for its 2005 Annual Meeting of Stockholders (File No. 000-25887) and incorporated herein by reference).*
10.9	PrivateBancorp, Inc. Deferred Compensation Plan (filed as an exhibit to the Company’s Form S-8 Registration Statement (File No. 333-104807) and incorporated herein by reference).*
10.10	Employment Agreement by and between Ralph B. Mandell and PrivateBancorp, Inc. dated July 1, 2001 (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 000-25887) and incorporated herein by reference).*
10.11	Employment Agreement by and between Richard C. Jensen, PrivateBancorp, Inc. and The PrivateBank – St. Louis dated as of October 1, 2003 (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 000-25887) and incorporated herein by reference).*
10.12	Form of Indemnification Agreement by and between PrivateBancorp, Inc. and its directors and executive officers (filed as an exhibit to the Company’s Form S-1 Registration Statement (File No. 333-77147) and incorporated herein by reference).*
10.13	Amended and Restated Loan and Subordinated Debenture Purchase Agreement dated as of September 29, 2005 by and between PrivateBancorp, Inc. and LaSalle Bank National Association (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (File No. 000-25887) and incorporated herein by reference).
10.14	First Amendment to Amended and Restated Loan and Subordinated Debenture Purchase Agreement dated December 12, 2006.(1)
10.15	Employment Agreement by and among William Goldstein and Lodestar Investment Counsel LLC, dated as of December 30, 2002 (filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 000-25887) and incorporated herein by reference).*
10.16	Employment Agreement by and among Dennis Klaeser and PrivateBancorp, Inc. dated October 1, 2003 (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 000-25887) and incorporated herein by reference).*
10.17	Employment Agreement by and among Hugh H. McLean, PrivateBancorp, Inc. and The PrivateBank and Trust Company dated October 1, 2003 (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 000-25887) and incorporated herein by reference).*
10.18	Employment Agreement by and among Gary S. Collins, PrivateBancorp, Inc. and The PrivateBank and Trust Company dated as of October 1, 2003 (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 000-25887) and incorporated herein by reference).*
10.19	Form of Incentive Stock Option Agreement pursuant to the PrivateBancorp, Inc. Incentive Compensation Plan (filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 000-25887) and incorporated herein by reference).*
10.20	Form of Director Stock Option Agreement pursuant to the PrivateBancorp, Inc. Incentive Compensation Plan (filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 000-25887) and incorporated herein by reference).*

EXHIBIT
NO.	DESCRIPTION OF EXHIBITS

10.21	Form of Non-qualified Stock Option Agreement pursuant to the PrivateBancorp, Inc. Incentive Compensation Plan (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 000-25887) and incorporated herein by reference).*
10.22	Form of Restricted Stock Award Agreement pursuant to the PrivateBancorp, Inc. Incentive Compensation Plan (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 000-25887) and incorporated herein by reference).*
10.23	Employment Agreement by and among Wallace L. Head and PrivateBancorp, Inc. dated as of April 6, 2005 (filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 000-25887) and incorporated herein by reference).*
10.24	Employment Agreement by and among James A. Ruckstaetter, PrivateBancorp, Inc. and The PrivateBank and Trust Company dated as of April 6, 2005 (filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 000-25887) and incorporated herein by reference).*
10.25	Employment Agreement by and among Jay B. Williams and PrivateBancorp, Inc. dated as of April 6, 2005 (filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 000-25887) and incorporated herein by reference).*
10.26	Employment Agreement by and among David Provost and PrivateBancorp, Inc. dated as of June 20, 2005 (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 000-25887) and incorporated herein by reference).*
21.1	Subsidiaries of the Registrant.(1)
23.1	Consent of Ernst & Young LLP.(1)
24.1	Powers of Attorney (set forth on signature page).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)

(1)	Filed herewith.
*	Indicates management contracts or compensatory plans or arrangements required to be filed as an exhibit.