Form 10-Q
period 2007-05-10
PRIVATEBANCORP, INC
filed 2007-05-10
CIK 889936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
࿶ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Indicate by checkmark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ࿶

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☒ Accelerated filer ࿶ Non-accelerated filer ࿶

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes࿶ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 1, 2007
Common, no par value	22,067,557

PRIVATEBANCORP, INC.

FORM 10-Q Quarterly Report

SELECTED FINANCIAL DATA

The following table summarizes certain selected unaudited consolidated financial information of PrivateBancorp, Inc. at or for the periods indicated. This information should be read in conjunction with the unaudited consolidated financial statements and related notes included pursuant to Item 1 of this report.

	Quarter Ended
	03/31/07	12/31/06 (1)	09/30/06	06/30/06	03/31/06
	(dollars in thousands, except per share data)
Selected Statement of Income Data:
Interest income:
Loans, including fees	$68,886	$64,418	$60,361	$55,127	$48,910
Securities	5,937	5,274	6,367	7,781	8,351
Federal funds sold and interest-bearing deposits	238	320	116	199	87
Total interest income	75,061	70,012	66,844	63,107	57,348
Interest expense:
Interest-bearing demand deposits	596	570	569	364	241
Savings and money market deposit accounts	17,062	16,142	14,499	13,089	11,463
Brokered deposits and other time deposits	19,777	19,062	17,736	15,828	12,848
Funds borrowed	4,084	2,840	2,398	2,387	3,468
Trust preferred securities	1,567	1,601	1,602	1,577	1,553
Total interest expense	43,086	40,215	36,804	33,245	29,573
Net interest income	31,975	29,797	30,040	29,862	27,775
Provision for loan losses	1,406	707	1,494	2,382	2,253
Net interest income after provision for loan losses	30,569	29,090	28,546	27,480	25,522
Non-interest income:
Wealth management income	3,826	3,615	3,477	3,603	3,160
Mortgage banking income	1,314	807	804	1,005	724
Other income	1,126	1,172	1,351	2,616	1,138
Securities gains (losses), net	79	(1)	1,212	(1,007)	(578)
(Gains) losses on interest rate swap	--	--	(904)	413	555
Total non-interest income	6,345	5,593	5,940	6,630	4,999
Non-interest expense:
Salaries and employee benefits	13,729	12,205	10,864	10,325	10,536
Occupancy expense	2,790	2,733	2,639	2,214	2,169
Professional fees	1,715	1,976	1,866	1,955	1,016
Wealth management fees	782	686	774	799	406
Marketing	1,289	1,137	1,159	1,083	913
Data processing	901	999	788	764	766
Insurance	352	337	349	323	310
Amortization of intangibles	243	169	152	153	154
Other operating expenses	1,564	2,321	1,420	1,318	1,288
Total non-interest expense	23,365	22,563	20,011	18,934	17,558
Minority interest expense	90	82	85	86	77
Income before income taxes	13,459	12,038	14,390	15,090	12,886
Income tax expense	4,423	2,986	4,596	5,077	3,899
Net income	$ 9,036	$ 9,052	$ 9,794	$10,013	$ 8,987
Per Share Data:
Basic earnings	$0.42	$0.43	$0.48	$0.48	$0.44
Diluted earnings	0.41	0.42	0.46	0.47	0.42
Dividends	0.075	0.060	0.060	0.060	0.060
Book value (at end of period)	13.92	13.83	12.73	12.08	11.72

Footnotes begin on page 4.

	Quarter Ended
	03/31/07	12/31/06 (1)	09/30/06	06/30/06	03/31/06
Selected Financial Data (at end of period):
Total securities(2)	$ 482,024	$ 496,782	$ 458,869	$ 499,801	$ 682,355
Total loans	3,581,398	3,499,988	3,136,634	2,956,026	2,786,075
Total assets	4,343,872	4,264,424	3,877,593	3,652,267	3,671,918
Total deposits	3,582,821	3,551,013	3,238,822	3,125,774	2,939,502
Funds borrowed	334,128	281,733	235,858	133,163	351,523
Trust preferred securities	101,033	101,033	101,033	101,033	101,033
Total stockholders’ equity	299,672	297,124	265,227	250,800	242,862
Wealth management assets under management	2,952,227	2,902,205	2,780,121	2,686,255	2,716,599
Selected Financial Ratios and Other Data:
Performance Ratios:
Net interest margin(3)(9)	3.26%	3.25%	3.47%	3.55%	3.45%
Net interest spread(4)	2.84	2.77	2.97	3.09	3.05
Non-interest income to average assets	0.60	0.56	0.63	0.73	0.57
Non-interest expense to average assets	2.22	2.27	2.13	2.08	2.01
Net overhead ratio(5)	1.62	1.71	1.50	1.35	1.44
Efficiency ratio(6), (9)	59.3	61.9	53.9	50.3	51.7
Return on average assets(7)	0.86	0.91	1.04	1.10	1.03
Return on average equity(8)	12.37	13.61	15.43	16.65	15.40
Fee income to total revenue(10)	16.39	15.81	15.79	19.48	15.32
Dividend payout ratio	18.50	14.44	12.96	12.65	14.06
Asset Quality Ratios:
Non-performing loans to total loans	0.28%	0.25%	0.06%	0.10%	0.15%
Allowance for loan losses to:
total loans	1.09	1.09	1.11	1.13	1.13
Non-performing loans	263	380	1,490	1,051	693
Net charge-offs (recoveries) to average total loans	0.07	0.01	0.04	0.05	0.02
Non-performing assets to total assets	0.34	0.23	0.06	0.09	0.12
Non-accrual loans to total loans	0.13	0.11	0.02	0.06	0.12
Balance Sheet Ratios:
Loans to deposits	100.0%	98.6%	96.8%	94.6%	94.8%
Average interest-earning assets to average interest-bearing liabilities	109.8	111.3	112.2	111.9	111.2
Capital Ratios:
Total equity to total assets	6.90%	6.97%	6.84%	6.87%	6.61%
Total risk-based capital ratio	10.45	10.36	10.71	10.66	10.51
Tier 1 risk-based capital ratio	7.93	8.06	8.53	8.52	8.44
Leverage ratio	6.95	7.51	7.26	7.33	7.16

(1)	Financial results for 2006 include the impact of The PrivateBank - Georgia as of the date of acquisition, December 13, 2006.
(2)	For all periods, the entire securities portfolio was classified as “Available for Sale.”
(3)	Net interest income, on a tax-equivalent basis, divided by average interest-earning assets.
(4)	Tax equivalent yield on average interest-earning assets less rate on average interest-bearing liabilities.
(5)	Non-interest expense less non-interest income divided by average total assets.
(6)	Non-interest expense divided by the sum of net interest income, on a tax equivalent basis, plus non-interest income.
(7)	Net income divided by average total assets.
(8)	Net income divided by average common equity.

(Footnotes continued on next page.)

(9)
GAAP reported net interest income is adjusted by the tax equivalent adjustment (assuming a 35% tax rate) to account for the tax attributes on federally tax exempt municipal securities. For GAAP purposes, tax benefits associated with federally tax-exempt municipal securities are recorded as a benefit in income tax expense. The following table reconciles reported net interest income to net interest income on a tax equivalent basis for the periods presented:

Reconciliation of net interest income to net interest income on a tax equivalent basis
	1Q07	4Q06	3Q06	2Q06	1Q06
Net interest income	$31,975	$29,797	$30,040	$29,862	$27,775
Tax equivalent adjustment to net interest income	1,073	1,058	1,166	1,173	1,174
Net interest income, tax equivalent basis	$33,048	$30,855	$31,206	$31,035	$28,949

(10)	Wealth management, mortgage banking and other income as a percentage of the sum of net interest income and wealth management, mortgage banking and other income.

Part I

Item 1. Financial Statements

PRIVATEBANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31, 2007	December 31, 2006	March 31, 2006
	(unaudited)		(unaudited)
Assets
Cash and due from banks	$ 73,736	$ 42,428	$ 42,827
Federal funds sold and other short-term investments	17,535	36,969	9,613
Total cash and cash equivalents	91,271	79,397	52,440
Loans held for sale	14,928	14,515	9,747
Available-for-sale securities, at fair value	482,024	496,782	682,355
Loans, net of unearned discount	3,581,398	3,499,988	2,786,075
Allowance for loan losses	(38,893)	(38,069)	(31,497)
Net loans	3,542,505	3,461,919	2,754,578
Goodwill	93,043	93,043	63,176
Premises and equipment, net	21,674	21,413	15,146
Accrued interest receivable	22,316	23,490	18,162
Other assets	76,111	73,865	76,314
Total assets	$4,343,872	$4,264,424	$3,671,918
Liabilities and Stockholders’ Equity
Demand deposits:
Non-interest-bearing	$ 312,648	$ 300,689	$ 240,961
Interest-bearing	144,812	152,323	142,734
Savings and money market deposit accounts	1,485,783	1,575,080	1,243,501
Brokered deposits	631,689	589,321	704,586
Other time deposits	1,007,889	933,600	607,720
Total deposits	3,582,821	3,551,013	2,939,502
Funds borrowed	334,128	281,733	351,523
Trust preferred securities	101,033	101,033	101,033
Accrued interest payable	15,259	16,071	10,813
Other liabilities	10,959	17,450	26,185
Total liabilities	$4,044,200	$3,967,300	$3,429,056
Stockholders’ Equity
Preferred stock, 1,000,000 shares authorized	—	—	—
Common stock, without par value, $1 stated value; 39,000,000 shares authorized; 22,072,896, 22,035,050, and 21,159,339 shares issued and outstanding as of March 31, 2007, December 31, 2006 and March 31, 2006, respectively	21,531	21,481	20,729
Treasury stock	(13,068)	(5,254)	(3,724)
Additional paid-in-capital	155,729	153,487	124,594
Retained earnings	128,904	121,539	96,517
Accumulated other comprehensive income	6,576	5,871	4,746
Total stockholders’ equity	299,672	297,124	242,862
Total liabilities and stockholders’ equity	$4,343,872	$4,264,424	$3,671,918

The accompanying notes to consolidated financial statement are an integral part of these statements.

PRIVATEBANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2007	2006
Interest Income
Loans, including fees	$68,886	$48,910
Federal funds sold and interest-bearing deposits	238	87
Securities:
Taxable	3,589	5,784
Exempt from federal income taxes	2,348	2,567
Total interest income	75,061	57,348
Interest Expense
Deposits:
Interest-bearing demand	596	241
Savings and money market	17,062	11,463
Brokered and other time	19,777	12,848
Funds borrowed	4,084	3,468
Trust preferred securities	1,567	1,553
Total interest expense	43,086	29,573
Net interest income	31,975	27,775
Provision for loan losses	1,406	2,253
Net interest income after provision for loan losses	30,569	25,522
Non-interest Income
Wealth management income	3,826	3,160
Mortgage banking income	1,314	724
Other income	1,126	1,138
Securities gains (losses), net	79	(578)
Losses on interest rate swap	--	555
Total non-interest income	6,345	4,999
Non-interest Expense
Salaries and employee benefits	13,729	10,536
Occupancy expense, net	2,790	2,169
Professional fees	1,715	1,016
Wealth management fees	782	406
Marketing	1,289	913
Data processing	901	766
Postage, telephone & delivery	403	373
Insurance	352	310
Amortization of intangibles	243	154
Other non-interest expense	1,161	915
Total non-interest expense	23,365	17,558
Minority interest expense	90	77
Income before income taxes	13,459	12,886
Income tax provision	4,423	3,899
Net income	$9,036	$8,987
Basic earnings per share	$0.42	$0.44
Diluted earnings per share	$0.41	$0.42

The accompanying notes to consolidated financial statement are an integral part of these statements.

PRIVATEBANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (UNAUDITED)
(In thousands, except per share data)

	Common Stock	Treasury Stock	Additional paid-in-capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance, January 1, 2006	20,492	(2,728)	122,157	88,794	7,434	236,149
Net income	—	—	—	8,987	—	8,987
Net decrease in fair value of securities classified as available-for-sale, net of income taxes and reclassification adjustments	—	—	—	—	(2,688)	(2,688)
Total comprehensive income	—	—	—	8,987	(2,688)	6,299
Cash dividends declared ($0.060 per share)	—	—	—	(1,264)	—	(1,264)
Issuance of common stock	185	—	480	—	—	665
Acquisition of treasury stock	52	(996)	437	—	—	(507)
Share-based payment expense	—	—	957	—	—	957
Excess tax benefit from share-based payments	—	—	563	—	—	563
Balance, March 31, 2006	$ 20,729	$ (3,724)	$ 124,594	$ 96,517	$ 4,746	$ 242,862
Balance, January 1, 2007	$ 21,481	$ (5,254)	$ 153,487	$ 121,539	$ 5,871	$ 297,124
Net income	—	—	—	9,036	—	9,036
Net increase in fair value of securities classified as available-for-sale, net of income taxes and reclassification adjustments	—	—	—	—	705	705
Total comprehensive income	—	—	—	9,036	705	9,741
Cash dividends declared ($0.075 per share)	—	—	—	(1,671)	—	(1,671)
Issuance of common stock	33	—	430	—	—	463
Acquisition of treasury stock	17	(7,814)	66	—	—	(7,731)
Share-based payment expense	—	—	1,489	—	—	1,489
Excess tax benefit from share-based payments	—	—	257	—	—	257
Balance, March 31, 2007	$ 21,531	$ (13,068)	$155,729	$128,904	$6,576	$299,672

The accompanying notes to consolidated financial statement are an integral part of these statements.

PRIVATEBANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (UNAUDITED)
(In thousands)
	Three months ended March 31,
	2007	2006
Cash flows from operating activities
Net income	$ 9,036	$8,987
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	739	721
Provision for loan losses	1,406	2,253
Net (gain) loss on sale of securities	(79)	578
Gains on interest rate swap	--	(555)
Net increase in loans held for sale	(413)	(4,479)
(Decrease) Increase in deferred loan fees	(56)	456
Share-based payment expense	1,489	957
Change in minority interest	90	77
Decrease (Increase) in accrued interest receivable	1,174	(1,520)
(Decrease) Increase in accrued interest payable	(812)	2,046
Adoption of SAB 108	--	(2,480)
Increase in other assets	(2,742)	(7,250)
Decrease in other liabilities	(6,583)	(5,287)
Total adjustments	(5,787)	(14,483)
Net cash provided (used) by operating activities	3,249	(5,496)
Cash flows from investing activities
Proceeds from maturities, paydowns, and sales of available-for-sale securities	26,688	36,415
Purchase of securities available-for-sale	(10,767)	(27,777)
Net loan principal advanced	(81,834)	(178,582)
Premises and equipment expenditures	(1,001)	(4,116)
Net cash used by investing activities	(66,914)	(174,060)
Cash flows from financing activities
Net increase in total deposits	31,820	116,147
Proceeds from exercise of stock options	546	1,154
Excess tax benefit from share-based payments	257	563
Acquisition of treasury stock	(7,814)	(999)
Dividends paid	(1,671)	(1,264)
Issuance of debt	266,684	167,426
Repayment of debt	(214,283)	(112,900)
Net cash provided by financing activities	75,539	170,127
Net increase (decrease) in cash and cash equivalents	11,874	(9,429)
Cash and cash equivalents at beginning of year	79,397	61,869
Cash and cash equivalents at end of period	$ 91,271	$ 52,440

The accompanying notes to consolidated financial statement are an integral part of these statements.

PRIVATEBANCORP, INC. AND SUBSIDIARIES

NOTE 1—BASIS OF PRESENTATION

The consolidated financial information of PRIVATEBANCORP, Inc. (the “Company”) and its subsidiaries, The PrivateBank and Trust Company (the “Bank” or “The PrivateBank - Chicago”), The PrivateBank - St. Louis (which includes The PrivateBank - Kansas City (in organization), an office of The PrivateBank - St. Louis), The PrivateBank - Michigan, The PrivateBank - Wisconsin, The PrivateBank - Georgia, and The PrivateBank Mortgage Company (the “Mortgage Company”) included herein is unaudited; however, such information reflects all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation for the interim periods. The financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.

The annualized results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results expected for the full year ending December 31, 2007. The accompanying consolidated financial statements are unaudited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, or cash flows in accordance with U.S. generally accepted accounting principles. The consolidated financial statements for the period ended March 31, 2007 should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-K. For 2006, the results of operations of The PrivateBank - Georgia are included since the date of acquisition, December 13, 2006.

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

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). This interpretation prescribes a consistent recognition threshold and measurement attribute, as well as clear criteria for subsequently recognizing, derecognizing and measuring such tax positions for financial statement purposes. FIN 48 also will require expanded disclosure with respect to the uncertainty in income taxes. Adoption of FIN 48 as of January 1, 2007 did not impact the Company’s consolidated financial position or results of operations.

In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). The statement gives entities the option, at specified election dates, to measure certain financial assets and liabilities at fair value. The election may be applied to financial assets and liabilities on an instrument by instrument basis, is irrevocable, and may only be applied to entire instruments. Unrealized gains and losses on instruments for which the fair value option has been elected will be reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of the statement on its financial position, results of operations, and liquidity.

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

In February 2006, the FASB issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments,” which permits, but does not require, fair value accounting for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation in accordance with Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS No. 133”). The statement also subjects beneficial interests in securitized financial assets that were previously exempted to the requirements of SFAS No. 133. This statement is effective for fiscal years beginning after December 15, 2006. Adoption of this statement as of January 1, 2007 did not impact the Company’s consolidated financial position or results of operations.

Effective January 1, 2007, the Company adopted the Emerging Issues Task Force (“EITF”) Issue 06-5, “Accounting for Purchases of Life Insurance - Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4,” which explains how to determine the amount that can be realized from a life insurance contract. It also requires that if the contract provides for a greater surrender value if all individual policies in a group are surrendered at the same time, that the surrender value be determined based on the assumption that policies will be surrendered on an individual basis. In addition, the cash surrender value should not be discounted when contractual limitations on the ability to surrender a policy exist. EITF 06-5 also requires that fixed amounts that are recoverable by the policyholder in future periods over one year from the surrender of the policy be recognized at their present value. Adoption of EITF Issue 06-5 as of January 1, 2007 did not impact the Company’s consolidated financial position or results of operations.

NOTE 2—OPERATING SEGMENTS

For purposes of making operating decisions and assessing performance, management regards The PrivateBank - Chicago, The PrivateBank - St. Louis, The PrivateBank - Michigan, The PrivateBank - Georgia, The PrivateBank - Wisconsin, Wealth Management, which includes Lodestar for segment reporting purposes, and the Holding Company as seven operating segments. The Company’s investment securities portfolio is comprised of the five banks’ portfolios and accordingly, each portfolio is included in total assets of each bank. Insurance expense for the Company is allocated to all segments. The results for each business segment are summarized in the paragraphs below and included in the following segment tables.

We apply the accrual basis of accounting for each reportable segment and for transactions between reportable segments. During the first three months of 2007, there were no changes in the measurement methods used to determine reported segment profit or loss as compared to the same period for 2006.

The accounting policies of the segments are generally the same as those described in Note 1—Basis of Presentation to the consolidated financial statements.

The PrivateBank - Chicago

The PrivateBank - Chicago, through its main office located in downtown Chicago as well as seven full-service Chicago and suburban locations, provides personal and commercial banking services primarily to affluent individuals, professionals, entrepreneurs and their business interests. The PrivateBank - Chicago’s commercial lending products include lines of credit for working capital, term loans for equipment and letters of credit to support the commitments made by its clients. Non-credit products include lock-box, remote capture, cash concentration accounts, merchant credit card processing, electronic funds transfer, other cash management products and insurance. The PrivateBank - Chicago offers a full range of real estate lending products including fixed and floating rate permanent and mini-permanent mortgages, and construction and commercial real estate loans. Personal loans include installment loans and lines of credit, home equity loans and a wide variety of home mortgage loans.

Individual banking services include interest-bearing checking, money market accounts, certificates of deposit, ATM/debit cards and investment brokerage accounts. Additionally, The PrivateBank - Chicago offers secured and unsecured personal loans and lines of credit. The PrivateBank - Chicago also offers domestic and international wire transfers and foreign currency exchange.

The PrivateBank - Chicago’s balance sheet reflects goodwill of $19.2 million and intangibles of $1.8 million at March 31, 2007, compared to $1.9 million at December 31, 2006.

For segment reporting purposes, The PrivateBank Mortgage Company results are included in The PrivateBank - Chicago since June 15, 2004, the date of the Company’s acquisition of Corley Financial.

	The PrivateBank - Chicago
	March 31,
	2007	2006
	(in thousands)
Total gross loans	$ 2,397,276	$ 1,997,968
Total assets	2,944,925	2,746,768
Total deposits	2,557,764	2,231,733
Total borrowings	95,000	259,804
Total capital	277,454	228,273
Net interest income	23,403	21,591
Provision for loan loss	171	1,077
Non-interest income	1,757	1,456
Non-interest expense	9,596	8,645
Net income	10,559	9,579

The PrivateBank - St. Louis

    The PrivateBank - St. Louis, a federal savings bank, was established as a new bank subsidiary of the Company on June 23, 2000, and is headquartered in St. Louis, Missouri. The PrivateBank - Wisconsin operated as an office of The PrivateBank - St. Louis, until it became a stand-alone national bank effective January 2, 2007. The PrivateBank - Kansas City, is a de novo bank in formation, with an office currently operating as a branch office of The Private Bank - St. Louis.

The PrivateBank - St. Louis locations offer a full range of real estate lending products including fixed and floating rate permanent and mini-permanent mortgages and construction loans. Personal loans include installment loans and lines of credit, home equity loans and a wide variety of home mortgage loans. Commercial lending products provided by The PrivateBank - St. Louis include lines of credit for working capital, term loans for equipment and letters of credit to support the commitments made by its clients. Non-credit products include lock-box, remote capture, cash concentration accounts, merchant credit card processing, electronic funds transfer, and other cash management products. Individual banking services include interest-bearing checking, money market deposit accounts, certificates of deposit, ATM/debit cards and investment brokerage accounts. The PrivateBank - St. Louis also offers domestic and international wire transfers and foreign currency exchange.

	The PrivateBank - St. Louis
	March 31,
	2007	2006
	(in thousands)
Total gross loans	$ 354,885	$ 336,688
Total assets	421,511	399,624
Total deposits	334,002	320,701
Total borrowings	45,218	34,220
Total capital	40,411	41,030
Net interest income	3,174	3,311
Provision for loan losses	584	865
Non-interest income	671	408
Non-interest expense	2,719	1,755
Net income	431	779

The PrivateBank - Wisconsin

    The PrivateBank - Wisconsin was originally established under the charter of The PrivateBank - St. Louis and was an office of The PrivateBank - St. Louis until it became a stand-alone bank, The PrivateBank, N.A., which we refer to as The PrivateBank - Wisconsin, effective January 2, 2007. This office opened a permanent space in downtown Milwaukee, Wisconsin in the third quarter 2005. The PrivateBank - Wisconsin offers a full range of real estate lending products including fixed and floating rate permanent and mini-permanent mortgages and construction loans. Personal loans include installment loans and lines of credit, home equity loans and a wide variety of home mortgage loans. Commercial lending products provided by The PrivateBank - Wisconsin include lines of credit for working capital, term loans for equipment and letters of credit to support the commitments made by its clients. Non-credit products include lock-box, remote capture, cash concentration accounts, merchant credit card processing, electronic funds transfer, and other cash management products. Individual banking services include interest-bearing checking, money market deposit accounts, certificates of deposit, ATM/debit cards and investment brokerage accounts. The PrivateBank - Wisconsin offers domestic and international wire transfers and foreign currency exchange.

	The PrivateBank - Wisconsin
	March 31,
	2007	2006
	(in thousands)
Total gross loans	$ 97,348	$ 42,897
Total assets	111,074	49,380
Total deposits	98,347	51,563
Total borrowings	-	-
Total capital	12,312	(1,626)
Net interest income	736	228
Provision for loan losses	306	156
Non-interest income	9	2
Non-interest expense	735	594
Net loss	188	345

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

    Individual banking services include interest-bearing checking, money market accounts, certificates of deposit, ATM/debit cards and investment brokerage accounts. The PrivateBank - Michigan also offers domestic and international wire transfers and foreign currency exchange. The PrivateBank - Michigan balance sheet reflects goodwill of $42.6 million and intangibles of $3.0 million at March 31, 2006 compared to $3.1 million at December 31, 2006.

	The PrivateBank - Michigan
	March 31,
	2007	2006
	(in thousands)
Total gross loans	$ 517,382	$ 412,477
Total assets	599,146	478,382
Total deposits	453,412	339,970
Total borrowings	47,032	53,404
Total capital	93,366	82,672
Net interest income	4,479	4,010
Provision for loan losses	344	155
Non-interest income	292	188
Non-interest expense	2,450	2,224
Net income	1,333	1,181

The PrivateBank - Georgia

The PrivateBank - Georgia operates a main office located on the north side of Atlanta in the affluent Buckhead market and two banking offices located in the high net worth markets of Norcross and Alpharetta, Georgia. The bank provides personal and business banking services to individuals and small and middle market businesses. The bank offers traditional loan and deposit solutions including commercial real estate construction and term loans as well as lines of credit. The bank is also a Small Business Lending Preferred Lending Participant offering this alternative financing vehicle to business clients. The PrivateBank - Georgia also provides traditional deposit solutions such as traditional checking, money markets and certificates of deposit as well as cash management alternatives, including remote-capture-desk-top deposits for its business clients. The PrivateBank - Georgia’s balance sheet reflects goodwill of $29.9 million and additional intangibles of $2.4 million at March 31, 2007 compared to $2.5 million at December 31, 2006, as a result of its acquisition by the Company on December 13, 2006.

The PrivateBank - Georgia
March 31,
2007
(in thousands)
Total gross loans	$ 221,667
Total assets	297,824
Total deposits	215,309
Total borrowings	25,497
Total capital	55,715
Net interest income	2,604
Provision for loan loss	-
Non-interest income	144
Non-interest expense	1,608
Net income	742

Wealth Management

Wealth Management includes investment management, personal trust and estate services, custodial services, retirement accounts and brokerage and investment services. Clients have access to investment advisory, insurance products, and securities brokerage services through an affiliation The PrivateBank - Chicago, The PrivateBank - St. Louis, and The PrivateBank - Michigan have with Linsco Private Ledger. Investment management professionals work with wealth management clients to define objectives, goals and strategies of the clients’ investment portfolios. Wealth Management personnel assist some trust clients with the selection of an outside portfolio manager to direct account investments. Trust and estate account administrators work with clients and their attorneys to establish estate plans. Consistent with the Company’s philosophy, Wealth Management emphasizes a high level of personal service, including prompt collection and reinvestment of interest and dividend income, weekly valuation, tracking of tax information, customized reporting and ease of security settlement. The minority interest expense related to Lodestar is included in non-interest expense for this segment.

	Wealth Management
	March 31,
	2007	2006
	(in thousands)
Wealth Management assets under management	$2,952,227	$2,716,599
Wealth Management fee revenue	3,826	3,160
Net interest income	278	258
Non-interest expense	3,515	2,750
Minority interest expense	90	77
Net income	385	442

    The following tables indicate the breakdown of our wealth management assets under management at March 31, 2007, by account classification and related gross revenue for the three months ended March 31, 2007 and March 31, 2006:

	March 31, 2007		March 31, 2006
	Market Value	Revenue	Market Value	Revenue
Account Type	(in thousands)		(in thousands)
Wealth Management Department (Chicago and Michigan) (1)
Trust, estate and guardianship —managed	$878,844	$ 1,279	$ 880,773	$ 968
Investment agency—managed	673,439	1,193	569,735	863
Custody - not managed	690,671	271	588,359	272
Retirement plan—managed	79,006	61	82,466	48
Lodestar - managed	749,766	1,160	706,222	1,079
Less assets managed and revenue earned by Lodestar(2)	(119,499)	(138)	(110,956)	(70)
Total	$2,952,227	$ 3,826	$2,716,599	$ 3,160

(1)	The PrivateBank - Chicago includes the wealth management business of The PrivateBank - St. Louis.
(2)
These assets are held in managed or unmanaged accounts at the Wealth Management Department (Chicago and Michigan) as well as in managed accounts at Lodestar. The revenues related to these assets are allocated based on the services provided.

Holding Company

Holding Company Activities consist of parent company only matters. The Holding Company’s most significant assets are net investments in its five banking subsidiaries, The PrivateBank - Chicago, The PrivateBank - St. Louis, The PrivateBank - Wisconsin, The PrivateBank - Michigan, and The PrivateBank - Georgia. On June 15, 2004, the Company formed a mortgage company subsidiary, The PrivateBank Mortgage Company, as a result of its acquisition of Corley Financial Corporation. On June 20, 2005, the Company acquired The PrivateBank- Michigan as part of its acquisition of Bloomfield Hills Bancorp, Inc. (“BHB”). On December 13, 2006, the Company acquired The Private Bank - Georgia as part of its acquisition of Piedmont Bancshares, Inc.

As of March 31, 2007, the Company had a total of $101.0 million of Trust Preferred Securities outstanding, which are accounted for as long-term debt and also qualify for Tier 1 and Tier 2 capital (see note 5).

Holding Company Activities are reflected primarily by interest expense on borrowings and operating expenses. Recurring Holding Company operating expenses consist of compensation (amortization of restricted stock awards and stock option expense) and professional fees.

	Holding Company Activities
	March 31,
	2007	2006
	(in thousands)
Total assets	$570,221	$357,933
Other borrowings	165,250	19,250
Trust preferred securities	101,033	101,033
Total capital	299,672	242,733
Net interest expense	3,009	1,697
Non-interest income	51	61
Non-interest expense	2,951	1,859
Net loss	4,066	2,479

The following tables present a reconciliation of certain operating information for reportable segments for the periods presented and the reported consolidated balances (in millions):
March 31, 2007	The PrivateBank - Chicago	The PrivateBank - St. Louis	The PrivateBank - Wisconsin	The PrivateBank - Michigan	The PrivateBank - Georgia	Wealth Management	Holding Company Activities	Intersegment Eliminations(2)	Consolidated
Total assets	$ 2,944.9	$ 421.5	$ 111.1	$ 599.1	$ 297.8	$ —	$ 570.2	$ (600.7)	$ 4,343.9
Total deposits	2,557.8	334.0	98.3	453.4	215.3	—	—	(75.9)	3,582.9
Total borrowings(1)	95.0	45.2	—	47.0	25.5	—	266.3	(43.9)	435.1
Total loans	2,397.3	354.9	97.3	517.4	221.7	—	—	(7.2)	3,581.4
Total capital	277.5	40.4	12.3	93.4	55.7	—	299.7	(479.3)	299.7
Net interest income (expense)	23.4	3.2	0.7	4.5	2.6	0.3	(3.0)	0.3	32.0
Non-interest income	1.8	0.7	—	0.3	0.1	3.8	—	(0.4)	6.3
Non-interest expense	9.6	2.7	0.7	2.5	1.6	3.5	3.0	(0.2)	23.4
Net income (loss)	10.6	0.4	(0.2)	1.3	0.7	0.4	(4.1)	(0.1)	9.0
Wealth Management assets under management	—	—	—	—	—	3,071.7	—	(119.5)	2,952.2

March 31, 2006	The PrivateBank - Chicago	The PrivateBank - St. Louis	The PrivateBank - Wisconsin	The PrivateBank - Michigan	Wealth Management	Holding Company Activities	Intersegment Eliminations(2)	Consolidated
Total assets	$ 2,746.8	$399.6	$49.4	$ 478.4	$ —	$ 357.9	$ (360.2)	$ 3,671.9
Total deposits	2,231.7	320.7	51.6	340.0	—	—	(4.5)	2,939.5
Total borrowings(1)	259.8	34.2	—	53.4	—	120.3	(15.1)	452.6
Total loans	1,998.0	336.7	42.9	412.5	—	—	(4.0)	2,786.1
Total capital	228.3	41.0	(1.6)	82.7	—	242.7	(350.2)	242.9
Net interest income (expense)	21.6	3.3	0.2	4.0	0.3	(1.7)	0.1	27.8
Non-interest income	1.5	0.4	—	0.2	3.2	0.1	(0.4)	5.0
Non-interest expense	8.6	1.8	0.6	2.2	2.8	1.9	(0.2)	17.6
Net income (loss)	9.6	0.8	(0.3)	1.2	0.4	(2.5)	(0.2)	9.0
Wealth Management assets under management	—	—	—	—	2,827.5	—	(110.9)	2,716.6

(1)	Includes trust preferred securities for the Holding Company segment.
(2)
Intersegment elimination for gross loans reflects the exclusion of the unearned income for management reporting purposes. The intersegment elimination for total capital reflects the elimination of the net investment in each of the Holding Company subsidiaries in consolidation. The intersegment elimination for total deposits and interest expense reflects the elimination of the holding company’s cash deposited at The PrivateBanks - Chicago, St. Louis and Georgia. The intersegment eliminations for total borrowings and interest expense reflects the exclusion of The PrivateBank Mortgage Company revolving line of credit with The PrivateBank - Chicago and the elimination of intercompany federal funds purchased. The intersegment eliminations include adjustments necessary for each category to agree with the related consolidated financial statements.

NOTE 3—EARNINGS PER SHARE

The following table shows the computation of basic and diluted earnings per share (in thousands except per share data) for the three months ended March 31, 2007 and 2006:

	Three months ended March 31,
	2007	2006
Net income	$9,036	$8,987
Weighted average common shares outstanding	21,331	20,562
Weighted average common shares equivalent(1)	687	863
Weighted average common shares and common share equivalents	22,018	21,425
Net income per average common share - basic	$0.42	$0.44
Net income per average common share - diluted	$0.41	$0.42

(1)	Common shares equivalent result from stock options being treated as if they had been exercised and are computed by application of the treasury stock method.

NOTE 4—OTHER COMPREHENSIVE INCOME

Change in the fair value of securities available-for-sale is presented on a net basis on the Consolidated Statement of Changes in Stockholders’ Equity. The following table discloses the changes in the components of other accumulated comprehensive income for the three months ended March 31, 2007 and 2006 (in thousands):

	March 31, 2007
	Before Tax Amount	Tax Effect	Net of Tax Amount
Change in unrealized gains (losses) on securities available-for-sale	$1,414	$674	$ 740
Less: reclassification adjustment for (gains) losses included in net income	(79)	(44)	(35)
Change in net unrealized gains (losses)	$1,335	$630	$705

	March 31, 2006
	Before Tax Amount	Tax Effect	Net of Tax Amount
Change in unrealized (losses) gains on securities available-for-sale	$(4,939)	$(1,895)	$(3,044)
Less: reclassification adjustment for losses (gains) included in net income	578	222	356
Change in net unrealized (losses) gains	$(4,361)	$(1,673)	$(2,688)

Note 5—Long Term Debt

As of March 31, 2007, the Company owned 100% of the common securities of three trusts, PrivateBancorp Statutory Trust II, Bloomfield Hills Statutory Trust I and PrivateBancorp Statutory Trust III. PrivateBancorp Statutory Trust II and PrivateBancorp Statutory Trust III were established as wholly-owned subsidiaries of the Company in June 2005 and December 2005, respectively. Bloomfield Hills Statutory Trust I was acquired as part of the acquisition of BHB on June 20, 2005. The Trusts were formed for purposes of issuing trust preferred securities to third-party investors and investing the proceeds from the issuance of the trust preferred securities and common securities solely in junior subordinated debentures (“Debentures”) issued by the Company with the same maturities and interest rates as the trust preferred securities. The Debentures are the sole assets of the Trusts.

The Trusts are reported in the Company’s consolidated financial statements as unconsolidated subsidiaries. Accordingly, the Debentures, which include the Company’s ownership interest in the Trusts, are reflected as “trust preferred securities” and the common securities are included in “Other assets.” The Company has made certain reclassifications on its financial statements at March 31, 2007 and for all preceding periods based on its interpretation of FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities”.

The following table is a summary of the Company’s trust preferred securities as of March 31, 2007. The Debentures represent the aggregate liquidation amount issued.

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

The Company’s aggregate principal amount of outstanding trust preferred securities at March 31, 2007 is $101.0 million. As of March 31, 2007, $97.6 million of the trust preferred securities is eligible for treatment as Tier I capital as allowed by the Federal Reserve. On March 1, 2005, the Federal Reserve issued a final rule that retains Tier 1 capital treatment for trust preferred securities but with stricter limits. Under the rule, after a five-year transition period, the aggregate amount of the trust preferred securities and certain other capital elements will retain their current limit of 25% of Tier 1 capital elements, net of goodwill less any associated deferred tax liability. The amount of trust preferred securities and certain other capital elements in excess of the limit could be included in Tier 2 capital, subject to restrictions. Applying the final rule at March 31, 2007, the Company would still be considered well-capitalized under regulatory capital guidelines.

As of March 31, 2007 the Company had a credit facility with a correspondent bank comprised of a $65.0 million senior debt facility and $50.0 million of subordinated debt. The senior debt facility is comprised of a $250,000 term loan with a maturity date of December 31, 2017 and a revolving loan with a maturity date of December 31, 2007. Management expects to renew the revolving loan on an annual basis. The subordinated debt matures on December 31, 2017. The interest rate on the senior debt facility resets quarterly, and is based on, at the Company’s option, either the correspondent bank’s prime rate or three-month LIBOR plus 120 basis points, with a floor of 3.50%. The interest rate on the subordinated debt resets quarterly, and is equal to three-month LIBOR plus 135 basis points, with a floor of 3.50%. The subordinated debt qualifies as Tier 2 capital under applicable rules and regulations promulgated by the Board of Governors of the Federal Reserve System. On April 3, 2007 we modified the terms of our agreement increasing the subordinated debt to $75.0 million and lowering the senior debt facility to $40.0 million.

At March 31, 2007, the Company had $250,000 outstanding on the senior debt facility and $50.0 million of subordinated debt outstanding. The credit facility is used for general corporate and other working capital purposes.

On March 14 and March 20, 2007 the Company issued a total of $115.0 million of contingent convertible senior notes to qualified institutional investors. The notes are senior, unsecured obligations of PrivateBancorp and pay interest on March 15 and September 15 each year at a rate of 3.625% per year. The notes will mature on March 15, 2027, and will be convertible under certain circumstances into cash and, if applicable, shares of PrivateBancorp’s common stock at an initial conversion price of $45.05 per share. A portion of the net proceeds from the notes were used during the first quarter to pay down $41.5 million of the senior debt facility and approximately $7.5 million of the net proceeds were used to repurchase 213,200 shares of common stock. The Company will use the remaining net proceeds for working capital and other general corporate purposes.

NOTE 6—CAPITAL TRANSACTIONS

During the first quarter 2007, the Company declared and paid a $0.075 per share dividend, an increase of $0.015 from the fourth quarter 2006 and first quarter 2006 dividend of $0.06.

During the first quarter 2007 the Company repurchased 220,732 shares of its common stock compared to the repurchase of 26,091 shares of its common stock during the first quarter 2006.

NOTE 7—INCOME TAXES

As discussed in Note 1, “Recent Accounting Pronouncements,” the Company adopted FIN 48 as of January 1, 2007. As of the date of adoption, there were no unrecognized tax benefits included in the consolidated balance sheet. Accordingly, there were no amounts recognized for potential penalties and interest related to unrecognized tax benefits. If incurred, the Company would recognize any interest and penalties in the provision for income taxes.

The Company files U.S. federal and various state income tax returns. The Company is no longer subject to income tax examination by the Federal Internal Revenue Service (IRS) and certain state departments of revenue in which it files for years prior to 2003. Although tax years 2003 and 2004 may still be subject to examination due to the statute of limitations, the IRS has previously completed its review of the U.S. federal tax returns for these years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

  Overview

PrivateBancorp was organized as a Delaware corporation in 1989 to serve as the holding company for The PrivateBank - Chicago, a de novo bank. We completed our initial public offering in June of 1999. We currently have five bank subsidiaries that operate through 18 offices in Chicago, suburban Detroit, St. Louis, Milwaukee, Kansas City, and Atlanta. Using the European tradition of “private banking” as our model, we provide our clients with traditional individual and corporate banking services as well as access to mortgage loans offered through The PrivateBank Mortgage Company, and wealth management services offered through our wealth management division.

We have grown our business organically as well as through the acquisition of existing banks and the establishment of de novo banks and offices in new markets. We completed our most recent acquisition in December 2006 when we purchased Piedmont Bancshares, Inc., and its subsidiary, Piedmont Bank of Georgia. Subsequent to the acquisition, we changed the name of Piedmont Bank to The PrivateBank. Piedmont’s executive officers continue to manage The PrivateBank - Georgia. We also announced plans in the fourth quarter of 2006 to grow using our de novo bank strategy by creating a new bank in Kansas City, Missouri and hiring a senior management team to lead that bank.

For financial information regarding our seven separate lines of business, The PrivateBank - Chicago, The PrivateBank - Michigan, The PrivateBank - St. Louis, The PrivateBank - Georgia, The PrivateBank - Wisconsin, Wealth Management Services, and Holding Company Activities, see “Operating Segments Results” beginning on page 31 and “Note 2—Operating Segments” to our consolidated financial statements as of and for the quarter ended March 31, 2007.

The profitability of our operations depends on our net interest income, provision for loan losses, non-interest income, and non-interest expense. Net interest income is dependent on the amount of and yields earned on, interest-earning assets as compared to the amount of and rates paid on, interest-bearing liabilities. Net interest income is sensitive to changes in market rates of interest as well as to the execution of our asset/liability management strategy. The provision for loan losses is affected by changes in the loan portfolio, management’s assessment of the collectability of the loan portfolio, loss experience, as well as economic and market factors. Non-interest income consists primarily of wealth management fee revenue, mortgage banking income, earnings on bank owned life insurance and, to a lesser extent, fees for ancillary banking services. Net securities gains/losses and net gains/losses on an interest rate swap are also included in non-interest income.

Critical Accounting Policies

Generally accepted accounting principles are complex and require management to apply significant judgment to various accounting, reporting and disclosure matters. Management must use assumptions and estimates to apply these principles where actual measurements are not possible or practical. Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements included herein. For a complete discussion of our significant accounting policies, see the footnotes to our Consolidated Financial Statements included on pages F-8 through F-14 in our Form 10-K for the fiscal year ended December 31, 2006. Below is a discussion of our critical accounting policies. These policies are critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements. Actual results could differ from those estimates. Management has reviewed the application of these policies with the Audit Committee of the Company’s Board of Directors.

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

Management adjusts the allowance for loan losses by recording a provision for loan losses in an amount sufficient to maintain the allowance at the level determined appropriate. Loans are charged-off when deemed to be uncollectible by management. We believe that the allowance for loan losses is adequate to provide for estimated probable credit losses inherent in our loan portfolio. The allowance for loan losses as a percentage of total loans was 1.09% as of March 31, 2007, unchanged from 1.09% as of December 31, 2006 and down from 1.13% at March 31, 2006.

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

Goodwill is “pushed down” to business segments at acquisition. Fair values of reporting units are determined using either discounted cash flow analyses based on internal financial forecasts or, if available, market-based valuation multiples for comparable businesses. No impairment was identified as a result of the testing performed during 2006 or 2005. Note 1 to our audited financial statements for the years ended December 31, 2006, 2005, and 2004 included in our 2006 10-K contains additional information regarding goodwill and the carrying values by segment.

Customer intangibles acquired in connection with the acquisition of Lodestar are amortized over an estimated useful life of 15 years. Customer intangibles acquired in connection with the acquisition of The PrivateBank - Michigan are amortized over 10 years using an accelerated method of amortization. Customer intangibles acquired in connection with the acquisition of The PrivateBank - Georgia will be amortized over 8 years using an accelerated method of amortization.

Goodwill was $93.0 million at March 31, 2007, up from $63.2 million at March 31, 2006, due to the acquisition of The PrivateBank - Georgia. Total customer intangibles at March 31, 2007 were $7.2 million. Amortization expense related to the Lodestar customer intangible assets of $1.8 million is currently recognized at approximately $170,000 per year until 2017. The amortization expense related to The PrivateBank - Michigan intangibles of $3.0 million for the years 2007 through 2011, will be approximately $423,000, $406,000, $389,000, $373,000 and $358,000, respectively. The amortization expense related to The PrivateBank - Georgia intangibles of $2.4 million for the years 2007 through 2011, will be approximately $373,000, $355,000, $338,000, $320,000, and $302,000, respectively.

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

RESULTS OF OPERATIONS -THREE MONTHS
ENDED MARCH 31, 2007 AND 2006
 Net Income

     Net income for the first quarter ended March 31, 2007, was $9.0 million, or $0.41 per diluted share compared to $9.0 million, or $0.42 per diluted share for the first quarter 2006. The first quarter 2007 results include the financial results for The PrivateBank - Georgia, which was acquired on December 13, 2006, and start-up costs associated with The PrivateBank - Kansas City. The acquisition of The PrivateBank - Georgia was slightly accretive to earnings per share for the first quarter 2007 and start-up costs associated with The PrivateBank - Kansas City reduced earnings per share by $0.014. The primary reasons for flat net income quarter over quarter were compression on our net interest margin due to the yield curve environment and an increase in non interest expense due to the growth of the Company.

Net Interest Income

    Net interest income was $32.0 million for the three months ended March 31, 2007, compared to $27.8 million in the prior year quarter, an increase of 15%. Net interest income is affected by both the volume of assets and liabilities recorded during the period and the corresponding rates earned and paid on those balance sheet accounts. The increase in net interest income is primarily attributable to an increase in the volume of earning assets. Average earning assets at March 31, 2007 were $4.0 billion compared to $3.4 billion for the prior year period, an increase of 20%. This increase between periods more than offset the decrease in our net interest margin, which, on a tax equivalent basis, was 3.26% for the three months ended March 31, 2007 compared to 3.45% for the prior year quarter. Earning assets yielded 7.56% in the first quarter 2007 compared to 7.01% in the first quarter 2006, an increase of 55 basis points primarily due to increased loan volumes. However, our cost of funds was 4.73% during the first quarter 2007 compared to 3.96% during the first quarter 2006, an increase of 77 basis points. Non-interest bearing funds, which represent non-interest bearing sources of funds that are deployed in interest bearing assets, positively impacted net interest margin by 0.42% at March 31, 2007 and by 0.40% at March 31, 2006.

    During the first quarter 2007, the yield on average interest earning assets increased by 7 basis points from the fourth quarter 2006 to 7.56% while the cost of average interest-bearing liabilities remained unchanged at 4.73% from the fourth quarter 2006. Looking forward, if the yield curve continues to stay within the pattern that we have seen during the first quarter 2007, the Company expects to see some modest, incremental improvement to its margin.

The following tables present a summary of our net interest income, related net interest margin, and average balance sheet calculated on a tax equivalent basis (dollars in thousands):

	Three Months Ended March 31,
	2007			2006
	Average Balance(1)	Interest	Rate	Average Balance(1)	Interest	Rate
Fed funds sold and other short-term investments	$ 29,349	238	3.26%	$ 7,317	$ 87	4.81%
Tax-exempt municipal securities	198,779	3,421	6.89%	216,580	3,742	6.91%
US Government Agencies, MBS and CMOs	270,094	3,383	5.01%	322,248	4,555	5.65%
Taxable municipal securities	3,810	71	7.54%	3,825	71	7.53%
FHLB stock	5,428	72	5.09%	142,396	1,094	3.07%
Other securities	3,816	63	2.08%	1,979	63	12.82%
Investment securities (taxable)	283,148	3,589	5.01%	470,448	5,783	4.92%
Commercial, Construction and Commercial Real Estate Loans	2,950,074	58,492	7.99%	2,158,354	40,609	7.57%
Residential Real Estate Loans	260,469	4,051	5.98%	234,499	3,429	5.85%
Personal Loans	321,790	6,343	8.00%	269,373	4,872	7.33%
Total Loans(2)	3,532,333	68,886	7.84%	2,662,226	48,910	7.39%
Total earning assets	$ 4,043,609	76,134	7.56%	$ 3,356,571	$ 58,522	7.01%
Allowance for Loan Losses	(38,157)			(30,018)
Cash and Due from Banks	45,656			35,208
Other Assets	223,968			181,218
Total Average Assets	$ 4,275,076			$ 3,542,977

Interest Bearing Demand accounts	$ 139,808	596	1.15%	$ 123,524	241	1.37%
Regular Savings Accounts	13,601	43	2.13%	14,699	24	0.67%
Money Market Accounts	1,539,427	17,019	4.54%	1,226,215	11,439	3.73%
Time Deposits	982,743	12,655	5.21%	598,843	6,147	4.16%
Brokered Deposits	574,403	7,122	5.02%	631,691	6,701	4.30%
Total Deposits	3,249,982	37,435	4.67%	2,594,972	24,552	3.84%
FHLB advances	91,981	1,057	4.60%	239,022	2,433	4.07%
Other borrowings	241,331	3,027	4.98%	87,840	1,035	4.71%
Trust preferred securities	101,033	1,567	6.02%	101,033	1,553	6.15%
Total interest-bearing liabilities	$ 3,684,327	43,086	4.73%	$ 3,022,867	29,573	3.96%
Non-Interest Bearing Deposits	$ 265,959			$ 240,119
Other Liabilities	28,567			43,364
Stockholders' Equity	296,223			236,627
Total Average Liabilities & Stockholders' Equity	$ 4,275,076			$ 3,542,977
Tax equivalent net interest income(3)		$ 33,048			$ 28,949
Net interest spread(4)			2.84%			3.05%
Effect of non interest bearing funds			0.42%			0.40%
Net interest margin(3)(5)			3.26%			3.45%
(1)	Average balances were generally computed using daily balances.
(2)	Nonaccrual loans are included in the average balances and do not have a material effect on the average yield. Interest due on non-accruing loans was not material for the periods presented.
(3)	Reconciliation of quarter net interest income to quarter net interest income on a tax equivalent basis:

	Three months ended March 31,
	2007	2006
Net interest income	$31,975	$27,775
Tax equivalent adjustment to net interest income	1,073	1,174
Net interest income, tax equivalent basis	$33,048	$28,949

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

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006
	Change due to rate	Change due to volume	Change due to mix	Total change
	(in thousands)
Interest income/expense from:
Fed funds sold and other short-term investments	$(28)	$261	$(82)	$151
Investment securities (taxable)	101	(2,271)	(24)	(2,194)
Investment securities (non-taxable)(1)	(13)	(303)	(5)	(321)
Loans, net of unearned discount	2,942	15,864	1,170	19,976
Total tax equivalent interest income(1)	$3,002	$13,551	$1,059	$17,612
Interest-bearing deposits	5,338	6,197	1,348	12,883
Funds borrowed	507	67	42	616
Trust preferred securities	(32)	--	46	14
Total interest expense	$5,813	$6,264	$1,436	$13,513
Net tax equivalent interest income(1)	$(2,811)	$7,287	$(377)	$4,099
(1) Interest income on tax-advantaged investment securities reflects a tax equivalent adjustment based on a marginal federal corporate tax rate of 35% for 2007 and 2006. The total tax equivalent adjustment reflected in the above table was $1.1 million and $1.2 million in first quarters of 2007 and 2006, respectively.

Provision for Loan Losses

For the three months ended March 31, 2007, the provision for loan losses was $1.4 million compared to $2.3 million for the comparable period in 2006. Net charge-offs totaled $582,000, or 0.07% of average loans, for the quarter ended March 31, 2007 versus net charge-offs of $144,000 for the first quarter 2006 and net charge-offs of $49,000 for the quarter ended December 31, 2006.

The Company provides for an adequate allowance for loan losses that are probable and reasonably estimable in the portfolio. The provision for loan losses reflects management’s latest assessment of the known and inherent losses in the loan portfolio. Our allowance for probable loan losses is reassessed quarterly to determine the appropriate level of the reserve. Our analysis is influenced by the following factors: credit quality of loans, the volume, type and quality of loans and commitments in the portfolio, historical loss experience, and economic conditions. A discussion of the allowance for loan losses and the factors on which provisions are based begins on page 35.

Non-interest Income

Non-interest income was $6.3 million in the first quarter 2007 compared to $5.0 million during the first quarter 2006, reflecting an increase of $1.3 million, or 27%, primarily due to growth in mortgage banking and wealth management fee revenue. For the three months ended March 31, 2007, securities gains of $79,000 positively affected our non-interest income. For the first quarter 2006, a $578,000 securities loss combined with a $555,000 gain on an interest rate swap resulted in a $23,000 reduction to other income. During the third quarter 2006, the Company retired its investment in the interest rate swap derivative.

	Three Months Ended March 31,
	2007	2006
Wealth management fee revenue	$3,826	$3,160
Mortgage banking income	1,314	724
Banking and other services	731	775
Bank owned life insurance	395	363
Net securities and interest rate swap gains (losses)	79	(23)
Total non-interest income	$6,345	$4,999

Wealth management fee revenue totaled $3.8 million for the first quarter 2007, an increase of $211,000, or 6% from the fourth quarter 2006 and an increase of $666,000, or 21% from the first quarter 2006. The year over year increase in wealth management income was primarily due to the growth of net new business and change of fee structures for certain client relationships. Wealth management assets under management increased 9% to $2.95 billion at March 31, 2007 compared to $2.72 billion at March 31, 2006 and up $50.0 million from $2.90 billion at December 31, 2006. The March 31, 2007 balances reflect trust services assets under management of $1.7 billion, Lodestar assets under management of $749.8 million, and The PrivateBank - Michigan assets under management of $529.3 million. Excluded from the total wealth management assets under management are $119.5 million of trust services assets that are managed by Lodestar. At March 31, 2006, trust services managed $1.5 billion of assets, Lodestar managed $706.2 million of assets, The PrivateBank - Michigan managed $530.2 million in assets and $111.0 million of trust assets managed by Lodestar were excluded from total wealth management assets under management.

Mortgage banking income was $1.3 million during the first quarter 2007 compared to $0.7 million during the prior year quarter and $0.8 million for the fourth quarter 2006. Residential mortgage fee income generated by The PrivateBank Mortgage Company was $656,000 for the first quarter 2007. Overall residential mortgage fee income has increased between periods due to a higher volume of loans sold. Fee income is generated by The PrivateBank Mortgage Company, The PrivateBank - Michigan, The PrivateBank - St. Louis, and The PrivateBank - Georgia.

During the first quarter 2007, bank owned life insurance (BOLI) revenue increased to $395,000 as compared to revenue of $363,000 in the first quarter 2006. Income recognized on this product includes policies covering certain higher-level employees who are deemed to be significant contributors to the Company. All employees included in this policy are aware and have consented to the coverage. The cash surrender value of BOLI at March 31, 2007 was $42.9 million, compared to $41.2 million at March 31, 2006, and is included in other assets on the balance sheet.

Non-interest Expense

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Salaries and employee benefits	$13,729	$10,536
Occupancy	2,790	2,169
Professional fees	1,715	1,016
Wealth management fees	782	406
Marketing	1,289	913
Data processing	901	766
Postage, telephone and delivery	403	373
Office supplies and printing	249	209
Insurance	352	310
Amortization of intangibles	243	154
Other expense	912	706
Total non-interest expense	$23,365	$17,558

Non-interest expense increased 33% to $23.4 million in the first quarter 2007 from $17.6 million in the first quarter 2006, and increased 4% from the fourth quarter 2006 non-interest expense of $22.6 million. Excluding the impact of The PrivateBank - Georgia and costs associated with the start-up of The PrivateBank - Kansas City, non-interest expense increased 21% year over year. During the first quarter 2007, total non-interest expense at The PrivateBank - Georgia was $1.6 million, and the total non-interest expense from The PrivateBank - Kansas City was $0.5 million. Year over year core growth in our non-interest expense is primarily attributable to the increased scale and scope of the Company’s operations, including investments in human capital, increased professional fees, upgrades to and the expansion of several of our banking offices, increased wealth management fees paid to third party investment managers and marketing expenses.

Salaries and benefits increased to $13.7 million, or 30% during the first quarter 2007 as compared to the first quarter 2006. This increase from the prior year period reflects the increased level of full-time equivalent employees to 482 people at March 31, 2007 from 393 people at March 31, 2006. This growth, in part, reflects the addition of 37 full-time equivalent (FTE) employees as a result of the acquisition of The PrivateBank - Georgia and the addition of five FTEs as a result of the start up of The PrivateBank - Kansas City. The Company has also continued to add qualified, experienced managing directors to its team to support growth throughout the organization. At March 31, 2007, the Company had 150 managing directors compared to 116 at March 31, 2006 and 148 managing directors at December 31, 2006.

Professional fees, which include fees paid for legal, accounting, consulting, and information systems consulting services, were $1.7 million during the first quarter 2007, increasing 69% from $1.0 million in the prior year period. The increase in professional fees year over year is primarily due to increased legal and external audit fees at the holding company level due to the growth of the Company.

Occupancy expense increased by 29% during the first quarter 2007 to $2.8 million, from $2.2 million in the prior year quarter. The increase is primarily due to increased occupancy expense attributable to the Company’s new headquarters, the new Chesterfield office of The PrivateBank - St. Louis and the addition of The PrivateBank - Georgia and The PrivateBank - Kansas City offices.

Wealth management fees, which are fees paid to third-party investment managers, were $782,000 in the first quarter 2007 compared to $406,000 in the prior year quarter. The 93% increase in fees paid to third-party investment managers from March 31, 2006 reflects the increase in assets managed by Wealth Management and the restructuring of certain fee relationships.

Marketing expense increased to $1.3 million for the first quarter 2007, an increase of 41% from the prior year quarter marketing expense of $0.9 million. This increase year over year reflects the increase in marketing initiatives for client development and website upgrading. The increase is also due to additional marketing expenses related to the addition of The PrivateBank - Georgia and The PrivateBank - Kansas City offices.

During the first three months of 2007, the Company amortized $243,000 in intangible assets, $42,000 related to our acquisition of a controlling interest in Lodestar, $108,000 related to our acquisition of The PrivateBank - Michigan, and $93,000 related to our acquisition of The PrivateBank - Georgia.

The efficiency ratio (on a tax-equivalent basis), which measures the percentage of revenue that is expended as non-interest expense, increased to 59.3% for the first quarter 2007, from 51.7% in the first quarter 2006 and decreased from 61.9% for the fourth quarter 2006. On a tax-equivalent basis, this ratio indicates that in the first quarter of 2007, we spent 59.3 cents to generate each dollar of revenue while in the first quarter 2006, we spent 51.7 cents. The year over year increase resulted primarily from the decrease in the net interest margin. With continued growth in the balance sheet, modest improvement in net interest margin, and as we more fully lever the investment made in our new offices, we expect the efficiency ratio will trend down to the lower to mid 50% range by the end of 2007.

Following the election of directors at the Company’s Annual Stockholders meeting in April, the Company made nonqualified stock option awards to non-officer members of the Board of Directors and Mr. William Goldstein, President of Lodestar Investment Counsel, LLC. As planned, the Company made nonqualified stock option and restricted stock awards to certain employees who had joined the Company or had been promoted since September 2006 and to the Company’s Chief Executive Officer (“CEO”). Due to the retirement eligibility provisions for stock option and restricted stock grants under the plan, ten years of employment and at least 62 years of age, the CEO's grant of approximately $400,000 in equity awards was immediately expensed in the second quarter because the CEO satisfied these retirement eligibility provisions. As a result, the Company anticipates that share based payment expense will increase approximately $500,000 in the second quarter 2007 compared to the first quarter 2007. The Company also anticipates that this expense will decrease approximately $400,000 from the second quarter to the third quarter 2007.

Minority Interest Expense

On December 30, 2002, The PrivateBank - Chicago acquired an 80% controlling interest in Lodestar. The Company records its 20% non-controlling interest related to Lodestar’s results of operations in minority interest expense on the consolidated statement of income. For the quarters ended March 31, 2007 and 2006, we recorded $90,000 and $77,000 of minority interest expense, respectively.

Income Taxes

The following table shows the Company’s income before income taxes, applicable income taxes and effective tax rate for the three months ended March 31, 2007 and 2006, respectively (in thousands):

	Three months ended March 31,
	2007	2006
Income before taxes	$13,459	$12,886
Income tax provision	4,423	3,899
Effective tax rate	32.9%	30.2%

The effective income tax rate varies from statutory rates principally due to certain interest income, which is tax-exempt for federal or state purposes, and certain expenses, which are disallowed for tax purposes. Income before taxes for the first three months of 2007 grew 4% over the same period in 2006. Our effective tax rate was 32.9% at March 2007 versus 30.2% in the prior year period due to certain reserves released in the first quarter of 2006 in accordance with the resolution of a routine IRS examination.

Operating Segments Results

As described in Note 2 to the consolidated financial statements, our operations consist of seven primary business segments: The PrivateBank - Chicago, The PrivateBank - St. Louis, The PrivateBank - Michigan, The PrivateBank - Georgia, The PrivateBank - Wisconsin, Wealth Management, which includes Lodestar for segment reporting purposes, and the Holding Company. The PrivateBank Mortgage Company results are included in The PrivateBank - Chicago since June 15, 2004, the date of our acquisition of Corley Financial.

The PrivateBank - Chicago

    The profitability of The PrivateBank - Chicago is primarily dependent on the net interest income, provision for loan losses, non-interest income and non-interest expense. Net income for The PrivateBank - Chicago for the quarter ended March 31, 2007 increased 10% to $10.6 million from $9.6 million for the quarter ended March 31, 2006. The growth in net income for the period resulted from improvements in net interest income, which was driven by an increased volume in loans. Improvements in net interest income and non-interest income for the three months ended March 31, 2007 more than offset increased operating expenses associated with continued growth of The PrivateBank - Chicago as compared to the same period in 2006.

    Net interest income for The PrivateBank - Chicago for the three months ended March 31, 2007 increased to $23.4 million from $21.6 million, or 8% primarily due to growth in earning assets. Total loans increased by 20% to $2.4 billion at March 31, 2007 as compared to $2.0 billion at March 31, 2006. The majority of the loan growth occurred in the commercial real estate, commercial, and construction loan categories. Commercial real estate loans grew by 19%, personal loans grew by 32%, and construction loans grew by 37% over prior year’s quarter. Of secured commercial and residential real estate loans in Chicago at March 31, 2007, 83% were located in Illinois, 3% were located in Wisconsin and 2% each were located in and Michigan and Missouri. Approximately 12% of commercial real estate loans were owner-occupied at March 31, 2007.

Total deposits increased by 15% to $2.6 billion at March 31, 2007 from $2.2 billion at March 31, 2006. Growth in money market deposits and other time deposits accounted for the majority of the deposit growth. Brokered deposits for The PrivateBank - Chicago decreased 6% to $562.5 million at March 31, 2007 compared to $595.6 million in the prior year. Core deposits grew by 22% year over year to $2.0 billion at March 31, 2007.

The PrivateBank - St. Louis

Net income for The PrivateBank - St. Louis for the quarter ended March 31, 2007 decreased $348,000 to $431,000 from $779,000 for the quarter ended March 31, 2006. At March 31, 2007, the financial results of The PrivateBank - St. Louis include a net loss of $302,000 for The PrivateBank - Kansas City (in formation). The decrease in net income is also due to increased professional fees. Excluding the results of The PrivateBank - Kansas City, net income for The PrivateBank - St. Louis was $733,000 for the quarter.

Net interest income for The PrivateBank - St. Louis for the quarter ended March 31, 2007 decreased to $3.2 million from $3.3 million due to compression in net interest margin. Total loans increased by 5%, or $18.2 million, to $354.9 million at March 31, 2007 as compared to $336.7 million at March 31, 2006 due to growth in commercial real estate and commercial loan categories. Of secured commercial and residential real estate loans in The PrivateBank - St. Louis portfolio, 89% were located in Missouri at March 31, 2007. Approximately 5% of commercial real estate loans were owner-occupied at March 31, 2007.

Deposits increased by $13.3 million, or 4%, to $334.0 million at March 31, 2007 from $320.7 million for the prior year quarter. The majority of the deposit growth at The PrivateBank - St. Louis was due to increased demand, interest bearing demand and other time deposits during the quarter ended March 31, 2007 as compared to the prior year period. Core deposits grew 35% to $286.7 million at March 31, 2007. Included in St. Louis totals are Kansas City deposits of $690,000.

The PrivateBank - Wisconsin

    The PrivateBank - Wisconsin was originally established under the charter of The PrivateBank - St. Louis and was an office of The PrivateBank - St. Louis until it became a stand-alone bank, The PrivateBank, N.A., which we refer to as The PrivateBank - Wisconsin, effective January 2, 2007. The PrivateBank - Wisconsin had a net loss of $188,000 at March 31, 2007, compared to a net loss of $345,000 for the prior year period. Net interest income for the quarter ended March 31, 2007 was $736,000, compared to $228,000 at March 31, 2006. Total loans for the 2007 period increased to $97.3 million, compared to $42.9 million at March 31, 2006 primarily due to growth in commercial real estate and personal loan categories. Of secured commercial and residential real estate loans in The PrivateBank - Wisconsin portfolio, 69% were located in Wisconsin and 25% were located in Illinois at March 31, 2007.

Deposits increased by $46.8 million, or 91%, to $98.3 million at March 31, 2007 from $51.6 million for the prior year quarter. The majority of the deposit growth at The PrivateBank - Wisconsin was due to increased money market and other time deposits during the quarter ended March 31, 2007 as compared to the prior year period.

The PrivateBank - Michigan

    Net income for The PrivateBank - Michigan was $1.3 million for the quarter ended March 31, 2007, a 13% increase from March 31, 2006 net income of $1.2 million. Net interest income for March 31, 2007 was $4.5 million, compared to $4.0 million for the quarter ended March 31, 2006. The PrivateBank - Michigan had loans of $517.4 million at March 31, 2007 up from $412.5 million at March 31, 2006. This 25% increase in loan growth was mainly due to an increase in commercial real estate loans from March 31, 2006. Of secured commercial and residential real estate loans in The PrivateBank - Michigan portfolio, 92% were located in Michigan at March 31, 2007. Approximately 25% of commercial real estate loans were owner-occupied at March 31, 2007.

Total deposits at The PrivateBank - Michigan increased by $113.4 million to $453.4 million at March 31, 2007, an increase of 33% from the March 31, 2006 balance. The majority of the deposit growth was due to increases in money market and other time deposits.

The PrivateBank - Georgia

The PrivateBank - Georgia was acquired on December 13, 2006. Net income for The PrivateBank - Georgia for the three months ended March 31, 2007 was $742,000. Net interest income for the period was $2.6 million. Total loans at March 31, 2007 were $221.7 million, a 9% increase from $202.9 million in loans at acquisition. Total deposits for The PrivateBank - Georgia were $215.3 million at March 31, 2007, a 14% increase from $188.6 million in deposits at acquisition.

Wealth Management

Wealth Management includes investment management, personal trust and estate services, custodial services, retirement accounts and brokerage and investment services. Consolidated Wealth Management assets under management increased by 9%, or $235.6 million, to $2.9 billion at March 31, 2007 as compared to $2.7 billion at March 31, 2006. This growth was due to the addition of new assets under management and portfolio performance. Michigan’s assets under management at March 31, 2007 were $529.3 million, compared to $530.2 million for the prior year quarter end at March 31, 2006. Lodestar’s assets under management at March 31, 2007 were $749.8 million, compared to $706.2 million at March 31, 2006. At March 31, 2007, Lodestar assets under management include $119.5 million of assets managed by the Wealth Management department for clients who have selected Lodestar as investment adviser, compared to $111.0 million at March 31, 2006. Excluding Lodestar and Michigan, Wealth management assets under management were $1.7 billion at March 31, 2007, compared to $1.5 billion at March 31, 2006. Wealth management fee revenue increased to $3.8 million for March 31, 2007 compared to $3.2 million in the prior year period. Net income for our Wealth Management segment decreased to $385,000 for the quarter ended March 31, 2007 from $442,000 for the same period in 2006.

Holding Company

Holding Company activities consist of parent company only matters. The Holding Company’s most significant assets are its net investments in its five banking subsidiaries, The PrivateBank - Chicago, The PrivateBank - St. Louis, The PrivateBank - Michigan, The PrivateBank - Wisconsin, The PrivateBank - Georgia, and our mortgage banking subsidiary, The PrivateBank Mortgage Company. Holding Company activities are reflected primarily by interest expense on borrowings and operating expenses of the parent company. Recurring holding company operating expenses consist primarily of compensation (amortization of restricted stock and stock awards and stock option expense) and professional fees. The Holding Company activities segment reported a net loss of $4.1 million for the quarter ended March 31, 2007, compared to a net loss of $2.5 million for the same period in 2006. The increase in net loss year over year is primarily due to increased legal and external audit fees at the holding company level due to the growth of the Company.

FINANCIAL CONDITION

Total Assets

Total assets increased to $4.3 billion at March 31, 2007, an increase of $0.7 billion, or 18% over total assets of $3.7 billion at March 31, 2006 and up 2% from $4.3 billion at December 31, 2006. The balance sheet growth from the prior year period was due to loan growth throughout the Company and the addition of The PrivateBank - Georgia. Asset growth from December 31, 2006 was due to loan growth of 2% during the same period. Loan growth was funded primarily through core deposit growth and increases in brokered deposits.

Loans

Total loans increased to $3.6 billion at March 31, 2007, an increase of approximately 2%, from $3.5 billion at December 31, 2006 and an increase of $0.8 billion, or 29%, from $2.8 billion at March 31, 2006. Excluding The PrivateBank - Georgia, loans grew by 21% year over year. Company-wide, loan growth since December 31, 2006 has occurred primarily in the commercial real estate, commercial and construction categories. Loans grew by 2% from December 31, 2006.

The following table sets forth the composition of our loan portfolio net of unearned discount by category (in thousands) at the following dates:

	March 31, 2007	% loans to total loans	December 31, 2006	% loans to total loans	March 31, 2006	% loans to total loans
Loans
Commercial real estate	$1,577,420	44%	$1,539,038	44%	$1,176,817	42%
Multi-family	194,283	5%	212,863	6%	210,618	8%
Commercial	598,360	17%	563,155	16%	481,742	17%
Residential real estate	247,990	7%	262,107	8%	227,367	8%
Personal (1)	187,172	5%	192,397	5%	132,884	5%
Home Equity	133,479	4%	138,724	4%	133,814	5%
Construction	642,694	18%	591,704	17%	422,833	15%
Total loans, net of unearned discount	$3,581,398	100%	$3,499,988	100%	$2,786,075	100%
(1) Includes overdraft lines.

The following table sets forth the composition of our construction and commercial real estate loan portfolio net of unearned discount by property type and collateral location at March 31, 2007. The composition of the vacant land used as loan collateral is primarily farmland owned by high net worth clients or land in the process of being entitled for development.

							Loan Type
	Collateral Location						as a % of
Loan Type	Illinois	Missouri	Michigan	Wisconsin	Georgia	Other	total
Construction:
Residential 1-4 Family	6.93%	2.13%	0.69%	0.59%	2.83%	0.42%	13.59%
Multi-Family	3.86%	0.30%	0.02%	0.05%	0.00%	0.06%	4.29%
Hotel	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Other	4.54%	1.02%	0.65%	0.27%	1.17%	0.62%	8.27%
Total Construction	15.33%	3.45%	1.36%	0.91%	4.00%	1.10%	26.15%
Commercial Real Estate:
Vacant Land	10.10%	1.53%	2.33%	0.49%	0.62%	2.21%	17.28%
Residential 1-4 Family	3.81%	0.98%	1.05%	0.40%	0.01%	1.49%	7.74%
Multi-Family	6.13%	0.69%	0.44%	0.39%	0.08%	0.09%	7.82%
Mixed Use	2.72%	1.64%	1.78%	0.18%	1.76%	0.15%	8.23%
Office	6.75%	1.23%	2.83%	0.48%	1.39%	0.65%	13.33%
Warehouse	5.31%	0.14%	0.75%	0.13%	0.34%	0.60%	7.27%
Retail	4.42%	0.25%	1.41%	0.04%	0.51%	1.28%	7.91%
Other	2.48%	0.07%	0.73%	0.09%	0.11%	0.79%	4.27%
Total Commercial Real Estate	41.72%	6.53%	11.32%	2.20%	4.82%	7.26%	73.85%
Total Construction and Commercial Real Estate	57.05%	9.98%	12.68%	3.11%	8.82%	8.36%	100.00%

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

We maintain an allowance for loan losses sufficient to absorb credit losses inherent in our loan portfolio. The allowance for loan losses represents our estimate of probable losses in the portfolio at each balance sheet date and is supported by available and relevant information. The allowance contains provisions for probable losses that have been identified relating to specific borrowing relationships, as well as probable losses inherent in the loan portfolio and credit undertakings that are not specifically identified. Management’s application of the methodology for determining the allowance for loan losses resulted in an allowance for loan losses of $38.9 million at March 31, 2007 compared with $38.1 million at December 31, 2006. The increase in the allowance for loan losses from December 31, 2006 reflects management’s judgment about the comprehensive risk of real estate related lending in our various markets, the addition of new lending personnel as well as loan growth from all existing offices in 2007. We believe that the allowance for loan losses is adequate to provide for estimated probable credit losses inherent in our loan portfolio.

The allowance for loan losses as a percentage of total loans was 1.09% at March 31, 2007 and December 31, 2006 and 1.13% at March 31, 2006. Net charge-offs totaled $582,000 for the quarter ended March 31, 2007 versus net charge-offs of $144,000 in the prior year period. The provision for loan losses was $1.4 million for the three months ended March 31, 2007, versus $2.3 million in the prior year period. The key factors in determining the level of provision is our historical and anticipated charge-off rates and an analysis of credit ratings on the loans in our portfolio.

Following is a summary of changes in the allowance for loan losses for the three months ended March 31, 2007 and 2006 (in thousands):

	2007	2006
Balance, January 1	$38,069	$29,388
Provisions charged to earnings	1,406	2,253
Loans charged-off, net of recoveries	(582)	(144)
Balance, March 31	$38,893	$31,497

The following table shows our allocation of the allowance for loan losses by specific category at the dates shown.

	March 31, 2007		December 31, 2006		March 31, 2006
Allocation of the Allowance for Loan Losses ($ in thousands)	Amount	% of allowance to total allowance	Amount	% of loans to total loans	Amount	% of allowance to total allowance
Allocated Inherent Reserve:
Commercial Real Estate Loans	$20,201	52%	$19,570	50%	$15,622	50%
Commercial Loans	6,119	16%	5,984	16%	5,410	17%
Residential Loans	451	1%	479	1%	435	1%
Personal Loans	1,895	5%	1,877	5%	1,456	5%
Home Equity Loans	198	1%	218	1%	261	1%
Construction Loans	8,724	22%	7,509	20%	5,426	17%
Allocated Inherent Reserve	37,588	97%	35,637	93%	28,610	91%
Specific Reserve	314	1%	291	1%	100	0%
Unallocated Inherent Reserve	991	2%	2,141	6%	2,787	9%
Total Allowance for Loan Losses	$38,893	100%	$38,069	100%	$31,497	100%

The Company considered various qualitative and quantitative factors about the loan portfolio in determining the level of the allowance for loan losses. Under our methodology, the allowance for loan losses is comprised of the following components:

Allocated Inherent Component of the Reserve

The allocated portion of the allowance for loan losses is based on loan type and by loan risk within each loan type. The Company assigns each of its loans a risk rating at the time of loan origination and either confirms or changes the risk rating at the time of subsequent reviews, loan renewals or upon default. The loss allocations are based on a combination of a historical analysis of the Company’s losses and adjustment factors deemed relevant by management. The adjustment factors take into account banking industry-wide loss statistics, current facts and circumstances, and long-term economic trends. Our historical analysis includes a five-year migration analysis of the Company’s losses and the documentation of the loss adjustment factors was augmented.

The allocated inherent component of the reserve increased by $2.0 million during the first three months of 2007, from $35.6 million at December 31, 2006 to $37.6 million at March 31, 2007. The increase in the allocated portion of the reserve reflects higher loan volumes, particularly construction and commercial real estate loans.
Specific Component of the Reserve

For loans where management deems either the amount or the timing of the repayment to be significantly impaired, there are specific reserve allocations established. The specific reserve is based on a loan’s current value compared to the present value of its projected future cash flows, collateral value or market value, as is relevant for the particular loan pursuant to SFAS 114, “Accounting by Creditors for Impairment of a Loan.” The specific component of the reserve increased by $23,000 during the first three months of 2007 to $314,000 at March 31, 2007 after $582,000 in net charge-offs during the period. The specific component of the reserve was $291,000 at December 31, 2006.

Unallocated Inherent Components of the Reserve

The unallocated inherent component of the reserve is based on management’s review of other factors affecting the determination of probable losses inherent in the portfolio, which are not necessarily captured by the application of loss and loss adjustment factors. This portion of the reserve analysis involves the exercise of judgment and reflects consideration such as management’s view that the reserve should have a margin that recognizes the imprecision inherent in the process of estimating credit losses. Accordingly, based on management’s judgment, the unallocated inherent component of the reserve decreased by $1.2 million for the first three months of 2007, from $2.1 million at December 31, 2006 to $991,000 at March 31, 2007.

Nonperforming Assets

The following table classifies our non-performing assets as of the dates shown:

	3/31/07	12/31/06	9/30/06	6/30/06	3/31/06
	(dollars in thousands)
Nonaccrual loans	$4,816	$3,770	$588	$1,721	$3,228
Loans past due 90 days or more	5,124	5,137	1,260	1,262	1,080
Total nonperforming loans	9,940	8,907	1,848	2,983	4,308
Other real estate owned (“OREO”)	4,831	1,101	480	203	235
Total nonperforming assets	$14,771	$10,008	$2,328	$3,186	$4,543
Total nonaccrual loans to total loans	0.13%	0.11%	0.02%	0.06%	0.12%
Total nonperforming loans to total loans	0.28%	0.25%	0.06%	0.10%	0.15%
Total nonperforming assets to total assets	0.34%	0.23%	0.06%	0.09%	0.12%

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

Nonaccrual loans were $4.8 million at March 31, 2007 as compared to $3.8 million at December 31, 2006 and $3.2 million at March 31, 2006. Loans delinquent over 90 days remained relatively unchanged at $5.1 million at March 31, 2007 and December 31, 2006.

The $4.8 million of OREO property at March 31, 2007 is comprised of $2.4 million of property at The PrivateBank - Michigan, $1.7 million at The PrivateBank - St. Louis, $700,000 at The PrivateBank - Chicago, and $33,000 at The PrivateBank - Georgia. OREO is included in other assets on the balance sheet and we carry OREO at the fair value less estimated costs to sell. Of the $4.8 million in OREO property, $2.2 million is made up of constructions loans, $1.7 million is residential real estate loans, and the remaining $0.9 million is commercial and commercial real estate loans.

Investment Securities

The amortized cost and the estimated fair value of securities at March 31, 2007 and December 31, 2006, were as follows (in thousands):

	March 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investment Securities—Available for Sale
U. S. Agency Notes	$16,913	$6	$(4)	$16,915
U. S. Government Agency Mortgage-Backed Securities and Collateralized Mortgage Obligations	242,725	708	(2,626)	240,807
Tax-Exempt Municipal Securities	198,176	12,496	(2)	210,670
Taxable Municipal Securities	3,810	—	(2)	3,808
Federal Home Loan Bank Stock	5,578	—	—	5,578
Other	4,245	2	(1)	4,246
	$471,447	$13,212	$(2,635)	$482,024

	December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investment Securities—Available for Sale
U. S. Agency Notes	$30,022	$—	$—	$30,022
U. S. Government Agency Mortgage-Backed Securities and Collateralized Mortgage Obligations	245,962	593	(3,315)	243,240
Tax-Exempt Municipal Securities	199,058	11,975	(10)	211,023
Taxable Municipal Securities	3,810	—	(1)	3,809
Federal Home Loan Bank Stock	5,141	—	—	5,141
Other	3,547	—	—	3,547
	$487,540	$12,568	$(3,326)	$496,782

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

    All securities are classified as available-for-sale and may be sold as part of our asset/liability management strategy in response to changes in interest rates, liquidity needs or significant prepayment risk. Securities available-for-sale are carried at fair value, with related unrealized net gains or losses, net of deferred income taxes, recorded as an adjustment to equity capital. At March 31, 2007, reported stockholders’ equity reflected unrealized securities gains net of tax of $6.6 million. This represented a decrease of $705,000 from unrealized securities gains net of tax of $5.9 million at December 31, 2006. As of March 31, 2007, the Company has the intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in value and has made a determination not to sell any securities in an unrealized loss position.

    During the first quarter 2007, our investment securities portfolio decreased 3% to $482.0 million from $496.8 million at the end of the fourth quarter 2006, and down 29% from $682.4 million at March 31, 2006. The decrease in our investment portfolio from December 31, 2006 is primarily due to the sale of agency notes at The PrivateBank - Georgia. The sale proceeds were used to fund growth in the loan portfolio. The decrease in our investment securities portfolio from the prior year first quarter is due to the redemption of $138.5 million of FHLB (Chicago) stock during the second quarter 2006 and the sale of other securities at market. Securities sold consist primarily of selected municipal bonds and mortgage-backed securities and collateralized mortgage obligations. With the withdrawal from the FHLB (Chicago) in the second quarter and the change in the interest rate environment, adjustments to the investment portfolio worked to maintain the desired asset/liability position. During the third quarter 2006, the Company also retired an interest rate swap that previously was used to hedge its investment position in municipal bonds.

Deposits and Funds Borrowed

    The following table presents the balances of deposits by category and each category as a percentage of total deposits at March 31, 2007 and December 31, 2006:

	March 31,		December 31,
	2007		2006
	Balance	Percent of Total	Balance	Percent of Total
	(dollars in thousands)
Non-interest bearing demand	$ 312,648	8%	$ 300,689	8%
Savings	13,161	1%	13,977	1%
Interest-bearing demand	144,812	4%	152,323	4%
Money market	1,472,622	41%	1,561,103	44%
Brokered deposits	631,689	18%	589,321	17%
Other time deposits	1,007,889	28%	933,600	26%
Total deposits	$3,582,821	100%	$3,551,013	100%

    Total deposits of $3.6 billion at March 31, 2007 represent an increase of $31.8 million, as compared to total deposits of $3.6 billion as of December 31, 2006. The increase in deposits during the first quarter is primarily due to an increase in demand and other time deposit accounts. Core deposit growth, which represents total deposits less brokered deposits, were $3.0 billion at March 31, 2007 and at 2006 year end, compared to $2.2 billion at March 31, 2006. Excluding The PrivateBank - Georgia, core deposits grew by 25% year over year.

    We continue to utilize brokered deposits as a source of funding for growth in the loan portfolio. Brokered deposits were $631.7 million at March 31, 2007, down from $704.6 million at March 31, 2006 and up from $589.3 million at December 31, 2006. Our brokered deposits to total deposits ratio was 18% at March 31, 2007 compared to 17% at December 31, 2006. We have issued certain brokered deposits that include call option provisions, which provide us with the opportunity to redeem the certificates of deposit on a specified date prior to the contractual maturity date.

    As of March 31, 2007, we held thirteen outstanding brokered deposits containing unexercised call provisions. We have brokered deposits with fifteen different brokers and we receive periodic information from other brokers regarding potential deposits. The scheduled maturities of brokered deposits, net of unamortized prepaid broker commissions, as of March 31, 2007, for the upcoming 2007 and 2008 quarters and fiscal years 2009 through 2011 and thereafter, are as follows:

Scheduled Maturities of Brokered Deposits
net of unamortized prepaid brokered commissions
at March 31, 2007

Maturity Date	Rate (1)	3/31/2007
(in thousands)
2nd quarter 2007	5.16%	$182,857
3rd quarter 2007	5.30%	143,316
4th quarter 2007	5.46%	76,221
1st quarter 2008 (2)	5.20%	74,943
2008	5.20%	15,251
2009-2010 (3)	4.61%	49,144
2011 and thereafter (4) (5)	5.19%	91,703
Unamortized prepaid broker commissions		(1,746)
Total brokered deposits, net of unamortized prepaid broker commissions		$631,689

(1)	Represents the all-in rate of each brokered deposit.
(2)	This tranche includes one callable deposit: a $14.8 million brokered deposit with a maturity date of 3/26/2008, which is callable monthly.
(3)
This tranche includes two callable deposits: a $4.9 million brokered deposit with a maturity of 6/12/2009, which is callable monthly and a $1.6 million brokered deposit with a maturity date of 5/19/2010 callable quarterly.

(4)
This tranche includes several callable deposits: a $3.5 million brokered deposit with a maturity date of 11/19/2012 callable semi-annually; a $9.7 million brokered deposit with a maturity date of 2/11/2013 callable monthly; a $9.9 million brokered deposit with a maturity date of 1/21/2014 callable monthly; a $9.9 million brokered deposit with a maturity date of 12/17/2014 callable monthly; a $7.1 million brokered deposit with a maturity of 1/28/2015 callable semi-annually; a $11.7 million brokered deposit with a maturity date of 2/27/2019 callable monthly; $9.1 million brokered deposit with a maturity date of 3/12/2024 callable semi-annually; a $8.2 million brokered deposit with a maturity date of 4/23/2024 callable monthly; and a $6.6 million brokered deposit with a maturity date of 6/30/2025, an original call date of 12/30/2005, and semi-annually thereafter.

(5)	This segment includes a zero coupon brokered deposit with a maturity date of 3/18/2024, an effective yield of 5.55% and callable semi-annually.

Funds borrowed, which include federal funds purchased, FHLB advances, borrowings under our credit facility, and convertible senior notes, increased 19% to $334.1 million, from $281.7 million at December 31, 2006. On March 14 and March 20, 2007 the Company issued a total of $115.0 million of contingent convertible senior notes to qualified institutional investors. The notes are senior, unsecured obligations of PrivateBancorp and pay interest on March 15 and September 15 each year at a rate of 3.625 % per year. The notes will mature on March 15, 2027, and will be convertible under certain circumstances into cash and, if applicable, shares of PrivateBancorp’s common stock at an initial conversion price of $45.05 per share. A portion of the net proceeds from the notes were used during the first quarter to pay down $41.5 million of the senior debt facility and approximately $7.5 million of the net proceeds were used to repurchase 213,200 shares of common stock. The Company will use the remaining net proceeds for working capital and other general corporate purposes.

Membership in the FHLB system gives us the ability to borrow funds from the FHLB (Des Moines), the FHLB (Indianapolis), and the FHLB (Atlanta) under a variety of programs. We have periodically used the services of the FHLB for funding needs and other correspondent services. Our withdrawal as a member of the FHLB (Chicago) was completed during the second quarter 2006. Therefore, we are no longer able to borrow funds or participate in any of the other programs of the FHLB (Chicago); however, we anticipate that we will continue to be members of, and to take advantage of the programs offered by, the FHLB (Des Moines), the FHLB (Indianapolis), and the FHLB (Atlanta). At March 31, 2007 our FHLB borrowings consisted of $47.0 million from the FHLB (Indianapolis), $22.5 million from the FHLB (Atlanta), and $24.0 million from the FHLB (Des Moines). The FHLB requires us to pledge collateral in connection with obtaining FHLB advances. Our pledged collateral consists of residential real estate loans and certain qualifying multi-family loans and investment securities.

As of March 31, 2007 the Company had a credit facility with a correspondent bank comprised of a $65.0 million senior debt facility and $50.0 million of subordinated debt. The senior debt facility is comprised of a $250,000 term loan with a maturity date of December 31, 2017 and a revolving loan with a maturity date of December 31, 2007. Management expects to renew the revolving loan on an annual basis. The subordinated debt matures on December 31, 2017. The interest rate on the senior debt facility resets quarterly, and is based on, at the Company’s option, either the correspondent bank’s prime rate or three-month LIBOR plus 120 basis points, with a floor of 3.50%. The interest rate on the subordinated debt resets quarterly, and is equal to three-month LIBOR plus 135 basis points, with a floor of 3.50%. The subordinated debt qualifies as Tier 2 capital under applicable rules and regulations promulgated by the Board of Governors of the Federal Reserve System. On April 3, 2007 we modified the terms of our agreement increasing the subordinated debt to $75.0 million and lowering the senior debt facility to $40.0 million.

At March 31, 2007, the Company had $250,000 outstanding on the senior debt facility and $50.0 million of subordinated debt outstanding. The credit facility is used for general corporate and other working capital purposes.

Capital Resources

Stockholders’ equity was $299.7 million at March 31, 2007, an increase of $2.6 million from December 31, 2006 stockholders’ equity of $297.1 million, due primarily to first quarter net income of $9.0 million and an increase in treasury stock of $7.8 million as a result of the repurchase of approximately 221,000 shares by the Company of its stock during the first quarter 2007.

At March 31, 2007, $97.6 million of our total $101.0 million outstanding trust preferred securities were treated as Tier 1 capital. The Company and its banking subsidiaries are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors, and the regulators can lower classifications in certain areas. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements.

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

The following table sets forth our consolidated regulatory capital amounts and ratios as of March 31, 2007 and 2006, and December 31, 2006:

	March 31,						December 31,
	2007			2006			2006
	Capital	“Well-capital-ized” Standard	Excess/ (Deficit) Capital	Capital	“Well-capital-ized” Standard	Excess/ (Deficit) Capital	Capital	“Well-capital-ized” Standard	Excess/ (Deficit) Capital
Dollar basis:
Tier 1 leverage capital	$290,251	$208,677	$81,574	$248,929	$173,720	$75,209	$287,889	$191,691	$96,198
Tier 1 risk-based capital	290,251	219,653	70,598	248,929	177,048	71,881	287,889	214,324	73,565
Total risk-based capital	382,491	366,088	16,403	310,081	295,080	15,001	369,903	357,207	12,696
Percentage basis:
Leverage ratio	6.95%	5.00%		7.16%	5.00%		7.51%	5.00%
Tier 1 risk-based capital ratio	7.93	6.00		8.44	6.00		8.06	6.00
Total risk-based capital ratio	10.45	10.00		10.51	10.00		10.36	10.00
Total equity to total assets	6.90			6.61			6.97

To be considered “well-capitalized,” an entity must maintain a leverage ratio of at least 5.0%, a Tier 1 risk-based capital ratio of at least 6.0%, and a total risk-based capital ratio of at least 10.0%. To be “adequately capitalized,” a bank must maintain a leverage ratio of at least 4.0%, a Tier 1 risk-based capital ratio of at least 4.0%, and a total risk-based capital ratio of at least 8.0%. At March 31, 2007, the Company and each of the banking subsidiaries exceeded the minimum levels of all regulatory capital requirements, and were considered “well-capitalized” under regulatory standards.

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

Net cash provided by operations totaled $3.2 million in the three months ended March 31, 2007 compared to net cash used in operations of $5.5 million in the prior year period. Net cash outflows from investing activities totaled $66.9 million in the first three months of 2007 compared to a net cash outflow of $174.1 million in the prior year period primarily due to loan growth, securities sales and reduced securities purchases. Cash inflows from financing activities in the first three months of 2007 totaled $75.5 million compared to a net inflow of $170.1 million in the first three months of 2006.

In the event of short-term liquidity needs, our banking subsidiaries may purchase federal funds from correspondent banks and our investment portfolio can be used as a source of liquidity. Additionally, membership in the FHLB System gives the banking subsidiaries the ability to borrow funds from the FHLBs (Atlanta, Des Moines, and Indianapolis) for short- or long-term purposes under a variety of programs. Our asset/liability policy currently limits our use of brokered deposits to levels no more than 40% of total deposits. Brokered deposits have increased to 18% of total deposits at March 31, 2007 compared to 17% of total deposits at December 31, 2006 and decreased from 24% of total deposits at March 31, 2006. We do not expect our 40% threshold limitation to limit our ability to implement our growth plan.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Risk Management

We are exposed to market risk from changes in interest rates that could affect our results of operations and financial condition. We manage our exposure to these market risks through our regular operating and financing activities. We occasionally use derivative financial instruments as a risk management tool to hedge interest rate risk.

Interest Rate Risk

To manage the interest rate mix of our balance sheet and related cash flows, we have the ability to use a combination of financial instruments, including medium-term and short-term financings, variable-rate debt instruments, fixed rate loans and securities and, to a lesser extent, interest rate swaps. Approximately 67% of the loan portfolio is indexed to the prime rate of interest or otherwise adjusts with other short-term interest rates. Changes in market rates and the shape of the yield curve may give us the opportunity to make changes to our investment security portfolio as part of our asset/liability management strategy.

 We have not changed our interest rate risk management strategy from December 31, 2006 and do not foresee or expect any significant changes in our exposure to interest rate fluctuations, but we will continue to consider the use of interest rate swaps on our debt obligations in the future depending on changes in market rates of interest.

Asset/Liability Management Policy

As a continuing part of our financial strategy, we attempt to manage the impact of fluctuations in market interest rates on our net interest income. This effort entails providing a reasonable balance between interest rate risk, credit risk, liquidity risk and maintenance of yield. Asset/liability management policy is established by our investment committee of our Board of Directors and is monitored by management. The policy sets standards within which we are expected to operate. These standards include guidelines for exposure to interest rate fluctuations, liquidity, loan limits as a percentage of funding sources, exposure to correspondent banks and brokers, and reliance on non-core deposits. The policy also states our reporting requirements to our Board of Directors. The investment policy complements the asset/liability management policy by establishing criteria by which we may purchase securities. These criteria include approved types of securities, brokerage sources, terms of investment, quality standards, and diversification.

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

The following tables illustrate our estimated interest rate sensitivity and periodic and cumulative gap positions calculated as of March 31, 2007 and December 31, 2006:

	March 31, 2007 Time to Maturity or Repricing
	0-90 days	91-365 days	1-5 years	Over 5 years	Total
	(dollars in thousands)
Interest-Earning Assets
Net loans	$ 2,214,548	$ 418,550	$ 868,491	$ 40,916	$ 3,542,505
Investments	21,648	63,627	207,713	181,796	474,784
FHLB stock	5,578	--	--	--	5,578
Federal funds sold	5,343	--	--	--	5,343
Total interest-earning assets	$ 2,247,117	$ 482,177	$ 1,076,204	$ 222,712	$ 4,028,210
Interest-Bearing Liabilities
Interest-bearing demand deposits	$ --	$ --	$ --	$ 144,812	$ 144,812
Savings deposits	13,161	--	--	--	13,161
Money market deposits	1,472,622	--	--	--	1,472,622
Time deposits	460,371	438,420	108,895	203	1,007,889
Brokered deposits	181,247	294,344	67,009	89,089	631,689
Funds borrowed	135,876	25,000	261,785	12,500	435,161
Total interest-bearing liabilities	$ 2,263,277	$ 757,764	$ 437,689	$ 246,604	$ 3,705,334
Cumulative
Rate sensitive assets (RSA)	$ 2,247,117	$ 2,729,294	$ 3,805,498	$ 4,028,210
Rate sensitive liabilities (RSL)	2,263,277	3,021,040	3,458,729	3,705,334
GAP (GAP=RSA-RSL)	(16,160)	(291,746)	346,769	322,876
RSA/RSL	99.29%	90.34%	110.03%	108.71%
RSA/Total assets	51.73%	62.83%	87.61%	92.73%
RSL/Total assets	52.10%	69.55%	79.62%	85.30%
GAP/Total assets	-0.37%	-6.72%	7.98%	7.43%
GAP/Total RSA	-0.40%	-7.24%	8.61%	8.02%
	December 31, 2006 Time to Maturity or Repricing
	0-90 days	91-365 days	1-5 years	Over 5 years	Total
	(dollars in thousands)
Interest-Earning Assets
Net loans	$2,115,048	$357,609	$927,626	$61,635	$ 3,461,918
Investments	14,779	61,353	206,369	208,289	490,790
FHLB stock	5,141	—	—	—	5,141
Federal funds sold	32,546	—	—	—	32,546
Total interest-earning assets	$2,167,514	$418,962	$1,133,995	$269,924	$ 3,990,395
Interest-Bearing Liabilities
Interest-bearing demand deposits	$—	$—	$—	$152,323	$ 152,323
Savings deposits	13,977	—	—	—	13,977
Money market deposits	1,561,103	—	—	—	1,561,103
Time deposits	388,757	431,567	113,080	195	933,599
Brokered deposits	199,198	208,358	89,761	92,004	589,321
Funds borrowed	119,231	65,250	150,785	47,500	382,766
Total interest-bearing liabilities	2,282,266	705,175	353,626	292,022	3,633,089
Cumulative
Rate sensitive assets (RSA)	$2,167,514	2,586,476	3,720,471	3,990,395
Rate sensitive liabilities (RSL)	2,282,266	2,987,441	3,341,067	3,633,089
GAP (GAP=RSA-RSL)	(114,752)	(400,965)	379,404	357,306
RSA/RSL	94.97%	86.58%	111.36%	109.83%
RSA/Total assets	50.83%	60.65%	87.24%	93.57%
RSL/Total assets	53.52%	70.05%	78.35%	85.20%
GAP/Total assets	-2.69%	-9.40%	8.89%	8.38%
GAP/Total RSA	-2.88%	-10.05%	9.51%	8.95%

    The following table shows the impact of immediate 200 and 100 basis point changes in interest rates as of March 31, 2007 and December 31, 2006. The effects are determined through the use of a simulation model based on our interest-earning asset and interest-bearing liability portfolios, assuming the size of these portfolios remains constant from the balance sheet date throughout the one-year measurement period. The simulation assumes that assets and liabilities accrue interest on their current pricing basis. Assets and liabilities then reprice based on their terms and remain at that interest rate through the end of the measurement period. The model attempts to illustrate the potential change in net interest income if the foregoing occurred.

	March 31, 2007				December 31, 2006
Percentage change in net interest income due to an immediate 100 and 200 basis point change in interest rates over a one-year time horizon	-200 Basis Points	-100 Basis Points	+100 Basis Points	+200 Basis Points	-200 Basis Points	-100 Basis Points	+100 Basis Points	+200 Basis Points
	-8.1%	-3.9%	2.8%	5.5%	-7.3%	-3.5%	2.2%	4.1%

This table shows that if there had been an instantaneous parallel shift in the yield curve of +100 basis points on March 31, 2007, net interest income would increase by 2.8% over a one-year period, as compared to a net interest income increase of 2.2% if there had been an instantaneous parallel shift of +100 basis points at December 31, 2006. The measurement of a +200 basis point instantaneous parallel shift in the yield curve at March 31, 2007 would result in an increase in net interest income of 5.5% over a one-year period as compared to 4.1% measured on the basis of the December 31, 2006 portfolio. At March 31, 2007, if there had been an instantaneous parallel shift in the yield curve of -100, we would have suffered a decline in net interest income of 3.9%, as compared to a 3.5% decline measured on the basis of the December 31, 2006 portfolio. At March 31, 2007, if there had been an instantaneous parallel shift in the yield curve of -200, we would have suffered a decline in net interest income of 8.1%, as compared to a 7.3% decline measured on the basis of the December 31, 2006 portfolio.

Changes in the effect on net interest income from a 100 and 200 basis point movement at March 31, 2007, compared to December 31, 2006 are due to the timing and nature of the repricing of rate sensitive assets to rate sensitive liabilities within the one year time frame.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2007 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Company include, but are not limited to, fluctuations in market rates of interest and loan and deposit pricing in the Company’s market areas, the effect of continued margin pressure on our earnings, deterioration in asset quality due to an economic downturn in the greater Chicago, Detroit, Milwaukee, St. Louis, Kansas City or Atlanta metropolitan areas, developments pertaining to the previously-announced employee fraud, the dollar amount of recovery, if any, on any insurance bond claim relating to the employee fraud, legislative or regulatory changes, adverse developments in the Company’s loan or investment portfolios, slower than anticipated growth of the Company’s business or unanticipated business declines, unforeseen difficulties in the continued integration of The PrivateBank - Georgia or higher than expected operational costs, failure to get regulatory approval for a de novo federal savings bank in Kansas City, competition, failure to improve operating efficiencies through expense controls, and the possible dilutive effect of potential acquisitions, expansion or future capital raises. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. The Company assumes no obligation to update publicly any of these statements in light of future events unless required under the federal securities laws.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by the Company during the quarter ended March 31, 2007 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

Period	(a) Total Number of Shares Purchased	(b) Average Price paid per Share	(c) Total Number of Shares Purchased as part of publicly announced Plans or Programs	(d) Maximum Number of Shares that may be purchased under the Plans/Program (2)
01/01/2007 - 01/31/2007	6,754 (1)	37.39	6,754 (1)	222,792
02/01/2007 - 02/28/2007	778 (1)	37.14	778 (1)	222,792
03/01/2007 - 03/31/2007	213,200	35.33	213,200	286,800
Total	220,732	35.40	220,732	286,800

(1)       Represents shares acquired by the Company in payment of the exercise price and/or withholding taxes in connection with the exercise of certain employee/director stock options.
(2)  On July 25, 2001, the Company’s Board of Directors approved the repurchase by the Company of up to an aggregate of 231,192 shares of its common stock. Subsequently on March 7, 2007, the Board of Directors approved the repurchase of a total aggregate of 500,000 shares by the Company. Unless terminated or amended earlier by the Board of Directors, this authorization will expire when the Company has repurchased all 500,000 shares authorized for issuance.

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

3.2
Amended and Restated Certificate of Incorporation of PrivateBancorp, Inc., as amended (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 000-25887) and incorporated herein by reference).

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

4.2
Indenture, dated March 14, 2007, between the Company and LaSalle Bank National Association, as Trustee (filed as an exhibit to the Company’s Current Report on Form 8-K dated March 14, 2007 (File No. 000-25887) and incorporated herein by reference).

4.3	Form of 3-5/8% Contingent Convertible Senior Note due 2027 (included in Exhibit 4.2).
4.4
Registration Rights Agreement, dated March 14, 2007, between the Company and the Initial Purchaser (filed as an exhibit to the Company’s Current Report on Form 8-K dated March 14, 2007 (File No. 000-25887) and incorporated herein by reference).

15.0	Acknowledgment of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.0	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Report of Independent Registered Public Accounting Firm.

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

Date: May 10, 2007