Form 10-Q
period 2007-08-08
PRIVATEBANCORP, INC
filed 2007-08-08
CIK 889936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
࿶ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes࿶ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 1, 2007
Common, no par value	22,127,083

PRIVATEBANCORP, INC.

FORM 10-Q Quarterly Report

SELECTED FINANCIAL DATA

The following table summarizes certain selected unaudited consolidated financial information of PrivateBancorp, Inc. at or for the periods indicated. This information should be read in conjunction with the unaudited consolidated financial statements and related notes included pursuant to Item 1 of this report.

	Quarter Ended
	06/30/07	03/31/07	12/31/06 (1)	09/30/06	06/30/06
	(dollars in thousands, except per share data)
Selected Statement of Income Data:
Interest income:
Loans, including fees	$70,732	$68,886	$64,418	$60,361	$55,127
Securities	5,938	5,937	5,274	6,367	7,781
Federal funds sold and interest-bearing deposits	239	238	320	116	199
Total interest income	76,909	75,061	70,012	66,844	63,107
Interest expense:
Interest-bearing demand deposits	437	596	570	569	364
Savings and money market deposit accounts	16,667	17,062	16,142	14,499	13,089
Brokered deposits and other time deposits	21,237	19,777	19,062	17,736	15,828
Funds borrowed	4,872	4,084	2,840	2,398	2,387
Trust preferred securities	1,585	1,567	1,601	1,602	1,577
Total interest expense	44,798	43,086	40,215	36,804	33,245
Net interest income	32,111	31,975	29,797	30,040	29,862
Provision for loan losses	2,958	1,406	707	1,494	2,382
Net interest income after provision for loan losses	29,153	30,569	29,090	28,546	27,480
Non-interest income:
Wealth management income	4,024	3,826	3,615	3,477	3,603
Mortgage banking income	1,229	1,314	807	804	1,005
Other income	1,803	1,126	1,172	1,351	2,616
Securities (losses) gains, net	(97)	79	(1)	1,212	(1,007)
(Losses) gains on interest rate swap	--	--	--	(904)	413
Total non-interest income	6,959	6,345	5,593	5,940	6,630
Non-interest expense:
Salaries and employee benefits	12,734	13,729	12,205	10,864	10,325
Occupancy expense	3,160	2,790	2,733	2,639	2,214
Professional fees	1,610	1,715	1,976	1,866	1,955
Wealth management fees	868	782	686	774	799
Marketing	1,330	1,289	1,137	1,159	1,083
Data processing	984	901	999	788	764
Insurance	363	352	337	349	323
Amortization of intangibles	242	243	169	152	153
Other operating expenses	2,019	1,564	2,321	1,420	1,318
Total non-interest expense	23,310	23,365	22,563	20,011	18,934
Minority interest expense	95	90	82	85	86
Income before income taxes	12,707	13,459	12,038	14,390	15,090
Income tax expense	3,956	4,423	2,986	4,596	5,077
Net income	$8,751	$9,036	$9,052	$9,794	$10,013
Per Share Data:
Basic earnings	$0.41	$0.42	$0.43	$0.48	$0.48
Diluted earnings	0.40	0.41	0.42	0.46	0.47
Dividends	0.075	0.075	0.060	0.060	0.060
Book value (at end of period)	14.19	13.92	13.83	12.73	12.08

Footnotes begin on page 3.

	Quarter Ended
	06/30/07	03/31/07	12/31/06 (1)	09/30/06	06/30/06
Selected Financial Data (at end of period):
Total securities(2)	$495,854	$482,024	$496,782	$458,869	$499,801
Total loans	3,705,339	3,581,398	3,499,988	3,136,634	2,956,026
Total assets	4,486,010	4,343,872	4,264,424	3,877,593	3,652,267
Total deposits	3,638,545	3,582,821	3,551,013	3,238,822	3,125,774
Funds borrowed	407,696	334,128	281,733	235,858	133,163
Trust preferred securities	101,033	101,033	101,033	101,033	101,033
Total stockholders’ equity	306,109	299,672	297,124	265,227	250,800
Wealth management assets under management	3,119,878	2,952,227	2,902,205	2,780,121	2,686,255
Selected Financial Ratios and Other Data:
Performance Ratios:
Net interest margin(3)(9)	3.19%	3.26%	3.25%	3.47%	3.55%
Net interest spread(4)	2.76	2.84	2.77	2.97	3.09
Non-interest income to average assets	0.64	0.60	0.56	0.63	0.73
Non-interest expense to average assets	2.13	2.22	2.27	2.13	2.08
Net overhead ratio(5)	1.49	1.62	1.71	1.50	1.35
Efficiency ratio(6)(9)	58.1	59.3	61.9	53.9	50.3
Return on average assets(7)	0.80	0.86	0.91	1.04	1.10
Return on average equity(8)	11.66	12.37	13.61	15.43	16.65
Fee income to total revenue(10)	18.01	16.39	15.81	15.79	19.48
Dividend payout ratio	18.64	18.50	14.44	12.96	12.65
Asset Quality Ratios:
Nonperforming loans to total loans	0.72%	0.28%	0.25%	0.06%	0.10%
Allowance for loan losses to:
total loans	1.11	1.09	1.09	1.11	1.13
Nonperforming loans	155	391	427	1,877	1,122
Net charge-offs to average total loans	0.06	0.07	0.01	0.04	0.05
Nonperforming assets to total assets	0.70	0.34	0.23	0.06	0.09
Non-accrual loans to total loans	0.56	0.13	0.11	0.02	0.06
Balance Sheet Ratios:
Loans to deposits	101.8%	100.0%	98.6%	96.8%	94.6%
Average interest-earning assets to average interest-bearing liabilities	109.9	109.8	111.3	112.2	111.9
Capital Ratios:
Total equity to total assets	6.82%	6.90%	6.97%	6.84%	6.87%
Total risk-based capital ratio	10.63	10.45	10.36	10.71	10.66
Tier 1 risk-based capital ratio	8.06	7.93	8.06	8.53	8.52
Leverage ratio	7.08	6.95	7.51	7.26	7.33

(1)	Financial results for the quarter ended December 31, 2006 include the impact of The PrivateBank - Georgia as of the date of acquisition, December 13, 2006.
(2)	For all periods, the entire securities portfolio was classified as “Available for Sale.”
(3)	Net interest income, on a tax-equivalent basis, divided by average interest-earning assets.
(4)	Tax equivalent yield on average interest-earning assets less rate on average interest-bearing liabilities.
(5)	Non-interest expense less non-interest income divided by average total assets.
(6)	Non-interest expense divided by the sum of net interest income, on a tax equivalent basis, plus non-interest income.
(7)	Net income divided by average total assets.
(8)	Net income divided by average common equity.

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

Reconciliation of net interest income to net interest income on a tax equivalent basis
	2Q07	1Q07	4Q06	3Q06	2Q06
Net interest income	$32,111	$31,975	$29,797	$30,040	$29,862
Tax equivalent adjustment to net interest income	1,072	1,073	1,058	1,166	1,173
Net interest income, tax equivalent basis	33,183	$33,048	$30,855	$31,206	$31,035

(10)	Wealth management, mortgage banking and other income as a percentage of the sum of net interest income and wealth management, mortgage banking and other income.

Part I

Item 1. Financial Statements

PRIVATEBANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30, 2007	December 31, 2006	June 30, 2006
	(unaudited)		(unaudited)
Assets
Cash and due from banks	$63,074	$42,428	$46,625
Federal funds sold and other short-term investments	19,672	36,969	1,496
Total cash and cash equivalents	82,746	79,397	48,121
Loans held for sale	20,905	14,515	6,443
Available-for-sale securities, at fair value	495,854	496,782	499,801
Loans, net of unearned discount	3,705,339	3,499,988	2,956,026
Allowance for loan losses	(41,280)	(38,069)	(33,490)
Net loans	3,664,059	3,461,919	2,922,536
Goodwill	93,043	93,043	63,176
Premises and equipment, net	23,415	21,413	17,902
Accrued interest receivable	23,554	23,490	19,197
Other assets	82,434	73,865	75,091
Total assets	$4,486,010	$4,264,424	$3,652,267
Liabilities and Stockholders’ Equity
Demand deposits:
Non-interest-bearing	$303,455	$300,689	$273,003
Interest-bearing	150,234	152,323	127,445
Savings and money market deposit accounts	1,505,303	1,575,080	1,277,067
Brokered deposits	630,905	589,321	747,980
Other time deposits	1,048,558	933,600	700,279
Total deposits	3,638,545	3,551,013	3,125,774
Funds borrowed	407,696	281,733	133,163
Trust preferred securities	101,033	101,033	101,033
Accrued interest payable	14,334	16,071	13,536
Other liabilities	18,293	17,450	27,961
Total liabilities	$4,179,901	$3,967,300	$3,401,467
Stockholders’ Equity
Preferred stock, 1,000,000 shares authorized	—	—	--
Common stock, without par value, $1 stated value; 39,000,000 shares authorized; 22,132,645, 22,035,050, and 21,198,759 shares issued and outstanding as of June 30, 2007, December 31, 2006 and June 30, 2006, respectively	21,568	21,481	20,770
Treasury stock	(13,148)	(5,254)	(3,812)
Additional paid-in-capital	157,960	153,487	126,054
Retained earnings	136,057	121,539	105,269
Accumulated other comprehensive income	3,672	5,871	2,519
Total stockholders’ equity	306,109	297,124	250,800
Total liabilities and stockholders’ equity	$4,486,010	$4,264,424	$3,652,267

The accompanying notes to consolidated financial statement are an integral part of these statements.

PRIVATEBANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except share and per share data)
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Interest Income
Loans, including fees	$70,732	$55,127	$139,618	$104,037
Federal funds sold and interest-bearing deposits	239	199	477	286
Securities:
Taxable	3,594	5,215	7,183	10,998
Exempt from federal income taxes	2,344	2,566	4,692	5,133
Total interest income	76,909	63,107	151,970	120,454
Interest Expense
Deposits:
Interest-bearing demand	437	364	1,033	605
Savings and money market	16,667	13,089	33,729	24,552
Brokered and other time	21,237	15,828	41,014	28,676
Funds borrowed	4,872	2,387	8,956	5,855
Trust preferred securities	1,585	1,577	3,152	3,129
Total interest expense	44,798	33,245	87,884	62,817
Net interest income	32,111	29,862	64,086	57,637
Provision for loan losses	2,958	2,382	4,364	4,635
Net interest income after provision for loan losses	29,153	27,480	59,772	53,002
Non-interest Income
Wealth management income	4,024	3,603	7,850	6,763
Mortgage banking income	1,229	1,005	2,543	1,728
Other income	1,803	2,616	2,929	3,755
Securities losses, net	(97)	(1,007)	(18)	(1,585)
Gains on interest rate swap	--	413	--	968
Total non-interest income	6,959	6,630	13,304	11,629
Non-interest Expense
Salaries and employee benefits	12,734	10,325	26,463	20,861
Occupancy expense, net	3,160	2,214	5,950	4,383
Professional fees	1,610	1,955	3,325	2,971
Wealth management fees	868	799	1,650	1,205
Marketing	1,330	1,083	2,619	1,996
Data processing	984	764	1,885	1,530
Postage, telephone & delivery	412	351	815	725
Insurance	363	323	714	632
Amortization of intangibles	242	153	485	307
Other non-interest expense	1,607	967	2,769	1,882
Total non-interest expense	23,310	18,934	46,675	36,492
Minority interest expense	95	86	185	163
Income before income taxes	12,707	15,090	26,166	27,976
Income tax provision	3,956	5,077	8,379	8,976
Net income	$8,751	$10,013	$17,787	$19,000
Basic earnings per share	$0.41	$0.48	$0.84	$0.92
Diluted earnings per share	0.40	0.47	0.81	0.88
Dividends per share	0.075	0.060	0.150	0.120

The accompanying notes to consolidated financial statement are an integral part of these statements.

PRIVATEBANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2007 AND 2006 (UNAUDITED)
(In thousands, except per share data)

	Common Stock	Treasury Stock	Additional paid-in-capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance, January 1, 2006	$20,492	$(2,728)	$122,157	$88,794	$7,434	$236,149
Net income	—	—	—	19,000	—	19,000
Net decrease in fair value of securities classified as available-for-sale, net of income taxes and reclassification adjustments	—	—	—	—	(4,915)	(4,915)
Total comprehensive income	—	—	—	19,000	(4,915)	14,085
Cash dividends declared ($0.120 per share)	—	—	—	(2,525)	—	(2,525)
Issuance of common stock	222	—	784	—	—	1,006
Acquisition of treasury stock	56	(1,084)	499	—	—	(529)
Share-based payment expense	—	—	1,937	—	—	1,937
Excess tax benefit from share-based payments	—	—	677	—	—	677
Balance, June 30, 2006	$20,770	$(3,812)	$126,054	$105,269	$2,519	$250,800
Balance, January 1, 2007	$21,481	$(5,254)	$153,487	$121,539	$5,871	$297,124
Net income	—	—	—	17,787	—	17,787
Net decrease in fair value of securities classified as available-for-sale, net of income taxes and reclassification adjustments	—	—	—	—	(2,199)	(2,199)
Total comprehensive income	—	—	—	17,787	(2,199)	15,588
Cash dividends declared ($0.150 per share)	—	—	—	(3,269)	—	(3,269)
Issuance of common stock	65	—	496	—	—	561
Acquisition of treasury stock	22	(7,894)	204	—	—	(7,668)
Share-based payment expense	—	—	3,516	—	—	3,516
Excess tax benefit from share-based payments	—	—	257	—	—	257
Balance, June 30, 2007	$21,568	$(13,148)	$157,960	$136,057	$3,672	$306,109

The accompanying notes to consolidated financial statement are an integral part of these statements.

PRIVATEBANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2007 AND 2006 (UNAUDITED)
(In thousands)
	Six months ended June 30,
	2007	2006
Cash flows from operating activities
Net income	$17,787	$19,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,688	1,477
Provision for loan losses	4,364	4,635
Net loss on sale of securities	18	1,585
Gains on interest rate swap	--	(968)
Net increase in loans held for sale	(6,390)	(1,174)
(Decrease) Increase in deferred loan fees	(353)	566
Share-based payment expense	3,516	1,937
Change in minority interest	185	163
Increase in accrued interest receivable	(64)	(2,555)
(Decrease) Increase in accrued interest payable	(1,737)	4,769
Increase in other assets	(7,437)	(6,540)
Increase (Decrease) in other liabilities	657	(4,389)
Total adjustments	(5,553)	(494)
Net cash provided (used) by operating activities	12,234	18,506
Cash flows from investing activities
Proceeds from maturities, paydowns, and sales of available-for-sale securities	45,695	104,445
Purchase of securities available-for-sale	(48,169)	(55,780)
Redemption of FHLB (Chicago) Stock	--	138,506
Net loan principal advanced	(206,105)	(349,008)
Premises and equipment expenditures	(3,691)	(7,628)
Net cash used by investing activities	(212,270)	(169,465)
Cash flows from financing activities
Net increase in total deposits	87,544	302,437
Proceeds from equity transactions	787	1,562
Excess tax benefit from share-based payments	257	677
Acquisition of treasury stock	(7,894)	(1,084)
Dividends paid	(3,269)	(2,525)
Issuance of debt	345,243	117,174
Repayment of debt	(219,283)	(281,030)
Net cash provided by financing activities	203,385	137,211
Net increase (decrease) in cash and cash equivalents	3,349	(13,748)
Cash and cash equivalents at beginning of year	79,397	61,869
Cash and cash equivalents at end of period	$82,746	$48,121

The accompanying notes to consolidated financial statement are an integral part of these statements.

PRIVATEBANCORP, INC. AND SUBSIDIARIES

NOTE 1—BASIS OF PRESENTATION

The consolidated financial information of PRIVATEBANCORP, Inc. (the “Company”) and its direct and indirect subsidiaries, The PrivateBank and Trust Company (the “Bank” or “The PrivateBank - Chicago”), The PrivateBank - St. Louis (which includes The PrivateBank - Kansas City (in organization), an office of The PrivateBank - St. Louis), The PrivateBank - Michigan, The PrivateBank - Wisconsin, The PrivateBank - Georgia, The PrivateBank Mortgage Company (the “Mortgage Company”), and Lodestar Investment Counsel, LLC (“Lodestar”), included herein is unaudited; however, such information reflects all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation for the interim periods. The financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.

The annualized results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results expected for the full year ending December 31, 2007. The accompanying consolidated financial statements are unaudited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, or cash flows in accordance with U.S. generally accepted accounting principles. The consolidated financial statements for the period ended June 30, 2007 should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-K. For 2006, the results of operations of The PrivateBank - Georgia are included since the date of acquisition, December 13, 2006.

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

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). This interpretation prescribes a consistent recognition threshold and measurement attribute, as well as criteria for subsequently recognizing, derecognizing and measuring such tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. Adoption of FIN 48 as of January 1, 2007 did not impact the Company’s consolidated financial position or results of operations.

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

In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). The statement gives companies the option, at specified election dates, to measure certain financial assets and liabilities at fair value. The election may be applied to financial assets and liabilities on an instrument by instrument basis, is irrevocable, and may only be applied to entire instruments. Unrealized gains and losses on instruments for which the fair value option has been elected will be reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of the statement on its financial position, results of operations, and liquidity.

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

We apply the accrual basis of accounting for each reportable segment and for transactions between reportable segments. During the first six months of 2007, there were no changes in the measurement methods used to determine reported segment profit or loss as compared to the same period for 2006.

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

The PrivateBank - Chicago’s balance sheet reflects goodwill of $19.2 million at June 30, 2007, which remained unchanged from December 31, 2006, and intangibles of $1.8 million at June 30, 2007, compared to $1.9 million at December 31, 2006.

For segment reporting purposes, The PrivateBank Mortgage Company results are included in The PrivateBank - Chicago.

	The PrivateBank - Chicago
	At or for the six months ended June 30,
	2007	2006	Variance ( %)
	(in thousands)
Total gross loans	$2,451,274	$2,113,335	16%
Total assets	3,035,275	2,666,011	14%
Total deposits	2,538,208	2,345,542	8%
Total borrowings	192,043	48,880	293%
Total capital	286,350	240,120	19%
Net interest income	47,385	44,675	6%
Provision for loan loss	440	2,339	(81)%
Non-interest income	3,915	3,900	--
Non-interest expense	19,093	17,464	9%
Net income	21,694	20,064	8%

The PrivateBank - St. Louis

The PrivateBank - St. Louis, a federal savings bank, is headquartered in St. Louis, Missouri with an office in Brentwood, Missouri. The PrivateBank - Wisconsin operated as an office of The PrivateBank - St. Louis, until it became a stand-alone national bank effective January 2, 2007. The PrivateBank - Kansas City, is a de novo bank in formation, with an office currently operating as a branch office of The Private Bank - St. Louis. The Company has received conditional OTS approval for The PrivateBank - Kansas City’s federal savings bank charter and approvals from the FDIC and Federal Reserve Bank of Chicago are pending.

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

For the six months ended June 30, 2007, the financial results of The PrivateBank - Kansas City are included with the St. Louis segment. The PrivateBank - Kansas City incurred a year-to-date net loss of $601,000 resulting from start-up expenses including the new office in Kansas City and compensation expenses associated with management personnel in the Kansas City office.

	The PrivateBank - St. Louis
	At or for the six months ended June 30,
	2007	2006	Variance ( %)
	(in thousands)
Total gross loans	$371,223	$337,778	10%
Total assets	449,141	399,498	12%
Total deposits	338,668	324,895	4%
Total borrowings	68,541	26,409	160%
Total capital	39,813	44,897	(11)%
Net interest income	6,329	6,983	(9)%
Provision for loan losses	2,253	1,548	46%
Non-interest income	1,154	948	22%
Non-interest expense	5,316	3,614	47%
Net income	160	1,940	(92)%

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

	The PrivateBank - Wisconsin
	At or for the six months ended June 30,
	2007	2006	Variance ( %)
	(in thousands)
Total gross loans	$105,710	$55,822	89%
Total assets	122,270	59,759	105%
Total deposits	109,286	61,833	77%
Total capital	12,457	(1,841)	777%
Net interest income	1,712	589	191%
Provision for loan losses	353	288	22%
Non-interest income	47	3	1434%
Non-interest expense	1,455	1,151	26%
Net loss	43	561	92%

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

Individual banking services include interest-bearing checking, money market deposit accounts, certificates of deposit, ATM/debit cards and investment brokerage accounts. The PrivateBank - Michigan also offers domestic and international wire transfers and foreign currency exchange. The PrivateBank - Michigan balance sheet reflects goodwill of $42.6 million, which remained unchanged from December 31, 2006, and intangibles of $2.9 million at June 30, 2007 compared to $3.1 million at December 31, 2006.

	The PrivateBank - Michigan
	At or for the six months ended June 30,
	2007	2006	Variance (%)
	(in thousands)
Total gross loans	$539,907	$449,091	20%
Total assets	640,814	536,552	19%
Total deposits	494,054	401,426	23%
Total borrowings	47,033	45,024	4%
Total capital	95,513	86,873	10%
Net interest income	9,023	8,282	9%
Provision for loan losses	1,242	460	170%
Non-interest income	558	381	47%
Non-interest expense	4,720	4,332	9%
Net Income	2,474	2,528	(2)%

The PrivateBank - Georgia

The PrivateBank - Georgia operates a main office located on the north side of Atlanta in the affluent Buckhead market and two banking offices located in the high net worth markets of Norcross and Alpharetta, Georgia. The bank provides personal and business banking services to individuals and small and middle market businesses. The bank offers traditional loan and deposit solutions including commercial real estate construction and term loans as well as lines of credit. The bank is also a Small Business Lending Preferred Lending Participant offering this alternative financing vehicle to business clients. The PrivateBank - Georgia also provides traditional deposit solutions such as traditional checking, money markets and certificates of deposit as well as cash management alternatives, including remote capture deposits for its business clients. The PrivateBank - Georgia’s balance sheet reflects goodwill of $29.9 million, which remained unchanged from December 31, 2006, and intangibles of $2.3 million at June 30, 2007 compared to $2.5 million at December 31, 2006, as a result of its acquisition by the Company on December 13, 2006.

The PrivateBank - Georgia
At or for the six months ended June 30,
2007
(in thousands)
Total gross loans	$241,431
Total assets	321,175
Total deposits	236,040
Total borrowings	24,498
Total capital	56,320
Net interest income	5,287
Provision for loan loss	76
Non-interest income	256
Non-interest expense	3,242
Net income	1,439

Wealth Management
    Wealth Management includes investment management, personal trust and estate services, custodial services, retirement accounts and brokerage and investment services. Wealth management professionals work with trust and investment management clients to define objectives, goals and strategies for clients’ investment portfolios. They also assist some clients with the selection of independent investment managers to handle account investments. In addition, account administrators work with trust clients and their attorneys to establish estate plans. Consistent with the Company’s philosophy, Wealth Management emphasizes a high level of personal service, including prompt collection and reinvestment of interest and dividend income, weekly valuation, tracking of tax information, customized reporting and ease of security settlement. Lodestar is an investment management firm that is 80% owned by The PrivateBank and Trust Company and is part of the Wealth Management segment. Lodestar provides investment management services to high net worth clients, some of whom are also clients of the Wealth Management Group. The minority interest expense related to Lodestar is included in non-interest expense for this segment. Additionally, clients have access to investment advisory, insurance products, and securities brokerage services through an affiliation each of The PrivateBank - Chicago, The PrivateBank - St. Louis, and The PrivateBank - Michigan has with Linsco Private Ledger, a registered broker dealer and registered investment advisor.

	Wealth Management
	At or for the six months ended June 30,
	2007	2006	Variance (%)
	(in thousands)
Wealth Management fee revenue	$7,759	$6,653	17%
Brokerage fee revenue	91	110	(17)%
Net interest income	529	498	6%
Non-interest expense	7,072	5,887	20%
Minority interest expense	185	163	14%
Net income	783	945	(17)%

The following tables indicate the breakdown of the Company’s wealth management assets under management at June 30, 2007, by account classification and related gross revenue for the six months ended June 30, 2007 and June 30, 2006:

	At or for the six months ended June 30, 2007		At or for the six months ended June 30, 2006
	Market Value	Revenue	Market Value	Revenue
Fiduciary Services (1)	(in thousands)		(in thousands)
Discretionary accounts
Trusts, estates and guardianships	$870,401	$2,568	$709,395	$2,158
Investment agency	727,252	2,291	537,842	1,779
Retirement plans and accounts	153,154	329	115,014	171
Total discretionary accounts	1,750,807	5,188	1,362,251	4,108
Non-Discretionary accounts
Investment agency	766	3	843	3
Custody (includes retirement plans and accounts)	657,342	492	692,754	566
Total non-discretionary accounts	658,108	495	693,597	569
Lodestar investment management accounts	771,653	2,214	691,951	2,178
Less assets managed and revenue earned by Lodestar(2)	(118,734)	(138)	(109,346)	(202)
Brokerage services	58,044	91	47,802	110
Net fiduciary services and Lodestar investment management accounts	$3,119,878	$7,850	$2,686,255	$6,763
(1)
Fiduciary Services includes accounts administered at The PrivateBank - Chicago and The PrivateBank - Michigan. The PrivateBank - Chicago also provides fiduciary services delivered in The PrivateBank - Wisconsin, The PrivateBank - St. Louis, and The PrivateBank - Kansas City.

(2)	These assets are held in Fiduciary Services accounts at The PrivateBank - Chicago and The PrivateBank - Michigan.

Holding Company

Holding Company Activities consist of parent company only matters. The Holding Company’s most significant assets are net investments in its five banking subsidiaries, The PrivateBank - Chicago, The PrivateBank - St. Louis, The PrivateBank - Wisconsin, The PrivateBank - Michigan, and The PrivateBank - Georgia and a mortgage company subsidiary, The PrivateBank Mortgage Company. The Company acquired The Private Bank - Georgia on December 13, 2006, as part of its acquisition of Piedmont Bancshares, Inc.

Holding Company Activities are reflected primarily by interest expense on borrowings and operating expenses. Recurring Holding Company operating expenses consist of compensation (amortization of restricted stock awards and stock option expense) and professional fees.

	Holding Company Activities
	At or for the six months ended June 30,
	2007	2006	Variance (%)
	(in thousands)
Total assets	$581,920	$384,008	52%
Other borrowings	170,250	33,250	412%
Trust preferred securities	101,033	101,033	--
Total capital	306,109	253,058	21%
Net interest expense	6,606	3,526	87%
Non-interest income	138	112	23%
Non-interest expense	6,039	4,588	32%
Net loss	8,368	5,587	(50)%

The following tables present a reconciliation of certain operating information for reportable segments for the periods presented and the reported consolidated balances (in millions):
At or for the six months ended June 30, 2007	The PrivateBank -Chicago	The PrivateBank -St. Louis	The PrivateBank -Wisconsin	The PrivateBank - Michigan	The PrivateBank - Georgia	Wealth Management	Holding Company Activities	Intersegment Eliminations(2)	Consolidated
Total assets	$3,035.3	$449.1	$122.3	$640.8	$321.2	$—	$581.9	$(664.6)	$4,486.0
Total deposits	2,538.2	338.7	109.3	494.1	236.0	—	—	(77.8)	3,638.5
Total borrowings(1)	192.0	68.5	—	47.0	24.5	—	271.3	(94.6)	508.7
Total gross loans	2,451.3	371.2	105.7	539.9	241.4	—	—	(4.2)	3,705.3
Total capital	286.4	39.8	12.5	95.5	56.3	—	306.1	(490.5)	306.1
Net interest income (expense)	47.4	6.3	1.7	9.0	5.3	0.5	(6.6)	0.5	64.1
Non-interest income	3.9	1.1	—	0.6	0.3	7.9	0.1	(0.6)	13.3
Non-interest expense	19.1	5.3	1.5	4.7	3.2	7.1	6.0	(0.2)	46.7
Net income (loss)	21.7	0.2	—	2.5	1.4	0.8	(8.4)	(0.4)	17.8
Wealth Management assets under management	—	—	—	—	—	3,238.6	—	(118.7)	3,119.9

At or for the six months ended June 30, 2006	The PrivateBank -Chicago	The PrivateBank - St. Louis	The PrivateBank - Wisconsin	The PrivateBank - Michigan	Wealth Management	Holding Company Activities	Intersegment Eliminations(2)	Consolidated
Total assets	$2,666.0	$399.5	$59.8	$536.6	$—	$ 384.0	$(393.6)	$3,652.3
Total deposits	2,345.5	324.9	61.8	401.4	—	—	(7.8)	3,125.8
Total borrowings(1)	48.9	26.4	—	45.0	—	134.3	(20.4)	234.2
Total gross loans	2,113.3	337.8	55.8	449.1	—	—	--	2,956.0
Total capital	240.1	44.9	(1.8)	86.9	—	253.1	(372.4)	250.8
Net interest income (expense)	44.7	7.0	0.6	8.3	0.5	(3.5)	--	57.6
Non-interest income	3.9	1.0	—	0.4	6.8	0.1	(0.6)	11.6
Non-interest expense	17.5	3.6	1.2	4.3	5.9	4.6	(0.6)	36.5
Net income (loss)	20.1	1.9	(0.6)	2.5	0.9	(5.6)	(0.2)	19.0
Wealth Management assets under management	—	—	—	—	2,795.6	—	(109.3)	2,686.3

(1)	Includes trust preferred securities for the Holding Company segment.
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

NOTE 3—EARNINGS PER SHARE

The following table shows the computation of basic and diluted earnings per share (in thousands except per share data) for the three and six months ended June 30, 2007 and 2006:

	Three months ended June 30,
	2007	2006
Net income	$8,751	$10,013
Weighted average common shares outstanding	21,185	20,660
Weighted average common shares equivalent(1)	625	864
Weighted average common shares and common share equivalents	21,810	21,524
Net income per average common share - basic	$0.41	$0.48
Net income per average common share - diluted	$0.40	$0.47

	Six months ended June 30,
	2007	2006
Net income	$17,787	$19,000
Weighted average common shares outstanding	21,258	20,615
Weighted average common shares equivalent(1)	660	895
Weighted average common shares and common share equivalents	21,918	21,510
Net income per average common share - basic	$0.84	$0.92
Net income per average common share - diluted	$0.81	$0.88

(1)	Common shares equivalent result from stock options being treated as if they had been exercised and are computed by application of the treasury stock method.

NOTE 4—OTHER COMPREHENSIVE INCOME

Change in the fair value of securities available-for-sale is presented on a net basis on the Consolidated Statement of Changes in Stockholders’ Equity. The following table discloses the changes in the components of other accumulated comprehensive income for the six months ended June 30, 2007 and 2006 (in thousands):

	June 30, 2007
	Before Tax Amount	Tax Effect	Net of Tax Amount
Change in unrealized gains (losses) on securities available-for-sale	$(3,516)	$(1,309)	$(2,207)
Less: reclassification adjustment for (gains) losses included in net income	18	10	8
Change in net unrealized gains (losses)	$(3,498)	$(1,299)	$(2,199)

	June 30, 2006
	Before Tax Amount	Tax Effect	Net of Tax Amount
Change in unrealized gains (losses) on securities available-for-sale	$(9,649)	$(3,733)	$(5,916)
Less: reclassification adjustment for (gains) losses included in net income	1,585	584	1,001
Change in net unrealized gains (losses)	$(8,064)	$(3,149)	$(4,915)

Note 5—Long Term Debt

The following table is a summary of the Company’s trust preferred securities as of June 30, 2007. The Debentures represent the aggregate liquidation amount issued.

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

As of June 30, 2007, the Company owned 100% of the common securities of three trusts, PrivateBancorp Statutory Trust II, Bloomfield Hills Statutory Trust I and PrivateBancorp Statutory Trust III. PrivateBancorp Statutory Trust II and PrivateBancorp Statutory Trust III were established as wholly-owned subsidiaries of the Company in June 2005 and December 2005, respectively. Bloomfield Hills Statutory Trust I was acquired as part of the acquisition of BHB on June 20, 2005. The Trusts were formed for purposes of issuing trust preferred securities to third-party investors and investing the proceeds from the issuance of the trust preferred securities and common securities solely in junior subordinated debentures (“Debentures”) issued by the Company with the same maturities and interest rates as the trust preferred securities. The Debentures are the sole assets of the Trusts.

The Trusts are reported in the Company’s consolidated financial statements as unconsolidated subsidiaries. Accordingly, the Debentures, which include the Company’s ownership interest in the Trusts, are reflected as “trust preferred securities” and the common securities are included in “other assets.” The Company has made certain reclassifications on its financial statements for all preceding periods based on its interpretation of FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities”.

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

The Company’s aggregate principal amount of outstanding trust preferred securities at June 30, 2007 is $101.0 million. As of June 30, 2007, $100.8 million of the trust preferred securities is eligible for treatment as Tier 1 capital as allowed by the Federal Reserve. On March 1, 2005, the Federal Reserve issued a final rule that retains Tier 1 capital treatment for trust preferred securities but with stricter limits. Under the rule, after a five-year transition period, the aggregate amount of the trust preferred securities and certain other capital elements will retain their current limit of 25% of Tier 1 capital elements, net of goodwill less any associated deferred tax liability. The amount of trust preferred securities and certain other capital elements in excess of the limit could be included in Tier 2 capital, subject to restrictions. Applying the final rule at June 30, 2007, the Company would still be considered well-capitalized under regulatory capital guidelines.

As of June 30, 2007 the Company had a credit facility with a correspondent bank comprised of a $40.0 million senior debt facility and a $75.0 million subordinated debt facility. The senior debt facility is comprised of a $250,000 term loan with a maturity date of December 31, 2017 and a revolving loan with a maturity date of December 31, 2007. Management expects to renew the revolving loan on an annual basis. The subordinated debt matures on December 31, 2017. The interest rate on the senior debt facility resets quarterly, and is based on, at the Company’s option, either the correspondent bank’s prime rate or three-month LIBOR plus 120 basis points, with a floor of 3.50%. The interest rate on the subordinated debt resets quarterly, and is equal to three-month LIBOR plus 135 basis points, with a floor of 3.50%. The subordinated debt qualifies as Tier 2 capital under applicable rules and regulations promulgated by the Board of Governors of the Federal Reserve System.

At June 30, 2007, the Company had $250,000 outstanding on the senior debt facility and $55.0 million of subordinated debt outstanding. The credit facility is used for general corporate and other working capital purposes.

On March 14 and March 20, 2007 the Company issued a total of $115.0 million of contingent convertible senior notes to qualified institutional investors. The notes are senior, unsecured obligations of PrivateBancorp, Inc. and pay interest on March 15 and September 15 each year at a rate of 3.625% per year. The notes will mature on March 15, 2027, and will be convertible under certain circumstances into cash and, if applicable, shares of PrivateBancorp’s common stock at an initial conversion price of $45.05 per share. A portion of the net proceeds from the notes were used during the first quarter to pay down $41.5 million of the senior debt facility and approximately $7.5 million of the net proceeds were used to repurchase 213,200 shares of common stock. The Company will use the remaining net proceeds for working capital and other general corporate purposes.

In July 2007, the Financial Accounting Standards Board (FASB) announced a proposed FASB Staff Position (FSP) related to convertible debt. The proposed FSP would require the Company to separately account for the liability and equity components of the convertible debt in a manner that reflects the Company's economic interest cost. The proposed FSP would require bifurcation of a component of the debt, classification of that component in equity, and then accretion of the resulting discount on the debt to result in the economic interest cost being reflected in the income statement. The proposed FSP would make any final guidance effective for fiscal periods beginning after December 15, 2007. The Company is currently evaluating the impact of the proposal on its financial position, results of operation and liquidity.

NOTE 6—CAPITAL TRANSACTIONS

During the second quarter 2007, the Company declared and paid a $0.075 per share dividend, even with the first quarter 2007 and a 25% increase from the fourth quarter 2006 dividend of $0.06.

During the second quarter 2007 the Company repurchased 2,319 shares of its common stock compared to the repurchase of 3,350 shares of its common stock during the second quarter 2006.

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

The Company files U.S. federal and various state income tax returns. The Company is no longer subject to income tax examination by the Federal Internal Revenue Service (IRS) or certain state departments of revenue with which it files for years prior to 2003. Although tax years 2003 and 2004 may still be subject to examination due to the statute of limitations, the IRS has previously completed its review of the U.S. federal tax returns for these years.

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

We have grown our business organically as well as through the acquisition of existing banks and the establishment of de novo banks and offices in new markets. We completed our most recent acquisition in December 2006 when we purchased Piedmont Bancshares, Inc., and its subsidiary, Piedmont Bank of Georgia. Subsequent to the acquisition, we changed the name of Piedmont Bank to The PrivateBank. Piedmont’s executive officers continue to manage The PrivateBank - Georgia. Our newest de novo bank, The PrivateBank - Kansas City (in organization), opened in March of 2007 as a branch of The PrivateBank - St. Louis. The PrivateBank - Kansas City will move into their permanent offices during the third quarter 2007. The Company has received conditional OTS approval for The PrivateBank - Kansas City’s federal savings bank charter and approvals from the FDIC and Federal Reserve Bank of Chicago are pending.

For financial information regarding our seven separate lines of business, The PrivateBank - Chicago, The PrivateBank - Michigan, The PrivateBank - St. Louis, The PrivateBank - Georgia, The PrivateBank - Wisconsin, Wealth Management Services, and Holding Company Activities, see “Operating Segments Results” beginning on page 32 and “Note 2—Operating Segments” to our consolidated financial statements as of and for the quarter ended June 30, 2007.

The profitability of our operations depends on our net interest income, provision for loan losses, non-interest income, and non-interest expense. Net interest income is dependent on the amount of, and yields earned on, interest-earning assets as compared to the amount of, and rates paid on, interest-bearing liabilities. Net interest income is sensitive to changes in market rates of interest as well as to the execution of our asset/liability management strategy. The provision for loan losses is affected by changes in the loan portfolio, management’s assessment of the collectability of the loan portfolio, loss experience, as well as economic and market factors. Non-interest income consists primarily of wealth management fee revenue, mortgage banking income, earnings on bank owned life insurance and, to a lesser extent, fees for ancillary banking services. Net securities gains/losses and net gains/losses on an interest rate swap are also included in non-interest income.

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

Allowance for Loan Losses

We maintain an allowance for loan losses sufficient to absorb credit losses inherent in our loan portfolio. The allowance for loan losses represents our estimate of probable losses in the portfolio at each balance sheet date and is supported by available and relevant information. Management of the banks continuously monitors loan quality. Any additions to the allowance for loan losses, which is charged to earnings through the provision for loan losses, is determined based on a variety of factors, including assessment of the credit risk of the portfolio based on the composition of the loan portfolio by loan type and by loan risk rating, evaluation of loans classified as impaired, trends in loan quality, delinquent loans, results of independent loan reviews and bank examinations, evaluation of current economic conditions in the market area, actual charge-offs and recoveries during the year, historical loss experience and industry loss averages. The unallocated portion of the reserve involves the exercise of judgment by management and reflects various considerations, including management’s view that the reserve should have a margin that recognizes the imprecision inherent in the process of estimating credit losses.

Management adjusts the allowance for loan losses by recording a provision for loan losses in an amount sufficient to maintain the allowance at the level determined appropriate. Loans are charged-off when deemed to be uncollectible by management. We believe that the allowance for loan losses is adequate to provide for estimated probable credit losses inherent in our loan portfolio. The allowance for loan losses as a percentage of total loans was 1.11% as of June 30, 2007, compared to 1.09% as of December 31, 2006 and 1.13% at June 30, 2006.

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

Goodwill is “pushed down” to business segments at acquisition. Fair values of reporting units are determined using either discounted cash flow analyses based on internal financial forecasts or, if available, market-based valuation multiples for comparable businesses. No impairment was identified as a result of the testing performed during 2006 or 2005. Note 1 to our audited financial statements for the years ended December 31, 2006, 2005, and 2004 included in our 2006 Form 10-K contains additional information regarding goodwill and the carrying values by segment.

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

Goodwill was $93.0 million at June 30, 2007, up from $63.2 million at June 30, 2006, due to the acquisition of The PrivateBank - Georgia. Total customer intangibles at June 30, 2007 were $7.0 million. Amortization expense related to the Lodestar customer intangible assets of $1.8 million is currently recognized at approximately $170,000 per year until 2017. The amortization expense related to The PrivateBank - Michigan intangibles of $2.9 million for the years 2007 through 2011, will be approximately $423,000, $406,000, $389,000, $373,000 and $358,000, respectively. The amortization expense related to The PrivateBank - Georgia intangibles of $2.3 million for the years 2007 through 2011, will be approximately $373,000, $355,000, $338,000, $320,000, and $302,000, respectively.

Income Taxes

The Company is subject to the federal income tax laws of the United States, and the tax laws of the states and other jurisdictions where it conducts business. Due to the complexity of these laws, taxpayers and the taxing authorities may subject these laws to different interpretations. Management must make conclusions and estimates about the application of these laws, related regulations, and case law. When preparing the Company’s tax returns, management attempts to make reasonable interpretations of the tax laws. Taxing authorities have the ability to challenge management’s analysis of the tax law or any reinterpretation management makes in its ongoing assessment of facts and the developing case law. Management assesses the reasonableness of its effective tax rate quarterly based on its current estimate of net income and the applicable taxes expected for the full year. On a quarterly basis, management also reviews circumstances and developments in tax law affecting the reasonableness of deferred tax assets and liabilities and reserves for contingent tax liabilities.

RESULTS OF OPERATIONS -THREE MONTHS AND SIX MONTHS
ENDED JUNE 30, 2007 AND 2006
  Net Income

Net income for the second quarter ended June 30, 2007 was $8.8 million, or $0.40 per diluted share compared to $10.0 million, or $0.47 per diluted share for the second quarter 2006. Net income for the six months ended June 30, 2007 was $17.8 million, or $0.81 per diluted share, compared to $19.0 million, or $0.88 per diluted share, for the same period last year. The second quarter 2007 results include the financial results for The PrivateBank - Georgia, which was acquired on December 13, 2006, and start-up costs associated with The PrivateBank - Kansas City. The acquisition of The PrivateBank - Georgia contributed $0.01 to earnings per share for the second quarter 2007 and start-up costs associated with The PrivateBank - Kansas City reduced earnings per share by $0.01. The decrease in net income over prior year quarter was due to an increase in our nonperforming assets which resulted in the reversal of interest income on non-accruing loans during the quarter, an increase in our cost of funds which more than offset the increase in yields on earning assets and a 23% increase in non-interest expenses. The decrease in net income for the six months ended June 30, 2007 compared to the prior year period was also due to a higher cost of funds compared to yields earned on assets, while non-interest expenses increased 28%.

  Net Interest Income

Net interest income was $32.1 million for the three months ended June 30, 2007, compared to $29.9 million in the prior year quarter, an increase of 8%. Net interest income is affected by both the volume of assets and liabilities recorded during the period and the corresponding rates earned and paid on those balance sheet accounts. The increase in net interest income is primarily attributable to an increase in loan volumes. Average earning assets at June 30, 2007 were $4.1 billion compared to $3.5 billion at June 30, 2006, an increase of 19%. Our net interest margin, which, on a tax equivalent basis, was 3.19% for the three months ended June 30, 2007 compared to 3.55% for the prior year quarter, was negatively impacted by the reversal of approximately $611,000 of interest income on non-accruing loans during the quarter. Earning assets yielded 7.53% in the second quarter 2007 compared to 7.39% in the second quarter 2006, an increase of 14 basis points primarily due to increased loan volumes. However, improvements in yields on earning assets were offset by a slower growth in deposits and a higher cost of funds. Our cost of funds was 4.77% during the second quarter 2007 compared to 4.30% during the second quarter 2006, an increase of 47 basis points. Increases in rates paid on money market, other time and brokered deposits contributed to the higher cost of funds. Non-interest bearing funds, which represent non-interest bearing sources of funds that are deployed in interest bearing assets, positively impacted net interest margin by 0.43% for the three months ended June 30, 2007 and by 0.46% in the prior year period.

During the second quarter 2007, the yield on average interest earning assets decreased by three basis points from the first quarter 2007 to 7.53% while the cost of average interest-bearing liabilities increased by four basis points to 4.77% from the first quarter 2007. The reversal of interest income on non-accruing loans impacted net interest margin by approximately six basis points, therefore margin was stable with last quarter absent the effect of the interest reversal.

Net interest income on a tax equivalent basis was $66.2 million for the six months ended June 30, 2007 compared to $60.0 million for the same period in 2006. Net interest margin on a tax equivalent basis was 3.23% for the six months ended June 30, 2007, compared to 3.50% in the prior year period. The decline in net interest margin during the six months ended June 30, 2007 as compared to the same period in 2006 was primarily attributable to an increase of 62 basis points in the rates paid on our interest bearing liabilities, which more than offset the 34 basis point increase in the rates earned on interest yielding assets.

The following tables present a summary of our net interest income, related net interest margin, and average balance sheet calculated on a tax equivalent basis (dollars in thousands):

	Three Months Ended June 30,
	2007			2006
	Average Balance(1)	Interest	Rate	Average Balance(1)	Interest	Rate
Fed funds sold and interest bearing deposits	$14,670	$239	5.15%	$15,647	$199	5.02%
Tax-exempt municipal securities	198,166	3,416	6.89%	216,842	3,739	6.90%
US Government Agencies, MBS and CMOs	265,139	3,428	5.17%	301,218	3,975	5.28%
Taxable municipal securities	3,810	72	7.53%	3,825	72	7.52%
FHLB stock	5,656	80	5.24%	51,187	1,106	8.55%
Other securities	4,148	14	1.92%	2,227	62	11.32%
Investment securities (taxable)	278,753	3,594	5.16%	358,457	5,215	5.81%
Commercial, Construction and Commercial Real Estate Loans	3,056,057	60,650	7.91%	2,371,667	46,449	7.79%
Residential Real Estate Loans	254,303	3,705	5.69%	233,354	3,475	5.96%
Personal Loans	321,532	6,377	7.96%	267,891	5,203	7.79%
Total Loans(2)	3,631,892	70,732	7.76%	2,872,912	55,127	7.64%
Total earning assets	$4,123,481	$77,981	7.53%	$3,463,858	$64,280	7.39%
Allowance for Loan Losses	(39,304)			(32,517)
Cash and Due from Banks	68,293			37,582
Other Assets	234,505			174,746
Total Average Assets	$4,386,975			$3,643,669

Interest Bearing Demand accounts	$147,590	$437	1.19%	$128,854	$364	1.67%
Regular Savings Accounts	13,450	72	2.14%	15,058	29	0.76%
Money Market Accounts	1,469,677	16,595	4.52%	1,258,581	13,060	4.11%
Time Deposits	1,038,222	13,441	5.19%	653,202	7,386	4.54%
Brokered Deposits	597,618	7,796	5.23%	736,154	8,442	4.60%
Total Deposits	3,266,557	38,341	4.70%	2,791,849	29,281	4.21%
FHLB advances	92,981	1,081	4.65%	115,792	1,234	4.22%
Other borrowings	290,010	3,791	5.04%	90,306	1,153	5.05%
Trust preferred securities	101,033	1,585	6.20%	101,033	1,577	6.17%
Total interest-bearing liabilities	$3,750,581	$44,798	4.77%	$3,098,980	$33,245	4.30%
Non-Interest Bearing Deposits	302,941			264,798
Other Liabilities	32,379			38,670
Stockholders' Equity	301,074			241,221
Total Average Liabilities & Stockholders' Equity	$4,386,975			$3,643,669
Tax equivalent net interest income(3)		$33,183			$31,035
Net interest spread(4)			2.76%			3.09%
Effect of non interest bearing funds			0.43%			0.46%
Net interest margin(3)(5)			3.19%			3.55%

	Six Months Ended June 30,
	2007			2006
	Average Balance(1)	Interest	Rate	Average Balance(1)	Interest	Rate
Fed funds sold and interest bearing deposits	$19,423	$477	4.25%	$11,505	$286	4.95%
Tax-exempt municipal securities	198,471	6,837	6.89%	216,712	7,480	6.90%
US Government Agencies, MBS and CMOs	267,602	6,810	5.09%	311,674	8,530	5.47%
Taxable municipal securities	3,810	142	7.53%	3,825	143	7.52%
FHLB stock	5,543	153	5.17%	96,539	2,200	4.53%
Other securities	3,982	78	2.00%	2,104	125	12.03%
Investment securities (taxable)	280,937	7,183	5.08%	414,142	10,998	5.31%
Commercial, Construction and Commercial Real Estate Loans	3,003,065	119,142	7.95%	2,265,924	87,058	7.69%
Residential Real Estate Loans	257,444	7,756	5.84%	233,626	6,904	5.91%
Personal Loans	321,691	12,720	7.97%	268,601	10,075	7.56%
Total Loans(2)	3,582,200	139,618	7.80%	2,768,151	104,037	7.52%
Total earning assets	$4,081,031	$154,115	7.55%	$3,410,510	$122,801	7.21%
Allowance for Loan Losses	(38,733)			(31,274)
Cash and Due from Banks	62,928			36,348
Other Assets	229,474			175,900
Total Average Assets	$4,334,700			$3,591,484

Interest Bearing Demand accounts	$143,720	$1,033	1.17%	$126,204	$605	1.52%
Regular Savings Accounts	13,525	115	2.14%	14,879	53	0.72%
Money Market Accounts	1,504,360	33,614	4.53%	1,242,487	24,500	3.92%
Time Deposits	1,021,446	26,096	5.15%	626,173	13,532	4.36%
Brokered Deposits	575,263	14,918	5.23%	684,211	15,143	4.46%
Total Deposits	3,258,314	75,776	4.69%	2,693,954	53,833	4.03%
FHLB advances	92,484	2,162	4.62%	177,067	2,593	2.91%
Other borrowings	263,105	6,794	5.07%	89,056	3,262	7.28%
Trust preferred securities	101,033	3,152	6.11%	101,033	3,129	6.16%
Total interest-bearing liabilities	$3,714,936	87,884	4.75%	$3,061,110	62,817	4.13%
Non-Interest Bearing Deposits	290,848			252,529
Other Liabilities	30,235			40,080
Stockholders' Equity	298,681			237,765
Total Average Liabilities & Stockholders' Equity	$4,334,700			$3,591,484
Tax equivalent net interest income(3)		$66,231			$59,984
Net interest spread(4)			2.80%			3.08%
Effect of non interest bearing funds			0.43%			0.42%
Net interest margin(3)(5)			3.23%			3.50%
(1)	Average balances were generally computed using daily balances.
(2)	Nonaccrual loans are included in the average balances and do not have a material effect on the average yield.
(3)	Reconciliation of quarter net interest income to quarter net interest income on a tax equivalent basis:

	Three months ended June 30,
	2007	2006
Net interest income	$32,111	$29,862
Tax equivalent adjustment to net interest income	1,072	1,173
Net interest income, tax equivalent basis	$33,183	$31,035

Reconciliation of year-to-date net interest income to year-to-date net interest income on a tax equivalent basis:

	Six months ended June 30,
	2007	2006
Net interest income	$64,086	$57,637
Tax equivalent adjustment to net interest income	2,145	2,347
Net interest income, tax equivalent basis	$66,231	$59,984

(4)	Yield on average interest-earning assets less rate on average interest-bearing liabilities.
(5)	Net interest income, on a tax-equivalent basis, divided by average interest-earning assets.

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

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006
	Change due to rate	Change due to volume	Change due to mix	Total change
	(in thousands)
Interest income/expense from:
Fed funds sold and other short-term investments	$5	$(12)	$47	$40
Investment securities (taxable)	(580)	(1,154)	113	(1,621)
Investment securities (non-taxable)(1)	(1)	(321)	(1)	(323)
Loans, net of unearned discount	814	14,463	328	15,605
Total tax equivalent interest income(1)	$238	$12,976	$487	$13,701
Interest-bearing deposits	$3,449	$4,979	$632	$9,060
Funds borrowed	186	2,020	279	2,485
Trust preferred securities	8	--	--	8
Total interest expense	3,643	6,999	911	11,553
Net tax equivalent interest income(1)	$(3,405)	$5,977	$(424)	$2,148
Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006
	Change due to rate	Change due to volume	Change due to mix	Total change
	(in thousands)
Interest income/expense from:
Fed funds sold and other short-term investments	$(40)	$194	$37	$191
Investment securities (taxable)	(462)	(3,505)	152	(3,815)
Investment securities (non-taxable)(1)	(14)	(624)	(5)	(643)
Loans, net of unearned discount	3,778	30,374	1,429	35,581
Total tax equivalent interest income(1)	$3,262	$26,439	$1,613	$31,314
Interest-bearing deposits	$8,780	$11,277	$1,886	$21,943
Funds borrowed	(5,774)	1,941	6,934	3,101
Trust preferred securities	(24)	--	47	23
Total interest expense	2,982	13,218	8,867	25,067
Net tax equivalent interest income(1)	$280	$13,221	$(7,254)	$6,247

(1)
Interest income on tax-advantaged investment securities reflects a tax equivalent adjustment based on a marginal federal corporate tax rate of 35% for 2007 and 2006. The total tax equivalent adjustment reflected in the above table was $1.1 million and $1.2 million for the three months ended June 30, 2007 and 2006, respectively. The total tax equivalent adjustment reflected in the above table was $2.1 million and $2.3 million for the six months ended June 30, 2007 and 2006, respectively.

Provision for Loan Losses

For the three months ended June 30, 2007, the provision for loan losses was $3.0 million compared to $2.4 million for the comparable period in 2006. Net charge-offs totaled $571,000, or 0.06% of average loans, for the quarter ended June 30, 2007 versus net charge-offs of $389,000, or 0.05% of average loans for the second quarter 2006 and net charge-offs of $582,000, or 0.07% of average loans for the quarter ended March 31, 2007. While net charge-offs were stable over the last several quarters, a higher level of nonperforming loans and the expectation of modestly higher net charge offs in future quarters necessitated the increase in the provision over prior year quarter. For the six months ended June 30, 2007, the provision for loan losses was $4.4 million compared to $4.6 million in the prior year period.

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

  Non-interest Income

The following table presents the breakdown of income from non-interest income for the periods presented and the variance between periods:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2007	2006	Variance	2007	2006	Variance
Wealth management fee revenue	$4,024	$3,603	12%	$7,850	$6,763	16%
Mortgage banking income	1,229	1,005	22%	2,543	1,728	47%
Banking and other services	1,376	2,247	(39)%	2,107	3,023	(30)%
Bank owned life insurance	427	369	16%	822	732	12%
Net securities and interest rate swap gains (losses)	(97)	(594)	84%	(18)	(617)	97%
Total non-interest income	$6,959	$6,630	5%	$13,304	$11,629	14%

Non-interest income was $7.0 million for the three months ended June 30, 2007 compared to $6.6 million for the prior year period, reflecting an increase of 5%; this increase is primarily from wealth management fees. Wealth management fee income was $4.0 million for the three months ended June 30, 2007, an increase of 12% from $3.6 million from the prior year period and up 5% from $3.8 million in the first quarter 2007. Mortgage banking income was $1.2 million for the three months ended June 30, 2007 compared to $1.0 million in the prior year period and $1.3 million for the first quarter 2007. Securities losses of $1.0 million combined with a $413,000 gain on an interest rate swap negatively affected the second quarter 2006, while $97,000 of securities losses negatively affected the second quarter 2007.

Non-interest income for the six months ended June 30, 2007 was $13.3 million compared to $11.6 million during the same period in 2006, reflecting an increase of $1.7 million, or 14%, due mainly to an increase in wealth management fees. The increase in wealth management fee revenue was primarily due to the growth in net new business, an increase in the value of accounts due to an increase in market value and the change of fee structures for certain client relationships. Wealth management assets under management increased 16% to $3.12 billion at June 30, 2007 compared to $2.69 billion at June 30, 2006 and up $217.7 million from $2.90 billion at December 31, 2006.

Mortgage banking income is generated by The PrivateBank Mortgage Company, The PrivateBank - Michigan, The PrivateBank - St. Louis, and The PrivateBank - Georgia. Mortgage banking income generated by The PrivateBank Mortgage Company was $683,000 and fee income generated by The PrivateBank - St. Louis was $463,000 for the second quarter 2007. Overall residential mortgage fee income has increased quarter over quarter and year over year due to a higher volume of loans sold and the addition of business from The PrivateBank - Georgia.

During the second quarter 2007, bank owned life insurance (BOLI) revenue increased 16% over the prior year quarter and 12% year over year. Income recognized on this product includes policies covering certain higher-level employees who are deemed to be significant contributors to the Company. All employees included in this policy are aware and have consented to the coverage. The cash surrender value of BOLI at June 30, 2007 was $43.3 million, compared to $41.6 million at June 30, 2006, and is included in other assets on the balance sheet.

Banking and other services income decreased 39% quarter over quarter and 30% year over year mainly due to the inclusion of a $1.4 million gain associated with the sale of FHLB (Chicago) advances during the second quarter 2006 as a result of the withdrawal of our membership at that time. Banking and other income for the second quarter 2007 includes $646,000 of insurance proceeds the Company received during the quarter covering a portion of losses the Company incurred in the fourth quarter 2006 as a result of a previously disclosed employee fraud. The Company does not expect to recover any additional insurance proceeds relating to this fraud. Also included in banking and other income for the three months ended June 30, 2007 are $81,000 in gains on sales of Small Business Administration (“SBA”) loans at The PrivateBank - Georgia.

Non-interest Expense

The following table presents the breakdown of non-interest expense for the periods presented and the variance between periods:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2007	2006	Variance	2007	2006	Variance
	(in thousands)			(in thousands)
Salaries and employee benefits	$12,734	$10,325	23%	$26,463	$20,861	27%
Occupancy	3,160	2,214	43%	5,950	4,383	36%
Professional fees	1,610	1,955	(18)%	3,325	2,971	12%
Wealth management fees	868	799	9%	1,650	1,205	37%
Marketing	1,330	1,083	23%	2,619	1,996	31%
Data processing	984	764	29%	1,885	1,530	23%
Postage, telephone and delivery	412	351	17%	815	725	12%
Office supplies and printing	251	162	55%	501	371	35%
Insurance	363	323	12%	714	632	13%
Amortization of intangibles	242	153	58%	485	307	58%
Other expense	1,356	805	68%	2,268	1,511	50%
Total non-interest expense	$23,310	$18,934	23%	$46,675	$36,492	28%

Non-interest expense was $18.9 million in the second quarter 2006 and $23.3 million in the second quarter 2007. During the second quarter 2007, total non-interest expense at The PrivateBank - Georgia was $1.6 million, and the total non-interest expense from The PrivateBank - Kansas City was $0.5 million. Non-interest expense was $46.7 million for the six months ended June 30, 2007 compared to $36.5 million in the prior year period, an increase of 28%. Excluding the impact of The PrivateBank - Georgia and costs associated with the start-up of The PrivateBank - Kansas City, non-interest expense increased 12% year over year. Quarter over quarter and year over year core growth in our non-interest expense is primarily attributable to the increased scale and scope of the Company’s operations, including investments in human capital, upgrades to and the expansion of several of our banking offices, marketing expenses and information technology costs.

We continue to nurture the future growth of the Company by investing in human capital. The number of managing directors increased to 160 at June 30, 2007, compared to 126 at June 30, 2006 and 150 at March 31, 2007. Since the end of the last quarter, seven of the ten new managing directors were the result of promotions and three were net new hires. The year over year increase includes 11 managing directors from the acquisition of The PrivateBank - Georgia and seven managing directors from The PrivateBank - Kansas City at June 30, 2007. Full-time equivalent (FTE) employees increased 23% to 503 at the end of the second quarter 2007, from 409 at the end of the second quarter 2006, reflecting the continued growth of our Company and the addition of 37 FTEs as a result of the acquisition of The PrivateBank - Georgia and 13 FTEs from The PrivateBank - Kansas City as of June 30, 2007.

The 43% increase in occupancy expense quarter over quarter and the 36% increase year over year is due to the new Chesterfield office of The PrivateBank - St. Louis and the addition of The PrivateBank - Georgia and The PrivateBank - Kansas City offices. The relocation of three offices, including our headquarters, to larger facilities impacted occupancy expense as well.

The 37% increase year over year in wealth management fees, which are fees paid to third party investment managers, reflects the increase in assets managed by Wealth Management and the restructuring of certain fee relationships. Wealth management fees grew 9% quarter over quarter.

The 23% increase in marketing expense quarter over quarter and 31% increase year over year reflects the increase in marketing initiatives for client development and website upgrading. The increase is also due to additional marketing expenses related to the addition of The PrivateBank - Georgia and The PrivateBank - Kansas City offices and receptions at relocated offices.

Data processing costs, which include fees paid for information technology services and support, increased 29% quarter over quarter and 23% year over year due to investments in technology Company-wide and the addition of The PrivateBank - Georgia and The PrivateBank - Kansas City offices.

Professional fees, which include fees paid for legal, accounting, consulting, and information systems consulting services, increased year over year primarily due to increased legal and external audit fees at the holding company level due to the Company growth. Professional fees decreased quarter over quarter, due to the inclusion of $228,000 in legal and other costs associated with the Company’s withdrawal from the FHLB (Chicago) during the second quarter 2006.

During the first six months of 2007, the Company amortized $485,000 in intangible assets, $85,000 related to our acquisition of a controlling interest in Lodestar, $213,000 related to our acquisition of The PrivateBank - Michigan, and $187,000 related to our acquisition of The PrivateBank - Georgia.

The other expense category for the three months ended June 30, 2007 includes $121,000 of expenses paid relating to the resolution of OREO property at the Chicago and St. Louis banks.

The efficiency ratio (on a tax-equivalent basis), which measures the percentage of revenue that is expended as non-interest expense, was 58.1% in the second quarter 2007, up from 50.3% in the prior year second quarter, but down from 59.3% reported in the first quarter 2007. The year over year increase in the efficiency ratio was due to the combined effect of the increase in the Company’s operating expenses and a lower net interest margin. On a tax-equivalent basis, this ratio indicates that in the second quarter of 2007, we spent 58.1 cents to generate each dollar of revenue while in the second quarter 2006, we spent 50.3 cents. Our efficiency ratio for the six months ended June 30, 2007 was 59.5% compared to the efficiency ratio of 51.0% for the six months ended June 30, 2006. The year over year increase resulted primarily from the decrease in the net interest margin. With continued growth in the balance sheet and as we more fully lever the investment made in our new offices, we expect the efficiency ratio will trend down to the mid 50% range by the end of 2007.

During the second quarter 2007, the Company made nonqualified stock option awards to non-officer members of the Board of Directors and Mr. William Goldstein, President of Lodestar Investment Counsel, LLC. As planned, the Company made nonqualified stock option and restricted stock awards to certain employees who had joined the Company or had been promoted since September 2006 and to the Company’s Chief Executive Officer (“CEO”). Due to the retirement eligibility provisions for stock option and restricted stock grants under the plan, ten years of employment and at least 62 years of age, the CEO's grant of approximately $400,000 in equity awards was immediately expensed in the second quarter because the CEO satisfied these retirement eligibility provisions. As a result of these awards, share-based compensation expense increased approximately $537,000 compared to the first quarter 2007 and $1.0 million compared to the second quarter 2006.

Minority Interest Expense

On December 30, 2002, The PrivateBank - Chicago acquired an 80% controlling interest in Lodestar. The Company records its 20% non-controlling interest related to Lodestar’s results of operations in minority interest expense on the consolidated statement of income. For the quarters ended June 30, 2007 and 2006, we recorded $95,000 and $86,000 of minority interest expense, respectively.

Income Taxes

The following table shows the Company’s income before income taxes, applicable income taxes and effective tax rate for the six months ended June 30, 2007 and 2006, respectively (in thousands):

	Six months ended June 30,
	2007	2006
Income before taxes	$26,166	$27,976
Income tax provision	8,379	8,976
Effective tax rate	32.0%	32.1%

The effective income tax rate varies from statutory rates principally due to certain interest income, which is tax-exempt for federal or state purposes, and certain expenses, which are disallowed for tax purposes. Income before taxes for the first six months of 2007 decreased 6% over the same period in 2006. Our effective tax rate was 32.0% at June 30, 2007 versus 32.1% at June 30, 2006.

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

The PrivateBank - Chicago

The profitability of The PrivateBank - Chicago is primarily dependent on net interest income, the provision for loan losses, non-interest income and non-interest expense. Net income for The PrivateBank - Chicago for the six months ended June 30, 2007 increased 8% to $21.7 million from $20.1 million for the six months ended June 30, 2006. The growth in net income for the period resulted from improvements in net interest income and a lower provision level relative to the prior year period. Improvements in net interest income for the three months ended June 30, 2007 more than offset a 9% increase in operating expenses associated with continued growth of The PrivateBank - Chicago as compared to the same period in 2006.

Net interest income for The PrivateBank - Chicago for the six months ended June 30, 2007 increased to $47.4 million from $44.7 million, or 6% primarily due to growth in earning assets. Total loans increased by 16% to $2.5 billion at June 30, 2007 as compared to $2.1 billion at June 30, 2006. The majority of the loan growth occurred in the commercial real estate, construction, and commercial loan categories. Commercial real estate loans grew by 19%, construction loans grew by 18%, and commercial loans grew by 14% over prior year’s quarter. Of secured commercial and residential real estate loans in Chicago at June 30, 2007, 84% were located in Illinois, 3% were located in Michigan and 2% each were located in Wisconsin and Missouri. Approximately 12% of commercial real estate loans were owner-occupied at June 30, 2007.

Total deposits increased by 8% to $2.5 billion at June 30, 2007 from $2.3 billion at June 30, 2006. Growth in other time deposits, money market deposits and demand deposits accounted for the majority of the deposit growth. Brokered deposits for The PrivateBank - Chicago decreased 15% to $560.4 million at June 30, 2007 compared to $660.5 million in the prior year. Core deposits grew by 17% year over year to $2.0 billion at June 30, 2007.

The PrivateBank - St. Louis

For the six months ended June 30, 2007, the financial results of The PrivateBank - St. Louis include a net loss of $601,000 for The PrivateBank - Kansas City (in organization). Excluding the results of The PrivateBank - Kansas City, net income for The PrivateBank - St. Louis was $761,000 for the six months ended June 30, 2007, compared to $1.9 million for the prior year period. Excluding the effect of The PrivateBank - Kansas City, the decrease in net income year over year is due to a 21% increase in non interest expense and a 39% increase in the provision for loan losses, from $1.5 million in the prior year period to $2.1 million for the six months ended June 30, 2007, due to a higher level of nonperforming loans in the St. Louis market.

Much of the sequential increase in non interest expense from first quarter 2007 for The PrivateBank - St. Louis is attributable to occupancy and salary expenses at The PrivateBank - Kansas City, which officially opened as a branch of St. Louis in March, 2007. The Company has received conditional OTS approval for The PrivateBank - Kansas City’s federal savings bank charter and approvals from the FDIC and Federal Reserve Bank of Chicago are pending. A new main office facility for the Kansas City bank will be complete during the third quarter 2007, and the operation had 13 full time employees at June 30, 2007.

Net interest income for The PrivateBank - St. Louis for the six months ended June 30, 2007 decreased to $6.3 million from $7.0 million due to compression in net interest margin and the reversal of interest income on loans placed on non-accrual status. Total loans increased by 10%, or $33.4 million, to $371.2 million at June 30, 2007 as compared to $337.8 million at June 30, 2006 due to growth in commercial real estate and commercial loan categories. Included in St. Louis totals at June 30, 2007 are Kansas City loans of $15.8 million. Of secured commercial and residential real estate loans in The PrivateBank - St. Louis portfolio, 85% were located in Missouri and 5% were located in Illinois at June 30, 2007. Approximately 5% of commercial real estate loans were owner-occupied at June 30, 2007.

Deposits increased by $13.8 million, or 4%, to $338.7 million at June 30, 2007 from $324.9 million at June 30, 2006. The majority of the deposit growth at The PrivateBank - St. Louis was due to an increase in other time deposits and demand deposits at June 30, 2007 as compared to the prior year period. Core deposits grew 22% to $289.9 million at June 30, 2007, from $237.4 at June 30, 2006. Included in St. Louis totals at June 30, 2007 are Kansas City deposits of $6.9 million.

The PrivateBank - Wisconsin

The PrivateBank - Wisconsin was originally established under the charter of The PrivateBank - St. Louis and was an office of The PrivateBank - St. Louis until it became a stand-alone bank, The PrivateBank, N.A., which we refer to as The PrivateBank - Wisconsin, effective January 2, 2007. The PrivateBank - Wisconsin had a net loss of $43,000 for the six months ended June 30, 2007, compared to a net loss of $561,000 for the prior year period. Net interest income for the six months ended June 30, 2007 was $1.7 million, compared to $589,000 for the six months ended June 30, 2006. Total loans increased to $105.7 million at June 30, 2007, compared to $55.8 million at June 30, 2006 primarily due to growth in personal and commercial real estate loan categories. Of secured commercial and residential real estate loans in The PrivateBank - Wisconsin portfolio, 68% were located in Wisconsin and 24% were located in Illinois at June 30, 2007. Approximately 6% of commercial real estate loans were owner-occupied at June 30, 2007.

Deposits increased by $47.5 million, or 77%, to $109.3 million at June 30, 2007 from $61.8 million at June 30, 2006. The majority of the deposit growth at The PrivateBank - Wisconsin was due to increased money market and interest-bearing demand deposits at June 30, 2007 as compared to the prior year period.

The PrivateBank - Michigan

Net income for The PrivateBank - Michigan was $2.5 million for the six months ended June 30, 2007, even with the prior year period. Net interest income for the six months ended June 30, 2007 was $9.0 million, compared to $8.3 million for the six months ended June 30, 2006. The PrivateBank - Michigan had loans of $539.9 million at June 30, 2007, up from $449.1 million at June 30, 2006. This 20% increase in loan growth was mainly due to an increase in commercial real estate loans. Of secured commercial and residential real estate loans in The PrivateBank - Michigan portfolio, 91% were located in Michigan at June 30, 2007. Approximately 28% of commercial real estate loans were owner-occupied at June 30, 2007.

Total deposits at The PrivateBank - Michigan increased by $92.6 million to $494.1 million at June 30, 2007, an increase of 23% from June 30, 2006. The majority of the deposit growth was due to increases in other time and money market deposits.

The PrivateBank - Georgia

The PrivateBank - Georgia was acquired on December 13, 2006. Net income for The PrivateBank - Georgia for the six months ended June 30, 2007 was $1.4 million. Net interest income for the period was $5.3 million. Total loans at June 30, 2007 were $241.4 million, a 19% increase from $202.9 million in loans at acquisition. Total deposits for The PrivateBank - Georgia were $236.0 million at June 30, 2007, a 25% increase from $188.6 million in deposits at acquisition.

Wealth Management

Wealth Management includes investment management, personal trust and estate services, custodial services, retirement accounts and brokerage and investment services. Consolidated Wealth Management assets under management increased by 16%, or $433.6 million, to $3.1 billion at June 30, 2007 as compared to $2.7 billion at June 30, 2006. This growth was due to the addition of new assets under management and portfolio performance. Wealth management and brokerage fee revenue increased to $7.9 million for the six months ended June 30, 2007 compared to $6.8 million in the prior year period. Net income for our Wealth Management segment decreased 20% to $783,000 for the six months ended June 30, 2007 from $945,000 for the same period in 2006, mainly due to an increase in personnel and occupancy expenses, as well as fees paid to third party investment managers. These fees were $1.7 million for the six months ended June 30, 2006, compared to $1.2 million in the prior year period.

Holding Company

Holding Company activities consist of parent company only matters. The Holding Company’s most significant assets are its net investments in its five banking subsidiaries, The PrivateBank - Chicago, The PrivateBank - St. Louis, The PrivateBank - Michigan, The PrivateBank - Wisconsin, The PrivateBank - Georgia, and our mortgage banking subsidiary, The PrivateBank Mortgage Company. Holding Company activities are reflected primarily by interest expense on borrowings and operating expenses of the parent company. Recurring holding company operating expenses consist primarily of compensation (amortization of restricted stock and stock awards and stock option expense) and professional fees. The Holding Company activities segment reported a net loss of $8.4 million for the six months ended June 30, 2007, compared to a net loss of $5.6 million for the same period in 2006. The increase in net loss year over year is primarily due to an increase in interest expense related to the issuance of $115.0 million contingent convertible senior notes during the first quarter 2007 and increased legal and external audit fees at the holding company level due to the growth of the Company.

FINANCIAL CONDITION

Total Assets

Total assets increased to $4.5 billion at June 30, 2007, an increase of $0.8 billion, or 23% over total assets of $3.7 billion at June 30, 2006 and up 5% from $4.3 billion at December 31, 2006. The balance sheet growth from the prior year period was due to loan growth throughout the Company and the addition of The PrivateBank - Georgia. Asset growth from December 31, 2006 was due to loan growth of 6% during the period. Loan growth was funded primarily through core deposit growth and increases in other borrowings.

Loans

Total loans increased to $3.7 billion at June 30, 2007, an increase of approximately 6%, from $3.5 billion at December 31, 2006 and an increase of $0.7 billion, or 25%, from $3.0 billion at June 30, 2006. Excluding The PrivateBank - Georgia loans at acquisition, loans grew by 18% from June 30, 2006. Company-wide, loan growth since December 31, 2006 has occurred primarily in the commercial real estate, commercial and construction categories.

The following table sets forth the composition of our loan portfolio net of unearned discount by category (in thousands) at the following dates:

	June 30, 2007	% loans to total loans	December 31, 2006	% loans to total loans	Variance between periods
Loans
Commercial real estate	$1,668,025	45%	$1,539,038	44%	8%
CRE: Multi-family	193,776	5%	212,863	6%	(9)%
Commercial	643,954	17%	563,155	16%	14%
Residential real estate	247,928	7%	262,107	8%	(5)%
Personal (1)	195,918	5%	192,397	5%	2%
Home Equity	137,561	4%	138,724	4%	(1)%
Construction	618,177	17%	591,704	17%	4%
Total loans, net of unearned discount	$3,705,339	100%	$3,499,988	100%	6%
(1) Includes overdraft lines.

The following table sets forth the composition of our construction and commercial real estate loan portfolio net of unearned discount by property type and collateral location at June 30, 2007.

							Loan Type
			Collateral Location				as a % of
Loan Type	IL	MO	MI	WI	GA	Other	total
Construction:
Residential 1-4 Family	6.17%	2.04%	0.60%	0.67%	3.82%	0.32%	13.62%
Multi-Family	2.63%	0.33%	0.02%	0.06%	0.00%	0.03%	3.07%
Other	5.24%	0.76%	0.68%	0.30%	0.00%	0.54%	7.52%
Total Construction	14.04%	3.13%	1.30%	1.03%	3.82%	0.89%	24.21%
Commercial Real Estate:
Vacant Land	11.09%	1.47%	2.07%	0.38%	0.30%	2.33%	17.64%
Residential 1-4 Family	3.77%	0.98%	1.03%	0.30%	0.19%	1.63%	7.90%
Multi-Family	5.68%	0.66%	0.60%	0.38%	0.14%	0.08%	7.54%
Hotel	1.05%	0.05%	0.07%	0.05%	0.05%	0.05%	1.32%
Mixed Use	2.74%	1.58%	1.88%	0.34%	2.33%	0.21%	9.08%
Office	7.12%	1.24%	2.62%	0.31%	1.45%	0.65%	13.39%
Restaurant	0.63%	0.01%	0.47%	0.00%	0.06%	0.02%	1.19%
Warehouse	5.10%	0.14%	0.73%	0.14%	0.36%	0.70%	7.17%
Farmland	0.55%	0.01%	0.21%	0.05%	0.00%	0.59%	1.41%
Airport	0.00%	0.00%	0.02%	0.00%	0.00%	0.00%	0.02%
Retail	5.03%	0.28%	2.37%	0.04%	0.57%	0.84%	9.13%
Total Commercial Real Estate	42.76%	6.42%	12.07%	1.99%	5.45%	7.10%	75.79%
Total Commercial Real Estate & Construction	56.80%	9.55%	13.37%	3.02%	9.27%	7.99%	100.00%

The composition of the vacant land used as loan collateral is primarily farm and ranch land owned by high net worth clients that may eventually be used for real estate development or land owned by real estate developers being proposed for development.

Allowance for Loan Losses

We maintain an allowance for loan losses sufficient to absorb credit losses inherent in our loan portfolio. The allowance for loan losses represents our estimate of probable losses in the portfolio at each balance sheet date and is supported by available and relevant information. Management of the banks continuously monitors loan quality. Any additions to the allowance for loan losses, which is charged to earnings through the provision for loan losses, is determined based on a variety of factors, including assessment of the credit risk of the portfolio based on the composition of the loan portfolio by loan type and by loan risk rating, evaluation of loans classified as impaired, trends in loan quality, delinquent loans, results of independent loan reviews and bank examinations, evaluation of current economic conditions in the market area, actual charge-offs and recoveries during the year, historical loss experience and industry loss averages. The unallocated portion of the reserve involves the exercise of judgment by management and reflects various considerations, including management’s view that the reserve should have a margin that recognizes the imprecision inherent in the process of estimating credit losses.

Management’s application of the methodology for determining the allowance for loan losses resulted in an allowance for loan losses of $41.3 million at June 30, 2007 compared with $38.1 million at December 31, 2006 and $33.5 million at June 30, 2006. The increase in the allowance for loan losses from December 31, 2006 reflects management’s judgment about the higher level of aggregate risk in the loan portfolio resulting primarily from the impact on our borrowers of the downturn in the residential real estate market as well as the need for increased reserves brought about by loan growth from all existing offices in 2007. We believe that the allowance for loan losses is adequate to provide for estimated probable credit losses inherent in our loan portfolio.

The allowance for loan losses as a percentage of total loans was 1.11% at June 30, 2007 compared to 1.09% at December 31, 2006 and 1.13% at June 30, 2006. Net charge-offs totaled $1.2 million for the six months ended June 30, 2007 versus net charge-offs of $533,000 in the prior year period. The provision for loan losses was $4.4 million for the six months ended June 30, 2007, versus $4.6 million in the prior year period. Following is a summary of changes in the allowance for loan losses for the six months ended June 30, 2007 and 2006 (in thousands):

	2007	2006
Balance, January 1	$38,069	$29,388
Provisions charged to earnings	4,364	4,635
Loans charged-off, net of recoveries	(1,153)	(533)
Balance, June 30	$41,280	$33,490

The following table shows our allocation of the allowance for loan losses by specific category at the dates shown.

	June 30, 2007		December 31, 2006
Allocation of the Allowance for Loan Losses ($ in thousands)	Amount	% of allowance to total allowance	Amount	% of allowance to total allowance
Allocated Inherent Reserve:
Commercial Real Estate Loans	$20,981	51%	$19,570	50%
Commercial Loans	6,595	16%	5,984	16%
Residential Loans	338	1%	479	1%
Personal Loans	1,533	4%	1,877	5%
Home Equity Loans	200	0%	218	1%
Construction Loans	8,423	20%	7,509	20%
Allocated Inherent Reserve	38,070	92%	35,637	93%
Specific Reserve	2,114	5%	291	1%
Unallocated Inherent Reserve	1,096	3%	2,141	6%
Total Allowance for Loan Losses	$41,280	100%	$38,069	100%

The Company considered various qualitative and quantitative factors concerning the loan portfolio in determining the level of the allowance for loan losses. Under our methodology, the allowance for loan losses is comprised of the following components.

Allocated Inherent Component of the Reserve

The allocated portion of the allowance for loan losses is derived based upon loan type and the credit risk inherent in each loan type. To this end, the Company assigns each of its loans a risk rating at the time of loan origination and either confirms or changes the risk rating at the time of subsequent reviews, loan renewals or upon default. The loss allocations are based on a combination of a historical analysis of the Company’s credit losses and adjustment factors deemed relevant by management. The adjustment factors take into account banking industry-wide loss statistics and changes in the current legal, political and economic environment as well as long-term trends. Our historical analysis includes a five-year migration analysis of the Company’s credit losses and a review of banking industry losses over the last 25 years.

The allocated inherent component of the reserve increased by $2.4 million during the first six months of 2007, from $35.6 million at December 31, 2006 to $38.1 million at June 30, 2007. The increase in the allocated portion of the reserve reflects higher loan volumes, particularly construction and commercial real estate loans as well as a higher level of classified loans caused by intervening events affecting the borrower’s ability to repay.

Specific Component of the Reserve

For loans where management deems either the amount or the timing of the repayment to be significantly impaired, there are specific reserve allocations established. The specific reserve is based on a loan’s current value compared to the present value of its projected future cash flows, collateral value or market value, as is relevant for the particular loan pursuant to SFAS 114, “Accounting by Creditors for Impairment of a Loan.” The specific component of the reserve increased by $3.0 million during the first six months of 2007 to $2.1 million at June 30, 2007 after $1.2 million in net charge-offs during the period as a result of the identification of twelve new borrowing relationships with impaired loans. In addition to on-going reviews of the entire loan portfolio, credit administration reviews the watch list (i.e., classified loans) on a monthly basis to determine whether there has been further deterioration in any of the loans to merit the identification of impairment. The specific component of the reserve was $291,000 at December 31, 2006.

Unallocated Inherent Components of the Reserve

The unallocated inherent component of the reserve is based on management’s review of other factors affecting the determination of probable losses inherent in the portfolio, which are not necessarily captured by the application of loss and loss adjustment factors. This portion of the reserve analysis involves the exercise of judgment and reflects consideration such as management’s view that the reserve should have a margin that recognizes the imprecision inherent in the process of estimating credit losses. Accordingly, based on management’s judgment, the unallocated inherent component of the reserve decreased by $1.0 million for the first six months of 2007, from $2.1 million at December 31, 2006 to $1.1 million at June 30, 2007.

Nonperforming Assets

The following table classifies our nonperforming assets as of the dates shown:

	6/30/07	3/31/07	12/31/06	9/30/06	6/30/06
	(dollars in thousands)
Nonaccrual loans	$20,731	$4,816	$3,770	$588	$1,721
Loans past due 90 days or more	5,844	5,124	5,137	1,260	1,262
Total nonperforming loans	26,575	9,940	8,907	1,848	2,983
Other real estate owned (“OREO”)	4,683	4,831	1,101	480	203
Total nonperforming assets	$31,258	$14,771	$10,008	$2,328	$3,186

Total nonaccrual loans to total loans	0.56%	0.13%	0.11%	0.02%	0.06%
Total nonperforming loans to total loans	0.72%	0.28%	0.25%	0.06%	0.10%
Total nonperforming assets to total assets	0.70%	0.34%	0.23%	0.06%	0.09%

Nonperforming loans include nonaccrual loans and accruing loans, which are 90 days or more delinquent. Loans in this category include those with characteristics such as past maturity more than 90 days, those that have interest payments past due more than 90 days, those that have recent adverse operating cash flow or balance sheet trends, or loans that have general risk characteristics that management believes might jeopardize the future timely collection of principal and interest payments.

Nonaccrual loans were $20.7 million at June 30, 2007 as compared to $3.8 million at December 31, 2006 and $1.7 million at June 30, 2006. Nonaccrual loans at June 30, 2007 are comprised of $8.6 million of loans at The PrivateBank - St. Louis, $7.2 million at The PrivateBank - Chicago, $3.1 million at The PrivateBank - Michigan, and $1.8 million at The PrivateBank - Georgia. The average annualized balance of nonaccrual loans was $4.6 million at June 30, 2007 compared to $1.8 million at December 31, 2006. Annualized interest income foregone on nonaccrual loans was approximately $356,000 for the six months ended June 30, 2007 compared to $136,000 for the full year 2006.

Accruing loans delinquent over 90 days were $5.8 million at June 30, 2007 compared to $5.1 million at December 31, 2006. Of the $26.6 million in nonperforming loans, 39% are commercial real estate loans, 27% are commercial loans, 20% are construction loans and the remaining 14% are personal and residential real estate loans.

At June 30, 2007, the Company owned $4.7 million in OREO property compared to $1.1 million at December 31, 2006 and $203,000 at June 30, 2006. The $4.7 million of OREO property at June 30, 2007 is comprised of $2.4 million of property at The PrivateBank - Michigan, $1.2 million at The PrivateBank - St. Louis, $1.1 million at The PrivateBank - Chicago, and $32,000 at The PrivateBank - Georgia. OREO is included in other assets on the balance sheet and we carry OREO at the fair value less estimated costs to sell the property. At June 30, 2007, OREO was comprised of 32% vacant land zoned for residential development, 2% vacant land zoned for commercial development, 48% 1-4 residential properties, and 18% commercial properties.

  Investment Securities

The amortized cost and the estimated fair value of securities at June 30, 2007 and December 31, 2006, were as follows (in thousands):

	June 30, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investment Securities—Available for Sale
U. S. Agency Notes	$10,947	$3	$(13)	$10,937
U. S. Government Agency Mortgage-Backed Securities and Collateralized Mortgage Obligations	267,097	486	(3,238)	264,345
Tax-Exempt Municipal Securities	198,215	8,615	(102)	206,728
Taxable Municipal Securities	3,810	—	(6)	3,804
Federal Home Loan Bank Stock	5,442	—	—	5,442
Other	4,599	—	(1)	4,598
	$490,110	$9,104	$(3,360)	$495,854

	December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investment Securities—Available for Sale
U. S. Agency Notes	$30,022	$—	$—	$30,022
U. S. Government Agency Mortgage-Backed Securities and Collateralized Mortgage Obligations	245,962	593	(3,315)	243,240
Tax-Exempt Municipal Securities	199,058	11,975	(10)	211,023
Taxable Municipal Securities	3,810	—	(1)	3,809
Federal Home Loan Bank Stock	5,141	—	—	5,141
Other	3,547	—	—	3,547
	$487,540	$12,568	$(3,326)	$496,782

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

All securities are classified as available-for-sale and may be sold as part of our asset/liability management strategy in response to changes in interest rates, liquidity needs or significant prepayment risk. Securities available-for-sale are carried at fair value, with related unrealized net gains or losses, net of deferred income taxes, recorded as an adjustment to equity capital. At June 30, 2007, reported stockholders’ equity reflected unrealized securities gains net of tax of $3.7 million. This represented a decrease of $2.2 million from unrealized securities gains net of tax of $5.9 million at December 31, 2006. As of June 30, 2007, the Company has the intent and ability to hold any underwater securities for a period of time sufficient to allow for any anticipated recovery in value and has made a determination not to sell any securities in an unrealized loss position.

At June 30, 2007, we owned $495.9 million of available-for-sale securities, a $928,000 decrease from $496.8 million in securities at December 31, 2006 and a $3.9 million decrease from $499.8 million in securities at June 30, 2006.

  Deposits and Funds Borrowed

The following table presents the balances of deposits by category and each category as a percentage of total deposits at June 30, 2007 and December 31, 2006:

	June 30,		December 31,		Variance
	2007		2006		between periods
	Balance	% of Total	Balance	% of Total
	(dollars in thousands)
Non-interest bearing demand	$303,455	8%	$300,689	8%	1%
Savings	12,398	1%	13,977	1%	(11)%
Interest-bearing demand	150,324	4%	152,323	4%	(1)%
Money market	1,492,905	41%	1,561,103	44%	(4)%
Brokered deposits	630,905	17%	589,321	17%	7%
Other time deposits	1,048,558	29%	933,600	26%	12%
Total deposits	$3,638,545	100%	$3,551,013	100%	2%

Total deposits of $3.6 billion at June 30, 2007 represent an increase of $87.5 million, as compared to total deposits of $3.6 billion at December 31, 2006. The increase in deposits during the period is primarily due to an increase in other time deposit accounts. Core deposits, which represents total deposits less brokered deposits, were $3.0 billion at June 30, 2007 and at December 31, 2006, compared to $2.4 billion at June 30, 2006.

We continue to utilize brokered deposits as a source of funding for growth in the loan portfolio. Brokered deposits were $630.9 million at June 30, 2007, down from $748.0 million at June 30, 2006 and up from $589.3 million at December 31, 2006. Our brokered deposits to total deposits ratio was 17% at June 30, 2007 and December 31, 2006. We have issued certain brokered deposits that include call option provisions, which provide us with the opportunity to redeem the certificates of deposit on a specified date prior to the contractual maturity date.

As of June 30, 2007, we held 13 outstanding brokered deposits containing unexercised call provisions. We have brokered deposits with 16 different brokers and we receive periodic information from other brokers regarding potential deposits. The scheduled maturities of brokered deposits, net of unamortized prepaid broker commissions, as of June 30, 2007, for the upcoming 2007 and 2008 quarters and fiscal years 2009 through 2011 and thereafter, are as follows:

Scheduled Maturities of Brokered Deposits
net of unamortized prepaid brokered commissions
at June 30, 2007

Maturity Date	Rate (1)	6/30/07
	(in thousands)
3rd quarter 2007	5.09%	$183,773
4th quarter 2007	5.06%	161,730
1st quarter 2008 (2)	4.88%	124,945
2nd quarter 2008	5.39%	18,361
Remainder 2008	4.89%	4,588
2009-2010 (3)	4.62%	48,936
Thereafter (4) (5)	5.20%	90,241
Total Brokered Deposits		632,574
Unamortized prepaid broker commissions		(1,669)
Total brokered deposits, net of unamortized prepaid broker commissions		$630,905

(1)	Represents the all-in rate of each brokered deposit.
(2)	This tranche includes one callable deposit: a $14.8 million brokered deposit with a maturity date of 3/26/2008, which is callable monthly.
(3)
This tranche includes two callable deposits: a $4.9 million brokered deposit with a maturity of 6/12/2009, which is callable monthly and a $1.6 million brokered deposit with a maturity date of 5/19/2010 callable quarterly

(4)
This tranche includes several callable deposits: a $3.5 million brokered deposit with a maturity date of 11/19/2012 callable semi-annually; a $9.7 million brokered deposit with a maturity date of 2/11/2013 callable monthly; a $9.8 million brokered deposit with a maturity date of 1/21/2014 callable monthly; a $9.9 million brokered deposit with a maturity date of 12/17/2014 callable monthly; a $6.9 million brokered deposit with a maturity of 1/28/2015 callable semi-annually; a $11.4 million brokered deposit with a maturity date of 2/27/2019 callable monthly; $8.9 million brokered deposit with a maturity date of 3/12/2024 callable semi-annually; a $7.8 million brokered deposit with a maturity date of 4/23/2024 callable monthly; and a $6.4 million brokered deposit with a maturity date of 6/30/2025, an original call date of 12/30/2005, and semi-annually thereafter.

(5)	This segment includes a zero coupon brokered deposit with a maturity date of 3/18/2024, an effective yield of 5.67% and callable semi-annually.

Funds borrowed, which include federal funds purchased, FHLB advances, borrowings under our credit facility, and convertible senior notes, increased 45% to $407.7 million, from $281.7 million at December 31, 2006. On March 14 and March 20, 2007 the Company issued a total of $115.0 million of contingent convertible senior notes to qualified institutional investors. The notes are senior, unsecured obligations of PrivateBancorp, Inc. and pay interest on March 15 and September 15 each year at a rate of 3.625 % per year. The notes will mature on March 15, 2027, and will be convertible under certain circumstances into cash and, if applicable, shares of the Company’s common stock at an initial conversion price of $45.05 per share. A portion of the net proceeds from the notes were used during the first quarter to pay down $41.5 million of the senior debt facility and approximately $7.5 million of the net proceeds were used to repurchase 213,200 shares of common stock. The Company used the remaining net proceeds for working capital and other general corporate purposes.

Membership in the FHLB system gives us the ability to borrow funds from the FHLB (Des Moines), the FHLB (Indianapolis), and the FHLB (Atlanta) under a variety of programs. We have periodically used the services of the FHLB for funding needs and other correspondent services. Our withdrawal as a member of the FHLB (Chicago) was completed during the second quarter 2006. Therefore, we are no longer able to borrow funds or participate in any of the other programs of the FHLB (Chicago); however, we anticipate that we will continue to be members of, and to take advantage of the programs offered by, the FHLB (Des Moines), the FHLB (Indianapolis), and the FHLB (Atlanta). At June 30, 2007 our FHLB borrowings consisted of $47.0 million from the FHLB (Indianapolis), $17.5 million from the FHLB (Atlanta), and $24.0 million from the FHLB (Des Moines). The FHLB requires us to pledge collateral in connection with obtaining FHLB advances. Our pledged collateral consists of residential real estate loans and certain qualifying multi-family loans and investment securities.

As of June 30, 2007, the Company had a credit facility with a correspondent bank comprised of a $40.0 million senior debt facility and $75.0 million of subordinated debt. The senior debt facility is comprised of a $250,000 term loan with a maturity date of December 31, 2017 and a revolving loan with a maturity date of December 31, 2007. Management expects to renew the revolving loan on an annual basis. The subordinated debt matures on December 31, 2017. The interest rate on the senior debt facility resets quarterly, and is based on, at the Company’s option, either the correspondent bank’s prime rate or three-month LIBOR plus 120 basis points, with a floor of 3.50%. The interest rate on the subordinated debt resets quarterly, and is equal to three-month LIBOR plus 135 basis points, with a floor of 3.50%. The subordinated debt qualifies as Tier 2 capital under applicable rules and regulations promulgated by the Board of Governors of the Federal Reserve System.

At June 30, 2007, the Company had $250,000 outstanding on the senior debt facility and $55.0 million of subordinated debt outstanding. The credit facility is used for general corporate and other working capital purposes.

  Capital Resources

Stockholders’ equity was $306.1 million at June 30, 2007, an increase of $9.0 million from December 31, 2006 stockholders’ equity of $297.1 million, due primarily to net income of $17.8 million and an increase in treasury stock of $7.9 million as a result of the repurchase of approximately 223,000 shares by the Company of its stock during the first six months of 2007.

At June 30, 2007, $100.8 million of our total $101.0 million outstanding trust preferred securities were treated as Tier 1 capital. The Company and its banking subsidiaries are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors, and the regulators can lower classifications in certain areas. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements.

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

The following table sets forth our consolidated regulatory capital amounts and ratios as of June 30, 2007 and 2006, and December 31, 2006:

	June 30,			December 31,
	2007			2006
	Capital	“Well-capital-ized” Standard	Excess/ (Deficit) Capital	Capital	“Well-capital-ized” Standard	Excess/ (Deficit) Capital
Dollar basis:
Tier 1 leverage capital	$303,269	$214,284	$88,985	$287,889	$191,691	$96,198
Tier 1 risk-based capital	303,269	225,751	77,518	287,889	214,324	73,565
Total risk-based capital	399,770	376,251	23,519	369,903	357,207	12,696
Percentage basis:
Leverage ratio	7.08%	5.00%		7.51%	5.00%
Tier 1 risk-based capital ratio	8.06%	6.00%		8.06%	6.00%
Total risk-based capital ratio	10.63%	10.00%		10.36%	10.00%
Total equity to total assets	6.82%			6.97%

To be considered “well-capitalized,” an entity must maintain a leverage ratio of at least 5.0%, a Tier 1 risk-based capital ratio of at least 6.0%, and a total risk-based capital ratio of at least 10.0%. To be “adequately capitalized,” a bank must maintain a leverage ratio of at least 4.0%, a Tier 1 risk-based capital ratio of at least 4.0%, and a total risk-based capital ratio of at least 8.0%. At June 30, 2007, the Company and each of the banking subsidiaries exceeded the minimum levels of all regulatory capital requirements, and were considered “well-capitalized” under regulatory standards.

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

Net cash provided by operations totaled $12.2 million in the six months ended June 30, 2007 compared to net cash provided by operations of $18.5 million in the prior year period. Net cash outflows from investing activities totaled $212.3 million in the first six months of 2007 compared to a net cash outflow of $169.5 million in the prior year period primarily due to loan growth, the redemption of FHLB (Chicago) stock in the 2006 period, and less proceeds from maturities, pay downs, and sales in the current period. Cash inflows from financing activities in the first six months of 2007 totaled $203.4 million compared to a net inflow of $137.2 million in the first six months of 2006.

In the event of short-term liquidity needs, our banking subsidiaries may purchase federal funds from correspondent banks and our investment portfolio can be used as a source of liquidity. Additionally, membership in the FHLB System gives the banking subsidiaries the ability to borrow funds from the FHLBs (Atlanta, Des Moines, and Indianapolis) for short- or long-term purposes under a variety of programs. Our asset/liability policy currently limits our use of brokered deposits to levels no more than 40% of total deposits. Brokered deposits were 17% of total deposits at June 30, 2007 and December 31, 2006 and were 24% of total deposits at June 30, 2006. We do not expect our 40% threshold limitation to limit our ability to implement our growth plan.

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

The following tables illustrate our estimated interest rate sensitivity and periodic and cumulative gap positions calculated as of June 30, 2007 and December 31, 2006:

	June 30, 2007 Time to Maturity or Repricing
	0-90 days	91-365 days	1-5 years	Over 5 years	Total
	(dollars in thousands)
Interest-Earning Assets
Net loans	$2,180,376	$399,489	$1,007,822	$76,372	$3,664,059
Investments	22,386	60,011	209,410	203,258	495,065
FHLB stock	5,442	—	—	—	5,442
Federal funds sold	2,491	—	—	—	2,491
Total interest-earning assets	$2,210,695	$459,500	$1,217,232	$279,630	$4,167,057
Interest-Bearing Liabilities
Interest-bearing demand deposits	$—	$—	$—	$150,324	$150,324
Savings deposits	12,398	—	—	—	12,398
Money market deposits	1,492,905	—	—	—	1,492,905
Time deposits	523,087	407,547	117,736	188	1,048,558
Brokered deposits	182,103	305,036	56,123	87,643	630,905
Funds borrowed	157,194	37,000	254,285	60,250	508,729
Total interest-bearing liabilities	$2,367,687	$749,583	$428,144	$298,405	$3,843,819
Cumulative
Rate sensitive assets (RSA)	$2,210,695	$2,670,195	$3,887,427	$4,167,057
Rate sensitive liabilities (RSL)	2,367,687	3,117,270	3,545,414	3,843,819
GAP (GAP=RSA-RSL)	(156,992)	(447,075)	342,013	323,238
RSA/RSL	93.37%	85.66%	109.65%	108.41%
RSA/Total assets	49.28%	59.52%	86.66%	92.89%
RSL/Total assets	52.78%	69.49%	79.03%	85.68%
GAP/Total assets	-3.50%	-9.97%	7.62%	7.21%
GAP/Total RSA	-3.77%	-10.73%	8.21%	7.76%

	December 31, 2006 Time to Maturity or Repricing
	0-90 days	91-365 days	1-5 years	Over 5 years	Total
	(dollars in thousands)
Interest-Earning Assets
Net loans	$2,115,048	$357,609	$927,626	$61,635	$3,461,918
Investments	14,779	61,353	206,369	208,289	490,790
FHLB stock	5,141	—	—	—	5,141
Federal funds sold	32,546	—	—	—	32,546
Total interest-earning assets	$2,167,514	$418,962	$1,133,995	$269,924	$3,990,395
Interest-Bearing Liabilities
Interest-bearing demand deposits	$—	$—	$—	$152,323	$152,323
Savings deposits	13,977	—	—	—	13,977
Money market deposits	1,561,103	—	—	—	1,561,103
Time deposits	388,757	431,567	113,080	195	933,599
Brokered deposits	199,198	208,358	89,761	92,004	589,321
Funds borrowed	119,231	65,250	150,785	47,500	382,766
Total interest-bearing liabilities	2,282,266	705,175	353,626	292,022	3,633,089
Cumulative
Rate sensitive assets (RSA)	$2,167,514	$2,586,476	$3,720,471	$3,990,395
Rate sensitive liabilities (RSL)	2,282,266	2,987,441	3,341,067	3,633,089
GAP (GAP=RSA-RSL)	(114,752)	(400,965)	379,404	357,306
RSA/RSL	94.97%	86.58%	111.36%	109.83%
RSA/Total assets	50.83%	60.65%	87.24%	93.57%
RSL/Total assets	53.52%	70.05%	78.35%	85.20%
GAP/Total assets	-2.69%	-9.40%	8.89%	8.38%
GAP/Total RSA	-2.88%	-10.05%	9.51%	8.95%

The following table shows the impact of immediate 200 and 100 basis point changes in interest rates as of June 30, 2007 and December 31, 2006. The effects are determined through the use of a simulation model based on our interest-earning asset and interest-bearing liability portfolios, assuming the size of these portfolios remains constant from the balance sheet date throughout the one-year measurement period. The simulation assumes that assets and liabilities accrue interest on their current pricing basis. Assets and liabilities then reprice based on their terms and remain at that interest rate through the end of the measurement period. The model attempts to illustrate the potential change in net interest income if the foregoing occurred.

	June 30, 2007				December 31, 2006
Percentage change in net interest income due to an immediate 100 and 200 basis point change in interest rates over a one-year time horizon	-200 Basis Points	-100 Basis Points	+100 Basis Points	+200 Basis Points	-200 Basis Points	-100 Basis Points	+100 Basis Points	+200 Basis Points
	-5.0%	-2.2%	1.8%	3.3%	-7.3%	-3.5%	2.2%	4.1%

This table shows that if there had been an instantaneous parallel shift in the yield curve of +100 basis points on June 30, 2007, net interest income would increase by 1.8% over a one-year period, as compared to a net interest income increase of 2.2% if there had been an instantaneous parallel shift of +100 basis points at December 31, 2006. The measurement of a +200 basis point instantaneous parallel shift in the yield curve at June 30, 2007 would result in an increase in net interest income of 3.3% over a one-year period as compared to 4.1% measured on the basis of the December 31, 2006 portfolio. At June 30, 2007, if there had been an instantaneous parallel shift in the yield curve of -100, we would have suffered a decline in net interest income of 2.2%, as compared to a 3.5% decline measured on the basis of the December 31, 2006 portfolio. At June 30, 2007, if there had been an instantaneous parallel shift in the yield curve of -200, we would have suffered a decline in net interest income of 5.0%, as compared to a 7.3% decline measured on the basis of the December 31, 2006 portfolio.

Changes in the effect on net interest income from a 100 and 200 basis point movement at June 30, 2007, compared to December 31, 2006 are due to the timing and nature of the repricing of rate sensitive assets to rate sensitive liabilities within the one year time frame.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2007 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Company include, but are not limited to, fluctuations in market rates of interest and loan and deposit pricing in the Company’s market areas, the effect of continued margin pressure on the Company’s earnings, further deterioration in asset quality, legislative or regulatory changes, adverse developments in the Company’s loan or investment portfolios, slower than anticipated growth of the Company’s business or unanticipated business declines, unforeseen difficulties in the continued integration of The PrivateBank - Georgia or higher than expected operational costs, failure to get regulatory approval for a de novo federal savings bank in Kansas City, competition, failure to improve operating efficiencies through expense controls, and the possible dilutive effect of potential acquisitions, expansion or future capital raises. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. The Company assumes no obligation to update publicly any of these statements in light of future events unless required under the federal securities laws.

Part II

Item 1. Legal Proceedings

From time to time, we may be party to various legal proceedings arising in the normal course of our business. Since we act as a depository of funds, we may be named from time to time as a defendant in various lawsuits (such as garnishment proceedings) involving claims to the ownership of funds in particular accounts. Neither PrivateBancorp, Inc. nor any of our subsidiaries is currently a defendant in any such proceedings that we believe will have a material adverse effect on our business, results of operations, financial condition or cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by the Company during the quarter ended June 30, 2007 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

Period	(a) Total Number of Shares Purchased	(b) Average Price paid per Share	(c) Total Number of Shares Purchased as part of publicly announced Plans or Programs	(d) Maximum Number of Shares that may be purchased under the Plans/Program (2)
04/01/2007 - 04/30/2007	2,319 (1)	34.72	2,319 (1)	286,800
05/31/2007 - 05/30/2007	-	-	-	286,800
06/01/2007 - 06/30/2007	-	-	-	286,800
Total	2,319	34.72	2,319(1)	286,800

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

  Item 3. Defaults upon Senior Securities

None.

  Item 4. Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Stockholders held on April 26, 2007, the following matters were submitted to and approved by a vote of the Company’s Stockholders:

(1)	The election of five Class III directors for a three-year term ending at the Annual Meeting of Stockholders to be held in 2010:

Directors	Votes For	Votes Withheld
Robert F. Coleman	19,407,369	662,908
James M. Guyette	19,735,424	334,853
Philip M. Kayman	19,747,188	323,089
William J. Podl	19,790,471	279,806
William R. Rybak	19,791,033	279,244

The following directors continue to serve after the Annual Meeting:

Continuing Director	Term Expires
Ralph B. Mandell	2008
William A. Castellano	2008
Cheryl Mayberry-McKissack	2008
Edward W. Rabin, Jr.	2008
Patrick F. Daly	2008
Donald L. Beal	2009
William A. Goldstein	2009
Richard C. Jensen	2009
John B. Williams	2009
Alejandro Silva	2009
Robert F. Coleman	2010
James M. Guyette	2010
Philip M. Kayman	2010
William J. Podl	2010
William R. Rybak	2010

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

Date: August 8, 2007

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