Form 10-Q
period 2007-11-02
PRIVATEBANCORP, INC
filed 2007-11-02
CIK 889936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
࿶ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes࿶ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 26, 2007
Common, no par value	22,187,374

PRIVATEBANCORP, INC.

FORM 10-Q Quarterly Report

SELECTED FINANCIAL DATA

The following table summarizes certain selected unaudited consolidated financial information of PrivateBancorp, Inc. at or for the periods indicated. This information should be read in conjunction with the unaudited consolidated financial statements and related notes included pursuant to Item 1 of this report.

	Quarter Ended
	09/30/07	06/30/07	03/31/07	12/31/06 (1)	09/30/06
	(dollars in thousands, except per share data)
Selected Statement of Income Data:
Interest income:
Loans, including fees	$72,299	$70,732	$68,886	$64,418	$60,361
Securities	5,795	5,938	5,937	5,274	6,367
Federal funds sold and interest-bearing deposits	259	239	238	320	116
Total interest income	78,353	76,909	75,061	70,012	66,844
Interest expense:
Interest-bearing demand deposits	475	437	596	570	569
Savings and money market deposit accounts	17,904	16,667	17,062	16,142	14,499
Brokered deposits and other time deposits	21,732	21,237	19,777	19,062	17,736
Funds borrowed	4,350	4,872	4,084	2,840	2,398
Trust preferred securities	1,604	1,585	1,567	1,601	1,602
Total interest expense	46,065	44,798	43,086	40,215	36,804
Net interest income	32,288	32,111	31,975	29,797	30,040
Provision for loan losses	2,399	2,958	1,406	707	1,494
Net interest income after provision for loan losses	29,889	29,153	30,569	29,090	28,546
Non-interest income:
The PrivateWealth Group income	4,029	4,024	3,826	3,615	3,477
Mortgage banking income	1,157	1,229	1,314	807	804
Other income	1,214	1,803	1,126	1,172	1,351
Securities gains (losses), net	366	(97)	79	(1)	1,212
Losses on interest rate swap	--	--	--	--	(904)
Total non-interest income	6,766	6,959	6,345	5,593	5,940
Non-interest expense:
Salaries and employee benefits	13,083	12,734	13,729	12,205	10,864
Occupancy expense	3,336	3,160	2,790	2,733	2,639
Professional fees	2,109	1,610	1,715	1,976	1,866
Investment management fees	857	868	782	686	774
Marketing	1,058	1,330	1,289	1,137	1,159
Data processing	1,039	984	901	999	788
Insurance	452	363	352	337	349
Amortization of intangibles	241	242	243	169	152
Other operating expenses	1,749	2,019	1,564	2,321	1,420
Total non-interest expense	23,924	23,310	23,365	22,563	20,011
Minority interest expense	100	95	90	82	85
Income before income taxes	12,631	12,707	13,459	12,038	14,390
Income tax expense	3,466	3,956	4,423	2,986	4,596
Net income	$9,165	$8,751	$9,036	$9,052	$9,794
Per Share Data:
Basic earnings	$0.43	$0.41	$0.42	$0.43	$0.48
Diluted earnings	0.42	0.40	0.41	0.42	0.46
Dividends	0.075	0.075	0.075	0.060	0.060
Book value (at end of period)	14.73	14.19	13.92	13.83	12.73

Footnotes begin on page 3.

	Quarter Ended
	09/30/07	06/30/07	03/31/07	12/31/06 (1)	09/30/06
Selected Financial Data (at end of period):
Total securities(2)	$497,948	$495,854	$482,024	$496,782	$458,869
Total loans	3,737,523	3,705,339	3,581,398	3,499,988	3,136,634
Total assets	4,498,226	4,486,010	4,343,872	4,264,424	3,877,593
Total deposits	3,588,062	3,638,545	3,582,821	3,551,013	3,238,822
Funds borrowed	464,021	407,696	334,128	281,733	235,858
Trust preferred securities	101,033	101,033	101,033	101,033	101,033
Total stockholders’ equity	318,400	306,109	299,672	297,124	265,227
The PrivateWealth Group assets under management	3,281,576	3,119,878	2,952,227	2,902,205	2,780,121
Selected Financial Ratios and Other Data:
Performance Ratios:
Net interest margin(3)(9)	3.13%	3.19%	3.26%	3.25%	3.47%
Net interest spread(4)	2.68	2.76	2.84	2.77	2.97
Non-interest income to average assets	0.60	0.64	0.60	0.56	0.63
Non-interest expense to average assets	2.13	2.13	2.22	2.27	2.13
Net overhead ratio(5)	1.53	1.49	1.62	1.71	1.50
Efficiency ratio(6)(9)	59.6	58.1	59.3	61.9	53.9
Return on average assets(7)	0.82	0.80	0.86	0.91	1.04
Return on average equity(8)	11.80	11.66	12.37	13.61	15.43
Fee income to total revenue(10)	16.54	18.01	16.39	15.81	15.79
Dividend payout ratio	17.84	18.64	18.50	14.44	12.96
Asset Quality Ratios:
Non-performing loans to total loans	0.77%	0.72%	0.28%	0.25%	0.06%
Allowance for loan losses to:
total loans	1.13	1.11	1.09	1.09	1.11
Non-performing loans	145	155	391	427	1,877
Net charge-offs to average total loans	0.17	0.06	0.07	0.01	0.04
Non-performing assets to total assets	0.80	0.70	0.34	0.23	0.06
Non-accrual loans to total loans	0.69	0.56	0.13	0.11	0.02
Balance Sheet Ratios:
Loans to deposits	104.2%	101.8%	100.0%	98.6%	96.8%
Average interest-earning assets to average interest-bearing liabilities	110.4	109.9	109.8	111.3	112.2
Capital Ratios:
Total equity to total assets	7.08%	6.82%	6.90%	6.97%	6.84%
Total risk-based capital ratio	10.60	10.63	10.45	10.36	10.71
Tier 1 risk-based capital ratio	8.07	8.06	7.93	8.06	8.53
Leverage ratio	7.20	7.08	6.95	7.51	7.26

(1)	Financial results for the quarter ended December 31, 2006 include the impact of The PrivateBank - Georgia as of the date of acquisition, December 13, 2006.
(2)	For all periods, the entire securities portfolio was classified as “Available for Sale.”
(3)	Net interest income, on a tax-equivalent basis, divided by average interest-earning assets.
(4)	Tax equivalent yield on average interest-earning assets less rate on average interest-bearing liabilities.
(5)	Non-interest expense less non-interest income divided by average total assets.
(6)	Non-interest expense divided by the sum of net interest income, on a tax equivalent basis, plus non-interest income.
(7)	Net income divided by average total assets.
(8)	Net income divided by average common equity.

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

Reconciliation of net interest income to net interest income on a tax equivalent basis
	3Q07	2Q07	1Q07	4Q06	3Q06
Net interest income	$32,288	$32,111	$31,975	$29,797	$30,040
Tax equivalent adjustment to net interest income	1,072	1,072	1,073	1,058	1,166
Net interest income, tax equivalent basis	$33,360	$33,183	$33,048	$30,855	$31,206

(10)	The PrivateWealth Group, mortgage banking and other income as a percentage of the sum of net interest income and The PrivateWealth Group, mortgage banking and other income.

Part I

Item 1. Financial Statements

PRIVATEBANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30, 2007	December 31, 2006
	(unaudited)
Assets
Cash and due from banks	$52,922	$42,428
Federal funds sold and other short-term investments	22,117	36,969
Total cash and cash equivalents	75,039	79,397
Loans held for sale	4,262	14,515
Available-for-sale securities, at fair value	497,948	496,782
Loans, net of unearned discount	3,737,523	3,499,988
Allowance for loan losses	(42,113)	(38,069)
Net loans	3,695,410	3,461,919
Goodwill	93,357	93,043
Premises and equipment, net	24,844	21,413
Accrued interest receivable	23,422	23,490
Other assets	83,944	73,865
Total assets	$4,498,226	$4,264,424
Liabilities and Stockholders’ Equity
Demand deposits:
Non-interest-bearing	$285,003	$300,689
Interest-bearing	134,428	152,323
Savings and money market deposit accounts	1,577,930	1,575,080
Brokered deposits	500,296	589,321
Other time deposits	1,090,405	933,600
Total deposits	3,588,062	3,551,013
Funds borrowed	464,021	281,733
Trust preferred securities	101,033	101,033
Accrued interest payable	13,968	16,071
Other liabilities	12,742	17,450
Total liabilities	$4,179,826	$3,967,300
Stockholders’ Equity
Preferred stock, 1,000,000 shares authorized	—	—
Common stock, without par value, $1 stated value; 39,000,000 shares authorized; 22,182,571 and 22,035,050 shares issued and outstanding as of September 30, 2007 and December 31, 2006, respectively	21,612	21,481
Treasury stock	(13,475)	(5,254)
Additional paid-in-capital	160,178	153,487
Retained earnings	143,585	121,539
Accumulated other comprehensive income	6,500	5,871
Total stockholders’ equity	318,400	297,124
Total liabilities and stockholders’ equity	$4,498,226	$4,264,424

The accompanying notes to consolidated financial statement are an integral part of these statements.

PRIVATEBANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Interest Income
Loans, including fees	$72,299	$60,361	$211,917	$164,398
Federal funds sold and interest-bearing deposits	259	116	736	402
Securities:
Taxable	3,450	3,816	10,633	14,815
Exempt from federal income taxes	2,345	2,551	7,037	7,684
Total interest income	78,353	66,844	230,323	187,299
Interest Expense
Deposits:
Interest-bearing demand	475	569	1,508	1,174
Savings and money market	17,904	14,499	51,633	39,051
Brokered and other time	21,732	17,736	62,746	46,412
Funds borrowed	4,350	2,398	13,306	8,253
Trust preferred securities	1,604	1,602	4,756	4,731
Total interest expense	46,065	36,804	133,949	99,621
Net interest income	32,288	30,040	96,374	87,678
Provision for loan losses	2,399	1,494	6,763	6,129
Net interest income after provision for loan losses	29,889	28,546	89,611	81,549
Non-interest Income
The PrivateWealth Group income	4,029	3,477	11,878	10,240
Mortgage banking income	1,157	804	3,700	2,532
Other income	1,214	1,351	4,144	5,106
Securities gains (losses)	366	1,212	348	(373)
(Losses) gains on interest rate swap	--	(904)	--	64
Total non-interest income	6,766	5,940	20,070	17,569
Non-interest Expense
Salaries and employee benefits	13,083	10,864	39,546	31,725
Occupancy expense, net	3,336	2,639	9,286	7,022
Professional fees	2,109	1,866	5,434	4,837
Investment management fees	857	774	2,507	1,979
Marketing	1,058	1,159	3,676	3,154
Data processing	1,039	788	2,924	2,318
Postage, telephone & delivery	409	325	1,224	1,050
Insurance	452	349	1,166	982
Amortization of intangibles	241	152	726	459
Other non-interest expense	1,340	1,095	4,110	2,977
Total non-interest expense	23,924	20,011	70,599	56,503
Minority interest expense	100	85	285	248
Income before income taxes	12,631	14,390	38,797	42,367
Income tax provision	3,466	4,596	11,845	13,572
Net income	$9,165	$9,794	$26,952	$28,795
Basic earnings per share	$0.43	$0.48	$1.27	$1.40
Diluted earnings per share	0.42	0.46	1.23	1.35
Dividends per share	0.075	0.060	0.225	0.180

The accompanying notes to consolidated financial statement are an integral part of these statements.

PRIVATEBANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)
(In thousands, except per share data)

	Common Stock	Treasury Stock	Additional paid-in-capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance, January 1, 2006	$20,492	$(2,728)	$122,157	$88,794	$7,434	$236,149
Net income	—	—	—	28,795	—	28,795
Net decrease in fair value of securities classified as available-for-sale, net of income taxes and reclassification adjustments	—	—	—	—	(634)	(634)
Total comprehensive income	—	—	—	28,795	(634)	28,161
Cash dividends declared ($0.180 per share)	—	—	—	(3,791)	—	(3,791)
Issuance of common stock	294	—	1,288	—	—	1,582
Acquisition of treasury stock	56	(1,102)	499	—	—	(547)
Share-based payment expense	—	—	2,837	—	—	2,837
Excess tax benefit from share-based payments	—	—	836	—	—	836
Balance, September 30, 2006	$20,842	$(3,830)	$127,617	$113,798	$6,800	$265,227
Balance, January 1, 2007	$21,481	$(5,254)	$153,487	$121,539	$5,871	$297,124
Net income	—	—	—	26,952	—	26,952
Net increase in fair value of securities classified as available-for-sale, net of income taxes and reclassification adjustments	—	—	—	—	629	629
Total comprehensive income	—	—	—	26,952	629	27,581
Cash dividends declared ($0.225 per share)	—	—	—	(4,906)	—	(4,906)
Issuance of common stock	91	—	1,274	—	—	1,365
Acquisition of treasury stock	40	(8,221)	204	—	—	(7,977)
Share-based payment expense	—	—	4,943	—	—	4,943
Excess tax benefit from share-based payments	—	—	270	—	—	270
Balance, September 30, 2007	$21,612	$(13,475)	$160,178	$143,585	$6,500	$318,400

The accompanying notes to consolidated financial statement are an integral part of these statements.

PRIVATEBANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)
(In thousands)
	Nine months ended September 30,
	2007	2006
Cash flows from operating activities
Net income	$26,952	$28,795
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,751	2,027
Provision for loan losses	6,763	6,129
Net (gain) loss on sale of securities	(348)	373
Gains on interest rate swap	--	(64)
Net decrease (increase) in loans held for sale	10,253	(2,451)
Decrease in deferred loan fees	(1,005)	(111)
Share-based payment expense	4,943	2,837
Change in minority interest	285	248
Decrease (Increase) in accrued interest receivable	68	(4,345)
(Decrease) Increase in accrued interest payable	(2,103)	5,523
Increase in other assets	(10,999)	(14,218)
Decrease in other liabilities	(4,943)	(10,071)
Total adjustments	5,665	(14,123)
Net cash provided by operating activities	32,617	14,672
Cash flows from investing activities
Proceeds from maturities, paydowns, and sales of available-for-sale securities	80,151	157,723
Purchase of securities available-for-sale	(80,002)	(61,232)
Redemption of FHLB (Chicago) Stock	--	138,506
Net loan principal advanced	(238,981)	(529,261)
Premises and equipment expenditures	(6,182)	(10,100)
Net cash used by investing activities	(245,014)	(304,364)
Cash flows from financing activities
Net increase in total deposits	36,993	415,461
Proceeds from equity transactions	1,609	2,137
Excess tax benefit from share-based payments	270	836
Acquisition of treasury stock	(8,221)	(1,102)
Dividends paid	(4,906)	(3,791)
Issuance of debt	406,577	223,703
Repayment of debt	(224,283)	(284,830)
Net cash provided by financing activities	208,039	352,414
Net (decrease) increase in cash and cash equivalents	(4,358)	62,722
Cash and cash equivalents at beginning of year	79,397	61,869
Cash and cash equivalents at end of period	$75,039	$124,591

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

The annualized results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results expected for the full year ending December 31, 2007. The accompanying consolidated financial statements are unaudited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, or cash flows in accordance with U.S. generally accepted accounting principles. The consolidated financial statements for the period ended September 30, 2007 should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-K. For 2006, the results of operations of The PrivateBank - Georgia are included since the date of acquisition, December 13, 2006.

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

NOTE 2—OPERATING SEGMENTS

For purposes of making operating decisions and assessing performance, management regards The PrivateBank - Chicago, The PrivateBank - St. Louis (which includes The PrivateBank - Kansas City), The PrivateBank - Michigan, The PrivateBank - Georgia, The PrivateBank - Wisconsin, The PrivateWealth Group (formerly “Wealth Management”), which includes Lodestar for segment reporting purposes, and the Holding Company as seven operating segments. The Company’s investment securities portfolio is comprised of the five banks’ portfolios and accordingly, each portfolio is included in total assets of each bank. Insurance expense for the Company is allocated to all segments.

We apply the accrual basis of accounting for each reportable segment and for transactions between reportable segments. During the first nine months of 2007, there were no changes in the measurement methods used to determine reported segment profit or loss as compared to the same period for 2006.

The accounting policies of the segments are generally the same as those described in Note 1—Basis of Presentation to the consolidated financial statements.

Balance sheet highlights at September 30, 2007 and December 31, 2006 for each business segment are summarized in the following segment tables (in thousands).

9/30/2007	Total Assets	Total Deposits	Total Borrowings (1)	Total Gross Loans	Total Capital
The PrivateBank - Chicago	$3,024,423	$2,481,654	$228,213	$2,451,236	$299,790
The PrivateBank - St. Louis & KC	438,187	343,455	51,484	372,706	40,702
The PrivateBank - Wisconsin	129,084	115,921	--	103,574	12,655
The PrivateBank - Michigan	628,621	485,700	42,023	550,452	96,614
The PrivateBank - Georgia	337,682	233,235	41,799	258,910	59,719
Holding Company	593,273	--	271,283	--	318,399
Intersegment Eliminations (2)	(653,044)	(71,903)	(69,748)	645	(509,479)
Consolidated	$4,498,226	$3,588,062	$565,054	$3,737,523	$318,400

12/31/2006	Total Assets	Total Deposits	Total Borrowings(1)	Total Gross Loans	Total Capital
The PrivateBank - Chicago	$2,931,583	$2,532,657	$111,013	$2,383,752	$266,110
The PrivateBank - St. Louis & KC	413,265	311,784	51,178	350,722	47,586
The PrivateBank - Wisconsin	99,488	101,738	--	62,758	(2,126)
The PrivateBank - Michigan	572,327	418,097	58,031	503,214	91,996
The PrivateBank - Georgia	281,491	202,788	22,506	200,487	54,919
Holding Company	483,616	--	183,250	--	297,124
Intersegment Eliminations (2)	(517,346)	(16,051)	(43,212)	(945)	(458,485)
Consolidated	$4,264,424	$3,551,013	$382,766	$3,499,988	$297,124

Growth between periods	Change in Total Assets	Change in Total Deposits	Change in Total Borrowings(1)	Change in Total Gross Loans	Change in Total Capital
The PrivateBank - Chicago	3%	(2)%	106%	3%	13%
The PrivateBank - St. Louis & KC	6%	10%	1%	6%	(14)%
The PrivateBank - Wisconsin	30%	14%	--	65%	695%
The PrivateBank - Michigan	10%	16%	(28)%	9%	5%
The PrivateBank - Georgia	20%	15%	86%	29%	9%
Holding Company	23%	--	48%	--	7%
Consolidated	5%	1%	48%	7%	7%
(1)	Includes trust preferred securities for the Holding Company segment.
(2)	Intersegment eliminations for gross loans reflect the exclusion of the unearned income for management reporting purposes. The intersegment eliminations for total capital reflect the elimination of the net investment in each of the Holding Company subsidiaries in consolidation. The intersegment eliminations for total deposits reflect the elimination of the holding company’s cash deposited at The PrivateBanks - Chicago, St. Louis and Georgia. The intersegment eliminations for total borrowings reflect the exclusion of The PrivateBank Mortgage Company revolving line of credit with The PrivateBank - Chicago and the elimination of intercompany federal funds purchased. The intersegment eliminations include adjustments necessary for each category to agree with the related consolidated financial statements.

Financial results for each business segment for the three and nine months ended September 30, 2007 and 2006 are presented below (all dollar amounts are in thousands):
Three months ended September 30, 2007	Net Interest Income (Expense)	Provision for Loan Losses	Non Interest Income (Expense)	Non Interest Expense	Minority Interest Expense	YTD Net Income (Loss)
The PrivateBank - Chicago	$24,171	$1,152	$2,120	$9,783	$--	$10,776
The PrivateBank - St. Louis & KC	3,165	(18)	712	3,013	--	632
The PrivateBank - Wisconsin	1,001	(36)	3	709	--	198
The PrivateBank - Michigan	4,619	855	157	2,382	--	1,042
The PrivateBank - Georgia	2,497	446	81	1,693	--	298
The PrivateWealth Group	340	--	4,029	3,528	100	462
Holding Company Activities	(3,716)	--	50	2,995	--	(4,059)
Intersegment Eliminations (1)	211	--	(386)	(179)	--	(184)
Consolidated	$32,288	$2,399	$6,766	$23,924	$100	$9,165

Three months ended September 30, 2006	Net Interest Income (Expense)	Provision for Loan Losses	Non Interest Income (Expense)	Non Interest Expense	Minority Interest Expense	YTD Net Income (Loss)
The PrivateBank - Chicago	$23,301	$1,139	$2,154	$9,569	$--	$10,099
The PrivateBank - St. Louis	3,641	151	488	2,109	--	1,240
The PrivateBank - Wisconsin	345	44	2	596	--	(194)
The PrivateBank - Michigan	4,554	160	214	2,317	--	1,493
The PrivateBank - Georgia	--	--	--	--	--	--
The PrivateWealth Group	166	--	3,477	3,181	85	394
Holding Company Activities	(2,120)	--	50	2,657	--	(3,069)
Intersegment Eliminations (1)	153	--	(445)	(418)	--	(169)
Consolidated	$30,040	$1,494	$5,940	$20,011	$85	$9,794

Growth between periods	Change in Net Interest Income	Change in Provision for Loan Losses	Change in Non Interest Income	Change in Non Interest Expense	Change in Minority Interest Expense	Change in YTD Net Income
The PrivateBank - Chicago	4%	1%	(2)%	2%	--	7%
The PrivateBank - St. Louis & KC	(13)%	(112)%	46%	43%	--	(49)%
The PrivateBank - Wisconsin	190%	(181)%	33%	19%	--	202%
The PrivateBank - Michigan	1%	435%	(27)%	3%	--	(30)%
The PrivateBank - Georgia	--	--	--	--	--	--
The PrivateWealth Group	105%	--	16%	11%	18%	17%
Holding Company Activities	(75)%	--	0%	13%	--	(32)%
Consolidated	7%	61%	14%	20%	18%	(6)%
(1) The intersegment eliminations for interest expense reflect the elimination of the holding company’s cash deposited at The PrivateBanks - Chicago, St. Louis and Georgia. The intersegment eliminations for interest expense reflect the exclusion of The PrivateBank Mortgage Company revolving line of credit with The PrivateBank - Chicago and the elimination of intercompany federal funds purchased. The intersegment eliminations include adjustments necessary for each category to agree with the related consolidated financial statements.

Nine months ended September 30, 2007	Net Interest Income (Expense)	Provision for Loan Losses	Non Interest Income (Expense)	Non Interest Expense	Minority Interest Expense	YTD Net Income (Loss)
The PrivateBank - Chicago	$71,557	$1,592	$6,035	$28,876	$--	$32,470
The PrivateBank - St. Louis & KC	9,494	2,235	1,867	8,330	--	791
The PrivateBank - Wisconsin	2,713	317	50	2,164	--	155
The PrivateBank - Michigan	13,641	2,097	715	7,101	--	3,515
The PrivateBank - Georgia	7,783	522	338	4,934	--	1,736
The PrivateWealth Group	869	--	11,878	10,600	285	1,244
Holding Company	(10,322)	--	188	9,034	--	(12,427)
Intersegment Eliminations (1)	639	--	(1,001)	(442)	--	(532)
Consolidated	$96,374	$6,763	$20,070	$70,599	$285	$26,952

Nine months ended September 30, 2006	Net Interest Income (Expense)	Provision for Loan Losses	Non Interest Income (Expense)	Non Interest Expense	Minority Interest Expense	YTD Net Income (Loss)
The PrivateBank - Chicago	$67,892	$3,478	$6,053	$27,033	$--	$30,162
The PrivateBank - St. Louis	10,623	1,698	1,436	5,723	--	3,181
The PrivateBank - Wisconsin	935	333	5	1,747	--	(755)
The PrivateBank - Michigan	12,837	620	594	6,649	--	4,021
The PrivateBank - Georgia	--	--	--	--	--	--
The PrivateWealth Group	748	--	10,240	9,069	248	1,340
Holding Company	(5,645)	--	162	7,245	--	(8,656)
Intersegment Eliminations (1)	288	--	(921)	(963)	--	(498)
Consolidated	$87,678	$6,129	$17,569	$56,503	$248	$28,795

Variance	Change in Net Interest Income	Change in Provision for Loan Losses	Change in Non Interest Income	Change in Non Interest Expense	Change in Minority Interest Expense	Change in YTD Net Income
The PrivateBank - Chicago	5%	(54)%	--	7%	--	8%
The PrivateBank - St. Louis & KC	(11)%	32%	30%	46%	--	(75)%
The PrivateBank - Wisconsin	190%	(5)%	891%	24%	--	121%
The PrivateBank - Michigan	6%	238%	20%	7%	--	(13)%
The PrivateBank - Georgia	--	--	--	--	--	--
The PrivateWealth Group	16%	--	16%	17%	15%	(7)%
Holding Company	(83)%	--	16%	25%	--	(44)%
Consolidated	10%	10%	14%	25%	15%	(6)%
(1)
The intersegment eliminations for interest expense reflect the elimination of the holding company’s cash deposited at The PrivateBanks - Chicago, St. Louis and Georgia. The intersegment eliminations for interest expense reflect the exclusion of The PrivateBank Mortgage Company revolving line of credit with The PrivateBank - Chicago and the elimination of intercompany federal funds purchased. The intersegment eliminations include adjustments necessary for each category to agree with the related consolidated financial statements.

The PrivateBanks

The PrivateBanks - Chicago, St. Louis, Wisconsin, Michigan and Georgia, provide personal and commercial banking services primarily to affluent individuals, professionals, entrepreneurs and their business interests. Commercial lending products include lines of credit for working capital, term loans for equipment and letters of credit to support the commitments made by its clients. Non-credit products include remote capture, merchant credit card processing, electronic funds transfer, and other cash management products. In addition, some of our banks provide lock-box and cash concentration accounts. The banks offers a full range of real estate lending products including fixed and floating rate permanent and mini-permanent mortgages, and construction and commercial real estate loans. Personal loans include installment loans and lines of credit, home equity loans and a wide variety of home mortgage loans.

Individual banking services include interest-bearing checking, money market accounts, certificates of deposit, ATM/debit cards, investment brokerage accounts and domestic and international wire transfers. Additionally, some of our banks offer secured and unsecured personal loans and lines of credit, foreign currency exchange and access to wealth management services and products.

The PrivateBank - Chicago

The PrivateBank - Chicago’s main office is located in downtown Chicago with seven full-service Chicago and suburban locations. The PrivateBank - Chicago’s balance sheet reflects goodwill of $19.2 million at September 30, 2007, which remained unchanged from December 31, 2006, and intangibles of $1.7 million at September 30, 2007, compared to $1.9 million at December 31, 2006.

For segment reporting purposes, The PrivateBank Mortgage Company results are included in The PrivateBank - Chicago.

The PrivateBank - St. Louis

The PrivateBank - St. Louis, a federal savings bank, is headquartered in St. Louis, Missouri with offices in Brentwood and Chesterfield, Missouri. Our newest de novo bank, The PrivateBank - Kansas City (in organization), opened in March of 2007 as an office of The PrivateBank - St. Louis. The PrivateBank - Kansas City moved into its permanent offices in August 2007. In addition to private banking services, clients of The PrivateBank - Kansas City also have access to wealth management products and services through this location. The Company has received conditional OTS approval for The PrivateBank - Kansas City’s federal savings bank charter, and the application remains subject to approval from the FDIC and Federal Reserve Bank of Chicago.

For the nine months ended September 30, 2007, the financial results of The PrivateBank - Kansas City are included with the St. Louis segment. The PrivateBank - Kansas City incurred a year-to-date net loss of $935,000 resulting from start-up expenses including the new office in Kansas City and compensation expenses associated with management personnel in the Kansas City office. Excluding the impact of The PrivateBank - Kansas City, The PrivateBank - St. Louis had net income of $1.7 million for the nine months ended September 30, 2007.

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

The PrivateBank - Michigan

The PrivateBank - Michigan’s main office is located in Bloomfield Hills; additional offices are located in the cities of Grosse Pointe and Rochester. The PrivateBank - Michigan balance sheet reflects goodwill of $42.6 million, which remained unchanged from December 31, 2006, and intangibles of $2.8 million at September 30, 2007 compared to $3.1 million at December 31, 2006.

The PrivateBank - Georgia

The PrivateBank - Georgia operates a main office located on the north side of Atlanta in the affluent Buckhead market and two banking offices located in the high net worth markets of Norcross and Alpharetta, Georgia. The bank is also a Small Business Lending Preferred Lending Participant offering this alternative financing vehicle to business clients. The PrivateBank - Georgia’s balance sheet reflects goodwill of $30.2 million, compared to $29.9 million at December 31, 2006 due to routine adjustments of deferred taxes and acquisition costs related to the purchase of The PrivateBank-Georgia as allowable under accounting rules. The PrivateBank - Georgia had intangibles of $2.2 million at September 30, 2007 compared to $2.5 million at December 31, 2006, as a result of its acquisition by the Company on December 13, 2006.

The PrivateWealth Group

The PrivateWealth Group (formerly “Wealth Management”) includes investment management, personal trust, and estate administration, custodial, qualified plan, IRA, brokerage and investment advisory services. The PrivateWealth Group professionals work with trust and investment management clients to define objectives, goals and strategies for clients’ investment portfolios. They also assist some clients with the selection of independent investment managers to handle account investments. In addition, account administrators work with trust clients and their attorneys to establish estate plans. Consistent with the Company’s philosophy, The PrivateWealth Group emphasizes a high level of personal service, including prompt collection and reinvestment of interest and dividend income, weekly valuation, tracking of tax information, customized reporting and ease of security settlement. Lodestar is an investment management firm that is 80% owned by The PrivateBank and Trust Company and is part of the The PrivateWealth Group for segment reporting purposes. Lodestar provides investment management services to high net worth clients, some of whom are also fiduciary services clients of the The PrivateWealth Group. The minority interest expense related to Lodestar is included in non-interest expense for this segment. Additionally, clients have access to investment advisory, insurance products, and securities brokerage services through an affiliation each of The PrivateBank - Chicago, The PrivateBank - St. Louis, and The PrivateBank - Michigan has with Linsco Private Ledger, a registered broker dealer and registered investment advisor.

The following tables indicate the breakdown of The PrivateWealth Group’s assets under management at September 30, 2007 and September 30, 2006, by account classification and related gross revenue for the nine months ended September 30, 2007 and September 30, 2006:

	At or for the nine months ended September 30, 2007		At or for the nine months ended September 30, 2006
	Market Value	Revenue	Market Value	Revenue
Fiduciary Services (1)	(in thousands)		(in thousands)
Discretionary accounts
Trusts, estates and guardianships	$952,172	$3,806	$805,033	$3,225
Investment agency	746,287	3,509	554,856	2,840
Retirement plans and accounts	161,129	502	119,852	265
Total discretionary accounts	1,859,588	7,817	1,479,741	6,330
Non-Discretionary accounts
Investment agency	4,383	23	842	4
Custody (includes retirement plans and accounts)	692,699	758	628,031	818
Total non-discretionary accounts	697,082	781	628,873	822
Lodestar investment management accounts	770,234	3,541	739,279	3,258
Less assets managed and revenue earned by Lodestar(2)	(103,828)	(405)	(115,635)	(332)
Brokerage services	58,500	144	47,863	162
Net fiduciary services and Lodestar investment management accounts	$3,281,576	$11,878	$2,780,121	$10,240

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

For the nine months ended September 30, 2007, fees paid to third party investment managers were $2.5 million compared to $2.0 million in the prior year period.

Holding Company

Holding Company activities consist of parent company only matters. The Holding Company’s most significant assets are net investments in its five banking subsidiaries, The PrivateBank - Chicago, The PrivateBank - St. Louis, The PrivateBank - Wisconsin, The PrivateBank - Michigan, and The PrivateBank - Georgia and a mortgage company subsidiary, The PrivateBank Mortgage Company. The Company acquired The PrivateBank - Georgia on December 13, 2006, as part of its acquisition of Piedmont Bancshares, Inc.

Holding Company activities are reflected primarily by interest expense on borrowings and operating expenses. Recurring Holding Company operating expenses consist of compensation (amortization of restricted stock awards and stock option expense) and professional fees.

NOTE 3—EARNINGS PER SHARE

The following table shows the computation of basic and diluted earnings per share (in thousands except per share data) for the three and nine months ended September 30, 2007 and 2006:

	Three months ended September 30,
	2007	2006
Net income	$9,165	$9,794
Weighted average common shares outstanding	21,223	20,581
Weighted average common shares equivalent(1)	596	859
Weighted average common shares and common share equivalents	21,819	21,440
Net income per average common share - basic	$0.43	$0.48
Net income per average common share - diluted	$0.42	$0.46

	Nine months ended September 30,
	2007	2006
Net income	$26,952	$28,795
Weighted average common shares outstanding	21,246	20,520
Weighted average common shares equivalent(1)	642	893
Weighted average common shares and common share equivalents	21,888	21,413
Net income per average common share - basic	$1.27	$1.40
Net income per average common share - diluted	$1.23	$1.35

(1)	Common shares equivalent result from stock options being treated as if they had been exercised and are computed by application of the treasury stock method.

NOTE 4—OTHER COMPREHENSIVE INCOME

Change in the fair value of securities available-for-sale is presented on a net basis on the Consolidated Statement of Changes in Stockholders’ Equity. The following table discloses the changes in the components of other accumulated comprehensive income for the nine months ended September 30, 2007 and 2006 (in thousands):

	September 30, 2007
	Before Tax Amount	Tax Effect	Net of Tax Amount
Change in unrealized gains on securities available-for-sale	$1,264	$406	$858
Less: reclassification adjustment for gains included in net income	(348)	(119)	(229)
Change in net unrealized gains	$916	$287	$629

	September 30, 2006
	Before Tax Amount	Tax Effect	Net of Tax Amount
Change in unrealized losses on securities available-for-sale	$(2,109)	$(1,239)	$(870)
Less: reclassification adjustment for losses included in net income	373	137	236
Change in net unrealized losses	$(1,736)	$(1,102)	$(634)

NOTE 5—LONG TERM DEBT

The following table is a summary of the Company’s trust preferred securities as of September 30, 2007. The Debentures represent the aggregate liquidation amount issued.

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

As of September 30, 2007, the Company owned 100% of the common securities of three trusts, PrivateBancorp Statutory Trust II, Bloomfield Hills Statutory Trust I and PrivateBancorp Statutory Trust III. PrivateBancorp Statutory Trust II and PrivateBancorp Statutory Trust III were established as wholly-owned subsidiaries of the Company in June 2005 and December 2005, respectively. Bloomfield Hills Statutory Trust I was acquired as part of the acquisition of BHB on June 20, 2005. The Trusts were formed for purposes of issuing trust preferred securities to third-party investors and investing the proceeds from the issuance of the trust preferred securities and common securities solely in junior subordinated debentures (“Debentures”) issued by the Company with the same maturities and interest rates as the trust preferred securities. The Debentures are the sole assets of the Trusts.

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

The Company’s aggregate principal amount of outstanding trust preferred securities at September 30, 2007 is $101.0 million. As of September 30, 2007, all of our trust preferred securities are eligible for treatment as Tier 1 capital as allowed by the Federal Reserve. On March 1, 2005, the Federal Reserve issued a final rule that retains Tier 1 capital treatment for trust preferred securities but with stricter limits. Under the rule, after a five-year transition period, the aggregate amount of the trust preferred securities and certain other capital elements will retain their current limit of 25% of Tier 1 capital elements, net of goodwill less any associated deferred tax liability. The amount of trust preferred securities and certain other capital elements in excess of the limit could be included in Tier 2 capital, subject to restrictions. Applying the final rule at September 30, 2007, the Company would still be considered well-capitalized under regulatory capital guidelines.

As of September 30, 2007 the Company had a credit facility with a correspondent bank comprised of a $40.0 million senior debt facility and a $75.0 million subordinated debt facility. The senior debt facility is comprised of a $250,000 term loan with a maturity date of December 31, 2017 and a revolving loan with a maturity date of December 31, 2007. Management expects to renew the revolving loan on an annual basis. The subordinated debt matures on December 31, 2017. The interest rate on the senior debt facility resets quarterly, and is based on, at the Company’s option, either the correspondent bank’s prime rate or three-month LIBOR plus 120 basis points, with a floor of 3.50%. The interest rate on the subordinated debt resets quarterly, and is equal to three-month LIBOR plus 135 basis points, with a floor of 3.50%. The subordinated debt qualifies as Tier 2 capital under applicable rules and regulations promulgated by the Board of Governors of the Federal Reserve System.

At September 30, 2007, the Company had $250,000 outstanding on the senior debt facility and $55.0 million of subordinated debt outstanding. The credit facility is used for general corporate and other working capital purposes.

On March 14 and March 20, 2007, the Company issued a total of $115.0 million of contingent convertible senior notes to qualified institutional investors. The notes are senior, unsecured obligations of PrivateBancorp, Inc. and pay interest on March 15 and September 15 each year at a rate of 3.625% per year. The notes will mature on March 15, 2027, and will be convertible into cash and, if applicable, shares of the Company’s common stock at an initial conversion price of $45.05 per share. A portion of the net proceeds from the notes were used during the first quarter 2007 to pay down $41.5 million of the senior debt facility and approximately $7.5 million of the net proceeds were used to repurchase 213,200 shares of common stock. The Company will use the remaining net proceeds for working capital and other general corporate purposes.

In July 2007, the Financial Accounting Standards Board (FASB) announced a proposed FASB Staff Position (FSP) related to convertible debt which may be settled in cash upon conversion (including partial cash settlement). The proposed FSP would require the Company to separately account for the liability and equity components of the convertible debt in a manner that reflects the Company's economic interest cost. The proposed FSP would require bifurcation of a component of the debt, classification of that component in equity, and then accretion of the resulting discount on the debt to result in the economic interest cost being reflected in the income statement. The proposed FSP would make any final guidance effective for fiscal periods beginning after December 15, 2007. Retrospective application to all periods presented would be required. The Company is currently evaluating the impact of the proposal on its financial position, results of operations and liquidity.

NOTE 6—CAPITAL TRANSACTIONS

During the third quarter 2007, the Company declared and paid a $0.075 per share dividend, even with the second quarter 2007 and a 25% increase from the third quarter 2006 dividend of $0.06.

During the third quarter 2007 the Company repurchased 9,644 shares of its common stock compared to none during the third quarter 2006.

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

The Company files U.S. federal and various state income tax returns. The Company is no longer subject to income tax examination by the Federal Internal Revenue Service (IRS) or certain state departments of revenue with which it files for years prior to 2004. Although tax year 2004 may still be subject to examination due to the statute of limitations, the IRS has previously completed its review of the U.S. federal tax returns for this year. Similarly, tax years 2003 through 2005 may still be subject to examination due to the statute of limitations, the Illinois Department of Revenue has previously completed its review of the Illinois state tax returns for these years.

NOTE 8—SUBSEQUENT EVENTS

On November 2, 2007, the Company filed a Form 8-K with the SEC announcing that Larry D. Richman has joined the Company and on November 5, 2007 will assume the role of President and Chief Executive Officer succeeding Ralph B. Mandell, who will continue as Chairman of the Board. Mr. Richman was also appointed to the positions of Chairman, President and Chief Executive Officer of The PrivateBank - Chicago and was appointed to the board of directors of PrivateBancorp, expanding the board to 16 members. The Company further announced a Strategic Growth and Transformation Plan (the “Plan”) and a Transformation Equity Award Program as a means to acquire talent and to promote the achievement of exceptional performance benchmarks. As such, substantial equity awards were granted during the fourth quarter 2007. The Company will incur substantial income statement charges during the fourth quarter 2007, primarily as a result of sign-on bonuses paid to new hires. For additional information, please read the Form 8-K filed with the SEC on November 2, 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

  Overview

PrivateBancorp, Inc. was organized as a Delaware corporation in 1989 to serve as the holding company for The PrivateBank - Chicago, a de novo bank. We completed our initial public offering in June of 1999. We currently have five bank subsidiaries that operate through 18 offices in Chicago, suburban Detroit, St. Louis, Milwaukee, Kansas City, and Atlanta. Using the European tradition of “private banking” as our model, we provide our clients with traditional individual and corporate banking services as well as access to mortgage loans offered through The PrivateBank Mortgage Company, and wealth management services offered through The PrivateWealth Group.

We have grown our business organically as well as through the acquisition of existing banks and the establishment of de novo banks and offices in new markets. We completed our most recent acquisition in December 2006 when we purchased Piedmont Bancshares, Inc., and its subsidiary, Piedmont Bank of Georgia. Subsequent to the acquisition, we changed the name of Piedmont Bank to The PrivateBank. Our newest de novo bank, The PrivateBank - Kansas City (in organization), opened in March of 2007 as an office of The PrivateBank - St. Louis. The PrivateBank - Kansas City moved into its permanent offices in August 2007. In addition to private banking services, clients of The PrivateBank - Kansas City also have access to our wealth management products and services. The Company has received conditional OTS approval for The PrivateBank - Kansas City’s federal savings bank charter, and the application remains subject to approval from the FDIC and Federal Reserve Bank of Chicago.

For financial information regarding our seven separate operating segments, The PrivateBank - Chicago, The PrivateBank - Michigan, The PrivateBank - St. Louis, The PrivateBank - Georgia, The PrivateBank - Wisconsin, The PrivateWealth Group, and our Holding Company, see “Operating Segments Results” beginning on page 32 and “Note 2—Operating Segments” to our consolidated financial statements as of and for the three and nine months ended September 30, 2007.

Recent Developments

On November 2, 2007, the Board of Directors of the Company announced that Larry D. Richman has joined the Company and on November 5, 2007 will assume the role as its President and Chief Executive Officer succeeding Ralph B. Mandell, who will continue as Chairman of the Board. Mr. Richman was also appointed to the positions of Chairman, President and Chief Executive Officer of The PrivateBank - Chicago and was appointed to the board of directors of PrivateBancorp, expanding the board to 16 members.

Subsequent to quarter’s end, the Company hired 27 commercial banking executives as part of a Strategic Growth and Transformation Plan (the “Plan”) adopted by the Board of Directors. Given these new hires, the total number of Managing Directors increased to 195 from 168 as of September 30, 2007.

The Company plans to hire additional Managing Directors over the next three quarters consistent with the Plan. The Board of Directors has appointed a special committee of independent outside directors, which has overseen all aspects of the development of the Plan. The Plan is based on the continuation of the Company’s business model with a goal of substantially increasing its commercial banking market share.

As a key component of the Plan, the Board of Directors has established a Transformation Equity Award Program for making inducement awards as a means to attract talent and to promote the achievement of exceptional performance benchmarks. Two-thirds of these awards have performance-vesting provisions that create an incentive for management to achieve significant stock price appreciation or earnings per share growth hurdles (“Performance Awards”). The remaining one-third of the equity awards are stock options, which will vest over a five-year period.
Total equity inducement awards made to Mr. Richman and the other newly recruited Managing Directors were 763,500 time-vested options, 763,500 performance options and 559,350 performance shares. The grants made to existing management totaled 386,875 time vested options, 386,875 performance options, and 280,875 performance shares.

Approximately half of the Performance Awards vest upon achievement of a 20% compounded annual growth rate in the Company’s stock price over a five-year period ending December 31, 2012. The remaining Performance Awards vest upon achievement of earnings per share growth hurdles: 50%, 75% and 100% will vest if the sum of GAAP earnings per share is equivalent to compounded annual growth rates in earnings per share of 15%, 17.5% and 20%, respectively over a five year time period ending December 31, 2012. The baselines for the performance hurdles are the ten day average closing stock price prior to the date of the grant, $27.91, and the latest twelve months earnings per share as of September 30, 2007, $1.65.

The GAAP valuation and the determination of the amortization schedule for Performance Awards involves the application of complex calculations and estimations. For future period income statements, the Company will identify the costs associated with implementing the Plan, including the GAAP costs associated with the Transformation Equity Award Program. In addition to its GAAP earnings, the Company intends to report a core earnings number (i.e., GAAP earnings less costs related to recruitment and Transformation Equity Awards), consistent with the provisions of Regulation G under the Sarbanes-Oxley Act of 2002.

For the fourth quarter 2007, the Company will incur substantial income statement charges, primarily as a result of sign-on bonuses paid to new hires. The sign-on bonus expense to be incurred during the fourth quarter is estimated to exceed $15.0 million. For 2008, the Company anticipates a significant reduction in GAAP earnings primarily as a result of amortization expenses associated with the Transformation Equity Award Program, increased salary expenses and increased loan loss provision expense as a result of anticipated loan growth. Longer term, the Company believes the Strategic Growth and Transformation Plan will be accretive to earnings per share.

Critical Accounting Policies

Generally accepted accounting principles are complex and require management to apply significant judgment to various accounting, reporting and disclosure matters. Management must use assumptions and estimates to apply these principles where actual measurements are not possible or practical. Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements included herein. For a complete discussion of our significant accounting policies, see the footnotes to our Consolidated Financial Statements included on pages F-8 through F-14 in our Form 10-K for the fiscal year ended December 31, 2006. Below is a discussion of our critical accounting policies. These policies are critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements. Actual results could differ from those estimates. Management has reviewed the application of these policies with the Audit Committee of the Company’s Board of Directors. The accounting policies used are in accordance with U.S. generally accepted accounting principles, and conform to the general practices within the industry.

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

Management adjusts the allowance for loan losses by recording a provision for loan losses in an amount sufficient to maintain the allowance at the level determined appropriate. Loans are charged-off when deemed to be uncollectible by management. We believe that the allowance for loan losses is adequate to provide for estimated probable credit losses inherent in our loan portfolio. The allowance for loan losses as a percentage of total loans was 1.13% as of September 30, 2007, compared to 1.09% as of December 31, 2006.

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

Goodwill was $93.4 million at September 30, 2007, up from $93.0 million at December 31, 2006, due to routine adjustments of deferred taxes and acquisition costs related to the purchase of The PrivateBank - Georgia as allowable under accounting rules. Total customer intangibles at September 30, 2007 were $6.7 million. Amortization expense related to the Lodestar customer intangible assets of $1.7 million is currently recognized at approximately $170,000 per year until 2017. The amortization expense related to The PrivateBank - Michigan intangibles of $2.8 million for the years 2007 through 2011, will be approximately $423,000, $406,000, $389,000, $373,000 and $358,000, respectively. The amortization expense related to The PrivateBank - Georgia intangibles of $2.2 million for the years 2007 through 2011, will be approximately $373,000, $355,000, $338,000, $320,000, and $302,000, respectively.

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

RESULTS OF OPERATIONS -THREE MONTHS AND NINE MONTHS
ENDED SEPTEMBER 30, 2007 AND 2006

  The profitability of our operations depends on our net interest income, provision for loan losses, non-interest income, and non-interest expense. Net interest income is dependent on the amount of, and yields earned on, interest-earning assets as compared to the amount of, and rates paid on, interest-bearing liabilities. Net interest income is sensitive to changes in market rates of interest as well as to the execution of our asset/liability management strategy. The provision for loan losses is affected by changes in the loan portfolio, management’s assessment of the collectability of the loan portfolio, loss experience, as well as economic and market factors. Non-interest income consists primarily of The PrivateWealth Group fee revenue, mortgage banking income, earnings on bank owned life insurance and, to a lesser extent, fees for ancillary banking services. Net securities gains/losses and net gains/losses on an interest rate swap are also included in non-interest income.

  Net Income

Net income for the third quarter ended September 30, 2007 was $9.2 million, or $0.42 per diluted share compared to $9.8 million, or $0.46 per diluted share for the third quarter 2006. Net income for the nine months ended September 30, 2007 was $27.0 million, or $1.23 per diluted share, compared to $28.8 million, or $1.35 per diluted share, for the same period last year. The third quarter 2007 results include the financial results for The PrivateBank - Georgia, which was acquired on December 13, 2006, and start-up costs associated with The PrivateBank - Kansas City. Start-up costs associated with The PrivateBank - Kansas City reduced earnings per share by $0.015 for the quarter ended September 30, 2007. The decrease in net income over prior year quarter was due to a 20% increase in non-interest expenses, slower loan growth and continued compression of our net interest income. Our cost of funds increased by 16 basis points over the third quarter 2006 while yields on earning assets declined by 14 basis points. Continued higher levels of non-performing assets resulted in the reversal of $296,000 of accrued interest due to loans placed on non-performing status . The decrease in net income for the nine months ended September 30, 2007 compared to the prior year period was also due to a higher cost of funds compared to yields earned on assets, while non-interest expenses increased 25%.

  Net Interest Income

Net interest income was $32.3 million for the three months ended September 30, 2007, compared to $30.0 million in the prior year quarter, an increase of 7%. Net interest income is affected by both the volume of assets and liabilities recorded during the period and the corresponding rates earned and paid on those balance sheet accounts. The increase in net interest income is primarily attributable to a modest increase in loan volumes. Average earning assets at September 30, 2007 were $4.2 billion compared to $3.5 billion at September 30, 2006, an increase of 19%. Our net interest margin on a tax equivalent basis was 3.13% for the three months ended September 30, 2007 compared to 3.47% for the prior year quarter primarily due to slower growth in loans and deposits and a higher cost of funds. Earning assets yielded 7.45% in the third quarter 2007 compared to 7.59% in the third quarter 2006, a decrease of 14 basis points primarily due to a 14 basis point decrease in the yield earned on loans. We also experienced a decrease in the yield on our assets due to a shift in loan composition, specifically a decrease in higher-yielding construction loans, and because of the impact of non-performing assets. Our cost of funds was 4.78% during the third quarter 2007 compared to 4.62% during the third quarter 2006, an increase of 16 basis points. Increases in rates paid on savings, brokered deposits, jumbo certificates of deposit and money market accounts contributed to the higher cost of funds. Non-interest bearing funds, which represent non-interest bearing sources of funds that are deployed in interest bearing assets, positively impacted net interest margin by 0.45% for the three months ended September 30, 2007 compared to 0.50% in the prior year period.

Net interest income on a tax equivalent basis was $99.6 million for the nine months ended September 30, 2007 compared to $91.2 million for the same period in 2006. Net interest margin on a tax equivalent basis was 3.19% for the nine months ended September 30, 2007, compared to 3.49% in the prior year period. The decline in net interest margin during the nine months ended September 30, 2007 as compared to the same period in 2006 was primarily attributable to an increase of 46 basis points in the rates paid on our interest bearing liabilities, which more than offset the 17 basis point increase in the rates earned on interest yielding assets.

In the short-term, in particular if the Federal Reserve determines to lower interest rates, we will continue to experience some margin pressure because our balance sheet is asset sensitive. To the extent the yield curve shifts to a more flat or positive slope longer-term, our net interest margin should benefit.
The following tables present a summary of our net interest income, related net interest margin, and average balance sheet calculated on a tax equivalent basis (dollars in thousands):

	Three Months Ended September 30,
	2007			2006
	Average Balance(1)	Interest	Rate	Average Balance(1)	Interest	Rate
Fed funds sold and interest bearing deposits	$15,390	$259	5.37%	$7,101	$116	6.40%
Tax-exempt municipal securities	198,148	3,417	6.90%	216,056	3,717	6.88%
US Government Agencies, MBS and CMOs	269,899	3,290	4.87%	263,531	3,288	4.99%
Taxable municipal securities	3,810	72	7.52%	3,825	72	7.51%
FHLB stock	5,662	68	4.75%	3,749	404	42.22%
Other securities	4,577	20	1.73%	2,199	52	9.38%
Investment securities (taxable)	283,948	3,450	4.85%	273,304	3,816	5.57%
Commercial, Construction and Commercial Real Estate Loans	3,111,582	61,612	7.80%	2,503,998	50,791	7.98%
Residential Real Estate Loans	261,271	4,035	6.09%	248,632	3,690	5.94%
Personal Loans	334,646	6,652	7.89%	287,773	5,880	8.11%
Total Loans(2)	3,707,499	72,299	7.69%	3,040,403	60,361	7.83%
Total earning assets	$4,204,985	79,425	7.45%	$3,536,864	$68,010	7.59%
Allowance for Loan Losses	(41,174)			(34,335)
Cash and Due from Banks	50,613			43,029
Other Assets	231,973			184,816
Total Average Assets	$4,446,397			$3,730,374

Interest Bearing Demand accounts	137,740	$475	1.37%	$122,321	$734	2.38%
Regular Savings Accounts	11,979	64	2.11%	14,179	28	0.78%
Money Market Accounts	1,556,302	17,840	4.54%	1,301,051	14,306	4.36%
Time Deposits	1,069,887	14,101	5.23%	737,814	9,339	5.02%
Brokered Deposits	588,139	7,631	5.15%	697,531	8,397	4.78%
Total Deposits	3,364,047	40,111	4.72%	2,872,896	32,804	4.53%
FHLB advances	88,963	1,056	4.75%	46,775	221	1.85%
Other borrowings	254,857	3,294	4.89%	133,834	2,177	6.36%
Trust preferred securities	101,033	1,604	6.21%	101,033	1,602	6.20%
Total interest-bearing liabilities	$3,808,900	$46,065	4.78%	$3,154,538	$36,804	4.62%
Non-Interest Bearing Deposits	299,201			271,287
Other Liabilities	30,373			52,703
Stockholders' Equity	307,923			251,846
Total Average Liabilities & Stockholders' Equity	$4,446,397			$3,730,374
Tax equivalent net interest income(3)		$33,360			$31,206
Net interest spread(4)			2.68%			2.97%
Effect of non interest bearing funds			0.45%			0.50%
Net interest margin(3)(5)			3.13%			3.47%

	Nine Months Ended September 30,
	2007			2006
	Average Balance(1)	Interest	Rate	Average Balance(1)	Interest	Rate
Fed funds sold and interest bearing deposits	$16,230	$736	5.21%	$6,592	$402	8.05%
Tax-exempt municipal securities	198,362	10,254	6.89%	216,491	11,197	6.90%
US Government Agencies, MBS and CMOs	268,376	10,099	5.02%	295,450	11,818	5.33%
Taxable municipal securities	3,810	215	7.53%	3,825	215	7.52%
FHLB stock	5,583	212	5.03%	65,269	2,604	5.26%
Other securities	4,183	107	1.90%	2,136	178	11.11%
Investment securities (taxable)	281,952	10,633	5.00%	366,680	14,815	5.38%
Commercial, Construction and Commercial Real Estate Loans	3,039,017	180,753	7.90%	2,345,472	137,849	7.80%
Residential Real Estate Loans	258,347	11,792	5.93%	239,333	10,594	5.90%
Personal Loans	326,230	19,372	7.94%	275,094	15,955	7.75%
Total Loans(2)	3,623,594	211,917	7.76%	2,859,899	164,398	7.63%
Total earning assets	4,120,138	233,540	7.52%	$3,449,662	$190,812	7.35%
Allowance for Loan Losses	(39,556)			(32,305)
Cash and Due from Banks	60,250			38,598
Other Assets	230,608			178,904
Total Average Assets	$4,371,440			$3,634,859

Interest Bearing Demand accounts	$141,705	$1,508	1.23%	$124,895	$1,687	1.81%
Regular Savings Accounts	13,004	179	2.13%	14,643	81	0.74%
Money Market Accounts	1,522,154	51,454	4.53%	1,262,223	38,457	4.07%
Time Deposits	1,037,705	40,197	5.18%	663,897	22,872	4.61%
Brokered Deposits	579,602	22,549	5.20%	688,598	23,540	4.57%
Total Deposits	3,294,170	115,887	4.70%	2,754,256	86,637	4.21%
FHLB advances	91,297	2,113	4.67%	119,585	2,791	3.08%
Other borrowings	258,520	11,193	5.06%	117,662	5,462	6.12%
Trust preferred securities	101,033	4,756	6.15%	101,033	4,731	6.18%
Total interest-bearing liabilities	$3,745,020	133,949	4.76%	$3,092,536	99,621	4.30%
Non-Interest Bearing Deposits	294,980			259,094
Other Liabilities	29,636			44,411
Stockholders' Equity	301,804			238,818
Total Average Liabilities & Stockholders' Equity	$4,371,440			$3,634,859
Tax equivalent net interest income(3)		$99,591			$91,191
Net interest spread(4)			2.76%			3.05%
Effect of non interest bearing funds			0.43%			0.44%
Net interest margin(3)(5)			3.19%			3.49%
(1)	Average balances were generally computed using daily balances.
(2)	Nonaccrual loans are included in the average balances and do not have a material effect on the average yield.
(3)	Reconciliation of quarter net interest income to quarter net interest income on a tax equivalent basis:

	Three months ended September 30,
	2007	2006
Net interest income	$32,288	$30,040
Tax equivalent adjustment to net interest income	1,072	1,166
Net interest income, tax equivalent basis	$33,360	$31,206

Reconciliation of year-to-date net interest income to year-to-date net interest income on a tax equivalent basis:

	Nine months ended September 30,
	2007	2006
Net interest income	$96,374	$87,678
Tax equivalent adjustment to net interest income	3,217	3,513
Net interest income, tax equivalent basis	$99,591	$91,191

(4)	Yield on average interest-earning assets less rate on average interest-bearing liabilities.
(5)	Net interest income, on a tax-equivalent basis, divided by average interest-earning assets.

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

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006
	Change due to rate	Change due to volume	Change due to mix	Total change
	(in thousands)
Interest income/expense from:
Fed funds sold and other short-term investments	$(18)	$134	$27	$143
Investment securities (taxable)	(494)	150	(22)	(366)
Investment securities (non-taxable)(1)	8	(311)	3	(300)
Loans, net of unearned discount	(1,053)	13,162	(171)	11,938
Total tax equivalent interest income(1)	(1,557)	13,135	(163)	11,415
Interest-bearing deposits	$1,409	$5,608	$290	$7,307
Funds borrowed	(156)	2,138	(30)	1,952
Trust preferred securities	3	-	(1)	2
Total interest expense	1,256	7,746	259	9,261
Net tax equivalent interest income(1)	$(2,813)	$5,389	$(422)	$2,154
Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006
	Change due to rate	Change due to volume	Change due to mix	Total change
	(in thousands)
Interest income/expense from:
Fed funds sold and other short-term investments	$(140)	$580	$(106)	$334
Investment securities (taxable)	(1,020)	(3,407)	245	(4,182)
Investment securities (non-taxable)(1)	(6)	(935)	(2)	(943)
Loans, net of unearned discount	2,795	43,599	1,125	47,519
Total tax equivalent interest income(1)	1,629	39,837	1,262	42,728
Interest-bearing deposits	$10,177	$16,983	$2,090	$29,250
Funds borrowed	650	3,862	541	5,053
Trust preferred securities	(22)	-	47	25
Total interest expense	10,805	20,845	2,678	34,328
Net tax equivalent interest income(1)	$(9,176)	$18,992	$(1,416)	$8,400

(1)
Interest income on tax-advantaged investment securities reflects a tax equivalent adjustment based on a marginal federal corporate tax rate of 35% for 2007 and 2006. The total tax equivalent adjustment reflected in the above table was $1.1 million and $1.2 million for the three months ended September 30, 2007 and 2006, respectively. The total tax equivalent adjustment reflected in the above table was $3.2 million and $3.5 million for the nine months ended September 30, 2007 and 2006, respectively.

Provision for Loan Losses

For the three months ended September 30, 2007, the provision for loan losses was $2.4 million compared to $1.5 million for the prior period in 2006. Net charge-offs totaled $1.6 million, or 0.17% of average loans, for the quarter ended September 30, 2007 versus net charge-offs of $291,000, or 0.04% of average loans for the third quarter 2006. Due to the increased level of net charge-offs, a higher level of non-performing loans during the last two quarters, the expectation of modestly higher net charge-offs in the fourth quarter, and the Watch List at September 30, 2007, management determined that an increase in the provision over prior year quarter was appropriate. For the nine months ended September 30, 2007, the provision for loan losses was $6.8 million compared to $6.1 million in the prior year period.

The Company provides for an adequate allowance for loan losses that are probable and reasonably estimable in the portfolio. The provision for loan losses reflects management’s latest assessment of the known and inherent losses in the loan portfolio. Our allowance for probable loan losses is reassessed quarterly to determine the appropriate level of the reserve. Our analysis is influenced by the following factors: credit quality of loans, the volume, type and quality of loans and commitments in the portfolio, historical loss experience, and economic conditions. A discussion of the allowance for loan losses and the factors on which provisions are based begins on page 37.

  Non-interest Income

The following table presents the breakdown of income from non-interest income for the periods presented and the variance between periods:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2007	2006	Variance	2007	2006	Variance
The PrivateWealth Group fee revenue	$4,029	$3,477	16%	$11,878	$10,240	16%
Mortgage banking income	1,157	804	44%	3,700	2,532	46%
Banking and other services	811	872	(7)%	2,919	3,895	(25)%
Bank owned life insurance	403	479	(16)%	1,225	1,211	1%
Net securities and interest rate swap gains (losses)	366	308	19%	348	(309)	213%
Total non-interest income	$6,766	$5,940	14%	$20,070	$17,569	14%

Non-interest income was $6.8 million for the three months ended September 30, 2007 compared to $5.9 million for the prior year period, reflecting an increase of 14% due to an increase in The PrivateWealth Group fee revenue and mortgage banking income. The PrivateWealth Group fee revenue was $4.0 million for the three months ended September 30, 2007, an increase of 16% from $3.5 million from the prior year period. Securities gains of $1.2 million combined with a $904,000 loss on an interest rate swap positively affected the third quarter 2006 by $308,000, while $366,000 of securities gains positively affected the third quarter 2007.

Non-interest income for the nine months ended September 30, 2007 was $20.1 million compared to $17.6 million during the same period in 2006, reflecting an increase of $2.5 million, or 14%, due to an increase in The PrivateWealth Group fee revenue, mortgage banking income and net securities gains. The increase in The PrivateWealth Group fee revenue was primarily due to the growth in net new business, an increase in the value of accounts due to an increase in market value and the change of fee structures for certain client relationships. The PrivateWealth Group assets under management increased 18% to $3.3 billion at September 30, 2007 compared to $2.8 billion at September 30, 2006 and up $379.4 million from $2.9 billion at December 31, 2006.

Mortgage banking income for the third quarter 2007 was $1.2 million compared to $804,000 for the third quarter 2006 and was $3.7 million for the first nine months of 2007, an increase from $2.5 million compared to 2006. Mortgage banking income increased over these periods due to a higher volume of loans sold.

During the third quarter 2007, bank owned life insurance (BOLI) revenue decreased 16% compared to the prior year quarter and increased 1% compared to the first nine months of 2006 for the first nine months of 2007. Income recognized on this product includes policies covering certain higher-level employees who are deemed to be significant contributors to the Company. All employees included in this policy are aware and have consented to the coverage. The cash surrender value of BOLI at September 30, 2007 was $43.7 million, compared to $42.5 million at December 31, 2006, and is included in other assets on the balance sheet.

Banking and other services income decreased 7% during the third quarter 2006, compared to the third quarter 2007 and decreased 25% for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. The decrease during the first nine months of 2007 compared to the same period in 2006 was mainly due to the inclusion of a $1.4 million gain associated with the sale of FHLB (Chicago) advances during the second quarter 2006 as a result of the withdrawal of our membership at that time. Banking and other services income for the nine months ended September 30, 2007 includes $646,000 of insurance proceeds the Company received during the second quarter 2007 covering a portion of losses the Company incurred in the fourth quarter 2006 as a result of a previously disclosed employee fraud. The Company does not expect to recover any additional insurance proceeds relating to this fraud. Also included in banking and other services income for the nine months ended September 30, 2007 are $100,000 in gains on sales of Small Business Administration (“SBA”) loans at The PrivateBank - Georgia.

Non-interest Expense

The following table presents the breakdown of non-interest expense for the periods presented and the variance between periods:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2007	2006	Variance	2007	2006	Variance
	(in thousands)			(in thousands)
Salaries and employee benefits	$13,083	$10,864	20%	$39,546	$31,725	25%
Occupancy	3,336	2,639	26%	9,286	7,022	32%
Professional fees	2,109	1,866	13%	5,434	4,837	12%
Investment management fees	857	774	11%	2,507	1,979	27%
Marketing	1,058	1,159	(9)%	3,676	3,154	17%
Data processing	1,039	788	32%	2,924	2,318	26%
Postage, telephone and delivery	409	325	26%	1,224	1,050	17%
Office supplies and printing	221	285	(22)%	722	656	10%
Insurance	452	349	30%	1,166	982	19%
Amortization of intangibles	241	152	59%	726	459	58%
Other expense	1,119	810	38%	3,388	2,321	46%
Total non-interest expense	$23,924	$20,011	20%	$70,599	$56,503	25%

Non-interest expense was $20.0 million in the third quarter 2006 and $23.9 million in the third quarter 2007. During the third quarter 2007, total non-interest expense at The PrivateBank - Georgia was $1.7 million, and the total non-interest expense from The PrivateBank - Kansas City was $592,000. Excluding the impact of The PrivateBank - Georgia and costs associated with the start-up of The PrivateBank - Kansas City, non-interest expense increased 8% for the third quarter 2007 compared to the third quarter 2006. Non-interest expense was $70.6 million for the nine months ended September 30, 2007 compared to $56.5 million in the prior year period, an increase of 25% primarily due to increases in occupancy and salaries expense. Excluding the impact of The PrivateBank - Georgia and costs associated with the start-up of The PrivateBank - Kansas City, for the nine months ended September 30, 2007, non-interest expense increased 14% compared to the nine months ended September 30, 2006. Core growth in our non-interest expense is primarily attributable to the increased scale and scope of the Company’s operations, including investments in human capital and upgrades to and the expansion of several of our banking offices, which are reflected in salaries and benefits expense and occupancy expense, respectively. Included in salaries and employee benefits expense for the nine months ended September 30, 2007 is $4.9 million of share based compensation expense versus $2.8 million in the prior year period.

We continue to nurture the future growth of the Company by investing in human capital. The number of managing directors increased to 168 at September 30, 2007, compared to 129 at September 30, 2006. The increase from prior year includes 11 managing directors from the acquisition of The PrivateBank - Georgia and four managing directors from the start-up of The PrivateBank - Kansas City. Full-time equivalent (FTE) employees increased 23% to 517 at the end of the third quarter 2007, from 421 at the end of the second quarter 2006, reflecting the continued growth of our Company and the addition of 37 FTEs as a result of the acquisition of The PrivateBank - Georgia. As we continue to add additional managing directors and other senior executives in Chicago as well as our other offices, we expect our non-interest expense, specifically our compensation and benefits-related expense, to significantly increase in the near term.

The 26% increase in occupancy expense in the third quarter 2007 compared to the third quarter 2006 and the 32% increase in the first nine months of 2007 compared to the first nine months of 2006 is due to the new Chesterfield office of The PrivateBank - St. Louis and the addition of The PrivateBank - Georgia and The PrivateBank - Kansas City offices. Of $9.3 million in total occupancy expenses for the Company for the nine months ended September 30, 2007, The PrivateBank - Georgia contributed $662,000 and The PrivateBank - Kansas City contributed $133,000. The relocation and improvement of other offices impacted occupancy expense as well.

For the nine months ended September 30, 2007, investment management fees, which are fees paid to third party investment managers, increased 27% over the prior year period. This reflects the 18% increase in assets managed by The PrivateWealth Group and the restructuring of certain fee relationships. Investment management fees grew 11% during the third quarter 2007 compared to the third quarter 2006.

For the nine months ended September 30, 2007, marketing expenses increased 17% over the prior year period, reflecting an increase in marketing initiatives for client development, website upgrading and charitable contributions. The increase is also due to additional marketing expenses related to the addition of The PrivateBank - Georgia and The PrivateBank - Kansas City offices and receptions at relocated offices.

Data processing costs, which include fees paid for information technology services and support, increased 32% during the third quarter 2007 compared to the third quarter 2006 and 26% during the first nine months of 2007 compared to the first nine months of 2006 due to investments in technology Company-wide, processor conversion and expansion expenses and the addition of The PrivateBank - Georgia.

Professional fees, which include fees paid for legal, accounting, consulting, and information systems consulting services, increased 13% for the third quarter 2007 compared to the third quarter 2006 and 12% during the first nine months of 2007 compared to the first nine months of 2006 primarily due to increased legal, consulting and external audit fees due to the Company’s growth and strategic initiatives.

During the first nine months of 2007, the Company amortized $726,000 in intangible assets, including $127,000 related to our acquisition of a controlling interest in Lodestar, $319,000 related to our acquisition of The PrivateBank - Michigan, and $280,000 related to our acquisition of The PrivateBank - Georgia. The increase in amortization expense between the periods relates to the acquisition of The PrivateBank - Georgia in December, 2006.

The other expense category for the three months ended September 30, 2007 includes $141,000 of expenses paid relating to the resolution of OREO property. For the nine months ended September 30, 2007, expenses attributable to OREO were approximately $601,000. The other expense category also includes loan and collection expenses, which include fees relating to the workout of non-performing loans and other loan fees, and were $1.3 million for the nine months ended September 30, 2007 versus $1.1 million in the prior year period.

The efficiency ratio (on a tax-equivalent basis), which measures the percentage of revenue that is expended as non-interest expense, was 59.6% in the third quarter 2007, up from 53.9% in the prior year third quarter. On a tax-equivalent basis, this ratio indicates that in the third quarter 2007, we spent 59.6 cents to generate each dollar of revenue while in the third quarter 2006, we spent 53.9 cents. Our efficiency ratio for the nine months ended September 30, 2007 was 59.0% compared to the efficiency ratio of 52.0% for the nine months ended September 30, 2006. The increase in the efficiency ratio for the first nine months 2007 compared to the first nine months of 2006 was due to the combined effect of the 25% increase in the Company’s non-interest expenses and a lower net interest margin.

Minority Interest Expense

On December 30, 2002, The PrivateBank - Chicago acquired an 80% controlling interest in Lodestar. The Company records its 20% non-controlling interest related to Lodestar’s results of operations in minority interest expense on the consolidated statement of income. For the quarters ended September 30, 2007 and 2006, we recorded $100,000 and $85,000 of minority interest expense, respectively.

  Income Taxes

The following table shows the Company’s income before income taxes, applicable income taxes and effective tax rate for the nine months ended September 30, 2007 and 2006, respectively (in thousands):

	Nine months ended September 30,
	2007	2006
Income before taxes	$38,797	$42,367
Income tax provision	11,845	13,572
Effective tax rate	30.5%	32.0%

The decrease in our effective tax rate is due to the effect of new tax legislation in Illinois and greater deductions than originally anticipated on our 2006 federal tax return filed in the third quarter. Income before taxes for the first nine months of 2007 decreased 8% over the same period in 2006. Our effective tax rate was 30.5% at September 30, 2007 versus 32.0% at September 30, 2006. The effective income tax rate varies from statutory rates principally due to certain interest income, which is tax-exempt for federal or state purposes, and certain expenses, which are disallowed for tax purposes. The new tax legislation means we will have a higher effective tax rate in the future and caused us to record a tax benefit to increase our net deferred tax asset. We anticipate our effective tax rate will increase modestly in the fourth quarter to be more consistent with the tax rate we have experienced in previous quarters.

Operating Segments Results

As described in Note 2 to the consolidated financial statements, our operations consist of seven primary business segments: The PrivateBank - Chicago, The PrivateBank - St. Louis (which includes The PrivateBank - Kansas City (in organization)), The PrivateBank - Michigan, The PrivateBank - Georgia, The PrivateBank - Wisconsin, The PrivateWealth Group, which includes Lodestar for segment reporting purposes, and the Holding Company. The PrivateBank Mortgage Company results are included in The PrivateBank - Chicago. Note 2 provides financial condition and results by segment on a period to period basis.

The PrivateBank - Chicago

The profitability of The PrivateBank - Chicago is primarily dependent on net interest income, the provision for loan losses, non-interest income and non-interest expense. Net income for The PrivateBank - Chicago for the nine months ended September 30, 2007 increased 8% to $32.5 million from $30.2 million for the nine months ended September 30, 2006. The growth in net income for the period resulted from growth in net interest income and a lower provision level relative to the prior year period. Net interest income for The PrivateBank - Chicago for the nine months ended September 30, 2007 increased to $71.6 million from $67.9 million, or 5% primarily due to growth in earning assets. Improvements in net interest income for the nine months ended September 30, 2007 were offset by a 7% increase in operating expenses associated with continued growth of The PrivateBank - Chicago as compared to the same period in 2006.

Total gross loans for The PrivateBank - Chicago increased by 3% to $2.5 billion at September 30, 2007 as compared to $2.4 billion at December 31, 2006. The majority of the modest loan growth occurred in the commercial real estate and commercial loan categories. Commercial real estate loans grew by 7%, commercial loans grew by 3%, and residential real estate loans grew by 1% over year-end. Of secured commercial and residential real estate loans in Chicago at September 30, 2007, 83% were located in Illinois, 3% were located in Michigan and 3% were located in Missouri. Approximately 12% of commercial real estate loans were owner-occupied at September 30, 2007.

Total deposits decreased by 2% to $2.48 billion at September 30, 2007 from $2.53 billion at December 31, 2006. A small increase in demand and other time deposits was offset by a decrease in brokered deposits and money market deposits. Brokered deposits for The PrivateBank - Chicago decreased 18% to $422.2 million at September 30, 2007 compared to $512.8 million at year-end. Core deposits grew by 2% from December 31, 2006 to $2.1 billion at September 30, 2007.

The PrivateBank - St. Louis

For the nine months ended September 30, 2007, the financial results of The PrivateBank - St. Louis include a net loss of $935,000 for The PrivateBank - Kansas City (in organization). Excluding the results of The PrivateBank - Kansas City, net income for The PrivateBank - St. Louis was $1.7 million for the nine months ended September 30, 2007, compared to $3.2 million for the prior year period. Excluding the effect of The PrivateBank - Kansas City, the decrease in net income year over year is due to a 19% increase in non interest expense and a 20% increase in the provision for loan losses, from $1.7 million in the prior year period to $2.0 million for the nine months ended September 30, 2007, due to a higher level of non-performing loans in the St. Louis market over the last few quarters.

The PrivateBank - Kansas City, which officially opened as a branch of The PrivateBank - St. Louis in March, 2007, incurred $1.5 million in operating expenses since its opening. The Company has received conditional OTS approval for The PrivateBank - Kansas City’s federal savings bank charter and approvals from the FDIC and Federal Reserve Bank of Chicago are pending. A new main office facility for the Kansas City bank was completed during the third quarter 2007, and the operation had 14 full time employees at September 30, 2007.

Net interest income for The PrivateBank - St. Louis for the nine months ended September 30, 2007 decreased to $9.5 million from $10.6 million due to compression in net interest margin and the reversal of interest income on loans placed on non-accrual status. Total gross loans for The PrivateBank - St. Louis increased by 6%, or $22.0 million, to $372.7 million at September 30, 2007 as compared to $350.7 million at December 31, 2006 due to the inclusion of loans originated at The PrivateBank - Kansas City of $24.0 million. Since December 31, 2006, The PrivateBank - St. Louis experienced growth in the commercial real estate and personal loan categories. Of secured commercial and residential real estate loans in The PrivateBank - St. Louis portfolio, 87% were located in Missouri at September 30, 2007. Approximately 5% of commercial real estate loans were owner-occupied at September 30, 2007.

Deposits for The PrivateBank - St. Louis increased by $31.7 million, or 10%, to $343.5 million at September 30, 2007 from $311.8 million at December 31, 2006. The majority of the deposit growth at The PrivateBank - St. Louis was due to an increase in money market and other time deposits at September 30, 2007 as compared to year-end. Core deposits grew 10% to $287.0 million at September 30, 2007, from $260.4 at December 31, 2006. Included in these totals at September 30, 2007 are deposits located at The PrivateBank - Kansas City of $11.4 million.

The PrivateBank - Wisconsin

The PrivateBank - Wisconsin was originally established under the charter of The PrivateBank - St. Louis and was an office of The PrivateBank - St. Louis until it became a stand-alone bank, The PrivateBank, N.A., which we refer to as The PrivateBank - Wisconsin, effective January 2, 2007. The PrivateBank - Wisconsin had net income of $155,000 for the nine months ended September 30, 2007, compared to a net loss of $755,000 for the prior year period. Net interest income for the nine months ended September 30, 2007 was $2.7 million, compared to $935,000 for the nine months ended September 30, 2006. Total gross loans for The PrivateBank - Wisconsin increased to $103.6 million at September 30, 2007, compared to $62.8 million at December 31, 2006 primarily due to growth in personal and commercial real estate loan categories. Of secured commercial and residential real estate loans in The PrivateBank - Wisconsin portfolio, 70% were located in Wisconsin and 19% were located in Illinois at September 30, 2007. Approximately 6% of commercial real estate loans were owner-occupied at September 2007.

Deposits for The PrivateBank - Wisconsin increased by $14.2 million, or 14%, to $115.9 million at September 30, 2007 from $101.7 million at December 31, 2006. The majority of the deposit growth at The PrivateBank - Wisconsin was due to increased money market and other time deposits at September 30, 2007 as compared to year-end.

The PrivateBank - Michigan

Net income for The PrivateBank - Michigan was $3.5 million for the nine months ended September 30, 2007, compared to $4.0 million in the prior year period, primarily due to a higher provision for loan losses. Provision for loan losses was $2.1 million for the nine months ended September 30, 2007 compared to $620,000 in the prior year period. Net interest income for the nine months ended September 30, 2007 was $13.6 million, compared to $12.8 million for the nine months ended September 30, 2006. The PrivateBank - Michigan had gross loans of $550.5 million at September 30, 2007, up from $503.2 million at December 31, 2006. This 9% increase in loan growth was mainly due to an increase in commercial real estate and construction loans. Of secured commercial and residential real estate loans in The PrivateBank - Michigan portfolio, 95% were located in Michigan at September 30, 2007. Approximately 32% of commercial real estate loans were owner-occupied at September 30, 2007.

Total deposits at The PrivateBank - Michigan increased by $67.6 million to $485.7 million at September 30, 2007, an increase of 16% from December 31, 2006. All of the deposit growth was due to increases in other time deposits.

The PrivateBank - Georgia

The PrivateBank - Georgia was acquired on December 13, 2006. Net income for The PrivateBank - Georgia for the nine months ended September 30, 2007 was $1.7 million. Net interest income for the period was $7.8 million. Total loans at September 30, 2007 were $258.9 million, a 29% increase from $200.5 million in gross loans at year-end. Total deposits for The PrivateBank - Georgia were $233.2 million at September 30, 2007, a 15% increase from $202.8 million in deposits at year-end.

The PrivateWealth Group

The PrivateWealth Group includes investment management, personal trust and estate services, custodial services, retirement accounts and brokerage and investment services. The PrivateWealth Group’s assets under management increased by 18%, or $501.5 million, to $3.3 billion at September 30, 2007 as compared to $2.8 billion at September 30, 2006. This growth was due to the addition of new assets under management as well as portfolio performance. The PrivateWealth Group’s fee revenue increased to $11.9 million, or 16%, for the nine months ended September 30, 2007 compared to $10.2 million in the prior year period. Net income for The PrivateWealth Group decreased 7% to $1.2 million for the nine months ended September 30, 2007 from $1.3 million for the same period in 2006, mainly due to an increase in personnel and occupancy expenses attributable to The PrivateWealth Group’s operations initiated at The PrivateBank - Kansas City and new brokerage operations initiated at The PrivateBank - Chicago. Fees paid to third party investment managers were $2.5 million for the nine months ended September 30, 2007, compared to $2.0 million in the prior year period.

Holding Company

Holding Company activities consist of parent company only matters. The Holding Company’s most significant assets are its net investments in its five banking subsidiaries, The PrivateBank - Chicago, The PrivateBank - St. Louis, The PrivateBank - Michigan, The PrivateBank - Wisconsin, The PrivateBank - Georgia, and our mortgage banking subsidiary, The PrivateBank Mortgage Company. Holding Company activities are reflected primarily by interest expense on borrowings and operating expenses of the parent company. Recurring holding company operating expenses consist primarily of compensation (amortization of restricted stock and stock awards and stock option expense) and professional fees. The Holding Company segment reported a net loss of $12.4 million for the nine months ended September 30, 2007, compared to a net loss of $8.7 million for the same period in 2006. The increase in net loss year over year is primarily due to an increase in interest expense related to the issuance of $115.0 million contingent convertible senior notes during the first quarter 2007 and increased legal and external audit fees at the holding company level due to the continued growth of the Company.

FINANCIAL CONDITION

Total Assets

Total assets increased to $4.5 billion at September 30, 2007, an increase of 5% from $4.3 billion at December 31, 2006. Asset growth from December 31, 2006 was due to loan growth of 7% during the period. Loan growth was funded primarily through marginal core deposit growth and a significant increase in other borrowings.

Loans

Total loans increased to $3.7 billion at September 30, 2007, an increase of approximately 7%, from $3.5 billion at December 31, 2006. Company-wide, the modest loan growth since December 31, 2006 has occurred primarily in the commercial real estate, commercial and personal categories.

The following table sets forth the composition of our loan portfolio net of unearned discount by category (in thousands) at the following dates:

	September 30, 2007	% loans to total loans	December 31, 2006	% loans to total loans	Variance between periods
Loans
Commercial real estate	$1,684,406	45%	$1,539,038	44%	9%
CRE: Multi-family	184,093	5%	212,863	6%	(14)%
Commercial	670,106	17%	563,155	16%	19%
Residential real estate	260,427	7%	262,107	8%	(1)%
Personal (1)	218,998	6%	192,397	5%	14%
Home Equity	133,224	4%	138,724	4%	(4)%
Construction	586,269	16%	591,704	17%	(1)%
Total loans, net of unearned discount	$3,737,523	100%	$3,499,988	100%	7%
(1) Includes overdraft lines.

The following table sets forth the composition of our construction and commercial real estate loan portfolio net of unearned discount by property type and collateral location at September 30, 2007.

							Product
			Collateral Location				as a % of
Loan Type	IL	MO	MI	WI	GA	Other	total CRE
Construction:
Residential 1-4 Family	6.17%	2.00%	0.64%	0.13%	3.69%	0.32%	12.95%
Multi-Family	1.54%	0.35%	0.02%	0.06%	0.00%	0.06%	2.03%
Other	5.35%	0.77%	0.61%	0.62%	0.03%	0.56%	7.94%
Total Construction	13.06%	3.12%	1.27%	0.81%	3.72%	0.94%	22.92%

Commercial:
Vacant Land	11.69%	1.83%	2.36%	0.41%	0.68%	1.68%	18.65%
Residential 1-4 Family	4.32%	0.97%	0.36%	0.51%	0.09%	1.65%	7.90%
Multi-Family	5.49%	0.68%	0.57%	0.36%	0.14%	0.08%	7.32%
Hotel	0.95%	0.05%	0.00%	0.08%	0.05%	0.16%	1.29%
Mixed Use	2.97%	1.58%	2.11%	0.35%	2.34%	0.35%	9.70%
Office	7.05%	1.37%	2.68%	0.32%	1.67%	0.46%	13.55%
Restaurant	0.64%	0.01%	0.55%	0.00%	0.06%	0.02%	1.28%
Warehouse	5.04%	0.15%	0.93%	0.19%	0.50%	0.57%	7.38%
Farmland	0.57%	0.01%	0.17%	0.05%	0.00%	0.60%	1.40%
Airport	0.00%	0.00%	0.01%	0.00%	0.00%	0.00%	0.01%
Retail	4.26%	0.28%	2.60%	0.04%	0.67%	0.75%	8.60%
Total Commercial Real Estate	42.98%	6.93%	12.34%	2.31%	6.20%	6.32%	77.08%
Total Commercial Real Estate & Construction	56.04%	10.05%	13.61%	3.12%	9.92%	7.26%	100.00%

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

Management’s application of the methodology for determining the allowance for loan losses resulted in an allowance for loan losses of $42.1 million at September 30, 2007 compared with $38.1 million at December 31, 2006. The increase in the allowance for loan losses from December 31, 2006 reflects management’s judgment about the higher level of aggregate risk in the loan portfolio resulting primarily from the impact on our borrowers of the downturn in the residential real estate market, a significant increase in non-performing loans as well as the need for increased reserves brought about by loan growth from all existing offices in 2007. We believe that the allowance for loan losses is adequate to provide for estimated probable credit losses inherent in our loan portfolio.

The allowance for loan losses as a percentage of total loans was 1.13% at September 30, 2007 compared to 1.09% at December 31, 2006. Net charge-offs totaled $2.7 million for the nine months ended September 30, 2007 versus net charge-offs of $824,000 in the prior year period. During the third quarter 2007, our net charge-offs to average total loans ratio increased to 0.17% compared to 0.06% in the second quarter 2007. The provision for loan losses was $6.8 million for the nine months ended September 30, 2007, versus $6.1 million in the prior year period. Following is a summary of changes in the allowance for loan losses for the nine months ended September 30, 2007 and 2006 (in thousands):

	2007	2006
Balance, January 1	$38,069	$29,388
Provisions charged to earnings	6,763	6,129
Loans charged-off, net of recoveries	(2,719)	(824)
Balance, September 30	$42,113	$34,693

The following table shows our allocation of the allowance for loan losses by specific category at the dates shown.

	September 30, 2007		December 31, 2006
Allocation of the Allowance for Loan Losses	Amount	% of allowance to total allowance	Amount	% of allowance to total allowance
Allocated Inherent Reserve:	($ in thousands)
Commercial Real Estate Loans	$20,743	49%	$19,570	50%
Commercial Loans	6,871	16%	5,984	16%
Residential Loans	351	1%	479	1%
Personal Loans	1,900	5%	1,877	5%
Home Equity Loans	196	1%	218	1%
Construction Loans	8,523	20%	7,509	20%
Allocated Inherent Reserve	38,584	92%	35,637	93%
Specific Reserve	1,828	4%	291	1%
Unallocated Inherent Reserve	1,701	4%	2,141	6%
Total Allowance for Loan Losses	$42,113	100%	$38,069	100%

The Company considers various qualitative and quantitative factors concerning the loan portfolio in determining the level of the allowance for loan losses. Under our methodology, the allowance for loan losses is comprised of the following components.

Allocated Inherent Component of the Reserve

The allocated portion of the allowance for loan losses is derived based upon loan type and the credit risk inherent in each loan type. To this end, the Company assigns each of its loans a risk rating at the time of loan origination and either confirms or adjusts the risk rating at the time of subsequent reviews, loan renewals or upon default. The loss allocations are based on a combination of a historical analysis of the Company’s credit losses and adjustment factors deemed relevant by management. The adjustment factors take into account banking industry-wide loss statistics and changes in the current legal, political and economic environment as well as long-term trends in the credit-related markets. Our historical analysis includes a five-year migration analysis of the Company’s credit losses and a review of banking industry losses over the last 25 years.

The allocated inherent component of the reserve increased by $2.9 million during the first nine months of 2007, from $35.6 million at December 31, 2006 to $38.6 million at September 30, 2007. The increase in the allocated portion of the reserve reflects higher loan volumes, particularly construction and commercial real estate loans, as well as a higher level of classified loans caused by intervening events affecting the borrower’s ability to repay.

Specific Component of the Reserve

For loans where management deems either the amount or the timing of the repayment to be significantly impaired, there are specific reserve allocations established. The specific reserve is based on a loan’s current value compared to the present value of its projected future cash flows, collateral value or market value, as is relevant for the particular loan pursuant to SFAS 114, “Accounting by Creditors for Impairment of a Loan.” The specific component of the reserve increased by $4.3 million during the first nine months of 2007 to $1.8 million at September 30, 2007 after $2.7 million in net charge-offs during the period as a result of an increase in loans with significant impairments. In addition to on-going reviews of the entire loan portfolio, credit administration reviews the watch list (i.e., classified loans) on a monthly basis to determine whether there has been further deterioration in any of the loans to merit the identification of impairment. The specific component of the reserve was $291,000 at December 31, 2006.

Unallocated Inherent Components of the Reserve

The unallocated inherent component of the reserve is based on management’s review of other factors affecting the determination of probable losses inherent in the portfolio, which are not necessarily captured by the application of loss and loss adjustment factors. This portion of the reserve analysis involves the exercise of judgment and reflects consideration such as management’s view that the reserve should have a margin that recognizes the imprecision inherent in the process of estimating credit losses. Accordingly, based on management’s judgment, the unallocated inherent component of the reserve was $1.7 million at September 30, 2007, compared to $2.1 million at December 31, 2006, a decrease of $440,000.

Non-performing Assets

The following table classifies our non-performing assets as of the dates shown:

	9/30/07	6/30/07	3/31/07	12/31/06	9/30/06
	(dollars in thousands)
Nonaccrual loans	$25,657	$20,731	$4,816	$3,770	$588
Loans past due 90 days or more	3,294	5,844	5,124	5,137	1,260
Total non-performing loans	28,951	26,575	9,940	8,907	1,848
Other real estate owned (“OREO”)	7,044	4,683	4,831	1,101	480
Total non-performing assets	$35,995	$31,258	$14,771	$10,008	$2,328

Total nonaccrual loans to total loans	0.69%	0.56%	0.13%	0.11%	0.02%
Total non-performing loans to total loans	0.77%	0.72%	0.28%	0.25%	0.06%
Total non-performing assets to total assets	0.80%	0.70%	0.34%	0.23%	0.06%

Non-performing loans include nonaccrual loans and accruing loans which are 90 days or more delinquent. Loans in this category include those with characteristics such as past maturity more than 90 days, those that have interest payments past due more than 90 days, those that have recent adverse operating cash flow or balance sheet trends, or loans that have general risk characteristics that management believes might jeopardize the future timely collection of principal and interest payments.

Nonaccrual loans were $25.7 million at September 30, 2007 as compared to $3.8 million at December 31, 2006. Nonaccrual loans at September 30, 2007 are comprised of $7.8 million of loans at The PrivateBank - Chicago, $7.1 million at The PrivateBank - St. Louis, $6.1 million at The PrivateBank - Georgia and $4.7 million at The PrivateBank - Michigan. The average annualized balance of nonaccrual loans was $10.5 million at September 30, 2007 compared to $1.3 million at September 30, 2006. Annualized interest income foregone on nonaccrual loans was approximately $810,000 for the nine months ended September 30, 2007 compared to $96,000 for the prior year period.

Accruing loans delinquent over 90 days were $3.3 million at September 30, 2007 compared to $5.1 million at December 31, 2006. Of the $29.0 million in non-performing loans, 45% are commercial real estate loans, 37% are construction loans, 9% are commercial and industrial loans, 5% are personal loans and the remaining 4% are residential real estate loans.

Of total non-performing assets at September 30, 2007, 29% are from Chicago, 28% are from St. Louis, 26% are from Michigan and 17% are from Georgia. The majority of non-performing assets are related to residential development lending. At September 30, 2007, the Company owned $7.0 million in OREO property compared to $1.1 million at December 31, 2006. The $7.0 million of OREO property at September 30, 2007 is comprised of $2.4 million of property at The PrivateBank - Michigan, $2.3 million at The PrivateBank - St. Louis and $2.3 million at The PrivateBank - Chicago. OREO is included in other assets on the balance sheet and we carry OREO at the fair value less estimated costs to sell the property. At September 30, 2007 we had a loss of $178,000 associated with the disposition of OREO property. At September 30, 2007, OREO was comprised of 23% vacant land zoned for residential development, 9% vacant land zoned for commercial development, 40% 1-4 residential properties, and 28% commercial properties.

We continue to closely monitor our level of non-performing assets; however, we expect our charge-off rate for the full year 2007 to increase to a modestly higher level given the substantial increase in non-performing loans.

 Investment Securities

The amortized cost and the estimated fair value of securities at September 30, 2007 and December 31, 2006, were as follows (in thousands):

	September 30, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investment Securities—Available for Sale
U. S. Agency Notes	$6,965	$18	$--	$6,983
U. S. Government Agency Mortgage-Backed Securities and Collateralized Mortgage Obligations	270,605	1,102	(1,701)	270,006
Tax-Exempt Municipal Securities	195,730	10,747	(11)	206,466
Taxable Municipal Securities	3,810	1	--	3,811
Federal Home Loan Bank Stock	5,892	—	—	5,892
Other	4,788	2	--	4,790
	$487,790	$11,870	$(1,712)	$497,948

	December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investment Securities—Available for Sale
U. S. Agency Notes	$30,022	$—	$—	$30,022
U. S. Government Agency Mortgage-Backed Securities and Collateralized Mortgage Obligations	245,962	593	(3,315)	243,240
Tax-Exempt Municipal Securities	199,058	11,975	(10)	211,023
Taxable Municipal Securities	3,810	—	(1)	3,809
Federal Home Loan Bank Stock	5,141	—	—	5,141
Other	3,547	—	—	3,547
	$487,540	$12,568	$(3,326)	$496,782

Investments are comprised of debt securities and equity investments. Our debt securities portfolio is primarily comprised of U.S. government agency obligations, municipal bonds, mortgage-backed pools and collateralized mortgage obligations. Our equity investments consist primarily of equity investments in FHLB (Des Moines), FHLB (Indianapolis), and FHLB (Atlanta).

All securities are classified as available-for-sale and may be sold as part of our asset/liability management strategy in response to changes in interest rates, liquidity needs or significant prepayment risk. Securities available-for-sale are carried at fair value, with related unrealized net gains or losses, net of deferred income taxes, recorded as an adjustment to equity capital. At September 30, 2007, reported stockholders’ equity reflected unrealized securities gains net of tax of $6.5 million. This represented an increase of $629,000 from unrealized securities gains net of tax of $5.9 million at December 31, 2006. As of September 30, 2007, the Company has the intent and ability to hold any underwater securities for a period of time sufficient to allow for any anticipated recovery in value and has made a determination not to sell any securities in an unrealized loss position.

At September 30, 2007, we owned $497.9 million of available-for-sale securities, a $1.2 million increase from $496.8 million in securities at December 31, 2006. The increase is primarily due to additions in The PrivateBank - Chicago.

 Deposits and Funds Borrowed

The following table presents the balances of deposits by category and each category as a percentage of total deposits at September 30, 2007 and December 31, 2006:

	September 30,		December 31,		Variance
	2007		2006		between
	Balance	% of Total	Balance	% of Total	periods
	(dollars in thousands)
Non-interest bearing demand	$285,003	8%	$300,689	8%	(5)%
Savings	11,856	1%	13,977	1%	(15)%
Interest-bearing demand	134,428	4%	152,323	4%	(12)%
Money market	1,566,074	44%	1,561,103	44%	—
Brokered deposits	500,296	14%	589,321	17%	(15)%
Other time deposits	1,090,405	29%	933,600	26%	17%
Total deposits	$3,588,062	100%	$3,551,013	100%	1%

Total deposits of $3.59 billion at September 30, 2007 represent an increase of $37.0 million, as compared to total deposits of $3.55 billion at December 31, 2006. The slight increase in deposits during the period is due to an increase in other time deposit accounts. Core deposits, which represent total deposits less brokered deposits, were $3.1 billion at September 30, 2007, a 4% increase from $3.0 billion at December 31, 2006.

We continue to utilize brokered deposits as a source of funding for growth in the loan portfolio. Brokered deposits were $500.3 million at September 30, 2007, down from $589.3 million at December 31, 2006. Our brokered deposits to total deposits ratio was 14% at September 30, 2007 and 17% at December 31, 2006. We have issued certain brokered deposits that include call option provisions, which provide us with the opportunity to redeem the certificates of deposit on a specified date prior to the contractual maturity date.

As of September 30, 2007, we held 13 outstanding brokered deposits containing unexercised call provisions. We have brokered deposits with 16 different brokers and we receive periodic information from other brokers regarding potential deposits. The scheduled maturities of brokered deposits, net of unamortized prepaid broker commissions, as of September 30, 2007, for the upcoming 2007 and 2008 quarters and fiscal years 2009 through 2011 and thereafter, are as follows:

Scheduled Maturities of Brokered Deposits
net of unamortized prepaid brokered commissions
at September 30, 2007

Maturity Date	Rate (1)	9/30/07
	(in thousands)
4th quarter 2007	5.26%	$173,184
1st quarter 2008 (2)	5.23%	132,630
2nd quarter 2008	5.38%	18,361
Remainder 2008	6.63%	31,369
2009 (3)	4.78%	46,248
2010-2011 (4)	4.49%	10,585
Thereafter (5)(6)	5.20%	89,323
Total Brokered Deposits		501,700
Unamortized prepaid broker commissions		(1,404)
Total brokered deposits, net of unamortized prepaid broker commissions		$500,296

(1)	Represents the all-in rate of each brokered deposit.
(2)	This tranche includes one callable deposit: a $14.8 million brokered deposit with a maturity date of 3/26/2008, which is callable monthly.
(3)	This tranche includes one callable deposit: a $4.9 million brokered deposit with a maturity date of 6/12/2009, which is callable monthly.
(4)	This tranche includes two callable deposits: a $1.6 million brokered deposit with a maturity date of 5/19/2010, which is callable quarterly.
(5)
This tranche includes several callable deposits: a $3.4 million brokered deposit with a maturity date of 11/19/2012 callable semi-annually; a $9.6 million brokered deposit with a maturity date of 2/11/2013 callable monthly; a $9.8 million brokered deposit with a maturity date of 1/21/2014 callable monthly; a $9.8 million brokered deposit with a maturity date of 12/17/2014 callable monthly; a $6.8 million brokered deposit with a maturity of 1/28/2015 callable semi-annually; a $11.3 million brokered deposit with a maturity date of 2/27/2019 callable monthly; $8.9 million brokered deposit with a maturity date of 3/12/2024 callable semi-annually; a $7.7 million brokered deposit with a maturity date of 4/23/2024 callable monthly; and a $6.3 million brokered deposit with a maturity date of 6/30/2025, an original call date of 12/30/2005, and semi-annually thereafter.

(6)	This segment includes a zero coupon brokered deposit with a maturity date of 3/18/2024, an effective yield of 5.58% and callable semi-annually.

Funds borrowed, which include federal funds purchased, FHLB advances, borrowings under our credit facility, and convertible senior notes, increased 65% to $464.0 million, from $281.7 million at December 31, 2006. On March 14 and March 20, 2007 the Company issued a total of $115.0 million of contingent convertible senior notes to qualified institutional investors. The notes are senior, unsecured obligations of PrivateBancorp, Inc. and pay interest on March 15 and September 15 each year at a rate of 3.625 % per year. The notes will mature on March 15, 2027, and will be convertible into cash and, if applicable, shares of the Company’s common stock at an initial conversion price of $45.05 per share. A portion of the net proceeds from the notes were used during the first quarter to pay down $41.5 million of the senior debt facility and approximately $7.5 million of the net proceeds were used to repurchase 213,200 shares of common stock. The Company used the remaining net proceeds for working capital and other general corporate purposes.

Membership in the FHLB system gives us the ability to borrow funds from the FHLB (Des Moines), the FHLB (Indianapolis), and the FHLB (Atlanta) under a variety of programs. We have periodically used the services of the FHLB for funding needs and other correspondent services. We anticipate that we will continue to be members of, and to take advantage of the programs offered by, the FHLB (Des Moines), the FHLB (Indianapolis), and the FHLB (Atlanta). The PrivateBank - Chicago withdrawal as a member of the FHLB (Chicago) was completed during the second quarter 2006. Therefore, The PrivateBank - Chicago is no longer able to borrow funds or participate in any of the other programs of the FHLB (Chicago); however, The PrivateBank - Wisconsin received membership approval to the FHLB (Chicago) in September 2007. At September 30, 2007 our FHLB borrowings consisted of $42.0 million from the FHLB (Indianapolis), $27.5 million from the FHLB (Atlanta), and $24.0 million from the FHLB (Des Moines). The FHLB requires us to pledge collateral in connection with obtaining FHLB advances. Our pledged collateral consists of residential real estate loans and certain qualifying multi-family loans and investment securities.

As of September 30, 2007, the Company had a credit facility with a correspondent bank comprised of a $40.0 million senior debt facility and $75.0 million of subordinated debt. The senior debt facility is comprised of a $250,000 term loan with a maturity date of December 31, 2017 and a revolving loan with a maturity date of December 31, 2007. Management expects to renew the revolving loan on an annual basis. The subordinated debt matures on December 31, 2017. The interest rate on the senior debt facility resets quarterly, and is based on, at the Company’s option, either the correspondent bank’s prime rate or three-month LIBOR plus 120 basis points, with a floor of 3.50%. The interest rate on the subordinated debt resets quarterly, and is equal to three-month LIBOR plus 135 basis points, with a floor of 3.50%. The subordinated debt qualifies as Tier 2 capital under applicable rules and regulations promulgated by the Board of Governors of the Federal Reserve System.

At September 30, 2007, the Company had $250,000 outstanding on the senior debt facility and $55.0 million of subordinated debt outstanding. The credit facility is used for general corporate and other working capital purposes.

  Capital Resources

Stockholders’ equity was $318.4 million at September 30, 2007, an increase of $21.3 million from December 31, 2006 stockholders’ equity of $297.1 million, due primarily to net income of $27.0 million and an increase in treasury stock of $8.2 million as a result of the repurchase of approximately 233,000 shares by the Company of its stock during the first nine months of 2007.

At September 30, 2007, all of our $101.0 million outstanding trust preferred securities were treated as Tier 1 capital. The Company and its banking subsidiaries are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors, and the regulators can lower classifications in certain areas. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements.

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

The following table sets forth our consolidated regulatory capital amounts and ratios as of September 30, 2007 and December 31, 2006:

	September 30,			December 31,
	2007			2006
	Capital	“Well-capital-ized” Standard	Excess/ (Deficit) Capital	Capital	“Well-capital-ized” Standard	Excess/ (Deficit) Capital
Dollar basis:
Tier 1 leverage capital	$312,917	$217,317	$95,600	$287,889	$191,691	$96,198
Tier 1 risk-based capital	312,917	232,520	80,397	287,889	214,324	73,565
Total risk-based capital	410,947	387,534	23,413	369,903	357,207	12,696
Percentage basis:
Leverage ratio	7.20%	5.00%		7.51%	5.00%
Tier 1 risk-based capital ratio	8.07%	6.00%		8.06%	6.00%
Total risk-based capital ratio	10.60%	10.00%		10.36%	10.00%
Total equity to total assets	7.08%			6.97%

To be considered “well-capitalized,” an entity must maintain a leverage ratio of at least 5.0%, a Tier 1 risk-based capital ratio of at least 6.0%, and a total risk-based capital ratio of at least 10.0%. To be “adequately capitalized,” a bank must maintain a leverage ratio of at least 4.0%, a Tier 1 risk-based capital ratio of at least 4.0%, and a total risk-based capital ratio of at least 8.0%. At September 30, 2007, the Company and each of the banking subsidiaries exceeded the minimum levels of all regulatory capital requirements, and were considered “well-capitalized” under regulatory standards.

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

Net cash provided by operations totaled $32.6 million in the nine months ended September 30, 2007 compared to net cash provided by operations of $14.7 million in the prior year period. Net cash outflows from investing activities totaled $245.0 million in the first nine months of 2007 compared to a net cash outflow of $304.4 million in the prior year period primarily due to slower loan growth. Cash inflows from financing activities in the first nine months of 2007 totaled $208.0 million compared to a net inflow of $352.4 million in the first nine months of 2006.

In the event of short-term liquidity needs, our banking subsidiaries may purchase federal funds from correspondent banks and our investment portfolio can be used as a source of liquidity. Additionally, membership in the FHLB System gives the banking subsidiaries the ability to borrow funds from the FHLBs (Atlanta, Des Moines, and Indianapolis) for short- or long-term purposes under a variety of programs. Our asset/liability policy currently limits our use of brokered deposits to levels no more than 40% of total deposits. Brokered deposits were 14% of total deposits at September 30, 2007 and 17% of total deposits at December 31, 2006. We do not expect our 40% threshold limitation to limit our ability to implement our growth plan.

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

Interest Rate Risk

To manage the interest rate mix of our balance sheet and related cash flows, we have the ability to use a combination of financial instruments, including medium-term and short-term financings, variable-rate debt instruments, fixed rate loans and securities and, to a lesser extent, interest rate swaps. Approximately 66% of the loan portfolio is indexed to the prime rate of interest or otherwise adjusts with other short-term interest rates. Changes in market rates and the shape of the yield curve may give us the opportunity to make changes to our investment security portfolio as part of our asset/liability management strategy.

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

The following tables illustrate our estimated interest rate sensitivity and periodic and cumulative gap positions calculated as of September 30, 2007 and December 31, 2006:

	September 30, 2007 Time to Maturity or Repricing
	0-90 days	91-365 days	1-5 years	Over 5 years	Total
	(dollars in thousands)
Interest-Earning Assets
Net loans	$2,265,955	$400,358	$957,601	$71,496	$3,695,410
Investments	22,439	65,374	204,653	198,856	491,322
FHLB stock	5,892	—	—	—	5,892
Federal funds sold	2,086	—	—	—	2,086
Total interest-earning assets	$2,296,372	$465,732	$1,162,254	$270,352	$4,194,710
Interest-Bearing Liabilities
Interest-bearing demand deposits	$—	$—	$—	$134,428	$134,428
Savings deposits	11,856	—	—	—	11,856
Money market deposits	1,566,074	—	—	—	1,566,074
Time deposits	513,785	458,206	118,223	191	1,090,405
Brokered deposits	171,780	181,667	59,811	87,038	500,296
Funds borrowed	220,519	31,500	247,785	65,250	565,054
Total interest-bearing liabilities	$2,484,014	$671,373	$425,819	$286,907	$3,868,113
Cumulative
Rate sensitive assets (RSA)	$2,296,372	$2,762,104	$3,924,358	$4,194,710
Rate sensitive liabilities (RSL)	2,484,014	3,155,387	3,581,206	3,868,113
GAP (GAP=RSA-RSL)	(187,642)	(393,283)	343,152	326,597
RSA/RSL	92.45%	87.54%	109.58%	108.44%
RSA/Total assets	51.05%	61.40%	87.24%	93.25%
RSL/Total assets	55.22%	70.15%	79.61%	85.99%
GAP/Total assets	-4.17%	-8.74%	7.63%	7.26%
GAP/Total RSA	-4.47%	-9.38%	8.18%	7.79%

	December 31, 2006 Time to Maturity or Repricing
	0-90 days	91-365 days	1-5 years	Over 5 years	Total
	(dollars in thousands)
Interest-Earning Assets
Net loans	$2,115,048	$357,609	$927,626	$61,635	$3,461,918
Investments	14,779	61,353	206,369	208,289	490,790
FHLB stock	5,141	—	—	—	5,141
Federal funds sold	32,546	—	—	—	32,546
Total interest-earning assets	$2,167,514	$418,962	$1,133,995	$269,924	$3,990,395
Interest-Bearing Liabilities
Interest-bearing demand deposits	$—	$—	$—	$152,323	$152,323
Savings deposits	13,977	—	—	—	13,977
Money market deposits	1,561,103	—	—	—	1,561,103
Time deposits	388,757	431,567	113,080	195	933,599
Brokered deposits	199,198	208,358	89,761	92,004	589,321
Funds borrowed	119,231	65,250	150,785	47,500	382,766
Total interest-bearing liabilities	$2,282,266	$705,175	$353,626	$292,022	$3,633,089
Cumulative
Rate sensitive assets (RSA)	$2,167,514	$2,586,476	$3,720,471	$3,990,395
Rate sensitive liabilities (RSL)	2,282,266	2,987,441	3,341,067	3,633,089
GAP (GAP=RSA-RSL)	(114,752)	(400,965)	379,404	357,306
RSA/RSL	94.97%	86.58%	111.36%	109.83%
RSA/Total assets	50.83%	60.65%	87.24%	93.57%
RSL/Total assets	53.52%	70.05%	78.35%	85.20%
GAP/Total assets	-2.69%	-9.40%	8.89%	8.38%
GAP/Total RSA	-2.88%	-10.05%	9.51%	8.95%

The following table shows the impact of immediate 200 and 100 basis point changes in interest rates as of September 30, 2007 and December 31, 2006. The effects are determined through the use of a simulation model based on our interest-earning asset and interest-bearing liability portfolios, assuming the size of these portfolios remains constant from the balance sheet date throughout the one-year measurement period. The simulation assumes that assets and liabilities accrue interest on their current pricing basis. Assets and liabilities then reprice based on their terms and remain at that interest rate through the end of the measurement period. The model attempts to illustrate the potential change in net interest income if the foregoing occurred.

	September 30, 2007				December 31, 2006
Percentage change in net interest income due to an immediate 100 and 200 basis point change in interest rates over a one-year time horizon	-200 Basis Points	-100 Basis Points	+100 Basis Points	+200 Basis Points	-200 Basis Points	-100 Basis Points	+100 Basis Points	+200 Basis Points
	-4.3%	-2.0%	1.6%	3.0%	-7.3%	-3.5%	2.2%	4.1%

This table shows that if there had been an instantaneous parallel shift in the yield curve of +100 basis points on September 30, 2007, net interest income would increase by 1.6% over a one-year period, as compared to a net interest income increase of 2.2% if there had been an instantaneous parallel shift of +100 basis points at December 31, 2006. The measurement of a +200 basis point instantaneous parallel shift in the yield curve at September 30, 2007 would result in an increase in net interest income of 3.0% over a one-year period as compared to 4.1% measured on the basis of the December 31, 2006 portfolio. At September 30, 2007, if there had been an instantaneous parallel shift in the yield curve of -100 basis points, we would have suffered a decline in net interest income of 2.0%, as compared to a 3.5% decline measured on the basis of the December 31, 2006 portfolio. At September 30, 2007, if there had been an instantaneous parallel shift in the yield curve of -200 basis points, we would have suffered a decline in net interest income of 4.3%, as compared to a 7.3% decline measured on the basis of the December 31, 2006 portfolio.

    Changes in the effect on net interest income from a 100 and 200 basis point movement at September 30, 2007, compared to December 31, 2006 are due to the timing and nature of the repricing of rate sensitive assets to rate sensitive liabilities within the one year time frame.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2007 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations, earnings, financial condition and future prospects of the Company include, but are not limited to:

•	fluctuations in market rates of interest and loan and deposit pricing in the Company’s market areas;
•	the effect of continued margin pressure on the Company’s earnings;
•	further deterioration in asset quality and/or an increase in non-performing loans;
•	adverse developments in the Company’s loan or investment portfolios;
•
a significant increase in non-interest expense, specifically compensation and benefits-related expense, due to our strategic growth initiatives, including the recent and anticipated future hiring of additional Managing Directors and other senior officers;

•	unforeseen difficulties in integrating new hires;
•	our ability to implement our growth strategy, including slower than anticipated growth of the Company’s business, specifically its commercial and C&I lending, or unanticipated business declines;
•	failure to get regulatory approval for a de novo federal savings bank in Kansas City
•	unforeseen difficulties in the continued integration of The PrivateBank - Georgia or higher than expected operational costs;
•	competition;
•	failure to improve operating efficiencies through expense controls;
•	legislative or regulatory changes; and
●	the possible dilutive effect of potential acquisitions, expansion or future capital raises.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by the Company during the quarter ended September 30, 2007 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

Period	(a) Total Number of Shares Purchased	(b) Average Price paid per Share	(c) Total Number of Shares Purchased as part of publicly announced Plans or Programs	(d) Maximum Number of Shares that may be purchased under the Plans/Program (2)
07/01/2007 - 07/31/2007	-	-	-	286,800
08/01/2007 - 08/31/2007	-	-	-	286,800
09/01/2007 - 09/30/2007	9,644 (1)	33.89	9,644 (1)	286,800
Total	9,644(1)	33.89	9,644 (1)	286,800
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

Date: November 2, 2007

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