Form 10-K
period 2007-12-31
PRIVATEBANCORP, INC
filed 2008-02-29
CIK 889936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 000-25887

(Exact name of Registrant as specified in its charter)

Delaware	36-3681151
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

70 W. Madison Street, Chicago, Illinois 60602
(Address of principal executive offices)

(312) 683-7100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value	Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act:
None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐      No ☑

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No☑

The aggregate market value of the voting common equity of the Registrant held by non-affiliates of the Registrant was approximately $535,258,363 based on the closing price of the common stock of $28.80 on June 30, 2007, as reported by the NASDAQ National Market.

As of February 27, 2008, the Registrant had outstanding 28,688,897 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders are incorporated by reference into Part III.

FORM 10-K

		Page
		Number

PART I
Item 1.	Business	3
Item 1A.	Risk Factors	22
Item 1B.	Unresolved Staff Comments	28
Item 2.	Properties	28
Item 3.	Legal Proceedings	29
Item 4.	Submission of Matters to a Vote of Security Holders	29

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	29
Item 6.	Selected Financial Data	32
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	64
Item 8.	Financial Statements and Supplementary Data	67
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	67
Item 9A.	Controls and Procedures	67
Item 9B.	Other Information	68

PART III
Item 10.	Directors, Executive Officers, and Corporate Governance	68
Item 11.	Executive Compensation	69
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	69
Item 13.	Certain Relationships and Related Transactions, and Director Independence	69
Item 14.	Principal Accounting Fees and Services	69

PART IV
Item 15.	Exhibits, Financial Statement Schedules	69
Index to Consolidated Financial Statements		F-1
Certificate of Designation
Employment Term Sheet Agreement
Employment Term Sheet Agreement
Employment Term Sheet Agreement
Employment Term Sheet Agreement
Employment Term Sheet Agreement
Employment Term Sheet Agreement
Employment Term Sheet Agreement
Employment Term Sheet Agreement
Second Amendment to Amended and Restated Loan and Subordinated Debenture Purchase Agreement
Third Amendment to Amended and Restated Loan and Subordinated Debenture Purchase Agreement
Form of Inducement Performance Share Award Agreement
Form of Nonqualified Inducement Performance Stock Option Agreement
Form of Nonqualified Inducement Time-Vested Stock Option Agreement
Subsidiaries
Consent of Ernst & Young LLP
Certification of CEO
Certification of CFO
Section 906 Certifications

PART I

ITEM 1.	BUSINESS

Overview

PrivateBancorp, Inc. (“Private Bancorp” or the “Company”), a Delaware corporation, through its PrivateBank subsidiaries, provides distinctive, highly-personalized, premium financial services primarily to entrepreneurial and middle-market companies, affluent individuals, wealthy families, professionals, entrepreneurs and real estate investors. Since its inception in 1989, The PrivateBank has expanded into multiple geographic markets in the Midwest and Southeastern United States through the creation of de novo banks and banking offices and the acquisition of existing banks. In the fourth quarter of 2007, we announced the implementation of our new Strategic Growth Plan (the “Plan”), designed to take advantage of the disruption in the Chicago middle-market commercial banking market caused by the announcement of the sale of LaSalle Bank, N.A. to Bank of America, and, as a result, seize an opportunity to expand our lines of business, product offerings and reach within our current markets as well as in select new markets, with the goal of becoming the premier middle-market commercial, commercial real estate, private, and wealth management bank in our chosen markets. As a part of implementing the Plan, we recruited our new CEO and President, Larry D. Richman, and hired a significant number of talented, experienced middle-market commercial bankers and other personnel, thereby substantially increasing the size and scope of our organization.

Overview of Our Strategic Growth Plan

2007 was a transformational year for us. Beginning in the latter part of 2006 and continuing into early 2007, declining market and economic conditions affecting financial institutions generally and our lending and business levels specifically put pressure on our ability to continue to grow our franchise at the same pace as in past years. In addition, our Chairman and then Chief Executive Officer, Ralph B. Mandell, who turned 67 during the year, increased our focus on succession planning. Furthermore, the April 2007 announcement by ABN AMRO of its agreement to sell LaSalle Bank, N.A., Chicago, the Middle-west’s leading relationship-based, middle market commercial lender, to Bank of America presented us with what we believed to be a once-in-a-lifetime strategic opportunity.

We, like other banks operating in Chicago, anticipated that the sale of LaSalle Bank would cause significant disruption in the Chicago middle market for commercial bankers and commercial banking relationships. We believed a gap in middle market lending and commercial banking would be created by the sale. We determined that if we could recruit a significant number of senior commercial banking and other officers, we could successfully execute a plan to fill that gap. In doing so, we could transform the Company into a larger and more diversified financial institution with a broader and deeper management team. We believed that if we could successfully exploit this opportunity, we could exceed the pace of growth we had experienced in prior years while enhancing stockholder value over the long term. In order to take advantage of this opportunity, we developed a Strategic Growth Plan with these goals at its core.

We have been successful in implementing the initial stages of our Strategic Growth Plan, including accomplishing the majority of our recruiting goals. During the fourth quarter of 2007, Mr. Richman and approximately 52 managing directors as well as 39 staff level employees joined us in Chicago and other market locations. Through February 12, 2008, we had hired an additional 28 managing directors. We attribute our success to an aggressive recruiting plan executed by our senior officers, led by Mr. Mandell, the support of our Board of Directors and our willingness to commit substantial resources to capture this strategic opportunity.

Unlike the acquisition of another bank, our recruitment of Mr. Richman and the many commercial banking and other officers did not require us to pay an acquisition premium that resulted in goodwill. We did, however, make a substantial investment in human capital in order to attract these individuals to join our franchise, including incurring significant compensation-related expense. We made these investments believing that the additional business the new bankers can generate for our Company is substantial, and the combination of the new employees with the Company’s existing, talented managing directors will position the Company as the premier middle-market commercial, commercial real estate, private banking and wealth management bank in all of its chosen markets. Our Strategic Growth Plan calls for us to evolve and reposition ourselves at a higher level within the commercial banking market, including a keener focus on middle market companies and a more comprehensive suite of banking products and services offered to our clients. Included below are the key strategic goals and tactical elements of this plan.

Competing For and Acquiring Additional Talent. We hired a significant number of senior commercial bankers and other professionals during the fourth quarter 2007, increasing the size and scope of the Company, especially in our Chicago offices. Subsequent to year-end, and as we continue to execute our Strategic Growth Plan, we will continue to hire additional experienced senior bankers both in Chicago and our other existing locations, as well as selected new geographic markets. To enable us to attract and retain the talent for our strategic initiative to be successful, we have committed to the payment of sign-on bonuses, competitive salaries as well as equity awards for these new recruits. Although the cost of recruiting and retaining new hires represents substantial current cost and dilution to our stockholders, we believe it is appropriate in light of the strategic opportunity. Importantly, the majority of the value of this compensation is performance-based, meaning it is contingent on achievement of our Strategic Growth Plan and long-term earnings per share (“EPS”) and stock price growth targets, assuring alliance between the interests of our management team and our stockholders.

Developing our Existing Relationships and Creating New Ones. An important part of our future growth will be the continued development of our existing client relationships as well as the generation of new clients and business. As the needs of our clients change and grow, we seek to grow with them and continue to provide them with our custom-tailored, flexible services. For example, we strive to provide our commercial clients with financing and cash management services for their business and follow that relationship through to the business owners and their family members as these individuals seek private banking, mortgage and wealth management services. Likewise, we depend upon our clients to introduce and provide us with referrals to other successful business owners and commercial firms, which means we rely heavily upon meeting our clients’ expectations as our primary marketing tool. We believe we have a significant opportunity to further develop our existing and new client relationships in each of our chosen markets.

Growing our Business in Chicago and our Other Chosen Markets. In addition to increasing the services provided to our existing clients, we seek to expand the number of our client relationships through each of the offices in the markets we serve. We believe that the growing need for private and commercial banking and wealth management services in our markets is unmet, and we believe there is a significant opportunity to increase our client base in all of our offices. The success of our Strategic Growth Plan to date has, in large part, been due to the reputation of our managing directors, who with their personal and professional contacts in the financial and corporate arenas, have been instrumental in developing our business. We have only just begun to nurture the banking and wealth management relationships of our new hires and expect the addition of the Managing Directors we have hired since September 30, 2007 to accelerate the growth in the number of our clients and the volume of our banking and wealth management business.

Raising Capital to Support our Growth. As part of the implementation of our Strategic Growth Plan and in order to support the anticipated growth in our balance sheet, on December 11, 2007, we completed a $200.0 million private placement of equity securities to institutional and individual accredited investors. Our Strategic Growth Plan anticipates continued robust loan growth, especially in commercial. In order to fund this anticipated growth as well as to provide sufficient capital resources and liquidity to meet our commitments and business needs, we will continue to evaluate our capital and liquidity needs, and to the extent necessary and market conditions warrant, we will seek to raise additional capital through the issuance of additional equity, preferred stock and/or debt securities to support our continued growth. With the additional capital we raised in December 2007, our loan to one borrower limit increased from $106.0 million at September 30, 2007 to $125.0 million at December 31, 2007, giving us more flexibility to serve our expanded and growing portfolio of credits to middle market companies.

Diversifying our Loan Portfolio. Our lending business has traditionally focused on commercial real estate credits and, to a much lesser extent, commercial loans. As we continue to execute our Strategic Growth Plan, we anticipate a shift in our lending strategy to emphasize commercial lending, in addition to real estate-based lending. Accordingly, we expect our loan portfolio and clientele to become more diversified and, eventually, to create more parity between our commercial real estate and commercial loan portfolios. Our increased focus on commercial lending brings with it opportunities to develop cash management relationships with our commercial clients, which, in turn, helps us grow our deposits, a necessary source of liquidity and funding. The growing commercial middle market portfolio will also create more fee income opportunities as we expand the products and services provided to this client base.

Developing New Lines of Business; Offering New Products and Services to our Clients. In the fourth quarter of 2007, we reorganized our lending activities and created three new commercial lines of business: Illinois Commercial Banking, National Commercial Banking and Commercial Real Estate. These commercial banking teams focus our commercial lending efforts on small and middle market private and publicly held companies and real estate developers. To compliment these lines of business, we have and will continue to develop additional lending, treasury management, investment, risk management, and private banking products and services. By continuing to add products and services that we currently do not offer, we expect to diversify our fee income and strengthen our client relationships. We believe that the relationships these teams will generate will greatly diversify our loan portfolio and our revenue stream.

Investing in Infrastructure and Integration. As we continue to implement our Strategic Growth Plan, we are focused on building infrastructure to support our growth as well as integrating our new employees into our organization. Our significant investment in infrastructure includes additional risk management, operations, legal and compliance resources, in addition to securing additional physical space for not only new banking offices but corporate functions as well. Our integration activities include ensuring we are developing internally or through outsourced private label providers the products and services our clients need and realigning our internal resources and management structure along business lines.

Redirecting the Organization

Our Strategic Growth Plan emphasizes the development of client relationships with larger private and public companies, the making of larger credits and a greater rate of balance sheet growth than the Company has experienced in the past. This represents a substantial shift in our strategic direction, and has caused us to change the way we manage our business and to manage, going forward, around lines-of-business. Notwithstanding this shift, we continue our style of doing business using “The PrivateBank approach”. We believe organization of our Company around lines-of-business enhances “The PrivateBank approach” with deeper banking service capabilities to serve clients in our target markets.

Our business model has and continues to put the decision-making power in the hands of our managing directors in the local markets in which we operate, and our hallmark is our highly personalized service. Our goal is to be the primary source of financial products and services for our clients. We strive to develop a valued relationship with our clients, using an experienced team of managing directors to serve our client’s needs, and by tailoring our products and services to consistently meet those needs.

The PrivateBank Approach. Our approach to banking is client-driven, and we believe we have developed a unique approach to commercial, commercial real estate, private banking and wealth management designed to provide our clients with superior service. We emphasize personalized client relationships and custom-tailored financial services, complemented by the convenience of technology. The key aspects of our commercial and private banking approach are:

•	Personal Relationships. Our approach begins with the development of strong, dedicated, valued relationships with our clients. Clients are matched with a team of individuals headed by a managing director, who is the client’s central point of contact with us. Each of our managing directors and associate managing directors, who are senior financial professionals, act as a financial partner with our clients, working with them to identify and service their commercial and private banking and wealth management needs. By dedicating a team of executives to each client, we are able to build ongoing relationships that allow our managing directors to use their increasing knowledge of the client’s financial history and financial, business and personal goals to quickly adapt our services to the client’s individual needs. We believe this approach gives our clients a sense of security and continuity of personal service in their banking relationship. On the basis of this trust and confidence, we then seek to expand the scope of products and services provided to each client. Satisfied clients provide our most fertile source of new business and new client referrals as well.

•	Customized Financial Services. In taking a long-term relationship approach with our clients, we are able to differentiate our services from the “one-size-fits-all” mentality of many other financial institutions. Our clients use a wide variety of financial services beyond the traditional banking products, and we work with them to identify their particular needs and to develop and shape our services tailored to meet those needs. While we offer a suite of banking products, we believe that it is our personalized service that distinguishes us from most of our competitors. We encourage, not discourage, our clients to contact us. We use regular contact as a way to strengthen our relationships, increase our services to existing clients and earn referral business.

•	Efficient Decision-Making Process. Unlike many other banks, we do not have a lengthy chain of command. Our clients generally deal directly with their dedicated managing directors, who are given broad decision-making authority. This allows our managing directors to respond quickly and efficiently to our clients’ needs. We are able to use a streamlined approach because our organization has many qualified, experienced credit officers with credit approval authority who make themselves available on short notice to help consult on or approve credits when time is of the essence. Generally, we use an “on call” approach to approve credit. As the amount and the complexity of the credit increases, we use a more rigorous approval process that includes a formal loan committee with heads of each line of business, the Chief Credit and Chief Risk Officers and the Chief Executive Officer.

•	Network of Comprehensive Financial Services. In order to compete with other financial service providers, we rely on a network of professionals in the financial and investment communities with whom we have developed strategic alliances over the years. This enables us to offer our clients a broad array of high quality services. For example, in our PrivateWealth Group, we work with selected investment management firms in providing services to our wealth management clients. Our clients can either maintain their existing investment management relationships when they become wealth management clients, use our subsidiary, Lodestar, or use our approved providers of investment management services. We believe this choice distinguishes our service from the rigid policies set by some of our competitors. We, in turn, assist our clients in selecting a complete package of services best suited to their individual needs without incurring the overhead associated with directly employing diversified portfolio managers. We also have a strategic partner who provides our clients with on-site securities brokerage services through The PrivateWealth Group.

New Management Structure. With the adoption of our Strategic Growth Plan and our management succession, we created an Executive Committee that works with our CEO to manage the Company. Members of the Executive Committee include the President of each business line—commercial real estate, Illinois commercial banking, national commercial banking, The PrivateWealth Group, The PrivateClients Group (which includes both the city and suburban offices of The PrivateBank – Chicago)—as well as the leaders of each functional area of the Company—the Chief Financial Officer, the Chief Operating Officer, the General Counsel, the Chief Risk Officer, head of Strategy and Integration and the Chief Credit Officer. This management structure centralizes decision-making and creates uniformity and standardization across the Company.

The fundamentals of “The PrivateBank approach” have not changed as a result of our new Strategic Growth Plan. Rather, our business model has been supplemented and enhanced as necessary to drive a new pattern of strategic growth, relying on “The PrivateBank approach”, including an emphasis on: (1) middle-market client relationships, (2) larger and varied credits, (3) an expanded product suite of cash management and other fee generating services, and (4) enhancements to risk management infrastructure.

Our Banking and Wealth Management Services

We offer banking and wealth management services to our clients at a personal level. We believe this is not the same as personal banking service. We tailor our products and services to fit our clients’ needs and desires instead of compelling our clients to fit predetermined products and services. Our services are organized around the following four lines of business:

•	Commercial Banking Services. We offer a full range of lending products to businesses owned by or affiliated with our clients. We offer lines of credit for working capital, term loans for equipment and other investment purposes, and letters of credit to support the commitments our clients make. We tailor these products to meet the varied needs of our clients. Non-credit products we offer include remote merchant capture, lockbox, cash concentration accounts, merchant credit card processing, electronic funds transfer, other cash management products, foreign exchange and derivatives. Additionally, we are developing capital markets products and trade services both internally and through third parties. We strive to offer banking packages that are competitive and allow us to provide service to our clients beyond what is expected in our industry.

•	Real Estate Lending Services. We provide real estate loan products to businesses and individuals. We provide a full range of fixed and floating rate permanent and interim mortgages for our clients to finance a variety of owner-occupied properties as well as investment properties such as apartment buildings, office buildings, and shopping centers. We also provide construction lending for commercial developments. We offer residential mortgage products and we have developed a proficiency for jumbo mortgages and will work with our clients and market sources to place these loans into the secondary market. Our experience has been that residential lending is an excellent vehicle to attract new clients.

•	Wealth Management Services. The wealth management services offered to clients of our PrivateWealth Group include investment management, personal trust, guardianship and estate administration services, custody services, retirement accounts, and investment services. Our trust personnel work with our clients to define objectives, goals and strategies for their investment portfolios. We assist the client with the selection of an outside investment manager, as necessary, and work to tailor the investment program accordingly. Our wealth management and estate account administrators also work with our clients and their attorneys to develop their estate plans. We work closely with our clients and their beneficiaries to ensure that their needs are met and advise them on financial matters. When serving as agent, trustee or executor, we often structure and will periodically monitor the performance of the investment management of our clients’ investment portfolios. In some situations, we provide the asset allocation and investment planning services related to the management of these assets. We also provide our clients with custodial services for safekeeping of their assets. We emphasize a high level of personal service in the PrivateWealth Group, including prompt collection and reinvestment of interest and dividend income, daily portfolio valuation, tracking of tax information, customized reporting and security settlement. We also offer retirement products such as individual retirement accounts and IRA rollovers.

•	Private Banking Services. We are committed to giving consistent and personal attention to those we serve—individuals and families, the self-employed, professionals, professional athletes and business owners—by providing them with customized financial solutions within a framework of exceptional personal service. We offer the services our clients need to succeed in their work, their investments and their lives. We are successful in offering our clients the experience of a large, mature bank with the personal service of a highly responsive, entrepreneurial firm. The result is rapidly growing and deepening relationships based on client satisfaction. Each client has access to a managing director with years of banking and investment experience. Our personal attention to each client’s welfare ensures continuity of relationships, service levels, and quality.

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

The goal of our lending program is to meet the credit needs of our diverse client base while using sound credit principles to protect our asset quality. Our business and credit strategy is relationship-driven and we strive to provide a reliable source of credit, a variety of lending alternatives, and sound financial advice to our clients. When extending credit, our decisions are based upon our client’s ability to repay the loan from non-speculative sources. The quality and integrity of the borrower is crucial in the loan approval process. We monitor the performance of our loan portfolio through regular contact with our clients, continuous portfolio review and careful monitoring of delinquency reports and internal watch lists.

Through the implementation of our Strategic Growth Plan in the fourth quarter 2007 and throughout 2008, the diversity and complexity of our loan portfolio is increasing. We expect the average credit size to increase during 2008 as well as the geographic dispersion of credits given new banking offices opened late in 2007 and during the first quarter 2008 as well as a more national lending focus than in the past. Likewise, the complexion of the credits has changed and our new expertise in several commercial sectors, such as healthcare and the construction industries, allows us to expand our product offerings to a new client base. We expect to attract larger clients going forward including private and publicly held companies that have a need for a more diverse and sophisticated suite of credit products and services than we have offered in the past. We are building our credit capabilities to meet these needs.

To address the changes in the complexity and complexion of our credit business going forward, management has developed a bi-weekly loan committee review process so it can focus on time-sensitive approval of credits that respond to our clients’ needs. Our loan committee of the Board of Directors has been recalibrated to focus on credit risk management, loan policies and other issues related to supervising the management of a larger more complicated loan portfolio. We believe our new approach to credit management will allow us to deliver our traditional “PrivateBank” approach of providing credit to our clients—which involves highly responsive, customized solutions—while managing our credit risks at an enterprise-level with appropriate interaction between our Board and management.

The following table sets forth our loan portfolio by category as of December 31, 2007 and 2006:

		Percentage		Percentage
	December 31,	of total	December 31,	of total
	2007	loans	2006	loans
	(dollars in thousands)

Commercial and Industrial	$827,837	20%	$563,155	16%
Owner Occupied CRE	483,920	12%	265,439	8%

Total Commercial	$1,311,757	32%	$828,594	24%

Commercial real estate	1,386,275	33%	1,273,599	36%
Commercial real estate—multi-family	217,884	5%	212,863	6%

Total CRE	$1,604,159	38%	$1,486,462	42%

Construction	613,468	15%	591,704	17%
Personal(1)	247,462	6%	192,397	6%
Residential real estate	265,466	6%	262,107	7%
Home equity	135,483	3%	138,724	4%

Total loans	$4,177,795	100%	$3,499,988	100%

(1)	Includes overdraft lines

Commercial Loans. Our commercial loan portfolio is comprised of lines of credit to businesses for working capital needs, term loans for equipment and expansion, letters of credit and owner-occupied commercial real estate loans. We classify owner-occupied commercial real estate loans as commercial loans because we primarily look to the business for repayment. Unsecured loans are made to businesses when a guarantor, as a secondary source of repayment, has a significant ability to repay and a significant interest in the business entity. Commercial loans can contain risk factors unique to the business of each borrower. In order to mitigate these risks, we seek to gain an understanding of the business of each borrower, place appropriate value on collateral taken and structure the loan properly to make sure that collateral values are maintained while loans are committed. Appropriate documentation of commercial loans is also important to protect our interests.

Our lines of credit typically are limited to a percentage of the value of the assets securing the line, and priced by a floating rate formula. In general, lines of credit are reviewed annually and are supported by accounts receivable, inventory and equipment. Depending on the risk profile of the borrower, we may require periodic aging of receivables, and inventory and equipment listings to verify the quality of the borrowing base prior to advancing funds. Our term loans are also typically secured by the assets of our clients’ businesses. Term loans typically have maturities between one to five years, with either floating or fixed rates of interest. Commercial borrowers are required to provide updated financial statements quarterly and personal financial statements at least annually. Letters of credit are an important product to many of our clients. We issue standby or performance letters of credit, and can service the international needs of our clients through correspondent banks. We use the same underwriting standards for letters of credit as we do for funded loans.

Our credit approval process for commercial loans involves reviewing the current and future cash needs of the borrower, the business strategy, management’s ability, the strength of the collateral, and the strength of the guarantors. While our loan policies have guidelines for advances on different types of collateral, we establish eligible asset values on a case-by-case basis for each borrower. As the Company grows its middle market commercial lending business, we will offer more traditional middle market commercial loan products that will require higher monitoring of our borrower’s collateralized assets and include lending that is nonrecourse.

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

Commercial Real Estate Loans. Our commercial real estate portfolio is comprised of loans secured by various types of collateral including 1-4 family housing units located primarily in the banks’ target market areas, multi-family real estate, office buildings, warehouses, retail, mixed use buildings, and vacant land, the bulk of which is held for long-term investment or development. Please see page 50 for more detail on our commercial real estate and construction loans by collateral type.

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

Construction Loans. Our construction loan portfolio consists of single-family residential properties, multi-family properties, and commercial projects, and includes both investment properties and properties that will be owner-occupied. As construction lending has greater inherent risk, we closely monitor the status of each construction loan throughout its term. Typically, we require full investment of the borrower’s equity in construction projects prior to injecting our funds. Generally, we do not allow borrowers to recoup their equity from the sale proceeds of finished units (if applicable) until we have recovered our funds on the overall project.

Our construction loans are often the highest yielding loans in our portfolio due to the inherent risks and the monitoring requirements. We seek to manage these risks by, among other things, ensuring that the collateral value of the property throughout the construction process does not fall below acceptable levels, ensuring that funds disbursed are within parameters set by the original construction budget, and properly documenting each construction draw. Although we have recently experienced an increase in the number of construction loans that are non-performing, due to our more stringent standards for underwriting and monitoring construction loans and the credit profile of our borrowers, we are comfortable with the risk associated with this portfolio and are committed to construction lending as an integral part of our lending program.

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

Investment Activities

We maintain an actively managed investment portfolio intended to maximize risk-adjusted total return, provide liquidity, and improve the quality of our asset/liability position. We invest primarily in mortgage-backed securities and collateralized mortgage obligations (“CMOs”) backed by Fannie Mae and Freddie Mac, and bank-qualified tax-exempt obligations of state and local political subdivisions. We also may invest in corporate debt or other securities as permitted by our investment policy. More than 90% of the bond portfolio is rated either “AAA” by S&P or “Aaa” by Moody’s based on the underlying issuer or via credit enhancement, as it is our stated intent to take very little credit risk in the investment portfolio. For more information on the ratings on our bond portfolio as of December 31, 2007, please see page 57.

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

Asset-Liability Management Committee

The Company and each bank subsidiary has an asset/liability committee (“ALCO”) comprised of selected senior officers who are charged with the dual goals of optimization and stabilization of net interest income over time while adhering to prudent banking practices. ALCO oversees asset growth, liquidity and capital, and directs our overall acquisition and allocation of funds. At its meetings, ALCO reviews issues including: data on current economic conditions, information regarding the current interest rate outlook, the pipeline of anticipated loan and deposits growth, the mix of interest rate sensitive assets and liabilities, the bank’s liquidity position, recent investment portfolio purchases and sales, and other relevant matters.

ALCO is also responsible for monitoring compliance with our investment policy. At least quarterly, ALCO presents asset liability management reporting to the investment committees of each of the banks’ boards of directors, who review the reports and decisions made by ALCO affecting net interest income.

Competition

We do business in the highly competitive financial services industry. Our geographic markets include the greater Chicago, St. Louis, Milwaukee, Detroit, Atlanta, and Kansas City metropolitan areas. During the first quarter of 2008, we opened business development offices in Cleveland, Ohio and Minneapolis, Minnesota. The financial services industry is comprised of commercial banks, thrifts, credit unions, investment banks, brokerage firms, money managers, and other providers of financial products and services. We compete with regional, national, and international commercial and retail banks in all of the markets we serve. For wealth management services we also compete with brokerage firms, wealth consulting firms and investment managers. While our products and services may be similar to those of our competitors, we attempt to distinguish ourselves by emphasizing consistent delivery of the superior levels of personal service, customized solutions and responsiveness expected by our clients.

Some of our competitors are not subject to the same degree of regulation as that imposed on bank holding companies, federally insured state chartered banks, national banks and federal savings banks, and may be able to price loans, deposits and other products and services more aggressively.

Employees

As of December 31, 2007, we had approximately 597 full-time equivalent employees. The salaries of our employees are paid by the applicable subsidiary, with the exception of certain employees who also perform services for PrivateBancorp, which pays a portion of such salaries. We consider our relationship with our employees to be good.

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

SUPERVISION AND REGULATION

General

Banking is a highly regulated industry. The following is a summary of various statutes and regulations applicable to PrivateBancorp and its subsidiaries. These summaries are not complete, however, and you should refer to the statutes and regulations for more information. Also, these statutes and regulations are likely to change in the future, and we cannot predict what effect these changes, if made, will have on our operations. Finally, please remember that the supervision, regulation and examination of banks and bank holding companies by bank regulatory agencies are intended primarily for the protection of customers and the banking system in the United States rather than stockholders of banks and bank holding companies.

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

Under its capital adequacy guidelines, the Federal Reserve emphasizes that the foregoing standards are supervisory minimums and that banking organizations generally are expected to operate well above the minimum ratios. These guidelines also state that banking organizations experiencing growth, whether internally or by making acquisitions, are expected to maintain strong capital positions substantially above the minimum levels.

As of December 31, 2007, we had regulatory capital in excess of the Federal Reserve’s well-capitalized requirements. Our total risk-based capital ratio at December 31, 2007 was 14.20% and our leverage ratio was 10.93%.

Acquisitions. The BHC Act requires prior Federal Reserve approval for, among other things, the acquisition by a bank holding company of direct or indirect ownership or control of more than 5% of the voting shares or substantially all the assets of any bank, or for a merger or consolidation of a bank holding company with another bank holding company. With limited exceptions, the BHC Act prohibits a bank holding company from acquiring direct or indirect ownership or control of voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in any activity other than banking or managing or controlling banks or performing services for its authorized subsidiaries. A bank holding company may, however, engage in or acquire an interest in a company that engages in activities that the Federal Reserve has determined, by regulation or order, to be so closely related to banking or managing or controlling banks as to be a proper incident thereto, such as owning and operating a savings association, performing functions or activities that may be performed by a trust company, owning a mortgage company, or acting as an investment or financial advisor. The Federal Reserve, as a matter of policy, may require a bank holding company to be well capitalized at the time of filing an acquisition application and upon consummation of the acquisition. The Gramm-Leach-Bliley Act (the “GLB Act”) allows bank holding companies that are in compliance with certain requirements to elect to become “financial holding companies.” Financial holding companies may engage in a broader range of activities than is permitted for bank holding companies. At this time, PrivateBancorp has not elected to become a financial holding company.

Redemptions. Under the BHC Act, bank holding companies are required to provide the Federal Reserve with prior written notice of any purchase or redemption of their outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding twelve months is equal to 10% or more of their consolidated net worth. The Federal Reserve may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violation any law, regulation, Federal Reserve order, or any condition imposed by or, written agreement with the Federal Reserve. This prior notice requirement does not apply to any bank holding company that meets certain well-capitalized and well managed standards and is not subject to any unresolved supervisory issues.

Tie-in Arrangements. Under the BHC Act and Federal Reserve regulations, we are prohibited from engaging in tie-in arrangements in connection with an extension of credit, lease, sale of property or furnishing of services. That means that, except with respect to traditional banking products, we may not condition a client’s purchase of one of our services on the purchase of another service.

Interstate Banking and Branching Legislation. Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Banking Act”), bank holding companies that are adequately capitalized and managed are allowed to acquire banks across state lines subject to certain limitations. States may prohibit interstate acquisitions of banks that have not been in existence for at least five years. The Federal Reserve is prohibited from approving an application for acquisition if the applicant controls more than 10% of the total amount of deposits of insured depository institutions nationwide. In addition, interstate acquisitions may also be subject to statewide concentration limits.

In addition, under the Interstate Banking Act, banks are permitted, under some circumstances, to merge with one another across state lines and thereby create a main bank with branches in separate states. Approval of interstate bank mergers is subject to certain conditions, including: adequate capitalization, adequate management, Community Reinvestment Act compliance and deposit concentration limits, compliance with federal and state antitrust laws and compliance with applicable state consumer protection laws. After establishing branches in a state through an interstate merger transaction, a bank may establish and acquire additional branches at any location in the state where any bank involved in the interstate merger could have established or acquired branches under applicable federal and state law.

Ownership Limitations. Under the Illinois Banking Act, any acquisition of PrivateBancorp stock that results in a change in control may require prior approval of the Illinois Department of Financial and Professional Regulation (the “IDFPR”). Under the Federal Change in Bank Control Act, a person may be required to obtain the prior regulatory approval of the Federal Reserve before acquiring the power to directly or indirectly control the management, operations or policies of PrivateBancorp or before acquiring control of 10% or more of any class of our outstanding voting stock.

Source of Strength. Under a longstanding policy of the Federal Reserve, PrivateBancorp is expected to act as a source of financial and managerial strength to our banking subsidiaries and to commit resources to support them. The Federal Reserve takes the position that in implementing this policy, it may require us to provide financial support when we otherwise would not consider ourselves able to do so.

Dividends. The Federal Reserve has issued a policy statement on the payment of cash dividends by bank holding companies. In the policy statement, the Federal Reserve expressed its view that a bank holding company generally should not maintain its existing rate of cash dividends on common stock unless the organization’s net income available to common stockholders over the last year has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition. The policy further provides that a bank holding company should not maintain a level of cash dividends for its stockholders that places undue pressure on the capital of the bank subsidiaries, or that can be funded only through additional borrowings or other arrangements that may undermine the bank holding company’s ability to serve as a source of strength to the bank subsidiaries. Additionally, the Federal Reserve possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to prohibit or limit the payment of dividends by banks and bank holding companies.

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

Bank Regulation

Our subsidiary banks, The PrivateBank – Chicago, The PrivateBank – Michigan, The PrivateBank – Georgia, The PrivateBank – Wisconsin, The PrivateBank – St. Louis, The PrivateBank – Kansas City (in organization) and The PrivateWealth Trust Company (in organization) are subject to extensive supervision and regulation by various federal and state authorities. Additionally, as an affiliate of our subsidiary banks, PrivateBancorp is also subject, to some extent, to regulation by these respective authorities.

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

The PrivateBank – Wisconsin is a national bank and is subject to supervision and examination by the Office of the Comptroller of the Currency (the “OCC”) and, to a lesser extent, by the FDIC. The PrivateBank – Wisconsin is a member of the FHLB of Chicago.

The PrivateBank – St. Louis is, and The PrivateBank – Kansas City (in organization) and The PrivateWealth Trust Company (in organization) will be, federal savings banks, subject to supervision and regulation by the Office of Thrift Supervision (the “OTS”) and, to a lesser extent, by the FDIC. The PrivateBank – St. Louis is a member of FHLB of Des Moines and may also be subject to examination by the FHLB of Des Moines. The PrivateWealth Trust Company (in organization), which will engage primarily in fiduciary activities, will also be subject to certain state laws pertaining to the conduct of fiduciary activities within a state.

Regulatory Approvals and Enforcement. Federal and state laws require banks to seek approval by the appropriate federal or state banking agency (or agencies) for any merger and/or consolidation by or with another depository institution, as well as for the establishment or relocation of any bank or branch office and, in some cases to engage in new activities or form subsidiaries.

Federal and state statutes and regulations provide the appropriate bank regulatory agencies with great flexibility and powers to undertake enforcement actions against financial institutions, holding companies or persons regarded as “institution affiliated parties.” Possible enforcement actions range from the imposition of a capital plan and capital directive to a cease and desist order, civil money penalties, receivership, conservatorship or the termination of deposit insurance.

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

Permissible Activities, Investments and Other Restrictions. Federal and state laws provide extensive limitations on the types of activities in which our subsidiary banks may engage and the types of investments they may make. For example, banks are subject to restrictions with respect to engaging in securities activities, real estate development activities and insurance activities and may invest only in certain types and amounts of securities and may invest only up to certain dollar amount thresholds in their premises.

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

Dividends. Federal and state laws restrict and limit the dividends our subsidiary banks may pay. Under the Illinois Banking Act, The PrivateBank – Chicago, while continuing to operate a banking business, may not pay dividends of an amount greater than its current net profits after deducting losses and bad debts. For the purpose of determining the amount of dividends that an Illinois bank may pay, bad debts are defined as debts upon which interest is past due and unpaid for a period of six months or more unless such debts are well secured and in the process of collection.

Under Georgia law, The PrivateBank – Georgia may not pay dividends if the bank is insolvent or if payment of the dividend would render the bank insolvent. Additionally, dividends may be paid only out of the bank’s retained earnings and may not be paid if the bank does not have the paid-in capital and appropriated retained earnings required by statute. Moreover, to ensure the bank maintains an adequate capital structure, dividends may not be paid without the prior approval of the GDBF if the dividends are in excess of specified amounts defined by regulation.

Under Michigan’s Banking Code of 1999, The PrivateBank – Michigan may not pay dividends unless the bank will have a surplus amounting to not less than 20% of its capital after the payment of the dividend. A dividend may be paid only out of net income then on hand and only after deducting the bank’s losses and bad debts.

As federally chartered savings banks, The PrivateBank – St. Louis, The PrivateBank – Kansas City (in organization) and The PrivateWealth Trust Company (in organization) may only pay dividends without prior approval of the OTS if each maintains the appropriate level of capital and the total amount of capital distributions for the applicable calendar year does not exceed the net income for that year to date plus retained net income for the preceding two years.

As a national bank, The PrivateBank – Wisconsin may not declare dividends in any year in excess of its net income for the year, plus the retained net income for the preceding two years, less any required transfers to the surplus account. Furthermore, the OCC may, after notice and opportunity for hearing, prohibit the payment of a dividend by a national bank if it determines that such payment would constitute an unsafe or unsound practice.

In addition to the foregoing, the ability of our subsidiary banks to pay dividends may be affected by the various minimum capital requirements and the capital and non-capital standards established under the Federal Deposit Insurance Corporation Improvements Act of 1991 (“FDICIA”), as described below.

Reserve Requirements. Our subsidiary banks are subject to Federal Reserve regulations requiring depository institutions to maintain non-interest-earning reserves against their transaction accounts. The first $9.3 million of a bank’s transaction accounts (subject to adjustments by the Federal Reserve) are exempt from the reserve requirements. The Federal Reserve regulations generally require 3% reserves on a bank’s transaction accounts totaling between $9.3 million and $43.9 million. For transaction accounts totaling over $43.9 million, Federal Reserve regulations require reserves of $1,038,000 plus 10% of the amount over $43.9 million.

Cross-Guaranty. Under the Federal Deposit Insurance Act, an insured institution that is commonly controlled with another insured institution shall generally be liable for losses incurred, or reasonably anticipated to be incurred, by the FDIC in connection with the default of such commonly controlled insured institution, or for any assistance provided by the FDIC to such commonly controlled institution, which is in danger of default.

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

FDICIA requires the federal banking regulators to take prompt corrective action with respect to depository institutions that fall below minimum capital standards and prohibits any depository institution from making any capital distribution that would cause it to be undercapitalized. Institutions that are not adequately capitalized may be subject to a variety of supervisory actions, including restrictions on growth, investment activities, capital distributions and affiliate transactions, and will be required to submit a capital restoration plan which, to be accepted by the regulators, must be guaranteed in part by any company having control of the institution (for example, the company or a stockholder controlling the company). In other respects, FDICIA provides for enhanced supervisory authority, including greater authority for the appointment of a conservator or receiver for critically undercapitalized institutions. The capital-based prompt corrective action provisions of FDICIA and its implementing regulations apply to FDIC-insured depository institutions. However, federal banking agencies have indicated that, in regulating bank holding companies, the agencies may take appropriate action at the holding company level based on their assessment of the effectiveness of supervisory actions imposed upon subsidiary insured depository institutions pursuant to the prompt corrective action provisions of FDICIA. State-chartered banks may also be subject to similar supervisory actions by their respective state banking agencies.

Insurance of Deposit Accounts. Under FDICIA, as FDIC-insured institutions, our subsidiary banks are required to pay deposit insurance premiums based on the risk they pose to the Deposit Insurance Fund (the “DIF”). The FDIC has authority to raise or lower assessment rates on insured deposits in order to achieve required ratios in the insurance fund and to impose special additional assessments. To determine an institution’s assessment rate, each insured institution is placed in one of four risk categories using a two-step process based on capital and supervisory information. First, each insured institution is assigned to one of the following three capital groups: “well capitalized,” “adequately capitalized” or “undercapitalized.” Each insured institution is then assigned one of three supervisory ratings: “A” (institutions with few minor weaknesses), “B” (institutions which demonstrate weaknesses which, if not corrected, could result in significant deterioration of the institution and increased risk of loss to DIF) and “C” (institutions that pose a substantial probability of loss to DIF unless effective corrective action is taken). Insured institutions classified as strongest by the FDIC are subject to the lowest insurance rate; insured institutions classified as weakest by the FDIC are subject to the highest insurance assessment rate.

During 2007, The PrivateBank – Chicago paid deposit insurance premiums in the aggregate amount of $553,000, The PrivateBank – St. Louis paid deposit insurance premiums in the aggregate amount of $328,000, The PrivateBank – Michigan paid deposit insurance premiums in the aggregate amount of $61,000, The PrivateBank – Georgia paid deposit insurance premiums in the aggregate amount of $131,000, and The PrivateBank – Wisconsin paid deposit insurance premiums in the aggregate amount of $58,000. Neither The PrivateBank – Kansas City nor The PrivateWealth Trust Company, both still in organization, paid deposit insurance premiums in 2007.

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

Community Reinvestment. Under the CRA, a financial institution has a continuing and affirmative obligation to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, or limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community. However, institutions are rated on their performance in meeting the needs of their communities. Performance is tested in three areas: (a) lending, to evaluate the institution’s record of making loans in its assessment areas; (b) investment, to evaluate the institution’s record of investing in community development projects, affordable housing, and programs benefiting low- or moderate-income individuals and business; and (c) service, to evaluate the institution’s delivery of services through its branches, ATMs and other offices. The CRA requires each federal banking agency, in connection with its examination of a financial institution, to assess and assign one of four ratings to the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by the institution, including applications for charters, branches and other deposit facilities, relocations, mergers, consolidations, acquisitions of assets or assumptions of liabilities, and savings and loan holding company acquisitions. The CRA also requires that all institutions make public disclosure of their CRA ratings. As a special purpose savings bank, The PrivateWealth Trust Company (in organization) will be exempt from CRA requirements.

The PrivateBank – Chicago, The PrivateBank – St. Louis, The PrivateBank – Michigan and The PrivateBank – Georgia have all been assigned a “satisfactory” rating at their most recent CRA examinations. The PrivateBank – Wisconsin and The PrivateBank – Kansas City (in organization) have not yet been examined for CRA.

Anti-Money Laundering and Bank Secrecy Act. Under the Bank Secrecy Act (“BSA”), a financial institution is required to have systems in place to detect certain transactions, based on the size and nature of the transaction. Financial institutions are generally required to report to the United States Treasury any cash transactions involving more than $10,000. In addition, financial institutions are required to file suspicious activity reports for transactions that involve more than $5,000 and which the financial institution knows, suspects or has reason to suspect involves illegal funds, is designed to evade the requirements of the BSA or has no lawful purpose. The USA PATRIOT Act of 2001 (the “PATRIOT Act”), which amended the BSA, contains anti-money laundering and financial transparency laws, as well as enhanced information collection tools and enforcement mechanisms for the U.S. government. The

PATRIOT Act provisions include the following: standards for verifying customer identification when opening accounts; rules to promote cooperation among financial institutions, regulators and law enforcement; and due diligence requirements for financial institutions that administer, maintain or manage certain bank accounts. Each of our banks is subject to BSA and PATRIOT Act requirements.

Compliance with Consumer Protection Laws. Our banks are subject to many state and federal statutes and regulations designed to protect consumers, such as, CRA, the Truth in Lending Act, the Truth in Savings Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Real Estate Settlement Procedures Act and the Home Mortgage Disclosure Act.

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

Qualified Thrift Lender Requirements. The PrivateBank – St. Louis is required, and The PrivateBank – Kansas City (in organization) and The PrivateWealth Trust Company (in organization) will be required, to meet qualified thrift lender (“QTL”) requirements. The Home Owners’ Loan Act requires savings institutions to meet a QTL test, under which the institution is required to either qualify as a “domestic building and loan association” under the Internal Revenue Code or maintain at least 65% of its “portfolio assets” (total assets less (1) specified liquid assets up to 20% of total assets; (2) intangibles, including goodwill; and (3) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least nine months out of each twelve-month period. A savings institution that fails the QTL test is subject to certain operating restrictions, such as restrictions on new investments, activities and branching.

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

The policy statement provides that to fulfill this responsibility, each institution should ensure controls are in place to consistently determine the ALLL is in accordance with GAAP, the institution’s stated policies and procedures, management’s best judgment and relevant supervisory guidance. Consistent with long-standing supervisory guidance, the policy states that institutions must maintain an ALLL at a level that is appropriate to cover estimated credit losses on individually evaluated loans determined to be impaired as well as estimated credit losses inherent in the remainder of the loan and lease portfolio. Estimates of credit losses should reflect consideration of all significant factors that affect the collectability of loans in the portfolio as of the evaluation date. Arriving at an appropriate allowance involves a high degree of management judgment and results in a range of estimated losses.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Company include, but are not limited to, fluctuations in market rates of interest and loan and deposit pricing in the Company’s market areas, the effect of continued margin pressure on the Company’s earnings, further deterioration in asset quality, insufficient liquidity/funding sources or the inability to obtain on terms acceptable to the Company the funding necessary to fund its loan growth, legislative or regulatory changes, adverse developments in the Company’s loan or investment portfolios, slower than anticipated growth of the Company’s business or unanticipated business declines, failure to get regulatory approval for a de novo federal savings bank in Kansas City or a limited purpose trust-only federal savings bank, competition, unforeseen difficulties in integrating new hires, failure to improve operating efficiencies through expense controls, and the possible dilutive effect of potential acquisitions, expansion or future capital raises. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. The Company assumes no obligation to update publicly any of these statements in light of future events unless required under the federal securities laws.

EXECUTIVE OFFICERS

The following persons serve as executive officers of PrivateBancorp:

Ralph B. Mandell (67) is Chairman and a co-founder of PrivateBancorp. Mr. Mandell has been a director since 1989 and is a director of all of the Company’s subsidiary banks. Mr. Mandell was Chairman, President and Chief Executive Officer of PrivateBancorp and The PrivateBank – Chicago until the recent succession of the Chief Executive Officer and President roles to Mr. Richman. Mr. Mandell continues in his role as chairman of the board of PrivateBancorp. Prior to establishing PrivateBancorp and The PrivateBank – Chicago, Mr. Mandell was the chief operating officer of First United Financial Services, Inc. from 1985 to 1989, and served as its president from 1988 to his departure in 1989. He also served as president of Oak Park Trust and Savings Bank, a subsidiary of First United, from 1985 until 1988, and prior thereto, from 1979 to 1985, was an executive vice president of Oak Park Trust and Savings Bank. First United, a company whose stock was traded on NASDAQ, was sold to First Chicago Corporation in 1987.

Larry D. Richman (55) joined PrivateBancorp on November 5, 2007 as President and Chief Executive Officer, and as Chairman, President and Chief Executive Officer of The PrivateBank – Chicago. Mr. Richman was previously President and Chief Executive Officer of LaSalle Bank, N.A. and President of LaSalle Bank Midwest N.A., which was sold to Bank of America Corporation on October 1, 2007. Mr. Richman began his career with American National Bank and joined Exchange National Bank in 1981, which merged with LaSalle Bank in 1990. As a member of LaSalle’s executive leadership team, Mr. Richman played a key role its growth from approximately $7 billion in total assets in 1990 to $120 billion in 2007.

C. Brant Ahrens (37) joined The PrivateBank – Chicago as Managing Director and Strategic Development Officer in October 2007. Prior to joining The PrivateBank, Mr. Ahrens was employed by LaSalle Bank, N.A. and was, at the time of his departure from LaSalle, Group Senior Vice President and head of the Financial Institutions Group.

Karen B. Case (49) joined The PrivateBank – Chicago on October 26, 2007 as President of Commercial Real Estate Banking. Ms. Case was previously executive vice president of the Commercial Real Estate Department at LaSalle Bank N.A., which she is credited with launching on behalf of LaSalle. Prior to joining LaSalle in 1992, Ms. Case established and managed the Midwest real estate lending operations for New York-based Marine Midland Bank.

Gary S. Collins (49) was recently promoted to President of The PrivateClients Group of The PrivateBank – Chicago offices, has been a Managing Director of The PrivateBank – Chicago since 1991, and was previously co-vice chairman of The PrivateBank – Chicago since 2001 to 2007. He is a director of The PrivateBank – Michigan. Prior to joining The PrivateBank, Mr. Collins served as senior vice president at First Colonial Bancshares of Avenue Bank of Oak Park and, prior thereto, as senior vice president of First Chicago Bank of Oak Park, formerly known as Oak Park Trust and Savings Bank.

Bruce R. Hague (53) joined The PrivateBank – Chicago on October 29, 2007 as the President of National Commercial Banking. Prior to joining The PrivateBank, Mr. Hague dedicated more than 15 years of service to LaSalle Bank, N.A., where he ultimately became executive vice president of National Commercial Banking, responsible for 23 regional banking offices, including all commercial regional offices located throughout the United States, and International Corporate Banking.

Wallace L. Head (57) joined The PrivateBank – Chicago in December 2004 and is President and Chief Executive Officer of The PrivateWealth Group. He also is a director of The PrivateBank – Chicago and serves as chairman of its Trust Committee. Mr. Head served as the president and chief operating officer of Family Office Exchange LLC from 2002 until joining PrivateBancorp. Prior thereto, Mr. Head held senior positions with investment management and professional service firms, including Arthur Andersen & Co. where he was a tax partner and national director of individual tax and advisory services.

Dennis L. Klaeser (50) has been Chief Financial Officer of PrivateBancorp and The PrivateBank – Chicago since April 2003, and a director of The PrivateBank – Wisconsin since 2005. Prior to his employment with PrivateBancorp, Mr. Klaeser was a research analyst with Robert W. Baird & Co. since 2002. From 2000 until 2002, he was managing director and head of the U.S. Financial Institutions Group at Andersen Corporate Finance, a division of Arthur Andersen, LLP. Prior thereto, Mr. Klaeser was an investment banker with First Union Securities, Inc. and its predecessor companies.

Bruce S. Lubin (54) joined The PrivateBank – Chicago on October 24, 2007 as President of Illinois Commercial Banking. He was previously executive vice president of the Illinois Commercial Banking Group at LaSalle Bank N.A. Mr. Lubin was employed by LaSalle since 1990, when LaSalle acquired The Exchange National Bank of Chicago, and he was an employee of Exchange beginning in 1984.

Joan A. Schellhorn (59) is Chief Human Resources Officer of PrivateBancorp and The PrivateBank – Chicago as of October 1, 2007. She was previously senior vice president and human resources business partner supporting the commercial banking and global securities and trust services business units at LaSalle Bank N.A.

John B. (“Jay”) Williams (56) has been a director since April 2004 and serves as Chief Operating Officer for PrivateBancorp as well as Chief Executive Officer of The PrivateBank – Wisconsin. Prior to joining The PrivateBank, Mr. Williams was employed by U.S. Bank where he was president of U.S. Bank Wisconsin from 2000 through 2003.

Kevin J. Van Solkema (47) was hired as Chief Risk Officer for PrivateBancorp in January 2008. He was previously employed by LaSalle Bank, N.A., as Deputy Chief Credit Officer. March through the middle of June 2007, Mr. Van Solkema was employed by CitiMortgage before rejoining LaSalle Bank. In April 2004, Mr. Van Solkema was appointed head of consumer risk management for ABN AMRO North America/LaSalle Bank, which included responsibility for all credit and operational risk management activities for ABN AMRO Mortgage Group, as well as LaSalle Bank’s consumer lending and portfolio mortgage units. Mr. Van Solkema was head of risk management at Michigan National Bank prior to it being acquired by LaSalle in 2001.

Christopher J. Zinski (45) has been General Counsel and Corporate Secretary of PrivateBancorp and The PrivateBank – Chicago since September 2006. Prior to his employment with PrivateBancorp, he was a partner in the law firm of Schiff Hardin LLP where he was the head of the firm’s Financial Institutions practice and a member of the Corporate and Securities Group. Mr. Zinski also is a Certified Public Accountant.

ITEM 1A.	RISK FACTORS

Our business, financial condition and results of operations are subject to various risks, including those discussed below, which may affect the value of our securities. The risks discussed below are those that we believe are the most significant risks, although additional risks not presently known to us or that we currently deem less significant may also adversely affect our business, financial condition and results of operations, perhaps materially. In determining our most significant risks, we consider the probability of the event occurring that is the subject matter of the risk and the material effect that event, if it were to occur, would likely have on our business, financial condition and future prospects. We make this determination using our best judgment. Before making an investment decision to purchase, sell or hold our securities, you should carefully consider the risks and uncertainties described below, together with all of the other information included or incorporated by reference in this report. See “Cautionary Statement Regarding Forward-Looking Information” on page 20.

We may not be able to implement aspects of our Strategic Growth Plan.

In the fourth quarter of 2007, we announced the implementation of our new Strategic Growth Plan, which included the hiring of our new President and CEO, Larry D. Richman in November, as well as the hiring of a significant number of senior commercial bankers and other employees, which significantly expanded the size and scope of the Company, particularly in our Chicago offices. Our growth strategy contemplates substantial organic growth, including the further expansion of our business and operations, the hiring of additional personnel, the addition of new and enhanced product lines and services, the establishment of additional banking offices, and the possible acquisition of other banks or banking offices in our existing or in new metropolitan markets in the United States. Implementing our growth strategy depends in part on our ability to successfully identify and capture new business, clients, market share and potential acquisition opportunities in both our existing and new markets. To successfully grow our business, we must also be able to correctly identify and capture profitable client relationships and generate enough additional revenue to offset the compensation and other operating costs associated with the expansion in the size and scope of the Company. Moreover, as we open new offices we must be able to attract the necessary relationships to make these new offices cost-effective. It is likely that the costs associated with future organic expansion or future acquisitions, including compensation-related expenses, will have an adverse effect on our earnings per share. To the extent we hire new banking officers, undertake de novo banking office or business development office formations, our level of reported net income, return on average equity and return on average assets will be affected by overhead expenses associated with such hiring and operation, or start-up costs, the profitability of which will also depend on the time lag of establishing new banking relationships, originating loans, and building core deposits as well as the increase in our allowance for loan losses that occurs as we grow our loan portfolio. We are likely to experience the effects of higher expenses relative to operating income from any new operation and the expansion of our employee base. These expenses may be higher than we expected, and it may take longer than expected for new hires and new offices to reach profitability. In addition, we cannot be sure that we will be able to identify suitable opportunities for further growth and expansion, or that if we do, that we will be able to successfully integrate these new operations into our business. If we are unable to effectively implement our growth strategies, our business may be adversely affected.

Our growth and expansion may strain our ability to manage our operations and our financial resources.

Our financial performance and profitability depend on our ability to execute our Strategic Growth Plan. This continued growth, however, may present operating and other challenges that could adversely affect our business, financial condition, results of operations and cash flows.

Our growth will also place a strain on our infrastructure, including administrative, operation and financial resources and increased demands on our systems and controls. Accordingly, our growth will require continued enhancements to and expansion of our operating and financial systems and controls and may strain or significantly challenge them. The process of integrating our new personnel, as well as consolidating the businesses and implementing the strategic integration of any acquired or newly-established banking offices and businesses with our existing business, may take a significant amount of time. It may also place additional strain on our existing personnel and resources and require us to incur substantial expenses. We cannot assure you that we will be able to manage our organic growth or effectively integrate any businesses we acquire or establish successfully or in a timely manner, or that we will be able to effectively enhance our infrastructure in order to be able to support our continued growth. In order to continue to grow, we will also need to hire additional qualified personnel. We cannot assure you that we will be successful in attracting, integrating and retaining such personnel.

We may not be able to access sufficient and cost-effective sources of liquidity necessary to fund our continued and anticipated balance sheet growth.

We depend on access to a variety of funding sources, including deposits, to provide sufficient capital resources and liquidity to meet our commitments and business needs and to accommodate the transaction and cash management needs of our clients, including funding our loan growth. Currently, our primary sources of liquidity are our clients’ deposits, as well as brokered deposits, federal funds borrowings, Federal Home Loan Bank advances, proceeds from the sale of investment securities, proceeds from the sale of additional equity or trust preferred securities and subordinated debt, and amounts available under our existing credit facility. Our Strategic Growth Plan anticipates continued robust loan growth, especially in commercial loans. To the extent our deposit growth is not commensurate with or lags significantly behind our loan growth, we may not be able to fund this growth, or may need to access alternative, more expensive funding sources, including increasing our reliance on brokered deposits. Alternatively, if additional cost-effective funding is not available on terms satisfactory to us or at all, we may need to curtail our loan growth, which could adversely affect our result of operations and earnings.

We will need to raise additional capital in order to fund our growth and remain well-capitalized.

Our ability to raise additional capital to support our growth and meet minimum regulatory capital requirements at the holding company and at each of our bank subsidiaries is dependent on us being able to efficiently and cost-effectively access the capital markets. Accordingly, we must be able to issue additional equity securities, trust preferred securities and/or debt when and in the amounts we deem necessary, and there must be ready purchasers of our securities willing to invest in the Company. Furthermore, events or circumstances in the capital markets generally that are beyond the Company’s control may adversely affect our capital costs and our ability to raise capital at any given time. Our inability to raise additional capital on terms satisfactory to us or at all may affect our ability to grow the Company and would adversely affect our financial condition and results of operations.

Our allowance for loan losses may be insufficient to absorb losses in our loan portfolio.

Lending money is a substantial part of our business. Every loan we make carries a certain risk of non-payment. This risk is affected by, among other things:

•	the credit risks posed by the particular borrower;

•	changes in economic and industry conditions;

•	the duration of the loan; and

•	in the case of a collateralized loan, the changes and uncertainties as to the future value of the collateral.

We maintain an allowance for loan losses sufficient to absorb credit losses inherent in our loan portfolio. The allowance for loan losses represents our estimate of probable losses in the portfolio at each balance sheet date and is supported by all available and relevant information. The allowance contains provisions for probable losses that have been identified relating to specific borrowing relationships, as well as probable losses inherent in the loan portfolio and credit undertakings that are not specifically identified. Loan quality is continually monitored by management and reviewed by committees of the Boards of Directors of the Company and the banks on a quarterly basis. The amount of additions to the allowance for loan losses, which is charged to earnings through the provision for loan losses, is determined based on a variety of factors, including:

•	assessment of the credit risk of the portfolio,

•	evaluation of loans classified as special mention, sub-standard and doubtful,

•	delinquent loans,

•	evaluation of current economic conditions in the market area,

•	actual charge-offs during the year,

•	historical loss experience, and

•	industry loss averages

As a percentage of total loans, the allowance was 1.17% at December 31, 2007, compared to 1.09% at December 31, 2006. Over the past year, we increased our allowance as a percentage of total loans based on management’s analysis of our credit quality, including a significant increase in non-performing loans, and other factors. Our regulators review the adequacy of our allowance and, through the examination process, have authority to compel us to increase our allowance even if we believe it is adequate. We cannot predict whether our regulators would ever compel us to increase our allowance. Although we believe our loan loss allowance is adequate to absorb probable and reasonably estimable losses in our loan portfolio, the allowance may not be adequate. If our actual loan losses exceed the amount that is anticipated, our earnings could suffer.

We may be adversely affected by interest rate changes.

Our operating results are largely dependent on our net interest income. Fluctuations in interest rates may significantly affect our net interest income, which is the difference between the interest income earned on earning assets, usually loans and investment securities, and the interest expense paid on deposits and borrowings. The interest rate environment over the last year has continued to compress our net interest margin. Over the long term, we expect our net interest margin to benefit during a rising rate environment and alternatively, if market rates decrease, we expect our net interest margin to continue to decrease. We are unable to predict fluctuations in interest rates, which are affected by factors including: monetary policy of the Federal Reserve Board, inflation or deflation; recession; unemployment rates; money supply; domestic and foreign events; and instability in domestic and foreign financial markets.

As a continuing part of our financial strategy, we attempt to manage the effect of fluctuations in market interest rates on our net interest income. This effort entails providing a reasonable balance between interest rate risk, credit risk, liquidity risk and maintenance of yield. Our asset/liability management policy is established by the investment committee of our Board of Directors and is monitored by management. Our asset/liability management policy sets standards within which we are expected to operate. These standards include guidelines for exposure to interest rate fluctuations, liquidity, loan limits as a percentage of funding sources, exposure to correspondent banks and brokers, and reliance on non-core deposits. Our asset/liability policy may not be able to prevent changes in interest rates from having a material adverse effect on our results of operations and financial condition.

Our owner-occupied commercial real estate, construction, and commercial real estate loans generally involve higher principal amounts than our other loans, and repayment of these loans may be dependent on factors outside our control or the control of our borrowers.

At December 31, 2007, our owner-occupied commercial real estate, construction and commercial real estate loans totaled $483.9 million, $613.5 million, and $1.6 billion, respectively, or 12%, 15% and 38%, respectively, of our total loan portfolio. The repayment of these loans generally is dependent, in large part, on the cost and time frame of constructing or improving a property, successful sale or leasing of the property, availability of permanent financing, or the successful operation of a business occupying the property. These loans may be more adversely affected by general conditions in the real estate markets or in the local economy where the borrower’s business is located. For example, if the cash flow from a borrower’s project is reduced due to leases not being obtained or renewed, that borrower’s ability to repay the loan may be impaired. Many construction and commercial real estate loan principal payments are not fully amortized over the loan period, but have balloon payments due at maturity. A borrower’s ability to make a balloon payment typically will depend on its ability to either refinance the loan or complete a timely sale of the underlying property, which may be more difficult in an environment of declining property values and/or increasing interest rates.

We must be able to successfully integrate our new hires and maintain a cohesive culture in order for our management team to be effective.

Since September 30, 2007, we have hired a substantial number of senior commercial banking officers and other professionals as we have implemented our Strategic Growth Plan. We must be able to integrate these new hires with our existing management and into The PrivateBank culture in order to successfully build a cohesive management team to fully realize the goals of our Strategic Growth Plan. The inability to manage the social and cultural issues involved in this integration could adversely affect our ability to successfully re-align and grow our business as anticipated, and could cause us to incur additional cost and expense as a result of management’s time and focus being diverted toward resolving any such issues.

We rely on the services of third parties to provide services that are integral to our operations.

We rely on third-party service providers to support our operations. In particular, in our wealth management business, we have not, in the past, provided investment management services directly through our own personnel. Rather, we have relied, and continue to rely, upon selected outside investment managers to provide investment advice and asset management services to our clients. We cannot be sure that we will be able to maintain these arrangements on favorable terms. Also, many of the investment managers with whom we work are affiliated with our competitors in the financial services field. We cannot be sure that our investment managers will continue to work with us in these arrangements or that our clients will continue to utilize the services of these investment managers through us, rather than directly from the investment management firms themselves. The loss of any of these outside investment managers may affect our ability to provide our clients with quality service or certain types of portfolio management without incurring the cost of replacing them. We also are dependent on third-party service providers for data processing and other information processing systems that support our day-to-day banking, investment, and trust activities and on third-party providers of products and services on a private label basis that are integral to our banking relationship with our clients. Any disruption in the services provided by these third parties could have an adverse effect on our operations and our ability to meet our clients’ needs.

The loss of key managing directors may adversely affect our operations.

We are a relationship-driven organization. Our growth and development to date have resulted in large part from the efforts of our managing directors who have primary contact with our clients and are extremely important in maintaining personalized relationships with our client base, which is a key aspect of our business strategy and in increasing our market presence. The loss of one or more of these key employees could have a material adverse effect central to our operations if remaining managing directors are not successful in retaining client relationships of a departing managing director.

We have entered into employment contracts with Ralph B. Mandell, our Chairman, Larry D. Richman, our President and Chief Executive Officer, and numerous other executive officers and managing directors. Despite these agreements, there can be no assurance that any of these individuals will decide to remain employed by us or that our business will be protected by various covenants not to compete or covenants not to solicit our clients that are contained in these agreements.

Our future success is dependent on our ability to compete effectively in the highly competitive banking industry.

We face substantial competition in all phases of our operations from a variety of different competitors. Our future growth and success will depend on our ability to compete effectively in this highly competitive environment. To date, we have grown our business successfully by focusing on our target markets and clientele and emphasizing consistent delivery of the high level of service and responsiveness desired by our clients. We compete for loans, deposits, wealth management and other financial services in our geographic markets with other commercial banks, thrifts, credit unions and brokerage firms operating in the markets we serve. Many of our competitors offer products and services which we do not, and many have substantially greater resources, name recognition and market presence that benefit them in attracting business. In addition, larger competitors may be able to price loans and deposits more aggressively than we do. Also, technological advances and the continued growth of internet-based banking and financial services have made it possible for non-depositary institutions to offer a variety of products and services competitive with certain areas of our business. As we have grown, we have become increasingly dependent on outside funding sources, including brokered deposits, where we face nationwide competition. Some of the financial institutions and financial services organizations with which we compete are not subject to the same degree of regulation as is imposed on bank holding companies, federally insured, state-chartered banks, federal savings banks, and national banks. As a result, these nonbank competitors have certain advantages over us in accessing funding and in providing various products and services.

Our success in this competitive environment requires consistent investment of capital and human resources. This investment is directed at generating new products and services, and adapting existing products and services to the evolving standards and demands of our clients. Among other things, this helps us maintain a mix of products and services that keeps pace with our competitors and achieves acceptable margins, an important strategic goal. This investment also focuses on enhancing the delivery of our products and services in order to compete successfully for new clients or additional business from existing clients, and includes investment in technology. Falling behind our competition in any of these areas could adversely affect our business opportunities and growth, which, in turn, could have a material adverse effect on our financial condition and results of operations.

PrivateBancorp relies on dividends from its subsidiaries for most of its revenues.

PrivateBancorp is a separate and distinct legal entity from its subsidiaries. It receives substantially all of its revenue from dividends from its subsidiaries. These dividends are the principal source of funds to pay dividends on the Company’s common stock and interest and principal on its debt. Various federal and state laws and regulations limit the amount of dividends that the banks and certain non-bank subsidiaries may pay to the holding company. In the event the banks are unable to pay dividends to PrivateBancorp, it may not be able to service its debt, pay obligations or pay dividends on the Company’s common stock. The inability to receive dividends from the banks could have a material adverse effect on the Company’s business, financial condition and results of operations. See “Supervision and Regulation.”

Our ability to maintain a competitive advantage as a premier middle-market commercial bank is highly dependent on our reputation.

Our clients trust The PrivateBank to deliver superior, highly-personalized financial service with the highest standards of ethics, performance, professionalism and compliance. Damage to our reputation could undermine the confidence of our current and potential clients in our ability to service them, as well as the confidence of counterparties, business partners and our stockholders in the Company, and ultimately affect our ability to manage our balance sheet or effect transactions. The maintenance of our reputation depends not only on our success in controlling and mitigating the various risks described above, but also on our success in identifying and appropriately addressing issues that may arise in areas such as potential conflicts of interest, anti-money laundering, client personal information and privacy issues, record-keeping, regulatory investigations and any litigation that may arise from the failure or perceived failure of the Company to comply with legal and regulatory requirements.

Our accounting policies and methods are critical to how we report our financial condition and results of operations. They require management to make estimates about matters that are uncertain.

Accounting policies and methods are fundamental to how we record and report the financial condition and results of operations. Management must exercise judgment in selecting and applying many of these accounting policies and methods so they comply with generally accepted accounting principles.

Management has identified certain accounting policies as being critical because they require management’s judgment to ascertain the valuations of assets, liabilities, commitments and contingencies. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset, or reducing a liability. We have established detailed policies and control procedures that are intended to ensure these critical accounting estimates and judgments are well controlled and applied consistently. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. Because of the uncertainty surrounding our judgments and the estimates pertaining to these matters, we cannot guarantee that we will not be required to adjust accounting policies or restate prior period financial statements. See the “Critical Accounting Policies” section in the MD&A and Note 1, “Basis of Presentation and Summary of Significant Accounting Principles,” to the Consolidated Financial Statements in this report for more information.

Changes in our accounting policies or in accounting standards could materially affect how we report our financial results and condition.

From time to time, the Financial Accounting Standards Board (“FASB”) and SEC change the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in the restatement of prior period financial statements.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company’s executive offices are located in the central business and financial district of Chicago. Our managing directors are strategically located in 20 banking locations in addition to the offices of Lodestar and The PrivateBank Mortgage Company, both located in downtown Chicago. Business development offices located in Cleveland, Ohio and Minneapolis, Minnesota were opened during the first quarter 2008. All of the spaces are leased with the exception of the St. Charles location, which is owned by PrivateBancorp. We have a variety of renewal options for each of our properties and certain rights to secure additional space. Following is an overview of each of our geographic markets and our office locations within these markets:

•	Chicago—We have eight offices in the Chicago metropolitan area. These offices are located in downtown Chicago and Chicago’s Gold Coast neighborhood; in the affluent North Shore communities of Wilmette, Skokie and Lake Forest; in Oak Brook, centrally located in the west suburban DuPage County; and in St. Charles and Geneva, in the far western Fox Valley area.

•	St. Louis—We have two offices in the St. Louis metropolitan area. These offices are located in the near west suburban area of St. Louis, which is the leading business center of the metropolitan area, in the western suburb of Chesterfield, which is a newer business, shopping, and residential area, and in Kansas City, Missouri.

•	Wisconsin—We have one office in downtown Milwaukee.

•	Michigan—We have three offices in the Detroit metropolitan area. These offices are located in the north suburban Detroit communities of Bloomfield Hills, Grosse Pointe and Rochester, Michigan.

•	Georgia—We have three offices in the Atlanta metropolitan area. These offices are located in the Buckhead area of Atlanta, which is a high growth business, shopping, and residential district of Atlanta, and the north suburban communities of Norcross and Alpharetta, Georgia. We acquired the Buckhead and Norcross offices on December 13, 2006 when we completed our acquisition of Piedmont Bancshares, Inc. and its subsidiary bank, Piedmont Bank of Georgia. Subsequent to the acquisition, The PrivateBank – Georgia established its third office in Alpharetta.

ITEM 3.	LEGAL PROCEEDINGS

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

Our common stock is listed on the NASDAQ Global Select Market under the symbol “PVTB.” As of February 27, 2008, we had approximately 478 holders of record of our common stock. The table below sets forth the intra-day high and low sale prices of our common stock as reported by NASDAQ for the periods indicated.

	High	Low

2007
First Quarter	$42.51	$34.22
Second Quarter	36.88	26.64
Third Quarter	37.49	25.41
Fourth Quarter	34.79	25.86

2006
First Quarter	$41.53	$34.82
Second Quarter	45.78	39.70
Third Quarter	47.51	39.76
Fourth Quarter	46.12	39.44

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

Cash Dividends
Per Share

2007
First Quarter	$0.075
Second Quarter	0.075
Third Quarter	0.075
Fourth Quarter	0.075

2006
First Quarter	$0.060
Second Quarter	0.060
Third Quarter	0.060
Fourth Quarter	0.060

The following table provides information about purchases by the Company during the quarter ended December 31, 2007 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

				(c)		(d)
				Total Number of Shares		Maximum Number of
	(a)		(b)	Purchased as part of		Shares that may be
	Total Number of		Average Price	publicly announced		purchased under the
Period	Shares Purchased		paid per Share	Plans or Programs		Plans/Program(2)(3)

10/01/07-10/31/07	—		—	—		286,800
11/01/07-11/30/07	—		—	—		286,800
12/01/07-12/31/07	2,702	(1)	$31.19	2,702	(1)	286,800

Total	2,702	(1)	$31.19	2,702	(1)	286,800

(1)	Represents shares acquired by the Company in payment of the exercise price and/or withholding taxes in connection with the exercise of certain employee/director stock options.

(2)	On July 25, 2001, the Company’s Board of Directors approved the repurchase by the Company of up to an aggregate of 231,192 shares of its common stock. Subsequently on March 7, 2007, the Board of Directors approved the repurchase of a total aggregate of 500,000 shares by the Company. Unless terminated or amended earlier by the Board of Directors, this authorization will expire when the Company has repurchased all 500,000 shares authorized for issuance.

(3)	Does not include shares reacquired by the Company in payment of the exercise price and/or withholding taxes in connection with the exercise of certain employee/director stock options.

Stock Performance Graph

The graph below compares the cumulative total stockholder returns on the common stock of the Company for the period beginning December 31, 2002 and ending December 31, 2007, with the cumulative total return on the Russell 2000 Index and a peer group index, the CRSP Index for NASDAQ Bank Stocks, over the same period, assuming the investment of $100.00 in the Company’s common stock, the Russell 2000 Index and the CRSP Index for NASDAQ Bank Stocks on December 31, 2002, and the reinvestment of all dividends.

Compare Cumulative Total Return Among
PrivateBancorp, Inc., Russell 2000 Index and NASDAQ Bank Index

Assumes $100 Invested on December 31, 2002
Assumes Dividends Reinvested through Fiscal Year Ended December 31, 2007

	Period Ending
Index	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07

PrivateBancorp, Inc.	$100.00	$180.38	$257.79	$286.02	$336.68	$266.45
NASDAQ Bank Index	100.00	129.93	144.21	137.97	153.15	119.35
Russell 2000 Index	100.00	147.25	174.24	182.18	215.64	212.26

ITEM 6.	SELECTED FINANCIAL DATA

Set forth below is our summary consolidated financial information and other financial data (in thousands, except common share data). This information should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data”.

	Year Ended December 31,
	2007	2006(1)	2005(1)	2004(2)	2003
	(dollars in thousands, except per share data)

Selected Statement of Income Data:
Interest income:
Loans, including fees	$282,979	$228,816	$139,613	$79,499	$62,793
Securities	23,934	27,773	36,431	33,571	24,633
Federal funds sold and interest-bearing deposits	1,011	722	500	40	68

Total interest income	307,924	257,311	176,544	113,110	87,494

Interest expense:
Interest-bearing demand deposits	1,959	1,744	864	548	553
Savings and money market deposit accounts	68,446	55,193	30,562	12,462	6,425
Brokered deposits and other time deposits	83,640	65,474	31,223	17,960	16,934
Funds borrowed	19,393	11,093	13,367	6,659	4,502
Junior Subordinated deferrable interest Debentures held by trusts that issued guaranteed capital debt securities	6,364	6,333	4,128	1,939	1,940

Total interest expense	179,802	139,837	80,144	39,568	30,354

Net interest income	128,122	117,474	96,400	73,542	57,140
Provision for loan losses	16,934	6,836	6,538	4,399	4,373

Net interest income after provision for loan losses	111,188	110,638	89,862	69,143	52,767

Non-interest income:
The PrivateWealth Group fee revenue	16,188	13,855	9,945	8,316	6,630
Mortgage banking income	4,528	3,339	3,886	2,856	3,474
Other income	5,210	6,278	4,276	3,029	2,323
Securities gains (losses)	348	(374)	499	968	1,759
Gains (losses) on interest rate swap	—	64	404	(870)	(238)

Total non-interest income	26,274	23,162	19,010	14,299	13,948

Non-interest expense:
Salaries and employee benefits	71,219	43,930	36,311	28,545	22,859
Occupancy expense, net	13,204	9,755	7,517	5,671	5,564
Data processing	4,206	3,316	2,832	2,009	1,528
Marketing	6,099	4,291	3,549	2,521	2,527
Professional fees	11,876	6,813	4,551	4,323	4,085
Wealth management fees	3,432	2,665	1,079	731	587
Amortization of intangibles	966	628	411	168	168
Insurance	1,937	1,319	1,095	919	700
Other operating expenses	9,470	6,349	5,341	3,305	4,129

Total non-interest expense	122,409	79,066	62,686	48,192	42,147

Minority interest expense	363	330	307	270	193

Income before income taxes	14,690	54,404	45,879	34,980	24,375

Income tax provision	2,883	16,558	14,965	9,647	6,628

Net income	$11,807	$37,846	$30,914	$25,333	$17,747

Preferred stock dividend	107	—	—	—	—

Net Income available to common stockholders	$11,700	$37,846	$30,914	$25,333	$17,747

Per Share Data(2):
Basic earnings	$0.54	$1.83	$1.53	$1.29	$1.05
Diluted earnings	0.53	1.76	1.46	1.22	0.99
Dividends	0.30	0.24	0.18	0.12	0.08
Book value (at end of period)	16.89	13.83	11.64	9.85	8.74

	Year Ended December 31,
	2007	2006(1)	2005(1)	2004(2)	2003
	(dollars in thousands, except per share data)

Selected Financial Condition Data (at end of period):
Total securities(3)	$538,730	$496,782	$695,151	$763,985	$669,262
Total loans	4,177,795	3,499,988	2,608,067	1,653,363	1,224,657
Total assets	4,990,205	4,264,424	3,500,341	2,538,665	1,986,915
Total deposits	3,761,138	3,551,013	2,823,382	1,872,635	1,547,359
Funds borrowed	560,809	281,733	296,980	414,519	219,563
Junior subordinated deferrable interest debentures held by trusts that issued guaranteed capital debt securities	101,033	101,033	101,033	20,000	20,000
Total stockholders’ equity	500,793	297,124	238,629	196,921	168,947
Wealth management assets under management	3,361,171	2,902,205	2,436,766	1,727,479	1,494,881
Selected Statements of Income Data:
Net interest income	$128,122	$117,474	$96,400	$73,542	$57,140
Net revenue(4)(11)	158,670	145,207	119,917	92,222	74,222
Income before taxes	14,690	54,404	45,879	34,980	24,375
Net income	11,807	37,846	30,914	25,333	17,747
Selected Financial Ratios and Other Data:
Performance Ratios:
Net interest margin(5)(11)	3.17%	3.46%	3.57%	3.67%	3.66%
Net interest spread(6)	2.72	3.01	3.21	3.40	3.46
Non-interest income to average assets	0.59	0.63	0.65	0.64	0.80
Non-interest expense to average assets	2.75	2.14	2.11	2.17	2.43
Net overhead ratio(7)	2.16	1.51	1.47	1.53	1.63
Efficiency ratio(8)(11)	77.15	54.45	52.37	52.26	56.78
Return on average assets(9)	0.27	1.02	1.04	1.14	1.02
Return on average equity(10)	3.73	15.45	14.33	13.86	14.17
Fee income to total revenue(12)	16.83	16.65	15.81	16.18	17.86
Dividend payout ratio	59.84	13.49	12.06	9.57	7.94
Asset Quality Ratios:
Non-performing loans to total loans	0.93%	0.25%	0.04%	0.15%	0.09%
Non-accrual loans to total loans	0.93	0.11	0.03	0.07	0.00
Allowance for loan losses to:
Total loans	1.17	1.09	1.13	1.15	1.23
Non-performing loans	125	380	2,201	751	1,343
Net charge-offs (recoveries) to average total loans	0.17	0.03	(0.01)	0.04	0.08
Non-performing assets to total assets	0.97	0.23	0.04	0.10	0.06
Balance Sheet Ratios:
Loans to deposits	111.1%	98.6%	92.4%	88.3%	79.1%
Average interest-earning assets to average interest-bearing liabilities	110.3	111.5	112.6	114.1	110.5
Capital Ratios:
Average equity to average assets	7.12%	6.63%	7.22%	8.23%	7.22%
Total risk-based capital ratio	14.20	10.36	10.65	11.46	12.86
Tier 1 risk-based capital ratio	11.39	8.06	8.61	10.40	11.73
Leverage ratio	10.93	7.51	7.18	7.83	8.36

(1)	Financial results of The PrivateBank – Georgia in 2006 are from the date of acquisition, December 13, 2006, and the financial results of The PrivateBank – Michigan in 2005 are from the date of acquisition, June 20, 2005.

(2)	All previously reported share and per share data has been restated to reflect the 2-for-1 stock split which occurred on May 31, 2004.

(3)	For all periods, our debt securities portfolio was classified “Available-for-sale.” FHLB stock is an equity investment also included in the securities line.

(4)	The sum of net interest income, on a tax equivalent basis, plus non-interest income.

(5)	Net interest income, on a tax equivalent basis, divided by average interest-earning assets.

(6)	Tax equivalent yield on average interest-earning assets less rate on average interest-bearing liabilities.

(7)	Non-interest expense less non-interest income divided by average total assets.

(8)	Non-interest expense divided by the sum of net interest income, on a tax equivalent basis, plus non-interest income.

(9)	Net income divided by average total assets.

(10)	Net income divided by average common equity.

(footnotes continued on next page)

(11)	We adjust GAAP reported net interest income by the tax equivalent adjustment amount (assuming a 35% tax rate) to account for the tax attributes on federally tax exempt municipal securities. For GAAP purposes, tax benefits associated with federally tax-exempt municipal securities are recorded as a benefit in income tax expense. The following table reconciles reported net interest income to net interest income on a tax equivalent basis for the periods presented:

	Reconciliation of net interest income to net
	interest income on a tax equivalent basis
	For The Year Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands)

Net interest income	$128,122	$117,474	$96,400	$73,542	$57,140
Tax equivalent adjustment to net interest income	4,274	4,571	4,507	4,381	3,134

Net interest income, tax equivalent basis	$132,396	$122,045	$100,907	$77,923	$60,274

(12)	Wealth management, mortgage banking and other income as a percentage of the sum of net interest income and wealth management, mortgage banking and other income.

Note: All previously reported data has been restated to reflect the adoption of SFAS No. 123(R), “Share Based Payment” using the Modified-Retrospective-Transition method.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We implemented our Strategic Growth Plan in the fourth quarter 2007, which resulted in substantial charges in the quarter and a substantial increase in our ongoing operating expenses. Accordingly, when comparing our results of operations for 2007 to 2006, the costs incurred in connection with the Plan, which affected almost every category of non-interest expense, need to be considered. Going forward, we expect our consolidated balance sheet and statement of income to change dramatically as we execute our Strategic Growth Plan. Some of this evolution is already apparent.

•	Our loan portfolio increased $440.3 million during the fourth quarter of 2007, and we expect to continue to experience strong loan growth for the foreseeable future.

•	We expect to diversify our loan portfolio over time by increasing the volume of commercial loans we make and thereby creating more balance between our commercial real estate portfolio and our commercial loan portfolio.

•	We expect to experience a shift in our deposit mix as we develop new client relationships. We expect to substantially increase transaction accounts and other short-term deposit balances from our growing middle-market client base. We also expect to develop relationships with certain institutions who may direct substantial deposits to us.

•	We are focused on funding our loan growth with core deposits; however as deposit growth lags loan growth, we intend to fund current growth using brokered deposits and other sources of wholesale funding.

•	We are enhancing our infrastructure to support the growth we expect in our organization and this entails adding additional key personnel, investing in technology and modifying systems as necessary.

We are executing our Strategic Growth Plan in a difficult operating environment for banks, and PrivateBancorp was not immune to the challenging credit market during 2007. Non-performing asset levels and loan charge-offs were higher in 2007 than in prior periods, resulting in an increase in our allowance for loan losses. Compared to peer-levels, however, our net charge offs to average total loans remained low at 0.17% for the year ended December 31, 2007 compared to 0.03% for the prior year period. We anticipate further adding to our allowance given anticipated strong loan growth in 2008 pursuant to our Plan. Despite the challenging environment, we have continued to grow our Company.

Since year-end 2002 to December 31, 2007, we have grown our asset base at a compounded annual rate of 26% to $5.0 billion. During the same period, loans have grown at a compounded annual rate of 34% to $4.2 billion, deposits at a compounded annual rate of 26% to $3.8 billion and core deposits at a compounded annual rate of 28% to $3.2 billion. Wealth Management assets under management grew at a compounded annual rate of 22% to $3.4 billion since year-end 2002. Revenue, defined as net interest income on a tax equivalent basis and non-interest income, grew at a compounded annual rate of 26% since year-end 2002.

For financial information regarding our business segments, which include Banking, The PrivateWealth Group and Holding Company Activities, see “Operating Segments Results” beginning on page 47 and “Note 2 – Operating Segments” to our consolidated financial statements as of and for the year ended December 31, 2007, included on page F-15.

The profitability of our operations depends on our net interest income, provision for loan losses, non-interest income, and non-interest expense. Net interest income is dependent on the amount of and yields earned on, interest-earning assets as compared to the amount of and rates paid on, interest-bearing liabilities. Net interest income is sensitive to changes in market rates of interest as well as to the execution of our asset/liability management strategy. The provision for loan losses is affected by changes in the loan portfolio, management’s assessment of the collectability of the loan portfolio, loss experience, as well as economic and market factors. Non-interest income consists primarily of wealth management fee revenue, mortgage banking income, bank owned life insurance and fees for ancillary banking services. Net securities gains/losses and net gains/losses on an interest rate swap, if any, are also included in non-interest income.

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

Allowance for Loan Losses

We maintain an allowance for loan losses at a level management believes is sufficient to absorb credit losses inherent in our loan portfolio. The allowance for loan losses represents our estimate of probable losses in the portfolio at each balance sheet date and is based on a review of available and relevant information. The allowance contains provisions for probable losses that have been identified relating to specific borrowing relationships as well as probable losses inherent in our loan portfolio and credit undertakings that are not specifically identified. Our allowance for loan losses is assessed monthly to determine the appropriate level of the allowance. The amount of the allowance for loan losses is determined based on a variety of factors, including assessment of the credit risk of the loans in the portfolio, delinquent loans, impaired loans, evaluation of current economic conditions in the market area, actual charge-offs and recoveries during the period, industry loss averages and historical loss experience. The unallocated portion of the reserve involves the exercise of judgment by management and reflects various considerations, including management’s view that the reserve should have a margin that recognizes the imprecision inherent in the process of estimating credit losses.

Management adjusts the allowance for loan losses by recording a provision for loan losses in an amount sufficient to maintain the allowance at the level determined appropriate. Loans are charged-off when deemed to be uncollectable by management. We believe that the allowance for loan losses is adequate to provide for estimated probable credit losses inherent in our loan portfolio. The allowance for loan losses as a percentage of total loans was 1.17% as of December 31, 2007, compared to 1.09% at December 31, 2006.

Goodwill and Intangible Assets

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Other intangible assets represent purchased assets that also lack physical substance but can be separately distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset, or liability. We perform an annual goodwill impairment test in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, which requires that goodwill and intangible assets that have indefinite lives no longer be amortized but be reviewed for impairment annually, or more frequently if certain indicators arise. Prior to the adoption of SFAS No. 142, goodwill was being amortized using the straight-line method over a period of 15 years. Impairment losses on recorded goodwill, if any, will be recorded as operating expenses.

Goodwill is “pushed down” to business segments at acquisition. Fair values of reporting units are determined using either discounted cash flow analyses based on internal financial forecasts or, if available, market-based valuation multiples for comparable businesses. No impairment was identified as a result of the testing performed during 2007 or 2006. Note 2—Operating Segments contains additional information regarding goodwill carrying values.

Customer intangibles acquired in connection with the acquisition of Lodestar are amortized over an estimated useful life of 15 years. Customer intangibles acquired in connection with the acquisition of The PrivateBank – Michigan are amortized over 10 years using an accelerated method of amortization. Customer intangibles acquired in connection with the acquisition of The PrivateBank – Georgia are amortized over 8 years using an accelerated method of amortization.

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

CONSOLIDATED RESULTS OF OPERATIONS

Net Income

Our net income for the year ended December 31, 2007 was $11.8 million, or $0.53 per diluted share, compared to $37.8 million, or $1.76 per diluted share, for the year ended December 31, 2006, and $30.9 million, or $1.46 per diluted share, for the year ended December 31, 2005. The decrease in net income in 2007 compared to 2006 was substantially due to costs associated with the implementation of our Strategic Growth Plan, as discussed in the section captioned “Business”. We incurred approximately $18.1 million in costs in connection with the recruitment of a significant number of experienced middle-market commercial bankers. Additionally, we considerably increased our provision for loan losses primarily as a result of credit quality deterioration in the existing loan portfolio.

The increase in net income for 2006 compared to 2005 was primarily attributable to increases in interest earning assets and growth in fee income, mainly from increases in wealth management revenue. Additionally, the acquisition of The PrivateBank – Michigan was accretive in 2006 and 2005, including the consideration of all transaction costs. Our income growth was offset by a significant increase in interest expense and non-interest expense, evidenced by our efficiency ratio increasing to 54.45% at December 31, 2006 from 52.37% at December 31, 2005.

Net Interest Income

Net interest income is the difference between interest income and amortization of net fees on earning assets and interest expense and amortization of fees on deposits and borrowings. Interest income includes amortization of loan origination fees and costs recorded from loans. Interest expense includes amortization of prepaid fees on brokered deposits and issuance costs of trust preferred securities. Net interest margin represents the net interest income on a tax equivalent basis as a percentage of average earning assets during the period. Net interest margin reflects the spread between average yields earned on interest earning assets and the average rates paid on interest bearing deposits and borrowings. The volume of non-interest bearing funds, largely comprised of demand deposits and capital, also affects the net interest margin.

Net interest income was $128.1 million for the year ended December 31, 2007, compared to $117.5 million for 2006, an increase of 9%. Both the volume of assets and liabilities and the corresponding rates earned and paid, affect net interest income. The increase in net interest income for 2007 is primarily attributable to growth in earning assets. Average earning assets for 2007 were $4.2 billion compared to $3.5 billion for 2006, an increase of 19%. During 2007, increased volumes of interest earning assets at lower rates were offset by increased volumes of interest bearing liabilities at higher rates. Our net interest margin (on a tax equivalent basis) was 3.17% for the year ended December 31, 2007 compared to 3.46% for the prior year primarily due to a 32 basis point increase in the cost of funds year over year compared to a three basis point increase in yields on earning assets over the same period. Non-interest bearing funds impact net interest margin since they represent non-interest bearing sources of funds that are deployed in interest bearing assets. Non-interest bearing funds positively impacted net interest margin by 0.45% at December 31, 2007 and December 31, 2006.

A large portion of our funding is sensitive to movements in the short end of the yield curve, just as a large majority of our loan portfolio is effectively pegged off the prime rate. Our net interest margin remained under pressure during 2007 due to the relatively flat yield curve. During 2007, we also continued to experience pressure on our margin due to decreases in the prime rate of interest and loans repricing more quickly than deposits. The cost of available funding sources used to support our anticipated loan growth will also impact our margin in 2008; as our reliance on relatively more expensive brokered deposits as a funding source increases, our net interest margin may continue to be compressed.

Additionally, our net interest margin was negatively impacted by the growth of non-performing assets during the year, which grew to $48.3 million at December 31, 2007 from $10.0 million at December 31, 2006. During the year, the Company reversed approximately $1.6 million in accrued interest income due to loans which became non-performing. The interest reversal during the year accounted for three basis points of margin compression.

Net interest income was $117.5 million for the year ended December 31, 2006, compared to $96.4 million for 2005, an increase of 22%. The increase in net interest income for 2006 was primarily attributable to growth in earning assets. Average earning assets for 2006 were $3.5 billion compared to $2.8 billion for 2005, an increase of 25%. Our net interest margin (on a tax equivalent basis) was 3.46% for the year ended December 31, 2006 compared to 3.57% for the year ended December 31, 2005. The yield curve became negatively sloped during the early part of the third quarter in 2006 and began to become more severely negatively sloped late in the third quarter and during the fourth quarter, which resulted in a decline in our net interest margin in comparison to the prior year.

The following table presents a summary of our net interest income and related net interest margin, calculated on a tax equivalent basis (dollars in thousands):

	Year Ended (dollars in thousands)
	2007			2006			2005
	Average			Average			Average
	Balance(1)	Interest	Rate	Balance(1)	Interest	Rate	Balance(1)	Interest	Rate

Fed funds sold and other short-term investments	$13,774	1,011	6.30%	$10,696	$722	6.75%	$14,730	$500	3.39%
Tax-exempt municipal securities	197,725	13,624	6.89%	211,182	14,568	6.90%	206,820	14,356	6.94%
US Government Agencies, MBS, CMOs and Corporate CMOs	274,363	13,801	5.03%	283,257	14,594	5.15%	350,093	16,845	4.81%
Taxable municipal securities	3,809	287	7.53%	3,824	287	7.51%	3,839	288	7.51%
FHLB stock	5,831	287	4.92%	49,832	2,656	5.33%	167,012	9,191	5.50%
Other securities	5,859	209	2.78%	2,442	239	9.79%	3,438	258	7.49%

Investment securities (taxable)	$289,862	$14,584	5.02%	$339,355	$17,776	5.24%	$524,382	$26,582	5.07%

Commercial and Industrial, Construction and Commercial Real Estate Loans	$3,085,040	241,257	7.82%	$2,432,706	$191,891	7.89%	$1,677,839	$115,179	6.86%
Residential Real Estate Loans	259,733	15,933	5.99%	244,904	14,648	5.98%	159,745	8,777	5.49%
Personal Loans	333,047	25,789	7.75%	284,599	22,277	7.83%	242,906	15,657	6.45%

Total Loans(2)	3,677,820	282,979	7.68%	2,962,209	228,816	7.72%	2,080,490	139,613	6.71%

Total earning assets	$4,179,181	$312,198	7.46%	$3,523,442	$261,882	7.43%	$2,826,422	$181,051	6.41%

Allowance for Loan Losses	$(40,453)			$(33,281)			$(23,725)
Cash and Due from Banks	73,581			28,848			33,043
Other Assets	235,046			176,497			141,380

Total Average Assets	$4,447,355			$3,695,506			$2,977,120

Interest Bearing Demand accounts	$141,141	1,959	1.25%	$123,554	$1,744	1.41%	$114,743	$1,589	1.38%
Regular Savings Accounts	12,708	241	2.11%	14,240	110	0.77%	15,920	101	0.63%
Money Market Accounts	1,528,973	68,205	4.46%	1,305,042	55,083	4.22%	1,051,843	29,736	2.83%
Time Deposits	1,058,620	54,565	5.15%	708,655	33,756	4.76%	441,518	14,374	3.26%
Brokered Deposits	561,412	29,075	5.18%	678,817	31,718	4.67%	446,197	16,849	3.78%

Total Deposits	$3,302,854	$154,045	4.66%	$2,830,308	$122,411	4.32%	$2,070,221	$62,649	3.03%

FHLB advances	96,087	5,064	4.68%	119,923	5,140	4.29%	269,570	10,473	3.89%
Other borrowings	287,428	14,329	5.09%	110,537	5,953	5.39%	116,613	2,894	2.48%
Junior Subordinated deferrable interest Debentures held by trusts that issued guaranteed capital debt securities	101,033	6,364	6.25%	101,033	6,333	6.27%	56,150	4,128	7.35%

Total interest-bearing liabilities	$3,787,402	$179,802	4.74%	$3,161,801	$139,837	4.42%	$2,512,554	$80,144	3.19%

Non-Interest Bearing Deposits	$312,217			$252,338			$214,827
Other Liabilities	30,958			36,410			34,833
Stockholders’ Equity	316,778			244,957			214,906

Total Average Liabilities & Stockholders’ Equity	$4,447,355			$3,695,506			$2,977,120

Tax equivalent net interest income(3)		$132,396			$122,045			$100,907

Net interest spread(4)		$128,122	2.72%		$117,474	3.01%		$96,400	3.22%
Effect of non interest bearing funds			0.45%			0.45%			0.35%
Net interest margin(3)(5)			3.17%			3.46%			3.57%

(1)	Average balances were generally computed using daily balances.
(2)	Non-accrual loans are included in the average balances and the interest foregone on these loans was approximately $1.4 million for the year ended December 31, 2007.

(footnotes continued on next page)

(3)	We adjust GAAP reported net interest income by the tax equivalent adjustment amount to account for the tax attributes on federally tax exempt municipal securities. The total tax equivalent adjustment reflected in the above table is $4.3 million, $4.6 million and $4.5 million for the years ended December 31, 2007, 2006, and 2005, respectively. For GAAP purposes, tax benefits associated with federally tax-exempt municipal securities are reflected in income tax expense. See reconciliation in the footnotes on page 34.

(4)	Yield on average interest-earning assets less rate on average interest-bearing liabilities.

(5)	Net interest income, on a tax-equivalent basis, divided by average interest-earning assets.

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

	2007 Compared to 2006				2006 Compared to 2005
	Change	Change	Change		Change	Change	Change
	due to	due to	due to	Total	due to	due to	due to	Total
	rate	volume	mix	change	rate	volume	mix	change
	(dollars in thousands)				(dollars in thousands)

Interest income/expense from:
Federal funds sold and other short-term investments	$(55)	$208	$136	$289	$494	$(137)	$(135)	$222
Investment securities: taxable	(759)	(2,592)	159	(3,192)	997	(9,340)	(463)	(8,806)
Investment securities: non-taxable(1)	(16)	(928)	—	(944)	(90)	303	(1)	212
Loans, net of unearned discount	(2,465)	55,277	1,351	54,163	21,094	59,169	8,940	89,203

Total tax-equivalent interest income(1)	(3,295)	51,965	1,646	50,316	22,495	49,995	8,341	80,831

Interest bearing deposits	9,471	20,438	1,725	31,634	26,888	23,002	9,872	59,762
Funds borrowed	284	7,367	649	8,300	5,220	(5,390)	(2,104)	(2,274)
Junior Subordinated deferrable interest Debentures held by trusts that issued guaranteed capital debt securities	(102)	0	133	31	(607)	3,299	(487)	2,205

Total interest expense	9,653	27,805	2,507	39,965	31,501	20,911	7,281	59,693

Net tax-equivalent interest income(1)	$(12,948)	$24,160	$(861)	$10,351	$(9,006)	$29,084	$1,060	$21,138

(1)	Interest income on tax-advantaged investment securities reflects a tax-equivalent adjustment based on a marginal federal corporate tax rate of 35%. The total tax equivalent adjustment reflected in the above table is approximately $4.3 million, $4.6 million, and $4.5 million, for the years ended 2007, 2006, and 2005, respectively.

Provision for Loan Losses

We provide for an adequate allowance for loan losses that are probable and reasonably estimable in the portfolio. The provision for loan losses reflects management’s latest assessment of the inherent losses in the loan portfolio. Our allowance for probable loan losses is reassessed monthly to determine the appropriate level of the reserve. Our analysis is influenced by the following factors: assessment of the credit risk of the loans in the portfolio, delinquent loans, impaired loans, evaluation of current economic conditions in the market area, actual charge-offs and recoveries during the period, industry loss averages and historical loss experience. A discussion of the allowance for loan losses and the factors on which provisions are based begins on page 50.

Credit quality deterioration during the year, among other factors, resulted in a provision for loan losses of $16.9 million for the year ended December 31, 2007, up from $6.8 million for 2006 and $6.5 million for 2005. Net charge-offs for the year ended December 31, 2007 were $6.1 million compared to charge-offs of $873,000 for the year ended December 31, 2006 and net recoveries of $250,000 for the year ended December 31, 2005.

Non-interest Income

	For The Year Ended			For The Year Ended
	December 31,			December 31,
	2007	2006	Variance	2006	2005	Variance
	(in thousands)			(in thousands)

The PrivateWealth Group fee revenue	$16,188	$13,855	17%	$13,855	$9,945	39%
Mortgage banking income	4,528	3,339	36%	3,339	3,886	(14)%
Banking and other services	3,554	4,665	(24)%	4,665	2,847	64%
Bank owned life insurance	1,656	1,613	3%	1,613	1,429	13%
Net securities and interest rate swap gains (losses)	348	(310)	212%	(310)	903	(134)%

Total non-interest income	$26,274	$23,162	13%	$23,162	$19,010	22%

Non-interest income increased by $3.1 million, or 13%, to $26.3 million for the year ended December 31, 2007 compared to $23.2 million for the year ended December 31, 2006 and $19.0 million for the year ended December 31, 2005. The increase in non-interest income during 2007 was primarily due to an increase in The PrivateWealth Group fee revenue and also due to an increase in mortgage banking income.

The PrivateWealth Group fee revenue was $16.2 million for the year ended December 31, 2007, an increase from $13.9 million for the year ended December 31, 2006 and $9.9 million for the year ended December 31, 2005. The year over year increase in The PrivateWealth Group fee revenue was primarily due to the growth in net new business, and increase in the value of accounts due to an increase in market value and the change of fee structures for certain client relationships. The PrivateWealth Group assets under management increased 16% to $3.4 billion at December 31, 2007 compared to $2.9 billion at December 31, 2006 and $2.4 billion at December 31, 2005.

Mortgage banking income for the year ended December 31, 2007 increased to $4.5 million compared to $3.3 million for the year ended December 31, 2006 and $3.9 million for the year ended December 31, 2005. Mortgage banking income increased over these periods due to a higher volume of loans sold.

Banking and other services income decreased 24% to $3.6 million for the year ended December 31, 2007 compared to $4.7 million for the year ended December 31, 2006. The decrease from the prior year period is primarily due to the inclusion of a $1.4 million gain associated with the sale of FHLB (Chicago) advances during the second quarter 2006 as a result of The PrivateBank – Chicago’s withdrawal of our membership at that time. Banking and other services income for 2007 includes $646,000 of insurance proceeds the Company received during the second quarter 2007 covering a portion of losses the company incurred in the fourth quarter 2006 as a result of a previously disclosed employee fraud. Banking and other services income increased for the year ended December 31, 2006 by $1.8 million over 2005, due to growth in the Company during 2006.

Non-interest income in 2007 includes net investment securities gains of $348,000 compared to net losses of $310,000 in the prior year period, and net gains of $903,000 for the year ended December 31, 2005. The Company retired its interest rate swap in the third quarter 2006.

During 2007, 2006, and 2005 we recognized income of $1.7 million $1.6 million, and $1.4 million, respectively, related to the increased cash surrender value of bank owned life insurance (BOLI) policies. Income recognized on this product increased in 2006 as compared to 2005 primarily due to increases in the underlying policy yields. These policies cover certain higher-level employees who are deemed to be significant contributors to the Company. All employees included in this policy are aware and have consented to the coverage. The cash surrender value of BOLI at December 31, 2007 was $44.2 million, compared to $42.5 million at December 31, 2006 and $40.9 million at December 31, 2005, and is included in other assets on the balance sheet.

Non-interest Expense

	For The Year Ended			For The Year Ended
	December 31,			December 31,
	2007	2006	Variance	2006	2005	Variance
	(in thousands)			(in thousands)

Salaries and employee benefits	$71,219	$43,930	62%	$43,930	$36,311	21%
Occupancy	13,204	9,755	35%	9,755	7,517	30%
Professional fees	11,876	6,813	74%	6,813	4,551	50%
Investment management fees	3,432	2,665	29%	2,665	1,079	147%
Marketing	6,099	4,291	42%	4,291	3,549	21%
Data processing	4,206	3,316	27%	3,316	2,832	17%
Postage, telephone and delivery	1,706	1,359	26%	1,359	1,113	22%
Office supplies and printing	1,084	932	16%	932	715	30%
Insurance	1,937	1,319	47%	1,319	1,095	20%
Amortization of intangibles	966	628	54%	628	411	53%
Other expense	6,680	4,058	65%	4,058	3,513	16%

Total non-interest expense	$122,409	$79,066	55%	$79,066	$62,686	26%

Non-interest expense increased $43.3 million, or 55%, to $122.4 million for the year ended December 31, 2007 compared to $79.1 million for the prior year period primarily due to increased compensation-related expenses, professional fees and occupancy costs incurred during the year, and specifically in the fourth quarter 2007, due to the implementation of our Strategic Growth Plan and overall growth of the Company during 2007. The increase in non-interest expense from prior year also reflects a full year of expenses from The PrivateBank – Georgia, compared to the prior year period. Costs incurred associated with the Plan include $13.7 million in sign-on bonus payments to new hires and $2.5 million of professional and legal fees associated with the recruitment and hiring of new employees. Additionally, we made transformation equity awards to new employees and certain foundation employees. The transformation equity awards had a total GAAP value of approximately $48.0 million at December 31, 2007. The cost of these Transformation Equity Awards will be expensed over the five-year period ending December 31, 2012. Amortization costs associated with these awards totaled $2.0 million for the fourth quarter 2007. Also included in non-interest expenses for the year were approximately $2.0 million in regular salary expenses related to new hires pursuant to the Plan. Professional fees increased 74% year over year due to legal and consulting fees incurred related to the general growth of the Company and costs associated with implementing our Strategic Growth Plan, including the recruitment of new hires. Occupancy costs also increased 35% year over year as the Company acquired additional office space at existing locations and expanded into new geographic markets. While growth rates of salary and occupancy expenses will remain at higher levels during the first half of 2008, we expect the growth rate of non-interest expenses to normalize during the second half of 2008.

Non-interest expense increased $16.3 million, or 26%, to $79.1 million for the year ended December 31, 2006 compared to $62.7 million for 2005. The growth in non-interest expense during 2006 was a result of increases in personnel-related expense, occupancy expense, professional fees, and wealth management fees. The increase in non-interest expense from the prior year reflects a full year of expenses from The PrivateBank – Michigan and The PrivateBank – Wisconsin, compared to the prior year period. The PrivateBank – Michigan incurred non-interest expense of $9.0 million and The PrivateBank – Wisconsin incurred non-interest expense of $2.5 million during 2006. Some additional expenses incurred during 2006 include approximately $615,000 of expenses recognized in conjunction with the move of our corporate headquarters into larger offices during the third quarter 2006, and $1.2 million in expenses attributable to the fraud loss discovered during the fourth quarter 2006.

The periods presented include stock option expense of $4.9 million in 2007, $2.0 million in 2006, and $2.8 million in 2005. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Accounting for Stock-Based Compensation.” The Company elected the modified-retrospective-transition method, which results in the restatement of prior periods by recognizing compensation cost in the amounts previously reported in the pro forma financial statement footnote disclosures. Compensation cost recognized includes the cost of all share-based payments granted, but not yet fully vested in all periods presented.

Prior to January 1, 2006, the Company accounted for its stock-based employee compensation plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, as permitted by SFAS No. 123(R), “Accounting for Stock-Based Compensation.” No stock-based employee compensation was recognized in the Consolidated Statements of Income in periods prior to the restatements under SFAS No. 123(R), as all options granted under the Company’s compensation plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options and vesting of restricted shares as operating cash flows in the Statement of Cash Flows. SFAS No. 123(R) requires the cash flows resulting from the tax benefits of these tax deductions in excess of the compensation cost recognized for those share-based payments (the excess tax benefits) be classified as financing cash flows. The excess tax benefit in financing cash flows was $1.4 million in 2006 and $1.2 million in 2005.

Salary and employee benefits expense increased 62% to $71.2 million in 2007, compared to $43.9 million in 2006. The increase is a result of the implementation of our Strategic Growth Plan during the fourth quarter 2007 and the associated hiring of a new Chief Executive Officer, several executive-level managing directors and many line-of-business managing directors. Full-time equivalent (FTE) employees increased 27% to 597 FTEs at December 31, 2007, compared to 471 FTEs at December 31, 2006. This includes the addition and/or promotion of 76 managing directors and associate managing directors during 2007 to 224 at the end of 2007, compared to 148 at the end of 2006. A substantial part of the 2007 growth occurred during the fourth quarter when the Company hired a net total of 56 new managing directors. The increase in salary and employee benefits expense in 2007 also includes a full year of expenses for The PrivateBank – Georgia.

Salary and employee benefit expense increased 21% to $43.9 million for the year ended December 31, 2006 from $36.3 million for the year ended December 31, 2005. During 2006, we added 85 FTEs, an increase of 22%, to approximately 471 FTEs from 386 FTEs at December 31, 2005. The increase in salary and benefit expense in 2006 also includes a full year of expenses for The PrivateBank – Michigan.

The 35% increase in occupancy expense during 2007 to $13.2 million, compared to $9.8 million in 2006 is due to the relocation and improvement of offices, including the addition of new offices in Georgia and Kansas City, and additional office space in St. Louis and Chicago at several locations. Occupancy expense for the year ended December 31, 2006 increased 30% to $9.8 million compared to $7.5 million for the year ended December 31, 2005 due to the relocation of the Company’s headquarters to larger space and the opening of the Chesterfield office in St. Louis.

Professional fees, which include fees paid for legal, accounting, consulting, and information systems consulting services, increased 74% to $11.9 million for the year ended December 31, 2007, from $6.8 million for 2006 and from $4.6 million for 2005. The increase is primarily due to higher legal and consulting fees to support various strategic initiatives as a result of the continued growth and expansion of the Company, including $2.5 million in legal fees related to the implementation of the Strategic Growth Plan, and increased fees paid for external and internal audit services.

Investment management fees, which are fees paid to third party investment managers, increased 29% to $3.4 million for the year ended December 31, 2007, from $2.7 million in 2006 and $1.1 million in

2005. This increase is due to the increase in assets managed by The PrivateWealth Group during 2007 and 2006 and from the restructuring of certain fee relationships. The PrivateWealth Group’s assets under management increased by 16%, or $459.0 million, to $3.4 billion at December 31, 2007 as compared to $2.9 billion at December 31, 2006.

Marketing expense increased 42% to $6.1 million for the year ended December 31, 2007, compared to $4.3 million for the year ended December 31, 2006 and $3.5 million for the year ended December 31, 2005. The increase in marketing expense reflects an increase in marketing initiatives for client development, website upgrading, and charitable contributions. The increase in 2007 is also related to additional marketing expenses related to the addition of new offices in Georgia and Kansas City as well as receptions at a number of offices that were relocated.

Data processing costs, which include fees paid for information technology services and support, increased 27% to $4.2 million in 2007, compared to $3.3 million for the year ended December 31, 2006, and $2.8 million for the year ended December 31, 2005. The growth in 2007 is due to investments in technology across the Company, processor conversion, expansion expenses in association with the new employees hired during the fourth quarter and the addition of The PrivateBank – Georgia. During 2006, the main focus of information technology expenditures was in two areas. The information technology infrastructure was upgraded in association with the multiple office relocations that occurred during the year and The PrivateBank – Chicago implemented a Storage Area Network solution to improve storage capacity and document retrieval. In 2005, we upgraded the existing wire transfer system in Chicago, implemented an enhanced data replication and recovery solution, and further strengthened our data management strategy.

In 2007, we amortized $966,000 in intangible assets, $170,000 of which is related to our acquisition of a controlling interest in Lodestar in 2002, $423,000 of which is related to our acquisition of The PrivateBank – Michigan in June 2005, and $373,000 of which is related to the acquisition of The PrivateBank – Georgia in December 2006. During 2006, we amortized $628,000 in intangible assets, $170,000 of which is related to our acquisition of Lodestar, $440,000 of which is related to our acquisition of The PrivateBank – Michigan, and $18,000 of which is related to the acquisition of The PrivateBank – Georgia. In 2005, we amortized $411,000 in intangible assets, $168,000 of which is related to our acquisition of Lodestar and $243,000 of which is related to our acquisition of The PrivateBank – Michigan in June 2005.

The other expense category of non-interest expense includes $2.2 million in expenses paid during 2007 relating to the resolution of OREO, including legal expenses and writedowns on OREO properties. The other expense category also includes loan and collection expenses, which include legal fees relating to the workout of non-performing loans, and totaled $466,000 at December 31, 2007. In 2006, other expenses included the asset write-off related to the employee fraud loss that occurred during the fourth quarter of 2006. The total expense incurred from the fraud loss was $1.2 million, of which $918,000 related to the asset write-off in other expense and $300,000 related to professional fees for investigating the loss.

The following table shows our operating efficiency over the last three years:

	December 31,
	2007	2006	2005

Non-interest expense to average assets	2.75%	2.14%	2.11%
Net overhead ratio(1)	2.16	1.51	1.47
Efficiency ratio(2)	77.15	54.45	52.37

(1)	Non-interest expense less non-interest income divided by average total assets.

(2)	Non-interest expense divided by the sum of net interest income, on a tax equivalent basis, plus non-interest income. Please refer to the footnotes on page 34 for a reconciliation of net interest income to net interest income on a tax-equivalent basis.

Our efficiency ratio (on a tax-equivalent basis), which measures the percentage of net revenue that is expended as non-interest expense, for the year ended December 31, 2007 increased to 77.2%, as compared to 54.5% for the year ended December 31, 2006, and 52.4% for the year ended December 31, 2005. Our efficiency ratio during 2007 reflects the impact of the higher level of non-interest expenses associated with the implementation of our Strategic Growth Plan during the third and fourth quarters of 2007. On a tax-equivalent basis, this ratio indicates that during 2007 we spent 77 cents to generate each dollar of revenue, compared to 54 cents in 2006 and 52 cents in 2005. The Company incurred over $18.1 million of non-interest expenses related to the Strategic Growth Plan and booked $16.9 million in provision for loan losses expense during the year, in part associated with credit quality deterioration in the existing portfolio. Largely as a result of the Plan, professional fees and occupancy expenses increased 74% and 35% year over year, respectively. During 2008, we expect salary expenses and occupancy costs to continue to increase. Accordingly, our efficiency ratio will remain at higher than historical levels. With continued strong growth in the balance sheet and fee income over the course of 2008 and 2009, and as we more fully lever the investments made pursuant to the Plan, we expect our efficiency ratio to incrementally decrease to historical levels.

Minority Interest Expense

On December 30, 2002, The PrivateBank – Chicago acquired an 80% controlling interest in Lodestar Investment Counsel, LLC. We record our 20% noncontrolling interest in Lodestar related to Lodestar’s results of operations in minority interest expense on our consolidated statement of income. For the years ended December 31, 2007 and 2006, we recorded $363,000 and $330,000 of minority interest expense, respectively.

Off-Balance Sheet Arrangements and other Contractual Obligations and Commitments

We do not have material off-balance sheet arrangements. We have various financial obligations, including contractual obligations and commitments that may require future cash payments on debt and lease arrangements, contractual commitments for capital expenditures, and service contracts. The following table presents, as of December 31, 2007, significant fixed and determinable contractual obligations to third parties which are expected to become due and payable during the period specified.

	Financial
	Statement	Year Ended December 31, 2007
	Note	Payments due in:
Contractual Obligations(1)	Reference(3)	Total	< 1 year	1-3 years	3-5 years	> 5 years
		(In thousands)

Deposits with no stated maturity		$2,050,976	$2,050,976	$—	$—	$—
Time deposits	9	1,167,692	1,040,561	112,112	15,019	—
Brokered deposits(2)	9	542,470	391,393	62,398	39,477	49,202
FHLB advances	10	133,515	38,015	73,000	13,000	9,500
Long term debt	10	190,250	—	—	—	190,250
Junior Subordinated deferrable interest Debentures held by trusts that issued guaranteed capital debt securities	10	101,033	—	—	—	101,033
Fed funds purchased & demand repurchase agreements		237,044	237,044	—	—	—
Operating leases	7	47,362	4,278	11,657	11,448	19,979
Purchase obligations		35,518	23,777	8,645	3,096	—

Total		$4,505,860	$3,786,044	$267,812	$82,040	$369,964

(1)	Excludes obligations to pay interest on deposits and borrowings
(2)	Includes $1.6 million of unamortized broker commissions
(3)	See consolidated financial statements commencing on page F-4.

Our operating lease obligations represent short- and long-term lease and rental payments for facilities, equipment, and certain software or data processing. During 2007, we entered into new lease agreements for our Kansas City office, opened an additional office in Alpharetta, Georgia, and additional space for our Chesterfield, Missouri location. In Chicago, we leased additional space for our Lake Forest location and leased additional floor space at our headquarters to accommodate many of the new hires made during the fourth quarter 2007. During 2008, we expect to lease additional office space in Chicago and other markets to accommodate anticipated additional hires.

Our purchase obligations include obligations to pay vendors through contractual arrangements and also service contract obligations for compensation owed to employees. Commitments to extend credit, including loan commitments, standby letters of credit, and commercial letters of credit do not necessarily represent future cash requirements, because these commitments may expire without being drawn upon. Information on commitments and letters of credit can be found on page F-40.

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

Income Taxes

The following table shows our income before income taxes, applicable income taxes and effective tax rate for the years ended December 31, 2007, 2006, and 2005, respectively.

	Year Ended December 31,
	2007	2006	2005
	(dollars in thousands)

Income before taxes	$14,690	$54,404	$45,879
Income tax provision	2,883	16,558	14,965
Effective tax rate	19.6%	30.4%	32.6%

The effective income tax rate varies from statutory rates principally due to certain interest income that is tax-exempt for federal or state purposes, and certain expenses that are disallowed for tax purposes. The decrease in the effective tax rate for 2007 compared to 2006 is a result of an increase in the proportion of tax-exempt income compared to income before taxes. The decrease in the effective tax rate for 2006 compared to 2005 is primarily the result of the release of certain reserves mostly due to the expiration of the statute of limitations.

Operating Segments Results

During the fourth quarter 2007, we aggregated our geographical banking segments into one Banking segment in accordance with paragraph 17 of FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information (“Statement 131”). As explained in the section captioned “Business,” changes in management made during the quarter modified the way management views its business segments. All geographical banking locations outside of Chicago, whose operations are very similar, whose economic performance we measure consistently and whose products and services and client base are similar, report through one Executive Committee member to the Chief Executive Officer. As such, and as described in Note 2 to the consolidated financial statements, our operations consist of three primary business segments: Banking; The PrivateWealth Group; and the Holding Company. The PrivateBank Mortgage Company results are included with the Banking segment.

Banking

The profitability of each of our bank subsidiaries is primarily dependent on net interest income, provision for loan losses, non-interest income and non-interest expense. Net income for the banking segment for the year ended December 31, 2007 decreased 33% to $32.3 million from $48.5 million for the year ended December 31, 2006. The decrease in net income for the banking segment resulted primarily from expenses associated with the implementation of our Strategic Growth Plan, including significant compensation-related expense. Net income for the banking segment for the year ended December 31, 2006 increased 23% to $48.5 million from $39.4 million for the year ended December 31, 2005. Net interest income for the banking segment for the year ended December 31, 2007 increased to $140.3 million from $124.1 million in 2006 and from $98.9 million in 2005. Total loans for the banking segment increased by 19% to $4.2 billion during 2007 as compared to $3.5 billion in 2006. The majority of the loan growth for 2007 occurred in the commercial, commercial real estate, and owner-occupied commercial real estate loan categories. Total deposits increased by 11% to $4.0 billion at December 31, 2007 from $3.6 billion at December 31, 2006. Growth in other time deposits and interest bearing demand deposits accounted for the majority of the deposit growth.

The PrivateWealth Group

The PrivateWealth Group includes investment management, personal trust and estate services, custodial services, retirement accounts and brokerage and investment services. The PrivateWealth Group’s assets under management increased by 16%, or $459.0 million, to $3.4 billion at December 31, 2007 as compared to $2.9 billion at December 31, 2006. This growth was due to the addition of new assets under management as well as portfolio performance. The PrivateWealth Group’s fee revenue increased to $16.2 million, or 17%, for the year ended December 31, 2007 compared to $13.9 million for the year ended December 31, 2006 and $9.9 million for the year ended December 31, 2005. Net income for The PrivateWealth Group decreased 6% to $1.6 million for the year ended December 31, 2007 from $1.7 million for the same period in 2006, and up from $967,000 for the same period in 2005. This decrease was mainly due to an increase in personnel and occupancy expenses attributable to The PrivateWealth Group’s operations initiated in Kansas City and new brokerage operations initiated in Chicago.

The following tables indicate the breakdown of The PrivateWealth Group’s assets under management at December 31, 2007 and December 31, 2006, by account classification and related gross revenue for the year ended December 31, 2007 and December 31, 2006:

	For The Year Ended		For The Year Ended
	December 31, 2007		December 31, 2006
Fiduciary Services(1)	Market Value	Revenue	Market Value	Revenue
	(In thousands)		(In thousands)

Discretionary accounts
Trusts, estates and guardianships	$1,037,380	$5,105	$833,591	$4,466
Investment agency	759,355	4,827	583,733	3,848
Retirement plans and accounts	161,675	665	125,007	366

Total discretionary accounts	1,958,410	10,597	1,542,331	8,680
Non-Discretionary accounts
Investment agency	4,554	27	1,519	9
Custody (includes retirement plans and accounts)	680,725	1,173	653,130	1,044

Total non-discretionary accounts	685,279	1,200	654,649	1,053

Lodestar investment management accounts	742,895	4,730	749,903	4,397
Less assets managed and revenue earned by Lodestar(2)	(87,661)	(535)	(96,380)	(467)
Brokerage services	62,248	196	51,702	192

Net fiduciary services and Lodestar investment management accounts	$3,361,171	$16,188	$2,902,205	$13,855

(1)	Fiduciary Services includes accounts administered at The PrivateBank – Chicago and The PrivateBank – Michigan. The PrivateBank – Chicago also provides fiduciary services delivered in The PrivateBank – Wisconsin, The PrivateBank – St. Louis, and The PrivateBank – Kansas City.

(2)	These assets are held in Fiduciary Services accounts at The PrivateBank – Chicago and The PrivateBank – Michigan.

For a number of our wealth management relationships, we utilize third-party investment managers, including Lodestar. Fees paid to third party investment managers increased to $3.4 million for the year ended December 31, 2007, compared to $2.7 million for same period in 2006, and $1.1 million for the same period in 2005. Fees paid to Lodestar totaled approximately $535,000 in 2007. Of our third-party investment managers, none individually managed more than 5% of total wealth management assets under management as of December 31, 2007.

Holding Company

Holding Company activities consist of parent company only matters. The Holding Company’s most significant assets are its net investments in its five banking subsidiaries, The PrivateBank – Chicago, The PrivateBank – St. Louis (which includes The PrivateBank – Kansas City), The PrivateBank – Michigan, The PrivateBank – Wisconsin, The PrivateBank – Georgia, and our mortgage banking subsidiary, The PrivateBank Mortgage Company. Holding Company activities are reflected primarily by interest expense on borrowings and operating expenses of the parent company. Recurring holding company operating expenses consist primarily of compensation (amortization of restricted stock and stock awards and stock option expense) and professional fees. The Holding Company segment reported a net loss of $21.3 million for the year ended December 31, 2007, compared to a net loss of $11.8 million for the same period in 2006. For the year ended December 31, 2005 the Holding Company activities segment reported a net loss of $7.0 million. The increase in net loss year over year is primarily due to an increase in interest expense related to the issuance of $115.0 million contingent convertible senior notes during the first quarter 2007 and increased legal and external audit fees at the holding company level due to the continued growth of the Company.

FINANCIAL CONDITION

Total Assets

Total assets were $5.0 billion at December 31, 2007, an increase of $725.8 million, or 17%, from $4.3 billion at December 31, 2006. The balance sheet growth was accomplished mainly through 19% loan growth throughout the Company year over year. The growth in assets experienced during 2007 was funded through the issuance of $200.0 million of equity capital, growth of core deposits, and borrowings under the Company’s credit facility.

Loans

Total gross loans increased to $4.2 billion at December 31, 2007, an increase of $677.8 million or 19%, from $3.5 billion at December 31, 2006. The two largest loan categories, commercial and commercial real estate, grew by 58% and 8%, respectively. For 2006 and 2007, the commercial loan category includes both commercial and industrial loans and owner-occupied commercial real estate loans. For periods prior to 2006, owner-occupied commercial real estate was included in the commercial real estate category. At year-end 2007, total owner-occupied commercial real estate loans were $483.9 million or 12% of total loans, and $265.4 million or 8% of total loans at year-end 2006. From December 31, 2006 to December 31, 2007, construction loans grew by 4% and private banking loans, which include residential real estate, personal, and home equity loans, grew by 9%.

The following table sets forth the loan portfolio by category as of December 31 for the previous five fiscal years:

	December 31,
	2007		2006		2005		2004		2003
		% of		% of		% of		% of		% of
		Loans to		Loans to		Loans to		Loans to		Loans to
		Total		Total		Total		Total		Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
	(dollars in thousands)

Commercial	$1,311,757	32%	$828,594	24%	$436,416	17%	$285,336	17%	$181,062	15%
Commercial real estate	1,604,159	38%	1,486,462	42%	1,268,851	48%	855,396	52%	639,296	52%
Construction	613,468	15%	591,704	17%	392,597	15%	219,180	13%	162,878	13%
Personal(1)	247,462	6%	192,397	6%	148,670	6%	83,746	5%	77,025	6%
Residential real estate	265,466	6%	262,107	7%	221,786	9%	90,590	6%	69,541	6%
Home equity	135,483	3%	138,724	4%	139,747	5%	119,115	7%	94,855	8%

Total	$4,177,795	100%	$3,499,988	100%	$2,608,067	100%	$1,653,363	100%	$1,224,657	100%

(1)	Includes overdraft lines.

The following table classifies the loan portfolio, by category, at December 31, 2007, by date at which the loans mature:

	One year	From one to	After five		More than one year
	or less	five years	years	Total	Fixed	Variable(1)
	(in thousands)

Commercial	$962,369	$287,695	$61,693	$1,311,757	$135,610	$213,778
Commercial real estate	268,351	1,155,025	180,783	1,604,159	884,922	450,886
Construction	494,989	108,764	9,715	613,468	41,088	77,391
Personal(2)	197,542	48,738	1,182	247,462	38,894	11,026
Residential real estate	23,812	15,338	226,316	265,466	24,190	217,464
Home equity	16,160	95,609	23,714	135,483	—	119,323

Total loans	$1,963,223	$1,711,169	$503,403	$4,177,795	$1,124,704	$1,089,868

(1)	Includes adjustable rate mortgage products.

(2)	Total includes $11,000 of overdrafts.

The following table sets forth the composition of our construction and commercial real estate loan portfolio, net of unearned discount, by property type and collateral location at December 31, 2007. Construction loans totaled $613.5 million and commercial real estate loans totaled $1.6 billion at December 31, 2007.

	Collateral Location						Loan Type
Loan Type	IL	MO	MI	WI	GA	Other	as a% of total

Construction:
Residential 1-4 Family	7.0%	1.9%	0.5%	0.2%	3.0%	0.4%	13.0%
Multi-Family	1.6%	0.2%	0.2%	0.1%	0.0%	0.1%	2.2%
Other	6.6%	0.9%	0.4%	1.1%	0.0%	1.5%	10.5%

Total Construction	15.2%	3.0%	1.1%	1.4%	3.0%	2.0%	25.7%
Commercial Real Estate:
Vacant Land	14.0%	2.1%	2.9%	0.5%	1.7%	1.6%	22.8%
Residential 1-4 Family	4.4%	0.9%	0.0%	0.4%	0.0%	1.4%	7.1%
Multi-Family	7.6%	0.7%	0.6%	0.4%	0.2%	0.1%	9.6%
Mixed Use	2.6%	1.1%	1.1%	0.1%	1.1%	0.2%	6.2%
Office	4.5%	1.1%	1.9%	0.4%	0.9%	1.0%	9.8%
Warehouse	5.4%	0.1%	0.7%	0.2%	0.5%	0.7%	7.6%
Retail	3.1%	0.2%	2.2%	0.4%	0.6%	0.6%	7.1%
Other	2.2%	0.1%	0.5%	0.0%	0.4%	0.9%	4.1%

Total Commercial Real Estate	43.8%	6.3%	9.9%	2.4%	5.4%	6.5%	74.3%
Total Construction and Commercial Real Estate	59.0%	9.3%	11.0%	3.8%	8.4%	8.5%	100.0%

Allowance for Loan Losses

Loan quality is monitored by management and reviewed by the committees of the Board of Directors at our regular board meetings. The amount of additions to the allowance for loan losses, which is charged to earnings through the provision for loan losses, is determined based on a variety of factors, including assessment of the credit risk of the loans in the portfolio, delinquent loans, impaired loans, evaluation of current economic conditions in the market area, actual charge-offs and recoveries during the period, industry loss averages and historical loss experience. The unallocated portion of the reserve involves the exercise of judgment by management and reflects various considerations, including management’s view that the reserve should have a margin that recognizes the imprecision inherent in the process of estimating credit losses.

We maintain an allowance for loan losses sufficient to absorb credit losses inherent in our loan portfolio. The allowance for loan losses represents our estimate of probable losses in the portfolio at each balance sheet date and is supported by available and relevant information. The allowance contains provisions for probable losses that have been identified relating to specific borrowing relationships, as well as probable losses inherent in the loan portfolio and credit undertakings that are not specifically identified. Management’s application of the methodology for determining the allowance for loan losses resulted in an allowance for loan losses of $48.9 million at December 31, 2007 compared with $38.1 million at December 31, 2006. The increase in the allowance for loan losses from December 31, 2006 reflects management’s judgment about the comprehensive risk of lending in our various markets, the addition of new lending personnel as well as strong loan growth from all offices in 2007. We believe that the allowance for loan losses is adequate to provide for probable and reasonably estimable credit losses inherent in our loan portfolio.

The allowance for loan losses as a percentage of total loans was 1.17% at December 31, 2007, up from 1.09% at December 31, 2006. Net charge-offs totaled $6.1 million for the year ended December 31, 2007 compared to $873,000 for the year ended December 31, 2006. The provision for loan losses was $16.9 million for the twelve months ended December 31, 2007, versus $6.8 million in the prior year period. The key factors in determining the level of provision is our historical and anticipated charge-off rates and an analysis of credit ratings on the loans in our portfolio.

The following table shows changes in the allowance for loan losses resulting from additions to the allowance, loan charge-offs and recoveries for each of the periods shown.

	December 31,
	2007	2006	2005	2004	2003
	(dollars in thousands)

Balance at beginning of period	$38,069	$29,388	$18,986	$15,100	$11,585
Loan charge-offs:
Commercial	(2,668)	(976)	(305)	(363)	(963)
CRE	(1,918)	—	—	—	—
Construction	(1,347)	—	—	—	—
Personal	(383)	(49)	(233)	(803)	(255)
Residential Real Estate	—	—	—	—	—
Home Equity	—	—	—	—	—

Total loan charge-offs	(6,316)	(1,025)	(538)	(1,166)	(1,218)

Loan recoveries:
Commercial	168	97	207	647	230
CRE	1	—	—	—	—
Construction	—	—	—	—	—
Personal	35	55	581	6	130
Residential Real Estate	—	—	—	—	—
Home Equity	—	—	—	—	—

Total loan recoveries	204	152	788	653	360

Net loan (charge-offs) recoveries	(6,112)	(873)	250	(513)	(858)

Provision for loan losses	16,934	6,836	6,538	4,399	4,373

Addition of The PrivateBank – Michigan loan loss reserve	—	—	3,614	—	—

Addition of The PrivateBank – Georgia loan loss reserve	—	2,718	—	—	—

Balance at end of period	$48,891	$38,069	$29,388	$18,986	$15,100

Average total loans	$3,676,558	$2,959,124	$2,077,000	$1,399,849	$1,075,344

Net charge-offs (recoveries) to average total loans	0.17%	0.03%	(0.01)%	0.04%	0.08%

The following table shows our allocation of the allowance for loan losses by specific category at the dates shown:

	December 31,
	2007		2006		2005		2004		2003
		% of		% of		% of		% of		% of
		allowance		allowance		allowance		allowance		allowance
		to total		to total		to total		to total		to total
Allocation of the Allowance for Loan Losses	Amount	allowance	Amount	allowance	Amount	allowance	Amount	allowance	Amount	allowance
	(dollars in thousands)

Allocated Inherent Reserve:
Commercial	$8,375	17%	$5,984	16%	$6,453	22%	$3,277	17%	$2,295	15%
Commercial real estate	22,909	47%	19,570	50%	12,975	44%	8,446	44%	7,004	47%
Construction	9,966	20%	7,509	20%	4,686	16%	2,659	14%	2,227	15%
Personal	2,229	5%	1,877	5%	1,714	6%	736	4%	741	5%
Residential real estate	360	1%	479	1%	419	1%	222	1%	191	1%
Home equity	202	0%	218	1%	277	1%	298	2%	262	2%

Allocated Inherent Reserve	44,041	90%	35,637	93%	26,524	90%	15,638	82%	12,720	85%

Specific Reserve	2,964	6%	291	1%	—	—	1,669	9%	2,006	13%
Unallocated Inherent Reserve	1,886	4%	2,141	6%	2,864	10%	1,679	9%	374	2%

Total Reserve for Credit Losses	$48,891	100%	$38,069	100%	$29,388	100%	$18,986	100%	$15,100	100%

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

The allocated inherent component of the reserve increased by $8.4 million during 2007, from $35.6 million at December 31, 2006 to $44.0 million at December 31, 2007. The increase in the allocated portion of the reserve reflects higher loan volumes in every category, particularly commercial loans.

Specific Component of the Reserve

For loans where management deems either the amount or the timing of the repayment to be significantly impaired, there are specific reserve allocations established. The specific reserve is based on a loan’s current value compared to the present value of its projected future cash flows, collateral value or market value, as is relevant for the particular loan pursuant to SFAS 114, “Accounting by Creditors for Impairment of a Loan.” At December 31, 2007, after taking into account $6.1 million in net charge offs during the year, the specific component of the reserve increased by $8.8 million to $3.0 million from $291,000 at December 31, 2006.

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

The unallocated inherent component of the reserve decreased by $255,000 for 2007, from $2.1 million at December 31, 2006 to $1.9 million at December 31, 2007. In early 2007, we decreased the unallocated component of our reserve due to our judgment that all problem loans had been identified and were specifically reserved for. As credit quality deteriorated throughout the second, third and fourth quarters, we increased our unallocated reserves to $1.9 million at December 31, 2007.

Non-performing Loans

The following table classifies our non-performing loans as of the dates shown:

	December 31,
	2007	2006	2005	2004	2003
	(dollars in thousands)

Non-accrual loans	$38,983	$3,770	$663	$1,090	$36
Loans past due 90 days or more and accruing	53	5,137	280	1,438	1,088

Total non-performing loans	39,036	8,907	943	2,528	1,124

OREO	9,265	1,101	393	—	—

Total non-performing assets	$48,301	$10,008	$1,336	$2,528	$1,124

Non-accrual loans to total loans	0.93%	0.11%	0.03%	0.07%	0.00%
Total non-performing loans to total loans	0.93%	0.25%	0.04%	0.15%	0.09%
Total non-performing assets to total assets	0.97%	0.23%	0.04%	0.10%	0.06%

It is our policy to discontinue the accrual of interest income on any loan for which there exists reasonable doubt as to the payment of interest or principal. Non-accrual loans are returned to an accrual status when the financial position of the borrower indicates there is no longer any reasonable doubt as to the payment of principal or interest.

Other than those loans reflected in the table above, we had no significant loans for which the terms had been renegotiated or restructured, or for which there were serious doubts as to the ability of the borrower to comply with repayment terms.

Potential Problem Loans. In addition to those loans reflected in the table above, we may identify some loans through our problem loan identification process which exhibit a higher than normal credit risk. Loans in this category include loans with characteristics such as past maturity more than 90 days, those that have recent adverse operating cash flow or balance sheet trends, or loans that have general risk characteristics that management believes might jeopardize the future timely collection of principal and interest payments. The balance in this category at any reporting period can fluctuate based on the timing of cash collections, renegotiations and renewals. At December 31, 2007, there were no potential problem loans that are not included above as non-accrual or past due.

Non-performing loans include non-accrual loans and accruing loans which are 90 days or more delinquent. Loans in this category include those with characteristics such as past maturity more than 90 days, those that have interest payments past due more than 90 days, those that have recent adverse operating cash flow or balance sheet trends, or loans that have general risk characteristics that management believes might jeopardize the future timely collection of principal and interest payments.

As a result of the general weakening of the housing market and the deterioration of many residential real estate development loans, non-accrual loans were $39.0 million at December 31, 2007 as compared to $3.8 million at December 31, 2006 and $663,000 at December 31, 2005. Non-accrual loans at December 31, 2007 were comprised of $11.0 million of loans at The PrivateBank – Chicago, $12.4 million at The PrivateBank – St. Louis, $10.3 million at The PrivateBank – Georgia and $5.3 million at The PrivateBank – Michigan. At December 31, 2007, there were 66 loans classified as non-accrual with an average balance of $591,000. The average annualized balance of total non-accrual loans was $18.7 million at December 31, 2007 compared to $1.8 million at December 31, 2006. Annualized interest income foregone on non-accrual loans was approximately $1.4 million for the twelve months ended December 31, 2007 compared to $136,000 for the prior year period.

Accruing loans delinquent over 90 days were $53,000 at December 31, 2007 compared to $5.1 million at December 31, 2006. Of the $39.0 million in non-performing loans, 34% are commercial real estate loans, 35% are construction loans, 23% are commercial and industrial loans, 6% are personal loans and the remaining 2% are residential real estate loans.

Non-performing assets to total assets were 0.97% at December 31, 2007, compared to 0.23% at December 31, 2006 and 0.04% at December 31, 2005. Of $48.3 million in total non-performing assets at the end of 2007, 27% are located in the Chicago market, 36% are located in the St. Louis market, 14% are in Michigan and 23% are located in Georgia. Of total non-performing assets, 34% are commercial real estate, 36% are construction, 20% are commercial and industrial, and the remaining 10% are classified as residential real estate and personal.

At December 31, 2007, the Company owned $9.3 million in OREO property compared to $1.1 million at December 31, 2006. The $9.3 million of OREO property at December 31, 2007 is comprised of $4.5 million of property at The PrivateBank – St. Louis, $2.1 million at The PrivateBank – Chicago, $1.5 million at The PrivateBank – Michigan, and $1.1 million at The PrivateBank – Georgia. At December 31, 2007, OREO was comprised of 38% 1-4 residential properties, 26% commercial properties, 22% vacant land zoned for residential development, 7% vacant land zoned for commercial development, and the remaining 7% multi-family and mixed use properties. At December 31, 2007, the Company owned 27 properties which had an average value of $343,000. OREO is included in other assets on the balance sheet and we carry OREO at the fair value less estimated costs to sell the property. For the year ended December 31, 2007, we expensed $2.2 million associated with the disposition of OREO property.

Loan Concentrations. Loan concentrations are considered to exist when amounts are loaned to a multiple number of borrowers engaged in similar activities, which would cause them to be similarly impacted by economic or other conditions. At December 31, 2007, commercial real estate loans and multi-family commercial real estate loans comprised 38% of our total loan portfolio of $4.2 billion. Within this segment, loans secured by vacant land were 12% of the total loan portfolio. The majority of these loans have a take out commitment, a financially strong guarantor, or both. Commercial real estate typically involves higher loan principal amounts, and the repayment of these loans generally is dependant, in large part, on the successful operation of the property securing the loan or the business conducted on the property securing the loan. These loans may be more adversely affected by general conditions in the real estate markets or in the economy.

Commercial loans, including owner occupied commercial real estate, of $1.3 billion comprise 32% of our total loan portfolio. These loans are to a diverse group of businesses and are mostly secured and/or guaranteed. While we consider ourselves cash flow lenders, we structure the majority of our loans with multiple sources of repayment. With respect to the remaining portion of the loan portfolio, there were no concentrations of loans by collateral type that exceeded 10% of the total loan portfolio.

Construction loans totaled $613.5 million, or 15%, of our total loan portfolio. Approximately 49% of these loans were for the construction of 1-4 unit residential dwellings. We have developed long-standing relationships with known builders and limit the amount of lending for speculative home building projects by developer as well as a percentage of the overall portfolio. With few exceptions our construction lending is with recourse to the owner/developer. These loans are secured by the underlying project and the progress of the project and collateral values are closely monitored. These loans may be more adversely affected by general conditions in the real estate markets or in the economy.

Due to our size and regional locations, our loans are geographically concentrated to borrowers residing in and secured by collateral located within the greater metropolitan areas of Chicago, Detroit, St. Louis, Atlanta and Milwaukee. Our geographic concentration in the Chicago metropolitan area lessened from the previous year with the continued growth of The PrivateBank in our other markets. As we seek to expand our footprint in new markets, we believe the geographic concentration in Chicago will continue to lessen.

Investment Securities

Investments are comprised of debt securities, federal funds sold and equity investments. Our debt securities portfolio is primarily comprised of U.S. government agency obligations, municipal bonds, mortgage-backed pools and collateralized mortgage obligations. Federal funds sold are overnight investments in which, except for cash reserves, all remaining funds are invested. Our equity investments consist primarily of equity investments in FHLB (Des Moines), FHLB (Indianapolis), FHLB (Atlanta), and FHLB (Chicago).

All debt securities are classified as available-for-sale and may be sold as part of our asset/liability management strategy in response to changes in interest rates, liquidity needs or significant prepayment risk. Securities available-for-sale are carried at fair value, with related unrealized net gains or losses, net of deferred income taxes, recorded as an adjustment to equity capital. At December 31, 2007, reported stockholders’ equity reflected unrealized securities gains net of tax of $7.9 million. This represented an increase of $2.0 million from unrealized securities gains net of tax of $5.9 million at December 31, 2006.

Securities increased to $538.7 million at December 31, 2007 an increase of 8% compared to $496.8 million at December 31, 2006. We held $4.0 million in U.S. government agency obligations at December 31, 2007, down from $30.0 million held at December 31, 2006. U.S. government agency mortgage backed securities and collateralized mortgage obligations increased to $302.1 million at December 31, 2007, compared to $243.2 million at December 31, 2006. We held $9.4 million corporate collateralized mortgage obligations at December 31, 2007, compared to none at December 31, 2006. Tax-exempt municipal securities were $207.0 million at December 31, 2007 as compared to the year-end 2006 amount of $211.0 million. At December 31, 2007, the Company’s consolidated investment in Federal Home Loan Bank (FHLB) stock was $7.7 million, compared to $5.1 million at December 31, 2006. The FHLB stock held at December 31, 2007 was comprised of $3.4 million of FHLB (Des Moines) stock, $2.4 million of FHLB (Indianapolis) stock, $1.7 million in FHLB (Atlanta) stock, and $253,000 of FHLB (Chicago) stock. At December 31, 2007 we owned $4.8 million in other securities, which consist of equity investments to fund civic and community projects, which qualify for CRA purposes.

The following table presents the components of our investment securities portfolio for the years presented:

	December 31,
	2007	2006
	(in thousands)
U.S. government agency obligations	$4,011	$30,022
U.S. government agency mortgage backed securities and collateralized mortgage obligations	302,110	243,240
Corporate collateralized mortgage obligations	9,356	—
Tax exempt municipal securities	206,992	211,023
Taxable municipal securities	3,802	3,809
Federal Home Loan Bank stock	7,700	5,141
Other	4,759	3,547

Total	$538,730	$496,782

The following tables show, respectively, the effective maturities of investment securities (based upon the amortized cost), by category, as of December 31, 2007, and the weighted average yield (computed on a tax equivalent basis) for each range of maturities of securities, by category, as of December 31, 2007. For the mortgage backed securities and collateralized mortgage obligations categories, the effective maturity and weighted average yield are based upon mortgage prepayment estimates. Actual mortgage prepayments may vary due to changes in interest rates, economic conditions and other factors.

					Securities
		From one	From five		with no
	Within	to five	to ten	After ten	stated
	one year	years	years	years	maturity	Total
	(in thousands)
U.S. government agency obligations	$3,492	$—	$—	$499	$—	$3,991
U.S. government agency mortgage backed securities and collateralized mortgage obligation	108,261	152,827	33,683	5,697		300,468
Corporate collateralized mortgage obligations	—	—	—	9,296	—	9,296
Tax exempt municipal securities(1)	382	67,093	93,388	35,336		196,198
Taxable municipal securities(2)	—	3,615	175	—	—	3,790
Federal Home Loan Bank stock(3)	—	—	—	—	7,700	7,700
Other	1,762	2,994	—	—	—	4,757

Total	$113,897	$226,529	$127,246	$50,828	$7,700	$526,200

					Securities
		From one	From five		with no
	Within	to five	to ten	After ten	stated
	one year	years	years	years	maturity	Total
U.S. government agency obligations	4.52%	—	—	4.45%	—	4.51%
U.S. government agency mortgage backed securities and collateralized mortgage obligations	5.56%	5.23%	4.81%	5.53%		5.31%
Corporate collateralized mortgage obligations	—	—	—	5.18%	—	5.18%
Tax exempt municipal securities(1)	6.16%	7.27%	6.87%	7.38%		7.10%
Taxable municipal securities(2)	—	7.66%	5.00%			7.54%
Federal Home Loan Bank stock(3)	—	—	—	—	4.69%	4.69%
Other	4.50%	—	—	—	—	1.67%

Total	5.52%	5.82%	6.34%	6.76%	4.69%	5.96%

(1)	The weighted average yield reflects a tax-equivalent adjustment based on a marginal federal corporate tax rate of 35% and the yields are derived from the amortized cost basis of investment securities.
(2)	The weighted average yield reflects a tax credit of 6.91%.
(3)	We are required to maintain a ratio of 20:1 of FHLB borrowings to FHLB stock.

Insurance companies regularly provide credit enhancement to improve the credit rating and liquidity of a municipal bond issuance. Management considers the credit enhanced and underlying municipality credit rating when evaluating a purchase or sale decision. Considering the credit enhancement, greater than 90% of our municipal bonds are “AAA” rated by S&P or “Aaa” by Moody’s. The following table details the underlying credit rating of the municipal bonds as of December 31, 2007. 88% of these securities are general obligation bonds.

	12/31/2007 Market Value by Underlying Rating
Insurer	AAA	AA	A	BBB or lower	Non Rated	Total
Financial Security Assurance (FSA)	$—	$16,596	$8,415	$3,687	$35,300	$63,998
MBIA Inc, (MBIA)	—	10,536	13,983	1,787	27,601	53,907
Financial Guarantee Insurance Co. (FGIC)	—	2,899	14,118	5,181	17,794	39,992
Ambac Financial Group (AMBAC)	—	3,695	8,886	1,155	15,841	29,577
Not Insured	3,819	10,447	821	—	3,830	18,917
Other	—	306	736	361	3,000	4,403

	3,819	44,479	46,959	12,171	103,366	210,794

Deposits and Funds Borrowed

Total deposits of $3.8 billion as of December 31, 2007 represented an increase of 6% from $3.6 billion as of December 31, 2006. Core deposits, which represent total deposits less brokered deposits, increased 9% to $3.2 billion compared to $3.0 billion at December 31, 2006. The slight increase in total deposits is due to an increase in other time deposit accounts, which increased 25% to $1.2 million at December 31, 2007, compared to $934,000 at the end of the prior year.

Brokered deposits were $542.5 million at December 31, 2007, down $46.9 million from $589.3 million at December 31, 2006. Brokered deposits were 14% of total deposits at December 31, 2007 and 17% of total deposits at December 31, 2006. We have issued certain brokered deposits with call option provisions, which provide us with the opportunity to redeem the certificates of deposits on a specified date prior to the contractual maturity date.

The following table presents the balances of deposits by category and each category as a percentage of total deposits at December 31, 2007 and 2006.

	December 31,
	2007		2006
		Percent		Percent
	Balance	of Total	Balance	of Total	Variance
	(dollars in thousands)
Non-interest bearing demand	$299,043	8%	$300,689	8%	(1)%
Savings	12,309	1	13,977	1	(12)
Interest-bearing demand	157,761	4	152,323	4	4
Money market	1,581,863	42	1,561,103	44	1
Brokered deposits	542,470	14	589,321	17	(8)
Other time deposits	1,167,692	31	933,600	26	25

Total deposits	$3,761,138	100%	$3,551,013	100%	6%

The aggregate amounts of time deposits, in denominations of $100,000 or more (including brokered deposits), by maturity, are shown below as of the dates indicated:

	December 31,
	2007	2006
	(in thousands)

Three months or less	$710,197	$562,643
Over three through six months	256,337	317,859
Over six through twelve months	353,526	243,501
Over twelve months	231,805	258,622

Total	$1,551,865	$1,382,625

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

The scheduled maturities of time deposits (including brokered deposits) as of December 31, 2007, for the years 2008 through 2012 and thereafter, are as follows:

For year ending December 31,	(in thousands)

1st quarter 2008	$746,747
2nd quarter 2008	283,458
3rd quarter 2008	179,077
4th quarter 2008	222,672
2009	98,343
2010	46,071
2011	30,096
2012 and thereafter	103,698

Total	$1,710,162

We continued to utilize brokered deposits as a source of funding for growth in our loan portfolio in 2007 and in 2008, we expect to continue to rely on brokered deposits as a method of funding growth. As of December 31, 2007, we held 14 outstanding brokered deposits containing unexercised call provisions.

We have brokered deposits with approximately 12 different brokers and we receive periodic information from other brokers regarding potential deposits.

The scheduled maturities of brokered deposits, net of unamortized prepaid broker commissions, as of December 31, 2007, for each quarter in 2008, and for the years 2009 through 2012 and thereafter, are as follows:

Scheduled Maturities of Brokered Deposits
net of unamortized prepaid brokered commissions
at December 31, 2007

Maturity Date	Rate(1)	12/31/2007
		(in thousands)

1st quarter 2008(2)	4.97%	$166,580
2nd quarter 2008	5.04%	74,768
3rd quarter 2008	5.07%	48,291
4th quarter 2008	4.87%	103,369
2009(3)	4.76%	51,813
2010-2011(4)	4.48%	10,585
2012 and thereafter(5)(6)	5.17%	88,679

Unamortized prepaid broker commissions		(1,615)

Total brokered deposits, net of unamortized prepaid broker commissions		$542,470

(1)	Represents the all-in rate of each brokered deposit.
(2)	This tranche includes one callable deposit: a $14.8 million brokered deposit with a maturity date of 3/26/2008, which is callable monthly.
(3)	This tranche includes two callable deposits: a $4.9 million brokered deposit with a maturity of 6/12/2009, which is callable monthly and a $5.0 million brokered deposit with a maturity date of 8/11/2009 callable monthly.
(4)	This tranche includes one callable deposit: a $1.6 million brokered deposit with a maturity date of 5/19/2010, which is callable quarterly.
(5)	This tranche includes several callable deposits: a $3.4 million brokered deposit with a maturity date of 11/19/2012 callable semi-annually; a $9.6 million brokered deposit with a maturity date of 2/11/2013 callable monthly; a $9.8 million brokered deposit with a maturity date of 1/21/2014 callable monthly; a $9.8 million brokered deposit with a maturity date of 12/17/2014 callable monthly; a $6.8 million brokered deposit with a maturity of 1/28/2015 callable semi-annually; a $11.2 million brokered deposit with a maturity date of 2/27/2019 callable monthly; $8.9 million brokered deposit with a maturity date of 3/12/2024 callable semi-annually; a $7.2 million brokered deposit with a maturity date of 4/23/2024 callable monthly; and a $6.2 million brokered deposit with a maturity date of 6/30/2025, callable semi-annually.
(6)	This segment includes a zero coupon brokered deposit with a maturity date of 3/18/2024, an effective yield of 5.30% and callable semi-annually.

Membership in the FHLB system gives us the ability to borrow funds from the FHLB (Des Moines), the FHLB (Indianapolis), the FHLB (Atlanta), and the FHLB (Chicago) (the “FHLBs”) under a variety of programs. We have periodically used the services of the FHLB for funding needs and other correspondent services. The PrivateBank – Wisconsin became a member of the FHLB (Chicago) in the fourth quarter 2007 and is allowed to borrow funds and participate in other programs of the FHLB, despite The PrivateBank – Chicago’s withdrawal as a member of the FHLB (Chicago) during the second quarter 2006. In 2006, the Company sold and paid off its outstanding FHLB (Chicago) advances prior to its withdrawal and The PrivateBank – Chicago will not have access until 2011 to advances from the

FHLB (Chicago). We anticipate that we will continue to be members of, and to take advantage of the programs offered by, the FHLBs through our other subsidiary banks.

During 2007 we increased our reliance on FHLB borrowings to $133.5 at December 31, 2007, compared to $83.5 million at December 31, 2006. At December 31, 2007, our FHLB borrowings consisted of $67.0 million from the FHLB (Indianapolis), $27.5 million from the FHLB (Atlanta), and $39.0 million from the FHLB (Des Moines). There were no FHLB borrowings from the FHLB (Chicago) at December 31, 2007. The FHLB requires us to pledge collateral in connection with obtaining FHLB advances. Our pledged collateral consists of residential real estate loans and certain qualifying multi-family loans and investment securities.

The following table presents detail on our short-term borrowings for the years shown. For a detailed listing of all funds borrowed, see Note 9 to the financial statements:

Additional information for short-term borrowings
(dollars in thousands):	2007	2006	2005

Average balance outstanding	$152,012	$127,535	$221,469
Maximum amount outstanding at any month-end during the year	321,090	387,271	259,643
Balance outstanding at end of year	275,044	180,978	174,950
Weighted average interest rate during year	3.81%	3.85%	3.08%
Weighted average interest rate at end of year	4.13%	3.81%	3.50%

The following table shows the maximum availability for and usage of FHLB advances and letters of credit for The PrivateBank – St. Louis, The PrivateBank – Michigan, and The PrivateBank – Georgia.

	Maximum
Date	Availability	Usage
	(in thousands)

As of December 31, 2007:
The PrivateBank – Georgia	$50,450	$27,500
The PrivateBank – St. Louis	42,263	39,000
The PrivateBank – Michigan	226,006	67,000
As of December 31, 2006:
The PrivateBank – Georgia	$35,550	$22,500
The PrivateBank – St. Louis	29,352	16,000
The PrivateBank – Michigan	205,592	45,000

We accept deposits from a variety of municipal entities. Typically, these municipal entities require that banks pledge marketable securities to collateralize these public deposits. At December 31, 2007 and 2006, we had approximately $397.3 million and $359.5 million, respectively, of securities collateralizing such public deposits. Deposits requiring pledged assets are not considered to be core deposits for regulatory purposes and the assets that are pledged as collateral for these deposits are not deemed to be liquid assets.

Market and Interest Rate Risk

Market risk is the potential for loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, currency exchange rates, or equity prices. Interest rate risk is our primary market risk and results from timing differences in the repricing of assets and liabilities and changes in relationships between rate indices. The Asset/Liability Committee (ALCO) is responsible for reviewing the interest rate sensitivity position and establishing policies to monitor and limit exposure to interest rate risk. The guidelines established by ALCO are reviewed by the Investment Committee of the Company’s Board of Directors. The Company did not have any material equity price risk or foreign currency exchange rate risk at December 31, 2007.

We are exposed to market risk from changes in interest rates that could affect our results of operations and financial condition. We manage our exposure to these market risks through our regular operating and financing activities. We have used derivatives in past years as a risk management tool and may use such instruments in the future; however we currently do not have any such instruments in our balance sheet.

Changes in market rates give us the opportunity to make changes to our investment security portfolio as part of the implementation of our asset liability management strategies. In 2006 and 2007 we modestly repositioned our portfolio to moderate and balance our exposure to prepayment risks in our mortgage securities portfolio. Our net interest margin decreased to 3.17% during 2007, as compared to 3.46% at December 31, 2006. During 2006 and 2007, our costs on wholesale funds, short-term borrowings and deposits outpaced the increase in earning asset yields due to the shape of the yield curve. Approximately 66% of the loan portfolio is indexed to the prime rate of interest or otherwise adjusts with other short-term interest rates.

We have not changed our interest rate risk management strategy from the prior year and do not foresee or expect any significant changes in our exposure to interest rate fluctuations, but we will continue to consider the use of interest rate swaps on our debt obligations in the future depending on changes in market rates of interest.

Capital Resources

Stockholders’ equity increased to $500.8 million at December 31, 2007, an increase of $203.7 million from $297.1 million of stockholders’ equity at December 31, 2006 due primarily to the sale of 5,581,680 shares of common stock, and 1,428.074 shares of a newly created class of nonvoting convertible preferred stock in a private placement offering completed on December 11, 2007. The convertible preferred shares have the same economic terms as the common shares in all material respects, except that the preferred shares have no voting rights. The Company used the proceeds from the sale of the shares for working capital and general corporate purposes, including the support of the Strategic Growth Plan. The aggregate number of common and preferred shares issued represents 23.5% of the Company’s common stock outstanding after the offering (assuming conversion of the preferred stock) and an increase in stockholders’ equity of $154.6 million.

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

The prompt corrective action regulations provide five classifications: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If a banking subsidiary is not “well capitalized,” regulatory approval is required to issue brokered deposits. If undercapitalized, capital distributions are limited as is asset growth and expansion and plans for capital restoration are required.

The following table sets forth our consolidated regulatory capital amounts and ratios as of December 31, 2007 and 2006:

	December 31,
	2007			2006
		“Well-			“Well-
		capitalized”	Excess		capitalized”	Excess
	Capital	Standard	Capital	Capital	Standard	Capital
Dollar basis (in thousands):
Leverage capital	$494,095	$225,953	$268,142	$287,889	$191,691	$96,198
Tier 1 risk-based capital	494,095	260,310	233,785	287,889	214,324	73,565
Total risk-based capital	615,881	433,850	182,031	366,870	357,207	9,663
Percentage basis:
Leverage ratio	10.93%	5.00%		7.51%	5.00%
Tier 1 risk-based capital ratio	11.39	6.00		8.06	6.00
Total risk-based capital ratio	14.20	10.00		10.36	10.00
Total equity to total assets	10.04	—		6.97	—

To be considered “well capitalized,” an entity must maintain a leverage ratio of at least 5.0%, a Tier 1 risk-based capital ratio of at least 6.0%, and a total risk-based capital ratio of at least 10.0%. To be “adequately capitalized,” an entity must maintain a leverage ratio of at least 4.0%, a Tier 1 risk-based capital ratio of at least 4.0%, and a total risk-based capital ratio of at least 8.0%. At December 31, 2007, the Company, The PrivateBank – Chicago, The PrivateBank – St. Louis, The PrivateBank – Michigan, The PrivateBank – Wisconsin and The PrivateBank – Georgia exceeded the minimum levels of all regulatory capital requirements, and were considered “well capitalized” under regulatory standards.

From time to time the Company may choose to repurchase the Company’s common stock. Under the Company’s buy-back program, the maximum number of shares that the Company may repurchase is 286,800. This number does not include shares reacquired by the Company in payment of the exercise price and/or withholding taxes in connection with the exercise of certain employee/director stock options. During 2007 we repurchased 235,397 shares with a value of $35.28 per share.

As of December 31, 2007, all of the Company’s $101.0 million of outstanding Junior Subordinated deferrable interest Debentures held by trusts that issued guaranteed capital debt securities (“Debentures”) are included in Tier 1 capital. The Tier 1 qualifying amount is limited to 25% of Tier 1 capital under Federal Reserve regulations. Please refer to Note 10 to the financial statements for a full description of our Debentures and contingent convertible senior notes.

Liquidity Risk Management

The objectives of liquidity risk management are to ensure that the Company can meet its cash flow requirements and capitalize on business opportunities in a timely and cost effective manner. Liquidity management involves forecasting funding requirements and maintaining sufficient capacity to meet our clients’ needs and accommodate fluctuations in asset and liability levels due to changes in our business operations or unanticipated events. Liquidity is secured by managing the mix of items on the balance sheet and expanding potential sources of liquidity.

We manage liquidity at two levels: at the holding company level and at the bank subsidiary level. The management of liquidity at both levels is essential because the holding company and banking subsidiaries each have different funding needs and sources. Liquidity management is guided by policies formulated and monitored by our senior management and the banks’ asset/liability committees, which take into account the marketability of assets, the sources and stability of funding, the level of unfunded commitments and potential future loan growth.

We also develop and maintain contingency funding plans, which evaluate our liquidity position under various operating circumstances and allow us to ensure that we would be able to operate through a period of stress when access to normal sources of funding is constrained. The plans project funding requirements during a potential period of stress, specify and quantify sources of liquidity, outline actions and procedures for effectively managing through the problem period, and define roles and responsibilities. The plans are reviewed and approved annually by the Asset Liability Committee.

Our bank subsidiaries’ principal sources of funds are client deposits, wholesale market-based borrowings and capital contributions by the Company. The bank subsidiaries’ also anticipate the availability of large institutional deposits as a key funding source in 2008. Our bank subsidiaries’ principal uses of funds include funding growth in the core asset portfolios, including loans, and to a lesser extent, our investment portfolio, which is used primarily to manage interest rate and liquidity risk. The primary sources of funding for the holding company include dividends received from its bank subsidiaries, and proceeds from the issuance of senior, subordinated and convertible debt, as well as equity. Primary uses of funds for the parent company include repayment of maturing debt, share repurchases, dividends paid to stockholders, interest paid to our debt holders and subsidiary funding through capital and/or debt.

Our core deposits, the most stable source of liquidity due to the nature of long-term relationships generally established with our clients, are available to provide long-term liquidity for our bank subsidiaries. At December 31, 2007, 61.5% of our total assets were funded by core deposits, compared to 62.8% at December 31, 2006. Core deposits for purposes of this ratio are defined to include all deposits, including time deposits, but excluding brokered deposits and public funds. Time deposits are included as core deposits since these deposits have historically not been volatile deposits for us.

While we first look toward internally generated deposits as a funding source, we continue to utilize wholesale funding sources, including brokered deposits, in order to enhance liquidity and to fund our loan growth. In 2008, we expect to continue to rely on brokered deposits as an alternative method of funding growth. Our asset/liability management policy currently limits our use of brokered deposits to levels no more than 40% of total deposits. We do not expect our 40% threshold limitation to encumber our ability to implement our growth plan. Over the past three years, we have reduced our reliance on brokered deposits given strong growth rates in core deposits. Due to our expected accelerated loan growth, and the usual lag between funding that loan growth and capturing core deposits, we expect our 2008 brokered deposit to total deposit levels to increase beyond the levels reflected in the last several years. Brokered deposits declined to 14% of total deposits at December 31, 2007, compared to 17% of total deposits at December 31, 2006.

Liquid assets refer to cash on hand, federal funds sold, as well as available-for-sale securities. Net liquid assets represent the sum of the liquid asset categories less the amount of assets pledged to secure public funds and certain deposits that require collateral. At December 31, 2007, net liquid assets at the bank subsidiaries were $219.3 million, compared to $229.5 million at December 31, 2006, and $331.6 million at December 31, 2005.

Net cash inflows provided by operations were $44.6 million for the year ended December 31, 2007 compared to $29.3 million for the year ended December 31, 2006. Net cash outflows from investing activities were $731.0 million for the year ended December 31, 2007, compared to $486.3 million for prior year. Cash inflows from financing activities for the year ended December 31, 2007 were $671.6 million compared to a net inflow of $474.5 million in 2006.

In the event of short-term liquidity needs, each of the banks may purchase federal funds from correspondent banks. At December 31, 2007, our total availability of overnight fed funds borrowings was $490.0 million, of which we had $226.0 million outstanding. Our total availability of overnight fed funds borrowings is not a committed line of credit, and is dependent upon lender availability. In addition, we currently have available borrowing capacity of $24.75 million under our $25.0 million credit facility with LaSalle Bank. We utilize this credit facility from time to time for general business purposes.

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

The following tables illustrate the estimated interest rate sensitivity and periodic and cumulative gap positions calculated as of December 31, 2007 and 2006.

	December 31, 2007
	Time to Maturity or Repricing
	0-90	91-365	1-5	Over 5
	days	days	years	years	Total
	(dollars in thousands)

Interest-Earning Assets
Net loans	$2,557,201	$438,585	$1,058,869	$74,249	$4,128,904
Investments	27,255	77,634	219,894	205,101	529,884
FHLB stock	7,700	—	—	—	7,700
Fed funds sold	5,745	—	—	—	5,745

Total interest-earning assets	$2,597,901	$516,219	$1,278,763	$279,350	$4,672,233

Interest-Bearing Liabilities
Interest-bearing demand deposits	$7	$—	$—	$157,754	$157,761
Savings deposits	12,309	—	—	—	12,309
Money market deposits	1,581,863	—	—	—	1,581,863
Time deposits	581,687	458,874	126,937	193	1,167,691
Brokered deposits	165,059	226,334	68,078	82,999	542,470
Funds borrowed	249,307	35,000	285,785	91,750	661,842

Total interest-bearing liabilities	$2,590,232	$720,208	$480,800	$332,696	$4,123,936

Cumulative
Rate sensitive assets (RSA)	$2,597,901	$3,114,120	$4,392,883	$4,672,233
Rate sensitive liabilities (RSL)	2,590,232	3,310,440	3,791,240	4,123,936
GAP (GAP=RSA-RSL)	7,669	(196,320)	601,643	548,297
RSA/RSL	100.30%	94.07%	115.87%	113.30%
RSA/Total assets	52.06%	62.40%	88.03%	93.63%
RSL/Total assets	51.91%	66.34%	75.97%	82.64%
GAP/Total assets	0.15%	-3.93%	12.06%	10.99%
GAP/Total RSA	0.16%	-4.20%	12.88%	11.74%

	December 31, 2006
	Time to Maturity or Repricing
	0-90	91-365	1-5	Over 5
	days	days	years	years	Total
	(dollars in thousands)

Interest-Earning Assets
Net loans	$2,115,048	$357,609	$927,626	$61,635	$3,461,918
Investments	14,779	61,353	206,369	208,289	490,790
FHLB stock	5,141	—	—	—	5,141
Fed funds sold	32,546	—	—	—	32,546

Total interest-earning assets	$2,167,514	$418,962	$1,133,995	$269,924	$3,990,395

Interest-Bearing Liabilities
Interest-bearing demand deposits	$—	$—	$—	$152,323	$152,323
Savings deposits	13,977	—	—	—	13,977
Money market deposits	1,561,103	—	—	—	1,561,103
Time deposits	388,757	431,567	113,080	195	933,599
Brokered deposits	199,198	208,358	89,761	92,004	589,321
Funds borrowed	118,983	65,250	148,000	47,500	379,733

Total interest-bearing liabilities	$2,282,018	$705,175	$350,841	$292,022	$3,630,056

Cumulative
Rate sensitive assets (RSA)	$2,167,514	$2,586,476	$3,720,471	$3,990,395
Rate sensitive liabilities (RSL)	2,282,018	2,987,193	3,338,034	3,630,056
GAP (GAP=RSA-RSL)	(114,504)	(400,717)	382,437	360,339
RSA/RSL	94.98%	86.59%	111.46%	109.93%
RSA/Total assets	50.86%	60.70%	87.31%	93.64%
RSL/Total assets	53.55%	70.10%	78.33%	85.18%
GAP/Total assets	-2.69%	-9.40%	8.97%	8.46%
GAP/Total RSA	-2.87%	-10.04%	9.58%	9.03%

The following table shows the estimated impact of immediate 200 and 100 basis point changes in interest rates as of December 31, 2007 and December 31, 2006. The effects are determined through the use of a simulation model based on our interest-earning asset and interest-bearing liability portfolios, assuming the size of these portfolios remains constant throughout the measurement period. The simulation assumes that assets and liabilities accrue interest on their current pricing basis. Assets and liabilities then reprice based on their terms and remain at that interest rate through the end of the measurement period. The model attempts to illustrate the potential change in net interest income if the foregoing occurred.

	December 31, 2007				December 31, 2006
	-200	-100	+100	+200	-200	-100	+100	+200
	Basis	Basis	Basis	Basis	Basis	Basis	Basis	Basis
	Points	Points	Points	Points	Points	Points	Points	Points

Percentage change in net interest income due to an immediate 100 and 200 basis point change in interest rates over a one-year time horizon	-6.8%	-3.4%	2.7%	5.3%	-7.3%	-3.5%	2.2%	4.1%

This table shows that if there had been an instantaneous parallel shift in the yield curve of +100 basis points on December 31, 2007, net interest income would increase by 2.7% over a one-year period, as compared to a net interest income increase of 2.2% if there had been an instantaneous parallel shift of +100 basis points at December 31, 2006. The measurement of a +200 basis point instantaneous parallel shift in the yield curve at December 31, 2007 would result in an increase in net interest income of 5.3% over a one-year period as compared to 4.1% measured on the basis of the December 31, 2006 portfolio. At December 31, 2007, if there had been an instantaneous parallel shift in the yield curve of −100 basis points, we would have suffered a decline in net interest income of 3.4%, as compared to a 3.5% decline measured on the basis of the December 31, 2006 portfolio. At December 31, 2007, if there had been an instantaneous parallel shift in the yield curve of −200 basis points, we would have suffered a decline in net interest income of 6.8%, as compared to a 7.3% decline measured on the basis of the December 31, 2006 portfolio.

Changes in the effect on net interest income from a 100 and 200 basis point movement at December 31, 2007, compared to December 31, 2006 are due to the timing and nature of the repricing of rate sensitive assets to rate sensitive liabilities within the one year time frame.

The table presented above reflects that the Company is incrementally less interest rate sensitive to falling rates and more interest rate sensitive to rising rates at December 31, 2007 as compared to December 31, 2006. The primary factor contributing to the Company becoming slightly less asset sensitive in 2007, is the shorter duration of the Company’s borrowed funds at December 31, 2007 as compared to December 31, 2006, offset by the magnitude of floating rate loans booked. There are several factors contributing to the shortening in the duration of borrowed funds, including our decision to increase the level of our Federal Funds purchased. We also continued to draw on our credit facilities during 2007. These lines charge interest based upon floating rate indices, further shortening our funding duration. As the absolute level of short-term rates has dropped during 2007, more of our loans are approaching or hitting their floors, which has the result of moderating further rate sensitivity in falling rates.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2007 that have materially affected or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

Report on Management’s Assessment of Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of internal control over financial reporting as of December 31, 2007, which is included elsewhere herein.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information regarding our directors is included in our Proxy Statement for our 2008 Annual Meeting of Stockholders (the “Proxy Statement”) under the heading “Election of Directors” and the information included therein is incorporated herein by reference. Information regarding our executive officers is included in “Part I., Item 1. Business” of this report.

Information regarding our directors’ and executive officers’ compliance with Section 16(a) of the Exchange Act is included in the Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” and the information included therein is incorporated herein by reference.

Information regarding the Nominating and Corporate Governance Committee of our Board of Directors and the procedures by which our stockholders may recommend nominees to our Board of Directors, and information regarding the Audit Committee of our Board of Directors and its “audit committee financial expert”, is included in the Proxy Statement under the heading “Corporate Governance” and is incorporated herein by reference.

We have adopted a Code of Ethics as required by the NASDAQ listing standards and the rules of the SEC. The Code of Ethics applies to all of our directors, officers, including our Chief Executive Officer and Chief Financial Officer, and employees. The Code of Ethics is publicly available on our website at www.pvtb.com. If we make substantive amendments to the Code of Ethics or grant any waiver, including any implicit waiver, that applies to any of our directors or executive officers, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8-K in accordance with applicable NASDAQ and SEC rules.

ITEM 11.	EXECUTIVE COMPENSATION

Information regarding compensation of our executive officers and directors is included in the Proxy Statement under the headings “Compensation Discussion and Analysis”, “Executive Compensation”, and “Director Compensation” and the information included therein is incorporated herein by reference.

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

Information regarding security ownership of certain beneficial owners and management is included in the Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners, Directors and Executive Officers” and the information included therein is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related party transactions is included in our Proxy Statement under the heading “Transactions with Related Persons” and the information included therein is incorporated herein by reference. Information regarding our directors and their independence is included in the Proxy Statement under the heading “Corporate Governance—Director Independence” and the information included therein is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding the fees we paid our independent accountants, Ernst & Young LLP, during 2007 is included in the Proxy Statement under the heading “Principal Accounting Firm Fees” and the information included therein is incorporated herein by reference.

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

(a)(3) Exhibits

EXHIBIT
NO.	DESCRIPTION OF EXHIBITS

3.1	Certificate of amendment of the Amended and Restated Certificate of Incorporation of PrivateBancorp, Inc., as amended (filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2004 (File No. 000-25887) and incorporated herein by reference).
3.2	Amended and Restated Certificate of Incorporation of PrivateBancorp, Inc., as amended (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003 (File No. 000-25887) and incorporated herein by reference).
3.3	Amended and Restated By-laws of PrivateBancorp, Inc. (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2007 (File No. 000-25887) and incorporated herein by reference).
3.4	Certificate of Designation of Series A Junior Nonvoting Preferred Stock of PrivateBancorp, Inc.(1)
4.1	Certain instruments defining the rights of the holders of long-term debt of the Company and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis, have not been filed as exhibits. The Company hereby agrees to furnish a copy of any of these agreements to the SEC upon request.
4.2	Indenture, dated March 14, 2007, between the Company and LaSalle Bank National Association, as Trustee (filed as an exhibit to the Company’s Current Report on Form 8-K dated March 14, 2007 (File No. 000-25887) and incorporated herein by reference).
4.3	Form of 3-5/8% Contingent Convertible Senior Note due 2027 (included in Exhibit 4.2).
4.4	Registration Rights Agreement dated March 14, 2007 between the Company and the Initial Purchaser (filed as an exhibit to the Company’s Current Report on Form 8-K dated March 14, 2007 (File No. 000-25887) and incorporated herein by reference).
4.5	Form of Preemptive and Registration Rights Agreement dated as of November 26, 2007 (filed as an exhibit to the Company’s Current Report on Form 8-K dated November 26, 2007 (File No. 000-25887) and incorporated herein by reference).
10.1	Form of Stock Purchase Agreement dated as of November 26, 2007 between PrivateBancorp, Inc. and the Purchasers named therein (filed as an exhibit to the Company’s Current Report on Form 8-K dated November 26, 2007 (File No. 000-25887) and incorporated herein by reference).
10.2	PrivateBancorp, Inc. Amended and Restated Stock Incentive Plan (filed as Appendix A to the Company’s Proxy Statement for its 2000 Annual Meeting of Stockholders (File No. 000-25887) and incorporated herein by reference).*
10.3	PrivateBancorp, Inc. Incentive Compensation Plan, as amended (filed as Appendix A to the Company’s Proxy Statement for its 2005 Annual Meeting of Stockholders (File No. 000-25887) and incorporated herein by reference).*
10.4	PrivateBancorp, Inc. Deferred Compensation Plan (filed as an exhibit to the Company’s Form S-8 Registration Statement (File No. 333-104807) and incorporated herein by reference).*
10.5	PrivateBancorp, Inc. Strategic Long-Term Incentive Plan (filed as an exhibit to the Company’s Form S-8 Registration Statement (File No. 333-147451) and incorporated herein by reference).*

EXHIBIT
NO.	DESCRIPTION OF EXHIBITS

10.6	Employment Term Sheet Agreement between Ralph B. Mandell and PrivateBancorp, Inc. dated December 14, 2007*(1)
10.7	Employment Term Sheet Agreement among Larry D. Richman, PrivateBancorp, Inc. and The PrivateBank and Trust Company dated October 31, 2007*(1)
10.8	Employment Term Sheet Agreement among Karen B. Case, PrivateBancorp, Inc. and The PrivateBank and Trust Company dated October 29, 2007*(1)
10.9	Employment Term Sheet Agreement among Bruce R. Hague, PrivateBancorp, Inc. and The PrivateBank and Trust Company dated October 25, 2007*(1)
10.10	Employment Term Sheet Agreement among Dennis L. Klaeser, PrivateBancorp, Inc. and The PrivateBank and Trust Company dated December 12, 2007*(1)
10.11	Employment Term Sheet Agreement among Bruce S. Lubin, PrivateBancorp, Inc. and The PrivateBank and Trust Company dated October 25, 2007*(1)
10.12	Employment Term Sheet Agreement among Jay B. Williams, PrivateBancorp, Inc. and The PrivateBank -Wisconsin dated December 12, 2007*(1)
10.13	Employment Term Sheet Agreement among Richard C. Jensen, PrivateBancorp, Inc. and The PrivateBank -St. Louis dated November 19, 2007*(1)
10.14	Form of Indemnification Agreement by and between PrivateBancorp, Inc. and its directors and executive officers (filed as an exhibit to the Company’s Form S-1 Registration Statement (File No. 333-77147) and incorporated herein by reference).*
10.15	Amended and Restated Loan and Subordinated Debenture Purchase Agreement dated as of September 29, 2005 by and between PrivateBancorp, Inc. and LaSalle Bank National Association (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (File No. 000-25887) and incorporated herein by reference).
10.16	First Amendment to Amended and Restated Loan and Subordinated Debenture Purchase Agreement dated December 12, 2006 (filed as an exhibit to the Company’s Annual report of Form 10-K for the year ended December 31, 2006 (File No. 000-25887) and incorporated herein by reference)
10.17	Second Amendment to Amended and Restated Loan and Subordinated Debenture Purchase Agreement by and between PrivateBancorp, Inc. and LaSalle Bank National Association dated April 3, 2007(1)
10.18	Third Amendment to Amended and Restated Loan and Subordinated Debenture Purchase Agreement by and between PrivateBancorp, Inc. and LaSalle Bank National Association dated December 31, 2007(1)
10.19	Form of Inducement Performance Share Award Agreement pursuant to the PrivateBancorp, Inc. Strategic Long-Term Incentive Compensation Plan*(1)
10.20	Form of Nonqualified Inducement Performance Stock Option Agreement pursuant to the PrivateBancorp, Inc. Strategic Long-Term Incentive Compensation Plan*(1)
10.21	Form of Nonqualified Inducement Time-Vested Stock Option Agreement pursuant to the PrivateBancorp, Inc. Strategic Long-Term Incentive Compensation Plan*(1)
10.22	Form of Incentive Stock Option Agreement pursuant to the PrivateBancorp, Inc. Incentive Compensation Plan (filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 000-25887) and incorporated herein by reference).*

EXHIBIT
NO.	DESCRIPTION OF EXHIBITS

10.23	Form of Director Stock Option Agreement pursuant to the PrivateBancorp, Inc. Incentive Compensation Plan (filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 000-25887) and incorporated herein by reference).*
10.24	Form of Non-qualified Stock Option Agreement pursuant to the PrivateBancorp, Inc. Incentive Compensation Plan. (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 000-25887) and incorporated herein by reference).*
10.25	Form of Restricted Stock Award Agreement pursuant to the PrivateBancorp, Inc. Incentive Compensation Plan. (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 000-25887) and incorporated herein by reference).*
21.1	Subsidiaries of the Registrant(1)
23.1	Consent of Ernst & Young LLP(1)
24.1	Powers of Attorney (set forth on signature page)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
32.2	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

(1)	Filed herewith.
*	Indicates management contracts or compensatory plans or arrangements required to be filed as an exhibit.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of PrivateBancorp, Inc.

We have audited PrivateBancorp, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). PrivateBancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report on Management’s Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, PrivateBancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of PrivateBancorp, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 of PrivateBancorp, Inc. and our report dated February 28, 2008 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Chicago, Illinois
February 28, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of PrivateBancorp, Inc.

We have audited the accompanying consolidated balance sheets of PrivateBancorp, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of PrivateBancorp, Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PrivateBancorp, Inc. and subsidiaries as of December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with the U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Oversight Board (United States), PrivateBancorp, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2008 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Chicago, Illinois
February 28, 2008

PRIVATEBANCORP, INC.AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
As of December 31, 2007 and 2006
(In thousands, except per share data)

	December 31,
	2007	2006

Assets
Cash and due from banks	$51,331	$42,428
Fed funds sold and other short-term investments	13,220	36,969

Total cash and cash equivalents	64,551	79,397

Loans held for sale	19,358	14,515
Securities, at fair value	538,730	496,782
Loans net of unearned discount	4,177,795	3,499,988
Allowance for loan losses	(48,891)	(38,069)

Net loans	4,128,904	3,461,919

Goodwill	93,341	93,043
Premises and equipment, net	25,600	21,413
Accrued interest receivable	24,144	23,490
Other assets	95,577	73,865

Total assets	$4,990,205	$4,264,424

Liabilities and Stockholders’ Equity
Demand deposits:
Non-interest-bearing	$299,043	$300,689
Interest-bearing	157,761	152,323
Savings and money market deposit accounts	1,594,172	1,575,080
Brokered deposits	542,470	589,321
Other time deposits	1,167,692	933,600

Total deposits	3,761,138	3,551,013

Funds borrowed	560,809	281,733
Junior subordinated deferrable interest debentures held by trusts that issued guaranteed capital debt securities	101,033	101,033
Accrued interest payable	16,134	16,071
Other liabilities	50,298	17,450

Total liabilities	$4,489,412	$3,967,300

Stockholders’ Equity
Preferred stock, 1,000,000 shares authorized	41,000	—
Common stock, without par value, $1 stated value; 39,000,000 shares authorized; 28,439,447 and 20,035,050 shares issued and outstanding as of December 31, 2007 and December 31, 2006, respectively	27,225	21,481
Treasury stock, 235,397 shares repurchased as of December 31, 2007	(13,559)	(5,254)
Additional paid-in-capital	311,989	153,487
Retained earnings	126,204	121,539
Accumulated other comprehensive income	7,934	5,871

Total stockholders’ equity	500,793	297,124

Total liabilities and stockholders’ equity	$4,990,205	$4,264,424

Note: All previously reported share and per share data has been restated to reflect the adoption of SFAS No. 123(R),“Share Based Payment”

The accompanying notes to consolidated financial statements are an integral part of these statements.

PRIVATEBANCORP, INC.AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2007, 2006 and 2005
(In thousands, except per share data)

	Year Ended December 31,
	2007	2006	2005

Interest income
Loans, including fees	$282,979	$228,816	$139,613
Federal funds sold and interest bearing deposits	1,011	722	500
Securities:
Taxable	14,584	17,776	26,582
Exempt from Federal income taxes	9,350	9,997	9,849

Total interest income	307,924	257,311	176,544

Interest expense
Deposits:
Interest-bearing demand	1,959	1,744	864
Savings and money market deposit accounts	68,446	55,193	30,562
Brokered deposits and other time deposits	83,640	65,474	31,223
Funds borrowed	19,393	11,093	13,367
Junior Subordinated deferrable interest Debentures held by trusts that issued guaranteed capital debt securities	6,364	6,333	4,128

Total interest expense	179,802	139,837	80,144

Net interest income	128,122	117,474	96,400
Provision for loan losses	16,934	6,836	6,538

Net interest income after provision for loan losses	111,188	110,638	89,862

Non-interest income
The PrivateWealth Group fee revenue	16,188	13,855	9,945
Mortgage banking income	4,528	3,339	3,886
Other income	5,210	6,278	4,276
Securities gains (losses), net	348	(374)	499
Gains on interest rate swap	—	64	404

Total non-interest income	26,274	23,162	19,010

Non-interest expense
Salaries and employee benefits	71,219	43,930	36,311
Occupancy expense, net	13,204	9,755	7,517
Professional fees	11,876	6,813	4,551
Wealth management fees	3,432	2,665	1,079
Marketing	6,099	4,291	3,549
Data processing	4,206	3,316	2,832
Amortization of intangibles	966	628	411
Insurance	1,937	1,319	1,095
Other non-interest expense	9,470	6,349	5,341

Total non-interest expense	122,409	79,066	62,686

Minority interest expense	363	330	307

Income before income taxes	14,690	54,404	45,879

Income tax provision	2,883	16,558	14,965

Net income	$11,807	$37,846	$30,914

Preferred Stock Dividends	107	—	—

Net Income available to Common Shareholders	$11,700	$37,846	$30,914

Basic earnings per share	$0.54	$1.83	$1.53
Diluted earnings per share	$0.53	$1.76	$1.46

Note: The accompanying notes to consolidated financial statements are an integral part of these statements.

PRIVATEBANCORP, INC.AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2007, 2006 and 2005
(In thousands, except per share data)

				Additional		Accumulated Other
	Preferred	Common	Treasury	paid-in-	Retained	Comprehensive	Total
	Stock	Stock	Stock	capital	Earnings	Income (Loss)	Equity

Balance January 1, 2005	—	$19,986	$(2,207)	$108,000	$64,086	$7,056	$196,921
Net income	—	—	—	—	30,914	—	30,914
Net increase in fair value of securities classified as available-for-sale, net of income taxes and reclassification adjustments	—	—	—	—	—	378	378

Total comprehensive income	—	—	—	—	30,914	378	31,292

Cash dividends declared ($0.18 per share)	—	—	—	—	(3,726)	—	(3,726)
Issuance of common stock	—	458		8,106	—	—	8,564
Acquisition of Treasury Stock	—	48	(521)	184	—	—	(289)
Share-based payment expense	—	—	—	4,702	—	—	4,702
Excess tax benefit	—	—	—	1,165	—	—	1,165

Balance December 31, 2005	$—	$20,492	$(2,728)	$122,157	$91,274	$7,434	$238,629

Balance January 1, 2006	$—	$20,492	$(2,728)	$122,157	$91,274	$7,434	$238,629
SAB 108 Adjustment January 1, 2006	—	—	—	—	(2,480)	—	(2,480)

Adjusted Balance January 1, 2006	$—	$20,492	$(2,728)	$122,157	$88,794	$7,434	$236,149

Net income	—	—	—	—	37,846	—	37,846
Net decrease in fair value of securities classified as available-for-sale, net of income taxes and reclassification adjustments	—	—	—	—	—	(1,563)	(1,563)

Total comprehensive income	—	—	—	—	37,846	(1,563)	36,283

Cash dividends declared ($0.24 per share)	—	—	—	—	(5,101)	—	(5,101)
Issuance of common stock	—	933		25,485	—	—	26,418
Acquisition of Treasury Stock	—	56	(2,526)	550	—	—	(1,920)
Share-based payment expense	—	—	—	4,344	—	—	4,344
Excess tax benefit	—	—	—	951	—	—	951

Balance December 31, 2006	$—	$21,481	$(5,254)	$153,487	$121,539	$5,871	$297,124

Balance January 1, 2007	$—	$21,481	$(5,254)	$153,487	$121,539	$5,871	$297,124
Net income	—	—	—	—	11,807	—	11,807
Net increase in fair value of securities classified as available-for-sale, net of income taxes and reclassification adjustments	—	—	—	—	—	2,063	2,063

Total comprehensive income	—	—	—	—	11,807	2,063	13,870

Common stock dividends declared ($0.30 per share)	—	—	—	—	(7,035)	—	(7,035)
Preferred Stock dividend declared	—	—	—	—	(107)	—	(107)
Issuance of common stock	—	5,699	—	150,278	—	—	155,977
Issuance of preferred stock	41,000	—	—	—	—	—	41,000
Acquisition of Treasury Stock	—	45	(8,305)	592	—	—	(7,668)
Share-based payment expense	—	—	—	7,350	—	—	7,350
Excess tax benefit	—	—	—	282	—	—	282

Balance December 31, 2007	$41,000	$27,225	$(13,559)	$311,989	$126,204	$7,934	$500,793

Note: The accompanying notes to consolidated financial statements are an integral part of these statements.

PRIVATEBANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2007, 2006 and 2005
(In thousands)

	Year Ended December 31,
	2007	2006	2005

Cash flows from operating activities
Net income	$11,807	$37,846	$30,914
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,924	4,080	3,968
Provision for loan losses	16,934	6,836	6,538
Net (gain) losses on sale of securities	(348)	374	(499)
Gains on interest rate swap	—	(64)	(404)
Net (increase) decrease in loans held for sale	(4,844)	(9,246)	3,241
Increase (decrease) in deferred loan fees	917	(738)	(555)
Share-based payment expense	7,350	4,344	4,702
Increase in accrued interest receivable	(654)	(5,626)	(4,172)
Increase in accrued interest payable	62	7,304	4,814
(Increase) decrease in other assets	(23,426)	4,455	(12,811)
Increase (decrease) in other liabilities	32,846	(20,220)	(719)

Total adjustments	32,761	(8,501)	4,103

Net cash provided by operating activities	44,568	29,345	35,017

Cash flows from investing activities
Proceeds from maturities, paydowns and sales of available-for-sale securities	101,749	212,970	142,248
Purchases of available-for-sale securities	(140,176)	(114,418)	(144,384)
Redemption of FHLB Chicago Stock	—	138,506	77,602
Net loan principal advanced	(684,496)	(690,031)	(639,638)
Acquisition of The PrivateBank – Michigan net of cash and cash equivalents acquired	—	—	(48,483)
Acquisition of The PrivateBank – Georgia net of cash and cash equivalents acquired	—	(20,438)	—
Premises and equipment expenditures	(8,111)	(12,900)	(7,733)

Net cash used in investing activities	(731,034)	(486,311)	(620,388)

Cash flows from financing activities
Net increase in total deposits	210,076	541,794	676,850
Proceeds from exercise of stock options	2,005	2,336	1,169
Proceeds from issuance of Common Shares	154,607	—	7,565
Acquisition of treasury stock	(8,305)	(2,526)	(521)
Proceeds from issuance of Preferred Stock	41,000	—	—
Dividends paid	(7,142)	(5,101)	(3,727)
Issuance of debt related to Acquisition of The PrivateBank –Michigan	—	—	58,795
Excess tax benefits	282	1,438	1,166
Issuance of debt	518,380	257,955	346,717
Repayment of debt	(239,283)	(320,930)	(491,489)
Other equity transactions, net	—	(472)	61

Net cash provided by financing activities	671,620	474,494	596,586

Net change in cash and cash equivalents	(14,846)	17,528	11,215
Cash and cash equivalents at beginning of year	79,397	61,869	50,654

Cash and cash equivalents at end of year	$64,551	$79,397	$61,869

Cash paid during year for:
Interest	$179,740	$132,533	$75,214
Income taxes	13,725	30,534	21,333

Note: The accompanying notes to consolidated financial statements are an integral part of these statements.

PRIVATEBANCORP, INC. AND SUBSIDIARIES

NOTE 1—	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

a.	Nature of Operations

PrivateBancorp, Inc. (“Private Bancorp” or the “Company”) was organized as a Delaware corporation in 1989 to serve as the holding company for The PrivateBank – Chicago, a de novo bank. We completed our initial public offering in June of 1999. We currently have five bank subsidiaries that operate through 20 offices in Chicago, suburban Detroit, St. Louis, Milwaukee, Kansas City, Atlanta, Cleveland and Minneapolis. PrivateBancorp provides its clients with premier middle market commercial and commercial real estate banking services, private banking and wealth management services through our PrivateWealth Group which includes Lodestar, an asset management company and subsidiary of The PrivateBank – Chicago. PrivateBancorp clients also have access to mortgage loans offered through The PrivateBank Mortgage Company, a subsidiary of PrivateBancorp.

We have grown our business organically as well as through the acquisition of existing banks in new markets and the establishment of de novo banks and new offices in new markets. PrivateBancorp, Inc. completed its most recent acquisition on December 13, 2006, when we purchased Piedmont Bancshares, Inc., and its subsidiary, Piedmont Bank of Georgia, now referred to as The PrivateBank – Georgia. The acquisition was accounted for under the purchase method of accounting; thus the Company’s Consolidated Balance Sheet at December 31, 2006 includes the assets and liabilities of The PrivateBank – Georgia at that date; however, The PrivateBank – Georgia’s results of operations prior to the effective acquisition date are not included in the accompanying consolidated financial statements. Our newest de novo bank, The PrivateBank – Kansas City (in organization), opened in March of 2007 as an office of The PrivateBank – St. Louis and its results of operations are included in the results of operations of The PrivateBank – St. Louis. In addition to private banking services, clients of The PrivateBank – Kansas City also have access to our wealth management products and services. The Company has received conditional OTS approval for The PrivateBank – Kansas City’s federal savings bank charter, and the application remains subject to approval from the FDIC and Federal Reserve Bank of Chicago. During the fourth quarter 2007, we opened a business development office in Cleveland, Ohio and in January 2008, we opened a business development office in Minneapolis, Minnesota.

b.	Consolidation

The consolidated financial statements of the Company and subsidiaries include the accounts of the Company and its wholly owned subsidiaries, The PrivateBank – Chicago, which includes Lodestar, The PrivateBank – St. Louis, which includes The PrivateBank – Kansas City, The PrivateBank – Wisconsin, The PrivateBank – Michigan, The PrivateBank – Georgia, and The PrivateBank Mortgage Company. Significant intercompany accounts and transactions have been eliminated in the preparation of these statements.

c.	Statement of Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold and other short-term investments. Generally, federal funds are sold for one-day periods, but not longer than 30 days. Short-term investments mature in less than 30 days.

d.	Securities

Available-for-sale securities are intended to be invested for an indefinite period but may be sold in response to events we expect to occur in the foreseeable future. Securities available-for-sale are recognized on a trade date basis and are reported at fair value, with unrealized gains and losses, net of taxes, reported as adjustments to other comprehensive income in a separate component of stockholders’

PRIVATEBANCORP, INC. AND SUBSIDIARIES—(Continued)

equity. Any decline in fair value of securities that is deemed other than temporary is charged against current period earnings. At December 31, 2007 and 2006, all debt securities were classified as available-for-sale. FHLB stock is an equity investment included in the securities line on the balance sheet and not classified as “available-for-sale”.

Premium amortization and discount accretion on securities are included in interest income on securities using the effective interest rate method. Premium amortizations totaled $3.1 million, $3.2 million, and $6.0 million for the years ended December 31, 2007, 2006, and 2005, respectively. Discount accretion totaled $2.2 million, $1.8 million, and $1.7 million at December 31, 2007, 2006, and 2005, respectively. The specific identification method is used to record gains and losses on the sale of available-for-sale securities.

e.	Loans

Loans are generally reported at the principal amount outstanding, net of unearned income. Loan origination and commitment fees, offset by certain direct loan origination costs, are deferred and the net amount amortized as an adjustment of the related loan’s yield. The Company is generally amortizing these amounts over the contractual life of the related loans.

Loans are placed on non-accrual status when, in the opinion of management, there are doubts as to the collectability of interest or principal, or when principal or interest is past due 90 days or more and the loan is not well secured and in the process of collection. All loans classified as non-accrual are considered to be impaired. Any shortfall in the estimated value of an impaired loan compared with the recorded investment of the loan is identified as an allocated portion of the allowance for loan losses and is one of the factors considered by management in its overall assessment of the adequacy of the allowance for loan losses. Interest previously accrued in the current year but not collected is reversed and charged against interest income at the time the related loan is placed on non-accrual status. Unpaid interest accrued in prior years is charged against the allowance for loan losses. Interest payments received on impaired loans are recorded as reductions of principal if principal payment is doubtful. Infrequently, loans are restructured due to a borrower experiencing financial difficulties. For economic or legal reasons, we grant a concession to the borrower that we would otherwise not consider, and account for these loans as a troubled debt restructuring (TDR). TDRs may include certain modifications of terms of loans, receipts of assets from debtors in partial or full satisfaction of loans, or a combination of both. Restructured loans classified as TDRs are accounted for in accordance with Statements of Financial Accounting Standards (“SFAS”) 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings”, and SFAS 114.

f.	Allowance for Loan Losses

The allowance for loan losses is determined by management based on factors such as past loan loss experience, known and inherent risks in the loan portfolio, the estimated value of any underlying collateral, prevailing economic conditions and other factors and estimates which are subject to change over time. Management adjusts the allowance for loan losses by recording a provision for loan losses in an amount sufficient to maintain the allowance at a level commensurate with management’s assessment of the risks in the loan portfolio. Loans are charged off when deemed to be uncollectable by management.

g.	Loans Held for Sale

Loans originated and intended for sale in the secondary market are classified as held for sale and reported at the lower of aggregate cost or market value, with unrealized losses, if any, recorded by a charge to income. Fair value is determined based on quoted market rates or, in the case where a firm

PRIVATEBANCORP, INC. AND SUBSIDIARIES—(Continued)

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

The Company accounts for derivatives in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” which requires that all derivative instruments be recorded in the balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as a hedge and further, on the type of hedge. The Company is also required to recognize certain contracts and commitments, including certain commitments to fund mortgage loans held-for-sale, as derivatives when the characteristics of those contracts and commitments meet the definition of a derivative. These interest rate locks and forward commitments are valued at zero at the inception date and subsequently adjusted for changes in market value resulting from changes in market interest rates. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument based on the exposure being hedged as a fair value or cash flow hedge. Fair value hedges are accounted for by recording the fair value of the derivative instrument and the fair value related to the risk being hedged of the hedged asset or liability on the balance sheet with corresponding offsets recorded in the statement of income. Derivative instruments that do not qualify as hedges pursuant to SFAS 133 are reported on the balance sheet at fair value and the changes in fair value are recognized in earnings as non-interest income during the period of the change. Commitments to fund mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of these mortgage loans are accounted for as derivatives not qualifying for hedge accounting. Fair values of these mortgage derivatives are estimated based on changes in mortgage rates from the date of the commitments. Changes in the fair values of these derivatives are included in mortgage banking revenue.

j.	Bank Premises and Equipment

Bank premises and equipment are stated at cost less accumulated depreciation and amortization. For financial reporting purposes, depreciation is computed using the straight-line method over the estimated useful lives of the assets. At December 31, 2007, the range of estimated useful lives of depreciable assets was between 3 and 38.5 years.

k.	Income Taxes

The Company and its subsidiaries file a consolidated Federal income tax return. The subsidiaries provide for income taxes on a separate return basis and remit to the Holding Company amounts determined to be currently payable.

PRIVATEBANCORP, INC. AND SUBSIDIARIES—(Continued)

Income tax expense is recorded based on the liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using currently enacted tax rates in effect for the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Please see note “u” below for discussion of our accounting policy with respect to FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”)

l.	Earnings per Share

Basic earnings per common share are determined by dividing earnings by the weighted average number of common shares outstanding. For diluted earnings per common share, net income available to common shareholders can be affected by the conversion of the registrant’s convertible preferred stock and contingent convertible senior notes. Where the effect of this conversion would be dilutive, net income available to common shareholders is adjusted by the associated preferred dividends and the after tax amount of interest recognized in the period associated with the contingent convertible senior notes. This adjusted net income is divided by the weighted average number of common shares issued and outstanding for each period plus amounts representing the dilutive effect of stock options outstanding, restricted stock and the dilution resulting from the conversion of the registrant’s convertible preferred stock and contingent convertible senior notes, if applicable. The effects of convertible preferred stock, contingent convertible senior notes, restricted stock, and stock options are excluded from the computation of diluted earnings per common share in periods in which the effect would be antidilutive. All previously reported share and per share data in these financial statements has been restated to reflect the 2-for-1 stock split that occurred on May 31, 2004 and the adoption of SFAS No. 123(R), “Share Based Payment”.

m.	Accumulated Other Comprehensive Income

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

o.	Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Other intangible assets, which are included in other assets, represent purchased assets that also lack physical substance but can be separately distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged, either on its own or in combination with a related contract, asset, or liability. Goodwill impairment testing is performed annually, or more frequently if certain indicators arise. Goodwill is “pushed down” to each acquired entity. Fair values of reporting units are determined using either market-based valuation multiples for comparable businesses if available, or discounted cash flow analyses based on internal financial forecasts. If the fair

PRIVATEBANCORP, INC. AND SUBSIDIARIES—(Continued)

value of a reporting unit exceeds its net book value, goodwill is considered not to be impaired. There was no goodwill or intangible impairment at December 31, 2007.

Intangible assets with finite lives include those associated with deposits, customer intangibles and wealth management intangibles. Intangible assets are subject to impairment testing whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Deposit intangibles related to the acquisitions of Johnson Bank Illinois, The PrivateBank – Michigan and The PrivateBank – Georgia are primarily amortized over a period not to exceed 10 years using an accelerated amortization method. Customer intangibles related to the acquisition of Lodestar are amortized over a 15 year period and wealth management intangibles related to the acquisition of The PrivateBank – Michigan are amortized over a 10 year period, both using an accelerated method of amortization. Amortization expense for intangibles is recognized in non-interest expense.

p.	Reclassifications

Certain reclassifications have been made to prior periods’ consolidated financial statements to place them on a basis comparable with the current period’s consolidated financial statements.

q.	Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R) (revised 2004), “Share Based Payment.” This statement requires use of the fair value method of accounting for share-based payment transactions with employees. With the adoption of SFAS No. 123(R) effective January 1, 2006, the Company began accounting for stock options under the fair value method of accounting and estimating expected forfeitures of stock grants instead of its previous practice of accounting for forfeitures as they occurred. The Company elected the modified-retrospective-transition method, which resulted in the restatement of prior periods by recognizing compensation cost in the amounts previously reported in the pro forma footnote disclosures. Compensation cost recognized includes the cost of all share-based payments granted, but not yet fully vested in all periods presented.

Prior to January 1, 2006, the Company accounted for its stock-based employee compensation plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, as permitted by SFAS No. 123(R), “Accounting for Stock-Based Compensation.” No stock based employee compensation was recognized in the Consolidated Statements of Income in periods prior to the restatements under SFAS No. 123(R), as all options granted under the Company’s compensation plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options and vesting of restricted shares as operating cash flows in the Statement of Cash Flows. SFAS No. 123(R) requires the cash flows resulting from the tax benefits of these tax deductions in excess of the compensation cost recognized for those share-based payments (the excess tax benefits) be classified as financing cash flows. The excess tax benefit in financing cash flows was $282,000 in 2007 and $1.4 million in 2006.

See Note 11 below for more information.

r.	Advertising Costs

All advertising costs incurred by the Company are expensed in the period in which they are incurred.

PRIVATEBANCORP, INC. AND SUBSIDIARIES—(Continued)

s.	Business Combinations

The Johnson Bank Illinois acquisition in 2000, the Bloomfield Hills Bancorp (“BHB”) acquisition on June 20, 2005, and Piedmont Bancshares Inc. (“PBI”) acquisition on December 13, 2006 were accounted for as purchases. All assets and liabilities were adjusted to fair value as of the effective date of the merger creating goodwill, which was pushed-down to The PrivateBank – Chicago in the Johnson Bank acquisition and down to The PrivateBank – Michigan in the BHB acquisition, and to The PrivateBank – Georgia in the PBI acquisition. In connection with the acquisitions, the Company recorded premiums and discounts to mark-to-market the fair value of loans, deposits and FHLB advances, as applicable. These premiums and discounts are being recognized in the statements of income as yield adjustments to interest income on loans, interest expense on deposits and interest expense on FHLB advances and ended in February of 2007 for Johnson Bank, will end in October of 2012 for BHB, and in December 2011 for PBI.

t.	Stock Repurchases

Acquisitions of the Company’s common stock are recorded using the cost method, which results in debiting the Treasury stock account for the reacquisition cost and in reporting this account as a deduction from the total paid-in-capital and retained earnings on the consolidated balance sheet.

u.	New Accounting Pronouncements

In June 2006, the FASB issued FIN 48. This interpretation prescribes a consistent recognition threshold and measurement attribute, as well as criteria for subsequently recognizing, derecognizing and measuring such tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. Adoption of FIN 48 as of January 1, 2007 did not impact the Company’s consolidated financial position or results of operations.

Effective January 1, 2007, the Company adopted the Emerging Issues Task Force (“EITF”) Issue 06-5, “Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4,” which explains how to determine the amount that can be realized from a life insurance contract. It also requires that if the contract provides for a greater surrender value if all individual policies in a group are surrendered at the same time, that the surrender value be determined based on the assumption that policies will be surrendered on an individual basis. In addition, the cash surrender value should not be discounted when contractual limitations on the ability to surrender a policy exist. EITF 06-5 also requires that fixed amounts that are recoverable by the policyholder in future periods over one year from the surrender of the policy be recognized at their present value. Adoption of EITF Issue 06-5 as of January 1, 2007 did not impact the Company’s consolidated financial position or results of operations.

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

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements,” to provide guidance on how to measure fair value, which would apply broadly to financial and non-financial assets and liabilities that are measured at fair value under other authoritative accounting pronouncements. The statement defines fair value, provides a hierarchy that prioritizes inputs that should

PRIVATEBANCORP, INC. AND SUBSIDIARIES—(Continued)

be used in valuation techniques used to measure fair value, and expands current disclosures about the use of fair value to measure assets and liabilities. The disclosures focus on the methods used for the measurements and their effect on earnings and would apply whether the assets were measured at fair value in all periods, such as trading securities, or in only some periods, such as for impaired assets. A transition adjustment would be recognized as a cumulative-effect adjustment to beginning retained earnings for the fiscal year in which the statement is initially adopted. This adjustment is measured as the difference between the carrying amounts and the fair values of those financial instruments at the date of adoption. The statement is effective for fiscal years beginning after November 15, 2007 (or January 1, 2008 for calendar-year companies) and interim periods within those fiscal years. The Company will adopt the statement on January 1, 2008. The fair value disclosures required by this statement will be effective for the first interim period in which the statement is adopted. The Corporation adopted SFAS 157 on January 1, 2008, and the adoption did not have a material impact on financial condition, results of operations, or liquidity.

In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). The statement gives companies the option, at specified election dates, to measure certain financial assets and liabilities at fair value. The election may be applied to financial assets and liabilities on an instrument by instrument basis, is irrevocable, and may only be applied to entire instruments. Unrealized gains and losses on instruments for which the fair value option has been elected will be reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Corporation adopted SFAS 159 on January 1, 2008, and the adoption did not have a material impact on financial condition, results of operations, or liquidity as we did not elect the fair value option for any of our financial assets or liabilities.

In December 2007, the FASB issued SFAS 141(R), “Business Combinations”. SFAS 141(R) will significantly change how entities apply the acquisition method to business combinations. The most significant changes affecting how the Corporation will account for business combinations under this Statement include: the acquisition date will be date the acquirer obtains control; all (and only) identifiable assets acquired, liabilities assumed, and noncontrolling interests in the acquiree will be stated at fair value on the acquisition date; assets or liabilities arising from noncontractual contingencies will be measured at their acquisition date fair value only if it is more likely than not that they meet the definition of an asset or liability on the acquisition date; adjustments subsequently made to the provisional amounts recorded on the acquisition date will be made retroactively during a measurement period not to exceed one year; acquisition-related restructuring costs that do not meet the criteria in SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities , will be expensed as incurred; transaction costs will be expensed as incurred; reversals of deferred income tax valuation allowances and income tax contingencies will be recognized in earnings subsequent to the measurement period; and the allowance for loan losses of an acquiree will not be permitted to be recognized by the acquirer. Additionally, SFAS 141(R) will require new and modified disclosures surrounding subsequent changes to acquisition-related contingencies, contingent consideration, noncontrolling interests, acquisition-related transaction costs, fair values and cash flows not expected to be collected for acquired loans, and an enhanced goodwill rollforward.

The Company will be required to prospectively apply SFAS 141(R) to all business combinations completed on or after January 1, 2009. Early adoption is not permitted. For business combinations in which the acquisition date was before the effective date, the provisions of SFAS 141(R) will apply to the subsequent accounting for deferred income tax valuation allowances and income tax contingencies and will require any changes in those amounts to be recorded in earnings. The Company is currently evaluating the effects that SFAS 141(R) will have on the financial condition, results of operations, liquidity, and the disclosures that will be presented in the consolidated financial statements.

PRIVATEBANCORP, INC. AND SUBSIDIARIES—(Continued)

NOTE 2—	OPERATING SEGMENTS

During the fourth quarter 2007, we aggregated our geographical banking segments into one Banking segment in accordance with paragraph 17 of FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information (“Statement 131”). As explained in the section captioned “Business,” changes in management made during the quarter modified the way management views its business segments. All geographical banking locations, whose operations are very similar, whose economic performance we measure consistently and whose products and services and client base are similar, report through one Executive Committee member to the Chief Executive Officer. As such, our operations consist of three primary business segments: Banking (which includes Mortgage Company); The PrivateWealth Group (which includes Lodestar); and the Holding Company. Insurance expense for the Company is allocated to all segments.

We apply the accrual basis of accounting for each reportable segment and for transactions between reportable segments. During 2007, there were no changes in the measurement methods used to determine reported segment profit or loss as compared to the same period for 2006.

The accounting policies of the segments are generally the same as those described in Note 1—Basis of Presentation to the consolidated financial statements.

Balance sheet highlights at December 31, 2007 and December 31, 2006 for each business segment are summarized in the following segment tables (in thousands):

		Total	Total	Total gross	Total
12/31/2007	Total assets	deposits	borrowings(1)	loans	capital

Banking(2)	5,017,616	3,970,587	370,559	4,177,795	574,673
Holding Company Activities	799,365	—	291,283	—	500,793
Intersegment Eliminations(3)	(826,776)	(209,449)	—	—	(574,673)

Consolidated	4,990,205	3,761,138	661,842	4,177,795	500,793

		Total	Total	Total gross	Total
12/31/2006	Total assets	deposits	borrowings(1)	loans	capital

Banking(2)	4,298,154	3,567,064	199,516	3,499,988	458,484
Holding Company Activities	483,616	—	183,250	—	297,124
Intersegment Eliminations(3)	(517,346)	(16,051)	—	—	(458,484)

Consolidated	4,264,424	3,551,013	382,766	3,499,988	297,124

		Total	Total	Total gross	Total
Growth between periods ‘07-06	Total assets	deposits	borrowings(1)	loans	capital

Banking(2)	17%	11%	86%	19%	25%
Holding Company Activities	65%	—	59%	—	69%
Intersegment Eliminations(3)	60%	1,205%	—	—	25%
Consolidated	17%	6%	73%	19%	69%

(1)	Includes Debentures for the Holding Company segment.

(2)	For segment reporting purposes, the balance sheet of The PrivateWealth Group is included in the Banking segment.

(3)	Intersegment eliminations for total capital reflect the elimination of the net investment in each of the Holding Company subsidiaries in consolidation. The intersegment eliminations for total deposits reflect the elimination of the holding company’s cash deposited at The PrivateBanks – Chicago,

PRIVATEBANCORP, INC. AND SUBSIDIARIES—(Continued)

St. Louis and Georgia. The intersegment eliminations include adjustments necessary for each category to agree with the related consolidated financial statements.

Financial results for each business segment for the year ended December 31, 2007, December 31, 2006, and December 31, 2005 are presented below (in thousands):

					Minority
	Net interest	Provision for	Non Interest	Non Interest	Interest	Income Tax	Net
12 Months Ended December 2007	income	loan losses	Income	Expense	Expense	Provision	income

Banking	140,255	16,934	11,177	90,874	—	12,590	32,288
The PrivateWealth Group	1,264	—	16,188	14,667	363	923	1,599
Holding Company Activities	(14,188)	—	238	17,483	—	(10,107)	(21,326)
Intersegment Eliminations(1)	791	—	(1,329)	(615)	—	(523)	(754)

Consolidated	128,122	16,934	26,274	122,409	363	2,883	11,807

					Minority
	Net interest	Provision for	Non Interest	Non Interest	Interest	Income Tax	Net
12 Months Ended December 2006	income	loan losses	Income	Expense	Expense	Provision	income

Banking	124,148	6,836	10,248	58,485	—	19,164	48,516
The PrivateWealth Group	1,032	—	13,855	12,391	330	2,939	1,700
Holding Company Activities	(8,016)	—	212	9,498	—	(5,545)	(11,757)
Intersegment Eliminations(1)	310	—	(1,153)	(1,308)	—	—	(613)

Consolidated	117,474	6,836	23,162	79,066	330	16,558	37,846

					Minority
	Net interest	Provision for	Non Interest	Non Interest	Interest	Income Tax	Net
12 Months Ended December 2005	income	loan losses	Income	Expense	Expense	Provision	income

Banking	98,938	6,538	10,609	45,228	—	18,377	39,446
The PrivateWealth Group	751	—	9,947	9,393	307	477	967
Holding Company Activities	(4,130)	—	200	6,695	—	(3,637)	(6,988)
Intersegment Eliminations(1)	841	—	(1,746)	1,370	—	(252)	(2,511)

Consolidated	96,400	6,538	19,010	62,686	307	14,965	30,914

					Minority
	Net interest	Provision for	Non Interest	Non Interest	Interest	Income Tax	Net
Growth between periods ‘07-06	income	loan losses	Income	Expense	Expense	Provision	income

Banking	13%	148%	9%	55%	—	(34)%	(33)%
The PrivateWealth Group	22%	—	17%	18%	10%	(69)%	(6)%
Holding Company Activities	77%	—	12%	84%	—	82%	81%
Intersegment Eliminations(1)	155%	—	15%	(53)%	—	—	23%
Consolidated	9%	148%	13%	55%	10%	(83)%	(69)%

PRIVATEBANCORP, INC. AND SUBSIDIARIES—(Continued)

					Minority
	Net interest	Provision for	Non Interest	Non Interest	Interest	Income Tax	Net
Growth between periods ‘06-05	income	loan losses	Income	Expense	Expense	Provision	income

Banking	25%	5%	(3)%	29%	—	4%	23%
The PrivateWealth Group	37%	—	39%	32%	8%	516%	76%
Holding Company Activities	94%	—	6%	42%	—	52%	68%
Intersegment Eliminations(1)	(63)%	—	(34)%	(196)%	—	(100)%	(76)%
Consolidated	22%	5%	22%	26%	8%	11%	22%

(1)	The intersegment eliminations for interest expense reflect the elimination of the holding company’s cash deposited at The PrivateBanks – Chicago, St. Louis and Georgia. The intersegment eliminations include adjustments necessary for each category to agree with the related consolidated financial statements.

Banking

The PrivateBanks – Chicago, St. Louis, Wisconsin, Michigan and Georgia, provide personal and commercial banking services primarily to affluent individuals, professionals, entrepreneurs and their business interests. Commercial lending products include lines of credit for working capital, term loans for equipment and letters of credit to support the commitments made by its clients. Non-credit products include remote capture, merchant credit card processing, electronic funds transfer, and other cash management products. In addition, some of our banks provide lock-box and cash concentration accounts. The banks offer a full range of real estate lending products including fixed and floating rate permanent and mini-permanent mortgages, and construction and commercial real estate loans. Personal loans include installment loans and lines of credit, home equity loans and a wide variety of home mortgage loans.

Personal banking services include interest-bearing checking, money market accounts, certificates of deposit, ATM/debit cards, investment brokerage accounts and domestic and international wire transfers. Additionally, some of our banks offer secured and unsecured personal loans and lines of credit, foreign currency exchange and access to wealth management services and products.

During 2001, The PrivateBank – Chicago recorded approximately $12.2 million in goodwill in connection with the Johnson Bank Illinois acquisition. During 2002, The PrivateBank – Chicago recorded $8.4 million of goodwill and $2.5 million in customer intangibles in connection with the Lodestar acquisition. The customer intangibles reflect the estimated fair value of the Lodestar client relationships over a 15-year time horizon. On June 15, 2004, The PrivateBank Mortgage Company recorded $1.3 million in goodwill in connection with the acquisition of Corley Financial Services. The PrivateBank – Chicago’s balance sheet reflects goodwill of $19.2 million at December 31, 2007, which remained unchanged from December 31, 2006, and intangibles of $1.7 million at December 31, 2007, compared to $1.9 million at December 31, 2006. Amortization expense related to the Lodestar customer intangible assets is currently recognized at approximately $170,000 per year until 2017.

During the second quarter 2005, The PrivateBank – Michigan recorded $42.6 million in goodwill, $3.2 million of client deposit intangibles and $500,000 of wealth management intangibles in connection with the Company’s acquisition of The PrivateBank – Michigan. The amortization expense related to The PrivateBank – Michigan intangibles are amortized over 10 years using an accelerated method of amortization. The PrivateBank – Michigan balance sheet reflects goodwill of $42.6 million, which remained unchanged from December 31, 2006, and intangibles of $2.7 million at December 31, 2007, compared to $3.1 million at December 31, 2006. The amortization expense related to The PrivateBank –

PRIVATEBANCORP, INC. AND SUBSIDIARIES—(Continued)

Michigan intangibles for the years 2008 through 2012, will be approximately $406,000, $389,000, $373,000, $358,000, and $343,000, respectively.

During the fourth quarter 2006, The PrivateBank – Georgia recorded $29.9 million in goodwill, $2.5 million of client deposit intangibles in connection with the Company’s acquisition of The PrivateBank – Georgia. The amortization expense related to The PrivateBank – Georgia will be amortized over 8 years using an accelerated method of amortization. The PrivateBank – Georgia’s balance sheet reflects goodwill of $30.2 million, compared to $29.9 million at December 31, 2006 due to routine adjustments of deferred taxes and acquisition costs related to the purchase of The PrivateBank-Georgia as allowable under accounting rules. The PrivateBank – Georgia had intangibles of $2.1 million at December 31, 2007 compared to $2.5 million at December 31, 2006, as a result of its acquisition by the Company on December 13, 2006. The amortization expense related to The PrivateBank – Georgia intangibles for the years 2008 through 2012, will be approximately $355,000, $338,000, $320,000, $302,000, and $284,000, respectively.

There was no goodwill or intangible impairment at December 31, 2007.

The PrivateWealth Group

The PrivateWealth Group (formerly “Wealth Management”) includes investment management, personal trust, and estate administration, custodial, qualified plan, IRA, brokerage and investment advisory services. The PrivateWealth Group professionals work with trust and investment management clients to define objectives, goals and strategies for clients’ investment portfolios. They also assist some clients with the selection of independent investment managers to handle account investments. In addition, account administrators work with trust clients and their attorneys to establish estate plans. Consistent with the Company’s philosophy, The PrivateWealth Group emphasizes a high level of personal service, including prompt collection and reinvestment of interest and dividend income, daily portfolio valuations, tracking of tax information, customized reporting and ease of security settlement. Lodestar is an investment management firm that is 80% owned by The PrivateBank and Trust Company and is part of The PrivateWealth Group for segment reporting purposes. Lodestar provides investment management services to high net worth clients, some of whom are also fiduciary services clients of The PrivateWealth Group. The minority interest expense related to Lodestar is included in non-interest expense for this segment. Additionally, clients have access to investment advisory, insurance products, and securities brokerage services through an affiliation each of The PrivateBank – Chicago, The PrivateBank – St. Louis, and The PrivateBank - Michigan has with Linsco Private Ledger, a registered broker dealer and registered investment advisor.

For the year ended December 31, 2007, fees paid to third party investment managers were $3.4 million compared to $2.7 million in the prior year.

Holding Company

Holding Company activities consist of parent company only matters. The Holding Company’s most significant assets are net investments in its five banking subsidiaries, The PrivateBank – Chicago, The PrivateBank – St. Louis, The PrivateBank – Wisconsin, The PrivateBank – Michigan, and The PrivateBank – Georgia and a mortgage company subsidiary, The PrivateBank Mortgage Company. The Holding Company acquired The PrivateBank – Georgia on December 13, 2006, as part of its acquisition of Piedmont Bancshares, Inc.

Holding Company activities are reflected primarily by interest expense on borrowings and operating expenses. Recurring Holding Company operating expenses consist of compensation (amortization of restricted stock awards and stock option expense) and professional fees.

PRIVATEBANCORP, INC. AND SUBSIDIARIES—(Continued)

NOTE 3—	EARNINGS PER COMMON SHARE

The following table shows the computation of basic and diluted earnings per common share (in thousands, except per share data):

		Weighted
		Average	Per
	Income	Shares	Share
	(Numerator)	(Denominator)	Amount

Year Ended December 31, 2007
Basic Earnings Per Common Share
Income available to common stockholders	$11,700	21,572	$0.54

Effect of Dilutive Share Based Payments	—	632
Preferred Stock Dividends	107	82

Diluted Earnings Per Common Share—
Income available to common stockholders	$11,807	22,286	$0.53

Year Ended December 31, 2006
Basic Earnings Per Common Share
Income available to common stockholders	$37,846	20,630	$1.83

Effect of Dilutive Share Based Payments	—	864

Diluted Earnings Per Common Share—
Income available to common stockholders	$37,846	21,494	$1.76

Year Ended December 31, 2005
Basic Earnings Per Common Share
Income available to common stockholders	$30,914	20,202	$1.53

Effect of Dilutive Share Based Payments	—	936

Diluted Earnings Per Common Share—
Income available to common stockholders	$30,914	21,138	$1.46

During 2007, 741,965 of 2,575,304 unexercised options are included in the diluted earnings per common share calculation. During 2006, 1,128,551 of 1,550,451 unexercised options are included in the diluted earnings per common share calculation. During 2005, 1,526,350 of 1,540,350 unexercised options are included in the diluted earnings per common share calculation. The exercise prices for all previously granted unexercised stock options ranged from $4.13 to $46.51 in 2007, $3.65 to $46.51 in 2006, and from $3.13 to $37.56 in 2005.

Not included in the diluted earnings per share calculation are shares that are contingently issuable. Contingently issuable shares are any type of equity that will be issued by the Company once a particular contingency has been met. At December 31, 2007, the Company had 1,158,073 of contingently issuable shares related to share based compensation and 2,552,724 of contingently issuable shares related to convertible debt. The Company had no contingently issuable shares at December 31, 2006 and December 31, 2005.

PRIVATEBANCORP, INC. AND SUBSIDIARIES—(Continued)

NOTE 4—	SECURITIES

The amortized cost and the estimated fair value of securities as of December 31, 2007 and December 31, 2006 were as follows (in thousands):

	December 31, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Investment Securities
U. S. Agency Notes	$3,991	$20	$—	$4,011
U. S. Government Agency Mortgage-Backed Securities and Collateralized Mortgage Obligations	300,468	2,563	(921)	302,110
Corporate collateralized mortgage obligations	9,296	84	(24)	9,356
Tax-Exempt Municipal Securities	196,198	10,895	(101)	206,992
Taxable Municipal Securities	3,790	12	—	3,802
Federal Home Loan Bank Stock	7,700	—	—	7,700
Other	4,757	2	—	4,759

	$526,200	$13,576	$(1,046)	$538,730

	December 31, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Investment Securities
U. S. Agency Notes	$30,022	$—	$—	$30,022
U. S. Government Agency Mortgage-Backed Securities and Collateralized Mortgage Obligations	245,962	593	(3,315)	$243,240
Tax-Exempt Municipal Securities	199,058	11,975	(10)	211,023
Taxable Municipal Securities	3,810	—	(1)	3,809
Federal Home Loan Bank Stock	5,141	—	—	5,141
Other	3,547	—	—	3,547

	$487,540	$12,568	$(3,326)	$496,782

The following table presents the age of gross unrealized losses and fair value by investment category (in thousands).

	December 31, 2007
	Less than 12 months		Over 12 months		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Investment Securities
U.S. Government Agency Mortgage-Backed Securities and Collateralized Mortgage Obligations	$206,559	$(221)	$95,551	$(700)	302,110	$(921)
Corporate Collateralized Mortgage Obligations	9,356	(24)	—	—	9,356	(24)
Tax-Exempt Municipal Securities	206,788	(100)	204	(1)	206,992	(101)

Total	$422,703	$(345)	$95,755	$(701)	$518,458	$(1,046)

PRIVATEBANCORP, INC. AND SUBSIDIARIES—(Continued)

	December 31, 2006
	Less than 12 months		Over 12 months		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Investment Securities
U.S. Government Agency Mortgage-Backed Securities and Collateralized Mortgage Obligations	$55,360	$(88)	$187,880	$(3,227)	$243,240	$(3,315)
Tax-Exempt Municipal Securities	210,546	(7)	477	(3)	211,023	(10)
Taxable Municipal Securities	3,616	—	193	(1)	3,809	(1)

Total	$269,522	$(95)	$188,550	$(3,231)	$458,072	$(3,326)

Management does not believe any individual unrealized loss as of December 31, 2007 represents an other-than-temporary impairment. The unrealized losses over 12 months reported for mortgage-backed securities and collateralized mortgage obligations relate primarily to securities issued by FNMA, FHLMC and private institutions. These unrealized losses over 12 months are primarily attributable to changes in interest rates.

The amortized cost and estimated fair value of securities at December 31, 2007, by expected maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because obligors may have the right to call or prepay obligations with or without call or prepayment penalties. Our U.S. Government Agency Mortgage-Backed Securities and Collateralized Mortgage Obligations have been allocated across the various maturities based on Bloomberg consensus prepayment speeds.

	Amortized	Estimated
	Cost	Fair Value

Due within one year	$113,897	$114,528
Due after one year through five years	226,529	231,069
Due after five years through ten years	127,246	132,568
Due after ten years	50,828	52,865
Securities with no stated maturity	7,700	7,700

	$526,200	$538,730

During 2007 and 2006, securities were sold for total proceeds of $13.7 million and $108.3 million respectively, resulting in net gains of approximately $348,000 for the year ended December 31, 2007 and net losses of approximately $374,000 for December 31, 2006. Gross gains and gross losses for 2007 were $390,000 and $42,000, respectively. Gross gains and gross losses for 2006 were $2.0 million and $2.4 million, respectively. Taxes related to gross gains and gross losses on investment securities for 2007 were $148,000 and ($10,000), respectively. Taxes related to gross gains and gross losses on investment securities for 2006 were $728,000 and ($867,000), respectively.

Premium amortization and discount accretion on securities are included in interest income on securities using the effective interest rate method. Premium amortizations totaled $3.1 million, $3.2 million, and $6.0 million for the years ended December 31, 2007, 2006, and 2005, respectively. Discount accretion totaled $2.2 million, $1.8 million, and $1.7 million at December 31, 2007, 2006, and 2005, respectively. The specific identification method is used to record gains and losses on security transactions.

PRIVATEBANCORP, INC. AND SUBSIDIARIES—(Continued)

At December 31, 2007 and 2006, we had approximately $398.6 million and $359.5 million, respectively, of securities collateralizing public deposits, trust deposits and other collateralized deposits for other purposes as required or permitted by law. Deposits requiring pledged assets are not considered to be core deposits for regulatory purposes and the assets that are pledged as collateral for these deposits are not deemed to be liquid assets. In the opinion of management, there were no investments in securities at December 31, 2007 that constituted an unusual credit risk for the Company.

Change in fair value of securities available-for-sale is presented on a net basis in the Consolidated Statement of Changes in Stockholders’ Equity. The following table discloses the changes in other comprehensive income as of December 31, 2007 and 2006 on a gross basis (in thousands):

	December 31, 2007
	Before		Net of
	Tax		Tax
	Amount	Tax Effect	Amount

Change in unrealized gains (losses) on securities available-for-sale	$3,636	$1,356	$2,280
Less: reclassification adjustment for losses included in net income	(348)	(131)	(217)

Change in net unrealized gains	$3,288	$1,225	$2,063

	December 31, 2006
	Before		Net of
	Tax		Tax
	Amount	Tax Effect	Amount

Change in unrealized gains (losses) on securities available-for-sale	$(3,175)	$(1,377)	$(1,798)
Less: reclassification adjustment for losses included in net income	374	139	235

Change in net unrealized gains	$(2,801)	$(1,238)	$(1,563)

NOTE 5—	LOANS

Amounts outstanding by selected loan categories at December 31, 2007 and 2006, including net unamortized deferred loan fees of $2.2 million and $1.7 million, respectively, were as follows (in thousands):

		Percentage		Percentage
	December 31,	of total	December 31,	of total
	2007	loans	2006	loans
		(dollars in thousands)

Commercial and Industrial	$827,837	20%	$563,155	16%
Owner Occupied CRE	483,920	12%	265,439	8%

Total Commercial	$1,311,757	32%	$828,594	24%

Commercial real estate	1,386,275	33%	1,273,599	36%
Commercial real estate—multi-family	217,884	5%	212,863	6%

Total CRE	$1,604,159	38%	$1,486,462	42%

Construction	613,468	15%	591,704	17%
Personal(1)	247,462	6%	192,397	6%
Residential real estate	265,466	6%	262,107	7%
Home equity	135,483	3%	138,724	4%

Total loans	$4,177,795	100%	$3,499,988	100%

(1)	Includes $11,000 of overdrafts.

PRIVATEBANCORP, INC. AND SUBSIDIARIES—(Continued)

The following tables present the impaired, non-accrual and past due loans (in thousands):

	December 31,
	2007	2006

Non-accrual loans:
Impaired loans with valuation reserve required(1)	$2,964	$291
Impaired loans with no valuation reserve required	36,019	3,479

Total non-accrual loans	$38,983	$3,770

Loans past due 90 days and still accruing interest	$53	$5,137

(1)	These impaired loans require a valuation reserve because the value of the loans is less than the recorded investment in the loans.

	Years Ended December 31,
	2007	2006	2005

Valuation reserve related to impaired loans	$2,964	$291	$—
Average impaired loans	$18,654	$1,783	$962
Interest income foregone on impaired loans	$1,403	$136	$61

We have one restructured loan in the portfolio as of December 31, 2007. Management has granted a concession to a borrower experiencing financial difficulty on a $2.1 million loan. Gross interest income that would have been reported in 2007 had the loan performed in accordance with its original terms was $96,000 and interest income included in 2007 net income was $142,000. The Company has no commitments to lend additional funds to this borrower.

Loan concentrations are defined as amounts loaned to a multiple number of borrowers engaged in similar activities, which would cause them to be similarly impacted by economic or other conditions. The banks grant loans to clients located primarily in the metropolitan Chicago, St. Louis, Milwaukee, Detroit, Kansas City, and Atlanta areas. There are no other significant concentrations of loans and commitments to make loans other than the categories of loans disclosed above. At December 31, 2007, we had $180.5 million in loans pledged to the FHLB as collateral for securing our advances.

NOTE 6—	ALLOWANCE FOR LOAN LOSSES

The changes in the allowance for loan losses for the following three years ended December 31 were as follows (in thousands):

	2007	2006	2005

Beginning balance	$38,069	$29,388	$18,986
Loans charged off	(6,316)	(1,025)	(538)
Loans recovered	204	152	788
Provision for loan losses	16,934	6,836	6,538
Addition of The PrivateBank – Michigan loan loss reserve	—	—	3,614
Addition of The PrivateBank – Georgia loan loss reserve	—	2,718	—

Ending balance	$48,891	$38,069	$29,388

In 2006, we added $202.9 million of loans and $2.7 million of allowance for loan loss from The PrivateBank – Georgia at its acquisition date, December 30, 2006. In 2005, we added $315.6 million of loans and $3.6 million of allowance for loan loss from The PrivateBank – Michigan at its acquisition date.

PRIVATEBANCORP, INC. AND SUBSIDIARIES—(Continued)

NOTE 7—	PREMISES AND EQUIPMENT

Bank and building premises and equipment at December 31, 2007 and 2006, consisted of the following (in thousands):

	2007	2006

Land	$110	$110
Building	1,640	1,640
Furniture, fixtures and equipment	24,232	18,756
Leasehold improvements	22,164	19,277

	48,146	39,783
Accumulated depreciation and amortization	(22,546)	(18,370)

Premises and equipment, net	$25,600	$21,413

Included in occupancy expense is depreciation and amortization expense of $4.4 million, $3.6 million, and $4.0 million, for 2007, 2006, and 2005, respectively.

We lease our main banking facilities and certain branch facilities under noncancellable operating lease agreements. The minimum annual rental commitments under these leases, at December 31, 2007, are as follows (in thousands):

2008	$4,234
2009	3,928
2010	3,807
2011	3,835
2012	3,781
2013 and thereafter	27,638

Total rental commitments	$47,223

Total rent expense, including expenses paid for common area maintenance, included in the consolidated statements of income was $6.0 million, $4.5 million, and $3.3 million, in 2007, 2006 and 2005, respectively.

NOTE 8—	INCOME TAXES

The components of the total income tax provision in the consolidated statements of income for the years ended December 31, 2007, 2006 and 2005 are as follows (in thousands):

	2007	2006	2005

Income tax provision—
Current—
Federal	$6,884	$26,954	$17,550
State	4,002	3,057	3,694

	10,886	30,011	21,244
Deferred—
Federal	(5,067)	(12,308)	(5,753)
State	(2,936)	(1,145)	(526)

	(8,003)	(13,453)	(6,279)

Total	$2,883	$16,558	$14,965

PRIVATEBANCORP, INC. AND SUBSIDIARIES—(Continued)

The summary reconciliation of the differences between the total income tax provision (benefit) and the amounts computed at the statutory federal tax rate of 35% for the years ended December 31, 2007, 2006, and 2005 is as follows (in thousands):

	2007	2006	2005

Income tax provision at statutory federal income tax rate	$5,142	$19,042	$16,059
Increase (decrease) in taxes resulting from:
Tax-exempt income	(2,770)	(2,941)	(3,072)
Bank owned life insurance	(580)	(565)	(500)
Investment credits	(687)	(355)	(250)
Non deductible Share-based payment expense	613	479	713
State income taxes	693	1,243	2,059
Other	472	(345)	(44)

Provision for income taxes	$2,883	$16,558	$14,965

Deferred tax assets and liabilities result from temporary differences between the carrying amounts of assets and liabilities in the financial statements and their related tax bases. The components of the net deferred tax balances as of December 31, 2007 and 2006 are as follows (in thousands):

	2007	2006

Gross deferred tax assets—
Allowance for loan losses	$18,977	$13,113
Share based payment expenses	5,631	2,790
Premises and equipment	400	1,115
Deferred compensation	519	468
Net operating loss carryforward	147	1,062
Loan fees and costs	2,970	896
Other	1,982	1,082

Gross deferred tax assets	30,626	20,526

Gross deferred tax liabilities—
Unrealized gain on securities available-for-sale	(4,850)	(3,380)
Goodwill amortization	(3,117)	(1,485)
Acquisition of intangible assets	(1,288)	(1,767)
Investment in partnerships	(210)	(953)
Other	(752)	(535)

Gross deferred tax liabilities	(10,217)	(8,120)

Net deferred tax assets	$20,409	$12,406

Net deferred tax assets are included in other assets in the Company’s Consolidated Balance Sheets. Included in net deferred tax assets at December 31, 2006 is approximately $767,000 of net deferred tax assets acquired in the purchase of Piedmont Bancshares, Inc. These net deferred tax assets include a net operating loss carryforward of approximately $147,000 which expires in 2026. The Company believes it is more likely than not that the deferred tax assets including the net operating loss carryforward will be realized based on reversing deferred tax liabilities and expected future taxable income.

As discussed in Note 1, “Basis of Presentation,” the Company adopted FIN 48 as of January 1, 2007. As of the date of adoption, there were no unrecognized tax benefits included in the consolidated balance sheet. Accordingly, there were no amounts recognized for potential penalties and interest related

PRIVATEBANCORP, INC. AND SUBSIDIARIES—(Continued)

to unrecognized tax benefits. If incurred, the Company would recognize any interest and penalties in the provision for income taxes.

The Company files U.S. federal and various state income tax returns. The Company is no longer subject to income tax examination by the Federal Internal Revenue Service (IRS) or certain state departments of revenue with which it files for years prior to 2004. Although tax year 2004 may still be subject to examination due to the statute of limitations, the IRS has previously completed its review of the U.S. federal tax returns for this year. Similarly, while tax years 2003 through 2005 may still be subject to examination due to the statute of limitations, the Illinois Department of Revenue has previously completed its review of the Illinois state tax returns for these years.

NOTE 9—	DEPOSITS

The scheduled maturities of time deposits (including brokered deposits) as of December 31, 2007, for the years 2008 through 2012 and thereafter, are as follows (in thousands):

For year ending December 31,	(in thousands)

1st quarter 2008	$746,747
2nd quarter 2008	283,458
3rd quarter 2008	179,077
4th quarter 2008	222,672
2009	98,343
2010	46,071
2011	30,096
2012 and thereafter	103,698

Total	$1,710,162

NOTE 10—	FUNDS BORROWED

The following table is a summary of the Company’s short-term borrowings as of December 31, 2007 and 2006.

	Current
Funds Borrowed:	Rate	Maturity	12/31/07

Short Term Funds Borrowed
Fed funds purchased	4.13%	daily	226,000
Demand repurchase agreements(1)	2.30%	daily	11,044
FHLB advance	4.82%	1/2/2008	2,000
FHLB advance	5.34%	1/15/2008	1,000
FHLB advance	4.78%	1/30/2008	3,000
FHLB advance	5.19%	3/17/2008	3,000
FHLB advance	4.79%	4/1/2008	2,000
FHLB advance	3.95%	5/5/2008	3,000
FHLB advance	4.96%	5/16/2008	5,000
FHLB advance	5.29%	6/23/2008	4,000
FHLB advance	4.81%	8/18/2008	5,000
FHLB advance	3.89%	11/17/2008	5,000
FHLB advance	4.44%	11/17/2008	3,000
FHLB advance	4.21%	12/30/2008	2,000

Total Short Term Funds Borrowed(2)			$275,044

PRIVATEBANCORP, INC. AND SUBSIDIARIES—(Continued)

	Current
Funds Borrowed:	Rate	Maturity	12/31/06

Short Term Funds Borrowed
Fed funds purchased	4.25%	daily	100,000
Demand repurchase agreements(1)	2.25%	daily	12,946
FHLB advance	3.92%	02/09/2007	3,000
FHLB advance	2.71%	07/07/2007	5,000
FHLB advance	5.33%	10/01/2007	4,000
FHLB advance	5.08%	10/24/2007	5,000
FHLB advance	4.88%	11/15/2007	4,000
FHLB advance	5.48%	12/13/2007	2,000
LaSalle line of Credit	6.68%	12/01/2007	$45,000

Total Short Term Funds Borrowed(2)			$180,946

(1)	Demand repurchase agreements are a form of retail repurchase agreements offered to certain clients of The PrivateBank—Chicago and The PrivateBank—St. Louis. Funds are swept each business day from the client’s demand deposit account. These amounts are not deposits and are not insured, but are secured by a pool of securities pledged specifically for this purpose.

(2)	In connection with the acquisitions of the Michigan and Georgia banks, we acquired certain FHLB advances; the difference between the fair value and the book value at acquisition date is being amortized over 10 years and 8 years, respectively, using an accelerated method of amortization. The adjustments at December 31, 2007 and 2006 totaled $15,000 and $37,000, respectively, and are not included in the balances above.

PRIVATEBANCORP, INC. AND SUBSIDIARIES—(Continued)

The following table is a summary of the Company’s long-term borrowings as of December 31, 2007 and 2006.

	Current
Funds Borrowed:	Rate	Maturity	12/31/07

Long Term Funds Borrowed
FHLB advance	5.19%	1/15/2009	$4,000
FHLB advance	4.07%	3/20/2009	5,000
FHLB advance	4.40%	10/26/2009	10,000
FHLB advance	4.30%	11/16/2009	3,000
FHLB advance	4.25%	11/16/2009	4,000
FHLB advance	3.89%	11/27/2009	20,000
FHLB advance	4.01%	11/30/2009	5,000
FHLB advance	4.10%	12/15/2009	2,000
FHLB advance	4.06%	12/30/2009	1,000
FHLB advance	5.13%	1/15/2010	3,000
FHLB advance	4.64%	3/08/2010	5,000
FHLB advance	4.61%	9/20/2010	5,000
FHLB advance	5.05%	12/22/2010	5,000
FHLB advance	4.16%	12/30/2010	1,000
FHLB advance	5.27%	2/09/2012	5,000
FHLB advance	2.80%	5/20/2013	1,000
FHLB advance	4.96%	6/24/2013	5,000
FHLB advance	3.37%	12/29/2014	2,000
FHLB advance	3.71%	6/24/2015	1,000
FHLB advance	3.74%	9/02/2015	1,500
FHLB advance	4.22%	12/21/2015	2,000
Subordinated debt	6.58%	12/31/2017	75,000
LaSalle line of Credit	6.43%	12/31/2017	250
FHLB advance	4.36%	3/25/2019	2,000
FHLB advance	4.51%	5/22/2019	3,000
Contingent convertible senior notes	3.63%	3/15/2027	115,000

Total Long Term Funds Borrowed(1)			$285,750

PRIVATEBANCORP, INC. AND SUBSIDIARIES—(Continued)

	Current
Funds Borrowed:	Rate	Maturity	12/31/06

Long Term Funds Borrowed
FHLB advance	4.78%	01/30/2008	$3,000
FHLB advance	5.19%	03/17/2008	3,000
FHLB advance	3.95%	05/05/2008	3,000
FHLB advance	5.29%	06/23/2008	4,000
FHLB advance	3.89%	11/17/2008	5,000
FHLB advance	4.07%	03/20/2009	5,000
FHLB advance	4.66%	09/21/2009	5,000
FHLB advance	4.64%	03/08/2010	5,000
FHLB advance	4.61%	09/20/2010	5,000
FHLB advance	5.05%	12/22/2010	5,000
FHLB advance	2.80%	05/20/2013	1,000
FHLB advance	4.96%	06/24/2013	5,000
FHLB advance	3.37%	12/29/2014	2,000
FHLB advance	3.71%	06/24/2015	1,000
FHLB advance	3.74%	09/02/2015	1,500
FHLB advance	4.22%	12/21/2015	2,000
LaSalle line of Credit	6.68%	12/31/2016	250
Subordinated debt	6.72%	12/31/2016	40,000
FHLB advance	4.96%	03/25/2019	2,000
FHLB advance	4.69%	05/22/2019	3,000

Total Long Term Funds Borrowed(1)			$100,750

(1)	In connection with the acquisitions of the Michigan and Georgia banks, we acquired certain FHLB advances; the difference between the fair value and the book value at acquisition date is being amortized over 10 years and 8 years, respectively, using an accelerated method of amortization. The adjustments at December 31, 2007 and 2006 totaled $15,000 and $37,000, respectively, and are not included in the balances above.

As of December 31, 2007 the Company owned 100% of the common securities of three trusts, PrivateBancorp Statutory Trust II, Bloomfield Hills Statutory Trust I and PrivateBancorp Statutory Trust III (the “Trusts”). PrivateBancorp Statutory Trust II and PrivateBancorp Statutory Trust III were established as wholly-owned subsidiaries of the Company in June 2005 and December 2005, respectively. Bloomfield Hills Statutory Trust I was acquired as part of our acquisition of Bloomfield Hills Bancorp, Inc. (“BHB”) on June 20, 2005. The Trusts were formed for purposes of issuing trust preferred securities to third-party investors and investing the proceeds from the issuance of the trust preferred securities and common securities solely in junior subordinated debentures (“Debentures”) issued by the Trusts, with the same maturities and interest rates as the trust preferred securities. The Debentures are the sole assets of the Trusts.

PRIVATEBANCORP, INC. AND SUBSIDIARIES—(Continued)

The following table is a summary of the Company’s junior subordinated deferrable interest debentures held by trusts that issued guaranteed capital debt securities (“Debentures”) as of December 31, 2007.

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

On June 20, 2005, PrivateBancorp Statutory Trust II issued $50.0 million in fixed/floating rate trust preferred securities. The trust preferred securities pay interest quarterly at a fixed rate of 6.00% for the initial five years and then will subsequently pay interest quarterly at a floating rate equal to 3 month LIBOR plus 1.71%. The trust preferred securities have a 30-year final maturity and are callable at par at the option of the Company in whole or in part after year five, on any interest payment date.

In connection with the acquisition of BHB, the Company acquired $8.0 million in floating rate junior subordinated debenture trust preferred securities issued by Bloomfield Hills Statutory Trust I. The trust preferred securities pay interest quarterly at a rate of 3 month LIBOR plus 2.65%. The trust preferred securities have a maturity date of June 17, 2034 and are callable beginning June 17, 2009 and at any interest payment date thereafter.

On December 5, 2005, PrivateBancorp Statutory Trust III issued $40.0 million of trust preferred securities and related junior subordinated debentures. These securities mature in December 2035 but are redeemable at par at our option after five years. The trust preferred securities pay quarterly distributions at a rate of 6.10% for five years and thereafter at a rate equal to the three-month LIBOR rate plus 1.50%. A portion of the proceeds was used to fund the redemption, on December 31, 2005 of $20.0 million of previously outstanding 9.50% trust preferred securities that were originally issued in 2001.

The Trusts, which are variable interest entities, are reported in the Company’s consolidated financial statements as unconsolidated subsidiaries. Accordingly, the Debentures, which include the Company’s ownership interest in the Trusts, are reflected as “Junior Subordinated deferrable interest Debentures held by trusts that issued guaranteed capital debt securities” on the face of the balance sheet and the common securities are included in “other assets.”

The Company has guaranteed the payment of distributions and payments upon liquidation or redemption of the Debentures, in each case to the extent of funds held by the Trusts. The Company and the Trusts believe that, taken together, the obligations of the Company under the guarantees, the Debentures, and other related agreements provide, in the aggregate, a full, irrevocable and unconditional guarantee, on a subordinated basis, of all of the obligations of the Trusts under the trust preferred securities. Subject to certain limitations, the Company has the right to defer the payment of interest on the Debentures at any time, or from time to time, for a period not to exceed 20 consecutive quarters. The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment

PRIVATEBANCORP, INC. AND SUBSIDIARIES—(Continued)

of the Debentures at maturity or their earlier redemption. The Debentures are redeemable in whole or in part prior to maturity at any time after the dates shown in the table, and earlier at the discretion of the Company if certain conditions are met, and, in any event, only after the Company has obtained Federal Reserve approval, if then required under applicable guidelines or regulations.

The Company’s aggregate principal amount of outstanding Debentures at December 31, 2007 is $101.0 million. As of December 31, 2007, all of our Debentures are eligible for treatment as Tier 1 capital as allowed by the Federal Reserve. On March 1, 2005, the Federal Reserve issued a final rule that retains Tier 1 capital treatment for trust preferred securities but with stricter limits. Under the rule, after a five-year transition period, the aggregate amount of the trust preferred securities and certain other capital elements will retain their current limit of 25% of Tier 1 capital elements, net of goodwill less any associated deferred tax liability. The amount of trust preferred securities and certain other capital elements in excess of the limit could be included in Tier 2 capital, subject to restrictions. Applying the final rule at December 31, 2007, the Company would still be considered well-capitalized under regulatory capital guidelines.

As of December 31, 2007 the Company had a credit facility with a correspondent bank comprised of a $24.75 million senior debt facility and a $75.0 million subordinated debt facility. The senior debt facility is comprised of a $250,000 term loan with a maturity date of December 31, 2017 and a revolving loan with a maturity date of December 31, 2008. Management expects to renew the revolving loan on an annual basis. The subordinated debt matures on December 31, 2017. The interest rate on the senior debt facility resets quarterly, and is based on, at the Company’s option, either the correspondent bank’s prime rate or three-month LIBOR plus 120 basis points, with a floor of 3.50%. The interest rate on the subordinated debt resets quarterly, and is equal to three-month LIBOR plus 135 basis points, with a floor of 3.50%. The subordinated debt qualifies as Tier 2 capital under applicable rules and regulations promulgated by the Board of Governors of the Federal Reserve System.

At December 31, 2007 included in funds borrowed, the Company had $250,000 outstanding on the senior debt facility and $75.0 million of subordinated debt outstanding. The credit facility is used for general corporate and other working capital purposes.

In 2007, the Company issued a total of $115.0 million of contingent convertible senior notes to qualified institutional investors. The notes are senior, unsecured obligations of PrivateBancorp, Inc. and pay interest semi-annually at a rate of 3.625% per year. The notes will mature on March 15, 2027, and will be convertible under certain circumstances into cash and, if applicable, shares of the Company’s common stock at an initial conversion price of $45.05 per share. A portion of the net proceeds from the notes were used during the first quarter 2007 to pay down $41.5 million of the senior debt facility and approximately $7.5 million of the net proceeds were used to repurchase 213,200 shares of common stock. The Company will use the remaining net proceeds for working capital and other general corporate purposes.

NOTE 11—	ACCOUNTING FOR STOCK-BASED COMPENSATION AND OTHER BENEFITS

Equity Award Plans

The Company has several plans that it uses to issue equity based awards that include stock options, stock appreciation rights, restricted stock and restricted stock units. These plans include the Incentive Compensation Plan, the Stock Incentive Plan and the Transformation Equity Award Plan. The Transformation Equity Award Plan is the combination of two plans, the Strategic Long Term Incentive Plan and the Long Term Incentive Plan. At December 31, 2007, the Incentive Compensation Plan had 50,254 shares available to be granted under the Plan either pursuant to the granting of stock options, as restricted stock awards or as deferred stock units. No shares remain available for grant under the Stock Incentive Plan. The Strategic Long Term Incentive Plan had 2,565,400 shares available and the Long

PRIVATEBANCORP, INC. AND SUBSIDIARIES—(Continued)

Term Incentive Plan had 3,770,368 share equivalents available at December 31, 2007. The Strategic Long Term Incentive Plan and the Long Term Incentive Plan were approved by the Board of Directors with 5,000,000 issuable units each.

Incentive Compensation Plan

Equity issued from this plan will be awarded to employees that are not designated key managers of the company and new employees not included in the Strategic Growth and Transformation plan.

Beginning in 2006, the Company modified its retirement provision for awards issued under this plan. Retirement eligibility is defined as having completed at least ten years of employment with the Company (or a predecessor) and having attained at least 62 years of age. The 2006 and subsequent awards held by employees who retire with retirement eligibility will continue to vest on the normal vesting schedule so long as the retiree remains retired from the financial services industry. In the financial statements, these grants will be amortized up to the retirement eligibility date. Any grants awarded to employees already meeting the retirement definition will be immediately expensed on the grant date.

Transformation Equity Award Plan

On November 2, 2007, the Company announced its Strategic Growth and Transformation plan. Included with this plan is the Transformation Equity Award Plan (“Transformation Plan”) for making inducement awards as a means to attract talent and to promote the achievement of exceptional performance benchmarks. More than half of these awards have market based or performance based vesting provisions that create an incentive for management to achieve significant stock price appreciation or earnings per share growth hurdles. The remaining equity awards are stock options, which will vest over a five-year period.

Strategic Long Term Incentive Plan

This plan contains inducement awards that have been and will continue to be granted to specific new employees hired as part of the Strategic Growth and Transformation plan. It is not required that these awards receive shareholder approval and the Company has no plans to do so.

Long Term Incentive Plan

This plan contains retention awards that have been granted to certain key managers that were employed by the company prior to the announcement of the Strategic Growth and Transformation plan. These awards have the same characteristics as awards issued under the Strategic Long Term Incentive plan except that that they are currently required to be settled in cash, not stock, until the plan is approved by the Company’s shareholders. As such, these awards are currently classified as Stock Appreciation Rights (“SARs”) and Restricted Stock Units (“RSUs”) and are subject to remeasurement per SFAS No. 123(R). SARs and RSUs are valued and amortized using the same techniques as the inducement awards that are settled with the Company’s shares. However, because SARs and RSUs are settled in cash, these awards are revalued at each reporting date and are classified as other liabilities in the Company’s balance sheet.

Stock Options and SARs

The Company had stock options outstanding (split-adjusted) under its Stock Incentive Plan, Incentive Compensation Plan and Long Term Incentive Plan of 293,355, 1,166,323 and 1,791,000 at December 31, 2007, and 379,610, 1,170,841 and no options outstanding at December 31, 2006, respectively, for each plan.

PRIVATEBANCORP, INC. AND SUBSIDIARIES—(Continued)

Included in salaries and employee benefits in the consolidated statements of income is compensation expense for stock options and SARs, net of forfeits, of $4.9 million in 2007, $2.0 million in 2006 and $2.8 million in 2005. The total recognized tax benefit related to this compensation expense was $1.1 million in 2007, $223,000 in 2006 and $251,000 in 2005. The total intrinsic value of options exercised was $3.5 million in 2007, $9.5 million in 2006, and $5.6 million in 2005.

All options issued under the Incentive Compensation Plan have a strike price equal to the per share fair market value of the underlying common stock on the date of grant. All options have a term of 10 years. Beginning with stock options granted in the third quarter 2006, employee options vest equally over the first five years on each anniversary date of the grant, and non-employee director options vest equally over the first three years on each anniversary date of the grant. Options granted to employees prior to 2006 were first exercisable beginning on the second anniversary date of the grant, and then fully vested on the fourth anniversary date. Options awarded to non-employee directors prior to 2006 vested at the end of the year in which the awards were granted. Additionally, all options granted in 2006 and 2007 were non-qualified stock options. Prior to 2006, employees were primarily granted incentive stock options and non-employee directors were granted non-qualified stock options. Due to the different rules of taxation to the option holder, non-qualified stock options require the Company to record a tax benefit related to the amortized compensation expense in its financial statements.

All options issued under the Transformation Plan have a strike price equal to the per share fair market value of the underlying common stock on the date of grant. All options have a term of 10 years. Beginning in 2008, options will vest annually based upon the achievement of 20% compounded annual growth in GAAP fully dilutive earnings per share from a baseline of $1.65, the EPS for the twelve months prior to September 30, 2007. If the annual target is not attained, these options will vest based upon the achievement of cumulative earnings per share growth hurdles over the baseline: 50%, 75% and 100% will vest if the sum of GAAP earnings per share is equivalent to compounded annual growth rates in earnings per share of 15%, 17.5% and 20%, respectively, over a five-year time period ending December 31, 2012. If none of these targets are achieved, 25% of the options originally issued will vest if the recipient is still employed by the Company on December 31, 2012. In no circumstance will more than 100% of the originally issued options vest. All options granted were non-qualified stock options.

Since vesting is mostly dependent on EPS targets, the Transformation options contain a performance condition as defined by SFAS 123R. At each reporting period the Company must assess the probability of these shares vesting based on the performance conditions. The compensation expense in the Company’s financial statements for these awards includes the probability assumption that 100% of the performance options issued will vest by December 31, 2012.

PRIVATEBANCORP, INC. AND SUBSIDIARIES—(Continued)

The following table summarizes the status of the Company’s stock option agreements and stock option program, not including SARs, as of December 31, 2007 and 2006, adjusted to reflect all stock splits and changes during the years then ended:

	2007		2006
	Weighted Average		Weighted Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding at beginning of period	1,550,451	$25.26	1,540,350	$17.65
Granted	1,892,550	27.25	324,500	46.06
Exercised	(162,923)	11.63	(292,699)	7.98
Forfeited	(29,400)	38.94	(21,700)	28.90

Outstanding at end of year	3,250,678	26.98	1,550,451	25.26

Options exercisable at end of period	935,201	20.74	780,426	14.64
Weighted average fair value of options granted during the year	$11.28		$18.22

The range of exercise prices was $4.13 to $46.51 and the weighted average remaining contractual life was 8.3 years for stock options outstanding as of December 31, 2007. The weighted average contractual life of stock options that were vested and unexercised at December 31, 2007 was 5.4 years. The aggregate intrinsic value of these options was $12.1 million. If these options were exercised, the Company would receive an additional $13.1 million of capital.

The following table presents the range of exercise prices for the stock option grants outstanding at December 31, 2007.

	Stock	Weighted Average
	Options	Remaining
Exercise Price Range	Outstanding	Contractual Life

$4.13 – $24.98	495,428	3.8
$26.10 – $31.27	2,009,000	9.2
$33.01 – $46.51	746,250	8.9

Total stock options outstanding	3,250,678	8.3

As of December 31, 2007, total unrecognized compensation costs related to unvested stock options was $26.1 million with a weighted average remaining life of 4.5 years.

The following table summarizes the status of the Company’s SARs as of December 31, 2007. The Company had no SARs as of December 31, 2006.

	2007
	Weighted Average
		Exercise
	Shares	Price

Outstanding at beginning of period	—	—
Granted	873,864	$26.58
Exercised	—	—
Forfeited	—	—

Outstanding at end of year	873,864	26.58

Options exercisable at end of period	—	—
Weighted average fair value of SARs granted during the year	$13.85

PRIVATEBANCORP, INC. AND SUBSIDIARIES—(Continued)

The range of exercise prices was $26.10 to $33.15 and the weighted average remaining contractual life was 9.8 years for SARs outstanding as of December 31, 2007. There were no SARs vested and unexercised.

The following table presents the exercise prices for the SARs outstanding at December 31, 2007.

	Stock	Weighted Average
	Options	Remaining
Exercise Price	Outstanding	Contractual Life

$26.10	810,000	9.8
$31.94	27,614	10.0
$33.15	36,250	10.0

Total stock options outstanding	873,864	9.8

As of December 31, 2007, total unrecognized compensation costs related to unvested stock options was $11.8 million with a weighted average remaining life of 5 years.

Stock Option and SARs Valuation

During 2006 and 2007, the Company granted stock options to a portion of its employees and to all of its non-employee directors. All stock option grants are approved by the Company’s Board of Directors on the grant date or a specifically designated future date. These stock options are exercisable at the price equal to the closing price of the Company’s common stock on the date of grant.

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

Beginning in 2006, the Company derived expected term by using the calculation prescribed in the SEC’s Staff Accounting Bulletin No. 107 “Share Based Payment” (“SAB 107”). This calculation arrives at expected term using the vesting schedule and the contractual term of the stock options. Late in 2007, the Company engaged a consultant to perform an analysis and determine expected lives based on actual historical exercise behavior. The results of this analysis were used for all valuations after its completion.

Beginning in 2006, the Company changed its method for determining expected volatility. Expected volatility is calculated by combining the historical volatility on the Company’s exchange traded common stock and the implied volatility on the exchange traded stock options that are derived from the value of the Company’s exchange traded common stock. In previous years, the Company used the expected volatility computed solely from an index of strategic peers and their common stock volatility. The Company changed its method for calculating expected volatility because of the shortening of the expected term of the options granted in 2006 and the length of time the Company’s stock has been traded on a publicly accessible exchange, the latter validating reliance on the Company’s own common stock historical volatility. In 2007, the Company determined that it was appropriate to use historical volatility from its inception as a publicly traded company.

The interest rate and dividend yield calculations remain unchanged from prior years. The interest rate is the U.S. Treasury yield over the expected term of the stock options. The dividend yield is calculated by annualizing the Company’s most recent dividend paid and dividing by the Company’s market capitalization.

PRIVATEBANCORP, INC. AND SUBSIDIARIES—(Continued)

Stock options and SARs with performance conditions are valued using the same method as the Company’s previously issued “plain vanilla” options. Performance conditions are not included as part of the valuation process. Due to the number of vesting possibilities based on when a performance condition is attained, the performance options have been valued in multiple tranches. Stock options with performance conditions were valued on the grant date. SARs were valued on December 31, 2007.

In determining the fair value of each option grant, the Company used the following assumptions:

Inputs	2007	2006	2005

Expected term	3.0 – 7.7 years	6.0 – 6.5 years	7 years
Expected volatility	29.54 – 37.93%	31.87 – 32.71%	30%
Interest rate	3.79 – 4.63%	4.56 – 4.72%	3.81 – 4.15%
Dividend yield	0.86 – 1.15%	0.52 – 0.60%	0.57%

Restricted Stock and RSUs

Restricted shares issued under the Incentive Compensation Plan carry voting and dividend rights. Sale of the shares is restricted prior to vesting. Subject to continued employment, vesting occurs five years from the date of grant. Upon adoption of SFAS No. 123(R), the Company records compensation expense on a straight-line basis over the vesting period based on the fair market value on the grant date.

Restricted shares issued under the Transformation Plan carry voting rights, RSUs do not. Dividends are accrued and paid out upon vesting of the shares and RSUs. Sale of the shares is restricted prior to vesting. Vesting occurs upon achievement of a 20% compounded annual growth rate in the Company’s stock price over a five-year period ending December 31, 2012. The baseline stock price is $27.91. In each year, the Company’s stock must have a closing price greater than 20% of the prior year stock price growth hurdle for 20 consecutive trading days. In any year in which the target is missed, that award can be earned in a succeeding year by achieving that year’s target. If none of these targets are achieved, 25% of the restricted shares originally issued will vest if the recipient is still employed by the Company on December 31, 2012. In no circumstance will more than 100% of the originally issued restricted shares or RSUs vest.

Since vesting is mostly dependent on stock price targets, the Transformation restricted shares and RSUs contain a market condition as defined by SFAS 123R. This market condition is included in the valuation calculation of the awards. The award is divided into separately valued tranches. The Company records compensation expense on a straight-line basis for each tranche over the anticipated time it will take for the award to vest. This period of time is called the derived service period as defined by SFAS 123R.

Included in salaries and employee benefits in the consolidated statements of income is compensation expense for restricted shares and RSUs, net of forfeits of $3.5 million in 2007, $2.3 million in 2006, and $1.9 million in 2005. The total recognized tax benefit related to this compensation expense was $1.2 million in 2007, $819,000 in 2006 and $681,000 in 2005. The total fair value of restricted shares vested was $188,000 in 2007, $2.6 million in 2006, and $2.5 million in 2005.

PRIVATEBANCORP, INC. AND SUBSIDIARIES—(Continued)

The following table summarizes the status of the Company’s restricted stock program, not including RSUs, as of December 31, 2007 and 2006, adjusted to reflect all stock splits and changes during the years then ended:

	2007		2006
		Weighted Average		Weighted
		Grant Date		Average Grant Date
	Shares	Fair Value	Shares	Fair Value

Unvested at beginning of period	553,800	$31.12	491,500	$22.87
Granted	689,900	16.65	149,700	46.11
Vested	(5,100)	7.50	(73,000)	6.94
Forfeited	(23,900)	33.11	(14,400)	35.63

Unvested at end of period	1,214,700	22.97	553,800	31.12

As of December 31, 2007, total unrecognized compensation costs related to non-vested restricted stock was $18.7 million with a weighted average remaining life of 4.1 years.

The following table summarizes the status of the Company’s RSUs as of December 31, 2007. The Company had no RSUs as of December 31, 2006.

	2007
		Weighted Average
		Grant Date
	Shares	Fair Value

Unvested at beginning of period	—	—
Granted	355,768	$22.36
Vested	—	—
Forfeited	—	—

Unvested at end of period	355,768	22.36

As of December 31, 2007, total unrecognized compensation costs related to non-vested restricted stock was $7.2 million with a weighted average remaining life of 5 years.

Restricted Stock Valuation

Restricted shares that vest based on the service provided by the recipient are valued at the fair market value of the Company’s stock on the grant date. Restricted shares and RSUs that contain market conditions are valued using a Monte Carlo simulation. Due to the number of vesting possibilities based on when a market condition is attained, the performance options have been valued in multiple tranches. Restricted Stock with market conditions were valued on the grant date. RSUs were valued on December 31, 2007.

Deferred Compensation Plan

The Company established a deferred compensation plan on April 24, 2003 as part of its Incentive Compensation Plan that was approved by shareholders. The purpose of the Company’s Deferred Compensation Plan is to further the Company’s ability to attract and retain high quality executives and non-employee directors. The Plan also furthers the retention of stock ownership of participants by facilitating deferral of gains resulting from the exercise of nonqualified stock options or the receipt of shares pursuant to awards under the Company’s Stock Incentive Plan and the Incentive Compensation Plan, and conversion of cash compensation into deferred stock units representing the right to receive, on a one-for-one basis, shares of Company Common Stock. The Deferred Compensation Plan permits the

PRIVATEBANCORP, INC. AND SUBSIDIARIES—(Continued)

deferral of base compensation, bonus compensation, and/or cash and the receipt of shares of Common Stock pursuant to exercises of non-qualified stock options and pursuant to other awards under the Company’s Incentive Compensation Plan. The Deferred Compensation Plan is structured as a “nonqualified plan” under applicable IRS and Department of Labor guidelines. At December 31, 2007 and 2006, 18,476 and 16,814 deferred stock units, respectively, were recorded in the plan.

Savings and Retirement Plan

The Company maintains The PrivateBancorp, Inc. Savings and Retirement Plan (the “Plan”) pursuant to Section 401(k) of the Internal Revenue Code, whereby eligible employees may contribute a percentage of compensation, but not in excess of the maximum amount allowed under the Code. The banks can make discretionary contributions to the Plan as determined and approved by the bank’s Board of Directors. Total discretionary contributions to the Plan amounted to $791,000 in 2007, $716,000 in 2006, and $527,000 in 2005.

NOTE 12—	RELATED-PARTY TRANSACTIONS

An analysis of loans made to directors, their affiliated businesses and executive officers of the Company and the banks follows:

Balance, December 31, 2006	$25,483,157
Additions	27,239,325
Collections	(1,856,152)

Balance, December 31, 2007	$50,866,330

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

PrivateBancorp, Inc. engages Mesirow Financial Holdings (“Mesirow”), a financial services firm of which director James Tyree is Chairman and Chief Executive Officer, as its broker to secure corporate insurance and company health and welfare benefit plans. Under various arrangements between the Company and Mesirow, Mesirow currently provides certain insurance brokerage and wealth management advisory services to the Company and/or its affiliates and its clients. In its capacity as the Company’s insurance broker with respect to its corporate and health and welfare insurance programs and policies, Mesirow earned commissions equal to approximately $345,000 in 2007. Additionally, the PrivateWealth Group engages Mesirow Financial as one of its investment management firms and paid management fees of approximately $20,000 to Mesirow during 2007. Additionally, from time to time, the Company refers clients to Mesirow for insurance services. During 2007, the Company earned approximately $23,000 in commissions related to referrals that secured coverage through Mesirow Financial.

During 2007, The PrivateBank – Chicago paid Worknet, an information technology firm of which director William Castellano is chairman and CEO, $10,800 for services rendered, compared to $11,640 in 2006. In 2007, The PrivateBank – Chicago paid $15,000 to The Law Offices of Alan Pearlman; Mr. Pearlman is the General Counsel of director Patrick Daly’s company, The Daly Group LLC. The PrivateBank – Chicago paid this firm $6,375 in 2006. During 2006, the Company paid $53,766 to the law firm of Neal, Gerber & Eisenberg, for legal services. Phillip Kayman, one of the Company’s directors, was previously a partner at Neal, Gerber & Eisenberg. There were no expenses paid to this firm in 2007.

PRIVATEBANCORP, INC. AND SUBSIDIARIES—(Continued)

During 2007 and 2006, The PrivateBank – St. Louis paid $7,641 and $111,488, respectively, to Arcturis Inc., where St. Louis director Patricia Whitaker is president. The PrivateBank – St. Louis paid Lewis, Rice & Fingersh LC $102,863 in 2007 and $27,092 in 2006. St. Louis director, Jacob Reby is a member of Lewis, Rice & Fingersh LC. The PrivateBank – St. Louis also paid Armstrong Teasdale LC $130,322 in 2007 and $246,702 in 2006. St. Louis director, Steven Cousins, is a partner of Armstrong Teasdale.

The PrivateBank – Michigan paid $15,743 in 2007 and $17,073 in 2006 to McQueen Financial. The son of Pat McQueen, The PrivateBank – Michigan’s COO, is a principal at this investment management firm. The PrivateBank – Michigan also paid $16,444 in 2007 and $8,088 in 2006 to Schellenberg & Associates, where The PrivateBank – Michigan director Tom Schellenberg is affiliated.

Mr. Mandell’s daughter-in-law is employed by The PrivateBank – Chicago as a Managing Director. In 2007, she was paid an aggregate salary and bonus of $143,000. In 2006, she was paid an aggregate salary and bonus of $153,000, granted options to purchase 1,800 shares of the Company’s common stock at an exercise price of $46.51 per share and awarded 1,000 shares of restricted stock. Mr. Goldstein’s son-in-law is employed as a Managing Director of Lodestar, a subsidiary of The PrivateBank – Chicago. He received an aggregate salary and bonus of approximately $237,000 in 2007 and $236,000 in 2006.

NOTE 13—	DERIVATIVE FINANCIAL INSTRUMENTS AND FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

Derivative Financial Instruments

From time to time, the Company enters into certain derivative financial instruments as part of its strategy to manage its exposure to market risk. Market risk is the possibility that, due to changes in interest rates or other economic conditions, the Company’s net interest income will be adversely affected.

The Company’s banking subsidiaries offer certain derivative products directly to qualified commercial borrowers. The Company economically hedges customer derivative transactions by entering into offsetting derivatives executed with a third party. Derivative transactions executed as part of this program are not designated as SFAS 133 hedge relationships and are, therefore, marked-to-market through earnings each period. In most cases, the derivatives have mirror-image terms, which results in the positions’ changes in fair value offsetting completely through earnings each period. However, to the extent that the derivatives are not a mirror-image, changes in fair value will not completely offset, resulting in some earnings impact each period. At December 31, 2007, the aggregate notional value of interest rate swaps with various commercial borrowers totaled $56.0 million and the aggregate notional value of interest rate swaps with third parties also totaled $56.0 million. These interest rate swaps mature between August 2010 and December 2010. These swaps were reported on the Company’s balance sheet as a derivative asset of $695,000 and a derivative liability of $695,000. At December 31, 2006, the Company did not have any transactions of this type.

The Company does not enter into derivatives for purely speculative purposes. Our derivatives have not been designated as SFAS No. 133 hedge relationships. These derivatives include commitments to fund certain mortgage loans to be sold into the secondary market and forward commitments for the future delivery of residential mortgage loans. It is the Company’s practice to enter into forward commitments for the future delivery of fixed rate residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates on its commitments to fund the loans as well as on its portfolio of mortgage loans held-for-sale. At December 31, 2007, the Company had approximately $1.1 million of interest rate lock commitments and

PRIVATEBANCORP, INC. AND SUBSIDIARIES—(Continued)

$10.1 million of forward commitments for the future delivery of residential mortgage loans. The fair values were estimated based on changes in mortgage rates from the date of the commitments.

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

All financial instruments inherently expose the holders to market risk, including changes in interest rates. The Company manages its exposure to these market risks through our regular operating and financing activities and when appropriate, through the use of derivative financial instruments.

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

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments, assuming that the amounts are fully advanced and that collateral or other security is of no value. The banks use the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. At December 31, 2007 and 2006, the banks had the following categories of credit-related financial instruments:

	2007	2006
	(in thousands)

Commitments to extend credit	$1,686,143	$1,205,788
Standby letters of credit	72,691	82,856

Note: all commitments are shown at contract amount.

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

PRIVATEBANCORP, INC. AND SUBSIDIARIES—(Continued)

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

The following table summarizes the maturity of standby letters of credit and commitments to extend credit:

	Expiring in:
	Total	2008	2009-10	2011-2012	2013+
		(in thousands)

Standby letters of credit	$72,691	$63,461	$4,672	$4,137	$421
Commitments to extend credit	1,686,143	1,040,575	255,856	296,789	92,923

Total	$1,758,834	$1,104,036	$260,528	$300,926	$93,344

In addition, at December 31, 2007, the Company had approximately $10.1 million in commitments to fund residential mortgage loans to be sold into the secondary market, compared to $10.3 million at December 31, 2006. These lending commitments are considered derivative instruments under the guidelines of SFAS No. 133. The Company enters into forward contracts for the future delivery of residential mortgage loans at specified interest rates to reduce the interest rate risk associated with commitments to fund loans as well as mortgage loans held for sale. These contracts are also considered derivative instruments under SFAS No. 133 and totaled approximately $1.1 million at December 31, 2007 and $945,000 at December 31, 2006.

NOTE 14—	ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

The following presents the carrying value and estimated fair value of the various classes of financial instruments held by the Company and its subsidiaries at December 31, 2007 and 2006. This information is presented solely for compliance with SFAS No. 107 “Disclosures about Fair Value of Financial Instruments,” and is subject to change over time based on a variety of factors. Because no active market exists for a significant portion of the financial instruments presented below and the inherent imprecision involved in the estimation process, management does not believe the information presented reflects the amounts that would be received if the Company’s assets and liabilities were sold nor does it represent the fair value of the Company as an entity.

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

PRIVATEBANCORP, INC. AND SUBSIDIARIES—(Continued)

	December 31,		December 31,
	2007		2006
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
		(in thousands)

Assets—
Cash and cash equivalents	$64,551	$64,551	$79,397	$79,397
Securities	538,730	538,730	496,782	496,782
Loans held for sale	19,358	19,358	14,515	14,515
Net loans	4,128,904	4,150,809	3,461,919	3,443,768
Accrued interest receivable	24,144	24,144	23,490	23,490
Bank owned life insurance	44,130	44,130	42,474	42,474
Liabilities—
Deposits with no stated maturity	2,050,976	1,929,175	2,028,092	1,919,822
Time deposits	1,710,162	1,715,489	1,522,921	1,516,792

Total deposits	$3,761,138	$3,644,664	$3,551,013	$3,436,614
Accrued interest payable	16,134	16,134	16,071	16,071
Funds borrowed	560,8092	559,042	281,733	280,755
Junior subordinated deferrable interest debentures held by trusts that issued guaranteed capital debt securities	101,033	104,997	101,033	95,812

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

For securities held to maturity or available-for-sale, fair values are based on quoted market prices or dealer quotes. If a quoted market price is not available, fair value is estimated using quoted market prices for similar instruments.

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

Fair value for significant non-accrual (impaired) loans is based on estimated cash flows that are discounted using a rate commensurate with the risk associated with the estimated cash flows.

PRIVATEBANCORP, INC. AND SUBSIDIARIES—(Continued)

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

NOTE 15—	REGULATORY REQUIREMENTS

The banks are subject to federal and state laws, which restrict the payment of dividends to the Company. Based on these restrictions, at January 1, 2008, The PrivateBank – Chicago could have declared $127.8 million in dividends without requesting approval of the applicable federal or state regulatory agency. As of January 1, 2008, The PrivateBank – St. Louis could have declared $11.7 million in dividends without requesting approval of the applicable federal or state regulatory agency. As of January 1, 2008, The PrivateBank – Michigan could have declared $10.9 million in dividends without requesting approval of the applicable federal or state regulatory agency. The PrivateBank – Georgia could have declared $479,000 in dividends without requesting approval of the applicable federal or state regulatory agency as of January 1, 2008. The PrivateBank – Wisconsin could not have declared dividends as of January 1, 2008.

The banks are required to maintain non-interest-bearing cash balances with the Federal Reserve based on the types and amounts of deposits held. During 2007 the consolidated clearing balance requirement with the Federal Reserve for all the bank subsidiaries was $250,000 and the consolidated reserve requirement was $2.4 million.

The Company and the banks are subject to various regulatory capital requirements as established by the applicable federal or state banking regulatory authorities. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the banks must meet specific capital guidelines that involve quantitative measures of the banks’ assets, liabilities and certain off-balance sheet items. The quantitative measures for capital adequacy require the Company and the banks to maintain minimum amounts and ratios of total and Tier 1 capital to risk weighted assets and of

PRIVATEBANCORP, INC. AND SUBSIDIARIES—(Continued)

Tier 1 capital to average assets (leverage). The Company’s and the banks’ capital components, classification, risk weightings and other factors are also subject to qualitative judgments by regulators. Failure to meet minimum capital requirements can initiate certain actions by regulators that, if undertaken, could have a material effect on the Company’s financial statements. Prompt corrective action provisions are not applicable to bank holding companies. Management believes that as of December 31, 2007, the Company and the banks meet all minimum capital adequacy requirements to which they are subject. To be categorized as well capitalized, an institution must maintain ratios as set forth in the following table. Management believes that no events or changes in conditions have occurred subsequent to such notification to change the bank’s category.

The following table presents selected capital information for the Company (Consolidated), The PrivateBank – Chicago, The PrivateBank – St. Louis, The PrivateBank – Michigan, The PrivateBank – Georgia, and The PrivateBank – Wisconsin as of December 31, 2007 and 2006 (dollars in thousands):

					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2007—
Total risk-based capital—
Consolidated	$615,881	14.20%	$347,080	8.00%	$433,850	10.00%
The PrivateBank – Chicago	344,914	11.61	237,693	8.00	297,116	10.00
The PrivateBank – St. Louis	46,989	12.10	31,080	8.00	38,850	10.00
The PrivateBank – Michigan	73,024	12.59	46,396	8.00	57,995	10.00
The PrivateBank – Georgia	33,440	12.01	22,282	8.00	27,853	10.00
The PrivateBank – Wisconsin	14,319	13.38	8,564	8.00	10,704	10.00
Tier 1 risk-based capital—
Consolidated	$494,095	11.39	$173,540	4.00	$260,310	6.00
The PrivateBank – Chicago	315,966	10.63	118,846	4.00	178,270	6.00
The PrivateBank – St. Louis	42,133	10.85	15,540	4.00	23,310	6.00
The PrivateBank – Michigan	65,774	11.34	23,198	4.00	34,797	6.00
The PrivateBank – Georgia	29,958	10.76	11,141	4.00	16,712	6.00
The PrivateBank – Wisconsin	13,266	12.39	4,282	4.00	6,423	6.00
Tier 1 (leverage) capital—
Consolidated	$494,095	10.93	$180,762	4.00	$225,953	5.00
The PrivateBank – Chicago	315,966	10.23	123,500	4.00	154,375	5.00
The PrivateBank – St. Louis	42,133	9.42	17,890	4.00	22,362	5.00
The PrivateBank – Michigan	65,774	10.98	23,962	4.00	29,953	5.00
The PrivateBank – Georgia	29,958	9.91	12,094	4.00	15,117	5.00
The PrivateBank – Wisconsin	13,266	11.35	4,673	4.00	5,841	5.00
As of December 31, 2006—
Total risk-based capital—
Consolidated	$366,870	10.27%	$285,766	8.00%	$357,207	10.00%
The PrivateBank – Chicago	263,664	10.73	196,576	8.00	245,720	10.00
The PrivateBank – St. Louis	49,580	11.51	34,450	8.00	43,062	10.00
The PrivateBank – Michigan	51,390	10.99	37,419	8.00	46,774	10.00
The PrivateBank – Georgia	25,293	11.62	17,417	8.00	21,771	10.00

PRIVATEBANCORP, INC. AND SUBSIDIARIES—(Continued)

					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 risk-based capital—
Consolidated	$287,889	8.06	$142,883	4.00	$214,324	6.00
The PrivateBank – Chicago	238,268	9.70	98,288	4.00	147,432	6.00
The PrivateBank – St. Louis	44,752	10.39	17,225	4.00	25,837	6.00
The PrivateBank – Michigan	46,262	9.89	18,710	4.00	28,064	6.00
The PrivateBank – Georgia	22,575	10.37	8,709	4.00	13,063	6.00
Tier 1 (leverage) capital—
Consolidated	$287,889	7.51	$153,353	4.00	$191,691	5.00
The PrivateBank – Chicago	238,268	8.45	112,723	4.00	140,904	5.00
The PrivateBank – St. Louis	44,752	9.07	19,744	4.00	24,680	5.00
The PrivateBank – Michigan	46,262	8.79	21,043	4.00	26,304	5.00
The PrivateBank – Georgia	22,575	10.50	8,596	4.00	10,745	5.00

NOTE 16—	CONTINGENT LIABILITIES

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

NOTE 17—	PRIVATEBANCORP, INC. (PARENT COMPANY ONLY) CONDENSED FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS (Parent Company Only)
As of December 31, 2007 and 2006

	2007	2006
	(in thousands)

Assets
Cash and due from banks—bank subsidiaries	$208,901	$3,091
Investment in bank subsidiaries	577,704	474,017
Other assets	13,146	9,657

Total assets	$799,751	$486,765

Liabilities and Stockholders’ Equity
Funds borrowed	$190,250	$85,250
Junior subordinated deferrable interest debentures held by trusts that issued guaranteed capital debt securities	101,033	101,033
Other liabilities	7,675	3,358

Total liabilities	298,958	189,641

Stockholders’ equity	500,793	297,124

Total liabilities and stockholders’ equity	$799,751	$486,765

PRIVATEBANCORP, INC. AND SUBSIDIARIES—(Continued)

CONDENSED STATEMENTS OF INCOME (Parent Company Only)
For the Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
		(in thousands)

Operating income:
Interest income	$237	$11	$230
Interest expense	14,425	1,957	4,360

Net interest expense	(14,188)	(1,946)	(4,130)

Non interest income:
Other income	238	285	200

Operating expense:
Share-based payment expense	10,754	5,725	5,926
Other	6,729	9,917	3,526

Total	17,483	15,642	9,452

Loss before income taxes and equity in undistributed net income of bank subsidiaries	(31,433)	(17,303)	(13,382)
Income tax benefit	(10,107)	(5,545)	(3,888)

Loss before equity in undistributed net income of bank subsidiaries	(21,326)	(11,758)	(9,494)

Equity in undistributed net income of bank and nonbank subsidiaries	33,133	49,604	40,408

Net income	$11,807	$37,846	$30,914

The Parent Company Only Statements of Changes in Stockholders’ Equity are the
same as the Consolidated Statements of Changes in Stockholders’ Equity.

PRIVATEBANCORP, INC. AND SUBSIDIARIES—(Continued)

CONDENSED STATEMENTS OF CASH FLOWS (Parent Company Only)
For the Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
		(in thousands)

Cash flows from operating activities:
Net income	$11,810	$37,846	$30,914
Adjustments to reconcile net income to net cash used in operating activities—
Equity in net income of bank subsidiaries	(33,135)	(49,604)	(40,408)
Share based payment expense	7,588	4,334	4,702
Decrease (increase) in other assets	6,060	(1,341)	(261)
Increase (decrease) in other liabilities	2,330	2,410	(623)
Other, net	(3,479)	(6,725)	(17,690)

Total adjustments	(20,636)	(50,916)	(54,280)

Net cash used in operating activities	(8,826)	(13,070)	(23,366)

Cash flows from investing activities:
Net capital investments in bank subsidiaries	(73,500)	(54,000)	(38,350)
Repayment of investment in subsidiaries	—	17,027	—
Acquisition of The PrivateBank – Michigan	—	—	(48,483)
Acquisition of The PrivateBank – Georgia	—	20,438	—

Net cash used in investing activities	(73,500)	(57,411)	(86,833)
Cash flows from financing activities:
Funds borrowed	150,850	72,000	127,645
Repayment of funds borrowed	(45,850)	—	(34,600)
Proceeds from exercise of stock options	2,694	2,336	1,169
Proceeds from issuance of Common Shares	154,607	—	7,565
Issuance of preferred stock	41,000	—	—
Acquisition of treasury stock	(8,305)	(2,526)	(521)
Excess tax benefit	282	1,439	1,166
Dividends paid	(7,142)	(5,102)	(3,726)

Net cash provided by financing activities	288,136	68,147	98,698

Net (decrease) increase in cash and cash equivalents	205,810	(2,334)	(11,501)
Cash and cash equivalents at beginning of year	3,091	5,425	16,926

Cash and cash equivalents at end of year	$208,091	$3,091	$5,425

Cash paid during the year for:
Interest	$11,812	$7,916	$3,371
Income taxes	$13,500	$30,534	$21,263

NOTE 18—	CAPITAL TRANSACTIONS

During 2007 and 2006, the Company repurchased 235,397 and 66,997 shares, respectively, of its common stock in connection with the satisfaction of stock option exercises and minimum federal withholding tax requirements on the exercise of stock options and vesting of restricted stock and shares repurchased in the open market.

The Company sold 5,581,680 shares of its common stock, and 1,428.074 shares of a newly created class of nonvoting convertible preferred stock in a private placement offering completed on December 11, 2007. The convertible preferred shares have the same economic terms as the common shares in all

PRIVATEBANCORP, INC. AND SUBSIDIARIES—(Continued)

material respects, except that the preferred shares have no voting rights. The Company used the proceeds from the sale of the shares for working capital and general corporate purposes, including the support of the Strategic Growth Plan. The aggregate number of common and preferred shares issued represents 23.5% of the Company’s common stock outstanding after the offering (assuming conversion of the preferred stock) and an increase in stockholders’ equity of $154.6 million.

NOTE 19—	QUARTERLY SUPPLEMENTAL FINANCIAL DATA (unaudited)

The following are the consolidated results of operations on a quarterly basis:

	2007				2006
	Fourth	Third	Second	First	Fourth	Third	Second	First
	(In thousands except ratios and per share data)

Summary Income Statement
Interest Income
Loans, including fees	$71,062	$72,299	$70,732	$68,886	$64,418	$60,361	$55,127	$48,910
Federal funds sold and interest-bearing deposits	275	259	239	238	320	116	199	87
Securities	6,264	5,795	5,938	5,937	5,274	6,367	7,781	8,351

Total interest income	77,601	78,353	76,909	75,061	70,012	66,844	63,107	57,348
Interest expense	45,853	46,065	44,798	43,086	40,215	36,804	33,245	29,573

Net interest income	31,748	32,288	32,111	31,975	29,797	30,040	29,862	27,775
Provision for loan loss	10,171	2,399	2,958	1,406	707	1,494	2,382	2,253

Net interest income after provision for loan loss	21,577	29,889	29,153	30,569	29,090	28,546	27,480	25,522

Non-Interest income
Banking, wealth management services and other income	6,204	6,400	7056	6,266	5,594	5,632	7224	5,022
Securities (losses) gains, net	—	366	(97)	79	(1)	1,212	(1,007)	(578)
Gains (losses) on swap	—	—	—	—	—	(904)	413	555

Total non-interest income	6,204	6,766	6,959	6,345	5,593	5,940	6,630	4,999

Non-Interest expense
Salaries and employee benefits	31,673	13,083	12,734	13,729	12,205	10,864	10,325	10,536
Amortization of intangibles	240	241	242	243	169	152	153	154
Occupancy expense	3,918	3,336	3,160	2,790	2,733	2,639	2,214	2,169
Other non-interest expense	15,979	7,264	7,174	6,603	7,456	6,356	6,242	4,699

Total non-interest expense	51,810	23,924	23,310	23,365	22,563	20,011	18,934	17,558

Minority interest expense	78	100	95	90	82	85	86	77
Income before income taxes	(24,107)	12,631	12,707	13,459	12,038	14,390	15,090	12,886
Provision for income taxes	(8,962)	3,466	3,956	4,423	2,986	4,596	5,077	3,899

Net income	$(15,145)	$9,165	$8,751	$9,036	$9,052	$9,794	$10,013	$8,987

Key Statistics
Diluted earnings per share	(0.68)	0.42	0.40	0.41	0.42	0.46	0.47	0.42
Basic earnings per share	(0.68)	0.43	0.41	0.42	0.43	0.48	0.48	0.44
Return on average total assets	−1.30%	0.82%	0.80%	0.86%	0.91%	1.04%	1.10%	1.03%
Return on average total equity	−16.61%	11.80%	11.66%	12.37%	13.61%	15.43%	16.65%	15.40%
Fee income to total revenue	16.35%	16.54%	18.01%	16.39%	15.81%	15.79%	19.48%	15.32%
Net interest margin	2.96%	3.13%	3.19%	3.26%	3.25%	3.47%	3.55%	3.45%
Yield on average earning assets	7.11%	7.45%	7.53%	7.56%	7.49%	7.59%	7.39%	7.00%
Cost of average paying liabilities	4.62%	4.78%	4.77%	4.73%	4.73%	4.62%	4.29%	3.96%
Efficiency ratio (TEA)	132.8%	59.6%	58.1%	59.3%	61.9%	53.9%	50.3%	51.7%
Common Stock Information
Book value per share	$16.89	$14.73	$14.19	$13.92	$13.83	$12.73	$12.08	$11.72
Dividends paid per share	0.075	0.075	0.075	0.075	0.060	0.060	0.060	0.060
Outstanding shares at end of period	28,439,447	22,182,571	22,132,645	22,072,896	22,035,050	21,249,183	21,198,759	21,159,339
Number of Shares Used to Compute:
Basic earnings per share	22,537,167	21,223,341	21,185,400	21,331,021	20,882,759	20,581,504	20,659,566	20,561,694
Diluted earnings per share	22,537,167	21,819,333	21,810,173	22,018,295	21,637,210	21,440,343	21,523,387	21,424,810

PRIVATEBANCORP, INC. AND SUBSIDIARIES—(Continued)

	2007				2006
	Fourth	Third	Second	First	Fourth	Third	Second	First
	(In thousands except ratios and per share data)

Capital ratios
Total equity to total assets	10.04%	7.08%	6.82%	6.90%	6.97%	6.84%	6.87%	6.61%
Total risk-based capital ratio	14.20%	10.60%	10.63%	10.45%	10.36%	10.71%	10.66%	10.51%
Tier-1 risk-based capital ratio	11.39%	8.07%	8.06%	7.93%	8.06%	8.53%	8.52%	8.44%
Leverage ratio	10.93%	7.20%	7.08%	6.95%	7.51%	7.26%	7.33%	7.16%
Selected financial condition
Data (at end of period)
Total securities	$538,730	$497,948	$495,854	$482,024	$496,782	$458,869	$499,801	$682,355
Total loans	4,177,794	3,737,524	3,705,339	3,581,398	3,499,988	3,136,634	2,956,026	2,786,075
Total assets	4,990,203	4,498,227	4,486,010	4,343,872	4,264,424	3,877,593	3,652,267	3,671,918
Total deposits	3,761,139	3,588,063	3,638,545	3,582,821	3,551,013	3,238,822	3,125,774	2,939,502
Funds borrowed	560,809	464,021	407,696	334,128	281,733	235,858	133,163	351,523
Total stockholders’ equity	500,792	318,399	306,109	299,672	297,124	265,227	250,800	242,862
Credit quality
Non-performing assets:
Loans delinquent over 90 days	53	3,294	5,844	5,124	5,137	1,260	1,262	1,080
Non-accrual loans	38,983	25,657	20,731	4,816	3,770	588	1,721	3,228
Other real estate	9,265	7,044	4,683	4,831	1,101	480	203	235

Total non-performing assets	$48,301	$35,995	$31,258	$14,771	$10,008	$2,328	$3,186	$4,543

Loans charged-off	3,435	1,648	647	586	86	308	466	165
Recoveries	(42)	(82)	(76)	(4)	(37)	(17)	(77)	(21)

Net charge-offs (recoveries)	$3,393	$1,566	$571	$582	$49	$291	$389	$144

Provision for loan losses	$10,171	$2,399	$2,958	$1,406	$707	$1,494	$2,382	$2,253

Key Ratios:
Net charge-offs to average loans	0.35%	0.17%	0.06%	0.07%	0.01%	0.04%	0.05%	0.02%
Total non-performing loans to total loans	0.93%	0.77%	0.72%	0.28%	0.25%	0.06%	0.10%	0.15%
Total non-performing assets to total assets	0.97%	0.80%	0.70%	0.34%	0.23%	0.06%	0.09%	0.12%
Loan Loss Reserve Summary:
Balance at beginning of period	$42,113	$41,280	$38,893	$38,069	$34,693	$33,490	$31,497	$29,388
Provision	10,171	2,399	2,958	1,406	707	1,494	2,382	2,253
Addition of The PrivateBank – Georgia loan loss reserve	—	—	—	—	2,718	—	—	—
Net charge-offs (recoveries)	3,393	1,566	571	582	49	291	389	144

Ending allowance for loan losses	$48,891	$42,113	$41,280	$38,893	$38,069	$34,693	$33,490	$31,497
Net loan charge-offs (recoveries):
Commercial real estate	$1,388	$295	$(1)	$236	$—	$—	$250	$—
Residential real estate	—	—	—	(1)	—	—	—	—
Commercial	752	1,077	397	273	29	298	180	121
Personal	247	99	(1)	3	20	(7)	(41)	23
Home equity	—	—	—	—	—	—	—	—
Construction	1,006	95	176	71	—	—	—	—

Total net loan charge-offs (recoveries)	$3,393	$1,566	$571	$582	$49	$291	$389	$144

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIVATEBANCORP, INC.

By:
/s/  Larry D. Richman
Larry D. Richman,
President and Chief Executive Officer

Date: February 29, 2008

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Larry D. Richman and Christopher J. Zinski, and each of them, the true and lawful attorney-in-fact and agents of the undersigned, with full power of substitution and resubstitution, for and in the name, place and stead of the undersigned, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and hereby grants to such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully as to all intents and purposes as each of the undersigned might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Larry D. Richman Larry D. Richman	President, Chief Executive Officer and Director	February 29, 2008

/s/ Dennis L. Klaeser Dennis L. Klaeser	Chief Financial Officer	February 29, 2008

/s/ Ralph B. Mandell Ralph B. Mandell	Executive Chairman and Director	February 29, 2008

/s/ Donald L. Beal Donald L. Beal	Director	February 29, 2008

/s/ William A. Castellano William A. Castellano	Director	February 29, 2008

/s/ Robert F. Coleman Robert F. Coleman	Director	February 29, 2008

/s/ Patrick F. Daly Patrick F. Daly	Director	February 29, 2008

/s/ William A. Goldstein William A. Goldstein	Director	February 29, 2008

/s/ James M. Guyette James M. Guyette	Director	February 29, 2008

/s/ Richard C. Jensen Richard C. Jensen	Director	February 29, 2008

/s/ Philip M. Kayman Philip M. Kayman	Director	February 29, 2008

Signature	Title	Date

/s/ Cheryl Mayberry McKissack Cheryl Mayberry McKissack	Director	February 29, 2008

/s/ William J. Podl William J. Podl	Director	February 29, 2008

/s/ Edward W. Rabin Edward W. Rabin	Director	February 29, 2008

/s/ Collin E. Roche Collin E. Roche	Director	February 29, 2008

/s/ William R. Rybak William R. Rybak	Director	February 29, 2008

/s/ Alejandro Silva Alejandro Silva	Director	February 29, 2008

/s/ James C. Tyree James C. Tyree	Director	February 29, 2008

/s/ John B. Williams John B. Williams	Director	February 29, 2008

EXHIBIT INDEX

EXHIBIT
NO.	DESCRIPTION OF EXHIBITS

3.1	Certificate of amendment of the Amended and Restated Certificate of Incorporation of PrivateBancorp, Inc., as amended (filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2004 (File No. 000-25887) and incorporated herein by reference).
3.2	Amended and Restated Certificate of Incorporation of PrivateBancorp, Inc., as amended (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003 (File No. 000-25887) and incorporated herein by reference).
3.3	Amended and Restated By-laws of PrivateBancorp, Inc. (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2007 (File No. 000-25887) and incorporated herein by reference).
3.4	Certificate of Designation of Series A Junior Nonvoting Preferred Stock of PrivateBancorp, Inc.(1)
4.1	Certain instruments defining the rights of the holders of long-term debt of the Company and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis, have not been filed as exhibits. The Company hereby agrees to furnish a copy of any of these agreements to the SEC upon request.
4.2	Indenture, dated March 14, 2007, between the Company and LaSalle Bank National Association, as Trustee (filed as an exhibit to the Company’s Current Report on Form 8-K dated March 14, 2007 (File No. 000-25887) and incorporated herein by reference).
4.3	Form of 3 5/8% Contingent Convertible Senior Note due 2027 (included in Exhibit 4.2).
4.4	Registration Rights Agreement dated March 14, 2007 between the Company and the Initial Purchaser (filed as an exhibit to the Company’s Current Report on Form 8-K dated March 14, 2007 (File No. 000-25887) and incorporated herein by reference).
4.5	Form of Preemptive and Registration Rights Agreement dated as of November 26, 2007 (filed as an exhibit to the Company’s Current Report on Form 8-K dated November 26, 2007 (File No. 000-25887) and incorporated herein by reference).
10.1	Form of Stock Purchase Agreement dated as of November 26, 2007 between PrivateBancorp, Inc. and the Purchasers named therein (filed as an exhibit to the Company’s Current Report on Form 8-K dated November 26, 2007 (File No. 000-25887) and incorporated herein by reference).
10.2	PrivateBancorp, Inc. Amended and Restated Stock Incentive Plan (filed as Appendix A to the Company’s Proxy Statement for its 2000 Annual Meeting of Stockholders (File No. 000-25887) and incorporated herein by reference).*
10.3	PrivateBancorp, Inc. Incentive Compensation Plan, as amended (filed as Appendix A to the Company’s Proxy Statement for its 2005 Annual Meeting of Stockholders (File No. 000-25887) and incorporated herein by reference).*
10.4	PrivateBancorp, Inc. Deferred Compensation Plan (filed as an exhibit to the Company’s Form S-8 Registration Statement (File No. 333-104807) and incorporated herein by reference).*
10.5	PrivateBancorp, Inc. Strategic Long-Term Incentive Plan (filed as an exhibit to the Company’s Form S-8 Registration Statement (File No. 333-147451) and incorporated herein by reference).*
10.6	Employment Term Sheet Agreement between Ralph B. Mandell and PrivateBancorp, Inc. dated December 14, 2007*(1)
10.7	Employment Term Sheet Agreement among Larry D. Richman, PrivateBancorp, Inc. and The PrivateBank and Trust Company dated October 31, 2007*(1)
10.8	Employment Term Sheet Agreement among Karen B. Case, PrivateBancorp, Inc. and The PrivateBank and Trust Company dated October 29, 2007*(1)

EXHIBIT
NO.	DESCRIPTION OF EXHIBITS

10.9	Employment Term Sheet Agreement among Bruce R. Hague, PrivateBancorp, Inc. and The PrivateBank and Trust Company dated October 25, 2007*(1)
10.10	Employment Term Sheet Agreement among Dennis L. Klaeser, PrivateBancorp, Inc. and The PrivateBank and Trust Company dated December 12, 2007*(1)
10.11	Employment Term Sheet Agreement among Bruce S. Lubin, PrivateBancorp, Inc. and The PrivateBank and Trust Company dated October 25, 2007*(1)
10.12	Employment Term Sheet Agreement among Jay B. Williams, PrivateBancorp, Inc. and The PrivateBank -Wisconsin dated December 12, 2007*(1)
10.13	Employment Term Sheet Agreement among Richard C. Jensen, PrivateBancorp, Inc. and The PrivateBank -St. Louis dated November 19, 2007*(1)
10.14	Form of Indemnification Agreement by and between PrivateBancorp, Inc. and its directors and executive officers (filed as an exhibit to the Company’s Form S-1 Registration Statement (File No. 333-77147) and incorporated herein by reference).*
10.15	Amended and Restated Loan and Subordinated Debenture Purchase Agreement dated as of September 29, 2005 by and between PrivateBancorp, Inc. and LaSalle Bank National Association (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (File No. 000-25887) and incorporated herein by reference).
10.16	First Amendment to Amended and Restated Loan and Subordinated Debenture Purchase Agreement dated December 12, 2006 (filed as an exhibit to the Company’s Annual report of Form 10-K for the year ended December 31, 2006 (File No. 000-25887) and incorporated herein by reference)
10.17	Second Amendment to Amended and Restated Loan and Subordinated Debenture Purchase Agreement by and between PrivateBancorp, Inc. and LaSalle Bank National Association dated April 3, 2007(1)
10.18	Third Amendment to Amended and Restated Loan and Subordinated Debenture Purchase Agreement by and between PrivateBancorp, Inc. and LaSalle Bank National Association dated December 31, 2007(1)
10.19	Form of Inducement Performance Share Award Agreement pursuant to the PrivateBancorp, Inc. Strategic Long-Term Incentive Compensation Plan*(1)
10.20	Form of Nonqualified Inducement Performance Stock Option Agreement pursuant to the PrivateBancorp, Inc. Strategic Long-Term Incentive Compensation Plan*(1)
10.21	Form of Nonqualified Inducement Time-Vested Stock Option Agreement pursuant to the PrivateBancorp, Inc. Strategic Long-Term Incentive Compensation Plan*(1)
10.22	Form of Incentive Stock Option Agreement pursuant to the PrivateBancorp, Inc. Incentive Compensation Plan (filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 000-25887) and incorporated herein by reference).*
10.23	Form of Director Stock Option Agreement pursuant to the PrivateBancorp, Inc. Incentive Compensation Plan (filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 000-25887) and incorporated herein by reference).*
10.24	Form of Non-qualified Stock Option Agreement pursuant to the PrivateBancorp, Inc. Incentive Compensation Plan. (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 000-25887) and incorporated herein by reference).*
10.25	Form of Restricted Stock Award Agreement pursuant to the PrivateBancorp, Inc. Incentive Compensation Plan. (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 000-25887) and incorporated herein by reference).*
21.1	Subsidiaries of the Registrant(1)

EXHIBIT
NO.	DESCRIPTION OF EXHIBITS

23.1	Consent of Ernst & Young LLP(1)
24.1	Powers of Attorney (set forth on signature page)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

(1)	Filed herewith.
*	Indicates management contracts or compensatory plans or arrangements required to be filed as an exhibit.