Form 10-Q
period 2008-05-06
PRIVATEBANCORP, INC
filed 2008-05-06
CIK 889936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For transition period from ________ to ________
Commission File Number:  000–25887

PRIVATEBANCORP, INC.
(Exact name of Registrant as specified in its charter.)

Delaware (State or other jurisdiction of incorporation or organization)	36-3681151 (I.R.S. Employer Identification Number)
70 W. Madison Suite 900 Chicago, Illinois (Address of principal executive offices)	60602 (Zip Code)

(312) 683-7100
(Registrant’s telephone number, including area code)

Indicate by checkmark whether the Registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒                                                      Accelerated filer ☐                                           Non-accelerated filer ☐                                                            Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 2, 2008
Common, no par value	28,549,585

PRIVATEBANCORP, INC.

FORM 10-Q Quarterly Report

SELECTED FINANCIAL DATA

The following table summarizes certain selected unaudited consolidated financial information of PrivateBancorp, Inc. at or for the periods indicated.  This information should be read in conjunction with the unaudited consolidated financial statements and related notes included pursuant to Item 1 of this report.

	Quarter Ended
	03/31/08	12/31/07	09/30/07	06/30/07	03/31/07
Selected Statement of Income Data:	(dollars in thousands, except per share data)
Interest income:
Loans, including fees	$76,113	$71,062	$72,299	$70,732	$68,886
Federal funds sold and interest-bearing deposits	246	275	259	239	238
Securities:
Taxable	4,286	3,951	3,450	3,594	3,589
Exempt from federal income taxes	2,244	2,313	2,345	2,344	2,348
Total interest income	82,889	77,601	78,353	76,909	75,061
Interest expense:
Deposits:
Interest-bearing demand	422	451	475	437	596
Savings and money market	13,221	16,813	17,904	16,667	17,062
Brokered and other time	26,358	20,894	21,732	21,237	19,777
Funds borrowed	4,996	6,087	4,350	4,872	4,084
Junior subordinated deferrable interest debentures held by trusts that issued guaranteed capital debt securities	1,572	1,608	1,604	1,585	1,567
Total interest expense	46,569	45,853	46,065	44,798	43,086
Net interest income	36,320	31,748	32,288	32,111	31,975
Provision for loan losses	17,133	10,171	2,399	2,958	1,406
Net interest income after provision for loan losses	19,187	21,577	29,889	29,153	30,569
Non-interest income:
The PrivateWealth Group fee revenue	4,419	4,310	4,029	4,024	3,826
Mortgage banking income	1,530	828	1,157	1,229	1,314
Other income	1,753	1,066	1,214	1,803	1,126
Securities gains (losses), net	814	-	366	(97)	79
Total non-interest income	8,516	6,204	6,766	6,959	6,345
Non-interest expense:
Salaries and employee benefits	27,749	31,673	13,083	12,734	13,729
Occupancy expense, net	3,845	3,918	3,336	3,160	2,790
Professional fees	2,311	6,442	2,109	1,610	1,715
Investment manager expenses	968	925	857	868	782
Marketing	2,828	2,422	1,058	1,330	1,289
Data processing	1,220	1,282	1,039	984	901
Amortization of intangibles	234	240	241	242	243
Insurance	870	772	452	363	352
Other operating expenses	2,907	4,136	1,749	2,019	1,564
Total non-interest expense	42,932	51,810	23,924	23,310	23,365
Minority interest expense	68	78	100	95	90
(Loss) income before income taxes	(15,297)	(24,107)	12,631	12,707	13,459
Income tax (benefit) provision	(6,364)	(8,962)	3,466	3,956	4,423
Net (loss) income	$(8,933)	$(15,145)	$9,165	$8,751	$9,036
Preferred stock dividends	107	107	--	--	--
Net (loss) income available to common stockholders	$(9,040)	$(15,252)	$9,165	$8,751	$9,036
Per Common Share Data:
Basic earnings per share	$(0.34)	$(0.68)	$0.43	$0.41	$0.42
Diluted earnings per share (1)	(0.34)	(0.68)	0.42	0.40	0.41
Dividends	0.075	0.075	0.075	0.075	0.075
Book value (at end of period)	15.97	16.38	14.59	14.05	13.79
Tangible book value (at end of period) (2)	12.46	12.82	10.01	9.46	9.18

Footnotes begin on page 3

	Quarter Ended
	03/31/08	12/31/07	09/30/07	06/30/07	03/31/07
	(dollars in thousands, except per share data)
Selected Financial Data (at end of period):
Total securities and investments (3)	$588,955	$538,730	$497,948	$495,854	$482,024
Total loans	5,136,066	4,177,795	3,737,523	3,705,339	3,581,398
Total assets	6,013,644	4,990,205	4,498,226	4,486,010	4,343,872
Total deposits	5,014,466	3,761,138	3,588,062	3,638,545	3,582,821
Funds borrowed	359,099	560,809	464,021	407,696	334,128
Junior subordinated deferrable interest debentures held by trusts that issued guaranteed capital debt securities	101,033	101,033	101,033	101,033	101,033
Total stockholders’ equity	493,207	500,793	318,400	306,109	299,672
The PrivateWealth Group assets under management	3,314,461	3,361,171	3,281,576	3,119,878	2,952,227
Selected Statements of Income Data:
Net interest income	$36,320	$31,748	$32,288	$32,111	$31,975
Net revenue (4)(5)	45,862	39,009	40,126	40,142	39,393
(Loss) income before taxes	(15,297)	(24,107)	12,631	12,707	13,459
Net (loss) income	(8,933)	(15,145)	9,165	8,751	9,036

Other Share Data:
Weighted average common shares outstanding	26,885,565	22,537,167	21,223,341	21,185,400	21,331,021
Diluted average common shares outstanding (1)	26,885,565	22,537,167	21,819,333	21,810,173	22,018,295
Common shares issued (at end of period)	28,685,847	28,439,447	22,182,571	22,132,645	22,072,896
Common shares outstanding (at end of period)	28,310,760	28,075,229	21,821,055	21,780,773	21,723,343

Selected Financial Ratios:
Performance Ratios:
Net interest margin (5)(6)	2.88%	2.96%	3.13%	3.19%	3.26%
Net interest spread (7)	2.41	2.50	2.68	2.76	2.84
Non-interest income to average assets	0.63	0.53	0.60	0.64	0.60
Non-interest expense to average assets	3.18	4.45	2.13	2.13	2.22
Net overhead ratio (8)	2.55	3.92	1.53	1.49	1.62
Efficiency ratio (9)(4)	93.61	132.81	59.62	58.07	59.31
Return on average assets (10)	(0.66)	(1.30)	0.82	0.80	0.86
Return on average equity (11)	(7.81)	(16.61)	11.80	11.66	12.37
Fee income to total revenue (12)	17.49	16.35	16.54	18.01	16.39
Dividend payout ratio	(24.23)	(14.30)	17.84	18.64	18.50
Asset Quality Ratios:
Non-performing loans to total loans	0.91%	0.93%	0.77%	0.72%	0.28%
Allowance for loan losses to:
Total loans	1.21	1.17	1.13	1.11	1.09
Non-performing loans	133	125	145	155	391
Net charge-offs to average total loans	0.35	0.35	0.17	0.06	0.07
Non-performing assets to total assets	1.10	0.97	0.80	0.70	0.34
Non-accrual loans to total loans	0.91	0.93	0.69	0.56	0.13
Balance Sheet Ratios:
Loans to deposits	102.42%	111.08%	104.17%	101.84%	99.96%
Average interest-earning assets to average interest-bearing liabilities	112.86	111.32	110.40	109.94	109.75
Capital Ratios:
Total equity to total assets	8.20%	10.04%	7.08%	6.82%	6.90%
Total risk-based capital ratio	11.54	14.20	10.60	10.63	10.45
Tier 1 risk-based capital ratio	9.00	11.39	8.07	8.06	7.93
Leverage ratio	9.13	10.93	7.20	7.08	6.95
Tangible capital ratio	6.66	8.20	4.96	4.70	4.70

(1)	Diluted shares are equal to basic shares for the first quarter 2008 and the fourth quarter 2007 due to the net loss. The calculation of diluted earnings per share results in anti-dilution.
(2)	Tangible book value is total capital less goodwill and other intangibles divided by common shares outstanding at end of period.
(3)	For all periods, with the exception of FHLB stock and certain CRA investments, the securities portfolio was classified as “Available for Sale.”
(4)	The sum of net interest income, on a tax equivalent basis, plus non-interest income.
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

Reconciliation of net interest income to net interest income on a tax equivalent basis
	1Q08	4Q07	3Q07	2Q07	1Q07
Net interest income	$36,320	$31,748	$32,288	$32,111	$31,975
Tax equivalent adjustment to net interest income	1,026	1,057	1,072	1,072	1,073
Net interest income, tax equivalent basis	$37,346	$32,805	$33,360	$33,183	$33,048

(Footnotes continued on next page.)
(6)	Net interest income, on a tax equivalent basis, divided by average interest-earning assets.
(7)	Tax equivalent yield on average interest-earning assets less rate on average interest-bearing liabilities.
(8)	Non-interest expense less non-interest income divided by average total assets.
(9)	Non-interest expense divided by the sum of net interest income, on a tax equivalent basis, plus non-interest income.
(10)	Net income divided by average total assets.
(11)	Net income divided by average common equity.
(12)	The PrivateWealth Group fee revenue, mortgage banking and other income as a percentage of the sum of net interest income and The PrivateWealth Group fee revenue, mortgage banking and other income.
Part I – Financial Information

Item 1.  Financial Statements

PRIVATEBANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31, 2008	December 31, 2007
	(unaudited)
Assets
Cash and due from banks	$54,576	$51,331
Federal funds sold and other short-term investments	22,226	13,220
Total cash and cash equivalents	76,802	64,551
Available-for-sale securities, at fair value	575,798	526,271
Non-marketable equity investments	13,157	12,459
Loans held for sale	9,659	19,358
Loans, net of unearned discount	5,136,066	4,177,795
Allowance for loan losses	(61,974)	(48,891)
Net loans	5,074,092	4,128,904
Goodwill	93,341	93,341
Premises and equipment, net	26,356	25,600
Accrued interest receivable	25,287	24,144
Other assets	119,152	95,577
Total assets	$6,013,644	$4,990,205
Liabilities and Stockholders’ Equity
Demand deposits:
Non-interest-bearing	$341,779	$299,043
Interest-bearing	159,003	157,761
Savings and money market deposit accounts	1,663,275	1,594,172
Brokered deposits	1,396,930	542,470
Other time deposits	1,453,479	1,167,692
Total deposits	5,014,466	3,761,138
Funds borrowed	359,099	560,809
Junior subordinated deferrable interest debentures held by trusts that issued guaranteed capital debt securities	101,033	101,033
Accrued interest payable	17,670	16,134
Other liabilities	28,169	50,298
Total liabilities	$5,520,437	$4,489,412
Stockholders’ Equity
Preferred stock, 1,000,000 shares authorized; 1,428.074 shares issued as of March 31, 2008 and December 31, 2007	41,000	41,000
Common stock, without par value, $1 stated value; 39,000,000 shares authorized; 28,685,847 and 28,439,447 shares issued and outstanding as of March 31, 2008 and December 31, 2007, respectively	27,289	27,225
Treasury stock	(13,925)	(13,559)
Additional paid-in-capital	314,961	311,989
Retained earnings	115,016	126,204
Accumulated other comprehensive income	8,866	7,934
Total stockholders’ equity	493,207	500,793
Total liabilities and stockholders’ equity	$6,013,644	$4,990,205

The accompanying notes to consolidated financial statement are an integral part of these statements.

PRIVATEBANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2008	2007
Interest Income
Loans, including fees	$76,113	$68,886
Federal funds sold and interest-bearing deposits	246	238
Securities:
Taxable	4,286	3,589
Exempt from federal income taxes	2,244	2,348
Total interest income	82,889	75,061
Interest Expense
Deposits:
Interest-bearing demand	422	596
Savings and money market	13,221	17,062
Brokered and other time	26,358	19,777
Funds borrowed	4,996	4,084
Junior subordinated deferrable interest debentures held by trusts that issued guaranteed capital debt securities	1,572	1,567
Total interest expense	46,569	43,086
Net interest income	36,320	31,975
Provision for loan losses	17,133	1,406
Net interest income after provision for loan losses	19,187	30,569
Non-interest Income
The PrivateWealth Group fee revenue	4,419	3,826
Mortgage banking income	1,530	1,314
Other income	1,753	1,126
Securities gains	814	79
Total non-interest income	8,516	6,345
Non-interest Expense
Salaries and employee benefits	27,749	13,729
Occupancy expense, net	3,845	2,790
Professional fees	2,311	1,715
Investment manager expenses	968	782
Marketing	2,828	1,289
Data processing	1,220	901
Amortization of intangibles	234	243
Insurance	870	352
Other operating expense	2,907	1,564
Total non-interest expense	42,932	23,365
Minority interest expense	68	90
(Loss) income before income taxes	(15,297)	13,459
Income tax (benefit) provision	(6,364)	4,423
Net (loss) income	$(8,933)	$9,036
Preferred stock dividends	107	--
Net (loss) income available to common stockholders	$(9,040)	$9,036
Basic earnings per share	$(0.34)	$0.42
Diluted earnings per share	$(0.34)	$0.41
Dividends per share	$0.075	$0.075

The accompanying notes to consolidated financial statement are an integral part of these statements.

PRIVATEBANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2008 AND 2007 (UNAUDITED)
(In thousands, except per share data)

	Preferred Stock	Common Stock	Treasury Stock	Additional paid-in-capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance, January 1, 2007	$—	$21,481	$(5,254)	$153,487	$121,539	$5,871	$297,124
Net income	—	—	—	—	9,036	—	9,036
Net increase in fair value of securities classified as available-for-sale, net of income taxes and reclassification adjustments	—	—	—	—	—	705	705
Total comprehensive income	—	—	—	—	9,036	705	9,741
Common stock dividends declared ($0.075 per share)	—	—	—	—	(1,671)	—	(1,671)
Issuance of common stock	—	33	—	430	—	—	463
Acquisition of treasury stock	—	17	(7,814)	66	—	—	(7,731)
Share-based payment expense	—	—	—	1,489	—	—	1,489
Excess tax benefit on stock based compensation	—	—	—	257	—	—	257
Balance, March 31, 2007	$—	$21,531	$(13,068)	$155,729	$128,904	$6,576	$299,672
Balance, January 1, 2008	$41,000	$27,225	$(13,559)	$311,989	$126,204	$7,934	$500,793
Net income	—	—	—	—	(8,933)	—	(8,933)
Net increase in fair value of securities classified as available-for-sale, net of income taxes and reclassification adjustments	—	—	—	—	—	932	932
Total comprehensive loss	—	—	—	—	(8,933)	932	(8,001)
Common stock dividends declared ($0.075 per share)	—	—	—	—	(2,148)	—	(2,148)
Preferred stock dividends declared	—	—	—	—	(107)	—	(107)
Issuance of common stock	—	64	—	823	—	—	887
Acquisition of treasury stock	—	—	(366)	—	—	—	(366)
Share-based payment expense	—	—	—	2,080	—	—	2,080
Excess tax benefit on stock based compensation	—	—	—	69	—	—	69
Balance, March 31, 2008	$41,000	$27,289	$(13,925)	$314,961	$115,016	$8,866	$493,207

The accompanying notes to consolidated financial statement are an integral part of these statements.

PRIVATEBANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2008 AND 2007 (UNAUDITED)
(In thousands)
	Three months ended March 31,
	2008	2007
Cash flows from operating activities
Net (loss) income	$(8,933)	$9,036
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,047	739
Provision for loan losses	17,133	1,406
Net gain on sale of securities	(814)	(79)
Net decrease (increase) in loans held for sale	9,699	(413)
Increase (decrease) in deferred loan fees	3,928	(56)
Share-based payment expense	2,772	1,489
Change in minority interest	68	90
(Increase) Decrease in accrued interest receivable	(1,144)	1,174
Increase (Decrease) in accrued interest payable	1,537	(812)
Increase in other assets	(24,198)	(2,993)
Decrease in other liabilities	(22,887)	(6,583)
Total adjustments	(12,859)	(6,038)
Net cash (used) provided by operating activities	(21,792)	2,998
Cash flows from investing activities
Proceeds from maturities, paydowns, and sales of available-for-sale securities	40,178	26,939
Purchases of available-for-sale securities	(88,108)	(10,767)
Net loan principal advanced	(966,170)	(81,834)
Premises and equipment expenditures	(1,803)	(1,001)
Net cash used by investing activities	(1,015,903)	(66,663)
Cash flows from financing activities
Net increase in total deposits	1,253,313	31,820
Proceeds from exercise of stock options	887	546
Excess tax benefit	69	257
Acquisition of treasury stock	(366)	(7,814)
Dividends paid	(2,255)	(1,671)
Issuance of debt	44,357	266,684
Repayment of debt	(246,059)	(214,283)
Net cash provided by financing activities	1,049,946	75,539
Net increase in cash and cash equivalents	12,251	11,874
Cash and cash equivalents at beginning of year	64,551	79,397
Cash and cash equivalents at end of period	$76,802	$91,271

The accompanying notes to consolidated financial statement are an integral part of these statements.

PRIVATEBANCORP, INC. AND SUBSIDIARIES

NOTE 1—BASIS OF PRESENTATION

The consolidated financial information of PrivateBancorp, Inc. (“PrivateBancorp” or the “Company”) and its direct and indirect subsidiaries, The PrivateBank – Chicago, which includes Lodestar, The PrivateBank – St. Louis, which includes The PrivateBank – Kansas City, The PrivateBank – Wisconsin, The PrivateBank – Michigan, The PrivateBank – Georgia, and The PrivateBank Mortgage Company, included herein is unaudited; however, such information reflects all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation for the interim periods.  The financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.

The annualized results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results expected for the full year ending December 31, 2008.  The accompanying consolidated financial statements are unaudited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, or cash flows in accordance with U.S. generally accepted accounting principles.  The consolidated financial statements for the period ended March 31, 2008 should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-K.

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

Recent Accounting Pronouncements

Effective January 1, 2007, the Company adopted the Emerging Issues Task Force, “Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4” (“EITF Issue 06-5”) which explains how to determine the amount that can be realized from a life insurance contract.  It also requires that if the contract provides for a greater surrender value if all individual policies in a group are surrendered at the same time, that the surrender value be determined based on the assumption that policies will be surrendered on an individual basis.  In addition, the cash surrender value should not be discounted when contractual limitations on the ability to surrender a policy exist.  EITF Issue 06-5 also requires that fixed amounts that are recoverable by the policyholder in future periods over one year from the surrender of the policy be recognized at their present value.  Adoption of EITF Issue 06-5 as of January 1, 2007 did not impact the Company’s consolidated financial position or results of operations.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 157, “Fair Value Measurements” (“SFAS 157”), to provide guidance on how to measure fair value, which would apply broadly to financial and non-financial assets and liabilities that are measured at fair value under other authoritative accounting pronouncements.  The statement defines fair value, provides a hierarchy that prioritizes inputs that should be used in valuation techniques used to measure fair value, and expands current disclosures about the use of fair value to measure assets and liabilities.  The disclosures focus on the methods used for the measurements and their effect on earnings and would apply whether the assets were measured at fair value in all periods, such as trading securities, or in only some periods, such as for impaired assets.  A transition adjustment would be recognized as a cumulative-effect adjustment to beginning retained earnings for the fiscal year in which the statement is initially adopted.  This adjustment is measured as the difference between the carrying amounts and the fair values of those financial instruments at the date of adoption.  The Company adopted SFAS 157 on January 1, 2008, and the adoption did not have a material impact on financial condition, results of operations, or liquidity.  Please refer to Note 10 beginning on page 19 for more information.

In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”).  The statement gives companies the option, at specified election dates, to measure certain financial assets and liabilities at fair value. The election may be applied to financial assets and liabilities on an instrument by instrument basis, is irrevocable, and may only be applied to entire instruments. Unrealized gains and losses on instruments for which the fair value option has been elected will be reported in earnings at each subsequent reporting date. The Company adopted SFAS 159 on January 1, 2008, and the adoption did not have a material impact on financial condition, results of operations, or liquidity, as we did not elect the fair value option for any of our financial assets or liabilities.

In December 2007, the FASB issued SFAS 141(R), “Business Combinations”(“SFAS 141(R)”). SFAS 141(R) will significantly change how entities apply the acquisition method to business combinations. The most significant changes affecting how the Company will account for business combinations under this Statement include: the acquisition date will be the date the acquirer obtains control; all (and only) identifiable assets acquired, liabilities assumed, and noncontrolling interests in the acquiree will be stated at fair value on the acquisition date; assets or liabilities arising from noncontractual contingencies will be measured at their acquisition date fair value only if it is more likely than not that they meet the definition of an asset or liability on the acquisition date; adjustments subsequently made to the provisional amounts recorded on the acquisition date will be made retroactively during a measurement period not to exceed one year; acquisition-related restructuring costs that do not meet the criteria in SFAS 146,  “Accounting for Costs Associated with Exit or Disposal Activities”, will be expensed as incurred; transaction costs will be expensed as incurred; reversals of deferred income tax valuation allowances and income tax contingencies will be recognized in earnings subsequent to the measurement period; and the allowance for loan losses of an acquiree will not be permitted to be recognized by the acquirer. Additionally, SFAS 141(R) will require new and modified disclosures surrounding subsequent changes to acquisition-related contingencies, contingent consideration, noncontrolling interests, acquisition-related transaction costs, fair values and cash flows not expected to be collected for acquired loans, and an enhanced goodwill rollforward.

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

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an Amendment of ARB No. 51” (“SFAS No. 160”).  SFAS No. 160 requires that a noncontrolling interest in a subsidiary be reported separately within equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements.  It also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The Company is currently evaluating the effects SFAS No. 161 will have on the financial position, results of operations and liquidity.

In March 2008, the FASB issued Statement No. 161, “Disclosures About Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (“SFAS No. 161”).  SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. The Company is currently evaluating the effects SFAS No. 161 will have on the financial position, results of operations and liquidity.

NOTE 2—OPERATING SEGMENTS

During the fourth quarter 2007, we aggregated our geographical banking segments into one banking segment in accordance with paragraph 17 of FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“Statement 131”).  Changes in management made during the fourth quarter 2007 pursuant to the Company’s Strategic Growth Plan modified the way management views its business segments.  All geographical banking locations, whose operations are very similar, whose economic performance we measure consistently and whose products and services and client base are similar, report through one Executive Committee member to the Chief Executive Officer.  As such, our operations consist of three primary business segments: Banking (which includes The PrivateBank Mortgage Company); The PrivateWealth Group (which includes Lodestar); and the Holding Company.  Insurance expense for the Company is allocated to all segments. We apply the accrual basis of accounting for each reportable segment and for transactions between reportable segments. During the first three months of 2008, there were no changes in the measurement methods used to determine reported segment profit or loss as compared to the same period for 2007.  The accounting policies of the segments are generally the same as those described in Note 1—Basis of Presentation to the consolidated financial statements.

Balance sheet highlights at March 31, 2008 and December 31, 2007 for each business segment are summarized in the following segment tables (in thousands).  Note that for balance sheet segment reporting purposes, the balance sheet of The PrivateWealth Group is included in the Banking segment:

March 31, 2008	Total assets	Total deposits	Total borrowings (1)	Total gross loans	Total capital
Banking (2)	$6,302,498	$5,199,734	$168,849	$5,136,066	$698,681
Holding Company Activities	893,793	-	291,283	-	493,207
Intersegment Eliminations (3)	(1,182,647)	(185,268)	-	-	(698,681)
Consolidated	$6,013,644	$5,014,466	$460,132	$5,136,066	$493,207

December 31, 2007	Total assets	Total deposits	Total borrowings (1)	Total gross loans	Total capital
Banking (2)	$5,017,616	$3,970,587	$370,559	$4,177,795	$574,673
Holding Company Activities	799,365	-	291,283	-	500,793
Intersegment Eliminations (3)	(826,776)	(209,449)	-	-	(574,673)
Consolidated	$4,990,205	$3,761,138	$661,842	$4,177,795	$500,793
(1)	Includes Debentures for the Holding Company segment.
(2)	For segment reporting purposes, the balance sheet of The PrivateWealth Group is included in the Banking segment.
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

Financial results for each business segment for the three months ended March 31, 2008 and March 31, 2007 are presented below (in thousands):

Three months ended March 31, 2008	Net Interest Income (Expense)	Provision for Loan Losses	Non-Interest Income	Non-Interest Expense	Minority Interest Expense	Income Tax (Benefit) Provision	Net (Loss) Income
Banking	$39,472	$17,133	$4,682	$34,232	$-	$(3,718)	$(3,052)
The PrivateWealth Group	448	-	4,419	4,190	68	230	379
Holding Company Activities	(3,973)	-	50	4,775	-	(2,686)	(6,012)
Intersegment Eliminations (1)	373	-	(635)	(265)	-	(190)	(248)
Consolidated	$36,320	$17,133	$8,516	$42,932	$68	$(6,364)	$(8,933)

Three months ended March 31, 2007	Net Interest Income (Expense)	Provision for Loan Losses	Non-Interest Income	Non-Interest Expense	Minority Interest Expense	Income Tax Provision (Benefit)	Net Income (Loss)
Banking	$34,389	$1,406	$2,851	$17,108	$-	$6,152	$12,878
The PrivateWealth Group	286	-	3,826	3,515	90	233	385
Holding Company Activities	(3,009)	-	51	2,951	-	(1,843)	(4,066)
Intersegment Eliminations (1)	309	-	(383)	(209)	-	(119)	(161)
Consolidated	$31,975	$1,406	$6,345	$23,365	$90	$4,423	$9,036
(1)
The intersegment eliminations for interest expense reflect the elimination of the holding company’s cash deposited at The PrivateBanks – Chicago, St. Louis and Georgia.  The intersegment eliminations include adjustments necessary for each category to agree with the related consolidated financial statements.

Banking

The PrivateBanks – Chicago, St. Louis, Wisconsin, Michigan and Georgia, provide personalized financial services to a growing array of successful middle-market privately held and public businesses, affluent individuals, wealthy families, professionals, entrepreneurs and real estate investors. Commercial lending products include lines of credit for working capital, term loans for equipment and other investment purposes and letters of credit to support the commitments made by its clients. Treasury management services include a comprehensive suite of collection, disbursement, information reporting, and investment products to assist clients optimize their cash flow.  New commercial banking services include capital markets products such as interest rate protection derivatives and options and foreign exchange.  The banks offer a full range of real estate lending products including fixed and floating rate permanent and interim mortgages, and construction and commercial real estate loans.

Private client services include interest-bearing checking, money market accounts, certificates of deposit, ATM/debit cards, investment brokerage accounts and domestic and international wire transfers. Additionally, some of our banks offer secured and unsecured personal loans and lines of credit.

The Company’s balance sheet at March 31, 2008 reflects $93.3 million of goodwill, which remained unchanged from December 31, 2007.  Customer intangibles on The PrivateBank – Chicago’s balance sheet of $1.7 million at March 31, 2008 and December 31, 2007 reflect the fair value of Lodestar client relationships over a 15-year time horizon.  Amortization expense related to the Lodestar customer intangible assets is currently recognized at approximately $170,000 per year until 2017. The PrivateBank – Michigan balance sheet reflects intangibles of $2.6 million at March 31, 2008, compared to $2.7 million at December 31, 2007. The amortization expense related to The PrivateBank – Michigan intangibles are amortized over 10 years using an accelerated method of amortization.  The amortization expense related to The PrivateBank – Michigan intangibles for the years 2008 through 2012, will be approximately $406,000, $389,000, $373,000, $358,000, and $343,000, respectively.  The PrivateBank – Georgia had intangibles of $2.0 million at March 31, 2008 compared to $2.1 million at December 31, 2007.   The amortization expense related to The PrivateBank – Georgia’s intangibles will be amortized over 8 years using an accelerated method of amortization and for the years 2008 through 2012, the expense will be approximately $355,000, $338,000, $320,000, $302,000, and $284,000, respectively.  There was no goodwill or intangible impairment at March 31, 2008 or December 31, 2007.

The PrivateWealth Group

The PrivateWealth Group (formerly, “Wealth Management”) includes investment management, personal trust, estate administration, custodial, qualified plan, IRA, brokerage and investment advisory services.  The PrivateWealth Group professionals work with trust and investment management clients to define objectives, goals and strategies for clients’ investment portfolios.  They also assist some clients with the selection of independent investment managers to handle account investments.  In addition, account administrators work with trust clients and their attorneys to establish estate plans.  Consistent with the Company’s philosophy, The PrivateWealth Group emphasizes a high level of personal service, including prompt collection and reinvestment of interest and dividend income, daily portfolio valuations, tracking of tax information, customized reporting and ease of security settlement.  Lodestar is an investment management firm that was 80% owned by The PrivateBank - Chicago at March 31, 2008 and is part of The PrivateWealth Group for segment reporting purposes.  Lodestar provides investment management services to high net worth clients, some of whom are also fiduciary services clients of The PrivateWealth Group. Additionally, clients have access to investment advisory, insurance products, and securities brokerage services through an affiliation each of The PrivateBank - Chicago, The PrivateBank - St. Louis, and The PrivateBank - Michigan has with Linsco Private Ledger, a registered broker-dealer and registered investment advisor.

    For the three months ended March 31, 2008, investment manager expenses were $968,000 compared to $782,000 in the prior year period.

Holding Company

Holding Company activities consist of parent company only matters.  The Holding Company’s most significant assets are net investments in its five banking subsidiaries, The PrivateBank – Chicago, The PrivateBank - St. Louis, The PrivateBank – Wisconsin, The PrivateBank – Michigan, and The PrivateBank – Georgia and a mortgage company subsidiary, The PrivateBank Mortgage Company.

Holding Company activities are reflected primarily by interest expense on borrowings and operating expenses.  Recurring Holding Company operating expenses consist of compensation expense related to share-based payments and professional fees.

NOTE 3—EARNINGS PER COMMON SHARE

The following table shows the computation of basic and diluted earnings per common share (in thousands, except per share data) for the three months ended March 31, 2008 and 2007:

	Three months ended March 31,
	2008	2007
Net (loss) income	$(8,933)	$9,036
Preferred stock dividends	107	--
Net (loss) income available to common stockholders	$(9,040)	$9,036
Weighted average common shares outstanding	26,886	21,331
Weighted average common shares equivalent (1)	--	687
Weighted average common shares and common share equivalents (2)	26,886	22,018
Net (loss) income per average common share – basic	$(0.34)	$0.42
Net (loss) income per average common share – diluted	$(0.34)	$0.41

(1)	Common shares equivalent result from stock options being treated as if they had been exercised and are computed by application of the treasury stock method.
(2)	Diluted shares are equal to basic shares for the first quarter 2008 due to the net loss. The calculation of diluted earnings per share results in anti-dilution.

At March 31, 2008, if the Company had net income, rather than a net loss, diluted average common shares outstanding would have increased by approximately 2.1 million shares, which have been excluded from the determination of fully diluted earnings per share because of their anti-dilutive effect.

NOTE 4—OTHER COMPREHENSIVE INCOME

Change in the fair value of securities available-for-sale is presented on a net basis on the Consolidated Statement of Changes in Stockholders’ Equity.  The following table discloses the changes in the components of other accumulated comprehensive income for the three months ended March 31, 2008 and 2007 (in thousands):

	March 31, 2008
	Before Tax Amount	Tax Effect	Net of Tax Amount
Change in unrealized gains (losses) on securities available-for-sale	$2,125	$788	$1,337
Less: reclassification adjustment for (gains) losses included in net income	(646)	(241)	(405)
Change in net unrealized gains (losses)	$1,479	$547	$932

	March 31, 2007
	Before Tax Amount	Tax Effect	Net of Tax Amount
Change in unrealized gains (losses) on securities available-for-sale	$1,414	$674	$740
Less: reclassification adjustment for (gains) losses included in net income	(79)	(44)	(35)
Change in net unrealized gains (losses)	$1,335	$630	$705

NOTE 5—INVESTMENT SECURITIES AND NON-MARKETABLE EQUITY INVESTMENTS

The amortized cost, gross unrealized gain or loss, and the estimated fair value of securities at March 31, 2008 and December 31, 2007, were as follows (in thousands):

	March 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investment Securities
U. S. Agency Notes	$1,492	$34	$—	$1,526
U. S. Government Agency Mortgage-Backed Securities and Collateralized Mortgage Obligations	362,397	6,340	(199)	368,538
Corporate Collateralized Mortgage Obligations	7,327	95	(64)	7,358
Tax-Exempt Municipal Securities	186,782	8,248	(463)	194,567
Taxable Municipal Securities	3,790	19	—	3,809
Federal Home Loan Bank Stock	8,862	—	—	8,862
Other	4,295	—	—	4,295
	$574,945	$14,736	$(726)	$588,955

	December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investment Securities
U. S. Agency Notes	$3,991	$20	$—	$4,011
U. S. Government Agency Mortgage-Backed Securities and Collateralized Mortgage Obligations	300,468	2,563	(921)	302,110
Corporate Collateralized Mortgage Obligations	9,296	84	(24)	9,356
Tax-Exempt Municipal Securities	196,198	10,895	(101)	206,992
Taxable Municipal Securities	3,790	12	—	3,802
Federal Home Loan Bank Stock	7,700	—	—	7,700
Other	4,757	2	—	4,759
	$526,200	$13,576	$(1,046)	$538,730

Investments are comprised of debt securities and equity investments. Our debt securities portfolio is primarily comprised of U.S. government agency obligations, municipal bonds, mortgage-backed pools and collateralized mortgage obligations and is classified as “available-for-sale” and may be sold as part of our asset/liability management strategy in response to changes in interest rates, liquidity needs or significant prepayment risk. Securities available-for-sale are recognized on a trade date basis and are reported at fair value, with unrealized gains and losses, net of taxes, reported as adjustments to other comprehensive income in a separate component of stockholders’ equity. At March 31, 2008, reported stockholders’ equity reflected unrealized securities gains net of tax of $8.9 million compared to unrealized securities gains net of tax of $7.9 million at December 31, 2007.  As of March 31, 2008, the Company has the intent and ability to hold any underwater securities for a period of time sufficient to allow for any anticipated recovery in value. Any decline in fair value of securities that is deemed other than temporary is charged against current period earnings. Our non-marketable equity investments consist of FHLB (Des Moines) stock, FHLB (Indianapolis) stock, FHLB (Chicago) stock, FHLB (Atlanta) stock and certain CRA investments.

At March 31, 2008, we owned $575.8 million of available-for-sale securities, a $49.5 million increase from $526.3 million at December 31, 2007.  The increase is due to purchases made during the quarter at all banking entities.

NOTE 6—ALLOWANCE FOR LOAN LOSSES

Following is a summary of changes in the allowance for loan losses for the three months ended March 31, 2008 and 2007 (in thousands):

	2008	2007
Balance, January 1	$48,891	$38,069
Provision charged to earnings	17,133	1,406
Loans charged-off, net of recoveries	(4,050)	(582)
Balance, March 31	$61,974	$38,893

The following tables present the impaired, non-accrual and past due loans (in thousands):

	March 31, 2008	December 31, 2007
Non-accrual loans:
Impaired loans with valuation reserve required (1)	$3,201	$2,964
Impaired loans with no valuation reserve required	43,316	36,019
Total non-accrual loans	$46,517	$38,983
Loans past due 90 days and still accruing interest	$23	$53
(1) These impaired loans require a valuation reserve because the value of the loans is less than the recorded investment in the loans.

	March 31, 2008	December 31, 2007
Valuation reserve related to impaired loans	$3,201	$2,964
Average impaired loans	44,001	18,654
Interest income foregone on impaired loans (1)	2,911	1,403

(1) Interest calculation annualized for quarter ended March 31, 2008.

NOTE 7—FUNDS BORROWED

 As of March 31, 2008, the Company had a credit facility with a correspondent bank comprised of a $24.75 million senior debt facility and a $75.0 million subordinated debt facility.  The senior debt facility is comprised of a $250,000 term loan with a maturity date of December 31, 2017 and a revolving loan with a maturity date of December 31, 2008.  Management expects to renew the revolving loan on an annual basis.  The subordinated debt matures on December 31, 2017.  The interest rate on the senior debt facility resets quarterly, and is based on, at the Company’s option, either the correspondent bank’s prime rate or three-month LIBOR plus 120 basis points, with a floor of 3.50%.  The interest rate on the subordinated debt resets quarterly, and is equal to three-month LIBOR plus 135 basis points, with a floor of 3.50%.  The subordinated debt qualifies as Tier 2 capital under applicable rules and regulations promulgated by the Board of Governors of the Federal Reserve System.

At March 31, 2008, the Company had $250,000 outstanding on the senior debt facility and $75.0 million of subordinated debt outstanding included in funds borrowed.  The credit facility is used for working capital and other general corporate purposes.

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

Other borrowings consist of FHLB advances, fed funds purchased, and demand repurchase agreements, which are a form of retail repurchase agreements offered to certain clients.  At March 31, 2008, the Company had $168.8 million of other borrowings, compared to $370.6 million at December 31, 2007.

NOTE 8 -- JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES HELD BY TRUSTS THAT ISSUED GUARANTEED CAPITAL DEBT SECURITIES

As of March 31, 2008, the Company owned 100% of the common securities of three trusts, PrivateBancorp Statutory Trust II, PrivateBancorp Statutory Trust III, and Bloomfield Hills Statutory Trust I (the “Trusts”).   PrivateBancorp Statutory Trust II and PrivateBancorp Statutory Trust III were established as wholly-owned subsidiaries of the Company in June 2005 and December 2005, respectively. Bloomfield Hills Statutory Trust I was acquired as part of our acquisition of Bloomfield Hills Bancorp, Inc. on June 20, 2005.  The Trusts were formed for purposes of issuing trust preferred securities to third-party investors and investing the proceeds from the issuance of the trust preferred securities and common securities solely in junior subordinated debentures (“Debentures”) issued by the Company or its subsidiaries, with the same maturities and interest rates as the trust preferred securities. The Debentures are the sole assets of the Trusts.

The following table is a summary of the Company’s junior subordinated deferrable interest debentures held by trusts that issued guaranteed capital debt securities as of March 31, 2008.

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

The Trusts, which are variable interest entities, are not consolidated in the Company’s consolidated financial statements. Accordingly, the Debentures are reflected as “Junior subordinated deferrable interest Debentures held by trusts that issued guaranteed capital debt securities” on the face of the balance sheet and the common securities are included in “other assets.”

The Company has guaranteed the payment of distributions and payments upon liquidation or redemption of the trust preferred securities, in each case to the extent of funds held by the Trusts. The Company and the Trusts believe that, taken together, the obligations of the Company under the guarantees, the Debentures, and other related agreements provide, in the aggregate, a full, irrevocable and unconditional guarantee, on a subordinated basis, of all of the obligations of the Trusts under the trust preferred securities. Subject to certain limitations, the Company has the right to defer the payment of interest on the Debentures at any time, or from time to time, for a period not to exceed 20 consecutive quarters. The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the Debentures at maturity or their earlier redemption. The Debentures are redeemable in whole or in part prior to maturity at any time after the dates shown in the table, and earlier at the discretion of the Company if certain conditions are met, and, in any event, only after the Company has obtained Federal Reserve approval, if then required under applicable guidelines or regulations. The Federal Reserve has the ability to prevent interest payments on Debentures.

The Company’s aggregate principal amount of outstanding Debentures at March 31, 2008 is $101.0 million.  As of March 31, 2008, all of our Debentures are eligible for treatment as Tier 1 capital as allowed by the Federal Reserve.  On March 1, 2005, the Federal Reserve issued a final rule that retains Tier 1 capital treatment for trust-preferred securities but with stricter limits. Under the rule, after a five-year transition period, the aggregate amount of the trust preferred securities and certain other capital elements will retain their current limit of 25% of Tier 1 capital elements, net of goodwill less any associated deferred tax liability. The amount of trust preferred securities and certain other capital elements in excess of the limit could be included in Tier 2 capital, subject to restrictions. Applying the final rule at March 31, 2008, the Company would still be considered well-capitalized under regulatory capital guidelines.

NOTE 9—CAPITAL TRANSACTIONS

During the first quarter 2008, the Company declared and paid a $0.075 per share dividend, consistent with the first quarter 2007 dividend. The Company repurchased 10,869 shares of its common stock during the first quarter 2008, compared to 220,732 during the first quarter 2007, in connection with the satisfaction of stock option exercises and minimum federal withholding tax requirements on the exercise of stock options. The common stock repurchased in the first quarter 2007 includes 213,200 shares repurchased using a portion of the net proceeds of the issuance of our contingent convertible senior notes issued in March 2007.

The Company sold 5,581,680 shares of its common stock, and 1,428.074 shares of a newly created class of nonvoting convertible preferred stock in a private placement offering completed on December 11, 2007.  The convertible preferred shares have the same economic terms as the common shares in all material respects, except that the preferred shares have no voting rights.  The Company used the proceeds from the sale of the shares for working capital and other general corporate purposes, including the support of its Strategic Growth Plan.  The aggregate number of common and preferred shares issued represents 23.5% of the Company’s common stock outstanding after the offering (assuming conversion of the preferred stock) and an increase in stockholders’ equity of $195.6 million.

NOTE 10 – FAIR VALUE MEASUREMENT

The Company adopted SFAS 157 on January 1, 2008, which:

•
defines fair value as the price that would be received upon the sale of an asset, or paid to transfer a liability in an orderly transaction between market participants at the measurement date, and establishes a framework for measuring fair value;

•	establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date;
•
nullifies the guidance in EITF 02-3, which required the deferral of profit at inception of a transaction involving a derivative financial instrument in the absence of observable data supporting the valuation technique;

•	eliminates large position discounts for financial instruments quoted in active markets and requires consideration of the Company’s creditworthiness when valuing liabilities; and
•	expands disclosures about instruments measured at fair value.

Determination of Fair Value
The Company has an established and well-documented process for determining the fair values of assets and liabilities. Fair value is based upon quoted market prices, where available. If listed prices or quotes are not available, fair value is based upon quoted prices for similar assets and liabilities. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments include amounts to reflect counterparty credit quality, the Company’s creditworthiness, liquidity and unobservable parameters that are applied consistently over time.  To ensure that the valuations are appropriate, the Company has various controls in place.

The Company believes its valuation methods are appropriate and consistent with other market participants.  However, the use of different methodologies, or assumptions, to determine the fair value of certain financial instruments could result in a different estimate of fair value.  Additionally, the methods used may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values.

Valuation Hierarchy
SFAS 157 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

•	Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
•
Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 – unobservable inputs to the valuation methodology that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Available-for-Sale Securities
Fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Examples of such instruments, which would generally be classified within level 2 of the valuation hierarchy, include collateralized mortgage obligations, mortgage backed securities, and municipal bonds.

Impaired Loans
Impaired loans are included as Loans on the Company’s balance sheet with amounts specifically reserved for credit impairment in the Allowance for Loan Losses.  The fair value of impaired loans is based on underlying collateral or estimated cash flows that are discounted using a rate commensurate with the risk associated with the estimated cash flows. Assumptions regarding credit risk, cash flows and discount rates are determined using available market information and specific borrower information.  These assets are classified within level 2.

Other Assets
Included in Other Assets are interest rate swaps with positive fair values and other real estate owned, both generally classified as level 2.  The fair value of interest rate swaps are determined based on the fair market value as quoted by broker-dealers using standardized industry models. Other real estate owned is valued based on third-party appraisals of each property and the Company’s judgment of other relevant market conditions.

Other Liabilities
Included in Other Liabilities are interest rate swaps with negative fair values. The fair value of interest rate swaps are determined based on the fair market value as quoted by broker-dealers using standardized industry models.  These are classified as level 2 valuations.

The following table presents the financial instruments carried at fair value as of March 31, 2008 by balance sheet caption as described above and by SFAS 157 valuation hierarchy.

Assets and liabilities measured at fair value on a recurring basis (dollars in thousands)
March 31, 2008	Total	Level 1	Level 2	Level 3
Assets
Available-for-sale securities, at fair value	$575,798	$1,024	$570,953	$3,821
Other assets (1)	6,632	--	6,632	--
Total assets	$582,430	$1,024	$577,585	$3,821
Liabilities
Other liabilities	$6,632	$--	$6,632	$--
Total liabilities	$6,632	$--	$6,632	$--

(1) Interest rate swaps with positive fair values.

The following table presents the changes in Level 3 financial instruments carried at fair value as of March 31, 2008.

March 31, 2008	Available-for-sale securities, at fair value
(dollars in thousands)
Balance at the beginning of quarter	$3,820
Total unrealized gains (losses)	1
Purchases, sales, issuances and settlements, net	--
Transfer out of Level 3	--
Balance at the end of the quarter	$3,821

Net unrealized gains (losses)	1

Nonrecurring fair value changes

Certain assets and liabilities are measured at fair value on a nonrecurring basis.  The instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following table presents the financial instruments carried at fair value on a nonrecurring basis as of March 31, 2008 by balance sheet caption as described above and by SFAS 157 valuation hierarchy.

Assets and liabilities measured at fair value on a nonrecurring basis
March 31, 2008	Total	Level 1	Level 2	Level 3
Assets
Impaired loans	$8,360	$--	$8,360	$--
Other assets (1)	19,346	--	19,346	--
Total assets	$27,706	--	$27,706	--

(1)	Other real estate owned

In accordance with the provisions of FASB Statement No. 114, “Accounting by Creditors for Impairment of a Loan,” collateral-dependent impaired loans with a carrying value of $10.0 million were written down to their fair value of $8.4 million, resulting in an impairment charge of $1.6 million, which was included in earnings for the period.

NOTE 11—FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK
 AND DERIVATIVE TRANSACTIONS

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

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments, assuming that the amounts are fully advanced and that collateral or other security is of no value. The banks use the same credit policies in making commitments and conditional obligations as they do for on-balance-sheet instruments.

At March 31, 2008 and December 31, 2007, the banks had the following categories of credit-related financial instruments:

	March 31, 2008	December 31, 2007
	(in thousands)
Commitments to extend credit	$2,136,266	$1,686,143
Standby letters of credit	93,407	72,691

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

Standby letters of credit are conditional commitments issued by the banks to guarantee the performance of a client to a third-party. Those guarantees are primarily issued to support commercial business activities of our clients. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to clients. The bank holds collateral supporting those commitments for which collateral is deemed necessary. It is the banks’ general policy to require third-party guarantees on all standby letters of credit regardless of the collateral used to secure a standby letter of credit. The majority of our standby letters of credit are secured by cash or other collateral.

The Company enters into derivatives that include commitments to fund certain mortgage loans to be sold into the secondary market and forward commitments for the future delivery of residential mortgage loans. These derivatives are not entered into for purely speculative purposes nor have they been designated as SFAS No. 133 hedge relationships.  It is the Company’s practice to enter into forward commitments for the future delivery of fixed rate residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates on its commitments to fund the loans as well as on its portfolio of mortgage loans held-for-sale.  At March 31, 2008, the Company had approximately $3.7 million of interest rate lock commitments and $13.2 million of forward commitments for the future delivery of residential mortgage loans. The fair values were estimated based on changes in mortgage rates from the date of the commitments.

The Company also enters into derivative financial instruments as part of our client product offering and interest rate risk management strategies.  These derivative financial instruments consist primarily of interest rate swaps, which effectively allow the Company to receive floating rate interest payments on certain client loans, while our clients pay a fixed rate of interest.  As of March 31, 2008, the notional amount of non-hedging interest rate swaps in which our clients were the counterparty was $293.5 million, while the notional amount of non-hedging interest rate swaps in which institutional firms were the counterparty was also $293.5 million.  The Company marks each derivative transaction to market through other income at each period end.  As of March 31, 2008, the Company had recorded gross mark to market derivative income of $6.6 million and gross mark to market derivative expense of $6.6 million, resulting in no net income statement impact.
NOTE 12—ACCOUNTING FOR STOCK-BASED COMPENSATION

As part of the Company’s Strategic Growth Plan, during the first quarter 2008, the Company continued to grant equity-based awards under its Strategic Long Term Incentive Plan as an inducement to new employees.  These awards include time-vested stock options, performance vested stock options and restricted shares that vest based on the Company’s stock achieving specified stock price targets.  These awards contain substantially the same terms as awards previously issued under this plan but with different exercise prices based on the date of grant.  The exercise price of the stock options granted in 2008 range from $30.03 to $36.75 per share.  The Company issued 1,006,600 awards in the first quarter and another 874,350 awards subsequent to quarter end.  Through May 1, 2008, 4,315,550 awards had been issued from the Strategic Long Term Incentive Plan with 684,450 shares available to be issued.

The expense associated with awards issued in the first quarter are included in our first quarter financial results; awards issued subsequent to the first quarter are not included.    Combining inducement awards with retention equity awards, the total equity awards outstanding, which were granted by the Company from the time the Strategic Growth Plan was announced and through March 31, 2008, had a value of approximately $62.0 million at March 31, 2008 compared to approximately $50.0 million at December 31, 2007.  The cost of these Awards will be expensed over the five-year period ending December 31, 2012.  Compensation costs associated with these awards totaled $2.2 million for the first quarter 2008 compared to $2.0 million for the fourth quarter 2007.

Total equity award expense, including transformation and retention awards, was $2.8 million in the first quarter 2008, compared to $3.5 million in the fourth quarter 2007 and $1.5 million in the first quarter 2007.

NOTE 13—SUBSEQUENT EVENTS

On April 25, 2008, the Company signed a long-term 105,450 square foot lease and will move its headquarters to 120 South LaSalle Street, Chicago in the first quarter 2009.  The Company’s executive officers, as well as a portion of The PrivateBank – Chicago’s commercial and private bankers, will relocate to this location. The lease will commence on January 1, 2009 and the Company will occupy the entire banking hall located on the second and third levels of the building as well as the entire sixth floor. The lease terms also include retail space located on the first floor of the building and storage space located on the fourth floor.  The Company will also continue to maintain offices at its current location at 70 West Madison, Chicago.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

PrivateBancorp, Inc. (“PrivateBancorp” or the “Company”), a Delaware corporation, through its PrivateBank subsidiaries, provides distinctive, highly personalized, financial services to a growing array of successful middle-market privately held and public businesses, affluent individuals, wealthy families, professionals, entrepreneurs and real estate investors.  Since its inception in 1989, The PrivateBank has expanded into multiple geographic markets in the Midwest and Southeastern United States through the creation of de novo banks and banking offices and the acquisition of existing banks.

In the fourth quarter of 2007, we announced the implementation of our new Strategic Growth Plan (the “Plan”), designed to take advantage of the disruption in the Chicago middle-market commercial banking market caused by the announcement of the sale of LaSalle Bank, N.A. to Bank of America, and, as a result, seize an opportunity to expand our lines of business, product offerings and reach within our current markets as well as in select new markets, with the goal of becoming the premier middle-market commercial, commercial real estate, private client and wealth management bank in our chosen markets.

Implementation of the Plan included the hiring of our new CEO and President, Larry D. Richman, and a significant number of talented, experienced middle-market commercial bankers and other personnel.  Through March 31, 2008, we have added a total of 98 commercial bankers and 52 additional personnel who support the Company’s infrastructure and delivery of our products and services.  The new hires made during the first quarter 2008 continued to result in substantial compensation-related expense during the quarter, and were the primary factor resulting in our net loss of $8.9 million, or $0.34 per diluted share, for the first quarter 2008, compared to net income of $9.0 million, or $0.41 per diluted share, for the first quarter 2007.  We also made a substantial investment in infrastructure during the quarter, laying the foundation for future growth, but which resulted in a substantial increase in our ongoing operating expenses compared to the prior year quarter.  Accordingly, when comparing our results of operations for the first quarter 2008 to the first quarter 2007, the costs incurred in connection with the Plan, which affected almost every category of non-interest expense, need to be considered.

With much of the investment in our people and infrastructure now made, management is focused on key performance indicators – revenue, deposit and loan growth, operating efficiency and profitability, as well as client acquisition success – in order to measure the success of the implementation of the Plan.  As we continued to execute the Plan, we saw strong balance sheet and revenue growth during the quarter, as reflected in the following specific results:

•	total assets increased 21% to $6.0 billion at March 31, 2008,

•	total loans increased 23% during the quarter to $5.1 billion,

•	total deposits increased 33% to $5.0 billion, which included a $398.9 million, or 12% increase, in client deposits, and

•	revenue grew 18% during the first quarter.

Notwithstanding the significant growth in our business during the quarter, we continued to experience a challenging credit market at the same time.  Non-performing asset levels were higher at 1.10% of total assets at March 31, 2008, compared to 0.97% at December 31, 2007, resulting in an increase in our allowance for loan losses.  Our net charge offs totaled $4.1 million in the first quarter 2008, or an annualized rate of 0.35% of average total loans, versus net charge offs of $582,000, or an annualized rate of 0.07% of average loans, in the prior first quarter, and net charge-offs of $3.4 million, or an annualized rate of 0.35% of average loans, in the fourth quarter 2007.  Also, during the first quarter 2008, the provision for loan losses increased to $17.1 million, compared to $1.4 million in the first quarter 2007 and $10.2 million in the fourth quarter 2007, due to the substantial loan growth and the increase in non-performing assets, coupled with current market conditions and loans charged off during the quarter.

We also experienced net interest margin compression as a result of numerous interest rate reductions by the Federal Reserve during the quarter and due to the increase in non-performing assets. Net interest margin decreased to 2.88% for the first quarter 2008, compared to 3.26% in the first quarter 2007, and 2.96% for the fourth quarter 2007.

Despite the challenging environment, we have continued to grow the Company.  Given the acceleration in loan growth since inception of the Plan, we are focused on balancing growth in our loan portfolio with an emphasis on appropriate sources of funding, including gathering deposits and other alternative funding sources.

For financial information regarding our business segments, which include Banking, The PrivateWealth Group and Holding Company Activities, see “Operating Segments Results” beginning on page 11 and “Note 2−Operating Segments” to our consolidated unaudited financial statements as of and for the three months ended March 31, 2008 included in this report.

Critical Accounting Policies

Generally accepted accounting principles are complex and require management to apply significant judgment to various accounting, reporting and disclosure matters.  Management must use assumptions and estimates to apply these principles where actual measurements are not possible or practical.  Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements included herein. Reference should also be made to our significant accounting policies set out in the notes to consolidated financial statements, beginning on page F-8 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.  Below is a discussion of our critical accounting policies.  These policies are critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates.  Changes in such estimates may have a significant impact on the financial statements.  Actual results could differ from those estimates.  Management has reviewed the application of these policies with the Audit Committee of the Company’s Board of Directors.

The accounting policies that we view as critical to us are those relating to estimates and judgments regarding the determination of the adequacy of the allowance for loan losses, the estimation of the valuation of goodwill and the useful lives applied to intangible assets, and income taxes.

Allowance for Loan Losses

We maintain an allowance for loan losses at a level management believes is sufficient to absorb credit losses inherent in our loan portfolio. The allowance for loan losses represents our estimate of probable losses in the portfolio at each balance sheet date and is based on a review of available and relevant information.  The allowance contains provisions for probable losses that have been identified relating to specific borrowing relationships as well as probable losses inherent in our loan portfolio.  Our allowance for loan losses is assessed monthly to determine the appropriate level of the allowance. The amount of the allowance for loan losses is determined based on a variety of factors, including assessment of the credit risk of the loans in the portfolio, delinquent loans, impaired loans, evaluation of current economic conditions in the market area, actual charge-offs and recoveries during the period, industry loss averages, historical loss experience, and loan growth. The unallocated portion of the reserve involves the exercise of judgment by management and reflects various considerations, including management’s view that the reserve should have a margin that recognizes the imprecision inherent in the process of estimating credit losses.

Management adjusts the allowance for loan losses by recording a provision for loan losses in an amount sufficient to maintain the allowance at the level determined appropriate. Loans are charged-off when deemed to be uncollectable by management. We believe that the allowance for loan losses is adequate to provide for estimated probable credit losses inherent in our loan portfolio.

Goodwill and Intangible Assets

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Other intangible assets represent purchased assets that also lack physical substance but can be separately distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset, or liability. We perform an annual goodwill impairment test in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, which requires that goodwill and intangible assets that have indefinite lives be reviewed for impairment annually, or more frequently if certain indicators arise.   Impairment losses on recorded goodwill, if any, will be recorded as operating expenses.

Goodwill is “pushed down” to business segments at acquisition. Fair values of reporting units are determined using either discounted cash flow analyses based on internal financial forecasts or, if available, market-based valuation multiples for comparable businesses.  No impairment was identified as a result of the annual testing performed during 2007.  No events or circumstances have occurred during the period that would more likely than not reduce the fair value of a reporting unit below its carrying value.  In the fourth quarter, the Company will complete its annual review as of October 31, 2008.

Identifiable intangibles consist of customer intangibles acquired through various acquisitions and are amortized over their estimated lives using amortization methods determined by management to represent the recovery of their value.  The estimates of the value upon acquisition, the useful life, and periodic assessment of impairment require significant judgment.  Note 2 - Operating Segments contains additional information regarding goodwill carrying values.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS
 ENDED MARCH 31, 2008 AND 2007

 The profitability of our operations depends on our net interest income, provision for loan losses, non-interest income, and non-interest expense. Net interest income is dependent on the amount of, and yields we are able to earn on, interest-earning assets, such as loans, as compared to the amount of, and rates we are required to pay on, interest-bearing liabilities, such as deposits. Net interest income is sensitive to changes in market rates of interest as well as to the execution of our asset/liability management strategy. The provision for loan losses is affected by changes in the loan portfolio, including loan growth, management’s assessment of the collectability of the loan portfolio, historical loss experience, as well as economic and market factors.  Non-interest income consists primarily of fee revenue generated by The PrivateWealth Group, mortgage banking income, earnings on bank-owned life insurance and fees for ancillary banking services.  Net securities gains/losses are also included in non-interest income.

 Net Income

The Company reported a net loss for the first quarter 2008 of $8.9 million, or $0.34 per diluted share, compared to net income of $9.0 million, or $0.41 per diluted share, for the first quarter 2007. The decrease in net income over the prior year quarter was primarily attributable to increases in compensation expense associated with the continued implementation of the Company’s previously announced Strategic Growth Plan, as well as an increased provision for loan loss expense and continued compression of our net interest margin.  We expect our revenue will begin to grow faster than operating expenses in the second quarter 2008 as growth in compensation expenses is expected to normalize with the completion of Plan-associated hiring.

 Net Interest Income

Net interest income was $36.3 million for the three months ended March 31, 2008, compared to $32.0 million in the prior year quarter, an increase of 14%, primarily attributable to a significant increase in loan volumes.  Net interest income is affected by both the volume of assets and liabilities recorded during the period and the corresponding rates earned and paid on those balance sheet accounts.  Net interest income increased over the prior year period primarily due to a larger base of assets earning interest, which more than offset the net interest margin compression during the quarter. Average earning assets at March 31, 2008 were $5.2 billion compared to $4.0 billion at March 31, 2007, an increase of 27%. Our net interest margin on a tax equivalent basis was 2.88% for the three months ended March 31, 2008 compared to 3.26% for the prior year quarter.  Earning assets yielded 6.49% in the first quarter 2008 compared to 7.56% in the first quarter 2007, a decrease of 107 basis points.  Our cost of funds was 4.08% during the first quarter 2008 compared to 4.73% during the first quarter 2007, a decrease of 65 basis points.  Non-interest bearing funds, which represent non-interest bearing sources of funds that are able to be deployed in interest bearing assets, positively impacted net interest margin by 0.47% for the three months ended March 31, 2008 compared to 0.42% in the prior year quarter.

A large portion of our funding is sensitive to movements in the short end of the LIBOR yield curve, just as a large majority of our loan portfolio is effectively priced off the prime rate and LIBOR.  Our net interest margin remains under pressure during 2008 due to continued decreases in the prime and LIBOR rates of interest, loans repricing more quickly than deposits.  The cost of available funding sources used to support our loan growth has impacted our margin in 2008; our reliance on relatively more expensive brokered deposits as a funding source increased during the quarter and compressed our net interest margin.  If the Federal Reserve continues to lower rates, we expect additional modest pressure on our net interest margin.

Additionally, our net interest margin was negatively impacted by the increase in non-performing assets during the quarter, which grew to $65.9 million at March 31, 2008 from $48.3 million at December 31, 2007.  During the first quarter 2008, the Company reversed approximately $1.0 million in accrued interest income due to loans which became non-performing.  The interest reversal during the year accounted for eight basis points of margin compression.

The following tables present a summary of our net interest income, related net interest margin, and average balance sheet calculated on a tax equivalent basis (dollars in thousands):

	Three Months Ended March 31,
	2008			2007
	Average Balance(1)	Interest	Rate	Average Balance(1)	Interest	Rate
Fed funds sold and interest bearing deposits	$25,708	$246	3.20%	$29,349	$238	3.26%
Tax-exempt municipal securities	190,009	3,270	6.88%	198,779	3,421	6.89%
US Government Agencies, MBS and CMOs	320,332	4,001	5.00%	270,094	3,383	5.01%
Taxable municipal securities	3,790	71	7.54%	3,810	71	7.54%
FHLB stock	8,160	85	4.13%	5,428	72	5.09%
Other securities	12,901	129	3.98%	3,816	63	2.08%
Taxable securities and investments	345,183	4,286	4.97%	283,148	3,589	5.01%
Commercial and Industrial, Construction and Commercial Real Estate Loans	3,925,998	65,801	6.68%	2,950,074	58,492	7.99%
Residential Real Estate Loans	279,966	4,313	6.05%	260,469	4,051	5.98%
Private Client Loans	386,513	5,999	6.23%	321,790	6,343	8.00%
Total Loans(2)	4,592,477	76,113	6.60%	3,532,333	68,886	7.84%
Total earning assets	$5,153,377	$83,915	6.49%	$4,043,609	$76,134	7.56%
Allowance for Loan Losses	(51,726)			(38,157)
Cash and Due from Banks	53,851			45,656
Other Assets	267,207			223,968
Total Average Assets	$5,422,709			$4,275,076

Interest Bearing Demand accounts	$152,094	$422	1.11%	$139,808	$596	1.15%
Regular Savings Accounts	14,071	59	1.70%	13,601	43	2.13%
Money Market Accounts	1,582,264	13,162	3.33%	1,539,427	17,019	4.54%
Time Deposits	1,268,376	14,544	4.60%	982,743	12,655	5.21%
Brokered Deposits	1,008,195	11,814	4.70%	574,403	7,122	5.02%
Total Deposits	4,025,000	40,001	3.98%	3,249,982	37,435	4.67%
FHLB advances	143,240	1,526	4.26%	91,981	1,057	4.60%
Other borrowings	293,418	3,470	4.57%	241,331	3,027	4.98%
Junior Subordinated deferrable interest debentures held by trusts that issued guaranteed capital debt securities	101,033	1,572	6.16%	101,033	1,567	6.02%
Total interest-bearing liabilities	$4,562,691	$46,569	4.08%	$3,684,327	$43,086	4.73%
Non-Interest Bearing Deposits	325,368			$265,959
Other Liabilities	75,599			28,567
Stockholders' Equity	459,051			296,223
Total Average Liabilities & Stockholders' Equity	$5,422,709			$4,275,076
Tax equivalent net interest income(3)		$37,346			$33,048
Net interest spread(4)			2.41%			2.84%
Effect of non interest bearing funds			0.47%			0.42%
Net interest margin(3)(5)			2.88%			3.26%

(1)	Average balances were generally computed using daily balances.
(2)
Non-accrual loans are included in the average balances and the interest foregone on these loans was approximately $2.9 million for the quarter ended March 31, 2008 compared to approximately $435,000 in the prior year quarter.

(3)	Reconciliation of current quarter net interest income to prior year quarter net interest income on a tax equivalent basis:

	Three months ended March 31,
	2008	2007
Net interest income	$36,320	$31,975
Tax equivalent adjustment to net interest income	1,026	1,073
Net interest income, tax equivalent basis	$37,346	$33,048

(4)	Yield on average interest-earning assets less rate on average interest-bearing liabilities.
(5)	Net interest income, on a tax-equivalent basis, divided by average interest-earning assets.

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

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007
	Change due to rate	Change due to volume	Change due to mix	Total change
	(in thousands)
Interest income/expense from:
Fed funds sold and other short-term investments	$(5)	$(30)	$43	$8
Investment securities (taxable)	(28)	774	(49)	697
Investment securities (non-taxable)(1)	(1)	(151)	1	(151)
Loans, net of unearned discount	(10,925)	20,728	(2,576)	7,227
Total tax equivalent interest income(1)	$(10,959)	$21,321	$(2,581)	$7,781
Interest-bearing deposits	$(5,582)	$9,026	$(878)	$2,566
Funds borrowed	(333)	1,255	(10)	912
Junior subordinated deferrable interest debentures held by trusts that issued guaranteed capital debt securities	(12)	--	17	5
Total interest expense	(5,927)	10,281	(871)	3,483
Net tax equivalent interest income(1)	$(5,032)	$11,040	$(1,710)	$4,298

(1)
Interest income on tax-advantaged investment securities reflects a tax equivalent adjustment based on a marginal federal corporate tax rate of 35% for 2008 and 2007.  The total tax equivalent adjustment reflected in the above table was $1.0 million and $1.1 million for the three months ended March 31, 2008 and 2007, respectively.

Provision for Loan Losses

We provide for an adequate allowance for loan losses that are probable and reasonably estimable in the portfolio. The provision for loan losses reflects management’s assessment of the inherent losses in the loan portfolio. Our allowance for probable loan losses is reassessed monthly to determine the appropriate level of the reserve.  Our analysis is influenced by the following factors: assessment of the credit risk of the loans in the portfolio, delinquent loans, impaired loans, evaluation of current economic conditions in the market area, actual charge-offs and recoveries during the period, industry loss averages, historical loss experience and loan growth.  A discussion of the allowance for loan losses and the factors on which provisions are based begins on page 36.

During the first quarter 2008, the provision for loan losses increased to $17.1 million compared to $1.4 million in the first quarter 2007 due to the substantial loan growth incurred and an increase in non-performing assets, coupled with current market conditions and loans charged off during the quarter.  Net charge-offs for the three months ended March 31, 2008 were $4.1 million, or an annualized rate of 0.35% of average total loans, compared to charge-offs of $582,000, or an annualized rate of 0.07% of average total loans, for the comparable period in 2007.

 Non-interest Income

The following table presents the breakdown of non-interest income for the periods presented and the variance between periods:

	Three Months Ended
	March 31,
	2008	2007	Variance
The PrivateWealth Group fee revenue	$4,419	$3,826	15%
Mortgage banking income	1,530	1,314	16%
Banking and other services	1,321	731	81%
Bank owned life insurance	432	395	9%
Securities gains	814	79	930%
Total non-interest income	$8,516	$6,345	34%

Non-interest income was $8.5 million for the three months ended March 31, 2008 compared to $6.3 million for the prior year period, reflecting an increase of 34%. Banking and other services income increased 81% to $1.3 million for the three months ended March 31, 2008, compared to $731,000 for the prior year period due to fee income generated on new products and services to clients.  One of the goals of our Strategic Growth Plan is to diversify our non-interest income by generating new sources of fee income through the offering of new products and services.  Over the last two quarters, the Company has enhanced or introduced a variety of new products and services including lockbox, control disbursement, virtual vault, interest-rate swaps, and foreign exchange services.

The PrivateWealth Group fee revenue was $4.4 million for the three months ended March 31, 2008, an increase of 15% from $3.8 million from the prior year period.  The PrivateWealth Group assets under management increased 12% to $3.3 billion at March 31, 2008 compared to $3.0 billion at March 31, 2007 and unchanged from December 31, 2007.

Mortgage banking income for the first quarter 2008 was $1.5 million compared to $1.3 million for the first quarter 2007. Mortgage banking income increased over the period due to market demand and a higher volume of loans sold.

During the first quarter 2008, bank owned life insurance (BOLI) revenue increased 9% compared to the prior year quarter.  Income recognized on this product includes policies covering certain higher-level employees who are deemed to be significant contributors to the Company. The cash surrender value of BOLI at March 31, 2008 was $44.6 million, compared to $44.2 million at December 31, 2007, and is included in other assets on the balance sheet.

Securities gains increased to $814,000 for the three months ended March 31, 2008 from $79,000 in the prior year period. The increase from the prior year quarter was due to gains realized in selective repositioning of the investment portfolio.

Non-interest Expense

The following table presents the breakdown of non-interest expense for the periods presented and the variance between periods:

	Three Months Ended
	March 31,
	2008	2007	Variance
	(in thousands)
Salaries and employee benefits	$27,749	$13,729	102%
Occupancy	3,845	2,790	38%
Professional fees	2,311	1,715	35%
Investment manager expenses	968	782	24%
Marketing	2,828	1,289	119%
Data processing	1,220	901	35%
Postage, telephone and delivery	541	403	34%
Office supplies and printing	350	249	41%
Amortization of intangibles	234	243	(4)%
Insurance	870	352	147%
Other expense	2,016	912	121%
Total non-interest expense	$42,932	$23,365	84%

Non-interest expense was $42.9 million in the first quarter 2008, compared to $23.4 million in the prior year period.  Growth in our non-interest expense is primarily attributable to increased compensation, occupancy and marketing expenses.  Expenses related to the implementation of the Plan, including the hiring of a net total of 34 new managing directors and the opening of four new banking offices in Cleveland, Des Moines, Denver and Minneapolis, are reflected in salaries and benefits expense and occupancy expense, respectively.

 The final stage in the Company’s major hiring initiative as part of the Plan occurred during the first quarter 2008 with the hiring of a net total of 34 new Managing Directors, bringing the total number of managing directors to 258 at March 31, 2008, compared to 150 at March 31, 2007 and 224 at December 31, 2007.  Employees were hired across all our offices during the quarter. Full-time equivalent (FTE) employees increased 36% to 657 at the end of the first quarter 2008, from 482 at the end of the first quarter 2007.   In total, the Company hired approximately 150 personnel pursuant to the Plan over the last two quarters.  During the first quarter 2008, sign-on bonus payments to newly hired employees were $3.7 million, compared to $13.7 million in the fourth quarter 2007.  The Transformation and Retention Equity Awards outstanding, which were granted by the Company from the time the Plan was announced and through March 31, 2008, had a value of approximately $62.0 million at March 31, 2008 compared to approximately $50.0 million at December 31, 2007.  The cost of these awards will be expensed over the five-year period ending December 31, 2012.  Compensation costs associated with these awards totaled $2.2 million for the first quarter 2008 compared to $2.0 million for the fourth quarter 2007.   Total equity award expense, including transformation and retention awards, was $2.8 million in the first quarter 2008, compared to $3.5 million in the fourth quarter 2007 and $1.5 million in the first quarter 2007.  Non-interest expense in the first quarter of 2008 also includes the accrual of a pro rata portion of the Company’s current estimate of aggregate annual cash bonus incentive compensation for 2008 which may be awarded based on performance that the Company believes is indicative of the Company’s progress toward achieving long-term success under the Plan.

For the three months ended March 31, 2008, marketing expenses increased 119% over the prior year period, reflecting an increase in marketing initiatives for client development pursuant to the Plan, website upgrading, charitable contributions and overall growth in the Company’s business development activities.

The 38% increase in occupancy expense in the first quarter 2008 compared to the first quarter 2007 is due to the expansion and improvement of several of our existing offices and an increase in common area maintenance charges at our headquarters location. Due to the increase in employees and the need for additional space, during the second quarter 2008, we signed a definitive lease agreement to move our headquarters location to 120 S. LaSalle Street in Chicago during the first quarter 2009.  We will continue to maintain our offices at our current downtown Chicago location at 70 W. Madison.

Insurance expense increased to $870,000 for the three months ended March 31, 2008, compared to $352,000 for same period in the prior year primarily due to an increase in FDIC insurance caused by increased rates.

For the three months ended March 31, 2008, investment manager expenses, which are fees paid to third party investment managers and Lodestar, increased 24% over the prior year period due to the 12% increase in assets managed by The PrivateWealth Group over the prior year period.

Data processing costs, which include fees paid for information technology services and support, increased 35% during the first quarter 2008 compared to the first quarter 2007 due to investments in technology Company-wide, the development of a document retention solution, support for facility relocations and upgrading.

Approximately $752,000 of the other expense category for the three months ended March 31, 2008 includes operating expenses and disposition costs related to the resolution of OREO property.

The efficiency ratio (on a tax-equivalent basis), which measures the percentage of revenue that is expended as non-interest expense, was 93.6% in the first quarter 2008, up from 59.3% in the prior year first quarter.  On a tax-equivalent basis, this ratio indicates that in the first quarter 2008, we spent 93.6 cents to generate each dollar of revenue while in the first quarter 2007 we spent 59.3 cents.

Minority Interest Expense

In April 2008, the Company amended its agreement with the principals of Lodestar.  As a result The PrivateBank – Chicago now owns a 75% controlling interest in Lodestar.  Going forward we will record our 25% non-controlling interest related to Lodestar’s results of operations in minority interest expense on the consolidated statement of income.  For the quarters ended March 31, 2008 and 2007, we recorded $68,000 and $90,000 of minority interest expense, respectively.

 Income Taxes

The following table shows the Company’s income before income taxes, applicable income taxes and effective tax rate for the three months ended March 31, 2008 and 2007, respectively (in thousands):

	Three months ended March 31,
	2008	2007
Income before taxes	$(15,297)	$13,459
Income tax provision	(6,364)	4,423
Effective tax rate	41.6%	32.9%

The effective income tax rate varies from statutory rates principally due to certain interest income that is tax-exempt for federal or state purposes, and certain expenses that are disallowed for tax purposes. The increase in the effective tax rate for 2008 compared to the same period in 2007 is a result of changes in the mix of certain items that are permanently excluded from the calculation of income tax and changes to tax laws in the state of Illinois.

Operating Segments Results

As described in Note 2 to the consolidated financial statements included herewith, our operations consist of three primary business segments: Banking; The PrivateWealth Group; and the Holding Company.  The PrivateBank Mortgage Company results are included with the Banking segment.

Banking

The profitability of each of our bank subsidiaries is primarily dependent on net interest income, provision for loan losses, non-interest income and non-interest expense. Net income for the banking segment for the quarter ended March 31, 2008 decreased 124% to a net loss of $3.1 million from net income of $12.9 million for the year earlier period.  The decrease in net income for the banking segment resulted primarily from expenses associated with the implementation of our Strategic Growth Plan, including significant compensation-related expense and other non-interest expenses. Net interest income for the banking segment for the quarter ended March 31, 2008 increased to $39.5 million from $34.4 million in the prior year period.  Total loans for the banking segment increased by 23% to $5.1 billion at March 31, 2008 as compared to $4.2 billion at December 31, 2007.  The majority of the loan growth for the quarter occurred in the commercial category, which grew by 41% and the commercial real estate category, which grew by 23%. Total deposits increased by 31% to $5.2 billion at March 31, 2008 from $4.0 billion at December 31, 2007.  Growth in other time deposits, interest bearing demand deposits and money market accounts accounted for the majority of the client deposit growth.  Brokered deposits, which include CDARs™ deposits, a deposit services arrangement that effectively achieves FDIC deposit insurance for jumbo deposit relationships that was initiated during the fourth quarter 2007, grew 158% from December 31, 2007.

The PrivateWealth Group

The PrivateWealth Group includes investment management, personal trust and estate services, custodial services, retirement accounts and brokerage and investment services. The PrivateWealth Group’s assets under management were $3.3 billion at March 31, 2008, unchanged from December 31, 2007 and up 12% from $3.0 billion at March 31, 2007.  The PrivateWealth Group fee revenue was $4.4 million during the first quarter 2008, an increase of 15% from $3.8 million in the first quarter 2007, and up 3% from $4.3 million in the fourth quarter 2007.

For a number of our wealth management relationships, we utilize third-party investment managers and these fees are included in investment manager expenses along with the fees paid to Lodestar.  Investment manager expenses increased to $968,000 for the three months ended March 31, 2008, compared to $782,000 for same period in 2007.  Of the total investment manager expenses, approximately $119,000 was paid to Lodestar during the first quarter 2008.  Of our third-party investment managers, none individually managed more than 5% of total wealth management assets under management as of March 31, 2008.

Holding Company

Holding Company activities consist of parent company only matters. The Holding Company’s most significant assets are its net investments in its five banking subsidiaries, The PrivateBank – Chicago, The PrivateBank - St. Louis (which includes The PrivateBank – Kansas City), The PrivateBank – Michigan, The PrivateBank – Wisconsin, The PrivateBank – Georgia, and our mortgage banking subsidiary, The PrivateBank Mortgage Company.  Holding Company activities are reflected primarily by interest expense on borrowings and operating expenses of the parent company. Recurring Holding Company operating expenses consist primarily of compensation (amortization of restricted stock and stock awards and stock option expense) and professional fees.  The Holding Company segment reported a net loss of $6.0 million for the quarter ended March 31, 2008, compared to a net loss of $4.1 million for the same period in 2007.  The increase in net loss year over year is primarily due to an increase in non-interest expenses, primarily related to compensation expense associated with share-based payment expense and marketing expenses.

FINANCIAL CONDITION

 Total Assets

Total assets increased to $6.0 billion at March 31, 2008, an increase of 21% from $5.0 billion at December 31, 2007.  Asset growth from December 31, 2007 was due to loan growth of 23% during the period.  Loan growth was funded primarily with brokered deposits and secondarily by client deposits, which grew 12% from December 31, 2007.

Loans

Total gross loans increased to $5.1 billion at March 31, 2008, an increase of approximately 23%, from $4.2 billion at December 31, 2007.  Company-wide, the loan growth since December 31, 2007 has occurred primarily in the commercial, commercial real estate, and private client (formerly, “personal”) categories.

The following table sets forth the composition of our loan portfolio net of unearned discount by category (in thousands) at the following dates:

	March 31, 2008	Percentage of total loans	December 31, 2007	Percentage of total loans	Variance between periods
Commercial and industrial	$1,410,442	27%	$827,837	20%	70%
Owner occupied CRE	437,587	9%	483,920	12%	(10)%
Total commercial	$1,848,029	36%	$1,311,757	32%	41%
Commercial real estate	1,728,783	34%	1,386,275	33%	25%
Commercial real estate - multi-family	241,306	5%	217,884	5%	11%
Total CRE	$1,970,089	39%	$1,604,159	38%	23%
Construction	621,634	12%	613,468	15%	1%
Private client (1)	269,848	5%	247,462	6%	9%
Residential real estate	282,257	5%	265,466	6%	6%
Home equity	144,209	3%	135,483	3%	6%
Total loans	$5,136,066	100%	$4,177,795	100%	23%

(1)	Includes personal, auto, watercraft, and overdraft lines of credit.

The following table sets forth the composition of our construction and commercial real estate loan portfolio, net of unearned discount, by property type and collateral location at March 31, 2008 and December 31, 2007.  Construction loans totaled $621.6 million and commercial real estate loans totaled $2.0 billion at March 31, 2008.

	Collateral Location at March 31, 2008						Loan Type
Loan Type	IL	MO	MI	WI	GA	Other	as a % of total
Construction:
Residential 1-4 Family	5.9%	1.6%	0.6%	0.1%	2.3%	0.3%	10.8%
Multi-Family	0.9%	0.2%	0.0%	0.0%	0.0%	0.2%	1.3%
Other	5.2%	0.7%	0.4%	1.0%	0.0%	1.8%	9.1%
Total Construction	12.0%	2.5%	1.0%	1.1%	2.3%	2.3%	21.2%
Commercial Real Estate:
Health Care	3.0%	0.0%	0.0%	0.0%	0.1%	3.9%	7.0%
Land Development	11.8%	1.8%	0.9%	0.6%	1.4%	3.1%	19.6%
Residential 1-4 Family	3.4%	0.8%	2.1%	0.5%	0.1%	1.1%	8.0%
Multi-Family	7.0%	0.6%	0.6%	0.3%	0.1%	0.0%	8.6%
Office	5.7%	1.4%	1.3%	0.6%	1.6%	1.5%	12.1%
Warehouse	4.6%	0.0%	0.5%	0.1%	0.3%	0.5%	6.0%
Retail	2.8%	0.3%	2.2%	0.2%	0.6%	0.8%	6.9%
Other	5.7%	1.1%	2.2%	0.1%	0.9%	0.6%	10.6%
Total Commercial Real Estate	44.0%	6.0%	9.8%	2.4%	5.1%	11.5%	78.8%
Total Construction and Commercial Real Estate	56.0%	8.5%	10.8%	3.5%	7.4%	13.8%	100.0%

	Collateral Location at December 31, 2007						Loan Type
Loan Type	IL	MO	MI	WI	GA	Other	as a % of total
Construction:
Residential 1-4 Family	7.0%	1.9%	0.5%	0.2%	3.0%	0.4%	13.0%
Multi-Family	1.6%	0.2%	0.2%	0.1%	0.0%	0.1%	2.2%
Other	6.6%	0.9%	0.4%	1.1%	0.0%	1.5%	10.5%
Total Construction	15.2%	3.0%	1.1%	1.4%	3.0%	2.0%	25.7%
Commercial Real Estate:
Vacant Land	14.0%	2.1%	2.9%	0.5%	1.7%	1.6%	22.8%
Residential 1-4 Family	4.4%	0.9%	0.0%	0.4%	0.0%	1.4%	7.1%
Multi-Family	7.6%	0.7%	0.6%	0.4%	0.2%	0.1%	9.6%
Mixed Use	2.6%	1.1%	1.1%	0.1%	1.1%	0.2%	6.2%
Office	4.5%	1.1%	1.9%	0.4%	0.9%	1.0%	9.8%
Warehouse	5.4%	0.1%	0.7%	0.2%	0.5%	0.7%	7.6%
Retail	3.1%	0.2%	2.2%	0.4%	0.6%	0.6%	7.1%
Other	2.2%	0.1%	0.5%	0.0%	0.4%	0.9%	4.1%
Total Commercial Real Estate	43.8%	6.3%	9.9%	2.4%	5.4%	6.5%	74.3%
Total Construction and Commercial Real Estate	59.0%	9.3%	11.0%	3.8%	8.4%	8.5%	100.0%

Allowance for Loan Losses

Loan quality is monitored by management and reviewed by the committees of the Board of Directors at our board meetings.  The amount of additions to the allowance for loan losses, which is charged to earnings through the provision for loan losses, is determined based on a variety of factors, including assessment of the credit risk of the loans in the portfolio, delinquent loans, impaired loans, evaluation of current economic conditions in the market area, actual charge-offs and recoveries during the period, industry loss averages, historical loss experience, and loan growth.  The unallocated portion of the reserve involves the exercise of judgment by management and reflects various considerations, including management’s view that the reserve should have a margin that recognizes the imprecision inherent in the process of estimating credit losses.

We maintain an allowance for loan losses sufficient to absorb credit losses inherent in our loan portfolio.  The allowance for loan losses represents our estimate of probable losses in the portfolio at each balance sheet date and is supported by available and relevant information.  The allowance contains provisions for probable losses that have been identified relating to specific borrowing relationships, as well as probable losses inherent in the loan portfolio.  Management’s application of the methodology for determining the allowance for loan losses resulted in an allowance for loan losses of $62.0 million at March 31, 2008 compared with $48.9 million at December 31, 2007.  The increase in the allowance for loan losses from December 31, 2007 reflects management’s judgment about the comprehensive risk of lending in our various markets and loan growth resulting from the addition of new lending personnel.  We believe that the allowance for loan losses is adequate to provide for probable and reasonably estimable credit losses inherent in our loan portfolio.

The allowance for loan losses as a percentage of total loans was 1.21% at March 31, 2008, up from 1.17% at December 31, 2007.  Net charge-offs totaled $4.1 million for the quarter ended March 31, 2008 compared to $582,000 for the prior year quarter.  The provision for loan losses was $17.1 million for the three months ended March 31, 2008, versus $1.4 million in the prior year quarter.  The key factors in determining the level of provision is the composition of the types of loans in our portfolio, the risk ratings on these loans and internal and external trends impacting the loan quality.

The following table shows our allocation of the allowance for loan losses by specific category at the dates shown.

	March 31, 2008		December 31, 2007
Allocation of the Allowance for Loan Losses	Amount	% of allowance to total allowance	Amount	% of allowance to total allowance
Allocated Inherent Reserve:	($ in thousands)
Commercial Loans	$16,544	27%	$8,375	17%
Commercial Real Estate Loans	22,676	36%	22,909	47%
Construction Loans	10,958	18%	9,966	20%
Personal Loans	2,501	4%	2,229	5%
Residential Real Estate Loans	430	1%	360	1%
Home Equity Loans	206	--%	202	--%
Specific Reserve	3,201	5%	2,964	6%
Total Allocated Inherent Reserve	56,516	91%	47,005	96%
Unallocated Inherent Reserve	5,458	9%	1,886	4%
Total Allowance for Loan Losses	$61,974	100%	$48,891	100%

We considered various qualitative and quantitative factors about the loan portfolio in determining the level of the allowance for loan losses.  Under our methodology, the allowance for loan losses is comprised of the following components:

Allocated Component of the Reserve

General Inherent Component of the Reserve

The general inherent allocated portion of the allowance for loan losses is based on loan type and allocated by loan risk within each loan type.  The Company assigns each of its loans a risk rating at the time of loan origination and either confirms or changes the risk rating at the time of subsequent reviews, loan renewals or upon default.  The loss allocations are based on a combination of a historical analysis of the Company’s losses and adjustment factors deemed relevant by management.  The adjustment factors also take into account banking industry-wide loss statistics.

The general inherent component of the reserve increased by $9.3 million during 2008, from $44.0 million at December 31, 2007 to $53.3 million at March 31, 2008.  The increase in the general inherent portion of the reserve reflects a combination of higher loan volumes in every category, particularly commercial loans, as well as an increase in adversely rated loans.

Specific Component of the Reserve

For loans where management deems either the amount or the timing of the repayment to be significantly impaired, there are specific reserve allocations established.  The specific reserve is based on a loan’s current value compared to the present value of its projected future cash flows, collateral value or market value, as is relevant for the particular loan pursuant to SFAS 114, “Accounting by Creditors for Impairment of a Loan.” At March 31, 2008, the specific component of the reserve increased to $3.2 million from $3.0 million at December 31, 2007.

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

The unallocated inherent component of the reserve increased by $3.6 million for 2008, from $1.9 million at December 31, 2007 to $5.5 million at March 31, 2008.  In management’s judgment, an increase in the unallocated inherent component of the reserve is warranted based upon weakening asset quality trends and continued softness evidenced in regional banking markets.

Non-performing Assets

The following table classifies our non-performing assets as of the dates shown:

	3/31/08	12/31/07	9/30/07	6/30/07	3/31/07
	(dollars in thousands)
Nonaccrual loans	$46,517	$38,983	$25,657	$20,731	$4,816
Loans past due 90 days or more and still accruing	23	53	3,294	5,844	5,124
Total non-performing loans	46,540	39,036	28,951	26,575	9,940
Other real estate owned (“OREO”)	19,346	9,265	7,044	4,683	4,831
Total non-performing assets	$65,886	$48,301	$35,995	$31,258	$14,771

Total nonaccrual loans to total loans	0.91%	0.93%	0.69%	0.56%	0.13%
Total non-performing loans to total loans	0.91%	0.93%	0.77%	0.72%	0.28%
Total non-performing assets to total assets	1.10%	0.97%	0.80%	0.70%	0.34%

Non-performing loans include nonaccrual loans and accruing loans which are 90 days or more delinquent.  Loans in this category include those with characteristics such as past maturity more than 90 days, those that have payments past due more than 90 days, those that have recent adverse operating cash flow or balance sheet trends, or loans that have general risk characteristics that management believes might jeopardize the future timely collection of principal and interest payments.

As a result of the continued weakening of the housing market and the deterioration of some residential real estate development loans, non-accrual loans were $46.5 million at March 31, 2008 as compared to $39.0 million at December 31, 2007 and $4.8 million at March 31, 2007.  Nonaccrual loans at March 31, 2008 are comprised of $16.2 million of loans at The PrivateBank – Georgia, $14.9 million of loans at The PrivateBank – Chicago, $7.8 million of loans at The PrivateBank – St. Louis, and $7.6 million of loans at The PrivateBank – Michigan.  The average annualized balance of total non-accrual loans was $44.0 million at March 31, 2008 compared to $18.7 million at December 31, 2007.  Annualized interest income foregone on non-accrual loans was approximately $2.9 million for the three months ended March 31, 2008 compared to $1.4 million for the entire year 2007.

Accruing loans delinquent over 90 days were $23,000 at March 31, 2008 compared to $53,000 at December 31, 2007. Of the $46.5 million in non-performing loans, 61% are construction loans, 17% are commercial real estate loans, 11% are commercial and industrial loans, 7% are residential real estate loans, and the remaining 4% are personal loans.

Non-performing assets to total assets were 1.10% at March 31, 2008, compared to 0.97% at December 31, 2007 and 0.34% at March 31, 2007.  Of $65.9 million in total non-performing assets at March 31, 2008, 33% are located in the Georgia market, 27% are located in the Chicago market, 24% are located in the St. Louis market, and 16% are in Michigan.  Of total non-performing assets, 59% are construction, 23% are commercial real estate, 8% are commercial, and the remaining 10% are classified as residential real estate and personal.  Of the $65.9 million in non-performing assets at March 31, 2008, $44.6 million, or 68%, relate to residential development loans.

At March 31, 2008, the Company owned $19.3 million in OREO property compared to $9.3 million at December 31, 2007.  The OREO property at March 31, 2008 is comprised of $8.1 million of property at The PrivateBank – St. Louis, $5.6 million of property at The PrivateBank – Georgia, $2.9 million at The PrivateBank – Chicago, and $2.7 million at The PrivateBank – Michigan.   At March 31, 2008, OREO was comprised of 46% 1-4 residential properties, 29% commercial properties, 18% vacant land zoned for residential development, 3% vacant land zoned for commercial development, and the remaining 4% multi-family and mixed use properties.  OREO is included in other assets on the balance sheet and we carry OREO at the fair value less estimated costs to sell the property.  For the quarter ended March 31, 2008, we expensed $752,000 associated with the disposition of OREO property.

 Deposits and Funds Borrowed

The following table presents the balances of deposits by category and each category as a percentage of total deposits at March 31, 2008 and December 31, 2007:
	March 31,		December 31,		Variance
	2008		2007		between
	Balance	% of Total	Balance	% of Total	periods
	(dollars in thousands)
Non-interest bearing demand	$341,779	7%	$299,043	8%	14%
Savings	14,355	--%	12,309	1%	17%
Interest-bearing demand	159,003	3%	157,761	4%	1%
Money market	1,648,920	33%	1,581,863	42%	4%
Brokered deposits	1,396,930	28%	542,470	14%	158%
Other time deposits	1,453,479	29%	1,167,692	31%	24%
Total deposits	$5,014,466	100%	$3,761,138	100%	33%

Given the acceleration in loan growth since inception of the Plan, the Company is focused on balancing growth in its loan portfolio with an emphasis on appropriate sources of funding, including gathering client deposits and other alternative funding sources.  Total deposits of $5.0 billion at March 31, 2008 represent an increase of $1.3 billion, as compared to total deposits of $3.8 billion at December 31, 2007, primarily due to an increase in brokered deposits.  Client deposits, which represent total deposits less brokered deposits, were $3.6 billion at March 31, 2008, a 12% increase from $3.2 billion at December 31, 2007.

During the quarter, the Company facilitated its deposit growth by aggressively pursuing deposits from existing and new clients, increasing institutional and municipal deposits, expanding its business DDA account balances due to its enhanced treasury management services, and implementation of a CDARs™ deposit program.  The CDARs™ deposit program is a deposit services arrangement that effectively achieves FDIC deposit insurance for jumbo deposit relationships, which is an attractive feature to many of our middle-market and private banking clients.  These deposits are classified as brokered deposits for regulatory deposit purposes; however, the source of the deposits is our existing and new client relationships and are, therefore, not traditional ‘brokered’ deposits.

We utilized brokered deposits as a source of funding for the substantial growth in our loan portfolio during the quarter.  Brokered deposits were $1.4 billion at March 31, 2008, up from $542.5 million at December 31, 2007. Our brokered deposits to total deposits ratio was 28% at March 31, 2008 and 14% at December 31, 2007.  Brokered deposits at March 31, 2008 include $225.4 million in CDARs™ deposits. As the Company attracts new clients, loan volume tends to lead client deposit volume associated with those new relationships.  We anticipate increasing our reliance on traditional brokered deposits over the next few quarters to fund this growth.  Long-term, as client deposits grow, the Company expects to reduce its reliance on traditional brokered deposits as a percentage of total deposits.

We have issued certain brokered deposits that include call option provisions, which provide us with the opportunity to redeem the certificates of deposit on a specified date prior to the contractual maturity date.  As of March 31, 2008, we held 13 outstanding brokered deposits containing unexercised call provisions.  We have brokered deposits with 15 different brokers and we receive periodic information from other brokers regarding potential deposits.

The scheduled maturities of brokered deposits, net of unamortized prepaid broker commissions, as of March 31, 2008, for the upcoming 2008 quarters, and fiscal years 2009 through 2012 and thereafter, are as follows:

Scheduled Maturities of Brokered Deposits
net of unamortized prepaid brokered commissions
at March 31, 2008
Maturity Date	Rate (1)	3/31/08
	(in thousands)
2nd quarter 2008	4.34%	$203,052
3rd quarter 2008	4.13%	457,067
4th quarter 2008	4.51%	198,472
2009 (2)	4.17%	440,935
2010-2011 (3)	4.39%	11,585
Thereafter (4)(5)	5.17%	88,572
Total Brokered Deposits		1,399,683
Unamortized prepaid broker commissions		(2,753)
Total brokered deposits, net of unamortized prepaid broker commissions		$1,396,930
(1)	Represents the all-in rate of each brokered deposit.
(2)
This tranche includes two callable deposit: a $4.9 million brokered deposit with a maturity date of 6/12/2009 and a $5.0 million brokered deposit with a maturity date of 8/11/2009, which are both callable monthly.

(3)	This tranche includes once callable deposits: a $1.6 million brokered deposit with a maturity date of 5/19/2010, which is callable quarterly.
(4)
This tranche includes several callable deposits: a $3.4 million brokered deposit with a maturity date of 11/19/2012 callable semi-annually; a $9.6 million brokered deposit with a maturity date of 2/11/2013 callable monthly; a $9.6 million brokered deposit with a maturity date of 1/21/2014 callable monthly; a $9.8 million brokered deposit with a maturity date of 12/17/2014 callable monthly; a $6.8 million brokered deposit with a maturity of 1/28/2015 callable semi-annually; a $11.1 million brokered deposit with a maturity date of 2/27/2019 callable monthly; $8.9 million brokered deposit with a maturity date of 3/12/2024 callable semi-annually; a $7.2 million brokered deposit with a maturity date of 4/23/2024 callable monthly; and a $6.2 million brokered deposit with a maturity date of 6/30/2025, callable semi-annually.

(5)	This segment includes a zero coupon brokered deposit with a maturity date of 3/18/2024, an effective yield of 5.25% and callable semi-annually.

Funds borrowed, which include federal funds purchased, FHLB advances, borrowings under the Company’s credit facility, and convertible senior notes, decreased to $359.1 million at March 31, 2008 from $560.8 million at December 31, 2007, primarily as a result of an increase in client and brokered deposits. In March 2007, the Company issued a total of $115.0 million of contingent convertible senior notes to qualified institutional investors. The notes are senior, unsecured obligations of PrivateBancorp, Inc. and pay interest semi-annually at a rate of 3.625 % per year. The notes will mature on March 15, 2027, and will be convertible under certain circumstances into cash and, if applicable, shares of the Company’s common stock at an initial conversion price of $45.05 per share. A portion of the net proceeds from the notes were used during the first quarter 2007 to pay down $41.5 million of the senior debt facility and approximately $7.5 million of the net proceeds were used to repurchase 213,200 shares of common stock. The Company used the remaining net proceeds for working capital and other general corporate purposes.

Membership in the FHLB system gives us the ability to borrow funds from the FHLB (Des Moines), the FHLB (Indianapolis), the FHLB (Atlanta), and the FHLB (Chicago) (the “FHLBs”) under a variety of programs.  We have periodically used the services of the FHLBs for funding needs and other correspondent services.  The PrivateBank – Wisconsin became a member of the FHLB (Chicago) in the fourth quarter 2007 and is allowed to borrow funds and participate in other programs of the FHLB, despite The PrivateBank – Chicago’s withdrawal as a member of the FHLB (Chicago) during the second quarter 2006.  In 2006, the Company sold and paid off its outstanding FHLB (Chicago) advances prior to its withdrawal and The PrivateBank – Chicago will not have access until 2011 to advances from the FHLB (Chicago).  We anticipate that we will continue to be members of, and to take advantage of the programs offered by, the FHLBs through our other subsidiary banks.  At March 31, 2008, our FHLB borrowings consisted of $67.0 million from the FHLB (Indianapolis), $32.0 million from the FHLB (Atlanta), and $58.5 million from the FHLB (Des Moines).  The FHLB requires us to pledge collateral in connection with obtaining FHLB advances.  Our pledged collateral consists of residential real estate loans and certain qualifying multi-family loans and investment securities.

As of March 31, 2008, the Company had a credit facility with a correspondent bank comprised of a $24.75 million senior debt facility and a $75.0 million subordinated debt facility.  The senior debt facility is comprised of a $250,000 term loan with a maturity date of December 31, 2017 and a revolving loan with a maturity date of December 31, 2008.  Management expects to renew the revolving loan on an annual basis.  The subordinated debt matures on December 31, 2017.  The interest rate on the senior debt facility resets quarterly, and is based on, at the Company’s option, either the correspondent bank’s prime rate or three-month LIBOR plus 120 basis points, with a floor of 3.50%.  The interest rate on the subordinated debt resets quarterly, and is equal to three-month LIBOR plus 135 basis points, with a floor of 3.50%.  The subordinated debt qualifies as Tier 2 capital under applicable rules and regulations promulgated by the Board of Governors of the Federal Reserve System.

At March 31, 2008, included in funds borrowed, the Company had $250,000 outstanding on the senior debt facility and $75.0 million of subordinated debt outstanding.  The credit facility is used for general corporate and other working capital purposes.

 Capital Resources

Stockholders’ equity was $493.2 million at March 31, 2008, a decrease of $7.6 million from December 31, 2007 stockholders’ equity of $500.8 million, due primarily to the net loss of $8.9 million.

At March 31, 2008, all of our $101.0 million outstanding junior subordinated deferrable interest debentures held by trusts that issued guaranteed capital debt securities were treated as Tier 1 capital.  The Company and its banking subsidiaries are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors, and the regulators can lower classifications in certain areas. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements and potentially impact the ability of the Company to pay its obligations.

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

The following table sets forth our consolidated regulatory capital amounts and ratios as of March 31, 2008 and December 31, 2007:

	March 31, 2008			December 31, 2007
	Capital	“Well- capitalized” Standard	Excess Capital	Capital	“Well- capitalized” Standard	Excess Capital
Dollar basis (in thousands):
Leverage capital	$485,810	$219,653	$266,157	$494,095	$225,953	$268,142
Tier 1 risk-based capital	485,810	161,918	323,892	494,095	260,310	233,785
Total risk-based capital	622,784	82,964	539,820	615,881	433,850	182,031
Percentage basis:
Leverage ratio	9.13%	5.00%		10.93%	5.00%
Tier 1 risk-based capital ratio	9.00	6.00		11.39	6.00
Total risk-based capital ratio	11.54	10.00		14.20	10.00
Total equity to total assets	8.20	—		10.04	—

To be considered “well-capitalized,” an entity must maintain a leverage ratio of at least 5.0%, a Tier 1 risk-based capital ratio of at least 6.0%, and a total risk-based capital ratio of at least 10.0%.  To be “adequately capitalized,” a bank must maintain a leverage ratio of at least 4.0%, a Tier 1 risk-based capital ratio of at least 4.0%, and a total risk-based capital ratio of at least 8.0%.  At March 31, 2008, the Company and each of the banking subsidiaries exceeded the minimum levels of all regulatory capital requirements, and were considered “well-capitalized” under regulatory standards.  The Company plans to raise additional regulatory capital in the near future due to anticipated, substantial organic growth in the balance sheet and is committed to maintaining a strong capital position.

 Liquidity

Liquidity measures our ability to meet maturing obligations and our existing commitments, to withstand fluctuations in deposit levels, to fund our operations and to provide for clients’ credit needs.  Our liquidity principally depends on cash flows from operating activities, investment in and maturity of assets, changes in balances of deposits and borrowings and our ability to borrow funds in the money or capital markets.  At March 31, 2008 we had $2.1 billion in unfunded commitments.

Net cash outflows from operations totaled $21.8 million in the three months ended March 31, 2008 compared to net cash provided by operations of $3.0 million in the prior year period.  Net cash outflows from investing activities totaled $1.0 billion in the first three months of 2008 compared to a net cash outflow of $66.7 million in the prior year period primarily due to increased loan growth.  Cash inflows from financing activities in the first three months of 2008 totaled $1.0 billion compared to a net inflow of $75.5 million in the first three months of 2007.

In the event of short-term liquidity needs, our banking subsidiaries may purchase federal funds from correspondent banks and our investment portfolio can be used as a source of liquidity.  Additionally, membership in the FHLB System gives the banking subsidiaries the ability to borrow funds from the FHLBs (Atlanta, Des Moines, Chicago, and Indianapolis) for short- or long-term purposes under a variety of programs.  Our asset/liability policy currently limits our use of brokered deposits to levels no more than 40% of total deposits.  Brokered deposits were 28% of total deposits at March 31, 2008 and 14% of total deposits at December 31, 2007.  We do not expect our 40% threshold limitation to limit our ability to implement our growth plan.

The majority of our deposits are a stable source of long-term liquidity for our bank subsidiaries due to the nature of long-term relationships generally established with our clients. At March 31, 2008, 56.6% of our total assets were funded by such deposits, compared to 61.5% at December 31, 2007. Deposits for purposes of this ratio are defined to include all deposits, including time deposits and CDARs™ deposits, but excluding traditional brokered deposits and public funds. Time deposits are included since these deposits have historically not been volatile deposits for us.  CDARs™ deposits are included for this calculation as the source of the deposits is our existing and new client relationships and are, therefore, not traditional ‘brokered’ deposits.

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

Interest Rate Risk

To manage the interest rate mix of our balance sheet and related cash flows, we have the ability to use a combination of financial instruments, including medium-term and short-term financings, variable-rate debt instruments, fixed rate loans and securities and, to a lesser extent, interest rate swaps. Approximately 71% of the loan portfolio is indexed to the prime rate of interest, LIBOR, or otherwise adjusts with other short-term interest rates.  Changes in market rates and the shape of the yield curve may give us the opportunity to make changes to our investment security portfolio as part of our asset/liability management strategy.

 We have not changed our interest rate risk management strategy from December 31, 2007 and do not foresee or expect any significant changes in our exposure to interest rate fluctuations, but we will continue to consider the use of interest rate swaps on our debt obligations in the future depending on changes in market rates of interest.

 Asset/Liability Management Policy

As a continuing part of our financial strategy, we attempt to manage the impact of fluctuations in market interest rates on our net interest income. This effort entails providing a reasonable balance between interest rate risk, credit risk, liquidity risk and maintenance of yield. Asset/liability management policy is established by our investment committee of our Board of Directors and is monitored by management. Our asset/liability management policy sets standards within which we are expected to operate. These standards include guidelines for exposure to interest rate fluctuations, liquidity, loan limits as a percentage of funding sources, exposure to correspondent banks and brokers, and reliance on non-client deposits. The policy also states our reporting requirements to our Board of Directors. The investment policy complements the asset/liability management policy by establishing criteria by which we may purchase securities. These criteria include approved types of securities, brokerage sources, terms of investment, quality standards, and diversification.

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

The following table shows the impact of immediate 200 and 100 basis point changes in interest rates as of March 31, 2008 and December 31, 2007.  The effects are determined through the use of a simulation model based on our interest-earning asset and interest-bearing liability portfolios, assuming the size of these portfolios remains constant from the balance sheet date throughout the one-year measurement period.  The simulation assumes that assets and liabilities accrue interest on their current pricing basis.  Assets and liabilities then reprice based on their terms and remain at that interest rate through the end of the measurement period.  The model attempts to illustrate the potential change in net interest income if the foregoing occurred.
	March 31, 2008				December 31, 2007
Percentage change in net interest income due to an immediate 100 and 200 basis point change in interest rates over a one-year time horizon	-200 Basis Points	-100 Basis Points	+100 Basis Points	+200 Basis Points	-200 Basis Points	-100 Basis Points	+100 Basis Points	+200 Basis Points
	-10.1%	-5.1%	4.1%	7.8%	-6.8%	-3.4%	2.7%	5.3%

This table shows that if there had been an instantaneous parallel shift in the yield curve of +100 basis points on March 31, 2008, net interest income would increase by 4.1% over a one-year period, as compared to a net interest income increase of 2.7% if there had been an instantaneous parallel shift of +100 basis points at December 31, 2007.  The measurement of a +200 basis point instantaneous parallel shift in the yield curve at March 31, 2008 would result in an increase in net interest income of 7.8% over a one-year period as compared to 5.3% measured on the basis of the December 31, 2007 portfolio. At March 31, 2008, if there had been an instantaneous parallel shift in the yield curve of –100 basis points, we would have suffered a decline in net interest income of 5.1%, as compared to a 3.4% decline measured on the basis of the December 31, 2007 portfolio. At March 31, 2008, if there had been an instantaneous parallel shift in the yield curve of –200 basis points, we would have suffered a decline in net interest income of 10.1%, as compared to a 6.8% decline measured on the basis of the December 31, 2007 portfolio.  The potential net interest income impact from changes in interest rates has increased at March 31, 2008 due to the increased volatility described in the above chart and due to growth in the Company’s average earning assets, which increased to $5.2 billion at March 31, 2008 from $4.0 billion at December 31, 2007.

Changes in the effect on net interest income from a 100 and 200 basis point movement at March 31, 2008, compared to December 31, 2007 are due to the timing and nature of the repricing of rate sensitive assets to rate sensitive liabilities within the one year time frame.

The table presented above reflects that the Company is more interest rate sensitive to falling and rising rates at March 31, 2008 as compared to December 31, 2007.  The primary factor contributing to the Company becoming more asset sensitive in 2008, is the magnitude of floating rate loans booked which are funded by incrementally longer termed funding sources at March 31, 2008 as compared to December 31, 2007.  Factors contributing to the lengthening in the duration of borrowed funds, include our ability to replace our Federal Funds purchased with longer termed client deposits, and brokered deposits.

The preceding sensitivity analysis is based on numerous assumptions including: the nature and timing of interest rate levels including the shape of the yield curve, prepayments on loans and securities, changes in deposit levels, pricing decisions on loans and deposits, reinvestment/replacement of asset and liability cash flows and others. While our assumptions are developed based upon current economic and local market conditions, we cannot make any assurances as to the predictive nature of these assumptions including how client preferences or competitor influences might change.  To understand the potential impact on net interest income in other rate environments, the Company performs additional analysis including non-parallel shock scenarios such as steepening and flattening yield curves.

We continue to monitor our asset-liability gap and rate shock reports to detect changes to our exposure to fluctuating rates. We have the ability to shorten or lengthen maturities on newly acquired assets, sell investment securities, or seek funding sources with different maturities in order to change our asset and liability structure for the purpose of mitigating the effect of interest rate risk.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2008 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Company include, but are not limited to, fluctuations in market rates of interest and loan and deposit pricing in the Company’s market areas, the effect of continued margin pressure on the Company’s earnings, further deterioration in asset quality, the inability to raise additional equity capital on terms acceptable to the Company, or at all, necessary to fund the Company’s continued growth, insufficient liquidity/funding sources or the inability to obtain on terms acceptable to the Company the funding necessary to fund its loan growth, legislative or regulatory changes, adverse developments in the Company’s loan or investment portfolios, slower than anticipated growth of the Company’s business or unanticipated business declines, competition, unforeseen difficulties in integrating new hires, failure to improve operating efficiencies through expense controls, and the possible dilutive effect of potential acquisitions, expansion or future capital raises. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. The Company assumes no obligation to update publicly any of these statements in light of future events unless required under the federal securities laws.

Part II – Other Information

Item 1.  Legal Proceedings

From time to time, we may be party to various legal proceedings arising in the normal course of our business. Since we act as a depository of funds, we may be named from time to time as a defendant in various lawsuits (such as garnishment proceedings) involving claims to the ownership of funds in particular accounts. Neither PrivateBancorp, Inc. nor any of our subsidiaries is currently a party in any such proceedings, or any other pending legal proceedings, that we believe will have a material adverse effect on our business, results of operations, financial condition or cash flows.

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by the Company during the quarter ended March 31, 2008 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

Period	(a) Total Number of Shares Purchased		(b) Average Price paid per Share	(c) Total Number of Shares Purchased as part of publicly announced Plans or Programs		(d) Maximum Number of Shares that may be purchased under the Plans/Program (2)(3)
01/01/2008 – 01/31/2008	-		-	-		286,800
02/01/2008 – 02/29/2008	3,055	(1)	$33.45	3,055	(1)	286,800
03/01/2008 – 03/31/2008	7,814	(1)	$33.75	7,814	(1)	286,800
Total	10,869	(1)	$33.68	10,869	(1)	286,800
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

3.3	Amended and Restated By-laws of PrivateBancorp, Inc. (filed as an exhibit to the Company’s quarterly report on Form 10-Q for the period ended September 30, 2007 and incorporated herein by reference).
3.4
Certificate of Designation of Series A Junior Nonvoting Preferred Stock of PrivateBancorp, Inc. (filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference).

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

Date: May 5, 2008

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

3.3	Amended and Restated By-laws of PrivateBancorp, Inc. (filed as an exhibit to the Company’s quarterly report on Form 10-Q for the period ended September 30, 2007 and incorporated herein by reference).
3.4
Certificate of Designation of Series A Junior Nonvoting Preferred Stock of PrivateBancorp, Inc. (filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference).

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