Form 10-Q/A
period 2008-05-12
PRIVATEBANCORP, INC
filed 2008-05-12
CIK 889936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

PRIVATEBANCORP, INC. IS FILING THIS AMENDMENT TO ITS QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2008 (THE “INITIAL REPORT”) FILED ON MAY 6, 2008 SOLELY TO CORRECT AN INADVERTENT TRANSPOSITION ERROR OF CERTAIN NUMBERS INCLUDED IN THE TABLE IN THE “CAPITAL RESOURCES” SECTION UNDER ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.  IN THE INITIAL REPORT, THE NUMBERS REFLECTED UNDER THE “’WELL-CAPITALIZED’ STANDARD” AND “EXCESS CAPITAL” COLUMNS FOR MARCH 31, 2008 WERE TRANSPOSED.  FOR THE CONVENIENCE OF THE READER, THIS FORM 10-Q/A SETS FORTH THE INITIAL REPORT IN ITS ENTIRETY.  THE ONLY CHANGES TO THE INITIAL REPORT BEING MADE BY THIS FORM 10-Q/A, HOWEVER, ARE THE CHANGES DESCRIBED ABOVE.  THIS FORM 10-Q/A DOES NOT REFLECT EVENTS OCCURRING AFTER THE FILING OF THE INITIAL REPORT OR MODIFY OR UPDATE ANY OTHER DISCLOSURES INCLUDED IN THE INITIAL REPORT.  ALL OTHER INFORMATION IN THIS DOCUMENT NOT AFFECTED BY THE AMENDMENT IS UNCHANGED AND REFLECTS THE DISCLOSURES MADE AT THE TIME OF THE FILING OF THE INITIAL REPORT.

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

The following table sets forth our consolidated regulatory capital amounts and ratios as of March 31, 2008 and December 31, 2007:

	March 31, 2008			December 31, 2007
	Capital	“Well- capitalized” Standard	Excess Capital	Capital	“Well- capitalized” Standard	Excess Capital
Dollar basis (in thousands):
Leverage capital	$485,810	$266,157	$219,653	$494,095	$225,953	$268,142
Tier 1 risk-based capital	485,810	323,892	161,918	494,095	260,310	233,785
Total risk-based capital	622,784	539,820	82,964	615,881	433,850	182,031
Percentage basis:
Leverage ratio	9.13%	5.00%		10.93%	5.00%
Tier 1 risk-based capital ratio	9.00	6.00		11.39	6.00
Total risk-based capital ratio	11.54	10.00		14.20	10.00
Total equity to total assets	8.20	—		10.04	—

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

Date: May 12, 2008

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