Form 10-Q
period 2008-08-11
PRIVATEBANCORP, INC
filed 2008-08-11
CIK 889936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

Large accelerated filer ☒                                                      Accelerated filer ☐                                           Non-accelerated filer ☐                                                            Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 7, 2008
Common, no par value	33,336,297

PRIVATEBANCORP, INC.

FORM 10-Q Quarterly Report

SELECTED FINANCIAL DATA

The following table summarizes certain selected unaudited consolidated financial information of PrivateBancorp, Inc. at or for the periods indicated.  This information should be read in conjunction with the unaudited consolidated financial statements and related notes included pursuant to Item 1 of this report.

	Quarter Ended
	06/30/08	03/31/08	12/31/07	09/30/07	06/30/07
Selected Statement of Income Data:	(dollars in thousands, except per share data)
Interest income:
Loans, including fees	$84,231	$76,113	$71,062	$72,299	$70,732
Federal funds sold and interest-bearing deposits	207	246	275	259	239
Securities:
Taxable	5,456	4,286	3,951	3,450	3,594
Exempt from federal income taxes	2,181	2,244	2,313	2,345	2,344
Total interest income	92,075	82,889	77,601	78,353	76,909
Interest expense:
Deposits:
Interest-bearing demand	425	422	451	475	437
Savings and money market	11,303	13,221	16,813	17,904	16,667
Brokered and other time	29,950	26,358	20,894	21,732	21,237
Funds borrowed	4,523	4,996	6,087	4,350	4,872
Junior subordinated deferrable interest debentures held by trusts that issued guaranteed capital debt securities	2,758	1,572	1,608	1,604	1,585
Total interest expense	48,959	46,569	45,853	46,065	44,798
Net interest income	43,116	36,320	31,748	32,288	32,111
Provision for loan losses	23,024	17,133	10,171	2,399	2,958
Net interest income after provision for loan losses	20,092	19,187	21,577	29,889	29,153
Non-interest income:
The PrivateWealth Group fee revenue	4,350	4,419	4,310	4,029	4,024
Mortgage banking income	997	1,530	828	1,157	1,229
Capital markets products income	1,959	391	--	--	--
Treasury management income	279	184	151	132	125
Bank owned life insurance	437	432	431	403	427
Banking and other services	1,119	746	484	679	1,251
Securities gains (losses), net	286	814	-	366	(97)
Total non-interest income	9,427	8,516	6,204	6,766	6,959
Non-interest expense:
Salaries and employee benefits	31,817	27,749	31,673	13,083	12,734
Occupancy expense, net	4,338	3,845	3,918	3,336	3,160
Professional fees	5,005	2,311	6,442	2,109	1,610
Investment manager expenses	812	968	925	857	868
Marketing	2,700	2,828	2,422	1,058	1,330
Data processing	1,168	1,220	1,282	1,039	984
Amortization of intangibles	422	234	240	241	242
Insurance	1,627	870	772	452	363
Other operating expenses	3,318	2,907	4,136	1,749	2,019
Total non-interest expense	51,207	42,932	51,810	23,924	23,310
Minority interest expense	101	68	78	100	95
(Loss) income before income taxes	(21,789)	(15,297)	(24,107)	12,631	12,707
Income tax (benefit) provision	(8,494)	(6,364)	(8,962)	3,466	3,956
Net (loss) income	$(13,295)	$(8,933)	$(15,145)	$9,165	$8,751
Preferred stock dividends	146	107	107	--	--
Net (loss) income available to common stockholders	$(13,441)	$(9,040)	$(15,252)	$9,165	$8,751
Per Common Share Data:
Basic earnings per share	$(0.48)	$(0.34)	$(0.68)	$0.43	$0.41
Diluted earnings per share (1)	(0.48)	(0.34)	(0.68)	0.42	0.40
Dividends	0.075	0.075	0.075	0.075	0.075
Book value (at end of period)	17.65	15.97	16.38	14.59	14.05
Tangible book value (at end of period) (2)	14.61	12.46	12.82	10.01	9.46

Footnotes begin on page 2

	Quarter Ended
	06/30/08	03/31/08	12/31/07	09/30/07	06/30/07
	(dollars in thousands, except per share data)
Selected Financial Data (at end of period):
Total securities and investments (3)	$725,965	$588,955	$538,730	$497,948	$495,854
Total loans	6,417,026	5,136,066	4,177,795	3,737,523	3,705,339
Total assets	7,478,938	6,013,644	4,990,205	4,498,226	4,486,010
Total deposits	6,155,950	5,014,466	3,761,138	3,588,062	3,638,545
Funds borrowed	369,570	359,099	560,809	464,021	407,696
Junior subordinated deferrable interest debentures held by trusts that issued guaranteed capital debt securities	244,793	101,033	101,033	101,033	101,033
Total stockholders’ equity	645,499	493,207	500,793	318,400	306,109
The PrivateWealth Group assets under management	3,305,477	3,314,461	3,361,171	3,281,576	3,119,878
Selected Statements of Income Data:
Net interest income	$43,116	$36,320	$31,748	$32,288	$32,111
Net revenue (4)(5)	53,535	45,862	39,009	40,126	40,142
(Loss) income before taxes	(21,789)	(15,297)	(24,107)	12,631	12,707
Net (loss) income	(13,295)	(8,933)	(15,145)	9,165	8,751

Other Share Data:
Weighted average common shares outstanding	27,914,268	26,885,565	22,537,167	21,223,341	21,185,400
Diluted average common shares outstanding (1)	27,914,268	26,885,565	22,537,167	21,819,333	21,810,173
Common shares issued (at end of period)	33,655,778	28,685,847	28,439,447	22,182,571	22,132,645
Common shares outstanding (at end of period)	33,274,683	28,310,760	28,075,229	21,821,055	21,780,773

Selected Financial Ratios:
Performance Ratios:
Net interest margin (5)(6)	2.75%	2.88%	2.96%	3.13%	3.19%
Net interest spread (7)	2.37	2.41	2.50	2.68	2.76
Non-interest income to average assets	0.57	0.63	0.53	0.60	0.64
Non-interest expense to average assets	3.07	3.18	4.45	2.13	2.13
Net overhead ratio (8)	2.50	2.55	3.92	1.53	1.49
Efficiency ratio (9)(4)	95.65	93.61	132.81	59.62	58.07
Return on average assets (10)	(0.80)	(0.66)	(1.30)	0.82	0.80
Return on average equity (11)	(9.89)	(7.81)	(16.61)	11.80	11.66
Fee income to total revenue (12)	17.49	17.49	16.35	16.54	18.01
Dividend payout ratio	(18.93)	(24.23)	(14.30)	17.84	18.64
Asset Quality Ratios:
Non-performing loans to total loans	0.91%	0.91%	0.93%	0.77%	0.72%
Loans past due 30-89 days and still accruing to total loans	0.47%	2.85%	2.46%	1.15%	0.84%
Allowance for loan losses to:
Total loans	1.23	1.21	1.17	1.13	1.11
Non-performing loans	135	133	125	145	155
Net charge-offs to average total loans	0.42	0.35	0.35	0.17	0.06
Non-performing assets to total assets	0.98	1.10	0.97	0.80	0.70
Non-accrual loans to total loans	0.89	0.91	0.93	0.69	0.56
Balance Sheet Ratios:
Loans to deposits	104.24%	102.42%	111.08%	104.17%	101.84%
Average interest-earning assets to average interest-bearing liabilities	111.69	112.86	111.32	110.40	109.94
Capital Ratios:
Total equity to total assets	8.63%	8.20%	10.04%	7.08%	6.82%
Total risk-based capital ratio	13.47	11.54	14.20	10.60	10.63
Tier 1 risk-based capital ratio	10.82	9.00	11.39	8.07	8.06
Leverage ratio	11.46	9.13	10.93	7.20	7.08
Tangible capital ratio	7.38	6.66	8.20	4.96	4.70

(1)
Diluted shares are equal to basic shares for the first and second quarters of 2008 and the fourth quarter 2007 due to the net loss.  The calculation of diluted earnings per share results in anti-dilution.

(2)	Tangible book value is total capital less goodwill and other intangibles divided by common shares outstanding at end of period.
(3)	For all periods, with the exception of FHLB stock and certain CRA investments, the securities portfolio was classified as “Available for Sale.”
(4)	The sum of net interest income, on a tax equivalent basis, plus non-interest income.

  (Footnotes continued on next page.)

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

Reconciliation of net interest income to net interest income on a tax equivalent basis
	2Q08	1Q08	4Q07	3Q07	2Q07
Net interest income	$43,116	$36,320	$31,748	$32,288	$32,111
Tax equivalent adjustment to net interest income	992	1,026	1,057	1,072	1,072
Net interest income, tax equivalent basis	$44,108	$37,346	$32,805	$33,360	$33,183

(6)	Net interest income, on a tax equivalent basis, divided by average interest-earning assets.
(7)	Tax equivalent yield on average interest-earning assets less rate on average interest-bearing liabilities.
(8)	Non-interest expense less non-interest income divided by average total assets.
(9)	Non-interest expense divided by the sum of net interest income, on a tax equivalent basis, plus non-interest income.
(10)	Net income divided by average total assets.
(11)	Net income divided by average common equity.
(12)
The PrivateWealth Group fee revenue, mortgage banking, capital markets products, treasury management, bank owned life insurance and other income as a percentage of the sum of net interest income and The PrivateWealth Group fee revenue, mortgage banking, capital markets products, treasury management, bank owned life insurance and other income.

Part I – Financial Information

Item 1.  Financial Statements

PRIVATEBANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30, 2008	December 31, 2007
	(unaudited)
Assets
Cash and due from banks	$76,924	$51,331
Federal funds sold and other short-term investments	41,034	13,220
Total cash and cash equivalents	117,958	64,551
Available-for-sale securities, at fair value	712,158	526,271
Non-marketable equity investments	13,807	12,459
Loans held for sale	10,988	19,358
Loans, net of unearned discount	6,417,026	4,177,795
Allowance for loan losses	(79,021)	(48,891)
Net loans	6,338,005	4,128,904
Goodwill	95,045	93,341
Premises and equipment, net	27,513	25,600
Accrued interest receivable	27,809	24,144
Bank owned life insurance (BOLI)	44,999	44,129
Other assets	90,656	51,447
Total assets	$7,478,938	$4,990,205
Liabilities and Stockholders’ Equity
Demand deposits:
Non-interest-bearing	$548,710	$299,043
Interest-bearing	164,541	157,761
Savings and money market deposit accounts	2,086,929	1,594,172
Brokered deposits	1,889,401	542,470
Other time deposits	1,466,369	1,167,692
Total deposits	6,155,950	3,761,138
Funds borrowed	369,570	560,809
Junior subordinated deferrable interest debentures held by trusts that issued guaranteed capital debt securities	244,793	101,033
Accrued interest payable	30,039	16,134
Other liabilities	33,087	50,298
Total liabilities	$6,833,439	$4,489,412
Stockholders’ Equity
Preferred stock, 1,000,000 shares authorized; 1,951.037 and 1,428.074 shares issued as of June 30, 2008 and December 31, 2007, respectively	58,070	41,000
Common stock, without par value, $1 stated value; 89,000,000 and 39,000,000 shares authorized as of June 30, 2008 and December 31, 2007, respectively; 33,655,778 and 28,439,447 shares issued as of June 30, 2008 and December 31, 2007, respectively	31,944	27,225
Treasury stock	(14,150)	(13,559)
Additional paid-in-capital	467,294	311,989
Retained earnings	99,177	126,204
Accumulated other comprehensive income	3,164	7,934
Total stockholders’ equity	645,499	500,793
Total liabilities and stockholders’ equity	$7,478,938	$4,990,205

The accompanying notes to consolidated financial statement are an integral part of these statements.

PRIVATEBANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except share and per share data)
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Interest Income
Loans, including fees	$84,231	$70,732	$160,344	$139,618
Federal funds sold and interest-bearing deposits	207	239	453	477
Securities:
Taxable	5,456	3,594	9,742	7,183
Exempt from federal income taxes	2,181	2,344	4,425	4,692
Total interest income	92,075	76,909	174,964	151,970
Interest Expense
Deposits:
Interest-bearing demand	425	437	847	1,033
Savings and money market	11,303	16,667	24,524	33,729
Brokered and other time	29,950	21,237	56,308	41,014
Funds borrowed	4,523	4,872	9,519	8,956
Junior subordinated deferrable interest debentures held by trusts that issued guaranteed capital debt securities	2,758	1,585	4,330	3,152
Total interest expense	48,959	44,798	95,528	87,884
Net interest income	43,116	32,111	79,436	64,086
Provision for loan losses	23,024	2,958	40,157	4,364
Net interest income after provision for loan losses	20,092	29,153	39,279	59,722
Non-interest Income
The PrivateWealth Group fee revenue	4,350	4,024	8,769	7,850
Mortgage banking income	997	1,229	2,527	2,543
Capital markets products income	1,959	-	2,349	-
Treasury management income	279	125	463	295
Bank owned life insurance	437	427	869	822
Banking and other services	1,119	1,251	1,866	1,812
Securities gains (loss)	286	(97)	1,100	(18)
Total non-interest income	9,427	6,959	17,943	13,304
Non-interest Expense
Salaries and employee benefits	31,817	12,734	59,566	26,463
Occupancy expense, net	4,338	3,160	8,183	5,950
Professional fees	5,005	1,610	7,316	3,325
Investment manager expenses	812	868	1,780	1,650
Marketing	2,700	1,330	5,528	2,619
Data processing	1,168	984	2,388	1,885
Amortization of intangibles	422	242	656	485
Insurance	1,627	363	2,497	714
Other operating expense	3,318	2,019	6,225	3,584
Total non-interest expense	51,207	23,310	94,139	46,675
Minority interest expense	101	95	169	185
(Loss) income before income taxes	(21,789)	12,707	(37,086)	26,166
Income tax (benefit) provision	(8,494)	3,956	(14,858)	8,379
Net (loss) income	$(13,295)	$8,751	$(22,228)	$17,787
Preferred stock dividends	146	-	253	-
Net (loss) income available to common stockholders	$(13,441)	$8,751	$(22,481)	$17,787
Basic earnings per share	$(0.48)	$0.41	$(0.82)	$0.84
Diluted earnings per share	(0.48)	0.40	(0.82)	0.81
Dividends per share	0.075	0.075	0.150	0.150

The accompanying notes to consolidated financial statement are an integral part of these statements.

PRIVATEBANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)
(In thousands, except per share data)

	Preferred Stock	Common Stock	Treasury Stock	Additional paid-in-capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance, January 1, 2007	$—	$21,481	$(5,254)	$153,487	$121,539	$5,871	$297,124
Net income	—	—	—	—	17,787	—	17,787
Net decrease in fair value of securities classified as available-for-sale, net of income taxes and reclassification adjustments	—	—	—	—	—	(2,199)	(2,199)
Total comprehensive income	—	—	—	—	17,787	(2,199)	15,588
Common stock dividends declared ($0.150 per share)	—	—	—	—	(3,269)	—	(3,269)
Issuance of common stock	—	65	—	496	—	—	561
Acquisition of treasury stock	—	22	(7,894)	204	—	—	(7,668)
Share-based payment expense	—	—	—	3,516	—	—	3,516
Excess tax benefit on stock based compensation	—	—	—	257	—	—	257
Balance, June 30, 2007	$—	$21,568	$(13,148)	$157,960	$136,057	$3,672	$306,109
Balance, January 1, 2008	$41,000	$27,225	$(13,559)	$311,989	$126,204	$7,934	$500,793
Net loss	—	—	—	—	(22,228)	—	(22,228)
Net decrease in fair value of securities classified as available-for-sale, net of income taxes and reclassification adjustments	—	—	—	—	—	(4,770)	(4,770)
Total comprehensive loss	—	—	—	—	(22,228)	(4,770)	(26,998)
Common stock dividends declared ($0.150 per share)	—	—	—	—	(4,546)	—	(4,546)
Preferred stock dividends declared	—	—	—	—	(253)	—	(253)
Issuance of preferred stock	17,070	—	—	—	—	—	17,070
Issuance of common stock	—	4,719	—	146,248	—	—	150,967
Acquisition of treasury stock	—	—	(591)	—	—	—	(591)
Share-based payment expense	—	—	—	8,792	—	—	8,792
Excess tax benefit on stock based compensation	—	—	—	265	—	—	265
Balance, June 30, 2008	$58,070	$31,944	$(14,150)	$467,294	$99,177	$3,164	$645,499

The accompanying notes to consolidated financial statement are an integral part of these statements.

PRIVATEBANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)
(In thousands)
	Six months ended June 30,
	2008	2007
Cash flows from operating activities
Net (loss) income	$(22,228)	$17,787
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,320	1,688
Provision for loan losses	40,157	4,364
Net (gain) loss on sale of securities	(1,100)	18
Net decrease (increase) in loans held for sale	8,371	(6,390)
Increase (decrease) in deferred loan fees	10,879	(353)
Share-based payment expense	9,505	3,516
Change in minority interest	169	185
Increase in accrued interest receivable	(3,665)	(64)
Increase (decrease) in accrued interest payable	13,905	(1,737)
Correction of Lodestar goodwill (SAB 108)	(1,704)	--
Increase in other assets	(49,806)	(7,437)
(Decrease) increase in other liabilities	(18,092)	657
Total adjustments	10,939	(5,553)
Net cash (used) provided by operating activities	(11,289)	12,234
Cash flows from investing activities
Proceeds from maturities, paydowns, and sales of available-for-sale securities	106,748	45,695
Purchases of available-for-sale securities	(288,081)	(48,169)
Net loan principal advanced	(2,259,983)	(206,105)
Premises and equipment expenditures	(4,233)	(3,691)
Net cash used by investing activities	(2,445,549)	(212,270)
Cash flows from financing activities
Net increase in total deposits	2,394,788	87,544
Proceeds from exercise of stock options	2,246	787
Excess tax benefit on stock based compensation	265	257
Acquisition of treasury stock	(591)	(7,894)
Dividends paid	(4,799)	(3,269)
Issuance of Common Stock	148,721	--
Preferred Stock issuance	17,070	--
Issuance of debt	201,604	345,243
Repayment of debt	(249,059)	(219,283)
Net cash provided by financing activities	2,510,245	203,385
Net increase in cash and cash equivalents	53,407	3,349
Cash and cash equivalents at beginning of year	64,551	79,397
Cash and cash equivalents at end of period	$117,958	$82,746

The accompanying notes to consolidated financial statement are an integral part of these statements.
PRIVATEBANCORP, INC. AND SUBSIDIARIES

NOTE 1—BASIS OF PRESENTATION

The consolidated financial information of PrivateBancorp, Inc. (“PrivateBancorp” or the “Company”) and its direct and indirect subsidiaries, The PrivateBank – Chicago, which includes Lodestar Investment Counsel, LLC (“Lodestar”), The PrivateBank – St. Louis, which includes The PrivateBank – Kansas City, The PrivateBank – Wisconsin, The PrivateBank – Michigan, The PrivateBank – Georgia, and The PrivateBank Mortgage Company, included herein is unaudited; however, such information reflects all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation for the interim periods.  The financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.

The annualized results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results expected for the full year ending December 31, 2008.  The accompanying consolidated financial statements are unaudited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, or cash flows in accordance with U.S. generally accepted accounting principles.  The consolidated financial statements for the period ended June 30, 2008 should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-K.

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

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 157, “Fair Value Measurements” (“SFAS 157”), to provide guidance on how to measure fair value, which would apply broadly to financial and non-financial assets and liabilities that are measured at fair value under other authoritative accounting pronouncements.  The statement defines fair value, provides a hierarchy that prioritizes inputs that should be used in valuation techniques used to measure fair value, and expands current disclosures about the use of fair value to measure assets and liabilities.  The disclosures focus on the methods used for the measurements and their effect on earnings and would apply whether the assets were measured at fair value in all periods, such as trading securities, or in only some periods, such as for impaired assets.  A transition adjustment would be recognized as a cumulative-effect adjustment to beginning retained earnings for the fiscal year in which the statement is initially adopted.  This adjustment is measured as the difference between the carrying amounts and the fair values of those financial instruments at the date of adoption.  The Company adopted SFAS 157 on January 1, 2008, and the adoption did not have a material impact on financial condition, results of operations, or liquidity.  Please refer to Note 10 beginning on page 18 for more information.

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

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an Amendment of ARB No. 51” (“SFAS No. 160”).  SFAS No. 160 requires that a noncontrolling interest in a subsidiary be reported separately within equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements.  It also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The Company is currently evaluating the effects SFAS No. 160 will have on the financial position, results of operations and liquidity.

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

NOTE 2—OPERATING SEGMENTS

With the continued implementation of the Company's Strategic Growth Plan, the Company has undergone a transition with respect to its operating segments.  As previously discussed, this transition has included centralization of functions and reconfiguration of management reporting lines.  The geographic banking offices are now part of one operating segment, the Banking segment. As such, our operations consist of three primary operating segments: Banking (which includes The PrivateBank Mortgage Company); The PrivateWealth Group (which includes Lodestar); and the Holding Company.  Insurance expense for the Company is allocated to all segments. We apply the accrual basis of accounting for each reportable segment and for transactions between reportable segments. During the first six months of 2008, there were no changes in the measurement methods used to determine reported segment profit or loss as compared to the same period for 2007.  The accounting policies of the segments are generally the same as those described in Note 1—Basis of Presentation to the consolidated financial statements.

Balance sheet highlights at June 30, 2008 and December 31, 2007 for each business segment are summarized in the following segment tables (in thousands):

June 30, 2008	Total gross loans	Total assets	Total deposits	Total borrowings (1)	Total capital
Banking (2)	$6,417,026	$6,624,034	$6,389,355	$179,320	$826,653
Holding Company Activities	-	1,088,309	-	435,043	645,499
Intersegment Eliminations (3)	-	(233,405)	(233,405)	-	(826,653)
Consolidated	$6,417,026	$7,478,938	$6,155,950	$614,363	$645,499

December 31, 2007	Total gross loans	Total assets	Total deposits	Total borrowings (1)	Total capital
Banking (2)	$4,177,795	$4,399,741	$3,970,039	$370,559	$574,673
Holding Company Activities	-	799,365	-	291,283	500,793
Intersegment Eliminations (3)	-	(208,901)	(208,901)	-	(574,673)
Consolidated	$4,177,795	$4,990,205	$3,761,138	$661,842	$500,793
(1)	Includes Debentures for the Holding Company segment.
(2)	For segment reporting purposes, the balance sheet of The PrivateWealth Group is included in the Banking segment, including goodwill.
(3)
Intersegment eliminations for total capital reflect the elimination of the net investment in each of the Holding Company subsidiaries in consolidation. The intersegment eliminations for total deposits reflect the elimination of the holding company’s cash deposited at The PrivateBanks – Chicago, St. Louis and Georgia.

Financial results for each business segment for the three and six months ended June 30, 2008 and June 30, 2007 are presented below (in thousands):

Three months ended June 30, 2008	Net Interest Income (Expense)	Provision for Loan Losses	Non-Interest Income	Non-Interest Expense	Minority Interest Expense	Income Tax (Benefit) Provision	Net (Loss) Income
Banking	$48,188	$23,024	$5,074	$37,524	$-	$(3,946)	$(3,340)
The PrivateWealth Group	515	-	4,350	4,085	101	261	418
Holding Company Activities	(5,058)	-	50	9,645	-	(4,588)	(10,065)
Intersegment Eliminations (1)	(529)		(47)	(47)	-	(221)	(308)
Consolidated	$43,116	$23,024	$9,427	$51,207	$101	$(8,494)	$(13,295)

Three months ended June 30, 2007	Net Interest Income (Expense)	Provision for Loan Losses	Non-Interest Income	Non-Interest Expense	Minority Interest Expense	Income Tax Provision (Benefit)	Net Income (Loss)
Banking	$35,730	$2,958	$2,898	$16,715	$-	$6,147	$12,808
The PrivateWealth Group	244	-	4,024	3,557	95	211	405
Holding Company Activities	(3,597)	-	87	3,088	-	(2,296)	(4,302)
Intersegment Eliminations (1)	(266)	-	(50)	(50)	-	(106)	(160)
Consolidated	$32,111	$2,958	$6,959	$23,310	$95	$3,956	$8,751

Six months ended June 30, 2008	Net Interest Income (Expense)	Provision for Loan Losses	Non-Interest Income	Non-Interest Expense	Minority Interest Expense	Income Tax (Benefit) Provision	Net (Loss) Income
Banking	$88,506	$40,157	$9,168	$71,537	$-	$(7,662)	$(6,358)
The PrivateWealth Group	962	-	8,769	8,275	169	492	795
Holding Company Activities	(9,030)	-	100	14,421	-	(7,274)	(16,077)
Intersegment Eliminations (1)	(1,002)	-	(94)	(94)	-	(414)	(588)
Consolidated	$79,436	$40,157	$17,943	$94,139	$169	$(14,858)	$(22,228)

Six months ended June 30, 2007	Net Interest Income (Expense)	Provision for Loan Losses	Non-Interest Income	Non-Interest Expense	Minority Interest Expense	Income Tax Provision (Benefit)	Net Income (Loss)
Banking	$70,740	$4,364	$5,414	$33,661	$-	$12,302	$25,827
The PrivateWealth Group	529	-	7,849	7,072	185	444	677
Holding Company Activities	(6,606)	-	138	6,039	-	(4,139)	(8,368)
Intersegment Eliminations (1)	(577)	-	(97)	(97)	-	(228)	(349)
Consolidated	$64,086	$4,364	$13,304	$46,675	$185	$8,379	$17,787
(1)
The intersegment eliminations for net interest expense reflect the elimination of the Holding Company’s interest earned on cash deposited at The PrivateBanks – Chicago, St. Louis and Georgia and the elimination of a credit allocated to The PrivateWealth Group for interest paid by the Banking segment on deposits initiated by clients of The PrivateWealth Group.  The tax effect of this credit is likewise eliminated from the income tax line.  The intersegment elimination for non-interest income and non-interest expense includes rent expense paid by the Banking segment to the Holding Company.

Banking

The PrivateBank provides personalized financial services to a growing array of successful middle-market privately held and public businesses, affluent individuals, wealthy families, professionals, entrepreneurs and real estate investors. Commercial lending products include lines of credit for working capital, term loans for equipment and other investment purposes and letters of credit to support the commitments made by its clients. Treasury management services include a comprehensive suite of collection, disbursement, information reporting, and investment products to assist clients in optimizing their cash flow.  New commercial banking services include capital markets products such as interest rate protection derivatives and options and foreign exchange.  The PrivateBank offers a full range of real estate lending products including fixed and floating rate permanent and interim mortgages, and construction and commercial real estate loans. Private client services include interest-bearing checking, money market accounts, certificates of deposit, ATM/debit cards, investment brokerage accounts and domestic and international wire transfers. Additionally, we offer secured and unsecured personal loans and lines of credit.

Included in the Banking segment at June 30, 2008 was $81.7 million of goodwill, unchanged from December 31, 2007.  The Banking segment also includes $4.0 million of acquired core deposit intangibles at June 30, 2008, compared to $4.4 million at December 31, 2007.  There was no goodwill or intangible impairment at June 30, 2008 or December 31, 2007.

The PrivateWealth Group

The PrivateWealth Group includes investment management, investment advisory, personal trust, estate administration, court-supervised guardianship, custodial, escrow, qualified intermediary and brokerage services provided to a wide range of clients and business interests.  The PrivateWealth Group professionals work with clients to define objectives, goals and strategies for the clients’ investment portfolios, which may include assisting with the selection of independent investment managers to handle account investments.  Some of these professionals also work with clients’ attorneys, accountants and other financial advisors to develop and implement their estate, investment and general financial plans.  Consistent with the Company’s philosophy, The PrivateWealth Group emphasizes a high level of personal service that is tailored to meet client needs.  Most assets managed or supervised by The PrivateWealth Group are custodied at The PrivateBanks, where the services include the prompt collection and reinvestment of interest and dividend income, daily portfolio valuations, tracking and reporting of tax information, customized reporting and the settlement of securities transactions.

The PrivateBank has a controlling interest in Lodestar, an investment management firm that is part of The PrivateWealth Group for segment reporting purposes.  Lodestar provides investment management services to high net worth clients, some of whom are also fiduciary services clients of The PrivateWealth Group. Additionally, clients have access to investment advisory, insurance products, and securities brokerage services through an affiliation with Linsco Private Ledger (“LPL”), a registered broker-dealer and registered investment advisor. These services and products are delivered by employees of the bank who also are registered representatives of LPL.  Assets held in accounts receiving these services or products are custodied by LPL.  Because the bank receives income and incurs expenses related to assets held in these accounts, the financial impacts of the bank’s affiliations with LPL is part of The PrivateWealth Group for segment reporting purposes.

Included in the PrivateWealth Group segment at June 30, 2008 was $13.3 million of goodwill, which increased by $1.7 million from December 31, 2007 due to the correction of understated goodwill recorded in connection with the acquisition of Lodestar.  At the time of the acquisition of an 80% interest in Lodestar in 2002, the Company did not properly record a liability and offsetting entries to goodwill and client relationship intangibles for the value of certain contractual "put" rights related to the minority interest owned by the principals of Lodestar.  As a result of the error, goodwill and client deposit intangibles were understated, collectively, by $2.2 million.  The PrivateWealth Group segment also includes $2.3 million of acquired client intangibles at June 30, 2008, compared to $2.1 million at December 31, 2007.  The increase in client intangibles is due to the Lodestar accounting error offset by the appropriate amortization.  There was no goodwill or intangible impairment at June 30, 2008 or December 31, 2007.

For the three months ended June 30, 2008, investment manager expenses were $812,000 compared to $868,000 in the prior year period. For the six months ended June 30, 2008, investment manager expenses were $1.8 million compared to $1.7 million in the prior year period.

Holding Company

Holding Company activities consist of parent company only matters.  The Holding Company’s most significant assets are net investments in its five banking subsidiaries and a mortgage company subsidiary, The PrivateBank Mortgage Company.

Holding Company activities are reflected primarily by interest expense on borrowings and operating expenses.  Recurring Holding Company operating expenses consist of compensation expense related to share-based payments and professional fees.

NOTE 3—EARNINGS PER COMMON SHARE

The following table shows the computation of basic and diluted earnings per common share (in thousands, except per share data) for the three and six months ended June 30, 2008 and 2007:

	Three months ended June 30,
	2008	2007
Net (loss) income	$(13,295)	$8,751
Preferred stock dividends	146	--
Net (loss) income available to common stockholders	$(13,441)	$8,751
Weighted average common shares outstanding	27,914	21,185
Weighted average common shares equivalent (1)	--	625
Weighted average common shares and common share equivalents (2)	27,914	21,810
Net (loss) income per average common share – basic	$(0.48)	$0.41
Net (loss) income per average common share – diluted	$(0.48)	$0.40

	Six months ended June 30,
	2008	2007
Net (loss) income	$(22,228)	$17,787
Preferred stock dividends	253	--
Net (loss) income available to common stockholders	$(22,481)	$17,787
Weighted average common shares outstanding	27,400	21,258
Weighted average common shares equivalent (1)	--	660
Weighted average common shares and common share equivalents (2)	27,400	21,918
Net (loss) income per average common share – basic	$(0.82)	$0.84
Net (loss) income per average common share – diluted	$(0.82)	$0.81

(1)	Common shares equivalent result from stock options being treated as if they had been exercised and are computed by application of the treasury stock method.
(2)	Diluted shares are equal to basic shares for the three and six months ended June 30, 2008 due to the net loss. The calculation of diluted earnings per share results in anti-dilution.

If the Company had net income, rather than a net loss, diluted average common shares outstanding would have increased by approximately 2.3 million shares for the second quarter 2008 and 2.2 million shares for the six months ended June 30, 2008, which have been excluded from the determination of fully diluted earnings per share because of their anti-dilutive effect.  Assuming no issuance of common shares, including issuances related to equity awards, management estimates that weighted average common shares outstanding in the third quarter 2008 will be in the range of 34.2 million if the Company reports net income and in the range of 31.6 million if the Company reports a net loss.  Projecting weighted average shares outstanding includes making assumptions about the Company's stock price and other significant inputs that may prove to be inaccurate based on factors that are outside of the Company's control.

NOTE 4—OTHER COMPREHENSIVE INCOME

Change in the fair value of securities available-for-sale is presented on a net basis on the Consolidated Statement of Changes in Stockholders’ Equity.  The following table discloses the changes in the components of other accumulated comprehensive income for the six months ended June 30, 2008 and 2007 (in thousands):

	June 30, 2008
	Before Tax Amount	Tax Effect	Net of Tax Amount
Change in unrealized (losses) gains on securities available-for-sale	$(6,797)	$(2,608)	$(4,189)
Less: reclassification adjustment for (gains) losses included in net income	(932)	(351)	(581)
Change in net unrealized (losses)gains	$(7,729)	$(2,959)	$(4,770)

	June 30, 2007
	Before Tax Amount	Tax Effect	Net of Tax Amount
Change in unrealized (losses) gains on securities available-for-sale	$(3,516)	$(1,309)	$(2,207)
Less: reclassification adjustment for losses (gains) included in net income	18	10	8
Change in net unrealized (losses)gains	$(3,498)	$(1,299)	$(2,199)

NOTE 5—INVESTMENT SECURITIES AND NON-MARKETABLE EQUITY INVESTMENTS

The amortized cost, gross unrealized gain or loss, and the estimated fair value of securities at June 30, 2008 and December 31, 2007, were as follows (in thousands):

	June 30, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investment Securities
U. S. Treasury Notes	$1,007	$6	$—	$1,013
U. S. Agency Notes	482	19	—	501
U. S. Government Agency Mortgage-Backed Securities and Collateralized Mortgage Obligations	514,872	3,415	(3,288)	514,999
Corporate Collateralized Mortgage Obligations	7,105	—	(234)	6,871
Tax-Exempt Municipal Securities	177,823	5,617	(737)	182,703
Taxable Municipal Securities	6,068	3	—	6,071
Federal Home Loan Bank Stock	9,540	—	—	9,540
Other	4,267	—	—	4,267
	$721,164	$9,060	$(4,259)	$725,965

	December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investment Securities
U. S. Treasury Notes	$1,014	$—	$—	$1,014
U. S. Agency Notes	2,977	20	—	2,997
U. S. Government Agency Mortgage-Backed Securities and Collateralized Mortgage Obligations	300,468	2,563	(921)	302,110
Corporate Collateralized Mortgage Obligations	9,296	84	(24)	9,356
Tax-Exempt Municipal Securities	196,198	10,895	(101)	206,992
Taxable Municipal Securities	3,790	12	—	3,802
Federal Home Loan Bank Stock	7,700	—	—	7,700
Other	4,757	2	—	4,759
	$526,200	$13,576	$(1,046)	$538,730

Investments are comprised of debt securities and equity investments. Our debt securities portfolio is primarily comprised of U.S. government agency obligations, municipal bonds, mortgage-backed pools and collateralized mortgage obligations, is classified as “available-for-sale” and may be sold as part of our asset/liability management strategy in response to changes in interest rates, liquidity needs or significant prepayment risk. Securities available-for-sale are recognized on a trade date basis and are reported at fair value, with unrealized gains and losses, net of taxes, reported as adjustments to other comprehensive income in a separate component of stockholders’ equity. At June 30, 2008, reported stockholders’ equity reflected unrealized securities gains net of tax of $3.2 million compared to unrealized securities gains net of tax of $7.9 million at December 31, 2007.  As of June 30, 2008, the Company has the intent and ability to hold any securities where the market value is below the amortized cost for a period of time sufficient to allow for any anticipated recovery in value. Management does not believe any individual unrealized loss as of June 30, 2008 represents an other-than-temporary impairment.  Any decline in fair value of securities that is deemed other than temporary is charged against current period earnings. Our non-marketable equity investments consist of FHLB (Des Moines) stock, FHLB (Indianapolis) stock, FHLB (Chicago) stock, FHLB (Atlanta) stock and certain CRA investments.

At June 30, 2008, we owned $712.2 million of available-for-sale securities, a $185.9 million increase from $526.3 million at December 31, 2007.  The increase is due to purchases made during the quarter.

NOTE 6—ALLOWANCE FOR LOAN LOSSES

Following is a summary of changes in the allowance for loan losses for the six months ended June 30, 2008 and 2007 (in thousands):

	2008	2007
Balance, January 1	$48,891	$38,069
Provision charged to earnings	40,157	4,364
Loans charged-off, net of recoveries	(10,027)	(1,153)
Balance, June 30	$79,021	$41,280

The following tables present the impaired, non-accrual and past due loans (in thousands):

	June 30, 2008	December 31, 2007
Non-accrual loans:
Non-accrual loans with specific valuation reserves required (1)	$4,701	$13,277
Non-accrual loans with general reserves required	52,647	25,706
Total non-accrual loans	$57,348	$38,983
Loans past due 90 days and still accruing interest	$1,180	$53
(1) These impaired loans require a valuation reserve because the value of the loans is less than the recorded investment in the loans.

	June 30, 2008	December 31, 2007
Valuation reserve related to impaired loans	$1,680	$2,964
Average impaired loans	48,225	18,654
Interest income foregone on impaired loans (1)	2,990	1,403

(1)	Interest calculation annualized for six months ended June 30, 2008.

NOTE 7—FUNDS BORROWED

 As of June 30, 2008, the Company had a credit facility with a correspondent bank comprised of a $25.0 million senior debt facility and a $75.0 million subordinated debt facility.  The senior debt facility is comprised of a $250,000 term loan with a maturity date of December 31, 2017 and a $24.75 revolving loan with a maturity date of December 31, 2008.  The subordinated debt matures on December 31, 2017.  The interest rate on the senior debt facility resets quarterly, and is based on, at the Company’s option, either the correspondent bank’s prime rate or three-month LIBOR plus 120 basis points, with a floor of 3.50%.  The interest rate on the subordinated debt resets quarterly, and is equal to three-month LIBOR plus 135 basis points, with a floor of 3.50%.  The subordinated debt qualifies as Tier 2 capital under applicable rules and regulations promulgated by the Board of Governors of the Federal Reserve System.

At June 30, 2008, the Company had $250,000 outstanding on the senior debt facility and $75.0 million of subordinated debt outstanding included in funds borrowed.  The credit facility is used for working capital and other general corporate purposes.

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

Other borrowings consist of FHLB advances, fed funds purchased, and demand repurchase agreements, which are a form of retail repurchase agreements offered to certain clients.  At June 30, 2008, the Company had $179.3 million of other borrowings, compared to $370.6 million at December 31, 2007.

NOTE 8 -- JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES HELD BY TRUSTS THAT ISSUED GUARANTEED CAPITAL DEBT SECURITIES

As of June 30, 2008, the Company owned 100% of the common securities of four trusts, PrivateBancorp Statutory Trust II, PrivateBancorp Statutory Trust III, Bloomfield Hills Statutory Trust I, and PrivateBancorp Statutory Trust IV (the “Trusts”).   In June 2008, PrivateBancorp Capital Trust IV was established as a wholly-owned subsidiary of the Company and issued $143.75 million aggregate liquidation amount of 10.00% Trust Preferred Securities, representing preferred beneficial interests in the Trust in an underwritten public offering at $25.00 per Trust Preferred Security.  PrivateBancorp Statutory Trust II and PrivateBancorp Statutory Trust III were established as wholly-owned subsidiaries of the Company in June 2005 and December 2005, respectively.  Bloomfield Hills Statutory Trust I was acquired as part of our acquisition of Bloomfield Hills Bancorp, Inc. on June 20, 2005.  The Trusts were formed for purposes of issuing trust preferred securities to third-party investors and investing the proceeds from the issuance of the trust preferred securities and common securities solely in junior subordinated debentures (“Debentures”) issued by the Company or its subsidiaries, with the same maturities and interest rates as the trust preferred securities. The Debentures are the sole assets of the Trusts.

The following table is a summary of the Company’s junior subordinated deferrable interest debentures held by trusts that issued guaranteed capital debt securities as of June 30, 2008.

(dollars in thousands)
	Trust			Earliest
	Preferred		Maturity	Redemption	Coupon
Issuance Trust	Securities	Debentures	Date	Date	Rate
PrivateBancorp Statutory Trust II	$50,000	$51,547	09/15/35	09/15/10	6.00%(1)
PrivateBancorp Statutory Trust III	40,000	41,238	12/15/35	12/15/10	6.10%(2)
Bloomfield Hills Statutory Trust I	8,000	8,248	06/17/34	06/17/09	Floating LIBOR + 2.65%
PrivateBancorp Statutory Trust IV	143,750	143,760	06/15/68	06/15/13	10.00%

Total	$241,750	$244,793

(1)	6.00% rate effective until 9/15/2010, then floating at three-month LIBOR + 1.71%.
(2)	6.10% rate effective until 12/15/2010, then floating at three-month LIBOR + 1.50%.

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

The Company’s aggregate principal amount of outstanding Debentures at June 30, 2008 is $244.8 million.  As of June 30, 2008, $214.1 million of our Debentures are eligible for treatment as Tier 1 capital as allowed by the Federal Reserve.  On March 1, 2005, the Federal Reserve issued a final rule that retains Tier 1 capital treatment for trust-preferred securities but with stricter limits. Under the rule, after a five-year transition period, the aggregate amount of the trust preferred securities and certain other capital elements will retain their current limit of 25% of Tier 1 capital elements, net of goodwill less any associated deferred tax liability. The amount of trust preferred securities and certain other capital elements in excess of the limit could be included in Tier 2 capital, subject to restrictions. Applying the final rule at June 30, 2008, the Company would still be considered well-capitalized under regulatory capital guidelines.

NOTE 9—CAPITAL TRANSACTIONS

On June 11, 2008, the Company closed a public offering of 4.0 million shares of newly issued common stock at a public offering price of $34.00 per share, for net proceeds of $130.6 million after deducting underwriting commissions. During the second quarter 2008, the Company also sold $17.0 million of the Company’s Series A preferred stock to certain funds managed by an affiliate of GTCR Golder Rauner, L.L.C. (“GTCR”) in connection with the exercise of GTCR’s pre-emptive rights triggered by the public offering. GTCR purchased from the Company an additional 522.963 shares of the Company’s convertible preferred stock, which is convertible into 522,963 common shares and has no voting rights.  Additionally, on June 19, 2008, underwriters of the June 11 public offering of common stock partially exercised their over-allotment option and purchased an additional 568,700 shares of newly issued common stock, for net proceeds of approximately $18.5 million.

During the second quarter 2008, the Company declared and paid a $0.075 per share dividend, consistent with the second quarter 2007 dividend. The Company has no current plans to decrease the quarterly dividend.  The Company repurchased 6,008 shares of its common stock during the second quarter 2008, compared to 2,319 during the second quarter 2007.

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

The following table presents the financial instruments carried at fair value as of June 30, 2008 by balance sheet caption as described above and by SFAS 157 valuation hierarchy.

Assets and liabilities measured at fair value on a recurring basis (dollars in thousands)
June 30, 2008	Total	Level 1	Level 2	Level 3
Assets
Available-for-sale securities, at fair value	$712,158	$1,013	$707,404	$3,741
Other assets (1)	5,342	--	5,342	--
Total assets	$717,500	$1,013	$712,746	$3,741
Liabilities
Other liabilities	$5,342	$--	$5,342	$--
Total liabilities	$5,342	$--	$5,342	$--

(1) Interest rate swaps with positive fair values.

The following table presents the changes in Level 3 financial instruments carried at fair value as of June 30, 2008.

June 30, 2008	Available-for-sale securities, at fair value For Quarter ended June 30, 2008	Available-for-sale securities, at fair value For Six Months ended June 30, 2008
	(dollars in thousands)	(dollars in thousands)
Balance at the beginning of period	$3,821	$3,820
Total unrealized gains	--	1
Purchases, sales, issuances and settlements, net	(80)	(80)
Transfer out of Level 3	--	--
Balance at the end of the period	$3,741	$3,741

Net unrealized gains	--	1

Nonrecurring fair value changes

Certain assets and liabilities are measured at fair value on a nonrecurring basis.  The instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following table presents the financial instruments carried at fair value on a nonrecurring basis as of June 30, 2008 by balance sheet caption as described above and by SFAS 157 valuation hierarchy.

Assets and liabilities measured at fair value on a nonrecurring basis
June 30, 2008	Total	Level 1	Level 2	Level 3
Assets
Impaired loans	$2,976	$--	$2,976	$--
Other assets (1)	14,579	--	14,579	--
Total assets	$17,555	--	$17,555	--

(1)	Other real estate owned

At June 30, 2008 in accordance with the provisions of FASB Statement No. 114, “Accounting by Creditors for Impairment of a Loan,” collateral-dependent impaired loans had a loan balance of $4.7 million, a specific reserve of $1.7 million and a fair value of $3.0 million.  The specific reserve for impaired loans included a writedown of $825,000 in the second quarter of 2008.

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

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments, assuming that the amounts are fully advanced and that collateral or other security is of no value. The bank uses the same credit policies in making commitments and conditional obligations as they do for on-balance-sheet instruments.

At June 30, 2008 and December 31, 2007, the bank had the following categories of credit-related financial instruments:

	June 30, 2008	December 31, 2007
	(in thousands)
Commitments to extend credit	$3,069,699	$1,686,143
Standby letters of credit	121,439	72,691

Commitments to extend credit are agreements to lend to a client as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We evaluate each client’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary, upon extension of credit is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties.

Standby letters of credit are conditional commitments we issue to guarantee the performance of a client to a third-party. Those guarantees are primarily issued to support commercial business activities of our clients. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to clients. The bank holds collateral supporting those commitments for which collateral is deemed necessary. It is our general policy to require third-party guarantees on all standby letters of credit regardless of the collateral used to secure a standby letter of credit. The majority of our standby letters of credit are secured by cash or other collateral.

The Company enters into derivatives that include commitments to fund certain mortgage loans to be sold into the secondary market and forward commitments for the future delivery of residential mortgage loans. These derivatives are not entered into for purely speculative purposes nor have they been designated as SFAS No. 133 hedge relationships.  It is the Company’s practice to enter into forward commitments for the future delivery of fixed rate residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates on its commitments to fund the loans as well as on its portfolio of mortgage loans held-for-sale.  At June 30, 2008, the Company had approximately $2.5 million of interest rate lock commitments and $30.5 million of forward commitments for the future delivery of residential mortgage loans. The fair values were estimated based on changes in mortgage rates from the date of the commitments.

The Company also enters into derivative financial instruments as part of our client product offering and interest rate risk management strategies.  These derivative financial instruments consist primarily of interest rate swaps, which effectively allow the Company to receive floating rate interest payments on certain client loans, while our clients pay a fixed rate of interest.  As of June 30, 2008, the notional amount of non-hedging interest rate swaps in which our clients were the counterparty was $1.2 billion, while the notional amount of non-hedging interest rate swaps in which institutional firms were the counterparty was also $1.2 billion.  The Company marks each derivative transaction to market through other income at each period end.  As of June 30, 2008, the Company had recorded gross mark to market derivative income of $5.3 million and gross mark to market derivative expense of $5.3 million, resulting in no net income statement impact.

NOTE 12—ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company is currently making equity award grants from two plans; the Strategic Long Term Incentive Plan (the “Strategic LTIP”) and the 2007 Long Term Incentive Compensation Plan (the “2007 LTICP”).  As part of the Company’s Strategic Growth Plan, the Company granted and continues to grant equity-based awards under its Strategic LTIP as a hiring inducement to certain new employees.   During the fourth quarter of 2007, the Company made retention awards under the 2007 LTICP to certain executives as part of the implementation of the Strategic Growth Plan.  We refer to awards issued as an inducement for new employees or for retention to existing executives as “transformation awards.”  In addition, certain other employees and non-employee directors have been granted awards from the 2007 LTICP as part of their annual compensation package.

Transformation Awards
The transformation awards include time-vested stock options and performance-vesting stock options and market-condition restricted shares that vest based on the Company achieving specified levels of growth in earnings per share and stock price, respectively.  The inducement awards which have been made during 2008 contain substantially the same terms as awards made during the fourth quarter of 2007,  but with different exercise prices based on the closing stock price on the date of grant.  The exercise price of the stock options granted in 2008 range from $29.84 to $36.75 per share.  The Company issued awards relating to 1,006,600 shares in the first quarter, 874,350 shares in the second quarter and another 113,750 shares subsequent to quarter end.  Through July 31, 2008, inducement awards relating to 4,429,300 shares had been issued under the Strategic LTIP and 570,700 shares remain available for awards under the plan.

Transformation awards which were granted by the Company from the time the Strategic Growth Plan was announced in the fourth quarter of 2007  through June 30, 2008, had a value of approximately $81.5 million at June 30, 2008, compared to approximately $50.0 million at December 31, 2007.  The cost of these awards is being expensed over the five-year period ending December 31, 2012.  Compensation costs associated with these awards totaled $3.7 million for the second quarter 2008 compared to $2.2 million for the first quarter 2008.

2007 Long Term Incentive Compensation Plan
The PrivateBancorp, Inc. 2007 Long Term Incentive Compensation Plan was approved by the stockholders at the Company’s 2008 annual meeting in the second quarter.  As a result, the awards previously issued under the plan will be settled in shares of the Company’s stock, rather than cash.  The Company used the annual meeting date as the measurement date to value these awards.  Previously, these awards were considered liability awards and revalued at each reporting period.

Also in the second quarter, the Company issued equity awards under the 2007 LTICP to employees and non-employee directors as part of the annual compensation package and not part of the Transformation Awards.  These awards consist of time-vested stock options, restricted shares and restricted stock units.  The total value of these awards is approximately $6.4 million which will be expensed over a three-year period ending in the second quarter of 2011.

Subsequent to quarter end, the Company announced that Norman R. Bobins had joined its Board of Directors and was named non-executive Chairman of The PrivateBank - Chicago.  As part of his compensation, Mr. Bobins received equity awards under the 2007 LTICP.  These awards include time-vested stock options, performance vested stock options, restricted shares that vested on the grant date and restricted stock units similar to other non-employee directors.  The total value of these awards is approximately $1.7 million, $1.5 million of which will be expensed prior to year end.

Compensation Expense
Total equity award expense, including Transformation Awards and all new awards granted in the second quarter, was $6.7 million in the second quarter 2008, compared to $2.8 million in the first quarter 2008, and $2.0 million in the second quarter 2007.

NOTE 13—QUANTIFYING MISSTATEMENTS IN CURRENT PERIOD FINANCIALS

In accordance with SEC's Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No.108”), salaries and benefits expense includes a $1.3 million charge, and amortization of intangibles expense includes $180,000 of expense, to correct a purchase accounting error relating to the Company’s December 2002 acquisition of an 80% interest in Lodestar.  These expense items impact second quarter earnings by approximately $0.05 per share.  At the time of the acquisition, the Company did not properly record a liability and offsetting entries to goodwill and client relationship intangibles to record the value of certain contractual "put" rights related to the minority interest owned by the principals of Lodestar.  As a result of the error, goodwill and client deposit intangibles were understated by $1.7 million and $514,000, respectively and a liability for the put was understated by $2.2 million.  The $1.3 million compensation expense relates to the appreciation in value of the put right over the period of time from the date of acquisition through the first quarter of 2008 based on the growth of Lodestar’s business over that period of time.  As of June 30, 2008, the put value liability was $3.5 million, the client intangible was $325,000, reflecting amortization through the second quarter including the error, and goodwill was unchanged at $1.7 million.

The adjustments to the income statement are immaterial both as it relates cumulatively to the current period as well as each of the periods from the date of acquisition through the first quarter of 2008.  In evaluating materiality and determining the appropriateness of applying SAB No. 108 to these errors, the Company considered materiality both qualitatively and quantitatively as proscribed by the SEC’s Staff Accounting Bulletin No. 99.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

PrivateBancorp, Inc. (“PrivateBancorp” or the “Company”), a Delaware corporation, is a growing diversified financial services company with 22 offices in nine states. Through its subsidiaries, PrivateBancorp delivers customized business and personal financial services to middle-market commercial and commercial real estate companies, as well as business owners, executives, entrepreneurs and wealthy families. Since its inception in 1989, The PrivateBank has expanded into multiple geographic markets in the Midwest and Southeastern United States through the creation of de novo banks and banking offices and the acquisition of existing banks.

In the fourth quarter of 2007, we announced the implementation of our Strategic Growth Plan (the “Plan”), designed to take advantage of the disruption in the Chicago middle-market commercial banking market and realize our vision to be the bank of choice for middle-market commercial and commercial real estate companies, as well as business owners, executives, entrepreneurs and wealthy families in all of our markets by providing a sophisticated suite of private banking, lending, treasury management, capital markets and wealth management services through a relationship-based business model.

Ongoing implementation of the Plan, including associated expenses for personnel and professional fees, an increase in our provision for loan losses, and expenses associated with the correction of a prior-period accounting error, contributed to a net loss for the second quarter 2008 of $13.3 million, or $0.48 per diluted share, compared to net income of $8.8 million, or $0.40 per diluted share, for the second quarter 2007.  Non-interest expense was $51.2 million in the second quarter 2008, compared with $42.9 million in the first quarter 2008, an increase of 19%, and $23.3 million in the second quarter 2007, an increase of 120%.  The increase from a year ago is reflective of significant increases in professional fees and deposit insurance during the quarter as well as the ongoing increased compensation and marketing expenses related to the investment in the Strategic Growth Plan. Salaries and benefits expense increased to $31.8 million in the second quarter from $27.7 million in the first quarter 2008, an increase of 15%, mainly due to an increase in stock-based compensation expense and the previously discussed accounting error, and grew $19.1 million, or 150%, over the second quarter 2007.  We hired 25 new Managing Directors in the second quarter, bringing the total number of MDs to 294.

We continue to see strong balance sheet and revenue growth through the execution of our Plan, as reflected in the following specific results:

•	Client deposits grew 33% from year-end 2007.

•	Loans grew 54% from year-end 2007.

•	Revenue grew 33% over prior year quarter and 17% over the first quarter 2008.

•
Completion of two successful capital-raising transactions – the issuance of $143.8 million of Trust Preferred Securities and a $166.1 million equity offering, net of underwriting commissions, increasing our total risk-based capital ratio to 13.5%.

The credit markets, however, remain challenging and the Company continues to make asset quality monitoring a key priority.  The allowance for loan losses as a percentage of total loans was 1.23% at June 30, 2008, compared to 1.21% at March 31, 2008 and 1.17% at December 31, 2007.  During the second quarter 2008, the provision for loan losses increased to $23.0 million compared to $3.0 million in the second quarter 2007. The increase is attributable to the substantial loan growth the Company continues to experience, as well as an increase in non-performing assets, current market conditions and loans charged off during the quarter. Non-performing assets to total assets were 0.98% at June 30, 2008, compared to 0.97% at December 31, 2007.  Net charge-offs totaled $6.0 million in the second quarter 2008, or an annualized rate of 0.42% of average total loans, compared with net charge-offs of $571,000, or an annualized rate of 0.06% of average total loans, in the prior year second quarter.  Year-to-date, charge-offs were primarily attributable to residential development loans.

Delinquencies (loans 30-89 days past due and still accruing) at June 30, 2008, improved to $30.1 million, or 0.47% of total loans, compared to $146.4 million in delinquencies, or 2.85% of total loans, at March 31, 2008, and $102.6 million, or 2.46% of total loans at December 31, 2007. This reduction in delinquencies as a percent of total loans is a direct result of a disciplined focus on actively reducing delinquent accounts.

Net interest income totaled $43.1 million in the second quarter 2008, compared to $36.3 million in the first quarter 2008, an increase of 19%, and $32.1 million for the second quarter 2007, an increase of 34%.  Net interest margin (on a tax equivalent basis) decreased to 2.75% for the second quarter 2008 compared to 2.88% for the first quarter 2008 and 3.19% for the second quarter 2007.  Net interest margin declined as a result of the substantial decrease in short-term rates in the first and second quarters. Further affecting the margin was the additional cost of funds incurred as a result of the $143.8 million trust preferred securities offering in May.

We are committed to differentiating our Company in the marketplace through the quality of our people, commitment to our clients, discipline around the quality of our portfolios, and our processes and the solid fundamentals that will support our growth.   Management is keenly focused on the key performance indicators of operating efficiency, revenue growth, deposit and loan growth, asset quality and capital in order to enhance stockholder value as we continue to execute our Plan.

For financial information regarding our business segments, which include Banking, The PrivateWealth Group and Holding Company Activities, see “Operating Segments Results” beginning on page 9 and “Note 2−Operating Segments” to our consolidated unaudited financial statements as of and for the three and six months ended June 30, 2008 included in this report.

Critical Accounting Policies

Generally accepted accounting principles are complex and require management to apply significant judgment to various accounting, reporting and disclosure matters.  Management must use assumptions and estimates to apply these principles where actual measurements are not possible or practical.  Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements included herein. Reference should also be made to our significant accounting policies set out in the notes to consolidated financial statements, beginning on page F-8 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.  Below is a discussion of our critical accounting policies.  These policies are critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates.  Changes in such estimates may have a significant impact on the consolidated financial statements.  Actual results could differ from those estimates.  Management has reviewed the application of these policies with the Audit Committee of the Company’s Board of Directors.

The accounting policies that we view as critical to us are those relating to estimates and judgments regarding the determination of the adequacy of the allowance for loan losses, the estimation of the valuation of goodwill and the useful lives applied to intangible assets, and income taxes.

Allowance for Loan Losses

We maintain an allowance for loan losses at a level management believes is sufficient to absorb credit losses inherent in our loan portfolio. The allowance for loan losses represents our estimate of probable losses in the portfolio at each balance sheet date and is based on a review of available and relevant information.  The allowance contains provisions for probable losses that have been identified relating to specific borrowing relationships as well as probable losses inherent in our loan portfolio.  During the second quarter 2008, we enhanced our allowance methodology and established a market-specific reserve model that includes the quantification of external and internal factors impacting different markets.  Our allowance for loan losses is assessed monthly to determine the appropriate level of the allowance. Our analysis is influenced by the following factors: assessment of the credit risk of the loans in the portfolio, impaired loans, evaluation of current economic conditions in the regional market areas, trends in asset quality, delinquent loans, actual charge-offs and recoveries during the period, industry loss averages, historical loss experience, loan portfolio concentrations and loan growth.  The unallocated portion of the reserve involves the exercise of judgment by management and reflects various considerations, including management’s view that the reserve should have a margin that recognizes the imprecision inherent in the process of estimating credit losses.

Upon the determination of an appropriate allowance level, management adjusts the allowance for loan losses by recording a provision for loan losses in an amount sufficient to maintain the allowance at the level determined appropriate. Loans are charged-off when deemed to be uncollectable by management. We believe that the allowance for loan losses is adequate to provide for estimated probable credit losses inherent in our loan portfolio.

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

Goodwill is “pushed down” to business segments at acquisition. Fair values of reporting units are determined using either discounted cash flow analyses based on internal financial forecasts or, if available, market-based valuation multiples for comparable businesses.  No impairment was identified as a result of the annual testing performed during 2007.  In the second quarter 2008, as a result of the substantial drop in many peer bank valuations and the general deterioration of market conditions affecting banks, the Company reevaluated its goodwill valuations and found that no events or circumstances occurred during the period that would more likely than not reduce the fair value of a reporting unit below its carrying value.  In the fourth quarter 2008, the Company will perform its annual goodwill impairment tests.

Goodwill was adjusted during the second quarter 2008 to correct an accounting error made in connection with the acquisition of Lodestar by The PrivateBank – Chicago in December 2002.  At the time of the acquisition, the Company did not properly record a liability and offsetting entries to goodwill and client relationship intangibles for the value of certain contractual "put" rights related to the minority interest owned by the principals of Lodestar.  As a result of the error, goodwill and client deposit intangibles were understated by $1.7 million and $514,000, respectively.

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

Income Taxes

The Company is subject to the federal income tax laws of the United States and the tax laws of the states and other jurisdictions where it conducts business. Due to the complexity of these laws, taxpayers and the taxing authorities may subject these laws to different interpretations. Management must make conclusions and estimates about the application of these innately intricate laws, related regulations, and case law.  When preparing the Company’s tax returns, management attempts to make reasonable interpretations of the tax laws.  Taxing authorities have the ability to challenge management’s analysis of the tax law or any reinterpretation management makes in its ongoing assessment of facts and the developing case law.  Management assesses the reasonableness of its effective tax rate quarterly based on its current estimate of net income and the applicable taxes expected for the full year. On a quarterly basis, management also reviews circumstances and developments in tax law affecting the reasonableness of deferred tax assets and liabilities and reserves for contingent tax liabilities.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS
 ENDED JUNE 30, 2008 AND 2007

 The profitability of our operations depends on our net interest income, provision for loan losses, non-interest income, and non-interest expense. Net interest income is dependent on the amount of, and yields we are able to earn on, interest-earning assets, such as loans, as compared to the amount of, and rates we are required to pay on, interest-bearing liabilities, such as deposits. Net interest income is sensitive to changes in market rates of interest as well as to the execution of our asset/liability management strategy. The provision for loan losses is affected by changes in the loan portfolio, including loan growth, management’s assessment of the collectability of the loan portfolio, historical loss experience, as well as economic and market factors.  Non-interest income consists primarily of fee revenue generated by The PrivateWealth Group, capital markets products income, treasury management income, mortgage banking income, earnings on bank-owned life insurance and fees for ancillary banking services.  Net securities gains/losses are also included in non-interest income.

 Net Income

The Company reported a net loss for the second quarter 2008 of $13.3 million, or $0.48 per diluted share, compared to net income of $8.8 million, or $0.40 per diluted share, for the second quarter 2007. For the six months ended June 30, 2008 the Company reported a net loss of $22.2 million, or $0.82 per diluted share, compared to net income of $17.8 million, or $0.81 per diluted share, for the prior year period. The net loss was primarily attributed to expenses associated with the implementation of our previously announced Strategic Growth Plan, an increase in our provision for loan losses, and a charge associated with the correction of a prior-period accounting error.

 Net Interest Income

Net interest income was $43.1 million for the three months ended June 30, 2008, compared to $32.1 million in the prior year quarter, an increase of 34%, primarily attributable to a significant increase in loan volume.  Net interest income is affected by both the volume of assets and liabilities recorded during the period and the corresponding rates earned and paid on those balance sheet accounts.  Net interest income increased over the prior year period primarily due to a larger base of assets earning interest, which more than offset the net interest margin compression during the quarter. Average earning assets at June 30, 2008 were $6.4 billion compared to $4.1 billion at June 30, 2007, an increase of 55%.  Given the strong growth in earning assets during the second quarter 2008, we expect growth in net interest income will continue during the third quarter 2008.

Our net interest margin on a tax equivalent basis was 2.75% for the three months ended June 30, 2008 compared to 3.19% for the prior year quarter, a decrease of 44 basis points.  Earning assets yielded 5.81% in the second quarter 2008 compared to 7.53% in the second quarter 2007, a decrease of 172 basis points.  Our cost of funds was 3.44% during the second quarter 2008 compared to 4.77% during the second quarter 2007, a decrease of 133 basis points.  Non-interest bearing funds, which represent non-interest bearing sources of funds that are able to be deployed in interest bearing assets, positively impacted net interest margin by 0.38% for the three months ended June 30, 2008 compared to 0.43% in the prior year quarter.

A large portion of our funding is sensitive to movements in the federal funds rate through our prime rate of interest and in the short end of the LIBOR yield curve, as a large majority of our loan portfolio is effectively priced off the prime rate and LIBOR.  Our net interest margin declined during 2008 due to continued decreases in the prime and LIBOR rates of interest and loans repricing more quickly than deposits; over the twelve month period from June 30, 2007 to June 30, 2008, the prime rate decreased 325 basis points and average 3-month LIBOR decreased 257 basis points.  The cost of available funding sources used to support our loan growth further negatively impacted our margin in 2008; we issued $143.8 million of 10% trust preferred securities during the quarter and continued to rely on relatively more expensive brokered deposits as a funding source for a portion of our balance sheet growth.  If the Federal Reserve continues to lower rates, we expect additional pressure on our net interest margin.

Additionally, our net interest margin was negatively impacted by the increase in non-performing assets during the quarter, which grew to $73.1 million at June 30, 2008 from $65.9 million at March 31, 2008 and $48.3 million at December 31, 2007.  During the second quarter 2008, the Company reversed approximately $666,000 in accrued interest income due to loans which became non-performing.  The interest reversal during the quarter accounted for four basis points of margin compression.

Net interest income was $79.4 million for the six months ended June 30, 2008, compared to $64.1 million for the same period in 2007, an increase of 24%. Net interest margin on a tax equivalent basis was 2.80% for the six months ended June 30, 2008, compared to 3.23% in the prior year period, a decrease of 43 basis points.

The following tables present a summary of our net interest income, related net interest margin, and average balance sheet calculated on a tax equivalent basis (dollars in thousands):

	Three Months Ended June 30,
	2008			2007
	Average Balance(1)	Interest	Rate	Average Balance(1)	Interest	Rate
Fed funds sold and interest bearing deposits	$22,221	$207	2.74%	$14,670	$239	5.15%
Tax-exempt municipal securities	190,236	3,173	6.67%	198,166	3,416	6.89%
US Government Agencies, MBS and CMOs	415,797	5,176	4.98%	265,139	3,428	5.17%
Taxable municipal securities	3,816	75	7.91%	3,810	72	7.53%
FHLB stock	9,207	105	4.52%	5,656	80	5.24%
Other securities	11,279	100	3.55%	4,148	14	1.92%
Taxable securities and investments	440,099	5,456	4.96%	278,753	3,594	5.16%
Commercial and Industrial, Construction and Commercial Real Estate Loans	5,022,839	74,410	5.91%	3,056,057	60,650	7.91%
Residential Real Estate Loans	303,503	4,475	5.79%	254,303	3,705	5.69%
Private Client Loans	410,156	5,346	5.23%	321,532	6,377	7.96%
Total Loans(2)	5,736,498	84,231	5.85%	3,631,892	70,732	7.76%
Total earning assets	$6,389,054	$93,067	5.81%	$4,123,481	$77,981	7.53%
Allowance for Loan Losses	(69,492)			(39,304)
Cash and Due from Banks	59,550			68,293
Other Assets	312,571			234,505
Total Average Assets	$6,691,683			$4,386,975

Interest Bearing Demand accounts	$170,134	$425	1.00%	$147,590	$437	1.19%
Regular Savings Accounts	14,778	58	1.56%	13,450	72	2.14%
Money Market Accounts	1,927,357	11,245	2.33%	1,469,677	16,595	4.52%
Time Deposits	1,417,049	13,721	3.89%	1,038,222	13,441	5.19%
Brokered Deposits	1,543,714	16,229	4.22%	597,618	7,796	5.23%
Total Deposits	5,073,032	41,678	3.29%	3,266,557	38,341	4.70%
FHLB advances	162,654	1,561	3.84%	92,981	1,081	4.65%
Other borrowings	288,761	2,962	3.95%	290,010	3,791	5.04%
Junior Subordinated deferrable interest debentures held by trusts that issued guaranteed capital debt securities	164,224	2,758	6.64%	101,033	1,585	6.20%
Total interest-bearing liabilities	$5,688,671	$48,959	3.44%	$3,750,581	$44,798	4.77%
Non-Interest Bearing Deposits	409,254			302,941
Other Liabilities	54,677			32,379
Stockholders' Equity	539,081			301,074
Total Average Liabilities & Stockholders' Equity	$6,691,683			$4,386,975
Tax equivalent net interest income(3)		$44,108			$33,183
Net interest spread(4)			2.37%			2.76%
Effect of non interest bearing funds			0.38%			0.43%
Net interest margin(3)(5)			2.75%			3.19%

	Six Months Ended June 30,
	2008			2007
	Average Balance(1)	Interest	Rate	Average Balance(1)	Interest	Rate
Fed funds sold and interest bearing deposits	$23,313	$453	3.07%	$19,423	$477	4.25%
Tax-exempt municipal securities	190,164	6,442	6.78%	198,471	6,837	6.89%
US Government Agencies, MBS and CMOs	366,870	9,178	5.00%	267,602	6,810	5.09%
Taxable municipal securities	3,803	146	7.73%	3,810	142	7.53%
FHLB stock	8,625	189	4.39%	5,543	153	5.17%
Other securities	12,091	229	3.78%	3,982	78	2.00%
Taxable securities and investments	391,389	9,742	4.98%	280,937	7,183	5.08%
Commercial and Industrial, Construction and Commercial Real Estate Loans	4,469,699	140,210	6.25%	3,003,065	119,142	7.95%
Residential Real Estate Loans	292,287	8,788	5.91%	257,444	7,756	5.84%
Private Client Loans	398,376	11,346	5.71%	321,691	12,720	7.97%
Total Loans(2)	5,160,362	160,344	6.19%	3,582,200	139,618	7.80%
Total earning assets	$5,765,228	176,981	6.11%	$4,081,031	$154,115	7.55%
Allowance for Loan Losses	(59,261)			(38,733)
Cash and Due from Banks	69,693			62,928
Other Assets	289,084			229,474
Total Average Assets	$6,064,744			$4,334,700

Interest Bearing Demand accounts	$161,328	$847	1.05%	$143,720	$1,033	1.17%
Regular Savings Accounts	14,482	117	1.62%	13,525	115	2.14%
Money Market Accounts	1,755,234	24,407	2.78%	1,504,360	33,614	4.53%
Time Deposits	1,345,240	28,265	4.21%	1,021,446	26,096	5.15%
Brokered Deposits	1,274,713	28,043	4.41%	575,263	14,918	5.23%
Total Deposits	4,550,997	81,679	3.60%	3,258,314	75,776	4.69%
FHLB advances	151,554	1,595	4.07%	92,484	2,162	4.62%
Other borrowings	286,392	7,924	4.33%	263,105	6,794	5.07%
Junior Subordinated deferrable interest debentures held by trusts that issued guaranteed capital debt securities	132,629	4,330	6.46%	101,033	3,152	6.11%
Total interest-bearing liabilities	$5,121,572	95,528	3.72%	$3,714,936	87,884	4.75%
Non-Interest Bearing Deposits	380,105			290,848
Other Liabilities	65,301			30,235
Stockholders' Equity	497,766			298,681
Total Average Liabilities & Stockholders' Equity	$6,064,744			$4,334,700
Tax equivalent net interest income(3)		$81,453			$66,231
Net interest spread(4)			2.39%			2.80%
Effect of non interest bearing funds			0.41%			0.43%
Net interest margin(3)(5)			2.80%			3.23%

(1)	Average balances were generally computed using daily balances.
(2)
Non-accrual loans are included in the average balances and the average annualized interest foregone on these loans was approximately $3.1 million for the quarter ended June 30, 2008 compared to approximately $990,000 in the prior year quarter.  The average annualized interest foregone on these loans was approximately $3.0 million for the six months ended June 30, 2008 compared to approximately $712,000 in the prior year period.

(3)	Reconciliation of current quarter net interest income to prior year quarter net interest income on a tax equivalent basis:

	Three months ended June 30,
	2008	2007
Net interest income	$43,116	$32,111
Tax equivalent adjustment to net interest income	992	1,072
Net interest income, tax equivalent basis	$44,108	$33,183

	Six months ended June 30,
	2008	2007
Net interest income	$79,436	$64,086
Tax equivalent adjustment to net interest income	2,017	2,145
Net interest income, tax equivalent basis	$81,453	$66,231
(4)	Yield on average interest-earning assets less rate on average interest-bearing liabilities.
(5)	Net interest income, on a tax-equivalent basis, divided by average interest-earning assets.
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

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007
	Change due to rate	Change due to volume	Change due to mix	Total change
	(in thousands)
Interest income/expense from:
Fed funds sold and other short-term investments	$(88)	$97	$(41)	$(32)
Investment securities (taxable)	(138)	2,075	(75)	1,862
Investment securities (non-taxable)(1)	(110)	(136)	3	(243)
Loans, net of unearned discount	(17,231)	40,703	(9,973)	13,499
Total tax equivalent interest income(1)	(17,567)	42,739	(10,086)	15,086
Interest-bearing deposits	(11,494)	21,177	(6,346)	3,337
Funds borrowed	(987)	843	(205)	(349)
Junior subordinated deferrable interest debentures held by trusts that issued guaranteed capital debt securities	(697)	86,428	(84,558)	1,173
Total interest expense	(13,178)	108,448	(91,109)	4,161
Net tax equivalent interest income(1)	$(4,389)	$(65,709)	$81,023	$10,925
Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007
	Change due to rate	Change due to volume	Change due to mix	Total change
	(in thousands)
Interest income/expense from:
Fed funds sold and other short-term investments	$(114)	$83	$7	$(24)
Investment securities (taxable)	(144)	2,798	(95)	2,559
Investment securities (non-taxable)(1)	(113)	(285)	3	(395)
Loans, net of unearned discount	(30,146)	84,899	(34,027)	20,726
Total tax equivalent interest income(1)	(30,517)	87,495	(34,112)	22,866
Interest-bearing deposits	(5,729)	(69,454)	81,086	5,903
Funds borrowed	7,525	-	(6,962)	563
Junior subordinated deferrable interest debentures held by trusts that issued guaranteed capital debt securities	(3,079)	(1,089)	5,346	1,178
Total interest expense	(1,283)	(70,543)	79,470	7,644
Net tax equivalent interest income(1)	$(29,234)	$158,038	$(113,582)	$15,222

(1)
Interest income on tax-advantaged investment securities reflects a tax equivalent adjustment based on a marginal federal corporate tax rate of 35% for 2008 and 2007.  The total tax equivalent adjustment reflected in the above table was $992,000 and $1.1 million for the three months ended June 30, 2008 and 2007, respectively. The total tax equivalent adjustment reflected in the above table was $2.0 million and $2.1 million for the six months ended June 30, 2008 and 2007, respectively.

Provision for Loan Losses

We provide for an adequate allowance for loan losses that are probable and reasonably estimable in the portfolio. The provision for loan losses reflects management’s assessment of the inherent losses in the loan portfolio. Our allowance for probable loan losses is reassessed monthly to determine the appropriate level of the reserve.  Our analysis is influenced by the following factors: assessment of the credit risk of the loans in the portfolio, impaired loans, evaluation of current economic conditions in the regional market areas, trends in asset quality, delinquent loans, actual charge-offs and recoveries during the period, industry loss averages, historical loss experience, loan portfolio concentrations and loan growth.  A discussion of the allowance for loan losses and the factors on which provisions are based begins on page 38.

During the second quarter 2008, the provision for loan losses increased to $23.0 million compared to $3.0 million in the second quarter 2007 due to the substantial loan growth the Company continues to experience, as well as an increase in non-performing assets, current market conditions, and loans charged off during the quarter. Net charge-offs for the three months ended June 30, 2008 were $6.0 million, or an annualized rate of 0.42% of average total loans, compared to charge-offs of $571,000, or an annualized rate of 0.06% of average total loans, for the comparable period in 2007. For the six months ended June 30, 2008, the provision for loan losses increased to $40.2 million compared to $4.4 million in the prior year period.

 Non-interest Income

The following table presents the breakdown of non-interest income for the periods presented and the variance between periods:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2008	2007	Variance	2008	2007	Variance
The PrivateWealth Group fee revenue	$4,350	$4,024	8%	$8,769	$7,850	12%
Mortgage banking income	997	1,229	(19)%	2,527	2,543	(1)%
Banking and other services	1,119	1,251	(11)%	1,866	1,812	3%
Capital markets products income	1,959	--	--%	2,349	--	--%
Treasury management services	279	125	123%	463	295	57%
Bank owned life insurance	437	427	2%	869	822	6%
Securities gains (losses)	286	(97)	395%	1,100	(18)	6,211%
Total non-interest income	$9,427	$6,959	35%	$17,943	$13,304	35%

Non-interest income was $9.4 million for the three months ended June 30, 2008 compared to $7.0 million for the prior year period, reflecting an increase of 35%. Of the $2.5 million increase in non-interest income, approximately 85% was due to an increase in fee income generated on new products and services to clients, including capital markets products and treasury management services.  One of the goals of our Strategic Growth Plan is to diversify our non-interest income by generating new sources of fee income through the offering of new products and services.  Over the last three quarters, the Company has enhanced or introduced a variety of new products and services including capital markets products, lockbox, control disbursement, virtual vault, interest-rate swaps, and foreign exchange services.

Non-interest income was $17.9 million for the six months ended June 30, 2008, compared to $13.3 million for the prior year period, an increase of 35%. Of the $4.6 million increase in non-interest income, approximately 54% was due to increases in capital markets products and treasury management services. Approximately 24% of the increase in non-interest income for six months ending June 30, 2008 compared to the prior year period is due to securities gains.

The PrivateWealth Group fee revenue was $4.4 million for the three months ended June 30, 2008, an increase of 8% from $4.0 million in the prior year period.  The PrivateWealth Group fee revenue increased 12% to $8.8 million for the six months ended June 30, 2008, compared to $7.9 million for the first six months of the prior year. The PrivateWealth Group assets under management increased 6% to $3.3 billion at June 30, 2008 compared to $3.1 billion at June 30, 2007 and decreased 2% from $3.4 billion at December 31, 2007.  Volatility in the capital markets and a general market downturn in the 2008 period encumbered growth in assets under management and revenue.

Reflecting the slow residential mortgage market, mortgage banking fee income decreased 19% for the second quarter 2008 to $997,000, compared to $1.2 million for the second quarter 2007.  For the six months ended June 30, 2008 and June 30, 2007, mortgage banking income remained relatively unchanged at $2.5 million.

Banking and other services income decreased for the second quarter 2008 to $1.1 million from $1.3 million in the prior year quarter mainly because the second quarter 2007 included $646,000 of insurance proceeds the Company received during that quarter covering a portion of losses the Company incurred in the fourth quarter 2006 as a result of a previously disclosed employee fraud.  For the six months ended June 30, 2008, banking and other services income increased slightly to $1.9 million from the prior year period.

Capital markets product income was $2.0 million for the three months ended June 30, 2008. We launched the capital markets group late in the first quarter of 2008 to assist middle-market clients with hedging interest rates, foreign currency fluctuation and commodity pricing risks.  Capital markets product income for the six months ending June 30, 2008 was $2.3 million.

Treasury management services income increased 123% to $279,000 for the second quarter 2008 in comparison to $125,000 for the prior year quarter. For the six months ended June 30, 2008, treasury management services generated income of $463,000 in comparison to $295,000 in the prior year period.

During the second quarter 2008, bank owned life insurance (BOLI) revenue increased 2% compared to the prior year quarter.  Income recognized on this product includes policies covering certain higher-level employees who are deemed to be significant contributors to the Company. For the six months ended June 30, 2008, BOLI increased 6% in comparison to the prior year period. The cash surrender value of BOLI at June 30, 2008 was $45.0 million, compared to $44.2 million at December 31, 2007.

Securities gains were $286,000 for the three months ended June 30, 2008 compared to a loss of $97,000 in the prior year period. For the six months ended June 30, 2008, securities gains were $1.1 million compared to a loss of $18,000 in the prior year period. The increase from both prior year periods was due to gains realized in selective repositioning of the investment portfolio.  Please refer to Note 5 to the financial statements for additional information on our securities portfolio.

Non-interest Expense

The following table presents the breakdown of non-interest expense for the periods presented and the variance between periods:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2008	2007	Variance	2008	2007	Variance
	(in thousands)			(in thousands)
Salaries and employee benefits	$31,817	$12,734	150%	$59,566	$26,463	125%
Occupancy	4,338	3,160	37%	8,183	5,950	38%
Professional fees	5,005	1,610	211%	7,316	3,325	120%
Investment manager expenses	812	868	(7)%	1,780	1,650	8%
Marketing	2,700	1,330	103%	5,528	2,619	111%
Data processing	1,168	984	19%	2,388	1,885	27%
Postage, telephone and delivery	546	412	32%	1,087	815	33%
Office supplies and printing	371	251	48%	721	501	44%
Amortization of intangibles	422	242	8%	656	485	35%
Insurance	1,627	363	348%	2,497	714	250%
Other expense	2,401	1,356	77%	4,417	2,268	95%
Total non-interest expense	$51,207	$23,310	120%	$94,139	$46,675	102%

Non-interest expense was $51.2 million in the second quarter 2008, compared with $42.9 million in the first quarter 2008, an increase of 19%, and $23.3 million in the second quarter 2007, an increase of 120%.  The increase from a year ago is reflective of significant increases in professional fees and deposit insurance as well as the ongoing increased compensation, marketing and occupancy expenses related to the investment in the Strategic Growth Plan. Non-interest expense for the six months ended June 30, 2008 was $94.1 million, an increase of 102% from $46.7 million for the same period in the prior year.

Salaries and benefits expense increased 150% to $31.8 million in the second quarter from $12.7 million in the second quarter 2007. The majority of the remaining increase in salaries and benefits expense is a result of the implementation of the Plan, including the hiring of 25 new managing directors, and an increase in the non-cash cost of options and restricted stock awards.  For the six months ended June 30, 2008, salaries and benefits expense increased 125% to $59.6 million compared to $26.5 million in the prior year period as we continue hire commercial bankers and other professionals to support the Plan.

The significant increase in salaries and benefit expenses in the 2008 periods over the 2007 periods is the result of the significant number of new employees the Company hired in implementing the Plan and the compensation used to recruit these individuals to join the Compay including base salary, sign-on bonuses, annual bonus opportunities and equity awards.  Full-time equivalent employees increased 42% to 712 at the end of the second quarter 2008, from 503 at the end of the second quarter 2007.   During the second quarter 2008, sign-on bonus payments to newly hired employees were $1.6 million compared to $3.7 million in the first quarter 2008 and $13.7 million in the fourth quarter 2007.

The transformation awards outstanding, which were granted by the Company from the time the Plan was announced and through June 30, 2008, had a value of approximately $81.5 million at June 30, 2008 compared to approximately $50.0 million at December 31, 2007.  The cost of these awards, based on their grant-date value, will be expensed over the five-year period ending December 31, 2012.  Compensation costs associated with these awards totaled $3.7 million for the second quarter 2008 compared to $2.2 million for the first quarter 2008. Total equity award expense, including transformation awards, was $6.7 million in the second quarter 2008, compared to $2.8 million in the first quarter 2008, and $2.0 million in the second quarter 2007. Approximately $1.3 million of the increase during the quarter is associated with expense recognized during the quarter to correct the Lodestar accounting error explained in Note 13 to the financial statements.  Non-interest expense in the second quarter of 2008 also includes the accrual of a pro rata portion of the Company’s current estimate of aggregate annual cash bonus incentive compensation for 2008 which may be awarded based on performance that the Company believes is indicative of the Company’s progress toward achieving long-term success under the Plan.  As the significant portion of our hiring and the granting of transformation equity grants related to the Plan is completed, we expect the pace of growth in salaries and benefits expense to moderate in the coming quarters.

Professional fees, which include fees paid for legal, accounting, information systems and other consulting services, increased 211% to $5.0 million for the second quarter 2008, from $1.6 million in the prior year quarter.  For the six months ended June 30, 2008, professional fees were $7.3 million compared to $3.3 million in the prior year period.  The increase is primarily due to higher legal and consulting fees to support various strategic initiatives including the rapid expansion of products and service offerings, hiring of key personnel and increased fees paid for external and internal audit services. The Company expects professional fees will be reduced in the third quarter 2008 as internal staff assumes more responsibility for matters previously outsourced.

For the three months ended June 30, 2008, marketing expenses increased 103% over the prior year period to $2.7 million. For the six months ended June 30, 2008, marketing expenses increased to $5.5 million compared to $2.6 million in the prior year period. The increase in marketing expense reflects an increase in marketing initiatives for client development pursuant to the Plan, website upgrading, charitable contributions and overall growth in the Company’s business development activities.

The 37% increase in occupancy expense in the second quarter 2008 compared to the second quarter 2007 is due to the expansion and improvement of several of our existing offices, leasing new office space and an increase in common area maintenance charges at our headquarters location. For the six months ended June 30 2008, occupancy expense increased to $8.2 million compared to $6.0 million in the prior year period. Since June 30, 2007, we have opened offices in Minneapolis, Cleveland, Des Moines and Denver as well as leased additional space in downtown Chicago.  During the second quarter 2008, we signed a definitive lease agreement to move our headquarters location to 120 S. LaSalle Street in Chicago during the first quarter 2009.  We will continue to maintain our offices at our current downtown Chicago location at 70 W. Madison.

Insurance expense increased 348% to $1.6 million for the three months ended June 30, 2008 from $363,000 in the prior year period. For the six months ended June 30, 2008, insurance expense increased 250% to $2.5 million from $714,000 in the prior year period. The increase in insurance expense is primarily due to an increase in FDIC insurance caused by increased rates and a substantial increase in deposit balances.

Data processing costs, which include fees paid for information technology services and support, increased 19% during the second quarter 2008 compared to the second quarter 2007 due to investments in technology Company-wide, the enhancements in document retention methods, support for facility relocations and upgrading. Data processing costs increased 27% for the six months ended June 30, 2008.

For the three months ended June 30, 2008, investment manager expenses, which are fees paid to third party investment managers decreased 7% over the prior year period. For the six months ended June 30, 2008, investment manager fees increased 8% over the prior year.

Approximately $822,000 and $1.6 million of the other expense category for the three and six months ended June 30, 2008, respectively, includes operating expenses and disposition costs related to the resolution of OREO property.

The efficiency ratio (on a tax-equivalent basis), which measures the percentage of revenue that is expended as non-interest expense, was 95.7% in the second quarter 2008, up from 58.1% in the prior year second quarter.  On a tax-equivalent basis, this ratio indicates that in the second quarter 2008, we spent 95.7 cents to generate each dollar of revenue while in the second quarter 2007 we spent 58.1 cents.

The Company is enhancing disciplines in its expense management and expects to gain increased operating leverage going forward as we continue to grow our revenue.  Excluding the accounting error adjustment in the second quarter 2008, we achieved a very modest amount of operating leverage in the second quarter.  Our goal is to achieve more substantial operating leverage in the coming quarters.

Minority Interest Expense

In April 2008, the Company amended its agreement with the principals of Lodestar and effectively reduced its controlling interest in Lodestar to 75.35% from 80%.  The Company granted a form of restricted stock of an approximately 5% controlling interest in Lodestar to one of the key principals of Lodestar in recognition of the principal’s contributions and the substantial amount of new business this principal has generated over the past few years.  The Company has made a loan to this principal to acquire the 5% interest.  Contingent on the continued employment of this principal, the Company will forgive the repayment of principal and interest on this loan over a four-year period.  For the quarters ended June 30, 2008 and 2007, we recorded $101,000 and $95,000 of minority interest expense, respectively.

Income Taxes

The following table shows the Company’s income before income taxes, applicable income taxes and effective tax rate for the six months ended June 30, 2008 and 2007, respectively (in thousands):
	Six months ended June 30,
	2008	2007
Income before taxes	$(37,086)	$26,166
Income tax provision	(14,858)	8,379
Effective tax rate	40.1%	32.0%

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

Banking

The profitability of the Banking segment is primarily dependent on net interest income, provision for loan losses, non-interest income and non-interest expense.  Net income for the Banking segment for the quarter ended June 30, 2008 decreased 126% to a net loss of $3.3 million from net income of $12.8 million for the year earlier period.  For the six months ended June 30, 2008, the Banking segment reported a net loss of $6.4 million, compared to net income of $25.8 million in the prior year period.  The decrease in net income for the Banking segment resulted primarily from expenses associated with the implementation of our Strategic Growth Plan, including significant compensation-related expense and other non-interest expenses as well as higher provision for loan losses. Net interest income for the Banking segment for the quarter ended June 30, 2008 increased to $48.2 million from $35.7 million in the prior year period.  Total loans for the Banking segment increased by 54% to $6.4 billion at June 30, 2008 as compared to $4.2 billion at December 31, 2007.  The majority of the loan growth for the period occurred in the commercial and commercial real estate categories, which grew by 177% and 36%, respectively. Total deposits increased by 61% to $6.4 billion at June 30, 2008 from $4.0 billion at December 31, 2007.  Growth in other time deposits, interest bearing demand deposits and money market accounts accounted for the majority of the client deposit growth.  CDARs™ deposits, which are included in brokered deposits and is a deposit services arrangement that achieves FDIC deposit insurance for jumbo deposit relationships, increased by $380.4 million from December 31, 2007.

The PrivateWealth Group

The PrivateWealth Group fee revenue was $4.4 million for the three months ended June 30, 2008, an increase of 8% from $4.0 million from the prior year period.  The PrivateWealth Group fee revenue increased 12% to $8.8 million for the six months ended June 30, 2008, compared to $7.9 million for the first six months of the prior year. The PrivateWealth Group assets under management, which include assets under management, assets supervised and assets in accounts receiving services or products from LPL, increased 6% to $3.3 billion at June 30, 2008 compared to $3.1 billion at June 30, 2007 and decreased 2% from $3.4 million at December 31, 2007.

For a number of our wealth management relationships, we utilize third-party investment managers and these fees are included in investment manager expenses.  Investment manager expenses decreased to $812,000 for the three months ended June 30, 2008, compared to $868,000 for same period in 2007.  Of our third-party investment managers, none individually managed more than 5% of total wealth management assets under management as of June 30, 2008.

Holding Company

Holding Company activities consist of parent company only matters. The Holding Company’s most significant assets are its net investments in its five banking subsidiaries, The PrivateBank – Chicago, The PrivateBank - St. Louis (which includes The PrivateBank – Kansas City), The PrivateBank – Michigan, The PrivateBank – Wisconsin, The PrivateBank – Georgia, and our mortgage banking subsidiary, The PrivateBank Mortgage Company.  Holding Company activities are reflected primarily by interest expense on borrowings and operating expenses of the parent company. Recurring Holding Company operating expenses consist primarily of compensation (amortization of restricted stock and stock awards and stock option expense) and professional fees.  The Holding Company segment reported a net loss of $10.1 million for the quarter ended June 30, 2008, compared to a net loss of $4.3 million for the same period in 2007.  For the six months ended June 30, 2008, the Holding Company segment reported a net loss of $16.1 million, compared to a net loss of $8.4 million for the same period in 2007.  The increase in net loss year over year is primarily due to an increase in non-interest expenses, primarily related to compensation expense associated with share-based payment expense, professional fees and marketing expenses.

FINANCIAL CONDITION

 Total Assets

Total assets increased to $7.5 billion at June 30, 2008, an increase of 50% from $5.0 billion at December 31, 2007.  Asset growth from December 31, 2007 was due to loan growth of 54% during the period.  Loan growth was funded primarily with brokered deposits and secondarily by client deposits, which grew 33% from December 31, 2007.

Loans

Total gross loans increased to $6.4 billion at June 30, 2008, an increase of approximately 54%, from $4.2 billion at December 31, 2007.  Company-wide, the loan growth since December 31, 2007 has occurred in all categories, but primarily in the commercial and commercial real estate categories.  Our Strategic Growth Plan is driving our loan growth and our loan pipeline remains strong. Accordingly, we anticipate approximately $1.0 billion in loan growth per quarter for the next two quarters.

The following table sets forth the composition of our loan portfolio, net of unearned discount, by category (in thousands) at the following dates:

	June 30, 2008	Percentage of total loans	December 31, 2007	Percentage of total loans	Variance between periods
Commercial and industrial	$2,292,960	35%	$827,837	20%	177%
Owner occupied CRE	451,455	7%	483,920	12%	(7)%
Total commercial	$2,744,415	42%	$1,311,757	32%	109%
Commercial real estate	1,838,301	29%	1,386,275	33%	33%
Commercial real estate - multi-family	349,220	5%	217,884	5%	60%
Total CRE	$2,187,521	34%	$1,604,159	38%	36%
Construction	705,503	11%	613,468	15%	15%
Private client (1)	296,458	5%	247,462	6%	20%
Residential real estate	318,358	5%	265,466	6%	20%
Home equity	164,771	3%	135,483	3%	22%
Total loans	$6,417,026	100%	$4,177,795	100%	54%

(1)	Includes personal, auto, watercraft, and overdraft lines of credit.

The following table sets forth the composition of our construction and commercial real estate loan portfolio, net of unearned discount, by property type and collateral location at June 30, 2008 and December 31, 2007.  Construction loans totaled $705.5 million and commercial real estate loans totaled $2.2 billion at June 30, 2008.

	Collateral Location at June 30, 2008						Loan Type
Loan Type	IL	MO	MI	WI	GA	Other	as a % of total
Construction:
Residential 1-4 Family	4.5%	1.0%	0.6%	0.1%	2.4%	0.3%	8.9%
Multi-Family	0.6%	0.4%	0.0%	0.0%	0.0%	0.1%	1.1%
Other	6.0%	1.0%	0.6%	0.6%	0.4%	2.8%	11.4%
Total Construction	11.1%	2.4%	1.2%	0.7%	2.8%	3.2%	21.4%
Commercial Real Estate:
Health Care	4.2%	0.0%	0.0%	0.0%	0.0%	6.3%	10.5%
Land Development	9.8%	1.4%	0.4%	0.5%	0.2%	3.0%	15.3%
Residential 1-4 Family	3.0%	0.6%	0.6%	0.4%	0.0%	2.0%	6.6%
Multi-Family	5.8%	1.3%	0.5%	0.3%	1.1%	1.2%	10.2%
Office	5.2%	2.2%	1.1%	0.5%	1.1%	1.9%	12.0%
Warehouse	4.0%	0.2%	1.5%	0.0%	0.5%	0.9%	7.1%
Mixed Use	2.6%	0.8%	0.4%	0.1%	0.0%	0.2%	4.0%
Retail	3.1%	0.3%	2.8%	0.2%	0.7%	1.9%	9.0%
Other	1.9%	0.0%	0.6%	0.0%	0.4%	0.9%	3.9%
Total Commercial Real Estate	39.6%	6.8%	7.9%	2.0%	4.0%	18.3%	78.6%
Total Construction and Commercial Real Estate	50.7%	9.2%	9.1%	2.7%	6.8%	21.5%	100.0%

	Collateral Location at December 31, 2007						Loan Type
Loan Type	IL	MO	MI	WI	GA	Other	as a % of total
Construction:
Residential 1-4 Family	7.0%	1.9%	0.5%	0.2%	3.0%	0.4%	13.0%
Multi-Family	1.6%	0.2%	0.2%	0.1%	0.0%	0.1%	2.2%
Other	6.6%	0.9%	0.4%	1.1%	0.0%	1.5%	10.5%
Total Construction	15.2%	3.0%	1.1%	1.4%	3.0%	2.0%	25.7%
Commercial Real Estate:
Vacant Land	14.0%	2.1%	2.9%	0.5%	1.7%	1.6%	22.8%
Residential 1-4 Family	4.4%	0.9%	0.0%	0.4%	0.0%	1.4%	7.1%
Multi-Family	7.6%	0.7%	0.6%	0.4%	0.2%	0.1%	9.6%
Mixed Use	2.6%	1.1%	1.1%	0.1%	1.1%	0.2%	6.2%
Office	4.5%	1.1%	1.9%	0.4%	0.9%	1.0%	9.8%
Warehouse	5.4%	0.1%	0.7%	0.2%	0.5%	0.7%	7.6%
Retail	3.1%	0.2%	2.2%	0.4%	0.6%	0.6%	7.1%
Other	2.2%	0.1%	0.5%	0.0%	0.4%	0.9%	4.1%
Total Commercial Real Estate	43.8%	6.3%	9.9%	2.4%	5.4%	6.5%	74.3%
Total Construction and Commercial Real Estate	59.0%	9.3%	11.0%	3.8%	8.4%	8.5%	100.0%

We are closely monitoring exposure and sector performance of loans extended to finance residential development; either land developed for home sites or homes available for sale.  This sector performance has weakened from prior periods and is expected to remain weak into 2009, which has caused us to initiate a specific review process followed on all subject residential development loans.  On a monthly basis, a specific review is held with the assigned relationship team to update activity regarding residential developments financed.  We analyze and monitor sale activity, payment status, underlying valuation support and guarantor support (if available).  From this review process, risk ratings and loan classifications are validated.

Approximately $501.0 million, or 8%, of the Company’s total loan portfolio is in the residential development sector.  The sector exposure is nearly evenly split between land development and vertical constructions (homes, condominiums and townhouses).  Approximately 60% of these loans are on property located in the Chicago market, 18% in the Atlanta market, 11% in the St. Louis market, 10% in the Michigan market and 1% in the Milwaukee market.  A portion of our residential development loan exposure is supported with interest reserves, which are closely monitored for adequacy.  Where loans do not have an interest reserve or where the interest reserve is, or is about to be fully absorbed, the supplementary source of cash flow to support required payments is closely analyzed through our monthly reviews.

Allowance for Loan Losses

Loan quality is monitored by management and reviewed by the Board of Directors.  The amount of additions to the allowance for loan losses, which is charged to earnings through the provision for loan losses, is determined based on a variety of factors, including an assessment of the credit risk of the loans in the portfolio, impaired loans, evaluation of current economic conditions in the regional market areas, trends in asset quality, delinquent loans, actual charge-offs and recoveries during the period, industry loss averages, historical loss experience, loan portfolio concentrations, and loan growth.  The unallocated portion of the reserve involves the exercise of judgment by management and reflects various considerations, including management’s view that the reserve should have a margin that recognizes the imprecision inherent in the process of estimating credit losses.

During the second quarter 2008, the Company enhanced its allowance methodology.  Our previous methodology, adopted in the second quarter 2005, provided a loan loss reserve calculation based on each of the market area’s loan portfolios by loan type and by risk rating multiplied by the sum of historical loss and loss adjustment factors (i.e. reserve factors), specific reserves set aside for impaired loans to comprise an allocated reserve amount and the application of an unallocated percentage in recognition that there are other factors affecting the determination of probable losses inherent in the portfolio that are not necessarily captured in the allocation portion of the reserve.  At the market area level, the loan loss reserve calculations reflected differences between the market areas as a result of the composition and risk rating profile of each market area’s loan portfolio along with variance in the unallocated percentage.   The total of the historical loss and loss adjustment factors or reserve factors, however, were the same for all the market areas.

Beginning with the second quarter 2008, we enhanced the existing methodology with the institution of a market area specific reserve model that includes the quantification of external and internal factors impacting each one of our different market areas.  External factors include the national and regional economic, political and legal environment quantified by unemployment percentage, changes in housing starts, personal bankruptcy filings, non-farm job growth and mortgage delinquencies.  Internal factors include aggregate loan portfolio asset quality measures not directly reflected in individual loan risk ratings such as the weighted average risk rating and OREO percentage, the relative success of credit administration efforts measured by past due loan percentages, external loan review and bank examination results and internal asset quality review results as well as other factors including loan portfolio diversification, loan growth and staffing changes.

We maintain an allowance for loan losses sufficient to absorb credit losses inherent in our loan portfolio.  The allowance for loan losses represents our estimate of probable losses in the portfolio at each balance sheet date and is supported by available and relevant information.  The allowance contains provisions for probable losses that have been identified relating to specific borrowing relationships, as well as probable losses inherent in the loan portfolio.  Management’s application of the methodology for determining the allowance for loan losses resulted in an allowance for loan losses of $79.0 million at June 30, 2008 compared with $62.0 million at March 31, 2008 and $48.9 million at December 31, 2007.  The increase in the allowance for loan losses from December 31, 2007 reflects management’s judgment about the comprehensive risk of lending in our various markets and loan growth resulting from the execution of our Strategic Growth Plan.  We believe that the allowance for loan losses is adequate to provide for probable and reasonably estimable credit losses inherent in our loan portfolio.

The allowance for loan losses as a percentage of total loans was 1.23% at June 30, 2008, up from 1.17% at December 31, 2007.  Net charge-offs totaled $6.0 million for the quarter ended June 30, 2008 compared to $571,000 for the prior year quarter.  The provision for loan losses was $23.0 million for the three months ended June 30, 2008, versus $3.0 million in the prior year quarter.  The key factors in determining the level of provision is the composition of the types of loans in our portfolio, the risk ratings on these loans and internal and external trends impacting loan quality.

The following table shows our allocation of the allowance for loan losses by specific category at the dates shown.

	June 30, 2008		December 31, 2007
Allocation of the Allowance for Loan Losses	Amount	% of allowance to total allowance	Amount	% of allowance to total allowance
Allocated Inherent Reserve:	(dollars in thousands)
General Inherent Allocated Component
Commercial Loans	$26,809	34%	$8,375	17%
Commercial Real Estate Loans	26,676	34%	22,909	47%
Construction Loans	15,792	20%	9,966	20%
Personal Loans	2,863	4%	2,229	5%
Residential Real Estate Loans	542	1%	360	1%
Home Equity Loans	273	--%	202	--%
Specific Reserve	1,680	2%	2,964	6%
Total Allocated Inherent Reserve	74,635	95%	47,005	96%
Unallocated Inherent Reserve	4,386	5%	1,886	4%
Total Allowance for Loan Losses	$79,021	100%	$48,891	100%

We considered various qualitative and quantitative factors about the loan portfolio in determining the level of the allowance for loan losses.  Under our methodology, the allowance for loan losses is comprised of the following components:

Allocated Component of the Reserve

General Inherent Component of the Reserve

The general inherent allocated portion of the allowance for loan losses is based on loan type and allocated by loan risk within each loan type.  The Company assigns each of its loans a risk rating at the time of loan origination and either confirms or changes the risk rating at the time of subsequent reviews, loan renewals or upon default.  The loss allocations are based on a combination of a historical analysis of the Company’s losses and adjustment factors deemed relevant by management.  The adjustment factors also take into account banking industry-wide loss statistics.  Beginning with the second quarter 2008, the Company enhanced its existing methodology by instituting a market area specific reserve model that includes the quantification of external and internal factors impacting our various market areas.  External factors include the national and regional economic, political and legal environment quantified by unemployment percentage, changes in housing starts, personal bankruptcy filings, non-farm job growth and mortgage delinquencies.  Internal factors include aggregate loan portfolio asset quality measures not directly reflected in individual loan risk ratings such as the weighted average risk rating and OREO percentage, the relative success of credit administration efforts measured by past due loan percentages, external loan review and bank examination results and internal asset quality review results as well as other factors including loan portfolio diversification, loan growth and staffing changes.

The general inherent allocated component of the reserve increased by $29.0 million during 2008, from $44.0 million at December 31, 2007 to $73.0 million at June 30, 2008.  The increase in the general inherent allocated portion of the reserve reflects a combination of higher loan volumes in every category, particularly commercial loans, as well as an increase in adversely rated loans.

Specific Component of the Reserve

For loans where management deems either the amount or the timing of the repayment to be significantly impaired, there are specific reserve allocations established.  The specific reserve is based on a loan’s current value compared to the present value of its projected future cash flows, collateral value or market value, as is relevant for the particular loan pursuant to SFAS 114, “Accounting by Creditors for Impairment of a Loan.” At June 30, 2008, the specific component of the reserve decreased to $1.7 million from $3.0 million at December 31, 2007.

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

The unallocated inherent component of the reserve increased by $2.5 million for the first six months of 2008, from $1.9 million at December 31, 2007, to $4.4 million at June 30, 2008.  In management’s judgment, an increase in the unallocated inherent component of the reserve is warranted based upon weakening asset quality trends and continued softness evidenced in certain regional banking markets.

Non-performing Assets

The following table classifies our non-performing assets as of the dates shown:

	6/30/08	3/31/08	12/31/07	9/30/07	6/30/07
	(dollars in thousands)
Nonaccrual loans	$57,348	$46,517	$38,983	$25,657	$20,731
Loans past due 90 days or more and still accruing	1,180	23	53	3,294	5,844
Total non-performing loans	58,528	46,540	39,036	28,951	26,575
Other real estate owned (“OREO”)	14,579	19,346	9,265	7,044	4,683
Total non-performing assets	$73,107	$65,886	$48,301	$35,995	$31,258

Total nonaccrual loans to total loans	0.89%	0.91%	0.93%	0.69%	0.56%
Total non-performing loans to total loans	0.91%	0.91%	0.93%	0.77%	0.72%
Total non-performing assets to total assets	0.98%	1.10%	0.97%	0.80%	0.70%

Non-performing loans include nonaccrual loans and accruing loans that are 90 days or more delinquent.  Loans in this category include those with characteristics such as past maturity more than 90 days, those that have payments past due more than 90 days, those that have recent adverse operating cash flow or balance sheet trends, or loans that have general risk characteristics that management believes might jeopardize the future timely collection of principal and interest payments.

As a result of the continued weakening of the housing market and the deterioration of some residential real estate development loans, non-accrual loans were $57.3 million at June 30, 2008 as compared to $39.0 million at December 31, 2007 and $20.7 million at June 30, 2007.  Nonaccrual loans at June 30, 2008 are comprised of $21.9 million of loans at The PrivateBank – Chicago, $15.3 million of loans at The PrivateBank – Michigan, $13.5 million of loans at The PrivateBank – Georgia, and $6.6 million of loans at The PrivateBank – St. Louis.  The average annualized balance of total non-accrual loans was $48.2 million at June 30, 2008 compared to $18.7 million at December 31, 2007.  Annualized interest income foregone on non-accrual loans was approximately $3.0 million for the six months ended June 30, 2008 compared to $1.4 million for the entire year 2007.

Accruing loans delinquent over 90 days were $1.2 million at June 30, 2008 compared to $53,000 at December 31, 2007. Of the $58.5 million in non-performing loans, 38% are construction, 35% are commercial real estate loans, 20% are commercial and industrial loans, 4% are residential real estate loans, and the remaining 3% are personal loans.

Non-performing assets to total assets were 0.98% at June 30, 2008, compared to 0.97% at December 31, 2007 and 0.70% at June 30, 2007.  Of $73.1 million in total non-performing assets at June 30, 2008, 33% are located in the Chicago market, 27% are located in the Georgia market, 24% are located in the Michigan market, and 16% are in St. Louis.  Of total non-performing assets, 43% are construction, 36% are commercial real estate, 15% are commercial, and the remaining 6% are classified as residential real estate and personal.  Of the $73.1 million in non-performing assets at June 30, 2008, $49.1 million, or 67%, relate to residential development loans.

At June 30, 2008, the Company owned $14.6 million in OREO property compared to $9.3 million at December 31, 2007.  The OREO property at June 30, 2008 is comprised of $6.2 million of property held by The PrivateBank – Georgia, $4.7 million of property held by The PrivateBank – St. Louis, $2.4 million held by The PrivateBank – Chicago, and $1.3 million held by The PrivateBank – Michigan.   At June 30, 2008, 51% of OREO was comprised of 1-4 family residential properties, 19% vacant land zoned for residential development, 18% multi-family and mixed use properties, 8% commercial properties, and the remaining 4% was vacant land zoned for commercial development.  OREO is included in other assets on the balance sheet and we carry OREO at the fair value less estimated costs to sell the property.  For the quarter ended June 30, 2008, we expensed $822,000 associated with the disposition of OREO property.

Delinquent Loans

We monitor the performance of our loan portfolio through regular contact with our clients, continuous portfolio review and careful monitoring of delinquency reports and internal watch lists.  As the delinquent status of a loan may determine its risk rating, the allowance for loan losses may be directly affected by loans that are performing despite past-due status.  The following table classifies our performing delinquent loans as of the dates shown:

	6/30/2008	3/31/2008	12/31/2007	9/30/2007	6/30/2007
	(dollars in thousands)
Loans past due 30-59 days and still accruing by type:
Commercial	$5,196	$34,022	$8,981	$2,770	$2,306
Construction	5,136	26,304	32,411	9,227	8,368
Commercial Real Estate	6,083	39,802	29,590	18,967	8,599
Residential Real Estate	1,013	4,195	9,158	1,506	279
Personal and Home Equity	5,842	11,599	7,182	2,646	3,509
Total	$23,270	$115,922	$87,322	$35,116	$23,061
Loans past due 60-89 days and still accruing by type:
Commercial	$787	$6,718	$2,189	$609	$4,968
Construction	1,926	9,434	5996	2,991	--
Commercial Real Estate	2,199	7,463	4,776	2,266	2,810
Residential Real Estate	108	1,661	273	1,327	8
Personal and Home Equity	1,789	5,188	2,042	602	286
Total	$6,809	$30,464	$15,276	$7,795	$8,072

	6/30/2008	3/31/2008	12/31/2007	9/30/2007	6/30/2007
	(dollars in thousands)
Loans past due 30-59 days and still accruing by type:
Commercial	$5,983	$40,740	$11,170	$3,379	$7,274
Construction	7,062	35,738	38,407	12,218	8,368
Commercial Real Estate	8,282	47,265	34,366	21,233	11,409
Residential Real Estate	1,121	5,856	9,431	2,833	287
Personal and Home Equity	7,631	16,787	9,224	3,248	3,795
Total	$30,079	$146,386	$102,598	$42,911	$31,133
Loans past due 60-89 days and still accruing by type:
Commercial	0.22%	2.20%	0.85%	0.32%	0.75%
Construction	1.00%	5.75%	6.26%	2.08%	1.35%
Commercial Real Estate	0.38%	2.40%	2.14%	1.42%	0.74%
Residential Real Estate	0.35%	2.07%	3.55%	1.09%	0.12%
Personal and Home Equity	1.65%	4.05%	2.41%	0.92%	1.14%
Total	0.47%	2.85%	2.46%	1.15%	0.84%

Delinquencies (loans 30-89 days past due and still accruing) at June 30, 2008, improved to $30.1 million, or 0.47% of total loans, compared to $31.1 million in delinquencies, or 0.84% of total loans, at June 30, 2007, and $102.6 million, or 2.46% of total loans at December 31, 2007. This is a direct result of a disciplined focus on actively reducing delinquent accounts.  Despite this focus, no assurance can be given that delinquencies will continue to trend down and this is especially the case given the weakness in the residential development sector and the economy. To the extent delinquencies increase, it may affect the determination of the Company’s allowance for loan losses, and accordingly, the loan loss provision. The current period delinquencies were 0.89% of total loans in the St. Louis market, 0.68% of total loans in the Georgia market, 0.41% of total loans in the Michigan market and 0.40% of total loans in the Chicago market.  Of total loans by loan type, 1.65% of personal and home equity loans were delinquent, 1.00% of construction loans were delinquent, 0.38% of commercial real estate loans were delinquent, 0.35% of residential real estate loans were delinquent and 0.22% of commercial loans were delinquent.

 Deposits and Funds Borrowed

The following table presents the balances of deposits by category and each category as a percentage of total deposits at June 30, 2008 and December 31, 2007:

	June 30,		December 31,		Variance
	2008		2007		between
	Balance	% of Total	Balance	% of Total	periods
	(dollars in thousands)
Non-interest bearing demand	$548,710	9%	$299,043	8%	83%
Interest-bearing demand	164,541	3%	157,761	4%	4%
Savings	15,810	--%	12,309	1%	28%
Money market	2,071,119	33%	1,581,863	42%	31%
Brokered deposits	1,889,401	31%	542,470	14%	248%
Other time deposits	1,466,369	24%	1,167,692	31%	26%
Total deposits	$6,155,950	100%	$3,761,138	100%	64%

Given the acceleration in loan growth since inception of the Plan, the Company is focused on balancing growth in its loan portfolio with an emphasis on appropriate sources of funding, including gathering client deposits and other alternative funding sources.  Total deposits of $6.2 billion at June 30, 2008 represent an increase of $2.4 billion, as compared to total deposits of $3.8 billion at December 31, 2007, primarily due to an increase in brokered deposits, money market and other time deposits.  Client deposits, which represent total deposits less brokered deposits, were $4.3 billion at June 30, 2008, a 33% increase from $3.2 billion at December 31, 2007.

During the quarter, the Company facilitated its deposit growth by aggressively pursuing deposits from existing and new clients, increasing institutional and municipal deposits, expanding its business DDA account balances due to its enhanced treasury management services, and the continued implementation of the CDARs™ deposit program.  The CDARs™ reciprocal deposit program is a deposit services arrangement that achieves FDIC deposit insurance for jumbo deposit relationships, which is an attractive feature to many of our middle-market and private banking clients.  These deposits are classified as brokered deposits for regulatory deposit purposes; however, the source of the deposits is our existing and new client relationships and are, therefore, not traditional ‘brokered’ deposits.

We utilized brokered deposits as a source of funding for the substantial growth in our loan portfolio during the quarter.  Brokered deposits were $1.9 billion at June 30, 2008, up from $542.5 million at December 31, 2007.  Our brokered deposits to total deposits ratio was 31% at June 30, 2008 and 14% at December 31, 2007.  Brokered deposits at June 30, 2008 include $382.2 million in CDARs™ deposits. As the Company attracts new clients, loan volume tends to lead client deposit volume associated with those new relationships.  We anticipate continuing our reliance on traditional brokered deposits to fund a portion of this growth.  Long-term, as client deposits grow, the Company expects to reduce its reliance on traditional brokered deposits as a percentage of total deposits.

We have issued certain brokered deposits that include call option provisions, which provide us with the opportunity to redeem the certificates of deposit on a specified date prior to the contractual maturity date.  As of June 30, 2008, we held 13 outstanding brokered deposits containing unexercised call provisions.  We have brokered deposits with 15 different brokers and we receive periodic information from other brokers regarding potential deposits.

The scheduled maturities of brokered deposits, net of unamortized prepaid broker commissions, as of June 30, 2008, for the upcoming 2008 quarters, and fiscal years 2009 through 2012 and thereafter, are as follows:

Scheduled Maturities of Brokered Deposits
net of unamortized prepaid brokered commissions
at June 30, 2008

Maturity Date	Rate (1)	6/30/08
	(in thousands)
3rd quarter 2008	4.13%	$ 542,457
4th quarter 2008	3.81%	468,232
2009 (2)	3.92%	741,737
2010-2011 (3)	4.38%	11,389
Thereafter (4)(5)	5.15%	128,348
Total Brokered Deposits		1,892,163
Unamortized prepaid broker commissions		(2,762)
Total brokered deposits, net of unamortized prepaid broker commissions		$1,889,401

(1)	Represents the all-in rate of each brokered deposit.
(2)
This tranche includes two callable deposits: a $4.9 million brokered deposit with a maturity date of 6/12/2009 and a $5.0 million brokered deposit with a maturity date of 8/11/2009, which are both callable monthly.

(3)	This tranche includes once callable deposits: a $1.6 million brokered deposit with a maturity date of 5/19/2010, which is callable quarterly.
(4)
This tranche includes several callable deposits: a $3.4 million brokered deposit with a maturity date of 11/19/2012 callable semi-annually; a $9.6 million brokered deposit with a maturity date of 2/11/2013 callable monthly; a $9.6 million brokered deposit with a maturity date of 1/21/2014 callable monthly; a $9.8 million brokered deposit with a maturity date of 12/17/2014 callable monthly; a $6.8 million brokered deposit with a maturity of 1/28/2015 callable semi-annually; a $11.1 million brokered deposit with a maturity date of 2/27/2019 callable monthly; $8.8 million brokered deposit with a maturity date of 3/12/2024 callable semi-annually; a $7.2 million brokered deposit with a maturity date of 4/23/2024 callable monthly; and a $6.1 million brokered deposit with a maturity date of 6/30/2025, callable semi-annually.

(5)	This segment includes a zero coupon brokered deposit with a maturity date of 3/18/2024, an effective yield of 5.75% and callable semi-annually.

Funds borrowed, which include federal funds purchased, FHLB advances, borrowings under the Company’s credit facility, and convertible senior notes, decreased to $369.6 million at June 30, 2008 from $560.8 million at December 31, 2007, primarily as a result of an increase in client and brokered deposits.  As of June 30, 2008, the Company had a total of $115.0 million of contingent convertible senior notes held by qualified institutional investors. The notes are senior, unsecured obligations of PrivateBancorp, Inc. and pay interest semi-annually at a rate of 3.625 % per year. The notes will mature on March 15, 2027, and will be convertible under certain circumstances into cash and, if applicable, shares of the Company’s common stock at an initial conversion price of $45.05 per share.

Membership in the FHLB system gives us the ability to borrow funds from the FHLB (Des Moines), the FHLB (Indianapolis), the FHLB (Atlanta), and the FHLB (Chicago) (the “FHLBs”) under a variety of programs.  We have periodically used the services of the FHLBs for funding needs and other correspondent services.  The PrivateBank – Wisconsin became a member of the FHLB (Chicago) in the fourth quarter 2007 and is allowed to borrow funds and participate in other programs of the FHLB, despite The PrivateBank – Chicago’s withdrawal as a member of the FHLB (Chicago) during the second quarter 2006.  In 2006, the Company sold and paid off its outstanding FHLB (Chicago) advances prior to its withdrawal and The PrivateBank – Chicago will not have access until 2011 to advances from the FHLB (Chicago).  We will continue to be members of, and to take advantage of the programs offered by, the FHLBs through our other subsidiary banks.  At June 30, 2008, our FHLB borrowings consisted of $68.5 million from the FHLB (Des Moines), $36.0 million from the FHLB (Atlanta), and $64.0 million from the FHLB (Indianapolis).  The FHLB requires us to pledge collateral in connection with obtaining FHLB advances.  Our pledged collateral consists of residential real estate loans and certain qualifying multi-family loans and investment securities.

As of June 30, 2008, the Company had a credit facility with a correspondent bank comprised of a $25.0 million senior debt facility and a $75.0 million subordinated debt facility.  The senior debt facility is comprised of a $250,000 term loan with a maturity date of December 31, 2017 and a $24.75 million revolving loan with a maturity date of December 31, 2008.  The subordinated debt matures on December 31, 2017.  The interest rate on the senior debt facility resets quarterly, and is based on, at the Company’s option, either the correspondent bank’s prime rate or three-month LIBOR plus 120 basis points, with a floor of 3.50%.  The interest rate on the subordinated debt resets quarterly, and is equal to three-month LIBOR plus 135 basis points, with a floor of 3.50%.  The subordinated debt qualifies as Tier 2 capital under applicable rules and regulations promulgated by the Board of Governors of the Federal Reserve System.

At June 30, 2008, included in funds borrowed, the Company had $250,000 outstanding on the senior debt facility and $75.0 million of subordinated debt outstanding.  The credit facility is used for general corporate and other working capital purposes.

 Capital Resources

Stockholders’ equity was $645.5 million at June 30, 2008, an increase of $144.7 million from December 31, 2007 stockholders’ equity of $500.8 million, due primarily to the two capital-raising transactions that occurred during the second quarter, as described in Note 9 to the financial statements.

At June 30, 2008, $214.1 million of our outstanding junior subordinated deferrable interest debentures held by trusts that issued guaranteed capital debt securities were treated as Tier 1 capital.  The Company and its banking subsidiaries are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors, and the regulators can lower classifications in certain areas. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the consolidated financial statements, potentially impact the ability of the Company to pay its obligations and encumber the Company’s ability to upstream dividends from its bank subsidiaries.

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

The following table sets forth our consolidated regulatory capital amounts and ratios as of June 30, 2008 and December 31, 2007:

	June 30, 2008			December 31, 2007
	Capital	“Well- capitalized” Standard	Excess Capital	Capital	“Well- capitalized” Standard	Excess Capital
Dollar basis (in thousands):
Leverage capital	$755,086	$329,516	$425,570	$494,095	$225,953	$268,142
Tier 1 risk-based capital	755,086	418,543	336,543	494,095	260,310	233,785
Total risk-based capital	939,789	697,571	242,218	615,881	433,850	182,031
Percentage basis:
Leverage ratio	11.46%	5.00%		10.93%	5.00%
Tier 1 risk-based capital ratio	10.82%	6.00%		11.39%	6.00%
Total risk-based capital ratio	13.47%	10.00%		14.20%	10.00%
Total equity to total assets	8.63%	—		10.04%	—

To be considered “well-capitalized,” an entity must maintain a leverage ratio of at least 5.0%, a Tier 1 risk-based capital ratio of at least 6.0%, and a total risk-based capital ratio of at least 10.0%.  To be “adequately capitalized,” a bank must maintain a leverage ratio of at least 4.0%, a Tier 1 risk-based capital ratio of at least 4.0%, and a total risk-based capital ratio of at least 8.0%.  At June 30, 2008, the Company and each of the banking subsidiaries exceeded the minimum levels of all regulatory capital requirements, and were considered “well-capitalized” under regulatory standards.  The Company is committed to maintaining its well-capitalized position and the capital raised during the second quarter is expected to support our growth through 2009.

 Liquidity

Liquidity measures our ability to meet maturing obligations and our existing commitments, to withstand fluctuations in deposit levels, to fund our operations and to provide for clients’ credit needs.  Our liquidity principally depends on cash flows from operating activities, investment in and maturity of assets, changes in balances of deposits and borrowings and our ability to borrow funds in the money or capital markets.  We have experienced strong loan growth during the six months ended June 30, 2008, with loans increasing $2.2 billion, or 54%, since December 31, 2007.  This compares to loan growth during the comparable period in 2007 of $205.4 million, or 6%.  Our Strategic Growth Plan is driving our loan growth and we expect loan growth to continue.  The loan growth resulting from the adoption of the Plan has affected our liquidity, and we manage our liquidity position today differently than we did at this time last year before the plan had been adopted.  Since adoption of the Plan, we have enhanced our suite of deposit and cash management product and service offerings in order to increase our client deposits.  We also have evaluated, and in some cases adopted, new wholesale funding strategies.  To fund the anticipated $1.0 billion loan growth per quarter over the next two quarters, we anticipate that about half will be funded with client deposits and the remaining portion would be funded primarily through FHLB advances or brokered deposits.  At June 30, 2008 we had $3.1 billion in unfunded commitments to extend credit.

Net cash outflows from operations totaled $11.3 million in the six months ended June 30, 2008 compared to net cash provided by operations of $12.2 million in the prior year period.  Net cash outflows from investing activities totaled $2.4 billion in the first six months of 2008 compared to a net cash outflow of $212.3 million in the prior year period primarily due to increased loan growth.  Cash inflows from financing activities in the first six months of 2008 totaled $2.5 billion compared to a net inflow of $203.4 million in the first six months of 2007.

In the event of short-term liquidity needs, our banking subsidiaries may purchase federal funds from correspondent banks and our investment portfolio can be used as a source of liquidity.  Additionally, membership in the FHLB System gives the banking subsidiaries the ability to borrow funds from the FHLBs (Atlanta, Des Moines, Chicago, and Indianapolis) for short- or long-term purposes under a variety of programs.  Our asset/liability policy currently limits our use of brokered deposits to levels no more than 40% of total deposits.  Brokered deposits were 31% of total deposits at June 30, 2008 and 14% of total deposits at December 31, 2007.  We do not expect our 40% threshold limitation to limit our ability to implement our Plan.

The majority of our deposits are a stable source of long-term liquidity for our bank subsidiaries due to the nature of long-term relationships generally established with our clients. At June 30, 2008, 56.9% of our total assets were funded by such deposits, compared to 61.5% at December 31, 2007. Deposits for purposes of this ratio are defined to include all deposits, including time deposits and CDARs™ deposits, but excluding traditional brokered deposits and public funds. Time deposits are included since these deposits have historically not been volatile deposits for us.  CDARs™ deposits are included for this calculation as the source of the deposits is our existing and new client relationships and are, therefore, not traditional ‘brokered’ deposits.

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

Interest Rate Risk

To manage the interest rate mix of our balance sheet and related cash flows, we have the ability to use a combination of financial instruments, including medium-term and short-term financings, variable-rate debt instruments, fixed rate loans and securities and, to a lesser extent, interest rate swaps. Approximately 38% of the loan portfolio is indexed to LIBOR, 31% of the portfolio is indexed to the prime rate of interest and another 5% of the portfolio otherwise adjusts with other short-term interest rates.  Changes in market rates and the shape of the yield curve may give us the opportunity to make changes to our investment security portfolio as part of our asset/liability management strategy.

 We have not changed our interest rate risk management strategy from December 31, 2007 and do not foresee or expect any significant changes in our exposure to interest rate fluctuations, but we will continue to consider the use of interest rate swaps on our debt obligations in the future depending on changes in market rates of interest.

 Asset/Liability Management Policy

As a continuing part of our financial strategy, we attempt to manage the impact of fluctuations in market interest rates on our net interest income. This effort entails providing a reasonable balance between interest rate risk, credit risk, liquidity risk and maintenance of yield. Asset/liability management policy is established by our Business Risk committee of our Board of Directors and is monitored by management. Our asset/liability management policy sets standards within which we are expected to operate. These standards include guidelines for exposure to interest rate fluctuations, liquidity, loan limits as a percentage of funding sources, exposure to correspondent banks and brokers, and reliance on non-client deposits. The policy also states our reporting requirements to our Board of Directors. The investment policy complements the asset/liability management policy by establishing criteria by which we may purchase securities. These criteria include approved types of securities, brokerage sources, terms of investment, quality standards, and diversification.

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

The following table shows the impact of immediate 200 and 100 basis point changes in interest rates as of June 30, 2008 and December 31, 2007.  The effects are determined through the use of a simulation model based on our interest-earning asset and interest-bearing liability portfolios, assuming the size of these portfolios remains constant from the balance sheet date throughout the one-year measurement period.  The simulation assumes that assets and liabilities accrue interest on their current pricing basis.  Assets and liabilities then reprice based on their terms and remain at that interest rate through the end of the measurement period.  The model attempts to illustrate the potential change in net interest income if the foregoing occurred.
	June 30, 2008				December 31, 2007
Percentage change in net interest income due to an immediate 100 and 200 basis point change in interest rates over a one-year time horizon	-200 Basis Points	-100 Basis Points	+100 Basis Points	+200 Basis Points	-200 Basis Points	-100 Basis Points	+100 Basis Points	+200 Basis Points
	-10.6%	-4.5%	3.4%	6.3%	-6.8%	-3.4%	2.7%	5.3%

This table shows that if there had been an instantaneous parallel shift in the yield curve of +100 basis points on June 30, 2008, net interest income would increase by 3.4% over a one-year period, as compared to a net interest income increase of 2.7% if there had been an instantaneous parallel shift of +100 basis points at December 31, 2007.  The measurement of a +200 basis point instantaneous parallel shift in the yield curve at June 30, 2008 would result in an increase in net interest income of 6.3% over a one-year period as compared to 5.3% measured on the basis of the December 31, 2007 portfolio. At June 30, 2008, if there had been an instantaneous parallel shift in the yield curve of –100 basis points, we would have suffered a decline in net interest income of 4.5%, as compared to a 3.4% decline measured on the basis of the December 31, 2007 portfolio. At June 30, 2008, if there had been an instantaneous parallel shift in the yield curve of –200 basis points, we would have suffered a decline in net interest income of 10.6%, as compared to a 6.8% decline measured on the basis of the December 31, 2007 portfolio.  The potential net interest income impact from changes in interest rates has increased at June 30, 2008 due to the increased volatility described in the above chart and due to substantial growth in the Company’s average earning assets, which increased to $5.8 billion at June 30, 2008 from $4.1 billion at December 31, 2007.

Changes in the effect on net interest income from a 100 and 200 basis point movement at June 30, 2008, compared to December 31, 2007 are due to the timing and nature of the repricing of rate sensitive assets to rate sensitive liabilities within the one year time frame.

The table presented above reflects that the Company is more interest rate sensitive to falling and rising rates at June 30, 2008 as compared to December 31, 2007.  The primary factor contributing to the Company becoming more asset sensitive in 2008, is the significant increase in the volume of floating rate loans booked, which are funded by incrementally longer term funding sources at June 30, 2008 as compared to December 31, 2007.  Factors contributing to the lengthening in the duration of borrowed funds include our ability to replace our Federal Funds purchased with longer term client deposits and brokered deposits.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2008 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by the Company during the quarter ended June 30, 2008 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

Period	(a) Total Number of Shares Purchased		(b) Average Price paid per Share	(c) Total Number of Shares Purchased as part of publicly announced Plans or Programs		(d) Maximum Number of Shares that may be purchased under the Plans/Program (2)(3)
04/01/2008 – 04/30/2008	-		-	-		286,800
05/01/2008 – 05/31/2008	5,569	(1)	$37.86	5,569	(1)	286,800
06/01/2008 – 06/30/2008	439	(1)	$31.00	439	(1)	286,800
Total	6,008	(1)	$37.36	6,008	(1)	286,800
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

 Item 3.  Defaults upon Senior Securities

None.

 Item 4.  Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Stockholders held on May 22, 2008, the following matters were submitted to and approved by a vote of the Company’s Stockholders:

(1)	The election of six Class I directors for a three-year term ending at the Annual Meeting of Stockholders to be held in 2011:

Directors	Votes For	Votes Withheld
William A. Castellano	25,469,786	298,657
Patrick F. Daly	25,069,245	699,198
Cheryl Mayberrry McKissack	25,059,219	709,224
Ralph B. Mandell	25,492,741	275,702
Edward W. Rabin, Jr.	25,069,683	698,760
Larry D. Richman	25,491,686	276,757

The following directors continue to serve after the Annual Meeting:

Continuing Director	Term Expires
Donald L. Beal	2009
William A. Goldstein	2009
Richard C. Jensen (1)	2009
John B. Williams (1)	2009
Alejandro Silva	2009
James C. Tyree	2009
Robert F. Coleman	2010
James M. Guyette	2010
Philip M. Kayman	2010
William J. Podl	2010
Colin E. Roche	2010
William R. Rybak	2010
William A. Castellano	2011
Patrick F. Daly	2011
Cheryl Mayberry-McKissack	2011
Ralph B. Mandell	2011
Edward W. Rabin, Jr.	2011
Larry D. Richman	2011
(1) As of July 7, 2008, John B. Williams and Richard C. Jensen have resigned from the Board of Directors.

(2)	The approval of the PrivateBancorp, Inc. 2007 Long-Term Incentive Compensation Plan.

For	Against	Abstain	Broker Non-Votes
17,696,909	3,455,232	107,873	4,508,429
(3)	The approval of the amendment the Company’s Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 39 million to 89 million.

For	Against	Abstain	Broker Non-Votes
24,635,272	1,069,932	62,239	0
(4)	The ratification of the appointment of Ernst and Young LLP as the Company’s independent public accounting firm for the fiscal year ending December 31, 2008.

For	Against	Abstain	Broker Non-Votes
25,697,081	46,440	24,922	0
 Item 5.  Other Information

None.

 Item 6.  Exhibits

3.1
Certificate of amendment of the Amended and Restated Certificate of Incorporation of PrivateBancorp, Inc., as amended (filed as an exhibit to the Company’s Form S-8 Registration Statement (File No. 333-151178) and incorporated herin by reference).

3.2
Certificate of amendment of the Amended and Restated Certificate of Incorporation of PrivateBancorp, Inc., as amended (filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2004 (File No. 000-25887) and incorporated herein by reference).

3.3
Amended and Restated Certificate of Incorporation of PrivateBancorp, Inc., as amended (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 000-25887) and incorporated herein by reference).

3.4	Amended and Restated By-laws of PrivateBancorp, Inc. (filed as an exhibit to the Company’s quarterly report on Form 10-Q for the period ended September 30, 2007 and incorporated herein by reference).
3.5
Certificate of Designation of Series A Junior Nonvoting Preferred Stock of PrivateBancorp, Inc. (filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference).

3.6	First Amendment to the Certificate of Designation of Series A Junior Nonvoting Preferred Stock of PrivateBancorp, Inc.
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

10.1	Form of non-employee Director Restricted Stock Award Agreement pursuant to the PrivateBancorp, Inc. 2007 Long-Term Incentive Compensation Plan.
10.2	Form of Employee Non-qualified Stock Option Agreement pursuant to the PrivateBancorp, Inc. 2007 Long-Term Incentive Compensation Plan.
10.3	Form of Employee Restricted Stock Award Agreement for Restricted Stock Units pursuant to the PrivateBancorp, Inc. 2007 Long-Term Incentive Compensation Plan.
10.4	Form of Employee Restricted Stock Award Agreement pursuant to the PrivateBancorp, Inc. 2007 Long-Term Incentive Compensation Plan.
10.5	PrivateBancorp, Inc. 2007 Long-Term Incentive Compensation Plan (filed as an exhibit to the Company’s Form S-8 Registration Statement (File No. 333-151178) and incorporated herein by reference).
10.6	Lease agreement for 120 N. LaSalle Street, Chicago, Illinois dated as of April 25, 2008 by and between TR 120 S. LaSalle Corp and The PrivateBank and Trust Company.
15.0	Acknowledgment of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Report of Independent Registered Public Accounting Firm.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

PRIVATEBANCORP, INC.

	By:	/s/ Larry D. Richman
Larry D. Richman,
President and Chief Executive Officer

	By:	/s/ Dennis L. Klaeser
Dennis L. Klaeser,
Chief Financial Officer

Date: August 11, 2008

EXHIBIT INDEX

3.1
Certificate of amendment of the Amended and Restated Certificate of Incorporation of PrivateBancorp, Inc., as amended (filed as an exhibit to the Company’s Form S-8 Registration Statement (File No. 333-151178) and incorporated herin by reference).

3.2
Certificate of amendment of the Amended and Restated Certificate of Incorporation of PrivateBancorp, Inc., as amended (filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2004 (File No. 000-25887) and incorporated herein by reference).

3.3
Amended and Restated Certificate of Incorporation of PrivateBancorp, Inc., as amended (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 000-25887) and incorporated herein by reference).

3.4	Amended and Restated By-laws of PrivateBancorp, Inc. (filed as an exhibit to the Company’s quarterly report on Form 10-Q for the period ended September 30, 2007 and incorporated herein by reference).
3.5
Certificate of Designation of Series A Junior Nonvoting Preferred Stock of PrivateBancorp, Inc. (filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference).

3.6	First Amendment to the Certificate of Designation of Series A Junior Nonvoting Preferred Stock of PrivateBancorp, Inc.
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

10.1	Form of non-employee Director Restricted Stock Award Agreement pursuant to the PrivateBancorp, Inc. 2007 Long-Term Incentive Compensation Plan.
10.2	Form of Employee Non-qualified Stock Option Agreement pursuant to the PrivateBancorp, Inc. 2007 Long-Term Incentive Compensation Plan.
10.3	Form of Employee Restricted Stock Award Agreement for Restricted Stock Units pursuant to the PrivateBancorp, Inc. 2007 Long-Term Incentive Compensation Plan.
10.4	Form of Employee Restricted Stock Award Agreement pursuant to the PrivateBancorp, Inc. 2007 Long-Term Incentive Compensation Plan.
10.5	PrivateBancorp, Inc. 2007 Long-Term Incentive Compensation Plan (filed as an exhibit to the Company’s Form S-8 Registration Statement (File No. 333-151178) and incorporated herein by reference).
10.6	Lease agreement for 120 N. LaSalle Street, Chicago, Illinois dated as of April 25, 2008 by and between TR 120 S. LaSalle Corp and The PrivateBank and Trust Company.
15.0	Acknowledgment of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Report of Independent Registered Public Accounting Firm.