Form 10-Q/A
period 2008-09-08
PRIVATEBANCORP, INC
filed 2008-09-08
CIK 889936

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

EXPLANATORY NOTE

PRIVATEBANCORP, INC. IS FILING THIS AMENDMENT TO ITS QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2008 (THE “INITIAL REPORT”) FILED ON AUGUST 11, 2008 SOLELY TO CORRECT AN INADVERTENT CLERICAL ERROR OF CERTAIN NUMBERS INCLUDED IN THE RATE/VOLUME TABLE IN THE “NET INTEREST INCOME” SECTION UNDER ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.  IN THE INITIAL REPORT, CERTAIN NUMBERS REFLECTED IN THE “JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES HELD BY TRUSTS THAT ISSUED GUARANTEED CAPITAL DEBT SECURITIES” LINE IN THE THREE MONTH ANALYSIS AND THE SIX MONTH ANALYSIS AND IN THE “FUNDS BORROWED” LINE IN THE SIX MONTH ANALYSIS WERE INCORRECT AND THEREFORE CERTAIN DATA IN THE “TOTAL INTEREST EXPENSE” AND “NET TAX EQUIVALENT INTEREST INCOME” LINE ITEMS WAS ALSO INCORRECT IN THE RATE VOLUME TABLE.  THIS FORM 10-Q/A SETS FORTH ITEM 2 IN ITS ENTIRETY; HOWEVER, THE ONLY MODIFICATION TO ITEM 2 IS THE CORRECTED RATE/VOLUME TABLE.  THIS FORM 10-Q/A DOES NOT REFLECT EVENTS OCCURRING AFTER THE FILING OF THE INITIAL REPORT OR MODIFY OR UPDATE ANY OTHER DISCLOSURES INCLUDED IN THE INITIAL REPORT.  ALL OTHER INFORMATION IN THE INITIAL REPORT NOT AFFECTED BY THE AMENDMENT IS UNCHANGED AND REFLECTS THE DISCLOSURES MADE AT THE TIME OF THE FILING OF THE INITIAL REPORT. ACCORDINGLY, THIS AMENDMENT SHOULD BE READ IN CONJUNCTION WITH THE INITIAL REPORT AND OUR OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.

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

For financial information regarding our business segments, which include Banking, The PrivateWealth Group and Holding Company Activities, see “Operating Segments Results” beginning on page 35 and “Note 2−Operating Segments” to our consolidated unaudited financial statements as of and for the three and six months ended June 30, 2008 included in this report.

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

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007
	Change due to rate	Change due to volume	Change due to mix	Total change
	(in thousands)
Interest income/expense from:
Fed funds sold and other short-term investments	$(88)	$97	$(41)	$(32)
Investment securities (taxable)	(138)	2,075	(75)	1,862
Investment securities (non-taxable)(1)	(110)	(136)	3	(243)
Loans, net of unearned discount	(17,231)	40,703	(9,973)	13,499
Total tax equivalent interest income(1)	(17,567)	42,739	(10,086)	15,086
Interest-bearing deposits	(11,494)	21,177	(6,346)	3,337
Funds borrowed	(987)	843	(205)	(349)
Junior subordinated deferrable interest debentures held by trusts that issued guaranteed capital debt securities	111	977	85	1,173
Total interest expense	(12,370)	22,997	(6,466)	4,161
Net tax equivalent interest income(1)	$(5,197)	$19,742	$(3,620)	$10,925
Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007
	Change due to rate	Change due to volume	Change due to mix	Total change
	(in thousands)
Interest income/expense from:
Fed funds sold and other short-term investments	$(114)	$83	$7	$(24)
Investment securities (taxable)	(144)	2,798	(95)	2,559
Investment securities (non-taxable)(1)	(113)	(285)	3	(395)
Loans, net of unearned discount	(30,146)	84,899	(34,027)	20,726
Total tax equivalent interest income(1)	(30,517)	87,495	(34,112)	22,866
Interest-bearing deposits	(5,729)	(69,454)	81,086	5,903
Funds borrowed	(1,270)	2,037	(204)	563
Junior subordinated deferrable interest debentures held by trusts that issued guaranteed capital debt securities	174	963	41	1,178
Total interest expense	(6,825)	(66,454)	80,923	7,644
Net tax equivalent interest income(1)	$(23,692)	$153,949	$(115,035)	$15,222

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

	6/30/2008	3/31/2008	12/31/2007	9/30/2007	6/30/2007
	(dollars in thousands)
Loans past due 30-59 days and still accruing by type:
Commercial	$5,196	$34,022	$8,981	$2,770	$2,306
Construction	5,136	26,304	32,411	9,227	8,368
Commercial Real Estate	6,083	39,802	29,590	18,967	8,599
Residential Real Estate	1,013	4,195	9,158	1,506	279
Personal and Home Equity	5,842	11,599	7,182	2,646	3,509
Total	$23,270	$115,922	$87,322	$35,116	$23,061
Loans past due 60-89 days and still accruing by type:
Commercial	$787	$6,718	$2,189	$609	$4,968
Construction	1,926	9,434	5996	2,991	--
Commercial Real Estate	2,199	7,463	4,776	2,266	2,810
Residential Real Estate	108	1,661	273	1,327	8
Personal and Home Equity	1,789	5,188	2,042	602	286
Total	$6,809	$30,464	$15,276	$7,795	$8,072

	6/30/2008	3/31/2008	1 2/31/2007	9/30/2007	6/30/2007
	(dollars in thousands)
Loans past due 30-89 days and still accruing by type:
Commercial	$5,983	$40,740	$11,170	$3,379	$7,274
Construction	7,062	35,738	38,407	12,218	8,368
Commercial Real Estate	8,282	47,265	34,366	21,233	11,409
Residential Real Estate	1,121	5,856	9,431	2,833	287
Personal and Home Equity	7,631	16,787	9,224	3,248	3,795
Total	$30,079	$146,386	$102,598	$42,911	$31,133
Loans past due 30-89 days and still accruing by type:
Commercial	0.22%	2.20%	0.85%	0.32%	0.75%
Construction	1.00%	5.75%	6.26%	2.08%	1.35%
Commercial Real Estate	0.38%	2.40%	2.14%	1.42%	0.74%
Residential Real Estate	0.35%	2.07%	3.55%	1.09%	0.12%
Personal and Home Equity	1.65%	4.05%	2.41%	0.92%	1.14%
Total	0.47%	2.85%	2.46%	1.15%	0.84%

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

Part II – Other Information

 Item 6.  Exhibits

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

Date: September 8, 2008

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.