Form 10-Q
period 2008-09-30
PRIVATEBANCORP, INC
filed 2008-11-10
CIK 889936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

Large accelerated filer ☒                                                      Accelerated filer ☐                                           Non-accelerated filer ☐                                                            Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 7, 2008
Common, no par value	33,585,678

PRIVATEBANCORP, INC.

FORM 10-Q Quarterly Report

Part I – Financial Information

Item 1.  Financial Statements

PRIVATEBANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Amounts in thousands, except per share data)

	September 30, 2008	December 31, 2007
	(unaudited)
Assets
Cash and due from banks	$76,314	$51,331
Federal funds sold and other short-term investments	363,991	13,220
Available-for-sale securities, at fair value	899,301	526,271
Non-marketable equity investments	18,958	12,459
Loans held for sale	6,736	19,358
Loans, net of unearned discount	7,441,137	4,177,795
Allowance for loan losses	(102,223)	(48,891)
Net loans	7,338,914	4,128,904
Goodwill	95,045	93,341
Premises and equipment, net	29,650	25,600
Accrued interest receivable	32,466	24,144
Bank owned life insurance	45,438	44,129
Other assets	104,650	51,448
Total assets	$9,011,463	$4,990,205
Liabilities and Stockholders’ Equity
Demand deposits:
Non-interest-bearing	$601,653	$299,043
Interest-bearing	164,318	157,761
Savings and money market deposit accounts	2,407,641	1,594,172
Brokered deposits	2,749,735	542,470
Other time deposits	1,526,601	1,167,692
Total deposits	7,449,948	3,761,138
Funds borrowed	592,194	560,809
Junior subordinated deferrable interest debentures held by trusts that issued guaranteed capital debt securities	244,793	101,033
Accrued interest payable	31,959	16,134
Other liabilities	52,449	50,298
Total liabilities	8,371,343	4,489,412
Stockholders’ Equity
Preferred stock, 1,000 shares authorized; 2 and 1 shares issued as of September 30, 2008 and December 31, 2007, respectively	58,070	41,000
Common stock, without par value, $1 stated value; 89,000 and 39,000 shares authorized as of September 30, 2008 and December 31, 2007, respectively; 34,028 and 28,439 shares issued as of September 30, 2008 and December 31, 2007, respectively	32,147	27,225
Treasury stock	(15,626)	(13,559)
Additional paid-in-capital	474,354	311,989
Retained earnings	89,248	126,204
Accumulated other comprehensive income	1,927	7,934
Total stockholders’ equity	640,120	500,793
Total liabilities and stockholders’ equity	$9,011,463	$4,990,205

The accompanying notes to the consolidated financial statements are an integral part of these statements.

PRIVATEBANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)
(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Interest Income
Loans, including fees	$99,408	$72,299	$259,734	$211,917
Federal funds sold and other short-term investments	217	259	658	736
Securities:
Taxable	8,161	3,450	17,903	10,633
Exempt from federal income taxes	2,027	2,345	6,453	7,037
Total interest income	109,813	78,353	284,748	230,323
Interest Expense
Deposits:
Interest-bearing demand	383	475	1,230	1,508
Savings and money market	12,785	17,904	37,302	51,633
Brokered and other time	33,598	21,732	89,912	62,746
Funds borrowed	4,634	4,350	14,141	13,306
Junior subordinated deferrable interest debentures held by trusts that issued guaranteed capital debt securities	5,258	1,604	9,587	4,756
Total interest expense	56,658	46,065	152,172	133,949
Net interest income	53,155	32,288	132,576	96,374
Provision for loan losses	30,173	2,399	70,329	6,763
Net interest income after provision for loan losses	22,982	29,889	62,247	89,611
Non-interest Income
The PrivateWealth Group fee revenue	4,059	4,029	12,828	11,878
Mortgage banking income	776	1,157	3,535	3,700
Capital markets products income	3,815	--	6,164	--
Treasury management income	439	132	902	428
Bank owned life insurance	439	403	1,308	1,225
Banking and other services	2,006	679	3,656	2,491
Net securities gains	180	366	1,280	348
Total non-interest income	11,714	6,766	29,673	20,070
Non-interest Expense
Salaries and employee benefits	28,895	13,083	88,459	39,546
Occupancy expense, net	4,364	3,336	12,556	9,286
Professional services	3,374	2,109	10,684	5,434
Investment manager expenses	829	857	2,608	2,507
Marketing	2,083	1,058	7,614	3,676
Technology and related costs	1,554	1,039	3,942	2,924
Postage, telephone, and delivery	575	409	1,663	1,224
Supplies and printing	275	221	988	722
Amortization of intangibles	241	241	896	726
Insurance	2,460	452	5,067	1,166
Other expenses	2,435	1,119	6,745	3,388
Total non-interest expense	$47,085	$23,924	$141,222	$70,599
Minority interest expense	86	100	256	285
(Loss) income before income taxes	(12,475)	12,631	(49,558)	38,797
Income tax (benefit) provision	(5,211)	3,466	(20,070)	11,845
Net (loss) income	$(7,264)	$9,165	$(29,488)	$26,952
Preferred stock dividends	146	--	400	--
Net (loss) income available to common stockholders	$(7,410)	$9,165	$(29,888)	$26,952
Basic earnings per share	$(0.23)	$0.43	$(1.04)	$1.27
Diluted earnings per share	(0.23)	0.42	(1.04)	1.23
Dividends per share	0.075	0.075	0.225	0.225

The accompanying notes to the consolidated financial statements are an integral part of these statements.

PRIVATEBANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Amounts in thousands, except per share data)
(Unaudited)

	Preferred Stock	Common Stock	Treasury Stock	Additional paid-in-capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance, January 1, 2007	$—	$21,481	$(5,254)	$153,487	$121,539	$5,871	$297,124
Comprehensive Income:
Net income	—	—	—	—	26,952	—	26,952
Other comprehensive loss: Unrealized losses on securities	—	—	—	—	—	629	629
Total comprehensive income							27,581
Common stock dividends declared $(0.225 per share)	—	—	—	—	(4,906)	—	(4,906)
Issuance of common stock	—	91	—	1,274	—	—	1,365
Acquisition of treasury stock	—	40	(8,221)	204	—	—	(7,977)
Share-based payment expense	—	—	—	4,943	—	—	4,943
Excess tax benefit on share-based payments	—	—	—	270	—	—	270
Balance, September 30, 2007	$—	$21,612	$(13,475)	$160,178	$143,585	$6,500	$318,400

Balance, January 1, 2008	$41,000	$27,225	$(13,559)	$311,989	$126,204	$7,934	$500,793
Comprehensive Loss:
Net loss	—	—	—	—	(29,488)	—	(29,488)
Other comprehensive loss: Unrealized losses on securities	—	—	—	—	—	(6,007)	(6,007)
Total comprehensive loss							(35,495)
Common stock dividends declared $(0.225 per share)	—	—	—	—	(7,068)	—	(7,068)
Preferred stock dividends declared	—	—	—	—	(400)	—	(400)
Issuance of preferred stock	17,070	—	—	—	—	—	17,070
Issuance of common stock		4,922	—	147,219	—	—	152,141
Acquisition of treasury stock	—	—	(2,067)	—	—	—	(2,067)
Share-based payment expense	—	—	—	14,261	—	—	14,261
Excess tax benefit on share-based payments	—	—	—	885	—	—	885
Balance, September 30, 2008	$58,070	$32,147	$(15,626)	$474,354	$89,248	$1,927	$640,120

The accompanying notes to the consolidated financial statements are an integral part of these statements.

PRIVATEBANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Amounts in thousands)
(Unaudited)

	Nine months ended September 30,
	2008	2007
Cash flows from operating activities
Net (loss) income	$(29,488)	$26,952
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,602	2,751
Provision for loan losses	70,329	6,763
Net (gain) on sale of securities	(1,280)	(348)
Net decrease in loans held for sale	12,622	10,253
Increase (decrease) in deferred loan fees	14,188	(1,005)
Share-based payment expense	15,293	4,943
Change in minority interest	256	285
(Increase) decrease in accrued interest receivable	(8,322)	68
Increase (decrease) in accrued interest payable	15,825	(2,103)
Correction of Lodestar goodwill	(1,704)	--
Increase in other assets	(63,472)	(10,999)
Increase (decrease) in other liabilities	590	(4,943)
Total adjustments	57,927	5,665
Net cash provided by operating activities	28,439	32,617
Cash flows from investing activities
Proceeds from maturities, paydowns, and sales of available-for-sale securities	134,134	80,151
Purchases of available-for-sale securities	(509,615)	(80,002)
Net (increase) in loans	(3,294,323)	(238,981)
Purchases of premises and equipment	(7,651)	(6,182)
Net cash used by investing activities	(3,677,455)	(245,014)
Cash flows from financing activities
Net increase in total deposits	3,688,774	36,993
Proceeds from exercise of stock options	3,281	1,609
Excess tax benefit on share-based compensation payments	885	270
Acquisition of treasury stock	(2,067)	(8,221)
Cash dividends paid	(7,194)	(4,906)
Proceeds from issuance of common stock	148,860	--
Proceeds from issuance of preferred stock	17,070	--
Proceeds from issuance of debt	538,470	406,577
Repayment of debt	(363,309)	(224,283)
Net cash provided by financing activities	4,024,770	208,039
Net increase (decrease) in cash and cash equivalents	375,754	(4,358)
Cash and cash equivalents at beginning of year	64,551	79,397
Cash and cash equivalents at end of period	$440,305	$75,039

The accompanying notes to the consolidated financial statements are an integral part of these statements.

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

The annualized results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results expected for the full year ending December 31, 2008.  The accompanying consolidated financial statements are unaudited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, or cash flows in accordance with U.S. generally accepted accounting principles.  The consolidated financial statements for the period ended September 30, 2008 should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-K.

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

Recent Accounting Pronouncements

Effective January 1, 2008, the Company adopted the Financial Accounting Standards Board (“FASB”) Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”), to provide guidance on how to measure fair value, which would apply broadly to financial and non-financial assets and liabilities that are measured at fair value under other authoritative accounting pronouncements.  The statement defines fair value, provides a hierarchy that prioritizes inputs that should be used in valuation techniques used to measure fair value, and expands current disclosures about the use of fair value to measure assets and liabilities.  The disclosures focus on the methods used for the measurements and their effect on earnings and would apply whether the assets were measured at fair value in all periods, such as trading securities, or in only some periods, such as for impaired assets.  The adoption did not have a material impact on financial condition, results of operations, or liquidity.  Please refer to Note 10 beginning on page 14 for more information.

On October 10, 2008, the FASB issued FASB Staff Position (FSP) Statement No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP SFAS No. 157-3”).   The FSP SFAS No. 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The FSP is effective upon issuance, including prior periods for which financial statements have not been issued.  The provisions of FSP SFAS No. 157-3 did not have an impact on the Company’s financial condition or results of operations.

Effective January 1, 2008, the Company adopted FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”).  The statement gives companies the option, at specified election dates, to measure certain financial assets and liabilities at fair value. The election may be applied to financial assets and liabilities on an instrument by instrument basis, is irrevocable, and may only be applied to entire instruments. Unrealized gains and losses on instruments for which the fair value option has been elected will be reported in earnings at each subsequent reporting date.  The adoption did not have a material impact on financial condition, results of operations, or liquidity, as we did not elect the fair value option for any of our financial assets or liabilities.

Pending Adoption of Accounting Standards

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”(“SFAS No. 141(R)”). SFAS No. 141(R) will significantly change how entities apply the acquisition method to business combinations. The most significant changes affecting how the Company will account for business combinations under this Statement include: the acquisition date will be the date the acquirer obtains control; all (and only) identifiable assets acquired, liabilities assumed, and noncontrolling interests in the acquiree will be stated at fair value on the acquisition date; assets or liabilities arising from noncontractual contingencies will be measured at their acquisition date fair value only if it is more likely than not that they meet the definition of an asset or liability on the acquisition date; adjustments subsequently made to the provisional amounts recorded on the acquisition date will be made retroactively during a measurement period not to exceed one year; acquisition-related restructuring costs that do not meet the criteria in SFAS No. 146,  “Accounting for Costs Associated with Exit or Disposal Activities”, will be expensed as incurred; transaction costs will be expensed as incurred; reversals of deferred income tax valuation allowances and income tax contingencies will be recognized in earnings subsequent to the measurement period; and the allowance for loan losses of an acquiree will not be permitted to be recognized by the acquirer. Additionally, SFAS No. 141(R) will require new and modified disclosures surrounding subsequent changes to acquisition-related contingencies, contingent consideration, noncontrolling interests, acquisition-related transaction costs, fair values and cash flows not expected to be collected for acquired loans, and an enhanced goodwill rollforward.

 The Company will be required to prospectively apply SFAS No. 141(R) to all business combinations completed on or after January 1, 2009. Early adoption is not permitted. For business combinations in which the acquisition date was before the effective date, the provisions of SFAS No. 141(R) will apply to the subsequent accounting for deferred income tax valuation allowances and income tax contingencies and will require any changes in those amounts to be recorded in earnings. The effect of these new requirements in the Company’s financial position and results of operations will depend on the volume and terms of acquisitions in 2009 and beyond, but will likely increase the amount and change the timing of recognizing expenses related to acquisition activities.

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

In March 2008, the FASB issued Statement No. 161, “Disclosures About Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (“SFAS No. 161”).  SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. Since SFAS No. 161 affects only disclosures, it will not impact the Company’s financial position or results of operations upon adoption.

In May 2008, the FASB issued FSP APB No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB No. 14-1”), to clarify that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”. The FSP requires the issuer of certain convertible securities that may be settled partially in cash on conversion to separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP applies to the contingent convertible senior notes discussed in Note 7 to the Consolidated Financial Statements and will require retroactive application for the Company’s 2007 and 2008 financial statements. This statement will be effective for the Company in the first quarter of 2009. The Company is currently evaluating the effects FSP No. APB 14-1 will have on the financial position, results of operations and liquidity.

NOTE 2—OPERATING SEGMENTS

With the continued implementation of the Company's Strategic Growth Plan, the Company has undergone a transition with respect to its operating segments.  As previously discussed, beginning in January 1, 2008, this transition included centralization of functions and reconfiguration of management reporting lines.  The geographic banking offices are now part of one operating segment, the Banking segment. As such, our operations consist of three primary operating segments: Banking (which includes The PrivateBank Mortgage Company); The PrivateWealth Group (which includes Lodestar); and the Holding Company.  Insurance expense for the Company is allocated to all segments. We apply the accrual basis of accounting for each reportable segment and for transactions between reportable segments. During the first nine months of 2008, there were no changes in the measurement methods used to determine reported segment profit or loss as compared to the same period for 2007.  The accounting policies of the segments are generally the same as those described in Note 1—Basis of Presentation to the consolidated financial statements.

Balance sheet highlights at September 30, 2008 and December 31, 2007 for each business segment are summarized in the following segment tables (in thousands):

September 30, 2008	Total gross loans	Total assets	Total deposits	Total borrowings (1)	Total capital
Banking (2)	$7,441,137	$8,096,367	$7,538,060	$477,194	$882,181
Holding Company Activities	-	1,003,208	-	359,793	640,120
Intersegment Eliminations (3)	-	(88,112)	(88,112)	-	(882,181)
Consolidated	$7,441,137	$9,011,463	$7,449,948	$836,987	$640,120

December 31, 2007	Total gross loans	Total assets	Total deposits	Total borrowings (1)	Total capital
Banking (2)	$4,177,795	$4,399,741	$3,970,039	$370,559	$574,673
Holding Company Activities	-	799,365	-	291,283	500,793
Intersegment Eliminations (3)	-	(208,901)	(208,901)	-	(574,673)
Consolidated	$4,177,795	$4,990,205	$3,761,138	$661,842	$500,793

(1)	Includes Debentures for the Holding Company segment.
(2)	For segment reporting purposes, the balance sheet of The PrivateWealth Group is included in the Banking segment, including goodwill.
(3)
Intersegment eliminations for total capital reflect the elimination of the net investment in each of the Holding Company subsidiaries in consolidation. The intersegment eliminations for total deposits reflect the elimination of the Holding Company’s cash deposited at The PrivateBanks.

Financial results for each business segment for the three and nine months ended September 30, 2008 and September 30, 2007 are presented below (in thousands):

Three months ended September 30, 2008	Net Interest Income (Expense)	Provision for Loan Losses	Non-Interest Income	Non-Interest Expense	Minority Interest Expense	Income Tax (Benefit) Provision	Net (Loss) Income
Banking	$59,763	$30,173	$7,655	$36,143	$-	$(788)	$1,890
The PrivateWealth Group	478	-	4,059	4,077	86	131	243
Holding Company Activities	(6,512)	-	47	6,912	-	(4,349)	(9,028)
Intersegment Eliminations (1)	(574)		(47)	(47)		(205)	(369)
Consolidated	$53,155	$30,173	$11,714	$47,085	$86	$(5,211)	$(7,264)

Three months ended September 30, 2007	Net Interest Income (Expense)	Provision for Loan Losses	Non-Interest Income	Non-Interest Expense	Minority Interest Expense	Income Tax Provision (Benefit)	Net Income (Loss)
Banking	$36,026	$2,399	$2,734	$17,448	$-	$5,942	$12,971
The PrivateWealth Group	340	-	4,029	3,528	100	272	469
Holding Company Activities	(3,716)	-	50	2,995	-	(2,602)	(4,059)
Intersegment Eliminations (1)	(362)	-	(47)	(47)	-	(146)	(216)
Consolidated	$32,288	$2,399	$6,766	$23,924	$100	$3,466	$9,165

Nine months ended September 30, 2008	Net Interest Income (Expense)	Provision for Loan Losses	Non-Interest Income	Non-Interest Expense	Minority Interest Expense	Income Tax (Benefit) Provision	Net (Loss) Income
Banking	$148,347	$70,329	$16,845	$107,685	$-	$(8,452)	$(4,370)
The PrivateWealth Group	1,438	-	12,828	12,351	256	623	1,036
Holding Company Activities	(15,542)	-	147	21,333	-	(11,623)	(25,105)
Intersegment Eliminations (1)	(1,667)		(147)	(147)		(618)	(1,049)
Consolidated	$132,576	$70,329	$29,673	$141,222	$256	$(20,070)	$(29,488)

Nine months ended September 30, 2007	Net Interest Income (Expense)	Provision for Loan Losses	Non-Interest Income	Non-Interest Expense	Minority Interest Expense	Income Tax Provision (Benefit)	Net Income (Loss)
Banking	$106,768	$6,763	$8,148	$51,109	$-	$18,245	$38,799
The PrivateWealth Group	869	-	11,878	10,600	285	716	1,146
Holding Company Activities	(10,322)	-	188	9,034	-	(6,742)	(12,426)
Intersegment Eliminations (1)	(941)	-	(144)	(144)	-	(374)	(567)
Consolidated	$96,374	$6,763	$20,070	$70,599	$285	$11,845	$26,952

(1)
The intersegment eliminations for net interest expense reflect the elimination of the Holding Company’s interest earned on cash deposited at The PrivateBanks and the elimination of a credit allocated to The PrivateWealth Group for interest paid by the Banking segment on deposits initiated by clients of The PrivateWealth Group.  The tax effect of this credit is likewise eliminated from the income tax line.  The intersegment elimination for non-interest income and non-interest expense includes rent expense paid by the Banking segment to the Holding Company.

Banking

The PrivateBank provides personalized financial services to a growing array of middle-market privately held and public businesses, affluent individuals, wealthy families, professionals, entrepreneurs and real estate investors. Commercial lending products include lines of credit for working capital, term loans for equipment and other investment purposes and letters of credit to support the commitments made by its clients. Treasury management services include a comprehensive suite of collection, disbursement, information reporting, and investment products to assist clients in optimizing their cash flow.  New commercial banking services include capital markets products such as interest rate protection derivatives and options and foreign exchange.  The PrivateBank offers a full range of real estate lending products including fixed and floating rate permanent and interim mortgages, and construction and commercial real estate loans. Private client services include interest-bearing checking, money market accounts, certificates of deposit, ATM/debit cards, investment brokerage accounts and domestic and international wire transfers. Additionally, we offer secured and unsecured personal loans and lines of credit.

Included in the Banking segment at September 30, 2008 was $81.7 million of goodwill, unchanged from December 31, 2007.  The Banking segment also includes $3.9 million of acquired core deposit intangibles at September 30, 2008, compared to $4.4 million at December 31, 2007.  There was no goodwill or intangible impairment at September 30, 2008 or December 31, 2007.

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

The PrivateBank has a controlling interest in Lodestar, an investment management firm that is part of The PrivateWealth Group for segment reporting purposes.  Lodestar provides investment management services to high net worth clients, some of whom are also fiduciary services clients of The PrivateWealth Group. Additionally, clients have access to investment advisory, insurance products, and securities brokerage services through an affiliation with LPL Financial Corp. (“LPL”), a registered broker-dealer and registered investment advisor. These services and products are delivered by employees of the bank who also are registered representatives of LPL.  Assets held in accounts receiving these services or products are custodied by LPL.  Because the bank receives income and incurs expenses related to assets held in these accounts, the financial impacts of The PrivateBanks’ affiliations with LPL is part of The PrivateWealth Group for segment reporting purposes.

Included in the Banking segment at September 30, 2008 was $13.3 million of goodwill pertaining to The PrivateWealth Group segment, which increased by $1.7 million from December 31, 2007 due to the second quarter 2008 correction of understated goodwill recorded in connection with the acquisition of Lodestar.  At the time of the acquisition of an 80% interest in Lodestar in 2002, the Company did not properly record a liability and offsetting entries to goodwill and client relationship intangibles for the value of certain contractual "put" rights related to the minority interest owned by the principals of Lodestar.  As a result of the error, goodwill and client relationship intangibles were understated, collectively, by $2.2 million.  The PrivateWealth Group segment also includes $2.2 million of acquired client intangibles at September 30, 2008, compared to $2.1 million at December 31, 2007.  The increase in client relationship intangibles is due to the Lodestar accounting error offset by the appropriate amortization.  There was no goodwill or intangible impairment at September 30, 2008 or December 31, 2007.

For the three months ended September 30, 2008, investment manager expenses were $829,000 compared to $857,000 in the prior year period. For the nine months ended September 30, 2008, investment manager expenses were $2.6 million compared to $2.5 million in the prior year period.

Holding Company

Holding Company activities consist of parent company only matters.  The Holding Company’s most significant assets are net investments in its five banking subsidiaries and a mortgage company subsidiary, The PrivateBank Mortgage Company.

Holding Company activities are reflected primarily by interest expense on borrowings and operating expenses.  Recurring Holding Company operating expenses consist of compensation expense related to share-based payments and professional services.

NOTE 3—EARNINGS PER COMMON SHARE

The following table shows the computation of basic and diluted earnings per common share (in thousands, except per share data) for the three and nine months ended September 30, 2008 and 2007:

	Three months ended September 30,
	2008	2007
Net (loss) income	$(7,264)	$9,165
Preferred stock dividends	146	--
Net (loss) income available to common stockholders	$(7,410)	$9,165
Weighted average common shares outstanding	31,634	21,223
Weighted average common shares equivalent	--	596
Weighted average common shares and common share equivalents (1)	31,634	21,819
Net (loss) income per average common share – basic	$(0.23)	$0.43
Net (loss) income per average common share – diluted	$(0.23)	$0.42

	Nine months ended September 30,
	2008	2007
Net (loss) income	$(29,488)	$26,952
Preferred stock dividends	400	--
Net (loss) income available to common stockholders	$(29,888)	$26,952
Weighted average common shares outstanding	28,822	21,246
Weighted average common shares equivalent	--	642
Weighted average common shares and common share equivalents (1)	28,822	21,888
Net (loss) income per average common share – basic	$(1.04)	$1.27
Net (loss) income per average common share – diluted	$(1.04)	$1.23

(1)	Diluted shares are equal to basic shares for the three and nine months ended September 30, 2008 due to the net loss. The calculation of diluted earnings per share results in anti-dilution.

If the Company had net income, rather than a net loss, diluted average common shares outstanding would have increased by approximately 2.6 million shares for the third quarter 2008 and 2.3 million shares for the nine months ended September 30, 2008, which have been excluded from the determination of fully diluted earnings per share because of their anti-dilutive effect.
NOTE 4—OTHER COMPREHENSIVE INCOME

Change in the fair value of securities available-for-sale is presented on a net basis on the Consolidated Statement of Changes in Stockholders’ Equity.  The following table discloses the changes in the components of other accumulated comprehensive income for the nine months ended September 30, 2008 and 2007 (in thousands):

	September 30, 2008
	Before Tax Amount	Tax Effect	Net of Tax Amount
Change in unrealized (losses) on securities available-for-sale	$(8,651)	$(3,343)	$(5,308)
Less: reclassification adjustment for (gains) included in net income	(1,112)	(413)	(699)
Change in net unrealized (losses)	$(9,763)	$(3,756)	$(6,007)

	September 30, 2007
	Before Tax Amount	Tax Effect	Net of Tax Amount
Change in unrealized gains on securities available-for-sale	$1,264	$406	$858
Less: reclassification adjustment for (gains) included in net income	(348)	(119)	(229)
Change in net unrealized gains	$916	$287	$629

NOTE 5—AVAILABLE-FOR-SALE SECURITIES AND NON-MARKETABLE EQUITY INVESTMENTS

The amortized cost, gross unrealized gain or loss, and the estimated fair value of securities at September 30, 2008 and December 31, 2007, were as follows (in thousands):

	September 30, 2008				December 30, 2007
	Amortized	Gross Unrealized		Estimated	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
U. S. Treasury Notes	$118,887	$1,988	$—	$120,875	$1,014	$—	$—	$1,014
U. S. Agency Notes	—	—	—	—	2,977	20	—	2,997
U. S. Government Agency Mortgage-Backed Securities and Collateralized Mortgage Obligations	586,602	3,992	(3,188)	587,406	300,468	2,563	(921)	302,110
Corporate Collateralized Mortgage Obligations	6,852	—	(283)	6,569	9,296	84	(24)	9,356
Tax-Exempt Municipal Securities	178,120	2,987	(2,755)	178,352	196,198	10,895	(101)	206,992
Taxable Municipal Securities	6,072	27	—	6,099	3,790	12	—	3,802
Federal Home Loan Bank (“FHLB”) Stock	14,606	—	—	14,606	7,700	—	—	7,700
Other	4,352	—	—	4,352	4,757	2	—	4,759
	$915,491	$8,994	$(6,226)	$918,259	$526,200	$13,576	$(1,046)	$538,730

At September 30, 2008, stockholders’ equity reflected unrealized securities gains net of tax of $1.9 million compared to unrealized securities gains net of tax of $7.9 million at December 31, 2007.  As of September 30, 2008, the Company has the intent and ability to hold any securities where the market value is below the amortized cost for a period of time sufficient to allow for any anticipated recovery in value. Management does not believe any individual unrealized loss as of September 30, 2008 represents an other-than-temporary impairment.

NOTE 6—ALLOWANCE FOR LOAN LOSSES

Following is a summary of changes in the allowance for loan losses for the nine months ended September 30, 2008 and 2007 (in thousands):

	2008	2007
Balance, January 1	$48,891	$38,069
Provision charged to earnings	70,329	6,763
Loans charged-off, net of recoveries	(16,997)	(2,719)
Balance, September 30	$102,223	$42,113

The following tables present the impaired, non-accrual and past due loans (in thousands):

	September 30, 2008	December 31, 2007
Non-accrual loans:
Non-accrual loans with specific valuation reserves required (1)	$37,282	$13,277
Non-accrual loans with no specific valuation reserves required	50,775	25,706
Total non-accrual loans	$88,057	$38,983
Loans past due 90 days and still accruing interest	$--	$53

	September 30, 2008	December 31, 2007
Valuation reserve related to impaired loans	$10,196	$2,964
Average recorded investment in impaired loans	58,505	18,654
Interest income foregone on impaired loans (2)	3,484	1,403

(1)	These impaired loans require a valuation reserve because the value of the loans is less than the recorded investment in the loans.
(2)	Interest calculation annualized for nine months ended September 30, 2008.

NOTE 7—FUNDS BORROWED

Funds borrowed, which include federal funds purchased, FHLB advances, borrowings under the Company’s credit facility, and convertible senior notes, totaled $592.2 million at September 30, 2008 and $560.8 million at December 31, 2007.  As of September 30, 2008, the Company had a total of $115.0 million of contingent convertible senior notes held by qualified institutional investors. The notes are senior, unsecured obligations of PrivateBancorp, Inc. and pay interest semi-annually at a rate of 3.625% per year. The notes will mature on March 15, 2027, and will be convertible under certain circumstances into cash and, if applicable, shares of the Company’s common stock at an initial conversion price of $45.05 per share.

In the third quarter 2008, the Company entered into a credit facility comprised of $20.0 million of senior holding company debt and a $120.0 million subordinated debt facility issued by The PrivateBank - Chicago. The $140.0 million credit facility replaced a credit facility with a correspondent bank comprised of a $25.0 million senior debt facility and a $75.0 million subordinated debt facility.  The subordinated debt qualifies as Tier 2 capital under banking rules and regulations and was sold to commercial banks pursuant to a subordinated debt loan agreement, which includes customary representations, warranties, and events of default. The subordinated debt matures on September 26, 2015. The PrivateBank - Chicago, with regulatory approval, can prepay the subordinated debt without penalty at any time. The interest rate for the subordinated debt is floating at LIBOR plus 3.50%. The debt is unsecured and subordinate to all other categories of creditors, including general creditors.

At September 30, 2008, the Company had $100.0 million of subordinated debt outstanding and none outstanding on the senior debt facility.  The proceeds from the subordinated debt will be used to support the ongoing implementation of PrivateBancorp’s Strategic Growth Plan. The senior debt will be used for general corporate purposes.

NOTE 8 -- JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES HELD BY TRUSTS THAT ISSUED GUARANTEED CAPITAL DEBT SECURITIES

As of September 30, 2008, the Company owned 100% of the common securities of four trusts, PrivateBancorp Statutory Trust II, PrivateBancorp Statutory Trust III, Bloomfield Hills Statutory Trust I, and PrivateBancorp Statutory Trust IV (the “Trusts”).   In June 2008, PrivateBancorp Capital Trust IV was established as a wholly-owned subsidiary of the Company and issued $143.75 million aggregate liquidation amount of 10.00% Trust Preferred Securities, representing preferred beneficial interests in the Trust in an underwritten public offering at $25.00 per Trust Preferred Security.  PrivateBancorp Statutory Trust II and PrivateBancorp Statutory Trust III were established as wholly-owned subsidiaries of the Company in June 2005 and December 2005, respectively.  Bloomfield Hills Statutory Trust I was acquired as part of our acquisition of Bloomfield Hills Bancorp, Inc. on June 20, 2005.  The Trusts were formed for purposes of issuing trust preferred securities to third-party investors and investing the proceeds from the issuance of the trust preferred securities and common securities solely in junior subordinated debentures (“Debentures”) issued by the Company or its subsidiaries, with the same maturities and interest rates as the trust preferred securities. The Debentures are the sole assets of the Trusts.

The following table is a summary of the Company’s junior subordinated deferrable interest debentures held by trusts that issued guaranteed capital debt securities as of September 30, 2008.

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

The Company’s aggregate principal amount of outstanding Debentures at September 30, 2008 is $244.8 million.  As of September 30, 2008, $212.7 million of our Debentures are eligible for treatment as Tier 1 capital as allowed by the Federal Reserve.  On March 1, 2005, the Federal Reserve issued a final rule that retains Tier 1 capital treatment for trust-preferred securities but with stricter limits. Under the rule, after a five-year transition period, the aggregate amount of the trust preferred securities and certain other capital elements will retain their current limit of 25% of Tier 1 capital elements, net of goodwill less any associated deferred tax liability. The amount of trust preferred securities and certain other capital elements in excess of the limit could be included in Tier 2 capital, subject to restrictions. Applying the final rule at September 30, 2008, the Company would still be considered well-capitalized under regulatory capital guidelines.

NOTE 9—CAPITAL TRANSACTIONS

During the third quarter 2008, the Company declared and paid a $0.075 per share dividend, consistent with the third quarter 2007 dividend.  The Company repurchased 42,671 shares of its common stock during the third quarter 2008, compared to 9,644 during the third quarter 2007.

On June 11, 2008, the Company closed a public offering of 4.0 million shares of newly issued common stock at a public offering price of $34.00 per share, for net proceeds of $130.6 million after deducting underwriting commissions. During the second quarter 2008, the Company also sold $17.0 million of the Company’s series A preferred stock to certain funds managed by an affiliate of GTCR Golder Rauner, L.L.C. (“GTCR”) in connection with the exercise of GTCR’s pre-emptive rights triggered by the public offering. GTCR purchased from the Company 522.963 shares of the Company’s convertible preferred stock, which is convertible into 522,963 common shares and has no voting rights.  Additionally, on June 19, 2008, underwriters of the June 11 public offering of common stock partially exercised their over-allotment option and purchased an additional 568,700 shares of newly issued common stock, for net proceeds of approximately $18.5 million.

Additionally, the $120.0 million subordinated debt facility entered into during the third quarter 2008 and described in Note 7 to the consolidated financial statements qualifies as Tier 2 capital under banking rules and regulations.

At September 30, 2008, the Company had $100.0 million of subordinated debt outstanding and none outstanding on the senior debt facility.  The proceeds from the subordinated debt will be used to support the ongoing implementation of PrivateBancorp’s Strategic Growth Plan. The senior debt will be used for general corporate purposes.

NOTE 10 – FAIR VALUE MEASUREMENT

The Company adopted SFAS No. 157 on January 1, 2008, which:
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

Valuation Hierarchy

SFAS No. 157 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

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

Other Assets
Included in Other Assets are derivatives with positive fair values and other real estate owned, both generally classified as level 2.  The fair value of derivatives are determined based on the fair market value as quoted by broker-dealers using standardized industry models, third party advisors using standardized industry models, or internally generated models based primarily on observable inputs.  Other real estate owned is valued based on third-party appraisals of each property and the Company’s judgment of other relevant market conditions.  These assets are classified as level 2 valuations.

Other Liabilities
Included in Other Liabilities are derivatives with negative fair values. The fair value of derivatives are determined based on the fair market value as quoted by broker-dealers using standardized industry models, third party advisors using standardized industry models, or internally generated models based primarily on observable inputs.  These are classified as level 2 valuations.

The following table presents the financial instruments carried at fair value on a recurring basis as of September 30, 2008 (dollars in thousands) by balance sheet caption as described above and by SFAS No. 157 valuation hierarchy:

	Total	Level 1	Level 2	Level 3
Assets
Available-for-sale securities	$899,301	$120,875	$774,685	$3,741
Other assets	10,979	--	10,979	--
Total assets	$910,280	$120,875	$785,664	$3,741
Liabilities
Other liabilities	$11,792	$--	$11,792	$--
Total liabilities	$11,792	$--	$11,792	$--

The following table presents the changes in Level 3 financial instruments carried at fair value as of September 30, 2008 (dollars in thousands):

	Three months ended September 30, 2008	Nine months ended September 30, 2008
Balance at the beginning of period	$3,741	$3,820
Total unrealized gains	--	1
Purchases, sales, issuances and settlements, net	--	(80)
Transfer out of Level 3	--	--
Balance at the end of the period	$3,741	$3,741

Net unrealized gains	--	1

Nonrecurring fair value changes

Certain assets and liabilities are measured at fair value on a nonrecurring basis.  The instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following table presents the financial instruments carried at fair value on a nonrecurring basis as of September 30, 2008 (dollars in thousands) by balance sheet caption as described above and by SFAS No. 157 valuation hierarchy:

	Total	Level 1	Level 2	Level 3
Assets
Impaired loans	$35,416	$--	$35,416	$--
Other assets (1)	18,465	--	18,465	--
Total assets	$53,881	--	$53,881	--

(1) Other real estate owned

At September 30, 2008 in accordance with the provisions of FASB Statement No. 114, “Accounting by Creditors for Impairment of a Loan,” collateral-dependent impaired loans had a loan balance of $45.6 million, a specific reserve of $10.2 million and a fair value of $35.4 million.  The specific reserve for impaired loans included a writedown of $4.7 million in the third quarter of 2008.

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

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments, assuming that the amounts are fully advanced and that collateral or other security is of no value. The Company uses the same credit policies in making commitments and conditional obligations as they do for on-balance-sheet instruments.

At September 30, 2008 and December 31, 2007, the Company had the following categories of credit-related financial instruments:

	September 30, 2008	December 31, 2007
	(in thousands)
Commitments to extend credit	$2,652,948	$1,211,258
Standby letters of credit	137,597	72,691

Commitments to extend credit are agreements to lend to a client as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We evaluate each client’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary, upon extension of credit is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties. During the third quarter, the Company determined that unfunded commitments were not consistently defined by all of its subsidiary banks in the determination of the unfunded commitment levels as previously reported for December 31, 2007. Applying a consistent definition, the Company determined that unfunded commitments to extend credit for December 31, 2007 was $1,211,258, as reflected in the table above, compared to the previously reported amount of $1,686,143.  The Company determined that this change of unfunded commitments to extend credit as of December 31, 2007 was immaterial to the Company’s consolidated financial statements.

Standby letters of credit are conditional commitments we issue to guarantee the performance of a client to a third-party. Those guarantees are primarily issued to support commercial business activities of our clients. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to clients. The Company holds collateral supporting those commitments for which collateral is deemed necessary.

The Company enters into derivatives that include commitments to fund certain mortgage loans to be sold into the secondary market and forward commitments for the future delivery of residential mortgage loans. These derivatives are not entered into for purely speculative purposes nor have they been designated as SFAS No. 133 hedge relationships.  It is the Company’s practice to enter into forward commitments for the future delivery of fixed rate residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates on its commitments to fund the loans as well as on its portfolio of mortgage loans held-for-sale.  At September 30, 2008, the Company had approximately $19.0 million of interest rate lock commitments and $25.7 million of forward commitments for the future delivery of residential mortgage loans with rate locks.  Additionally, at September 30, 2008 the Company had $8.2 million of forward commitments for future delivery of residential mortgage loans that did not involve rate lock commitments.  The fair values were estimated based on changes in mortgage rates from the date of the commitments.

As part of its expanded client product offering, the Company offers various interest rate and foreign exchange derivatives to its customers to assist them in the management of their market price risk.  These derivatives include interest rate swaps and options, as well as currency forwards and options. We minimize our exposure from such contracts by entering into offsetting derivatives with institutional firms.  At the request of customers, we also enter into swap participation agreements with other financial institutions to either accept or transfer a portion of the credit risk related to a customer interest rate swap.

The above derivatives are entered into for trading purposes since they do not relate to the Company’s market risk exposures.  These derivatives are carried at fair value as a component of Other assets and Other liabilities with changes in fair value recorded in the income statement as part of Capital markets products income.

At September 30, 2008, the aggregate fair value of client-related derivatives assets was $11.0 million and the aggregate fair value of client-related derivatives liabilities was $11.8 million.  Net derivative losses of $814,000 were recorded in Capital markets products income during the period.

By using derivatives, the Company is exposed to credit risk since the counterparty may not perform.  The maximum loss on a derivative due to non-performance is equal to the greater of zero or its fair value.  Credit risk is minimized through credit approvals, limits, collateral agreements, and monitoring procedures.

The Company nets derivative assets and liabilities in the balance sheet to the extent that master netting arrangements meet the requirements of FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts,” as amended by FASB Interpretation No. 41, “Offsetting of Amounts Related to Certain Repurchase and Reverse Repurchase Agreements.”

NOTE 12—ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company is currently making equity award grants from two plans; the Strategic Long Term Incentive Compensation Plan (the “Strategic LTICP”) and the 2007 Long Term Incentive Compensation Plan (the “2007 LTICP”).  As part of the Company’s Strategic Growth Plan, the Company granted equity-based awards under its Strategic LTIP as a hiring inducement to certain new employees.   During the fourth quarter of 2007, the Company made retention awards under the 2007 LTICP to certain executives as part of the implementation of the Strategic Growth Plan.  We refer to awards issued as an inducement for new employees or for retention to existing executives as “transformation awards.”  In addition, certain other employees and non-employee directors have been granted awards from the 2007 LTICP as part of their annual compensation package.

Transformation Awards

The transformation awards include time-vested stock options and performance-vested stock options and market-condition restricted shares that vest based on the Company achieving specified levels of growth in earnings per share and stock price, respectively.  The inducement awards which have been made during 2008 contain substantially the same terms as awards made during the fourth quarter of 2007, but with different exercise prices based on the closing stock price on the date of grant.  The exercise price of the stock options granted in 2008 ranged from $26.64 to $36.75 per share.  In 2008, the Company issued awards from the Strategic LTICP relating to 1,006,600 shares in the first quarter, 874,350 shares in the second quarter and 196,250 shares in the third quarter.  Through September 30, 2008, inducement awards relating to 4,511,800 shares had been issued under the Strategic LTICP and 488,200 shares remain available for awards under the plan.

2007 Long Term Incentive Compensation Plan

The PrivateBancorp, Inc. 2007 Long Term Incentive Compensation Plan was approved by the stockholders at the Company’s 2008 annual meeting.  As a result, the awards previously issued under the plan will be settled in shares of the Company’s stock, rather than cash.  The Company used the annual meeting date as the measurement date to value these awards.  Previously, these awards were considered liability awards and revalued at each reporting period.

In the second quarter 2008, the Company issued equity awards under the 2007 LTICP to employees and non-employee directors as part of the annual compensation package.  These awards consist of time-vested stock options, restricted shares and restricted stock units.  The total value of these awards is approximately $6.4 million which will be expensed over a three-year period ending in the second quarter of 2011.

During the third quarter 2008, the Company issued awards relating to 124,402 shares to a nonemployee director, from the 2007 LTICP. These awards include time-vested stock options, performance vested stock options, restricted shares that vested on the grant date and restricted stock units similar to other non-employee directors.  The total value of these awards is approximately $1.6 million, $1.3 million of which will be expensed prior to year-end.

Stock- Based Compensation Expense

Total stock-based compensation expense totaled $5.8 million for the third quarter 2008 and $1.4 million for the third quarter 2007.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Overview

PrivateBancorp, Inc. (“PrivateBancorp” or the “Company”), a Delaware corporation, is a growing diversified financial services company with 22 offices in nine states. The Company owns five depository institutions that operate under the name The PrivateBank.  Since its inception in 1989, The PrivateBank has expanded into multiple geographic markets in the Midwest and Southeastern United States through the creation of de novo banks and banking offices and the acquisition of existing banks.

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

We continue to see strong revenue growth as a result of the execution of our Plan, driven by our organic balance sheet growth.  We are selective in the clients we choose to do business with, opting for people and businesses we know and with which we have relationships.  Based on our strategy, loans and deposits have continued to grow at a substantial pace.   We have begun to achieve the operating leverage that we expected in the Strategic Growth Plan, and this is reflected in the following specific results:

•	revenue during the third quarter grew 23% over second quarter 2008.
•	efficiency ratio improved from 96% in the second quarter to 72% in the third quarter 2008.
•	loans grew 16% during third quarter, and
•	Client deposits grew 14% during the third quarter.
Balance Sheet Growth

Total loans increased 78% to $7.4 billion at September 30, 2008, from $4.2 billion at December 31, 2007.  Commercial loans, including commercial and industrial and owner-occupied commercial real estate loans, continue to be the fastest-growing segment of the loan portfolio and increased to $3.5 billion or 46% of our total loans from $1.3 billion or 32% of total loans at the end of 2007. Commercial real estate loans decreased to 33% of our total loans at the end of the third quarter, compared to 38% of total loans at December 31, 2007.  We believe that on a percentage basis, the portfolio is diversified and the Company has achieved a more preferred loan mix relative to the end of 2007.

Total deposits increased 98% to $7.4 billion at September 30, 2008, from $3.8 billion at December 31, 2007, with $1.8 billion attributable to an increase in client deposits, which includes $304.4 million in client CDARS™ deposits. The CDARS™ deposit program is a deposit services arrangement that achieves FDIC deposit insurance for jumbo deposit relationships, which we believe is an attractive feature to many of our middle-market and private banking clients, particularly in this challenging banking environment.  Client deposits, which we define as total deposits less brokered deposits plus client CDARS™, were $5.0 billion, or 67%, of total deposits at the end of the third quarter.

During the third quarter 2008, we facilitated our deposit growth by aggressively pursuing deposits from existing and new clients, increasing institutional and municipal deposits, expanding our business DDA account balances through enhanced treasury management services, and continuing implementation of the CDARS™ deposit program.

We continue to enhance our suite of deposit products and treasury management services and in the third quarter 2008 average non-interest-bearing deposits grew to $547.3 million from $409.3 million at the end of the second quarter 2008 and from $302.9 million at the end of 2007.

Operating Leverage

During the third quarter 2008, we began to experience the operating leverage that we expected to achieve through the ongoing implementation of our Strategic Growth Plan.   Expenses began to moderate, allowing revenue to outpace the growth of expenses for the first time since adoption of the Plan in the fourth quarter 2007.  Revenue, on a tax equivalent basis, grew 23% over the second quarter 2008 to $65.8 million from $53.5 million, reflecting an increase in net interest income and non-interest income.

Net interest income totaled $53.2 million in the third quarter 2008, compared to $43.1 million in the second quarter 2008, an increase of 23%.  Net interest margin (on a tax equivalent basis) decreased to 2.72% for the third quarter 2008 compared to 2.77% for the second quarter 2008.  Net interest margin has continued to decline during 2008 due to continued decreases in the prime and LIBOR rates of interest and the increasing cost of available funding sources as well as an increase in non-performing assets.  A portion of this increased funding cost resulted from the issuance of $143.8 million of 10% trust preferred securities during the second quarter 2008.

We are committed to diversifying our fee-based revenue and in the third quarter 2008 non-interest income, excluding securities gains and losses, increased 26% to $11.5 million, compared to $9.1 million in the second quarter 2008 and $6.4 million in the third quarter 2007.  Fee income from Treasury Management and Capital Markets groups contributed a combined $4.3 million in the third quarter, compared to $2.2 million in the second quarter 2008 and $132,000 in the third quarter 2007.  Banking and other services income increased from $679,000 at the end of the third quarter 2007 to $2.0 million at the end of the third quarter 2008, primarily as a result of an increase in letter of credit fees.

Expenses related to personnel, professional services, and marketing all declined quarter over quarter contributing to an improved net loss for the third quarter 2008 of $7.3 million, or $0.23 per diluted share, compared to a net loss of $13.3 million, or $0.48 per diluted share, for the second quarter 2008 and net income of $9.2 million, or $0.42 per diluted share, for the third quarter 2007.

Non-interest expense was $47.1 million in the third quarter 2008, compared with $51.2 million in the second quarter 2008, a decrease of 8%, and $23.9 million in the third quarter 2007, an increase of 97%.  The increase from a year ago reflects significant increases in compensation and marketing expenses related to the investment in our Strategic Growth Plan as well as increases in professional services and deposit insurance.  Salaries and benefits expense decreased to $28.9 million in the third quarter 2008 from $31.8 million in the second quarter 2008, a decrease of 9%, mainly due to lower bonus accruals and minimal signing bonuses for new hires.

Credit Quality

The credit markets remain challenging, and the Company continues to make asset quality monitoring a key priority.  The allowance for loan losses as a percentage of total loans was 1.37% at September 30, 2008 compared to 1.23% at June 30, 2008, and 1.17% at December 31, 2007.  During the third quarter 2008, the provision for loan losses increased to $30.2 million compared to $2.4 million in the third quarter 2007. The increase is attributable to the substantial loan growth the Company continues to experience, as well as current market conditions, which have led to an increase in non-performing assets and loans charged off during the third quarter 2008. Non-performing assets to total assets were 1.18% at September 30, 2008, compared to 0.97% at December 31, 2007.  Net charge-offs totaled $7.0 million in the third quarter 2008, or an annualized rate of 0.40% of average total loans, compared with net charge-offs of $1.6 million, or an annualized rate of 0.17% of average total loans, in the prior year third quarter.  Year-to-date, charge-offs were primarily attributable to residential development loans.

Delinquencies (loans 30-89 days past due and still accruing) at September 30, 2008, were $50.0 million, or 0.67% of total loans, compared to $30.1 million in delinquencies, or 0.47% of total loans, at June 30, 2008, and $102.6 million, or 2.46% of total loans at December 31, 2007. This reduction in delinquencies as a percent of total loans since year-end 2007 is a direct result of a disciplined focus on actively reducing delinquent accounts.

Performance metrics

We are committed to differentiating our Company in the marketplace through the quality of our people, commitment to our clients, discipline around the quality of our portfolios and our processes, and the solid fundamentals that will support our growth.   Management is keenly focused on the key performance indicators of operating efficiency, revenue growth, deposit and loan growth, asset quality and capital in order to enhance stockholder value as we continue to execute our Plan.

For financial information regarding our business segments, which include Banking, The PrivateWealth Group and Holding Company Activities, see “Operating Segments Results” beginning on page 32 and Note 2 to our consolidated unaudited financial statements as of and for the three and nine months ended September 30, 2008 included in this report.

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

Goodwill was adjusted during the second quarter 2008 to correct an accounting error made in connection with the December 2002 acquisition of Lodestar by The PrivateBank – Chicago.  At the time of the acquisition, the Company did not properly record a liability and offsetting entries to goodwill and client relationship intangibles for the value of certain contractual "put" rights related to the minority interest owned by the principals of Lodestar.  As a result of the error, goodwill and client relationship intangibles were understated by $1.7 million and $514,000, respectively.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS
 ENDED SEPTEMBER 30, 2008 AND 2007

 The profitability of our operations depends on our net interest income, provision for loan losses, non-interest income, and non-interest expense. Net interest income is dependent on the amount of, and yields we are able to earn on, interest-earning assets, such as loans and investment securities, as compared to the amount of, and rates we are required to pay on, interest-bearing liabilities, such as deposits. Net interest income is sensitive to changes in market rates of interest as well as to the execution of our asset/liability management strategy. The provision for loan losses is affected by changes in the loan portfolio, including loan growth, management’s assessment of the collectability of the loan portfolio, historical loss experience, as well as economic and market factors.  Non-interest income consists primarily of fee revenue generated by The PrivateWealth Group, capital markets products income, treasury management income, mortgage banking income, earnings on bank owned life insurance and fees for ancillary banking services.  Net securities gains/losses are also included in non-interest income.

 Net Income

The Company reported a net loss for the third quarter 2008 of $7.3 million, or $0.23 per diluted share, compared to net income of $9.2 million, or $0.42 per diluted share, for the third quarter 2007. For the nine months ended September 30, 2008, the Company reported a net loss of $29.5 million, or $1.04 per diluted share, compared to net income of $27.0 million, or $1.23 per diluted share, for the prior year period. The net loss in each of the three-month and nine-month periods was primarily attributable to expenses associated with the implementation of our previously announced Strategic Growth Plan and an increase in our provision for loan losses.  The nine-month period also includes a charge associated with the correction of a prior-period accounting error in the second quarter 2008.

 Net Interest Income

Net interest income was $53.2 million for the three months ended September 30, 2008, compared to $32.3 million in the prior year quarter, an increase of 65%, primarily attributable to a significant increase in loan volume.  Net interest income is affected by both the volume of assets and liabilities recorded during the period and the corresponding rates earned and paid on those balance sheet accounts.  Net interest income increased over the prior year period primarily due to a larger base of assets earning interest, which more than offset the net interest margin compression during the quarter. Average quarterly earning assets at September 30, 2008 were $7.8 billion compared to $4.2 billion at September 30, 2007, an increase of 86%.  Given the strong growth in earning assets during the third quarter 2008, we expect growth in net interest income will continue during the fourth quarter 2008.

Our net interest margin on a tax equivalent basis was 2.72% for the three months ended September 30, 2008 compared to 3.16% for the prior year quarter, a decrease of 44 basis points.  Earning assets yielded 5.58% in the third quarter 2008 compared to 7.50% in the third quarter 2007, a decrease of 192 basis points.  Our cost of funds was 3.24% during the third quarter 2008 compared to 4.79% during the third quarter 2007, a decrease of 155 basis points.  Non-interest bearing funds, which represent non-interest bearing sources of funds that are able to be deployed in interest bearing assets, positively impacted net interest margin by 0.38% for the three months ended September 30, 2008 compared to 0.45% in the prior year quarter.

A large portion of our funding is sensitive to movements in the federal funds rate through our prime rate of interest and in the short end of the LIBOR yield curve, as a large majority of our loan portfolio is effectively priced off the prime rate and LIBOR.  Our net interest margin declined during 2008 due to continued decreases in the prime and LIBOR rates of interest and loans repricing more quickly than deposits; over the twelve month period from September 30, 2007 to September 30, 2008, the prime rate decreased 275 basis points and average 3-month LIBOR decreased 281 basis points.  The cost of available funding sources used to support our loan growth, which did not decrease as significantly as the yield on our interest earning assets, has further negatively impacted our margin in 2008.  Another factor that significantly increased our cost of funds in the third quarter 2008 compared to the same period in 2007 included the issuance of $143.8 million of 10% trust preferred securities during the second quarter 2008.  We continue to rely on relatively more expensive brokered deposits as a funding source for a portion of our balance sheet growth.  The Federal Reserve recent move to lower rates, as well as any further reductions in interest rates, has and will put additional pressure on our net interest margin.  During the latter part of the third quarter 2008, the cost of brokered deposits has fluctuated widely and, accordingly, it is difficult to predict the effect of this funding source on our net interest margin in future quarters.

Additionally, our net interest margin was negatively impacted by the increase in non-performing assets during the quarter, which grew to $106.5 million at September 30, 2008 from $73.1 million at June 30, 2008 and $48.3 million at December 31, 2007.  During the third quarter 2008, the Company reversed approximately $1.0 million in accrued interest income due to loans which became non-performing.  The interest reversal during the quarter accounted for five basis points of margin compression.

Net interest income was $132.6 million for the nine months ended September 30, 2008, compared to $96.4 million for the same period in 2007, an increase of 38%. Net interest margin on a tax equivalent basis was 2.77% for the nine months ended September 30, 2008, compared to 3.24% in the prior year period, a decrease of 47 basis points.  The increase in net interest income in the 2008 period compared to the 2007 period was primarily attributable to the larger base of assets earning interest.

The following tables present a summary of our net interest income, related net interest margin, and average balance sheet calculated on a tax equivalent basis (dollars in thousands):

	Three Months Ended September 30,
	2008			2007 (1)
	Average Balance(2)	Interest	Rate	Average Balance(2)	Interest	Rate
Assets:
Fed funds sold and interest bearing deposits	$37,962	$217	2.25%	$15,390	$259	6.63%
Securities:
Taxable	683,998	8,161	4.77%	283,948	3,450	4.86%
Tax exempt	179,105	2,945	6.58%	198,148	3,417	6.90%
Total securities	863,103	11,106	5.14%	482,096	6,867	5.70%
Loans :
Commercial, construction and commercial real estate	6,092,638	88,273	5.72%	3,108,900	61,612	7.86%
Residential real estate	373,665	4,972	5.32%	264,643	4,035	6.10%
Private client	474,478	6,163	5.15%	334,646	6,652	7.89%
Total loans(3)	6,940,781	99,408	5.66%	3,708,189	72,299	7.74%
Total earning assets	$7,841,846	$110,731	5.58%	$4,205,675	$79,425	7.50%
Allowance for loan losses	(84,808)			(41,174)
Cash and due from banks	101,023			50,613
Other assets	325,291			231,281
Total average assets	$8,183,352			$4,446,395

Liabilities:
Interest-bearing demand accounts	$154,022	$383	0.99%	$137,740	$475	1.37%
Regular savings deposits	18,006	80	1.76%	11,979	64	2.12%
Money market accounts	2,282,822	12,705	2.21%	1,554,732	17,840	4.55%
Time deposits	1,537,431	13,243	3.42%	1,069,765	14,101	5.23%
Brokered deposits	2,092,609	20,355	3.86%	588,139	7,631	5.15%
Total interest-bearing deposits	6,084,890	46,766	3.05%	3,362,355	40,111	4.73%
Other borrowings	593,068	4,634	3.06%	343,820	4,350	4.95%
Junior subordinated deferrable interest debentures held by trusts that issued guaranteed capital debt securities	244,793	5,258	8.40%	101,033	1,604	6.21%
Total interest-bearing liabilities	$6,922,751	$56,658	3.24%	$3,807,208	$46,065	4.79%
Non-interest bearing deposits	547,304			299,201
Other liabilities	84,803			32,062
Stockholders' equity	628,494			307,924
Total average liabilities & stockholders' equity	$8,183,352			$4,446,395
Tax equivalent net interest income(4)		$54,073			$33,360
Net interest spread(5)			2.34%			2.71%
Effect of non interest bearing funds			0.38%			0.45%
Net interest margin(4)(6)			2.72%			3.16%

	Nine Months Ended September 30,
	2008			2007
	Average Balance(2)	Interest	Rate	Average Balance(2)	Interest	Rate
Assets:
Fed funds sold and interest bearing deposits	$28,250	$658	3.07%	$16,230	$736	6.01%
Securities:
Taxable	489,637	17,903	4.87%	281,952	10,633	5.03%
Tax exempt	186,451	9,393	6.72%	198,362	10,254	6.89%
Total securities	676,088	27,296	5.38%	480,314	20,887	5.80%
Loans :
Commercial, construction and commercial real estate	5,001,472	228,482	6.05%	3,035,797	180,753	7.96%
Residential real estate	331,992	13,743	5.52%	262,535	11,792	5.99%
Private client	424,799	17,509	5.49%	326,231	19,372	7.94%
Total loans(3)	5,758,263	259,734	5.97%	3,624,563	211,917	7.82%
Total earning assets	$6,462,601	$287,688	5.90%	$4,121,107	$233,540	7.57%
Allowance for loan losses	(67,839)			(39,556)
Cash and due from banks	62,065			60,250
Other assets	302,781			229,639
Total average assets	$6,759,608			$4,371,440

Liabilities:
Interest-bearing demand accounts	$158,875	$1,230	1.03%	$141,705	$1,508	1.42%
Regular savings deposits	15,612	197	1.68%	13,004	179	1.84%
Money market accounts	1,930,486	37,105	2.56%	1,521,090	51,454	4.52%
Time deposits	1,409,825	41,515	3.92%	1,038,331	40,197	5.18%
Brokered deposits	1,545,645	48,397	4.17%	579,602	22,549	5.20%
Total interest-bearing deposits	5,060,443	128,444	3.38%	3,293,732	115,887	4.70%
Other borrowings	490,049	14,141	3.79%	349,817	13,306	5.02%
Junior subordinated deferrable interest debentures held by trusts that issued guaranteed capital debt securities	170,290	9,587	7.40%	101,033	4,756	6.21%
Total interest-bearing liabilities	$5,720,782	$152,172	3.54%	$3,744,582	$133,949	4.77%
Non-interest bearing deposits	425,421			294,980
Other liabilities	80,482			30,074
Stockholders' equity	532,924			301,804
Total average liabilities & stockholders' equity	$6,759,609			$4,371,440
Tax equivalent net interest income(4)		$135,516			$99,591
Net interest spread54)			2.36%			2.80%
Effect of non interest bearing funds			0.41%			0.44%
Net interest margin(4)(6)			2.77%			3.24%

(1)	Prior period net interest margin computations were modified to conform with the current period presentation.
(2)	Average balances were generally computed using daily balances.
(3)
Non-accrual loans are included in the average balances and the average annualized interest foregone on these loans was approximately $4.5 million for the quarter ended September 30, 2008 compared to approximately $1.8 million in the prior year quarter.  The average annualized interest foregone on these loans was approximately $3.5 million for the nine months ended September 30, 2008 compared to approximately $1.1 million in the prior year period.

(4)	Reconciliation of current quarter net interest income to prior year quarter net interest income on a tax equivalent basis:

	Three months ended September 30,
	2008	2007
Net interest income	$53,155	$32,288
Tax equivalent adjustment to net interest income	918	1,072
Net interest income, tax equivalent basis	$54,073	$33,360

	Nine months ended September 30,
	2008	2007
Net interest income	$132,576	$96,374
Tax equivalent adjustment to net interest income	2,940	3,217
Net interest income, tax equivalent basis	$135,516	$99,591
(5)	Yield on average interest-earning assets less rate on average interest-bearing liabilities.
(6)	Net interest income, on a tax-equivalent basis, divided by average interest-earning assets.

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

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007
	Change due to volume	Change due to rate	Change due to mix	Total change
	(in thousands)
Interest income/expense from:
Fed funds sold and other short-term investments	$380	$(171)	$(251)	$(42)
Investment securities (taxable)	4,861	(62)	(88)	4,711
Investment securities (non-taxable)(1)	(328)	(158)	15	(471)
Loans, net of unearned discount	63,574	(19,388)	(17,078)	27,108
Total tax equivalent interest income(1)	68,487	(19,779)	(17,402)	31,306
Interest-bearing deposits	34,127	(16,126)	(11,346)	6,655
Funds borrowed	3,153	(1,664)	(1,205)	284
Junior subordinated deferrable interest debentures held by trusts that issued guaranteed capital debt securities	2,282	566	806	3,654
Total interest expense	39,562	(17,224)	(11,745)	10,593
Net tax equivalent interest income(1)	$28,925	$(2,555)	$(5,657)	$20,713
Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007
	Change due to volume	Change due to rate	Change due to mix	Total change
	(in thousands)
Interest income/expense from:
Fed funds sold and other short-term investments	$545	$(358)	$(265)	$(78)
Investment securities (taxable)	7,832	(324)	(238)	7,270
Investment securities (non-taxable)(1)	(616)	(261)	16	(861)
Loans, net of unearned discount	126,010	(48,919)	(29,274)	47,817
Total tax equivalent interest income(1)	133,771	(49,862)	(29,761)	54,148
Interest-bearing deposits	66,033	(36,666)	(16,810)	12,557
Funds borrowed	5,334	(3,212)	(1,287)	835
Junior subordinated deferrable interest debentures held by trusts that issued guaranteed capital debt securities	3,260	932	639	4,831
Total interest expense	74,627	(38,946)	(17,458)	18,223
Net tax equivalent interest income(1)	$59,144	$(10,916)	$(12,303)	$35,925

(1)
Interest income on tax-advantaged investment securities reflects a tax equivalent adjustment based on a marginal federal corporate tax rate of 35% for 2008 and 2007.  The total tax equivalent adjustment reflected in the above table was $918,000 and $1.1 million for the three months ended September 30, 2008 and 2007, respectively. The total tax equivalent adjustment reflected in the above table was $2.9 million and $3.2 million for the nine months ended September 30, 2008 and 2007, respectively.

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

During the third quarter 2008, the provision for loan losses increased to $30.2 million compared to $2.4 million in the third quarter 2007.  The increase is attributable to deterioration in current market conditions and the Company’s substantial loan growth, as well as an increase in non-performing assets and loans charged off during the quarter. Net charge-offs for the three months ended September 30, 2008 were $7.0 million, or an annualized rate of 0.40% of average total loans, compared to charge-offs of $1.6 million, or an annualized rate of 0.17% of average total loans, for the comparable period in 2007. For the nine months ended September 30, 2008, the provision for loan losses increased to $70.3 million compared to $6.8 million in the prior year period.  Net charge-offs for the nine months ended September 30, 2008 were $17.0 million, compared to net charge-offs of $2.7 million for the comparable period in 2007.

 Non-interest Income

The following table presents the breakdown of non-interest income for the periods presented and the variance between periods:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2008	2007	Variance	2008	2007	Variance
	(in thousands)			(in thousands)
The PrivateWealth Group fee revenue	$4,059	$4,029	1%	$12,828	$11,878	8%
Mortgage banking income	776	1,157	(33)%	3,535	3,700	(4)%
Capital markets products income	3,815	--	n/m	6,164	--	n/m
Treasury management income	439	132	232%	902	428	111%
Bank owned life insurance	439	403	9%	1,308	1,225	7%
Banking and other services	2,006	679	196%	3,656	2,491	47%
Net securities gains	180	366	(51)%	1,280	348	268%
Total non-interest income	$11,714	$6,766	73%	$29,673	$20,070	48%

Non-interest income was $11.7 million for the three months ended September 30, 2008 compared to $6.8 million for the prior year period, reflecting an increase of 73%. Of the $4.9 million increase in non-interest income, approximately 83% was due to an increase in fee income generated on new capital markets products and treasury management services.  One of the goals of our Strategic Growth Plan is to diversify our non-interest income by generating new sources of fee income through the offering of new products and services.  Over the last three quarters, the Company has enhanced or introduced a variety of new products and services including capital markets products, lockbox, control disbursement, virtual vault, interest-rate swaps, and foreign exchange services.

Non-interest income was $29.7 million for the nine months ended September 30, 2008, compared to $20.1 million for the prior year period, an increase of 48%. Of the $9.6 million increase in non-interest income, approximately 69% was due to increases in capital markets products and treasury management services.

The PrivateWealth Group fee revenue was $4.1 million for the three months ended September 30, 2008, essentially even with $4.0 million in the prior year period.  The PrivateWealth Group fee revenue increased 8% to $12.8 million for the nine months ended September 30, 2008, compared to $11.9 million for the first nine months of the prior year. The PrivateWealth Group assets under management were $3.4 billion at September 30, 2008 and December 31, 2007 and $3.3 billion at September 30, 2007.  Net additions to existing and new accounts during the third quarter 2008 more than offset decreases in assets under management related to market performance.

Reflecting the slow residential mortgage market, mortgage banking fee income decreased 33% for the third quarter 2008 to $776,000, compared to $1.2 million for the third quarter 2007.  For the nine months ended September 30, 2008 and September 30, 2007, mortgage banking income remained relatively unchanged at $3.5 million and $3.7 million, respectively.

Capital markets products income was $3.8 million for the three months ended September 30, 2008. We launched the capital markets group late in the first quarter of 2008 to assist middle-market clients with hedging interest rates, foreign currency fluctuation and commodity pricing risks.  Capital markets products income for the nine months ending September 30, 2008 was $6.2 million.  There is a correlation between our capital markets products income and our loan growth.  As we add clients and loans to our balance sheet, we offer clients an opportunity to mitigate their interest rate risk through the capital markets products we offer.

Treasury management income increased 232% to $439,000 for the third quarter 2008 in comparison to $132,000 for the prior year quarter. For the nine months ended September 30, 2008, treasury management services generated income of $902,000 in comparison to $428,000 in the prior year period, reflecting the expansion of products and services, the addition of new client relationships and the growth of our relationships with existing clients.

Banking and other services income increased for the third quarter 2008 to $2.0 million from $679,000 in the prior year quarter mainly primarily due to an increase in letter of credit fees.  For the nine months ended September 30, 2008, banking and other services income increased to $3.7 million from $2.5 million in the prior year period primarily due to an increase in letter of credit fees.  The second quarter 2007 benefited because of the inclusion of $646,000 of insurance proceeds the Company received during that quarter covering a portion of losses the Company incurred in the fourth quarter 2006 as a result of a previously disclosed employee fraud.

Net securities gains were $180,000 for the three months ended September 30, 2008 compared to a gain of $366,000 in the prior year period. For the nine months ended September 30, 2008, securities gains were $1.3 million compared to $348,000 in the prior year period. The increase from both prior year periods was due to gains realized in selective repositioning of the investment portfolio.  Please refer to Note 5 to the consolidated financial statements for additional information on our securities portfolio.

Non-interest Expense

The following table presents the breakdown of non-interest expense for the periods presented and the variance between periods:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2008	2007	Variance	2008	2007	Variance
	(in thousands)			(in thousands)
Salaries and employee benefits	$28,895	$13,083	121%	$88,459	$39,546	124%
Occupancy expense, net	4,364	3,336	31%	12,556	9,286	35%
Professional services	3,374	2,109	60%	10,684	5,434	97%
Investment manager expenses	829	857	(3)%	2,608	2,507	4%
Marketing	2,083	1,058	97%	7,614	3,676	107%
Technology and related costs	1,554	1,039	50%	3,942	2,924	35%
Postage, telephone and delivery	575	409	41%	1,663	1,224	36%
Supplies and printing	275	221	24%	988	722	37%
Amortization of intangibles	241	241	n/m	896	726	23%
Insurance	2,460	452	444%	5,067	1,166	335%
Other expense	2,435	1,119	118%	6,745	3,388	99%
Total non-interest expense	$47,085	$23,924	97%	$141,222	$70,599	100%

Non-interest expense was $47.1 million in the third quarter 2008, compared with $23.9 million in the third quarter 2007, an increase of 97%.  The increase from a year ago reflects significant increases in compensation and marketing expenses related to the investment in the Strategic Growth Plan as well as increases in professional services and deposit insurance premiums.  Non-interest expense for the nine months ended September 30, 2008 was $141.2 million, an increase of 100% from $70.6 million for the same period in the prior year.

The efficiency ratio (on a tax-equivalent basis), which measures the percentage of revenue that is expended as non-interest expense, was 71.6% in the third quarter 2008, up from 59.6% in the prior year third quarter.  However, strong revenue growth, a moderation in hiring, and other cost control efforts in the third quarter 2008 led to a material improvement from the 95.7% efficiency ratio at the end of the second quarter 2008.  On a tax-equivalent basis, this ratio indicates that in the third quarter 2008, we spent 71.6 cents to generate each dollar of revenue while in the third quarter 2007 we spent 59.6 cents and in the second quarter 2008 we spent 95.7 cents to generate each dollar of revenue.

The significant increase in salaries and benefit expense in the 2008 periods over the 2007 periods is the result of the significant number of new employees the Company hired in implementing the Plan and the compensation used to recruit these individuals to join the Company including base salary, sign-on bonuses, annual bonus opportunities and equity awards.  Full-time equivalent employees increased 47% to 758 at the end of the third quarter 2008, from 517 at the end of the third quarter 2007.  The majority of this increase resulted from hiring a large number of bankers who are responsible for business development and client service.  Additionally, a substantial number of professionals have been hired to enhance the Company’s infrastructure, including senior level employees in the areas of credit risk management, operations, human resources, legal and finance.

Total stock-based compensation expense, was $5.8 million in the third quarter 2008 and $1.4 million in the third quarter 2007.  Non-interest expense in the third quarter 2008 also includes the accrual of a pro rata portion of the Company’s current estimate of aggregate annual cash bonus incentive compensation for 2008 which may be awarded based on performance that the Company believes is indicative of the Company’s progress toward achieving long-term success under the Plan.  As the significant portion of our hiring and the granting of transformation equity grants related to the Plan is completed, we expect the pace of growth in salaries and benefits expense to moderate in the coming quarters.

The 31% increase in occupancy expense in the third quarter 2008 compared to the third quarter 2007 is due to the expansion and improvement of several of our existing offices, leasing new office space and an increase in common area maintenance charges at our headquarters location. For the nine months ended September 30 2008, occupancy expense increased to $12.6 million compared to $9.3 million in the prior year period. Since September 30, 2007, we have opened offices in Minneapolis, Cleveland, Des Moines and Denver as well as leased additional space in downtown Chicago.  During the second quarter 2008, we signed a definitive lease agreement to move our headquarters location to 120 S. LaSalle Street in Chicago during the first quarter 2009.  We will continue to maintain our offices at our current downtown Chicago location at 70 W. Madison.

Professional services, which include fees paid for legal, accounting, and other consulting services, increased 60% to $3.4 million for the third quarter 2008, from $2.1 million in the prior year quarter.  For the nine months ended September 30, 2008, professional services were $10.7 million compared to $5.4 million in the prior year period.  The increase is primarily due to higher legal and consulting fees to support various strategic initiatives including the rapid expansion of products and service offerings, infrastructure enhancements, hiring of key personnel and increased fees paid for external and internal audit services.

For the three months ended September 30, 2008, marketing expenses increased 97% over the prior year period to $2.1 million. For the nine months ended September 30, 2008, marketing expenses increased to $7.6 million compared to $3.7 million in the prior year period. The increase in marketing expense reflects an increase in marketing initiatives for client development pursuant to the Plan, website upgrading, charitable and corporate contributions and overall growth in the Company’s business development activities.

Technology and related costs, which include fees paid for information technology services and support, increased 50% during the third quarter 2008 compared to the third quarter 2007 due to investments in technology Company-wide and support for facility relocations and upgrading. Technology and related costs increased 35% for the nine months ended September 30, 2008.

Insurance expense increased 444% to $2.5 million for the three months ended September 30, 2008 from $452,000 in the prior year period. For the nine months ended September 30, 2008, insurance expense increased 335% to $5.1 million from $1.2 million in the prior year period. The increase in insurance expense is primarily due to an increase in FDIC insurance premiums caused by increased rates and a substantial increase in deposit balances. We expect insurance expense to continue to increase in 2009 given the recent increase in premiums by the FDIC and our expected continued growth in deposit balances.

The increase in the other expense category for the three and nine months ended September 30, 2008 relative to the prior periods is primarily due to operating expenses and disposition costs related to the resolution of OREO property.

The Company expects to gain increased operating leverage going forward as we continue to grow our revenue.  Our operating leverage improved in the third quarter, as evidenced by the material decrease in our efficiency ratio quarter over quarter.  Our goal is to achieve more substantial operating leverage in the coming quarters.

Minority Interest Expense

In April 2008, the Company amended its agreement with the principals of Lodestar and effectively reduced its controlling interest in Lodestar to 75.35% from 80%.  The Company granted a form of restricted stock of an approximately 5% controlling interest in Lodestar to one of the key principals of Lodestar in recognition of the principal’s contributions and the substantial amount of new business this principal has generated over the past few years.  The Bank has made a loan to this principal to acquire the 5% interest.  Contingent on the continued employment of this principal, The PrivateBank - Chicago will forgive the repayment of principal and interest on this loan over a four-year period.  For the quarters ended September 30, 2008 and 2007, we recorded $86,000 and $100,000 of minority interest expense, respectively.

Income Taxes

The following table shows the Company’s income before income taxes, applicable income taxes and effective tax rate for the nine months ended September 30, 2008 and 2007, respectively (in thousands):
	Nine months ended September 30,
	2008	2007
Income before taxes	$(49,558)	$38,797
Income tax (benefit) provision	(20,070)	11,845
Effective tax rate	40.5%	30.5%

The effective income tax rate varies from statutory rates principally due to certain interest income that is tax-exempt for federal or state purposes, and certain expenses that are disallowed for tax purposes. The increase in the effective tax rate for 2008 compared to the same period in 2007 is a result of changes in the mix of certain items that are permanently excluded from the calculation of income taxes and changes to tax laws in the state of Illinois.

Operating Segments Results

As described in Note 2 to the consolidated financial statements included herewith, our operations consist of three primary business segments: Banking; The PrivateWealth Group; and the Holding Company.  The PrivateBank Mortgage Company results are included with the Banking segment.

Banking

The profitability of the Banking segment is primarily dependent on net interest income, provision for loan losses, non-interest income and non-interest expense.  Net income for the Banking segment for the quarter ended September 30, 2008 decreased 85% to $1.9 million from net income of $13.0 million for the year earlier period.  For the nine months ended September 30, 2008, the Banking segment reported a net loss of $4.4 million, compared to net income of $38.8 million in the prior year period.  The decrease in net income for the Banking segment resulted primarily from expenses associated with the implementation of our Strategic Growth Plan, including significant compensation-related expense and other non-interest expenses as well as higher provision for loan losses. Net interest income for the Banking segment for the quarter ended September 30, 2008 increased to $59.8 million from $36.0 million in the prior year period.  Total loans for the Banking segment increased by 78% to $7.4 billion at September 30, 2008 as compared to $4.2 billion at December 31, 2007.  The majority of the loan growth for the period occurred in the commercial and commercial real estate categories, which grew by 164% and 50%, respectively. Total deposits increased by 90% to $7.5 billion at September 30, 2008 from $4.0 billion at December 31, 2007.  Growth in money market accounts, other time deposits, and interest bearing demand deposits accounted for the majority of the client deposit growth.  CDARs™ deposits, which are included in brokered deposits and is a deposit services arrangement that achieves FDIC deposit insurance for jumbo deposit relationships, increased by $846.2 million from December 31, 2007.

The PrivateWealth Group

    The PrivateWealth Group fee revenue was $4.1 million for the three months ended September 30, 2008, an increase of 1% from $4.0 million from the prior year period.  The PrivateWealth Group fee revenue increased 8% to $12.8 million for the nine months ended September 30, 2008, compared to $11.9 million for the first nine months of the prior year. The PrivateWealth Group assets under management, which include assets under management, assets supervised and assets in accounts receiving services or products from LPL Financial Corp. (formerly Linsco/Private Ledger Corp.), were $3.4 billion at September 30, 2008 and December 31, 2007 and $3.3 billion at September 30, 2007.

 For a number of our wealth management relationships, we utilize third-party investment managers and these fees are included in investment manager expenses.  Investment manager expenses decreased to $829,000 for the three months ended September 30, 2008, compared to $857,000 for same period in 2007.  Of our third-party investment managers, none individually managed more than 5% of total wealth management assets under management as of September 30, 2008.

Holding Company

Holding Company activities consist of parent company only matters. The Holding Company’s most significant assets are its net investments in its five banking subsidiaries, The PrivateBank – Chicago, The PrivateBank - St. Louis (which includes The PrivateBank – Kansas City), The PrivateBank – Michigan, The PrivateBank – Wisconsin, The PrivateBank – Georgia, and our mortgage banking subsidiary, The PrivateBank Mortgage Company.  Holding Company activities are reflected primarily by interest expense on borrowings and operating expenses of the parent company. Recurring Holding Company operating expenses consist primarily of compensation (amortization of restricted stock and stock awards and stock option expense) and professional services.  The Holding Company segment reported a net loss of $9.0 million for the quarter ended September 30, 2008, compared to a net loss of $4.1 million for the same period in 2007.  For the nine months ended September 30, 2008, the Holding Company segment reported a net loss of $25.1 million, compared to a net loss of $12.4 million for the same period in 2007.  The increase in net loss year over year is primarily due to an increase in non-interest expenses, primarily related to compensation expense associated with share-based payment expense, professional services and marketing expenses.

FINANCIAL CONDITION

 Total Assets

Total assets increased to $9.0 billion at September 30, 2008, an increase of 81% from $5.0 billion at December 31, 2007.  Asset growth from December 31, 2007 was due to loan growth of 78% during the period.  Loan growth was funded primarily with client deposits, which grew 55% from December 31, 2007.

Loans

Total gross loans increased to $7.4 billion at September 30, 2008, an increase of approximately 78%, from $4.2 billion at December 31, 2007.  Company-wide, the loan growth since December 31, 2007 has occurred in all categories, but primarily in the commercial and commercial real estate categories.  Our Strategic Growth Plan is driving our loan growth and our loan pipeline remains strong.

The following table sets forth the composition of our loan portfolio, net of unearned discount, by category (in thousands) at the following dates:

	September 30, 2008	Percentage of total loans	December 31, 2007	Percentage of total loans	Variance between periods
Commercial and industrial	$2,957,507	39%	$827,837	20%	257%
Owner occupied CRE	499,964	7%	483,920	12%	3%
Total commercial	$3,457,471	46%	$1,311,757	32%	164%
Commercial real estate	2,049,047	28%	1,386,275	33%	48%
Commercial real estate - multi-family	353,879	5%	217,884	5%	62%
Total CRE	$2,402,926	33%	$1,604,159	38%	50%
Construction	711,606	10%	613,468	15%	16%
Private client (1)	318,552	4%	247,462	6%	29%
Residential real estate	374,488	5%	265,466	6%	41%
Home equity	176,094	2%	135,483	3%	30%
Total loans	$7,441,137	100%	$4,177,795	100%	78%

(1)	Includes personal, auto, watercraft, and overdraft lines of credit.

The following table sets forth the composition of our construction and commercial real estate loan portfolio, net of unearned discount, by property type and collateral location at September 30, 2008 and December 31, 2007.  Construction loans totaled $711.6 million and commercial real estate loans totaled $2.4 billion at September 30, 2008.

	Collateral Location at September 30, 2008						Loan Type
Loan Type	IL	MO	MI	WI	GA	Other	as a % of total
Construction:
Residential 1-4 family	3.7%	0.9%	0.6%	0.0%	1.7%	0.9%	7.8%
Multi-family	0.9%	0.3%	0.0%	0.1%	0.0%	0.2%	1.5%
Other	5.0%	1.0%	0.6%	0.5%	0.4%	2.8%	10.3%
Total construction	9.6%	2.2%	1.2%	0.6%	2.1%	3.9%	19.6%
Commercial real estate:
Health care	3.1%	0.3%	0.6%	0.0%	0.0%	6.4%	10.4%
Land development	8.7%	1.3%	0.6%	0.5%	0.4%	2.4%	13.9%
Residential 1-4 family	2.7%	0.6%	1.5%	0.4%	0.0%	0.8%	6.0%
Multi-family	5.2%	1.3%	0.5%	0.4%	1.1%	1.0%	9.5%
Office	5.7%	2.0%	0.9%	0.4%	1.1%	2.7%	12.8%
Warehouse	3.8%	0.2%	1.7%	0.0%	0.6%	1.0%	7.3%
Mixed use	2.8%	0.7%	0.4%	0.1%	0.0%	0.2%	4.2%
Retail	3.1%	0.3%	3.2%	0.3%	0.4%	4.0%	11.3%
Other	1.9%	0.0%	1.3%	0.0%	0.3%	1.5%	5.0%
Total Commercial real estate	37.0%	6.7%	10.7%	2.1%	3.9%	20.0%	80.4%
Total construction and commercial real estate	46.6%	8.9%	11.9%	2.7%	6.0%	23.9%	100.0%

	Collateral Location at December 31, 2007						Loan Type
Loan Type	IL	MO	MI	WI	GA	Other	as a % of total
Construction:
Residential 1-4 family	7.0%	1.9%	0.5%	0.2%	3.0%	0.4%	13.0%
Multi-family	1.6%	0.2%	0.2%	0.1%	0.0%	0.1%	2.2%
Other	6.6%	0.9%	0.4%	1.1%	0.0%	1.5%	10.5%
Total construction	15.2%	3.0%	1.1%	1.4%	3.0%	2.0%	25.7%
Commercial real estate:
Vacant land	14.0%	2.1%	2.9%	0.5%	1.7%	1.6%	22.8%
Residential 1-4 family	4.4%	0.9%	0.0%	0.4%	0.0%	1.4%	7.1%
Multi-family	7.6%	0.7%	0.6%	0.4%	0.2%	0.1%	9.6%
Mixed use	2.6%	1.1%	1.1%	0.1%	1.1%	0.2%	6.2%
Office	4.5%	1.1%	1.9%	0.4%	0.9%	1.0%	9.8%
Warehouse	5.4%	0.1%	0.7%	0.2%	0.5%	0.7%	7.6%
Retail	3.1%	0.2%	2.2%	0.4%	0.6%	0.6%	7.1%
Other	2.2%	0.1%	0.5%	0.0%	0.4%	0.9%	4.1%
Total Commercial real estate	43.8%	6.3%	9.9%	2.4%	5.4%	6.5%	74.3%
Total construction and commercial real estate	59.0%	9.3%	11.0%	3.8%	8.4%	8.5%	100.0%

We are closely monitoring exposure and sector performance of loans extended to finance residential development; either land developed for home sites or homes available for sale.  This sector performance has weakened from prior periods and is expected to remain weak into 2009, which has caused us to initiate a specific review process on all residential development loans.  On a monthly basis, a specific review is held with the assigned relationship team to update activity regarding residential developments financed.  We analyze and monitor sale activity, payment status, underlying valuation support and guarantor support (if available).  From this review process, risk ratings and loan classifications are validated.

Approximately $482.5 million, or 7%, of the Company’s total loan portfolio is in the residential development sector. The sector exposure is nearly evenly split between land development and vertical constructions (homes, condominiums and townhouses).  Approximately 60% of these loans are on property located in the Chicago market, 18% in the Atlanta market, 11% in the St. Louis market, 8% in the Michigan market, 2% in the Wisconsin market and 1% in the Kansas City market. A portion of our residential development loan exposure is supported with interest reserves, which are closely monitored for adequacy.  Where loans do not have an interest reserve or where the interest reserve is, or is about to be fully absorbed, the supplementary source of cash flow to support required payments is closely analyzed through our monthly reviews.

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

We maintain an allowance for loan losses sufficient to absorb credit losses inherent in our loan portfolio.  The allowance for loan losses represents our estimate of probable losses in the portfolio at each balance sheet date and is supported by available and relevant information.  The allowance contains provisions for probable losses that have been identified relating to specific borrowing relationships, as well as probable losses inherent in the loan portfolio.  Management’s application of the methodology for determining the allowance for loan losses resulted in an allowance for loan losses of $102.2 million at September 30, 2008 compared with $48.9 million at December 31, 2007.  The increase in the allowance for loan losses from December 31, 2007 reflects management’s judgment about the comprehensive risk of lending in our various markets and loan growth resulting from the execution of our Strategic Growth Plan.  We believe that the allowance for loan losses is adequate to provide for probable and reasonably estimable credit losses inherent in our loan portfolio.

The allowance for loan losses as a percentage of total loans was 1.37% at September 30, 2008, up from 1.17% at December 31, 2007.  Net charge-offs totaled $7.0 million for the quarter ended September 30, 2008 compared to $1.6 million for the prior year quarter.  The provision for loan losses was $30.2 million for the three months ended September 30, 2008, versus $2.4 million in the prior year quarter.  The key factors in determining the level of provision is the composition of the types of loans in our portfolio, the risk ratings on these loans and internal and external trends impacting loan quality.

The following table shows our allocation of the allowance for loan losses by specific category at the dates shown.

	September 30, 2008		December 31, 2007
	Amount	% of allowance to total allowance	Amount	% of allowance to total allowance
Allocated Inherent Reserve:	(dollars in thousands)
General Inherent Allocated Component
Commercial Loans	$34,723	34%	$8,375	17%
Commercial Real Estate Loans	28,515	28%	22,909	47%
Construction Loans	15,203	15%	9,966	20%
Personal Loans	3,000	3%	2,229	5%
Residential Real Estate Loans	533	--%	360	1%
Home Equity Loans	279	--%	202	--%
Specific Reserve	10,196	10%	2,964	6%
Total Allocated Inherent Reserve	92,449	90%	47,005	96%
Unallocated Inherent Reserve	9,774	10%	1,886	4%
Total Allowance for Loan Losses	$102,223	100%	$48,891	100%

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

The general inherent allocated component of the reserve increased by $38.2 million during 2008, from $44.0 million at December 31, 2007 to $82.2 million at September 30, 2008.  The increase in the general inherent allocated portion of the reserve reflects a combination of higher loan volumes in every category, particularly commercial loans, as well as an increase in adversely rated loans.

Specific Component of the Reserve

For loans where management deems either the amount or the timing of the repayment to be significantly impaired, there are specific reserve allocations established.  The specific reserve is based on a loan’s current value compared to the present value of its projected future cash flows, collateral value or market value, as is relevant for the particular loan pursuant to SFAS 114, “Accounting by Creditors for Impairment of a Loan.” At September 30, 2008, the specific component of the reserve increased to $10.2 million from $3.0 million at December 31, 2007.

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

The unallocated inherent component of the reserve increased by $7.9 million for the first nine months of 2008, from $1.9 million at December 31, 2007, to $9.8 million at September 30, 2008.  In management’s judgment, an increase in the unallocated inherent component of the reserve is warranted based upon weakening asset quality trends and continued softness evidenced in certain regional banking markets.

Non-performing Assets

The following table classifies our non-performing assets as of the dates shown:

	9/30/08	6/30/08	3/31/08	12/31/07	9/30/07
	(dollars in thousands)
Nonaccrual loans	$88,057	$57,348	$46,517	$38,983	$25,657
Loans past due 90 days or more and still accruing	--	1,180	23	53	3,294
Total non-performing loans	88,057	58,528	46,540	39,036	28,951
Other real estate owned (“OREO”)	18,465	14,579	19,346	9,265	7,044
Total non-performing assets	$106,522	$73,107	$65,886	$48,301	$35,995

Total nonaccrual loans to total loans	1.18%	0.89%	0.91%	0.93%	0.69%
Total non-performing loans to total loans	1.18%	0.91%	0.91%	0.93%	0.77%
Total non-performing assets to total assets	1.18%	0.98%	1.10%	0.97%	0.80%

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

As a result of the continued weakening of the housing market and the deterioration of some residential real estate development loans, non-accrual loans were $88.1 million at September 30, 2008 as compared to $39.0 million at December 31, 2007 and $25.7 million at September 30, 2007.  Nonaccrual loans at September 30, 2008 are comprised of $31.7 million of loans at The PrivateBank – Chicago, $22.1 million of loans at The PrivateBank – Michigan, $22.0 million of loans at The PrivateBank – Georgia, and $12.3 million of loans at The PrivateBank – St. Louis.  The average annualized balance of total non-accrual loans was $58.5 million at September 30, 2008 compared to $18.7 million at December 31, 2007.  Annualized interest income foregone on non-accrual loans was approximately $3.5 million for the nine months ended September 30, 2008 compared to $1.4 million for the entire year 2007.

There were no accruing loans delinquent over 90 days at September 30, 2008 compared to $53,000 at December 31, 2007. Of the $88.1 million in non-performing loans, 42% are construction, 38% are commercial real estate loans, 5% are residential real estate loans, and 15% are commercial and industrial loans.

Non-performing assets to total assets were 1.18% at September 30, 2008, compared to 0.97% at December 31, 2007 and 0.80% at September 30, 2007.  Of $106.5 million in total non-performing assets at September 30, 2008, 38% are located in the Chicago market, 25% are located in the Georgia market, 22% are located in the Michigan market, and 15% are in St. Louis.  Of total non-performing assets, 37% are construction, 31% are commercial real estate, 17% are residential real estate, 14% are commercial, and the remaining 1% are classified as personal.  Of the $106.5 million in non-performing assets at September 30, 2008, $80.5 million, or 76%, relate to residential development loans.

At September 30, 2008, the Company owned $18.5 million in OREO property compared to $9.3 million at December 31, 2007.  The OREO property at September 30, 2008 is comprised of $9.2 million held by The PrivateBank – Chicago, $4.4 million of property held by The PrivateBank – Georgia, $3.4 million of property held by The PrivateBank – St. Louis, and $1.5 million held by The PrivateBank – Michigan.  At September 30, 2008, OREO was comprised of 51% vacant land zoned for residential development, 34% 1-4 family residential properties, 11% commercial properties, and 4% vacant land zoned for commercial development.  OREO is included in other assets on the balance sheet and we carry OREO at the fair value less estimated costs to sell the property.  For the quarter ended September 30, 2008, we expensed $917,000 associated with the disposition of OREO property.

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

	9/30/2008	6/30/2008	3/31/2008	12/31/2007	9/30/2007
	(dollars in thousands)
Loans past due 30-59 days and still accruing by type:
Commercial	$4,184	$5,196	$34,022	$8,981	$2,770
Construction	9,453	5,136	26,304	32,411	9,227
Commercial Real Estate	11,209	6,083	39,802	29,590	18,967
Residential Real Estate	3	1,013	4,195	9,158	1,506
Personal and Home Equity	2,855	5,842	11,599	7,182	2,646
Total	$27,704	$23,270	$115,922	$87,322	$35,116
Loans past due 60-89 days and still accruing by type:
Commercial	$1,683	$787	$6,718	$2,189	$609
Construction	9,660	1,926	9,434	5,996	2,991
Commercial Real Estate	7,264	2,199	7,463	4,776	2,266
Residential Real Estate	3,101	108	1,661	273	1,327
Personal and Home Equity	545	1,789	5,188	2,042	602
Total	$22,253	$6,809	$30,464	$15,276	$7,795

	9/30/2008	6/30/2008	3/31/2008	1 2/31/2007	9/30/2007
	(dollars in thousands)
Loans past due 30-89 days and still accruing by type:
Commercial	$5,867	$5,983	$40,740	$11,170	$3,379
Construction	19,113	7,062	35,738	38,407	12,218
Commercial Real Estate	18,473	8,282	47,265	34,366	21,233
Residential Real Estate	3,104	1,121	5,856	9,431	2,833
Personal and Home Equity	3,400	7,631	16,787	9,224	3,248
Total	$49,957	$30,079	$146,386	$102,598	$42,911
Loans past due 30-89 days and still accruing by type:
Commercial	0.17%	0.22%	2.20%	0.85%	0.32%
Construction	2.69%	1.00%	5.75%	6.26%	2.08%
Commercial Real Estate	0.77%	0.38%	2.40%	2.14%	1.42%
Residential Real Estate	0.83%	0.35%	2.07%	3.55%	1.09%
Personal and Home Equity	0.69%	1.65%	4.05%	2.41%	0.92%
Total	0.67%	0.47%	2.85%	2.46%	1.15%

Delinquencies (loans 30-89 days past due and still accruing) at September 30, 2008, improved to $50.0 million, or 0.67% of total loans, compared to $42.9 million in delinquencies, or 1.15% of total loans, at September 30, 2007, and $102.6 million, or 2.46% of total loans at December 31, 2007. This is a direct result of a disciplined focus on actively reducing delinquent accounts.  Despite this focus, no assurance can be given that delinquency rates will continue to trend down from the level at December 31, 2007.  This is especially the case given the weakness in the residential development sector and the economy. To the extent delinquency rates increase, it may affect the determination of the Company’s allowance for loan losses, and accordingly, the loan loss provision. The increase in construction and commercial real estate loans delinquent 30-89 days and still accruing between June 30, 2008 and September 30, 2008 reflects continued weakening in the economy and the construction and commercial real estate markets.  The current period delinquencies were 3.33% of total loans in the Georgia market, 1.09% of total loans in the Michigan market, 0.96% of total loans in the St. Louis market, and 0.48% of total loans in the Chicago market.

 Deposits and Funds Borrowed

The following table presents the balances of deposits by category and each category as a percentage of total deposits at September 30, 2008 and December 31, 2007:

	September 30,		December 31,		Variance
	2008		2007		between
	Balance	% of Total	Balance	% of Total	periods
	(dollars in thousands)
Non-interest bearing demand	$601,653	8%	$299,043	8%	101%
Interest-bearing demand	164,318	2%	157,761	4%	4%
Savings	17,709	n/m	12,309	1%	44%
Money market	2,389,931	32%	1,581,863	42%	51%
Certificates of deposit	143,383	2%	145,568	4%	(2)%
Jumbo certificates of deposit	936,921	13%	682,497	18%	37%
Traditional brokered deposits	1,901,620	26%	540,580	14%	251%
Client CDARS™	306,185	4%	1,796	--%	n/m
Non-client CDARS™	541,930	7%	94	--%	n/m
Total brokered deposits	2,749,735	37%	542,470	14%	407%
Other time deposits	446,298	6%	339,627	9%	32%
Total deposits	$7,449,948	100%	$3,761,138	100%	98%

Given the acceleration in loan growth since inception of the Plan, the Company is focused on balancing growth in its loan portfolio with an emphasis on appropriate sources of funding, including gathering client deposits and other alternative funding sources.  Total deposits of $7.4 billion at September 30, 2008 represent an increase of $3.7 billion, as compared to total deposits of $3.8 billion at December 31, 2007, primarily due to an increase in brokered deposits, money market and other time deposits.

During the quarter, the Company facilitated its deposit growth by aggressively pursuing deposits from existing and new clients, increasing institutional and municipal deposits, expanding its business DDA account balances through its enhanced treasury management services, and the continued implementation of the CDARs™ deposit program.  The CDARs™ deposit program is a deposit services arrangement that achieves FDIC deposit insurance for jumbo deposit relationships, which we believe is an attractive feature to many of our middle-market and private banking clients.  These deposits are classified as brokered deposits for regulatory deposit purposes; however, the source of the deposits is our existing and new client relationships and are, therefore, not traditional ‘brokered’ deposits.  We refer to the deposits originated from our client base as “client CDARs™” and we consider these deposits to be client deposits because they are priced similarly to our client deposits and generally have the same stability as our other client deposits.  Client deposits, which represent total deposits less brokered deposits plus client CDARS™, were $5.0 billion at September 30, 2008, a 55% increase from $3.2 billion at December 31, 2007.

We utilized brokered deposits as a source of funding for the substantial growth in our loan portfolio during the quarter.  Brokered deposits were $2.7 billion at September 30, 2008, up from $542.5 million at December 31, 2007.  Our brokered deposits to total deposits ratio was 37% at September 30, 2008 and 14% at December 31, 2007.  Brokered deposits at September 30, 2008 include $848.1 million in CDARs™ deposits. As the Company attracts new clients, loan volume tends to lead client deposit volume associated with those new relationships.  We anticipate continuing our reliance on traditional brokered deposits to fund a portion of this growth.  Long-term, as client deposits grow, the Company expects to reduce its reliance on traditional brokered deposits as a percentage of total deposits.

We have issued certain brokered deposits that include call option provisions, which provide us with the opportunity to redeem the certificates of deposit on a specified date prior to the contractual maturity date.  As of September 30, 2008, we held 13 outstanding brokered deposits containing unexercised call provisions.  We have brokered deposits with 14 different brokers and we receive periodic information from other brokers regarding potential deposits.

The scheduled maturities of brokered deposits, net of unamortized prepaid broker commissions, as of September 30, 2008, for the upcoming 2008 quarters, and fiscal years 2009 through 2012 and thereafter, are as follows:

Scheduled Maturities of Brokered Deposits
net of unamortized prepaid brokered commissions
at September 30, 2008

Maturity Date	Rate (1)	9/30/08
	(in thousands)
4th quarter 2008	3.06%	$971,675
1st quarter 2009	3.60%	929,919
2nd quarter 2009(2)	3.60%	319,488
3rd quarter 2009(3)	3.72%	366,913
4th quarter 2009	4.14%	19,858
2010-2011 (4)	4.23%	16,572
Thereafter (5)(6)	5.15%	128,235
Total Brokered Deposits		2,752,660
Unamortized prepaid broker commissions		(2,925)
Total brokered deposits, net of unamortized prepaid broker commissions		$2,749,735

(1)	Represents the all-in rate of each brokered deposit.
(2)	This tranche includes one callable deposit: a $4.9 million brokered deposit with a maturity date of 6/12/2009 callable monthly.
(3)	This tranche includes one callable deposit: a $5.0 million brokered deposit with a maturity date of 8/11/2009 callable monthly.
(4)	This tranche includes one callable deposit: a $1.6 million brokered deposit with a maturity date of 5/19/2010, which is callable quarterly.
(5)
This tranche includes several callable deposits: a $3.4 million brokered deposit with a maturity date of 11/19/2012 callable semi-annually; a $9.6 million brokered deposit with a maturity date of 2/11/2013 callable monthly; a $9.6 million brokered deposit with a maturity date of 1/21/2014 callable monthly; a $9.8 million brokered deposit with a maturity date of 12/17/2014 callable monthly; a $6.8 million brokered deposit with a maturity of 1/28/2015 callable semi-annually; a $11.1 million brokered deposit with a maturity date of 2/27/2019 callable monthly; $8.8 million brokered deposit with a maturity date of 3/12/2024 callable semi-annually; a $7.1 million brokered deposit with a maturity date of 4/23/2024 callable monthly; and a $6.0 million brokered deposit with a maturity date of 6/30/2025, callable semi-annually.

(6)	This segment includes a zero coupon brokered deposit with a maturity date of 3/18/2024, an effective yield of 5.29% and callable semi-annually.

Funds borrowed, which include federal funds purchased, FHLB advances, borrowings under the Company’s credit facility, and convertible senior notes, increased to $592.2 million at September 30, 2008 from $560.8 million at December 31, 2007.  As of September 30, 2008, the Company had a total of $115.0 million of contingent convertible senior notes held by qualified institutional investors. The notes are senior, unsecured obligations of PrivateBancorp, Inc. and pay interest semi-annually at a rate of 3.625 % per year. The notes will mature on March 15, 2027, and will be convertible under certain circumstances into cash and, if applicable, shares of the Company’s common stock at an initial conversion price of $45.05 per share.

In the third quarter 2008, the Company entered into a credit facility comprised of $20.0 million of senior debt and a $120.0 million subordinated debt facility issued by The PrivateBank - Chicago. The $140.0 million credit facility replaced a credit facility with a correspondent bank comprised of a $25.0 million senior debt facility and a $75.0 million subordinated debt facility.  The subordinated debt qualifies as Tier 2 capital under banking rules and regulations. The subordinated debt matures on September 26, 2015. The PrivateBank - Chicago, with regulatory approval, can prepay the subordinated debt without penalty at any time. The interest rate for the subordinated debt is floating at LIBOR plus 3.50 percent and is set at 6.98% until December 31, 2008.  The debt is unsecured and subordinate to all other categories of creditors, including general creditors.

At September 30, 2008, included in funds borrowed, the Company had no borrowings outstanding on the senior debt facility and $100.0 million of subordinated debt outstanding.  The proceeds from the senior and subordinated debt will be used for general corporate purposes, including supporting the ongoing implementation of the Plan.

 Capital Resources

Stockholders’ equity was $640.1 million at September 30, 2008, an increase of $139.3 million from December 31, 2007 stockholders’ equity of $500.8 million, due primarily to the two capital-raising transactions that occurred during the second quarter, as described in Note 9 to the consolidated financial statements.

At September 30, 2008, $212.7 million of our outstanding junior subordinated deferrable interest debentures held by trusts that issued guaranteed capital debt securities were treated as Tier 1 capital.  The Company and its banking subsidiaries are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors, and the regulators can lower classifications in certain areas. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the consolidated financial statements, potentially impact the ability of the Company to pay its obligations and encumber the Company’s ability to upstream dividends from its bank subsidiaries.

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

The following table sets forth our consolidated regulatory capital amounts and ratios as of September 30, 2008 and December 31, 2007:

	September 30, 2008			December 31, 2007
	Capital	“Well- capitalized” Standard	Excess Capital	Capital	“Well- capitalized” Standard	Excess Capital
Dollar basis (in thousands):
Leverage capital	$749,805	$404,112	$345,693	$494,095	$225,953	$268,142
Tier 1 risk-based capital	749,805	489,016	260,789	494,095	260,310	233,785
Total risk-based capital	983,745	815,027	168,718	615,881	433,850	182,031
Percentage basis:
Leverage ratio	9.28%	5.00%		10.93%	5.00%
Tier 1 risk-based capital ratio	9.20%	6.00%		11.39%	6.00%
Total risk-based capital ratio	12.07%	10.00%		14.20%	10.00%
Total equity to total assets	7.10%	—		10.04%	—

To be considered “well-capitalized,” an entity must maintain a leverage ratio of at least 5.0%, a Tier 1 risk-based capital ratio of at least 6.0%, and a total risk-based capital ratio of at least 10.0%.  To be “adequately capitalized,” a bank must maintain a leverage ratio of at least 4.0%, a Tier 1 risk-based capital ratio of at least 4.0%, and a total risk-based capital ratio of at least 8.0%.  At September 30, 2008, the Company and each of the banking subsidiaries exceeded the minimum levels of all regulatory capital requirements, and were considered “well-capitalized” under regulatory standards.  We are committed to maintaining our well-capitalized position and continue to evaluate our capital-raising options. As such, we are reviewing the Treasury Department’s Troubled Asset Relief Program (TARP) and expect to make a decision on whether to participate prior to the November 14, 2008, deadline.

Capital Purchase Program
In October 2008, the U.S. Department of the Treasury (“U.S. Treasury”) announced the voluntary Capital Purchase Program.  According to the U.S. Treasury, the Program is designed to encourage U.S. financial institutions to build capital and increase the flow of financing to U.S. businesses and consumers to support the U.S. economy.  Under the Program, the U.S. Treasury will purchase up to $250.0 billion of senior preferred shares issued by financial institutions that elect to participate in the Program.  The Company is evaluating the Program.

The amount available to participating institutions under the Program ranges from a minimum subscription of one percent of risk-weighted assets to a maximum of the lesser of three percent of risk-weighted assets, or $25.0 billion.

The senior preferred shares would qualify as Tier 1 capital and would pay a cumulative dividend rate of five percent per annum for the first five years and a rate of nine percent per annum after year five.  The senior preferred shares would be non-voting, other than class voting rights on matters that could adversely affect the shares.  The senior preferred shares would be callable at par after three years.  Prior to the end of three years, the senior preferred shares may be redeemed at par with the proceeds from a qualifying equity offering of any Tier 1 perpetual preferred or common stock resulting in proceeds of not less than 25 percent of the issue price of the senior preferred shares.  The U.S. Treasury may also transfer the senior preferred shares to a third party at any time.  In conjunction with the purchase of senior preferred shares, the U.S. Treasury would receive warrants to purchase common stock with an aggregate market price equal to 15 percent of the senior preferred investment.  The exercise price on the warrants would be the market price of the participating institution’s common stock at the time of issuance, calculated on a 20-day trading day trailing average.

Companies participating in the Program must adopt the Treasury Department’s standards for executive compensation and corporate governance for the period during which the U.S. Treasury holds equity issued under this Program.  These standards generally apply to the chief executive officer, chief financial officer, plus the three most highly compensation executive officers.  In addition, companies would agree not to deduct for tax purposes executive compensation in excess of $500,000 for each senior executive.

 Liquidity

Liquidity measures our ability to meet maturing obligations and our existing commitments, to withstand fluctuations in deposit levels, to fund our operations and to provide for clients’ credit needs.  Our liquidity principally depends on cash flows from operating activities, investment in and maturity of assets, changes in balances of deposits and borrowings and our ability to borrow funds in the credit or capital markets.  We have experienced strong loan growth during the nine months ended September 30, 2008, with loans increasing $3.3 billion, or 78%, since December 31, 2007.  Our Strategic Growth Plan is driving our loan growth and we expect loan growth to continue.  The loan growth resulting from the adoption of the Plan has affected our liquidity, and we manage our liquidity position today differently than we did at this time last year before the Plan had been adopted.  Since adoption of the Plan, we have enhanced our suite of deposit and cash management product and service offerings in order to increase our client deposits – a key source of liquidity.  We also have evaluated, and in some cases adopted, new wholesale funding strategies.  At September 30, 2008 we had $2.7 billion in unfunded commitments to extend credit.   If a meaningful amount of these unfunded commitments are drawn, our liquidity position will be adversely affected.

Net cash provided from operations totaled $28.4 million in the nine months ended September 30, 2008 compared to net cash provided by operations of $32.6 million in the prior year period.  Net cash outflows from investing activities totaled $3.7 billion in the first nine months of 2008 compared to a net cash outflow of $245.0 million in the prior year period primarily due to increased loan growth.  Cash inflows from financing activities in the first nine months of 2008 totaled $4.0 billion compared to a net inflow of $208.0 million in the first nine months of 2007.

Since credit market disruptions began in the latter half of 2008, it has been increasingly difficult for market participants to borrow funds as bank-to-bank lending has become constrained and counter-parties have started requiring cash or cash equivalent collateral for borrowings that in the past were unsecured or secured by a broad array of investment securities.  These disruptions have caused us to take additional steps to enhance our liquidity management.  Our 55% growth in client deposits between December 31, 2007 and September 30, 2008 and our enhanced suite of deposit and treasury management products and services coupled with our aggressive targeting of new sources of deposits in the normal course of our business has helped mitigate some of these adverse liquidity events in the market.  Nevertheless, these changes in market conditions caused our total availability of overnight fed fund borrowings to decrease from $445.0 million at December 31, 2007 to $315.0 million at September 30, 2008.  Since the end of the third quarter, however, our total availability has increased to $565.0 million as the market for interbank lending has moved toward a more normalized state in reaction to initiatives of the U.S. Government to add liquidity to the marketplace and restore confidence.

In response to these events, we took deliberate steps toward the end of the third quarter of 2008 to put the Company in a highly liquid position.  As of September 30, 2008, the Company had $364.0 million of Federal funds sold and other short-term investments, compared to $13.2 million as of December 31, 2007. We primarily achieved this position by aggressive marketing for client deposits and by increasing our borrowings in the form of brokered deposits because this market has demonstrated ample liquidity.  We also increased our borrowing from the FHLB of Indianapolis and added incremental liquidity through our new credit facility consisting of senior and subordinated debt.  At September 30, 2008, the Company, through its Michigan subsidiary, The PrivateBank, had borrowed $158.0 million from the FHLB of Indianapolis and had the capacity to borrow up to $350.0 million on this credit facility subject to satisfying collateral requirements.  Additionally, during the quarter, the PrivateBank and Trust Company was approved for the Federal Reserve Bank’s Borrower-In-Custody program and pledged approximately $2.6 billion of loans resulting in a $2.0 billion line of credit.  At September 30, 2008 the Company had no outstanding draws against this line, leaving the full line available.

In the event of short-term liquidity needs, our banking subsidiaries may purchase federal funds from correspondent banks and borrow short-term from the Federal Reserve’s discount window.  Also, our investment portfolio can be used as a source of liquidity.  Additionally, membership in the FHLB System gives the banking subsidiaries the ability to borrow funds from the FHLBs (Atlanta, Des Moines, Chicago, and Indianapolis) for short- or long-term purposes under a variety of programs.  Our asset/liability policy currently limits our use of brokered deposits to levels no more than 40% of total deposits.  Brokered deposits were 37% of total deposits at September 30, 2008 and 14% of total deposits at December 31, 2007.  We do not expect our 40% threshold limitation to limit our ability to implement our Plan.    To the extent we continue to generate net losses, our ability to continue to access our various funding alternatives, as well as the amount of such availability, may decrease.

The majority of our deposits are a stable source of long-term liquidity for our bank subsidiaries due to the nature of long-term relationships generally established with our clients. At September 30, 2008, 56.8% of our total assets were funded by such deposits, compared to 61.5% at December 31, 2007. Deposits for purposes of this ratio are defined to include all deposits, including time deposits and CDARs™ deposits, but excluding traditional brokered deposits and public funds. Time deposits are included since these deposits have historically not been volatile deposits for us.  CDARs™ deposits are included for this calculation as the source of the deposits is our existing and new client relationships and are, therefore, not traditional ‘brokered’ deposits.

Federal Temporary Liquidity Guarantee

In October 2008, the Federal Deposit Insurance Corporation (FDIC) announced the voluntary Temporary Liquidity Guarantee Program, designed to strengthen confidence and encourage liquidity in the banking system.  The Program would guarantee all newly issued senior unsecured debt of banks, thrifts and certain financial holding companies issued on or before June 30, 2009, not to exceed 125% of debt outstanding as of September 30, 2008 that was scheduled to mature before June 30, 2009.  All newly issued senior unsecured debt issued under this Program would be charged an annualized fee equal to 75 basis points of the amount of debt.  The Program also would provide unlimited protection to all non-interest bearing deposit transaction accounts through December 31, 2009, regardless of the dollar amount.  Following are additional facts regarding the Program’s unlimited deposit insurance initiative:

•
Any participating depository institution (such as a bank) would be able to provide full deposit insurance coverage for non-interest bearing deposit transaction accounts – most often used by small businesses to cover day-to-day operations – regardless of the dollar amount.  Business customers that maintain payroll and other accounts that often exceed the current maximum limit of $250,000 will now be covered.

•	This new, temporary increased coverage would expire at the end of 2009.

•
This unlimited coverage is in addition to the increased FDIC limits approved on October 3, 2008, which increased insurance coverage limits on all deposits from $100,000 to $250,000 per account and also expires at the end of 2009.

•
A 10 basis point annualized surcharge would be applied to those accounts not otherwise covered by the existing deposit insurance limit of $250,000, in addition to the existing risk-based deposit insurance premium paid on those deposits.

All FDIC-insured institutions will be covered under the Program for the first 30 days without incurring any costs.  After the initial 30-day period, banks will be assessed the fees noted above for continued participation.

The Company expects to participate in both the senior unsecured debt guarantee and the non-interest bearing deposit insurance coverage provided by the Temporary Liquidity Guarantee Program.

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

Interest Rate Risk

To manage the interest rate mix of our balance sheet and related cash flows, we have the ability to use a combination of financial instruments, including medium-term and short-term financings, variable-rate debt instruments, fixed rate loans and securities and, to a lesser extent, interest rate swaps. Approximately 37% of the total loan portfolio is indexed to the prime rate of interest, 35% of the total loan portfolio is indexed to LIBOR, and another 6% of the total loan portfolio otherwise adjusts with other short-term interest rates. Changes in market rates and the shape of the yield curve may give us the opportunity to make changes to our investment security portfolio as part of our asset/liability management strategy.

 We have not changed our interest rate risk management strategy from December 31, 2007 and do not foresee or expect any significant changes in our exposure to interest rate fluctuations, but we will continue to consider the use of interest rate swaps on our assets or liabilities in the future depending on changes in market rates of interest.

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

The following table shows the impact of immediate 200 and 100 basis point changes in interest rates as of September 30, 2008 and December 31, 2007.  The effects are determined through the use of a simulation model based on our interest-earning asset and interest-bearing liability portfolios, assuming the size of these portfolios remains constant from the balance sheet date throughout the one-year measurement period.  The simulation assumes that assets and liabilities accrue interest on their current pricing basis.  Assets and liabilities then reprice based on their terms and remain at that interest rate through the end of the measurement period.  The model attempts to illustrate the potential change in net interest income if the foregoing occurred.

	September 30, 2008				December 31, 2007
Percentage change in net interest income due to an immediate 100 and 200 basis point change in interest rates over a one-year time horizon	-200 Basis Points	-100 Basis Points	+100 Basis Points	+200 Basis Points	-200 Basis Points	-100 Basis Points	+100 Basis Points	+200 Basis Points
	-10.4%	-4.9%	4.9%	9.7%	-6.8%	-3.4%	2.7%	5.3%

This table shows that if there had been an instantaneous parallel shift in the yield curve of +100 basis points on September 30, 2008, net interest income would increase by 4.9% over a one-year period, as compared to a net interest income increase of 2.7% if there had been an instantaneous parallel shift of +100 basis points at December 31, 2007.  The measurement of a +200 basis point instantaneous parallel shift in the yield curve at September 30, 2008 would result in an increase in net interest income of 9.7% over a one-year period as compared to 5.3% measured on the basis of the December 31, 2007 portfolio. At September 30, 2008, if there had been an instantaneous parallel shift in the yield curve of –100 basis points, we would have suffered a decline in net interest income of 4.9%, as compared to a 3.4% decline measured on the basis of the December 31, 2007 portfolio. At September 30, 2008, if there had been an instantaneous parallel shift in the yield curve of –200 basis points, we would have suffered a decline in net interest income of 10.4%, as compared to a 6.8% decline measured on the basis of the December 31, 2007 portfolio.  The potential net interest income impact from changes in interest rates has increased at September 30, 2008 due to the increased volatility described in the above chart and due to substantial growth in the Company’s average earning assets, which increased to $7.8 billion at September 30, 2008 from $4.4 billion at December 31, 2007.

Changes in the effect on net interest income from a 100 and 200 basis point movement at September 30, 2008, compared to December 31, 2007 are due to the timing and nature of the repricing of rate sensitive assets to rate sensitive liabilities within the one year time frame.

The table presented above reflects that the Company is more interest rate sensitive to falling and rising rates at September 30, 2008 as compared to December 31, 2007.  The primary factor contributing to the Company becoming more asset sensitive in 2008, is the significant increase in the volume of floating rate loans booked, which are funded by incrementally longer term funding sources at September 30, 2008 as compared to December 31, 2007.  Factors contributing to the lengthening in the duration of borrowed funds include our ability to replace our Federal Funds purchased with longer term client deposits and brokered deposits.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting except for the Company’s implementation of Oracle’s Hyperion Financial Management (“HFM”) application.  HFM provides the Company an automated tool for consolidating financial data from our general ledger and other financial reporting systems used by our subsidiaries. The Company considers the implementation of HFM an enhancement to our financial statement process and preparation because the implementation reduces and in some cases replaces the Company’s reliance on manual control procedures in the preparation of the Company’s consolidated financial statements and other financial data.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Company include, but are not limited to, unforeseen difficulties and higher than expected costs associated with the implementation of our Strategic Growth Plan; fluctuations in market rates of interest and loan and deposit pricing in the Company’s market areas; the effect of continued margin pressure on the Company’s earnings; further deterioration in asset quality; the failure to obtain on terms acceptable to us, or at all, the capital necessary to fund our growth and maintain our regulatory capital ratios above the “well-capitalized” threshold; the need for additional reserves to our allowance for loan losses; insufficient liquidity/funding sources or the inability to obtain on terms acceptable to the Company the funding necessary to fund its loan growth; legislative or regulatory changes, particularly changes in the regulation of financial services companies and/or the products and services offered by financial services companies; adverse developments in the Company’s loan or investment portfolios; slower than anticipated growth of the Company’s business or unanticipated business declines, including as a result of continual negative economic conditions; competition; unforeseen difficulties in integrating new hires; failure to improve operating efficiencies through expense controls; and the possible dilutive effect of potential acquisitions, expansion or future capital raises.  These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. The Company assumes no obligation to update publicly any of these statements in light of future events unless required under the federal securities laws.

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

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, as updated and supplemented by the factors set forth below, which could materially affect our business, financial condition or future results.  The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Our expected participation in the U.S. Department of Treasury’s Capital Purchase Program will subject us to certain restrictions.

In October 2008, the U.S. Department of the Treasury, or the “Treasury,” initiated the Capital Purchase Program under authority provided in the Emergency Economic Stabilization Act of 2008 to purchase up to $250 billion of senior preferred shares on a voluntary basis in U.S. financial institutions.  The program is part of the government’s effort to restore liquidity and stability to the U.S. financial system.  Should we elect to participate in the Capital Purchase Program, we must agree to comply with the terms and conditions of the program, which will subject us to certain restrictions.  For example, we may not without the consent of the Department of Treasury increase our dividend or, subject to certain exceptions, engage in repurchases of our common stock and trust preferred securities for three years or, if earlier, the date on which all preferred stock issued to the Department of Treasury has been redeemed or transferred.  The program also will subject us to additional executive compensation restrictions, which may adversely affect our ability to attract and retain highly-qualified senior executive officers.

We cannot predict the impact on us of recently enacted legislation, in particular the Emergency Economic Stabilization Act of 2008, and its implementing regulations and actions by the FDIC.

The programs established or to be established under the Emergency Economic Stabilization Act of 2008 may have adverse effects upon us, including increased regulation of our industry. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities. Also, participation in specific programs, such as the Capital Purchase Program, will likely subject us to additional restrictions.

Similarly, programs established by the FDIC under the systemic risk exception to the Federal Deposit Act, whether we participate or not, may have an adverse effect on us. Participation in the FDIC Temporary Liquidity Guarantee Program likely will require the payment of additional insurance premiums to the FDIC. We may be required to pay significantly higher FDIC premiums even if we do not participate in the FDIC Temporary Liquidity Guarantee Program because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits. The impact on our business as a result of participating or not participating in any such programs, and the extent of our participation in such programs, cannot reliably be determined at this time.

We may not be able to access sufficient and cost-effective sources of liquidity necessary to fund our continued and anticipated balance sheet growth.

We depend on access to a variety of funding sources, including deposits, to provide sufficient capital resources and liquidity to meet our commitments and business needs and to accommodate the transaction and cash management needs of our clients, including funding our loan growth.  Currently, our primary sources of liquidity are our clients’ deposits, as well as brokered deposits, federal funds borrowings, Federal Home Loan Bank advances, proceeds from the sale of investment securities, proceeds from the sale of additional equity or trust preferred securities and subordinated debt, and amounts available under our new credit facility (which consists of a $20 million revolving loan, a $120 million subordinated term loan).

Our Strategic Growth Plan anticipates continued robust loan growth, especially in commercial loans.  To the extent our deposit growth is not commensurate with or lags significantly behind our loan growth, we may not be able to fund this growth, or may need to access alternative, more expensive funding sources, including increasing our reliance on brokered deposits.  Addressing these funding needs will be even more challenging as the amount of brokered deposits we utilize approaches our internal policy limits or if the Federal Home Loan Bank, in response to current U.S. financial conditions, places more stringent requirements on a financial institution’s ability to borrow funds.  Alternatively, if in the future additional cost-effective funding is not available on terms satisfactory to us or at all, we may need to curtail our loan growth, which could adversely affect our results of operations and earnings.

We may not be able to raise additional capital necessary to fund our growth and remain well-capitalized.

Our ability to raise additional capital to support our growth and meet minimum regulatory capital requirements at the holding company and at each of our bank subsidiaries is dependent on us being able to efficiently and cost-effectively access the capital markets.  Accordingly, even if we receive funds under the Capital Purchase Program, we must continue to be able to issue additional equity securities, trust preferred securities and/or debt when and in the amounts we deem necessary, and there must be ready purchasers of our securities willing to invest in us.  However, events or circumstances in the capital markets generally that are beyond our control may adversely affect our capital costs and our ability to raise capital at any given time.  For instance, the capital and credit markets continue to experience high levels of volatility and disruption.  In certain cases, especially in the case of stocks of financial institutions, the markets have produced significant downward pressure on stock prices and credit capacity for certain issuers without regard to those issuers’ underlying financial strength or condition.  If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, including on our ability to access capital.  Our inability to raise additional capital on terms satisfactory to us or at all may affect our ability to grow and would adversely affect our financial condition and results of operations.

Continued tightening of the credit markets and instability in the financial markets could adversely affect our industry, business and results of operations.

Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced, and in some cases, ceased to provide funding to borrowers including other financial institutions.  This has resulted in less available credit, a lack of confidence in the financial sector, increased volatility in the financial markets and reduced business activity.  A sustained period of such conditions could materially and adversely affect our business, financial condition and results of operations.

As a financial services company, a sustained deterioration in general business or economic conditions could have a material adverse effect on our financial condition and results of operations.

Recently the strength of the U.S. economy in general and the strength of the local economies in each of the markets where are banking offices are located has declined.  A sustained deterioration in the national or local business or economic condition could result in, among other things, a deterioration of credit quality or a reduced demand for credit, including a resultant effect on our loan portfolio and allowance for loan losses.  These factors could result in higher delinquencies and greater charge-offs in future periods especially given the Company’s exposure to residential development lending, which would materially adversely affect our financial condition and results of operations. Continued, sustained weakness in business and economic conditions generally or our markets specifically could have one or more of the following adverse impacts on our business:

•	a decrease in the demand for loans and other products and services offered by us;

•	a decrease in the value of our loans held for sale or other assets secured by consumer or commercial real estate;

•	an increase in the number of clients and counterparties who become delinquent, file for protection under bankruptcy laws or default on their loans or other obligations to us.

An increase in the number of delinquencies, bankruptcies or defaults could result in a higher level of nonperforming assets, net charge-offs, provision for loan losses, and valuation adjustments on loans held for sale, which would materially adversely affect our financial condition and results of operations.

We are highly regulated and may be adversely affected by changes in banking laws, regulations, and regulatory practices, including the extraordinary actions being taken by the U.S. government in response to the recent financial crises.

We are subject to extensive regulation, supervision, and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and the Federal Deposit Insurance Corporation.  The Federal Reserve regulates the supply of money and credit in the United States.  Its policies determine in large part the cost of funds for lending and investing and the return earned on those loans and investments, both of which affect our net interest margin.  Additionally, our bank subsidiaries also are subject to extensive regulation, supervision and examination by various federal and state authorities and, as an affiliate of our subsidiary banks, we are also subject, to some extent, to regulation by these authorities.  These regulations affect in a comprehensive manner our entire business, including our lending practices, capital structure, investment practices, dividend policy and growth.

Changes in laws, regulations and regulatory practices affecting the financial services industry, and the effects of such changes, including the federal government’s response or lack of response to the ongoing financial crises affecting the banking system and financial markets, are difficult to predict and may have unintended consequences.  New regulations or changes in the regulatory environment could subject us to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things.  These changes also can adversely affect borrowers, potentially increasing the risk that they may fail to repay their loans.  Any failure on our part to comply with or adapt to changes in the regulatory environment could have a material adverse effect on our business, financial condition and results of operations.

The creditworthiness of other financial institutions could adversely affect us.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other banks.  Banks are interrelated as a result of lending, clearing, counterparty and other relationships.  As a result, defaults by, or even rumors or questions about, one or more banks, or the banking industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of the transactions engaged in by us and our banking subsidiaries in the ordinary course of business expose us to credit risk in the event of default of our counterparty or customer.  In such instances, the collateral held by us may be insufficient to mitigate our losses, as we may be unable to realize upon or liquidated at prices sufficient to recover the full amount of the exposure due us. Such losses could have a material and adverse affect on our results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by the Company during the quarter ended September 30, 2008 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

Period	(a) Total Number of Shares Purchased	(b) Average Price paid per Share	(c) Total Number of Shares Purchased as part of publicly announced Plans or Programs	(d) Maximum Number of Shares that may be purchased under the Plans/Program (2)(3)
07/01/2008 – 07/31/2008	761 (1)	$29.55	761 (1)	286,800
08/01/2008 – 08/31/2008	30,055(1)	$31.84	30,055(1)	286,800
09/01/2008 – 09/30/2008	11,855 (1)	$41.84	11,855 (1)	286,800
Total	42,671(1)	$34.57	42,671(1)	286,800
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

 Item 3.  Defaults upon Senior Securities

None.

 Item 4.  Submission of Matters to a Vote of Security Holders

None.

 Item 5.  Other Information

None.

 Item 6.  Exhibits

See Exhibit Index beginning on page 57 which is incorporated herein by reference.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

PRIVATEBANCORP, INC.

	By:	/s/ Dennis L. Klaeser
Dennis L. Klaeser,
Chief Financial Officer

	By:	/s/ Barbara E. Briick
Barbara E. Briick,
Controller and Principal Accouting Officer

Date: November 10, 2008

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

3.5
Certificate of Designation of Series A Junior Nonvoting Preferred Stock of PrivateBancorp, Inc. (filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 000-25887) and incorporated herein by reference).

3.6
First Amendment to the Certificate of Designation of Series A Junior Nonvoting Preferred Stock of PrivateBancorp, Inc (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2008 (File No. 001-34066) and incorporated herein by reference).

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

10.1
Revolving Credit Agreement dated as of September 26, 2008 among PrivateBancorp, Inc., the Lenders From Time to Time Party Thereto and SunTrust Bank as Administrative Agent (filed as an exhibit to the Company’s Current Report on Form 8-K dated October 2, 2008 (File No. 001-34066) and incorporated herein by reference).

10.2
Subordinated Term Loan Agreement dated as of September 26, 2008 among The PrivateBank and Trust Company, the Lenders From Time to Time Party Thereto and SunTrust Bank as Administrative Agent (filed as an exhibit to the Company’s Current Report on Form 8-K dated October 2, 2008 (File No. 001-34066) and incorporated herein by reference).

10.3	Term Sheet Agreement dated July 7, 2008 between The PrivateBank and Trust Company and Norman R. Bobins.
15.0	Acknowledgment of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Report of Independent Registered Public Accounting Firm.