Form 10-K
period 2008-12-31
PRIVATEBANCORP, INC
filed 2009-03-02
CIK 889936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year-ended December 31, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 000-25887

Delaware	36-3681151
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

120 South LaSalle Street Chicago, Illinois 60603
(Address of principal executive offices) (zip code)

Registrant’s telephone number, including area code: (312) 564-2400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, No Par Value 10% Trust Preferred Securities of PrivateBancorp Capital Trust IV	Nasdaq Global Select Stock Market Nasdaq Global Select Stock Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑.

The aggregate market value of the registrant’s outstanding voting common stock held by non-affiliates on June 30, 2008, determined using a per share closing price on that date of $30.38, as quoted on The Nasdaq Stock Market, was $760,956,592.

At February 25, 2009, there were 33,605,490 shares of common stock, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2009 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

FORM 10-K

PART I

ITEM 1.	BUSINESS

PrivateBancorp, Inc.

PrivateBancorp, Inc. (“PrivateBancorp” or the “Company”), was incorporated in Delaware in 1989 for the purpose of becoming a holding company registered under the Bank Holding Company Act of 1956, as amended (the “Act”). PrivateBancorp, through its PrivateBank subsidiaries (the “Banks”), provides customized business and personal financial services to middle-market commercial and commercial real estate companies as well as business owners, executives, entrepreneurs and wealthy families. We seek to develop lifetime relationships with our clients. Through a growing team of highly qualified managing directors, the Banks deliver a sophisticated suite of tailored credit and non-credit solutions, including lending, treasury management, investment products, capital markets products and wealth management and trust services, to meet their clients’ commercial and personal needs. Since our inception, we have expanded into multiple geographic markets in the Midwest and Southeastern United States through the creation of new banks and banking offices and the acquisition of existing banks. Our clients also have access to mortgage loans offered through The PrivateBank Mortgage Company, a subsidiary of PrivateBancorp. We employed 773 full-time equivalent employees at December 31, 2008.

Overview of Our Strategic Growth Plan

In 2007, we put in place a Strategic Growth Plan (the “Plan”) to realize our vision to be the bank of choice for middle market commercial and commercial real estate companies, as well as business owners, executives, entrepreneurs and wealthy families in our markets. We believe this pivotal initiative is transforming us into a faster-growing, stronger, more diversified and more effective organization. Seizing on the disruption in the Chicago marketplace caused by the acquisition of LaSalle Bank by Bank of America in 2007, and the ripple effects throughout other key markets, we embarked on the primary phase of our growth plan, which included naming Larry D. Richman, a long-time Chicago banking executive and former Chief Executive Officer of LaSalle Bank, as our President and Chief Executive Officer in late 2007.

Since launching the Plan, we have managed our company along five lines of business—Illinois Commercial and Specialty Banking, National Commercial Banking, Commercial Real Estate, PrivateClients individual and business banking and The PrivateWealth Group. We hired 155 Managing Directors since third quarter 2007, including 103 in 2008, to serve a growing client base and deliver enhanced products and services. We also expanded into new geographies including opening business development offices in Cleveland, Denver, Des Moines and Minneapolis.

With the primary phase of the Plan largely complete, we have embarked on the second, longer-term phase of the Plan by defining our strategic objectives for the next three to five years.

Strategic Objectives:

To fully realize our vision to be the bank of choice in the lines of business and geographic markets where we compete, we established the following eight strategic objectives to guide our corporate planning and decision making.

Focus on what we do best

As part of the Plan, we moved to a line-of-business-based operating model and created five lines of business: (1) Illinois Commercial and Specialty Banking, (2) National Commercial Banking, (3) Commercial Real Estate, (4) The PrivateClients Group and (5) The PrivateWealth Group. We believe this focus allows us to create a competitive advantage by concentrating on what middle market commercial, commercial real estate and wealth clients need. Concentrating on core capabilities allows us to cultivate long-term relationships with existing clients and aggressively pursue new clients, both of which we believe will contribute to sustainable organic growth. Our ability to develop middle market and private client relationships is a core strength. Our bankers are experienced, motivated, and expected to provide our entire array of banking services to their clients. We are a core commercial bank with an emphasis on loan and deposit generation and the cross-sale of fee income-generating products and services.

Illinois Commercial and Specialty Banking—This group targets primarily Illinois-based clients with $25 million to $2.0 billion in revenue and includes our Specialty Banking Groups—Healthcare, Construction & Engineering, and Security Alarm Finance. Our expectation is to be one of the primary banks to each client with a meaningful relationship across The PrivateBank’s product spectrum. The Specialty Banking Groups have a national scope with the expertise to bring valued advice to clients.

National Commercial Banking—Middle market commercial banking efforts in Atlanta, Detroit, Cleveland, St. Louis, Minneapolis, Des Moines, Milwaukee and Denver are managed as part of National Commercial Banking. As with the Illinois group, target clients are companies with $25 million to $2.0 billion in revenue where The PrivateBank can be one of the primary banks to the company, build a meaningful relationship and deliver services across its entire product spectrum.

Commercial Real Estate—The Commercial Real Estate group serves commercial real estate developers and investors nationwide, generating commercial construction, retail, industrial, and office loans. Our commercial real estate professionals are located in our Chicago, Detroit, St. Louis, Minneapolis and Denver offices.

The PrivateClients Group—We have a long history of serving the banking needs of privately held businesses, affluent individuals, wealthy families, entrepreneurs, and real estate investors through The PrivateClients Group. Their lending efforts include commercial banking, commercial real estate and private banking delivered with a distinctive, highly personalized approach.

The PrivateWealth Group—We offer high and ultra high net worth clients, trust and investment agency services by employing an open architecture platform tailored to each clients’ unique situation. We also provide custody, escrow, and tax deferred exchange services. Additionally, through Lodestar Investment Counsel, L.L.C. (“Lodestar”), a subsidiary of our Chicago bank, we offer investment management services to individuals, families and foundations with $1 million to $10 million of investable assets. This area is meaningful to our ongoing fee income generation and a particular emphasis is placed on bringing these services to executives and business owners who have a commercial banking relationship with us.

To further enhance this line of business, we are in the process of establishing The PrivateWealth Trust Company, a federal savings bank and a wholly-owned subsidiary of the Company. We have received all necessary regulatory approvals to form the new trust company and are working towards opening in 2009.

The heads of each of these lines of businesses, along with the leaders of each of our functional corporate areas and the chief executive officers of each of our subsidiary banks, are part of the Chief Executive Officer’s (“CEO”) Executive Committee. The Executive Committee works with the CEO to manage our business, centralizes decision-making and creates uniformity and standardization company-wide.

Develop long-lasting client relationships

We distinguish ourselves as a relationship-driven bank with a commitment to know our clients so that we attain the position of a trusted advisor to them. We require our professionals to be thoughtful, responsive, creative, and dedicated when working with clients to deliver customized solutions.

Our future growth will depend upon the continued development of existing client relationships as well as the generation of new clients and business. As the needs of our clients change and grow, we seek to grow with them and continue to provide them with our custom-tailored, flexible services. For example, we strive to provide our commercial clients with financing and cash management services for their businesses and follow those relationships through to the business owners and their family members as these individuals seek private banking, mortgage and wealth management services. Likewise, we depend upon our clients to introduce and provide us with referrals to other successful business owners and commercial firms. We believe we have a significant opportunity to acquire new clients and to further develop our existing client relationships in each of our chosen markets.

Attract, retain and develop the best people

Our executive management believes that the value of our company lies in the strength of our people. We place a high priority on attracting experienced professionals to serve clients, and our line of business heads each have more than 20 years of experience. Our long-standing entrepreneurial spirit gives employees a strong sense of ownership and, in turn, accountability.

In order to be an employer of choice, we provide incentives for behaviors that support our mission and vision and uphold our values. Our incentive programs are based on a series of company key performance indicators as well as business unit financial and individual goals. For 2008, the key corporate performance indicators included adjusted earnings per share, efficiency ratio, revenue growth, average core deposits to loans ratio and credit quality. For future periods, we may continue to use these indicators or other metrics as measurements in our incentive compensation programs, as part of our continuing efforts to align compensation programs with the Plan and our business model.

To attract and retain the talent necessary for the Plan to be successful, we have committed to the payment of sign-on bonuses and competitive salaries, as well as equity awards for these new recruits. Although the cost of recruiting and retaining new hires represents substantial current cost and dilution to our stockholders, we believe it is appropriate in light of our strategic opportunity. Importantly, the majority of the value of this compensation is performance-based, meaning it is contingent on achievement of our Plan and long-term earnings per share and stock price growth targets, promoting alliance between the interests of our management team and our stockholders. While we will continue to hire new management as necessary to support our Plan, the pace of adding new recruits is expected to slow considerably during 2009.

Deliver the products and services our clients need

We believe our product suite is an important means to meet our clients’ needs and fulfill the relationship-based approach to service.

In addition to a full range of banking and wealth management services, we have focused on product development in two key areas: treasury management and capital markets. In April 2008, we formed a new Capital Markets team to deliver customized hedging and payment solutions that help our clients achieve their financing and risk management objectives. Within Capital Markets, we provide interest rate swaps, caps and collars, and foreign exchange spot trading. We take no market, currency or interest rate risk because we run a matched back-to-back book with a variety of liquidity providers who are market makers in this arena. Our risk is the credit risk of our counterparties, which we manage in line with our credit policies and procedures outlined in our risk management policies. We also enhanced our treasury management capabilities and now provide all aspects of receivables and payables services in addition to online banking and reporting. We offer sophisticated remote capture, liquidity management, and lockbox services to meet our clients’ needs and drive non-interest and interest-bearing deposits to the bank.

We aim to deliver sophisticated products beyond those normally available at a bank of our size by working closely with vendors and correspondent banks to assist in product development and implementation. This strategy was employed in bringing retail and wholesale lockbox, foreign exchange, and derivatives to market quickly.

Demonstrate consistent financial strength

We actively manage capital to maintain a strong balance sheet and generate liquidity and selectively deploy capital resources to build long-term relationships that we believe will lead to sustainable organic growth and profitability.

We continually monitor our well-capitalized position. During 2008, we raised approximately $430.0 million in new regulatory capital, including $149.1 million in common equity, $143.8 million in trust preferred securities and $120.0 million in subordinated debt. With the additional regulatory capital, our loan-to-one borrower limit increased from $125.0 million at December 31, 2007 to approximately $251.8 million at December 31, 2008. Additionally, we received $243.8 million in capital under the Troubled Asset Relief Program’s (“TARP”) Capital Purchase Program in early 2009, giving us greater flexibility to serve our expanded and growing portfolio of credits to middle market companies.

As part of our commitment to financial strength and as a result of the shift in our loan portfolio composition, we have become more disciplined in how we manage and control our risk profile across business lines and operations in response to various market conditions. Kevin Van Solkema was named Chief Risk Officer in 2008. Under his leadership, we augmented the strength of the risk management team, centralized policy and processes, and aligned organizationally to better support this growth and shift in the loan portfolio.

Deliver Stockholder Value

Key strategic initiatives launched in 2008 to deliver long-term value include:

•	To streamline our operation going forward, we have begun the consolidation of our five banking charters. In late 2008, we merged The PrivateBank – Georgia into our flagship Chicago bank, The PrivateBank and Trust Company. We are scheduled to consolidate The PrivateBank – Michigan, The PrivateBank – St. Louis and The PrivateBank – Wisconsin during 2009. We have not yet determined which type of banking charter we will ultimately maintain and are giving careful consideration to developing the right corporate and governance structure given our anticipated growth plans.

•	Specific focus on The PrivateClients Group and The PrivateWealth Group lines of business to enhance synergies across the organization and deliver “best in class” products and service.

•	Exploration of strategic joint ventures and/or lines of business that will enhance our fee income generation and deposit taking abilities.

•	Development and implementation of a Eurodollar sweep program to expand the funding offerings available to our clients.

•	Evaluation and implementation of a new commercial loan system and a deal capture system for our Capital Markets group.

•	Creation of an asset-based lending monitoring and underwriting team to more efficiently and effectively manage this type of exposure.

•	Implementation of a third party trade letter of credit system to provide our clients with trade services and allow us to manage our overall standby and trade letter of credit exposure.

•	Solidifying our syndications strategy and positioning ourselves in the market as a leader in multi-bank deals with partner banks.

•	Continued refinement of our Enterprise Risk Management function.

Uphold our commitment to our communities

We believe we have a responsibility to support our communities and to leverage the expertise of our professionals to help those less fortunate. In 2008, our team members volunteered more than 7,000 hours in CRA and non-CRA activities and we provided $200 million in community development loans throughout the Chicago market. We also increased our qualified grants to not-for-profit organizations to just over $400,000 in 2008. As we continue to grow, we will adjust proportionately the investments made in our communities, with special emphasis on financial literacy, particularly among underprivileged youth.

Generate future growth while staying focused on our mission and clients

As outlined in the Plan, we will seek to develop new lines of business as appropriate based on our clients’ needs, industry trends and innovative thinking, and will consider new geographic markets based on potential. In 2008, we opened business development offices in Denver, Des Moines, Cleveland and Minneapolis to capitalize on available talent and what we believe was significant market opportunity. We will also consider opportunistic acquisitions of failing financial institutions within our geographic footprint as there may be unique opportunities which would accelerate growth under the Plan.

The PrivateBank Approach

Our Plan emphasizes the development of new and existing client relationships with larger privately held and public companies, the originating of larger credits and a greater rate of balance sheet growth than we had experienced prior to 2008. This Plan, which we embarked on in late 2007, represents a substantial shift in our strategic direction and has caused us to change the way we manage our business and to manage, going forward, around lines-of-business. Notwithstanding this shift, we continue our style of doing business using “The PrivateBank approach”. We believe the organization of our Company around lines-of-business enhances “The PrivateBank approach” with deeper banking service capabilities and relationships to serve clients in our target markets.

Our business model has and continues to put the decision-making power in the hands of our managing directors in the local markets in which we operate, and our hallmark is our highly personalized service. Our goal is to be the primary source of financial products and services for our clients. We strive to develop a valued relationship with our clients, using an experienced team of managing directors to serve our clients’ needs, and tailoring our products and services to consistently meet those needs.

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

Personal Relationships. Our approach begins with the development of strong, dedicated, valued relationships with our clients. Clients are matched with a team of decision makers headed by a managing director, who is the client’s central point of contact with us. Each of our managing directors and associate managing directors, who are senior financial professionals, act as a financial partner with our clients, working with them to identify and service their commercial and private banking and wealth management needs. By dedicating a team of executives to each client, we are able to build ongoing relationships that allow our managing directors to use their increasing knowledge of the client’s financial history and financial, business and personal goals to quickly tailor our services to the client’s individual needs. We believe this approach gives our clients a sense of security and continuity of personal service in their banking relationship. On the basis of this trust and confidence, we then seek to expand the scope of products and services provided to each client. Satisfied clients of the bank and our bankers provide our most significant source of new business and new client referrals as well.

Customized Financial Services. In taking a long-term relationship approach with our clients, we are able to differentiate our services from the “one-size-fits-all” mentality of many other financial institutions. Our clients use a wide variety of financial services beyond traditional banking products, and we work with them to identify their particular needs and to develop and shape our services tailored to meet those needs. While we offer a suite of banking products, we believe that it is our personalized service that distinguishes us from most of our competitors. We encourage, not discourage, our clients to contact us. We use regular contact as a way to strengthen our relationships, increase our services to existing clients and earn referral business.

Efficient Decision-Making Process. Our clients generally deal directly with their dedicated managing directors, who are given broad decision-making authority. This allows our managing directors to respond quickly and efficiently to our clients’ needs. We are able to use a streamlined approach because our organization has many qualified, experienced credit officers with credit approval authority who make themselves available on short notice to help consult on or approve credits when time is of the essence. Generally, we use an “on call” approach to approve credit. As the amount and the complexity of the credit increases, we use a more rigorous approval process that includes a formal loan committee with heads of each line of business, the Chief Credit and Chief Risk Officers and the Chief Executive Officer.

Network of Comprehensive Financial Services. In order to compete with other financial service providers, we rely on a network of professionals in the financial and investment communities with whom we have developed strategic alliances over the years. This enables us to offer our clients a broad array of high quality services. For example, in The PrivateWealth Group, we work with selected investment management firms in providing services to our wealth management clients. Our clients can either choose to maintain their existing investment management relationships when they become wealth management clients, use our subsidiary, Lodestar, or choose to use one or more of our designated third-party providers of investment management services. We believe this choice distinguishes our service from the rigid policies set by some of our competitors. We, in turn, assist our clients in selecting a complete package of services best suited to their individual needs without incurring the overhead associated with directly employing diversified portfolio managers. We also have a strategic partner that provides our clients with on-site securities brokerage services through The PrivateWealth Group.

The fundamentals of “The PrivateBank approach” have remained consistent since our founding and since launching our Plan. We have enhanced our business model to drive a new pattern of strategic growth, relying on “The PrivateBank approach”, including an emphasis on: (1) middle market client relationships, (2) larger and varied credits, (3) an expanded product suite of cash management and other fee generating services, and (4) enhancements to risk management infrastructure.

Our Banking and Wealth Management Services

Through our subsidiaries, we offer banking and wealth management services to our clients at a personal level. We tailor our products and services to fit our clients’ needs and desires instead of compelling our clients to fit into predetermined products and services. Our services are organized around five lines of business (Illinois Commercial and Specialty Banking, National Commercial Banking, Commercial Real Estate, PrivateClients, and the PrivateWealth Group) which are more broadly described as follows:

Commercial Banking Services. We offer a full range of lending products to businesses owned by or affiliated with our clients. We offer lines of credit for working capital, term loans for equipment and other investment purposes, and letters of credit to support the commitments our clients make. We tailor these products to meet the varied needs of our clients. Our treasury management services include a comprehensive suite of collection, disbursement, information reporting, and investment products to assist clients to optimize their cash flow. New commercial banking services include capital markets products such as interest rate protection, derivatives, options and foreign exchange. We strive to offer banking packages that are competitive and allow us to provide service to our clients beyond what is expected in our industry.

Real Estate Lending Services. We provide real estate loan products to businesses and individuals. We provide a full range of fixed and floating-rate permanent and interim mortgages for our clients to finance a variety of owner-occupied properties as well as investment properties, such as apartment buildings, office buildings, and shopping centers. We also provide construction lending for commercial developments. We offer residential mortgage products and we have developed a proficiency for jumbo mortgages and will work with our clients and market sources to place these loans into the secondary market. Our experience has been that residential lending is an excellent vehicle to attract new clients.

Private-Client Services. We are committed to giving consistent and personal attention to those we serve—business owners, the self-employed, professionals, professional athletes and other individuals and families—by providing them with customized financial solutions within a framework of exceptional personal service. We offer the services our clients need to succeed in their work, their investments and their lives. We are successful in offering our clients the experience of a large, mature bank with the personal service of a highly responsive, entrepreneurial firm. The result is rapidly growing and deepening relationships based on client satisfaction. Each client has access to a managing director with years of banking and investment experience. Our personal attention to each client’s welfare ensures continuity of relationships, service levels and quality.

Wealth Management Services. The wealth management services offered to clients of our The PrivateWealth Group include investment management, personal trust, guardianship and estate administration services, custody services, retirement accounts, and brokerage services. Our wealth management personnel work with our clients to define objectives, goals and strategies for their investment portfolios. We assist the client with the selection of an outside investment manager, as necessary, and work to tailor the investment program accordingly. Our wealth management and estate account administrators also work with our clients and their attorneys to develop their estate plans. We work closely with our clients and their beneficiaries to ensure that their needs are met and advise them on financial matters. When serving as agent, trustee or executor, we often structure and will periodically monitor the performance of the investment management of our clients’ investment portfolios. In some situations, we provide the asset allocation and investment planning services related to the management of these assets. We also provide our clients with custodial services for safekeeping of their assets. We emphasize a high level of personal service in The PrivateWealth Group, including prompt collection and reinvestment of interest and dividend income, daily portfolio valuation, tracking of tax information, customized reporting and security settlement.

Lending Activities

We provide a full range of commercial, real estate and personal lending products and services to our clients. We have adopted loan policies that contain general lending guidelines consistent with regulatory requirements and are subject to review and revision by our credit policy committee and shared with the boards of directors of each of the banks and the holding company. We extend credit consistent with these comprehensive loan policies and update them on regular basis.

The goal of our lending program is to meet the credit needs of our diverse client base while using sound credit principles to protect our asset quality. Our business and credit strategy is relationship-driven and we strive to provide a reliable source of credit, a variety of lending alternatives, and sound financial advice to our clients. When extending credit, our decisions are based upon our client’s ability to repay the loan, as well as the value of any collateral securing the loan. The quality and integrity of the borrower is crucial in the loan approval process. We monitor the performance of our loan portfolio through regular contact with our clients, continuous portfolio review and careful monitoring of delinquency reports and internal watch lists.

As a result of the implementation of our Plan, the diversity and complexity of our loan portfolio is increasing. During 2008, the average credit size has increased and the loans in our portfolio have become much more geographically dispersed given new banking offices opened late in 2007 and during the first quarter of 2008 and our more national lending focus. Likewise, the complexion of the credits has changed and our new expertise in several commercial sectors, such as healthcare and the construction industries, has allowed us to expand our product offerings to a new client base. We expect to continue to attract larger clients going forward, including privately-held and public companies that have a need for a more diverse and sophisticated suite of credit products and services than we have offered in the past. We continue to build our credit capabilities to meet these needs.

To address the changes in the complexity and complexion of our credit business going forward, management has developed a bi-weekly loan committee review process so it can focus on time-sensitive approvals of credits that respond to our clients’ needs. Our loan committee of the Board of Directors has heightened its focus on credit risk management, loan policies and other issues related to supervising the management of a larger more complicated loan portfolio. We believe our new approach to credit management will allow us to deliver our traditional “PrivateBank approach” of providing credit to our clients—which involves highly responsive, customized solutions—while managing our credit risks at an enterprise-level with appropriate interaction between our Board and management.

Investment Activities

We maintain an actively managed investment portfolio intended to maximize risk-adjusted total return, provide liquidity, and to modify our asset/liability position as deemed appropriate. We invest primarily in mortgage-backed securities and collateralized mortgage obligations backed by Fannie Mae and Freddie Mac, and bank-qualified tax-exempt obligations of state and local political subdivisions. We also may invest in corporate debt or other securities as permitted by our investment policy. For more information on the ratings on our bond portfolio as of December 31, 2008, please see page 48.

When evaluating the effectiveness of our investment strategy, we employ a methodology that focuses on the total return of the portfolio over reasonably long periods of time such as one, three and five years. Our investment portfolio is managed by the Investment Officer of a subsidiary of The PrivateBank – Chicago. The portfolio management activities and financial results are reviewed with the individual bank asset liability committees.

The investment portfolio is one of the tools utilized to manage each bank’s net asset/liability position by countering the interest rate risk characteristics of the loan portfolio. Most of the loans on the balance sheet are either floating-rate or have very short maturities. If interest rates change, these assets will re-price very quickly. Overall, the investment portfolio has a longer duration than the loan portfolio, which has the effect of making our net interest rate risk position more neutral.

Asset-Liability Management Committee

Each bank subsidiary has an asset/liability committee (“ALCO”) comprised of selected senior officers who are charged with the dual goals of optimization and stabilization of net interest income over time while adhering to prudent banking practices. ALCO oversees asset growth, liquidity and capital, and directs our overall acquisition and allocation of funds. At its meetings, ALCO reviews issues including: data on current economic conditions, information regarding the current interest rate outlook, the pipeline of anticipated loan and deposits growth, the mix of interest rate sensitive assets and liabilities, the bank’s liquidity position, recent investment portfolio activity and other relevant matters.

ALCO is also responsible for monitoring compliance with our investment policy. At least quarterly, asset liability management reporting is presented to our business risk committee or to the ALCO of the banks’ boards of directors, who review the reports and decisions made affecting net interest income.

Enterprise Risk Management

In September 2008, we enhanced and further implemented a robust enterprise risk management (“ERM”) process, as we understood the need for a comprehensive and cohesive view of risk throughout the organization. In alignment with the further development of our ERM process, the supporting governance was also strengthened. A Management Risk Committee chaired by the Chief Risk Officer, and involving members of key senior management leadership positions, was formed to review and identify existing and emerging risks of the Company. At a board level, a Business Risk Committee was formed to provide independent oversight of management’s execution of ERM and related actions. Our development of ERM practices, which encompass all elements of our business, provides a sound foundation for identifying and managing risk(s). ERM applies to all components of our operations. It provides for a vigorous departmental vetting of risks at our regular ERM committee meetings that result in action plans to mitigate and escalate risk from throughout the company. We aim to leverage the expertise and experience of our entire team, not just those in the Risk Management department. Our ERM philosophy and practice provides us with an effective system to manage risk and enables us to grow our business in a sustainable way.

Competition

We do business in the highly competitive financial services industry. Our geographic markets include the greater Chicago, St. Louis, Milwaukee, Detroit, Atlanta, and Kansas City metropolitan areas. During the first quarter of 2008, we opened business development offices in Denver, Colorado, Des Moines, Iowa, Cleveland, Ohio and Minneapolis, Minnesota. The financial services industry is comprised of commercial banks, thrifts, credit unions, investment banks, brokerage firms, money managers, and other providers of financial products and services. We compete with regional, national, and international commercial and retail banks in all of the markets we serve. Given the changing nature of the banking industry we could experience new deposit competition from investment banks and finance companies that are converting to bank charters and therefore will be able to take on traditional bank deposits. For wealth management services we also compete with brokerage firms, wealth consulting firms and investment managers. While our products and services may be similar to those of our competitors, we attempt to distinguish ourselves by emphasizing consistent delivery of the superior levels of personal service, customized solutions and responsiveness expected by our clients.

Some of our competitors are not subject to the same degree of regulation as that imposed on bank holding companies, federally insured state chartered banks, national banks and federal savings banks, and may be able to price loans, deposits and other products and services more aggressively.

We face intense competition in attracting and retaining qualified employees. Our ability to continue to compete effectively will depend upon the ability to attract new employees and retain and motivate existing employees.

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

As of December 31, 2008, we had regulatory capital in excess of the Federal Reserve’s well-capitalized requirements. Our total risk-based capital ratio at December 31, 2008 was 10.31% and our leverage ratio was 7.16%.

Acquisitions. The BHC Act requires prior Federal Reserve approval for, among other things, the acquisition by a bank holding company of direct or indirect ownership or control of more than 5% of the voting shares or substantially all of the assets of any bank, or for a merger or consolidation of a bank holding company with another bank holding company. With limited exceptions, the BHC Act prohibits a bank holding company from acquiring direct or indirect ownership or control of voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in any activity other than banking or managing or controlling banks or performing services for its authorized subsidiaries. A bank holding company may, however, engage in or acquire an interest in a company that engages in activities that the Federal Reserve has determined, by regulation or order, to be so closely related to banking or managing or controlling banks as to be a proper incident thereto, such as owning and operating a savings association, performing functions or activities that may be performed by a trust company, owning a mortgage company, or acting as an investment or financial advisor. The Federal Reserve, as a matter of policy, may require a bank holding company to be well capitalized at the time of filing an acquisition application and upon consummation of the acquisition. The Gramm-Leach-Bliley Act (the “GLB Act”) allows bank holding companies that are in compliance with certain requirements to elect to become “financial holding companies.” Financial holding companies may engage in a broader range of activities than is permitted for bank holding companies. At this time, PrivateBancorp has not elected to become a financial holding company.

Redemptions. Under the BHC Act, bank holding companies are required to provide the Federal Reserve with prior written notice of any purchase or redemption of their outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding twelve months is equal to 10% or more of their consolidated net worth. The Federal Reserve may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, Federal Reserve order, or any condition imposed by or written agreement with the Federal Reserve. This prior notice requirement does not apply to any bank holding company that meets certain well capitalized and well managed standards and is not subject to any unresolved supervisory issues.

Under provisions of the U.S. Department of Treasury’s (the “Treasury”) Troubled Asset Relief Program’s Capital Purchase Program (“CPP”) (as more fully discussed below under “2008 Emergency Economic Stabilization Act”), banks who sell equity securities to the Treasury under the CPP are generally prohibited from acquiring or redeeming their common, preferred or trust preferred securities for three years, without the consent of the Treasury. Pursuant to our participation in the CPP, as discussed below, our ability to repurchase equity securities is restricted until January 30, 2012 (subject to certain exceptions), unless we redeem the Treasury’s preferred stock investment prior to that time, or otherwise obtain Treasury approval.

Tie-in Arrangements. Under the BHC Act and Federal Reserve regulations, we are prohibited from engaging in tie-in arrangements in connection with an extension of credit, lease, or sale of property or furnishing of services. Accordingly, we may not condition a client’s purchase of one of our services on the purchase of another service, except with respect to traditional banking products.

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

Furthermore, under the Interstate Banking Act, banks are permitted, under some circumstances, to merge with one another across state lines and thereby create a main bank with branches in separate states. Approval of interstate bank mergers is subject to certain conditions, including: adequate capitalization, adequate management, Community Reinvestment Act compliance and deposit concentration limits, compliance with federal and state antitrust laws and compliance with applicable state consumer protection laws. After establishing branches in a state through an interstate merger transaction, a bank may establish and acquire additional branches at any location in the state where any bank involved in the interstate merger could have established or acquired branches under applicable federal and state law.

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

Bank Regulation

Our subsidiary banks, The PrivateBank – Chicago, The PrivateBank – Michigan, The PrivateBank – Wisconsin, The PrivateBank – St. Louis, and The PrivateWealth Trust Company (in organization) are subject to extensive supervision and regulation by various federal and state authorities. Additionally, as an affiliate of our subsidiary banks, PrivateBancorp is also subject, to some extent, to regulation by these respective authorities.

The PrivateBank – Chicago is an Illinois state-chartered bank and as such, is subject to supervision and examination by the IDFPR and, as a Federal Reserve non-member bank, its primary federal regulator, the Federal Deposit Insurance Corporation (the “FDIC”).

The PrivateBank – Michigan is a Michigan state-chartered bank and is subject to supervision and examination by the Michigan Office of Financial and Insurance Services. As a Federal Reserve non-member bank, it is subject to supervision and examination by its primary federal regulator, the FDIC. The PrivateBank – Michigan is a member of the Federal Home Loan Bank (the “FHLB”) of Indianapolis and, as such, may also be subject to examination by the FHLB of Indianapolis.

The PrivateBank – Wisconsin is a national bank and is subject to supervision and examination by the Office of the Comptroller of the Currency (the “OCC”) and, to a lesser extent, by the FDIC. The PrivateBank – Wisconsin is a member of the FHLB of Chicago and, as such, may also be subject to examination by the FHLB of Chicago.

The PrivateBank – St. Louis is, and The PrivateWealth Trust Company (in organization) will be a federal savings bank, subject to supervision and regulation by the Office of Thrift Supervision (the “OTS”) and, to a lesser extent, by the FDIC. The PrivateBank – St. Louis is a member of FHLB of Des

Moines and, as such, may also be subject to examination by the FHLB of Des Moines. The PrivateWealth Trust Company (in organization), which will engage primarily in fiduciary activities, will also be subject to certain state laws pertaining to the conduct of fiduciary activities within a state.

The PrivateBank – Georgia, which was a Georgia state-chartered bank subsidiary of PrivateBancorp subject to supervision and examination by the Georgia Department of Banking and Finance and the FDIC, was merged into The PrivateBank – Chicago, effective November 30, 2008, and is now regulated as part of that bank.

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

Monetary Policy. All of our subsidiary banks are affected by the credit policies of the Federal Reserve, which regulate the national supply of bank credit. Such regulation influences overall growth of bank loans, investments and deposits and may also affect interest rates charged on loans and paid on deposits. The Federal Reserve’s monetary policies have had a significant effect on the operating results of commercial banks in the past and we expect this trend to continue in the future.

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

As federally chartered savings banks, The PrivateBank – St. Louis and The PrivateWealth Trust Company (in organization) may only pay dividends without prior approval of the OTS if each maintains the appropriate level of capital and the total amount of capital distributions for the applicable calendar year does not exceed the net income for that year to date plus retained net income for the preceding two years.

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

Reserve Requirements. Our subsidiary banks are subject to Federal Reserve regulations requiring depository institutions to maintain non-interest-earning reserves against their transaction accounts. The first $10.3 million of a bank’s transaction accounts (subject to adjustments by the Federal Reserve) are exempt from the reserve requirements. The Federal Reserve regulations generally require 3% reserves on a bank’s transaction accounts totaling between $10.3 million and $44.4 million. For transaction accounts totaling over $44.4 million, Federal Reserve regulations require reserves of $1,023,000 plus 10% of the amount over $44.4 million.

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

Standards for Safety and Soundness. The Federal Deposit Insurance Act, as amended by FDICIA and the Riegle Community Development and Regulatory Improvement Act of 1994, require the FDIC, together with the other federal bank regulatory agencies, to prescribe standards of safety and soundness, by regulations or guidelines, relating generally to operations and management, asset growth, asset quality, earnings, stock valuation and compensation. The federal bank regulatory agencies have adopted a set of guidelines prescribing safety and soundness standards pursuant to FDICIA. The guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder. In addition, the federal bank regulatory agencies adopted regulations that authorize, but do not require, the agencies to order an institution that has been given notice that it is not satisfying the safety and soundness guidelines to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the agency must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized institution is subject under the “prompt corrective action” provisions of FDICIA. If an institution fails to comply with such an order, the agency may seek to enforce its order in judicial proceedings and to impose civil money penalties. The federal bank regulatory agencies have also adopted guidelines for asset quality and earning standards. State-chartered banks may also be subject to state statutes, regulations and guidelines relating to safety and soundness, in addition the federal requirements.

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

Insurance of Deposit Accounts. Under FDICIA, as FDIC-insured institutions, our subsidiary banks are required to pay deposit insurance premiums based on the risk they pose to the Deposit Insurance Fund (the “DIF”). The FDIC has authority to raise or lower assessment rates on insured deposits in order to achieve required ratios in the insurance fund and to impose special additional assessments. To determine an institution’s assessment rate, each insured institution is placed in one of four risk categories using a two-step process based on capital and supervisory information. First, each insured institution is assigned to one of the following three capital groups: “well capitalized,” “adequately capitalized” or “undercapitalized.” Each insured institution is then assigned one of three supervisory ratings: “A” (institutions with few minor weaknesses), “B” (institutions which demonstrate weaknesses which, if not corrected, could result in significant deterioration of the institution and increased risk of loss to DIF) or “C” (institutions that pose a substantial probability of loss to DIF unless effective corrective action is taken). Insured institutions classified as strongest by the FDIC are subject to the lowest insurance rate; insured institutions classified as weakest by the FDIC are subject to the highest insurance assessment rate.

On October 16, 2008, the FDIC published a restoration plan to reestablish the Deposit Insurance Fund to the statutory required minimum percentage of deposits. As part of the restoration plan, the FDIC determined to increase risk-based assessment rates uniformly by seven basis points on an annual basis for the first quarter of 2009. The FDIC will finalize additional changes to the risk-based assessment rates during the first quarter of 2009, to take effect beginning in the second quarter of 2009.

During 2008, the Banks paid deposit insurance premiums in the aggregate amount of $6.3 million. The PrivateWealth Trust Company did not pay deposit insurance premiums in 2008 because it was still in organization.

Pursuant to the 2008 Emergency Economic Stabilization Act (described more fully below), the maximum deposit insurance on individual accounts was increased from $100,000 to $250,000 until December 31, 2009. Deposit insurance may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. Such terminations can only occur, if contested, following judicial review through the federal courts. We do not know of any practice, condition or violation that might lead to termination of deposit insurance for any of our subsidiary banks.

Community Reinvestment. Under the CRA, a financial institution has a continuing and affirmative obligation to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, or limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community. However, institutions are rated on their performance in meeting the needs of their communities. Performance is tested in three areas: (a) lending, to evaluate the institution’s record of making loans in its assessment areas; (b) investment, to evaluate the institution’s record of investing in community development projects, affordable housing, and programs benefiting low- or moderate-income individuals and business; and (c) service, to evaluate the institution’s delivery of services through its branches, automated teller machines and other offices. The CRA requires each federal banking agency, in connection with its examination of a financial institution, to assess and assign one of four ratings to the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by the institution, including applications for charters, branches and other deposit facilities, relocations, mergers, consolidations, acquisitions of assets or assumptions of liabilities, and savings and loan holding company acquisitions. The CRA also requires that all institutions make public disclosure of their CRA ratings. As a special purpose savings bank, The PrivateWealth Trust Company (in organization) will generally be exempt from CRA requirements.

The PrivateBank – Chicago, The PrivateBank – St. Louis and The PrivateBank – Michigan have all been assigned a “satisfactory” rating at their most recent CRA examinations. The PrivateBank – Wisconsin has not yet been examined for CRA.

Anti-Money Laundering and Bank Secrecy Act. Under the Bank Secrecy Act (“BSA”), a financial institution is required to have systems in place to detect certain transactions, based on the size and nature of the transaction. Financial institutions are generally required to report to the United States Treasury any cash transactions involving more than $10,000. In addition, financial institutions are required to file suspicious activity reports for transactions that involve more than $5,000 and which the financial institution knows, suspects or has reason to suspect involve illegal funds, are designed to evade the requirements of the BSA or have no lawful purpose. The USA PATRIOT Act of 2001 (the “PATRIOT Act”), which amended the BSA, contains anti-money laundering and financial transparency laws, as well as enhanced information collection tools and enforcement mechanisms for the U.S. government. The PATRIOT Act provisions include the following: standards for verifying customer identification when opening accounts; rules to promote cooperation among financial institutions, regulators and law enforcement; and due diligence requirements for financial institutions that administer, maintain or manage certain bank accounts. Each of our banks is subject to BSA and PATRIOT Act requirements.

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

The OTS issued guidance separate from the other federal banking regulators, which applies to The PrivateBank – St. Louis. Similar to the guidance issued by the other federal banking regulators, the OTS guidance highlights existing regulations and guidelines for real estate lending. However, the OTS guidance is somewhat less restrictive than the guidance issued by the other banking regulators. Rather than using numerical indicators to identify institutions with commercial real estate concentrations, the OTS guidance provides that all institutions that actively engage in commercial real estate lending should assess their own concentration risk. Accordingly, those institutions should implement sound risk management procedures commensurate with the size and risks of their portfolios and also establish internal concentration thresholds for internal reporting and monitoring.

Qualified Thrift Lender Requirements. The PrivateBank – St. Louis is required, and The PrivateWealth Trust Company (in organization) will be required, to meet qualified thrift lender (“QTL”) requirements. The Home Owners’ Loan Act requires savings institutions to meet a QTL test, under which the institution is required to either qualify as a “domestic building and loan association” under the Internal Revenue Code or maintain at least 65% of its “portfolio assets” (total assets less (1) specified liquid assets up to 20% of total assets; (2) intangibles, including goodwill; and (3) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least nine months out of each twelve-month period. A savings institution that fails the QTL test is subject to certain operating restrictions, such as restrictions on new investments, activities and branching.

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

2008 Emergency Economic Stabilization Act

On October 3, 2008, the U.S. Congress enacted the Emergency Economic Stabilization Act (“EESA”). EESA authorized the Secretary of the U.S. Department of the Treasury to purchase up to $700 billion in troubled assets from qualifying financial institutions pursuant to the Troubled Asset Relief Program (“TARP”). On October 14, 2008, the U.S. Department of the Treasury (“Treasury”), pursuant to its authority under EESA, announced the CPP. Pursuant to the CPP, qualifying public financial institutions may issue senior preferred stock to the Treasury in an amount not less than 1% of risk-weighted assets and not more than 3% of risk-weighted assets or $25 billion, whichever is less. The proceeds from the issuance of preferred stock will be included in the financial institution’s Tier 1 capital. The senior preferred stock will pay a 5% dividend per annum until the fifth year of the investment and 9% per annum thereafter. In addition to the senior preferred stock, participating public financial institutions must issue a warrant to the Treasury for the purchase of common stock in an amount equal to 15% of the preferred stock investment. Treasury will not exercise any voting rights with respect to the common shares acquired through the exercise of the warrants. Financial institutions participating in the CPP must agree and comply with certain restrictions, including restrictions on redemption, dividends, repurchases and executive compensation, as discussed below. Finally, Treasury may unilaterally amend any provision of the CPP to comply with changes in applicable federal statutes.

Redemption. Prior to the third anniversary of the date of the first dividend payment date made on the Treasury’s preferred stock investment, the financial institution may only redeem the senior preferred stock using the proceeds from a qualified Tier 1 capital equity offering, which is generally defined as a capital equity offering in an amount not less than 25% of the senior preferred investment. Such redemption during the first three years is also subject to bank regulatory approval. After the third anniversary of the investment, the senior preferred stock may be redeemed in whole or in part by the financial institution, subject to bank regulatory approval. These restrictions on redemptions were modified on February 17, 2009, in connection with enactment of the American Recovery and Reinvestment Act of 2009 (discussed below).

Dividends. Prior to the third anniversary of the investment or the date on which the Treasury’s senior preferred stock investment has been fully redeemed or transferred the financial institution may not increase common dividends without the Treasury’s consent. In addition, the financial institution may not pay dividends on common stock unless the financial institution has paid dividends on the preferred stock. If the financial institution does not pay dividends on the senior preferred stock for six dividend periods, the Treasury will have the right to elect two members to the board of directors.

Repurchases. Prior to the third anniversary of the investment or the date on which the Treasury’s senior preferred stock investment has been fully redeemed or transferred, the financial institution may not repurchase other equity securities or trust preferred securities without Treasury’s consent, except repurchases in the ordinary course related to employee benefit plans in a manner consistent with past practice, certain market-making and related transactions by a broker-dealer subsidiary of the financial institution, certain custodian or trustee transactions for another beneficial owner, or certain agreements pre-dating participation in the CPP.

Executive Compensation. Participating financial institutions must modify certain senior executive compensation agreements consistent with EESA, which generally prohibits incentive compensation agreements that encourage senior executive officers to take unnecessary and excessive risks. In addition, incentive compensation paid to senior executive officers must be recovered if such payments are subsequently determined to be based upon materially inaccurate financial results (“clawback” provision). Participating financial institutions are prohibited from making golden parachute payments to senior executive officers and are required to limit the federal tax deduction for compensation paid to senior executive officers to $500,000. For this purpose, “senior executive officer” means an individual who is one of the top five highly paid executives whose compensation is required to be disclosed pursuant to the Exchange Act. As discussed below, these executive compensation restrictions were further expanded by the American Recovery and Reinvestment Act of 2009.

On January 30, 2009, PrivateBancorp closed the transaction with Treasury in order to participate in the CPP. PrivateBancorp issued preferred stock to the Treasury equal to $243.8 million and a warrant to purchase 1,290,026 shares of common stock at an exercise price of $28.35. Pursuant to its participation in the CPP, PrivateBancorp is subject to the provisions therein.

American Recovery and Reinvestment Act of 2009

On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (“Recovery Act”) was signed into law. Included among the many provisions in the Recovery Act are restrictions affecting financial institutions who are participants in the TARP, which are set forth in the form of amendments to the EESA. These amendments provide that during the period in which any obligation under the TARP remains outstanding (other than obligations relating to outstanding warrants), TARP recipients are subject to appropriate standards for executive compensation and corporate governance to be set forth in regulations to be issued by Treasury. Among the executive compensation and corporate governance provisions included in the Recovery Act are the following (which provisions are expected to be clarified and potentially expanded by forthcoming Treasury regulations):

•	an expansion of the incentive compensation “clawback” provision to cover senior executive officers (as defined above) and the next 20 most highly compensated employees;

•	an expansion of the prohibition on certain golden parachute payments to cover any payment related to a departure for any reason (with limited exceptions) made to any senior executive officer (as defined above) and the next five most highly compensated employees;

•	a limitation on incentive compensation paid or accrued to highly compensated employees of the financial institution. Under this provision, incentive compensation paid to such individuals, subject to certain exceptions for pre-existing arrangements set forth in written employment contracts executed on or prior to February 11, 2009, may not exceed 1/3 of annual compensation and must be paid in restricted stock which does not fully vest until Treasury’s preferred stock is redeemed in full. The number of highly compensated employees impacted by this provision is dependent on the size of the Treasury’s TARP investment. In the case of the Company, at least the top five highly compensated employees are to be subject to these restrictions.

•	a requirement that the Chief Executive Officer and Chief Financial Officer provide in annual securities filings, a written certification of compliance with certain executive compensation and corporate governance provisions;

•	a requirement that companies adopt a company-wide policy regarding excessive or luxury expenditures;

•	a requirement that companies permit a separate, non-binding shareholder vote to approve the compensation of executives;

•	a provision that allows Treasury to review compensation paid prior to enactment of the Recovery Act to senior executive officers and the next 20 most highly-compensated employees to determine whether any payments were inconsistent with the executive compensation restrictions of the EESA, as amended, TARP or otherwise contrary to the public interest.

In addition, companies who have issued preferred stock to Treasury under TARP are now permitted to redeem such investments at any time, subject to consultation with banking regulators. Upon such redemption, the warrants issued to Treasury are to be immediately liquidated.

FDIC Temporary Liquidity Guarantee Program

On October 15, 2008, the FDIC announced the Temporary Liquidity Guarantee Program (“TLGP”) to strengthen confidence and encourage liquidity in the banking system. The program is comprised of two voluntary components: the Debt Guarantee Program (“DGP”) and the Transaction Account Guarantee Program (“TAGP”). Eligible entities not wishing to participate must have formally opted-out of each of the DGP and TAGP by December 5, 2008. None of our subsidiary banks have opted-out of either the DGP or the TAGP. Because PrivateBancorp had no senior unsecured debt outstanding as of September 30, 2008, PrivateBancorp is not participating in the DGP.

Debt Guarantee Program. Pursuant to the DGP, eligible entities may issue FDIC-guaranteed senior unsecured debt up to 125% of the entity’s senior unsecured debt outstanding as of September 30, 2008. If an eligible bank had no senior unsecured debt, as defined in FDIC regulations, outstanding as of September 30, 2008, then the bank may have unsecured debt guaranteed up to an amount equal to 2% of its total liabilities. For eligible entities that are not banks and had no outstanding senior unsecured debt as of September 30, 2008, the FDIC along with the entity’s primary regulator will assess on a case-by-case basis whether the entity may participate in the DGP and determine the amount of its debt guarantee limit. Guaranteed debt issued under the DGP must be issued on or before June 30, 2009, and the guarantee will end on the earlier of the maturity date of the debt or June 30, 2012, although the guaranteed debt may have a maturity date beyond June 30, 2012. The FDIC will assess participating entities a fee based on a tiered fee schedule ranging from 50 basis points to 100 basis points, based on the term of the debt and the type of institution. The fee is assessed only after the participating entity issues guaranteed debt.

Transaction Account Guarantee Program. Pursuant to the TAGP, the FDIC will fully insure, without limit, qualifying transaction accounts held at qualifying depository institutions through December 31, 2009. Qualifying transaction accounts include non-interest-bearing transaction accounts, Interest on Lawyers Trust Accounts (IOLTAs) and NOW accounts with interest rates less than 0.5%. The FDIC will assess a fee equal to 10 basis points on transaction account deposit balances in excess of the $250,000 insured limit.

AVAILABLE INFORMATION

We file annual, quarterly, and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”), and we make this information available free of charge on or through the investor relations section of our web site at www.theprivatebank.com. The following documents are also posted on our web site or are available in print upon the request of any stockholder to our Corporate Secretary:

•	Certificate of Incorporation

•	By-laws

•	Charters of our Audit, Compensation, and Nominating and Corporate Governance Committees of our Board of Directors

•	Corporate Code of Ethics

Within the time period required by the SEC and The NASDAQ Stock Market, we will post on our web site any amendment to our Code of Ethics and any waiver to the Code of Ethics applicable to any executive officer or director of the Company. In addition, our web site includes information concerning purchases and sales of our securities by our executive officers and directors.

Our Corporate Secretary can be contacted by writing to PrivateBancorp, Inc., 120 South LaSalle Street, Chicago, Illinois 60603, Attn: Corporate Secretary. Our Investor Relations Department can be contacted by telephone at (312) 564-6818 or by e-mail at kmanzel@theprivatebank.com.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

We include in this Annual Report on Form 10-K statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical facts, but instead represent only management’s beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside our control. Although we believe the expectations reflected in any forward-looking statements are reasonable, it is possible that our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in such statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” and the negative of these terms and other comparable terminology. These forward-looking statements include statements relating to our projected growth, anticipated future financial performance and management’s long-term performance goals. Forward-looking statements also include statements that anticipate the effects on our financial condition and results of operations from expected developments or events, such as the implementation of internal and external business and growth plans and strategies.

These forward-looking statements are subject to significant risks, assumptions and uncertainties, and could be affected by many factors. Factors that could have a material adverse effect on our financial condition, results of operations and future prospects include, but are not limited to:

•	Unforeseen difficulties and higher than expected costs associated with the continued implementation of our Strategic Growth Plan;

•	fluctuations in market rates of interest and loan and deposit pricing in our market areas,

•	the effect of continued margin pressure on our earnings,

•	further deterioration in asset quality,

•	the failure to obtain on terms acceptable to us, or at all, the capital necessary to fund our growth and maintain our regulatory capital ratios, or those of our subsidiary banks, above the “well-capitalized” threshold,

•	continuing deterioration of U.S. economic conditions,

•	the need to continue to increase our allowance for loan losses,

•	additional charges related to asset impairments,

•	insufficient liquidity or funding sources or our inability to obtain the funding necessary to fund our loan growth on terms that are acceptable to us,

•	legislative or regulatory changes, particularly changes in the regulation of financial services companies and/or products and services offered by financial service companies,

•	adverse developments in our loan or investment portfolios,

•	slower than anticipated growth of our business or unanticipated business declines, including as a result of continual negative economic conditions,

•	inability to retain top management personnel due to recently-enacted legislation that restricts executive compensation,

•	competition,

•	unforeseen difficulties in integrating new hires,

•	failure to improve operating efficiencies through expense controls,

•	the possible dilutive effect of potential acquisitions, expansion or future capital raises, and

•	risks and other factors set forth in Items 1A and 7 of this Annual Report on Form 10-K, including the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Results of Operations,” as well as our subsequent periodic and current reports filed with the SEC.

Because of these and other uncertainties, our actual future results, performance or achievements, or industry results, may be materially different from the results indicated by these forward-looking statements. In addition, our past results of operations do not necessarily indicate our future results.

You should not place undue reliance on any forward-looking statements, which speak only as of the dates on which they were made. We are not undertaking an obligation to update these forward-looking statements, even though our situation may change in the future, except as required under federal securities law. We qualify all of our forward-looking statements by these cautionary statements.

With respect to forward-looking statements set forth in the notes to consolidated financial statements, including those relating to contingent liabilities and legal proceedings, some of the factors that could affect the ultimate disposition of those contingencies are changes in applicable laws, the development of facts in individual cases, settlement opportunities, and the actions of plaintiffs, judges, and juries.

ITEM 1A.	RISK FACTORS

The material risks and uncertainties that we believe affect our business are described below. Before making an investment decision with respect to any of our securities, you should carefully consider the risks and uncertainties as described below together with all of the information included herein. The risks and uncertainties described below are not the only risks and uncertainties we face. Additional risks and uncertainties not presently known or that are currently deemed immaterial also may have a material adverse effect on our results of operations and financial condition. If any of the following risks actually occur, our results of operations and financial condition could suffer, possibly materially. In that event, the trading price of our common stock or other securities could decline. The risks discussed below also include forward-looking statements, and actual results may differ substantially from those discussed or implied in these forward-looking statements.

We may not be able to implement aspects of our Strategic Growth Plan.

In the fourth quarter of 2007, we announced the implementation of our Plan, which included the hiring of our new President and CEO, Larry D. Richman, in November 2007, as well as the hiring of a significant number of senior commercial bankers and other employees, in late 2007 and through 2008, which significantly expanded the size and scope of the Company, particularly in our Chicago offices. Our growth strategy contemplates continued substantial organic growth, including the further expansion of our business and operations. We may also continue the hiring of additional personnel, although at a slower pace than the past year, as we look to add new and enhanced product lines and services and possibly establish additional banking offices in our existing or in new metropolitan markets in the United States. Implementing our growth strategy depends in part on our ability to successfully identify and capture new business, clients, market share and potential acquisition opportunities in both our existing and new markets. To successfully grow our business, we must also be able to correctly identify and capture profitable client relationships and generate enough additional revenue to offset the compensation and other operating costs associated with the expansion in the size and scope of the Company. Moreover, as we open new offices we must be able to attract the necessary relationships to make these new offices cost-effective.

It is also likely that the costs associated with continued future expansion, including compensation-related expenses, will continue to have an adverse effect on our earnings per share while we are in the early stages of implementing our growth strategy. To the extent we hire new banking officers or open new banking or business development offices, our level of reported net income, return on average equity and return on average assets will be affected by overhead expenses associated with such hiring and operation, or start-up costs, and the related profitability will also depend on the time lag associated with new banking relationships, originating loans, and building core deposits as well as the increase in our allowance for loan losses that typically occurs as we grow our loan portfolio. We are likely to experience the effects of higher expenses relative to operating income from any new operation and the expansion of our employee base. These expenses may be higher than we expected, and it may take longer than expected for new hires and new offices to reach profitability. In addition, we cannot be sure that we will be able to identify suitable opportunities for further growth and expansion, or that if we do, that we will be able to successfully integrate these new operations into our business. If we are unable to effectively implement our growth strategies, our business may be adversely affected.

Our growth and expansion may strain our ability to manage our operations and our financial resources.

Our financial performance and profitability depend on our ability to continue to execute our Plan. Our expected continued growth, however, may present operating and other challenges that could adversely affect our business, financial condition, results of operations and cash flows.

Our growth will place a strain on our infrastructure, including administrative, operational and financial resources and increased demands on our systems and controls. Accordingly, our growth will require continued enhancements to, and expansion of, our operating and financial systems and controls and may strain or significantly challenge them. The process of integrating our new personnel, as well as consolidating the businesses and implementing the strategic integration of any acquired or newly-established banking offices and businesses with our existing business, may take a significant amount of time. It may also place additional strain on our existing personnel and resources and require us to incur substantial expenses. We cannot assure you that we will be able to manage our growth or effectively integrate any businesses we acquire or establish successfully or in a timely manner, or that we will be able to effectively enhance our infrastructure in order to be able to support our continued growth. In order to continue to grow, we will also need to hire additional qualified personnel. We cannot assure you that we will be successful in attracting, integrating and retaining such personnel.

We must be able to successfully integrate our new hires and maintain a cohesive culture in order for our management team to be effective.

Since September 30, 2007, we have hired a substantial number of senior commercial banking officers and other professionals as we have implemented our Plan. We must be able to continue to integrate these new hires in order to successfully build a cohesive management team to fully realize the goals of our Plan. The inability to manage the social and cultural issues involved in this integration could adversely affect our ability to successfully re-align and grow our business as anticipated, and could cause us to incur additional cost and expense as a result of management’s time and focus being diverted toward resolving any such issues.

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

We depend on access to a variety of funding sources, including deposits, to provide sufficient liquidity to meet our commitments and business needs and to accommodate the transaction and cash management needs of our clients, including funding our loan growth. Currently, our primary sources of liquidity are our clients’ deposits, as well as brokered deposits, federal funds borrowings, the Federal Reserve Bank Discount Window, Federal Home Loan Bank advances, proceeds from the sale of investment securities, proceeds from the sale of additional equity or trust preferred securities and subordinated debt, and amounts available under our credit facility (which consists of a $20 million revolving loan and a $120 million subordinated term loan).

Our Plan anticipates continued robust loan growth, especially in commercial loans. To the extent our deposit growth is not commensurate with or lags significantly behind our loan growth, we may not be able to fund this growth, or may need to access alternative, more expensive funding sources, including increasing our reliance on brokered deposits. Addressing these funding needs will be even more challenging as the amount of brokered deposits we utilize approaches our internal policy limits or if the Federal Home Loan Bank, in response to current U.S. financial conditions, places more stringent requirements on a financial institution’s ability to borrow funds. Likewise, the federal funds market has experienced a high degree of volatility and disruption since the middle of 2008, and this is an important short term liquidity source for us. If in the future additional cost-effective funding is not available on terms satisfactory to us or at all, we may need to curtail our loan growth, which could adversely affect our results of operations and earnings.

Our holding company’s liquidity position is affected by the amount of cash and other liquid assets on hand, payment of interest and dividends on debt and equity instruments issued by the holding company, capital we inject into the Banks, redemption of debt issued by the holding company, proceeds we raise through the issuance of debt and equity instruments through the holding company, draws on existing credit facilities at the holding company level and dividends received from the Banks. Our future liquidity position may be adversely affected if in the future one or a combination of the following events occurs: the Banks report net losses or their earnings are weak relative to our holding company cashflow needs, we are required to use cash at the holding company level to support loan growth of the Banks through downstream capital injections, and we are encumbered in our ability to raise cash at the holding company level through the issuance of debt or equity instruments or to access additional sources of credit. If we project liquidity weakness at the holding company level, we may manage this risk by reducing the amount of capital we inject into the Banks, thus causing our loan growth to slow. This, in turn, could adversely affect our results of operations and earnings.

We may not be able to raise additional capital necessary to fund our growth and remain well-capitalized.

Our ability to raise additional capital to support our growth and meet minimum regulatory capital requirements at the holding company and at each of our bank subsidiaries is dependent on us being able to efficiently and cost-effectively access the capital markets. Accordingly, we must continue to be able to issue additional equity securities, trust preferred securities and/or debt when and in the amounts we deem necessary, and there must be ready purchasers of our securities willing to invest in us. However, events or circumstances in the capital markets generally that are beyond our control may adversely affect our capital costs, our ability to raise capital at any given time and the dilution consequences of any common equity raise we may undertake. For instance, the capital and credit markets continue to experience high levels of volatility and disruption. In certain cases, especially in the case of stocks of financial institutions, the markets have produced significant downward pressure on stock prices and credit capacity for certain issuers without regard to those issuers’ underlying financial strength or condition. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, including earnings per share dilution or an inability to access capital. Our inability to raise additional capital on terms satisfactory to us or at all may affect our ability to grow and would adversely affect our financial condition, results of operations and our regulatory capital ratios and those of our subsidiary banks.

Our participation in the U.S. Department of Treasury’s Capital Purchase Program subjects us to certain restrictions.

On January 30, 2009, we issued approximately $243.8 million of our senior preferred stock and warrants to purchase 1,290,026 shares of common stock at an exercise price of $28.35 per share to the

U.S. Department of the Treasury (the “Treasury”) under its Capital Purchase Program (“CPP”). The CPP is authorized by the Emergency Economic Stabilization Act of 2008 and permits the Treasury to purchase up to $250 billion of senior preferred shares on a voluntary basis in U.S. financial institutions. The program is part of the government’s effort to restore liquidity and stability to the U.S. financial system. Based on our participation in the CPP, we agreed to comply with the terms and conditions of the program, which subjects us to certain restrictions. For example, we may not without the consent of the Treasury increase our dividend or, subject to certain exceptions, engage in repurchases of our common stock and trust preferred securities for three years or, if earlier, the date on which all preferred stock issued to the Treasury has been redeemed or transferred. The program also subjects us to additional executive compensation restrictions, which may adversely affect our ability to attract and retain highly-qualified senior executive officers. Additional executive compensation and corporate governance restrictions were also enacted on February 17, 2009 as part of The American Recovery and Reinvestment Act of 2009. These additional restrictions, which affect all banks participating in the CPP, may further negatively impact our ability to attract and retain senior executive officers. Furthermore, under the terms of the securities purchase agreement we entered into with Treasury, Treasury will be able to unilaterally amend the agreement to make it consistent with any subsequent statutory provisions implemented by Congress. We expect the Treasury, our bank regulators and other agencies of the U.S. Government to monitor our use of the CPP proceeds. Our failure to comply with the terms and conditions of the program or the securities purchase agreement may subject us to a regulatory enforcement action or legal proceedings brought by the U.S. Government.

We cannot predict the impact on us of recently enacted legislation, in particular the Emergency Economic Stabilization Act of 2008, and its implementing regulations and actions by the FDIC.

The programs established or to be established under the Emergency Economic Stabilization Act of 2008, including the CPP, will result in increased regulation of our industry. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities.

Similarly, programs established by the FDIC under the systemic risk exception to the Federal Deposit Insurance Act, whether we participate or not, may have an adverse effect on us. Participation in the FDIC Temporary Liquidity Guarantee Program likely will require the payment of additional insurance premiums to the FDIC. We may be required to pay significantly higher FDIC premiums even if we do not participate in the FDIC Temporary Liquidity Guarantee Program because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits. The impact on our business as a result of participating or not participating in any such programs, and the extent of our participation in such programs, cannot reliably be determined at this time.

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

Recently the strength of the U.S. economy in general and the strength of the local economies in each of the markets where our banking offices are located has declined. A sustained deterioration in the national or local business or economic conditions could result in, among other things, a deterioration of credit quality or a reduced demand for credit, including a resultant effect on our loan portfolio and allowance for loan losses. These factors could result in higher delinquencies and greater charge-offs in future periods especially given our exposure to residential development lending, which would materially adversely affect our financial condition and results of operations. Continued, sustained weakness in business and economic conditions generally or in our markets specifically could have one or more of the following adverse impacts on our business:

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

Our operating results are largely dependent on our net interest income. Fluctuations in interest rates may significantly affect our net interest income, which is the difference between the interest income earned on earning assets, usually loans and investment securities, and the interest expense paid on deposits and borrowings. The interest rate environment over the last year has continued to compress our net interest margin. Over the long term, we expect our net interest margin to benefit during a rising rate environment and alternatively, if market rates decrease, we expect our net interest margin to continue to decrease. We are unable to predict fluctuations in interest rates, which are affected by factors including: monetary policy of the Federal Reserve, inflation or deflation, recession, unemployment rates, money supply, domestic and foreign events, and instability in domestic and foreign financial markets.

As a continuing part of our financial strategy, we attempt to manage the effect of fluctuations in market interest rates on our net interest income. This effort entails providing a reasonable balance between interest rate risk, credit risk, liquidity risk and maintenance of yield. Our asset/liability management policy is established by the Business Risk Committee of our Board of Directors and is monitored by management. Our asset/liability management policy sets standards within which we are expected to operate. These standards include guidelines for exposure to interest rate fluctuations, liquidity, loan limits as a percentage of funding sources, exposure to correspondent banks and brokers, and reliance on non-core deposits. Our asset/liability policy may not be able to prevent changes in interest rates from having a material adverse effect on our results of operations and financial condition.

Our investment portfolio also contains interest rate sensitive instruments, which may be adversely affected by changes in interest rates or spreads caused by governmental monetary policies, domestic and international economic and political conditions, issuer or insurer credit deterioration and other factors beyond our control. A rise in interest rates or spread widening would reduce the net unrealized gain position of our investment portfolio, offset by our ability to earn higher rates of return on funds reinvested. Conversely, a decline in interest rates or spread compression would increase the net unrealized gain position of our investment portfolio, offset by lower rates of return on funds reinvested.

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

We maintain an allowance for loan losses sufficient to absorb credit losses inherent in our loan portfolio. The allowance for loan losses represents our estimate of probable losses in the portfolio at each balance sheet date and is supported by all available and relevant information. The allowance contains provisions for probable losses that have been identified relating to specific borrowing relationships, as well as probable losses inherent in the loan portfolio and credit undertakings that are not specifically identified. Loan quality is continually monitored by management and reviewed by committees of our Boards of Directors and the Banks on a quarterly basis. The amount of additions to the allowance for loan losses, which is charged to earnings through the provision for loan losses, is determined based on a variety of factors, including:

•	assessment of the credit risk of the portfolio,

•	evaluation of loans classified as special mention, sub-standard and doubtful,

•	delinquent loans,

•	evaluation of current economic conditions in the market area,

•	actual charge-offs during the year,

•	historical loss experience, and

•	industry loss averages.

As a percentage of total loans, the allowance was 1.40% at December 31, 2008. Over the past year, we increased our allowance as a percentage of total loans based on management’s analysis of our credit quality, including a significant increase in non-performing loans, and other factors. Our regulators review the adequacy of our allowance and, through the examination process, have authority to compel us to increase our allowance even if we believe it is adequate. We cannot predict whether our regulators would ever compel us to increase our allowance. Although we believe our loan loss allowance is adequate to absorb probable and reasonably estimable losses in our loan portfolio, the allowance may not be adequate. If our actual loan losses exceed the amount that is anticipated, our earnings could suffer.

The creditworthiness of other financial institutions could adversely affect us.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other banks. Banks are interrelated as a result of lending, clearing, counterparty and other relationships. As a result, defaults by, or even rumors or questions about, one or more banks, or the banking industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of the transactions engaged in by us and our banking subsidiaries in the ordinary course of business expose us to credit risk in the event of default of our counterparty or customer. In such instances, the collateral held by us may be insufficient to mitigate our losses, as we may be unable to realize or liquidate at prices sufficient to recover the full amount of the exposure due us. Such losses could have a material and adverse affect on our results of operations.

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

Our clients trust The PrivateBank to deliver superior, highly-personalized financial services with the highest standards of ethics, performance, professionalism and compliance. Damage to our reputation could undermine the confidence of our current and potential clients in our ability to service them, as well as the confidence of counterparties, business partners and our stockholders, and ultimately affect our ability to manage our balance sheet or effect transactions. The maintenance of our reputation depends not only on our success in controlling and mitigating the various risks described above, but also on our success in identifying and appropriately addressing issues that may arise in areas such as potential conflicts of interest, anti-money laundering, client personal information and privacy issues, record-keeping, regulatory investigations and any litigation that may arise from the failure or perceived failure of us to comply with legal and regulatory requirements.

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

PrivateBancorp is a separate and distinct legal entity from its subsidiaries. It receives substantially all of our revenue from dividends from our subsidiaries. These dividends are the principal source of funds to pay dividends on our common stock and interest and principal on our debt. Various federal and state laws and regulations limit the amount of dividends that the Banks and certain non-bank subsidiaries may pay to the holding company. In the event the Banks are unable to pay dividends to PrivateBancorp, it may not be able to service its debt, pay obligations or pay dividends on our common stock. The inability to receive dividends from the Banks could have a material adverse effect on our business, financial condition and results of operations. See “Supervision and Regulation.”

We rely on the services of third parties to provide services that are integral to our operations.

We rely on third-party service providers to support our operations. In particular, in our wealth management business, we have not, in the past, provided investment management services directly through our own personnel. Rather, we have relied, and continue to rely, upon selected outside investment managers to provide investment advice and asset management services to our clients. We cannot be sure that we will be able to maintain these arrangements on favorable terms. Also, many of the investment managers with whom we work are affiliated with our competitors in the financial services field. We cannot be sure that our investment managers will continue to work with us in these arrangements or that our clients will continue to utilize the services of these investment managers through us, rather than directly from the investment management firms themselves. The loss of any of these outside investment managers may affect our ability to provide our clients with quality service or certain types of portfolio management without incurring the cost of replacing them. We also are dependent on third-party service providers for data processing and other information processing systems that support our day-to-day banking, investment, and trust activities and on third-party providers of products and services on a private label basis that are integral to our banking and wealth management relationships with our clients. Any disruption in the services provided by these third parties could have an adverse effect on our operations and our ability to meet our clients’ needs.

Our information systems may experience an interruption or breach in security.

We rely heavily on communications and information systems to conduct our business. Any failure, interruption, or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan, or other systems. We have policies and procedures expressly designed to prevent or limit the effect of a failure, interruption, or security breach of its systems. However, there can be no assurance that any such failures, interruptions, or security breaches will not occur or, if they do occur, that the impact will not be substantial. The occurrence of any failures, interruptions, or security breaches of our systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have an adverse effect on our financial condition and results of operations.

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

Management has identified certain accounting policies as being critical because they require management’s judgment to ascertain the valuations of assets, liabilities, commitments and contingencies. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset, or reducing a liability. We have established detailed policies and control procedures that are intended to ensure these critical accounting estimates and judgments are well controlled and applied consistently. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. Because of the uncertainty surrounding our judgments and the estimates pertaining to these matters, we cannot guarantee that we will not be required to adjust accounting policies or restate prior period financial statements. See the “Critical Accounting Policies” section in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 1, “Summary of Significant Accounting Policies,” to the Consolidated Financial Statements of this Form 10-K for more information.

Our conclusion that it is more likely than not that our deferred tax asset will be realized is dependent on a number of factors, including our near-term earnings and taxable income projections. To the extent these or certain other assumptions change materially, we may need to establish a valuation allowance against all or part of the deferred tax asset, which would adversely affect our results of operations and capital levels and ratios.

At December 31, 2008, we had $68.6 million of deferred tax assets. In assessing whether a valuation allowance against these deferred tax assets was needed at December 31, 2008, we considered a number of positive factors. These included the expectation of reversing taxable temporary differences in future periods, including the unrealized gain in our securities portfolio, and our expectation of generating a significant amount of taxable income over a relatively short time period. We also considered the negative evidence associated with generating a cumulative pre-tax loss for financial statement purposes, using a trailing three-year period for purposes of this cumulative assessment.

Our taxable income projections, which for this purpose are determined without regard to reversing temporary differences, are dependent in large part on our ability to significantly reverse our earnings results from 2008. We believe such a turnaround is likely, given that our 2008 results had substantial charges associated with our Plan, including certain compensation costs and credit charges that we do not believe will be recurring. In addition, the estimated timing of when deferred deductible items, such as loan charge-offs, are expected to reverse also supports our conclusion that a valuation allowance is not needed.

Even though we believe a turnaround in our earnings performance in 2009 is likely, it is also highly likely that in 2009 and into 2010, we will continue to be in a cumulative pre-tax loss for financial statement purposes, using a trailing three-year timeframe. This will continue to be negative evidence in the assessment of whether a deferred tax asset valuation allowance is needed. To the extent some of the positive evidence that we are relying on in our assessment fails to materialize, (e.g. a failure to meet our internal earnings or taxable income forecasts, a substantial reduction in the unrealized gain in the investment securities portfolio or a conclusion that we need to change certain other assumptions), we may need to establish a valuation allowance against all or part of the deferred tax asset.

In addition, even if we continue to conclude that a valuation allowance is not needed for GAAP, we could be required to disallow all or a portion of the net deferred tax asset for bank regulatory purposes. The assessment of whether the net deferred tax asset is disallowed, in whole or in part, for regulatory purposes is based on regulatory guidelines, which in some cases, are more restrictive than those of GAAP. Although a disallowed deferred tax asset for regulatory purposes would not impact our results of operations, it would reduce our regulatory capital ratios.

Goodwill is an intangible asset and is subject to periodic impairment analysis. Certain facts or circumstances may indicate impairment that may lead us to recording an expense to write down this asset.

We had $95.0 million in goodwill recorded on our consolidated balance sheet at December 31, 2008. Goodwill represents the excess of purchase price over the fair value of net assets acquired using the purchase method of accounting. Our goodwill was created as a result of several acquisitions we completed in prior years. Goodwill is tested at least annually for impairment or more often if events or circumstances indicate there may be impairment. If our stock price falls below our book value per share, this may signal a possible impairment of goodwill and we may need to undertake an impairment analysis before the end of 2009. Our impairment determination would rely on, among other factors, a discounted cash flow analysis based on internal financial forecasts. If the discounted cash flow analysis led us to a conclusion that the fair value was below its book value, it is more likely than not that we would incur an impairment charge for some or all of our goodwill.

Changes in our accounting policies or in accounting standards could materially affect how we report our financial results and condition.

From time to time, the Financial Accounting Standards Board and SEC change the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in the restatement of prior period financial statements.

Various factors could depress the price of and affect trading activity in our common stock.

The price of our common stock can fluctuate significantly in response to a variety of factors, including, but not limited to:

•	actual or anticipated variations in our quarterly results of operations;

•	earnings estimates and recommendations of securities analysts;

•	the performance and stock price of other companies that investors and analysts deem comparable to us;

•	the soundness or predicted soundness of other financial institutions;

•	news reports regarding trends and issues in the financial services industry;

•	actual or anticipated changes in the economy, the real estate markets, and interest rates;

•	our capital markets activities;

•	announcements of strategic developments, mergers, acquisitions and other material developments involving our peers;

•	delays in, or a failure to realize the anticipated benefits of, an acquisition;

•	changes in legislation or regulation impacting the financial services industry in particular, or publicly traded companies in general;

•	changes in economic policy of the U.S. Treasury and the Federal Reserve concerning management of the current financial crisis;

•	regulatory enforcement or other actions against PrivateBancorp or its affiliates; and

•	general market fluctuations.

Fluctuations in our stock price may make it more difficult for you to sell your shares of our common stock at an attractive price.

Any future sales of our shares of common or preferred stock will dilute our equity, which may adversely affect the market price of our common stock.

We expect that we will need to raise additional capital to support our growth and, if warranted, to meet minimum regulatory capital requirements. The market price of our common stock could decline as a result of sales of a large number of shares of our common stock or preferred stock (or the perception that such sales could occur), including any securities that are convertible into or exchangeable for, or that represent the right to receive, common stock. The issuance of additional common stock will further dilute the ownership interest of our existing common stockholders.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our executive offices are located in the central business and financial district of Chicago. Our managing directors are strategically located in 23 banking locations in addition to the offices of Lodestar and The PrivateBank Mortgage Company, both located in downtown Chicago. We also have business development offices located in Denver, Des Moines, Cleveland, and Minneapolis, which opened during the first quarter 2008. All of the spaces are leased with the exception of the St. Charles location, which is owned by PrivateBancorp. We have a variety of renewal options for each of our properties and certain rights to secure additional space. Following is an overview of each of our geographic markets and our office locations within these markets:

•	Chicago—We have nine offices in the Chicago metropolitan area. These offices are located in downtown Chicago and Chicago’s Gold Coast neighborhood; in the affluent North Shore communities of Winnetka, Skokie and Lake Forest; in Oak Brook, centrally located in the west suburban DuPage County; and in St. Charles and Geneva, in the far western Fox Valley area.

•	St. Louis—We have two offices in the St. Louis metropolitan area. These offices are located in the near west suburban area of St. Louis, which is the leading business center of the metropolitan area, in the western suburb of Chesterfield, which is a newer business, shopping, and residential area, and in Kansas City, Missouri.

•	Wisconsin—We have one office in downtown Milwaukee.

•	Michigan—We have three offices in the Detroit metropolitan area. These offices are located in the north suburban Detroit communities of Bloomfield Hills, Grosse Pointe and Rochester, Michigan.

•	Georgia—We have three offices in the Atlanta metropolitan area. These offices are located in the Buckhead area of Atlanta, which is a high growth business, shopping, and residential district of Atlanta, and the north suburban communities of Norcross and Alpharetta, Georgia. We acquired the Buckhead and Norcross offices in December 2006 when we completed our acquisition of

Piedmont Bancshares, Inc. and its subsidiary bank, Piedmont Bank of Georgia. Subsequent to the acquisition, a third office was established in Alpharetta.

The Banks also own 19 automated teller machines (“ATMs”), some of which are housed at a banking location and some of which are independently located. In addition, we own other real property that, when considered individually or in the aggregate, is not material to our financial position.

We believe our facilities in the aggregate are suitable and adequate to operate our banking and related business. Additional information with respect to premises and equipment is presented in Note 6 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.

ITEM 3.	LEGAL PROCEEDINGS

There are certain legal proceedings pending against us and our subsidiaries in the ordinary course of business at December 31, 2008. Based on presently available information, we believe that any liabilities arising from these proceedings would not have a material adverse effect on our business, consolidated results of operations, financial condition or cashflow.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no items submitted to a vote of stockholders during the fourth quarter of 2008.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded under the symbol “PVTB” on the NASDAQ Global Select market tier of The NASDAQ Stock Market. As of February 25, 2009, there were approximately 525 stockholders of record. The following table sets forth the high and low intraday sales prices and quarter-end closing price of our common stock, dividends declared per share, dividend yield and book value per share during each quarter of 2008 and 2007.

	2008				2007
	Fourth	Third	Second	First	Fourth	Third	Second	First

Market price of common stock
High	$42.50	$49.50	$38.74	$37.49	$34.79	$37.49	$36.88	$42.51
Low	$25.54	$20.41	$29.82	$28.06	$25.86	$25.41	$26.64	$34.22
Quarter-end	$32.46	$41.66	$30.38	$31.47	$32.65	$34.84	$28.80	$36.56
Cash dividends declared per share	$0.075	$0.075	$0.075	$0.075	$0.075	$0.075	$0.075	$0.075
Dividend yield at quarter-end(1)	0.92%	0.72%	0.99%	0.95%	0.92%	0.86%	1.04%	0.82%
Book value per share at quarter-end	$16.30	$17.32	$17.65	$15.97	$16.38	$14.59	$14.05	$13.92

(1)	Ratios are presented on an annualized basis.

A discussion regarding the regulatory restrictions applicable to the Banks’ ability to pay dividends to the Company is included in the “Supervision and Regulation—Bank Regulations” section under Item 1 of this Form 10-K.

Stock Performance Graph

The graph below illustrates, over a five-year period, the cumulative total return (defined as stock price appreciation and dividends) to stockholders from our common stock against a broad-market total return equity index and a published industry total return equity index. The broad-market total return equity index used in this comparison is the Russell 2000 Index and the published industry total return equity index used in this comparison is the CRSP index for NASDAQ Bank Stocks.

Comparison of Five-Year Cumulative Total Return Among
PrivateBancorp, Inc., the Russell 2000 Index, and the NASDAQ Bank Index(1)

	Period Ending December 31,
	2003	2004	2005	2006	2007	2008

PrivateBancorp	$100.00	$142.91	$158.56	$186.65	$147.71	$148.27
Russell 2000 Index	100.00	118.33	123.72	146.44	144.15	95.44
NASDAQ Banks Index	100.00	110.99	106.18	117.87	91.85	69.88

(1)	Assumes $100 invested on December 31, 2003 in PrivateBancorp’s common stock, the Russell 2000 Index and the NASDAQ Bank Index with the reinvestment of all related dividends.

To the extent this Form 10-K is incorporated by reference into any other filing by us under the Securities Act of 1933 or the Securities Exchange Act of 1934, the foregoing “Stock Performance Graph” will not be deemed incorporated, unless specifically provided otherwise in such filing and shall not otherwise be deemed filed under such Acts.

Issuer Purchases of Equity Securities

The following table summarizes purchases we made during the quarter ended December 31, 2008 pursuant to a repurchase program originally approved by our Board of Directors in July 2001 and amended in March 2007. Up to 500,000 shares of our common stock may be repurchased with a total of 286,800 shares remaining to be purchased under the program as of December 31, 2008. The repurchase program has no set expiration or termination date. As a result of certain restrictions on our ability to repurchase our stock as a result of our participation in the TARP CPP, we terminated our repurchase program on February 26, 2009. The restrictions on share repurchases set forth under the

CPP will not affect our ability to repurchase shares in connection with the administration of our employee benefit plans as such transactions are in the ordinary course and consistent with our past practice.

Issuer Purchases of Equity Securities

				Total Number of Shares	Maximum Number of
				Purchased as Part of	Shares that May Yet Be
	Total Number of		Average Price	Publicly Announced	Purchased Under the
	Shares Purchased		Paid per Share	Plans or Programs	Plan or Programs
October 1-October 31, 2008	—		$—	—	286,800
November 1-November 30, 2008	—		—	—	286,800
December 1-December 31, 2008	51,095	(1)	32.46	—	286,800

Total	51,095	(1)	$32.46	—	286,800

(1)	Represents shares acquired pursuant to our share-based compensation plans. Under the terms of these plans, we accept shares of common stock from option holders if they elect to surrender previously-owned shares upon exercise of the option to cover the exercise price of the options or, in the case of restricted shares of common stock, the withholding of shares to satisfy tax withholding obligations associated with the vesting of such shares.

Unregistered Sale of Equity Securities

As described in more detail on page 43 of the section captioned “Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Form 10-K, pursuant to the terms of an asset purchase agreement between PrivateBancorp, Inc. and Midwest Financial Services Corp. (“Midwest”), we purchased all of the assets of Midwest in exchange for shares of our common stock. This transaction was completed in December 2008 and we issued 19,361 shares of common stock to Midwest pursuant to the terms of the agreement. Upon completion of the anticipated dissolution of Midwest, the shares of our common stock issued to Midwest in the transaction will be distributed to Midwest’s stockholders. Midwest’s stockholders have entered into a lock-up agreement with us pursuant to which their shares may not be transferred for a period of two years from the date of issuance.

The shares of the our common stock issued to Midwest were issued in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and constituted less than 1% of the total number of shares of our outstanding common stock on the date of issuance.

ITEM 6.	SELECTED FINANCIAL DATA

Consolidated financial information reflecting a summary of our operating results and financial condition for each of the five years in the period ended December 31, 2008 is presented in the following table. This summary should be read in conjunction with the consolidated financial statements and accompanying notes included elsewhere in this Form 10-K. A more detailed discussion and analysis of the factors affecting our financial condition and operating results is presented in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Form 10-K.

	Years Ended December 31,
	2008	2007	2006(1)	2005(2)	2004
	(amounts in thousands)
Operating Results
Interest income	$405,383	$307,924	$257,311	$176,544	$113,110
Interest expense	213,626	179,802	139,837	80,144	39,568
Net interest income	191,757	128,122	117,474	96,400	73,542
Provision for loan losses	189,579	16,934	6,836	6,538	4,399
Non-interest income	40,806	25,926	23,536	18,511	13,331
Gains (losses) on securities sales, net	510	348	(374)	499	968
Non-interest expense	196,125	122,409	79,066	62,686	48,192
Minority interest	309	363	330	307	270
Income tax (benefit) provision	(60,839)	2,883	16,558	14,965	9,647
Net (loss) income	(92,101)	11,807	37,846	30,914	25,333
Preferred stock dividend	546	107	—	—	—
Net (loss) income available to common stockholders	$(92,647)	$11,700	$37,846	$30,914	$25,333
Weighted-average shares outstanding	29,553	21,572	20,630	20,202	19,726
Weighted-average diluted shares outstanding	29,553	22,286	21,494	21,138	20,690

Per Share Data
Basic earnings per share	$(3.13)	$0.54	$1.83	$1.53	$1.29
Diluted earnings per share	(3.13)	0.53	1.76	1.46	1.22
Cash dividends declared	0.30	0.30	0.24	0.18	0.12
Book value at year end	16.30	16.89	13.83	11.64	9.85
Market price at year end	32.46	32.65	41.63	35.57	32.23

Performance Ratios
Return on average equity	(16.75)%	3.73%	15.45%	14.33%	13.86%
Return on average assets	(1.24)%	0.27%	1.02%	1.04%	1.14%
Net interest margin—tax-equivalent(3)(4)	2.75%	3.17%	3.46%	3.57%	3.67%
Efficiency ratio(3)	82.78%	77.15%	54.45%	52.37%	52.26%
Dividend payout ratio	n/m	59.84%	13.49%	12.06%	9.57%

	As of December 31,
Balance Sheet Highlights	2008	2007	2006	2005	2004
	(amounts in thousands)
Total assets	$10,040,742	$4,990,205	$4,264,424	$3,500,341	$2,538,665
Loans	8,036,807	4,177,795	3,499,988	2,608,067	1,653,363
Deposits	7,996,456	3,761,138	3,551,013	2,823,382	1,872,635
Long-term debt	618,793	386,783	201,788	220,030	126,430
Stockholders’ equity	605,232	500,793	297,124	238,629	196,921

Financial Ratios
Allowance for loan losses as a percent of loans	1.40%	1.17%	1.09%	1.13%	1.15%
Tier 1 capital to risk-weighted assets	7.23%	11.39%	8.06%	8.61%	10.40%
Total capital to risk-weighted assets	10.31%	14.20%	10.36%	10.65%	11.46%
Tier 1 leverage to average assets	7.16%	10.93%	7.51%	7.18%	7.83%
Tangible equity to tangible assets	5.07%	8.20%	4.73%	4.96%	6.92%
Tangible common equity to tangible assets	4.48%	7.36%	4.73%	4.96%	6.92%

	Years Ended December 31,
	2008	2007	2006(1)	2005(2)	2004
Selected Information
Client deposits(5)	$6,020,646	$3,220,464	$2,961,690	$2,236,778	$1,449,488
Assets under management	$3,261,061	$3,361,171	$2,902,205	$2,436,766	$1,727,479
Full-time equivalent employees	773	597	471	386	261
Banking offices	23	20	18	13	10

n/m	Not meaningful
(1)	Results for 2006 include the acquisition of Piedmont Bancshares, Inc. on December 13, 2006.
(2)	Results for 2005 include the acquisition of Bloomfield Hills Bancorp, Inc. on June 20, 2005.
(3)	Refer to Table 1 of Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K for reconciliation of the effect of the tax-equivalent adjustment.
(4)	Prior period net interest margin computations were modified to conform with the current period presentation
(5)	Client deposits represents total deposits less traditional brokered deposits and non-client CDARS.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion and analysis is intended to address the significant factors affecting our Consolidated Statements of Income for the years 2006 through 2008 and Consolidated Statements of Financial Condition as of December 31, 2007 and 2008. When we use the terms “PrivateBancorp,” the “Company,” “we,” “us,” and “our,” we mean PrivateBancorp, Inc. and its consolidated subsidiaries. When we use the term the “the Banks,” we are referring to our wholly owned banking subsidiaries, The PrivateBank brand. The discussion is designed to provide stockholders with a comprehensive review of our operating results and financial condition and should be read in conjunction with the consolidated financial statements, accompanying notes thereto, and other financial information presented in this Form 10-K.

Unless otherwise stated, all earnings per share data included in this section and through the remainder of this discussion are presented on a diluted basis.

Recent Developments

Troubled Asset Relief Program (“TARP”) Capital Purchase Program

In response to the financial crises affecting the financial markets and the banking system, on October 3, 2008, the President signed into law the Emergency Economic Stabilization Act of 2008 (“EESA”). Among other things, the EESA establishes a $700.0 billion Troubled Asset Relief Program (“TARP”). Under the TARP, the United States Department of the Treasury (“Treasury”) has authority, among other things, to purchase mortgages, mortgage-backed securities, capital stock, and other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

On October 14, 2008, the Treasury announced several initiatives under the TARP intended to help stabilize the banking industry, including a voluntary Capital Purchase Program (“CPP”) designed to encourage qualifying financial institutions to build capital. Under the CPP, the Treasury may purchase up to $250.0 billion of senior preferred shares from eligible financial institutions on standardized terms with attached warrants to purchase common stock.

On January 16, 2009, we received preliminary approval to issue to the Treasury up to $243.8 million of senior preferred shares, the maximum allowable to us under the CPP, and on January 30, 2009, consummated the issuance of the securities. The senior preferred shares will pay cumulative dividends at a rate of 5% per year for the first five years, and 9% per year thereafter. We also issued to the Treasury a ten-year warrant to purchase up to 1.3 million shares of our common stock, or 15% of the aggregate dollar amount of senior preferred shares purchased by the Treasury, at an exercise price of $28.35 per share.

Proceeds from the issuance further bolster our already well-capitalized regulatory total capital ratio as of December 31, 2008, which stood at 10.31%, approximately $213.9 million in excess of the level required to be considered adequately capitalized.

As a result of our participation in the TARP, we are subject to various restrictions on our ability to increase the cash dividends we pay on our common stock and our ability to repurchase shares of our stock. We are also subject to various executive compensation and corporate governance restrictions, some of which were recently expanded in connection with the enactment of The American Recovery and Reinvestment Act of 2009 on February 17, 2009.

The Federal Deposit Insurance Corporation (“FDIC”) Temporary Liquidity Guaranty Program (“TLGP”)

The FDIC insures deposits at its insured financial institutions up to certain limits, charging institutions such as the Banks premiums to maintain the Deposit Insurance Fund. The EESA includes a provision for an increase in the amount of FDIC insurance covering deposits held in certain types of accounts to $250,000 until December 31, 2009. Under the TLGP, insured depository institutions that participate will be subject to a 0.10% fee applied to non-interest bearing transaction deposit account balances in excess of $250,000, which fee will be added to the institution’s existing risk-based deposit insurance assessments.

The TLGP also provides a three-year 100% guarantee of any newly issued senior unsecured debt that may be issued by the Banks on or before June 30, 2009 (including promissory notes, commercial paper, inter-bank funding, and any unsecured portion of secured debt). The maximum amount of the potential subsidiary bank debt that could be covered by this guarantee is approximately $164.8 million. The FDIC will assess participating entities a fee based on a tiered fee schedule ranging from 50 basis points to 100 basis points, based on the term of the debt and the type of institution. The fee is assessed only after the participating entity issues guaranteed debt. As of December 31, 2008, none of the Banks had any guaranteed bank debt outstanding.

The Banks have elected to participate in the TLGP, although we have made no decision as to whether the Banks will issue any senior unsecured debt. Because the Company had no senior unsecured debt outstanding at September 30, 2008, it will not participate in the TLGP.

Overview

During 2008, we continued the successful implementation of the Strategic Growth Plan (the “Plan”). We added key personnel, products, and infrastructure to expedite our goal of becoming the premier middle-market commercial and commercial real estate bank in the markets we serve. Consequently, during the year we continued to see an increase in our non-interest expense, but by the fourth quarter 2008, the operating leverage that we set out to achieve in the Plan became apparent. We achieved many important goals in the first full year of the Plan including:

•	Our loan portfolio increased $3.8 billion in 2008, resulting in a dramatic increase in interest income and growth to $10.0 billion in assets.

•	We diversified the loan portfolio, with commercial and industrial loans being our largest area of growth. Commercial and industrial loans are now 43% of the portfolio, creating greater diversification.

•	Our funding mix, while still reliant upon wholesale funding, included $6.0 billion of client deposits at year-end. The middle market client base that we have attracted continues to be a valuable source of liquidity due to the fact that most clients maintain the majority of their core banking relationship with us. Additionally, our expanded client reach and product offering has allowed us to attract certain client relationships whose deposits exceed their lending needs.

•	Increased fee income is a crucial part of the Plan and during 2008 we were successful in expanding our treasury management, capital markets, letter of credit and wealth management services to substantially improve fee income to $40.8 million. We expect to continue to see strong cross-sell of these products and services in 2009 and beyond.

•	We substantially invested in our risk infrastructure during the year, significantly improving the transparency of our loan portfolio, and have taken steps we believe were necessary to reduce additional potentially significant losses in the future.

We are executing our Plan in unprecedented economic conditions, and PrivateBancorp was not immune to the challenging credit market during 2008. Non-performing asset levels and loan charge-offs were significantly higher in 2008 than in prior periods, resulting in an increase in our allowance for loan losses. As a result of rapid deterioration in economic conditions, during the fourth quarter 2008 we undertook a comprehensive review of all underperforming assets with a particular emphasis on our residential development loan portfolio. This resulted in a substantial charge at year end in recognition that residential development is a very weak sector in several of our markets. Notably, none of the charges were related to loans originated as part of the Plan, but were from the legacy loan portfolio. We will continue to proactively monitor our loan portfolio during 2009, and despite the challenging environment, we continue to see great opportunities to expand our franchise and grow our client base.

For financial information regarding our business segments, which include Banking, The PrivateWealth Group and Holding Company Activities, see “Operating Segments Results” beginning on page 107 and Note 21 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.

The profitability of our operations depends on our net interest income, provision for loan losses, non-interest income, and non-interest expense. Net interest income is dependent on the amount of and yields earned on, interest-earning assets as compared to the amount of and rates paid on, interest-bearing liabilities. Net interest income is sensitive to changes in market rates of interest as well as to the execution of our asset/liability management strategy. The provision for loan losses is affected by changes in the loan portfolio, management’s assessment of the collectability of the loan portfolio, loss experience, as well as economic and market factors. Non-interest income consists primarily of fee revenue from The Private Wealth Group, capital market product income, treasury management fees, mortgage banking income, bank owned life insurance and fees for ancillary banking services. Net securities gains/losses and net gains/losses on interest rate swaps, if any, are also included in non-interest income.

Earnings Performance

Net Income

Our net loss for the year ended December 31, 2008 was $92.6 million, or $3.13 per diluted share, compared to net income of $11.8 million, or $0.53 per diluted share, for the year ended December 31, 2007, and net income of $37.8 million, or $1.76 per diluted share, for the year ended December 31, 2006. The net loss for the year ended December 31, 2008 compared to the prior year is primarily due to a provision for loan losses of $189.6 million, offset by growth in net interest income generated by the implementation of our Plan and revenue gains from new Capital Markets and Treasury Management product offerings. During the fourth quarter 2008, we performed a comprehensive loan portfolio review and, as a result, charged off $108.8 million in loans during that quarter alone. Additionally, 2008 reflects the full year’s impact of the implementation of our Plan, including the expenses related thereto.

During the preparation of our 2008 Form 10-K and the related 2008 audited financial statements after the release of our fourth quarter earnings, we identified a $1.0 million pre-tax non-interest operating expense reporting adjustment associated with certain employee benefit expense reconciliations which affected our fourth quarter and full year 2008 results of operation and balance sheet at December 31, 2008. This resulted in an adjustment to reported salaries and wages, non-interest expense, income tax benefit and net loss for the fourth quarter and full year 2008 as well as an immaterial change to other assets, total assets, other liabilities, total liabilities, retained earnings and stockholders’ equity at December 31, 2008, compared to the amounts reported in our fourth quarter 2008 earnings release. Due to this adjustment the related performance ratios previously reported also changed by an immaterial amount including, basic and diluted earnings per share, return on average assets, return on average equity, efficiency ratio, capital ratios and certain nonperforming asset ratios for the quarter and year ended December 31, 2008.

Net Interest Income

Net interest income equals the difference between interest income plus fees earned on interest-earning assets and interest expense incurred on interest-bearing liabilities. The level of interest rates and the volume and mix of interest-earning assets and interest-bearing liabilities impact net interest income. Net interest margin represents net interest income as a percentage of total average interest-earning assets. The accounting policies underlying the recognition of interest income on loans, securities, and other interest-earning assets are presented in Note 1 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.

Our accounting and reporting policies conform to U.S. generally accepted accounting principles (“GAAP”) and general practice within the banking industry. For purposes of this discussion, both net interest income and net interest margin have been adjusted to a fully tax-equivalent basis to more appropriately compare the returns on certain tax-exempt loans and securities to those on taxable interest-earning assets. Although we believe that these non-GAAP financial measures enhance investors’

understanding of our business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP. The effect of such adjustment is presented in the following table:

Table 1
Effect of Tax-Equivalent Adjustment

	Years Ended December 31,			% Change
	2008	2007	2006	2008-2007	2007-2006
	(amounts in thousands)
Net interest income (GAAP)	$191,757	$128,122	$117,474	49.7	9.1
Tax-equivalent adjustment	3,857	4,274	4,571	(9.8)	(6.5)

Tax-equivalent net interest income	$195,614	$132,396	$122,045	47.7	8.5

Table 2 below summarizes changes in our average interest-earning assets and interest-bearing liabilities over the last three years as well as interest income and interest expense related to each category of assets and funding sources and the average interest rates earned and paid on each. The table also shows the trend in net interest margin on a quarterly basis for 2008 and 2007, including the tax-equivalent yields on interest-earning assets and rates paid on interest-bearing liabilities. Table 3 below details increases in income and expense for each of the major categories of interest-earning assets and analyzes the extent to which such variances are attributable to volume and rate changes. Interest income and yields are presented on a tax-equivalent basis assuming a federal income tax rate of 35%, which includes the tax-equivalent adjustment as presented in Table 1 above.

2008 Compared to 2007

Net interest income on a tax-equivalent basis was $195.6 million for the year ended December 31, 2008, compared to $132.4 million for 2007, an increase of 48%. Both the volume of assets and liabilities and the corresponding rates earned and paid, affect net interest income. The increase in net interest income for 2008 is primarily attributable to substantial growth in interest-earning assets. Average interest-earning assets for 2008 were $7.1 billion compared to $4.2 billion for 2007, an increase of 70%. Our net interest margin on a tax-equivalent basis declined to 2.75% for the year ended December 31, 2008 compared to 3.17% for the prior year primarily due to a 172 basis point decrease in the yield on earning assets year over year, which was only partially offset by a 136 basis point reduction in the cost of funds over the same period. Non-interest bearing funds impact net interest margin since they represent non-interest bearing sources of funds that are deployed in interest bearing assets. Non-interest bearing funds positively impacted net interest margin by 39 basis points for 2008 and 45 basis point for 2007. Net interest margin declined throughout 2008 due to continued decreases in the prime and LIBOR rates of interest as our interest earning assets re-price more quickly than our interest-bearing deposits.

Our net interest margin was further negatively impacted by the growth of non-performing assets during the year, which grew to $155.7 million at December 31, 2008 from $48.3 million at December 31, 2007. During the year, we reversed approximately $4.4 million in accrued interest income due to loans which became non-performing. The interest reversal during the year accounted for 6 basis points of margin compression.

2007 Compared to 2006

A large portion of our funding is sensitive to movements in the short end of the yield curve, just as a large majority of our loan portfolio is effectively pegged off of the prime and LIBOR rates. Our net interest margin was under pressure during 2007 due to the relatively flat yield curve. During 2007, we also continued to experience pressure on our margin due to decreases in the prime rate of interest and loans re-pricing more quickly than deposits.

Net interest income on a tax-equivalent basis was $132.4 million for the year ended December 31, 2007, compared to $122.0 million for 2006, an increase of 9%. The increase in net interest income for 2007 is primarily attributable to growth in earning assets. In the fourth quarter 2007 we launched our Plan and as a result, average loan growth for the year increased $716.6 million. Average earning assets for 2007 were $4.2 billion compared to $3.5 billion for 2006, an increase of 19%. During 2007, increased volumes of interest earning assets at lower rates were offset by increased volumes of interest bearing liabilities at higher rates. Our net interest margin (on a tax-equivalent basis) was 3.17% for the year ended December 31, 2007 compared to 3.46% for the prior year primarily due to a 33 basis point increase in the cost of funds year over year compared to a four basis point increase in yields on earning assets over the same period. Non-interest bearing funds positively impacted net interest margin by 45 basis points for 2007 and 2006.

We continue to use multiple interest rate scenarios to assess the direction and magnitude of changes in interest rates and their impact on net interest income. A description and analysis of our market risk and interest rate sensitivity profile and management policies is included in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of this Form 10-K.

Table 2
Net Interest Income and Margin Analysis

	2008			2007(1)			2006(1)
			Yield/			Yield/			Yield/
	Average		Rate	Average		Rate	Average		Rate
	Balance	Interest	(%)	Balance	Interest	(%)	Balance	Interest	(%)
	(dollars in thousands)
Assets:
Federal funds sold and other short-term investments	$46,921	$1,145	2.44	$13,774	$1,011	7.34	$10,696	$722	6.75
Securities:
Taxable	596,047	28,657	4.81	289,862	14,584	5.03	339,356	17,776	5.24
Tax-exempt(2)	184,750	12,334	6.68	197,725	13,624	6.89	211,182	14,568	6.90

Total securities	780,797	40,991	5.25	487,587	28,208	5.79	550,538	32,344	5.87

Loans(2):
Commercial, construction and commercial real-estate	5,532,740	325,386	5.88	3,082,054	241,257	7.83	2,430,069	191,891	7.90
Residential real-estate	311,806	18,513	5.94	263,711	15,933	6.04	247,488	14,648	5.92
Personal	439,116	23,205	5.28	333,053	25,789	7.74	284,614	22,277	7.83

Total loans	6,283,662	367,104	5.84	3,678,818	282,979	7.69	2,962,171	228,816	7.72

Total interest-earning assets(2)(3)	7,111,380	409,240	5.75	4,180,179	312,198	7.47	3,523,405	261,882	7.43

Cash and due from banks	86,460			73,581			28,848
Allowance for loan losses	(77,100)			(40,453)			(33,281)
Other assets	308,878			234,048			165,268

Total assets	$7,429,618			$4,447,355			$3,684,240

Liabilities and Stockholders’ Equity:
Interest-bearing demand deposits	$160,826	1,515	0.94	$141,141	1,959	1.39	$123,554	1,744	1.41
Savings deposits	15,688	242	1.54	12,708	241	1.90	14,240	110	0.77
Money market accounts	2,098,695	48,638	2.32	1,528,973	68,205	4.46	1,305,217	55,083	4.22
Time deposits	1,460,222	54,705	3.75	1,058,976	54,565	5.15	708,397	33,756	4.77
Brokered deposits	1,807,199	71,611	3.96	561,412	29,075	5.18	678,817	31,718	4.67

Total interest-bearing deposits	5,542,630	176,711	3.19	3,303,210	154,045	4.66	2,830,225	122,411	4.33
Borrowed funds	576,006	22,205	3.85	383,515	19,393	5.06	230,460	11,093	4.81
Junior subordinated deferrable interest debentures held by trusts that issued guaranteed capital debt securities	189,258	14,710	7.77	101,033	6,364	6.30	101,033	6,333	6.27

Total interest-bearing liabilities	6,307,894	213,626	3.39	3,787,758	179,802	4.75	3,161,718	139,837	4.42

Non-interest bearing demand deposits	481,340			312,217			252,338
Other liabilities	90,557			30,602			25,227
Stockholders’ equity	549,827			316,778			244,957

Total liabilities and stockholders’ equity	$7,429,618			$4,447,355			$3,684,240

Net interest spread			2.36			2.72			3.01
Effect of non-interest bearing funds			0.39			0.45			0.45

Net interest income/margin(2)		$195,614	2.75		$132,396	3.17		$122,045	3.46

Quarterly Net Interest Margin Trend

	2008				2007
	Fourth	Third	Second	First	Fourth	Third	Second	First
Yield on interest-earning assets	5.31%	5.58%	5.84%	6.53%	7.16%	7.50%	7.58%	7.62%
Rates paid on interest-bearing liabilities	3.01%	3.24%	3.44%	4.09%	4.63%	4.79%	4.78%	4.73%
Net interest margin(1)	2.62%	2.72%	2.77%	2.91%	3.00%	3.16%	3.23%	3.31%

(1)	Prior period net interest margin computations were modified to conform to the current period presentation.
(2)	Interest income and yields are presented on a tax-equivalent basis, assuming a federal income tax rate of 35%. See Table 1 for a reconciliation of the effect of the tax-equivalent adjustment.
(3)	Loans on a nonaccrual basis for the recognition of interest income totaled $131.9 million as of December 31, 2008, $39.0 million as of December 31, 2007, and $3.8 million as of December 31, 2006 and are included in loans for purposes of this analysis. Interest foregone on these loans approximated $4.1 million for the year ended December 31, 2008, $1.4 million for 2007 and $136,000 for 2006.

Table 3
Changes in Net Interest Income Applicable to Volumes and Interest Rates(1)

	2008 compared to 2007			2007 compared to 2006
	Volume	Rate	Total	Volume	Rate	Total
	(dollars in thousands)
Federal funds sold and other short-term investments	$1,162	$(1,028)	$134	$222	$67	$289
Securities:
Taxable	14,749	(676)	14,073	(2,512)	(680)	(3,192)
Tax-exempt(2)	(875)	(415)	(1,290)	(927)	(17)	(944)

Total securities	13,874	(1,091)	12,783	(3,439)	(697)	(4,136)

Loans:
Commercial, Construction and Commercial real-estate	155,493	(71,364)	84,129	51,050	(1,684)	49,366
Residential real-estate	2,860	(280)	2,580	975	310	1,285
Personal	6,907	(9,491)	(2,584)	3,752	(240)	3,512

Total loans	165,260	(81,135)	84,125	55,777	(1,614)	54,163

Total interest income(2)	180,296	(83,254)	97,042	52,560	(2,244)	50,316

Interest-bearing demand deposits	246	(690)	(444)	244	(29)	215
Savings deposits	51	(50)	1	(13)	144	131
Money market accounts	20,081	(39,648)	(19,567)	9,847	3,275	13,122
Time deposits	17,395	(17,255)	140	17,872	2,937	20,809
Brokered deposits	50,816	(8,280)	42,536	(5,851)	3,208	(2,643)

Total interest-bearing deposits	88,589	(65,923)	22,666	22,099	9,535	31,634
Borrowed funds	8,164	(5,352)	2,812	7,713	587	8,300
Junior subordinated deferrable interest debentures held by trusts that issued guaranteed capital debt securities	6,582	1,764	8,346	—	31	31

Total interest expense	103,335	(69,511)	33,824	29,812	10,153	39,965

Net interest income(2)	$76,961	$(13,743)	$63,218	$22,748	$(12,397)	$10,351

(1)	For purposes of this table, changes which are not due solely to volume changes or rate changes are allocated to such categories in proportion to the absolute amounts of the change in each.
(2)	Interest income is presented on a tax-equivalent basis, assuming a federal income tax rate of 35%. See Table 1 for a reconciliation of the effect of the tax-equivalent adjustment.

As shown in Tables 2 and 3, tax-equivalent net interest income in 2008 increased $63.2 million compared to 2007. This was the result of a greater increase in interest income offset by a lesser increase in interest expense. The increase in interest earning assets increased tax-equivalent interest income by $180.3 million, while a decline in the average rate earned on interest-earning assets reduced interest income by $83.3 million. The increase in interest-bearing liabilities increased interest expense by $103.3 million, but the shift to lower costing money market accounts and the overall decrease in the average rate paid on interest-bearing liabilities decreased interest expense by $69.5 million. The increase in both interest-earning assets and interest-bearing liabilities is a reflection of the first full year of implementation in executing our Plan.

Provision for Loan Losses

The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for loan losses totaled $189.6 million in 2008 compared to $16.9 million in 2007 and $6.8 million in 2006. The increase in 2008 was primarily due to loan growth and increased net-charge offs which totaled $125.8 million in 2008 compared to $6.1 million in 2007 and $873,000 in 2006. The significant increase in net charge-offs in 2008 was largely driven by the continued deterioration in the residential real estate development market conditions in certain of the key lending markets we operate in. For further analysis and information on how we determine the appropriate level for the allowance for loan losses and the factors on which provisions are based, see the “Credit Quality Management and Allowance for Loan Losses” section on page 52.

Non-interest Income

Non-interest income is derived from a number of sources related to our banking, capital markets, treasury management and wealth management businesses. Table 4 presents these multiple sources of additional revenue.

Table 4
Non-interest Income Analysis

	Years ended December 31,			% Change
	2008	2007	2006	2008-2007	2007-2006
	(dollars in thousands)
The PrivateWealth Group	$16,968	$16,188	$13,855	4.8	16.8
Mortgage banking	4,158	4,528	3,339	(8.2)	35.6
Capital markets products	11,049	—	—	100.0	—
Treasury management	2,369	950	995	149.4	(4.5)
Bank owned life insurance (“BOLI”)(1)	1,809	1,656	1,613	9.2	2.7
Banking and other services	4,453	2,604	3,734	71.0	(30.3)

Subtotal operating revenues	40,806	25,926	23,536	57.4	10.2
Gains (losses) on securities sales, net	510	348	(374)	46.6	n/m

Total non-interest income	$41,316	$26,274	$23,162	57.3	13.4

n/m	Not meaningful
(1)	BOLI income represents the increase in cash surrender value (“CSV”) of the policies, net of any premiums paid. The increase in CSV is attributable to earnings credited to the policies, based on investments made by the insurer. The tax-equivalent yield on the BOLI was 6.18% at December 31, 2008, 5.88% at December 31, 2007, and 5.96% at December 31, 2006. For a further discussion of our investment in BOLI, see Note 1 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.

2008 Compared to 2007

Non-interest income increased 57%, to $41.3 million for the year ended December 31, 2008 compared to $26.3 million for the year ended December 31, 2007. Of the $15.0 million increase in non-

interest income during 2008, approximately 83% was due to the robust growth in fee income from our Treasury Management and Capital Markets groups. One of the goals of the Plan is to diversify non-interest income by generating new sources of fee income through the offering of new products and services. Over the past year, we enhanced or introduced a variety of new products and services including capital markets products, lockbox, control disbursement, virtual vault, interest-rate swaps, and foreign exchange services. Capital markets income was $11.0 million for the year ended December 31, 2008. Treasury management income was $2.4 million for the year ended December 31, 2008, an increase from $950,000 for the year ended December 31, 2007. The strong growth in these groups demonstrates the cross-sale success we are having with middle market clients.

The PrivateWealth Group fee revenue was $17.0 million for the year ended December 31, 2008, an increase from $16.2 million for the year ended December 31, 2007. The year over year increase in The PrivateWealth Group fee revenue was due to earnings on higher asset values prior to the significant decline in the debt and equity markets during fourth quarter 2008 and continued implementation of higher fees structures for certain clients relationships. The PrivateWealth Group assets under management were $3.3 billion at December 31, 2008 a slight decrease from $3.4 billion at December 31, 2007, with new business nearly offset by cash transfers to the Banks’ CDARS program and lower market values due to declining debt and equity markets.

Banking and other services income increased approximately 71% to $4.5 million for the year ended December 31, 2008 compared to $2.6 million for the year ended December 31, 2007. The increase from the prior year period is primarily due to an increase in letters of credit fees.

Non-interest income in 2008 includes net investment securities gains of $510,000 compared to net gains of $348,000 in the prior year period. The increase in securities gains was due to gains realized in selective repositioning of the investment portfolio.

2007 Compared to 2006

Non-interest income increased by $3.1 million, or 13%, to $26.3 million for the year ended December 31, 2007 compared to $23.2 million for the year ended December 31, 2006. The increase in non-interest income during 2007 was primarily due to an increase in The PrivateWealth Group fee revenue and also due to an increase in mortgage banking income.

The PrivateWealth Group fee revenue was $16.2 million for the year ended December 31, 2007, an increase from $13.9 million for the year ended December 31, 2006. The year-over-year increase in The PrivateWealth Group fee revenue was primarily due to the growth in net new business, an increase in the market value of accounts resulting in higher asset-based fees and the change of fee structures for certain client relationships. The PrivateWealth Group assets under management increased 16% to $3.4 billion at December 31, 2007 compared to $2.9 billion at December 31, 2006.

Mortgage banking income for the year ended December 31, 2007 increased to $4.5 million compared to $3.3 million for the year ended December 31, 2006. Mortgage banking income increased over this period due to a higher volume of loans sold.

Banking and other services income decreased 30% to $2.6 million for the year ended December 31, 2007 compared to $3.7 million for the year ended December 31, 2006. The decrease from the prior year period is primarily due to the inclusion of a $1.4 million gain associated with the sale of FHLB advances during the second quarter 2006 as a result of The PrivateBank – Chicago’s withdrawal of its FHLB-

Chicago membership at that time. Banking and other services income for 2007 included $646,000 of insurance proceeds received during the second quarter 2007 covering a portion of losses we incurred in the fourth quarter 2006 as a result of a previously disclosed employee fraud.

Non-interest Expense

Table 5
Non-interest Expense Analysis

	Years ended December 31,			% Change
	2008	2007	2006	2008-2007	2007-2006
	(amounts in thousands)
Compensation expense:
Salaries and wages	$57,643	$37,111	$25,351	55.3	46.4
Share-based payment costs	18,767	8,449	4,344	122.1	94.5
Retirement and other employee benefits	40,268	25,659	14,235	56.9	80.3

Total compensation expense	116,678	71,219	43,930	63.8	62.1
Net occupancy expense	17,098	13,204	9,755	29.5	35.4
Technology and related costs	5,576	4,206	3,316	32.6	26.8
Marketing	10,395	6,099	4,291	70.4	42.1
Professional services	16,450	11,876	6,813	38.5	74.3
Investment manager expenses	3,299	3,432	2,665	(3.9)	28.8
Net foreclosed property expense	6,217	2,229	8	178.9	n/m
Supplies and printing	1,392	1,084	932	28.4	16.3
Postage, telephone, and delivery	2,226	1,706	1,359	30.5	25.5
Insurance	7,408	1,937	1,319	282.4	46.9
Amortization of intangibles	1,164	966	628	20.5	53.8
Other expenses	8,222	4,451	4,050	84.7	9.9

Total non-interest expense	$196,125	$122,409	$79,066	60.2	54.8

Full-time equivalent (“FTE”) employees	773	597	471

Operating efficiency ratios:
Non-interest expense to average assets	2.64%	2.75%	2.14%
Net overhead ratio	2.08%	2.16%	1.51%
Efficiency ratio	82.78%	77.15%	54.45%

n/m	Not meaningful

2008 Compared to 2007

Non-interest expense increased $73.7 million, or 60%, to $196.1 million for the year ended December 31, 2008 compared to $122.4 million for the prior year period with increases in all major categories of non-interest expense representing significant investment in our people and our infrastructure to implement and support the Plan.

Due to the increase of 176 full-time equivalent (“FTE”) employees, or 30% from year end 2007 of 597 FTEs, compensation expense increased 64% to $116.7 million in 2008, compared to $71.2 million in 2007. The increase in FTEs is directly associated with the implementation of the Plan and our investment in attracting and retaining the highest quality human capital as a cornerstone of the Plan. This objective resulted in greater base salary costs and attendant payroll taxes and medical program costs, sign-on and annual bonus opportunities and, most significantly, share-based compensation expense, a majority of which were incurred in connection with the transformational equity awards issued in fourth quarter 2007 and throughout 2008 and are primarily performance-based, with compensation costs correlated to our probable success of achieving the performance goals set out as a condition of the awards. Additional information and details about share-based compensation awards is disclosed in Note 17 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.

The 29% increase in occupancy expense during 2008 to $17.1 million, compared to $13.2 million in 2007, is due to the expansion and improvement of several of our existing offices and leasing office space for new business development offices opened in 2008. During the second quarter 2008, we signed a definitive lease agreement for office space at 120 South LaSalle Street in Chicago and moved our headquarters there in the first quarter of 2009.

Technology and related costs, which include fees paid for information technology services and support, increased 33% to $5.6 million in 2008, compared to $4.2 million for the year ended December 31, 2007. Technology and related costs increased during 2008 due to investment in technology company-wide and support for facility relocations and upgrading.

Marketing expense increased 70% to $10.4 million for the year ended December 31, 2008, compared to $6.1 million for the year ended December 31, 2007. The increase in marketing expense reflects an increase in marketing initiatives for client development pursuant to the Plan, website upgrade, charitable contributions, and overall growth in our business development activities.

Professional fees, which include fees paid for legal, accounting, consulting, and information systems consulting services, increased 39% to $16.5 million for the year ended December 31, 2008, from $11.9 million for 2007. The increase is primarily due to higher legal and consulting fees to support various strategic initiatives including the rapid expansion of products and service offerings, infrastructure enhancements, hiring of key personnel and increased fees paid for external and internal audit services.

Net foreclosed property expense was $6.2 million at December 31, 2008, an increase of 179% from $2.2 million at December 31, 2007. Net foreclosed property expense includes expenses paid during 2008 relating to the resolution of OREO, including legal expenses and write-downs on OREO properties.

Insurance expense increased 282% to $7.4 million at December 31, 2008 from $1.9 million at December 31, 2007. The increase in insurance expense is primarily due to an increase in FDIC insurance premiums caused by increased rates and a substantial increase in deposit balances during 2008. The magnitude of this expense is determined by deposit levels and the premiums imposed by the FDIC which remain subject to change.

Other expenses increased 85% to $8.2 million for the year ended December 31, 2008 from $4.5 million for 2007. Other expense includes various categories such as bank charges, costs associated with the CDARS product offering, education related costs, subscriptions, credit related costs and miscellaneous losses and expenses. The $3.7 million increase is largely attributable to higher CDARS fee expense correlated to the growth in this deposit category, greater credit related costs associated with increased nonperforming loan activity and increased subscriptions and education costs to service 176 additional FTEs.

Our efficiency ratio, which measures the percentage of net revenue that is expended as non-interest expense, for the year ended December 31, 2008 increased to 82.8%, as compared to 77.2% for the year ended December 31, 2007. Our efficiency ratio during 2008 reflects the impact of the higher level of non-interest expenses associated with continued implementation of our Plan throughout 2008. On a tax-equivalent basis, this ratio indicates that during 2008 we spent $0.83 to generate each dollar of revenue, compared to $0.77 in 2007.

2007 Compared to 2006

Non-interest expense increased $43.3 million, or 55%, to $122.4 million for the year ended December 31, 2007 compared to $79.1 million for the prior year period primarily due to increased compensation-related expenses, professional fees and occupancy costs incurred during the year, and specifically in the fourth quarter 2007, due to the implementation of our Plan and our overall growth during 2007. The increase in non-interest expense from the prior year also reflects a full year of operating expenses of our Georgia bank facilities which were acquired in December 2006, compared to the prior year period.

Compensation expense increased 62% to $71.2 million in 2007, compared to $43.9 million in 2006 as a result of the implementation of our Plan during the fourth quarter 2007 and the associated hiring of a new Chief Executive Officer, several executive-level managing directors and many line-of-business managing directors. Full-time equivalent (FTE) employees increased 27% to 597 FTEs at December 31, 2007, compared to 471 FTEs at December 31, 2006. A substantial part of the 2007 growth occurred during the fourth quarter when we hired a net total of 56 new managing directors.

The 35% increase in net occupancy expense during 2007 to $13.2 million, compared to $9.8 million in 2006 is due to the relocation and improvement of offices, including the addition of new offices in Georgia and Kansas City, and additional office space in St. Louis and Chicago at several locations.

Technology and related costs increased 27% to $4.2 million in 2007, compared to $3.3 million for the year ended December 31, 2006. The growth in 2007 is due to investments in technology across the Company, processor conversion, expansion expenses in association with the new employees hired during the fourth quarter 2007 and the addition of the Georgia bank operations. During 2006, the main focus of information technology expenditures was in two areas. The information technology infrastructure was upgraded in association with the multiple office relocations that occurred during the year and the implementation of a storage area network solution to improve electronic storage capacity and document retrieval.

Marketing expense increased 42% to $6.1 million for the year ended December 31, 2007, compared to $4.3 million for the year ended December 31, 2006. The increase in marketing expense reflects an increase in marketing initiatives for client development, website upgrading, and charitable contributions. The increase in 2007 is also related to additional marketing expenses related to the addition of new offices in Georgia and Kansas City as well as receptions at a number of offices that were relocated.

Professional services increased 74% to $11.9 million for the year ended December 31, 2007, from $6.8 million for 2006. The increase is primarily due to higher legal and consulting fees to support various strategic initiatives as a result of the continued organizational growth and expansion, including $2.5 million in legal fees related to the implementation of Plan, and increased fees paid for external and internal audit services.

Investment management fees increased 29% to $3.4 million for the year ended December 31, 2007 from $2.7 million in 2006. This increase is due to the increase in assets managed by The PrivateWealth Group during 2007 and from the restructuring of certain fee relationships.

Net foreclosed property expense increased to $2.2 million at December 31, 2007, from $8,000 at December 31, 2006. The increase in this expense category includes expenses paid during 2007 relating to the resolution of OREO, including legal expenses and write-downs on OREO properties.

Our efficiency ratio for the year ended December 31, 2007 increased to 77.2%, as compared to 54.5% for the year ended December 31, 2006 and reflects the impact of the higher level of non-interest expenses associated with the implementation of our Plan during the third and fourth quarters of 2007. On a tax-equivalent basis, this ratio indicates that during 2007 we spent $0.77 to generate each dollar of revenue compared to $0.54 in 2006.

Income Taxes

Our provision for income taxes includes both federal and state income tax expense. An analysis of the provision for income taxes and the effective income tax rates for the periods 2006 through 2008 are detailed in Table 6.

Table 6
Income Tax Provision Analysis

	Years ended December 31,
	2008	2007	2006
	(dollars in thousands)
(Loss) Income before income tax provision	$(152,940)	$14,690	$54,404
Income tax (benefit) provision	$(60,839)	$2,883	$16,558
Effective income tax rate	(39.8)%	19.6%	30.4%

The effective income tax rate varies from the statutory federal income tax rate of 35% principally due to state income taxes, the effects of tax-exempt earnings from municipal securities and bank-owned life insurance and non-deductible compensation and business expenses. Due to the large loss before income tax provision in 2008, the effects of the non-taxable and non-deductible items had an insignificant impact on the analysis of the effective tax benefit rate of (39.8)%, which varied from the federal income tax benefit rate of (35%) primarily due to state income tax benefits.

The decrease in the effective tax rate for 2007 compared to 2006 is a result of an increase in the proportion of tax-exempt income, primarily interest on municipal securities, relative to income before taxes.

Realization of Deferred Tax Assets

Net deferred tax assets are included in other assets in the accompanying Consolidated Statements of Financial Condition.

As a result of the pre-tax losses incurred during 2008, we are in a cumulative pre-tax loss position for financial statement purposes for the three-year period ended December 31, 2008. Under SFAS No. 109, Accounting for Income Taxes, this represents significant negative evidence in the assessment of whether the deferred tax assets will be realized. However, we have concluded that based on the weight given to other positive evidence, it is more likely than not that the deferred tax asset will be realized.

In making this determination, we have considered the positive evidence associated with reversing taxable temporary differences in future periods, including income associated with the unrealized gains in our investment securities portfolio. In our assessment, we also considered the relatively short time period over which we expect the deductions giving rise to the deferred tax assets to be claimed. Most significantly, however, we have relied on our ability to generate future taxable income, exclusive of reversing temporary differences (primarily anticipated loan charge-offs), over a relatively short time period.

Deferred tax assets at December 31, 2008 represent the aggregate of federal and state tax assets, although federal taxes represent the primary component of the balance. Future federal taxable income, exclusive of reversing temporary differences, of approximately $120 million is necessary in order to fully absorb the federal deferred tax assets at December 31, 2008. For Illinois purposes (the primary state jurisdiction for which state deferred tax assets are generated), future taxable income, exclusive of reversing temporary differences, of approximately $155 million is necessary in order to fully absorb the state deferred tax assets at December 31, 2008.

The level of pre-tax earnings for financial reporting purposes in 2008 was not sufficient to generate the levels of future federal or state taxable income (exclusive of reversing temporary differences) needed to absorb the deferred tax assets at December 31, 2008. However, we believe our projection of revenue growth from the Plan coupled with the elimination or reduction of various expenses and charges associated with this plan, should result in substantially higher pre-tax earnings in future periods, which in turn should give rise to taxable income levels that are sufficient to absorb the deferred tax assets over a short time period.

Operating Segments Results

We have three primary business segments: Banking (which includes our lines of business; Illinois Commercial Banking, National Commercial Banking, Commercial Real Estate, and The PrivateClients Group); The PrivateWealth Group; and Holding Company Activities. The PrivateBank Mortgage Company results are included in the Banking segment.

Banking

The profitability of each of our bank subsidiaries is primarily dependent on net interest income, provision for loan losses, non-interest income and non-interest expense. The net loss for the banking segment for the year ended December 31, 2008 was $57.3 million, a 276% decline from net income of $32.4 million for the year ended December 31, 2007. The decrease in net income for the banking segment resulted primarily from an increase in the provision for loan losses and expenses associated with the implementation of our Plan, including significant compensation-related expense. Net income for the banking segment for the year ended December 31, 2007 decreased 31% to $32.4 million from $47.2 million for the year ended December 31, 2006. Net interest income for the banking segment for the year ended December 31, 2008 increased to $214.3 million from $142.4 million in 2007 and from $125.5 million in 2006. Total loans for the banking segment increased by 92% to $8.0 billion during 2008 as compared to $4.2 billion in 2007. Commercial loans, including commercial and industrial and owner-occupied commercial real estate loans, continue to be the fastest-growing segment of the loan portfolio and increased to $4.0 billion, or 50% of our total loans, from $1.3 billion, or 32%, of total loans at December 31, 2007. Commercial real estate loans decreased to 30% of our total loans at December 31, 2008, compared to 38% of total loans at December 31, 2007. Total deposits increased by 102% to $8.0 billion at December 31, 2008 from $4.0 billion at December 31, 2007. Growth in brokered deposits, including CDARS, non-interest bearing demand deposits and money market deposits accounted for the majority of the deposit growth.

Kansas City Office Expansion—Pursuant to the terms of an acquisition agreement entered into by certain Company subsidiaries and Midwest Financial Services Corp. (“Midwest”), we agreed to acquire Midwest and to establish a new federal savings bank in Kansas City, Missouri. As provided in the acquisition agreement, we filed the necessary applications with the regulatory agencies to establish the new federal savings bank. In addition, our subsidiary, The PrivateBank – St. Louis, opened an office in Kansas City, Missouri, which would ultimately become the head office of the new federal savings bank. As a result of delays in the regulatory approval process, however, we decided to withdraw the application for the new federal savings bank and maintain the Kansas City office as a branch of The PrivateBank – St. Louis. In connection with the withdrawal of this application, the Company and Midwest terminated their original acquisition agreement and entered into a new asset purchase agreement pursuant to which we purchased all of the assets of Midwest in exchange for shares of our common stock. This transaction was completed in December 2008 and we issued 19,361 shares of common stock to Midwest as consideration. Upon completion of the dissolution of Midwest, the shares of our common stock issued to Midwest will be distributed to Midwest’s stockholders. Midwest’s stockholders have entered into a lock-up agreement with us pursuant to which their shares may not be transferred for a period of two years.

The PrivateWealth Group

The PrivateWealth Group segment includes investment management, personal trust and estate administration services, custodial services, retirement accounts and brokerage and investment services. The PrivateWealth Group’s assets under management remained relatively constant at $3.3 billion at December 31, 2008 as compared to $3.4 billion at December 31, 2007, despite a significant decline in both the equity and fixed income markets. This was primarily the result of new business that was nearly offset by cash transfers to the Banks’ CDARS program and lower market values due to declining debt and equity markets. The PrivateWealth Group’s fee revenue increased to $17.0 million, or 5%, for the year ended December 31, 2008 compared to $16.2 million for the year ended December 31, 2007 and $13.9 million for the year ended December 31, 2006. Fee revenue increased despite pressures on asset values due to the growth in new business early in the year, prior to the significant market declines in the latter part of 2008 and the continued implementation of new, higher fee structures for certain client relationships. Net income for The PrivateWealth Group decreased 8% to $1.4 million for the year ended December 31, 2008 from $1.5 million for the same period in 2007, and down from $2.8 million for the same period in 2006. The 2008 decrease in net income is attributable to higher operating costs, that included one-time trust system conversion related costs.

For a number of our wealth management relationships, we utilize third-party investment managers, including Lodestar. Fees paid to third party investment managers decreased to $3.3 million for the year ended December 31, 2008, compared to $3.4 million for the same period in 2007, and increased from $2.7 million from 2006. The 2008 decrease is attributable to the decline in assets under management. Fees paid to Lodestar, which are eliminated in consolidation, totaled approximately $434,000 in 2008 compared to $535,000 in 2007 and $530,000 in 2006. Of our third-party investment managers, none individually managed more than 5% of total wealth management assets under management as of December 31, 2008.

Holding Company Activities

The Holding Company Activities segment consists of parent company only matters. The Holding Company’s most significant assets are its net investments in its four banking subsidiaries and its mortgage banking subsidiary. Holding Company activities are reflected primarily by interest expense on borrowings and operating expenses of the parent company. Recurring holding company operating expenses consist primarily of compensation (amortization of share-based compensation) and professional fees. The Holding Company segment reported a net loss of $34.6 million for the year ended December 31, 2008, compared to a net loss of $21.3 million for the same period in 2007 and a net loss of $11.8 for 2006. The increase in the net loss year over year is primarily due to an increase in interest expense related to the issuance of $143.8 in junior subordinated debentures in May 2008, $115.0 million contingent convertible senior notes in 2007 and increased legal and audit fees at the holding company level due to the continued growth of the Company.

Additional information about our operating segments are also discussed in Note 21 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.

FINANCIAL CONDITION

INVESTMENT SECURITIES PORTFOLIO MANAGEMENT

We manage our investment portfolio to maximize the return on invested funds within acceptable risk guidelines, to meet pledging and liquidity requirements, and to adjust balance sheet interest rate sensitivity to attempt to protect net interest income against the impact of changes in interest rates.

We adjust the size and composition of our securities portfolio according to a number of factors, including expected liquidity needs, the current and forecasted interest rate environment, our actual and anticipated balance sheet growth rate, and the related value of various segments of the securities markets.

Investments are comprised of debt securities and non-marketable equity investments. Our debt securities portfolio is primarily comprised of U.S. Treasury securities, municipal bonds, mortgage-backed pools and collateralized mortgage obligations.

All debt securities are classified as available-for-sale and may be sold as part of our asset/liability management strategy in response to changes in interest rates, liquidity needs or significant prepayment risk. Securities available-for-sale are carried at fair value. Unrealized gains and losses on the securities available-for-sale represent the difference between the aggregate cost and fair value of the portfolio and are reported, on an after-tax basis, as a separate component of stockholders’ equity in accumulated other comprehensive income. This balance sheet component will fluctuate as current market interest rates and conditions change, thereby affecting the aggregate fair value of the portfolio.

Non-marketable equity investments include Federal Home Loan Bank (“FHLB”) stock and other various equity securities. At December 31, 2008, our consolidated investment in FHLB stock was $23.7 million, compared to $7.7 million at December 31, 2007. The FHLB stock held at December 31, 2008 was comprised of $4.8 million of FHLB (Des Moines) stock, $16.4 million of FHLB (Indianapolis) stock, $2.2 million in FHLB (Atlanta) stock, and $262,000 of FHLB (Chicago) stock. We are required to hold FHLB stock for regulatory purposes and for borrowing availability, and they are carried at cost. The investment in FHLB stock is tied to our FHLB borrowing level. These securities are “restricted” in that they can only be sold back to the respective institutions or another member institution at par value. Our FHLB stock holdings are necessary to qualify for FHLB advances, and we are closely monitoring the financial condition of the FHLBs in which we have an investment. At December 31, 2008 we owned $3.6 million in other securities, which consist of equity investments to fund civic and community projects and qualify for CRA purposes.

We do not own any Freddie Mac or Fannie Mae preferred stock or sub-debt obligations, bank trust preferred securities, nor do we own any sub-prime mortgage-backed securities.

The following provides a valuation summary of our investment portfolio at the date indicated.

Table 7
Investment Securities Portfolio Valuation Summary

	As of December 31, 2008			As of December 31, 2007			As of December 31, 2006
	Fair	Amortized	% of	Fair	Amortized	% of	Fair	Amortized	% of
	Value	Cost	Total	Value	Cost	Total	Value	Cost	Total
	(dollars in thousands)
Available-for-Sale
U.S. Treasury securities	$127,670	$117,875	8.8	$1,014	$1,014	0.2	$—	$—	—
U.S. Agency securities	—	—	—	2,997	2,977	0.6	30,022	30,022	6.0
Collateralized mortgage obligations	267,115	263,393	18.4	251,995	250,836	46.8	212,440	215,028	42.8
Other mortgage-backed securities	825,942	803,115	56.9	50,115	49,632	9.3	30,799	30,934	6.2
Corporate collateralized mortgage obligations	6,240	6,499	0.4	9,356	9,296	1.7	—	—	—
State and municipal securities	198,597	190,461	13.7	210,794	199,987	39.1	214,832	202,868	43.3

Total available-for-sale	1,425,564	1,381,343	98.2	526,271	513,742	97.7	488,093	478,852	98.3

Non-marketable
Equity Investments
FHLB stock	23,663	23,663	1.6	7,700	7,700	1.4	5,141	5,141	1.0
Other	3,550	3,550	0.2	4,759	4,758	0.9	3,548	3,547	0.7

Total non-marketable equity investments	27,213	27,213	1.8	12,459	12,458	2.3	8,689	8,688	1.7

Total securities	$1,452,777	$1,408,556	100.0	$538,730	$526,200	100.00	$496,782	$487,540	100.0

Securities increased by $914.0 million to $1.5 billion at December 31, 2008 compared to $538.7 million at December 31, 2007. We intentionally managed to a large increase in our securities portfolio between December 31, 2008 and December 31, 2007, primarily to improve the liquidity on our balance sheet. We held $127.7 million in U.S. Treasury securities at December 31, 2008, up from $1.0 million held at December 31, 2007. These securities were primarily funded by and used as collateral for repurchase agreement transactions executed for asset/liability management purposes. Collateralized mortgage obligations increased to $267.1 million at December 31, 2008, compared to $252.0 million at December 31, 2007. Other mortgage-backed securities consist of U.S. Government Agency mortgage-backed securities and increased to $825.9 million at December 31, 2008 from $50.1 million at December 31, 2007. The increase is primarily the result of purchases made for liquidity management and asset liability purposes. We held $6.2 million corporate collateralized mortgage obligations at December 31, 2008, compared to $9.4 million at December 31, 2007. State and municipal securities were $198.6 million at December 31, 2008 as compared to the year-end 2007 amount of $210.8 million.

At December 31, 2008, reported stockholders’ equity reflected unrealized securities gains net of tax of $27.6 million. This represented an increase of $19.7 million from unrealized securities gains net of tax of $7.9 million at December 31, 2007.

The following table shows the effective maturities of investment securities (based upon the amortized cost), by category, as of December 31, 2008, and the weighted average yield (computed on a tax-equivalent basis) for each range of maturities of securities, by category, as of December 31, 2008.

Table 8
Re-pricing Distribution and Portfolio Yields

	As of December 31, 2008
	One Year or Less		One Year to Five Years		Five Years to Ten Years		After 10 years
	Amortized	Yield to	Amortized	Yield to	Amortized	Yield to	Amortized	Yield to
	Cost	Maturity	Cost	Maturity	Cost	Maturity	Cost	Maturity
	(dollars in thousands)
Available-for-Sale
U.S. Treasury securities	$—	—	$117,875	3.2%	$—	—	$—	—
U.S. Agency securities	—	—	—	—	—	—	—	—
Collateralized mortgage obligations(1)	115,567	4.4%	120,446	5.1%	26,773	4.9%	607	5.7%
Other mortgage-backed securities(1)	153,150	5.0%	442,720	5.1%	167,929	5.1%	39,315	5.2%
Corporate collateralized mortgage obligations(1)	—	—	—	—	6,499	4.4%	—	—
State and municipal securities(2)	4,929	7.8%	52,719	7.1%	106,876	6.4%	25,938	7.3%

Total available-for-sale	273,646	4.8%	733,760	4.9%	308,077	5.5%	65,860	6.0%

Non-marketable Equity investments(3)
FHLB stock	23,663	4.2%	—	—	—	—	—	—
Other	830	0.6%	2,720	0.6%	—	—	—	—

Total non-marketable equity investments	24,493	4.1%	2,720	0.6%	—	—	—	—

Total securities	$298,139	4.7%	$736,480	4.9%	$308,077	5.5%	$65,860	6.0%

(1)	The re-pricing distributions and yields to maturity of mortgage-backed securities are based on estimated future cash flows and prepayments. Actual re-pricings and yields of the securities may differ from those reflected in the table depending upon actual interest rates and prepayment speeds.
(2)	Yields on state and municipal securities are reflected on a tax-equivalent basis, assuming a federal income tax rate of 35%. The maturity date of state and municipal bonds is based on contractual maturity, unless the bond, based on current market prices, is deemed to have a high probability that the call will be exercised, in which case the call date is used as the maturity date.
(3)	The re-pricing distributions of FHLB stock, Federal Reserve Bank stock and other equity securities are based on each investment’s re-pricing characteristics.

Investments in state and local municipalities comprised 14% of the total available-for-sale securities portfolio. This type of security has historically experienced very low default rates and provided a predictable cash flow since it generally is not subject to significant prepayment. Insurance companies regularly provide credit enhancement to improve the credit rating and liquidity of a municipal bond issuance. Management considers the credit enhanced and underlying municipality credit rating when evaluating a purchase or sale decision. 90% of the securities in this category within our portfolio carry third-party bond insurance, and 75% of securities in this category have their own investment grade rating. The majority of these securities are general obligations of state and local political subdivisions.

The following table details the underlying credit rating of our municipal bond portfolio as of December 31, 2008.

Table 9
Municipal Bond Portfolio Market Values
By Underlying Credit Ratings

	As of December 31, 2008
				BBB or
	AAA	AA	A	Lower	Non Rated	Total
	(amounts in thousands)
Insurer
Assured Guaranty Corporation	$—	$1,670	$7,547	$—	$—	$9,217
CIFG	—	—	146	—	—	146
Financial Security Assurance	—	30,905	25,449	1,598	28,779	86,731
MBIA Inc.	—	17,326	21,631	4,080	9,578	52,615
Financial Guarantee Insurance Co.	—	903	6,603	—	401	7,907
Ambac Financial Group	—	5,934	8,287	689	6,611	21,521
XL Capital Assurance Inc.	—	315	—	—	—	315
Not insured	4,687	11,031	812	—	3,615	20,145

Total	$4,687	$68,084	$70,475	$6,367	$48,984	$198,597

Loan Portfolio and Credit Quality

Our principal source of revenue arises from our lending activities, primarily composed of interest income and, to a lesser extent, loan origination and commitment fees (net of related costs). The accounting policies underlying the recording of loans in the Consolidated Statements of Financial Condition and the recognition and/or deferral of interest income and fees (net of costs) arising from lending activities are included in Note 1 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.

Portfolio Composition

Our loan portfolio is comprised of commercial, real estate (which includes commercial real estate, construction and residential real estate) and personal loans, with commercial loans representing 50% of total loans outstanding at December 31, 2008. We seek to balance our loan portfolio among loan categories as well as by industry segment and as influenced by market and economic conditions. We seek to maintain a diversified loan portfolio to minimize our exposure to any particular industry or any segment of the economy. In early 2008, we made a strategic decision to curtail any new loan production in the residential development sector and to allow a substantial portion of this portfolio to wind down as this type of lending is not a core component of our Plan.

Consistent with our emphasis on relationship banking, the majority of our loans are made to our core, multi-relationship clients. The clients usually maintain deposit relationships with us and may utilize, personally or through entities they control, other Company banking services, such as treasury management, capital markets or PrivateWealth services.

We seek to reduce our credit risk through disciplined credit underwriting at the individual borrower level combined with the establishment and maintenance of loan portfolio sub-limits by loan type, collateral and selected industries to promote loan portfolio diversification and active credit administration. We do not engage in sub-prime commercial or residential lending and do not securitize our loans for sale.

Table 10
Loan Portfolio

	As of December 31,
		% of		% of		% of		% of		% of
	2008	Total	2007	Total	2006	Total	2005	Total	2004	Total
	(dollars in thousands)
Commercial	$3,975,818	49.5	$1,311,757	31.4	$828,594	23.6	$436,416	16.7	$285,336	17.2
Commercial real estate	2,383,961	29.7	1,604,159	38.4	1,486,462	42.5	1,268,851	48.6	855,396	51.7
Construction	815,150	10.1	613,468	14.7	591,704	16.9	392,597	15.1	219,180	13.3
Residential real estate	328,138	4.1	265,466	6.4	262,107	7.5	221,786	8.5	90,590	5.5
Home equity	191,934	2.4	135,483	3.2	138,724	4.0	139,747	5.4	119,115	7.2
Personal	341,806	4.2	247,462	5.9	192,397	5.5	148,670	5.7	83,746	5.1

Total	$8,036,807	100.0	$4,177,795	100.0	$3,499,988	100.0	$2,608,067	100.0	$1,653,363	100.0

Growth vs. prior year-end	92.4%		19.4%		34.2%		57.7%		35.0%

Total gross loans, our primary category of earning assets, increased $3.9 billion, or 92%, during 2008 compared to 2007 and increased $677.8 million, or 19% during 2007 compared to 2006. While all loan categories displayed strong growth since December 31, 2007, growth in commercial loans of $2.7 billion, or 203%, was the most significant driver of overall loan growth. The significant commercial loan growth reflects the inclusion of new middle-market client loans booked by lenders hired under our Plan. The middle market lending focus of these lenders complemented the existing lenders’ book of business with the new lending relationships contributing to greater loan portfolio diversification. The $779.8 million, or 49%, growth of commercial real estate loans was spread across all major property types with a greater geographic dispersion and reflects a larger average loan size for this category of credit. The $201.7 million, or 33%, growth of construction loans was tempered by the decrease in residential development loans, offsetting solid growth of non-residential construction loans. During 2008, private banking loans, which include residential real estate, home equity and personal loans, grew by $213.5 million or 33%.

Total gross loans increased to $4.2 billion at December 31, 2007, an increase of $677.8 million or 19%, from $3.5 billion at December 31, 2006. The two largest loan categories, commercial and commercial real estate, grew by 58% and 8%, respectively. Much of the 2007 loan growth resulted from the initiation of the Plan in the fourth quarter 2007. For 2006 and 2007, the commercial loan category includes both commercial and industrial loans and owner-occupied commercial real estate loans. For periods prior to 2006, owner-occupied commercial real estate was included in the commercial real estate category. At year-end 2007, total owner-occupied commercial real estate loans were $483.9 million or 12% of total loans, and $265.4 million or 8% of total loans at year-end 2006. From December 31, 2006 to December 31, 2007, construction loans grew by 4% and private banking loans, which include residential real estate, personal, and home equity loans, grew by 9%.

Commercial Loans

As of December 31, 2008, commercial loans grew by $2.7 billion, or 203%, to $4.0 billion compared to $1.3 billion at December 31, 2007. The commercial loan growth was fueled by new middle-market lending relationships added by the lenders hired under the Plan. An independent review and approval of potential new lending relationships by our credit administration, and also by our loan committee for larger dollar size transactions, allowed for selective growth. The lenders hired under the Plan are predominately experienced middle-market lenders and include officers with lending expertise in certain specialized industries such as healthcare construction and engineering. Commercial loans outstanding at December 31, 2008 generated by these teams of specialist lenders totaled $584.6 million and $186.3 million, respectively. We review our loan portfolio distribution by industry and set industry lending sub-limits as appropriate. Loans secured by non-residential owner-occupied commercial real estate totaling $538.7 million at December 31, 2008 and $483.9 million at December 31, 2007 were included as commercial loans since the cash flow of the owner’s business is the primary source of loan repayment.

Our commercial loan portfolio is comprised of lines of credit to businesses for working capital needs, term loans for equipment and expansion, letters of credit and owner-occupied commercial real estate loans. Unsecured loans are made to businesses when a guarantor, as a secondary source of repayment, has a significant ability to repay and a significant interest in the business entity. Commercial loans can contain risk factors unique to the business of each borrower. In order to mitigate these risks, we seek to gain an understanding of the business of each borrower, place appropriate value on collateral taken and structure the loan properly to make sure that collateral values are maintained through the life of the loan. Appropriate documentation of commercial loans is also important to protect our interests.

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

While our loan policies have guidelines for advances on different types of collateral, we establish eligible asset values on a case-by-case basis for each borrower. As we continue to grow our middle market commercial lending business, we will offer more traditional middle market commercial loan products that will require higher monitoring of our borrower’s collateralized assets and may include lending that is nonrecourse.

Commercial Real Estate Loans

Commercial real estate loans at December 31, 2008 totaled $2.4 billion, up $779.8 million, or 49%, from $1.6 billion at December 31, 2007. The 2008 growth was aided by the infusion of new loans booked by lenders hired under the Plan. Due to the middle-market orientation of the new borrowers contrasted to the smaller entrepreneurial orientation of the existing private client borrowers, the average loan size has increased and borrower type has become more diversified. Although the geographic location of the commercial real estate collateral is significantly concentrated in the Chicago metropolitan area, originations from our new business development offices in Denver and Minneapolis are contributing to an increased geographic diversification of the underlying collateral. As a percentage of total loans, commercial real estate loans have decreased from 52% at December 31, 2004 to 30% at December 31, 2008, with the most pronounced percentage drop occurring during 2008. This is reflective of our strategy over the past several years to decrease the concentration of commercial real estate loans in our loan portfolio and further diversify by adding commercial loans. The Plan has accelerated this portfolio re-alignment. Commercial real estate loan concentrations by collateral type are reviewed against established sub-limits as part of our risk management program and adherence to regulatory agencies’ guidance.

Our commercial real estate portfolio is comprised of loans secured by various types of collateral including 1-4 family non- owner occupied housing units located primarily in the banks’ target market areas, other non-owner occupied multi-family real estate, office buildings, warehouses, retail space, mixed use buildings, and vacant land, the bulk of which is held for long-term investment or development. Refer to Table 11 for more detail on our commercial real estate and construction loans by collateral type.

Risks inherent in real estate lending are related to the market value of the property taken as collateral, the underlying cash flows and documentation. It is important to accurately assess property values through careful review of appraisals. We mitigate these risks through review and understanding of the appraised value of the property, the ability of the cash flow generated from the collateral property to service debt, the significance of any outside income of the borrower or income from other properties owned by the borrowers, adhering to our loan documentation policies and the strength of guarantors, as applicable. Our real estate appraisal policy addresses selection of appraisers, appraisal standards, environmental issues and specific requirements for different types of properties, and has been approved by the Banks’ Credit Policy Committee.

Construction Loans

Construction loans at December 31, 2008 totaled $815.2 million, up $201.7 million or 33% from $613.5 million at December 31, 2007. Construction loans for single-family and multi-family dwellings decreased as a result of lower residential construction volume and our strategic decision in early 2008 to wind down our existing residential development portfolio and de-emphasize this type of lending. During the same period, growth of non-residential construction loans almost doubled, boosting overall construction loan volume and providing better loan diversification by type of construction project. Due to increased project complexity and its effect on completion risk associated with construction loans, in 2008 we hired dedicated construction lending specialists to monitor construction loan draws. As with commercial real estate loans, we review our construction loan concentrations as part of our risk management program and adherence to regulatory agencies’ guidance.

Our construction loan portfolio consists of single-family residential properties, multi-family properties, and commercial projects, and includes both investment properties and properties that will be owner-occupied. As construction lending has greater inherent risk, we closely monitor the status of each construction loan throughout its term. Typically, we require full investment of the borrower’s equity in construction projects prior to injecting our funds. Generally, we do not allow borrowers to recoup their equity from the sale proceeds of finished product (if applicable) until we have recovered our funds on the overall project.

Due to the inherent risks and the monitoring requirements our construction loans are often the highest yielding loans in our portfolio. We seek to manage these risks by, among other things, ensuring that the collateral value of the property throughout the construction process does not fall below acceptable levels, ensuring that funds disbursed are within parameters set by the original construction budget, and properly documenting each construction draw. Although we have recently experienced an increase in the number of construction loans that are non-performing, primarily residential development loans, due to our more stringent standards for underwriting and monitoring construction loans and the credit profile of our borrowers, we are comfortable with the risk associated with this portfolio and are committed to construction lending as an integral part of our lending program.

Between December 31, 2008 and December 31, 2007, we have significantly decreased our concentration in vacant land and mixed use properties and modestly increased our concentration in office and retail properties.

The following table summarizes our commercial real estate and construction portfolio by property type and collateral location at December 31, 2008 and 2007. Commercial real estate loans totaled $2.4 billion at December 31, 2008 and $1.6 billion at December 31, 2007. Construction loans totaled $815.2 million billion at December 31, 2008 and $613.5 million at December 31, 2007.

Table 11
Collateral Location by Product Type

	As of December 31, 2008						% of Total
	IL	GA	MI	MO	WI	Other	Portfolio
Commercial real estate
Vacant land	8.1%	0.3%	0.5%	0.9%	0.4%	2.6%	12.8%
Residential 1-4 family	3.0%	—	1.3%	0.4%	0.3%	0.7%	5.7%
Multi-family	5.5%	1.0%	0.5%	1.3%	0.4%	1.8%	10.5%
Mixed use	2.6%	—	0.3%	0.5%	0.1%	0.2%	3.7%
Office	6.4%	1.1%	0.9%	1.8%	0.3%	2.3%	12.8%
Warehouse	3.8%	0.6%	1.5%	0.1%	0.1%	1.7%	7.8%
Retail	3.9%	0.8%	2.8%	0.2%	0.3%	3.8%	11.8%
Other	4.1%	0.4%	1.3%	0.3%	—	9.0%	15.1%

Total commercial real estate	37.4%	4.2%	9.1%	5.5%	1.9%	22.1%	80.2%

Construction
Residential 1-4 family	3.3%	0.8%	0.5%	0.8%	0.1%	0.7%	6.2%
Multi-family	0.8%	—	0.1%	0.1%	0.1%	0.3%	1.4%
Other	5.5%	0.7%	0.7%	1.1%	0.6%	3.6%	12.2%

Total construction	9.6%	1.5%	1.3%	2.0%	0.8%	4.6%	19.8%

Total commercial real estate and construction	47.0%	5.7%	10.4%	7.5%	2.7%	26.7%	100.0%

	As of December 31, 2007						% of Total
	IL	GA	MI	MO	WI	Other	Portfolio
Commercial real estate
Vacant land	14.0%	1.7%	2.9%	2.1%	0.5%	1.6%	22.8%
Residential 1-4 family	4.4%	—	—	0.9%	0.4%	1.4%	7.1%
Multi-family	7.6%	0.2%	0.6%	0.7%	0.4%	0.1%	9.6%
Mixed use	2.6%	1.1%	1.1%	1.1%	0.1%	0.2%	6.2%
Office	4.5%	0.9%	1.9%	1.1%	0.4%	1.0%	9.8%
Warehouse	5.4%	0.5%	0.7%	0.1%	0.2%	0.7%	7.6%
Retail	3.1%	0.6%	2.2%	0.2%	0.4%	0.6%	7.1%
Other	2.2%	0.4%	0.5%	0.1%	—	0.9%	4.1%

Total commercial real estate	43.8%	5.4%	9.9%	6.3%	2.4%	6.5%	74.3%

Construction
Residential 1-4 family	7.0%	3.0%	0.5%	1.9%	0.2%	0.4%	13.0%
Multi-family	1.6%	—	0.2%	0.2%	0.1%	0.1%	2.2%
Other	6.6%	—	0.4%	0.9%	1.1%	1.5%	10.5%

Total construction	15.2%	3.0%	1.1%	3.0%	1.4%	2.0%	25.7%

Total commercial real estate and construction	59.0%	8.4%	11.0%	9.3%	3.8%	8.5%	100.0%

Residential Real Estate Loans

Residential real estate loans totaled $328.1 million and comprised 4% of our total loan portfolio at December 31, 2008. During 2008 this portfolio segment grew by $62.7 million, or 24%, from

$265.5 million at December 31, 2007. Many of our residential mortgage loans are originated through The PrivateBank Mortgage Company with the majority of originated loans sold into the secondary market. We do not generally originate long-term fixed rate loans for our own portfolio due to interest rate risk considerations.

Home Equity Loans

Home equity loans totaled $191.9 million and comprised 2% of our total loan portfolio at December 31, 2008 compared to $135.5 million or 3% of total loans at December 31, 2007. The growth in this segment of the portfolio reflects new loan volume as increased usage of existing facilities.

Personal Loans

At December 31, 2008, personal loans totaled $341.8 million, up $94.3 million, or 38%, from $247.5 million at December 31, 2007. Our personal loan portfolio consists largely of loans for investment asset acquisition and general liquidity purposes, including lines of credit. Due to our private client focus, which includes lending to entrepreneurs, some of these loans can be sizeable. We have minimal automobile loans and no credit card loans.

Loan Concentrations

Loan concentrations are considered to exist when amounts are loaned to a multiple number of borrowers engaged in similar activities, which would cause them to be similarly impacted by economic or other conditions. At December 31, 2008, commercial real estate loans and construction loans comprised 30% and 10% of our total loan portfolio, respectively. The distribution of the non owner-occupied commercial real estate loan collateral by property type and by geographic location mitigates the risk posed by the commercial real estate loan concentration with the largest property categories being office buildings, land development and retail buildings, each comprising 6% of total loans, respectively. While there still is a geographic concentration of loans made to clients residing in the Chicago metropolitan area and a concentration of non owner-occupied commercial real estate collateral located in Illinois, these concentrations are lessening due to the expanded national presence achieved through our Plan.

With respect to our construction loan portfolio, the volume of construction loans for single and multi-family dwellings at December 31, 2008 decreased both in dollar terms and as a percentage of total construction loans from December 31, 2007 reflecting the downturn in residential construction and our strategic decision to run-off our residential development portfolio. At December 31, 2008, residential and non-residential construction loans comprised approximately 38% and 62% of the construction loan portfolio compared to 59% and 41% at December 31, 2007. The non-residential construction loans are further diversified by project type and geographic location. Our commercial loan portfolio of $4.0 billion at December 31, 2008 is well-diversified with no evident industry concentrations in excess of 10% of total loans. In 2008 the addition of new commercial loans booked by the experienced middle-market lenders hired under our Plan enabled us to accelerate our strategy of improving loan portfolio diversification.

Loans to residential real estate developers totaled $415.0 million at December 31, 2008, or 5% of total loans. This portfolio is comprised of for-sale housing construction loans of $229.7 million, including mixed use loans of $13.4 million, and land development loans for residential projects of $171.9 million. While this portfolio now comprises less than 10% of total loans, the problems associated with it merit specific comment. Due to the cyclical downturn experienced in the residential real estate market that was further aggravated by the credit market disruptions in 2008, many of our developer clients exhausted their resources as they were unable to move their inventory. Loan-to-value ratios that were originally within our underwriting guidelines now exceeded our limits as a result of declining property values and a significant percentage of our 2008 charge-offs stemmed from this portfolio. With respect to the December 2008 loan portfolio review, $78.2 million of the $108.8 million in charge-offs during the fourth quarter pertained to this portfolio. Of the total residential real estate developer portfolio remaining at December 31, 2008, approximately 31%, or $130.0 million, is considered under-performing and 69%, or $285.0 million, is considered performing.

Maturity and Interest Rate Sensitivity of Loan Portfolio

Table 12 summarizes the maturity distribution of our loan portfolio as of December 31, 2008, by category, as well as the interest rate sensitivity of loans in these categories that have maturities in excess of one year.

Table 12
Maturities and Sensitivities of Loans to Changes in Interest Rates

	As of December 31, 2008
	Due in	Due after 1
	1 year	year through	Due after
	or less	5 years	5 years	Total
	(amounts in thousands)
Commercial	$1,598,887	$2,271,400	$105,531	$3,975,818
Commercial real estate	487,248	1,763,343	133,370	2,383,961
Construction	513,594	294,630	6,926	815,150
Residential real estate	17,669	29,456	281,013	328,138
Home equity	12,687	150,767	28,480	191,934
Personal	285,088	56,170	548	341,806

Total	$2,915,173	$4,565,766	$555,868	$8,036,807

Loans maturing after one year:
Predetermined (fixed) interest rates		$1,227,728	$74,673
Floating interest rates		3,338,038	481,195

Total		$4,565,766	$555,868

Credit Quality Management and Allowance for Loan Losses

Loan quality is monitored by management and reviewed by the Board of Directors directly and through the work of our board committees at our regular board meetings. We have established a system of internal controls to mitigate credit risk. Chief among the controls is the management Loan Committee process which presents selected credits based on amount and risk before a group of seasoned credit professionals which vet the loan at approval and then at appropriate intervals. Also in place to monitor and manage loan quality are standard lending and credit policies, underwriting criteria, and collateral safeguards. We monitor and implement our formal credit policies and procedures and regularly evaluate trends, collectability, and collateral protection within the loan portfolio. Our policies and procedures are regularly reviewed and modified in order to manage risk as conditions change and new credit products are offered.

Our credit administration policies include a comprehensive loan rating system. This system allows for common reference across loan types and facilitates the identification of emerging problems in loan transactions. Our internal credit review function performs regular reviews of the lending groups to assess the accuracy of loan ratings and the adherence to credit policies. Exam results are communicated to senior lending and risk management executives as well specified Board of Director committees. Lending officers have the primary responsibility for monitoring their client relationships and effecting timely changes to loan ratings as events warrant. We believe that any significant change in the overall quality of the loan portfolio will be reflected in the cumulative effect of changes to these loan ratings.

In addition, our senior lenders actively review those loans that call for more extensive monitoring and may warrant some degree of remediation. These loans are reviewed quarterly by a committee of senior lending and risk management officers, including the Chief Executive Officer and Chief Risk

Officer, which assesses and directs actions plans to minimize the risk of these loans. More troubled loans are reviewed on a monthly basis for heightened oversight with such reviews including the participation of the Chief Executive and Chief Risk Officer.

We also maintain an allowance for loan losses to absorb probable losses inherent in the loan portfolio. The allowance for loan losses represents our estimate of probable losses in the portfolio at each balance sheet date and is supported by available and relevant information. The allowance contains provisions for probable losses that have been identified relating to specific borrowing relationships, as well as probable losses inherent in the loan portfolio and credit undertakings that are not specifically identified. We evaluate the sufficiency of the allowance for loan losses based on the combined total of the general, specific and unallocated reserve components. Our application of the methodology for determining the allowance for loan losses resulted in an allowance for loan losses of $112.7 million at December 31, 2008 providing 1.40% coverage of total loans compared with $48.9 million providing 1.17% of total loans at December 31, 2007. The increase in the allowance for loan losses from December 31, 2007 reflects management’s judgment about the comprehensive risk of lending in our various markets as well as increased loan volume generated by the Plan. We believe that the allowance for loan losses is adequate to provide for probable and reasonably estimable credit losses inherent in our loan portfolio as of December 31, 2008.

During 2008 in response to the diverging geographic performance of our lending portfolio and the deteriorating economic environment we modified our allowance for loan loss methodology as of June 30, 2008 to include the use of amplification factors based on geographic performance characteristics and local economic conditions. This resulted in a significant increase in loan loss reserve levels. While the allowance for loan loss methodology required a lower reserve percentage on the more favorably risk rated loans booked under our Plan, total volume of new loans booked necessitated sizeable provisions each quarter. The magnitude and speed of the economic deterioration noted in the second half of 2008 triggered an intensive loan portfolio review and collateral revaluation during December 2008 which culminated in net loan charge-offs totaling $108.8 million during the fourth quarter versus $125.8 million for all of 2008. The portfolio review included all residential real estate development loans and other underperforming assets. There were many residential real estate development and land development loans where the outstanding loan balance was charged down to reduce the loan balance to what is believed to be a collateral realizable value with the remaining balance classified as impaired. We have established a special governance function within the credit area to oversee the process of collecting on these charged-down loans in order to maximize recoveries. The December 2008 loan portfolio review also resulted in a sharply higher level of adversely rated loans from the prior year end despite the elevated level of charge-offs. While the application of quantifiable factors caused the allocated portion of the allowance for loan loss to rise throughout 2008, the unallocated portion of the allowance for loan loss was also increased from December 31, 2007 to reflect the increased volatility in the current economic environment. The need to replenish the allowance for loan loss to a level adequate to cover probable and reasonably estimable losses resulted in a loan loss provision of $189.6 million for the year ended December 31, 2008 compared to $16.9 million in the prior year period. We believe the near-term economic environment will not materially improve and the actions taken, particularly during the fourth quarter 2008, were designed to minimize balance sheet risk by recognizing losses inherent in our loan portfolio.

In addition to the allowance for loan losses, we maintain a reserve for unfunded commitments at a level we believe to be sufficient to absorb estimated probable losses related to unfunded credit facilities. The reserve is included in other liabilities in the Consolidated Statements of Financial Condition and totaled $840,000 at December 31, 2008. The reserve is computed using a methodology similar to that used to determine the general allocated component of the allowance for loan losses. Net adjustments to the reserve for unfunded commitments are included in other non-interest expense in the Consolidated Statements of Income.

The accounting policies underlying the establishment and maintenance of the allowance for loan losses through provisions charged to operating expense are discussed in Note 1 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.

Table 13
Allowance for Loan Losses and
Summary of Loan Loss Experience

	Years ended December 31,
	2008	2007	2006	2005	2004
	(dollars in thousands)
Change in allowance for loan losses:
Balance at beginning of year	$48,891	$38,069	$29,388	$18,986	$15,100
Loans charged off:
Commercial	(14,926)	(2,668)	(976)	(305)	(363)
Commercial real estate	(49,905)	(1,918)	—	—	—
Construction	(54,438)	(1,347)	—	—	—
Residential real estate	(3,022)	—	—	—	—
Home equity	(2,199)	—	—	—	—
Personal	(2,196)	(383)	(49)	(233)	(803)

Total loans charged off	(126,686)	(6,316)	(1,025)	(538)	(1,166)

Recoveries on loans previously charged off:
Commercial	239	168	97	207	647
Commercial real estate	74	1	—	—	—
Construction	482	—	—	—	—
Residential real estate	47	—	—	—	—
Home equity	1	—	—	—	—
Personal	45	35	55	581	6

Total recoveries on loans previously charged off	888	204	152	788	653

Net loans (charged off) recoveries	(125,798)	(6,112)	(873)	250	(513)
Provisions charged to operating expense	189,579	16,934	6,836	6,538	4,399
Reserve of acquired bank	—	—	2,718	3,614	—

Balance at end of year	$112,672	$48,891	$38,069	$29,388	$18,986

Allowance as a percent of loans at year-end	1.40%	1.17%	1.09%	1.13%	1.15%

Ratio of net loans charged off to average loans outstanding for the period	2.00%	0.17%	0.03%	(0.01)%	0.04%

We increased our reserve for loan losses to $112.7 million as of December 31, 2008, up $63.8 million from December 31, 2007. The reserve for loan losses to loans was 1.40% as of December 31, 2008, up from 1.17% as of December 31, 2007. Total loans charged-off, net of recoveries, in 2008 were 2.0% of average loans for 2008. The provision for loan losses was $189.6 million for the year ended December 31, 2008, versus $16.9 million in the prior year period. The key factors in determining the level of provision is the composition of our loan portfolio, loan growth, risk rating distribution within each major loan category, historical loss experience, and internal and external factors impacting specific geographic portfolio performance.

During 2008, net charge-offs totaled $125.8 million compared to $6.1 million in 2007, with residential development loans accounting for significant percentage of the increase. Provision for losses for 2008 totaled $189.6 million and exceeded net charge-offs by 50.7%. Based on current loan portfolio performance, we anticipate net charge-off levels to approximate $6.0 million or less in the first quarter 2009.

Table 14
Allocation of Allowance for Loan Losses

	As of December 31,
		% of		% of		% of		% of		% of
		Total		Total		Total		Total		Total
	2008	Allowance	2007	Allowance	2006	Allowance	2005	Allowance	2004	Allowance
	(dollars in thousands)
General allocated reserve:
Commercial	$39,524	35	$8,375	17	$5,984	16	$6,453	22	$3,277	17
Commercial real estate	31,625	28	22,909	47	19,570	51	12,975	44	8,446	44
Construction	27,231	24	9,966	20	7,509	20	4,686	16	2,659	14
Residential real estate	1,294	1	360	1	479	1	419	1	222	1
Home equity	1,000	1	202	—	218	—	277	1	298	2
Personal	1,527	2	2,229	5	1,877	5	1,714	6	736	4

Total allocated	102,201	91	44,041	90	35,637	93	26,524	90	15,638	82
Specific reserve	330	—	2,964	6	291	1	—	—	1,669	9
Unallocated reserve	10,141	9	1,886	4	2,141	6	2,864	10	1,679	9

Total	$112,672	100	$48,891	100	$38,069	100	$29,388	100	$18,986	100

We considered various qualitative and quantitative factors about the loan portfolio in determining the level of the allowance for loan losses. Previously, the allowance for loan loss methodology incorporated the past five years of our actual loss experience and historical loss experience augmented by banking industry loss statistics in 1992 and 2002, which were identified as two cyclical downturn years, as a basis for predicting inherent losses. The historical loss basis was then adjusted for other factors that impacted the adequacy of the allowance for loan losses, including factors prescribed by the FDIC. For the quarter and year ended December 31, 2008, we altered this approach since 2008 represented a significant cyclical downturn. Through 2007 our historical yearly loss had been minimal with the annual net loan loss experience ranging from a net recovery of 0.01% to a net loss of 0.17% for 2004-2007 and we had looked to industry loss experience to supplement our loss experience. While we continue to monitor the industry loss experience for FDIC insured banks nationally and in Illinois as well as for our defined peer group, the magnitude and speed of the economic deterioration noted in the last half of 2008 that triggered our losses in the fourth quarter and the lag in obtaining the fourth quarter and 2008 year-end industry data has rendered the industry statistics less meaningful. The updating of our loss migration analysis with the 2008 data combined with the mid-2008 modification of our allowance for loan loss methodology that included quantifiable geographic data and regional economic conditions, resulted in a higher overall reserve level for our Company and a re-allocation of reserves by loan type.

Under our methodology, the allowance for loan losses is comprised of the following components:

General Allocated Component of the Allowance

The general allocated portion of the allowance for loan losses is based on loan type and loan risk rating distribution within each loan type. We assign each of our loans a risk rating at the time of loan origination and either confirm or change the risk rating at the time of subsequent reviews, loan renewals or upon default. The loss allocations are also based on a combination of loss rates, regional economical conditions and geographic portfolio performance.

The general allocated component of the allowance increased by $58.2 million during 2008, from $44.0 million at December 31, 2007 to $102.2 million at December 31, 2008. The magnitude of the dollar increase in the general allocated portion of the reserve reflects higher loan volumes generated by the Plan.

Specific Component of the Allowance

For loans where management deems either the amount or the timing of the repayment to be significantly impaired, there are specific reserve allocations established. The specific reserve is based on a loan’s current value compared to the present value of its projected future cash flows, collateral value or market value, as is relevant for the particular loan pursuant to SFAS 114, “Accounting by Creditors for Impairment of a Loan.” At December 31, 2008, after taking into account $125.8 million in net charge-offs during the year, the specific component of the allowance decreased by $2.6 million to $330,000 from $3.0 million at December 31, 2007.

Unallocated Components of the Allowance

The unallocated component of the allowance is based on management’s review of other factors affecting the determination of probable losses inherent in the portfolio, which are not necessarily captured by the general allocation or specific reserve components of the allowance. This portion of the reserve analysis involves the exercise of judgment and reflects consideration such as management’s view that the reserve should have a margin that recognizes the imprecision inherent in the process of estimating credit losses.

The unallocated component of the reserve was increased by $8.3 million for 2008, from $1.9 million at December 31, 2007 to $10.1 million at December 31, 2008. During 2008 we increased the unallocated component of our reserve due to our judgment that the general economic environment was deteriorating and business operating conditions were becoming increasingly volatile, which increases the likelihood of inherent losses in the portfolio at December 31, 2008.

Nonperforming Assets

Nonperforming loans include loans past due 90 days and still accruing interest, loans for which the accrual of interest has been discontinued and loans for which the terms have been renegotiated to provide for a reduction or deferral of interest and principal due to a weakening of the borrower’s financial condition.

Nonperforming assets include nonperforming loans and real estate that has been acquired primarily through foreclosure and is awaiting disposition. For a detailed discussion of our policy on accrual of interest on loans see Note 1 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.

Table 15
Nonperforming Assets and Past Due Loans

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(dollars in thousands)
Nonaccrual loans:
Commercial and industrial	$11,735	$8,886	$2,924	$20	$380
Commercial real estate	48,143	13,371	559	356	—
Construction	63,305	13,406	—	—	—
Residential real estate	6,829	898	—	—	—
Personal and home equity	1,907	2,422	287	287	710

Total nonaccrual loans	131,919	38,983	3,770	663	1,090
90 days past due loans (still accruing interest):
Commercial and industrial	—	52	500	—	128
Commercial real estate	—	—	1,971	—	100
Construction	—	—	995	—	—
Residential real estate	—	—	1,194	180	—
Personal and home equity	—	1	477	100	1,210

Total 90 days past due loans	—	53	5,137	280	1,438

Total nonperforming loans	131,919	39,036	8,907	943	2,528
Foreclosed real estate (“OREO”)	23,823	9,265	1,101	393	—

Total nonperforming assets	$155,742	$48,301	$10,008	$1,336	$2,528

30-89 days past due loans (still accruing interest):
Commercial and industrial	$12,060	$11,170	$4,919	$1,607	$1,289
Commercial real estate	9,113	34,366	21,827	7,145	1,469
Construction	9,166	38,407	10,307	5,179	420
Residential real estate	3,485	9,431	1,620	1,117	1,799
Personal and home equity	1,580	9,224	2,364	4,148	1,206

Total 30-89 days past due loans	$35,404	$102,598	$41,037	$19,196	$6,183

Nonaccrual loans to total loans	1.64%	0.93%	0.11%	0.03%	0.07%
Nonaccrual loans to total assets	1.31%	0.78%	0.09%	0.02%	0.04%
Nonperforming loans to total loans	1.64%	0.93%	0.25%	0.04%	0.15%
Nonperforming assets to total assets	1.55%	0.97%	0.23%	0.04%	0.10%
Allowance for loan losses as a percent of nonperforming loans	85%	125%	n/m	n/m	n/m

Other than those loans reflected in the table above, we had no significant loans for which the terms had been renegotiated or restructured, or for which there were serious doubts as to the ability of the borrower to comply with repayment terms.

During 2008 in response to the weakening economic environment, we tightened our management of past due loans and other under performing loans resulting in a decrease in the level of accruing loans 30-89 days past due. Beginning in mid-2007, all loans 90 days past due are automatically placed on non-accrual status unless otherwise approved in writing by the Chief Risk Officer or Chief Credit Officer. This change in policy had the effect of increasing the level of non-accrual loans at December 31, 2007 relative to previous calendar year-ends.

The level and composition of our nonperforming loans has changed over the past three years, reflecting primarily the acceleration of economic weakness and secondarily a tightening of our non-accrual loan policy and past due loan management.

While the level of non-accrual loans rose throughout 2008, the most pronounced increase occurred during the fourth quarter after the December loan portfolio review. The portfolio review included all residential development and land development loans along with all other underperforming assets. The intent of the review was to identify inherent losses where cash flow and guarantor support indicated likely non-performance and where losses from deteriorating asset values were evident. As a result of the review, we recognized net charge-offs of $108.8 million for the fourth quarter and $125.8 million for all of 2008. The outstanding loan balances of numerous residential real estate development and land development loans were charged down to reduce the balance to what is believed to be a collateral realizable value. We utilized several independent third party firms to assist us in sizing charge-off ranges for loans, especially on large vacant land tracks and those projects in remote areas or in early stages of development. The catalyst for doing this was the further erosion of property values seen in the later months of 2008 and the lack of sales activity which rendered even fairly recent appraisals less meaningful. All of the loans considered for the December portfolio review were deemed to be impaired and the post charge-off balance of these loans aggregated $117.2 million as compared to total non-accrual loans of $131.9 million at December 31, 2008. The net increase to non-accrual loans resulting from the December loan portfolio review was $28.9 million.

The increase in foreclosed real estate (“OREO”) to $23.8 million at December 31, 2008 from $9.3 million at December 31, 2007 and $1.1 million at December 31, 2006, also reflects the deteriorating general economic conditions. At December 31, 2008, OREO by property type was distributed as follows: single family 30%, vacant land intended for residential development 34%, vacant land intended for commercial development 10%, condominiums 9%, mixed use 12%, commercial 3% and retail 2%. By geographic market, OREO was distributed as follows: Chicago 25%, St. Louis 23%, Michigan 20% and Georgia 32%. The disproportionately high level of OREO in Georgia is reflective of our lending concentration to residential builders and the over-developed Atlanta market. Over the course of 2008 we have seen many of our residential real estate developer clients exhaust their resources. We continue to be actively working with our developer clients to determine the best solution to maximize value and have re-aligned and augmented our loan work out in response to deteriorating credit trends in both this segment and overall. For the year ended December 31, 2008, we expensed $6.2 million associated with the management and disposition of OREO property compared to $2.2 million in 2007. In future quarters, the migration of loans from performing to nonperforming and, in some cases, to OREO and finally to cash repayment will vary depending upon the adopted solution.

In addition to the amount of nonaccrual and delinquent loans over ninety days past due, we had $79.0 million of loans that were currently performing, but for which we had some concern with the ability of the borrower to comply with existing loan repayment terms. These loans continue to perform under existing terms and accrue interest. We anticipate that a guarantee, additional collateral, or other planned action will result in the full repayment of debt. At this time we do not expect losses on these loans, but a higher level of scrutiny is prudent under the circumstances.

Our disclosure with respect to impaired loans is contained in Note 5 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.

Funding Sources

Total deposits and short-term borrowings as of December 31, 2008 are summarized in Notes 8 and 9 of the “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K. The following table provides a comparison of deposits by category over the last three years.

Table 16
Deposits

	Years Ended December 31,
		%		%		%	% Change
	2008	of Total	2007	of Total	2006	of Total	2008-2007	2007-2006
	(dollars in thousands)
Non-interest bearing deposits	$711,693	8.9	$299,043	8.0	$300,689	8.4	138.0	(0.5)
Interest-bearing deposits	232,099	2.9	157,761	4.2	152,323	4.3	47.1	3.6
Savings deposits	15,644	0.2	12,309	0.3	13,977	0.4	27.1	(11.9)
Money market accounts	2,783,238	34.8	1,581,863	42.1	1,561,103	44.0	75.9	1.3
Brokered deposits:
Traditional	1,481,762	18.5	540,580	14.4	589,321	16.6	174.1	(8.3)
Client CDARS	678,958	8.5	1,796	—	—	—	n/m	n/m
Non-client CDARS	494,048	6.2	94	—	—	—	n/m	n/m

Total brokered deposits	2,654,768	33.2	542,470	14.4	589,321	16.6	389.4	(7.9)
Other time deposits	1,599,014	20.0	1,167,692	31.0	933,600	26.3	36.9	25.1

Total deposits	$7,996,456	100.0	$3,761,138	100.0	$3,551,013	100.0	112.6	5.9

Client deposits(1)	$6,020,646		$3,220,464		$2,961,692		86.9	8.7

n/m	Not meaningful
(1)	Total deposits, net of traditional brokered deposits and non-client CDARS.

Total deposits of $8.0 billion as of December 31, 2008 represented an increase of 113% from $3.8 billion as of December 31, 2007. Client deposits, which represent total deposits less traditional brokered deposits and non-client CDARS, increased 87% to $6.0 billion compared to $3.2 billion at December 31, 2007.

During the year, as part of the Plan we facilitated our deposit growth by aggressively pursuing deposits from existing and new clients, increasing institutional and municipal deposits, expanding our business DDA account balances due to our enhanced treasury management services, and implementation of a CDARS deposit program. Our non-interest bearing DDA accounts increased by $412.7 million, or 138%, from $299.0 million at December 31, 2007 to $711.7 million at December 31, 2008. This increase is significant because the non-interest bearing nature of these business accounts improves our funding costs for the Plan and reflects the success we have had in attracting new commercial banking clients. The CDARS deposit program is a deposit services arrangement that effectively achieves FDIC deposit insurance for jumbo deposit relationships, which is an attractive feature to many of our middle-market and private banking clients. These deposits are classified as brokered deposits for regulatory deposit purposes; however, the source of theses deposits we classify as client CDARS is our existing and new client relationships and are, therefore, not traditional ‘brokered’ deposits. We also participate in a non-client CDARS program that is more like a traditional brokered deposit program in that we have as client relationships with the underlying depositor.

As a result of our efforts in executing the Plan in 2008, we experienced significant increases in total deposits over prior year levels with such growth led by non-interest bearing deposits increasing 138%, money market accounts increasing 76% and brokered deposits increasing 389%.

We utilized brokered deposits as a source of funding for the substantial growth in our loan portfolio during the year. Brokered deposits were $2.7 billion at December 31, 2008, up from $542.5 million at December 31, 2007. Our brokered deposits to total deposits ratio was 33% at December 31, 2008 and 14% at December 31, 2007. Brokered deposits at December 31, 2008 include $1.2 billion in CDARS deposits, of which we consider $679.0 million to be client related CDARS. As we attract new clients, loan volume tends to lead client deposit volume associated with those new relationships. We anticipate continuing our reliance on traditional brokered deposits to fund a portion of this growth. Long-term, as client deposits grow, we expect to reduce our reliance on traditional brokered deposits as a percentage of total deposits. We have issued certain brokered deposits with call option provisions, which provide us with the opportunity to redeem the certificates of deposits on a specified date prior to the contractual maturity date.

Public balances, denoting the funds held on account for municipalities and other public entities, are included as a part of our total deposits. We enter into specific agreements with certain public customers to pledge collateral, primarily securities, in support of the balances on account. They provide us with a more reliable, lower cost, short-term funding source than what is available through other wholesale alternatives. These relationships also provide numerous cross-sell and business referral opportunities. In 2008, we had public funds on account totaling $409.5 million, of which less than 30% were collateralized with securities. Year-to-year changes in balances are influenced by the tax collection activities of the various municipalities as well as the general level of interest rates.

Table 17
Scheduled Maturities of Brokered and Other Time Deposits

	Brokered	Other Time	Total
	(dollars in thousands)
Year ending December 31,
2009	$2,506,289	$1,471,925	$3,978,214
2010	15,431	67,694	83,125
2011	5,473	39,263	44,736
2012	45,762	14,550	60,312
2013	9,437	5,373	14,810
2014 and thereafter	72,376	209	72,585

Total	$2,654,768	$1,599,014	$4,253,782

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

Table 18
Short-Term Borrowings

	2008		2007		2006
	Amount	Rate(%)	Amount	Rate(%)	Amount	Rate(%)
	(dollars in thousands)
At year-end:
Securities sold under agreements to repurchase	$102,083	1.46	$11,044	2.30	$—	—
Federal funds purchased	200,000	0.36	226,000	4.13	100,000	5.36
Federal Home Loan Bank advances	218,002	2.50	38,016	4.67	23,031	4.46
Senior convertible notes	115,000	3.63	—	—	—	—
Credit facility and other borrowings	20,000	1.73	—	—	45,000	5.02

Total short-term borrowings	$655,085	1.86	$275,060	4.13	$168,031	5.15

Average for the year:
Securities sold under agreements to repurchase	$56,671	3.59	$8,955	2.59	$8,228	2.97
Federal funds purchased	103,778	2.10	64,398	5.06	60,969	5.08
Federal Home Loan Bank advances	112,750	3.20	34,500	4.75	41,220	3.82
Senior convertible notes	115,000	3.63	—	—	—	—
Credit facility and other borrowings	46,630	1.53	44,158	1.49	17,118	5.14

Total short-term borrowings	$434,829	2.92	$152,011	3.81	$127,535	4.54

Maximum month-end balance:
Securities sold under agreements to repurchase	$104,675		$10,240		$12,422
Federal funds purchased	300,000		226,000		207,000
Federal Home Loan Bank advances	218,002		39,000		122,849
Senior convertible notes	115,000		—		—
Credit facility and other borrowings	120,000		45,850		45,000

Total short-term borrowings	$857,677		$321,090		$387,271

Average short-term borrowings totaled $434.8 million, increasing $282.8 million from 2007 to 2008 following an increase of 24.5 million from 2006 to 2007. As a member of the FHLB system we make use of FHLB advances to fund our loan growth. As of December 31, 2008, short-term FHLB advances totaled $218.0 million increasing from $38.0 million at December 31, 2007. The weighted-average maturity for FHLB advances was 4.5 months at December 31, 2008 compared to 5.9 months as of December 31, 2007 and 8.1 months as of December 31, 2006. The maximum remaining availability totaled $45.5 million at December 31, 2008.

The 2008 increase in short-term borrowings is also due to the reclassification of our $115.0 million senior convertible notes from long-term debt to short-term as we may redeem or call all or a portion of the notes for cash on or after March 20, 2009, at a redemption price equal to 100% of the principal amount of the notes plus accrued and unpaid interest.

Contractual Obligations, Commitments, Off-Balance Sheet Risk, and Contingent Liabilities

Through our normal course of operations, we have entered into certain contractual obligations and other commitments. Such obligations generally relate to the funding of operations through deposits or debt issuances, as well as leases for premises and equipment. As a financial services provider, we routinely enter into commitments to extend credit. While contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process as all comparable loans we make.

The following table presents our significant fixed and determinable contractual obligations and significant commitments as of December 31, 2008 which are expected to come due and payable during the period specified. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

Table 19
Contractual Obligations, Commitments, Contingencies, and Off-Balance Sheet Items

	Financial	Payments Due In
	Statement			Three to
	Note	Less Than	One to	Five	Over Five
	Reference	One Year	Three Years	Years	Years	Total
	(amounts in thousands)
Deposits without a stated maturity	8	$3,742,674	$—	$—	$—	$3,742,674
Time deposits	8	1,471,927	106,956	19,923	208	1,599,014
Brokered deposits	8	2,506,288	20,905	55,199	72,376	2,654,768
Fed funds purchased and securities sold under agreement to repurchase	9	302,083	—	—	—	302,083
FHLB advances	9 and 10	218,002	204,000	40,000	10,000	472,002
Senior convertible notes and other borrowings	9	135,000	—	—	—	135,000
Long-term debt	10	—	—	—	364,793	364,793
Operating leases	6	9,582	19,371	19,369	66,780	115,102
Other obligations	—	25,546	6,559	3,694	1,431	37,230
Commitments to extend credit:
Home equity lines	19					149,845
All other commitments	19					2,950,498
Letters of credit:
Standby	19					201,767
Commercial	19					9,697

Our operating lease obligations represent short- and long-term lease and rental payments for facilities, equipment, and certain software or data processing. During 2008, we entered into a new lease at 120 S. LaSalle Street in downtown Chicago and moved our corporate headquarters to this space. Additionally, we added space in Lisle, Illinois to house our disaster recovery site for our Chicago area offices. We are currently planning to sublease some of our excess space during 2009.

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

Management of Capital

Stockholders’ equity increased to $605.2 million at December 31, 2008, an increase of $104.4 million from $500.8 million of stockholders’ equity at December 31, 2007 due primarily to two capital raising transactions that occurred during the second quarter 2008 as more fully described in Note 13 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.

On December 11, 2007, we sold 5.6 million shares of common stock, and 1,428.1 shares of a newly created class of nonvoting convertible preferred stock in a private placement offering. The convertible preferred shares have the same economic terms as our common stock in all material respects, except that the preferred shares have no voting rights. We used the proceeds from the sale of the shares for working capital and general corporate purposes, including the support of the Plan.

During the first quarter 2009, GTCR Golder Rauner, L.L.C., our largest institutional stockholder, indicated a willingness to convert its non-voting preferred shares into voting common shares. Any share conversion is subject to appropriate regulatory approval. The conversion, if it occurs, would improve our tangible common equity ratio by 50 basis points to approximately 5.0%.

On January 30, 2009, we sold 243,815 shares of a newly created class of senior preferred stock to the Treasury as part of the TARP CPP program, resulting in aggregate net proceeds of $243.8 million. We also issued to the Treasury a ten-year warrant to purchase up to 1.3 million shares of our common stock, or 15% of the aggregate dollar amount of senior preferred shares purchased by the Treasury, at an exercise price of $28.35 per share.

With the receipt of the TARP proceeds in the first quarter 2009, we believe we have significant regulatory capital to support our anticipated continued growth under the Plan in the near future, and, therefore, believe we do not need to currently raise additional capital. With the additional TARP capital infusion, we believe we can grow our loan portfolio at an annual rate of between $2 billion and $2.5 billion, and still remain well-capitalized based on our total risk-based capital ratio into the latter part of 2009. We will seek to raise additional capital when we believe market conditions are favorable to us and our stockholders, and will manage our growth based on our existing and anticipated capital availability. While we understand the market’s emphasis on our tangible common equity (“TCE”) ratio, which is only one of a number of performance ratios we use internally to measure our results of operation and financial condition, we believe our TCE ratio of approximately 4.5% at year-end 2008 is currently sufficient given the composition of our balance sheet and the proactive credit risk management actions we took in the fourth quarter of 2008.

Capital Measurements

A strong capital position relative to the capital adequacy rules that apply to us is crucial in maintaining investor confidence, accessing capital markets, and enabling us to take advantage of future profitable growth opportunities. Our Capital and Dividend Policy requires that we maintain capital ratios in excess of the minimum regulatory guidelines. It serves as an internal discipline in analyzing business risks and internal growth opportunities and sets targeted levels of return on equity. Under applicable regulatory capital adequacy guidelines, we are subject to various capital requirements set and administered by the federal banking agencies. These requirements specify minimum capital ratios, defined as Tier 1 and total capital as a percentage of assets and off-balance sheet items that have been weighted according to broad risk categories and a leverage ratio calculated as Tier 1 capital as a percentage of adjusted average assets. We have managed our capital ratios to consistently maintain such measurements in excess of the Board of Governors of the Federal Reserve System (“FRB”) minimum levels considered to be “well capitalized,” which is the highest capital category established.

The following table presents our consolidated measures of capital as of the dates presented and the capital guidelines established by the FRB to be categorized as “well capitalized” and do not reflect the impact of the $243.8 million in additional capital we received on January 30, 2009 from the Treasury under the TARP CPP program.

Table 20
Capital Measurements

					Excess Over
			Regulatory		Required
	December 31,		Minimum For		Minimums
	2008	2007	‘‘Well Capitalized”		at 12/31/08
	(dollars in thousands)
Regulatory capital ratios:
Total capital to risk-weighted assets	10.31%	14.20%	10.00%		$28,929
Tier 1 capital to risk-weighted assets	7.23%	11.39%	6.00%		113,863
Tier 1 leverage to average assets	7.16%	10.93%	5.00%		201,937
Other capital ratios:
Tangible common equity to tangible assets	4.48%	7.36%		(1)
Tangible equity to tangible assets	5.07%	8.20%		(2)
Tangible equity to risk-weighted assets	5.45%	9.24%		(2)
Total equity to total assets	6.03%	10.04%		(2)

(1)	Ratio is not subject to formal FRB regulatory guidance. Tangible common equity equals total equity less preferred stock, goodwill and other intangible assets, and tangible assets equals total assets less goodwill and other intangible assets.
(2)	Ratio is not subject to formal FRB regulatory guidance. Tangible equity equals total equity less goodwill and other intangible assets, and tangible assets equals total assets less goodwill and other intangible assets.

Our tangible equity to tangible assets ratio was 5.07% as of December 31, 2008, down from 8.20% as of December 31, 2007. The decrease in our capital ratios from December 31, 2007 to December 31, 2008 resulted primarily from the growth in assets attributed to the execution of our Plan and the loss we recorded for 2008.

As of December 31, 2008, $192.5 million of outstanding Junior Subordinated deferrable interest Debentures held by trusts that issued guaranteed capital debt securities (“Debentures”) are included in Tier 1 capital. The Tier 1 qualifying amount is limited to 25% of Tier 1 capital under FRB regulations. For a full description of our Debentures and contingent convertible senior notes, refer to Notes 10 and 11 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.

For further details of the regulatory capital requirements and ratios as of December 31, 2008 and 2007, for the Company and the Banks, refer to Note 18 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.

Dividends

We declared dividends of $0.075 per common share in fourth quarter 2008. Based on the closing stock price at December 31, 2008 of $32.46, the annualized dividend yield on our common stock was 0.92%. Our ability to increase common stock dividends is subject to the applicable restrictions of the CPP relating to the sale of the preferred stock from the TARP program, which occurred on January 30, 2009. Please refer to 2008 Emergency Economic Stabilization Act in Supervision and Regulation of Item 1 of this Form 10-K and “Recent Developments” commencing on page 33 for additional discussion of the Capital Purchase and TARP programs.

The dividend payout ratio, which represents the percentage of dividends declared to stockholders to earnings per share, was (10.5%) for 2008 and 59.8% for 2007. The dividend payout ratio has averaged approximately 16.9% for the past five years.

Stock Repurchase Program

From time to time we may choose to repurchase our common stock. Under our current repurchase program, the maximum number of shares remaining that may be repurchased is 286,800 as of December 31, 2008, exclusive of shares we reacquire in payment of the exercise price of stock option and/or withholding taxes in connection with the exercise of stock options or vesting of restricted shares. During 2008 we repurchased 110,643 shares with a value of $33.66 per share with all repurchases associated with shares submitted in satisfaction of taxes and/or price of equity awards.

Our ability to repurchase shares of our common stock is subject to the applicable restrictions of the CPP following the sale of the preferred stock to the Treasury from the TARP program. Please refer to 2008 Emergency Economic Stabilization Act in Supervision and Regulation of Item 1 of this Form 10-K and “Recent Developments” commencing on page 33 for additional discussion of the CPP and TARP programs.

In connection with restrictions on stock repurchases as part of the CPP, we terminated our repurchase program on February 26, 2009. The restrictions on repurchases will not affect our ability to repurchase shares in connection with the administration of our employee benefit plans as such transactions are in the ordinary course and consistent with our past practice.

Market and Interest Rate Risk

We are exposed to market risk from changes in interest rates that could affect our results of operations and financial condition. We manage our exposure to these market risks through our regular operating and financing activities. We have used derivatives in past years as an interest rate risk management tool and may use such instruments in the future; however we currently do not have any such instruments on our consolidated balance sheet.

Changes in market rates give us the opportunity to make changes to our investment security portfolio as part of the implementation of our asset liability management strategies. Our net interest margin decreased to 2.75% during 2008, as compared to 3.17% at December 31, 2007. During 2008, our interest earning asset yields declined more quickly than our costs on wholesale funds, short-term borrowings and deposits due to the decline in short term LIBOR rates and Prime during the year. Approximately 37% of the loan portfolio is indexed to the prime rate of interest, 37% of the loan portfolio is indexed to LIBOR, and another 6% of the total loan portfolio, otherwise adjusts with other short-term interest rates.

While in 2008 we have more actively managed our interest rate risk position through increased fixed rate investment securities, and shortened wholesale funding maturities as compared to 2007, we do not foresee or expect any significant changes in our exposure to interest rate fluctuations. We will continue to consider the use of interest rate swaps in the future depending on changes in market rates of interest and our balance sheet structure to further mange our position.

Liquidity Risk Management

The objectives of liquidity risk management are to ensure that we can meet our cash flow requirements, capitalize on business opportunities in a timely and cost effective manner and satisfy regulatory guidelines for liquidity imposed by bank regulators. Liquidity management involves forecasting funding requirements and maintaining sufficient capacity to meet our clients’ needs and accommodate fluctuations in asset and liability levels due to changes in our business operations or unanticipated events. Liquidity is secured by managing the mix of items on the balance sheet and expanding potential sources of liquidity.

We manage liquidity at two levels: at the holding company level and at the bank subsidiary level. The management of liquidity at both levels is essential because the holding company and banking subsidiaries each have different funding needs and sources. Liquidity management is guided by policies formulated and monitored by our senior management and the banks’ asset/liability committees, which take into account the marketability of assets, the sources and stability of funding market conditions, the level of unfunded commitments and potential future loan growth.

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

During 2008, we applied for and received access to a line of credit from the Federal Reserve discount window. As of December 31, 2008 The PrivateBank – Chicago had approximately $2.6 billion in borrowing capacity available, and had none outstanding. Since year end 2008, we have made routine use of the Federal Reserve discount window as a short-term funding source in order to supplement higher costing brokered deposits.

Our bank subsidiaries’ principal sources of funds are client deposits, wholesale market-based borrowings and capital contributions by the Company. The bank subsidiaries also relied on large institutional deposits as a key funding source in 2008. Our bank subsidiaries’ principal uses of funds include funding growth in the core asset portfolios, including loans, and to a lesser extent, our investment portfolio, which is used primarily to manage interest rate and liquidity risk. The primary sources of funding for the holding company include dividends received from its bank subsidiaries, and proceeds from the issuance of senior, subordinated and convertible debt, as well as equity. Primary uses of funds for the parent company include repayment of maturing debt, share repurchases, dividends paid to stockholders, interest paid to our debt holders and subsidiary funding through capital and/or debt.

Our client deposits, the most stable source of liquidity due to the nature of long-term relationships generally established with our clients, are available to provide long-term liquidity for our bank subsidiaries. At December 31, 2008, 60.0% of our total assets were funded by client deposits, compared to 64.5% at December 31, 2007. Client deposits for purposes of this ratio are defined to include all deposits less traditional brokered deposits and non-client CDARS. Time deposits are included as client deposits since these deposits have historically not been volatile deposits for us.

While we first look toward internally generated deposits as a funding source, we continue to utilize wholesale funding sources, including brokered deposits, in order to enhance liquidity and to fund our loan growth. In 2009, we expect to continue to rely on brokered deposits as an alternative method of funding growth. Our asset/liability management policy currently limits our use of brokered deposits excluding reciprocal CDARS to levels no more than 40% of total deposits, and brokered deposits to levels no more than 50% of total deposits. We do not expect these threshold limitations to limit our ability to implement our Plan. Brokered deposits increased to 33% of total deposits at December 31, 2008, compared to 14% of total deposits at December 31, 2007.

Liquid assets refer to cash on hand, federal funds sold, as well as available-for-sale securities. Net liquid assets represent the sum of the liquid asset categories less the amount of assets pledged to secure public funds and certain deposits that require collateral. At December 31, 2008, net liquid assets at the bank subsidiaries were $713.1 million at December 31, 2008, $219.3 million at December 31, 2007 and $229.5 million at December 31, 2006.

Net cash inflows provided by operations were $45.4 million for the year ended December 31, 2008 compared to $48.7 million for the year ended December 31, 2007. Net cash outflows from investing activities were $4.9 billion for the year ended December 31, 2008, compared to $735.1 million for prior year. Cash inflows from financing activities for the year ended December 31, 2008 were $5.0 billion compared to a net inflow of $671.6 million in 2007.

In the event of short-term liquidity needs, each of the banks may purchase federal funds from correspondent banks. At December 31, 2008, our total availability of overnight fed funds borrowings was $371.0 million, of which we had $200.0 million outstanding. Our total availability of overnight fed funds borrowings is not a committed line of credit, and is dependent upon lender availability. In addition, we have a senior credit facility consisting of a $20 million revolving credit line at the holding company and $120 million in subordinated debt capacity at The PrivateBank – Chicago. At December 31, 2008, we had drawn on each of the senior and subordinated debt facilities to the maximum amount. We utilize these credit facilities from time to time for general business purposes.

During the third quarter of 2008 we entered into a $20.0 million senior debt facility agreement with a group of lenders (the “Bank Group”). Borrowings under the agreement at December 31, 2008 were considered “Eurodollar Borrowings” with interest charged based on three month LIBOR plus 1.25%. At December 31, 2008 the interest rate was 1.73%. The credit facility matures on September 25, 2009, but may be prepaid at any time prior to that date without penalty. The debt facility agreement provides for certain financial covenants. At December 31, 2008 we were in compliance with all but three of the financial covenants: maintaining an allowance for loan losses of at least 75% of nonperforming assets, maintaining a ratio of nonperforming assets to total assets and other real estate owned no greater than 1.75%, and maintaining a double leverage ratio no greater than 1.50. We were not in compliance due to the unusually large credit quality management actions taken in the fourth quarter 2008. Effective February 13, 2009, the Bank Group waived our compliance with such covenants as of December 31, 2008 and amended the facility agreement to, among other things, modify two of the three financial covenants and re-price the Eurodollar Borrowings at LIBOR plus 2.00%

In March 2007, we issued $115.0 million in principal amount of senior convertible notes. The notes bear interest at the annual rate of 3.625%, payable semi-annually in arrears on March 15 and September 15 of each year beginning September 15, 2007. The notes will mature on March 15, 2027, unless earlier redeemed, repurchased or converted. We may redeem or call all or a portion of the notes for cash on or after March 20, 2009, at a redemption price equal to 100% of the principal amount of the notes plus accrued and unpaid interest. Before March 20, 2009, the Notes are not redeemable or callable. Conversely, each noteholder has the right to require us to repurchase all or a portion of its notes on specified dates at a price equal to 100% of the principal amount of the notes plus accrued and unpaid interest. The specified dates are: March 15, 2009, June 15, 2009, September 15, 2009, December 15, 2009, March 15, 2010, March 15, 2012, March 15, 2017, and March 15, 2022. Based on the coupon rate of the notes relative to market interest rates for long-term bonds and the contacts some noteholders have made with us expressing their interest in redeeming their notes for cash, we expect many, if not all, of the noteholders will exercise their put right on March 15, 2009 and require us to repurchase their notes. We believe we have adequate liquidity at the holding company level to meet this potential repurchase obligation.

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

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with GAAP and are consistent with predominant practices in the financial services industry. Critical accounting policies are those policies that management believes are the most important to our financial position and results of operations. Application of critical accounting policies requires management to make estimates, assumptions, and judgments based on information available as of the date of the financial statements that affect the amounts reported in the financial statements and accompanying notes. Future changes in information may affect these estimates, assumptions, and judgments, which, in turn, may affect amounts reported in the financial statements.

We have numerous accounting policies, of which the most significant are presented in Note 1 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K. These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has determined that our accounting policies with respect to the allowance for loan losses, goodwill and intangible assets, and income taxes are the accounting areas requiring subjective or complex judgments that are most important to our financial position and results of operations, and, as such, are considered to be critical accounting policies, as discussed below.

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

Management adjusts the allowance for loan losses by recording a provision for loan losses in an amount sufficient to maintain the allowance at the level determined appropriate. Loans are charged-off when deemed to be uncollectible by management. We believe that the allowance for loan losses is adequate to provide for estimated probable credit losses inherent in our loan portfolio. The allowance for loan losses as a percentage of total loans was 1.40% as of December 31, 2008, compared to 1.17% at December 31, 2007.

Goodwill and Intangible Assets

Goodwill represents the excess of purchase price over the fair value of net assets acquired using the purchase method of accounting. Other intangible assets represent purchased assets that also lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset, or liability. We test goodwill at least annually for impairment or more often if events or circumstances indicate that there may be impairment. Impairment losses on recorded goodwill, if any, will be recorded as operating expenses.

Goodwill is “pushed down” to business segments at acquisition. Fair values of reporting units are determined using either market-based valuation multiples for comparable businesses if available, or discounted cash flow analyses based on internal financial forecasts. If the fair value of a reporting unit exceeds its net book value, goodwill is considered not to be impaired. No impairment was identified as a result of the testing performed during 2008 or 2007.

Identified intangible assets that have a finite useful life are amortized over that life in a manner that reflects the estimated decline in the economic value of the identified intangible asset and are subject to impairment testing whenever events or changes in circumstances indicate that the carrying value may not be recoverable. All of the other intangible assets have finite lives which are amortized over varying periods not exceeding 15 years and include core deposit premiums that use an accelerated method of amortization and client relationship intangibles and assembled workforce which are amortized on a straight line basis.

For additional information of goodwill by business segment, see Note 7 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.

Income Taxes

The determination of income tax expense or benefit, and the amounts of current and deferred income tax assets and liabilities are based on a complex analyses of many factors, including interpretation of Federal and state income tax laws, current financial accounting standards, the difference between tax and financial reporting bases of assets and liabilities (temporary differences), assessments of the likelihood that the reversals of deferred deductible temporary differences will yield tax benefits and estimates of reserves required for tax uncertainties.

We are subject to the federal income tax laws of the United States, and the tax laws of the states and other jurisdictions where we conduct business. We periodically undergo examination by various governmental taxing authorities. Such agencies may require that changes in the amount of tax expense be recognized when their interpretations of tax law differ from those of management, based on their judgments about information available to them at the time of their examinations. There can be no assurance that future events, such as court decisions, new interpretations of existing law or positions by federal or state taxing authorities, will not result in tax liability amounts that differ from our current assessment of such amounts, the impact of which could be significant to future results.

Temporary differences may give rise to deferred tax assets, which are recorded on our Consolidated Statements of Financial Condition as deferred tax assets. We assess the likelihood that deferred tax assets will be realized in future periods based on weighing both positive and negative evidence and establish a valuation allowance for those deferred tax assets for which recovery is unlikely, based on a standard of “more likely” than not. In making this assessment, we must make judgments and estimates regarding the ability to realize these assets through: (a) the future reversal of existing taxable temporary differences, (b) future taxable income, (c) the possible application of future tax planning strategies, and (d) carryback to taxable income in prior years. We have not established a valuation allowance relating to our deferred tax assets at December 31, 2008. However, there is no guarantee that the tax benefits associated with these deferred tax assets will be fully realized. We have concluded, as of December 31, 2008, that it is more likely than not that such tax benefits will be realized.

In the preparation of income tax returns, tax positions are taken based on interpretation of federal and state income tax laws for which the outcome of such positions may not be certain. We periodically review and evaluate the status of uncertain tax positions and may establish tax reserves for estimates of amounts that may ultimately be due or owed (including interest). These estimates may change from time to time based on our evaluation of developments subsequent to the filing of the income tax return, such as tax authority audits, court decisions or other tax law interpretations. There can be no assurance that any tax reserves will be sufficient to cover tax liabilities that may ultimately be determined to be owed. We had no tax reserves established relating to uncertain tax positions at December 31, 2008.

For additional discussion of income taxes, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 1 and 16 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a continuing part of our financial strategy, we attempt to manage the impact of fluctuations in market interest rates on our net interest income. This effort entails providing a reasonable balance between interest rate risk, credit risk, liquidity risk and maintenance of yield. Our asset/liability management policy is established by the business risk committee of our Board of Directors and is monitored by management. Our asset/liability management policy sets standards within which we are expected to operate. These standards include guidelines for exposure to interest rate fluctuations, liquidity, loan limits as a percentage of funding sources, exposure to correspondent banks and brokers, and reliance on non-core deposits. The policy also states our reporting requirements to our Board of Directors. The investment policy complements the asset/liability management policy by establishing criteria by which we may purchase securities. These criteria include approved types of securities, brokerage sources, terms of investment, quality standards, and diversification.

One way to estimate the potential impact of interest rate changes on our income statement is a gap analysis. The gap represents the net position of assets and liabilities subject to re-pricing in specified time periods. During any given time period, if the amount of rate sensitive liabilities exceeds the amount of rate sensitive assets, a company would generally be considered negatively gapped and would benefit from falling rates over that period of time. Conversely, a positively gapped company would generally benefit from rising rates.

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

Interest rate changes do not affect all categories of assets and liabilities equally or simultaneously. There are other factors that are difficult to measure and predict that would influence the effect of interest rate fluctuations on our consolidated income statement.

The following tables present the estimated interest rate sensitivity and periodic and cumulative gap positions calculated as of December 31, 2008 and 2007.

Analysis of Rate Sensitive Assets and Liabilities

	Year ended December 31, 2008
	0-90	91-365	1-5	Over 5
	days	days	years	years	Total
	(dollars in thousands)
Interest-Earnings Assets
Fed funds sold	$4,542	$—	$—	$—	$4,542
Securities	59,630	215,478	738,251	376,440	1,389,799
FHLB stock	23,663	—	—	—	23,663
Net loans	6,074,990	703,018	1,103,355	42,771	7,924,134

Total interest-earning assets	$6,162,825	$918,496	$1,841,606	$419,211	$9,342,138

Interest-Bearing Liabilities
Interest-bearing demand deposits	$—	$—	$—	$232,099	$232,099
Savings deposits	15,644	—	—	—	15,644
Money market accounts	2,783,239	—	—	—	2,783,239
Brokered deposits	1,507,236	1,000,566	74,590	72,376	2,654,768
Time deposits	816,411	655,515	126,880	208	1,599,014
Borrowed funds	738,332	70,000	465,545	—	1,273,877

Total interest-bearing liabilities	$5,860,862	$1,726,081	$667,015	$304,683	$8,558,641

Cumulative
Rate sensitive assets (RSA)	$6,162,825	$7,081,321	$8,922,927	$9,342,138
Rate sensitive liabilities (RSL)	5,860,862	7,586,943	8,253,958	8,558,641
GAP (GAP = RSA − RSL)	301,963	(505,622)	668,969	783,497
RSA/RSL	105.15%	93.34%	108.10%	109.15%
RSA to total assets	61.38%	70.53%	88.87%	93.04%
RSL to total assets	58.37%	75.56%	82.21%	85.24%
GAP to total assets	3.01%	(5.04)%	6.66%	7.80%
GAP to total RSA	3.23%	(5.41)%	7.16%	8.39%

	Year ended December 31, 2007
	0-90	91-365	1-5	Over 5
	days	days	years	years	Total
Interest-Earnings Assets
Fed funds sold	$5,745	$—	$—	$—	$5,745
Securities	27,255	77,634	219,894	205,101	529,884
FHLB stock	7,700	—	—	—	7,700
Net loans	2,557,201	438,585	1,058,869	74,249	4,128,904

Total interest-earning assets	$2,597,901	$516,219	$1,278,763	$279,350	$4,672,233

Interest-Bearing Liabilities
Interest-bearing demand deposits	$7	$—	$—	$157,754	$157,761
Savings deposits	12,309	—	—	—	12,309
Money market accounts	1,581,863	—	—	—	1,581,863
Brokered deposits	581,687	458,874	126,937	193	1,167,691
Time deposits	165,059	226,334	68,078	82,999	542,470
Borrowed funds	249,307	35,000	285,785	91,750	661,842

Total interest-bearing liabilities	$2,590,232	$720,208	$480,800	$332,696	$4,123,936

Cumulative
Rate sensitive assets (RSA)	$2,597,901	$3,114,120	$4,392,883	$4,672,233
Rate sensitive liabilities (RSL)	2,590,232	3,310,440	3,791,240	4,123,936
GAP (GAP = RSA − RSL)	7,669	(196,320)	601,643	548,297
RSA/RSL	100.30%	94.07%	115.87%	113.30%
RSA to total assets	52.06%	62.40%	88.03%	93.63%
RSL to total assets	51.91%	66.34%	75.97%	82.64%
GAP to total assets	0.15%	(3.93)%	12.06%	10.99%
GAP to total RSA	0.16%	(4.20)%	12.88%	11.74%

Our primary way of estimating the potential impact of interest rate changes on our income statement is through the use of a simulation model based on our interest-earning asset and interest-bearing liability portfolios, assuming the size of these portfolios remains constant throughout the twelve month measurement period. The simulation assumes that assets and liabilities accrue interest on their current pricing basis. Assets and liabilities then re-price based on current terms and remain at that interest rate through the end of the measurement period. The model attempts to illustrate the potential change in net interest income if the foregoing occurred. The following table shows the estimated impact of an immediate change in interest rates as of December 31, 2008 and December 31, 2007.

Analysis of Net Interest Income Sensitivity

	Immediate Change in Rates
	−50	+50	+100	+200	+300
	(dollars in thousands)
December 31, 2008:
Dollar change	$(3,164)	$3,446	$6,417	$11,894	$18,213
Percent change	(1.6)%	1.8%	3.3%	6.1%	9.3%
December 31, 2007:
Dollar change	$(2,471)	$1,825	$$3,735	7,414	$10,927
Percent change	(2.1)%	1.5%	3.2%	6.3%	9.2%

The estimated impact to our net interest income over a one year period is reflected in dollar terms and percentage change. As an example, this table shows that if there had been an instantaneous parallel shift in the yield curve of +100 basis points on December 31, 2008, net interest income would increase by $6.4 million or 3.3% over a one-year period, as compared to a net interest income increase of $3.7 million or 3.2%if there had been an instantaneous parallel shift of +100 basis points at December 31, 2007.

Changes in the effect on net interest income at December 31, 2008, compared to December 31, 2007 are due to the timing and nature of the re-pricing of rate sensitive assets to rate sensitive liabilities within the one year time frame. While the percent of net interest income is relatively consistent across the rate scenarios, the absolute dollar impact has increased in each scenario due to increases in our interest-earning asset and interest-bearing liability portfolios. During 2008, the growth in our fixed rate bond portfolio offset some of the interest rate exposure resulting from the strong floating rate loan growth. To further match the re-pricing characteristics of our floating rate loan portfolio, management continued to focus on short term or floating rate wholesale funding including brokered deposits, repurchase agreements, FHLB advances and federal funds purchased. As the absolute level of short-term rates has dropped during 2007, more of our loans are approaching or hitting their floors, which has the result of moderating further rate sensitivity in falling rates.

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

We continue to monitor our gap and rate shock reports to detect changes to our exposure to fluctuating rates. We have the ability to shorten or lengthen maturities on newly acquired assets, purchase or sell investment securities, or seek funding sources with different maturities in order to change our asset and liability structure for the purpose of mitigating the effect of interest rate risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders PrivateBancorp, Inc.:

We have audited the accompanying consolidated statements of financial condition of PrivateBancorp, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of PrivateBancorp, Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PrivateBancorp, Inc. and subsidiaries as of December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PrivateBancorp, Inc’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2009 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Chicago, Illinois
March 2, 2009

PRIVATEBANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Amounts in thousands, except per share data)

	December 31,
	2008	2007

Assets
Cash and due from banks	$131,848	$51,331
Federal funds sold and other short-term investments	98,387	13,220
Mortgages held for sale	17,082	19,358
Securities available-for-sale, at fair value	1,425,564	526,271
Non-marketable equity investments	27,213	12,459
Loans, net of unearned fees	8,036,807	4,177,795
Allowance for loan losses	(112,672)	(48,891)

Net loans	7,924,135	4,128,904

Other real estate owned	23,823	9,265
Premises, furniture, and equipment, net	34,201	25,600
Accrued interest receivable	34,282	24,144
Investment in bank owned life insurance	45,938	44,129
Goodwill	95,045	93,341
Derivative assets	74,570	720
Other assets	108,654	41,463

Total assets	$10,040,742	$4,990,205

Liabilities
Demand deposits:
Non-interest-bearing	$711,693	$299,043
Interest-bearing	232,099	157,761
Savings deposits and money market accounts	2,798,882	1,594,172
Brokered deposits	2,654,768	542,470
Other time deposits	1,599,014	1,167,692

Total deposits	7,996,456	3,761,138
Short-term borrowings	655,085	275,060
Long-term debt	618,793	386,783
Accrued interest payable	37,809	16,134
Derivative liabilities	76,068	700
Other liabilities	51,299	49,597

Total liabilities	9,435,510	4,489,412

Stockholders’ Equity
Preferred stock, no par value; authorized 1 million shares; issued and outstanding:
2008-1,900 shares, 2007-1,400 shares	58,070	41,000
Common stock, $1.00 stated value; authorized: 2008-89.0 million shares, 2007-39.0 million shares; issued: 2008-34,043,000 shares, 2007-28,439,000 shares; outstanding: 2008-33,568,000 shares, 2007-28,075,000 shares	32,468	27,225
Treasury stock, at cost: 2008-475,000 shares; 2007-364,000 shares	(17,285)	(13,559)
Additional paid-in capital	480,529	311,989
Retained earnings	23,882	126,204
Accumulated other comprehensive income, net of tax	27,568	7,934

Total stockholders’ equity	605,232	500,793

Total liabilities and stockholders’ equity	$10,040,742	$4,990,205

See accompanying notes to consolidated financial statements.

PRIVATEBANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)

	Years Ended December 31,
	2008	2007	2006

Interest Income
Loans, including fees	$367,104	$282,979	$228,816
Federal funds sold and other short-term investments	1,145	1,011	722
Securities:
Taxable	28,657	14,584	17,776
Exempt from Federal income taxes	8,477	9,350	9,997

Total interest income	405,383	307,924	257,311

Interest Expense
Interest-bearing deposits	1,515	1,959	1,744
Savings deposits and money market accounts	48,880	68,446	55,193
Brokered and other time deposits	126,316	83,640	65,474
Short-term borrowings	12,239	8,474	8,170
Long-term debt	24,676	17,283	9,256

Total interest expense	213,626	179,802	139,837

Net interest income	191,757	128,122	117,474
Provision for loan losses	189,579	16,934	6,836

Net interest income after provision for loan losses	2,178	111,188	110,638

Non-interest Income
The PrivateWealth Group	16,968	16,188	13,855
Mortgage banking	4,158	4,528	3,339
Capital markets products	11,049	—	—
Treasury management	2,369	950	995
Bank owned life insurance	1,809	1,656	1,613
Banking and other services	4,453	2,604	3,734
Net securities gains (losses)	510	348	(374)

Total non-interest income	41,316	26,274	23,162

Non-interest Expense
Salaries and employee benefits	116,678	71,219	43,930
Net occupancy expense	17,098	13,204	9,755
Technology and related costs	5,576	4,206	3,316
Marketing	10,395	6,099	4,291
Professional services	16,450	11,876	6,813
Investment manager expenses	3,299	3,432	2,665
Net foreclosed property expenses	6,217	2,229	8
Supplies and printing	1,392	1,084	932
Postage, telephone, and delivery	2,226	1,706	1,359
Insurance	7,408	1,937	1,319
Amortization of intangibles	1,164	966	628
Other expenses	8,222	4,451	4,050

Total non-interest expense	196,125	122,409	79,066

Minority interest expense	309	363	330
(Loss) income before income taxes	(152,940)	14,690	54,404

Income tax (benefit) provision	(60,839)	2,883	16,558

Net (loss) income	(92,101)	11,807	37,846
Preferred stock dividends	546	107	—

Net (loss) income available to common stockholders	$(92,647)	$11,700	$37,846

Net Earnings Per Common Share Data
Basic	$(3.13)	$0.54	$1.83
Diluted	$(3.13)	$0.53	$1.76
Weighted-average shares outstanding	29,553	21,572	20,630
Weighted-average diluted shares outstanding	29,553	22,286	21,494

See accompanying notes to consolidated financial statements.

PRIVATEBANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Amounts in thousands, except per share data)

						Accumulated
				Additional		Other
	Preferred	Common	Treasury	Paid-in	Retained	Comprehensive
	Stock	Stock	Stock	Capital	Earnings	Income	Total

Balance at January 1, 2006	$—	$20,492	$(2,728)	$122,157	$88,794	$7,434	$236,149
Comprehensive Income:
Net income	—	—	—	—	37,846	—	37,846
Other comprehensive income	—	—	—	—	—	(1,563)	(1,563)

Total comprehensive income							36,283
Dividends declared ($0.24 per share)	—	—	—	—	(5,101)	—	(5,101)
Issuance of common stock	—	933	—	25,485	—	—	26,418
Purchase of treasury stock	—	56	(2,526)	550	—	—	(1,920)
Share-based compensation expense	—	—	—	4,344	—	—	4,344
Excess tax benefit	—	—	—	951	—	—	951

Balance at December 31, 2006	—	21,481	(5,254)	153,487	121,539	5,871	297,124
Comprehensive Income:
Net income	—	—	—	—	11,807	—	11,807
Other comprehensive income	—	—	—	—	—	2,063	2,063

Total comprehensive income							13,870
Common dividends declared ($0.30 per share)	—	—	—	—	(7,035)	—	(7,035)
Preferred dividend declared	—	—	—	—	(107)	—	(107)
Issuance of common stock	—	5,699	—	150,278	—	—	155,977
Issuance of preferred stock	41,000	—	—	—	—	—	41,000
Purchase of treasury stock	—	45	(8,305)	592	—	—	(7,668)
Share-based compensation expense	—	—	—	7,350	—	—	7,350
Excess tax benefit	—	—	—	282	—	—	282

Balance at December 31, 2007	41,000	27,225	(13,559)	311,989	126,204	7,934	500,793
Comprehensive Income:
Net loss	—	—	—	—	(92,101)	—	(92,101)
Other comprehensive income	—	—	—	—	—	19,634	19,634

Total comprehensive loss							(72,467)
Common dividends declared ($0.30 per share)	—	—	—	—	(9,675)	—	(9,675)
Preferred dividends declared	—	—	—	—	(546)	—	(546)
Issuance of common stock	—	5,243	—	147,671	—	—	152,914
Issuance of preferred stock	17,070	—	—	—	—	—	17,070
Purchase of treasury stock	—	—	(3,726)	—	—	—	(3,726)
Share-based compensation expense	—	—	—	18,804	—	—	18,804
Excess tax benefit	—	—	—	2,065	—	—	2,065

Balance at December 31, 2008	$58,070	$32,468	$(17,285)	$480,529	$23,882	$27,568	$605,232

See accompanying notes to consolidated financial statements.

PRIVATEBANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Years Ended December 31,
	2008	2007	2006

Operating Activities
Net (loss) income	$(92,101)	$11,807	$37,846
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	189,579	16,934	6,836
Depreciation of premises, furniture, and equipment	5,280	3,924	4,080
Net (accretion) amortization of (discount) premium on securities	10	922	1,397
Net (gains) losses on securities	(510)	(348)	374
Net gains on sales of other real estate owned	4,878	1,705	—
Bank owned life insurance income	(1,809)	(1,656)	(1,613)
Increase (decrease) in deferred loan fees	17,626	917	(738)
Share-based compensation expense	19,692	7,350	4,344
Net increase in deferred income taxes	(36,147)	(8,003)	(13,453)
Net amortization of other intangibles	1,164	966	628
Net decrease (increase) in mortgage loans held for sale	2,276	(4,844)	(9,245)
Correction of Lodestar goodwill	(1,704)	—	—
Fair market value adjustments on derivatives	1,518	(20)	(64)
Net increase in accrued interest receivable	(10,138)	(654)	(5,626)
Net increase in accrued interest payable	21,675	62	7,304
Net (increase) decrease in other assets	(76,433)	(12,545)	20,880
Net increase (decrease) in other liabilities	539	32,146	(25,851)

Net cash used in operating activities	45,395	48,663	27,099

Investing Activities
Securities:
Proceeds from maturities, repayments, and calls	97,724	83,976	105,711
Proceeds from sales	55,011	13,678	108,267
Purchases	(1,022,061)	(140,176)	(114,418)
Redemption of FHLB stock	—	—	138,506
Net increase in loans	(4,002,207)	(684,496)	(690,031)
Purchases of premises, furniture, and equipment	(13,881)	(8,111)	(12,900)
Acquisitions, net of cash acquired	—	—	(20,438)

Net cash (used in) investing activities	(4,885,414)	(735,129)	(485,303)

Financing Activities
Net increase in deposit accounts	4,235,275	210,076	541,794
Proceeds from the issuance of debt	985,358	518,380	259,193
Repayment of debt	(373,309)	(239,283)	(320,930)
Proceeds from the issuance of preferred stock	17,070	41,000	—
Proceeds from the issuance of common stock	149,646	154,607	—
Purchases of treasury stock	(3,726)	(8,305)	(2,526)
Cash dividends paid	(9,944)	(7,142)	(5,101)
Exercise of stock options and restricted share activity	3,268	2,005	1,864
Excess tax benefit related to share-based compensation	2,065	282	1,438

Net cash provided by financing activities	5,005,703	671,620	475,732

Net increase (decrease) in cash and cash equivalents	165,684	(14,846)	17,528
Cash and cash equivalents at beginning of year	64,551	79,397	61,869

Cash and cash equivalents at end of year	$230,235	$64,551	$79,397

Cash paid during year for:
Interest	191,951	179,740	132,533
Income taxes	5,220	13,725	30,534

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations—PrivateBancorp, Inc. (“PrivateBancorp” or the “Company”) was organized as a Delaware corporation in 1989 to serve as the holding company for The PrivateBank and Trust Company (“PrivateBank—Chicago”), a de novo bank. We completed our initial public offering in June of 1999 and currently have four bank subsidiaries (the “Banks”) that operate through 23 offices in Atlanta, Chicago, Cleveland, Denver, Des Moines, Detroit, Kansas City, Milwaukee, Minneapolis, and St. Louis metropolitan areas. PrivateBancorp, through its PrivateBank subsidiaries, provides distinctive, highly personalized financial services to a growing array of successful middle market privately-held and public businesses, affluent individuals, wealthy families, professionals, entrepreneurs and real estate investors. We deliver a sophisticated suite of tailored credit and noncredit solutions, including lending, treasury management, investment products, capital markets products, and wealth management and trust services to meet our clients’ commercial and personal needs. Our clients also have access to mortgage loans offered through The PrivateBank Mortgage Company, a subsidiary of PrivateBancorp.

Principles of Consolidation—The accompanying consolidated financial statements include the accounts and results of operations of the Company and its wholly owned subsidiaries after elimination of all significant intercompany accounts and transactions. Assets held in a fiduciary or agency capacity are not assets of the subsidiaries and, accordingly, are not included in the consolidated financial statements.

Basis of Presentation—Certain reclassifications have been made to prior year amounts to conform to the current year presentation. For purposes of the Consolidated Statements of Cash Flows, management has defined cash and cash equivalents to include cash and due from banks, federal funds sold, and other short-term investments. Generally, federal funds are sold for one-day periods, but not longer than 30 days. Short-term investments generally mature in less than 30 days. We use the accrual basis of accounting for financial reporting purposes.

Use of Estimates—The accounting and reporting policies of the Company and its subsidiaries conform to U.S. generally accepted accounting principles (“U.S. GAAP”) and general practice within the banking industry. The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The following is a summary of the significant accounting policies adhered to in the preparation of the consolidated financial statements.

Business Combinations—Business combinations are accounted for under the purchase method of accounting. Under the purchase method, assets and liabilities of the business acquired are recorded at their estimated fair value as of the date of acquisition, with any excess of the cost of the acquisition over the fair value of the net tangible and identifiable intangible assets acquired recorded as goodwill. Results of operations of the acquired business are included in the Consolidated Statements of Income from the effective date of acquisition.

Securities—We determine the appropriate classification for securities at the time of purchase. Available-for-sale securities are intended to be invested for an indefinite period but may be sold in response to events we expect to occur in the foreseeable future. Available-for-sale securities are carried at fair value with unrealized gains and losses, net of related deferred income taxes, recorded in stockholders’ equity as a separate component of other comprehensive income.

All other securities are classified as non-marketable equity securities and are stated at cost. Non-marketable securities include certain investments in Community Reinvestment Act-qualified investments, Federal Reserve Bank Stock and Federal Loan Bank Stock (“FHLB”).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The historical cost of debt securities is adjusted for amortization of premiums and accretion of discounts over the estimated life of the security, using the level-yield method. In determining the estimated life of a mortgage-backed security, certain judgments are required as to the timing and amount of future principal prepayments. These judgments are made based on the actual performance of the underlying security and the general market consensus regarding changes in mortgage interest rates and underlying prepayment estimates. Amortization of premium and accretion of discount are included in interest income from the related security.

Purchases and sales of securities are recognized on a trade date basis. Realized securities gains or losses are reported in securities gains (losses), net in the Consolidated Statements of Income. The cost of securities sold is based on the specific identification method. On a quarterly basis, we make an assessment to determine whether there have been any events or circumstances to indicate that a security for which there is an unrealized loss is impaired on an other-than-temporary basis. We consider many factors including the severity and duration of the impairment; the intent and ability of the Company to hold the security for a period of time sufficient for a recovery in value; recent events specific to the issuer or industry; and for debt securities, external credit ratings and recent downgrades. Securities for which there is an unrealized loss that is deemed to be other-than-temporary are written down to fair value with the write-down recorded as a realized loss and included in securities gains (losses), net.

Loans Held for Sale—Loans originated and intended for sale in the secondary market are classified as held for sale and reported at the lower of aggregate cost or market value, with unrealized losses, if any, recorded by a charge to income. Fair value is determined based on quoted market rates or, in the case where a firm commitment has been made to sell the loan, the firm committed price. Gains and losses on the disposition of loans held for sale are determined on the specific identification method. Mortgage loans sold in the secondary market are sold without retaining servicing rights.

Loans—Loans are carried at the principal amount outstanding, including certain net deferred loan origination fees. Interest income on loans is accrued based on principal amounts outstanding. Loan and lease origination fees, fees for commitments that are expected to be exercised and certain direct loan origination costs are deferred and the net amount amortized over the estimated life of the related loans or commitments as a yield adjustment. Other credit-related fees are recognized as fee income when earned.

Nonaccrual Loans—Generally, loans (including impaired loans) are designated as nonaccrual: (a) when either principal or interest payments are 90 days or more past due based on contractual terms unless the loan is sufficiently collateralized such that full repayment of both principal and interest is expected and is in the process of collection; or (b) when an individual analysis of a borrower’s creditworthiness indicates a credit should be placed on nonaccrual status. When a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the reserve for loan losses. Future interest income may only be recorded on a cash basis after recovery of principal is reasonably assured. Nonaccrual loans are returned to accrual status when the financial position of the borrower and other relevant factors indicate there is no longer doubt as to such collectability.

Loans are generally charged-off when deemed uncollectible. A loss is recorded at that time if the net realizable value can be quantified and it is less than the associated principal and interest. Personal loans are subject to mandatory charge-off at a specified delinquency date, typically no later than 120 days past due, and are usually not classified as nonaccrual prior to being charged off. Closed-end personal loans, which include installment, and single payment loans are generally charged-off in full no later than the end of the month in which the loan becomes 120 days past due.

Impaired Loans—A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

loan agreement, including scheduled interest payments. When a loan has been identified as being impaired, the amount of impairment will be measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, when appropriate, the loan’s observable fair value or the fair value of the collateral if the loan is collateral dependent. All loans subject to evaluation and considered to be impaired are included in nonperforming assets.

If the measurement of the impaired loan is less than the recorded investment in the loan (including accrued interest, net of deferred loan fees and costs and unamortized premium or discount), impairment is recognized by creating a specific reserve as a component of the allowance for loan losses.

Restructured Loans—In cases where a borrower experiences financial difficulties and we make certain concessionary modifications to contractual terms, the loan is classified as a restructured loan. Loans restructured at a rate equal to or greater than that of a new loan with comparable risk at the time the contract is modified may be excluded from the impairment assessment and may cease to be considered impaired loans in the calendar years subsequent to the restructuring if they are in compliance with modified terms.

Generally, a nonaccrual loan that is restructured remains on nonaccrual for a period of six months to demonstrate that the borrower can meet the restructured terms. However, performance prior to the restructuring, or significant events that coincide with the restructuring, are considered when assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual at the time of the restructuring or after a shorter performance period. If the borrower’s ability to meet the revised payment schedule is uncertain, the loan remains classified as a nonaccrual loan.

Allowance for Loan Losses—The allowance for loan losses is maintained at a level believed adequate by management to absorb probable losses inherent in the loan portfolio. The allowance takes into consideration such factors as changes in the nature, volume, size and current risk characteristics of the loan portfolio, an assessment of individual problem loans, actual and anticipated loss experience, current economic conditions that affect the borrower’s ability to pay and other pertinent factors. Determination of the allowance is inherently subjective, as it requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends, all of which may be susceptible to significant change. Credit exposures deemed to be uncollectible are charged-off against the allowance, while recoveries of amounts previously charged-off are credited to the allowance. Additions to the allowance for loan losses are charged to operating expense through the provision for loan losses. The amount charged to operating expense in any given year is dependent upon a number of factors including historic loan growth and changes in the composition of the loan portfolio, net charge-off levels, and our assessment of the allowance for loan losses based on the methodology discussed below.

The allowance for loan losses consists of three components calculated based on estimations performed pursuant to the requirements of the Financial Accounting Standards Board (“FASB”) Statement No. 5, Accounting for Contingencies, and FASB Statements Nos. 114 and 118, Accounting by Creditors for Impairment of a Loan. The allowance for loan losses consists of: (i) general allocated reserves based on loan portfolio composition, risk rating distribution across loan type, historical losses and regional internal and external factors impacting bank performance; (ii) specific reserves established for expected losses on individual loans for which the recorded investment in the loan exceeds the value of the loan; and (iii) unallocated reserves based on management’s view that the reserve should have a margin that recognizes the imprecision inherent in the process of estimating credit losses, current economic conditions as well as specific economic factors believed to be relevant to the markets in which the Company operates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reserve for Unfunded Commitments—We maintain a reserve for unfunded commitments at a level we believe to be sufficient to absorb estimated probable losses related to unfunded credit facilities. The reserve is included in other liabilities in the Consolidated Statements of Financial Condition and totaled $840,000 at December 31, 2008. The reserve is computed using a methodology similar to that used to determine the general allocated component of the allowance for loan losses. Net adjustments to the reserve for unfunded commitments are included in other non-interest expense in the Consolidated Statements of Income.

Other Real Estate Owned (“OREO”)—Other real estate owned includes properties acquired in partial or total satisfaction of certain loans. Properties are recorded at the lower of the recorded investment in the loans for which the properties previously served as collateral or the fair value, which represents the estimated sales price of the properties on the date acquired. Any write-downs in the carrying value of a property at the time of acquisition are charged against the reserve for loan losses. We periodically review the carrying value of OREO properties. Any write-downs of the properties subsequent to acquisition, as well as gains or losses on disposition and income or expense from the operations of OREO, are recognized in operating results in the period they are realized.

Depreciable Assets—Premises, furniture and equipment, and leasehold improvements are stated at cost less accumulated depreciation. Depreciation expense is determined by the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized on a straight-line basis over the shorter of the life of the asset or the lease term. Rates of depreciation are generally based on the following useful lives: buildings, 39.5 years; leasehold improvements, typically 1-15.5 years; and furniture and equipment, 3-7 years. Gains on dispositions are included in other income, and losses on dispositions are included in other expense in the Consolidated Statements of Income. Maintenance and repairs are charged to operating expenses as incurred, while improvements that extend the useful life of assets are capitalized and depreciated over the estimated remaining life.

Long-lived depreciable assets are evaluated periodically for impairment when events or changes in circumstances indicate the carrying amount may not be recoverable. Impairment exists when the expected undiscounted future cash flows of a long-lived asset are less than its carrying value. In that event, the Company recognizes a loss for the difference between the carrying amount and the estimated fair value of the asset based on a quoted market price, if applicable, or a discounted cash flow analysis. Impairment losses are recorded in other non-interest expense in the Consolidated Statements of Income.

Bank Owned Life Insurance (“BOLI”)—BOLI represents life insurance policies on the lives of certain Company officers for which the Company is the beneficiary. These policies are recorded as an asset on the Consolidated Statements of Financial Condition at their cash surrender value, or the amount that could be realized currently. The change in cash surrender value and insurance proceeds received are recorded as BOLI income in the Consolidated Statements of Income in non-interest income.

Goodwill and Other Intangible Assets—Goodwill represents the excess of purchase price over the fair value of net assets acquired using the purchase method of accounting. Other intangible assets represent purchased assets that also lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset, or liability. Goodwill is tested at least annually for impairment or more often if events or circumstances indicate that there may be impairment. Goodwill is “pushed down” to each acquired entity. Fair values of reporting units are determined using either market-based valuation multiples for comparable businesses if available, or discounted cash flow analyses based on internal financial forecasts. If the fair value of a reporting unit exceeds its net book value, goodwill is considered not to be impaired.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Identified intangible assets that have a finite useful life are amortized over that life in a manner that reflects the estimated decline in the economic value of the identified intangible asset and are subject to impairment testing whenever events or changes in circumstances indicate that the carrying value may not be recoverable. All of the Company’s other intangible assets have finite lives and are amortized over varying periods not exceeding 15 years.

Fiduciary Assets and Assets Under Management—Assets held in a fiduciary capacity for clients are not included in the consolidated financial statements as they are not assets of the Company or its subsidiaries. Fee income is included as a component of non-interest income.

Brokered Deposits—We utilize brokered deposits as liquidity and asset-liability management tools in the normal course of business. Certain brokered deposits we issue contain a purchased option, retained by us, to call (redeem) the brokered deposit prior to maturity at a specified date. Upon issuance of brokered deposits, we recognize a liability that reflects the fees paid to brokers for raising the funds in the retail market. The deferred broker commissions are amortized to interest expense as an adjustment to the brokered deposit yield over the contractual maturity of the brokered deposit. In the event we notify the certificate holders of our intent to exercise the call option on the callable brokered deposit, the remaining unamortized broker commissions are amortized to the call date.

Advertising Costs—All advertising costs are expensed in the period they are incurred.

Loss Contingencies—Loss contingencies, including claims and legal actions arising in the ordinary course of business are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.

Derivative Financial Instruments—In the ordinary course of business, we enter into derivative transactions as part of our overall interest rate risk management strategy to minimize significant unplanned fluctuations in earnings and cash flows caused by interest rate volatility. All derivative instruments are recorded at fair value as either other assets or other liabilities. Subsequent changes in a derivative’s fair value are recognized in earnings unless specific hedge accounting criteria are met.

On the date we enter into a derivative contract, we designate the derivative instrument as either a fair value hedge, cash flow hedge, or as a freestanding derivative instrument. Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset or liability attributable to a particular risk, such as interest rate risk, are considered to be fair value hedges. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows to be received or paid related to an asset or liability or other types of forecasted transactions are considered to be cash flow hedges. We formally document all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking each hedge transaction.

For derivative instruments that are designated and qualify as a fair value hedge and are effective, the gain or loss on the derivative instrument, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, are recognized in current earnings during the period of the change in fair values. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income. The unrealized gain or loss is reclassified into earnings in the same period or periods during which the hedged transaction affects earnings (for example, when a hedged item is terminated or redesignated). For all hedge relationships, derivative gains and losses not effective in hedging the change in fair value or expected cash flows of the hedged item are recognized immediately in current earnings during the period of change.

At the hedge’s inception and at least quarterly thereafter, a formal assessment is performed to determine whether changes in the fair values or cash flows of the derivative instruments have been

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

highly effective in offsetting changes in the fair values or cash flows of the hedged item and whether they are expected to be highly effective in the future. If a derivative instrument designated as a hedge is terminated or ceases to be highly effective, hedge accounting is discontinued prospectively and the gain or loss is amortized to earnings over the remaining life of the hedged asset or liability (fair value hedge) or over the same period(s) that the forecasted hedged transactions impact earnings (cash flow hedge). If the hedged item is disposed of, or the forecasted transaction is no longer probable, any fair value adjustments are included in the gain or loss from the disposition of the hedged item. In the case of a forecasted transaction that is no longer probable, the gain or loss is included in earnings immediately.

Income Taxes—The Company and its subsidiaries file a consolidated Federal income tax return. The provision for income taxes is based on income reported in the Consolidated Statements of Income, rather than amounts reported on our income tax return.

Deferred income taxes are provided for all significant items of income and expense that are recognized in different periods for financial reporting purposes and income tax reporting purposes. The asset and liability approach is used for the financial accounting and reporting of income taxes. This approach requires us to take into account changes in the tax rates when valuing deferred tax assets and liabilities recorded on our Consolidated Statements of Financial Condition. We recognize a deferred tax asset or liability for the estimated future tax effects attributable to “temporary differences.” Temporary differences include differences between financial statement income and tax return income which are expected to reverse in future periods, as well as differences between tax bases of assets and liabilities and their amounts for financial reporting purposes which are also expected to be settled in future periods. To the extent a deferred tax asset is established which is not more likely than not to be realized, a valuation allowance will be established against such asset.

Positions taken in our tax returns may be subject to challenge by the taxing authorities upon examination. The Company accounts for uncertain tax positions in accordance with FIN 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes.

Net Earnings Per Common Share (“EPS”)—Net earnings per common share is based on net earnings applicable to common stockholders which is net of the preferred stock dividend. Basic EPS is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. The basic EPS computation excludes the dilutive effect of all common stock equivalents. Diluted EPS is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding plus all potential common shares. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Our potential common shares represent shares issuable under its various incentive compensation plans and convertible debt. Such common stock equivalents are computed based on the treasury stock method using the average market price for the period. Diluted net earnings per common share excludes common stock equivalents whose effect is antidilutive.

Treasury Stock—Treasury stock acquired is recorded at cost and is carried as a reduction of stockholders’ equity in the Consolidated Statements of Financial Condition.

Share-Based Compensation—Effective January 1, 2006, we adopted the provisions of FASB Statement No. 123 (revised 2004), Share-Based Payment, (“SFAS No. 123R”) using the modified retrospective transition method. Under this transition method, we restated prior periods by recognizing compensation cost in the amounts previously reported in the pro forma footnote disclosures. Compensation cost recognized includes the cost of all share-based payments granted, but not yet fully vested in all periods presented. Share-based compensation expense is included in “salaries and wages” in the Consolidated Statements of Income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For additional details on our share-based compensation plans, refer to Note 17, “Share-Based Compensation and Other Benefits.”

Comprehensive Income—Comprehensive income is the total of reported net income and all other revenues, expenses, gains, and losses that bypass reported net income under U.S. GAAP. We include changes in unrealized gains or losses on securities available-for-sale, net of tax, in other comprehensive income in the Consolidated Statements of Changes in Stockholders’ Equity.

Segment Disclosures—Operating segments are components of a business that (i) engage in business activities from which it may earn revenues and incur expenses; (ii) has operating results that are reviewed regularly by the entity’s chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance; and (iii) for which discrete financial information is available. Our chief operating decision maker evaluates the operations of the Company under three operating segments, Banking, PrivateWealth and Holding Company Activities. Refer to Note 21 “Operating Segments” for additional disclosure regarding the performance of our operating segments.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

Fair Value Measurements—Effective January 1, 2008, we adopted Financial Accounting Standards Board (“FASB”) Statement No. 157, Fair Value Measurements (“SFAS No. 157”), which, upon adoption, replaced various definitions of fair value in existing accounting literature with a single definition, established a framework for measuring fair value, and required additional disclosures about fair value measurements. SFAS No. 157 applies whenever an entity is measuring fair value under other accounting standards that require or permit fair value measurement. To clarify the application of SFAS No. 157 in inactive markets, on October 10, 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active. Specifically, the FSP addresses the use of broker quotes and pricing services and how an entity’s own input assumptions (such as discount rates used in cash flow projections) should be considered when measuring fair value when relevant observable market data does not exist. While SFAS No. 157 is effective for financial assets and liabilities on January 1, 2008 and for non-financial assets and liabilities on January 1, 2009, the FSP to address fair value measurements for inactive markets was effective on issuance, including prior periods for which financial statements had not been issued. The adoption of SFAS No. 157 on January 1, 2008 and the FSP during the third quarter of 2008 did not have a material impact on our consolidated financial position, results of operations, or liquidity. Refer to Note 20, “Estimated Fair Value of Financial Instruments,” for our fair value measurement disclosures.

Fair Value Option—Effective January 1, 2008, we adopted FASB Statement No. 159, The Fair Value Option for Financial Assets and Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure certain financial assets and liabilities at fair value that are not currently required to be measured at fair value. The fair value option is applied on an instrument-by-instrument basis, is irrevocable and can only be applied to an entire instrument and not to specified risks, specified cash flows, or portions of that instrument. Changes in fair value (i.e. unrealized gains and losses) on items for which the fair value option has been elected will be reported in earnings at each subsequent reporting date and upfront fees and costs related to those items will be recognized in earnings as incurred and not deferred. SFAS No. 159 also requires entities to provide additional information that would help users of the financial statements understand how changes in fair values affect current-period earnings. While we did not elect the fair value option on the adoption date, we may elect this guidance for financial assets and liabilities in the future as permitted under the statement. Accordingly, the adoption of SFAS No. 159 on January 1, 2008 did not have an impact on our consolidated financial position, results of operations, or liquidity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Business Combinations—In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) will significantly change how entities apply the acquisition method to business combinations. The most significant changes affecting how we will account for business combinations under this statement include: (a) the acquisition date will be the date the acquirer obtains control; (b) all (and only) identifiable assets acquired, liabilities assumed, and noncontrolling interests in the acquiree will be stated at fair value on the acquisition date; (c) assets or liabilities arising from noncontractual contingencies will be measured at their acquisition date fair value only if it is more likely than not that they meet the definition of an asset or liability on the acquisition date; (d) adjustments subsequently made to the provisional amounts recorded on the acquisition date will be made retroactively during a measurement period not to exceed one year; (e) acquisition-related restructuring costs that do not meet the criteria in SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, will be expensed as incurred; (f) transaction costs will be expensed as incurred, except for debt or equity issuance costs which will be accounted for in accordance with other generally accepted accounting principles; (g) reversals of deferred income tax valuation allowances and income tax contingencies will be recognized in earnings subsequent to the measurement period; and (h) the reserve for loan losses of an acquiree will not be permitted to be recognized by the acquirer. In addition, SFAS No. 141(R) will require new and modified disclosures surrounding subsequent changes to acquisition-related contingencies, contingent consideration, noncontrolling interests, acquisition-related transaction costs, fair values and cash flows not expected to be collected for acquired loans, and an enhanced goodwill roll-forward.

We will be required to prospectively apply SFAS No. 141(R) to all business combinations completed on or after January 1, 2009. Early adoption of SFAS No. 141(R) is not permitted, accordingly we will be required to record and disclose any business combinations in accordance with existing GAAP until January 1, 2009. The effect of these new requirements on our financial position and results of operations will depend on the volume and terms of acquisitions in 2009 and beyond, but will likely increase the amount and change the timing of recognizing expenses related to acquisition activities.

Noncontrolling Interests—In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 requires that a noncontrolling interest in a subsidiary be reported separately within equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements. It also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We are currently evaluating the effects SFAS No. 160 will have on our consolidated financial position, results of operations and liquidity.

Derivative Disclosures—Effective December 31, 2008, we adopted FASB Statement No. 161, Disclosures About Derivative Instruments and Hedging Activities—an amendment of SFAS No. 133 (“SFAS No. 161”), which requires an entity to provide greater transparency about how its derivative and hedging activities affect its financial statements. SFAS No. 161 requires enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133; and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Since SFAS No. 161 affects only disclosures, the adoption of this standard did not impact our financial position or results of operation upon adoption.

Convertible Debt Instruments—In May 2008, the FASB issued FSP APB No. 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Settlement) (“FSP APB No. 14-1”), to clarify that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. The FSP requires the issuer of certain convertible securities that may be settled partially in cash on conversion to separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP applies to the contingent convertible senior notes discussed in Note 10, “Long-Term Debt” to the Consolidated Financial Statements and will require retroactive application for our 2007 and 2008 financial statements. This statement is effective for fiscal years beginning after December 31, 2008. The adoption of FSP APB No. 14-1 on January 1, 2009 did not have a material impact to our financial position, results of operations and liquidity.

3.	SECURITIES

Securities Portfolio

	December 31,
	2008				2007
	Amortized	Gross Unrealized		Fair	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	(amounts in thousands)

Securities Available-for-Sale
U.S. Treasury	$117,875	$9,795	$—	$127,670	$1,014	$—	$—	$1,014
U.S. Agency	—	—	—	—	2,977	20	—	2,997
Collateralized mortgage obligations	263,393	4,664	(942)	267,115	250,836	1,942	(783)	251,995
Other mortgage- backed securities	803,115	22,840	(13)	825,942	49,632	622	(139)	50,115
Corporate collateralized mortgage obligations	6,499	—	(259)	6,240	9,296	84	(24)	9,356
State and municipal	190,461	8,395	(259)	198,597	199,987	10,908	(101)	210,794

Total	$1,381,343	$45,694	$(1,473)	$1,425,564	$513,742	$13,576	$(1,047)	$526,271

Non-marketable Equity Securities
FHLB stock	$23,663	$—	$—	$23,663	$7,700	$—	$—	$7,700
Other	3,550	—	—	3,550	4,758	1	—	4,759

Total	$27,213	$—	$—	$27,213	$12,458	$1	$—	$12,459

Non-marketable equity securities primarily include Community Reinvestment Act-qualified investments and Federal Reserve Bank (“FRB”) and Federal Home Loan Bank (“FHLB”) stock. Our participating subsidiary banks are required to maintain these equity securities as a member of both the FRB and FHLB, and in amounts as required by the institutions. These equity securities are “restricted” in that they can only be sold back to the respective institutions or another member institution at par. Therefore, they are less liquid than other tradable equity securities. Their fair value is equal to amortized cost, and no other-than-temporary impairments have been recorded on these securities during 2008, 2007, or 2006.

The carrying value of securities available-for-sale and securities purchased under agreements to resell, which were pledged to secure public deposits, trust deposits and for other purposes as permitted

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

or required by law, totaled $778.3 million at December 31, 2008 and $398.6 million at December 31, 2007.

Excluding securities issued or backed by the U.S. Government and its agencies and U.S. Government-sponsored enterprises, there were no investments in securities from one issuer that exceeded 10% of consolidated stockholders’ equity on December 31, 2008 or 2007.

The following table presents the aggregate amount of unrealized losses and the aggregate related fair values of securities with unrealized losses as of December 31, 2008 and 2007. The securities presented are grouped according to the time periods during which the securities have been in a continuous unrealized loss position.

Securities In Unrealized Loss Position

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value(1)	Losses	Value	Losses	Value(1)	Losses
	(amounts in thousands)
As of December 31, 2008
U.S. Treasury	$—	$—	$—	$—	$—	$—
U.S. Agency	—	—	—	—	—	—
Collateralized mortgage obligations	40,768	(942)	—	—	40,768	(942)
Other mortgage-backed securities	—	—	3,274	(13)	3,274	(13)
Corporate collateralized mortgage obligations	6,240	(259)	—	—	6,240	(259)
State and municipal	15,132	(219)	3,919	(40)	19,051	(259)

Total	$62,140	$(1,420)	$7,193	$(53)	$69,333	$(1,473)

As of December 31, 2007
U.S. Treasury	$—	$—	$—	$—	$—	$—
U.S. Agency	—	—	—	—	—	—
Collateralized mortgage obligations	11,607	(221)	83,657	(562)	95,264	(783)
Other mortgage-backed securities	1,526	(1)	11,894	(138)	13,420	(139)
Corporate collateralized mortgage obligations	2,607	(24)	—	—	2,607	(24)
State and municipal	7,524	(100)	204	(1)	7,728	(101)

Total	$23,264	$(346)	$95,755	$(701)	$119,019	$(1,047)

(1)	Prior period fair values have been restated to conform with current period presentation.

The unrealized losses 12 months or longer reported for collateralized mortgage obligations and corporate collateralized mortgage-backed securities were caused by increases in interest rates and relate primarily to securities backed by either U.S. Government agencies or issued by U.S. Government-sponsored enterprises. Accordingly, we believe the credit risk embedded in these securities to be inherently low. Since the declines in fair value on our securities are not attributable to credit quality, but rather to changes in interest rates and temporary market movements, and because we have both the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

intent and ability to hold these securities until a recovery of fair value, which may be at maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2008.

Remaining Contractual Maturity of Securities

	December 31, 2008
	Amortized	Fair
	Cost	Value
	(amounts in thousands)
One year or less	$4,929	$5,143
One year to five years	170,593	182,680
Five years to ten years	113,375	117,616
After ten years	25,938	27,068
Collateralized mortgage obligations	263,393	267,115
Other mortgage-backed securities	803,115	825,942
Non-marketable equity securities	27,213	27,213

Total	$1,408,556	$1,452,777

Securities Gains (Losses)

	Years ended December 31,
	2008	2007	2006
	(amounts in thousands)
Proceeds from sales	$55,011	$13,678	$108,267
Gross realized gains	$1,468	$390	$2,000
Gross realized losses	(958)	(42)	(2,374)

Net realized gains (losses)	$510	$348	$(374)

Income tax provision (benefit) on net realized gains (losses)	$195	$138	$(139)

For additional details of the securities available-for-sale portfolio and the related impact of unrealized gains (losses) thereon, see Note 15, “Comprehensive Income.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.	LOANS

Loan Portfolio

	December 31,
	2008	2007
	(amounts in thousands)
Commercial and industrial	$3,437,130	$827,837
Owner-occupied commercial real estate	538,688	483,920

Total commercial	3,975,818	1,311,757
Commercial real estate	1,980,271	1,386,275
Commercial real estate—multifamily	403,690	217,884

Total commercial real estate	2,383,961	1,604,159
Construction	815,150	613,468
Residential real estate	328,138	265,466
Home equity	191,934	135,483
Personal	341,806	247,462

Total loans	$8,036,807	$4,177,795

Total loans reported are net of deferred loan fees of $19.8 million at December 31, 2008 and $2.2 million at December 31, 2007 and include overdrawn demand deposits totaling $37.5 million at December 31, 2008 and $10.9 million at December 31, 2007.

We primarily lend to businesses and consumers in the market areas in which we operate. Within these areas, we diversify our loan portfolio by loan type, industry, and borrower.

It is our policy to review each prospective credit in order to determine the appropriateness and, when required, the adequacy of security or collateral to obtain prior to making a loan. In the event of borrower default, we seek recovery in compliance with state lending laws and our lending standards and credit monitoring procedures.

Book Value of Loans Pledged

	December 31,
	2008	2007
	(amounts in thousands)
Loans pledged to secure:
Federal Reserve Bank discount window borrowings	$3,522,226	$—
Federal Home Loan Bank advances	735,660	180,500

Total	$4,257,886	$180,500

Related Party Loans

Our banking subsidiaries have had, and expect to have in the future, transactions with our directors and executive officers, and companies with which these individuals are associated. Such transactions were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than the normal risk of collectability or present other unfavorable features. The aggregate

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amount of loans attributable to persons who were related parties totaled $47.4 million at the beginning and $64.8 million at the end of 2008. During 2008, new loans to related parties aggregated $35.3 million and repayments totaled $17.9 million.

5.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS

Allowance for Loan Losses

	Years Ended December 31,
	2008	2007	2006
	(amounts in thousands)
Balance at beginning of year	$48,891	$38,069	$29,388
Loans charged-off	(126,686)	(6,316)	(1,025)
Recoveries of loans previously charged-off	888	204	152

Net loans charged-off	(125,798)	(6,112)	(873)
Provision for loan losses	189,579	16,934	6,836
Reserve of acquired bank	—	—	2,718

Balance at end of year	$112,672	$48,891	$38,069

A portion of our allowance for loan losses is allocated to loans deemed impaired. All impaired loans are included in nonperforming assets.

Impaired, Nonaccrual, and Past Due Loans

	December 31,
	2008	2007
	(amounts in thousands)
Impaired loans:
Impaired loans with valuation reserve required(1)	$1,322	$13,277
Impaired loans with no valuation reserve required	130,597	25,706

Total impaired loans	$131,919	$38,983

Nonperforming loans:
Nonaccrual loans	$131,919	$38,983
Loans past due 90 days and still accruing interest	—	53

Total nonperforming loans	$131,919	$39,036

(1)	These impaired loans require a valuation reserve because the estimated value of the loans is less than the recorded investment in the loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Impaired Loans

	Years Ended December 31,
	2008	2007	2006
	(amounts in thousands)
Valuation reserve related to impaired loans	$330	$2,964	$291
Average impaired loans	$71,252	$18,654	$1,783
Interest income forgone on impaired loans	$4,079	$1,403	$136

We had no restructured loans at December 31, 2008 and $2.1 million at December 31, 2007. Interest income that would have been reported in 2007 had the loan performed in accordance with its original terms was $96,000 and interest income included in 2007 net income totaled $142,000. At December 31, 2007, we did not have commitments to lend additional funds to the borrower.

6.	PREMISES, FURNITURE, AND EQUIPMENT

Premises, Furniture, and Equipment

	December 31,
	2008	2007
	(amounts in thousands)
Land	$110	$110
Building	1,640	1,640
Leasehold improvements	28,495	24,232
Furniture and equipment	31,241	22,164

Total cost	61,486	48,146
Accumulated depreciation	(27,285)	(22,546)

Net book value	$34,201	$25,600

Depreciation expense on premises, furniture, and equipment totaled $5.3 million in 2008, $4.4 million in 2007, and $3.6 million in 2006.

At December 31, 2008, we were obligated under certain non-cancelable operating leases for premises and equipment, which expire at various dates through the year 2022. Many of these leases contain renewal options, and certain leases provide options to purchase the leased property during or at the expiration of the lease period at specific prices. Some leases contain escalation clauses calling for rentals to be adjusted for increased real estate taxes and other operating expenses, or proportionately adjusted for increases in the consumer or other price indices. The following summary reflects the future

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

minimum rental payments, by year, required under operating leases that, as of December 31, 2008, have initial or remaining non-cancelable lease terms in excess of one year.

Operating Leases

Total
(amounts in thousands)
Year ending December 31, 2009	$9,300
2010	9,374
2011	9,463
2012	9,688
2013	9,662
2014 and thereafter	66,778

Total minimum lease payments	$114,265

Rental expense charged to operations amounted to $6.3 million in 2008, $6.0 million in 2007, and $4.5 million in 2006, including amounts paid under short-term cancelable leases. Occupancy expense has been reduced by rental income from premises.

7.	GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the Carrying Amount of Goodwill by Operating Segment

			Holding
		Private	Company
	Banking	Wealth	Activities	Consolidated
	(amounts in thousands)
Balance as of December 31, 2006	$81,755	$11,586	$—	$93,341
Balance as of December 31, 2007	81,755	11,586	—	93,341
SAB 108 accounting correction	—	1,704	—	1,704

Balance as of December 31, 2008	$81,755	$13,290	$—	$95,045

Goodwill is not amortized but is subject to impairment tests at least annually or more often if events or circumstances indicate that there may be impairment. Our annual goodwill impairment test was performed as of October 31, 2008, and it was determined no impairment existed as of that date. Due to the continued declining market conditions during the fourth quarter 2008, we reviewed the carrying value of goodwill again at December 31, 2008 and concluded no impairment existed as of that date as the implied fair value of goodwill (which approximated the value of our common stock as of the date of review) was in excess of its carrying value.

In June 2008, we recorded a $1.7 million increase to goodwill in the PrivateWealth operating segment associated with the 2002 acquisition of an 80% interest in Lodestar Investment Counsel, LLC (“Lodestar”), an investment management firm. At the time of acquisition, we did not properly reflect the value of certain contractual “put” rights related to the minority interest owned by the principals of Lodestar resulting in an understatement of goodwill. This accounting correction was made in accordance with Staff Accounting Bulletin 108.

We have other intangible assets capitalized on its Consolidated Statements of Financial Condition in the form of core deposit premiums, client relationships and assembled workforce. These intangible assets are being amortized over their estimated useful lives, which range from 3 years to 15 years. We review intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Intangible Assets

	Gross Carrying Amount		Accumulated Amortization		Net Carrying Amount
	2008	2007	2008	2007	2008	2007
	(amounts in thousands)
Core deposit intangible	$5,715	$5,715	$2,039	$1,337	$3,676	$4,378
Client relationships	3,600	3,086	1,438	1,007	2,162	2,079
Assembled workforce	736	—	30	—	706	—

Total	$10,051	$8,801	$3,507	$2,344	$6,544	$6,457

In December 2008, we completed the acquisition of Midwest Financial Services, Inc (“MFS”) by issuing 19,361 shares of common stock and cash totaling $736,000. These amounts are included as assembled workforce and will be amortized over 3 years. MFS was the predecessor company that included certain key employees responsible for initiating our Kansas City operations.

Amortization expense totaled $1.2 million in 2008, $966,000 in 2007, and $628,000 in 2006. The weighted average remaining life as of December 31, 2008 was 3.47 years for core deposit intangibles, 4.73 years for client relationships and 1.65 years for assembled workforce intangibles.

Scheduled Amortization of Other Intangible Assets

Total
(amounts in thousands)
Year ending December 31,
2009	$1,305
2010	1,132
2011	976
2012	831
2013	800
2014 and thereafter	1,500

Total	$6,544

8.	DEPOSITS

Summary of Deposits

	December 31,
	2008	2007
	(amounts in thousands)
Non-interest bearing deposits	$711,693	$299,043
Interest-bearing deposits	232,099	157,761
Savings deposits	15,644	12,309
Money market accounts	2,783,238	1,581,863
Time deposits less than $100,000	909,345	158,297
Time deposits of $100,000 or more(1)	3,344,437	1,551,865

Total deposits	$7,996,456	$3,761,138

(1)	Includes brokered deposits.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Maturities of Time Deposits of $100,000 or More(1)

2008
(amounts in thousands)
Maturing within 3 months	$1,914,602
After 3 but within 6 months	658,748
After 6 but within 12 months	545,758
After 12 months	225,329

Total	$3,344,437

(1)	Includes brokered deposits.

9.	SHORT-TERM BORROWINGS

Summary of Short-term Borrowings

	December 31,
	2008	2007
	(amounts in thousands)
Securities sold under agreements to repurchase	$102,083	$11,044
Federal funds purchased	200,000	226,000
Federal Home Loan Bank advances	218,002	38,016
Senior convertible notes	115,000	—
Credit facility	20,000	—

Total borrowed funds	$655,085	$275,060

Securities sold under agreements to repurchase and federal funds purchased generally mature within 1 to 90 days from the transaction date. Securities sold under agreements to repurchase are treated as financings, and the obligations to repurchase securities sold are reflected as a liability in the Consolidated Statements of Financial Condition. Repurchase agreements are secured by U.S. Agency, mortgage-backed securities or collateralized mortgage obligations and, if required, are held in third party pledge accounts. The securities underlying the agreements remain in the respective asset accounts. As of December 31, 2008, we did not have amounts at risk under repurchase agreements with any individual counterparty or group of counterparties that exceeded 10% of stockholders’ equity.

During 2008, our primary banking subsidiary, The PrivateBank – Chicago applied for and received access to a line of credit from the Federal Reserve discount window. As of December 31, 2008, we had pledged $3.5 billion in qualifying loans to the Federal Reserve Bank, resulting in $2.6 billion in borrowing capacity with $0 outstanding. In addition to the credit available from the Federal Reserve discount window, we had unused short-term credit lines for use of $171 million at December 31, 2008 and $264 million at December 31, 2007.

Certain of our subsidiaries are members of the Federal Home Loan Bank (“FHLB”) and have access to term financing from the FHLB. These advances are secured by qualifying residential and multi-family mortgages and state and municipal and mortgage-related securities. FHLB advances reported as short-term borrowings represent advances with an original maturity of one year or less. All short-term FHLB advances have a weighted average interest rate of 2.5% at December 31, 2008 and 4.67% at December 31, 2007, payable monthly. At December 31, 2008, the average remaining maturities of FHLB short-term advances were 4.5 months.

During 2008, we reclassified the senior convertible notes from long-term debt to short-term borrowings because on or after March 20, 2009, we may redeem any or all the notes at a redemption

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

price in cash equal to 100% of the principal amount, plus accrued and unpaid interest. The notes pay interest semi-annually at a fixed rate of 3.63% per annum.

During the third quarter of 2008, we entered into a $20 million senior debt facility agreement with a group of lenders (the “Bank Group”). Borrowings under the agreement at December 31, 2008 were considered “Eurodollar Borrowings” with interest charged based on three month LIBOR plus 1.25%. At December 31, 2008, the interest rate was 1.73%. The credit facility matures on September 25, 2009, but may be prepaid at any time prior to that date without penalty. The debt facility agreement provides for certain financial covenants. At December 31, 2008, we were in compliance with all but three of the financial covenants: maintaining an allowance for loan losses of at least 75% of nonperforming assets, maintaining a ratio of nonperforming assets to total assets and other real estate owned no greater than 1.75%, and maintaining a double leverage ratio no greater than 1.50. We were not in compliance due the deterioration in credit quality of the residential real estate development loan portfolio during the fourth quarter of 2008. Effective February 13, 2009, the Bank Group waived our compliance with such covenants as of December 31, 2008 and amended the facility agreement to, among other things, modify two of the three financial covenants and re-price the Eurodollar Borrowings at LIBOR plus 2.00%.

None of our borrowings have any related compensating balance requirements that restrict the use of our assets.

10.	LONG-TERM DEBT

Long-Term Debt

	December 31,
	2008	2007
	(amounts in thousands)
Parent Company:
6.43% senior debt due 2017(1)	$—	$250
6.58% subordinated debt due 2017(2)(a)	—	75,000
3.63% senior convertible notes due 2027	—	115,000
4.87% junior subordinated debentures due 2034(3)(b)	8,248	8,248
6.00% junior subordinated debentures due 2035(4)(b)	51,547	51,547
6.10% junior subordinated debentures due 2035(5)(b)	41,238	41,238
10.00% junior subordinated debentures due 2068(b)	143,760	—

Subtotal	244,793	291,283
Subsidiaries:
Federal Home Loan Bank advances	254,000	95,500
4.96% subordinated debt facility due 2015(6)(a)	120,000	—

Subtotal	374,000	95,500

Total long-term debt	$618,793	$386,783

(1)	Variable rate in effect at December 31, 2007, based on three month LIBOR + 1.20%.
(2)	Variable rate in effect at December 31, 2007, based on three month LIBOR + 1.35%.
(3)	Variable rate in effect at December 31, 2008, based on three month LIBOR + 2.65%.
(4)	Rate remains in effect until December 15, 2010, then reverts to variable at three-month LIBOR + 1.50%.
(5)	Rate remains in effect until September 15, 2010, then reverts to variable at three-month LIBOR + 1.71%.
(6)	Variable rate in effect at December 31, 2008, based on LIBOR + 3.50%.
(a)	Qualify as Tier II capital for regulatory capital purposes.
(b)	Qualify as Tier I capital for regulatory capital purposes, subject to certain limits.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amounts above are reported net of any unamortized discount and fair value adjustments recognized in connection with debt acquired through acquisitions.

The senior convertible notes were issued in March 2007 and pay interest semi-annually at a fixed rate of 3.63% per annum. The scheduled maturity of the notes is March 15, 2027, and are convertible under certain circumstances into cash and, if applicable, shares of our common stock at an initial conversion price of $45.05 per share. Each noteholder has the right to require us to repurchase all or a portion of the notes on specific dates at a price equal to 100% of the principal amount of the notes plus accrued and unpaid interest. The specific dates in 2009 are: March 15, June 15, September 15 and December 15. On or after March 20, 2009, we may redeem any or all the notes at a redemption price in cash equal to 100% of the principal amount, plus accrued and unpaid interest. As such, the notes were reclassified as short-term borrowings in 2008.

During the second quarter of 2008, we issued $143.8 million of fixed-rate junior subordinated debentures to a separately wholly-owned trust for the purpose of issuing Company-obligated mandatorily redeemable preferred securities at a fixed rate of 10.00%. Refer to Note 11, “Junior Subordinated Debentures,” for further information on the nature and terms of these and previously issued debentures.

Long-term advances from the FHLB had weighted-average interest rates of 3.33% at December 31, 2008 and 4.37% at December 31, 2007. These advances, which had a combination of fixed and floating interest rates, were secured by qualifying residential and multi-family mortgages and state and municipal and mortgage-related securities.

In connection with the Company entering into its $20 million senior debt facility during the third quarter of 2008, our primary banking subsidiary, The PrivateBank—Chicago, issued $120.0 million in a 7-year subordinated debt facility. The debt facility has a variable rate of interest based on LIBOR plus 3.50%, per annum, payable quarterly and re-prices quarterly. The debt may be prepaid at any time prior to maturity without penalty and is subordinate to our senior indebtedness. The combined $20 million senior debt facility and $120 million subordinated debt replaced a credit facility with a correspondent bank comprised of a $25.0 million senior debt facility and a $75.0 million subordinated debt facility.

We reclassify long-term debt to short-term borrowings when the remaining maturity becomes less than one year.

Scheduled Maturities of Long-Term Debt

Total
(amounts in thousands)
Year ending December 31,
2010	$136,000
2011	68,000
2012	35,000
2013	5,000
2014 and thereafter	374,793

Total	$618,793

11.	JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES HELD BY TRUSTS THAT ISSUED GUARANTEED CAPITAL DEBT SECURITIES

As of December 31, 2008, we sponsored and wholly owned 100% of the common equity of four trusts that were formed for the purpose of issuing Company-obligated mandatorily redeemable preferred securities (“Trust Preferred Securities”) to third-party investors and investing the proceeds from the sale of the Trust Preferred Securities solely in junior subordinated debt securities of the Company (the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

“Debentures”). The Debentures held by the trusts, which totaled $244.8 million, are the sole assets of each trust. Our obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The guarantee covers the distributions and payments on liquidation or redemption of the Trust Preferred Securities, but only to the extent of funds held by the trusts. We have the right to redeem the Debentures in whole or in part, on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date. We used the proceeds from the sales of the Debentures for general corporate purposes.

In accordance with FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46R”), the Trusts qualify as variable interest entities for which we are not the primary beneficiary and therefore ineligible for consolidation. Accordingly, the trusts are not consolidated in our financial statements. The subordinated debentures issued by us to the trust are included in our Consolidated Statements of Financial Condition as “long-term debt” with the corresponding interest distributions recorded as interest expense. The common shares issued by the trust are included in other assets in our Consolidated Statements of Financial Condition.

Common Stock, Preferred Securities, and Related Debentures

							Principal Amount of
							Debentures(3)
			Trust
		Common	Preferred		Earliest
	Issuance	Shares	Securities	Coupon	Redemption
	Date	Issued	Issued(1)	Rate(2)	Date	Maturity	2008	2007
	(amounts and number of shares in thousands)
Bloomfield Hills Statutory Trust I	May 2004	$248	$8,000	4.87%	Jun. 17, 2009	Jun. 2034	$8,248	$8,248
PrivateBancorp Statutory Trust II	Jun. 2005	1,547	50,000	6.00%	Sep. 15, 2010	Sep. 2035	51,547	51,547
PrivateBancorp Statutory Trust III	Dec. 2005	1,238	40,000	6.10%	Dec. 15, 2010	Dec. 2035	41,238	41,238
PrivateBancorp Statutory Trust IV	May. 2008	10	143,750	10.00%	Jun. 13, 2013	Jun. 2068	143,760	—

Total		$3,043	$241,750				$244,793	$101,033

(1)	The trust preferred securities accrue distributions at a rate equal to the interest rate and maturity identical to that of the related debentures. The trust preferred securities will be redeemed upon maturity of the related debentures.
(2)	The coupon rate for the Bloomfield Hills Statutory Trust I is the variable rate in effect at December 31, 2008 and is based on three month LIBOR plus 2.65% with distributions payable quarterly. The coupon rates for the PrivateBancorp Statutory Trusts II and III are fixed for the initial five years from issuance and thereafter at a variable rate based on three-month LIBOR plus 1.71% for Trust II and three-month LIBOR plus 1.50% for Trust III. The coupon rate for the PrivateBancorp Statutory Trust IV is fixed. Distributions for Trusts II, III and IV are payable quarterly. We have the right to defer payment of interest on the debentures at any time or from time to time for a period not exceeding five years provided no extension period may extend beyond the stated maturity of the debentures. During such extension period, distributions on the trust preferred securities will also be deferred, and our ability to pay dividends on its common stock will be restricted.
(3)	The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the Debentures at maturity or their earlier redemption. The Debentures are redeemable in whole or in part prior to maturity at any time after the dates shown in the table, and earlier at our discretion if certain conditions are met, and, in any event, only after we have obtained Federal Reserve approval, if then required under applicable guidelines or regulations. The Federal Reserve has the ability to prevent interest payments on Debentures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.	DERIVATIVE INSTRUMENTS

In March 2008, the FASB issued SFAS No. 161, which is effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption permitted. We elected to early adopt SFAS 161 effective October 1, 2008. SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.

We are an end-user of certain derivative financial instruments which we use to manage our exposure to interest rate and foreign exchange risk. We also enter into derivative instruments for trading purposes as we make a market in derivatives for our clients.

None of the end-user and client related derivatives have been designated as hedges under SFAS No. 133. Both end-user and client related derivatives are recorded at fair value in the Consolidated Statements of Financial Condition as either derivative assets or derivative liabilities, with changes in their fair value recorded in current earnings. Refer to Table A for the location and amounts of derivative fair values in the Consolidated Statements of Financial Condition and Table B for the location and amounts of derivative gains/losses recorded in the Consolidated Statements of Income.

We net derivative assets and liabilities in the Consolidated Statements of Financial Condition to the extent that master netting arrangements meet the requirements of FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts (“Interpretation No. 39”), as amended by FASB Interpretation No. 41, Offsetting of Amounts Related to Certain Repurchase and Reverse Repurchase Agreements.

Derivatives expose us to credit risk. If the counterparty fails to perform, the maximum loss from credit risk is equal to the greater of zero or the derivative’s fair value. Credit risk is minimized through credit approvals, limits, collateral agreements, and monitoring procedures.

End-User Derivatives—We enter into derivatives that include commitments to fund certain mortgage loans to be sold into the secondary market and forward commitments for the future delivery of residential mortgage loans. It is our practice to enter into forward commitments for the future delivery of fixed rate residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates on our commitments to fund the loans as well as on our portfolio of mortgage loans held-for-sale. At December 31, 2008, we had approximately $39.9 million of interest rate lock commitments and $57.0 million of forward commitments for the future delivery of residential mortgage loans with rate locks. Additionally, at December 31, 2008, forward commitments for future delivery of residential mortgage loans that did not involve rate lock commitments totaled $673,000.

We are also exposed to foreign exchange risk as a result of issuing a single loan in which principal and interest are settled in British pounds rather than US dollars. We manage this risk by using currency forward derivatives. As of December 31, 2008, the notional amount of outstanding currency forwards that were entered into to hedge the British pound loan was $2.6 million.

Client Related Derivatives—As part of our expanded client product offering through its Capital Markets Group, we offer various interest rate and foreign exchange derivatives to our clients to assist them in the management of their market price risk. We enter into offsetting derivative transactions with dealers to minimize our risk exposure from such contracts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At the request of clients we also enter into risk participation agreements with other financial institutions to either accept or transfer a portion of the credit risk related to a client interest rate derivative. Risk participation agreements enable clients with participated loans to have all participating institutions share in the interest rate derivative without the administrative burden of entering into individual derivative contracts with each of its participating banks.

We are a seller of credit derivatives when we receive a fee for entering into risk participation agreements that require us to pay a financial institution a portion of the close-out value of an interest rate derivative in the event that the derivative counterparty defaults. We have entered into written risk participation agreements with terms ranging from two-to-five-years.

We manage the performance risk of our written risk participation agreements in conjunction with our other credit underwriting monitoring activities. We use the same internal risk rating system that we use for our loan portfolio. At December 31, 2008, each underlying derivative counterparty carried the same risk rating as a performing loan.

The maximum potential amount of future undiscounted payments that we could be required to make under our written risk participation agreements is estimated at $5.1 million. This estimate assumes that the underlying derivative counterparty defaults and that the floating interest rate index of the underlying derivative remains at zero percent. At December 31, 2008, the fair value of written risk participation agreements totaled $30,000.

In the event that we would have to pay out any amounts under our risk participation agreements, we can seek to recover these amounts from the assets that the interest rate derivative counterparty pledged as collateral for the derivative and the related loan. We believe that proceeds from the liquidation of the collateral will cover approximately 58% of the maximum potential amount of future payments under our outstanding risk participation agreements.

At December 31, 2008, the weighted average notional amounts of outstanding client related derivatives totaled $3.0 billion in interest rate derivatives and $41.2 million in credit contracts. Client related foreign exchange contracts totaled $96.8 million at December 31, 2008. At December 31, 2007, the notional amount of outstanding client related derivatives totaled $56.0 million in interest rate swaps.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Table A

Consolidated Statement of Financial Condition Location of and Fair Value of
Derivative Instruments

	As of December 31, 2008
	Derivative Assets		Derivative Liabilities
	Location	Fair Value	Location	Fair Value
		(amounts in		(amounts in
		thousands)		thousands)
Capital markets group derivatives:
Interest rate contracts	Derivative assets	$73,315	Derivative liabilities	$74,869
Foreign exchange contracts	Derivative assets	1,246	Derivative liabilities	1,169
Credit contracts	Derivative assets	9	Derivative liabilities	30

Total capital markets group derivatives		$74,570		$76,068

Other derivatives:
Foreign exchange derivatives	Other assets	$114	Other liabilities	$—
Mortgage banking derivatives	Other assets	2	Other liabilities	1

Total other derivatives		116		1

Total derivatives not designated in a hedging relationship		$74,686		$76,069

Table B

Consolidated Statement of Income Location of and Gain (Loss) Recognized

	For Year Ended December 31, 2008
	Location	Gain
		(amounts in
		thousands)
Capital markets group derivatives:
Interest rate contracts	Capital markets products income	$9,987
Foreign exchange contracts	Capital markets products income	770
Credit contracts	Capital markets products income	292

Total capital markets group derivatives		$11,049

Other derivatives:
Foreign exchange derivatives	Banking and other services	$865
Mortgage banking derivatives	Banking and other services	1

Total other derivatives		866

Total derivatives not designated in a hedging relationship		$11,915

Credit-Risk Related Contingent Features—Certain of The PrivateBank – Chicago’s (“PB Chicago”) derivative instruments contain credit-risk related contingent features. As of December 31, 2008, PB Chicago was in compliance with all such credit-risk related contingent features.

The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position on December 31, 2008, totaled $57.4 million for which PB Chicago has posted collateral of $24.1 million in the normal course of business. If the credit-risk-related contingent

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

features underlying these agreements were triggered on December 31, 2008, PB Chicago would be required to post an additional $6.5 million of collateral to its counterparties and immediately settle outstanding derivative instruments for $35.0 million.

13.	CAPITAL TRANSACTIONS

During 2008 we repurchased 110,643 shares and during 2007 we repurchased 235,397 shares of our common stock in connection with the satisfaction of stock option exercises and federal withholding tax requirements on the exercise of stock options and vesting of restricted stock and shares repurchased in the open market.

On June 11, 2008, we closed a public offering of 4.0 million shares of newly issued common stock at a public offering price of $34.00 per share, for net proceeds of $130.6 million after deducting underwriting commissions. Additionally, on June 19, 2008, underwriters of the June 11 public offering of common stock partially exercised their over-allotment option and purchased an additional 568,700 shares of newly issued common stock, for net proceeds of approximately $18.5 million.

During the second quarter 2008, we also sold $17.0 million of our series A preferred stock to certain funds managed by an affiliate of GTCR Golder Rauner, L.L.C. (“GTCR”) in connection with the exercise of GTCR’s pre-emptive rights triggered by the June public offering. GTCR purchased from us 522.963 shares of our convertible preferred stock, which is convertible into 522,963 common shares and has no voting rights.

In December 2007, we sold 5,581,680 shares of our common stock, and 1,428.074 shares of a newly created class of nonvoting convertible preferred stock in a private placement offering. The convertible preferred shares have the same economic terms as the common shares in all material respects, except that the preferred shares have no voting rights.

We used the proceeds from the 2007 and 2008 capital transactions for working capital and general corporate purposes, including the support of our Strategic Growth Plan (the “Plan”).

14.	EARNINGS PER COMMON SHARE

Basic and Diluted Earnings Per Share

	Years Ended December 31,
	2008	2007	2006
	(amounts in thousands,
	except per share data)
Net (loss) income	$(92,101)	$11,807	$37,846
Preferred dividends	546	107	—

Net (loss) income available to common stockholders	$(92,647)	$11,700	$37,846

Weighted-average common shares outstanding:
Weighted-average common shares outstanding	29,553	21,572	20,630
Dilutive effect of stock options and other stock awards	—	632	864
Dilutive effect of convertible preferred stock	—	82	—

Weighted-average diluted common shares outstanding	29,553	22,286	21,494

Basic earnings per share	$(3.13)	$0.54	$1.83
Diluted earnings per share	$(3.13)	$0.53	$1.76

As a result of the 2008 net loss, there is no adjustment to basic weighted average shares outstanding for the dilutive effect of stock-based awards as it results in anti-dilution.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.	COMPREHENSIVE INCOME

Comprehensive income includes net income as well as certain items that are reported directly within a separate component of stockholders’ equity that are not considered part of net income. Currently, our accumulated other comprehensive income consists of the unrealized gains (losses) on securities available-for-sale.

Components of Other Comprehensive Income

	Years Ended December 31,
	2008			2007			2006
	Before	Tax	Net of	Before	Tax	Net of	Before	Tax	Net of
	Tax	Effect	Tax	Tax	Effect	Tax	Tax	Effect	Tax
	(amounts in thousands)
Securities available-for-sale:
Unrealized holding gains (losses)	$32,740	$12,461	$20,279	$3,636	$1,356	$2,280	$(3,175)	$(1,377)	$(1,798)
Less: Reclassification of net (gains) losses included in net income	(1,048)	(403)	(645)	(348)	(131)	(217)	374	139	235

Net unrealized holding gains (losses)	$31,692	$12,058	$19,634	$3,288	$1,225	$2,063	$(2,801)	$(1,238)	$(1,563)

Change in Accumulated Other Comprehensive Income (Loss)

Total
Accumulated
Other
Comprehensive
Income (Loss)
(amounts in thousands)
Balance, December 31, 2005	$7,434
2006 other comprehensive loss	(1,563)

Balance, December 31, 2006	5,871
2007 other comprehensive income	2,063

Balance, December 31, 2007	7,934
2008 other comprehensive income	19,634

Balance, December 31, 2008	$27,568

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.	INCOME TAXES

Components of Income Taxes

	Years Ended December 31,
	2008	2007	2006
	(amounts in thousands)
Current tax (benefit) provision:
Federal	$(24,200)	$6,884	$26,954
State	(492)	4,002	3,057

Total	(24,692)	10,886	30,011

Deferred tax (benefit) provision:
Federal	(27,448)	(5,067)	(12,308)
State	(8,699)	(2,936)	(1,145)

Total	(36,147)	(8,003)	(13,453)

Total income tax (benefit) provision	$(60,839)	$2,883	$16,558

Reconciliation of Income Tax Provision to Statutory Federal Rate

	Years Ended December 31,
	2008	2007	2006
	(amounts in thousands)
Income tax (benefit) provision at statutory federal income tax rate	$(53,529)	$5,142	$19,042
Increase (decrease) in taxes resulting from:
Tax exempt income	(2,678)	(2,770)	(2,941)
Meals, entertainment and related expenses	1,217	467	352
Bank owned life insurance	(633)	(580)	(565)
Investment credits	(152)	(687)	(355)
Non-deductible compensation	461	613	479
State income taxes	(5,930)	693	1,243
Other	405	5	(697)

Total income tax (benefit) provision	$(60,839)	$2,883	$16,558

Differences between the amounts reported in the consolidated financial statements and the tax bases of assets and liabilities result in temporary differences for which deferred tax assets and liabilities have been recorded.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred Tax Assets and Liabilities

	December 31,
	2008	2007
	(amounts in thousands)
Deferred tax assets:
Allowance for loan losses	$43,849	$18,977
Share-based payment expenses	9,819	5,631
Premises and equipment	716	400
Deferred compensation	1,227	682
Net operating loss carryforward	2,555	147
Loan fees	4,337	4,107
Other real estate owned write-downs	1,756	617
Non-accrual interest income	2,240	609
Other	2,129	593

Total deferred tax assets	68,628	31,763

Deferred tax liabilities:
Unrealized gain on securities available-for-sale	(16,882)	(4,850)
Goodwill amortization	(3,715)	(3,117)
Intangible assets and acquisition adjustments	(1,557)	(1,409)
Loan costs	(1,001)	(1,137)
Other	(949)	(841)
Total deferred tax liabilities	(24,104)	(11,354)

Net deferred tax assets	$44,524	$20,409

At December 31, 2008, we had state net operating loss carryforwards of $56.6 million, which are available to offset future state taxable income and will expire at various dates between 2018 and 2028.

Realization of Deferred Tax Assets

Net deferred tax assets are included in other assets in the accompanying Consolidated Statements of Financial Condition.

As a result of the pre-tax losses incurred during 2008, we are in a cumulative pre-tax loss position for financial statement purposes for the three-year period ended December 31, 2008. Under SFAS No. 109, Accounting for Income Taxes, this represents significant negative evidence in the assessment of whether the deferred tax assets will be realized. However, we have concluded that based on the weight given to other positive evidence, it is more likely than not that the deferred tax asset will be realized.

In making this determination, we have considered the positive evidence associated with reversing taxable temporary differences in future periods, including income associated with the unrealized gains in our investment securities portfolio. In our assessment, we also considered the relatively short time period over which we expect the deductions giving rise to the deferred tax assets to be claimed. Most significantly, however, we have relied on our ability to generate future taxable income, exclusive of reversing temporary differences (primarily anticipated loan charge-offs), over a relatively short time period.

Deferred tax assets at December 31, 2008 represent the aggregate of federal and state tax assets, although federal taxes represent the primary component of the balance. Future federal taxable income, exclusive of reversing temporary differences, of approximately $120 million is necessary in order to fully absorb the federal deferred tax assets at December 31, 2008. For Illinois purposes (the primary state

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

jurisdiction for which state deferred tax assets are generated), future taxable income, exclusive of reversing temporary differences, of approximately $155 million is necessary in order to fully absorb the state deferred tax assets at December 31, 2008.

The level of pre-tax earnings for financial reporting purposes in 2008 was not sufficient to generate the levels of future federal or state taxable income (exclusive of reversing temporary differences) needed to absorb the deferred tax assets at December 31, 2008. However, we believe our projection of revenue growth from the Plan coupled with the elimination or reduction of various expenses and charges associated with the Plan, should result in substantially higher pre-tax earnings in future periods, which in turn should give rise to taxable income levels that are sufficient to absorb the deferred tax assets over a short time period.

Uncertainty in Income Taxes

We adopted the provisions of FIN 48 on January 1, 2007. As of December 31, 2008 and the date of adoption, there were no unrecognized tax benefits included in the Consolidated Statements of Financial Condition and accordingly, no amounts were recognized for potential penalties and interest related to unrecognized tax benefits.

We file a U.S. federal income tax return and state income tax returns in various states. We are no longer subject to examinations by U.S. federal tax authorities for 2006 and prior years. We are also no longer subject to examinations by certain state departments of revenue for 2004 and prior years. While the statute of limitations remains open for 2005, the Illinois Department of Revenue has completed its review for this year.

17.	SHARE-BASED COMPENSATION AND OTHER BENEFITS

Share-Based Plans

At December 31, 2008, we had two active and two inactive share-based compensation plans (discussed below). All stock awards granted under these plans have an exercise price that is established at the closing price of our common stock on the date the awards were granted.

We may issue common stock with restrictions to certain key employees and non-employee directors. The shares are restricted as to transfer, but are not restricted as to voting rights and generally receive similar dividend payments. The transfer restrictions lapse from 1 to 5 years, depending upon whether the awards are service-based or performance-based, are contingent upon continued employment, and for performance-based awards are based on achievement of market price goals.

Stock options are issued to certain key employees and non-employee directors. Options vest generally from 1 to 5 years based on either continuous service or performance-based earnings per share targets. We have issued both incentive stock options and non-qualified stock options. All options have a 10-year term.

Strategic Long Term Incentive Compensation Plan (the “Strategic LTIC Plan”)—In the fourth quarter of 2007, our Board of Directors adopted the Strategic LTIC Plan which provides for the granting of inducement equity awards as a means to attract talent and to promote the achievement of exceptional performance benchmarks under its then newly announced Plan. Since inception of the Strategic LTIC Plan, awards issued were primarily non-qualified stock options and restricted stock awards with over fifty percent awarded having a market-based or performance-based vesting provisions. The remaining awards are non-qualified stock options which vest over five years or restricted shares that vest if certain market-based targets are not achieved. The total number of shares of our common stock authorized for awards under the Strategic LTIC Plan is 5,000,000 and as of December 31, 2008, 543,450 shares remain available for grant. The Strategic LTIC Plan has not been nor required to be approved by our stockholders.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2007 Long Term Incentive Compensation Plan (the “2007 Plan”)—In the fourth quarter of 2007, our Board of Directors with subsequent approval of our stockholders, approved the 2007 Plan. The 2007 Plan allows for the issuance of incentive and non-qualified stock options, stock appreciation rights, restricted stock and restricted stock units, equity-based performance stock and units and other cash and stock-based incentives to employees, including officers and directors of the Company and its subsidiaries. The 2007 Plan was established as part of our Plan to recognize, reward and motivate the existing management team at the same time as we were attempting to recruit and integrate newly hired bankers and other personnel. These grants provided transformational equity awards similar to the terms and performance conditions as those issued under the Strategic LTIC Plan. Prospectively, the 2007 Plan will serve as the primary source for issuing future equity awards. The total number of shares of our common stock authorized for awards under the 2007 Plan is 5,000,000 (of which 1,500,000 shares may be granted in restricted stock or units.) As of December 31, 2008, 3,273,807 shares remain available for grant under the plan.

Inactive Plans—There are no shares remaining available for grant under our Stock Incentive Plan. In addition, the 2007 Plan replaced our Incentive Compensation Plan which was the former vehicle to issue equity awards. Accordingly, this plan will no longer be used to issue future equity awards. However, both of these inactive plans have unvested or unexercised awards outstanding at December 31, 2008.

Stock Options

The following table summarizes our stock option activity for the year ended December 31, 2008 and includes awards issued as stock appreciation rights in 2007 that were converted to options in May 2008 upon approval of the 2007 Plan by our stockholders and as contemplated in the award agreements.

Stock Option Transactions

	For the Year Ended December 31, 2008
			Weighted Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term(1)	Value(2)
	(number of shares in thousands)
Outstanding at beginning of year	4,125	$21.98
Granted	1,977	32.83
Exercised	(221)	13.94
Forfeited	(256)	30.74
Expired	—	—

Outstanding at end of period	5,625	$29.39	8.4	$23,662

Ending vested and expected to vest	5,408	$29.38	8.4	$22,893
Exercisable at end of period	1,316	$26.75	6.7	$9,471

(1)	Represents the average contractual life remaining in years.
(2)	Aggregate intrinsic value represents the total pretax intrinsic value (i.e., the difference between our closing stock price on the last trading day of the year and the option exercise price, multiplied by the number of shares) that would have been received by the option holders if they had exercised their options on December 31, 2008. This amount will fluctuate with changes in the fair value of our common stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summary of Stock Options Outstanding

	Stock	Weighted Average
	Options	Remaining
Exercise Price Range	Outstanding	Contractual Life(1)
	(amounts in thousands)
$4.13 – $24.98	308	3.1
$26.10 – $36.50	4,725	8.7
$36.64 – $46.51	592	8.5

Total stock options outstanding	5,625	8.4

(1)	Represents the average contractual life remaining in years.

Stock Option Valuation Assumptions—In accordance with the provisions of SFAS No. 123R, we estimate the fair value of stock options at the date of grant using a binomial option-pricing model that utilizes the assumptions outlined in the following table.

Stock Option Valuation Assumptions

	Years Ended December 31,
	2008	2007	2006
Expected life of the option (in years)	2.6 - 8.0	3.0 - 7.7	6.0 - 6.5
Expected stock volatility	34.3 - 45.1%	29.5 - 37.9%	31.9 - 32.7
Risk-free interest rate	2.1 - 4.3%	3.8 - 4.6%	4.6 - 4.7%
Expected dividend yield	0.8 - 1.1%	0.9 - 1.2%	0.5 - 0.6%
Weighted-average fair value of options at their grant date	$13.84	$11.28	$18.22

Expected life is based on historical exercise and termination behavior. Expected stock price volatility is based on historical volatility of our common stock from its inception as a publicly traded company combined with the implied volatility on the exchange traded stock options that are derived from the value of our common stock. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life of the option. The expected dividend yield represents the most recent annual dividend yield as of the date of grant. Management reviews and adjusts the assumptions used to calculate the fair value of an option on a periodic basis to better reflect expected trends.

Share-based compensation expense for stock options was $7.3 million for the year ended December 31, 2008 and $4.9 million for the year ended December 31, 2007. At December 31, 2008, $35.5 million of total unrecognized compensation expense related to nonvested stock options is expected to be recognized over a weighted-average period of 3.9 years.

Other Stock Option Activity

	Years Ended December 31,
	2008	2007	2006
	(amounts in thousands)
Total intrinsic value of stock options exercised	$4,835	$3,494	$9,517
Cash received from stock options exercised	$3,082	$1,894	$2,336
Income tax benefit realized from stock options exercised	$888	$760	$628

There have been no stock option award modifications made during 2008, 2007 and 2006. We issue newly authorized shares to satisfy stock option exercises and restricted stock awards.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Stock and Restricted Unit Awards

Restricted Stock and Unit Award Transactions

	Year Ended December 31,2008
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Grant Date	Contractual	Intrinsic
Restricted Stock and Unit Awards	Units	Fair Value(1)	Term(1)	Value(2)
	(number of shares in thousands)
Nonvested restricted stock unit awards at beginning of year	1,570	$22.83
Granted	748	19.15
Vested	(484)	19.89
Forfeited	(141)	28.44

Nonvested restricted stock unit awards at end of period	1,693	$23.91	3.4	$54,965

Ending vested and expected to vest	1,622	$23.94	3.4	$52,640

(1)	Represents the average contractual life remaining in years.
(2)	Aggregate intrinsic value represents the total pretax intrinsic value (i.e., the difference between our closing stock price on the last trading day of the year and the award purchase price of zero, multiplied by the number of awards) that the grantee(s) would have received if the outstanding restricted stock and unit awards had vested on December 31, 2008. This amount will fluctuate with changes in the fair value of our common stock.

The fair value of restricted stock and units that vest based on service provided by the recipient is determined based on our closing stock price on the date of grant and is recognized as compensation expense over the vesting period. On the date of grant, restricted stock and units that contain a market condition are valued using a Monte Carlo simulation under multiple tranches due to the number of possible vesting outcomes. Share-based compensation expense for restricted stock and unit awards totaled $11.5 million for the year ended December 31, 2008, $3.5 million for the year ended December 31, 2007 and $2.3 million for the year ended December 31, 2006. At December 31, 2008, $27.3 million of total unrecognized compensation expense related to nonvested restricted stock and unit awards is expected to be recognized over a weighted-average period of 3.5 years. The total fair value of restricted stock and unit awards vested totaled $7.2 million for the year ended December 31, 2008 and $38,250 for the year ended December 31, 2007. The income tax benefit realized from the vesting/release of restricted stock and unit awards totaled $4.4 million for the year ended December 31, 2008, $73,000 for the year ended December 31, 2007 and $1.1 million for the year ended December 31, 2006.

We also had outstanding share-based awards associated with the issuance of certain contractual “put” rights related to the minority interest owned by the principals of Lodestar. These awards will be settled in cash and accordingly qualify for liability accounting under SFAS No. 123R. Unlike equity awards, liability awards are re-measured at fair value at each reporting date until settlement, with the change in value recognized in current period expense. At December 31, 2008, the contractual value totaled $3.1 million. Expense related to the put rights totaled $925,000 for the year ended December 31, 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Savings and Retirement Plan

We have a retirement savings plan, The PrivateBancorp, Inc. Savings, Retirement and Employee Stock Ownership Plan (the “KSOP”), which allows employees, at their option, to make contributions up to 75% of compensation on a pre-tax basis and or after-tax basis through salary deductions under Section 401(k) of the Internal Revenue Code. At the employees’ direction, employee contributions are invested among a variety of investment alternatives. For employees who have met a one-year service requirement and make voluntary contributions to the KSOP, we contribute an amount equal to $0.50 for each dollar contributed up to a 6% annual indexed maximum of employee’s compensation. The KSOP also allows for a discretionary company contribution. The matching and discretionary contributions gradually vests over a period of 5 years based on the employee’s years of service. The cost of providing this plan was $1.1 million in 2008, $791,000 in 2007, and $716,000 in 2006. The number of shares of our common stock held by the KSOP was 253,087 at December 31, 2008 and 285,396 at December 31, 2007. The fair value of our shares held by the KSOP was $8.2 million at December 31, 2008 and $9.3 million at December 31, 2007. The Plan received dividends of $83,612 during 2008 and $81,761 during 2007.

Deferred Compensation Plan

We maintain a non-qualified deferred compensation plan (the “Plan”) which allows eligible participants to defer the receipt of cash compensation otherwise payable to them. The purpose of the Plan is to further our ability to attract and retain high quality executives and non-employee directors. Executive officers who participate in the Plan may elect to defer up to 50% of annual base salary and 100% of annual bonus amounts and directors may elect to defer up to 100% of annual directors fees. While deferred, amounts are credited with “earnings” as if they were invested in either a fixed income account with interest credited based on our prime rate (not to exceed 120% of the applicable federal long-term rate on the cash value of the funds deposited), or in deferred stock units (“DSUs”), as the participant may elect at the time the amounts are deferred. Except for an “earnings” credit on the deferred amounts, we do not provide any contributions or credits to participants under the Plan. At December 31, 2008 there were 28,749 DSUs and 18,476 at December 31, 2007 recorded in the Plan. At the time of distribution amounts credited in DSUs are paid in shares of our stock while amounts credited in the fixed income option are paid in cash. All elections and payments under the Plan are subject to compliance with requirements of Section 409A of the Internal Revenue Code which may limit elections and require delay in payment of benefits in certain circumstances.

18.	REGULATORY AND CAPITAL MATTERS

The Company and our banking subsidiaries are subject to various regulatory requirements that impose restrictions on cash, loans or advances, and dividends. The Banks are required to maintain reserves against deposits. Reserves are held either in the form of vault cash or non-interest-bearing balances maintained with the Federal Reserve Bank and are based on the average daily balances and statutory reserve ratios prescribed by the type of deposit account. Reserve balances totaling $8.5 million at December 31, 2008 and $2.4 million at December 31, 2007 were maintained in fulfillment of these requirements.

Under current Federal Reserve regulations, the Banks are limited in the amount they may loan or advance to the Parent Company and its nonbank subsidiaries. Loans or advances to a single subsidiary may not exceed 10% and loans to all subsidiaries may not exceed 20% of the bank’s capital stock and surplus, as defined. Loans from subsidiary banks to nonbank subsidiaries, including the Parent Company, are also required to be collateralized.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The principal source of cash flow for the Parent Company is dividends from the Banks. Various federal and state banking regulations and capital guidelines limit the amount of dividends that may be paid to the Parent Company by the Banks. Future payment of dividends by the Banks is dependent upon individual regulatory capital requirements and levels of profitability. As of December 31, 2008, without prior regulatory approval, the Banks can initiate aggregate dividend payments in $139.1 million.

The Company and the Banks are also subject to various capital requirements set up and administered by the federal banking agencies. Under capital adequacy guidelines, the Company and the Banks must meet specific guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators regarding components of capital and assets, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital to adjusted average assets (as defined). Failure to meet minimum capital requirements could initiate certain mandatory, and possible additional discretionary, actions by regulators that, if undertaken, could have a material effect on our consolidated financial statements. As of December 31, 2008, the Company and the Banks meet all capital adequacy requirements to which they are subject.

The Federal Reserve Board (“FRB”), the primary regulator of the Company and the Banks, establishes minimum capital requirements that must be met by member institutions. As of December 31, 2008, the most recent regulatory notification classified the Banks as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes would change the Bank’s classification.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the Company’s and the Banks’ measures of capital as of the dates presented and the capital guidelines established by the FRB to be categorized as adequately capitalized and as “well capitalized.”

Summary of Capital Ratios

			Adequately		“Well Capitalized”
	Actual		Capitalized		for FDICIA
	Capital	Ratio	Capital	Ratio	Capital	Ratio
	(amounts in thousands)
As of December 31, 2008:
Total capital (to risk-weighted assets):
Consolidated	$953,542	10.31%	$739,691	8.00%	$924,613	10.00%
The PrivateBank – Chicago	859,959	11.01	624,763	8.00	780,953	10.00
The PrivateBank – St. Louis	63,103	14.56	34,669	8.00	43,337	10.00
The PrivateBank – Michigan	92,019	10.98	67,040	8.00	83,800	10.00
The PrivateBank – Wisconsin	15,236	11.95	10,200	8.00	12,750	10.00
Tier 1 capital (to risk-weighted assets):
Consolidated	668,631	7.23	369,845	4.00	554,768	6.00
The PrivateBank – Chicago	649,886	8.32	312,381	4.00	468,572	6.00
The PrivateBank – St. Louis	57,686	13.31	17,335	4.00	26,002	6.00
The PrivateBank – Michigan	81,544	9.73	33,520	4.00	50,280	6.00
The PrivateBank – Wisconsin	13,846	10.86	5,100	4.00	7,650	6.00
Tier 1 leverage (to average assets):
Consolidated	668,631	7.16	373,355	4.00	466,694	5.00
The PrivateBank – Chicago	649,886	8.32	312,471	4.00	390,589	5.00
The PrivateBank – St. Louis	57,686	10.48	22,023	4.00	27,529	5.00
The PrivateBank – Michigan	81,544	8.41	38,807	4.00	48,509	5.00
The PrivateBank – Wisconsin	13,846	9.89	5,599	4.00	6,999	5.00
As of December 31, 2007:
Total capital (to risk-weighted assets):
Consolidated	$615,881	14.20%	$347,080	8.00%	$433,850	10.00%
The PrivateBank – Chicago	344,914	11.61	237,693	8.00	297,116	10.00
The PrivateBank – St. Louis	46,989	12.10	31,080	8.00	38,850	10.00
The PrivateBank – Michigan	73,024	12.59	46,396	8.00	57,995	10.00
The PrivateBank – Georgia	33,440	12.01	22,282	8.00	27,853	10.00
The PrivateBank – Wisconsin	14,319	13.38	8,564	8.00	10,704	10.00
Tier 1 capital (to risk-weighted assets):
Consolidated	494,095	11.39	173,540	4.00	260,310	6.00
The PrivateBank – Chicago	315,966	10.63	118,846	4.00	178,270	6.00
The PrivateBank – St. Louis	42,133	10.85	15,540	4.00	23,310	6.00
The PrivateBank – Michigan	65,774	11.34	23,198	4.00	34,797	6.00
The PrivateBank – Georgia	29,958	10.76	11,141	4.00	16,712	6.00
The PrivateBank – Wisconsin	13,266	12.39	4,282	4.00	6,423	6.00
Tier 1 leverage (to average assets):
Consolidated	494,095	10.93	180,762	4.00	225,953	5.00
The PrivateBank – Chicago	315,966	10.23	123,500	4.00	154,375	5.00
The PrivateBank – St. Louis	42,133	9.42	17,890	4.00	22,362	5.00
The PrivateBank – Michigan	65,774	10.98	23,962	4.00	29,953	5.00
The PrivateBank – Georgia	29,958	9.91	12,094	4.00	15,117	5.00
The PrivateBank – Wisconsin	13,266	11.35	4,673	4.00	5,841	5.00

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19.  COMMITMENTS, GUARANTEES, AND CONTINGENT LIABILITIES

Credit Extension Commitments and Guarantees

In the normal course of business, we enter into a variety of financial instruments with off-balance sheet risk to meet the financing needs of our customers, to reduce our exposure to fluctuations in interest rates, and to conduct lending activities. These instruments principally include commitments to extend credit, standby letters of credit, and commercial letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the Consolidated Statements of Financial Condition.

Contractual or Notional Amounts of Financial Instruments

	December 31,
	2008	2007
	(amounts in thousands)
Commitments to extend credit:
Home equity lines	$149,845	$146,948
All other commitments	2,950,498	1,064,310
Letters of credit:
Standby	201,767	67,117
Commercial	9,697	5,573

Commitments to extend credit are agreements to lend funds to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and variable interest rates tied to prime rate and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash-flow requirements. During the third quarter 2008, we determined that unfunded commitments were not consistently defined by all of its subsidiary banks in the determination of the unfunded commitment levels as previously reported for December 31, 2007. Applying a consistent definition, we determined that unfunded commitments to extend credit for December 31, 2007 totaled $1.2 billion, as reflected in the table above, compared to the previously reported amount of $1.7 billion. We determined that this change of unfunded commitments to extend credit as of December 31, 2007 was immaterial to our consolidated financial statements.

Standby and commercial letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party and are most often issued in favor of a municipality where construction is taking place to ensure the borrower adequately completes the construction. Commercial letters of credit are issued specifically to facilitate commerce and typically result in the commitment being drawn on when the underlying transaction is consummated between the customer and the third party. This type of letter of credit is issued through a correspondent bank on behalf of a customer who is involved in an international business activity such as the importing of goods.

In the event of a customer’s nonperformance, our credit loss exposure is equal to the contractual amount of those commitments. The credit risk is essentially the same as that involved in extending loans to customers and is subject to normal credit policies. We use the same credit policies in making credit commitments as it does for on-balance sheet instruments, with such exposure to credit loss minimized due to various collateral requirements in place.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Legal Proceedings

As of December 31, 2008, there were certain legal proceedings pending against us and our subsidiaries in the ordinary course of business. We do not believe that liabilities, individually or in the aggregate, arising from these proceedings, if any, would have a material adverse effect on our consolidated financial condition as of December 31, 2008.

20.	ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

We measure, monitor, and disclose certain of its assets and liabilities on a fair value basis. Fair value is used on a recurring basis to account for securities available-for-sale, derivative assets, and derivative liabilities. In addition, fair value is used on a non-recurring basis to apply lower-of-cost-or-market accounting to foreclosed real estate; evaluate assets or liabilities for impairment, including collateral-dependent impaired loans and for disclosure purposes. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Depending on the nature of the asset or liability, we use various valuation techniques and input assumptions when estimating fair value, all of which are in accordance with SFAS No. 157.

SFAS No. 157 requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Furthermore, SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value into three broad levels based on the reliability of the input assumptions. The hierarchy gives the highest priority to level 1 measurements and the lowest priority to level 3 measurements. The three levels of the fair value hierarchy are defined as follows:

•	Level 1—Unadjusted quoted prices for identical assets or liabilities traded in active markets.

•	Level 2—Observable inputs other than level 1 prices, such as quoted prices for similar instruments; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The categorization of where an asset or liability falls within the hierarchy is based on the lowest level of input that is significant to the fair value measurement.

Valuation Methodology

We believe our valuation methods are appropriate and consistent with other market participants. However, the use of different methodologies, or assumptions, to determine the fair value of certain financial instruments could result in a different estimate of fair value. Additionally, the methods used may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values.

The following describes the valuation methodologies we used for assets and liabilities measured at fair value, including the general classification of the assets and liabilities pursuant to the valuation hierarchy.

Securities Available-for-Sale—Substantially all available-for-sale securities are fixed income instruments that are not quoted on an exchange, but may be traded in active markets. The fair value of these securities is based on quoted market prices obtained from external pricing services or dealer market participants where trading in an active market exists. In obtaining such data from external pricing

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

services, we have evaluated the methodologies used to develop the fair values in order to determine whether such valuations are representative of an exit price in our principal markets. The principal markets for our securities portfolio are the secondary institutional markets, with an exit price that is predominantly reflective of bid level pricing in those markets. Examples of such securities measured at fair value are U.S. Agency securities, municipal bonds, collateralized mortgage obligations, and other mortgage-backed securities. These securities are generally classified in level 2 of the valuation hierarchy. U.S. Treasury securities have been classified in level 1 of the valuation hierarchy.

Collateral-Dependent Impaired Loans—The carrying value of impaired loans is disclosed in Note 5, “Allowance for Loan Losses and Impaired Loans.” We do not record loans at fair value on a recurring basis. However, from time to time, fair value adjustments are recorded on these loans to reflect (1) partial write-downs that are based on the current appraised or market-quoted value of the underlying collateral or (2) the full charge-off of the loan carrying value. In some cases, the properties for which market quotes or appraised values have been obtained are located in areas where comparable sales data is limited, outdated, or unavailable. Accordingly, fair value estimates, including those obtained from real estate brokers or other third-party consultants, for collateral-dependent impaired loans are classified in level 3 of the valuation hierarchy.

Other Real Estate Owned (“OREO”)—OREO is valued based on third-party appraisals of each property and our judgment of other relevant market conditions and are classified in level 3 of the valuation hierarchy.

Derivative Assets and Derivative Liabilities—Client related derivative instruments with positive fair values are reported as an asset and derivative instruments with negative fair value are reported as liabilities and are netted when requirements of Interpretation No. 39 are met. The fair value of client related derivative assets and liabilities are determined based on the fair market value as quoted by broker-dealers using standardized industry models, third party advisors using standardized industry models, or internally generated models based primarily on observable inputs. Client related derivative assets and liabilities are generally classified in level 2 of the valuation hierarchy.

Other Assets and Other Liabilities

Included in Other Assets and Other Liabilities are end-user derivative instruments that we use to manage our foreign exchange and interest rate risk. End-user derivative instruments with positive fair value are reported as an asset and end-user derivative instruments with a negative fair value are reported as liabilities, and are netted when requirements of Interpretation No. 39 are met. The fair value of end-user derivative assets and liabilities are determined based on the fair market value as quoted by broker-dealers using standardized industry models, third party advisors using standardized industry models, or internally generated models based primarily on observable inputs. End-user derivate assets and liabilities are classified in level 2 of the valuation hierarchy.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets and Liabilities Measured at Fair Value

The following table provides the hierarchy level and fair value for each major category of assets and liabilities measured at fair value at December 31, 2008.

Fair Value Measurements

	December 31, 2008
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(amounts in thousands)
Assets and liabilities measured at fair value on a recurring basis
Assets:
Securities available-for-sale	$127,670	$1,294,279	$3,615	$1,425,564
Derivative assets	—	74,561	9	74,570
Other assets(1)	—	116	—	116

Total assets	$127,670	$1,368,956	$3,624	$1,500,250

Liabilities:
Derivative liabilities	$—	$76,038	$30	$76,068
Other liabilities(2)	—	1	—	1

Total liabilities	$—	$76,039	$30	$76,069

Assets measured at fair value on a non-recurring basis
Collateral-dependent impaired loans net of reserve for loan losses	$—	$—	$131,919	$131,919
OREO	—	—	23,823	23,823

Total assets	$—	$—	$155,742	$155,742

(1)	Other assets includes end-user foreign exchange derivative and derivatives for commitments to fund certain mortgage loans.
(2)	Other liabilities include derivatives for commitments to fund certain mortgage loans.

In accordance with the provisions of SFAS No. 114, we had collateral-dependent impaired loans with a carrying value of $132.2 million, a specific reserve of $330,000 and a fair value of $131.9 million at December 31, 2008. The specific reserve for impaired loans included a write-down of $125.8 million during 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reconciliation of Beginning and Ending Fair Value For Those
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	2008
	Securities
	Available-	Impaired		Derivative	Derivative
	For-Sale	Loans	OREO	Assets	(Liabilities)
	(amounts in thousands)
Balance at beginning of year	$3,820	$—	$—	$—	$—
Total gains (losses):
Included in earnings(1)	—	(108,801)	(3,609)	(22)	282
Included in other comprehensive income	1	—	—	—	—
Purchases, sales issuances and settlements	(206)	152,663	8,967	31	(312)
Transfers in (out) of level 3	—	88,057	18,465	—	—

Balance at end of year	$3,615	$131,919	$23,823	$9	$(30)

Change in unrealized losses in earnings relating to assets and liabilities still held at end of period		(330)	(4,376)

(1)	Total gains and losses included in earnings for derivative assets and; in other expenses, capital markets product income for derivative liabilities and in provision for loan losses for impaired loans in the Consolidated Statements of Income.

U.S. GAAP requires disclosure of the estimated fair values of certain financial instruments, both assets and liabilities, on and off-balance sheet, for which it is practical to estimate the fair value. Because the estimated fair values provided herein exclude disclosure of the fair value of certain other financial instruments and all non-financial instruments, any aggregation of the estimated fair value amounts presented would not represent our underlying value. Examples of non-financial instruments having significant value include the future earnings potential of significant customer relationships and the value of the PrivateWealth operations and other fee-generating businesses. In addition, other significant assets including property, plant, and equipment and goodwill are not considered financial instruments and, therefore, have not been valued.

Various methodologies and assumptions have been utilized in management’s determination of the estimated fair value of our financial instruments, which are detailed below. The fair value estimates are made at a discrete point in time based on relevant market information. Because no market exists for a significant portion of these financial instruments, fair value estimates are based on judgments regarding future expected economic conditions, loss experience, and risk characteristics of the financial instruments. These estimates are subjective, involve uncertainties, and cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

The following methods and assumptions were used in estimating the fair value of financial instruments.

Short-Term Financial Assets and Liabilities—For financial instruments with a shorter-term or with no stated maturity, prevailing market rates, and limited credit risk, the carrying amounts approximate fair value. Those financial instruments include cash and due from banks, funds sold and other short-term investments, accrued interest receivable, and accrued interest payable.

Mortgages Held for Sale—The fair value of mortgages held for sale are based on quoted market rates or, in the case where a firm commitment has been made to sell the loan, the firm committed price.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Securities—The fair value of securities is based on quoted market prices or dealer quotes. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Loans—The fair value of performing loans is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan. The estimate of maturity is based on our and the industry’s historical experience with repayments for each loan classification, modified, as required, by an estimate of the effect of current economic and lending conditions. Fair value of impaired loans approximates their carrying value because such loans are recorded at estimated recoverable value of the collateral or the underlying cash flow.

Investment in Bank Owned Life Insurance—The fair value of our investment in bank owned life insurance is equal to its cash surrender value.

Deposit Liabilities—The fair values disclosed for non-interest bearing demand deposits, savings deposits, interest-bearing deposits, and money market deposits are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The fair value for certificate of deposits and brokered deposits were estimated using present value techniques by discounting the future cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

Borrowed Funds—The fair value of repurchase agreements and FHLB advances is estimated by discounting the agreements based on maturities using the rates currently offered for repurchase agreements of similar remaining maturities. The carrying amounts of funds purchased and other borrowed funds approximate their fair value due to their short-term nature.

Subordinated Debts—The fair value of subordinated debt was determined using available market quotes.

Derivative Assets and Liabilities—The fair value of derivative instruments are based either on cash flow projection models acquired from third parties or observable market price.

Commitments—Given the limited interest rate exposure posed by the commitments outstanding at year-end due to their general variable nature, combined with the general short-term nature of the commitment periods entered into, termination clauses provided in the agreements, and the market rate of fees charged, we have estimated the fair value of commitments outstanding to be immaterial.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial Instruments

	December 31,
	2008		2007
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(amounts in thousands)
Financial Assets:
Cash and due from banks	$131,848	$131,848	$51,331	$51,331
Funds sold and other short-term investments	98,387	98,387	13,220	13,220
Mortgages held for sale	17,082	17,082	19,358	19,358
Securities available-for-sale	1,425,564	1,425,564	526,271	526,271
Non-marketable equity investments	27,213	27,213	12,459	12,459
Loans, net of reserve for loan losses	7,924,135	8,070,621	4,128,904	4,150,809
Accrued interest receivable	34,282	34,282	24,144	24,144
Investment in bank owned life insurance	45,938	45,938	44,129	44,129
Derivative assets	74,570	74,570	720	720
Financial Liabilities:
Deposits	$7,996,456	$8,027,173	$3,761,138	$3,766,466
Borrowed funds	1,029,085	1,014,953	560,809	559,042
Junior subordinated debentures	244,793	198,574	101,033	104,997
Accrued interest payable	37,809	37,809	16,134	16,134
Derivative liabilities	76,068	76,068	700	700

21.	OPERATING SEGMENTS

We have two primary operating segments, Banking and The PrivateWealth Group that are delineated by the products and services that each segment offers. The Banking operating segment includes both commercial and personal banking services and The PrivateBank Mortgage Company. Commercial banking services are primarily provided to corporations and other business clients and include a wide array of lending and cash management products. Personal banking services offered to affluent individuals, professionals, and entrepreneurs include direct lending and depository services. The PrivateWealth Group operating segment includes fee-based services, investment advisory, personal trust and administration, custodial services, retirement accounts, and brokerage services, including personal investment management services provided by Lodestar, a subsidiary of The PrivateBank – Chicago. The activities of the third operating segment, the Holding Company, include the direct and indirect ownership of our banking and nonbanking subsidiaries and the issuance of debt.

The accounting policies of the individual operating segments are the same as those of the Company as described in Note 1. Transactions between operating segments are primarily conducted at fair value, resulting in profits that are eliminated for consolidated results of operation. Financial results for each segment are presented below. For segment reporting purposes the statement of condition of the PrivateWealth segment is included with the Banking segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Operating Segments Performance

			Holding
			Company	Intersegment
	Banking	PrivateWealth	Activities	Eliminations	Consolidated
	(amounts in thousands)
2008
Net interest income	$214,329	$2,229	$(22,182)	$(2,619)	$191,757
Provision for loan losses	189,579	—	—	—	189,579
Non-interest income	24,348	16,968	206	(206)	41,316
Non-interest expense	150,535	16,661	29,135	(206)	196,125
Minority interest expense	—	309	—	—	309

(Loss) income before taxes	(101,437)	2,227	(51,111)	(2,619)	(152,940)
Income tax (benefit) provision	(44,176)	854	(16,558)	(959)	(60,839)

Net (loss) income	(57,261)	1,373	(34,553)	(1,660)	(92,101)
Preferred stock dividend	—	—	546	—	546

Net earnings available to common stockholders	$(57,261)	$1,373	$(35,099)	$(1,660)	$(92,647)

Assets	$9,060,949	$—	$992,832	$(13,039)	$10,040,742
Total loans	8,036,807	—	—	—	8,036,807
Deposits	8,009,495	—	—	(13,039)	7,996,456
Borrowings	894,085	—	379,793	—	1,273,878
Stockholders’ equity	935,400	—	605,232	(935,400)	605,232

2007
Net interest income	$142,403	$1,264	$(14,188)	$(1,357)	$128,122
Provision for loan losses	16,934	—	—	—	16,934
Non-interest income	10,039	16,188	238	(191)	26,274
Non-interest expense	90,450	14,667	17,483	(191)	122,409
Minority interest expense	—	363	—	—	363

Income (loss) before taxes	45,058	2,422	(31,433)	(1,357)	14,690
Income tax provision (benefit)	12,610	924	(10,107)	(544)	2,883

Net income (loss)	32,448	1,498	(21,326)	(813)	11,807
Preferred stock dividend	—	—	107	—	107

Net earnings available to common stockholders	$32,448	$1,498	$(21,433)	$(813)	$11,700

Assets	$4,399,741	$—	$799,365	$(208,901)	$4,990,205
Total loans	4,177,795	—	—	—	4,177,795
Deposits	3,970,039	—	—	(208,901)	3,761,138
Borrowings	370,560	—	291,283	—	661,843
Stockholders’ equity	574,673	—	500,793	(574,673)	500,793

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

			Holding
			Company	Intersegment
	Banking	PrivateWealth	Activities	Eliminations	Consolidated
	(amounts in thousands)

2006
Net interest income	$125,541	$645	$(8,016)	$(696)	$117,474
Provision for loan losses	6,836	—	—	—	6,836
Non-interest income	9,283	13,855	212	(188)	23,162
Non-interest expense	60,144	9,612	9,498	(188)	79,066
Minority interest expense	—	330	—	—	330

Income (loss) before taxes	67,844	4,558	(17,302)	(696)	54,404
Income tax provision (benefit)	20,669	1,711	(5,545)	(277)	16,558

Net income (loss)	$47,175	$2,847	$(11,757)	$(419)	$37,846

22.	CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

The following represents the condensed financial statements of PrivateBancorp, Inc., the Parent Company.

Statements of Financial Condition
(Parent Company only)

	December 31,
	2008	2007
	(amounts in thousands)
Assets
Cash and interest-bearing deposits	$13,039	$208,901
Investment in and advances to subsidiaries	938,442	577,704
Other assets	41,351	12,760

Total assets	$992,832	$799,365

Liabilities and Stockholders’ Equity
Short-term borrowings	$135,000	$190,250
Long-term debt	244,793	101,033
Accrued expenses and other liabilities	7,807	7,289
Stockholders’ equity	605,232	500,793

Total liabilities and stockholders’ equity	$992,832	$799,365

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Statements of Income
(Parent Company only)

	Years ended December 31,
	2008	2007	2006
	(amounts in thousands)
Income
Interest income	$390	$237	$84
Securities transactions and other income	206	238	212

Total income	596	475	296

Expenses
Interest expense	22,572	14,425	8,100
Share-based compensation expense	18,767	7,350	4,344
Other expenses	10,368	10,133	5,154

Total expenses	51,707	31,908	17,598

Income before income tax expense and equity in undistributed income of subsidiaries	(51,111)	(31,433)	(17,302)
Income tax benefit	(16,558)	(10,107)	(5,545)

Income before undistributed income of subsidiaries	(34,553)	(21,326)	(11,757)
Equity in undistributed income of subsidiaries	(57,548)	33,133	49,603

Net (loss) income	(92,101)	11,807	37,846

Preferred stock dividend	546	107	—

Net earnings available to common stockholders	$(92,647)	$11,700	$37,846

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Statements of Cash Flows
(Parent Company only)

	Years ended December 31,
	2008	2007	2006
	(amounts in thousands)
Operating Activities
Net (loss) income	$(92,101)	$11,807	$37,846
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income from subsidiaries	57,548	(33,133)	(49,603)
Share-based compensation expense	18,767	7,350	4,344
Net (increase) decrease in other assets	(28,591)	6,060	(1,341)
Net increase (decrease) in other liabilities	241	2,330	2,410
Other, net	(715)	(2,551)	(6,254)

Net cash used in operating activities	(44,851)	(8,137)	(12,598)

Investing Activities
Net capital investments in bank subsidiaries	(397,900)	(73,500)	(54,000)
Repayment of investment in subsidiaries	—	—	17,027
Acquisition, net of cash acquired	—	—	(20,438)

Net cash (used in) provided by investing activities	(397,900)	(73,500)	(57,411)

Financing Activities
Funds borrowed	163,760	150,850	72,000
Repayment of debt	(75,250)	(45,850)	—
Proceeds from the issuance of preferred stock	17,070	41,000	—
Proceeds from the issuance of common stock	149,646	154,607	—
Acquisition of treasury stock	(3,726)	(8,305)	(2,526)
Cash dividends paid	(9,944)	(7,142)	(5,101)
Exercise of stock options and restricted share activity	3,268	2,005	1,864
Excess tax benefit related to share based compensation	2,065	282	1,438

Net cash provided by (used in) financing activities	246,889	287,447	67,675

Net (decrease) increase in cash and cash equivalents	(195,862)	205,810	(2,334)
Cash and cash equivalents at beginning of year	208,901	3,091	5,425

Cash and cash equivalents at end of year	$13,039	$208,901	$3,091

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

23.	QUARTERLY EARNINGS PERFORMANCE (UNAUDITED)

Quarterly Earnings Performance(1)

	2008				2007
	Fourth	Third	Second	First	Fourth	Third	Second	First
	(amounts in thousands, except per share data)
Interest income	$120,637	$109,813	$92,075	$82,889	$77,601	$78,353	$76,909	75,061
Interest expense	61,455	56,658	48,959	46,569	45,853	46,065	44,798	43,086
Net interest income	59,182	53,155	43,116	36,320	31,748	32,288	32,111	31,975
Provision for loan losses	119,250	30,173	23,024	17,133	10,171	2,399	2,958	1,406
Non-interest income	12,413	11,534	9,141	7,702	6,204	6,400	7,056	6,266
(Losses) gains on securities sales, net	(770)	180	286	814	—	366	(97)	79
Non-interest expense	54,903	47,085	51,207	42,932	51,810	23,924	23,310	23,365
Minority interest	53	86	101	68	78	100	95	90
Income (loss) before income tax provision	(103,381)	(12,475)	(21,789)	(15,297)	(24,107)	12,631	12,707	13,459
Income tax (benefit) provision	(40,770)	(5,211)	(8,494)	(6,364)	(8,962)	3,466	3,956	4,423
Net (loss) income	(62,611)	(7,264)	(13,295)	(8,933)	(15,145)	9,165	8,751	9,036
Preferred stock dividends	146	146	146	107	107	—	—	—
Net (loss) income available to common stockholders	$(62,757)	$(7,410)	$(13,441)	$(9,040)	$(15,252)	$9,165	$8,751	9,036

Basic earnings per share	$(1.98)	$(0.23)	$(0.48)	$(0.34)	$(0.68)	$0.43	$0.41	0.42
Diluted earnings per share	$(1.98)	$(0.23)	$(0.48)	$(0.34)	$(0.68)	$0.42	$0.40	0.41

Return on average equity	(40.83)%	(4.59)%	(9.89)%	(7.81)%	(16.61)%	11.80%	11.66%	12.37%
Return on average assets	(2.64)%	(0.35)%	(0.80)%	(0.66)%	(1.30)%	0.82%	0.80%	0.86%
Net interest margin—tax- equivalent	2.62%	2.72%	2.77%	2.91%	3.00%	3.16%	3.23%	3.31%

(1)	All ratios are presented on an annualized basis.

24.	SUBSEQUENT EVENT

Participation in the United States Treasury Capital Purchase Program—On January 16, 2009, we received preliminary approval to issue to the U.S. Department of Treasury (the “Treasury”) up to $243.8 million of senior preferred shares, the maximum allowable under the Capital Purchase Plan of the Emergency Economic Stabilization Act of 2008, and on January 30, 2009, consummated such issuance. We also issued to the Treasury a ten-year warrant to purchase up to 1.3 million shares of our common stock, or 15% of the aggregate dollar amount of the senior preferred shares purchased by the Treasury, at an exercise price of $28.35 per share. The exercise price and market price for determining the number of shares of common stock subject to the warrants, was based on the 20-trading day average closing price for our common stock prior to the preliminary approval date.

Under the agreement, we issued cumulative preferred stock to the Treasury at a rate of 5% per annum for the first five years. The rate will increase to 9% per annum, thereafter, if we do not redeem the cumulative preferred shares. As a result of changes made by the American Recovery and Reinvestment Act of 2009, which was signed into law on February 17, 2009, the cumulative preferred stock may be redeemed at any time, subject to consultation with our primary regulator. When the cumulative preferred stock is fully redeemed, the warrants shall be immediately liquidated by Treasury. All redemptions of the cumulative preferred stock shall be at 100% of its issue price, plus any accrued

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and unpaid dividends. The cumulative preferred stock shall be non-voting, other than for class voting rights on any authorization or issuance of senior ranking shares, any amendment to its rights, or any merger, exchange or similar transaction which would adversely affect its rights.

For as long as the cumulative preferred stock is outstanding, no dividends may be declared or paid on junior preferred shares, preferred shares ranking equal to the cumulative preferred stock, or common shares, nor may we repurchase or redeem any such shares, unless all accrued and unpaid dividends for all past dividend periods on the cumulative preferred stock are fully paid. The consent of the Treasury is required for any increase in the quarterly dividends per share of our common stock or for any share repurchases of junior preferred or common shares, until the earlier of the third anniversary date of the cumulative preferred stock issuance or the date the cumulative preferred stock is redeemed in whole. Participation in this program also subjects us to certain executive compensation and corporate governance restrictions, which were expanded by the American Recovery and Reinvestment Act of 2009.

On a pro forma basis, our Tier 1 capital ratio at December 31, 2008, after the issuance of the $243.8 million of preferred stock to the Treasury, would have been approximately 10.43%.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

As of the end of the period covered by this report (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Interim Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, the Chief Executive Officer and Interim Chief Financial Officer concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report On Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.

Management, including our Chief Executive Officer and Interim Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2008 was effective based on the specified criteria.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. That report, which expresses an unqualified opinion on the Company’s internal control over financial reporting as of December 31, 2008, is included in this Item under the heading “Attestation Report of Independent Registered Public Accounting Firm.”

Attestation Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders PrivateBancorp, Inc.:

We have audited PrivateBancorp, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). PrivateBancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, PrivateBancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of PrivateBancorp, Inc. and subsidiaries as of December 31, 2008 and December 31, 2007, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 of PrivateBancorp, Inc. and our report dated March 2, 2009 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Chicago, Illinois
March 2, 2009

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Our executive officers are elected annually by our Board of Directors. Certain information regarding the Company’s executive officers is set forth below.

		Executive
Name (Age)	Position or Employment for Past Five Years	Officer Since

Larry D. Richman (56)	President and Chief Executive Officer of PrivateBancorp, and President and Chief Executive Officer of The PrivateBank – Chicago, since November 2007. Mr. Richman was previously President and Chief Executive Officer of LaSalle Bank, N.A. and President of LaSalle Bank Midwest N.A., which was sold to Bank of America Corporation on October 1, 2007. Mr. Richman began his career with American National Bank and joined Exchange National Bank in 1981, which merged with LaSalle Bank in 1990.	2007

C. Brant Ahrens (38)	Managing Director and Chief Strategy and Marketing Officer, overseeing the strategic development, marketing, communications and corporate contributions areas. Prior to joining PrivateBancorp, Mr. Ahrens was Group Senior Vice President and head of the Financial Institutions Group at LaSalle Bank, N.A., where he spent 15 years in various capacities including risk management, strategic development and as head of International Corporate Banking.	2007

Karen B. Case (50)	President of Commercial Real Estate Banking since October 2007. Ms. Case was previously Executive Vice President of LaSalle Bank, N.A., overseeing the Illinois Commercial Real Estate group. Prior to joining LaSalle in 1992, Ms. Case established and managed the Midwest real estate lending operations for New York-based Marine Midland Bank.	2007

Gary S. Collins (50)	President of The PrivateClients Group of The PrivateBank – Chicago offices, has been a Managing Director of The PrivateBank – Chicago since 1991, and was previously Co-vice Chairman of The PrivateBank – Chicago from 2001 to 2007. He is a Director of The PrivateBank – Michigan. Prior to joining The PrivateBank, Mr. Collins served as Senior Vice President at First Colonial Bancshares of Avenue Bank of Oak Park and, prior thereto, as Senior Vice President of First Chicago Bank of Oak Park, formerly known as Oak Park Trust and Savings Bank.	2007

Bruce R. Hague (54)	President of National Commercial Banking since October 2007. Prior to joining The PrivateBank, Mr. Hague dedicated more than 15 years of service to LaSalle Bank, N.A., where he ultimately became Executive Vice President of National Commercial Banking, responsible for 23 regional banking offices, including all commercial regional offices located throughout the United States, and International Corporate Banking.	2007

		Executive
Name (Age)	Position or Employment for Past Five Years	Officer Since

Wallace L. Head (58)	President and Chief Executive Officer of The PrivateWealth Group since December 2004. He also served as a director of The PrivateBank – Chicago and Chairman of its Trust Committee until 2008. Mr. Head served as the President and Chief Operating Officer of Family Office Exchange LLC from 2002 until joining PrivateBancorp. Prior thereto, Mr. Head held senior positions with investment management and professional service firms, including Arthur Andersen, where he was a tax partner and national director of individual tax and advisory services.	2004

Mark P. Holmes (49)	Interim Chief Financial Officer of PrivateBancorp and The PrivateBank – Chicago since February 2009, and Managing Director, Finance since October 2007. Prior to his employment with The PrivateBank, Mr. Holmes was Group Senior Vice President in the Finance department of ABN AMRO North America/LaSalle Bank.	2009

Bruce S. Lubin (55)	President of Illinois Commercial Banking since October 2007. He was previously executive vice president and Head of the Illinois Commercial Banking Group at LaSalle Bank, N.A. Mr. Lubin was employed by LaSalle since 1990, when LaSalle acquired The Exchange National Bank of Chicago, and he was an employee of Exchange beginning in 1984.	2007

Joan A. Schellhorn (60)	Chief Human Resources Officer of PrivateBancorp and The PrivateBank – Chicago since October 2007. She was previously Senior Vice President and human resources business partner supporting the commercial banking and global securities and trust services business units at LaSalle Bank, N.A.	2007

John B. (“Jay”) Williams (57)	Chief Operating Officer for PrivateBancorp as well as Chairman of the Board of The PrivateBank – Wisconsin. Prior to joining The PrivateBank, Mr. Williams was employed by U.S. Bank where he was President of U.S. Bank and its predecessor organizations Firstar/First Wisconsin for 31 years. He was President of U.S. Bank Wisconsin from 2000 to 2004.	2004

Kevin J. Van Solkema (48)	Chief Risk Officer for PrivateBancorp since January 2008. He was previously employed by LaSalle Bank, N.A., as Deputy Chief Credit Officer. From March through the middle of June 2007, Mr. Van Solkema was employed by CitiMortgage before rejoining LaSalle Bank. In April 2004, Mr. Van Solkema was appointed Head of Consumer Risk Management for ABN AMRO North America/LaSalle Bank, which included responsibility for all credit and operational risk management activities for ABN AMRO Mortgage Group, as well as LaSalle Bank’s consumer lending and portfolio mortgage units. Mr. Van Solkema was Head of Risk Management at Michigan National Bank prior to it being acquired by LaSalle in 2001.	2008

		Executive
Name (Age)	Position or Employment for Past Five Years	Officer Since

Christopher J. Zinski (46)	General Counsel and Corporate Secretary of PrivateBancorp and The PrivateBank – Chicago since September 2006. Prior to his employment with PrivateBancorp, he was a partner in the law firm of Schiff Hardin LLP where he was the head of the firm’s Financial Institutions practice and a member of the Corporate and Securities Group. Mr. Zinski also is a Certified Public Accountant.	2006

Information regarding our directors is included in our Proxy Statement for our 2009 Annual Meeting of Stockholders (the “Proxy Statement”) under the heading “Election of Directors” and the information included therein is incorporated herein by reference. Information regarding our executive officers is included in “Part I., Item 1. Business” of this report.

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

The information required by this item regarding Compensation Committee Interlocks and Insider Participation is included under the heading “Executive Compensation—Compensation Committee Interlocks and Insider Participation” in the Proxy Statement, and the Compensation Committee Report is included in the Proxy Statement under the heading “Compensation Committee Report.” The information included therein is incorporated herein by reference.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information, as of December 31, 2008, relating to our equity compensation plans pursuant to which equity awards are authorized for issuance.

	Equity Compensation Plan Information
			Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted-average	future issuance under
	exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
Equity Compensation	warrants, and rights	warrants, and rights	reflected in column(a))
Plan Category	(a)	(b)	(c)

Approved by security holders(1)	2,308,660	$28.86	3,273,807
Not approved by security holders(2)	3,344,749	29.51	543,450

Total	5,653,409	$29.24	3,817,257

(1)	Includes all outstanding options and awards under our Incentive Compensation Plan, Stock Incentive Plan and the Long Term Incentive Plan (the “Plans”). Additional information and details about the Plans are also disclosed in Note 17 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.

(2)	Includes all outstanding options and awards under the Strategic Long Term Incentive Plan and shares underlying deferred stock units credited under our Deferred Compensation Plan, payable on a one-for-one basis in shares of our common stock. Additional information and details about the Plans are also disclosed in Note 17 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

Information regarding the fees we paid our independent accountants, Ernst & Young LLP, during 2008 is included in the Proxy Statement under the heading “Principal Accounting Firm Fees” and the information included therein is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following consolidated financial statements of the Registrant and its subsidiaries are filed as a part of this document under “Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.”

Report of Independent Registered Accounting Firm.

Consolidated Statements of Financial Condition as of December 31, 2008 and 2007.

Consolidated Statements of Income for the years ended December 31, 2008, 2007, and 2006.

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2008, 2007, and 2006.

Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007, and 2006.

Notes to Consolidated Financial Statements.

(a)(2) Financial Statement Schedules

All financial statement schedules for the Registrant and its subsidiaries required by Item 8 and Item 15 of this Form 10-K are omitted because of the absence of conditions under which they are required, or because the information is set forth in the consolidated financial statements or the notes thereto.

(a)(3) Exhibits

See Exhibit Index filed at the end of this report, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIVATEBANCORP, INC.
Registrant

By:	/s/ Larry D. Richman
Larry D. Richman
President and Chief Executive Officer

Date: March 2, 2009

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 2, 2009.

Signatures	Title

/s/ Larry D. Richman Larry D. Richman	President, Chief Executive Officer and Director

/s/ Mark P. Holmes Mark P. Holmes	Interim Chief Financial Officer and Principal Financial Officer

/s/ Barbara E. Briick Barbara E. Briick	Controller, Chief Accounting Officer and Principal Accounting Officer

/s/ Ralph B. Mandell Ralph B. Mandell	Executive Chairman and Director

/s/ Donald L. Beal Donald L. Beal	Director

/s/ Norman R. Bobins Norman R. Bobins	Director

/s/ William A. Castellano William A. Castellano	Director

/s/ Robert F. Coleman Robert F. Coleman	Director

/s/ Patrick F. Daly Patrick F. Daly	Director

/s/ William A. Goldstein William A. Goldstein	Director

Signatures	Title

/s/ James M. Guyette James M. Guyette	Director

/s/ Philip M. Kayman Philip M. Kayman	Director

/s/ Cheryl Mayberry McKissack Cheryl Mayberry McKissack	Director

/s/ William J. Podl William J. Podl	Director

/s/ Edward W. Rabin Edward W. Rabin	Director

/s/ Collin E. Roche Collin E. Roche	Director

/s/ William R. Rybak William R. Rybak	Director

/s/ Alejandro Silva Alejandro Silva	Director

/s/ James C. Tyree James C. Tyree	Director

EXHIBIT INDEX

Exhibit
Number	Description of Documents

3.1	Certificate of amendment of the Amended and Restated Certificate of Incorporation of PrivateBancorp, Inc., as amended, is incorporated herein by reference to Exhibit 4.1 to the Company’s Form S-8 Registration Statement (File No. 333-151178) dated May 23, 2008.
3.2	Certificate of amendment of the Amended and Restated Certificate of Incorporation of PrivateBancorp, Inc., as amended, is incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-25887) dated March 31, 2004.
3.3	Amended and Restated Certificate of Incorporation of PrivateBancorp, Inc., as amended, is incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-25887) dated March 31, 2003.
3.4	Amended and Restated By-laws of PrivateBancorp, Inc. is incorporated herein by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q (File No. 000-25887) dated September 30, 2007.
3.5	Certificate of Designation of Series A Junior Nonvoting Preferred Stock of PrivateBancorp, Inc. is incorporated herein by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K (File No. 000-25887) dated December 31, 2007.
3.6	First Amendment to the Certificate of Designation of Series A Junior Nonvoting Preferred Stock of PrivateBancorp, Inc. is incorporated herein by reference to Exhibit 3.6 to the Company’s Quarterly Report on Form 10-Q (File No. 000-25887) dated June 30, 2008.
3.7	Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series B, dated January 28, 2009 is herein incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-25887) filed on February 3, 2009.
4.1	Certain instruments defining the rights of the holders of long-term debt of the Company and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis, have not been filed as exhibits. The Company hereby agrees to furnish a copy of any of these agreements to the SEC upon request.
4.2	Form of Preemptive and Registration Rights Agreement dated as of November 26, 2007 is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 000-25887) dated November 26, 2007.
4.3	Warrant to purchase shares of Common Stock is herein incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 000-25887) filed on February 3, 2009.
10.1	Lease agreement for 120 S. LaSalle Street, Chicago, Illinois dated as of April 25, 2008 by and between TR 120 S. LaSalle Corp and The PrivateBank and Trust Company is incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q (File No. 000-25887) dated June 30, 2008.
10.2	Revolving Credit Agreement dated as of September 26, 2008 among PrivateBancorp, Inc., the Lenders From Time to Time Party Thereto and SunTrust Bank as Administrative Agent is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-25887) filed on October 2, 2008.
10.3	Subordinated Term Loan Agreement dated as of September 26, 2008 among The PrivateBank and Trust Company, the Lenders From Time to Time Party Thereto and SunTrust Bank as Administrative Agent is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 000-25887) filed on October 2, 2008.
10.4	First Amendment to Revolving Credit Agreement dated as of December 5, 2008 among PrivateBancorp, Inc., the Lenders From Time to Time Party Thereto and SunTrust Bank as Administrative Agent.

Exhibit
Number	Description of Documents

10.5	Second Amendment to Revolving Credit Agreement and Limited Waiver dated as of February 13, 2009 among PrivateBancorp, Inc., the Lenders From Time to Time Party Thereto and SunTrust Bank as Administrative Agent.
10.6	Form of Stock Purchase Agreement dated as of November 26, 2007 between PrivateBancorp, Inc. and the Purchasers named therein is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-25887) dated November 26, 2007.
10.7	Letter Agreement including the Securities Purchase Agreement—Standard Terms attached thereto, dated January 30, 2009, between PrivateBancorp, Inc. and the United States Department of the Treasury, with respect to the issuance and sale of the Preferred Stock and the Warrant is herein incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-25887) filed on February 3, 2009.
10.8	PrivateBancorp, Inc. Amended and Restated Stock Incentive Plan is incorporated herein by reference to Appendix A to the Company’s Proxy Statement for its 2000 Annual Meeting of Stockholders (File No. 000-25887).
10.9	PrivateBancorp, Inc. Incentive Compensation Plan, as amended, is incorporated herein by reference to Appendix A to the Company’s Proxy Statement for its 2005 Annual Meeting of Stockholders (File No. 000-25887).
10.10	PrivateBancorp, Inc. Deferred Compensation Plan is incorporated herein by reference to Exhibit 4.4 to the Company’s Form S-8 Registration Statement (File No. 333-104807) dated April 29, 2003.
10.11	PrivateBancorp, Inc. Strategic Long-Term Incentive Plan is incorporated herein by reference to Exhibit 99.1 to the Company’s Form S-8 Registration Statement (File No. 333-147451) dated November 16, 2007.
10.12	PrivateBancorp, Inc. 2007 Long-Term Incentive Compensation Plan is incorporated herein by reference to Exhibit 99.1 to the Company’s Form S-8 Registration Statement (File No. 333-151178) dated May 23, 2008.
10.13	Form of Inducement Performance Share Award Agreement pursuant to the PrivateBancorp, Inc. Strategic Long-Term Incentive Compensation Plan is incorporated herein by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K (File No. 000-25887) dated December 31, 2007.
10.14	Form of Nonqualified Inducement Performance Stock Option Agreement pursuant to the PrivateBancorp, Inc. Strategic Long-Term Incentive Compensation Plan is herein incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K (File No. 000-25887) dated December 31, 2007.
10.15	Form of Nonqualified Inducement Time-Vested Stock Option Agreement pursuant to the PrivateBancorp, Inc. Strategic Long-Term Incentive Compensation Plan is incorporated herein by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K (File No. 000-25887) dated December 31, 2007.
10.16	Form of Incentive Stock Option Agreement pursuant to the PrivateBancorp, Inc. Incentive Compensation Plan is incorporated herein by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K (File No. 000-25887) dated December 31, 2004.
10.17	Form of Director Stock Option Agreement pursuant to the PrivateBancorp, Inc. Incentive Compensation Plan is incorporated herein by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K (File No. 000-25887) dated December 31, 2004.
10.18	Form of Non-qualified Stock Option Agreement pursuant to the PrivateBancorp, Inc. Incentive Compensation Plan. Is incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 000-25887) dated September 30, 2006.

Exhibit
Number	Description of Documents

10.19	Form of Restricted Stock Award Agreement pursuant to the PrivateBancorp, Inc. Incentive Compensation Plan is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-25887) dated September 30, 2006.
10.20	Form of non-employee Director Restricted Stock Award Agreement pursuant to the PrivateBancorp, Inc. 2007 Long-Term Incentive Compensation Plan is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-25887) dated June 30, 2008.
10.21	Form of Employee Non-qualified Stock Option Agreement pursuant to the PrivateBancorp, Inc. 2007 Long-Term Incentive Compensation Plan is incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 000-25887) dated June 30, 2008.
10.22	Form of Employee Restricted Stock Award Agreement for Restricted Stock Units pursuant to the PrivateBancorp, Inc. 2007 Long-Term Incentive Compensation Plan is incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 000-25887) dated June 30, 2008.
10.23	Form of Employee Restricted Stock Award Agreement for Restricted Stock Units pursuant to the PrivateBancorp, Inc. 2007 Long-Term Incentive Compensation Plan is incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 000-25887) dated June 30, 2008.
10.24	Form of Indemnification Agreement by and between PrivateBancorp, Inc. and its directors and executive officers is incorporated herein by reference to Exhibit 10.10 to the Company’s Form S-1 Registration Statement (File No. 333-77147) dated June 15, 1999.
10.25	Employment Term Sheet Agreement between Ralph B. Mandell and PrivateBancorp, Inc. dated December 14, 2007 is incorporated herein by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K (File No. 000-25887) dated December 31, 2007.
10.26	Employment Term Sheet Agreement among Larry D. Richman, PrivateBancorp, Inc. and The PrivateBank and Trust Company dated October 31, 2007 is incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K (File No. 000-25887) dated December 31, 2007.
10.27	Employment Term Sheet Agreement among Karen B. Case, PrivateBancorp, Inc. and The PrivateBank and Trust Company dated October 29, 2007 is incorporated herein by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K (File No. 000-25887) dated December 31, 2007.
10.28	Employment Term Sheet Agreement among Bruce R. Hague, PrivateBancorp, Inc. and The PrivateBank and Trust Company dated October 25, 2007 is incorporated herein by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K (File No. 000-25887) dated December 31, 2007.
10.29	Employment Term Sheet Agreement among Bruce S. Lubin, PrivateBancorp, Inc. and The PrivateBank and Trust Company dated October 25, 2007 is incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K (File No. 000-25887) dated December 31, 2007.
10.30	Employment Term Sheet Agreement among Dennis L. Klaeser, PrivateBancorp, Inc. and The PrivateBank and Trust Company dated December 12, 2007 is incorporated herein by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K (File No. 000-25887) dated December 31, 2007.
10.31	Term Sheet Agreement dated July 7, 2008 between The PrivateBank and Trust Company and Norman R. Bobins is incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 000-25887) dated September 30, 2008.

Exhibit
Number		Description of Documents

10.32		Employment Term Sheet Agreement among Kevin M. Killips, PrivateBancorp, Inc. and The PrivateBank and Trust Company dated February 6, 2009 is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-25887) filed on February 9, 2009.
10.33		Form of Senior Executive Officer Letter Agreement and Waiver executed by each of the following executive officers of PrivateBancorp, Inc. as required pursuant to the Securities Purchase Agreement dated January 30, 2009 entered into between PrivateBancorp, Inc. and the United States Department of the Treasury under the TARP Capital Purchase Program: Larry D. Richman, Dennis L. Klaeser, Bruce Lubin, Bruce Hague, Karen Case, Ralph B. Mandell, Gary S. Collins, C. Brant Ahrens, Wallace L. Head, John B. Williams, Kevin J. Van Solkema, and Joan A. Schellhorn.
11		Statement re: Computation of Per Share Earnings—The computation of basic and diluted earnings per share is included in Note 13 of the Company’s Notes to Consolidated Financial Statements included in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” included in this report on Form 10-K.
12		Statement re: Computation of Ratio of Earnings to Fixed Charges.
21		Subsidiaries of the Registrant.
23		Consent of Independent Registered Public Accounting Firm.
24		Powers of Attorney (set forth on signature page).
31.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1(1)	Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibits 10.8 through 10.33 are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 14(a)3. All other exhibits that are required to be filed with this form are not applicable to the Company.

(1)	Furnished, not filed.