Form 10-K/A
period 2008-12-31
PRIVATEBANCORP, INC
filed 2009-04-30
CIK 889936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year-ended December 31, 2008

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____________ to ____________

COMMISSION FILE NUMBER 000-25887

Delaware (State or other jurisdiction of incorporation or organization)	36-3681151 (IRS Employer Identification No.)

120 South LaSalle Street
Chicago, Illinois 60603
(Address of principal executive offices) (zip code)

Registrant’s telephone number, including area code: (312) 564-2400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, No Par Value	Nasdaq Global Select Stock Market
10% Trust Preferred Securities of PrivateBancorp Capital Trust IV	Nasdaq Global Select Stock Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).  Large accelerated filer ☒  Accelerated filer  ☐

Non-accelerated filer ☐  Smaller Reporting Company ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the registrant’s outstanding voting common stock held by non-affiliates on June 30, 2008, determined using a per share closing price on that date of $30.38, as quoted on The Nasdaq Stock Market, was $760,956,592.

At February 25, 2009, there were 33,605,490 shares of common stock, no par value, outstanding.

Documents incorporated by reference:  Portions of PrivateBancorp, Inc.’s Preliminary Proxy Statement for its 2009 Annual Meeting of Stockholders to be held on May 28, 2009, filed with the SEC on April 21, 2009, are incorporated by reference into this Amendment No. 1 on Form 10-K/A in response to Part III, Items 10, 11, 12, 13 and 14.  The portions of the Preliminary Proxy Statement so incorporated by reference are filed as an exhibit hereto pursuant to Rule 12b-23 under the Securities Exchange Act of 1934.

EXPLANATORY NOTE

Pursuant to General Instruction G to Form 10-K, this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which was filed with the Securities and Exchange Commission (the “SEC”) on March 2, 2009 (the “Original Filing”), is being filed for the sole purpose of including information in Part III, Items 10 through 14, because the definitive Proxy Statement for our 2009 Annual Meeting of Stockholders will not be filed with the SEC within 120 days after the end of our 2008 fiscal year.  Such information is being incorporated into this Amendment No. 1 by reference to portions of the Preliminary Proxy Statement for our 2009 Annual Meeting of Stockholders, which was filed with the SEC on April 21, 2009 (the “Preliminary Proxy Statement”).  The reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing is hereby deleted.

The portions of the Preliminary Proxy Statement incorporated herein by reference are filed as an exhibit hereto pursuant to Rule 12b-23 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  The portions of the Preliminary Proxy Statement that are not expressly incorporated by reference into Part III, Items 10 through 14, shall not be deemed incorporated by reference into, and are not part of, this Amendment No. 1.

In accordance with Rule 12b-15 under the Exchange Act, Part III, Items 10 through 14 of the Original Filing have been amended and restated in their entirety, and Part IV, Item 15 of the Original Filing has been amended and restated solely to include as exhibits the new certifications required by Rule 13a-14(a) under the Exchange Act and the Preliminary Proxy Statement.  This Amendment No. 1 does not amend or otherwise update any other information in the Original Filing.  Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

FORM 10-K/A

TABLE OF CONTENTS

Page

Part III

Part IV

ITEM 15.	Exhibits and Financial Statement Schedules	5

i

PART III

Item 10.                      Directors, Executive Officers and Corporate Governance

Our executive officers are elected annually by our Board of Directors.  Certain information regarding the Company’s executive officers is set forth below.

Name (Age)	Position or Employment for Past Five Years	Executive Officer Since
Larry D. Richman (56)	President and Chief Executive Officer of PrivateBancorp, and President and Chief Executive Officer of The PrivateBank – Chicago, since November 2007. Mr. Richman was previously President and Chief Executive Officer of LaSalle Bank, N.A. and President of LaSalle Bank Midwest N.A., which was sold to Bank of America Corporation on October 1, 2007. Mr. Richman began his career with American National Bank and joined Exchange National Bank in 1981, which merged with LaSalle Bank in 1990.	2007
C. Brant Ahrens (38)	Managing Director and Chief Strategy and Marketing Officer, overseeing the strategic development, marketing, communications and corporate contributions areas. Prior to joining PrivateBancorp, Mr. Ahrens was Group Senior Vice President and head of the Financial Institutions Group at LaSalle Bank, N.A., where he spent 15 years in various capacities including risk management, strategic development and as head of International Corporate Banking.	2007
Karen B. Case (50)	President of Commercial Real Estate Banking since October 2007. Ms. Case was previously Executive Vice President of LaSalle Bank, N.A., overseeing the Illinois Commercial Real Estate group. Prior to joining LaSalle in 1992, Ms. Case established and managed the Midwest real estate lending operations for New York-based Marine Midland Bank.	2007
Gary S. Collins (50)	President of The PrivateClients Group of The PrivateBank – Chicago offices, has been a Managing Director of The PrivateBank – Chicago since 1991, and was previously Co-vice Chairman of The PrivateBank – Chicago from 2001 to 2007. He is a Director of The PrivateBank – Michigan. Prior to joining The PrivateBank, Mr. Collins served as Senior Vice President at First Colonial Bancshares of Avenue Bank of Oak Park and, prior thereto, as Senior Vice President of First Chicago Bank of Oak Park, formerly known as Oak Park Trust and Savings Bank.	2007

Bruce R. Hague (54)	President of National Commercial Banking since October 2007. Prior to joining The PrivateBank, Mr. Hague dedicated more than 15 years of service to LaSalle Bank, N.A., where he ultimately became Executive Vice President of National Commercial Banking, responsible for 23 regional banking offices, including all commercial regional offices located throughout the United States, and International Corporate Banking.	2007
Wallace L. Head (59)	President and Chief Executive Officer of The PrivateWealth Group since December 2004. He also served as a director of The PrivateBank – Chicago and Chairman of its Trust Committee until 2008. Mr. Head served as the President and Chief Operating Officer of Family Office Exchange LLC from 2002 until joining PrivateBancorp. Prior thereto, Mr. Head held senior positions with investment management and professional service firms, including Arthur Andersen, where he was a tax partner and national director of individual tax and advisory services.	2004
Kevin M. Killips (54)
Chief Financial Officer of PrivateBancorp and The PrivateBank – Chicago since March 3, 2009.  Prior to his employment with the Company, Mr. Killips served as Senior Vice President, Chief Accounting Officer and Corporate Controller with Discover Financial Services from March 2008.  Prior to that, Mr. Killips spent nearly 10 years at LaSalle Bank and its then-parent company, ABN AMRO, serving as Executive Vice President, North American Chief Accounting Officer and Corporate Controller.  Prior to joining LaSalle, Mr. Killips was the Director of Internal Audit, and then Vice President – Finance at Transamerica Corporation.  He began his career at Ernst & Young, where he served from 1979 to 1993.  Mr. Killips is a certified public accountant.

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

Information relating to our directors, including our Audit Committee and audit committee financial expert and the procedures by which stockholders can recommend director nominees, is set forth in the portions of our Preliminary Proxy Statement that are denoted as responsive to Item 10 under Exhibit 99.1 in Part IV, Item 15.  These portions of the Preliminary Proxy Statement are included in such Exhibit 99.1 and are incorporated herein by reference.

Item 11.                      Executive Compensation

Information relating to our executive officer and director compensation and the report of the Compensation Committee of our Board of Directors is set forth in the portions of our Preliminary Proxy Statement that are denoted as responsive to Item 11 under Exhibit 99.1 in Part IV, Item 15.  These portions of the Preliminary Proxy Statement are included in such Exhibit 99.1 and are incorporated herein by reference.

Pursuant to Instructions 1 and 2 to Item 407(e)(5) of the SEC’s Regulation S-K, the report of our Compensation Committee included in Exhibit 99.1 shall be deemed furnished with the SEC and shall not be deemed to be “filed” as part of this Amendment No. 1 for the purposes of Section 18 of the Exchange Act or, unless we indicate otherwise, incorporated by reference into any other filing under the Securities Act of 1933 or the Exchange Act.

Item 12.                      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information relating to security ownership of certain beneficial owners of our common stock and information relating to the security ownership of our management is set forth in the portions of our Preliminary Proxy Statement that are denoted as responsive to Item 12 under Exhibit 99.1 in Part IV, Item 15.  These portions of the Preliminary Proxy Statement are included in such Exhibit 99.1 and are incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information, as of December 31, 2008, relating to our equity compensation plans pursuant to which equity awards are authorized for issuance.

	Equity Compensation Plan Information
Equity Compensation Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Approved by security holders (1)	2,308,660	$28.86	3,273,807
Not approved by security holders (2)	3,344,749	29.51	543,450
Total	5,653,409	$29.24	3,817,257
_______________
(1)
Includes all outstanding options and awards under our Incentive Compensation Plan, Stock Incentive Plan and the Long Term Incentive Plan (the “Plans”).  Additional information and details about the Plans are also disclosed in Note 17 of “Notes to Consolidated Financial Statements” in Part II, Item 8 of the Original Filing.

(2)
Includes all outstanding options and awards under the Strategic Long Term Incentive Plan and shares underlying deferred stock units credited under our Deferred Compensation Plan, payable on a one-for-one basis in shares of our common stock.  Additional information and details about the Plans are also disclosed in Note 17 of “Notes to Consolidated Financial Statements” in Part II, Item 8 of the Original Filing.

Item 13.                      Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions and director independence is set forth in the portions of our Preliminary Proxy Statement that are denoted as responsive to Item 13 under Exhibit 99.1 in Part IV, Item 15.  These portions of the Preliminary Proxy Statement are included in such Exhibit 99.1 and are incorporated herein by reference.

Item 14.                      Principal Accountant Fees and Services

Information regarding principal accountant fees and services is set forth in the portion of our Preliminary Proxy Statement that is denoted as responsive to Item 14 under Exhibit 99.1 in Part IV,

Item 15.  This portion of the Preliminary Proxy Statement is included in such Exhibit 99.1 and is incorporated herein by reference.

PART IV

Item 15.                      Exhibits and Financial Statement Schedules

(a) (1)                      Financial Statements

The consolidated financial statements required to be filed in our Annual Report on Form 10-K are included in Part II, Item 8 of the Original Filing.

(a) (2)                      Financial Statement Schedules

All financial statement schedules required to be filed by Item 8 and Item 15 of Form 10-K are omitted because of the absence of conditions under which they are required, or because the information is set forth in the consolidated financial statements or the notes thereto.

(a) (3)                      Exhibits

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

Exhibit Number	Description of Documents
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

10.4
First Amendment to Revolving Credit Agreement dated as of December 5, 2008 among PrivateBancorp, Inc., the Lenders From Time to Time Party Thereto and Suntrust Bank as Administrative Agent (incorporated by reference to the corresponding exhibit to the Original Filing).

10.5
Second Amendment to Revolving Credit Agreement dated as of February 13, 2009 among PrivateBancorp, Inc., the Lenders From Time to Time Party Thereto and Suntrust Bank as Administrative Agent (incorporated by reference to the corresponding exhibit to the Original Filing).

10.6
Form of Stock Purchase Agreement dated as of November 26, 2007 between PrivateBancorp, Inc. and the Purchasers named therein is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-25887) dated November 26, 2007.

10.7
Letter Agreement including the Securities Purchase Agreement – Standard Terms attached thereto, dated January 30, 2009, between PrivateBancorp, Inc. and the United States Department of the Treasury, with respect to the issuance and sale of the Preferred Stock and the Warrant is herein incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-25887) filed on February 3, 2009.

Exhibit Number	Description of Documents
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

10.24
Form of Indemnification Agreement by and between PrivateBancorp, Inc. and its directors and executive officers is incorporated herein by reference to Exhibit 10.10 to the Company’s Form S 1 Registration Statement (File No. 333-77147) dated June 15, 1999.

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

Exhibit Number	Description of Documents
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

10.33
Form of Senior Executive Officer Letter Agreement and Waiver executed by each of the following executive officers of PrivateBancorp, Inc. as required pursuant to the Securities Purchase Agreement dated January 30, 2009 entered into between PrivateBancorp, Inc. and the United States Department of the Treasury under the TARP Capital Purchase Program:  Larry D. Richman, Dennis L. Klaeser, Bruce Lubin, Bruce Hague, Karen Case, Ralph B. Mandell, Gary S. Collins, C. Brant Ahrens, Wallace L. Head, John B. Williams, Kevin J. Van Solkema, and Joan A. Schellhorn (incorporated by reference to the corresponding exhibit to the Original Filing).

11
Statement re: Computation of Per Share Earnings - The computation of basic and diluted earnings per share is included in Note 13 of the Company’s Notes to Consolidated Financial Statements included in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” included in this report on Form 10-K (incorporated by reference to the corresponding exhibit to the Original Filing).

12	Statement re: Computation of Ratio of Earnings to Fixed Charges (incorporated by reference to the corresponding exhibit to the Original Filing).
21	Subsidiaries of the Registrant (incorporated by reference to the corresponding exhibit to the Original Filing).
23	Consent of Independent Registered Public Accounting Firm (incorporated by reference to the corresponding exhibit to the Original Filing).
24	Powers of Attorney (incorporated by reference to the corresponding exhibit to the Original Filing).
31.1
Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Original Filing (incorporated by reference to the corresponding exhibit to the Original Filing).

31.2
Certification of Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Original Filing (incorporated by reference to the corresponding exhibit to the Original Filing).

31.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to Amendment No. 1.
31.4	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to Amendment No. 1.

Exhibit Number	Description of Documents
32.1

Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to the corresponding exhibit to the Original Filing).

99.1
The Registrant’s Preliminary Proxy Statement, of which portions under the captions, and on the pages, identified below are incorporated by reference into this Amendment No. 1, as specified herein:

Responsive to Item 10
“Proposal 1:  Election of Directors” (pages 4–7).
“Section 16(a) Beneficial Ownership Reporting Compliance” (page 55).
“Corporate Governance – Board Committees” (pages 10–11).
“Corporate Governance – Director Nomination Procedures” (pages 8–10).

Responsive to Item 11
“Compensation Discussion and Analysis” (pages 16–37).
“Compensation Committee Report” (pages 38–39).
“Executive Compensation” (pages 40–51).
“Director Compensation” (pages 51–55).

Responsive to Item 12
“Security Ownership of Certain Beneficial Owners, Directors and Executive Officers” (pages 14–15).

Responsive to Item 13
“Transactions with Related Person” (pages 55–57).
“Proposal 1. Election of Directors” (pages 4–7).
“Corporate Governance – Director Independence” (page 8).
“Corporate Governance – Board Committees” (pages 10–11).

Responsive to Item 14
“Proposal 2: Ratification of the Appointment of the Company’s Independent Registered Public Accounting Firm – Principal Accounting Firm Fees” (pages 58–59).
“Proposal 2: Ratification of the Appointment of the Company’s Independent Registered Public Accounting Firm – Pre-approval Procedures” (page 59).

_______________
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

Date: April 30, 2009

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

Exhibit Number	Description of Documents
10.3

Subordinated Term Loan Agreement dated as of September 26, 2008 among The PrivateBank and Trust Company, the Lenders From Time to Time Party Thereto and SunTrust Bank as Administrative Agent is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 000-25887) filed on October 2, 2008.

10.4
First Amendment to Revolving Credit Agreement dated as of December 5, 2008 among PrivateBancorp, Inc., the Lenders From Time to Time Party Thereto and Suntrust Bank as Administrative Agent (incorporated by reference to the corresponding exhibit to the Original Filing).

10.5
Second Amendment to Revolving Credit Agreement dated as of February 13, 2009 among PrivateBancorp, Inc., the Lenders From Time to Time Party Thereto and Suntrust Bank as Administrative Agent (incorporated by reference to the corresponding exhibit to the Original Filing).

10.6
Form of Stock Purchase Agreement dated as of November 26, 2007 between PrivateBancorp, Inc. and the Purchasers named therein is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-25887) dated November 26, 2007.

10.7
Letter Agreement including the Securities Purchase Agreement – Standard Terms attached thereto, dated January 30, 2009, between PrivateBancorp, Inc. and the United States Department of the Treasury, with respect to the issuance and sale of the Preferred Stock and the Warrant is herein incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-25887) filed on February 3, 2009.

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

Exhibit Number	Description of Documents
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

10.24
Form of Indemnification Agreement by and between PrivateBancorp, Inc. and its directors and executive officers is incorporated herein by reference to Exhibit 10.10 to the Company’s Form S 1 Registration Statement (File No. 333-77147) dated June 15, 1999.

10.25
Employment Term Sheet Agreement between Ralph B. Mandell and PrivateBancorp, Inc. dated December 14, 2007 is incorporated herein by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K (File No. 000-25887) dated December 31, 2007.

Exhibit Number	Description of Documents
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

10.33
Form of Senior Executive Officer Letter Agreement and Waiver executed by each of the following executive officers of PrivateBancorp, Inc. as required pursuant to the Securities Purchase Agreement dated January 30, 2009 entered into between PrivateBancorp, Inc. and the United States Department of the Treasury under the TARP Capital Purchase Program: Larry D. Richman, Dennis L. Klaeser, Bruce Lubin, Bruce Hague, Karen Case, Ralph B. Mandell, Gary S. Collins, C. Brant Ahrens, Wallace L. Head, John B. Williams, Kevin J. Van Solkema, and Joan A. Schellhorn (incorporated by reference to the corresponding exhibit to the Original Filing).

11
Statement re: Computation of Per Share Earnings - The computation of basic and diluted earnings per share is included in Note 13 of the Company’s Notes to Consolidated Financial Statements included in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” included in this report on Form 10-K (incorporated by reference to the corresponding exhibit to the Original Filing).

12	Statement re: Computation of Ratio of Earnings to Fixed Charges (incorporated by reference to the corresponding exhibit to the Original Filing).

Exhibit Number	Description of Documents
21	Subsidiaries of the Registrant (incorporated by reference to the corresponding exhibit to the Original Filing).
23	Consent of Independent Registered Public Accounting Firm (incorporated by reference to the corresponding exhibit to the Original Filing).
24	Powers of Attorney (incorporated by reference to the corresponding exhibit to the Original Filing).
31.1
Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Original Filing (incorporated by reference to the corresponding exhibit to the Original Filing).

31.2
Certification of Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Original Filing (incorporated by reference to the corresponding exhibit to the Original Filing).

31.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to Amendment No. 1.
31.4	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to Amendment No. 1.
32.1
Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to the corresponding exhibit to the Original Filing).

99.1	The Registrant’s Preliminary Proxy Statement for its 2009 Annual Stockholders Meeting.
_______________
Exhibits 10.8 through 10.33 are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 14(a)3.  All other exhibits that are required to be filed with this form are not applicable to the Company.