Form 10-Q
period 2009-03-31
PRIVATEBANCORP, INC
filed 2009-05-11
CIK 889936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission File Number 000-25887
PRIVATEBANCORP, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-3681151 (IRS Employer Identification No.)

120 South LaSalle Street, Chicago, Illinois (Address of principal executive offices)	60603 (zip code)
(312) 564-2400
Registrant’s telephone number, including area code
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 6, 2009, there were 33,688,441 shares of the issuer’s common stock, without par value, outstanding.

PRIVATEBANCORP, INC.
FORM 10-Q

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PRIVATEBANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Amounts in thousands, except per share data)
(Unaudited)

	March 31,	December 31,
	2009	2008
Assets
Cash and due from banks	$96,712	$131,848
Federal funds sold and other short-term investments	83,626	98,387
Mortgages held for sale	11,298	17,082
Securities available-for-sale, at fair value	1,385,244	1,425,564
Non-marketable equity investments	28,035	27,213
Loans, net of unearned fees	8,483,641	8,036,807
Allowance for loan losses	(127,011)	(112,672)

Loans, net of allowance for loan losses and unearned fees	8,356,630	7,924,135

Other real estate owned	28,703	23,823
Premises, furniture, and equipment, net	33,179	34,201
Accrued interest receivable	30,627	34,282
Investment in bank owned life insurance	46,327	45,938
Goodwill	95,045	95,045
Derivative assets	91,785	74,570
Other assets	88,503	108,449

Total assets	$10,375,714	$10,040,537

Liabilities
Demand deposits:
Non-interest-bearing	$954,311	$711,693
Interest-bearing	428,529	232,099
Savings deposits and money market accounts	3,021,268	2,798,882
Brokered deposits	1,740,960	2,654,768
Other time deposits	1,671,520	1,599,014

Total deposits	7,816,588	7,996,456
Short-term borrowings	834,466	654,765
Long-term debt	710,793	618,793
Accrued interest payable	23,775	37,623
Derivative liabilities	89,482	76,068
Other liabilities	34,382	51,266

Total liabilities	9,509,486	9,434,971

Stockholders’ Equity
Preferred stock - no par value; 1 million shares authorized
Series A - 1,951.037 shares issued and outstanding	58,070	58,070
Series B - $1,000 liquidation; 2009 - 243,815 shares, 2008 - 0 shares issued and outstanding	236,476	—
Common stock, no par value $1.00 stated value; authorized: 89.0 million shares, issued:
2009 - 34,180,000 shares, 2008 - 34,043,000 shares; outstanding: 2009 - 33,702,000 shares, 2008 - 33,568,000 shares	32,543	32,468
Treasury stock, at cost: 2009 - 478,000 shares; 2008 - 475,000 shares	(17,338)	(17,285)
Additional paid-in capital	495,811	482,347
Retained earnings	26,875	22,365
Accumulated other comprehensive income, net	33,698	27,568

Controlling interest stockholders’ equity	866,135	605,533

Noncontrolling interests	93	33

Total stockholders’ equity	866,228	605,566

Total liabilities and stockholders’ equity	$10,375,714	$10,040,537

See accompanying notes to consolidated financial statements.

PRIVATEBANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2009	2008
Interest Income
Loans, including fees	$92,944	$76,113
Federal funds sold and other short-term investments	288	246
Securities:
Taxable	14,546	4,286
Exempt from Federal income taxes	1,852	2,244

Total interest income	109,630	82,889

Interest Expense
Interest-bearing deposits	399	422
Savings deposits and money market accounts	6,564	13,221
Brokered and other time deposits	26,884	26,358
Short-term borrowings	2,988	3,110
Long-term debt	8,915	3,821

Total interest expense	45,750	46,932

Net interest income	63,880	35,957
Provision for loan losses	17,805	17,133

Net interest income after provision for loan losses	46,075	18,824

Non-interest Income
The PrivateWealth Group	3,794	4,419
Mortgage banking	2,175	1,530
Capital markets products	11,233	391
Treasury management	1,605	184
Bank owned life insurance	389	432
Banking and other services	3,594	746
Net securities gains	772	814

Total non-interest income	23,562	8,516

Non-interest Expense
Salaries and employee benefits	35,121	27,749
Net occupancy expense	6,041	3,845
Technology and related costs	1,632	1,220
Marketing	1,842	2,828
Professional services	4,260	2,311
Investment manager expenses	609	968
Net foreclosed property expenses	444	558
Supplies and printing	342	350
Postage, telephone, and delivery	581	541
Insurance	3,832	870
Amortization of intangibles	329	234
Other expenses	3,024	1,458

Total non-interest expense	58,057	42,932

Income (loss) before income taxes	11,580	(15,592)
Income tax provision (benefit)	4,409	(6,502)

Net income (loss)	7,171	(9,090)
Net income attributable to noncontrolling interests	60	68

Net income (loss) attributable to controlling interests	7,111	(9,158)
Preferred stock dividends and discount accretion	2,270	107

Net income (loss) available to common stockholders	$4,841	$(9,265)

Net Earnings Per Common Share Data
Basic	$0.15	$(0.34)
Diluted	$0.14	$(0.34)
Weighted-average shares outstanding	32,030	26,886
Weighted-average diluted shares outstanding	34,304	26,886
Common dividends per share	$0.01	$0.075
See accompanying notes to consolidated financial statements.

PRIVATEBANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Amounts in thousands, except per share data)
(Unaudited)

						Accumulated
						Other
				Additional		Compre-	Non-
	Preferred	Common	Treasury	Paid-in	Retained	hensive	controlling
	Stock	Stock	Stock	Capital	Earnings	Income	Interests	Total
Balance at January 1, 2008	$41,000	$27,225	$(13,559)	$313,807	$125,532	$7,934	$33	$501,972
Comprehensive Income:
Net income	—	—	—	—	(9,158)	—	—	(9,158)
Other comprehensive income (1)	—	—	—	—	—	932	—	932

Total comprehensive loss								(8,226)
Cash dividends:
Common stock ($0.075 per share)	—	—	—	—	(2,148)	—	—	(2,148)
Preferred stock	—	—	—	—	(107)	—	—	(107)
Exercise of stock options and restricted stock activity	—	64	—	892	—	—	—	956
Stock repurchased	—	—	(366)	—	—	—	—	(366)
Share-based compensation expense	—	—	—	2,080	—	—	—	2,080
Activity in noncontrolling interests	—	—	—	—		—	68	68

Balance at March 31, 2008	$41,000	$27,289	$(13,925)	$316,779	$114,119	$8,866	$101	$494,229

Balance at January 1, 2009	$58,070	$32,468	$(17,285)	$482,347	$22,365	$27,568	$33	$605,566
Comprehensive Income:	—
Net income	—	—	—	—	7,111	—	—	7,111
Other comprehensive income (1)	—	—	—	—	—	6,130	—	6,130

Total comprehensive income								13,241
Cash dividends:
Common stock ($0.01 per share)	—	—	—	—	(331)	—	—	(331)
Preferred stock	—	—	—	—	(2,051)	—	—	(2,051)
Exercise of stock options and restricted stock activity	—	75	—	(1)	—	—	—	74
Issuance of preferred stock	236,257	—	—	—	—	—	—	236,257
Issuance of common stock warrants	—	—	—	7,558	—	—	—	7,558
Accretion of preferred stock discount	219	—	—	—	(219)	—	—	—
Stock repurchased in connection with benefit plans	—	—	(53)	—	—	—	—	(53)
Share-based compensation expense	—	—	—	5,907	—	—	—	5,907
Activity in noncontrolling interests	—	—	—	—		—	60	60

Balance at March 31, 2009	$294,546	$32,543	$(17,338)	$495,811	$26,875	$33,698	$93	$866,228

(1)	Net of taxes and reclassification adjustments.
See accompanying notes to consolidated financial statements.

PRIVATEBANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Operating Activities
Net income (loss)	$7,111	$(9,158)
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	17,805	17,133
Depreciation of premises, furniture, and equipment	1,580	1,140
Net (accretion) amortization of (discount) premium on securities	(103)	74
Net gains on securities	(772)	(814)
Bank owned life insurance income	(389)	(432)
Increase in net deferred loan fees	2,294	3,928
Share-based compensation expense	5,858	2,772
Net increase in deferred income taxes	(5,405)	(6,529)
Net amortization of other intangibles	329	234
Change in mortgage loans held for sale	5,784	9,699
Fair market value adjustments on derivatives	(3,801)	20
Net decrease (increase) in accrued interest receivable	3,655	(1,144)
Net (decrease) increase in accrued interest payable	(13,848)	1,540
Net decrease (increase) in other assets	16,289	(24,235)
Net (decrease) increase in other liabilities	(18,814)	(28,840)

Net cash provided by (used in) operating activities	17,573	(34,612)

Investing Activities
Securities:
Proceeds from maturities, repayments, and calls	62,929	33,218
Proceeds from sales	27,807	19,416
Purchases	(40,412)	(88,108)
Net loan principal advanced	(452,575)	(966,170)
Purchases of premises, furniture, and equipment	(558)	(1,896)

Net cash used in investing activities	(402,809)	(1,003,540)

Financing Activities
Net deposit accounts	(179,866)	1,253,313
Proceeds from the issuance of debt	742,679	44,724
Repayment of debt	(470,965)	(246,059)
Proceeds from the issuance of preferred stock and common stock warrant	243,815	—
Stock repurchased in connection with benefit plans	(53)	(366)
Cash dividends paid	(345)	(2,165)
Exercise of stock options and restricted share activity	254	887
Excess tax benefit from exercise of stock options and release of restricted stock awards	(180)	69

Net cash provided by financing activities	335,339	1,050,403

Net (decrease) increase in cash and cash equivalents	(49,897)	12,251
Cash and cash equivalents at beginning of year	230,235	64,551

Cash and cash equivalents at end of year	$180,338	$76,802

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. BASIS OF PRESENTATION
The accompanying unaudited consolidated interim financial statements of PrivateBancorp, Inc. (“PrivateBancorp” or the “Company”), a Delaware corporation, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include certain information and footnote disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete annual financial statements. Accordingly, these financial statements should be read in conjunction with the Company’s 2008 Annual Report on Form 10-K.
The accompanying unaudited consolidated interim financial statements have been prepared in accordance with U.S. GAAP and reflect all adjustments that are, in the opinion of management, necessary for the fair presentation of the financial position and results of operations for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the quarter ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.
The consolidated financial statements include the accounts and results of operations of the Company and its subsidiaries after elimination of all significant intercompany accounts and transactions. Certain reclassifications have been made to prior periods to conform to the current period presentation. U.S. GAAP requires management to make certain estimates and assumptions. Although these and other estimates and assumptions are based on the best available information, actual results could be materially different from these estimates.
2. NEW ACCOUNTING STANDARDS
Recently Adopted Accounting Pronouncements
Derivative Disclosures — Effective December 31, 2008, we adopted Financial Accounting Standards Board (“FASB”) Statement No. 161, Disclosures About Derivative Instruments and Hedging Activities — an amendment of SFAS No. 133 (“SFAS No. 161”), which requires an entity to provide greater transparency about how its derivative and hedging activities affect its financial statements. SFAS No. 161 requires enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133; and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Since SFAS No. 161 affects only disclosures, the adoption of this standard did not impact our financial position or results of operations.
Noncontrolling Interests — Effective January 1, 2009 we adopted FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 requires that a noncontrolling interest in a subsidiary be reported separately within equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements. It also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of SFAS No. 160 on January 1, 2009 did not have a material impact on our consolidated statements of financial condition, results of operations and liquidity.
Business Combinations — Effective January 1, 2009, we adopted FASB Statement No. 141(R), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) significantly changes how entities apply the acquisition method to business combinations. The most significant changes affecting how we will account for business combinations under this statement include: (a) the acquisition date will be the date the acquirer obtains control; (b) all (and only) identifiable assets acquired, liabilities assumed, and noncontrolling interests in the acquiree will be stated at fair value on the acquisition date; (c) assets or liabilities arising from noncontractual contingencies will be measured at their acquisition date fair value only if it is more likely than not that they meet the definition of an asset or liability on the acquisition date; (d) adjustments subsequently made to the provisional amounts recorded on the acquisition date will be made retroactively during a measurement period not to exceed one year; (e) acquisition-related restructuring costs that do not meet the criteria in SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, will be expensed as incurred; (f) transaction costs will be expensed as incurred, except for debt or equity issuance costs which will be accounted for in accordance with other generally accepted accounting principles; (g) reversals of deferred income tax valuation allowances and income tax contingencies will be recognized in earnings subsequent to the measurement period; and (h) the reserve for loan losses of an acquiree will not be permitted to be recognized by the acquirer. In addition, SFAS No. 141(R) requires new and modified disclosures surrounding subsequent changes to acquisition-related contingencies, contingent consideration, noncontrolling interests, acquisition- related transaction costs, fair values and cash flows not expected to be collected for acquired loans, and an enhanced goodwill roll-forward.
We will be required to prospectively apply SFAS No. 141(R) to all business combinations completed on or after January 1, 2009. The effect of these new requirements on our financial position and results of operations will depend on the volume and terms of acquisitions in 2009 and beyond, but will likely increase the amount and change the timing of recognizing expenses related to acquisition activities. The adoption of SFAS No. 141(R) on January 1, 2009 did not have a material impact to our consolidated statements of financial condition, results of operations and liquidity.
Convertible Debt Instruments — Effective January 1, 2009, we adopted FASB Staff Position (“FSP”) APB No. 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB No. 14-1”), which clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. The FSP requires the issuer of certain convertible securities that may be settled partially in cash on conversion to separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP applies to our contingent convertible senior notes discussed in Note 7, “Short-Term Debt” to the Consolidated Financial Statements and required retroactive application for our 2007 and 2008 financial statements. The adoption of FSP APB No. 14-1 on January 1, 2009 did not have a material impact on our financial position, results of operations and liquidity.
Participating Securities — Effective January 1, 2009, we adopted FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” (FSP EITF 03-6-1). FSP EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The two-class method excludes from earnings per common share calculations any dividends paid or owed to participating securities and any undistributed earnings considered to be attributable to participating securities. All previously reported earnings per share data has been retrospectively adjusted to conform with the provisions of FSP EITF 03-6-1. The adoption of FSP EITF 03-6-1 on January 1, 2009 did not have a material impact on our financial position, results of operations and liquidity.
The following table presents the impact of accounting standards adopted during the first quarter 2009.
Impact of Retrospective Application of FSP APB 14-1, SFAS No. 160 and EITF 03-06-1

		Impact of		Adjusted
	As Reported	Retrospective		Balance
	December 31,	Adoption of		December 31,
	2007	FSP APB 14-1		2007
Total assets	$4,990,205	$(732)		$4,989,473
Total liabilities	4,489,412	(1,911	) (1)	4,487,501
Total stockholders’ equity	500,793	1,179	(1)	501,972

Total interest expense	179,802	1,084		180,886
Income before income taxes	14,690	(721	) (1)	13,969
Income tax provision	2,883	(412)		2,471
Net income	11,807	(309	) (1)	11,498
Diluted earnings per share	$0.53	$(0.04	) (2)	$0.49

		Impact of		Adjusted
	As Reported	Retrospective		Balance
	December 31,	Adoption of		December 31,
	2008	FSP APB 14-1		2008
Total assets	$10,040,742	$(205)		$10,040,537
Total liabilities	9,435,510	(539	) (1)	9,434,971
Total stockholders’ equity	605,232	334	(1)	605,566

Total interest expense	213,626	1,362		214,988
Loss before income taxes	(152,940)	(1,053	) (1)	(153,993)
Income tax benefit	(60,839)	(518)		(61,357)
Net loss	(92,101)	(535	) (1)	(92,636)
Diluted earnings per share	$(3.13)	$(0.03)		$(3.16)

(1)	Balances have been adjusted to reflect SFAS No. 160 adoption The adjustment attributable to noncontrolling interest between liabiilities and stockholders’ equity was $33,000 for December 31, 2007 and December 31, 2008. The adjustment to income (loss) before income taxes and net income (loss) was $363,000 and $309,000 for December 31, 2007 and December 31, 2008, respectively.

(2)	Includes $(0.01) adjustment to reflect EITF 03-06-1 adoption.
Accounting Pronouncements Pending Adoption
The FASB issued three related Staff Positions to clarify the application of SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), to fair value measurements in the current economic environment, modify the recognition of other-than-temporary impairments of debt securities, and require companies to disclose the fair values of financial instruments in interim periods. The final Staff Positions are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, if all three Staff Positions or both the fair-value measurements and other-than-temporary impairment Staff Positions are adopted simultaneously. None are expected to have a significant impact on our consolidated financial statements, but each is described in more detail below.
FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased. It also provides guidance on identifying circumstances that indicate a transaction is not orderly. It emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale), between market participations at the measurement date under current market conditions.
FSP 115-2 and FSP 124-2 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. It does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.
FAS 107-1 and APB 28-1 amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. It also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized information in interim reporting periods.

3. SECURITIES
Securities Portfolio
(Amounts in thousands)

	March 31, 2009				December 31, 2008
	Amortized	Gross Unrealized		Fair	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Securities Available-for-Sale
U.S. Treasury	$117,866	$8,624	$—	$126,490	$117,875	$9,795	$—	$127,670
Collateralized mortgage obligations	239,198	8,521	(1)	247,718	263,393	4,664	(942)	267,115
Other mortgage-backed securities	804,439	29,641	—	834,080	803,115	22,840	(13)	825,942
Corporate collateralized mortgage obligations	6,216	78	(79)	6,215	6,499	—	(259)	6,240
State and municipal	163,353	7,652	(264)	170,741	190,461	8,395	(259)	198,597

Total	$1,331,072	$54,516	$(344)	$1,385,244	$1,381,343	$45,694	$(1,473)	$1,425,564

Non-marketable Equity Securities
FHLB stock	$24,255	$—	$—	$24,255	$23,663	$—	$—	$23,663
Other	3,780	—	—	3,780	3,550	—	—	3,550

Total	$28,035	$—	$—	$28,035	$27,213	$—	$—	$27,213

At March 31, 2009, gross unrealized gains in the securities available-for-sale portfolio totaled $54.5 million, and gross unrealized losses totaled $344,000, resulting in a net unrealized appreciation of $54.2 million. The unrealized loss on securities in an unrealized loss position for greater than 12 months totaled $110,000. Management does not believe any individual unrealized loss as of March 31, 2009 represented an other-than-temporary impairment. The Company has both the intent and ability to hold the securities with unrealized losses for a period of time necessary to recover the amortized cost, or to maturity.

4. LOANS
Loan Portfolio
(Amounts in thousands)

	March 31,	December 31,
	2009	2008
Commercial and industrial	$3,531,439	$3,437,130
Owner-occupied commercial real estate	872,656	538,688

Total commercial	4,404,095	3,975,818
Commercial real estate	1,825,805	1,980,271
Commercial real estate — multifamily	520,455	403,690

Total commercial real estate	2,346,260	2,383,961

Construction	837,952	815,150
Residential real estate	332,736	328,138
Home equity	205,872	191,934
Personal	356,726	341,806
Total loans	$8,483,641	$8,036,807

Total loans reported are net of deferred loan fees and deferred loan origination costs of $23.3 million at March 31, 2009 and $21.0 million at December 31, 2008 and include overdrawn demand deposits totaling $59.3 million at March 31, 2009 and $37.5 million at December 31, 2008.
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
5. ALLOWANCE FOR LOAN LOSSES, RESERVE FOR UNFUNDED COMMITMENTS AND IMPAIRED LOANS
Allowance for Loan Losses
(Amounts in thousands)

	Quarters Ended March 31,
	2009	2008
Balance at beginning of year	$112,672	$48,891
Loans charged-off	(7,037)	(4,114)
Recoveries of loans previously charged-off	3,571	64

Net loans charged-off	(3,466)	(4,050)
Provision for loan losses	17,805	17,133

Balance at end of period	$127,011	$61,974

A portion of our allowance for loan losses is allocated to loans deemed impaired. All impaired loans are included in nonperforming assets.
In December 2008, we established a reserve for unfunded commitments that totaled $840,000 at December 31, 2008 and $889,000 at March 31, 2009.

Impaired, Nonaccrual, and Past Due Loans
(Amounts in thousands)

	March 31,	December 31,
	2009	2008
Impaired loans:
Impaired loans with valuation reserve required (1)	$28,106	$1,322
Impaired loans with no valuation reserve required	134,790	130,597

Total impaired loans	$162,896	$131,919

Nonperforming loans:
Nonaccrual loans	$162,896	$131,919
Loans past due 90 days and still accruing interest	—	—

Total nonperforming loans	$162,896	$131,919

Valuation reserve related to impaired loans	$7,460	$330
Interest income forgone on impaired loans (2)	$6,623	$4,079
The average recorded investment in impaired loans was $145.3 million and $71.3 million for the three months ended March 31, 2009 and 2008, respectively.

(1)	These impaired loans require a valuation reserve because the estimated value of the loans is less than the recorded investment in the loans.

(2)	Annualized interest for the three months ended March 31, 2009.
6. GOODWILL AND OTHER INTANGIBLE ASSETS
Carrying Amount of Goodwill by Operating Segment
(Amounts in thousands)

	March 31,	December 31,
	2009	2008
Banking	$81,755	$81,755
PrivateWealth	13,290	13,290
Holding Company Activities	—	—

Total goodwill	$95,045	$95,045

Goodwill is not amortized but is subject to impairment tests at least annually or more often if events or circumstances indicate that there may be impairment. Our annual goodwill impairment test was performed as of October 31, 2008, and it was determined no impairment existed as of that date. Due to the continued declining market conditions during the first quarter 2009, we conducted an interim analysis of goodwill at February 28, 2009 and concluded no impairment existed as of that date.
We have other intangible assets capitalized on the Consolidated Statements of Financial Condition in the form of core deposit premiums, client relationships and assembled workforce. These intangible assets are being amortized over their estimated useful lives, which range from 3 years to 15 years. We review intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable.

Other Intangible Assets
(Amounts in thousands)

	Gross Carrying Amount		Accumulated Amortization		Net Carrying Amount
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2009	2008	2009	2008	2009	2008
Core deposit intangible	$5,715	$5,715	$2,208	$2,039	$3,507	$3,676
Client relationships	3,600	3,600	1,506	1,438	2,094	2,162
Assembled workforce	736	736	122	30	614	706

Total	$10,051	$10,051	$3,836	$3,507	$6,215	$6,544

Amortization expense totaled $329,000 for the quarter ended March 31, 2009 and $234,000 for the quarter ended March 31, 2008.
Scheduled Amortization of Other Intangible Assets
(Amounts in thousands)

Total
Year ending December 31, 2009:
Remaining nine months	$976
2010	1,132
2011	976
2012	831
2013	800
2014 and thereafter	1,500

Total	$6,215

7. SHORT-TERM BORROWINGS
Summary of Short-term Borrowings
(Amounts in thousands)

	March 31,	December 31,
	2009	2008
Securities sold under agreements to repurchase	$102,666	$102,083
Borrowings under Federal Reserve Bank programs	600,000	—
Federal funds purchased	25,000	200,000
Federal Home Loan Bank advances	104,000	218,002
Contingent convertible senior notes	2,800	114,680
Credit facility	—	20,000

Total borrowed funds	$834,466	$654,765

Securities sold under agreements to repurchase and federal funds purchased generally mature within 1 to 90 days from the transaction date. Securities sold under agreements to repurchase are treated as financings, and the obligations to repurchase securities sold are reflected as a liability in the Consolidated Statements of Financial Condition. Repurchase agreements are secured by U.S. Treasury, mortgage-backed securities or collateralized mortgage obligations and, if required, are held in third party pledge accounts. The securities underlying the agreements remain in the respective asset accounts. As of March 31, 2009, we did not have amounts at risk under repurchase agreements with any individual counterparty or group of counterparties that exceeded 10% of stockholders’ equity.
Our subsidiary banks had unused overnight fed funds borrowings available for use of $315.0 million as of March 31, 2009 and $171.0 million as of December 31, 2008. Our total availability of overnight fed fund borrowings is not a committed line of credit, and is dependent upon lender availability. As of March 31, 2009, we also had $2.4 billion in borrowing capacity with $600.0 million outstanding through the Federal Reserve Bank discount window’s primary credit program, which includes federal term auction facilities. Our borrowing capacity changes each quarter subject to available collateral and FRB discount factors.
Certain of our subsidiaries are members of the Federal Home Loan Bank (“FHLB”) and have access to term financing from the FHLB. These advances are secured by qualifying residential and multi-family mortgages and state and municipal and mortgage-related securities. FHLB advances reported as short-term borrowings represent advances with a remaining maturity of one year or less. All short-term FHLB advances have a weighted average interest rate of 3.4% at March 31, 2009 and 2.5% at December 31, 2008, payable monthly. At March 31, 2009, the average remaining maturities of FHLB short-term advances were 6.3 months.
On March 16, 2009, we redeemed $112.2 million of the $115.0 million in outstanding principal amount of our contingent convertible senior notes at a redemption price in cash equal to 100% of the principal amount, plus accrued and unpaid interest. The senior convertible notes were issued in March 2007 and pay interest semi-annually at a fixed rate of 3.63% per annum. The notes are convertible under certain circumstances into cash and, if applicable, shares of the Company’s common stock at an initial conversion price of $45.05 per share and mature on March 15, 2027. On May 1, 2009, the Company redeemed the remaining $2.8 million in outstanding principal amount of our contingent convertible senior notes.
On January 1, 2009 we adopted FSP APB 14-1 which required us to calculate the fair value of the contingent convertible senior notes and recognize the discount on the notes and related issuance costs over the expected life of the notes using the effective interest method. As a result, the initial fair value of the notes in March 2007 was $112.0 million. The expected life of the notes used to amortize the discount and issuance costs was two years resulting in an effective interest yield of 5.46%.
The balance of certain accounts has been adjusted on a cumulative basis to reflect the activity of prior periods. Refer to Note 2, New Accounting Standards, for impact of the adoption of FSP APB 14-1 as of January 1, 2008.
During the first quarter 2009, we amended our $20.0 million senior debt facility agreement to, among other things, modify certain of our financial covenants and re-price the “Eurodollar Borrowings” at three month LIBOR plus 2.00%. During the quarter, we also repaid in full all outstanding amounts under the facility; accordingly, we had $20.0 million available under the facility at March 31, 2009. Borrowings under the agreement at December 31, 2008 were considered “Eurodollar Borrowings” with interest charged based on three month LIBOR plus 1.25%. At December 31, 2008, the interest rate was 1.73%.

8. LONG-TERM DEBT
Long-Term Debt
(Amounts in thousands)

	March 31,	December 31,
	2009	2008
Parent Company:
3.97% junior subordinated debentures due 2034 (1)(a)	$8,248	$8,248
6.00% junior subordinated debentures due 2035 (2)(a)	51,547	51,547
6.10% junior subordinated debentures due 2035 (3)(a)	41,238	41,238
10.00% junior subordinated debentures due 2068 (a)	143,760	143,760

Subtotal	244,793	244,793

Subsidiaries:
Federal Home Loan Bank advances	346,000	254,000
4.72% subordinated debt facility due 2015 (4)(b)	120,000	120,000

Subtotal	466,000	374,000

Total long-term debt	$710,793	$618,793

(1)	Variable rate in effect at March 31, 2009, based on three month LIBOR + 2.65%.

(2)	Rate remains in effect until September 15, 2010, then reverts to variable at three-month LIBOR + 1.71%.

(3)	Rate remains in effect until December 15, 2010, then reverts to variable at three-month LIBOR + 1.50%.

(4)	Variable rate in effect at March 31, 2009, based on three-month LIBOR + 3.50%.

(a)	Qualify as Tier I capital for regulatory capital purposes, subject to certain limits.

(b)	Qualify as Tier II capital for regulatory capital purposes.
The amounts above are reported net of any unamortized discount and fair value adjustments recognized in connection with debt acquired through acquisitions.
We have $244.8 million in junior subordinated debentures issued to four separate wholly-owned trusts for the purpose of issuing Company-obligated mandatorily redeemable preferred securities. Refer to Note 9, “Junior Subordinated Debentures,” for further information on the nature and terms of these and previously issued debentures.
Long-term advances from the FHLB had weighted-average interest rates of 2.73% at March 31, 2009 and 3.33% at December 31, 2008. These advances, which had a combination of fixed and floating interest rates, were secured by qualifying residential and multi-family mortgages and state and municipal and mortgage-related securities. At March 31, 2009, the average remaining maturities of FHLB long-term advances were 24.3 months.
In connection with the Company entering into its $20.0 million senior debt facility during the third quarter of 2008, the primary banking subsidiary of the Company, borrowed $120.0 million under a 7-year subordinated debt facility. The debt facility has a variable rate of interest based on LIBOR plus 3.50%, per annum, payable quarterly and re-prices quarterly. The debt may be prepaid at any time prior to maturity without penalty and is subordinate to our senior indebtedness.
We reclassify long-term debt to short-term borrowings when the remaining maturity becomes less than one year.
Scheduled Maturities of Long-Term Debt
(Amounts in thousands)

Total
Year ending December 31,
2010	$203,000
2011	93,000
2012	35,000
2013	5,000
2014 and thereafter	374,793

Total	$710,793

9. JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES HELD BY TRUSTS THAT ISSUED GUARANATEED CAPITAL DEBT SECURITIES
As of March 31, 2009, we sponsored and wholly owned 100% of the common equity of four trusts that were formed for the purpose of issuing Company-obligated mandatorily redeemable preferred securities (“Trust Preferred Securities”) to third-party investors and investing the proceeds from the sale of the Trust Preferred Securities solely in junior subordinated debt securities of the Company (the “Debentures”). The Debentures held by the trusts, which totaled $244.8 million, are the sole assets of each trust. Our obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The guarantee covers the distributions and payments on liquidation or redemption of the Trust Preferred Securities, but only to the extent of funds held by the trusts. We have the right to redeem the Debentures in whole or in part, on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date. We used the proceeds from the sales of the Debentures for general corporate purposes.
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

Common Stock, Preferred Securities, and Related Debentures
(Amounts and number of shares in thousands)

			Trust				Principal Amount of
		Common	Preferred		Earliest		Debentures (3)
	Issuance	Shares	Securities	Coupon	Redemption		March 31,	December 31,
	Date	Issued	Issued (1)	Rate (2)	Date	Maturity	2009	2008
Bloomfield Hills Statutory Trust I	May 2004	$248	$8,000	3.97%	Jun. 17, 2009	Jun. 2034	$8,248	$8,248
PrivateBancorp Statutory Trust II	Jun. 2005	1,547	50,000	6.00%	Sep. 15, 2010	Sep. 2035	51,547	51,547
PrivateBancorp Statutory Trust III	Dec. 2005	1,238	40,000	6.10%	Dec. 15, 2010	Dec. 2035	41,238	41,238
PrivateBancorp Statutory Trust IV	May 2008	10	143,750	10.00%	Jun. 13, 2013	Jun. 2068	143,760	143,760

Total		$3,043	$241,750				$244,793	$244,793

(1)	The trust preferred securities accrue distributions at a rate equal to the interest rate and have a maturity identical to that of the related debentures. The trust preferred securities will be redeemed upon maturity of the related debentures.

(2)	Reflects the coupon rate in effect at March 31, 2009. The coupon rate for the Bloomfield Hills Statutory Trust I is a variable rate and is based on three month LIBOR plus 2.65% with distributions payable quarterly. The coupon rates for the PrivateBancorp Statutory Trusts II and III are fixed for the initial five years from issuance and thereafter at a variable rate based on three-month LIBOR plus 1.71% for Trust II and three-month LIBOR plus 1.50% for Trust III. The coupon rate for the PrivateBancorp Statutory Trust IV is fixed. Distributions are payable quarterly. We have the right to defer payment of interest on the debentures at any time or from time to time for a period not exceeding five years provided no extension period may extend beyond the stated maturity of the debentures. During such extension period, distributions on the trust preferred securities will also be deferred, and our ability to pay dividends on our common stock will be restricted.

(3)	The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the Debentures at maturity or their earlier redemption. The Debentures are redeemable in whole or in part prior to maturity at any time after the dates shown in the table, and earlier at our discretion if certain conditions are met, and, in any event, only after we have obtained Federal Reserve approval, if then required under applicable guidelines or regulations. The Federal Reserve has the ability to prevent interest payments on Debentures.
10. COMPREHENSIVE INCOME
Comprehensive income includes net income as well as certain items that are reported directly within a separate component of stockholders’ equity that are not considered part of net income. Currently, our accumulated other comprehensive income consists of the unrealized gains (losses) on securities available-for-sale.
Components of Other Comprehensive Income
(Amounts in thousands)

	For Quarters Ended March 31,
	2009			2008
	Before	Tax	Net of	Before	Tax	Net of
	Tax	Effect	Tax	Tax	Effect	Tax
Securities available-for-sale:
Unrealized holding gains (losses)	$10,722	$4,113	$6,609	$2,125	$788	$1,337
Less: Reclassification of net (gains) losses included in net income	(772)	(293)	(479)	(646)	(241)	(405)

Net unrealized holding gains (losses)	$9,950	$3,820	$6,130	$1,479	$547	$932

Change in Accumulated Other Comprehensive Income
(Amounts in thousands)

Total
Accumulated
Other
Comprehensive
Income
Balance, December 31, 2007	$7,934
First quarter 2008 other comprehensive loss	932

Balance, March 31, 2008	$8,866

Balance, December 31, 2008	$27,568
First quarter 2009 other comprehensive income	6,130

Balance, March 31, 2009	$33,698

11. EARNINGS PER COMMON SHARE
Basic and Diluted Earnings per Share
(Amounts in thousands, except per share data)

	Quarters Ended March 31,
	2009	2008
Net income (loss) attributable to controlling interests	$7,111	$(9,158)
Preferred dividends and discount accretion of preferred stock	2,270	107

Net income (loss) available to common stockholders	$4,841	$(9,265)

Weighted-average common shares outstanding:
Weighted-average common shares outstanding	32,030	26,886
Dilutive effect of stock awards	323	—
Dilutive effect of convertible preferred stock	1,951	—

Weighted-average diluted common shares outstanding	34,304	26,886

Basic earnings per share	$0.15	$(0.34)
Diluted earnings per share	$0.14	$(0.34)
As a result of the net loss for the quarter ended March 31, 2008, there is no adjustment to basic weighted average shares outstanding for the dilutive effect of stock-based awards as it results in anti-dilution.

12. INCOME TAXES
Income Tax Provision Analysis
(Dollars in thousands)

	Quarters Ended March 31,
	2009	2008
Current income tax provision	$9,814	$27
Deferred income tax benefit	(5,405)	(6,529)

Income tax provision (benefit) as reported	$4,409	$(6,502)

Effective tax rate	38.1%	(41.7)%
Net deferred tax assets totaled $46.0 million at March 31, 2009 and $44.5 million at December 31, 2008. Net deferred tax assets are included in other assets in the accompanying Consolidated Statements of Financial Condition and no valuation allowance is recorded. In assessing whether a deferred tax asset valuation allowance is needed, we considered the negative evidence associated with a cumulative pre-tax loss for financial statement purposes for the three-year period ended March 31, 2009. Consistent with our analysis at December 31, 2008, we also considered the positive evidence associated with reversing taxable temporary differences in future periods, including income associated with the unrealized gains in our investment securities portfolio, and our ability to generate future taxable income, exclusive of reversing temporary differences (primarily anticipated loan charge-offs), over a relatively short time period.
We have concluded that based on the weight given to this positive evidence, it is more likely than not that the deferred tax asset will be realized.
As of March 31, 2009, there were no unrecognized tax benefits included in the Consolidated Statements of Financial Condition.
13. MATERIAL TRANSACTION AFFECTING STOCKHOLDERS’ EQUITY
On January 30, 2009, we issued 243,815 shares of fixed rate cumulative perpetual preferred stock, Series B (“Series B Preferred Stock”) to the United States Treasury (“U.S. Treasury”) under the TARP Capital Purchase Program (“CPP”) of the Emergency Economic Stabilization Act of 2008 for proceeds of $243.8 million. Cumulative dividends on the Series B Preferred Stock are payable at 5% per annum for the first five years and at a rate of 9% per annum thereafter on the liquidation preference of $1,000 per share. We are prohibited from paying any dividend with respect to shares of our common stock unless all accrued and unpaid dividends are paid in full on the Series B Preferred Stock for all past dividend periods. The Series B Preferred Stock is non-voting, other than class voting rights on matters that could adversely affect the Series B Preferred Stock. The Series B Preferred Stock is callable at par after three years. Prior to the end of three years, the Series B Preferred Stock may be redeemed with the proceeds from one or more qualified equity offerings of any Tier 1 perpetual preferred or common stock of at least $61.0 million (each a “Qualified Equity Offering”). The redemption price is equal to the sum of the liquidation amount per share and any accrued and unpaid dividends on the Series B preferred Stock. The U.S. Treasury may also transfer the Series B Preferred Stock to a third party at any time. Notwithstanding the foregoing limitations, the American Recovery and Reinvestment Act of 2009 (“ARRA”) requires the U.S. Treasury, subject to consultation with appropriate banking regulators, to permit participants in the CPP to redeem preferred stock issued under the CPP without regard to whether the recipient has completed a Qualified Equity Offering or replaced such funds from any other source, or to any waiting period.
In conjunction with the purchase of the Company’s Series B Preferred Stock, the U.S. Treasury received a ten year warrant to purchase up to 1,290,026 shares of the Company’s common stock with an aggregate market price equal to $36.6 million or 15% of the Series B Preferred Stock. The warrant’s exercise price of $28.35 per share was calculated based on the average closing price of the Company’s common stock on the 20 trading days ending on the last trading day prior to the date of the U.S. Treasury’s approval of our application under the CPP. The U.S. Treasury may not exercise or transfer the warrants with respect to more than half of the initial shares of common stock underlying the warrants prior to the earlier of (a) the date on which we receive aggregate gross proceeds of not less than $243.8 million from one or more Qualified Equity Offerings and (b) December 31, 2009. The number of shares of common stock to be delivered upon settlement of the warrants will be reduced by 50% if we receive aggregate gross proceeds of at least $243.8 million from one or more Qualified Equity Offerings prior to December 31, 2009. The ARRA requires the U.S. Treasury to liquidate these warrants if we fully redeem the Series B Preferred Stock either as a result of redemption by us at a market price determined under the warrants or sale by the U.S. Treasury to third party.

The Series B Preferred Stock and the warrants issued under the CPP and are accounted for as permanent equity on the Consolidated Statements of Financial Condition. The proceeds received were allocated between the Series B Preferred Stock and the warrants based upon their relative fair values as of January 30, 2009, which resulted in the recording of a discount on the Series B Preferred Stock upon issuance that reflects the value allocated to the warrants. The discount will be accreted by a charge to retained earnings using a level-yield basis over five years and reported as a reduction of income applicable to common equity over that period. The allocated carrying value of the Series B Preferred Stock and warrants on the date of issuance (based on their relative fair values) were $236.3 million and $7.6 million, respectively. The Series B Preferred Stock and warrants qualify as Tier 1 regulatory capital.
On March 5, 2009, the Company’s Board of Directors announced a reduction in its quarterly common stock dividend from $0.075 per share to $0.01 per share, effective with the dividend payable on March 31, 2009 to stockholders of record on March 17, 2009. Under the terms of our agreements with the U.S. Treasury in connection with our participation in the CPP, we may increase quarterly common stock dividends at any time, but are precluded from raising the quarterly dividend above $0.075 per share prior to January 30, 2012, the date that is three years following the sale of the Series B Preferred Stock to the U. S. Treasury.
14. DERIVATIVE INSTRUMENTS
We are an end-user of certain derivative financial instruments which we use to manage our exposure to interest rate and foreign exchange risk. We also use these instruments for client accommodation as we make a market in derivatives for our clients.
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
Derivatives expose us to credit risk measured as replacement cost (current positive mark to market value plus potential future exposure from positive movements in mark to market). Credit risk is managed through the bank’s standard underwriting process. Actual exposures are monitored against various type of credit limits established to contain risk within parameters. Additionally, as and where deemed necessary, appropriate type and amount of collateral is obtained and netting arrangements established to minimize credit exposure
End-User Derivatives — We enter into derivatives that include commitments to fund certain mortgage loans to be sold into the secondary market and forward commitments for the future delivery of residential mortgage loans. It is our practice to enter into forward commitments for the future delivery of fixed rate residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates on our commitments to fund the loans as well as on our portfolio of mortgage loans held-for-sale. At March 31, 2009, we had approximately $42.1 million of interest rate lock commitments and $53.4 million of forward commitments for the future delivery of residential mortgage loans with rate locks. Additionally, at March 31, 2009, forward commitments for future delivery of residential mortgage loans that did not involve rate lock commitments totaled $27.9 million.
We are also exposed to foreign exchange risk as a result of issuing a single outstanding loan in which principal and interest are settled in British pounds rather than US dollars and an unfunded commitment to lend in currencies that are not US dollars. We manage this risk by using currency forward derivatives. As of March 31, 2009, the notional amount of outstanding currency forwards that were entered into to hedge the British pound loan was $2.5 million.
Client Related Derivatives — We offer, through our Capital Markets unit, an extensive range of over-the-counter interest rate and foreign exchange derivatives including but not limited to interest rate swaps, options on interest rate swaps, interest rate options (also referred to as Caps, Floors, Collars etc.), foreign exchange forwards and options as well as cash products such as foreign exchange spot transactions. These client generated activities are structured to mitigate the bank’s exposure to market risk through the execution of simultaneous off-setting positions with inter-bank dealer counterparties. This permits Capital Markets to offer customized solutions to our clients while maintaining high capital velocity. While transactions originated by Capital Markets do not expose the bank to overnight market risk, the bank is exposed to other risks. The most significant of these risks include but are not limited to credit risk of its counterparts, settlement risk as well as operational risk.

To accommodate our loan clients, we occasionally enter into Risk Participation Agreements (“RPAs”) with counterparty banks to either accept or transfer a portion of the credit risk related to their interest rate derivatives. This allows clients to execute an interest rate derivative with one bank while allowing distribution of credit risk between participating members. Writing RPAs exposes the bank to the credit risk of our underlying loan client. The bank manages credit risk associated with RPAs through its standard underwriting process applicable to loans. Where deemed appropriate, RPAs written are secured through collateral provided by our clients under their loan agreement. The RPA fair value methodology incorporates factors consistent with internal credit risk ratings assigned to client. We have entered into written RPAs with terms ranging from two-to-five-years.
The maximum potential amount of future undiscounted payments that we could be required to make under our written risk participation agreements is approximately $5.9 million. This assumes that the underlying derivative counterparty defaults and that the floating interest rate index of the underlying derivative remains at zero percent. At March 31, 2009 the fair value of written RPAs totaled ($46,656).
In the event that we would have to pay out any amounts under our RPAs, we will seek to recover these from assets that our client pledged as collateral for the derivative and the related loan. We believe that proceeds from the liquidation of the collateral will cover approximately 69% of the maximum potential amount of future payments under our outstanding RPAs.
At March 31, 2009, the gross weighted average notional amount of outstanding client related transactions totaled $4.3 billion in interest rate derivatives and $66.9 million in RPAs. The gross notional amount of client related foreign exchange contracts totaled $128.8 million at March 31, 2009.
Table A
Consolidated Statement of Financial Condition Location of and Fair Value of Derivative Instruments
(Amounts in thousands)

	As of March 31, 2009
	Derivative Assets		Derivative Liabilities
	Location	Fair Value	Location	Fair Value
Capital markets group derivatives:
Interest rate contracts	Derivative assets	$88,089	Derivative liabilities	$85,941
Foreign exchange contracts	Derivative assets	3,692	Derivative liabilities	3,491
Credit contracts	Derivative assets	4	Derivative liabilities	50

Total capital markets group derivatives		$91,785		$89,482

Other derivatives:
Foreign exchange derivatives	Other assets	$—	Other liabilities	$84
Accrued interest	Other assets	2,326	Other liabilities	2,326
Mortgage banking derivatives	Other assets	69	Other liabilities	22

Total other derivatives		2,395		2,432

Total derivatives not designated in a hedging relationship		$94,180		$91,914

Table B
Consolidated Statement of Income Location of and Gain (Loss) Recognized
(Amounts in thousands)

	For Quarter Ended March 31, 2009
	Location	Gain
Capital markets group derivatives:
Interest rate contracts	Capital markets products income	$10,732
Foreign exchange contracts	Capital markets products income	451
Credit contracts	Capital markets products income	50

Total capital markets group derivatives		$11,233

Other derivatives:
Foreign exchange derivatives	Banking and other services	$45
Mortgage banking derivatives	Banking and other services	47

Total other derivatives		92

Total derivatives not designated in a hedging relationship		$11,325

Certain of our derivative contracts contain embedded credit risk contingent features that if triggered either allow the derivative counterparty to terminate the derivative or require additional collateral. These contingent features are triggered if we do not meet specified financial performance indicators such as capital or credit ratios.
The aggregate fair value of all derivatives and RPA transactions subject to credit risk contingency features that are in a net liability position on March 31, 2009, totaled $66.1 million for which we have posted collateral of $63.6 million in the normal course of business. If the credit risk contingency features were triggered on March 31, 2009, we would be required to post an additional $707,000 of collateral to our derivative counterparties and immediately settle outstanding derivative instruments for $43.4 million.
15. COMMITMENTS, GUARANTEES, AND CONTINGENT LIABILITIES
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
Contractual or Notional Amounts of Financial Instruments
(Amounts in thousands)

	March 31,	December 31,
	2009	2008
Commitments to extend credit:
Home equity lines	$150,842	$149,845
All other commitments	2,933,504	2,950,498
Letters of credit:
Standby	196,039	201,767
Commercial	13,196	9,697
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
In the event of a customer’s nonperformance, our credit loss exposure is equal to the contractual amount of those commitments. The credit risk is essentially the same as that involved in extending loans to customers and is subject to our normal credit policies. We use the same credit policies in making credit commitments as for on-balance sheet instruments, with such exposure to credit loss minimized due to various collateral requirements in place.
Legal Proceedings
As of March 31, 2009, there were certain legal proceedings pending against us and our subsidiaries in the ordinary course of business. We do not believe that liabilities, individually or in the aggregate, arising from these proceedings, if any, would have a material adverse effect on our consolidated financial condition or results of operations as of March 31, 2009.
16. FAIR VALUE
We measure, monitor, and disclose certain of our assets and liabilities on a fair value basis. Fair value is used on a recurring basis to account for securities available-for-sale, derivative assets, and derivative liabilities. In addition, fair value is used on a non-recurring basis to apply lower-of-cost-or-market accounting to foreclosed real estate; evaluate assets or liabilities for impairment, including collateral-dependent impaired loans and for disclosure purposes. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Depending on the nature of the asset or liability, we use various valuation techniques and input assumptions when estimating fair value, all of which are in accordance with SFAS No. 157, Fair Value Measurements, (“SFAS No. 157”).
SFAS No. 157 requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Furthermore, SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value into three broad levels based on the reliability of the input assumptions. The hierarchy gives the highest priority to level 1 measurements and the lowest priority to level 3 measurements. The three levels of the fair value hierarchy are defined as follows:
•	Level 1 – Unadjusted quoted prices for identical assets or liabilities traded in active markets.

•	Level 2 – Observable inputs other than level 1 prices, such as quoted prices for similar instruments; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
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

Securities Available-for-Sale – Substantially all available-for-sale securities are fixed income instruments that are not quoted on an exchange, but may be traded in active markets. The fair value of these securities is based on quoted market prices obtained from external pricing services or dealer market participants where trading in an active market exists. In obtaining such data from external pricing services, we have evaluated the methodologies used to develop the fair values in order to determine whether such valuations are representative of an exit price in our principal markets. The principal markets for our securities portfolio are the secondary institutional markets, with an exit price that is predominantly reflective of bid level pricing in those markets. Examples of such securities measured at fair value are U.S. Agency securities, municipal bonds, collateralized mortgage obligations, and other mortgage-backed securities. These securities are generally classified in level 2 of the valuation hierarchy. U.S. Treasury securities have been classified in level 1 of the valuation hierarchy.
Collateral-Dependent Impaired Loans – The carrying value of impaired loans is disclosed in Note 5, “Allowance for Loan Losses and Impaired Loans.” We do not record loans at fair value on a recurring basis. However, from time to time, fair value adjustments are recorded on these loans to reflect (1) partial write-downs that are based on the current appraised or market-quoted value of the underlying collateral or (2) the full charge-off of the loan carrying value. In some cases, the properties for which market quotes or appraised values have been obtained are located in areas where comparable sales data is limited, outdated, or unavailable. Accordingly, fair value estimates, including those obtained from real estate brokers or other third-party consultants, for collateral-dependent impaired loans are classified in level 3 of the valuation hierarchy.
Other Real Estate Owned (“OREO”) – OREO is valued based on third-party appraisals of each property and our judgment of other relevant market conditions and are classified in level 3 of the valuation hierarchy.
Derivative Assets and Derivative Liabilities – Client related derivative instruments with positive fair values are reported as an asset and derivative instruments with negative fair value are reported as liabilities and are netted when requirements of Interpretation No. 39 are met. The fair value of client related derivative assets and liabilities are determined based on the fair market value as quoted by broker-dealers using standardized industry models, third party advisors using standardized industry models, or internally generated models based primarily on observable inputs. Client related derivative assets and liabilities are generally classified in level 2 of the valuation hierarchy.
Other Assets and Other Liabilities - Included in Other Assets and Other Liabilities are end-user derivative instruments that we use to manage our foreign exchange and interest rate risk. End-user derivative instruments with positive fair value are reported as an asset and end-user derivative instruments with a negative fair value are reported as liabilities, and are netted when requirements of Interpretation No. 39 are met. The fair value of end-user derivative assets and liabilities are determined based on the fair market value as quoted by broker-dealers using standardized industry models, third party advisors using standardized industry models, or internally generated models based primarily on observable inputs. End-user derivate assets and liabilities are classified in level 2 of the valuation hierarchy.

Assets and Liabilities Measured at Fair Value
The following table provides the hierarchy level and fair value for each major category of assets and liabilities measured at fair value at March 31, 2009 and December 31, 2008.
Fair Value Measurements
(Amounts in thousands)

	March 31, 2009
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets and liabilities measured at fair value on a recurring basis
Assets:
Securities available-for-sale	$126,490	$1,255,139	$3,615	$1,385,244
Derivative assets	—	91,781	4	91,785
Other assets (1)	—	69	—	69

Total assets	$126,490	$1,346,989	$3,619	$1,477,098

Liabilities:
Derivative liabilities	$—	$89,432	$50	$89,482
Other liabilities (2)	—	106	—	106

Total liabilities	$—	$89,538	$50	$89,588

Assets measured at fair value on a non-recurring basis
Collateral-dependent impaired loans net of reserve for loan losses	$—	$—	$162,896	$162,896
OREO	—	—	28,703	28,703

Total assets	$—	$—	$191,599	$191,599

(1)	Other assets include derivatives for commitments to fund certain mortgage loans.

(2)	Other liabilities includes derivatives for commitments to fund certain mortgage loans and end-user foreign exchange derivative.

	December 31, 2008
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets and liabilities measured at fair value on a recurring basis
Assets:
Securities available-for-sale	$127,670	$1,294,279	$3,615	$1,425,564
Derivative assets	—	74,561	9	74,570
Other assets (1)	—	116	—	116

Total assets	$127,670	$1,368,956	$3,624	$1,500,250

Liabilities:
Derivative liabilities	$—	$76,038	$30	$76,068
Other liabilities (2)	—	1	—	1

Total liabilities	$—	$76,039	$30	$76,069

Assets measured at fair value on a non-recurring basis
Collateral-dependent impaired loans net of reserve for loan losses	$—	$—	$131,919	$131,919
OREO	—	—	23,823	23,823

Total assets	$—	$—	$155,742	$155,742

In accordance with the provisions of SFAS No. 114, Accounting by Creditors for Impairment of a Loan, we had collateral-dependent impaired loans with a carrying value of $170.4 million, a specific reserve of $7.5 million and a fair value of $162.9 million at March 31, 2009. The specific reserve for impaired loans included a write-down of $3.5 million during the first quarter 2009.
Reconciliation of Beginning and Ending Fair Value For Those
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(Amounts in thousands)

	Quarter Ended March 31, 2009
	Securities
	Available-	Impaired		Derivative	Derivative
	For-Sale	Loans	OREO	Assets	(Liabilities)
Balance at beginning of period	$3,615	$131,919	$23,823	$9	$(30)
Total gains (losses):
Included in earnings (1)	—	(3,466)	(300)	(5)	55
Included in other comprehensive income	—	—	—	—	—
Purchases, sales, issuances and settlements	—	34,443	5,180	—	(75)
Transfers in (out) of level 3	—	—	—	—	—

Balance at end of period	$3,615	$162,896	$28,703	$4	$(50)

Change in unrealized losses in earnings relating to assets and liabilities still held at end of period	—	7,460	(339)	—	—

(1)	Amounts disclosed in this line are included in the following line items in the Consolidated Statements of Income: impaired loans in provision for loan losses, OREO in other expenses, and derivative assets and derivative liabilities in capital markets products income.

	Quarter Ended March 31, 2008
	Securities
	Available-	Impaired		Derivative	Derivative
	For-Sale	Loans	OREO	Assets	(Liabilities)
Balance at beginning of period	$3,820	$—	$—	$—	$—
Total gains (losses):
Included in earnings	—	—	—	—	—
Included in other comprehensive income	1	—	—	—	—
Purchases, sales issuances and settlements	—	—	—	—	—
Transfers in (out) of level 3	—	—	—	—	—

Balance at end of period	$3,821	$—	$—	$—	$—

Change in unrealized losses in earnings relating to assets and liabilities still held at end of period	1	—	—	—	—

17. OPERATING SEGMENTS
We have three primary operating segments, Banking and The PrivateWealth Group that are delineated by the products and services that each segment offers, and the Holding Company. The Banking operating segment includes both commercial and personal banking services and The PrivateBank Mortgage Company. Commercial banking services are primarily provided to corporations and other business clients and include a wide array of lending and cash management products. Personal banking services offered to affluent individuals, professionals, and entrepreneurs include direct lending and depository services. The PrivateWealth Group operating segment includes fee-based services, investment advisory, personal trust and administration, custodial services, retirement accounts, and brokerage services, including personal investment management services provided by Lodestar, a subsidiary. The activities of the third operating segment, the Holding Company, include the direct and indirect ownership of our banking and nonbanking subsidiaries and the issuance of debt.
The accounting policies of the individual operating segments are the same as those of the Company as described in Note 1. Transactions between operating segments are primarily conducted at fair value, resulting in profits that are eliminated from consolidated results of operations. Financial results for each segment are presented below. For segment reporting purposes, the statement of condition of The PrivateWealth Group is included with the Banking segment.

	Three months ended March 31,
							Intersegment
	Banking		PrivateWealth		Holding Company		Eliminations		Consolidated Company
	2009	2008	2009	2008	2009	2008	2009	2008	2009	2008
Net interest income	$70,538	$40,319	$824	$448	$(6,643)	$(4,336)	$(839)	$(474)	$63,880	$35,957
Provision for loan losses	17,805	17,133	—	—	—	—	—	—	17,805	17,133
Non-interest income	19,712	4,094	3,794	4,419	56	50	—	(47)	23,562	8,516
Non-interest expense	46,931	34,014	4,088	4,190	7,038	4,775	—	(47)	58,057	42,932

Income (loss) before taxes	25,514	(6,734)	530	677	(13,625)	(9,061)	(839)	(474)	11,580	(15,592)
Income tax provision (benefit)	9,277	(3,718)	207	230	(4,721)	(2,821)	(354)	(193)	4,409	(6,502)

Net income (loss)	16,237	(3,016)	323	447	(8,904)	(6,240)	(485)	(281)	7,171	(9,090)
Noncontrolling interest expense	—	—	60	68	—	—	—	—	60	68

Net income (loss) attributable to controlling interests	16,237	(3,016)	263	379	(8,904)	(6,240)	(485)	(281)	7,111	(9,158)
Preferred stock dividend	—	—	—	—	2,270	107	—	—	2,270	107

Net earnings available to common stock-holders	$16,237	$(3,016)	$263	$379	$(11,174)	$(6,347)	$(485)	$(281)	$4,841	$(9,265)

	Banking		Holding Company		Intersegment Eliminations		Consolidated Company
Selected Balances	3/31/09	12/31/08	3/31/09	12/31/08	3/31/09	12/31/08	3/31/09	12/31/08
Assets	$9,333,513	$9,060,949	$1,102,665	$992,627	$(60,464)	$(13,039)	$10,375,714	$10,040,537
Total loans	8,483,641	8,036,807	—	—	—	—	8,483,641	8,036,807
Deposits	7,877,052	8,009,495	—	—	(60,464)	(13,039)	7,816,588	7,996,456
Borrowings	1,297,666	894,085	247,593	379,473	—	—	1,545,259	1,273,558
Stockholders’ equity	1,022,638	935,433	866,136	605,533	(1,022,546)	(935,400)	866,228	605,566

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
The discussion presented below provides an analysis of our results of operations and financial condition for the quarters ended March 31, 2009 and 2008. When we use the terms “PrivateBancorp,” the “Company,” “we,” “us,” and “our,” we mean PrivateBancorp, Inc. and its consolidated subsidiaries. When we use the term the “the Banks,” we are referring to our wholly owned banking subsidiaries, known under The PrivateBank brand. Management’s discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes presented elsewhere in this report, as well as in our 2008 Annual Report on Form 10-K. Results of operations for the quarter ended March 31, 2009 are not necessarily indicative of results to be expected for the year ending December 31, 2009. Unless otherwise stated, all earnings per share data included in this section and throughout the remainder of this discussion are presented on a diluted basis.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This report contains statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical facts, but instead represent only management’s beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside our control. Although we believe the expectations reflected in any forward-looking statements are reasonable, it is possible that our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in such statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” and the negative of these terms and other comparable terminology. These forward-looking statements include statements relating to our projected growth, anticipated future financial performance and management’s long-term performance goals. Forward-looking statements also include statements that anticipate the effects on our financial condition and results of operations from expected developments or events, such as the implementation of internal and external business and growth plans and strategies.
These forward-looking statements are subject to significant risks, assumptions and uncertainties, and could be affected by many factors. Factors that could have a material adverse effect on our financial condition, results of operations and future prospects include, but are not limited to:
•	continuing deterioration of U.S. economic conditions,

•	further deterioration in asset quality,

•	adverse developments in our loan or investment portfolios,

•	any need to continue to increase our allowance for loan losses,

•	unforeseen difficulties and higher than expected costs associated with the continued implementation of our Strategic Growth Plan;

•	fluctuations in market rates of interest and loan and deposit pricing in our market areas,

•	the effect of continued margin pressure on our earnings,

•	the failure to obtain on terms acceptable to us, or at all, the capital necessary to fund our growth and maintain our regulatory capital ratios, or those of our subsidiary banks, above the “well-capitalized” threshold,

•	any additional charges related to asset impairments,

•	insufficient liquidity or funding sources or our inability to obtain the funding necessary to fund our loan growth on terms that are acceptable to us,

•	legislative or regulatory changes, particularly changes in the regulation of financial services companies and/or products and services offered by financial service companies,

•	slower than anticipated growth of our business or unanticipated business declines, including as a result of continuing negative economic conditions,

•	inability to retain top management personnel due to recently-enacted legislation that restricts executive compensation,

•	unforeseen difficulties relating to the mergers and integration of subsidiary banks,

•	competition,

•	unforeseen difficulties in integrating new hires,

•	failure to improve operating efficiencies through expense controls,

•	the possible dilutive effect of potential acquisitions, expansion or future capital raises, and

•	risks and other factors set forth in Items 1A, “Risk Factors,” of our Annual Report on Form 10-K and Item 1A in this Form 10-Q.
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
CRITICAL ACCOUNTING POLICIES
Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and are consistent with predominant practices in the financial services industry. Critical accounting policies are those policies that management believes are the most important to our financial position and results of operations. Application of critical accounting policies requires management to make estimates, assumptions, and judgments based on information available at the date of the financial statements that affect the amounts reported in the financial statements and accompanying notes. Future changes in information may affect these estimates, assumptions, and judgments, which, in turn, may affect amounts reported in the financial statements.
We have numerous accounting policies, of which the most significant are presented in Note 1, “Summary of Significant Accounting Policies,” to the Consolidated Financial Statements of our 2008 Annual Report on Form 10-K. These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has determined that our accounting policies with respect to the allowance for loan losses, goodwill and intangible assets, and income taxes are the accounting areas requiring subjective or complex judgments that are most important to our financial position and results of operations, and, as such, are considered to be critical accounting policies, as discussed below.
Allowance for Loan Losses
We maintain an allowance for loan losses at a level management believes is sufficient to absorb credit losses inherent in our loan portfolio. The allowance for loan losses represents our estimate of probable losses in the portfolio at each balance sheet date and is based on a review of available and relevant information. The allowance contains provisions for probable losses that have been identified relating to specific borrowing relationships as well as probable losses inherent in our loan portfolio and credit undertakings that are not specifically identified. Our allowance for loan losses is assessed monthly to determine the appropriate level of the allowance. The amount of the allowance for loan losses is determined based on a variety of factors, including, among other factors, assessment of the credit risk of the loans in the portfolio, delinquent loans, impaired loans, evaluation of current economic conditions in the market area, actual charge-offs and recoveries during the period, industry loss averages and historical loss experience. The unallocated portion of the reserve involves the exercise of judgment by management and reflects various considerations, including management’s view that the reserve should have a margin that recognizes the imprecision inherent in the process of estimating credit losses.
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

Goodwill is allocated to business segments at acquisition. Fair values of reporting units are determined using either market-based valuation multiples for comparable businesses if available, or discounted cash flow analyses based on internal financial forecasts. If the fair value of a reporting unit exceeds its net book value, goodwill is considered not to be impaired.
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
Income Taxes
The determination of income tax expense or benefit, and the amounts of current and deferred income tax assets and liabilities are based on a complex analysis of many factors, including interpretation of federal and state income tax laws, current financial accounting standards, the difference between tax and financial reporting bases of assets and liabilities (temporary differences), assessments of the likelihood that the reversals of deferred deductible temporary differences will yield tax benefits and estimates of reserves required for tax uncertainties.
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
Temporary differences may give rise to deferred tax assets, which are recorded on our Consolidated Statements of Financial Condition as deferred tax assets. We assess the likelihood that deferred tax assets will be realized in future periods based on weighing both positive and negative evidence and establish a valuation allowance for those deferred tax assets for which recovery is unlikely, based on a standard of “more likely” than not. In making this assessment, we must make judgments and estimates regarding the ability to realize these assets through: (a) the future reversal of existing taxable temporary differences, (b) future taxable income, (c) the possible application of future tax planning strategies, and (d) carryback to taxable income in prior years. We have not established a valuation allowance relating to our deferred tax assets at March 31, 2009. However, there is no guarantee that the tax benefits associated with these deferred tax assets will be fully realized. We have concluded, as of March 31, 2009, that it is more likely than not that such tax benefits will be realized.
In the preparation of income tax returns, tax positions are taken based on interpretation of federal and state income tax laws for which the outcome of such positions may not be certain. We periodically review and evaluate the status of uncertain tax positions and may establish tax reserves for estimates of amounts that may ultimately be due or owed (including interest). These estimates may change from time to time based on our evaluation of developments subsequent to the filing of the income tax return, such as tax authority audits, court decisions or other tax law interpretations. There can be no assurance that any tax reserves will be sufficient to cover tax liabilities that may ultimately be determined to be owed. We had no tax reserves established relating to uncertain tax positions at March 31, 2009.
FIRST QUARTER PERFORMANCE OVERVIEW
Overview
PrivateBancorp, Inc. (“PrivateBancorp” or the “Company”) was incorporated in Delaware in 1989 for the purpose of becoming a holding company registered under the Bank Holding Company Act of 1956, as amended (the “Act”). PrivateBancorp, through its PrivateBank subsidiaries (the “Banks”), provides customized business and personal financial services to middle-market commercial and commercial real estate companies as well as business owners, executives, entrepreneurs and wealthy families. We seek to develop lifetime relationships with our clients. Through a growing team of highly qualified managing directors, the Banks deliver a sophisticated suite of tailored credit and non-credit solutions, including lending, treasury management, investment products, capital markets products and wealth management and trust services, to meet their clients’ commercial and personal needs. Since our inception, we have expanded into multiple geographic markets in the Midwest and Southeastern United States through the creation of new banks and banking offices and the acquisition of existing banks. Our clients also have access to mortgage loans offered through The PrivateBank Mortgage Company, a subsidiary of PrivateBancorp.
Through first quarter 2009, we continue to see strong net revenue growth as a result of the execution of the Strategic Growth Plan (the “Plan”) we launched in the fourth quarter 2007, driven by our organic balance sheet growth. We are selective in the clients we choose to do business with, opting for people and businesses we know and with which we have relationships. Based on our strategy, loans and deposits have continued to grow. We have begun to achieve the operating leverage (net revenue less non-interest expense) that we expected in the Plan, and this is reflected in the following specific results:
•	net revenue during the first quarter 2009 grew 94% over first quarter 2008,

•	efficiency ratio improved to 65.8% in the first quarter 2009 from 94.4 % in the first quarter 2008,

•	loans grew 6% during first quarter, and

•	client deposits grew 15% during the first quarter.
Balance Sheet Growth
Total loans increased $446.8 million to $8.5 billion at March 31, 2009, from $8.0 billion at December 31, 2008. Commercial loans, including commercial and industrial and owner-occupied commercial real estate loans, increased to 52% of the Company’s total loans at the end of the first quarter 2009 from 49% of total loans at December 31, 2008. Commercial real estate loans decreased to 28% of total loans at the end of the first quarter 2009, compared to 30% of the Company’s total loans at the end of 2008. We continue to achieve further loan diversification, which we sought through implementation of the Plan.
Total deposits were $7.8 billion at March 31, 2009, compared to $8.0 billion at December 31, 2008. Client deposits increased to $6.9 billion at March 31, 2009, from $6.0 billion at December 31, 2008. Client deposits at March 31, 2009, include $865.7 million in client CDARS® deposits. Brokered deposits (excluding client CDARS) decreased to 11% of total deposits in the first quarter 2009, from 26% of total deposits as of March 31, 2008, and 25% of total deposits at the end of 2008.
Operating Leverage
Net revenue, on a tax equivalent basis, grew 94% over the first quarter 2008 to $88.3 million from $45.5 million in the first quarter 2008. This increase was driven by stronger net interest income and non-interest income. Net interest income totaled $63.9 million in the first quarter 2009, compared to $36.0 million in the first quarter 2008, an increase of 78%. Net interest margin (on a tax equivalent basis) was 2.68%, compared to 2.88% for the first quarter 2008.
Non-interest income, excluding securities gains and losses, was $22.8 million in the first quarter 2009, an increase of 196% from $7.7 million in the first quarter 2008. Capital markets income grew to $11.2 million, compared with $391,000 in the first quarter 2008, as clients increased their use of derivatives for interest rate risk management. Mortgage banking income increased to $2.2 million in the first quarter 2009, compared to $1.5 million in the first quarter 2008, primarily related to refinancing activity from more favorable interest rates. Treasury management income was $1.6 million in the first quarter 2009 up from $184,000 in the first quarter 2008 primarily due to the rollout of new products and services. Banking and other services income increased to $3.6 million in the first quarter 2009, compared to $746,000 in the first quarter 2008, due to an increase in letter of credit fees and transaction-related fees.
Non-interest expense was $58.1 million in the first quarter 2009, compared to $42.9 million in the first quarter 2008. The increase is primarily related to higher salaries and employee benefits expense, insurance costs, net occupancy expense and professional fees.
Credit Quality
The credit markets remain challenging, and the Company continues to make credit, oversight and monitoring decisions a key priority. The first quarter 2009 provision for loan losses was $17.8 million, compared to $17.1 million in the first quarter 2008. The allowance for loan losses as a percentage of total loans was 1.50% at March 31, 2009, compared with 1.40% at December 31, 2008. Gross charge-offs during the first quarter 2009 were $7.0 million, offset by recoveries of $3.6 million. The Company had $191.6 million in total non-performing assets at March 31, 2009, compared to $155.7 million at December 31, 2008, reflecting a weakening credit environment. Non-performing assets to total assets were 1.85% at March 31, 2009, compared to 1.55% at December 31, 2008.

RESULTS OF OPERATIONS
Net Interest Income
Net interest income totaled $63.9 million in the first quarter 2009, compared to $36.0 million in the first quarter 2008, an increase of 78%. Net interest income equals the difference between interest income plus fees earned on interest-earning assets and interest expense incurred on interest-bearing liabilities. The level of interest rates and the volume and mix of interest-earning assets and interest-bearing liabilities impact net interest income. Net interest margin represents net interest income as a percentage of total average interest-earning assets. The accounting policies underlying the recognition of interest income on loans, securities, and other interest-earning assets are included in the “Notes to Consolidated Financial Statements” contained in our 2008 Annual Report on Form 10-K.
Our accounting and reporting policies conform to U.S. GAAP and general practice within the financial services industry. For purposes of this discussion, net interest income and any ratios or metrics that include net interest income as a component, such as for example, net interest margin, has been adjusted to a fully tax-equivalent basis to more appropriately compare the returns on certain tax-exempt loans and securities to those on taxable interest-earning assets. Although we believe that these non-GAAP financial measures enhance investors’ understanding of our business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP. The reconciliation of such adjustment is presented in the following table.
Table 1
Effect of Tax-Equivalent Adjustment
(Amounts in thousands)

	Quarters Ended March 31,
	2009	2008	% Change
Net interest income (U.S. GAAP)	$63,880	$35,957	78
Tax-equivalent adjustment	846	1,026	(18)

Tax-equivalent net interest income	$64,726	$36,983	75

Increasing our net interest income is a fundamental goal of our Plan. We have done this to date by increasing the amount of loans we carry on our balance sheet. The average balance of our loans increased by $3.6 billion between the first quarter 2008 and the first quarter 2009. The yield on the new loans we are adding to the balance sheet compared to the cost of the money we use to fund those loans also matters from a profitability standpoint. Since launching the Plan in late 2007, we expected loan growth would lead to client deposit growth, and we would have to rely heavily on more expensive wholesale funding sources until client deposit growth caught up with loan growth. In the fourth quarter 2008 and first quarter 2009, we experienced a deceleration in loan growth, as the economy weakened and as we became more selective in the loans we originated, and an acceleration in client deposit growth. This has allowed us to reduce our dependence on wholesale funding sources and has contributed to an improved net interest margin in the first quarter 2009 compared to the fourth quarter 2008. We have and will continue to emphasize that our relationship managers find opportunities to grow client deposits, which generally represents a lower cost of funds for us but also a deepening of our relationship with our clients. Our future success in growing client deposits, we believe, will affect our net interest income and net interest margin and, hence, our profitability.
Table 2 summarizes the changes in our average interest-earning assets and interest-bearing liabilities as well as the average interest rates earned and paid on these assets and liabilities, respectively, for the quarters ended March 31, 2009 and 2008. The table also details increases and decreases in income and expense for each of the major categories of interest-earning assets and interest-bearing liabilities and analyzes the extent to which such variances are attributable to volume and rate changes. Interest income and yields are presented on a tax-equivalent basis assuming a federal income tax rate of 35%, which includes the tax-equivalent adjustment as presented in Table 1 above.
Net interest margin for the first quarter 2009 of 2.68% was down from 2.88% in the first quarter 2008. Our net interest margin decreased between the periods primarily because we did not gain as much benefit from our non-interest bearing demand deposit accounts (“DDAs”) in the 2009 period as we did in the 2008 period as market interest rates declined. The increase in DDAs between the periods increased our average interest earning assets but the lower yield in the 2009 period compared to the 2008 period put downward pressure on our net interest margin.
Our average balance of assets and liabilities approximately doubled between the first quarter 2008 and the first quarter 2009. Our net interest income increased significantly year-over-year as a result of the substantial increase in our interest-earning assets, primarily loans. While market interest rates dropped between the periods, the steep drop in the yield we earn on our interest earning assets was matched by a similarly steep drop in our cost of funds, though the yield declined 2 basis points more than our cost of funds as our assets re-priced slightly faster than our interest-bearing liabilities. The steep drop in market interest rates made our DDAs less valuable because the average yield we could earn on our interest-earning assets, funded by these zero-cost deposits, declined by 195 basis points between periods. We calculate our net interest margin as the net interest income we earn on our average interest-earning assets. While our DDAs doubled between the periods in step with the doubling of our average balance sheet, the contribution of those DDAs to our net interest margin fell from 47 basis points to 29 basis points between the periods because the return on these monies declined as market interest rates declined; this lower contribution level caused our net interest margin to decline quarter over quarter.
Should interest rates rise in the future, our DDA balances, assuming their balance as a percentage of average interest –earning assets remains the same, will enhance our net interest margin and, thus, prove more valuable to us. To a lesser extent, net interest margin also declined due to continued decreases in the prime and LIBOR rates of interest as our interest earning assets re-price more quickly than our interest-bearing deposits.
As shown in Table 2, first quarter 2009 tax-equivalent net interest income increased to $64.7 million compared to $37.0 million in the first quarter 2008. The increase in interest-earning assets increased interest income by $56.8 million, while a decline in the average rate earned on interest-earning assets reduced interest income by $30.2 million. First quarter 2009 interest expense declined $1.2 million compared to first quarter 2008. The increase in interest-bearing liabilities increased interest expense by $28.1 million, but the shift to less expensive wholesale borrowing, coupled with an overall decrease in the average rate paid on interest-bearing liabilities reduced interest expense by $29.3 million.
We continue to use multiple interest rate scenarios to assess the direction and magnitude of changes in interest rates and their impact on net interest income. A description and analysis of our market risk and interest rate sensitivity profile and management policies is included in Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” of this Form 10-Q.

Table 2
Net Interest Income and Margin Analysis
(Dollars in thousands)

	Quarters Ended March 31,						Attribution of Change
	2009			2008 (1)			in Net Interest Income (2)
			Yield/			Yield/
	Average		Rate	Average		Rate		Yield/
	Balance	Interest	(%)	Balance	Interest	(%)	Volume	Rate	Total

Assets:
Federal funds sold and other short-term investments	$94,525	$288	1.24	$25,708	$246	3.80	$301	$(259)	$42
Securities:
Taxable	1,230,728	14,546	4.73	345,183	4,286	4.97	10,476	(216)	10,260
Tax-exempt (3)	166,966	2,698	6.46	190,009	3,270	6.88	(380)	(192)	(572)

Total securities	1,397,694	17,244	4.94	535,192	7,556	5.65	10,096	(408)	9,688

Loans :
Commercial, construction and commercial real estate	7,366,742	83,242	4.56	3,923,148	65,801	6.73	44,019	(26,578)	17,441
Residential	348,008	4,958	5.70	283,827	4,313	6.08	927	(282)	645
Private Client	499,042	4,744	3.86	386,513	5,999	6.23	1,457	(2,712)	(1,255)

Total loans	8,213,792	92,944	4.56	4,593,488	76,113	6.65	46,403	(29,572)	16,831

Total interest-earning assets (3)(4)	9,706,011	110,476	4.58	5,154,388	83,915	6.53	56,800	(30,239)	26,561

Cash and due from banks	89,462			53,851
Allowance for loan losses	(114,414)			(51,726)
Other assets	390,347			265,537

Total assets	$10,071,406			$5,422,050

Liabilities and Stockholders’ Equity:
Interest-bearing demand deposits	$328,713	$399	0.49	$152,094	$422	1.11	$304	$(327)	$(23)
Savings deposits	15,959	25	0.63	14,071	59	1.68	7	(41)	(34)
Money market accounts	2,954,309	6,539	0.90	1,582,108	13,162	3.34	6,877	(13,500)	(6,623)
Time deposits	1,604,369	10,549	2.67	1,268,932	14,544	4.60	3,218	(7,213)	(3,995)
Brokered deposits	2,120,080	16,335	3.12	1,007,276	11,814	4.70	9,635	(5,114)	4,521

Total interest-bearing deposits	7,023,430	33,847	1.95	4,024,481	40,001	3.99	20,041	(26,195)	(6,154)
Short-term borrowings	792,174	2,988	1.51	264,339	3,110	4.65	3,062	(3,184)	(122)
Long-term debt	617,408	8,915	5.78	271,695	3,821	5.57	4,989	105	5,094

Total interest-bearing liabilities	8,433,012	45,750	2.19	4,560,515	46,932	4.12	28,092	(29,274)	(1,182)

Non-interest bearing demand deposits	771,578			325,368
Other liabilities	79,892			76,026
Stockholders’ equity	786,924			460,141

Total liabilities and stockholders’ equity	$10,071,406			$5,422,050

Net interest spread			2.39			2.41
Effect of non-interest bearing funds			0.29			0.47

Net interest income/margin (2)		$64,726	2.68		$36,983	2.88	$28,708	$(965)	$27,743

Quarterly Net Interest Margin Trend
	2009	2008
	First	Fourth	Third	Second	First
Yield on interest-earning assets	4.58%	5.30%	5.58%	5.84%	6.53%
Rates paid on interest-bearing liabilities	2.19%	3.01%	3.27%	3.47%	4.12%
Net interest margin (3)	2.68%	2.62%	2.70%	2.75%	2.88%

(1)	Prior period net interest margin computations were modified to conform to the current period presentation.

(2)	For purposes of this table, changes which are not due solely to volume changes or rate changes are allocated to such categories in proportion to the absolute amounts of the change in each.

(3)	Interest income and yields are presented on a tax-equivalent basis, assuming a federal income tax rate of 35%. See Table 1 for a reconciliation of the effect of the tax-equivalent adjustment.

(4)	Average loans on a nonaccrual basis for the recognition of interest income totaled $145.3 million as of March 31, 2009 and $44.0 million as of March 31, 2008 and are included in loans for purposes of this analysis. Non-accrual loans are included in the average balances and the annualized interest foregone on these loans was approximately $6.6 million for the quarter ended March 31, 2009 compared to approximately $2.9 million in the prior year quarter.

Provision for Loan Losses
The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable and reasonably estimable losses inherent in the existing loan portfolio. The provision for loan losses totaled $17.8 million for the quarter ended March 31, 2009 compared to $17.1 million for the quarter ended March 31, 2008. Net-charge offs were $3.5 million for the quarter ended March 31, 2009 compared to $4.1 million for the quarter ended March 31, 2008. For further analysis and information on how we determine the appropriate level for the allowance for loan losses and the factors on which provisions are based, see the “Loan Portfolio and Credit Quality” section on page 40.
Non-interest Income
Two of the goals of our Plan are to increase and diversify the sources of our non-interest income. We believe we are continuing to make progress in achieving both of these goals. Our total non-interest income increased $15.0 million, or 177%, to $23.6 million for the first quarter 2009 compared to $8.5 million in the first quarter 2008. The period over period increase reflects the significant contribution of our expanded products and services in the past year offered through the capital markets and treasury management groups which has resulted in greater diversification in our sources of non-interest income. In the prior year first quarter, non-interest income was driven by revenue from The PrivateWealth Group, which contributed $4.4 million, or 52%, of the $8.5 million, in non-interest income. In the first quarter of 2009, The PrivateWealth Group contributed $3.8 million, or 16%, of our non-interest income, while capital markets and treasury management products contributed $11.2 million and $1.6 million, respectively, representing 48% and 7%, respectively, of non-interest income for the first quarter of 2009. This demonstrates our diversification of non-interest income as capital markets and treasury management fee income reduce our reliance on fee income from The PrivateWealth Group.
Our goal is to deliver the “whole” Bank to our clients and make available to them a broad and expanding suite of products and services. Our success in accomplishing this diversity objective is reflected in our first quarter 2009 results and, we believe, as our client base continues to grow we will be able to continue to grow and diversify our non-interest revenue.
Table 3
Non-interest Income Analysis
(Dollars in thousands)

	Quarters Ended March 31,
	2009	2008	% Change
The PrivateWealth Group	$3,794	$4,419	(14)
Mortgage banking	2,175	1,530	42
Capital markets products	11,233	391	n/m
Treasury management	1,605	184	772
Bank owned life insurance (“BOLI”)	389	432	(10)
Banking and other services	3,594	746	382

Subtotal operating revenues	22,790	7,702	196
Gains on securities sales, net	772	814	(5)

Total non-interest income	$23,562	$8,516	177

n/m	Not meaningful
The capital markets group delivers customized interest rate risk management and payment solutions that help our clients achieve their financing and risk management objectives. Within capital markets, we provide interest rate swaps, caps and collars and foreign exchange spot trading. We take no market, currency or interest rate risk because we run a matched back-to-back book with a variety of liquidity providers who are market makers in this arena. Our risk is the credit risk of our counterparties, which we manage in line with our credit policies and procedures outlined in our risk management policies. Capital markets income, which includes a $3.8 million credit value adjustment (“CVA”), grew to $11.2 million, compared with $391,000 in the first quarter 2008, as the group had just been formed. The CVA represents the credit component of fair value with regard to both client-based trades and the related matched trades with interbank dealer counter-parties.

We continue to enhance our treasury management capabilities and now provide all aspects of receivables and payables services in addition to online banking and reporting. We offer remote capture, liquidity management, and lockbox services to meet our clients’ needs and drive non-interest and interest-bearing deposits to the bank. Treasury management income was $1.6 million in the first quarter 2009 compared to $184,000 in the first quarter 2008. This increase is attributable to growth in delivery of services to existing and new clients.
The PrivateWealth Group’s fee revenue was down in the first quarter 2009 to $3.8 million, compared to $4.4 million in the first quarter 2008. The PrivateWealth Group’s assets under management declined only slightly to $3.2 billion at March 31, 2009, compared with $3.3 billion at March 31, 2008. Fee revenue for a quarter is predominantly based on the market value of assets under management early in the quarter. Significantly higher volatility in the market value of assets under management during the first quarter of 2009, and an increase in assets held in non-fee producing cash equivalents, combined to cause fee revenue to decrease disproportionately to the decrease in assets under management. The Company continues to see net additions to new and existing accounts which help dampen the effect of market declines on the value of the assets under management.
Mortgage banking income increased to $2.2 million in the first quarter 2009, compared to $1.5 million at the end of the first quarter 2008. Mortgage banking income increased over the prior period due to the current low interest rate environment, which has spurred market demand and a higher volume of loans sold.
Bank owned life insurance (“BOLI”) revenue represents the change in cash surrender value (“CSV”) of the policies, net of premiums paid. The decrease in the BOLI revenue was attributable to lower earnings credited to policies, based on investments made by the insurer. The tax-equivalent yield on BOLI was 5.19% for first quarter 2009 compared to 5.93% for first quarter 2008. Income recognized on this product includes policies covering certain higher-level employees who are deemed to be significant contributors to the Company. The cash surrender value of BOLI at March 31, 2009 was $46.3 million, compared to $44.6 million at March 31, 2008.
Banking and other services income increased to $3.6 million in the first quarter 2009, compared to $746,000 in the first quarter 2008 due to an increase in letter of credit fees and transaction-related fees.
Securities gains were $772,000 for the three months ended March 31, 2009 compared to $814,000 in the prior year period.
Non-interest Expense
It is important to the success of our Plan that we control our non-interest expenses. Increasing the growth of our net revenue at a rate that exceeds the growth in our non-interest expense will continue to provide us the operating leverage we expect under the Plan and drive our profitability. In the first quarter of 2008, which was the first full quarter for the execution of our Plan, we incurred high compensation expenses as we hired producers and senior members of our executive team and our revenue growth lagged these up-front expenses. Our revenue growth has since caught up with our expenses and we are achieving the operating leverage we expected when we announced our Plan in November 2007. This leverage is evidenced through the improvement in our first quarter 2009 efficiency ratio (noninterest expense as a percentage of tax-equivalent net interest income plus total non-interest income) of 65.8% from 94.4% in the first quarter 2008. We continue to actively run our business to maintain tight cost control and expense management.

Table 4
Non-interest Expense Analysis
(Dollar amounts in thousands)

	Quarters Ended March 31,
	2009	2008	% Change
Compensation expense:
Salaries and wages	$16,178	$13,583	19
Share-based payment costs	5,907	2,773	113
Incentive compensation, retirement costs and other employee benefits	13,036	11,393	14

Total compensation expense	35,121	27,749	27
Net occupancy expense	6,041	3,845	57
Technology and related costs	1,632	1,220	34
Marketing	1,842	2,828	(35)
Professional services	4,260	2,311	84
Investment manager expenses	609	968	(37)
Net foreclosed property expense	444	558	(20)
Supplies and printing	342	350	(2)
Postage, telephone, and delivery	581	541	7
Insurance	3,832	870	340
Amortization of intangibles	329	234	41
Other expenses	3,024	1,458	107

Total non-interest expense	$58,057	$42,932	35

Operating efficiency ratios
Non-interest expense to average assets	2.34%	3.18%
Net overhead ratio	1.39%	2.55%
Efficiency ratio (1)	65.76%	94.36%

((1)	The efficiency ratio is presented on a tax-equivalent basis, assuming a federal income tax rate of 35%. See Table 1 for a reconciliation of the effect of the tax-equivalent adjustment.
Non-interest expense was $58.1 million in the first quarter, increasing $15.1 million or 35%, compared to $42.9 million in the first quarter 2008. The increase over the first quarter 2008 represents the ongoing investment in the Strategic Growth Plan throughout the year. The 35% increase over the first quarter 2008 is a direct result of a combined increase in compensation expense, net occupancy expense and insurance costs partially offset by a decrease in net foreclosed property expenses, investment management fees and marketing expenses.
The increase of $7.4 million in compensation costs over the prior year quarter reflects the human capital investment associated with the significant hiring initiative under the Plan in early 2008, as the number of full-time equivalent employees increased 20% to 786 at March 31, 2009 compared to 657 at March 31, 2008. The $3.1 million increase in share-based payments is attributable to a greater number of employees with equity awards compared to first quarter 2008 and equity awards granted during first quarter 2009 to certain senior level executives. Compensation expense also includes incentive compensation accruals and additional revenue-based compensation expense recognized during the 2009 quarter.
Net occupancy expense grew by $2.2 million over the first quarter 2008 to $6.0 million and reflects the investments we have made in growing our office space to accommodate our larger downtown Chicago team.
Professional fees, which include fees paid for legal, accounting, consulting and information systems consulting services, increased by $1.9 million over the first quarter 2008 due to higher legal and consulting fees to support various strategic initiatives including the rapid expansion of products and service offerings, infrastructure enhancements and increased fees paid for external and internal audit services over the prior year period. The growth in professional fees also reflects the growth in the volume and complexity of our business driven by the rapid pace in which we have built out our business platform to accommodate the objectives of our Plan. Over time, we expect, to some degree, to supplant reliance on third-party professionals with in-house professionals as we expand our internal human resources.
First quarter 2009 insurance costs increased $3.0 million over first quarter 2008 due to higher Federal Deposit Insurance Corporation (FDIC) assessment fees. The increase in FDIC insurance fees is attributable to a 56% growth in deposits year over year for which fees are assessed and an increase in fee rates since the first quarter 2008. In December 2008 the FDIC finalized a rule that raised the then current assessment rates uniformly by 7 basis points for the first quarter 2009 assessment. The new rule resulted in annualized assessment rates for Risk Category 1 institutions ranging from 12 to 14 basis points. The increase in deposit insurance expense during the first quarter of 2009 compared to the first quarter of 2008 was also partly related to the additional 10 basis point assessment paid on covered transaction accounts exceeding the $250,000 under the Temporary Liquidity Guaranty Program. As a result of the requirement to increase the FDIC’s Bank Insurance Fund to statutory levels over a prescribed period of time and increased pressure on the fund’s reserves due to the increasing number of bank failures, FDIC insurance costs for 2009 will be significantly higher for all insured depository institutions.
Net foreclosed property expenses decreased by $114,000 over the first quarter 2008 which is directly correlated with costs to manage our other real estate owned portfolio. Marketing expenses declined $986,000 over the previous quarter as the Company reduced client entertainment and other activities in line with the current economic environment.
Income Taxes
Our provision for income taxes includes both federal and state income tax expense. The effective income tax rate for the three months ended March 31, 2009 was 38.1% compared to (41.7)% for the three months ended March 31, 2008, reflecting the net income generated in the first quarter of 2009 versus a loss in the first quarter of 2008.
The effective income tax rate varies from the statutory federal income tax rate of 35% principally due to state income taxes, the effects of tax-exempt earnings from municipal securities and bank-owned life insurance and non-deductible compensation and business expenses.
In determining that realization of the deferred tax assets is more likely than not and no valuation allowance is needed at March 31, 2009, we considered a number of factors including reversing taxable temporary differences in future periods and our ability to generate future taxable income.
Operating Segments Results
We have three primary business segments: Banking (which includes our lines of business; Illinois Commercial Banking, National Commercial Banking, Commercial Real Estate, and The PrivateClients Group); The PrivateWealth Group; and Holding Company Activities. The PrivateBank Mortgage Company results are included in the Banking segment.
Banking
The profitability of each of our bank subsidiaries is primarily dependent on net interest income, provision for loan losses, non-interest income and non-interest expense. Net income for the banking segment for the quarter ended March 31, 2009 was $16.2 million, a 638% increase from a net loss of $3.0 million for the prior year period. The increase in net income for the banking segment resulted primarily from a 75% increase in net interest income, offset by a 38% increase in expenses associated with the operation of our Plan, including greater compensation-related expense. Total loans for the banking segment increased by 6% to $8.5 billion during the first quarter 2009 as compared to $8.0 billion at December 31, 2008. Commercial loans, including commercial and industrial and owner-occupied commercial real estate loans, continue to be the fastest-growing segment of the loan portfolio and increased to $4.4 billion, or 52% of our total loans, from $4.0 billion, or 50%, of total loans at December 31, 2008. Commercial real estate loans decreased to 28% of our total loans at March 31, 2009, compared to 30% of total loans at December 31, 2008. Total deposits decreased slightly by 2% to $7.9 billion at March 31, 2009 from $8.0 billion at December 31, 2008.
The PrivateWealth Group
The PrivateWealth Group segment includes investment management, investment advisory, personal trust and estate administration, custodial and escrow, retirement account administration, and brokerage services. The PrivateWealth Group’s assets under management remained relatively constant at $3.2 billion at March 31, 2009 as compared to $3.3 billion at December 31, 2008, despite a significant decline in the market value of many investments. We continue to see net additions in assets which help offset the decline in assets under management due to market performance. The PrivateWealth Group’s fee revenue was $3.8 million, a decrease of 14%, for the quarter ended March 31, 2009 compared to $4.4 million for the prior year period primarily due to significantly higher volatility in the market value of assets under management during the first quarter of 2009, and an increase in assets held in non-fee producing cash equivalents. Net income for The PrivateWealth

Group decreased 31% to $263,000 for the quarter ended March 31, 2009 from $379,000 in the prior year period primarily due to the decrease in fee revenue.

For a number of our wealth management relationships, we utilize third-party investment managers, including Lodestar Investment Counsel, LLC (“Lodestar”), a subsidiary of the Company. Fees paid to third party investment managers decreased to $609,000 for the quarter ended March 31, 2009, compared to $968,000 in the prior year period. The 2009 decrease is attributable to the decline in assets under management and an increase in assets held in cash equivalents . Fees paid to Lodestar, which are eliminated in consolidation, totaled approximately $91,000 in the first quarter 2009 compared to $119,000 in the prior year period.
Holding Company Activities
The Holding Company Activities segment consists of parent company only matters. The Holding Company’s most significant assets are its net investments in its four banking subsidiaries and its mortgage banking subsidiary. Holding Company activities are reflected primarily by interest expense on borrowings and operating expenses of the parent company. Recurring holding company operating expenses consist primarily of compensation (amortization of share-based compensation) and professional fees. The Holding Company segment reported a net loss of $11.2 million for the quarter ended March 31, 2009, compared to a net loss of $6.3 million for the prior year period. The increase in the net loss year over year is primarily due to a 53% increase in net interest expense related to the issuance of $143.8 in junior subordinated debentures in May 2008, and increased legal and audit fees at the holding company level due to the continued growth of the Company.
FINANCIAL CONDITION
Total Assets
Total assets increased to $10.4 billion at March 31, 2009, an increase of 3% from $10.0 billion at December 31, 2008. Asset growth from December 31, 2008 was primarily due to loan portfolio growth of 6% during the quarter.
Investment Portfolio Management
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
Table 5
Investment Portfolio Valuation Summary
(Dollars in thousands)

	At March 31, 2009			At December 31, 2008
	Fair	Amortized	% of	Fair	Amortized	% of
	Value	Cost	Total	Value	Cost	Total
Available-for-Sale
U.S. Treasury securities	$126,490	$117,866	9.0	$127,670	$117,875	8.8
Collateralized mortgage obligations	247,718	239,198	17.5	267,115	263,393	18.4
Other mortgage-backed securities	834,080	804,439	59.0	825,942	803,115	56.9
Corporate collateralized mortgage obligations	6,215	6,216	0.4	6,240	6,499	0.4
State and municipal securities	170,741	163,353	12.1	198,597	190,461	13.7

Total available-for-sale	1,385,244	1,331,072	98.0	1,425,564	1,381,343	98.2

Non-marketable Equity Investments
FHLB stock	24,255	24,255	1.7	23,663	23,663	1.6
Other	3,780	3,780	0.3	3,550	3,550	0.2

Total non-marketable equity investments	28,035	28,035	2.0	27,213	27,213	1.8

Total securities	$1,413,279	$1,359,107	100.0	$1,452,777	$1,408,556	100.0

As of March 31, 2009, our securities portfolio totaled $1.4 billion, decreasing 3% from December 31, 2008. During first quarter 2009 we took advantage of market conditions to sell $27.8 million of securities, primarily state and municipal securities, at a net gain of $772,000. We reinvested the majority of the proceeds back into investments similar to those already in the portfolio.
Investments in mortgage related securities, CMOs and MBS, comprise 79% of the available-for-sale securities portfolio. Virtually all of the mortgage securities are guaranteed by one of the three major federal housing agencies, Fannie Mae, Freddie Mac, or Ginnie Mae. All mortgage securities are composed of fixed rate, fully amortizing collateral with final maturities of 30 years or less.
Investments in debt instruments of state and local municipalities comprised 12% of the total available-for-sale securities portfolio. This type of security has historically experienced very low default rates and provided a predictable cash flow since it generally is not subject to significant prepayment. Insurance companies regularly provide credit enhancement to improve the credit rating and liquidity of a municipal bond issuance. Management considers the credit enhanced and underlying municipality credit rating when evaluating a purchase or sale decision.
At March 31, 2009, our reported stockholders’ equity reflected unrealized securities gains net of tax of $33.7 million. This represented an increase of $6.1 million from unrealized securities gains net of tax of $27.6 million at December 31, 2008.
Non-marketable equity investments include Federal Home Loan Bank (“FHLB”) stock and other various equity securities. At March 31, 2009, our consolidated investment in FHLB stock was $24.3 million, compared to $23.7 million at December 31, 2008. Our FHLB stock holdings are necessary to qualify for FHLB advances, and we are closely monitoring the financial condition of the FHLBs in which we have an investment. At March 31, 2009, we owned $3.8 million in other securities, which consist of equity investments to fund civic and community projects and qualify for CRA purposes.
We do not own any Freddie Mac or Fannie Mae preferred stock or sub-debt obligations, bank trust preferred securities, nor do we own any sub-prime mortgage-backed securities.
LOAN PORTFOLIO AND CREDIT QUALITY
Portfolio Composition
Our loan portfolio is comprised of commercial, real estate (which includes commercial real estate, construction, and residential real estate) and personal loans. Outstanding loans totaled $8.5 billion as of March 31, 2009, an increase of 6% from December 31, 2008. The increase since December 31, 2008 was led by growth in commercial loans which grew 11% from December 31, 2008 to 52% of the Company’s loan portfolio. We believe we are well positioned to both pursue and take advantage of prudent, targeted lending opportunities.
Table 6
Loan Portfolio
(Dollars in thousands)

	March 31,	% of	December 31,	% of
	2009	Total	2008	Total	% Change
Commercial and industrial	$3,531,439	41.6	$3,437,130	42.8	2.7
Owner-occupied commercial real estate	872,656	10.3	538,688	6.7	62.0

Total commercial	4,404,095	51.9	3,975,818	49.5	10.8

Commercial real estate	1,825,805	21.5	1,980,271	24.7	(7.8)
Commercial real estate – multifamily	520,455	6.1	403,690	5.0	28.9

Total commercial real estate	2,346,260	27.6	2,383,961	29.7	(1.6)

Construction	837,952	10.0	815,150	10.1	2.8
Residential real estate	332,736	3.9	328,138	4.1	1.4
Home equity	205,872	2.4	191,934	2.4	7.3
Personal	356,726	4.2	341,806	4.2	4.4

Total loans	$8,483,641	100.0	$8,036,807	100.0	5.6

The following table summarizes our loans secured by non-owner occupied commercial real estate by property type and collateral location at March 31, 2009 and December 31, 2008.
Table 7
Collateral Location by Property Type

	As of March 31, 2009
							% of Total
	IL	GA	MI	MO	WI	Other	Portfolio
Commercial real estate
Health care	0.7%	0.3%	0.1%	0.3%	0.2%	6.4%	8.0%
Vacant land	3.0%	0.2%	1.0%	0.8%	0.1%	1.6%	6.7%
Residential 1-4 family	5.8%	0.1%	1.4%	0.5%	0.7%	1.7%	10.2%
Multi-family	8.2%	1.1%	0.7%	1.4%	0.4%	3.5%	15.3%
Mixed use	2.6%	0.3%	0.3%	0.8%	0.1%	1.7%	5.8%
Office	3.9%	0.9%	0.8%	1.3%	0.1%	2.0%	9.0%
Warehouse	5.1%	0.9%	1.5%	0.1%	0.1%	3.3%	11.0%
Retail	3.8%	0.3%	1.5%	0.4%	0.2%	1.6%	7.8%
Other	0.7%	0.1%	0.7%	0.2%	—	0.4%	2.1%

Total commercial real estate	33.8%	4.2%	8.0%	5.8%	1.9%	22.2%	75.9%

Construction
Residential 1-4 family	1.2%	—	0.3%	0.6%	—	0.2%	2.3%
Multi-family	1.0%	0.6%	0.1%	0.1%	0.1%	0.5%	2.4%
Other	10.0%	0.8%	0.8%	1.4%	0.9%	5.5%	19.4%

Total construction	12.2%	1.4%	1.2%	2.1%	1.0%	6.2%	24.1%

Total commercial real estate and construction	46.0%	5.6%	9.2%	7.9%	2.9%	28.4%	100.0%

	As of December 31, 2008
							% of Total
	IL	GA	MI	MO	WI	Other	Portfolio
Commercial real estate
Vacant land	8.1%	0.3%	0.5%	0.9%	0.4%	2.6%	12.8%
Residential 1-4 family	3.0%	—	1.3%	0.4%	0.3%	0.7%	5.7%
Multi-family	5.5%	1.0%	0.5%	1.3%	0.4%	1.8%	10.5%
Mixed use	2.6%	—	0.3%	0.5%	0.1%	0.2%	3.7%
Office	6.4%	1.1%	0.9%	1.8%	0.3%	2.3%	12.8%
Warehouse	3.8%	0.6%	1.5%	0.1%	0.1%	1.7%	7.8%
Retail	3.9%	0.8%	2.8%	0.2%	0.3%	3.8%	11.8%
Other	4.1%	0.4%	1.3%	0.3%	—	9.0%	15.1%

Total commercial real estate	37.4%	4.2%	9.1%	5.5%	1.9%	22.1%	80.2%

Construction
Residential 1-4 family	3.3%	0.8%	0.5%	0.8%	0.1%	0.7%	6.2%
Multi-family	0.8%	—	0.1%	0.1%	0.1%	0.3%	1.4%
Other	5.5%	0.7%	0.7%	1.1%	0.6%	3.6%	12.2%

Total construction	9.6%	1.5%	1.3%	2.0%	0.8%	4.6%	19.8%

Total commercial real estate and construction	47.0%	5.7%	10.4%	7.5%	2.7%	26.7%	100.0%

During the first quarter of 2009, we began a collateral reclassification project to enhance property type detail, particularly on land development and construction loans. The March 31, 2009 table reflects reclassifications made during the first quarter of 2009. The project is extensive and will progressively allow us to achieve improved transparency of our loan portfolio and collateral attributes over the next several quarters.
As the loan portfolio mix has evolved over the past several quarters, a greater percentage of commercial and industrial credit exists, improving our loan portfolio’s diversification. We regularly and routinely review the loan portfolio mix in order to determine appropriate concentration levels.
Allowance for Loan Losses
Loan quality is monitored by management and reviewed by the Loan Committee of the Board of Directors. The amount of addition to the allowance for loan losses, which is charged to earnings through the provision for loan losses, is determined based on a variety of factors, including, among other factors, assessment of the credit risk of the loans in the portfolio, delinquent loans, impaired loans, evaluation of current economic conditions in the market area, actual charge-offs and recoveries during the period, industry loss averages and historical loss experience. The determination of the level of the allowance also involves the exercise of judgment by management and reflects various considerations, including management’s view that the reserve should have a margin that recognizes the imprecision inherent in the process of estimating credit losses.
For a summary of the changes in the reserve for loan losses during the quarters ended March 2009 and 2008, refer to Note 5 of “Notes to Consolidated Financial Statements.”
Table 8
Allowance for Loan Losses
(Dollars in thousands)

	2009	2008
	March 31	December 31	September 30	June 30	March 31
As of the period ended
Allowance for loan losses	$127,011	$112,672	$102,223	$79,021	$61,974
Total loans	8,483,641	8,036,807	7,441,137	6,417,026	5,136,066
Allowance for loan losses to loans	1.50%	1.40%	1.37%	1.23%	1.21%
Allowance for loan losses to nonperforming loans	78%	85%	116%	135%	133%

For the quarter ended
Provision for loan losses	$17,805	$119,250	$30,173	$23,024	$17,133
Net loans charged off	3,466	108,801	6,971	5,977	4,050
Net loans charged off to average loans, annualized	0.17%	5.49%	0.40%	0.42%	0.35%
We increased our allowance for loan losses to $127.0 million as of March 31, 2009, up $14.3 million from $112.7 million at December 31, 2008. The ratio of the allowance for loan losses to total loans was 1.50% as of March 31, 2009, up from 1.40% as of December 31, 2008. Given the comprehensive review of all underperforming and nonperforming loans completed at the end of the first quarter and the adequacy of loss factors used in our analysis, we believe that the allowance for loan losses is adequate to provide for probable and reasonably estimable credit losses inherent in our loan portfolio as of March 31, 2009. The loan loss allowance as a percentage of nonperforming loans was 78% at March 31, 2009 compared to 85% at December 31, 2008. Total loans charged off, net of recoveries, in first quarter 2009 were 0.17% of average loans compared to 5.49% at December 31, 2008.
During first quarter 2009, net charge-offs totaled $3.5 million as compared to $4.1 million in first quarter 2008. Charge-offs were mainly in the commercial category, reflecting a weakening in the commercial real estate sector, and recoveries were in residential land and development loans. The provision for loan losses for first quarter 2009 totaled $17.8 million and exceeded net charge-offs by 509%.

Our loan loss allowance model is driven primarily by risk ratings, loan classifications and loan loss factors. The loan loss factors used in our analysis reflect the significant losses realized in the fourth quarter 2008, providing us current experience upon which to base our model’s results. The level of the allowance for loan losses is also a judgment and reflects our current view of market conditions and portfolio performance.
The following table shows our allocation of the allowance for loan losses by specific category at the dates shown.
Table 9
Allocation of Allowance for Loan Losses
(Dollars in thousands)

	As of
	March 31, 2009		December 31, 2008
		% of		% of
		Total		Total
	Amount	Allowance	Amount	Allowance
General allocated reserve:
Commercial	$47,258	37	$39,524	35
Commercial real estate	37,026	29	31,625	28
Construction	30,429	24	27,231	24
Residential real estate	1,443	1	1,294	1
Home equity	1,220	1	1,000	1
Personal	1,540	1	1,527	2

Total general allocated	118,916	93	102,201	91
Specific reserve	7,460	6	330	—
Unallocated reserve	635	1	10,141	9

Total	$127,011	100	$112,672	100

During the first quarter of 2009, we re-allocated the majority of our unallocated reserves to support our older vintage loan portfolio.  This included strengthening the regional allocations for our Michigan and Missouri banks’ loan portfolios, as well as the Chicago-based seasoned loan portfolio.  We also identified several banking relationships with loan impairments requiring the establishment of specific reserves.
The accounting policies underlying the establishment and maintenance of the allowance for loan losses are discussed in Notes 1 and 5 to the Consolidated Financial Statements of our 2008 Annual Report on Form 10-K.
In addition to the allowance for loan losses, we maintain a reserve for unfunded commitments at a level we believe to be sufficient to absorb estimated probable losses related to unfunded credit facilities. At March 31, 2009, our reserve for unfunded commitments was $889,000, a 6% increase over $840,000 at December 31, 2008. The reserve is computed using a methodology similar to that used to determine the general allocated component of the allowance for loan losses. Net adjustments to the reserve for unfunded commitments are included in other non-interest expense in the Consolidated Statements of Income.
Nonperforming Assets and Delinquent Loans
Nonperforming loans include loans past due 90 days and still accruing interest, loans for which the accrual of interest has been discontinued and loans for which the terms have been renegotiated to provide for a reduction or deferral of interest and principal due to a weakening of the borrower’s financial condition. Nonperforming assets include nonperforming loans and real estate that has been acquired primarily through foreclosure and is awaiting disposition. For a detailed discussion of our policy on accrual of interest on loans, see Note 1 to the Consolidated Financial Statements of our 2008 Annual Report on Form 10-K. At March 31, 2009, we had no loans past due 90 days and still accruing interest.

Table 10
Nonperforming Assets and Past Due Loans
(Dollars in thousands)

		% of
	2009	Loan	2008
	March 31	Category	December 31	September 30	June 30	March 31
Nonaccrual loans:
Commercial and industrial	$19,017	0.43%	$11,735	$14,454	$9,847	$3,560
Commercial real estate	55,238	2.35%	48,143	33,136	20,822	8,348
Construction	66,067	7.88%	63,305	35,130	22,583	29,214
Residential real estate	8,138	2.45%	6,829	3,210	2,118	3,167
Personal and home equity	14,436	2.57%	1,907	2,127	1,978	2,228

Total nonaccrual loans	162,896		131,919	88,057	57,348	46,517
90 days past due loans (still accruing interest):
Commercial and industrial	—	—	—	—	—	—
Commercial real estate	—	—	—	—	1,180	22
Construction	—	—	—	—	—	—
Residential real estate	—	—	—	—	—	—
Personal and home equity	—	—	—	—	—	1

Total 90 days past due loans	—		—	—	1,180	23

Total nonperforming loans	162,896		131,919	88,057	58,528	46,540
Foreclosed real estate (“OREO”)	28,703		23,823	18,465	14,579	19,346

Total nonperforming assets	$191,599		$155,742	$106,522	$73,107	$65,886

30-89 days past due loans (still accruing interest):
Commercial and industrial	$23,953	0.54%	$12,060	$5,867	$5,983	$40,740
Commercial real estate	55,881	2.38%	9,113	18,473	8,282	47,265
Construction	7,196	0.86%	9,166	19,113	7,062	35,738
Residential real estate	5,606	1.68%	3,485	3,104	1,121	5,856
Personal and home equity	7,804	1.39%	1,580	3,400	7,631	16,787

Total 30-89 days past due loans	$100,440		$35,404	$49,957	$30,079	$146,386

Nonaccrual loans to total loans	1.92%		1.64%	1.18%	0.89%	0.91%
Nonaccrual loans to total assets	1.57%		1.31%	0.98%	0.77%	0.77%
Nonperforming loans to total loans	1.92%		1.64%	1.18%	0.91%	0.91%
Nonperforming assets to total assets	1.85%		1.55%	1.18%	0.98%	1.10%
Allowance for loan losses as a percent of nonperforming loans	78%		85%	116%	135%	133%
During the first quarter 2009, we saw increased levels of stress with some borrowers. The continued economic difficulties were evident across most business sectors, with stress in our portfolio largely driven by weakness in our non-residential commercial real estate (“CRE”) sector. Nonperforming assets were 1.85% of total assets at March 31, 2009 compared to 1.55% at December 31, 2008, primarily consisting of nonperforming residential development loans identified in late 2008 and loans which became nonperforming during the first quarter 2009. The additions to nonperforming loans include credit extended directly for CRE property investment, to individuals who have further invested in commercial real estate and some owner-occupied real estate. We continue to closely monitor our CRE portfolio as part of our regular loan portfolio review.
Nonperforming loans to total loans was 1.92% at March 31, 2009 compared to 1.64% at year-end, driven mainly by weakness in the CRE sector, however there were no concentrations by geography or property type in the increase. The stress in this sector remains.
During the fourth quarter 2008, we completed a portfolio review which resulted in a substantial increase in our level of nonaccrual loans at year end 2008. We also took substantial charge-offs during the fourth quarter 2008 as we identified inherent losses where cash flow and guarantor support indicated likely non-performance and where losses from deteriorating assets values were evident. We believe that these loan assets are fairly valued at March 31, 2009 and we continuously monitor these loans. At the end of the first quarter 2009, as project and guarantor cash flow support dissipated and collateral protection weakened, we undertook a diligent and comprehensive review of all underperforming loans. This review identified loans considered to be nonperforming, and where warranted, we established specific reserves and recognized inherent losses.
Loans 30-89 days totaled $100.4 million at March 31, 2009 compared to $35.4 million at December 31, 2008. These loans are strictly administered in accordance with our credit management practices. Of the $100.4 million in past due loans at March 31, 2009, approximately 30% were payment past dues and 70% were past due for renewal reasons. Based on where we are in the current economic cycle, we are applying more diligent underwriting standards and financial analysis on all loan renewals. The necessary financial analysis, customer communication, obtaining greater financial detail and current collateral valuations, requires increased processing time in order to implement the higher standards. Therefore, a portion of the loans may go past maturity and become technically past due during this lengthened renewal process. We anticipate that a portion of those loans past due for renewal reasons will move out of the past due category in the second quarter 2009.
Our disclosure with respect to impaired loans is contained in Note 5 of “Notes to Consolidated Financial Statements”.
FUNDING AND LIQUIDITY MANAGEMENT
Deposits
Our deposit gathering activities are strategic. We knew from the time we launched the Plan in November 2007 that deposit growth would lag loan growth and we would have to rely heavily on wholesale funding sources until we were able, over time, to close the gap between the volume of new loans we recorded on our balance sheet and the client deposits we captured. We have built and continue to build a suite of deposit and cash management products and services that have and, we believe, will continue to generate client deposits for us. We also have personnel devoted solely to our deposit generation efforts. Moreover, our relationship-based banking model means we are focused on delivering the “whole Bank” to our clients including our deposit and cash management services. In the fourth quarter of 2008 and the first quarter of 2009 our client deposit growth has exceeded our loan growth and created greater balance between loan and deposit growth since the launch of our Plan, enabling us to rely less on more expensive wholesale funding sources. Nevertheless, we have a number of wholesale funding sources available to us, and as a matter of prudent asset/liability management, we utilize a variety of funding sources to find the optimal balance among duration risk, cost, liquidity risk and contingency planning.
Table 11
Deposits
(Dollars in thousands)

	As of
	March 31,	%	December 31,	%
	2009	of Total	2008	of Total	% Change
Non-interest bearing deposits	$954,311	12.2	$711,693	8.9	34.1
Interest-bearing deposits	428,529	5.5	232,099	2.9	84.6
Savings deposits	16,745	0.2	15,644	0.2	7.0
Money market accounts	3,004,523	38.4	2,783,238	34.8	8.0
Brokered deposits:
Traditional	768,488	9.8	1,481,762	18.5	(48.1)
Client CDARS	865,656	11.1	678,958	8.5	27.5
Non-client CDARS	106,816	1.4	494,048	6.2	(78.4)

Total brokered deposits	1,740,960	22.3	2,654,768	33.2	(34.4)
Other time deposits	1,671,520	21.4	1,599,014	20.0	4.5

Total deposits	$7,816,588	100.0	$7,996,456	100.0	(2.2)

Client deposits (1)	$6,941,284		$6,020,646		15.3

(1)	Total deposits, net of traditional brokered deposits and non-client CDARS.
Total deposits at March 31, 2009 decreased 2% from year-end 2008 primarily due to the maturity of traditional brokered deposits. Client deposits increased by $921,000, or 15%, to $6.9 billion during the first quarter 2009 compared to $6.0 billion at December 31, 2008. During first quarter 2009, we have continued to facilitate our deposit growth by pursuing deposits from existing and new clients, increasing institutional and municipal deposits, attracting additional business DDA account balances through our enhanced treasury management services, and increasing use of our CDARS deposit program. Total non-interest bearing deposits increased $242.6 million or 34% at March 31, 2009 from December 31, 2008. The total number of consumer and business DDA accounts grew 10% over prior year with business DDA accounts that grew at a 39% rate.
Brokered deposits totaled $1.7 billion at March 31, 2009, down 34% from $2.7 billion at December 31, 2008 due to a reduction in traditional brokered deposits and non-client CDARS deposits. During first quarter 2009, we reduced our reliance on brokered deposits as a source of funding for the growth in our loan portfolio and utilized client deposits and lower costing funds through the Federal Reserve Bank discount window program to support our funding needs. We have issued certain brokered deposits with call option provisions, which provide us with the opportunity to redeem the certificates of deposits on a specified date prior to the contractual maturity date. Our brokered deposits to total deposits ratio was 22% at March 31, 2009 and 33% at December 31, 2008. Brokered deposits at March 31, 2009 include $972.5 million in CDARS deposits, of which we consider $865.7 million to be client related CDARS.
Table 12
Scheduled Maturities of Brokered and Other Time Deposits
(Dollars in thousands)

	Brokered	Other Time	Total
Year ending December 31, 2009:
Second quarter	$902,853	$877,120	$1,779,973
Third quarter	524,297	379,830	904,127
Fourth quarter	110,780	143,931	254,711
2010	70,047	212,939	282,986
2011	5,494	37,386	42,880
2012	45,738	14,722	60,460
2013	9,477	5,233	14,710
2014 and thereafter	72,274	359	72,633

Total	$1,740,960	$1,671,520	$3,412,480

Short-term Borrowings
Short-term borrowings which includes securities sold under agreements to repurchase, federal funds purchased, term auction facilities issued by the Federal Reserve Bank, borrowings under the Company’s credit facility and Federal Loan Home Bank (“FHLB”) advances that mature in one year or less, increased $179.7 million primarily due to $600.0 million outstanding through the Federal Reserve Bank discount window’s primary credit program, offset by a decrease in federal funds purchased, FHLB advances and the payoff in full of our $20.0 million credit facility during the first quarter 2009. Additionally, on March 16, 2009, we redeemed $112.2 million of the $115.0 million aggregate outstanding principal amount of our contingent convertible senior notes at a redemption price in cash equal to 100% of the principal amount, plus accrued and unpaid interest. On May 1, 2009, we redeemed the remaining $2.8 million aggregate principal amount outstanding of the notes.
MANAGEMENT OF CAPITAL
Stockholders’ equity increased to $866.2 million at March 31, 2009, an increase of $260.6 million from $605.6 million of stockholders’ equity at December 31, 2008, due primarily to an additional $243.8 million in capital as a result of the issuance of preferred stock to the U.S. Treasury under the TARP CPP.
During the first quarter 2009, GTCR Golder Rauner, L.L.C., the holder of all of the issued and outstanding shares of our Series A non-voting preferred stock, indicated a willingness to convert its non-voting Series A preferred shares into shares of non-voting common stock.  As described in our proxy statement for our 2009 Annual Stockholders Meeting, in order to effect this conversion, our stockholders are being asked to approve an amendment to our Certificate of Incorporation to revise the terms of the existing Series A preferred stock GTCR owns and to authorize a new class of non-voting common stock. The conversion, if it occurs, would improve our tangible common equity ratio (total equity less preferred stock, goodwill and other intangible assets divided by equity) by approximately 50 basis points to 5.14% on a pro forma basis as of March 31, 2009.

Issuance of Preferred Stock
On January 30, 2009, we sold 243,815 shares of a newly created class of fixed rate cumulative perpetual preferred stock, Series B to the Treasury as part of the TARP CPP Program. We also issued to the Treasury a ten-year warrant to purchase up to 1.3 million shares of our common stock, or 15% of the aggregate dollar amount of Series B preferred shares purchased by the Treasury, at an exercise price of $28.35 per share. The Series B preferred stock and warrants qualify for regulatory Tier 1 capital and may be redeemed at any time that regulatory approval for such redemption can be obtained. The preferred stock has a dividend rate of 5% for the first five years, increasing to 9% thereafter. Among other things, we are is subject to restrictions and conditions including those related to the payment of dividends on our common stock, share repurchases, executive compensation, and corporate governance. We have deployed this new capital mainly to support prudent new lending in all the markets we serve.
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
The following table presents our consolidated measures of capital as of the dates presented and the capital guidelines established by the FRB to be categorized as “well capitalized”.
Table 13
Capital Measurements
(Dollar amounts in thousands)

			Regulatory	Excess Over
			Minimum For	Required
	March 31,	December 31,	“Well	Minimums
	2009	2008	Capitalized”	at 3/31/09
Regulatory capital ratios:
Total capital to risk-weighted assets	12.63%	10.32%	10.00%	$253,401
Tier 1 capital to risk-weighted assets	10.13%	7.24%	6.00%	398,182
Tier 1 leverage to average assets	9.79%	7.17%	5.00%	477,556
Other capital ratios:
Tangible common equity to tangible assets (1)	4.58%	4.49%
Tangible equity to tangible assets(2)	7.45%	5.07%
Tangible equity to risk-weighted assets(2)	7.94%	5.45%
Total equity to total assets(2)	8.35%	6.03%

(1)	Ratio is not subject to formal FRB regulatory guidance. Tangible common equity equals total equity less preferred stock, goodwill and other intangible assets, and tangible assets equals total assets less goodwill and other intangible assets.

(2)	Ratio is not subject to formal FRB regulatory guidance. Tangible equity equals total equity less goodwill and other intangible assets, and tangible assets equals total assets less goodwill and other intangible assets.
Tangible equity, including preferred stock, was $765.0 million at March 31, 2009 and $504.0 million at the end of 2008. Tangible common equity was $470.4 million at March 31, 2009, an increase of 5% from $445.9 million at year-end 2008. Our tangible equity to tangible assets ratio was 7.45% as of March 31, 2009, up from 5.07% as of December 31, 2008 and our tangible common equity to tangible assets ratio was 4.58% at March 31, 2009, up from 4.49% at December 31, 2008.
For further details of the regulatory capital requirements and ratios as of December 31, 2008 for the Company and our subsidiary banks, refer to Note 18 of “Notes to Consolidated Financial Statements” in our 2008 Annual Report on Form 10-K.

Stock Repurchase Programs
Our ability to repurchase shares of our common stock is subject to the applicable restrictions of the CPP following the January 30, 2009 sale of the Series B preferred stock to the Treasury under the CPP. In connection with restrictions on stock repurchases as part of the CPP, we terminated our existing stock repurchase program on February 26, 2009. The restrictions on repurchases will not affect our ability to repurchase shares in connection with the administration of our employee benefit plans as such transactions are in the ordinary course and consistent with our past practice.
Dividends
We declared dividends of $.01 per common share in first quarter 2009, down 87% from the quarterly dividend per share declared in first quarter 2008 of $0.075. The Company intends to use the retained capital and liquidity to continue the execution of the Strategic Growth Plan.
As a result of our participation in the CPP, we are subject to various restrictions on our ability to increase the cash dividends we pay on our common stock and our ability to repurchase shares of our stock.
LIQUIDITY
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
We also develop and maintain contingency funding plans, which evaluate our liquidity position under various operating circumstances and allow us to ensure that we would be able to operate through a period of stress when access to normal sources of funding is constrained. The plans project funding requirements during a potential period of stress, specify and quantify sources of liquidity, outline actions and procedures for effectively managing through the problem period, and define roles and responsibilities. The plans are reviewed and approved annually by the Asset and Liability Committee.
Our bank subsidiaries’ principal sources of funds are client deposits, including large institutional deposits, wholesale market-based borrowings and capital contributions by the Company. Our bank subsidiaries’ principal uses of funds include funding growth in the core asset portfolios, including loans, and to a lesser extent, our investment portfolio, which is used primarily to manage interest rate and liquidity risk. The primary sources of funding for the holding company include dividends received from its bank subsidiaries, and proceeds from the issuance of senior, subordinated and convertible debt, as well as equity. Primary uses of funds for the parent company include repayment of maturing debt, share repurchases, dividends paid to stockholders, interest paid to our debt holders and subsidiary funding through capital and/or debt.
Our client deposits, the most stable source of liquidity due to the nature of long-term relationships generally established with our clients, are available to provide long-term liquidity for our bank subsidiaries. At March 31, 2009, 67% of our total assets were funded by client deposits, compared to 60% at December 31, 2008. Client deposits for purposes of this ratio are defined to include all deposits less traditional brokered deposits and non-client CDARS. Time deposits are included as client deposits since these deposits have historically not been volatile deposits for us.
While we first look toward internally generated deposits as a funding source, we continue to utilize wholesale funding sources, including brokered deposits, in order to enhance liquidity and to fund our loan growth. Brokered deposits decreased to 22% of total deposits at March 31, 2009, compared to 33% of total deposits at December 31, 2008. During 2009, we expect to continue relying on brokered deposits as an alternative method of funding growth and expect brokered deposit levels to fluctuate depending upon factors including the timing and amount of loan growth, client deposit growth and our decisions to utilize other borrowing sources. Our asset/liability management policy currently limits our use of brokered deposits excluding reciprocal CDARS to levels no more than 40% of total deposits, and brokered deposits to levels no more than 50% of total deposits. We do not expect these threshold limitations to limit our ability to implement our Plan.

Net cash provided by operations totaled $17.6 million for the three months ended March 31, 2009 compared to net cash used in operations of $34.6 million in the prior year period.  Net cash outflows from investing activities totaled $402.8 million in the first three months of 2009 compared to a net cash outflow of $1.0 billion in the prior year period primarily due to greater loan growth in the prior year quarter.  Cash inflows from financing activities in the first three months of 2008 totaled $335.3 million compared to a net inflow of $1.1 billion in the first three months of 2008.
ITEM 3. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK
We encounter risks as part of the normal course of our business and we design risk management processes to help manage these risks. The Market and Interest Rate Risk Management section included in Item 7 of our 2008 Form 10-K provides a general overview of the risk measurement, control strategies and monitoring aspects of our corporate-level risk management processes. Additionally, our 2008 Annual Report on Form 10-K provides an analysis of the risk management processes for what we view as our primary areas of risk: credit, liquidity and market, as well as a discussion of our use of financial derivatives as part of our overall asset and liability risk management process. Our approach to managing these risks has not significantly changed since December 31, 2008.
Risk Management
We are exposed to market risk from changes in interest rates that could affect our results of operations and financial condition. We manage our exposure to these market risks through our regular operating and financing activities. We occasionally use derivative financial instruments as a risk management tool to hedge interest rate risk.
Interest Rate Risk
To manage the interest rate mix of our balance sheet and related cash flows, we have the ability to use a combination of financial instruments, including medium-term and short-term financings, variable-rate debt instruments, fixed rate loans and securities and, to a lesser extent, interest rate swaps. Approximately 41% of the total loan portfolio is indexed to LIBOR, 33% of the total loan portfolio is indexed to the prime rate of interest, and another 7% of the total loan portfolio otherwise adjusts with other short-term interest rates. Changes in market rates and the shape of the yield curve may give us the opportunity to make changes to our investment security portfolio as part of our asset/liability management strategy.
We have not changed our interest rate risk management strategy from December 31, 2008 and do not foresee or expect any significant changes in our exposure to interest rate fluctuations, but we will continue to consider the use of interest rate swaps on our assets or liabilities in the future depending on changes in market rates of interest.
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
Our primary way of estimating the potential impact of interest rate changes on our income statement is through the use of a simulation model based on our interest-earning asset and interest-bearing liability portfolios, assuming the size of these portfolios remains constant throughout the twelve month measurement period. The simulation assumes that assets and liabilities accrue interest on their current pricing basis. Assets and liabilities then re-price based on current terms and remain at that interest rate through the end of the measurement period. The model attempts to illustrate the potential change in net interest income if the foregoing occurred. The following table shows the estimated impact of an immediate change in interest rates as of March 31, 2009 and December 31, 2008.
Analysis of Net Interest Income Sensitivity
(Dollars in thousands)

	Immediate Change in Rates
	-50	+50	+100	+200	+300
March 31, 2009:
Dollar change	$(6,317)	$5,278	$10,008	$20,355	$32,030
Percent change	(2.4)%	2.0%	3.8%	7.6%	12.0%
December 31, 2008:
Dollar change	$(1,861)	$2,766	$5,151	$9,476	$14,911
Percent change	(0.9)%	1.4%	2.5%	4.7%	7.3%
The estimated impact to our net interest income over a one year period is reflected in dollar terms and percentage change. As an example, this table shows that if there had been an instantaneous parallel shift in the yield curve of +100 basis points on March 31, 2009, net interest income would increase by $10.0 million or 3.8% over a one-year period, as compared to a net interest income increase of $5.2 million or 2.5% if there had been an instantaneous parallel shift of +100 basis points at December 31, 2008.
Changes in the effect on net interest income at March 31, 2009, compared to December 31, 2008 are due to the timing and nature of the re-pricing of rate sensitive assets to rate sensitive liabilities within the one year time frame. As compared to the prior quarter, the interest rate simulation reports increased net interest income sensitivity as evidenced by a greater percent change in the net interest income and greater estimated dollar change per scenario. The estimated dollar impact on net interest income is also impacted in each scenario due to increases in our interest-earning asset and interest-bearing liability portfolios. During 2009 our net asset growth was primarily in floating rate assets, funded by non interest bearing funds and liabilities with longer repricing periods than those assets, which contributes to the increased sensitivity.
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
ITEM 4. CONTROLS AND PROCEDURES
At the end of the period covered by this report, (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based on and as of the date of that evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures are effective, in all material respects, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in the Company’s internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
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
Risks Related to Our Business
          We may not be able to implement aspects of our Strategic Growth Plan.
In the fourth quarter of 2007, we announced the implementation of our Plan, which included the hiring of our new President and CEO, Larry D. Richman, in November 2007, as well as the hiring of a significant number of senior commercial bankers and other employees, in late 2007 and through 2008, which significantly expanded the size and scope of the Company, particularly in our Chicago offices. Our growth strategy contemplates continued substantial organic growth, including the further expansion of our business and operations. We may also continue the hiring of additional personnel, although at a slower pace than during 2008, as we look to add new and enhanced product lines and services and possibly establish additional banking offices in our existing or in new metropolitan markets in the United States. Implementing our growth strategy depends in part on our ability to successfully identify and capture new business, clients, market share and potential acquisition opportunities in both our existing and new markets. To successfully grow our business, we must also be able to correctly identify and capture profitable client relationships and generate enough additional revenue to offset the compensation and other operating costs associated with the expansion in the size and scope of the Company. Moreover, as we open new offices we must be able to attract the necessary relationships to make these new offices cost-effective.
It is also likely that the costs associated with continued future expansion, including compensation-related expenses, will continue to have an adverse effect on our earnings per share while we continue to implement our growth strategy. To the extent we hire new banking officers or open new banking or business development offices, our level of reported net income, return on average equity and return on average assets will be affected by overhead expenses associated with such hiring and operation, or start-up costs, and the related profitability will also depend on the time lag associated with new banking relationships, originating loans, and building core deposits, as well as the increase in our allowance for loan losses that typically occurs as we grow our loan portfolio. We are likely to experience the effects of higher expenses relative to operating income from any new operation and the expansion of our employee base. These expenses may be higher than we expected, and it may take longer than expected for new hires and new offices to reach profitability, if at all. In addition, we cannot be sure that we will be able to identify suitable opportunities for further growth and expansion, or that if we do, that we will be able to successfully integrate these new operations into our business. If we are unable to effectively implement our growth strategies, our business may be adversely affected.
          Our growth and expansion may strain our ability to manage our operations and our financial resources, and we are subject to risks inherent in rapid growth.
Our financial performance and profitability depend on our ability to continue to execute our Plan. Our expected continued growth, however, may present operating and other challenges that could adversely affect our business, financial condition, results of operations and cash flows.
Our growth will place a strain on our infrastructure, including administrative, operational and financial resources, and increased demands on our systems and controls. Accordingly, our growth will require continued enhancements to, and expansion of, our operating and financial systems and controls and may strain or significantly challenge them. The process of integrating our new personnel, as well as consolidating the businesses and implementing the strategic integration of any acquired or newly-established banking offices and businesses with our existing business, may take a significant amount of time. It may also place additional strain on our existing personnel and resources and require us to incur substantial expenses.
We have rapidly grown in size since the inception of our Plan, and we may not be able to manage our growth, effectively integrate any businesses that we acquire or establish , or effectively enhance our infrastructure in order to be able to support our continued and anticipated growth. In order to continue to grow, we will also need to hire additional qualified personnel, and we may not be successful in attracting, integrating and retaining such personnel.
In addition, due to our rapid growth, a large portion of the loans in our loan portfolio were originated recently. In general, because loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a portfolio of more mature loans will usually behave more predictably than a newer portfolio such as ours. As a result, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels. If chargeoffs in future periods increase and/or we are required to increase our provision for loan losses, our earnings and possibly our capital would be adversely affected.
          Our owner-occupied commercial real estate, construction, and other commercial real estate loans often involve loans with large principal amounts, and repayment of these loans may be dependent on factors outside our control and the control of our borrowers, which may subject these loans to a higher degree of credit risk.
At March 31, 2009, our owner-occupied commercial real estate, construction and other commercial real estate loans totaled $872.7 million, $838.0 million and $2.3 billion, respectively, or 10%, 10% and 28%, respectively, of our total loan portfolio. The repayment of these loans generally is dependent, in large part, on the successful operation of a business occupying the property, the cost and time frame of constructing or improving a property, the availability of permanent financing, or the successful sale or leasing of the property. These loans are often more adversely affected by general conditions in the real estate markets or in the local economy where the borrower’s business is located. In addition, the relatively long loan maturities of these loans, the borrower’s inability to use funds generated by a project to service a loan until a project is completed, and the more pronounced risk to interest rate movements and the real estate market that these borrowers face while a project is being completed or seeking a buyer, make these loans more vulnerable to risk of repayment. For example, many construction and commercial real estate loan principal payments are not fully amortized over the loan period, but have balloon payments due at maturity, and a borrower’s ability to make such balloon payment may depend on its ability to either refinance the loan or complete a timely sale of the underlying property, which will likely be more difficult in an environment of declining property values and/or increasing interest rates. In addition, on a non-owner occupied commercial loan property, if the cash flow from a borrower’s project is reduced due to leases not being obtained or renewed, that borrower’s ability to repay the loan may be impaired. As such, if general economic conditions negatively impact these businesses, our results of operations and financial condition may be adversely affected.
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
We maintain an allowance for loan losses that we believe is sufficient to absorb credit losses inherent in our loan portfolio. The allowance for loan losses represents our estimate of probable losses in the portfolio at each balance sheet date. The allowance contains provisions for probable losses that have been identified relating to specific borrowing relationships, as well as probable losses inherent in the loan portfolio and credit undertakings that are not specifically identified.
As a percentage of total loans, the allowance was 1.50% at March 31, 2009. Over the past year, we increased our allowance as a percentage of total loans based on management’s analysis of our credit quality, including a significant increase in non-performing loans, and other factors. Our regulators review the adequacy of our allowance and, through the examination process, have authority to compel us to increase our allowance even if we believe it is adequate. We cannot predict whether our regulators will compel us to increase our allowance. Although we believe our loan loss allowance is adequate to absorb probable and reasonably estimable losses in our loan portfolio, the allowance may not be adequate. If our actual loan losses exceed the amount that is anticipated, our results of operations and financial condition could be materially adversely affected.

          We must be able to successfully integrate our new hires and maintain a cohesive culture in order for our management team to be effective.
Since September 30, 2007, we have hired a substantial number of senior commercial banking officers and other professionals as we have implemented our Plan. We must also be able to continue to integrate these new hires and retain existing staff in order to successfully build a cohesive management team to fully realize the goals of our Plan. The inability to manage the social and cultural issues involved in this integration could adversely affect our ability to successfully re-align and grow our business as anticipated, and could cause us to incur additional cost and expense as a result of management’s time and focus being diverted toward resolving any such issues.
          The loss of key managing directors may adversely affect our operations.
We are a relationship-driven organization. Our growth and development to date have resulted in large part from the efforts of our managing directors who have primary contact with our clients and are extremely important in maintaining personalized relationships with our client base, which is a key aspect of our business strategy and in increasing our market presence. The loss of one or more of these key employees could have a material adverse effect on our operations if remaining managing directors are not successful in retaining client relationships of a departing managing director. See also “Risk Factors—Our participation in the U.S. Treasury’s Capital Purchase Program (“CPP”) subjects us to certain restrictions” below.
We have entered into employment contracts with Ralph B. Mandell, our Chairman, Larry D. Richman, our President and Chief Executive Officer, and numerous executive officers and managing directors. Despite these agreements, there can be no assurance that any of these individuals will decide to remain employed by us or that our business will be protected by various covenants not to compete or covenants not to solicit our clients that are contained in these agreements.
          We may not be able to access sufficient and cost-effective sources of liquidity necessary to fund our anticipated balance sheet growth.
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
Our Plan anticipates continued loan growth, especially in commercial loans. To the extent our deposit growth is not commensurate with our loan growth, we may not be able to fund this growth, or may need to access alternative, more expensive funding sources, including increasing our reliance on brokered deposits. Addressing these funding needs will be even more challenging if the amount of brokered deposits we utilize approaches our internal policy limits or if the Federal Home Loan Bank, in response to current U.S. financial conditions, places more stringent requirements on a financial institution’s ability to borrow funds. Likewise, the federal funds market, which is an important short-term liquidity source for us, has experienced a high degree of volatility and disruption since the second quarter of 2008. In the fourth quarter of 2008 and the first quarter of 2009 we experienced a significant increase in client deposits that has allowed us to reduce our reliance on wholesale funding sources for the time being. However, there can be no assurance that this level of client deposit growth will continue or that we will be able to maintain the lower reliance on wholesale deposits that we have experienced in the last two quarters. There is also no way to determine with any degree of certainty the reasons for the significant growth in our client deposits and hence whether these deposits are, in whole or in part, permanent or transitory. If the returns in the equity markets improve or FDIC insurance coverage is reduced, some of our client deposits could move to higher yielding investment alternatives, thus causing a reduction in our client deposits and increased reliance on wholesale funding sources. If in the future additional cost-effective funding is not available on terms satisfactory to us or at all, we may need to curtail our loan growth, which could adversely affect our results of operations and earnings.

Our holding company’s liquidity position is affected by the amount of cash and other liquid assets on hand, payment of interest and dividends on debt and equity instruments issued by the holding company, capital we inject into the Banks, redemption of debt issued by the holding company, proceeds we raise through the issuance of debt and equity instruments through the holding company, draws on existing credit facilities at the holding company level and dividends received from the Banks. Our future liquidity position may be adversely affected if in the future one or a combination of the following events occurs: the Banks report net losses or their earnings are weak relative to our holding company’s cashflow needs, we deem it advisable or are required by the Board of Governors of the Federal Reserve System (the “Federal Reserve”) to use cash at the holding company to support loan growth of the Banks through downstream capital injections, or we have difficulty raising cash at the holding company level through the issuance of debt or equity instruments or accessing additional sources of credit. If we foresee that the holding company will lack liquidity, we may manage this risk by reducing the amount of capital we inject into the Banks, thus causing our loan growth to slow. This, in turn, could adversely affect our results of operations and earnings.
          We may not be able to raise additional capital necessary to fund our growth and remain well-capitalized.
Our ability to raise additional capital to support our growth and meet minimum regulatory capital requirements at the holding company and at each of our bank subsidiaries is dependent on us being able to efficiently and cost-effectively access the capital markets. Accordingly, we must continue to be able to issue additional equity securities, trust preferred securities and/or debt when and in the amounts we deem necessary, and there must be ready purchasers of our securities willing to invest in us. However, events or circumstances in the capital markets generally that are beyond our control may adversely affect our capital costs, our ability to raise capital at any given time and the dilution consequences of any common equity raise we may undertake. For instance, the capital and credit markets continue to experience high levels of volatility and disruption. In certain cases, especially in the case of stocks of financial institutions, the markets have produced significant downward pressure on stock prices and credit capacity for certain issuers without regard to those issuers’ underlying financial strength or condition. If the recent market disruptions and volatility continue or worsen, we may experience an adverse effect on our business, including dilution of earnings per share and restrictions on our ability to access capital. Our inability to raise additional capital on terms satisfactory to us or at all may affect our ability to grow and would adversely affect our financial condition, results of operations and our compliance with regulatory capital ratios and those of our subsidiary banks.
          We are subject to restrictive financial covenants under our debt arrangements that may limit our operational flexibility and opportunities for growth.
We have a senior credit facility consisting of a $20 million revolving credit line. At March 31, 2009, no amounts were drawn on this facility; however, we expect to draw on it from time to time as liquidity needs arise. Our senior credit facility contains certain restrictive covenants, including covenants that require us to maintain specified financial ratios and satisfy financial condition tests. Our requirement to comply with these ratios, tests and covenants may restrict or prohibit our ability to take actions that could benefit us and our stockholders, and could restrict our growth. Additionally, these ratios, tests and covenants could place us at a competitive disadvantage to our competitors who may not be subject to similar restrictions and may increase our vulnerability to sustained economic downturns and changing market conditions.
          In the event we fail to comply with our restrictive debt covenants under our senior credit facility, we may not be able to obtain the necessary amendments or waivers, and our lenders could accelerate the payment of all outstanding amounts due under those arrangements.
Our ability to meet the financial ratios and tests contained in our senior credit facility and otherwise comply with our covenants may be affected by various events, including those that may be beyond our control. In addition to financial covenants pertaining to our consolidated net worth and capital ratios, our financial covenants require that, as of the end of each fiscal quarter:
•	our allowance for loan losses may not be less than 60% of our nonperfoming assets (“Loan Loss Reserve Coverage Ratio”);

•	our total nonperforming assets may not be greater than 2.5% of total loans and other real estate owned (“NPA/Total Loans Ratio”); and

•	our ratio of investments in our subsidiaries to our total equity capital may not be greater than 1.50 to 1.00 (“Double Leverage Ratio”),
As of March 31, 2009, our Loan Loss Reserve Coverage Ratio, NPA/Total Loans Ratio and Double Leverage Ratio was 66.29%, 2.26% and 1.18 to 1.00, respectively. We may not be able to continue to meet these and other ratios, tests and covenants, and under the terms of our senior credit facility prior to its February 2009 amendment, we were not in compliance with our Loan Loss Reserve Coverage Ratio, NPA/Total Loans Ratio and Double Leverage Ratio at December 31, 2008. If we were to breach of any of these covenants, ratios, tests or restrictions, as applicable, in the future, it could result in an event of default, which would allow our lenders to declare all amounts outstanding to be immediately due and payable. If the lenders accelerate the payment of our indebtedness, we may not be able to repay in full the amounts then outstanding. Further, as a result of any breach and during any cure period or negotiations to resolve a breach or expected breach, our lenders may refuse to make further loans to us, which could affect our liquidity and results of operations.
In the event we breach a covenant in the future or we expect that a breach may occur, we would seek to obtain a waiver from our lenders or an amendment to our facility; however, we may not be successful in obtaining necessary waivers or amending our facility . Even if we are successful in obtaining waivers or entering into any such amendments, we could incur substantial costs in doing so, our borrowing costs could increase, and we may be subject to more restrictive covenants than the covenants under our existing facility. Any of the foregoing events could have a material adverse impact on our business and results of operations, and there can be no assurance that we would be able to obtain the necessary waivers or amendments on commercially reasonable terms, or at all.
          We rely on the services of third parties to provide services that are integral to our operations.
We rely on third-party service providers to support our operations. In particular, in our wealth management business, we have not, in the past, provided investment management services directly through our own personnel. Rather, we have relied, and continue to rely, upon selected outside investment managers to provide investment advice and asset management services to our clients. We cannot be sure that we will be able to maintain these arrangements on favorable terms. Also, many of the investment managers with whom we work are affiliated with our competitors in the financial services field. We cannot be sure that our investment managers will continue to work with us in these arrangements or that our clients will continue to utilize the services of these investment managers through us, rather than directly from the investment management firms themselves. The loss of any of these outside investment managers may affect our ability to provide our clients with quality service or certain types of portfolio management without incurring the cost of replacing them. We also are dependent on third-party service providers for data processing and other information processing systems that support our day-to-day banking, investment, and trust activities and on third-party providers of products and services on a private label basis that are integral to our banking and wealth management relationships with our clients. Any disruption in the services provided by these third parties, or any reputational risk or damage they may suffer as a result of such disruptions, could have an adverse effect on our reputation, operations and our ability to meet our clients’ needs.
          Our information systems may experience an interruption or breach in security.
We rely heavily on communications and information systems to conduct our business. Any failure, interruption, or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan, or other systems. We have policies and procedures expressly designed to prevent or limit the effect of a failure, interruption, or security breach of our systems. However, there can be no assurance that any such failures, interruptions, or security breaches will not occur or, if they do occur, that the impact will not be substantial, including damage to our reputation, a loss of customer business, additional regulatory scrutiny, or exposure to civil litigation and possible financial liability, any of which could have an adverse effect on our financial condition and results of operations.

          Our accounting policies and methods are critical to how we report our financial condition and results of operations. They require management to make estimates about matters that are uncertain.
Accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Management must exercise judgment in selecting and applying many of these accounting policies and methods so they comply with generally accepted accounting principles and fairly present our financial condition and results of operations.
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
Although we believe we will have positive earnings in the near-term, it is also highly likely that in 2009 and into 2010, we will continue to be in a cumulative pre-tax loss for financial statement purposes, using a trailing three-year timeframe. This will continue to be negative evidence in the assessment of whether a deferred tax asset valuation allowance is needed. Our conclusion that it is more likely than not that our deferred tax asset will be realized is dependent on a number of factors, including our near-term earnings and taxable income projections. To the extent these or certain other assumptions change materially, we may need to establish a valuation allowance against all or part of the deferred tax asset, which would adversely affect our results of operations and capital levels and ratios.
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
PrivateBancorp is a separate and distinct legal entity from its subsidiaries. It receives substantially all of its revenue from dividends from its subsidiaries. These dividends are the principal source of funds to pay dividends on its common stock and preferred stock issued to the U.S. Treasury under the CPP and interest and principal on its debt. Various federal and state laws and regulations limit the amount of dividends that the Banks and certain non-bank subsidiaries may pay to the holding company. In the event the Banks are unable to pay dividends to PrivateBancorp, it may not be able to service its debt, pay obligations or pay dividends on its common stock and preferred stock issued under the CPP. The inability to receive dividends from the Banks could have a material adverse effect on our business, financial condition and results of operations.
          Any future sales of our shares of common or preferred stock will dilute your ownership interest in us, and may adversely affect the market price of our common stock.
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
Risks Related to Our Operating Environment
          Continued tightening of the credit markets and instability in the financial markets could adversely affect our industry, business and results of operations.
Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced, and in some cases, ceased to provide funding to borrowers including other financial institutions. This has resulted in less available credit, a lack of confidence in the financial sector, increased volatility in the financial markets and reduced business activity. A sustained period of instability in the financial markets and tight credit markets would materially and adversely affect our business, financial condition and results of operations. In this respect, and although the U.S. Treasury and the FDIC, among other agencies, have implemented programs to stabilize the United States economy, the effectiveness of these measures remains uncertain.
          Weak economic conditions could have a material adverse effect on our financial condition and results of operations.
The U.S. economy has been in a prolonged and deep recession for the past several calendar quarters, thus the strength of the U.S. economy and the local economies in each of the markets where our banking offices are located has declined. A sustained period of negative economic growth or further deterioration in the national or local business or economic conditions could result in, among other things, a further deterioration of credit quality or a reduced demand for credit, including a resultant effect on our loan portfolio and allowance for loan losses. These factors could result in higher delinquencies and additional charge-offs in future periods especially given our exposure to commercial real estate lending, which would materially adversely affect our financial condition and results of operations. Continued, sustained weakness in business and economic conditions generally or in our markets specifically could have one or more of the following adverse impacts on our business:
•	a decrease in the demand for loans and other products and services offered by us;

•	a decrease in the value of our loans held for sale or other assets secured by consumer or commercial real estate; and

•	an increase in the number of clients and counterparties who become delinquent, file for protection under bankruptcy laws or default on their loans or other obligations to us.

An increase in the number of delinquencies, bankruptcies or defaults could result in a higher level of nonperforming assets, net charge-offs, provision for loan losses, and valuation adjustments on loans held for sale, which would materially adversely affect our financial condition and results of operations.
          We may be adversely affected by interest rate changes.
Our operating results are largely dependent on our net interest income. Fluctuations in interest rates may significantly affect our net interest income, which is the difference between the interest income earned on earning assets, usually loans and investment securities, and the interest expense paid on deposits and borrowings. The interest rate environment over the last year has continued to compress our net interest margin. Over the long term, we expect our net interest margin to benefit during a rising rate environment and alternatively, if market rates continue to decrease, we expect our net interest margin to continue to decrease. We are unable to predict fluctuations in interest rates, which are affected by factors including: monetary policy of the Federal Reserve, inflation or deflation, recession, unemployment rates, money supply, domestic and foreign events, and instability in domestic and foreign financial markets.
Our investment portfolio also contains interest rate sensitive instruments that may be adversely affected by changes in interest rates or spreads caused by governmental monetary policies, domestic and international economic and political conditions, issuer or insurer credit deterioration and other factors beyond our control. A rise in interest rates or spread widening would reduce the net unrealized gains currently reflected in our investment portfolio, partially offset by our ability to earn higher rates of return on funds reinvested. Conversely, a decline in interest rates or spread compression would increase the net unrealized gains currently reflected in our investment portfolio, offset by lower rates of return on funds reinvested.
As a continuing part of our financial strategy, we attempt to manage the effect of fluctuations in market interest rates on our net interest income. This effort includes our asset/liability management policy, which sets guidelines for exposure to interest rate fluctuations, liquidity, loan limits as a percentage of funding sources, exposure to correspondent banks and brokers, and reliance on non-core deposits. Nonetheless, our asset/liability policy may not be able to prevent changes in interest rates from having a material adverse effect on our results of operations and financial condition.
          Various factors could depress the price of and affect trading activity in our common stock.
The price of our common stock can fluctuate significantly in response to a variety of factors, including, but not limited to:
•	actual or anticipated variations in our quarterly results of operations;

•	earnings estimates and recommendations of securities analysts;

•	the performance and stock price of other companies that investors and analysts deem comparable to us;

•	the soundness or predicted soundness of other financial institutions;

•	news reports regarding trends and issues in the financial services industry;

•	actual or anticipated changes in the economy, the real estate markets, and interest rates;

•	our capital markets activities;

•	announcements of strategic developments, mergers, acquisitions and other material developments involving our peers;

•	delays in, or a failure to realize the anticipated benefits of, an acquisition;

•	changes in legislation or regulation impacting the financial services industry in particular, or publicly traded companies in general;

•	changes in economic policy of the U.S. Treasury and the Federal Reserve concerning management of the current financial crisis;

•	public statements by influential leaders in the U.S. government concerning the safety and soundness of the banking industry;

•	the public perception of the banking industry and its safety and soundness;

•	regulatory enforcement or other actions against PrivateBancorp or its affiliates; and

•	general market fluctuations.
Fluctuations in our stock price may make it more difficult for you to sell your shares of our common stock at an attractive price.
Risks Related to the Financial Services Industry
          Our participation in the U.S. Treasury’s Capital Purchase Program subjects us to certain restrictions.
On January 30, 2009, we issued approximately $243.8 million of our senior preferred stock and warrants to purchase 1,290,026 shares of common stock at an exercise price of $28.35 per share to the U.S. Treasury under its Capital Purchase Program, or CPP. Based on our participation in the CPP, we agreed to comply with its terms and conditions, which subjects us to certain restrictions, oversight and costs. For example, we may not without the consent of the U.S. Treasury increase our dividend above a rate of $0.075 per quarter or, subject to certain exceptions, engage in repurchases of our common stock or trust preferred securities for three years or, if earlier, the date on which all preferred stock issued to the U.S. Treasury has been redeemed or transferred by the U.S. Treasury. Our participation in the CPP also subjects us to additional executive compensation restrictions, which may adversely affect our ability to attract and retain highly-qualified senior executive officers. Additional executive compensation and corporate governance restrictions were also enacted on February 17, 2009 as part of The American Recovery and Reinvestment Act of 2009. These additional restrictions, which affect all banks participating in the CPP, may further negatively impact our ability to attract and retain senior executive officers. Furthermore, under the terms of the securities purchase agreement we entered into with the U.S. Treasury, the U.S. Treasury will be able to unilaterally amend the agreement to make it consistent with any subsequent statutory provisions implemented by Congress. If we fail to comply with the terms and conditions of the program or the securities purchase agreement, including any restrictions upon our use of the CPP proceeds, we could become subject to a regulatory enforcement action or legal proceedings brought by the U.S. government, which, in turn, would present significant reputational risks for us that could affect our ability to retain or attract new clients or investors (if and when we determine to raise additional capital) or both.
          We cannot predict the impact on us of recently enacted or future legislation, in particular the Emergency Economic Stabilization Act of 2008, the American Recovery and Reinvestment Act of 2009, and their implementing regulations and other regulatory actions.
The programs established or to be established under the Emergency Economic Stabilization Act of 2008, including the CPP and the American Recovery and Reinvestment Act, have resulted in increased regulation of our industry. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities.
Similarly, programs established by the FDIC under the systemic risk exception to the Federal Deposit Insurance Act, whether we participate or not, may have an adverse effect on us. Our participation in the FDIC Temporary Liquidity Guarantee Program will require the payment of additional insurance premiums to the FDIC. The full impact on our business as a result of participating or not participating in any such programs, and the extent of our participation in such programs, cannot reliably be determined at this time.

          Our ability to maintain a competitive advantage as a premier middle-market commercial bank is highly dependent on our reputation.
We believe clients and potential clients expect us to deliver superior, highly-personalized financial services with the highest standards of ethics, performance, professionalism and compliance. Accordingly, we are highly dependent on our reputation to attract and retain clients. Maintaining our reputation depends on successfully identifying and appropriately addressing issues that may arise in areas such as potential conflicts of interest, anti-money laundering, client personal information and privacy issues, record-keeping, regulatory investigations and any litigation that may arise from our failure or perceived failure to comply with legal and regulatory requirements. Damage to our reputation could undermine the confidence of current and potential clients in our ability to service them, which could extend to adversely affecting the confidence of our counterparties, business partners and stockholders, and ultimately affect our ability to manage our balance sheet or effect transactions.
          The creditworthiness of other financial institutions as well as potential settlement and operational risks associated with transactions originated by our Capital Markets Group could adversely affect us.
Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other banks. Banks are interrelated as a result of lending, clearing, counterparty and other relationships. As a result, defaults by, or even rumors or questions about, one or more banks, or the banking industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of the transactions engaged in by us and the Banks in the ordinary course of business, particularly in our Capital Markets Group, expose us to credit risk in the event of default of a counterparty or customer. In such instances, the collateral we hold may be insufficient to mitigate our losses, as we may be unable to realize or liquidate at prices sufficient to recover the full amount of our exposure. Such losses could have a material and adverse effect on our financial condition and results of operations.
Our Capital Markets Group offers an extensive range of over-the-counter interest rate and foreign exchange derivatives products, including but not limited to interest rate swaps, options on interest rate swaps, interest rate options (which include caps, floors and collars), foreign exchange forwards and options as well as cash products such as foreign exchange spot transactions. Although we structure these client-generated trading activities to mitigate our exposure to market risk, we also are exposed to other risks, the most significant of which include credit risk of our counterparties, operational risk and settlement risk, which may be most significant in foreign exchange transactions where timing differences between settlement centers can result in us paying our client and/or counterparty before actually receiving the funds. The exposure of our counterparties requires active monitoring of potential calls as well as liquidity management to ensure timely and cost efficient posting of collateral. Operational risk includes errors in execution of internal bank procedures and controls, which could expose us to financial and or reputation loss. A lapse or breakdown of these procedures or controls could significantly increase our exposure to counterparty credit risk and operational risk, which could result in a material loss to us. Also, our adoption of SFAS 157—Fair Value Measurements requires the credit component embedded in the valuation of these derivatives to be included at fair value and disclosed as a Credit Valuation Adjustment (CVA). Any changes in CVA, such as the increase in the CVA valuation we recognized during the first quarter 2009, are passed through earnings. While a CVA does not represent imminent realized and permanent erosion or accretion in the value of our derivatives portfolio unless and until the counterparty defaults, it may result in our earnings being more volatile.
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
We are subject to extensive regulation, supervision, and examination by the Federal Reserve and the FDIC. The Federal Reserve regulates the supply of money and credit in the United States. Its policies determine in large part the cost of funds for lending and investing and the return earned on those loans and investments, both of which affect our net interest margin. Additionally, the Banks are subject to extensive regulation, supervision and examination by various federal and state authorities and, as an affiliate of our subsidiary Banks, we are also subject, to some extent, to regulation by these authorities. These regulations affect in a comprehensive manner our entire business, including our lending practices, capital structure, investment practices, dividend policy and growth.
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
          Changes in accounting standards could materially affect how we report our financial results and condition.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
In connection with our participation in the TARP CPP, our ability to repurchase shares of our common stock is subject to the applicable restrictions of the CPP following the January 30, 2009 sale of the preferred stock to the Treasury under the CPP. As a result of such restrictions, we terminated our existing stock repurchase program on February 26, 2009. As of that date, we had 286,800 shares of common stock remaining available to repurchase under the program. The restrictions on repurchases will not affect our ability to repurchase shares in connection with the administration of our employee benefit plans as such transactions are in the ordinary course and consistent with our past practice.
The following table summarizes purchases we made during the quarter ended March 31, 2009 in the administration of our employee share-based compensation plans. Under the terms of these plans, we accept shares of common stock from option holders if they elect to surrender previously-owned shares upon exercise of the option to cover the exercise price of the options or, in the case of restricted shares of common stock, the withholding of shares to satisfy tax withholding obligations associated with the vesting of such shares.
Issuer Purchases of Equity Securities

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
			Part of	May Yet Be
	Total	Average	Publicly	Purchased
	Number of	Price	Announced	Under the
	Shares	Paid per	Plans or	Plan or
	Purchased	Share	Programs	Programs
January 1 - January 31, 2009	—	$—	—	286,800
February 1 - February 28, 2009	—	—	—	—
March 1 - March 31, 2009	3,813	14.16	—	—

Total	3,813	$14.16	—	—

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

Exhibit
Number	Description of Documents
3.1	Certificate of amendment of the Amended and Restated Certificate of Incorporation of PrivateBancorp, Inc., as amended, is incorporated herein by reference to Exhibit 4.1 to the Company’s Form S-8 Registration Statement (File No. 333-151178) dated May 23, 2008.

3.2	Certificate of amendment of the Amended and Restated Certificate of Incorporation of PrivateBancorp, Inc., as amended, is incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-25887) dated March 31, 2004.

3.3	Amended and Restated Certificate of Incorporation of PrivateBancorp, Inc., as amended, is incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-25887) dated March 31, 2003.

3.4	Amended and Restated By-laws of PrivateBancorp, Inc. is incorporated herein by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q (File No. 000-25887) dated September 30, 2007.

3.5	Certificate of Designation of Series A Junior Nonvoting Preferred Stock of PrivateBancorp, Inc. is incorporated herein by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K (File No. 000-25887) dated December 31, 2007.

3.6	First Amendment to the Certificate of Designation of Series A Junior Nonvoting Preferred Stock of PrivateBancorp, Inc. is incorporated herein by reference to Exhibit 3.6 to the Company’s Quarterly Report on Form 10-Q (File No. 000-25887) dated June 30, 2008.

3.7	Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series B, dated January 28, 2009 is herein incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-25887) filed on February 3, 2009.

4.1	Certain instruments defining the rights of the holders of long-term debt of the Company and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis, have not been filed as exhibits. The Company hereby agrees to furnish a copy of any of these agreements to the SEC upon request.

4.2	Form of Preemptive and Registration Rights Agreement dated as of November 26, 2007 is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 000-25887) dated November 26, 2007.

4.3	Warrant to purchase shares of Common Stock is herein incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 000-25887) filed on February 3, 2009.

10.1	Restricted Stock Award Agreement between PrivateBancorp, Inc. and Larry D. Richman effective as of March 30, 2009.

Exhibit
Number	Description of Documents
10.2	Restricted Stock Award Agreement between PrivateBancorp, Inc. and Ralph B. Mandell effective as of March 30, 2009.

11	Statement re: Computation of Per Share Earnings — The computation of basic and diluted earnings per share is included in Note 6 of the Company’s Notes to Consolidated Financial Statements included in “ITEM 1. FINANCIAL STATEMENTS” of this document.

15	Acknowledgment of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 (1)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99	Report of Independent Registered Public Accounting Firm.

(1)	Furnished, not filed.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

PrivateBancorp, Inc.
/s/ Larry D. Richman
Larry D. Richman
President and Chief Executive Officer

/s/ Kevin M. Killips
Kevin M. Killips
Chief Financial Officer and Principal Financial Officer

Date: May 8, 2009