Form 10-Q
period 2009-06-30
PRIVATEBANCORP, INC
filed 2009-08-07
CIK 889936

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q (Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________ to __________.
Commission File Number 000-25887 PRIVATEBANCORP, INC. (Exact name of Registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	36-3681151 (IRS Employer Identification No.)
120 South LaSalle Street, Chicago, Illinois (Address of principal executive offices)	60603 (zip code)
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
Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes   ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated file,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑ Accelerated filer ☐     Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 6, 2009, there were 47,528,183 shares of the issuer’s common stock, without par value, outstanding.

PRIVATEBANCORP, INC.

FORM 10-Q

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PRIVATEBANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Amounts in thousands, except per share data)
(Unaudited)

	June 30, 2009	December 31, 2008
Assets
Cash and due from banks	$99,088	$131,848
Federal funds sold and other short-term investments	393,953	98,387
Mortgages held for sale	23,825	17,082
Securities available-for-sale, at fair value	1,443,648	1,425,564
Non-marketable equity investments	28,586	27,213
Loans, net of unearned fees	8,728,926	8,036,807
Allowance for loan losses	(140,088)	(112,672)
Loans, net of allowance for loan losses and unearned fees	8,588,838	7,924,135

Other real estate owned	29,236	23,823
Premises, furniture, and equipment, net	33,162	34,201
Accrued interest receivable	30,867	34,282
Investment in bank owned life insurance	46,780	45,938
Goodwill	95,045	95,045
Derivative assets	64,111	74,570
Other assets	112,211	108,449
Total assets	$10,989,350	$10,040,537
Liabilities
Demand deposits:
Non-interest-bearing	$1,243,453	$711,693
Interest-bearing	535,374	232,099
Savings deposits and money market accounts	3,129,384	2,798,882
Brokered deposits	1,943,065	2,654,768
Other time deposits	1,426,874	1,599,014
Total deposits	8,278,150	7,996,456
Short-term borrowings	892,706	654,765
Long-term debt	606,793	618,793
Accrued interest payable	18,809	37,623
Derivative liabilities	63,034	76,068
Other liabilities	50,480	51,266
Total liabilities	9,909,972	9,434,971
Stockholders’ Equity
Preferred stock - no par value; 1 million shares authorized
Series A - issued and outstanding: 2009 - none; 2008 - 1,951.037 shares	-	58,070
Series B - $1,000 liquidation value: issued and outstanding: 2009 - 243,815 share;, 2008 – none	236,808	-
Common stock - no par value, $1 stated value
Voting, authorized: 2009 - 84.0 million shares, 2008 - 89.0 million shares; issued: 2009 - 46,064,000 shares, 2008 - 34,043,000 shares; outstanding: 2009 - 45,542,000 shares, 2008 - 33,568,000 shares	44,597	32,468
Nonvoting, authorized: 2009 - 5.0 million shares, 2008 - none; issued and outstanding 2009 - 1,951,000 shares, 2008 - none	1,951	-
Treasury stock, at cost: 2009 - 522,000 voting shares; 2008 - 475,000 voting shares	(18,223)	(17,285)
Additional paid-in capital	761,068	482,347
Retained earnings	28,896	22,365
Accumulated other comprehensive income, net	24,131	27,568
Controlling interest stockholders’ equity	1,079,228	605,533
Noncontrolling interests	150	33
Total stockholders’ equity	1,079,378	605,566
Total liabilities and stockholders’ equity	$10,989,350	$10,040,537
See accompanying notes to consolidated financial statements.

PRIVATEBANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)
(Unaudited)

	Quarters Ended June 30,		Six Months Ended June 30,

	2009	2008	2009	2008

Interest Income
Loans, including fees	$95,997	$84,213	$188,941	$160,326
Federal funds sold and other short-term investments	161	194	449	440
Securities:
Taxable	13,646	5,456	28,192	9,742
Exempt from Federal income taxes	1,786	2,181	3,638	4,425
Total interest income	111,590	92,044	221,220	174,933
Interest Expense
Interest-bearing deposits	467	425	866	847
Savings deposits and money market accounts	6,036	11,295	12,600	24,516
Brokered and other time deposits	20,322	29,955	47,206	56,313
Short-term borrowings	1,844	2,750	4,832	5,860
Long-term debt	8,814	4,907	17,729	8,728
Total interest expense	37,483	49,332	83,233	96,264
Net interest income	74,107	42,712	137,987	78,669
Provision for loan losses	21,521	23,023	39,326	40,156
Net interest income after provision for loan losses	52,586	19,689	98,661	38,513
Non-interest Income
The PrivateWealth Group	3,500	4,350	7,294	8,769
Mortgage banking	2,686	1,230	4,861	2,760
Capital markets products	3,830	1,959	15,063	2,350
Treasury management	2,110	499	3,715	683
Bank owned life insurance	453	437	842	869
Banking and other services	2,054	682	5,648	1,428
Net securities gains	7,067	286	7,839	1,100
Early extinguishment of debt	(985)	-	(985)	-
Total non-interest income	20,715	9,443	44,277	17,959
Non-interest Expense
Salaries and employee benefits	34,300	31,815	69,421	59,564
Net occupancy expense	6,067	4,346	12,127	8,191
Technology and related costs	1,967	1,270	4,531	2,500
Marketing	1,933	2,721	3,775	5,549
Professional services	2,492	4,357	5,006	6,438
Investment manager expenses	556	812	1,165	1,780
Net foreclosed property expenses	967	596	1,411	1,154
Supplies and printing	392	464	734	814
Postage, telephone, and delivery	821	547	1,402	1,088
Insurance	9,157	1,737	12,989	2,607
Amortization of intangibles	325	422	654	656
Other expenses	5,018	2,118	8,837	3,796
Total non-interest expense	63,995	51,205	122,052	94,137
Income (loss) before income taxes	9,306	(22,073)	20,886	(37,665)
Income tax provision (benefit)	3,372	(8,642)	7,781	(15,144)
Net income (loss)	5,934	(13,431)	13,105	(22,521)
Net income attributable to noncontrolling interests	57	102	117	170
Net income (loss) attributable to controlling interests	5,877	(13,533)	12,988	(22,691)
Preferred stock dividends and discount accretion	3,399	147	5,669	254
Net income (loss) available to common stockholders	$2,478	$(13,680)	$7,319	$(22,945)
Net Earnings Per Common Share Data
Basic	$0.06	$(0.49)	$0.21	$(0.84)
Diluted	$0.06	$(0.49)	$0.20	$(0.84)
Weighted-average shares outstanding	38,015	27,914	35,039	27,400
Weighted-average diluted shares outstanding	39,795	27,914	36,956	27,400
Common dividends per share	$0.010	$0.075	$0.020	$0.150

See accompanying notes to consolidated financial statements.

PRIVATEBANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Amounts in thousands, except per share data)
(Unaudited)
		Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Compre- hensive Income	Non-controlling Interests	Total

	Balance at January 1, 2008	$41,000	$27,225	$(13,559)	$313,807	$125,532	$7,934	$33	$501,972
	Comprehensive Income:
	Net income	-	-	-	-	(22,691)	-	170	(22,521)
	Other comprehensive income (1)	-	-	-	-	-	(4,770)	-	(4,770)
	Total comprehensive loss								(27,291)
	Cash dividends: Common stock ($0.075 per share)	-	-	-	-	(4,548)	-	-	(4,548)
	Preferred stock	-	-	-	-	(254)	-	-	(254)
	Issuance of common stock	-	4,569	-	144,152	-	-	-	148,721
	Issuance of preferred stock	17,070	-	-	-	-	-	-	17,070
	Exercise of stock options and restricted stock activity	-	150	-	2,361	-	-	-	2,511
	Stock repurchased in connection with benefit plans	-	-	(591)	-	-	-	-	(591)
	Share-based compensation expense	-	-	-	8,792	-	-	-	8,792
	Balance at June 30, 2008	$58,070	$31,944	$(14,150)	$469,112	$98,039	$3,164	$203	$646,382
	Balance at January 1, 2009	$58,070	$32,468	$(17,285)	$482,347	$22,365	$27,568	$33	$605,566
	Comprehensive Income:
	Net income	-	-	-	-	12,988	-	117	13,105
	Other comprehensive income (1)	-	-	-	-	-	(3,437)	-	(3,437)
	Total comprehensive income								9,668
	Cash dividends: Common stock ($0.01 per share)	-	-	-	-	(788)	-	-	(788)
	Preferred stock	-	-	-	-	(5,118)	-	-	(5,118)
	Exercise of stock options and restricted stock activity	-	262	-	(68)	-	-	-	194
	Issuance of preferred stock	236,257	-	-	-	-	-	-	236,257
	Conversion of preferred stock to common stock	(58,070)	1,951	-	56,119	-	-	-	-
	Issuance of common stock		11,867	-	204,457				216,324
	Issuance of common stock warrants	-	-	-	7,558	-	-	-	7,558
	Accretion of preferred stock discount	551	-	-	-	(551)	-	-	-
	Stock repurchased in connection with benefit plans	-	-	(938)	-	-	-	-	(938)
	Share-based compensation expense	-	-	-	10,655	-	-	-	10,655
	Balance at June 30, 2009	$236,808	$46,548	$(18,223)	$761,068	$28,896	$24,131	$150	$1,079,378
(1)	Net of taxes and reclassification adjustments.

See accompanying notes to consolidated financial statements.

PRIVATEBANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)
	Six Months Ended June 30,
	2009	2008
Operating Activities
Net income (loss)	$12,988	$(22,691)
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	39,326	40,156
Depreciation of premises, furniture, and equipment	3,139	2,380
Net (accretion) amortization of (discount) premium on securities	(133)	2
Net gains on securities	(7,839)	(1,100)
Bank owned life insurance income	(842)	(869)
Increase in net deferred loan fees	3,776	11,760
Share-based compensation expense	10,498	9,505
Net increase in deferred income taxes	(11,143)	(15,412)
Net amortization of other intangibles	654	656
Change in mortgage loans held for sale	(6,743)	8,370
Correction of Lodestar goodwill	-	(1,704)
Fair market value adjustments on derivatives	(2,575)	20
Net decrease (increase) in accrued interest receivable	3,415	(3,665)
Net (decrease) increase in accrued interest payable	(18,814)	13,911
Net decrease (increase) in other assets	20,955	(29,850)
Net decrease in other liabilities	(2,052)	(22,731)
Net cash provided by (used in) operating activities	44,610	(11,262)
Investing Activities
Securities:
Proceeds from maturities, repayments, and calls	156,579	63,274
Proceeds from sales	137,317	43,471
Purchases	(310,912)	(288,081)
Net loan principal advanced	(725,353)	(2,260,864)
Net purchases of premises, furniture, and equipment	(2,099)	(4,293)
Net cash used in investing activities	(744,468)	(2,446,493)
Financing Activities
Net increase in deposit accounts	281,694	2,394,788
Proceeds from the issuance of debt	1,445,872	202,355
Repayment of debt	(1,219,932)	(249,059)
Proceeds from the issuance of preferred stock and common stock warrant	243,815	17,070
Proceeds from issuance of common stock	216,324	148,721
Stock repurchased in connection with benefit plans	(938)	(591)
Cash dividends paid	(4,365)	(4,633)
Exercise of stock options and restricted share activity	700	2,246
Excess tax benefit from exercise of stock options and release of restricted stock awards	(506)	265
Net cash provided by financing activities	962,664	2,511,162
Net increase in cash and cash equivalents	262,806	53,407
Cash and cash equivalents at beginning of year	230,235	64,551
Cash and cash equivalents at end of period	$493,041	$117,958

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

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with U.S. GAAP and reflect all adjustments that are, in the opinion of management, necessary for the fair presentation of the financial position and results of operations for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the quarter and the six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

In preparing the consolidated financial statements, we have evaluated subsequent events for disclosure in the quarterly report on Form 10-Q through August 7, 2009, the date on which the consolidated financial statements were issued.  Refer to Note 18, “Subsequent Events” for the required disclosures.

2. NEW ACCOUNTING STANDARDS

Recently Adopted Accounting Pronouncements

Derivative Disclosures - Effective December 31, 2008, we adopted Financial Accounting Standards Board (“FASB”) Statement No. 161, Disclosures About Derivative Instruments and Hedging Activities – an amendment of SFAS No. 133 (“SFAS No. 161”) and FASB Staff Position FAS 133-1 and FIN 45-4 (“FSP FAS 133-1/FIN 45-4”) Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161, which requires an entity to provide greater transparency about how its derivative, credit derivatives, certain guarantees and hedging activities affect its financial statements. SFAS No. 161and FSP FAS 133-1/FIN 45-4 require enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133; and (c) how derivative instruments and related hedged and certain guarantee items affect an entity’s financial position, results of operations, and cash flows. Since SFAS No. 161 and FSP FAS 133-1/FIN 45-4 affect only disclosures, the adoption of this standard did not impact our financial position or results of operations.

Variable Interest Entities - Effective December 31, 2008, we adopted FASB Staff Position No. FAS 140-4 and FIN 46(R)-8 Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities (“FSP FAS 140-4/FIN 46(R)-8”). FSP FAS 140-4/FIN 46(R)-8 amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to require public entities to provide additional disclosures about transfers of financial assets. It also amends FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. Additionally, this FSP requires certain disclosures to be provided by a public enterprise that is (a) a sponsor of a qualifying special-purpose entity (SPE) that holds a variable interest in the qualifying SPE but was not the transferor (nontransferor) of financial assets to the qualifying SPE and (b) a servicer of a qualifying SPE that holds a significant variable interest in the qualifying SPE but was not the transferor (nontransferor) of financial assets to the qualifying SPE. The disclosures required by this FSP are intended to provide greater transparency to financial statement users about a transferor’s continuing involvement with transferred financial assets and an enterprise’s involvement with variable interest entities and qualifying SPEs. The adoption of FSP FAS 140-4/FIN 46(R)-8 on December 31, 2008 did not have a material impact on our consolidated statements of financial condition, results of operations and liquidity.

Noncontrolling Interests - Effective January 1, 2009 we adopted FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements - an Amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 requires that a noncontrolling interest in a subsidiary be reported separately within equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements. It also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. The Company’s sole noncontrolling interest relates to its 75.35% interest in Lodestar Investment Counsel, LLC (“Lodestar”). The retrospective adoption of SFAS No. 160 on January 1, 2009 did not have a material impact on our consolidated statements of financial condition, results of operations and liquidity.

Business Combinations - Effective January 1, 2009, we adopted FASB Statement No. 141(R), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) significantly changes how entities apply the acquisition method to business combinations. The most significant changes affecting how we will account for business combinations under this statement include: (a) the acquisition date will be the date the acquirer obtains control; (b) all (and only) identifiable assets acquired, liabilities assumed, and noncontrolling interests in the acquiree will be stated at fair value on the acquisition date; (c) assets or liabilities arising from noncontractual contingencies will be measured at their acquisition date fair value only if it is more likely than not that they meet the definition of an asset or liability on the acquisition date; (d) adjustments subsequently made to the provisional amounts recorded on the acquisition date will be made retroactively during a measurement period not to exceed one year; (e) acquisition-related restructuring costs that do not meet the criteria in SFAS No.146, Accounting for Costs Associated with Exit or Disposal Activities, will be expensed as incurred; (f) transaction costs will be expensed as incurred, except for debt or equity issuance costs which will be accounted for in accordance with other generally accepted accounting principles; (g) reversals of deferred income tax valuation allowances and income tax contingencies will be recognized in earnings subsequent to the measurement period; and (h) the allowance for loan losses of an acquiree will not be permitted to be recognized by the acquirer, rather, credit-related factors are now incorporated directly into the fair value of loans. In addition, SFAS No. 141(R) requires new and modified disclosures surrounding subsequent changes to acquisition-related contingencies, contingent consideration, noncontrolling interests, acquisition-related transaction costs, fair values and cash flows not expected to be collected for acquired loans, and an enhanced goodwill roll-forward.

We will prospectively apply SFAS No. 141(R) to all business combinations completed on or after January 1, 2009. The effect of these new requirements on our financial position and results of operations will depend on the volume and terms of acquisitions in 2009 and beyond, if any, and will likely increase the amount and change the timing of recognizing expenses related to acquisition activities. The adoption of SFAS No. 141(R) on January 1, 2009 did not have a material impact on our consolidated statements of financial condition, results of operations and liquidity.

Convertible Debt Instruments - Effective January 1, 2009, we adopted FASB Staff Position (“FSP”) APB No. 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB No. 14-1”), which clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. The FSP requires the issuer of certain convertible securities that may be settled partially in cash on conversion to separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP applies to our contingent convertible senior notes discussed in Note 7, “Short-Term Debt” to the Consolidated Financial Statements and required retroactive application for our 2007 and 2008 financial statements. The adoption of FSP APB No. 14-1 on January 1, 2009 did not have a material impact on our financial position, results of operations and liquidity.

Participating Securities - Effective January 1, 2009, we adopted FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” (FSP EITF 03-6-1). FSP EITF 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. We grant restricted stock and RSUs under our stock-based compensation programs, which entitle the recipients to receive nonforfeitable dividends during the vesting period on a basis equivalent to the dividends paid to holders of common stock. These unvested awards meet the FSP’s definition of participating securities. The two-class method excludes from earnings per common share calculations any dividends paid or owed to participating securities and any undistributed earnings considered to be attributable to participating securities. All previously reported earnings per share data has been retrospectively adjusted to conform with the provisions of FSP EITF 03-6-1. The adoption of FSP EITF 03-6-1 on January 1, 2009 did not have a material impact on our financial position, results of operations and liquidity.

The following table presents the impact of accounting standards adopted during the first quarter 2009.

Impact of Retrospective Application of FSP APB 14-1, SFAS No. 160 and EITF 03-06-1
(Amounts in thousands, except per share data)
	As Reported December 31, 2007	Impact of Retrospective Adoption of FSP APB 14-1		Adjusted Balance December 31, 2007
Total assets	$4,990,205	$(732)		$4,989,473
Total liabilities	4,489,412	(1,911)	(1)	4,487,501
Total stockholders’ equity	500,793	1,179	(1)	501,972
Total interest expense	179,802	1,084		180,886
Income before income taxes	14,690	(721)	(1)	13,969
Income tax provision	2,883	(412)		2,471
Net income	11,807	(309)	(1)	11,498
Diluted earnings per share	$0.53	$(0.04)	(2)	$0.49

	As Reported December 31, 2008	Impact of Retrospective Adoption of FSP APB 14-1		Adjusted Balance December 31, 2008
Total assets	$10,040,742	$(205)		$10,040,537
Total liabilities	9,435,510	(539)	(1)	9,434,971
Total stockholders’ equity	605,232	334	(1)	605,566
Total interest expense	213,626	1,362		214,988
Loss before income taxes	(152,940)	(1,053)	(1)	(153,993)
Income tax benefit	(60,839)	(518)		(61,357)
Net loss	(92,101)	(535)	(1)	(92,636)
Diluted earnings per share	$(3.13)	$(0.03)		$(3.16)

(1)
Balances have been adjusted to reflect the adoption of SFAS No. 160. The adjustment attributable to noncontrolling interest between liabilities and stockholders' equity was $33,000 for December 31, 2007 and December 31, 2008. The adjustment to income (loss) before income taxes and net income (loss) was $363,000 and $309,000 for December 31, 2007 and December 31, 2008, respectively.

(2)	Includes $(0.01) adjustment to reflect adoption of EITF 03-06-1.

Fair Value Measurements - In April 2009, the FASB issued three related Staff Positions (“FSPs”) to clarify the application of SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), to fair value measurements in the current economic environment, modify the recognition of other-than-temporary impairments of debt securities, and require companies to disclose the fair values of financial instruments in interim periods. The final Staff Positions are effective for interim and annual periods ending after June 15, 2009. Effective Apri1 1, 2009 we adopted all three Staff Positions. The adoption of the Staff Positions did not have a material impact on our financial condition, results of operation or liquidity, but each is described in more detail below.

•
FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions that are not Orderly (“FSP 157-4”). FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for an asset or liability have significantly decreased. FSP 157-4 identifies several factors that a reporting entity should evaluate to determine whether there has been a significant decrease in the volume and level of activity for an asset or liability. If the reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity, transactions or quoted prices may not be determinative of fair value (for example, there may be increased instances of transactions that are not orderly), further analysis of the transactions or quoted prices is needed, and a significant adjustment to the transactions or quoted prices may be necessary to estimate fair value in accordance with SFAS No. 157. FSP 157-4 reiterates that even in circumstances where there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP 157-4 also expands disclosures by requiring entities to disclose its inputs and valuation assumptions for both interim and annual periods. In addition, the FSP requires the SFAS No. 157 disclosures to be presented by major security type (such as commercial mortgage-backed securities or collateralized debt obligations), rather than disclosure by major category (such as trading securities and available-for-sale securities).

•
FSP FAS 115-2 and FSP FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP 115-2/124-2”). FSP 115-2/124-2 amends the other-than-temporary impairment guidance for debt securities. FSP 115-2/124-2 modifies the “intent and ability” indicator for recognizing other-than-temporary impairment, and changes the trigger used to assess the collectability of cash flows from “probable that the investor will be unable to collect all amounts due” to “the entity does not expect to recover the entire amortized cost basis of the security.” FSP 115-2/124-2 changes the total amount recognized in earnings when there are credit losses associated with an impaired debt security and management asserts that it does not have the intent to sell the security and it is more likely than not that it will not have to sell the security before recovery of its cost basis. In those situations, impairment shall be separated into (a) the amount representing a credit loss and (b) the amount related to non-credit factors. The amount of impairment related to credit losses shall be recognized in earnings. The credit loss component of an other-than-temporary impairment, representing an increase in credit risk, shall be determined by the reporting entity using its best estimate of the present value of cash flows expected to be collected from the debt security. The amount of impairment related to non-credit factors shall be recognized in other comprehensive income. The previous cost basis less impairment recognized in earnings becomes the new cost basis of the security and shall not be adjusted for subsequent recoveries in fair value. However, the cost basis shall be adjusted for accretion of the difference between the new cost basis and the present value of cash flows expected to be collected (portion of impairment in other comprehensive income). The total other-than-temporary impairment is presented in the consolidated statements of income with a reduction for the amount of the other-than-temporary impairment that is recognized in other comprehensive income, if any.

FSP 115-2/124-2 requires that the cumulative effect of initial adoption be recorded as an adjustment to the opening balance of retained earnings with a corresponding adjustment to accumulated other comprehensive income. The amortized cost basis of a security for which an other-than-temporary impairment was previously recognized shall be adjusted by the amount of the cumulative effect adjustment before taxes. The difference between the new amortized cost basis and the cash flows expected to be collected shall be accreted as interest income.

FSP 115-2/124-2 expands the disclosure requirements for interim and annual periods to provide more detail on the types of available-for-sale and held-to-maturity debt securities held by major security type, including information about investment in unrealized loss position for which other-than-temporary impairment has or has not been recognized. In addition, disclosure is required for the reasons why an other-than-temporary impairment was recognized in earnings and the method and inputs used to calculate the portion of the impairment (or credit loss) recognized in earnings.

•
FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1”). FSP 107-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim financial statements of publicly traded companies as well as in annual financial statements. The FSP also amends APB opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. In periods after initial adoption, the FSP requires comparative disclosures only for periods ending after initial adoption. It does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.

Subsequent Events - Effective April 1, 2009, we adopted FASB Statement No.165, Subsequent Events (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, SFAS No 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements. SFAS No. 165 also sets forth the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of SFAS No. 165 on April 1, 2009 did not have a material impact on our financial position, results of operations and liquidity.

Accounting Pronouncements Pending Adoption

Transfer of Financial Assets – In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140 (“SFAS No. 166”). SFAS No. 166 amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, by eliminating the concept of a qualifying special-purpose entity (“QSPE”); clarifying and amending the derecognition criteria for a transfer to be accounted for as a sale; amending and clarifying the unit of account eligible for sale accounting; and requiring that a transferor initially measure at fair value and recognize all assets obtained (for example beneficial interests) and liabilities incurred as a result of a transfer of an entire financial asset or group of financial assets accounted for as a sale. Additionally, on and after the effective date, existing QSPEs (as defined under previous accounting standards) must be evaluated for consolidation by reporting entities in accordance with the applicable consolidation guidance. SFAS No. 166 requires enhanced disclosures about, among other things, a transferor’s continuing involvement with transfers of financial assets accounted for as sales, the risks inherent in the transferred financial assets that have been retained, and the nature and financial effect of restrictions on the transferor’s assets that continue to be reported in the statement of financial position. SFAS No. 166 will be effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009, which for us would be January 1, 2010, the first day of our 2010 fiscal year. We are currently evaluating the effect SFAS No. 166 will have on our consolidated financial position, results of operations and liquidity but the effect will generally be limited to future transactions.

Variable Interest Entities - In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), (“SFAS No. 167”) which amends FIN 46(R), Consolidation of Variable Interest Entities, and changes the consolidation guidance applicable to a variable interest entity (“VIE”). It also amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of which enterprise has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and which enterprise has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. SFAS No. 167 also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE. Previously, FIN 46(R) required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred. QSPEs, which were previously exempt from the application of this standard, will be subject to the provisions of this standard when it becomes effective. SFAS No. 167 also requires enhanced disclosures about an enterprise’s involvement with a VIE. SFAS No. 167 will be effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009, which for us would be January 1, 2010, the first day of our 2010 fiscal year. We are currently evaluating the effect SFAS No. 167 will have on our consolidated financial position, results of operations and liquidity.

Accounting Standard Codification - In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, (“SFAS No. 168”) which establishes the FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009 which for us will be September 30, 2009. We do not expect the adoption of SFAS No. 168 to have a material impact on our consolidated financial position, results of operations and liquidity.

3. SECURITIES
Securities Portfolio
(Amounts in thousands)

	June 30, 2009				December 31, 2008
	Amortized	Gross Unrealized		Fair	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Securities Available-for-Sale
U.S. Treasury	$16,765	$375	$-	$17,140	$117,875	$9,795	$-	$127,670
Collateralized mortgage obligations	206,253	8,443	-	214,696	263,393	4,664	(942)	267,115
Residential mortgage -backed securities	1,000,554	24,467	(864)	1,024,157	803,115	22,840	(13)	825,942
Corporate collateralized mortgage obligations	5,746	32	(25)	5,753	6,499	-	(259)	6,240
State and municipal	175,639	6,727	(464)	181,902	190,461	8,395	(259)	198,597
Total	$1,404,957	$40,044	$(1,353)	$1,443,648	$1,381,343	$45,694	$(1,473)	$1,425,564
Non-marketable Equity Securities

FHLB stock	$24,289	$-	$-	$24,289	$23,663	$-	$-	$23,663
Other	4,297	-	-	4,297	3,550	-	-	3,550
Total	$28,586	$-	$-	$28,586	$27,213	$-	$-	$27,213

At June 30, 2009, gross unrealized gains in the securities available-for-sale portfolio totaled $40.0 million, and gross unrealized losses totaled $1.4 million, resulting in a net unrealized appreciation of $38.7 million.

The carrying value of securities available-for-sale, which were pledged to secure public deposits, trust deposits and for other purposes as permitted or required by law, totaled $650.5 million at June 30, 2009 and $778.3 million at December 31, 2008.

The following table presents the aggregate amount of unrealized losses and the aggregate related fair values of securities with unrealized losses as of June 30, 2009 and December 31, 2008. The securities presented are grouped according to the time periods during which the securities have been in a continuous unrealized loss position.

Securities In Unrealized Loss Position
(Amounts in thousands)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
As of June 30, 2009
Residential mortgage-backed securities	$164,350	$(864)	$-	$-	$164,350	$(864)
Corporate collateralized mortgage obligations	-	-	1,922	(25)	1,922	(25)
State and municipal	30,568	(401)	3,140	(63)	33,708	(464)
Total	$194,918	$(1,265)	$5,062	$(88)	$199,980	$(1,353)

As of December 31, 2008
Collateralized mortgage obligations	$40,768	$(942)	$-	$-	$40,768	$(942)
Residential mortgage-backed securities	-	-	3,274	(13)	3,274	(13)
Corporate collateralized mortgage obligations	6,240	(259)	-	-	6,240	(259)
State and municipal	15,132	(219)	3,919	(40)	19,051	(259)
Total	$62,140	$(1,420)	$7,193	$(53)	$69,333	$(1,473)

The unrealized loss on securities in an unrealized loss position for greater than 12 months totaled $88,000. The unrealized losses reported for residential mortgage-backed and corporate collateralized mortgage-backed securities were caused by increases in interest rates and the contractual cash flows of those investments are primarily guaranteed by either U.S. Government agencies or by U.S. Government-sponsored enterprises. Accordingly, we believe the credit risk embedded in these securities to be inherently low. The unrealized losses in our investments in state and municipal securities are due to increases in interest rates and the Company expects to recover the entire amortized cost basis of the securities.

Since the declines in fair value on our securities are attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at June 30, 2009.

Remaining Contractual Maturity of Securities
(Amounts in thousands)
	June 30, 2009
	Amortized Cost	Fair Value
One year or less	$17,358	$17,731
One year to five years	76,868	80,186
Five years to ten years	81,734	84,059
After ten years	16,444	17,066
Collateralized mortgage obligations	211,999	220,449
Residential mortgage-backed securities	1,000,554	1,024,157
Non-marketable equity securities	28,586	28,586
Total	$1,433,543	$1,472,234

Securities Gains (Losses)
(Amounts in thousands)

	Quarters Ended June 30,		Six Months Ended June 30,

	2009	2008	2009	2008

Proceeds from sales	$108,738	$23,241	$137,317	$43,471
Gross realized gains	7,067	369	7,847	1,239
Gross realized losses	-	(83)	(8)	(139)
Net realized gains (losses)	7,067	286	7,839	1,100
Income tax provision on net realized gains (losses)	$2,714	$110	$3,010	$419

For additional details of the securities available-for-sale portfolio and the related impact of unrealized gains (losses) thereon, see Note 10, “Comprehensive Income.”

4. LOANS
Loan Portfolio
(Amounts in thousands)
	June 30, 2009	December 31, 2008
Commercial and industrial	$3,682,155	$3,437,130
Owner-occupied commercial real estate	899,315	538,688
Total commercial	4,581,470	3,975,818
Commercial real estate	1,954,692	1,980,271
Commercial real estate – multifamily	492,896	403,690
Total commercial real estate	2,447,588	2,383,961
Construction	867,660	815,150
Residential real estate	319,762	328,138
Home equity	215,087	191,934
Personal	297,359	341,806
Total loans	$8,728,926	$8,036,807

Total loans reported are net of deferred loan fees and deferred loan origination costs of $24.8 million at June 30, 2009 and $21.0 million at December 31, 2008 and include overdrawn demand deposits totaling $2.0 million at June 30, 2009 and $37.5 million at December 31, 2008.

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

Book Value of Loans Pledged
(Amounts in thousands)
	June 30, 2009	December 31, 2008
Loans pledged to secure:
Federal Reserve Bank discount window borrowings	$3,681,589	$3,522,226
Federal Loan Home Bank advances	394,174	735,660
Total	$4,075,763	$4,257,886

5. ALLOWANCE FOR LOAN LOSSES, RESERVE FOR UNFUNDED COMMITMENTS AND IMPAIRED LOANS

Allowance for Loan Losses
(Amounts in thousands)

	Quarters Ended June 30,		Six Months Ended June 30,

	2009	2008	2009	2008

Balance at beginning of period	$127,011	$61,974	$112,672	$48,891
Loans charged-off	(12,580)	(6,097)	(19,617)	(10,211)
Recoveries of loans previously charged-off	4,136	121	7,707	185
Net loans charged-off	(8,444)	(5,976)	(11,910)	(10,026)
Provision for loan losses	21,521	23,023	39,326	40,156
Balance at end of period	$140,088	$79,021	$140,088	$79,021

A portion of our allowance for loan losses is allocated to loans deemed impaired. All impaired loans are included in nonperforming assets.

The reserve for unfunded commitments totaled $939,000 at June 30, 2009.

Impaired, Nonaccrual, and Past Due Loans
(Amounts in thousands)

	June 30, 2009	December 31, 2008
Impaired loans:
Impaired loans with valuation reserve required (1)	$46,508	$1,322
Impaired loans with no valuation reserve required	137,018	130,597
Total impaired loans	$183,526	$131,919
Nonperforming loans:
Nonaccrual loans	$183,526	$131,919
Loans past due 90 days and still accruing interest	-	-
Total nonperforming loans	$183,526	$131,919

Valuation reserve related to impaired loans	$16,847	$330
Interest income forgone on impaired loans (2)	$7,190	$4,079

(1)	These impaired loans require a valuation reserve because the estimated value of the loans is less than the recorded investment in the loans.
(2)	Annualized interest for the six months ended June 30, 2009.

The average recorded investment in impaired loans was $155.0 million and $48.2 million for the six months ended June 30, 2009 and 2008, respectively.

6. GOODWILL AND OTHER INTANGIBLE ASSETS

Carrying Amount of Goodwill by Operating Segment
(Amounts in thousands)

	June 30,	December 31,
	2009	2008
Banking	$81,755	$81,755
PrivateWealth	13,290	13,290
Holding Company Activities	-	-
Total goodwill	$95,045	$95,045

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

Other Intangible Assets
(Amounts in thousands)
	Gross Carrying Amount		Accumulated Amortization		Net Carrying Amount
	June 30, 2009	December 31, 2008	June 30, 2009	December 31, 2008	June 30, 2009	December 31, 2008
Core deposit intangible.	$5,715	$5,715	$2,376	$2,039	$3,339	$3,676
Client relationships	3,600	3,600	1,571	1,438	2,029	2,162
Assembled workforce	736	736	214	30	522	706
Total	$10,051	$10,051	$4,161	$3,507	$5,890	$6,544

Amortization expense totaled $325,000 for the quarter ended June 30, 2009 and $422,000 for the quarter ended June 30, 2008. Amortization expense totaled $654,000 for the six months ended June 30, 2009 and $656,000 for the six months ended June 30, 2008.

Scheduled Amortization of Other Intangible Assets
(Amounts in thousands)

Total
Year ending December 31,
2009:
Remaining six months	$651
2010	1,132
2011	976
2012	831
2013	800
2014 and thereafter	1,500
Total	$5,890

7. SHORT-TERM BORROWINGS

Summary of Short-term Borrowings
(Amounts in thousands)
	June 30, 2009		December 31, 2008
	Amount	Rate	Amount	Rate
Securities sold under agreements to repurchase	$3,206	0.66%	$102,083	1.46%
Borrowings under Federal Reserve Bank programs	700,000	0.25%	-	-
Federal funds purchased	-	-	200,000	0.36%
Federal Home Loan Bank advances	189,500	2.67%	218,002	2.50%
Contingent convertible senior notes	-	-	114,680	3.63%
Credit facility	-	-	20,000	1.73%
Total short-term borrowings	$892,706		$654,765

Securities sold under agreements to repurchase and federal funds purchased generally mature within 1 to 90 days from the transaction date. Securities sold under agreements to repurchase are treated as financings, and the obligations to repurchase securities sold are reflected as a liability in the Consolidated Statements of Financial Condition. Repurchase agreements are secured by U.S. Treasury, mortgage-backed securities or collateralized mortgage obligations and, if required, are held in third party pledge accounts. During the second quarter 2009, we redeemed a $97.0 million repurchase agreement in connection with the sale of the related collateral, incurring a $1.0 million early extinguishment of debt charge. The securities underlying the agreements remain in the respective asset accounts. As of June 30, 2009, we did not have amounts at risk under repurchase agreements with any individual counterparty or group of counterparties that exceeded 10% of stockholders’ equity.

Our subsidiary banks had unused overnight fed funds borrowings available for use of $210.0 million at June 30, 2009 and $171.0 million at December 31, 2008. Our total availability of overnight fed fund borrowings is not a committed line of credit and is dependent upon lender availability. At June 30, 2009, we also had $2.4 billion in borrowing capacity with $700.0 million outstanding through the Federal Reserve Bank discount window’s primary credit program, which includes federal term auction facilities. Our borrowing capacity changes each quarter subject to available collateral and FRB discount factors.

One of our subsidiaries is a member of the Federal Home Loan Bank (“FHLB”) and has access to term financing from the FHLB. These advances are secured by qualifying residential and multi-family mortgages and state and municipal and mortgage-related securities. FHLB advances reported as short-term borrowings represent advances with a remaining maturity of one year or less. Our short-term FHLB advances have a weighted average interest rate of 2.67% at June 30, 2009 and 2.50% at December 31, 2008, payable monthly. At June 30, 2009, the weighted average remaining maturities of FHLB short-term advances were 8 months.

During the first quarter 2009, we redeemed $112.2 million of the $115.0 million in outstanding principal amount of our contingent convertible senior notes and on May 1, 2009, redeemed the remaining $2.8 million at a redemption price in cash equal to 100% of the principal amount, plus accrued and unpaid interest. The senior convertible notes were issued in March 2007 and paid interest semi-annually at a fixed rate of 3.63% per annum. The notes were convertible under certain circumstances into cash and, if applicable, shares of the Company’s common stock at an initial conversion price of $45.05 per share and were scheduled to mature on March 15, 2027.

During the first quarter 2009, we amended our $20.0 million senior debt facility agreement to, among other things, modify certain of our financial covenants and re-price the “Eurodollar Borrowings” at three month LIBOR plus 2.00%. During the first quarter 2009, we also repaid in full all outstanding amounts under the facility; accordingly, we had $20.0 million available under the facility at June 30, 2009. Borrowings under the agreement at December 31, 2008 were considered “Eurodollar Borrowings” with interest charged based on three month LIBOR plus 1.25%.

8. LONG-TERM DEBT
Long-Term Debt
(Amounts in thousands)
	June 30, 2009	December 31, 2008
Parent Company:
3.26% junior subordinated debentures due 2034 (1)(a)	$8,248	$8,248
6.00% junior subordinated debentures due 2035 (2)(a)	51,547	51,547
6.10% junior subordinated debentures due 2035 (3)(a)	41,238	41,238
10.00% junior subordinated debentures due 2068 (a)	143,760	143,760
Subtotal	244,793	244,793
Subsidiaries:
Federal Home Loan Bank advances	242,000	254,000
4.10% subordinated debt facility due 2015 (4)(b)	120,000	120,000
Subtotal	362,000	374,000
Total long-term debt	$606,793	$618,793

(1)	Variable rate in effect at June 30, 2009, based on three-month LIBOR + 2.65%.
(2)	Rate remains in effect until September 15, 2010, then reverts to variable at three-month LIBOR + 1.71%.
(3)	Rate remains in effect until December 15, 2010, then reverts to variable at three-month LIBOR + 1.50%.
(4)	Variable rate in effect at June 30, 2009, based on three-month LIBOR + 3.50%.
(a)	Qualify as Tier I capital for regulatory capital purposes, subject to certain limits.
(b)	Qualify as Tier II capital for regulatory capital purposes.

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

Long-term advances from the FHLB had weighted-average interest rates of 3.01% at June 30, 2009 and 3.33% at December 31, 2008. These advances, which had a combination of fixed and floating interest rates, were secured by qualifying residential and multi-family mortgages and state and municipal and mortgage-related securities. At June 30, 2009, the weighted average remaining maturities of FHLB long-term advances were 26 months.

In connection with the Company entering into its $20.0 million senior debt facility during the third quarter of 2008, the primary banking subsidiary of the Company borrowed $120.0 million under a 7-year subordinated debt facility. The debt facility has a variable rate of interest based on LIBOR plus 3.50%, per annum, payable quarterly and re-prices quarterly. The debt may be prepaid at any time prior to maturity without penalty and is subordinate to our senior indebtedness.

We reclassify long-term debt to short-term borrowings when the remaining maturity becomes less than one year.

Scheduled Maturities of Long-Term Debt
(Amounts in thousands)

Total
Year ending December 31,
2010	$99,000
2011	93,000
2012	35,000
2013	5,000
2014 and thereafter	374,793
Total	$606,793

9. JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES HELD BY TRUSTS THAT ISSUED GUARANTEED CAPITAL DEBT SECURITIES

As of June 30, 2009, we sponsored and wholly owned 100% of the common equity of four trusts that were formed for the purpose of issuing Company-obligated mandatorily redeemable preferred securities (“Trust Preferred Securities”) to third-party investors and investing the proceeds from the sale of the Trust Preferred Securities solely in junior subordinated debt securities of the Company (the “Debentures”). The Debentures held by the trusts, which totaled $244.8 million, are the sole assets of each trust. Our obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The guarantee covers the distributions and payments on liquidation or redemption of the Trust Preferred Securities, but only to the extent of funds held by the trusts. We have the right to redeem the Debentures in whole or in part, on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date. We used the proceeds from the sales of the Debentures for general corporate purposes.

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

Common Stock, Preferred Securities, and Related Debentures
(Amounts and number of shares in thousands)
							Principal Amount of Debentures (3)
	Issuance Date	Common Shares Issued	Trust Preferred Securities Issued (1)	Coupon Rate (2)	Earliest Redemption Date	Maturity
							June 30, 2009	December 31, 2008

Bloomfield Hills Statutory Trust I	May 2004	$248	$8,000	3.26%	Jun. 17, 2009	Jun. 2034	$8,248	$8,248
PrivateBancorp Statutory Trust II	Jun. 2005	1,547	50,000	6.00%	Sep. 15, 2010	Sep. 2035	51,547	51,547
PrivateBancorp Statutory Trust III	Dec. 2005	1,238	40,000	6.10%	Dec. 15, 2010	Dec. 2035	41,238	41,238
PrivateBancorp Statutory Trust IV	May 2008	10	143,750	10.00%	Jun. 13, 2013	Jun. 2068	143,760	143,760

Total		$3,043	$241,750				$244,793	$244,793

(1)
The trust preferred securities accrue distributions at a rate equal to the interest rate and have a maturity identical to that of the related debentures.
The trust preferred securities will be redeemed upon maturity of the related debentures.

(2)
Reflects the coupon rate in effect at June 30, 2009. The coupon rate for the Bloomfield Hills Statutory Trust I is a variable rate and is based on three month LIBOR plus 2.65% with distributions payable quarterly. The coupon rates for the PrivateBancorp Statutory Trusts II and III are fixed for the initial five years from issuance and thereafter at a variable rate based on three-month LIBOR plus 1.71% for Trust II and three-month LIBOR plus 1.50% for Trust III. The coupon rate for the PrivateBancorp Statutory Trust IV is fixed. Distributions are payable quarterly. We have the right to defer payment of interest on the debentures at any time or from time to time for a period not exceeding five years provided no extension period may extend beyond the stated maturity of the debentures. During such extension period, distributions on the trust preferred securities will also be deferred, and our ability to pay dividends on our common stock will be restricted.

(3)
The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the Debentures at maturity or their earlier redemption. Subject to restrictions relating to our participation in the U.S. Treasury’s TARP Capital Purchase Program, the Debentures are redeemable in whole or in part prior to maturity at any time after the dates shown in the table, and earlier at our discretion if certain conditions are met, and, in any event, only after we have obtained Federal Reserve approval, if then required under applicable guidelines or regulations. The Federal Reserve has the ability to prevent interest payments on Debentures.

10. COMPREHENSIVE INCOME

Comprehensive income includes net income as well as certain items that are reported directly within a separate component of stockholders’ equity that are not considered part of net income. Currently, our accumulated other comprehensive income consists of the unrealized gains (losses) on securities available-for-sale.

Components of Other Comprehensive Income
(Amounts in thousands)
	Six Months Ended June 30,
	2009			2008
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Securities available-for-sale:
Unrealized holding gains (losses)	$2,201	$873	$1,328	$(6,797)	$(2,608)	$(4,189)
Less: Reclassification of net gains included in net income	(7,731)	(2,966)	(4,765)	(932)	(351)	(581)
Net unrealized holding losses(losses)	$(5,530)	$(2,093)	$(3,437)	$(7,729)	$(2,959)	$(4,770)

Change in Accumulated Other Comprehensive Income
(Amounts in thousands)

Total Accumulated Other Comprehensive Income
Balance, December 31, 2007	$7,934
Six months 2008 other comprehensive loss	(4,770)
Balance, June 30, 2008	$3,164

Balance, December 31, 2008	$27,568
Six months 2009 other comprehensive loss	(3,437)
Balance, June 30, 2009	$24,131

11. EARNINGS PER COMMON SHARE

Basic and Diluted Earnings per Share
(Amounts in thousands, except per share data)
	Quarters Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Basic earnings per share
Net income (loss) attributable to controlling interests	$5,877	$(13,533)	$12,988	$(22,691)
Preferred dividends and discount accretion of preferred stock	3,399	147	5,669	254
Net income (loss) available to common stockholders	2,478	(13,680)	7,319	(22,945)
Less: Earnings allocated to participating stockholders	36	-	114	-
Earnings allocated to common stockholders	$2,442	$(13,680)	$7,205	$(22,945)

Weighted-average common shares outstanding	38,015	27,914	35,039	27,400
Basic earnings per share	$0.06	$(0.49)	$0.21	$(0.84)

	Quarters Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Diluted earnings per share
Earnings allocated to common stockholders (1)	$2,459	$(13,680)	$7,226	$(22,945)
Weighted-average common shares outstanding (2):
Weighted-average common shares outstanding	38,015	27,914	35,039	27,400
Dilutive effect of stock awards	108	-	106	-
Dilutive effect of convertible preferred stock	1,672	-	1,811	-
Weighted-average diluted common shares outstanding	39,795	27,914	36,956	27,400
Diluted earnings per share	$0.06	$(0.49)	$0.20	$(0.84)

(1)
Earnings allocated to common stockholders for basic and diluted earnings per share may differ under the two-class method as a result of adding common stock equivalents for options and warrants to dilutive shares outstanding, which alters the ratio used to allocate earnings to common stockholders and participating securities for the purposes of calculating diluted earnings per share.

(2)
As a result of the net loss for the quarter and six months ended June 30, 2008, there is no adjustment to basic weighted average shares outstanding for the dilutive effect of stock-based awards as it results in anti-dilution.

Basic earnings per share is calculated using the two-class method to determine income applicable to common stockholders. The two-class method requires undistributed earnings for the period, which represents net income less common and participating security dividends (if applicable) declared or paid, to be allocated between the common and participating security stockholders based upon their respective rights to receive dividends. Participating securities include unvested restricted shares/units that contain nonforfeitable rights to dividends. Income applicable to common stockholders is then divided by the weighted-average common shares outstanding for the period.

Diluted earnings per common share takes into consideration common stock equivalents issuable pursuant to convertible preferred stock, convertible debentures, warrants, unexercised stock options and unvested shares/units. Diluted earnings per common share is calculated under the more dilutive of either the treasury method or the two-class method.

12. INCOME TAXES

Income Tax Provision Analysis
(Dollars in thousands)
	Quarters Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Current income tax provision	$9,110	$241	$18,924	$268
Deferred income tax benefit	(5,738)	(8,883)	(11,143)	(15,412)
Income tax provision (benefit) as reported	$3,372	$(8,642)	$7,781	$(15,144)
Effective tax rate	36.2%	(39.2)%	37.3%	(40.2)%

Net deferred tax assets totaled $57.7 million at June 30, 2009 and $44.4 million at December 31, 2008. Net deferred tax assets are included in other assets in the accompanying Consolidated Statements of Financial Condition and no valuation allowance is recorded. In assessing whether a deferred tax asset valuation allowance is needed, we considered the negative evidence associated with a cumulative pre-tax loss for financial statement purposes for the three-year period ended June 30, 2009. Consistent with our analysis at December 31, 2008, we also considered the positive evidence associated with reversing taxable temporary differences in future periods, including income associated with the unrealized gains in our investment securities portfolio, and our ability to generate future taxable income, exclusive of reversing temporary differences (primarily anticipated loan charge-offs), over a relatively short time period.

We have concluded that based on the weight given to this positive evidence, it is more likely than not that the deferred tax asset will be realized.

As of June 30, 2009, there were no unrecognized tax benefits included in the Consolidated Statements of Financial Condition.

13. MATERIAL TRANSACTIONS AFFECTING STOCKHOLDERS’ EQUITY

Conversion of Preferred Stock to Common Stock
On June 17, 2009, we amended our amended and restated certificate of incorporation to (1) create a new class of non-voting common stock (the “Non-voting Common Stock”), and (2) amend and restate the Certificate of Designations of the Company’s Series A Junior Nonvoting Preferred Stock (the “Series A Preferred Stock”) to provide, among other things, that the shares of Series A Preferred Stock are convertible only into shares of Non-voting Common Stock. Under the amended terms of the Series A Preferred Stock, each share of Series A Preferred Stock is convertible into one share of Non-voting Common Stock. We issued 1,951,037 shares of Non-voting Common Stock to GTCR upon notice of conversion by GTCR of all of its 1,951.037 shares of Series A Preferred Stock.. The shares of Series A Preferred Stock held and converted by GTCR represented all of the authorized, issued and outstanding shares of Series A Preferred Stock on such date. We also entered into an amendment to our existing Preemptive and Registration Rights Agreement with GTCR pursuant to which we agree, among other things, to register the shares of common stock issuable upon conversion of the newly issued shares of Non-voting Common Stock for resale under the Securities Act of 1933.

Issuance of Common Stock
On May 19, 2009, we closed an underwritten public offering of 11.6 million shares of newly issued common stock at a public offering price of $19.25 per share. The underwriters of the offering partially exercised their over-allotment option and purchased an additional 266,673 shares of newly issued common stock. We had granted the underwriters an over-allotment option to purchase an additional 1.74 million shares. The net proceeds from the offering, including the partial exercise of the over-allotment option, were approximately $217 million after deducting underwriting commissions but before offering expenses. The net proceeds from the offering qualify as tangible common equity and Tier 1 capital and are being used for working capital and general corporate purposes.

TARP Capital Purchase Program
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

The Series B Preferred Stock and the warrants issued under the CPP and are accounted for as permanent equity on the Consolidated Statements of Financial Condition. The proceeds received were allocated between the Series B Preferred Stock and the warrants based upon their relative fair values as of January 30, 2009, which resulted in the recording of a discount on the Series B Preferred Stock upon issuance that reflects the value allocated to the warrants. The discount is accreted by a charge to retained earnings using a level-yield method over five years and reported as a reduction of income applicable to common equity over that period. The allocated carrying value of the Series B Preferred Stock and warrants on the date of issuance (based on their relative fair values) were $236.3 million and $7.6 million, respectively. The Series B Preferred Stock and warrants qualify as Tier 1 regulatory capital.

Under the terms of our agreements with the U.S. Treasury in connection with our participation in the CPP, we may increase quarterly common stock dividends at any time, but are precluded from raising the quarterly dividend above $0.075 per share prior to January 30, 2012, the date that is three years following the sale of the Series B Preferred Stock to the U. S. Treasury. Our quarterly common stock dividend for the second quarter was $0.01 per share, consistent with the first quarter 2009 dividend payment.

14. DERIVATIVE INSTRUMENTS

We are an end-user of certain derivative financial instruments which we use to manage our exposure to interest rate and foreign exchange risk. We also use these instruments for client accommodation as we make a market in derivatives for our clients.

None of the end-user and client related derivatives have been designated as hedges under SFAS No. 133. Both end-user and client related derivatives are recorded at fair value in the Consolidated Statements of Financial Condition as either derivative assets or derivative liabilities, with changes in their fair value recorded in current earnings. Refer to Table A for the fair values of our derivative instruments on a gross basis as of June 30, 2009, and where they are recorded in the Consolidated Statements of Financial Condition and Table B for the related net gains/(losses) recognized during the three-month period ended June 30, 2009, and where they are recorded in the Consolidated Statements of Income.

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

Derivatives expose us to credit risk measured as replacement cost (current positive mark to market value plus potential future exposure from positive movements in mark to market). Credit risk is managed through the bank’s standard underwriting process. Actual exposures are monitored against various types of credit limits established to contain risk within parameters. Additionally, as and where deemed necessary, appropriate types and amount of collateral is obtained and netting arrangements established to minimize credit exposure.

End-User Derivatives - We enter into derivatives that include commitments to fund certain mortgage loans to be sold into the secondary market and forward commitments for the future delivery of residential mortgage loans. It is our practice to enter into forward commitments for the future delivery of fixed rate residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates on our commitments to fund the loans as well as on our portfolio of mortgage loans held-for-sale. At June 30, 2009, we had approximately $20.6 million of interest rate lock commitments and $44.0 million of forward commitments for the future delivery of residential mortgage loans with rate locks.

We are also exposed to foreign exchange risk as a result of issuing a single outstanding loan in which principal and interest are settled in British pounds rather than US dollars and an unfunded commitment to lend in currencies that are not US dollars. We manage this risk by using currency forward derivatives. As of June 30, 2009, the notional amount of outstanding currency forwards that were entered into to hedge the British pound loan was $2.9 million.

Client Related Derivatives - We offer, through our Capital Markets unit, an extensive range of over-the-counter interest rate and foreign exchange derivatives including but not limited to interest rate swaps, options on interest rate swaps, interest rate options (also referred to as Caps, Floors, Collars, etc.), foreign exchange forwards and options as well as cash products such as foreign exchange spot transactions.  These client generated activities are structured to mitigate our exposure to market risk through the execution of simultaneous off-setting positions with inter-bank dealer counterparties. This permits Capital Markets to offer customized solutions to our clients while maintaining high capital velocity. Although transactions originated by Capital Markets do not expose us to overnight market risk, they do expose us to other risks.  The most significant of these risks include but are not limited to credit risk of its counterparts, settlement risk as well as operational risk.

To accommodate our loan clients, we occasionally enter into risk participation agreements (RPAs) with counterparty banks to either accept or transfer a portion of the credit risk related to their interest rate derivatives.  This allows clients to execute an interest rate derivative with one bank while allowing distribution of credit risk between participating members.  Writing RPAs exposes the bank to the credit risk of our underlying loan client. The bank manages credit risk associated with RPAs through its standard underwriting process applicable to loans. Where deemed appropriate, RPAs written are secured through collateral provided by our clients under their loan agreement.  The RPA fair value methodology incorporates factors consistent with internal credit risk ratings assigned to client. We have entered into written RPAs with terms ranging from two-to-five-years.

The maximum potential amount of future undiscounted payments that we could be required under our written risk participation agreements is approximately $5.3 million. This assumes that the underlying derivative counterparty defaults and that the floating interest rate index of the underlying derivative remains at zero percent. At June 30, 2009, the fair value of written RPAs totaled ($36,566).

In the event that we would have to pay out any amounts under our RPAs, we will seek to recover these from assets that our clients pledged as collateral for the derivative and the related loan. We believe that proceeds from the liquidation of the collateral will cover approximately 66% of the maximum potential amount of future payments under our outstanding RPAs.

At June 30, 2009, the gross weighted average notional amount of outstanding client related transactions totaled $4.9 billion in interest rate derivatives and $66.9 million in RPAs. The gross notional amount of client related foreign exchange contracts totaled $169.5 million at June 30, 2009.

Table A
Consolidated Statement of Financial Condition Location of and Fair Value of Derivative Instruments
(Amounts in thousands)
	As of June 30, 2009
	Derivative Assets		Derivative Liabilities
	Location	Fair Value	Location	Fair Value
Capital markets group derivatives:
Interest rate contracts	Derivative assets	$65,115	Derivative liabilities	$64,270
Foreign exchange contracts	Derivative assets	3,587	Derivative liabilities	3,318
Credit contracts	Derivative assets	3	Derivative liabilities	40

Total fair value capital markets group derivatives		68,705		67,628
Netting adjustments (1)		(4,594)		(4,594)
Total capital markets group derivatives		$64,111		$63,034
Other derivatives:
Foreign exchange derivatives	Other assets	$-	Other liabilities	$349
Accrued Interest	Other assets	2,810	Other liabilities	2,810
Mortgage banking derivatives	Other assets	117	Other liabilities	91
Total other derivatives		2,927		3,250
Total derivatives not designated in a hedging relationship and accrued interest		$67,038		$66,284

(1)
Netting adjustments represent the amounts recorded to convert our derivative assets and liabilities from a gross basis to a net basis in accordance with FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts, and FSP No. FIN 39-1, Amendment of FASB Interpretation 39. The net basis takes into account the impact of master netting agreements that allow us to settle all derivative contracts with a single counterparty on a net basis and to offset the net derivative position with the related cash collateral..

Table B
Consolidated Statement of Income Location of and Gain (Loss) Recognized
(Amounts in thousands)
	Quarter Ended June 30, 2009

	Location	Gain (Loss)

Capital markets group derivatives:
Interest rate contracts	Capital markets products income	$3,180
Foreign exchange contracts	Capital markets products income	640
Credit contracts	Capital markets products income	10

Total capital markets group derivatives		$3,830
Other derivatives:
Foreign exchange derivatives	Banking and other services	$(384)
Mortgage banking derivatives	Banking and other services	26
Total other derivatives		(358)
Total derivatives not designated in a hedging relationship		$3,472

Certain of our derivative contracts contain embedded credit risk contingent features that if triggered either allow the derivative counterparty to terminate the derivative or require additional collateral. These contingent features are triggered if we do not meet specified financial performance indicators such as capital or credit ratios.

The aggregate fair value of all derivatives and RPA transactions subject to credit risk contingency features that are in a net liability position on June 30, 2009, totaled $46.1 million for which we have posted collateral of $45.1 million in the normal course of business. If the credit risk contingency features were triggered on June 30, 2009, we would be required to post an additional $1.0 million of collateral to our derivative counterparties and immediately settle outstanding derivative instruments for $29.0 million.

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

Contractual or Notional Amounts of Financial Instruments
(Amounts in thousands)

	June 30, 2009	December 31, 2008
Commitments to extend credit:
Home equity lines	$142,510	$149,845
All other commitments	3,165,362	2,950,498
Letters of credit:
Standby	204,742	201,767
Commercial	3,911	9,697

Commitments to extend credit are agreements to lend funds to a client as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and variable interest rates tied to prime rate and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash-flow requirements.

Standby and commercial letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the client to perform according to the terms of the underlying contract with the third party and are most often issued in favor of a municipality where construction is taking place to ensure the borrower adequately completes the construction. Commercial letters of credit are issued specifically to facilitate commerce and typically result in the commitment being drawn on when the underlying transaction is consummated between the client and the third party. This type of letter of credit is issued through a correspondent bank on behalf of a client who is involved in an international business activity such as the importing of goods.

In the event of a client’s nonperformance, our credit loss exposure is equal to the contractual amount of those commitments. The credit risk is essentially the same as that involved in extending loans to clients and is subject to our normal credit policies. We use the same credit policies in making credit commitments as for on-balance sheet instruments, with such exposure to credit loss minimized due to various collateral requirements in place. In the event of nonperformance by the clients, we have rights to the underlying collateral, which could include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities.

The maximum potential future payments guaranteed by the Company under standby letters of credit arrangements are equal to the contractual amount of the commitment. The unamortized fees associated with standby letters of credit, which is included in other liabilities in the Consolidated Statements of Financial Condition, totaled $1.0 million as of June 30, 2009. We amortize these amounts into income over the commitment period. As of June 30, 2009, standby letters of credit had a remaining weighted-average term of approximately 12 months, with remaining actual lives ranging from less than 1 year to 8 years.

Legal Proceedings

As of June 30, 2009, there were certain legal proceedings pending against us and our subsidiaries in the ordinary course of business. We do not believe that liabilities, individually or in the aggregate, arising from these proceedings, if any, would have a material adverse effect on our consolidated financial condition or results of operations as of June 30, 2009.

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

The following describes the valuation methodologies we use for assets and liabilities measured at fair value, including the general classification of the assets and liabilities pursuant to the valuation hierarchy.

Securities Available-for-Sale – Securities available-for-sale includes U.S. Treasury, collateralized mortgage obligations, residential mortgage-backed securities, corporate collateralized mortgage obligations and state and municipal securities. Substantially all available-for-sale securities are fixed income instruments that are not quoted on an exchange, but may be traded in active markets. The fair value of these securities is based on quoted market prices obtained from external pricing services or dealer market participants where trading in an active market exists. In obtaining such data from external pricing services, we have evaluated the methodologies used to develop the fair values in order to determine whether such valuations are representative of an exit price in our principal markets. The principal markets for our securities portfolio are the secondary institutional markets, with an exit price that is predominantly reflective of bid level pricing in those markets. U.S. Treasury securities have been classified in level 1 of the valuation hierarchy. Virtually all other remaining securities are classified in level 2 of the valuation hierarchy.

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

Other Assets and Other Liabilities - Included in Other Assets and Other Liabilities are end-user derivative instruments that we use to manage our foreign exchange and interest rate risk. End-user derivative instruments with positive fair value are reported as an asset and end-user derivative instruments with a negative fair value are reported as liabilities, and are netted when requirements of Interpretation No. 39 are met. The fair value of end-user derivative assets and liabilities are determined based on the fair market value as quoted by broker-dealers using standardized industry models, third party advisors using standardized industry models, or internally generated models based primarily on observable inputs. End-user derivative assets and liabilities are classified in level 2 of the valuation hierarchy.

Assets and Liabilities Measured at Fair Value

The following table provides the hierarchy level and fair value for each major category of assets and liabilities measured at fair value at June 30, 2009 and December 31, 2008.

Fair Value Measurements
(Amounts in thousands)
	June 30, 2009
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Assets and liabilities measured at fair value on a recurring basis
Assets:
U.S. Treasury	$17,140	$-	$-	$17,140
Collateralized mortgage obligations	-	214,696	-	214,696
Residential mortgage-backed securities	-	1,024,157	-	1,024,157
Corporate collateralized mortgage obligations	-	5,753	-	5,753
State and municipal	-	178,287	3,615	181,902
Securities available-for-sale	17,140	1,422,893	3,615	1,443,648
Derivative assets	-	64,108	3	64,111
Other assets (1)	-	117	-	117
Total assets	$17,140	$1,487,118	$3,618	$1,507,876

Liabilities:
Derivative liabilities	$-	$62,994	$40	$63,034
Other liabilities (2)	-	440	-	440
Total liabilities	$-	$63,434	$40	$63,474

Assets measured at fair value on a non-recurring basis
Collateral-dependent impaired loans net of reserve for loan losses	$-	$-	$183,526	$183,526
OREO	-	-	29,236	29,236
Total assets	$-	-	212,762	212,762

(1)	Other assets include derivatives for commitments to fund certain mortgage loans.
(2)	Other liabilities include derivatives for commitments to fund certain mortgage loans and end-user foreign exchange derivative.

	December 31, 2008
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Assets and liabilities measured at fair value on a recurring basis
Assets:
Securities available-for-sale	$127,670	$1,294,279	$3,615	$1,425,564
Derivative assets	-	74,561	9	74,570
Other assets (1)	-	116	-	116
Total assets	$127,670	$1,368,956	$3,624	$1,500,250

Liabilities:
Derivative liabilities	$-	$76,038	$30	$76,068
Other liabilities (2)	-	1	-	1
Total liabilities	$-	$76,039	$30	$76,069

Assets measured at fair value on a non-recurring basis
Collateral-dependent impaired loans net of allowance for loan losses	$-	$-	$131,919	$131,919
OREO	-	-	23,823	23,823
Total assets	$-	$-	$155,742	$155,742

In accordance with the provisions of SFAS No. 114, Accounting by Creditors for Impairment of a Loan, we had collateral-dependent impaired loans with a carrying value of $200.3 million, a specific reserve of $16.8 million and a fair value of $183.5 million at June 30, 2009. The specific reserve for impaired loans included a write-down of $8.4 million during the second quarter 2009.

Reconciliation of Beginning and Ending Fair Value For Those
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(Amounts in thousands)

	Quarters Ended June 30,
	2009					2008
	State and municipal Securities Available- For-Sale	Impaired Loans	OREO	Derivative Assets	Derivative (Liabilities)	Securities Available- For-Sale
Balance at beginning of period	$3,615	$162,896	$28,703	$4	$(50)	$3,821
Total gains (losses):
Included in earnings (1)	-	(8,444)	(552)	(1)	10	-
Included in other comprehensive income	-	-	-	-	-	-
Purchases, sales, issuances and settlements	-	29,074	1,085	-	-	(80)
Transfers in (out) of level 3	-	-	-	-	-	-
Balance at end of period	$3,615	$183,526	$29,236	$3	$(40)	$3,741
Change in unrealized losses in earnings relating to assets and liabilities still held at end of period	-	9,387	(789)	-	-	-

(1)
Amounts disclosed in this line are included in the following line items in the Consolidated Statements of Income: impaired loans in provision for loan losses, OREO in other expenses, and derivative assets and derivative liabilities in capital markets products income.

	Six Months Ended June 30,
	2009					2008
	State and municipal Securities Available- For-Sale	Impaired Loans	OREO	Derivative Assets	Derivative (Liabilities)	Securities Available- For-Sale
Balance at beginning of period	$3,615	$131,919	$23,823	$9	$(30)	$3,820
Total gains (losses):
Included in earnings (1)	-	(11,910)	(852)	(6)	65	-
Included in other comprehensive income	-	-	-	-	-	1
Purchases, sales, issuances and settlements	-	63,517	6,265	-	(75)	(80)
Transfers in (out) of level 3	-	-	-	-	-	-
Balance at end of period	$3,615	$183,526	$29,236	$3	$(40)	$3,741
Change in unrealized losses in earnings relating to assets and liabilities still held at end of period	-	16,847	(1,128)	-	-	-

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

Short-term financial assets and liabilities – For financial instruments with a shorter-term or with no stated maturity, prevailing market rates, and limited credit risk, the carrying amounts approximate fair value. Those financial instruments include cash and due from banks, funds sold and other short-term investments, accrued interest receivable, and accrued interest payable.

Mortgages held for sale - The fair value of mortgages held for sale are based on quoted market rates or, in the case where a firm commitment has been made to sell the loan, the firm committed price.

Securities Available-for-Sale - The fair value of securities is based on quoted market prices or dealer quotes. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Non-marketable equity investments – Non-marketable equity investments include FHLB stock and other various equity securities. The carrying value of FHLB stock approximates fair value as the stock is non-marketable, but redeemable at par value. The carrying value of all other equity investments approximates fair value.

Loans - The fair value of performing loans is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan. The estimate of maturity is based on our and the industry’s historical experience with repayments for each loan classification, modified, as required, by an estimate of the effect of current economic and lending conditions. Fair value of impaired loans approximates their carrying value because such loans are recorded at estimated recoverable value of the collateral or the underlying cash flow.

Investment in Bank Owned Life Insurance – The fair value of our investment in bank owned life insurance is equal to its cash surrender value.

Deposit liabilities - The fair values disclosed for non-interest bearing demand deposits, savings deposits, interest-bearing deposits, and money market deposits are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The fair value for certificate of deposits and brokered deposits were estimated using present value techniques by discounting the future cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

Short-term borrowings - The fair value of repurchase agreements and FHLB advances with the remaining maturities of one year or less is estimated by discounting the agreements based on maturities using the rates currently offered for repurchase agreements or borrowings of similar remaining maturities. The carrying amounts of funds purchased and other borrowed funds approximate their fair value due to their short-term nature.

Long-term debt - The fair value of subordinated debt was determined using available market quotes.  The fair value of FHLB advances with remaining maturities greater than one year and other long-term debt is estimated by discounting future cash flows using current interest rates for similar financial instruments.

Derivative assets and liabilities - The fair value of derivative instruments are based either on cash flow projection models acquired from third parties or observable market price.

Commitments - Given the limited interest rate exposure posed by the commitments outstanding at year-end due to their general variable nature, combined with the general short-term nature of the commitment periods entered into, termination clauses provided in the agreements, and the market rate of fees charged, we have estimated the fair value of commitments outstanding to be immaterial.

Financial Instruments
(Amounts in thousands)

	June 30, 2009
	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and due from banks	$99,088	$99,088
Funds sold and other short-term investments	393,953	393,953
Mortgages held for sale	23,825	23,825
Securities available-for-sale	1,443,648	1,443,648
Non-marketable equity investments	28,586	28,586
Loans, net of allowance for loan losses	8,588,827	8,443,152
Accrued interest receivable	30,867	30,867
Investment in bank owned life insurance	46,780	46,780
Derivative assets	64,111	64,111
Financial Liabilities:
Deposits	$8,278,150	$8,296,954
Short-term borrowings	892,706	911,998
Long-term debt	606,793	506,570
Accrued interest payable	18,809	18,809
Derivative liabilities	63,034	63,034

17. OPERATING SEGMENTS

We have three primary operating segments, Banking and The PrivateWealth Group that are delineated by the products and services that each segment offers, and the Holding Company. The Banking operating segment includes both commercial and personal banking services and The PrivateBank Mortgage Company. Commercial banking services are primarily provided to corporations and other business clients and include a wide array of lending and cash management products. Personal banking services offered to individuals, professionals, and entrepreneurs include direct lending and depository services. The PrivateWealth Group operating segment includes fee-based services, investment advisory, personal trust and administration, custodial services, retirement accounts, and brokerage services, including personal investment management services provided by Lodestar, a subsidiary. The activities of the third operating segment, the Holding Company, include the direct and indirect ownership of our banking and nonbanking subsidiaries and the issuance of debt.

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

	Quarter ended June 30,
	Banking		PrivateWealth		Holding Company		Intersegment Eliminations		Consolidated Company
	2009	2008	2009	2008	2009	2008	2009	2008	2009	2008

Net interest income	$79,326	$48,172	$763	$515	$(5,208)	$(5,446)	$(774)	$(529)	$74,107	$42,712
Provision for loan losses	21,521	23,023	-	-	-	-	-	-	21,521	23,023
Non-interest income	17,168	5,090	3,500	4,350	47	50	-	(47)	20,715	9,443
Non-interest expense	51,981	37,522	3,939	4,085	8,075	9,645	-	(47)	63,995	51,205
Income (loss) before taxes	22,992	(7,283)	324	780	(13,236)	(15,041)	(774)	(529)	9,306	(22,073)
Income tax provision (benefit)	8,877	(4,241)	127	261	(5,304)	(4,441)	(328)	(221)	3,372	(8,642)
Net income (loss)	14,115	(3,042)	197	519	(7,932)	(10,600)	(446)	(308)	5,934	(13,431)
Noncontrolling interest expense	-	-	57	102	-	-	-	-	57	102
Net income (loss) attributable to controlling interests	14,115	(3,042)	140	417	(7,932)	(10,600)	(446)	(308)	5,877	(13,533)
Preferred stock dividend	-	-	-	-	3,399	147	-	-	3,399	147
Net earnings available to common stock-holders	$14,115	$(3,042)	$140	$417	$(11,331)	$(10,747)	$(446)	$(308)	$2,478	$(13,680)

	Six months ended June 30,
	Banking		PrivateWealth		Holding Company		Intersegment Eliminations		Consolidated Company
	2009	2008	2009	2008	2009	2008	2009	2008	2009	2008

Net interest income	$149,865	$88,491	$1,587	$963	$(11,851)	$(9,782)	$(1,614)	$(1,003)	$137,987	$78,669
Provision for loan losses	39,326	40,156	-	-	-	-	-	-	39,326	40,156
Non-interest income	36,880	9,184	7,294	8,769	103	100	-	(94)	44,277	17,959
Non-interest expense	98,912	71,536	8,027	8,275	15,113	14,420	-	(94)	122,052	94,137
Income (loss) before taxes	48,507	(14,017)	854	1,457	(26,861)	(24,102)	(1,614)	(1,003)	20,886	(37,665)
Income tax provision (benefit)	18,155	(7,959)	333	491	(10,024)	(7,262)	(683)	(414)	7,781	(15,144)
Net income (loss)	30,352	(6,058)	521	966	(16,837)	(16,840)	(931)	(589)	13,105	(22,521)
Noncontrolling interest expense	-	-	117	170	-	-	-	-	117	170
Net income (loss) attributable to controlling interests	30,352	(6,058)	404	796	(16,837)	(16,840)	(931)	(589)	12,988	(22,691)
Preferred stock dividend	-	-	-	-	5,669	254	-	-	5,669	254
Net earnings available to common stock- holders	$30,352	$(6,058)	$404	$796	$(22,506)	$(17,094)	$(931)	$(589)	$7,319	$(22,945)

Selected Balances	Banking		Holding Company		Intersegment Eliminations		Consolidated Company
	6/30/09	12/31/08	6/30/09	12/31/08	6/30/09	12/31/08	6/30/09	12/31/08

Assets	$9,841,963	$9,060,949	$1,330,156	$992,627	$(182,769)	$(13,039)	$10,989,350	$10,040,537
Total loans	8,728,926	8,036,807	-	-	-	-	8,728,926	8,036,807
Deposits	8,460,919	8,009,495	-	-	(182,769)	(13,039)	8,278,150	7,996,456
Borrowings	1,254,706	894,085	244,793	379,473	-	-	1,499,499	1,273,558
Stockholders’ equity	1,082,957	935,433	1,079,227	605,533	(1,082,806)	(935,400)	1,079,378	605,566

18. SUBSEQUENT EVENTS

On July 2, 2009, we announced that our primary banking subsidiary, The PrivateBank and Trust Company (“The PrivateBank”), agreed to acquire all of the non-brokered deposits and certain assets of the former Founders Bank from the FDIC. The acquisition consisted of approximately $843 million in assets, including $181 million in investments, and $592 million in loans.  The PrivateBank agreed to assume certain liabilities including $767 million in non-brokered deposits and $24 million in FHLB advances. Assets totaling approximately $843 million were purchased at a discount of $54 million. The PrivateBank and the FDIC entered into a loss sharing agreement regarding future losses incurred on loans and foreclosed loan collateral existing at July 2, 2009. Under the terms of the loss-sharing agreements, the FDIC generally will assume 80% of the first $173 million of credit losses and 95% of the credit losses in excess of $173 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The discussion presented below provides an analysis of our results of operations and financial condition for the quarters ended June 30, 2009 and 2008. When we use the terms “PrivateBancorp,” the “Company,” “we,” “us,” and “our,” we mean PrivateBancorp, Inc. and its consolidated subsidiaries. When we use the term the “the Banks,” we are referring to our wholly owned banking subsidiaries, known under The PrivateBank brand. Management’s discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes presented elsewhere in this report, as well as in our 2008 Annual Report on Form 10-K. Results of operations for the quarter and six months ended June 30, 2009 are not necessarily indicative of results to be expected for the year ending December 31, 2009. Unless otherwise stated, all earnings per share data included in this section and throughout the remainder of this discussion are presented on a diluted basis.

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

These forward-looking statements are subject to significant risks, assumptions and uncertainties, and could be affected by many factors. Factors that could have a material adverse effect on our financial condition, results of operations and future prospects include, but are not limited to:

•	continuing deterioration of U.S. economic conditions,

•	further deterioration in asset quality, including credit extended directly for commercial real estate property investment, and to investors in real estate projects,

•	difficult commercial real estate market conditions, collateral values and absorption of projects available for lease and/or sale remaining soft,

•	adverse developments in our loan or investment portfolios,

•	any need to continue to increase our allowance for loan losses,

•	unforeseen difficulties and higher than expected costs associated with the continued implementation of our Strategic Growth Plan;

•	fluctuations in market rates of interest and loan and deposit pricing in our market areas,

•	the effect of continued margin pressure on our earnings,

•
the failure to obtain on terms acceptable to us, or at all, the capital necessary to fund our growth and maintain our regulatory capital ratios, or those of our subsidiary banks, above the “well-capitalized” threshold,

•	any additional charges related to asset impairments,

•	insufficient liquidity or funding sources or our inability to obtain the funding necessary to fund our loan growth on terms that are acceptable to us,

•	legislative or regulatory changes, particularly changes in the regulation of financial services companies and/or products and services offered by financial service companies,

•	slower than anticipated growth of our business or unanticipated business declines, including as a result of continuing negative economic conditions,

•	inability to retain top management personnel due to recently-enacted legislation that restricts executive compensation,

•	unforeseen difficulties relating to the mergers and integration of subsidiary banks,

•	unforeseen difficulties relating to the acquisition and integration of businesses acquired in purchase and assumption transactions,

•	competition,

•	unforeseen difficulties in integrating new hires,

•	failure to improve operating efficiencies through expense controls,

•	the possible dilutive effect of potential acquisitions, expansion or future capital raises, and

•	risks and other factors set forth in Items 1A, “Risk Factors,” of our Annual Report on Form 10-K and Item 1A in our March 31, 2009 Form 10-Q.

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

We are subject to the federal income tax laws of the United States and the tax laws of the states and other jurisdictions where we conduct business. We periodically undergo examination by various governmental taxing authorities. Such agencies may require that changes in the amount of tax expense be recognized when their interpretations of tax law differ from those of management, based on their judgments about information available to them at the time of their examinations. There can be no assurance that future events, such as court decisions, new interpretations of existing law or positions by federal or state taxing authorities, will not result in tax liability amounts that differ from our current assessment of such amounts, the impact of which could be significant to future results.

Temporary differences may give rise to deferred tax assets or liabilities, which are recorded on our Consolidated Statements of Financial Condition. We assess the likelihood that deferred tax assets will be realized in future periods based on weighing both positive and negative evidence and establish a valuation allowance for those deferred tax assets for which recovery is unlikely, based on a standard of “more likely” than not. In making this assessment, we must make judgments and estimates regarding the ability to realize these assets through: (a) the future reversal of existing taxable temporary differences, (b) future taxable income, (c) the possible application of future tax planning strategies, and (d) carryback to taxable income in prior years. We have not established a valuation allowance relating to our deferred tax assets at June 30, 2009. However, there is no guarantee that the tax benefits associated with these deferred tax assets will be fully realized. We have concluded, as of June 30, 2009, that it is more likely than not that such tax benefits will be realized.

In the preparation of income tax returns, tax positions are taken based on interpretation of federal and state income tax laws for which the outcome of such positions may not be certain. We periodically review and evaluate the status of uncertain tax positions and may establish tax reserves for estimates of amounts that may ultimately be due or owed (including interest). These estimates may change from time to time based on our evaluation of developments subsequent to the filing of the income tax return, such as tax authority audits, court decisions or other tax law interpretations. There can be no assurance that any tax reserves will be sufficient to cover tax liabilities that may ultimately be determined to be owed. We had no tax reserves established relating to uncertain tax positions at June 30, 2009.

SECOND QUARTER PERFORMANCE OVERVIEW

Overview

PrivateBancorp, Inc. (“PrivateBancorp” or the “Company”) was incorporated in Delaware in 1989 for the purpose of becoming a holding company registered under the Bank Holding Company Act of 1956, as amended (the “Act”). PrivateBancorp, through its PrivateBank subsidiaries (the “Banks”), provides customized business and personal financial services to middle-market commercial and commercial real estate companies as well as business owners, executives, entrepreneurs and families in all of the markets we serve.  We seek to develop lifetime relationships with our clients. Through a growing team of highly qualified managing directors, the Banks deliver a sophisticated suite of tailored credit and non-credit solutions, including lending, treasury management, investment products, capital markets products and wealth management and trust services, to meet their clients’ commercial and personal needs. Since our inception, we have expanded into multiple geographic markets in the Midwest and Southeastern United States through the creation of new banks and banking offices and the acquisition of existing banks. Our clients also have access to mortgage loans offered through The PrivateBank Mortgage Company, a subsidiary of PrivateBancorp.

Through second quarter 2009, we continue to see strong net revenue growth as a result of the execution of the Strategic Growth Plan (the “Plan”) we launched in the fourth quarter 2007, driven by our organic balance sheet growth. We are selective in the clients we choose to do business with, opting for people and businesses we know and with which we have relationships. Based on our strategy, loans and deposits have continued to grow.  We have begun to achieve the operating leverage (net revenue less non-interest expense) that we expected in the Plan, and this is reflected in the following specific results:

•	net revenue during the second quarter 2009 grew 80% over second quarter 2008 to $95.8 million and net interest margin improved 24 basis points to 2.99%,

•	efficiency ratio improved to 66.79% in the second quarter 2009 from 96.35% in the second quarter 2008,

•
our tangible common equity ratio was 6.81% and our Tier 1 capital ratio was 11.95% at June 30, 2009, following a successful $217.0 million common stock offering and the conversion of the Series A preferred shares held by GTCR to non-voting common stock,

•	during the first six months of 2009 loans grew 9%, reflecting market conditions and selectivity, and deposits grew 4%, and

•
allowance for loan losses increased to $140.1 million at June 30, 2009, representing 1.60% of total loans, reflecting continued deterioration and weakness in the broader economy and the related stress on our customers.

Recent Developments

On July 2, 2009, we announced that The PrivateBank and Trust Company (the “PrivateBank”) agreed to acquire all of the non-brokered deposits and certain assets of the former Founders Bank from the FDIC. Founders Bank had approximately $843 million in deposits and approximately $592 million in loans receivable at July 2, 2009. The PrivateBank agreed to assume certain liabilities, including non-brokered deposits, of $767 million and $24 million of Federal Home Loan Bank (“FHLB”) advances. Assets totaling approximately $843 million were purchased at a discount of $54 million. The PrivateBank also succeeded the former Founders Bank under trusts, executorships, administrations, guardianships, agencies and other fiduciary or representative capacities with respect to assets valued at approximately $450 million. The PrivateBank did not assume any liability based on action or inaction of the former Founders Bank with respect to its trust business. The agreement with the FDIC included a loss share component that provides The PrivateBank with protection from certain loan losses, as defined.  We believe this transaction provides funding diversification through a strong core deposit franchise consistent with the objectives of the Plan. Furthermore, the transaction extends our geographic footprint to the southwest suburbs of Chicago and extends our ability to offer commercial loan products through these offices.

Balance Sheet Growth

Total assets increased to $11.0 billion at June 30, 2009, from $10.0 billion at December 31, 2008. Total loans increased to $8.7 billion at June 30, 2009, from $8.0 billion at December 31, 2008. Commercial loans, including commercial and industrial and owner-occupied commercial real estate loans, increased to 53% of the Company’s total loans at June 30, 2009 from 49% of total loans at December 31, 2008. Commercial real estate loans were 28% of total loans at June 30, 2009, compared to 30% of the Company’s total loans at December 31, 2008.

Total deposits were $8.3 billion at June 30, 2009, compared to $8.0 billion at December 31, 2008. Client deposits increased to $7.4 billion at June 30, 2009, from $6.0 billion at December 31, 2008. Client deposits at June 30, 2009, include $1.0 billion in client CDARS® deposits. Brokered deposits (excluding client CDARS®) were 11% of total deposits at June 30, 2009, a decrease from 25% of total deposits at December 31, 2008.

Net Revenue Growth

Net revenue grew to $95.8 million in the second quarter 2009, from $53.1 million in the second quarter 2008. Net interest income improved to $74.1 million in the second quarter 2009, up from $42.7 million for the second quarter 2008. Net interest margin (on a tax equivalent basis) was 2.99% for the second quarter 2009, compared to 2.75% for the second quarter 2008. The improvement in net interest margin was primarily the result of earning asset yields remaining flat while deposits and short-term borrowings re-priced downward.  This, combined with an increased client deposit base and repositioning within funding types, served to reduce our cost of funds by 166 basis points.

Non-interest income, excluding securities gains and losses and early extinguishment of debt, was $14.6 million in the second quarter 2009, compared to $9.2 million in the second quarter 2008 due to a higher volume of fee based revenue given the growth in the balance sheet. Treasury management income was $2.1 million in the second quarter 2009 compared to $499,000 in the second quarter 2008. Capital markets revenue was $3.8 million, compared with $2.0 million in the second quarter 2008. Mortgage banking income increased to $2.7 million in the second quarter 2009, compared to $1.2 million for the second quarter 2008. Banking and other services income was $2.1 million in the second quarter 2009, compared to $682,000 in the second quarter 2008.

Credit Quality

The second quarter 2009 provision for loan losses was $21.5 million, compared to $23.0 million in the second quarter 2008. The allowance for loan losses as a percentage of total loans was increased to 1.60% at June 30, 2009, compared with 1.40% at December 31, 2008.  Charge-offs were $12.6 million for the quarter ended June 30, 2009, offset by recoveries of $4.1 million, and $109.5 million for the quarter ended December 31, 2008, offset by recoveries of $658,000.

We had $212.8 million in total non-performing assets at June 30, 2009, compared to $155.7 million at December 31, 2008, reflecting a continuing weakening credit environment. Non-performing assets to total assets were 1.94% at June 30, 2009 compared to 1.55% at December 31, 2008. The elevated levels of nonperforming loans primarily reflect ongoing deterioration experienced in the commercial real estate portfolio as well as continued stress in general business conditions. The increased level of loan loss coverage reflects growth in nonperforming assets and recognition of underlying collateral values. There remain higher levels of vacancy and marginal sales activity across most property types.  New non-performing loans are primarily development related loans that are negatively impacted by the economy.

Expenses

Non-interest expense was $64.0 million in the second quarter, compared to $51.2 million in the second quarter 2008. The increase over the second quarter 2008 reflects the ongoing investment in the Plan throughout the year as well as increased FDIC insurance premiums, due in part to the $5.1 million special FDIC assessment incurred in the second quarter 2009 as well as significant growth in insured deposits over the past year. The efficiency ratio was 66.8% in the second quarter 2009 compared to 96.4% in the second quarter 2008.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income totaled $74.1 million in the second quarter 2009, compared to $42.7 million in the second quarter 2008, an increase of 74%. For the six months ended June 30, 2009, net interest income was $138.0 million compared to $78.7 million in the prior year period. Net interest income equals the difference between interest income plus fees earned on interest-earning assets and interest expense incurred on interest-bearing liabilities. The level of interest rates and the volume and mix of interest-earning assets and interest-bearing liabilities impact net interest income. Net interest margin represents net interest income as a percentage of total average interest-earning assets. The accounting policies underlying the recognition of interest income on loans, securities, and other interest-earning assets are included in the “Notes to Consolidated Financial Statements” contained in our 2008 Annual Report on Form 10-K.

Our accounting and reporting policies conform to U.S. GAAP and general practice within the financial services industry. For purposes of this discussion, net interest income and any ratios or metrics that include net interest income as a component, such as for example, net interest margin, have been adjusted to a fully tax-equivalent basis to more appropriately compare the returns on certain tax-exempt loans and securities to those on taxable interest-earning assets. Although we believe that these non-GAAP financial measures enhance investors’ understanding of our business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP. The reconciliation of such adjustment is presented in the following table.

Table 1
Effect of Tax-Equivalent Adjustment
(Amounts in thousands)

	Quarter Ended June 30,			Six Months Ended June 30,
	2009	2008	% Change	2009	2008	% Change
Net interest income (U.S. GAAP)	$74,107	$42,712	74%	$137,987	$78,669	75%
Tax-equivalent adjustment	999	992	1%	1,845	2,017	(9)%
Tax-equivalent net interest income	$75,106	$43,704	72%	$139,832	$80,686	73%

Tables 2 and 3 below summarize the changes in our average interest-earning assets and interest-bearing liabilities as well as the average interest rates earned and paid on these assets and liabilities, respectively, for the quarters and six months ended June 30, 2009 and 2008, respectively. The tables also detail increases and decreases in income and expense for each of the major categories of interest-earning assets and interest-bearing liabilities and analyzes the extent to which such variances are attributable to volume and rate changes. Interest income and yields are presented on a tax-equivalent basis assuming a federal income tax rate of 35%, which includes the tax-equivalent adjustment as presented in Table 1 above.

Net interest margin for the second quarter 2009 of 2.99% was up from 2.75% in the second quarter 2008. Our net interest margin increased between the periods primarily due to our interest-bearing liabilities repricing downward more than our assets, along with a shift in our funding mix to less expensive funding classes. The prime rate and LIBOR reductions throughout the second half of 2008 initially compressed net interest margin as loans repriced more quickly than deposits and short-term borrowings. However as those deposits and short-term borrowings repriced downward throughout the first six months of 2009, our margin benefited.

The average balance of our interest-earning assets grew approximately 57% between the second quarter 2008 and the second quarter 2009. Our net interest income increased significantly year-over-year as a result of the substantial increase in our interest-earning assets, primarily loans. The yield we earn on our interest-earning assets decreased by 135 basis points, due to reductions in the prime rate and LIBOR between the periods, offset by a 166 basis point drop in our cost of funds, as pricing on, and the mix of, our interest-bearing liabilities reduced our funding costs in an amount greater than the reduction of interest income caused by asset re-pricing.

As shown in Table 2, second quarter 2009 tax-equivalent net interest income increased to $75.1 million compared to $43.7 million in the second quarter 2008. The increase in interest-earning assets increased interest income by $43.6 million, while a decline in the average rate earned on interest-earning assets reduced interest income by $24.0 million. Second quarter 2009 interest expense declined $11.8 million compared to second quarter 2008. The increase in interest-bearing liabilities increased interest expense by $14.8 million, but the shift to less expensive wholesale borrowings, coupled with an overall decrease in the average rate paid on interest-bearing liabilities reduced interest expense by $26.6 million.

For the six months ended June 30, 2009, net interest margin was 2.84% compared to 2.81% for the prior year period. Tax-equivalent net interest income increased to $139.8 million for the six months ended June 30, 2009 compared to $80.7 million in the prior year period. The increase in interest-earning assets increased interest income by $100.3 million, while a decline in the average rate earned on interest-earning assets reduced interest income by $54.1 million. Interest expense for the six months ended June 30, 2009 declined $13.0 million compared to the prior year period. The increase in interest-bearing liabilities increased interest expense by $42.7 million, but the shift to less expensive wholesale borrowings, coupled with an overall decrease in the average rate paid on interest-bearing liabilities reduced interest expense by $55.7 million.

We continue to use multiple interest rate scenarios to assess the direction and magnitude of changes in interest rates and their impact on net interest income. A description and analysis of our market risk and interest rate sensitivity profile and management policies is included in Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” of this Form 10-Q.

Table 2 Net Interest Income and Margin Analysis (Dollars in thousands)
	Quarters Ended June 30,						Attribution of Change in Net Interest Income (2)
	2009			2008 (1)
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)	Volume	Yield/ Rate	Total
Assets:
Federal funds sold and other short-term investments	$78,153	$161	0.82%	$22,221	$194	3.47%	$202	$(235)	$(33)
Securities:
Taxable	1,154,418	13,646	4.73%	440,101	5,456	4.96%	8,455	(265)	8,190
Tax-exempt (3)	161,957	2,785	6.88%	190,236	3,173	6.67%	(484)	96	(388)

Total securities	1,316,375	16,431	4.99%	660,337	8,629	5.48%	7,971	(169)	7,802
Loans :
Commercial, construction and commercial real estate	7,775,014	86,419	4.43%	5,015,049	74,392	5.95%	33,889	(21,862)	12,027
Residential	344,180	4,646	5.40%	310,872	4,475	5.76%	461	(290)	171
Private Client	502,754	4,932	3.94%	410,155	5,346	5.23%	1,064	(1,478)	(414)

Total loans	8,621,948	95,997	4.44%	5,736,076	84,213	5.89%	35,414	(23,630)	11,784

Total interest-earning assets (3)(4)	10,016,476	112,589	4.49%	6,388,634	93,036	5.84%	43,587	(24,034)	19,553
Cash and due from banks	106,722			59,550
Allowance for loan losses	(128,560)			(69,492)
Other assets	383,040			312,476

Total assets	$10,377,678			$6,691,168
Liabilities and Stockholders’ Equity:
Interest-bearing demand deposits	$420,341	$467	0.45%	$170,134	$425	1.00%	$373	$(331)	$42
Savings deposits	17,837	30	0.68%	14,778	58	1.57%	10	(38)	(28)
Money market accounts	2,974,206	6,006	0.81%	1,926,956	11,237	2.34%	4,295	(9,526)	(5,231)
Time deposits	1,557,892	8,842	2.28%	1,417,047	13,726	3.89%	1,255	(6,139)	(4,884)
Brokered deposits	1,770,985	11,480	2.60%	1,543,714	16,229	4.22%	2,135	(6,884)	(4,749)
Total interest-bearing deposits	6,741,261	26,825	1.60%	5,072,629	41,675	3.30%	8,068	(22,918)	(14,850)
Short-term borrowings	920,436	1,844	0.79%	265,200	2,750	4.10%	2,662	(3,568)	(906)
Long-term debt	645,002	8,814	5.41%	349,159	4,907	5.56%	4,047	(140)	3,907

Total interest-bearing liabilities	8,306,699	37,483	1.81%	5,686,988	49,332	3.47%	14,777	(26,626)	(11,849)
Non-interest bearing demand deposits	1,030,753			409,254
Other liabilities	67,232			54,919
Stockholders’ equity	972,994			540,007

Total liabilities and stockholders’ equity	$10,377,678			$6,691,168
Net interest spread			2.68%			2.37%
Effect of non-interest bearing funds			0.31%			0.38%
Net interest income/margin (3)		$75,106	2.99%		$43,704	2.75%	$28,810	$2,592	$31,402

Quarterly Net Interest Margin Trend
	2009		2008
	Second	First	Fourth	Third	Second

Yield on interest-earning assets	4.49%	4.58%	5.30%	5.58%	5.84%
Rates paid on interest-bearing liabilities	1.81%	2.19%	3.01%	3.27%	3.47%
Net interest margin (3)	2.99%	2.68%	2.62%	2.70%	2.75%

(1)	Prior period net interest margin computations were modified to conform to the current period presentation.
(2)	For purposes of this table, changes which are not due solely to volume changes or rate changes are allocated to such categories in proportion to the absolute amounts of the change in each.
(3)	Interest income and yields are presented on a tax-equivalent basis, assuming a federal income tax rate of 35%. See Table 1 for a reconciliation of the effect of the tax-equivalent adjustment.
(4)
Average loans on a nonaccrual basis for the recognition of interest income totaled $170.1 million as of June 30, 2009 and $52.4 million as of June 30, 2008 and are included in loans for purposes of this analysis. Non-accrual loans are included in the average balances and the annualized interest foregone on these loans was approximately $7.7 million for the quarter ended June 30, 2009 compared to approximately $3.1 million in the prior year quarter.

Table 3 Net Interest Income and Margin Analysis (Dollars in thousands)
	Six Months Ended June 30,						Attribution of Change in Net Interest Income (2)
	2009			2008 (1)
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)	Volume	Yield/ Rate	Total
Assets:
Federal funds sold and other short-term investments	$86,190	$449	1.05%	$23,313	$440	3.75%	$510	$(501)	$9
Securities:
Taxable	1,192,362	28,192	4.73%	391,389	9,742	4.98%	18,962	(512)	18,450
Tax-exempt (3)	164,447	5,483	6.67%	190,164	6,442	6.78%	(858)	(101)	(959)

Total securities	1,356,809	33,675	4.97%	581,553	16,184	5.57%	18,104	(613)	17,491
Loans :
Commercial, construction and commercial real estate	7,572,400	169,661	4.49%	4,464,167	140,192	6.30%	77,796	(48,327)	29,469
Residential	346,019	9,604	5.55%	297,956	8,788	5.90%	1,356	(540)	816
Private Client	500,582	9,676	3.90%	398,381	11,346	5.71%	2,495	(4,165)	(1,670)

Total loans	8,419,001	188,941	4.50%	5,160,504	160,326	6.23%	81,647	(53,032)	28,615

Total interest-earning assets (3)(4)	9,862,000	223,065	4.54%	5,765,370	176,950	6.15%	100,261	(54,146)	46,115
Cash and due from banks	97,855			69,693
Allowance for loan losses	(121,526)			(59,261)
Other assets	386,126			288,356

Total assets	$10,224,455			$6,064,158
Liabilities and Stockholders’ Equity:
Interest-bearing demand deposits	$374,780	$866	0.47%	$161,328	$847	1.05%	$680	$(661)	$19
Savings deposits	16,903	55	0.66%	14,482	109	1.51%	16	(70)	(54)
Money market accounts	2,964,313	12,545	0.85%	1,754,941	24,407	2.79%	10,996	(22,858)	(11,862)
Time deposits	1,581,005	19,392	2.47%	1,345,242	28,270	4.21%	4,344	(13,222)	(8,878)
Brokered deposits	1,944,568	27,814	2.88%	1,274,713	28,043	4.41%	11,641	(11,870)	(229)
Total interest-bearing deposits	6,881,569	60,672	1.78%	4,550,706	81,676	3.60%	27,677	(48,681)	(21,004)
Short-term borrowings	856,556	4,832	1.12%	269,821	5,860	4.30%	5,706	(6,734)	(1,028)
Long-term debt	631,281	17,729	5.59%	299,285	8,728	5.77%	9,336	(335)	9,001

Total interest-bearing liabilities	8,369,406	83,233	2.00%	5,119,812	96,264	3.76%	42,719	(55,750)	(13,031)
Non-interest bearing demand deposits	901,887			380,105
Other liabilities	73,241			65,466
Stockholders’ equity	879,921			498,775

Total liabilities and stockholders’ equity	$10,224,455			$6,064,158
Net interest spread			2.54%			2.39%
Effect of non-interest bearing funds			0.30%			0.42%
Net interest income/margin (3)		$139,832	2.84%		$80,686	2.81%	$57,542	$1,604	$59,146

(1)	Prior period net interest margin computations were modified to conform to the current period presentation.
(2)	For purposes of this table, changes which are not due solely to volume changes or rate changes are allocated to such categories in proportion to the absolute amounts of the change in each.
(3)	Interest income and yields are presented on a tax-equivalent basis, assuming a federal income tax rate of 35%. See Table 1 for a reconciliation of the effect of the tax-equivalent adjustment.
(4)
Average loans on a nonaccrual basis for the recognition of interest income totaled $155.0 million as of June 30, 2009 and $48.2 million as of June 30, 2008 and are included in loans for purposes of this analysis. Non-accrual loans are included in the average balances and the annualized interest foregone on these loans was approximately $7.2 million for the six months ended June 30, 2009 compared to approximately $3.0 million in the prior year period.

Provision for Loan Losses

The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable and reasonably estimable losses inherent in the existing loan portfolio. The provision for loan losses totaled $21.5 million for the quarter ended June 30, 2009 compared to $23.0 million for the quarter ended June 30, 2008 due to less loan growth, offset by an increase in net charge-offs, an increase in the level of non-performing loans, as well as the quarterly assessment of the allowance to maintain a level determined appropriate. The allowance for loan losses to total loans, or coverage ratio, increased from 1.23% at June 30, 2008 to 1.60% at June 30, 2009.  Net-charge offs were $8.4 million for the quarter ended June 30, 2009 compared to $6.0 million for the quarter ended June 30, 2008. For the six months ended June 30, 2009, the provision for loan losses totaled $39.3 million compared to $40.2 million for the prior year period. Net-charge offs were $11.9 million for the six months ended June 30, 2009 compared to $10.0 million for the six months ended June 30, 2008. For further analysis and information on how we determine the appropriate level for the allowance for loan losses and the factors on which provisions are based, see the “Loan Portfolio and Credit Quality” section on page 41.

Non-interest Income

We continue to seek ways to increase and diversify the sources of our non-interest income. Our total non-interest income increased $11.3 million, or 119%, to $20.7 million for the second quarter 2009 compared to $9.4 million in the second quarter 2008. The period over period increase reflects the significant contribution of our expanded products and services in the past year offered through the capital markets and treasury management groups, $7.0 million in net securities gains recognized during the quarter, as well as a significant increase in mortgage banking income. In the prior year second quarter, non-interest income was driven by revenue from The PrivateWealth Group, which contributed $4.4 million, or 46%, of the $9.4 million, in non-interest income. In the second quarter of 2009, The PrivateWealth Group contributed $3.5 million, or 17%, of our non-interest income, while capital markets and treasury management products contributed $3.8 million and $2.1 million, respectively, representing 18% and 10%, respectively, of non-interest income for the second quarter of 2009, demonstrating the continued diversification of our sources of non-interest income and our focus on providing the “whole” Bank to our clients. As our client base continues to grow, we believe we will be able to continue to grow and diversify our non-interest revenue.

Table 4
Non-interest Income Analysis
(Dollars in thousands)

	Quarters Ended June 30,			Six Months Ended June 30,
	2009	2008	% Change	2009	2008	% Change
The PrivateWealth Group	$3,500	$4,350	(20%)	$7,294	$8,769	(17%)
Mortgage banking	2,686	1,230	118%	4,861	2,760	76%
Capital markets products	3,830	1,959	96%	15,063	2,350	541%
Treasury management	2,110	499	323%	3,715	683	444%
Bank owned life insurance (“BOLI”)	453	437	4%	842	869	(3%)
Banking and other services	2,054	682	201%	5,648	1,428	296%
Subtotal fee revenue	14,633	9,157	60%	37,423	16,859	122%
Gains on securities sales, net	7,067	286	2,371%	7,839	1,100	613%
Early extinguishment of debt	(985)	-	n/m	(985)	-	n/m
Total non-interest income	$20,715	$9,443	119%	$44,277	$17,959	147%

n/m	Not meaningful

The capital markets group delivers customized interest rate risk management and payment solutions that help our clients achieve their financing and risk management objectives. Within capital markets, we provide interest rate swaps, caps and collars and foreign exchange spot trading. We take no overnight market, currency or interest rate risk because we run a matched back-to-back book with a variety of liquidity providers who are market makers in this arena.  We are exposed to the credit risk of our counterparties, which we manage in line with our credit policies and procedures outlined in our risk management policies. Capital markets revenue in the second quarter 2009 grew to $3.8 million compared to $2.0 million for the year ago period as the group had just been formed in first quarter 2008. The current quarter revenue includes a $1.3 million unfavorable movement in the credit valuation adjustment (“CVA”). The CVA represents the credit component of fair value with regard to both client-based trades and the related matched trades with interbank dealer counter-parties. Capital markets revenue is sensitive to the pace of loan growth and a steepened LIBOR curve. Also, low short term interest rates have accelerated the yield protection trend of embedding floors in loans, resulting in fewer derivatives cross sell opportunities.

We continue to enhance our treasury management capabilities and now provide all aspects of receivables and payables services in addition to online banking and reporting. We offer remote capture, liquidity management, and lockbox services to meet our clients’ needs and drive non-interest and interest-bearing deposits to the bank. Treasury management income was $2.1 million in the second quarter 2009 compared to $499,000 in the second quarter 2008. This increase is attributable to growth in delivery of services to new and existing clients and is evidence, we believe, of the strong, deep relationships we are building with our clients.

The PrivateWealth Group’s fee revenue was down in the second quarter 2009 to $3.5 million, compared to $4.4 million in the second quarter 2008. The PrivateWealth Group’s assets under management declined to $3.2 billion at June 30, 2009, compared with $3.3 billion at June 30, 2008. Fee revenue for a quarter is predominantly based on the market value of assets under management. Significantly higher volatility in the market value of assets under management throughout 2009, and an increase in assets held in non-fee producing cash equivalents, combined to cause fee revenue to decrease disproportionately to the decrease in assets under management.

Mortgage banking income increased to $2.7 million in the second quarter 2009, compared to $1.2 million during second quarter 2008. Mortgage banking income increased over the prior period due to the interest rate environment during the quarter, which continues to buoy market demand for refinancing and a higher volume of loans sold.

Bank owned life insurance (“BOLI”) revenue represents the change in cash surrender value (“CSV”) of the policies, net of premiums paid. The decrease in the BOLI revenue was attributable to lower earnings credited to policies, based on investments made by the insurer. The tax-equivalent yield on BOLI was 5.92% for second quarter 2009 compared to 5.95% for second quarter 2008. Income recognized on this product includes policies covering certain higher-level employees who are deemed to be significant contributors to the Company. The cash surrender value of BOLI at June 30, 2009 was $46.8 million, compared to $45.0 million at June 30, 2008.

Banking and other services income increased to $2.1 million in the second quarter 2009, compared to $682,000 in the second quarter 2008 due to an increase in letter of credit fees, syndication and unused commitment fees and other transaction-related fees due to new product offerings.

Securities gains were $7.1 million for the second quarter 2009 compared to $286,000 in the second quarter 2008 due largely to the sale of $101.0 million treasury securities during the quarter. Included in non-interest income was a $985,000 early extinguishment of debt charge, representing the fee associated with paying off the underlying funding related to the treasury securities sold.

Year-to-date Non-interest Income

For the six months ended June 30, 2009, non-interest income was $44.3 compared to $18.0 million in the prior year period primarily due to increases in capital markets, treasury management and mortgage banking income. Capital markets income, which includes a $2.5 million CVA, grew to $15.1 million for the six months ended June 30, 2009, compared with $2.4 million in the prior year period. Treasury management income was $3.7 million for the six months ended June 30, 2009, compared to $683,000 in the second quarter 2008 as new products and services were rolled out throughout the year. Mortgage banking income increased to $4.9 million for the six months ended June 30, 2009, compared to $2.8 million in the prior year period. The PrivateWealth Group’s fee revenue was down for the six months ended June 30, 2009 to $7.3 million, compared to $8.8 million in the prior year period. Income recognized on BOLI was $842,000 for the six months ended June 30, 2009 compared to $869,000 in the prior year period as the yield on BOLI was 5.97% in the prior year period, compared to 5.56% for the six months ended June 30, 2009. For the six months ended June 30, 2009, banking and other services income was $5.6 million, compared to $1.4 million in the prior year period primarily due to fees related to increased product offerings such as syndication fees, unused commitment fees and an increase in letter of credit fees. Securities gains were $7.8 million for the six months ended June 30, 2009 compared to $1.1 million in the prior year period due to treasury sales made during the second quarter 2009.

Non-interest Expense

During the first quarter 2009, we achieved the operating leverage we sought since announcing the Plan in November 2007. Our revenue growth continues to outpace growth in our expenses and we continue to actively run our business to maintain tight cost control and expense management. Operating leverage is evidenced through the improvement in our second quarter 2009 efficiency ratio (non-interest expense as a percentage of tax-equivalent net interest income plus total non-interest income) of 66.79% from 96.35% in the second quarter 2008.

Table 5
Non-interest Expense Analysis
(Dollar amounts in thousands)
	Quarters Ended June 30,			Six Months Ended June 30,
	2009	2008	% Change	2009	2008	% Change
Compensation expense:
Salaries and wages	$16,615	$14,796	12%	$32,793	$28,379	16%
Share-based payment costs	4,748	5,382	(12%)	10,655	8,155	31%
Incentive compensation, retirement costs and other employee benefits	12,937	11,637	11%	25,973	23,030	13%
Total compensation expense	34,300	31,815	8%	69,421	59,564	17%
Net occupancy expense	6,067	4,346	40%	12,127	8,191	48%
Technology and related costs	1,967	1,270	55%	4,531	2,500	81%
Marketing	1,933	2,721	(29%)	3,775	5,549	(32%)
Professional services	2,492	4,357	(43%)	5,006	6,438	(22%)
Investment manager expenses	556	812	(32%)	1,165	1,780	(35%)
Net foreclosed property expense	967	596	62%	1,411	1,154	22%
Supplies and printing	392	464	(16%)	734	814	(10%)
Postage, telephone, and delivery	821	547	50%	1,402	1,088	29%
Insurance	9,157	1,737	427%	12,989	2,607	398%
Amortization of intangibles	325	422	(23%)	654	656	0%
Other expenses	5,018	2,118	137%	8,837	3,796	133%
Total non-interest expense	$63,995	$51,205	25%	$122,052	$94,137	30%

Operating efficiency ratios
Non-interest expense to average assets	2.47%	3.07%		2.41%	3.11%
Net overhead ratio	1.67%	2.50%		1.53%	2.52%
Efficiency ratio (1)	66.79%	96.35%		66.29%	95.43%

((1)	The efficiency ratio is presented on a tax-equivalent basis, assuming a federal income tax rate of 35%. See Table 1 for a reconciliation of the effect of the tax-equivalent adjustment.

Non-interest expense was $64.0 million in the second quarter, increasing $12.8 million or 25%, compared to $51.2 million in the second quarter 2008. The increase compared to the second quarter 2008 is a direct result of significantly higher insurance costs, increases in compensation expense, net occupancy expense, net foreclosed property expenses and is partially offset by a decrease in professional fees, investment management fees and marketing expenses.

The increase of $2.5 million in compensation costs compared to the prior year quarter reflects the continued investment in human capital necessary to support the Company’s growth.  The number of full-time equivalent employees increased 13% to 807 at June 30, 2009 compared to 712 at June 30, 2008.

Net occupancy expense grew by $1.7 million compared to the second quarter 2008 to $6.1 million and reflects the investments we have made in growing our office space to accommodate our larger downtown Chicago team.

Technology and related costs, which include fees paid for information technology services and support, increased 55% to $2.0 million for the second quarter 2009, compared to $1.3 million in the prior year period due to increased operational costs and investment in technology to support our expanded products and services as a result of our growth under the Plan.

Professional fees, which include fees paid for legal, accounting, consulting and information systems consulting services, decreased by $1.9 million compared to the second quarter 2008 due to a concerted effort to supplant reliance on third-party professionals with in-house professionals through expansion of our internal human resources.

Second quarter 2009 insurance costs increased $7.4 million over second quarter 2008 due to higher Federal Deposit Insurance Corporation (“FDIC”) assessment fees and a special assessment of $5.1 million levied during the second quarter 2009. The increase in FDIC insurance fees is attributable to a 34% growth in deposits year over year for which fees are assessed and an increase in fee rates since the second quarter 2008. In December 2008 the FDIC finalized a rule that raised the then current assessment rates uniformly by 7 basis points effective with the first quarter 2009 assessment. The new rule resulted in annualized assessment rates for Risk Category 1 institutions ranging from 12 to 14 basis points. The increase in deposit insurance expense during the second quarter of 2009 compared to the second quarter of 2008 was also partly related to the additional 10 basis point assessment paid on covered transaction accounts exceeding the $250,000 under the Temporary Liquidity Guaranty Program. As a result of the requirement to increase the FDIC’s Bank Insurance Fund to statutory levels over a prescribed period of time and increased pressure on the fund’s reserves due to the increasing number of bank failures, FDIC insurance costs for 2009 continue to be significantly higher for all insured depository institutions as the rules allow the FDIC to levy additional 5 basis point special assessments on banks in the third and fourth quarters of 2009.

Net foreclosed property expenses increased by $371,000 compared to the second quarter 2008 and is directly correlated with growth in our other real estate owned portfolio. Marketing expenses declined $788,000 compared to the prior year quarter as we reduced client entertainment and other activities in line with the current economic environment.

Other expense increased $2.9 million for the quarter ended June 30, 2009 compared to the prior year quarter with loan and collection costs contributing $1.3 million to the current period increase.

Year-to-date non-interest expense

Non-interest expense was $122.1 million for the six months ended June 30, 2009, increasing $27.9 million or 30%, compared to $94.1 million in the prior year period. The increase represents the ongoing investment in the Plan throughout the year and is a direct result of a combined increase in compensation expense, net occupancy expense and significantly higher insurance costs partially offset by a decrease in professional fees and marketing expenses.

Compensation costs increased $9.9 million compared to the prior year period. The $2.5 million increase in share-based payments is attributable to a greater number of employees with equity awards for the six months ended June 30, 2009 compared to 2008 and equity awards granted during the first quarter 2009 to certain senior level executives. Compensation expense also includes incentive compensation accruals and additional revenue-based compensation expense recognized during the 2009 period.

Net occupancy expense for the six months ended June 30, 2009 grew by $3.9 million compared to the prior year period to $12.1 million and reflects the investments we have made in growing our office space to accommodate our larger downtown Chicago team.

Technology and related costs increased 81% to $4.5 million for the six months ended June 30, 2009, compared to $2.5 million in the prior year period due to the growth of the Company and continued investment in technology, support for facility relocations and upgrading.

Professional fees decreased by $1.4 million for the six months ended June 30, 2009 compared to the prior year period due to a Company-wide effort to internally support various strategic initiatives in lieu of using third party providers.

For the six months ended June 30, 2009, insurance costs increased $10.4 million compared to the prior year period due to higher Federal Deposit Insurance Corporation (FDIC) assessment fees as described above and deposit growth year over year.

Net foreclosed property expenses increased by $257,000 for the six months ended June 30, 2009 compared to the 2008 period. Marketing expenses declined $1.8 million over the prior year period as the Company reduced client entertainment and other activities in line with the current economic environment.

Other expenses for the six months ended June 30, 2009 include $3.7 million of loan and collection expenses, $1.6 million in fees paid to third party service providers used on a recurring basis and $1.0 million in fees related to CDARS®.

Income Taxes

Our provision for income taxes includes both federal and state income tax expense. The effective income tax rate for the three months ended June 30, 2009 was 36.2% compared to (39.2)% for the three months ended June 30, 2008. The effective income tax rate for the six months ended June 30, 2009 was 37.3% compared to (40.2)% for the six months ended June 30, 2008. These year-over-year differences largely reflect the net income generated in the 2009 quarterly and six-month periods compared to net losses in the comparable 2008 periods.

The effective income tax rate varies from the statutory federal income tax rate of 35% principally due to state income taxes, the effects of tax-exempt earnings from municipal securities and bank-owned life insurance and non-deductible compensation and business expenses.

In determining that realization of the deferred tax assets is more likely than not and no valuation allowance is needed at June 30, 2009, we considered a number of factors including reversing taxable temporary differences in future periods and our ability to generate future taxable income.

Operating Segments Results

We have three primary business segments: Banking (which includes our lines of business; Illinois Commercial Banking, National Commercial Banking, Commercial Real Estate, and The PrivateClients Group); The PrivateWealth Group; and Holding Company Activities. The PrivateBank Mortgage Company results are included in the Banking segment.

Banking

The profitability of each of our bank subsidiaries is primarily dependent on net interest income, provision for loan losses, non-interest income and non-interest expense. Net income for the banking segment for the quarter ended June 30, 2009 was $14.1 million compared to a net loss of $3.0 million for the prior year period. The increase in net income for the banking segment resulted primarily from a 65% increase in net interest income, offset by a 39% increase in operating expenses, including greater compensation-related expense. For the six months ended June 30, 2009, net income for the banking segment was $30.4 million, compared to a net loss of $6.1 million in the prior year period. Total loans for the banking segment increased 9% to $8.7 billion during the first six months of 2009 as compared to $8.0 billion at December 31, 2008. Commercial loans, including commercial and industrial and owner-occupied commercial real estate loans, continue to be the fastest-growing segment of the loan portfolio and increased to $4.6 billion, or 53% of our total loans, from $4.0 billion, or 49%, of total loans at December 31, 2008. Commercial real estate loans decreased to 28% of our total loans at June 30, 2009, compared to 30% of total loans at December 31, 2008. Total deposits increased 6% to $8.5 billion at June 30, 2009 from $8.0 billion at December 31, 2008.

The PrivateWealth Group

The PrivateWealth Group segment includes investment management, investment advisory, personal trust and estate administration, custodial and escrow, retirement account administration, and brokerage services. The PrivateWealth Group’s assets under management remained relatively flat at $3.2 billion at June 30, 2009 as compared to approximately $3.3 billion at December 31, 2008, despite declines in the market values of equities and many other investments during this period.  The PrivateWealth Group’s fee revenue was $3.5 million, a decrease of 20%, for the quarter ended June 30, 2009 compared to $4.4 million for the prior year period.  This decrease was primarily due to significantly lower market values of equities and certain other assets under management and an increase in assets held in non-fee producing cash equivalents during the second quarter of 2009.  Net income for The PrivateWealth Group decreased 66% to $140,000 for the quarter ended June 30, 2009 from $417,000 in the prior year period primarily due to the decrease in fee revenue. For the six months ended June 30, 2009, The PrivateWealth Group earned $7.3 million in fee revenue compared to $8.8 million in the prior year period, netting income of $404,000 for the six months ending June 30, 2009 compared to $796,000 in the prior year period.

For a number of our wealth management relationships, we utilize third-party investment managers, including Lodestar Investment Counsel, LLC (“Lodestar”), a subsidiary of the Company. Fees paid to third party investment managers decreased to $556,000 for the quarter ended June 30, 2009, compared to $812,000 in the prior year period. The 2009 decrease is attributable to a decline in assets under management and an increase in assets held in cash equivalents. Fees paid to Lodestar, which are eliminated in consolidation, totaled approximately $86,000 in the second quarter 2009 compared to $113,000 in the prior year period. For the six months ended June 30, 2009, fees paid to third party investment managers decreased by $615,000 compared to the prior year period.  Fees paid to Lodestar for the six months ended June 30, 2009 were $177,000 compared to $232,000 in the prior year period.

Holding Company Activities

The Holding Company Activities segment consists of parent company only matters. The Holding Company’s most significant assets are its net investments in its three banking subsidiaries and its mortgage banking subsidiary. Holding Company financial results are impacted primarily by interest expense on borrowings and operating expenses of the parent company. Recurring holding company operating expenses consist primarily of compensation (amortization of share-based compensation) and professional fees. The Holding Company segment reported a net loss available to common stockholders of $11.3 million for the quarter ended June 30, 2009, compared to a net loss available to common stockholders of $10.7 million for the prior year period. The increase in the net loss year over year is primarily due to an increase in the preferred stock dividend and related amortization associated with the issuance of Series B preferred stock to the Treasury under the TARP CPP. For the six months ended June 30, 2009, the Holding Company segment reported a net loss of $22.5 million, compared to a net loss of $17.1 million in the prior year period primarily due to an increase in interest expense and the preferred stock dividend.

FINANCIAL CONDITION

Total Assets

Total assets increased to $11.0 billion at June 30, 2009, an increase of 9% from $10.0 billion at December 31, 2008. Asset growth from December 31, 2008 was primarily due to loan growth of 9% during the period.

Investment Portfolio Management

We manage our investment portfolio to maximize the return on invested funds within acceptable risk guidelines, to meet pledging and liquidity requirements, and to adjust balance sheet interest rate sensitivity to attempt to protect net interest income against the impact of changes in interest rates.

We adjust the size and composition of our securities portfolio according to a number of factors, including expected liquidity needs, the current and forecasted interest rate environment, our actual and anticipated balance sheet growth rate, and the relative value of various segments of the securities markets.

Table 6
Investment Portfolio Valuation Summary
(Dollars in thousands)

	At June 30, 2009			At December 31, 2008

	Fair Value	Amortized Cost	% of Total	Fair Value	Amortized Cost	% of Total

Available-for-Sale
U.S. Treasury securities	$17,140	$16,765	1.2	$127,670	$117,875	8.8
Collateralized mortgage obligations	214,696	206,253	14.6	267,115	263,393	18.4
Residential mortgage-backed securities	1,024,157	1,000,554	69.6	825,942	803,115	56.9
Corporate collateralized mortgage obligations	5,753	5,746	0.4	6,240	6,499	0.4
State and municipal securities	181,902	175,639	12.4	198,597	190,461	13.7

Total available-for-sale	1,443,648	1,404,957	98.2	1,425,564	1,381,343	98.2

Non-marketable Equity Investments
FHLB stock	24,289	24,289	1.6	23,663	23,663	1.6
Other	4,297	4,297	0.2	3,550	3,550	0.2
Total non-marketable equity investments	28,586	28,586	1.8	27,213	27,213	1.8

Total securities	$1,472,234	$1,433,543	100.0	$1,452,777	$1,408,556	100.0

As of June 30, 2009, our securities portfolio totaled $1.5 billion, increasing 1% from December 31, 2008. During the second quarter 2009, we took advantage of market conditions to sell $101.7 million of securities, primarily treasury securities funded by securities sold under agreement to repurchase (“repo funding”), at a net gain of $7.1 million. In conjunction with the sale of a $101.0 million U.S. Treasury security, we recorded a $985,000 early extinguishment of debt charge, representing the fee associated with paying off the underlying funding. We reinvested the majority of the net proceeds back into investments similar to those already in the portfolio.

Investments in mortgage related securities, collateralized mortgage obligations and residential mortgage-backed securities comprise 86% of the available-for-sale securities portfolio at June 30, 2009. Virtually all of the mortgage securities are backed by U.S. Government-owned agencies or issued by U.S. Government-sponsored enterprises. All mortgage securities are composed of fixed rate, fully amortizing collateral with final maturities of 30 years or less.

Investments in debt instruments of state and local municipalities comprised 13% of the total available-for-sale securities portfolio at June 30, 2009. This type of security has historically experienced very low default rates and provided a predictable cash flow since it generally is not subject to significant prepayment. Insurance companies regularly provide credit enhancement to improve the credit rating and liquidity of a municipal bond issuance. Management considers the credit enhanced and underlying municipality credit rating when evaluating a purchase or sale decision.

At June 30, 2009, our reported stockholders’ equity reflected unrealized securities gains net of tax of $24.1 million. This represented a decrease of $3.4 million from unrealized securities gains net of tax of $27.6 million at December 31, 2008.

Non-marketable equity investments include Federal Home Loan Bank (“FHLB”) stock and other various equity securities. At June 30, 2009, our consolidated investment in FHLB stock was $24.3 million, compared to $23.7 million at December 31, 2008. Our FHLB stock holdings are necessary to qualify for FHLB advances, and we are monitoring the financial condition of the FHLBs in which we have an investment. At June 30, 2009, we owned $4.3 million in other securities, which consist of equity investments to fund civic and community projects, some of which qualify for CRA purposes.

As of June 30, 2009, we do not own any Freddie Mac or Fannie Mae preferred stock or subordinated debt obligations, bank trust preferred securities, nor do we own any sub-prime mortgage-backed securities.

LOAN PORTFOLIO AND CREDIT QUALITY

Portfolio Composition

Our loan portfolio is comprised of commercial, real estate (which includes commercial real estate, construction, and residential real estate) and personal loans. Outstanding loans totaled $8.7 billion as of June 30, 2009, an increase of 9% from December 31, 2008. The increase since December 31, 2008 was led by growth in commercial loans which grew 15% from December 31, 2008 comprising 53% of the Company’s loan portfolio. We believe we are well positioned to both pursue and take advantage of prudent, targeted lending opportunities.

Table 7
Loan Portfolio
(Dollars in thousands)

	June 30, 2009	% of Total	December 31, 2008	% of Total	% Change
Commercial and industrial	$3,682,155	42.2	$3,437,130	42.8	7.1
Owner-occupied commercial real estate	899,315	10.3	538,688	6.7	66.9
Total commercial	4,581,470	52.5	3,975,818	49.5	15.2
Commercial real estate	1,954,692	22.4	1,980,271	24.7	(1.3)
Commercial real estate – multifamily	492,896	5.6	403,690	5.0	22.1
Total commercial real estate	2,447,588	28.0	2,383,961	29.7	2.7
Construction	867,660	9.9	815,150	10.1	6.4
Residential real estate	319,762	3.7	328,138	4.1	(2.6)
Home equity	215,087	2.5	191,934	2.4	12.1
Personal	297,359	3.4	341,806	4.2	(13.0)
Total loans	$8,728,926	100.0	$8,036,807	100.0	8.6

The composition of our commercial real estate portfolio is geographically diverse, principally located in and around our core markets.  By product type, we have good balance, with no property type exceeding 20% of our total non-owner occupied commercial real estate exposure.  Our exposure to land is also of manageable size.  The following table summarizes our loans secured by non-owner occupied commercial real estate by property type and collateral location at June 30, 2009 and December 31, 2008.

Table 8
Collateral Location by Property Type

	As of June 30, 2009
	IL	GA	MI	MO	WI	Other	% of Total Portfolio
Commercial real estate
Health Care	0.7%	0.0%	0.1%	0.3%	0.0%	7.0%	8.1%
Raw Land	2.5%	0.0%	0.4%	0.0%	0.1%	1.4%	4.4%
Land Development	0.6%	0.1%	0.0%	0.7%	0.1%	0.7%	2.2%
Residential 1-4 Family	5.4%	0.2%	0.9%	0.5%	0.6%	2.1%	9.7%
Multi-Family Rental	7.7%	0.5%	0.7%	1.3%	0.4%	3.0%	13.6%
Mixed Use/Other	3.5%	0.3%	1.8%	1.0%	0.1%	1.1%	7.8%
Office	3.6%	1.1%	0.9%	1.3%	0.2%	2.0%	9.1%
Warehouse	5.4%	0.9%	1.5%	0.2%	0.1%	2.7%	10.8%
Retail	3.1%	0.3%	1.6%	0.3%	0.2%	2.2%	7.7%
Total commercial real estate	32.5%	3.4%	7.9%	5.6%	1.8%	22.2%	73.4%
Construction
Land Development	5.3%	0.3%	0.9%	0.0%	0.3%	1.1%	7.9%
Residential 1-4 Family	1.0%	0.0%	0.2%	0.5%	0.0%	0.1%	1.8%
Multi-Family 5+	2.2%	0.6%	0.1%	0.1%	0.1%	1.2%	4.3%
Industrial/Warehouse	0.9%	0.0%	0.0%	0.0%	0.0%	0.9%	1.8%
Office	1.2%	0.5%	0.0%	0.2%	0.1%	0.2%	2.2%
Retail	1.9%	0.0%	0.1%	0.8%	0.0%	1.3%	4.1%
Mixed Use/Other	0.9%	0.0%	0.6%	0.4%	0.4%	2.2%	4.5%
Total construction	13.4%	1.4%	1.9%	2.0%	0.9%	7.0%	26.6%
Total commercial real estate and construction	45.9%	4.8%	9.8%	7.6%	2.7%	29.2%	100.0%

	As of December 31, 2008
	IL	GA	MI	MO	WI	Other	% of Total Portfolio
Commercial real estate
Vacant land	8.1%	0.3%	0.5%	0.9%	0.4%	2.6%	12.8%
Residential 1-4 family	3.0%	-	1.3%	0.4%	0.3%	0.7%	5.7%
Multi-family	5.5%	1.0%	0.5%	1.3%	0.4%	1.8%	10.5%
Mixed use	2.6%	-	0.3%	0.5%	0.1%	0.2%	3.7%
Office	6.4%	1.1%	0.9%	1.8%	0.3%	2.3%	12.8%
Warehouse	3.8%	0.6%	1.5%	0.1%	0.1%	1.7%	7.8%
Retail	3.9%	0.8%	2.8%	0.2%	0.3%	3.8%	11.8%
Other	4.1%	0.4%	1.3%	0.3%	-	9.0%	15.1%
Total commercial real estate	37.4%	4.2%	9.1%	5.5%	1.9%	22.1%	80.2%
Construction
Residential 1-4 family	3.3%	0.8%	0.5%	0.8%	0.1%	0.7%	6.2%
Multi-family	0.8%	-	0.1%	0.1%	0.1%	0.3%	1.4%
Other	5.5%	0.7%	0.7%	1.1%	0.6%	3.6%	12.2%
Total construction	9.6%	1.5%	1.3%	2.0%	0.8%	4.6%	19.8%
Total commercial real estate and construction	47.0%	5.7%	10.4%	7.5%	2.7%	26.7%	100.0%

During the first quarter of 2009, we commenced a collateral reclassification project to enhance property type detail, particularly on land development and construction loans. The June 30, 2009 table reflects reclassifications made during the first and second quarters of 2009. The project is extensive and will progressively allow us to achieve improved transparency of our loan portfolio and collateral attributes over the next several quarters.

As the loan portfolio mix has evolved over the past several quarters, a greater percentage of commercial and industrial credit exists, improving our loan portfolio’s diversification. We regularly and routinely review the loan portfolio mix in order to determine appropriate concentration levels.

Allowance for Loan Losses

Loan quality is monitored by management and reviewed by the Loan Committee of the Board of Directors. The amount of addition to the allowance for loan losses, which is charged to earnings through the provision for loan losses, is determined based on a variety of factors, including, among other factors, assessment of the credit risk of the loans in the portfolio, delinquent loans, impaired loans, evaluation of current economic conditions in the market area, actual charge-offs and recoveries during the period, industry loss averages and historical loss experience. The determination of the level of the allowance also involves the exercise of judgment by management.

For a summary of the changes in the reserve for loan losses for the quarters and six months ended June 2009 and 2008, refer to Note 5 of “Notes to Consolidated Financial Statements.”

Table 9
Allowance for Loan Losses
(Dollars in thousands)

	2009		2008

	June 30	March 31	December 31	September 30	June 30

As of the period ended
Allowance for loan losses	$140,088	$127,011	$112,672	$102,223	$79,021
Total loans	8,728,926	8,483,641	8,036,807	7,441,137	6,417,026
Allowance for loan losses to loans	1.60%	1.50%	1.40%	1.37%	1.23%
Allowance for loan losses to nonperforming loans	76%	78%	85%	116%	135%
For the quarter ended
Provision for loan losses	$21,521	$17,805	$119,250	$30,173	$23,023
Net loans charged off	8,444	3,466	108,801	6,971	5,976
Net loans charged off to average loans, annualized	0.39%	0.17%	5.49%	0.40%	0.42%

We increased our allowance for loan losses to $140.1 million at June 30, 2009, up $27.4 million from $112.7 million at December 31, 2008. The ratio of the allowance for loan losses to total loans was 1.60% at June 30, 2009, up from 1.40% as of December 31, 2008. Given the comprehensive review of all underperforming and nonperforming loans completed at the end of the second quarter and the adequacy of loss factors used in our analysis, we believe that the allowance for loan losses is adequate to provide for probable and reasonably estimable credit losses inherent in our loan portfolio as of June 30, 2009. The loan loss allowance as a percentage of nonperforming loans was 76% at June 30, 2009 compared to 85% at December 31, 2008. Total loans charged off, net of recoveries, in the second quarter 2009 were 0.39% of average loans on an annualized basis compared to 0.42% at June 30, 2008.

During the second quarter 2009, net charge-offs totaled $8.4 million as compared to $6.0 million in the second quarter 2008. Charge-offs were modest and mainly in the personal category, representing a single relationship whose multiple asset holdings lost significant value and whose corresponding cash flow also deteriorated. The provision for loan losses for the second quarter 2009 totaled $21.5 million and exceeded net charge-offs by $13.1 million. For the six months ended June 30, 2009, net charge offs were $11.9 million, compared to $10.0 million in the prior year period and the provision for loan losses for the six months ended June 30, 2009 was $39.3 million, compared to $40.2 million in the prior year period.

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

Table 10
Allocation of Allowance for Loan Losses
(Dollars in thousands)

	As of
	June 30, 2009		December 31, 2008
	Amount	% of Total Allowance	Amount	% of Total Allowance

General allocated reserve:
Commercial	$46,449	33	$39,524	35
Commercial real estate	36,880	26	31,625	28
Construction	34,710	25	27,231	24
Residential real estate	1,468	1	1,294	1
Home equity	1,224	1	1,000	1
Personal	1,810	1	1,527	2
Total general allocated	122,541	87	102,201	91
Specific reserve	16,847	13	330	-
Unallocated reserve	700	-	10,141	9
Total	$140,088	100	$112,672	100

During the second quarter of 2009, we identified additional banking relationships with loan impairments requiring the establishment of specific reserves.

The accounting policies underlying the establishment and maintenance of the allowance for loan losses are discussed in Notes 1 and 5 to the Consolidated Financial Statements of our 2008 Annual Report on Form 10-K.

In addition to the allowance for loan losses, we maintain a reserve for unfunded commitments at a level we believe to be sufficient to absorb estimated probable losses related to unfunded credit facilities. At June 30, 2009, our reserve for unfunded commitments was $939,000, a 12% increase over $840,000 at December 31, 2008. The reserve is computed using a methodology similar to that used to determine the general allocated component of the allowance for loan losses. Net adjustments to the reserve for unfunded commitments are included in other non-interest expense in the Consolidated Statements of Income.

Nonperforming Assets and Delinquent Loans

Nonperforming loans include loans past due 90 days and still accruing interest, loans for which the accrual of interest has been discontinued and loans for which the terms have been renegotiated to provide for a reduction or deferral of interest and principal due to a weakening of the borrower’s financial condition. Nonperforming assets include nonperforming loans and real estate that has been acquired primarily through foreclosure and is awaiting disposition. For a detailed discussion of our policy on accrual of interest on loans, see Note 1 to the Consolidated Financial Statements of our 2008 Annual Report on Form 10-K. At June 30, 2009, we had no loans past due 90 days and still accruing interest.

Table 11
Nonperforming Assets and Past Due Loans
(Dollars in thousands)

	2009	% of Loan Category	2009	2008
	June 30		March 31	December 31	September 30	June 30
Nonaccrual loans:
Commercial and industrial	$25,442	0.6%	$19,017	$11,735	$14,454	$9,847
Commercial real estate (“CRE”)	72,621	3.0%	55,238	48,143	33,136	20,822
Construction	64,849	7.5%	66,067	63,305	35,130	22,583
Residential real estate	8,913	2.8%	8,138	6,829	3,210	2,118
Personal and home equity	11,701	2.3%	14,436	1,907	2,127	1,978
Total nonaccrual loans	183,526		162,896	131,919	88,057	57,348
90 days past due loans (still accruing interest)	-		-	-	-	1,180
Total nonperforming loans	183,526		162,896	131,919	88,057	58,528
Foreclosed real estate (“OREO”)	29,236		28,703	23,823	18,465	14,579
Total nonperforming assets	$212,762		$191,599	$155,742	$106,522	$73,107
30-89 days past due loans:
Commercial and industrial	$4,250	0.1%	$23,953	$12,060	$5,867	$5,983
Commercial real estate	35,541	1.5%	55,881	9,113	18,473	8,282
Construction	11,012	1.3%	7,196	9,166	19,113	7,062
Residential real estate	2,888	0.9%	5,606	3,485	3,104	1,121
Personal and home equity	5,705	1.1%	7,804	1,580	3,400	7,631
Total 30-89 days past due loans	$59,396		$100,440	$35,404	$49,957	$30,079
Nonaccrual loans to total loans	2.10%		1.92%	1.64%	1.18%	0.89%
Nonaccrual loans to total assets	1.67%		1.57%	1.31%	0.98%	0.77%
Nonperforming loans to total loans	2.10%		1.92%	1.64%	1.18%	0.91%
Nonperforming assets to total assets	1.94%		1.85%	1.55%	1.18%	0.98%
Allowance for loan losses as a percent of
nonperforming loans	76%		78%	85%	116%	135%

During the second quarter 2009, we continued to see weakness and strained liquidity of borrowers across many of our sectors, consistent with the last twelve months. Given continuing weak economic conditions, we expect to continue to experience a weak credit quality environment. Nonperforming assets were 1.94% of total assets at June 30, 2009 compared to 1.55% at December 31, 2008, primarily consisting of nonperforming residential development loans identified in late 2008 and loans which became nonperforming during the first half of 2009. The new nonperforming loans include credit extended directly for CRE property investment and to individuals who have invested in commercial real estate projects. New non-performing loans are primarily development related loans to borrowers and/or projects that have been negatively impacted by the economy. Our commercial construction or development portfolio continues to experience stress as the collateral values and the absorption of projects available for lease remains soft.  We continue to closely monitor our CRE portfolio as part of our regular loan portfolio review.

The ratio of nonperforming loans to total loans was 2.10% at June 30, 2009 compared to 1.64% at year-end, driven mainly by weakness in the CRE sector, particularly evidenced in land development and speculative construction projects.  The increase in non-performing loans is predominately in the Chicago market, where we have our largest geographic presence, and the Michigan market, our second largest geographic market and an area undergoing continued severe economic stress.

During the fourth quarter 2008, we completed a portfolio review which resulted in a substantial increase in our level of nonaccrual loans at year end 2008. We also took substantial charge-offs during the fourth quarter 2008 as we identified inherent losses where cash flow and guarantor support indicated likely non-performance and where losses from deteriorating assets values were evident. We believe that these loan assets are fairly valued at June 30, 2009 and we continuously monitor these loans. As project and guarantor cash flow support dissipates and collateral protection weakens, we undertake a diligent and comprehensive review of all underperforming loans. These reviews identify loans considered to be nonperforming, and where warranted, we establish specific reserves and recognize inherent losses.

Loans 30-89 days totaled $59.4 million at June 30, 2009 compared to $35.4 million at December 31, 2008. These loans are strictly administered in accordance with our credit management practices. Of the $59.4 million in past due loans at June 30, 2009, approximately 35% were payment past dues and 65% were past due for renewal reasons. Based on where we are in the current economic cycle, we are applying more stringent underwriting standards and financial analysis on all loan renewals. The necessary financial analysis, customer communication, obtaining greater financial detail and current collateral valuations, requires increased processing time in order to implement the higher standards. Therefore, a portion of the loans may go past maturity and become technically past due during this lengthened renewal process. We anticipate that a portion of those loans past due for renewal reasons will move out of the past due category in the third quarter 2009.  Nevertheless, the pattern of past dues for renewal reasons is likely to continue for the foreseeable future as it is an inherent element of our credit process.

Our disclosure with respect to impaired loans is contained in Note 5 of “Notes to Consolidated Financial Statements”.

FUNDING AND LIQUIDITY MANAGEMENT

Deposits

Our deposit gathering activities are strategic. We knew from the time we launched the Plan in November 2007 that deposit growth would lag loan growth and we would have to rely heavily on wholesale funding sources until we were able, over time, to close the gap between the volume of new loans we recorded on our balance sheet and the client deposits we captured. We have built and continue to build a suite of deposit and cash management products and services that have and, we believe, will continue to generate client deposits for us. We also have personnel devoted solely to our deposit generation efforts. Moreover, our relationship-based banking model means we are focused on delivering the “whole Bank” to our clients including our deposit and cash management services. In the fourth quarter of 2008 and throughout 2009 our client deposit growth has exceeded our loan growth and created greater balance between loan and deposit growth since the launch of our Plan, enabling us to rely less on more expensive wholesale funding sources. Nevertheless, we have a number of wholesale funding sources available to us, and as a matter of prudent asset/liability management, we utilize a variety of funding sources to find the optimal balance among duration risk, cost, liquidity risk and contingency planning.

Table 12
Deposits
(Dollars in thousands)

	As of
	June 30, 2009	% of Total	December 31, 2008	% of Total	% Change

Non-interest bearing deposits	$1,243,453	15.0	$711,693	8.9	74.7
Interest-bearing deposits	535,374	6.5	232,099	2.9	130.7
Savings deposits	19,852	0.2	15,644	0.2	26.9
Money market accounts	3,109,532	37.6	2,783,238	34.8	11.7
Brokered deposits:
Traditional	708,802	8.6	1,481,762	18.5	(52.2)
Client CDARS®	1,047,082	12.6	678,958	8.5	54.2
Non-client CDARS®	187,181	2.3	494,048	6.2	(62.1)
Total brokered deposits	1,943,065	23.5	2,654,768	33.2	(26.8)
Other time deposits	1,426,874	17.2	1,599,014	20.0	(10.8)

Total deposits	$8,278,150	100.0	$7,996,456	100.0	3.5
Client deposits (1)	$7,382,167		$6,020,646		22.6

(1)	Total deposits, net of traditional brokered deposits and non-client CDARS®.

Total deposits at June 30, 2009 increased 4% from year-end 2008 primarily due to an increase in client CDARS®, non-interest bearing deposits, and interest-bearing deposits. Client deposits increased by $1.4 billion, or 23%, to $7.4 billion at June 30, 2009 compared to $6.0 billion at December 31, 2008. During 2009, we have continued to facilitate our deposit growth by pursuing deposits from existing and new clients, increasing institutional and municipal deposits, attracting additional business DDA account balances through our enhanced treasury management services, and increasing use of our CDARS® deposit program. Total non-interest bearing deposits increased $531.8 million or 75% at June 30, 2009 from December 31, 2008.

Brokered deposits totaled $1.9 billion at June 30, 2009, down 27% from $2.7 billion at December 31, 2008 due to a reduction in traditional brokered deposits and non-client CDARS® deposits. During second quarter 2009, we reduced our reliance on brokered deposits as a source of funding for the growth in our loan portfolio and utilized client deposits and lower costing funds through the Federal Reserve Bank discount window program to support our funding needs. We have issued certain brokered deposits with call option provisions, which provide us with the opportunity to redeem the certificates of deposits on a specified date prior to the contractual maturity date. Our brokered deposits to total deposits ratio was 24% at June 30, 2009 and 33% at December 31, 2008. Brokered deposits at June 30, 2009 include $1.2 billion in CDARS® deposits, of which we consider $1.0 billion to be client related CDARS®.

Table 13
Scheduled Maturities of Brokered and Other Time Deposits
(Dollars in thousands)

	Brokered	Other Time	Total
Year ending December 31,
2009:
Third quarter	$896,786	$677,960	$1,574,746
Fourth quarter	381,725	360,161	741,886
2010	500,011	323,748	823,759
2011	37,975	42,333	80,308
2012	45,606	15,132	60,738
2013	9,477	5,796	15,273
2014 and thereafter	71,485	1,744	73,229
Total	$1,943,065	$1,426,874	$3,369,939

Short-term Borrowings

Short-term borrowings which includes securities sold under agreements to repurchase, federal funds purchased, term auction facilities issued by the Federal Reserve Bank, borrowings under the Company’s credit facility and FHLB advances that mature in one year or less, increased $237.9 million to $892.7 million from $654.8 million at December 31, 2008 primarily due to $700.0 million outstanding through the Federal Reserve Bank discount window’s primary credit program, offset by a decrease in federal funds purchased, FHLB advances, redemption of $97.0 million repurchase agreement in the second quarter 2009 and the payoff in full of our $20.0 million credit facility during the first quarter 2009. Additionally, during the first six months of 2009, we redeemed the entire $115.0 million aggregate outstanding principal amount of our contingent convertible senior notes at a redemption price in cash equal to 100% of the principal amount, plus accrued and unpaid interest.

MANAGEMENT OF CAPITAL

Stockholders’ equity was $1.1 billion at June 30, 2009, an increase of $473.8 million from $605.6 million at December 31, 2008, due primarily to an additional $217.0 million in capital as a result of the issuance of common stock during the second quarter 2009 and the issuance of $243.8 preferred stock to the U.S. Treasury under the TARP CPP during the first quarter 2009.

On May 19, 2009, we closed an underwritten public offering of 11.6 million shares of newly issued common stock at a public offering price of $19.25 per share. The underwriters of the offering partially exercised their over-allotment option and purchased an additional 266,673 shares on May 19, 2009. The Company had granted the underwriters an over-allotment option to purchase an additional 1.74 million shares. The net proceeds from the offering, including the partial exercise of the over-allotment option, were approximately $217.0 million after deducting underwriting commissions but before offering expenses. The net proceeds from the offering qualify as tangible common equity and Tier 1 capital and will be used for working capital and general corporate purposes.

On June 17, 2009, we amended our amended and restated certificate of incorporation to (1) create a new class of non-voting common stock (the “Non-voting Common Stock”), and (2) amend and restate the Certificate of Designations of the Company’s Series A Junior Nonvoting Preferred Stock (the “Series A Preferred Stock”) to provide, among other things, that the shares of Series A Preferred Stock are convertible only into shares of Non-voting Common Stock. Under the amended terms of the Series A Preferred Stock, each share of Series A Preferred Stock is convertible into one share of Non-voting Common Stock. On June 17, 2009, we issued 1,951,037 shares of Non-voting Common Stock to GTCR upon notice of conversion by GTCR of all of its 1,951.037 shares of Series A Preferred Stock. This transaction resulted in a reclassification of preferred stock capital to common stock capital and did not increase total stockholders equity.  The shares of Series A Preferred Stock held and converted by GTCR represented all of the authorized, issued and outstanding shares of Series A Preferred Stock on such date. We also entered into an amendment to our existing Preemptive and Registration Rights Agreement with GTCR pursuant to which we agree, among other things, to register the shares of common stock issuable upon conversion of the newly issued shares of Non-voting Common Stock for resale under the Securities Act of 1933.

Issuance of Preferred Stock

On January 30, 2009, we sold 243,815 shares of a newly created class of fixed rate cumulative perpetual preferred stock, Series B to the Treasury as part of the TARP CPP Program. We also issued to the Treasury a ten-year warrant to purchase up to 1.3 million shares of our common stock, or 15% of the aggregate dollar amount of Series B preferred shares purchased by the Treasury, at an exercise price of $28.35 per share. The Series B preferred stock and warrants qualify for regulatory Tier 1 capital and the preferred stock may be redeemed at any time subject to regulatory approval. Following a redemption of the preferred stock, the warrants are to be liquidated by the U.S. Treasury, through either a redemption at market prices or through a sale by the U.S. Treasury to a third party.  The preferred stock has a dividend rate of 5% for the first five years, increasing to 9% thereafter. Among other things, we are subject to restrictions and conditions including those related to the payment of dividends on our common stock, share repurchases, executive compensation, and corporate governance. We have deployed this new capital mainly to support prudent new lending in the markets we serve.

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

The following table presents our consolidated measures of capital as of the dates presented and the capital guidelines established by the FRB to be categorized as “well capitalized.”

Table 14
Capital Measurements
(Dollar amounts in thousands)

	June 30, 2009	December 31, 2008	Regulatory Minimum For “Well Capitalized”	Excess Over Required Minimums at 6/30/09
Regulatory capital ratios:
Total capital to risk-weighted assets	14.40%	10.32%	10.00%	$441,377
Tier 1 capital to risk-weighted assets	11.95%	7.24%	6.00%	597,110
Tier 1 leverage to average assets	11.67%	7.17%	5.00%	685,267
Other capital ratios:
Tangible common equity to tangible assets (1)	6.81%	4.49%
Tangible equity to tangible assets(2)	8.99%	5.07%
Tangible equity to risk-weighted assets(2)	9.75%	5.45%
Total equity to total assets(3)	9.82%	6.03%

(1)
Ratio is not subject to formal FRB regulatory guidance and is a non-GAAP financial measure. Computed as tangible common equity divided by tangible assets, where tangible common equity equals total equity less preferred stock, goodwill and other intangible assets and tangible assets equals total assets less goodwill and other intangible assets.

(2)
Ratio is not subject to formal FRB regulatory guidance and is a non-GAAP financial measure. Tangible equity equals total equity less goodwill and other intangible assets, and tangible assets equals total assets less goodwill and other intangible assets.

(3)	Ratio is not subject to formal FRB regulatory guidance.

Tangible equity, including preferred stock, was $978.4 million at June 30, 2009 and $504.0 million at the end of 2008. Tangible common equity was $741.6 million at June 30, 2009, an increase of 66% from $445.9 million at year-end 2008. Our tangible equity to tangible assets ratio was 8.99% as of June 30, 2009, up from 5.07% as of December 31, 2008 and our tangible common equity to tangible assets ratio was 6.81% at June 30, 2009, up from 4.49% at December 31, 2008.

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

Dividends

We declared dividends of $0.01 per common share in second quarter 2009, down 87% from the quarterly dividend per share declared in second quarter 2008 of $0.075. The Company intends to use the retained capital and liquidity to continue the execution of the Strategic Growth Plan.

As a result of our participation in the CPP, we are subject to various restrictions on our ability to increase the cash dividends we pay on our common stock.

LIQUIDITY

The objectives of liquidity risk management are to ensure that we can meet our cash flow requirements, capitalize on business opportunities in a timely and cost effective manner and satisfy regulatory guidelines for liquidity imposed by bank regulators. Liquidity management involves forecasting funding requirements and maintaining sufficient capacity to meet our clients’ needs and accommodate fluctuations in asset and liability levels due to changes in our business operations or unanticipated events. Liquidity is secured by managing the mix of financial instruments on the balance sheet and expanding potential sources of liquidity.

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

We also develop and maintain contingency funding plans, which evaluate our liquidity position under various operating circumstances and allow us to ensure that we would be able to operate through a period of stress when access to normal sources of funding is constrained. The plans project funding requirements during a potential period of stress, specify and quantify sources of liquidity, outline actions and procedures for effectively managing through the problem period, and define roles and responsibilities. The plans are reviewed and approved annually by the Asset and Liability Committee of each subsidiary bank.

Our bank subsidiaries’ principal sources of funds are client deposits, including large institutional deposits, wholesale market-based borrowings, capital contributions by the parent company, and cash from operations. Our bank subsidiaries’ principal uses of funds include funding growth in the core asset portfolios, including loans, and to a lesser extent, our investment portfolio, which is used primarily to manage interest rate and liquidity risk. The primary sources of funding for the holding company include dividends received from its bank subsidiaries, and proceeds from the issuance of senior, subordinated and convertible debt, as well as equity. Primary uses of funds for the parent company include repayment of maturing debt, share repurchases, dividends paid to stockholders, interest paid to our debt holders and subsidiary funding through capital.

Our client deposits, the most stable source of liquidity due to the nature of long-term relationships generally established with our clients, are available to provide long-term liquidity for our bank subsidiaries. At June 30, 2009, 67% of our total assets were funded by client deposits, compared to 60% at December 31, 2008. Client deposits for purposes of this ratio are defined to include all deposits less traditional brokered deposits and non-client CDARS®. Time deposits are included as client deposits since these deposits have historically not been volatile deposits for us.

While we first look toward internally generated deposits as a funding source, we continue to utilize wholesale funding sources, including brokered deposits, in order to enhance liquidity and to fund our loan growth. Brokered deposits, excluding client CDARS®, decreased to 11% of total deposits at June 30, 2009, compared to 25% of total deposits at December 31, 2008. During 2009, we expect to continue relying on brokered deposits as an alternative method of funding growth and expect brokered deposit levels to fluctuate depending upon factors including the timing and amount of loan growth, client deposit growth and our decisions to utilize other borrowing sources. Our asset/liability management policy currently limits our use of brokered deposits excluding reciprocal CDARS® to levels no more than 40% of total deposits, and brokered deposits to levels no more than 50% of total deposits. We do not expect these threshold limitations to limit our ability to implement our Plan.

Net cash provided by operations totaled $44.7 million for the six months ended June 30, 2009 compared to net cash used in operations of $11.3 million in the prior year period. Net cash outflows from investing activities totaled $744.6 million in the first six months of 2009 compared to a net cash outflow of $2.4 billion in the prior year period primarily due to greater loan growth in the prior year period. Cash inflows from financing activities in the first six months of 2009 totaled $962.7 million compared to a net inflow of $2.5 billion in the first six months of 2008.

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

Interest Rate Risk

To manage the interest rate mix of our balance sheet and related cash flows, we have the ability to use a combination of financial instruments, including medium-term and short-term financings, variable-rate debt instruments, fixed rate loans and securities and, to a lesser extent, interest rate swaps. Approximately 46% of the total loan portfolio is indexed to LIBOR, 31% of the total loan portfolio is indexed to the prime rate of interest, and another 4% of the total loan portfolio otherwise adjusts with other short-term interest rates. Changes in market rates and the shape of the yield curve may give us the opportunity to make changes to our investment security portfolio as part of our asset/liability management strategy.

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

Our primary way of estimating the potential impact of interest rate changes on our income statement is through the use of a simulation model based on our interest-earning asset and interest-bearing liability portfolios, assuming the size of these portfolios remains constant throughout the twelve month measurement period. The simulation assumes that assets and liabilities accrue interest on their current pricing basis. Assets and liabilities then re-price based on current terms and remain at that interest rate through the end of the measurement period. The model attempts to illustrate the potential change in net interest income if the foregoing occurred. The following table shows the estimated impact on net interest income of an immediate change in interest rates as of June 30, 2009 and December 31, 2008.

Analysis of Net Interest Income Sensitivity
(Dollars in thousands)

	Immediate Change in Rates (basis points)
	-50	+50	+100	+200	+300
June 30, 2009:
Dollar change	$(5,888)	$9,789	$19,224	$41,082	$64,722
Percent change	(1.9)%	3.1%	6.0%	12.9%	20.4%
December 31, 2008:
Dollar change	$(1,861)	$2,766	$5,151	$9,476	$14,911
Percent change	(0.9)%	1.4%	2.5%	4.7%	7.3%

The estimated impact to our net interest income over a one year period is reflected in dollar terms and percentage change. As an example, this table shows that if there had been an instantaneous parallel shift in the yield curve of +100 basis points on June 30, 2009, net interest income would increase by $19.2 million or 6% over a one-year period, as compared to a net interest income increase of $5.2 million or 2.5% if there had been an instantaneous parallel shift of +100 basis points at December 31, 2008.

Changes in the effect on net interest income at June 30, 2009, compared to December 31, 2008 are due to the timing and nature of the re-pricing of rate sensitive assets to rate sensitive liabilities within the one year time frame. As compared to December 31, 2008, the interest rate simulation reports at June 30, 2009 increased net interest income sensitivity as evidenced by a greater percent change in the net interest income and greater estimated dollar change per scenario. The estimated dollar impact on net interest income is also impacted in each scenario due to increases in our interest-earning asset and interest-bearing liability portfolios. During 2009 our net asset growth was primarily in floating rate assets, funded by non interest bearing funds and liabilities with longer repricing periods than those assets, which contributes to the increased sensitivity.

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

We continue to monitor our gap and rate shock analysis to detect changes to our exposure to fluctuating rates. We have the ability to shorten or lengthen maturities on newly acquired assets, purchase or sell investment securities, or seek funding sources with different maturities in order to change our asset and liability structure for the purpose of mitigating the effect of interest rate risk.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Form 10-Q for the quarter ended March 31, 2009, as updated and supplemented by the factors set forth below, which could materially affect our business, financial condition or future results.  The risks described in this report and in our Form 10-Q for the quarter ended March 31, 2009 are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

We may not be able to successfully integrate the operations and business of the former Founders Bank that we acquired in the third quarter 2009.

On July 2, 2009, we announced that our subsidiary, The PrivateBank and Trust Company, agreed to acquire all of the non-brokered deposits and certain assets of the former Founders Bank from the FDIC, which was named receiver after the State of Illinois closed Founders Bank. Founders Bank had approximately $843 million in deposits and approximately $592 million in loans receivable at July 2, 2009. The PrivateBank agreed to assume certain liabilities, including non-brokered deposits, of $767 million and $24 million of FHLB borrowings. Assets totaling approximately $843 million were purchased at a discount of $54 million. The agreement with the FDIC included a loss-share component that provides The PrivateBank with protection from loan losses as defined.

We cannot be sure that we will be able to successfully integrate the business and operations of the former Founders Bank into our business. Integration risks include, among others, converting the information technology, core processing and other operating systems, which were provided by the holding company of the former Founders Bank. In addition, the former Founders Bank had a business model that focused on retail business as compared to the commercial business focus of The PrivateBank. We cannot be sure that we can successfully integrate the retail business of the former Founders Bank with our commercial business. The acquisition was structured as a purchase from the FDIC as receiver, and we have credit risk protection through a loss-share arrangement with the FDIC. However, the loss-share arrangement requires that we comply with specific terms and conditions and establish operating and administrative protocols to comply, all in order to realize the full value of the loss-share arrangement. We cannot be sure that we will be able to realize the full value of the loss-share arrangement.

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

The following table summarizes purchases we made during the quarter ended June 30, 2009 in the administration of our employee share-based compensation plans. Under the terms of these plans, we accept shares of common stock from option holders if they elect to surrender previously-owned shares upon exercise of the option to cover the exercise price of the options or, in the case of restricted shares of common stock, the withholding of shares to satisfy tax withholding obligations associated with the vesting of such shares.

Issuer Purchases of Equity Securities
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs

April 1 – April 30, 2009	14,168	$15.56	-	-
May 1 – May 31, 2009	22,479	21.55	-	-
June 1 – June 30, 2009	6,254	22.02	-	-
Total	42,901	$19.64	-	-

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s Annual Meeting of Stockholders held on May 28, 2009, the following matters were submitted to and approved by a vote of the Company’s Stockholders:

(1)	The election of three Class II directors for a three-year term ending at the Annual Meeting of Stockholders to be held in 2012 or until their successors are duly elected and qualified:

Directors	Votes For	Votes Withheld
Norman R. Bobins	27,401,026	655,966
Alejandro Silva	23,821,028	4,235,964
James C. Tyree	22,641,338	5,415,654

(2)	The ratification of the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009.

For	Against	Abstain
27,888,851	152,245	15,896

(3)	An advisory (non-binding) vote on 2008 executive compensation.

For	Against	Abstain
24,534,768	3,285,385	236,839

(4)	The approval of an amendment to the Company’s amended and restated certificate of incorporation to establish a class of non-voting common stock.

For	Against	Abstain
27,491,748	506,547	58,697

(5)
The approval of the amendment the Company’s Amended and Restated Certificate of Incorporation to allow holders of the Company ’s Series A Junior Non-voting Preferred Stock to convert their shares into non-voting common stock.

For	Against	Abstain	Broker Non-Vote
23,135,012	352,924	33,858	4,535,198

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Documents
3.1
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of PrivateBancorp, Inc., as amended, dated June 17, 2009, is incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-25887) dated June 17, 2009.

3.2
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of PrivateBancorp, Inc., as amended, dated June 17, 2009, amending in its entirety the Certificate of Designations of the Series A Junior Non-Voting Preferred Stock of PrivateBancorp, Inc. is incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 000-25887) dated June 17, 2009.

3.3
Certificate of amendment of the Amended and Restated Certificate of Incorporation of PrivateBancorp, Inc., as amended, is incorporated herein by reference to Exhibit 4.1 to the Company’s Form S-8 Registration Statement (File No. 333-151178) dated May 23, 2008.

3.4
Certificate of amendment of the Amended and Restated Certificate of Incorporation of PrivateBancorp, Inc., as amended, is incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-25887) dated March 31, 2004.

3.5
Amended and Restated Certificate of Incorporation of PrivateBancorp, Inc., as amended, is incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-25887) dated March 31, 2003.

3.6	Amended and Restated By-laws of PrivateBancorp, Inc. is incorporated herein by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q (File No. 000-25887) dated September 30, 2007.
3.7
Certificate of Designation of Series A Junior Nonvoting Preferred Stock of PrivateBancorp, Inc. is incorporated herein by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K (File No. 000-25887) dated December 31, 2007.

3.8
First Amendment to the Certificate of Designation of Series A Junior Nonvoting Preferred Stock of PrivateBancorp, Inc. is incorporated herein by reference to Exhibit 3.6 to the Company’s Quarterly Report on Form 10-Q (File No. 000-25887) dated June 30, 2008.

3.9
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

4.3
Amendment No. 1 to Preemptive and Registration Rights Agreement dated as of June 17, 2009 by and among PrivateBancorp, Inc., GTCR Fund IX/A, L.P., GTCR Fund IX/B, L.P., and GTCR Co-Invest III, L.P., is incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 000-25887) dated June 17, 2009.

4.4	Warrant to purchase shares of Common Stock is herein incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 000-25887) filed on February 3, 2009.
10.1
Letter Agreement dated as of June 17, 2009 by and among PrivateBancorp, Inc., GTCR Fund IX/A, L.P., GTCR Fund IX/B, L.P., and GTCR Co-Invest III, L.P., is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-25887) dated June 17, 2009.

11
Statement re: Computation of Per Share Earnings - The computation of basic and diluted earnings per share is included in Note 6 of the Company's Notes to Consolidated Financial Statements included in “ITEM 1. FINANCIAL STATEMENTS” of this document.

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

Date: August 7, 2009