Form 10-Q/A
period 2009-06-30
PRIVATEBANCORP, INC
filed 2009-10-26
CIK 889936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission File Number 001-34066
PRIVATEBANCORP, INC.
(Exact name of Registrant as specified in its charter)

Delaware	36-3681151
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

120 South LaSalle Street, Chicago, Illinois	60603
(Address of principal executive offices)	(zip code)
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

EXPLANATORY NOTE
PRIVATEBANCORP, INC. IS FILING THIS AMENDMENT TO ITS QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2009 (THE “INITIAL REPORT”) FILED ON AUGUST 7, 2009 SOLELY TO CORRECT THE FORMATTING ERRORS THAT OCCURRED IN THE PROCESS OF CONVERTING THE INITIAL REPORT TO AN ELECTRONIC FORMAT FOR FILING WITH THE SECURITIES AND EXCHANGE COMMISSION THROUGH THE EDGAR SYSTEM AND TO CORRECT A TYPOGRAPHICAL ERROR FOR THE AVERAGE BALANCE OF TOTAL SECURITIES FOR THE QUARTER ENDED JUNE 20, 2008 CONTAINED IN TABLE 2 UNDER ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION. THE FORMATTING ERRORS CAUSED CERTAIN COLUMNS OF DATA INCLUDED IN CERTAIN TABLES UNDER ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION TO NOT BE FULLY VIEWABLE BY CERTAIN READERS. THIS FORM 10-Q/A SETS FORTH ITEM 2 IN ITS ENTIRETY; HOWEVER, THE ONLY MODIFICATIONS TO ITEM 2 ARE TO CORRECT THE FORMATTING OF THE TABLES AND THE TYPOGRAPHICAL ERROR DESCRIBED ABOVE.  THIS FORM 10-Q/A DOES NOT REFLECT EVENTS OCCURRING AFTER THE FILING OF THE INITIAL REPORT OR MODIFY OR UPDATE ANY OTHER DISCLOSURES INCLUDED IN THE INITIAL REPORT.  ALL OTHER INFORMATION IN THE INITIAL REPORT NOT AFFECTED BY THE AMENDMENT IS UNCHANGED AND REFLECTS THE DISCLOSURES MADE AT THE TIME OF THE FILING OF THE INITIAL REPORT. ACCORDINGLY, THIS AMENDMENT SHOULD BE READ IN CONJUNCTION WITH THE INITIAL REPORT AND OUR OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.

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

Table 2
Net Interest Income and Margin Analysis
(Dollars in thousands)

	Quarters Ended June 30,
	2009			2008 (1)			Attribution of Change
			Yield/			Yield/	in Net Interest Income (2)
	Average		Rate	Average		Rate		Yield/
	Balance	Interest	(%)	Balance	Interest	(%)	Volume	Rate	Total
Assets:
Federal funds sold and other short-term investments	$78,153	$161	0.82%	$22,221	$194	3.47%	$202	$(235)	$(33)
Securities:
Taxable	1,154,418	13,646	4.73%	440,101	5,456	4.96%	8,455	(265)	8,190
Tax-exempt (3)	161,957	2,785	6.88%	190,236	3,173	6.67%	(484)	96	(388)

Total securities	1,316,375	16,431	4.99%	630,337	8,629	5.48%	7,971	(169)	7,802

Loans :
Commercial, construction and commercial real estate	7,775,014	86,419	4.43%	5,015,049	74,392	5.95%	33,889	(21,862)	12,027
Residential	344,180	4,646	5.40%	310,872	4,475	5.76%	461	(290)	171
Private Client	502,754	4,932	3.94%	410,155	5,346	5.23%	1,064	(1,478)	(414)

Total loans	8,621,948	95,997	4.44%	5,736,076	84,213	5.89%	35,414	(23,630)	11,784

Total interest-earning assets (3)(4)	10,016,476	112,589	4.49%	6,388,634	93,036	5.84%	43,587	(24,034)	19,553

Cash and due from banks	106,722			59,550
Allowance for loan losses	(128,560)			(69,492)
Other assets	383,040			312,476

Total assets	$10,377,678			$6,691,168

Liabilities and Stockholders’ Equity:
Interest-bearing demand deposits	$420,341	$467	0.45%	$170,134	$425	1.00%	$373	$(331)	$42
Savings deposits	17,837	30	0.68%	14,778	58	1.57%	10	(38)	(28)
Money market accounts	2,974,206	6,006	0.81%	1,926,956	11,237	2.34%	4,295	(9,526)	(5,231)
Time deposits	1,557,892	8,842	2.28%	1,417,047	13,726	3.89%	1,255	(6,139)	(4,884)
Brokered deposits	1,770,985	11,480	2.60%	1,543,714	16,229	4.22%	2,135	(6,884)	(4,749)

Total interest-bearing deposits	6,741,261	26,825	1.60%	5,072,629	41,675	3.30%	8,068	(22,918)	(14,850)
Short-term borrowings	920,436	1,844	0.79%	265,200	2,750	4.10%	2,662	(3,568)	(906)
Long-term debt	645,002	8,814	5.41%	349,159	4,907	5.56%	4,047	(140)	3,907

Total interest-bearing liabilities	8,306,699	37,483	1.81%	5,686,988	49,332	3.47%	14,777	(26,626)	(11,849)

Non-interest bearing demand deposits	1,030,753			409,254
Other liabilities	67,232			54,919
Stockholders’ equity	972,994			540,007

Total liabilities and stockholders’ equity	$10,377,678			$6,691,168

Net interest spread			2.68%			2.37%
Effect of non-interest bearing funds			0.31%			0.38%

Net interest income/margin (3)		$75,106	2.99%		$43,704	2.75%	$28,810	$2,592	$31,402

Quarterly Net Interest Margin Trend

	2009		2008
	Second	First	Fourth	Third	Second

Yield on interest-earning assets	4.49%	4.58%	5.30%	5.58%	5.84%
Rates paid on interest-bearing liabilities	1.81%	2.19%	3.01%	3.27%	3.47%
Net interest margin (3)	2.99%	2.68%	2.62%	2.70%	2.75%

(1)	Prior period net interest margin computations were modified to conform to the current period presentation.

(2)	For purposes of this table, changes which are not due solely to volume changes or rate changes are allocated to such categories in proportion to the absolute amounts of the change in each.

(3)	Interest income and yields are presented on a tax-equivalent basis, assuming a federal income tax rate of 35%. See Table 1 for a reconciliation of the effect of the tax-equivalent adjustment.

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

Table 3
Net Interest Income and Margin Analysis
(Dollars in thousands)

	Six Months Ended June 30,
	2009			2008 (1)			Attribution of Change
			Yield/			Yield/	in Net Interest Income (2)
	Average		Rate	Average		Rate		Yield/
	Balance	Interest	(%)	Balance	Interest	(%)	Volume	Rate	Total
Assets:
Federal funds sold and other short-term investments	$86,190	$449	1.05%	$23,313	$440	3.75%	$510	$(501)	$9
Securities:
Taxable	1,192,362	28,192	4.73%	391,389	9,742	4.98%	18,962	(512)	18,450
Tax-exempt (3)	164,447	5,483	6.67%	190,164	6,442	6.78%	(858)	(101)	(959)

Total securities	1,356,809	33,675	4.97%	581,553	16,184	5.57%	18,104	(613)	17,491

Loans :
Commercial, construction and commercial real estate	7,572,400	169,661	4.49%	4,464,167	140,192	6.30%	77,796	(48,327)	29,469
Residential	346,019	9,604	5.55%	297,956	8,788	5.90%	1,356	(540)	816
Private Client	500,582	9,676	3.90%	398,381	11,346	5.71%	2,495	(4,165)	(1,670)

Total loans	8,419,001	188,941	4.50%	5,160,504	160,326	6.23%	81,647	(53,032)	28,615

Total interest-earning assets (3)(4)	9,862,000	223,065	4.54%	5,765,370	176,950	6.15%	100,261	(54,146)	46,115

Cash and due from banks	97,855			69,693
Allowance for loan losses	(121,526)			(59,261)
Other assets	386,126			288,356

Total assets	$10,224,455			$6,064,158

Liabilities and Stockholders’ Equity:
Interest-bearing demand deposits	$374,780	$866	0.47%	$161,328	$847	1.05%	$680	$(661)	$19
Savings deposits	16,903	55	0.66%	14,482	109	1.51%	16	(70)	(54)
Money market accounts	2,964,313	12,545	0.85%	1,754,941	24,407	2.79%	10,996	(22,858)	(11,862)
Time deposits	1,581,005	19,392	2.47%	1,345,242	28,270	4.21%	4,344	(13,222)	(8,878)
Brokered deposits	1,944,568	27,814	2.88%	1,274,713	28,043	4.41%	11,641	(11,870)	(229)

Total interest-bearing deposits	6,881,569	60,672	1.78%	4,550,706	81,676	3.60%	27,677	(48,681)	(21,004)
Short-term borrowings	856,556	4,832	1.12%	269,821	5,860	4.30%	5,706	(6,734)	(1,028)
Long-term debt	631,281	17,729	5.59%	299,285	8,728	5.77%	9,336	(335)	9,001

Total interest-bearing liabilities	8,369,406	83,233	2.00%	5,119,812	96,264	3.76%	42,719	(55,750)	(13,031)

Non-interest bearing demand deposits	901,887			380,105
Other liabilities	73,241			65,466
Stockholders’ equity	879,921			498,775

Total liabilities and stockholders’ equity	$10,224,455			$6,064,158

Net interest spread			2.54%			2.39%
Effect of non-interest bearing funds			0.30%			0.42%

Net interest income/margin (3)		$139,832	2.84%		$80,686	2.81%	$57,542	$1,604	$59,146

(1)	Prior period net interest margin computations were modified to conform to the current period presentation.

(2)	For purposes of this table, changes which are not due solely to volume changes or rate changes are allocated to such categories in proportion to the absolute amounts of the change in each.

(3)	Interest income and yields are presented on a tax-equivalent basis, assuming a federal income tax rate of 35%. See Table 1 for a reconciliation of the effect of the tax-equivalent adjustment.

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

Provision for Loan Losses
The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable and reasonably estimable losses inherent in the existing loan portfolio. The provision for loan losses totaled $21.5 million for the quarter ended June 30, 2009 compared to $23.0 million for the quarter ended June 30, 2008 due to less loan growth, offset by an increase in net charge-offs, an increase in the level of non-performing loans, as well as the quarterly assessment of the allowance to maintain a level determined appropriate. The allowance for loan losses to total loans, or coverage ratio, increased from 1.23% at June 30, 2008 to 1.60% at June 30, 2009. Net-charge offs were $8.4 million for the quarter ended June 30, 2009 compared to $6.0 million for the quarter ended June 30, 2008. For the six months ended June 30, 2009, the provision for loan losses totaled $39.3 million compared to $40.2 million for the prior year period. Net-charge offs were $11.9 million for the six months ended June 30, 2009 compared to $10.0 million for the six months ended June 30, 2008. For further analysis and information on how we determine the appropriate level for the allowance for loan losses and the factors on which provisions are based, see the “Loan Portfolio and Credit Quality” section on page 49.
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
Table 4
Non-interest Income Analysis
(Dollars in thousands)

	Quarters Ended June 30,			Six Months Ended June 30,
	2009	2008	% Change	2009	2008	% Change
The PrivateWealth Group	$3,500	$4,350	(20%)	$7,294	$8,769	(17%)
Mortgage banking	2,686	1,230	118%	4,861	2,760	76%
Capital markets products	3,830	1,959	96%	15,063	2,350	541%
Treasury management	2,110	499	323%	3,715	683	444%
Bank owned life insurance (“BOLI”)	453	437	4%	842	869	(3%)
Banking and other services	2,054	682	201%	5,648	1,428	296%

Subtotal fee revenue	14,633	9,157	60%	37,423	16,859	122%
Gains on securities sales, net	7,067	286	2,371%	7,839	1,100	613%
Early extinguishment of debt	(985)	—	n/m	(985)	—	n/m

Total non-interest income	$20,715	$9,443	119%	$44,277	$17,959	147%

n/m	Not meaningful
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

Table 5
Non-interest Expense Analysis
(Dollar amounts in thousands)

	Quarters Ended June 30,			Six Months Ended June 30,
	2009	2008	% Change	2009	2008	% Change
Compensation expense:
Salaries and wages	$16,615	$14,796	12%	$32,793	$28,379	16%
Share-based payment costs	4,748	5,382	(12%)	10,655	8,155	31%
Incentive compensation, retirement costs and other employee benefits	12,937	11,637	11%	25,973	23,030	13%

Total compensation expense	34,300	31,815	8%	69,421	59,564	17%

Net occupancy expense	6,067	4,346	40%	12,127	8,191	48%
Technology and related costs	1,967	1,270	55%	4,531	2,500	81%
Marketing	1,933	2,721	(29%)	3,775	5,549	(32%)
Professional services	2,492	4,357	(43%)	5,006	6,438	(22%)
Investment manager expenses	556	812	(32%)	1,165	1,780	(35%)
Net foreclosed property expense	967	596	62%	1,411	1,154	22%
Supplies and printing	392	464	(16%)	734	814	(10%)
Postage, telephone, and delivery	821	547	50%	1,402	1,088	29%
Insurance	9,157	1,737	427%	12,989	2,607	398%
Amortization of intangibles	325	422	(23%)	654	656	0%
Other expenses	5,018	2,118	137%	8,837	3,796	133%

Total non-interest expense	$63,995	$51,205	25%	$122,052	$94,137	30%

Operating efficiency ratios
Non-interest expense to average assets	2.47%	3.07%		2.41%	3.11%
Net overhead ratio	1.67%	2.50%		1.53%	2.52%
Efficiency ratio (1)	66.79%	96.35%		66.29%	95.43%

(1)	The efficiency ratio is presented on a tax-equivalent basis, assuming a federal income tax rate of 35%. See Table 1 for a reconciliation of the effect of the tax-equivalent adjustment.
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
Table 7
Loan Portfolio
(Dollars in thousands)

	June 30,	% of	December 31,	% of
	2009	Total	2008	Total	% Change

Commercial and industrial	$3,682,155	42.2	$3,437,130	42.8	7.1
Owner-occupied commercial real estate	899,315	10.3	538,688	6.7	66.9

Total commercial	4,581,470	52.5	3,975,818	49.5	15.2

Commercial real estate	1,954,692	22.4	1,980,271	24.7	(1.3)
Commercial real estate – multifamily	492,896	5.6	403,690	5.0	22.1

Total commercial real estate	2,447,588	28.0	2,383,961	29.7	2.7

Construction	867,660	9.9	815,150	10.1	6.4
Residential real estate	319,762	3.7	328,138	4.1	(2.6)
Home equity	215,087	2.5	191,934	2.4	12.1
Personal	297,359	3.4	341,806	4.2	(13.0)

Total loans	$8,728,926	100.0	$8,036,807	100.0	8.6

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

Table 8
Collateral Location by Property Type

	As of June 30, 2009						% of Total
	IL	GA	MI	MO	WI	Other	Portfolio
Commercial real estate
Health Care	0.7%	0.0%	0.1%	0.3%	0.0%	7.0%	8.1%
Raw Land	2.5%	0.0%	0.4%	0.0%	0.1%	1.4%	4.4%
Land Development	0.6%	0.1%	0.0%	0.7%	0.1%	0.7%	2.2%
Residential 1-4 Family	5.4%	0.2%	0.9%	0.5%	0.6%	2.1%	9.7%
Multi-Family Rental	7.7%	0.5%	0.7%	1.3%	0.4%	3.0%	13.6%
Mixed Use/Other	3.5%	0.3%	1.8%	1.0%	0.1%	1.1%	7.8%
Office	3.6%	1.1%	0.9%	1.3%	0.2%	2.0%	9.1%
Warehouse	5.4%	0.9%	1.5%	0.2%	0.1%	2.7%	10.8%
Retail	3.1%	0.3%	1.6%	0.3%	0.2%	2.2%	7.7%

Total commercial real estate	32.5%	3.4%	7.9%	5.6%	1.8%	22.2%	73.4%

Construction
Land Development	5.3%	0.3%	0.9%	0.0%	0.3%	1.1%	7.9%
Residential 1-4 Family	1.0%	0.0%	0.2%	0.5%	0.0%	0.1%	1.8%
Multi-Family 5+	2.2%	0.6%	0.1%	0.1%	0.1%	1.2%	4.3%
Industrial/Warehouse	0.9%	0.0%	0.0%	0.0%	0.0%	0.9%	1.8%
Office	1.2%	0.5%	0.0%	0.2%	0.1%	0.2%	2.2%
Retail	1.9%	0.0%	0.1%	0.8%	0.0%	1.3%	4.1%
Mixed Use/Other	0.9%	0.0%	0.6%	0.4%	0.4%	2.2%	4.5%

Total construction	13.4%	1.4%	1.9%	2.0%	0.9%	7.0%	26.6%

Total commercial real estate and construction	45.9%	4.8%	9.8%	7.6%	2.7%	29.2%	100.0%

	As of December 31, 2008						% of Total
	IL	GA	MI	MO	WI	Other	Portfolio
Commercial real estate
Vacant land	8.1%	0.3%	0.5%	0.9%	0.4%	2.6%	12.8%
Residential 1-4 family	3.0%	—	1.3%	0.4%	0.3%	0.7%	5.7%
Multi-family	5.5%	1.0%	0.5%	1.3%	0.4%	1.8%	10.5%
Mixed use	2.6%	—	0.3%	0.5%	0.1%	0.2%	3.7%
Office	6.4%	1.1%	0.9%	1.8%	0.3%	2.3%	12.8%
Warehouse	3.8%	0.6%	1.5%	0.1%	0.1%	1.7%	7.8%
Retail	3.9%	0.8%	2.8%	0.2%	0.3%	3.8%	11.8%
Other	4.1%	0.4%	1.3%	0.3%	—	9.0%	15.1%

Total commercial real estate	37.4%	4.2%	9.1%	5.5%	1.9%	22.1%	80.2%

Construction
Residential 1-4 family	3.3%	0.8%	0.5%	0.8%	0.1%	0.7%	6.2%
Multi-family	0.8%	—	0.1%	0.1%	0.1%	0.3%	1.4%
Other	5.5%	0.7%	0.7%	1.1%	0.6%	3.6%	12.2%

Total construction	9.6%	1.5%	1.3%	2.0%	0.8%	4.6%	19.8%

Total commercial real estate and construction	47.0%	5.7%	10.4%	7.5%	2.7%	26.7%	100.0%

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
Table 10
Allocation of Allowance for Loan Losses
(Dollars in thousands)

	As of
	June 30, 2009		December 31, 2008
		% of		% of
		Total		Total
	Amount	Allowance	Amount	Allowance
General allocated reserve:
Commercial	$46,449	33	$39,524	35
Commercial real estate	36,880	26	31,625	28
Construction	34,710	25	27,231	24
Residential real estate	1,468	1	1,294	1
Home equity	1,224	1	1,000	1
Personal	1,810	1	1,527	2

Total general allocated	122,541	87	102,201	91
Specific reserve	16,847	13	330	—
Unallocated reserve	700	—	10,141	9

Total	$140,088	100	$112,672	100

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

Table 11
Nonperforming Assets and Past Due Loans
(Dollars in thousands)

		% of
	2009	Loan	2009	2008
	June 30	Category	March 31	December 31	September 30	June 30
Nonaccrual loans:
Commercial and industrial	$25,442	0.6%	$19,017	$11,735	$14,454	$9,847
Commercial real estate (“CRE”)	72,621	3.0%	55,238	48,143	33,136	20,822
Construction	64,849	7.5%	66,067	63,305	35,130	22,583
Residential real estate	8,913	2.8%	8,138	6,829	3,210	2,118
Personal and home equity	11,701	2.3%	14,436	1,907	2,127	1,978

Total nonaccrual loans	183,526		162,896	131,919	88,057	57,348
90 days past due loans (still accruing interest)	—		—	—	—	1,180

Total nonperforming loans	183,526		162,896	131,919	88,057	58,528
Foreclosed real estate (“OREO”)	29,236		28,703	23,823	18,465	14,579

Total nonperforming assets	$212,762		$191,599	$155,742	$106,522	$73,107

30-89 days past due loans:
Commercial and industrial	$4,250	0.1%	$23,953	$12,060	$5,867	$5,983
Commercial real estate	35,541	1.5%	55,881	9,113	18,473	8,282
Construction	11,012	1.3%	7,196	9,166	19,113	7,062
Residential real estate	2,888	0.9%	5,606	3,485	3,104	1,121
Personal and home equity	5,705	1.1%	7,804	1,580	3,400	7,631

Total 30-89 days past due loans	$59,396		$100,440	$35,404	$49,957	$30,079

Nonaccrual loans to total loans	2.10%		1.92%	1.64%	1.18%	0.89%
Nonaccrual loans to total assets	1.67%		1.57%	1.31%	0.98%	0.77%
Nonperforming loans to total loans	2.10%		1.92%	1.64%	1.18%	0.91%
Nonperforming assets to total assets	1.94%		1.85%	1.55%	1.18%	0.98%
Allowance for loan losses as a percent of nonperforming loans	76%		78%	85%	116%	135%
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
Table 12
Deposits
(Dollars in thousands)

	As of
	June 30,	%	December 31,	%
	2009	of Total	2008	of Total	% Change

Non-interest bearing deposits	$1,243,453	15.0	$711,693	8.9	74.7
Interest-bearing deposits	535,374	6.5	232,099	2.9	130.7
Savings deposits	19,852	0.2	15,644	0.2	26.9
Money market accounts	3,109,532	37.6	2,783,238	34.8	11.7
Brokered deposits:
Traditional	708,802	8.6	1,481,762	18.5	(52.2)
Client CDARS®	1,047,082	12.6	678,958	8.5	54.2
Non-client CDARS®	187,181	2.3	494,048	6.2	(62.1)

Total brokered deposits	1,943,065	23.5	2,654,768	33.2	(26.8)
Other time deposits	1,426,874	17.2	1,599,014	20.0	(10.8)

Total deposits	$8,278,150	100.0	$7,996,456	100.0	3.5

Client deposits (1)	$7,382,167		$6,020,646		22.6

(1)	Total deposits, net of traditional brokered deposits and non-client CDARS®.
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
Table 14
Capital Measurements
(Dollar amounts in thousands)

			Regulatory	Excess Over
			Minimum For	Required
	June 30,	December 31,	“Well	Minimums
	2009	2008	Capitalized”	at 6/30/09
Regulatory capital ratios:
Total capital to risk-weighted assets	14.40%	10.32%	10.00%	$441,377
Tier 1 capital to risk-weighted assets	11.95%	7.24%	6.00%	597,110
Tier 1 leverage to average assets	11.67%	7.17%	5.00%	685,267
Other capital ratios:
Tangible common equity to tangible assets (1)	6.81%	4.49%
Tangible equity to tangible assets(2)	8.99%	5.07%
Tangible equity to risk-weighted assets(2)	9.75%	5.45%
Total equity to total assets(3)	9.82%	6.03%

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
PART II. OTHER INFORMATION
ITEM 6. EXHIBITS

Exhibit
Number	Description of Documents
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

/s/ Larry D. Richman Larry D. Richman
President and Chief Executive Officer

/s/ Kevin M. Killips Kevin M. Killips
Chief Financial Officer and Principal Financial Officer
Date: October 26, 2009

EXHIBIT INDEX

Exhibit
Number	Description of Documents
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.