Form 10-Q
period 2009-09-30
PRIVATEBANCORP, INC
filed 2009-11-09
CIK 889936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 5, 2009, there were 71,401,787 shares of the issuer’s common stock, without par value, outstanding.

PRIVATEBANCORP, INC.
FORM 10-Q

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PRIVATEBANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
 (Amounts in thousands, except per share data)
(Unaudited)

	September 30,	December 31,
	2009	2008
Assets
Cash and due from banks	$199,703	$131,848
Federal funds sold and other short-term investments	332,188	98,387
Loans held for sale	19,000	17,082
Securities available-for-sale, at fair value	1,648,313	1,425,564
Non-marketable equity investments	30,681	27,213
Loans — excluding covered assets, net of unearned fees,	9,028,456	8,036,807
Allowance for loan losses	(192,791)	(112,672)

Loans, net of allowance for loan losses and unearned fees	8,835,665	7,924,135

Covered assets	530,059	—
Other real estate owned	36,705	23,823
Premises, furniture, and equipment, net	32,870	34,201
Accrued interest receivable	35,862	34,282
Investment in bank owned life insurance	47,225	45,938
Goodwill	94,683	95,045
Other intangible assets	19,021	6,544
Derivative assets	83,784	74,570
Other assets	136,825	101,905

Total assets	$12,082,584	$10,040,537

Liabilities
Demand deposits:
Non-interest-bearing	$1,565,492	$711,693
Interest-bearing	589,298	232,099
Savings deposits and money market accounts	4,057,382	2,798,882
Brokered deposits	1,606,823	2,654,768
Other time deposits	1,741,783	1,599,014

Total deposits	9,560,778	7,996,456
Short-term borrowings	690,352	654,765
Long-term debt	618,173	618,793
Accrued interest payable	12,051	37,623
Derivative liabilities	85,097	76,068
Other liabilities	47,614	51,266

Total liabilities	11,014,065	9,434,971

Stockholders’ Equity
Preferred stock — no par value; 1 million shares authorized
Series A — issued and outstanding: 2009 — none; 2008 — 1,951.037 shares	—	58,070
Series B — $1,000 liquidation value: issued and outstanding: 2009 — 243,815 shares, 2008 — none	237,145	—
Common stock — no par value, $1 stated value
Voting, authorized: 2009 — 84.0 million shares, 2008 — 89.0 million shares; issued: 2009 — 46,153,000 shares, 2008 — 34,043,000 shares; outstanding: 2009 — 45,623,000 shares, 2008 — 33,568,000 shares	44,642	32,468
Nonvoting, authorized: 2009 — 5.0 million shares, 2008 — none; issued and outstanding 2009 — 1,951,000 shares, 2008 — none	1,951	—
Treasury stock, at cost: 2009 — 529,000 voting shares; 2008 — 475,000 voting shares	(18,427)	(17,285)
Additional paid-in capital	767,579	482,347
Retained earnings	(2,748)	22,365
Accumulated other comprehensive income, net	38,161	27,568

Controlling interest stockholders’ equity	1,068,303	605,533

Noncontrolling interests	216	33

Total stockholders’ equity	1,068,519	605,566

Total liabilities and stockholders’ equity	$12,082,584	$10,040,537

See accompanying notes to consolidated financial statements.

PRIVATEBANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
 (Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Interest Income
Loans, including fees	$107,749	$99,408	$296,690	$259,734
Federal funds sold and other short-term investments	323	217	772	657
Securities:
Taxable	14,799	8,161	42,991	17,903
Exempt from Federal income taxes	1,797	2,027	5,435	6,452

Total interest income	124,668	109,813	345,888	284,746

Interest Expense
Interest-bearing deposits	932	383	1,798	1,230
Savings deposits and money market accounts	8,013	12,785	20,613	37,301
Brokered and other time deposits	18,170	33,598	65,376	89,911
Short-term borrowings	1,649	3,511	6,481	9,371
Long-term debt	8,469	6,957	26,198	15,685

Total interest expense	37,233	57,234	120,466	153,498

Net interest income	87,435	52,579	225,422	131,248
Provision for loan losses	90,016	30,173	129,342	70,329

Net interest (expense) income after provision for loan losses	(2,581)	22,406	96,080	60,919

Non-interest Income
The PrivateWealth Group	4,084	4,059	11,378	12,828
Mortgage banking	1,826	776	6,687	3,536
Capital markets products	(322)	3,932	14,741	6,282
Treasury management	3,067	600	6,782	1,283
Bank owned life insurance	444	439	1,286	1,308
Banking and other services	4,093	1,728	9,741	3,156
Net securities (losses) gains	(309)	180	7,530	1,280
Early extinguishment of debt	—	—	(985)	—

Total non-interest income	12,883	11,714	57,160	29,673

Non-interest Expense
Salaries and employee benefits	23,212	28,895	92,633	88,459
Net occupancy expense	7,004	4,364	19,131	12,555
Technology and related costs	2,565	1,791	7,096	4,291
Marketing	2,500	2,095	6,275	7,644
Professional services	5,759	2,802	10,765	9,240
Investment manager expenses	581	829	1,746	2,609
Net foreclosed property expenses	2,454	458	3,865	1,612
Supplies and printing	295	352	1,029	1,166
Postage, telephone, and delivery	803	575	2,205	1,663
Insurance	4,603	2,460	17,592	5,067
Amortization of intangibles	547	241	1,201	897
Other expenses	6,512	2,223	15,349	6,019

Total non-interest expense	56,835	47,085	178,887	141,222

Loss before income taxes	(46,533)	(12,965)	(25,647)	(50,630)
Income tax benefit	(18,789)	(5,430)	(11,008)	(20,574)

Net loss	(27,744)	(7,535)	(14,639)	(30,056)
Net income attributable to noncontrolling interests	66	86	183	256

Net loss attributable to controlling interests	(27,810)	(7,621)	(14,822)	(30,312)
Preferred stock dividends and discount accretion	3,385	146	9,054	400

Net loss available to common stockholders	$(31,195)	$(7,767)	$(23,876)	$(30,712)

Net Earnings Per Common Share Data
Basic	$(0.68)	$(0.25)	$(0.62)	$(1.07)
Diluted	$(0.68)	$(0.25)	$(0.62)	$(1.07)
Weighted-average shares outstanding	46,047	31,634	38,756	28,822
Weighted-average diluted shares outstanding	46,047	31,634	38,756	28,822
Common dividends per share	$0.010	$0.075	$0.030	$0.225
See accompanying notes to consolidated financial statements.

PRIVATEBANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Amounts in thousands, except per share data)
(Unaudited)

						Accumulated
						Other
				Additional		Compre-	Non-
	Preferred	Common	Treasury	Paid-in	Retained	hensive	controlling
	Stock	Stock	Stock	Capital	Earnings	Income	Interests	Total

Balance at January 1, 2008	$41,000	$27,225	$(13,559)	$313,807	$125,532	$7,934	$33	$501,972

Comprehensive Income:
Net loss	—	—	—	—	(30,312)	—	256	(30,056)
Other comprehensive loss (1)	—	—	—	—	—	(6,007)	—	(6,007)

Total comprehensive loss								(36,063)
Cash dividends:
Common stock ($0.225 per share)	—	—	—	—	(7,068)	—	—	(7,068)
Preferred stock	—	—	—	—	(400)	—	—	(400)
Issuance of preferred stock	17,070	—	—	—	—	—	—	17,070
Issuance of common stock	—	4,569	—	144,050	—	—	—	148,619
Common stock issued under benefit plans	—	353	—	3,169	—	—	—	3,522
Excess tax benefit from shared-based compensation	—	—	—	885	—	—	—	885
Stock repurchased in connection with benefit plans	—	—	(2,067)	—	—	—	—	(2,067)
Share-based compensation expense	—	—	—	14,261	—	—	—	14,261

Balance at September 30, 2008	$58,070	$32,147	$(15,626)	$476,172	$87,752	$1,927	$289	$640,731

Balance at January 1, 2009	$58,070	$32,468	$(17,285)	$482,347	$22,365	$27,568	$33	$605,566

Comprehensive Income:
Net loss	—	—	—	—	(14,822)	—	183	(14,639)
Other comprehensive income (1)	—	—	—	—	—	10,593	—	10,593

Total comprehensive loss								(4,046)
Cash dividends:
Common stock ($0.03 per share)	—	—	—	—	(1,237)	—	—	(1,237)
Preferred stock	—	—	—	—	(8,166)	—	—	(8,166)
Issuance of preferred stock	236,257	—	—	—	—	—	—	236,257
Conversion of preferred stock to common stock	(58,070)	1,951	—	56,116	—	—	—	(3)
Issuance of common stock	—	11,867	—	204,397	—	—	—	216,264
Issuance of common stock warrants	—	—	—	7,558	—	—	—	7,558
Accretion of preferred stock discount	888	—	—	—	(888)	—	—	—
Common stock issued under benefit plans	—	307	—	738	—	—	—	1,045
Excess tax benefit from shared-based compensation	—	—	—	(824)	—	—	—	(824)
Stock repurchased in connection with benefit plans	—	—	(1,142)	—	—	—	—	(1,142)
Share-based compensation expense	—	—	—	17,247	—	—	—	17,247

Balance at September 30, 2009	$237,145	$46,593	$(18,427)	$767,579	$(2,748)	$38,161	$216	$1,068,519

(1)	Net of taxes and reclassification adjustments.
See accompanying notes to consolidated financial statements.

PRIVATEBANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008
Operating Activities
Net loss	$(14,822)	$(30,312)
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	129,342	70,329
Depreciation of premises, furniture, and equipment	4,703	3,784
Net amortization of premium on securities	1,051	61
Net gains on securities	(7,530)	(1,280)
Bank owned life insurance income	(1,286)	(1,308)
Increase in net deferred loan fees	6,344	15,193
Share-based compensation expense	17,041	15,293
Net increase in deferred income taxes	(39,206)	(27,024)
Net amortization of other intangibles	1,201	897
Change in loans held for sale	(1,918)	12,622
Correction of Lodestar goodwill	—	(1,704)
Fair market value adjustments on derivatives	(185)	682
Net increase in accrued interest receivable	(1,580)	(8,322)
Net (decrease) increase in accrued interest payable	(25,572)	16,024
Net decrease (increase) in other assets	7,908	(1,151)
Net decrease in other liabilities	(4,790)	(10,090)

Net cash provided by operating activities	70,701	53,694

Investing Activities
Securities:
Proceeds from maturities, repayments, and calls	258,730	80,761
Proceeds from sales	256,967	53,311
Purchases	(718,180)	(509,615)
Net loan principal advanced	(1,083,701)	(3,320,473)
Covered assets acquired in FDIC-assisted acquisition	(530,059)	—
Net purchases of premises, furniture, and equipment	(3,372)	(7,834)

Net cash used in investing activities	(1,819,615)	(3,703,850)

Financing Activities
Net increase in deposit accounts	1,564,322	3,688,774
Proceeds from the issuance of debt	1,959,604	539,607
Repayment of debt	(1,924,637)	(363,308)
Proceeds from the issuance of preferred stock and common stock warrant	243,815	17,070
Proceeds from issuance of common stock	216,264	148,619
Stock repurchased in connection with benefit plans	(1,142)	(2,067)
Cash dividends paid	(7,877)	(7,192)
Exercise of stock options and restricted share activity	1,045	3,522
Excess tax benefit from exercise of stock options and release of restricted stock awards	(824)	885

Net cash provided by financing activities	2,050,570	4,025,910

Net increase in cash and cash equivalents	301,656	375,754

Cash and cash equivalents at beginning of year	230,235	64,551

Cash and cash equivalents at end of period	$531,891	$440,305

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
On June 29, 2009, the Financial Accounting Standards Board (“FASB”) issued an accounting pronouncement establishing the FASB Accounting Standards CodificationTM (“FASB ASC”) as the single source of authoritative U.S. GAAP to be applied by nongovernmental entities. The FASB ASC became effective for financial statements that cover interim and annual periods ending after September 15, 2009. Other than resolving certain minor inconsistencies in current U.S. GAAP, the FASB ASC is not intended to change U.S. GAAP, but rather to make it easier to review and research U.S. GAAP applicable to a particular transaction or specific accounting issue.
The accompanying unaudited consolidated interim financial statements have been prepared in accordance with U.S. GAAP and reflect all adjustments that are, in the opinion of management, necessary for the fair presentation of the financial position and results of operations for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the quarter and the nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.
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
In preparing the consolidated financial statements, we have evaluated subsequent events for disclosure in the quarterly report on Form 10-Q through November 9, 2009, the date on which the consolidated financial statements were issued. Refer to Note 19, “Subsequent Events” for the required disclosures.
2. NEW ACCOUNTING STANDARDS
Recently Adopted Accounting Pronouncements
Derivative Disclosures — Effective December 31, 2008, we adopted new guidance issued by the FASB which requires an entity to provide greater transparency about how its derivative, credit derivatives, certain guarantees and hedging activities affect its financial statements. The new guidance requires enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for; and (c) how derivative instruments and related hedged and certain guarantee items affect an entity’s financial position, results of operations, and cash flows. Since this guidance affects only disclosures, its adoption did not impact our financial position or results of operations.
Variable Interest Entities — Effective December 31, 2008, we adopted new guidance issued by the FASB which requires public entities to provide additional disclosures about transfers of financial assets. It also requires public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. Additionally, this guidance requires certain disclosures to be provided by a public enterprise that is (a) a sponsor of a qualifying special-purpose entity (“SPE”) that holds a variable interest in the qualifying SPE but was not the transferor (nontransferor) of financial assets to the qualifying SPE and (b) a servicer of a qualifying SPE that holds a significant variable interest in the qualifying SPE but was not the transferor (nontransferor) of financial assets to the qualifying SPE. The disclosures required are intended to provide greater transparency to financial statement users about a transferor’s continuing involvement with transferred financial assets and an enterprise’s involvement with variable interest entities and qualifying SPEs. The adoption of this guidance on December 31, 2008 did not have a material impact on our consolidated statements of financial condition, results of operations and liquidity.

Noncontrolling Interests — Effective January 1, 2009 we adopted new guidance issued by the FASB which changes the accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest should be reported as a component of equity in the consolidated financial statements.
This also required expanded disclosures that identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of an entity. The Company’s sole noncontrolling interest relates to its 75.35% interest in Lodestar Investment Counsel, LLC (“Lodestar”). The retrospective adoption of this guidance on January 1, 2009 did not have a material impact on our consolidated statements of financial condition, results of operations and liquidity.
Business Combinations — Effective January 1, 2009, we adopted new guidance the FASB issued which establishes principles and requirements for the acquirer in a business combination, including: (a) the acquisition date will be the date the acquirer obtains control; (b) all (and only) identifiable assets acquired, liabilities assumed, and noncontrolling interests in the acquiree will be stated at fair value on the acquisition date; (c) assets or liabilities arising from noncontractual contingencies will be measured at their acquisition date fair value only if it is more likely than not that they meet the definition of an asset or liability on the acquisition date; (d) adjustments subsequently made to the provisional amounts recorded on the acquisition date will be made retroactively during a measurement period not to exceed one year; (e) acquisition-related restructuring costs will be expensed rather than included in the cost of the acquisition; (f) transaction costs will be expensed as incurred, except for debt or equity issuance costs which will be accounted for in accordance with other generally accepted accounting principles; (g) reversals of deferred income tax valuation allowances and income tax contingencies will be recognized in earnings subsequent to the measurement period; and (h) the allowance for loan losses of an acquiree will not be permitted to be recognized by the acquirer, rather, credit-related factors are now incorporated directly into the fair value of loans. In addition, this guidance requires new and modified disclosures surrounding subsequent changes to acquisition-related contingencies, contingent consideration, noncontrolling interests, acquisition-related transaction costs, fair values and cash flows not expected to be collected for acquired loans, and an enhanced goodwill roll-forward.
We will prospectively apply this guidance to all business combinations completed on or after January 1, 2009. The effect of these new requirements on our financial position and results of operations will depend on the volume and terms of acquisitions in 2009 and beyond, if any, and will likely increase the amount and change the timing of recognizing expenses related to acquisition activities. The adoption of this guidance on January 1, 2009 did not have a material impact on our consolidated statements of financial condition, results of operations and liquidity.
Convertible Debt Instruments — Effective January 1, 2009, we adopted new guidance issued by the FASB which clarifies that certain convertible debt instruments should be separately accounted for as liability and equity components. The guidance requires the issuer of certain convertible securities that may be settled partially in cash on conversion to separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This guidance applies to our contingent convertible senior notes (which were redeemed during the first and second quarters of 2009) discussed in Note 8, “Short-Term Debt” to the Consolidated Financial Statements and required retroactive application for our 2007 and 2008 financial statements. The adoption of this guidance on January 1, 2009 did not have a material impact on our financial position, results of operations and liquidity.
Participating Securities — Effective January 1, 2009, we adopted new guidance issued by the FASB which clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. We grant restricted stock and RSUs under our stock-based compensation programs, which entitle the recipients to receive nonforfeitable dividends during the vesting period on a basis equivalent to the dividends paid to holders of common stock. These unvested awards meet the definition of participating securities. The two-class method excludes from earnings per common share calculations any dividends paid or owed to participating securities and any undistributed earnings considered to be attributable to participating securities. All previously reported earnings per share data has been retrospectively adjusted to conform with the provisions of this guidance. Our adoption of this guidance did not have a material effect on either our financial position, results of operations and liquidity.

The following table presents the impact of accounting standards adopted during the first quarter 2009.
Impact of Retrospective Application of New Accounting Guidance Impacting
Convertible Debt, Noncontrolling Interests, and Participating Securities
(Amounts in thousands, except per share data)

		Impact of
		Retrospective		Adjusted
	As Reported	Adoption of		Balance
	December 31,	New Accounting		December 31,
	2007	Guidance		2007

Total assets	$4,990,205	$(732)		$4,989,473
Total liabilities	4,489,412	(1,911	)(1)	4,487,501
Total stockholders’ equity	500,793	1,179	(1)	501,972
Total interest expense	179,802	1,084		180,886
Income before income taxes	14,690	(721	)(1)	13,969
Income tax provision	2,883	(412)		2,471
Net income	11,807	(309	)(1)	11,498
Diluted earnings per share	$0.53	$(0.04	)(2)	$0.49

		Impact of
		Retrospective		Adjusted
	As Reported	Adoption of		Balance
	December 31,	New Accounting		December 31,
	2008	Guidance		2008

Total assets	$10,040,742	$(205)		$10,040,537
Total liabilities	9,435,510	(539	)(1)	9,434,971
Total stockholders’ equity	605,232	334	(1)	605,566
Total interest expense	213,626	1,362		214,988
Loss before income taxes	(152,940)	(1,053	)(1)	(153,993)
Income tax benefit	(60,839)	(518)		(61,357)
Net loss	(92,101)	(535	)(1)	(92,636)
Diluted earnings per share	$(3.13)	$(0.03)		$(3.16)

(1)
Balances have been adjusted to reflect the adoption of accounting guidance related to noncontrolling interests. The adjustment attributable to noncontrolling interest between liabilities and stockholders’ equity was $33,000 for December 31, 2007 and December 31, 2008. The adjustment to income (loss) before income taxes and net income (loss) was $363,000 and $309,000 for December 31, 2007 and December 31, 2008, respectively.

(2)	Includes $(0.01) adjustment to reflect adoption of accounting guidance related to participating securities.
Fair Value Measurements — In April 2009, the FASB issued new guidance which provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This guidance identifies several factors that a reporting entity should evaluate to determine whether there has been a significant decrease in the volume and level of activity for an asset or liability. If the reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity, transactions or quoted prices may not be determinative of fair value (for example, there may be increased instances of transactions that are not orderly), further analysis of the transactions or quoted prices is needed, and a significant adjustment to the transactions or quoted prices may be necessary to estimate fair value. This also provides guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of this guidance on April 1, 2009 did not have a material impact on our consolidated financial position, consolidated results of operations or liquidity position as of September 30, 2009.
Other-Than-Temporary Impairment (“OTTI”) — In April 2009, the FASB issued new guidance which modified existing OTTI guidance for debt securities, modified the “intent and ability” indicator for recognizing OTTI, and changed the trigger used to assess the collectability of cash flows from “probable that the investor will be unable to collect all amounts due” to “the entity does not expect to recover the entire amortized cost basis of the security.” This guidance changed the total amount recognized in earnings when there are credit losses associated with an impaired debt security and management asserts that it does not have the intent to sell the security and it is more likely than not that it will not have to sell the security before recovery of its cost basis. In those situations, impairment shall be separated into (a) the amount representing a credit loss and (b) the amount related to non-credit factors. The amount of impairment related to credit losses shall be recognized in earnings. The credit loss component of an OTTI, representing an increase in credit risk, shall be determined by the reporting entity using its best estimate of the present value of cash flows expected to be collected from the debt security. The amount of impairment related to non-credit factors shall be recognized in other comprehensive income. The previous cost basis less impairment recognized in earnings becomes the new cost basis of the security and shall not be adjusted for subsequent recoveries in fair value. However, the cost basis shall be adjusted for accretion of the difference between the new cost basis and the present value of cash flows expected to be collected (portion of impairment in other comprehensive income). The total OTTI is presented in the consolidated statements of income with a reduction for the amount of the OTTI that is recognized in other comprehensive income, if any.

This guidance requires that the cumulative effect of initial adoption be recorded as an adjustment to the opening balance of retained earnings with a corresponding adjustment to accumulated other comprehensive income. The amortized cost basis of a security for which an OTTI was previously recognized shall be adjusted by the amount of the cumulative effect adjustment before taxes. The difference between the new amortized cost basis and the cash flows expected to be collected shall be accreted as interest income.
This guidance expands the disclosure requirements for interim and annual periods to provide more detail on the types of available-for-sale and held-to-maturity debt securities held by major security type, including information about investment in unrealized loss position for which OTTI has or has not been recognized. In addition, disclosure is required for the reasons why an OTTI was recognized in earnings and the method and inputs used to calculate the portion of the impairment (or credit loss) recognized in earnings. The new guidance also expands disclosures by requiring entities to disclose its inputs and valuation assumptions for both interim and annual periods. In addition, disclosures are to be presented by major security type (such as commercial mortgage-backed securities or collateralized debt obligations), rather than disclosure by major category (such as trading securities and available-for-sale securities). The adoption of this guidance on April 1, 2009 did not have a material impact on our consolidated financial position, consolidated results of operations or liquidity position as of September 30, 2009.
Fair Value Disclosures — Effective April 1, 2009, we adopted new guidance the FASB issued which enhances consistency in financial reporting about fair value of financial instruments by increasing the frequency of such disclosures for interim reporting periods of publicly traded companies as well as in annual financial statements. The adoption of this guidance on April 1, 2009 did not have a material impact on our consolidated financial position, consolidated results of operations or liquidity position as of September 30, 2009.
Subsequent Events — Effective April 1, 2009, we adopted new guidance the FASB issued which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements. This guidance also sets forth the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of this guidance on April 1, 2009 did not have a material impact on our financial position, results of operations and liquidity.
Accounting Pronouncements Pending Adoption
Accounting for Transfers of Financial Assets — In June 2009, the FASB issued accounting guidance related to the transfer of financial assets. This guidance removes the exception for qualifying special-purpose entities from consolidation guidance and the exception that permitted sale accounting for certain guaranteed mortgage securitizations when a transferor had not surrendered control over the transferred financial assets. The new guidance also establishes conditions for accounting and reporting of a transfer of a portion of a financial asset, modifies the asset sale/derecognition criteria, and changes how retained interests are initially measured. The new guidance is expected to provide greater transparency about transfers of financial assets and a transferor’s continuing involvement, if any, with the transferred assets. This guidance will be effective for the Company beginning January 1, 2010. We are in the process of analyzing the potential impact the new guidance will have on our consolidated financial position, results of operations and liquidity but the effect will generally be limited to future transactions.
Variable Interest Entities — In June 2009, the FASB issued accounting guidance related to variable interest entities. This guidance replaces a quantitative-based risks and rewards calculation for determining which entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which entity has the power to direct the activities of a variable interest entity that most significantly impact its economic performance and the obligation to absorb its losses or the right to receive its benefits. This guidance requires reconsideration of whether an entity is a variable interest entity when any changes in facts or circumstances occur such that the holders of the equity investment at risk, as a group, lose the power to direct the activities of the entity that most significantly impact the entity’s economic performance. It also requires ongoing assessments of whether a variable interest holder is the primary beneficiary of a variable interest entity. This guidance will be effective for the Company beginning January 1, 2010. We are currently evaluating the effect this guidance will have on our consolidated financial position, results of operations and liquidity.

3. FDIC-ASSISTED ACQUISITION
On July 2, 2009, our primary banking subsidiary, The PrivateBank and Trust Company (“The PrivateBank — Chicago”), acquired certain assets and assumed substantially all of the deposits of the former Founders Bank (“Founders”) from the Federal Deposit Insurance Corporation (“FDIC”). The transaction consisted of approximately $843 million in assets, including $181 million in investments, and $592 million in loans. The PrivateBank — Chicago assumed $791 million in liabilities including $767 million in non-brokered deposits, and $24 million in Federal Home Loan Bank (“FHLB”) advances. Assets totaling approximately $843 million were purchased at a discount of $54 million. The PrivateBank — Chicago and the FDIC entered into a loss sharing agreement regarding future losses incurred on loans and foreclosed loan collateral existing at July 2, 2009. Under the terms of the loss-sharing agreements, the FDIC generally will assume 80% of the first $173 million of credit losses and 95% of the credit losses in excess of $173 million.
As a result of the loss sharing agreement discussed above, the acquired loans and foreclosed loan collateral (including the fair value of expected reimbursements from the FDIC) is presented in our Consolidated Statement of Condition as “covered assets.” In accordance with business combination accounting rules, these loans were recorded at fair value without a corresponding allowance for loan losses.
Purchased loans acquired in a business combination, including loans purchased in the Founders transaction, are accounted for under specialized accounting rules when the loans have evidence of credit deterioration since origination and for which it is probable that not all contractual payments will be collected (“purchased impaired loans”). Evidence of credit quality deterioration as of the purchase date may include statistics such as past due and non-accrual status, declines in current borrower FICO scores, geographic concentration and declines in current loan-to-value ratios. U.S. GAAP requires these loans to be recorded at fair value at acquisition date and prohibits the “carrying over” or the creation of valuation allowances in the initial accounting for loans acquired in a transfer such as those loans we acquired in the Founders transaction.
The following table presents the carrying amount of the covered assets at September 30, 2009 and consists of loans subject to the specialized accounting rules related to purchased impaired loans, loans not subject to those rules and other assets.
Covered Assets
(Amounts in thousands)

	Purchased
	Impaired	Other	Other
	Loans	Loans	Assets	Total

Commercial loans	$11,774	$72,504	$—	$84,278
Commercial real estate loans	80,065	153,244	—	233,309
Residential mortgage loans	166	61,139	—	61,305
Consumer installment and other	2,992	12,439	—	15,431
Foreclosed real estate	—	—	13,736	13,736
Estimated loss reimbursement by the FDIC	—	—	122,000	122,000

Total covered assets	$94,997	$299,326	$135,736	$530,059

As of the date of acquisition, the preliminary estimate of the contractually required payments receivable for all purchased impaired loans acquired in the Founders transaction were $236.2 million, the cash flows expected to be collected were $133.9 million including interest, and the estimated fair value of the loans were $102.2 million. The fair values for loans within the scope of the specialized accounting rules are determined by discounting both principal and interest cash flows expected to be collected using an observable discount rate for similar instruments with adjustments that management believes a market participant would consider in determining fair value. We estimate the cash flows expected to be collected at acquisition using internal and third party models that incorporate management’s best estimate of current key assumptions, such as default rates, loss severity and payment speeds. Assets acquired and liabilities assumed are recorded at their preliminary estimated fair values. Because of the estimation process required, certain refinements may be made to finalize these carrying values upon completion of the analysis of the fair values of assets and liabilities.
Under the specialized accounting rules, any excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized into interest income over the remaining life of the loan using the constant effective yield method when there is a reasonable expectation about amount and timing of such cash flows. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the non-accretable difference. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases in cash flows result in a reversal of the provision for loan losses to the extent of prior charges, or a reclassification of the difference from nonaccretable to accretable with a positive impact on interest income. At September 30, 2009, there was no allowance for loan losses related to the purchased impaired loans.

For purchased loans not subject to the specialized accounting rules, differences between the purchase price and the unpaid principal balance at the date of acquisition are recorded in interest income over the life of the loan using a constant effective yield method. Decreases in expected cash flows after the purchase date are recognized by recording an additional allowance for loan losses.
Changes in the carrying amount and accretable yield for loans that evidenced deterioration at the acquisition date were as follows for the three months ended September 30, 2009.
Change in Purchased Impaired Loans Accretable Yield and Carrying Amount
(Amounts in thousands)

	Three and Nine Months Ended
	September 30, 2009
		Carrying
	Accretable	Amount
	Yield	of Loans
Balance at beginning of period	$—	$—
Purchases (1)	31,725	102,154
Payments received	—	(9,576)
Charge-offs/disposals	—	—
Reclassifications (to) from nonaccretable difference, net	—	—
Accretion	(2,419)	2,419

Balance at end of period	$29,306	$94,997

(1)	Represents the fair value of the loans at acquisition.
4. SECURITIES
Securities Portfolio
(Amounts in thousands)

	September 30, 2009					December 31, 2008
	Amortized	Gross Unrealized			Fair	Amortized	Gross Unrealized		Fair
	Cost	Gains		Losses	Value	Cost	Gains	Losses	Value
Securities Available-for-Sale
U.S. Treasury	$16,761		$308	$—	$17,069	$117,875	$9,795	$—	$127,670
U.S. Agencies	45,408		68	—	45,476	—	—	—	—
Collateralized mortgage obligations	182,137		8,693	—	190,830	263,393	4,664	(942)	267,115
Residential mortgage -backed securities	1,171,468		39,316	(112)	1,210,672	803,115	22,840	(13)	825,942
Corporate collateralized mortgage obligations	—		—	—	—	6,499	—	(259)	6,240
State and municipal	171,062		13,217	(13)	184,266	190,461	8,395	(259)	198,597

Total	$1,586,836		$61,602	$(125)	$1,648,313	$1,381,343	$45,694	$(1,473)	$1,425,564

Non-marketable Equity Securities

FHLB stock	$26,808		$—	$—	$26,808	$23,663	$—	$—	$23,663
Other	3,873		—	—	3,873	3,550	—	—	3,550

Total	$30,681	$		$—	$30,681	$27,213	$—	$—	$27,213

At September 30, 2009, gross unrealized gains in the securities available-for-sale portfolio totaled $61.6 million, and gross unrealized losses totaled $125,000, resulting in a net unrealized appreciation of $61.5 million.

The carrying value of securities available-for-sale, which were pledged to secure public deposits, trust deposits and for other purposes as permitted or required by law, totaled $755.6 million at September 30, 2009 and $778.3 million at December 31, 2008.
The following table presents the aggregate amount of unrealized losses and the aggregate related fair values of securities with unrealized losses as of September 30, 2009 and December 31, 2008. The securities presented are grouped according to the time periods during which the securities have been in a continuous unrealized loss position.
Securities In Unrealized Loss Position
(Amounts in thousands)

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
As of September 30, 2009
Residential mortgage-backed securities	$14,867	$(112)	$—	$—	$14,867	$(112)
State and municipal	—	—	632	(13)	632	(13)

Total	$14,867	$(112)	$632	$(13)	$15,499	$(125)

As of December 31, 2008
Collateralized mortgage obligations	$40,768	$(942)	$—	$—	$40,768	$(942)
Residential mortgage-backed securities	—	—	3,274	(13)	3,274	(13)
Corporate collateralized mortgage obligations	6,240	(259)	—	—	6,240	(259)
State and municipal	15,132	(219)	3,919	(40)	19,051	(259)

Total	$62,140	$(1,420)	$7,193	$(53)	$69,333	$(1,473)

The unrealized loss on securities in an unrealized loss position for greater than 12 months totaled $13,000. The unrealized losses reported for residential mortgage-backed securities were caused by increases in interest rates and the contractual cash flows of those investments are primarily guaranteed by either U.S. Government agencies or by U.S. Government-sponsored enterprises. Accordingly, we believe the credit risk embedded in these securities to be inherently low. The unrealized losses in our investments in state and municipal securities are due to increases in interest rates and the Company expects to recover the entire amortized cost basis of the securities.
Since the declines in fair value on our securities are attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at September 30, 2009.

Remaining Contractual Maturity of Securities
(Amounts in thousands)

	September 30, 2009
	Amortized	Fair
	Cost	Value
One year or less	$22,703	$23,037
One year to five years	110,210	115,742
Five years to ten years	89,164	95,469
After ten years	11,154	12,563
Collateralized mortgage obligations	182,137	190,830
Residential mortgage-backed securities	1,171,468	1,210,672
Non-marketable equity securities	30,681	30,681

Total	$1,617,517	$1,678,994

Securities Gains (Losses)
(Amounts in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Proceeds from sales	$119,650	$9,840	$256,967	$53,311

Gross realized gains	$479	$180	$8,431	$1,420
Gross realized losses	(788)	—	(901)	(140)

Net realized (losses) gains	$(309)	$180	$7,530	$1,280

Income tax provision on net realized (losses) gains	$(117)	$69	$2,861	$488
For additional details of the securities available-for-sale portfolio and the related impact of unrealized gains (losses) thereon, see Note 11, “Comprehensive Income.”
5. LOANS
Loan Portfolio (excluding covered assets) (1)
(Amounts in thousands)

	September 30,	December 31,
	2009	2008
Commercial and industrial	$3,888,744	$3,437,130
Owner-occupied commercial real estate	765,489	538,688

Total commercial	4,654,233	3,975,818

Commercial real estate	2,169,209	1,980,271
Commercial real estate — multifamily	466,098	403,690

Total commercial real estate	2,635,307	2,383,961

Construction	874,970	815,150
Residential real estate	316,795	328,138
Home equity	214,630	191,934
Personal	332,521	341,806

Total loans	$9,028,456	$8,036,807

(1)	Refer to Note 3 “FDIC Assisted Acquisition” for a detailed discussion on covered assets.

Total loans reported, excluding covered assets, are net of deferred loan fees and deferred loan origination costs of $27.3 million at September 30, 2009 and $21.0 million at December 31, 2008 and include overdrawn demand deposits totaling $20.9 million at September 30, 2009 and $37.5 million at December 31, 2008.
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
Book Value of Loans Pledged
(Amounts in thousands)

	September 30,	December 31,
	2009	2008
Loans pledged to secure:
Federal Reserve Bank discount window borrowings	$3,432,404	$3,522,226
Federal Loan Home Bank advances	453,853	735,660

Total	$3,886,257	$4,257,886

6. ALLOWANCE FOR LOAN LOSSES, RESERVE FOR UNFUNDED COMMITMENTS AND IMPAIRED LOANS
Allowance for Loan Losses (excluding covered assets) (1)
(Amounts in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Balance at beginning of period	$140,088	$79,021	$112,672	$48,891
Loans charged-off	(40,142)	(7,017)	(59,759)	(17,228)
Recoveries of loans previously charged-off	2,829	46	10,536	231

Net loans charged-off	(37,313)	(6,971)	(49,223)	(16,997)
Provision for loan losses	90,016	30,173	129,342	70,329

Balance at end of period	$192,791	$102,223	$192,791	$102,223

(1)	Refer to Note 3 “FDIC Assisted Acquisition” for a detailed discussion on covered assets.
A portion of our allowance for loan losses is allocated to loans deemed impaired. All impaired loans are included in nonperforming assets.
The reserve for unfunded commitments totaled $1.3 million at September 30, 2009.

Impaired, Nonaccrual, and Past Due Loans (excluding covered assets) (1)
(Amounts in thousands)

	September 30,	December 31,
	2009	2008
Impaired loans:
Impaired loans with valuation reserve required (2)	$112,661	$1,322
Impaired loans with no valuation reserve required	247,257	130,597

Total impaired loans	$359,918	$131,919

Nonperforming loans:
Nonaccrual loans	$359,918	$131,919
Loans past due 90 days and still accruing interest	—	—

Total nonperforming loans	$359,918	$131,919

Valuation reserve related to impaired loans	$42,031	$330
Interest income forgone on impaired loans (3)	$9,039	$4,079

(1)	Refer to Note 3 “FDIC Assisted Acquisition” for a detailed discussion on covered assets.

(2)	These impaired loans require a valuation reserve because the estimated value of the loans is less than the recorded investment in the loans.

(3)	Annualized interest for the nine months ended September 30, 2009.
The average recorded investment in impaired loans was $197.9 million and $58.5 million for the nine months ended September 30, 2009 and 2008, respectively.
7. GOODWILL AND OTHER INTANGIBLE ASSETS
Carrying Amount of Goodwill by Operating Segment
(Amounts in thousands)

	September 30,	December 31,
	2009	2008
Banking	$81,755	$81,755
PrivateWealth	12,928	13,290
Holding Company Activities	—	—

Total goodwill	$94,683	$95,045

Goodwill decreased by $362,000 during the third quarter 2009 due to an adjustment for tax benefits associated with the goodwill attributable to Lodestar, a subsidiary of the Company. Goodwill is not amortized but is subject to impairment tests at least annually or more often if events or circumstances indicate that there may be impairment. Our annual goodwill impairment test will be completed during the fourth quarter 2009.
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

Other Intangible Assets
(Amounts in thousands)

	Gross Carrying Amount		Accumulated Amortization		Net Carrying Amount
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2009	2008	2009	2008	2009	2008
Core deposit intangible	$18,093	$5,715	$2,730	$2,039	$15,363	$3,676
Client relationships	4,900	3,600	1,672	1,438	3,228	2,162
Assembled workforce	736	736	306	30	430	706

Total	$23,729	$10,051	$4,708	$3,507	$19,021	$6,544

During the third quarter 2009, we recognized $12.4 million and $1.3 million in core deposit and client relationship intangibles, respectively, in connection with the Founders transaction. Amortization expense totaled $547,000 for the quarter ended September 30, 2009 and $241,000 for the quarter ended September 30, 2008. Amortization expense totaled $1.2 million for the nine months ended September 30, 2009 and $897,000 for the nine months ended September 30, 2008
Remaining Amortization Period of Other Intangible Assets
(in months)

Total

Core deposit intangible	86
Client relationships	116
Assembled workforce	26

Total	90

Scheduled Amortization of Other Intangible Assets
(Amounts in thousands)

Total
Year ending December 31,
2009:
Remaining three months	$532
2010	1,645
2011	1,487
2012	2,673
2013	3,101
2014 and thereafter	9,583

Total	$19,021

8. SHORT-TERM BORROWINGS
Summary of Short-term Borrowings
(Amounts in thousands)

	September 30, 2009		December 31, 2008
	Amount	Rate	Amount	Rate
Securities sold under agreements to repurchase	$2,352	0.60%	$102,083	1.46%
Borrowings under Federal Reserve Bank programs	500,000	0.25%	—	—
Federal funds purchased	—	—	200,000	0.36%
Federal Home Loan Bank advances	188,000	2.75%	218,002	2.50%
Contingent convertible senior notes	—	—	114,680	3.63%
Credit facility	—	—	20,000	1.73%

Total short-term borrowings	$690,352		$654,765

Securities sold under agreements to repurchase and federal funds purchased generally mature within 1 to 90 days from the transaction date. Securities sold under agreements to repurchase are treated as financings, and the obligations to repurchase securities sold are reflected as a liability in the Consolidated Statements of Financial Condition. Repurchase agreements are secured by U.S. Treasury, mortgage-backed securities or collateralized mortgage obligations and, if required, are held in third party pledge accounts. During the second quarter 2009, we redeemed a $97.0 million repurchase agreement in connection with the sale of the related collateral, incurring a $1.0 million early extinguishment of debt charge. The securities underlying the agreements remain in the respective asset accounts. As of September 30, 2009, we did not have amounts at risk under repurchase agreements with any individual counterparty or group of counterparties that exceeded 10% of stockholders’ equity.
Our subsidiary banks had unused overnight fed funds borrowings available for use of $230.0 million at September 30, 2009 and $171.0 million at December 31, 2008. Our total availability of overnight fed fund borrowings is not a committed line of credit and is dependent upon lender availability. At September 30, 2009, we also had $2.2 billion in borrowing capacity with $500.0 million outstanding through the Federal Reserve Bank discount window’s primary credit program, which includes federal term auction facilities. Our borrowing capacity changes each quarter subject to available collateral and FRB discount factors.
Incident to the merger of our bank subsidiaries other than The PrivateBank, N.A. into The PrivateBank-Chicago, and because The PrivateBank-Chicago is not a FHLB member, our access to FHLB borrowings has been reduced to that available through our remaining FHLB member bank, The PrivateBank, N.A. Advances outstanding prior to the bank mergers remain outstanding to the extent not matured and are secured by qualifying residential and multi-family mortgages and state and municipal and mortgage-related securities. FHLB advances reported as short-term borrowings represent advances with a remaining maturity of one year or less. Our short-term FHLB advances have a weighted average interest rate of 2.75% at September 30, 2009 and 2.50% at December 31, 2008, payable monthly. At September 30, 2009, the weighted average remaining maturities of FHLB short-term advances were 6 months.
During the first and second quarter 2009, we redeemed all of the $115.0 million in outstanding principal amount of our contingent convertible senior notes at a redemption price in cash equal to 100% of the principal amount, plus accrued and unpaid interest. The senior convertible notes were issued in March 2007 and paid interest semi-annually at a fixed rate of 3.63% per annum. The notes were convertible under certain circumstances into cash and, if applicable, shares of the Company’s common stock at an initial conversion price of $45.05 per share and were scheduled to mature on March 15, 2027.
During the first quarter 2009, we repaid in full $20.0 million under the credit facility. The credit facility matured in the third quarter 2009 and was not renewed by us.
9. LONG-TERM DEBT
Long-Term Debt
(Amounts in thousands)

	September 30,	December 31,
	2009	2008
Parent Company:
2.94% junior subordinated debentures due 2034 (1)(a)	$8,248	$8,248
6.00% junior subordinated debentures due 2035 (2)(a)	51,547	51,547
6.10% junior subordinated debentures due 2035 (3)(a)	41,238	41,238
10.00% junior subordinated debentures due 2068 (a)	143,760	143,760

Subtotal	244,793	244,793

Subsidiaries:
Federal Home Loan Bank advances	253,380	254,000
3.79% subordinated debt facility due 2015 (4)(b)	120,000	120,000

Subtotal	373,380	374,000

Total long-term debt	$618,173	$618,793

(1)	Variable rate in effect at September 30, 2009, based on three-month LIBOR + 2.65%.

(2)	Rate remains in effect until September 15, 2010, then reverts to variable at three-month LIBOR + 1.71%.

(3)	Rate remains in effect until December 15, 2010, then reverts to variable at three-month LIBOR + 1.50%.

(4)	Variable rate in effect at September 30, 2009, based on three-month LIBOR + 3.50%.

(a)	Qualify as Tier I capital for regulatory capital purposes, subject to certain limits.

(b)	Qualify as Tier II capital for regulatory capital purposes.

The amounts above are reported net of any unamortized discount and fair value adjustments recognized in connection with debt acquired through acquisitions.
We have $244.8 million in junior subordinated debentures issued to four separate wholly-owned trusts for the purpose of issuing Company-obligated mandatorily redeemable preferred securities. Refer to Note 10, “Junior Subordinated Debentures,” for further information on the nature and terms of these and previously issued debentures.
Long-term advances from the FHLB had weighted-average interest rates of 3.08% at September 30, 2009 and 3.33% at December 31, 2008. These advances, which had a combination of fixed and floating interest rates, were secured by qualifying residential and multi-family mortgages and state and municipal and mortgage-related securities. At September 30, 2009, the weighted average remaining maturities of FHLB long-term advances were 24 months.
The PrivateBank — Chicago has $120.0 million outstanding under a 7-year subordinated debt facility. The debt facility has a variable rate of interest based on LIBOR plus 3.50%, per annum, payable quarterly and re-prices quarterly. The debt may be prepaid at any time prior to maturity without penalty and is subordinate to our senior indebtedness.
We reclassify long-term debt to short-term borrowings when the remaining maturity becomes less than one year.
Scheduled Maturities of Long-Term Debt
(Amounts in thousands)

Total
Year ending December 31,
2010	$85,000
2011	118,380
2012	35,000
2013	5,000
2014 and thereafter	374,793

Total	$618,173

10. JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES HELD BY TRUSTS THAT ISSUED GUARANTEED CAPITAL DEBT SECURITIES
As of September 30, 2009, we sponsored and wholly owned 100% of the common equity of four trusts that were formed for the purpose of issuing Company-obligated mandatorily redeemable preferred securities (“Trust Preferred Securities”) to third-party investors and investing the proceeds from the sale of the Trust Preferred Securities solely in junior subordinated debt securities of the Company (the “Debentures”). The Debentures held by the trusts, which totaled $244.8 million, are the sole assets of each trust. Our obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The guarantee covers the distributions and payments on liquidation or redemption of the Trust Preferred Securities, but only to the extent of funds held by the trusts. We have the right to redeem the Debentures in whole or in part, on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date. We used the proceeds from the sales of the Debentures for general corporate purposes.
Under current accounting rules, the trusts qualify as variable interest entities for which we are not the primary beneficiary and therefore ineligible for consolidation. Accordingly, the trusts are not consolidated in our financial statements. The subordinated debentures issued by us to the trust are included in our Consolidated Statements of Financial Condition as “long-term debt” with the corresponding interest distributions recorded as interest expense. The common shares issued by the trust are included in other assets in our Consolidated Statements of Financial Condition.

Common Shares, Preferred Securities, and Related Debentures
(Amounts and number of shares in thousands)

			Trust				Principal Amount of
		Common	Preferred		Earliest		Debentures
	Issuance	Shares	Securities	Coupon	Redemption		September 30,	December 31,
	Date	Issued	Issued (1)	Rate (2)	Date (3)	Maturity	2009	2008

Bloomfield Hills Statutory Trust I	May 2004	$248	$8,000	2.94%	Jun. 17, 2009	Jun. 2034	$8,248	$8,248

PrivateBancorp Statutory Trust II	Jun. 2005	1,547	50,000	6.00%	Sep. 15, 2010	Sep. 2035	51,547	51,547

PrivateBancorp Statutory Trust III	Dec. 2005	1,238	40,000	6.10%	Dec. 15, 2010	Dec. 2035	41,238	41,238

PrivateBancorp Statutory Trust IV	May 2008	10	143,750	10.00%	Jun. 13, 2013	Jun. 2068	143,760	143,760

Total		$3,043	$241,750				$244,793	$244,793

(1)
The trust preferred securities accrue distributions at a rate equal to the interest rate and have a maturity identical to that of the related debentures. The trust preferred securities will be redeemed upon maturity of the related debentures.

(2)
Reflects the coupon rate in effect at September 30, 2009. The coupon rate for the Bloomfield Hills Statutory Trust I is a variable rate and is based on three month LIBOR plus 2.65% with distributions payable quarterly. The coupon rates for the PrivateBancorp Statutory Trusts II and III are fixed for the initial five years from issuance and thereafter at a variable rate based on three-month LIBOR plus 1.71% for Trust II and three-month LIBOR plus 1.50% for Trust III. The coupon rate for the PrivateBancorp Statutory Trust IV is fixed. Distributions are payable quarterly. We have the right to defer payment of interest on the debentures at any time or from time to time for a period not exceeding five years provided no extension period may extend beyond the stated maturity of the debentures. During such extension period, distributions on the trust preferred securities will also be deferred, and our ability to pay dividends on our common stock will be restricted.

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

11. COMPREHENSIVE INCOME
Comprehensive income includes net income as well as certain items that are reported directly within a separate component of stockholders’ equity that are not considered part of net income. Currently, our accumulated other comprehensive income consists of the unrealized gains (losses) on securities available-for-sale.
Components of Other Comprehensive Income
(Amounts in thousands)

	Nine Months Ended September 30,
	2009			2008
	Before	Tax	Net of	Before	Tax	Net of
	Tax	Effect	Tax	Tax	Effect	Tax
Securities available-for-sale:
Unrealized holding gains (losses)	$25,152	$9,694	$15,458	$(8,651)	$(3,343)	$(5,308)
Less: Reclassification of net gains included in net income	(7,896)	(3,031)	(4,865)	(1,112)	(413)	(699)

Net unrealized holding gains (losses)	$17,256	$6,663	$10,593	$(9,763)	$(3,756)	$(6,007)

Change in Accumulated Other Comprehensive Income
(Amounts in thousands)

Total
Accumulated
Other
Comprehensive
Income
Balance, December 31, 2007	$7,934
Nine months 2008 other comprehensive loss	(6,007)

Balance, September 30, 2008	$1,927

Balance, December 31, 2008	$27,568
Nine months 2009 other comprehensive income	10,593

Balance, September 30, 2009	$38,161

12. EARNINGS PER COMMON SHARE
Basic and Diluted Earnings per Share
(Amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Basic earnings per common share

Net loss attributable to controlling interests	$(27,810)	$(7,621)	$(14,822)	$(30,312)
Preferred dividends and discount accretion of preferred stock	3,385	146	9,054	400

Net loss available to common stockholders	(31,195)	(7,767)	(23,876)	(30,712)
Less: Earnings allocated to participating stockholders	—	—	—	—

Earnings allocated to common stockholders	$(31,195)	$(7,767)	$(23,876)	$(30,712)

Weighted-average common shares outstanding	46,047	31,634	38,756	28,822
Basic earnings per common share	$(0.68)	$(0.25)	$(0.62)	$(1.07)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Diluted earnings per common share

Earnings allocated to common stockholders (1)	$(31,195)	$(7,767)	$(23,876)	$(30,712)

Weighted-average common shares outstanding (2):
Weighted-average common shares outstanding	46,047	31,634	38,756	28,822
Dilutive effect of stock awards	—	—	—	—
Dilutive effect of convertible preferred stock	—	—	—	—

Weighted-average diluted common shares outstanding	46,047	31,634	38,756	28,822

Diluted earnings per common share	$(0.68)	$(0.25)	$(0.62)	$(1.07)

(1)
Earnings allocated to common stockholders for basic and diluted earnings per share may differ under the two-class method as a result of adding common stock equivalents for options and warrants to dilutive shares outstanding, which alters the ratio used to allocate earnings to common stockholders and participating securities for the purposes of calculating diluted earnings per share.

(2)
As a result of the net loss for the quarter and nine months ended September 30, 2008 and September 30, 2009, there is no adjustment to basic weighted average shares outstanding for the dilutive effect of stock-based awards as it results in anti-dilution.

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
13. INCOME TAXES
Income Tax Provision Analysis
(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Current income tax provision	$9,275	$6,182	$28,198	$6,450
Deferred income tax benefit	(28,064)	(11,612)	(39,206)	(27,024)

Income tax benefit as reported	$(18,789)	$(5,430)	$(11,008)	$(20,574)

Effective tax rate	(40.4%)	(41.9%)	(42.9%)	(40.6%)
Net deferred tax assets totaled $83.0 million at September 30, 2009 and $44.4 million at December 31, 2008. Net deferred tax assets are included in other assets in the accompanying Consolidated Statements of Financial Condition and no valuation allowance is recorded. In assessing whether a deferred tax asset valuation allowance is needed, we considered the negative evidence associated with a cumulative pre-tax loss for financial statement purposes for the three-year period ended September 30, 2009. We also considered the positive evidence associated with taxable income being generated in 2009, reversing taxable temporary differences in future periods, including income associated with the unrealized gains in our investment securities portfolio, and our ability to generate future taxable income over a relatively short time period.
We have concluded that based on the weight given to this positive evidence, it is more likely than not that the deferred tax asset will be realized.
As of September 30, 2009, there were $667,000 of unrecognized tax benefits relating to uncertain tax positions that were included in the Consolidated Statements of Financial Condition.
14. MATERIAL TRANSACTIONS AFFECTING STOCKHOLDERS’ EQUITY
Conversion of Preferred Stock to Common Stock
In June 2009, we amended our amended and restated certificate of incorporation to (1) create a new class of non-voting common stock (the “Non-voting Common Stock”), and (2) amend and restate the Certificate of Designations of the Company’s Series A Junior Nonvoting Preferred Stock (the “Series A Preferred Stock”) to provide, among other things, that the shares of Series A Preferred Stock are convertible only into shares of Non-voting Common Stock. Under the amended terms of the Series A Preferred Stock, each share of Series A Preferred Stock is convertible into one share of Non-voting Common Stock. We issued 1,951,037 shares of Non-voting Common Stock to Golder Rauner II, LLC (collectively, “GTCR”) upon notice of conversion by GTCR of all of its 1,951.037 shares of Series A Preferred Stock. The shares of Series A Preferred Stock held and converted by GTCR represented all of the issued and outstanding shares of Series A Preferred Stock on such date. We also entered into an amendment to our existing Preemptive and Registration Rights Agreement with GTCR pursuant to which we agreed, among other things, to register the shares of common stock issuable upon conversion of the newly issued shares of Non-voting Common Stock for resale under the Securities Act of 1933.
Issuance of Common Stock
In May 2009, we completed an underwritten public offering of 11.6 million shares of newly issued common stock at a public offering price of $19.25 per share. The underwriters of the offering partially exercised their over-allotment option and purchased an additional 266,673 shares of newly issued common stock. We had granted the underwriters an over-allotment option to purchase an additional 1.74 million shares. The net proceeds from the offering, including the partial exercise of the over-allotment option, were approximately $217 million after deducting underwriting commissions but before offering expenses. The net proceeds from the offering qualify as tangible common equity and Tier 1 capital and are being used for working capital and general corporate purposes.

TARP Capital Purchase Program
In January 2009, we issued 243,815 shares of fixed rate cumulative perpetual preferred stock, Series B (“Series B Preferred Stock”) to the United States Treasury (“U.S. Treasury”) under the TARP Capital Purchase Program (“CPP”) of the Emergency Economic Stabilization Act of 2008 for proceeds of $243.8 million. Cumulative dividends on the Series B Preferred Stock are payable at 5% per annum for the first five years and at a rate of 9% per annum thereafter on the liquidation preference of $1,000 per share. We are prohibited from paying any dividend with respect to shares of our common stock unless all accrued and unpaid dividends are paid in full on the Series B Preferred Stock for all past dividend periods. The Series B Preferred Stock is non-voting, other than class voting rights on matters that could adversely affect the Series B Preferred Stock. The Series B Preferred Stock is callable at par after three years. Prior to the end of three years, the Series B Preferred Stock may be redeemed with the proceeds from one or more qualified equity offerings of any Tier 1 perpetual preferred or common stock of at least $61.0 million (each a “Qualified Equity Offering”). The redemption price is equal to the sum of the liquidation amount per share and any accrued and unpaid dividends on the Series B preferred Stock. The U.S. Treasury may also transfer the Series B Preferred Stock to a third party at any time. Notwithstanding the foregoing limitations, the American Recovery and Reinvestment Act of 2009 (“ARRA”) requires the U.S. Treasury, subject to consultation with appropriate banking regulators, to permit participants in the CPP to redeem preferred stock issued under the CPP without regard to whether the recipient has completed a Qualified Equity Offering or replaced such funds from any other source, or to any waiting period.
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
The Series B Preferred Stock and the warrants issued under the CPP are accounted for as permanent equity on the Consolidated Statements of Financial Condition. The proceeds received were allocated between the Series B Preferred Stock and the warrants based upon their relative fair values as of January 30, 2009, the date of issuance, which resulted in the recording of a discount on the Series B Preferred Stock upon issuance that reflects the value allocated to the warrants. The discount is accreted by a charge to retained earnings using a level-yield method over five years and reported as a reduction of income applicable to common equity over that period. The allocated carrying value of the Series B Preferred Stock and warrants on the date of issuance (based on their relative fair values) were $236.3 million and $7.6 million, respectively. The Series B Preferred Stock and warrants qualify as Tier 1 regulatory capital.
Under the terms of our agreements with the U.S. Treasury in connection with our participation in the CPP, we may increase quarterly common stock dividends at any time, but are precluded from raising the quarterly dividend above $0.075 per share prior to January 30, 2012, the date that is three years following the sale of the Series B Preferred Stock to the U. S. Treasury. Furthermore, as a bank holding company, our ability to pay dividends is subject to the guidelines of the Federal Reserve regarding capital adequacy and dividends and we are required to consult with the Federal Reserve before declaring or paying any dividends. Dividends also may be limited as a result of safety and soundness considerations. Refer to the section entitled “Supervision and Regulation” in our 2008 Annual Report on Form 10-K, as amended, for a discussion of regulatory and other restrictions on dividend declarations. Our quarterly common stock dividend for the third quarter was $0.01 per share, consistent with the first and second quarter 2009 dividend payments.
15. DERIVATIVE INSTRUMENTS
We are an end-user of certain derivative financial instruments which we use to manage our exposure to interest rate and foreign exchange risk. We also use these instruments for client accommodation as we make a market in derivatives for our clients.

None of the end-user and client related derivatives have been designated as hedging instruments. Both end-user and client related derivatives are recorded at fair value in the Consolidated Statements of Financial Condition as either derivative assets or derivative liabilities, with changes in their fair value recorded in current earnings. Refer to Table A for the fair values of our derivative instruments on a gross basis as of September 30, 2009, and where they are recorded in the Consolidated Statements of Financial Condition and Table B for the related net gains/(losses) recognized during the three-month period ended September 30, 2009, and where they are recorded in the Consolidated Statements of Income.
Derivative assets and liabilities are recorded at fair value in the Consolidated Statements of Financial Condition, after taking into account the effects of master netting agreements as allowed under authoritative accounting guidance.
Derivatives expose us to credit risk measured as replacement cost (current positive mark to market value plus potential future exposure from positive movements in mark to market). Credit risk is managed through the bank’s standard underwriting process. Actual exposures are monitored against various types of credit limits established to contain risk within parameters. Additionally, credit risk is managed through the use collateral and netting agreements.
End-User Derivatives — We enter into derivatives that include commitments to fund certain mortgage loans to be sold into the secondary market and forward commitments for the future delivery of residential mortgage loans. It is our practice to enter into forward commitments for the future delivery of fixed rate residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates on our commitments to fund the loans as well as on our portfolio of mortgage loans held-for-sale. At September 30, 2009, we had approximately $32.7 million of interest rate lock commitments and $51.7 million of forward commitments for the future delivery of residential mortgage loans with rate locks.
We are also exposed at times to foreign exchange risk as a result of issuing loans in which the principal and interest are settled in a currency other than US dollars. Currently our exposure is to the British pound and we manage this risk by using currency forward derivatives.
Client Related Derivatives — We offer, through our Capital Markets group, an extensive range of over-the-counter interest rate and foreign exchange derivatives to our clients including but not limited to interest rate swaps, options on interest rate swaps, interest rate options (also referred to as Caps, Floors, Collars, etc.), foreign exchange forwards and options as well as cash products such as foreign exchange spot transactions. These client generated activities are structured to mitigate our exposure to market risk through the execution of off-setting positions with inter-bank dealer counterparties. This permits the Capital Markets group to offer customized risk management solutions to our clients while maintaining high capital velocity. Although transactions originated by Capital Markets do not expose us to overnight market risk, they do expose us to other risks including counterparty credit, settlement, and operational risk.
To accommodate our loan clients, we occasionally enter into risk participation agreements (RPAs) with counterparty banks to either accept or transfer a portion of the credit risk related to their interest rate derivatives. This allows clients to execute an interest rate derivative with one bank while allowing for distribution of the credit risk between participating members. We have entered into written RPAs for terms ranging from two-to-five years in which the bank accepts a portion of the credit risk associated with a loan client’s interest rate derivative in exchange for a fee. The bank manages this credit risk through its loan underwriting process and when appropriate the RPA is backed by collateral provided by our clients under their loan agreement.
The current payment/performance risk of written RPAs is assessed using internal risk ratings which range from 1 to 8 with the latter representing the highest credit risk. The risk rating is based on several factors including the financial condition of the RPA’s underlying derivative counterparty, present economic conditions, performance trends, leverage, and liquidity. As of September 30, 2009, written RPAs were assigned a risk rating of between 3 and 6.
The maximum potential amount of future undiscounted payments that we could be required to make under our written risk participation agreements is approximately $4.7 million. This assumes that the underlying derivative counterparty defaults and that the floating interest rate index of the underlying derivative remains at zero percent. In the event that we would have to pay out any amounts under our RPAs, we will seek to recover these from assets that our clients pledged as collateral for the derivative and the related loan. We believe that proceeds from the liquidation of the collateral will cover approximately 68% of the maximum potential amount of future payments under our outstanding RPAs. At September 30, 2009, the fair value of written RPAs totaled ($111,000).

Table A
Consolidated Statement of Financial Condition Location of and Fair Value of Derivative Instruments
(Amounts in thousands)

	As of September 30, 2009
	Assets Derivatives		Liability Derivatives
	Notional/Contract		Notional/Contract
	Amount (1)	Fair Value	Amount (1)	Fair Value
Capital markets group derivatives (2):
Interest rate contracts	$2,515,573	$80,005	$2,515,573	$81,511
Foreign exchange contracts	121,946	5,207	121,946	4,906
Credit contracts	4,629	3	62,968	111

Total fair value capital markets group derivatives		85,215		86,528
Netting adjustments (3)		(1,431)		(1,431)

Total capital markets group derivatives		$83,784		$85,097

Other derivatives (4):
Foreign exchange derivatives	2,836	$103		$—
Mortgage banking derivatives		100		124

Total other derivatives		203		124

Total derivatives not designated in a hedging relationship		$83,987		$85,221

(1)	The weighted average notional amounts are shown for interest rate and credit contracts.

(2)	Capital market group asset and liability derivatives are reported as Derivative assets and Derivative liabilities on the Consolidated Statement of Condition, respectively.

(3)
Represents netting of derivative asset and liability balances, and related cash collateral, with the same counterparty subject to master netting agreements. Authoritative accounting guidance permits the netting of derivative receivables and payables when a legally enforceable master netting agreement exists between the Company and a derivative counterparty. A master netting agreement is an agreement between two counterparties who have multiple derivative contracts with each other that provide for the net settlement of contracts through a single payment, in a single currency, in the event of default on or termination of any one contract.

(4)	Other derivative assets and liabilities are included in Other assets and Other liabilities on the Consolidated Statement of Condition, respectively.
Table B
Consolidated Statement of Income Location of and Gain (Loss) Recognized
(Amounts in thousands)

		Three Months	Nine Months
		Ended	Ended
	Location	September 30, 2009	September 30, 2009
Capital markets group derivatives:
Interest rate contracts	Capital markets products income	$(846)	$13,141
Foreign exchange contracts	Capital markets products income	509	1,600
Credit contracts	Capital markets products income	15	—

Total capital markets group derivatives		$(322)	$14,741

Other derivatives:
Foreign exchange derivatives	Banking and other services	$90	$(249)
Mortgage banking derivatives	Banking and other services	(24)	49

Total other derivatives		66	(200)

Total derivatives not designated in a hedging relationship		$(256)	$14,541

Certain of our derivative contracts contain embedded credit risk contingent features that if triggered either allow the derivative counterparty to terminate the derivative or require additional collateral. These contingent features are triggered if we do not meet specified financial performance indicators such as capital or credit ratios.
The aggregate fair value of all derivatives and RPA transactions subject to credit risk contingency features that are in a net liability position on September 30, 2009, totaled $58.3 million for which we have posted collateral of $56.7 million in the normal course of business. If the credit risk contingency features were triggered on September 30, 2009, we would be required to post an additional $1.0 million of collateral to our derivative counterparties and immediately settle outstanding derivative instruments for $39.5 million, not taking into account posted collateral.
16. COMMITMENTS, GUARANTEES, AND CONTINGENT LIABILITIES
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
Contractual or Notional Amounts of Financial Instruments
(Amounts in thousands)

	September 30,	December 31,
	2009	2008
Commitments to extend credit:
Home equity lines	$177,081	$149,845
All other commitments	3,403,437	2,950,498
Letters of credit:
Standby	225,349	201,767
Commercial	690	9,697
Commitments to extend credit are agreements to lend funds to a client as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and variable interest rates tied to the prime rate or LIBOR and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash-flow requirements.
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
The maximum potential future payments guaranteed by the Company under standby letters of credit arrangements are equal to the contractual amount of the commitment. The unamortized fees associated with standby letters of credit, which is included in other liabilities in the Consolidated Statements of Financial Condition, totaled $704,000 as of September 30, 2009. We amortize these amounts into income over the commitment period. As of September 30, 2009, standby letters of credit had a remaining weighted-average term of approximately 15 months, with remaining actual lives ranging from less than 1 year to 8 years.

Legal Proceedings
As of September 30, 2009, there were certain legal proceedings pending against us and our subsidiaries in the ordinary course of business. We do not believe that liabilities, individually or in the aggregate, arising from these proceedings, if any, would have a material adverse effect on our consolidated financial condition or results of operations as of September 30, 2009.
17. FAIR VALUE
We measure, monitor, and disclose certain of our assets and liabilities on a fair value basis. Fair value is used on a recurring basis to account for securities available-for-sale, derivative assets, and derivative liabilities. In addition, fair value is used on a non-recurring basis to apply lower-of-cost-or-market accounting to foreclosed real estate; evaluate assets or liabilities for impairment, including collateral-dependent impaired loans and for disclosure purposes. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Depending on the nature of the asset or liability, we use various valuation techniques and input assumptions when estimating fair value.
U.S. GAAP requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value and establishes a fair value hierarchy that prioritizes the inputs used to measure fair value into three broad levels based on the reliability of the input assumptions. The hierarchy gives the highest priority to level 1 measurements and the lowest priority to level 3 measurements. The three levels of the fair value hierarchy are defined as follows:
•	Level 1 — Unadjusted quoted prices for identical assets or liabilities traded in active markets.
•
Level 2 — Observable inputs other than level 1 prices, such as quoted prices for similar instruments; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
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
Securities Available-for-Sale — Securities available-for-sale includes U.S. Treasury, collateralized mortgage obligations, residential mortgage-backed securities, corporate collateralized mortgage obligations and state and municipal securities. Substantially all available-for-sale securities are fixed income instruments that are not quoted on an exchange, but may be traded in active markets. The fair value of these securities is based on quoted market prices obtained from external pricing services or dealer market participants where trading in an active market exists. In obtaining such data from external pricing services, we have evaluated the methodologies used to develop the fair values in order to determine whether such valuations are representative of an exit price in our principal markets. The principal markets for our securities portfolio are the secondary institutional markets, with an exit price that is predominantly reflective of bid level pricing in those markets. U.S. Treasury securities have been classified in level 1 of the valuation hierarchy. Virtually all other remaining securities are classified in level 2 of the valuation hierarchy.
Collateral-Dependent Impaired Loans — The carrying value of impaired loans is disclosed in Note 6, “Allowance for Loan Losses and Impaired Loans.” We do not record loans at fair value on a recurring basis. However, from time to time, fair value adjustments are recorded on these loans to reflect (1) partial write-downs that are based on the current appraised or market-quoted value of the underlying collateral or (2) the full charge-off of the loan carrying value. In some cases, the properties for which market quotes or appraised values have been obtained are located in areas where comparable sales data is limited, outdated, or unavailable. Accordingly, fair value estimates, including those obtained from real estate brokers or other third-party consultants, for collateral-dependent impaired loans are classified in level 3 of the valuation hierarchy.

Other Real Estate Owned (“OREO”) — OREO is valued based on third-party appraisals of each property and our judgment of other relevant market conditions and are classified in level 3 of the valuation hierarchy.
Derivative Assets and Derivative Liabilities — Client related derivative instruments with positive fair values are reported as an asset and derivative instruments with negative fair value are reported as liabilities and after taking into account the effects of master netting agreements. The fair value of client related derivative assets and liabilities are determined based on the fair market value as quoted by broker-dealers using standardized industry models, third party advisors using standardized industry models, or internally generated models based primarily on observable inputs. Client related derivative assets and liabilities are generally classified in level 2 of the valuation hierarchy.
Other Assets and Other Liabilities — Included in Other Assets and Other Liabilities are end-user derivative instruments that we use to manage our foreign exchange and interest rate risk. End-user derivative instruments with positive fair value are reported as an asset and end-user derivative instruments with a negative fair value are reported as liabilities and after taking into account the effects of master netting agreements. The fair value of end-user derivative assets and liabilities are determined based on the fair market value as quoted by broker-dealers using standardized industry models, third party advisors using standardized industry models, or internally generated models based primarily on observable inputs. End-user derivative assets and liabilities are classified in level 2 of the valuation hierarchy.
Assets and Liabilities Measured at Fair Value
The following table provides the hierarchy level and fair value for each major category of assets and liabilities measured at fair value at September 30, 2009 and December 31, 2008.
Fair Value Measurements
(Amounts in thousands)

	September 30, 2009
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Assets and liabilities measured at fair value on a recurring basis
Assets:
Securities available-for-sale
U.S. Treasury	$17,069	$—	$—	$17,069
U.S. Agencies	—	45,476	—	45,476
Collateralized mortgage obligations	—	190,830	—	190,830
Residential mortgage-backed securities	—	1,210,672	—	1,210,672
State and municipal	—	180,651	3,615	184,266

Total securities available-for-sale	17,069	1,627,629	3,615	1,648,313
Derivative assets	—	82,428	1,356	83,784
Other assets (1)	—	203	—	203

Total assets	$17,069	$1,710,260	$4,971	$1,732,300

Liabilities:
Derivative liabilities	$—	$84,986	$111	$85,097
Other liabilities (2)	—	124	—	124

Total liabilities	$—	$85,110	$111	$85,221

Assets measured at fair value on a non-recurring basis
Collateral-dependent impaired loans net of reserve for loan losses	$—	$—	$317,887	$317,887
OREO	—	—	36,705	36,705

Total assets	$—	—	354,592	354,592

(1)	Other assets include derivatives for commitments to fund certain mortgage loans.

(2)	Other liabilities include derivatives for commitments to fund certain mortgage loans and end-user foreign exchange derivative.

	December 31, 2008
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Assets and liabilities measured at fair value on a recurring basis
Assets:
Securities available-for-sale	$127,670	$1,294,279	$3,615	$1,425,564
Derivative assets	—	74,561	9	74,570
Other assets (1)	—	116	—	116

Total assets	$127,670	$1,368,956	$3,624	$1,500,250

Liabilities:
Derivative liabilities	$—	$76,038	$30	$76,068
Other liabilities (2)	—	1	—	1

Total liabilities	$—	$76,039	$30	$76,069

Assets measured at fair value on a non-recurring basis
Collateral-dependent impaired loans net of allowance for loan losses	$—	$—	$131,589	$131,589
OREO	—	—	23,823	23,823

Total assets	$—	$—	$155,412	$155,412

(1)	Other assets include derivatives for commitments to fund certain mortgage loans.

(2)	Other liabilities include derivatives for commitments to fund certain mortgage loans and end-user foreign exchange derivative.
At September 30, 2009, we had collateral-dependent impaired loans with a carrying value of $359.9 million, a specific reserve of $42.0 million and a fair value of $317.9 million. The specific reserve for impaired loans included a write-down of $37.3 million during the third quarter 2009.
Reconciliation of Beginning and Ending Fair Value For Those
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(Amounts in thousands)

	Three Months Ended September 30,
	2009					2008
	State and
	municipal
	Securities					Securities
	Available-	Impaired		Derivative	Derivative	Available-
	For-Sale	Loans	OREO	Assets	(Liabilities)	For-Sale
Balance at beginning of period	$3,615	$166,679	$29,236	$3	$(40)	$3,741
Total gains (losses):
Included in earnings (1)	—	(37,313)	(1,927)	—	(60)	—
Included in other comprehensive income	—	—	—	—	—	—
Purchases, sales, issuances and settlements	—	188,521	9,396	—	(11)	—
Transfers in (out) of level 3	—	—	—	1,353	—	—

Balance at end of period	$3,615	$317,887	$36,705	$1,356	$(111)	$3,741

Change in unrealized losses in earnings relating to assets and liabilities still held at end of period	$—	$25,184	$2,630	$—	$60	$—

(1)
Amounts disclosed in this line are included in the following line items in the Consolidated Statements of Income: impaired loans in provision for loan losses, OREO in other expenses, and derivative assets and derivative liabilities in capital markets products income.

	Nine Months Ended September 30,
	2009					2008
	State and
	municipal
	Securities					Securities
	Available-	Impaired		Derivative	Derivative	Available-
	For-Sale	Loans	OREO	Assets	(Liabilities)	For-Sale
Balance at beginning of period	$3,615	$131,589	$23,823	$9	$(30)	$3,820
Total gains (losses):
Included in earnings (1)	—	(49,223)	(2,779)	(6)	5	—
Included in other comprehensive income	—	—	—	—	—	1
Purchases, sales, issuances and settlements	—	235,521	15,661	—	(86)	(80)
Transfers in (out) of level 3	—	—	—	1,353	—	—

Balance at end of period	$3,615	$317,887	$36,705	$1,356	$(111)	$3,741

Change in unrealized losses (gains) in earnings relating to assets and liabilities still held at end of period	$—	$41,701	$3,758	$—	$(5)	$—

(1)
Amounts disclosed in this line are included in the following line items in the Consolidated Statements of Income: impaired loans in provision for loan losses, OREO in other expenses, and derivative assets and derivative liabilities in capital markets products income.

U.S. GAAP requires disclosure of the estimated fair values of certain financial instruments, both assets and liabilities, on and off-balance sheet, for which it is practical to estimate the fair value. Because the estimated fair values provided herein exclude disclosure of the fair value of certain other financial instruments and all non-financial instruments, any aggregation of the estimated fair value amounts presented would not represent our underlying value. Examples of non-financial instruments having significant value include the future earnings potential of significant customer relationships and the value of The PrivateWealth Group’s operations and other fee-generating businesses. In addition, other significant assets including property, plant, and equipment and goodwill are not considered financial instruments and, therefore, have not been valued.
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
Short-term financial assets and liabilities — For financial instruments with a shorter-term or with no stated maturity, prevailing market rates, and limited credit risk, the carrying amounts approximate fair value. Those financial instruments include cash and due from banks, funds sold and other short-term investments, accrued interest receivable, and accrued interest payable.
Mortgages held for sale — The fair value of mortgages held for sale are based on quoted market rates or, in the case where a firm commitment has been made to sell the loan, the firm committed price.
Securities Available-for-Sale — The fair value of securities is based on quoted market prices or dealer quotes. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.
Non-marketable equity investments — Non-marketable equity investments include FHLB stock and other various equity securities. The carrying value of FHLB stock approximates fair value as the stock is non-marketable, but redeemable at par value. The carrying value of all other equity investments approximates fair value.

Loans — The fair value of performing loans is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan. The estimate of maturity is based on our and the industry’s historical experience with repayments for each loan classification, modified, as required, by an estimate of the effect of current economic and lending conditions. Fair value of impaired loans approximates their carrying value because such loans are recorded at estimated recoverable value of the collateral or the underlying cash flow.
Covered assets — Covered assets include the acquired loans and foreclosed loan collateral (including the fair value of expected reimbursements from the FDIC). These loans were recorded at fair value without a corresponding allowance for loan losses.
Investment in Bank Owned Life Insurance — The fair value of our investment in bank owned life insurance is equal to its cash surrender value.
Deposit liabilities — The fair values disclosed for non-interest bearing demand deposits, savings deposits, interest-bearing deposits, and money market deposits are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The fair value for certificate of deposits and brokered deposits were estimated using present value techniques by discounting the future cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.
Short-term borrowings — The fair value of repurchase agreements and FHLB advances with the remaining maturities of one year or less is estimated by discounting the agreements based on maturities using the rates currently offered for repurchase agreements or borrowings of similar remaining maturities. The carrying amounts of funds purchased and other borrowed funds approximate their fair value due to their short-term nature.
Long-term debt — The fair value of subordinated debt was determined using available market quotes. The fair value of FHLB advances with remaining maturities greater than one year and other long-term debt is estimated by discounting future cash flows using current interest rates for similar financial instruments.
Derivative assets and liabilities — The fair value of derivative instruments are based either on cash flow projection models acquired from third parties or observable market price.
Commitments — Given the limited interest rate exposure posed by the commitments outstanding at year-end due to their general variable nature, combined with the general short-term nature of the commitment periods entered into, termination clauses provided in the agreements, and the market rate of fees charged, we have estimated the fair value of commitments outstanding to be immaterial.

Financial Instruments
(Amounts in thousands)

	September 30, 2009
	Carrying	Estimated
	Amount	Fair Value
Financial Assets:
Cash and due from banks	$199,703	$199,703
Funds sold and other short-term investments	332,188	332,188
Mortgages held for sale	19,000	19,000
Securities available-for-sale	1,648,313	1,648,313
Non-marketable equity investments	30,681	30,681
Loans, net of allowance for loan losses	8,835,665	8,655,347
Covered assets	530,059	530,059
Accrued interest receivable	35,862	35,862
Investment in bank owned life insurance	47,225	47,225
Derivative assets	83,784	83,784

Financial Liabilities:
Deposits	$9,560,778	$9,584,925
Short-term borrowings	690,352	691,870
Long-term debt	618,173	541,442
Accrued interest payable	12,051	12,051
Derivative liabilities	85,097	85,097
18. OPERATING SEGMENTS
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

	Three Months Ended September 30,
							Intersegment
	Banking		PrivateWealth		Holding Company		Eliminations		Consolidated Company
	2009	2008	2009	2008	2009	2008	2009	2008	2009	2008

Net interest income	$92,606	$59,765	$581	$478	$(5,164)	$(7,089)	$(588)	$(575)	$87,435	$52,579
Provision for loan losses	90,016	30,173	—	—	—	—	—	—	90,016	30,173
Non-interest income	8,748	7,655	4,084	4,059	51	47	—	(47)	12,883	11,714
Non-interest expense	42,243	36,143	4,430	4,077	10,162	6,912	—	(47)	56,835	47,085

(Loss) income before taxes	(30,905)	1,104	235	460	(15,275)	(13,954)	(588)	(575)	(46,533)	(12,965)
Income tax (benefit) provision	(12,829)	(787)	91	131	(5,826)	(4,568)	(225)	(206)	(18,789)	(5,430)

Net (loss) income	(18,076)	1,891	144	329	(9,449)	(9,386)	(363)	(369)	(27,744)	(7,535)
Noncontrolling interest expense	—	—	66	86	—	—	—	—	66	86

Net (loss) income attributable to controlling interests	(18,076)	1,891	78	243	(9,449)	(9,386)	(363)	(369)	(27,810)	(7,621)
Preferred stock dividend	—	—	—	—	3,385	146	—	—	3,385	146

Net earnings available to common stock- holders	$(18,076)	$1,891	$78	$243	$(12,834)	$(9,532)	$(363)	$(369)	$(31,195)	$(7,767)

	Nine Months Ended September 30,
							Intersegment
	Banking		PrivateWealth		Holding Company		Eliminations		Consolidated Company
	2009	2008	2009	2008	2009	2008	2009	2008	2009	2008

Net interest income	$242,470	$148,256	$2,168	$1,441	$(17,015)	$(16,871)	$(2,201)	$(1,578)	$225,422	$131,248
Provision for loan losses	129,342	70,329	—	—	—	—	—	—	129,342	70,329
Non-interest income	45,628	16,839	11,378	12,828	154	147	—	(141)	57,160	29,673
Non-interest expense	141,155	107,679	12,457	12,352	25,275	21,332	—	(141)	178,887	141,222

Income (loss) before taxes	17,601	(12,913)	1,089	1,917	(42,136)	(38,056)	(2,201)	(1,578)	(25,647)	(50,630)
Income tax provision (benefit)	5,325	(8,449)	425	622	(15,851)	(12,127)	(907)	(620)	(11,008)	(20,574)

Net income (loss)	12,276	(4,464)	664	1,295	(26,285)	(25,929)	(1,294)	(958)	(14,639)	(30,056)
Noncontrolling interest expense	—	—	183	256	—	—	—	—	183	256

Net income (loss) attributable to controlling interests	12,276	(4,464)	481	1,039	(26,285)	(25,929)	(1,294)	(958)	(14,822)	(30,312)
Preferred stock dividend	—	—	—	—	9,054	400	—	—	9,054	400

Net earnings available to common stock- holders	$12,276	$(4,464)	$481	$1,039	$(35,339)	$(26,329)	$(1,294)	$(958)	$(23,876)	$(30,712)

	Banking		Holding Company		Intersegment Eliminations		Consolidated Company
Selected Balances	9/30/09	12/31/08	9/30/09	12/31/08	9/30/09	12/31/08	9/30/09	12/31/08

Assets	$10,872,534	$9,060,949	$1,320,262	$992,627	$(110,212)	$(13,039)	$12,082,584	$10,040,537
Total loans	9,028,456	8,036,807	—	—	—	—	9,028,456	8,036,807
Covered assets	530,059	—	—	—	—	—	530,059	—
Deposits	9,670,990	8,009,495	—	—	(110,212)	(13,039)	9,560,778	7,996,456
Borrowings	1,063,732	894,085	244,793	379,473	—	—	1,308,525	1,273,558
Stockholders’ equity	1,128,692	935,433	1,068,304	605,533	(1,128,477)	(935,400)	1,068,519	605,566

19. SUBSEQUENT EVENTS
On November 2, 2009, we closed on an underwritten public offering of common stock, which included the full exercise of the underwriters’ overallotment option, and issued a total of 22.2 million shares for net proceeds of $181.2 million to the Company after deducting underwriting commissions. Of that amount, approximately $35.3 million was purchased by certain funds managed by GTCR.
In addition, GTCR purchased approximately $12.8 million of non-voting common stock of the Company, equating to 1.6 million shares, through an exercise of its existing preemptive rights (based on the aggregate public offering amount less the amount being purchased by GTCR in the public offering including the exercise by the underwriters of their option to purchase additional shares). The purchase price of the non-voting common stock, which converts into common stock on a one-for-one basis, was $8.075 per share and equals the public offering price less the underwriting discount per share.
The net proceeds from the public offering, as well as from the sale of non-voting common stock, will qualify as tangible common equity and Tier 1 capital and will be used to further capitalize our subsidiary banks in order to support continued growth and for working capital and other general corporate purposes, including possible FDIC-assisted acquisition transactions subject to satisfying eligibility requirements to participate in such transactions.
At September 30, 2009 our total risk-based capital ratio was 13.40%, Tier 1 capital ratio was 11.01% and tangible common equity ratio was 6.00%. Giving effect to the common stock offering and issuance of the non-voting common stock under the preemptive rights agreement and on a pro-forma basis, at September 30, 2009 our capital ratios would have been 15.24%, 12.84% and 7.62% for total risk-based capital, Tier 1 capital and tangible common equity, respectively.
In addition, upon completion of the offering, we are eligible to request that the U.S. Department of the Treasury reduce the number of shares of common stock issuable upon exercise of the warrant held by the U.S. Treasury by 50 percent to 645,013 shares. Refer to Note 14, material Transactions Affecting Stockholders’ Equity for additional information as a result of our participation in the CPP.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
INTRODUCTION
PrivateBancorp, Inc. (“PrivateBancorp” or the “Company”) was incorporated in Delaware in 1989 for the purpose of becoming a holding company registered under the Bank Holding Company Act of 1956, as amended (the “Act”). PrivateBancorp, through its PrivateBank subsidiaries (the “Banks”), provides customized business and personal financial services to middle-market commercial and commercial real estate companies, as well as business owners, executives, entrepreneurs and families in all of the markets we serve. We seek to develop lifetime relationships with our clients. Through a team of highly-qualified managing directors, the Banks deliver a sophisticated suite of tailored credit and non-credit solutions, including lending, treasury management, investment products, capital markets products and wealth management and trust services, to meet their clients’ commercial and personal needs. Since our inception, we have expanded into multiple geographic markets in the Midwest and Southeastern United States through the creation of new banks and banking offices and the acquisition of existing banks. Our clients also have access to mortgage loans offered through The PrivateBank Mortgage Company, a subsidiary of PrivateBancorp.
The discussion presented below provides an analysis of our results of operations and financial condition for the quarters and nine months ended September 30, 2009 and 2008. When we use the terms “PrivateBancorp,” the “Company,” “we,” “us,” and “our,” we mean PrivateBancorp, Inc. and its consolidated subsidiaries. When we use the term the “the Banks,” we are referring to our wholly owned banking subsidiaries, known under The PrivateBank brand. Management’s discussion and analysis should be read in conjunction with the unaudited interim consolidated financial statements and accompanying notes presented elsewhere in this report, as well as our audited consolidated financial statements and accompanying notes included in our 2008 Annual Report on Form 10-K. Results of operations for the quarter and nine months ended September 30, 2009 are not necessarily indicative of results to be expected for the year ending December 31, 2009. Unless otherwise stated, all earnings per share data included in this section and throughout the remainder of this discussion are presented on a fully diluted basis.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This report contains statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical facts, but instead represent only management’s beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside our control. Although we believe the expectations reflected in any forward-looking statements are reasonable, it is possible that our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in such statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “project,” “potential,” or “continue,” and the negative of these terms and other comparable terminology. These forward-looking statements include statements relating to our projected growth, anticipated future financial performance and management’s long-term performance goals. Forward-looking statements also include statements that anticipate the effects on our financial condition and results of operations from expected developments or events, such as the implementation of internal and external business and growth plans and strategies.
These forward-looking statements are subject to significant risks, assumptions and uncertainties, and could be affected by many factors. Factors that could have a material adverse effect on our financial condition, results of operations and future prospects include, but are not limited to:
•	continued deterioration of general economic and business conditions, including the real estate and financial markets, in the U.S. and in our markets,
•	further deterioration in asset quality, including transactions extended directly for commercial real estate property investment, and to investors in real estate projects,
•	difficult commercial real estate market conditions; collateral values and absorption of projects available for lease remaining soft,
•	the effect of continuing weak economic conditions on industry segments, in addition to commercial real estate, causing an increase in under-performing and non-performing loans,
•
changes in legal or regulatory requirements or the results of regulatory examinations that could adversely impact our business and financial condition or restrict growth, including our ability to pursue FDIC-assisted transactions,

•	additional adverse developments in our loan or investment portfolios,
•	any need to continue to further increase our allowance for loan losses,

•	unforeseen difficulties, higher than expected costs and the inability to manage operational risks associated with the continued execution of our Strategic Growth Plan,
•	fluctuations in market rates of interest and loan and deposit pricing in our market areas,
•	the effect of margin pressure on our earnings,
•
the failure to obtain on terms acceptable to us, or at all, the capital necessary to fund our growth and maintain our regulatory capital ratios, or those of our subsidiary banks, above the “well-capitalized” threshold,

•	any charges related to asset impairments, including the impact of future losses on our deferred tax asset in future periods,
•	inability to effectively manage interest rate risk, market risk, credit risk and operational risk,
•	insufficient liquidity or funding sources or our inability to obtain the cost-effective funding necessary to fund our loan growth on terms that are acceptable to us,
•	failure to capitalize on growth opportunities and to realize cost savings in connection with acquisitions,
•	slower than anticipated growth of our business or business declines, including as a result of continuing negative economic conditions,
•	inability to retain top management personnel due to inadequate incentive compensation arrangements, or legislation or regulations that restrict executive compensation,
•	unforeseen difficulties relating to the mergers and integrations of our subsidiary banks,
•	inability to comply with any requirements imposed on us or our subsidiary banks by our regulators, and the potential negative consequences that may result,
•	statutory and regulatory restrictions and/or limitations on our ability to pay dividends or on our subsidiary banks’ ability to pay dividends to us,
•	unforeseen difficulties relating to the acquisition and integration of businesses acquired in purchase and assumption transactions, including certain assets of the former Founders Bank,
•	competition,
•	failure to improve operating efficiencies through expense controls,
•	the possible dilutive effect of potential acquisitions, expansion or future capital raises, and
•	risks and other factors set forth in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K and Item 1A in this Form 10-Q.
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
CRITICAL ACCOUNTING POLICIES
Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and are consistent with predominant practices in the financial services industry. Critical accounting policies are those policies that management believes are the most important to our financial position and results of operations. Application of critical accounting policies requires management to make estimates, assumptions, and judgments based on information available at the date of the financial statements that affect the amounts reported in the financial statements and accompanying notes. Future changes in information may affect these estimates, assumptions, and judgments, which, in turn, may affect amounts reported in the consolidated financial statements.
We have numerous accounting policies, of which the most significant are presented in Note 1, “Summary of Significant Accounting Policies,” to the Consolidated Financial Statements of our 2008 Annual Report on Form 10-K. These policies, along with the disclosures presented in the other consolidated financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the consolidated financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has determined that our accounting policies with respect to the allowance for loan losses, goodwill and intangible assets, and income taxes are the accounting areas requiring subjective or complex judgments that are most important to our financial position and results of operations, and, as such, are considered to be critical accounting policies, as discussed below.

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
Temporary differences may give rise to deferred tax assets or liabilities, which are recorded on our Consolidated Statements of Financial Condition. We assess the likelihood that deferred tax assets will be realized in future periods based on weighing both positive and negative evidence and establish a valuation allowance for those deferred tax assets for which recovery is unlikely, based on a standard of “more likely” than not. In making this assessment, we must make judgments and estimates regarding the ability to realize these assets through: (a) the future reversal of existing taxable temporary differences, (b) future taxable income, (c) the possible application of future tax planning strategies, and (d) carryback to taxable income in prior years. We have not established a valuation allowance relating to our deferred tax assets at September 30, 2009. However, there is no guarantee that the tax benefits associated with these deferred tax assets will be fully realized. We have concluded, as of September 30, 2009, that it is more likely than not that such tax benefits will be realized.

In the preparation of income tax returns, tax positions are taken based on interpretation of federal and state income tax laws for which the outcome of such positions may not be certain. We periodically review and evaluate the status of uncertain tax positions and may establish tax reserves for estimates of amounts that may ultimately be due or owed (including interest). These estimates may change from time to time based on our evaluation of developments subsequent to the filing of the income tax return, such as tax authority audits, court decisions or other tax law interpretations. There can be no assurance that any tax reserves will be sufficient to cover tax liabilities that may ultimately be determined to be owed. At September 30, 2009, we had $667,000 of tax reserves established relating to uncertain tax positions that would favorably affect the Company’s effective tax rate if recognized in future periods.
THIRD QUARTER PERFORMANCE OVERVIEW
Overview
The Company reported a net loss of $31.2 million, or $0.68 per diluted share, for the third quarter ended September 30, 2009, compared with a net loss of $7.8 million, or $0.25 per diluted share, for the third quarter 2008. For the nine months ended September 30, 2009, the net loss was $23.9 million, or $0.62 per diluted share, compared to a net loss of $30.7 million, or $1.07 per diluted share, for the prior year period. Earnings for the third quarter 2009 were negatively impacted by ongoing weakness in the economy and in particular its impact on our commercial real estate borrowers, which directly impacted the performance of our loan portfolio and the amount of provision we recorded to maintain our allowance for loan losses in an amount adequate for GAAP accounting purposes. Despite the earnings setback this quarter, we believe we continue to meet many of the goals of our Strategic Growth Plan (the “Plan”) announced in the fourth quarter 2007 and remain well-positioned to seize market opportunities that drive long-term shareholder value. We continue to be selective in the clients we choose to do business with, opting for people and businesses we know and with which we have relationships. Based on our strategy, loans and deposits, due in large part to the FDIC-assisted acquisition of Founders Bank, have continued to grow. Notable items for the third quarter 2009 include:
•	provision for loan losses was $90.0 million and net charge-offs were $37.3 million, resulting in an increased allowance for loan losses of $192.8 million or 2.14% of total loans;
•
net revenue grew 6% over the second quarter 2009 to $101.2 million, including $11.5 million from the Founders Bank transaction, from $95.8 million and net interest margin grew 10 basis points to 3.09% with Founders contributing 16 basis points to third quarter net interest margin;

•
client deposits grew 21% from the second quarter, including $793.9 million from the Founders Bank transaction and $759.6 million of organic growth, while loans grew 3%, reflecting selectivity and market conditions; and

•	total risk-based capital ratio was 13.40%, Tier 1 capital ratio was 11.01% and tangible common equity ratio was 6.00%.
Recent Developments
On November 2, 2009, we closed an underwritten public offering of common stock, which included the full exercise of the underwriters’ overallotment option, and issued a total of 22.2 million shares for net proceeds of $181.2 million to the Company after deducting underwriting commissions. Of that amount, approximately $35.3 million was purchased by certain funds managed by GTCR Golder Rauner II, L.L.C (collectively, “GTCR”).
In addition, certain funds affiliated with GTCR, purchased approximately $12.8 million of non-voting common stock of the Company, equating to 1.6 million shares through an exercise of its existing preemptive rights. The net proceeds from the public offering, as well as from the sale of non-voting common stock, will qualify as tangible common equity and Tier 1 capital and will be used to further capitalize our subsidiary banks in order to support continued growth and for working capital and other general corporate purposes, including possible FDIC-assisted acquisition transactions subject to satisfying eligibility requirements to participate in such transactions.
At September 30, 2009 our total risk-based capital ratio was 13.40%, Tier 1 capital ratio was 11.01% and tangible common equity ratio was 6.00%. Giving effect to the public offering and issuance of the non-voting common stock under the preemptive rights agreement and on a pro-forma basis, at September 30, 2009 our capital ratios would have been 15.24%, 12.84% and 7.62% for total risk-based capital, Tier 1 capital and tangible common equity, respectively.

In addition, upon completion of the offering, we are eligible to request that the U.S. Department of the Treasury reduce the number of shares of common stock issuable upon exercise of the warrant held by the U.S. Treasury by 50 percent to 645,013 shares.
Update on Founders Bank Transaction
On July 2, 2009, The PrivateBank — Chicago acquired all the non-brokered deposits and certain assets of the former Founders Bank, which are reflected in our unaudited consolidated financial statements as of September 30, 2009. In conjunction with the FDIC loss sharing agreement on the Founders transaction, the acquired loans and foreclosed loan collateral, including the fair value of expected FDIC reimbursements, is presented in our consolidated statement of financial condition as “covered assets.” In accordance with business combination accounting rules, these loans were recorded at fair value without a related allowance for loan losses. The transaction is contributing to the overall execution of the Strategic Growth Plan according to management’s expectations. The client retention has been strong since the transaction, with total deposits growing 3% to $793.9 million as of September 30, 2009, and we believe the transaction provides us with a strong platform for cross-selling, new business development and core funding opportunities.
Balance Sheet Growth
Total assets increased to $12.1 billion at September 30, 2009, from $10.0 billion at December 31, 2008. Assets attributable to Founders totaled $836.5 million at September 30, 2009. Total loans increased to $9.0 billion at September 30, 2009, from $8.0 billion at December 31, 2008. Commercial loans, including commercial and industrial and owner-occupied commercial real estate loans, increased to 51% of the Company’s total loans at September 30, 2009 from 49% of total loans at December 31, 2008. Commercial real estate loans were 29% of total loans at September 30, 2009, compared to 30% of the Company’s total loans at December 31, 2008.
Total deposits were $9.6 billion at September 30, 2009, compared to $8.0 billion at December 31, 2008. Deposits attributable to Founders totaled $793.9 million at September 30, 2009. Client deposits increased to $8.9 billion at September 30, 2009, from $6.0 billion at December 31, 2008. Client deposits at September 30, 2009, include $981.7 million in client CDARS® deposits. Brokered deposits (excluding client CDARS®) were 7% of total deposits at September 30, 2009, a decrease from 25% of total deposits at December 31, 2008.
Net Revenue Growth
Net revenue grew to $101.2 million in the third quarter 2009, including $11.5 million attributable to Founders, from $65.2 million in the third quarter 2008. Net interest income improved to $87.4 million in the third quarter 2009, including $9.8 million attributable to Founders, up from $52.6 million for the third quarter 2008. Net interest margin (on a tax equivalent basis) was 3.09% for the third quarter 2009, compared to 2.70% for the third quarter 2008. The improvement in net interest margin was primarily the result of our interest bearing liabilities repricing downward more quickly than our interest earning assets. An increased client deposit base and repositioning within funding types further served to reduce our cost of funds by 166 basis points. The inclusion of Founders net interest income during the third quarter 2009 also aided our net interest margin improvement by 16 basis points over the second quarter 2009.
Non-interest income was $12.9 million in the third quarter 2009, compared to $11.7 million in the third quarter 2008. Founders contributed $1.6 million to non-interest income in the third quarter 2009. Treasury management income was $3.1 million in the third quarter 2009 compared to $600,000 in the third quarter 2008. Mortgage banking income increased to $1.8 million in the third quarter 2009, compared to $776,000 for the third quarter 2008. Banking and other services income was $4.1 million in the third quarter 2009, compared to $1.7 million in the third quarter 2008. Capital markets activities resulted in a negative revenue position of $322,000, compared with income of $3.9 million in the third quarter 2008, primarily due to a trading credit valuation adjustment of $2.4 million.
Credit Quality
The combination of the need for specific reserves, deteriorating credit quality and increased charge-offs necessitated the provisioning of $90.0 during the third quarter 2009, compared to $30.2 million in the third quarter 2008. Charge-offs were $40.1 million for the quarter ended September 30, 2009, offset by recoveries of $2.8 million, and $109.5 million for the quarter ended December 31, 2008, offset by recoveries of $658,000. The allowance for loan losses as a percentage of total loans was increased to 2.14% at September 30, 2009, compared with 1.40% at December 31, 2008.

We had $396.6 million in total non-performing assets at September 30, 2009, compared to $212.8 million at June 30, 2009 and $155.7 million at December 31, 2008, reflecting a continuing weakening credit environment. Non-performing assets to total assets were 3.28% at September 30, 2009 compared to 1.94% at June 30, 2009 and 1.55% at December 31, 2008. The elevated levels of nonperforming loans and the increase in provision expense reflect ongoing deterioration primarily in our commercial real estate portfolio but also across select industry sectors. The increased level of loan loss coverage reflects growth in non-performing assets and recognition of lower underlying collateral values. During the quarter, deterioration of the commercial real estate portfolio followed trends in the sector, including elevated commercial vacancy rates, limited sales and financing activity, sponsor bankruptcies and downward pressure on real estate values. The weak state of the economy continues to put pressure on other business sectors represented in our portfolio, but not to the degree seen in commercial real estate.
While a substantial majority of the commercial real estate loans that became non-performing during the quarter were originated prior to November 2007, we began to see several newer commercial (including Shared National Credits “SNCs”) and commercial real estate loans migrate to non-performing during the third quarter. SNCs are defined as loan commitments of at least $20.0 million that are shared by three or more financial institutions.
Expenses
Non-interest expense was $56.8 million in the third quarter, of which $8.7 million relates to ongoing and defined transaction integration costs from Founders, compared to $47.1 million in the third quarter 2008. The increase over the third quarter 2008 reflects the ongoing investment in the Plan throughout the year, increased Federal Deposit Insurance Company (“FDIC”) insurance premiums due to significant growth in insured deposits over the past year, an increase in foreclosed property expense related to credit deterioration, and an increase in salaries and benefits as well as professional fees related primarily to the Founders transaction. The efficiency ratio was 56.2% in the third quarter 2009 compared to 72.2% in the third quarter 2008 primarily due to the reduction in salaries and benefits as a result of a $9.8 million reversal of incentive compensation accruals and a reduction in incentive compensation expenses during the third quarter.
Update on Strategic Growth Plan
The second phase of our Plan focuses on execution and, in particular, driving profitability with a focus on improving our operating leverage through continued organic growth and through acquisitions as strategic opportunities arise. In developing the second phase of our Plan, we believe it is prudent and desirable to assess the capabilities of the Company to support additional growth as we focus on execution. In this regard, we have developed a capital plan that sets as a goal maintaining our regulatory capital levels in excess of “well capitalized” standards and considers the sources and timing of future capital injections. We also continue to assess our infrastructure and risk management practices on an ongoing basis to ensure that as we continue to grow the Company in size and scope, we have the right systems, processes, people and technology to position us to seize market opportunities. The execution phase of our Plan contemplates that we continue to reassess a number of elements of the Plan in light of the dramatic change in the operating environment for financial institutions since we launched the Plan in November 2007. In this regard, we are actively assessing the emphasis we will place on organic growth versus growth through acquisition, particularly the value of pursuing additional FDIC-assisted transactions. We also continue to examine the advantages and disadvantages to the execution of our Plan in focusing on certain loan portfolios, continuing to review our growth targets, and evaluating new lines of business based on our operating environment.
Over the last 12 months we have seen the pace of our organic loan growth slow as we focus on developing selective, high-quality relationships and as a result of a decrease generally in loan demand reflective of the continuing deterioration in the economy. We will continue to look for opportunities to capitalize on the dislocation that has begun to occur, particularly in the Chicago market, as a result of a number of recent bank failures and related FDIC-assisted acquisitions, such as our acquisition of the former Founders Bank in the Southwestern suburbs of Chicago on July 2, 2009. We believe there will be similar acquisition opportunities available in the next 12-18 months, and a focus of our Plan includes pursuing these opportunities to the extent we believe they add long-term stockholder value and subject to, in the case of FDIC-assisted transactions, regulatory consent to participate in such transactions. These FDIC transactions can be particularly valuable as we continue to build out our deposit franchise.
RESULTS OF OPERATIONS
Net Interest Income
Net interest income totaled $87.4 million in the third quarter 2009, compared to $52.6 million in the third quarter 2008, an increase of 66%. For the nine months ended September 30, 2009, net interest income was $225.4 million compared to $131.2 million in the prior year period. Net interest income equals the difference between interest income plus fees earned on interest-earning assets and interest expense incurred on interest-bearing liabilities. The level of interest rates and the volume and mix of interest-earning assets and interest-bearing liabilities impact net interest income. Net interest margin represents net interest income as a percentage of total average interest-earning assets. The accounting policies underlying the recognition of interest income on loans, securities, and other interest-earning assets are included in the “Notes to Consolidated Financial Statements” contained in our 2008 Annual Report on Form 10-K.

Our accounting and reporting policies conform to U.S. GAAP and general practice within the financial services industry. For purposes of this discussion, net interest income and any ratios or metrics that include net interest income as a component, such as for example, net interest margin, have been adjusted to a fully tax-equivalent basis to more appropriately compare the returns on certain tax-exempt securities to those on taxable interest-earning assets. Although we believe that these non-U.S. GAAP financial measures enhance investors’ understanding of our business and performance, these non-U.S. GAAP financial measures should not be considered an alternative to U.S. GAAP. The reconciliation of such adjustment is presented in the following table.
Table 1
Effect of Tax-Equivalent Adjustment
(Amounts in thousands)

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2009	2008	% Change	2009	2008	% Change

Net interest income (U.S. GAAP)	$87,435	$52,579	66%	$225,422	$131,248	72%

Tax-equivalent adjustment	837	923	(9)%	2,682	2,940	(9)%

Tax-equivalent net interest income	$88,272	$53,502	65%	$228,104	$134,188	70%

Tables 2 and 3 below summarize the changes in our average interest-earning assets and interest-bearing liabilities as well as the average interest rates earned and paid on these assets and liabilities, respectively, for the quarters and nine months ended September 30, 2009 and 2008, respectively. The tables also detail increases and decreases in income and expense for each of the major categories of interest-earning assets and interest-bearing liabilities and analyzes the extent to which such variances are attributable to volume and rate changes. Interest income and yields are presented on a tax-equivalent basis assuming a federal income tax rate of 35%, which includes the tax-equivalent adjustment as presented in Table 1 above.
Net interest margin for the third quarter 2009 of 3.09% was up from 2.70% in the third quarter 2008. Our net interest margin increased between the periods primarily due to our Founders acquisition, our interest-bearing liabilities repricing downward more quickly than our assets, along with a shift in our funding mix to less expensive funding classes. The prime rate and LIBOR reductions throughout the second half of 2008 initially compressed net interest margin as loans repriced more quickly than deposits and short-term borrowings. However, as deposits and short-term borrowings repriced downward throughout the first nine months of 2009, our margin benefited.
The average balance of interest-earning assets grew approximately 44% from the third quarter 2008 to the third quarter 2009. Our net interest income increased significantly year-over-year as a result of the substantial increase in our interest-earning assets, primarily loans. The yield we earn on our interest-earning assets decreased by 119 basis points, due to reductions in the prime rate and LIBOR between the periods, offset by a 166 basis point reduction in our cost of funds, as pricing on, and the mix of, our interest-bearing liabilities reduced our funding costs in an amount greater than the reduction of interest income caused by earning assets re-pricing. During the third quarter 2009, we continued to reduce our reliance on high-costing brokered deposits which represented 17% of total deposits at September 30, 2009 compared to 33% of total deposits at September 30, 2008. The reduction in brokered deposits contributed $2.3 million toward a lower cost of funds during the third quarter 2009.
As shown in Table 2, third quarter 2009 tax-equivalent net interest income increased to $88.3 million compared to $53.5 million in the third quarter 2008. The increase in interest-earning assets increased interest income by $43.6 million, while a decline in the average rate earned on interest-earning assets reduced interest income by $28.8 million. Third quarter 2009 interest expense declined $20.0 million compared to third quarter 2008.

The increase in interest-bearing liabilities increased interest expense by $9.5 million, however we recorded an overall decrease in interest expense of $20.0 million resulting from an increase in client deposits in part due to the Founders transaction, a decrease in brokered deposits, a shift to less expensive wholesale borrowings, coupled with an overall decrease in the average rate paid on interest-bearing liabilities. We achieved growth in our net interest income between the periods despite the drag on our net interest margin from the significant increase in non-accrual loans. Annualized interest foregone on non-accrual loans was approximately $12.7 million for the three months ended September 30, 2009 compared to approximately $4.5 million for the prior year period.
For the nine months ended September 30, 2009, net interest margin was 2.93% compared to 2.74% for the prior year period. Tax-equivalent net interest income increased to $228.1 million for the nine months ended September 30, 2009 compared to $134.2 million in the prior year period. The increase in interest-earning assets increased interest income by $143.1 million, while a decline in the average rate earned on interest-earning assets reduced interest income by $82.3 million. Interest expense for the nine months ended September 30, 2009 declined $33.0 million compared to the prior year period. The increase in interest-bearing liabilities increased interest expense by $52.2 million, but the decrease in brokered deposits and less expensive wholesale borrowings, coupled with an overall decrease in the average rate paid on interest-bearing liabilities reduced interest expense by $85.2 million.
We continue to use multiple interest rate scenarios to assess the direction and magnitude of changes in interest rates and their impact on net interest income. A description and analysis of our market risk and interest rate sensitivity profile and management policies is included in Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” of this Form 10-Q.

Table 2
Net Interest Income and Margin Analysis
(Dollars in thousands)

	Three Months Ended September 30,
	2009			2008			Attribution of Change
			Yield/			Yield/	in Net Interest Income (1)
	Average		Rate	Average		Rate		Yield/
	Balance	Interest	(%)	Balance	Interest	(%)	Volume	Rate	Total
Assets:
Federal funds sold and other short-term investments	$309,741	$323	0.41%	$37,962	$217	2.29%	$413	$(307)	$106
Securities:
Taxable	1,404,566	14,799	4.21%	683,998	8,161	4.77%	7,692	(1,054)	6,638
Tax-exempt (2)	166,501	2,634	6.33%	179,105	2,950	6.58%	(202)	(114)	(316)

Total securities	1,571,067	17,433	4.44%	863,103	11,111	5.14%	7,490	(1,168)	6,322

Loans, excluding covered assets :
Commercial, construction and commercial real estate	8,020,351	86,768	4.27%	6,092,638	88,273	5.72%	24,001	(25,506)	(1,505)
Residential	339,351	4,284	5.05%	373,665	4,972	5.32%	(442)	(246)	(688)
Private Client	520,330	5,128	3.91%	474,478	6,163	5.15%	555	(1,590)	(1,035)

Total loans, excluding covered assets(3)	8,880,032	96,180	4.28%	6,940,781	99,408	5.66%	24,114	(27,342)	(3,228)

Covered assets	537,262	11,569	8.45%	—	—	—	11,569	—	11,569

Total interest-earning assets (2)	11,298,102	125,505	4.39%	7,841,846	110,736	5.58%	43,586	(28,817)	14,769

Cash and due from banks	158,098			101,023
Allowance for loan losses	(144,587)			(84,808)
Other assets	484,703			324,960

Total assets	$11,796,316			$8,183,021

Liabilities and Stockholders’ Equity:
Interest-bearing demand deposits	$583,332	$932	0.63%	$154,022	$383	0.99%	$729	$(180)	$549
Savings deposits	134,930	259	0.76%	18,006	80	1.76%	248	(69)	179
Money market accounts	3,597,643	7,754	0.86%	2,282,822	12,705	2.21%	5,145	(10,096)	(4,951)
Time deposits	1,740,276	8,622	1.97%	1,537,431	13,243	3.42%	1,571	(6,192)	(4,621)
Brokered deposits	1,826,121	9,548	2.07%	2,092,609	20,355	3.86%	(2,333)	(8,474)	(10,807)

Total interest-bearing deposits	7,882,302	27,115	1.36%	6,084,890	46,766	3.05%	5,360	(25,011)	(19,651)
Short-term borrowings	678,840	1,649	0.95%	387,680	3,511	3.54%	1,659	(3,521)	(1,862)
Long-term debt	629,866	8,469	5.33%	449,284	6,957	6.06%	2,519	(1,007)	1,512

Total interest-bearing liabilities	9,191,008	37,233	1.61%	6,921,854	57,234	3.27%	9,538	(29,539)	(20,001)

Non-interest bearing demand deposits	1,363,615			547,304
Other liabilities	151,755			84,633
Stockholders’ equity	1,089,938			629,230

Total liabilities and stockholders’ equity	$11,796,316			$8,183,021

Net interest spread			2.79%			2.31%
Effect of non-interest bearing funds			0.30%			0.39%

Net interest income/margin (2)		$88,272	3.09%		$53,502	2.70%	$34,048	$722	$34,770

Quarterly Net Interest Margin Trend

	2009			2008
	Third	Second	First	Fourth	Third	Second	First

Yield on interest-earning assets	4.39%	4.49%	4.58%	5.30%	5.58%	5.84%	6.53%
Rates paid on interest-bearing liabilities	1.61%	1.81%	2.19%	3.01%	3.27%	3.47%	4.12%
Net interest margin (2)	3.09%	2.99%	2.68%	2.62%	2.70%	2.75%	2.88%

(1)	For purposes of this table, changes which are not due solely to volume changes or rate changes are allocated to such categories in proportion to the absolute amounts of the change in each.

(2)	Interest income and yields are presented on a tax-equivalent basis, assuming a federal income tax rate of 35%. See Table 1 for a reconciliation of the effect of the tax-equivalent adjustment.

(3)
Average loans on a nonaccrual basis for the recognition of interest income totaled $269.4 million as of September 30, 2009 and $79.1 million as of September 30, 2008 and are included in loans for purposes of this analysis. Non-accrual loans are included in the average balances and the annualized interest foregone on these loans was approximately $12.7 million for the quarter ended September 30, 2009 compared to approximately $4.5 million in the prior year quarter.

Table 3
Net Interest Income and Margin Analysis
(Dollars in thousands)

	Nine Months Ended September 30,
	2009			2008			Attribution of Change
			Yield/			Yield/	in Net Interest Income (1)
	Average		Rate	Average		Rate		Yield/
	Balance	Interest	(%)	Balance	Interest	(%)	Volume	Rate	Total
Assets:
Federal funds sold and other short-term investments	$161,001	$772	0.64%	$28,250	$657	3.31%	$991	$(876)	$115
Securities:
Taxable	1,262,622	42,991	4.54%	489,637	17,903	4.87%	26,400	(1,312)	25,088
Tax-exempt (2)	164,842	8,117	6.57%	186,451	9,392	6.72%	(1,068)	(207)	(1,275)

Total securities	1,427,464	51,108	4.77%	676,088	27,295	5.38%	25,332	(1,519)	23,813

Loans, excluding covered assets:
Commercial, construction and commercial real estate	7,718,563	256,429	4.42%	5,001,472	228,482	6.05%	101,585	(73,638)	27,947
Residential	347,143	13,888	5.33%	331,992	13,743	5.52%	615	(470)	145
Private Client	508,452	14,804	3.89%	424,799	17,509	5.49%	3,042	(5,747)	(2,705)

Total loans, excluding covered assets(3)	8,574,158	285,121	4.42%	5,758,263	259,734	5.97%	105,242	(79,855)	25,387

Covered assets	175,402	11,569	8.72%	—	—	—	11,569	—	11,569

Total interest-earning assets (2)	10,338,025	348,570	4.49%	6,462,601	287,686	5.90%	143,134	(82,250)	60,884

Cash and due from banks	122,504			62,065
Allowance for loan losses	(129,220)			(67,839)
Other assets	421,476			302,286

Total assets	$10,752,785			$6,759,113

Liabilities and Stockholders’ Equity:
Interest-bearing demand deposits	$446,361	$1,798	0.54%	$158,875	$1,230	1.03%	$1,382	$(814)	$568
Savings deposits	56,082	314	0.75%	15,612	196	1.68%	277	(159)	118
Money market accounts	3,178,143	20,299	0.85%	1,930,486	37,105	2.56%	16,105	(32,911)	(16,806)
Time deposits	1,635,005	28,014	2.29%	1,409,825	41,514	3.92%	5,864	(19,364)	(13,500)
Brokered deposits	1,904,352	37,362	2.62%	1,545,645	48,397	4.17%	9,624	(20,659)	(11,035)

Total interest-bearing deposits	7,219,943	87,787	1.63%	5,060,443	128,442	3.38%	33,252	(73,907)	(40,655)
Short-term borrowings	796,655	6,481	1.07%	302,071	9,371	4.08%	7,540	(10,430)	(2,890)
Long-term debt	630,695	26,198	5.51%	356,991	15,685	5.77%	11,413	(900)	10,513

Total interest-bearing liabilities	8,647,293	120,466	1.86%	5,719,505	153,498	3.57%	52,205	(85,237)	(33,032)

Non-interest bearing demand deposits	1,056,426			425,421
Other liabilities	98,666			80,356
Stockholders’ equity	950,400			533,831

Total liabilities and stockholders’ equity	$10,752,785			$6,759,113

Net interest spread			2.63%			2.33%
Effect of non-interest bearing funds			0.30%			0.41%

Net interest income/margin (2)		$228,104	2.93%		$134,188	2.74%	$90,929	$2,987	$93,916

(1)	For purposes of this table, changes which are not due solely to volume changes or rate changes are allocated to such categories in proportion to the absolute amounts of the change in each.

(2)	Interest income and yields are presented on a tax-equivalent basis, assuming a federal income tax rate of 35%. See Table 1 for a reconciliation of the effect of the tax-equivalent adjustment.

(3)
Average loans on a nonaccrual basis for the recognition of interest income totaled $197.9 million as of September 30, 2009 and $58.5 million as of September 30, 2008 and are included in loans for purposes of this analysis. Non-accrual loans are included in the average balances and the annualized interest foregone on these loans was approximately $9.0 million for the nine months ended September 30, 2009 compared to approximately $3.5 million in the prior year period.

Provision for Loan Losses
The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable and reasonably estimable losses inherent in the existing loan portfolio. The provision for loan losses totaled $90.0 million for the quarter ended September 30, 2009 compared to $30.2 million for the quarter ended September 30, 2008 due to an increase in net charge-offs, an increase in the level of non-performing loans, as well as the establishment of $42.0 million in specific reserves during the quarter. The allowance for loan losses to total loans, or coverage ratio, increased from 1.37% at September 30, 2008 to 2.14% at September 30, 2009. Net-charge offs were $37.3 million for the quarter ended September 30, 2009 compared to $7.0 million for the quarter ended September 30, 2008. For the nine months ended September 30, 2009, the provision for loan losses totaled $129.3 million compared to $70.3 million for the prior year period. Net-charge offs were $49.2 million for the nine months ended September 30, 2009 compared to $17.0 million for the nine months ended September 30, 2008. For further analysis and information on how we determine the appropriate level for the allowance for loan losses and the factors on which provisions are based, see the section entitled “Loan Portfolio and Credit Quality” in this Form 10-Q.
Non-interest Income
We continue to seek ways to increase and diversify the sources of our non-interest income. Our total non-interest income increased $1.2 million, or 10%, to $12.9 million for the third quarter 2009 compared to $11.7 million in the third quarter 2008. The period over period increase is primarily due to $1.6 million from the addition of Founders and the contribution of our expanded products and services in the past year offered through the treasury management group, new product offerings contributing to increased banking and other services income, as well as a significant increase in mortgage banking income, which collectively more than offset a significant reduction in revenue from our capital markets products.
Table 4
Non-interest Income Analysis
(Dollars in thousands)

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2009	2008	% Change	2009	2008	% Change
The PrivateWealth Group	$4,084	$4,059	1	$11,378	$12,828	(11)
Mortgage banking	1,826	776	135	6,687	3,536	89
Capital markets products	(322)	3,932	(108)	14,741	6,282	135
Treasury management	3,067	600	411	6,782	1,283	429
Bank owned life insurance (“BOLI”)	444	439	1	1,286	1,308	(2)
Banking and other services	4,093	1,728	137	9,741	3,156	209

Subtotal fee revenue	13,192	11,534	14	50,615	28,393	78
Net securities (losses) gains	(309)	180	(272)	7,530	1,280	488
Early extinguishment of debt	—	—	n/m	(985)	—	n/m

Total non-interest income	$12,883	$11,714	10	$57,160	$29,673	93

n/m	Not meaningful.
The capital markets group delivers customized interest rate risk management and payment solutions that help our clients achieve their financing and risk management objectives. Within capital markets, we provide interest rate swaps, caps and collars and foreign exchange spot trading. We take no overnight market, currency or interest rate risk because we run a matched back-to-back book with a variety of liquidity providers who are market makers in this arena. We are exposed to the credit risk of our counterparties, which we manage in line with our credit policies and procedures outlined in our risk management policies. Capital Markets activities for the third quarter 2009 resulted in a negative revenue position of $322,000 compared to revenue of $3.9 million in the third quarter 2008. The current quarter loss includes a $2.4 million unfavorable movement in the credit valuation adjustment (“CVA”). The CVA represents the credit component of fair value with regard to both client-based trades and the related matched trades with interbank dealer counterparties. Capital markets revenue is sensitive to the pace of loan growth, a steepened LIBOR curve and our clients’ interest rate expectations. Also, low short term interest rates have accelerated the yield protection trend of embedding floors in loans, resulting in fewer derivatives cross sell opportunities.
We continue to enhance our treasury management capabilities and now provide all aspects of receivables and payables services in addition to online banking and reporting. We offer remote capture, liquidity management, and lockbox services to meet our clients’ needs and drive non-interest and interest-bearing deposits to the Banks. Treasury management income was $3.1 million in the third quarter 2009 compared to $600,000 in the third quarter 2008, and includes $664,000 of Treasury management income attributable to Founders. This increase is attributable to growth in delivery of services to new and existing clients and increased penetration in our clients’ transaction-based activities.

The PrivateWealth Group’s fee revenue was $4.1 million in the third quarter 2009 remaining flat compared to the third quarter 2008. The PrivateWealth Group’s assets under management increased to $4.0 billion at September 30, 2009, compared with $3.4 billion at September 30, 2008 and include $455.6 million in assets under management attributable to the Founders transaction. Quarterly fee revenue is predominantly based on the market value of assets under management at the beginning of the quarter, reflecting a lag between receipt of fee revenue and the amount of assets under management currently. Assets under management at the beginning of the third quarter 2009 were slightly less than assets under management at the beginning of the third quarter 2008, causing fee revenue for the third quarter 2009 to be flat compared to the prior year quarter. In addition, a higher allocation of assets to non-fee producing cash equivalents at the beginning of the third quarter 2009 versus the same point in 2008, and a required payment to the FDIC of fees collected in July on assets under management attributable to Founders combined to cause fee revenue to be relatively unchanged between the periods.
Mortgage banking income increased to $1.8 million in the third quarter 2009, compared to $776,000 during third quarter 2008. Mortgage banking income increased over the prior period due to the current interest rate environment, which continues to stimulate market demand for refinancing and a higher volume of loans sold.
Bank owned life insurance (“BOLI”) revenue represents the change in cash surrender value (“CSV”) of the policies, net of premiums paid. The decrease in the BOLI revenue was attributable to lower earnings credited to policies, based on investments made by the insurer. The tax-equivalent yield on BOLI was 6.03% for third quarter 2009 compared to 6.21% for third quarter 2008. Income recognized on this product includes policies covering certain higher-level employees who are deemed to be significant contributors to the Company. The cash surrender value of BOLI at September 30, 2009 was $47.2 million, compared to $45.4 million at September 30, 2008.
Banking and other services income increased to $4.1 million in the third quarter 2009, compared to $1.7 million in the third quarter 2008 primarily due to the addition of Founders service charges as well as increased loan and letter of credit fees.
Securities losses were $309,000 for the third quarter 2009 compared to gains of $180,000 in the third quarter 2008.
Year-to-date Non-interest Income
For the nine months ended September 30, 2009, non-interest income was $57.2 million compared to $29.7 million in the prior year period primarily due to increases in capital markets, treasury management and mortgage banking income. Capital markets income, which includes a $42,000 CVA, grew to $14.7 million for the nine months ended September 30, 2009, compared with $6.3 million in the prior year period. Treasury management income was $6.8 million for the nine months ended September 30, 2009, compared to $1.3 million for the same period in 2008 as new products and services were rolled out throughout the year. Mortgage banking income increased to $6.7 million for the nine months ended September 30, 2009, compared to $3.5 million in the prior year period. The PrivateWealth Group’s fee revenue was down for the nine months ended September 30, 2009 to $11.4 million, compared to $12.8 million in the prior year period. Income recognized on BOLI was flat at $1.3 million for the nine months ended September 30, 2009 and 2008 as the yield on BOLI was 6.30% in the prior year period, compared to 5.96% for the nine months ended September 30, 2009. For the nine months ended September 30, 2009, banking and other services income was $9.7 million, compared to $3.2 million in the prior year period primarily due to fees related to increased product offerings such as syndication fees, unused commitment fees and an increase in letter of credit fees. Securities gains were $7.5 million for the nine months ended September 30, 2009 compared to $1.3 million in the prior year period due to treasury sales made during the second quarter 2009. Included in non-interest income for the nine months ended September 30, 2009 was a $985,000 early extinguishment of debt charge, representing the fee associated with paying off the underlying funding related to the treasury securities sold in the second quarter 2009.
Non-interest Expense
Our revenue growth continues to outpace growth in our expenses and we continue to actively run our business to maintain tight cost control and expense management. Our third quarter 2009 efficiency ratio (non-interest expense as a percentage of tax-equivalent net interest income plus total non-interest income) was 56.2%, compared to 72.2% in the third quarter 2008 primarily due to the reduction in salaries and benefits as a result of a $9.8 million reversal of incentive compensation accruals and a reduction in incentive compensation expenses during the third quarter.

Table 5
Non-interest Expense Analysis
(Dollar amounts in thousands)

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2009	2008	% Change	2009	2008	% Change
Compensation expense:
Salaries and wages	$19,907	$14,244	40	$52,700	$42,623	24
Share-based payment costs	6,592	6,069	9	17,247	14,224	21
Incentive compensation, retirement costs and other employee benefits	(3,287)	8,582	(138)	22,686	31,612	(28)

Total compensation expense	23,212	28,895	(20)	92,633	88,459	5

Net occupancy expense	7,004	4,364	60	19,131	12,555	52
Technology and related costs	2,565	1,791	43	7,096	4,291	65
Marketing	2,500	2,095	19	6,275	7,644	(18)
Professional services	5,759	2,802	106	10,765	9,240	17
Investment manager expenses	581	829	(30)	1,746	2,609	(33)
Net foreclosed property expense	2,454	458	436	3,865	1,612	140
Supplies and printing	295	352	(16)	1,029	1,166	(12)
Postage, telephone, and delivery	803	575	40	2,205	1,663	33
Insurance	4,603	2,460	87	17,592	5,067	247
Amortization of intangibles	547	241	127	1,201	897	34
Other expenses	6,512	2,223	193	15,349	6,019	155

Total non-interest expense	$56,835	$47,085	21	$178,887	$141,222	27

Operating efficiency ratios
Non-interest expense to average assets	1.91%	2.28%		2.22%	2.80%
Net overhead ratio	1.48%	1.71%		1.51%	2.21%
Efficiency ratio (1)	56.2%	72.2%		62.7%	86.2%

(1)	The efficiency ratio is presented on a tax-equivalent basis, assuming a federal income tax rate of 35%. See Table 1 for a reconciliation of the effect of the tax-equivalent adjustment.
Non-interest expense was $56.8 million in the third quarter, of which $8.7 million relates to ongoing and defined transaction integration costs attributable to the Founders transaction, and compared to $47.1 million in the third quarter 2008. The increase in non-interest expense is primarily due to an increase in foreclosed property expenses related to credit deterioration, higher FDIC insurance assessment expenses and professional fees related primarily to the Founders transaction.
The decrease in compensation costs of $5.7 million compared to the prior year quarter is primarily a result of a $9.8 million reversal of incentive compensation accruals for the prior two quarters and a reduction in incentive compensation expenses in the current quarter. This reversal was offset by growth in salaries and benefits expenses due to the Founders transaction and costs associated with repositioning our workforce during the third quarter. The number of full-time equivalent employees increased 36% to 1,031 at September 30, 2009 compared to 758 at September 30, 2008, and includes 225 employees from the former Founders Bank.
Net occupancy expense grew 60%, or $2.6 million, compared to the third quarter 2008 to $7.0 million and reflects the investments we have made in growing our office space to accommodate our larger downtown Chicago team and 10 additional offices acquired as a result of the Founders transaction.
Technology and related costs, which include fees paid for information technology services and support, increased 43% to $2.6 million for the third quarter 2009, compared to $1.8 million in the prior year period due to increased operational costs and investment in technology to support our expanded products and services as a result of our growth under the Plan and Founders integration costs.
Professional fees, which include fees paid for legal, accounting, consulting and information systems consulting services, increased by 106%, or $3.0 million, compared to the third quarter 2008 due to $3.3 million in costs relating to the Founders transaction and subsequent integration activities.

Third quarter 2009 insurance costs increased $2.1 million over third quarter 2008 due to higher FDIC assessment fees. The increase in FDIC insurance fees is attributable to a 28% growth in deposits year-over-year for which fees are assessed and an increase in fee rates since the third quarter 2008. In December 2008, the FDIC finalized a rule that raised the then current assessment rates uniformly by 7 basis points effective with the first quarter 2009 assessment. The new rule resulted in annualized assessment rates for Risk Category 1 institutions ranging from 12 to 14 basis points. The increase in deposit insurance expense during the third quarter of 2009 compared to the third quarter of 2008 was also partly related to the additional 10 basis point assessment paid on covered transaction accounts exceeding the $250,000 under the Temporary Liquidity Guaranty Program.
Net foreclosed property expenses, which includes writedowns on foreclosed properties, gains and losses on sales of foreclosed properties and other legal expenses associated with the foreclosure process, increased by $2.0 million compared to the third quarter 2008 and is directly correlated with growth in our other real estate owned portfolio. Marketing expenses increased by $405,000 over the prior year quarter as we began to actively market the Plan through advertising and event sponsorships.
Other expense increased $4.3 million for the quarter ended September 30, 2009 compared to the prior year quarter with loan and collection costs contributing $1.4 million and restructuring charges associated with a workforce repositioning initiative contributing $1.6 million to the current period’s expense.
Year-to-date non-interest Expense
Non-interest expense was $178.9 million for the nine months ended September 30, 2009, increasing $37.7 million or 27%, compared to $141.2 million in the prior year period. The increase represents the ongoing investment in the Plan throughout the year and is a direct result of a combined increase in net occupancy expense, net foreclosed property expenses, technology costs and significantly higher insurance costs.
Compensation costs increased $4.2 million, or 5%, compared to the prior year period. The $3.0 million increase in share-based payments is attributable to a greater number of employees with equity awards for the nine months ended September 30, 2009 compared to 2008 and equity awards granted during the first quarter 2009 to certain senior level executives. Compensation expense also includes the reversal of $9.8 million in incentive compensation accruals and incentive-based compensation expense during the third quarter 2009.
Net occupancy expense for the nine months ended September 30, 2009 grew by $6.6 million compared to the prior year period to $19.1 million and reflects the investments we have made in growing our office space to accommodate our larger downtown Chicago team and $1.0 million in operating costs attributable to 10 additional offices acquired as a result of the Founders transaction.
Technology and related costs increased 65% to $7.1 million for the nine months ended September 30, 2009, compared to $4.3 million in the prior year period due to the growth of the Company and continued investment in technology, support for facility relocations and upgrading.
Professional fees increased by $1.5 million for the nine months ended September 30, 2009 compared to the prior year period due to the inclusion of $3.3 million in professional fees related to the Founders transaction and subsequent integration activities; absent these costs, professional fees would have decreased over the prior year period due to the ongoing initiative to decrease the use of third-party service providers and leverage in-house expertise.
For the nine months ended September 30, 2009, insurance costs increased $12.5 million compared to the prior year period due to higher FDIC assessment fees, special assessments totaling $5.1 million levied during the second quarter of 2009 and 28% deposit growth year-over-year.
Net foreclosed property expenses increased by $2.3 million for the nine months ended September 30, 2009 compared to the 2008 period. Marketing expenses declined $1.4 million over the prior year period as the Company reduced client entertainment and other activities in line with the current economic environment.
Other expenses for the nine months ended September 30, 2009 include $5.1 million of loan and collection expenses, $2.9 million in fees paid to third party service providers used on a recurring basis, $1.6 million in restructuring charges and $1.5 million in fees related to CDARS®.

Income Taxes
Our provision for income taxes includes both federal and state income tax expense. The effective income tax rate for the three months ended September 30, 2009 was (40.4)% compared to (41.9)% for the three months ended September 30, 2008. The effective income tax rate for the nine months ended September 30, 2009 was (42.9)% compared to (40.6)% for the nine months ended September 30, 2008. The year-over-year difference for the quarterly period largely reflects the impact of the larger pre-tax loss generated in the 2009 third quarter compared to the comparable 2008 period. The year-over-year difference for the nine month period largely reflects the smaller pre-tax loss in the current period compared to last year.
The effective income tax rate varies from the statutory federal income tax rate of 35% principally due to state income taxes, the effects of tax-exempt earnings from municipal securities and bank-owned life insurance and non-deductible compensation and business expenses.
In determining that realization of the deferred tax assets is more likely than not and no valuation allowance is needed at September 30, 2009, we considered a number of factors including taxable income being generated in 2009, reversing taxable temporary differences in future periods and our ability to generate future taxable income over a relatively short timeframe.
Operating Segments Results
We have three primary business segments: Banking (which includes our lines of business; Illinois Commercial Banking, National Commercial Banking, and Commercial Real Estate); The PrivateWealth Group; and Holding Company Activities. The PrivateBank Mortgage Company results are included in the Banking segment.
Banking
The profitability of each of our bank subsidiaries is primarily dependent on net interest income, provision for loan losses, non-interest income and non-interest expense. The net loss for the banking segment for the quarter ended September 30, 2009 was $18.1 million compared to net income of $1.9 million for the prior year period. The net loss for the banking segment resulted primarily from a 198% increase in the provision for loan losses and an 17% increase in operating expenses, offset by a 55% increase in net interest income. For the nine months ended September 30, 2009, net income for the banking segment was $12.3 million, compared to a net loss of $4.5 million in the prior year period. Total loans for the banking segment increased 12% to $9.0 billion at September 30, 2009 as compared to $8.0 billion at December 31, 2008. Commercial loans, including commercial and industrial and owner-occupied commercial real estate loans, continue to be the fastest-growing segment of the loan portfolio and increased to $4.7 billion, or 51% of our total loans, from $4.0 billion, or 49%, of total loans at December 31, 2008. Commercial real estate loans decreased to 29% of our total loans at September 30, 2009, compared to 30% of total loans at December 31, 2008. Total deposits increased 21% to $9.7 billion at September 30, 2009 from $8.0 billion at December 31, 2008.
The PrivateWealth Group
The PrivateWealth Group segment includes investment management, investment advisory, personal trust and estate administration, custodial and escrow, retirement account administration, and brokerage services. The PrivateWealth Group’s assets under management were $4.0 billion at September 30, 2009 as compared to approximately $3.3 billion at December 31, 2008, and include $455.6 million in Founders assets under management. The PrivateWealth Group’s fee revenue was $4.1 million for the quarters ended September 30, 2009 and 2008. Fee revenue was unchanged due to significantly lower market values of equities and certain other assets under management and an increase in assets held in non-fee producing cash equivalents during the third quarter of 2009. Net income for The PrivateWealth Group decreased 68% to $78,000 for the quarter ended September 30, 2009 from $243,000 in the prior year period primarily due to a 9% increase in operating expenses. For the nine months ended September 30, 2009, The PrivateWealth Group earned $11.4 million in fee revenue compared to $12.8 million in the prior year period, netting income of $481,000 for the nine months ending September 30, 2009 compared to $1.0 million in the prior year period.
For a number of our wealth management relationships, we utilize third-party investment managers, including Lodestar Investment Counsel, LLC (“Lodestar”), a subsidiary of the Company. Fees paid to third party investment managers decreased to $581,000 for the quarter ended September 30, 2009, compared to $829,000 in the prior year period. The 2009 decrease is attributable to a decline in assets under management and an increase in assets held in cash equivalents. For the nine months ended September 30, 2009, fees paid to third party investment managers decreased by $863,000 compared to the prior year period.

Holding Company Activities
The Holding Company Activities segment consists of parent company only matters. The Holding Company’s most significant assets are its net investments in its two banking subsidiaries and its mortgage banking subsidiary. Holding Company financial results are impacted primarily by interest expense on borrowings and operating expenses of the parent company. Recurring holding company operating expenses consist primarily of compensation (amortization of share-based compensation) and professional fees. The Holding Company segment reported a net loss available to common stockholders of $12.8 million for the quarter ended September 30, 2009, compared to a net loss available to common stockholders of $9.5 million for the prior year period. The increase in the net loss year-over-year is primarily due to an increase in the preferred stock dividend and related amortization associated with the issuance of Series B preferred stock to the Treasury under the TARP CPP. For the nine months ended September 30, 2009, the Holding Company segment reported a net loss of $35.3 million, compared to a net loss of $26.3 million in the prior year period primarily due to an increase in interest expense and the preferred stock dividend.
FINANCIAL CONDITION
Total Assets
Total assets increased to $12.1 billion at September 30, 2009, an increase of 20% from $10.0 billion at December 31, 2008. Asset growth from December 31, 2008 was primarily due to loan growth of 12% during the period and the inclusion of $836.5 million in assets attributable to the Founders transaction at September 30, 2009.
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
Table 6
Investment Portfolio Valuation Summary
(Dollars in thousands)

	At September 30, 2009			At December 31, 2008
	Fair	Amortized	% of	Fair	Amortized	% of
	Value	Cost	Total	Value	Cost	Total
Available-for-Sale
U.S. Treasury securities	$17,069	$16,761	1.0	$127,670	$117,875	8.8
U.S. Agencies	45,476	45,408	2.7	—	—	—
Collateralized mortgage obligations	190,830	182,137	11.4	267,115	263,393	18.4
Residential mortgage-backed securities	1,210,672	1,171,468	72.1	825,942	803,115	56.9
Corporate collateralized mortgage obligations	—	—	—	6,240	6,499	0.4
State and municipal securities	184,266	171,062	11.0	198,597	190,461	13.7

Total available-for-sale	1,648,313	1,586,836	98.2	1,425,564	1,381,343	98.2

Non-marketable Equity Investments
FHLB stock	26,808	26,808	1.6	23,663	23,663	1.6
Other	3,873	3,873	0.2	3,550	3,550	0.2

Total non-marketable equity investments	30,681	30,681	1.8	27,213	27,213	1.8

Total securities	$1,678,994	$1,617,517	100.0	$1,452,777	$1,408,556	100.0

As of September 30, 2009, our securities portfolio totaled $1.7 billion, increasing 16% from December 31, 2008. Of the total securities portfolio, $150.5 million in securities are attributable to the Founders transaction.
During the third quarter 2009, we took advantage of market conditions to sell $119.7 million of securities, primarily agency securities, at a net gain of $165,000. The majority of bonds sold during the quarter were related to the Founders portfolio as we replaced the short duration agency securities primarily with longer duration residential mortgage-backed securities backed by U.S. government-owned agencies.

Investments in mortgage related securities, collateralized mortgage obligations and residential mortgage-backed securities comprise 84% of the available-for-sale securities portfolio at September 30, 2009. Virtually all of the mortgage securities are backed by U.S. Government-owned agencies or issued by U.S. Government-sponsored enterprises. All mortgage securities are composed of fixed rate, fully amortizing collateral with final maturities of 30 years or less.
Investments in debt instruments of state and local municipalities comprised 11% of the total available-for-sale securities portfolio at September 30, 2009. This type of security has historically experienced very low default rates and provided a predictable cash flow since it generally is not subject to significant prepayment. Insurance companies regularly provide credit enhancement to improve the credit rating and liquidity of a municipal bond issuance. Management considers the credit enhanced and underlying municipality credit rating when evaluating a purchase or sale decision.
At September 30, 2009, our reported stockholders’ equity reflected unrealized securities gains net of tax of $38.2 million. This represented an increase of $10.6 million from unrealized securities gains net of tax of $27.6 million at December 31, 2008.
Non-marketable equity investments include Federal Home Loan Bank (“FHLB”) stock and other various equity securities. At September 30, 2009, our consolidated investment in FHLB stock was $26.8 million, compared to $23.7 million at December 31, 2008. Our FHLB stock holdings are necessary to qualify for FHLB advances, and we are monitoring the financial condition of the FHLBs in which we have an investment. At September 30, 2009, we owned $3.9 million in other securities, which consist of equity investments to fund civic and community projects, some of which qualify for CRA purposes. During the third quarter 2009, we recognized losses of $474,000 on our CRA-related investments.
As of September 30, 2009, we do not own any Freddie Mac or Fannie Mae preferred stock or subordinated debt obligations, bank trust preferred securities, nor do we own any sub-prime mortgage-backed securities.
LOAN PORTFOLIO AND CREDIT QUALITY
Portfolio Composition
Our loan portfolio is comprised of commercial including owner-occupied commercial real estate, real estate (which includes commercial real estate, construction, and residential real estate) and personal loans. Outstanding loans, excluding covered assets, totaled $9.0 billion as of September 30, 2009, an increase of 12% from December 31, 2008. The increase since December 31, 2008 was led by growth in commercial loans which grew 17% from December 31, 2008, comprising 51% of the Company’s loan portfolio at September 30, 2009. We believe we are well positioned to both pursue and take advantage of prudent, targeted lending opportunities.
Table 7
Loan Portfolio (excluding covered assets) (1)
(Dollars in thousands)

	September 30,	% of	December 31,	% of
	2009	Total	2008	Total	% Change

Commercial and industrial	$3,888,744	43.1	$3,437,130	42.8	13.1
Owner-occupied commercial real estate	765,489	8.4	538,688	6.7	42.1

Total commercial	4,654,233	51.5	3,975,818	49.5	17.1

Commercial real estate	2,169,209	24.0	1,980,271	24.7	9.5
Commercial real estate — multifamily	466,098	5.2	403,690	5.0	15.5

Total commercial real estate	2,635,307	29.2	2,383,961	29.7	10.5

Construction	874,970	9.7	815,150	10.1	7.3
Residential real estate	316,795	3.5	328,138	4.1	(3.5)
Home equity	214,630	2.4	191,934	2.4	11.8
Personal	332,521	3.7	341,806	4.2	(2.7)

Total loans	$9,028,456	100.0	$8,036,807	100.0	12.3

(1)	Refer to Note 3 — FDIC-Assisted Acquisition for an explanation of covered assets.
The composition of our commercial real estate portfolio is geographically diverse, principally located in and around our core markets. No property type exceeds 20% of our total non-owner occupied commercial real estate and construction exposure.

The following table summarizes our loans secured by non-owner occupied commercial real estate by property type and collateral location at September 30, 2009 and December 31, 2008.
Table 8
Collateral Location by Property Type (excluding covered assets) (1)

	As of September 30, 2009						% of Total
	IL	GA	MI	MO	WI	Other	Portfolio
Commercial real estate
Health Care	1.5%	0.0%	0.0%	0.3%	0.5%	4.6%	6.9%
Raw Land	1.2%	0.1%	0.0%	0.2%	0.0%	0.1%	1.6%
Land Development	0.9%	0.4%	0.0%	0.1%	0.0%	0.1%	1.5%
Residential 1-4 Family	6.7%	0.4%	0.9%	0.5%	0.6%	2.2%	11.3%
Multi-Family 5+	7.7%	1.0%	0.9%	1.4%	0.2%	4.4%	15.6%
Mixed Use/Other	5.5%	0.5%	1.2%	0.8%	0.4%	1.9%	10.3%
Office	3.9%	1.3%	1.6%	2.0%	0.3%	2.9%	12.0%
Warehouse	3.1%	0.7%	0.9%	0.1%	0.2%	3.4%	8.4%
Retail	3.5%	0.5%	2.9%	0.3%	0.2%	2.8%	10.2%

Total commercial real estate	34.0%	4.9%	8.4%	5.7%	2.4%	22.4%	77.8%

Construction
Land Development	4.9%	0.3%	1.2%	0.7%	0.3%	4.9%	12.3%
Residential 1-4 Family	0.7%	0.0%	0.2%	0.1%	0.0%	0.0%	1.0%
Multi-Family 5+	0.8%	0.4%	0.2%	0.1%	0.6%	0.6%	2.7%
Industrial/Warehouse	0.1%	0.0%	0.1%	0.0%	0.0%	0.0%	0.2%
Office	0.3%	0.0%	0.0%	0.0%	0.2%	0.0%	0.5%
Retail	1.2%	0.0%	0.0%	0.0%	0.1%	0.5%	1.8%
Mixed Use/Other	2.3%	0.1%	0.2%	0.0%	0.2%	0.9%	3.7%

Total construction	10.3%	0.8%	1.9%	0.9%	1.4%	6.9%	22.2%

Total commercial real estate and construction	44.3%	5.7%	10.3%	6.6%	3.8%	29.3%	100.0%

(1)	Refer to Note 3 “FDIC-Assisted Acquisition” for an explanation of covered assets.

	As of December 31, 2008						% of Total
	IL	GA	MI	MO	WI	Other	Portfolio
Commercial real estate
Vacant land	8.1%	0.3%	0.5%	0.9%	0.4%	2.6%	12.8%
Residential 1-4 family	3.0%	0.0%	1.3%	0.4%	0.3%	0.7%	5.7%
Multi-family	5.5%	1.0%	0.5%	1.3%	0.4%	1.8%	10.5%
Mixed use	2.6%	0.0%	0.3%	0.5%	0.1%	0.2%	3.7%
Office	6.4%	1.1%	0.9%	1.8%	0.3%	2.3%	12.8%
Warehouse	3.8%	0.6%	1.5%	0.1%	0.1%	1.7%	7.8%
Retail	3.9%	0.8%	2.8%	0.2%	0.3%	3.8%	11.8%
Other	4.1%	0.4%	1.3%	0.3%	0.0%	9.0%	15.1%

Total commercial real estate	37.4%	4.2%	9.1%	5.5%	1.9%	22.1%	80.2%

Construction
Residential 1-4 family	3.3%	0.8%	0.5%	0.8%	0.1%	0.7%	6.2%
Multi-family	0.8%	0.0%	0.1%	0.1%	0.1%	0.3%	1.4%
Other	5.5%	0.7%	0.7%	1.1%	0.6%	3.6%	12.2%

Total construction	9.6%	1.5%	1.3%	2.0%	0.8%	4.6%	19.8%

Total commercial real estate and construction	47.0%	5.7%	10.4%	7.5%	2.7%	26.7%	100.0%

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
For a summary of the changes in the reserve for loan losses for the quarters and nine months ended September 2009 and 2008, refer to Note 6 of “Notes to Consolidated Financial Statements.”

Table 9
Allowance for Loan Losses (excluding covered assets) (1)
(Dollars in thousands)

	2009			2008
	September 30	June 30	March 31	December 31	September 30
As of the period ended
Allowance for loan losses	$192,791	$140,088	$127,011	$112,672	$102,223
Total loans	9,028,456	8,728,926	8,483,641	8,036,807	7,441,137
Allowance for loan losses to loans	2.14%	1.60%	1.50%	1.40%	1.37%
Allowance for loan losses to nonperforming loans	54%	76%	78%	85%	116%

For the quarter ended
Provision for loan losses	$90,016	$21,521	$17,805	$119,250	$30,173
Net loans charged off	37,313	8,444	3,466	108,801	6,971
Net loans charged off to average loans, annualized	1.67%	0.39%	0.17%	5.49%	0.40%

(1)	Refer to Note 3 “FDIC-Assisted Acquisition” for an explanation of covered assets.
We increased our allowance for loan losses to $192.8 million at September 30, 2009, up $80.1 million from $112.7 million at December 31, 2008. The ratio of the allowance for loan losses to total loans (excluding covered assets) was 2.14% at September 30, 2009, up from 1.40% as of December 31, 2008. During the third quarter 2009, there was significant deterioration in the commercial real estate portfolio and several commercial loans became nonperforming. Weakness in the general economy and, in particular, higher vacancy rates in commercial real estate, sponsor bankruptcies, declining real estate values, very limited sales activity and little financing activity severely impacted our portfolio. The loan loss allowance as a percentage of nonperforming loans was 54% at September 30, 2009 compared to 85% at December 31, 2008.
During the third quarter 2009, net charge-offs totaled $37.3 million as compared to $7.0 million in the third quarter 2008. The increase in charge-offs reflects real estate collateral values, particularly land values, which have fallen appreciably. The provision for loan losses for the third quarter 2009 totaled $90.0 million and exceeded net charge-offs by $52.7 million. For the nine months ended September 30, 2009, net charge offs were $49.2 million, compared to $17.0 million in the prior year period and the provision for loan losses for the nine months ended September 30, 2009 was $129.3 million, compared to $70.3 million in the prior year period. Total loans charged off, net of recoveries, in the third quarter 2009 were 1.67% of average loans on an annualized basis compared to 0.40% at September 30, 2008.
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
Table 10
Allocation of Allowance for Loan Losses
(Dollars in thousands)

	As of
	September 30, 2009		December 31, 2008
		% of		% of
		Total		Total
	Amount	Allowance	Amount	Allowance

General allocated reserve:
Commercial	$59,118	31	$39,524	35
Commercial real estate	44,745	23	31,625	28
Construction	41,222	21	27,231	24
Residential real estate	2,009	1	1,294	1
Home equity	1,582	1	1,000	1
Personal	2,084	1	1,527	2

Total general allocated	150,760	78	102,201	91
Specific reserve	42,031	22	330	—
Unallocated reserve	—	—	10,141	9

Total	$192,791	100	$112,672	100

During the third quarter of 2009, we identified additional banking relationships with loan impairments requiring the establishment of specific reserves.
The accounting policies underlying the establishment and maintenance of the allowance for loan losses are discussed in Notes 1 and 5 to the Consolidated Financial Statements of our 2008 Annual Report on Form 10-K.
In addition to the allowance for loan losses, we maintain a reserve for unfunded commitments at a level we believe to be sufficient to absorb estimated probable losses related to unfunded credit facilities. At September 30, 2009, our reserve for unfunded commitments was $1.3 million, a 55% increase over $840,000 at December 31, 2008. The reserve is computed using a methodology similar to that used to determine the general allocated component of the allowance for loan losses. Net adjustments to the reserve for unfunded commitments are included in other non-interest expense in the Consolidated Statements of Income.
Nonperforming Assets and Delinquent Loans
Nonperforming loans include loans past due 90 days and still accruing interest, loans for which the accrual of interest has been discontinued and loans for which the terms have been renegotiated to provide for a reduction or deferral of interest and principal due to a weakening of the borrower’s financial condition. Nonperforming assets include nonperforming loans and real estate that has been acquired primarily through foreclosure and is awaiting disposition. For a detailed discussion of our policy on accrual of interest on loans, see Note 1 to the Consolidated Financial Statements of our 2008 Annual Report on Form 10-K. At September 30, 2009, we had no loans past due 90 days and still accruing interest.

Table 11
Nonperforming Assets and Past Due Loans
(Dollars in thousands)

		% of
	2009	Loan	2009		2008
	September 30	Category	June 30	March 31	December 31	September 30
Nonaccrual loans:
Commercial and industrial	$72,808	1.6%	$25,442	$19,017	$11,735	$14,454
Commercial real estate (“CRE”)	145,438	5.5%	72,621	55,238	48,143	33,136
Construction	118,876	13.6%	64,849	66,067	63,305	35,130
Residential real estate	11,899	3.8%	8,913	8,138	6,829	3,210
Personal and home equity	10,897	2.0%	11,701	14,436	1,907	2,127

Total nonaccrual loans	359,918	4.0%	183,526	162,896	131,919	88,057
90 days past due loans (still accruing interest)	—		—	—	—	—

Total nonperforming loans	359,918		183,526	162,896	131,919	88,057
Foreclosed real estate (“OREO”)	36,705		29,236	28,703	23,823	18,465

Total nonperforming assets	$396,623		$212,762	$191,599	$155,742	$106,522

30-89 days past due loans:
Commercial and industrial	$6,012	0.1%	$4,250	$23,953	$12,060	$5,867
Commercial real estate	41,250	1.6%	35,541	55,881	9,113	18,473
Construction	13,503	1.5%	11,012	7,196	9,166	19,113
Residential real estate	1,431	0.5%	2,888	5,606	3,485	3,104
Personal and home equity	6,964	1.3%	5,705	7,804	1,580	3,400

Total 30-89 days past due loans	$69,160	0.8%	$59,396	$100,440	$35,404	$49,957

Nonaccrual loans to total loans (excluding covered assets)	3.99%		2.10%	1.92%	1.64%	1.18%
Nonaccrual loans to total assets	2.98%		1.67%	1.57%	1.31%	0.98%
Nonperforming loans to total loans (excluding covered assets)	3.99%		2.10%	1.92%	1.64%	1.18%
Nonperforming assets to total assets	3.28%		1.94%	1.85%	1.55%	1.18%
Allowance for loan losses as a percent of nonperforming loans	54%		76%	78%	85%	116%
During the quarter, credit quality continued the negative trend from prior periods reflecting the challenging economy. Defaulted loans increased, causing a significant rise in our non-performing loans. We had $396.6 million in total non-performing assets at September 30, 2009, compared to $106.5 million at September 30, 2008. The third quarter increase in nonperforming assets included $37.3 million from Shared National Credits (“SNCs”). SNCs are defined as loan commitments of at least $20.0 million that are shared by three or more financial institutions. We act in an agent capacity in some of these transactions and in a participant capacity in others; however, we do not generally purchase loan participations unless we have a prior banking relationship with the borrower and when we expect meaningful deposit and fee income. At September 30, 2009, we had total commitments for and outstanding balances of SNCs of $1.57 billion and $852.0 million, respectively. Nonperforming assets were 3.28% of total assets at September 30, 2009 compared to 1.55% at December 31, 2008, primarily consisting of commercial real estate and commercial construction loans. The ratio of nonperforming loans to total loans (excluding covered assets) was 3.99% at September 30, 2009 compared to 1.64% at year-end.
As project and guarantor cash flow support dissipates and collateral protection weakens, we undertake a diligent and comprehensive review of all underperforming loans. These reviews identify loans considered to be nonperforming, and where warranted, we establish specific reserves and recognize inherent losses. As a result of the credit quality deterioration in the quarter, we took additional steps to review loan exposures in targeted areas of its credit portfolio, concentrating primarily on the commercial real estate sector and loans originated prior to November 2007. The targeted review of loans assessed loan performance, underlying project characteristics and the strength of sponsor support, and it provided us greater insight into existing and emerging credit issues to proactively mitigate credit risk in future quarters. While we took more modest charge-offs this quarter than after our review in the fourth quarter 2008, we identified inherent losses where cash flow and guarantor support indicated likely non-performance and where losses from deteriorating assets values were evident. We believe that the loan assets charged-off during the fourth quarter 2008 are fairly valued at September 30, 2009 and we continuously monitor these loans. We expect increasing levels of non-performing assets for the next several quarters. The trends in the credit portfolio will remain weak due to the under-performing commercial real estate sector and the generally soft economic environment. Specifically, fourth quarter growth in non-performing assets is expected to be meaningful, though at a rate less than the increase between the ends of the second and third quarters. The stabilization of property values may not counteract lack of market demand and unemployment rates, which could result in further defaulted loans.

Loans 30-89 days totaled $69.2 million at September 30, 2009 compared to $35.4 million at December 31, 2008. These loans are strictly administered in accordance with our credit management practices. Our disclosure with respect to impaired loans is contained in Note 6 of “Notes to Consolidated Financial Statements”.
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
Our acquisition of the former Founders Bank in the third quarter of 2009 in an FDIC-assisted transaction increased our client deposits meaningfully, which was one of the strategic reasons we entered into the transaction. We believe there will be similar acquisition opportunities available in the next 12-18 months, and a focus of our Plan includes pursuing these opportunities to the extent we believe they add long-term stockholder value and subject to, in the case of FDIC-assisted transactions, regulatory consent to participate in such receivership transactions. These FDIC transactions can be particularly valuable as we continue to build out our deposit franchise.
Table 12
Deposits
(Dollars in thousands)

	As of
	September 30,	%	December 31,	%
	2009	of Total	2008	of Total	% Change

Non-interest bearing deposits	$1,565,492	16.4	$711,693	8.9	120.0
Interest-bearing deposits	589,298	6.2	232,099	2.9	153.9
Savings deposits	135,937	1.4	15,644	0.2	768.9
Money market accounts	3,921,445	41.0	2,783,238	34.8	40.9
Brokered deposits:
Traditional	453,759	4.7	1,481,762	18.5	(69.4)
Client CDARS®	981,677	10.3	678,958	8.5	44.6
Non-client CDARS®	171,387	1.8	494,048	6.2	(65.3)

Total brokered deposits	1,606,823	16.8	2,654,768	33.2	(39.5)
Other time deposits	1,741,783	18.2	1,599,014	20.0	8.9

Total deposits	$9,560,778	100.0	$7,996,456	100.0	19.6

Client deposits (1)	$8,935,632		$6,020,646		48.4

(1)	Total deposits, net of traditional brokered deposits and non-client CDARS®.

Total deposits at September 30, 2009 increased 20% from year-end 2008 primarily due to growth in money market accounts, non-interest bearing deposits, and interest-bearing deposits, offset by reductions in traditional brokered deposits and non-client CDARS®. Of total deposits at September 30, 2009, $793.9 million in deposits are attributable to the Founders transaction. Client deposits increased by $2.9 billion, or 48%, to $8.9 billion at September 30, 2009 compared to $6.0 billion at December 31, 2008. During 2009, we have continued to facilitate our deposit growth by pursuing deposits from existing and new clients, increasing institutional and municipal deposits, attracting additional business DDA account balances through our enhanced treasury management services, and increasing use of our CDARS® deposit program. Total non-interest bearing deposits increased $853.8 million, or 120%, at September 30, 2009 from December 31, 2008.
Brokered deposits totaled $1.6 billion at September 30, 2009, down 40% from $2.7 billion at December 31, 2008 due to a reduction in traditional brokered deposits and non-client CDARS® deposits. During third quarter 2009, we further reduced our reliance on brokered deposits as a source of funding for the growth in our loan portfolio and utilized client deposits and lower costing funds through the Federal Reserve Bank term auction facility to support our funding needs. We have issued certain brokered deposits with call option provisions, which provide us with the opportunity to redeem the certificates of deposits on a specified date prior to the contractual maturity date. Our brokered deposits to total deposits ratio was 17% at September 30, 2009 and 33% at December 31, 2008. Brokered deposits at September 30, 2009 include $1.2 billion in CDARS® deposits, of which we consider $982,000, or 85%, to be client related CDARS®.
Table 13
Scheduled Maturities of Brokered and Other Time Deposits
(Dollars in thousands)

	Brokered	Other Time	Total
Year ending December 31,
2009:
Fourth quarter	$677,447	$722,655	$1,400,102
2010	761,167	907,286	1,668,453
2011	41,129	67,255	108,384
2012	46,363	25,676	72,039
2013	9,389	10,410	19,799
2014 and thereafter	71,328	8,501	79,829

Total	$1,606,823	$1,741,783	$3,348,606

Short-term Borrowings
Short-term borrowings which includes securities sold under agreements to repurchase, federal funds purchased, term auction facilities issued by the Federal Reserve Bank, borrowings under the Company’s credit facility and FHLB advances that mature in one year or less, increased $35.6 million to $690.4 million from $654.8 million at December 31, 2008 primarily due to $500.0 million outstanding through the Federal Reserve Bank term auction facilities, offset by a decrease in federal funds purchased, FHLB advances, redemption of $97.0 million repurchase agreement in the second quarter 2009 and the payoff in full of our $20.0 million credit facility during the first quarter 2009. The credit facility matured in the third quarter 2009. Additionally, during the first six months of 2009, we redeemed the entire $115.0 million aggregate outstanding principal amount of our contingent convertible senior notes at a redemption price in cash equal to 100% of the principal amount, plus accrued and unpaid interest.
MANAGEMENT OF CAPITAL
Stockholders’ equity was $1.1 billion at September 30, 2009, an increase of $463.0 million from $605.6 million at December 31, 2008, due primarily to an additional $217.0 million in capital as a result of the issuance of common stock during the second quarter 2009 and the issuance of $243.8 preferred stock to the U.S. Treasury under the TARP CPP during the first quarter 2009.
Issuance of Common Stock
In May 2009, we issued 11.6 million shares of newly issued common stock at a public offering price of $19.25 per share. We granted the underwriters an over-allotment option to purchase an additional 1.74 million shares which they partially exercised and purchased an additional 266,673 shares. The net proceeds from the offering, including the partial exercise of the over-allotment option, were approximately $217.0 million after deducting underwriting commissions but before offering expenses. The net proceeds from the offering qualify as tangible common equity and Tier 1 capital and will be used for working capital and general corporate purposes.

In June 2009, we amended our amended and restated certificate of incorporation to (1) create a new class of non-voting common stock (the “Non-voting Common Stock”), and (2) amend and restate the Certificate of Designations of the Company’s Series A Junior Nonvoting Preferred Stock (the “Series A Preferred Stock”) to provide, among other things, that the shares of Series A Preferred Stock are convertible only into shares of Non-voting Common Stock. Under the amended terms of the Series A Preferred Stock, each share of Series A Preferred Stock is convertible into one share of Non-voting Common Stock. On June 17, 2009, we issued 1,951,037 shares of Non-voting Common Stock to GTCR upon notice of conversion by GTCR of all of its 1,951.037 shares of Series A Preferred Stock. This transaction resulted in a reclassification of preferred stock capital to common stock capital and did not increase total stockholders equity. The shares of Series A Preferred Stock held and converted by GTCR represented all of the authorized, issued and outstanding shares of Series A Preferred Stock on such date. We also entered into an amendment to our existing Preemptive and Registration Rights Agreement with GTCR pursuant to which we agree, among other things, to register the shares of common stock issuable upon conversion of the newly issued shares of Non-voting Common Stock for resale under the Securities Act of 1933.
On November 2, 2009, we closed an underwritten public offering of common stock, which included the full exercise of the underwriters’ overallotment option, and issued a total of 22.2 million shares for net proceeds of $181.2 million to the Company after deducting underwriting commissions. Of that amount, approximately $35.3 million was purchased by certain funds managed by GTCR.
In addition, GTCR purchased approximately $12.8 million of non-voting common stock of the Company, equating to 1.6 million shares, through an exercise of its existing preemptive rights. The net proceeds from the public offering, as well as from the sale of non-voting common stock, will qualify as tangible common equity and Tier 1 capital and will be used to further capitalize our subsidiary banks in order to support continued growth and for working capital and other general corporate purposes, including possible FDIC-assisted acquisition transactions subject to satisfying eligibility requirements to participate in such transactions.
At September 30, 2009 our total risk-based capital ratio was 13.40%, Tier 1 capital ratio was 11.01% and tangible common equity ratio was 6.00%. Giving effect to the common stock offering and issuance of the non-voting common stock under the preemptive rights agreement and on a pro-forma basis, at September 30, 2009 our capital ratios would have been 15.24%, 12.84% and 7.62% for total risk-based capital, Tier 1 capital and tangible common equity, respectively.
In addition, upon completion of the offering, we are eligible to request that the U.S. Department of the Treasury reduce the number of shares of common stock issuable upon exercise of the warrant held by the U.S. Treasury by 50 percent to 645,013 shares.
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
Capital Measurements
A strong capital position relative to the capital adequacy rules that apply to us is crucial in maintaining investor confidence, accessing capital markets, and enabling us to take advantage of future profitable growth opportunities. Our Capital Policy requires that we maintain capital ratios in excess of the minimum regulatory guidelines. It serves as an internal discipline in analyzing business risks and internal growth opportunities and sets targeted levels of return on equity. Under applicable regulatory capital adequacy guidelines, we are subject to various capital requirements set and administered by the federal banking agencies. These requirements specify minimum capital ratios, defined as Tier 1 and total capital as a percentage of assets and off-balance sheet items that have been weighted according to broad risk categories and a leverage ratio calculated as Tier 1 capital as a percentage of adjusted average assets. We have managed our capital ratios to consistently maintain such measurements in excess of the Board of Governors of the Federal Reserve System (“FRB”) minimum levels considered to be “well capitalized,” which is the highest capital category established.
The following table presents our consolidated measures of capital as of the dates presented and the capital guidelines established by the FRB to be categorized as “well capitalized.”

Table 14
Capital Measurements
(Dollar amounts in thousands)

			Regulatory	Excess Over
			Minimum For	Required
	September 30,	December 31,	“Well	Minimums
	2009	2008	Capitalized”	at 9/30/09
Regulatory capital ratios:
Total capital to risk-weighted assets	13.40%	10.32%	10.00%	$361,468
Tier 1 capital to risk-weighted assets	11.01%	7.24%	6.00%	530,075
Tier 1 leverage to average assets	9.94%	7.17%	5.00%	577,317
Other capital ratios:
Tangible common equity to tangible assets (1)	6.00%	4.49%
Tangible equity to tangible assets(2)	7.98%	5.07%
Tangible equity to risk-weighted assets(2)	9.05%	5.45%
Total equity to total assets(3)	8.84%	6.03%

(1)
Ratio is not subject to formal FRB regulatory guidance and is a non-U.S. GAAP financial measure. Computed as tangible common equity divided by tangible assets, where tangible common equity equals total equity less preferred stock, goodwill and other intangible assets and tangible assets equals total assets less goodwill and other intangible assets.

(2)
Ratio is not subject to formal FRB regulatory guidance and is a non-U.S. GAAP financial measure. Tangible equity equals total equity less goodwill and other intangible assets, and tangible assets equals total assets less goodwill and other intangible assets.

(3)	Ratio is not subject to formal FRB regulatory guidance.
Tangible equity, including preferred stock, was $954.8 million at September 30, 2009 and $504.0 million at the end of 2008. Tangible common equity was $717.7 million at September 30, 2009, an increase of 61% from $445.9 million at year-end 2008. Our tangible equity to tangible assets ratio was 7.98% as of September 30, 2009, up from 5.07% as of December 31, 2008 and our tangible common equity to tangible assets ratio was 6.00% at September 30, 2009, up from 4.49% at December 31, 2008.
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
Dividends
We declared dividends of $0.01 per common share in third quarter 2009, down 87% from the quarterly dividend per share declared in third quarter 2008 of $0.075. Although we currently intend to continue to pay dividends on our common stock and our preferred stock at the current levels, there can be no assurance that we will continue to do so based on, among other things, the factors set forth in the following paragraph.
As a result of our participation in the CPP, we are subject to various restrictions on our ability to increase the cash dividends we pay on our common stock. Furthermore, as a bank holding company, our ability to pay dividends is subject to the guidelines of the Federal Reserve regarding capital adequacy and dividends and we are required to consult with the Federal Reserve before declaring or paying any dividends. Dividends also may be limited as a result of safety and soundness considerations. Refer to the section entitled “Supervision and Regulation” in our 2008 Annual Report on Form 10-K, as amended, for a discussion of regulatory and other restrictions on dividend declarations. Refer to the sections entitled “Supervision and Regulation” and “Risk Factors” in Item 1 and Item 1A, respectively, of our 2008 Annual Report on Form 10-K, as amended and “Risk factors” in Item 1A in this Form 10-Q for additional information regarding dividend limitations.

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
Our client deposits, the most stable source of liquidity due to the nature of long-term relationships generally established with our clients, are available to provide long-term liquidity for our bank subsidiaries. At September 30, 2009, 74% of our total assets were funded by client deposits, compared to 60% at December 31, 2008. Client deposits for purposes of this ratio are defined to include all deposits less traditional brokered deposits and non-client CDARS®. Time deposits are included as client deposits since these deposits have historically not been volatile deposits for us.
While we first look toward internally generated deposits as a funding source, we continue to utilize wholesale funding sources, including brokered deposits, in order to enhance liquidity and to fund our loan growth. Brokered deposits, excluding client CDARS®, decreased to 7% of total deposits at September 30, 2009, compared to 25% of total deposits at December 31, 2008. During fourth quarter 2009, we expect to continue relying on brokered deposits as an alternative method of funding growth and expect brokered deposit levels to fluctuate depending upon factors including the timing and amount of loan growth, client deposit growth and our decisions to utilize other borrowing sources. Our asset/liability management policy currently limits our use of brokered deposits excluding reciprocal CDARS® to levels no more than 40% of total deposits, and brokered deposits to levels no more than 50% of total deposits. We do not expect these threshold limitations to limit our ability to implement our Plan. Refer to the section entitled “Risk Factors” in Item 1A in this Form 10-Q for additional disclosures regarding our liquidity.
Net cash provided by operations totaled $70.7 million for the nine months ended September 30, 2009 compared to net cash provided by operations of $53.7 million in the prior year period. Net cash outflows from investing activities totaled $1.8 billion in the first nine months of 2009 compared to a net cash outflow of $3.7 billion in the prior year period primarily due to greater loan growth in the prior year period. Cash provided by financing activities in the first nine months of 2009 totaled $2.1 billion compared to a net inflow of $4.0 billion in the first nine months of 2008.

ITEM 3. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK
We encounter risks as part of the normal course of our business and we design and implement risk management policies and procedures to help manage these risks. The Market and Interest Rate Risk Management section included in Item 7 of our 2008 Form 10-K provides a general overview of the risk measurement, control strategies and monitoring aspects of our corporate-level risk policies and procedures management processes. Additionally, our 2008 Annual Report on Form 10-K provides an analysis of the risk management processes for what we view as our primary areas of risk: credit, liquidity and market, as well as a discussion of our use of financial derivatives as part of our overall asset and liability risk management policies and procedures. Our approach to managing these risks has not significantly changed since December 31, 2008.
Risk Management
We are exposed to market risk from changes in interest rates that could affect our results of operations and financial condition. We manage our exposure to these market risks through our regular operating and financing activities. We occasionally use derivative financial instruments as a risk management tool to hedge interest rate risk.
Interest Rate Risk
To manage the interest rate mix of our balance sheet and related cash flows, we have the ability to use a combination of financial instruments, including medium-term and short-term financings, variable-rate debt instruments, fixed rate loans and securities and, to a lesser extent, interest rate swaps. Approximately 46% of the total loan portfolio is indexed to LIBOR, 30% of the total loan portfolio is indexed to the prime rate of interest, and another 5% of the total loan portfolio otherwise adjusts with other short-term interest rates. Changes in market rates and the shape of the yield curve may give us the opportunity to make changes to our investment securities portfolio as part of our asset/liability management strategy.
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
Our primary way of estimating the potential impact of interest rate changes on our income statement is through the use of a simulation model based on our interest-earning asset and interest-bearing liability portfolios, assuming the size of these portfolios remains constant throughout the twelve month measurement period. The simulation assumes that assets and liabilities accrue interest on their current pricing basis. Assets and liabilities then re-price based on current terms and remain at that interest rate through the end of the measurement period. The model attempts to illustrate the potential change in net interest income if the foregoing occurred. The following table shows the estimated impact on net interest income of an immediate change in interest rates as of September 30, 2009 and December 31, 2008.

Analysis of Net Interest Income Sensitivity
(Dollars in thousands)

	Immediate Change in Rates (basis points)
	-50	+50	+100	+200	+300
September 30, 2009:
Dollar change	$670	$19,743	$30,983	$54,129	$79,540
Percent change	0.2%	5.5%	8.6%	15.0%	22.0%
December 31, 2008:
Dollar change	$(1,861)	$2,766	$5,151	$9,476	$14,911
Percent change	(0.9)%	1.4%	2.5%	4.7%	7.3%
The estimated impact to our net interest income over a one year period is reflected in dollar terms and percentage change. As an example, this table shows that if there had been an instantaneous parallel shift in the yield curve of +100 basis points on September 30, 2009, net interest income would increase by $31.0 million or 8.6% over a one-year period, as compared to a net interest income increase of $5.2 million or 2.5% if there had been an instantaneous parallel shift of +100 basis points at December 31, 2008.
Changes in the effect on net interest income at September 30, 2009, compared to December 31, 2008 are due to the timing and nature of the re-pricing of rate sensitive assets to rate sensitive liabilities within the one year time frame. As compared to December 31, 2008, the interest rate simulation reports at September 30, 2009 increased net interest income sensitivity as evidenced by a greater percent change in the net interest income and greater estimated dollar change per scenario. The estimated dollar impact on net interest income is also impacted in each scenario due to increases in our interest-earning asset and interest-bearing liability portfolios. During 2009 our net asset growth was primarily in floating rate assets, funded by non-interest bearing funds and liabilities with longer repricing periods than those assets, which contributes to the increased sensitivity.
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
ITEM 1A. RISK FACTORS
Our business, financial condition and results of operations are subject to various risks, including those discussed below, which may affect the value of our securities. The risks discussed below are those that we believe are the most significant risks affecting us and our business, although additional risks not presently known to us or that we currently deem less significant may also adversely affect our business, financial condition and results of operations, perhaps materially. Before making a decision to invest in our common stock, you should carefully consider the risks and uncertainties described below.
Risks related to our business
Our owner-occupied commercial real estate, construction, and other commercial real estate loans often involve loans with large principal amounts, and repayment of these loans may be dependent on factors outside our control and the control of our borrowers, which may subject these loans to a higher degree of credit risk.
At September 30, 2009, our owner-occupied commercial real estate, construction and other commercial real estate loans totaled $765.5 million, $875.0 million and $2.6 billion, respectively, or 8%, 10% and 29%, respectively, of our total loan portfolio. During the third quarter of 2009, we experienced significant deterioration in our commercial real estate portfolio that caused a significant increase in non-performing loans during the quarter. Primarily for that reason, our non-performing assets to total assets increased to 3.28% at September 30, 2009, compared to 1.94% at June 30, 2009. The credit quality deterioration we experienced in the third quarter of 2009 reflects the higher degree of credit risk associated with owner-occupied commercial real estate, construction and other commercial real estate loans. There can be no assurance that we will not continue to experience in future periods the type of credit quality deterioration we experienced in the third quarter of 2009.
The repayment of owner-occupied commercial real estate, construction and other commercial real estate loans generally is dependent, in large part, on the successful operation of a business occupying the property, the cost and time frame of constructing or improving a property, the availability of permanent financing, or the successful sale or leasing of the property. These loans are often more adversely affected by general conditions in the real estate markets or in the local economy where the borrower’s business is located. The commercial real estate market continues to experience a variety of difficulties and changed economic conditions. In particular, market conditions in the Chicago metropolitan area, in which we have a heavy concentration of loans, have experienced declines in credit quality during 2009. During the third quarter of 2009, deterioration of our commercial real estate portfolio followed trends in the sector, including elevated commercial vacancy rates, sponsor bankruptcies and downward pressure on real estate values. The weak state of the economy continues to put pressure on other business sectors represented in our portfolio, but not to the degree seen in commercial real estate.
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
In addition, on a non-owner occupied commercial loan property, if the cash flow from a borrower’s project is reduced due to leases not being obtained or renewed, that borrower’s ability to repay the loan may be impaired. Further, we may realize additional losses in connection with our disposition of non-performing assets. As a result of the current difficult operating environment, some borrowers may withhold key information on the property or be unwilling to provide information in a timely manner, and financial information that we have concerning borrowers with long loan maturities may no longer be accurate, which may impair our ability to properly assess the quality of the property and the loan. As such, if general economic conditions continue to negatively impact these businesses, our results of operations and financial condition may be adversely affected.

Commercial and industrial loans may default, and defaults may occur rapidly, if the economy continues to remain weak for the foreseeable future.
The repayment of our loans to businesses is dependent upon the financial success and viability of the commercial enterprise. If the economy continues to remain weak for the foreseeable future, our commercial borrowers may experience depressed or dramatic and sudden decreases in revenues that hinder the ability of the borrower to repay its loan. Our commercial and industrial loan portfolio, including owner-occupied commercial real estate, totaled $4.7 billion at September 30, 2009, or 51% of our total loan portfolio. While we have not experienced significant credit losses with this portfolio since launching the Plan, a substantial portion of these credits were recently originated, are not well seasoned and, as a result, may not have yet shown signs of credit deterioration. Unlike commercial real estate loans, commercial and industrial loans are secured by a variety of forms of collateral related to the underlying business, such as accounts receivable, inventory, equipment and the like. Should a commercial and industrial loan require us to foreclose on the underlying collateral, the foreclosure expense may be significant because of the unique nature of the collateral, and the collateral may be difficult to liquidate, increasing the risk to us of recovering the principal amount of the loan. Accordingly, our results of operation and financial condition may be adversely affected by defaults in this portfolio.
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
Our third quarter 2009 provision for loan losses was $90 million, compared to $21.5 million in the second quarter 2009, and $30.2 million in the third quarter 2008. The allowance for loan losses as a percentage of total loans increased to 2.14% at September 30, 2009, compared with 1.60% at June 30, 2009, and 1.37% at September 30, 2008. Charge-offs were $40.1 million for the quarter ended September 30, 2009, offset by recoveries of $2.8 million, and $12.6 million for the quarter ended June 30, 2009, offset by recoveries of $4.1 million. Over the past year, we increased our allowance as a percentage of total loans based on management’s analysis of our loan portfolio’s credit quality, including a significant increase in non-performing loans, and other factors. Our regulators review the adequacy of our allowance and, through the examination process, have authority to compel us to increase our allowance in the current period or prior or future periods even if we believe it is and has been adequate. We cannot predict whether our regulators will compel us to increase our allowance in the current period or in prior periods. Although we believe our loan loss allowance is adequate to absorb probable and reasonably estimable losses in our loan portfolio, the allowance may not be adequate. An increase in the allowance for loan losses results in a decrease in net income, and possibly regulatory capital. If our actual loan losses exceed the amount that is anticipated, our results of operations and financial condition could be materially adversely affected.
We may not be able to successfully execute aspects of our Strategic Growth Plan.
In the fourth quarter of 2007, we announced the implementation of our Plan, which included the hiring of our new President and CEO, Larry D. Richman, in November 2007, as well as the hiring of a significant number of senior commercial bankers and other employees, in late 2007 and through 2008, which significantly expanded the size and scope of the Company, particularly in our Chicago offices. Execution of our growth strategy contemplates continued organic growth, including the further expansion of our business and operations, as well as expansion through the acquisition of financial institutions, including possible FDIC-assisted transactions, such as the Founders Bank transaction we completed in July of this year. We may also continue the hiring of additional personnel as we consider adding new and enhanced product lines and services and possibly establish additional banking offices in our existing or in new metropolitan markets in the United States. Execution of our growth strategy depends in part on our ability to continue to successfully identify and capture new business, clients, market share and potential acquisition opportunities in our existing markets and in new markets. To successfully grow our business, we must also be able to correctly identify and capture profitable, risk-adjusted client relationships and generate enough additional revenue to offset the compensation and other operating costs associated with the expansion in the size and scope of the Company. Moreover, as we open new offices we must be able to attract the necessary relationships to make these new offices cost-effective.

Our Plan will only be successful if we not only continue to increase our assets and revenues, but also if our growth is profitable. Although we had been seeing profitable growth in prior periods, we reported a net loss of $31.2 million for the third quarter ended September 30, 2009, compared with a net loss of $7.8 million for the third quarter 2008. For the nine months ended September 30, 2009, the net loss was $23.9 million, compared to a net loss of $30.7 million for the prior year period. This loss follows a net loss of $93.5 million for the twelve months ended December 31, 2008. It is likely that the costs associated with continued future expansion, including compensation-related expenses and credit costs, will continue to have an adverse effect on our profitability while we continue to execute our growth strategy. To the extent we hire new banking officers or open new banking or business development offices, our level of reported net income, return on average equity and return on average assets will be affected by overhead expenses associated with such hiring and operation, or start-up costs. The related profitability from such expansion will also depend on the time lag associated with new banking relationships, originating loans, and building client deposits, as well as the increase in our allowance for loan losses that typically occurs as we grow our loan portfolio. We are likely to experience the effects of higher expenses relative to operating income from any new operation and the expansion of our employee base. These expenses may be higher than we expected, and it may take longer than expected for new hires and new offices to reach profitability, if at all. In addition, we cannot be sure that we will be able to identify suitable opportunities for further growth and expansion, or that if we do, that we will be able to successfully integrate these new operations into our business. If we are unable to effectively execute our growth strategies, our business, results of operations and financial condition may be adversely affected.
Execution of our Plan is dependent upon our ability to avoid a determination from our regulators that mandates us to moderate or significantly curtail our growth. Furthermore, our ability to successfully acquire banks out of FDIC receivership is dependent upon receiving regulatory consent to bid on these types of transactions. If our financial performance and/or compliance with regulations is such that our regulators make a determination negatively affecting our growth prospects or our ability to participate in receivership transactions, our Plan will be adversely affected and may not be successful.
Our growth and expansion may strain our ability to manage our operations and stress our financial resources, and we are subject to risks inherent in rapid growth.
Our financial performance and profitability depend on our ability to continue to execute our Plan. Our expected continued growth in size and scope, however, may present operating and other challenges that could adversely affect our business, financial condition, results of operations and cash flows.
Our growth continues to place a strain on our infrastructure, including administrative, risk management, operational and other back office functions that are essential to supporting revenue growth and the effective management of our business, and increased demands on our systems, controls and personnel. Accordingly, our growth requires continued attention and enhancements to, and expansion of, our operating and financial systems and controls and may strain or significantly challenge them. To proactively deal with certain potential issues associated with our growth and in response to the current difficult operating environment, we recently formed an Oversight Committee of the Board and adopted an Action Plan focusing on matters such as our capital requirements, earnings projections, asset quality review, an assessment of infrastructure, strategic growth plan objectives, enhancement of credit review and risk management, and internal controls and policies. We cannot be sure, however, that such Action Plan will be effective.
We have rapidly grown in size and scope since the inception of our Plan, and we may not be able to effectively manage our growth, integrate any businesses that we acquire or establish, or enhance our infrastructure in order to be able to support our continued and anticipated growth. The process of integrating our new personnel, as well as consolidating the businesses and implementing the strategic integration of any acquired or newly-established banking offices and businesses with our existing business, may take a significant amount of time. It may also place additional strain on our existing personnel and resources and require us to incur substantial expenses. In order to continue to grow, we will also need to hire additional qualified personnel, and we may not be successful in attracting, integrating and retaining such personnel.
In addition, due to our rapid growth over the last two years, a large portion of the loans in our loan portfolio were originated recently. Although a high percentage of our recent credit quality deterioration relates to loans originated prior to the adoption of our Plan, a portfolio of more mature loans will usually behave more predictably than a newer portfolio, such as ours, because loans typically do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time. As a result, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels. In addition, some of these new loans are large in size. Should any of these loans default, it could materially affect our credit quality and the need to establish higher levels of loan loss reserves. If chargeoffs in future periods increase and/or we are required to increase our provision for loan losses, our earnings and possibly our capital will be adversely affected.

The loss of key managing directors may adversely affect our operations.
We are a relationship-driven organization. Our growth and development to date have resulted in large part from the efforts of our managing directors who have primary contact with our clients and are extremely important in maintaining personalized relationships with our client base, which is a key aspect of our business strategy and in increasing our market presence. The loss of one or more of these key employees could have a material adverse effect on our operations if remaining managing directors are not successful in retaining client relationships of a departing managing director. See also “Risk Factors—Our participation in the U.S. Treasury’s Capital Purchase Program subjects us to certain restrictions” below.
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
Because of our net loss for the nine months ended September 30, 2009 and the terms and conditions of our annual cash incentive plan, the plan does not provide for any incentive compensation payment for 2009 to employees other than associate managing directors, private banking officers and staff. We are currently evaluating various tools available to us to motivate and retain our key employees, if necessary. Our financial performance, restrictions on compensation due to our participation in the TARP Capital Purchase Program (“CPP”), and regulatory guidance may restrict our ability to design a program that is effective in motivating and retaining our key employees, and there can be no assurance that our compensation program will do so. Thus, the elimination of the possibility of an incentive compensation payment to our managing directors for 2009 and assuming we are not able to implement a program that is effective in motivating and retaining our key employees, could result in the departure of some of our key managing directors, which could negatively affect our business and our ability to continue to drive a transformation of the Company as contemplated by our Strategic Growth Plan.
In addition, as a result of the recent underwritten public offering of our common stock and the sale of our non-voting common stock to GTCR, each of which closed on November 2, 2009, the number of shares of common stock available for issuance under our certificate of incorporation has been significantly reduced and any amendment to our certificate of incorporation to increase the available number of shares will require the approval of our shareholders. This could have an adverse impact on our ability to implement an adequate program using equity-based compensation to attract and retain key employees.
We may not be able to access sufficient and cost-effective sources of liquidity necessary to fund our anticipated balance sheet growth.
We depend on access to a variety of funding sources, including deposits, to provide sufficient liquidity to meet our commitments and business needs and to accommodate the transaction and cash management needs of our clients, including funding our loan growth. Currently, our primary sources of liquidity are our clients’ deposits, as well as brokered deposits, federal funds borrowings (which are discretionary, uncommitted lines of credit), the Federal Reserve Bank Discount Window, proceeds from the sale of investment securities, proceeds from the sale of additional equity or trust preferred securities and subordinated debt.
Our Plan anticipates continued loan growth, especially in commercial loans. To the extent our deposit growth is not commensurate with our loan growth, we may not be able to fund this growth, or may need to access alternative, more expensive funding sources, including increasing our reliance on brokered deposits. Addressing these funding needs will be even more challenging if the amount of brokered deposits we utilize approaches our internal policy limits or we are subject to regulatory restrictions on our use of brokered deposits (including client and non-client CDARS) or if our federal funds lines or borrowing capacity from the Federal Reserve Bank Discount Window become restricted due to our current net loss position. Likewise, the federal funds market, which is an important short-term liquidity source for us, has experienced a high degree of volatility and disruption since the second quarter of 2008. An increase in systemic risk in the economy generally or the banking industry specifically, through, for instance, a higher rate of bank failures, may create even greater volatility and disruption in the federal funds market. Also, due to the merger of our bank subsidiaries other than The PrivateBank, N.A. into The PrivateBank—Chicago, and because The PrivateBank—Chicago is not a Federal Home Loan Bank member, we no longer have access to additional FHLB borrowings, which have been a significant source of liquidity for us in the past.
In the fourth quarter of 2008 and through the third quarter of 2009, we experienced a significant increase in client deposits (including deposits acquired through the Founders Bank transaction) that has allowed us to reduce our reliance on wholesale funding sources for the time being. However, there can be no assurance that this level of client deposit growth will continue or that we will be able to maintain the lower reliance on wholesale deposits that we have experienced in the last three quarters. There is also no way to determine with any degree of certainty the reasons for the significant growth in our client deposits (excluding the client deposits acquired in the Founders Bank transaction) and hence whether these deposits are, in whole or in part, permanent or transitory. In addition, 11.5% of our deposits are concentrated among only three of our clients. If the returns in the equity markets improve or FDIC insurance coverage is reduced, some of our client deposits could move to higher yielding investment alternatives, thus causing a reduction in our client deposits and increased reliance on wholesale funding sources. If in the future additional cost-effective funding is not available on terms satisfactory to us or at all, we may need to curtail our loan growth, which could adversely affect our results of operations and earnings.

Our holding company’s liquidity position is affected by the amount of cash and other liquid assets on hand, payment of interest and dividends on debt and equity instruments issued by the holding company, capital we inject into the Banks, redemption of debt issued by the holding company, proceeds we raise through the issuance of debt and equity instruments through the holding company, and dividends received from the Banks. Our future liquidity position may be adversely affected if in the future one or a combination of the following events occurs: the Banks report net losses (as The PrivateBank—Chicago has in 2008 and on a cumulative basis for the first three quarters of 2009) or their earnings are weak relative to our holding company’s cashflow needs, we deem it advisable or are required by the Board of Governors of the Federal Reserve System (the “Federal Reserve”) to use cash at the holding company to support loan growth of the Banks through downstream capital injections, or we have difficulty raising cash at the holding company level through the issuance of debt or equity instruments or accessing additional sources of credit.
Given the losses recorded in 2009 by The PrivateBank—Chicago, and, thus, the limitations on the ability of The PrivateBank—Chicago to upstream dividends to our holding company, we are highly dependent upon the current cash position of the holding company and cash proceeds generated by capital raises to meet our liquidity needs at the holding company level and to pay dividends on our common and preferred stock for the foreseeable future. If we foresee that the holding company will lack liquidity, we may manage this risk by reducing the amount of capital we inject into the Banks, thus causing our loan growth to slow. This, in turn, could adversely affect our results of operations and earnings.
We may not be able to raise additional capital necessary to fund our growth and remain well-capitalized.
Our ability to raise additional capital to support our growth and meet minimum regulatory capital requirements at the holding company and at each of our Banks is dependent on us being able to efficiently and cost-effectively access the capital markets. Accordingly, we must continue to be able to issue additional equity securities, trust preferred securities and/or debt when and in the amounts we deem necessary, and there must be ready purchasers of our securities willing to invest in us. However, events or circumstances in the capital markets generally or systemic risk in the banking industry that are beyond our control may adversely affect our capital costs, our ability to raise capital at any given time and the dilution consequences of any capital raise we may undertake. For instance, the capital and credit markets continue to experience high levels of volatility and disruption. In certain cases, including the case of stocks of financial institutions, the markets have produced significant downward pressure on stock prices and credit capacity for certain issuers without regard to those issuers’ underlying financial strength or condition. If the recent market disruptions and volatility continue or worsen, we may experience an adverse effect on our business, including dilution of earnings per share and restrictions on our ability to access capital. Our inability to raise additional capital on terms satisfactory to us or at all may affect our ability to grow and would adversely affect our financial condition, results of operations and our compliance with regulatory capital ratios and those of our subsidiary banks.
In addition, as a result of the recent underwritten public offering of our common stock and the sale of our non-voting common stock to GTCR, each of which closed on November 2, 2009, the number of shares of common stock available for issuance under our certificate of incorporation has been significantly reduced and any amendment to our certificate of incorporation to increase the available number of shares will require the approval of our shareholders. This could have an adverse impact on our ability to raise additional capital that would qualify as tangible common equity or Tier 1 capital.
We may not be able to successfully integrate the operations and business of the former Founders Bank that we acquired in the third quarter 2009.
On July 2, 2009, The PrivateBank—Chicago acquired all of the non-brokered deposits and certain assets of the former Founders Bank from the FDIC, which was named receiver after the State of Illinois closed Founders Bank. Founders Bank had approximately $843 million in assets and approximately $592 million in loans receivable at July 2, 2009. The PrivateBank—Chicago assumed certain liabilities, including non-brokered deposits, of $767 million and $24 million of FHLB borrowings. Assets totaling approximately $843 million were purchased at a discount of $54 million. The agreement with the FDIC included a loss-share component that provides The PrivateBank—Chicago with protection from loan losses as defined.
We cannot be sure that we will be able to successfully integrate the business and operations of the former Founders Bank into our business. Integration risks include, among others, converting the information technology, core processing and other critical operating systems, which are currently being provided by Founders Group, Inc., the holding company of the former Founders Bank. However, there can be no assurances that Founders Group, Inc. will continue providing these services, at a level acceptable to us or at all. Additionally, the former Founders Bank had a business model that focused on retail business as compared to the commercial business focus of The PrivateBank. We cannot be sure that we can successfully integrate the retail business of the former Founders Bank with our commercial business.

In addition, the acquisition was structured as a purchase from the FDIC as receiver, and we have credit risk protection through a loss-share arrangement with the FDIC. However, the loss-share arrangement requires that we comply with specific terms and conditions and establish operating and administrative protocols to comply, all in order to realize the full value of the loss-share arrangement. We cannot be sure that we will be able to realize the full value of the loss-share arrangement.
We rely on the services of third parties to provide services that are integral to our operations.
We rely on third-party service providers to support our operations. For example, we have relied, and continue to rely, upon selected outside investment managers to provide investment advice and asset management services to our clients. We cannot be sure that we will be able to maintain these arrangements on favorable terms. Also, many of the investment managers with whom we work are affiliated with our competitors in the financial services field. We cannot be sure that our investment managers will continue to work with us in these arrangements or that our clients will continue to utilize the services of these investment managers through us, rather than directly from the investment management firms themselves. The loss of any of these outside investment managers may affect our ability to provide our clients with quality service or certain types of portfolio management without incurring the cost of replacing them.
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
We rely heavily on communications and information systems to conduct our business. Any failure, interruption, or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan, risk management, or other systems. We have policies and procedures expressly designed to prevent or limit the effect of a failure, interruption, or security breach of our systems. However, there can be no assurance that any such failures, interruptions, or security breaches will not occur or, if they do occur, that the impact will not be substantial, including damage to our reputation, a loss of customer business, additional regulatory scrutiny, or exposure to civil litigation and possible financial liability, any of which could have an adverse effect on our financial condition and results of operations.
Our accounting policies and methods are critical to how we report our financial condition and results of operations. Such policies and methods require management to make estimates about matters that are uncertain.
Accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Management must exercise judgment in selecting and applying many of these accounting policies and methods so they comply with generally accepted accounting principles and fairly present our financial condition and results of operations.
Management has identified certain accounting policies as being critical because they require management’s judgment to ascertain the valuations of assets, liabilities, commitments and contingencies. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset, or reducing a liability. We have established detailed policies and control procedures that are intended to ensure these critical accounting estimates and judgments are well controlled and applied consistently. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. Because of the uncertainty surrounding our judgments and the estimates pertaining to these matters, we cannot guarantee that we will not be required to adjust accounting policies or restate financial statements for prior periods.
At September 30, 2009, we had $115.5 million of deferred tax assets that we assessed to determine whether a valuation allowance was needed. In making this assessment, we considered a number of positive factors including taxable income being generated in 2009, the expectation of reversing taxable temporary differences in future periods, including income associated with the unrealized gain in our securities portfolio, and our expectation of generating a significant amount of taxable income over a relatively short time period. We also considered the negative evidence associated with generating a cumulative pre-tax loss for financial statement purposes, using a trailing three-year period for purposes of this cumulative assessment.
Although we believe we will have taxable earnings in the near-term to be able to support our deferred tax asset, it is also highly possible that we will continue to be in a cumulative pre-tax loss for financial statement purposes, using a trailing three-year timeframe. This will continue to be negative evidence in the assessment of whether a deferred tax asset valuation allowance is needed. Our conclusion that it is more likely than not that our deferred tax asset will be realized is dependent on a number of factors, including our near-term earnings and taxable income projections. To the extent these or certain other assumptions change materially, we may need to establish a valuation allowance against all or part of the deferred tax asset, which would adversely affect our results of operations and capital levels and ratios.

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
Goodwill is an intangible asset and is subject to periodic impairment analysis. Certain facts or circumstances may indicate impairment that may lead us to recording an expense to write down this asset. We had $94.7 million in goodwill recorded on our consolidated balance sheet at September 30, 2009. Goodwill represents the excess of purchase price over the fair value of net assets acquired using the purchase method of accounting. Our goodwill was created as a result of several acquisitions we completed in prior years. Goodwill is tested at least annually for impairment or more often if events or circumstances indicate there may be impairment. If our stock price falls below our book value per share, this may signal a possible impairment of goodwill and we may need to undertake an impairment analysis before the end of 2009. Our impairment determination would rely on, among other factors, a discounted cash flow analysis based on internal financial forecasts. If the discounted cash flow analysis leads us to a conclusion that the fair value was below its book value, it is more likely than not that we would incur an impairment charge for some or all of our goodwill.
We may be unable to receive dividends from our subsidiaries, and we may be required to contribute capital to our subsidiaries, which could adversely affect our liquidity and cause us to raise capital on terms that are unfavorable to us.
PrivateBancorp is a separate and distinct legal entity from its subsidiaries. It may only pay dividends out of funds that are legally available for that purpose, and its ability to pay dividends may be limited as a result of safety and soundness considerations. Various federal and state laws and regulations limit the amount of dividends that the Banks and certain non-bank subsidiaries may pay to the holding company. In the event the Banks are unable to pay dividends to PrivateBancorp, we may not be able to service our debt, pay obligations or pay dividends on our common stock and preferred stock issued under the CPP. Through the nine months ended September 30, 2009, The PrivateBank—Chicago recorded a net loss, thus significantly restricting its ability to pay dividends to the holding company. The inability to receive dividends from the Banks could have a material adverse effect on our business, financial condition and results of operations and, in particular, our ability to meet our financial obligations.
In addition, because of our participation in the CPP, prior to January 30, 2012, or the date on which the U.S. Treasury’s senior preferred stock investment has been fully redeemed or transferred, if earlier, we may not pay dividends on our common stock above $0.075 per share without the U.S. Treasury’s consent. In addition, we may not pay dividends on our common stock unless we have paid dividends on our outstanding preferred stock and nonvoting common stock. Furthermore, as a bank holding company, our ability to pay dividends is subject to the guidelines of the Federal Reserve regarding capital adequacy and dividends and we are required to consult with the Federal Reserve before declaring or paying any dividends. See the section entitled “Supervision and Regulation” in our Form 10-K, as amended, for the year ended December 31, 2008 for a discussion of regulatory and other restrictions on dividend declarations.
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
Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced, and in some cases, ceased to provide, funding to borrowers including other financial institutions. This has resulted in less available credit, a lack of confidence in the financial sector, increased volatility in the financial markets and reduced business activity. A sustained period of instability in the financial markets, tight credit markets and a continued or upward trend in bank failures would materially and adversely affect our business, financial condition and results of operations and the risks we face. In this respect, and although the U.S. Treasury and the FDIC, among other agencies, have implemented programs to stabilize the U.S. economy, the long-term effectiveness of these measures remains uncertain.

Weak economic conditions could continue to have a material adverse effect on our financial condition and results of operations.
The U.S. economy has been in a prolonged and deep recession for the past two years, thus the strength of the U.S. economy and the local economies in each of the markets where our banking offices are located has declined and remains volatile. A sustained period of negative economic growth or further deterioration in the national or local business or economic conditions could result in, among other things, a further deterioration of credit quality or a reduced demand for credit, including a resultant effect on our loan portfolio and allowance for loan losses. These factors could result in higher delinquencies and additional charge-offs in future periods, especially given our exposure to commercial real estate lending, which would materially adversely affect our financial condition and results of operations. Continued, sustained weakness in business and economic conditions generally, or in our markets specifically, could have, and in some cases have had, one or more of the following adverse impacts on our business:
•	a decrease in the demand for loans and other products and services offered by us;
•	a decrease in the value of our loans held for sale or other assets secured by consumer or commercial real estate;
•	a decrease in the value of the collateral underlying loans, requiring paydowns by our borrowers to remain in loan-to-value compliance or, alternatively, resulting in a default;
•	longer holding periods required to liquidate property acquired upon default, thereby increasing carrying costs and potentially impacting market values; and
•	an increase in the number of clients and counterparties who become delinquent, file for protection under bankruptcy laws or default on their loans or other obligations to us.
An increase in the number of delinquencies, bankruptcies or defaults in future periods could result in a higher level of non-performing assets, net charge-offs, provision for loan losses, and valuation adjustments on loans held for sale, which would materially adversely affect our financial condition and results of operations.
We may be adversely affected by interest rate changes.
Our operating results are largely dependent on our net interest income. Fluctuations in interest rates may significantly affect our net interest income, which is the difference between the interest income earned on earning assets, usually loans and investment securities, and the interest expense paid on deposits and borrowings. Net interest margin (on a tax-equivalent basis) was 3.09% for the third quarter of 2009 compared to 2.99% for the second quarter of 2009, with Founders contributing 16 basis points to the improvement over second quarter 2009. Over the long term, we expect our net interest margin to benefit during a rising rate environment and alternatively, if market rates continue to decrease, we expect our net interest margin to continue to decrease. We are unable to predict fluctuations in interest rates, which are affected by factors including: monetary policy of the Federal Reserve, inflation or deflation, recession, unemployment rates, money supply, domestic and foreign events, and instability in domestic and foreign financial markets.
Our investment portfolio also contains interest rate sensitive instruments that may be adversely affected by changes in interest rates or spreads caused by governmental monetary policies, domestic and international economic and political conditions, issuer or insurer credit deterioration and other factors beyond our control. A rise in interest rates or spread widening would reduce the net unrealized gains currently reflected in our investment portfolio, offset by our ability to earn higher rates of return on funds reinvested. Conversely, a decline in interest rates or spread compression would increase the net unrealized gains currently reflected in our investment portfolio, partially offset by lower rates of return on funds reinvested.
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

Various factors could depress the price of and affect trading activity in our common stock.
The price of our common stock can fluctuate significantly in response to a variety of factors, including, but not limited to:
•	actual or anticipated variations in our quarterly results of operations;
•	earnings estimates and recommendations of securities analysts;
•	the performance and stock price of other financial institutions that investors and analysts deem comparable to us;
•	the soundness or predicted soundness of other financial institutions;
•	news reports regarding trends and issues in the financial services industry;
•	actual or anticipated changes in the economy, the real estate markets, and interest rates;
•	our capital markets activities;
•	announcements of strategic developments, mergers, acquisitions and other material developments involving our peers;
•	our perceived competitive position in the marketplace and our future prospects in this regard;
•	perceived risks associated with our ability to retain key officers who influence materially our future financial performance;
•	delays in, or a failure to realize the anticipated benefits of, an acquisition;
•	changes in legislation or regulation impacting the financial services industry in particular, or publicly traded companies in general;
•	changes in economic policy of the U.S. Treasury and the Federal Reserve concerning management of the current financial crisis;
•	public statements by influential leaders in the U.S. government concerning the safety and soundness of the banking industry;
•	the public perception of the banking industry, its safety and soundness and the systemic risk in the banking industry, including the rate of bank failures;
•	regulatory enforcement or other actions against PrivateBancorp or its affiliates; and
•	general market fluctuations.
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
We are subject to extensive supervision, regulation and examination. This regulatory structure gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies to address not only compliance with applicable laws and regulations (including laws and regulations governing consumer credit, and anti-money laundering and anti-terrorism laws), but also capital adequacy, asset quality and risk, management ability and performance, earnings, liquidity, and various other factors. As part of this regulatory structure, we are subject to policies and other guidance developed by the regulatory agencies with respect to capital levels, the timing and amount of dividend payments, the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Under this structure the regulatory agencies have broad discretion to impose restrictions and limitations on our operations if they determine, among other things, that our operations are unsafe or unsound, fail to comply with applicable law or are otherwise inconsistent with laws and regulations or with the supervisory policies of these agencies. This supervisory framework could materially impact the conduct, growth and profitability of our operations.

Changes in laws, regulations and other regulatory requirements affecting the financial services industry, and the effects of such changes, are difficult to predict and may have unintended consequences. New regulations or changes in the regulatory environment could limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. These changes also can adversely affect borrowers, potentially increasing the risk that they may fail to repay their loans.
Any failure on our part to comply with current laws, regulations, other regulatory requirements or safe and sound banking practices or concerns about our financial condition, including any matters identified in regular and ongoing examinations of the Company and the Banks, including the current ongoing routine examination of the Company by the Federal Reserve Bank of Chicago, could result in heightened regulatory scrutiny, sanctions and/or other adverse actions against us or our Banks. Any of these could result in damage to our reputation. Further, any such scrutiny, sanctions and/or adverse actions could increase our costs, restrict our ability to expand our business (including through FDIC-assisted acquisition transactions), adversely affect our ability to offer brokered deposits, including CDARS, or require us to raise additional capital on terms that are not advantageous to us and could have a material adverse effect on our business, financial condition and results of operations. Among other factors to be considered are the current economic climate, the current regulatory environment, our financial performance during the third quarter of 2009, the increased rate of our non-performing loans during such period and our rapid growth in connection with the implementation of our Plan, as well as the challenges associated with such growth (as discussed elsewhere in these Risk Factors).
Currently, we are considered “well-capitalized” for prompt corrective action purposes. If we were to fall to the lower capital levels—“undercapitalized,” “significantly undercapitalized” and “critically undercapitalized”—we would be required to raise additional capital and also would be subject to progressively more severe restrictions on our operations, management, use of brokered deposits and capital distributions; replacement of senior executive officers and directors; and, if we became “critically undercapitalized,” to the appointment of a conservator or receiver.
Our participation in the U.S. Treasury’s Capital Purchase Program subjects us to certain restrictions.
On January 30, 2009, we issued approximately $243.8 million of our senior preferred stock and warrants to purchase 1,290,026 shares of common stock at an exercise price of $28.35 per share to the U.S. Treasury under the CPP. Based on our participation in the CPP, we agreed to comply with its terms and conditions, which subjects us to certain restrictions, oversight, costs and compliance and reputational risks. For example, we may not, without the consent of the U.S. Treasury, increase our dividend, currently $0.01 per share per quarter, above a rate of $0.075 per quarter or, subject to certain exceptions, engage in repurchases of our common stock or trust preferred securities until January 30, 2012 or, if earlier, the date on which all preferred stock issued to the U.S. Treasury has been redeemed or transferred by the U.S. Treasury. Our participation in the CPP also subjects us to additional executive compensation and other restrictions, which may adversely affect our ability to attract and retain highly-qualified senior executive officers, particularly in light of the fact that some of the financial institutions with which we compete are not subject to the restrictions imposed by the CPP. Furthermore, under the terms of the securities purchase agreement we entered into with the U.S. Treasury, the U.S. Treasury will be able to unilaterally amend the agreement to make it consistent with any subsequent statutory provisions implemented by Congress. If we fail to comply with the terms and conditions of the program or the securities purchase agreement, including any restrictions upon our use of the CPP proceeds, we could become subject to a regulatory enforcement action or legal proceedings brought by the U.S. government, which, in turn, would present significant reputational risks for us that could affect our ability to retain or attract new clients or investors (if and when we determine to raise additional capital) or both.
We cannot predict the impact on us of recently enacted or future legislation or regulations.
The programs established or to be established under the Emergency Economic Stabilization Act of 2008, including the CPP, the American Recovery and Reinvestment Act of 2009 and regulatory restructuring legislation proposed by President Obama’s administration have resulted and will continue to result in increased regulation of our industry. Compliance with such legislation or regulation may increase our costs and limit our ability to pursue business opportunities. Similarly, programs established by the FDIC under the systemic risk exception to the Federal Deposit Insurance Act, whether we participate or not, may have an adverse effect on us. Furthermore, future legislation or regulations may limit or restrict our actions, products and/or services or increase our deposit insurance assessment, which could have a material adverse effect on us. The full impact on our business as a result of participating or not participating in any recently enacted, proposed or future programs, the extent of our participation in such programs, and the full impact of our compliance with recently enacted, proposed or future legislation or regulations cannot reliably be determined at this time.

Our ability to maintain a competitive advantage as a premier middle-market commercial bank is highly dependent on our reputation.
We believe clients and potential clients expect us to deliver superior, highly-personalized financial services with the highest standards of ethics, performance, professionalism and compliance. Accordingly, we are highly dependent on our reputation to attract and retain high-quality clients. Maintaining our reputation depends on successfully identifying and appropriately addressing issues that may arise in areas such as potential conflicts of interest, anti-money laundering, client personal information and privacy issues, record-keeping, regulatory investigations and any litigation that may arise from our failure or perceived failure to comply with legal and regulatory requirements. Damage to our reputation could undermine the confidence of current and potential clients in our ability to service them, which could extend to adversely affecting the confidence of our counterparties, business partners and stockholders, and ultimately affect our ability to manage our balance sheet or effect transactions.
The creditworthiness of us and other financial institutions could adversely affect our ability to provide services to our clients, specifically products and services relating to foreign exchange, derivatives and letters of credit.
Our ability to provide certain products and service could be adversely affected by the actions and commercial soundness of other banks. Banks are interrelated as a result of lending, clearing, correspondent, counterparty and other relationships. As a result, defaults by, or even rumors or questions about, one or more banks, or the banking industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of the transactions engaged in by us and the Banks in the ordinary course of business, particularly in our Capital Markets Group, expose us to credit risk in the event of default of a counterparty or customer. In such instances, the collateral we hold may be insufficient to mitigate our losses, as we may be unable to realize or liquidate at prices sufficient to recover the full amount of our exposure. Such losses could have a material and adverse effect on our financial condition and results of operations.
Our Capital Markets Group offers an extensive range of over-the-counter interest rate and foreign exchange derivatives products, including but not limited to interest rate swaps, options on interest rate swaps, interest rate options (which include caps, floors and collars), foreign exchange forwards and options, as well as cash products such as foreign exchange spot transactions. Although we structure these client-generated trading activities to mitigate our exposure to market risk, we remain exposed to various risks, the most significant of which include credit risk of our counterparties, operational risk and settlement risk, which may be most significant in foreign exchange transactions where timing differences between settlement centers can result in us paying our client and/or counterparty before actually receiving the funds. The exposure of our counterparties requires active monitoring of potential calls as well as liquidity management to ensure timely and cost efficient posting of collateral. Operational risk includes errors in execution of internal bank procedures and controls, which could expose us to financial and/or reputation loss. A lapse or breakdown of these procedures or controls could significantly increase our exposure to counterparty credit risk and operational risk, which could result in a material loss to us.
Our future success is dependent on our ability to compete effectively in the highly competitive banking industry.
We face substantial competition in all phases of our operations from a variety of different competitors. Our future growth and success will depend on our ability to compete effectively in this highly competitive environment. We compete for loans, deposits, wealth management and other financial services in our geographic markets with other commercial banks, thrifts, credit unions and brokerage firms operating in the markets we serve. Many of our competitors offer products and services which we do not, and many have substantially greater resources and economies of scale, name recognition and market presence that benefit them in attracting business. In addition, larger competitors may be able to price loans and deposits more aggressively than we do. Also, technological advances and the continued growth of internet-based banking and financial services have made it possible for non-depositary institutions to offer a variety of products and services competitive with certain areas of our business. As we have grown, we have become increasingly dependent on outside funding sources, including brokered deposits, where we face nationwide competition. Some of the financial institutions and financial services organizations with which we compete are not subject to the same degree of regulation as is imposed on bank holding companies, federally insured, state-chartered banks, federal savings banks, and national banks. As a result, these nonbank competitors have certain advantages over us in accessing funding and in providing various products and services.
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
From time to time, the Financial Accounting Standards Board and SEC change the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in the restatement of financial statements for prior periods.
We are being required to pay and may be required to pay in the future significantly higher FDIC premiums or special assessments that could adversely affect our earnings.
Market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits. As a result, we are being required to pay and may be required to pay in the future significantly higher premiums or additional special assessments that could adversely affect our earnings. In the second quarter of 2009, the FDIC implemented a special assessment that resulted in approximately $5.1 million of additional expense during that quarter. On September 29, 2009, the FDIC announced a proposal that would require FDIC-insured institutions to prepay their estimated quarterly risk-based assessments for 2010-2012 on December 30, 2009. The proposal could take effect after a 30-day public comment period. This proposal, if made final, would not affect the reporting of our net income, but would result in a negative effect on our Banks’ cash flow. If the proposal is finalized, we anticipate our prepayment to be approximately $49.8 million. It is possible that the FDIC may require higher premiums and impose additional special assessments in the future on the industry and the Banks.
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
The following table summarizes purchases we made during the quarter ended September 30, 2009 in the administration of our employee share-based compensation plans. Under the terms of these plans, we accept shares of common stock from option holders if they elect to surrender previously-owned shares upon exercise of the option to cover the exercise price of the options or, in the case of restricted shares of common stock, the withholding of shares to satisfy tax withholding obligations associated with the vesting of such shares.
Issuer Purchases of Equity Securities

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
			Part of	May Yet Be
	Total	Average	Publicly	Purchased
	Number of	Price	Announced	Under the
	Shares	Paid per	Plans or	Plan or
	Purchased	Share	Programs	Programs

July 1 – July 31, 2009	—	$—	—	—
August 1 – August 31, 2009	6,325	26.76	—	—
September 1 – September 30, 2009	1,328	20.00	—	—

Total	7,653	$25.59	—	—

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit
Number	Description of Documents
3.1
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of PrivateBancorp, Inc., as amended, dated June 17, 2009, is incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-34066) dated June 17, 2009.

3.2
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of PrivateBancorp, Inc., as amended, dated June 17, 2009, amending in its entirety the Certificate of Designations of the Series A Junior Non-Voting Preferred Stock of PrivateBancorp, Inc. is incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-34066) dated June 17, 2009.

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

3.9
Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series B, dated January 28, 2009 is herein incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-34066) filed on February 3, 2009.

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

4.3
Amendment No. 1 to Preemptive and Registration Rights Agreement dated as of June 17, 2009 by and among PrivateBancorp, Inc., GTCR Fund IX/A, L.P., GTCR Fund IX/B, L.P., and GTCR Co-Invest III, L.P., is incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-34066) dated June 17, 2009.

4.4	Warrant to purchase shares of Common Stock is herein incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-34066) filed on February 3, 2009.

10.1	Separation agreement and general release by and between the Company and former Chief Financial Officer made and entered into July 6, 2009, but effective as of March 31, 2009.

11.1
Statement re: Computation of Per Share Earnings — The computation of basic and diluted earnings per share is included in Note 7 of the Company’s Notes to Consolidated Financial Statements included in “ITEM 1. FINANCIAL STATEMENTS” of this document.

15.1	Acknowledgment of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 (1)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Report of Independent Registered Public Accounting Firm.

(1)	Furnished, not filed.

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
Date: November 9, 2009