Form 10-K
period 2009-12-31
PRIVATEBANCORP, INC
filed 2010-03-01
CIK 889936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number 001-34066

Delaware	36-3681151
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

120 South LaSalle Street

Chicago, Illinois 60603

(Address of principal executive offices) (zip code)

Registrant’s telephone number, including area code: (312) 564-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, No Par Value	Nasdaq Global Select Stock Market
10% Trust Preferred Securities of PrivateBancorp Capital Trust IV	Nasdaq Global Select Stock Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

The aggregate market value of the registrant’s outstanding voting and non-voting common stock held by non-affiliates on June 30, 2009, determined using a per share closing price on that date of $22.24, as quoted on The Nasdaq Stock Market, was $876,264,999.

At February 25, 2010, there were 71,334,658 shares of common stock, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2010 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

FORM 10-K

PART I

ITEM 1. BUSINESS

PrivateBancorp, Inc.

PrivateBancorp, Inc. (“PrivateBancorp” or the “Company”), was incorporated in Delaware in 1989 for the purpose of becoming a holding company registered under the Bank Holding Company Act of 1956, as amended (the “Act”). PrivateBancorp, through its bank subsidiaries, The PrivateBank and Trust Company (“The PrivateBank – Chicago”) and The PrivateBank, N.A. (“The PrivateBank – Wisconsin”) (together, the “Banks”), provides customized business and personal financial services to middle-market commercial and commercial real estate companies as well as business owners, executives, entrepreneurs and families. We seek to develop lifetime relationships with our clients. Through a team of highly qualified managing directors, we deliver a sophisticated suite of tailored credit and non-credit solutions, including lending, treasury management, investment products, capital markets products and wealth management and trust services, to meet our clients’ commercial and personal needs. Since our inception, we have expanded into multiple geographic markets in the Midwest and Southeastern United States through the creation of new banks and banking offices and the acquisition of existing banks. Our clients also have access to mortgage loans offered through The PrivateBank Mortgage Company, a subsidiary of PrivateBancorp. We employed 1,040 full-time equivalent employees at December 31, 2009.

Overview of Our Strategic Direction

Since launching a plan to redirect our focus in November 2007, we have undertaken a number of initiatives to realize our vision to be the bank of choice for middle market commercial companies, as well as business owners, executives, entrepreneurs and families, in our markets. We remain focused on capitalizing on strategic opportunities to selectively grow our business while recognizing the ongoing challenges in the current economic environment. Our strategy is designed to support continued momentum in our operating results and our commitment to deliver long-term stockholder value.

Focus on what we do best

Our operating model includes five lines of business: (1) Illinois Commercial and Specialty Banking, (2) National Commercial Banking, (3) Commercial Real Estate, (4) Community Banking and (5) The PrivateWealth Group. As part of the evolution of our business, in 2009 we reorganized the former PrivateClients Group, our traditional private banking business, together with our trust and wealth management services provided by The PrivateWealth Group, creating greater synergy among the teams servicing high net worth individuals and families. The commercial banking activities formerly part of the PrivateClients Group were realigned within Illinois Commercial & Specialty Banking or Commercial Real Estate. Additionally, in connection with the FDIC-assisted acquisition of all the non-brokered deposits and certain assets of Founders Bank in July 2009, we created a new Community Banking line of business that encompasses our personal and small business banking operations as well as our residential lending services.

We believe this operating model allows us to concentrate on core capabilities so that we can cultivate long-term relationships with existing clients and aggressively pursue new clients, in order to continue to grow organically. We seek to become Chicago’s hometown bank, selectively targeting commercial middle market clients within and outside our current market areas with an emphasis on building deep, strong, and lasting relationships.

Illinois Commercial and Specialty Banking – This group targets primarily Illinois-based clients with $10 million to $2 billion in revenue and includes our Specialty Banking Groups – Healthcare, Construction & Engineering, Security Alarm Finance, and Asset-based Lending. Our goal is to be one of our client’s primary banks, build a meaningful relationship and deliver services across our entire product spectrum. The Specialty Banking Groups have a national scope with the expertise to bring valued advice to clients.

National Commercial Banking – Middle market commercial banking efforts in Atlanta, Cleveland, Denver, Des Moines, Detroit, Kansas City, Milwaukee, Minneapolis, and St. Louis are managed as part of National Commercial Banking. Target clients are companies with $25 million to $2 billion in revenue. Our goal is to be one of our client’s primary banks, build a meaningful relationship and deliver services across our entire product spectrum.

Commercial Real Estate – The Commercial Real Estate group develops banking relationships with commercial real estate professionals and investors. The majority of our clients are based within our geographic footprint, though properties financed may be located in other regions. Credit provides funding for construction, acquisition, redevelopment and refinancing of retail, industrial, office and multifamily properties. Our commercial real estate specialists are located in our Chicago, Denver, Detroit, Minneapolis and St. Louis markets.

Community Banking – In July 2009, we completed the FDIC-assisted acquisition of Founders Bank. The Founders Bank transaction gave us an important presence in the southwest suburbs of Chicago and a solid platform from which to grow our personal and small business banking services. A robust Community Banking platform is expected to give us an additional source of funding to support our core commercial banking business and provide us additional opportunities for brand awareness and community engagement.

The PrivateWealth Group – We offer high- and ultra–high-net-worth clients private banking, wealth management, trust and investment agency services. For our trust and wealth management services, we employ an open architecture platform tailored to each client’s unique situation. We also provide custody, escrow, and tax-deferred exchange services. Additionally, through Lodestar Investment Counsel, L.L.C. (“Lodestar”), a subsidiary of The PrivateBank - Chicago, we offer investment management services to individuals, families and foundations with greater than $500,000 of investable assets. A particular emphasis is placed on cross-selling these services to executives and business owners who have a commercial banking relationship with us. This business is meaningful to our ongoing fee income generation.

The heads of each of these lines of businesses, along with the leaders of each of our functional corporate areas and our regional offices are part of the Chief Executive Officer’s Executive Committee. The Executive Committee works with the Chief Executive Officer to manage our business, centralizes decision-making and creates uniformity and standardization company-wide.

Develop long-lasting client relationships

We distinguish ourselves as a relationship-driven bank with a commitment to know our clients so that we attain the position of a trusted advisor. We require our professionals to be thoughtful, responsive, creative and dedicated when working with clients to deliver customized solutions.

Our future growth will depend upon the continued development of existing client relationships as well as the generation of new clients and business. As the needs of our clients change and grow, we seek to grow with them and continue to provide them with our tailored, flexible products and services. For example, we strive to provide our commercial clients with not only financing and cash management services for their businesses, but also personal banking, mortgage and wealth management services to those business owners and their family members. Likewise, we depend upon our clients to introduce and provide us with referrals. We believe we have a significant opportunity to continue to acquire new clients and to further develop our existing client relationships in each of our chosen markets.

Attract, retain and develop the best people

Our executive management believes that our value lies in the strength of our people. We place a high priority on attracting experienced professionals to serve clients, and our line of business heads each have more than 20 years of experience. Our long-standing entrepreneurial spirit gives employees a strong sense of ownership and, in turn, accountability.

In order to be an employer of choice, we provide incentives for behaviors that support our mission and vision and uphold our values. Because of our net loss for the year ended December 31, 2009, performance-based incentive compensation payments were provided only to those at the associate managing director, officer or staff levels. Management remains committed to ensuring all team members remain properly incented and rewarded for high-performance contributions.

Deliver the products and services our clients need

We believe the breadth of our product suite is key to meeting our clients’ needs and fulfilling our relationship-based approach to service.

We aim to deliver sophisticated products beyond those normally available at a bank of our size by working closely with vendors and correspondent banks to assist in product development and implementation. In addition to custom-tailored lending solutions, we also strive to provide a compelling suite of treasury management and personal banking products to drive our focus on growing client deposits.

In 2009 we augmented our asset-based lending service with the addition of a team of bankers that have deep expertise in underwriting, structuring, and managing commercial loans that are more heavily dependent on collateral and daily monitoring. We believe those skills are valuable in the current economic environment.

Demonstrate consistent capital strength

We actively manage capital to maintain a strong balance sheet and generate liquidity. We selectively deploy capital resources to build long-term relationships that we believe will lead to sustainable organic growth and profitability. We continually monitor our well-capitalized position. During 2009, we received approximately $411 million in proceeds, after deducting underwriting commissions but before offering expenses, from two offerings of our common stock. At December 31, 2009, our total risk-based capital ratio was 14.65%, Tier 1 capital ratio was 12.29% and tangible common equity ratio was 7.41%. We believe our capital strength gives us the flexibility to support continued selective and prudent growth while at the same time addressing credit quality challenges efficiently and effectively.

Uphold our commitment to our communities

We believe we have a responsibility to support our communities and to leverage the expertise of our professionals to help those less fortunate. In 2009, our team members volunteered more than 7,300 hours in Community Reinvestment Act (“CRA”) and non-CRA activities and increased our qualified grants to not-for-profit organizations to over $710,000. We will continue to adjust proportionately the investments made in our communities, with special emphasis on financial literacy, particularly among underprivileged youth. We provided an additional $1.2 million in non-CRA qualified contributions to nearly 350 organizations across all of our markets from small neighborhood groups to large cultural institutions.

Generate future growth while staying focused on our mission and clients

We will seek to develop new lines of business as appropriate based on our clients’ needs, industry trends and innovative thinking, and will consider new geographic markets based on potential. As a result of the acquisition of Founders Bank, we acquired 10 locations in Chicago’s southwest suburbs, expanding our footprint into an attractive new geography with no overlap to existing locations. Building our retail presence provides us with an attractive source of funding and gives us a platform on which to grow our personal and small banking operations.

The PrivateBank Approach

The fundamentals of “The PrivateBank Approach” have remained consistent since our founding. We have enhanced our business model to drive a new pattern of strategic growth, relying on “The PrivateBank Approach”, including an emphasis on: (1) middle market client relationships, (2) larger and varied credits, (3) an expanded product suite of cash management and other fee generating services, and (4) enhancements to risk management infrastructure.

Our goal is to be the primary source of financial products and services for our clients. We strive to develop a valued relationship with our clients, using an experienced team of managing directors to serve our clients’ needs, and tailoring our products and services to consistently meet those needs.

Our approach to banking is client-driven, and we believe we have developed a unique approach to provide our clients with superior service. We emphasize personalized client relationships and custom-tailored financial services, complemented by the convenience of technology. The key aspects of The Private Bank Approach are:

Personal Relationships. Our approach begins with the development of strong, dedicated, valued relationships with our clients. Clients are matched with a team of decision makers headed by a managing director, who is the client’s central point of contact with us. By dedicating a team of specialists to each client, we are able to build ongoing relationships that allow our managing directors to use their increasing knowledge of the client’s financial history and financial, business and personal goals to quickly tailor our services to the client’s individual needs. We believe this approach gives our clients a sense of security and continuity of personal service in their banking relationship. On the basis of this trust and confidence, we then seek to expand the scope of products and services provided to each client. Satisfied clients of the bank and our bankers provide our most significant source of new business and new client referrals as well.

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

Efficient Decision-Making Process. Our clients generally deal directly with their dedicated managing directors, who are given appropriate decision-making authority within the context of specified risk management objectives. This allows our managing directors to respond quickly and efficiently to our clients’ needs. Typically we employ a loan committee review process, which provides for a more centralized and systematic approval with participation from the heads of each line of business, the chief credit officers, Chief Risk Officer and Chief Executive Officer.

Banking and Wealth Management Client Services

While we manage our company on a line-of-business basis, we have segmented our services into two categories: banking and wealth management.

Banking: We offer a full range of deposit and lending products to our personal and commercial clients. For commercial banking clients, we offer lines of credit for working capital, term loans for equipment and other investment purposes, and letters of credit to support the commitments our clients make, as well as treasury management and corporate liquidity products. For personal clients—from individuals and families in our Community Banking business group to high-net-worth clients in our PrivateWealth Group—we offer the services our clients need to reach their financial goals at any life stage. For both commercial and personal clients, we offer customized financial solutions within a framework of exceptional personal service.

Wealth Management Services: The wealth management services offered to clients of The PrivateWealth Group include investment management, personal trust, guardianship, estate administration, custody, retirement account administration, and brokerage services. Our wealth management personnel work with our clients to define objectives, goals and strategies for their investment portfolios. We assist the client with the selection of funds and/or outside investment managers, as appropriate, and work to tailor the investment program accordingly. Our wealth management and trust administrators also work with our clients and their attorneys to develop their estate plans. We work closely with our clients and their beneficiaries to ensure that their needs are met and advise them on financial matters. When serving as agent, trustee or executor, we structure and monitor the performance of the investment management of our clients’ investment portfolios, and we provide asset allocation and investment planning services related to the management of these assets. We also provide our clients with custodial services for safekeeping of their assets. We emphasize a high level of personal service in The PrivateWealth Group, including prompt collection and reinvestment of interest and dividend income, daily portfolio valuation, tracking of tax information, customized reporting and security settlement.

Lending Activities

We provide a full range of commercial, real estate and personal lending products and services to our clients. We have adopted loan policies that contain general lending guidelines consistent with regulatory requirements and are subject to review and revision by our credit policy committee and shared with the boards of directors of each of the banks and the holding company. We extend credit consistent with these comprehensive loan policies and review and update them on regular basis.

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

Throughout 2009 we continued to work to diversify our loan portfolio including the composition and geographic dispersion of our loans. Likewise, the complexion of the credits has changed and our new expertise in several commercial sectors, such as healthcare and the construction industries, has allowed us to expand our product offerings to a new client base. We expect to continue to attract larger clients going forward, including privately-held and public companies that have a need for a more diverse and sophisticated suite of credit products and services than we have offered in the past. We continue to build our credit capabilities to meet these needs.

To address the changes in the complexity and complexion of our credit business going forward, we employ a bi-weekly loan committee review process to focus on time-sensitive approvals of credits. Our loan committee of the Board of Directors has heightened its focus on credit risk management, loan policies and other issues related to supervising the management of a larger more complicated loan portfolio.

Investment Activities

We maintain a managed investment portfolio intended to provide liquidity, maximize risk-adjusted total return, and to modify our asset/liability position as deemed appropriate. We invest primarily in residential mortgage-backed securities and collateralized mortgage obligations backed by U.S. Government-owned agencies or issued by U.S. Government-sponsored enterprises and bank- qualified tax-exempt obligations of state and local political subdivisions. We also may invest in U.S. Treasury, U.S. Agency or other securities as permitted by our investment policy.

When evaluating the effectiveness of our investment strategy, we employ a methodology that focuses on the total return of the portfolio over one to three years. The portfolio management activities and financial results are reviewed with the individual bank asset/liability committees.

The investment portfolio is one of the tools utilized to manage each bank’s net asset/liability position by countering the interest rate risk characteristics of the loan portfolio. The majority of loans on the balance sheet have floating-rate attributes. If interest rates change, these assets will re-price very quickly. Overall, the investment portfolio has a longer duration than the loan portfolio, which has the effect of making our net interest rate risk position more neutral.

Asset-Liability Management Committee

Our asset/liability committee (“ALCO”) is comprised of selected senior officers who are charged with the dual goals of optimization and stabilization of net interest income over time while adhering to prudent banking practices. ALCO oversees asset growth, liquidity and capital, and directs our overall acquisition and allocation of funds. At its meetings, ALCO reviews issues including: data on current economic conditions, information regarding the current interest rate outlook, the pipeline of anticipated loan and deposits growth, the mix of interest rate sensitive assets and liabilities, the bank’s liquidity position, recent investment portfolio activity and other relevant matters.

ALCO is also responsible for monitoring compliance with our investment policy. At least quarterly, asset liability management reporting is presented to our business risk committee, who review the reports and decisions made affecting net interest income.

Enterprise Risk Management

We continue to enhance our enterprise risk management (“ERM”) process, as we understand the need for a comprehensive and cohesive view of risk throughout the organization. Governance over the process includes both management and board level committees. The management risk committee is chaired by our Chief Risk Officer and involves members of key senior management leadership positions to review and identify our existing and emerging risks. At a board level, a business risk committee provides independent oversight of management’s execution of ERM and related actions. We believe our development of ERM practices, which encompass all elements of our business, provides a sound foundation for identifying and managing risk(s). ERM applies to all components of our operations. We aim to leverage the expertise and experience of our entire team, not just those in the Risk Management department. We believe our ERM philosophy and practice provides us with an effective system to manage risk.

Competition

We do business in the highly competitive financial services industry. Our geographic markets include the greater Chicago, St. Louis, Milwaukee, Detroit, Atlanta, Denver, Des Moines, Cleveland, Minneapolis and Kansas City metropolitan areas. The financial services industry is comprised of commercial banks, thrifts, credit unions, investment banks, brokerage firms, money managers, and other providers of financial products and services. We compete with regional, national, and international commercial and retail banks in all of the markets we serve. Given the changing nature of the banking industry we could experience new deposit competition from investment banks and finance companies that are converting to bank charters and therefore will be able to take on traditional bank deposits. For wealth management services we also compete with brokerage firms, wealth consulting firms and investment managers. While our products and services may be similar to those of our competitors, we attempt to distinguish ourselves by emphasizing consistent delivery of the superior levels of personal service, customized solutions and responsiveness expected by our clients.

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

SUPERVISION AND REGULATION

General

Banking is a highly regulated industry. The following is a summary of various statutes and regulations applicable to PrivateBancorp and its subsidiaries. These summaries are not complete, however, and you should refer to the statutes and regulations for more information. Also, these statutes and regulations are likely to change in the future, and we cannot predict what effect these changes, if made, will have on our operations. Finally, the supervision, regulation and examination of banks and bank holding companies by bank regulatory agencies are intended primarily for the protection of customers and the banking system in the United States rather than stockholders of banks and bank holding companies.

Bank Holding Company Regulation

PrivateBancorp is registered as a bank holding company with the Board of Governors of the Federal Reserve System (the “FRB”) pursuant to the Bank Holding Company Act of 1956, as amended (the Bank Holding Company Act of 1956, as amended, and the regulations issued thereunder are collectively referred to as the “BHC Act”), and we are subject to regulation, supervision and examination by the FRB.

Minimum Capital Requirements. The FRB has adopted risk-based capital requirements for assessing bank holding company capital adequacy. These standards define capital and establish minimum capital ratios in relation to assets, both on an aggregate basis and as adjusted for credit risks and off-balance sheet exposures. Under the FRB’s risk-based guidelines applicable to PrivateBancorp, capital is classified into two categories, Tier 1 and Tier 2 capital.

For bank holding companies, Tier 1 capital, or core capital, consists of the following items, all of which are subject to certain conditions and limitations: common stockholders’ equity; qualifying noncumulative perpetual preferred stock (including related surplus) and senior perpetual preferred stock issued to the Treasury under TARP (each as defined below) (including related surplus); qualifying cumulative perpetual preferred stock (including related surplus); minority interests in the common equity accounts of consolidated subsidiaries; and is reduced by goodwill, specified intangible assets, and certain other assets. For bank holding companies, Tier 2 capital, or supplementary capital, consists of the following items, all of which are subject to certain conditions and limitations: the allowance for loan losses; perpetual preferred stock and related surplus; hybrid capital instruments, perpetual debt and mandatory convertible debt securities; unrealized holding gains on equity securities; and term subordinated debt and intermediate-term preferred stock.

Under the FRB’s capital guidelines, bank holding companies are required to maintain a minimum ratio of qualifying total capital to risk-weighted assets of 8%, of which at least 4% must be in the form of Tier 1 capital. The FRB has established a minimum ratio of Tier 1 capital to total assets of 3% for strong bank holding companies (those rated a composite “1” under the FRB’s rating system). For all other bank holding companies, the minimum ratio of Tier 1 capital to total assets is 4%. In addition, the FRB continues to consider the Tier 1 leverage ratio (after deducting all intangibles) in evaluating proposals for expansion or new activities.

Under its capital adequacy guidelines, the FRB emphasizes that the foregoing standards are supervisory minimums and that banking organizations generally are expected to operate well above the minimum ratios. These guidelines also state that banking organizations experiencing growth, whether internally or by making acquisitions, are expected to maintain strong capital positions substantially above the minimum levels.

As of December 31, 2009, we had regulatory capital in excess of the FRB’s well-capitalized requirements. Our total risk-based capital ratio at December 31, 2009 was 14.65%, our Tier 1 risk-based capital ratio was 12.29% and our leverage ratio was 11.17%. See the “Management of Capital – Capital Measurements” section in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information regarding our capital ratios and the FRB’s well-capitalized requirements.

Acquisitions. The BHC Act requires prior FRB approval for, among other things, the acquisition by a bank holding company of direct or indirect ownership or control of more than 5% of the voting shares or substantially all of the assets of any bank, or for a merger or consolidation of a bank holding company with another bank holding company. With limited exceptions, the BHC Act prohibits a bank holding company from acquiring direct or indirect ownership or control of voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in any activity other than banking or managing or controlling banks or performing services for its authorized subsidiaries. A bank holding company may, however, engage in or acquire an interest in a company that engages in activities that the FRB has determined, by regulation or order, to be so closely related to banking or managing or controlling banks as to be a proper incident thereto, such as owning and operating a savings association, performing functions or activities that may be performed by a trust company, owning a mortgage company, or acting as an investment or financial advisor. The FRB, as a matter of policy, may require a bank holding company to be well capitalized at the time of filing an acquisition application and upon consummation of the acquisition. The Gramm-Leach-Bliley Act (the “GLB Act”) allows bank holding companies that are in compliance with certain requirements to elect to become “financial holding companies.” Financial holding companies may engage in a broader range of activities than is otherwise permitted for bank holding companies. At this time, PrivateBancorp has not elected to become a financial holding company.

Redemptions. Under the BHC Act, bank holding companies are required to provide the FRB with prior written notice of any purchase or redemption of their outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding twelve months is equal to 10% or more of their consolidated net worth. The FRB may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, FRB order, or any condition imposed by or written agreement with the FRB. This prior notice requirement does not apply to any bank holding company that meets certain well capitalized and well managed standards and is not subject to any unresolved supervisory issues.

Under provisions of the U.S. Department of Treasury’s (the “Treasury”) Troubled Asset Relief Program’s Capital Purchase Program (“CPP”) (as more fully discussed below under “2008 Emergency Economic Stabilization Act”), banks who sell equity securities to the Treasury under the CPP are generally prohibited from acquiring or redeeming their common, preferred or trust preferred securities for three years, without the consent of the Treasury. Pursuant to our participation in the CPP, as discussed below, our ability to repurchase equity securities is restricted until January 30, 2012, subject to certain exceptions, unless we redeem the Treasury’s preferred stock investment prior to that time or otherwise obtain Treasury approval.

Tie-in Arrangements. Under the BHC Act and FRB regulations, we are prohibited from engaging in tie-in arrangements in connection with an extension of credit, lease, or sale of property or furnishing of services. Accordingly, we may not condition a client’s purchase of one of our services on the purchase of another service, except with respect to traditional banking products.

Interstate Banking and Branching Legislation. Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Banking Act”), bank holding companies that are adequately capitalized and managed are allowed to acquire banks across state lines subject to certain limitations. States may prohibit interstate acquisitions of banks that have not been in existence for at least five years. The FRB is prohibited from approving an application for acquisition if the applicant controls more than 10% of the total amount of deposits of insured depository institutions nationwide. In addition, interstate acquisitions may also be subject to statewide concentration limits.

Furthermore, under the Interstate Banking Act, banks are permitted, under some circumstances, to merge with one another across state lines and thereby create a main bank with branches in separate states. Approval of interstate bank mergers is subject to certain conditions, including: adequate capitalization, adequate management, CRA compliance and deposit concentration limits, compliance with federal and state antitrust laws and compliance with applicable state consumer protection laws. After establishing branches in a state through an interstate merger transaction, a bank may establish and acquire additional branches at any location in the state where any bank involved in the interstate merger could have established or acquired branches under applicable federal and state law.

Ownership Limitations. Under the Federal Change in Bank Control Act, a person may be required to obtain the prior regulatory approval of the FRB before acquiring the power to directly or indirectly control the management, operations or policies of PrivateBancorp or before acquiring control of 10% or more of any class of our outstanding voting stock. Under the Illinois Banking Act, any acquisition of PrivateBancorp stock that results in a change in control may require prior approval of the Illinois Department of Financial and Professional Regulation (the “IDFPR”).

Source of Strength. Under a longstanding policy of the FRB, PrivateBancorp is expected to act as a source of financial and managerial strength to its banking subsidiaries and to commit resources to support them. The FRB takes the position that in implementing this policy, it may require us to provide financial support when we otherwise would not consider ourselves able to do so.

Dividends. The FRB has issued an updated policy statement on the payment of cash dividends by bank holding companies. In the policy statement, the FRB expressed its view that a bank holding company should inform the FRB and should eliminate, defer or severely limit the payment of dividends if (i) the bank holding company’s net income for the past four quarters is not sufficient to fully fund the dividends; (ii) the bank holding company’s prospective rate of earnings retention is not consistent with the bank holding company’s capital needs and overall current and prospective financial condition; or (iii) the bank holding company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. The policy statement also provides that the FRB should be informed in advance prior to declaring or paying a dividend that exceeds earnings for the period (e.g., quarter) for which the dividend is being paid or that could result in a material adverse change to the organization’s capital structure. Additionally, the FRB possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to prohibit or limit the payment of dividends by banks and bank holding companies.

In addition to the restrictions on dividends imposed by the FRB, Delaware law also places limitations on our ability to pay dividends. For example, if the capital of the holding company has been diminished to an amount less than the aggregate amount of capital represented by the issued and outstanding stock, a dividend shall not be paid until the deficiency in capital is repaired. Our ability to pay dividends may also depend on the receipt of dividends from our banking subsidiaries. Our banking subsidiaries may, however, be unable to pay such dividends. As a result of the losses incurred by our banking subsidiaries during 2008 and 2009, we have not received any dividends from them during this period. Because of our participation in the CPP, prior to January 30, 2012, or the date on which the Treasury’s senior preferred stock investment has been fully redeemed or transferred, if earlier, we also may not pay regular quarterly dividends on our common stock above $0.075 per share without the Treasury’s consent. In addition, we may not pay dividends on our common stock unless we have paid dividends on our outstanding preferred stock and nonvoting common stock.

In the first quarter of 2009, we reduced our quarterly dividend rate to $0.01 per share from the quarterly dividend rate of $0.075 per share that we paid in the fourth quarter of 2008. There can be no assurances that we will continue to pay dividends on our common stock or our preferred stock at the current levels or at all.

Bank Regulation

Our subsidiary banks, The PrivateBank – Chicago and The PrivateBank – Wisconsin, are subject to extensive supervision and regulation by various federal and state authorities. Additionally, as an affiliate of our subsidiary banks, PrivateBancorp is also subject, to some extent, to regulation by our subsidiary bank authorities.

The PrivateBank – Chicago is an Illinois state-chartered bank and as such, is subject to supervision and examination by the IDFPR and, as a FRB non-member bank, its primary federal regulator, the Federal Deposit Insurance Corporation (the “FDIC”).

The PrivateBank – Wisconsin is a national bank and is subject to supervision and examination by the Office of the Comptroller of the Currency (the “OCC”) and, to a lesser extent, by the FDIC. The PrivateBank – Wisconsin is a member of the FHLB of Chicago and, as such, may also be subject to examination by the FHLB of Chicago.

In 2009, we consolidated The PrivateBank – Michigan, which was a Michigan state-chartered bank, and The PrivateBank – St. Louis, which was a federal savings bank, with and into The PrivateBank – Chicago, and each is now regulated as part of The PrivateBank – Chicago. In 2009, we also withdrew our application to organize The PrivateWealth Trust Company, which would have been a federal savings bank.

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

Monetary Policy. All of our subsidiary banks are affected by the credit policies of the FRB, which regulate the national supply of bank credit. Such regulation influences overall growth of bank loans, investments and deposits and may also affect interest rates charged on loans and paid on deposits. The FRB’s monetary policies have had a significant effect on the operating results of commercial banks in the past and we expect this trend to continue in the future.

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

Reserve Requirements. Our subsidiary banks are subject to FRB regulations requiring depository institutions to maintain non-interest-earning reserves against their transaction accounts. The first $10.7 million of a bank’s transaction accounts (subject to adjustments by the FRB) are exempt from the reserve requirements. The FRB regulations generally require 3 percent reserves on a bank’s transaction accounts totaling between $10.7 million and $55.2 million. For transaction accounts totaling over $55.2 million, FRB regulations require reserves of $1,335,000 plus 10 percent of the amount over $55.2 million.

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

In October, 2008, the FDIC published a restoration plan to reestablish the DIF to the statutory required minimum percentage of deposits, and has amended the plan from time to time thereafter. As part of the restoration plan, the FDIC increased risk-based assessment rates and may continue to do so. Effective March 31, 2009, the minimum and maximum total assessments for all insured institutions, after all possible adjustments, range from 7 basis points to 77.5 basis points. In November 2009, the FDIC approved a final rule that required insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The prepaid assessments will be recorded as a prepaid expense against which future quarterly assessments will be applied.

During 2009, we expensed deposit insurance premiums in the aggregate amount of $20.9 million, which included special assessments in the amount of $5.1 million, and were applicable to all insured institutions. Additionally, we paid an aggregate $57.0 million in deposit insurance prepayments through 2012.

Pursuant to the 2008 Emergency Economic Stabilization Act and the American Recovery and Reinvestment Act of 2009 (each as described more fully below), the maximum deposit insurance on individual accounts was increased from $100,000 to $250,000 until December 31, 2013. Deposit insurance may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. Such terminations can only occur, if contested, following judicial review through the federal courts. We do not know of any practice, condition or violation that might lead to termination of deposit insurance for any of our subsidiary banks.

Community Reinvestment. Under the CRA, a financial institution has a continuing and affirmative obligation to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, or limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community. However, institutions are rated on their performance in meeting the needs of their communities. Performance is tested in three areas: (a) lending, to evaluate the institution’s lending performance, particularly to low- and moderate income individuals and neighborhoods and small businesses in its assessment areas; (b) investment, to evaluate the institution’s record of investing in community development projects, affordable housing, and programs benefiting low-income or moderate-income individuals and small businesses; and (c) service, to evaluate the institution’s delivery of products and services through its branches, and automated teller machines as well as its service to the community. The CRA requires each federal banking agency, in connection with its examination of a financial institution, to assess and assign one of four ratings to the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by the institution, including applications for charters, branches and other deposit facilities, relocations, mergers, consolidations, acquisitions of assets or assumptions of liabilities, and savings and loan holding company acquisitions. The CRA also requires that all institutions make public disclosure of their CRA ratings.

The PrivateBank – Chicago has been assigned a “satisfactory” rating at its most recent CRA examinations. The PrivateBank – Wisconsin has not yet been examined for CRA.

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

Real Estate Lending Concentrations. The FDIC, OCC and FRB have issued guidance on concentrations in commercial real estate lending. The guidance reinforces and enhances existing regulations and guidelines for safe and sound real estate lending. The guidance provides supervisory criteria, including numerical indicators to assist in identifying institutions with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny. The guidance focuses on institutions properly identifying whether they have a commercial real estate concentration and, if so, instituting the appropriate risk management procedures and increasing capital so that it is commensurate with the risk of having such a concentration.

Allowance for Loan and Lease Losses. In December 2006, the federal bank regulatory agencies issued an Interagency Policy Statement revising their previous policy on the Allowance for Loan and Lease Losses (“ALLL”), which was issued in 1993. The policy statement was updated to ensure consistency with U.S. generally accepted accounting principles (“U.S. GAAP”) and post-1993 supervisory guidance. According to the revised policy statement, the ALLL represents one of the most significant estimates in an institution’s financial statements and regulatory reports. Because of its significance, each institution has a responsibility for developing, maintaining and documenting a comprehensive, systematic, and consistently applied process appropriate to its size and the nature, scope, and risk of its lending activities for determining the amounts of the ALLL and the provision for loan and lease losses.

The policy statement provides that to fulfill this responsibility, each institution should ensure controls are in place to consistently determine the ALLL is in accordance with U.S. GAAP, the institution’s stated policies and procedures, management’s best judgment and relevant supervisory guidance. Consistent with long-standing supervisory guidance, the policy states that institutions must maintain an ALLL at a level that is appropriate to cover estimated credit losses on individually evaluated loans determined to be impaired as well as estimated credit losses inherent in the remainder of the loan and lease portfolio. Estimates of credit losses should reflect consideration of all significant factors that affect the collectability of loans in the portfolio as of the evaluation date. Arriving at an appropriate allowance involves a high degree of management judgment and results in a range of estimated losses.

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

Redemption. The terms of the CPP contained restrictions on the redemption of Treasury’s preferred stock investment. These restrictions on redemptions were modified on February 17, 2009, in connection with enactment of the American Recovery and Reinvestment Act of 2009 (discussed below).

Dividends. Prior to the third anniversary of the investment or the date on which the Treasury’s senior preferred stock investment has been fully redeemed or transferred the financial institution may not increase common dividends beyond certain levels without the Treasury’s consent. In addition, the financial institution may not pay dividends on common stock unless the financial institution has paid dividends on the preferred stock. If the financial institution does not pay dividends on the senior preferred stock for six dividend periods, the Treasury will have the right to elect two members to the board of directors.

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

Executive Compensation. Participating financial institutions must modify certain senior executive compensation agreements consistent with EESA, which generally prohibits incentive compensation agreements that encourage senior executive officers to take unnecessary and excessive risks. In addition, incentive compensation paid to senior executive officers must be recovered if such payments are subsequently determined to be based upon materially inaccurate financial results (i.e., a “clawback” provision). Participating financial institutions are prohibited from making golden parachute payments to senior executive officers and are required to limit the federal tax deduction for compensation paid to senior executive officers to $500,000. For this purpose, “senior executive officer” means an individual who is one of the top five highly paid executives whose compensation is required to be disclosed pursuant to the Exchange Act. As discussed below, these executive compensation restrictions were further expanded by the American Recovery and Reinvestment Act of 2009.

On January 30, 2009, PrivateBancorp closed the transaction with Treasury in order to participate in the CPP. PrivateBancorp issued preferred stock to the Treasury equal to $243.8 million and a warrant to purchase shares of common stock at an exercise price of $28.35. As a result of the completion of two “qualified equity offerings” in 2009 pursuant to which we received aggregate gross proceeds in excess of $243.8 million, the number of shares of common stock issuable upon exercise of the warrant was reduced by 50 percent from 1,290,026 to 645,013 shares. Pursuant to its participation in the CPP, PrivateBancorp is subject to the provisions therein.

American Recovery and Reinvestment Act of 2009

On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (“Recovery Act”) was signed into law. Included among the many provisions in the Recovery Act are restrictions affecting financial institutions who are participants in the TARP, which are set forth in the form of amendments to the EESA. These amendments provide that during the period in which any obligation under the TARP remains outstanding (other than obligations relating to outstanding warrants), TARP recipients are subject to appropriate standards for executive compensation and corporate governance which were set forth in an interim final rule regarding TARP standards for Compensation and Corporate Governance, issued by Treasury and effective on June 15, 2009 (“Interim Final Rule”). Among the executive compensation and corporate governance provisions included in the Recovery Act and the Interim Final Rule are the following:

•

an incentive compensation “clawback” provision to cover “senior executive officers” (defined in this instance and below to mean the “named executive officers” for whom compensation disclosure is provided in the company’s proxy statement) and the next 20 most highly compensated employees;

•

a prohibition on certain golden parachute payments to cover any payment related to a departure for any reason (with limited exceptions) made to any senior executive officer (as defined above) and the next five most highly compensated employees;

•

a limitation on incentive compensation paid or accrued to the five most highly compensated employees of the financial institution, subject to limited exceptions for pre-existing arrangements set forth in written employment contracts executed on or prior to February 11, 2009, and certain awards of restricted stock which may not exceed  1/3 of annual compensation, are subject to a two year holding period and cannot be transferred until Treasury’s preferred stock is redeemed in full.

•

a requirement that the Company’s chief executive officer and chief financial officer provide in annual securities filings, a written certification of compliance with the executive compensation and corporate governance provisions of the Interim Final Rule;

•

an obligation for the compensation committee of the board of directors to evaluate with the company’s chief risk officer certain compensation plans to ensure that such plans do not encourage unnecessary or excessive risks or the manipulation of reported earnings;

•	a requirement that companies adopt a company-wide policy regarding excessive or luxury expenditures;

•	a requirement that companies permit a separate, non-binding shareholder vote to approve the compensation of executives; and

•

a provision that allows Treasury to review compensation paid prior to enactment of the Recovery Act to senior executive officers and the next 20 most highly-compensated employees to determine whether any payments were inconsistent with the executive compensation restrictions of the EESA, as amended, TARP or otherwise contrary to the public interest.

In addition, companies who have issued preferred stock to Treasury under TARP are now permitted to redeem such investments at any time, subject to consultation with banking regulators. Upon such redemption, the warrants may be immediately liquidated by Treasury.

FDIC Temporary Liquidity Guarantee Program

In October 2008, the FDIC announced the Temporary Liquidity Guarantee Program (“TLGP”) to strengthen confidence and encourage liquidity in the banking system. The program is comprised of two voluntary components: the Transaction Account Guarantee Program (“TAGP”) and the Debt Guarantee Program (“DGP”).

Transaction Account Guarantee Program. Pursuant to the TAGP, the FDIC fully insures, without limit, qualifying transaction accounts held at qualifying depository institutions through June 30, 2010 (extended from December 31, 2009 subject to an opt-out provision by subsequent amendment). Qualifying transaction accounts include non-interest-bearing transaction accounts, Interest on Lawyers Trust Accounts (IOLTAs) and NOW accounts with interest rates less than 0.5 percent. The FDIC assessed a fee equal to 10 basis points on transaction account deposit balances in excess of the $250,000 insured limit. During the six-month extension period in 2010, the fee assessment increased to 15 basis points for institutions that are in risk category 1 of the risk-based premium system.

Debt Guarantee Program. Pursuant to the DGP, eligible entities may issue FDIC-guaranteed senior unsecured debt up to 125 percent of the entity’s senior unsecured debt outstanding as of September 30, 2008. PrivateBancorp has not issued any guaranteed debt under the DGP.

AVAILABLE INFORMATION

We file annual, quarterly, and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”), and this information is available free of charge through the investor relations section of our web site at www.theprivatebank.com and is available through the SEC’s website at www.sec.gov. The following documents are also posted on our web site or are available in print upon the request of any stockholder to our Corporate Secretary:

•	Certificate of incorporation

•	By-laws

•	Charters of our audit, compensation, and nominating and corporate governance committees of our board of directors

•	Corporate code of ethics

•	Excessive or luxury expenditures policy

Within the time period required by the SEC and The NASDAQ Stock Market, we will post on our web site any amendment to our code of ethics and any waiver to the code of ethics applicable to any of our executive officers or directors. In addition, our web site includes information concerning purchases and sales of our securities by our executive officers and directors.

Our corporate secretary can be contacted by writing to PrivateBancorp, Inc., 120 South LaSalle Street, Chicago, Illinois 60603, Attn: Corporate Secretary. Our investor relations department can be contacted by telephone at (312) 564-2000.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These statements are not historical facts, but instead represent only management’s beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside our control. Although we believe the expectations reflected in any forward-looking statements are reasonable, our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in such statements. These statements are typically identified by words such as “may,” “might,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “project,” “potential,” or “continue,” and the negative of these terms and other comparable terminology. These forward-looking statements may relate to our projected growth, anticipated future financial performance or management’s long-term performance goals. Forward-looking statements may also relate to the anticipated effects on our financial condition and results of operations from expected developments or events, such as the implementation of business plans and strategies.

These forward-looking statements are subject to significant risks, assumptions and uncertainties, and could be affected by many factors, including those set forth in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as those set forth in our subsequent periodic and current reports filed with the SEC.

Forward-looking statements speak only as of the dates on which they were made. Our past results are not necessarily indicative of our future results. We do not undertake any obligation to update these forward-looking statements, even though our situation may change in the future, except as required under federal securities law.

ITEM 1A. RISK FACTORS

Our business, financial condition and results of operations are subject to various risks, including those discussed below, which may affect the value of our securities. The risks discussed below are those that we believe are the most significant risks affecting us and our business, although additional risks not presently known to us or that we currently deem less significant may also adversely affect our business, financial condition and results of operations, perhaps materially. Before making a decision to invest in our securities, you should carefully consider the risks and uncertainties described below and elsewhere in this report.

Risks related to our business

We have significant credit risk related to our owner-occupied commercial real estate, construction, and other commercial real estate loans.

At December 31, 2009, our owner-occupied commercial real estate, construction and other commercial real estate loans totaled $835.9 million, $719.2 million and $2.8 billion, respectively, or 9%, 8% and 31%, respectively, of our total loan portfolio. Commencing in the third quarter and continuing into the fourth quarter of 2009, we experienced significant deterioration in our commercial real estate portfolio that caused a significant increase in non-performing loans during this period. We had $436.9 million in total non-performing assets at December 31, 2009, compared to $155.7 million at December 31, 2008, largely due to the ongoing deterioration in our commercial real estate portfolio. Approximately 72% of non-accrual loans at December 31, 2009, were commercial real estate or construction loans. Non-performing assets to total assets were 3.62% at December 31, 2009, compared to 1.55% at December 31, 2008.

Our owner-occupied commercial real estate, construction, and other commercial real estate loans often involve loans with large principal amounts and the repayment of these loans generally is dependent, in large part, on the successful operation of a business occupying the property, the cost and time frame of constructing or improving a property, the availability of permanent financing, or the successful sale or leasing of the property. These loans are often more adversely affected by general conditions in the real estate markets or in the local economy where the borrower’s business is located. The commercial real estate market continues to experience a variety of difficulties and challenging economic conditions. In particular, market conditions in the Chicago metropolitan area, in which we have a heavy concentration of loans, have declined during 2009. During the third and fourth quarters of 2009, deterioration of our commercial real estate portfolio followed trends in the sector, including elevated commercial vacancy rates, sponsor bankruptcies and downward pressure on real estate values. The weak state of the economy continues to put pressure on other business sectors represented in our portfolio, but not to the degree seen in commercial real estate.

Many construction and commercial real estate loans do not fully amortize the balance over the loan period, but have balloon payments due at maturity. The borrower’s ability to make a balloon payment may depend on its ability to either refinance the loan or complete a timely sale of the underlying property, which will likely be more difficult in an environment of declining property values and/or increasing interest rates. The relatively long maturities of construction loans, the borrower’s inability to use funds generated by a project to service a loan until a project is completed, and the more pronounced risk to interest rate movements and the real estate market that these borrowers face while a project is being completed or seeking a buyer, further make construction loans more vulnerable to risk of repayment.

On a non-owner occupied commercial property, if the cash flow from a borrower’s project is reduced due to leases not being obtained or renewed, that borrower’s ability to repay the loan may be impaired. As a result of the current difficult operating environment, some borrowers may withhold key information on the property or be unwilling to provide information in a timely manner. Financial information that we have concerning borrowers with long loan maturities may no longer be accurate, which may impair our ability to properly assess the quality of the property and the loan. Further, we may realize increased losses in connection with the disposition of non-performing assets. As such, if general economic conditions continue to negatively impact these businesses, our results of operations and financial condition may be adversely affected.

A significant portion of our loan portfolio is comprised of commercial and industrial loans which were originated in the past few years and present additional credit risk.

The repayment of our loans to businesses is dependent upon the financial success and viability of the borrower. If the economy continues to remain weak for the foreseeable future, our borrowers may experience depressed or dramatic and sudden decreases in revenues that hinder the ability of the borrower to repay its loan. Our commercial and industrial loan portfolio, including owner-occupied commercial real estate, totaled $4.7 billion at December 31, 2009, or 51% of our total loan portfolio. While we have not experienced significant credit losses in this portfolio since 2007, this portfolio is not as mature as certain as certain of our other portfolios and, as a result, may not yet shown signs of credit deterioration. Unlike commercial real estate loans, commercial and industrial loans are secured by different types of collateral related to the underlying business, such as accounts receivable, inventory and equipment. Should a commercial and industrial loan require us to foreclose on the underlying collateral, the unique nature of the collateral may make it more difficult and costly to liquidate, thereby increasing the risk to us of not recovering the principal amount of the loan. Accordingly, our results of operation and financial condition may be adversely affected by defaults in this portfolio.

Our allowance for loan losses may be insufficient to absorb losses in our loan portfolio.

Lending money is a substantial part of our business. Every loan we make carries a certain risk of non-payment. This risk is affected by, among other things:

•	the credit risks posed by the particular borrower;

•	changes in economic and industry conditions;

•	the duration of the loan;

•	in the case of a collateralized loan, the changes and uncertainties as to the future value of the collateral; and

•	efforts to detect stress in loans at an early stage.

We maintain an allowance for loan losses that we believe is sufficient to absorb credit losses inherent in our loan portfolio. The allowance for loan losses represents our estimate of probable losses in the portfolio at each balance sheet date. The allowance contains provisions for probable losses that have been identified relating to specific borrowing relationships, as well as probable losses inherent in the loan portfolio and credit undertakings that are not specifically identified. The specific reserves are based on our current estimates of the value of impaired loans based on future cash flows, collateral value or market value, as the case may be. Our valuations are based on the factors we deem relevant, including in the case of commercial real estate loans updated appraisals from independent third parties or market evaluations of real estate collateral. These judgments involve uncertainty, particularly given the current real estate environment where there is a lack of comparable real estate activity in the marketplace. Accordingly, there can be no assurance that we will not incur losses on these loans greater than what we have provided for in the allowance.

The allowance for loan losses was $221.7 million at December 31, 2009, compared to $112.7 million at December 31, 2008. The allowance for loan losses as a percentage of total loans increased to 2.44% at December 31, 2009, compared to 1.40% at December 31, 2008. Charge-offs were $101.3 million for the year ended December 31, 2009, offset by recoveries of $11.4 million, compared to charge-offs of $126.7 million for the prior year period, offset by recoveries of $888,000. Over the past year, we increased our allowance as a percentage of total loans based on management’s analysis of our loan portfolio’s credit quality, including a significant increase in non-performing loans, and other factors. Our regulators review the adequacy of our allowance and, through the examination process, have authority to compel us to increase our allowance in the current period or prior or future periods. Although we believe our loan loss allowance is adequate to absorb probable and reasonably estimable losses in our loan portfolio, the allowance may not be adequate. An increase in the allowance for loan losses results in a decrease in net income, and possibly regulatory capital. If our actual loan losses exceed the amount that is anticipated, our results of operations and financial condition could be materially adversely affected.

A large portion of the loans in our portfolio was originated since the adoption of our strategic growth plan in 2007. Although a high percentage of our recent credit quality deterioration relates to loans originated prior to the adoption of our strategic growth plan in 2007, a portfolio of more mature loans will usually behave more predictably than a newer portfolio, such as ours, because loans typically do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time. As a result, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels. In addition, some of these new loans are large in size. Should any of these loans default, it could materially affect our credit quality and the need to establish higher levels of loan loss reserves. If charge-offs in future periods increase and/or we are required to increase our provision for loan and covered asset losses, our earnings and possibly our capital will also be adversely affected.

Our recent growth and expansion may continue to strain our ability to manage our operations and stress our financial resources.

We have rapidly grown in size and scope since the inception of our strategic growth plan in 2007. This rapid growth continues to place a strain on our infrastructure, including administrative, risk management, operational and other back office functions that are essential to supporting the effective management of our business, and increased demands on our systems, controls and personnel. This growth continues to require attention and enhancements to, and expansion of, our operating and financial systems and controls and may strain or significantly challenge them.

We may not be able to access sufficient and cost-effective sources of liquidity.

We depend on access to a variety of funding sources, including deposits, to provide sufficient liquidity to meet our commitments and business needs and to accommodate the transaction and cash management needs of our clients, including funding our loan growth. Currently, our primary sources of liquidity are our clients’ deposits, as well as brokered deposits, federal funds borrowings (which are discretionary, uncommitted lines of credit), the FRB discount window, proceeds from the sale of investment securities, proceeds from the sale of additional equity or trust preferred securities and subordinated debt.

In the fourth quarter of 2008 and throughout 2009, we experienced a significant increase in client deposits (including deposits acquired through the Founders Bank transaction) that has allowed us to reduce our reliance on wholesale funding sources. However, there can be no assurance that this level of client deposit growth will continue or that we will be able to maintain the lower reliance on wholesale deposits that we have recently experienced. There is also no way to determine with any degree of certainty the reasons for the significant growth in our client deposits (excluding the client deposits acquired in the Founders Bank transaction) and hence whether these deposits are, in whole or in part, permanent or transitory. With the expected expiration of TAGP on June 30, 2010, as returns in the equity markets improve, if the economy improves, interest rates rise or as FDIC insurance coverage is reduced, we expect some of our client deposits to move to other investment options, thus causing a reduction in our client deposits and increased reliance on wholesale funding sources.

Our holding company’s liquidity position is affected by the amount of cash and other liquid assets on hand, payment of interest and dividends on debt and equity securities currently outstanding, instruments issued by the holding company, capital we inject into our banks subsidiaries, redemption of debt, proceeds we raise through the issuance of debt and equity securities, and dividends received from our bank subsidiaries. Our future liquidity position may be adversely affected if in the future one or a combination of the following events occurs: our bank subsidiaries report net losses (as The PrivateBank—Chicago has in 2008 and 2009) or our bank subsidiaries’ earnings are weak relative to our holding company’s cashflow needs, we deem it advisable or are required by the FRB to use cash at the holding company to support our bank subsidiaries through capital injections, or we have difficulty raising cash through the issuance of debt or equity securities or accessing additional sources of credit.

Given the losses we recorded in 2009, and, thus, the limitations on the ability of our bank subsidiaries to pay dividends to our holding company, we are highly dependent upon the current cash position of the holding company and cash proceeds generated by capital raises to meet our liquidity needs and to pay dividends on our common and preferred stock for the foreseeable future. We may manage our liquidity position by reducing the amount of capital we inject into our bank subsidiaries, thus causing our loan growth to slow. This could adversely affect our results of operations and earnings if growth at our banks becomes capital constrained.

The loss of key managing directors may adversely affect our operations.

We are a relationship-driven organization. Our growth and development to date have resulted in large part from the efforts of our managing directors who have primary contact with our clients and are extremely important in maintaining personalized relationships with our client base, which is a key aspect of our business strategy. The loss of one or more of these key employees could have a material adverse effect on our operations if remaining managing directors are not successful in retaining client relationships of a departing managing director.

Weak financial performance, restrictions on compensation due to our participation in the TARP Capital Purchase Program (“CPP”), limitations on currently available equity awards, and regulatory guidance may restrict our ability to design programs that are effective in motivating and retaining our key employees.

We may not be able to raise additional capital necessary to remain well-capitalized.

If our loan portfolio continues to experience significant deterioration, our ability to continue to meet minimum regulatory capital requirements will be largely dependent upon our ability to access the capital markets. Events or circumstances in the capital markets generally or systemic risk in the banking industry specifically that are beyond our control may adversely affect our capital costs, our ability to raise capital at any given time and the dilution consequences to our stockholders of any capital raise we may undertake.

In addition, as a result of the recent underwritten public offering of our common stock and the sale of our non-voting common stock to GTCR Golder Rauner, L.L.C. (“GTCR”), in November 2009, the number of shares of common stock available for issuance under our certificate of incorporation has been significantly reduced and any amendment to our certificate of incorporation to increase the available number of shares will require the approval of our stockholders. This could have an adverse impact on our ability to raise additional capital that would qualify as tangible common equity or Tier 1 capital.

Our information processing systems are integral to our operations.

We rely heavily on communications, data processing and other information processing systems to conduct our business and support our day-to-day banking, investment, and trust activities, many of which are provided through third-parties. Any failure or disruption in these products or services, including any failure or interruption resulting from a breach in security, could result in disruptions in our customer relationship management, general ledger, deposit, loan, risk management, or other systems. We have policies and procedures expressly designed to prevent or limit the effect of a failure, interruption, or security breach of our systems. However, there can be no assurance that our policies, procedures and security efforts will be effective, or that any such failures, interruptions, or security breaches will not occur or, if they do occur, that the impact will not be substantial, including damage to our reputation, a loss of customer business, additional regulatory scrutiny, or exposure to civil litigation and possible financial liability, any of which could have an adverse effect on our financial condition and results of operations.

If we are required to take any charges related to asset impairments, including deferred tax valuation allowances and goodwill impairments, our results of operations and capital position may be adversely affected.

At December 31, 2009, we had $177.3 million of gross deferred tax assets and $108.8 million of net deferred tax assets that arise because of differences in accounting treatment for financial and tax reporting purposes. In assessing whether a deferred tax asset valuation allowance was needed, we considered a number of factors relevant to our judgment. The evidence associated with the continuing difficult and challenging economic environment in which we are operating and our cumulative pre-tax loss for financial statement purposes, measured on a trailing three-year period were negative factors in our analysis. Included among the positive factors was our taxable income position for 2009, the expectation of reversing taxable temporary differences in future periods, and our expectations for generating taxable income, exclusive of reversing temporary differences, over a relatively short time period. These expectations for future taxable income were based in large part on the prospects for generating pre-tax book income. We relied on several factors in our judgment as to the quality and reliability of future pre-tax book income. These included the growth trends in pre-tax, pre-provision earnings during 2009 and the concentration of credit losses in certain segments and vintages of our loan portfolio. We also believe our strong tangible capital position provides a level of confidence regarding our ability to absorb future credit losses without impairing longer term prospects for generating future pre-tax book income and taxable income in amounts that more likely than not would be sufficient to support the realization of deferred tax assets.

Based on our analysis of all the factors considered, we reached the conclusion that it is more likely than not that our deferred tax asset will be realized in future tax periods. As described above, our conclusion is dependent on a number of factors. To the extent these or certain other assumptions change materially, we may need to establish a valuation allowance against all or part of the net deferred tax asset, which would adversely affect our results of operations and capital levels and ratios.

In addition, even if we continue to conclude that a valuation allowance is not needed for U.S. GAAP, we could be required to disallow all or a portion of the net deferred tax asset for bank regulatory purposes. At December 31, 2009, we had a disallowed deferred tax asset for regulatory purposes of $7.6 million. The assessment of whether the net deferred tax asset is disallowed, in whole or in part, for regulatory purposes is based on regulatory guidelines, which in some cases, are more restrictive than those of U.S. GAAP. Although a disallowed deferred tax asset for regulatory purposes does not impact our results of operations, it does reduce our regulatory capital ratios.

Goodwill is an intangible asset and is subject to periodic impairment analysis. Certain facts or circumstances may indicate impairment that may lead us to recording an expense to write down this asset. We had $94.7 million in goodwill recorded on our consolidated balance sheet at December 31, 2009. Goodwill represents the excess of purchase price over the fair value of net assets acquired using the purchase method of accounting. Our goodwill was created as a result of several acquisitions we completed in prior years. Goodwill is tested at least annually for impairment or more often if an event occurs or circumstances change that could reduce the fair value of a reporting unit below its carrying amount. Our impairment determination would rely on assumptions critical to the process including discount rates, asset and liability growth rates, and other income and expense estimates. If the impairment analysis of a reporting unit leads us to a conclusion that the book value exceeds its fair value, we would incur an impairment charge for some or all of our goodwill.

For additional discussion of deferred taxes, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 1 and 15 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K. For additional discussion of goodwill, see “Management’s Discussion and Analysis of Critical Accounting Policies” and Notes 1 and 8 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.

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

Various segments of the U.S. economy have been in a prolonged and deep slowdown recently, and the strength of the U.S. economy and the local economies in each of our markets has declined and remains stressed and volatile. A sustained period of high unemployment or further deterioration in the national or local business or economic conditions could result in, among other things, a further deterioration of credit quality or a reduced demand for credit, including a resultant effect on our loan portfolio and allowance for loan losses. These factors could result in higher delinquencies and additional charge-offs in future periods, especially given our exposure to commercial real estate lending, which would materially adversely affect our financial condition and results of operations. Continued, sustained weakness in business and economic conditions generally, or in our markets specifically, could have, and in some cases have had, one or more of the following adverse impacts on our business:

•	a decrease in the demand for loans and other products and services offered by us;

•	a decrease in the value of the collateral underlying loans, requiring paydowns by our borrowers to remain in loan-to-value compliance or, alternatively, resulting in a default;

•	a decrease in the value of any loans that we may hold for sale;

•	longer holding periods required to liquidate property acquired upon default or loans held for sale, thereby increasing carrying costs and potentially impacting market values; and

•	an increase in the number of clients and counterparties who become delinquent, file for protection under bankruptcy laws or default on their loans or other obligations to us.

An increase in the number of delinquencies, bankruptcies or defaults in future periods could result in a higher level of non-performing assets, net charge-offs, provision for loan and covered asset losses, and valuation adjustments on any loans held for sale, which would materially adversely affect our financial condition and results of operations.

We may be adversely affected by interest rate changes.

Our operating results are largely dependent on our net interest income. Fluctuations in interest rates may significantly affect our net interest income, which is the difference between the interest income earned on earning assets, usually loans and investment securities, and the interest expense paid on deposits and borrowings. Over the long term, we expect our net interest margin to benefit during a rising rate environment. Changes in the slope of the treasury yield curve could also impact our net interest margin. We are unable to predict fluctuations in interest rates, which are affected by factors including: monetary policy of the FRB, inflation or deflation, recession, unemployment rates, money supply, domestic and foreign events, and instability in domestic and foreign financial markets. The timing of any FRB action to curtail or eliminate various stimulus-related programs, as a result of inflation concerns or otherwise, could have an impact on interest rates in general and our net interest margin in particular.

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

Risks related to the financial services industry

We are highly regulated and may be adversely affected by changes in banking laws, regulations, and regulatory practices, including the actions being taken by the U.S. government in response to the recent financial crises.

We are subject to extensive supervision, regulation and examination. This regulatory structure gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies to address not only compliance with applicable laws and regulations (including laws and regulations governing consumer credit, and anti-money laundering and anti-terrorism laws), but also capital adequacy, asset quality and risk, management ability and performance, earnings, liquidity, and various other factors. As part of this regulatory structure, we are subject to policies and other guidance developed by the regulatory agencies with respect to capital levels, the timing and amount of dividend payments, the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Under this structure the regulatory agencies have broad discretion to impose restrictions and limitations on our operations if they determine, among other things, that our operations are unsafe or unsound, fail to comply with applicable law or are otherwise inconsistent with laws and regulations or with the supervisory policies of these agencies. This supervisory framework could materially impact the conduct, growth and profitability of our operations. Any failure on our part to comply with current laws, regulations, other regulatory requirements or safe and sound banking practices or concerns about our financial condition, or any related regulatory sanctions or adverse actions against us, could increase our costs or restrict our ability to expand our business and result in damage to our reputation.

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

On January 30, 2009, we issued approximately $243.8 million of our senior preferred stock and warrants to purchase shares of common stock at an exercise price of $28.35 per share to the U.S. Treasury under the CPP. Based on our participation in the CPP, we agreed to comply with its terms and conditions, which subjects us to certain restrictions, oversight, costs and compliance and reputational risks. For example, we may not, without the consent of the U.S. Treasury, increase our dividend, currently $0.01 per share per quarter, above a rate of $0.075 per quarter or, subject to certain exceptions, engage in repurchases of our common stock or trust preferred securities until January 30, 2012 or, if earlier, the date on which all preferred stock issued to the U.S. Treasury has been redeemed or transferred by the U.S. Treasury. Our participation in the CPP also subjects us to additional executive compensation and other restrictions, which may adversely affect our ability to attract and retain highly-qualified senior executive officers, particularly in light of the fact that some of the financial institutions with which we compete are not subject to the restrictions imposed by the CPP. Furthermore, under the terms of the securities purchase agreement we entered into with the U.S. Treasury, the U.S. Treasury will be able to unilaterally amend the agreement to make it consistent with any subsequent statutory provisions implemented by Congress. If we fail to comply with the terms and conditions of the program or the securities purchase agreement, including any restrictions upon our use of the CPP proceeds, we could become subject to a regulatory enforcement action or legal proceedings brought by the U.S. government, which, in turn, would present significant reputational risks for us that could affect our ability to retain or attract new clients or investors (if and when we determine to raise additional capital) or both.

The creditworthiness of us and other financial institutions could adversely affect our ability to provide services to our clients, specifically products and services relating to foreign exchange, derivatives and letters of credit.

Our ability to provide certain products and service could be adversely affected by the actions and commercial soundness of other banks. Banks are interrelated as a result of lending, clearing, correspondent, counterparty and other relationships. As a result, defaults by, or even rumors or questions about, one or more banks, or the banking industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of the transactions engaged in by us in the ordinary course of business, particularly in our capital markets group, expose us to credit risk in the event of default of a counterparty or customer. In such instances, the collateral we hold may be insufficient to mitigate our losses, as we may be unable to realize or liquidate at prices sufficient to recover the full amount of our exposure. Such losses could have a material and adverse effect on our financial condition and results of operations.

Our capital markets group offers an extensive range of over-the-counter interest rate and foreign exchange derivatives products, including but not limited to interest rate swaps, options on interest rate swaps, interest rate options (which include caps, floors and collars), foreign exchange forwards and options, as well as cash products such as foreign exchange spot transactions. Although we do not engage in any proprietary trading and we structure these client-generated trading activities to mitigate our exposure to market risk, we remain exposed to various risks, the most significant of which include credit risk of our counterparties, operational risk and settlement risk, which may be most significant in foreign exchange transactions where timing differences between settlement centers can result in us paying our client and/or counterparty before actually receiving the funds. The exposure of our counterparties requires active monitoring of potential calls as well as liquidity management to ensure timely and cost efficient posting of collateral. Operational risk includes errors in execution of internal bank procedures and controls, which could expose us to financial and/or reputation loss. A lapse or breakdown of these procedures or controls could significantly increase our exposure to counterparty credit risk and operational risk, which could result in a material loss to us.

Demand for the products or services of our capital markets group could be negatively impacted by interest rate changes or other factors and a decrease in sales volumes from this group could have an adverse impact on our results of operations.

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

To be competitive, we will need to continue to invest in technology, infrastructure and human resources. This investment is directed at enhancing our risk management function and generating new products and services, and adapting existing products and services to the evolving standards and demands of our clients. Falling behind our competition in any of these areas, could adversely affect our business.

We are being required to pay and may be required to pay in the future significantly higher FDIC premiums or special assessments that could adversely affect our earnings.

Recent bank failures and market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits. As a result, we are being required to pay significantly higher premiums or additional special assessments that could adversely affect our earnings. It is possible that the FDIC may require higher premiums and impose additional special assessments in the future on the industry and the banks generally or as a result of regulatory examination findings or conclusions.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our executive offices are located in the central business and financial district of Chicago. Our managing directors are strategically located in 38 locations including the offices of our subsidiaries Lodestar and The PrivateBank Mortgage Company, both located in downtown Chicago. We also have business development offices located in Denver, Des Moines, Cleveland, and Minneapolis. All of the spaces are leased with the exception of the St. Charles, Mt. Greenwood, Oak Lawn, Orland Park, Palos Heights, Tinley Park, Worth, Channahon, and Minooka locations, which we own. We have a variety of renewal options for each of our properties and certain rights to secure additional space. Following is an overview of each of our geographic markets and our office locations within these markets:

•

Chicago – We have 24 offices in the Chicago metropolitan area, including one off site back-up facility in Lisle. These offices are located in downtown Chicago and Chicago’s Gold Coast neighborhood; in the North Shore communities of Winnetka, Skokie and Lake Forest; in Oak Brook, centrally located in the west suburban DuPage County; in St. Charles and Geneva, in the far western Fox Valley area, and in the southwest suburbs of Mt. Greenwood, Oak Lawn, Orland Park, Palos Heights, Tinley Park, Worth, Channahon, Homer Glen, Joliet and Minooka.

•

St. Louis/Kansas City – We have four offices in the St. Louis/Kansas City metropolitan area. These offices are located in the near west suburban area of St. Louis, which is the leading business center of the metropolitan area, in the western suburb of Chesterfield, which is a newer business, shopping, and residential area, in Kansas City, Missouri and in Overland Park, Kansas.

•	Wisconsin – We have one office in downtown Milwaukee.

•	Michigan – We have three offices in the Detroit metropolitan area. These offices are located in the north suburban Detroit communities of Bloomfield Hills, Grosse Pointe and Rochester, Michigan.

•	Georgia – We have three offices in the Atlanta metropolitan area. These offices are located in the Buckhead area of Atlanta and the north suburban communities of Norcross and Alpharetta, Georgia.

•	Colorado – We have one office located in Greenwood Village, Colorado.

•	Iowa – We have one office in Des Moines, Iowa.

•	Ohio – We have one office in Cleveland, Ohio.

•	Minnesota – We have one office in Minneapolis, Minnesota.

We also own 30 automated teller machines (“ATMs”), some of which are housed at banking locations and some of which are independently located. In addition, we own other real property that, when considered individually or in the aggregate, is not material to our financial position.

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

ITEM 4. [RESERVED]

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY,

RELATED STOCKHOLDER MATTERS, AND

ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded under the symbol “PVTB” on the NASDAQ Global Select market tier of The NASDAQ Stock Market. As of February 25, 2010, there were approximately 542 stockholders of record. The following table sets forth the high and low intraday sales prices and quarter-end closing price of our common stock, dividends declared per share, dividend yield and book value per share during each quarter of 2009 and 2008.

	2009				2008
	Fourth	Third	Second	First	Fourth	Third	Second	First
Market price of common stock
High	$24.54	$29.11	$26.00	$33.00	$42.50	$49.50	$38.74	$37.49
Low	$8.33	$18.80	$13.77	$9.08	$25.54	$20.41	$29.82	$28.06
Quarter-end	$8.97	$24.46	$22.24	$14.46	$32.46	$41.66	$30.38	$31.47
Cash dividends declared per share	$0.01	$0.01	$0.01	$0.01	$0.075	$0.075	$0.075	$0.075
Dividend yield at quarter-end (1)	0.45%	0.16%	0.18%	0.28%	0.92%	0.72%	0.99%	0.95%
Book value per share at quarter-end	$13.99	$17.48	$17.74	$16.96	$16.31	$17.34	$17.68	$16.01

(1)	Ratios are presented on an annualized basis.

A discussion regarding the restrictions applicable to our ability and the ability of our subsidiaries to pay dividends is included in the “Supervision and Regulation – Bank Regulations” section under Item 1 of this Form 10-K and Note 13 of “Notes to the Consolidated Financial Statements” in Item 8 of this Form 10-K.

Stock Performance Graph

The graph below illustrates, over a five-year period, the cumulative total return (defined as stock price appreciation and dividends) to stockholders from an investment in our common stock against a broad-market total return equity index and a published industry total return equity index. The broad-market total return equity index used in this comparison is the Russell 2000 Index and the published industry total return equity index used in this comparison is the CRSP index for NASDAQ Bank Stocks.

Comparison of Five-Year Cumulative Total Return Among

PrivateBancorp, Inc., the Russell 2000 Index, and the NASDAQ Bank Index (1)

	Period Ending December 31,
	2004	2005	2006	2007	2008	2009
PrivateBancorp	$100.00	$110.95	$130.60	$103.36	$103.75	$28.75
Russell 2000 Index	100.00	104.55	123.76	121.82	80.66	102.58
NASDAQ Bank Index	100.00	95.67	106.20	82.76	62.96	51.31

(1)	Assumes $100 invested on December 31, 2004 in PrivateBancorp’s common stock, the Russell 2000 Index and the NASDAQ Bank Index with the reinvestment of all related dividends.

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

The following table summarizes purchases we made during the quarter ended December 31, 2009 in the administration of our employee share-based compensation plans. Under the terms of these plans, we accept shares of common stock from option holders if they elect to surrender previously-owned shares upon exercise of the option to cover the exercise price of the options or, in the case of restricted shares of common stock, the withholding of shares to satisfy tax withholding obligations associated with the vesting of such shares or exercising options.

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs
October 1 - October 31, 2009	—	$—	—	—
November 1 - November 30, 2009	1,089	14.01	—	—
December 1 - December 31, 2009	5,101	9.08	—	—

Total	6,190	$9.95	—	—

Unregistered Sale of Equity Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

Consolidated financial information reflecting a summary of our operating results and financial condition for each of the five years in the period ended December 31, 2009 is presented in the following table. This summary should be read in conjunction with the consolidated financial statements and accompanying notes included elsewhere in this Form 10-K. A more detailed discussion and analysis of the factors affecting our financial condition and operating results is presented in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Form 10-K.

	Years ended December 31,
Operating Results (Amounts in thousands)	2009	2008	2007	2006 (1)	2005(2)
Interest income	$478,712	$405,383	$307,924	$257,311	$176,544
Interest expense	153,728	214,988	180,886	139,837	80,144

Net interest income	324,984	190,395	127,038	117,474	96,400
Provision for loan and covered asset losses	199,419	189,579	16,934	6,836	6,538
Non-interest income	65,074	40,806	25,926	23,536	18,511
Net securities gains (losses)	7,381	510	348	(374)	499
Losses on early extinguishment of debt	(985)	—	—	—	—
Non-interest expense	247,415	196,125	122,409	79,066	62,686

(Loss) income before income taxes	(50,380)	(153,993)	13,969	54,734	46,186
Income tax (benefit) provision	(20,564)	(61,357)	2,471	16,558	14,965

Net (loss) income	(29,816)	(92,636)	11,498	38,176	31,221
Net income attributable to noncontrolling interests	247	309	363	330	307

Net (loss) income attributable to controlling interests	(30,063)	(92,945)	11,135	37,846	30,914
Preferred stock dividend and discount accretion	12,443	546	107	—	—

Net (loss) income available to common stockholders	$(42,506)	$(93,491)	$11,028	$37,846	$30,914

Weighted-average shares outstanding	44,516	29,553	21,572	20,630	20,202
Weighted-average diluted shares outstanding	44,516	29,553	22,286	21,494	21,138
Per Share Data
Basic (loss) earnings per share	$(0.95)	$(3.16)	$0.50	$1.83	$1.53
Diluted (loss) earnings per share	(0.95)	(3.16)	0.49	1.76	1.46
Cash dividends declared	0.04	0.30	0.30	0.24	0.18
Book value at year end	13.99	16.31	16.42	13.83	11.64
Market price at year end	8.97	32.46	32.65	41.63	35.57
Performance Ratios
Return on average common equity	-4.71%	-18.71%	3.50%	15.45%	14.33%
Return on average assets	-0.27%	-1.25%	0.25%	1.02%	1.04%
Net interest margin - tax-equivalent (3)	3.06%	2.73%	3.14%	3.46%	3.57%
Efficiency ratio (3)	61.84%	83.26%	77.68%	54.45%	52.37%
Dividend payout ratio	-4.19%	-9.48%	60.00%	13.08%	11.76%
	As of December 31,
Balance Sheet Highlights (Amounts in thousands)	2009	2008	2007	2006	2005
Total assets	$12,059,433	$10,040,537	$4,989,473	$4,264,424	$3,500,341
Loans, excluding covered assets	9,073,474	8,036,807	4,177,795	3,499,988	2,608,067
Deposits	9,918,763	7,996,456	3,761,138	3,551,013	2,823,382
Long-term debt	533,023	618,793	386,783	201,788	220,030
Stockholders’ equity	1,235,616	605,566	501,972	297,124	238,629

	As of December 31,
	2009	2008	2007	2006	2005
Financial Ratios
Allowance for loan losses as a percent of loans	2.44%	1.40%	1.17%	1.09%	1.13%
Tier 1 capital to risk-weighted assets	12.29%	7.24%	11.42%	8.06%	8.61%
Total capital to risk-weighted assets	14.65%	10.32%	14.23%	10.36%	10.65%
Tier 1 leverage to average assets	11.17%	7.17%	10.96%	7.51%	7.18%
Tangible equity to tangible assets	9.40%	5.07%	8.22%	4.73%	4.96%
Tangible common equity to tangible assets(4)	7.41%	4.49%	7.39%	4.73%	4.96%
Average equity to average assets	10.23%	7.41%	7.16%	6.63%	7.22%
	Years ended December 31,
	2009	2008	2007	2006(1)	2005(2)
Selected Information (Dollars in thousands)
Client deposits(5)	$9,332,352	$6,020,646	$3,220,464	$2,961,690	$2,236,778
Assets under management	$3,983,623	$3,261,061	$3,361,171	$2,902,205	$2,436,766
Full-time equivalent employees	1,040	773	597	471	386
Banking offices	38	23	20	18	13

(1)	Results for 2006 include the acquisition of Piedmont Bancshares, Inc. on December 13, 2006.
(2)	Results for 2005 include the acquisition of Bloomfield Hills Bancorp, Inc. on June 20, 2005.
(3)	Refer to Table 1 of Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K for reconciliation of the effect of the tax-equivalent adjustment.
(4)

Computed as tangible common equity divided by tangible assets, where tangible common equity equals total equity less preferred stock, goodwill and other intangible assets and tangible assets equals total assets less goodwill and other intangible assets. This is a non-U.S. GAAP financial measure.

(5)	Total deposits net of traditional brokered deposits and non-client CDARS®.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion and analysis is intended to address the significant factors affecting our Consolidated Statements of Income for the years 2007 through 2009 and Consolidated Statements of Financial Condition as of December 31, 2008 and 2009. When we use the terms “PrivateBancorp,” the “Company,” “we,” “us,” and “our,” we mean PrivateBancorp, Inc. and its consolidated subsidiaries. When we use the term the “the Banks,” we are referring to our wholly owned banking subsidiaries, The PrivateBank brand. The discussion is designed to provide stockholders with a comprehensive review of our operating results and financial condition and should be read in conjunction with the consolidated financial statements, accompanying notes thereto, and other financial information presented in this Form 10-K.

Unless otherwise stated, all earnings per share data included in this section and through the remainder of this discussion are presented on a diluted basis.

OVERVIEW

Our operating results during 2009 continued to be negatively impacted by the effect of the weak economy on our borrowers, especially in the residential and commercial real estate sectors. This weakness has resulted in continued stress in our loan portfolio, and required us to recognize a provision for loan and covered asset losses of $199.4 million and to charge-off $101.3 million in loans during 2009.

Despite the difficult operating and credit environment we experienced strong growth in both loans and deposits as well as in our operating profit. Continued growth in client relationship resulted in increased fee revenue and additional opportunities to cross-sell our enhanced products and services, including in our capital markets and treasury management areas. We believe continued growth in client relationships should lead to higher net revenue and deposits and continued improvement in our net interest margin. Throughout the year we strengthened our credit risk management process, focusing on enhanced asset quality management, and in the fourth quarter we redeployed a number of our bankers to leverage their specific industry expertise to deal with the challenges in our credit portfolio.

Key factors affecting our operating results for 2009 include the following:

•	Net charge-offs totaled $89.9 million compared to $125.8 million in 2008.

•

The allowance for loan losses was $221.7 million at December 31, 2009, or 2.44% of total loans, compared with $112.7 million, or 1.40% of total loans, at December 31, 2008; the loan loss allowance as a percentage of nonperforming loans was 56% at December 31, 2009 compared to 85% at December 31, 2008.

•	Nonperforming loans to total loans were 4.36% at December 31, 2009, compared to 1.64% at December 31, 2008.

•	Other real estate owned totaled $41.5 million at year end 2009 compared to $23.8 million at the end of 2008, comprised of 259 properties.

•	Net interest income was $325.0 million compared to $190.4 million for 2008, an increase of 71%.

•

Non-interest income increased 73%, to $71.5 million, compared to $41.3 million in 2008, primarily as a result of an increase in fee revenue from the expansion of our products and services offered through the treasury management and capital markets groups as well as a significant increase in mortgage banking income.

•	Our loan portfolio increased 13%, or $1.0 billion, resulting in a significant increase in interest income and growth to $12.1 billion in assets.

•	Client deposits grew to $9.3 billion, an increase of 55%, reducing our reliance on more expensive wholesale funding sources; total brokered deposits decreased 41% from year end 2008.

•	Fee income grew to $65.1 million as a result of the expansion of our treasury management, capital markets, and letter of credit services.

•	Net revenue grew 70% over 2008 to $400.1 million; operating profit increased 287% to $152.7 million, up from $39.4 million in 2008.

•

Net interest margin increased to 3.06% for 2009 compared to 2.73% in 2008 primarily due to growth in client deposits and a 165 basis point decrease in the cost of funds, which was only partially offset by a 126 basis point reduction in the yield on earning assets year-over-year.

•	Our efficiency ratio improved to 61.8% for 2009, compared to 83.3% for 2008.

•

We raised a total of approximately $411 million, after deducting underwriting commissions but before offering expenses, in new equity capital during 2009, resulting in a ratio of tangible common equity to tangible assets of 7.41% at December 31, 2009.

In the third quarter of 2009, The PrivateBank - Chicago, acquired approximately $843 million in assets, including $181 million in investments and $592 million in loans, and assumed $791 million in liabilities including $767 million in non-brokered deposits and $24 million in Federal Home Loan Bank (“FHLB”) advances of the former Founders Bank (“Founders”) from the FDIC in an FDIC-assisted transaction. The PrivateBank - Chicago and the FDIC entered into a loss sharing agreement regarding future losses incurred on loans and foreclosed loan collateral existing at closing. Under the terms of the loss-sharing agreements, the FDIC generally will assume 80% of the first $173 million of credit losses and 95% of the credit losses in excess of $173 million. We believe the transaction provides us a strong platform upon which to build our new Community Banking line of business, including additional opportunities to cross-sell our products and services and generate new core funding. Refer to Note 3 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K for additional information regarding this transaction.

For financial information regarding our business segments, which include Banking, The PrivateWealth Group and Holding Company Activities, see “Operating Segments Results” and Note 21 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.

RESULTS OF OPERATIONS

The profitability of our operations depends on our net interest income, provision for loan and covered asset losses, non-interest income, and non-interest expense. Net interest income is dependent on the amount of and yields earned on, interest-earning assets as compared to the amount of and rates paid on, interest-bearing liabilities. Net interest income is sensitive to changes in market rates of interest as well as to the execution of our asset/liability management strategy. The provision for loan and covered asset losses is primarily affected by changes in the loan portfolio, management’s assessment of the collectability of the loan portfolio, loss experience, as well as economic and market factors. Non-interest income consists primarily of fee revenue from The PrivateWealth Group, capital market product income, treasury management fees, mortgage banking income, bank owned life insurance and fees for ancillary banking services. Net securities gains/losses and net gains/losses on interest rate swaps, if any, are also included in non-interest income.

Net Income

Our net loss available to common stockholders for the year ended December 31, 2009 was $42.5 million, or $0.95 per diluted share, compared to a net loss of $93.5 million, or $3.16 per diluted share, for the year ended December 31, 2008, and net income of $11.0 million, or $0.49 per diluted share, for the year ended December 31, 2007. The net loss for the year ended December 31, 2009 compared to the prior year is primarily due to higher non-interest expenses and the preferred stock dividend paid at the holding company, continued high levels of provision for loan and covered asset losses of $199.4 million, offset by 71% growth in net interest income and fee revenue from new capital markets and treasury management product offerings and banking and other services income. During the year, we charged-off $101.3 million in non-performing loans.

Net Interest Income

Net interest income is the primary source of our revenue. Net interest income is the difference between interest income on interest-earning assets, such as loans and investment securities, and the interest expense on interest-bearing deposits and other borrowings used to fund interest-earning and other assets or activities. Net interest income is affected by changes in interest rates and by the amount and composition of earning assets and interest-bearing liabilities, as well as the sensitivity of the balance sheet to changes in interest rates, including characteristics such as the fixed or variable nature of the financial instruments, contractual maturities, repricing frequencies, and the use of interest rate swaps and caps.

Interest rate spread and net interest margin are utilized to measure and explain changes in net interest income. Interest rate spread is the difference between the yield on earning assets and the rate paid for interest-bearing liabilities that fund those assets. The net interest margin is expressed as the percentage of net interest income to average earning assets. The net interest margin exceeds the interest rate spread because noninterest-bearing sources of funds, principally noninterest-bearing demand deposits and stockholders’ equity, also support earning assets. To compare tax-exempt asset yields to taxable yields, the yield on tax-exempt investment securities is computed on a taxable equivalent basis. Net interest income, interest rate spread, and net interest margin are discussed on a taxable equivalent basis.

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

Table 1

Effect of Tax-Equivalent Adjustment

(Amounts in thousands)

	Years Ended December 31,			% Change
	2009	2008	2007	2009-2008	2008-2007
Net interest income (U.S. GAAP)	$324,984	$190,395	$127,038	70.7	49.9
Tax-equivalent adjustment	3,612	3,857	4,274	(6.4)	(9.8)

Tax-equivalent net interest income	$328,596	$194,252	$131,312	69.2	47.9

Table 2 provides average balances of earning assets and interest-bearing liabilities, the associated interest income and expense, and the corresponding interest rates earned and paid, as well as net interest income, interest rate spread, and net interest margin on a taxable equivalent basis for the three years ended December 31, 2009. The table also presents the trend in net interest margin on a quarterly basis for 2009 and 2008, including the tax-equivalent yields on interest-earning assets and rates paid on interest-bearing liabilities.

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

2009 Compared to 2008

Net interest income on a tax-equivalent basis was $328.6 million for the year ended December 31, 2009, compared to $194.3 million for 2008, an increase of 69%. The volume of assets and liabilities and the corresponding rates earned and paid affect net interest income. The increase in net interest income for 2009 is primarily attributable to substantial growth in interest-earning assets. Average interest-earning assets for 2009 were $10.7 billion compared to $7.1 billion for 2008, an increase of 51%. Our net interest margin on a tax-equivalent basis increased to 3.06% for the year ended December 31, 2009 compared to 2.73% for the prior year primarily due to a 165 basis point decrease in the cost of funds, which was only partially offset by a 126 basis point reduction in the yield on earning assets year-over-year. Our balance sheet is structured such that our interest bearing liabilities reprice more slowly than our interest earning assets as interest rates change. Throughout 2009, the Prime rate of interest did not fall as it did during 2008 and short term LIBOR rates fell less and more slowly than during 2008. Therefore, during 2009 we were able to reprice our interest bearing liabilities such that the level of reductions outpaced those on our interest earning assets. Additionally, during 2009 our continued growth of client deposits allowed us to reposition our funding mix away from more costly wholesale funding, further benefiting our net interest margin. Non-interest bearing funds impact net interest margin since they represent non-interest bearing sources of funds that are deployed to fund interest bearing assets. Non-interest bearing funds positively impacted net interest margin by 33 basis points for 2009 and 39 basis points for 2008. Net interest margin increased during 2009 initially due to rates falling on our interest bearing liabilities more quickly than the yields on our interest earning assets. During the second half of the year, net interest margin was further benefited by the inclusion of favorably priced interest-earning assets, acquired as a result of the Founders transaction.

However, our net interest margin was negatively impacted by the increase in non-performing assets during the year, which grew to $436.9 million at December 31, 2009 from $155.7 million at December 31, 2008.

2008 Compared to 2007

Net interest income on a tax-equivalent basis was $194.3 million for the year ended December 31, 2008, compared to $131.3 million for 2007, an increase of 48%. The increase in net interest income for 2008 is primarily attributable to substantial growth in interest-earning assets. Average interest-earning assets for 2008 were $7.1 billion compared to $4.2 billion for 2007, an increase of 70%. Our net interest margin on a tax-equivalent basis declined to 2.73% for the year ended December 31, 2008 compared to 3.14% for the prior year primarily due to a 172 basis point decrease in the yield on earning assets year over year, which was only partially offset by a 137 basis point reduction in the cost of funds over the same period. Non-interest bearing funds positively impacted net interest margin by 39 basis points for 2008 and 45 basis points for 2007. Net interest margin declined throughout 2008 due to continued decreases in the prime and LIBOR rates of interest as our interest earning assets re-priced more quickly than our interest-bearing deposits.

Our net interest margin was further negatively impacted by the increase in non-performing assets during the year, which grew to $155.7 million at December 31, 2008 from $48.3 million at December 31, 2007.

We continue to use multiple interest rate scenarios to rigorously assess the direction and magnitude of changes in interest rates and their impact on net interest income. A description and analysis of our market risk and interest rate sensitivity profile and management policies is included in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of this Form 10-K.

Table 2

Net Interest Income and Margin Analysis

(Dollars in thousands)

	2009			2008			2007
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)
Assets:
Federal funds sold and other short-term investments	$205,104	$1,112	0.54	$46,921	$1,145	2.44	$13,774	$1,011	7.34
Securities:
Taxable	1,293,857	58,663	4.53	596,047	28,657	4.81	289,862	14,584	5.03
Tax-exempt (1)	163,375	10,719	6.56	184,750	12,334	6.68	197,725	13,624	6.89

Total securities	1,457,232	69,382	4.76	780,797	40,991	5.25	487,587	28,208	5.79

Loans, excluding covered assets:
Commercial, construction and commercial real-estate	7,838,153	345,946	4.41	5,532,740	325,386	5.88	3,082,054	241,257	7.83
Residential	463,493	18,170	3.92	311,806	18,513	5.94	263,711	15,933	6.04
Pesonal	514,599	19,995	3.89	439,116	23,205	5.28	333,053	25,789	7.74

Total loans, excluding covered assets(2)	8,816,245	384,111	4.36	6,283,662	367,104	5.84	3,678,818	282,979	7.69

Covered assets(3)	261,538	27,719	10.60	—	—	—	—	—	—

Total interest-earning assets (1)	10,740,119	482,324	4.49	7,111,380	409,240	5.75	4,180,179	312,198	7.47

Cash and due from banks	161,513			86,460			73,581
Allowance for loan losses	(145,179)			(77,100)			(40,453)
Other assets	463,571			308,472			233,046

Total assets	$11,220,024			$7,429,212			$4,446,353

Liabilities and Stockholders’ Equity:
Interest-bearing demand deposits	$492,466	2,646	0.54	$160,826	1,515	0.94	$141,141	1,959	1.39
Savings deposits	76,785	598	0.78	15,688	242	1.54	12,708	241	1.90
Money market accounts	3,391,521	29,037	0.86	2,098,695	48,638	2.32	1,528,973	68,205	4.46
Time deposits	1,657,781	35,397	2.14	1,460,222	54,705	3.75	1,058,976	54,565	5.15
Brokered deposits	1,820,613	43,938	2.41	1,807,199	71,611	3.96	561,412	29,075	5.18

Total interest-bearing deposits	7,439,166	111,616	1.50	5,542,630	176,711	3.19	3,303,210	154,045	4.66
Short-term borrowings	673,071	8,094	1.20	344,893	12,787	3.71	154,012	9,558	6.21
Long-term debt	611,866	34,018	5.56	419,285	25,490	6.08	328,005	17,283	5.27

Total interest-bearing liabilities	8,724,103	153,728	1.76	6,306,808	214,988	3.41	3,785,227	180,886	4.78

Non-interest bearing demand deposits	1,236,053			481,340			312,217
Other liabilities	111,826			90,431			30,371
Stockholders’ equity	1,148,042			550,633			318,538

Total liabilities and stockholders’ equity	$11,220,024			$7,429,212			$4,446,353

Net interest spread			2.73			2.34			2.69
Effect of non-interest bearing funds			0.33			0.39			0.45
Net interest income/margin (1)		$328,596	3.06		$194,252	2.73		$131,312	3.14

Quarterly Net Interest Margin Trend

	2009				2008
	Fourth	Third	Second	First	Fourth	Third	Second	First
Yield on interest-earning assets	4.63%	4.39%	4.49%	4.58%	5.30%	5.58%	5.84%	6.53%
Rates paid on interest-bearing liabilities	1.47%	1.61%	1.81%	2.19%	3.01%	3.27%	3.47%	4.12%
Net interest margin (1)	3.48%	3.09%	2.99%	2.68%	2.62%	2.70%	2.75%	2.88%

(1)	Interest income and yields are presented on a tax-equivalent basis, assuming a federal income tax rate of 35%. See Table 1 for a reconciliation of the effect of the tax-equivalent adjustment.
(2)

Average loans on a nonaccrual basis for the recognition of interest income totaled $246.5 million for 2009, $71.3 million as for 2008, and $18.7 million for 2007 and are included in loans for purposes of this analysis. The interest foregone on these loans was approximately $11.2 million for the year ended December 31, 2009, $4.1 million for 2008 and $1.4 million for 2007.

(3)	Covered assets represent assets acquired from the FDIC subject to a loss share agreement and are presented separately on the Consolidated Statements of Condition.

Table 3

Changes in Net Interest Income Applicable to Volumes and Interest Rates (1)

(Dollars in thousands)

	2009 compared to 2008			2008 compared to 2007
	Volume	Rate	Total	Volume	Rate	Total
Federal funds sold and other short-term investments	$1,421	$(1,454)	$(33)	$1,162	$(1,028)	$134
Securities:
Taxable	31,727	(1,721)	30,006	14,749	(676)	14,073
Tax-exempt (2)	(1,405)	(210)	(1,615)	(875)	(415)	(1,290)

Total securities	30,322	(1,931)	28,391	13,874	(1,091)	12,783

Loans, excluding covered assets:
Commercial, Construction and Commercial real-estate	114,424	(93,864)	20,560	155,493	(71,364)	84,129
Residential	7,204	(7,547)	(343)	2,860	(280)	2,580
Personal	3,573	(6,783)	(3,210)	6,907	(9,491)	(2,584)

Total loans, excluding covered assets(3)	125,201	(108,194)	17,007	165,260	(81,135)	84,125

Covered assets(3)	27,719	—	27,719	—	—	—

Total interest-earning assets (2)	184,663	(111,579)	73,084	180,296	(83,254)	97,042

Interest-bearing demand deposits	2,013	(882)	1,131	246	(690)	(444)
Savings deposits	529	(173)	356	51	(50)	1
Money market accounts	20,626	(40,226)	(19,600)	20,081	(39,648)	(19,567)
Time deposits	6,639	(25,947)	(19,308)	17,395	(17,255)	140
Brokered deposits	528	(28,202)	(27,674)	50,816	(8,280)	42,536

Total interest-bearing deposits	30,335	(95,430)	(65,095)	88,589	(65,923)	22,666
Short-term borrowings	7,359	(12,052)	(4,693)	8,246	(5,017)	3,229
Long-term debt	10,864	(2,336)	8,528	5,286	2,921	8,207

Total interest expense	48,558	(109,818)	(61,260)	102,121	(68,019)	34,102

Net interest income (2)	$136,105	$(1,761)	$134,344	$78,175	$(15,235)	$62,940

(1)	For purposes of this table, changes which are not due solely to volume changes or rate changes are allocated to such categories in proportion to the absolute amounts of the change in each.
(2)	Interest income is presented on a tax-equivalent basis, assuming a federal income tax rate of 35%. See Table 1 for a reconciliation of the effect of the tax-equivalent adjustment.
(3)	Covered assets represent assets acquired from the FDIC subject to a loss share agreement and are presented separately on the Consolidated Statements of Condition.

As shown in Tables 2 and 3, tax-equivalent net interest income in 2009 increased $134.3 million compared to 2008. This was the result of both an increase in interest income and a decrease in interest expense. The increase in interest earning assets increased tax-equivalent interest income by $184.7 million, while a decline in the average rate earned on interest-earning assets reduced interest income by $111.6 million. The increase in interest-bearing liabilities increased interest expense by $48.6 million, but the shift to lower costing money market accounts and the overall decrease in the average rate paid on interest-bearing liabilities decreased interest expense by $109.8 million.

Provision for Loan and Covered Asset Losses

The provision for loan and covered asset losses consists of two components; (1) provision for loan losses associated with our originated loan portfolio, and (2) provision for covered asset losses associated with assets acquired in the FDIC-assisted acquisition of Founders that are covered by a loss share agreement.

Provision for loan losses

The provision for loan losses is predominantly a function of our reserving methodology and judgments as to other qualitative and quantitative factors used to determine the appropriate level of the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable and reasonably estimable losses in the existing loan portfolio. Our methodology focuses on changes in the size and character of the loan portfolio, changes in levels of impaired and other nonperforming loans, historical losses and delinquencies on each portfolio category, the risk inherent in specific loans, concentrations of loans to specific borrowers or industries, existing economic conditions, the fair value of underlying collateral, and other factors which could affect potential credit losses

The provision for loan losses totaled $198.9 million in 2009 compared to $189.6 million in 2008 and $16.9 million in 2007. The increase in 2009 was primarily due to loan growth of 13% during the year, and net-charge-offs of $89.9 million in 2009 compared to $125.8 million in 2008 and $6.1 million in 2007. Net charge-offs in 2009 were largely driven by the continued deterioration in commercial real estate market conditions in all of our key lending markets we operate in. For further analysis and information on how we determine the appropriate level for the allowance for loan losses and the factors on which provisions are based, see the “Credit Quality Management and Allowance for Loan Losses” section.

Provision for covered asset losses

During fourth quarter 2009, a $2.8 million allowance for covered asset losses was established related to the loans purchased under the Founders’ loss share agreement and reflected a decline in expected cashflows since the date of acquisition of such loans. The provision for covered asset losses totaled $553,000 in 2009, representing the 20% non-reimbursable portion of the loss share agreement.

Non-interest Income

Non-interest income is derived from a number of sources related to our banking, capital markets, treasury management and wealth management businesses. Table 4 presents these multiple sources of additional revenue.

Table 4

Non-interest Income Analysis

(Dollars in thousands)

	Years ended December 31,			% Change
	2009	2008	2007	2009-2008	2008-2007
The PrivateWealth Group	$15,459	$16,968	$16,188	(8.9)	4.8
Mortgage banking	8,930	4,158	4,528	114.8	(8.2)
Capital markets products	17,150	11,049	—	55.2	n/m
Treasury management	10,148	2,369	950	328.4	149.4
Bank owned life insurance (“BOLI”) (1)	1,728	1,809	1,656	(4.5)	9.2
Banking and other services (2)	11,659	4,453	2,604	161.8	71.0

Subtotal fee revenue	65,074	40,806	25,926	59.5	57.4
Net securities gains	7,381	510	348	n/m	46.6
Early extinguishment of debt	(985)	—	—	n/m	—

Total non-interest income	$71,470	$41,316	$26,274	73.0	57.3

n/m	Not meaningful
(1)

BOLI income represents the increase in cash surrender value (“CSV”) of the policies, net of any premiums paid. The increase in CSV is attributable to earnings credited to the policies, based on investments made by the insurer. The tax-equivalent yield on the BOLI was 5.95% at December 31, 2009, 6.18% at December 31, 2008, and 5.88% at December 31, 2007. For a further discussion of our investment in BOLI, see Note 1 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.

(2)	Banking and other services income for the year ended December 31, 2009 includes $4.2 million net loss on sale of loans.

2009 Compared to 2008

During 2009 we continued to seek ways to increase and diversify the sources of our non-interest income. Our total non-interest income increased 73%, to $71.5 million for the year ended December 31, 2009 compared to $41.3 million for the year ended December 31, 2008. The increase in non-interest income during 2009 was due to the contribution of our expanded products and services (which were expanded in the past year) offered through the treasury management group, new product offerings contributing to increased banking and other services income, increased revenue from capital markets products, and a significant increase in mortgage banking income.

Capital markets income was $17.2 million for the year ended December 31, 2009, a 55% increase from $11.0 million for the year ended December 31, 2008. The 2009 income includes an $838,000 favorable movement in the credit valuation adjustment (“CVA”). The CVA represents the credit component of fair value with regard to both client-based trades and the related matched trades with interbank dealer counterparties. Capital markets revenue is sensitive to the pace of loan growth, a steepened LIBOR curve and our clients’ interest rate expectations. Also, low short term interest rates have accelerated the yield protection trend of embedding floors in loans, resulting in fewer derivatives cross sell opportunities.

We continue to enhance our treasury management capabilities and now provide all aspects of receivables and payables services in addition to online banking and reporting. We offer remote capture, liquidity management, and lockbox services to meet our clients’ needs and drive non-interest and interest-bearing deposits to the Banks. Treasury management income was $10.1 million for the year ended December 31, 2009, an increase from $2.4 million for the year ended December 31, 2008. This increase is attributable to growth in delivery of services to new and existing clients and increased penetration in our clients’ transaction-based activities.

Mortgage banking income was $8.9 million for the year ended December 31, 2009, an increase from $4.2 million for the year ended December 31, 2008. Mortgage banking income increased over the prior period due to the low interest rate environment, which continues to stimulate market demand for refinancing and a higher volume of loans sold.

The PrivateWealth Group’s fee revenue was $15.5 million for the year ended December 31, 2009, a decrease from $17.0 million for the year ended December 31, 2008. The PrivateWealth Group’s assets under management (which includes investment management, trust and custodial accounts) were $4.0 billion at December 31, 2009, an increase from $3.3 billion at December 31, 2008. The decrease in revenue year-over-year is due to lower asset values during the first half of 2009 and a higher allocation of assets to non-fee producing cash equivalents and an increase in lower-fee producing client relationships during 2009 compared to 2008.

Banking and other services income increased approximately 162% to $11.7 million for the year ended December 31, 2009 compared to $4.5 million for the year ended December 31, 2008. The increase from the prior year period is primarily due to fees related to increased product offerings such as syndication fees, unused commitment fees and an increase in letters of credit fees.

Non-interest income in 2009 includes net investment securities gains of $7.4 million compared to net gains of $510,000 in the prior year period. The increase in securities gains was primarily due to sales of U.S. Treasury securities made during the second quarter of 2009.

2008 Compared to 2007

Non-interest income increased 57%, to $41.3 million for the year ended December 31, 2008 compared to $26.3 million for the year ended December 31, 2007. Of the $15.0 million increase in non-interest income during 2008, approximately 83% was due to the robust growth in fee income from our treasury management and capital markets groups. During 2008, we enhanced or introduced a variety of new products and services including capital markets products, lockbox, control disbursement, virtual vault, interest-rate swaps, and foreign exchange services. Capital markets income was $11.0 million for the year ended December 31, 2008. Treasury management income was $2.4 million for the year ended December 31, 2008, an increase from $950,000 for the year ended December 31, 2007.

The PrivateWealth Group fee revenue was $17.0 million for the year ended December 31, 2008, an increase from $16.2 million for the year ended December 31, 2007. The year over year increase in The PrivateWealth Group fee revenue was due to earnings on higher asset values prior to the significant decline in the debt and equity markets during fourth quarter 2008 and continued implementation of higher fees structures for certain client relationships. The PrivateWealth Group assets under management were $3.3 billion at December 31, 2008, a slight decrease from $3.4 billion at December 31, 2007, with new business nearly offset by cash transfers to the Banks’ CDARS® program and lower market values due to declining debt and equity markets.

Banking and other services income increased approximately 71% to $4.5 million for the year ended December 31, 2008 compared to $2.6 million for the year ended December 31, 2007. The increase from the prior year period is primarily due to an increase in letters of credit fees.

Non-interest income in 2008 includes net investment securities gains of $510,000 compared to net gains of $348,000 in the prior year period. The increase in securities gains in 2008 was due to gains realized in selective repositioning of the investment portfolio.

Non-interest Expense

Table 5

Non-interest Expense Analysis

(Amounts in thousands)

	Years ended December 31,			% Change
	2009	2008	2007	2009-2008	2008-2007
Compensation expense:
Salaries and wages	$73,533	$57,643	$37,111	27.6	55.3
Share-based payment costs	20,696	18,767	8,449	10.3	122.1
Incentive compensation, retirement costs and other employee benefits	29,424	40,268	25,659	(26.9)	56.9

Total compensation expense	123,653	116,678	71,219	6.0	63.8
Net occupancy expense	26,170	17,098	13,204	53.1	29.5
Technology and related costs	10,599	6,310	4,206	68.0	50.0
Marketing	9,843	10,425	6,099	(5.6)	70.9
Professional services	16,327	13,954	11,876	17.0	17.5
Investment manager expenses	2,322	3,299	3,432	(29.6)	(3.9)
Net foreclosed property expense	5,675	6,217	2,229	(8.7)	178.9
Supplies and printing	1,465	1,627	1,084	(10.0)	50.1
Postage, telephone, and delivery	3,060	2,226	1,706	37.5	30.5
Insurance	22,607	7,408	1,937	205.2	282.4
Amortization of intangibles	1,737	1,164	966	49.2	20.5
Loan and collection expense	9,617	3,023	1,823	218.1	65.8
Other expenses	14,340	6,696	2,628	114.2	154.8

Total non-interest expense	$247,415	$196,125	$122,409	26.2	60.2

Full-time equivalent (“FTE”) employees	1,040	773	597

Operating efficiency ratios:
Non-interest expense to average assets	2.21%	2.63%	2.75%
Net overhead ratio (1)	1.57%	2.08%	2.16%
Efficiency ratio(2)	61.84%	83.26%	77.68%

(1)	Computed as non-interest expense less non-interest income divided by average total assets.
(2)

Computed as non-interest expense divided by the sum of net interest income on a tax equivalent basis and non-interest income. See Table 1 for a reconciliation of the effect of the tax-equivalent adjustment to net interest income.

2009 Compared to 2008

Our revenue growth continues to outpace growth in our expenses and we continue to actively run our business to maintain tight cost control and expense management while still making the necessary investments needed to operate our business. Our efficiency ratio (non-interest expense as a percentage of tax-equivalent net interest income plus total non-interest income) was 61.8% for the year ended December 31, 2009, compared to 83.3% for the year ended December 31, 2008. This ratio indicates that during 2009 we spent $0.62 to generate each dollar of revenue, compared to $0.83 in 2008.

Non-interest expense increased $51.3 million, or 26%, to $247.4 million for the year ended December 31, 2009 compared to $196.1 million for the prior year period. The increase represents continued investment in our strategic development throughout the year and a combined increase in net occupancy expense, technology costs, loan and collection expenses, and significantly higher insurance costs. The increase over the prior year is also due to the ongoing and defined transaction integration costs attributable to the Founders transaction.

Compensation expense increased 6% to $123.7 million in 2009, compared to $116.7 million in 2008, due to the 35% increase in full-time equivalent (“FTE”) employees from 773 FTEs at year end 2008 to 1,040 FTEs at December 31, 2009. The increase in FTEs is primarily associated with the addition of 225 employees from the former Founders Bank. The 2009 increase was partially offset by a $13.4 million net reduction in our annual cash incentive plans (“CIP”) compared to full year 2008. Our principal CIP is primarily based on the Company’s earning performance and due to its net loss in 2009, the plan did not provide for incentive compensation payment to employees other than to associate managing directors, certain officers and staff. CIP accruals for Management (those above an associate managing director title) recorded in the first half of 2009 were reversed in the third quarter, with no additional accruals recorded in the fourth quarter of 2009.

The 53% increase in occupancy expense during 2009 to $26.2 million, compared to $17.1 million in 2008, reflects the investments we have made in growing our office space to accommodate our larger downtown Chicago team and ten additional offices acquired as a result of the Founders transaction.

Technology and related costs, which include fees paid for information technology services and support, increased 68% to $10.6 million in 2009, compared to $6.3 million for the year ended December 31, 2008. Technology and related costs increased during 2009 due to increased operational costs and investment in technology to support our expanded products and services as a result of our growth and the Founders integration costs.

Professional fees, which include fees paid for legal, accounting, consulting, and information systems consulting services, increased 17% to $16.3 million for the year ended December 31, 2009, from $14.0 million for 2008. The increase is primarily due to costs associated with the execution of the Founders transaction and subsequent integration activities.

Insurance expense increased by $15.2 million to $22.6 million at December 31, 2009 from $7.4 million at December 31, 2008. The increase in insurance expense is primarily due to an increase in FDIC insurance premiums caused by increased rates, special assessments totaling $5.1 million in the second quarter 2009, and a 24% increase in deposit balances during 2009. The magnitude of this expense is determined by deposit levels and the premiums imposed by the FDIC, which remain subject to change and are dependent in part on the banks’ safety and soundness rating by the FDIC.

Loan and collection expense increased 218% to $9.6 million at December 31, 2009 from $3.0 million at December 31, 2008. The $6.6 million increase is due to costs associated with nonperforming loan review, monitoring and workout activity.

Other expenses increased 114% to $14.3 million for the year ended December 31, 2009 from $6.7 million for 2008. Other expense includes various categories such as bank charges, costs associated with the CDARS® product offering, education related costs, subscriptions, and miscellaneous losses and expenses. The $7.6 million increase is largely attributable to higher CDARS® fee expense correlated to the growth in this deposit category, increased fees paid to third party service providers used on a recurring basis, and restructuring charges.

2008 Compared to 2007

Non-interest expense increased $73.7 million, or 60%, to $196.1 million for the year ended December 31, 2008 compared to $122.4 million 2007 with increases in all major categories of non-interest expense representing significant investment during 2008 in our people and our infrastructure to implement and support our growth.

Due to the increase of 176 FTEs, or 30% from year end 2007 of 597 FTEs, compensation expense increased 64% to $116.7 million in 2008, compared to $71.2 million in 2007. The increase in FTEs is directly associated with the implementation of our strategic growth plan and our investment in attracting and retaining the highest quality human capital as a cornerstone of that plan. This resulted in greater base salary costs and attendant payroll taxes and medical program costs, sign-on and annual bonuses and, most significantly, share-based compensation expense, a majority of which were incurred in connection with the transformational equity awards issued in fourth quarter 2007 and throughout 2008.

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

Technology and related costs increased 50% to $6.3 million in 2008, compared to $4.2 million for the year ended December 31, 2007. Technology and related costs increased during 2008 due to investment in technology company-wide and support for facility relocations and upgrading.

Marketing expense increased 71% to $10.4 million for the year ended December 31, 2008, compared to $6.1 million for the year ended December 31, 2007. The increase in marketing expense reflects an increase in marketing initiatives for client development, website upgrade, charitable contributions, and overall growth in our business development activities.

Professional fees increased 18% to $14.0 million for the year ended December 31, 2008, from $11.9 million for 2007. The increase is primarily due to higher legal and consulting fees to support various strategic initiatives including the rapid expansion of products and service offerings, infrastructure enhancements, hiring of key personnel and increased fees paid for external and internal audit services.

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

Other expenses and loan and collection expense increased 118% to $9.7 million for the year ended December 31, 2008 from $4.5 million for 2007. Other expense includes various categories such as bank charges, costs associated with the CDARS® product offering, education related costs, subscriptions, credit related costs and miscellaneous losses and expenses. The $5.2 million increase is largely attributable to higher CDARS® fee expense correlated to the growth in this deposit category, greater credit related costs associated with increased nonperforming loan activity and increased subscriptions and education costs to service 176 additional FTEs.

Our efficiency ratio, which measures the percentage of net revenue that is expended as non-interest expense, for the year ended December 31, 2008 increased to 83.3%, as compared to 77.7% for the year ended December 31, 2007. Our efficiency ratio during 2008 reflected the impact of the higher level of non-interest expenses associated with continued implementation of our plan throughout 2008, with revenue gains lagging in time as expected. On a tax-equivalent basis, this ratio indicates that during 2008 we spent $0.83 to generate each dollar of revenue, compared to $0.78 in 2007.

Income Taxes

Our provision for income taxes includes both federal and state income tax expense. An analysis of the provision for income taxes and the effective income tax rates for the periods 2007 through 2009 are detailed in Table 6.

Table 6

Income Tax Provision Analysis

(Dollars in thousands)

	Years ended December 31,
	2009	2008	2007
(Loss) income before income tax provision	$(50,380)	$(153,993)	$13,969
Income tax (benefit) provision	$(20,564)	$(61,357)	$2,471
Effective income tax rate	-40.8%	-39.8%	17.7%

The effective income tax rate varies from the statutory federal income tax rate of 35% principally due to state income taxes, the effects of tax-exempt earnings from municipal securities and bank-owned life insurance and non-deductible compensation and business expenses. The effective tax benefit rate was marginally greater in 2009 than in 2008 primarily because of the higher proportion of tax-exempt income, relative to the loss before income taxes. This was mitigated somewhat in 2009 by a proportionally higher amount of non-deductible compensation.

The relatively low effective income tax rate for 2007 is primarily the result of the high proportion of tax-exempt income relative to income before income taxes.

Realization of Deferred Tax Assets

Net deferred tax assets are included in other assets in the accompanying Consolidated Statements of Financial Condition.

As a result of the pre-tax losses incurred during 2008 and 2009, we are in a cumulative pre-tax loss position for financial statement purposes for the three-year period ended December 31, 2009. This represents significant negative evidence in the assessment of whether the deferred tax assets will be realized. However, we have concluded that based on the weight given to other positive evidence, it is more likely than not that the deferred tax asset will be realized.

In making this determination, we have considered the positive evidence associated with taxable income generated in 2009 and reversing taxable temporary differences in future periods. Most significantly, however, we have relied on our ability to generate future taxable income, exclusive of reversing temporary differences, over a relatively short time period.

Deferred tax assets at December 31, 2009 represent the aggregate of federal and state tax assets, although federal taxes represent the primary component of the balance. Future federal taxable income, exclusive of reversing temporary differences, of approximately $191.2 million is necessary in order to fully absorb the federal deferred tax assets at December 31, 2009.

The Company recorded a pre-tax loss for financial statement purposes in 2009. Various book-tax differences result in the Company being in a positive taxable income position for 2009. In assessing our prospects for generating future pre-tax book income, we considered a number of factors, including: (a) our success in achieving strong and growing operating income (pre-tax, pre-provision) results during 2009; (b) the concentration of credit losses in certain segments and vintages of our loan portfolio; and (c) our significant excess tangible capital position relative to “well capitalized” regulatory standards and other industry benchmarks. These factors support our expectation of higher pre-tax earnings in future periods. We believe this in turn should give rise to taxable income levels (exclusive of reversing temporary differences) that more likely than not would be sufficient to absorb the deferred tax assets over a short time period.

Operating Segments Results

We have three primary business segments: Banking (which includes our lines of business; Illinois Commercial and Specialty Banking, National Commercial Banking, Commercial Real Estate, Private Banking and Community Banking); The PrivateWealth Group; and Holding Company Activities. The PrivateBank Mortgage Company results are included in the Banking segment.

Banking

The profitability of each of our bank subsidiaries is primarily dependent on net interest income, provision for loan and covered asset losses, non-interest income and non-interest expense. Net income for the banking segment for the year ended December 31, 2009 was $4.2 million, a 107% increase from a net loss of $57.3 million for the year ended December 31, 2008. The increase in net income for the banking segment resulted primarily from an increase in both interest income and non-interest income, offset by a 33% increase in non-interest expense. The net loss for the banking segment for the year ended December 31, 2008 was $57.3 million, a decrease of 277% from net income of $32.4 million for the year ended December 31, 2007. Net interest income for the banking segment for the year ended December 31, 2009 increased to $347.1 million from $214.3 million in 2008 and from $142.4 million in 2007. Total loans for the banking segment increased by 13% to $9.1 billion at December 31, 2009 compared to $8.0 billion at December 31, 2008. Commercial loans, including commercial and industrial and owner-occupied commercial real estate loans, continue to be the fastest-growing segment of the loan portfolio and increased to $4.7 billion, or 51% of our total loans, from $4.0 billion, or 50% of total loans at December 31, 2008. Commercial real estate loans were 31% of our total loans at December 31, 2009, compared to 30% of total loans at December 31, 2008. Total deposits increased by 27% to $10.2 billion at December 31, 2009 from $8.0 billion at December 31, 2008. Growth in non-interest bearing demand deposits, money market deposits and interest-bearing deposits accounted for the majority of the deposit growth.

The PrivateWealth Group

The PrivateWealth Group segment includes investment management, personal trust and estate administration, custodial, escrow, retirement account management and brokerage services. The PrivateWealth Group’s assets under management grew to $4.0 billion at December 31, 2009 as compared to $3.3 billion at December 31, 2008, despite a volatile year for both the equity and fixed income markets. The growth was attributable to a combination of new business and market appreciation. The PrivateWealth Group’s fee revenue decreased to $15.5 million, or 9%, for the year ended December 31, 2009 compared to $17.0 million for the year ended December 31, 2008 and $16.2 million for the year ended December 31, 2007. The decline in fee revenue was primarily due to lower asset values during the first half of 2009 and higher levels of assets held in non-fee producing cash equivalents and lower-fee producing client relationships during the year. Net income for The PrivateWealth Group increased 21% to $1.7 million for the year ended December 31, 2009 from $1.4 million for the same period in 2008, and up from $1.5 million for the same period in 2007. The 2009 increase in net income is attributable to lower operating costs with an emphasis on expense control and a higher net interest credit attributable to cash balances held as deposits in the Banks.

For a number of our wealth management relationships, we utilize third-party investment managers, including Lodestar, in which The PrivateBank – Chicago has a 75% ownership position. Fees paid to third party investment managers decreased to $2.3 million for the year ended December 31, 2009, compared to $3.3 million for the year ended December 31, 2008 and $3.4 million for the same period in 2007. The 2009 decrease is generally attributable to a decline in total assets managed by third-party investment managers, with an increase in assets managed in mutual funds and exchange traded funds, as well as an increase in the portion of funds that are managed by fixed income managers rather than equity managers. Fees paid to Lodestar, which are eliminated in consolidation, totaled approximately $361,000 in 2009, compared to $434,000 in 2008 and $535,000 in 2007. Of our third-party investment managers, none individually managed more than 5% of total wealth management assets under management as of December 31, 2009.

Holding Company Activities

The Holding Company Activities segment consists of parent company only matters. The Holding Company’s most significant assets are its net investments in its two banking subsidiaries and its mortgage banking subsidiary. Holding Company activities are reflected primarily by interest expense on borrowings, operating expenses and common and preferred dividends. Recurring holding company operating expenses consist primarily of compensation (amortization of share-based compensation) and professional fees. The Holding Company segment reported a net loss available to common stockholders of $46.7 million for the year ended December 31, 2009, compared to a net loss of $35.9 million for the same period in 2008 and a net loss of $22.1 for 2007. The increase in the net loss year over year is primarily due to the payment of preferred stock dividends and an increase in non-interest expense.

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

Non-marketable equity investments include FHLB stock and other various equity securities. At December 31, 2009, our investment in FHLB stock was $22.8 million, compared to $23.7 million at December 31, 2008. Our FHLB stock holdings are necessary to qualify for FHLB advances, and we are monitoring the financial condition of the FHLBs in which we have an investment. At December 31, 2009, we held $6.6 million in other securities, which consist of equity investments to fund civic and community projects, some of which qualify for Community Reinvestment Act (“CRA”) purposes. During 2009, we recognized losses of $514,000 on our CRA-related investments.

We do not own any Freddie Mac or Fannie Mae preferred stock or sub-debt obligations, bank trust preferred securities, nor do we own any sub-prime mortgage-backed securities.

The following provides a valuation summary of our investment portfolio at the date indicated.

Table 7

Investment Securities Portfolio Valuation Summary

(Dollars in thousands)

	As of December 31, 2009			As of December 31, 2008			As of December 31, 2007
	Fair Value	Amortized Cost	% of Total	Fair Value	Amortized Cost	% of Total	Fair Value	Amortized Cost	% of Total
Available-for-Sale
U.S. Treasury securities	$16,970	$16,758	1.1	$127,670	$117,875	8.8	$1,014	$1,014	0.2
U.S. Agency securities	10,315	10,292	0.7	—	—	—	2,997	2,977	0.6
Collateralized mortgage obligations	176,364	168,974	11.0	267,115	263,393	18.4	251,995	250,836	46.8
Residential mortgage- backed securities	1,191,718	1,162,924	74.5	825,942	803,115	56.9	50,115	49,632	9.3
Corporate collateralized mortgage obligations	—	—	—	6,240	6,499	0.4	9,356	9,296	1.7
State and municipal securities	174,174	165,828	10.9	198,597	190,461	13.7	210,794	199,987	39.1

Total available-for-sale	1,569,541	1,524,776	98.2	1,425,564	1,381,343	98.2	526,271	513,742	97.7

Non-marketable Equity Investments
FHLB stock	22,791	22,791	1.4	23,663	23,663	1.6	7,700	7,700	1.4
Other	6,622	6,622	0.4	3,550	3,550	0.2	4,759	4,758	0.9

Total non-marketable equity investments	29,413	29,413	1.8	27,213	27,213	1.8	12,459	12,458	2.3

Total securities	$1,598,954	$1,554,189	100.0	$1,452,777	$1,408,556	100.0	$538,730	$526,200	100.0

As of December 31, 2009, our available-for-sale securities portfolio totaled $1.6 billion, increasing 10% from December 31, 2008. We increased the size of the securities portfolio, and concentrated the net additions in residential mortgage backed securities between December 31, 2009 and December 31, 2008 primarily to improve the liquidity on our balance sheet.

Investments in mortgage related securities, collateralized mortgage obligations and residential mortgage-backed securities comprise 87% of the available-for-sale securities portfolio at December 31, 2009 compared to 76% at December 31, 2008. Virtually all of the mortgage securities are backed by U.S. Government-owned agencies or issued by U.S. Government-sponsored enterprises. All mortgage securities are composed of fixed rate, fully amortizing collateral with final maturities of 30 years or less.

Investments in debt instruments of state and local municipalities comprised 11% of the total available-for-sale securities portfolio at December 31, 2009 compared to 14% at December 31, 2008. This type of security has historically experienced very low default rates and provided a predictable cash flow since it generally is not subject to significant prepayment. Insurance companies regularly provide credit enhancement to improve the credit rating and liquidity of a municipal bond issuance. Management considers the credit enhanced and underlying municipality credit rating when evaluating a purchase or sale decision.

At December 31, 2009, our reported stockholders’ equity reflected unrealized securities gains net of tax of $27.9 million. This represented an increase of $328,000 from unrealized securities gains net of tax of $27.6 million at December 31, 2008.

The following table presents the maturities of the different types of investments that we own at December 31, 2009, and the corresponding interest rates that the investments will yield if they are held to their respective maturity date. The amounts are based on amortized cost with yields computed on a tax-equivalent basis.

Table 8

Re-pricing Distribution and Portfolio Yields

(Dollars in thousands)

	As of December 31, 2009
	One Year or Less		One Year to Five Years		Five Years to Ten Years		After 10 years
	Amortized Cost	Yield to Maturity	Amortized Cost	Yield to Maturity	Amortized Cost	Yield to Maturity	Amortized Cost	Yield to Maturity
Available-for-Sale
U.S. Treasury securities	$16,758	2.78%	$—	—	$—	—	$—	—
U.S. Agency securities	—	—	10,292	2.52%	—	—	—	—
Collateralized mortgage obligations (1)	48,023	4.75%	96,377	4.74%	23,422	4.57%	1,152	5.12%
Residential mortgage-backed securities (1)	337,884	4.51%	599,850	4.43%	187,158	4.30%	38,032	4.23%
State and municipal securities (2)	1,550	6.63%	88,806	6.71%	65,481	5.98%	9,991	7.47%

Total available-for-sale	404,215	4.48%	795,325	4.70%	276,061	4.72%	49,175	4.91%

Non-marketable Equity investments (3)
FHLB stock	22,791	1.27%	—	—	—	—	—	—
Other	6,622	0.37%	—	—	—	—	—	—

Total non-marketable equity investments	29,413	1.07%	—	—	—	—	—	—

Total securities	$433,628	4.25%	$795,325	4.70%	$276,061	4.72%	$49,175	4.91%

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

(3)	The re-pricing distributions of FHLB stock, FRB stock and other equity securities are based on each investment’s re-pricing characteristics.

LOAN PORTFOLIO AND CREDIT QUALITY (excluding covered assets)

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

The following discussion of our loan portfolio and credit quality excludes covered assets. Covered assets represent assets acquired through an FDIC-assisted transaction that are subject to a loss share agreement and are presented separately on the Consolidated Statements of Condition. For additional discussion of covered assets, see Note 3 of “Notes to the Consolidated Financial Statements” in Item 8 of this Form 10-K.

Portfolio Composition

Our loan portfolio is comprised of commercial, real estate (which includes commercial real estate, construction, and residential real estate) and personal loans. Outstanding loans increased by 13% to $9.1 billion at December 31, 2009, compared to $8.0 billion at December 31, 2008. Commercial loans, including commercial and industrial, and owner-occupied commercial real estate loans, continue to be the fastest growing segment of the loan portfolio and increased to $4.7 billion, or 51% of our total loans, from $4.0 billion, or 50% of total loans at December 31, 2008. Commercial real estate and construction decreased to 39% of total loans, or $3.5 billion, at December 31, 2009 from 40% of total loans, or $3.2 billion, at December 31, 2008.

Consistent with our emphasis on relationship banking, the majority of our loans are made to our core, multi-relationship clients. The clients usually maintain deposit relationships with us and may utilize, personally or through entities they control, other Company banking services, such as treasury management, capital markets or PrivateWealth services.

We seek to reduce our credit risk through disciplined credit underwriting combined with established loan portfolio sub-limits by loan type, collateral and industry to promote loan portfolio diversification and active credit administration. Given recent and current market conditions, we have determined to limit our growth in commercial real estate and construction loans. We do not engage in sub-prime residential lending and do not securitize our loans for sale.

Table 9

Loan Portfolio

(Dollars in thousands)

	As of December 31,
	2009	% of Total	2008	% of Total	2007	% of Total	2006	% of Total	2005	% of Total
Commercial	$4,656,611	51.4	$3,975,818	49.5	$1,311,757	31.4	$828,594	23.6	$436,416	16.7
Commercial real estate	2,814,997	31.0	2,383,961	29.7	1,604,159	38.4	1,486,462	42.5	1,268,851	48.6
Construction	719,224	7.9	815,150	10.1	613,468	14.7	591,704	16.9	392,597	15.1
Residential real estate	319,463	3.5	328,138	4.1	265,466	6.4	262,107	7.5	221,786	8.5
Home equity	220,025	2.4	191,934	2.4	135,483	3.2	138,724	4.0	139,747	5.4
Personal	343,154	3.8	341,806	4.2	247,462	5.9	192,397	5.5	148,670	5.7

Total	$9,073,474	100.0	$8,036,807	100.0	$4,177,795	100.0	$3,499,988	100.0	$2,608,067	100.0

Growth vs. prior year–end	12.9%		92.4%		19.4%		34.2%		57.7%

Our loan growth during 2009 slowed compared to the growth we experienced in 2008, as a result of our increased selectivity and overall economic conditions resulting in lower demand from existing clients. Growth in commercial loans of $680.8 million, or 17%, was the most significant driver of overall loan growth during 2009. This growth reflects the inclusion of new middle-market client loans originated by lenders having long term, established relationships with the clients. The $431.0 million, or 18%, growth in commercial real estate loans was spread across multiple property types with the exception of land loans, which decreased by $76 million due to the migration of some of these loans to the construction category and the strategic de-emphasis on this type of lending. During 2009, the consumer loan portfolio, which includes residential real estate, home equity and personal loans, grew by $20.8 million, or 2%.

Total gross loans increased $3.9 billion, or 92%, during 2008 compared to 2007. While all loan categories displayed strong growth since December 31, 2007, growth in commercial loans of $2.7 billion, or 203%, was the most significant driver of overall loan growth, reflecting the new middle-market client loans booked by lenders hired under our 2007 plan. The middle market lending focus of these lenders complemented the existing lenders’ book of business, with the new lending relationships contributing to greater loan portfolio diversification. The $779.8 million, or 49%, growth of commercial real estate loans was spread across all major property types with a greater geographic dispersion and reflects a larger average loan size for this category of credit. The $201.7 million, or 33%, growth of construction loans was tempered by the decrease in residential development loans, offsetting solid growth of non-residential construction loans. During 2008, consumer loans, which include residential real estate, home equity and personal loans, grew by $213.5 million or 33%.

Commercial Loans

As of December 31, 2009, commercial loans grew by $680.8 million, or 17%, to $4.7 billion compared to $4.0 billion at December 31, 2008. An independent review and approval of potential new lending relationships by our credit administration, and also by our loan committee for larger dollar size transactions, provides oversight for selective growth. We have a specific focus on certain specialized industries, including healthcare, construction and engineering, and security alarm services. Commercial loans outstanding at December 31, 2009 generated by these teams of specialist lenders totaled $859.6 million, $213.5 million and $128.7 million, respectively. During the year we also hired a small team of asset-based lenders whose loans totaled $100 million at December 31, 2009. Our commercial loans also include loans secured by non-residential owner-occupied commercial real estate, since the cash flow of the owner’s business is the primary source of loan repayment; these loans total $835.9 million at December 31, 2009 and $538.7 million at December 31, 2008.

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

Commercial Real Estate Loans

Commercial real estate loans at December 31, 2009 totaled $2.8 billion, up $431.0 million, or 18%, from $2.4 billion at December 31, 2008. The 2009 growth included the migration of loans previously reported in the construction category as these loans progressed past the construction phase and as certificates of occupancy were issued. Due to the middle-market orientation of these new larger borrowers contrasted to the smaller entrepreneurial orientation of our existing private client borrowers, the average loan size has increased and borrower type has become more diversified. Although the geographic location of the commercial real estate collateral is significantly concentrated in the Chicago metropolitan area, originations from our business development offices in Denver and Minneapolis are contributing to an increased geographic diversification of the underlying collateral. As a percentage of total loans, commercial real estate loans have decreased from 49% at December 31, 2005 to 31% at December 31, 2009. This is reflective of our strategy over the past several years to decrease the concentration of commercial real estate loans in our loan portfolio and further diversify by adding a higher mix of commercial loans.

Our commercial real estate portfolio is comprised of loans secured by various types of collateral including 1-4 family non-owner occupied housing units located primarily in the Banks’ target market areas, other non-owner occupied multi-family real estate, office buildings, warehouses, retail space, mixed use buildings, and vacant land, the bulk of which is held for long-term investment or development. Commercial real estate loan concentrations by collateral type are reviewed against established sub-limits as part of our credit risk management and adherence to regulatory agencies’ guidance. Refer to Table 10 for more detail on our commercial real estate and construction loans by collateral type.

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

Construction Loans

Construction loans at December 31, 2009 totaled $719.2 million, down $95.9 million or 12% from $815.2 million at December 31, 2008. Residential construction loans decreased by $68.4 million as a result of lower residential construction volume and our strategic decision in early 2008 to wind down our existing residential development portfolio and de-emphasize this type of lending. Non-residential construction loans decreased by $27.5 million due to the cyclical construction downturn and the lifecycle migration of loans secured by construction projects to commercial real estate loans. Over the past two years our construction portfolio has become more diversified by type of construction project. More granular construction loan collateral coding put in place during 2009 shows a well-diversified portfolio at December 31, 2009. Due to increased project complexity and its effect on completion risk associated with construction loans, in 2008 we hired dedicated construction lending specialists to monitor construction loan draws. As with commercial real estate loans, we review our construction loan concentrations as part of our risk management program and adherence to regulatory agencies’ guidance.

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

Due to the inherent risks and the monitoring requirements, our construction loans are often the highest yielding loans in our portfolio. We seek to manage these risks by, among other things, ensuring that the collateral value of the property throughout the construction process does not fall below acceptable levels, ensuring that funds disbursed are within parameters set by the original construction budget, and properly documenting each construction draw. Although we have experienced an increase in the number of construction loans that are non-performing, due to our more stringent standards for underwriting and monitoring construction loans and the credit profile of our borrowers, we are comfortable with the risk associated with this portfolio.

The following table summarizes our commercial real estate and construction loan portfolios by collateral type at December 31, 2009 and December 31, 2008. The composition of our commercial real estate portfolio is geographically diverse, principally located in and around our core markets. No single collateral type exceeds 25% of its respective portfolio total at December 31, 2009.

Table 10

Commercial Real Estate and Construction Loan Portfolio

by Collateral Type

(Dollars in thousands)

	December 31, 2009		December 31, 2008
	Amount	% of Total	Amount	% of Total
Commercial Real Estate
Land	$400,261	14%	$475,802	20%
Residential 1-4 family	192,695	7%	163,438	7%
Multi-family	521,001	19%	403,690	17%
Industrial/warehouse	316,899	11%	268,962	11%
Office	410,131	14%	441,929	19%
Retail	419,115	15%	357,844	15%
Health care	49,337	2%	28,706	1%
Mixed use/other	505,558	18%	243,590	10%

Total commercial real estate	$2,814,997	100%	$2,383,961	100%

Construction
Land	$91,207	13%	$29,790	4%
Residential 1-4 family	61,854	9%	216,384	27%
Multi-family	131,001	18%	44,893	5%
Industrial/warehouse	31,461	4%	—	—
Office	112,946	16%	—	—
Retail	127,356	18%	38,508	5%
Mixed use/other	163,399	22%	485,575	59%

Total construction	$719,224	100%	$815,150	100%

Residential Real Estate Loans

Residential real estate loans totaled $319.5 million and comprised 4% of our total loan portfolio at December 31, 2009. During 2009 this portfolio segment decreased by $8.7 million, or 3%, from $328.1 million at December 31, 2008. Much of our residential mortgage loan production is originated through The PrivateBank Mortgage Company with the majority of originated loans sold into the secondary market. We do not generally originate long-term fixed rate loans for our own portfolio due to interest rate risk considerations.

Home Equity Loans

Home equity loans totaled $220.0 million and comprised 2% of our total loan portfolio at December 31, 2009 compared to $191.9 million or 2% of total loans at December 31, 2008. The growth in this segment of the portfolio reflects new loan volume as increased usage of existing facilities.

Personal Loans

At December 31, 2009, personal loans totaled $343.2 million, up $1.3 million from $341.8 million at December 31, 2008. Our personal loan portfolio consists largely of loans for investment asset acquisition and general liquidity purposes, including lines of credit. Due to our private client focus, which includes lending to entrepreneurs, some of these loans can be sizeable. We have minimal automobile loans and no credit card loans.

Loan Concentrations

Loan concentrations are considered to exist when amounts are loaned to a multiple number of borrowers engaged in similar activities, which would cause them to be similarly impacted by economic or other conditions. At December 31, 2009, commercial real estate loans and construction loans comprised 31% and 8% of our total loan portfolio, respectively. While there still is a geographic concentration of loans made to clients residing in the Chicago metropolitan area, these concentrations are lessening due to our recent expanded national presence.

With respect to our construction loan portfolio, the volume of residential construction loans has decreased over the past two years, reflecting the downturn in residential construction and our strategic decision to run-off our residential development portfolio. The composition of our construction loan portfolio is now predominantly loans related to commercial construction projects. The non-residential construction loans are diversified by project type and geographic location. Our commercial loan portfolio of $4.7 billion at December 31, 2009 is well-diversified with no evident industry concentrations in excess of 10% of total loans. Beginning in 2008 the addition of new commercial loans booked by the experienced middle-market lenders hired under our plan enabled us to accelerate our strategy of improving loan portfolio diversification.

Maturity and Interest Rate Sensitivity of Loan Portfolio

Table 11 summarizes the maturity distribution of our loan portfolio as of December 31, 2009, by category, as well as the interest rate sensitivity of loans in these categories that have maturities in excess of one year.

Table 11

Maturities and Sensitivities of Loans

to Changes in Interest Rates

(Dollars in thousands)

	As of December 31, 2009
	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years	Total
Commercial	$1,361,269	$3,145,350	$149,992	$4,656,611
Commercial real estate	1,124,982	1,604,059	85,956	2,814,997
Construction	431,219	288,005	—	719,224
Residential real estate	7,523	35,622	276,318	319,463
Home equity	36,782	164,825	18,418	220,025
Personal	250,454	91,814	886	343,154

Total	$3,212,229	$5,329,675	$531,570	$9,073,474

Loans maturing after one year:
Predetermined (fixed) interest rates		$1,146,890	$94,525
Floating interest rates		4,182,785	437,045

Total		$5,329,675	$531,570

Credit Quality Management and Allowance for Loan Losses

Loan quality is monitored by management and reviewed by the Board of Directors. We have established policies, procedures, and practices designed to mitigate credit risk. Chief among these is the management Loan Committee process which presents selected credits based on amount and risk before a group of seasoned credit professionals which vet the loan at approval and then at appropriate intervals. Also in place to monitor and manage loan quality are standard lending and credit policies, underwriting criteria, and collateral monitoring. We monitor and implement our formal credit policies and procedures and regularly evaluate trends, collectability, and collateral protection within the loan portfolio. Our policies and procedures are regularly reviewed and modified in order to manage risk as conditions change and new credit products are offered.

Our credit administration policies include a comprehensive loan rating system. This system allows for common reference across loan types and facilitates the identification of emerging problems in loan transactions. Our internal credit review function performs regular reviews of the lending groups to assess the accuracy of loan ratings and the adherence to credit policies. Exam results are communicated to senior lending and risk management executives as well as specified Board of Director committees. Lending officers have the primary responsibility for monitoring their client relationships and effecting timely changes to loan ratings as events warrant.

In addition, our senior lenders actively review those loans that call for more extensive monitoring and may warrant some degree of remediation. These loans are reviewed at least quarterly by a committee of senior lending and risk management officers, including the Chief Executive Officer and Chief Risk Officer, which assesses and directs actions plans to minimize the risk of these loans. More troubled loans are reviewed on a monthly basis for heightened oversight with such reviews including the participation of the Chief Executive and Chief Risk Officers.

We also maintain an allowance for loan losses to absorb probable losses inherent in the loan portfolio. The allowance for loan losses represents our estimate of probable losses in the portfolio at each balance sheet date and is supported by available and relevant information. The allowance contains provisions for probable losses that have been identified relating to specific borrowing relationships, as well as probable losses inherent in the loan portfolio and credit undertakings that are not specifically identified. We evaluate the sufficiency of the allowance for loan losses based on the combined total of the general and specific reserve components. Our application of the methodology for determining the allowance for loan losses resulted in an allowance for loan losses of $221.7 million at December 31, 2009 providing 2.44% coverage of total loans compared with $112.7 million providing 1.40% coverage of total loans at December 31, 2008. The increase in the allowance for loan losses from December 31, 2008 reflects management’s judgment concerning the credit risk inherent in the portfolio. We believe that the allowance for loan losses is adequate to provide for probable and reasonably estimable credit losses inherent in our loan portfolio as of December 31, 2009.

In addition to the allowance for loan losses, we maintain a reserve for unfunded commitments at a level we believe to be sufficient to absorb estimated probable losses related to unfunded credit facilities. The reserve is included in other liabilities in the Consolidated Statements of Financial Condition and totaled $1.5 million at December 31, 2009 compared to $840,000 at December 31, 2008. The reserve is computed using a methodology similar to that used to determine the general allocated component of the allowance for loan losses. Net adjustments to the reserve for unfunded commitments are included in other non-interest expense in the Consolidated Statements of Income.

The accounting policies underlying the establishment and maintenance of the allowance for loan losses through provisions charged to operating expense are discussed in Note 1 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.

Table 12

Allowance for Loan Losses and

Summary of Loan Loss Experience

(Dollars in thousands)

	Years ended December 31,
	2009	2008	2007	2006	2005
Change in allowance for loan losses:
Balance at beginning of year	$112,672	$48,891	$38,069	$29,388	$18,986
Loans charged-off:
Commercial	(31,745)	(14,926)	(2,668)	(976)	(305)
Commercial real estate	(27,565)	(49,905)	(1,918)	—	—
Construction	(23,471)	(54,438)	(1,347)	—	—
Residential real estate	(1,495)	(3,022)	—	—	—
Home equity	(1,186)	(2,199)	—	—	—
Personal	(15,798)	(2,196)	(383)	(49)	(233)

Total loans charged-off	(101,260)	(126,686)	(6,316)	(1,025)	(538)

Recoveries on loans previously charged-off:
Commercial	3,988	239	168	97	207
Commercial real estate	1,759	74	1	—	—
Construction	5,057	482	—	—	—
Residential real estate	152	47	—	—	—
Home equity	73	1	—	—	—
Personal	381	45	35	55	581

Total recoveries on loans previously charged-off	11,410	888	204	152	788

Net loans (charged-off) recoveries	(89,850)	(125,798)	(6,112)	(873)	250
Provisions charged to operating expense	198,866	189,579	16,934	6,836	6,538
Reserve of acquired bank	—	—	—	2,718	3,614

Balance at end of year	$221,688	$112,672	$48,891	$38,069	$29,388

Allowance as a percent of loans at year-end	2.44%	1.40%	1.17%	1.09%	1.13%

Ratio of net loans charged-off to average loans outstanding for the period	1.02%	2.00%	0.17%	0.03%	-0.01%

We increased our allowance for loan losses to $221.7 million as of December 31, 2009, up $109.0 million from December 31, 2008. The ratio of the reserve for loan losses to loans was 2.44% as of December 31, 2009, up from 1.40% as of December 31, 2008. The provision for loan losses was $198.9 million for the year ended December 31, 2009, versus $189.6 million in the prior year period. The key factors in determining the level of provision is the composition of our loan portfolio, loan growth, risk rating distribution within each major loan category, historical loss experience and internal and external factors. Weakness in the general economy and, in particular, higher vacancy rates in commercial real estate, sponsor bankruptcies, declining real estate values, limited sales activity and little financing activity severely impacted our portfolio. The loan loss allowance as a percentage of nonperforming loans was 56% at December 31, 2009 compared to 85% at December 31, 2008.

During 2009, net charge-offs totaled $89.9 million as compared to $125.8 million in the prior year period. Continued high levels of charge-offs reflect real estate collateral values, particularly land values, which have remained low. The provision for loan losses for 2009 totaled $198.9 million and exceeded net charge-offs by $109.0 million.

Table 13

Allocation of Allowance for Loan Losses

(Dollars in thousands)

	As of December 31,
	2009	% of Total Allowance	2008	% of Total Allowance	2007	% of Total Allowance	2006	% of Total Allowance	2005	% of Total Allowance
General allocated reserve:
Commercial	$43,350	20	$39,524	35	$8,375	17	$5,984	16	$6,453	22
Commercial real estate	77,223	35	31,625	28	22,909	47	19,570	51	12,975	44
Construction	23,581	10	27,231	24	9,966	20	7,509	20	4,686	16
Residential real estate	3,635	2	1,294	1	360	1	479	1	419	1
Home equity	2,862	1	1,000	1	202	—	218	—	277	1
Personal	5,277	2	1,527	2	2,229	5	1,877	5	1,714	6

Total allocated	155,928	70	102,201	91	44,041	90	35,637	93	26,524	90
Specific reserve	65,760	30	330	—	2,964	6	291	1	—	—
Unallocated reserve	—	—	10,141	9	1,886	4	2,141	6	2,864	10

Total	$221,688	100	$112,672	100	$48,891	100	$38,069	100	$29,388	100

The allocated reserve for commercial real estate portfolio increased $45.6 million, or 144%, to $77.2 million at December 31, 2009 from $31.6 million at December 31, 2008 and is largely due to the credit degradation experienced in the portfolio as well as general economic concerns surrounding the commercial real estate sector. The allocated reserve for our consumer loans (residential real estate, home equity, and personal) increased $8.0 million, or 208%, to $11.8 million at December 31, 2009 from $3.8 million at December 31, 2008 and is attributable to deterioration in credit performance experienced during 2009 and general concerns surrounding the consumer sector.

Under our methodology, the allowance for loan losses is comprised of the following components:

General Allocated Component of the Allowance

The general allocated component of the allowance increased by $53.7 million during 2009, from $102.2 million at December 31, 2008 to $155.9 million at December 31, 2009. The magnitude of the dollar increase in the general allocated portion of the allowance reflects loan rating downgrades throughout the year and higher loan volumes.

Our loan loss allowance model is driven primarily by risk rating distribution and historical loss experience within each major loan category, and internal and external factors. The loan loss factors used in our analysis reflect the significant losses realized during 2009, providing us current experience upon which to base our model’s results. The level of the allowance for loan losses is also a judgment and reflects our current view of market conditions and portfolio performance.

During 2009, we began using amplification factors reflecting these judgments to adjust the loss factors in our model which allows us to fully allocate the general reserves across the loan categories.

Specific Component of the Allowance

For loans where management deems either the amount or the timing of the repayment to be significantly impaired, there are specific reserve allocations established. The specific reserve is based on a loan’s current value compared to the present value of its projected future cash flows, collateral value or market value, as is relevant for the particular loan. At December 31, 2009, the specific component of the allowance increased by $65.4 million to $65.8 million from $330,000 at December 31, 2008.

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

Generally commercial, commercial real estate and constructions loans are placed on non-accrual status if principal or interest payments become 90 days past due and/or management deems the collectability of the principal and/or interest to be in question. Loans to customers whose financial condition has deteriorated are considered for non-accrual status whether or not the loan is 90 days or more past due.

Once interest accruals are discontinued, accrued but uncollected interest is charged to current year operations. Subsequent receipts on non-accrual loans are recorded as a reduction of principal, and interest income is recorded only after principal recovery is reasonably assured. Classification of a loan as non-accrual does not preclude the ultimate collection of loan principal or interest.

Foreclosed assets represent property acquired as the result of borrower defaults on loans. Foreclosed assets are recorded at estimated fair value, less estimated selling costs at time of foreclosure. Write-downs occurring at foreclosure are charged against the allowance for loan losses. On an ongoing basis, the book values of these properties are adjusted based upon new appraisals and/or market indications. Write-downs are recorded for subsequent declines in value and are included in other non-interest expense along with other expenses related to maintaining the properties. We are actively marketing properties acquired through foreclosure.

Given current economic conditions and the uncertainty regarding the real estate market, the time involved to sell these properties has extended, resulting in higher levels of other real estate owned and associated maintenance costs in 2009.

90 days past due loans are loans for which principal or interest payments become 90 days past due but that still accrue interest since they are loans that are well secured and in the process of collection.

The following table breaks down our loan portfolio at December 31, 2009 between performing and non-performing status.

Table 14

Loan Portfolio Aging

(Dollars in thousands)

As of December 31, 2009

	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days Past Due and Accruing	Nonaccrual	Total Loans
Loan Balances:
Commercial	$4,563,883	$13,427	$9,955	$—	$69,346	$4,656,611
Commercial real estate	2,589,327	23,983	30,638	—	171,049	2,814,997
Construction	601,260	3,391	751	—	113,822	719,224
Residential real estate	299,158	4,170	1,654	—	14,481	319,463
Personal and home equity	521,738	6,097	8,595	—	26,749	563,179

Total loans	$8,575,366	$51,068	$51,593	$—	$395,447	$9,073,474

Aging as a % of Loan Balance:
Commercial	98.0%	0.3%	0.2%	—%	1.5%	100.0%
Commercial real estate	91.9	0.9	1.1	—	6.1	100.0
Construction	83.6	0.5	0.1	—	15.8	100.0
Residential real estate	93.7	1.3	0.5	—	4.5	100.0
Personal and home equity	92.6	1.1	1.5	—	4.8	100.0

Total loans	94.5%	0.6%	0.6%	—%	4.3%	100.0%

The following table provides a comparison of our non-performing assets and past due loans for the past five years.

Table 15

Nonperforming Assets and Past Due Loans

(Dollars in thousands)

	Years ended December 31,
	2009	2008	2007	2006	2005
Nonaccrual loans:
Commercial	$69,346	$11,735	$8,886	$2,924	$20
Commercial real estate	171,049	48,143	13,371	559	356
Construction	113,822	63,305	13,406	—	—
Residential real estate	14,481	6,829	898	—	—
Personal and home equity	26,749	1,907	2,422	287	287

Total nonaccrual loans	395,447	131,919	38,983	3,770	663

90 days past due loans (still accruing interest):
Commercial	—	—	52	500	—
Commercial real estate	—	—	—	1,971	—
Construction	—	—	—	995	—
Residential real estate	—	—	—	1,194	180
Personal and home equity	—	—	1	477	100

Total 90 days past due loans	—	—	53	5,137	280

Total nonperforming loans	395,447	131,919	39,036	8,907	943
Foreclosed real estate (“OREO”)	41,497	23,823	9,265	1,101	393

Total nonperforming assets	$436,944	$155,742	$48,301	$10,008	$1,336

60-89 days past due loans:
Commercial	$9,955	$2,874	$2,189	$3,587	$401
Commercial real estate	30,638	1,773	4,776	14,770	897
Construction	751	1,060	5,996	7,221	1,207
Residential real estate	1,654	—	273	400	994
Personal and home equity	8,595	246	2,042	1,106	1,545

Total 60-89 days past due loans	$51,593	$5,953	$15,276	$27,084	$5,044

30-59 days past due loans:
Commercial	$13,427	$9,186	$8,981	$1,332	$1,206
Commercial real estate	23,983	7,340	29,590	7,057	6,248
Construction	3,391	8,106	32,411	3,086	3,972
Residential real estate	4,170	3,485	9,158	1,220	123
Personal and home equity	6,097	1,334	7,182	1,258	2,603

Total 30-59 days past due loans	$51,068	$29,451	$87,322	$13,953	$14,152

Nonaccrual loans to total loans (excluding covered assets)	4.36%	1.64%	0.93%	0.11%	0.03%
Nonaccrual loans to total assets	3.28%	1.31%	0.78%	0.09%	0.02%
Nonperforming loans to total loans (excluding covered assets)	4.36%	1.64%	0.93%	0.25%	0.04%
Nonperforming assets to total assets	3.62%	1.55%	0.97%	0.23%	0.04%
Allowance for loan losses as a percent of nonperforming loans	56%	85%	125%	n/m	n/m

Management believes that any loan where there are serious doubts as to the ability of such borrowers to comply with the present loan repayment terms should be identified as a non-performing loan and should be included in Table 15, “Nonperforming Assets and Past Due Loans,” presented above. Accordingly, at the periods presented in this report, we had no potential problem loans as defined by the SEC regulations.

As shown in Table 16, three borrowers comprise 67% of non-accruing commercial loans. This highlights the fact that the average size of our new production is larger and a reflection of the clients we are targeting. We recognize that as such exposure increases it requires careful monitoring, and even more so in this difficult economy.

The level and composition of our nonperforming loans has changed over the past three years, reflecting primarily the acceleration of economic weakness and a tightening of our non-accrual loan policy and past due loan management.

Table 16

Nonaccrual Loans by Dollar and Category

(Dollars in thousands)

	Stratification
	$5.0 Million or More	$3.0 Million to $4.9 Million	$1.5 Million to $2.9 Million	Under $1.5 Million	Total
As of December 31, 2009

Amount:
Commercial	$46,176	$—	$4,092	$19,078	$69,346
Commercial real estate	51,425	15,186	60,028	44,410	171,049
Construction	41,772	27,690	24,590	19,770	113,822
Residential real estate	—	3,265	2,959	8,257	14,481
Personal and home equity	5,031	7,419	4,998	9,301	26,749

Total nonaccrual loans	$144,404	$53,560	$96,667	$100,816	$395,447

Number of Borrowers:
Commercial	3	—	2	51	56
Commercial real estate	6	4	28	88	126
Construction	4	7	11	38	60
Residential real estate	—	1	1	23	25
Personal and home equity	1	2	3	39	45

Total nonaccrual loans	14	14	45	239	312

As of December 31, 2008

Amount:
Commercial	$—	$—	$2,808	$8,927	$11,735
Commercial real estate	6,305	—	19,525	22,313	48,143
Construction	12,633	—	21,031	29,641	63,305
Residential real estate	—	—	4,334	2,495	6,829
Personal and home equity	—	—	—	1,907	1,907

Total nonaccrual loans	$18,938	$—	$47,698	$65,283	$131,919

Number of Borrowers:
Commercial	—	—	1	29	30
Commercial real estate	1	—	9	52	62
Construction	2	—	11	47	60
Residential real estate	—	—	2	9	11
Personal and home equity	—	—	—	21	21

Total nonaccrual loans	3	—	23	158	184

Our disclosure with respect to impaired loans is contained in Note 5 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.

Foreclosed real estate

Foreclosed real estate (“OREO”) totaled $41.5 million at December 31, 2009 compared to $23.8 million at December 31, 2008 and is comprised of 259 properties. The increase in OREO properties during 2009 reflects the movement of defaulted loans through the foreclosure and sale process amidst deteriorating general economic conditions. Table 17 presents a comparison of OREO properties by type at December 31, 2009 and December 31, 2008. Table 18 presents OREO property types by geographic location at December 31, 2009 and December 31, 2008.

Table 17

OREO Properties by Type

(Dollars in thousands)

	December 31, 2009		December 31, 2008
	Number of Properties	Amount	Number of Properties	Amount
Single family home	18	$9,538	49	$8,107
Land parcels	229	17,856	92	10,599
Multi-family units	3	1,888	10	4,037
Office/industrial	6	11,484	1	480
Retail	3	731	1	600

Total OREO properties	259	$41,497	153	$23,823

Table 18

OREO Property Type by Location

(Dollars in thousands)

	Illinois	Georgia	Michigan	Missouri	Other	Total
As of December 31, 2009
Single family homes	$2,648	$960	$4,250	$1,488	$192	$9,538
Land parcels	7,246	3,522	4,957	2,131	—	17,856
Multi-family	1,888	—	—	—	—	1,888
Office/industrial	—	1,548	1,200	—	8,736	11,484
Retail	500	—	231	—	—	731

Total OREO properties	$12,282	$6,030	$10,638	$3,619	$8,928	$41,497

	Illinois	Georgia	Michigan	Missouri	Other	Total
As of December 31, 2008
Single family homes	$—	$4,503	$2,595	$1,009	$—	$8,107
Land parcels	5,325	2,668	2,086	520	—	10,599
Multi-family	—	—	—	4,037	—	4,037
Office/industrial	—	480	—	—	—	480
Retail	600	—	—	—	—	600

Total OREO properties	$5,925	$7,651	$4,681	$5,566	$—	$23,823

At December 31, 2009, land parcels represent the largest portion of OREO, representing 43% of the total OREO carrying value and consisting of 229 properties. Of total land parcels at December 31, 2009, 41% was located in Illinois, 28% in Michigan and 20% in Georgia. We continue to actively work with our clients to determine the best solution to maximize value. During 2009 we aligned the portfolio by geographic region and augmented our loan work-out staff in response to deteriorating credit trends. Further, our Loan Administration Committee establishes and reviews appropriate action plans for payment resolution on all nonperforming assets, including OREO properties. Action plans determined for each nonperforming asset is dependent upon borrower cooperation and resources, collateral type and value, existence and quality of guarantees and local market conditions.

As we look to dispose of nonperforming assets, our efforts could be impacted by a number of factors, including but not limited to, the pace and timing of the overall recovery of the economy, instability in the real estate market, higher levels of real estate coming into the market, and planned liquidation strategies. Accordingly, the future carrying value of these assets may be influenced by these same factors.

FUNDING SOURCES

Total deposits and short-term borrowings as of December 31, 2009 are summarized in Notes 9 and 10 of the “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K. The following table provides a comparison of deposits by category over the last three years.

Table 19

Deposits

(Dollars in thousands)

	Years Ended December 31,					% Change
	2009	% of Total	2008	% of Total	2007	% of Total	2009-2008	2008-2007
Non-interest bearing deposits	$1,840,900	18.6	$711,693	8.9	$299,043	8.0	158.7	138.0
Interest-bearing deposits	752,728	7.6	232,099	2.9	157,761	4.2	224.3	47.1
Savings deposits	141,614	1.4	15,644	0.2	12,309	0.3	805.2	27.1
Money market accounts	3,939,210	39.7	2,783,238	34.8	1,581,863	42.1	41.5	75.9
Brokered deposits:
Traditional	389,590	3.9	1,481,762	18.5	540,580	14.4	(73.7)	174.1
Client CDARS® (1)	979,728	9.9	678,958	8.5	1,796	—	44.3	n/m
Non-client CDARS® (1)	196,821	2.0	494,048	6.2	94	—	(60.2)	n/m

Total brokered deposits	1,566,139	15.8	2,654,768	33.2	542,470	14.4	(41.0)	389.4
Other time deposits	1,678,172	16.9	1,599,014	20.0	1,167,692	31.0	5.0	36.9

Total deposits	$9,918,763	100.0	$7,996,456	100.0	$3,761,138	100.0	24.0	112.6

Client deposits (2)	$9,332,352		$6,020,646		$3,220,464		55.0	86.9

n/m	Not meaningful
(1)

The CDARS® deposit program is a deposit services arrangement that effectively achieves FDIC deposit insurance for jumbo deposit relationships. These deposits are classified as brokered deposits for regulatory deposit purposes; however, we classify these deposits as client CDARS® due to the source being our existing and new client relationships and are, therefore, not traditional ‘brokered’ deposits. We also participate in a non-client CDARS® program that is more like a traditional brokered deposit program in that our relationship is with the underlying depositor.

(2)	Total deposits, net of traditional brokered deposits and non-client CDARS®.

Total deposits at December 31, 2009 increased 24% from year-end 2008 primarily due to growth in money market accounts, non-interest bearing deposits, and interest-bearing deposits, offset by reductions in traditional brokered deposits and non-client CDARS®. Of total deposits at December 31, 2009, $803.8 million in deposits are attributable to the Founders transaction. Client deposits increased by $3.3 billion, or 55%, to $9.3 billion at December 31, 2009 compared to $6.0 billion at December 31, 2008. During 2009, we continued to facilitate our deposit growth by pursuing deposits from existing and new clients, increasing institutional and municipal deposits, attracting additional business DDA account balances through our enhanced treasury management services, and increasing use of our CDARS® deposit program. Total non-interest bearing deposits increased $1.1 million, or 159%, at December 31, 2009 from December 31, 2008.

Brokered deposits totaled $1.6 billion at December 31, 2009, down 41% from $2.7 billion at December 31, 2008 due primarily to our strategic decision to reduce our reliance on traditional brokered deposits and non-client CDARS® deposits as a funding source. As a result we have shifted to the utilization of client deposits as a key funding source to support our funding needs and growth in the loan portfolio. At December 31, 2009, the brokered deposits to total deposits ratio was 16% compared to 33% at December 31, 2008. Brokered deposits at December 31, 2009 include $1.2 billion in CDARS® deposits, of which we consider $979.7 million, or 63% of total brokered deposits, to be client related CDARS®.

We have issued certain brokered deposits with call option provisions, which provide us with the opportunity to redeem the certificates of deposits on a specified date prior to the contractual maturity date.

Public balances, denoting the funds held on account for municipalities and other public entities, are included as a part of our total deposits. We enter into specific agreements with certain public customers to pledge collateral, primarily securities, in support of the balances on account. They provide us with a more reliable, lower cost, short-term funding source than what is available through other wholesale alternatives. These relationships also provide numerous cross-sell and business referral opportunities. At December 31, 2009, we had public funds on account totaling $373.6 million, of which less than 49% were collateralized with securities. Year-to-year changes in balances are influenced by the tax collection activities of the various municipalities as well as the general level of interest rates.

Table 20

Scheduled Maturities of Brokered and Other Time Deposits

(Dollars in thousands)

	Brokered	Other Time	Total
Year ending December 31,
2010:
First quarter	$467,688	$662,952	$1,130,640
Second quarter	597,470	383,951	981,421
Third quarter	178,547	204,861	383,408
Fourth quarter	220,495	257,541	478,036
2011	47,936	94,414	142,350
2012	48,057	42,231	90,288
2013	—	11,475	11,475
2014	4,393	20,335	24,728
2015 and thereafter	1,553	412	1,965

Total	$1,566,139	$1,678,172	$3,244,311

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

Table 21

Short-Term Borrowings

(Dollars in thousands)

	2009		2008		2007
	Amount	Rate (%)	Amount	Rate (%)	Amount	Rate (%)
At year-end:
Securities sold under agreements to repurchase	$3,975	0.60	$102,083	1.46	$11,044	2.30
Borrowings under Federal Reserve Bank programs	—	—	—	—	—	—
Federal funds purchased	—	—	200,000	0.36	226,000	4.13
Federal Home Loan Bank advances	211,000	2.74	218,002	2.50	38,016	4.67
Contingent convertible senior notes	—	—	114,680	3.63	—	—
Credit facility and other borrowings	—	—	20,000	1.73	—	—

Total short-term borrowings	$214,975	2.70	$654,765	1.86	$275,060	4.13

Average for the year:
Securities sold under agreements to repurchase	$33,786	0.24	$56,671	3.59	$8,955	2.59
Borrowings under Federal Reserve Bank programs	391,027	0.25	—	—	—	—
Federal funds purchased	45,008	0.48	103,778	2.10	64,398	5.06
Federal Home Loan Bank advances	174,991	2.91	112,750	3.20	34,500	4.75
Contingent convertible senior notes	23,600	5.77	113,915	3.63	—	—
Credit facility and other borrowings	4,658	8.53	46,630	1.53	44,158	1.49

Total short-term borrowings	$673,070	1.20	$433,744	2.92	$152,011	3.81

Maximum month-end balance:
Securities sold under agreements to repurchase	$102,666		$104,675		$10,240
Borrowings under Federal Reserve Bank programs	700,000
Federal funds purchased	184,000		300,000		226,000
Federal Home Loan Bank advances	211,000		218,002		39,000
Contingent convertible senior notes	114,680		114,680		—
Credit facility and other borrowings	20,000		120,000		45,850

Average short-term borrowings totaled $673.1 million, increasing $239.4 million from 2008 to 2009 following an increase of $281.7 million from 2007 to 2008. We used FHLB advances as one method to fund our loan growth. As of December 31, 2009, short-term FHLB advances totaled $211.0 million, decreasing from $218.0 million at December 31, 2008. Due to the consolidation of our bank subsidiaries (other than The PrivateBank – Wisconsin) into The PrivateBank—Chicago, and because The PrivateBank—Chicago is not a Federal Home Loan Bank member, we have limited access to additional FHLB borrowings. The weighted-average maturity for FHLB advances was 6.6 months at December 31, 2009 compared to 4.5 months as of December 31, 2008 and 5.9 months as of December 31, 2007.

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

The following table presents our significant fixed and determinable contractual obligations and significant commitments as of December 31, 2009 which are expected to come due and payable during the period specified. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

Table 22

Contractual Obligations, Commitments, Contingencies, and Off-Balance Sheet Items

(Amounts in thousands)

		Payments Due In(2)
	Financial Statement Note Reference(1)	Less Than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Deposits without a stated maturity	9	$6,674,452	$—	$—	$—	$6,674,452
Other time deposits	9	1,509,305	136,645	31,810	412	1,678,172
Brokered deposits(3)	9	1,464,199	95,993	4,393	1,554	1,566,139
Fed funds purchased and securities sold under agreement to repurchase	10	3,975	—	—	—	3,975
FHLB advances	10, 11	211,610	152,620	7,000	8,000	379,230
Long-term debt	11	—	—	—	364,793	364,793
Operating leases	7	10,572	21,127	20,989	67,353	120,041
Purchase obligations(4)	—	36,525	32,984	43,992	140,833	254,334
Commitments to extend credit:
Home equity lines	19					186,618
All other commitments	19					3,600,335
Letters of credit:
Standby	19					232,681
Commercial	19					1,085

(1)	Refer to “Notes to the Consolidated Financial Statements” in Item 8 of this Form 10-K.
(2)

In the banking industry, interest-bearing obligations are principally utilized to fund interest-earning assets. As such, interest charges on related contractual obligations were excluded from reported amounts as the potential cash outflows would have corresponding cash inflows form interest-earning assets.

(3)	Includes $732,000 of unamortized broker commissions.
(4)	Purchase obligations exclude obligations for goods and services that already have been incurred and are reflected on our consolidated statements of financial condition.

Our operating lease obligations represent short- and long-term lease and rental payments for facilities, equipment, and certain software or data processing.

Purchase obligations at December 31, 2009 reflect the minimum obligation under legally binding contracts with contract terms that are both fixed and determinable. Our purchase obligations include payments under, among other things, consulting, outsourcing, data, advertising, sponsorships, software license and telecommunications. Purchase obligations also includes the estimated cash severance amounts (not prohibited under the executive compensation restrictions applicable to TARP CPP participants) due to employees under employment contracts and arrangements, assuming an involuntary termination date of December 31, 2009.

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

MANAGEMENT OF CAPITAL

Stockholders’ equity increased $630.1 million to $1.2 billion at December 31, 2009 from $605.6 million at December 31, 2008 due primarily to an additional $411.0 million in proceeds, after deducting underwriting commissions but before offering expenses, raised in two common stock capital offerings and the issuance of $243.8 million preferred stock to the U.S. Treasury under the TARP CPP during 2009.

Issuance of Preferred Stock

On January 30, 2009, we sold 243,815 shares of a newly created class of fixed rate cumulative perpetual preferred stock, Series B to the Treasury as part of the TARP CPP Program. We also issued to the Treasury a ten-year warrant to purchase up to approximately 1.3 million shares of our common stock, or 15% of the aggregate dollar amount of Series B preferred shares purchased by the Treasury, at an exercise price of $28.35 per share. In December 2009 as a result of the completion of the 2009 offerings, the number of shares of common stock issuable upon exercise of the warrant held by the U.S. Treasury was reduced by 50 percent from 1,290,026 to 645,013 shares. The Series B preferred stock and warrants qualify for regulatory Tier 1 capital and the preferred stock may be redeemed at any time subject to regulatory approval. Following a redemption of the preferred stock, the warrants may be liquidated by the U.S. Treasury, through either a redemption at market prices or through a sale by the U.S. Treasury to a third party. The preferred stock has a dividend rate of 5% for the first five years, increasing to 9% thereafter. Among other things, we are subject to restrictions and conditions including those related to the payment of dividends on our common stock, share repurchases, executive compensation, and corporate governance. We have deployed this new capital mainly to support prudent new lending in the markets we serve. Refer to 2008 Emergency Economic Stabilization Act (“EESA”) in Supervision and Regulation and Note 13 in the “Notes to Consolidated Financial Statements of Item 1 and Item 8, respectively, of this Form 10-K for additional discussion of the CPP and TARP programs.

Issuance of Common Stock

In order to maintain a strong balance sheet during this challenging economic period and to complement deposits and borrowings as a funding source for our loan growth, we undertook two common equity raises during the year, in addition to converting existing preferred shares to common capital.

In May 2009, we issued approximately 11.6 million shares of newly issued common stock at a public offering price of $19.25 per share. We granted the underwriters an over-allotment option to purchase an additional 1.74 million shares which they partially exercised and purchased an additional 266,673 shares. The net proceeds from the offering, including the partial exercise of the over-allotment option, were approximately $217 million after deducting underwriting commissions but before offering expenses.

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

On November 2, 2009, we closed an underwritten public offering of common stock, which included the full exercise of the underwriters’ overallotment option, and issued a total of approximately 22.2 million shares for net proceeds of approximately $181.2 million after deducting underwriting commissions. Of that amount, approximately $35.3 million was purchased by certain funds managed by GTCR. In addition, GTCR purchased approximately $12.8 million of non-voting common stock of the Company, equating to 1.6 million shares, through an exercise of its existing preemptive rights.

The net proceeds from both the 2009 public offerings, as well as from the sale of non-voting common stock, qualify as tangible common equity and Tier 1 capital and are being used to further capitalize our subsidiary banks in order to support continued growth and for working capital and other general corporate purposes, including possible FDIC-assisted acquisition transactions subject to satisfying eligibility requirements to participate in such transactions.

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

Table 23

Capital Measurements

(Dollars in thousands)

	December 31, 2009	December 31, 2008	Regulatory Minimum For “Well Capitalized”	Excess Over Required Minimums at 12/31/09
Regulatory capital ratios:
Total capital to risk-weighted assets	14.65%	10.32%	10.00%	$504,379
Tier 1 capital to risk-weighted assets	12.29%	7.24%	6.00%	681,356
Tier 1 leverage to average assets	11.17%	7.17%	5.00%	735,758
Other capital ratios:
Tangible common equity to tangible assets (1)	7.41%	4.49%
Tangible equity to tangible assets(2)	9.40%	5.07%
Tangible equity to risk-weighted assets(2)	10.36%	5.45%
Total equity to total assets(3)	10.25%	6.03%

(1)

Ratio is not subject to formal FRB regulatory guidance and is a non-U.S. GAAP financial measure. Computed as tangible common equity divided by tangible assets, where tangible common equity equals total equity less preferred stock, goodwill and other intangible assets and tangible assets equals total assets less goodwill and other intangible assets.

(2)

Ratio is not subject to formal FRB regulatory guidance and is a non-U.S. GAAP financial measure. Tangible equity equals total equity less goodwill and other intangible assets and tangible assets equals total assets less goodwill and other intangible assets.

(3)	Ratio is not subject to formal FRB regulatory guidance.

As of December 31, 2009, all of our $244.8 million of outstanding junior subordinated deferrable interest debentures held by trusts that issued guaranteed capital debt securities (“Debentures”) are included in Tier 1 capital. The Tier 1 qualifying amount is limited to 25% of Tier 1 capital under FRB regulations. For a full description of our Debentures and contingent convertible senior notes, refer to Notes 10 and 11 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.

For further details of the regulatory capital requirements and ratios as of December 31, 2009 and 2008, for the Company and the Banks, refer to Note 17 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.

Dividends

We declared dividends of $0.04 per common share during 2009. Based on the closing stock price at December 31, 2009 of $8.97, the annualized dividend yield on our common stock was 0.45%. Our ability to increase common stock dividends is subject to the applicable restrictions of the CPP relating to the sale of the preferred stock from the TARP program. Please refer to EESA in Supervision and Regulation of Item 1 of this Form 10-K for additional discussion of the CPP and TARP programs. Dividend payments by the Company are also subject to the provisions set forth in policies of the FRB.

The dividend payout ratio, which represents the percentage of dividends declared to stockholders to earnings per share, was -4.2% for 2009 and -9.5% for 2008. The dividend payout ratio has averaged approximately 14.0% for the past five years.

Stock Repurchase Program

Our ability to repurchase shares of our common stock is subject to the applicable restrictions of the CPP following the sale of the preferred stock to the Treasury under the TARP program. Please refer to EESA in Supervision and Regulation of Item 1 of this Form 10-K for additional discussion of the CPP and TARP programs.

In connection with restrictions on stock repurchases as part of the CPP, we terminated our repurchase program in February 2009. The restrictions on repurchases will not affect our ability to repurchase shares in connection with the administration of our employee benefit plans as such transactions are in the ordinary course and consistent with our past practice. During 2009 we repurchased 6,190 shares with a value of $9.95 per share with all repurchases associated with shares submitted in satisfaction of taxes and/or exercise price amounts in connection with the settlement of share-based compensation awards.

MARKET AND INTEREST RATE RISK

We are exposed to market risk from changes in interest rates that could affect our results of operations and financial condition. We manage our exposure to these market risks through our regular operating and financing activities. We have used derivatives in past years as an interest rate risk management tool and may use such instruments in the future; however we currently do not have any such instruments on our consolidated balance sheet as of December 31, 2009 and 2008.

Changes in market rates give us the opportunity to make changes to our investment securities portfolio as part of the implementation of our asset liability management strategies. Our net interest margin increased to 3.06% during 2009, as compared to 2.73% at December 31, 2008. During 2009, the declining cost on wholesale funds, short-term borrowings and deposits caught up with the downward repricing of our interest earning assets, both resulting from the decline in short term LIBOR rates and prime rate in 2008. Approximately 49% of the loan portfolio is indexed to LIBOR, 29% of the loan portfolio is indexed to the prime rate of interest, and another 4% of the total loan portfolio, otherwise adjusts with other short-term interest rates.

During 2009, we slowed the pace of fixed rate investment securities purchases as compared to 2008. Therefore, with the continued increase in floating rate loan assets in 2009, the our net interest income has become more sensitive to changes in interest rates at December 31, 2009 as compared to December 31, 2008. We will continue to consider the use of interest rate swaps in the future depending on changes in market rates of interest and our balance sheet structure to further mange our position.

LIQUIDITY RISK MANAGEMENT

The objectives of liquidity risk management are to ensure that we can meet our cash flow requirements, capitalize on business opportunities in a timely and cost effective manner and satisfy regulatory guidelines for liquidity imposed by bank regulators. Liquidity management involves forecasting funding requirements, assessing concentration risks and maintaining sufficient capacity to meet our clients’ needs and accommodate fluctuations in asset and liability levels due to changes in our business operations or unanticipated events. Liquidity is secured by managing the mix of financial instruments on the balance sheet and expanding potential sources of liquidity.

We manage liquidity at two levels: at the holding company level and at the bank subsidiary level. The management of liquidity at both levels is essential because the holding company and banking subsidiaries each have different funding needs and sources. Liquidity management is guided by policies formulated and monitored by our senior management and the banks’ asset/liability committees, which take into account the marketability of assets, the sources and stability of funding market conditions, the level of unfunded commitments and potential future loan and deposit growth.

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

Our bank subsidiaries’ principal sources of funds are client deposits, including large institutional deposits, wholesale market-based borrowings, capital contributions by the parent company, and cash from operations. Our bank subsidiaries’ principal uses of funds include funding growth in the core asset portfolios, including loans, and to a lesser extent, our investment portfolio, which is used primarily to manage interest rate and liquidity risk. The primary sources of funding for the holding company include dividends received from its bank subsidiaries, and proceeds from the issuance of senior, subordinated and convertible debt, as well as equity. Primary uses of funds for the parent company include repayment of maturing debt, interest paid to our debt holders, dividends paid to stockholders, and subsidiary funding through capital contributions.

Our client deposits, the most stable source of liquidity due to the nature of long-term relationships generally established with our clients, are available to provide long-term liquidity for our bank subsidiaries. At December 31, 2009, 77% of our total assets were funded by client deposits, compared to 60% at December 31, 2008. Client deposits for purposes of this ratio are defined to include all deposits less traditional brokered deposits and non-client CDARS®. Time deposits are included as client deposits since these deposits have historically not been volatile deposits for us.

While we first look toward internally generated deposits as a funding source, we continue to utilize wholesale funding sources, including brokered deposits, in order to enhance liquidity and to fund our loan growth. However, during 2009, we made a strategic decision to rely less heavily on brokered deposits as a funding source. Brokered deposits, excluding client CDARS®, decreased to 6%

of total deposits at December 31, 2009, compared to 25% of total deposits at December 31, 2008. During the fourth quarter 2009, we notified our brokers of our intent to call $94.0 million in brokered deposits during the first half of 2010. Our asset/liability management policy currently limits our use of brokered deposits excluding reciprocal CDARS® to levels no more than 40% of total deposits, and total brokered deposits to levels no more than 50% of total deposits. We do not expect these threshold limitations to limit our ability to grow. Refer to the section entitled “Risk Factors” in Item 1A in this Form 10-K for additional disclosures regarding our liquidity.

Liquid assets refer to cash on hand, federal funds sold, as well as available-for-sale securities. Net liquid assets represent the sum of the liquid asset categories less the amount of assets pledged to secure public funds and certain deposits that require collateral. At December 31, 2009, net liquid assets at the bank subsidiaries were $906.5 million at December 31, 2009 and $713.1 million at December 31, 2008.

Net cash inflows provided by operations were $87.5 million for the year ended December 31, 2009 compared to $45.0 million for the year ended December 31, 2008. Net cash outflows from investing activities were $1.8 billion for the year ended December 31, 2009, compared to $4.9 billion for prior year. Cash inflows from financing activities for the year ended December 31, 2009 were $2.0 billion compared to $5.0 billion in 2008.

Our subsidiary banks had unused overnight fed funds borrowings available for use of $376.0 million at December 31, 2009 and $171.0 million at December 31, 2008. Our total availability of overnight fed fund borrowings is not a committed line of credit and is dependent upon lender availability. At December 31, 2009, we also had $1.3 billion in borrowing capacity through the FRB discount window’s primary credit program, which includes federal term auction facilities. Our borrowing capacity changes each quarter subject to available collateral and FRB discount factors.

During the first half of 2009, we redeemed all of the $115.0 million in outstanding principal amount of our contingent convertible senior notes at a redemption price in cash equal to 100% of the principal amount, plus accrued and unpaid interest. The senior convertible notes were issued in March 2007 and paid interest semi-annually at a fixed rate of 3.63% per annum. The notes were convertible under certain circumstances into cash and, if applicable, shares of the Company’s common stock at an initial conversion price of $45.05 per share and were scheduled to mature on March 15, 2027.

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

We have numerous accounting policies, of which the most significant are presented in Note 1, “Summary of Significant Accounting Policies,” to the Notes to Consolidated Financial Statements of Item 8 of this Form 10-K. These policies, along with the disclosures presented in the other consolidated financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the consolidated financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has determined that our accounting policies with respect to the allowance for loan losses, goodwill and intangible assets, and income taxes are the accounting areas requiring subjective or complex judgments that are most important to our financial position and results of operations, and, as such, are considered to be critical accounting policies, as discussed below.

Allowance for Loan Losses

We maintain an allowance for loan losses at a level management believes is sufficient to absorb credit losses inherent in our loan portfolio. The allowance for loan losses represents our estimate of probable losses in the portfolio at each balance sheet date and is based on a review of available and relevant information. The allowance contains provisions for probable losses that have been identified relating to specific borrowing relationships as well as probable losses inherent in our loan portfolio and credit undertakings that are not specifically identified. Our allowance for loan losses is assessed quarterly to determine the appropriate level of the allowance. The amount of the allowance for loan losses is determined based on a variety of factors, including, among other factors, assessment of the credit risk of the loans in the portfolio, delinquent loans, impaired loans, evaluation of current economic conditions in the market area, actual charge-offs and recoveries during the period, industry loss averages and historical loss experience.

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

Goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis or more frequently if an event occurs or circumstances change that reduce the fair value of a reporting unit below its carrying amount. In the event that we conclude that all or a portion of our goodwill may be impaired, a noncash charge for the amount of such impairment would be recorded in earnings. Such a charge would have no impact on tangible capital.

The impairment testing process is conducted by assigning net assets and goodwill to each reporting unit. The fair value of each reporting unit is compared to the recorded book value, “step one”. If the fair value of the reporting unit exceeds its carrying value, goodwill is not considered impaired and “step two” is not considered necessary. If the carrying value of a reporting unit exceeds its fair value, the impairment test continues (“step two”) by comparing the carrying value of the reporting unit’s goodwill to the implied fair value of goodwill. The implied fair value is computed by adjusting all assets and liabilities of the reporting unit to current fair value with the offset adjustment to goodwill. The adjusted goodwill balance is the implied fair value of the goodwill. An impairment charge is recognized if the carrying fair value of goodwill exceeds the implied fair value of goodwill.

During 2009, in addition to our annual impairment test as of October 31, 2009, we completed an impairment test during the first quarter. In both tests, the step one analysis conducted for the PrivateWealth segment indicated that the estimated fair value exceeded its carrying value (including goodwill). Therefore, a step two analysis was not required for this reporting unit.

The step one analysis completed for the Banking segment indicated that the carrying value (including goodwill) of the reporting unit exceeded its estimated fair value. The annual valuation utilized market and income approach methodologies and applied a weighted average to each in order to determine the fair value of each reporting unit. Therefore, a step two analysis was performed for this segment, which indicated that the implied fair value of the goodwill of the Banking segment exceeded the carrying value (including goodwill) and no impairment charge was recorded in 2009.

Goodwill impairment testing is considered a “critical accounting estimate” as estimates and assumptions are made about future performance and cash flows, as well as other prevailing market factors. We engaged an independent valuation firm to assist in the computation of the fair value estimates of each reporting unit as part of its impairment assessment. In connection with obtaining an independent third party valuation, management provides certain information and assumptions that is utilized in the implied fair value calculation. Assumptions critical to the process include discount rates, asset and liability growth rates, and other income and expense estimates. We provided the best information currently available to estimate future performance for each reporting unit; however, future adjustments to these projections may be necessary if conditions differ substantially from the assumptions utilized in making these assumptions.

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

We are subject to the federal income tax laws of the United States and the tax laws of the states and other jurisdictions where we conduct business. We periodically undergo examination by various governmental taxing authorities. Such authorities may require that changes in the amount of tax expense be recognized when their interpretations of tax law differ from those of management, based on their judgments about information available to them at the time of their examinations. There can be no assurance that future events, such as court decisions, new interpretations of existing law or positions by federal or state taxing authorities, will not result in tax liability amounts that differ from our current assessment of such amounts, the impact of which could be significant to future results.

Temporary differences may give rise to deferred tax assets or liabilities, which are recorded on our Consolidated Statements of Financial Condition. We assess the likelihood that deferred tax assets will be realized in future periods based on weighing both positive and negative evidence and establish a valuation allowance for those deferred tax assets for which recovery is unlikely, based on a standard of “more likely” than not. In making this assessment, we must make judgments and estimates regarding the ability to realize these assets through: (a) the future reversal of existing taxable temporary differences, (b) future taxable income, (c) the possible application of future tax planning strategies, and (d) carryback to taxable income in prior years. We have not established a valuation allowance relating to our deferred tax assets at December 31, 2009. However, there is no guarantee that the tax benefits associated with these deferred tax assets will be fully realized. We have concluded, as of December 31, 2009, that it is more likely than not that such tax benefits will be realized.

In the preparation of income tax returns, tax positions are taken based on interpretation of federal and state income tax laws for which the outcome of such positions may not be certain. We periodically review and evaluate the status of uncertain tax positions and may establish tax reserves for tax benefits that may not be realized. The amount of any such reserves are based on the standards for determining such reserves as set forth in current accounting guidance and our estimates of amounts that may ultimately be due or owed (including interest). These estimates may change from time to time based on our evaluation of developments subsequent to the filing of the income tax return, such as tax authority audits, court decisions or other tax law interpretations. There can be no assurance that any tax reserves will be sufficient to cover tax liabilities that may ultimately be determined to be owed. At December 31, 2009, we had $667,000 of tax reserves established relating to uncertain tax positions that would favorably affect the Company’s effective tax rate if recognized in future periods.

For additional discussion of income taxes, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 1 and 15 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.

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

The following tables present the estimated interest rate sensitivity and periodic and cumulative gap positions calculated as of December 31, 2009 and 2008.

Analysis of Rate Sensitive Assets and Liabilities

(Dollars in thousands)

	Year ended December 31, 2009
	0 – 90 days	91–365 days	1 – 5 years	Over 5 years	Total
Interest-Earnings Assets
Fed funds sold	$196,101	$—	$—	$—	$196,101
Securities available-for-sale	128,520	275,694	795,325	325,236	1,524,775
Non-marketable equity investments	29,413	—	—	—	29,413
Net loans	6,935,595	692,709	1,177,080	46,401	8,851,785
Net covered assets	312,064	74,455	91,482	1,066	479,067

Total interest-earning assets	$7,601,693	$1,042,858	$2,063,887	$372,703	$11,081,141

Interest-Bearing Liabilities
Interest-bearing demand deposits	$—	$—	$—	$752,728	$752,728
Savings deposits	141,614	—	—	—	141,614
Money market accounts	3,939,210	—	—	—	3,939,210
Brokered deposits	467,209	996,820	100,538	1,572	1,566,139
Other time deposits	641,265	832,098	204,373	436	1,678,172
Short-term borrowings	11,975	203,000	—	—	214,975
Long-term borrowings	158,248	92,785	273,990	8,000	533,023

Total interest-bearing liabilities	$5,359,521	$2,124,703	$578,901	$762,736	$8,825,861

Cumulative
Rate sensitive assets (RSA)	$7,601,693	$8,644,551	$10,708,438	$11,081,141
Rate sensitive liabilities (RSL)	5,359,521	7,484,224	8,063,125	8,825,861
GAP (GAP = RSA – RSL)	2,242,172	1,160,327	2,645,313	2,255,280
RSA/RSL	141.84%	115.50%	132.81%	125.55%
RSA to total assets	63.04%	71.68%	88.80%	91.89%
RSL to total assets	44.44%	62.06%	66.86%	73.19%
GAP to total assets	18.59%	9.62%	21.94%	18.70%
GAP to total RSA	20.23%	10.47%	23.87%	20.35%

	Year ended December 31, 2008
	0 – 90 days	91–365 days	1 – 5 years	Over 5 years	Total
Interest-Earnings Assets
Fed funds sold	$4,542	$—	$—	$—	$4,542
Securities	59,630	215,478	738,251	376,440	1,389,799
FHLB stock	23,663	—	—	—	23,663
Net loans	6,074,990	703,018	1,103,355	42,771	7,924,134

Total interest-earning assets	$6,162,825	$918,496	$1,841,606	$419,211	$9,342,138

Interest-Bearing Liabilities
Interest-bearing demand deposits	$—	$—	$—	$232,099	$232,099
Savings deposits	15,644	—	—	—	15,644
Money market accounts	2,783,239	—	—	—	2,783,239
Brokered deposits	1,507,236	1,000,566	74,590	72,376	2,654,768
Other time deposits	816,411	655,515	126,880	208	1,599,014
Short-term borrowings	604,765	50,000	—	—	654,765
Long-term borrowings	133,248	—	480,545	5,000	618,793

Total interest-bearing liabilities	$5,860,543	$1,706,081	$682,015	$309,683	$8,558,322

Cumulative
Rate sensitive assets (RSA)	$6,162,825	$7,081,321	$8,922,927	$9,342,138
Rate sensitive liabilities (RSL)	5,860,543	7,566,624	8,248,639	8,558,322
GAP (GAP = RSA – RSL)	302,282	(485,303)	674,288	783,816
RSA/RSL	105.16%	93.59%	108.17%	109.16%
RSA to total assets	61.38%	70.53%	88.87%	93.04%
RSL to total assets	58.37%	75.36%	82.15%	85.24%
GAP to total assets	3.01%	-4.83%	6.72%	7.81%
GAP to total RSA	3.24%	-5.19%	7.22%	8.39%

Our primary way of estimating the potential impact of interest rate changes on our income statement is through the use of a simulation model based on our interest-earning asset and interest-bearing liability portfolios, assuming the size of these portfolios remains constant throughout the twelve month measurement period. The simulation assumes that assets and liabilities accrue interest on their current pricing basis. Assets and liabilities then re-price based on current terms and remain at that interest rate through the end of the measurement period. The model attempts to illustrate the potential change in net interest income if the foregoing occurred. The following table shows the estimated impact of an immediate change in interest rates as of December 31, 2009 and December 31, 2008.

Analysis of Net Interest Income Sensitivity

(Dollars in thousands)

	Immediate Change in Rates
	-50	+50	+100	+200	+300
December 31, 2009:
Dollar change	$6,623	$21,576	$31,959	$54,568	$79,604
Percent change	1.8%	5.8%	8.6%	14.7%	21.5%
December 31, 2008:
Dollar change	$(1,861)	$2,766	$5,151	$9,476	$14,911
Percent change	-0.9%	1.4%	2.5%	4.7%	7.3%

The estimated impact to our net interest income over a one year period is reflected in dollar terms and percentage change. As an example, this table illustrates that if there had been an instantaneous parallel shift in the yield curve of +100 basis points on December 31, 2009, net interest income would increase by $32.0 million or 8.6% over a one-year period, as compared to a net interest income increase of $5.2 million or 2.5% if there had been an instantaneous parallel shift of +100 basis points at December 31, 2008.

Changes in the effect on net interest income at December 31, 2009, compared to December 31, 2008 are due to the timing and nature of the re-pricing of rate sensitive assets to rate sensitive liabilities within the one year time frame. While the percent of net interest income is relatively consistent across the rate scenarios, the absolute dollar impact has increased in each scenario due to increases in our interest-earning asset and interest-bearing liability portfolios. During 2009, we slowed the growth in our fixed rate bond portfolio relative to 2008. The slowing of our fixed rate bond portfolio, and continued floating rate loan growth, funded by an increasing percentage of client deposits results in a balance sheet more sensitive to interest rate changes at December 31, 2009 compared to December 31, 2008. As the absolute level of short-term rates has dropped, more of our loans are approaching or hitting their floors, which has the result of moderating further rate sensitivity in falling rates.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders PrivateBancorp, Inc.:

We have audited the accompanying consolidated statements of financial condition of PrivateBancorp, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of PrivateBancorp, Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PrivateBancorp, Inc. and subsidiaries as of December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PrivateBancorp, Inc’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2010 expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP

Chicago, Illinois

March 1, 2010

PRIVATEBANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Amounts in thousands, except per share data)

	December 31,
	2009	2008
Assets
Cash and due from banks	$320,160	$131,848
Federal funds sold and other short-term investments	218,935	98,387
Loans held for sale	28,363	17,082
Securities available-for-sale, at fair value	1,569,541	1,425,564
Non-marketable equity investments	29,413	27,213
Loans – excluding covered assets, net of unearned fees	9,073,474	8,036,807
Allowance for loan losses	(221,688)	(112,672)

Loans, net of allowance for loan losses and unearned fees	8,851,786	7,924,135
Covered assets	502,034	—
Allowance for covered asset losses	(2,764)	—

Covered assets, net of allowance for covered asset losses	499,270	—
Other real estate owned	41,497	23,823
Premises, furniture, and equipment, net	41,344	34,201
Accrued interest receivable	35,562	34,282
Investment in bank owned life insurance	47,666	45,938
Goodwill	94,671	95,045
Other intangible assets	18,485	6,544
Derivative assets	71,540	74,999
Other assets	191,200	101,476

Total assets	$12,059,433	$10,040,537

Liabilities
Demand deposits:
Non-interest-bearing	$1,840,900	$711,693
Interest-bearing	752,728	232,099
Savings deposits and money market accounts	4,080,824	2,798,882
Brokered deposits	1,566,139	2,654,768
Other time deposits	1,678,172	1,599,014

Total deposits	9,918,763	7,996,456
Short-term borrowings	214,975	654,765
Long-term debt	533,023	618,793
Accrued interest payable	9,673	37,623
Derivative liabilities	71,958	76,497
Other liabilities	75,425	50,837

Total liabilities	10,823,817	9,434,971

Stockholders’ Equity
Preferred stock - no par value; authorized 1 million shares
Series A - issued and outstanding: 2009 – none, 2008 – 1,900 shares	—	58,070
Series B - $1,000 liquidation value: issued and outstanding: 2009 – 243,815 shares, 2008 – none	237,487	—
Common stock – no par value, $1.00 stated value
Voting, authorized: 2009 – 84.0 million shares, 2008 – 89.0 million shares; issued: 2009 – 68,333,000 shares, 2008 – 34,043,000 shares; outstanding: 2009 – 67,796,000 shares, 2008 – 33,568,000 shares	66,908	32,468
Nonvoting, authorized: 2009 – 5.0 million shares, 2008 – none; issued and outstanding 2009 – 3,536,000 shares, 2008 – none	3,536	—
Treasury stock, at cost: 2009 – 537,000 voting shares; 2008 – 475,000 voting shares	(18,489)	(17,285)
Additional paid-in capital	940,338	482,347
Retained earnings	(22,093)	22,365
Accumulated other comprehensive income, net of tax	27,896	27,568

Controlling interest stockholders’ equity	1,235,583	605,533

Noncontrolling interests	33	33

Total stockholders’ equity	1,235,616	605,566

Total liabilities and stockholders’ equity	$12,059,433	$10,040,537

See accompanying notes to consolidated financial statements.

PRIVATEBANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

	Years ended December 31,
	2009	2008	2007
Interest Income
Loans, including fees	$411,830	$367,104	$282,979
Federal funds sold and other short-term investments	1,112	1,145	1,011
Securities:
Taxable	58,663	28,657	14,584
Exempt from Federal income taxes	7,107	8,477	9,350

Total interest income	478,712	405,383	307,924

Interest Expense
Interest-bearing deposits	2,646	1,515	1,959
Savings deposits and money market accounts	29,635	48,880	68,446
Brokered and other time deposits	79,335	126,316	83,640
Short-term borrowings	8,094	12,787	9,558
Long-term debt	34,018	25,490	17,283

Total interest expense	153,728	214,988	180,886

Net interest income	324,984	190,395	127,038
Provision for loan and covered asset losses	199,419	189,579	16,934

Net interest (expense) income after provision for loan and covered asset losses	125,565	816	110,104

Non-interest Income
The PrivateWealth Group	15,459	16,968	16,188
Mortgage banking	8,930	4,158	4,528
Capital markets products	17,150	11,049	—
Treasury management	10,148	2,369	950
Bank owned life insurance	1,728	1,809	1,656
Banking and other services	11,659	4,453	2,604
Net securities gains (losses)	7,381	510	348
Early extinguishment of debt	(985)	—	—

Total non-interest income	71,470	41,316	26,274

Non-interest Expense
Salaries and employee benefits	123,653	116,678	71,219
Net occupancy expense	26,170	17,098	13,204
Technology and related costs	10,599	6,310	4,206
Marketing	9,843	10,425	6,099
Professional services	16,327	13,954	11,876
Investment manager expenses	2,322	3,299	3,432
Net foreclosed property expenses	5,675	6,217	2,229
Supplies and printing	1,465	1,627	1,084
Postage, telephone, and delivery	3,060	2,226	1,706
Insurance	22,607	7,408	1,937
Amortization of intangibles	1,737	1,164	966
Loan and collection expense	9,617	3,023	1,823
Other expenses	14,340	6,696	2,628

Total non-interest expense	247,415	196,125	122,409

(Loss) income before income taxes	(50,380)	(153,993)	13,969
Income tax (benefit) provision	(20,564)	(61,357)	2,471

Net (loss) income	(29,816)	(92,636)	11,498
Net income attributable to noncontrolling interests	247	309	363

Net (loss) income attributable to controlling interests	(30,063)	(92,945)	11,135
Preferred stock dividends and discount accretion	12,443	546	107

Net (loss) income available to common stockholders	$(42,506)	$(93,491)	$11,028

PRIVATEBANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME – (Continued)

(Amounts in thousands, except per share data)

Per Common Share Data
Basic	$(0.95)	$(3.16)	$0.50
Diluted	$(0.95)	$(3.16)	$0.49
Common dividends per share	$0.04	$0.30	$0.30
Weighted-average shares outstanding	44,516	29,553	21,572
Weighted-average diluted shares outstanding	44,516	29,553	22,286

See accompanying notes to consolidated financial statements.

PRIVATEBANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in thousands, except per share data)

	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Compre- hensive Income	Non- controlling Interests	Total
Balance at January 1, 2007	$—	$21,481	$(5,254)	$153,487	$121,539	$5,871	$33	$297,157
Comprehensive Income:
Net income	—	—	—	—	11,135	—	363	11,498
Other comprehensive income (1)	—	—	—	—	—	2,063	—	2,063

Total comprehensive income								13,561
Cash dividends:
Common stock ($0.30 per share)	—	—	—	—	(7,035)	—	—	(7,035)
Preferred stock	—	—	—	—	(107)	—	—	(107)
Issuance of preferred stock	41,000	—	—	—	—	—	—	41,000
Issuance of common stock	—	5,582	—	149,025	—	—	—	154,607
Purchase of treasury stock	—	—	(7,319)	—	—	—	—	(7,319)
Common stock issued under benefit plans	—	—	—	3,071	—	—	—	3,071
Excess tax benefit from share-based compensation	—	—	—	282	—	—	—	282
Stock repurchased in connection with benefit plans	—	162	(986)	592	—	—	—	(232)
Share-based compensation expense	—	—	—	7,350	—	—	—	7,350
Noncontrolling interests distributions	—	—	—	—	—	—	(363)	(363)

Balance at December 31, 2007	$41,000	$27,225	$(13,559)	$313,807	$125,532	$7,934	$33	$501,972
Comprehensive Income:
Net loss	—	—	—	—	(92,945)	—	309	(92,636)
Other comprehensive income (1)	—	—	—	—	—	19,634	—	19,634

Total comprehensive loss								(73,002)
Cash dividends:
Common stock ($0.30 per share)	—	—	—	—	(9,676)	—	—	(9,676)
Preferred stock	—	—	—	—	(546)	—	—	(546)
Issuance of preferred stock	17,070	—	—	—	—	—	—	17,070
Issuance of common stock	—	4,569	—	144,049	—	—	—	148,618
Common stock issued under benefit plans	—	674	—	3,622	—	—	—	4,296
Excess tax benefit from share-based compensation	—	—	—	2,065	—	—	—	2,065
Stock repurchased in connection with benefit plans	—	—	(3,726)	—	—	—	—	(3,726)
Share-based compensation expense	—	—	—	18,804	—	—	—	18,804
Noncontrolling interests distributions	—	—	—	—	—	—	(309)	(309)

Balance at December 31, 2008	$58,070	$32,468	$(17,285)	$482,347	$22,365	$27,568	$33	$605,566

(1)	Net of taxes and reclassification adjustments.

PRIVATEBANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY – (Continued)

(Amounts in thousands, except per share data)

	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Compre- hensive Income	Non- controlling Interests	Total
Balance at December 31, 2008	$58,070	$32,468	$(17,285)	$482,347	$22,365	$27,568	$33	$605,566
Comprehensive Income:
Net loss	—	—	—	—	(30,063)	—	247	(29,816)
Other comprehensive income(1)	—	—	—	—	—	328	—	328

Total comprehensive loss								(29,488)
Cash dividends:
Common stock ($0.04 per share)	—	—	—	—	(1,951)	—	—	(1,951)
Preferred stock	—	—	—	—	(11,214)	—	—	(11,214)
Issuance of preferred stock	236,257	—	—	—	—	—	—	236,257
Conversion of preferred stock to common stock	(58,070)	1,951	—	56,116	—	—	—	(3)
Issuance of common stock	—	35,674	—	373,981	—	—	—	409,655
Issuance of common stock warrants	—	—	—	7,558	—	—	—	7,558
Accretion of preferred stock discount	1,230	—	—	—	(1,230)	—	—	—
Common stock issued under benefit plans	—	351	—	775	—	—	—	1,126
Excess tax benefit from share-based compensation	—	—	—	(1,135)	—	—	—	(1,135)
Stock repurchased in connection with benefit plans	—	—	(1,204)	—	—	—	—	(1,204)
Share-based compensation expense	—	—	—	20,696	—	—	—	20,696
Noncontrolling interests distributions	—	—	—	—	—	—	(247)	(247)

Balance at December 31, 2009	$237,487	$70,444	$(18,489)	$940,338	$(22,093)	$27,896	$33	$1,235,616

(1)	Net of taxes and reclassification adjustments.

See accompanying notes to consolidated financial statements.

PRIVATEBANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Years ended December 31,
	2009	2008	2007
Operating Activities
Net loss	$(30,063)	$(92,945)	$11,135
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and covered asset losses	199,419	189,579	16,934
Depreciation of premises, furniture, and equipment	6,447	5,280	3,924
Net amortization of premium on securities	1,487	10	922
Net gains on securities	(7,381)	(510)	(348)
Net (gains) losses on sale of other real estate owned	(936)	4,878	1,705
Net accretion of discount on covered assets	(28,068)	—	—
Bank owned life insurance income	(1,728)	(1,809)	(1,656)
Net increase in deferred loan fees	8,589	18,788	917
Share-based compensation expense	20,596	19,692	7,350
Net increase in deferred income taxes	(64,810)	(36,725)	(8,440)
Net amortization of other intangibles	1,737	1,164	966
Change in loans held for sale	(11,281)	2,276	(4,844)
Correction of Lodestar goodwill	—	(1,704)	—
Fair market value adjustments on derivatives	(1,080)	1,518	(20)
Net increase in accrued interest receivable	(1,280)	(10,138)	(654)
Net (decease) increase in accrued interest payable	(27,950)	21,527	25
Net decrease (increase) in other assets	725	(76,382)	(11,376)
Net decrease in other liabilities	22,717	539	32,146

Net cash provided by operating activities	87,140	45,038	48,686

Investing Activities
Securities:
Proceeds from maturities, repayments, and calls	363,380	97,215	83,976
Proceeds from sales	265,778	55,520	13,678
Purchases	(768,898)	(1,022,061)	(140,176)
Net loan principal advanced	(1,190,574)	(4,003,370)	(684,496)
Acquisition of covered assets in FDIC-assisted transaction	(549,966)	—	—
Net decrease in covered assets	78,212	—	—
Net purchases of premises, furniture, and equipment	(13,589)	(13,881)	(8,111)

Net cash used in investing activities	(1,815,657)	(4,886,577)	(735,129)

Financing Activities
Net increase in deposit accounts	1,922,307	4,235,275	210,076
Proceeds from the issuance of debt	1,964,809	986,879	518,379
Repayment of debt	(2,490,368)	(373,310)	(241,125)
Proceeds from the issuance of preferred stock and common stock warrant	243,815	17,070	41,000
Proceeds from the issuance of common stock	409,655	148,618	154,607
Stock repurchased in connection with benefit plans	(1,204)	(3,726)	7,551
Cash dividends paid	(11,628)	(9,944)	(7,142)
Exercise of stock options and restricted share activity	1,126	4,296	3,071
Excess tax benefit from exercise of stock options and release of restricted stock awards	(1,135)	2,065	282

Net cash provided by financing activities	2,037,377	5,007,223	671,597

Net increase in cash and cash equivalents	308,860	165,684	(14,846)
Cash and cash equivalents at beginning of year	230,235	64,551	79,397

Cash and cash equivalents at end of year	$539,095	$230,235	$64,551

Cash paid during year for:
Interest	181,678	193,461	180,861
Income taxes	8,930	5,220	13,725

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations - PrivateBancorp, Inc. (“PrivateBancorp” or the “Company”) was organized as a Delaware corporation in 1989 to serve as the holding company for The PrivateBank and Trust Company (“PrivateBank – Chicago”), a de novo bank. We completed our initial public offering in June of 1999 and currently have two bank subsidiaries (the “Banks”) that operate through 23 offices in Atlanta, Chicago, Cleveland, Denver, Des Moines, Detroit, Kansas City, Milwaukee, Minneapolis, and St. Louis metropolitan areas. PrivateBancorp, through its PrivateBank subsidiaries, provides distinctive, highly personalized financial services to a growing array of successful middle market privately-held and public businesses, affluent individuals, wealthy families, professionals, entrepreneurs and real estate investors. We deliver a sophisticated suite of tailored credit and noncredit solutions, including lending, treasury management, investment products, capital markets products, and wealth management and trust services to meet our clients’ commercial and personal needs. Our clients also have access to mortgage loans offered through The PrivateBank Mortgage Company, a subsidiary of PrivateBancorp.

Principles of Consolidation - The accompanying consolidated financial statements include the accounts and results of operations of the Company and its wholly owned subsidiaries after elimination of all significant intercompany accounts and transactions. Assets held in a fiduciary or agency capacity are not assets of the subsidiaries and, accordingly, are not included in the consolidated financial statements.

Basis of Presentation - Certain reclassifications have been made to prior year amounts to conform to the current year presentation. For purposes of the Consolidated Statements of Cash Flows, management has defined cash and cash equivalents to include cash and due from banks, federal funds sold, and other short-term investments. Generally, federal funds are sold for one-day periods, but not longer than 30 days. Short-term investments generally mature in less than 30 days. We use the accrual basis of accounting for financial reporting purposes.

In preparing the consolidated financial statements, we have evaluated subsequent events for potential recognition or disclosure in the annual report on Form 10-K through March 1, 2010, the date on which the consolidated financial statements were issued. Refer to Note 24, “Subsequent Events” for the required disclosures.

Use of Estimates - The accounting and reporting policies of the Company and its subsidiaries conform to U.S. generally accepted accounting principles (“U.S. GAAP”) and general practice within the banking industry. The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The following is a summary of the significant accounting policies adhered to in the preparation of the consolidated financial statements.

Business Combinations - Business combinations are accounted for under the purchase method of accounting. Under the purchase method, assets and liabilities of the business acquired are recorded at their estimated fair value as of the date of acquisition, with any excess of the cost of the acquisition over the fair value of the net tangible and identifiable intangible assets acquired recorded as goodwill. Results of operations of the acquired business are included in the Consolidated Statements of Income from the effective date of acquisition.

Investment Securities Available-for-Sale - At the time of purchase, investment securities are classified as available-for-sale as management has the intent and ability to hold such securities for an indefinite period of time, but not necessarily to maturity. Any decision to sell available-for-sale securities would be based on various factors, including, but not limited to asset/liability management strategies, changes in interest rates or prepayment risks, liquidity needs, or regulatory capital considerations. Available-for-sale securities are carried at fair value with unrealized gains and losses, net of related deferred income taxes, recorded in stockholders’ equity as a separate component of other comprehensive income (“OCI”).

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

Purchases and sales of securities are recognized on a trade date basis. Realized securities gains or losses are reported in securities gains (losses), net in the Consolidated Statements of Income. The cost of securities sold is based on the specific identification method. On a quarterly basis, we make an assessment to determine whether there have been any events or circumstances to indicate that a security for which there is an unrealized loss is impaired on an other-than-temporary (“OTTI”) basis. This determination requires significant judgment. OTTI is considered to have occurred (1) if management intends to sell the security, (2) if it is more likely than not we will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of the expected cash flows is not sufficient to recover the entire amortized cost basis. For debt securities that we do not expect to sell or it is not more likely than not to be required to sell, the OTTI is separated into credit and noncredit components. The credit-related OTTI, represented by the expected loss in principal, is recognized in non-interest income, while noncredit-related OTTI is recognized in OCI. Noncredit-related OTTI results from other factors, including increased liquidity spreads and extension of the security. For securities which we do expect to sell, all OTTI is recognized in earnings. Presentation of OTTI is made in the income statement on a gross basis with a reduction for the amount of OTTI recognized in OCI. Once an other-than-temporary impairment is recorded, when future cash flows can be reasonably estimated, future cash flows are re-allocated between interest and principal cash flows to provide for a level-yield on the security.

Loans Held for Sale - Loans held for sale (“LHFS”) represent mortgage loan originations intended to be sold in the secondary market and other loans that management has an active plan to sell. LHFS may be carried at the lower of cost or fair value as determined on an aggregate basis by type of loan or carried at fair value where the Company has elected fair value accounting. The credit component of any write-down upon transfer of loans to LHFS is reflected in charge-offs. Where an election is made to subsequently carry the LHFS at fair value, any further decreases or subsequent increases in fair value are recognized in non-interest income on the Consolidated Statements of Income.

Where an election is made to subsequently carry LHFS at lower of cost or fair value (as is the case with mortgage loan originations), any further decreases are recognized in mortgage banking revenue in the Consolidated Statements of Income and increases in fair value are not recognized until the loans are sold. Fair value is determined based on quoted market rates or, in the case where a firm commitment has been made to sell the loan, the firm committed price. Gains and losses on the disposition of loans held for sale are determined on the specific identification method. Mortgage loans sold in the secondary market are sold without retaining servicing rights.

Loans - Loans are carried at the principal amount outstanding, net of unearned income, net deferred loan fees or costs, and any direct principal charge-offs. Interest income on loans is accrued based on principal amounts outstanding. Loan origination fees, fees for commitments that are expected to be exercised and certain direct loan origination costs are deferred and the net amount amortized over the estimated life of the related loan or commitment period as a yield adjustment. Other credit-related fees are recognized as fee income when earned.

Nonaccrual Loans - Generally, loans (including impaired loans) are designated as nonaccrual: (a) when either principal or interest payments are 90 days or more past due based on contractual terms unless the loan is sufficiently collateralized such that full repayment of both principal and interest is expected and is in the process of collection; or (b) when an individual analysis of a borrower’s creditworthiness indicates a credit should be placed on nonaccrual status. When a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the allowance for loan losses. Future interest income may only be recorded on a cash basis after recovery of principal is reasonably assured. Nonaccrual loans are returned to accrual status when the financial position of the borrower and other relevant factors indicate there is no longer doubt as to such collectability.

Loans are generally charged-off when deemed uncollectible. A loss is recorded at that time if the net realizable value can be quantified and it is less than the associated principal and interest.

Impaired Loans - A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments. When a loan has been identified as being impaired, the amount of impairment will be measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, when appropriate, the loan’s observable fair value or the fair value of the collateral if the loan is collateral dependent. All loans subject to evaluation and considered to be impaired are included in nonperforming assets.

If the measurement of the impaired loan is less than the recorded investment in the loan (including accrued interest, net of deferred loan fees and costs and unamortized premium or discount), impairment is recognized by creating a specific reserve as a component of the allowance for loan losses.

Restructured Loans - In cases where a borrower experiences financial difficulties and we make certain concessionary modifications to contractual terms, the loan is classified as a restructured loan. Modifications may include principal forgiveness, forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of collateral. The allowance for loan losses on restructured loans is determined by discounting the restructured cash flows by the original effective rate. Loans restructured at a rate equal to or greater than that of a new loan with comparable risk at the time the contract is modified may be excluded from the impairment assessment and may cease to be considered impaired loans in the calendar years subsequent to the restructuring if they are in compliance with modified terms.

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

Allowance for Loan Losses - The allowance for loan losses is maintained at a level believed adequate by management to absorb probable losses inherent in the loan portfolio. The allowance takes into consideration such factors as changes in the nature, volume, size and current risk characteristics of the loan portfolio, an assessment of individual problem loans, actual and anticipated loss experience, current economic conditions that affect the borrower’s ability to pay and other pertinent factors. Determination of the allowance is inherently subjective, as it requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends, all of which may be susceptible to significant change. Credit exposures deemed to be uncollectible are charged-off against the allowance, while recoveries of amounts previously charged-off are credited to the allowance. Additions to the allowance for loan losses are charged to operating expense through the provision for loan and covered asset losses. The amount charged to operating expense in any given year is dependent upon a number of factors including historic loan growth and changes in the composition of the loan portfolio, net charge-off levels, and our assessment of the allowance for loan losses based on the methodology discussed below.

The allowance for loan losses consists of two components calculated based on estimations performed pursuant to the requirements of current accounting guidance. The allowance for loan losses consists of: (i) general allocated reserves based on loan portfolio composition, risk rating distribution across loan type, historical losses and regional internal and external factors impacting bank performance; and (ii) specific reserves established for expected losses on individual loans as discussed in impaired loans above.

Reserve for Unfunded Commitments - We maintain a reserve for unfunded commitments at a level we believe to be sufficient to absorb estimated probable losses related to unfunded credit facilities. The reserve is included in other liabilities in the Consolidated Statements of Financial Condition. The reserve is computed using a methodology similar to that used to determine the general allocated component of the allowance for loan losses. Net adjustments to the reserve for unfunded commitments are included in other non-interest expense in the Consolidated Statements of Income.

Purchased Loans - Purchased loans acquired through portfolio purchases or in a business combination are accounted for under specialized accounting rules when the loans have evidence of credit deterioration since origination and for which it is probable that not all contractual payments will be collected (“purchased impaired loans”). Evidence of credit quality deterioration as of the purchase date may include statistics such as past due and non-accrual status, declines in current borrower FICO scores, geographic concentration and declines in current loan-to-value ratios. U.S. GAAP requires these loans to be recorded at fair value at acquisition date and prohibits the “carrying over” or the creation of valuation allowances in the initial accounting for loans acquired in a transfer.

The fair values for loans within the scope of the specialized accounting rules are determined by discounting both principal and interest cash flows expected to be collected using an observable discount rate for similar instruments with adjustments that management believes a market participant would consider in determining fair value. We estimate the cash flows expected to be collected at acquisition using internal models that incorporate management’s best estimate of current key assumptions, such as default rates, loss severity and payment speeds.

Under the specialized accounting rules, any excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized into interest income over the remaining life of the loan using the constant effective yield method when there is a reasonable expectation about amount and timing of such cash flows. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the non-accretable difference. Subsequent decreases to the expected cash flows will generally result in a provision for covered asset losses. Subsequent increases in cash flows result in a reversal of the provision for covered asset losses to the extent of prior charges or a reclassification of the difference from non-accretable to accretable with a positive impact on interest income.

For purchased loans not subject to the specialized accounting rules, differences between the purchase price and the unpaid principal balance at the date of acquisition are recorded in interest income over the life of the loan. Incurred credit losses are recorded at the purchase date through an allowance for credit losses. Decreases in expected cash flows after the purchase date are recognized by recording an additional allowance for credit losses.

Covered Assets - Purchased loans and foreclosed loan collateral covered under loss sharing or similar credit protection agreements with the Federal Deposit Insurance Corporation (“FDIC”) are reported separately on the face of the Consolidated Statements of Financial Condition inclusive of the fair value of expected reimbursement cash flows the Company expects to receive from the FDIC under those agreements. Similarly, credit losses on those assets are determined net of the expected reimbursement from the FDIC.

Other Real Estate Owned - Other real estate owned (“OREO”) is comprised of property acquired through foreclosure proceedings or acceptance of a deed-in-lieu of foreclosure in partial or total satisfaction of certain loans. Properties are recorded at the lower of the recorded investment in the loan at the time of acquisition or the fair value, determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources, adjusted for estimated selling costs. Any write-downs in the carrying value of a property at the time of acquisition are charged against the allowance for loan losses. Any subsequent write-downs to reflect current fair market value, as well as gains or losses on disposition and revenues or expenses incurred in maintain such properties are treated as period costs and reported in non-interest expense in the Consolidated Statements of Income.

Depreciable Assets - Premises, furniture and equipment, and leasehold improvements are stated at cost less accumulated depreciation. Depreciation expense is determined by the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized on a straight-line basis over the shorter of the life of the asset or the lease term. Rates of depreciation are generally based on the following useful lives: buildings, 30-40 years; leasehold improvements, typically 1-16 years; and furniture and equipment, 3-7 years. Gains on dispositions are included in other income, and losses on dispositions are included in other expense in the Consolidated Statements of Income. Maintenance and repairs are charged to operating expenses as incurred, while improvements that extend the useful life of assets are capitalized and depreciated over the estimated remaining life.

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

Bank Owned Life Insurance (“BOLI”) - BOLI represents life insurance policies on the lives of certain Company officers for which the Company is the beneficiary. These policies are recorded as an asset on the Consolidated Statements of Financial Condition at their cash surrender value, or the amount that could be realized currently. The change in cash surrender value and insurance proceeds received are recorded as BOLI income in non-interest income in the Consolidated Statements of Income.

Goodwill and Other Intangible Assets - Goodwill represents the excess of purchase price over the fair value of net assets acquired using the purchase method of accounting. Other intangible assets represent purchased assets that also lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset, or liability. Goodwill is tested at the reporting unit level at least annually for impairment or more often if events or circumstances indicate that there may be impairment. The Company has determined that its operating segments qualify as reporting units under U.S. GAAP. Fair values of reporting units are determined using either market-based valuation multiples for comparable businesses if available, or discounted cash flow analyses based on internal financial forecasts. If the fair value of a reporting unit exceeds its net book value, goodwill is considered not to be impaired.

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

Fiduciary Assets and Assets Under Management - Assets held in a fiduciary capacity for clients are not included in the consolidated financial statements as they are not assets of the Company or its subsidiaries. Fiduciary and asset management fees are generally determined based upon market values of assets under management as of a specified date during the period and are included as a component of non-interest income in the Consolidated Statements of Income.

Brokered Deposits - We utilize brokered deposits as liquidity and asset-liability management tools in the normal course of business. Certain brokered deposits we issue contain a purchased option, retained by us, to call (redeem) the brokered deposit prior to maturity at a specified date. Upon issuance of brokered deposits, we recognize a liability that reflects the fees paid to brokers for raising the funds in the retail market. The deferred broker commissions are amortized to interest expense as an adjustment to the brokered deposit yield over the contractual maturity of the brokered deposit. In the event we notify the certificate holders of our intent to exercise the call option on the callable brokered deposit, the remaining unamortized broker commissions are amortized to the call date.

Advertising Costs - All advertising costs are expensed in the period they are incurred.

Loss Contingencies - Loss contingencies, including claims and legal actions arising in the ordinary course of business are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.

Derivative Financial Instruments - In the ordinary course of business, we enter into derivative transactions as part of our overall interest rate risk management strategy to minimize significant unplanned fluctuations in earnings and cash flows caused by interest rate volatility. All derivative instruments are recorded at fair value as either other assets or other liabilities. Subsequent changes in a derivative’s fair value are recognized in earnings unless specific hedge accounting criteria are met.

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

At the hedge’s inception and at least quarterly thereafter, a formal assessment is performed to determine whether changes in the fair values or cash flows of the derivative instruments have been highly effective in offsetting changes in the fair values or cash flows of the hedged item and whether they are expected to be highly effective in the future. If a derivative instrument designated as a hedge is terminated or ceases to be highly effective, hedge accounting is discontinued prospectively and the gain or loss is amortized to earnings over the remaining life of the hedged asset or liability (fair value hedge) or over the same period(s) that the forecasted hedged transactions impact earnings (cash flow hedge). If the hedged item is disposed of, or the forecasted transaction is no longer probable, any fair value adjustments are included in the gain or loss from the disposition of the hedged item. In the case of a forecasted transaction that is no longer probable, the gain or loss is included in earnings immediately.

We also offer various derivative products to clients and enter into derivative transactions in due course. The transactions are not linked to specific Company assets or liabilities in the balance or to forecasted transactions in an accounting hedge relationship and, therefore, do not qualify for hedge accounting. They are carried at fair value on the Consolidated Statements of Financial Condition as derivative assets and derivative liabilities with changes in fair value recorded in capital market product revenue in the Consolidated Statements of Income.

Income Taxes - The Company and its subsidiaries file a consolidated Federal income tax return. The provision for income taxes is based on income reported in the Consolidated Statements of Income, rather than amounts reported on our income tax return.

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

We periodically review and evaluate the status of uncertain tax positions and may establish tax reserves for tax benefits that may not be realized. The amount of any such reserves are based on the standards for determining such reserves as set forth in current accounting guidance and our estimates of amounts that may ultimately be due or owed, including interest.

Net Earnings Per Common Share (“EPS”) - Net earnings per common share is based on net earnings applicable to common stockholders which is net of the preferred stock dividend. Basic EPS is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. The basic EPS computation excludes the dilutive effect of all common stock equivalents. Diluted EPS is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding plus all potential common shares. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Our potential common shares represent shares issuable under its various incentive compensation plans and convertible debt. Such common stock equivalents are computed based on the treasury stock method using the average market price for the period. Due to our net loss for the years ended December 31, 2009 and 2008, diluted net earnings per common share for those years excludes common stock equivalents because the effect is anti-dilutive.

Treasury Stock - Treasury stock acquired is recorded at cost and is carried as a reduction of stockholders’ equity in the Consolidated Statements of Financial Condition.

Share-Based Compensation - Share-based compensation cost is recognized as expense for stock options and restricted stock awards issued to employees and non-employee directors based on the fair value of these awards at the date of grant. A binomial option-pricing model is utilized to estimate the fair value of stock options, while the closing market price of the Company’s common stock at the date of grant is used for restricted stock awards. The costs are recognized ratably on a straight-line basis over the requisite service period, generally defined as the vesting period for the awards. When an award is granted to an employee who is retirement eligible, the compensation cost of these awards is recognized over the period up to the date an employee first become eligible to retire. The amortization of share-based compensation reflects estimated forfeitures adjusted for actual forfeiture experience. As compensation expense is recognized, a deferred tax asset is recorded that represents an estimate of the future tax deduction from exercise or release of restrictions. At the time share-based awards are exercised, cancelled, expire, or restrictions are released, we may be required to recognize an adjustment to tax expense, depending on the market price of the Company’s stock at that time. Share-based compensation expense is included in “salaries and wages” in the Consolidated Statements of Income.

For additional details on our share-based compensation plans, refer to Note 16, “Share-Based Compensation and Other Benefits.”

Comprehensive Income - Comprehensive income consist of two components, reported net income and other comprehensive income. Other comprehensive income refers to revenue, expenses, gains, and losses that under U.S. GAAP are recorded as an element of stockholders’ equity but are excluded from reported net income. We include changes in unrealized gains or losses on securities available-for-sale, net of tax, in other comprehensive income in the Consolidated Statements of Changes in Stockholders’ Equity.

Preferred Stock - Preferred stock ranks senior to common stock with respect to dividends and has preference in the event of liquidation. The shares of fixed rate cumulative perpetual preferred stock, Series B (“Series B Preferred Stock”) issued to the United States Treasury (“U.S. Treasury”) under the TARP Capital Purchase Program (“CPP”) of the Emergency Economic Stabilization Act of 2008 and the warrants issued under the CPP are accounted for as permanent equity on the Consolidated Statements of Financial Condition. The proceeds received were allocated between the Series B Preferred Stock and the warrants based upon their relative fair values as of the date of issuance which resulted in the recording of a discount on the Series B Preferred Stock upon issuance that reflects the value allocated to the warrants. The discount is accreted by a charge to retained earnings using the effective interest method over the expected life of the preferred stock of five years.

The Series B Preferred Stock pays cumulative dividends at a rate of five percent per annum until the fifth anniversary of the date of issuance, and thereafter at a rate of nine percent per annum. Dividends are payable quarterly in arrears and accrued as earned over the period the Series B Preferred Stock is outstanding. Preferred dividends paid (declared and accrued) and the related accretion is deducted from net income for computing income available to common stockholders and earnings per share computations.

Segment Disclosures - Operating segments are components of a business that (i) engage in business activities from which it may earn revenues and incur expenses; (ii) has operating results that are reviewed regularly by the entity’s chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance; and (iii) for which discrete financial information is available. Our chief operating decision maker evaluates the operations of the Company under three operating segments, Banking, PrivateWealth and Holding Company Activities. Refer to Note 21 “Operating Segments” for additional disclosure regarding the performance of our operating segments.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

Noncontrolling Interests - Effective January 1, 2009 we adopted new guidance issued by the Financial Accounting Standards Board “FASB” which changes the accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest should be reported as a component of equity in the consolidated financial statements. This also required expanded disclosures that identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of an entity. The Company’s sole noncontrolling interest relates to its 75.35% interest in Lodestar Investment Counsel, LLC (“Lodestar”). The retrospective adoption of this guidance on January 1, 2009 did not have a material impact on our consolidated statements of financial condition, results of operations and liquidity.

Business Combinations - Effective January 1, 2009, we adopted new guidance the FASB issued which establishes principles and requirements for the acquirer in a business combination, including: (a) the acquisition date will be the date the acquirer obtains control; (b) all (and only) identifiable assets acquired, liabilities assumed, and noncontrolling interests in the acquiree will be stated at fair value on the acquisition date; (c) assets or liabilities arising from noncontractual contingencies will be measured at their acquisition date fair value only if it is more likely than not that they meet the definition of an asset or liability on the acquisition date; (d) adjustments subsequently made to the provisional amounts recorded on the acquisition date will be made retroactively during a measurement period not to exceed one year; (e) acquisition-related restructuring costs will be expensed rather than included in the cost of the acquisition; (f) transaction costs will be expensed as incurred, except for debt or equity issuance costs which will be accounted for in accordance with other generally accepted accounting principles; (g) reversals of deferred income tax valuation allowances and income tax contingencies will be recognized in earnings subsequent to the measurement period; and (h) the allowance for loan losses of an acquiree will not be permitted to be recognized by the acquirer, rather, credit-related factors are now incorporated directly into the fair value of loans. In addition, this guidance requires new and modified disclosures surrounding subsequent changes to acquisition-related contingencies, contingent consideration, noncontrolling interests, acquisition-related transaction costs, fair values and cash flows not expected to be collected for acquired loans, and an enhanced goodwill roll-forward.

We apply this guidance to all business combinations completed on or after January 1, 2009. The adoption of this guidance on January 1, 2009 did not have a material impact on our consolidated statements of financial condition, results of operations and liquidity.

Convertible Debt Instruments - Effective January 1, 2009, we adopted new guidance issued by the FASB which clarifies that certain convertible debt instruments should be separately accounted for as liability and equity components. The guidance requires the issuer of certain convertible securities that may be settled partially in cash on conversion to separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This guidance applies to our contingent convertible senior notes (which were redeemed during the first and second quarters of 2009) discussed in Note 9, “Short-Term Debt” to the Consolidated Financial Statements and required retroactive application for our 2007 and 2008 financial statements. The adoption of this guidance on January 1, 2009 did not have a material impact on our financial position, results of operations and liquidity.

Participating Securities - Effective January 1, 2009, we adopted new guidance issued by the FASB which clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. We grant restricted stock and RSUs under our stock-based compensation programs, which entitle the recipients to receive nonforfeitable dividends during the vesting period on a basis equivalent to the dividends paid to holders of common stock. These unvested awards meet the definition of participating securities. The two-class method excludes from earnings per common share calculations any dividends paid or owed to participating securities and any undistributed earnings considered to be attributable to participating securities. All previously reported earnings per share data has been retrospectively adjusted to conform with the provisions of this guidance. Our adoption of this guidance did not have a material effect on either our financial position, results of operations and liquidity.

The following table presents the impact of accounting standards adopted during the first quarter 2009.

Impact of Retrospective Application of New Accounting Guidance Impacting

Convertible Debt, Noncontrolling Interests, and Participating Securities

(Amounts in thousands, except per share data)

	As Reported December 31, 2007	Impact of Retrospective Adoption of New Accounting Guidance		Adjusted Balance December 31, 2007

Total assets	$4,990,205	$(732)		$4,989,473
Total liabilities	4,489,412	(1,911	)(1)	4,487,501
Total stockholders’ equity	500,793	1,179	(1)	501,972
Total interest expense	179,802	1,084		180,886
Income before income taxes	14,690	(721	)(1)	13,969
Income tax provision	2,883	(412)		2,471
Net income	11,807	(309	)(1)	11,498
Diluted earnings per share	$0.53	$(0.04	)(2)	$0.49

	As Reported December 31, 2008	Impact of Retrospective Adoption of New Accounting Guidance		Adjusted Balance December 31, 2008

Total assets	$10,040,742	$(205)		$10,040,537
Total liabilities	9,435,510	(539	)(1)	9,434,971
Total stockholders’ equity	605,232	334	(1)	605,566
Total interest expense	213,626	1,362		214,988
Loss before income taxes	(152,940)	(1,053	)(1)	(153,993)
Income tax benefit	(60,839)	(518)		(61,357)
Net loss	(92,101)	(535	)(1)	(92,636)
Diluted earnings per share	$(3.13)	$(0.03)		$(3.16)

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

Fair Value Measurements - In April 2009, the FASB issued new guidance which provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This guidance identifies several factors that a reporting entity should evaluate to determine whether there has been a significant decrease in the volume and level of activity for an asset or liability. If the reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity, transactions or quoted prices may not be determinative of fair value (for example, there may be increased instances of transactions that are not orderly), further analysis of the transactions or quoted prices is needed, and a significant adjustment to the transactions or quoted prices may be necessary to estimate fair value. This also provides guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of this guidance on April 1, 2009 did not have a material impact on our financial position, consolidated results of operations or liquidity position.

Other-Than-Temporary Impairment - In April 2009, the FASB issued new guidance which modified existing OTTI guidance for debt securities, modified the “intent and ability” indicator for recognizing OTTI, and changed the trigger used to assess the collectability of cash flows from “probable that the investor will be unable to collect all amounts due” to “the entity does not expect to recover the entire amortized cost basis of the security.” This guidance changed the total amount recognized in earnings when there are credit losses associated with an impaired debt security and management asserts that it does not have the intent to sell the security and it is more likely than not that it will not have to sell the security before recovery of its cost basis. In those situations, impairment shall be separated into (a) the amount representing a credit loss and (b) the amount related to non-credit factors. The amount of impairment related to credit losses shall be recognized in earnings. The credit loss component of an OTTI, representing an increase in credit risk, shall be determined by the reporting entity using its best estimate of the present value of cash flows expected to be collected from the debt security. The amount of impairment related to non-credit factors shall be recognized in other comprehensive income. The previous cost basis less impairment recognized in earnings becomes the new cost basis of the security and shall not be adjusted for subsequent recoveries in fair value. However, the cost basis shall be adjusted for accretion of the difference between the new cost basis and the present value of cash flows expected to be collected (portion of impairment in other comprehensive income). The total OTTI is presented in the consolidated statements of income with a reduction for the amount of the OTTI that is recognized in other comprehensive income, if any.

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

This guidance expands the disclosure requirements for interim and annual periods to provide more detail on the types of available-for-sale and held-to-maturity debt securities held by major security type, including information about investment in unrealized loss position for which OTTI has or has not been recognized. In addition, disclosure is required for the reasons why an OTTI was recognized in earnings and the method and inputs used to calculate the portion of the impairment (or credit loss) recognized in earnings. The new guidance also expands disclosures by requiring entities to disclose its inputs and valuation assumptions for both interim and annual periods. In addition, disclosures are to be presented by major security type (such as commercial mortgage-backed securities or collateralized debt obligations), rather than disclosure by major category (such as trading securities and available-for-sale securities). The adoption of this guidance on April 1, 2009 did not have a material impact on our financial position, consolidated results of operations or liquidity position.

Fair Value Disclosures - Effective April 1, 2009, we adopted new guidance the FASB issued which enhances consistency in financial reporting about fair value of financial instruments by increasing the frequency of such disclosures for interim reporting periods of publicly traded companies as well as in annual financial statements. The adoption of this guidance on April 1, 2009 did not have a material impact on our financial position, consolidated results of operations or liquidity position.

Subsequent Events - Effective April 1, 2009, we adopted new guidance the FASB issued which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements. This guidance also sets forth the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of this guidance on April 1, 2009 did not have a material impact on our financial position, consolidated results of operations and liquidity.

Accounting Pronouncements Pending Adoption

Accounting for Transfers of Financial Assets - In June 2009, the FASB issued accounting guidance related to the transfer of financial assets. This guidance removes the exception for qualifying special-purpose entities from consolidation guidance and the exception that permitted sale accounting for certain guaranteed mortgage securitizations when a transferor had not surrendered control over the transferred financial assets. The new guidance also establishes conditions for accounting and reporting of a transfer of a portion of a financial asset, modifies the asset sale/derecognition criteria, and changes how retained interests are initially measured. The new guidance is expected to provide greater transparency about transfers of financial assets and a transferor’s continuing involvement, if any, with the transferred assets. This guidance will be effective for the Company beginning January 1, 2010. The adoption of this guidance on January 1, 2010 did not have a material impact on our financial position, consolidated results of operations or liquidity position.

Variable Interest Entities - In June 2009, the FASB issued accounting guidance related to variable interest entities. This guidance replaces a quantitative-based risks and rewards calculation for determining which entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which entity has the power to direct the activities of a variable interest entity that most significantly impact its economic performance and the obligation to absorb its losses or the right to receive its benefits. This guidance requires reconsideration of whether an entity is a variable interest entity when any changes in facts or circumstances occur such that the holders of the equity investment at risk, as a group, lose the power to direct the activities of the entity that most significantly impact the entity’s economic performance. It also requires ongoing assessments of whether a variable interest holder is the primary beneficiary of a variable interest entity. This guidance will be effective for the Company beginning January 1, 2010. The adoption of this guidance on January 1, 2010 did not have a material impact on our financial position, consolidated results of operations or liquidity position.

In January 2010, the FASB issued an accounting standard providing additional guidance relating to fair value measurement disclosures. Specifically, companies will be required to separately disclose significant transfers into and out of Level 1 and Level 2 measurements in the fair value hierarchy and the reasons for those transfers. Significance should generally be based on earnings and total assets or liabilities, or when changes are recognized in other comprehensive income, based on total equity. Companies may take different approaches in determining when to recognize such transfers, including using the actual date of the event or change in circumstances causing the transfer, or using the beginning or ending of a reporting period. For Level 3 fair value measurements, the new guidance requires presentation of separate information about purchases, sales, issuances and settlements. Additionally, the FASB also clarified existing fair value measurement disclosure requirements relating to the level of disaggregation, inputs, and valuation techniques. This accounting standard will be effective for the Company beginning January 1, 2010, except for the detailed Level 3 disclosures, which will be effective beginning January 1, 2011. The adoption of the applicable provisions of the standard on January 1, 2010 did not have a material impact on the Company’s financial position, consolidated results of operations or liquidity position as the standard addresses financial statement disclosures only.

3.	FDIC-ASSISTED ACQUISITION

On July 2, 2009, The PrivateBank - Chicago, acquired certain assets and assumed substantially all of the deposits of the former Founders Bank (“Founders”) from the FDIC. The transaction consisted of approximately $843 million in assets, including $181 million in investments and $592 million in loans. The PrivateBank - Chicago assumed $791 million in liabilities including $767 million in non-brokered deposits and $24 million in Federal Home Loan Bank (“FHLB”) advances. Assets totaling approximately $843 million were purchased at a discount of $54 million. The PrivateBank - Chicago and the FDIC entered into a loss sharing agreement regarding future losses incurred on loans and foreclosed loan collateral existing at July 2, 2009. Under the terms of the loss-sharing agreements, the FDIC generally will assume 80% of the first $173 million of credit losses and 95% of the credit losses in excess of $173 million.

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

The following table presents the carrying amount of the covered assets at December 31, 2009 and consists of loans subject to the specialized accounting rules related to purchased impaired loans, loans not subject to those rules and other assets.

Covered Assets

(Amounts in thousands)

	Purchased Impaired Loans	Other Loans	Other Assets	Total

Commercial loans	$13,390	$65,495	$—	$78,885
Commercial real estate loans	78,378	147,746	—	226,124
Residential mortgage loans	289	59,858	—	60,147
Consumer installment and other	2,083	10,847	508	13,438
Foreclosed real estate	—	—	14,770	14,770
Asset in lieu			560	560
Estimated loss reimbursement by the FDIC	—	—	108,110	108,110

Total gross covered assets	$94,140	$283,946	$123,948	$502,034

As of the date of acquisition, the preliminary estimate of the contractually required payments receivable for all purchased impaired loans acquired in the Founders transaction were $236.2 million, the cash flows expected to be collected were $133.9 million including interest, and the estimated fair value of the loans were $102.2 million. The fair values for loans within the scope of the specialized accounting rules are determined by discounting both principal and interest cash flows expected to be collected using an observable discount rate for similar instruments with adjustments that management believes a market participant would consider in determining fair value. We estimate the cash flows expected to be collected at acquisition using internal models that incorporate management’s best estimate of current key assumptions, such as default rates, loss severity and payment speeds. Assets acquired and liabilities assumed are recorded at their preliminary estimated fair values. Because of the estimation process required, certain refinements may be made to finalize these carrying values upon completion of the analysis of the fair values of assets and liabilities.

Under the specialized accounting rules, any excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized into interest income over the remaining life of the loan using the constant effective yield method when there is a reasonable expectation about amount and timing of such cash flows. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the non-accretable difference. Subsequent decreases to the expected cash flows will generally result in a provision for covered asset losses. Subsequent increases in cash flows result in a reversal of the provision for total covered asset losses to the extent of prior charges or a reclassification of the difference from non-accretable to accretable with a positive impact on interest income.

During fourth quarter 2009, a $2.8 million allowance for covered asset losses was established related to the purchased impaired loans and was based on an in-depth analysis of the loans at a pool level.

Changes in the carrying amount and accretable yield for loans that evidenced deterioration at the acquisition date were as follows for the twelve months ended December 31, 2009.

Change in Purchased Impaired Loans Accretable Yield and Carrying Amount

(Amounts in thousands)

	Twelve Months Ended December 31, 2009
	Accretable Yield	Carrying Amount of Loans
Balance at beginning of period	$—	$—
Purchases (1)	31,725	102,154
Payments received	—	(4,603)
Charge-offs/disposals	(2,912)	(6,111)
Reclassifications (to) from nonaccretable difference, net	8,677	—
Accretion	(2,700)	2,700

Balance at end of period	$34,790	$94,140

(1)	Represents the fair value of the loans at acquisition.

4.	SECURITIES

Securities Portfolio

(Amounts in thousands)

	December 31,
	2009				2008
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Securities Available-for-Sale
U.S. Treasury	$16,758	$212	$—	$16,970	$117,875	9,795	—	$127,670
U.S. Agency	10,292	23	—	10,315	—	—	—	—
Collateralized mortgage obligations	168,974	7,410	(20)	176,364	263,393	4,664	(942)	267,115
Residential mortgage-backed securities	1,162,924	30,389	(1,595)	1,191,718	803,115	22,840	(13)	825,942
Corporate collateralized mortgage obligations	—	—	—	—	6,499	—	(259)	6,240
State and municipal	165,828	8,451	(105)	174,174	190,461	8,395	(259)	198,597

Total	$1,524,776	$46,485	$(1,720)	$1,569,541	$1,381,343	45,694	(1,473)	$1,425,564

Non-marketable Equity Securities
FHLB stock	$22,791	$—	$—	$22,791	$23,663	—	—	$23,663
Other	6,622	—	—	6,622	3,550	—	—	3,550

Total	29,413	$—	$—	$29,413	$27,213	—	—	$27,213

Non-marketable equity securities primarily include Community Reinvestment Act-qualified investments and Federal Reserve Bank (“FRB”) and Federal Home Loan Bank (“FHLB”) stock. Our participating subsidiary banks are required to maintain these equity securities as a member of both the FRB and FHLB, and in amounts as required by the institutions. These equity securities are “restricted” in that they can only be sold back to the respective institutions or another member institution at par. Therefore, they are less liquid than other tradable equity securities. Their fair value is equal to amortized cost, and no other-than-temporary impairments have been recorded on these securities during 2009, 2008, or 2007.

The carrying value of securities available-for-sale, which were pledged to secure public deposits, trust deposits and for other purposes as permitted or required by law, totaled $726.8 million at December 31, 2009 and $778.3 million at December 31, 2008.

Excluding securities issued or backed by the U.S. Government and its agencies and U.S. Government-sponsored enterprises, there were no investments in securities from one issuer that exceeded 10% of consolidated stockholders’ equity on December 31, 2009 or 2008.

The following table presents the aggregate amount of unrealized losses and the aggregate related fair values of securities with unrealized losses as of December 31, 2009 and 2008. The securities presented are grouped according to the time periods during which the securities have been in a continuous unrealized loss position.

Securities In Unrealized Loss Position

(Amounts in thousands)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
As of December 31, 2009
Collateralized mortgage obligations	$3,617	$(20)	$—	$—	$3,617	$(20)
Residential mortgage-backed securities	334,903	(1,595)	—	—	334,903	(1,595)
State and municipal	8,176	(105)	—	—	8,176	(105)

Total	$346,696	$(1,720)	$—	$—	$346,696	$(1,720)

As of December 31, 2008
Collateralized mortgage obligations	$40,768	$(942)	$—	$—	$40,768	$(942)
Residential mortgage-backed securities	—	—	3,274	(13)	3,274	(13)
Corporate collateralized mortgage obligations	6,240	(259)	—	—	6,240	(259)
State and municipal	15,132	(219)	3,919	(40)	19,051	(259)

Total	$62,140	$(1,420)	$7,193	$(53)	$69,333	$(1,473)

There were no securities in an unrealized loss position for greater than 12 months at December 31, 2009. The unrealized losses reported for collateralized mortgage obligations and residential mortgage-backed securities were caused by increases in interest rates and the contractual cash flows of those investments are primarily guaranteed by either U.S. Government agencies or by U.S. Government-sponsored enterprises. Accordingly, we believe the credit risk embedded in these securities to be inherently low. The unrealized losses in our investments in state and municipal securities are due to increases in interest rates and the Company expects to recover the entire amortized cost basis of the securities.

Since the declines in fair value on our securities are attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2009.

Remaining Contractual Maturity of Securities

(Amounts in thousands)

	December 31, 2009
	Amortized Cost	Fair Value
One year or less	$17,312	$17,526
One year to five years	21,760	22,746
Five years to ten years	85,067	88,626
After ten years	68,739	72,561
Collateralized mortgage obligations	168,974	176,364
Residential mortgage-backed securities	1,162,924	1,191,718
Non-marketable equity securities	29,413	29,413

Total	$1,554,189	$1,598,954

Securities Gains (Losses)

(Amounts in thousands)

	Years ended December 31,
	2009	2008	2007

Proceeds from sales	$265,778	$55,520	$13,678

Gross realized gains	$8,527	$1,468	$390
Gross realized losses	(1,146)	(958)	(42)

Net realized gains	$7,381	$510	$348

Income tax provision on net realized gains	$2,826	$195	$138

For additional details of the securities available-for-sale portfolio and the related impact of unrealized gains (losses) thereon, see Note 13, “Stockholders’ Equity.”

5.	LOANS

Loan Portfolio (excluding covered assets) (1)

(Amounts in thousands)

	December 31,
	2009	2008
Commercial and industrial	$3,820,698	$3,437,130
Owner-occupied commercial real estate	835,913	538,688

Total commercial	4,656,611	3,975,818
Commercial real estate	2,293,996	1,980,271
Commercial real estate – multifamily	521,001	403,690

Total commercial real estate	2,814,997	2,383,961

Construction	719,224	815,150
Residential real estate	319,463	328,138
Home equity	220,025	191,934
Personal	343,154	341,806

Total loans	$9,073,474	$8,036,807

Deferred loan fees included in total loans	$29,577	$20,988

Overdrawn demand deposits included in total loans	$32,335	$37,514

(1)	Refer to Note 3 “FDIC-Assisted Acquisition” for a detailed discussion on covered assets.

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

Book Value of Loans Pledged

(Amounts in thousands)

	December 31,
	2009	2008
Loans pledged to secure:
Federal Reserve Bank discount window borrowings	$2,594,710	$3,522,226
Federal Home Loan Bank advances	318,842	735,660

Total	$2,913,552	$4,257,886

Related Party Loans

Some of our executive officers and directors are, and have been during the preceding year, clients of our banks, and some of our executive officers and directors are direct or indirect owners of 10% or more of the stock of corporations which are, or have been in the past, clients of the banks. As clients, they have had transactions with the banks, in the ordinary course of business of the banks, including borrowings, that are or were on substantially the same terms (including interest rates and collateral on loans) as those prevailing at the time for comparable transactions with nonaffiliated persons. In the opinion of management, none of the transactions involved more than the normal risk of collectability or presented any other unfavorable features. The aggregate amount of loans attributable to persons who were related parties totaled $69.6 million at the beginning and $72.8 million at the end of 2009. During 2009, new loans to related parties aggregated $29.4 million and repayments totaled $26.2 million. All loans to and/or other borrowings by related parties were performing as of December 31, 2009.

Impaired Loans

Impaired, Nonaccrual, and Past Due Loans (excluding covered assets) (1)

(Amounts in thousands)

	December 31,
	2009	2008
Impaired loans:
Impaired loans with valuation reserve required (2)	$215,266	$1,322
Impaired loans with no valuation reserve required	180,181	130,597

Total impaired loans	$395,447	$131,919

Nonperforming loans:
Nonaccrual loans	$395,447	$131,919
Loans past due 90 days and still accruing interest	—	—

Total nonperforming loans	$395,447	$131,919

(1)	Refer to Note 3 “FDIC-Assisted Acquisition” for a detailed discussion on covered assets.
(2)	These impaired loans require a valuation reserve because the estimated value of the loans is less than the recorded investment in the loans.

Impaired Loans (excluding covered assets) (1)

(Amounts in thousands)

	Years Ended December 31,
	2009	2008	2007

Valuation reserve related to impaired loans	$65,760	$330	$2,964
Average impaired loans	$246,517	$71,252	$18,654
Interest income forgone on impaired loans	$11,237	$4,079	$1,403

6.	ALLOWANCE FOR LOAN LOSSES

Allowance for Loan Losses (excluding covered assets) (1)

(Amounts in thousands)

	Years Ended December 31,
	2009	2008	2007

Balance at beginning of year	$112,672	$48,891	$38,069
Loans charged-off	(101,260)	(126,686)	(6,316)
Recoveries of loans previously charged-off	11,410	888	204

Net loans charged-off	(89,850)	(125,798)	(6,112)
Provision for loan losses	198,866	189,579	16,934

Balance at end of year	$221,688	$112,672	$48,891

(1)	Refer to Note 3 “FDIC-Assisted Acquisition” for a detailed discussion on covered assets.

A portion of our allowance for loan losses is allocated to loans deemed impaired. All impaired loans are included in nonperforming assets. Refer to Note 5, “Loans” for additional information on impaired loans.

The reserve for unfunded credit commitments totaled $1.5 million at December 31, 2009, compared to $840,000 at December 31, 2008.

7.	PREMISES, FURNITURE, AND EQUIPMENT

Premises, Furniture, and Equipment

(Amounts in thousands)

	December 31,
	2009	2008

Land	$1,227	$110
Building	6,773	1,640
Leasehold improvements	29,235	28,495
Furniture and equipment	38,466	31,241

Total cost	75,701	61,486
Accumulated depreciation	(34,357)	(27,285)

Net book value	$41,344	$34,201

Depreciation expense on premises, furniture, and equipment totaled $6.4 million in 2009, $5.3 million in 2008, and $4.4 million in 2007.

At December 31, 2009, we were obligated under certain non-cancelable operating leases for premises and equipment, which expire at various dates through the year 2023. Many of these leases contain renewal options, and certain leases provide options to purchase the leased property during or at the expiration of the lease period at specific prices. Some leases contain escalation clauses calling for rentals to be adjusted for increased real estate taxes and other operating expenses, or proportionately adjusted for increases in the consumer or other price indices. The following summary reflects the future minimum rental payments, by year, required under operating leases that, as of December 31, 2009, have initial or remaining non-cancelable lease terms in excess of one year.

Operating Leases

(Amounts in thousands)

Total
Year ending December 31,
2010	$10,572
2011	10,721
2012	10,406
2013	10,532
2014	10,457
2015 and thereafter	67,353

Total minimum lease payments	$120,041

Rental expense charged to operations amounted to $11.5 million in 2009, $6.7 million in 2008, and $6.1 million in 2007, including amounts paid under short-term cancelable leases. In 2009, occupancy expense has been reduced by rental income from premises leased to others in the amount of $210,000.

8.	GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the Carrying Amount of Goodwill by Operating Segment

(Amounts in thousands)

	Banking	Private Wealth	Holding Company Activities	Consolidated

Balance as of December 31, 2007	$81,755	$11,586	$—	$93,341

Accounting correction	—	1,704	—	1,704

Balance as of December 31, 2008	81,755	13,290	—	95,045

Tax benefit adjustment	—	(374)	—	(374)

Balance as of December 31, 2009	$81,755	$12,916	$—	$94,671

Goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis. Consistent with prior years, the Company has elected to conduct its annual impairment testing as of October 31, 2009. Due to changes in the business climate and the resulting decline in financial services stock prices, during 2009, management also completed an interim review of goodwill in the first quarter. These interim reviews of goodwill indicated that the carrying value (including goodwill) of the Banking segment exceeded its estimated fair value. Therefore, a step two analysis was performed for this segment, which indicated that the implied fair value of the goodwill of the Banking segment exceeded the carrying value (including goodwill). Therefore, no impairment charge was recorded. There were no impairment charges recorded in 2009, 2008, or 2007. However, market valuations of financial services companies remain depressed relative to book values due to continuing uncertainty. As a result, management believes it may be necessary to continue to evaluate goodwill for impairment on a more frequent basis depending upon current market conditions, results of operations, and other factors. It is possible that a future conclusion could be reached that all or a portion of the Company’s goodwill may be impaired, in which case a non-cash charge for the amount of such impairment would be recorded in earnings. Such a charge, if any, would have no impact on tangible capital and would not affect the Company’s “well-capitalized” designation.

Goodwill decreased by $374,000 during 2009 due to an adjustment for tax benefits associated with the goodwill attributable to Lodestar Investment Counsel, LLC (“Lodestar”), an investment management firm and subsidiary of the Company. In June 2008, we recorded a $1.7 million increase to goodwill in the PrivateWealth operating segment associated with the 2002 acquisition of an 80% interest in Lodestar. At the time of acquisition, we did not properly reflect the value of certain contractual “put” rights related to the minority interest owned by the principals of Lodestar resulting in an understatement of goodwill. This accounting correction was made in accordance with current accounting guidance.

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

Other Intangible Assets

(Amounts in thousands)

	Gross Carrying Amount		Accumulated Amortization		Net Carrying Amount
	2009	2008	2009	2008	2009	2008
Core deposit intangible	$18,093	$5,715	$3,084	$2,039	$15,009	$3,676
Client relationships	4,900	3,600	1,772	1,438	3,128	2,162
Assembled workforce	736	736	388	30	348	706

Total	$23,729	$10,051	$5,244	$3,507	$18,485	$6,544

During the third quarter 2009, we recorded $12.4 million and $1.3 million in core deposit and client relationship intangibles, respectively, in connection with the Founders transaction. Amortization expense totaled $1.7 million in 2009, $1.2 million in 2008, and $966,000 in 2007. The weighted average remaining life as of December 31, 2009 was 7 years for core deposit intangibles, 9 years for client relationships and 2 years for assembled workforce intangibles.

Scheduled Amortization of Other Intangible Assets

(Amounts in thousands)

Total
Year ending December 31,
2010	$1,645
2011	1,487
2012	2,673
2013	3,101
2014	3,190
2015 and thereafter	6,389

Total	$18,485

9.	DEPOSITS

Summary of Deposits

(Amounts in thousands)

	December 31,
	2009	2008
Non-interest bearing deposits	$1,840,900	$711,693
Interest-bearing deposits	752,728	232,099
Savings deposits	141,614	15,644
Money market accounts	3,939,210	2,783,238
Time deposits less than $100,000	569,792	909,345
Time deposits of $100,000 or more (1)	2,674,519	3,344,437

Total deposits	$9,918,763	$7,996,456

(1)	Includes brokered deposits.

Maturities of Time Deposits of $100,000 or More (1)

(Amounts in thousands)

2009
Maturing within 3 months	$967,873
After 3 but within 6 months	770,922
After 6 but within 12 months	726,589
After 12 months	209,135

Total	$2,674,519

(1)	Includes brokered deposits.

10.	SHORT-TERM BORROWINGS

Summary of Short-term Borrowings

(Amounts in thousands)

	December 31, 2009		December 31, 2008
	Amount	Rate	Amount	Rate
Securities sold under agreements to repurchase	$3,975	0.60%	$102,083	1.46%
Federal funds purchased	—	—	200,000	0.36%
Federal Home Loan Bank (“FHLB”) advances	211,000	2.74%	218,002	2.50%
Contingent convertible senior notes	—	—	114,680	3.63%
Credit facility	—	—	20,000	1.73%

Total short-term borrowings	$214,975		$654,765

Securities sold under agreements to repurchase and federal funds purchased generally mature within 1 to 90 days from the transaction date. Securities sold under agreements to repurchase are treated as financings, and the obligations to repurchase securities sold are reflected as a liability in the Consolidated Statements of Financial Condition. Repurchase agreements are secured by U.S. Treasury, mortgage-backed securities or collateralized mortgage obligations and, if required, are held in third party pledge accounts. During the second quarter 2009, we redeemed a $97.0 million repurchase agreement in connection with the sale of the related collateral, incurring a $1.0 million early extinguishment of debt charge. The securities underlying the agreements remain in the respective asset accounts. As of December 31, 2009, we did not have amounts at risk under repurchase agreements with any individual counterparty or group of counterparties that exceeded 10% of stockholders’ equity.

Our subsidiary banks had unused overnight fed funds borrowings available for use of $376.0 million at December 31, 2009 and $171.0 million at December 31, 2008. Our total availability of overnight fed fund borrowings is not a committed line of credit and is dependent upon lender availability. At December 31, 2009, we also had $1.3 billion in borrowing capacity with none outstanding through the FRB discount window’s primary credit program, which includes federal term auction facilities. Our borrowing capacity changes each quarter subject to available collateral and FRB discount factors.

Incident to the merger of our bank subsidiaries other than The PrivateBank, N.A. into The PrivateBank-Chicago, and because The PrivateBank-Chicago is not a FHLB member, our access to FHLB borrowings has been reduced to that available through our remaining FHLB member bank, The PrivateBank, N.A. advances outstanding prior to the bank mergers remain outstanding to the extent not matured and are secured by qualifying residential and multi-family mortgages and state and municipal and mortgage-related securities. FHLB advances reported as short-term borrowings represent advances with a remaining maturity of one year or less. Our short-term FHLB advances have a weighted average interest rate of 2.74% at December 31, 2009 and 2.50% at December 31, 2008, payable monthly. At December 31, 2009, the weighted average remaining maturities of FHLB short-term advances were 6.6 months.

During the first and second quarters of 2009, we redeemed all of the $115.0 million in outstanding principal amount of our contingent convertible senior notes at a redemption price in cash equal to 100% of the principal amount, plus accrued and unpaid interest. The senior convertible notes were issued in March 2007 and paid interest semi-annually at a fixed rate of 3.63% per annum. The notes were convertible under certain circumstances into cash and, if applicable, shares of the Company’s common stock at an initial conversion price of $45.05 per share and were scheduled to mature on March 15, 2027.

During the first quarter 2009, we repaid in full $20.0 million under the credit facility. The credit facility matured in the third quarter 2009 and was not renewed by us.

11.	LONG-TERM DEBT

Long-Term Debt

(Amounts in thousands)

	December 31,
	2009	2008
Parent Company:
2.90% junior subordinated debentures due 2034 (1)(a)	$8,248	$8,248
6.00% junior subordinated debentures due 2035 (2) (a)	51,547	51,547
6.10% junior subordinated debentures due 2035 (3) (a)	41,238	41,238
10.00% junior subordinated debentures due 2068 (a)	143,760	143,760

Subtotal	244,793	244,793

Subsidiaries:
Federal Home Loan Bank advances	168,230	254,000
3.76% subordinated debt facility due 2015 (4)(b)	120,000	120,000

Subtotal	288,230	374,000

Total long-term debt	$533,023	$618,793

(1)	Variable rate in effect at December 31, 2009, based on three month LIBOR + 2.65%.
(2)	Rate remains in effect until December 15, 2010, then reverts to variable at three-month LIBOR + 1.50%.
(3)	Rate remains in effect until September 15, 2010, then reverts to variable at three-month LIBOR + 1.71%.
(4)	Variable rate in effect at December 31, 2009, based on LIBOR + 3.50%.
(a)	Qualify as Tier I capital for regulatory capital purposes, subject to certain limits.
(b)	Qualify as Tier II capital for regulatory capital purposes.

The amounts above are reported net of any unamortized discount and fair value adjustments recognized in connection with debt acquired through acquisitions.

We have $244.8 million in junior subordinated debentures issued to four separate wholly-owned trusts for the purpose of issuing Company-obligated mandatorily redeemable preferred securities. Refer to Note 12, “Junior Subordinated Debentures,” for further information on the nature and terms of these and previously issued debentures.

Long-term advances from the FHLB had weighted-average interest rates of 2.97% at December 31, 2009 and 3.33% at December 31, 2008. These advances, which had a combination of fixed and floating interest rates, were secured by qualifying residential and multi-family mortgages and state and municipal and mortgage-related securities. At December 31, 2009, the weighted average remaining maturities of FHLB long-term advances were 25.5 months.

The PrivateBank - Chicago has $120.0 million outstanding under a 7-year subordinated debt facility. The debt facility has a variable rate of interest based on LIBOR plus 3.50%, per annum, payable quarterly and re-prices quarterly. The debt may be prepaid at any time prior to maturity without penalty and is subordinate to our senior indebtedness.

We reclassify long-term debt to short-term borrowings when the remaining maturity becomes less than one year.

Scheduled Maturities of Long-Term Debt

(Amounts in thousands)

Total
Year ending December 31,
2011	$118,230
2012	35,000
2013	5,000
2014	2,000
2015 and thereafter	372,793

Total	$533,023

12.	JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES HELD BY TRUSTS THAT ISSUED GUARANTEED CAPITAL DEBT SECURITIES

As of December 31, 2009, we sponsored and wholly owned 100% of the common equity of four trusts that were formed for the purpose of issuing Company-obligated mandatorily redeemable preferred securities (“Trust Preferred Securities”) to third-party investors and investing the proceeds from the sale of the Trust Preferred Securities solely in junior subordinated debt securities of the Company (the “Debentures”). The Debentures held by the trusts, which totaled $244.8 million, are the sole assets of each trust. Our obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The guarantee covers the distributions and payments on liquidation or redemption of the Trust Preferred Securities, but only to the extent of funds held by the trusts. We have the right to redeem the Debentures in whole or in part, on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date. We used the proceeds from the sales of the Debentures for general corporate purposes.

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

Common Stock, Preferred Securities, and Related Debentures

(Amounts and number of shares in thousands)

							Principal Amount of Debentures (3)
	Issuance Date	Common Shares Issued	Trust Preferred Securities Issued (1)	Coupon Rate (2)	Earliest Redemption Date (on or after)	Maturity	2009	2008

Bloomfield Hills Statutory Trust I	May 2004	$248	$8,000	2.90%	Jun. 17, 2009	Jun. 2034	$8,248	8,248

PrivateBancorp Statutory Trust II	Jun. 2005	1,547	50,000	6.00%	Sep. 15, 2010	Sep. 2035	51,547	51,547

PrivateBancorp Statutory Trust III	Dec. 2005	1,238	40,000	6.10%	Dec. 15, 2010	Dec. 2035	41,238	41,238

PrivateBancorp Statutory Trust IV	May 2008	10	143,750	10.00%	Jun. 13, 2013	Jun. 2068	143,760	143,760

Total		$3,043	$241,750				$244,793	$244,793

(1)

The trust preferred securities accrue distributions at a rate equal to the interest rate and maturity identical to that of the related debentures. The trust preferred securities will be redeemed upon maturity of the related debentures.

(2)

The coupon rate for the Bloomfield Hills Statutory Trust I is the variable rate in effect at December 31, 2009 and is based on three month LIBOR plus 2.65% with distributions payable quarterly. The coupon rates for the PrivateBancorp Statutory Trusts II and III are fixed for the initial five years from issuance and thereafter at a variable rate based on three-month LIBOR plus 1.71% for Trust II and three-month LIBOR plus 1.50% for Trust III. The coupon rate for the PrivateBancorp Statutory Trust IV is fixed. Distributions for Trusts II, III and IV are payable quarterly. We have the right to defer payment of interest on the debentures at any time or from time to time for a period not exceeding five years provided no extension period may extend beyond the stated maturity of the debentures. During such extension period, distributions on the trust preferred securities will also be deferred, and our ability to pay dividends on its common stock will be restricted.

(3)

The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the Debentures at maturity or their earlier redemption. The Debentures are redeemable in whole or in part prior to maturity at any time after the dates shown in the table, and earlier at our discretion if certain conditions are met, and, in any event, only after we have obtained FRB approval, if then required under applicable guidelines or regulations. The Federal Reserve has the ability to prevent interest payments on Debentures.

13.	STOCKHOLDERS’ EQUITY

TARP Capital Purchase Program

In January 2009, we issued 243,815 shares of fixed rate cumulative perpetual preferred stock, Series B (“Series B Preferred Stock”) to the U.S. Treasury under the CPP of the Emergency Economic Stabilization Act of 2008 for proceeds of $243.8 million. Cumulative dividends on the Series B Preferred Stock are payable at five percent per annum for the first five years and at a rate of nine percent per annum thereafter on the liquidation preference of $1,000 per share. We are prohibited from paying any dividend with respect to shares of our common stock unless all accrued and unpaid dividends are paid in full on the Series B Preferred Stock for all past dividend periods. The Series B Preferred Stock is non-voting, other than class voting rights on matters that could adversely affect the Series B Preferred Stock. The Series B Preferred Stock is callable at par after three years. Prior to the end of three years, the Series B Preferred Stock may be redeemed with the proceeds from one or more qualified equity offerings of any Tier 1 perpetual preferred or common stock of at least $61.0 million (each a “Qualified Equity Offering”). The redemption price is equal to the sum of the liquidation amount per share and any accrued and unpaid dividends on the Series B preferred Stock. The U.S. Treasury may also transfer the Series B Preferred Stock to a third party at any time. Notwithstanding the foregoing limitations, the American Recovery and Reinvestment Act of 2009 (“ARRA”) requires the U.S. Treasury, subject to consultation with appropriate banking regulators, to permit participants in the CPP to redeem preferred stock issued under the CPP without regard to whether the recipient has completed a Qualified Equity Offering or replaced such funds from any other source, or to any waiting period.

In conjunction with the purchase of the Company’s Series B Preferred Stock, the U.S. Treasury received a ten year warrant to purchase up to 1,290,026 shares of the Company’s common stock (subject to adjustment as described in the following paragraph) with an aggregate market price equal to $36.6 million or 15% of the Series B Preferred Stock. The warrant’s exercise price of $28.35 per share was calculated based on the average closing price of the Company’s common stock on the 20 trading days ending on the last trading day prior to the date of the U.S. Treasury’s approval of our application under the CPP. The U.S. Treasury may not exercise or transfer the warrants with respect to more than half of the initial shares of common stock underlying the warrants prior to the earlier of (a) the date on which we receive aggregate gross proceeds of not less than $243.8 million from one or more Qualified Equity Offerings and (b) December 31, 2009. The ARRA provides that the U.S. Treasury may liquidate these warrants if we fully redeem the Series B Preferred Stock either as a result of redemption by us at a market price determined under the warrants or sale by the U.S. Treasury to third party.

The terms of the warrant provided that the number of shares of common stock issuable upon the exercise of the warrant would be reduced by 50% in the event that we received aggregate gross proceeds of at least $243.8 million from one or more Qualified Equity Offerings prior to December 31, 2009. In December 2009, as a result of the completion of two Qualified Equity Offerings during 2009 pursuant to which we received aggregate gross proceeds in excess of $243.8 million, we received confirmation from representatives of the U.S. Department of the Treasury that the number of shares of common stock issuable upon exercise of the warrant was reduced by 50 percent from 1,290,026 to 645,013 shares.

The Series B Preferred Stock and the warrants issued under the CPP are accounted for as permanent equity on the Consolidated Statements of Financial Condition. The proceeds received were allocated between the Series B Preferred Stock and the warrants based upon their relative fair values as of January 30, 2009, the date of issuance, which resulted in the recording of a discount on the Series B Preferred Stock upon issuance that reflects the value allocated to the warrants. The discount is accreted by a charge to retained earnings using the effective interest method over five years and reported as a reduction of income applicable to common equity over that period. The allocated carrying value of the Series B Preferred Stock and warrants on the date of issuance (based on their relative fair values) were $236.3 million and $7.6 million, respectively. The Series B Preferred Stock and warrants qualify as Tier 1 regulatory capital.

Under the terms of our agreements with the U.S. Treasury in connection with our participation in the CPP, we may increase quarterly common stock dividends at any time, but are precluded from raising the quarterly dividend above $0.075 per share prior to January 30, 2012, the date that is three years following the sale of the Series B Preferred Stock to the U. S. Treasury. Furthermore, as a bank holding company, our ability to pay dividends is subject to the guidelines of the FRB regarding capital adequacy and dividends and we are required to consult with the FRB before declaring or paying any dividends. Dividends also may be limited as a result of safety and soundness considerations. Refer to the section entitled “Supervision and Regulation” in this Form 10-K for a discussion of regulatory and other restrictions on dividend declarations. Our quarterly common stock dividend for each of the four quarters of 2009 was $0.01 per share.

Issuance of Common Stock

The following table presents a summary of the Company’s common stock offerings during 2009.

Summary of Common Stock Offerings

	Common Stock Public Offering			Non-voting Common Stock (1)
	May 2009	November 2009		November 2009		Total
Number of shares issued	11,600,000	19,324,051		1,330,720		32,254,771
Underwriters overallotment:
Fully exercised	—	2,898,607		254,159		3,152,766
Partially exercised (of 1.74 million shares)	266,673	—		—		266,673

Total shares issued	11,866,673	22,222,658	(2)	1,584,879		35,674,210

Price	$19.25	$8.50		$8.075	(3)
Proceeds, net of underwriters commissions but before offering expenses (in 000’s)	$217,012	$181,211		$12,798 $		411,021

(1)

Purchased by certain affiliates of GTCR Golder Raunder II, LLC (‘GTCR”) through an exercise of its existing preemptive rights (based on the November aggregate public offering amount, less the amount being purchased by GTCR in the offering, including the exercise by the underwriters of their option to purchase additional shares). The non-voting common stock converts into common stock on a one-for-one basis.

(2)	Includes $35.3 million purchased by GTCR.
(3)	Equals the public offering price less the underwriting discount per share.

The net proceeds from the May and November 2009 public offerings, as well as from the sale of non-voting common stock, qualifies as tangible common equity and Tier 1 capital. In addition, in December 2009 as a result of the completion of the 2009 offerings, the number of shares of common stock issuable upon exercise of the warrant held by the U.S. Treasury was reduced by 50 percent from 1,290,026 to 645,013 shares.

In 2008 we completed a public offering of approximately 4.6 million shares of newly issued common stock at a public offering price of $34.00 per share, for net proceeds of $149.1 million after deducting underwriting commissions and included underwriters partial exercise of their over-allotment option of an additional 568,700 shares.

Issuance of Series A Preferred Stock and Conversion Transactions

During the second quarter 2008, we sold $17.0 million of our Series A Preferred Stock to certain funds managed by an affiliate of GTCR in connection with the exercise of GTCR’s pre-emptive rights triggered by the June 2008 public offering. GTCR purchased 522.963 shares of our Series A Preferred Stock, which is convertible into 522,963 common shares and has no voting rights. In June 2009, GTCR converted all of the shares of the Series A Preferred Stock that it owned into shares of our non-voting common stock pursuant to its terms as more fully described below.

In June 2009, we amended our amended and restated certificate of incorporation to (1) create a new class of non-voting common stock (the “Non-voting Common Stock”), and (2) amend and restate the Certificate of Designations of the Company’s Series A Junior Non-voting Preferred Stock (the “Series A Preferred Stock”) to provide, among other things, that the shares of Series A Preferred Stock are convertible only into shares of Non-voting Common Stock. Under the amended terms of the Series A Preferred Stock, each share of Series A Preferred Stock is convertible into one share of Non-voting Common Stock. We issued 1,951,037 shares of Non-voting Common Stock to GTCR upon notice of conversion by GTCR of all of its 1,951.037 shares of Series A Preferred Stock. The shares of Series A Preferred Stock held and converted by GTCR represented all of the issued and outstanding shares of Series A Preferred Stock on such date. We also entered into an amendment to our existing Preemptive and Registration Rights Agreement with GTCR pursuant to which we agreed, among other things, to register the shares of common stock issuable upon conversion of the newly issued shares of Non-voting Common Stock for resale under the Securities Act of 1933.

Comprehensive Income

Comprehensive income includes net income as well as certain items that are reported directly within a separate component of stockholders’ equity that are not considered part of net income. Currently, our accumulated other comprehensive income consists of the unrealized gains (losses) on securities available-for-sale.

Components of Other Comprehensive Income

(Amounts in thousands)

	Years Ended December 31,
	2009			2008			2007
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax

Securities available-for-sale:
Unrealized holding gains (losses)	$8,439	$3,246	$5,193	$32,740	$12,461	$20,279	$3,636	$1,356	$2,280
Less: Reclassification of net (gains) losses included in net income	(7,896)	(3,031)	(4,865)	(1,048)	(403)	(645)	(348)	(131)	(217)

Net unrealized holding gains (losses)	$543	$215	$328	$31,692	$12,058	$19,634	$3,288	$1,225	$2,063

Change in Accumulated Other Comprehensive Income

(Amounts in thousands)

Total Accumulated Other Comprehensive Income

Balance, December 31, 2006	$5,871
2007 other comprehensive income	2,063

Balance, December 31, 2007	7,934
2008 other comprehensive income	19,634

Balance, December 31, 2008	27,568
2009 other comprehensive income	328

Balance, December 31, 2009	$27,896

14.	EARNINGS PER COMMON SHARE

Basic and Diluted Earnings per Share

(Amounts in thousands, except per share data)

	Years ended December 31,
	2009	2008	2007
Basic earnings per common share

Net loss attributable to controlling interests	$(30,063)	$(92,945)	$11,135
Preferred dividends and discount accretion of preferred stock	12,443	546	107

Net loss available to common stockholders	(42,506)	(93,491)	11,028
Less: Earnings allocated to participating stockholders	—	—	—

Earnings allocated to common stockholders	$(42,506)	$(93,491)	$11,028

Weighted-average common shares outstanding	44,516	29,553	21,572

Basic earnings per common share	$(0.95)	$(3.16)	$0.51

	Years ended December 31,
	2009	2008	2007
Diluted earnings per common share

Earnings allocated to common stockholders (1)	$(42,506)	$(93,491)	$11,028

Weighted-average common shares outstanding (2):
Weighted-average common shares outstanding	44,516	29,553	21,572
Dilutive effect of stock awards	—	—	632
Dilutive effect of convertible preferred stock	—	—	82

Weighted-average diluted common shares outstanding	44,516	29,553	22,286

Diluted earnings per common share	$(0.95)	$(3.16)	$0.49

(1)

Earnings allocated to common stockholders for basic and diluted earnings per share may differ under the two-class method as a result of adding common stock equivalents for options and warrants to dilutive shares outstanding, which alters the ratio used to allocate earnings to common stockholders and participating securities for the purposes of calculating diluted earnings per share.

(2)	As a result of the net loss for 2009 and 2008, there is no adjustment to basic weighted average shares outstanding for the dilutive effect of stock-based awards as it results in anti-dilution.

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

15.	INCOME TAXES

Components of Income Taxes

(Amounts in thousands)

	Years Ended December 31,
	2009	2008	2007
Current tax (benefit) provision:
Federal	$39,476	$(24,147)	$6,906
State	4,770	(485)	4,005

Total	44,246	(24,632)	10,911

Deferred tax (benefit) provision:
Federal	(57,816)	(27,956)	(5,451)
State	(6,994)	(8,769)	(2,989)

Total	(64,810)	(36,725)	(8,440)

Total income tax (benefit) provision	$(20,564)	$(61,357)	$2,471

Reconciliation of Income Tax Provision to Statutory Federal Rate

(Amounts in thousands)

	Years Ended December 31,
	2009	2008	2007

Income tax (benefit) provision at statutory federal income tax rate	$(17,633)	$(53,898)	$4,889
Increase (decrease) in taxes resulting from:
Tax exempt income	(2,354)	(2,678)	(2,770)
Meals, entertainment and related expenses	511	1,217	467
Bank owned life insurance	(605)	(633)	(580)
Investment credits	(270)	(152)	(687)
Non-deductible compensation	1,140	461	613
State income taxes	(1,799)	(5,988)	660
Other	446	314	(121)

Total income tax (benefit) provision	$(20,564)	$(61,357)	$2,471

Differences between the amounts reported in the consolidated financial statements and the tax bases of assets and liabilities result in temporary differences for which deferred tax assets and liabilities have been recorded.

Deferred Tax Assets and Liabilities

(Amounts in thousands)

	December 31,
	2009	2008
Deferred tax assets:
Allowance for loan losses	$86,415	$43,849
Share-based payment expenses	14,213	9,819
Premises and equipment	—	716
Deferred compensation	1,741	1,227
Net operating loss carryforward	270	2,555
Loan fees	17,088	4,337
Other real estate owned write-downs	2,367	1,756
Non-accrual interest income	7,446	2,240
Covered assets – loans and OREO	45,431	—
Other	2,336	2,129

Total deferred tax assets	177,307	68,628

Deferred tax liabilities:
Unrealized gain on securities available-for-sale	(17,152)	(16,882)
Goodwill amortization	(3,920)	(3,715)
Intangible assets and acquisition adjustments	(1,289)	(1,557)
Loan costs	(2,540)	(1,001)
Premises and equipment	(1,579)	—
Covered assets – FDIC loss share receivable	(41,762)	—
Other	(246)	(949)

Total deferred tax liabilities	(68,488)	(24,104)

Net deferred tax assets	$108,819	$44,524

At December 31, 2009, we had state net operating loss carryforwards of $6.9 million, which are available to offset future state taxable income and will begin to expire in 2026.

Realization of Deferred Tax Assets

Net deferred tax assets are included in other assets in the accompanying Consolidated Statements of Financial Condition.

As a result of the pre-tax losses incurred during 2008 and 2009, we are in a cumulative pre-tax loss position for financial statement purposes for the three-year period ended December 31, 2009. Under current accounting guidance, this represents significant negative evidence in the assessment of whether the deferred tax assets will be realized. However, we have concluded that based on the weight given to other positive evidence, it is more likely than not that the deferred tax asset will be realized.

In making this determination, we have considered the positive evidence associated with taxable income generated in 2009 and reversing taxable temporary differences in future periods. Most significantly, however, we have relied on our ability to generate future taxable income, exclusive of reversing temporary differences, over a relatively short time period.

Deferred tax assets at December 31, 2009 represent the aggregate of federal and state tax assets, although federal taxes represent the primary component of the balance. Future federal taxable income, exclusive of reversing temporary differences, of approximately $191 million is necessary in order to fully absorb the federal deferred tax assets at December 31, 2009.

The Company recorded a pre-tax loss for financial statement purposes in 2009. Various book-tax differences result in the Company being in a positive taxable income position for 2009. In assessing our prospects for generating future pre-tax book income, we considered a number of factors, including: (a) our success in achieving strong and growing operating income (pre-tax, pre-provision)

results during 2009; (b) the concentration of credit losses in certain segments and vintages of our loan portfolio; and (c) our significant excess tangible capital position relative to “well capitalized” regulatory standards and other industry benchmarks. These factors support our expectation of higher pre-tax earnings in future periods. We believe this in turn should give rise to taxable income levels (exclusive of reversing temporary differences) that more likely than not would be sufficient to absorb the deferred tax assets over a short time period.

Liabilities Associated with Unrecognized Tax Benefits

We file a U.S. federal income tax return and state income tax returns in various states. We are no longer subject to examinations by U.S. federal tax authorities for 2006 and prior years. We are also no longer subject to examinations by certain state departments of revenue for 2004 and prior years.

The Company adopted the provisions of the FASB pronouncement on Accounting for Uncertainty in Income Taxes on January 1, 2007. Prior to 2009, the Company did not have any unrecognized tax benefits included in the Consolidated Statements of Financial Condition and accordingly no amounts were recognized and accrued for potential interest and penalties related to unrecognized tax benefits. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Roll Forward of Unrecognized Tax Benefits

(Amounts in thousands)

2009
Balance at beginning of year	$—
Additions for tax positions related to prior years	876

Balance at end of year	$876

The total amount of unrecognized tax benefits that would impact the effective tax rate, if recognized in future periods, was $667,000. While it is expected that the amount of unrecognized tax benefits will change in the next twelve months, the Company does not anticipate this change to have a material impact on the results of operations or the financial position of the Company.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense in the Consolidated Statements of Income. The Company recognized interest and penalties, net of tax effect, of $68,000 in 2009 relating to unrecognized tax benefits. The Company had accrued interest and penalties, net of tax effect, of $68,000 at December 31, 2009. This amount is not included in the unrecognized tax benefits roll forward presented above.

16.	SHARE-BASED COMPENSATION AND OTHER BENEFITS

Share-Based Plans

2007 Long Term Incentive Compensation Plan (the “2007 Plan”) - In 2007, the Board of Directors with subsequent approval of our stockholders, approved the 2007 Plan. The 2007 Plan allows for the issuance of incentive and non-qualified stock options, stock appreciation rights, restricted stock and restricted stock units, equity-based performance stock and units and other cash and stock-based incentives to employees, including officers and directors of the Company and its subsidiaries. The total number of shares of our common stock authorized for awards under the 2007 Plan is 5,000,000 (of which 1,500,000 shares may be granted in restricted stock or units.) As of December 31, 2009, 3,239,538 shares remain available for grant.

At December 31, 2009, the 2007 Plan remains the Company’s only active share-based compensation plan. The Company has three inactive plans for which no shares remain available for grant and in accordance with the plan provisions, effective December 31, 2009, includes the Strategic Long Term Incentive Compensation Plan which was established in 2007 as part of the Company’s Strategic Growth Plan that provided for the granting of inducement equity awards as a means to attract talent and to promote the achievement of exceptional performance benchmarks. Although no new awards will be granted under the predecessor plans, all have unvested or unexercised awards outstanding at December 31, 2009.

All stock awards granted under the plans have an exercise price that is established at the closing price of our common stock on the date the awards were granted.

Stock options are issued to certain key employees and non-employee directors. Options vest generally from 1 to 5 years based on continuous service. We have issued both incentive stock options and non-qualified stock options. All options have a 10-year term.

We may issue common stock with restrictions to certain key employees and non-employee directors. The shares are restricted as to transfer, but are not restricted as to voting rights and generally receive similar dividend payments. The transfer restrictions lapse from 1 to 5 years and are contingent upon continued employment. We also issue restricted stock units which settle in common stock when restrictions lapse. These units are issued on similar terms as restricted common stock but these instruments have no voting rights and receive dividend equivalents rather than dividends.

Stock Options

The following table summarizes our stock option activity for the year ended December 31, 2009.

Stock Option Transactions

(Number of shares in thousands)

	For the Year Ended December 31, 2009
	Options	Average Exercise Price	Weighted Average Remaining Contractual Term (1)	Aggregate Intrinsic Value (2)
Outstanding at beginning of year	5,625	$29.39
Granted	281	15.28
Exercised	(125)	8.61
Forfeited	(398)	30.59
Expired	(130)	30.72

Outstanding at end of period	5,253	$29.01	7.6	$312

Ending vested and expected to vest	5,066	$27.99	7.3	$311
Exercisable at end of period	1,714	$29.50	6.7	$300

(1)	Represents the average contractual life remaining in years.
(2)

Aggregate intrinsic value represents the total pretax intrinsic value (i.e., the difference between our closing stock price on the last trading day of the year and the option exercise price, multiplied by the number of shares) that would have been received by the option holders if they had exercised their options on December 31, 2009. This amount will fluctuate with changes in the fair value of our common stock.

Summary of Stock Options Outstanding

(Amounts in thousands)

Exercise Price Range	Stock Options Outstanding	Weighted Average Remaining Contractual Life (1)
$4.13 - $24.98	376	6.5
$26.10 - $36.50	4,354	7.7
$36.64 - $46.51	523	7.5

Total stock options outstanding	5,253	7.6

(1)	Represents the average contractual life remaining in years.

Stock Option Valuation Assumptions - In accordance with current accounting guidance, we estimate the fair value of stock options at the date of grant using a binomial option-pricing model that utilizes the assumptions outlined in the following table.

Stock Option Valuation Assumptions

	Years Ended December 31,
	2009	2008	2007

Expected life of the option (in years)	5.0 -6.6	2.6 - 8.0	3.0 - 7.7
Expected stock volatility	46.1 - 52.4%	34.3 - 45.1%	29.5 - 37.9%
Risk-free interest rate	2.8 - 4.0%	2.1 -4.3%	3.8 - 4.6%
Expected dividend yield	0.1 - 2.1%	0.8 - 1.1%	0.9 - 1.2%
Weighted-average fair value of options at their grant date	$7.58	$13.84	$11.28

Expected life is based on historical exercise and termination behavior. Expected stock price volatility is based on historical volatility of our common combined with the implied volatility on the exchange traded stock options that are derived from the value of our common stock. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life of the option. The expected dividend yield represents the most recent annual dividend yield as of the date of grant. Management reviews and adjusts the assumptions used to calculate the fair value of an option on a periodic basis to better reflect expected trends.

Other Stock Option Information

(Amounts in thousands)

	Years Ended December 31,
	2009	2008	2007

Share-based compensation expense	$10,215	$7,267	$4,937
Unrecognized compensation expense	$20,767	$35,490	$37,824
Weighted-average amortization period remaining (years)	2.8	3.9	4.7
Total intrinsic value of stock options exercised	$1,576	$4,835	$3,494
Cash received from stock options exercised	$1,073	$3,082	$1,894
Income tax benefit realized from stock options exercised	$236	$888	$760

There have been no stock option award modifications made during 2009, 2008 and 2007. On January 28, 2010, the Company modified certain options and restricted shares. In exchange for canceling performance based stock options, recipients market condition restricted shares were converted to restrictions that lapse based on continued employment.

We issue authorized shares to satisfy stock option exercises and restricted stock awards.

Restricted Stock and Restricted Unit Awards

Restricted Stock and Unit Award Transactions

(Number of shares in thousands)

	Year Ended December 31,2009
Restricted Stock and Unit Awards	Number of Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (1)	Aggregate Intrinsic Value (2)
Nonvested restricted stock unit awards at beginning of year	1,693	$23.91
Granted	318	15.08
Vested	(254)	25.56
Forfeited	(214)	30.07

Nonvested restricted stock unit awards at end of period	1,543	$21.62	3.1	$13,837

Ending vested and expected to vest	1,447	$21.54	3.1	$12,978

(1)	Represents the average contractual life remaining in years.
(2)

Aggregate intrinsic value represents the total pretax intrinsic value (i.e., the difference between our closing stock price on the last trading day of the year and the award purchase price of zero, multiplied by the number of awards) that the grantee(s) would have received if the outstanding restricted stock and unit awards had vested on December 31, 2009. This amount will fluctuate with changes in the fair value of our common stock.

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

Other Restricted Stock and Unit Award Information

(Amounts in thousands)

	Years Ended December 31,
	2009	2008	2007

Share-based compensation expense	$10,481	$11,500	$3,512
Unrecognized compensation expense	$16,070	$27,348	$25,909
Weighted-average amortization period remaining (years)	2.6	3.5	4.3
Total fair value of vested restricted stock and units	$3,710	$7,214	$38
Income tax benefit realized from vesting/release of restricted stock and unit awards	$1,421	$4,410	$73

We also had outstanding share-based awards associated with the issuance of certain contractual “put” rights related to the minority interest owned by the principals of Lodestar. These awards will be settled in cash and accordingly qualify for liability accounting under current accounting guidance. Unlike equity awards, liability awards are re-measured at fair value at each reporting date until settlement, with the change in value recognized in current period expense. At December 31, 2009, the contractual value totaled $3.0 million. Due to a decrease in the value of the put rights based on the contract terms, we recorded a contra expense related to the put rights totaling $100,000 for the year ended December 31, 2009.

Savings and Retirement Plan

The Company has a defined contribution retirement plan, The PrivateBancorp, Inc. Savings, Retirement and Employee Stock Ownership Plan (the “KSOP”), which allows employees, at their option, to make contributions up to 75% of compensation on a pre-tax basis and/ or after-tax basis through salary deferrals under Section 401(k) of the Internal Revenue Code. At the employees’ direction, employee contributions are invested among a variety of investment alternatives. For employees who have met a one-year service requirement and make voluntary contributions to the KSOP, we contribute an amount equal to $0.50 for each dollar contributed up to a 6% annual indexed maximum of employee’s compensation. The KSOP also allows for a discretionary company contribution. The company’s matching contribution vests in increments of 20% annually for each year in which 1,000 hours are worked. The discretionary component vests in increments of 20% annually over a period of 5 year’s based on the employee’s years of service.

KSOP Plan Information

(Amounts in thousands)

	Years Ended December 31,
	2009	2008	2007

Cost of providing KSOP	$1,463	$1,078	$791
Number of Company shares held in KSOP	428	253	285
Fair value of Company shares held by KSOP	$3,839	$8,215	$9,318
Dividends received	$14	$84	$82

Deferred Compensation Plan

We maintain a non-qualified deferred compensation plan (the “Plan”) which allows eligible participants to defer the receipt of cash compensation otherwise payable to them. The purpose of the Plan is to further our ability to attract and retain high quality executives and non-employee directors. Executive officers who participate in the Plan may elect to defer up to 50% of annual base salary and 100% of annual bonus amounts and directors may elect to defer up to 100% of annual directors fees. While deferred, amounts are credited with “earnings” as if they were invested in either a fixed income account with interest credited based on our prime rate (not to exceed 120% of the applicable federal long-term rate on the cash value of the funds deposited), or in deferred stock units (“DSUs”), as the participant may elect at the time the amounts are deferred. Except for an “earnings” credit on the deferred amounts, we do not provide any contributions or credits to participants under the Plan. At December 31, 2009 there were 54,381 DSUs and 28,749 at December 31, 2008 recorded in the Plan. At the time of distribution amounts credited in DSUs are paid in shares of our stock while amounts credited in the fixed income option are paid in cash. All elections and payments under the Plan are subject to compliance with requirements of Section 409A of the Internal Revenue Code which may limit elections and require delay in payment of benefits in certain circumstances.

17.	REGULATORY AND CAPITAL MATTERS

The Company and our banking subsidiaries are subject to various regulatory requirements that impose restrictions on cash, loans or advances, and dividends. The Banks are required to maintain reserves against deposits. Reserves are held either in the form of vault cash or non-interest-bearing balances maintained with the FRB and are based on the average daily balances and statutory reserve ratios prescribed by the type of deposit account. Reserve balances totaling $19.8 million at December 31, 2009 and $8.5 million at December 31, 2008 were maintained in fulfillment of these requirements. In addition, the Company $22.0 million in cash and due from banks which was held as collateral for its standby letter of credit services.

Under current FRB regulations, the Banks are limited in the amount they may loan or advance to the Parent Company and its nonbank subsidiaries. Loans or advances to a single subsidiary may not exceed 10% and loans to all subsidiaries may not exceed 20% of the bank’s capital stock and surplus, as defined. Loans from subsidiary banks to nonbank subsidiaries, including the Parent Company, are also required to be collateralized.

The principal source of cash flow for the Company is dividends from the Banks. Various federal and state banking regulations and capital guidelines limit the amount of dividends that may be paid to the Company by the Banks. Future payment of dividends by the Banks is dependent upon individual regulatory capital requirements and levels of profitability. As of December 31, 2009, without prior regulatory approval, the Banks can initiate aggregate dividend payments in $42.0 million.

The Company and the Banks are also subject to various capital requirements set up and administered by the federal banking agencies. Under capital adequacy guidelines, the Company and the Banks must meet specific guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators regarding components of capital and assets, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital to adjusted average assets (as defined). Failure to meet minimum capital requirements could initiate certain mandatory, and possible additional discretionary, actions by regulators that, if undertaken, could have a material effect on our consolidated financial statements. As of December 31, 2009, the Company and the Banks meet all capital adequacy requirements to which they are subject.

The Federal Reserve Board (“Federal Reserve”), the primary regulator of the Company and the Banks, establishes minimum capital requirements that must be met by member institutions. As of December 31, 2009, the most recent regulatory notification classified the Banks as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes would change the Banks’ classification.

The following table presents the Company’s and the Banks’ measures of capital as of the dates presented and the capital guidelines established by the Federal Reserve to be categorized as adequately capitalized and as “well capitalized.”

Summary of Capital Ratios

(Amounts in thousands)

	Actual		Adequately Capitalized		“Well Capitalized” for FDICIA
	Capital	Ratio	Capital	Ratio	Capital	Ratio
As of December 31, 2009:
Total capital (to risk-weighted assets):
Consolidated	$1,588,350	14.65%	$867,176	8.00%	$1,083,971	10.00%
The PrivateBank - Chicago	1,316,395	12.32	854,502	8.00	1,068,127	10.00
The PrivateBank - Wisconsin	18,602	11.12	13,383	8.00	16,729	10.00

Tier 1 capital (to risk-weighted assets):
Consolidated	1,331,738	12.29	433,588	4.00	650,382	6.00
The PrivateBank - Chicago	1,061,755	9.94	427,251	4.00	640,876	6.00
The PrivateBank - Wisconsin	17,257	10.32	6,691	4.00	10,037	6.00

Tier 1 leverage (to average assets):
Consolidated	1,331,738	11.17	476,784	4.00	595,980	5.00
The PrivateBank - Chicago	1,061,755	9.05	469,143	4.00	586,428	5.00
The PrivateBank - Wisconsin	17,257	8.43	8,193	4.00	10,241	5.00

As of December 31, 2008:
Total capital (to risk-weighted assets):
Consolidated	$953,875	10.32%	$739,674	8.00%	$924,593	10.00%
The PrivateBank - Chicago	859,959	11.01	624,763	8.00	780,953	10.00
The PrivateBank - St. Louis	65,785	15.18	34,669	8.00	43,337	10.00
The PrivateBank - Michigan	92,019	10.98	67,040	8.00	83,800	10.00
The PrivateBank - Wisconsin	15,236	11.95	10,200	8.00	12,750	10.00

Tier 1 capital (to risk-weighted assets):
Consolidated	669,076	7.24	369,837	4.00	554,756	6.00
The PrivateBank - Chicago	649,886	8.32	312,381	4.00	468,572	6.00
The PrivateBank - St. Louis	60,368	13.93	17,335	4.00	26,002	6.00
The PrivateBank - Michigan	81,544	9.73	33,520	4.00	50,280	6.00
The PrivateBank - Wisconsin	13,846	10.86	5,100	4.00	7,650	6.00

Tier 1 leverage (to average assets):
Consolidated	669,076	7.17	373,352	4.00	466,690	5.00
The PrivateBank - Chicago	649,886	8.32	312,471	4.00	390,589	5.00
The PrivateBank - St. Louis	60,368	10.91	22,130	4.00	27,663	5.00
The PrivateBank - Michigan	81,544	8.41	38,807	4.00	48,509	5.00
The PrivateBank - Wisconsin	13,846	9.89	5,599	4.00	6,999	5.00

18.	DERIVATIVE INSTRUMENTS

We are an end-user of certain derivative financial instruments which we use to manage our exposure to interest rate and foreign exchange risk. We also use these instruments for client accommodation as we make a market in derivatives for our clients.

None of the end-user and client related derivatives have been designated as hedging instruments. Both end-user and client related derivatives are recorded at fair value in the Consolidated Statements of Financial Condition as either derivative assets or derivative liabilities, with changes in their fair value recorded in current earnings. Refer to Table A for the fair values of our derivative instruments on a gross basis as of December 31, 2009, and where they are recorded in the Consolidated Statements of Financial Condition and Table B for the related net gains/(losses) recognized during the year ended December 31, 2009, and where they are recorded in the Consolidated Statements of Income.

Derivative assets and liabilities are recorded at fair value in the Consolidated Statements of Financial Condition, after taking into account the effects of master netting agreements as allowed under authoritative accounting guidance.

Derivatives expose us to credit risk measured as replacement cost (current positive mark to market value plus potential future exposure from positive movements in mark to market). Credit risk is managed through the bank’s standard underwriting process. Actual exposures are monitored against various types of credit limits established to contain risk within parameters. Additionally, credit risk is managed through the use of collateral and netting agreements.

End-User Derivatives - We enter into derivatives that include commitments to fund certain mortgage loans to be sold into the secondary market and forward commitments for the future delivery of residential mortgage loans. It is our practice to enter into forward commitments for the future delivery of fixed rate residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates on our commitments to fund the loans as well as on our portfolio of mortgage loans held-for-sale. At December 31, 2009, we had approximately $35.4 million of interest rate lock commitments and $63.8 million of forward commitments for the future delivery of residential mortgage loans with rate locks.

We are also exposed at times to foreign exchange risk as a result of issuing loans in which the principal and interest are settled in a currency other than US dollars. Currently our exposure is to the British pound and we manage this risk by using currency forward derivatives.

Client Related Derivatives - We offer, through our capital markets group, an extensive range of over-the-counter interest rate and foreign exchange derivatives to our clients including but not limited to interest rate swaps, options on interest rate swaps, interest rate options (also referred to as Caps, Floors, Collars, etc.), foreign exchange forwards and options as well as cash products such as foreign exchange spot transactions. These client generated activities are structured to mitigate our exposure to market risk through the execution of off-setting positions with inter-bank dealer counterparties. This permits the capital markets group to offer customized risk management solutions to our clients while maintaining high capital velocity. Although transactions originated by capital markets do not expose us to overnight market risk, they do expose us to other risks including counterparty credit, settlement, and operational risk.

To accommodate our loan clients, we occasionally enter into risk participation agreements (RPAs) with counterparty banks to either accept or transfer a portion of the credit risk related to their interest rate derivatives. This allows clients to execute an interest rate derivative with one bank while allowing for distribution of the credit risk between participating members. We have entered into written RPAs in which the bank accepts a portion of the credit risk associated with a loan client’s interest rate derivative in exchange for a fee. At December 31, 2009, written RPAs had remaining terms to maturity ranging from one-to-four years. The bank manages this credit risk through its loan underwriting process and when appropriate the RPA is backed by collateral provided by our clients under their loan agreement.

The current payment/performance risk of written RPAs is assessed using internal risk ratings which range from 1 to 8 with the latter representing the highest credit risk. The risk rating is based on several factors including the financial condition of the RPA’s underlying derivative counterparty, present economic conditions, performance trends, leverage, and liquidity. As of December 31, 2009, written RPAs were assigned a risk rating of between 3 and 7.

The maximum potential amount of future undiscounted payments that we could be required to make under our written risk participation agreements is approximately $4.9 million. This assumes that the underlying derivative counterparty defaults and that the floating interest rate index of the underlying derivative remains at zero percent. In the event that we would have to pay out any amounts under our RPAs, we will seek to recover these from assets that our clients pledged as collateral for the derivative and the related loan. We believe that proceeds from the liquidation of the collateral will cover approximately 61% of the maximum potential amount of future payments under our outstanding RPAs. At December 31, 2009, the fair value of written RPAs totaled ($101,100).

Table A

Consolidated Statement of Financial Condition Location of and Fair Value of Derivative Instruments

(Amounts in thousands)

	As of December 31, 2009
	Assets Derivatives		Liability Derivatives
	Notional/Contract Amount (1)	Fair Value	Notional/Contract Amount (1)	Fair Value
Capital market group derivatives (2):
Interest rate contracts	$2,759,586	$75,728	$2,759,586	$76,475
Foreign exchange contracts	127,067	3,803	127,067	3,374
Credit contracts	4,629	1	81,537	101

Total fair value capital markets group derivatives		79,532		79,950
Netting adjustments (3)		(7,992)		(7,992)

Total capital markets group derivatives		$71,540		$71,958

Other derivatives (4):
Foreign exchange derivatives	3,439	$96		$—
Mortgage banking derivatives		557		445

Total other derivatives		653		445

Total derivatives not designated in a hedging relationship		$72,193		$72,403

(1)	The weighted average notional amounts are shown for credit contracts.
(2)	Capital market group asset and liability derivatives are reported as Derivative assets and Derivative liabilities on the Consolidated Statement of Financial Condition, respectively.
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

(4)	Other derivative assets and liabilities are included in Other assets and Other liabilities on the Consolidated Statements of Financial Condition, respectively.

	As of December 31, 2008
	Assets Derivatives		Liability Derivatives
	Notional/Contract Amount (1)	Fair Value	Notional/Contract Amount (1)	Fair Value
Capital markets group derivatives (2):
Interest rate contracts	$1,509,696	$73,744	$1,509,696	$75,298
Foreign exchange contracts	48,414	2,678	48,414	2,601
Credit contracts	4,629	9	36,545	30

Total fair value capital markets group derivatives		76,431		77,929
Netting adjustments (3)		(1,432)		(1,432)

Total capital markets group derivatives		$74,999		$76,497

Other derivatives (4):
Foreign exchange derivatives	2,623	$114		$—
Mortgage banking derivatives		2		1

Total other derivatives		116		1

Total derivatives not designated in a hedging relationship		$75,115		$76,498

(1)	The weighted average notional amounts are shown for interest rate and credit contracts.
(2)	Capital market group asset and liability derivatives are reported as Derivative assets and Derivative liabilities on the Consolidated Statements of Financial Condition, respectively.
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

(4)	Other derivative assets and liabilities are included in Other assets and Other liabilities on the Consolidated Statements of Financial Condition, respectively.

Table B

Consolidated Statement of Income Location of and Gain (Loss) Recognized

(Amounts in thousands)

	For Year Ended December 31, 2009
	Location	Gain (Loss)

Capital markets group derivatives:
Interest rate contracts	Capital markets products income	$14,650
Foreign exchange contracts	Capital markets products income	2,433
Credit contracts	Capital markets products income	67

Total capital markets group derivatives		$17,150

Other derivatives:
Foreign exchange derivatives	Banking and other services	$(279)
Mortgage banking derivatives	Banking and other services	161

Total other derivatives		(118)

Total derivatives not designated in a hedging relationship		$17,032

	For Year Ended December 31, 2008
	Location	Gain
Capital markets group derivatives:
Interest rate contracts	Capital markets products income	$9,987
Foreign exchange contracts	Capital markets products income	770
Credit contracts	Capital markets products income	292

Total capital markets group derivatives		$11,049

Other derivatives:
Foreign exchange derivatives	Banking and other services	$865
Mortgage banking derivatives	Banking and other services	1

Total other derivatives		866

Total derivatives not designated in a hedging relationship		$11,915

Certain of our derivative contracts contain embedded credit risk contingent features that if triggered either allow the derivative counterparty to terminate the derivative or require additional collateral. These contingent features are triggered if we do not meet specified financial performance indicators such as capital or credit ratios.

The aggregate fair value of all derivatives and RPA transactions subject to credit risk contingency features that are in a net liability position on December 31, 2009, totaled $50.2 million for which we have posted collateral of $56.4 million in the normal course of business. If the credit risk contingency features were triggered on December 31, 2009, we would be required to post an additional $1.0 million of collateral to our derivative counterparties and immediately settle outstanding derivative instruments for $33.9 million, not taking into account posted collateral.

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

Contractual or Notional Amounts of Financial Instruments

(Amounts in thousands)

	December 31,
	2009	2008

Commitments to extend credit:
Home equity lines	$186,618	$149,845
All other commitments	3,600,335	2,950,498
Letters of credit:
Standby	232,681	201,767
Commercial	1,085	9,697

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

The maximum potential future payments guaranteed by the Company under standby letters of credit arrangements are equal to the contractual amount of the commitment. The unamortized fees associated with standby letters of credit, which is included in other liabilities in the Consolidated Statements of Financial Condition, totaled $562,000 as of December 31, 2009. We amortize these amounts into income over the commitment period. As of December 31, 2009, standby letters of credit had a remaining weighted-average term of approximately 14 months, with remaining actual lives ranging from less than 1 year to 8 years.

Legal Proceedings

As of December 31, 2009, there were certain legal proceedings pending against us and our subsidiaries in the ordinary course of business. We do not believe that liabilities, individually or in the aggregate, arising from these proceedings, if any, would have a material adverse effect on our consolidated financial condition as of December 31, 2009.

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

Securities Available-for-Sale - Securities available-for-sale includes U.S. Treasury, collateralized mortgage obligations, residential mortgage-backed securities, corporate collateralized mortgage obligations and state and municipal securities. Substantially all available-for-sale securities are fixed income instruments that are not quoted on an exchange, but may be traded in active markets. The fair value of these securities is based on quoted market prices obtained from external pricing services or dealer market participants where trading in an active market exists. In obtaining such data from external pricing services, we have evaluated the methodologies used to develop the fair values in order to determine whether such valuations are representative of an exit price in our principal markets. The principal markets for our securities portfolio are the secondary institutional markets, with an exit price that is predominantly reflective of bid level pricing in those markets. U.S. Treasury securities have been classified in level 1 of the valuation hierarchy. Virtually all other remaining securities are classified in level 2 of the valuation hierarchy.

Collateral-Dependent Impaired Loans - The carrying value of impaired loans is disclosed in Note 5, “Loans.” We do not record loans at fair value on a recurring basis. However, from time to time, fair value adjustments are recorded on these loans to reflect (1) partial write-downs that are based on the current appraised or market-quoted value of the underlying collateral or (2) the full charge-off of the loan carrying value. In some cases, the properties for which market quotes or appraised values have been obtained are located in areas where comparable sales data is limited, outdated, or unavailable. Accordingly, fair value estimates, including those obtained from real estate brokers or other third-party consultants, for collateral-dependent impaired loans are classified in level 3 of the valuation hierarchy.

Other Real Estate Owned (“OREO”) - OREO is valued based on third-party appraisals of each property and our judgment of other relevant market conditions and are classified in level 3 of the valuation hierarchy.

Covered Assets-Foreclosed Real Estate - Covered assets-foreclosed real estate is valued based on third-party appraisals of each property and our judgment of other relevant market conditions and are classified in level 3 of the valuation hierarchy.

Derivative Assets and Derivative Liabilities - Client related derivative instruments with positive fair values are reported as an asset and derivative instruments with negative fair value are reported as liabilities and after taking into account the effects of master netting agreements. The fair value of client related derivative assets and liabilities are determined based on the fair market value as quoted by broker-dealers using standardized industry models, third party advisors using standardized industry models, or internally generated models based primarily on observable inputs. Client related derivative assets and liabilities are generally classified in level 2 of the valuation hierarchy.

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

Assets and Liabilities Measured at Fair Value

The following table provides the hierarchy level and fair value for each major category of assets and liabilities measured at fair value at December 31, 2009 and December 31, 2008.

Fair Value Measurements

(Amounts in thousands)

	December 31, 2009
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Assets and liabilities measured at fair value on a recurring basis
Assets:
Securities available-for-sale
U.S. Treasury	$16,970	$—	$—	$16,970
U.S. Agencies	—	10,315	—	10,315
Collateralized mortgage obligations	—	176,364	—	176,364
Residential mortgage-backed securities	—	1,191,718	—	1,191,718
State and municipal	—	170,559	3,615	174,174

Total securities available-for-sale	16,970	1,548,956	3,615	1,569,541
Derivative assets	—	70,072	1,468	71,540
Other assets (1)	—	653	—	653

Total assets	$16,970	$1,619,681	$5,083	$1,641,734

Liabilities:
Derivative liabilities	$—	$71,857	$101	$71,958
Other liabilities (2)	—	445	—	445

Total liabilities	$—	$72,302	$101	$72,403

Assets measured at fair value on a non-recurring basis
Collateral-dependent impaired loans net of reserve for loan losses	$—	$—	$329,687	$329,687
Covered assets-foreclosed real estate	—	—	14,770	14,770
OREO	—	—	41,497	41,497

Total assets	$—	—	385,954	385,954

(1)	Other assets include derivatives for commitments to fund certain mortgage loans and end-user foreign exchange derivative.
(2)	Other liabilities include derivatives for commitments to fund certain mortgage loans.

	December 31, 2008
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Assets and liabilities measured at fair value on a recurring basis
Assets:
Securities available-for-sale	$127,670	$1,294,279	$3,615	$1,425,564
Derivative assets	—	74,561	9	74,570
Other assets (1)	—	116	—	116

Total assets	$127,670	$1,368,956	$3,624	$1,500,250

Liabilities:
Derivative liabilities	$—	$76,038	$30	$76,068
Other liabilities (2)	—	1	—	1

Total liabilities	$—	$76,039	$30	$76,069

Assets measured at fair value on a non-recurring basis
Collateral-dependent impaired loans net of reserve for loan losses	$—	$—	$131,589	$131,589
OREO	—	—	23,823	23,823

Total assets	$—	$—	$155,412	$155,412

(1)	Other assets include end-user foreign exchange derivative and derivatives for commitments to fund certain mortgage loans.
(2)	Other liabilities include derivatives for commitments to fund certain mortgage loans.

At December 31, 2009, we had collateral-dependent impaired loans with a carrying value of $395.4 million, a specific reserve of $65.8 and a fair value of $329.6 million compared to collateral-dependent impaired loans with a carrying value of $131.9 million, a specific reserve of $330,000 and a fair value of $131.6 million at December 31, 2008.

Reconciliation of Beginning and Ending Fair Value For Those

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

(Amounts in thousands)

	2009
	State and municipal Securities Available- For-Sale	Derivative Assets	Derivative (Liabilities)
Balance at beginning of year	$3,615	$9	$(30)
Total gains (losses):
Included in earnings (1)	—	44	75
Included in other comprehensive income	—	—	—
Purchases, sales, issuances and settlements	—	(114)	(146)
Transfers in (out) of level 3	—	1,529	—

Balance at end of year	$3,615	$1,468	$(101)

Change in unrealized losses (gains) in earnings relating to assets and liabilities still held at end of period	—	44	(75)

(1)	Amounts disclosed in this line are included in the following line items in the Consolidated Statements of Income: derivative assets and derivative liabilities in capital markets products income.

	2008
	Securities Available- For-Sale	Derivative Assets	Derivative (Liabilities)
Balance at beginning of year	$3,820	$—	$—
Total gains (losses):
Included in earnings (1)	—	(22)	282
Included in other comprehensive income	1	—	—
Purchases, sales issuances and settlements	(206)	31	(312)
Transfers in (out) of level 3	—	—	—

Balance at end of year	$3,615	$9	$(30)

Change in unrealized losses in earnings relating to assets and liabilities still held at end of period	—	—	—

(1)	Total gains and losses included in earnings for derivative assets and derivative liabilities in capital markets products income.

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

Various methodologies and assumptions have been utilized in management’s determination of the estimated fair value of our financial instruments, which are detailed below. The fair value estimates are made at a discrete point in time based on relevant market information. Because no market exists for a significant portion of these financial instruments, fair value estimates are based on judgments regarding current economic conditions, loss experience, and risk characteristics of the financial instruments. These estimates are subjective, involve uncertainties, and cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

Mortgages held for sale – The fair value of mortgages held for sale are based on quoted market rates or, in the case where a firm commitment has been made to sell the loan, the firm committed price.

Securities Available-for-Sale – The fair value of securities is based on quoted market prices or dealer quotes. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Non-marketable equity investments – Non-marketable equity investments include FHLB stock and other various equity securities. The carrying value of FHLB stock approximates fair value as the stock is non-marketable, but redeemable at par value. The carrying value of all other equity investments approximates fair value.

Loans – The fair value of performing loans is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit, liquidity risk and interest rate risk inherent in the loan. The estimate of maturity is based on our and the industry’s historical experience with repayments for each loan classification, modified, as required, by an estimate of the effect of current economic and lending conditions. Fair value of impaired loans approximates their carrying value net of specific reserves because such loans are recorded at estimated recoverable value of the collateral or the underlying cash flow.

Covered assets – Covered assets include the acquired loans and foreclosed loan collateral (including the fair value of expected reimbursements from the FDIC).

Investment in Bank Owned Life Insurance – The fair value of our investment in bank owned life insurance is equal to its cash surrender value.

Deposit liabilities – The fair values disclosed for non-interest bearing demand deposits, savings deposits, interest-bearing deposits, and money market deposits are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The fair value for certificate of deposits and brokered deposits were estimated using present value techniques by discounting the future cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

Short-term borrowings – The fair value of repurchase agreements and FHLB advances with the remaining maturities of one year or less is estimated by discounting the agreements based on maturities using the rates currently offered for repurchase agreements or borrowings of similar remaining maturities. The carrying amounts of funds purchased and other borrowed funds approximate their fair value due to their short-term nature.

Long-term debt – The fair value of subordinated debt was determined using available market quotes. The fair value of FHLB advances with remaining maturities greater than one year is estimated by discounting future cash flows using current interest rates for similar financial instruments. The fair value of the junior subordinated debentures was estimated by discounting future cash flows using a yield curve based on market rate data for similar debt while considering the Companys own credit risk.

Derivative assets and liabilities – The fair value of derivative instruments are based either on cash flow projection models acquired from third parties or observable market price. The Company provides client data to the third party source for purposes of calculating the credit valuation component of the fair value measurement of client derivative contracts. The Company has also considered its own credit risk in determining derivative valuations.

Commitments – Given the limited interest rate exposure posed by the commitments outstanding at year-end due to their general variable nature, combined with the general short-term nature of the commitment periods entered into, termination clauses provided in the agreements, and the market rate of fees charged, we have estimated the fair value of commitments outstanding to be immaterial.

Financial Instruments

(Amounts in thousands)

	December 31,
	2009		2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and due from banks	$320,160	$320,160	$131,848	$131,848
Funds sold and other short-term investments	218,935	218,935	98,387	98,387
Loans held for sale	28,363	28,363	17,082	17,082
Securities available-for-sale	1,569,541	1,569,541	1,425,564	1,425,564
Non-marketable equity investments	29,413	29,413	27,213	27,213
Loans, net of allowance for loan losses	8,851,786	8,154,061	7,924,135	8,070,621
Covered assets, net of allowance for covered asset losses	499,270	488,288	—	—
Accrued interest receivable	35,562	35,562	34,282	34,282
Investment in bank owned life insurance	47,666	47,666	45,938	45,938
Derivative assets	71,540	71,540	74,999	74,999
Financial Liabilities:
Deposits	$9,918,763	$9,935,324	$7,996,456	$8,027,173
Short-term borrowings	214,975	218,060	654,765	654,637
Long-term debt	533,023	479,256	618,793	558,571
Accrued interest payable	9,673	9,673	37,623	37,623
Derivative liabilities	71,958	71,958	76,497	76,497

21.	OPERATING SEGMENTS

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

Operating Segments Performance

(Amounts in thousands)

	Banking	PrivateWealth	Holding Company Activities	Intersegment Eliminations	Consolidated
2009

Net interest income	$347,112	$2,833	$(22,084)	$(2,877)	$324,984
Provision for loan and covered asset losses	199,419	—	—	—	199,419
Non-interest income	55,792	15,458	220	—	71,470
Non-interest expense	199,432	15,161	32,822	—	247,415

Income (loss) before taxes	4,053	3,130	(54,686)	(2,877)	(50,380)
Income tax (benefit) provision	(157)	1,217	(20,459)	(1,165)	(20,564)

Net income (loss)	4,210	1,913	(34,227)	(1,712)	(29,816)
Noncontrolling interest expense	—	247	—	—	247

Net income (loss) attributable to controlling interests	4,210	1,666	(34,227)	(1,712)	(30,063)
Preferred stock dividend	—	—	12,443	—	12,443

Net earnings available to common stockholders	$4,210	$1,666	$(46,670)	$(1,712)	$(42,506)

Assets	$10,809,694	$—	$1,488,171	$(238,432)	$12,059,433
Total loans	9,073,474	—	—	—	9,073,474
Covered assets	502,034	—	—	—	502,034
Deposits	10,157,195	—	—	(238,432)	9,918,763
Borrowings	503,205	—	244,793	—	747,998
Stockholders’ equity	1,220,926	—	1,235,583	(1,220,893)	1,235,616

2008

Net interest income	$214,329	$2,229	$(23,544)	$(2,619)	$190,395
Provision for loan losses	189,579	—	—	—	189,579
Non-interest income	24,348	16,968	206	(206)	41,316
Non-interest expense	150,535	16,661	29,135	(206)	196,125

(Loss) income before taxes	(101,437)	2,536	(52,473)	(2,619)	(153,993)
Income tax (benefit) provision	(44,176)	854	(17,076)	(959)	(61,357)

Net (loss) income	(57,261)	1,682	(35,397)	(1,660)	(92,636)
Noncontrolling interest expense	—	309	—	—	309

Net (loss) income attributable to controlling interests	(57,261)	1,373	(35,397)	(1,660)	(92,945)
Preferred stock dividend	—	—	546	—	546

Net earnings available to common stockholders	$(57,261)	$1,373	$(35,943)	$(1,660)	$(93,491)

Assets	$9,060,949	$—	$992,627	$(13,039)	$10,040,537
Total loans	8,036,807	—	—	—	8,036,807
Deposits	8,009,495	—	—	(13,039)	7,996,456
Borrowings	894,085	—	379,473	—	1,273,558
Stockholders’ equity	935,433	—	605,533	(935,400)	605,566

	Banking	PrivateWealth	Holding Company Activities	Intersegment Eliminations	Consolidated
2007

Net interest income	$142,403	$1,264	$(15,272)	$(1,357)	$127,038
Provision for loan losses	16,934	—	—	—	16,934
Non-interest income	10,039	16,188	238	(191)	26,274
Non-interest expense	90,450	14,667	17,483	(191)	122,409

Income (loss) before taxes	45,058	2,785	(32,517)	(1,357)	13,969
Income tax provision (benefit)	12,610	924	(10,519)	(544)	2,471

Net income (loss)	32,448	1,861	(21,998)	(813)	11,498
Noncontrolling interest expense	—	363	—	—	363

Net (loss) income attributable to controlling interests	32,448	1,498	(21,998)	(813)	11,135
Preferred stock dividend	—	—	107	—	107

Net earnings available to common stockholders	$32,448	$1,498	$(22,105)	$(813)	$11,028

22.	CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

The following represents the condensed financial statements of PrivateBancorp, Inc., the Parent Company.

Statements of Financial Condition

(Parent Company only)

(Amounts in thousands)

	December 31,
	2009	2008
Assets
Cash and interest-bearing deposits	$238,432	$13,039
Investment in and advances to subsidiaries	1,220,893	938,442
Other assets	28,846	41,146

Total assets	$1,488,171	$992,627

Liabilities and Stockholders’ Equity
Short-term borrowings	$—	$134,680
Long-term debt	244,793	244,793
Accrued expenses and other liabilities	7,795	7,621
Stockholders’ equity	1,235,583	605,533

Total liabilities and stockholders’ equity	$1,488,171	$992,627

Statements of Income

(Parent Company only)

(Amounts in thousands)

	Years ended December 31,
	2009	2008	2007
Income
Interest income	$44	$390	$237
Securities transactions and other income	220	206	238

Total income	264	596	475

Expenses
Interest expense	22,128	23,934	15,509
Salaries and other employee benefits	23,462	18,767	7,350
Other expenses	9,360	10,368	10,133

Total expenses	54,950	53,069	32,992

Loss before income taxes and equity in undistributed income of subsidiaries	(54,686)	(52,473)	(32,517)
Income tax benefit	20,459	17,076	10,519

Loss before undistributed income of subsidiaries	(34,227)	(35,397)	(21,998)
Equity in undistributed income of subsidiaries	4,411	(57,239)	33,496

Net (loss) income	(29,816)	(92,636)	11,498
Net income attributable to noncontrolling interests	247	309	363

Net (loss) income attributable to controlling interests	(30,063)	(92,945)	11,135
Preferred stock dividend	12,443	546	107

Net earnings available to common stockholders	$(42,506)	$(93,491)	$11,028

Statements of Cash Flows

(Parent Company only)

(Amounts in thousands)

	Years ended December 31,
	2009	2008	2007
Operating Activities
Net (loss) income	$(29,816)	$(92,636)	$11,498
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income from subsidiaries	(4,411)	57,239	(33,496)
Share-based compensation expense	20,696	18,767	7,350
Depreciation of premises, furniture and equipment	335	281	234
Net decrease (increase) in other assets	15,646	(29,401)	6,558
Net (decrease) increase in other liabilities	(1,686)	93	2,292
Other, net	—	(715)	(2,551)

Net cash provided (used) in operating activities	764	(46,372)	(8,115)

Investing Activities
Net capital investments in bank subsidiaries	(281,000)	(397,900)	(73,500)

Net cash used in investing activities	(281,000)	(397,900)	(73,500)

Financing Activities
Proceeds from the issuance of debt	—	165,281	150,850
Repayment of debt	(135,000)	(75,250)	(47,690)
Proceeds from the issuance of preferred stock and common stock warrant	243,815	17,070	41,000
Proceeds from the issuance of common stock	409,655	149,646	154,607
Purchases of treasury stock	(1,204)	(3,726)	(8,305)
Cash dividends paid	(11,628)	(9,944)	(7,142)
Exercise of stock options and restricted share activity	1,126	3,268	3,823
Excess tax benefit related to share-based compensation activity	(1,135)	2,065	282

Net cash provided by financing activities	505,629	248,410	287,425

Net increase (decrease) in cash and cash equivalents	225,393	(195,862)	205,810
Cash and cash equivalents at beginning of year	13,039	208,901	3,091

Cash and cash equivalents at end of year	$238,432	$13,039	$208,901

23.	QUARTERLY EARNINGS PERFORMANCE (UNAUDITED)

Quarterly Earnings Performance (1)

(Amounts in thousands, except per share data)

	2009				2008
	Fourth	Third	Second	First	Fourth	Third	Second	First
Interest income	$132,824	$124,668	$111,590	$109,630	$120,637	$109,813	$92,044	$82,889
Interest expense	33,262	37,233	37,483	45,750	61,490	57,234	49,332	46,932
Net interest income	99,562	87,435	74,107	63,880	59,147	52,579	42,712	35,957
Provision for loan and covered asset losses	70,077	90,016	21,521	17,805	119,250	30,173	23,023	17,133
Fee revenue	14,459	13,192	14,633	22,790	12,413	11,534	9,157	7,702
Net securities (losses) gains	(149)	(309)	7,067	772	(770)	180	286	814
Early extinguishment of debt	—	—	(985)	—	—	—	—	—
Non-interest expense	68,528	56,835	63,995	58,057	54,903	47,085	51,205	42,932
(Loss) income before income taxes	(24,733)	(46,533)	9,306	11,580	(103,363)	(12,965)	(22,073)	(15,592)
Income tax (benefit) provision	(9,556)	(18,789)	3,372	4,409	(40,783)	(5,430)	(8,642)	(6,502)
Net (loss) income	(15,177)	(27,744)	5,934	7,171	(62,580)	(7,535)	(13,431)	(9,090)
Net income attributable to non-controlling interests	64	66	57	60	53	86	102	68
Net (loss) income attributable to controlling interests	(15,241)	(27,810)	5,877	7,111	(62,633)	(7,621)	(13,533)	(9,158)
Preferred stock dividends	3,389	3,385	3,399	2,270	146	146	147	107
Net (loss) income available to common stockholders	$(18,630)	$(31,195)	$2,478	$4,841	$(62,779)	$(7,767)	$(13,680)	$(9,265)

Basic earnings per share	$(0.30)	$(0.68)	$0.06	$0.15	$(1.98)	$(0.25)	$(0.49)	$(0.34)
Diluted earnings per share	$(0.30)	$(0.68)	$0.06	$0.14	$(1.98)	$(0.25)	$(0.49)	$(0.34)

Return on average common equity	-7.96%	-14.51%	1.45%	3.48%	-45.11%	-5.40%	-11.13%	-8.99%
Return on average assets	-0.50%	-0.94%	0.23%	0.29%	-2.63%	-0.37%	-0.81%	-0.68%
Net interest margin-tax-equivalent	3.48%	3.09%	2.99%	2.68%	2.62%	2.70%	2.75%	2.88%

(1)	All ratios are presented on an annualized basis.

24.	SUBSEQUENT EVENT (Unaudited)

In connection with the Company’s year-end compensation planning and review process, effective January 28, 2010, the Compensation Committee (“Committee”) of the Board of Directors (“Board”) and the Board approved amendments to certain previously granted performance share awards to modify the vesting provisions to provide for time vesting of the awards rather than performance vesting based on certain stock price appreciation targets established in 2007. The performance shares were awarded in late-2007 and 2008 to approximately 130 employees pursuant to the Company’s Strategic Long-Term Incentive Compensation Plan and the Company’s 2007 Long-Term Incentive Compensation Plan in connection with the recruitment of key employees to implement the Company’s transformational strategic plan. The amendments do not change the number of shares, the vesting schedule, continued service requirements or any other terms or conditions set forth in the original awards.

The amended awards are intended to provide long-term incentives that continue to drive core operating performance and to position us to create long-term shareholder value, while also creating a meaningful retention benefit. The Company has not paid bonuses to executive officers or managing directors for 2009. The amendments will be in lieu of implementing an annual equity compensation program for the participating employees for 2010. Each amendment is contingent upon the holder’s acknowledgment and agreement that the amendment and all other compensation arrangements are subject to compliance with executive compensation restrictions and requirements under the TARP CPP. A total of 127 employees’ awards were modified. The incremental cost of this modification was $9.9 million and will be recognized from 2010 through 2012. Please refer to Note 16, “Share-Based Compensation” for further information regarding our share-based compensation plans.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2009 was effective based on the specified criteria.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. That report, which expresses an unqualified opinion on the Company’s internal control over financial reporting as of December 31, 2009, is included in this Item under the heading “Attestation Report of Independent Registered Public Accounting Firm.”

Attestation Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of PrivateBancorp, Inc.

We have audited PrivateBancorp, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). PrivateBancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, PrivateBancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of PrivateBancorp, Inc. and subsidiaries as of December 31, 2009 and December 31, 2008, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 of PrivateBancorp, Inc. and our report dated March 1, 2010 expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP

Chicago, Illinois

March 1, 2010

ITEM 9B. OTHER INFORMATION

Resignation of a Director

William Castellano resigned from the Board of Directors of the Company, effective as of February 28, 2010, for personal reasons. Mr. Castellano had been a director of the Company since 1991.

Amendments to Bylaws

On February 25, 2010, the Board of Directors of the Company adopted amended and restated by-laws of the Company to reflect current officer designations and to add flexibility regarding the allocation of certain duties of the chairman to a lead director as may be designated by the Board from time to time, consistent with recent governance changes. The amended and restated by-laws are filed as an exhibit to this Form 10-K.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Our executive officers are elected annually by our Board of Directors. Certain information regarding the Company’s executive officers is set forth below.

Name (Age)	Position or Employment for Past Five Years	Executive Officer Since

Larry D. Richman (57)	President and Chief Executive Officer of PrivateBancorp, and President and Chief Executive Officer of The PrivateBank – Chicago, since November 2007. Mr. Richman was previously President and Chief Executive Officer of LaSalle Bank, N.A. and President of LaSalle Bank Midwest N.A., which was sold to Bank of America Corporation on October 1, 2007. Mr. Richman began his career with American National Bank and joined Exchange National Bank in 1981, which merged with LaSalle Bank in 1990.	2007

C. Brant Ahrens (39)

Chief Operating Officer since October 26, 2009, overseeing the community banking, operations, information technology, strategic development, human resources, marketing, communications and corporate contributions areas. Joined PrivateBancorp as Chief Strategy Officer in 2007 and added Chief Marketing Officer role in 2008. Prior to joining the Company, Mr. Ahrens was Group Senior Vice President and head of the Financial Institutions Group at LaSalle Bank, N.A., where he spent 15 years in various capacities including risk management, strategic development and as head of International Corporate Banking.

		2007

Karen B. Case (51)	President of Commercial Real Estate Banking since October 2007. Ms. Case was previously Executive Vice President of LaSalle Bank, N.A. overseeing the Illinois Commercial Real Estate group. Prior to joining LaSalle in 1992, Ms. Case established and managed the Midwest real estate lending operations for New York-based Marine Midland Bank.	2007

Jennifer R. Evans (51)

General Counsel and Corporate Secretary of PrivateBancorp and The PrivateBank - Chicago since January 2010. Prior to joining the Company, Ms. Evans served as a consultant to various financial institutions, audit committees and public companies regarding compliance, regulatory and disclosure matters and served on the board of directors, and on the audit and asset-liability management committees, of Evergreen Bank Group. Previous to that, Evans held the role of Executive Vice President and General Counsel for MAF Bancorp, Inc. and its subsidiary Mid America Bank from 2004 to 2007. Ms. Evans spent over 20 years at Vedder Price P.C. as a partner and chair of its capital markets practice group.

		2010

Bruce R. Hague (55)	President of National Commercial Banking since October 2007. Prior to joining the Company, Mr. Hague dedicated more than 15 years of service to LaSalle Bank, N.A., where he ultimately became Executive Vice President of National Commercial Banking, responsible for 23 regional banking offices, including all commercial regional offices located throughout the United States, International Corporate Banking, the LaSalle Leasing Group, Corporate Finance, and Treasury Management Sales.	2007

Kevin M. Killips (54)

Chief Financial Officer of PrivateBancorp since March 2009. Prior to joining the Company, Mr. Killips served as controller and chief accounting officer of Discover Financial Services from March 31, 2008. Prior to joining Discover Financial Services, Mr. Killips was employed by LaSalle Bank where he worked for nearly ten years and ultimately served as Corporate Executive Vice President, North American Chief Accounting Officer and Corporate Controller. Prior to working at LaSalle, he was director of Internal Audit, and then Vice President-Finance for leasing operations at Transamerica Corporation. Mr. Killips, a certified public accountant, also worked for Ernst & Young from 1979-1993.

		2009

Bruce S. Lubin (56)	President of Illinois Commercial and Specialty Banking since October 2007 and President of The PrivateWealth Group since December 2009. Mr. Lubin was previously executive vice president and head of the Illinois Commercial Banking Group at LaSalle Bank, N.A. Mr. Lubin was employed by LaSalle since 1990, when LaSalle acquired The Exchange National Bank of Chicago. Mr. Lubin was an employee of Exchange beginning in 1984.	2007

Kevin J. Van Solkema (49)

Chief Risk Officer for PrivateBancorp since January 2008. Mr. Van Solkema was previously employed by LaSalle Bank, N.A. as Deputy Chief Credit Officer. From March through June 2007, Mr. Van Solkema was employed by CitiMortgage before rejoining LaSalle Bank. In April 2004, Mr. Van Solkema was appointed Head of Consumer Risk Management for ABN AMRO North America/LaSalle Bank, which included responsibility for all credit and operational risk management activities for ABN AMRO Mortgage Group, as well as LaSalle Bank’s consumer lending and portfolio mortgage units. Mr. Van Solkema was Head of Risk Management at Michigan National Bank prior to it being acquired by LaSalle in 2001.

		2008

Information regarding our directors is included in our Proxy Statement for our 2010 Annual Meeting of Stockholders (the “Proxy Statement”) under the heading “Election of Directors” and the information included therein is incorporated herein by reference. Information regarding our executive officers is included in “Part I., Item 1. Business” of this report.

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

The information required by this item regarding Compensation Committee Interlocks and Insider Participation is included under the heading “Executive Compensation – Compensation Committee Interlocks and Insider Participation” in the Proxy Statement, and the Compensation Committee Report is included in the Proxy Statement under the heading “Compensation Committee Report.” The information included therein is incorporated herein by reference.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information, as of December 31, 2009, relating to our equity compensation plans pursuant to which equity awards are authorized for issuance.

	Equity Compensation Plan Information
Equity Compensation Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Approved by security holders (1)	1,895,557	$28.23	3,239,538
Not approved by security holders (2)	4,057,320	28.88	—

Total	5,952,877	$28.67	3,239,538

(1)

Includes all outstanding options and awards under our Incentive Compensation Plan, Stock Incentive Plan and the Long Term Incentive Plan (the “Plans”). Additional information and details about the Plans are also disclosed in Note 16 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.

(2)

Includes all outstanding options and awards under the Strategic Long Term Incentive Plan and shares underlying deferred stock units credited under our Deferred Compensation Plan, payable on a one-for-one basis in shares of our common stock. Additional information and details about the Plans are also disclosed in Note 16 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR

INDEPENDENCE

Information regarding certain relationships and related party transactions is included in our Proxy Statement under the heading “Transactions with Related Persons” and the information included therein is incorporated herein by reference. Information regarding our directors and their independence is included in the Proxy Statement under the heading “Corporate Governance — Director Independence” and the information included therein is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding the fees we paid our independent accountants, Ernst & Young LLP, during 2009 is included in the Proxy Statement under the heading “Principal Accounting Firm Fees” and the information included therein is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)	Financial Statements

The following consolidated financial statements of the Registrant and its subsidiaries are filed as a part of this document under “Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.”

Report of Independent Registered Public Accounting Firm.

Report of Independent Registered Accounting Firm.

Consolidated Statements of Financial Condition as of December 31, 2009 and 2008.

Consolidated Statements of Income for the years ended December 31, 2009, 2008, and 2007.

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2009, 2008, and 2007.

Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008, and 2007.

Notes to Consolidated Financial Statements.

(a) (2)

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

PRIVATEBANCORP, INC. Registrant

By:	/S/ LARRY D. RICHMAN
Larry D. Richman
President and Chief Executive Officer

Date:	March 1, 2010

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Larry D. Richman and Jennifer Evans, and each of them, the true and lawful attorney-in-fact and agents of the undersigned, with full power of substitution and resubstitution, for and in the name, place and stead of the undersigned, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and hereby grants to such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully as to all intents and purposes as each of the undersigned might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 1, 2010.

Signatures	Title

/S/ LARRY D. RICHMAN	President, Chief Executive Officer and Director
Larry D. Richman

/S/ KEVIN M. KILLIPS Kevin M. Killips	Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer

/S/ RALPH B. MANDELL	Executive Chairman and Director
Ralph B. Mandell

/S/ NORMAN R. BOBINS	Director
Norman R. Bobins

/S/ ROBERT F. COLEMAN	Director
Robert F. Coleman

/S/ JAMES M. GUYETTE	Director
James M. Guyette

/S/ PHILIP M. KAYMAN	Director
Philip M. Kayman

/S/ CHERYL MAYBERRY McKISSACK	Director
Cheryl Mayberry McKissack

/S/ JAMES B. NICHOLSON	Director
James B. Nicholson

/S/ EDWARD W. RABIN	Director
Edward W. Rabin

/S/ COLLIN E. ROCHE	Director
Collin E. Roche

/S/ WILLIAM R. RYBAK	Director
William R. Rybak

/S/ ALEJANDRO SILVA	Director
Alejandro Silva

/S/ JAMES C. TYREE	Director
James C. Tyree

EXHIBIT INDEX

Exhibit Number	Description of Documents

3.1

Amended and Restated Certificate of Incorporation of PrivateBancorp, Inc., dated June 24, 1999, as amended, is incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q (File No. 000-25887) filed on May 14, 2003.

3.2

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of PrivateBancorp, Inc., as amended, dated June 17, 2009, is incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-34066) filed on June 19, 2009.

3.3

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of PrivateBancorp, Inc., as amended, dated June 17, 2009, amending and restating the Certificate of Designations of the Series A Junior Non-Voting Preferred Stock of PrivateBancorp, Inc., is incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K (File No. 001-34066) filed on June 19, 2009.

3.4

Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series B, dated January 28, 2009 is incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-34066) filed on February 3, 2009.

3.5	Amended and Restated By-laws of PrivateBancorp, Inc.

4.1

Certain instruments defining the rights of the holders of long-term debt of PrivateBancorp, Inc. and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of PrivateBancorp, Inc. and its subsidiaries on a consolidated basis, have not been filed as exhibits. PrivateBancorp, Inc. hereby agrees to furnish a copy of any of these agreements to the Securities and Exchange Commission upon request.

4.2

Form of Preemptive and Registration Rights Agreement dated as of November 26, 2007 is incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-34066) filed on November 27, 2007.

4.3

Amendment No. 1 to Preemptive and Registration Rights Agreement dated as of June 17, 2009 by and among PrivateBancorp, Inc., GTCR Fund IX/A, L.P., GTCR Fund IX/B, L.P., and GTCR Co-Invest III, L.P., is incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-34066) filed on June 19, 2009.

4.4

Warrant dated January 30, 2009, as amended, issued by PrivateBancorp, Inc. to the United States Department of the Treasury to purchase shares of common stock of PrivateBancorp, Inc. is herein incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K (File No. 001-34066) filed on February 3, 2009.

10.1

Lease agreement for 120 S. LaSalle Street, Chicago, Illinois dated as of April 25, 2008, as amended, by and between TR 120 S. LaSalle Corp and The PrivateBank and Trust Company is incorporated herein by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q (File No. 000-25887) filed on August 11, 2008.

10.2

Subordinated Term Loan Agreement dated as of September 26, 2008 among The PrivateBank and Trust Company, the Lenders From Time to Time Party Thereto and SunTrust Bank, as Administrative Agent, is incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-34066) filed on October 2, 2008.

10.3	Form of Stock Purchase Agreement dated as of November 26, 2007 is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-34066) filed on November 27, 2007.

10.4

Letter Agreement including the Securities Purchase Agreement – Standard Terms attached thereto, dated January 30, 2009, between PrivateBancorp, Inc. and the United States Department of the Treasury, with respect to the issuance and sale of the Preferred Stock and the Warrant is herein incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-25887) filed on February 3, 2009.

10.5

Letter Agreement dated as of June 17, 2009 by and among PrivateBancorp, Inc., GTCR Fund IX/A, L.P., GTCR Fund IX/B, L.P. and GTCR Co-Invest III, L.P. is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-34066) filed on June 19, 2009.

10.6

Stock Purchase Agreement dated as of November 2, 2009 among PrivateBancorp, Inc. and GTCR Fund IX/A, L.P., GTCR Fund IX/B, L.P. and GTCR Co-Invest III, L.P. is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-34066) filed on November 4, 2009.

10.7

PrivateBancorp, Inc. Amended and Restated Stock Incentive Plan is incorporated herein by reference to Appendix A to the Proxy Statement for PrivateBancorp, Inc.’s 2000 Annual Meeting of Stockholders (File No. 000-25887) filed on April 14, 2000.

10.8	PrivateBancorp, Inc. Deferred Compensation Plan is incorporated herein by reference to Exhibit 4.4 to the Form S-8 Registration Statement (File No. 333-104807) filed on April 29, 2003.

10.9

PrivateBancorp, Inc. Incentive Compensation Plan, as amended, is incorporated herein by reference to Appendix A to the Proxy Statement for its 2005 Annual Meeting of Stockholders (File No. 000-25887) filed on March 11, 2005.

10.10	PrivateBancorp, Inc. Strategic Long-Term Incentive Plan is incorporated herein by reference to Exhibit 99.1 to the Form S-8 Registration Statement (File No. 333-147451) filed on November 16, 2007.

10.11	PrivateBancorp, Inc. 2007 Long-Term Incentive Compensation Plan is incorporated herein by reference to Exhibit 99.1 to the Form S-8 Registration Statement (File No. 333-151178) filed on May 23, 2008.

10.12

Form of Incentive Stock Option Agreement pursuant to the PrivateBancorp, Inc. Incentive Compensation Plan is incorporated herein by reference to Exhibit 10.29 to the Annual Report on Form 10-K (File No. 000-25887) filed on March 10, 2005.

10.13

Form of Director Stock Option Agreement pursuant to the PrivateBancorp, Inc. Incentive Compensation Plan is incorporated herein by reference to Exhibit 10.30 to the Annual Report on Form 10-K (File No. 000-25887) filed on March 10, 2005.

10.14

Form of Non-qualified Stock Option Agreement pursuant to the PrivateBancorp, Inc. Incentive Compensation Plan is incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 000-25887) filed on November 9, 2006.

10.15

Form of Restricted Stock Award Agreement pursuant to the PrivateBancorp, Inc. Incentive Compensation Plan is incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-25887) filed on November 9, 2006.

10.16

Form of Inducement Performance Share Award Agreement pursuant to the PrivateBancorp, Inc. Strategic Long-Term Incentive Compensation Plan is incorporated herein by reference to Exhibit 10.19 to the Annual Report on Form 10-K (File No. 000-25887) filed on February 29, 2008.

10.17

Form of Nonqualified Inducement Performance Stock Option Agreement pursuant to the PrivateBancorp, Inc. Strategic Long-Term Incentive Compensation Plan is herein incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K (File No. 000-25887) filed on February 29, 2008.

10.18

Form of Nonqualified Inducement Time-Vested Stock Option Agreement pursuant to the PrivateBancorp, Inc. Strategic Long-Term Incentive Compensation Plan is incorporated herein by reference to Exhibit 10.21 to the Annual Report on Form 10-K (File No. 000-25887) filed on February 29, 2008.

10.19

Form of non-employee Director Restricted Stock Award Agreement pursuant to the PrivateBancorp, Inc. 2007 Long-Term Incentive Compensation Plan is incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-34066) filed on August 11, 2008.

10.20

Form of Employee Non-qualified Stock Option Agreement pursuant to the PrivateBancorp, Inc. 2007 Long-Term Incentive Compensation Plan is incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-34066) filed on August 11, 2008.

10.21

Form of Employee Restricted Stock Award Agreement for Restricted Stock Units pursuant to the PrivateBancorp, Inc. 2007 Long-Term Incentive Compensation Plan is incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 001-34066) filed on August 11, 2008.

10.22

Form of Employee Restricted Stock Award Agreement for Restricted Stock Units pursuant to the PrivateBancorp, Inc. 2007 Long-Term Incentive Compensation Plan is incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q (File No. 001-34066) filed on August 11, 2008.

10.23

Form of Amendment Agreement dated as of January 28, 2010 by and between PrivateBancorp, Inc. and certain officers including Larry D. Richman, Bruce R. Hague, Bruce S. Lubin, and Mark Holmes to amend each such officer’s agreements evidencing an award of performance shares granted under the PrivateBancorp, Inc. Strategic Long-Term Incentive Compensation Plan and/or the PrivateBancorp, Inc. 2007 Long-Term Incentive Compensation Plan.

10.24

Form of Indemnification Agreement by and between PrivateBancorp, Inc. and its directors and executive officers is incorporated herein by reference to Exhibit 10.10 to the Form S-1/A Registration Statement (File No. 333-77147) filed on June 15, 1999.

10.25

Employment Term Sheet Agreement between Ralph B. Mandell and PrivateBancorp, Inc. dated December 14, 2007 is incorporated herein by reference to Exhibit 10.6 to the Annual Report on Form 10-K (File No. 000-25887) filed on February 29, 2008.

10.26

Restricted Stock Award Agreement pursuant to the PrivateBancorp, Inc. 2007 Long-Term Incentive Compensation Plan between PrivateBancorp, Inc. and Ralph B. Mandell effective as of March 30, 2009 is incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-34066) filed on May 8, 2009.

10.27

Employment Term Sheet Agreement among Larry D. Richman, PrivateBancorp, Inc. and The PrivateBank and Trust Company dated October 30, 2007 is incorporated herein by reference to Exhibit 10.7 to the Annual Report on Form 10-K (File No. 000-25887) filed on February 29, 2008.

10.28

Restricted Stock Award Agreement pursuant to the PrivateBancorp, Inc. 2007 Long-Term Incentive Compensation Plan between PrivateBancorp, Inc. and Larry D. Richman effective as of March 30, 2009 is incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-34066) filed on May 8, 2009.

10.29

Employment Term Sheet Agreement among Bruce R. Hague, PrivateBancorp, Inc. and The PrivateBank and Trust Company dated October 25, 2007 is incorporated herein by reference to Exhibit 10.9 to the Annual Report on Form 10-K (File No. 000-25887) filed on February 29, 2008.

10.30

Employment Term Sheet Agreement among Bruce S. Lubin, PrivateBancorp, Inc. and The PrivateBank and Trust Company dated October 24, 2007 is incorporated herein by reference to Exhibit 10.11 to the Annual Report on Form 10-K (File No. 000-25887) filed on February 29, 2008.

10.31

Term Sheet Agreement dated July 7, 2008 between The PrivateBank and Trust Company and Norman R. Bobins is incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 000-25887) filed on November 10, 2008.

10.32

Employment Term Sheet Agreement among Kevin M. Killips, PrivateBancorp, Inc. and The PrivateBank and Trust Company dated February 6, 2009 is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-25887) filed on February 9, 2009.

10.33	Employment Term Sheet Agreement among Mark Holmes, PrivateBancorp, Inc. and The PrivateBank and Trust Company dated October 20, 2007.

10.34

Employment Term Sheet Agreement among Dennis L. Klaeser, PrivateBancorp, Inc. and The PrivateBank and Trust Company dated December 12, 2007 is incorporated herein by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K (File No. 000-25887) filed on February 29, 2008.

10.35

Separation Agreement and General Release by and between Private Bancorp, Inc. and Dennis Klaeser dated as of July 6, 2009, but effective as of March 31, 2009, is incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-34066) filed on November 9, 2009.

10.36	Employment Term Sheet Agreement among Gary S. Collins, PrivateBancorp, Inc. and The PrivateBank and Trust Company dated as of October 25, 2007.

10.37

Form of Senior Executive Officer Letter Agreement and Waiver executed by each of the following executive officers of PrivateBancorp, Inc. as required pursuant to the Securities Purchase Agreement dated January 30, 2009 entered into between PrivateBancorp, Inc. and the United States Department of the Treasury under the TARP Capital Purchase Program: Larry D. Richman, Dennis L. Klaeser, Bruce Lubin, Bruce Hague, Karen Case, Ralph B. Mandell, Gary S. Collins, C. Brant Ahrens, Wallace L. Head, John B. Williams, Kevin J. Van Solkema, and Joan A. Schellhorn is incorporated herein by reference to Exhibit 10.33 to the Annual Report on Form 10-K (File No. 001-34066) filed on March 2, 2009.

11

Statement re: Computation of Per Share Earnings - The computation of basic and diluted earnings per share is included in Note 14 of the company’s Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” included in this report on Form 10-K.

12	Statement re: Computation of Ratio of Earnings to Fixed Charges.

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney (set forth on signature page).

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(1)	Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certification of Chief Executive Officer pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008, as amended by the American Recovery and Reinvestment Act of 2009.

99.2	Certification of Chief Financial Officer pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008, as amended by the American Recovery and Reinvestment Act of 2009.

(1)	Furnished, not filed.

Exhibits 10.7 through 10.37 are management contracts or compensatory plans or arrangements.