Form 10-Q
period 2010-03-31
PRIVATEBANCORP, INC
filed 2010-05-10
CIK 889936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

(312) 564-2000

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

Yes  ☐  No  ☑

As of May 5, 2010, there were 71,437,884 shares of the issuer’s voting and non-voting common stock, without par value, outstanding.

PRIVATEBANCORP, INC.

FORM 10-Q

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PRIVATEBANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Amounts in thousands, except per share data)

	March 31, 2010	December 31, 2009
Assets	(Unaudited)
Cash and due from banks	$107,618	$320,160
Federal funds sold and other short-term investments	1,146,814	218,935
Loans held for sale	16,224	28,363
Securities available-for-sale, at fair value	1,769,138	1,569,541
Non-marketable equity investments	29,475	29,413
Loans – excluding covered assets, net of unearned fees	8,916,854	9,073,474
Allowance for loan losses	(236,851)	(221,688)

Loans, net of allowance for loan losses and unearned fees	8,680,003	8,851,786
Covered assets	468,939	502,034
Allowance for covered asset losses	(5,176)	(2,764)

Covered assets, net of allowance for covered asset losses	463,763	499,270
Other real estate owned	60,755	41,497
Premises, furniture, and equipment, net	41,350	41,344
Accrued interest receivable	34,766	35,562
Investment in bank owned life insurance	48,101	47,666
Goodwill	94,658	94,671
Other intangible assets	18,070	18,485
Derivative assets	85,152	71,540
Other assets	202,975	191,200

Total assets	$12,798,862	$12,059,433

Liabilities
Demand deposits:
Non-interest-bearing	$1,886,427	$1,840,900
Interest-bearing	714,700	752,728
Savings deposits and money market accounts	4,709,796	4,080,824
Brokered deposits	1,831,306	1,566,139
Other time deposits	1,498,322	1,678,172

Total deposits	10,640,551	9,918,763
Short-term borrowings	241,293	214,975
Long-term debt	498,874	533,023
Accrued interest payable	10,357	9,673
Derivative liabilities	86,873	71,958
Other liabilities	100,687	75,425

Total liabilities	11,578,635	10,823,817

Equity
Preferred stock - no par value; authorized 1 million shares
Series B - $1,000 liquidation value: issued and outstanding: 243,815 shares 2010 and 2009	237,833	237,487
Common stock – no par value, $1.00 stated value
Voting, authorized: 84.0 million shares 2010 and 2009; issued: 2010 – 68,341,000 shares, 2009 – 68,333,000 shares; outstanding: 2010 – 67,797,000 shares, 2009 – 67,796,000 shares	66,964	66,908
Nonvoting, authorized: 5.0 million shares 2010 and 2009; issued and outstanding 3,536,000 shares 2010 and 2009	3,536	3,536
Treasury stock, at cost: 2010 – 544,000 voting shares; 2009 – 537,000 voting shares	(18,595)	(18,489)
Additional paid-in capital	944,095	940,338
Retained earnings	(47,112)	(22,093)
Accumulated other comprehensive income, net of tax	33,403	27,896

Total stockholders’ equity	1,220,124	1,235,583

Noncontrolling interests	103	33

Total equity	1,220,227	1,235,616

Total liabilities and equity	$12,798,862	$12,059,433

See accompanying notes to consolidated financial statements.

PRIVATEBANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Interest Income
Loans, including fees	$111,062	$92,944
Federal funds sold and other short-term investments	544	288
Securities:
Taxable	15,450	14,546
Exempt from Federal income taxes	1,718	1,852

Total interest income	128,774	109,630

Interest Expense
Interest-bearing deposits	966	399
Savings deposits and money market accounts	9,114	6,564
Brokered and other time deposits	11,424	26,884
Short-term borrowings	1,446	2,988
Long-term debt	7,505	8,915

Total interest expense	30,455	45,750

Net interest income	98,319	63,880
Provision for loan and covered asset losses	72,548	17,805

Net interest income after provision for loan and covered asset losses	25,771	46,075

Non-interest Income
Wealth management	4,424	3,794
Mortgage banking	2,121	2,175
Capital markets products	278	11,233
Treasury management	3,608	1,605
Bank owned life insurance	435	389
Other income, service charges, and fees	4,173	3,594
Net securities gains	29	772

Total non-interest income	15,068	23,562

Non-interest Expense
Salaries and employee benefits	39,389	35,121
Net occupancy expense	7,295	6,060
Technology and related costs	3,043	2,564
Marketing	2,102	1,842
Professional services	4,203	2,514
Investment manager expenses	635	609
Net foreclosed property expenses	1,403	444
Supplies and printing	290	342
Postage, telephone, and delivery	965	581
Insurance	5,419	3,832
Amortization of intangibles	415	329
Loan and collection expense	2,579	1,865
Other expenses	5,633	1,954

Total non-interest expense	73,371	58,057

(Loss) income before income taxes	(32,532)	11,580
Income tax (benefit) provision	(11,676)	4,409

Net (loss) income	(20,856)	7,171
Net income attributable to noncontrolling interests	70	60

Net (loss) income attributable to controlling interests	(20,926)	7,111
Preferred stock dividends and discount accretion	3,394	2,270

Net (loss) income available to common stockholders	$(24,320)	$4,841

Per Common Share Data
Basic	$(0.35)	$0.15
Diluted	$(0.35)	$0.14
Common dividends per share	$0.01	$0.01
Weighted-average shares outstanding	69,933	32,030
Weighted-average diluted shares outstanding	69,933	34,304

See accompanying notes to consolidated financial statements.

PRIVATEBANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts in thousands, except per share data)

(Unaudited)

	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non- controlling Interests	Total

Balance at January 1, 2009	$58,070	$32,468	$(17,285)	$482,347	$22,365	$27,568	$33	$605,566
Comprehensive Income:
Net income	0	0	0	0	7,111	0	60	7,171
Other comprehensive income (1)	0	0	0	0	0	6,130	0	6,130

Total comprehensive income								13,301
Cash dividends:
Common stock ($0.01 per share)	0	0	0	0	(331)	0	0	(331)
Preferred stock	0	0	0	0	(2,051)	0	0	(2,051)
Issuance of preferred stock	236,257	0	0	0	0	0	0	236,257
Issuance of common stock warrants	0	0	0	7,558	0	0	0	7,558
Accretion of preferred stock discount	219	0	0	0	(219)	0	0	0
Common stock issued under benefit plans	0	75	0	179	0	0	0	254
Excess tax benefit from shared-based compensation	0	0	0	(180)	0	0	0	(180)
Stock repurchased in connection with benefit plans	0	0	(53)	0	0	0	0	(53)
Share-based compensation expense	0	0	0	5,907	0	0	0	5,907

Balance at March 31, 2009	$294,546	$32,543	$(17,338)	$495,811	$26,875	$33,698	$93	$866,228

Balance at January 1, 2010	$237,487	$70,444	$(18,489)	$940,338	$(22,093)	$27,896	$33	$1,235,616
Comprehensive Income:
Net (loss) income	0	0	0	0	(20,926)	0	70	(20,856)
Other comprehensive income (1)	0	0	0	0	0	5,507	0	5,507

Total comprehensive loss								(15,349)
Cash dividends:
Common stock ($0.01 per share)	0	0	0	0	(699)	0	0	(699)
Preferred stock	0	0	0	0	(3,048)	0	0	(3,048)
Issuance of common stock	0	0	0	(2)	0	0	0	(2)
Accretion of preferred stock discount	346	0	0	0	(346)	0	0	0
Common stock issued under benefit plans	0	56	0	(23)	0	0	0	33
Excess tax benefit from shared-based compensation	0	0	0	(491)	0	0	0	(491)
Stock repurchased in connection with benefit plans	0	0	(106)	0	0	0	0	(106)
Share-based compensation expense	0	0	0	4,273	0	0	0	4,273

Balance at March 31, 2010	$237,833	$70,500	$(18,595)	$944,095	$(47,112)	$33,403	$103	$1,220,227

(1)	Net of taxes and reclassification adjustments.

See accompanying notes to consolidated financial statements.

PRIVATEBANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Operating Activities
Net loss (income)	$(20,926)	$7,111
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and covered asset losses	72,548	17,805
Depreciation of premises, furniture, and equipment	1,909	1,580
Net amortization (accretion) of premium (discount) on securities	864	(103)
Net gains on securities	(29)	(772)
Net gains on sale of other real estate owned	(166)	(39)
Net accretion of discount on covered assets	(13,977)	0
Bank owned life insurance income	(435)	(389)
Net (decrease) increase in deferred loan fees	(1,652)	2,294
Share-based compensation expense	4,375	5,858
Net increase in deferred income taxes	(5,599)	(5,405)
Net amortization of other intangibles	415	329
Change in loans held for sale	12,139	5,784
Fair market value adjustments on derivatives	1,303	(3,801)
Net decrease in accrued interest receivable	796	3,655
Net increase (decrease) in accrued interest payable	684	(13,848)
Net (increase) decrease in other assets	(8,599)	16,328
Net increase (decrease) in other liabilities	25,085	(18,803)

Net cash provided by operating activities	68,735	17,584

Investing Activities
Securities:
Proceeds from maturities, repayments, and calls	82,867	62,929
Proceeds from sales	3,822	27,807
Purchases	(278,251)	(40,412)
Net loan principal received (advanced)	77,346	(452,575)
Net decrease in covered assets	49,002	0
Proceeds from sale of other real estate owned	3,942	0
Net purchases of premises, furniture, and equipment	(1,915)	(558)

Net cash used in investing activities	(63,187)	(402,809)

Financing Activities
Net increase (decrease) in deposit accounts	721,788	(179,866)
Net increase in short-term borrowings	318	293,703
Proceeds on FHLB advances	0	100,000
Repayment of FHLB advances	(8,000)	(122,000)
Proceeds from the issuance of preferred stock and common stock warrant	0	243,815
(Payments for) issuance of common stock	(2)	0
Stock repurchased in connection with benefit plans	(106)	(53)
Cash dividends paid	(3,751)	(345)
Exercise of stock options and restricted share activity	33	254
Excess tax benefit from exercise of stock options and release of restricted stock awards	(491)	(180)

Net cash provided by financing activities	709,789	335,328

Net increase (decrease) in cash and cash equivalents	715,337	(49,897)

Cash and cash equivalents at beginning of year	539,095	230,235

Cash and cash equivalents at end of period	$1,254,432	$180,338

Cash paid (received) during year for:

Interest	$29,771	$59,598

Income taxes	6,250	(10,736)

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated interim financial statements of PrivateBancorp, Inc. (“PrivateBancorp” or the “Company”), a Delaware corporation, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include certain information and footnote disclosures required by U.S. generally accepted accounting principles (“GAAP”) for complete annual financial statements. Accordingly, these financial statements should be read in conjunction with the Company’s 2009 Annual Report on Form 10-K.

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with GAAP and reflect all adjustments that are, in the opinion of management, necessary for the fair presentation of the financial position and results of operations for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the quarter ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

In preparing the consolidated financial statements, we have considered the impact of events occurring subsequent to March 31, 2010 for potential recognition or disclosure in this quarterly report on Form 10-Q.

2. NEW ACCOUNTING STANDARDS

Recently Adopted Accounting Pronouncements

Accounting for Transfers of Financial Assets – On January 1, 2010, we adopted new accounting guidance issued by the Financial Accounting Standards Board (“FASB”) related to the transfer of financial assets. This guidance removes the exception for qualifying special-purpose entities from consolidation guidance and the exception that permitted sale accounting for certain guaranteed mortgage securitizations when a transferor had not surrendered control over the transferred financial assets. The new guidance also establishes conditions for accounting and reporting of a transfer of a portion of a financial asset, modifies the asset sale/derecognition criteria, and changes how retained interests are initially measured. The new guidance is expected to provide greater transparency about transfers of financial assets and a transferor’s continuing involvement, if any, with the transferred assets. The adoption of this guidance did not have a material impact on our financial position, consolidated results of operations or liquidity position.

Variable Interest Entities - On January 1, 2010, we adopted new accounting guidance issued by the FASB related to variable interest entities. This guidance replaces a quantitative-based risks and rewards calculation for determining which entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which entity has the power to direct the activities of a variable interest entity that most significantly impact its economic performance and the obligation to absorb its losses or the right to receive its benefits. This guidance requires reconsideration of whether an entity is a variable interest entity when any changes in facts or circumstances occur such that the holders of the equity investment at risk, as a group, lose the power to direct the activities of the entity that most significantly impact the entity’s economic performance. It also requires ongoing assessments of whether a variable interest holder is the primary beneficiary of a variable interest entity. The adoption of this guidance did not have a material impact on our financial position, consolidated results of operations or liquidity position.

Fair Value Measurement - On January 1, 2010, we adopted a new accounting standard issued by the FASB providing additional guidance relating to fair value measurement disclosures. Specifically, companies are required to separately disclose significant transfers into and out of Level 1 and Level 2 measurements in the fair value hierarchy and the reasons for those transfers. Significance should generally be based on earnings and total assets or liabilities, or when changes are recognized in other comprehensive income, based on total equity. Companies may take different approaches in determining when to recognize such transfers, including using the actual date of the event or change in circumstances causing the transfer, or using the beginning or ending of a reporting period. For Level 3 fair value measurements, the new guidance requires presentation of separate information about purchases, sales, issuances and settlements. Additionally, the FASB also clarified existing fair value measurement disclosure requirements relating to the level of disaggregation, inputs, and valuation techniques. This accounting standard was effective for us beginning January 1, 2010, except for the detailed Level 3 disclosures, which will be effective beginning January 1, 2011. The adoption of the applicable provisions of the standard on January 1, 2010 did not have a material impact on our financial position, consolidated results of operations or liquidity position as the standard addresses financial statement disclosures only.

3. SECURITIES

Securities Portfolio

(Amounts in thousands)

	March 31, 2010				December 31, 2009
	Amortized	Gross Unrealized		Fair	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Securities Available-for-Sale
U.S. Treasury	$16,754	$108	$-	$16,862	$16,758	$212	$-	$16,970
U.S. Agencies	10,258	133	-	10,391	10,292	23	-	10,315
Collateralized mortgage obligations	368,554	9,042	(395)	377,201	168,974	7,410	(20)	176,364
Residential mortgage -backed securities	1,138,405	37,525	(334)	1,175,596	1,162,924	30,389	(1,595)	1,191,718
State and municipal	181,470	8,072	(454)	189,088	165,828	8,451	(105)	174,174

Total	$1,715,441	$54,880	$(1,183)	$1,769,138	$1,524,776	$46,485	$(1,720)	$1,569,541

Non-marketable Equity Securities
FHLB stock	$22,612	$-	$-	$22,612	$22,791	$-	$-	$22,791
Other	6,863	-	-	6,863	6,622	-	-	6,622

Total	$29,475	$-	$-	$29,475	$29,413	$-	$-	$29,413

Non-marketable equity securities primarily include Community Reinvestment Act-qualified investments and Federal Reserve Bank (“FRB”) and Federal Home Loan Bank (“FHLB”) stock. Our participating subsidiary banks are required to maintain these equity securities as a member of both the FRB and FHLB, and in amounts as required by the institutions. These equity securities are “restricted” in that they can only be sold back to the respective institutions or another member institution at par. Therefore, they are less liquid than other tradable equity securities. Their fair value is equal to amortized cost, and no other-than-temporary impairments have been recorded on these securities during 2010 and 2009.

The carrying value of securities available-for-sale, which were pledged to secure public deposits, trust deposits and for other purposes as permitted or required by law, totaled $775.0 million at March 31, 2010 and $726.8 million at December 31, 2009.

Excluding securities issued or backed by the U.S. Government and its agencies and U.S. Government-sponsored enterprises, there were no investments in securities from one issuer that exceeded 10% of consolidated equity on March 31, 2010 or December 31, 2009.

The following table presents the aggregate amount of unrealized losses and the aggregate related fair values of securities with unrealized losses as of March 31, 2010 and December 31, 2009. The securities presented are grouped according to the time periods during which the securities have been in a continuous unrealized loss position.

Securities In Unrealized Loss Position

(Amounts in thousands)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
As of March 31, 2010
Collateralized mortgage obligations	$75,114	$(395)	$-	$-	$75,114	$(395)
Residential mortgage-backed securities	67,910	(334)	-	-	67,910	(334)
State and municipal	18,907	(454)	-	-	18,907	(454)

Total	$161,931	$(1,183)	$-	$-	$161,931	$(1,183)

As of December 31, 2009
Collateralized mortgage obligations	$3,617	$(20)	$-	$-	$3,617	$(20)
Residential mortgage-backed securities	334,903	(1,595)	-	-	334,903	(1,595)
State and municipal	8,176	(105)	-	-	8,176	(105)

Total	$346,696	$(1,720)	$-	$-	$346,696	$(1,720)

There were no securities in an unrealized loss position for greater than 12 months at March 31, 2010 and December 31, 2009. The unrealized losses reported for collateralized mortgage obligations and residential mortgage-backed securities were caused by increases in interest rates and the contractual cash flows of those investments are primarily guaranteed by either U.S. Government agencies or by U.S. Government-sponsored enterprises. Accordingly, we believe the credit risk embedded in these securities to be inherently low. The unrealized losses in our investments in state and municipal securities are due to increases in interest rates and we expect to recover the entire amortized cost basis of the securities.

Since the declines in fair value on our securities are attributable to changes in interest rates and not credit quality, and because we do not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at March 31, 2010.

Remaining Contractual Maturity of Securities

(Amounts in thousands)

	March 31, 2010
	Amortized Cost	Fair Value

One year or less	$17,629	$17,747
One year to five years	31,954	33,107
Five years to ten years	88,955	92,496
After ten years	69,944	72,991
Collateralized mortgage obligations	368,554	377,201
Residential mortgage-backed securities	1,138,405	1,175,596
Non-marketable equity securities	29,475	29,475

Total	$1,744,916	$1,798,613

Securities Gains (Losses)

(Amounts in thousands)

	Three Months Ended March 31,

	2010	2009

Proceeds from sales	$3,822	$27,807
Gross realized gains	$157	$772
Gross realized losses	(128)	-

Net realized gains	$29	$772

Income tax provision on net realized gains	$11	$296

Refer to Note 11 for additional details of the securities available-for-sale portfolio and the related impact of unrealized gains (losses) thereon.

4. LOANS

Loan Portfolio (excluding covered assets) (1)

(Amounts in thousands)

	March 31, 2010	December 31, 2009
Commercial and industrial	$3,516,884	$3,820,698
Owner-occupied commercial real estate	1,126,109	835,913

Total commercial	4,642,993	4,656,611
Commercial real estate	2,378,294	2,293,996
Commercial real estate – multifamily	487,901	521,001

Total commercial real estate	2,866,195	2,814,997

Construction	562,078	719,224
Residential real estate	316,012	319,463
Home equity	212,421	220,025
Personal	317,155	343,154

Total loans	$8,916,854	$9,073,474

Deferred loan fees included in total loans	$27,925	$29,577
Overdrawn demand deposits included in total loans	$20,763	$32,335

(1)	Refer to Note 6 for a detailed discussion regarding covered assets.

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

Book Value of Loans Pledged

(Amounts in thousands)

	March 31, 2010	December 31, 2009
Loans pledged to secure:
Federal Reserve Bank discount window borrowings	$3,012,038	$2,594,710
Federal Loan Home Bank advances	273,314	318,842

Total	$3,285,352	$2,913,552

Impaired, Nonaccrual, and Past Due Loans (excluding covered assets) (1)

(Amounts in thousands)

	March 31, 2010	December 31, 2009
Impaired loans:
Impaired loans with valuation reserve required (2)	$236,119	$215,266
Impaired loans with no valuation reserve required	148,928	180,181

Total impaired loans	$385,047	$395,447

Nonperforming loans:
Nonaccrual loans	$381,207	$395,447
Loans past due 90 days and still accruing interest	-	-

Total nonperforming loans	$381,207	$395,447

Restructured loans accruing interest	$3,840	$-

Valuation reserve related to impaired loans	$73,119	$65,760
Average impaired loans	$410,295	$246,517
Interest income forgone on impaired loans (3)	$18,367	$11,237

(1)	Refer to Note 6 for a detailed discussion regarding covered assets.
(2)	These impaired loans require a valuation reserve because the estimated value of the loans is less than the recorded investment in the loans.
(3)	Annualized interest for the three months ended March 31, 2010.

At March 31, 2010 remaining commitments to lend additional funds to debtors whose terms have been modified in a troubled debt restructuring were immaterial.

5. ALLOWANCE FOR LOAN LOSSES AND RESERVE FOR UNFUNDED COMMITMENTS

Allowance for Loan Losses (excluding covered assets) (1)

(Amounts in thousands)

	Three Months Ended March 31,

	2010	2009

Balance at beginning of period	$221,688	$112,672
Loans charged-off	(57,447)	(7,037)
Recoveries of loans previously charged-off	544	3,571

Net loans charged-off	(56,903)	(3,466)
Provision for loan losses	72,066	17,805

Balance at end of period	$236,851	$127,011

(1) Refer to Note 6 for a detailed discussion regarding covered assets.

At March 31, 2010 and December 31, 2009, $73.1 million and $65.8 million, respectively, of the total allowance for loan losses were specifically allocated to loans deemed impaired. Refer to Note 4 for additional information regarding impaired loans.

Reserve for Unfunded Commitments (excluding covered assets) (1)

(Amounts in thousands)

	Three Months Ended March 31,

	2010	2009

Balance at beginning of period	$1,452	$840
Provision for unfunded commitments	2,000	49

Balance at end of period	$3,452	$889

(1) Refer to Note 6 for a detailed discussion regarding covered assets.

Unfunded commitments, excluding covered assets, totaled $3.9 billion at March 31, 2010 and $3.3 billion at March 31, 2009.

6. COVERED ASSETS

Covered assets represent purchased loans and foreclosed loan collateral covered under loss sharing agreements with the Federal Deposit Insurance Corporation (“FDIC”) and includes the fair value of reimbursement cash flows we expect to receive from the FDIC under such agreements.

In accordance with applicable authoritative accounting guidance, the purchased loans and related indemnification asset are recorded at fair value at the date of purchase and “carrying over” or the creation of valuation allowances in the initial accounting for such loans acquired in a transfer is prohibited. We evaluate purchased loans for impairment in accordance with the applicable authoritative guidance. Purchased loans with evidence of credit deterioration since origination for which it is probable that all contractually required payments will not be collected are considered impaired (“purchased impaired loans”). All other purchased loans are considered nonimpaired (“purchased nonimpaired loans”). The carrying amount of the covered assets consisted of purchased impaired loans, purchased nonimpaired loans and other assets, and are presented in the following table:

Covered Assets

(Amounts in thousands)

	March 31, 2010				December 31, 2009
	Purchased Impaired Loans	Purchased Nonimpaired Loans	Other Assets	Total	Purchased Impaired Loans	Purchased Nonimpaired Loans	Other Assets	Total

Commercial loans	$14,562	$60,884	$-	$75,446	$13,390	$65,495	$-	$78,885
Commercial real estate loans	74,838	144,091	-	218,929	78,378	147,746	-	226,124
Residential mortgage loans	326	59,244	-	59,570	289	59,858	-	60,147
Consumer installment and other	1,707	10,279	392	12,378	2,083	10,847	508	13,438
Foreclosed real estate	-	-	15,830	15,830	-	-	14,770	14,770
Asset in lieu	-	-	581	581	-	-	560	560
Estimated loss reimbursement by the FDIC	-	-	86,205	86,205	-	-	108,110	108,110

Total covered assets	$91,433	$274,498	$103,008	$468,939	$94,140	$283,946	$123,948	$502,034

For purchased impaired loans, the excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized into interest income over the remaining life of the loan using the constant effective yield method when there is a reasonable expectation about amount and timing of such cash flows. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the non-accretable difference. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses, resulting in an increase to the allowance for covered asset losses, and a reclassification from accretable yield to nonaccretable differences. Subsequent increases in cash flows result in a recovery of any previously recorded allowance for covered assets, to the extent applicable, and a reclassification of the difference from nonaccretable to accretable with a positive impact on interest income. At March 31, 2010, there was no allowance for covered asset losses related to the purchased impaired loans.

For purchased nonimpaired loans, differences between the purchase price and the unpaid principal balance at the date of acquisition are recorded in interest income over the life of the loan using a constant effective yield method. Decreases in expected cash flows after the purchase date are recognized by recording an additional allowance for loan losses. During first quarter 2010, we recorded a $482,000 provision for covered asset losses resulting in a $5.2 million allowance for covered asset losses.

Disposals of loans, which may include sales of loans or foreclosures, result in removal of the loan from the covered asset portfolio at its carrying amount.

Changes in the carrying amount and accretable yield for loans that evidenced deterioration at the acquisition date were as follows for the three months ended March 31, 2010.

Change in Purchased Impaired Loans Accretable Yield and Carrying Amount

(Amounts in thousands)

	Three Months Ended March 31, 2010
	Accretable Yield	Carrying Amount of Loans
Balance at beginning of period	$34,790	$94,140
Purchases (1)	-	-
Payments received	-	(3,844)
Charge-offs/disposals	(1,568)	(1,497)
Reclassifications (to) from nonaccretable difference, net	552	-
Accretion	(2,634)	2,634

Balance at end of period	$31,140	$91,433

(1)	Represents the fair value of the loans at acquisition.

7. GOODWILL AND OTHER INTANGIBLE ASSETS

Carrying Amount of Goodwill by Operating Segment

(Amounts in thousands)

	March 31, 2010	December 31, 2009

Banking	$81,755	$81,755
Wealth Management	12,903	12,916
Holding Company Activities	-	-

Total goodwill	$94,658	$94,671

Goodwill is not amortized but, instead, is subject to impairment tests at least on an annual basis or more often if events or circumstances indicate that there may be impairment. Our annual goodwill test was performed as of October 31, 2009, and it was determined that no impairment existed as of that date. During first quarter 2010, there were no events or circumstances to indicate there may be impairment of goodwill.

Goodwill decreased by $13,000 during the first quarter 2010 due to an adjustment for tax benefits associated with the goodwill attributable to Lodestar Investment Counsel, LLC (“Lodestar”), an investment management firm and partially-owned subsidiary of the Company.

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

Other Intangible Assets

(Amounts in thousands)

	Gross Carrying Amount		Accumulated Amortization		Net Carrying Amount
	March 31, 2010	December 31, 2009	March 31, 2010	December 31, 2009	March 31, 2010	December 31, 2009
Core deposit intangible	$18,093	$18,093	$3,338	$3,084	$14,755	$15,009
Client relationships	4,900	4,900	1,871	1,772	3,029	3,128
Assembled workforce	736	736	450	388	286	348

Total	$23,729	$23,729	$5,659	$5,244	$18,070	$18,485

Amortization expense totaled $415,000 for the quarter ended March 31, 2010 and $329,000 for the quarter ended March 31, 2009. The weighted average remaining life as of March 31, 2010 was 7 years for core deposit intangibles, 9 years for client relationships and 2 years for assembled workforce intangibles.

Scheduled Amortization of Other Intangible Assets

(Amounts in thousands)

Total
Year ending December 31,
2010:
Remaining nine months	1,230
2011	1,487
2012	2,673
2013	3,101
2014	3,190
2015 and thereafter	6,389

Total	$18,070

8. SHORT-TERM BORROWINGS

Summary of Short-term Borrowings

(Amounts in thousands)

	March 31, 2010		December 31, 2009
	Amount	Rate	Amount	Rate
Securities sold under agreements to repurchase	$3,253	0.60%	$3,975	0.60%
Federal Home Loan Bank advances	237,000	2.62%	211,000	2.74%
Other	1,040	5.74%	-

Total short-term borrowings	$241,293		$214,975

Securities sold under agreements to repurchase and federal funds purchased generally mature within 1 to 90 days from the transaction date. Securities sold under agreements to repurchase are treated as financings, and the obligations to repurchase securities sold are reflected as a liability in the Consolidated Statements of Financial Condition. Repurchase agreements are secured by U.S. Treasury, mortgage-backed securities or collateralized mortgage obligations and, if required, are held in third party pledge accounts. As of March 31, 2010, we did not have amounts at risk under repurchase agreements with any individual counterparty or group of counterparties that exceeded 10% of equity.

Our subsidiary banks had unused overnight fed funds borrowings available for use of $130.0 million at March 31, 2010 and $376.0 million at December 31, 2009. Our total availability of overnight fed fund borrowings is not a committed line of credit and is dependent upon lender availability. At March 31, 2010, we also had $1.8 billion in borrowing capacity with none outstanding through the Federal Reserve Bank discount window’s primary credit program, which includes federal term auction facilities. Our borrowing capacity changes each quarter subject to available collateral and FRB discount factors.

Incident to the 2009 merger of our bank subsidiaries other than The PrivateBank, N.A. into The PrivateBank-Chicago, and because The PrivateBank-Chicago is not a FHLB member, our access to FHLB borrowings has been reduced to that available through our remaining FHLB member bank, The PrivateBank, N.A. Advances outstanding prior to the bank mergers remain outstanding to the extent not matured and are secured by qualifying residential and multi-family mortgages and state and municipal and mortgage-related securities. FHLB advances reported as short-term borrowings represent advances with a remaining maturity of one year or less. Our short-term FHLB advances have a weighted average interest rate of 2.62% at March 31, 2010 and 2.74% at December 31, 2009, payable monthly. At March 31, 2010, the weighted average remaining maturities of FHLB short-term advances were 5 months.

9. LONG-TERM DEBT

Long-Term Debt

(Amounts in thousands)

	March 31, 2010	December 31, 2009

Parent Company:
2.91% junior subordinated debentures due 2034 (1)(a)	$8,248	$8,248
6.00% junior subordinated debentures due 2035 (2)(a)	51,547	51,547
6.10% junior subordinated debentures due 2035 (3)(a)	41,238	41,238
10.00% junior subordinated debentures due 2068 (a)	143,760	143,760

Subtotal	244,793	244,793

Subsidiaries:
Federal Home Loan Bank advances	134,081	168,230
3.80% subordinated debt facility due 2015 (4)(b)	120,000	120,000

Subtotal	254,081	288,230

Total long-term debt	$498,874	$533,023

(1) Variable rate in effect at March 31, 2010, based on three-month LIBOR + 2.65%.

(2) Rate remains in effect until September 15, 2010, then reverts to variable at three-month LIBOR + 1.71%.

(3) Rate remains in effect until December 15, 2010, then reverts to variable at three-month LIBOR + 1.50%.

(4) Variable rate in effect at March 31, 2010, based on three-month LIBOR + 3.50%.

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

Long-term advances from the FHLB had weighted-average interest rates of 3.14% at March 31, 2010 and 2.97% at December 31, 2009. These advances, which had a combination of fixed and floating interest rates, were secured by qualifying residential and multi-family mortgages and state and municipal and mortgage-related securities. At March 31, 2010, the weighted average remaining maturities of FHLB long-term advances was 26 months.

The PrivateBank – Chicago has $120.0 million outstanding under a 7-year subordinated debt facility. The debt facility has a variable rate of interest based on LIBOR plus 3.50%, per annum, payable quarterly and re-prices quarterly. The debt may be prepaid at any time prior to maturity without penalty and is subordinate to our senior indebtedness.

We reclassify long-term debt to short-term borrowings when the remaining maturity becomes less than one year.

Scheduled Maturities of Long-Term Debt

(Amounts in thousands)

Total
Year ending December 31,
2011	$84,081
2012	35,000
2013	5,000
2014	2,000
2015 and thereafter	372,793

Total	$498,874

10. JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES HELD BY TRUSTS THAT ISSUED GUARANTEED CAPITAL DEBT SECURITIES

As of March 31, 2010, we sponsored and wholly owned 100% of the common equity of four trusts that were formed for the purpose of issuing Company-obligated mandatorily redeemable preferred securities (“Trust Preferred Securities”) to third-party investors and investing the proceeds from the sale of the Trust Preferred Securities solely in junior subordinated debt securities of the Company (the “Debentures”). The Debentures held by the trusts, which totaled $244.8 million, are the sole assets of each trust. Our obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The guarantee covers the distributions and payments on liquidation or redemption of the Trust Preferred Securities, but only to the extent of funds held by the trusts. We have the right to redeem the Debentures in whole or in part, on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date. We used the proceeds from the sales of the Debentures for general corporate purposes.

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

Common Shares, Preferred Securities, and Related Debentures

(Amounts and number of shares in thousands)

							Principal Amount of Debentures
	Issuance Date	Common Shares Issued	Trust Preferred Securities Issued (1)	Coupon Rate (2)	Earliest Redemption Date (on or after) (3)	Maturity	March 31, 2010	December 31, 2009

Bloomfield Hills Statutory Trust I	May 2004	$248	$8,000	2.91%	Jun. 17, 2009	Jun. 2034	$8,248	$8,248

PrivateBancorp Statutory Trust II	Jun. 2005	1,547	50,000	6.00%	Sep. 15, 2010	Sep. 2035	51,547	51,547

PrivateBancorp Statutory Trust III	Dec. 2005	1,238	40,000	6.10%	Dec. 15, 2010	Dec. 2035	41,238	41,238

PrivateBancorp Statutory Trust IV	May 2008	10	143,750	10.00%	Jun. 13, 2013	Jun. 2068	143,760	143,760

Total		$3,043	$241,750				$244,793	$244,793

(1)

The trust preferred securities accrue distributions at a rate equal to the interest rate and have a maturity identical to that of the related debentures. The trust preferred securities will be redeemed upon maturity of the related debentures.

(2)

Reflects the coupon rate in effect at March 31, 2010. The coupon rate for the Bloomfield Hills Statutory Trust I is a variable rate and is based on three month LIBOR plus 2.65% with distributions payable quarterly. The coupon rates for the PrivateBancorp Statutory Trusts II and III are fixed for the initial five years from issuance and thereafter at a variable rate based on three-month LIBOR plus 1.71% for Trust II and three-month LIBOR plus 1.50% for Trust III. The coupon rate for the PrivateBancorp Statutory Trust IV is fixed. Distributions are payable quarterly. We have the right to defer payment of interest on the debentures at any time or from time to time for a period not exceeding five years provided no extension period may extend beyond the stated maturity of the debentures. During such extension period, distributions on the trust preferred securities will also be deferred, and our ability to pay dividends on our common stock will be restricted.

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

11. EQUITY

Comprehensive Income

Comprehensive income includes net income as well as certain items that are reported directly within a separate component of equity that are not considered part of net income. Currently, our accumulated other comprehensive income consists of the unrealized gains (losses) on securities available-for-sale.

Components of Other Comprehensive Income

(Amounts in thousands)

	Three Months Ended March 31,

	2010			2009
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Securities available-for-sale:
Unrealized holding gains	$8,932	$3,425	$5,507	$10,722	$4,113	$6,609
Less: Reclassification of net gains included in net income	-	-	-	(772)	(293)	(479)

Net unrealized holding gains (losses)	$8,932	$3,425	$5,507	$9,950	$3,820	$6,130

Change in Accumulated Other Comprehensive Income

(Amounts in thousands)

Total Accumulated Other Comprehensive Income
Balance, December 31, 2008	$27,568
Three months 2009 other comprehensive income	6,130

Balance, March 31, 2009	$33,698

Balance, December 31, 2009	$27,896
Three months 2010 other comprehensive income	5,507

Balance, March 31, 2010	$33,403

12. EARNINGS PER COMMON SHARE

Basic and Diluted Earnings per Share

(Amounts in thousands, except per share data)

	Three Months Ended March 31,
	2010	2009
Basic earnings per common share

Net (loss) income attributable to controlling interests	$(20,926)	$7,111
Preferred dividends and discount accretion of preferred stock	3,394	2,270

Net (loss) income available to common stockholders	(24,320)	4,841
Less: Earnings allocated to participating stockholders	-	-

Earnings allocated to common stockholders	$(24,320)	$4,841

Weighted-average common shares outstanding	69,933	32,030
Basic earnings per common share	$(0.35)	$0.15

Diluted earnings per common share
Earnings allocated to common stockholders (1)	$(24,320)	$4,841

Weighted-average common shares outstanding (2):
Weighted-average common shares outstanding	69,933	32,030
Dilutive effect of stock awards	-	323
Dilutive effect of convertible preferred stock	-	1,951

Weighted-average diluted common shares outstanding	69,933	34,304

Diluted earnings per common share	$(0.35)	$0.14

(1)

Earnings allocated to common stockholders for basic and diluted earnings per share may differ under the two-class method as a result of adding common stock equivalents for options and warrants to dilutive shares outstanding, which alters the ratio used to allocate earnings to common stockholders and participating securities for the purposes of calculating diluted earnings per share.

(2)

As a result of the net loss for the three months ended March 31, 2010, there is no adjustment to basic weighted average shares outstanding for the dilutive effect of stock-based awards as it results in anti-dilution.

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

13. INCOME TAXES

Income Tax Provision Analysis

(Dollars in thousands)

	Quarters Ended March 31,

	2010	2009
(Loss) income before income taxes	$(32,532)	$11,580

Income tax (benefit) provision:

Current income tax (benefit) provision	$(6,077)	$9,814

Deferred income tax benefit	(5,599)	(5,405)

Total income tax (benefit) provision	$(11,676)	$4,409

Effective tax rate	-35.9%	38.1%

Net deferred tax assets totaled $110.8 million at March 31, 2010 and $108.8 million at December 31, 2009. Net deferred tax assets are included in other assets in the accompanying Consolidated Statements of Financial Condition and no valuation allowance is recorded. In assessing whether a deferred tax asset valuation allowance is needed, we considered the negative evidence associated with a cumulative pre-tax loss for financial statement purposes for the trailing three-year period. We also considered the positive evidence associated with taxable income generated in 2009, and reversing taxable temporary differences in future periods. Most significantly, however, we relied on our ability to generate future taxable income, exclusive of reversing temporary differences, over a relatively short time period.

In assessing our prospects for generating future pre-tax book income, we considered a number of factors, including: (a) our success in achieving strong operating income (pre-tax, pre-provision) results during 2009 and in the first quarter of 2010; (b) the concentration of credit losses in certain segments and vintages of our loan portfolio; and (c) our significant excess tangible capital position relative to “well capitalized” regulatory standards and other industry benchmarks. These factors support our expectation of higher pre-tax earnings in future periods. We believe this in turn should give rise to taxable income levels (exclusive of reversing temporary differences) that more likely than not would be sufficient to realize the deferred tax assets over a short time period.

As of March 31, 2010, there was $667,000 of unrecognized tax benefits relating to uncertain tax positions that would favorably impact the effective tax rate if recognized in future periods.

14. DERIVATIVE INSTRUMENTS

We are an end-user of certain derivative financial instruments, which we use to manage our exposure to interest rate and foreign exchange risk. We also use these instruments for client accommodation as we make a market in derivatives for our clients.

None of the end-user and client related derivatives have been designated as hedging instruments. Both end-user and client related derivatives are recorded at fair value in the Consolidated Statements of Financial Condition as either derivative assets or derivative liabilities, with changes in their fair value recorded in current earnings. Refer to Table A below for the fair values of our derivative instruments on a gross basis as of March 31, 2010 and December 31, 2009, and where they are recorded in the Consolidated Statements of Financial Condition and Table B below for the related net gains/(losses) recognized during the three months ended March 31, 2010 and 2009, and where they are recorded in the Consolidated Statements of Income.

Derivative assets and liabilities are recorded at fair value in the Consolidated Statements of Financial Condition, after taking into account the effects of master netting agreements as allowed under authoritative accounting guidance.

Derivatives expose us to credit risk measured as replacement cost (current positive mark to market value plus potential future exposure from positive movements in mark to market). Credit risk is managed through our standard underwriting process. Actual exposures are monitored against various types of credit limits established to contain risk within parameters. Additionally, credit risk is managed through the use of collateral and netting agreements.

End-User Derivatives – We enter into derivatives that include commitments to fund certain mortgage loans to be sold into the secondary market and forward commitments for the future delivery of residential mortgage loans. It is our practice to enter into forward commitments for the future delivery of fixed rate residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates on our commitments to fund the loans as well as on our portfolio of mortgage loans held-for-sale. At March 31, 2010, we had approximately $35.1 million of interest rate lock commitments and $51.3 million of forward commitments for the future delivery of residential mortgage loans with rate locks.

We are also exposed at times to foreign exchange risk as a result of issuing loans in which the principal and interest are settled in a currency other than US dollars. Currently our exposure is to the British pound and we manage this risk by using currency forward derivatives.

Client Related Derivatives – We offer, through our capital markets group, an extensive range of over-the-counter interest rate and foreign exchange derivatives to our clients including but not limited to interest rate swaps, options on interest rate swaps, interest rate options (also referred to as Caps, Floors, Collars, etc.), foreign exchange forwards and options as well as cash products such as foreign exchange spot transactions. These client generated activities are structured to mitigate our exposure to market risk through the execution of off-setting positions with inter-bank dealer counterparties. This permits the capital markets group to offer customized risk management solutions to our clients while maintaining high capital velocity. Although transactions originated by capital markets do not expose us to overnight market risk, they do expose us to other risks including counterparty credit, settlement, and operational risk.

To accommodate our loan clients, we occasionally enter into risk participation agreements (RPAs) with counterparty banks to either accept or transfer a portion of the credit risk related to their interest rate derivatives. This allows clients to execute an interest rate derivative with one bank while allowing for distribution of the credit risk between participating members. We have entered into written RPAs in which the bank accepts a portion of the credit risk associated with a loan client’s interest rate derivative in exchange for a fee. At March 31, 2010 and December 31, 2009, written RPAs had remaining terms to maturity ranging from less than one year to four years and one to four years, respectively. We manage this credit risk through our loan underwriting process and when appropriate the RPA is backed by collateral provided by our clients under their loan agreement.

The current payment/performance risk of written RPAs is assessed using internal risk ratings, which range from 1 to 8 with the latter representing the highest credit risk. The risk rating is based on several factors including the financial condition of the RPA’s underlying derivative counterparty, present economic conditions, performance trends, leverage, and liquidity. As of March 31, 2010 and December 31, 2009, written RPAs were assigned a risk rating of between 3 and 7.

The maximum potential amount of future undiscounted payments that we could be required to make under our written risk participation agreements is approximately $3.8 million and $4.9 million at March 31, 2010 and December 31, 2009, respectively. This assumes that the underlying derivative counterparty defaults and that the floating interest rate index of the underlying derivative remains at zero percent. In the event that we would have to pay out any amounts under our RPAs, we will seek to recover these from assets that our clients pledged as collateral for the derivative and the related loan. We believe that proceeds from the liquidation of the collateral will cover approximately 64% and 61% of the maximum potential amount of future payments under our outstanding RPAs at March 31, 2010 and December 31, 2009, respectively. At March 31, 2010 and December 31, 2009, the fair value of written RPAs totaled ($90,700) and ($101,100), respectively.

Table A

Consolidated Statement of Financial Condition Location of and

Fair Value of Derivative Instruments Not Designated in Hedging Relationship

(Amounts in thousands)

	Asset Derivatives				Liability Derivatives

	March 31, 2010		December 31, 2009		March 31, 2010		December 31, 2009
	Notional/ Contract Amount(1)	Fair Value	Notional/ Contract Amount	Fair Value	Notional/ Contract Amount(1)	Fair Value	Notional/ Contract Amount(1)		Fair Value
Capital markets group derivatives (2):
Interest rate contracts	$2,704,181	$85,857	$2,759,586	$75,728	$2,704,181	$87,915		$2,759,586	$76,475
Foreign exchange contracts	167,875	6,030	127,067	3,803	167,875	5,603		127,067	3,374
Credit contracts	4,555	1	4,629	1	77,648	91		81,537	101

Subtotal		91,888		79,532		93,609			79,950
Netting adjustments(3)		(6,736)		(7,992)		(6,736)			(7,992)

Total		$85,152		$71,540		$86,873			$71,958

Other derivatives(4):
Foreign exchange derivatives	$3,229	$207	$3,439	$96	$402	$-	$		$-
Mortgage banking derivatives		167		557		124			445

Total		374		653		124			445

Grand total derivatives		$85,526		$72,193		$86,997			$72,403

(1)	The weighted average notional amounts are shown for interest rate and credit contracts.
(2)	Capital market group asset and liability derivatives are reported as Derivative assets and Derivative liabilities on the Consolidated Statement of Condition, respectively.
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

Table B

Consolidated Statement of Income Location of and Gain (Loss) Recognized

on Derivative Instruments Not Designated in Hedging Relationship

(Amounts in thousands)

		Three Months Ended March 31,

	Location	2010	2009
Capital markets group derivatives:
Interest rate contracts	Capital markets products income	$(753)	$10,732
Foreign exchange contracts	Capital markets products income	1,021	451
Credit contracts	Capital markets products income	10	50

Total capital markets group derivatives		$278	$11,233

Other derivatives:
Foreign exchange derivatives	Other income, service charges and fees	$(2)	$45
Mortgage banking derivatives	Other income, service charges and fees	43	47

Total other derivatives		41	92

Total derivatives		$319	$11,325

Certain of our derivative contracts contain embedded credit risk contingent features that if triggered either allow the derivative counterparty to terminate the derivative or require additional collateral. These contingent features are triggered if we do not meet specified financial performance indicators such as capital or credit ratios.

The aggregate fair value of all derivatives and RPA transactions subject to credit risk contingency features that are in a net liability position on March 31, 2010 and December 31, 2009, totaled $58.0 million and $50.2 million, respectively, for which we have posted collateral of $63.2 million and $56.4 million, respectively, in the normal course of business. If the credit risk contingency features were triggered on March 31, 2010 and December 31, 2009, we would be required to post an additional $618,000 and $1.0 million, respectively, of collateral to our derivative counterparties and immediately settle outstanding derivative instruments for $41.1 million and $33.9 million, respectively, not taking into account posted collateral.

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

Contractual or Notional Amounts of Financial Instruments

(Amounts in thousands)

	March 31, 2010	December 31, 2009
Commitments to extend credit:
Home equity lines	$188,279	$186,618
All other commitments	3,544,146	3,600,335
Letters of credit:
Standby	229,462	232,681
Commercial	1,084	1,085

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

The maximum potential future payments guaranteed by us under standby letters of credit arrangements are equal to the contractual amount of the commitment. The unamortized fees associated with standby letters of credit, which is included in other liabilities in the Consolidated Statements of Financial Condition, totaled $1.2 million as of March 31, 2010. We amortize these amounts into income over the commitment period. As of March 31, 2010, standby letters of credit had a remaining weighted-average term of approximately 13 months, with remaining actual lives ranging from less than 1 year to 8 years.

Legal Proceedings

As of March 31, 2010, there were certain legal proceedings pending against us and our subsidiaries in the ordinary course of business. We are not a party to any legal proceedings that we currently believe will have, individually or in aggregate, a material adverse effect on our business, results of operations, financial condition or cash flows.

16. FAIR VALUE

We measure, monitor, and disclose certain of our assets and liabilities on a fair value basis. Fair value is used on a recurring basis to account for securities available-for-sale, derivative assets, derivative liabilities, other assets, and other liabilities. In addition, fair value is used on a non-recurring basis to apply lower-of-cost-or-market accounting to foreclosed real estate and loans held for sale; evaluate assets or liabilities for impairment, including collateral-dependent impaired loans and for disclosure purposes. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Depending on the nature of the asset or liability, we use various valuation techniques and input assumptions when estimating fair value.

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

Loans Held for Sale – Loans held for sale (“LHFS”) represent mortgage loan originations intended to be sold in the secondary market and other loans that management has an active plan to sell. LHFS are accounted for at the lower of cost or fair value, which is determined based on a variety of factors, including quoted market rates and our judgment of other relevant market conditions. LHFS are classified in level 3 of the valuation hierarchy.

Collateral-Dependent Impaired Loans – The carrying value of impaired loans is disclosed in Note 4, “Loans.” We do not record loans at fair value on a recurring basis. However, from time to time, fair value adjustments are recorded on these loans to reflect (1) partial write-downs that are based on the current appraised or market-quoted value of the underlying collateral or (2) the full charge-off of the loan carrying value. In some cases, the properties for which market quotes or appraised values have been obtained are located in areas where comparable sales data is limited, outdated, or unavailable. Accordingly, fair value estimates, including those obtained from real estate brokers or other third-party consultants, for collateral-dependent impaired loans are classified in level 3 of the valuation hierarchy.

Other Real Estate Owned (“OREO”) – OREO is valued based on third-party appraisals of each property and our judgment of other relevant market conditions and are classified in level 3 of the valuation hierarchy.

Covered Assets-Foreclosed Real Estate – Covered assets-foreclosed real estate is valued based on third-party appraisals of each property and our judgment of other relevant market conditions and are classified in level 3 of the valuation hierarchy.

Derivative Assets and Derivative Liabilities – Client related derivative instruments with positive fair values are reported as an asset and derivative instruments with negative fair value are reported as liabilities and after taking into account the effects of master netting agreements. The fair value of client related derivative assets and liabilities are determined based on the fair market value as quoted by broker-dealers using standardized industry models, third party advisors using standardized industry models, or internally generated models. Also, all derivative values incorporate an assessment of counterparty nonperformance risk. The nonperformance risk assessment is based on our evaluation of credit risk, or if available, on observable external assessments of credit risk. Client related derivative assets and liabilities are valued based on primarily observable inputs and generally classified in level 2 of the valuation hierarchy. Level 3 derivatives include risk participation agreements and interest rate derivatives, for which nonperformance risk is based on our evaluation of credit risk and the nonperformance risk is significant to the overall fair value of the derivative.

Other Assets and Other Liabilities – Included in other assets and other liabilities are end-user derivative instruments that we use to manage our foreign exchange and interest rate risk. End-user derivative instruments with positive fair value are reported as an asset and end-user derivative instruments with a negative fair value are reported as liabilities and after taking into account the effects of master netting agreements. The fair value of end-user derivative assets and liabilities are determined based on the fair market value as quoted by broker-dealers using standardized industry models, third party advisors using standardized industry models, or internally generated models based primarily on observable inputs. End-user derivative assets and liabilities are classified in level 2 of the valuation hierarchy.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table provides the hierarchy level and fair value for each major category of assets and liabilities measured at fair value at March 31, 2010 and December 31, 2009 on a recurring basis.

Fair Value Measurements on a Recurring Basis

(Amounts in thousands)

	March 31, 2010				December 31, 2009
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Securities available-for-sale
U.S. Treasury	$16,862	$-	$-	$16,862	$16,970	$-	$-	$16,970
U.S. Agencies	-	10,391	-	10,391	-	10,315	-	10,315
Collateralized mortgage obligations	-	377,201	-	377,201	-	176,364	-	176,364
Residential mortgage- backed securities	-	1,175,596	-	1,175,596	-	1,191,718	-	1,191,718
State and municipal	-	189,088	-	189,088	-	170,559	3,615	174,174

Total securities available-for-sale	16,862	1,752,276	-	1,769,138	16,970	1,548,956	3,615	1,569,541
Derivative assets	-	79,847	5,305	85,152	-	70,072	1,468	71,540
Other assets (1)	-	374	-	374	-	653	-	653

Total assets	$16,862	$1,832,497	$5,305	$1,854,664	$16,970	$1,619,681	$5,083	$1,641,734

Liabilities:
Derivative liabilities	$-	$86,782	$91	$86,873	$-	$71,857	$101	$71,958
Other liabilities (2)	-	124	-	124	-	445	-	445

Total liabilities	$-	$86,906	$91	$86,997	$-	$72,302	$101	$72,403

(1)	Other assets include derivatives for commitments to fund certain mortgage loans.
(2)	Other liabilities include derivatives for commitments to fund certain mortgage loans and end-user foreign exchange derivatives.

If a change in valuation techniques or input assumptions for an asset or liability occurred between periods, we would consider whether this would result in a transfer between the three levels of the fair value hierarchy. There have been no significant transfers of assets or liabilities between level 1 and level 2 of the valuation hierarchy between December 31, 2009 and March 31, 2010. In addition, there have been no changes in the valuation techniques and related inputs we used for assets and liabilities measured at fair value on a recurring basis during the period.

Reconciliation of Beginning and Ending Fair Value For Those

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

(Amounts in thousands)

	Balance at Beginning of Period	Total Gains (Losses)		Purchases, Sales, Issuances, and Settlements	Transfers In (Out) of Level 3	Balance at End of Period	Change in Unrealized Losses in Earnings Related to Assets and Liabilities Still Held at End of Period
		Included in Earnings (1)	Included in Other Comprehensive Income
Three months ending March 31, 2010:
State and municipal available for sale	$3,615	$-	$-	$(3,615)	$-	$-	$-
Derivative assets	1,468	389	-	(408)	3,856	5,305	389
Derivative (liabilities)	(101)	10	-	-	-	(91)	(10)

Three months ending March 31, 2009:
State and municipal available for sale	$3,615	$-	$-	$-	$-	$3,615	$-
Derivative assets	9	(5)	-	-	-	4	-
Derivative (liabilities)	(30)	55	-	(75)	-	(50)	-

(1)	Amounts disclosed in this column are included in capital markets products income in the Consolidated Statements of Income.

At March 31, 2010, $3.9 million of derivative assets were transferred from level 2 to level 3 of the valuation hierarchy due to a lack of observable market data, as there was deterioration in the credit risk of the derivative counterparty. We recognize transfers in and transfers out at the end of the reporting period.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The following table provides the hierarchy level and fair value for each major category of assets measured at fair value at March 31, 2010 and December 31, 2009 on a nonrecurring basis.

Fair Value Measurements on a Nonrecurring Basis

(Amounts in thousands)

	March 31, 2010				December 31, 2009
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Loans held for sale	$-	$-	$16,224	$16,224	$-	$-	$28,363	$28,363
Collateral-dependent impaired loans net of reserve for loan losses	-	-	311,928	311,928	-	-	329,687	329,687
Covered assets- foreclosed real estate	-	-	15,830	15,830	-	-	14,770	14,770
OREO	-	-	60,755	60,755	-	-	41,497	41,497

Total assets	$-	$-	$404,737	$404,737	$-	$-	$414,317	$414,317

At March 31, 2010, we had collateral-dependent impaired loans with a carrying value of $385.0 million, a specific reserve of $73.1 million and a fair value of $311.9 million.

There have been no changes in the valuation techniques and related inputs we used for assets and liabilities measured at fair value on a nonrecurring basis from December 31, 2009 to March 31, 2010.

GAAP requires disclosure of the estimated fair values of certain financial instruments, both assets and liabilities, on and off-balance sheet, for which it is practical to estimate the fair value. Because the estimated fair values provided herein exclude disclosure of the fair value of certain other financial instruments and all non-financial instruments, any aggregation of the estimated fair value amounts presented would not represent our underlying value. Examples of non-financial instruments having significant value include the future earnings potential of significant customer relationships and the value of Wealth Management’s operations and other fee-generating businesses. In addition, other significant assets including property, plant, and equipment and goodwill are not considered financial instruments and, therefore, have not been valued.

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

Loans held for sale – The fair value of loans held for sale is based on a variety of factors, including quoted market rates and our judgment of other relevant market conditions.

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

Loans – The fair value of loans is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan. The estimate of maturity is based on our and the industry’s historical experience with repayments for each loan classification, modified, as required, by an estimate of the effect of current economic and lending conditions.

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

Derivative assets and liabilities – The fair value of derivative instruments are based on the fair market value as quoted by broker-dealers using standardized industry models, third party advisors using standardized industry models, or internally generated models.

Commitments – Given the limited interest rate exposure posed by the commitments outstanding at year-end due to their general variable nature, combined with the general short-term nature of the commitment periods entered into, termination clauses provided in the agreements, and the market rate of fees charged, we have estimated the fair value of commitments outstanding to be immaterial.

Financial Instruments

(Amounts in thousands)

	As of
	March 31, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and due from banks	$107,618	$107,618	$320,160	$320,160
Federal funds sold and other short-term investments	1,146,814	1,146,814	218,935	218,935
Loans held for sale	16,224	16,224	28,363	28,363
Securities available-for-sale	1,769,138	1,769,138	1,569,541	1,569,541
Non-marketable equity investments	29,475	29,475	29,413	29,413
Loans, net of allowance for loan losses	8,680,003	7,974,595	8,851,786	8,154,061
Covered assets, net of allowance for covered asset losses	463,763	459,196	499,270	488,288
Accrued interest receivable	34,766	34,766	35,562	35,562
Investment in bank owned life insurance	48,101	48,101	47,666	47,666
Derivative assets	85,152	85,152	71,540	71,540
Financial Liabilities:
Deposits	$10,640,551	$10,658,868	$9,918,763	$9,935,324
Short-term borrowings	241,293	243,382	214,975	218,060
Long-term debt	498,874	466,804	533,023	479,256
Accrued interest payable	10,357	10,357	9,673	9,673
Derivative liabilities	86,873	86,873	71,958	71,958

17. OPERATING SEGMENTS

We have three primary operating segments: Banking and Wealth Management, each of which are delineated by the products and services that each segment offers, and the Holding Company. The Banking operating segment includes commercial and personal banking services, which includes the services of The PrivateBank Mortgage Company. Commercial banking services are primarily provided to corporations and other business clients and include a wide array of lending and cash management products. Personal banking services offered to individuals, professionals, and entrepreneurs include direct lending and depository services. The Wealth Management segment includes investment management, investment advisory, personal trust and estate administration, custodial and escrow, retirement account administration, and brokerage services. The activities of the third operating segment, the Holding Company, include the direct and indirect ownership of our banking and nonbanking subsidiaries, the issuance of debt and intersegment eliminations.

The accounting policies of the individual operating segments are the same as those of the Company as described in Note 1. Transactions between operating segments are primarily conducted at fair value, resulting in profits that are eliminated from consolidated results of operations. Financial results for each segment are presented below. For segment reporting purposes, the statement of condition of Wealth Management is included with the Banking segment.

	Three Months Ended March 31,
	Banking		Wealth Management		Holding Company and Other Adjustments		Consolidated Company
	2010	2009	2010	2009	2010	2009	2010	2009

Net interest income	$103,397	$70,538	$631	$824	$(5,709)	$(7,482)	$98,319	$63,880
Provision for loan losses	72,548	17,805	-	-	-	-	72,548	17,805
Non-interest income	10,600	19,712	4,424	3,794	44	56	15,068	23,562
Non-interest expense	60,761	46,931	4,245	4,088	8,365	7,038	73,371	58,057

(Loss) income before taxes	(19,312)	25,514	810	530	(14,030)	(14,464)	(32,532)	11,580
Income tax (benefit) provision	(6,758)	9,277	314	207	(5,232)	(5,075)	(11,676)	4,409

Net (loss) income	(12,554)	16,237	496	323	(8,798)	(9,389)	(20,856)	7,171
Noncontrolling interest expense	-	-	70	60	-	-	70	60

Net (loss) income attributable to controlling interests	$(12,554)	$16,237	$426	$263	$(8,798)	$(9,389)	$(20,926)	$7,111

Selected Balances	Banking		Holding Company and Other Adjustments		Consolidated Company

	3/31/10	12/31/09	3/31/10	12/31/09	3/31/10	12/31/09

Assets	$11,545,995	$10,809,694	$1,252,867	$1,249,739	$12,798,862	$12,059,433
Total loans	8,916,854	9,073,474	-	-	8,916,854	9,073,474
Deposits	10,860,542	10,157,195	(219,991)	(238,432)	10,640,551	9,918,763

18. VARIABLE INTEREST ENTITIES

A variable interest entity (“VIE”) is a partnership, limited liability company, trust, or other legal entity that does not have sufficient equity to permit it to finance its activities without additional subordinated financial support from other parties, or whose investors lack one of three characteristics associated with owning a controlling financial interest. Those characteristics are: (i) the power, through voting rights or similar rights, to direct the activities of an entity that most significantly impact the entity’s economic performance, (ii) the obligation to absorb the expected losses of an entity if they occur; and (iii) the right to receive the expected residual returns of the entity, if they occur.

GAAP requires VIEs to be consolidated by the party that has those characteristics associated with owning a controlling financial interest (i.e., the primary beneficiary). The following summarizes the VIEs in which we have a significant interest and discusses the accounting treatment applied for the consolidation of the VIEs.

As discussed in Note 10, we sponsor and wholly own 100% of the common equity of four trusts that were formed for the purpose of issuing Trust Preferred Securities to third party investors and investing the proceeds from the sale of the Trust Preferred Securities solely in Debentures issued by the Company. The trusts only assets as of March 31, 2010 were the $244.8 million principal balance of the Debentures and the related interest receivable. The trusts meet the definition of a VIE, but the Company is not the primary beneficiary of the trusts and accordingly, the trusts are not consolidated in our financial statements.

We hold certain investments in funds that make investments in accordance with the provisions of the Community Reinvestment Act. Such investments have a carrying amount of $6.4 million and are included within non-marketable equity investments in our Consolidated Statements of Financial Condition. The investments meet the definition of a VIE, but the Company is not the primary beneficiary as we are a limited investor in those investment funds and do not have the power over their investment activities. Accordingly, we will continue to account for our interest in these investments using the cost method. Our maximum exposure to loss is limited to the carrying amount plus additional required future capital contributions of $4.2 million.

19. SHARE BASED COMPENSATION

In connection with our year-end compensation planning and review process, effective January 28, 2010, the Compensation Committee and the Board of Directors (“Board”) approved amendments to certain previously granted performance share awards to modify the vesting provisions to provide for time vesting of the awards rather than performance vesting based on certain stock price appreciation targets established in 2007. The performance shares were awarded in late-2007 and 2008 to 127 employees pursuant to our Strategic Long-Term Incentive Compensation Plan and 2007 Long-Term Incentive Compensation Plan in connection with the recruitment of key employees to implement our transformational strategic plan. The amendments do not change the number of shares, the vesting schedule, continued service requirements or any other terms or conditions set forth in the original awards.

The amended awards are intended to provide long-term incentives that continue to drive core operating performance and to position us to create long-term shareholder value, while also creating a meaningful retention benefit. A total of 127 employees’ awards were modified. The incremental cost of this modification was $9.9 million and will be recognized from 2010 through 2012. During first quarter 2010, we recognized $596,000 (before forfeitures) in share-based compensation expense in connection with the modification of these awards.

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

We have more than doubled our size over the past two and a half years, growing from total assets of approximately $5.0 billion at December 31, 2007, to approximately $12.8 billion at March 31, 2010. In November 2007, we recruited a team of experienced middle market lenders and, under the leadership of our current chief executive officer, initiated a strategic plan to transform the organization into a leading middle market commercial bank. In addition to the Chicago market, we currently serve seven geographic markets in the Midwest, as well as Denver and Atlanta.

We seek to develop lifetime relationships with our clients and offer a sophisticated suite of tailored credit and non-credit solutions, including lending, treasury management, investment products, capital markets products and wealth management and trust services, to meet our clients’ commercial and personal needs. We also offer mortgage loans through our subsidiary The PrivateBank Mortgage Company.

The discussion presented below provides an analysis of our results of operations and financial condition for the periods described. When we use the terms “PrivateBancorp,” the “Company,” “we,” “us,” and “our,” we mean PrivateBancorp, Inc. and its consolidated subsidiaries. When we use the term the “the Banks,” we are referring to our wholly owned banking subsidiaries, known under The PrivateBank brand. Management’s discussion and analysis should be read in conjunction with the unaudited interim consolidated financial statements and accompanying notes presented elsewhere in this report, as well as our audited consolidated financial statements and accompanying notes included in our 2009 Annual Report on Form 10-K. Results of operations for the quarter ended March 31, 2010 are not necessarily indicative of results to be expected for the year ending December 31, 2010. Unless otherwise stated, all earnings per share data included in this section and throughout the remainder of this discussion are presented on a fully diluted basis.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Statements contained in this report that are not historical facts may constitute forward-looking statements within the meaning of federal securities laws. Forward-looking statements represent management’s beliefs and expectations regarding future events, such as our anticipated future financial results, credit quality, revenues, expenses, or other financial items and the impact of business plans and strategies. Forward-looking statements are typically identified by words such as “may,” “might,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “project,” “potential,” or “continue” and other comparable terminology.

Our ability to predict future results, events, or the impact of plans, strategies and developments is inherently uncertain. Factors which could cause actual results to differ from those reflected in forward-looking statements include, but are not limited to: unforeseen credit quality problems or further deterioration in asset quality that could result in charge-offs greater than we have provided for in our allowance for loan and lease losses; the occurrence of unexpected events that adversely impact one or more large credits; continued declines in commercial real estate values in our market areas; unanticipated withdrawals of significant client deposits; the lack of sufficient or cost-effective sources of liquidity or funding; difficulty in raising capital on acceptable terms when necessary or required; our ability to retain key personnel; potential for significant charges if our deferred tax or goodwill assets suffer impairment; unanticipated changes in interest rates or significant tightening of credit spreads; prolonged negative economic conditions or slower than anticipated economic recovery; legislative or regulatory changes, particularly changes in the regulation of financial services companies and/or the products and services offered by financial services companies and regulation of banks participating in the TARP Capital Purchase Program; adverse developments in the regulatory examination or regulatory enforcement environment; or failures or disruptions to our data processing or other information systems.

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on our forward-looking statements. Forward-looking statements speak only as of the date they are made, and we assume no obligation to update publicly any of these statements in light of future events unless required under the federal securities laws.

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and are consistent with predominant practices in the financial services industry. Critical accounting policies are those policies that management believes are the most important to our financial position and results of operations. Application of critical accounting policies requires management to make estimates, assumptions, and judgments based on information available at the date of the financial statements that affect the amounts reported in the financial statements and accompanying notes. Future changes in information may affect these estimates, assumptions, and judgments, which, in turn, may affect amounts reported in the consolidated financial statements.

We have numerous accounting policies, of which the most significant are presented in Note 1, “Summary of Significant Accounting Policies,” to the Consolidated Financial Statements of our 2009 Annual Report on Form 10-K. These policies, along with the disclosures presented in the other consolidated financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the consolidated financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has determined that our accounting policies with respect to the allowance for loan losses, goodwill and intangible assets, and income taxes are the accounting areas requiring subjective or complex judgments that are most important to our financial position and results of operations, and, as such, are considered to be critical accounting policies, as discussed below.

Allowance for Loan Losses

We maintain an allowance for loan losses at a level management believes is sufficient to absorb credit losses inherent in our loan portfolio. The allowance for loan losses represents our estimate of probable losses in the portfolio at each balance sheet date and is based on a review of available and relevant information. The allowance contains provisions for probable losses that have been identified relating to specific impaired borrowing relationships as well as probable losses inherent in our loan portfolio that are not specifically identified. Our allowance for loan losses is assessed quarterly to determine the appropriate level of the allowance. The amount of the allowance for loan losses is determined based on a variety of factors, including, among other factors, assessment of the credit risk of the loans in the portfolio, delinquent loans, assessment of impaired loans, evaluation of current economic conditions in the market area, actual charge-offs and recoveries during the period, industry loss averages, the estimates of fair value of the collateral underlying impaired loans, and historical loss experience. Many of these factors involve the exercise of judgment by management.

Management adjusts the allowance for loan losses by recording a provision for loan losses in an amount sufficient to maintain the allowance at the level determined appropriate. Loans are charged-off to the extent they are deemed to be ultimately uncollectible by management.

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

Our annual goodwill impairment test was performed as of October 31, 2009, and it was determined no impairment existed as of that date.

Goodwill impairment testing is considered a “critical accounting estimate” as estimates and assumptions are made about future performance and cash flows, as well as other prevailing market factors. For our annual impairment testing, we engaged an independent valuation firm to assist in the computation of the fair value estimates of each reporting unit as part of its impairment assessment. In connection with obtaining an independent third party valuation, management provides certain information and assumptions that is utilized in the implied fair value calculation. Assumptions critical to the process include discount rates, asset and liability growth rates, and other income and expense estimates. We provided the best information currently available to estimate future performance for each reporting unit; however, future adjustments to these projections may be necessary if conditions differ substantially from the assumptions utilized in making these assumptions.

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

Income Taxes

The determination of income tax expense or benefit, and the amounts of current and deferred income tax assets and liabilities are based on complex analyses of many factors, including interpretation of federal and state income tax laws, current financial accounting standards, the difference between tax and financial reporting bases of assets and liabilities (temporary differences), assessments of the likelihood that the reversals of deferred deductible temporary differences will yield tax benefits and estimates of reserves required for tax uncertainties.

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

Temporary differences may give rise to deferred tax assets or liabilities, which are recorded on our Consolidated Statements of Financial Condition. We assess the likelihood that deferred tax assets will be realized in future periods based on weighing both positive and negative evidence and establish a valuation allowance for those deferred tax assets for which recovery is unlikely, based on a standard of “more likely” than not. In making this assessment, we must make judgments and estimates regarding the ability to realize these assets through: (a) the future reversal of existing taxable temporary differences, (b) future taxable income, (c) the possible application of future tax planning strategies, and (d) carryback to taxable income in prior years. We have not established a valuation allowance relating to our deferred tax assets at March 31, 2010. However, there is no guarantee that the tax benefits associated with these deferred tax assets will be fully realized. We have concluded, as of March 31, 2010, that it is more likely than not that such tax benefits will be realized.

In the preparation of income tax returns, tax positions are taken based on interpretation of federal and state income tax laws for which the outcome of such positions may not be certain. We periodically review and evaluate the status of uncertain tax positions and may establish tax reserves for tax benefits that may not be realized. The amount of any such reserves are based on the standards for determining such reserves as set forth in current accounting guidance and our estimates of amounts that may ultimately be due or owed (including interest). These estimates may change from time to time based on our evaluation of developments subsequent to the filing of the income tax return, such as tax authority audits, court decisions or other tax law interpretations. There can be no assurance that any tax reserves will be sufficient to cover tax liabilities that may ultimately be determined to be owed. At March 31, 2010, we had $667,000 of tax reserves established relating to uncertain tax positions that would favorably affect our effective tax rate if recognized in future periods.

USE OF NON-GAAP MEASURES

This report contains both GAAP and non-GAAP financial measures. We believe that these non-GAAP financial measures provide information useful to investors in understanding our underlying operational performance, business, and performance trends and facilitate comparisons with the performance of others in the banking industry. Where non-GAAP financial measures are used, the comparable GAAP financial measure, as well as the reconcilement to the comparable GAAP financial measure, can be found in Table 18. These disclosures should not be viewed as a substitute for operating results determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies.

FIRST QUARTER PERFORMANCE OVERVIEW

Overview

We reported a net loss of $24.3 million, or $0.35 per diluted share, for the quarter ended March 31, 2010, compared with net income of $4.8 million, or $0.14 per diluted share, for the first quarter 2009. In first quarter 2010, earnings continued to be impacted by the difficult credit environment largely influenced by the ongoing weakness in the commercial real estate sector. We continue to actively manage the portfolio through the challenges of the cycle. Significant developments in the first quarter 2010 include:

•

The pace of our nonperforming asset growth slowed in the first quarter 2010. Non-performing assets at quarter end were $442.0 million, compared to $436.9 million at year-end. Provision for loan losses for the first quarter 2010 was $72.1 million and net charge-offs were $56.9 million, resulting in an allowance for loan losses of $236.9 million or 2.66% of total loans.

•

Year-over-year performance improved with respect to net revenue, operating profit, and net interest margin. Net revenue (the sum of tax-equivalent net interest income and non-interest income) totaled $114.3 million for the quarter, a 29% increase over the $88.3 million of net revenue in the prior year. Operating profit (net revenue less non-interest expense) was $40.9 million for the quarter, a 35% increase over the prior year operating profit of $30.2 million Net interest margin was 3.36% for the quarter ended March 31, 2010, an increase of 68 basis points over 2.68% in the prior year period.

•

We have continued to expand client relationships and have attracted greater deposits from existing clients. Deposits grew to $10.6 billion from $9.9 billion at year end, including a 6% increase in client deposits from year end. Total loans were $8.9 billion, a decrease from $9.1 billion at year end, reflecting lower overall credit demand, with paydowns and payoffs offsetting new loan growth. New loan growth was approximately $200 million in the quarter.

•	Our total risk-based capital ratio was 14.89%, Tier 1 capital ratio was 12.47%, Tier 1 common capital ratio was 7.85%, and tangible common equity ratio was 6.86% at quarter end.

Credit Quality

While risk is still evident given the broader credit environment, management expects nonperforming asset trends will continue to moderate. Overall, commercial and industrial sector performance appears to be strengthening slightly, in line with early signs of economic recovery. However, the commercial real estate sector continues to show stress.

The first quarter 2010 provision for loan losses was $72.1 million, compared to $17.8 million in the first quarter 2009 and $69.5 million in the fourth quarter 2009. The allowance for loan losses as a percentage of total loans was 2.66% at March 31, 2010, compared to 1.50% at March 31, 2009, and 2.44% at December 31, 2009. Allowance for loan losses, as a percentage of non-performing loans, was 62% in the first quarter 2010, compared to 78% in the first quarter 2009 and 56% in the fourth quarter 2009.

Net charge-offs increased to $56.9 million for the quarter ended March 31, 2010, up from $3.5 million for the first quarter 2009 and $40.6 million for the fourth quarter 2009. Approximately $31.9 million of first quarter net charge-offs were related to commercial real estate and construction loans.

The Company had $442.0 million in total non-performing assets at March 31, 2010, compared to $191.6 million at March 31, 2009, and $436.9 million at December 31, 2009. Approximately 71% of non-performing loans at March 31, 2010, were commercial real estate and construction loans. Non-performing assets to total assets were 3.45% at March 31, 2010, compared to 1.85% at March 31, 2009, and 3.62% at December 31, 2009.

Operating Performance

We continue to generate strong core performance as we leverage our investment in people and infrastructure. New business development remains steady with client acquisition, disciplined pricing, and increased cross sell driving stable revenue growth. Net revenue was $114.3 million in the first quarter 2010, up from $88.3 million in the first quarter 2009. Operating profit was $40.9 million in the first quarter 2010, compared to $30.2 million in the first quarter 2009. Net interest income was $98.3 million in the first quarter 2010, compared to $63.9 million for the first quarter 2009. Net interest margin (on a tax equivalent basis) was 3.36% for the first quarter 2010, compared to 2.68% in the first quarter 2009. The strength of the net interest margin reflects increased core deposits and the contribution of the covered asset accretion from the FDIC-assisted transaction completed in the third quarter 2009.

Non-interest income was $15.1 million in the first quarter 2010, compared to $23.6 million in the first quarter 2009. Treasury management income increased to $3.6 million in the first quarter 2010, up from $1.6 million in the first quarter 2009, reflecting increased cross sell into our existing commercial base. Capital markets income in the first quarter 2010 decreased to $278,000, down from $11.2 million in the first quarter. Capital markets income was impacted by a $1.3 million negative credit valuation adjustment, reduced originations, and the interest rate environment.

Expenses

Non-interest expense was $73.4 million in the first quarter 2010, compared to $58.1 million in the first quarter 2009. The efficiency ratio was 64.2% in the first quarter 2010, compared to 65.8% in the first quarter 2009 and 59.7% in the fourth quarter 2009.

Balance Sheet

Total assets increased to $12.8 billion at March 31, 2010, up from $12.1 billion at December 31, 2009. Consistent with the industry, loan growth has slowed due to reduced borrowing demand. Total loans decreased 2% during the quarter, with paydowns and payoffs of existing loans offsetting new loan originations and utilization of existing lines of credit. Total loans were $8.9 billion at the end of the first quarter 2010, compared to $9.1 billion at year-end 2009. Commercial and industrial loans accounted for 52% of total loans, while commercial real estate loans were 32% at the end of the first quarter 2010.

We are actively expanding client relationships, as reflected by the 6% increase in client deposits in the quarter. Total deposits were $10.6 billion at March 31, 2010, compared to $9.9 billion at December 31, 2009. Client deposits increased to $9.9 billion at the end of the first quarter 2010, up from $9.3 billion at year-end 2009. Client deposits at March 31, 2010, included $1.9 billion in non-interest bearing deposits. Brokered deposits (excluding $1.1 billion in client CDARS® deposits) were 7% of total deposits at the end of the first quarter 2010, compared to 6% at the end of the fourth quarter 2009. Federal funds sold and other short-term investments increased to $1.1 billion in the first quarter 2010, up from $218.9 million in the fourth quarter 2009, as a result of increased deposit inflows. Strong liquidity results in near-term pressure on interest income until it is deployed into higher earning assets.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income totaled $98.3 million in the first quarter 2010, compared to $63.9 million in the first quarter 2009, an increase of 54%. Net interest income equals the difference between interest income plus fees earned on interest-earning assets and interest expense incurred on interest-bearing liabilities. The level of interest rates and the volume and mix of interest-earning assets and interest-bearing liabilities impact net interest income.

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

The accounting policies underlying the recognition of interest income on loans, securities, and other interest-earning assets are included in the “Notes to Consolidated Financial Statements” contained in our 2009 Annual Report on Form 10-K.

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

Table 1

Effect of Tax-Equivalent Adjustment

(Amounts in thousands)

	Quarters Ended March 31,
	2010	2009	% Change
Net interest income (GAAP)	$98,319	$63,880	54%

Tax-equivalent adjustment	886	846	5%

Tax-equivalent net interest income	$99,205	$64,726	53%

Tables 2 below summarizes the changes in our average interest-earning assets and interest-bearing liabilities as well as the average interest rates earned and paid on these assets and liabilities, respectively, for the quarter ended March 31, 2010 and 2009. The table also details increases and decreases in income and expense for each of the major categories of interest-earning assets and interest-bearing liabilities and analyzes the extent to which such variances are attributable to volume and rate changes. Interest income and yields are presented on a tax-equivalent basis assuming a federal income tax rate of 35%, which includes the tax-equivalent adjustment as presented in Table 1 above.

Tax-equivalent net interest margin was 3.36% for first quarter 2010, an increase of 68 basis points from 2.68% for first quarter 2009. The net interest margin increase was primarily due to interest-bearing liabilities repricing downward more quickly than interest-earning assets, along with a shift in our funding mix to less expensive deposits and combined with the effect of covered assets from the FDIC-assisted transaction. The reduction in yield on securities and loans was more than offset by deposits and short-term borrowings repricing downward throughout the last twelve months. The covered asset accretion related to the FDIC-assisted transaction contributed 25 basis points to the current quarter’s net interest margin.

Average interest-earning assets grew approximately 22% from the first quarter 2009 to the first quarter 2010, primarily due to an increase in our securities and loan portfolios, along with a $662.9 million increase in Federal funds sold and other short-term investments. This resulted in an increase of $19.2 million in interest income. The yield on interest-earning assets decreased by 19 basis points to 4.39% for the quarter ended March 31, 2010 compared to 4.58% for the quarter ended March 31, 2009. Lower loan yields, shorter duration additions to the securities portfolio and a higher level of lower yielding federal funds sold and other short-term investments were offset by the benefits of the covered asset accretion.

Over the past year, we have reduced our reliance on brokered deposits through success in attracting a higher level of client deposits. Brokered deposits, excluding client CDARS®, represented 7% of total deposits at March 31, 2010, compared to 11% of total deposits at March 31, 2009. Refer to the section entitled “Deposits” included in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Form 10-Q for additional discussion on client deposits.

As shown in Table 2, first quarter 2010 tax-equivalent net interest income increased to $99.2 million compared to $64.7 million in the first quarter 2009. The higher volume in average interest-earning assets increased interest income by $24.7 million, while a decline in the average rate earned on interest-earning assets reduced interest income by $5.5 million.

For the three months ended March 31, 2010, interest expense declined by $15.3 million and is attributable to a higher volume of less expensive client deposits (due in part to the FDIC-assisted transaction), a decrease in brokered deposits, a shift to less expensive wholesale borrowings, coupled with an overall decrease in the average rate paid on interest-bearing liabilities. Net interest income increased year-over-year despite the negative effect on our net interest margin of the significant increase in non-accrual loans. Annualized interest foregone on non-accrual loans was approximately $18.4 million for the three months ended March 31, 2010, compared to approximately $6.6 million for the same period in 2009.

We anticipate net interest margin is likely to be impacted by our excess liquidity, primarily held in cash deposits at the Federal Reserve, which has resulted from significant deposit growth coupled with lower loan demand. Until we reinvest these funds in higher-yielding earning assets, increased liquidity could adversely impact net interest income and pressure our margin. In addition, we do not anticipate meaningful continued benefit of the downward repricing of deposits to net interest margin. A description and analysis of our market risk and interest rate sensitivity profile and management policies is included in Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” of this Form 10-Q.

Table 2

Net Interest Income and Margin Analysis

(Dollars in thousands)

	Three Months Ended March 31,						Attribution of Change in Net Interest Income (1)

	2010			2009

	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)	Volume	Yield/ Rate	Total

Assets:
Federal funds sold and other short-term investments	$757,463	$544	0.29%	$94,525	$288	1.24%	$628	$(372)	$256
Securities:
Taxable	1,456,165	15,450	4.24%	1,230,728	14,546	4.73%	2,489	(1,585)	904
Tax-exempt (2)	161,507	2,604	6.45%	166,966	2,698	6.46%	(88)	(6)	(94)

Total securities	1,617,672	18,054	4.46%	1,397,694	17,244	4.94%	2,401	(1,591)	810

Loans, excluding covered assets:
Commercial, construction and commercial real estate	8,183,112	89,258	4.40%	7,366,742	83,242	4.56%	8,981	(2,965)	6,016
Residential	334,000	4,250	5.09%	348,008	4,958	5.70%	(194)	(514)	(708)
Personal	515,725	4,822	3.79%	499,042	4,744	3.86%	157	(79)	78

Total loans, excluding covered assets(3)	9,032,837	98,330	4.39%	8,213,792	92,944	4.56%	8,944	(3,558)	5,386

Covered assets (4)	481,566	12,732	10.60%	-	-	-	12,732	-	12,732

Total interest-earning assets (2)	11,889,538	129,660	4.39%	9,706,011	110,476	4.58%	24,705	(5,521)	19,184

Cash and due from banks	181,539			89,462
Allowance for loan and credit losses	(241,814)			(114,414)
Other assets	614,154			390,347

Total assets	$12,443,417			$10,071,406

Liabilities and Equity:
Interest-bearing demand deposits	$720,381	$966	0.54%	$328,713	$399	0.49%	$521	$46	$567
Savings deposits	150,357	286	0.77%	15,959	25	0.63%	255	6	261
Money market accounts	4,228,146	8,828	0.85%	2,954,309	6,539	0.90%	2,678	(389)	2,289
Time deposits	1,645,788	6,221	1.53%	1,604,369	10,549	2.67%	265	(4,593)	(4,328)
Brokered deposits	1,637,891	5,203	1.29%	2,120,080	16,335	3.12%	(3,106)	(8,026)	(11,132)

Total interest-bearing deposits	8,382,563	21,504	1.04%	7,023,430	33,847	1.95%	613	(12,956)	(12,343)
Short-term borrowings	240,926	1,446	2.40%	792,174	2,988	1.51%	(2,744)	1,202	(1,542)
Long-term debt	525,342	7,505	5.71%	617,408	8,915	5.78%	(1,316)	(94)	(1,410)

Total interest-bearing liabilities	9,148,831	30,455	1.34%	8,433,012	45,750	2.19%	(3,447)	(11,848)	(15,295)

Non-interest bearing demand deposits	1,902,720			771,578
Other liabilities	153,550			79,892
Equity	1,238,316			786,924

Total liabilities and equity	$12,443,417			$10,071,406

Net interest spread			3.05%			2.39%
Effect of non-interest bearing funds			0.31%			0.29%

Net interest income/margin (2)		$99,205	3.36%		$64,726	2.68%	$28,152	$6,327	$34,479

Quarterly Net Interest Margin Trend
	2010	2009
	First	Fourth	Third	Second	First
Yield on interest-earning assets	4.39%	4.63%	4.39%	4.49%	4.58%
Rates paid on interest-bearing liabilities	1.34%	1.47%	1.61%	1.81%	2.19%
Net interest margin (2) (5)	3.36%	3.48%	3.09%	2.99%	2.68%

(1)	For purposes of this table, changes which are not due solely to volume changes or rate changes are allocated to such categories in proportion to the absolute amounts of the change in each.
(2)	Interest income and yields are presented on a tax-equivalent basis, assuming a federal income tax rate of 35%. See Table 1 for a reconciliation of the effect of the tax-equivalent adjustment.
(3)

Average loans on a nonaccrual basis for the recognition of interest income totaled $410.3 million as of March 31, 2010 and $145.3 million as of March 31, 2009 and are included in loans for purposes of this analysis. Interest foregone on an annualized basis for impaired loans was approximately $18.4 million for the quarter ended March 31, 2010 compared to approximately $6.6 million in the prior year quarter.

(4)	Covered assets represent assets acquired through an FDIC-assisted transaction that are subject to a loss share agreement and are presented separately on the Consolidated Statement of Condition.
(5)

For the third quarter 2009 through the first quarter 2010, net interest margin was impacted by the accretion related to the FDIC-assisted transaction by 15 basis points, 35 basis points, and 25 basis points, respectively.

Provision for Loan and Covered Asset Losses

The provision for loan and covered asset losses consists of two components; (1) provision for loan losses associated with our originated loan portfolio, and (2) provision for our share of covered asset losses associated with assets acquired in the FDIC-assisted acquisition in the third quarter 2009 that are covered by a loss share agreement with the FDIC.

Provision for loan losses

The provision for loan losses is predominantly a function of our allowance for loan loss methodology and judgments as to other qualitative and quantitative factors used to determine the appropriate level of the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable losses inherent in our loan portfolio. The provision for loan losses is determined based on a variety of factors, including, among other factors, assessment of the credit risk of the loans in the portfolio, delinquent loans, impaired loans, evaluation of current economic conditions in the market area, actual charge-offs and recoveries during the period, industry loss averages, the estimated fair value of the collateral underlying impaired loans, and historical loss experience.

The provision for loan losses totaled $72.1 million for the quarter ended March 31, 2010 compared to $17.8 million for the same period in 2009. The increase from the prior year quarter was primarily due to increased credit deterioration and continued stress in the commercial real estate sector during the year, and net-charge-offs of $56.9 million in the first quarter 2010 compared to $3.5 million in net charge-offs for the same period in 2009. For further analysis and information on how we determine the appropriate level for the allowance for loan losses and the factors on which provisions are based, see “Critical Accounting Policies” and “Credit Quality Management and Allowance for Loan Losses” section.

Provision for covered asset losses

During first quarter 2010, we recognized a $482,000 provision for covered asset losses related to the loans purchased under the FDIC-assisted transaction loss share agreement and reflected a decline in expected cash flows since the date of acquisition of such loans. The provision for covered asset losses represents the 20% non-reimbursable portion of the loss share agreement.

Non-interest Income

Non-interest income is derived from a number of sources related to our banking, capital markets, treasury management and wealth management businesses. Table 3 presents these multiple sources of additional revenue.

Table 3

Non-interest Income Analysis

(Dollars in thousands)

	Three Months Ended March 31,
	2010	2009	% Change
Wealth management	$4,424	$3,794	16.6
Mortgage banking	2,121	2,175	(2.5)
Capital markets products	278	11,233	(97.5)
Treasury management	3,608	1,605	124.8
Bank owned life insurance (“BOLI”)	435	389	11.8
Other income, service charges, and fees	4,173	3,594	16.1

Subtotal fee revenue	15,039	22,790	(34.0)
Net securities gains	29	772	(96.2)

Total non-interest income	$15,068	$23,562	(36.0)

Our total non-interest income for the first quarter 2010 was $15.1 million, a decrease of $8.5 million, or 36%, from $23.6 million in the first quarter 2009. The period over period decrease is primarily due to a decrease of $11.0 million in capital markets products revenue due to reduced originations and the interest rate environment.

Capital markets income totaled $278,000 for the first quarter 2010, down significantly decrease from $11.2 million in the first quarter 2009. Of the $10.9 million decrease, $5.1 million represents changes in the credit valuation adjustment (“CVA”), with a $1.3 million negative CVA in the first quarter 2010 compared with a positive $3.8 million CVA in the first quarter 2009. The CVA represents the credit component of fair value with regard to both client-based trades and the related matched trades with interbank dealer counterparties. While revenue from foreign exchange transactions is higher due to increased transaction volumes, revenue from interest rate swap transactions has declined compared to the prior year quarter. Interest rate hedging activity is sensitive to the pace of loan growth, a steepened LIBOR curve, and our clients’ interest rate expectations. We expect transaction volumes will improve as interest rate increases begin to materialize in the market.

We continue to enhance our treasury management capabilities and now provide all aspects of receivables and payables services in addition to online banking and reporting. We offer remote capture, liquidity management, and lockbox services to meet our clients’ needs and drive non-interest and interest-bearing deposits to us. Treasury management income was $3.6 million in the first quarter 2010, an increase of $2.0 million, or 125%, from $1.6 million in the first quarter 2009. This increase is attributable to growth in delivery of services to new, existing and additional clients from the FDIC-assisted transaction coupled with increased penetration in our clients’ transaction-based activities.

The wealth management fee revenue was $4.4 million in the first quarter 2010, an increase of $630,000, or 17%, from $3.8 million in the first quarter 2009. The wealth management assets under management and administration (“AUMA”) increased to $4.0 billion at March 31, 2010, compared with $3.2 billion at March 31, 2009 and $4.0 billion at December 31, 2009. AUMA are assets held in trust where we serve as trustee or in accounts where we make investment decisions on behalf of clients. AUMA also includes non-managed assets we hold in custody for clients or for which we receive fees for advisory or brokerage services. We do not include these assets on our Consolidated Statements of Condition. Quarterly fee revenue is predominantly based on the market value of AUMA at the beginning of the quarter and changes in AUMA during a quarter have relatively minor impacts on revenue for that quarter.

Bank owned life insurance (“BOLI”) revenue represents the change in cash surrender value (“CSV”) of the policies, net of premiums paid. The decrease in the BOLI revenue was attributable to lower earnings credited to policies, based on investments made by the insurer. The tax-equivalent yield on BOLI was 5.93% for first quarter 2010 compared to 5.50% for first quarter 2009. Income recognized on this product includes policies covering certain higher-level employees who are deemed to be significant contributors to the Company. The cash surrender value of BOLI at March 31, 2010 was $48.1 million, compared to $46.3 million at March 31, 2009.

Other income, service charges, and fees was $4.2 million for the first quarter 2010, an increase of $579,000, or 16%, from $3.6 million for the first quarter 2009 primarily due to the service charges assessed on a greater number of depository accounts as well as increased loan and letter of credit fees.

Non-interest Expense

Our revenue growth from the prior year continued to outpace growth in our expenses and we continue to actively run our business and tighten cost controls and expense management. Our first quarter 2010 efficiency ratio was 64.2%, compared to 65.8% in the first quarter 2009, and 59.7% in the fourth quarter 2009.

Table 4

Non-interest Expense Analysis

(Dollar amounts in thousands)

	Three Months Ended March 31,
	2010	2009	% Change
Compensation expense:
Salaries and wages	$22,739	$16,178	40.6
Share-based payment costs	4,273	5,907	(27.7)
Incentive compensation, retirement costs and other employee benefits	12,377	13,036	(5.1)

Total compensation expense	39,389	35,121	12.2

Net occupancy expense	7,295	6,060	20.4
Technology and related costs	3,043	2,564	18.7
Marketing	2,102	1,842	14.1
Professional services	4,203	2,514	67.2
Investment manager expenses	635	609	4.3
Net foreclosed property expense	1,403	444	216.0
Supplies and printing	290	342	(15.2)
Postage, telephone, and delivery	965	581	66.1
Insurance	5,419	3,832	41.4
Amortization of intangibles	415	329	26.1
Loan and collection	2,579	1,865	38.3
Other expenses	5,633	1,954	188.3

Total non-interest expense	$73,371	$58,057	26.4

Operating efficiency ratios
Non-interest expense to average assets	2.39%	2.34%
Net overhead ratio (1)	1.90%	1.39%
Efficiency ratio (2)	64.21%	65.76%

(1)	Computed as the total of non-interest expense less non-interest income, annualized, divided by average total assets.
(2)

Computed as non-interest expense divided by the sum of net interest income on a tax equivalent basis and non-interest income. The efficiency ratio is presented on a tax-equivalent basis, assuming a federal income tax rate of 35%. See Table 18, “Non-GAAP Measures” for a reconciliation of the effect of the tax-equivalent adjustment.

Non-interest expense was $73.4 million in the first quarter, an increase of $15.3 million, or 26%, from $58.1 million in the first quarter 2009. The increase includes approximately $6.3 million, spread through all expense categories, related to the addition of staffing and operating 10 banking offices from the FDIC-assisted acquisition in the third quarter 2009. The remaining increase is due primarily due to an increase in foreclosed property expenses related to credit deterioration, higher FDIC insurance assessment expenses, and a $2.0 million increase in provision for unfunded commitments.

Compensation expense was $39.4 million for the first quarter 2010, an increase of $4.3 million, or 12%, from $35.1 million for the first quarter 2009. The number of full-time equivalent employees increased 34% to 1,050 at March 31, 2010, compared to 786 at March 31, 2009 and includes 225 additional full-time equivalent employees as a result of the FDIC-assisted transaction during the third quarter 2009.

Net occupancy expense was $7.3 million in the first quarter 2010, an increase of $1.2 million, or 20%, from $6.1 million for the first quarter 2009. The increase in net occupancy expense reflects the investments we have made in growing our office space to accommodate our larger downtown Chicago team and 10 additional offices acquired as a result of the FDIC-assisted transaction.

Technology and related costs, which include fees paid for information technology services and support, was $3.0 million for the first quarter 2010, an increase of $479,000, or 19%, from $2.6 million in the prior year period. The increase from the prior year period was primarily due to $275,000 in costs associated with the former Founders Bank system conversion during first quarter 2010.

Professional fees, which include fees paid for legal, accounting, consulting and information systems consulting services, was $4.2 million for the first quarter 2010, an increase of $1.7 million, or 67%, from $2.5 million for the first quarter 2009. The increase in professional fees from the prior year period was due to consultancy engagements associated with credit and risk management initiatives.

First quarter 2010 insurance costs were $5.4 million, an increase of $1.6 million, or 41% over $3.8 million in first quarter 2009 due to higher FDIC assessment fees. The increase in FDIC insurance fees is attributable to a 36% growth in deposits year-over-year for which fees are assessed and an increase in fee rates since the first quarter 2009. The increase in deposit insurance expense during the first quarter of 2010 compared to the first quarter of 2009 was also partly related to the additional 10 basis point assessment paid on covered transaction accounts exceeding the $250,000 under the Temporary Liquidity Guaranty Program (‘TAGP”). We have elected to continue to participate in the TAGP through December 31, 2010, the current scheduled date of termination of the program by the FDIC.

Net foreclosed property expenses, which includes writedowns on foreclosed properties, gains and losses on sales of foreclosed properties and other expenses associated with the foreclosure process and maintenance of OREO, was $1.4 million, an increase of $1.0 million, or 216%, from $444,000 in the first quarter 2009. The increase in net foreclosed property expenses is due to a higher level of write-downs on properties in the portfolio as a result of the change in values from updated appraisals.

Marketing expense was $2.1 million for the quarter ended March 31, 2010, an increase of $260,000, or 14%, over $1.8 million for the prior year quarter due to increased advertising and client development in the first quarter 2010.

Loan and collection expense was $2.6 million for the quarter ended March 31, 2010, an increase of $714,000, or 38%, from $1.9 million for the prior year quarter due to a higher volume of appraisals and legal costs in connection with credit remediation efforts on our non-performing loans which increased 134% during the same period. We anticipate such costs to remain at an elevated level until non-performing loans return to a more normalized level.

Other expense was $5.6 million for the quarter ended March 31, 2010, an increase of $3.7 million, or 188%, from $2.0 million for the prior year quarter primarily due to a $2.0 million increase in the provision for unfunded commitments and a $874,000 increase in recurring fees paid to third party service providers.

Income Taxes

Our provision for income taxes includes both federal and state income tax expense. The effective income tax rate for the quarter ended March 31, 2010 was (35.9%) compared to 38.1% for the quarter ended March 31, 2009.

The effective income tax rate varies from the statutory federal income tax rate of 35% (federal income tax benefit rate of (35%) for the quarter ended March 31, 2010) principally due to state income taxes, the effects of tax-exempt earnings from municipal securities and bank-owned life insurance and non-deductible compensation and business expenses.

In determining that realization of the deferred tax assets is more likely than not and no valuation allowance is needed at March 31, 2010, we considered negative evidence, including our cumulative pre-tax loss for financial statement purposes for the trailing three-year period, as well as a number of positive factors including taxable income generated in 2009, reversing taxable temporary differences in future periods and our ability to generate future taxable income, exclusive of reversing temporary differences, over a relatively short timeframe.

Operating Segments Results

We have three primary business segments: Banking (which includes our lines of business; Illinois Commercial Banking, National Commercial Banking, and Commercial Real Estate); Wealth Management; and Holding Company Activities. The PrivateBank Mortgage Company results are included in the Banking segment.

Banking

The profitability of each of our bank subsidiaries is primarily dependent on net interest income, provision for loan losses, non-interest income and non-interest expense. The net loss for the banking segment for the quarter ended March 31, 2010 was $12.6 million compared to net income of $16.2 million for the prior year period. The net loss for the banking segment resulted primarily from a $54.7 million increase in the provision for loan losses and a $13.8 million increase in operating expenses, and a $9.1 million decrease in non-interest income. Total loans for the banking segment decreased 2% to $8.9 billion at March 31, 2010 as compared to $9.1 billion at December 31, 2009. Total deposits increased 7% to $10.9 billion at March 31, 2010 from $10.2 billion at December 31, 2009.

Wealth Management

The Wealth Management segment includes investment management, investment advisory, personal trust and estate administration, custodial and escrow, retirement account administration, and brokerage services. Wealth Management AUMA were $4.0 billion at March 31, 2010 and December 31, 2009, compared to $3.2 billion at March 31, 2009, representing a year-over-year increase of 26%. The wealth management fee revenue was $4.4 million for the quarter ended March 31, 2010, a 17% increase year-over-year from $3.8 million for the quarter ended March 31, 2009. Fee revenue increased by a smaller percentage than the percentage increase in AUMA due to an increase in the portion of AUMA in lower-fee custody and large investment management accounts, as well as the inclusion of the former Founders Bank fees and AUMA. Net income for wealth management increased 62% to $426,000 for the quarter ended March 31, 2010 from $263,000 in the prior year period due to increases in fee revenue and non-interest income, as well as tighter expense controls.

In addition to Lodestar Investment Counsel, LLC (“Lodestar”), a partially-owned subsidiary of the Company, we engage third-party investment managers for a number of our wealth management relationships. Fees paid to third party investment managers increased to $635,000 for the quarter ended March 31, 2010, compared to $609,000 in the prior year period. The 2010 increase is attributable to an increase in AUMA managed by such managers. Fees paid to Lodestar, which are eliminated in consolidation, totaled approximately $88,000 in the first quarter 2010 compared to $91,000 in the prior year period.

Holding Company Activities

The Holding Company Activities segment consists of parent company only matters and intersegment eliminations. The Holding Company’s most significant assets are its net investments in its two banking subsidiaries and its mortgage banking subsidiary. Holding Company financial results are reflected primarily by interest expense on borrowings, operating expenses, and common and preferred dividends. Recurring operating expenses consist primarily of compensation (amortization of share-based compensation) and professional fees. The Holding Company Activities segment reported a net loss available to common stockholders of $8.8 million for the quarter ended March 31, 2010, compared to a net loss of $9.4 million for the prior year period. The decrease in the net loss year-over-year is primarily due to a reduction in total interest costs in connection with the redemption of $112.2 million of contingent convertible senior notes during first quarter 2009.

FINANCIAL CONDITION

Total Assets

Total assets increased to $12.8 billion at March 31, 2010, an increase of 6% from $12.1 billion at December 31, 2009. Asset growth from December 31, 2009 was primarily due to a $927.9 million increase in fed funds sold and other short-term investments funded primarily by a 7% increase in client deposits. We strategically increased our balance sheet liquidity prior to the government’s decision to extend TAGP and expect to continue to maintain higher levels of liquidity in the challenging economic environment.

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

Investments are comprised of debt securities and non-marketable equity investments. Our debt securities portfolio is primarily comprised of U.S. Treasury and Agency securities and, municipal bonds, residential mortgage-backed pools and collateralized mortgage obligations.

All debt securities are classified as available-for-sale and may be sold as part of our asset/liability management strategy in response to changes in interest rates, liquidity needs or significant prepayment risk. Securities available-for-sale are carried at fair value. Unrealized gains and losses on the securities available-for-sale represent the difference between the aggregated cost and fair value of the portfolio and are reported, on an after-tax basis, as a separate component of equity in accumulated other comprehensive income. This balance sheet component will fluctuate as current market interest rates and conditions change, thereby affecting the aggregate fair value of the portfolio.

Non-marketable equity investments include Federal Home Loan Bank (“FHLB”) stock and other various equity securities. At March 31, 2010, our investment in FHLB stock was $22.6 million, compared to $22.8 million at December 31, 2009. Our FHLB stock holdings are necessary to qualify for FHLB advances, and we are monitoring the financial condition of the FHLBs in which we have an investment. At March 31, 2010, we owned $6.9 million in other securities, which consist of equity investments to fund civic and community projects, some of which qualify for Community Reinvestment Act (“CRA”) purposes. During the first quarter 2010, we recognized a net gain of $29,000 on our CRA-related investments.

As of March 31, 2010, we do not own any Freddie Mac or Fannie Mae preferred stock or subordinated debt obligations, bank trust preferred securities, nor do we own any sub-prime mortgage-backed securities.

Table 5

Investment Securities Portfolio Valuation Summary

(Dollars in thousands)

	At March 31, 2010			At December 31, 2009
	Fair Value	Amortized Cost	% of Total	Fair Value	Amortized Cost	% of Total
Available-for-Sale
U.S. Treasury securities	$16,862	$16,754	0.9	$16,970	$16,758	1.1
U.S. Agency securities	10,391	10,258	0.6	10,315	10,292	0.7
Collateralized mortgage obligations	377,201	368,554	21.0	176,364	168,974	11.0
Residential mortgage-backed securities	1,175,596	1,138,405	65.4	1,191,718	1,162,924	74.5
State and municipal securities	189,088	181,470	10.5	174,174	165,828	10.9

Total available-for-sale	1,769,138	1,715,441	98.4	1,569,541	1,524,776	98.2

Non-marketable Equity Investments
FHLB stock	22,612	22,612	1.3	22,791	22,791	1.4
Other	6,863	6,863	0.3	6,622	6,622	0.4

Total non-marketable equity investments	29,475	29,475	1.6	29,413	29,413	1.8

Total securities	$1,798,613	$1,744,916	100.0	$1,598,954	$1,554,189	100.0

As of March 31, 2010, our securities portfolio totaled $1.8 billion, an increase of 12% from $1.6 billion at December 31, 2009. The increase in the portfolio was primarily due to the addition of agency-backed collateralized mortgage obligations and residential mortgage-backed securities. Investments in collateralized mortgage obligations and residential mortgage-backed securities comprise 88% of the available-for-sale securities portfolio at March 31, 2010. All of the mortgage securities are backed by U.S. Government-owned agencies or issued by U.S. Government-sponsored enterprises. All mortgage securities are composed of fixed rate, fully amortizing collateral with final maturities of 30 years or less.

Investments in debt instruments of state and local municipalities comprised 11% of the total available-for-sale securities portfolio at March 31, 2010. This type of security has historically experienced very low default rates and provided a predictable cash flow since it generally is not subject to significant prepayment. Insurance companies regularly provide credit enhancement to improve the credit rating and liquidity of a municipal bond issuance. Management considers the credit enhanced and underlying municipality credit rating when evaluating a purchase or sale decision.

At March 31, 2010, our reported equity reflected net unrealized securities gains net of tax of $33.4 million. This represented an increase of $5.5 million from net unrealized securities gains net of tax of $27.9 million at December 31, 2009.

LOAN PORTFOLIO AND CREDIT QUALITY (excluding covered assets)

Portfolio Composition

Our principal source of revenue arises from our lending activities, primarily composed of interest income and, to a lesser extent, loan origination and commitment fees (net of related costs). The accounting policies underlying the recording of loans in the Consolidated Statements of Financial Condition and the recognition and/or deferral of interest income and fees (net of costs) arising from lending activities are included in Note 1 of “Notes to Consolidated Financial Statements” in the 2009 Form 10-K.

The following discussion of our loan portfolio and credit quality excludes covered assets. Covered assets represent assets acquired through an FDIC-assisted transaction that are subject to a loss share agreement and are presented separately on the Consolidated Statements of Condition. For additional discussion of covered assets, see Note 6 of “Notes to the Consolidated Financial Statements.”

Our loan portfolio is comprised of commercial loans including owner-occupied commercial real estate, real estate (which includes commercial real estate, construction, and residential real estate) and consumer loans, including home equity, residential, and personal loans. Outstanding loans, excluding covered assets, totaled $8.9 billion as of March 31, 2010, a decrease of 2% from December 31, 2009, with paydowns and payoffs of existing loans offsetting new loan originations and utilization of existing lines of credit. Consistent with general trends in the banking industry, overall borrowing demand of our clients slowed during the quarter. Commercial and industrial loans accounted for 52% of total loans, while commercial real estate loans were 32% at the end of the first quarter 2010.

Table 6

Loan Portfolio

(Dollars in thousands)

	March 31, 2010	% of Total	December 31, 2009	% of Total	% Change
Commercial and industrial	3,516,884	39.4	$3,820,698	42.2	(8.0)
Owner-occupied commercial real estate	1,126,109	12.6	835,913	9.2	34.7

Total commercial	4,642,993	52.0	4,656,611	51.4	(0.3)

Commercial real estate	2,378,294	26.7	2,293,996	25.3	3.7
Commercial real estate – multifamily	487,901	5.5	521,001	5.7	(6.4)

Total commercial real estate	2,866,195	32.2	2,814,997	31.0	1.8

Construction	562,078	6.3	719,224	7.9	(21.8)
Residential real estate	316,012	3.5	319,463	3.5	(1.1)
Home equity	212,421	2.4	220,025	2.4	(3.5)
Personal	317,155	3.6	343,154	3.8	(7.6)

Total loans	$8,916,854	100.0	$9,073,474	100.0	(1.7)

At March 31, 2010, Shared National Credits (“SNCs”) represented 13% of total loans with 86% in the commercial portfolio. SNCs are defined as loan commitments of at least $20.0 million that are shared by three or more financial institutions. We act in an agent capacity in some of these transactions and in a participant capacity in others; however, we do not generally purchase loan participations unless we have a prior banking relationship with the borrower and when we expect meaningful deposit and fee income.

Total construction loans at March 31, 2010 decreased to 6.3% as a percentage of total loans compared to 7.9% of total loans at December 31, 2009 due primarily to the reclassification of $183.0 million of construction loans to commercial real estate as the project construction phase was completed, offset by loan paydowns and payoffs and $10.3 million in net charge-offs.

The following table summarizes our commercial real estate and construction loan portfolios by collateral type at March 31, 2010 and December 31, 2009. The composition of our commercial real estate portfolio is principally located in and around our core markets. No single collateral type exceeds 25% of its respective portfolio total at March 31, 2010. The single largest category at March 31, 2010 was multi-family real estate, which represented 17% of the portfolio and tends to be a stronger performing asset class. Our overall exposure to land loans, which is a very illiquid asset class, has decreased from $491.5 million at December 31, 2009 to $420.8 million, or 12% of the commercial real estate and construction portfolio, at March 31, 2010.

Table 7

Commercial Real Estate and Construction Loan Portfolio

by Collateral Type

(Dollars in thousands)

	March 31, 2010		December 31, 2009

	Amount	% of Total	Amount	% of Total
Commercial Real Estate
Land	$352,849	12%	$400,261	14%
Residential 1-4 family	199,542	7%	192,695	7%
Multi-family	487,901	17%	521,001	19%
Industrial/warehouse	319,201	11%	316,899	11%
Office	422,341	15%	410,131	14%
Retail	433,687	15%	419,115	15%
Health care	51,868	2%	49,337	2%
Mixed use/other	598,806	21%	505,558	18%

Total commercial real estate	$2,866,195	100%	$2,814,997	100%

Construction
Land	$67,938	12%	$91,207	13%
Residential 1-4 family	41,868	7%	61,854	9%
Multi-family	54,514	10%	131,001	18%
Industrial/warehouse	21,871	4%	31,461	4%
Office	89,331	16%	112,946	16%
Retail	105,900	19%	127,356	18%
Mixed use/other	180,656	32%	163,399	22%

Total construction	$562,078	100%	$719,224	100%

Credit Quality Management and Allowance for Loan Losses

Loan quality is monitored by management and reviewed by the Board of Directors. We maintain an allowance for loan losses to absorb probable losses inherent in the loan portfolio. The allowance for loan losses represents our estimate of probable losses in the portfolio at each balance sheet date and is supported by available, relevant information. The allowance contains provisions for probable losses that have been identified relating to specific impaired borrowing relationships, as well as probable losses inherent in the loan portfolio that are not specifically identified. The level of the allowance for loan losses is determined based on a variety of factors, including, among other factors, assessment of the credit risk of the loans in the portfolio, delinquent loans, impaired loans, evaluation of current economic conditions in the market area, actual charge-offs and recoveries during the period, industry loss averages, the estimated fair value of the collateral underlying impaired loans, and historical loss experience. The amount of addition to the allowance for loan losses is charged to earnings through the provision for loan losses.

The accounting policies underlying the establishment and maintenance of the allowance for loan losses are discussed in Notes 1 to the Consolidated Financial Statements of our 2009 Annual Report on Form 10-K.

Table 8

Allowance for Loan Losses and

Summary of Loan Loss Experience

(Dollars in thousands)

	Quarters ended
	2010	2009
	March 31	December 31	September 30	June 30	March 31
Change in allowance for loan losses:
Balance at beginning of period	$221,688	$192,791	$140,088	$127,011	$112,672
Loans charged-off:
Commercial	(18,129)	(11,082)	(13,065)	(2,220)	(5,377)
Commercial real estate	(21,793)	(13,120)	(13,772)	(428)	(246)
Construction	(10,264)	(14,438)	(6,928)	(1,507)	(598)
Residential real estate	(1,590)	(970)	(475)	(50)	-
Home equity	(1,087)	(805)	(100)	(262)	(19)
Personal	(4,584)	(1,086)	(5,802)	(8,113)	(797)

Total charge-offs	(57,447)	(41,501)	(40,142)	(12,580)	(7,037)

Recoveries on loans previously charged-off:
Commercial	330	410	1,060	1,329	1,190
Commercial real estate	53	126	676	462	496
Construction	134	240	1,026	1,950	1,840
Residential real estate	6	12	-	138	2
Home equity	4	52	1	11	10
Personal	17	34	66	246	33

Total recoveries	544	874	2,829	4,136	3,571

Net charge-offs	(56,903)	(40,627)	(37,313)	(8,444)	(3,466)
Provisions charged to operating expense	72,066	69,524	90,016	21,521	17,805

Balance at end of period	$236,851	$221,688	$192,791	$140,088	$127,011

Allowance as a percent of loans at period-end	2.66%	2.44%	2.14%	1.60%	1.50%

Ratio of net charge-offs (annualized) to average loans outstanding for the period	2.56%	1.80%	1.67%	0.39%	0.17%

We increased our allowance for loan losses to $236.9 million at March 31, 2010, up $15.2 million from $221.7 million at December 31, 2009. The ratio of the allowance for loan losses to total loans (excluding covered assets) was 2.66% at March 31, 2010, up from 2.44% as of December 31, 2009. The loan loss allowance as a percentage of nonperforming loans was 62% at March 31, 2010 compared to 56% at December 31, 2009. The provision for loan losses was $72.1 million at March 31, 2010, versus $69.5 million for the quarter ended December 31, 2009 and $17.8 million in the prior year period. Our loan loss allowance model is driven primarily by risk ratings distribution and historical loss experience within each major loan category, as well as through the use of internal and external economic considerations. The increase in allowance for loan losses reflects continuing weakness in the general economy and, in particular, higher vacancy rates in commercial real estate, sponsor bankruptcies, deterioration in real estate values and limited sales and financing activities.

At the end of the first quarter 2010, net charge-offs totaled $56.9 million as compared to $40.6 million in the fourth quarter 2009 and $3.5 million in the first quarter 2009. Commercial real estate and construction loans comprised 56%, or $31.9 million, of net charge-offs in the first quarter.

The following table shows our allocation of the allowance for loan losses by specific category at the dates shown.

Table 9

Allocation of Allowance for Loan Losses

(Dollars in thousands)

	As of
	March 31, 2010		December 31, 2009
	Amount	% of Total Allowance	Amount	% of Total Allowance

General allocated reserve:
Commercial	$55,324	23	$43,350	20
Commercial real estate	77,698	33	77,223	35
Construction	18,479	8	23,581	10
Residential real estate	3,658	2	3,635	2
Home equity	2,664	1	2,862	1
Personal	5,909	2	5,277	2

Total allocated	163,732	69	155,928	70
Specific reserve	73,119	31	65,760	30

Total	$236,851	100	$221,688	100

The allocated reserve for our commercial portfolio increased $12.0 million, or 28%, to $55.3 million at March 31, 2010 from $43.4 million at December 31, 2009. This increase reflects the maturing profile of our commercial portfolio. The allocated reserve for our construction loans decreased $5.1 million, or 22%, to $18.5 million at March 31, 2010 from $23.6 million at December 31, 2009. The decrease in this allocation is due in part to lower amount of constructions loans at the end of the quarter.

Under our methodology, the allowance for loan losses is comprised of the following components:

General Allocated Component of the Allowance

The general allocated component of the allowance increased by $7.8 million during the first quarter 2010, from $155.9 million at December 31, 2009 to $163.7 million at March 31, 2010. The increase in the general allocated portion of the allowance is primarily the result of a slight deterioration of average loan risk ratings during the quarter, as well as the effect of internal and external influences.

Our loan loss allowance model is driven primarily by risk rating distribution and historical loss experience within each major loan category. The general allocated portion of our allowance is based on our estimate of inherent losses from our non-impaired loans and is calculated based on the product performance, line of business, and risk ratings of the portfolio. We use a loan loss reserve model that incorporates the migration of loan risk ratings and historical default data over time, combined with historical loss experience through actual charge-offs taken. The loan loss factors used in our analysis are based upon recent loss data, generally the trailing twelve months up to the beginning of the quarterly period, adjusted as deemed appropriate. Our loan loss allowance model indicates a range of estimated inherent losses. The qualitative factors we use are based on general economic indicators, recent market trends, loss severity, delinquency trends, and product concentration, where these factors are relevant, and adjust the allowance for loan losses upward or downward within the estimated range to establish the reserve estimate. In our allowance analysis we use amplification factors to reflect these judgments and adjust the loss factors in our model.

Specific Component of the Allowance

We separately analyze the carrying value of impaired loans to determine whether the carrying value is less than or equal to the fair value of collateral or the present value of expected cashflows of the assets securing the loans. Impaired loans are defined as those loans that management believes it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments. Based on this analysis, an allowance for loan losses may be specifically established for impaired loans. At March 31, 2010, the specific component of the allowance increased by $7.4 million to $73.1 million from $65.8 million at December 31, 2009. The majority of impaired assets are secured by commercial real estate. Consistent with the overall real estate market, we continue to see value declines across most commercial real estate product/asset collateral types.

Although we determine the amount of each element of the allowance separately and consider this process to be an important credit management tool, the entire allowance for loan losses is available for the entire loan portfolio.

The establishment of the allowance for loan losses involves a high degree of judgment and includes a level of imprecision given the difficulty of identifying all the factors impacting loan repayment and the timing of when losses actually occur. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond our control, including client performance, the economy, changes in interest rates and property values, and the interpretation by regulatory authorities of loan classifications.

In addition to the allowance for loan losses, we maintain a reserve for unfunded commitments at a level we believe to be sufficient to absorb estimated probable losses related to unfunded credit facilities. At March 31, 2010, our reserve for unfunded commitments was $3.5 million, a $2.0 million increase over $1.5 million at December 31, 2009. The reserve is computed using a methodology similar to that used to determine the general allocated component of the allowance for loan losses. Net adjustments to the reserve for unfunded commitments are included in other non-interest expense in the Consolidated Statements of Income.

Nonperforming Assets and Delinquent Loans

Nonperforming loans include loans past due 90 days and still accruing interest, loans for which the accrual of interest has been discontinued and loans for which the terms have been renegotiated to provide for a reduction or deferral of interest and principal due to a weakening of the borrower’s financial condition. Nonperforming assets include nonperforming loans and real estate that has been acquired primarily through foreclosure and is awaiting disposition. For a detailed discussion of our policy on accrual of interest on loans, see Note 1 to the Consolidated Financial Statements of our 2009 Annual Report on Form 10-K.

The following table breaks down our loan portfolio at March 31, 2010 between performing, delinquent and non-performing status.

Table 10

Loan Portfolio Aging

(Dollars in thousands)

	As of March 31, 2010
		Delinquent
	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days Past Due and Accruing	Restricted Loans Still Accruing	Nonaccrual	Total Loans
Loan Balances:
Commercial	$4,558,109	$11,641	$4,245	$-	$489	$68,509	$4,642,993
Commercial real estate	2,577,892	36,740	35,454	-	3,351	212,758	2,866,195
Construction	493,091	3,252	6,400	-	-	59,335	562,078
Residential real estate	292,410	6,656	170	-	-	16,776	316,012
Personal and home equity	501,446	2,189	2,112	-	-	23,829	529,576

Total loans	$8,422,948	$60,478	$48,381	$-	$3,840	$381,207	$8,916,854

Aging as a % of Loan Balance:
Commercial	98.17%	0.25%	0.09%	0.00%	0.01%	1.48%	100.00%
Commercial real estate	89.94%	1.28%	1.24%	0.00%	0.12%	7.42%	100.00%
Construction	87.72%	0.58%	1.14%	0.00%	0.00%	10.56%	100.00%
Residential real estate	92.53%	2.11%	0.05%	0.00%	0.00%	5.31%	100.00%
Personal and home equity	94.69%	0.41%	0.40%	0.00%	0.00%	4.50%	100.00%

Total loans	94.46%	0.68%	0.54%	0.00%	0.04%	4.28%	100.00%

Loans 30-59 days past due totaled $60.5 million at March 31, 2010, compared to $51.1 million at December 31, 2009. Loans 60-89 days past due totaled $48.4 million at March 31, 2010, compared to $51.6 million at December 31, 2009. Of the total past due loans $72.2 million, or 66%, were commercial real estate related. At March 31, 2010 there were no loans accruing interest over 90 days past due in accordance with our policy. Our disclosure with respect to impaired loans is contained in Note 4 of “Notes to Consolidated Financial Statements.”

The following provides a comparison of our non-performing assets and past due loans for the past five periods.

Table 11

Nonperforming Assets and Past Due Loans

(Dollars in thousands)

	2010	2009

	March 31	December 31	September 30	June 30	March 31
Nonaccrual loans:
Commercial	$68,509	$69,346	$72,808	$25,442	$19,017
Commercial real estate	212,758	171,049	145,438	72,621	55,238
Construction	59,335	113,822	118,876	64,849	66,067
Residential real estate	16,776	14,481	11,899	8,913	8,138
Personal and home equity	23,829	26,749	10,897	11,701	14,436

Total nonaccrual loans	381,207	395,447	359,918	183,526	162,896

90 days past due loans (still accruing interest)	-	-	-	-	-

Total nonperforming loans	381,207	395,447	359,918	183,526	162,896
Foreclosed real estate (“OREO”)	60,755	41,497	36,705	29,236	28,703

Total nonperforming assets	$441,962	$436,944	$396,623	$212,762	$191,599

Restructured loans accruing interest	3,840	-	-	-	-

60-89 days past due loans:
Commercial	$4,245	$9,955	$1,588	$228	$1,355
Commercial real estate	35,454	30,638	23,245	24,491	2,138
Construction	6,400	751	10,962	7,076	3,554
Residential real estate	170	1,654	-	2,888	-
Personal and home equity	2,112	8,595	3,087	4,698	471

Total 60-89 days past due loans	$48,381	$51,593	$38,882	$39,381	$7,518

30-59 days past due loans:
Commercial	$11,641	$13,427	$4,424	$4,022	$22,598
Commercial real estate	36,740	23,983	18,005	11,050	53,743
Construction	3,252	3,391	2,541	3,936	3,642
Residential real estate	6,656	4,170	1,431	-	5,606
Personal and home equity	2,189	6,097	3,877	1,007	7,333

Total 30-59 days past due loans	$60,478	$51,068	$30,278	$20,015	$92,922

Nonaccrual loans to total loans (excluding covered assets)	4.28%	4.36%	3.99%	2.10%	1.92%
Nonaccrual loans to total assets	2.98%	3.28%	2.98%	1.67%	1.57%
Nonperforming loans to total loans (excluding covered assets)	4.28%	4.36%	3.99%	2.10%	1.92%
Nonperforming assets to total assets	3.45%	3.62%	3.28%	1.94%	1.85%
Allowance for loan losses as a percent of nonperforming loans	62%	56%	54%	76%	78%

We continue to focus our efforts on enhancing our asset quality and continue to strengthen our credit risk management process by understanding and identifying our weaker quality loan assets through review and validation. We have recently repositioned resources and reinforced workout teams to address weaker credits and help us through the difficult credit climate. As part of our disciplined workout and asset review, we may consider restructuring troubled loans in certain situations where we believe we will improve our ultimate recovery on the loan. During the first quarter 2010, we restructured loans with one borrower in the amount of approximately $3.8 million.

Total nonperforming assets increased by $3.8 million, or 1%, to $442.0 million for the quarter ending March 31, 2010 representing a slower rate of increase compared to that experienced in the prior quarter of $40.3 million, or 10%. We expect nonperforming loan trends to moderate. Overall, commercial and industrial sector performance appears to be strengthening slightly, in line with early signs of economic recovery. However, the commercial real estate sector continues to show stress. We had $442.0 million in total nonperforming assets at March 31, 2010, compared to $436.9 million at December 31, 2009. Nonperforming assets at March 31, 2010 included one SNC totaling $19.4 million. Nonperforming assets were 3.45% of total assets at March 31, 2010, compared to 3.62% at December 31, 2009. Approximately 71% of non-performing loans at March 31, 2010 were commercial real estate and construction loans. The ratio of nonperforming loans to total loans (excluding covered assets) was 4.28% at March 31, 2010, compared to 4.36% at December 31, 2009.

Non-performing loans were $381.2 million at the end of the first quarter, down from $395.4 million at year end. The 30 largest non-performing loans by borrower represent 52% of the total non-performing loan portfolio, with the remaining non-performing loan population represented by relatively small dollar amount loans as shown in the table below. Commercial real estate loans represent 56%, or $109.8 million, of the top 30 largest non-performing loans by borrower. Commercial non-performing loans have four borrowers in the top 30 for a total of $48.9 million.

During 2009 we aligned the portfolio by geographic region and augmented our loan work-out staff in response to deteriorating credit trends. At least quarterly, we review all nonperforming assets, including OREO properties, and appropriate action plans for payment resolution or disposition, as needed. Action plans are dependent upon borrower cooperation and resources, collateral type and value, existence and quality of guarantees and local market conditions. For OREO properties, we establish appropriate disposition strategies depending upon market and property conditions.

Table 12

Nonaccrual Loans by Dollar and Category

(Dollars in thousands)

	Stratification
As of March 31, 2010	$5.0 Million or More	$3.0 Million to $4.9 Million	$1.5 Million to $2.9 Million	Under $1.5 Million	Total
Amount:
Commercial	$42,076	$6,778	$6,861	$12,794	$68,509
Commercial real estate	75,998	33,812	55,979	46,969	212,758
Construction	11,081	14,013	18,409	15,832	59,335
Residential real estate	-	3,265	3,941	9,570	16,776
Personal and home equity	-	9,409	4,958	9,462	23,829

Total nonaccrual loans	$129,155	$67,277	$90,148	$94,627	$381,207

Number of Borrowers:
Commercial	2	2	3	43	50
Commercial real estate	9	9	27	82	127
Construction	2	3	8	27	40
Residential real estate	-	1	2	19	22
Personal and home equity	-	2	3	35	40

Total nonaccrual loans	13	17	43	206	279

As of December 31, 2009

Amount:
Commercial	$46,176	$-	$4,092	$19,078	$69,346
Commercial real estate	51,425	15,186	60,028	44,410	171,049
Construction	41,772	27,690	24,590	19,770	113,822
Residential real estate	-	3,265	2,959	8,257	14,481
Personal and home equity	5,031	7,419	4,998	9,301	26,749

Total nonaccrual loans	$144,404	$53,560	$96,667	$100,816	$395,447

Number of Borrowers:
Commercial	3	-	2	51	56
Commercial real estate	6	4	28	88	126
Construction	4	7	11	38	60
Residential real estate	-	1	1	23	25
Personal and home equity	1	2	3	39	45

Total nonaccrual loans	14	14	45	239	312

Foreclosed real estate

Foreclosed real estate (“OREO”) totaled $60.8 million at March 31, 2010, compared to $41.5 million at December 31, 2009, and is comprised of 262 properties. The increase in OREO properties during first quarter 2010 reflects the movement of defaulted loans through the foreclosure and sale process amidst prolonged deteriorated general economic conditions. Table 13 presents a comparison of OREO properties by type at March 31, 2010 and December 31, 2009. Table 14 presents OREO property types by geographic location at March 31, 2010 and December 31, 2009.

Table 13

OREO Properties by Type

(Dollars in thousands)

	March 31, 2010		December 31, 2009

	Number of Properties	Amount	Number of Properties	Amount
Single family home	18	$7,506	18	$9,538
Land parcels	231	18,302	229	17,856
Multi-family units	2	1,424	3	1,888
Office/industrial	8	32,792	6	11,484
Retail	3	731	3	731

Total OREO properties	262	$60,755	259	$41,497

Table 14

OREO Property Type by Location

(Dollars in thousands)

	Illinois	Georgia	Michigan	Missouri	Other	Total
As of March 31, 2010
Single family homes	$2,092	$896	$4,280	$238	$-	$7,506
Land parcels	7,340	2,847	4,661	3,454	-	18,302
Multi-family	1,424	-	-	-	-	1,424
Office/industrial	-	9,816	1,200	-	21,776	32,792
Retail	500	-	231	-	-	731

Total OREO properties	$11,356	$13,559	$10,372	$3,692	$21,776	$60,755

	Illinois	Georgia	Michigan	Missouri	Other	Total
As of December 31, 2009
Single family homes	$2,648	$960	$4,250	$1,488	$192	$9,538
Land parcels	7,246	3,522	4,957	2,131	-	17,856
Multi-family	1,888	-	-	-	-	1,888
Office/industrial	-	1,548	1,200	-	8,736	11,484
Retail	500	-	231	-	-	731

Total OREO properties	$12,282	$6,030	$10,638	$3,619	$8,928	$41,497

At March 31, 2010, office/industrial properties represented the largest portion of OREO, representing 54% of the total OREO carrying value and consisting of 8 properties. Of the total office/industrial properties at March 31, 2010, 30% were located in Georgia, 4% in Michigan, and 66% representing 2 properties were located in other states.

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

FUNDING AND LIQUIDITY MANAGEMENT

Deposits

We rely on a relationship driven approach with our clients as our primary source to fund loan growth. We have built and continue to build a suite of deposit and cash management products and services that have and, we believe, will continue to generate client deposits for us. Many of these activities are supported by dedicated personnel with significant experience. Moreover, our relationship-based banking model means we are focused on delivering the “whole Bank” to our clients including our deposit and cash management services. At year end 2009 and March 31, 2010 our client deposit growth has exceeded our loan growth with client deposit balances more than covering total loans, enabling us to rely less on more expensive wholesale funding sources. Nevertheless, we have a number of wholesale funding sources available to us, and as a matter of prudent asset/liability management, we utilize a variety of funding sources to find the optimal balance among duration risk, cost, liquidity risk and contingency planning.

Table 15

Deposits

(Dollars in thousands)

	As of
	March 31, 2010	% of Total	December 31, 2009	% of Total	% Change
Non-interest bearing deposits	$1,886,427	17.7	$1,840,900	18.6	2.5
Interest-bearing deposits	714,700	6.7	752,728	7.6	(5.1)
Savings deposits	163,613	1.5	141,614	1.4	15.5
Money market accounts	4,546,183	42.7	3,939,210	39.7	15.4
Brokered deposits:
Traditional	294,346	2.8	389,590	3.9	(24.4)
Client CDARS® (1)	1,129,471	10.6	979,728	9.9	15.3
Non-client CDARS® (1)	407,489	3.8	196,821	2.0	107.0

Total brokered deposits	1,831,306	17.2	1,566,139	15.8	16.9
Time deposits	1,498,322	14.2	1,678,172	16.9	(10.7)

Total deposits	$10,640,551	100.0	$9,918,763	100.0	7.3

Client deposits (2)	$9,938,716		$9,332,352		6.5

(1)

The CDARS® deposit program is a deposit services arrangement that effectively achieves FDIC deposit insurance for jumbo deposit relationships. These deposits are classified as brokered deposits for regulatory deposit purposes; however, we classify these deposits as client CDARS® due to the source being our existing and new client relationships and are, therefore, not traditional ‘brokered’ deposits. We also participate in a non-client CDARS® program that is more like a traditional brokered deposit program.

(2)	Total deposits, net of traditional brokered deposits and non-client CDARS®.

Total deposits at March 31, 2010 increased 7% from year-end 2009 primarily due to growth in money market accounts, non-interest bearing deposits, and CDARS®, offset by reductions in traditional brokered deposits and time deposits. Client deposits increased by $606.4 million to $9.9 billion at March 31, 2010, compared to $9.3 billion at December 31, 2009. During first quarter 2010, we have continued to facilitate our deposit growth by pursuing deposits from existing and new clients, increasing institutional and municipal deposits, attracting additional business DDA account balances through our enhanced treasury management services, and increasing use of our CDARS® deposit program. Total non-interest bearing deposits increased $45.5 million, or 3%, at March 31, 2010 from December 31, 2009.

Brokered deposits totaled $1.8 billion at March 31, 2010, up 17% from $1.6 billion at December 31, 2009 due to an increase in both client and non-client CDARS® deposits. During first quarter 2010, we further reduced our reliance on traditional brokered deposits as a source of funding. Additionally, during first quarter 2010, using cash on hand, we redeemed approximately $90.5 million of callable brokered CD’s with a weighted average cost of 5.26%. Our brokered deposits to total deposits ratio was 17% at March 31, 2010, compared to 16% at December 31, 2009. Brokered deposits at March 31, 2010 include $1.5 billion in CDARS® deposits, of which we consider $1.1 billion, or 11%, to be client related CDARS®.

Table 16

Scheduled Maturities of Brokered and Other Time Deposits

(Dollars in thousands)

	Brokered	Other Time	Total
Year ending December 31,
2010:
Second quarter	$1,018,226	$519,634	$1,537,860
Third quarter	282,137	320,540	602,677
Fourth quarter	219,904	306,332	526,236
2011	276,423	240,419	516,842
2012	26,815	50,946	77,761
2013	1,851	14,338	16,189
2014	4,395	21,155	25,550
2015 and thereafter	1,555	24,958	26,513

Total	$1,831,306	$1,498,322	$3,329,628

Short-term Borrowings

Short-term borrowings, which includes securities sold under agreements to repurchase, federal funds purchased, term auction facilities issued by the Federal Reserve Bank, and FHLB advances that mature in one year or less, increased $26.3 million to $241.3 million at March 31, 2010 from $215.0 million at December 31, 2009. The current quarter increase is largely attributable to the movement of the now current portion of FHLB advances previously classified as long-term debt.

Liquidity

The objectives of liquidity risk management are to ensure that we can meet our cash flow requirements, capitalize on business opportunities in a timely and cost effective manner and satisfy regulatory guidelines. Liquidity management involves forecasting funding requirements, assessing concentration risks and maintaining sufficient capacity to meet our clients’ needs and accommodate fluctuations in asset and liability levels due to changes in our business operations or unanticipated events. Liquidity is secured by managing the mix of financial instruments on the balance sheet and expanding potential sources of liquidity.

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

Our bank subsidiaries’ principal sources of funds are client deposits, large institutional deposits, wholesale market-based borrowings, capital contributions by the parent company, and cash from operations. Our bank subsidiaries’ principal uses of funds include funding growth in the core asset portfolios, including loans, and to a lesser extent, our investment portfolio, which is used primarily to manage interest rate and liquidity risk. The primary sources of funding for the holding company include dividends received from its bank subsidiaries, and proceeds from the issuance of senior, subordinated and convertible debt, as well as equity. Primary uses of funds for the parent company include repayment of maturing debt, dividends paid to stockholders, interest paid to our debt holders and subsidiary funding through capital contributions.

Our client deposits, the most stable source of liquidity due to the nature of long-term relationships generally established with our clients, are available to provide long-term liquidity for our bank subsidiaries. At March 31, 2010, 78% of our total assets were funded by client deposits, compared to 77% at December 31, 2009. Client deposits for purposes of this ratio are defined to include all deposits less traditional brokered deposits and non-client CDARS®. Time deposits are included as client deposits since these deposits have historically not been volatile deposits for us.

While we first look toward internally generated deposits as a funding source, we continue to utilize wholesale funding sources, including brokered deposits, in order to enhance liquidity and diversify our funding. Brokered deposits, excluding client CDARS®, increased to 7% of total deposits at March 31, 2010, compared to 6% of total deposits at December 31, 2009. During 2010, we expect to continue relying on brokered deposits as an alternative method of funding growth and expect brokered deposit levels to fluctuate depending upon factors including the timing and amount of loan growth, client deposit growth, maturities of short-term borrowings and our decisions to utilize other borrowing sources. Our asset/liability management policy currently limits our use of brokered deposits excluding client CDARS® to levels no more than 25% of total deposits, and brokered deposits to levels no more than 40% of total deposits. We do not expect these threshold limitations to limit our ability to fund growth.

Liquid assets refer to cash on hand, federal funds sold, as well as available-for-sale securities. Net liquid assets represent the sum of the liquid asset categories less the amount of assets pledged to secure public funds and certain deposits that require collateral. At March 31, 2010, net liquid assets at the bank subsidiaries were $2.2 billion, up from $1.4 billion at December 31, 2009. We maintain liquidity sufficient to meet client liquidity needs, fund loan growth, selectively purchase securities and investments and opportunistically pay down wholesale funds.

Net cash inflows provided by operations totaled $68.7 million for the quarter ended March 31, 2010 compared to net cash provided by operations of $17.6 million in the prior year period. Net cash outflows from investing activities totaled $63.2 million in the first three months of 2010 compared to a net cash outflow of $402.8 million in the prior year period primarily due to greater loan growth in the prior year period. Cash inflows from financing activities in the first quarter of 2010 totaled $709.8 million compared to $335.3 million in the first quarter of 2009.

MANAGEMENT OF CAPITAL

Equity was $1.2 billion at March 31, 2010, a decrease of $15.4 million from $1.2 billion at December 31, 2009, due primarily to the loss incurred in the first quarter, mitigated in part by an increase in the unrealized gain in securities available for sale.

Capital Measurements

Our policy is to maintain capital ratios in excess of the minimum regulatory guidelines at appropriate levels based on strategic objectives, peer analysis, and internal risk guidelines.

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

The following table presents our consolidated measures of capital and the capital guidelines established by the FRB to be categorized as “well capitalized.”

Table 17

Capital Measurements

(Dollar amounts in thousands)

	March 31, 2010	December 31, 2009	Regulatory Minimum For “Well Capitalized”	Excess Over Required Minimums at 3/31/10
Regulatory capital ratios:
Total risk-based capital	14.89%	14.65%	10.00%	$509,863
Tier 1 risk-based capital	12.47%	12.29%	6.00%	$675,442
Leverage	10.57%	11.17%	5.00%	$685,950
Other capital ratios (1):
Tier 1 common capital (2)	7.85%	7.84%
Tangible common equity to tangible assets (2)	6.86%	7.41%
Tangible equity to tangible assets(2)	8.73%	9.40%
Tangible equity to risk-weighted assets(2)	10.61%	10.36%
Total equity to total assets	9.53%	10.25%

(1)	Ratios are not subject to formal FRB regulatory guidance.

(3)	Ratios are non-GAAP financial measures. Refer to Table 18, “Non-GAAP Measures” for a reconciliation from non-GAAP to GAAP.

Tangible equity, including preferred stock, was $1.1 billion at March 31, 2010 and $1.1 billion at the end of 2009. Tangible common equity was $870.0 million at March 31, 2010, a decrease of 2% from $885.0 million at year-end 2009. Our tangible equity to tangible assets ratio was 8.73% as of March 31, 2010, down from 9.40% as of December 31, 2009 and our tangible common equity to tangible assets ratio was 6.86% at March 31, 2010, down from 7.41% at December 31, 2009. Both declines in these ratios from the prior quarter were due primarily to an increase in liquid assets during the current quarter.

For further details of the regulatory capital requirements and ratios as of December 31, 2009 for the Company and our subsidiary banks, refer to Note 17 of “Notes to Consolidated Financial Statements” in our 2009 Annual Report on Form 10-K.

Dividends

We declared dividends of $0.01 per common share in first quarter 2010, which is unchanged from the prior quarterly dividend of $0.01 per share in the first quarter 2009. Although we currently intend to continue to pay dividends on our common stock and our preferred stock at the current levels, there can be no assurance that we will continue to do so based on, among other things, the factors set forth in the following paragraph.

As a result of our participation in the Troubled Asset Relief Program Capital Purchase Program (“TARP CPP”), we are subject to various restrictions on our ability to increase the cash dividends we pay on our common stock. Furthermore, as a bank holding company, our ability to pay dividends is subject to the guidelines of the Federal Reserve regarding capital adequacy and dividends and we are required to consult with the Federal Reserve before declaring or paying any dividends. Dividends also may be limited as a result of safety and soundness considerations. Refer to the section entitled “Supervision and Regulation” in our 2009 Annual Report on Form 10-K, as amended, for a discussion of regulatory and other restrictions on dividend declarations. Refer to the sections entitled “Supervision and Regulation” and “Risk Factors” in Item 1 and Item 1A, respectively, of our 2009 Annual Report on Form 10-K.

NON-GAAP MEASURES

This report contains both GAAP and non-GAAP based financial measures. These non-GAAP measures include net interest income, net interest margin, net revenue, operating profit and efficiency ratio all on a fully taxable-equivalent basis; tier 1 common capital, tangible common equity to tangible assets, tangible equity to tangible assets, and tangible equity to risk-weighted assets. We believe that presenting these non-GAAP financial measures will provide information useful to investors in understanding our underlying operational performance, our business, and performance trends and facilitates comparisons with the performance of others in the banking industry.

We use net interest income on a taxable-equivalent basis in calculating various performance measures by increasing the interest income earned on tax-exempt assets to make it fully equivalent to interest income earned on taxable investments assuming a 35% tax rate. Management believes this measure to be the preferred industry measurement of net interest income as it enhances comparability to net interest income arising from taxable and tax-exempt sources, and accordingly believes that providing this measure may be useful for peer comparison purposes.

We also consider various measures when evaluating capital utilization and adequacy, including tier 1 common capital, tangible common equity ratio, tangible equity to tangible assets and tangible equity to risk-weighted assets, in addition to capital ratios defined by banking regulators. These calculations are intended to complement the capital ratios defined by banking regulators for both absolute and comparative purposes. Certain of these measures exclude the ending balances of goodwill and other intangibles and/or preferred capital components. Because GAAP does not include capital ratio measures, we believe there are no comparable GAAP financial measures to these ratios. We believe these non-GAAP measures are relevant because they reflect the level of capital available to withstand unexpected market conditions. Additionally, presentation of these measures allows readers to compare certain aspects of our capitalization to other companies. However, because there are no standardized definitions for these ratios, our calculations may not be comparable with other companies, and the usefulness of these measures to investors may be limited.

Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied, and are not audited. Although these non-GAAP financial measures are frequently used by stakeholders in the evaluation of a company, they have limitations as analytical tools, and should not be considered in isolation or as a substitute for analyses of results as reported under GAAP. As a result, we encourage readers to consider our Consolidated Financial Statements in their entirety and not to rely on any single financial measure. The following table reconciles Non-GAAP financial measures to GAAP:

Table 18

Non-GAAP Measures

(Amounts in thousands except per share data)

(Unaudited)

	Three Months Ending March 31,
	2010	2009
Taxable-equivalent interest income
GAAP net interest income	$98,319	$63,880
Taxable-equivalent adjustment	886	846

Taxable-equivalent net interest income (a)	$99,205	$64,726

Average Earnings Assets (b)	$11,889,538	$9,706,011

Net Interest Margin ((a) annualized) / (b)	3.36%	2.68%

Net Revenue
Taxable-equivalent net interest income (a)	$99,205	$64,726
GAAP non-interest income	15,068	23,562

Net revenue	$114,273	$88,288

Operating Profit
Taxable-equivalent net interest income (a)	$99,205	$64,726
GAAP non-interest income	15,068	23,562
Less: GAAP non-interest expense	73,371	58,057

Operating profit	$40,902	$30,231

Efficiency Ratio
GAAP non-interest expense (c)	$73,371	$58,057

Taxable-equivalent net interest income (a)	$99,205	$64,726
GAAP non-interest income	15,068	23,562

Net revenue (d)	$114,273	$88,288

Efficiency ratio (c) / (d)	64.21%	65.76%

	As of

	March 31, 2010	December 31, 2009
Tier 1 Common Capital
Tier 1 capital	$1,301,622	$1,331,738
Less: preferred stock	237,833	237,487
Less: trust preferred securities	244,793	244,793
Less: noncontrolling interests	103	33

Tier 1 common capital (e)	$818,893	$849,425

Tangible Common Equity
GAAP total equity	$1,220,227	$1,235,616
Less: goodwill	94,658	94,671
Less: other intangibles	18,070	18,485

Tangible equity (f)	1,107,499	1,122,460
Less: preferred stock	237,833	237,487

Tangible common equity (g)	$869,666	$884,973

Tangible Assets
GAAP total assets	$12,798,862	$12,059,433
Less: goodwill	94,658	94,671
Less: other intangibles	18,070	18,485

Tangible assets (h)	$12,686,134	$11,946,277

Risk-weighted Assets (i)	$10,436,330	$10,839,705

Period-end Common Shares Outstanding (j)	71,333	71,332

Ratios:
Tier 1 common capital (e) / (i)	7.85%	7.84%
Tangible equity to tangible assets (f) / (h)	8.73%	9.40%
Tangible equity to risk-weighted assets (f) / (i)	10.61%	10.36%
Tangible common equity to tangible assets (g) / (h)	6.86%	7.41%

ITEM 3. QUANTITATIVE AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates that could affect our results of operations and financial condition. We manage our exposure to these market risks through our regular operating and financing activities. We occasionally use derivative financial instruments as a risk management tool to hedge interest rate risk.

Interest Rate Risk

To manage the interest rate mix of our balance sheet and related cash flows, we have the ability to use a combination of financial instruments, including medium-term and short-term financings, variable-rate debt instruments, fixed rate loans and securities and, to a lesser extent, interest rate swaps. Approximately 51% of the total loan portfolio is indexed to LIBOR, 29% of the total loan portfolio is indexed to the prime rate, and another 4% of the total loan portfolio otherwise adjusts with other short-term interest rates. Changes in market rates and the shape of the yield curve may give us the opportunity to make changes to our investment securities portfolio as part of our asset/liability management strategy.

We have not materially changed our interest rate risk management strategy from December 31, 2009 and do not foresee or expect any significant changes in our exposure to interest rate fluctuations, but we will continue to consider the use of interest rate swaps on our assets or liabilities in the future depending on changes in market rates of interest.

Asset/Liability Management

As a continuing part of our financial strategy, we attempt to manage the impact of fluctuations in market interest rates on our net interest income. This effort entails providing a reasonable balance between interest rate risk, credit risk, liquidity risk and maintenance of yield. Our asset/liability management policy is established by our Board of Directors includes guidelines for exposure to interest rate fluctuations, liquidity, loan limits as a percentage of funding sources, exposure to correspondent banks and brokers, and reliance on non-core deposits. The investment policy complements the asset/liability management policy by establishing criteria by which we may purchase securities. These criteria include approved types of securities, brokerage sources, terms of investment, quality standards, and diversification.

We have structured our assets and liabilities to mitigate the risk of either a rising or falling interest rate environment. Depending upon our assessment of economic factors, such as the magnitude and direction of projected interest rates over the short- and long-term, we generally operate within guidelines set by our asset/liability management policy and attempt to maximize our returns within an acceptable degree of risk.

Interest rate changes do not affect all categories of assets and liabilities equally or simultaneously. There are other factors that are difficult to measure and predict that would influence the effect of interest rate fluctuations on our consolidated income statement.

Our primary way of estimating the potential impact of interest rate changes on our income statement is through the use of a simulation model based on our interest-earning asset and interest-bearing liability portfolios, assuming the size of these portfolios remains constant throughout the twelve month measurement period. The simulation assumes that assets and liabilities accrue interest on their current pricing basis. Assets and liabilities then re-price based on current terms and remain at that interest rate through the end of the measurement period. The model attempts to illustrate the potential change in annual net interest income if the foregoing occurred. The following table shows the estimated impact on net interest income of an immediate change in interest rates as of March 31, 2010 and December 31, 2009.

Analysis of Net Interest Income Sensitivity

(Dollars in thousands)

	Immediate Change in Rates

	-50	+50	+100	+200	+300
March 31, 2010:
Dollar change	$(7,028)	$12,963	$25,848	$53,694	$84,406
Percent change	-2.0%	3.6%	7.3%	15.1%	23.7%
December 31, 2009:
Dollar change	$6,623	$21,576	$31,959	$54,568	$79,604
Percent change	1.8%	5.8%	8.6%	14.7%	21.5%

The estimated impact to our net interest income over a one year period is reflected in dollar terms and percentage change. As an example, this table shows that if there had been an instantaneous parallel shift in the yield curve of +100 basis points on March 31, 2010, net interest income would increase by $25.8 million or 7.3% over a one-year period, as compared to a net interest income increase of $32.0 million or 8.6% if there had been an instantaneous parallel shift of +100 basis points at December 31, 2009.

Changes in the effect on net interest income at March 31, 2010, compared to December 31, 2009 are due to the timing and nature of the re-pricing of rate sensitive assets to rate sensitive liabilities within the one year time frame. As compared to December 31, 2009, the interest rate simulation reports at March 31, 2010 slightly decreased net interest income sensitivity as evidenced by a smaller percent change in the net interest income and smaller estimated dollar change for the +50 and +100 basis points scenarios. The estimated dollar impact on net interest income is also impacted in each scenario due to increases in our interest-earning asset and interest-bearing liability portfolios. During the quarter ended March 31, 2010, our asset growth was primarily in federal funds sold, increasing interest rate sensitivity, which was largely offset by an increase in interest-bearing deposits.

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

We continue to monitor our rate shock analysis to detect changes to our exposure to fluctuating rates. We have the ability to shorten or lengthen maturities on newly acquired assets, purchase or sell investment securities, or seek funding sources with different maturities in order to change our asset and liability structure for the purpose of mitigating the effect of interest rate risk.

ITEM 4. CONTROLS AND PROCEDURES

At the end of the period covered by this report, (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be party to various legal proceedings arising in the normal course of our business. Since we act as a depository of funds, we may also be named as a defendant in various lawsuits (such as garnishment proceedings) involving claims to the ownership of funds in particular accounts. We are not a party to any legal proceedings that we currently believe will have, individually or in the aggregate, a material adverse effect on our business, results of operations, financial condition or cash flows.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results. Other than as set forth below, there have been no material changes from the risk factors as disclosed in our Annual Report on From 10-K for the year ended December 31, 2009.

Proposed financial reform legislation could impact our capital markets business.

We offer, through our capital markets group, an extensive range of over-the-counter interest rate and foreign exchange derivatives products to our clients. Recently proposed federal legislation, the Restoring American Financial Stability Act (otherwise known as the “Dodd Bill”), could have a significant impact on the over-the-counter derivatives market. If enacted as currently proposed, the legislation would impose increased regulation and oversight and could require us to change the structure of these business activities. While these legislative efforts are still in preliminary stages and it remains uncertain whether and to what extent regulatory reform will affect the derivatives products we offer, we could face additional costs and expenses, possible restrictions on capital markets product types and reduced demand for our products if derivative positions are required to be cash collateralized.

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

The following table summarizes purchases we made during the quarter ended March 31, 2010 in the administration of our employee share-based compensation plans. Under the terms of these plans, we accept shares of common stock from option holders if they elect to surrender previously-owned shares upon exercise of the option to cover the exercise price of the options or, in the case of restricted shares of common stock or stock options, the withholding of shares to satisfy tax withholding obligations associated with the vesting of restricted shares or exercise of stock options.

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs

Jan 1 – Jan 31, 2010	7,340	$13.27	-	-
Feb 1 – Feb 28, 2010	591	13.01	-	-
March 1 – March 31, 2010	-	-	-	-

Total	7,931	$13.25	-	-

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. [Removed and Reserved]

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Documents

3.1	Amended and Restated Certificate of Incorporation of PrivateBancorp, Inc., dated June 24, 1999, as amended, is incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q (File No. 000-25887) filed on May 14, 2003.

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of PrivateBancorp, Inc., as amended, dated June 17, 2009, is incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-34066) filed on June 19, 2009.

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of PrivateBancorp, Inc., as amended, dated June 17, 2009, amending and restating the Certificate of Designations of the Series A Junior Non-Voting Preferred Stock of PrivateBancorp, Inc., is incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K (File No. 001-34066) filed on June 19, 2009.

3.4	Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series B, dated January 28, 2009 is incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-34066) filed on February 3, 2009.

3.5	Amended and Restated By-laws of PrivateBancorp, Inc. are incorporated herein by reference to Exhibit 3.5 to the Annual Report on Form 10-K (File No. 001-34066) filed on March 1, 2010.

4.1	Certain instruments defining the rights of the holders of long-term debt of PrivateBancorp, Inc. and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of PrivateBancorp, Inc. and its subsidiaries on a consolidated basis, have not been filed as exhibits. PrivateBancorp, Inc. hereby agrees to furnish a copy of any of these agreements to the Securities and Exchange Commission upon request.

4.2	Form of Preemptive and Registration Rights Agreement dated as of November 26, 2007 is incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-34066) filed on November 27, 2007.

4.3	Amendment No. 1 to Preemptive and Registration Rights Agreement dated as of June 17, 2009 by and among PrivateBancorp, Inc., GTCR Fund IX/A, L.P., GTCR Fund IX/B, L.P., and GTCR Co-Invest III, L.P., is incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-34066) filed on June 19, 2009.

4.4	Warrant dated January 30, 2009, as amended, issued by PrivateBancorp, Inc. to the United States Department of the Treasury to purchase shares of common stock of PrivateBancorp, Inc. is herein incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K (File No. 001-34066) filed on February 3, 2009.

10.1	Amendment to Term Agreement, dated as of February 12, 2010, by and between PrivateBancorp, Inc. and the Chairman of the Board of PrivateBancorp, Inc.

10.2	Salary Stock Award Agreement, dated as of March 18, 2010, by and between PrivateBancorp, Inc. and the Chief Financial Officer of PrivateBancorp, Inc.

11.1	Statement re: Computation of Per Share Earnings - The computation of basic and diluted earnings per share is included in Note 12 of the Company’s Notes to Consolidated Financial Statements included in “Item 7. Financial Statements” of this report on Form 10-Q.

15.1	Acknowledgment of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(1)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Report of Independent Registered Public Accounting Firm.

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

Date: May 7, 2010