Form 10-Q
period 2010-06-30
PRIVATEBANCORP, INC
filed 2010-08-09
CIK 889936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of August 4, 2010, there were 71,395,369 shares of the issuer’s voting and non-voting common stock, without par value, outstanding.

PRIVATEBANCORP, INC.

FORM 10-Q

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PRIVATEBANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Amounts in thousands, except share data)

	June 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$111,997	$320,160
Federal funds sold and other short-term investments	769,803	218,935
Loans held for sale	20,762	28,363
Securities available-for-sale, at fair value	2,029,962	1,569,541
Non-marketable equity investments	33,825	29,413
Loans – excluding covered assets, net of unearned fees	8,851,439	9,046,625
Allowance for loan losses	(232,411)	(221,688)

Loans, net of allowance for loan losses and unearned fees	8,619,028	8,824,937
Covered assets	434,828	502,034
Allowance for covered asset losses	(5,176)	(2,764)

Covered assets, net of allowance for covered asset losses	429,652	499,270
Other real estate owned	68,693	41,497
Premises, furniture, and equipment, net	40,599	41,344
Accrued interest receivable	35,278	35,562
Investment in bank owned life insurance	48,521	47,666
Goodwill	94,646	94,671
Other intangible assets	17,655	18,485
Derivative assets	113,493	71,540
Other assets	177,126	191,200

Total assets	$12,611,040	$12,032,584

Liabilities
Demand deposits:
Non-interest-bearing	$2,090,222	$1,840,900
Interest-bearing	738,631	752,728
Savings deposits and money market accounts	5,066,653	4,053,975
Brokered deposits	1,236,589	1,566,139
Other time deposits	1,437,204	1,678,172

Total deposits	10,569,299	9,891,914
Short-term borrowings	164,069	214,975
Long-term debt	473,720	533,023
Accrued interest payable	7,727	9,673
Derivative liabilities	116,599	71,958
Other liabilities	43,534	75,425

Total liabilities	11,374,948	10,796,968

Equity
Preferred stock - no par value; authorized 1 million shares
Series B - $1,000 liquidation value: issued and outstanding: 243,815 shares 2010 and 2009	238,185	237,487
Common stock – no par value, $1.00 stated value
Voting, authorized: 2010 – 174,000,000 shares; 2009 – 84,000,000 shares issued: 2010 – 68,442,000 shares, 2009 – 68,333,000 shares; outstanding: 2010 – 67,867,000 shares, 2009 – 67,796,000 shares	67,094	66,908
Nonvoting, authorized: 5.0 million shares 2010 and 2009; issued and outstanding 3,536,000 shares 2010 and 2009	3,536	3,536
Treasury stock, at cost: 2010 – 575,000 voting shares; 2009 – 537,000 voting shares	(19,003)	(18,489)
Additional paid-in capital	946,981	940,338
Retained earnings	(48,638)	(22,093)
Accumulated other comprehensive income, net of tax	47,758	27,896

Total stockholders’ equity	1,235,913	1,235,583

Noncontrolling interests	179	33

Total equity	1,236,092	1,235,616

Total liabilities and equity	$12,611,040	$12,032,584

See accompanying notes to consolidated financial statements.

PRIVATEBANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

(Unaudited)

	Quarters Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Interest Income
Loans, including fees	$112,839	$95,997	$223,901	$188,941
Federal funds sold and other short-term investments	664	161	1,208	449
Securities:
Taxable	16,417	13,646	31,867	28,192
Exempt from Federal income taxes	1,752	1,786	3,470	3,638

Total interest income	131,672	111,590	260,446	221,220

Interest Expense
Interest-bearing deposits	805	467	1,771	866
Savings deposits and money market accounts	9,368	6,036	18,482	12,600
Brokered and other time deposits	9,537	20,322	20,961	47,206
Short-term borrowings	1,383	1,844	2,829	4,832
Long-term debt	7,247	8,814	14,752	17,729

Total interest expense	28,340	37,483	58,795	83,233

Net interest income	103,332	74,107	201,651	137,987
Provision for loan and covered asset losses	45,392	21,521	117,940	39,326

Net interest income after provision for loan and covered assets losses	57,940	52,586	83,711	98,661

Non-interest Income
Wealth management	4,836	3,500	9,260	7,294
Mortgage banking	1,797	2,686	3,918	4,861
Capital markets products	4,113	3,830	4,391	15,063
Treasury management	4,281	2,110	7,889	3,715
Bank owned life insurance	420	453	855	842
Other income, service charges, and fees	4,691	2,054	8,864	5,648
Net securities (losses) gains	(185)	7,067	(156)	7,839
Early extinguishment of debt	—	(985)	—	(985)

Total non-interest income	19,953	20,715	35,021	44,277

Non-interest Expense
Salaries and employee benefits	37,485	34,300	76,874	69,421
Net occupancy expense	7,747	6,067	15,042	12,127
Technology and related costs	2,424	1,967	5,467	4,531
Marketing	2,363	1,933	4,465	3,775
Professional services	3,000	2,492	7,203	5,006
Investment manager expenses	643	556	1,278	1,165
Net foreclosed property expenses	3,686	967	5,089	1,411
Supplies and printing	322	392	612	734
Postage, telephone, and delivery	866	821	1,831	1,402
Insurance	5,654	9,157	11,073	12,989
Amortization of intangibles	415	325	830	654
Loan and collection expense	4,610	1,838	7,189	3,703
Other expenses	6,787	3,180	12,420	5,134

Total non-interest expense	76,002	63,995	149,373	122,052

Income (loss) before income taxes	1,891	9,306	(30,641)	20,886
Income tax (benefit) provision	(766)	3,372	(12,442)	7,781

Net income (loss)	2,657	5,934	(18,199)	13,105
Net income attributable to noncontrolling interests	76	57	146	117

Net income (loss) attributable to controlling interests	2,581	5,877	(18,345)	12,988
Preferred stock dividends and discount accretion	3,399	3,399	6,793	5,669

Net (loss) income available to common stockholders	$(818)	$2,478	$(25,138)	$7,319

Per Common Share Data
Basic	$(0.01)	$0.06	$(0.36)	$0.21
Diluted	$(0.01)	$0.06	$(0.36)	$0.20
Common dividends per share	$0.01	$0.01	$0.02	$0.02
Weighted-average shares outstanding	69,995	38,015	69,964	35,039
Weighted-average diluted shares outstanding	69,995	39,795	69,964	36,956

See accompanying notes to consolidated financial statements.

PRIVATEBANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts in thousands, except per share data)

(Unaudited)

	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non- controlling Interests	Total
Balance at January 1, 2009	$58,070	$32,468	$(17,285)	$482,347	$22,365	$27,568	$33	$605,566
Comprehensive Income:
Net income	—	—	—	—	12,988	—	117	13,105
Other comprehensive loss (1)	—	—	—	—	—	(3,437)	—	(3,437)

Total comprehensive income								9,668
Cash dividends:
Common stock ($0.02 per share)	—	—	—	—	(788)	—	—	(788)
Preferred stock	—		—	—	(5,118)	—	—	(5,118)
Issuance of preferred stock	236,257	—	—	—	—	—	—	236,257
Issuance of common stock	—	11,867	—	204,457	—	—	—	216,324
Conversion of preferred stock to common stock	(58,070)	1,951	—	56,119	—	—	—	—
Issuance of common stock warrants	—	—	—	7,558	—	—	—	7,558
Accretion of preferred stock discount	551	—	—	—	(551)	—	—	—
Common stock issued under benefit plans	—	262	—	437	—	—	—	699
Shortfall tax benefit from shared-based compensation	—	—	—	(505)	—	—	—	(505)
Stock repurchased in connection with benefit plans	—	—	(938)	—	—	—	—	(938)
Share-based compensation expense	—	—	—	10,655	—	—	—	10,655

Balance at June 30, 2009	$236,808	$46,548	$(18,223)	$761,068	$28,896	$24,131	$150	$1,079,378

Balance at January 1, 2010	$237,487	$70,444	$(18,489)	$940,338	$(22,093)	$27,896	$33	$1,235,616
Comprehensive Income:
Net (loss) income	—	—	—	—	(18,345)	—	146	(18,199)
Other comprehensive income (1)	—	—	—	—	—	19,862	—	19,862

Total comprehensive income								1,663
Cash dividends:
Common stock ($0.02 per share)	—	—	—	—	(1,407)	—	—	(1,407)
Preferred stock	—	—	—	—	(6,095)	—	—	(6,095)
Issuance of common stock	—	—	—	(2)	—	—	—	(2)
Accretion of preferred stock discount	698	—	—	—	(698)	—	—	—
Common stock issued under benefit plans	—	183	(191)	(63)	—	—	—	(71)
Shortfall tax benefit from shared-based compensation	—	—	—	(1,645)	—	—	—	(1,645)
Stock repurchased in connection with benefit plans	—	—	(323)	—	—	—	—	(323)
Share-based compensation expense	—	3	—	8,353	—	—	—	8,356

Balance at June 30, 2010	$238,185	$70,630	$(19,003)	$946,981	$(48,638)	$47,758	$179	$1,236,092

(1)	Net of taxes and reclassification adjustments.

See accompanying notes to consolidated financial statements.

PRIVATEBANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2010	2009
Operating Activities
Net (loss) income	$(18,345)	$12,988
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for loan and covered asset losses	117,940	39,326
Depreciation of premises, furniture, and equipment	3,865	3,139
Net amortization (accretion) of premium (discount) on securities	2,602	(133)
Net losses (gains) on securities	156	(7,839)
Net gains on sale of other real estate owned	(38)	(276)
Net accretion of discount on covered assets	(15,875)	—
Bank owned life insurance income	(855)	(842)
Net (decrease) increase in deferred loan fees	(2,153)	3,776
Share-based compensation expense	8,608	10,498
Net increase in deferred income taxes	(7,282)	(11,143)
Net amortization of other intangibles	830	654
Change in loans held for sale	7,601	(6,743)
Fair market value adjustments on derivatives	2,688	(2,575)
Net decrease in accrued interest receivable	284	3,415
Net decrease in accrued interest payable	(1,946)	(18,814)
Net decrease in other assets	11,872	9,570
Net decrease in other liabilities	(32,299)	(2,055)

Net cash provided by operating activities	77,653	32,946

Investing Activities
Securities:
Proceeds from maturities, repayments, and calls	188,028	156,579
Proceeds from sales	29,895	137,317
Purchases	(653,255)	(310,912)
Net loan principal received (advanced)	35,102	(725,353)
Net decrease in covered assets	85,011	—
Proceeds from sale of other real estate owned	25,456	11,661
Net purchases of premises, furniture, and equipment	(3,120)	(2,099)

Net cash used in investing activities	(292,883)	(732,807)

Financing Activities
Net increase in deposit accounts	677,385	281,694
Net increase in short-term borrowings	2,094	266,443
Proceeds on FHLB advances	—	100,000
Repayment of FHLB advances	(112,000)	(140,500)
Proceeds from the issuance of preferred stock and common stock warrant	—	243,815
(Payments for) proceeds from issuance of common stock	(2)	216,324
Stock repurchased in connection with benefit plans	(323)	(938)
Cash dividends paid	(7,503)	(4,365)
Exercise of stock options and restricted share activity	(71)	700
Shortfall tax benefit from exercise of stock options and release of restricted share activity	(1,645)	(506)

Net cash provided by financing activities	557,935	962,667

Net increase in cash and cash equivalents	342,705	262,806
Cash and cash equivalents at beginning of year	539,095	230,235

Cash and cash equivalents at end of period	$881,800	$493,041

Cash paid during period for:
Interest	$60,741	$102,047
Income taxes	$6,352	$11,404

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

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with GAAP and reflect all adjustments that are, in the opinion of management, necessary for the fair presentation of the financial position and results of operations for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the quarter and the six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

In preparing the consolidated financial statements, we have considered the impact of events occurring subsequent to June 30, 2010 for potential recognition or disclosure in this quarterly report on Form 10-Q.

2. NEW ACCOUNTING STANDARDS

Recently Adopted Accounting Pronouncements

Accounting for Transfers of Financial Assets - On January 1, 2010, we adopted new accounting guidance issued by the Financial Accounting Standards Board (“FASB”) related to the transfer of financial assets. This guidance removes the exception for qualifying special-purpose entities from consolidation guidance and the exception that permitted sale accounting for certain guaranteed mortgage securitizations when a transferor had not surrendered control over the transferred financial assets. The new guidance also establishes conditions for accounting and reporting of a transfer of a portion of a financial asset, modifies the asset sale/derecognition criteria, and changes how retained interests are initially measured. The new guidance is expected to provide greater transparency about transfers of financial assets and a transferor’s continuing involvement, if any, with the transferred assets. The adoption of this guidance did not have a material impact on our financial position, consolidated results of operations or liquidity position.

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

Accounting Pronouncements Pending Adoption

Disclosures on Loan Credit Quality and Allowance for Credit Losses – On July 21, 2010, the FASB issued accounting guidance related to expanded disclosures for credit quality on financing receivables (such as our loan portfolio) and the allowance for credit losses. This guidance requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s financing receivables portfolio, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable, which is generally a disaggregation of portfolio segment. The required disclosures include, among other things, a rollforward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators. This guidance will be effective for the Company’s financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period will be required for the Company’s financial statements that include periods beginning on or after January 1, 2011. Since the new guidance only affects disclosures, it will not impact our financial position, consolidated results of operations or liquidity position.

3. SECURITIES

Securities Portfolio

(Amounts in thousands)

	June 30, 2010				December 31, 2009
	Amortized	Gross Unrealized		Fair	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Securities Available-for-Sale
U.S. Treasury	$—	$—	$—	$—	$16,758	$212	$—	$16,970
U.S. Agencies	10,224	292	—	10,516	10,292	23	—	10,315
Collateralized mortgage obligations	525,593	12,905	(47)	538,451	168,974	7,410	(20)	176,364
Residential mortgage-backed securities	1,244,151	55,020	—	1,299,171	1,162,924	30,389	(1,595)	1,191,718
State and municipal	172,470	8,914	(60)	181,324	165,828	8,451	(105)	174,174
Foreign sovereign debt	500	—	—	500	—	—	—	—

Total	$1,952,938	$77,131	$(107)	$2,029,962	$1,524,776	$46,485	$(1,720)	$1,569,541

Non-marketable Equity Securities
FHLB stock	$22,623	$—	$—	$22,623	$22,791	$—	$—	$22,791
Other	11,202	—	—	11,202	6,622	—	—	6,622

Total	$33,825	$—	$—	$33,825	$29,413	$—	$—	$29,413

Non-marketable equity securities primarily include Community Reinvestment Act-qualified investments, Federal Reserve Bank (“FRB”) stock, and Federal Home Loan Bank (“FHLB”) stock. Our participating subsidiary banks are required to maintain these equity securities as a member of both the FRB and FHLB, and in amounts as required by the institutions. These equity securities are “restricted” in that they can only be sold back to the respective institutions or another member institution at par. Therefore, they are less liquid than other tradable equity securities. Their fair value is equal to amortized cost, and no other-than-temporary impairments have been recorded on these securities during 2010 or 2009.

The carrying value of securities available-for-sale, which were pledged to secure public deposits, trust deposits, FHLB Advances, or for other purposes as permitted or required by law, totaled $771.8 million at June 30, 2010 and $726.8 million at December 31, 2009.

Excluding securities issued or backed by the U.S. Government and its agencies and U.S. Government-sponsored enterprises, there were no investments in securities from one issuer that exceeded 10% of consolidated equity at June 30, 2010 or December 31, 2009.

The following table presents the aggregate amount of unrealized losses and the aggregate related fair values of securities with unrealized losses as of June 30, 2010 and December 31, 2009. The securities presented are grouped according to the time periods during which the securities have been in a continuous unrealized loss position.

Securities In Unrealized Loss Position

(Amounts in thousands)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
As of June 30, 2010
Collateralized mortgage obligations	$32,889	$(47)	$—	$—	$32,889	$(47)
Residential mortgage-backed securities	1	—	—	—	1	—
State and municipal	12,006	(60)	—	—	12,006	(60)

Total	$44,896	$(107)	$—	$—	$44,896	$(107)

As of December 31, 2009
Collateralized mortgage obligations	$3,617	$(20)	$—	$—	$3,617	$(20)
Residential mortgage-backed securities	334,903	(1,595)	—	—	334,903	(1,595)
State and municipal	8,176	(105)	—	—	8,176	(105)

Total	$346,696	$(1,720)	$—	$—	$346,696	$(1,720)

There were no securities in an unrealized loss position for greater than 12 months at June 30, 2010 and December 31, 2009. The unrealized losses reported for collateralized mortgage obligations and residential mortgage-backed securities were caused by increases in interest rates and the contractual cash flows of those investments are primarily guaranteed by either U.S. Government agencies or by U.S. Government-sponsored enterprises. Accordingly, we believe the credit risk embedded in these securities to be inherently low. The unrealized losses in our investments in state and municipal securities are primarily due to changes in interest rates and we expect to recover the entire amortized cost basis of the securities.

Since the declines in fair value on these securities are attributable primarily to changes in interest rates, and because we do not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at June 30, 2010.

Remaining Contractual Maturity of Securities

(Amounts in thousands)

	June 30, 2010
	Amortized Cost	Fair Value
U.S. Agencies, state and municipals and foreign sovereign debt securities
One year or less	$1,422	$1,434
One year to five years	32,510	34,058
Five years to ten years	95,749	100,198
After ten years	53,513	56,650
All other securities
Collateralized mortgage obligations	525,593	538,451
Residential mortgage-backed securities	1,244,151	1,299,171
Non-marketable equity securities	33,825	33,825

Total	$1,986,763	$2,063,787

Securities Gains (Losses)

(Amounts in thousands)

	Quarters Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Proceeds from sales	$26,073	$108,738	$29,895	$137,317

Gross realized gains	782	7,067	939	7,847
Gross realized losses	(967)	—	(1,095)	(8)

Net realized (losses) gains	$(185)	$7,067	$(156)	$7,839

Income tax (benefit) provision on net realized (losses) gains	$(75)	$2,714	$(64)	$3,010

Refer to Note 11 for additional details of the securities available-for-sale portfolio and the related impact of unrealized gains (losses) thereon.

4. LOANS

Loan Portfolio (excluding covered assets) (1)

(Amounts in thousands)

	June 30, 2010	December 31, 2009
Commercial and industrial	$3,564,504	$3,572,695
Owner-occupied commercial real estate	1,143,231	1,153,176

Total commercial	4,707,735	4,725,871

Commercial real estate	2,277,424	2,184,001
Commercial real estate – multifamily	502,708	553,473

Total commercial real estate	2,780,132	2,737,474

Construction	551,270	727,487
Residential real estate	309,001	319,463
Home equity	203,053	220,025
Personal	300,248	316,305

Total loans	$8,851,439	$9,046,625

Deferred loan fees included in total loans	$27,424	$29,577
Overdrawn demand deposits included in total loans	$1,629	$5,486

(1)	Refer to Note 6 for a detailed discussion regarding covered assets.

We primarily lend to businesses and consumers in the markets in which we operate. Within these areas, we seek to diversify our loan portfolio by loan type, industry, and borrower.

Carrying Value of Loans Pledged

(Amounts in thousands)

	June 30, 2010	December 31, 2009
Loans pledged to secure:
Federal Reserve Bank discount window borrowings	$3,302,180	$2,594,710
Federal Loan Home Bank advances	240,055	318,842

Total	$3,542,235	$2,913,552

Impaired, Nonaccrual and Past Due Loans

A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments. Loans subject to valuation for impairment are defined as nonaccrual loans and loans modified in a troubled debt restructuring. When a loan has been identified as being impaired, the amount of impairment will be measured based on the loan’s observable fair value or the fair value of the collateral if the loan is collateral dependent, or the present value of expected future cash flows discounted at the loan’s effective interest rate.

If the measurement of the impaired loan is less than the recorded investment in the loan (including accrued interest, net of deferred loan fees and costs and unamortized premium or discount), impairment is recognized by creating a specific valuation reserve as a component of the allowance for loan losses.

Loans are designated as nonaccrual: (a) when either principal or interest payments are 90 days or more past due based on contractual terms unless the loan is sufficiently collateralized such that full repayment of both principal and interest is expected and is in the process of collection; or (b) when an individual analysis of a borrower’s creditworthiness indicates a credit should be placed on nonaccrual status.

Impaired, Nonaccrual and Past Due Loans (excluding covered assets) (1)

(Amounts in thousands)

	June 30, 2010	December 31, 2009
Impaired loans:
Impaired loans with valuation reserve required (2)	$246,130	$215,266
Impaired loans with no valuation reserve required	128,079	180,181

Total impaired loans	$374,209	$395,447

Nonperforming loans:
Nonaccrual loans	$370,179	$395,447
Loans past due 90 days and still accruing interest	—	—

Total nonperforming loans	$370,179	$395,447

Restructured loans accruing interest	$4,030	$—

Valuation reserve related to impaired loans	$70,788	$65,760
Average impaired loans (3)	$411,969	$246,517
Interest income forgone on impaired loans (4)	$9,139	$11,237

(1)	Refer to Note 6 for a detailed discussion regarding covered assets.
(2)

These impaired loans require a valuation reserve because the estimated fair value of the loans is less than the recorded investment in the loans. The related required valuation reserve is presented separately in the table.

(3)	Average impaired loans for the six months ended June 30, 2010 and year ended December 31, 2009.
(4)	Represents estimated interest for the six months ended June 30, 2010 and full year 2009 based on the average loan portfolio yield for the respective period.

At June 30, 2010, there were no commitments to lend additional funds to debtors whose loan terms have been modified in a troubled debt restructuring.

5. ALLOWANCE FOR LOAN LOSSES AND RESERVE FOR UNFUNDED COMMITMENTS

Allowance for Loan Losses (excluding covered assets) (1)

(Amounts in thousands)

	Quarters Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Balance at beginning of period	$236,851	$127,011	$221,688	$112,672
Loans charged-off	(51,923)	(12,580)	(109,370)	(19,617)
Recoveries of loans previously charged-off	2,091	4,136	2,635	7,707

Net loans charged-off	(49,832)	(8,444)	(106,735)	(11,910)
Provision for loan losses	45,392	21,521	117,458	39,326

Balance at end of period	$232,411	$140,088	$232,411	$140,088

(1)	Refer to Note 6 for a detailed discussion regarding covered assets.

At June 30, 2010 and December 31, 2009, $70.8 million and $65.8 million, respectively, of the total allowance for loan losses were specifically allocated to loans deemed impaired. Refer to Note 4 for additional information regarding impaired loans.

We maintain a reserve for unfunded commitments at a level we believe to be sufficient to absorb estimated probable losses related to unfunded credit facilities. The reserve is included in other liabilities in the Consolidated Statements of Financial Condition. The reserve is computed using a methodology similar to that used to determine the general allocated component of the allowance for loan losses. Net adjustments to the reserve for unfunded commitments are included in other non-interest expense in the Consolidated Statements of Income. Refer to Note 15 for further disclosure on the unfunded commitments.

Reserve for Unfunded Commitments (excluding covered assets) (1)

(Amounts in thousands)

	Quarters Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Balance at beginning of period	$3,452	$889	$1,452	$840
Provision for unfunded commitments	2,365	50	4,365	99

Balance at end of period	$5,817	$939	$5,817	$939

Unfunded commitments, excluding covered assets, at period end	$3,890,485	$3,516,525

(1)	Refer to Note 6 for a detailed discussion regarding covered assets.

6. COVERED ASSETS

Covered assets represent purchased loans and foreclosed loan collateral covered under loss sharing agreements with the Federal Deposit Insurance Corporation (“FDIC”) and includes an indemnification receivable that represents the present value of the expected reimbursement from the FDIC related to expected losses on the acquired loans and foreclosed real estate under such agreements.

In accordance with applicable authoritative accounting guidance, the purchased loans and related indemnification receivable are recorded at fair value at the date of purchase, and “carrying over” or creating a valuation allowances in the initial accounting for such loans acquired in a transfer is prohibited. At acquisition, we evaluated purchased loans for impairment in accordance with the applicable authoritative guidance and our internal policies. Purchased loans with evidence of credit deterioration since origination for which it is probable that all contractually required payments will not be collected are considered impaired (“purchased impaired loans”). All other purchased loans are considered nonimpaired (“purchased nonimpaired loans”). The carrying amount of the covered assets consisted of purchased impaired loans, purchased nonimpaired loans and other assets, and are presented in the following table:

Covered Assets

(Amounts in thousands)

	June 30, 2010				December 31, 2009
	Purchased Impaired Loans	Purchased Nonimpaired Loans	Other Assets	Total	Purchased Impaired Loans	Purchased Nonimpaired Loans	Other Assets	Total
Commercial loans	$13,152	$47,311	$—	$60,463	$13,390	$65,495	$—	$78,885
Commercial real estate loans	75,877	139,047	—	214,924	78,378	147,746	—	226,124
Residential mortgage loans	283	57,756	—	58,039	289	59,858	—	60,147
Consumer installment and other	1,990	9,995	402	12,387	2,083	10,847	508	13,438
Foreclosed real estate	—	—	12,673	12,673	—	—	14,770	14,770
Asset in lieu	—	—	581	581	—	—	560	560
Estimated loss reimbursement by the FDIC	—	—	75,761	75,761	—	—	108,110	108,110

Total covered assets	91,302	254,109	89,417	434,828	94,140	283,946	123,948	502,034
Allowance for covered asset losses	—	(5,176)	—	(5,176)	—	(2,764)	—	(2,764)

Net covered assets	$91,302	$248,933	$89,417	$429,652	$94,140	$281,182	$123,948	$499,270

In accordance with applicable authoritative accounting guidance, all purchased loans and related indemnification asset are recorded at fair value at date of purchase. The initial valuation of these loans and related indemnification asset requires Management to make subjective judgments concerning estimates about how the acquired loans will perform in the future using valuation methods including discounted cash flow analysis and independent third-party appraisals. Factors that may significantly affect the initial valuation include, among others, market-based and industry data related to expected changes in interest rates, assumptions related to probability and severity of credit losses, estimated timing of credit losses including the foreclosure and liquidation of collateral, expected prepayment rates, required or anticipated loan modifications, unfunded loan commitments, the specific terms and provisions of any loss share agreements, and specific industry and market conditions that may impact independent third-party appraisals.

On an ongoing basis, the accounting for purchased loans and related indemnification assets follows applicable authoritative accounting guidance for purchased non-impaired loans and purchased impaired loans. The amount that we realize on these loans and related indemnification asset could differ materially from the carrying value reflected in these financial statements, based upon the timing and amount of collections on the acquired loans in future periods. Our losses on these assets may be mitigated to the extent covered under the specific terms and provisions of any loss share agreements.

For purchased impaired loans, the excess of cash flows expected at the acquisition date over the estimated fair value is referred to as the accretable yield and is recognized into interest income over the remaining life of the loan using the constant effective yield method when there is a reasonable expectation about amount and timing of such cash flows. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the non-accretable difference. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses, resulting in an increase to the allowance for covered asset losses, and a reclassification from accretable yield to nonaccretable differences. Subsequent increases in cash flows result in a recovery of any previously recorded allowance for covered assets, to the extent applicable, and a reclassification of the difference from nonaccretable to accretable with a positive impact on interest income. At June 30, 2010, there was no allowance for covered asset losses related to the purchased impaired loans.

For purchased nonimpaired loans, differences between the purchase price and the unpaid principal balance at the date of acquisition are recorded in interest income over the life of the loan using a constant effective yield method. Decreases in expected cash flows after the purchase date are recognized by recording an additional allowance for loan losses. During the first six months of 2010, we recorded a $482,000 provision for covered asset losses resulting in a $5.2 million allowance for covered asset losses at June 30, 2010, representing our 20% non-reimbursable portion under the loss share agreement.

Disposals of loans, which may include sales of loans or foreclosures, result in removal of the loan from the covered asset portfolio at its carrying amount.

Changes in the carrying amount and accretable yield for loans that evidenced deterioration at the acquisition date were as follows for the quarter and six months ended June 30, 2010.

Change in Purchased Impaired Loans Accretable Yield and Carrying Amount

(Amounts in thousands)

	Quarter Ended June 30, 2010		Six Months Ended June 30, 2010
	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans

Balance at beginning of period	$31,140	$91,433	$34,790	$94,140
Purchases (1)	—	—	—	—
Payments received	—	(2,110)	—	(5,954)
Charge-offs/disposals	(959)	(959)	(2,527)	(2,456)
Reclassifications (to) from nonaccretable difference, net	11,554	—	12,106	—
Accretion	(2,938)	2,938	(5,572)	5,572

Balance at end of period	$38,797	$91,302	$38,797	$91,302

(1)	Represents the fair value of the loans at acquisition.

7. GOODWILL AND OTHER INTANGIBLE ASSETS

Carrying Amount of Goodwill by Operating Segment

(Amounts in thousands)

	June 30, 2010	December 31, 2009
Banking	$81,755	$81,755
Wealth Management	12,891	12,916
Holding Company Activities	—	—

Total goodwill	$94,646	$94,671

Goodwill is not amortized but, instead, is subject to impairment tests at least on an annual basis or more often if events or circumstances indicate that there may be impairment. Our annual goodwill test was performed as of October 31, 2009, and it was determined that no impairment existed as of that date. During the second quarter 2010, there were no events or circumstances to indicate there may be impairment of goodwill.

Goodwill decreased by $25,000 during the first six months of 2010 due to an adjustment for tax benefits associated with the goodwill attributable to Lodestar Investment Counsel, LLC (“Lodestar”), an investment management firm and partially-owned subsidiary of the Company.

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

Other Intangible Assets

(Amounts in thousands)

	Gross Carrying Amount		Accumulated Amortization		Net Carrying Amount
	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009
Core deposit intangible.	$18,093	$18,093	$3,593	$3,084	$14,500	$15,009
Client relationships	4,900	4,900	1,970	1,772	2,930	3,128
Assembled workforce	736	736	511	388	225	348

Total	$23,729	$23,729	$6,074	$5,244	$17,655	$18,485

Amortization expense totaled $415,000 and $325,000 for the quarters ended June 30, 2010 and 2009, respectively. For the six months ended June 30, 2010 and 2009, amortization expense totaled $830,000 and $654,000, respectively. The weighted average remaining life as of June 30, 2010 was 7 years for core deposit intangibles, 9 years for client relationships and 1 year for assembled workforce intangibles.

Scheduled Amortization of Other Intangible Assets

(Amounts in thousands)

Total
Year ending December 31,
2010:
Remaining six months	$815
2011	1,487
2012	2,673
2013	3,101
2014	3,190
2015 and thereafter	6,389

Total	$17,655

8. SHORT-TERM BORROWINGS

Summary of Short-term Borrowings

(Amounts in thousands)

	June 30, 2010		December 31, 2009
	Amount	Rate	Amount	Rate
Securities sold under agreements to repurchase	$4,629	0.60%	$3,975	0.60%
Federal Home Loan Bank advances	158,000	3.09%	211,000	2.74%
Other	1,440	6.09%	—	—

Total short-term borrowings	$164,069		$214,975

Securities sold under agreements to repurchase and federal funds purchased generally mature within 1 to 90 days from the transaction date. Securities sold under agreements to repurchase are treated as financings, and the obligations to repurchase securities sold are reflected as a liability in the Consolidated Statements of Financial Condition. Repurchase agreements are secured by U.S. Treasury, mortgage-backed securities or collateralized mortgage obligations and, if required, are held in third party pledge accounts. As of June 30, 2010, we did not have amounts at risk under repurchase agreements with any individual counterparty or group of counterparties that exceeded 10% of equity.

Our subsidiary banks had unused overnight fed funds borrowings available for use of $130.0 million at June 30, 2010 and $376.0 million at December 31, 2009. Our total availability of overnight fed fund borrowings is not a committed line of credit and is dependent upon lender availability. At June 30, 2010, we also had $1.8 billion in borrowing capacity with no borrowings outstanding through the Federal Reserve Bank discount window’s primary credit program. Our borrowing capacity changes each quarter subject to available collateral and FRB discount factors.

Incident to the 2009 merger of our bank subsidiaries into The Private Bank-Chicago, our ability to increase FHLB borrowings has been reduced to that available through our sole remaining FHLB member bank, The PrivateBank, N.A (our Wisconsin banking subsidiary). Advances outstanding prior to the bank mergers remain outstanding to the extent not matured and are secured by qualifying residential and multi-family mortgages and state and municipal and mortgage-related securities. FHLB advances reported as short-term borrowings represent advances with a remaining maturity of one year or less. Our short-term FHLB advances have a weighted average interest rate of 3.09% at June 30, 2010 and 2.74% at December 31, 2009, payable monthly. At June 30, 2010, the weighted average remaining maturity of FHLB short-term advances was 6 months.

9. LONG-TERM DEBT

Long-Term Debt

(Amounts in thousands)

	June 30, 2010	December 31, 2009

Parent Company:
3.19% junior subordinated debentures due 2034 (1)(a)	$8,248	$8,248
6.00% junior subordinated debentures due 2035 (2)(a)	51,547	51,547
6.10% junior subordinated debentures due 2035 (3)(a)	41,238	41,238
10.00% junior subordinated debentures due 2068 (a)	143,760	143,760

Subtotal	244,793	244,793

Subsidiaries:
Federal Home Loan Bank advances	108,927	168,230
4.04% subordinated debt facility due 2015 (4)(b)	120,000	120,000

Subtotal	228,927	288,230

Total long-term debt	$473,720	$533,023

(1)	Variable rate in effect at June 30, 2010, based on three-month LIBOR + 2.65%.
(2)	Rate remains in effect until September 15, 2010, then reverts to variable at three-month LIBOR + 1.71%.
(3)	Rate remains in effect until December 15, 2010, then reverts to variable at three-month LIBOR + 1.50%.
(4)	Variable rate in effect at June 30, 2010, based on three-month LIBOR + 3.50%.
(a)	Currently, qualifies as Tier I capital for regulatory capital purposes and the capital qualification is grandfathered under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.
(b)	Currently qualifies as Tier II capital for regulatory capital purposes. Effective in the third quarter 2010 and annually thereafter, Tier II capital qualification will be reduced by 20%.

The amounts above are reported net of any unamortized discount and fair value adjustments recognized in connection with debt acquired through acquisitions.

We have $244.8 million in junior subordinated debentures issued to four separate wholly-owned trusts for the purpose of issuing Company-obligated mandatorily redeemable preferred securities. Refer to Note 10 for further information on the nature and terms of these and previously-issued debentures.

Long-term advances from the FHLB had weighted-average interest rates of 3.26% at June 30, 2010 and 2.97% at December 31, 2009. These advances, which had a combination of fixed and floating interest rates, were secured by qualifying residential and multi-family mortgages and state and municipal and mortgage-related securities. At June 30, 2010, the weighted average remaining maturities of FHLB long-term advances was 26 months.

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

Scheduled Maturities of Long-Term Debt

(Amounts in thousands)

Total
Year ending December 31,
2011	$58,927
2012	35,000
2013	5,000
2014	2,000
2015 and thereafter	372,793

Total	$473,720

10. JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES HELD BY TRUSTS THAT ISSUED GUARANTEED CAPITAL DEBT SECURITIES

As of June 30, 2010, we sponsored and wholly owned 100% of the common equity of four trusts that were formed for the purpose of issuing Company-obligated mandatorily redeemable preferred securities (“Trust Preferred Securities”) to third-party investors and investing the proceeds from the sale of the Trust Preferred Securities solely in junior subordinated debt securities of the Company (the “Debentures”). The Debentures held by the trusts, which totaled $244.8 million, are the sole assets of each trust. Our obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The guarantee covers the distributions and payments on liquidation or redemption of the Trust Preferred Securities, but only to the extent of funds held by the trusts. We have the right to redeem the Debentures in whole or in part, on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date. We used the proceeds from the sales of the Debentures for general corporate purposes.

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

Common Shares, Preferred Securities, and Related Debentures

(Amounts and number of shares in thousands)

							Principal Amount of Debentures
	Issuance Date	Common Shares Issued	Trust Preferred Securities Issued (1)	Coupon Rate (2)	Earliest Redemption Date (on or after) (3)	Maturity	June 30, 2010	December 31, 2009

Bloomfield Hills Statutory Trust I	May 2004	$248	$8,000	3.19%	Jun. 17, 2009	Jun. 2034	$8,248	$8,248
PrivateBancorp Statutory Trust II	Jun. 2005	1,547	50,000	6.00%	Sep. 15, 2010	Sep. 2035	51,547	51,547
PrivateBancorp Statutory Trust III	Dec. 2005	1,238	40,000	6.10%	Dec. 15, 2010	Dec. 2035	41,238	41,238
PrivateBancorp Statutory Trust IV	May 2008	10	143,750	10.00%	Jun. 13, 2013	Jun. 2068	143,760	143,760

Total		$3,043	$241,750				$244,793	$244,793

(1)

The trust preferred securities accrue distributions at a rate equal to the interest rate and have a maturity identical to that of the related debentures. The trust preferred securities will be redeemed upon maturity of the related debentures.

(2)

Reflects the coupon rate in effect at June 30, 2010. The coupon rate for the Bloomfield Hills Statutory Trust I is a variable rate and is based on three month LIBOR plus 2.65% with distributions payable quarterly. The coupon rates for the PrivateBancorp Statutory Trusts II and III are fixed for the initial five years from issuance and thereafter at a variable rate based on three-month LIBOR plus 1.71% for Trust II and three-month LIBOR plus 1.50% for Trust III. The coupon rate for the PrivateBancorp Statutory Trust IV is fixed. Distributions are payable quarterly. We have the right to defer payment of interest on the debentures at any time or from time to time for a period not exceeding five years provided no extension period may extend beyond the stated maturity of the debentures. During such extension period, distributions on the trust preferred securities will also be deferred, and our ability to pay dividends on our common stock will be restricted.

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

Components of Other Comprehensive Income

(Amounts in thousands)

	Six Months Ended June 30,
	2010			2009
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Securities available-for-sale:
Unrealized holding gains	$32,870	$12,631	$20,239	$2,201	$873	$1,328
Less: Reclassification of net gains (losses) included in net income	611	234	377	(7,731)	(2,966)	(4,765)

Net unrealized holding gains (losses)	$32,259	$12,397	$19,862	$(5,530)	$(2,093)	$(3,437)

Change in Accumulated Other Comprehensive Income

(Amounts in thousands)

Total Accumulated Other Comprehensive Income
Balance, December 31, 2008	$27,568
Six months 2009 other comprehensive loss	(3,437)

Balance, June 30, 2009	$24,131

Balance, December 31, 2009	$27,896
Six months 2010 other comprehensive income	19,862

Balance, June 30, 2010	$47,758

12. EARNINGS PER COMMON SHARE

Basic earnings per common share is calculated using the two-class method to determine income applicable to common stockholders. The two-class method requires undistributed earnings for the period, which represents net income less common and participating security dividends (if applicable) declared or paid, to be allocated between the common and participating security stockholders based upon their respective rights to receive dividends. Participating securities include unvested restricted shares/units that contain nonforfeitable rights to dividends. Undistributed net losses are not allocated to unvested restricted shares/units stockholders, as these stockholders do not have a contractual obligation to fund losses incurred by the Company. Income applicable to common stockholders is then divided by the weighted-average common shares outstanding for the period.

Diluted earnings per common share takes into consideration common stock equivalents issuable pursuant to convertible debentures, warrants, unexercised stock options and unvested shares/units. Potentially dilutive common stock equivalents are excluded from the computation of diluted earnings per common share in periods in which the effect would reduce the loss per share or increase the income per share (i.e. antidilutive). Diluted earnings per common share is calculated under the more dilutive of either the treasury method or the two-class method.

Basic and Diluted Earnings per Common Share

(Amounts in thousands, except per share data)

	Quarters Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Basic earnings per share
Net income (loss) attributable to controlling interests	$2,581	$5,877	$(18,345)	$12,988
Preferred dividends and discount accretion of preferred stock	3,399	3,399	6,793	5,669

Net (loss) income available to common stockholders	(818)	2,478	(25,138)	7,319
Less: Earnings allocated to participating stockholders	—	36	—	114

Earnings allocated to common stockholders	$(818)	$2,442	(25,138)	$7,205

Weighted-average common shares outstanding	69,995	38,015	69,964	35,039
Basic earnings per common share	$(0.01)	$0.06	$(0.36)	$0.21

Diluted earnings per share
Earnings allocated to common stockholders (1)	$(818)	$2,459	(25,138)	$7,226
Weighted-average common shares outstanding (2):
Weighted-average common shares outstanding	69,995	38,015	69,964	35,039
Dilutive effect of stock awards	—	108	—	106
Dilutive effect of convertible preferred stock	—	1,672	—	1,811

Weighted-average diluted common shares outstanding	69,995	39,795	69,964	36,956

Diluted earnings per common share	$(0.01)	$0.06	(0.36)	$0.20

Antidilutive common stock equivalents not included in diluted earnings per common share computation (2)(3):
Stock options	3,650	3,662	3,650	3,760
Unvested stock/unit awards	1,587	256	1,587	335
Convertible debentures	—	2,553	—	2,553
Warrants related to the US Treasury Capital Purchase Program	645	1,290	645	1,290

Total antidilutive common stock equivalents	5,882	7,761	5,882	7,938

(1)

Earnings allocated to common stockholders for basic and diluted earnings per share may differ under the two-class method as a result of adding common stock equivalents for options and warrants to dilutive shares outstanding, which alters the ratio used to allocate earnings to common stockholders and participating securities for the purposes of calculating diluted earnings per share.

(2)

Due to the net loss available to common stockholders reported for the three and six months ended June 30, 2010, all potentially dilutive common stock equivalents were excluded from the diluted net loss per share computation as their inclusion would have been antidilutive.

(3)

For the three and six months ended June 30, 2009, represents potentially dilutive common stock equivalents for which the exercise price for the stock options and warrants and fair value of non-vested restricted stock/units was greater than the average market price of our common stock during the period. Also, convertible debentures are considered antidilutive under the “if-converted” method.

13. INCOME TAXES

Income Tax Provision Analysis

(Dollars in thousands)

	Quarters Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Income (loss) before income taxes	$1,891	$9,306	$(30,641)	$20,886

Income tax (benefit) provision:
Current income tax provision (benefit)	917	9,110	(5,160)	18,924
Deferred income tax benefit	(1,683)	(5,738)	(7,282)	(11,143)

Total income tax (benefit) provision	$(766)	$3,372	$(12,442)	$7,781

Effective tax rate	n/m	36.2%	(40.6%)	37.3%

Net deferred tax assets totaled $103.0 million at June 30, 2010 and $108.8 million at December 31, 2009. Net deferred tax assets are included in other assets in the accompanying Consolidated Statements of Financial Condition and no valuation allowance is recorded. In assessing whether a deferred tax asset valuation allowance is needed, we considered the negative evidence associated with a cumulative pre-tax loss for financial statement purposes for the trailing three-year period. We also considered the positive evidence associated with taxable income generated in 2009, and reversing taxable temporary differences in future periods. Most significantly, however, we relied on our ability to generate future taxable income, exclusive of reversing temporary differences, over a relatively short time period.

In assessing our prospects for generating future pre-tax book income, we considered a number of factors, including: (a) our success in achieving strong operating income (pre-tax, pre-provision) results during 2009 and in the first six months of 2010; (b) the concentration of credit losses in certain segments and vintages of our loan portfolio; and (c) our excess tangible capital position relative to “well capitalized” regulatory standards and other industry benchmarks. These factors support our expectation of higher pre-tax earnings in future periods. We believe this in turn should give rise to taxable income levels (exclusive of reversing temporary differences) that more likely than not would be sufficient to realize the deferred tax assets over a short time period.

As of June 30, 2010, there was $667,000 of unrecognized tax benefits relating to uncertain tax positions that would favorably impact the effective tax rate if recognized in future periods.

14. DERIVATIVE INSTRUMENTS

We are an end-user of certain derivative financial instruments, which we use to manage our exposure to interest rate and foreign exchange risks. We also use these instruments for client accommodation as we make a market in derivatives for our clients.

None of the end-user and client-related derivatives have been designated as hedging instruments. Both end-user and client related derivatives are recorded at fair value in the Consolidated Statements of Financial Condition as either derivative assets or derivative liabilities, with changes in their fair value recorded in current earnings. Refer to Table A below for the fair values of our derivative instruments on a gross basis as of June 30, 2010 and December 31, 2009, and where they are recorded in the Consolidated Statements of Financial Condition and Table B below for the related net gains/(losses) recognized during the quarter and six months ended June 30, 2010 and 2009, and where they are recorded in the Consolidated Statements of Income.

Derivative assets and liabilities are recorded at fair value in the Consolidated Statements of Financial Condition, after taking into account the effects of master netting agreements as allowed under authoritative accounting guidance.

Derivatives expose us to credit risk measured as replacement cost (current positive mark to market value plus potential future exposure from positive movements in mark to market). Credit risk is managed through our standard underwriting process. Actual exposures are monitored against various types of credit limits established to manage risk within certain parameters. Additionally, credit risk is managed through the use of collateral and netting agreements.

End-User Derivatives – We enter into derivatives that include commitments to fund certain mortgage loans to be sold into the secondary market and forward commitments for the future delivery of residential mortgage loans. It is our practice to enter into forward commitments for the future delivery of fixed rate residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates on our commitments to fund the loans as well as on our portfolio of mortgage loans held-for-sale. At June 30, 2010, we had approximately $46.4 million of interest rate lock commitments and $67.2 million of forward commitments for the future delivery of residential mortgage loans with rate locks at rates consistent with the lock commitment.

We are also exposed at times to foreign exchange risk as a result of issuing loans in which the principal and interest are settled in a currency other than US dollars. Currently our exposure is to the British pound on $4.5 million of loans and we manage this risk by using currency forward derivatives.

Client Related Derivatives – We offer, through our capital markets group, an extensive range of over-the-counter interest rate and foreign exchange derivatives to our clients including but not limited to interest rate swaps, options on interest rate swaps, interest rate options (also referred to as Caps, Floors, Collars, etc.), foreign exchange forwards and options as well as cash products such as foreign exchange spot transactions. These client-generated activities are structured to mitigate our exposure to market risk through the execution of off-setting positions with inter-bank dealer counterparties. This permits the capital markets group to offer customized risk management solutions to our clients. Although transactions originated by capital markets do not expose us to overnight market risk, they do expose us to other risks including counterparty credit, settlement, and operational risk.

To accommodate our loan clients, we occasionally enter into risk participation agreements (RPAs) with counterparty banks to either accept or transfer a portion of the credit risk related to their interest rate derivatives. This allows clients to execute an interest rate derivative with one bank while allowing for distribution of the credit risk between participating members. We have entered into written RPAs in which we accept a portion of the credit risk associated with a loan client’s interest rate derivative in exchange for a fee. At June 30, 2010 and December 31, 2009, written RPAs had remaining terms to maturity ranging from less than one year to five years and one to four years, respectively. We manage this credit risk through our loan underwriting process and when appropriate the RPA is backed by collateral provided by our clients under their loan agreement.

The current payment/performance risk of written RPAs is assessed using internal risk ratings, which range from 1 to 8 with the latter representing the highest credit risk. The risk rating is based on several factors including the financial condition of the RPA’s underlying derivative counterparty, present economic conditions, performance trends, leverage, and liquidity. As of June 30, 2010 and December 31, 2009, written RPAs were assigned a risk rating of between 3 and 7.

The maximum potential amount of future undiscounted payments that we could be required to make under our written risk participation agreements is approximately $3.2 million and $4.9 million at June 30, 2010 and December 31, 2009, respectively. This assumes that the underlying derivative counterparty defaults and that the floating interest rate index of the underlying derivative remains at zero percent. In the event that we would have to pay out any amounts under our RPAs, we will seek to recover these from assets that our clients pledged as collateral for the derivative and the related loan. We believe that proceeds from the liquidation of the collateral will cover approximately 68% and 61% of the maximum potential amount of future payments under our outstanding RPAs at June 30, 2010 and December 31, 2009, respectively. At June 30, 2010 and December 31, 2009, the fair value of written RPAs totaled ($76,000) and ($101,100), respectively.

Table A

Consolidated Statement of Financial Condition Location of and

Fair Value of Derivative Instruments Not Designated in Hedging Relationship

(Amounts in thousands)

	Asset Derivatives				Liability Derivatives
	June 30, 2010		December 31, 2009		June 30, 2010		December 31, 2009
	Notional/ Contract Amount(1)	Fair Value	Notional/ Contract Amount	Fair Value	Notional/ Contract Amount(1)	Fair Value	Notional/ Contract Amount(1)	Fair Value
Capital markets group derivatives (2):
Interest rate contracts	$2,812,779	$113,233	$2,759,586	$75,728	$2,812,779	$116,627	$2,759,586	$76,475
Foreign exchange contracts	123,960	6,740	127,067	3,803	123,960	6,377	127,067	3,374
Credit contracts	4,544	1	4,629	1	77,828	76	81,537	101

Subtotal		119,974		79,532		123,080		79,950
Netting adjustments(3)		(6,481)		(7,992)		(6,481)		(7,992)

Subtotal		$113,493		$71,540		$116,599		$71,958

Other derivatives(4) :
Foreign exchange derivatives	$3,179	$92	$3,439 $	96	$1,324	$26	$—	$—
Mortgage banking derivatives		171		557		210		445

Subtotal		263		653		236		445

Total derivatives		$113,756		$72,193		$116,835		$72,403

(1)	The weighted average notional amounts are shown for interest rate and credit contracts.
(2)	Capital market group asset and liability derivatives are reported as Derivative assets and Derivative liabilities on the Consolidated Statement of Financial Condition, respectively.
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

(Amounts in thousands)

	Quarters Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Gain on derivatives recognized in capital markets products income:
Interest rate contracts	$2,905	$3,180	$2,151	$13,912
Foreign exchange contracts	1,182	640	2,203	1,091
Credit contracts	26	10	37	60

Total capital markets group derivatives	$4,113	$3,830	$4,391	$15,063

(Loss) gain on other derivatives recognized in other income, service charges and fees:
Foreign exchange derivatives	$30	$(384)	$227	$(339)
Mortgage banking derivatives	(82)	26	(39)	73

Total other derivatives	(52)	(358)	188	(266)

Total derivatives	$4,061	$3,472	$4,579	$14,797

Certain of our derivative contracts contain embedded credit risk contingent features that if triggered either allow the derivative counterparty to terminate the derivative or require additional collateral. These contingent features are triggered if we do not meet specified financial performance indicators such as capital or credit ratios.

The aggregate fair value of all derivatives and RPA transactions subject to credit risk contingency features that are in a net liability position on June 30, 2010 and December 31, 2009, totaled $76.3 million and $50.2 million, respectively, for which we have posted collateral of $74.6 million and $56.4 million, respectively, in the normal course of business. If the credit risk contingency features were triggered on June 30, 2010 and December 31, 2009, we would be required to post an additional $2.0 million and $1.0 million, respectively, of collateral to our derivative counterparties and immediately settle outstanding derivative instruments for $58.3 million and $33.9 million, respectively, not taking into account posted collateral.

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

Contractual or Notional Amounts of Financial Instruments

(Amounts in thousands)

	June 30, 2010	December 31, 2009
Commitments to extend credit:
Home equity lines	$204,698	$186,618
Residential 1-4 family construction - secured	18,848	18,289
Commercial real estate - secured	179,539	293,237
Commercial and industrial	2,749,628	2,701,349
All other commitments	542,077	587,460
Letters of credit:
Financial standby	223,168	207,452
Performance standby	40,395	25,229
Commercial letters of credit	2,853	1,085

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

Standby and commercial letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. Funding of standby letters of credit generally are contingent upon the failure of the client to perform according to the terms of the underlying contract with the third party and are most often issued in favor of a municipality where construction is taking place to ensure the borrower adequately completes the construction. Commercial letters of credit are issued specifically to facilitate commerce and typically result in the commitment being drawn on when the underlying transaction is consummated between the client and the third party. This type of letter of credit is issued through a correspondent bank on behalf of a client who is involved in an international business activity such as the importing of goods.

In the event of a client’s nonperformance, our credit loss exposure is equal to the contractual amount of those commitments. We manage this credit risk in a similar manner to evaluating credit risk in extending loans to clients under our credit policies. We use the same credit policies in making credit commitments as for on-balance sheet instruments, mitigating exposure to credit loss through various collateral requirements. In the event of nonperformance by the clients, we have rights to the underlying collateral, which could include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities.

The maximum potential future payments guaranteed by us under standby letters of credit arrangements are equal to the contractual amount of the commitment. The unamortized fees associated with standby letters of credit, which are included in other liabilities in the Consolidated Statements of Financial Condition, totaled $1.2 million as of June 30, 2010. We amortize these amounts into income over the commitment period. As of June 30, 2010, standby letters of credit had a remaining weighted-average term of approximately 16 months, with remaining actual lives ranging from less than 1 year to 7 years.

Credit Card Settlement Guarantees

Our third party vendor issues corporate purchase credit cards on behalf of our commercial clients. The corporate purchase credit cards are issued to employees of our commercial clients at the client’s direction and used for payment of business-related expenses. In most circumstances, these cards will be underwritten by our third party vendor. However, in certain circumstances, we may enter into a recourse agreement, which transfers the credit risk from the third party vendor to us in the event that the licensee fails to meet its financial payment obligation. In these circumstances, a total exposure amount is established for our corporate client. The maximum potential future payments guaranteed by us under this third party settlement guarantee would be $1.7 million at June 30, 2010.

We believe that the estimated amounts of maximum potential future payments are not representative of our actual potential loss given our insignificant historical losses from this third party settlement guarantee. As of June 30, 2010, we have not recorded any contingent liability in the consolidated financial statements for this settlement guarantee, and management believes that the probability of any payments under this arrangement is low.

Mortgage Loans Sold with Recourse

Certain mortgage loans sold have limited recourse provisions. The losses for the quarter and six months ended June 30, 2010 arising from limited recourse provisions were not material.

Legal Proceedings

As of June 30, 2010, there were certain legal proceedings pending against us and our subsidiaries in the ordinary course of business. We are not a party to any legal proceedings that we currently believe will have, individually or in aggregate, a material adverse effect on our business, results of operations, financial condition or cash flows.

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

Securities Available-for-Sale – Securities available-for-sale includes U.S. Treasury, collateralized mortgage obligations, residential mortgage-backed securities, corporate collateralized mortgage obligations, state and municipal securities and foreign sovereign debt. Substantially all available-for-sale securities are fixed income instruments that are not quoted on an exchange, but may be traded in active markets. The fair value of these securities is based on quoted market prices obtained from external pricing services or dealer market participants where trading in an active market exists. In obtaining such data from external pricing services, we have evaluated the methodologies used to develop the fair values in order to determine whether such valuations are representative of an exit price in our principal markets. The principal markets for our securities portfolio are the secondary institutional markets, with an exit price that is predominantly reflective of bid level pricing in those markets. U.S. Treasury securities have been classified in level 1 of the valuation hierarchy. Virtually all other remaining securities are classified in level 2 of the valuation hierarchy.

Loans Held for Sale—Loans held for sale (“LHFS”) represent mortgage loan originations intended to be sold in the secondary market and other loans that management has an active plan to sell. LHFS are accounted for at the lower of cost or fair value, which is determined based on a variety of factors, including quoted market rates and our judgment of other relevant market conditions. LHFS are classified in level 3 of the valuation hierarchy.

Collateral-Dependent Impaired Loans – We do not record loans at fair value on a recurring basis. However, periodically, we record nonrecurring adjustments to the carrying value of loans based on fair value measurement. Loans for which it is probable that payment of interest or principal will not be made in accordance with the contractual terms of the original loan agreement are considered impaired. Impaired loans for which repayment of the loan is expected to be provided solely by the underlying collateral requires classification in the fair value hierarchy. We measure the fair value of collateral dependent impaired loans based on the fair value of the collateral securing these loans. Substantially all collateral dependent impaired loans are secured by real estate with the fair value generally determined based upon appraisals performed by a certified or licensed appraiser using inputs such as absorption rates, capitalization rates and comparables. We also consider other factors or recent developments which could result in adjustments to the collateral value estimates indicated in the appraisals. Accordingly, fair value estimates for collateral-dependent impaired loans are classified in level 3 of the valuation hierarchy. The carrying value of impaired loans and the related valuation allowance are disclosed in Note 4.

Other Real Estate Owned (“OREO”) – OREO is valued based on third-party appraisals of each property and our judgment of other relevant market conditions and is classified in level 3 of the valuation hierarchy.

Covered Assets-Foreclosed Real Estate – Covered assets-foreclosed real estate is valued based on third-party appraisals of each property and our judgment of other relevant market conditions and is classified in level 3 of the valuation hierarchy.

Derivative Assets and Derivative Liabilities – Client-related derivative instruments with positive fair values are reported as an asset and derivative instruments with negative fair value are reported as liabilities and after taking into account the effects of master netting agreements. The fair value of client-related derivative assets and liabilities are determined based on the fair market value as quoted by broker-dealers using standardized industry models, third party advisors using standardized industry models, or internally-generated models. Many factors affect derivative values, including the level of interest rates, our credit performance, and our assessment of counterparty nonperformance risk. The nonperformance risk assessment is based on our evaluation of credit risk, or if available, on observable external assessments of credit risk. Client-related derivative assets and liabilities are valued based on primarily observable inputs and generally classified in level 2 of the valuation hierarchy. Level 3 derivatives include risk participation agreements and interest rate derivatives, for which nonperformance risk is based on our evaluation of credit risk and the nonperformance risk is significant to the overall fair value of the derivative.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table provides the hierarchy level and fair value for each major category of assets and liabilities measured at fair value at June 30, 2010 and December 31, 2009 on a recurring basis.

Fair Value Measurements on a Recurring Basis

(Amounts in thousands)

	June 30, 2010				December 31, 2009
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Securities available-for-sale
U.S. Treasury	$—	$—	$—	$—	$16,970	$—	$—	$16,970
U.S. Agencies	—	10,516	—	10,516	—	10,315	—	10,315
Collateralized mortgage obligations	—	538,451	—	538,451	—	176,364	—	176,364
Residential mortgage- backed securities	—	1,299,171	—	1,299,171	—	1,191,718	—	1,191,718
State and municipal	—	181,324	—	181,324	—	170,559	3,615	174,174
Foreign sovereign debt	—	500	—	500	—	—	—	—

Total securities available-for-sale	—	2,029,962	—	2,029,962	16,970	1,548,956	3,615	1,569,541
Derivative assets	—	109,988	3,505	113,493	—	70,072	1,468	71,540
Other assets (1)	—	263	—	263	—	653	—	653

Total assets	$—	$2,140,213	$3,505	$2,143,718	$16,970	$1,619,681	$5,083	$1,641,734

Liabilities:
Derivative liabilities	$—	$116,523	$76	$116,599	$—	$71,857	$101	$71,958
Other liabilities (1)	—	236	—	236	—	445	—	445

Total liabilities	$—	$116,759	$76	$116,835	$—	$72,302	$101	$72,403

(1)	Other assets and other liabilities include derivatives for commitments to fund certain mortgage loans and end-user foreign exchange derivatives.

If a change in valuation techniques or input assumptions for an asset or liability occurred between periods, we would consider whether this would result in a transfer between the three levels of the fair value hierarchy. There have been no significant transfers of assets or liabilities between level 1 and level 2 of the valuation hierarchy between December 31, 2009 and June 30, 2010. In addition, there have been no changes in the valuation techniques and related inputs we used for assets and liabilities measured at fair value on a recurring basis during the period.

Reconciliation of Beginning and Ending Fair Value For Those

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

(Amounts in thousands)

Quarters ending June 30:	Balance at Beginning of Period	Total Gains (Losses)		Purchases, Sales, Issuances, and Settlements	Transfers In (Out) of Level 3	Balance at End of Period	Change in Unrealized Losses in Earnings Related to Assets and Liabilities Still Held at End of Period
		Included in Earnings (1)	Included in Other Comprehensive Income
2010
Derivative assets	$5,305	$1,197	$—	$(1,189)	$(1,808)	$3,505	$1,172
Derivative (liabilities)	(91)	27	—	(12)	—	(76)	(27)

2009
State and municipal available for sale	$3,615	$—	$—	$—	$—	$3,615	$—
Derivative assets	4	(1)	—	—	—	3	—
Derivative (liabilities)	(50)	10	—	—	—	(40)	—

Six months ending June 30:	Balance at Beginning of Period	Total Gains (Losses)		Purchases, Sales, Issuances, and Settlements	Transfers In (Out) of Level 3	Balance at End of Period	Change in Unrealized Losses in Earnings Related to Assets and Liabilities Still Held at End of Period
		Included in Earnings (1)	Included in Other Comprehensive Income
2010
State and municipal available for sale	$3,615	$—	$—	$(3,615)	$—	$—	$—
Derivative assets	1,468	1,586	—	(1,597)	2,048	3,505	1,561
Derivative (liabilities)	(101)	37	—	(12)	—	(76)	(37)

2009
State and municipal available for sale	$3,615	$—	$—	$—	$—	$3,615	$—
Derivative assets	9	(6)	—	—	—	3	—
Derivative (liabilities)	(30)	65	—	(75)	—	(40)	—

(1)	Amounts disclosed in this column are included in capital markets products income in the Consolidated Statements of Income.

At June 30, 2010, $1.4 million of derivative assets were transferred from level 2 to level 3 of the valuation hierarchy due to a lack of observable market data, as there was deterioration in the credit risk of the derivative counterparty. Also, at June 30, 2010, $3.3 million of derivative assets were transferred from level 3 to level 2 of the valuation hierarchy due to an improvement in the credit risk of the derivative counterparty. We recognize transfers in and transfers out at the end of the reporting period.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The following table provides the hierarchy level and fair value for each major category of assets measured at fair value at June 30, 2010 and December 31, 2009 on a nonrecurring basis.

Fair Value Measurements on a Nonrecurring Basis

(Amounts in thousands)

	June 30, 2010				December 31, 2009
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Loans held for sale	$—	$—	$20,762	$20,762	$—	$—	$28,363	$28,363
Collateral-dependent impaired loans net of reserve for loan losses	—	—	285,624	285,624	—	—	329,687	329,687
Covered assets-foreclosed real estate	—	—	12,673	12,673	—	—	14,770	14,770
OREO	—	—	68,693	68,693	—	—	41,497	41,497

Total assets	$—	$—	$387,752	$387,752	$—	$—	$414,317	$414,317

At June 30, 2010, we had collateral-dependent impaired loans with a carrying value of $356.4 million, a specific reserve of $70.8 million and a fair value of $285.6 million compared to collateral dependent impaired loans with a carrying value of $395.4 million, a specific reserve of $65.8 million and a fair value of $329.6 million at December 31, 2009.

There have been no changes in the valuation techniques and related inputs we used for assets and liabilities measured at fair value on a nonrecurring basis from December 31, 2009 to June 30, 2010.

Estimated Fair Value of Certain Financial Instruments

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

Covered assets – Covered assets include the acquired loans and foreclosed loan collateral (including the fair value of expected reimbursements from the FDIC). The fair value of covered assets is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the asset. The estimate of maturity is based on our and the industry’s historical experience with repayments for each asset classification, modified, as required, by an estimate of the effect of current economic and lending conditions.

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

Commitments – Given the limited interest rate exposure posed by the commitments outstanding at period-end as they are generally variable in nature, combined with the general short-term nature of the commitment periods entered into, termination clauses provided in the agreements, and the market rate of fees charged, we have estimated the fair value of commitments outstanding to be immaterial.

Financial Instruments

(Amounts in thousands)

	As of
	June 30, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and due from banks	$111,997	$111,997	$320,160	$320,160
Federal funds sold and other short-term investments	769,803	769,803	218,935	218,935
Loans held for sale	20,762	20,762	28,363	28,363
Securities available-for-sale	2,029,962	2,029,962	1,569,541	1,569,541
Non-marketable equity investments	33,825	33,825	29,413	29,413
Loans, net of unearned fees	8,851,439	8,195,528	9,046,625	8,348,901
Covered assets	434,828	433,524	502,034	491,052
Accrued interest receivable	35,278	35,278	35,562	35,562
Investment in bank owned life insurance	48,521	48,521	47,666	47,666
Derivative assets	113,493	113,493	71,540	71,540

Financial Liabilities:
Deposits	$10,569,299	$10,587,636	$9,891,914	$9,908,475
Short-term borrowings	164,069	165,706	214,975	218,060
Long-term debt	473,720	444,396	533,023	479,256
Accrued interest payable	7,727	7,727	9,673	9,673
Derivative liabilities	116,599	116,599	71,958	71,958

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

	Quarters Ended June 30,
	Banking		Wealth Management		Holding Company and Other Adjustments		Consolidated Company
	2010	2009	2010	2009	2010	2009	2010	2009

Net interest income	$108,411	$79,326	$690	$763	$(5,769)	$(5,982)	$103,332	$74,107
Provision for loan losses	45,392	21,521	—	—	—	—	45,392	21,521
Non-interest income	15,068	17,168	4,841	3,500	44	47	19,953	20,715
Non-interest expense	64,352	51,981	4,509	3,939	7,141	8,075	76,002	63,995

Income (loss) before taxes	13,735	22,992	1,022	324	(12,866)	(14,010)	1,891	9,306
Income tax provision (benefit)	3,699	8,877	398	127	(4,863)	(5,632)	(766)	3,372

Net income (loss)	10,036	14,115	624	197	(8,003)	(8,378)	2,657	5,934
Noncontrolling interest expense	—	—	76	57	—	—	76	57

Net income (loss) attributable to controlling interests	$10,036	$14,115	$548	$140	$(8,003)	$(8,378)	$2,581	$5,877

	Six Months Ended June 30,
	Banking		Wealth Management		Holding Company and Other Adjustments		Consolidated Company
	2010	2009	2010	2009	2010	2009	2010	2009
Net interest income	$211,808	$149,865	$1,321	$1,587	$(11,478)	$(13,465)	$201,651	$137,987
Provision for loan losses	117,940	39,326	—	—	—	—	117,940	39,326
Non-interest income	25,668	36,880	9,265	7,294	88	103	35,021	44,277
Non-interest expense	125,113	98,912	8,754	8,027	15,506	15,113	149,373	122,052

(Loss) income before taxes	(5,577)	48,507	1,832	854	(26,896)	(28,475)	(30,641)	20,886
Income tax (benefit) provision	(3,058)	18,155	711	333	(10,095)	(10,707)	(12,442)	7,781

Net (loss) income	(2,519)	30,352	1,121	521	(16,801)	(17,768)	(18,199)	13,105
Noncontrolling interest expense	—	—	146	117	—	—	146	117

Net (loss) income attributable to controlling interests	$(2,519)	$30,352	$975	$404	$(16,801)	$(17,768)	$(18,345)	$12,988

Selected Balances	Banking		Holding Company and Other Adjustments		Consolidated Company
	6/30/10	12/31/09	6/30/10	12/31/09	6/30/10	12/31/09

Assets	$11,331,461	$10,782,845	$1,279,579	$1,249,739	$12,611,040	$12,032,584
Total loans	8,851,439	9,046,625	—	—	8,851,439	9,046,625
Deposits	10,777,240	10,130,346	(207,941)	(238,432)	10,569,299	9,891,914

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

As discussed in Note 10, we sponsor and wholly own 100% of the common equity of four trusts that were formed for the purpose of issuing Trust Preferred Securities to third party investors and investing the proceeds from the sale of the Trust Preferred Securities solely in Debentures issued by the Company. The trusts’ only assets as of June 30, 2010 were the $244.8 million principal balance of the Debentures and the related interest receivable. The trusts meet the definition of a VIE, but the Company is not the primary beneficiary of the trusts and accordingly, the trusts are not consolidated in our financial statements.

We hold certain investments in funds that make investments in accordance with the provisions of the Community Reinvestment Act. Such investments have a carrying amount of $10.8 million at June 30, 2010 and are included within non-marketable equity investments in our Consolidated Statements of Financial Condition. The investments meet the definition of a VIE, but the Company is not the primary beneficiary as we are a limited investor in those investment funds and do not have the power over their investment activities. Accordingly, we will continue to account for our interest in these investments using the cost method. Our maximum exposure to loss is limited to the carrying amount plus additional required future capital contributions of $2.8 million.

19. SHARE BASED COMPENSATION

In connection with our year-end compensation planning and review process, effective January 28, 2010, the Compensation Committee and the Board of Directors (“Board”) approved amendments to certain previously-granted performance share awards to modify the vesting provisions to provide for time vesting of the awards rather than performance vesting based on certain stock price appreciation targets established in 2007. The performance shares were awarded in late-2007 and 2008 pursuant to our Strategic Long-Term Incentive Compensation Plan and 2007 Long-Term Incentive Compensation Plan in connection with the recruitment or retention of key employees. The amendments do not change the number of shares, the vesting schedule, continued service requirements or any other terms or conditions set forth in the original awards.

The amended awards are intended to provide long-term incentives that continue to drive core operating performance and to position us to create long-term shareholder value, while also creating a meaningful retention benefit. A total of 127 employees’ awards were modified. The incremental cost of this modification was $9.9 million and will be recognized from 2010 through 2012. For the quarter and six months ended June 30, 2010, we recognized $894,000 and $1.5 million, respectively, (before forfeitures) in share-based compensation expense in connection with the modification of these awards.

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

We have more than doubled our size over the past two and a half years, growing from total assets of $5.0 billion at December 31, 2007 to $12.6 billion at June 30, 2010. In November 2007, we recruited a team of experienced middle market lenders and, under the leadership of our current chief executive officer, initiated a strategic plan to transform the organization into a leading middle market commercial bank. In the third quarter of 2009, through an FDIC-assisted transaction, we acquired certain assets and liabilities of the former Founders Bank, a community banking organization located in the southwest suburbs of Chicago. In addition to the Chicago market, we currently serve seven geographic markets in the Midwest, as well as Denver and Atlanta.

We seek to develop lifetime relationships with our clients and offer a sophisticated suite of tailored credit and non-credit solutions, including lending, treasury management, investment products, capital markets products and wealth management and trust services, to meet our clients’ commercial and personal needs. We also offer mortgage loans through our mortgage banking subsidiary, The PrivateBank Mortgage Company.

To support the growth and capital requirements of the organization over the past two and a half years, we have raised approximately $560.1 million of voting and nonvoting common stock, $143.8 million of trust preferred securities and $244 million of preferred stock issued to the U.S. Treasury under the Troubled Asset Relief Program Capital Purchase Program (“TARP CPP”).

The discussion presented below provides an analysis of our results of operations and financial condition for the periods described. When we use the terms “PrivateBancorp,” the “Company,” “we,” “us,” and “our,” we mean PrivateBancorp, Inc. and its consolidated subsidiaries. When we use the term the “the Banks,” we are referring to our wholly-owned banking subsidiaries, known under The PrivateBank brand. Management’s discussion and analysis should be read in conjunction with the unaudited interim consolidated financial statements and accompanying notes presented elsewhere in this report, as well as our audited consolidated financial statements and accompanying notes included in our 2009 Annual Report on Form 10-K. Results of operations for the quarter ended June 30, 2010 are not necessarily indicative of results to be expected for the year ending December 31, 2010. Unless otherwise stated, all earnings per share data included in this section and throughout the remainder of this discussion are presented on a fully diluted basis.

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

Our ability to predict results or the actual effects of future plans or strategies is inherently uncertain. Factors which could cause actual results to differ from those reflected in forward-looking statements include, but are not limited to: unforeseen credit quality problems or further deterioration in asset quality that could result in charge-offs greater than we have provided for in our allowance for loan and lease losses; the occurrence of unexpected events that adversely impact one or more large credits; continued declines in commercial real estate values in our market areas; slower than anticipated economic recovery or further deterioration in economic conditions; unanticipated withdrawals of significant client deposits; unavailability in the future of cost-effective sources of liquidity or funding; difficulty in raising capital on acceptable terms when necessary or required; our ability to retain or attract key personnel; potential for significant charges if our deferred tax or goodwill assets suffer impairment; unanticipated changes in interest rates or significant tightening of credit spreads; competitive pricing pressures; uncertainty regarding implications of the Dodd-Frank Act and the rules and regulations to be adopted in connection with implementation of the legislation; other legislative, regulatory or accounting changes affecting financial services companies and/or the products and services offered by financial services; or failures or disruptions to our data processing or other information systems.

These forward-looking statements are subject to significant risks, assumptions and uncertainties, and could be affected by many factors including those set forth in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” sections of this Form 10-Q and our 2009 Annual Report on Form 10-K. These factors should be considered in evaluating forward-looking statements and undue reliance should not be placed on our forward-looking statements. Forward-looking statements speak only as of the date they are made, and we assume no obligation to update publicly any of these statements in light of future events unless required under the federal securities laws.

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), and our accounting policies are consistent with predominant practices in the financial services industry. Critical accounting policies are those policies that require management to make the most significant estimates, assumptions, and judgments based on information available at the date of the financial statements that affect the amounts reported in the financial statements and accompanying notes. Future changes in information may affect these estimates, assumptions, and judgments, which, in turn, may affect amounts reported in the consolidated financial statements.

Our most significant accounting policies are presented in Note 1, “Summary of Significant Accounting Policies,” to the Consolidated Financial Statements of our 2009 Annual Report on Form 10-K. These policies, along with the disclosures presented in the other consolidated financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the consolidated financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has determined that our accounting policies with respect to the allowance for loan losses, goodwill and intangible assets, and income taxes are the accounting areas requiring subjective or complex judgments that are most important to our financial position and results of operations, and, as such, are considered to be critical accounting policies, as discussed below.

Allowance for Loan Losses

We maintain an allowance for loan losses at a level management believes is sufficient to absorb credit losses inherent in our loan portfolio. The allowance for loan losses is assessed quarterly and represents our estimate of probable losses in the portfolio at each balance sheet date based on a review of available and relevant information. The allowance contains provisions for probable losses that have been identified relating to specific borrowing relationships that are considered to be impaired (“the asset-specific component”), as well as probable losses inherent in our loan portfolio that are not specifically identified, which is determined using a formula based approach and management’s judgment regarding such factors and events management deems appropriate to amplify the model-driven estimates(“the general allocated component”).

The asset-specific component relates to impaired loans. A loan is considered impaired when management believes that it is probable that contractually required interest and principal payments will not be collected. Loans subject to valuation for impairment are defined as nonaccrual loans and loans classified as a troubled debt restructuring. Impairment is measured by estimating the fair value of the loan based upon the loan’s observable fair value; the fair value of the collateral less selling costs, if the loan is collateral dependent; or the present value of expected future cash flows, discounted at the loan’s effective interest rate. Impaired loans exceeding a fixed dollar amount are evaluated individually, while smaller loans are evaluated as pools using historical loss experience for the respective class of asset and product type. If the estimated fair value is less than the recorded investment in the loan, impairment is recognized by creating a specific valuation reserve as a component of the allowance for loan losses.

When collateral-dependent real-estate loans are determined to be impaired, updated appraisals are typically obtained every twelve months and evaluated by our internal Appraisal Group every six months. In addition, both borrower and market-specific factors are taken into consideration, which may result in obtaining more frequent appraisal updates or broker price opinions.

The general allocated component of the allowance covers performing loans, except for loans classified as a troubled debt restructuring. Our loan loss allowance model is primarily driven by risk rating distribution and historical loss experience within each major category. Wherever possible, we use our own historical loss experience in the loss model for estimating the allowance. Numerous factors can affect estimates of loss, including: loss frequency, loss severity, risk rating migration, year of loan origination, and product types.

Because the model is an estimate of inherent losses, we also apply significant judgment to adjust the loss factors derived by the allowance model, taking into consideration model imprecision, external factors and economic events that have occurred but are not yet reflected in the loss factors. We take into account limitations on our historical loss experience for newer business lines and products. Factors related to concentrated and deteriorating industries also are incorporated where relevant.

These adjustments to the model-driven estimates are based on management’s view of uncertainties that relate to current economic conditions, quality of underwriting standards, and other relevant internal and external factors affecting the credit quality of the current portfolio.

We adjust the allowance for loan losses by recording a provision for loan losses in an amount sufficient to maintain the allowance at the level determined appropriate. Loans are charged-off to the extent they are deemed to be ultimately uncollectible by management.

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

Goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis or more frequently if an event occurs or circumstances change that reduce the fair value of a reporting unit below its carrying amount. In the event that we conclude that all or a portion of our goodwill may be impaired, a noncash charge for the amount of such impairment would be recorded in earnings. Such a charge would have no impact on tangible or regulatory capital.

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

Goodwill impairment testing is considered a “critical accounting estimate” as estimates and assumptions are made about future performance and cash flows, as well as other prevailing market factors. For our annual impairment testing, we engage an independent valuation firm to assist in the computation of the fair value estimates of each reporting unit as part of its impairment assessment. In connection with obtaining an independent third party valuation, management provides certain information and assumptions that is utilized in the implied fair value calculation. Assumptions critical to the process include discount rates, asset and liability growth rates, and other income and expense estimates. We provide the best information available at the time to estimate future performance for each reporting unit; however, future adjustments to these projections may be necessary if conditions differ substantially from the assumptions utilized in making these assumptions.

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

Income Taxes

The determination of income tax expense or benefit, and the amounts of current and deferred income tax assets and liabilities are based on complex analyses, estimates and judgments relating to many factors, including interpretation of federal and state income tax laws, current financial accounting standards, the difference between tax and financial reporting bases of assets and liabilities (temporary differences), assessments of the likelihood that the reversals of deferred deductible temporary differences will yield tax benefits and estimates of reserves required for tax uncertainties.

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

Temporary differences may give rise to deferred tax assets or liabilities, which are recorded on our Consolidated Statements of Financial Condition. We assess the likelihood that deferred tax assets will be realized in future periods based on weighing both positive and negative evidence and establish a valuation allowance for those deferred tax assets for which recovery is unlikely, based on a standard of “more likely than not.” In making this assessment, we must make judgments and estimates regarding the ability to realize these assets through: (a) the future reversal of existing taxable temporary differences, (b) future taxable income, (c) the possible application of future tax planning strategies, and (d) carryback to taxable income in prior years. We have not established a valuation allowance relating to our deferred tax assets at June 30, 2010. However, there is no guarantee that the tax benefits associated with these deferred tax assets will be fully realized.

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

USE OF NON-GAAP MEASURES

This report contains both GAAP and non-GAAP financial measures. We believe that these non-GAAP financial measures provide information useful to investors in understanding our underlying operational performance, business, and performance trends and facilitate comparisons with the performance of others in the banking industry. Where non-GAAP financial measures are used, the comparable GAAP financial measure, as well as the reconcilement to the comparable GAAP financial measure, can be found in Table 24. These disclosures should not be viewed as a substitute for operating results determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies.

SECOND QUARTER OVERVIEW

Table 1

Consolidated Financial Highlights

(Amounts in thousands, except per share data)

	Quarters Ended
	2010		2009
	June 30	March 31	December 31	September 30	June 30
Operating Results
Net interest income	$103,332	$98,319	$99,562	$87,435	$74,107
Fee revenue (1)	20,138	15,039	14,459	13,192	14,633
Net revenue (2)	124,209	114,273	114,802	101,155	95,821
Operating profit (2)	48,207	40,902	46,274	44,320	31,826
Provision for loan losses	45,392	72,066	69,524	90,016	21,521

Per Share Data
Basic (loss) earnings per share	$(.01)	$(.35)	$(.30)	$(.68)	$.06
Diluted (loss) earnings per share	$(.01)	$(.35)	$(.30)	$(.68)	$.06
Tangible book value at period end (2)(3)	$12.40	$12.19	$12.41	$15.09	$15.62

Performance Ratios
Return on average common equity	-0.33%	-9.86%	-7.96%	-14.51%	1.45%
Return on average assets	0.08%	-0.68%	-0.50%	-0.94%	0.23%
Net interest margin - tax-equivalent (2)	3.41%	3.36%	3.48%	3.09%	2.99%
Efficiency ratio (2)(4)	61.19%	64.21%	59.69%	56.19%	66.79%
Dividend payout ratio	n/m	n/m	n/m	n/m	16.67%

Credit Quality
Net charge-offs	49,832	56,903	40,627	37,313	8,444
Total nonperforming loans to total loans	4.18%	4.28%	4.37%	3.99%	2.10%
Total nonperforming assets to total assets	3.48%	3.46%	3.63%	3.29%	1.94%
Allowance for loan losses to total loans	2.63%	2.66%	2.45%	2.14%	1.60%
Nonaccrual loans at period end	$370,179	$381,207	$395,447	$359,918	$183,526
OREO at period end	68,693	60,755	41,497	36,705	29,236

Total nonperforming assets at period end	$438,872	$441,962	$436,944	$396,623	$212,762

Balance Sheet Highlights
	As of
	2010		2009
	June 30	March 31	December 31	September 30	June 30
Total assets	$12,611,040	$12,780,236	$12,032,584	$12,063,667	$10,989,350
Average earning assets (for the quarter)	12,182,872	11,889,538	11,410,866	11,298,102	10,016,476
Loans, excluding covered assets	8,851,439	8,898,228	9,046,625	9,009,539	8,728,926
Allowance for loan losses	(232,411)	(236,851)	(221,688)	(192,791)	(140,088)
Deposits	10,569,299	10,621,925	9,891,914	9,541,861	8,278,150
Client deposits (5)	10,345,825	9,920,090	9,305,503	8,916,715	7,382,167

Capital Ratios
Tier 1 risk-based capital	12.56%	12.49%	12.32%	11.02%	11.95%
Total risk-based capital	14.97%	14.91%	14.69%	13.42%	14.40%
Tier 1 common capital	7.94%	7.86%	7.86%	6.45%	7.15%
Tangible common equity to tangible assets (2)(6)	7.09%	6.87%	7.42%	6.01%	6.81%
Average equity to average assets	9.66%	9.95%	10.23%	9.24%	9.38

n/m	Not meaningful.
(1)	Computed as total non-interest income less net securities (losses) gains and early extinguishment of debt.

(2)

This is a non-GAAP financial measure. Refer to Table 24 of Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q for a reconciliation from non-GAAP to GAAP.

(3)	Computed as total equity less preferred stock and goodwill and other intangibles divided by outstanding shares of common stock at end of period.
(4)

Computed as non-interest expense divided by the sum of net interest income on a tax equivalent basis and non-interest income. The efficiency ratio is presented on a tax-equivalent basis, assuming a federal income tax rate of 35%.

(5)	Total deposits net of traditional brokered deposits and non-client CDARS®.
(6)

Computed as tangible common equity divided by tangible assets, where tangible common equity equals total equity less preferred stock, goodwill and other intangible assets and tangible assets equals total assets less goodwill and other intangible assets. This is a non-U.S. GAAP financial measure.

Net income for the quarter ended June 30, 2010 was $2.7 million, up from a loss of $20.9 million for the first quarter 2010. After the payment of preferred stock dividends, net income available to common stockholders was a loss for the second quarter. For the quarter ended June 30, 2010, we reported a net loss available to common stockholders of $818,000, or $0.01 per diluted share, compared to net income of $0.06 per diluted share for the second quarter 2009 and an improvement from a net loss of $0.35 per diluted share in the first quarter 2010. Earnings continued to be impacted by the difficult credit environment largely influenced by the ongoing weakness in commercial real estate. However, credit trends continued to moderate from the second half of 2009 when we incurred significant expense relating to loan loss reserve build due to deterioration in our credit portfolio.

Operating profit for the quarter increased 18% on a sequential quarter basis and 51% from the same period a year ago reflecting strength in our core middle market commercial business. Net revenue increased 9% from first quarter and was up 30% from the second quarter 2009, driven by higher net interest income and growth in fee revenue.

Net interest income in the second quarter increased over first quarter due to a reduction in cost of funds related to pricing initiatives, a favorable change in funding mix, accretion from covered assets, and an increase in average interest-earning assets, primarily investment securities. Net interest margin benefited 28 basis points from covered asset accretion in the quarter. The 34% increase in fee revenue during the second quarter 2010 over first quarter reflects continued cross-sale penetration of the existing commercial client base and a significant increase in capital markets income. Demand and volume in the capital markets business fluctuate in relation to loan originations and our clients’ forward view of the interest rate environment.

The second quarter 2010 non-interest expense was impacted by a 78%, increase in credit costs over the first quarter 2010. We expect credit costs will remain elevated as we continue to manage through the credit cycle. The efficiency ratio improved to 61.2% in the second quarter 2010, compared to 64.2% in the first quarter 2010.

Provision for loan losses expense decreased approximately 37% in the second quarter compared to the first quarter of 2010 due to moderating credit quality trends and a slowing pace of valuation declines on impaired loans. In the second quarter, net charge-offs decreased 12% from the first quarter and 69% were related to commercial real estate and construction loans. The allowance for loan losses as a percentage of total loans was 2.63% at June 30, 2010, compared to 2.66% at the end of the first quarter.

While credit risk remains elevated, management expects nonperforming assets in the third quarter will remain generally in line with second quarter 2010 levels. As we continue to work through the cycle, non-performing asset levels may fluctuate due to active portfolio management and the timing of disposition or other remediation efforts. We completed several loan and OREO sale transactions during the second quarter and expect to continue to pursue opportunities to resolve problem assets. Despite ongoing workout efforts, our ability to meaningfully reduce nonperforming assets primarily depends on the broader economic recovery and increased commercial real estate activity. Of total nonperforming loans at June 30, 2010, 68% were commercial real estate and construction loans.

We continue to maintain strong levels of liquidity in line with industry trends. With ongoing focus on developing new clients and deepening existing client relationships, and the trend of higher liquidity, we have experienced greater deposit inflows. This has resulted in lower brokered deposits and other wholesale funding. Brokered deposits (excluding $1.0 billion in client CDARS® deposits) were 2% of total deposits at the end of the second quarter 2010. As we increased investment securities, federal funds sold and other short-term investments decreased to $769.8 million in the second quarter 2010, from $1.1 billion at the end of the first quarter. Total loans were relatively flat due to modest loan demand and low line utilization, but we have continued to develop new business and made approximately $270 million of new loans during the quarter while maintaining disciplined underwriting and pricing standards. As clients continued to deleverage, the new loan growth and draws on existing lines of approximately $390 million were offset by payoffs and paydowns of approximately $630 million during the quarter.

RESULTS OF OPERATIONS

Net income for the quarter ended June 30, 2010 totaled $2.7 million compared to $5.9 million for the quarter ended June 30, 2009. Net loss for the six months ended June 30, 2010 totaled $18.3 million compared to net income of $13.1 million for the six months ended June 30, 2009. Net income attributable to common stockholders is less than net income (loss) for all periods due to the payment of preferred stock dividends.

Net Interest Income

Net interest income totaled $103.3 million in the second quarter 2010, compared to $74.1 million in the second quarter 2009, an increase of 39%. For the six months ended June 30, 2010, net interest income was $201.7 million, compared to $138.0 million in the prior period, an increase of 46%. Net interest income equals the difference between interest income plus fees earned on interest-earning assets and interest expense incurred on interest-bearing liabilities. The level of interest rates and the volume and mix of interest-earning assets and interest-bearing liabilities impact net interest income.

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

Table 2

Effect of Tax-Equivalent Adjustment

(Amounts in thousands)

	Quarters Ended June 30,			Six Months Ended June 30,
	2010	2009	% Change	2010	2009	% Change
Net interest income (U.S. GAAP)	$103,332	$74,107	39.4	$201,651	$137,987	46.1

Tax-equivalent adjustment	924	999	-7.5	1,809	1,845	-2.0

Tax-equivalent net interest income	$104,256	$75,106	38.8	$203,460	$139,832	45.5

Tables 3 and 4 below summarize the changes in our average interest-earning assets and interest-bearing liabilities as well as the average interest rates earned and paid on these assets and liabilities, respectively, for the quarters and six months ended June 30, 2010 and 2009. The tables also detail increases and decreases in income and expense for each of the major categories of interest-earning assets and interest-bearing liabilities and analyze the extent to which such variances are attributable to volume and rate changes. Interest income and yields are presented on a tax-equivalent basis assuming a federal income tax rate of 35%, which includes the tax-equivalent adjustment as presented in Table 2 above.

Net interest margin was 3.41% for the second quarter 2010, an increase of 42 basis points from 2.99% for the second quarter 2009. The net interest margin increase was primarily due to interest-bearing liabilities repricing downward more quickly than interest-earning assets, along with a shift in our funding mix to less expensive deposits, deposit repricing initiatives, and the effect of accretion on covered assets from the FDIC-assisted transaction. The reduction in yield on securities and loans was more than offset by deposits and short-term borrowings repricing downward throughout the last twelve months. The covered asset accretion contributed 28 basis points to the current quarter’s net interest margin.

Average interest-earning assets grew approximately 22% from the second quarter 2009 to the second quarter 2010, primarily due to increases in our securities and loan portfolios, a $938.8 million increase in Federal funds sold and other short-term investments, as well as the addition of covered assets from the FDIC-assisted transaction completed in the third quarter 2009. These volume increases resulted in $24.0 million in higher interest income. The yield on interest-earning assets decreased by 14 basis points to 4.35% for the quarter ended June 30, 2010, compared to 4.49% for the quarter ended June 30, 2009. Lower yields from shorter duration additions to the securities portfolio and a higher level of lower yielding federal funds sold and other short-term investments were more than offset by the benefits of the covered asset accretion.

Over the past year, we have reduced brokered deposits through success in attracting a higher level of client deposits. Brokered deposits, excluding client CDARS®, represented 2% of total deposits at June 30, 2010, compared to 11% of total deposits at June 30, 2009. Refer to the section entitled “Deposits” included in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Form 10-Q for additional discussion on client deposits.

As shown in Table 3, the second quarter 2010 tax-equivalent interest income increased to $132.6 million compared to $112.6 million in the second quarter 2009. The higher volume in average interest-earning assets increased interest income by $24.0 million, while a decline in the average rate earned on interest-earning assets reduced interest income by $4.0 million.

The second quarter 2010 interest expense declined by $9.1 million primarily due to an overall decrease in the average rate paid on interest-bearing liabilities due to deposit repricing initiatives. The decrease was also attributable to a higher volume of less expensive client deposits (due in part to the FDIC-assisted transaction), a decrease in brokered deposits, and a shift to less expensive wholesale borrowings. Net interest income increased year-over-year despite the negative effect on our net interest margin of the significant increase in non-accrual loans. Interest foregone on non-accrual loans was estimated to be approximately $4.5 million for the quarter ended June 30, 2010, compared to the estimated $1.9 million for the same period in 2009.

As shown in Table 4, for the six months ended June 30, 2010, net interest margin was 3.39%, an increase of 55 basis points from 2.84% for the prior year period. Tax-equivalent interest income increased to $262.3 million for the six months ended June 30, 2010, compared to $223.1 million in the prior period. The increase in interest-earning assets increased interest income by $49.6 million, while a decline in the average rate earned on interest-earning assets reduced interest income by $10.4 million. Interest expense for the six months ended June 30, 2010 declined $24.4 million. The shift to less expensive wholesale borrowings, coupled with an overall decrease in the average rate paid on money market and time deposits were the primary factors giving rise to the reduction in interest expense.

Net interest margin has been impacted by higher liquidity on the balance sheet which has resulted from significant deposit growth coupled with lower loan demand. The liquidity is primarily held in low-yielding cash deposits at the Federal Reserve. We anticipate net interest margin is likely to be impacted by the higher liquidity levels. Until we identify opportunities to reinvest these funds in higher-yielding earning assets, increased liquidity could continue to adversely impact net interest income and pressure our margin. In addition, we do not anticipate meaningful continued benefit of the downward repricing of deposits to net interest margin. Covered asset accretion is expected to continue to positively impact net interest income and net interest margin in the near term, with the magnitude dependent on the anticipated and actual cash flows. A description and analysis of our market risk and interest rate sensitivity profile and management policies is included in Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” of this Form 10-Q.

Table 3

Net Interest Income and Margin Analysis

(Dollars in thousands)

	Quarters Ended June 30,						Attribution of Change in Net Interest Income (1)
	2010			2009
	Average Balance	Interest (2)	Yield/ Rate (%)	Average Balance	Interest (2)	Yield/ Rate (%)	Volume	Yield/ Rate	Total
Assets:
Federal funds sold and other short-term investments	$1,016,907	$664	0.26%	$78,153	$161	0.82%	$684	$(181)	$503
Securities:
Taxable	1,630,482	16,417	4.03%	1,154,418	13,646	4.73%	5,013	(2,242)	2,771
Tax-exempt (3)	170,103	2,676	6.29%	161,957	2,785	6.88%	136	(245)	(109)

Total securities	1,800,585	19,093	4.24%	1,316,375	16,431	4.99%	5,149	(2,487)	2,662

Loans, excluding covered assets :
Commercial	4,682,246	50,442	4.32%	4,528,216	45,125	4.00%	1,572	3,745	5,317
Commercial real estate	2,853,921	34,608	4.80%	2,386,485	33,394	5.54%	6,022	(4,808)	1,214
Construction	563,282	5,348	3.81%	860,313	7,900	3.68%	(2,812)	260	(2,552)
Residential	330,428	3,852	4.66%	344,180	4,646	5.40%	(180)	(614)	(794)
Personal	505,023	5,009	3.98%	502,754	4,932	3.94%	22	55	77

Total loans, excluding covered assets(4)	8,934,900	99,259	4.43%	8,621,948	95,997	4.44%	4,624	(1,362)	3,262

Covered assets (5)	430,480	13,580	12.52%	—	—	—	13,580	—	13,580

Total interest-earning assets (3)	12,182,872	132,596	4.35%	10,016,476	112,589	4.49%	24,037	(4,030)	20,007

Cash and due from banks	152,495			106,722
Allowance for loan and credit losses	(250,202)			(128,560)
Other assets	684,659			383,040

Total assets	$12,769,824			$10,377,678

Liabilities and Equity:
Interest-bearing demand deposits	$726,855	$805	0.44%	$420,341	$467	0.45%	$339	$(1)	$338
Savings deposits	169,258	240	0.57%	17,837	30	0.68%	216	(6)	210
Money market accounts	4,820,973	9,128	0.76%	2,974,206	6,006	0.81%	3,518	(396)	3,122
Time deposits	1,464,450	5,730	1.57%	1,557,892	8,842	2.28%	(503)	(2,609)	(3,112)
Brokered deposits	1,473,876	3,807	1.04%	1,770,985	11,480	2.60%	(1,673)	(6,000)	(7,673)

Total interest-bearing deposits	8,655,412	19,710	0.91%	6,741,261	26,825	1.60%	1,897	(9,012)	(7,115)
Short-term borrowings	193,949	1,383	2.82%	920,436	1,844	0.79%	(2,333)	1,872	(461)
Long-term debt	480,678	7,247	6.01%	645,002	8,814	5.41%	(2,410)	843	(1,567)

Total interest-bearing liabilities	9,330,039	28,340	1.22%	8,306,699	37,483	1.81%	(2,846)	(6,297)	(9,143)

Non-interest bearing demand deposits	2,039,396			1,030,753
Other liabilities	167,144			67,232
Equity	1,233,245			972,994

Total liabilities and equity	$12,769,824			$10,377,678

Net interest spread			3.13%			2.68%
Effect of non-interest bearing funds			0.28%			0.31%

Net interest income/margin (3)		$104,256	3.41%		$75,106	2.99%	$26,883	$2,267	$29,150

Quarterly Net Interest Margin Trend
	2010		2009
	Second	First	Fourth	Third	Second
Yield on interest-earning assets	4.35%	4.39%	4.63%	4.39%	4.49%
Rates paid on interest-bearing liabilities	1.22%	1.34%	1.47%	1.61%	1.81%
Net interest margin (3) (6)	3.41%	3.36%	3.48%	3.09%	2.99%

(1)	For purposes of this table, changes which are not due solely to volume changes or rate changes are allocated to such categories in proportion to the absolute amounts of the change in each.
(2)	Interest income includes $19.1 million and $13.2 million in loan fees for the quarters ended June 30, 2010 and 2009, respectively.

(3)	Interest income and yields are presented on a tax-equivalent basis, assuming a federal income tax rate of 35%. See Table 2 for a reconciliation of the effect of the tax-equivalent adjustment.
(4)

Average loans on a nonaccrual basis for the recognition of interest income totaled $406.9 million for the quarter ended June 30, 2010 and $170.1 million for the quarter ended June 30, 2009 and are included in loans for purposes of this analysis. Interest foregone on impaired loans is estimated to be approximately $4.5 million and $1.9 million for the quarters ended June 30, 2010 and 2009, respectively, and is based on the average loan portfolio yield for the respective period.

(5)

Covered interest-earning assets consist of loans acquired through an FDIC-assisted transaction that are subject to a loss share agreement and the related indemnification asset. See Table 19 for detail discussion of covered assets.

(6)

For the third quarter 2009 through the second quarter 2010, net interest margin was impacted by the accretion related to the covered assets by 15 basis points, 35 basis points, 25 basis points, and 28 basis points, respectively.

Table 4

Net Interest Income and Margin Analysis

(Dollars in thousands)

	Six Months Ended June 30,						Attribution of Change in Net Interest Income (1)
	2010			2009
	Average Balance	Interest (2)	Yield/ Rate (%)	Average Balance	Interest (2)	Yield/ Rate (%)	Volume	Yield/ Rate	Total
Assets:
Federal funds sold and other short-term investments	$887,902	$1,208	0.27%	$86,190	$449	1.05%	$1,318	$(559)	$759
Securities:
Taxable	1,543,805	31,867	4.13%	1,192,362	28,192	4.73%	7,572	(3,897)	3,675
Tax-exempt (3)	165,829	5,279	6.37%	164,447	5,483	6.67%	46	(250)	(204)

Total securities	1,709,634	37,146	4.35%	1,356,809	33,675	4.97%	7,618	(4,147)	3,471

Loans, excluding covered assets :
Commercial	4,671,310	100,256	4.33%	4,314,413	87,181	4.07%	7,468	5,607	13,075
Commercial real estate	2,826,741	68,166	4.80%	2,413,976	67,087	5.53%	10,616	(9,537)	1,079
Construction	642,702	11,235	3.52%	844,011	15,393	3.68%	(3,542)	(616)	(4,158)
Residential	332,451	8,102	4.87%	346,019	9,604	5.55%	(366)	(1,136)	(1,502)
Personal	510,372	9,831	3.88%	500,582	9,676	3.90%	189	(34)	155

Total loans, excluding covered assets(4)	8,983,576	197,590	4.41%	8,419,001	188,941	4.50%	14,365	(5,716)	8,649

Covered assets (5)	447,536	26,311	11.72%	—	—	—	26,311	—	26,311

Total interest-earning assets (3)	12,028,648	262,255	4.37%	9,862,000	223,065	4.54%	49,612	(10,422)	39,190

Cash and due from banks	166,722			97,855
Allowance for loan and credit losses	(246,031)			(121,526)
Other assets	657,948			386,126

Total assets	$12,607,287			$10,224,455

Liabilities and Equity:
Interest-bearing demand deposits	$723,636	$1,771	0.49%	$374,780	$866	0.47%	$851	$54	$905
Savings deposits	159,860	526	0.66%	16,903	55	0.66%	470	1	471
Money market accounts	4,526,198	17,956	0.80%	2,964,313	12,545	0.85%	6,240	(829)	5,411
Time deposits	1,554,618	11,952	1.55%	1,581,005	19,392	2.47%	(319)	(7,121)	(7,440)
Brokered deposits	1,555,430	9,009	1.17%	1,944,568	27,814	2.88%	(4,732)	(14,073)	(18,805)

Total interest-bearing deposits	8,519,742	41,214	0.98%	6,881,569	60,672	1.78%	2,510	(21,968)	(19,458)
Short-term borrowings	217,285	2,829	2.59%	856,556	4,832	1.12%	(5,320)	3,317	(2,003)
Long-term debt	502,887	14,752	5.86%	631,281	17,729	5.59%	(3,737)	760	(2,977)

Total interest-bearing liabilities	9,239,914	58,795	1.28%	8,369,406	83,233	2.00%	(6,547)	(17,891)	(24,438)

Non-interest bearing demand deposits	1,971,436			901,887
Other liabilities	160,170			73,241
Equity	1,235,767			879,921

Total liabilities and equity	$12,607,287			$10,224,455

Net interest spread			3.09%			2.54%
Effect of non-interest bearing funds			0.30%			0.30%

Net interest income/margin (3)		$203,460	3.39%		$139,832	2.84%	$56,159	$7,469	$63,628

(1)	For purposes of this table, changes which are not due solely to volume changes or rate changes are allocated to such categories in proportion to the absolute amounts of the change in each.

(2)	Interest income includes $36.5 million and $32.6 million in loan fees for the six months ended June 30, 2010 and 2009, respectively.
(3)	Interest income and yields are presented on a tax-equivalent basis, assuming a federal income tax rate of 35%. See Table 2 for a reconciliation of the effect of the tax-equivalent adjustment.
(4)

Average loans on a nonaccrual basis for the recognition of interest income totaled $412.0 million for the six months ended June 30, 2010 and $155.0 million for the six months ended June 30, 2009 and are included in loans for purposes of this analysis. Interest foregone is estimated to be approximately $9.1 million and $3.6 million for the six months ended June 30, 2010 and 2009, respectively, and is based on the average loan portfolio yield for the respective period.

(5)

Covered interest-earning assets consist of loans acquired through an FDIC-assisted transaction that are subject to a loss share agreement and the related indemnification asset. See Table 19 for detail discussion of covered assets.

Provision for loan losses

The provision for loan losses totaled $45.4 million for the quarter ended June 30, 2010 compared to $21.5 million for the same period in 2009. The provision for loan losses is a function of our allowance for loan loss methodology used to determine the appropriate level of the allowance for inherent loan losses after net charge-offs have been deducted. The provision for loan losses was $117.5 million and $39.3 million for the six months ended June 30, 2010 and 2009, respectively. Net charge-offs were $49.8 million in the second quarter 2010 compared to $8.4 million in net charge-offs for the same period in 2009. Net charge-offs were $106.7 million for the six months ended June 30, 2010, compared to $11.9 million for the six months ended June 30, 2009. For further analysis and information on how we determine the appropriate level for the allowance for loan losses and analysis of our credit quality, see “Critical Accounting Policies” and “Credit Quality Management and Allowance for Loan Losses” section.

Provision for covered asset losses

For the six months ended June 30, 2010, we recognized $482,000 in provision for covered asset losses related to the loans purchased under the FDIC-assisted transaction loss share agreement reflecting a decline in expected cash flows since the date of acquisition on such loans. There were no additions required during second quarter 2010. The provision for covered asset losses represents our own best estimate of the 20% non-reimbursable portion of the loss share agreement.

Non-interest Income

Non-interest income is derived from a number of sources related to our banking, capital markets, treasury management and wealth management businesses. Table 5 presents these multiple sources of additional revenue.

Table 5

Non-interest Income Analysis

(Dollars in thousands)

	Quarters Ended June 30,			Six Months Ended June 30,
	2010	2009	% Change	2010	2009	% Change
Wealth management	$4,836	$3,500	38.2	$9,260	$7,294	27.0
Mortgage banking	1,797	2,686	-33.1	3,918	4,861	-19.4
Capital markets products	4,113	3,830	7.4	4,391	15,063	-70.8
Treasury management	4,281	2,110	102.9	7,889	3,715	112.4
Bank owned life insurance (“BOLI”)	420	453	-7.3	855	842	1.5
Other income, service charges, and fees	4,691	2,054	128.4	8,864	5,648	56.9

Subtotal fee revenue	20,138	14,633	37.6	35,177	37,423	-6.0
Net securities (losses) gains	(185)	7,067	-102.6	(156)	7,839	-102.0
Early extinguishment of debt	—	(985)	n/m	—	(985)	n/m

Total non-interest income	$19,953	$20,715	-3.7	$35,021	$44,277	-20.9

Total non-interest income for the second quarter 2010 was $20.0 million, a decrease of $762,000, or 4%, from $20.7 million in the second quarter 2009, which included $7.1 million of gain on net securities sales. Our total fee revenue for the second quarter 2010 was $20.1 million, an increase of $5.5 million, or 37.6%, from $14.6 million in the second quarter 2009.

Capital markets income totaled $4.1 million for the second quarter 2010, an increase of 7% from $3.8 million in the second quarter 2009. The credit valuation adjustment (“CVA”) was relatively flat period over period, with a $1.3 million negative CVA in the second quarter 2010 and 2009. The CVA represents the credit component of fair value with regard to both client-based trades and the related matched trades with interbank dealer counterparties. While revenue from foreign exchange transactions is higher due to increased transaction volumes, revenue from interest rate swap transactions has declined compared to the prior year quarter. Interest rate hedging activity is sensitive to the pace of loan growth, the shape of the LIBOR curve, and our clients’ interest rate expectations.

Our treasury management capabilities include a full range of receivables and payables services in addition to online banking and reporting. We offer remote capture, liquidity management, and lockbox services, which augments non-interest and interest-bearing deposits. Treasury management income was $4.3 million in the second quarter 2010, an increase of $2.2 million, or 103%, from $2.1 million in the second quarter 2009. This increase is attributable to growth in delivery of services to new, existing and additional clients from the FDIC-assisted transaction coupled with increased penetration in our clients’ transaction-based activities.

The wealth management fee revenue was $4.8 million in the second quarter 2010, an increase of $1.3 million, or 38%, from $3.5 million in the second quarter 2009. The wealth management assets under management and administration (“AUMA”) increased to $3.7 billion at June 30, 2010, compared with $3.2 billion at June 30, 2009 and $4.0 billion at December 31, 2009. AUMA are assets held in trust where we serve as trustee or in accounts where we make investment decisions on behalf of clients. AUMA also includes non-managed assets we hold in custody for clients or for which we receive fees for advisory or brokerage services. We do not include these assets on our Consolidated Statements of Condition. Quarterly fee revenue is predominantly based on the market value of AUMA at the beginning of the quarter and changes in AUMA during a quarter have relatively minor impacts on revenue for that quarter.

Mortgage banking income decreased to $1.8 million in the second quarter 2010, a decrease of $0.9 million, or 33%, from $2.7 million for the second quarter 2010 reflecting general conditions in the mortgage market.

Bank owned life insurance (“BOLI”) revenue represents the change in cash surrender value (“CSV”) of the policies, net of premiums paid. The decrease in the BOLI revenue was attributable to lower earnings credited to policies, based on investments made by the insurer. The tax-equivalent yield on BOLI was 5.63% for the second quarter 2010 compared to 5.92% for the second quarter 2009. These policies cover certain higher-level employees who are deemed to be significant contributors to the Company. The cash surrender value of BOLI at June 30, 2010 was $48.5 million, compared to $46.8 million at June 30, 2009.

Other income, service charges, and fees was $4.7 million for the second quarter 2010, an increase of $2.6 million, or 128%, from $2.1 million for the second quarter 2009 primarily due to the service charges assessed on a greater number of depository accounts as well as increased syndication fees, and loan and letter of credit fees.

Year-to-date Non-interest Income

For the six months ended June 30, 2010, non-interest income was $35.0 million, a decrease of $9.3 million, or 21%, compared to $44.3 million in the prior year period. Non-interest income primarily decreased due to a $10.7 million decrease in capital markets income and an $8.0 million decrease in net securities gains, offset by a $4.2 million increase in treasury market income.

Capital markets income was $4.4 million for the six months ended June 30, 2010, which is a decrease of 71% from $15.1 million in the prior year period. Of the $10.7 million decrease, $5.1 million represents changes in the CVA, with a $2.5 million positive CVA in the first six months of 2009 compared to a $2.6 million negative CVA in the first six months of 2010. Treasury management income was $7.9 million for the six months ended June 30, 2010, compared to $3.7 million for the same period in 2009, as new products and services were rolled out throughout the year to an expanding group of clients. Mortgage banking income decreased to $3.9 million for the six months ended June 30, 2010, compared to $4.9 million in the prior year period reflecting general conditions in the mortgage market. Wealth management’s fee revenue increased $2.0 million for the six months ended June 30, 2010 to $9.3 million, compared to $7.3 million in the prior year period, due to the increase in AUMA. BOLI revenue was $855,000 for the six months ended June 30, 2010, compared to $842,000 at June 30, 2009 as the yield on BOLI was 5.56% in the prior year period, compared to 5.78% for the current year period. For the six months ended June 30, 2010, banking and other services income was $8.9 million, compared to $5.6 million in the prior year period primarily due to credit-related revenue such as letter of credit fees and fees for unfunded commitments.

Non-interest Expense

Our revenue growth from the prior year continued to outpace growth in our expenses. Our second quarter 2010 efficiency ratio was 61.2%, compared to 66.8% in the second quarter 2009, and 64.2% in the first quarter 2010.

Table 6

Non-interest Expense Analysis

(Dollar amounts in thousands)

	Quarters Ended June 30,			Six Months Ended June 30,
	2010	2009	% Change	2010	2009	% Change
Compensation expense:
Salaries and wages	$22,384	$16,615	34.7	$45,124	$32,793	37.6
Share-based payment costs	4,082	4,748	-14.0	8,355	10,655	-21.6
Incentive compensation, retirement costs and other employee benefits	11,019	12,937	-14.8	23,395	25,973	-9.9

Total compensation expense	37,485	34,300	9.3	76,874	69,421	10.7

Net occupancy expense	7,747	6,067	27.7	15,042	12,127	24.0
Technology and related costs	2,424	1,967	23.2	5,467	4,531	20.7
Marketing	2,363	1,933	22.2	4,465	3,775	18.3
Professional services	3,000	2,492	20.4	7,203	5,006	43.9
Investment manager expenses	643	556	15.6	1,278	1,165	9.7
Net foreclosed property expense	3,686	967	281.2	5,089	1,411	260.7
Supplies and printing	322	392	-17.9	612	734	-16.6
Postage, telephone, and delivery	866	821	5.5	1,831	1,402	30.6
Insurance	5,654	9,157	-38.3	11,073	12,989	-14.8
Amortization of intangibles	415	325	27.7	830	654	26.9
Loan and collection	4,610	1,838	150.8	7,189	3,703	94.1
Other expenses	6,787	3,180	113.4	12,420	5,134	141.9

Total non-interest expense	$76,002	$63,995	18.8	$149,373	$122,052	22.4

Operating efficiency ratios
Non-interest expense to average assets	2.39%	2.47%		2.39%	2.41%
Net overhead ratio (1)	1.76%	1.67%		1.83%	1.53%
Efficiency ratio (2)	61.19%	66.79%		62.64%	66.29%

(1)	Computed as the total of non-interest expense less non-interest income, annualized, divided by average total assets.
(2)

Computed as non-interest expense divided by the sum of net interest income on a tax equivalent basis and non-interest income. The efficiency ratio is presented on a tax-equivalent basis, assuming a federal income tax rate of 35%. See Table 24, “Non-GAAP Measures” for a reconciliation of the effect of the tax-equivalent adjustment.

Non-interest expense was $76.0 million in the second quarter, an increase of $12.0 million, or 19%, from $64.0 million in the second quarter 2009. Approximately 38% of the increase related to the addition of staffing and operating 10 banking offices from the FDIC-assisted acquisition in the third quarter 2009, spread through all expense categories. The remaining increase is primarily due to an increase in foreclosed property and loan and collection expenses related to credit deterioration and a $2.3 million increase in provision for unfunded commitments. Aggregate credit costs, consisting of net foreclosed property expense, loan and collection expense and provisions for unfunded commitments, totaled $10.7 million, for the second quarter 2010, up $7.8 million or 268% from $2.9 million for the prior year period. We expect aggregate credit costs will remain at elevated levels until nonperforming assets decline.

Compensation expense was $37.5 million for the second quarter 2010, an increase of $3.2 million, or 9%, from $34.3 million for the second quarter 2009. The 9% increase is attributable to annual merit increases and a higher level of full-time equivalent employees which increased 31% to 1,054 at June 30, 2010, compared to 807 at June 30, 2009 and includes more than 200 additional full-time equivalent employees relating to the additional banking offices we acquired during the third quarter 2009.

Net occupancy expense was $7.7 million in the second quarter 2010, an increase of $1.6 million, or 28%, from $6.1 million for the second quarter 2009. The increase in net occupancy expense is primarily due to a $0.9 million increase in costs related to the 10 additional offices acquired as a result of the FDIC-assisted transaction, as well as $0.3 million in costs related to our expanded office space in Chicago.

Professional fees, which include fees paid for legal, accounting, and consulting services, were $3.0 million for the second quarter 2010, an increase of $508,000, or 20%, from $2.5 million for the second quarter 2009. The increase in professional fees from the prior year period was primarily due to consultancy engagements associated with risk management initiatives, as well as infrastructure development, including IT programming, data governance, and project augmentation staff in the finance, capital markets, and community banking departments.

Second quarter 2010 insurance costs were $5.7 million, a 38% decrease over $9.2 million in the second quarter 2009. The decrease was primarily due to a special FDIC insurance assessment of $5.1 million levied during the second quarter 2009, offset by an increase in regular FDIC insurance fees period over period. Excluding the 2009 special assessment, insurance costs would have resulted in a 38% increase, reflective of the combined effect of a higher deposit base for which fees are assessed, higher fee rates and the additional 10 basis point assessment paid on covered transaction accounts exceeding the $250,000 under the Transaction Account Guarantee Program component of the Temporary Liquidity Guaranty Program (“TAGP”) which we elected to participate in through December 31, 2010. The Dodd-Frank Act extended unlimited coverage for non-interest bearing accounts through 2012, and we expect FDIC insurance fees are likely to increase.

Net foreclosed property expenses, which include writedowns on foreclosed properties, gains and losses on sales of foreclosed properties and other expenses associated with the foreclosure process and maintenance of OREO, were $3.7 million, an increase of $2.7 million, or 281%, from $1.0 million in the second quarter 2009. The increase in net foreclosed property expenses is primarily due to the maintenance and administration associated with a higher volume of OREO properties coupled with valuation adjustments required on the basis of updated appraisals.

Marketing expense was $2.4 million for the quarter ended June 30, 2010, an increase of $430,000, or 22%, over $1.9 million for the prior year quarter. The increase from the prior year period was primarily due to increased advertising related to corporate sponsorships, as well as increased marketing efforts related to the 10 additional offices acquired as a result of the FDIC-assisted transaction.

Loan and collection expense was $4.6 million for the quarter ended June 30, 2010, an increase of $2.8 million, or 151%, from $1.8 million for the prior year quarter due to a higher volume of appraisals and legal costs in connection with credit remediation efforts on our nonperforming loans which increased 102% during the past year.

Other expense was $6.8 million for the quarter ended June 30, 2010, an increase of $3.6 million, or 113%, from $3.2 million for the prior year quarter primarily due to $2.3 million in additional provisions for unfunded commitments and a $1.3 million increase in recurring fees paid to outsourced service providers.

Year-to-date Non-interest Expense

Non-interest expense was $149.4 million for the six months ended June 30, 2010, an increase of $27.3 million, or 22%, from $122.1 million in the prior year period. The increase includes approximately $10.6 million, spread through all expense categories, related to the addition of staffing and operating 10 banking offices from the FDIC-assisted acquisition in the third quarter 2009. The remaining increase is primarily due to an increase in foreclosed property and loan and collection expenses related to credit deterioration and a $4.3 million increase in provision for unfunded commitments.

Compensation expense was $76.9 million for the six months ended June 30, 2010, an increase of $7.5 million, or 11%, from $69.4 million for the prior year period and is primarily attributable to annual merit increases and higher level of full-time equivalents including employees relating to the additional banking offices we acquired during the third quarter 2009.

Net occupancy expense was $15.0 million for the six months ended June 30, 2010, an increase of $2.9 million, or 24%, from $12.1 million for the prior year period. The increase in net occupancy expense from the prior year period reflects the additional offices acquired in the FDIC-assisted transaction, as well as our increased office space.

Technology and related costs, which include fees paid for information technology services and support, was $5.5 million for the six months ended June 30, 2010, an increase of $936,000, or 21%, from $4.5 million in the prior year period. The increase from the prior year period was primarily due to $275,000 in costs associated with the former Founders Bank system conversion during the first quarter 2010.

Professional fees were $7.2 million for the six months ended June 30, 2010, an increase of $2.2 million, or 44%, from $5.0 million for the prior year period. The increase in professional fees from the prior year period was primarily due to consultancy engagements associated with credit and risk management initiatives, as well as infrastructure development.

For the six months ended June 30, 2010, insurance costs were $11.1 million, a decrease of $1.9 million, or 15% from $13.0 million for the prior year period. The decrease was due to a special assessment of $5.1 million levied during the second quarter 2009, offset by an increase in FDIC insurance fees period over period.

Net foreclosed property expenses were $5.1 million, an increase of $3.7 million, or 261%, from $1.4 million for the six months ended June 30, 2009. The increase in net foreclosed property expenses is primarily due to a higher volume of OREO properties coupled with valuation write-downs.

Marketing expense was $4.5 million for the six months ended June 30, 2010, an increase of $690,000, or 18%, over $3.8 million for the prior year period due to increased advertising and client development in the first six months of 2010, including corporate sponsorships and increased marketing costs related to the additional offices acquired in the third quarter 2009.

Loan and collection expense was $7.2 million for the six months ended June 30, 2010, an increase of $3.5 million or 94%, from $3.7 million for the prior year period due to a higher volume of appraisals and legal costs in connection with credit remediation efforts on our nonperforming loans which increased 102% during the past year.

Other expense was $12.4 million for the six months ended June 30, 2010, an increase of $7.3 million, or 142%, from $5.1 million for the prior year period primarily due to a $4.3 million increase in the provision for unfunded commitments and a $2.2 million increase in recurring fees paid to outsourced service providers.

Income Taxes

Our provision for income taxes includes both federal and state income tax expense. For the quarter ended June 30, 2010, we recorded an income tax benefit of $766,000 on pre-tax income of $1.9 million compared to income tax expense of $3.4 million on pre-tax income of $9.3 million (36.2% effective tax rate) for the quarter ended June 30, 2009.

For the six months ended June 30, 2010, income tax benefits totaled $12.4 million, equal to an effective income tax rate of (40.6%) compared to income tax expense of $7.8 million, or an effective income tax rate of 37.3% for the six months ended June 30, 2009.

In unusual situations in which pre-tax income for a reporting period is close to break-even, there may be significant variations in the customary relationship between income tax expense and pre-tax book income. This is the case for the quarter ended June 30, 2010, as the impact of permanent differences (described below) and an assessment of the interim period effective tax rate based in part on actual year-to-date tax benefits gave rise to an income tax benefit for the quarter.

The effective income tax rate varies from the statutory federal income tax rate of 35% (federal income tax benefit rate of (35%) for pre-tax loss periods) principally due to state income taxes, the effects of tax-exempt earnings from municipal securities and bank-owned life insurance and non-deductible compensation and business expenses.

In determining that realization of the deferred tax assets is more likely than not and no valuation allowance is needed at June 30, 2010, we considered negative evidence, including our cumulative pre-tax loss for financial statement purposes for the trailing three-year period, as well as a number of positive factors including taxable income generated in 2009, reversing taxable temporary differences in future periods and our ability to generate future taxable income, exclusive of reversing temporary differences, over a relatively short timeframe.

Operating Segments Results

We have three primary business segments: Banking; Wealth Management, and Holding Company Activities. The PrivateBank Mortgage Company results are included in the Banking segment.

Banking

The profitability of each of our bank subsidiaries is primarily dependent on net interest income, provision for loan losses, non-interest income and non-interest expense. The net income for the banking segment for the quarter ended June 30, 2010 was $10.0 million, a decrease of $4.1 million from net income of $14.1 million for the prior year period. The decrease in net income for the banking segment resulted primarily from a $23.9 million increase in the provision for loan losses and a $12.4 million increase in non-interest expense, offset by a $29.1 million increase in net interest income. For the six months ended June 30, 2010, net loss for the banking segment was $2.5 million, a decrease of $32.9 million from net income of $30.4 million in the prior year period. Total loans for the banking segment decreased 2% to $8.9 billion at June 30, 2010 as compared to $9.0 billion at December 31, 2009. Total deposits for the banking segment increased 6% to $10.8 billion at June 30, 2010 from $10.1 billion at December 31, 2009.

Wealth Management

The Wealth Management segment includes investment management, investment advisory, personal trust and estate administration, custodial and escrow, retirement account administration, and brokerage services. Lodestar Investment Counsel, LLC (“Lodestar”), an investment management firm and partially-owned subsidiary, is included in our Wealth Management segment. We own a controlling interest in Lodestar and management of Lodestar owns the remaining interest.

Net income attributable to controlling interests for wealth management increased 291% to $548,000 for the quarter ended June 30, 2010 from $140,000 in the prior year period due to increases in fee revenue, offset by increases in non-interest expenses. For the six months ended June 30, 2010, net income attributable to controlling interests for wealth management increased 141% to $975,000 from $404,000 in the prior year period. Wealth Management AUMA were $3.7 billion at June 30, 2010, compared to $3.2 billion at June 30, 2009, representing a year-over-year increase of 18%. The wealth management fee revenue was $4.8 million for the quarter ended June 30, 2010, a 38% increase year-over-year from $3.5 million for the second quarter ended June 30, 2009. For the six months ended June 30, 2010, wealth management fee revenue was $9.3 million, compared to $7.3 million in the prior year period.

We engage third-party investment managers, as well as Lodestar, for a number of our wealth management relationships. Fees paid to third party investment managers increased to $643,000 for the quarter ended June 30, 2010, compared to $556,000 in the prior year period. The 2010 increase is attributable to an increase in AUMA managed by such managers. Fees paid to Lodestar, which are eliminated in consolidation, totaled approximately $89,000 in the second quarter 2010 compared to $86,000 in the prior year period. For the six months ended June 30 2010, fees paid to third party investment managers increased by $113,000 as compared to the prior year period. Fees paid to Lodestar for the six months ended June 30, 2010 were $176,000, compared to $177,000 in the prior year period.

Holding Company Activities

The Holding Company Activities segment consists of parent company only matters and intersegment eliminations. The Holding Company’s most significant assets are its net investments in its two banking subsidiaries and its mortgage banking subsidiary. Holding Company financial results are reflected primarily by interest expense on borrowings and operating expenses. Recurring operating expenses consist primarily of compensation (amortization of share-based compensation) and professional fees. The Holding Company Activities segment reported a net loss of $8.0 million for the quarter ended June 30, 2010, compared to a net loss of $8.4 million for the prior year period. For the six months ended June 30, 2010, the Holding Company segment reported a net loss of $16.8 million, compared to a net loss of $17.8 million in the prior year period.

FINANCIAL CONDITION

Total Assets

Total assets were $12.6 billion at June 30, 2010, an increase of 5% from $12.0 billion at December 31, 2009. Asset growth from December 31, 2009 was primarily due to a $550.9 million increase in fed funds sold and other short-term investments funded primarily by an 11% increase in client deposits. We strategically increased our balance sheet liquidity prior to the government’s decision to extend TAGP and expect to continue to maintain higher levels of liquidity in the challenging economic environment consistent with industry trends.

Investment Portfolio Management

We manage our investment portfolio to maximize the return on invested funds within acceptable risk guidelines, to meet pledging and liquidity requirements, and to adjust balance sheet interest rate sensitivity to attempt to protect net interest income against the impact of changes in interest rates.

We adjust the size and composition of our securities portfolio according to a number of factors, including expected liquidity needs, the current and forecasted interest rate environment, our actual and anticipated balance sheet growth rate, the relative value of various segments of the securities markets, and the challenging economic environment.

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

Non-marketable equity investments include Federal Home Loan Bank (“FHLB”) stock and other various equity securities. At June 30, 2010, our investment in FHLB stock was $22.6 million, compared to $22.8 million at December 31, 2009. Our

FHLB stock holdings are necessary to maintain the FHLB advances. Also included in non-marketable equity investments are certain investments in funds that make investments in accordance with the provisions of the Community Reinvestment Act. Such investments had a carrying amount of $10.8 million at June 30, 2010. During the second quarter 2010, we recognized an impairment charge of $796,000 on our CRA-related investments.

We do not own any Freddie Mac or Fannie Mae preferred stock or subordinated debt obligations, bank trust preferred securities, nor do we own any sub-prime mortgage-backed securities.

Table 7

Investment Securities Portfolio Valuation Summary

(Dollars in thousands)

	At June 30, 2010			At December 31, 2009
	Fair Value	Amortized Cost	% of Total	Fair Value	Amortized Cost	% of Total
Available-for-Sale
U.S. Treasury securities	$—	$—	—	$16,970	$16,758	1.1
U.S. Agency securities	10,516	10,224	0.5	10,315	10,292	0.7
Collateralized mortgage obligations	538,451	525,593	26.1	176,364	168,974	11.0
Residential mortgage-backed securities	1,299,171	1,244,151	63.0	1,191,718	1,162,924	74.5
State and municipal securities	181,324	172,470	8.8	174,174	165,828	10.9
Foreign sovereign debt	500	500	—	—	—	—

Total available-for-sale	2,029,962	1,952,938	98.4	1,569,541	1,524,776	98.2

Non-marketable Equity Investments
FHLB stock	22,623	22,623	1.1	22,791	22,791	1.4
Other	11,202	11,202	0.5	6,622	6,622	0.4

Total non-marketable equity investments	33,825	33,825	1.6	29,413	29,413	1.8

Total securities	$2,063,787	$1,986,763	100.0	$1,598,954	$1,554,189	100.0

As of June 30, 2010, our securities portfolio totaled $2.1 billion, an increase of 29% from $1.6 billion at December 31, 2009. During the six months ended June 30, 2010, we added $430.8 million to the available-for-sale investment portfolio, net of payoffs and sales, predominantly in agency collateralized mortgage obligations and agency mortgage-backed securities.

Investments in collateralized mortgage obligations and residential mortgage-backed securities comprise 91% of the available-for-sale securities portfolio at June 30, 2010. All of the mortgage securities are backed by U.S. Government-owned agencies or issued by U.S. Government-sponsored enterprises. All mortgage securities are composed of fixed rate, fully amortizing collateral with final maturities of 30 years or less.

Investments in debt instruments of state and local municipalities comprised 9% of the total available-for-sale securities portfolio at June 30, 2010. This type of security has historically experienced very low default rates and provided a predictable cash flow since it generally is not subject to significant prepayment. Insurance companies regularly provide credit enhancement to improve the credit rating and liquidity of a municipal bond issuance. Management considers the credit enhancement and underlying municipality credit rating when evaluating a purchase or sale decision.

At June 30, 2010, our reported equity reflected net unrealized securities gains net of tax of $47.8 million. This represented an increase of $19.9 million from net unrealized securities gains net of tax of $27.9 million at December 31, 2009.

The following table presents the maturities of the different types of investments that we own at June 30, 2010, and the corresponding interest rates that the investments will yield if they are held to their respective maturity date. The amounts are based on amortized cost with yields computed on a tax-equivalent basis.

Table 8

Re-pricing Distribution and Portfolio Yields

(Dollars in thousands)

	As of June 30, 2010
	One Year or Less		One Year to Five Years		Five Years to Ten Years		After 10 years
	Amortized Cost	Yield to Maturity	Amortized Cost	Yield to Maturity	Amortized Cost	Yield to Maturity	Amortized Cost	Yield to Maturity
Available-for-Sale
U.S. Agency securities	$—	—	$10,224	4.0%	$—	—	$—	—
Collateralized mortgage obligations (1)	127,371	3.3%	330,820	3.1%	62,110	3.5%	5,292	3.5%
Residential mortgage-backed securities (1)	358,839	4.1%	674,125	4.1%	185,360	3.9%	25,827	3.8%
State and municipal securities (2)	14,835	7.2%	72,330	6.4%	77,756	5.3%	7,549	6.5%
Foreign sovereign debt	—	—	500	1.3%	—	—	—	—

Total available-for-sale	501,045	4.0%	1,087,999	3.9%	325,226	4.2%	38,668	4.3%

Non-marketable Equity investments (3)
FHLB stock	22,623	1.3%	—	—	—	—	—	—
Other	11,202	n/m	—	—	—	—	—	—

Total non-marketable equity investments	33,825	1.3%	—	—	—	—	—	—

Total securities	$534,870	3.8%	$1,087,999	3.9%	$325,226	4.2%	$38,668	4.3%

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

The following discussion of our loan portfolio and credit quality excludes covered assets. Covered assets represent assets acquired through an FDIC-assisted transaction that are subject to a loss share agreement and are presented separately on the Consolidated Statements of Condition. For additional discussion of covered assets, refer to Note 6 of “Notes to the Consolidated Financial Statements” and the “Covered Asset” section presented later in Management’s Discussion and Analysis.

Our loan portfolio is comprised of commercial loans including owner-occupied commercial real estate, real estate (which includes commercial real estate, construction, and residential real estate) and consumer loans, including home equity, residential, and personal loans. Outstanding loans, excluding covered assets, totaled $8.9 billion as of June 30, 2010, a decrease of 2% from December 31, 2009, with loan advances more than offset by paydowns and payoffs of existing loans and charge-offs. Overall borrowing demand has been modest in the first six months of 2010 and line utilization rates have been low due to higher levels of liquidity maintained by our commercial clients relative to historic periods. Commercial loans accounted for 53% of total loans, while commercial real estate loans were 31% at the end of the second quarter 2010.

Table 9

Loan Portfolio

(Dollars in thousands)

	June 30, 2010	% of Total	December 31, 2009	% of Total	% Change
Commercial and industrial	$3,564,504	40.3	$3,572,695	39.5	-0.2
Owner-occupied commercial real estate	1,143,231	12.9	1,153,176	12.7	-0.9

Total commercial	4,707,735	53.2	4,725,871	52.2	-0.4

Commercial real estate	2,277,424	25.7	2,184,001	24.2	4.3
Commercial real estate – multifamily	502,708	5.7	553,473	6.1	-9.2

Total commercial real estate	2,780,132	31.4	2,737,474	30.3	1.6

Construction	551,270	6.2	727,487	8.1	-24.2
Residential real estate	309,001	3.5	319,463	3.5	-3.3
Home equity	203,053	2.3	220,025	2.4	-7.7
Personal	300,248	3.4	316,305	3.5	-5.1

Total loans	$8,851,439	100.0	$9,046,625	100.0	-2.2

At June 30, 2010, Shared National Credits (“SNCs”) represented approximately 12% of total loans, compared with 14% of total loans at December 31, 2009. SNCs are defined as loan commitments of at least $20.0 million that are shared by three or more regulated financial institutions. We act in an agent capacity in some of these transactions and in a participant capacity in others.

Total construction loan exposure at June 30, 2010 was 6% of total loans compared to 8% of total loans at December 31, 2009. The decline was due primarily to the reclassification of construction loans to commercial real estate as the project construction phase was completed, as well as payoffs and paydowns.

The following table summarizes our commercial real estate and construction loan portfolios by collateral type at June 30, 2010 and December 31, 2009. The composition of our commercial real estate portfolio is principally located in and around our core markets and is significantly concentrated in the Chicago metropolitan area. Excluding mixed use/other, no single collateral type exceeds 25% of its respective portfolio total at June 30, 2010. The single largest category of commercial real estate at June 30, 2010 was multi-family real estate, which represented 18% of the portfolio. Our overall exposure to land loans, which is a very illiquid asset class, has decreased from $468.4 million at December 31, 2009 to $430.9 million, or 13% of the combined commercial real estate and construction portfolios, at June 30, 2010.

Table 10

Commercial Real Estate and Construction Loan Portfolios

by Collateral Type

(Dollars in thousands)

	June 30, 2010		December 31, 2009
	Amount	% of Total	Amount	% of Total
Commercial Real Estate
Land	$350,664	13	$377,215	14
Residential 1-4 family	178,530	6	177,693	6
Multi-family	502,708	18	553,473	20
Industrial/warehouse	320,868	11	313,762	11
Office	438,674	16	400,172	15
Retail	468,007	17	414,419	15
Health care	50,381	2	49,337	2
Mixed use/other	470,300	17	451,403	17

Total commercial real estate	$2,780,132	100	$2,737,474	100

	June 30, 2010		December 31, 2009
	Amount	% of Total	Amount	% of Total
Construction
Land	$80,198	15	$91,207	12
Residential 1-4 family	37,140	7	61,854	8
Multi-family	80,558	15	131,001	18
Industrial/warehouse	12,029	2	31,461	4
Office	90,882	16	112,946	16
Retail	104,097	19	127,356	18
Mixed use/other	146,366	26	171,662	24

Total construction	$551,270	100	$727,487	100

Maturity and Interest Rate Sensitivity of Loan Portfolio

The following table summarizes the maturity distribution of our loan portfolio as of June 30, 2010, by category, as well as the interest rate sensitivity of loans in these categories that have maturities in excess of one year.

Table 11

Maturities and Sensitivities of Loans

to Changes in Interest Rates

(Dollars in thousands)

	As of June 30, 2010
	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years	Total
Commercial	$1,600,665	$2,980,849	$126,221	$4,707,735
Commercial real estate	920,918	1,756,962	102,252	2,780,132
Construction	352,228	197,944	1,098	551,270
Residential real estate	12,431	41,135	255,435	309,001
Home equity	38,123	155,768	9,162	203,053
Personal	208,778	87,515	3,955	300,248

Total	$3,133,143	$5,220,173	$498,123	$8,851,439

Loans maturing after one year:
Predetermined (fixed) interest rates		$1,000,934	$71,102
Floating interest rates		4,219,239	427,021

Total		$5,220,173	$498,123

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

The following table breaks down our loan portfolio at June 30, 2010 between performing, delinquent and nonperforming status.

Table 12

Loan Portfolio Aging

(Dollars in thousands)

	As of June 30, 2010
		Delinquent
	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days Past Due and Accruing	Restructured Loans Still Accruing	Nonaccrual	Total Loans
Loan Balances:
Commercial	$4,610,510	$2,741	$3,620	$—	$500	$90,364	$4,707,735
Commercial real estate	2,521,280	26,073	14,884	—	3,530	214,365	2,780,132
Construction	513,153	258	—	—	—	37,859	551,270
Residential real estate	297,937	—	1,347	—	—	9,717	309,001
Personal and home equity	482,215	2,065	1,147	—	—	17,874	503,301

Total loans	$8,425,095	$31,137	$20,998	$—	$4,030	$370,179	8,851,439

Aging as a % of Loan Balance:
Commercial	97.93%	0.06%	0.08%	—	0.01%	1.92%	100.00%
Commercial real estate	90.70%	0.94%	0.53%	—	0.13%	7.71%	100.00%
Construction	93.10%	0.04%	—	—	—	6.87%	100.00%
Residential real estate	96.42%	—	0.44%	—	—	3.14%	100.00%
Personal and home equity	95.81%	0.41%	0.23%	—	—	3.55%	100.00%

Total loans	95.18%	0.35%	0.24%	—	0.05%	4.18%	100.00%

Loans 30-59 days past due totaled $31.1 million at June 30, 2010, compared to $51.1 million at December 31, 2009. Loans 60-89 days past due totaled $21.0 million at June 30, 2010, compared to $51.6 million at December 31, 2009. Of the total past due loans, $41.0 million, or 79%, were commercial real estate related and correlates to the concentration of problem loans in the commercial real estate class. At June 30, 2010 there were no loans accruing interest over 90 days past due in accordance with our policy. Our disclosure with respect to impaired loans is contained in Note 4 of “Notes to Consolidated Financial Statements.”

The following provides a comparison of our nonperforming assets and past due loans for the past five periods.

Table 13

Nonperforming Assets and Past Due Loans

(Dollars in thousands)

	2010		2009
	June 30	March 31	December 31	September 30	June 30
Nonaccrual loans:
Commercial	$90,364	$68,509	$69,346	$72,808	$25,442
Commercial real estate	214,365	212,758	171,049	145,438	72,621
Construction	37,859	59,335	113,822	118,876	64,849
Residential real estate	9,717	16,776	14,481	11,899	8,913
Personal and home equity	17,874	23,829	26,749	10,897	11,701

Total nonaccrual loans	370,179	381,207	395,447	359,918	183,526

90 days past due loans (still accruing interest)	—	—	—	—	—

Total nonperforming loans	370,179	381,207	395,447	359,918	183,526
Foreclosed real estate (“OREO”)	68,693	60,755	41,497	36,705	29,236

Total nonperforming assets	$438,872	$441,962	$436,944	$396,623	$212,762

Restructured loans accruing interest	4,030	3,840	—	—	—

60-89 days past due loans:
Commercial	$3,620	$4,245	$9,955	$1,588	$228
Commercial real estate	14,884	35,454	30,638	23,245	24,491
Construction	—	6,400	751	10,962	7,076
Residential real estate	1,347	170	1,654	—	2,888
Personal and home equity	1,147	2,112	8,595	3,087	4,698

Total 60-89 days past due loans	$20,998	$48,381	$51,593	$38,882	$39,381

30-59 days past due loans:
Commercial	$2,741	$11,641	$13,427	$4,424	$4,022
Commercial real estate	26,073	36,740	23,983	18,005	11,050
Construction	258	3,252	3,391	2,541	3,936
Residential real estate	—	6,656	4,170	1,431	—
Personal and home equity	2,065	2,189	6,097	3,877	1,007

Total 30-59 days past due loans	$31,137	$60,478	$51,068	$30,278	$20,015

Nonaccrual loans to total loans (excluding covered assets)	4.18%	4.28%	4.37%	3.99%	2.10%
Nonaccrual loans to total assets	2.94%	2.98%	3.29%	2.98%	1.67%
Nonperforming loans to total loans (excluding covered assets)	4.18%	4.28%	4.37%	3.99%	2.10%
Nonperforming assets to total assets	3.48%	3.46%	3.63%	3.29%	1.94%
Allowance for loan losses as a percent of nonperforming loans	63%	62%	56%	54%	76%

We continue a focused effort to enhance asset quality and continue to strengthen our credit risk management processes to identify developing issues and maximize values on weaker quality loan and OREO assets. We are closely monitoring the credit portfolio and successfully executed a number of transactions to reduce problem assets during the quarter. Over the past six months we have repositioned resources and reinforced workout teams to address weaker credits and actively manage these exposures through the difficult economic and credit climate. As part of our disciplined workout and asset review, we may consider restructuring troubled loans in certain situations where we believe we will improve our ultimate recovery on the loan. We have a restructured loan that is still accruing with one borrower in the amount of approximately $4.0 million at June 30, 2010, an increase of $190,000 from the prior quarter due to an additional draw.

Total nonperforming assets increased by $2.0 million from $436.9 million at December 31, 2009 to $438.9 million at June 30, 2010. During the second quarter, total nonperforming assets continued to moderate for the second quarter in a row. Second quarter nonperforming asset reductions were driven by several tactical portfolio management activities, including the sale of $33.1 million in nonperforming loans and OREO. We recognized additional net charge-offs of approximately $5.2 million in connection with these transactions. Nonperforming assets were 3.48% of total assets at June 30, 2010, compared to 3.63% at December 31, 2009. Approximately 68% of nonperforming loans at June 30, 2010 were commercial real estate and construction loans.

Nonperforming loans were $370.2 million at the end of the second quarter, down from $395.4 million at year end and $381.2 million in the first quarter 2010. The 34 largest nonperforming loans by borrower represent 56% of the total nonperforming loan portfolio, with the remaining nonperforming loan population represented by relatively small dollar amount loans as shown in the table below. Commercial and industrial loans are typically larger accounts with 7 accounts in the top 34 for a total of $66.9 million. Commercial nonperforming loans increased by $21.0 million, or 30%, from year end, due to two significant loans totaling $30.2 million that had moved to nonperforming status during the year.

During 2009, we aligned the portfolio by geographic region and augmented our loan work-out staff in response to deteriorating credit trends. At least quarterly, we review all potential problem loans, nonperforming assets, including OREO properties, and appropriate action plans for payment resolution or disposition, as needed. Action plans are dependent upon borrower cooperation and resources, collateral type and value, existence and quality of guarantees and local market conditions. For OREO properties, we establish appropriate disposition strategies depending upon market and property conditions.

Table 14

Nonaccrual Loans by Dollar and Category

(Dollars in thousands)

	Stratification
	$5.0 Million or More	$3.0 Million to $4.9 Million	$1.5 Million to $2.9 Million	Under $1.5 Million	Total
As of June 30, 2010

Amount:
Commercial	$55,403	$11,520	$5,293	$18,148	$90,364
Commercial real estate	67,626	50,317	47,277	49,145	214,365
Construction	5,351	11,979	8,934	11,595	37,859
Residential real estate	—	—	2,057	7,660	9,717
Personal and home equity	—	4,419	3,537	9,918	17,874

Total nonaccrual loans	$128,380	$78,235	$67,098	$96,466	$370,179

Number of Borrowers:
Commercial	4	3	2	43	52
Commercial real estate	9	13	22	82	126
Construction	1	3	4	20	28
Residential real estate	—	—	1	14	15
Personal and home equity	—	1	2	26	29

Total nonaccrual loans	14	20	31	185	250

	Stratification
As of December 31, 2009
	$5.0 Million or More	$3.0 Million to $4.9 Million	$1.5 Million to $2.9 Million	Under $1.5 Million	Total

Amount:
Commercial	$46,176	$—	$4,092	$19,078	$69,346
Commercial real estate	51,425	15,186	60,028	44,410	171,049
Construction	41,772	27,690	24,590	19,770	113,822
Residential real estate	—	3,265	2,959	8,257	14,481
Personal and home equity	5,031	7,419	4,998	9,301	26,749

Total nonaccrual loans	$144,404	$53,560	$96,667	$100,816	$395,447

Number of Borrowers:
Commercial	3	—	2	51	56
Commercial real estate	6	4	28	88	126
Construction	4	7	11	38	60
Residential real estate	—	1	1	23	25
Personal and home equity	1	2	3	39	45

Total nonaccrual loans	14	14	45	239	312

In addition to nonperforming loans mentioned above, we have also identified loans which are performing in accordance with contractual terms, but for which management has varying levels of concern about the ability of the borrowers to meet existing repayment terms in future periods. We do not necessarily expect to realize losses on these potential problem loans as they are generally secured by either real estate or other borrower assets, mitigating the severity of loss should they become nonperforming, but we do recognize these loans carry a higher probability of default and require additional attention by management. Although these loans are generally identified as potential problem loans, they may never become nonperforming.

Management anticipates nonperforming assets in the third quarter will remain elevated, generally in line with current levels. Nonperforming loan inflows, net of those returning to accrual status, were approximately $73 million and $108 million for the first and second quarter 2010, respectively. Because many of the potential problems loans are commercial real estate related, a highly stressed loan sector, and because the potential problems loan population contains some larger sized credits, our total nonperforming assets may fluctuate over the next several quarters as we continue to execute remediation plans and work through the credit cycle.

Foreclosed real estate

Foreclosed real estate (“OREO”) totaled $68.7 million at June 30, 2010, compared to $41.5 million at December 31, 2009, and is comprised of 265 properties. The increase in OREO properties from December 31, 2010 reflects the movement of defaulted loans through the foreclosure and sale process offset by write-downs as new appraisals are received amidst prolonged deteriorated general economic conditions. Table 15 presents a comparison of OREO properties by type at June 30, 2010 and December 31, 2009. Table 16 presents OREO property types by geographic location at June 30, 2010 and December 31, 2009.

Table 15

OREO Properties by Type

(Dollars in thousands)

	June 30, 2010		December 31, 2009
	Number of Properties	Amount	Number of Properties	Amount
Single family home	25	$13,995	18	$9,538
Land parcels	225	17,367	229	17,856
Multi-family units	2	1,406	3	1,888
Office/industrial	12	35,425	6	11,484
Retail	1	500	3	731

Total OREO properties	265	$68,693	259	$41,497

Table 16

OREO Property Type by Location

(Dollars in thousands)

	Illinois	Georgia	Michigan	Missouri	Other	Total
As of June 30, 2010
Single family homes	$7,103	$626	$5,053	$1,066	$147	$13,995
Land parcels	5,767	4,384	4,165	3,051	—	17,367
Multi-family	1,130	—	—	276	—	1,406
Office/industrial	3,197	9,779	1,200	—	21,249	35,425
Retail	500	—	—	—	—	500

Total OREO properties	$17,697	$14,789	$10,418	$4,393	$21,396	$68,693

	Illinois	Georgia	Michigan	Missouri	Other	Total
As of December 31, 2009
Single family homes	$2,648	$960	$4,250	$1,488	$192	$9,538
Land parcels	7,246	3,522	4,957	2,131	—	17,856
Multi-family	1,888	—	—	—	—	1,888
Office/industrial	—	1,548	1,200	—	8,736	11,484
Retail	500	—	231	—	—	731

Total OREO properties	$12,282	$6,030	$10,638	$3,619	$8,928	$41,497

At June 30, 2010, office/industrial properties represented the largest portion of OREO, representing 52% of the total OREO carrying value and consisting of 12 properties. Land properties represent 25% of the total OREO carrying value, consisting of 225 properties. Of the total OREO properties at June 30, 2010, 26% were located in Illinois, 22% in Georgia, 19% in Texas, 15% in Michigan, 6% in Florida, 6% in Missouri, 3% in Washington, and 3% in Ohio.

As we look to dispose of nonperforming assets, our efforts and strategies may be impacted by a number of factors, including but not limited to, the pace and timing of the overall recovery of the economy, instability or lack of meaningful activity in the real estate market, or higher levels of real estate coming into the market for sale. The future carrying value of these assets may be influenced by these same factors.

Credit Quality Management and Allowance for Loan Losses

Portfolio performance reflects both the individual transactions and the broader economic environment. In terms of sequential performance, we are beginning to see some signs of stabilizing credit performance in commercial loans but the commercial real estate sector has not generally reflected the same improvements. Performance of our commercial real estate portfolio has been consistent with the overall industry. Commercial real estate weakness continues to be aggravated by the macro environment, specifically elevated levels of unemployment. These broad factors are evidenced by moderating levels of nonperforming assets, as well as improvements in delinquencies and defaults. Reductions in nonperforming assets were driven by workout efforts, including a number of meaningful loan and OREO dispositions. While we anticipate nonperforming assets to be generally in line with current levels, credit quality statistics could show fluctuation driven by active portfolio management activities, individual account performance, and economic conditions, all of which may affect the timing and level of nonperforming assets.

We maintain an allowance for loan losses to provide for probable losses inherent in the loan portfolio. The allowance for loan losses is assessed quarterly and represents our estimate of probable losses in the portfolio at each balance sheet date and is supported by available, relevant information. The allowance contains provisions for probable losses that have been identified relating to specific impaired borrowing relationships; as well as probable losses inherent in the loan portfolio that are not specifically identified, which is determined using a formula-based approach. The level of the allowance for loan losses is determined based on a variety of factors, including, among other factors, assessment of the credit risk of the loans in the portfolio, delinquent loans, impaired loans, evaluation of current economic conditions in the market area, actual charge-offs and recoveries during the period, industry loss averages, the estimated fair value of the collateral underlying impaired loans, and historical loss experience. The amount of addition to the allowance for loan losses is charged to earnings through the provision for loan losses.

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

At least quarterly, the allowance for loan losses is reviewed by the Chief Credit Risk Officer, the Chief Financial Officer and Controller and discussed with the Board of Directors. As of June 30, 2010, management deemed the allowance for loan losses to be appropriate (i.e., sufficient to absorb losses that are inherent in the portfolio, including those not yet identifiable).

While management uses currently available information to recognize losses on loans, future adjustments to the allowance for loan losses may be necessary based on newly received appraisals, updated commercial client financial statements, rapidly deteriorating client cash flow, new management information as a result of enhancements in our credit infrastructure, and changes in economic conditions that affect our clients. As an integral part of their examination process, various federal and state regulatory agencies also review the allowance for loan losses. These agencies may require that certain loan balances be classified differently or charged off when their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination.

The accounting policies underlying the establishment and maintenance of the allowance for loan losses are discussed in Note 1 to the Consolidated Financial Statements of our 2009 Annual Report on Form 10-K.

Table 17.1

Allowance for Loan Losses and

Summary of Loan Loss Experience

(Dollars in thousands)

	Quarters ended
	2010		2009
	June 30	March 31	December 31	September 30	June 30
Change in allowance for loan losses:
Balance at beginning of period	$236,851	$221,688	$192,791	$140,088	$127,011
Loans charged-off:
Commercial	(8,440)	(18,129)	(11,082)	(13,065)	(2,220)
Commercial real estate	(24,956)	(21,793)	(13,120)	(13,772)	(428)
Construction	(10,644)	(10,264)	(14,438)	(6,928)	(1,507)
Residential real estate	(886)	(1,590)	(970)	(475)	(50)
Home equity	(651)	(1,087)	(805)	(100)	(262)
Personal	(6,346)	(4,584)	(1,086)	(5,802)	(8,113)

Total charge-offs	(51,923)	(57,447)	(41,501)	(40,142)	(12,580)

Recoveries on loans previously charged-off:
Commercial	664	330	410	1,060	1,329
Commercial real estate	896	53	126	676	462
Construction	444	134	240	1,026	1,950
Residential real estate	11	6	12	—	138
Home equity	3	4	52	1	11
Personal	73	17	34	66	246

Total recoveries	2,091	544	874	2,829	4,136

Net charge-offs	(49,832)	(56,903)	(40,627)	(37,313)	(8,444)
Provisions charged to operating expense	45,392	72,066	69,524	90,016	21,521

Balance at end of period	$232,411	$236,851	$221,688	$192,791	$140,088

Total loans, excluding covered assets at period-end	$8,851,439	$8,898,228	$9,046,625	$9,009,539	$8,728,926

Allowance as a percent of loans at period-end	2.63%	2.66%	2.45%	2.14%	1.60%

Average loans, excluding covered assets	$8,934,900	$9,032,837	$8,978,343	$8,880,032	$8,621,948
Ratio of net charge-offs (annualized) to average loans outstanding for the period	2.24%	2.55%	1.80%	1.67%	0.39%

Table 17.2

Allowance for Loan Losses and

Summary of Loan Loss Experience

(Dollars in thousands)

	Quarters Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Change in allowance for loan losses:
Balance at beginning of period	$236,851	$127,011	$221,688	$112,672
Loans charged-off:
Commercial	(8,440)	(2,220)	(26,569)	(7,597)
Commercial real estate	(24,956)	(428)	(46,749)	(674)
Construction	(10,644)	(1,507)	(20,908)	(2,105)
Residential real estate	(886)	(50)	(2,476)	(50)
Home equity	(651)	(262)	(1,738)	(281)
Personal	(6,346)	(8,113)	(10,930)	(8,910)

Total charge-offs	(51,923)	(12,580)	(109,370)	(19,617)

Recoveries on loans previously charged-off:
Commercial	664	1,329	994	2,519
Commercial real estate	896	462	949	958
Construction	444	1,950	578	3,790
Residential real estate	11	138	17	140
Home equity	3	11	7	21
Personal	73	246	90	279

Total recoveries	2,091	4,136	2,635	7,707

Net charge-offs	(49,832)	(8,444)	(106,735)	(11,910)
Provisions charged to operating expense	45,392	21,521	117,458	39,326

Balance at end of period	$232,411	$140,088	$232,411	$140,088

The allowance remains elevated in comparison to prior year periods, reflecting weakness in the general economy and, in particular, the continuing issues in the commercial real estate market. We increased our allowance for loan losses to $232.4 million at June 30, 2010, up $10.7 million from $221.7 million at December 31, 2009. The ratio of the allowance for loan losses to total loans (excluding covered assets) was 2.63% at June 30, 2010, up from 2.45% as of December 31, 2009. The loan loss allowance as a percentage of nonperforming loans was 63% at June 30, 2010 compared to 56% at December 31, 2009. The provision for loan losses was $45.4 million for the quarter ended June 30, 2010, versus $72.1 million for the quarter ended March 31, 2010 and $21.5 million in the prior year period.

For the second quarter 2010, net charge-offs totaled $49.8 million as compared to $56.9 million in the first quarter 2010 and $8.4 million in the second quarter 2009. Commercial real estate and construction loans comprised 69% of net charge-offs in the second quarter, reflecting the challenging market conditions associated with these loan types. For the six months ended June 30, 2010, net charge-offs totaled $106.7 million, compared to $11.9 million in the prior year period.

The provision for loan losses for the six months ended June 30, 2010 was $117.5 million, compared to $39.3 million in the prior year period.

The following table presents our allocation of the allowance for loan losses by specific category at the dates shown.

Table 18

Allocation of Allowance for Loan Losses

(Dollars in thousands)

	June 30, 2010			December 31, 2009
	Amount	% of Total Allowance	% of Loan Balance	Amount	% of Total Allowance	% of Loan Balance
General allocated reserve:
Commercial	$55,408	24	1.2	$43,350	20	0.9
Commercial real estate	76,193	33	2.7	77,223	35	2.8
Construction	17,869	8	3.2	23,581	10	3.2
Residential real estate	3,999	2	1.3	3,635	2	1.1
Home equity	2,552	1	1.3	2,862	1	1.3
Personal	5,602	2	1.9	5,277	2	1.7

Total allocated	161,623	70	1.8	155,928	70	1.7
Specific reserve	70,788	30	n/m	65,760	30	n/m
Unallocated reserve	—	—	—	—	—	—

Total	$232,411	100	2.63	$221,688	100	2.45

The allocated reserve for our commercial real estate and construction portfolios declined $6.7 million, or 7%, to $94.1 million at June 30, 2010 from $100.8 million at December 31, 2009. The decrease in this allocation is due in part to a lower amount of loans in the commercial real estate sector at the end of the second quarter. The allocated reserve for our commercial portfolio has increased $12.1 million, or 28%, to $55.4 million at June 30, 2010 from $43.4 million at December 31, 2009, although the allocated reserve at June 30, 2010 remained relatively constant to the March 31, 2010 level, reflecting signs of stabilization in this sector.

Under our methodology, the allowance for loan losses is comprised of the following components:

General Allocated Component of the Allowance

Our loan loss allowance model is driven primarily by risk rating distribution and historical loss experience within each major loan category. In assessing the risk rating of a particular loan, among the factors considered are the obligor’s debt capacity and financial flexibility, the level of the obligor’s earnings, the amount and sources for repayment, the level and nature of contingencies, management strength, and the industry and geography in which the obligor operates. These factors are based on an evaluation of historical and current information, and involve subjective assessment and interpretation. Emphasizing one factor over another or considering additional factors could impact the risk rating we assign to a loan.

The general allocated portion of our allowance is based on our estimate of inherent losses from our non-impaired loans and is calculated based on a number of factors, including: risk rating, year of loan origination, historical loss experience, product type, and line of business. We use a loan loss reserve model that incorporates the migration of loan risk ratings and historical default data over time, combined with historical loss experience through actual charge-offs taken. The loan loss factors used in our analysis are based upon recent loss data, generally the trailing twelve months up to the beginning of the quarterly period, adjusted as deemed appropriate. Our loan loss allowance model indicates a range of estimated inherent losses. The qualitative factors we use are based on general economic indicators, recent market trends, quality of underwriting standards, loss severity trends, delinquency trends and default history, where these factors are relevant. Management may adjust the allowance for loan losses upward or downward within the estimated range, or outside the range as deemed appropriate, to establish the final reserve estimate.

Specific Component of the Allowance

The specific component of the allowance was $70.8 million at June 30, 2010, an increase of $5.0 million from the December 31, 2009 balance of $65.8 million. The specific reserve requirements are primarily influenced by new loan additions to nonperforming status, as well as changes to collateral values, as most of our impaired loans are collateral dependent.

This asset-specific component relates to impaired loans. A loan is considered impaired when it is probable that all contractual required principal and interest payments will not be collected. Loans subject to valuation for impairment are defined as nonaccrual loans and loans modified in a troubled debt restructuring. Impairment is measured by estimating the fair value of the loan based on the loan’s observable fair value or the fair value of the collateral less costs to sell if the loan is collateral dependent, or the present value of expected future cash flows discounted at the loan’s effective interest rate. Impaired loans exceeding a fixed dollar amount are evaluated individually, while smaller loans are evaluated as pools using historical loss experience for the respective class of asset and product type. If the estimated fair value is less than the recorded investment in the loan, impairment is recognized by creating a specific valuation reserve as a component of the allowance for loan losses.

Our impaired loan population is primarily collateral dependent, with such loans totaling $356.4 million of the total $374.2 million in impaired loans at June 30, 2010. When collateral-dependent real estate loans are determined to be impaired, updated appraisals are typically obtained every twelve months and evaluated by our internal Appraisal Group every six months. In addition, both borrower and market-specific factors are taken into consideration, which may result in obtaining more frequent appraisal updates or broker-price opinions. As of June 30, 2010, the average appraisal age used in the impaired loan valuation process was 148 days.

In addition to the allowance for loan losses, we maintain a reserve for unfunded commitments at a level we believe to be sufficient to absorb estimated probable losses related to unfunded credit facilities. At June 30, 2010, our reserve for unfunded commitments was $5.8 million, a $4.3 million increase over $1.5 million at December 31, 2009. The reserve is computed using a methodology similar to that used to determine the general allocated component of the allowance for loan losses. Net adjustments to the reserve for unfunded commitments are included in other non-interest expense in the Consolidated Statements of Income.

COVERED ASSETS

Covered assets represent purchased loans and foreclosed loan collateral covered under loss sharing agreements with the FDIC, whereby the FDIC will reimburse us for the majority of the losses incurred.

The carrying amount of covered assets are presented in the following table:

Table 19

Covered Assets

(Amounts in thousands)

	June 30, 2010	December 31, 2009
Commercial loans	$60,463	$78,885
Commercial real estate loans	214,924	226,124
Residential mortgage loans	58,039	60,147
Consumer installment and other loans	12,387	13,438
Foreclosed real estate	12,673	14,770
Assets in lieu	581	560
Estimated loss reimbursement by the FDIC	75,761	108,110

Total covered assets	434,828	502,034
Allowance for covered asset losses	(5,176)	(2,764)

Net covered assets	$429,652	$499,270

Total covered assets decreased by $67.2 million or 13.4% during the first six months of 2010 from $502.0 million at December 31, 2009 to $434.8 million at June 30, 2010. The reduction is primarily attributable to $47.7 million in principal paydowns net of advances as well as the resulting impact of such on the evaluation of expected cash flows and discount accretion levels. In addition, the estimated loss reimbursement by the FDIC (“the FDIC indemnification receivable”) further contributed to the current period change as a result of loss claims submitted to the FDIC. The allowance for covered asset losses increased by $2.4 million to $5.2 million at June 30, 2010 from $2.8 million at December 31, 2009, reflecting a decline in expected cash flows on covered loans since the date of acquisition. Of the total allowance for covered asset losses, 80% was offset through the FDIC indemnification receivable and the remaining 20% representing the non-reimbursable portion of the loss share agreement recognized as a charge to provision for loan and covered asset losses on the Consolidated Statements of Income.

All of the loans acquired were recorded at fair value as of the acquisition date without regard to the loss sharing agreements. Loans were evaluated and assigned to loan pools based on common risk characteristics. The determination of the fair value of the loans resulted in a significant discount to the carrying amount of the loans, which was designated as accretable or non-accretable based upon the ability to estimate future cash flows of the loans. The accretable amounts are being recognized as interest income over the remaining term of the loan. The majority of the nonaccretable balance is expected to be received from the FDIC in connection with the loss share agreements and is recorded on the Consolidated Statements of Condition as a separate component of covered assets. Purchased impaired loans accounted for under the applicable authoritative guidance for loans acquired with deteriorated credit quality (i.e. certain covered loans) are generally considered accruing and performing as the loans accrete interest income over the estimated life of the loan when cash flows are reasonably estimable. However, under regulatory reporting standards, covered loans that are contractually past due will continue to be reported as past due and still accruing based on the number of days past due. Table 20 highlights the performance characteristics of the covered loans in accordance with regulatory standards. These assets are excluded from the asset quality presentation of our originated loan portfolio, given the loss share indemnification from the FDIC.

Table 20

Past Due Covered Loans and Nonperforming Covered Assets

(Amounts in thousands)

	2010		2009
	June 30,	March 31,	December 31,	September 30,
30-59 days past due	$7,230	$18,361	$10,252	$16,946
60-89 days past due	6,670	10,186	6,922	4,873
90 days or more past due and still accruing	96,177	103,650	100,821	123,468
Nonaccrual	18,859	15,204	10,209	4,047

Total past due and nonperforming covered loans	128,936	147,401	128,204	149,334
Foreclosed real estate	12,673	15,830	14,770	13,736

Total past due and nonperforming covered assets	$141,609	$163,231	$142,974	$163,070

FUNDING AND LIQUIDITY MANAGEMENT

Deposits

We rely on a relationship driven approach with our clients as our primary source to fund loan growth. We have built a suite of deposit and cash management products and services that have been successful in generating client deposits for us. Many of these activities are supported by dedicated personnel with significant experience. Moreover, our relationship-based banking model means we are focused on delivering the “whole Bank” to our clients including our deposit and cash management services. From December 31, 2009 to June 30, 2010, our client deposit growth has exceeded our loan growth with client deposit balances more than covering total loans, enabling us to reduce our reliance on more expensive wholesale funding sources. Nevertheless, we have a number of wholesale funding sources available to us, and as a matter of prudent asset/liability management, we utilize a variety of funding sources in an effort to optimize the balance of duration risk, cost, liquidity risk and contingency planning.

Table 21

Deposits

(Dollars in thousands)

	As of
	June 30, 2010	% of Total	December 31, 2009	% of Total	% Change
Non-interest bearing deposits	$2,090,222	19.8	$1,840,900	18.6	13.5
Interest-bearing deposits	738,631	7.0	752,728	7.6	-1.9
Savings deposits	170,087	1.6	141,614	1.4	20.1
Money market accounts	4,896,566	46.3	3,912,361	39.6	25.2

Brokered deposits:
Traditional	103,774	1.0	389,590	3.9	-73.4
Client CDARS® (1)	1,013,115	9.6	979,728	9.9	3.4
Non-client CDARS® (1)	119,700	1.1	196,821	2.0	-39.2

Total brokered deposits	1,236,589	11.7	1,566,139	15.8	-21.0
Time deposits	1,437,204	13.6	1,678,172	17.0	-14.4

Total deposits	$10,569,299	100.0	$9,891,914	100.0	6.8

Client deposits (2)	$10,345,825		$9,305,503		11.2

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

Total deposits at June 30, 2010 increased 7% from year-end 2009 primarily due to growth in money market accounts, non-interest bearing deposits, and CDARS®, offset by reductions in traditional brokered deposits and time deposits. Client deposits increased by $1.0 billion to $10.3 billion at June 30, 2010, compared to $9.3 billion at December 31, 2009. During the first six months of 2010, we have continued to facilitate our deposit growth by pursuing deposits from existing and new clients, increasing institutional and municipal deposits, attracting additional business DDA account balances through our enhanced treasury management services, and increasing use of our CDARS® deposit program. Total non-interest bearing deposits increased $249.0 million, or 14%, at June 30, 2010 from December 31, 2009.

Middle-market commercial client relationships from different industries in our markets are the primary source of our deposit base. Due to our commercial banking focused business model, our client deposit base provides access to larger deposit balances that result in a concentrated deposit base. The deposits are held in different deposit products such as interest-bearing and non-interest bearing demand deposits, CDARS®, savings and money market accounts. Deposit levels have benefited from higher liquidity levels businesses are maintaining generally, as well as our clients’ rotation into more liquid products.

Brokered deposits totaled $1.2 billion at June 30, 2010, a decrease of 21% from $1.6 billion at December 31, 2009 due to decreases in both traditional brokered deposits and non-client CDARS® deposits. During the first six months of 2010, we further reduced traditional brokered deposits as a source of funding due to client deposit growth. Our brokered deposits to total deposits ratio was 12% at June 30, 2010, compared to 16% at December 31, 2009. Brokered deposits at June 30, 2010 include $1.1 billion in CDARS® deposits, of which we consider $1.0 billion, or 10% of total deposits, to be client related CDARS®.

Table 22.1

Scheduled Maturities of Brokered and Time Deposits

(Dollars in thousands)

	Brokered	Time	Total
Year ending December 31,
2010:
Third quarter	$556,191	$425,692	$981,883
Fourth quarter	293,112	405,078	698,190
2011	352,076	425,159	777,235
2012	27,401	72,598	99,999
2013	1,855	31,492	33,347
2014	4,398	21,797	26,195
2015 and thereafter	1,556	55,388	56,944

Total	$1,236,589	$1,437,204	$2,673,793

Table 22.2

Maturities of Time Deposits of $100,000 or More (1)

(Dollars in thousands)

June 30, 2010
Maturing within 3 months	$867,097
After 3 but within 6 months	602,475
After 6 but within 12 months	67,503
After 12 months	724,690

Total	$2,261,765

(1)	Includes brokered deposits.

Short-term Borrowings

Short-term borrowings, which includes securities sold under agreements to repurchase, federal funds purchased and FHLB advances that mature in one year or less, decreased $50.9 million to $164.1 million at June 30, 2010 from $215.0 million at December 31, 2009. The current quarter decrease is largely attributable to the repayment of FHLB advances of $112.0 million during the year, offset by movement of $58.9 million of the now current portion of FHLB advances previously classified as long-term debt.

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

Our bank subsidiaries’ principal sources of funds are client deposits, large institutional deposits, wholesale market-based borrowings, capital contributions by the parent company, and cash from operations. Our bank subsidiaries’ principal uses of funds include funding growth in the core asset portfolios, including loans, and to a lesser extent, our investment portfolio, which is used primarily to manage interest rate and liquidity risk. The primary sources of funding for the holding company include dividends received from its bank subsidiaries and proceeds from the issuance of senior, subordinated and convertible debt, as well as equity. Primary uses of funds for the parent company include repayment of maturing debt, dividends paid to stockholders, interest paid to our debt holders and subsidiary funding through capital contributions.

Our client deposits, the most stable source of liquidity due to the nature of long-term relationships generally established with our clients, are available to provide long-term liquidity for our bank subsidiaries. At June 30, 2010, 82% of our total assets were funded by client deposits, compared to 77% at December 31, 2009. Client deposits for purposes of this ratio are defined to include all deposits less traditional brokered deposits and non-client CDARS® . Time deposits are included as client deposits since these deposits have historically not been volatile deposits for us.

While we first look toward internally generated deposits as a funding source, we continue to utilize wholesale funding sources, including brokered deposits, in order to enhance liquidity, diversify our funding, and supplement deposits as needed, for example during periods of heavy loan demand. Brokered deposits, excluding client CDARS®, decreased to 2% of total deposits at June 30, 2010, compared to 6% of total deposits at December 31, 2009. During the first six months of 2010, we further reduced traditional brokered deposits as a source of funding due to an increase in client deposits. Our asset/liability management policy currently limits our use of brokered deposits excluding client CDARS® to levels no more than 25% of total deposits, and brokered deposits to levels no more than 40% of total deposits. We do not expect these threshold limitations to limit our ability to fund growth.

Liquid assets refer to cash on hand, federal funds sold, as well as available-for-sale securities. Net liquid assets represent the sum of the liquid asset categories less the amount of assets pledged to secure public funds and certain deposits that require collateral. At June 30, 2010, net liquid assets at the bank subsidiaries were $2.1 billion, up from $1.4 billion at December 31, 2009. We maintain liquidity sufficient to meet client liquidity needs, fund loan growth, selectively purchase securities and investments and opportunistically pay down wholesale funds.

Net cash provided by operations totaled $77.7 million for the six months ended June 30, 2010 compared to net cash provided by operations of $32.9 million in the prior year period. Net cash used in investing activities totaled $292.9 million in the first six months of 2010 compared to net cash used in investing activities of $732.8 million in the prior year period primarily due to greater loan growth in the prior year period. Net cash provided financing activities in the first six months of 2010 totaled $557.9 million compared to $962.7 million in the prior year period.

CAPITAL

Equity was $1.2 billion at June 30, 2010, which remained relatively flat from $1.2 billion at December 31, 2009.

Capital Measurements

Our policy is to maintain capital ratios in excess of the well-capitalized regulatory guidelines at appropriate levels based on strategic objectives, peer analysis, and internal risk guidelines.

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

Table 23

Capital Measurements

(Dollar amounts in thousands)

	June 30, 2010	December 31, 2009	Regulatory Minimum For “Well Capitalized”	Excess Over Required Minimums at 6/30/10
Regulatory capital ratios:
Total risk-based capital	14.97%	14.69%	10.00%	$519,841
Tier 1 risk-based capital	12.56%	12.32%	6.00%	$686,342
Leverage	10.39%	11.17%	5.00%	$681,908
Other capital ratios (1):
Tier 1 common capital (2)	7.94%	7.86%
Tangible common equity to tangible assets (2)	7.09%	7.42%
Tangible equity to tangible assets(2)	8.99%	9.42%
Tangible equity to risk-weighted assets(2)	10.73%	10.38%
Total equity to total assets	9.80%	10.27%

(1)	Ratios are not subject to formal FRB regulatory guidance.
(2)	Ratios are non-GAAP financial measures. Refer to Table 24, “Non-GAAP Measures” for a reconciliation from non-GAAP to GAAP.

Tangible equity, including preferred stock, was $1.1 billion at June 30, 2010 and $1.1 billion at the end of 2009. Tangible common equity was $885.6 million at June 30, 2010, which was relatively flat compared to $885.0 million at year-end 2009. Our tangible equity to tangible assets ratio was 8.99% as of June 30, 2010, down from 9.42% as of December 31, 2009 and our tangible common equity to tangible assets ratio was 7.09% at June 30, 2010, down from 7.42% at December 31, 2009. Declines in these ratios over the past six months were due primarily to an increase in liquid assets during the current quarter.

For further details of the regulatory capital requirements and ratios as of December 31, 2009 for the Company and our subsidiary banks, refer to Note 17 of “Notes to Consolidated Financial Statements” in our 2009 Annual Report on Form 10-K.

Dividends

We declared dividends of $0.01 per common share in the second quarter 2010, which is unchanged from the prior quarterly dividend of $0.01 per share in the second quarter 2009. Although we currently intend to continue to pay dividends on our common stock and our preferred stock at the current levels, there can be no assurance that we will continue to do so based on, among other things, the factors set forth in the following paragraph.

As a result of our participation in the TARP CPP, we are subject to various restrictions on our ability to increase the cash dividends we pay on our common stock above the quarterly rate of $0.075 per share, the rate in effect when our participation in TARP CPP began. Furthermore, as a bank holding company, our ability to pay dividends is subject to the guidelines of the Federal Reserve regarding capital adequacy and dividends and we are required to consult with the Federal Reserve before declaring or paying any dividends. Dividends also may be limited as a result of safety and soundness considerations. Refer to the section entitled “Supervision and Regulation” in our 2009 Annual Report on Form 10-K, as amended, for a discussion of regulatory and other restrictions on dividend declarations. Refer to the sections entitled “Supervision and Regulation” and “Risk Factors” in Item 1 and Item 1A, respectively, of our 2009 Annual Report on Form 10-K.

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

Table 24

Non-GAAP Measures

(Amounts in thousands except per share data)

(Unaudited)

	Quarters ended
	2010		2009
	June 30	March 31	December 31	September 30	June 30
Taxable-equivalent interest income
GAAP net interest income	$103,332	$98,319	$99,562	$87,435	$74,107
Taxable-equivalent adjustment	924	886	930	837	999

Taxable-equivalent net interest income (a)	$104,256	$99,205	$100,492	$88,272	$75,106

Average Earnings Assets (b)	$12,182,872	$11,889,538	$11,410,866	$11,298,102	$10,016,476

Net Interest Margin ((a)annualized) / (b)	3.41%	3.36%	3.48%	3.09%	2.99%

Net Revenue
Taxable-equivalent net interest income (a)	$104,256	$99,205	$100,492	$88,272	$75,106
GAAP non-interest income	19,953	15,068	14,310	12,883	20,715

Net revenue	$124,209	$114,273	$114,802	$101,155	$95,821

Operating Profit
Taxable-equivalent net interest income (a)	$104,256	$99,205	$100,492	$88,272	$75,106
GAAP non-interest income	19,953	15,068	14,310	12,883	20,715
Less: GAAP non-interest expense	76,002	73,371	68,528	56,835	63,995

Operating profit	$48,207	$40,902	$46,274	$44,320	$31,826

Efficiency Ratio
GAAP non-interest expense (c)	$76,002	$73,371	$68,528	$56,835	$63,995

Taxable-equivalent net interest income (a)	$104,256	$99,205	$100,492	$88,272	$75,106
GAAP non-interest income	19,953	15,068	14,310	12,883	20,715

Net revenue (d)	$124,209	$114,273	$114,802	$101,155	$95,821

Efficiency ratio (c) / (d)	61.19%	64.21%	59.69%	56.19%	66.79%

	Six Months Ending June 30,
	2010	2009
Non-GAAP Measures (cont.)

Taxable-equivalent interest income
GAAP net interest income	$201,651	$137,987
Taxable-equivalent adjustment	1,809	1,845

Taxable-equivalent net interest income (a)	$203,460	$139,832

Average Earnings Assets (b)	$12,028,648	$9,862,000

Net Interest Margin ((a)annualized) / (b)	3.39%	2.84%

Net Revenue
Taxable-equivalent net interest income (a)	$203,460	$139,832
GAAP non-interest income	35,021	44,277

Net revenue	$238,481	$184,109

Operating Profit
Taxable-equivalent net interest income (a)	$203,460	$139,832
GAAP non-interest income	35,021	44,277
Less: GAAP non-interest expense	149,373	122,052

Operating profit	$89,108	$62,057

Efficiency Ratio
GAAP non-interest expense (c)	$149,373	$122,052

Taxable-equivalent net interest income (a)	$203,460	$139,832
GAAP non-interest income	35,021	44,277

Net revenue (d)	$238,481	$184,109

Efficiency ratio (c) / (d)	62.64%	66.29%

	As of
	2010		2009
	June 30	March 31	December 31	September 30	June 30
Non-GAAP Measures (cont.)
Tier 1 Common Capital
GAAP total equity	$1,236,092	$1,220,227	$1,235,616	$1,068,519	$1,079,378
Trust preferred securities	244,793	244,793	244,793	244,793	244,793
Less: unrealized gains on available-for-sale securities	47,758	33,403	27,896	38,161	24,131
Less: disallowed deferred tax assets	6,360	17,267	7,619	—	—
Less: goodwill	94,646	94,658	94,671	94,683	95,045
Less: other intangibles	17,655	18,070	18,485	19,021	5,890

Tier 1 risk-based capital	1,314,466	1,301,622	1,331,738	1,161,447	1,199,105
Less: preferred stock	238,185	237,833	237,487	237,145	236,808
Less: trust preferred securities	244,793	244,793	244,793	244,793	244,793
Less: noncontrolling interests	179	103	33	216	150

Tier 1 common capital (e)	$831,309	$818,893	$849,425	$679,293	$717,354

Tangible Common Equity
GAAP total equity	$1,236,092	$1,220,227	$1,235,616	$1,068,519	$1,079,378
Less: goodwill	94,646	94,658	94,671	94,683	95,045
Less: other intangibles	17,655	18,070	18,485	19,021	5,890

Tangible equity (f)	104,256	1,107,499	$1,122,460	954,815	978,443
Less: preferred stock	238,185	237,833	237,487	237,145	236,808

Tangible common equity (g)	$885,606	$869,666	$884,973	$717,670	$741,635

Tangible Assets
GAAP total assets	$12,611,040	$12,780,236	$12,032,584	$12,063,667	$10,989,350
Less: goodwill	94,646	94,658	94,671	94,683	95,045
Less: other intangibles	17,655	18,070	18,485	19,021	5,890

Tangible assets (h)	$12,498,739	$12,667,508	$11,919,428	$11,949,963	$10,888,415

Risk-weighted Assets (i)	$10,467,182	$10,417,704	$10,812,856	$10,534,856	$10,033,055

Period-end Common Shares Outstanding (j)	71,403	71,333	71,332	47,574	47,493

Ratios:
Tier 1 common capital (e) / (i)	7.94%	7.86%	7.86%	6.45%	7.15%
Tangible equity to tangible assets (f) / (h)	8.99%	8.74%	9.42%	7.99%	8.99%
Tangible equity to risk-weighted assets (f) / (i)	10.73%	10.63%	10.38%	9.06%	9.75%
Tangible common equity to tangible assets (g) / (h)	7.09%	6.87%	7.42%	6.01%	6.81%
Tangible book value (g) / (j)	$12.40	$12.19	$12.41	$15.09	$15.62

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

Interest Rate Risk

The majority of our interest-earning assets are floating rate instruments. To manage the interest rate mix of our balance sheet and related cash flows, we have the ability to use a combination of financial instruments, including medium-term and short-term financings, variable-rate debt instruments, fixed rate loans and securities and, to a lesser extent, interest rate swaps. Approximately 48% of the total loan portfolio is indexed to LIBOR, 28% of the total loan portfolio is indexed to the prime rate, and another 5% of the total loan portfolio otherwise adjusts with other interest rates. The remaining loan portfolio is fixed rate loans. Changes in market rates and the shape of the yield curve may give us the opportunity to make changes to our investment securities portfolio as part of our asset/liability management strategy.

We have not materially changed our interest rate risk management strategy from December 31, 2009 and do not foresee or expect any significant changes in our exposure to interest rate fluctuations, but we will continue to consider the use of interest rate swaps on our assets or liabilities in the future depending on changes in market rates of interest.

Asset/Liability Management

As a continuing part of our financial strategy, we attempt to manage the impact of fluctuations in market interest rates on our net interest income. This effort entails providing a reasonable balance between interest rate risk, credit risk, liquidity risk and maintenance of yield. Our asset/liability management policy is established by our Board of Directors and includes guidelines for exposure to interest rate fluctuations, liquidity, loan limits as a percentage of funding sources, exposure to correspondent banks and brokers, and reliance on non-core deposits. The investment policy complements the asset/liability management policy by establishing criteria by which we may purchase securities. These criteria include approved types of securities, brokerage sources, terms of investment, quality standards, and diversification.

We have structured our assets and liabilities to mitigate the risk of either a rising or falling interest rate environment. Depending upon our assessment of economic factors, such as the magnitude and direction of projected interest rates over the short- and long-term, we generally operate within guidelines set by our asset/liability management policy and attempt to maximize our returns within an acceptable degree of risk. We have not used hedging activities as part of our asset liability management in recent years, but may pursue hedging strategies, as appropriate, to augment our risk management in the future.

Interest rate changes do not affect all categories of assets and liabilities equally or simultaneously. There are other factors that are difficult to measure and predict that would influence the effect of interest rate fluctuations on our consolidated income statement.

Our primary way of estimating the potential impact of interest rate changes on our income statement is through the use of a simulation model based on our interest-earning asset and interest-bearing liability portfolios, assuming the size of these portfolios remains constant throughout the twelve month measurement period. The simulation assumes that assets and liabilities accrue interest on their current pricing basis. Assets and liabilities then re-price based on current terms and remain at that interest rate through the end of the measurement period. The model attempts to illustrate the potential change in annual net interest income if the foregoing occurred. The following table shows the estimated impact on net interest income of an immediate change in interest rates as of June 30, 2010 and December 31, 2009.

Analysis of Net Interest Income Sensitivity

(Dollars in thousands)

	Immediate Change in Rates
	-50	+50	+100	+200	+300
June 30, 2010:
Dollar change	$(14,084)	$13,509	$27,527	$55,671	$85,458
Percent change	-3.7%	3.6%	7.2%	14.7%	22.5%
December 31, 2009:
Dollar change	$6,623	$21,576	$31,959	$54,568	$79,604
Percent change	1.8%	5.8%	8.6%	14.7%	21.5%

The estimated impact to our net interest income over a one year period is reflected in dollar terms and percentage change. As an example, this table shows that if there had been an immediate parallel shift in the yield curve of +100 basis points on June 30, 2010, net interest income would increase by $27.5 million or 7.2% over a one-year period, as compared to a net interest income increase of $32.0 million or 8.6% if there had been an immediate parallel shift of +100 basis points at December 31, 2009.

Changes in the effect of the assumed interest rate shocks on our net interest income at June 30, 2010, compared to December 31, 2009 are due to the timing and nature of the re-pricing of rate sensitive assets to rate sensitive liabilities within the one year time frame. As compared to December 31, 2009, the interest rate simulation reports at June 30, 2010 slightly decreased net interest income sensitivity as evidenced by a smaller percent change in the net interest income and smaller estimated dollar change for the +50 and +100 basis points scenarios. The estimated dollar impact on net interest income is also impacted in each scenario due to changes in our interest-earning asset and interest-bearing liability portfolios during the first half of 2010. The reduction in our asset sensitivity was due primarily to an incremental decline in rate sensitive loans coupled with an increase in less sensitive additions to the investment portfolio with the combined effect producing a marginally less sensitive asset base. In addition, these asset movements were predominantly funded by increases in rate sensitive deposits, which further offset asset sensitivity.

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

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results. Other than as set forth below, which replaces in its entirety the risk factor contained in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010, there have been no material changes from the risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

The impact of the recently enacted Dodd-Frank Act is still uncertain, is expected to increase our costs of doing business and could result in restrictions on certain products and services we offer.

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) which significantly changes the financial regulatory landscape and will affect the operating activities of financial institutions and their holding companies as well as others. Although many of the details of the Dodd-Frank Act and the full impact it will have on our business will not be known for many months or years, in part because many of the provisions require the adoption of implementing rules and regulations, we expect compliance with the new law and its rules and regulations to result in additional operating costs.

For example, the Dodd-Frank Act requires the adoption of new capital regulations within the next 18 months. The regulations are required to be, at a minimum, as stringent as current capital and leverage requirements and, may limit the use of subordinated debt or similar instruments such as trust preferred securities to meet capital requirements. Trust preferred securities have been disallowed as future Tier 1 qualifying capital by the Dodd-Frank Act, although our currently outstanding trust preferred has been grandfathered for Tier 1 eligibility. The new regulations or other regulatory actions could require us to raise additional capital depending on our business activities, asset mix, growth plans and results of operation. The Dodd-Frank Act also provides that certain financial institutions of our size will be required to conduct annual stress tests in accordance with regulations to be adopted. The testing will require resources and increase our compliance costs.

In other provisions, the Dodd-Frank Act increases the regulation of derivatives and hedging transactions. This is expected to impact our capital markets group which offers an extensive range of over-the-counter interest rate and foreign exchange derivatives products to our clients. The regulations are expected to impose additional reporting and monitoring requirements, require higher capital and margin requirements and require that certain trades be executed through clearinghouses.

With respect to deposit insurance, the Dodd-Frank Act broadens the base for FDIC insurance assessments which we expect will increase our FDIC insurance premiums and permanently increases the deposit insurance limit to $250,000 per depositor. Under the Dodd-Frank Act the FDIC will insure the full balance of non-interest bearing transaction accounts through January 1, 2013, replacing the TAGP at the end of 2010. The Dodd-Frank Act also repeals the prohibition on banks’ payment of interest on demand deposit accounts of commercial clients beginning one year from the date of enactment, and the market impact of this change is not yet known.

Another significant aspect of the Dodd-Frank Act that will affect us is the creation of a new Bureau of Consumer Financial Protection with broad powers to supervise and enforce consumer protection laws. The Bureau will have broad rule-making authority for a wide range of consumer protection laws that apply to all banks, including the authority to prohibit “unfair, deceptive or abusive” acts and practices.

No assurance can be given as to the ultimate effect that the Dodd-Frank Act or any of its provisions will have on our business, financial condition and results of operations, the financial services industry or the economy.

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

The following table summarizes purchases we made during the quarter ended June 30, 2010 in the administration of our employee share-based compensation plans. Under the terms of these plans, we accept shares of common stock from option holders if they elect to surrender previously-owned shares upon exercise of options to cover the exercise price or, in the case of both restricted shares of common stock or stock options, the withholding of shares to satisfy tax withholding obligations associated with the vesting of restricted shares or exercise of stock options.

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs
April 1 – April 30, 2010	15,016	$14.49	—	—
May 1 – May 31, 2010	8,654	13.47	—	—
June 1 – June 30, 2010	7,344	10.21	—	—

Total	31,014	$13.19	—	—

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. [Removed and Reserved]

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Documents

3.1	Amended and Restated Certificate of Incorporation of PrivateBancorp, Inc., dated June 24, 1999, as amended, is incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q (File No. 000-25887) filed on May 14, 2003.

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of PrivateBancorp, Inc., as amended, dated June 17, 2009, is incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-34066) filed on June 19, 2009.

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of PrivateBancorp, Inc., as amended, dated June 15, 2010.

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of PrivateBancorp, Inc., as amended, dated June 17, 2009, amending and restating the Certificate of Designations of the Series A Junior Non-Voting Preferred Stock of PrivateBancorp, Inc., is incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K (File No. 001-34066) filed on June 19, 2009.

3.5	Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series B, dated January 28, 2009 is incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-34066) filed on February 3, 2009.

3.6	Amended and Restated By-laws of PrivateBancorp, Inc. are incorporated herein by reference to Exhibit 3.5 to the Annual Report on Form 10-K (File No. 001-34066) filed on March 1, 2010.

4.1	Certain instruments defining the rights of the holders of long-term debt of PrivateBancorp, Inc. and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of PrivateBancorp, Inc. and its subsidiaries on a consolidated basis, have not been filed as exhibits. PrivateBancorp, Inc. hereby agrees to furnish a copy of any of these agreements to the Securities and Exchange Commission upon request.

4.2	Form of Preemptive and Registration Rights Agreement dated as of November 26, 2007 is incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-34066) filed on November 27, 2007.

4.3	Amendment No. 1 to Preemptive and Registration Rights Agreement dated as of June 17, 2009 by and among PrivateBancorp, Inc., GTCR Fund IX/A, L.P., GTCR Fund IX/B, L.P., and GTCR Co-Invest III, L.P., is incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-34066) filed on June 19, 2009.

4.4	Warrant dated January 30, 2009, as amended, issued by PrivateBancorp, Inc. to the United States Department of the Treasury to purchase shares of common stock of PrivateBancorp, Inc. is herein incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K (File No. 001-34066) filed on February 3, 2009.

10.1	Form of Amendment to Term Sheet Agreement, dated as of May 27, 2010, by and between PrivateBancorp, Inc. and the Chairman of the Board of The PrivateBank and Trust Company.

11.1	Statement re: Computation of Per Share Earnings – The computation of basic and diluted earnings per share is included in Note 12 of the Company’s Notes to Consolidated Financial Statements included in “Item 7. Financial Statements” of this report on Form 10-Q.

15.1	Acknowledgment of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(1)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Report of Independent Registered Public Accounting Firm.

101	The following financial statements from the PrivateBancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed on August 6 2010, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated statements of financial condition, (ii) consolidated statements of income, (iii) consolidated statements of changes in equity, (iv) consolidated statements of cash flows, and (v) the notes to consolidated financial statements.

(1)	Furnished, not filed.

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

Date: August 6, 2010