Form 10-Q
period 2010-09-30
PRIVATEBANCORP, INC
filed 2010-11-09
CIK 889936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☑    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No ☑

As of November 3, 2010, there were 71,382,147 shares of the issuer’s voting and non-voting common stock, without par value, outstanding.

PRIVATEBANCORP, INC.

FORM 10-Q

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PRIVATEBANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Amounts in thousands, except share data)

	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$144,298	$320,160
Federal funds sold and other short-term investments	532,637	218,935
Loans held for sale	44,271	28,363
Securities available-for-sale, at fair value	2,033,527	1,569,541
Non-marketable equity investments	25,587	29,413
Loans – excluding covered assets, net of unearned fees	8,992,129	9,046,625
Allowance for loan losses	(223,392)	(221,688)

Loans, net of allowance for loan losses and unearned fees	8,768,737	8,824,937
Covered assets	419,865	502,034
Allowance for covered asset losses	(12,174)	(2,764)

Covered assets, net of allowance for covered asset losses	407,691	499,270
Other real estate owned	90,944	41,497
Premises, furniture, and equipment, net	42,347	41,344
Accrued interest receivable	34,697	35,562
Investment in bank owned life insurance	48,950	47,666
Goodwill	94,633	94,671
Other intangible assets	17,242	18,485
Derivative assets	128,891	71,540
Other assets	169,513	191,200

Total assets	$12,583,965	$12,032,584

Liabilities
Demand deposits:
Non-interest-bearing	$2,173,419	$1,840,900
Interest-bearing	614,049	752,728
Savings deposits and money market accounts	5,039,970	4,053,975
Brokered deposits	1,241,366	1,566,139
Time deposits	1,461,668	1,678,172

Total deposits	10,530,472	9,891,914
Short-term borrowings	179,651	214,975
Long-term debt	439,566	533,023
Accrued interest payable	7,603	9,673
Derivative liabilities	132,594	71,958
Other liabilities	48,940	75,425

Total liabilities	11,338,826	10,796,968

Equity
Preferred stock - no par value; authorized 1 million shares
Series B - $1,000 liquidation value: issued and outstanding: 243,815 shares 2010 and 2009	238,542	237,487
Common stock – no par value, $1.00 stated value
Voting, authorized: 2010 – 174,000,000 shares; 2009 – 84,000,000 shares issued: 2010 – 68,428,000 shares, 2009 – 68,333,000 shares; outstanding: 2010 – 67,850,000 shares, 2009 – 67,796,000 shares	67,121	66,908
Nonvoting, authorized: 5 million shares 2010 and 2009; issued and outstanding 3,536,000 shares 2010 and 2009	3,536	3,536
Treasury stock, at cost: 2010 – 578,000 voting shares; 2009 – 537,000 voting shares	(19,023)	(18,489)
Additional paid-in capital	950,721	940,338
Retained earnings	(44,784)	(22,093)
Accumulated other comprehensive income, net of tax	48,776	27,896

Total stockholders’ equity	1,244,889	1,235,583

Noncontrolling interests	250	33

Total equity	1,245,139	1,235,616

Total liabilities and equity	$12,583,965	$12,032,584

See accompanying notes to consolidated financial statements.

PRIVATEBANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

(Unaudited)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Interest Income
Loans, including fees	$105,608	$107,749	$329,509	$296,690
Federal funds sold and other short-term investments	376	323	1,584	772
Securities:
Taxable	16,996	14,799	48,863	42,991
Exempt from Federal income taxes	1,661	1,797	5,131	5,435

Total interest income	124,641	124,668	385,087	345,888

Interest Expense
Interest-bearing demand deposits	675	932	2,446	1,798
Savings deposits and money market accounts	8,512	8,013	26,994	20,613
Brokered and time deposits	8,130	18,170	29,091	65,376
Short-term borrowings	1,297	1,649	4,126	6,481
Long-term debt	7,068	8,469	21,820	26,198

Total interest expense	25,682	37,233	84,477	120,466

Net interest income	98,959	87,435	300,610	225,422
Provision for loan and covered asset losses	41,435	90,016	159,375	129,342

Net interest income (loss) after provision for loan and covered assets losses	57,524	(2,581)	141,235	96,080

Non-interest Income
Wealth management	4,306	4,084	13,566	11,378
Mortgage banking	2,790	1,826	6,708	6,687
Capital markets products	3,104	(322)	7,495	14,741
Treasury management	4,406	3,067	12,295	6,782
Bank owned life insurance	428	444	1,283	1,286
Other income, service charges, and fees	5,297	4,093	14,161	9,741
Net securities gains (losses)	3,029	(309)	2,873	7,530
Early extinguishment of debt	—	—	—	(985)

Total non-interest income	23,360	12,883	58,381	57,160

Non-interest Expense
Salaries and employee benefits	34,412	23,212	111,286	92,633
Net occupancy expense	7,508	7,004	22,550	19,131
Technology and related costs	2,310	2,565	7,777	7,096
Marketing	2,039	2,500	6,504	6,275
Professional services	2,708	5,759	9,911	10,765
Investment manager expenses	581	581	1,859	1,746
Net foreclosed property expenses	3,075	2,454	8,164	3,865
Supplies and printing	292	295	904	1,029
Postage, telephone, and delivery	779	803	2,610	2,205
Insurance	7,113	4,603	18,186	17,592
Amortization of intangibles	413	547	1,243	1,201
Loan and collection expense	3,405	1,388	10,594	5,091
Other expenses	3,442	5,124	15,862	10,258

Total non-interest expense	68,077	56,835	217,450	178,887

Income (loss) before income taxes	12,807	(46,533)	(17,834)	(25,647)
Income tax provision (benefit)	4,786	(18,789)	(7,656)	(11,008)

Net income (loss)	8,021	(27,744)	(10,178)	(14,639)
Net income attributable to noncontrolling interests	71	66	217	183

Net income (loss) attributable to controlling interests	7,950	(27,810)	(10,395)	(14,822)
Preferred stock dividends and discount accretion	3,405	3,385	10,198	9,054

Net income (loss) available to common stockholders	$4,545	$(31,195)	$(20,593)	$(23,876)

Per Common Share Data
Basic	$0.06	$(0.68)	$(0.29)	$(0.62)
Diluted	$0.06	$(0.68)	$(0.29)	$(0.62)
Common dividends per share	$0.010	$0.010	$0.03	$0.030
Weighted-average shares outstanding	70,067	46,047	69,999	38,756
Weighted-average diluted shares outstanding	70,097	46,047	69,999	38,756

See accompanying notes to consolidated financial statements.

PRIVATEBANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts in thousands, except per share data)

(Unaudited)

	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-controlling Interests	Total

Balance at January 1, 2009	$58,070	$32,468	$(17,285)	$482,347	$22,365	$27,568	$33	$605,566
Comprehensive Income:
Net loss	—	—	—	—	(14,822)	—	183	(14,639)
Other comprehensive income (1)	—	—	—	—	—	10,593	—	10,593

Total comprehensive loss								(4,046)
Cash dividends:
Common stock ($0.03 per share)	—	—	—	—	(1,237)	—	—	(1,237)
Preferred stock	—	—	—	—	(8,166)	—	—	(8,166)
Issuance of preferred stock	236,257	—	—	—	—	—	—	236,257
Issuance of common stock	—	11,867	—	204,397	—	—	—	216,264
Conversion of preferred stock to common stock	(58,070)	1,951	—	56,116	—	—	—	(3)
Issuance of common stock warrants	—	—	—	7,558	—	—	—	7,558
Accretion of preferred stock discount	888	—	—	—	(888)	—	—	—
Common stock issued under benefit plans	—	307	—	738	—	—	—	1,045
Excess tax benefit from shared-based compensation	—	—	—	(824)	—	—	—	(824)
Stock repurchased in connection with benefit plans	—	—	(1,142)	—	—	—	—	(1,142)
Share-based compensation expense	—	—	—	17,247	—	—	—	17,247

Balance at September 30, 2009	$237,145	$46,593	$(18,427)	$767,579	$(2,748)	$38,161	$216	$1,068,519

Balance at January 1, 2010	$237,487	$70,444	$(18,489)	$940,338	$(22,093)	$27,896	$33	$1,235,616
Comprehensive Income:
Net (loss) income	—	—	—	—	(10,395)	—	217	(10,178)
Other comprehensive income (1)	—	—	—	—	—	20,880	—	20,880

Total comprehensive income								10,702
Cash dividends:
Common stock ($0.03 per share)	—	—	—	—	(2,098)	—	—	(2,098)
Preferred stock	—	—	—	—	(9,143)	—	—	(9,143)
Issuance of common stock		—	—	(5)	—	—	—	(5)
Accretion of preferred stock discount	1,055	—	—	—	(1,055)	—	—	—
Common stock issued under benefit plans	—	208	—	2	—	—	—	210
Shortfall tax benefit from shared-based compensation	—	—	—	(2,076)	—	—	—	(2,076)
Stock repurchased in connection with benefit plans	—	—	(534)	—	—	—	—	(534)
Share-based compensation expense	—	5	—	12,462	—	—	—	12,467

Balance at September 30, 2010	$238,542	$70,657	$(19,023)	$950,721	$(44,784)	$48,776	$250	$1,245,139

(1)	Net of taxes and reclassification adjustments.

See accompanying notes to consolidated financial statements.

PRIVATEBANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Operating Activities
Net loss	$(10,395)	$(14,822)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan and covered asset losses	159,375	129,342
Depreciation of premises, furniture, and equipment	5,795	4,703
Net amortization of premium on securities	5,114	1,051
Net gains on securities	(2,873)	(7,530)
Net losses (gains) on sale of other real estate owned	1,028	(979)
Net accretion of discount on covered assets	(17,410)	(4,302)
Bank owned life insurance income	(1,283)	(1,286)
Net (decrease) increase in deferred loan fees	(730)	6,344
Share-based compensation expense	12,793	17,041
Net increase in deferred income taxes	(12,419)	(39,206)
Net amortization of other intangibles	1,243	1,201
Change in loans held for sale	(15,908)	5,509
Fair market value adjustments on derivatives	3,285	(185)
Net decrease (increase) in accrued interest receivable	865	(1,580)
Net decrease in accrued interest payable	(2,070)	(25,572)
Net decrease in other assets	23,773	5,442
Net decrease in other liabilities	(27,050)	(8,356)

Net cash provided by operating activities	123,133	66,815

Investing Activities
Securities:
Proceeds from maturities, repayments, and calls	295,497	258,730
Proceeds from sales	197,841	256,967
Purchases	(929,725)	(541,941)
Net loan principal advanced	(191,531)	(1,064,784)
Cash and cash equivalents received in an FDIC-assisted acquisition	—	46,460
Net decrease in covered assets	107,103	25,108
Proceeds from sale of other real estate owned	45,733	21,370
Net purchases of premises, furniture, and equipment	(6,798)	(3,285)

Net cash used in investing activities	(481,880)	(1,001,375)

Financing Activities
Net increase in deposit accounts	638,558	775,638
Net (decrease) increase in short-term borrowings	(2,324)	65,297
Proceeds on FHLB advances	—	100,000
Repayment of FHLB advances	(126,000)	(156,000)
Proceeds from the issuance of preferred stock and common stock warrant	—	243,815
(Payments for) proceeds from issuance of common stock	(5)	216,264
Stock repurchased in connection with benefit plans	(534)	(1,142)
Cash dividends paid	(11,242)	(7,877)
Exercise of stock options and restricted share activity	210	1,045
Shortfall tax benefit from exercise of stock options and release of restricted share activity	(2,076)	(824)

Net cash provided by financing activities	496,587	1,236,216

Net increase in cash and cash equivalents	137,840	301,656

Cash and cash equivalents at beginning of year	539,095	230,235

Cash and cash equivalents at end of period	$676,935	$531,891

Cash paid during period for:

Interest	$86,547	$146,038

Income taxes	$6,552	$23,307

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

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with GAAP and reflect all adjustments that are, in the opinion of management, necessary for the fair presentation of the financial position and results of operations for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the quarter and the nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

In preparing the consolidated financial statements, we have considered the impact of events occurring subsequent to September 30, 2010 for potential recognition or disclosure in this quarterly report on Form 10-Q.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Modification of a Loan Included in a Pool Accounted for as a Single Asset – On July 1, 2010, we adopted new accounting guidance issued by the FASB related to modifications of loans that are accounted for within a pool under accounting standards for loans and debt securities acquired with deteriorated credit quality. This guidance states that a modified loan within a pool of purchased, credit-impaired loans that are accounted for as a single asset should remain in the pool even if the modification would otherwise be considered a troubled debt restructuring. The amended guidance continues to require that an entity consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. No additional disclosures are required as a result of this new guidance and its adoption did not have a material impact on our financial position, consolidated results of operations or liquidity position.

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

3. SECURITIES

Securities Portfolio

(Amounts in thousands)

	September 30, 2010				December 31, 2009
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Securities Available-for-Sale
U.S. Treasury	$—	$—	$—	$—	$16,758	$212	$—	$16,970
U.S. Agencies	10,189	286	—	10,475	10,292	23	—	10,315
Collateralized mortgage obligations	520,656	17,189	—	537,845	168,974	7,410	(20)	176,364
Residential mortgage - backed securities	1,250,641	48,993	(144)	1,299,490	1,162,924	30,389	(1,595)	1,191,718
State and municipal	172,858	12,359	—	185,217	165,828	8,451	(105)	174,174
Foreign sovereign debt	500	—	—	500	—	—	—	—

Total	$1,954,844	$78,827	$(144)	$2,033,527	$1,524,776	$46,485	$(1,720)	$1,569,541

Non-marketable Equity Securities
FHLB stock	$22,296	$—	$—	$22,296	$22,791	$—	$—	$22,791
Other	3,291	—	—	3,291	6,622	—	—	6,622

Total	$25,587	$—	$—	$25,587	$29,413	$—	$—	$29,413

Non-marketable equity securities primarily include Federal Reserve Bank (“FRB”) stock and Federal Home Loan Bank (“FHLB”) stock. Our participating subsidiary banks are required to maintain these equity securities as a member of both the FRB and FHLB, or as successor to former member subsidiary banks which have merged into a non-member subsidiary bank, and in amounts as required by the institutions. These equity securities are “restricted” in that they can only be sold back to the respective institutions or another member institution at par. Therefore, they are less liquid than other tradable equity securities. Their fair value is estimated to be cost, and no other-than-temporary impairments have been recorded on these securities during 2010 or 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The carrying value of securities available-for-sale, which were pledged to secure public deposits, trust deposits, FHLB Advances, or for other purposes as permitted or required by law, totaled $802.0 million at September 30, 2010 and $726.8 million at December 31, 2009.

Excluding securities issued or backed by the U.S. Government and its agencies and U.S. Government-sponsored enterprises, there were no investments in securities from one issuer that exceeded 10% of consolidated equity at September 30, 2010 or December 31, 2009.

The following table presents the aggregate amount of unrealized losses and the aggregate related fair values of securities with unrealized losses as of September 30, 2010 and December 31, 2009. The securities presented are grouped according to the time periods during which the securities have been in a continuous unrealized loss position.

Securities In Unrealized Loss Position

(Amounts in thousands)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
As of September 30, 2010
Collateralized mortgage obligations	$6	$—	$—	$—	$6	$—
Residential mortgage-backed securities	121,675	(144)	—	—	121,675	(144)

Total	$121,681	$(144)	$—	$—	$121,681	$(144)

As of December 31, 2009
Collateralized mortgage obligations	$3,617	$(20)	$—	$—	$3,617	$(20)
Residential mortgage-backed securities	334,903	(1,595)	—	—	334,903	(1,595)
State and municipal	8,176	(105)	—	—	8,176	(105)

Total	$346,696	$(1,720)	$—	$—	$346,696	$(1,720)

There were no securities in an unrealized loss position for greater than 12 months at September 30, 2010 and December 31, 2009. The unrealized losses reported for residential mortgage-backed securities were caused primarily by changes in interest rates with the contractual cash flows of these investments guaranteed by either U.S. Government agencies or by U.S. Government-sponsored enterprises.

Since the declines in fair value on these securities are attributable primarily to changes in interest rates, and because we do not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at September 30, 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Remaining Contractual Maturity of Securities

(Amounts in thousands)

	September 30, 2010
	Amortized Cost	Fair Value

U.S. Agencies, state and municipals and foreign sovereign debt securities

One year or less	$1,408	$1,414
One year to five years	33,249	35,027
Five years to ten years	95,693	102,372
After ten years	53,197	57,379
All other securities
Collateralized mortgage obligations	520,656	537,845
Residential mortgage-backed securities	1,250,641	1,299,490
Non-marketable equity securities	25,587	25,587

Total	$1,980,431	$2,059,114

Securities Gains (Losses)

(Amounts in thousands)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Proceeds from sales	$167,946	$119,650	$197,841	$256,967

Gross realized gains	3,215	479	4,154	8,431
Gross realized losses	(186)	(788)	(1,281)	(901)

Net realized gains (losses)	$3,029	$(309)	$2,873	$7,530

Income tax provision (benefit) on net realized gains (losses)	$1,161	$(117)	$1,097	$2,861

Refer to Note 11 for additional details of the securities available-for-sale portfolio and the related impact of unrealized gains (losses) thereon.

4. LOANS

Loan Portfolio (excluding covered assets) (1)

(Amounts in thousands)

	September 30, 2010	December 31, 2009
Commercial and industrial	$3,850,498	$3,572,695
Owner-occupied commercial real estate	1,150,267	1,153,176

Total commercial	5,000,765	4,725,871

Commercial real estate	2,192,374	2,184,001
Commercial real estate – multifamily	471,989	553,473

Total commercial real estate	2,664,363	2,737,474

Construction	528,469	727,487
Residential real estate	324,434	319,463
Home equity	197,977	220,025
Personal	276,121	316,305

Total loans	$8,992,129	$9,046,625

Deferred loan fees included in total loans	$28,847	$29,577
Overdrawn demand deposits included in total loans	$2,131	$5,486

(1)	Refer to Note 6 for a detailed discussion regarding covered assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

We primarily lend to businesses and consumers in the markets in which we operate. We seek to diversify our loan portfolio by loan type, industry, and borrower.

Carrying Value of Loans Pledged

(Amounts in thousands)

	September 30, 2010	December 31, 2009
Loans pledged to secure:
Federal Reserve Bank discount window borrowings	$2,784,537	$2,594,710
Federal Home Loan Bank advances	231,116	318,842

Total	$3,015,653	$2,913,552

Impaired, Nonperforming and Restructured Loans

A loan is considered impaired when, based on current information and events, management believes that it is probable that it will be unable to collect all amounts due (both principal and interest) according to the contractual terms of the loan agreement. Impaired loans include nonaccrual loans and loans classified as a troubled debt restructuring. Once a loan is determined to be impaired, the amount of impairment is measured based on the loan’s observable fair value, fair value of the underlying collateral less selling costs if the loan is collateral dependent, or the present value of expected future cash flows discounted at the loan’s effective interest rate.

If the measurement of the impaired loan is less than the recorded investment in the loan (including accrued interest, net of deferred loan fees and costs and unamortized premium or discount), impairment is recognized by creating a specific valuation reserve as a component of the allowance for loan losses.

Loans are designated as nonaccrual: (a) when either principal or interest payments are 90 days or more past due based on contractual terms unless the loan is sufficiently collateralized such that full repayment of both principal and interest is expected and is in the process of collection; or (b) when an analysis of a borrower’s creditworthiness indicates a credit should be placed on nonaccrual status.

A loan is classified as a troubled debt restructured when a borrower is experiencing financial difficulties that leads to a restructuring of the loan, and the Company grants concessions to the borrower in the restructuring that it would not otherwise consider. These concessions may include rate reductions, principal forgiveness, extension of maturity date and other actions intended to minimize potential losses. Generally, a nonaccrual loan that is restructured remains on nonaccrual for a period of six months to demonstrate that the borrower can meet the restructured terms. However, the borrower’s performance prior to the restructuring or other significant events at the time of the restructuring may be considered in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual status after a shorter performance period or concurrent with the restructuring. In this case, the loan will be reported as a “restructured loan accruing interest”. If the borrower’s performance under the new terms is not reasonably assured, the loan remains classified as a nonaccrual loan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Impaired, Nonperforming and Restructured Loans (excluding covered assets) (1)

(Amounts in thousands)

	September 30, 2010	December 31, 2009
Impaired loans:
Impaired loans with valuation reserve required (2)	$253,367	$215,266
Impaired loans with no valuation reserve required	178,448	180,181

Total impaired loans	$431,815	$395,447

Nonperforming loans:
Nonaccrual loans	$371,156	$395,447
Loans past due 90 days and still accruing interest	—	—

Total nonperforming loans	$371,156	$395,447

Restructured loans accruing interest	$60,659	$—

Valuation reserve related to impaired loans	$68,716	$65,760
Average impaired loans (3)	$411,052	$246,517
Interest income forgone on impaired loans (4)	$13,409	$11,237

(1)	Refer to Note 6 for a detailed discussion regarding covered assets.
(2)

These impaired loans require a valuation reserve because the estimated fair value of the loans or underlying collateral is less than the recorded investment in the loans. The related required valuation reserve is presented separately in the table.

(3)	Average impaired loans for the nine months ended September 30, 2010 and year ended December 31, 2009.
(4)	Represents estimated interest for the nine months ended September 30, 2010 and full year 2009 based on the average loan portfolio yield for the respective period.

At September 30, 2010, there were no commitments to lend additional funds to debtors whose loan terms have been modified in a troubled debt restructuring.

5. ALLOWANCE FOR LOAN LOSSES AND RESERVE FOR UNFUNDED COMMITMENTS

Allowance for Loan Losses (excluding covered assets) (1)

(Amounts in thousands)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Balance at beginning of period	$232,411	$140,088	$221,688	$112,672
Loans charged-off	(50,622)	(40,142)	(159,992)	(59,759)
Recoveries of loans previously charged-off	1,572	2,829	4,207	10,536

Net loans charged-off	(49,050)	(37,313)	(155,785)	(49,223)
Provision for loan losses	40,031	90,016	157,489	129,342

Balance at end of period	$223,392	$192,791	$223,392	$192,791

(1)	Refer to Note 6 for a detailed discussion regarding covered assets.

At September 30, 2010 and December 31, 2009, $68.7 million and $65.8 million, respectively, of the total allowance for loan losses were specifically allocated to loans deemed impaired. Refer to Note 4 for additional information regarding impaired loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Reserve for Unfunded Commitments (excluding covered assets) (1)

(Amounts in thousands)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Balance at beginning of period	$5,817	$939	$1,452	$840
Provision for unfunded commitments	(550)	361	3,815	460

Balance at end of period	$5,267	$1,300	$5,267	$1,300

Unfunded commitments, excluding covered assets, at period end	$3,891,922	$3,733,950

(1)	Refer to Note 6 for a detailed discussion regarding covered assets.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Covered Assets

(Amounts in thousands)

	September 30, 2010				December 31, 2009
	Purchased Impaired Loans	Purchased Nonimpaired Loans	Other Assets	Total	Purchased Impaired Loans	Purchased Nonimpaired Loans	Other Assets	Total
Commercial loans	$12,129	$42,788	$—	$54,917	$13,390	$65,495	$—	$78,885
Commercial real estate loans	72,793	137,349	—	210,142	78,378	147,746	—	226,124
Residential mortgage loans	433	57,470	—	57,903	289	59,858	—	60,147
Consumer installment and other	2,532	9,164	353	12,049	2,083	10,847	508	13,438
Foreclosed real estate	—	—	15,402	15,402	—	—	14,770	14,770
Asset in lieu	—	—	581	581	—	—	560	560
Estimated loss reimbursement by the FDIC	—	—	68,871	68,871	—	—	108,110	108,110

Total covered assets	87,887	246,771	85,207	419,865	94,140	283,946	123,948	502,034
Allowance for covered asset losses	(7,929)	(4,245)	—	(12,174)	(755)	(2,009)	—	(2,764)

Net covered assets	$79,958	$242,526	$85,207	$407,691	$93,385	$281,937	$123,948	$499,270

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

For purchased impaired loans, the excess of cash flows expected at the acquisition date over the estimated fair value is referred to as the accretable yield and is recognized into interest income over the remaining life of the loan using the constant effective yield method when there is a reasonable expectation about amount and timing of such cash flows. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the non-accretable difference. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses, resulting in an increase to the allowance for covered asset losses, and a reclassification from accretable yield to nonaccretable differences. Subsequent increases in cash flows result in a recovery of any previously recorded allowance for covered assets, to the extent applicable, and a reclassification of the difference from nonaccretable to accretable with a positive impact on interest income. At September 30, 2010, there was a $7.9 million allowance for covered asset losses related to the purchased impaired loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

For purchased nonimpaired loans, differences between the purchase price and the unpaid principal balance at the date of acquisition are recorded in interest income over the life of the loan using a constant effective yield method. Decreases in expected cash flows after the purchase date are recognized by recording an additional allowance for loan losses. At September 30, 2010, there was a $4.3 million allowance for covered asset losses related to the purchased nonimpaired loans.

During the first nine months of 2010, we recorded a $1.9 million provision for covered asset losses, representing our 20% non-reimbursable portion under the loss share agreement, resulting in a $12.2 million allowance for covered asset losses at September 30, 2010. There was no allowance for covered assets at September 30, 2009 or provision for covered asset losses for the nine months ended September 30, 2009.

Disposals of loans or foreclosed property, which may include sales of such, result in removal of the asset from the covered asset portfolio at its carrying amount.

Changes in the carrying amount and accretable yield for loans that evidenced deterioration at the acquisition date were as follows for the quarter and nine months ended September 30, 2010.

Change in Purchased Impaired Loans Accretable Yield and Carrying Amount

(Amounts in thousands)

	Quarter Ended September 30, 2010		Nine Months Ended September 30, 2010
	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans

Balance at beginning of period	$38,797	$91,302	$34,790	$94,140
Purchases – fair value of the loans at acquisition	—	—	—	—
Payments received	—	(2,626)	—	(8,580)
Charge-offs/disposals	(2,990)	(2,990)	(5,517)	(5,446)
Reclassifications (to) from nonaccretable difference, net	(10,850)	—	1,256	—
Accretion	(2,201)	2,201	(7,773)	7,773

Balance at end of period	$22,756	$87,887	$22,756	$87,887

7. GOODWILL AND OTHER INTANGIBLE ASSETS

Carrying Amount of Goodwill by Operating Segment

(Amounts in thousands)

	September 30, 2010	December 31, 2009
Banking	$81,755	$81,755
Wealth Management	12,878	12,916
Holding Company Activities	—	—

Total goodwill	$94,633	$94,671

Goodwill is not amortized but, instead, is subject to impairment tests at least on an annual basis or more often if events or circumstances indicate that there may be impairment. Our annual goodwill impairment test will be completed during the fourth quarter 2010. During the third quarter 2010, there were no events or circumstances to indicate there may be impairment of goodwill.

Goodwill decreased by $38,000 during the first nine months of 2010 due to an adjustment for tax benefits associated with the goodwill attributable to Lodestar Investment Counsel, LLC (“Lodestar”), an investment management firm and partially-owned subsidiary of the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Other Intangible Assets

(Amounts in thousands)

	Gross Carrying Amount		Accumulated Amortization		Net Carrying Amount
	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009
Core deposit intangible.	$18,093	$18,093	$3,845	$3,084	$14,248	$15,009
Client relationships	4,900	4,900	2,070	1,772	2,830	3,128
Assembled workforce	736	736	572	388	164	348

Total	$23,729	$23,729	$6,487	$5,244	$17,242	$18,485

Amortization expense totaled $413,000 and $547,000 for the quarters ended September 30, 2010 and 2009, respectively. For the nine months ended September 30, 2010 and 2009, amortization expense totaled $1.2 million, respectively. The weighted average remaining life as of September 30, 2010 was 6 years for core deposit intangibles, 9 years for client relationships and 1 year for assembled workforce intangibles.

Scheduled Amortization of Other Intangible Assets

(Amounts in thousands)

Total
Year ending December 31,
2010:
Remaining three months	$402
2011	1,487
2012	2,673
2013	3,101
2014	3,190
2015 and thereafter	6,389

Total	$17,242

8. SHORT-TERM BORROWINGS

Summary of Short-term Borrowings

(Amounts in thousands)

	September 30, 2010		December 31, 2009
	Amount	Rate	Amount	Rate
Securities sold under agreements to repurchase	$—	—	$3,975	0.60%
Federal Home Loan Bank advances	178,000	3.14%	211,000	2.74%
Other	1,651	6.00%	—	—

Total short-term borrowings	$179,651		$214,975

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

Our subsidiary banks had unused overnight fed funds borrowings available for use of $95.0 million at September 30, 2010 and $376.0 million at December 31, 2009. Our total availability of overnight fed fund borrowings is not a committed line of credit and is dependent upon lender availability. At September 30, 2010, we also had $1.6 billion in borrowing capacity with no borrowings outstanding through the Federal Reserve Bank discount window’s primary credit program. Our borrowing capacity changes each quarter subject to available collateral and FRB discount factors.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Federal Home Loan Bank (“FHLB”) advances are secured by qualifying residential and multi-family mortgages, state and municipal bonds and mortgage-related securities. FHLB advances reported as short-term borrowings represent advances with a remaining maturity of one year or less. Our short-term FHLB advances have a weighted average interest rate of 3.14% at September 30, 2010 and 2.74% at December 31, 2009, payable monthly. At September 30, 2010, the weighted average remaining maturity of FHLB short-term advances was 5 months.

9. LONG-TERM DEBT

Long-Term Debt

(Amounts in thousands)

	September 30, 2010	December 31, 2009
Parent Company:
2.94% junior subordinated debentures due 2034 (1)(a)	$8,248	$8,248
2.00% junior subordinated debentures due 2035 (2)(a)	51,547	51,547
6.10% junior subordinated debentures due 2035 (3)(a)	41,238	41,238
10.00% junior subordinated debentures due 2068 (a)	143,760	143,760

Subtotal	244,793	244,793

Subsidiaries:
Federal Home Loan Bank advances	74,773	168,230
3.79% subordinated debt facility due 2015 (4)(b)	120,000	120,000

Subtotal	194,773	288,230

Total long-term debt	$439,566	$533,023

(1)	Variable rate in effect at September 30, 2010, based on three-month LIBOR + 2.65%.
(2)	Variable rate in effect at September 30, 2010, based on three-month LIBOR + 1.71%.
(3)	Rate remains in effect until December 15, 2010, then reverts to variable at three-month LIBOR + 1.50%.
(4)	Variable rate in effect at September 30, 2010, based on three-month LIBOR + 3.50%.
(a)	Currently, qualifies as Tier I capital for regulatory capital purposes and the capital qualification is grandfathered under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.
(b)

Currently, 80% of the balance qualifies as Tier II capital for regulatory capital purposes. Effective in the third quarter 2011 and annually thereafter, Tier II capital qualification will be reduced by 20% of the total balance outstanding.

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

Long-term advances from the FHLB had weighted-average interest rates of 2.97% at September 30, 2010 and at December 31, 2009. These advances, which had a combination of fixed and floating interest rates, were secured by qualifying residential and multi-family mortgages and state and municipal and mortgage-related securities. At September 30, 2010, the weighted average remaining maturities of FHLB long-term advances was 28 months.

The PrivateBank – Chicago has $120.0 million outstanding under a 7-year subordinated debt facility. The debt facility has a variable rate of interest based on LIBOR plus 3.50%, per annum, payable quarterly and re-prices quarterly. The debt may be prepaid at any time prior to maturity without penalty and is subordinate to any future senior indebtedness.

We reclassify long-term debt to short-term borrowings when the remaining maturity becomes less than one year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Scheduled Maturities of Long-Term Debt

(Amounts in thousands)

Total
Year ending December 31,
2011	$24,773
2012	35,000
2013	5,000
2014	2,000
2015 and thereafter	372,793

Total	$439,566

10. JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES HELD BY TRUSTS THAT ISSUED GUARANTEED CAPITAL DEBT SECURITIES

As of September 30, 2010, we sponsored and wholly owned 100% of the common equity of four trusts that were formed for the purpose of issuing Company-obligated mandatorily redeemable preferred securities (“Trust Preferred Securities”) to third-party investors and investing the proceeds from the sale of the Trust Preferred Securities solely in junior subordinated debt securities of the Company (the “Debentures”). The Debentures held by the trusts, which totaled $244.8 million, are the sole assets of each trust. Our obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The guarantee covers the distributions and payments on liquidation or redemption of the Trust Preferred Securities, but only to the extent of funds held by the trusts. We have the right to redeem the Debentures in whole or in part, on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date. We used the proceeds from the sales of the Debentures for general corporate purposes.

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

Common Shares, Preferred Securities, and Related Debentures

(Amounts and number of shares in thousands)

							Principal Amount of Debentures
	Issuance Date	Common Shares Issued	Trust Preferred Securities Issued (1)	Coupon Rate (2)	Earliest Redemption Date (on or after) (3)	Maturity	September 30, 2010	December 31, 2009

Bloomfield Hills Statutory Trust I	May 2004	$248	$8,000	2.94%	Jun. 17, 2009	Jun. 2034	$8,248	$8,248
PrivateBancorp Statutory Trust II	Jun. 2005	1,547	50,000	2.00%	Sep. 15, 2010	Sep. 2035	51,547	51,547
PrivateBancorp Statutory Trust III	Dec. 2005	1,238	40,000	6.10%	Dec. 15, 2010	Dec. 2035	41,238	41,238
PrivateBancorp Statutory Trust IV	May 2008	10	143,750	10.00%	Jun. 13, 2013	Jun. 2068	143,760	143,760

Total		$3,043	$241,750				$244,793	$244,793

(1)

The trust preferred securities accrue distributions at a rate equal to the interest rate and have a maturity identical to that of the related debentures. The trust preferred securities will be redeemed upon maturity of the related debentures.

(2)

Reflects the coupon rate in effect at September 30, 2010. The coupon rate for the Bloomfield Hills Statutory Trust I is a variable rate and is based on three month LIBOR plus 2.65% with distributions payable quarterly. The coupon rates for the PrivateBancorp Statutory Trusts II and III are fixed for the initial five years from issuance and thereafter at a variable rate based on three-month LIBOR plus 1.71% for Trust II and three-month LIBOR plus 1.50% for Trust III. The coupon rate for the PrivateBancorp Statutory Trust IV is fixed. Distributions are payable quarterly. We have the right to defer payment of interest on the debentures at any time or from time to time for a period not exceeding five years provided no extension period may extend beyond the stated maturity of the debentures. During such extension period, distributions on the trust preferred securities will also be deferred, and our ability to pay dividends on our common stock will be restricted.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

11. EQUITY

Comprehensive Income

Comprehensive income includes net income as well as certain items that are reported directly within a separate component of equity that are not considered part of net income. Currently, our accumulated other comprehensive income consists of the unrealized gains on securities available-for-sale.

Components of Other Comprehensive Income

(Amounts in thousands)

	Nine Months Ended September 30,
	2010			2009
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Securities available-for-sale:
Unrealized holding gains	$37,719	$14,496	$23,223	$25,152	$9,694	$15,458
Less: Reclassification of net gains included in net income	3,801	1,458	2,343	7,896	3,031	4,865

Net unrealized holding gains	$33,918	$13,038	$20,880	$17,256	$6,663	$10,593

Change in Accumulated Other Comprehensive Income

(Amounts in thousands)

Total Accumulated Other Comprehensive Income
Balance, December 31, 2008	$27,568
Nine months 2009 other comprehensive income	10,593

Balance, September 30, 2009	$38,161

Balance, December 31, 2009	$27,896
Nine months 2010 other comprehensive income	20,880

Balance, September 30, 2010	$48,776

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Basic and Diluted Earnings per Common Share

(Amounts in thousands, except per share data)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Basic earnings per share

Net income (loss) attributable to controlling interests	$7,950	$(27,810)	$(10,395)	$(14,822)
Preferred dividends and discount accretion of preferred stock	3,405	3,385	10,198	9,054

Net (loss) income available to common stockholders	4,545	(31,195)	(20,593)	(23,876)
Less: Earnings allocated to participating stockholders	99	—	47	—

Earnings allocated to common stockholders	$4,446	$(31,195)	(20,640)	$(23,876)

Weighted-average common shares outstanding	70,067	46,047	69,999	38,756
Basic earnings per common share	$0.06	$(0.68)	$(0.29)	$(0.62)

Diluted earnings per share

Earnings allocated to common stockholders (1)	$4,446	$(31,195)	(20,640)	$(23,876)
Weighted-average common shares outstanding (2):
Weighted-average common shares outstanding	70,067	46,047	69,999	38,756
Dilutive effect of stock awards	30	—	—	—
Dilutive effect of convertible preferred stock	—	—	—	—

Weighted-average diluted common shares outstanding	70,097	46,047	69,999	38,756

Diluted earnings per common share	$0.06	$(0.68)	(0.29)	$(0.62)

Antidilutive common stock equivalents not included in diluted earnings per common share computation (2)(3):

Stock options	3,342	5,419	3,481	5,419
Unvested stock/unit awards	757	1,700	1,548	1,700
Warrants related to the US Treasury Capital Purchase Program	645	1,290	645	1,290

Total antidilutive common stock equivalents	4,744	8,409	5,674	8,409

(1)

Earnings allocated to common stockholders for basic and diluted earnings per share may differ under the two-class method as a result of adding common stock equivalents for options and warrants to dilutive shares outstanding, which alters the ratio used to allocate earnings to common stockholders and participating securities for the purposes of calculating diluted earnings per share.

(2)

Due to the net loss available to common stockholders reported for the quarter ended September 30, 2009 and nine months ended September 30, 2010 and 2009, all potentially dilutive common stock equivalents were excluded from the diluted net loss per share computation as their inclusion would have been antidilutive.

(3)

For the quarter ended September 30, 2010, represents potentially dilutive common stock equivalents for which the exercise price for the stock options and warrants and fair value of non-vested restricted stock/units was greater than the average market price of our common stock during the period. Also, convertible debentures are considered antidilutive under the “if-converted” method.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

13. INCOME TAXES

Income Tax Provision Analysis

(Dollars in thousands)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Income (loss) before income taxes	$12,807	$(46,533)	$(17,834)	$(25,647)

Income tax provision (benefit):
Current income tax provision	9,923	9,275	4,763	28,198
Deferred income tax benefit	(5,137)	(28,064)	(12,419)	(39,206)

Total income tax provision (benefit)	$4,786	$(18,789)	$(7,656)	$(11,008)

Effective tax rate	37.4%	-40.4%	-42.9%	-42.9%

Net deferred tax assets totaled $103.4 million at September 30, 2010 and $108.8 million at December 31, 2009. Net deferred tax assets are included in other assets in the accompanying Consolidated Statements of Financial Condition and no valuation allowance is recorded. In assessing whether a deferred tax asset valuation allowance is needed, we considered the negative evidence associated with a cumulative pre-tax loss for financial statement purposes for the trailing three-year period. We also considered the positive evidence associated with taxable income generated in 2009 and year-to-date 2010, and reversing taxable temporary differences in future periods. Most significantly, however, we relied on our ability to generate future taxable income, exclusive of reversing temporary differences, over a relatively short time period.

In assessing our prospects for generating future pre-tax book income, we considered a number of factors, including: (a) our success in achieving strong operating income (pre-tax, pre-provision) results during 2009 and in the first nine months of 2010; (b) the Company’s return to profitability in the current quarter, (c) the concentration of credit losses in certain segments and vintages of our loan portfolio; and (d) our excess capital position relative to “well capitalized” regulatory standards and other industry benchmarks. These factors support our expectation of higher pre-tax earnings in future periods. We believe this in turn should give rise to taxable income levels (exclusive of reversing temporary differences) that more likely than not would be sufficient to realize the deferred tax assets over a short time period.

As of September 30, 2010, there was $1.1 million of unrecognized tax benefits relating to uncertain tax positions that would favorably impact the effective tax rate if recognized in future periods.

14. DERIVATIVE INSTRUMENTS

We are an end-user of certain derivative financial instruments, which we use to manage our exposure to interest rate and foreign exchange risks. We also use these instruments for client accommodation as we make a market in derivatives for our clients.

None of the end-user and client-related derivatives have been designated as hedging instruments. Both end-user and client related derivatives are recorded at fair value in the Consolidated Statements of Financial Condition as either derivative assets or derivative liabilities, with changes in their fair value recorded in current earnings. Refer to Table A below for the fair values of our derivative instruments on a gross basis as of September 30, 2010 and December 31, 2009, and where they are recorded in the Consolidated Statements of Financial Condition and Table B below for the related net gains/(losses) recognized during the quarter and nine months ended September 30, 2010 and 2009, and where they are recorded in the Consolidated Statements of Income.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

End-User Derivatives – We enter into derivatives that include commitments to fund certain mortgage loans to be sold into the secondary market and forward commitments for the future delivery of residential mortgage loans. It is our practice to enter into forward commitments for the future delivery of fixed rate residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates on our commitments to fund the loans as well as on our portfolio of mortgage loans held-for-sale. At September 30, 2010, we had approximately $82.8 million of interest rate lock commitments and $127.1 million of forward commitments for the future delivery of residential mortgage loans with rate locks at rates consistent with the lock commitment.

We are also exposed at times to foreign exchange risk as a result of issuing loans in which the principal and interest are settled in a currency other than US dollars. Currently our exposure is to the British pound on $4.8 million of loans and we manage this risk by using currency forward derivatives.

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

To accommodate our loan clients, we occasionally enter into risk participation agreements (RPAs) with counterparty banks to either accept or transfer a portion of the credit risk related to their interest rate derivatives. This allows clients to execute an interest rate derivative with one bank while allowing for distribution of the credit risk between participating members. We have entered into written RPAs in which we accept a portion of the credit risk associated with a loan client’s interest rate derivative in exchange for a fee. At September 30, 2010 and December 31, 2009, written RPAs had remaining terms to maturity ranging from less than one year to five years and one to four years, respectively. We manage this credit risk through our loan underwriting process and when appropriate the RPA is backed by collateral provided by our clients under their loan agreement.

The current payment/performance risk of written RPAs is assessed using internal risk ratings, which range from 1 to 8 with the latter representing the highest credit risk. The risk rating is based on several factors including the financial condition of the RPA’s underlying derivative counterparty, present economic conditions, performance trends, leverage, and liquidity. As of September 30, 2010 and December 31, 2009, written RPAs were assigned a risk rating of between 3 and 7.

The maximum potential amount of future undiscounted payments that we could be required to make under our written risk participation agreements is approximately $2.5 million and $4.9 million at September 30, 2010 and December 31, 2009, respectively. This assumes that the underlying derivative counterparty defaults and that the floating interest rate index of the underlying derivative remains at zero percent. In the event that we would have to pay out any amounts under our RPAs, we will seek to recover these from assets that our clients pledged as collateral for the derivative and the related loan. We believe that proceeds from the liquidation of the collateral will cover approximately 74% and 61% of the maximum potential amount of future payments under our outstanding RPAs at September 30, 2010 and December 31, 2009, respectively. At September 30, 2010 and December 31, 2009, the fair value of written RPAs totaled ($30,400) and ($101,100), respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Table A

Consolidated Statement of Financial Condition Location of and

Fair Value of Derivative Instruments Not Designated in Hedging Relationship

(Amounts in thousands)

	Asset Derivatives				Liability Derivatives
	September 30, 2010		December 31, 2009		September 30, 2010		December 31, 2009
	Notional/ Contract Amount(1)	Fair Value	Notional/ Contract Amount	Fair Value	Notional/ Contract Amount(1)	Fair Value	Notional/ Contract Amount(1)	Fair Value
Capital markets group derivatives (2):
Interest rate contracts	$2,973,314	$129,750	$2,759,586	$75,728	$2,973,314	$134,007	$2,759,586	$76,475
Foreign exchange contracts	146,145	5,914	127,067	3,803	146,145	5,331	127,067	3,374
Credit contracts	4,533	1	4,629	1	54,795	30	81,537	101

Subtotal		135,665		79,532		139,368		79,950
Netting adjustments(3)		(6,774)		(7,992)		(6,774)		(7,992)

Subtotal		$128,891		$71,540		$132,594		$71,958

Other derivatives(4):
Foreign exchange derivatives	$139	$—	$3,439	$96	$4,734	$94	$—	$—

Mortgage banking derivatives		55		557		58		445

Subtotal		55		653		152		445

Total derivatives		$128,946		$72,193		$132,746		$72,403

(1)	The weighted average notional amounts are shown for interest rate and credit contracts.
(2)	Capital market group asset and liability derivatives are reported as Derivative assets and Derivative liabilities on the Consolidated Statement of Financial Condition, respectively.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Table B

Consolidated Statement of Income Location of and Gain (Loss) Recognized

on Derivative Instruments Not Designated in Hedging Relationship

(Amounts in thousands)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Gain (loss) on derivatives recognized in capital markets products income:
Interest rate contracts	$1,924	$(846)	$4,075	$13,141
Foreign exchange contracts	1,134	509	3,337	1,600
Credit contracts	46	15	83	—

Total capital markets group derivatives	$3,104	$(322)	$7,495	$14,741

(Loss) gain on other derivatives recognized in other income, service charges and fees:
Foreign exchange derivatives	$(233)	$90	$(6)	$(249)
Mortgage banking derivatives	36	(24)	(3)	49

Total other derivatives	(197)	66	(9)	(200)

Total derivatives	$2,907	$(256)	$7,486	$14,541

Certain of our derivative contracts contain embedded credit risk contingent features that if triggered either allow the derivative counterparty to terminate the derivative or require additional collateral. These contingent features are triggered if we do not meet specified financial performance indicators such as capital or credit ratios.

The aggregate fair value of all derivatives and RPA transactions subject to credit risk contingency features that are in a net liability position on September 30, 2010 and December 31, 2009, totaled $85.1 million and $50.2 million, respectively, for which we have posted collateral of $86.2 million and $56.4 million, respectively, in the normal course of business. If the credit risk contingency features were triggered on September 30, 2010 and December 31, 2009, we would be required to post an additional $2.0 million and $1.0 million, respectively, of collateral to our derivative counterparties and immediately settle outstanding derivative instruments for $66.7 million and $33.9 million, respectively, not taking into account posted collateral.

15. COMMITMENTS, GUARANTEES, AND CONTINGENT LIABILITIES

Credit Extension Commitments and Guarantees

In the normal course of business, we enter into a variety of financial instruments with off-balance sheet risk to meet the financing needs of our clients and to conduct lending activities. These instruments principally include commitments to extend credit, standby letters of credit, and commercial letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the Consolidated Statements of Financial Condition.

Contractual or Notional Amounts of Financial Instruments

(Amounts in thousands)

	September 30, 2010	December 31, 2009
Commitments to extend credit:
Home equity lines	$197,902	$186,618
Residential 1-4 family construction - secured	15,774	18,289
Commercial real estate - secured	113,832	293,237
Commercial and industrial	2,733,418	2,701,349
All other commitments	613,142	587,460
Letters of credit:
Financial standby	252,055	207,452
Performance standby	25,303	25,229
Commercial letters of credit	96	1,085

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The maximum potential future payments guaranteed by us under standby letters of credit arrangements are equal to the contractual amount of the commitment. The unamortized fees associated with standby letters of credit, which are included in other liabilities in the Consolidated Statements of Financial Condition, totaled $940,000 as of September 30, 2010. We amortize these amounts into income over the commitment period. As of September 30, 2010, standby letters of credit had a remaining weighted-average term of approximately 15 months, with remaining actual lives ranging from less than 1 year to 17 years.

Credit Card Settlement Guarantees

Our third party vendor issues corporate purchase credit cards on behalf of our commercial clients. The corporate purchase credit cards are issued to employees of our commercial clients at the client’s direction and used for payment of business-related expenses. In most circumstances, these cards will be underwritten by our third party vendor. However, in certain circumstances, we may enter into a recourse agreement, which transfers the credit risk from the third party vendor to us in the event that the licensee fails to meet its financial payment obligation. In these circumstances, a total exposure amount is established for our corporate client. The maximum potential future payments guaranteed by us under this third party settlement guarantee would be $1.7 million at September 30, 2010.

We believe that the estimated amounts of maximum potential future payments are not representative of our actual potential loss given our insignificant historical losses from this third party settlement guarantee. As of September 30, 2010, we have not recorded any contingent liability in the consolidated financial statements for this settlement guarantee, and management believes that the probability of any payments under this arrangement is low.

Mortgage Loans Sold with Recourse

Certain mortgage loans sold have limited recourse provisions. The losses for the quarter and nine months ended September 30, 2010 arising from limited recourse provisions were not material.

Legal Proceedings

As of September 30, 2010, there were certain legal proceedings pending against us and our subsidiaries in the ordinary course of business. We were not a party to any legal proceedings that we believed would have, individually or in aggregate, a material adverse effect on results of operations, financial condition or cash flows as of September 30, 2010.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table provides the hierarchy level and fair value for each major category of assets and liabilities measured at fair value at September 30, 2010 and December 31, 2009 on a recurring basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Fair Value Measurements on a Recurring Basis

(Amounts in thousands)

	September 30, 2010				December 31, 2009
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Securities available-for-sale
U.S. Treasury	$—	$—	$—	$—	$16,970	$—	$—	$16,970
U.S. Agencies	—	10,475	—	10,475	—	10,315	—	10,315
Collateralized mortgage obligations	—	537,845	—	537,845	—	176,364	—	176,364
Residential mortgage-backed securities	—	1,299,490	—	1,299,490	—	1,191,718	—	1,191,718
State and municipal	—	185,217	—	185,217	—	170,559	3,615	174,174
Foreign sovereign debt	—	500	—	500	—	—	—	—

Total securities available-for-sale	—	2,033,527	—	2,033,527	16,970	1,548,956	3,615	1,569,541
Derivative assets	—	122,882	6,009	128,891	—	70,072	1,468	71,540
Other assets (1)	—	55	—	55	—	653	—	653

Total assets	$—	$2,156,464	$6,009	$2,162,473	$16,970	$1,619,681	$5,083	$1,641,734

Liabilities:
Derivative liabilities	$—	$132,564	$30	$132,594	$—	$71,857	$101	$71,958
Other liabilities (1)	—	152	—	152	—	445	—	445

Total liabilities	$—	$132,716	$30	$132,746	$—	$72,302	$101	$72,403

(1)	Other assets and other liabilities include derivatives for commitments to fund certain mortgage loans and end-user foreign exchange derivatives.

If a change in valuation techniques or input assumptions for an asset or liability occurred between periods, we would consider whether this would result in a transfer between the three levels of the fair value hierarchy. There have been no transfers of assets or liabilities between level 1 and level 2 of the valuation hierarchy between December 31, 2009 and September 30, 2010. In addition, there have been no changes in the valuation techniques and related inputs we used for assets and liabilities measured at fair value on a recurring basis during the period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Reconciliation of Beginning and Ending Fair Value For Those

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

(Amounts in thousands)

Quarters ending September 30:	Balance at Beginning of Period	Total Gains (Losses)					Change in Unrealized Losses in Earnings Related to Assets and Liabilities Still Held at End of Period
		Included in Earnings (1)	Included in Other Comprehensive Income	Purchases, Sales, Issuances, and Settlements	Transfers In (Out) of Level 3	Balance at End of Period
2010
Derivative assets	$3,505	$822	$—	$(901)	$2,583	$6,009	$822
Derivative (liabilities)	(76)	46	—	—	—	(30)	(41)

2009
State and municipal available for sale	$3,615	$—	$—	$—	$—	$3,615	$—
Derivative assets	3	—	—	—	1,353	1,356	—
Derivative (liabilities)	(40)	(60)	—	(11)	—	(111)	60

Nine months ending September 30:	Balance at Beginning of Period	Total Gains (Losses)					Change in Unrealized Losses in Earnings Related to Assets and Liabilities Still Held at End of Period
		Included in Earnings (1)	Included in Other Comprehensive Income	Purchases, Sales, Issuances, and Settlements	Transfers In (Out) of Level 3	Balance at End of Period
2010
State and municipal available for sale	$3,615	$—	$—	$(3,615)	$—	$—	$—
Derivative assets	1,468	2,408	—	(2,498)	4,631	6,009	2,383
Derivative (liabilities)	(101)	83	—	(12)	—	(30)	(78)

2009
State and municipal available for sale	$3,615	$—	$—	$—	$—	$3,615	$—
Derivative assets	9	(6)	—	—	1,353	1,356	—
Derivative (liabilities)	(30)	5	—	(86)	—	(111)	(5)

(1)	Amounts disclosed in this column are included in capital markets products income in the Consolidated Statements of Income.

At September 30, 2010, $2.8 million of derivative assets were transferred from level 2 to level 3 of the valuation hierarchy due to a lack of observable market data, as there was deterioration in the credit risk of the derivative counterparty. Also, at September 30, 2010, $251,000 of derivative assets were transferred from level 3 to level 2 of the valuation hierarchy due to an improvement in the credit risk of the derivative counterparty. We recognize transfers in and transfers out at the end of the reporting period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The following table provides the hierarchy level and fair value for each major category of assets measured at fair value at September 30, 2010 and December 31, 2009 on a nonrecurring basis.

Fair Value Measurements on a Nonrecurring Basis

(Amounts in thousands)

	September 30, 2010				December 31, 2009
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Loans held for sale	$—	$—	$44,271	$44,271	$—	$—	$28,363	$28,363
Collateral-dependent impaired loans net of reserve for loan losses	—	—	316,290	316,290	—	—	308,838	308,838
Covered assets-foreclosed real estate			15,402	15,402	—	—	14,770	14,770
OREO	—	—	90,944	90,944	—	—	41,497	41,497

Total assets	$—	$—	$466,907	$466,907	$—	$—	$393,468	$393,468

At September 30, 2010, we had collateral-dependent impaired loans with a carrying value of $385.0 million, a specific reserve of $68.7 million and a fair value of $316.3 million compared to collateral dependent impaired loans with a carrying value of $374.6 million, a specific reserve of $65.8 million and a fair value of $308.8 million at December 31, 2009.

There have been no changes in the valuation techniques and related inputs we used for assets and liabilities measured at fair value on a nonrecurring basis from December 31, 2009 to September 30, 2010.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Commitments – Given the limited interest rate exposure posed by the commitments outstanding at period-end due to their variable nature, combined with the general short-term nature of the commitment periods entered into, termination clauses provided in the agreements, and the market rate of fees charged, we have deemed the fair value of commitments outstanding to be immaterial.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Financial Instruments

(Amounts in thousands)

	As of
	September 30, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and due from banks	$144,298	$144,298	$320,160	$320,160
Federal funds sold and other short-term investments	532,637	532,637	218,935	218,935
Loans held for sale	44,271	44,271	28,363	28,363
Securities available-for-sale	2,033,527	2,033,527	1,569,541	1,569,541
Non-marketable equity investments	25,587	25,587	29,413	29,413
Loans, net of unearned fees	8,992,129	8,337,701	9,046,625	8,348,901
Covered assets	419,865	418,691	502,034	491,052
Accrued interest receivable	34,697	34,697	35,562	35,562
Investment in bank owned life insurance	48,950	48,950	47,666	47,666
Derivative assets	128,891	128,891	71,540	71,540
Financial Liabilities:
Deposits	$10,530,472	$10,554,809	$9,891,914	$9,908,475
Short-term borrowings	179,651	181,374	214,975	218,060
Long-term debt	439,566	416,117	533,023	479,256
Accrued interest payable	7,603	7,603	9,673	9,673
Derivative liabilities	132,594	132,594	71,958	71,958

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Operating Segments Performance

(Amounts in thousands)

	Quarters Ended September 30,
	Banking		Wealth Management		Holding Company and Other Adjustments		Consolidated Company
	2010	2009	2010	2009	2010	2009	2010	2009

Net interest income	$103,957	$92,606	$658	$581	$(5,656)	$(5,752)	$98,959	$87,435
Provision for loan losses	41,435	90,016	—	—	—	—	41,435	90,016
Non-interest income	19,012	8,748	4,306	4,084	42	51	23,360	12,883
Non-interest expense	57,307	42,243	4,018	4,430	6,752	10,162	68,077	56,835

Income (loss) before taxes	24,227	(30,905)	946	235	(12,366)	(15,863)	12,807	(46,533)
Income tax provision (benefit)	9,125	(12,829)	368	91	(4,707)	(6,051)	4,786	(18,789)

Net income (loss)	15,102	(18,076)	578	144	(7,659)	(9,812)	8,021	(27,744)
Noncontrolling interest expense	—	—	71	66	—	—	71	66

Net income (loss) attributable to controlling interests	$15,102	$(18,076)	$507	$78	$(7,659)	$(9,812)	$7,950	$(27,810)

	Nine Months Ended September 30,
	Banking		Wealth Management		Holding Company and Other Adjustments		Consolidated Company
	2010	2009	2010	2009	2010	2009	2010	2009

Net interest income	$315,765	$242,470	$1,979	$2,168	$(17,134)	$(19,216)	$300,610	$225,422
Provision for loan losses	159,375	129,342	—	—	—	—	159,375	129,342
Non-interest income	44,685	45,628	13,566	11,378	130	154	58,381	57,160
Non-interest expense	182,420	141,155	12,772	12,457	22,258	25,275	217,450	178,887

Income (loss) before taxes	18,655	17,601	2,773	1,089	(39,262)	(44,337)	(17,834)	(25,647)
Income tax provision (benefit)	6,068	5,325	1,078	425	(14,802)	(16,758)	(7,656)	(11,008)

Net income (loss)	12,587	12,276	1,695	664	(24,460)	(27,579)	(10,178)	(14,639)
Noncontrolling interest expense	—	—	217	183	—	—	217	183

Net income (loss) attributable to controlling interests	$12,587	$12,276	$1,478	$481	$(24,460)	$(27,579)	$(10,395)	$(14,822)

Selected Balances	Banking		Holding Company and Other Adjustments		Consolidated Company
	9/30/10	12/31/09	9/30/10	12/31/09	9/30/10	12/31/09

Assets	$11,284,033	$10,782,845	$1,299,932	$1,249,739	$12,583,965	$12,032,584
Total loans	8,992,129	9,046,625	—	—	8,992,129	9,046,625
Deposits	10,727,307	10,130,346	(196,835)	(238,432)	10,530,472	9,891,914

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

GAAP requires VIEs to be consolidated by the party that has those characteristics associated with owning a controlling financial interest (i.e., the primary beneficiary). The following summarizes the VIEs in which we have a significant interest and discusses the accounting treatment applied for the consolidation of the VIEs.

As discussed in Note 10, we sponsor and wholly own 100% of the common equity of four trusts that were formed for the purpose of issuing Trust Preferred Securities to third party investors and investing the proceeds from the sale of the Trust Preferred Securities solely in Debentures issued by the Company. The trusts’ only assets as of September 30, 2010 were the $244.8 million principal balance of the Debentures and the related interest receivable. The trusts meet the definition of a VIE, but the Company is not the primary beneficiary of the trusts and accordingly, the trusts are not consolidated in our financial statements.

We hold certain investments in funds that make investments in accordance with the provisions of the Community Reinvestment Act. Such investments have a carrying amount of $2.8 million at September 30, 2010 and are included within non-marketable equity investments in our Consolidated Statements of Financial Condition. The investments meet the definition of a VIE, but the Company is not the primary beneficiary as we are a limited investor in those investment funds and do not have the power over their investment activities. Accordingly, we will continue to account for our interest in these investments using the cost method. Our maximum exposure to loss is limited to the carrying amount plus additional required future capital contributions of $2.9 million as of September 30, 2010.

19. SHARE BASED COMPENSATION MODIFICATION

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

The amended awards are intended to provide long-term incentives that continue to drive core operating performance and to position us to create long-term shareholder value, while also creating a meaningful retention benefit. A total of 127 employees’ awards were modified. The incremental cost of this modification was $9.9 million and will be recognized from 2010 through 2012. For the quarter and nine months ended September 30, 2010, we recognized $894,000 and $2.4 million, respectively, (before forfeitures) in share-based compensation expense in connection with the modification of these awards.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

PrivateBancorp, Inc. (“PrivateBancorp” or the “Company”), was incorporated in Delaware in 1989 for the purpose of becoming a holding company registered under the Bank Holding Company Act of 1956, as amended (the “Act”). PrivateBancorp, through its bank subsidiary, The PrivateBank and Trust Company (“The PrivateBank – Chicago” or “the Bank”), provides customized business and personal financial services to middle-market commercial and commercial real estate companies as well as business owners, executives, entrepreneurs and families. Effective October 31, 2010, a former bank subsidiary of the Company, The PrivateBank, N.A. (“The PrivateBank – Wisconsin”) was merged with and into The PrivateBank – Chicago.

In November 2007, we hired a team of experienced middle market bankers, and, under the leadership of our current chief executive officer, initiated a strategic plan to transform the organization into a leading middle market commercial bank. Subsequently, we have created scale by adding over 800 new middle market clients, transformed our loan mix, and significantly increased the loan portfolio, growing from total assets of $4.5 billion at September 30, 2007 to $12.6 billion at September 30, 2010.

In the third quarter of 2009, through an FDIC-assisted transaction, we acquired certain assets and liabilities of the former Founders Bank, including $592 million in loans, $767 million in deposits and a market presence in the southwest suburbs of Chicago. While a majority of our business is originated in the Chicago market, we also currently serve seven geographic markets in the Midwest, as well as Denver and Atlanta.

We focus on clients and businesses with $10 million to $2 billion in revenue and seek to be their primary banking relationship by offering a sophisticated suite of tailored credit and non-credit solutions. We understand the importance of introducing clients to a full range of lending, treasury management, investment and capital markets products and wealth management and trust services, to meet their commercial and personal needs. We also originate residential mortgage loans, primarily through our mortgage subsidiary, The PrivateBank Mortgage Company and sell them into the secondary market with servicing released.

To support the growth and capital requirements of the organization, since December 31, 2007, we have raised approximately $560.1 million of voting and nonvoting common stock, $143.8 million of trust preferred securities and $243.8 million of preferred stock issued to the U.S. Treasury under the Troubled Asset Relief Program Capital Purchase Program (“TARP CPP”).

The discussion presented below provides an analysis of our results of operations and financial condition for the periods described. When we use the terms “PrivateBancorp,” the “Company,” “we,” “us,” and “our,” we mean PrivateBancorp, Inc. and its consolidated subsidiaries. When we use the term the “the Bank,” we are referring to our wholly-owned banking subsidiaries, known under The PrivateBank brand.

Management’s discussion and analysis should be read in conjunction with the unaudited interim consolidated financial statements and accompanying notes presented elsewhere in this report, as well as our audited consolidated financial statements and accompanying notes included in our 2009 Annual Report on Form 10-K. Results of operations for the quarter ended September 30, 2010 are not necessarily indicative of results to be expected for the year ending December 31, 2010. Unless otherwise stated, all earnings per share data included in this section and throughout the remainder of this discussion are presented on a fully diluted basis.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Statements contained in this report that are not historical facts may constitute forward-looking statements within the meaning of federal securities laws. Forward-looking statements represent management’s beliefs and expectations regarding future events, such as our anticipated future financial results, credit quality, revenues, expenses, or other financial items, and the impact of business plans and strategies or legislative or regulatory actions. Forward-looking statements are typically identified by words such as “may,” “might,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “project,” “potential,” or “continue” and other comparable terminology.

Our ability to predict results or the actual effects of future plans, strategies or events is inherently uncertain. Factors which could cause actual results to differ from those reflected in forward-looking statements include, but are not limited to: unforeseen credit quality problems or further deterioration in asset quality that could result in charge-offs greater than we have anticipated in our allowance for loan losses; the occurrence of unexpected events that adversely impact one or more large credits; further declines in commercial real estate values in our market areas; slower than anticipated economic recovery or further deterioration in economic conditions; unanticipated withdrawals of significant client deposits; unavailability in the future of cost-effective sources of liquidity or funding; difficulty in raising capital on acceptable terms when necessary or required; loss of key personnel or an inability to recruit or attract replacement or new personnel; potential for significant charges if our deferred tax or goodwill assets suffer impairment; unanticipated changes in interest rates or significant tightening of credit spreads; competitive pricing pressures; uncertainty regarding implications of the Dodd-Frank Act and the rules and regulations to be adopted in connection with implementation of the legislation and our ability to maintain regulatory capital at appropriate levels; other legislative, regulatory or accounting changes affecting financial services companies and/or the products and services offered by financial services; greater than expected costs associated with litigation; or failures or disruptions to our data processing or other information systems.

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

Allowance for Loan Losses

We maintain an allowance for loan losses at a level management believes is sufficient to absorb credit losses inherent in our loan portfolio. The allowance for loan losses is assessed quarterly and represents our estimate of probable losses in the portfolio at each balance sheet date based on a review of available and relevant information. The allowance contains provisions for probable losses that have been identified relating to specific borrowing relationships that are considered to be impaired (“the asset-specific component”), as well as probable losses inherent in our loan portfolio that are not specifically identified, which is determined using a formula based approach and management’s judgment regarding such factors and events management deems appropriate to adjust the model-derived results(“the general allocated component”).

The asset-specific component relates to impaired loans. A loan is considered impaired when, based on current information and events, management believes that it is probable that it will be unable to collect all amounts due (both principal and interest) according to the contractual terms of the loan agreement. Impaired loans include nonaccrual loans and loans classified as a troubled debt restructuring. Once a loan is determined to be impaired, the amount of impairment is measured based on the loan’s observable fair value, fair value of the underlying collateral less selling costs if the loan is collateral dependent, or the present value of expected future cash flows discounted at the loan’s effective interest rate. If the measurement of the impaired loan is less than the recorded investment in the loan, impairment is recognized by creating a specific valuation reserve as a component of the allowance for loan losses. Impaired loans exceeding a fixed dollar amount are evaluated individually, while smaller loans are evaluated as pools using historical loss experience for the respective class of asset and product type.

At the time a collateral-dependent loan is initially determined to be impaired, we review the existing collateral appraisal. If the most recent appraisal is greater than a year old, a new appraisal is obtained on the underlying collateral. Appraisals on impaired collateral dependent loans are reviewed as received and again at each succeeding six month interval. If during the course of the six-month review period there is evidence supporting a meaningful decline in the value of collateral, a new appraisal is required to support the value of the impaired loan.

The general allocated component of the allowance for loan losses is determined using a methodology that is a function of quantitative and qualitative factors applied to segments of our loan portfolio. Numerous factors can affect estimates of loss, including loss frequency, loss severity, risk rating migration, year of loan origination, product types, and originating line of business. Loans that were underwritten and closed by the lines of business that were formed as a result of the “strategic growth initiative”, begun in fourth quarter 2007, are considered “transformational” loans and loans underwritten and closed by the lines of business that were in place prior to the strategic growth initiative are considered “legacy” loans. All loans originated after September 2009, regardless of line of business, are considered transformational loans. The methodology produces an estimated range of potential loss exposure for the product types within our transformational and legacy loan portfolios. We consider the appropriate place within or outside these model ranges based on a variety of internal and external quantitative and qualitative factors to reflect data or timeframes not captured by the model that includes market and economic data and management judgment. We also assess the general allocated component estimate in total and consider whether, based on management’s judgment, any upwards or downwards adjustment is appropriate based on general and industry specific economic data and indicators.

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

Goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis or more frequently if an event occurs or circumstances change that could reduce the fair value of a reporting unit below its carrying amount. In the event that we conclude that all or a portion of our goodwill may be impaired, a noncash charge for the amount of such impairment would be recorded in earnings. Such a charge would have no impact on tangible or regulatory capital.

The impairment testing process is conducted by assigning net assets and goodwill to each reporting unit. In “step one,” the fair value of each reporting unit is compared to the recorded book value. If the fair value of the reporting unit exceeds its carrying value, goodwill is not considered impaired and “step two” is not considered necessary. If the carrying value of a reporting unit exceeds its fair value, the impairment test continues (“step two”) by comparing the carrying value of the reporting unit’s goodwill to the implied fair value of goodwill. The implied fair value is computed by adjusting all assets and liabilities of the reporting unit to current fair value with the offset adjustment to goodwill. The adjusted goodwill balance is the implied fair value of the goodwill. An impairment charge is recognized if the carrying fair value of goodwill exceeds the implied fair value of goodwill.

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

Temporary differences may give rise to deferred tax assets or liabilities, which are recorded on our Consolidated Statements of Financial Condition. We assess the likelihood that deferred tax assets will be realized in future periods based on weighing both positive and negative evidence and establish a valuation allowance for those deferred tax assets for which recovery is unlikely, based on a standard of “more likely than not.” In making this assessment, we must make judgments and estimates regarding the ability to realize these assets through: (a) the future reversal of existing taxable temporary differences, (b) future taxable income, (c) the possible application of future tax planning strategies, and (d) carryback to taxable income in prior years. We have not established a valuation allowance relating to our deferred tax assets at September 30, 2010. However, there is no guarantee that the tax benefits associated with these deferred tax assets will be fully realized.

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

USE OF NON-GAAP MEASURES

This report contains both GAAP and non-GAAP financial measures. We believe that these non-GAAP financial measures provide information useful to investors in understanding our underlying operational performance, business, and performance trends and facilitate comparisons with the performance of others in the banking industry. Where non-GAAP financial measures are used, the comparable GAAP financial measure, as well as the reconcilement to the comparable GAAP financial measure, can be found in Table 26. These disclosures should not be viewed as a substitute for operating results determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies.

THIRD QUARTER OVERVIEW

Table 1

Consolidated Financial Highlights

(Amounts in thousands, except per share data)

	Quarters Ended
	2010			2009
	September 30	June 30	March 31	December 31	September 30
Operating Results
Net interest income	$98,959	$103,332	$98,319	$99,562	$87,435
Fee revenue (1)	20,331	20,138	15,039	14,459	13,192
Net revenue (2)	123,210	124,209	114,273	114,802	101,155
Operating profit (2)	55,133	48,207	40,902	46,274	44,320
Provision for loan losses, excluding provision on covered assets	40,031	45,392	72,066	69,524	90,016

Per Share Data
Basic earnings (loss) per share	$0.06	$(0.01)	$(0.35)	$(0.30)	$(0.68)
Diluted earnings (loss) per share	$0.06	$(0.01)	$(0.35)	$(0.30)	$(0.68)
Tangible book value at period end (2)(3)	$12.53	$12.40	$12.19	$12.41	$15.09

Performance Ratios
Return on average common equity	1.77%	-0.33%	-9.86%	-7.96%	-14.51%
Return on average assets	0.25%	0.08%	-0.68%	-0.50%	-0.94%
Net interest margin - tax-equivalent (2)	3.31%	3.41%	3.36%	3.48%	3.09%
Efficiency ratio (2)(4)	55.25%	61.19%	64.21%	59.69%	56.19%
Dividend payout ratio	16.67%	n/m	n/m	n/m	n/m

Credit Quality
Net charge-offs	$49,050	$49,832	$56,903	$40,627	$37,313
Total nonperforming loans to total loans	4.13%	4.18%	4.28%	4.37%	3.99%
Total nonperforming assets to total assets	3.67%	3.48%	3.46%	3.63%	3.29%
Allowance for loan losses to total loans	2.48%	2.63%	2.66%	2.45%	2.14%
Nonaccrual loans at period end	$371,156	$370,179	$381,207	$395,447	$359,918
OREO at period end	90,944	68,693	60,755	41,497	36,705

Total nonperforming assets at period end	$462,100	$438,872	$441,962	$436,944	$396,623

Balance Sheet Highlights	As of
	2010			2009
	September 30	June 30	March 31	December 31	September 30
Total assets	$12,583,965	$12,611,040	$12,780,236	$12,032,584	$12,063,667
Average earning assets (for the quarter)	11,938,905	12,182,872	11,889,538	11,410,866	11,298,102
Loans, excluding covered assets	8,992,129	8,851,439	8,898,228	9,046,625	9,009,539
Allowance for loan losses, excluding covered assets	(223,392)	(232,411)	(236,851)	(221,688)	(192,791)
Deposits	10,530,472	10,569,299	10,621,925	9,891,914	9,541,861
Client deposits (5)	10,117,614	10,345,825	9,920,090	9,305,503	8,916,715

Capital Ratios
Tier 1 risk-based capital	12.25%	12.43%	12.49%	12.32%	11.02%
Total risk-based capital	14.40%	14.83%	14.91%	14.69%	13.42%
Tier 1 common capital	7.79%	7.86%	7.86%	7.86%	6.45%
Tangible common equity to tangible assets (2)(6)	7.17%	7.09%	6.87%	7.42%	6.01%
Average equity to average assets	10.04%	9.66%	9.95%	10.23%	9.24%

n/m	Not meaningful.

(1)	Computed as total non-interest income less net securities (losses) gains and early extinguishment of debt.
(2)

This is a non-GAAP financial measure. Refer to Table 26 of Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q for a reconciliation from non-GAAP to GAAP.

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

Net income for the quarter ended September 30, 2010 was $8.0 million, up from $2.7 million for the second quarter 2010. For the quarter ended September 30, 2010, we reported net income available to common stockholders of $4.5 million, or $0.06 per diluted share, an improvement from net losses of $0.68 per diluted share for the third quarter 2009 and $0.01 per diluted share in the second quarter 2010.

Operating profit for the quarter increased 14% on a sequential quarter basis and 24% from the same period a year ago primarily due to a reduction in credit costs and salary and benefits expense and reduced cost of funds. Non-provision credit expense and collection costs decreased $4.8 million and salaries and employee benefits were down $3.1 million quarter-over-quarter, driving the decrease in operating costs and positively impacting the efficiency ratio. Net revenue was relatively flat on a sequential quarter basis, despite a $7.6 million decline in accretion from covered assets, and was up 22% from the third quarter 2009, driven by higher net interest income and growth in fee revenue. Treasury management, up 3% from second quarter 2010 and 44% from third quarter 2009, continues to drive fee income. Revenue from our mortgage business increased $1.0 million from second quarter 2010, as clients took advantage of historically low rates in the market.

Net interest income in the third quarter was up 13% from the third quarter 2009, and declined 4% from the second quarter 2010. Compared to the second quarter of 2010, net interest income reflects the impact of downward deposit repricing and change in asset mix, which were offset by a reduction in accretion from covered assets. The $7.6 million reduction in accretion for the third quarter 2010 from second quarter 2010 reflects changes in pre-payment speeds and changes in anticipated credit performance in covered loans, net of the amortization of the FDIC indemnification asset. Excluding the impact of accretion, net interest margin was 3.28% for the third quarter 2010, compared to 3.13% in the second quarter 2010, driven by deposit repricing opportunities, while loan yield remained relatively constant. There was also a decrease in our short-term investments, which improved the mix of our earning assets.

Provision for loan losses expense decreased 12% in the third quarter compared to the second quarter of 2010 due to moderating credit trends, the stabilization of underlying collateral values, and nonperforming loan inflows in line with second quarter 2010. In the third quarter, net charge-offs were relatively flat compared to the second quarter. Of total net charge-offs, 74% were related to commercial real estate and construction loans. The allowance for loan losses as a percentage of total loans was 2.48% at September 30, 2010, compared to 2.63% at the end of the second quarter.

At September 30, 2010, nonperforming assets were up slightly over the second quarter 2010. OREO balances increased as several large accounts moved through the credit management process. Based on pending asset sales, we expect nonperforming assets to moderate in the fourth quarter 2010. However, as we continue to work through the credit cycle, non-performing asset levels may fluctuate due to portfolio management efforts and the timing of dispositions or other remediation actions. We continue to pursue opportunities for loan and OREO sale transactions to resolve problem assets. Despite ongoing workout efforts, our ability to meaningfully reduce nonperforming assets primarily depends on the broader economic recovery and increased commercial real estate activity.

We continue to maintain strong levels of liquidity in line with industry trends. With ongoing focus on developing new clients and deepening existing relationships, and the trend of higher liquidity, we have experienced greater deposit inflows resulting in lower brokered deposits and other wholesale funding throughout the year. Brokered deposits (excluding $828.5 million in client CDARS® deposits) were 4% of total deposits at the end of the third quarter 2010. As we increased investment securities and funded loan growth, federal funds sold and other short-term investments decreased to $532.6 million in the third quarter 2010, from $769.8 million at the end of the second quarter.

Net loan growth in third quarter 2010 totaled $140.7 million, consisting of $286.0 million increase in commercial and industrial loans offset in part by reductions in commercial real estate and construction loans. Total commercial and industrial loans increased 6% from second quarter 2010. We continued to reduce our real estate exposure, resulting in a $115.8 million, or 4% decline in commercial real estate loans from the second quarter 2010.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income totaled $99.0 million in the third quarter 2010, compared to $87.4 million in the third quarter 2009, an increase of 13%. For the nine months ended September 30, 2010, net interest income was $300.6 million, compared to $225.4 million in the prior year period, an increase of 33%. Net interest income equals the difference between interest income plus fees earned on interest-earning assets and interest expense incurred on interest-bearing liabilities. The level of interest rates and the volume and mix of interest-earning assets and interest-bearing liabilities impact net interest income.

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

Table 2

Effect of Tax-Equivalent Adjustment

(Amounts in thousands)

	Quarters Ended Sept. 30,			Nine Months Ended Sept. 30,
	2010	2009	% Change	2010	2009	% Change
Net interest income (U.S. GAAP)	$98,959	$87,435	13.2	$300,610	$225,422	33.4
Tax-equivalent adjustment	891	837	6.5	2,700	2,682	0.7

Tax-equivalent net interest income	$99,850	$88,272	13.1	$303,310	$228,104	33.0

Tables 3 and 4 below summarize the changes in our average interest-earning assets and interest-bearing liabilities as well as the average interest rates earned and paid on these assets and liabilities, respectively, for the quarters and nine months ended September 30, 2010 and 2009. The tables also detail increases and decreases in income and expense for each of the major categories of interest-earning assets and interest-bearing liabilities and analyze the extent to which such variances are attributable to volume and rate changes. Interest income and yields are presented on a tax-equivalent basis assuming a federal income tax rate of 35%, which includes the tax-equivalent adjustment as presented in Table 2 above.

Net interest margin was 3.31% for the third quarter 2010, an increase of 22 basis points from 3.09% for the third quarter 2009. The net interest margin increase was primarily due to interest-bearing liabilities repricing downward more quickly than interest-earning assets, along with a shift in our funding and asset mix and deposit repricing initiatives. These improvements were offset by a reduction, as anticipated, in accretion from covered assets. The covered asset accretion contributed 3 basis points to the current quarter’s net interest margin compared to 15 basis points for third quarter 2009. The reduction in covered asset accretion reflects changes in pre-payment speeds and changes in anticipated credit performance in covered loans, net of the amortization of the FDIC indemnification asset.

Average interest-earning assets grew approximately 6% from the third quarter 2009 to the third quarter 2010, primarily due to increases in our securities and loan portfolios and a $284.6 million increase in Federal funds sold and other short-term investments. These volume increases resulted in $5.8 million in higher interest income. The yield on interest-earning assets decreased by 23 basis points to 4.16% for the quarter ended September 30, 2010, compared to 4.39% for the quarter ended September 30, 2009. The reduction in yield is attributable to reinvestment of security cash flows into lower-yielding, shorter duration securities, in addition to less accretion recognized on covered assets as discussed above.

Over the past year, we have reduced brokered deposits through success in attracting a higher level of client deposits. Brokered deposits, excluding client CDARS®, represented 4% of total deposits at September 30, 2010, compared to 7% of total deposits at September 30, 2009. Refer to the section entitled “Deposits” included in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Form 10-Q for additional discussion on client deposits.

As shown in Table 3, the third quarter 2010 tax-equivalent interest income remained flat at $125.5 million compared to the third quarter 2009. The higher volume in average interest-earning assets increased interest income by $3.5 million and a decline in the average rate earned on interest-earning assets decreased interest income by $3.5 million.

The third quarter 2010 interest expense declined by $11.6 million, of which $8.2 million was attributable to an overall decrease in the average rate paid on interest-bearing deposits, due to higher-yielding term deposits shifting to lower-yielding money market accounts and deposit repricing initiatives. Also, a reduction in the volume of short-term borrowings and long-term debt decreased interest expense by $4.3 million. Net interest income increased year-over-year despite the negative effect on our net interest margin of the significant increase in non-accrual loans. Interest foregone on non-accrual loans was estimated to be approximately $4.2 million for the quarter ended September 30, 2010, compared to the estimated $2.9 million for the same period in 2009.

As shown in Table 4, for the nine months ended September 30, 2010, net interest margin was 3.37%, an increase of 44 basis points from 2.93% for the prior year period. Tax-equivalent interest income increased to $387.8 million for the nine months ended September 30, 2010, compared to $348.6 million in the prior period. The increase in interest-earning assets increased interest income by $48.0 million, while a decline in the average rate earned on interest-earning assets reduced interest income by $8.8 million. Interest expense for the nine months ended September 30, 2010 decreased 30% to $84.5 million, compared to $120.5 million in the prior period. Increases in net interest margin and interest income for the current year includes the benefit of a full nine months of higher interest earning assets from the third quarter 2009 FDIC acquisition, primarily in the form of covered assets as presented in Table 4 while the prior year to date period includes three months contribution.

Net interest margin has been impacted by higher liquidity on the balance sheet primarily held in low-yielding cash deposits at the Federal Reserve. We anticipate net interest margin is likely to continue to be impacted by the higher liquidity levels. In addition, we do not anticipate meaningful continued benefit of the downward repricing of deposits to net interest margin. A description and analysis of our market risk and interest rate sensitivity profile and management policies is included in Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” of this Form 10-Q.

Table 3

Net Interest Income and Margin Analysis

(Dollars in thousands)

	Quarters Ended September 30,						Attribution of Change in Net Interest Income (1)
	2010			2009
	Average Balance	Interest (2)	Yield/ Rate (%)	Average Balance	Interest (2)	Yield/ Rate (%)	Volume	Yield/ Rate	Total
Assets:
Federal funds sold and other short-term investments	$594,319	$376	0.25%	$309,741	$323	0.41%	$215	$(162)	$53
Securities:
Taxable	1,809,969	16,996	3.76%	1,404,566	14,799	4.21%	3,934	(1,737)	2,197
Tax-exempt (3)	166,252	2,552	6.14%	166,501	2,634	6.33%	(4)	(78)	(82)

Total securities	1,976,221	19,548	3.96%	1,571,067	17,433	4.44%	3,930	(1,815)	2,115

Loans, excluding covered assets:
Commercial	4,784,938	51,835	4.30%	4,670,414	46,049	3.91%	1,151	4,635	5,786
Commercial real estate	2,766,129	33,777	4.78%	2,487,292	33,142	5.21%	3,537	(2,902)	635
Construction	557,739	5,551	3.95%	862,645	7,577	3.48%	(2,937)	911	(2,026)
Residential	352,179	4,205	4.78%	339,351	4,284	5.05%	158	(237)	(79)
Personal and home equity	496,949	4,850	3.87%	520,330	5,128	3.91%	(228)	(50)	(278)

Total loans, excluding covered assets(4)	8,957,934	100,218	4.42%	8,880,032	96,180	4.28%	1,681	2,357	4,038

Total interest-earning assets before covered assets (3)	11,528,474	120,142	4.13%	10,760,840	113,936	4.20%	5,826	380	6,206

Covered assets (5)	410,431	5,390	5.15%	537,262	11,569	8.45%	(2,329)	(3,850)	(6,179)

Total interest-earning assets (3)	11,938,905	125,532	4.16%	11,298,102	125,505	4.39%	3,497	(3,470)	27

Cash and due from banks	133,126			158,098
Allowance for loan and covered assets losses	(245,204)			(144,587)
Other assets	694,956			484,703

Total assets	$12,521,783			$11,796,316

Liabilities and Equity:
Interest-bearing demand deposits	$655,028	$675	0.41%	$583,332	$932	0.63%	$104	$(361)	$(257)
Savings deposits	176,308	216	0.49%	134,930	259	0.76%	66	(109)	(43)
Money market accounts	4,889,762	8,296	0.67%	3,597,643	7,754	0.86%	2,413	(1,871)	542
Time deposits	1,463,500	5,482	1.49%	1,740,276	8,622	1.97%	(1,239)	(1,901)	(3,140)
Brokered deposits	1,095,932	2,648	0.96%	1,826,121	9,548	2.07%	(2,942)	(3,958)	(6,900)

Total interest-bearing deposits	8,280,530	17,317	0.83%	7,882,302	27,115	1.36%	(1,598)	(8,200)	(9,798)
Short-term borrowings	163,626	1,297	3.10%	678,840	1,649	0.95%	(1,963)	1,611	(352)
Long-term debt	468,425	7,068	6.00%	629,866	8,469	5.33%	(2,350)	949	(1,401)

Total interest-bearing liabilities	8,912,581	25,682	1.14%	9,191,008	37,233	1.61%	(5,911)	(5,640)	(11,551)

Non-interest bearing demand deposits	2,164,147			1,363,615
Other liabilities	187,570			151,755
Equity	1,257,485			1,089,938

Total liabilities and equity	$12,521,783			$11,796,316

Net interest spread			3.02%			2.79%
Effect of non-interest bearing funds			0.29%			0.30%

Net interest income/margin (3)		$99,850	3.31%		$88,272	3.09%	$9,408	$2,170	$11,578

Quarterly Net Interest Margin Trend

	2010			2009
	Third	Second	First	Fourth	Third	Second	First

Yield on interest-earning assets	4.16%	4.35%	4.39%	4.63%	4.39%	4.49%	4.58%
Yield on interest-earning assets, before covered assets	4.13%	4.04%	4.13%	4.27%	4.20%	na	na
Rates paid on interest-bearing liabilities	1.14%	1.22%	1.34%	1.47%	1.61%	1.81%	2.19%
Net interest margin (3)	3.31%	3.41%	3.36%	3.48%	3.09%	2.99%	2.68%
Covered asset accretion contribution to net interest margin	0.03%	0.28%	0.25%	0.35%	0.15%	na	na
Net interest margin, excluding impact of covered asset accretion (3)	3.28%	3.13%	3.11%	3.13%	2.94%	na	na

(1)	For purposes of this table, changes which are not due solely to volume changes or rate changes are allocated to such categories in proportion to the absolute amounts of the change in each.
(2)	Interest income includes $18.4 million and $16.3 million in loan fees for the quarters ended September 30, 2010 and 2009, respectively.
(3)	Interest income and yields are presented on a tax-equivalent basis, assuming a federal income tax rate of 35%. See Table 2 for a reconciliation of the effect of the tax-equivalent adjustment.
(4)

Average loans on a nonaccrual basis for the recognition of interest income totaled $400.2 million for the quarter ended September 30, 2010 and $269.4 million for the quarter ended September 30, 2009 and are included in loans for purposes of this analysis. Interest foregone on impaired loans is estimated to be approximately $4.2 million and $2.9 million for the quarters ended September 30, 2010 and 2009, respectively, and is based on the average loan portfolio yield for the respective period.

(5)

Covered interest-earning assets consist of loans acquired through an FDIC-assisted transaction that are subject to a loss share agreement and the related indemnification asset. See Table 20 for detail discussion of covered assets.

Table 4

Net Interest Income and Margin Analysis

(Dollars in thousands)

	Nine Months Ended September 30,						Attribution of Change in Net Interest Income (1)
	2010			2009
	Average Balance	Interest (2)	Yield/ Rate (%)	Average Balance	Interest (2)	Yield/ Rate (%)	Volume	Yield/ Rate	Total
Assets:
Federal funds sold and other short-term investments	$788,965	$1,584	0.27%	$161,001	$772	0.64%	$1,488	$(676)	$812
Securities:
Taxable	1,633,502	48,863	3.99%	1,262,622	42,991	4.54%	11,543	(5,671)	5,872
Tax-exempt (3)	165,972	7,831	6.29%	164,842	8,117	6.57%	56	(342)	(286)

Total securities	1,799,474	56,694	4.20%	1,427,464	51,108	4.77%	11,599	(6,013)	5,586

Loans, excluding covered assets:
Commercial	4,701,737	152,091	4.32%	4,444,188	133,231	4.01%	7,979	10,881	18,860
Commercial real estate	2,806,941	101,943	4.79%	2,425,960	100,228	5.45%	14,665	(12,950)	1,715
Construction	615,035	16,785	3.65%	848,415	22,970	3.62%	(6,368)	183	(6,185)
Residential	343,879	12,307	4.77%	347,143	13,888	5.33%	(130)	(1,451)	(1,581)
Personal and home equity	507,357	14,681	3.87%	508,452	14,804	3.89%	(31)	(92)	(123)

Total loans, excluding covered assets(4)	8,974,949	297,807	4.42%	8,574,158	285,121	4.42%	16,115	(3,429)	12,686

Total interest-earning assets before covered assets (3)	11,563,388	356,085	4.10%	10,162,623	337,001	4.43%	29,201	(10,117)	19,084

Covered assets (5)	435,032	31,702	9.63%	175,402	11,569	8.72%	18,801	1,332	20,133

Total interest-earning assets (3)	11,998,420	387,787	4.30%	10,338,025	348,570	4.49%	48,003	(8,786)	39,217

Cash and due from banks	155,119			122,504
Allowance for loan and covered assets losses	(245,752)			(129,220)
Other assets	670,419			421,476

Total assets	$12,578,206			$10,752,785

Liabilities and Equity:
Interest-bearing demand deposits	$700,515	$2,446	0.47%	$446,361	$1,798	0.54%	$913	$(265)	$648
Savings deposits	165,403	742	0.60%	56,082	314	0.75%	501	(73)	428
Money market accounts	4,648,720	26,252	0.76%	3,178,143	20,299	0.85%	8,523	(2,570)	5,953
Time deposits	1,523,912	17,433	1.53%	1,635,005	28,014	2.29%	(1,796)	(8,785)	(10,581)
Brokered deposits	1,400,581	11,658	1.11%	1,904,352	37,362	2.62%	(8,092)	(17,612)	(25,704)

Total interest-bearing deposits	8,439,131	58,531	0.93%	7,219,943	87,787	1.63%	49	(29,305)	(29,256)
Short-term borrowings	199,217	4,126	2.73%	796,655	6,481	1.07%	(7,314)	4,959	(2,355)
Long-term debt	491,273	21,820	5.90%	630,695	26,198	5.51%	(6,096)	1,718	(4,378)

Total interest-bearing liabilities	9,129,621	84,477	1.23%	8,647,293	120,466	1.86%	(13,361)	(22,628)	(35,989)

Non-interest bearing demand deposits	2,036,380			1,056,426
Other liabilities	169,121			98,666
Equity	1,243,084			950,400

Total liabilities and equity	$12,578,206			$10,752,785

Net interest spread			3.07%			2.63%
Effect of non-interest bearing funds			0.30%			0.30%

Net interest income/margin (3)		$303,310	3.37%		$228,104	2.93%	$61,364	$13,842	$75,206

(1)	For purposes of this table, changes which are not due solely to volume changes or rate changes are allocated to such categories in proportion to the absolute amounts of the change in each.
(2)	Interest income includes $54.9 million and $48.9 million in loan fees for the nine months ended September 30, 2010 and 2009, respectively.
(3)	Interest income and yields are presented on a tax-equivalent basis, assuming a federal income tax rate of 35%. See Table 2 for a reconciliation of the effect of the tax-equivalent adjustment.
(4)

Average loans on a nonaccrual basis for the recognition of interest income totaled $411.1 million for the nine months ended September 30, 2010 and $246.5 million for the nine months ended September 30, 2009 and are included in loans for purposes of this analysis. Interest foregone is estimated to be approximately $13.4 million and $6.3 million for the nine months ended September 30, 2010 and 2009, respectively, and is based on the average loan portfolio yield for the respective period.

(5)

Covered interest-earning assets consist of loans acquired through an FDIC-assisted transaction that are subject to a loss share agreement and the related indemnification asset. See Table 20 for detail discussion of covered assets.

Provision for loan losses

The provision for loan losses totaled $40.0 million for the quarter ended September 30, 2010 compared to $90.0 million for the same period in 2009. The provision for loan losses is a function of our allowance for loan loss methodology used to determine the appropriate level of the allowance for inherent loan losses after net charge-offs have been deducted. The provision for loan losses was $157.5 million and $129.3 million for the nine months ended September 30, 2010 and 2009, respectively. Net charge-offs were $49.1 million in the third quarter 2010 compared to $37.3 million in net charge-offs for the same period in 2009. Net charge-offs were $155.8 million for the nine months ended September 30, 2010, compared to $49.2 million for the nine months ended September 30, 2009. For further analysis and information on how we determine the appropriate level for the allowance for loan losses and analysis of credit quality, see “Critical Accounting Policies” and “Credit Quality Management and Allowance for Loan Losses”.

Provision for covered asset losses

For the nine months ended September 30, 2010, we recognized $1.9 million in provision for covered asset losses related to the loans purchased under the FDIC-assisted transaction loss share agreement reflecting a decline in expected cash flows since the date of acquisition on such loans. The provision for covered asset losses represents change in the value of the 20% non-reimbursable portion of expected losses.

Non-interest Income

Non-interest income is derived from a number of sources related to our banking, capital markets, treasury management and wealth management businesses. The following table presents these multiple sources of revenue.

Table 5

Non-interest Income Analysis

(Dollars in thousands)

	Quarters Ended September 30,			Nine Months Ended September 30,
	2010	2009	% Change	2010	2009	% Change
Wealth management	$4,306	$4,084	5.4	$13,566	$11,378	19.2
Mortgage banking	2,790	1,826	52.8	6,708	6,687	0.3
Capital markets products	3,104	(322)	n/m	7,495	14,741	-49.2
Treasury management	4,406	3,067	43.7	12,295	6,782	81.3
Bank owned life insurance (1)	428	444	-3.6	1,283	1,286	-0.2
Other income, service charges, and fees	5,297	4,093	29.4	14,161	9,741	45.4

Subtotal fee revenue	20,331	13,192	54.1	55,508	50,615	9.7
Net securities gains	3,029	(309)	n/m	2,873	7,530	-61.8
Early extinguishment of debt	—	—	—	—	(985)	n/m

Total non-interest income	$23,360	$12,883	81.3	$58,381	$57,160	2.1

(1)

Bank owned life insurance (“BOLI”) revenue represents the change in cash surrender value (“CSV”) of the policies, net of premiums paid. These policies cover the lives of certain Company officers, when originated, for which the Company is the beneficiary. The change in CSV is attributable to earnings or losses credited to the policies, based on investments made by the insurer. The cash surrender value of BOLI at September 30, 2010 was $49.0 million, compared to $47.2 million at September 30, 2009.

Total non-interest income for the third quarter 2010 was $23.4 million, an increase of $10.5 million, or 81%, from $12.9 million in the third quarter 2009. Our total fee revenue for the third quarter 2010 was $20.3 million, an increase of $7.1 million, or 54%, from $13.2 million in the third quarter 2009. The third quarter 2010 results included a $3.0 million net securities gain.

Capital markets income increased $3.4 million from the third quarter 2009. The credit valuation adjustment (“CVA”) decreased $1.6 million period over period, with a $0.8 million negative CVA in the third quarter 2010 and a $2.4 million negative CVA in the third quarter 2009. The CVA represents the credit component of fair value with regard to both client-based trades and the related matched trades with interbank dealer counterparties. Exclusive of CVA adjustments, year-over-year capital markets income increased to $3.9 million in the current period compared to $2.1 million in the third quarter 2009. The current quarter improvement is attributable to higher revenue from increased volume in foreign exchange transactions as a result of enhanced client interface tools and to a lesser extent to increased client interest rate swap fees on higher transaction volumes compared to the prior year quarter as clients took advantage of historically low fixed interest rates. Interest rate hedging activity is sensitive to the pace of loan growth, the shape of the LIBOR curve, and our clients’ interest rate expectations.

We continue to actively market our treasury management capabilities incorporating a full range of receivables and payables services in addition to online banking and reporting. These products and services include remote capture, liquidity management, and lockbox services, which augments non-interest and interest-bearing deposits. Treasury management income increased $1.3 million, or 44%, from the third quarter 2009. This increase is attributable a broader suite of products and services to new and existing clients and increasing penetration in our clients’ transaction-based activities.

The wealth management fee revenue increased $222,000, or 5%, from the third quarter 2009. Quarterly fee revenue is predominantly based on the market value of wealth management assets under management and administration (“AUMA”) at the beginning of the quarter and changes in AUMA during a quarter have relatively minor impact on revenue for that quarter. Total AUMA increased by $500,000 to $3.7 billion at June 30, 2010, compared to $3.2 billion at June 30, 2009 resulting in a higher basis in the current quarter for which fees were determined. AUMA are assets held in trust where we serve as trustee or in accounts where we make investment decisions on behalf of clients. AUMA also includes non-managed assets we hold in custody for clients or for which we receive fees for advisory or brokerage services. We do not include these assets on our Consolidated Statements of Condition.

Revenue from our mortgage business increased $964,000, or 53%, from the third quarter 2009, reflecting increased refinancing activity during the third quarter 2010 as a result of the low interest rate environment.

Other income, service charges, and fees increased $1.2 million, or 29%, from the third quarter 2009. The increase was primarily due to higher unused commitment fees, letter of credit fees, and syndication fees.

Net securities gains were $3.0 million for the third quarter 2010 compared to a $309,000 net securities loss for the third quarter 2009. During the third quarter 2010, we sold $167.1 million of collateralized mortgage obligations and residential mortgage-based securities resulting in the recognition of net securities gains of $3.2 million, which were partially offset by $200,000 in losses on our CRA-related investments.

Year-to-date Non-interest Income

For the nine months ended September 30, 2010, non-interest income was $58.4 million, an increase of $1.2 million compared to $57.2 million in the prior year period.

Capital markets income decreased $7.2 million, or 49%, from the prior year period. Of the $7.2 million decrease, $3.5 million represents changes in the CVA, with a $42,000 positive CVA in the first nine months of 2009 compared to a $3.4 million negative CVA in the first nine months of 2010.

Treasury management income increased $5.5 million from the same period in 2009, as new products and services were rolled out throughout the year to an expanding group of clients.

Wealth management’s fee revenue increased $2.2 million for the nine months ended September 30, 2010 from the prior year period and was attributable to increases in AUMA.

Revenue from our mortgage business remained flat for the nine months ended September 30, 2010 compared to the prior year period reflecting slower activity in the mortgage market during the first half of the year compared to a year ago, offset by improved conditions and results in the third quarter 2010.

For the nine months ended September 30, 2010, other income, services charges, and fees increased $4.4 million compared to the prior year period primarily due to loan-related revenue such as letter of credit fees and fees for unfunded commitments.

Net securities gains decreased $4.7 million for the nine months ended September 30, 2010 compared to the prior year like period. During the nine months ended September 30, 2009, we had taken advantage of market conditions to sell $249.0 million of available for sale securities, resulting in a net gain of $7.9 million. In contrast, during the nine months ended September 30, 2010, we sold $197.6 million of available for sale securities, resulting in a net gain of $3.8 million.

Included in non-interest income for the nine months ended September 30, 2009 was a $985,000 early extinguishment of debt charge, representing the fee associated with paying off the underlying funding related to treasury securities sold in the second quarter 2009.

Non-interest Expense

Our revenue growth rate compared to the prior year continued to outpace the growth rate in our non-interest expenses and as a result, our third quarter 2010 efficiency ratio improved to 55.3% for third quarter 2010, compared to 56.2% in the third quarter 2009. Our efficiency ratio in the second quarter 2010 was 61.2%.

Table 6

Non-interest Expense Analysis

(Dollar amounts in thousands)

	Quarters Ended September 30,			Nine Months Ended September 30,
	2010	2009	% Change	2010	2009	% Change
Compensation expense:
Salaries and wages	$22,667	$19,907	13.9	$67,791	$52,700	28.6
Share-based payment costs	4,112	6,592	-37.6	12,467	17,247	-27.7
Incentive compensation, retirement costs and other employee benefits	7,633	(3,287)	n/m	31,028	22,686	36.8

Total compensation expense	34,412	23,212	48.3	111,286	92,633	20.1

Net occupancy expense	7,508	7,004	7.2	22,550	19,131	17.9
Technology and related costs	2,310	2,565	-9.9	7,777	7,096	9.6
Marketing	2,039	2,500	-18.4	6,504	6,275	3.6
Professional services	2,708	5,759	-53.0	9,911	10,765	-7.9
Investment manager expenses	581	581	—	1,859	1,746	6.5
Net foreclosed property expense	3,075	2,454	25.3	8,164	3,865	111.2
Supplies and printing	292	295	-1.0	904	1,029	-12.1
Postage, telephone, and delivery	779	803	-3.0	2,610	2,205	18.4
Insurance	7,113	4,603	54.5	18,186	17,592	3.4
Amortization of intangibles	413	547	-24.5	1,243	1,201	3.5
Loan and collection	3,405	1,388	145.3	10,594	5,091	108.1
Other expenses	3,442	5,124	-32.8	15,862	10,258	54.6

Total non-interest expense	$68,077	$56,835	19.8	$217,450	$178,887	21.6

Operating efficiency ratios
Non-interest expense to average assets	2.16%	1.91%		2.31%	2.22%
Net overhead ratio (1)	1.42%	1.48%		1.69%	1.51%
Efficiency ratio (2)	55.3%	56.2%		60.1%	62.7%

(1)	Computed as the total of non-interest expense less non-interest income, annualized, divided by average total assets.
(2)

Computed as non-interest expense divided by the sum of net interest income on a tax equivalent basis and non-interest income. The efficiency ratio is presented on a tax-equivalent basis, assuming a federal income tax rate of 35%. See Table 26, “Non-GAAP Measures” for a reconciliation of the effect of the tax-equivalent adjustment.

Non-interest expense increased for the third quarter 2010 by $11.2 million, or 20%, from the third quarter 2009. The increase in non-interest expense period over period was primarily attributable to a significant reversal of incentive compensation expense in the prior year quarter. During the third quarter 2010, increases in aggregate credit costs (consisting of net foreclosed property expense, loan and collection expense and provisions for unfunded commitments), insurance and occupancy costs were largely offset by reductions in marketing, professional services, and other expenses compared to the prior year quarter. We expect aggregate credit costs will remain at elevated levels until nonperforming assets decline meaningfully.

Compensation expense increased $11.2 million, or 48%, from the third quarter 2009. The increase is principally attributable to higher incentive compensation expense as the prior year comparative period includes the impact of a $9.8 million reversal in incentive compensation accruals. Also contributing to the higher compensation expense is annual merit increases and a higher level of full-time equivalent employees. Full-time equivalent employees increased 3% to 1,067 at September 30, 2010, compared to 1,031 at September 30, 2009. Exclusive of incentive compensation, non-interest expense in the third quarter 2010 was flat compared to the third quarter 2009.

Net occupancy expense increased $504,000, or 7%, from the third quarter 2009. The increase in net occupancy expense is primarily due to increased depreciation costs and maintenance contract expense.

Professional fees, which include fees paid for legal, accounting, and consulting services, decreased $3.1 million, from the third quarter 2009. The current quarter decrease from the prior year period is primarily due to services provided a year ago in connection with the FDIC-assisted transaction and subsequent integration activities.

Third quarter 2010 insurance costs increased $2.5 million from the third quarter 2009. The increase is principally due to the combined effect of a higher deposit base for which fees are assessed, higher fee rates and the additional 10 basis point assessment paid on covered transaction accounts exceeding the $250,000 under the Transaction Account Guarantee Program component of the Temporary Liquidity Guaranty Program (“TAGP”) which we elected to participate in through December 31, 2010. The Dodd-Frank Act extended unlimited coverage for non-interest bearing accounts through 2012, and we expect FDIC insurance fees are likely to increase.

Net foreclosed property expenses, which include write-downs on foreclosed properties, gains and losses on sales of foreclosed properties and other expenses associated with the foreclosure process and maintenance of OREO, increased $621,000, or 25%, from the third quarter 2009. The increase in net foreclosed property expenses is primarily due to the maintenance and administration associated with a higher volume of OREO properties.

Loan and collection expense increased $2.0 million, or 145%, from the third quarter 2009 due to a higher volume of appraisals and legal costs in connection with credit remediation efforts on our nonperforming loans. We anticipate loan and collection costs to remain at an elevated level until nonperforming loans decline meaningfully.

Other expense decreased $1.7 million, or 33%, from the prior year quarter primarily due to $1.6 million in restructuring charges associated with a workforce repositioning initiative that was recorded during the third quarter 2009.

Year-to-date Non-interest Expense

Non-interest expense increased $38.6 million, or 22%, from the prior year period. The increase includes approximately $10.6 million, spread through all expense categories, related to the addition of staffing and operating 10 banking offices from the FDIC-assisted acquisition in the third quarter 2009. The remaining increase was primarily due to higher compensation expense, an increase in foreclosed property and loan and collection expenses related to credit deterioration, and an increase in provision for unfunded commitments.

Compensation expense increased $18.7 million, or 20%, from the prior year period and is largely attributable to annual merit increases and a higher level of full-time equivalents. Also, incentive compensation expense was higher in the current year period, as the prior year comparative period includes the impact of a $9.8 million reversal in incentive compensation accruals.

Net occupancy expense increased $3.4 million, or 18%, from the prior year period. The increase in net occupancy expense from the prior year period reflects the additional offices acquired in the FDIC-assisted transaction, as well as our increased office space.

Technology and related costs, which include fees paid for information technology services and support, increased $681,000, or 10%, from the prior year period. The increase from the prior year period was primarily due to $275,000 in costs associated with the former Founders Bank system conversion during the first quarter 2010.

Professional fees decreased $854,000 from the prior year period due to lower legal fees.

Net foreclosed property expenses increased $4.3 million from the nine months ended September 30, 2009. The increase in net foreclosed property expenses is primarily due to a higher volume of OREO properties coupled with valuation write-downs.

Marketing expense increased $229,000 from the prior year period due to increased advertising and client development in the first nine months of 2010, including corporate sponsorships.

Loan and collection expense increased $5.5 million, or 108%, from the prior year period due to a higher volume of appraisals and legal costs in connection with credit remediation efforts.

Other expense increased $5.6 million, or 55%, from the prior year period primarily due to a $3.4 million increase in the provision for unfunded commitments and higher costs associated with third party service providers.

Income Taxes

Our provision for income taxes includes both federal and state income tax expense. For the quarter ended September 30, 2010, we recorded an income tax provision of $4.8 million on pre-tax income of $12.8 million (37.4% effective tax rate) compared to an income tax benefit of $18.8 million on a pre-tax loss of $46.5 million for the quarter ended September 30, 2009 (-40.4% effective tax rate).

For the nine months ended September 30, 2010, income tax benefits totaled $7.7 million, equal to an effective income tax rate of
-42.9% compared to income tax benefits of $11.0 million, or an effective income tax rate of -42.9% for the nine months ended September 30, 2009.

The effective income tax rate varies from the statutory federal income tax rate of 35% (federal income tax benefit rate of -35% for pre-tax loss periods) principally due to state income taxes, the effects of tax-exempt earnings from municipal securities and bank-owned life insurance, non-deductible compensation and business expenses, and tax credits. For the quarter ended September 30, 2010, the effective tax rate was also impacted by changes in reserves for uncertain tax positions (net increase in effective tax rate of 2.7%), including reserves relating to a state tax examination.

In determining that realization of the deferred tax assets is more likely than not and no valuation allowance is needed at September 30, 2010, we considered negative evidence, including our cumulative pre-tax loss for financial statement purposes for the trailing three-year period, as well as a number of positive factors including taxable income generated in 2009 and year-to-date 2010, reversing taxable temporary differences in future periods and our ability to generate future taxable income, exclusive of reversing temporary differences, over a relatively short timeframe.

Operating Segments Results

We have three primary business segments: Banking, Wealth Management, and Holding Company Activities. The PrivateBank Mortgage Company results are included in the Banking segment.

Banking

The profitability of our Banking segment is primarily dependent on net interest income, provision for loan losses, non-interest income and non-interest expense. The net income for the banking segment for the quarter ended September 30, 2010 was $15.1 million, an increase of $33.2 million from net loss of $18.1 million for the prior year period. The increase in net income for the banking segment resulted primarily from a $48.6 million decrease in the provision for loan losses and an $11.4 million increase in net interest income, offset by a $15.1 million increase in non-interest expense. For the nine months ended September 30, 2010, net income for the banking segment was $12.6 million, an increase of $312,000 from net income of $12.3 million in the prior year period. Total loans for the banking segment were relatively flat at $9.0 billion at September 30, 2010 and December 31, 2009. Total deposits for the banking segment increased 6% to $10.7 billion at September 30, 2010 from $10.1 billion at December 31, 2009.

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

Net income attributable to controlling interests for wealth management increased to $502,000 for the quarter ended September 30, 2010 from $78,000 in the prior year period due to increases in fee revenue and decreases in non-interest expenses. For the nine months ended September 30, 2010, net income attributable to controlling interests for wealth management increased to $1.5 million from $481,000 in the prior year period. Wealth Management AUMA was $4.0 billion at September 30, 2010, which was relatively flat as compared to September 30, 2009. The wealth management fee revenue was $4.3 million for the quarter ended September 30, 2010, a 5% increase year-over-year from $4.1 million for the third quarter ended September 30, 2009. For the nine months ended September 30, 2010, wealth management fee revenue was $13.4 million, compared to $11.4 million in the prior year period, which was attributable to larger AUMA over the course of the nine month period ended September 30, 2010 as compared to the nine month period ended September 30, 2009.

We engage third-party investment managers, as well as Lodestar, for a number of our wealth management relationships. Fees paid to third party investment managers remained flat at $581,000 for the quarters ended September 30, 2010 and 2009. For the nine months ended September 30 2010, fees paid to third party investment managers increased by $113,000 as compared to the prior year period.

Holding Company Activities

The Holding Company Activities segment consists of parent company only matters and intersegment eliminations. The Holding Company’s most significant assets are its net investments in its bank subsidiary and its mortgage subsidiary. Undistributed earnings relating to these investments are not included in the Holding Company financial results. Holding Company financial results are reflected primarily by interest expense on borrowings and operating expenses. Recurring operating expenses consist primarily of share-based compensation and professional fees. The Holding Company Activities segment reported a net loss of $7.7 million for the quarter ended September 30, 2010, compared to a net loss of $9.8 million for the prior year period. For the nine months ended September 30, 2010, the Holding Company segment reported a net loss of $24.5 million, compared to a net loss of $27.6 million in the prior year period.

FINANCIAL CONDITION

Total Assets

Total assets were $12.6 billion at September 30, 2010, an increase of 5% from $12.0 billion at December 31, 2009. Asset growth from December 31, 2009 was primarily due to a $464.0 million increase in securities available-for sale and a $313.7 million increase in fed funds sold and other short-term investments funded primarily by a 9% increase in client deposits. In anticipation of the expiration of TAGP, we strategically increased our balance sheet liquidity to prepare for possible client deposit reductions. While TAGP has been extended and we reduced liquidity levels over the past three months, we expect to maintain elevated levels of liquidity consistent with industry trends.

Investment Portfolio Management

We manage our investment portfolio to maximize the return on invested funds within acceptable risk guidelines, to meet pledging and liquidity requirements, and to adjust balance sheet interest rate sensitivity to attempt to protect net interest income against the impact of changes in interest rates.

We adjust the size and composition of our securities portfolio according to a number of factors, including expected liquidity needs, the current and forecasted interest rate environment, our actual and anticipated balance sheet growth rate, the relative value of various segments of the securities markets, and the broader economic environment. We may continue to reposition the investment portfolio during the fourth quarter 2010 in response to market conditions.

Investments are comprised of debt securities and non-marketable equity investments. Our debt securities portfolio is primarily comprised of U.S. Treasury and Agency securities and municipal bonds, residential mortgage-backed pools and collateralized mortgage obligations.

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

Non-marketable equity investments include Federal Home Loan Bank (“FHLB”) stock and other various equity securities. At September 30, 2010, our investment in FHLB stock was $22.3 million, compared to $22.8 million at December 31, 2009. Our FHLB stock holdings are necessary to maintain the FHLB advances. Also included in non-marketable equity investments are certain investments in funds that make investments in accordance with the provisions of the Community Reinvestment Act. Such investments had a carrying amount of $2.8 million at September 30, 2010.

We do not own any Freddie Mac or Fannie Mae preferred stock or subordinated debt obligations, bank trust preferred securities, nor do we own any sub-prime mortgage-backed securities.

Table 7

Investment Securities Portfolio Valuation Summary

(Dollars in thousands)

	At September 30, 2010			At December 31, 2009
	Fair Value	Amortized Cost	% of Total	Fair Value	Amortized Cost	% of Total
Available-for-Sale
U.S. Treasury securities	$—	$—	—	$16,970	$16,758	1.1
U.S. Agency securities	10,475	10,189	0.5	10,315	10,292	0.7
Collateralized mortgage obligations	537,845	520,656	26.1	176,364	168,974	11.0
Residential mortgage-backed securities	1,299,490	1,250,641	63.1	1,191,718	1,162,924	74.5
State and municipal securities	185,217	172,858	9.0	174,174	165,828	10.9
Foreign sovereign debt	500	500	—	—	—	—

Total available-for-sale	2,033,527	1,954,844	98.7	1,569,541	1,524,776	98.2

Non-marketable Equity Investments
FHLB stock	22,296	22,296	1.1	22,791	22,791	1.4
Other	3,291	3,291	0.2	6,622	6,622	0.4

Total non-marketable equity investments	25,587	25,587	1.3	29,413	29,413	1.8

Total securities	$2,059,114	$1,980,431	100.0	$1,598,954	$1,554,189	100.0

As of September 30, 2010, our securities portfolio totaled $2.1 billion, an increase of 29% from $1.6 billion at December 31, 2009. During the nine months ended September 30, 2010, we added $435.2 million to the available-for-sale investment portfolio, net of payoffs and sales, predominantly in agency collateralized mortgage obligations and agency mortgage-backed securities.

Due to the changes in market conditions during the third quarter 2010, we repositioned a portion of our investment portfolio, selling $108.2 million of collateralized mortgage obligations, $58.9 million of residential mortgage-backed securities, and $820,000 of tax-exempt municipal securities, resulting in a net securities gain of $3.2 million, which was partially offset by $200,000 in losses on our CRA-related investments.

Investments in collateralized mortgage obligations and residential mortgage-backed securities comprise 90% of the available-for-sale securities portfolio at September 30, 2010. All of the mortgage securities are backed by U.S. Government-owned agencies or issued by U.S. Government-sponsored enterprises. All mortgage securities are composed of fixed rate, fully amortizing collateral with final maturities of 30 years or less.

Investments in debt instruments of state and local municipalities comprised 9% of the total available-for-sale securities portfolio at September 30, 2010. This type of security has historically experienced very low default rates and provided a predictable cash flow since it generally is not subject to significant prepayment. Insurance companies regularly provide credit enhancement to improve the credit rating and liquidity of a municipal bond issuance. Management considers the credit enhancement and underlying municipality credit rating when evaluating a purchase or sale decision.

At September 30, 2010, our reported equity reflected net unrealized securities gains net of tax of $48.8 million. This represented an increase of $20.9 million from net unrealized securities gains net of tax of $27.9 million at December 31, 2009.

The following table presents the maturities of the different types of investments that we own at September 30, 2010, and the corresponding interest rates that the investments will yield if they are held to their respective maturity date. The amounts are based on amortized cost.

Table 8

Re-pricing Distribution and Portfolio Yields

(Dollars in thousands)

	As of September 30, 2010
	One Year or Less		One Year to Five Years		Five Years to Ten Years		After 10 years
	Amortized Cost	Yield to Maturity	Amortized Cost	Yield to Maturity	Amortized Cost	Yield to Maturity	Amortized Cost	Yield to Maturity
Available-for-Sale
U.S. Agency securities	$—	—%	$10,189	2.5%	$—	—%	$—	—%
Collateralized mortgage obligations (1)	102,696	3.3%	272,868	3.3%	130,428	3.3%	14,664	3.3%
Residential mortgage-backed securities (1)	393,230	3.9%	660,798	3.9%	174,258	3.7%	22,355	3.5%
State and municipal securities (2)	14,815	6.8%	72,246	6.4%	78,413	5.3%	7,384	6.5%
Foreign sovereign debt	—	—%	500	1.3%	—	—%	—	—%

Total available-for-sale	510,741	3.9%	1,016,601	3.9%	383,099	3.9%	44,403	3.9%

Non-marketable Equity investments (3)
FHLB stock	22,296	1.1%	—	—%	—	—%	—	—%
Other	3,291	n/m	—	—	—	—	—	—

Total non-marketable equity investments	25,587	0.9%	—	—%	—	—%	—	—%

Total securities	$536,328	3.8%	$1,061,601	3.9%	$383,099	3.9%	$44,403	3.9%

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

(3)

The re-pricing distributions of FHLB stock and FRB stock are based on dividend announcements. The re-pricing distributions of other equity securities are based on each investment’s re-pricing characteristics.

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

Our loan portfolio is comprised of commercial loans including owner-occupied commercial real estate, real estate (which includes commercial real estate, construction, and residential real estate) and consumer loans, including home equity, residential, and personal loans. Outstanding loans, excluding covered assets, totaled $9.0 billion as of September 30, 2010, a decrease of 1% from December 31, 2009, with new loans and advances on existing facilities offset by paydowns and payoffs of existing loans and charge-offs. Overall borrowing demand has been modest in the first nine months of 2010 and line utilization rates have been low due to higher levels of liquidity maintained by our commercial clients relative to historic periods.

During 2010 we have continued efforts to change our loan mix and we have increased commercial loans to 56% of total loans at September 30, 2010 compared to 52% at December 31, 2009. During 2010, we continued to reduce our exposure in real estate with commercial real estate and construction representing 36% of total loans at September 30, 2010 compared to 38% at December 31, 2009.

Table 9

Loan Portfolio

(Dollars in thousands)

	September 30, 2010	% of Total	December 31, 2009	% of Total	% Change
Commercial and industrial	$3,850,498	42.8	$3,572,695	39.5	7.8
Owner-occupied commercial real estate	1,150,267	12.8	1,153,176	12.7	-0.3

Total commercial	5,000,765	55.6	4,725,871	52.2	5.8

Commercial real estate	2,192,374	24.4	2,184,001	24.2	0.4
Commercial real estate – multifamily	471,989	5.2	553,473	6.1	-14.7

Total commercial real estate	2,664,363	29.6	2,737,474	30.3	-2.7

Construction	528,469	5.9	727,487	8.1	-27.4
Residential real estate	324,434	3.6	319,463	3.5	1.6
Home equity	197,977	2.2	220,025	2.4	-10.0
Personal	276,121	3.1	316,305	3.5	-12.7

Total loans	$8,992,129	100.0	$9,046,625	100.0	-0.6

At September 30, 2010, Shared National Credits (“SNCs”) represented approximately 12% of total loans, compared with 14% of total loans at December 31, 2009. SNCs are defined as loan commitments of at least $20.0 million that are shared by three or more regulated financial institutions. We act in an agent capacity in some of these transactions and in a participant capacity in others.

Total construction loan exposure at September 30, 2010 was 6% of total loans compared to 8% of total loans at December 31, 2009. The decline was due primarily to the reclassification of $183.2 million of construction loans to commercial real estate as the project construction phase was completed, as well as payoffs and paydowns.

The following table summarizes our commercial real estate and construction loan portfolios by collateral type at September 30, 2010 and December 31, 2009. The composition of our commercial real estate portfolio is principally located in and around our core markets and is significantly concentrated in the Chicago metropolitan area. No single collateral type exceeded 25% of our CRE and construction loan portfolio total at September 30, 2010. The single largest category of commercial real estate at September 30, 2010 was multi-family real estate, which represented 18% of the portfolio. Our overall exposure to land loans, which is a very illiquid asset class, has decreased from $468.4 million at December 31, 2009 to $384.4 million at September 30, 2010, or 12% of the combined commercial real estate and construction portfolios. This collateral type declined as land moved into development stages and due in part to charge-offs.

Table 10

Commercial Real Estate and Construction Loan Portfolios

by Collateral Type

(Dollars in thousands)

	September 30, 2010		December 31, 2009
	Amount	% of Total	Amount	% of Total
Commercial Real Estate
Land	$347,368	13	$377,215	14
Residential 1-4 family	166,587	6	177,693	6
Multi-family	471,989	18	553,473	20
Industrial/warehouse	329,962	12	313,762	11
Office	440,639	16	400,172	15
Retail	445,322	17	414,419	15
Health care	44,788	2	49,337	2
Mixed use/other	417,708	16	451,403	17

Total commercial real estate	$2,664,363	100	$2,737,474	100

	September 30, 2010		December 31, 2009
	Amount	% of Total	Amount	% of Total
Construction
Land	$37,077	7	$91,207	12
Residential 1-4 family	28,726	6	61,854	8
Multi-family	92,225	17	131,001	18
Industrial/warehouse	27,783	5	31,461	4
Office	124,601	24	112,946	16
Retail	95,332	18	127,356	18
Mixed use/other	122,725	23	171,662	24

Total construction	$528,469	100	$727,487	100

Maturity and Interest Rate Sensitivity of Loan Portfolio

The following table summarizes the maturity distribution of our loan portfolio as of September 30, 2010, by category, as well as the interest rate sensitivity of loans in these categories that have maturities in excess of one year.

Table 11

Maturities and Sensitivities of Loans

to Changes in Interest Rates

(Dollars in thousands)

	As of September 30, 2010
	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years	Total
Commercial	$1,660,999	$3,200,244	$139,522	$5,000,765
Commercial real estate	890,379	1,684,164	89,820	2,664,363
Construction	330,758	196,620	1,091	528,469
Residential real estate	15,773	45,490	263,171	324,434
Home equity	43,791	148,721	5,465	197,977
Personal	154,427	120,854	840	276,121

Total	$3,096,127	$5,396,093	$499,909	$8,992,129

Loans maturing after one year:
Predetermined (fixed) interest rates		$928,818	$71,588
Floating interest rates		4,467,275	428,321

Total		$5,396,093	$499,909

Nonperforming Assets, Restructured and Delinquent Loans

Nonperforming loans consists of loans past due 90 days and accruing interest, nonaccrual loans and restructured loans remaining on nonaccrual. We specifically exclude from our definition of nonperforming loans, restructured loans that accrue interest, as the borrower has demonstrated the ability to meet the new terms of the restructuring as evidenced by a minimum of six months of performance in compliance with the restructured terms or the borrower’s performance prior to the restructuring or other significant events at the time of the restructuring supports returning the loan to accruing status.

Nonperforming assets include nonperforming loans and real estate that has been acquired primarily through foreclosure and is awaiting disposition (“OREO”).

For a detailed discussion of our policy on accrual of interest on loans, see Note 1 to the Consolidated Financial Statements of our 2009 Annual Report on Form 10-K.

The following table breaks down our loan portfolio at September 30, 2010 between performing, delinquent, restructured, and nonperforming status.

Table 12

Loan Portfolio Aging

(Dollars in thousands)

	As of September 30, 2010
		Delinquent
	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days Past Due and Accruing	Restructured Loans Still Accruing	Nonaccrual	Total Loans
Loan Balances:
Commercial	$4,907,336	$2,772	$435	$—	$2,422	$87,800	$5,000,765
Commercial real estate	2,387,792	18,869	8,864	—	34,863	213,975	2,664,363
Construction	485,353	3,327	6,200	—	—	33,589	528,469
Residential real estate	311,392	1,174	2,767	—	—	9,101	324,434
Personal and home equity	420,741	2,188	1,104	—	23,374	26,691	474,098

Total loans	$8,512,614	$28,330	$19,370	$—	$60,659	$371,156	$8,992,129

Aging as a % of Loan Balance:
Commercial	98.13%	0.06%	0.01%	—%	0.05%	1.75%	100.00%
Commercial real estate	89.62%	0.71%	0.33%	—%	1.31%	8.03%	100.00%
Construction	91.84%	0.63%	1.17%	—%	—%	6.36%	100.00%
Residential real estate	95.98%	0.36%	0.85%	—%	—%	2.81%	100.00%
Personal and home equity	88.75%	0.46%	0.23%	—%	4.93%	5.63%	100.00%

Total loans	94.67%	0.32%	0.22%	—%	0.67%	4.13%	100.00%

Loans 30-59 days past due totaled $28.3 million at September 30, 2010, compared to $51.1 million at December 31, 2009. Loans 60-89 days past due totaled $19.4 million at September 30, 2010, compared to $51.6 million at December 31, 2009. Of the total past due loans, $27.7 million, or 58%, were commercial real estate-related and closely correlates to the concentration of nonaccrual loans in the commercial real estate class. At September 30, 2010 there were no loans accruing interest over 90 days past due in accordance with our policy. Our disclosure with respect to impaired loans is contained in Note 4 of “Notes to Consolidated Financial Statements.”

The following provides a comparison of our nonperforming assets, restructured loans still accruing interest and past due loans for the past five periods.

Table 13

Nonperforming Assets, Restructured and Past Due Loans

(Dollars in thousands)

	2010			2009
	September 30	June 30	March 31	December 31	September 30
Nonaccrual loans:
Commercial	$87,800	$90,364	$68,509	$69,346	$72,808
Commercial real estate	213,975	214,365	212,758	171,049	145,438
Construction	33,589	37,859	59,335	113,822	118,876
Residential real estate	9,101	9,717	16,776	14,481	11,899
Personal and home equity	26,691	17,874	23,829	26,749	10,897

Total nonaccrual loans	371,156	370,179	381,207	395,447	359,918

90 days past due loans (still accruing interest)	—	—	—	—	—

Total nonperforming loans	371,156	370,179	381,207	395,447	359,918
Foreclosed real estate (“OREO”)	90,944	68,693	60,755	41,497	36,705

Total nonperforming assets	$462,100	$438,872	$441,962	$436,944	$396,623

Restructured loans accruing interest	60,659	4,030	3,840	—	—

60-89 days past due loans:
Commercial	$435	$3,620	$4,245	$9,955	$1,588
Commercial real estate	8,864	14,884	35,454	30,638	23,245
Construction	6,200	—	6,400	751	10,962
Residential real estate	2,767	1,347	170	1,654	—
Personal and home equity	1,104	1,147	2,112	8,595	3,087

Total 60-89 days past due loans	$19,370	$20,998	$48,381	$51,593	$38,882

30-59 days past due loans:
Commercial	$2,772	$2,741	$11,641	$13,427	$4,424
Commercial real estate	18,869	26,073	36,740	23,983	18,005
Construction	3,327	258	3,252	3,391	2,541
Residential real estate	1,174	—	6,656	4,170	1,431
Personal and home equity	2,188	2,065	2,189	6,097	3,877

Total 30-59 days past due loans	$28,330	$31,137	$60,478	$51,068	$30,278

Nonaccrual loans to total loans (excluding covered assets)	4.13%	4.18%	4.28%	4.37%	3.99%
Nonaccrual loans to total assets	2.95%	2.94%	2.98%	3.29%	2.98%
Nonperforming loans to total loans (excluding covered assets)	4.13%	4.18%	4.28%	4.37%	3.99%
Nonperforming assets to total assets	3.67%	3.48%	3.46%	3.63%	3.29%
Allowance for loan losses as a percent of nonperforming loans	60%	63%	62%	56%	54%

We continue efforts to enhance asset quality and strengthen our credit risk management processes to identify developing issues and maximize values on weaker quality loan and OREO assets. Through an expanded risk analytics group and a dedicated process to manage watch and impaired loans, we monitor the credit portfolio’s significant exposures and overall trends. Over the past nine months we have repositioned resources and reinforced workout teams to address weaker credits and actively manage these exposures through the difficult economic and credit climate. As part of our workout and asset review, we may consider restructuring troubled loans in certain situations where we believe we will improve our ultimate recovery on the loan.

We executed a number of transactions to reduce problem assets during the third quarter 2010. We closed 19 separate OREO sales totaling $21.3 million during the third quarter 2010.

Total nonperforming assets increased by $25.2 million from $436.9 million at December 31, 2009 to $462.1 million at September 30, 2010. During the quarter, total nonperforming assets increased reflecting the movement of several larger accounts to OREO, while total nonperforming loans were relatively flat during the quarter. Nonperforming assets were 3.67% of total assets at September 30, 2010, compared to 3.63% at December 31, 2009. Approximately 67% of nonperforming loans at September 30, 2010 were commercial real estate and construction loans. Based on pending asset sales, we anticipate nonperforming assets will moderate in the fourth quarter 2010.

Nonperforming loans were $371.2 million at the end of the third quarter, down from $395.4 million at year end and $370.2 million in the second quarter 2010, as nonperforming loan inflows and delinquencies remained in line with second quarter 2010 levels. Nonperforming loan inflows were approximately $147.9 million and $130.0 million for the second and third quarter of 2010, respectively. The 35 largest nonperforming loans by borrower represent 61% of the total nonperforming loan portfolio, with the remaining nonperforming loan population represented by relatively small dollar amount loans as shown in the table below. Commercial and industrial loans are typically larger accounts with 8 accounts in the top 35 for a total of $68.9 million. Commercial nonperforming loans increased by $18.5 million, or 27%, from year end, due to two significant loans totaling $29.1 million that had moved to nonperforming status during the year.

Restructured loans accruing interest were $60.7 million at September 30, 2010, compared to no restructured loans accruing interest at December 31, 2009 and $4.0 million at June 30, 2010. Of the modified loans added during the quarter, 86% were from three large credit relationships where management identified restructuring opportunities. Restructured loans accruing interest are not considered to be nonperforming assets.

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

Table 14

Nonaccrual Loans Stratification

(Dollars in thousands)

	Stratification
As of September 30, 2010	$5.0 Million or More	$3.0 Million to $4.9 Million	$1.5 Million to $2.9 Million	Under $1.5 Million	Total

Amount:
Commercial	$54,272	$14,663	$2,673	$16,192	$87,800
Commercial real estate	83,229	45,592	37,071	48,083	213,975
Construction	5,351	7,576	11,047	9,615	33,589
Residential real estate	—	—	—	9,101	9,101
Personal and home equity	9,774	4,419	1,932	10,566	26,691

Total nonaccrual loans	$152,626	$72,250	$52,723	$93,557	$371,156

Number of Borrowers:
Commercial	4	4	1	42	51
Commercial real estate	10	12	18	87	127
Construction	1	2	5	17	25
Residential real estate	—	—	—	17	17
Personal and home equity	1	1	1	14	17

Total nonaccrual loans	16	19	25	177	237

	Stratification
As of December 31, 2009	$5.0 Million or More	$3.0 Million to $4.9 Million	$1.5 Million to $2.9 Million	Under $1.5 Million	Total

Amount:
Commercial	$46,176	$—	$4,092	$19,078	$69,346
Commercial real estate	51,425	15,186	60,028	44,410	171,049
Construction	41,772	27,690	24,590	19,770	113,822
Residential real estate	—	3,265	2,959	8,257	14,481
Personal and home equity	5,031	7,419	4,998	9,301	26,749

Total nonaccrual loans	$144,404	$53,560	$96,667	$100,816	$395,447

Number of Borrowers:
Commercial	3	—	2	51	56
Commercial real estate	6	4	28	88	126
Construction	4	7	11	38	60
Residential real estate	—	1	1	23	25
Personal and home equity	1	2	3	39	45

Total nonaccrual loans	14	14	45	239	312

Table 14.1

Restructured Loans and Accruing Interest Stratification

(Dollars in thousands)

	Stratification
As of September 30, 2010	$5.0 Million or More	$3.0 Million to $4.9 Million	$1.5 Million to $2.9 Million	Under $1.5 Million	Total

Amount:
Commercial	$—	$—	$1,853	$569	$2,422
Commercial real estate	29,074	3,493	—	2,296	34,863
Personal and home equity	23,374	—	—	—	23,374

Total	$52,448	$3,493	$1,853	$2,865	$60,659

Number of Borrowers:
Commercial	—	—	1	2	3
Commercial real estate	2	1	—	3	6
Personal and home equity	1	—	—	—	1

Total	3	1	1	5	10

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

Foreclosed real estate

Foreclosed real estate (“OREO”) totaled $90.9 million at September 30, 2010, compared to $41.5 million at December 31, 2009, and is comprised of 280 properties. Table 15 presents a rollforward of OREO for the quarters and nine months ended September 30, 2010 and 2009. Table 16 presents a comparison of OREO properties by type at September 30, 2010 and December 31, 2009 and Table 17 presents OREO property types by geographic location at September 30, 2010 and December 31, 2009.

Table 15

OREO Rollforward

(Dollars in thousands)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Beginning balance	$68,693	$29,236	$41,497	$23,823
New foreclosed properties	44,979	19,106	100,802	37,031
Valuation adjustments	(1,385)	(2,630)	(4,594)	(3,758)

Disposals:
Sale proceeds	(20,277)	(9,710)	(45,733)	(21,370)
Net (loss) gain on sale	(1,066)	703	(1,028)	979

Ending balance	$90,944	$36,705	$90,944	$36,705

Table 16

OREO Properties by Type

(Dollars in thousands)

	September 30, 2010		December 31, 2009
	Number of Properties	Amount	Number of Properties	Amount
Single family home	28	$24,479	18	$9,538
Land parcels	232	17,040	229	17,856
Multi-family units	3	1,465	3	1,888
Office/industrial	16	47,460	6	11,484
Retail	1	500	3	731

Total OREO properties	280	$90,944	259	$41,497

Table 17

OREO Property Type by Location

(Dollars in thousands)

	Illinois	Georgia	Michigan	Missouri	Other	Total

As of September 30, 2010

Single family homes	$16,790	$268	$6,014	$997	$410	$24,479
Land parcels	7,141	3,424	3,479	2,996	—	17,040
Multi-family	570	—	895	—	—	1,465
Office/industrial	20,471	1,500	5,025	—	20,464	47,460
Retail	500	—	—	—	—	500

Total OREO properties	$45,472	$5,192	$15,413	$3,993	$20,874	$90,944

As of December 31, 2009

Single family homes	$2,648	$960	$4,250	$1,488	$192	$9,538
Land parcels	7,246	3,522	4,957	2,131	—	17,856
Multi-family	1,888	—	—	—	—	1,888
Office/industrial	—	1,548	1,200	—	8,736	11,484
Retail	500	—	231	—	—	731

Total OREO properties	$12,282	$6,030	$10,638	$3,619	$8,928	$41,497

At September 30, 2010, office/industrial properties represented the largest portion of OREO, representing 52% of the total OREO carrying value and consisting of 16 properties. Single family homes represented 27% of the total OREO carrying value and consisting of 28 properties. Land parcels represent 19% of the total OREO carrying value, consisting of 232 properties. Of the total OREO properties at September 30, 2010, 50% were located in Illinois, 6% in Georgia, 17% in Michigan, 14% in Texas, and 13% in other states.

As we look to dispose of nonperforming assets, our efforts and strategies may be impacted by a number of factors, including but not limited to, the pace and timing of the overall recovery of the economy, instability or lack of meaningful activity in the real estate market or higher levels of real estate coming into the market for sale. The future carrying value of these assets may be influenced by these same factors. To date, we have approximately $18 million in OREO and other nonperforming assets under sale agreements that are expected to close during the fourth quarter.

Credit Quality Management and Allowance for Loan Losses

Portfolio performance reflects both the individual transactions and the broader economic environment. Performance of our commercial real estate portfolio has been consistent with the overall industry. Commercial real estate weakness continues to be aggravated by the macro environment, including elevated levels of unemployment. These broad factors are evidenced by moderating levels of nonperforming loans, as well as stabilization in delinquencies and defaults. While we anticipate nonperforming assets will moderate in the fourth quarter 2010 partly as a result of increased nonperforming asset sales, credit quality statistics could fluctuate as a result of active portfolio management activities, individual account performance, and economic conditions, all of which may affect the timing of changes in and level of nonperforming assets.

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

At least quarterly, the allowance for loan losses and the underlying methodology is reviewed by management and discussed with the Board of Directors. As of September 30, 2010, management deemed the allowance for loan losses to be appropriate (i.e., sufficient to absorb losses that are inherent in the portfolio, including those not yet identifiable).

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

Table 18.1

Quarterly Allowance for Loan Losses

and Summary of Loan Loss Experience

(Dollars in thousands)

	Quarters ended
	2010			2009
	September 30	June 30	March 31	December 31	September 30
Change in allowance for loan losses:
Balance at beginning of period	$232,411	$236,851	$221,688	$192,791	$140,088
Loans charged-off:
Commercial	(2,541)	(8,440)	(18,129)	(11,082)	(13,065)
Commercial real estate	(31,809)	(24,956)	(21,793)	(13,120)	(13,772)
Construction	(4,882)	(10,644)	(10,264)	(14,438)	(6,928)
Residential real estate	(1,715)	(886)	(1,590)	(970)	(475)
Home equity	(736)	(651)	(1,087)	(805)	(100)
Personal	(8,939)	(6,346)	(4,584)	(1,086)	(5,802)

Total charge-offs	(50,622)	(51,923)	(57,447)	(41,501)	(40,142)

Recoveries on loans previously charged-off:
Commercial	730	664	330	410	1,060
Commercial real estate	304	896	53	126	676
Construction	131	444	134	240	1,026
Residential real estate	4	11	6	12	—
Home equity	9	3	4	52	1
Personal	394	73	17	34	66

Total recoveries	1,572	2,091	544	874	2,829

Net charge-offs	(49,050)	(49,832)	(56,903)	(40,627)	(37,313)
Provisions charged to operating expense	40,031	45,392	72,066	69,524	90,016

Balance at end of period	$223,392	$232,411	$236,851	$221,688	$192,791

Total loans, excluding covered assets at period-end	$8,992,129	$8,851,439	$8,898,228	$9,046,625	$9,009,539

Allowance as a percent of loans at period-end	2.48%	2.63%	2.66%	2.45%	2.14%

Average loans, excluding covered assets	$8,957,934	$8,934,900	$9,032,837	$8,978,343	$8,880,032

Ratio of net charge-offs (annualized) to average loans outstanding for the period	2.17%	2.24%	2.55%	1.80%	1.67%

Table 18.2

Year-to-Date Allowance for Loan

Losses and Summary of Loan Loss Experience

(Dollars in thousands)

	Nine Months Ended September 30,
	2010	2009
Change in allowance for loan losses:
Balance at beginning of period	$221,688	$112,672
Loans charged-off:
Commercial	(29,111)	(20,662)
Commercial real estate	(78,558)	(14,446)
Construction	(25,790)	(9,033)
Residential real estate	(4,191)	(525)
Home equity	(2,473)	(381)
Personal	(19,869)	(14,712)

Total charge-offs	(159,992)	(59,759)

Recoveries on loans previously charged-off:
Commercial	1,724	3,579
Commercial real estate	1,253	1,634
Construction	708	4,816
Residential real estate	21	140
Home equity	16	22
Personal	485	345

Total recoveries	4,207	10,536

Net charge-offs	(155,785)	(49,223)
Provisions charged to operating expense	157,489	129,342

Balance at end of period	$223,392	$192,791

We increased our allowance for loan losses to $223.4 million at September 30, 2010, up $1.7 million from $221.7 million at December 31, 2009. The ratio of the allowance for loan losses to total loans (excluding covered assets) was 2.48% at September 30, 2010, up from 2.45% as of December 31, 2009. The loan loss allowance as a percentage of nonperforming loans was 60% at September 30, 2010 compared to 56% at December 31, 2009. The provision for loan losses was $40.0 million for the quarter ended September 30, 2010, versus $45.4 million for the quarter ended June 30, 2010 and $90.0 million in the prior year period.

For the third quarter 2010, net charge-offs totaled $49.1 million as compared to $49.8 million in the second quarter 2010 and $37.3 million in the third quarter 2009. Commercial real estate and construction loans comprised 74% of net charge-offs in the third quarter, reflecting the challenging market conditions associated with these loan types. For the nine months ended September 30, 2010, net charge-offs totaled $155.8 million, compared to $49.2 million in the prior year period.

The provision for loan losses for the nine months ended September 30, 2010 was $157.5 million, compared to $129.3 million in the prior year period.

The following table presents our allocation of the allowance for loan losses by specific category at the dates shown.

Table 19

Allocation of Allowance for Loan Losses

(Dollars in thousands)

	September 30, 2010			December 31, 2009
	Amount	% of Total Allowance	% of Loan Balance	Amount	% of Total Allowance	% of Loan Balance
General allocated reserve:
Commercial	$50,863	23	1.0	$43,350	20	0.9
Commercial real estate	75,701	34	2.8	77,223	35	2.8
Construction	17,048	8	3.2	23,581	10	3.2
Residential real estate	3,842	2	1.2	3,635	2	1.1
Home equity	2,312	1	1.2	2,862	1	1.3
Personal	4,910	2	1.8	5,277	2	1.7

Total allocated	154,676	70	1.7	155,928	70	1.7
Specific reserve	68,716	30	n/m	65,760	30	n/m

Total	$223,392	100	2.48	$221,688	100	2.45

The allocated reserve for our commercial real estate and construction portfolios declined $8.1 million, or 8%, to $92.7 million at September 30, 2010 from $100.8 million at December 31, 2009. The decrease in this allocation is due in part to a lower amount of loans in the commercial real estate sector at the end of the third quarter. The allocated reserve for our commercial portfolio has increased $7.5 million or 17%, to $50.9 million at September 30, 2010 from $43.4 million at December 31, 2009, although the allocated reserve at September 30, 2010 has declined compared to June 30, 2010, reflecting signs of stabilization in this sector.

Under our methodology, the allowance for loan losses is comprised of the following components:

General Allocated Component of the Allowance

The general allocated component of the allowance was $154.7 million at September 30, 2010, a decrease of $1.2 million from the December 31, 2009 balance of $155.9 million. The reduction in the general allocated reserve was primarily influenced by the improved risk profile of the performing portfolio during the quarter, modest new loan growth and the changing mix of the performing portfolio in which real estate loans and older “legacy” loans comprise a continually lower relative exposure in comparison to the total performing loans.

Specific Component of the Allowance

The specific component of the allowance was $68.7 million at September 30, 2010, an increase of $2.9 million from the December 31, 2009 balance of $65.8 million. The specific reserve requirements are primarily influenced by new loan additions to nonperforming status, as well as changes to collateral values, as most of our impaired loans are collateral dependent.

This asset-specific component relates to impaired loans. A loan is considered impaired when it is probable that all contractual required principal and interest payments will not be collected. All loans that are over 90 days past due in principal or interest are by definition considered “impaired” and placed in non-accrual status. Loans subject to valuation for impairment are defined as these nonaccrual loans as well as those loans modified in a troubled debt restructuring. Impairment is measured by estimating the fair value of the loan based on the loan’s observable fair value or the fair value of the collateral less costs to sell if the loan is collateral dependent, or the present value of expected future cash flows discounted at the loan’s effective interest rate. Impaired loans exceeding a fixed dollar amount of $500,000 are evaluated individually, while smaller loans are evaluated as pools using historical loss experience for the respective class of asset and product type. If the estimated fair value is less than the recorded investment in the loan, impairment is recognized by creating a specific valuation reserve as a component of the allowance for loan losses.

Our impaired loan population is primarily collateral dependent, with such loans totaling $385.0 million of the total $431.8 million in impaired loans at September 30, 2010. When collateral-dependent real estate loans are determined to be impaired, updated appraisals are typically obtained every twelve months and evaluated by our internal Appraisal Group every six months. In addition, both borrower and market-specific factors are taken into consideration, which may result in obtaining more frequent appraisal updates or broker-price opinions. As of September 30, 2010, the average appraisal age used in the impaired loan valuation process was 187 days.

In addition to the allowance for loan losses, we maintain a reserve for unfunded commitments at a level we believe to be sufficient to absorb estimated probable losses related to unfunded credit facilities. At September 30, 2010, our reserve for unfunded commitments was $5.3 million, a $3.8 million increase over $1.5 million at December 31, 2009. The reserve is computed using a methodology similar to that used to determine the general allocated component of the allowance for loan losses. Net adjustments to the reserve for unfunded commitments are included in other non-interest expense in the Consolidated Statements of Income.

COVERED ASSETS

Covered assets represent purchased loans and foreclosed loan collateral covered under loss sharing agreements with the FDIC, whereby the FDIC will reimburse us for the majority of the losses incurred.

The carrying amounts of covered assets are presented in the following table:

Table 20

Covered Assets

(Amounts in thousands)

	September 30, 2010	December 31, 2009
Commercial loans	$54,917	$78,885
Commercial real estate loans	210,142	226,124
Residential mortgage loans	57,903	60,147
Consumer installment and other loans	12,049	13,438
Foreclosed real estate	15,402	14,770
Assets in lieu	581	560
Estimated loss reimbursement by the FDIC	68,871	108,110

Total covered assets	419,865	502,034

Allowance for covered asset losses	(12,174)	(2,764)

Net covered assets	$407,691	$499,270

Total covered assets decreased by $82.1 million or 16% during the first nine months of 2010 from $502.0 million at December 31, 2009 to $419.9 million at September 30, 2010. The reduction is primarily attributable to $61.1 million in principal paydowns, net of advances, as well as the resulting impact of such on the evaluation of expected cash flows and discount accretion levels. In addition, the estimated loss reimbursement by the FDIC (“the FDIC indemnification receivable”) further contributed to the reduction as a result of loss claims submitted to the FDIC. The allowance for covered asset losses increased by $9.4 million to $12.2 million at September 30, 2010 from $2.8 million at December 31, 2009, reflecting a further decline in expected cash flows on certain pools of covered loans since the date of acquisition. Of the total allowance for covered asset losses, 80% was offset through the FDIC indemnification receivable and the remaining 20% representing the non-reimbursable portion of the loss share agreement recognized as a charge to provision for loan and covered asset losses on the Consolidated Statements of Income.

All of the loans acquired were recorded at fair value as of the acquisition date without regard to the loss sharing agreements. Loans were evaluated and assigned to loan pools based on common risk characteristics. The determination of the fair value of the loans resulted in a significant discount to the carrying amount of the loans, which was designated as accretable or non-accretable based upon the ability to estimate future cash flows of the loans. The accretable amounts are being recognized as interest income over the remaining term of the loan. The majority of the nonaccretable balance is expected to be received from the FDIC in connection with the loss share agreements and is recorded on the Consolidated Statements of Condition as a separate component of covered assets. Purchased impaired loans are generally considered accruing and performing as the loans accrete interest income over the estimated life of the loan when cash flows are reasonably estimable. However, under regulatory reporting standards, covered loans that are contractually past due will continue to be reported as past due and still accruing based on the number of days past due. Table 21 highlights the performance characteristics of the covered loans in accordance with regulatory standards. These assets are excluded from the asset quality presentation of our originated loan portfolio, given the loss share indemnification from the FDIC.

Table 21

Past Due Covered Loans and Nonperforming Covered Assets

(Amounts in thousands)

	2010			2009
	September 30,	June 30,	March 31,	December 31,	September 30,
30-59 days past due	$6,093	$7,230	$18,361	$10,252	$16,946
60-89 days past due	2,636	6,670	10,186	6,922	4,873
90 days or more past due and still accruing	95,416	96,177	103,650	100,821	123,468
Nonaccrual	19,130	18,859	15,204	10,209	4,047

Total past due and nonperforming covered loans	123,275	128,936	147,401	128,204	149,334
Foreclosed real estate	15,402	12,673	15,830	14,770	13,736

Total past due and nonperforming covered assets	$138,677	$141,609	$163,231	$142,974	$163,070

FUNDING AND LIQUIDITY MANAGEMENT

Deposits

We rely on a relationship driven approach to generate client deposits that are our primary source to fund loan growth. We have built a suite of deposit and cash management products and services that have been successful in generating client deposits for us. Many of these activities are supported by dedicated personnel with significant experience. Moreover, our relationship-based banking model means we are focused on delivering the “whole Bank” to our clients including our deposit and cash management services. From December 31, 2009 to September 30, 2010, our client deposit growth has exceeded our loan growth with client deposit balances more than covering total loans, enabling us to reduce our reliance on more expensive wholesale funding sources. Nevertheless, we have a number of wholesale funding sources available to us, and as a matter of prudent asset/liability management, we utilize a variety of funding sources in an effort to optimize the balance of duration risk, cost, liquidity risk and contingency planning.

Table 22

Deposits

(Dollars in thousands)

	As of
	September 30, 2010	% of Total	December 31, 2009	% of Total	% Change

Non-interest bearing deposits	$2,173,419	20.6	$1,840,900	18.6	18.1
Interest-bearing deposits	614,049	5.8	752,728	7.6	-18.4
Savings deposits	178,533	1.7	141,614	1.4	26.1
Money market accounts	4,861,437	46.2	3,912,361	39.6	24.3
Brokered deposits:
Traditional	150,183	1.4	389,590	3.9	-61.5
Client CDARS® (1)	828,508	7.9	979,728	9.9	-15.4
Non-client CDARS® (1)	262,675	2.5	196,821	2.0	33.5

Total brokered deposits	1,241,366	11.8	1,566,139	15.8	-20.7
Time deposits	1,461,668	13.9	1,678,172	17.0	-12.9

Total deposits	$10,530,472	100.0	$9,891,914	100.0	6.5

Client deposits (2)	$10,117,614		$9,305,503		8.7

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

Total deposits at September 30, 2010 increased 7% from year-end 2009 primarily due to growth in money market accounts and non-interest bearing deposits offset by reductions in traditional brokered deposits and time deposits. Client deposits increased by $812.1 million to $10.1 billion at September 30, 2010, compared to $9.3 billion at December 31, 2009. During the first nine months of 2010, we have continued to facilitate our deposit growth by pursuing deposits from existing and new clients, increasing institutional and municipal deposits, and attracting additional business DDA account balances through our enhanced treasury management services. Total non-interest bearing deposits increased $332.5 million, or 18%, at September 30, 2010 from December 31, 2009.

Middle-market commercial client relationships with a diversified industry base in our markets are the primary source of our deposit base. Due to our commercial banking focused business model, our client deposit base provides access to larger deposit balances that result in a concentrated deposit base. The deposits are held in different deposit products such as interest-bearing and non-interest bearing demand deposits, CDARS®, savings and money market accounts. Deposit levels have benefited from higher liquidity levels businesses are maintaining generally, as well as our clients’ rotation into more liquid products.

Brokered deposits totaled $1.2 billion at September 30, 2010, a decrease of 21% from $1.6 billion at December 31, 2009 due to decreases in both traditional brokered deposits and client CDARS® deposits. During the first nine months of 2010, we further reduced traditional brokered deposits as a source of funding due to client deposit growth. Our brokered deposits to total deposits ratio was 12% at September 30, 2010, compared to 16% at December 31, 2009. Brokered deposits at September 30, 2010 include $1.1 billion in CDARS® deposits, of which we consider $828.5 million, or 8% of total deposits, to be client related CDARS®.

Table 23

Scheduled Maturities of Brokered and Time Deposits

(Dollars in thousands)

	Brokered	Time	Total
Year ending December 31,
2010:
Fourth quarter	$737,778	$485,556	$1,223,334
2011	462,668	676,242	1,138,910
2012	31,904	159,014	190,918
2013	3,058	38,905	41,963
2014	4,401	21,958	26,359
2015 and thereafter	1,557	79,993	81,550

Total	$1,241,366	$1,461,668	$2,703,034

Table 24

Maturities of Time Deposits of $100,000 or More (1)

(Dollars in thousands)

September 30, 2010
Maturing within 3 months	$1,097,037
After 3 but within 6 months	446,147
After 6 but within 12 months	439,328
After 12 months	339,475

Total	$2,321,987

(1)	Includes brokered deposits.

Short-term Borrowings and Long-term Debt

Short-term borrowings, which primarily consists of Federal Home Loan Bank (“FHLB”) advances that mature in one year or less, decreased by $35.3 million to $179.7 million at September 30, 2010 from $215.0 million at December 31, 2009. Long term-debt which is comprised of junior subordinated debentures, a subordinated debt facility and the long term portion of FHLB advances, decreased by $93.4 million to $439.6 million at September 30, 2010 from $533.0 million at December 31, 2009. The reduction in both borrowing categories was attributable to FHLB advance activity with $126.0 million in repayments offset by movement of $93.0 million of the now current portion of FHLB advances from long-term debt classification to short-term borrowings. Scheduled maturities of short-term borrowings during fourth quarter 2010 total $85.0 million with a weighted average rate of 3.28%.

Liquidity

The objectives of liquidity risk management are to ensure that we can meet our cash flow requirements, capitalize on business opportunities in a timely and cost effective manner and satisfy regulatory guidelines and requirements. Liquidity management involves forecasting funding requirements, assessing concentration risks and maintaining sufficient capacity to meet our clients’ needs and accommodate fluctuations in asset and liability levels due to changes in our business operations or unanticipated events. Liquidity is secured by managing the mix of financial instruments on the balance sheet and expanding potential sources of liquidity.

We manage liquidity at two levels: at the holding company level and at the bank subsidiary level. The management of liquidity at both levels is essential because the holding company and the Bank each have different funding needs and sources. Liquidity management is guided by policies formulated and monitored by our senior management and the Bank’s asset/liability committee, which take into account regulatory guidelines and requirements, the marketability of assets, the sources and stability of funding market conditions, the level of unfunded commitments and potential future loan and deposit growth.

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

The Bank’s principal sources of funds are client deposits, large institutional deposits, wholesale market-based borrowings, capital contributions by the parent company, and cash from operations. The Bank’s principal uses of funds include funding loan growth and our investment portfolio, which is used primarily to manage interest rate and liquidity risk. The primary sources of funding for the holding company include dividends received from the Bank when available and proceeds from the issuance of senior, subordinated and convertible debt, as well as equity. Primary uses of funds for the parent company include repayment of maturing debt, dividends paid to stockholders, interest paid to our debt holders and subsidiary funding through capital contributions.

Our client deposits, the most stable source of liquidity due to the nature of long-term relationships generally established with our clients, are available to provide long-term liquidity for the Bank. At September 30, 2010, 80% of our total assets were funded by client deposits, compared to 77% at December 31, 2009. Client deposits for purposes of this ratio are defined to include all deposits less traditional brokered deposits and non-client CDARS®. Time deposits are included as client deposits since these deposits have historically not been volatile deposits for us.

In addition to on-balance sheet liquidity and funding, the Bank maintains access to various external sources of funding, which assist in the prudent management of funding costs, interest rate risk, and anticipated funding needs or other considerations. Some sources of funding are accessible same-day while others require advance notice. Funds that are immediately accessible include Federal Fund counterparty lines, which are uncommitted lines of credit from other financial institutions, and the borrowing term is typically overnight. Federal Fund lines fluctuate based on availability in the market place and counterparty relationship strength. Repurchase agreements or “Repos” are also an immediate source of funding in which the Bank pledges assets to a counterparty against which the Bank can borrow with the agreement to repurchase at a specified date in the future. Repos can vary in term, from overnight to longer but are regarded as short-term in nature. An additional source of overnight funding is the discount window at the Federal Reserve Bank. The Bank maintains access to the discount window by pledging loans as collateral to the Federal Reserve. Funding availability is primarily dictated by the amount of loans pledged by the Bank, but also impacted by the margin applied to the loans by the Federal Reserve. The amount of loans pledged to the Federal Reserve can fluctuate due to the availability of loans eligible under the Federal Reserve’s criteria which include stipulations of documentation requirements, credit quality, payment status and other criteria. In addition to overnight funding, the Bank can access additional funding through the brokered deposit market. Brokered deposits are deposits that are sourced from external and unrelated financial institutions by a third-party. The funding requires advance notification to structure the type of deposit desired by the Bank, but the funding itself can vary in term from one month to several years and has the benefit of being a source of long-term funding.

While we first look toward internally generated deposits as a funding source, we continue to utilize wholesale funding sources, including brokered deposits, in order to enhance liquidity, diversify our funding, and supplement deposits as needed, for example during periods of heavy loan demand. Brokered deposits, excluding client CDARS®, decreased to 4% of total deposits at September 30, 2010, compared to 6% of total deposits at December 31, 2009. During the first nine months of 2010, we further reduced traditional brokered deposits as a source of funding due to an increase in client deposits. Our asset/liability management policy currently limits our use of brokered deposits excluding client CDARS® to levels no more than 25% of total deposits, and brokered deposits to levels no more than 40% of total deposits inclusive of CDARS®.

Liquid assets refer to cash on hand, federal funds sold, as well as available-for-sale securities. Net liquid assets represent the sum of the liquid asset categories less the amount of assets pledged to secure public funds and certain deposits that require collateral. At September 30, 2010, net liquid assets totaled $1.9 billion, up from $1.4 billion at December 31, 2009. We maintain liquidity sufficient to meet client liquidity needs, fund loan growth, selectively purchase securities and investments and opportunistically pay down wholesale funds.

Net cash provided by operations totaled $123.1 million for the nine months ended September 30, 2010 compared to net cash provided by operations of $66.8 million in the prior year period. Net cash used in investing activities totaled $481.9 million in the first nine months of 2010 compared to net cash used in investing activities of $1.0 billion in the prior year period primarily due to greater loan growth in the prior year period. Net cash provided by financing activities in the first nine months of 2010 totaled $496.6 million compared to $1.2 billion in the prior year period.

CAPITAL

Equity was $1.2 billion at September 30, 2010 and December 31, 2009 with current year net losses largely offset by increases in unrealized gains of the securities portfolio.

Capital Measurements

Under applicable regulatory capital adequacy guidelines, we are subject to various capital requirements set and administered by the federal banking agencies. These requirements specify minimum capital ratios, defined as Tier 1 and total capital as a percentage of assets and off-balance sheet items that have been weighted according to broad risk categories and a leverage ratio calculated as Tier 1 capital as a percentage of adjusted average assets. We have managed our capital ratios at the bank subsidiary and holding company level to consistently maintain such measurements in excess of the Board of Governors of the Federal Reserve System (“FRB”) minimum levels and the minimum levels to be considered “well capitalized” under FDICIA.

The following table presents information about our capital measures and the related regulatory capital guidelines.

Table 25

Capital Measurements

(Dollar amounts in thousands)

	Actual		FRB Guidelines For Minimum Regulatory Capital		Regulatory Minimum For “Well Capitalized” under FDICIA
	September 30, 2010	December 31, 2009	Ratio	Excess Over Regulatory Minimum at 9/30/10	Ratio	Excess Over Well Capitalized under FDICIA at 9/30/10
Regulatory capital ratios:
Total risk-based capital:
Consolidated	14.40%	14.69%	8.00%	$694,178	na	na
The PrivateBank - Chicago	12.22	12.35	8.00	451,407	10.00%	$237,477
The PrivateBank - Wisconsin	13.75	11.12	8.00	7,932	10.00	5,175

Tier 1 risk-based capital:
Consolidated	12.25	12.32	4.00	895,265	na	na
The PrivateBank - Chicago	10.06	9.97	4.00	648,191	6.00	434,260
The PrivateBank - Wisconsin	12.50	10.32	4.00	11,711	6.00	8,955

Tier 1 leverage:
Consolidated	10.71	11.17	4.00	832,885	na	na
The PrivateBank - Chicago	8.79	9.05	4.00	586,568	5.00	464,197
The PrivateBank - Wisconsin	9.13	8.43	4.00	9,682	5.00	7,796

Other capital ratios (consolidated) (1):
Tier 1 common capital (2)	7.79	7.86
Tangible common equity to tangible assets (2)	7.17	7.42
Tangible equity to tangible assets(2)	9.09	9.42
Tangible equity to risk-weighted assets(2)	10.44	10.38

Total equity to total assets	9.89	9.27

(1)	Ratios are not subject to formal FRB regulatory guidance.
(2)	Ratios are non-GAAP financial measures. Refer to Table 26, “Non-GAAP Measures” for a reconciliation from non-GAAP to GAAP.

We manage our balance sheet to maintain capital ratios at the bank and holding company at adequate levels above the minimum regulatory guidelines. Under our capital planning policy, we target capital ratios at levels we believe are appropriate based on various considerations including the risks inherent in our balance sheet, current operating and economic environment, internal risk guidelines, strategic objectives and regulatory expectations. Our current plans are to continue to manage growth within our existing capital base and we do not currently have plans to raise additional capital in the near term. Our holding company has the flexibility to contribute capital to our banking subsidiary as needed for capital management. We expect to maintain capital at our banking subsidiary within target ranges approximately 200 to 250 basis points above the regulatory minimums for risk-based ratios and 325 to 375 above the minimum leverage ratio.

Dividends

We declared dividends of $0.01 per common share in the third quarter 2010, which is unchanged from the prior quarterly dividend of $0.01 per share in the third quarter 2009. Although we currently intend to continue to pay dividends on our common stock and our preferred stock at the current levels, there can be no assurance that we will continue to do so.

As a result of our participation in the TARP CPP, we are subject to various restrictions on our ability to increase the cash dividends we pay on our common stock above the quarterly rate of $0.075 per share, the rate in effect when our participation in TARP CPP began. Our ability to pay dividends is also subject to regulatory restrictions resulting from the recent losses we have incurred. We must provide notice to and obtain approval from the FRB before declaring or paying any dividends. For additional information regarding limitations and restrictions on our ability to pay dividends, refer to the “Supervision and Regulation” and “Risk Factors” sections of our 2009 Annual Report on Form 10-K.

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

Table 26

Non-GAAP Measures

(Amounts in thousands except per share data)

(Unaudited)

	Quarters ended
	2010			2009
	September 30	June 30	March 31	December 31	September 30
Taxable-equivalent interest income
GAAP net interest income	$98,959	$103,332	$98,319	$99,562	$87,435
Taxable-equivalent adjustment	891	924	886	930	837

Taxable-equivalent net interest income (a)	$99,850	$104,256	$99,205	$100,492	$88,272

Average Earnings Assets (b)	$11,938,905	$12,182,872	$11,889,538	$11,410,866	$11,298,102

Net Interest Margin ((a)annualized) / (b)	3.31%	3.41%	3.36%	3.48%	3.09%

Net Revenue
Taxable-equivalent net interest income (a)	$99,850	$104,256	$99,205	$100,492	$88,272
GAAP non-interest income	23,360	19,953	15,068	14,310	12,883

Net revenue	$123,210	$124,209	$114,273	$114,802	$101,155

Operating Profit
Taxable-equivalent net interest income (a)	$99,850	$104,256	$99,205	$100,492	$88,272
GAAP non-interest income	23,360	19,953	15,068	14,310	12,883
Less: GAAP non-interest expense	68,077	76,002	73,371	68,528	56,835

Operating profit	$55,133	$48,207	$40,902	$46,274	$44,320

Efficiency Ratio
GAAP non-interest expense (c)	$68,077	$76,002	$73,371	$68,528	$56,835

Taxable-equivalent net interest income (a)	$99,850	$104,256	$99,205	$100,492	$88,272
GAAP non-interest income	23,360	19,953	15,068	14,310	12,883

Net revenue (d)	$123,210	$124,209	$114,273	$114,802	$101,155

Efficiency ratio (c) / (d)	55.25%	61.19%	64.21%	59.69%	56.19%

	Nine Months Ending September 30,
	2010	2009
Non-GAAP Measures (cont.)
Taxable-equivalent interest income
GAAP net interest income	$300,610	$225,422
Taxable-equivalent adjustment	2,700	2,682

Taxable-equivalent net interest income (a)	$303,310	$228,104

Average Earnings Assets (b)	$11,998,420	$10,338,025

Net Interest Margin ((a)annualized) / (b)	3.37%	2.93%

Net Revenue
Taxable-equivalent net interest income (a)	$303,310	$228,104
GAAP non-interest income	58,381	57,160

Net revenue	$361,691	$285,264

Operating Profit
Taxable-equivalent net interest income (a)	$303,310	$228,104
GAAP non-interest income	58,381	57,160
Less: GAAP non-interest expense	217,450	178,887

Operating profit	$144,241	$106,377

Efficiency Ratio
GAAP non-interest expense (c)	$217,450	$178,887

Taxable-equivalent net interest income (a)	$303,310	$228,104
GAAP non-interest income	58,381	57,160

Net revenue (d)	$361,691	$285,264

Efficiency ratio (c) / (d)	60.12%	62.71%

	As of
	2010			2009
	September 30	June 30	March 31	December 31	September 30
Non-GAAP Measures (cont.)
Tier 1 Common Capital
GAAP total equity	$1,245,139	$1,236,092	$1,220,227	$1,235,616	$1,068,519
Trust preferred securities	244,793	244,793	244,793	244,793	244,793
Less: unrealized gains on available or sale securities	48,776	47,758	33,403	27,896	38,161
Less: disallowed deferred tax assets	—	6,360	17,267	7,619	—
Less: goodwill	94,633	94,646	94,658	94,671	94,683
Less: other intangibles	17,242	17,655	18,070	18,485	19,021

Tier 1 risk-based capital	1,329,281	1,314,466	1,301,622	1,331,738	1,161,447
Less: preferred stock	238,542	238,185	237,833	237,487	237,145
Less: trust preferred securities	244,793	244,793	244,793	244,793	244,793
Less: noncontrolling interests	250	179	103	33	216

Tier 1 common capital (e)	$845,696	$831,309	$818,893	$849,425	$679,293

Tangible Common Equity
GAAP total equity	$1,245,139	$1,236,092	$1,220,227	$1,235,616	$1,068,519
Less: goodwill	94,633	94,646	94,658	94,671	94,683
Less: other intangibles	17,242	17,655	18,070	18,485	19,021

Tangible equity (f)	1,133,264	1,123,791	$1,107,499	1,122,460	954,815
Less: preferred stock	238,542	238,185	237,833	237,487	237,145

Tangible common equity (g)	$894,722	$885,606	$869,666	$884,973	$717,670

Tangible Assets
GAAP total assets	$12,583,965	$12,611,040	$12,780,236	$12,032,584	$12,063,667
Less: goodwill	94,633	94,646	94,658	94,671	94,683
Less: other intangibles	17,242	17,655	18,070	18,485	19,021

Tangible assets (h)	$12,472,090	$12,498,739	$12,667,508	$11,919,428	$11,949,963

Risk-weighted Assets (i)	$10,850,399	$10,467,182	$10,417,704	$10,812,856	$10,534,856

Period-end Common Shares Outstanding (j)	71,386	71,403	71,333	71,332	47,574

Ratios:
Tier 1 common capital (e) / (i)	7.79%	7.94%	7.86%	7.86%	6.45%
Tangible equity to tangible assets (f) / (h)	9.09%	8.99%	8.74%	9.42%	7.99%
Tangible equity to risk-weighted assets (f) / (i)	10.44%	10.74%	10.63%	10.38%	9.06%
Tangible common equity to tangible assets (g) / (h)	7.17%	7.09%	6.87%	7.42%	6.01%
Tangible book value (g) / (j)	$12.53	$12.40	$12.19	12.41	$15.09

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates that could affect our results of operations and financial condition. We manage our exposure to these market risks through our regular operating and financing activities. We occasionally use derivative financial instruments as a risk management tool to hedge interest rate risk.

Interest Rate Risk

The majority of our interest-earning assets are floating rate instruments. To manage the interest rate mix of our balance sheet and related cash flows, we have the ability to use a combination of financial instruments, including medium-term and short-term financings, variable-rate debt instruments, fixed rate loans and securities and, to a lesser extent, interest rate swaps. Approximately 51% of the total loan portfolio is indexed to LIBOR, 27% of the total loan portfolio is indexed to the prime rate, and another 6% of the total loan portfolio otherwise adjusts with other interest rates. The remaining loan portfolio is fixed rate loans. Changes in market rates and the shape of the yield curve may give us the opportunity to make changes to our investment securities portfolio as part of our asset/liability management strategy.

We have not materially changed our interest rate risk management strategy from December 31, 2009, but we will continue to consider the use of interest rate swaps on our assets or liabilities in the future depending on changes in market rates of interest.

Asset/Liability Management

As a continuing part of our financial strategy, we attempt to manage the impact of fluctuations in market interest rates on our net interest income. This effort entails providing a reasonable balance between interest rate risk, credit risk, liquidity risk and maintenance of yield. Our asset/liability management policy is established by our Board of Directors and includes guidelines for exposure to interest rate fluctuations, liquidity and reliance on non-core deposits. The investment policy complements the asset/liability management policy by establishing criteria by which we may purchase securities. These criteria include approved types of securities, brokerage sources, terms of investment, quality standards, and diversification.

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

Our primary way of estimating the potential impact of interest rate changes on our income statement is through the use of a simulation model based on our interest-earning asset and interest-bearing liability portfolios, assuming the size of these portfolios remains constant throughout the twelve month measurement period. The simulation assumes that assets and liabilities accrue interest on their current pricing basis. Assets and liabilities then re-price based on current terms and remain at the repriced interest rate through the end of the measurement period. The model attempts to illustrate the potential change in annual net interest income if the foregoing occurred. The following table shows the estimated impact on net interest income of an immediate change in interest rates as of September 30, 2010 and December 31, 2009.

Analysis of Net Interest Income Sensitivity

(Dollars in thousands)

	Immediate Change in Rates
	-50	+50	+100	+200	+300
September 30, 2010:
Dollar change	$(9,606)	$12,959	$26,331	$53,173	$82,228
Percent change	-2.5%	3.4%	6.9%	13.9%	21.5%

December 31, 2009:
Dollar change	$6,623	$21,576	$31,959	$54,568	$79,604
Percent change	1.8%	5.8%	8.6%	14.7%	21.5%

The estimated impact to our net interest income over a one year period is reflected in dollar terms and percentage change. As an example, this table shows that if there had been an immediate parallel shift in the yield curve of +100 basis points on September 30, 2010, net interest income would increase by $26.3 million or 6.9% over a one-year period, as compared to a net interest income increase of $32.0 million or 8.6% if there had been an immediate parallel shift of +100 basis points at December 31, 2009.

Changes in the effect of the assumed interest rate shocks on our net interest income at September 30, 2010, compared to December 31, 2009 are due to the timing and nature of the re-pricing of rate sensitive assets to rate sensitive liabilities within the one year time frame. As compared to December 31, 2009, the interest rate simulation reports at September 30, 2010 slightly decreased net interest income sensitivity as evidenced by a smaller percent change in the net interest income and smaller estimated dollar change for the +50 and +100 basis points scenarios. The estimated dollar impact on net interest income is also impacted in each scenario due to changes in our interest-earning asset and interest-bearing liability portfolios during the first nine months of 2010. The reduction in our asset sensitivity was due primarily to an incremental decline in rate sensitive loans coupled with an increase in less sensitive additions to the investment portfolio with the combined effect producing a marginally less sensitive asset base. In addition, these asset movements were predominately funded by increases in rate sensitive deposits, which further offset asset sensitivity.

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

At the end of the period covered by this report, (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of management, including the our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On October 22, 2010, a lawsuit was filed in federal court in the Northern District of Illinois against the Company on behalf of a purported class of purchasers of our common stock between November 2, 2007 and October 23, 2009. Also named in the lawsuit were certain of our current and former executive officers and directors, our independent auditors and the underwriters of our June 2008 and May 2009 public offerings of common stock. The complaint alleges that we made materially false and misleading statements regarding our business and financial results during the purported class period and asserts various claims against certain of the named defendants under the Securities Act of 1933 and under Section 10(b) of the Securities Exchange Act of 1934. The plaintiff seeks class certification, compensatory damages in an unspecified amount, costs and expenses, including attorneys’ fees, and rescission. At this early stage of the litigation, it is not possible to assess the probability of a material adverse outcome or reasonably estimate the amount of potential loss, if any.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results. Other than as set forth below which replaces in its entirely the risk factor in our Quarterly Report on Form 10-Q for the period ended June 30, 2010, there have been no material changes from the risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

The impact of the recently enacted Dodd-Frank Act is still uncertain, is expected to increase our regulatory compliance burden and costs of doing business and could result in enhanced capital and leverage requirements and restrictions on certain products and services we offer.

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) which significantly changes the financial regulatory landscape and will affect the operating activities of financial institutions and their holding companies as well as others. Although many of the details of the Dodd-Frank Act and the full impact it will have on our business or revenues are uncertain at this point, in part because many of the provisions require the adoption of implementing rules and regulations, the burden of compliance with the new law and its rules and regulations could increase operating costs and reduce revenue.

For example, the Dodd-Frank Act requires the adoption of new capital regulations by no later than January 2012. The regulations are required to be, at a minimum, as stringent as current capital and leverage requirements and may limit the use of subordinated debt or similar instruments to meet capital requirements. Future issuances of trust preferred securities have been disallowed as Tier 1 qualifying capital by the Dodd-Frank Act, although our currently outstanding trust preferred securities have been grandfathered for Tier 1 eligibility. The Dodd-Frank Act also requires regulatory agencies to seek to make capital requirements for bank holding companies countercyclical, so that capital requirements increase in times of economic expansion and decrease in times of economic contraction. The U.S. federal banking agencies have also expressed support for recently issued draft proposals by the Basel Committee on Banking Supervision, commonly referred to as “Basel III,” that provide for heightened bank capital, leverage and liquidity requirements that would be phased in over a multi-year period. To the extent the capital and leverage requirements under the Dodd-Frank Act are similar to the Basel III proposals, or otherwise impose heightened capital and leverage requirements, we could be required to raise additional capital depending on our business activities, asset mix, growth plans and results of operation. The Dodd-Frank Act also provides that certain financial institutions of our size will be required to conduct annual stress tests in accordance with regulations to be adopted. The testing will require resources and increase our compliance costs.

In other provisions, the Dodd-Frank Act increases the regulation of derivatives and hedging transactions. This is expected to impact our capital markets group which offers an extensive range of over-the-counter interest rate and foreign exchange derivatives products to our clients. The regulations are expected to impose additional reporting and monitoring requirements, all of which would likely result in added costs of doing business, require higher capital and margin requirements and require that certain trades be executed through clearinghouses. Depending on the outcome of regulatory implementation, the prospects for our capital markets business and the demand for its products may be diminished.

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

Another significant aspect of the Dodd-Frank Act that will affect us is the creation of a new Bureau of Consumer Financial Protection with broad powers to supervise and enforce consumer protection laws. The Bureau will have broad rule-making authority for a wide range of consumer protection laws that apply to all banks, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. Among other things, it is anticipated that the Bureau may consider significant reforms in the mortgage industry that could have an adverse affect on our mortgage business.

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

The following table summarizes purchases we made during the quarter ended September 30, 2010 in the administration of our employee share-based compensation plans. Under the terms of these plans, we accept shares of common stock from option holders if they elect to surrender previously-owned shares upon exercise of options to cover the exercise price or, in the case of both restricted shares of common stock or stock options, the withholding of shares to satisfy tax withholding obligations associated with the vesting of restricted shares or exercise of stock options.

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs

July 1 – July 31, 2010	—	$—	—	—
August 1 – August 31, 2010	3,405	12.41	—	—
September 1 – September 30, 2010	103	11.55	—	—

Total	3,508	$12.39	—	—

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	[Removed and Reserved]

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Documents

3.1	Amended and Restated Certificate of Incorporation of PrivateBancorp, Inc., dated June 24, 1999, as amended, is incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q (File No. 000-25887) filed on May 14, 2003.

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of PrivateBancorp, Inc., as amended, dated June 17, 2009, is incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-34066) filed on June 19, 2009.

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of PrivateBancorp, Inc., as amended, dated June 15, 2010, is incorporated herein by reference to Exhibit 3.3 to the Quarterly Report on Form 10-Q (File No. 001-34066) filed on August 9, 2010.

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of PrivateBancorp, Inc., as amended, dated June 17, 2009, amending and restating the Certificate of Designations of the Series A Junior Non-Voting Preferred Stock of PrivateBancorp, Inc., is incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K (File No. 001-34066) filed on June 19, 2009.

3.5	Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series B, dated January 28, 2009 is incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-34066) filed on February 3, 2009.

3.6	Amended and Restated By-laws of PrivateBancorp, Inc. are incorporated herein by reference to Exhibit 3.5 to the Annual Report on Form 10-K (File No. 001-34066) filed on March 1, 2010.

4.1	Certain instruments defining the rights of the holders of certain securities of PrivateBancorp, Inc. and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of PrivateBancorp, Inc. and its subsidiaries on a consolidated basis, have not been filed as exhibits. PrivateBancorp, Inc. hereby agrees to furnish a copy of any of these agreements to the Securities and Exchange Commission upon request.

4.2	Form of Preemptive and Registration Rights Agreement dated as of November 26, 2007 is incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-34066) filed on November 27, 2007.

4.3	Amendment No. 1 to Preemptive and Registration Rights Agreement dated as of June 17, 2009 by and among PrivateBancorp, Inc., GTCR Fund IX/A, L.P., GTCR Fund IX/B, L.P., and GTCR Co-Invest III, L.P., is incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-34066) filed on June 19, 2009.

4.4	Warrant dated January 30, 2009, as amended, issued by PrivateBancorp, Inc. to the United States Department of the Treasury to purchase shares of common stock of PrivateBancorp, Inc. is herein incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K (File No. 001-34066) filed on February 3, 2009.

11.1	Statement re: Computation of Per Share Earnings - The computation of basic and diluted earnings per share is included in Note 12 of the Company’s Notes to Consolidated Financial Statements included in “Item 7. Financial Statements” of this report on Form 10-Q.

15.1	Acknowledgment of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(1)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Report of Independent Registered Public Accounting Firm.

101	The following financial statements from the PrivateBancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed on November 5, 2010, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated statements of financial condition, (ii) consolidated statements of income, (iii) consolidated statements of changes in equity, (iv) consolidated statements of cash flows, and (v) the notes to consolidated financial statements.

(1)	Furnished, not filed.

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

Date: November 8, 2010