Form 10-K
period 2010-12-31
PRIVATEBANCORP, INC
filed 2011-03-01
CIK 889936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [X] No [  ].

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [  ] No [X].

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ].

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X].

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act). Large accelerated filer [X] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [  ].

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes [  ] No [X].

The aggregate market value of the registrant’s outstanding voting and non-voting common stock held by non-affiliates on June 30, 2010, determined using a per share closing price on that date of $11.08, as quoted on The Nasdaq Stock Market, was $644,866,892.

At February 24, 2011, there were 71,357,725 shares of common stock, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2011 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

FORM 10-K

PART I

ITEM 1. BUSINESS

PrivateBancorp, Inc.

PrivateBancorp, Inc. (“PrivateBancorp” or the “Company”), was incorporated in Delaware in 1989 and became a holding company registered under the Bank Holding Company Act of 1956, as amended. The PrivateBank and Trust Company (the “Bank” or the “PrivateBank–Chicago”), the bank subsidiary of PrivateBancorp, was opened in Chicago in 1991. The Bank provides customized business and personal financial services to middle-market companies and business owners, executives, entrepreneurs and families in all the markets and communities it serves.

Beginning in late 2007, we hired a team of experienced middle market bankers and, under the leadership of our current chief executive officer, initiated a strategic plan to transform the organization into a leading middle market commercial bank. Over the past three years, we added over 800 new client relationships, shifted the composition of our loan portfolio from 19% commercial and industrial and 66% commercial real estate and construction at December 31, 2007 to 54% commercial and industrial and 37% commercial real estate and construction at December 31, 2010 and more than doubled our total assets from $5.0 billion at December 31, 2007 to $12.5 billion at December 31, 2010. During this period, we increased total loans from $4.2 billion at December 31, 2007 to $9.1 billion at December 31, 2010 and increased total deposits from $3.8 billion at December 31, 2007 to $10.5 billion at December 31, 2010. To support the growth and capital requirements of the organization, since December 31, 2007, we have raised approximately $560.1 million of voting and nonvoting common stock, $143.8 million of trust preferred securities, and $243.8 million of preferred stock issued to the U.S. Department of the Treasury (the “Treasury”) under the Troubled Asset Relief Program Capital Purchase Program.

Since the opening of our Chicago headquarters in 1991, we have expanded into multiple geographic markets through the creation of new banks and banking offices and the acquisition of existing banks. Today, through the Bank, we serve eight geographic markets in the Midwest, as well as Denver and Atlanta. The majority of our business is conducted in the greater Chicago market. Effective October 31, 2010, we consolidated our banking operations into a single bank subsidiary when we merged The PrivateBank, N.A., a former bank subsidiary, with and into the Bank with the Bank continuing as our sole remaining bank subsidiary.

Today, we have 19 full service branch locations in the Chicago market and 9 full service branch locations in the Detroit, Milwaukee, St. Louis, Kansas City, and Atlanta markets and 4 business development offices in the Cleveland, Denver, Des Moines, and Minneapolis markets. We employed 1,060 full-time equivalent employees at December 31, 2010.

Overview of Our Strategic Direction

Since launching our strategic plan in November 2007, our business model has emphasized (1) building middle market client relationships and selectively targeting clients within and outside our current market areas, (2) larger and varied commercial credits with increased diversification across industries, (3) an expanded product suite of treasury management, capital markets and other fee generating services, (4) developing enhanced risk management infrastructure and (5) establishing a community banking platform.

Core lines of business

We currently market our services through five lines of business: (1) Illinois Commercial and Specialty Banking, (2) National Commercial Banking, (3) Commercial Real Estate, (4) Community Banking and (5) Private Wealth. These lines of business allow us to concentrate on core capabilities so that we can cultivate long-term relationships with existing clients and pursue new clients as we continue to transform our portfolio mix and seek to optimize our return on capital. We leverage our model by introducing clients to a full range of lending, treasury management, investment and capital markets products to meet their commercial needs and private banking, trust and investment services to meet their personal needs. Our goal is to be one of our client’s primary banks, build a meaningful relationship and deliver services across our entire product spectrum.

Illinois Commercial and Specialty Banking – The Illinois Commercial group targets primarily Illinois-based clients with $10 million to $2 billion in revenue. The specialty banking groups – healthcare, architecture, engineering and construction, asset-based lending, and security alarm finance, also market primarily to Illinois-based clients but many of which businesses have a national scope. In each of our specialty groups, we employ bankers with many years of experience serving these niche clients.

National Commercial Banking – The National Commercial Banking group manages middle market commercial banking teams in Atlanta, Cleveland, Denver, Des Moines, Detroit, Kansas City, Milwaukee, Minneapolis, and St. Louis. National Commercial Banking targets clients with $25 million to $2 billion in revenue in these markets.

Commercial Real Estate – The Commercial Real Estate group focuses on the needs of commercial real estate professionals. The majority of our clients are based within our geographic footprint, though properties financed may be located in other regions. We provide funding for construction, acquisition, redevelopment and refinancing of retail, industrial, office and multifamily properties. Our commercial real estate specialists are located in the Chicago, Denver, Detroit, Minneapolis and St. Louis markets. About half of the real estate collateral underlying our commercial real estate and construction loan portfolio is located in the greater Chicago area.

Community Banking – Community Banking targets Illinois personal and small business clients with up to $250,000 in investable assets, lending needs of up to $3.5 million, and business revenues of up to $10 million. Through a network of 19 branch locations in and around Chicago, Community Banking provides personal and business banking and investing services including checking, savings, money market, certificates of deposit (CDs), mortgages, home equity loans and lines of credit, business-specific banking and other tailored solutions. Community Banking also originates mortgages, a majority of which are sold into the secondary market, through mortgage teams located in the Chicago, St. Louis, and Detroit markets. We have plans to hire additional mortgage professionals to expand our mortgage origination activity. The successful implementation of our long term strategy to develop a strong community banking platform will provide us with an additional source of client deposits and a more diversified deposit mix. As of December 31, 2010, 14% of our total deposits were originated by Community Banking.

Private Wealth – We offer high and ultra-high net-worth clients private banking, investment management, trust and investment agency services. For our trust and investment services, we employ an open architecture platform tailored to each client’s unique situation. We also provide custody, escrow, and tax-deferred exchange services. Additionally, through Lodestar Investment Counsel, LLC, a subsidiary of The PrivateBank - Chicago, we offer investment management services to individuals, families, and foundations with greater than $500,000 of investable assets. We recently reorganized our service platform and branding within Private Wealth, recruited a number of key employees, and believe we have opportunity to enhance this business. We focus on cross-selling Private Wealth services across our lines of business to executives and business owners who have a commercial banking relationship with us.

Develop long-lasting client relationships

We pride ourselves on being a relationship-driven bank with a commitment to knowing our clients to attain the position of a trusted advisor. Our success is dependent upon the continued development of existing client relationships as well as the attraction of new clients. In addition to loan and deposit generation, a key part of our strategy is to cross-sell to clients other products we offer across our product spectrum. For example, we strive to provide our commercial clients with not only financing and cash management services for their businesses, but also personal banking, mortgage and wealth management services to the business owners and their family members. We also encourage our clients to introduce and provide us with referrals.

Deliver the products and services our clients need

We aim to deliver products beyond those normally available at a bank of our size by working closely with vendors and correspondent banks to assist in product development and implementation. In addition to tailored lending solutions, we currently offer customized risk management solutions for clients through our capital markets group and provide a suite of treasury management and personal banking products to drive our focus on growing client deposits. We may participate in shared national credit and syndicated lending arrangements to develop new client relationships or better serve existing clients. We offer term loans, lines of credit, and fixed and floating rate products. As the needs of our clients change and grow, we seek to grow with them and provide tailored, flexible products and services in fulfilling our relationship-based approach to service.

Attract, retain and develop the best people

We place a high priority on attracting experienced professionals to serve clients. Our line of business heads each has more than 20 years of experience. Our entrepreneurial spirit gives employees a strong sense of ownership and, in turn, accountability. We seek to reward employees with appropriate and meaningful incentives to support our mission and uphold our values.

Uphold our commitment to our communities

We have a responsibility to support our communities and to leverage the expertise of our professionals to help those less fortunate. In 2010, our team members volunteered more than 12,000 hours in Community Reinvestment Act (“CRA”) and non-CRA activities. We place special emphasis on financial literacy, particularly among underprivileged youth, and have partnered with organizations such as Junior Achievement and Boys Clubs and Girls Clubs to educate children on the basics and value of smart money management.

Lending Activities

We provide a range of commercial, real estate and personal lending products and services to our clients. While the majority of our client relationships today are Chicago-based, many of our clients do business around the country and we have loans secured by real estate in a number of other geographic regions.

We have adopted comprehensive loan policies that include disciplined credit underwriting standards. The goal of our lending program is to meet the credit needs of our diverse client base while using sound credit principles to protect our asset quality. We strive to provide a reliable source of credit, a variety of lending alternatives, and sound financial advice to our clients. When extending credit, our decisions are based upon our client’s ability to repay the loan, as well as the value of any collateral securing the loan. Our assessment of the quality and integrity of the borrower are also key considerations in the loan approval process. Our bankers monitor loan performance and maintain regular contact with our clients. Our credit risk management team actively manages and monitors the loan portfolio, including performing, nonperforming, and stressed credits, and provides workout and nonperforming asset disposition-related activities.

As a result of our commercial middle market strategy, our lending activities tend to involve large credit relationships. At December 31, 2010, we had loans outstanding totaling $1.2 billion, or 13% of our loan portfolio at year-end, to 79 distinct borrowers with credit commitments in excess of $25 million. Many of these credit commitments include lines of credit that are unused or to date have been only partially drawn. Based on information we use to evaluate aggregate credit exposures to related borrowers for internal risk management purposes, we estimate that currently about one third of our total credit commitments (including loans outstanding and unfunded commitments) involve client relationships that have aggregate credit exposures greater than $25 million. We generally aggregate obligors in evaluating credit exposure when, for example, the credit agreements include shared guarantor support, cross collateralization or cross default provisions or the obligors are under common control. Of our largest credit exposures, we had a total of approximately $660 million in outstanding commitments at December 31, 2010, involving aggregate credit exposures to related borrowers greater than $50 million which related to 11 different client relationships.

Commercial

At December 31, 2010, commercial loans comprised 54% of our loan portfolio. Our commercial loan portfolio includes lines of credit to businesses for working capital needs, term loans, and letters of credit. Certain non-residential owner-occupied commercial real estate loans are included in our commercial loan portfolio where the cash flows from the owners’ businesses serve as the primary source of loan repayment.

Our lines of credit typically are limited to a percentage of the value of the assets securing the line, and are typically priced by a floating rate formula. In general, lines of credit are reviewed annually and are supported by accounts receivable, inventory and/or equipment. Depending on the risk profile of the borrower, we may require periodic aging of receivables, and inventory and equipment listings to verify the quality of the borrowing base prior to advancing funds. Our term loans are typically secured by the assets of our clients’ businesses. Term loans typically have maturities between one to five years, with either floating or fixed rates of interest. In certain circumstances, there may be an interest rate floor. We issue standby or performance letters of credit, and are able to service the international needs of our clients through correspondent banks. We use the same underwriting standards for letters of credit and other unfunded commitments that we would use for funded loans.

Commercial loans contain risks unique to the business and market of each borrower. In order to mitigate these risks, we seek to gain an understanding of the business and industry of each borrower; require appropriate reporting, financial, and/or operating covenants; and regularly evaluate our collateral position. Our commercial lending underwriting process includes an evaluation of the borrower’s financial statements and projections with an emphasis on operating results, cash flow, liquidity and underwriting ratios, as well as the collateral value, to determine the level of creditworthiness of the borrower. These loans may be secured by a first priority security interest in the assets of the borrower and may require the support of a personal guarantee of one or more of the principals of the borrower.

Commercial Real Estate

At December 31, 2010, commercial real estate loans comprised 31% of our loan portfolio. Our commercial real estate portfolio is comprised of loans secured by various types of collateral including 1-4 family non-owner occupied housing units located primarily in our target market areas, multi-family real estate, office buildings, warehouses, retail space, mixed use buildings, and vacant land, the bulk of which is held for long-term investment or development. Commercial real estate loan concentrations by collateral type are monitored as part of our credit risk management process.

Risks inherent in real estate lending are related to the market value of the property taken as collateral, the underlying cash flows and documentation and the general economic condition of the market in which the collateral is located. To mitigate these risks, we obtain and review appraisals of the property, assess the ability of the cash flow generated from the collateral property to service debt, the significance of any outside income of the borrower or income from other properties owned by the borrowers, and the strength of guarantors, as applicable.

Construction

At December 31, 2010, construction loans comprised 6% of our loan portfolio. Our construction loan portfolio consists of single-family residential properties, multi-family properties, and commercial projects, and includes both investment properties and properties that will be owner-occupied. As with commercial real estate loans, we monitor our construction loan concentrations as part of our risk management program.

As a product segment, we believe construction loans have the highest inherent risk and are therefore often the highest yielding loans in our portfolio. We closely monitor the status of each construction loan throughout its term to mitigate these risks. We also seek to manage these risks by, among other things, ensuring that the collateral value of the property throughout the construction process does not fall below acceptable levels, ensuring that funds disbursed are within parameters set by the original construction budget, and properly documenting each construction draw. Typically, we require full investment of the borrower’s equity in construction projects prior to injecting our funds. Generally, we do not allow borrowers to recoup their equity from the sale proceeds of a finished product, if applicable, until we have recovered our funds on the overall project.

Residential, Home Equity, and Personal

At December 31, 2010, residential, home equity, and personal loans comprised 9% of our loan portfolio. We sell the majority of the residential mortgage loans we originate into the secondary market but do retain some, primarily jumbo mortgage loans, in our portfolio. Our personal loan portfolio consists largely of loans for investment asset acquisition, which may be secured by investment securities, marketable or nonmarketable, and for general liquidity purposes, including lines of credit which may be unsecured. Due to our client relationship focus, which includes lending to entrepreneurs, some of these loans can be sizeable.

For more information regarding the composition of our loan portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Loan Portfolio and Credit Quality” and Note 4 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K, and for information regarding our unfunded commitments, see Note 19 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.

Deposits

We rely on a relationship-driven approach to generate client deposits and regard client deposits as our primary source of funding. Client deposits represented 94% of our total deposits at December 31, 2010 and 2009. Given the commercial focus of our core business strategy, a majority of our deposit base is comprised of corporate accounts which are typically larger than retail accounts. We have built a suite of deposit and cash management products and services that support our efforts to attract and retain corporate client accounts. Client relationships with greater than $75 million in deposits represented more than 20% of our total deposits at December 31, 2010. Commercial deposits are held in various deposit products we offer, including interest-bearing and non-interest bearing demand deposits, CDARS®, savings and money market accounts. The CDARS® deposit program allows clients to obtain greater FDIC deposit insurance for time deposits in excess of the FDIC insurance limits. Through Community Banking and Private Wealth, we offer a variety of personal banking products, including checking, savings and money market accounts and, certificates of deposit (CDs), which serve as an additional source of client deposits.

We also maintain access to a number of wholesale funding sources including brokered deposits, which we utilize to supplement our client deposits as needed to fund asset growth and manage liquidity. Brokered deposits, excluding client-related CDARS®, were 6% of total deposits at December 31, 2010 and 2009.

For information regarding our deposits, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Funding and Liquidity Management” and Note 9 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.

Investment Activities

We maintain a managed investment portfolio intended to provide liquidity, maximize risk-adjusted total return, and provide a means to modify our asset/liability position as deemed appropriate. We invest primarily in residential mortgage-backed securities and collateralized mortgage obligations backed by U.S. Government-owned agencies or issued by U.S. Government-sponsored enterprises and bank-qualified tax-exempt obligations of state and local political subdivisions. Under our investment policy, we also may invest in

U.S. Treasury, U.S. Agency or other securities. The investment portfolio is one of the tools used to manage our net asset/liability position by countering the interest rate risk characteristics of the loan portfolio.

For information regarding our investment portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Investment Securities Portfolio Management” and Note 3 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.

Competition

We do business in the highly competitive financial services industry. In each of our geographic markets, we compete for loans, deposits, wealth management and other financial services and products with regional, national, and international commercial banks, thrifts, credit unions, investment banks, brokerage firms, money managers, and other providers of financial products and services. The greater Chicago market is particularly competitive as a number of financial services companies are attempting to capitalize on opportunities in the commercial middle market space that have arisen as a result the fragmented nature of the Chicago market and the dislocation of customers in the market as area banks have consolidated. Given current industry trends of reduced loan demand, we face pressure on pricing and loan terms for favorable lending relationships including commercial relationships.

Given the changing nature of the banking industry, we could experience new deposit competition from a variety of sources including investment banks and finance companies. For Private Wealth services we compete with local, regional and national brokerage firms, wealth consulting firms and investment managers. We work to distinguish ourselves through consistent delivery of superior levels of personal service, customized solutions and responsiveness expected by our clients.

Some of our competitors are not subject to the same degree of regulation as that imposed on bank holding companies, federally insured state chartered banks, national banks and federal savings banks, and may be able to price loans, deposits and other products and services more aggressively.

We face competition in attracting and retaining qualified employees. Our ability to continue to compete effectively will depend upon the ability to attract new employees and retain and motivate existing employees.

Segments

For information regarding our business segments, which include Banking, Wealth Management and Holding Company Activities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Operating Segments Results” and Note 21 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.

SUPERVISION AND REGULATION

General

Banking is a highly regulated industry. The following is a summary of certain aspects of various statutes and regulations applicable to PrivateBancorp and its subsidiaries. These summaries are not complete, however, and you should refer to the statutes and regulations for more information. Also, these statutes and regulations may change, or additional statutes or regulations could be adopted, in the future and we cannot predict what effect these changes or new statutes or regulations, if any, could have on our business or revenues. The supervision, regulation and examination of banks and bank holding companies by bank regulatory agencies are intended primarily for the protection of customers and the banking system in the United States. As such, actions taken by bank regulatory agencies may conflict with or be adverse to the interests of the stockholders of banks and bank holding companies.

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

Minimum Capital Requirements. The FRB has adopted risk-based capital requirements for assessing bank holding company capital adequacy. These standards define capital and establish minimum capital ratios in relation to assets, both on an aggregate basis and as adjusted for credit risks and off-balance sheet exposures. Under the FRB’s risk-based guidelines, capital is classified into two categories, Tier 1 and Tier 2 capital.

For bank holding companies, Tier 1 capital, or core capital, consists of the following items, all of which are subject to certain conditions and limitations: common stockholders’ equity and retained earnings; qualifying noncumulative perpetual preferred stock including related surplus and senior perpetual preferred stock issued to the Treasury under TARP (as defined below) including related surplus; qualifying cumulative perpetual preferred stock including related surplus subject to certain limitations; qualifying trust preferred securities; minority interests in the common equity accounts of consolidated subsidiaries; and is reduced by goodwill, specified intangible assets, and certain other assets. For bank holding companies, Tier 2 capital, or supplementary capital, consists of the following items, all of which are subject to certain conditions and limitations: the allowance for loan losses; perpetual preferred stock and related surplus; hybrid capital instruments, perpetual debt and mandatory convertible debt securities; unrealized holding gains on equity securities; and term subordinated debt and intermediate-term preferred stock.

Under the FRB’s capital guidelines, bank holding companies are required to maintain a minimum ratio of qualifying total capital to risk-weighted assets of 8%, of which at least 4% must be in the form of Tier 1 capital. The FRB has established a minimum leverage ratio of Tier 1 capital to total assets of 3% for strong bank holding companies (those rated a composite “1” under the FRB’s rating system). For all other bank holding companies, the minimum leverage ratio of Tier 1 capital to total assets is 4%. In addition, the FRB continues to consider the Tier 1 leverage ratio (after deducting all intangibles) in evaluating proposals for expansion or new activities.

Under its capital adequacy guidelines, the FRB emphasizes that the foregoing standards are supervisory minimums and that banking organizations generally are expected to operate above the minimum ratios. These guidelines also state that banking organizations experiencing growth, whether internally or by making acquisitions, are expected to maintain strong capital positions substantially above the minimum levels. The FRB may also require a banking organization to maintain capital above the minimum levels based on factors such as the organization’s financial condition or anticipated growth. In addition, the Dodd-Frank Act (as defined below) requires the adoption of new capital regulations by no later than January 2012. The regulations are required to be, at a minimum, as stringent as current capital and leverage requirements and may limit the use of subordinated debt or similar instruments to meet capital requirements. Future issuances of trust preferred securities have been disallowed as Tier 1 qualifying capital by the Dodd-Frank Act, although our currently outstanding trust preferred securities have been grandfathered for Tier 1 eligibility. See the “Supervision and Regulation – Dodd-Frank Wall Street Reform and Consumer Protection Act” section in Item 1, “Business” for additional information regarding the Dodd-Frank Act.

As of December 31, 2010, our total risk-based capital ratio was 14.18%, our Tier 1 risk-based capital ratio was 12.06% and our leverage ratio was 10.78%. See the “Management of Capital – Capital Measurements” section in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 17 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K for more information regarding our capital ratios and the minimum regulatory guidelines.

Source of Strength. Under a longstanding policy of the FRB, a bank holding company is expected to act as a source of financial and managerial strength to its banking subsidiaries and to commit resources to support them. The FRB takes the position that in implementing this policy, it may require a bank holding company to provide financial support to its subsidiaries at times it deems appropriate.

Acquisitions and Activities. The BHC Act requires prior FRB approval for, among other things, the acquisition by a bank holding company of direct or indirect ownership or control of more than 5% of the voting shares or substantially all of the assets of any bank, or for a merger or consolidation of a bank holding company with another bank holding company. With limited exceptions, the BHC Act prohibits a bank holding company from acquiring direct or indirect ownership or control of voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in any activity other than banking or managing or controlling banks or performing services for its authorized subsidiaries. A bank holding company may, however, engage in or acquire an interest in a company that engages in activities that the FRB has determined, by regulation or order, to be so closely related to banking or managing or controlling banks as to be a proper incident thereto, such as owning and operating a savings association, performing functions or activities that may be performed by a trust company, owning a mortgage company, or acting as an investment or financial advisor. The FRB, as a matter of policy, may require a bank holding company to be well capitalized at the time of filing an acquisition application and upon consummation of the acquisition.

The Gramm-Leach-Bliley Act allows bank holding companies that are in compliance with certain requirements to elect to become “financial holding companies.” Financial holding companies may engage in a broader range of activities than is otherwise permitted for bank holding companies. At this time, PrivateBancorp has not elected to become a financial holding company.

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

Under provisions of the Treasury’s Troubled Asset Relief Program’s Capital Purchase Program (“CPP”) (as more fully discussed below under “2008 Emergency Economic Stabilization Act”), banks who sold equity securities to the Treasury under the CPP are generally prohibited, provided that such securities remain outstanding, from acquiring or redeeming their common, preferred or trust preferred securities for three years, without the consent of the Treasury. Pursuant to our participation in the CPP, as discussed below, our ability to repurchase equity securities is restricted until January 30, 2012, subject to certain exceptions, unless we redeem the Treasury’s preferred stock investment prior to that time or otherwise obtain the Treasury’s approval.

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

Ownership Limitations. Under the Federal Change in Bank Control Act, a person may be required to obtain the prior regulatory approval of the FRB before acquiring the power to directly or indirectly control the management, operations or policies of PrivateBancorp or before acquiring control of 10% or more of any class of our outstanding voting stock. Under the Illinois Banking Act, any acquisition of PrivateBancorp stock that results in a change in control may require prior approval of the Illinois Department of Financial and Professional Regulation.

Dividends. The FRB has issued an updated policy statement on the payment of cash dividends by bank holding companies. In the policy statement, the FRB expressed its view that a bank holding company should inform the FRB and should eliminate, defer or severely limit the payment of dividends if (i) the bank holding company’s net income for the past four quarters is not sufficient to fully fund the dividends; (ii) the bank holding company’s prospective rate of earnings retention is not consistent with the bank holding company’s capital needs and overall current and prospective financial condition; or (iii) the bank holding company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. The policy statement also provides that the FRB should be informed in advance prior to declaring or paying a dividend that exceeds earnings for the period (e.g., quarter) for which the dividend is being paid or that could result in a material adverse change to the organization’s capital structure. Additionally, the FRB possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to prohibit or limit the payment of dividends. In light of the recent losses we have incurred, we provide notice to and obtain approval from the FRB before declaring or paying any dividends.

In addition to the restrictions on dividends imposed by the FRB, Delaware law also places limitations on the ability of a corporation to pay dividends. Corporations may only pay dividends out of surplus or net profits in accordance with Delaware law. The ability of a holding company to pay dividends may also depend on the receipt of dividends from its banking subsidiaries. As a result of the losses incurred by our banking subsidiaries during 2008, 2009 and 2010, we did not receive any dividends from our banking subsidiaries during this period and we were dependent upon the capital maintained at the holding company level to pay dividends.

Banks that participated in the Treasury’s CPP are also subject to dividend restrictions. Because of our participation in the CPP, prior to January 30, 2012, or the date on which the Treasury’s senior preferred stock investment has been fully redeemed or transferred, if earlier, we may not pay regular quarterly dividends on our common stock above $0.075 per share without the Treasury’s consent. In addition, we may not pay dividends on our common stock unless we have paid dividends on our outstanding preferred stock and nonvoting common stock.

Bank Regulation

Our subsidiary bank, The PrivateBank – Chicago, is subject to extensive supervision and regulation by various federal and state authorities. Additionally, as an affiliate of our subsidiary bank, PrivateBancorp is also subject, to some extent, to regulation by our subsidiary bank authorities. The PrivateBank – Chicago is an Illinois state-chartered bank and as such, is subject to supervision and examination by the Illinois Department of Financial and Professional Regulation and, as a FRB non-member bank, its primary federal regulator, the Federal Deposit Insurance Corporation (the “FDIC”). The PrivateBank, N.A. (“The PrivateBank – Wisconsin”), a former bank subsidiary and a national bank, was merged with and into The PrivateBank – Chicago effective as of October 31, 2010. The former operations of the PrivateBank – Wisconsin are now regulated as part of The PrivateBank – Chicago.

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

Transactions with Affiliates. Federal and state statutes place certain restrictions and limitations on transactions between banks and their affiliates, which include holding companies. Among other provisions, these laws place restrictions upon:

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

Permissible Activities, Investments and Other Restrictions. Federal and state laws provide extensive limitations on the types of activities in which our subsidiary bank may engage and the types of investments they may make. For example, banks are subject to restrictions with respect to engaging in securities activities, real estate development activities and insurance activities and may invest only in certain types and amounts of securities and may invest only up to certain dollar amount thresholds in their premises.

Monetary Policy. Our subsidiary bank is affected by the credit policies of the FRB, which regulate the national supply of bank credit. Such regulation influences overall growth of bank loans, investments and deposits and may also affect interest rates charged on loans and paid on deposits. The FRB’s monetary policies have had a significant effect on the operating results of commercial banks in the past and this trend is likely to continue in the future.

Dividends. Federal and state laws restrict and limit the dividends our subsidiary bank may pay. Under the Illinois Banking Act, The PrivateBank – Chicago, while continuing to operate a banking business, may not pay dividends of an amount greater than its current net profits after deducting losses and bad debts. For the purpose of determining the amount of dividends that an Illinois bank may pay, bad debts are defined as debts upon which interest is past due and unpaid for a period of six months or more unless such debts are well secured and in the process of collection.

In addition to the foregoing, the ability of our subsidiary bank to pay dividends may be affected by the various minimum capital requirements and the capital and non-capital standards established under the Federal Deposit Insurance Corporation Improvements Act of 1991, as described below.

Reserve Requirements. Our subsidiary bank is subject to FRB regulations requiring depository institutions to maintain non-interest-earning reserves against its transaction accounts. Effective as of December 31, 2010, the first $10.7 million of a bank’s transaction accounts (subject to adjustments by the FRB) are exempt from the reserve requirements. The FRB regulations generally require 3% reserves on a bank’s transaction accounts totaling between $10.7 million and $58.8 million. For transaction accounts totaling over $58.8 million, FRB regulations require reserves of $1.4 million plus 10% of the amount over $58.8 million.

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

Standards for Safety and Soundness. The Federal Deposit Insurance Act, as amended by the Federal Deposit Insurance Corporation Improvements Act of 1991 (“FDICIA”) and the Riegle Community Development and Regulatory Improvement Act of 1994, require the FDIC, together with the other federal bank regulatory agencies, to prescribe standards of safety and soundness, by regulations or guidelines, relating generally to operations and management, asset growth, asset quality, earnings, stock valuation and compensation.

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

Capital Requirements and Prompt Corrective Action. FDICIA defines five capital levels: “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.”

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

Insurance of Deposit Accounts. Under FDICIA, as a FDIC-insured institution, our subsidiary bank is required to pay deposit insurance premiums based on the risk it poses to the Deposit Insurance Fund (the “DIF”). The FDIC has authority to raise or lower assessment rates on insured deposits in order to achieve required ratios in the insurance fund and to impose special additional assessments. To determine an institution’s assessment rate, each insured institution is placed in one of four risk categories using a two-step process based on capital and supervisory information.

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

In October 2008, the FDIC published a restoration plan to reestablish the DIF to the statutory required minimum percentage of deposits, and has amended the plan from time to time thereafter. As part of the restoration plan, the FDIC increased risk-based assessment rates. In November 2009, the FDIC approved a final rule that required insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The prepaid assessments were recorded as a prepaid expense against which future quarterly assessments are applied. In 2009 we paid $57.0 million in deposit insurance prepayments through 2012. Depending on our performance, any growth and other factors, this prepayment may be more or less than the aggregate insurance assessments through 2012.

In February 2011, the FDIC approved final rules amending the deposit insurance assessment regulations. The rules implement a provision in the Dodd-Frank Act that broadens the assessment base from one based on domestic deposits to one based on total assets less average tangible equity. In addition to broadening the assessment base, the rules establish a separate risk-based assessment system for “large institutions” with more than $10 billion in assets and for other large, highly complex institutions. Prior to the rules taking effect, the rate for insured institutions are assessed based primarily on capital and supervisory information, including examination ratings and certain other factors as described above. The rules eliminate the existing risk categories for large institutions and make the assessment rate a function of examination ratings, a performance component, which is designed to assess the institution’s financial performance and ability to withstand stress, a loss severity component, which is designed to assess the level of potential loss in a failure scenario, and other factors and considerations. Under the rules, large institutions would be subject to different minimum and maximum total assessment rate ranges. The ranges would be subject to certain adjustments by the FDIC without further rulemaking. The FDIC intends for the new large bank pricing system to result in higher assessments for banks with high-risk asset concentrations, less stable balance sheet liquidity, or potentially higher loss severity in the event of failure. The rules take effect April 1, 2011 and will impact assessments beginning in the second quarter of 2011.

Pursuant to the 2008 Emergency Economic Stabilization Act and the American Recovery and Reinvestment Act of 2009 (each as described more fully below), the maximum deposit insurance on qualifying accounts was increased from $100,000 to $250,000 until December 31, 2013. The Dodd-Frank Act permanently increased the maximum deposit insurance on qualifying accounts to $250,000. Deposit insurance may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. Such terminations can only occur, if contested, following judicial review through the federal courts. We do not know of any practice, condition or violation that might lead to termination of deposit insurance for our subsidiary bank.

The Dodd-Frank Act raised the minimum reserve ratio of the DIF from 1.15% to 1.35% of estimated insured deposits, which ratio is required to be attained by September 30, 2020, and eliminated the size limit of the DIF. The FDIC is also required to offset the effect of restoring the DIF to the required ratio by September 30, 2020 on institutions with less than $10 billion in assets. This may result in increased assessments on certain institutions with more than $10 billion in assets.

See the “Supervision and Regulation – Dodd-Frank Wall Street Reform and Consumer Protection Act” section in Item 1, “Business” for additional information regarding the Dodd-Frank Act.

Community Reinvestment. Under the CRA, a financial institution has a continuing and affirmative obligation to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, or limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community. However, institutions are rated on their performance in meeting the needs of their communities. Performance is tested in three areas: (a) lending, to evaluate the institution’s lending performance, particularly to low- and moderate income individuals and neighborhoods and small businesses in its assessment areas; (b) investment, to evaluate the institution’s record of investing in community development projects, affordable housing, and programs benefiting low-income or moderate-income individuals and small businesses; and (c) service, to evaluate the institution’s delivery of products and services through its branches, and automated teller machines as well as its service to the community. The CRA requires each federal banking agency, in connection with its examination of a financial institution, to assess and assign one of four ratings to the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by the institution, including applications for charters, branches and other deposit facilities, relocations, mergers, consolidations, acquisitions of assets or assumptions of liabilities, and savings and loan holding company acquisitions. The CRA also requires that all institutions make public disclosure of their CRA ratings. The PrivateBank – Chicago was assigned a “satisfactory” rating at its most recent CRA examinations.

Anti-Money Laundering & OFAC Sanctions Programs. The Bank Secrecy Act (“BSA”), as amended by the USA PATRIOT Act of 2001, imposes significant obligations on financial institutions to detect and deter money laundering and terrorist financing. Financial institutions are required to establish programs designed to implement BSA requirements that include: verifying customer identification, reporting certain large cash transactions, responding to requests for information by law enforcement agencies, and monitoring, investigating and reporting suspicious transactions or activity. The Treasury’s Office of Foreign Assets Control (“OFAC”) enforces economic and trade sanctions based on U.S. foreign policy and national security goals against entities such as targeted foreign countries, terrorists, international narcotics traffickers, and those engaged in the proliferation of weapons of mass destruction. We are subject to these rules and have implemented policies, procedures and controls to comply with the AML regulations and the OFAC sanctions programs.

Compliance with Consumer Protection Laws. Our bank is subject to many state and federal statutes and regulations designed to protect consumers, such as, CRA, the Truth in Lending Act, the Truth in Savings Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Real Estate Settlement Procedures Act and the Home Mortgage Disclosure Act.

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

2008 Emergency Economic Stabilization Act

On October 3, 2008, the U.S. Congress enacted the Emergency Economic Stabilization Act (“EESA”). EESA authorized the Secretary of the Treasury to purchase up to $700 billion in troubled assets from qualifying financial institutions pursuant to the Troubled Asset Relief Program (“TARP”). On October 14, 2008, the Treasury, pursuant to its authority under EESA, announced the CPP. Pursuant to the CPP, qualifying public financial institutions could issue senior preferred stock to the Treasury in an amount not less than 1% of risk-weighted assets and not more than 3% of risk-weighted assets or $25 billion, whichever is less. The proceeds from the issuance of preferred stock are included in the financial institution’s Tier 1 capital. The senior preferred stock pays a 5% dividend per annum until the fifth year of the investment and 9% per annum thereafter. In addition to the senior preferred stock, participating public financial institutions must issue a warrant to the Treasury for the purchase of common stock in an amount equal to 15% of the preferred stock investment. The Treasury will not exercise any voting rights with respect to the common shares acquired through the exercise of the warrants. Financial institutions participating in the CPP must agree and comply with certain restrictions, including restrictions on redemption, dividends, repurchases and executive compensation, as discussed below. Finally, the Treasury may unilaterally amend any provision of the CPP to comply with changes in applicable federal statutes.

Redemption. The terms of the CPP contained restrictions on the redemption of the Treasury’s preferred stock investment. These restrictions on redemptions were modified on February 17, 2009, in connection with enactment of the American Recovery and Reinvestment Act of 2009 (discussed below).

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

Repurchases. Prior to the third anniversary of the investment or the date on which the Treasury’s senior preferred stock investment has been fully redeemed or transferred, the financial institution may not repurchase other equity securities or trust preferred securities without the Treasury’s consent, except repurchases in the ordinary course related to employee benefit plans in a manner consistent with past practice, certain market-making and related transactions by a broker-dealer subsidiary of the financial institution, certain custodian or trustee transactions for another beneficial owner, or certain agreements pre-dating participation in the CPP.

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

On January 30, 2009, PrivateBancorp closed a transaction with the Treasury in order to participate in the CPP. PrivateBancorp issued preferred stock to the Treasury equal to $243.8 million and a warrant to purchase shares of common stock at an exercise price of

$28.35. As a result of the completion of two “qualified equity offerings” in 2009 pursuant to which we received aggregate gross proceeds in excess of $243.8 million, the number of shares of common stock issuable upon exercise of the warrant was reduced by 50% from 1,290,026 to 645,013 shares. Pursuant to its participation in the CPP, PrivateBancorp is subject to the provisions therein.

American Recovery and Reinvestment Act of 2009

On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (“Recovery Act”) was signed into law. Included among the many provisions in the Recovery Act are restrictions affecting financial institutions who are participants in the TARP, which are set forth in the form of amendments to the EESA. These amendments provide that during the period in which any obligation under the TARP remains outstanding (other than obligations relating to outstanding warrants), TARP recipients are subject to appropriate standards for executive compensation and corporate governance which were set forth in an interim final rule regarding TARP standards for Compensation and Corporate Governance, issued by the Treasury and effective on June 15, 2009 (“Interim Final Rule”). Among the executive compensation and corporate governance provisions included in the Recovery Act and the Interim Final Rule are the following:

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

•

a limitation on incentive compensation paid or accrued to the five most highly compensated employees of the financial institution, subject to limited exceptions for pre-existing arrangements set forth in written employment contracts executed on or prior to February 11, 2009, and certain awards of restricted stock which may not exceed 1/3 of annual compensation, are subject to a two-year holding period and cannot be transferred until the Treasury’s preferred stock is redeemed in full;

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

•

a provision that allows the Treasury to review compensation paid prior to enactment of the Recovery Act to senior executive officers and the next 20 most highly-compensated employees to determine whether any payments were inconsistent with the executive compensation restrictions of the EESA, as amended, TARP or otherwise contrary to the public interest.

In addition, companies who have issued preferred stock to the Treasury under TARP are now permitted to redeem such investments at any time, subject to consultation with banking regulators. Upon such redemption, the warrants may be immediately liquidated by the Treasury.

FDIC Temporary Liquidity Guarantee Program

In October 2008, the FDIC announced the Temporary Liquidity Guarantee Program (“TLGP”) to strengthen confidence and encourage liquidity in the banking system. The program was comprised of two voluntary components: the Transaction Account Guarantee Program (“TAGP”) and the Debt Guarantee Program (“DGP”).

Transaction Account Guarantee Program. Pursuant to the TAGP, the FDIC fully insured, without limit, qualifying transaction accounts held at qualifying depository institutions through December 31, 2010. Qualifying transaction accounts included non-interest-bearing transaction accounts, Interest on Lawyers Trust Accounts (IOLTAs) and Negotiable Order of Withdrawal (NOW) accounts with interest rates less than 0.5%. The FDIC assessed a fee equal to 10 basis points on transaction account deposit balances in excess of the $250,000 insured limit, which were subsequently increased to 15 to 25 basis points depending upon an institution’s deposit insurance assessment risk category. As provided by the Dodd-Frank Act, as discussed below, the FDIC will insure the full balance of non-interest bearing transaction accounts, including IOLTAs but not NOW accounts, through December 31, 2012, replacing the TAGP at the end of 2010. Beginning on January 1, 2013, non-interest bearing transaction accounts will be insured under the FDIC’s general deposit insurance coverage rules.

Debt Guarantee Program. Pursuant to the DGP, eligible entities were permitted to issue FDIC-guaranteed senior unsecured debt in an amount up to 125% of the entity’s senior unsecured debt outstanding as of September 30, 2008. PrivateBancorp has not issued any guaranteed debt under the DGP.

Dodd-Frank Wall Street Reform and Consumer Protection Act

In July 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act which significantly changes the financial regulatory landscape and will affect the operating activities of financial institutions and their holding companies as well as others. Although many of the details of the Dodd-Frank Act and the full impact it will have on financial institutions and their holding companies are uncertain at this point, in part because many of the provisions require the adoption of implementing rules and regulations, changes mandated by the Dodd-Frank Act and the expected burden of compliance with the new law and its rules and regulations could increase operating costs and reduce revenues of financial institutions and their holding companies.

For example, the Dodd-Frank Act requires the adoption of new capital regulations by no later than January 2012. The regulations are required to be, at a minimum, as stringent as current capital and leverage requirements and may limit the use of subordinated debt or similar instruments to meet capital requirements. The Dodd-Frank Act also provides that any trust preferred securities and certain hybrid securities issued on or after May 19, 2010 will be considered Tier 2 and not Tier 1 capital. Any trust preferred securities issued prior to May 19, 2010 by banks with assets of less than $15 billion as of December 31, 2009 would continue to qualify as Tier 1 capital. Any trust preferred securities issued prior May 19, 2010 by banks with assets greater than $15 billion as of December 31, 2009 will continue to qualify as Tier 1 capital until January 2013; at that time, the treatment of the trust preferred securities as Tier 1 capital will be phased out over a three-year period ending in January 2016. Our currently outstanding trust preferred securities will be grandfathered for Tier 1 eligibility. The Dodd-Frank Act also requires regulatory agencies to seek to make capital requirements for bank holding companies countercyclical, so that capital requirements increase in times of economic expansion and decrease in times of economic contraction. Certain financial institutions, including those of our size, will be required to conduct annual stress tests in accordance with regulations to be adopted.

Although its impact on the implementing rules and regulations of the Dodd Frank Act remain unclear, the U.S. federal banking agencies have expressed support for recently issued proposals by the Basel Committee on Banking Supervision, commonly referred to as “Basel III,” that provide for heightened bank capital, leverage and liquidity requirements that would be phased in over a multi-year period. Basel III provides for a minimum 4.5% common equity risk-based capital requirement, a 6% Tier 1 risk-based capital requirement and an 8% total risk-based capital requirement, an additional 2.5% common equity capital conservation buffer and a periodic countercyclical capital buffer. The capital conservation buffer is designed to absorb losses in periods of financial and economic distress. The countercyclical buffer would be implemented according to national circumstances. The Basel III proposals also include a non-risk-based leverage ratio, as a supplement to the capital requirements, and liquidity requirements. The extent to which regulators in the United States adopt or incorporate provisions of Basel III in future legislation, including the implementing rules and regulations of the Dodd Frank Act, remains unclear.

The Dodd-Frank Act permanently increases the deposit insurance limit to $250,000 per depositor and, effective July 21, 2011, repeals the prohibition on banks’ payment of interest on demand deposit accounts of commercial clients. Under the Dodd-Frank Act, the FDIC will insure the full balance of non-interest bearing transaction accounts through December 31, 2012, replacing the TAGP at the end of 2010. The unlimited coverage provided under the Dodd-Frank Act applies only to non-interest bearing transaction accounts, which are accounts where interest is neither accrued nor paid, depositors are permitted to make an unlimited number of transfers and withdrawals and the bank does not reserve the right to require advance notice of an intended withdrawal. Unlike the coverage provided under TAGP, NOW accounts are not eligible for unlimited deposit interest under the Dodd-Frank Act regardless of interest rate, even if no interest rate is paid on the account. Beginning on January 1, 2013, non-interest bearing transaction accounts will be insured under the FDIC’s general deposit insurance coverage rules.

The Dodd-Frank Act broadens the assessment base for deposit insurance from one based on domestic deposits to one based on total assets less average tangible equity. It also raises the minimum reserve ratio of the deposit insurance fund from 1.15% to 1.35% of estimated insured deposits, which ratio is required to be attained by September 30, 2020, and eliminates the size limit on the deposit insurance fund. See the “Supervision and Regulation – Bank Regulation – Insurance of Deposit Accounts” section in Item 1, “Business” for additional information.

In other provisions, the Dodd-Frank Act increases the regulation of derivatives and hedging transactions. The regulations are expected to impose additional reporting and monitoring requirements, require higher capital and margin requirements and require that certain trades be executed through clearinghouses.

Another significant aspect of the Dodd-Frank Act is the creation of a new Bureau of Consumer Financial Protection (the “Bureau”) with broad powers to supervise and enforce consumer protection laws, which are currently handled by different federal authorities. These agencies will continue their consumer protection functions until July 21, 2011, at which point these functions will be consolidated with the Bureau. The Bureau will have broad rule-making authority for a wide range of consumer protection laws that apply to all banks, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. Among other things, it is anticipated that the Bureau may consider significant reforms in the mortgage industry.

EXECUTIVE OFFICERS

Our executive officers are elected annually by our Board of Directors. Certain information regarding our executive officers is set forth below.

Name (Age)	Position or Employment for Past Five Years	Executive Officer Since

Larry D. Richman (58)	President and Chief Executive Officer of PrivateBancorp and The PrivateBank since November 2007. Prior to joining the Company, Mr. Richman was President and Chief Executive Officer of LaSalle Bank, N.A. and President of LaSalle Bank Midwest N.A., which were sold to Bank of America Corporation on October 1, 2007. Mr. Richman began his career with American National Bank and joined Exchange National Bank in 1981, which merged with LaSalle Bank in 1990.	2007

C. Brant Ahrens (40)	Chief Operating Officer since October 2009, overseeing community banking, operations, information technology, strategic development, human resources, marketing and communications. Mr. Ahrens joined PrivateBancorp as Chief Strategy Officer in 2007 and added the role of Chief Marketing Officer in 2008. Mr. Ahrens was previously Group Senior Vice President and head of the Financial Institutions Group at LaSalle Bank, N.A., where he spent 15 years in various capacities including risk management, strategic development and as head of International Corporate Banking.	2007

Karen B. Case (52)	President of Commercial Real Estate Banking since October 2007. Prior to joining the Company, Ms. Case was Executive Vice President of LaSalle Bank, N.A. overseeing the Illinois Commercial Real Estate group. Prior to joining LaSalle in 1992, Ms. Case established and managed the Midwest real estate lending operations for New York-based Marine Midland Bank.	2007

Jennifer R. Evans (52)

General Counsel and Corporate Secretary of PrivateBancorp and The PrivateBank, since January 2010. Ms. Evans previously served as a consultant to various financial institutions, audit committees and public companies regarding compliance, regulatory and disclosure matters, and served on the board of directors, and on the audit and asset-liability management committees, of Evergreen Bank Group. Previous to that, Ms. Evans held the role of Executive Vice President and General Counsel for MAF Bancorp, Inc. and its subsidiary Mid America Bank from 2004 to 2007. Ms. Evans spent over 20 years at Vedder Price P.C., a Chicago-based law firm, as a partner and chair of its corporate securities practice group.

		2010

Bruce R. Hague (56)	President of National Commercial Banking since October 2007, with responsibility for our regional banking and commercial lending offices. Mr. Hague spent 15 years at LaSalle Bank, N.A., where he ultimately became Executive Vice President of National Commercial Banking, responsible for 23 regional banking offices, including all commercial regional offices located throughout the United States, International Corporate Banking, the LaSalle Leasing Group, Corporate Finance, and Treasury Management Sales.	2007

Kevin M. Killips (56)	Chief Financial Officer since March 2009. Prior to joining the Company, Mr. Killips served as controller and chief accounting officer of Discover Financial Services from March 31, 2008. Prior to joining Discover Financial Services, Mr. Killips was employed by LaSalle Bank where he worked for nearly ten years and ultimately served as Corporate Executive Vice President, North American Chief Accounting Officer and Corporate Controller. Prior to	2009

working at LaSalle, he was director of Internal Audit, and then Vice President-Finance for leasing operations at Transamerica Corporation. Mr. Killips, a certified public accountant, also worked for Ernst & Young from 1979-1993.

Bruce S. Lubin (57)	President of Illinois Commercial and Specialty Banking since October 2007 and President of The Private Wealth Group since December 2009. Mr. Lubin was previously executive vice president and head of the Illinois Commercial Banking Group at LaSalle Bank, N.A. Mr. Lubin had been employed by LaSalle since 1990, when LaSalle acquired The Exchange National Bank of Chicago. Mr. Lubin was an employee of Exchange beginning in 1984.	2007

Kevin J. Van Solkema (50)

Mr. Van Solkema joined the Company in January 2008 and serves as Chief Credit Risk Officer. Mr. Van Solkema was previously employed by LaSalle Bank, N.A. as Deputy Chief Credit Officer. From March through June 2007, Mr. Van Solkema was employed by CitiMortgage before rejoining LaSalle Bank. In April 2004, Mr. Van Solkema was appointed Head of Consumer Risk Management for ABN AMRO North America/LaSalle Bank, which included responsibility for all credit and operational risk management activities for ABN AMRO Mortgage Group, as well as LaSalle Bank’s consumer lending and portfolio mortgage units. Mr. Van Solkema was Head of Risk Management at Michigan National Bank prior to it being acquired by LaSalle in 2001.

		2008

Leonard Wiatr (63)	Mr. Wiatr joined the Company in March 2008 as Chief Compliance and Regulatory Affairs Officer and in May 2010 assumed the responsibility of Chief Risk Officer. Mr. Wiatr previously served at ABN AMRO and its subsidiary LaSalle Bank Corp. as Executive Vice President. Previous to that, Mr. Wiatr held the role of Examiner-In-Charge for Large Bank Supervision for the Office of the Comptroller of the Currency. Mr. Wiatr spent 33 years at the Office of the Comptroller of the Currency.	2010

AVAILABLE INFORMATION

We file annual, quarterly, and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”), and this information is available free of charge through the investor relations section of our web site at www.theprivatebank.com and is available through the SEC’s website at www.sec.gov. The following documents can be accessed through our web site or are available in print upon the request of any stockholder to our corporate secretary:

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

Our ability to predict results or the actual effects of future plans, strategies or events is inherently uncertain. Factors which could cause actual results to differ from those reflected in forward-looking statements include, but are not limited to: unforeseen credit quality problems or further deterioration in asset quality that could result in charge-offs greater than we have anticipated in our allowance for loan losses; the occurrence of unexpected events that adversely impact one or more large credits; further declines in commercial real estate values in our market areas, particularly in Chicago; significant increases in workout-related credit costs or slower than anticipated dispositions of other real estate owned (OREO) which may result in increased losses or carrying costs; slower than anticipated economic recovery or further deterioration in economic conditions; weakness in the commercial and industrial sector; our ability to maintain regulatory capital at required or expected levels; unanticipated withdrawals of significant client deposits; unavailability in the future of sufficient or cost-effective sources of liquidity or funding; availability of raising capital on acceptable terms when necessary or required; loss of key personnel or an inability to recruit or attract appropriate talent; potential for significant charges if our deferred tax or goodwill assets suffer impairment; unanticipated changes in interest rates or significant tightening of credit spreads; competitive pricing pressures; uncertainty regarding implications of the Dodd-Frank Act and the rules and regulations to be adopted in connection with implementation of the legislation; other legislative, regulatory or accounting changes affecting corporations in general or financial services companies in particular and/or the products and services offered by financial services companies; uncertainties related to potential costs associated with pending litigation; or failures or disruptions to our data processing or other information systems.

These forward-looking statements are subject to significant risks, assumptions and uncertainties, and could be affected by many factors including those set forth in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this Form 10-K as well as those set forth in our subsequent periodic and current reports filed with the SEC. These factors should be considered in evaluating forward-looking statements and undue reliance should not be placed on our forward-looking statements. Forward-looking statements speak only as of the date they are made, and we assume no obligation to update publicly any of these statements in light of future events unless required under the federal securities laws.

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

Risks related to our business

We have significant credit risk related to our commercial real estate and construction loans.

At December 31, 2010, our commercial real estate and construction loans totaled $2.9 billion and $530.7 million, respectively, or 31% and 6%, respectively, of our total loan portfolio. We had $365.9 million in total nonperforming loans at December 31, 2010, compared to $395.4 million at December 31, 2009, largely due to deterioration in our commercial real estate portfolio. Approximately 65% and 72% of nonperforming loans at December 31, 2010 and December 31, 2009, respectively, were commercial real estate or construction loans.

The real estate market continues to experience a variety of difficulties and challenging economic conditions. In particular, market conditions in the Chicago metropolitan area, in which we have a significant concentration of real estate collateral, showed minimal improvement during 2010 and remains stressed. Although certain commercial real estate assets such as multi-family, office and retail have shown some signs of stabilization, the overall commercial real estate market remains depressed. Our commercial real estate and construction portfolios followed trends in the sector which included elevated commercial vacancy rates, sponsor bankruptcies, illiquid markets for real estate and downward pressure on real estate values and leasing rates.

Our commercial real estate and construction loan portfolios include loans with large principal amounts and the repayment of these loans is generally dependent on the successful leasing or sale of the property, the successful operation of the business occupying the property, the cost and time frame of constructing or improving a property and the availability of permanent financing. The repayment of these loans is particularly influenced by general conditions in the real estate markets or in the local economy where the property is located. Many commercial real estate and construction loans do not fully amortize the balance over the loan period, but have balloon payments due at maturity. The borrower’s ability to make a balloon payment may depend on their ability to either refinance the loan or complete a timely sale of the underlying property. The borrower’s inability to use funds generated by a project to service a loan until a project is completed, and the more pronounced risk to interest rate movements and the real estate market that these borrowers face while a project is being completed or seeking a buyer, can also make construction loans more vulnerable to risk of default. On a non-owner occupied commercial property, if the cash flow from a borrower’s project is reduced due to leases not being obtained or renewed, that borrower’s ability to repay the loan may be impaired.

In the event of a default on a commercial real estate or construction loan, we may be required to foreclose on the real estate securing the loan. The foreclosure process can be time consuming and costly. Further, once we foreclose on the real estate, we may be unable to sell the property in a cost effective or timely manner which may result in increased losses and carrying costs. We had $88.7 million in other real estate owned (OREO) at December 31, 2010, compared to $41.5 million at December 31, 2009.

If the economy generally, or the real estate market specifically, does not improve or experiences further deterioration, we may experience additional charge-offs and provisions for loan losses and/or increased OREO levels which would have an adverse effect on our results of operations and financial condition.

A significant portion of our loan portfolio is comprised of commercial and industrial loans, the repayment of which is largely dependent upon the financial success and viability of the borrower and the state of the economy.

The repayment of our commercial and industrial and owner-occupied commercial real estate loans is dependent upon the financial success and viability of the borrower. If the economy remains weak for a prolonged period or experiences further deterioration or if the industry or market in which the borrower operates weakens, our borrowers may experience depressed or dramatic and sudden decreases in revenues that could hinder their ability to repay their loans. Our commercial and industrial loan portfolio, which includes owner-occupied commercial real estate, totaled $4.9 billion, or 54% of our total loan portfolio, at December 31, 2010, compared to $4.3 billion, or 48% of our total loan portfolio, at December 31, 2009.

Unlike commercial real estate loans, or our owner occupied commercial real estate loans, commercial and industrial loans are secured by different types of collateral related to the underlying business, such as accounts receivable, inventory and equipment. Should a commercial and industrial loan require us to foreclose on the underlying collateral, the unique nature of the collateral may make it more difficult and costly to liquidate, thereby increasing the risk to us of not recovering the principal amount of the loan. Accordingly, our results of operation and financial condition may be adversely affected by defaults in this portfolio.

Our allowance for loan losses may be insufficient to absorb losses in our loan portfolio.

Lending money is a substantial part of our business. Every loan we make carries a certain risk of non-payment. This risk is affected by, among other things:

•	the credit risks posed by the particular borrower and loan type;

•	changes in economic and industry conditions;

•	the duration of the loan;

•	in the case of a collateralized loan, the changes and uncertainties as to the future value of the collateral; and

•	the ability to identify potential repayment issues in loans at an early stage.

We maintain an allowance for loan losses at a level management believes is sufficient to absorb credit losses inherent in our loan portfolio. The allowance for loan losses is assessed quarterly and represents an accounting estimate of probable losses in the portfolio at each balance sheet date based on a review of available and relevant information at that time. The allowance is not a prediction of our actual credit losses going forward. The allowance contains provisions for probable losses that have been identified relating to specific borrowing relationships that are considered to be impaired, as well as probable losses inherent in the loan portfolio that are not specifically identified, which is determined using a methodology that is a function of quantitative and qualitative factors applied to segments of our loan portfolio and management’s judgment. The calculation of the allowance involves a great deal of judgment and uncertainty particularly given the current state of the economy and the real estate environment. Accordingly, there can be no assurance that we will not incur losses on these loans greater than what we have provided for in the allowance.

The allowance for loan losses was $222.8 million at December 31, 2010, compared to $221.7 million at December 31, 2009. The allowance for loan losses as a percentage of total loans was 2.44% at December 31, 2010, compared to 2.45% at December 31, 2009.

Our allowance as a percentage of total loans reflects a level based on management’s analysis of the risk inherent in our loan portfolio. Although we believe our loan loss allowance is adequate to absorb probable and reasonably estimable losses in our loan portfolio as of the balance sheet date, the allowance may not be adequate especially if economic conditions worsen or the factors used to calculate the allowance change. Our regulators also review the adequacy of our allowance and have authority to compel us to increase our allowance in current or future periods.

A large portion of our loan portfolio was originated since 2007 when we initiated a strategic plan to transform the bank into a leading middle market commercial bank. The behavior of a portfolio of more mature loans may be more predictable based on past performance history than a newer portfolio, such as ours, because loans typically do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time. As a result, the current level of delinquencies and defaults may not be representative of the level that will occur when the newer portion of the portfolio becomes more seasoned, which may be higher than current levels. In calculating the allowance, we use historical default and loss information. For those segments of our portfolio that are less seasoned, such as our commercial and industrial portfolio, the available historical default and loss data is more limited, making it more difficult to estimate the probable losses inherent in those portfolios.

In the event we are required to increase our allowance for loan losses, our credit losses exceed our allowance or we are required to take higher than anticipated charge-offs in future periods, our earnings and our capital will also be adversely affected.

In addition, because a significant portion of our loan portfolio consists of larger credit relationships consistent with our commercial middle market strategy, we may have clients that expose us to significant concentrations of credit risk in one borrower or related obligors. Based on information we use to evaluate aggregate credit exposures to related borrowers for internal risk management purposes, we estimate that currently about one third of our total credit commitments (including loans outstanding and unfunded commitments) involve client relationships that have aggregate credit exposures greater than $25 million. At December 31, 2010, we had 11 client relationships with aggregate credit exposures greater than $50 million. We may experience choppiness in our quarterly loan loss provision expense and charge-offs if larger credits default, which may result in uneven credit quality trends. Depending on collateral values, the unexpected occurrence of an event or development adversely impacting one or more of our large clients could materially affect our results of operation and financial condition.

We may be unable to maintain capital at required or appropriate levels.

Under applicable regulatory guidelines, we are subject to minimum capital requirements adopted and administered by the federal banking agencies. The current economic environment and the challenges facing many financial institutions, however, have resulted in heightened capital expectations from the federal banking agencies and the market particularly with respect to financial institutions experiencing credit challenges in their loan portfolios. Furthermore, recent legislative action such as the Dodd-Frank Act and the Basel III proposals could ultimately result in capital requirements that are more stringent than current requirements and expectations, although the ultimate outcome of these actions are currently unknown.

We currently manage our balance sheet to maintain capital ratios at levels above the minimum regulatory guidelines that we deem adequate for our risk profile and expect to manage growth within our existing capital base. There can be no assurance, however, that we will be able to maintain capital at these levels or at levels required or expected by our regulators or future legislation. Our capital position may be affected by further credit losses and credit deterioration, potential asset impairment, significant draws on our unfunded commitments, or unexpected asset growth. See also “Risk Factors—If we are required to take charges related to asset impairments, including deferred tax valuation allowances and goodwill impairments, our results of operations and capital position may be adversely affected.”

If we are unable to maintain capital at required or appropriate levels, we may be required to raise capital. Our ability to raise capital will be dependent upon our access to the capital markets and will be influenced by events, circumstances and risks that are specific to us and the banking industry, each of which may adversely affect our capital costs and the dilutive impact on our stockholders.

We may not be able to access sufficient and cost-effective sources of liquidity.

We depend on access to a variety of funding sources to provide sufficient liquidity to meet our commitments and business needs and to accommodate the transaction and cash management needs of our clients, including funding new loans and client draws on unused lines of credit. As of December 31, 2010, we had a total of $4.2 billion of unfunded commitments to extend credit. Currently, our primary sources of liquidity are client deposits, large institutional deposits, and wholesale market-based borrowings, including brokered deposits. In addition to on-balance sheet liquidity and funding, we maintain access to various external sources of funding. These external sources of funding include Federal Fund counterparty lines, repurchase agreements, the discount window at the Federal Reserve Bank and the brokered deposit market. Our ability to access these external sources depends on availability in the market place and a number of factors such as counterparty relationship strength in the case of Federal Fund counterparty lines and repurchase agreements or the availability of loans eligible under the Federal Reserve’s criteria (e.g., stipulations of documentation requirements, credit quality, payment status and other criteria) in the case of the discount window at the Federal Reserve Bank.

If our primary sources of liquidity are insufficient and we are unable to adequately access external sources, we may be required to increase our on-balance sheet liquidity and funding by accessing the capital markets, which may not be cost effective or may have a dilutive effect on our shareholders.

Commencing in 2009 and continuing throughout 2010, we experienced a significant increase in client deposits. This has allowed us to reduce our reliance on wholesale funding sources. However, there can be no assurance that this level of client deposit growth will continue or remain at current levels or that we will be able to maintain the lower reliance on wholesale deposits. As returns in the equity markets improve, when the economy improves, interest rates rise or as the types of accounts eligible for FDIC insurance coverage are reduced, we expect some of our client deposits to move to other investment options, thus causing a reduction in our client deposits and increased reliance on wholesale or other funding sources. In addition, because our deposit base is relatively concentrated given our core commercial banking strategy, the loss of large client relationships could negatively impact our liquidity. At December 31, 2010, more than 20% of our total deposits related to client relationships with greater than $75 million in deposit balances.

Our holding company’s liquidity position is affected by the amount of cash and other liquid assets on hand, payment of interest and dividends on debt and equity securities currently outstanding, debt service, capital we inject into our bank subsidiary and any redemption of debt. Our future liquidity position may be adversely affected if our bank experiences net losses, we deem it advisable or are required by our regulators to use cash at the holding company to support our bank subsidiary through additional capital contributions, we experience greater than anticipated outflows of client deposits, or we have difficulty raising cash through the issuance of debt or equity securities or accessing additional sources of funding.

Given the losses we recorded in 2010 and 2009, we are highly dependent upon the current cash position of the holding company to meet our liquidity needs and to pay dividends on our common and preferred stock for the foreseeable future. If we need to limit future capital infusions to our banking subsidiary to manage holding company liquidity, we could become capital constrained at the Bank which may restrict our asset growth. This could adversely affect our results of operations.

The loss of key managing directors may adversely affect our operations.

We are a relationship-driven organization. Our growth and development during the past three years have resulted in large part from the efforts of our managing directors who have primary contact with our clients and are extremely important in maintaining personalized relationships with our client base, which is a key aspect of our business strategy. The loss of one or more of these key employees could have a material adverse effect on our operations if we are unable to replace these employees or we are unable to successfully retain the client relationships of a departing managing director.

To the extent weak financial performance, restrictions on compensation due to our participation in the TARP Capital Purchase Program, limitations on available equity awards, or regulatory guidance impact our ability to offer competitive pay programs, we may not be successful in motivating and retaining key employees.

We are dependent upon our information processing systems to effectively conduct our business.

We rely heavily on communications, data processing and other information processing systems to conduct our business and support our day-to-day banking, investment, and trust activities, many of which are provided through third-parties. Any failure or disruption in these products or services, including any failure or interruption resulting from a breach in security, could result in disruptions in our customer relationship management, general ledger, deposit, loan, risk management, or other systems. We have policies and procedures expressly designed to prevent or limit the effect of a failure, interruption, or security breach of our systems. However, there can be no assurance that our policies, procedures and security efforts will be effective, or that any such failures, interruptions, or security breaches will not occur or, if they do occur, that the impact will not be substantial, including damage to our reputation, a loss of customer business, additional regulatory scrutiny, or exposure to civil litigation and possible financial liability, any of which could have an adverse effect on our financial condition and results of operations. In addition, if we fail to maintain adequate infrastructure, systems, controls and personnel relative to our size and products and services, our ability to effectively operate our business may be impaired and our business could be adversely affected.

If we are required to take any charges related to asset impairments, including deferred tax valuation allowances and goodwill impairments, our results of operations and capital position may be adversely affected.

At December 31, 2010, we had $175.1 million of gross deferred tax assets and $126.3 million of net deferred tax assets that arise because of differences in accounting treatment for financial and tax reporting purposes. In assessing whether a deferred tax asset valuation allowance was needed, we considered a number of factors relevant to our judgment. The evidence associated with our cumulative pre-tax loss for financial statement purposes, measured on a trailing three-year period, and the continuing challenging conditions in the commercial real estate sector were among the negative factors in our analysis. Positive evidence included our taxable income position for 2009 and 2010, the expectation of reversing taxable temporary differences in future periods, and our other expectations. Our expectations for achieving future taxable income, exclusive of reversing temporary differences, in amounts sufficient to absorb the deferred tax assets are based in large part on the prospects for generating pre-tax book income. We relied on several factors in our judgment as to the quality and reliability of future pre-tax book income. These included our achievement of positive pre-tax income results in recent quarters, the growth trends in pre-tax, pre-loan loss provision earnings during 2009 and 2010, the concentration of credit losses in certain segments and vintages of our loan portfolio along with the declining balances of such loan segments. We also considered the relative stability of credit trends in recent quarters. We believe our capital position provides a level of confidence regarding our ability to absorb future credit losses without impairing longer term prospects for generating future pre-tax book income and taxable income in amounts that more likely than not would be sufficient to support the realization of deferred tax assets.

Based on our analysis of all the factors considered, we reached the conclusion that it is more likely than not that our deferred tax asset will be realized in future tax periods. Our conclusion is dependent on a number of factors, including those described above. To the extent these or certain other assumptions change materially, we may need to establish a valuation allowance against all or part of the net deferred tax asset, which would adversely affect our results of operations and capital levels and ratios.

In addition, even if we continue to conclude that a valuation allowance is not needed for U.S. GAAP, we could be required to disallow all or a portion of the net deferred tax asset for bank regulatory purposes. At December 31, 2010, we had a disallowed deferred tax asset for holding company consolidated regulatory purposes of $5.4 million. The assessment of whether the net deferred tax asset is disallowed, in whole or in part, for regulatory purposes (whether on a holding company consolidated basis or a bank consolidated basis) is based on regulatory guidelines, which in some cases, are more restrictive than those of U.S. GAAP. Although a disallowed deferred tax asset for regulatory purposes does not impact our results of operations, it does reduce our regulatory capital ratios.

Goodwill is an intangible asset and is subject to periodic impairment analysis. Certain facts or circumstances may indicate impairment that may lead us to recording an expense to write down this asset. We had $94.6 million in goodwill recorded on our consolidated balance sheet at December 31, 2010. Goodwill represents the excess of purchase price over the fair value of net assets acquired using the purchase method of accounting. Our goodwill was created as a result of several acquisitions we completed in prior years. Goodwill is tested at least annually for impairment or more often if an event occurs or circumstances change that could reduce the fair value of a reporting unit below its carrying amount. Fair values of reporting units are determined using a combination of market-based valuation multiples for comparable businesses if available, and discounted cash flow analyses based on internal financial forecasts. Our impairment determination would rely on assumptions critical to the process including discount rates, asset and liability growth rates, and other income and expense estimates. If the impairment analysis of a reporting unit leads us to a conclusion that the book value exceeds its fair value and upon further analysis if the carrying fair value of goodwill exceeds the implied fair value of goodwill, we would incur an impairment charge for some or all of our goodwill.

For additional discussion of deferred taxes, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 1 and 15 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K. For additional discussion of goodwill, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Critical Accounting Policies” and Notes 1 and 8 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.

Risks related to our operating environment

Weak economic conditions could continue to have a material adverse effect on our financial condition and results of operations.

Various segments of the U.S. economy have been in a prolonged and deep slowdown over the past three years, and the strength of the U.S. economy and the local economies in each of our markets remains stressed and volatile. Continued and sustained periods of high unemployment or further deterioration in the national or local business or economic conditions could result in, among other things, a further deterioration of credit quality or a reduced demand for credit, including a resultant effect on our loan portfolio and allowance for loan losses. These factors could result in higher delinquencies and additional charge-offs in future periods, especially given our exposure to commercial real estate and construction lending. Such circumstances would materially and adversely affect our financial condition and results of operations. Continued sustained weakness in business and economic conditions generally, or in our markets specifically, could adversely impact our business through:

•	more clients and counterparties becoming delinquent, filing for protection under bankruptcy laws or defaulting on their loans or other obligations to us;

•	a decrease in the value of the collateral underlying loans, requiring paydowns by our borrowers to remain in loan-to-value compliance or, alternatively, resulting in a default;

•	a decrease in the value of any loans that we may hold for sale or property acquired upon default;

•	lengthy holding periods required to liquidate property acquired upon default or loans held for sale, thereby increasing carrying costs and potentially impacting market values; and

•	sluggish demand for loans and other products and services offered by us.

An increase in the number of delinquencies, bankruptcies or defaults in future periods could result in a higher level of nonperforming assets, net charge-offs, provision for loan and covered asset losses, and valuation adjustments on any loans held for sale, which would materially adversely affect our financial condition and results of operations.

We may be adversely affected by interest rate changes.

Our operating results are largely dependent on our net interest income. Fluctuations in interest rates may significantly affect our net interest income, which is the difference between the interest income earned on earning assets, usually loans and investment securities, and the interest expense paid on deposits and borrowings. We are unable to predict fluctuations in interest rates, which are affected by factors including: monetary policy of the FRB, actual inflation or deflation or expectations regarding the same, recession, unemployment rates, money supply, domestic and foreign events, and instability in domestic and foreign financial markets. The timing of any FRB action to curtail or eliminate various stimulus-related programs, as a result of inflation concerns or otherwise, could have an impact on interest rates in general and our net interest margin in particular.

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

Demand for the products or services of our capital markets group could be negatively impacted by interest rate changes and a decrease in sales volumes from this group could have an adverse impact on our results of operations.

Risks related to the financial services industry

We are highly regulated and may be adversely affected by changes in banking laws, regulations, and regulatory practices.

We are subject to extensive supervision, regulation and examination. This regulatory structure gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies to address not only compliance with applicable laws and regulations (including laws and regulations governing consumer credit, and anti-money laundering and anti-terrorism laws), but also capital adequacy, asset quality and risk, management ability and performance, earnings, liquidity, and various other factors. As part of this regulatory structure, we are subject to policies and other guidance developed by the regulatory agencies with respect to capital levels, the timing and amount of dividend payments, the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Under this structure the regulatory agencies have broad discretion to impose restrictions and limitations on our operations if they determine, among other things, that our operations are unsafe or unsound, fail to comply with applicable law or are otherwise inconsistent with laws and regulations or with the supervisory policies of these agencies. This supervisory framework could materially impact the conduct, growth and profitability of our operations. Any failure on our part to comply with current laws, regulations, other regulatory requirements or expectations or safe and sound banking practices or concerns about our financial condition, or any related regulatory sanctions or adverse actions against us, could increase our costs or restrict our ability to expand our business and result in damage to our reputation.

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

In July 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act which significantly changes the financial regulatory landscape and will affect the operating activities of financial institutions and their holding companies as well as others. Although many of the details of the Dodd-Frank Act and the full impact it will have on our business or revenues are uncertain at this point, in part because many of the provisions require the adoption of implementing rules and regulations, the burden of compliance with the new law and its rules and regulations could increase operating costs and reduce revenue.

For example, the Dodd-Frank Act requires the adoption of new capital regulations by no later than January 2012. The regulations are required to be, at a minimum, as stringent as current capital and leverage requirements and may limit the use of subordinated debt or similar instruments to meet capital requirements. Future issuances of trust preferred securities have been disallowed as Tier 1 qualifying capital by the Dodd-Frank Act, although our currently outstanding trust preferred securities have been grandfathered for

Tier 1 eligibility. The Dodd-Frank Act also requires regulatory agencies to seek to make capital requirements for bank holding companies countercyclical, so that capital requirements increase in times of economic expansion and decrease in times of economic contraction. The U.S. federal banking agencies have also expressed support for recently issued proposals by the Basel Committee on Banking Supervision, commonly referred to as “Basel III,” that provide for heightened bank capital requirements that would be phased in over a multi-year period. To the extent the capital requirements under the Dodd-Frank Act are similar to the Basel III proposals, or otherwise impose heightened capital requirements, we could be required to raise additional capital depending on our business activities, asset mix, growth plans and results of operation. The Dodd-Frank Act also provides that certain financial institutions of our size will be required to conduct annual stress tests in accordance with regulations to be adopted. The testing will require resources and increase our compliance costs.

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

The Dodd-Frank Act repeals the prohibition on banks’ payment of interest on demand deposit accounts of commercial clients beginning one year from the date of enactment, and the market impact of this change is not yet known.

Another significant aspect of the Dodd-Frank Act that will affect us is the creation of a new Bureau of Consumer Financial Protection (the “Bureau”) with broad powers to supervise and enforce consumer protection laws. The Bureau will have broad rule-making authority for a wide range of consumer protection laws that apply to all banks, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. Among other things, it is anticipated that the Bureau may consider significant reforms in the mortgage industry that could have an adverse affect on our mortgage business.

No assurance can be given as to the ultimate effect that the Dodd-Frank Act or any of its provisions will have on our business, financial condition and results of operations, the financial services industry or the economy.

Our participation in the U.S. Treasury’s Capital Purchase Program subjects us to certain restrictions.

On January 30, 2009, we issued approximately $243.8 million of our senior preferred stock and warrants to purchase shares of common stock at an exercise price of $28.35 per share to the Treasury under the TARP Capital Purchase Program. Based on our participation in the CPP, we agreed to comply with its terms and conditions, which subjects us to certain restrictions, oversight, costs and compliance and reputational risks. For example, we may not, without the consent of the Treasury, increase our dividend, currently $0.01 per share per quarter, above a rate of $0.075 per quarter or, subject to certain exceptions, engage in repurchases of our common stock or trust preferred securities until January 30, 2012 or, if earlier, the date on which all preferred stock issued to the Treasury has been redeemed or transferred by the Treasury. Our participation in the CPP also subjects us to additional executive compensation and other restrictions, which may adversely affect our ability to attract and retain highly-qualified senior executive officers and other employees, particularly in light of the fact that some of the financial institutions with which we compete are not subject to the restrictions imposed by the CPP. Furthermore, under the terms of the securities purchase agreement we entered into with the Treasury, the Treasury will be able to unilaterally amend the agreement to make it consistent with any subsequent statutory provisions implemented by Congress. If we fail to comply with the terms and conditions of the program or the securities purchase agreement, including any restrictions upon our use of the CPP proceeds, we could become subject to a regulatory enforcement action or legal proceedings brought by the U.S. government, which, in turn, would present significant reputational risks for us that could affect our ability to retain or attract new clients or investors (if and when we determine to raise additional capital) or both.

We have counterparty risk; the creditworthiness of other financial institutions could expose us to losses on contracts we have with these institutions and could adversely affect our ability to provide services to our clients, specifically products and services relating to foreign exchange, derivatives and letters of credit.

Our ability to provide certain products and service could be adversely affected by the actions and commercial soundness of other banks. Banks are interrelated as a result of lending, clearing, correspondent, counterparty and other relationships. As a result, defaults by, or even rumors or questions about, one or more banks, or the banking industry generally, have in the past led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of the transactions engaged in by us in the ordinary course of business, particularly in our capital markets group, expose us to credit risk in the event of default of a counterparty or customer. In such instances, the collateral we hold may be insufficient to mitigate our losses, as we may be unable to realize or liquidate at prices sufficient to recover the full amount of our exposure. Such losses could have a material and adverse effect on our financial condition and results of operations.

Our capital markets group offers an extensive range of over-the-counter interest rate and foreign exchange derivatives products. Although we do not engage in any proprietary trading and we structure these client-generated trading activities to mitigate our exposure to market risk, we remain exposed to various risks, the most significant of which include credit risk of our counterparties, operational risk and settlement risk, which may be most significant in foreign exchange transactions where timing differences between settlement centers can result in us paying our client and/or counterparty before actually receiving the funds. The exposure of our counterparties requires active monitoring as well as liquidity management to ensure timely and cost efficient posting of collateral. Operational risk includes errors in execution of internal bank procedures and controls, which could expose us to financial and/or reputation loss. A lapse or breakdown of these procedures or controls could significantly increase our exposure to counterparty credit risk and operational risk, which could result in a material loss to us.

Our future success is dependent on our ability to compete effectively in the highly competitive banking industry.

We face substantial competition in all phases of our operations from a variety of different competitors. Our future success will depend on our ability to compete effectively in this highly competitive environment. We compete for loans, deposits, wealth management and other financial services in our geographic markets with other commercial banks, financial companies, thrifts, credit unions and brokerage firms operating in the markets we serve. Many of our competitors offer products and services that we do not or have greater resources and economies of scale to offer products and services that we offer more cost effectively. Certain of our competitors may have better name recognition and market presence that could benefit them in attracting business. In addition, larger competitors may be able to price loans and deposits more aggressively than we do or offer more favorable terms.

To be competitive, we will need to continue to invest in technology, infrastructure and human resources. This investment is directed at enhancing our risk management function and generating new products and services, and adapting existing products and services to the evolving standards and demands of our clients and regulators. Falling behind our competitors, who may have more extensive resources to invest, in any of these areas, could adversely affect our business.

We may be required in the future to pay higher FDIC premiums or special assessments that could adversely affect our earnings.

FDIC premiums and special assessments represent a significant cost for us. During 2010, we expensed total deposit insurance premiums of $24.3 million. In February 2011, the FDIC approved final rules that broaden the assessment base from one based on domestic deposits to one based on assets (less tangible equity), establish a separate risk-based assessment system for “large institutions” with more than $10 billion in assets and increase the maximum assessment rates (subject to further adjustment by the FDIC). Although our current expectation is that the new rules will not have a significant impact on our assessments, there can be no assurance that the adoption of the new rules will not result in increased premiums. Further, if the actions taken by the FDIC are insufficient to restore the insurance fund in a timely manner, or if additional bank failures further deplete the insurance fund, the FDIC may require even higher premiums and impose additional special assessments in the future. The FDIC could also increase our premiums as a result of regulatory examination findings or conclusions.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our executive offices are located in the central business and financial district of Chicago. Our managing directors are strategically located in 39 locations, including the offices of our subsidiaries Lodestar and The PrivateBank Mortgage Company, both located in downtown Chicago. We also have business development offices located in Cleveland, Denver, Des Moines, and Minneapolis. With the exception of 11 locations which are owned, all other office space is leased. We have a variety of lease renewal options for each of our properties and certain rights to secure additional space. Following is an overview of each of our geographic markets and our office locations within these markets:

•

Chicago – We have 24 offices in the Chicago metropolitan area, including one off-site back-up facility in Lisle. These offices are located in downtown Chicago and Chicago’s Gold Coast neighborhood; in the North Shore communities of Lake Forest, Skokie, and Winnetka; in Oak Brook, centrally located in the west suburban DuPage County; in Geneva and St. Charles, in the far western Fox Valley area, and in the southwest suburbs of Channahon, Homer Glen, Joliet, Minooka, Mt. Greenwood, Oak Lawn, Orland Park, Palos Heights, Tinley Park, and Worth.

•

St. Louis/Kansas City – We have four offices in the St. Louis/Kansas City metropolitan areas. These offices are located in the near west suburban area of St. Louis, which is the leading business center of the metropolitan area, in the western suburb of Chesterfield, which is a newer business, shopping, and residential area, in Kansas City, Missouri and in Overland Park, Kansas.

•	Wisconsin – We have one office in downtown Milwaukee.

•

Michigan – We have three offices in the Detroit metropolitan area. These offices are located in the north suburban Detroit communities of Bloomfield Hills, Grosse Pointe Farms, and Rochester, Michigan.

•	Georgia – We have three offices in the Atlanta metropolitan area. These offices are located in the Buckhead area of Atlanta and the north suburban communities of Norcross and Alpharetta, Georgia.

•	Colorado – We have one business development office located in Greenwood Village, Colorado.

•	Iowa – We have one business development office in West Des Moines, Iowa.

•	Ohio – We have one business development office in Cleveland, Ohio.

•	Minnesota – We have one business development office in Minneapolis, Minnesota.

We also own 30 automated teller machines (“ATMs”), some of which are housed at banking locations and some of which are independently located. In addition, we own other real property that, when considered individually or in the aggregate, is not material to our financial position.

We believe our facilities in the aggregate are suitable and adequate to operate our banking and related business. Additional information with respect to premises and equipment is presented in Note 7 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.

ITEM 3. LEGAL PROCEEDINGS

On October 22, 2010, a lawsuit was filed in federal court in the Northern District of Illinois against the Company on behalf of a purported class of purchasers of our common stock between November 2, 2007 and October 23, 2009. Certain of our current and former executive officers and directors and firms that participated in the underwriting of our June 2008 and May 2009 public offerings of common stock are also named as defendants in the litigation. On January 25, 2011, the City of New Orleans Employees’ Retirement System and State-Boston Retirement System were together named as the lead plaintiff and an amended complaint was filed on February 18, 2011. The amended complaint alleges various claims of securities law violations against certain of the named defendants relating to disclosures we made during the class period in filings under the Securities Act of 1933 and the Securities Exchange Act of 1934. The plaintiffs seek class certification, compensatory damages in an unspecified amount, costs and expenses, including attorneys’ fees, and rescission. At this early stage of the litigation, it is not possible to assess the probability of a material adverse outcome or reasonably estimate any potential financial impact of the lawsuit on the Company.

As of December 31, 2010, there were also certain legal proceedings pending against the Company and its subsidiaries in the ordinary course of business. Management does not believe that the outcome of these proceedings will have, individually or in the aggregate, a material adverse effect on the Company’s results of operations, financial condition or cash flows.

ITEM 4. [REMOVED AND RESERVED]

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY,

RELATED STOCKHOLDER MATTERS, AND

ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded under the symbol “PVTB” on the NASDAQ Global Select market tier of The NASDAQ Stock Market. As of February 23, 2011, there were approximately 498 stockholders of record. The following table sets forth the high and low intraday sales prices and quarter-end closing price of our common stock, dividends declared per share, dividend yield and book value per share during each quarter of 2010 and 2009.

	2010				2009
	Fourth	Third	Second	First	Fourth	Third	Second	First
Market price of common stock
High	$15.06	$13.00	$17.96	$15.58	$24.54	$29.11	$26.00	$33.00
Low	$10.96	$10.24	$10.91	$8.85	$8.33	$18.80	$13.77	$9.08
Quarter-end	$14.38	$11.39	$11.08	$13.70	$8.97	$24.46	$22.24	$14.46
Cash dividends declared per share	$0.01	$0.01	$0.01	$0.01	$0.01	$0.01	$0.01	$0.01
Dividend yield at quarter-end (1)	0.28%	0.35%	0.36%	0.29%	0.45%	0.16%	0.18%	0.28%
Book value per share at quarter-end	$13.87	$14.10	$13.98	$13.77	$13.99	$17.48	$17.74	$16.96

(1)	Ratios are presented on an annualized basis.

A discussion regarding the restrictions applicable to our ability and the ability of our subsidiaries to pay dividends is included in the “Supervision and Regulation – Bank Regulations” section under Item 1 of this Form 10-K and Note 17 of “Notes to the Consolidated Financial Statements” in Item 8 of this Form 10-K.

Stock Performance Graph

The graph below illustrates, over a five-year period, the cumulative total return (defined as stock price appreciation and dividends) to stockholders from an investment in our common stock against a broad-market total return equity index and a published industry total return equity index. The broad-market total return equity index used in this comparison is the Russell 2000 Index and the published industry total return equity index used in this comparison is the Center for Research in Security Prices index for NASDAQ Bank Stocks.

Comparison of Five-Year Cumulative Total Return Among

PrivateBancorp, Inc., the Russell 2000 Index, and the NASDAQ Bank Index (1)

	Period Ending December 31,
	2005	2006	2007	2008	2009	2010
PrivateBancorp	$100.00	$117.71	$93.16	$93.51	$25.91	$41.67
NASDAQ Bank Index	100.00	113.82	91.16	71.52	59.87	68.34
Russell 2000 Index	100.00	118.37	116.51	77.15	98.11	124.46

(1)	Assumes $100 invested on December 31, 2005 in PrivateBancorp’s common stock, the Russell 2000 Index and the NASDAQ Bank Index with the reinvestment of all related dividends.

To the extent this Form 10-K is incorporated by reference into any other filing by us under the Securities Act of 1933 or the Securities Exchange Act of 1934, the foregoing “Stock Performance Graph” will not be deemed incorporated, unless specifically provided otherwise in such filing and shall not otherwise be deemed filed under such Acts.

Issuer Purchases of Equity Securities

In connection with our participation in the TARP CPP, our ability to repurchase shares of our common stock is subject to the applicable restrictions of the CPP following the January 2009 sale of the preferred stock to the Treasury under the CPP. The restrictions on repurchases will not affect our ability to repurchase shares in connection with the administration of our employee benefit plans as such transactions are in the ordinary course and consistent with our past practice.

The following table summarizes purchases we made during the quarter ended December 31, 2010 in the administration of our employee share-based compensation plans. Under the terms of these plans, we accept shares of common stock from plan participants if they elect to surrender previously-owned shares upon exercise of options to cover the exercise price or, in the case of both restricted shares of common stock or stock options, the withholding of shares to satisfy tax withholding obligations associated with the vesting of restricted shares or exercise of stock options.

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs

October 1 - October 31, 2010	1,143	$11.63	-	-

November 1 - November 30, 2010	4,191	11.71	-	-

December 1 - December 31, 2010	67,674	14.32	-	-

Total	73,008	$14.13	-	-

Unregistered Sale of Equity Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

Consolidated financial information reflecting a summary of our operating results and financial condition for each of the five years in the period ended December 31, 2010 is presented in the following table. This summary should be read in conjunction with the consolidated financial statements and accompanying notes included elsewhere in this Form 10-K. A more detailed discussion and analysis of the factors affecting our financial condition and operating results is presented in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Form 10-K.

	Years ended December 31,

(Dollars in thousands, except per share data)	2010	2009	2008	2007	2006 (1)
Operating Results
Interest income	$507,925	$478,712	$405,383	$307,924	$257,311
Interest expense	106,968	153,728	214,988	180,886	139,837

Net interest income	400,957	324,984	190,395	127,038	117,474
Provision for loan and covered loan losses	194,541	199,419	189,579	16,934	6,836
Non-interest income	81,064	65,074	40,806	25,926	23,536
Net securities gains (losses)	12,182	7,381	510	348	(374)
Losses on early extinguishment of debt	-	(985)	-	-	-
Non-interest expense	299,598	247,415	196,125	122,409	79,066

Income (loss) before income taxes	64	(50,380)	(153,993)	13,969	54,734
Income tax (benefit) provision	(1,737)	(20,564)	(61,357)	2,471	16,558

Net income (loss)	1,801	(29,816)	(92,636)	11,498	38,176
Net income attributable to noncontrolling interests	284	247	309	363	330

Net income (loss) attributable to controlling interests	1,517	(30,063)	(92,945)	11,135	37,846
Preferred stock dividend and discount accretion	13,607	12,443	546	107	-

Net (loss) income available to common stockholders	$(12,090)	$(42,506)	$(93,491)	$11,028	$37,846

Weighted-average shares outstanding	70,024	44,516	29,553	21,572	20,630
Weighted-average diluted shares outstanding	70,024	44,516	29,553	22,286	21,494

Per Share Data
Basic (loss) earnings per share	$(0.17)	$(0.95)	$(3.16)	$0.50	$1.83
Diluted (loss) earnings per share	(0.17)	(0.95)	(3.16)	0.49	1.76
Cash dividends declared	0.04	0.04	0.30	0.30	0.24
Book value at year-end	13.87	13.99	16.31	16.42	13.83
Tangible book value at year-end (2)(3)	12.30	12.41	13.28	12.86	9.82
Market price at year-end	14.38	8.97	32.46	32.65	41.63

Selected Operating Statistics
Fee revenue (4)	$81,064	$65,074	$40,806	$25,926	$23,536
Net revenue (2)	497,780	400,066	235,568	157,586	145,207
Operating profit (2)	198,182	152,651	39,443	35,177	66,141
Performance Ratios
Return on average common equity	-1.20%	-4.71%	-18.71%	3.50%	15.45%
Return on average assets	0.01%	-0.27%	-1.25%	0.25%	1.02%
Net interest margin - tax-equivalent (2)	3.38%	3.06%	2.73%	3.14%	3.46%
Efficiency ratio (2)(5)	60.19%	61.84%	83.26%	77.68%	54.45%
Dividend payout ratio	n/m	n/m	n/m	60.00%	13.08%

	As of December 31,

(Dollars in thousands)	2010	2009	2008	2007	2006 (1)

Credit Quality Metrics (6)
Net charge-offs	$190,891	$89,850	$125,798	$6,112	$873
90 days past due loans (still accruing interest)	-	-	-	53	5,137
Nonaccrual loans	365,880	395,447	131,919	38,983	3,770
Foreclosed real estate	88,728	41,497	23,823	9,265	1,101

Total nonperforming assets	$454,608	$436,944	$155,742	$48,301	$10,008
Total nonperforming loans to total loans	4.01%	4.37%	1.65%	0.93%	0.25%
Total nonperforming assets to total assets	3.65%	3.63%	1.56%	0.97%	0.23%
Allowance for loan losses to total loans	2.44%	2.45%	1.41%	1.17%	1.09%

Balance Sheet Highlights
Total assets	$12,465,621	$12,032,584	$10,005,519	$4,989,203	$4,262,075
Loans (6)	9,114,357	9,046,625	8,001,789	4,177,525	3,497,639
Allowance for loan loss (6)	222,821	221,688	112,672	48,891	38,069
Deposits	10,535,429	9,891,914	7,961,438	3,760,868	3,548,664
Long-term debt	414,793	533,023	618,793	386,783	201,788
Equity	1,227,910	1,235,616	605,566	501,972	297,124

Capital Ratios
Total risk-based capital	14.18%	14.69%	10.35%	14.23%	10.36%
Tier 1 risk-based capital	12.06%	12.32%	7.26%	11.42%	8.06%
Tier 1 leverage	10.78%	11.17%	7.17%	10.96%	7.51%
Tier 1 common capital	7.69%	7.86%	4.54%	8.14%	5.34%
Tangible equity to tangible assets	9.04%	9.42%	5.09%	8.23%	4.73%
Tangible common equity to tangible assets(2)(7)	7.10%	7.42%	4.50%	7.39%	4.73%
Average equity to average assets	9.93%	10.23%	7.41%	7.16%	6.63%

Selected Information
Client deposits(8)	$9,937,060	$9,305,503	$5,985,628	$3,220,194	$2,959,343
Assets under management	4,271,602	3,983,623	3,261,061	3,361,171	2,902,205
Full-time equivalent employees	1,060	1,040	773	597	471
Banking offices	39	38	23	20	18

(1)	Results for 2006 include the acquisition of Piedmont Bancshares, Inc. on December 13, 2006.

(2)

This is a non-U.S. GAAP financial measure. Refer to Table 28 of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K for a reconciliation from non-U.S. GAAP to U.S. GAAP.

(3)	Computed as total equity less preferred stock and goodwill and other intangibles divided by outstanding shares of common stock at end of period.

(4)	Computed as total non-interest income less net securities (losses) gains and early extinguishment of debt.

(5)

Computed as non-interest expense divided by the sum of net interest income on a tax equivalent basis and non-interest income. The efficiency ratio is presented on a tax-equivalent basis, assuming a federal income tax rate of 35%.

(6)	Excludes covered assets.

(7)

Computed as tangible common equity divided by tangible assets, where tangible common equity equals total equity less preferred stock, goodwill and other intangible assets and tangible assets equals total assets less goodwill and other intangible assets.

(8)	Total deposits net of traditional brokered deposits and non-client CDARS®.

n/m	Not meaningful.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion and analysis is intended to address the significant factors affecting our Consolidated Statements of Income for the years 2008 through 2010 and Consolidated Statements of Financial Condition as of December 31, 2009 and 2010. When we use the terms “PrivateBancorp,” the “Company,” “we,” “us,” and “our,” we mean PrivateBancorp, Inc. and its consolidated subsidiaries. When we use the term “the Bank,” we are referring to our wholly owned banking subsidiary, The PrivateBank – Chicago brand. The following discussion is designed to provide stockholders with a comprehensive review of our operating results and financial condition and should be read in conjunction with the consolidated financial statements, accompanying notes thereto, and other financial information presented in this Form 10-K.

Unless otherwise stated, all earnings per share data included in this section and through the remainder of this discussion are presented on a diluted basis.

OVERVIEW

Net income for 2010 was $1.8 million, up from a net loss of $29.8 million for 2009. We reported a net loss available to common stockholders for the year ended December 31, 2010 of $12.1 million, or $0.17 per diluted share, an improvement from a net loss of $42.5 million, or $0.95 per diluted share, in the prior year.

For 2010, we reported net revenue growth of 24% and a 30% increase in operating profit from the prior year. Overall performance was driven by margin expansion, growth in core fee-based products, and a favorable shift in the deposit mix, which reduced the cost of funds.

Net interest income for 2010 increased 23% from 2009. Compared to 2009, net interest income reflects the impact of downward deposit repricing and growth in earning assets. Net interest margin was 3.38% for 2010, up from 3.06% in 2009. Net interest margin continued to benefit from deposit repricing. With the continued low rate environment, further opportunities to materially reduce cost of funds will likely be limited in 2011.

For the year ended December 31, 2010, non-interest income increased to $93.2 million, up from $71.5 million for 2009. Non-interest income growth reflects continued success in expanding client relationships. Treasury management income, up 67% from 2009, continues to be a strong area of non-interest income growth. Wealth management income also increased 17% over the prior year. New loan originations drove growth in unused commitment, loan, and letter of credit fees. Mortgage banking income rose 14% from 2009, consistent with the broader industry trend of increased refinancing activity based on the low interest rate environment that prevailed over the past year. Exclusive of CVA adjustments, capital markets income decreased 3% year-over-year, reflecting the reduced client demand for interest-rate derivatives. Net securities gains of $12.2 million and $7.4 million were included within non-interest income for the years ended December 31, 2010 and 2009, respectively.

Total expenses were impacted by higher workout-related credit costs and increased compensation expense. Non-interest expense for 2010 was $299.6 million, compared to $247.4 million for 2009. Credit-related expenses, which include net foreclosed property expense, loan and collection expense, and the provision for unfunded commitments, increased $20.6 million from 2009, primarily related to higher net foreclosed property expense due to an increase in other real estate owned (OREO) volume. Compensation expense was up $26.2 million from the prior year, impacted by increases in commission-based compensation and annual incentive compensation.

Efforts to reshape our loan portfolio consistent with our commercial middle-market strategy resulted in commercial loans representing 54% of our total portfolio at December 31, 2010, diversified across industries, compared to 48% at December 31, 2009. As a percentage of total loans, commercial real estate and construction loans were 6% lower at December 31, 2010 compared to December 31, 2009. Total loans were relatively flat year over year as the decrease in commercial real estate and construction loans during 2010 was offset by growth in commercial loans.

While some of our credit quality trends showed signs of stabilizing in 2010, our credit quality continued to be impacted by the weak commercial real estate sector. Nonperforming assets were $454.6 million at December 31, 2010, an increase of 4% from December 31, 2009, due to an increase in OREO as accounts moved through the credit management process. Nonaccrual loans trended modestly lower in 2010, decreasing $29.6 million from the prior year. Nonperforming assets to total assets were 3.65% at December 31, 2010, compared to 3.63% at December 31, 2009. As we continue to work through the credit cycle, nonperforming asset levels may fluctuate due to the uneven timing over which these issues may emerge and the timing of dispositions or other remediation efforts. We continue to pursue opportunities for loan and OREO sale transactions to resolve problem assets when appropriate. Despite ongoing workout efforts, our ability to meaningfully reduce nonperforming assets primarily depends on the broader economy’s recovery and stabilization of the commercial real estate market.

For 2010, the provision for loan loss, excluding covered loan provision, was $192.0 million, down from $198.9 million in the prior year. The allowance for loan losses as a percentage of total loans was 2.44% at December 31, 2010, compared to 2.45% at December 31, 2009. The allowance for loan losses as a percentage of nonperforming loans was 61% at December 31, 2010, compared to 56% at December 31, 2009. Net charge-offs were $190.9 million for 2010, compared to $89.9 million in the prior year.

We continue to maintain strong levels of liquidity in line with industry levels and driven by strong deposit flows. Total deposits were $10.5 billion at December 31, 2010, compared to $9.9 billion at December 31, 2009. Client deposits were $9.9 billion, or 94% of total deposits, at year-end 2010, compared to $9.3 billion at the prior year-end. Brokered deposits, excluding $852.5 million and $979.7 million in client CDARS® deposits at December 31, 2010 and 2009, respectively, remained unchanged at 6% of total deposits.

For financial information regarding our business segments, which include Banking, Wealth Management, and Holding Company Activities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Operating Segments Results” and Note 21 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.

RESULTS OF OPERATIONS

The profitability of our operations depends on our net interest income, provision for loan and covered loan losses, non-interest income, and non-interest expense. Net interest income is dependent on the amount of and yields earned on interest-earning assets as compared to the amount of and rates paid on interest-bearing liabilities. Net interest income is sensitive to changes in market rates of interest as well as to the execution of our asset/liability management strategy. The provision for loan and covered loan losses is primarily affected by changes in the loan portfolio’s composition and performance, the identification of nonperforming loans, management’s assessment of the collectability of the loan portfolio, loss experience, as well as economic and market factors. Non-interest income consists primarily of fee revenue from wealth management, capital markets product income, treasury management income, mortgage banking income, bank owned life insurance and fees for ancillary banking services. Net securities gains/losses, if any, are also included in non-interest income.

Net Interest Income

Net interest income is the primary source of our revenue. Net interest income is the difference between interest income on interest-earning assets, such as loans and investment securities, and the interest expense on interest-bearing deposits and other borrowings used to fund interest-earning and other assets or activities. Net interest income is affected by changes in interest rates and by the amount and composition of interest-earning assets and interest-bearing liabilities, as well as the sensitivity of the balance sheet to changes in interest rates, including characteristics such as the fixed or variable nature of the financial instruments, contractual maturities, repricing frequencies, and the use of interest rate swaps and caps.

Interest rate spread and net interest margin are utilized to measure and explain changes in net interest income. Interest rate spread is the difference between the yield on interest-earning assets and the rate paid for interest-bearing liabilities that fund those assets. The net interest margin is expressed as the percentage of net interest income to average interest-earning assets. The net interest margin exceeds the interest rate spread because non-interest bearing sources of funds, principally non-interest bearing demand deposits and equity, also support earning assets.

The accounting policies underlying the recognition of interest income on loans, securities, and other interest-earning assets are presented in Note 1 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.

Our accounting and reporting policies conform to U.S. GAAP and general practice within the financial services industry. For purposes of this discussion, net interest income and any ratios or metrics that include net interest income as a component, such as interest rate spread and net interest margin, have been adjusted to a fully tax-equivalent basis to more appropriately compare the returns on certain tax-exempt securities to those on taxable interest-earning assets. Although we believe that these non-U.S. GAAP financial measures enhance investors’ understanding of our business and performance, these non-U.S. GAAP financial measures should not be considered an alternative to U.S. GAAP. The reconciliation of tax-equivalent net interest income is presented in the following table.

Table 1

Effect of Tax-Equivalent Adjustment

(Amounts in thousands)

	0000000000	0000000000	0000000000	0000000000	0000000000
	Years Ended December 31,			% Change
	2010	2009	2008	2010-2009	2009-2008

Net interest income (U.S. GAAP)	$400,957	$324,984	$190,395	23.4	70.7
Tax-equivalent adjustment	3,577	3,612	3,857	-1.0	-6.4

Tax-equivalent net interest income	$404,534	$328,596	$194,252	23.1	69.2

Table 2 provides average balances of interest-earning assets and interest-bearing liabilities, the associated interest income and expense, and the corresponding interest rates earned and paid, as well as net interest income, interest rate spread, and net interest margin on a tax-equivalent basis for the three years ended December 31, 2010. The table also presents the trend in net interest margin on a quarterly basis for 2010 and 2009, including the tax-equivalent yields on interest-earning assets and rates paid on interest-bearing liabilities. Table 3 below details variances in income and expense for each of the major categories of interest-earning assets and interest-bearing liabilities and analyzes the extent to which such variances are attributable to volume and rate changes. Interest income and yields are presented on a tax-equivalent basis assuming a federal income tax rate of 35%, which includes the tax-equivalent adjustment as presented in Table 1 above.

2010 Compared to 2009

Net interest income on a tax-equivalent basis was $404.5 million for the year ended December 31, 2010, compared to $328.6 million for 2009, an increase of 23%. Net interest margin on a tax-equivalent basis for 2010 was 3.38%, an increase of 32 basis points from 3.06% in 2009. A higher volume of interest-earning assets positively impacted interest income by $43.0 million, while a decline in the average rate earned on covered assets and securities had a negative impact of $13.8 million. Despite an increase of $177.0 million on average nonaccrual loans from 2009 to 2010, the yield on loans, excluding covered assets, improved 6 basis points from 2009. The increase in loan yields reflects a change in loan mix more heavily weighted to higher-yielding commercial loans than lower-yielding commercial real estate loans. Lower short-term interest rates and deposit repricing initiatives decreased interest expense by $36.3 million, offset in part by higher interest rates paid on borrowings. While total average interest-bearing liabilities increased during 2010, a favorable shift in the mix lowered the amount of higher cost funding and led to a $17.8 million reduction in interest expense due to volume. Increases in net interest margin and interest income for 2010 include the benefit of a full year of higher interest earning assets from the mid-2009 FDIC-assisted acquisition, primarily in the form of covered assets. Covered asset accretion positively impacted net interest margin by 15 and 13 basis points for the years ended December 31, 2010 and 2009, respectively.

Net interest margin has been impacted by high liquidity on the balance sheet primarily held in low-yielding cash deposits at the Federal Reserve. We anticipate net interest margin is likely to continue to be impacted by the higher liquidity levels. In addition, we do not anticipate meaningful continued benefit of the downward repricing of deposits to net interest margin. We may see pressure on our net interest margin over the coming year if the rate environment remains low.

2009 Compared to 2008

Net interest income on a tax-equivalent basis was $328.6 million for the year ended December 31, 2009, compared to $194.3 million for 2008, an increase of 69%. Net interest margin on a tax-equivalent basis for 2009 was 3.06%, an increase of 33 basis points from 2.73% for 2008. The increase in net interest margin was due to a 165 basis point decrease in the cost of funds, which was partially offset by a 126 basis point reduction in the yield on earning assets year-over-year. During 2009, we re-priced our interest-bearing liabilities such that the level of reductions outpaced those on our interest-earning assets. Net interest margin and interest income for 2009 included the benefit of higher interest earning assets from the mid-2009 FDIC-assisted acquisition, primarily in the form of covered assets. However, interest-earning assets were negatively impacted by the increase in nonperforming assets during the year, which grew to $436.9 million at December 31, 2009 from $155.7 million at December 31, 2008.

Table 2

Net Interest Income and Margin Analysis

(Dollars in thousands)

	2010			2009			2008
	Average Balance	Interest (1)	Yield/ Rate (%)	Average Balance	Interest (1)	Yield/ Rate (%)	Average Balance	Interest (1)	Yield/ Rate (%)
Assets:
Federal funds sold and other short-term investments	$733,841	$1,950	0.27	$205,104	$1,112	0.54	$46,921	$1,145	2.44
Securities:
Taxable	1,654,885	64,316	3.89	1,293,857	58,663	4.53	596,047	28,657	4.81
Tax-exempt (2)	165,535	10,352	6.25	163,375	10,719	6.56	184,750	12,334	6.68

Total securities	1,820,420	74,668	4.10	1,457,232	69,382	4.76	780,797	40,991	5.25

Loans, excluding covered assets:
Commercial	4,442,350	206,013	4.64	4,032,551	182,390	4.52	2,381,072	140,726	5.91
Commercial real estate	3,080,086	133,903	4.35	2,914,125	133,544	4.58	2,425,773	145,451	6.00
Construction	620,937	22,047	3.55	889,226	30,012	3.38	725,631	39,209	5.40
Residential	349,494	16,546	4.73	463,493	18,170	3.92	311,806	18,513	5.94
Personal and home equity	508,274	19,163	3.77	516,850	19,995	3.87	439,380	23,205	5.28

Total loans, excluding covered assets (3)	9,001,141	397,672	4.42	8,816,245	384,111	4.36	6,283,662	367,104	5.84

Total interest-earning assets before covered assets (2)	11,555,402	474,290	4.10	10,478,581	454,605	4.34	7,111,380	409,240	5.75

Covered assets (4)	422,962	37,212	8.80	261,538	27,719	10.60	-	-	-

Total interest-earning assets (2)	11,978,364	511,502	4.27	10,740,119	482,324	4.49	7,111,380	409,240	5.75

Cash and due from banks	152,346			161,513			86,460
Allowance for loan and covered loan losses	(244,484)			(145,187)			(77,100)
Other assets	669,219			463,579			308,472

Total assets	$12,555,445			$11,220,024			$7,429,212

Liabilities and Equity:
Interest-bearing demand deposits	$699,598	$3,148	0.45	$492,466	$2,646	0.54	$160,826	$1,515	0.94
Savings deposits	170,268	948	0.56	76,785	598	0.78	15,688	242	1.54
Money market accounts	4,690,019	33,483	0.71	3,391,521	29,037	0.86	2,098,695	48,638	2.32
Time deposits	1,499,713	22,387	1.49	1,657,781	35,397	2.14	1,460,222	54,705	3.75
Brokered deposits	1,341,254	14,071	1.05	1,820,613	43,938	2.41	1,807,199	71,611	3.96

Total interest-bearing deposits	8,400,852	74,037	0.88	7,439,166	111,616	1.50	5,542,630	176,711	3.19
Short-term borrowings	180,439	5,088	2.82	673,071	8,094	1.20	344,893	12,787	3.71
Long-term debt	476,400	27,843	5.84	611,866	34,018	5.56	419,285	25,490	6.08

Total interest-bearing liabilities	9,057,691	106,968	1.18	8,724,103	153,728	1.76	6,306,808	214,988	3.41

Non-interest bearing demand deposits	2,083,874			1,236,053			481,340
Other liabilities	166,742			111,826			90,431
Equity	1,247,138			1,148,042			550,633

Total liabilities and equity	$12,555,445			$11,220,024			$7,429,212

Net interest spread (2			3.09			2.73			2.34
Effect of non-interest bearing funds			0.29			0.33			0.39

Net interest income/margin (2)		$404,534	3.38		$328,596	3.06		$194,252	2.73

Quarterly Net Interest Margin Trend

	0000000	0000000	0000000	0000000	0000000	0000000	0000000	0000000
	2010				2009
	Fourth	Third	Second	First	Fourth	Third	Second	First
Yield on interest-earning assets	4.11%	4.16%	4.35%	4.39%	4.63%	4.39%	4.49%	4.58%
Yield on interest-earning assets, before covered assets	4.06%	4.13%	4.04%	4.13%	4.27%	4.20%	na	na
Rates paid on interest-bearing liabilities	1.01%	1.14%	1.22%	1.34%	1.47%	1.61%	1.81%	2.19%
Net interest margin (2)	3.36%	3.31%	3.41%	3.36%	3.48%	3.09%	2.99%	2.68%
Covered asset accretion contribution to net interest margin	0.05%	0.03%	0.28%	0.25%	0.35%	0.15%	na	na
Net interest margin, excluding impact of covered asset accretion (2)	3.31%	3.28%	3.13%	3.11%	3.13%	2.94%	na	na

(1)	Interest income included $25.0 million, $20.0 million, and $8.4 million in loan fees for the years ended December 31, 2010, 2009, and 2008, respectively.
(2)	Interest income and yields are presented on a tax-equivalent basis, assuming a federal income tax rate of 35%. See Table 1 for a reconciliation of the effect of the tax-equivalent adjustment.
(3)

Average loans on a nonaccrual basis for the recognition of interest income totaled $423.5 million for 2010, $246.5 million as for 2009, and $68.8 million for 2008 and are included in loans for purposes of this analysis. Interest foregone on impaired loans was estimated to be approximately $17.7 million for the year ended December 31, 2010, $10.7 million for 2009 and $3.9 million for 2008, and was based on the average loan portfolio yield for the respective period.

(4)

Covered interest-earning assets consist of loans acquired through an FDIC-assisted transaction that are subject to a loss share agreement and the related indemnification asset. Refer to the section entitled “Covered Assets” for a detail discussion.

Table 3

Changes in Net Interest Income Applicable to Volumes and Interest Rates (1)

(Dollars in thousands)

	00000000	00000000	00000000	00000000	00000000	00000000
	2010 compared to 2009			2009 compared to 2008
	Volume	Rate	Total	Volume	Rate	Total
Federal funds sold and other short-term investments	$1,646	$(808)	$838	$1,421	$(1,454)	$(33)
Securities:
Taxable	14,823	(9,170)	5,653	31,727	(1,721)	30,006
Tax-exempt (2)	140	(507)	(367)	(1,405)	(210)	(1,615)

Total securities	14,963	(9,677)	5,286	30,322	(1,931)	28,391

Loans, excluding covered assets:
Commercial	18,910	4,713	23,623	80,488	(38,824)	41,664
Commercial real estate	7,400	(7,041)	359	26,102	(38,009)	(11,907)
Construction	(9,457)	1,492	(7,965)	7,595	(16,792)	(9,197)
Residential	(4,972)	3,348	(1,624)	7,204	(7,547)	(343)
Personal and home equity	(328)	(504)	(832)	3,656	(6,866)	(3,210)

Total loans, excluding covered assets	11,553	2,008	13,561	125,045	(108,038)	17,007

Total interest-earning assets before covered assets(2)	28,162	(8,477)	19,685	156,788	(111,423)	45,365

Covered assets(3)	14,829	(5,336)	9,493	27,719	-	27,719

Total interest-earning assets (2)	42,991	(13,813)	29,178	184,507	(111,423)	73,084

Interest-bearing demand deposits	982	(480)	502	2,013	(882)	1,131
Savings deposits	559	(209)	350	529	(173)	356
Money market accounts	9,829	(5,383)	4,446	20,626	(40,227)	(19,601)
Time deposits	(3,131)	(9,879)	(13,010)	6,639	(25,947)	(19,308)
Brokered deposits	(9,490)	(20,377)	(29,867)	528	(28,201)	(27,673)

Total interest-bearing deposits	(1,251)	(36,328)	(37,579)	30,335	(95,430)	(65,095)
Short-term borrowings	(8,732)	5,726	(3,006)	7,359	(12,052)	(4,693)
Long-term debt	(7,845)	1,670	(6,175)	10,864	(2,336)	8,528

Total interest-bearing liabilities	(17,828)	(28,932)	(46,760)	48,558	(109,818)	(61,260)

Net interest income (2)	$60,819	$15,119	$75,938	$135,949	$(1,605)	$134,344

(1)	For purposes of this table, changes which are not due solely to volume changes or rate changes are allocated to such categories in proportion to the absolute amounts of the change in each.
(2)	Interest income is presented on a tax-equivalent basis, assuming a federal income tax rate of 35%. See Table 1 for a reconciliation of the effect of the tax-equivalent adjustment.
(3)

Covered interest-earning assets consist of loans acquired through an FDIC-assisted transaction that are subject to a loss share agreement and the related indemnification asset. Refer to the section entitled “Covered Assets” for a detail discussion.

Provision for loan losses

The provision for loan losses, excluding the provision for covered loan losses, totaled $192.0 million in 2010, compared to $198.9 million in 2009 and $189.6 million in 2008. The provision for loan losses is a function of our allowance for loan loss methodology used to determine the appropriate level of the allowance for inherent loan losses after net charge-offs have been deducted. Net charge-offs were $190.9 million in 2010, compared to $89.9 million in 2009 and $125.8 million in 2008. For further analysis and information on how we determine the appropriate level for the allowance for loan losses and analysis of credit quality, see “Critical Accounting Policies” and “Credit Quality Management and Allowance for Loan Losses.”

Provision for covered loan losses

For the year ended December 31, 2010, we recognized $2.5 million in provision for covered loan losses related to the loans purchased under the FDIC-assisted transaction loss share agreement, reflecting a decline in expected cash flows subsequent to the date of acquisition on such loans. The provision for covered loan losses represents the change in the value of the 20% non-reimbursable portion of expected losses. For information regarding the FDIC-assisted transaction, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Covered Assets.”

Non-interest Income

Non-interest income is derived from a number of sources related to our banking, capital markets, treasury management and wealth management businesses. The following table presents these multiple sources of revenue.

Table 4

Non-interest Income Analysis

(Dollars in thousands)

	0000000000	0000000000	0000000000	0000000000	0000000000
	Years ended December 31,			% Change
	2010	2009	2008	2010-2009	2009-2008
Wealth management	$18,140	$15,459	$16,968	17.3	-8.9
Mortgage banking	10,187	8,930	4,158	14.1	114.8
Capital markets products	14,286	17,150	11,049	-16.7	55.2
Treasury management	16,920	10,148	2,369	66.7	328.4
Bank owned life insurance (1)	1,742	1,728	1,809	0.8	-4.5
Other income, service charges, and fees	19,789	11,659	4,453	69.7	161.8

Subtotal fee revenue	81,064	65,074	40,806	24.6	59.5
Net securities gains	12,182	7,381	510	65.0	n/m
Early extinguishment of debt	-	(985)	-	n/m	n/m

Total non-interest income	$93,246	$71,470	$41,316	30.5	73.0

         n/m        Not meaningful

(1)

Bank owned life insurance (“BOLI”) income represents the change in cash surrender value (“CSV”) of the policies, net of any premiums paid. These policies cover the lives of certain Company officers, when originated, for which the Company is the beneficiary. The change in CSV is attributable to earnings or losses credited to the policies, based on investments made by the insurer. The cash surrender value of BOLI was $49.4 million at December 31, 2010, $47.7 million at December 31, 2009, and $45.9 million at December 31, 2008. For a further discussion of our investment in BOLI, see Note 1 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.

2010 Compared to 2009

Total non-interest income for the year ended December 31, 2010 was $93.2 million, an increase of $21.8 million, or 30%, from $71.5 million in 2009, reflecting continued success in penetrating and cross-selling targeted middle-market commercial relationships. Our total fee revenue for 2010 was $81.1 million, an increase of $16.0 million, or 25%, from $65.1 million in 2009.

We continue to actively market our treasury management capabilities incorporating a full range of receivables and payables services in addition to online banking and reporting. These products and services include remote capture, liquidity management, and lockbox services, which augment non-interest and interest-bearing deposits. Treasury management income increased $6.8 million, or 67%, from 2009. This increase is attributable to improved capabilities in offering a broader suite of products and services to new and existing clients and increasing penetration in our clients’ transaction-based activities.

Wealth management income increased $2.7 million, or 17%, from 2009 and was attributable to increases in the assets under management and administration (“AUMA”), in part due to improved equity and fixed income market performance. Wealth management fee revenue is predominately based on the market value of AUMA. AUMA are assets held in trust where we serve as trustee or in accounts where we make investment decisions on behalf of clients. AUMA also includes non-managed assets we hold in custody for clients or for which we receive fees for advisory or brokerage services. We do not include these assets on our Consolidated Statements of Condition. Total AUMA increased by $288.0 million, or 7%, from December 31, 2009 to $4.3 billion at December 31, 2010.

Mortgage banking income increased $1.3 million, or 14%, from 2009, reflecting the broader industry trend of increased refinancing based on the low interest rate environment that prevailed over the past year.

Capital markets income decreased $2.9 million, or 17%, from 2009. Of the $2.9 million decrease, $2.4 million represents changes in the credit valuation adjustment (“CVA”), with an $838,000 positive CVA in 2009 and a negative $1.6 million CVA in 2010. The

CVA represents the credit component of fair value with regard to both client-based trades and the related matched trades with interbank dealer counterparties. Exclusive of CVA adjustments, capital markets income decreased 3% year-over-year, reflecting the reduced client demand for interest-rate derivatives, offset by a $1.9 million increase in foreign exchange revenues, resulting from our implementation of enhanced client interface tools to improve our foreign exchange product offering.

Other income, service charges, and fees increased $8.1 million, or 70%, from 2009. The increase was primarily due to a $3.6 million decrease in losses on loans held for sale from the prior year, which totaled $564,000 in 2010 and $4.2 million in 2009. Also, new commercial loan originations and increased cross-sell penetration drove $2.9 million of growth in unused commitment, loan, and letter of credit fees from the prior year.

Net securities gains increased $4.8 million, or 65%, from 2009. During the year ended December 31, 2010, we took advantage of market conditions to sell $432.9 million of securities, resulting in a net gain of $12.2 million. In contrast, during the year ended December 31, 2009, we sold $265.8 million of securities, resulting in a net gain of $7.4 million.

2009 Compared to 2008

Total non-interest income for the year ended December 31, 2009 was $71.5 million, an increase of 73% from $41.3 million for the year ended December 31, 2008. Non-interest income increased during 2009 due to the contribution of our expanded products and services offered through the treasury management group, new product offerings that contributed to increased banking and other services income, increased revenue from capital markets products, and a significant increase in mortgage banking income.

Treasury management income increased $7.8 million from 2008 to 2009, which was attributable to growth in delivery of services to new and existing clients and increased penetration in our clients’ transaction-based activities.

Capital markets income was $17.2 million for the year ended December 31, 2009, a 55% increase from $11.0 million for the year ended December 31, 2008. The 2009 income included an $838,000 favorable movement in CVA. Also, low short-term interest rates accelerated the yield protection trend of embedding floors in loans, resulting in fewer derivatives cross sell opportunities.

Mortgage banking income was $8.9 million for the year ended December 31, 2009, an increase from $4.2 million in 2008, due to the low interest rate environment, which stimulated market demand for refinancing and a higher volume of loans sold.

Wealth management’s fee revenue was $15.5 million for the year ended December 31, 2009, a decrease from $17.0 million for the year ended December 31, 2008. Wealth management’s AUMA were $4.0 billion at December 31, 2009, an increase from $3.3 billion at December 31, 2008. The decrease in revenue year-over-year is due to lower asset values during the first half of 2009, a higher allocation of assets to non-fee producing cash equivalents, and an increase in lower-fee producing client relationships during 2009 compared to 2008.

Other income, service charges, and fees increased $7.2 million from 2008 to 2009. The increase was primarily due to fees related to increased product offerings such as syndication fees and increases in unused commitment and letters of credit fees.

Non-interest income in 2009 included net investment securities gains of $7.4 million compared to $510,000 in the prior year. The increase in securities gains was primarily due to sales of U.S. Treasury securities made during 2009.

Non-interest Expense

An analysis of non-interest expense is presented in the following table.

Table 5

Non-interest Expense Analysis

(Amounts in thousands)

	0000000000	0000000000	0000000000	0000000000	0000000000
	Years ended December 31,			% Change
	2010	2009	2008	2010-2009	2009-2008
Compensation expense:
Salaries and wages	$91,511	$73,533	$57,643	24.4	27.6
Share-based payment costs	17,102	20,696	18,767	-17.4	10.3
Incentive compensation, retirement costs and other employee benefits	41,250	29,424	40,268	40.2	-26.9

Total compensation expense	149,863	123,653	116,678	21.2	6.0
Net occupancy expense	29,935	26,170	17,098	14.4	53.1
Technology and related costs	10,224	10,599	6,310	-3.5	68.0
Marketing	8,501	9,843	10,425	-13.6	-5.6
Professional services	12,931	16,327	13,954	-20.8	17.0
Investment manager expenses	2,467	2,322	3,299	6.2	-29.6
Net foreclosed property expense	15,192	5,675	6,217	167.7	-8.7
Supplies and printing	1,209	1,465	1,627	-17.5	-10.0
Postage, telephone, and delivery	3,659	3,060	2,226	19.6	37.5
Insurance	26,534	22,607	7,408	17.4	205.2
Amortization of intangibles	1,645	1,737	1,164	-5.3	49.2
Loan and collection	14,623	9,617	3,023	52.1	218.1
Other expenses	22,815	14,340	6,696	59.1	114.2

Total non-interest expense	$299,598	$247,415	$196,125	21.1	26.2

Full-time equivalent (“FTE”) employees	1,060	1,040	773	1.9	34.5

Operating efficiency ratios:
Non-interest expense to average assets	2.39%	2.21%	2.63%
Net overhead ratio (1)	1.64%	1.57%	2.08%
Efficiency ratio(2)	60.19%	61.84%	83.26%

(1)	Computed as non-interest expense less non-interest income divided by average total assets.
(2)

Computed as non-interest expense divided by the sum of net interest income on a tax equivalent basis and non-interest income. The efficiency ratio is presented on a tax-equivalent basis, assuming a federal income tax rate of 35%. See Table 28, “Non-U.S. GAAP Measures,” for a reconciliation of the effect of the tax-equivalent adjustment.

2010 Compared to 2009

Non-interest expense increased $52.2 million, or 21%, from the prior year. The increase was primarily due to higher compensation expense, an increase in net foreclosed property and loan and collection expenses related to credit deterioration, and a higher provision for unfunded commitments.

Compensation expense increased $26.2 million, or 21%, from 2009 and is largely attributable to higher annual incentive compensation, a higher level of average full-time equivalents (“FTE”) as a result of the FDIC-assisted transaction in mid-2009, and increases in commission-based compensation. Incentive compensation expense was higher in 2010, as the prior year did not include any significant level of bonus expense due to the loss from continuing operations reported in 2009.

Net foreclosed property expense, which includes write-downs on foreclosed properties, gains and losses on sales of foreclosed properties, and other expenses associated with the foreclosure process and maintenance of OREO, increased $9.5 million from 2009. The increase in net foreclosed property expense is primarily due to maintenance and administration associated with a higher volume of OREO properties, coupled with higher valuation write-downs in 2010 as compared to the prior year.

Loan and collection expense increased $5.0 million, or 52%, from 2009 due to a higher volume of appraisals and legal costs incurred in connection with credit remediation efforts on our nonperforming loans. We anticipate loan and collection costs to remain at an elevated level until nonperforming loans decline meaningfully.

Other expenses increased $8.5 million, or 59%, from the prior year period. Other expenses include various categories such as bank charges, costs associated with the CDARS® product offering, education-related costs, subscriptions, and miscellaneous losses and expenses. The increase was primarily due to a $6.1 million increase in the provision for unfunded commitments and $3.5 million in higher costs associated with the use of third-party service providers as volumes increased due to the expanded client base.

Insurance expense increased $3.9 million, or 17%, from 2009. Excluding the $5.1 million FDIC special assessment in 2009, deposit insurance premiums increased 51% in 2010 due to the combined effect of a higher deposit base upon which fees are assessed, higher fee rates, and the additional 10 basis point assessment paid on covered transaction accounts exceeding $250,000 under the Transaction Account Guarantee Program component of the Temporary Liquidity Guarantee Program (“TAGP”), which we elected to participate in through December 31, 2010. In February 2011, the FDIC adopted final rules relating to deposit insurance premiums. Although our current expectation is that the new rules will not have a significant impact on our assessments, there can be no assurance that the adoption of the new rules will not result in increased assessments. The rules take effect April 1, 2011, and will impact assessments beginning in the second quarter of 2011.

Net occupancy expense increased $3.8 million, or 14%, from 2009. The increase in net occupancy expense from the prior year reflects $920,000 in additional facility rental expense, $1.4 million in increased depreciation expense, and $802,000 in increased maintenance contract expense related to additional offices acquired in the FDIC-assisted transaction, as well as our increased office space.

Professional services, which includes fees paid for legal, accounting, and consulting services, decreased $3.4 million, or 21%, from 2009. The decrease from the prior year period relates in part to non-recurring expenses incurred one year ago in connection with the FDIC-assisted transaction and subsequent integration activities.

2009 Compared to 2008

Non-interest expense increased $51.3 million, or 26%, from 2008 to 2009. The increase represented continued investment in our strategic development during 2009 and a combined increase in salaries, net occupancy expense, technology costs, loan and collection expenses, and insurance costs. The increase over the prior year was also due to the transaction integration costs attributable to the FDIC-assisted transaction in mid-2009.

Compensation expense increased $123.7 million, or 6%, during 2009, due to the 35% increase in FTEs from 2008 to 2009. The increase in FTEs was primarily associated with the addition of more than 200 employees from the FDIC-assisted transaction in mid 2009. The 2009 increase was partially offset by a $13.4 million net reduction in compensation paid under our annual cash incentive plan compared to full year 2008. Due to the net loss in 2009, the plan did not provide for incentive compensation payment to employees other than to associate managing directors, certain officers and staff.

The 53% increase in occupancy expense during 2009 to $26.2 million, compared to $17.1 million in 2008, reflected the investments we made in growing our office space to accommodate our larger downtown Chicago team along with ten additional offices acquired as a result of the FDIC-assisted transaction.

Technology and related costs increased 68% to $10.6 million in 2009, compared to $6.3 million in 2008. Technology and related costs increased during 2009 due to increased operational costs and investment in technology to support our expanded products and services as a result of our growth and the FDIC-assisted transaction integration costs.

Professional fees increased 17% to $16.3 million for the year ended December 31, 2009 from $14.0 million for 2008. The increase was primarily due to costs associated with the execution of the FDIC-assisted transaction and subsequent integration activities.

Insurance expense increased by $15.2 million to $22.6 million in 2009, compared to $7.4 million in 2008. The increase in insurance expense was primarily due to increased FDIC insurance premiums caused by increased rates, special assessments totaling $5.1 million in the second quarter 2009, and a 24% increase in deposit balances during 2009.

Loan and collection expense increased 218% to $9.6 million at December 31, 2009 from $3.0 million at December 31, 2008. The $6.6 million increase was due to costs associated with nonperforming loan review, monitoring, and workout activity.

Other expenses increased 114% to $14.3 million for the year ended December 31, 2009 from $6.7 million for the prior year. The $7.6 million increase was largely attributable to higher CDARS® fee expense correlated to the growth in this deposit category from the prior year, increased fees paid to third-party service providers used on a recurring basis, and restructuring charges incurred during 2009.

Income Taxes

Our provision for income taxes includes both federal and state income tax expense. An analysis of the provision for income taxes and the effective income tax rates for the periods 2008 through 2010 are presented in the following table.

Table 6

Income Tax Provision Analysis

(Dollars in thousands)

	0000000000	0000000000	0000000000
	Years ended December 31,
	2010	2009	2008
Income (loss) before income tax provision	$64	$(50,380)	$(153,993)
Income tax expense (benefit)	$(1,737)	$(20,564)	$(61,357)
Effective income tax (benefit) rate	n/m	-40.8%	-39.8%

The effective income tax rate varies from the statutory federal income tax rate of 35% (federal income tax benefit rate of -35% for pre-tax loss periods) principally due to state income taxes, the effects of earnings from tax-exempt securities and bank-owned life insurance, non-deductible compensation and business expenses, tax credits and in 2010, tax audit settlements. The effective tax rate in 2010 is not meaningful because the small amount of pre-tax income causes the permanent differences described above to disproportionately impact the effective tax rate compared to what would normally be expected.

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

As a result of the pre-tax losses incurred during 2008 and 2009, we are in a cumulative pre-tax loss position for financial statement purposes for the three-year period ended December 31, 2010. This represents significant negative evidence in the assessment of whether the deferred tax assets will be realized. However, we have concluded that based on the weight provided by other positive evidence, it is more likely than not that the deferred tax assets will be realized.

Deferred tax assets at December 31, 2010 represent the aggregate of federal and state tax assets, although federal taxes represent the primary component of the balance. Taxable income in prior years and reversing deferred taxable income amounts provide sources from which deferred tax assets may be absorbed. Most significantly, however, we have relied on our ability to generate future federal taxable income, exclusive of reversing temporary differences, as the primary source from which deferred tax assets at December 31, 2010 will be absorbed.

In making the determination that it was more likely than not the deferred tax assets will be realized, we considered negative evidence associated with the cumulative book loss position, our past performance in forecasting credit costs, as well as continued challenging conditions in the commercial real estate sector.

We have considered the positive evidence associated with (a) taxable income generated in 2009 and 2010; (b) reversing taxable temporary differences in future periods; (c) the decline in the cumulative book loss during 2010 and our expectations regarding 2011; (d) our success in achieving increasing levels of pre-tax, pre-loan loss provision earnings during 2009 and 2010, a core source for future taxable income; (e) our reporting of pre-tax profits in each of the past three quarters and five of the past eight quarters; (f) the concentration of credit losses in certain segments and vintages of our loan portfolio during the past three years and the relative stability of credit trends in recent quarters; (g) our excess capital position relative to “well capitalized” regulatory standards and other industry benchmarks; and (h) no history of Federal net operating loss carryforwards and the availability of the 20-year Federal net operating loss carryforward period.

In addition, we also considered both positive and negative evidence associated with the estimated timing of reversals of deferred deductible and deferred taxable items and the level of such net reversal amounts relative to taxable income run rate assumptions in future periods.

Certain of the factors noted above support our expectation of generating future pre-tax book earnings in future periods. We believe this in turn should give rise to taxable income levels (exclusive of reversing temporary differences) that more likely than not would be sufficient to absorb the deferred tax assets.

At December 31, 2010, the Company had approximately $13 million of deferred tax assets that relate to equity compensation awards that may not be fully realized, primarily due to a decline in the Company’s stock price since the awards were granted. In such circumstances a valuation allowance is not recorded but when such awards vest, are exercised or expire, the Company incurs tax charges because of the stock price “shortfall.” During 2010 and 2009 such “shortfall” amounts totaled $3.6 million and $1.1 million, respectively, and in accordance with applicable authoritative accounting guidance for share-based compensation, were charged to stockholders’ equity because there was a sufficient level of “excess” tax benefits accumulated from prior years. The Company expects that the balance of prior year “excess” tax benefits may be reduced to $0 in the future due to additional “shortfall” charges, in which case any future charges may need to be recorded to income tax expense, resulting in an increase in the Company’s effective tax rate. The amount of such “shortfall” charges in future periods, the amount that may be charged to income tax expense and the timing of such charges cannot be reasonably estimated because it is largely dependent on changes in the Company’s stock price and other factors.

Operating Segments Results

We have three primary business segments: Banking, Wealth Management, and Holding Company Activities. The PrivateBank Mortgage Company results are included in the Banking segment.

Banking

The profitability of our Banking segment is primarily dependent on net interest income, provision for loan losses, non-interest income, and non-interest expense. Net income for the Banking segment for the year ended December 31, 2010 was $31.7 million, a $27.5 million increase from net income of $4.2 million for the year ended December 31, 2009. The increase in net income for the Banking segment resulted primarily from a 21% increase in net interest income and a 34% increase in non-interest income, offset by a 27% increase in non-interest expense. Net income for the Banking segment for the year ended December 31, 2009 was $4.2 million, compared to a net loss of $57.3 million for the year ended December 31, 2008. Net interest income for the Banking segment for the year ended December 31, 2010 increased to $420.6 million from $347.1 million in 2009 and $214.3 million in 2008. Total loans for the Banking segment increased slightly to $9.1 billion at December 31, 2010, compared to $9.0 billion at December 31, 2009. Commercial loans, including commercial and industrial and certain owner-occupied commercial real estate loans, continued to be the fastest-growing segment of the loan portfolio and increased to $4.9 billion, or 54% of our total loans, from $4.3 billion, or 48% of total loans at December 31, 2009. Commercial real estate loans were 31% of our total loans at December 31, 2010, compared to 34% of total loans at December 31, 2009. Total deposits increased by 6% to $10.7 billion at December 31, 2010 from $10.1 billion at December 31, 2009. Growth in non-interest bearing demand deposits and money market deposits accounted for the majority of the deposit growth.

Wealth Management

The Wealth Management segment includes investment management, investment advisory, personal trust and estate administration, custodial and escrow, retirement account administration, and brokerage services. Lodestar Investment Counsel, LLC, an investment management firm and partially-owned subsidiary, is included in our Wealth Management segment. We own a controlling interest in Lodestar and management of Lodestar owns the remaining interest.

Net income attributable to controlling interests for Wealth Management increased 19% to $2.0 million for the year ended December 31, 2010, from $1.7 million for 2009, and up from $1.4 million for the same period in 2008. The increase in net income from 2009 to 2010 is attributable to a 17% increase in fee revenue, offset by a 12% increase in non-interest expense. Wealth Management AUMA grew to $4.3 billion at December 31, 2010 as compared to $4.0 billion at December 31, 2009. Wealth Management’s fee revenue increased to $18.1 million for the year ended December 31, 2010 compared to $15.5 million for the year ended December 31, 2009 and $17.0 million for the year ended December 31, 2008. The increase in fee revenue was attributable to larger AUMA over the course of 2010 than the prior years.

We engage third-party investment managers, as well as Lodestar Investment Counsel, LLC, for a number of our wealth management relationships. Fees paid to third-party investment managers increased to $2.5 million for the year ended December 31, 2010, compared to $2.3 million for the year ended December 31, 2009 and $3.3 million for the same period in 2008. The decrease from 2008 to 2009 was generally attributable to a decline in total assets managed by third-party investment managers, with an increase in assets managed in mutual funds and exchange traded funds, as well as an increase in the portion of funds that are managed by fixed income managers rather than equity managers.

Holding Company Activities

The Holding Company Activities segment consists of parent company only matters and intersegment eliminations. The Holding Company’s most significant assets are its net investments in its bank subsidiary and its mortgage subsidiary. Undistributed earnings relating to these investments are not included in the Holding Company financial results. Holding Company financial results are represented primarily by interest expense on borrowings and operating expenses. Recurring operating expenses consist primarily of share-based compensation and professional fees. The Holding Company Activities segment reported a net loss of $32.2 million for the year ended December 31, 2010, compared to a net loss of $35.9 million for the same period in 2009 and a net loss of $37.1 million for 2008.

Additional information about our operating segments are also discussed in Note 21 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.

FINANCIAL CONDITION

INVESTMENT SECURITIES PORTFOLIO MANAGEMENT

We manage our investment portfolio with a goal of maximizing the return on invested funds within acceptable risk guidelines, to meet pledging and liquidity requirements, and to adjust balance sheet interest rate sensitivity to attempt to protect net interest income against the impact of changes in interest rates. We may adjust the size and composition of our securities portfolio according to a number of factors, including expected liquidity needs, the current and forecasted interest rate environment, our actual and anticipated balance sheet growth rate, the relative value of various segments of the securities markets, and the broader economic environment.

Investments are comprised of debt securities and to a small degree, non-marketable equity investments. Our debt securities portfolio is primarily comprised of residential mortgage-backed pools, collateralized mortgage obligations, U.S. Treasury and Agency securities, and state and municipal securities.

All debt securities are classified as available-for-sale and may be sold as part of our asset/liability management strategy in response to changes in interest rates, liquidity needs or significant prepayment risk. Available-for-sale securities are carried at fair value. Unrealized gains and losses on the securities available-for-sale represent the difference between the aggregated cost and fair value of the portfolio and are reported, on an after-tax basis, as a separate component of equity in accumulated other comprehensive income. This balance sheet component will fluctuate as current market interest rates and conditions change, thereby affecting the aggregate fair value of the portfolio.

Non-marketable equity investments include FHLB stock and other various equity securities. At December 31, 2010, our investment in FHLB stock was $20.7 million, compared to $22.8 million at December 31, 2009. Our FHLB stock holdings are necessary to maintain the FHLB advances. Also included in non-marketable equity investments are certain investments in funds that make investments in accordance with the provisions of the Community Reinvestment Act (“CRA”). Such investments had a carrying amount of $2.8 million at December 31, 2010. During 2010, we recognized net losses of $912,000 on our CRA-related investments.

We do not own any Freddie Mac or Fannie Mae preferred stock or subordinated debt obligations, bank trust preferred securities, nor do we own any sub-prime mortgage-backed securities.

The following provides a valuation summary of our investment portfolio at the dates indicated.

Table 7

Investment Securities Portfolio Valuation Summary

(Dollars in thousands)

	As of December 31, 2010			As of December 31, 2009			As of December 31, 2008
	Fair Value	Amortized Cost	% of Total	Fair Value	Amortized Cost	% of Total	Fair Value	Amortized Cost	% of Total
Available-for-Sale
U.S. Treasury securities	$-	$-	-	$16,970	$16,758	1.1	$127,670	$117,875	8.8
U.S. Agency securities	10,426	10,155	0.6	10,315	10,292	0.7	-	-	-
Collateralized mortgage obligations	451,721	450,251	23.7	176,364	168,974	11.0	267,115	263,393	18.4
Residential mortgage-backed securities	1,247,031	1,222,642	65.5	1,191,718	1,162,924	74.5	825,942	803,115	56.9
Corporate collateralized mortgage obligations	-	-	-	-	-	-	6,240	6,499	0.4
State and municipal securities	172,108	166,209	9.0	174,174	165,828	10.9	198,597	190,461	13.7
Foreign sovereign debt	500	500	*	-	-	-	-	-	-

Total available-for-sale	1,881,786	1,849,757	98.8	1,569,541	1,524,776	98.2	1,425,564	1,381,343	98.2

Non-marketable Equity Investments
FHLB stock	20,694	20,694	1.1	22,791	22,791	1.4	23,663	23,663	1.6
Other	2,843	2,843	0.1	6,622	6,622	0.4	3,550	3,550	0.2

Total non-marketable equity investments	23,537	23,537	1.2	29,413	29,413	1.8	27,213	27,213	1.8

Total securities	$1,905,323	$1,873,294	100.0	$1,598,954	$1,554,189	100.0	$1,452,777	$1,408,556	100.0

*	Less than 0.1%

As of December 31, 2010, our securities portfolio totaled $1.9 billion, increasing 19% from $1.6 billion at December 31, 2009. The $312.2 million increase is attributable to client deposit growth which was reinvested in available-for-sale securities purchases of collateralized mortgage obligations and residential mortgage-backed securities and was a part of our asset/liability management strategy.

Due to changing market conditions during 2010, we repositioned a portion of our investment portfolio, selling a total of $432.7 million of available-for-sale securities, comprised of $241.4 million of residential mortgage-backed securities, $145.3 million of collateralized mortgage obligations, $36.0 million of state and municipal securities, and $10.0 million of U.S. Treasury securities. These sale transactions resulted in a net securities gain of $13.1 million, compared to $265.8 million of securities sales in 2009 for a net gain of $7.4 million.

Investments in collateralized mortgage obligations and residential mortgage-backed securities comprise 90% of the available-for-sale securities portfolio at December 31, 2010. All of the mortgage securities are backed by U.S. Government-owned agencies or issued by U.S. Government-sponsored enterprises. All mortgage securities are composed of fixed-rate, fully-amortizing collateral with final maturities of 30 years or less.

Investments in debt instruments of state and local municipalities comprised 9% of the total available-for-sale securities portfolio at December 31, 2010. This type of security has historically experienced very low default rates and provides a predictable cash flow since it generally is not subject to significant prepayment. Insurance companies regularly provide credit enhancement to improve the credit rating and liquidity of a municipal bond issuance. Management considers the credit enhancement and underlying municipality credit rating when evaluating a purchase or sale decision.

At December 31, 2010, our reported equity reflected net unrealized securities gains, net of tax of $20.1 million. This represented a decrease of $7.8 million from net unrealized securities gains, net of tax of $27.9 million at December 31, 2009. The average yield on our securities portfolio decreased to 4.10% at December 31, 2010 from 4.76% at December 31, 2009.

The following table presents the maturities of the different types of investments that we own at December 31, 2010, and the corresponding interest rates that the investments will yield if they are held to their respective maturity date. The amounts are based on amortized cost.

Table 8

Re-pricing Distribution and Portfolio Yields

(Dollars in thousands)

	As of December 31, 2010
	One Year or Less		One Year to Five Years		Five Years to Ten Years		After 10 years
	Amortized Cost	Yield to Maturity	Amortized Cost	Yield to Maturity	Amortized Cost	Yield to Maturity	Amortized Cost	Yield to Maturity
Available-for-Sale
U.S. Agency securities	$-	-	$10,155	2.5%	$-	-	$-	-
Collateralized mortgage obligations (1)	79,294	3.3%	210,024	3.4%	129,629	3.5%	31,304	3.4%
Residential mortgage-backed securities (1)	270,622	3.8%	616,051	3.7%	267,915	3.6%	68,054	3.4%
State and municipal securities (2)	12,332	6.9%	71,407	6.5%	75,175	5.3%	7,295	6.5%
Foreign sovereign debt (2)	-	-	500	1.3%	-	-	-	-

Total available-for-sale	362,248	3.8%	908,137	3.9%	472,719	3.8%	106,653	3.6%

Non-marketable Equity investments (3)
FHLB stock	20,694	1.3%	-	-	-	-	-	-
Other	2,843	na	-	-	-	-	-	-

Total non-marketable equity investments	23,537	1.2%	-	-	-	-	-	-

Total securities	$385,785	3.7%	$908,137	3.9%	$472,719	3.8%	$106,653	3.6%

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

(3)	The re-pricing distribution of FHLB stock is based on dividend announcements. The re-pricing distributions of other equity securities are based on each investment’s re-pricing characteristics.

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

The following discussion of our loan portfolio and credit quality excludes covered assets. Covered assets represent assets acquired through an FDIC-assisted transaction that are subject to a loss share agreement and are presented separately on the Consolidated Statements of Condition. For additional discussion of covered assets, see Note 6 of “Notes to the Consolidated Financial Statements” in Item 8 of this Form 10-K and the “Covered Asset” section presented later in Management’s Discussion and Analysis.

Portfolio Composition

Outstanding loans, excluding covered assets, increased to $9.1 billion at December 31, 2010, compared to $9.0 billion at December 31, 2009, with new loans and advances on existing facilities offset by paydowns and payoffs of existing loans and charge-offs. Loan growth during 2010 was relatively flat compared to the 13% loan growth we experienced in 2009, as a result of modest overall borrowing demand during 2010 and low line utilization rates resulting from higher levels of liquidity maintained by our commercial clients relative to historic periods. Loan growth was also impacted as we selectively focused on executing strategic opportunities within our existing capital base.

During 2010, we continued to reshape the composition of our loan portfolio as part of our commercial middle-market strategy. Commercial loans increased by $596.9 million, or 14%, to 54% of total loans at December 31, 2010, compared to 48% at December 31, 2009. Commercial real estate and construction loans decreased by $480.6 million in aggregate to 37% of total loans at December 31, 2010, compared to 43% at December 31, 2009 as we exited relationships and worked out problem loans concentrated in the commercial real estate category.

Commercial loans increased 14% to $4.9 billion at December 31, 2010 from $4.3 billion at December 31, 2009. The growth in commercial loans accounted for all the net loan growth within our loan portfolio during the year consistent with our commercial middle-market strategy.

Commercial real estate loans decreased 8% to $2.9 billion at December 31, 2010 from $3.1 billion at December 31, 2009. The reduction in commercial real estate loans resulted from paydowns and payoffs of existing loans, charge-offs, offset by the migration of loans previously reported in the construction category, as these loans progressed past the construction phase as certificates of occupancy were issued.

Construction loans decreased 31% to $530.7 million at December 31, 2010 from $768.4 million at December 31, 2009. Residential construction decreased 50% to $30.7 million at December 31, 2010 as a result of lower residential construction volume and our continued efforts to reduce our residential development portfolio. Non-residential construction loans decreased 29% to $500.0 million at December 31, 2010 due to the current construction downturn and the lifecycle migration of loans secured by construction projects to commercial real estate loans.

Residential real estate loans made to individuals totaled $319.1 million at December 31, 2010, compared to $319.5 million at December 31, 2009. Home equity loans totaled $197.2 million at December 31, 2010, compared to $220.0 million at December 31, 2009. As a percentage of our total loan portfolio, home equity loans remain unchanged at 2% of our total loan portfolio at December 31, 2010 and 2009. Personal loans totaled $296.3 million at December 31, 2010, compared to $321.6 million at December 31, 2009.

At December 31, 2010, Shared National Credits (“SNCs”) represented approximately 12% of total loans, compared with 14% of total loans at December 31, 2009. SNCs are defined as loan commitments of at least $20.0 million that are shared by three or more regulated financial institutions. We act in an agent capacity in some of these transactions and in a participant capacity in others.

During 2009, total loans increased $1.0 billion, or 13%, from December 31, 2008 primarily due to growth in commercial loans of $722.7 million, or 20%, reflecting the new middle-market client loans originated by lenders hired in connection with our 2007 strategic plan. The $346.3 million, or 13%, growth of commercial real estate loans during 2009 was spread across all major property types with geographic dispersion and reflected a larger average loan size for this category of credit.

The following table presents the composition of our loan portfolio over the past five years.

Table 9

Loan Portfolio

(Dollars in thousands)

	As of December 31,
	2010	% of Total	2009	% of Total	2008	% of Total	2007	% of Total	2006	% of Total
Commercial	$4,912,877	53.9	$4,316,002	47.7	$3,593,311	44.9	$780,719	18.7	$537,905	15.4
Commercial real estate	2,858,169	31.3	3,101,166	34.3	2,754,876	34.4	2,135,197	51.1	1,777,151	50.8
Construction	530,733	5.8	768,358	8.5	826,310	10.3	613,468	14.7	591,704	16.9
Residential real estate	319,146	3.5	319,463	3.5	328,138	4.1	265,466	6.4	262,107	7.5
Home equity	197,179	2.2	220,025	2.4	191,934	2.4	135,483	3.2	138,724	4.0
Personal	296,253	3.3	321,611	3.6	307,220	3.9	247,192	5.9	190,048	5.4

Total	$9,114,357	100.0	$9,046,625	100.0	$8,001,789	100.0	$4,177,525	100.0	$3,497,639	100.0

Growth vs. prior year–end	0.7%		13.1%		91.5%		19.4%		24.8%

The following table summarizes our commercial real estate and construction loan portfolios by collateral type at December 31, 2010 and December 31, 2009. Excluding mixed use/other, which represented 29% of our construction portfolio, no single collateral type exceeded 20% of our commercial real estate or construction loan portfolios at December 31, 2010. The single largest category of commercial real estate at December 31, 2010 was office real estate, which represented 18% of the portfolio. Our exposure to land loans, which is currently a very illiquid asset class, decreased from $489.7 million at December 31, 2009 to $357.5 million at December 31, 2010, or 11% of the combined commercial real estate and construction portfolios. This collateral type declined due to reduced lending against land, the movement of land loans into development stages, and charge-offs.

Table 10

Commercial Real Estate and Construction Loan Portfolio

by Collateral Type

(Dollars in thousands)

	0000000000	0000000000	0000000000	0000000000
	December 31, 2010		December 31, 2009
	Amount	% of Total	Amount	% of Total
Commercial Real Estate
Land	$311,464	11	$398,506	13
Residential 1-4 family	139,689	5	177,711	6
Multi-family	457,246	16	553,473	18
Industrial/warehouse	391,694	14	354,575	11
Office	531,193	18	490,940	16
Retail	450,135	16	494,139	16
Health care	114,545	4	63,285	2
Mixed use/other	462,203	16	568,537	18

Total commercial real estate	$2,858,169	100	$3,101,166	100

Construction
Land	$46,036	9	$91,207	12
Residential 1-4 family	30,698	6	61,854	8
Multi-family	77,685	15	131,001	17
Industrial/warehouse	34,703	7	36,455	5
Office	92,369	17	117,241	15
Retail	92,268	17	132,395	17
Mixed use/other	156,974	29	198,205	26

Total construction	$530,733	100	$768,358	100

Maturity and Interest Rate Sensitivity of Loan Portfolio

The following table summarizes the maturity distribution of our loan portfolio as of December 31, 2010, by category, as well as the interest rate sensitivity of loans in these categories that have maturities in excess of one year.

Table 11

Maturities and Sensitivities of Loans

to Changes in Interest Rates

(Dollars in thousands)

	000000000000	000000000000	000000000000	000000000000
	As of December 31, 2010
	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years	Total
Commercial	$999,617	$3,527,500	$385,760	$4,912,877
Commercial real estate	890,695	1,851,050	116,424	2,858,169
Construction	290,964	233,218	6,551	530,733
Residential real estate	12,256	44,217	262,673	319,146
Home equity	36,117	147,625	13,437	197,179
Personal	129,671	163,389	3,193	296,253

Total	$2,359,320	$5,966,999	$788,038	$9,114,357

Loans maturing after one year:
Predetermined (fixed) interest rates		$906,075	$78,222
Floating interest rates		5,060,924	709,816

Total		$5,966,999	$788,038

Delinquent Loans, Nonperforming Assets and Potential Problem Loans

Loans are considered delinquent if the required principal and interest payments have not been received as of the date such payment is due, generally 30 days or more past due. The majority of our loans is not fully amortizing over the term of the loan and may become delinquent at maturity if the borrower is unable to obtain refinancing when, for example, the appraised value of the underlying collateral no longer supports the credit. In recent quarters, the amount of in-flows to nonperforming loans has exceeded delinquent loan levels, reflecting, in part, the fact that loans which cannot be renewed or repaid at maturity often become nonperforming before 90 days past due. All loans greater than 90 days past due are nonperforming.

Nonperforming assets include nonperforming loans and real estate that has been acquired primarily through foreclosure proceedings and awaiting disposition (“OREO”). Nonperforming loans consist of nonaccrual loans, restructured loans that remain on nonaccrual, and, for periods prior to 2009, loans past due 90 days and accruing interest. We specifically exclude certain restructured loans that accrue interest from our definition of nonperforming loans if the borrower has demonstrated the ability to meet the new terms of the restructuring as evidenced by a minimum of six months of performance in compliance with the restructured terms or if the borrower’s performance prior to the restructuring or other significant events at the time of the restructuring supports returning the loan to accruing status. All loans are placed on nonaccrual status when principal or interest payments become 90 days past due or earlier when management deems the collectability of the principal or interest to be in question rather than waiting until the loans become 90 days past due. Once interest accruals are discontinued, accrued but uncollected interest is reversed. Subsequent receipts on nonaccrual loans are recorded as a reduction of principal, and interest income is only recorded on a cash basis after principal recovery is reasonably assured. Classification of a loan as nonaccrual does not necessarily preclude the ultimate collection of loan principal and/or interest. Foreclosed assets represent property acquired as the result of borrower defaults on loans. Foreclosed assets are recorded at estimated fair value, less estimated selling costs at time of foreclosure. Write-downs occurring at foreclosure are charged against the allowance for loan losses. On a periodic basis, the book values of these properties are adjusted based upon new appraisals and/or market indications. Write-downs are recorded for subsequent declines in value and are included in other non-interest expense along with other expenses related to maintaining the properties. Nonperforming assets, including nonaccrual loans, are presented in Tables 13, 13.1 and 14. Additional information on our OREO is presented in Tables 16 through 18.

As part of our ongoing risk management practices and in certain circumstances, we may modify the terms of a loan to maximize the collection of amounts due when a borrower is experiencing financial difficulties. Extensions and modifications to loans are made in accordance with internal policies and guidelines. In most cases the modification is either a concessionary reduction in interest rate, extension of the maturity date, reductions in the principal balance, or other actions intended to minimize potential losses that would otherwise not be considered or improve our ultimate recovery on the loan. Concessionary modifications are accounted for as troubled debt restructurings. Restructured loans can involve loans remaining on nonaccrual, moving to nonaccrual, or continuing on accrual status, depending on the individual facts and circumstances of the borrower. We may utilize a multiple note structure as a workout alternative for certain loans. The multiple note typically structures a troubled loan into two notes, where the first note is reasonably assured of repayment and performance according to the prudently modified terms and the portion of the troubled loan that is not reasonably assured of repayment is charged-off. Troubled debt restructurings accrue interest as long as the borrower complies with the revised terms and conditions and has demonstrated repayment performance at a level commensurate with the modified terms, otherwise the restructured loan will remain on nonaccrual. The composition of our restructured loans is presented in Tables 13.1 and 15.

Total nonperforming assets increased by $17.7 million from $436.9 million at December 31, 2009 to $454.6 million at December 31, 2010. During the year, total OREO increased $47.2 million, reflecting the movement of several larger accounts to OREO, while total nonperforming loans decreased by 7% during the year. Nonperforming assets were 3.65% of total assets at December 31, 2010, compared to 3.63% at December 31, 2009.

Nonperforming loans were $365.9 million at December 31, 2010, down from $395.4 million at December 31, 2009. As shown in Table 14 providing nonperforming loan stratification by size, 16 nonperforming loans in excess of $5 million comprised approximately 38% of our total nonperforming loans at December 31, 2010.

The level and composition of our nonperforming loans has changed over the past three years, reflecting the impact of economic weakness and significant stress in the commercial real estate market, which continues to represent the majority of our nonperforming loans by type. Nonperforming loan inflows result not only from delinquent payment trends but also from maturing loans for products in which exit financing at maturity is difficult (such as the current market for commercial real estate refinancing).

Commercial nonperforming loans increased by $12.8 million, or 18%, from December 31, 2009. A meaningful amount of the increase in commercial nonperforming loans was concentrated in two relationships. Commercial real estate nonperforming loans increased by $31.7 million, or 19%, from December 31, 2009, due to the continuing stress in this product sector and the lack of velocity in the market. Construction nonperforming loans decreased by $80.4 million, or 71%, from December 31, 2009 reflecting work-out efforts and charge-offs. Approximately 65% of nonperforming loans at December 31, 2010 were commercial real estate and construction loans compared to 72% at December 31, 2009.

Restructured loans accruing interest were $87.6 million at December 31, 2010, compared to no restructured loans accruing interest at December 31, 2009. Of the modified loans added during the year, 57% were from three large credit relationships totaling $49.5 million where management identified restructuring opportunities. Restructured loans accruing interest are not considered to be nonperforming assets.

We executed a number of transactions to reduce problem assets during 2010. We closed nonperforming loan and OREO sales totaling $21.8 million and $85.8 million, respectively, during 2010. As we look to dispose of nonperforming assets, our efforts and strategies may be impacted by a number of factors, including but not limited to, the pace and timing of the overall recovery of the economy, instability or lack of meaningful activity in the real estate market or higher levels of real estate coming into the market for sale.

The following table breaks down our loan portfolio at December 31, 2010 between performing, delinquent, restructured, and nonperforming status.

Table 12

Delinquency Analysis

(Dollars in thousands)

	000000000	000000000	000000000	000000000	000000000	000000000	000000000
	As of December 31, 2010
		Delinquent
	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days Past Due and Accruing	Restructured Loans Still Accruing	Nonaccrual	Total Loans

Loan Balances:
Commercial	$4,820,931	$1,024	$759	$-	$8,017	$82,146	$4,912,877
Commercial real estate	2,572,816	10,264	12,346	-	60,019	202,724	2,858,169
Construction	491,087	-	1,895	-	4,348	33,403	530,733
Residential real estate	299,229	180	4,098	-	798	14,841	319,146
Personal and home equity	428,141	14,098	4,033	-	14,394	32,766	493,432

Total loans	$8,612,204	$25,566	$23,131	$-	$87,576	$365,880	$9,114,357

Aging as a % of Loan Balance:
Commercial	98.13%	0.02%	0.02%	-%	0.16%	1.67%	100.00%
Commercial real estate	90.02%	0.36%	0.43%	-%	2.10%	7.09%	100.00%
Construction	92.53%	-%	0.36%	-%	0.82%	6.29%	100.00%
Residential real estate	93.76%	0.06%	1.28%	-%	0.25%	4.65%	100.00%
Personal and home equity	86.78%	2.86%	0.80%	-%	2.92%	6.64%	100.00%

Total loans	94.48%	0.28%	0.27%	-%	0.96%	4.01%	100.00%

The following table provides a comparison of our nonperforming assets, restructured loans still accruing interest, and past due loans for the past five years.

Table 13

Nonperforming Assets, Restructured and Past Due Loans

(Dollars in thousands)

	000000000	000000000	000000000	000000000	000000000
	Years ended December 31,
	2010	2009	2008	2007	2006
Nonaccrual loans:
Commercial	$82,146	$69,346	$11,735	$8,886	$2,924
Commercial real estate	202,724	171,049	48,143	13,371	559
Construction	33,403	113,822	63,305	13,406	-
Residential real estate	14,841	14,481	6,829	898	-
Personal and home equity	32,766	26,749	1,907	2,422	287

Total nonaccrual loans	$365,880	$395,447	$131,919	$38,983	$3,770
90 days past due loans (still accruing interest)	-	-	-	53	5,137

Total nonperforming loans	$365,880	$395,447	$131,919	$39,036	$8,907
Foreclosed real estate (“OREO”)	88,728	41,497	23,823	9,265	1,101

Total nonperforming assets	$454,608	$436,944	$155,742	$48,301	$10,008

Restructured loans accruing interest	$87,576	$-	$-	$-	$-
30-89 days past due loans	$48,697	$102,661	$35,404	$102,598	$41,037
Nonaccrual loans to total loans (excluding covered loans)	4.01%	4.37%	1.65%	0.93%	0.11%
Nonaccrual loans to total assets	2.94%	3.29%	1.32%	0.78%	0.09%
Nonperforming loans to total loans (excluding covered loans)	4.01%	4.37%	1.65%	0.93%	0.25%
Nonperforming assets to total assets	3.65%	3.63%	1.56%	0.97%	0.23%
Allowance for loan losses as a percent of nonperforming loans	61%	56%	85%	125%	n/m

The following table presents changes in our nonperforming loan portfolio and restructured loans accruing interest portfolio during 2010.

Table 13.1

Nonperforming Loans and

Restructured Loans Accruing Interest Rollforward

(Dollars in thousands)

Year ended December 31, 2010

Nonperforming loans rollforward:

Balance at beginning of year	$395,447
Additions:
New nonaccrual loans	447,402
Reductions:
Return to performing status	(42,900)
Paydowns and payoffs, net	(76,501)
Net sales	(21,838)
Transfer to OREO	(140,250)
Charge-offs, net	(195,480)

Total reductions	(476,969)

Balance at end of year	$365,880

Year ended December 31, 2010
Restructured loans accruing interest rollforward:

Balance at beginning of year	$-
Additions:
New restructured loans accruing interest	98,826
Advances	1,405
Reductions:
Paydowns and payoffs	(218)
Move to nonperforming loans	(12,437)

Balance at end of year	$87,576

The following table presents the stratification of our nonaccrual loans for the past two years.

Table 14

Nonaccrual Loans Stratification

(Dollars in thousands)

	000000000	000000000	000000000	000000000	000000000
	Stratification
As of December 31, 2010	$5.0 Million or More	$3.0 Million to $4.9 Million	$1.5 Million to $2.9 Million	Under $1.5 Million	Total

Amount:
Commercial	$50,300	$8,420	$7,861	$15,565	$82,146
Commercial real estate	61,718	52,856	33,912	54,238	202,724
Construction	11,733	4,434	8,383	8,853	33,403
Residential real estate	-	4,790	-	10,051	14,841
Personal and home equity	15,491	4,419	1,932	10,924	32,766

Total nonaccrual loans	$139,242	$74,919	$52,088	$99,631	$365,880

Number of Borrowers:
Commercial	4	2	3	50	59
Commercial real estate	9	13	16	92	130
Construction	2	1	4	14	21
Residential real estate	-	1	-	17	18
Personal and home equity	1	1	1	28	31

Total	16	18	24	201	259

	000000000	000000000	000000000	000000000	000000000
	Stratification
As of December 31, 2009	$5.0 Million or More	$3.0 Million to $4.9 Million	$1.5 Million to $2.9 Million	Under $1.5 Million	Total

Amount:
Commercial	$46,176	$-	$4,092	$19,078	$69,346
Commercial real estate	51,425	15,186	60,028	44,410	171,049
Construction	41,772	27,690	24,590	19,770	113,822
Residential real estate	-	3,265	2,959	8,257	14,481
Personal and home equity	5,031	7,419	4,998	9,301	26,749

Total nonaccrual loans	$144,404	$53,560	$96,667	$100,816	$395,447

Number of Borrowers:
Commercial	3	-	2	51	56
Commercial real estate	6	4	28	88	126
Construction	4	7	11	38	60
Residential real estate	-	1	1	23	25
Personal and home equity	1	2	3	39	45

Total	14	14	45	239	312

The following table presents the stratification of our restructured loans accruing interest as of December 31, 2010.

Table 15

Restructured Loans Accruing Interest Stratification

(Dollars in thousands)

	000000000	000000000	000000000	000000000	000000000
	Stratification
As of December 31, 2010	$5.0 Million or More	$3.0 Million to $4.9 Million	$1.5 Million to $2.9 Million	Under $1.5 Million	Total

Amount:
Commercial	$-	$-	$4,553	$3,464	$8,017
Commercial real estate	41,659	7,064	4,662	6,634	60,019
Construction	-	3,112	-	1,236	4,348
Residential real estate	-	-	-	798	798

Personal and home equity	13,114	-	-	1,280	14,394

Total	$54,773	$10,176	$9,215	$13,412	$87,576

Number of Borrowers:
Commercial	-	-	2	7	9
Commercial real estate	3	2	2	9	16
Construction	-	1	-	1	2
Residential real estate	-	-	-	1	1
Personal and home equity	1	-	-	1	2

Total	4	3	4	19	30

Potential problem loans are loans that we have identified as performing in accordance with contractual terms, but for which management has varying levels of concern about the ability of the borrowers to meet existing repayment terms in future periods. We do not necessarily expect to realize losses on these potential problem loans, but we do recognize these loans carry a higher probability of default and require additional attention by management. Although these loans are generally identified as potential problem loans, they may never become nonperforming. Because many of the potential problem loans are commercial real estate-related, a highly stressed loan sector, and because the potential problem loan population contains some larger sized credits, our total nonperforming assets may fluctuate over the next several quarters as we continue to execute remediation plans and work through the credit cycle. Potential problem loans as of December 31, 2010 are included in Table 15.1.

The Company has adopted an internal risk rating policy in which each loan is rated for credit quality with a numerical rating of 1 through 8. Loans rated 5 and better (1-5 ratings, inclusive) are credits that exhibit acceptable financial performance, cash flow, and leverage. If any risk exists, we attempt to mitigate by structure, collateral, monitoring, or other meaningful controls. Credits rated 6 are considered special mention as these credits demonstrate potential weakness and that if left unresolved, may result in deterioration in the Company’s credit position and/or the repayment prospects for the credit. Borrowers rated special mention may exhibit adverse operating trends, high leverage, tight liquidity or other credit concerns. Potential problem loans have a risk rating of 7 and are considered inadequately protected by the current net worth and paying capacity of the obligor, the collateral pledged, or guarantors. These loans generally have a well defined weakness or weaknesses that may jeopardize liquidation of the debt and are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not resolved. Nonperforming loans include nonaccrual loans risk rated 7 or 8 and have all the weaknesses inherent in a 7 rated potential problem loan with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Special mention, potential problem and nonperforming loans are reviewed at minimum on a quarterly basis, while all other rated credits are reviewed as the situation warrants.

The following table presents the credit quality of our loan portfolio as of December 31, 2010, segmented by our transformational and legacy portfolios. We aggregate loans by originating line of business for reserve purposes because of observable similarities in the performance experience of loans underwritten by the business units. Loans originated by the business units that existed prior to the strategic changes in 2007 are considered “legacy” loans. Loans originated by a business unit that was established in connection with or following the business transformation plan are considered “transformational” loans. Renewals or restructurings of legacy loans may continue to be evaluated as legacy loans depending on the structure or defining characteristics of the new transaction. The Company has implemented a line of business model that has reorganized the legacy business units so that after 2009, all new loan originations are considered transformational.

Table 15.1

Credit Quality

(Dollars in thousands)

	As of December 31, 2010
	Special Mention	% of Loan Type	Potential Problem Loans	% of Loan Type	Non- Performing Loans	% of Loan Type	Total Loans
Transformational
Commercial	$85,039	2.0	$121,816	2.8	$51,097	1.2	$4,280,467
Commercial real estate	87,495	6.8	125,497	9.7	10,309	0.8	1,295,380
Construction	37,590	11.7	21,774	6.8	105	*	320,151
Residential real estate	1,214	1.4	5,888	6.8	35	*	86,473
Home equity	-	-	346	1.2	-	-	28,356
Personal	-	-	1,280	1.0	-	-	132,813

Total transformational	$211,338	3.4	$276,601	4.5	$61,546	1.0	$6,143,640
Legacy
Commercial	$26,891	4.3	$52,013	8.2	$31,049	4.9	$632,410
Commercial real estate	115,577	7.4	134,545	8.6	192,415	12.3	1,562,789
Construction	30,325	14.4	23,345	11.1	33,298	15.8	210,582
Residential real estate	8,748	3.8	9,213	4.0	14,806	6.4	232,673
Home equity	3,757	2.2	10,926	6.5	8,195	4.9	168,823
Personal	2,198	1.3	947	0.6	24,571	15.0	163,440

Total legacy	$187,496	6.3	$230,989	7.8	$304,334	10.2	$2,970,717

Total	$398,834	4.4	$507,590	5.6	$365,880	4.0	$9,114,357

*	Less than 0.1%.

Foreclosed real estate

Foreclosed real estate (“OREO”) totaled $88.7 million at December 31, 2010, compared to $41.5 million at December 31, 2009, and is comprised of 379 properties. Given current economic conditions and the real estate market, the time required to sell these properties in an orderly fashion has extended, resulting in higher levels of OREO and associated maintenance costs in 2010. The increase in OREO properties during 2010 reflects the movement of defaulted loans through the credit management process. Table 16 presents changes in the OREO portfolio for the years ended December 31, 2010 and 2009. Table 17 presents a comparison of OREO properties by type at December 31, 2010 and 2009. Table 18 presents OREO property types by geographic location at December 31, 2010 and 2009.

At December 31, 2010, land parcels represented the largest portion of OREO at 38% of the total OREO carrying value and consisting of 320 properties. Single family homes represented 24% of the total OREO carrying value and consisted of 24 properties. Of the total OREO balances at December 31, 2010, 51% were located in Illinois, 7% in Georgia, 16% in Michigan, 12% in Arkansas, and 14% in other states. Appraisals on OREO are performed at least annually.

Table 16

OREO Rollforward

(Dollars in thousands)

	00000000000	00000000000
	Year Ended December 31,
	2010	2009
Beginning balance	$41,497	$23,823
New foreclosed properties	140,980	57,854
Valuation adjustments	(6,588)	(5,396)

Disposals:
Sale proceeds	(85,809)	(35,720)
Net (loss) gain on sale	(1,352)	936

Ending balance	$88,728	$41,497

Table 17

OREO Properties by Type

(Dollars in thousands)

	000000000	000000000	000000000	000000000
	December 31, 2010		December 31, 2009
	Number of Properties	Amount	Number of Properties	Amount
Single family homes	24	$21,534	18	$9,538
Land parcels	320	34,122	229	17,856
Multi-family	14	6,061	3	1,888
Office/industrial	20	26,511	6	11,484
Retail	1	500	3	731

Total OREO properties	379	$88,728	259	$41,497

Table 18

OREO Property Type by Location

(Dollars in thousands)

	0000000000	0000000000	0000000000	0000000000	0000000000	0000000000
	Illinois	Georgia	Michigan	Missouri	Other	Total
As of December 31, 2010
Single family homes	$14,943	$139	$6,194	$258	$-	$21,534
Land parcels	10,874	4,772	3,626	2,747	12,103	34,122
Multi-family	5,166	-	895	-	-	6,061
Office/industrial	13,505	1,104	3,787	-	8,115	26,511
Retail	500	-	-	-	-	500

Total OREO properties	$44,988	$6,015	$14,502	$3,005	$20,218	$88,728

	Illinois	Georgia	Michigan	Missouri	Other	Total
As of December 31, 2009
Single family homes	$2,648	$960	$4,250	$1,488	$192	$9,538
Land parcels	7,246	3,522	4,957	2,131	-	17,856
Multi-family	1,888	-	-	-	-	1,888
Office/industrial	-	1,548	1,200	-	8,736	11,484
Retail	500	-	231	-	-	731

Total OREO properties	$12,282	$6,030	$10,638	$3,619	$8,928	$41,497

Credit Quality Management and Allowance for Loan Losses

We maintain an allowance for loan losses at a level management believes is sufficient to absorb credit losses inherent in the loan portfolio. The allowance for loan losses is assessed quarterly and represents an accounting estimate of probable losses in the portfolio at each balance sheet date based on a review of available and relevant information at that time. The allowance is not a prediction of our actual credit losses going forward based on current and available information. The allowance contains provisions for probable losses that have been identified relating to specific borrowing relationships that are considered to be impaired (the “specific component” of the allowance), as well as probable losses inherent in the loan portfolio that are not specifically identified (the “general component” of the allowance), which is determined using a methodology that is a function of quantitative and qualitative factors applied to segments of our loan portfolio and management’s judgment.

The specific component of the allowance relates to impaired loans. A loan is considered impaired when, based on current information and events, management believes that it is probable that we will be unable to collect all amounts due (both principal and interest) according to the contractual terms of the loan agreement. Impaired loans include nonaccrual loans and loans classified as a troubled debt restructuring. All loans that are over 90 days past due in principal or interest are by definition considered “impaired” and placed on nonaccrual status. Once a loan is determined to be impaired, the amount of impairment is measured based on, as applicable, the fair value of the underlying collateral less selling costs if the loan is collateral dependent, the present value of expected future cash flows discounted at the loan’s effective interest rate or the loan’s observable fair value. Impaired loans exceeding $500,000 are evaluated individually while smaller loans are evaluated as pools using historical loss experience for the respective class of asset and product type. If the estimated fair value of the impaired loan is less than the recorded investment in the loan (including accrued interest, net of deferred loan fees and costs and unamortized premium or discount), impairment is recognized by creating a specific reserve as a component of the allowance for loan losses. The recognition of any reserve required on new impaired loans is recorded in the same quarter in which the movement to nonaccrual occurred. Impaired loans with specific reserves are reviewed quarterly for any changes that would affect the specific reserve. Any impaired loan in which a determination has been made that the economic value is permanently reduced is charged-off against the allowance for loan losses to reflect its current economic value in the period in which the determination has been made.

When collateral-dependent real estate loans are determined to be impaired, updated appraisals are typically obtained every twelve months and evaluated internally every six months. In addition, both borrower and market-specific factors are taken into consideration, which may result in obtaining more frequent appraisal updates or broker-price opinions. Appraisals are typically conducted by third-party independent appraisers under internal direction and engagement. Any appraisal with a value in excess of $250,000 is internally reviewed. Appraisals received with a value in excess of $1.0 million may be sent to an outside technical review firm if appropriate.

Both levels of review involve a scope appropriate for the complexity and risk associated with the loan and its collateral. We consider other factors or recent developments which could adjust the valuations indicated in the appraisals or internal reviews. As of December 31, 2010, the average appraisal age used in the impaired loan valuation process was approximately 219 days. The amount of impaired assets which, by policy, requires an independent appraisal, but does not have a current external appraisal at year-end is not material to the overall reserve. In situations such as this, we establish a probable impairment reserve for the account based on our experience in the related asset class and type.

The general component of the allowance is determined using a methodology that is a function of quantitative and qualitative factors applied to segments of our loan portfolio. The methodology takes into account at a product level the originating line of business (i.e., the transformational or legacy status of the loan), the origination year, the risk rating migration of the note, and historical default and loss history of similar products. Using this information, the methodology produces a range of possible reserve amounts by product. We consider the appropriate place within or outside these model ranges based on a variety of internal and external quantitative and qualitative factors to reflect data or timeframes not captured by the model that includes market and economic data and management judgment. We also assess the general allocated component estimate in total and consider whether, based on management’s judgment, any upwards or downwards adjustment is appropriate based on general and industry specific economic data, credit trends, information outside the model and other relevant indicators. In our evaluation of the adequacy of the allowance at December 31, 2010, we considered a number of factors for each product that included, but were not limited to, the following: for the commercial portfolio, the pace of growth in the commercial loan sector, the growth of manufacturing activity, loss severity and default trends; for the commercial real estate portfolio, the potential impact of general commercial real estate trends, occupancy and leasing rate trends, the higher frequency of default in more recent years, charge-off severity and collateral value deterioration; for the construction portfolio, the frequency of default, delinquency rates, industry experience on construction loan losses, construction spending rates, and employment rates in the construction industry; and for the residential, home equity, and personal portfolios, home price indices, sales volume, unemployment rates, vacancy rates, foreclosure rates, loan to value ratios, and delinquency rates.

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

At least quarterly, management with the Audit Committee of the Board of Directors reviews the allowance for loan losses and the underlying methodology. As of December 31, 2010, management deemed the allowance for loan losses to be adequate (i.e., sufficient to absorb losses that are inherent in the portfolio, including those not yet identifiable).

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

The following table presents changes in the allowance for loan losses, excluding covered assets, for the past five years.

Table 19

Allowance for Loan Losses and

Summary of Loan Loss Experience

(Dollars in thousands)

	Years ended December 31,
	2010	2009	2008	2007	2006
Change in allowance for loan losses:
Balance at beginning of year	$221,688	$112,672	$48,891	$38,069	$29,388
Loans charged-off:
Commercial	(32,160)	(31,745)	(14,926)	(2,668)	(976)
Commercial real estate	(100,467)	(27,565)	(49,905)	(1,918)	-
Construction	(27,499)	(23,471)	(54,438)	(1,347)	-
Residential real estate	(4,735)	(1,495)	(3,022)	-	-
Home equity	(3,708)	(1,186)	(2,199)	-	-
Personal	(28,471)	(15,798)	(2,196)	(383)	(49)

Total charge-offs	(197,040)	(101,260)	(126,686)	(6,316)	(1,025)

Recoveries on loans previously charged-off:
Commercial	2,967	3,988	239	168	97
Commercial real estate	1,328	1,759	74	1	-
Construction	983	5,057	482	-	-
Residential real estate	33	152	47	-	-
Home equity	95	73	1	-	-
Personal	743	381	45	35	55

Total recoveries	6,149	11,410	888	204	152

Net charge-offs	(190,891)	(89,850)	(125,798)	(6,112)	(873)
Provisions charged to operating expense	192,024	198,866	189,579	16,934	6,836
Reserve of acquired bank	-	-	-	-	2,718

Balance at end of year	$222,821	$221,688	$112,672	$48,891	$38,069

Total loans, excluding covered assets at year-end	$9,114,357	$9,046,625	$8,001,789	$4,177,525	$3,497,639

Allowance as a percent of loans at year-end	2.44%	2.45%	1.41%	1.17%	1.09%

Average loans, excluding covered assets	$8,980,368	$8,806,217	$6,283,662	$3,678,818	$2,962,171

Ratio of net charge-offs to average loans outstanding for the period	2.13%	1.02%	2.00%	0.17%	0.03%

We increased our allowance for loan losses to $222.8 million as of December 31, 2010, up slightly from $221.7 million at December 31, 2009. The ratio of the reserve for loan losses to loans was 2.44% as of December 31, 2010, compared to 2.45% as of December 31, 2009. The loan loss allowance as a percentage of nonperforming loans was 61% at December 31, 2010, compared to 56% at December 31, 2009. The provision for loan losses was $192.0 million for the year ended December 31, 2010, versus $198.9 million in the prior year period.

During 2010, net charge-offs totaled $190.9 million as compared to $89.9 million in the prior year period. Continued high levels of charge-offs reflect real estate collateral values, particularly land values, which have remained low. The provision for loan losses for 2010 exceeded net charge-offs by $1.1 million.

The following table presents our allocation of the allowance for loan losses by loan category at the dates shown.

Table 20

Allocation of Allowance for Loan Losses

(Dollars in thousands)

	00000000	00000000	00000000	00000000	00000000	00000000	00000000	00000000	00000000	00000000
	As of December 31,
	2010	% of Total Allowance	2009	% of Total Allowance	2008	% of Total Allowance	2007	% of Total Allowance	2006	% of Total Allowance
General allocated reserve:
Commercial	$52,100	23	$43,350	20	$39,524	35	$8,375	17	$5,984	16
Commercial real estate	72,850	33	77,223	35	31,625	28	22,909	47	19,570	51
Construction	16,000	7	23,581	10	27,231	24	9,966	20	7,509	20
Residential real estate	4,275	2	3,635	2	1,294	1	360	1	479	1
Home equity	3,150	1	2,862	1	1,000	1	202	-	218	-
Personal	3,475	2	5,277	2	1,527	2	2,229	5	1,877	5

Total allocated	151,850	68	155,928	70	102,201	91	44,041	90	35,637	93
Specific reserve	70,971	32	65,760	30	330	-	2,964	6	291	1
Unallocated reserve	-	-	-	-	10,141	9	1,886	4	2,141	6

Total	$222,821	100	$221,688	100	$112,672	100	$48,891	100	$38,069	100

The allocated reserve for commercial real estate portfolio decreased $4.4 million, or 6%, to $72.9 million at December 31, 2010 from $77.2 million at December 31, 2009. The decrease in this allocation is due in part to a lower amount of loans in the commercial real estate sector at December 31, 2010 as compared to December 31, 2009, as well as a significant level of commercial real estate-related charge-offs during 2010. The allocated reserve for our commercial loan portfolio has increased $8.8 million, or 20%, to $52.1 million at December 31, 2010 from $43.4 million at December 31, 2009, which is reflective of the growth in balances of this loan product type.

General Allocated Component of the Allowance

The general allocated component of the allowance decreased by $4.1 million during 2010, from $155.9 million at December 31, 2009 to $151.9 million at December 31, 2010. The reduction in the general allocated reserve was primarily influenced by the improved risk profile of the performing portfolio during the year, the continued strategic shift away from commercial real estate exposure to commercial transactions, modest new loan growth, and the changing mix of the performing portfolio in which older “legacy” loans comprise a continually lower relative exposure in comparison to the total performing loans.

Specific Component of the Allowance

At December 31, 2010, the specific component of the allowance increased by $5.2 million to $71.0 million from $65.8 million at December 31, 2009. The specific reserve requirements are primarily influenced by new loan additions to nonperforming status, as well as changes to collateral values. Our impaired loans are primarily collateral-dependent with such loans totaling $398.0 million of the total $453.5 million in impaired loans at December 31, 2010.

Reserve for Unfunded Commitments

In addition to the allowance for loan losses, we maintain a reserve for unfunded commitments at a level we believe to be sufficient to absorb estimated probable losses related to unfunded credit facilities. At December 31, 2010, our reserve for unfunded commitments was $8.1 million, a $6.7 million increase over $1.5 million at December 31, 2009. Net adjustments to the reserve for unfunded commitments are included in other non-interest expense in the Consolidated Statements of Income. During 2010, we refined our methodology to calculate our unfunded commitment reserves on unfunded commitments to more closely align with the method we use to calculate our general component of our allowance. During 2010, we also increased the reserve to account for one partially drawn letter of credit that was issued on behalf of an obligor where the collectability is in doubt. These factors accounted for most of the increased unfunded commitment reserve during 2010. Unfunded commitments, excluding covered assets, totaled $4.1 billion and $4.0 billion at December 31, 2010 and 2009, respectively.

COVERED ASSETS

Covered assets represent purchased loans and foreclosed loan collateral covered under loss sharing agreements with the FDIC as a result of the 2009 FDIC-assisted acquisition of the former Founders Banks from the FDIC, whereby the FDIC will reimburse us for the majority of future losses incurred on these assets existing at the date of acquisition. Under the terms of the loss-sharing agreements, the FDIC generally will assume 80% of the first $173 million of credit losses and 95% of the credit losses in excess of $173 million.

The carrying amounts of covered assets are presented in the following table:

Table 21

Covered Assets

(Amounts in thousands)

	0000000000	0000000000
	December 31, 2010	December 31, 2009

Commercial loans	$44,812	$78,885
Commercial real estate loans	189,194	226,124
Residential mortgage loans	56,748	60,147
Consumer installment and other loans	9,129	13,438
Foreclosed real estate	32,155	14,770
Assets in lieu	469	560
Estimated loss reimbursement by the FDIC	64,703	108,110

Total covered assets	397,210	502,034
Allowance for covered loan losses	(15,334)	(2,764)

Net covered assets	$381,876	$499,270

Total covered assets decreased by $104.8 million, or 21%, from $502.0 million at December 31, 2009 to $397.2 million at December 31, 2010. The reduction is primarily attributable to $83.1 million in principal paydowns, net of advances, as well as the resulting impact of such on the evaluation of expected cash flows and discount accretion levels. In addition, the estimated loss reimbursement by the FDIC (“the FDIC indemnification receivable”) further contributed to the reduction as a result of loss claims paid by the FDIC. The allowance for covered loan losses increased by $12.5 million to $15.3 million at December 31, 2010 from $2.8 million at December 31, 2009, reflecting a further credit deterioration in expected cash flows on certain pools of covered loans since the date of acquisition. Of the total increase in the allowance for covered loan losses, 80% was offset through the FDIC indemnification receivable and the remaining 20% representing the non-reimbursable portion of the loss share agreement recognized as a charge to provision for loan and covered loan losses on the Consolidated Statements of Income. As of December 31, 2010, the FDIC had reimbursed the Company $78.4 million in losses under the loss share agreements.

The following table presents covered loan delinquencies and nonperforming covered assets for the past two years and excludes purchased impaired loans which are accounted for on a pool basis. Since each pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows, the past due status of the pools, or that of individual loans within the pools, is not meaningful. Because we are recognizing interest income on each pool of loans, they are all considered to be performing. These assets are excluded from the asset quality presentation of our originated loan portfolio, given the loss share indemnification from the FDIC.

Table 22

Past Due Covered Loans and Nonperforming Covered Assets

(Amounts in thousands)

	0000000000	0000000000
	December 31,
	2010	2009
30-59 days past due	$5,885	$8,312
60-89 days past due	2,853	4,992
90 days or more past due and still accruing	-	-
Nonaccrual	16,357	8,306

Total past due and nonperforming covered loans	25,095	21,610
Foreclosed real estate	32,155	14,770

Total past due and nonperforming covered assets	$57,250	$36,380

FUNDING AND LIQUIDITY MANAGEMENT

We have implemented various policies to manage our liquidity position to meet our cash flow requirements and maintain sufficient capacity to meet our clients’ needs and accommodate fluctuations in asset and liability levels due to changes in our business operations as well as unanticipated events. We also have in place contingency funding plans designed to allow us to operate through a period of stress when access to normal sources of funding may be constrained. As part of our asset/liability management strategy, we utilize a variety of funding sources in an effort to optimize the balance of duration risk, cost, liquidity risk and contingency planning.

The Bank’s principal sources of funds are client deposits, including large institutional deposits, wholesale market-based borrowings, capital contributions by the parent company, and cash from operations. The Bank’s principal uses of funds include funding growth in the core asset portfolios, including loans, and to a lesser extent, our investment portfolio, which is used primarily to manage interest rate and liquidity risk. The primary sources of funding for the holding company include dividends when received from its bank subsidiary, and proceeds from the issuance of senior, subordinated and convertible debt, as well as equity. Primary uses of funds for the parent company include repayment of maturing debt, interest paid to our debt holders, dividends paid to stockholders, and subsidiary funding through capital contributions.

We consider client deposits our core funding source. At December 31, 2010, 80% of our total assets were funded by client deposits, compared to 77% at December 31, 2009. We define client deposits as all deposits other than traditional brokered deposits and non-client CDARS®. Time deposits are included as client deposits since these deposits have historically not been volatile deposits for us. Our client deposits are relatively concentrated given the nature of our business model, and we take this into account in managing our liquid asset levels. Liquid assets refer to cash on hand, federal funds sold, as well as available-for-sale securities. Net liquid assets represent the sum of the liquid asset categories less the amount of assets pledged to secure public funds and certain deposits that require collateral. Net liquid assets at the bank subsidiary were $1.8 billion and $1.4 billion at December 31, 2010 and 2009, respectively. We maintain liquidity sufficient to meet client liquidity needs, fund loan growth, selectively purchase securities and investments and opportunistically pay down wholesale funds.

While we first look toward internally generated deposits as our funding source, we utilize wholesale funding, including brokered deposits, as needed to enhance liquidity and to fund asset growth. Brokered deposits are deposits that are sourced from external and unrelated financial institutions by a third-party. This funding requires advance notification to structure the type of deposit desired by the Bank, but brokered deposits can vary in term from one month to several years and have the benefit of being a source of long-term funding. Our asset/liability management policy currently limits our use of brokered deposits, excluding reciprocal CDARS®, to levels no more than 25% of total deposits, and total brokered deposits to levels no more than 40% of total deposits. We do not expect these threshold limitations to limit our ability to grow.

Net cash inflows provided by operations were $208.2 million for the year ended December 31, 2010, compared to $86.6 million for the year ended December 31, 2009. Net cash outflows from investing activities were $504.0 million for the year ended December 31, 2010, compared to $993.0 million for prior year. Cash inflows provided by financing activities for the year ended December 31, 2010 were $410.9 million, compared to $1.2 billion in 2009.

For additional information regarding our investment portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Investment Securities Portfolio”.

Deposits

Total deposits as of December 31, 2010 are summarized in Note 9 of the “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K. The following table provides a comparison of deposits by category over the last three years.

Table 23

Deposits

(Dollars in thousands)

	00000000	00000000	00000000	00000000	00000000	00000000	00000000	00000000
	As of December 31,						% Change
	2010	% of Total	2009	% of Total	2008	% of Total	2010-2009	2009-2008
Non-interest bearing deposits	$2,253,661	21.4	$1,840,900	18.6	$711,693	9.0	22.4	158.7
Interest-bearing deposits	616,761	5.9	752,728	7.6	232,099	2.9	-18.1	224.3
Savings deposits	190,685	1.8	141,614	1.4	15,644	0.2	34.7	805.2
Money market accounts	4,631,138	43.9	3,912,361	39.6	2,748,220	34.5	18.4	42.4
Brokered deposits:
Traditional	329,107	3.1	389,590	3.9	1,481,762	18.6	-15.5	-73.7
Client CDARS® (1)	852,458	8.1	979,728	9.9	678,958	8.5	-13.0	44.3
Non-client CDARS® (1)	269,262	2.6	196,821	2.0	494,048	6.2	36.8	-60.2

Total brokered deposits	1,450,827	13.8	1,566,139	15.8	2,654,768	33.3	-7.4	-41.0
Time deposits	1,392,357	13.2	1,678,172	17.0	1,599,014	20.1	-17.0	5.0

Total deposits	$10,535,429	100.0	$9,891,914	100.0	$7,961,438	100.0	6.5	24.2

Client deposits (2)	$9,937,060		$9,305,503		$5,985,628		6.8	55.5

n/m	Not meaningful
(1)

The CDARS® deposit program is a deposit services arrangement that effectively achieves FDIC deposit insurance for jumbo deposit relationships. These deposits are classified as brokered deposits for regulatory deposit purposes; however, we classify a portion of CDARS® as client CDARS® due to the source being our existing and new client relationships and are, therefore, not traditional ‘brokered’ deposits. We also participate in a non-client CDARS® program that is more like a traditional brokered deposit program in that our relationship is with the underlying depositor.

(2)	Total deposits, net of traditional brokered deposits and non-client CDARS®.

Total deposits at December 31, 2010 increased 7% from year-end 2009 primarily due to growth in money market accounts and non-interest bearing demand deposits, offset by reductions in interest-bearing demand deposits, brokered deposits, and time deposits. Client deposits increased by $631.6 million, or 7%, to $9.9 billion at December 31, 2010 compared to $9.3 billion at December 31, 2009. During 2010, we pursued deposits from existing and new clients, increasing institutional and municipal deposits, and attracting additional business DDA account balances through our enhanced treasury management services. Total non-interest bearing deposits increased $412.8 million, or 22%, at December 31, 2010 from December 31, 2009. Deposit levels have benefited from higher liquidity levels businesses are maintaining generally, as well as our clients’ rotation into more liquid products.

Brokered deposits totaled $1.5 billion at December 31, 2010, down 7% from $1.6 billion at December 31, 2009 and include $1.1 billion in CDARS® deposits, of which $852.5 million are client-related CDARS®. Brokered deposits, excluding client CDARS®, were 6% of total deposits at December 31, 2010 and 2009.

Public balances, denoting the funds held on account for municipalities and other public entities, are included as a part of our total deposits. We enter into specific agreements with certain public customers to pledge collateral, primarily securities, in support of the balances on account. These relationships also provide numerous cross-sell and business referral opportunities. At December 31, 2010, we had public funds on account totaling $937.5 million, of which less than 45% were collateralized with securities. Year-to-year changes in balances are influenced by the tax collection activities of the various municipalities as well as the general level of interest rates.

The following table presents our brokered and time deposits as of December 31, 2010, which are expected to mature during the period specified.

Table 24

Scheduled Maturities of Brokered and Time Deposits

(Dollars in thousands)

	0000000000	0000000000	0000000000
	Brokered	Time	Total
Year ending December 31,
2011:
First quarter	$768,408	$335,211	$1,103,619
Second quarter	227,847	272,936	500,783
Third quarter	148,683	192,501	341,184
Fourth quarter	226,134	228,677	454,811
2012	65,518	203,889	269,407
2013	8,275	41,974	50,249
2014	4,404	24,440	28,844
2015	1,558	92,344	93,902
2016 and thereafter	-	385	385

Total	$1,450,827	$1,392,357	$2,843,184

The following table presents our time deposits of $100,000 or more as of December 31, 2010, which are expected to mature during the period specified.

Table 24.1

Maturities of Time Deposits of $100,000 or More (1)

(Dollars in thousands)

000000000000
December 31, 2010
Maturing within 3 months	$1,001,504
After 3 but within 6 months	412,988
After 6 but within 12 months	698,317
After 12 months	370,500

Total	$2,483,309

(1)	Includes brokered deposits.

Over the past several years, our clients have chosen to keep the maturities of their deposits short. We expect short-term certificates of deposit to be renewed on terms and with maturities similar to those currently in place for at least the near term. In the event that time deposits are not renewed and the funds are withdrawn from the Bank, we expect to replace those deposits with traditional deposits, brokered deposits, borrowed money or capital, or we will liquidate assets to reduce our funding needs.

Our short-term borrowings, another wholesale funding source, include repurchase lines, Federal Fund counterparty lines, the discount window at the Federal Reserve Bank, and the other sources noted below. The following table presents our short-term borrowings for the prior three years.

Table 25

Short-Term Borrowings

(Dollars in thousands)

	000000000	000000000	000000000	000000000	000000000	000000000

	2010		2009		2008
	Amount	Rate (%)	Amount	Rate (%)	Amount	Rate (%)
At year-end:
Securities sold under agreements to repurchase	$-	-	$3,975	0.60	$102,083	1.46
Federal funds purchased	-	-	-	-	200,000	0.36
Federal Home Loan Bank advances	117,620	2.40	211,000	2.74	218,002	2.50
Contingent convertible senior notes	-	-	-	-	114,680	3.63
Credit facility and other borrowings	941	-	-	-	20,000	1.73

Total short-term borrowings	$118,561	2.40	$214,975	2.70	$654,765	1.86

Average for the year:
Securities sold under agreements to repurchase	$2,063	0.59	$33,786	0.24	$56,671	3.59
Borrowings under Federal Reserve Bank programs	-	-	391,027	0.25	-	-
Federal funds purchased	5,589	0.15	45,008	0.48	103,778	2.10
Federal Home Loan Bank advances	171,752	2.95	174,991	2.91	112,750	3.20
Contingent convertible senior notes	-	-	23,600	5.77	113,915	3.63
Credit facility and other borrowings	1,035	-	4,658	8.53	46,630	1.53

Total short-term borrowings	$180,439	2.82	$673,070	1.20	$433,744	2.92

Maximum month-end balance:
Securities sold under agreements to repurchase	$4,629		$102,666		$104,675
Borrowings under Federal Reserve Bank programs	-		700,000		-
Federal funds purchased	-		184,000		300,000
Federal Home Loan Bank advances	237,000		211,000		218,002
Contingent convertible senior notes	-		114,680		114,680
Credit facility and other borrowings	1,944		20,000		120,000

In 2010, we were successful in reducing our reliance on short-term borrowings as a funding source compared to average borrowings during 2009, as client deposit levels that started to build during the second half of 2009 continued to grow in 2010. Short-term borrowings, which in 2010 primarily consisted of Federal Loan Home Bank (“FHLB”) advances that mature in one year or less, totaled $118.6 million at December 31, 2010, decreasing $96.4 million from December 31, 2009. The reduction in borrowings during 2010 is largely attributable to the repayment of maturing FHLB advances. We replaced this funding with increased levels of client deposits. During 2009, the Company participated in the FRB’s Term Auction Facility (“TAF”), a temporary credit program made available to banking institutions as part of the U.S. Government’s economic stabilization initiatives. These borrowings were fully repaid by the Bank during the second half of 2009 and the program itself was discontinued in 2010.

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

The Bank had unused overnight fed funds borrowings available for use of $95.0 million at December 31, 2010 and $376.0 million at December 31, 2009. Our total availability of overnight fed fund borrowings is not a committed line of credit and is dependent upon lender availability. At December 31, 2010, we also had $536.8 million in borrowing capacity through the FRB discount window’s primary credit program, which includes federal term auction facilities, compared to $1.3 billion at December 31, 2009. Our borrowing capacity under this program, which we regard as a contingent funding source, changes each quarter subject to available collateral and FRB discount factors. The reduced availability at the FRB discount window was predominately attributable to fewer loans meeting the FRB pledging guidelines. We continue to add eligible loans to the collateral pool and as of March 1, 2011 we had $796.4 million in borrowing capacity.

Long-term debt which is comprised of junior subordinated debentures, $120.0 million in a subordinated debt facility and the long-term portion of FHLB advances, totaled $414.8 million at December 31, 2010, decreasing $118.2 million from $533.0 million at December 31, 2009. The current year reduction is due to the movement of the current portion of FHLB advances from long-term classification to short-term. The weighted average interest rate of long-term FHLB advances at December 31, 2010 was 4.39% compared to 2.97% at December 31, 2009.

Over the past three years, we merged former bank subsidiaries that were member banks of the FHLB into the PrivateBank-Chicago. The PrivateBank-Chicago is currently not a member bank and until it becomes a member, does not have access to additional FHLB borrowings. Advances prior to the bank mergers remain outstanding until maturity.

During 2010 there was no change in outstanding balances of junior subordinated debentures and the subordinated debt facility, totaling in aggregate $364.8 million at year-end 2009 and 2010. However, effective in the latter part of 2010, the interest rate on $92.8 million of junior subordinated debentures moved from fixed rate to variable in accordance with the original terms of the debentures, effectively reducing interest paid thereon from a weighted average 6.04% at December 31, 2009 to a weighted average 1.92% at December 31, 2010.

Refer to Notes 11 and 12 to the “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K for additional details regarding the junior subordinated debentures and subordinated debt facility.

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

The following table presents our significant fixed and determinable contractual obligations and significant commitments as of December 31, 2010 which are expected to come due and payable during the period specified. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

Table 26

Contractual Obligations, Commitments, Contingencies, and Off-Balance Sheet Items

(Amounts in thousands)

		Payments Due In(2)

	Financial Statement Note Reference(1)	Less Than One Year	One to Three Years	Three to Five Years	Over Five Years	Total

Deposits without a stated maturity	9	$7,692,245	$-	$-	$-	$7,692,245
Time deposits	9	1,029,325	245,863	116,784	385	1,392,357
Brokered deposits(3)	9	1,371,072	73,793	5,962	-	1,450,827
Short-term borrowings	10	118,561	-	-	-	118,561
Long-term debt	11	-	40,000	125,000	249,793	414,793
Operating leases	7	11,039	22,113	22,132	62,352	117,636
Purchase obligations(4)	-	42,435	50,795	54,110	-	147,340

Commitments to extend credit:
Home equity lines	19					175,365
All other commitments	19					3,695,672

Letters of credit:
Standby	19					298,100
Commercial	19					115

(1)	Refer to “Notes to the Consolidated Financial Statements” in Item 8 of this Form 10-K.

(2)

In the banking industry, interest-bearing obligations are principally utilized to fund interest-earning assets. As such, interest charges on related contractual obligations were excluded from reported amounts as the potential cash outflows would have corresponding cash inflows form interest-earning assets.

(3)	Includes $314,000 of unamortized broker commissions.

(4)	Purchase obligations exclude obligations for goods and services that already have been incurred and are reflected on our consolidated statements of financial condition.

Our operating lease obligations represent short- and long-term lease and rental payments for facilities, equipment, and certain software or data processing.

Purchase obligations at December 31, 2010 reflect the minimum obligation under legally binding contracts with contract terms that are both fixed and determinable. Our purchase obligations include payments under, among other things, consulting, outsourcing, data, advertising, sponsorships, software license and telecommunications. Purchase obligations also includes the estimated cash severance amounts (not prohibited under the executive compensation restrictions applicable to TARP CPP participants) due to employees under employment contracts and arrangements, assuming an involuntary termination date of December 31, 2010.

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

As of December 31, 2010, the Company had $631,000 of unrecognized tax benefits (exclusive of net interest expense accruals) that would impact the effective tax rate if recognized in future periods. Because the amount and timing of any future cash settlements cannot be predicted with reasonable certainty, this estimated liability has been excluded from the contractual obligations table above. See Note 15 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K for additional information and disclosure related to uncertain tax positions.

CAPITAL RESOURCES

Equity decreased by $7.7 million, or 0.6%, during 2010 due primarily to a decline in unrealized gains on our available-for-sale securities portfolio recorded in accumulated other comprehensive income.

Capital Issuances

During 2010, we did not have any common or preferred stock offerings. The following is a summary of 2009 capital raising activities.

Issuance of Preferred Stock

In January 2009, we sold 243,815 shares of a newly created class of fixed rate cumulative perpetual preferred stock, Series B to the Treasury as part of the TARP CPP Program. We also issued to the Treasury a ten-year warrant to purchase up to approximately 1.3 million shares of our common stock, or 15% of the aggregate dollar amount of Series B preferred shares purchased by the Treasury, at an exercise price of $28.35 per share. In December 2009 as a result of the completion of the 2009 offerings, the number of shares of common stock issuable upon exercise of the warrant held by the Treasury was reduced by 50% from 1,290,026 to 645,013 shares. The Series B preferred stock and warrants qualify for regulatory Tier 1 capital and the preferred stock may be redeemed at any time subject to regulatory approval. Following a redemption of the preferred stock, the warrants may be liquidated by the Treasury, through either a redemption at market prices or through a sale by the Treasury to a third party. The preferred stock has a dividend rate of 5% for the first five years, increasing to 9% thereafter. Among other things, we are subject to restrictions and conditions including those related to the payment of dividends on our common stock, share repurchases, executive compensation, and corporate governance. We have deployed this new capital mainly to support prudent new lending in the markets we serve. Refer to “2008 Emergency Economic Stabilization Act” (“EESA”) in “Supervision and Regulation” and Note 13 in the “Notes to Consolidated Financial Statements of Item 1 and Item 8, respectively, of this Form 10-K for additional discussion of the CPP and TARP programs.

Issuance of Common Stock

During 2009, we undertook two common equity raises, in addition to converting existing preferred shares to common capital.

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

In June 2009, we amended our amended and restated certificate of incorporation to (1) create a new class of non-voting common stock (the “Non-voting Common Stock”), and (2) amend and restate the Certificate of Designations of the Company’s Series A Junior Nonvoting Preferred Stock (the “Series A Preferred Stock”) to provide, among other things, that the shares of Series A Preferred Stock are convertible only into shares of Non-voting Common Stock. Under the amended terms of the Series A Preferred Stock, each share of Series A Preferred Stock is convertible into one share of Non-voting Common Stock. On June 17, 2009, we issued 1,951,037 shares of Non-voting Common Stock to GTCR upon notice of conversion by GTCR of all of its 1,951.037 shares of Series A Preferred Stock. This transaction resulted in a reclassification of preferred stock capital to common stock capital and did not increase total stockholders’ equity. The shares of Series A Preferred Stock held and converted by GTCR represented all of the authorized, issued and outstanding shares of Series A Preferred Stock on such date. We also entered into an amendment to our existing Preemptive and Registration Rights Agreement with GTCR pursuant to which we agree, among other things, to register the shares of common stock issuable upon conversion of the newly issued shares of Non-voting Common Stock for resale under the Securities Act of 1933.

In November 2009, we closed an underwritten public offering of common stock, which included the full exercise of the underwriters’ overallotment option, and issued a total of approximately 22.2 million shares for net proceeds of approximately $181.2 million after deducting underwriting commissions. Of that amount, approximately $35.3 million was purchased by certain funds managed by GTCR. In addition, GTCR purchased approximately $12.8 million of non-voting common stock of the Company, equating to 1.6 million shares, through an exercise of its existing preemptive rights.

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

Capital Management

Under applicable regulatory capital adequacy guidelines, the Company and the Bank are subject to various capital requirements adopted and administered by the federal banking agencies. These guidelines specify minimum capital ratios calculated in accordance with the definitions in the guidelines, including the leverage ratio which is Tier 1 capital as a percentage of adjusted average assets, and the Tier 1 capital ratio and the total capital ratio each as a percentage of risk-weighted assets and off-balance sheet items that have been weighted according to broad risk categories. These minimum ratios are shown in the table below.

To satisfy safety and soundness standards, banking institutions are expected to maintain capital levels in excess of the regulatory minimums depending on the risk inherent in the balance sheet, regulatory expectations and the changing risk profile of business activities and plans. Under our capital planning policy, we target capital ratios at levels we believe are appropriate based on such risk considerations, taking into account the current operating and economic environment, internal risk guidelines, and our strategic objectives as well as regulatory expectations. At the Bank, primarily due to our recent credit loss experience and levels of non-performing loans, the current minimum capital requirements are ratios of 8.25% Tier 1 leverage and 12.0% total risk-based capital. Our current plans are to continue to manage growth within our existing capital base and we do not currently have plans to raise additional capital in the near term.

The following table presents information about our capital measures and the related regulatory capital guidelines.

Table 27

Capital Measurements

(Dollar amounts in thousands)

	Actual		FRB Guidelines For Minimum Regulatory Capital		Regulatory Minimum For “Well Capitalized” under FDICIA
	December 31, 2010	December 31, 2009	Ratio	Excess Over Regulatory Minimum at 12/31/10	Ratio	Excess Over Well Capitalized under FDICIA at 12/31/10
Regulatory capital ratios:
Total risk-based capital:
Consolidated	14.18%	14.69%	8.00%	$685,215	n/a	n/a
The PrivateBank - Chicago	12.32	12.35	n/a	n/a	10.00%	$256,869
The PrivateBank - Wisconsin	n/a	11.12	n/a	n/a	n/a	n/a

Tier 1 risk-based capital:
Consolidated	12.06	12.32	4.00	892,585	n/a	n/a
The PrivateBank - Chicago	10.19	9.97	n/a	n/a	6.00	463,737
The PrivateBank - Wisconsin	n/a	10.32	n/a	n/a	n/a	n/a

Tier 1 leverage:
Consolidated	10.78	11.17	4.00	839,915	n/a	n/a
The PrivateBank - Chicago	9.11	9.05	n/a	n/a	5.00	508,674
The PrivateBank - Wisconsin	n/a	8.43	n/a	n/a	n/a	n/a

Other capital ratios (consolidated) (1):
Tier 1 common capital (2)	7.69	7.86
Tangible common equity to tangible assets (2)	7.10	7.42
Tangible equity to tangible assets(2)	9.04	9.42
Tangible equity to risk- weighted assets(2)	10.08	10.38

Total equity to total assets	9.85	10.27

(1)	Ratios are not subject to formal FRB regulatory guidance.

(2)	Ratios are non-U.S. GAAP financial measures. Refer to Table 28, “Non-U.S. GAAP Measures” for a reconciliation from non-U.S. GAAP to U.S. GAAP.

As of December 31, 2010, all of our $244.8 million of outstanding junior subordinated deferrable interest debentures held by trusts that issued guaranteed capital debt securities (“Debentures”) are included in Tier 1 capital. The Tier 1 qualifying amount is limited to 25% of Tier 1 capital under FRB regulations. For a full description of our Debentures and contingent convertible senior notes, refer to Notes 11 and 12 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.

For further details of the regulatory capital requirements and ratios as of December 31, 2010 and 2009 for the Company and the Bank, refer to Note 17 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.

Dividends

We declared dividends of $0.04 per common share during 2010. Based on the closing stock price at December 31, 2010 of $14.38, the annualized dividend yield on our common stock was 0.28%. Although we currently intend to continue to pay dividends on our common stock and our preferred stock at the current levels, there can be no assurance that we will continue to do so.

As a result of our participation in the TARP CPP, we are subject to various restrictions on our ability to increase the cash dividends we pay on our common stock above the quarterly rate of $0.075 per share, the rate in effect when our participation in TARP CPP began. In light of the recent losses we have incurred, we provide notice to and obtain approval from the FRB before declaring or paying any dividends. For additional information regarding limitations and restrictions on our ability to pay dividends, refer to the “Supervision and Regulation” and “Risk Factors” sections.

The dividend payout ratio, which represents the percentage of dividends declared to stockholders to earnings per share, was -23.5% for 2010 and -4.2% for 2009. The dividend payout ratio has averaged approximately 7.2% for the past five years.

Stock Repurchase Program

Our ability to repurchase shares of our common stock is subject to the applicable restrictions of the CPP following the sale of the preferred stock to the Treasury under the TARP program. Please refer to EESA in Supervision and Regulation of Item 1 of this Form 10-K for additional discussion of the CPP and TARP programs.

In connection with restrictions on stock repurchases as part of the CPP, we terminated our repurchase program in February 2009. The restrictions on repurchases will not affect our ability to repurchase shares in connection with the administration of our employee benefit plans, as such transactions are in the ordinary course and consistent with our past practice. During 2010, we repurchased 115,461 shares with a value of $13.56 per share with all repurchases associated with shares submitted in satisfaction of taxes and/or exercise price amounts in connection with the settlement of share-based compensation awards.

IMPACT OF INFLATION

Our consolidated financial statements and the related notes thereto included in this report have been prepared in accordance with U.S. generally accepted accounting principles and practices within the banking industry. Under these principles and practices, we are required to measure our financial position in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation.

Unlike many industrial companies, virtually all of our assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on our performance than the general level of inflation. Over short periods of time, interest rates may not necessarily move in the same direction or in the same magnitude as inflation.

NON-U.S. GAAP MEASURES

This report contains both U.S. GAAP and non-U.S. GAAP based financial measures. These non-U.S. GAAP measures include net interest income, net interest margin, net revenue, operating profit, and efficiency ratio all on a fully taxable-equivalent basis; tier 1 common capital, tangible common equity to tangible assets, tangible equity to tangible assets, and tangible equity to risk-weighted assets. We believe that presenting these non-U.S. GAAP financial measures will provide information useful to investors in understanding our underlying operational performance, our business, and performance trends and facilitates comparisons with the performance of others in the banking industry.

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

We also consider various measures when evaluating capital utilization and adequacy, including tier 1 common capital, tangible common equity ratio, tangible equity to tangible assets, and tangible equity to risk-weighted assets, in addition to capital ratios defined by banking regulators. These calculations are intended to complement the capital ratios defined by banking regulators for both absolute and comparative purposes. Certain of these measures exclude the ending balances of goodwill and other intangibles and/or preferred capital components. Because U.S. GAAP does not include capital ratio measures, we believe there are no comparable U.S. GAAP financial measures to these ratios. We believe these non-U.S. GAAP measures are relevant because they reflect the level of capital available to withstand unexpected market conditions. Additionally, presentation of these measures allows readers to compare certain aspects of our capitalization to other companies. However, because there are no standardized definitions for these ratios, our calculations may not be comparable with other companies, and the usefulness of these measures to investors may be limited.

Non-U.S. GAAP financial measures have inherent limitations, are not required to be uniformly applied, and are not audited. Although these non-U.S. GAAP financial measures are frequently used by stakeholders in the evaluation of a company, they have limitations as analytical tools, and should not be considered in isolation or as a substitute for analyses of results as reported under U.S. GAAP. As a result, we encourage readers to consider our Consolidated Financial Statements in their entirety and not to rely on any single financial measure. The following table reconciles Non-U.S. GAAP financial measures to U.S. GAAP:

Table 28

Non-U.S. GAAP Measures

(Amounts in thousands except per share data)

(Unaudited)

	Years Ended December 31,
	2010	2009	2008	2007	2006
Taxable-equivalent interest income
U.S. GAAP net interest income	$400,957	$324,984	$190,395	$127,038	$117,474
Taxable-equivalent adjustment	3,577	3,612	3,857	4,274	4,571

Taxable-equivalent net interest income (a)	$404,534	$328,596	$194,252	$131,312	$122,045

Average Earning Assets (b)	$11,978,364	$10,740,119	$7,111,380	$4,180,179	$3,523,405

Net Interest Margin ((a)annualized) / (b)	3.38%	3.06%	2.73%	3.14%	3.46%

Net Revenue
Taxable-equivalent net interest income (a)	$404,534	$328,596	$194,252	$131,312	$122,045
U.S. GAAP non-interest income	93,246	71,470	41,316	26,274	23,162

Net revenue	$497,780	$400,066	$235,568	$157,586	$145,207

Operating Profit
Taxable-equivalent net interest income (a)	$404,534	$328,596	$194,252	$131,312	$122,045
U.S. GAAP non-interest income	93,246	71,470	41,316	26,274	23,162
Less: U.S. GAAP non-interest expense	299,598	247,415	196,125	122,409	79,066

Operating profit	$198,182	$152,651	$39,443	$35,177	$66,141

Efficiency Ratio
U.S. GAAP non-interest expense (c)	$299,598	$247,415	$196,125	$122,409	$79,066

Taxable-equivalent net interest income (a)	$404,534	$328,596	$194,252	$131,312	$122,045
U.S. GAAP non-interest income	93,246	71,470	41,316	26,274	23,162

Net revenue (d)	$497,780	$400,066	$235,568	$157,586	$145,207

Efficiency ratio (c) / (d)	60.19%	61.84%	83.26%	77.68%	54.45%

	Years Ended December 31,
	2010	2009	2008	2007	2006
Tier 1 Common Capital
U.S. GAAP total equity	$1,227,910	$1,235,616	$605,566	$501,972	$297,124
Trust preferred securities	244,793	244,793	192,667	101,033	97,102
Less: unrealized gains on available-for-sale securities	20,078	27,896	27,568	7,934	5,871
Less: disallowed deferred tax assets	5,377	7,619	-	-	-
Less: goodwill	94,621	94,671	95,045	93,341	93,043
Less: other intangibles	16,840	18,485	6,544	6,457	7,423

Tier 1 risk-based capital	1,335,787	1,331,738	669,076	495,273	287,889
Less: preferred stock	238,903	237,487	58,070	41,000	-
Less: trust preferred securities	244,793	244,793	192,667	101,033	97,102
Less: noncontrolling interests	33	33	33	33	-

Tier 1 common capital (e)	$852,058	$849,425	$418,306	$353,207	$190,787

Tangible Common Equity
U.S. GAAP total equity	$1,227,910	$1,235,616	$605,566	$501,972	$297,124
Less: goodwill	94,621	94,671	95,045	93,341	93,043
Less: other intangibles	16,840	18,485	6,544	6,457	7,423

Tangible equity (f)	1,116,449	1,122,460	$503,977	402,174	196,658
Less: preferred stock	238,903	237,487	58,070	41,000	-

Tangible common equity (g)	$877,546	$884,973	$445,907	$361,174	$196,658

Tangible Assets
U.S. GAAP total assets	$12,465,621	$12,032,584	$10,005,519	$4,989,203	$4,262,075
Less: goodwill	94,621	94,671	95,045	93,341	93,043
Less: other intangibles	16,840	18,485	6,544	6,457	7,423

Tangible assets (h)	$12,354,160	$11,919,428	$9,903,930	$4,889,405	$4,161,609

Risk-weighted Assets (i)	$11,080,051	$10,812,520	$9,210,473	$4,337,498	$3,569,696

Period-end Common Shares Outstanding (j)	71,327	71,332	33,568	28,075	20,035

Ratios:
Tier 1 common capital (e) / (i)	7.69%	7.86%	4.54%	8.14%	5.34%
Tangible equity to tangible assets (f) / (h)	9.04%	9.42%	5.09%	8.23%	4.73%
Tangible equity to risk-weighted assets (f) / (i)	10.08%	10.38%	5.47%	9.27%	5.51%

Tangible common equity to tangible assets (g) / (h)	7.10%	7.42%	4.50%	7.39%	4.73%
Tangible book value (g) / (j)	$12.30	$12.41	$13.28	$12.86	$9.82

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements are prepared in accordance with U.S. GAAP, and our accounting policies are consistent with predominant practices in the financial services industry. Critical accounting policies are those policies that require management to make the most significant estimates, assumptions, and judgments based on information available at the date of the financial statements that affect the amounts reported in the financial statements and accompanying notes. Future changes in information may affect these estimates, assumptions, and judgments, which, in turn, may affect amounts reported in the consolidated financial statements.

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

Allowance for Loan Losses

We maintain an allowance for loan losses at a level management believes is sufficient to absorb credit losses inherent in our loan portfolio. The allowance for loan losses is assessed quarterly and represents an accounting estimate of probable losses in the portfolio at each balance sheet date based on a review of available and relevant information at that time. The allowance contains provisions for probable losses that have been identified relating to specific borrowing relationships that are considered to be impaired (“the asset-specific component”), as well as probable losses inherent in our loan portfolio that are not specifically identified (“the general allocated component”), which is determined using a methodology that is a function of quantitative and qualitative factors applied to segments of our loan portfolio and management’s judgment.

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

At the time a collateral-dependent loan is initially determined to be impaired, we review the existing collateral appraisal. If the most recent appraisal is greater than a year old, a new appraisal is obtained on the underlying collateral. Appraisals on impaired collateral-dependent loans are reviewed as received and again at each succeeding six-month interval. If during the course of the six-month review period there is evidence supporting a meaningful decline in the value of collateral, a new appraisal is required to support the value of the impaired loan.

To determine the general allocated component of the allowance for loan losses, we aggregate loans by originating line of business for reserve purposes because of observable similarities in the performance experience of loans underwritten by the business units. Loans originated by the business units that existed prior to the strategic changes in 2007 are considered “legacy” loans. Loans originated by a business unit that was established in connection with or following the business transformation plan are considered “transformational” loans. Renewals or restructurings of legacy loans may continue to be evaluated as legacy loans depending on the details of the individual note’s structure or defining characteristics. The Company has implemented a line of business model that has reorganized the legacy business units so that after 2009, all new loan originations are considered transformational. The methodology produces an estimated range of potential loss exposure for the product types within our transformational and legacy loan portfolios. We consider the appropriate place within or outside the ranges based on a variety of internal and external quantitative and qualitative factors to reflect data or timeframes not captured by the model that includes market and economic data and management judgment. We also assess the general allocated component estimate in total and consider whether, based on management’s judgment, any upwards or downwards adjustment is appropriate based on general and industry specific economic data and indicators.

Determination of the allowance is inherently subjective, as it requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends, all of which may be susceptible to significant change.

Credit exposures deemed to be uncollectible are charged-off against the allowance, while recoveries of amounts previously charged-off are credited to the allowance. A provision for loan losses, which is a charge against earnings, is recorded to bring the allowance for loan losses to a level that, in management’s judgment is appropriate to absorb probable losses in the loan portfolio as of the balance sheet date.

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

Goodwill is allocated to business segments at acquisition. Fair values of reporting units are determined using a combination of market-based valuation multiples for comparable businesses if available and discounted cash flow analyses based on internal financial forecasts. If the fair value of a reporting unit exceeds its net book value, goodwill is considered not to be impaired.

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

Goodwill impairment testing is considered a “critical accounting estimate” as estimates and assumptions are made about future performance and cash flows, as well as other prevailing market factors. For our annual impairment testing, we engage an independent valuation firm to assist in the computation of the fair value estimates of each reporting unit as part of its impairment assessment. In connection with obtaining an independent third party valuation, management provides certain information and assumptions that are utilized in the implied fair value calculation. Assumptions critical to the process include discount rates, asset and liability growth rates, and other income and expense estimates. We provide the best information available at the time to estimate future performance for each reporting unit.

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

Income Taxes

The determination of income tax expense or benefit, and the amounts of current and deferred income tax assets and liabilities are based on a complex analyses of many factors, including interpretation of federal and state income tax laws, current financial accounting standards, the difference between tax and financial reporting bases of assets and liabilities (temporary differences), assessments of the likelihood that the reversals of deferred deductible temporary differences will yield tax benefits, and estimates of reserves required for tax uncertainties.

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

Temporary differences may give rise to deferred tax assets or liabilities, which are recorded on our Consolidated Statements of Financial Condition. We assess the likelihood that deferred tax assets will be realized in future periods based on weighing both positive and negative evidence and establish a valuation allowance for those deferred tax assets for which recovery is unlikely, based on a standard of “more likely” than not. In making this assessment, we must make judgments and estimates regarding the ability to realize these assets through: (a) the future reversal of existing taxable temporary differences, (b) future taxable income, (c) the possible application of future tax planning strategies, and (d) carryback to taxable income in prior years. We have not established a valuation allowance relating to our deferred tax assets at December 31, 2010. However, there is no guarantee that the tax benefits associated with these deferred tax assets will be fully realized. We have concluded, as of December 31, 2010, that it is more likely than not that such tax benefits will be realized.

In the preparation of income tax returns, tax positions are taken based on interpretation of federal and state income tax laws for which the outcome of such positions may not be certain. We periodically review and evaluate the status of uncertain tax positions and may establish tax reserves for tax benefits that may not be realized. The amount of any such reserves are based on the standards for determining such reserves as set forth in current accounting guidance and our estimates of amounts that may ultimately be due or owed (including interest). These estimates may change from time to time based on our evaluation of developments subsequent to the filing of the income tax return, such as tax authority audits, court decisions or other tax law interpretations. There can be no assurance that any tax reserves will be sufficient to cover tax liabilities that may ultimately be determined to be owed. At December 31, 2010, we had $631,000 of tax reserves established relating to uncertain tax positions that would favorably affect the Company’s effective tax rate if recognized in future periods.

For additional discussion of income taxes, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 1 and 15 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a continuing part of our financial strategy and in accordance with our asset/liability management policies, we attempt to manage the impact of fluctuations in market interest rates on our net interest income. This effort entails providing a reasonable balance between interest rate risk, credit risk, liquidity risk and maintenance of yield. Our asset/liability management policies set standards within which we are expected to operate and include guidelines for exposure to interest rate fluctuations, liquidity, asset limits as a percentage of funding sources, exposure to correspondent banks and brokers, and reliance on non-core deposits. Our asset/liability management policies also establish criteria by which we may purchase securities which include approved types of securities, brokerage sources, terms of investment, quality standards, and diversification.

We attempt to structure our assets and liabilities to mitigate the risk of either a rising or falling interest rate environment. Depending upon our assessment of economic factors such as the magnitude and direction of projected interest rates over the short- and long-term, we generally operate within the guidelines set by our asset/liability management policies and attempt to maximize our returns within an acceptable degree of risk. We have not used hedging activities as part of our asset/liability management in recent years, but may pursue hedging strategies, as appropriate, to augment our risk management in the future.

Interest rate changes do not affect all categories of assets and liabilities equally or simultaneously. There are other factors that are difficult to measure and predict that would influence the effect of interest rate fluctuations on our Consolidated Statements of Income.

Our primary method of estimating the potential impact of interest rate changes on our income statement is through the use of a simulation model based on our interest-earning asset and interest-bearing liability portfolios, assuming the size of these portfolios remains constant throughout the twelve month measurement period. The simulation assumes that assets and liabilities accrue interest on their current pricing basis. Assets and liabilities then re-price based on current terms and remain at that interest rate through the end of the measurement period. The model attempts to illustrate the potential change in net interest income if the foregoing occurred. The following table shows the estimated impact of an immediate change in interest rates as of December 31, 2010 and December 31, 2009.

Analysis of Net Interest Income Sensitivity

(Dollars in thousands)

	Immediate Change in Rates

	-50	+50	+100	+200	+300
December 31, 2010:
Dollar change	$(8,800)	$12,245	$25,144	$53,152	$84,492
Percent change	-2.3%	3.1%	6.5%	13.7%	21.7%
December 31, 2009:
Dollar change	$6,623	$21,576	$31,959	$54,568	$79,604
Percent change	1.8%	5.8%	8.6%	14.7%	21.5%

The estimated impact to our net interest income over a one year period is reflected in dollar terms and percentage change. As an example, this table illustrates that if there had been an instantaneous parallel shift in the yield curve of +100 basis points on December 31, 2010, net interest income would increase by $25.1 million or 6.5% over a one-year period, as compared to a net interest income increase of $32.0 million or 8.6% if there had been an instantaneous parallel shift of +100 basis points at December 31, 2009.

Changes in the effect on net interest income at December 31, 2010, compared to December 31, 2009 are due to the timing and nature of the re-pricing of rate sensitive assets to rate sensitive liabilities within the one year time frame. Interest rate sensitivity declined in 2010 compared to 2009, except at +300 basis points where sensitivity increased, as measured by the percent of change in interest income and in absolute dollar impact. The decline is due to several factors including a general decline in interest rates which had the effect of triggering a greater proportion of loan floors, transforming previously floating loans into fixed rate loans with less interest sensitivity. In addition, as the investment portfolio has become a greater percentage of our asset base with a longer duration than the loan portfolio, it has lowered overall sensitivity to interest rate risk within the asset portfolio. Further, growth within money market deposits and reductions in time deposits has resulted in a more rate sensitive liability portfolio, which offsets the sensitivity of the asset base. The net result of these changes is a reduction in interest rate sensitivity.

The preceding sensitivity analysis is based on numerous assumptions including: the nature and timing of interest rate levels including the shape of the yield curve, prepayments on loans and securities, pricing decisions on loans and deposits, reinvestment/replacement of asset and liability cash flows and others. While our assumptions are developed based upon current economic and local market conditions, we cannot make any assurances as to the predictive nature of these assumptions including how client preferences or competitor influences might change.

We continue to monitor our rate shock reports to detect changes to our exposure to fluctuating rates. We have the ability to shorten or lengthen maturities on newly acquired assets, purchase or sell investment securities, or seek funding sources with different maturities in order to change our asset and liability structure for the purpose of mitigating the effect of interest rate risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of PrivateBancorp, Inc.:

We have audited the accompanying consolidated statements of financial condition of PrivateBancorp, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in equity and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of PrivateBancorp, Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PrivateBancorp, Inc. and subsidiaries as of December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PrivateBancorp, Inc’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2011 expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP

Chicago, Illinois

March 1, 2011

PRIVATEBANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Amounts in thousands)

	December 31,
	2010	2009
Assets
Cash and due from banks	$112,772	$320,160
Federal funds sold and other short-term investments	541,316	218,935
Loans held for sale	30,758	28,363
Securities available-for-sale, at fair value	1,881,786	1,569,541
Non-marketable equity investments	23,537	29,413
Loans – excluding covered assets, net of unearned fees	9,114,357	9,046,625
Allowance for loan losses	(222,821)	(221,688)

Loans, net of allowance for loan losses and unearned fees	8,891,536	8,824,937
Covered assets	397,210	502,034
Allowance for covered loan losses	(15,334)	(2,764)

Covered assets, net of allowance for covered loan losses	381,876	499,270
Other real estate owned, excluding covered assets	88,728	41,497
Premises, furniture, and equipment, net	40,975	41,344
Accrued interest receivable	33,854	35,562
Investment in bank owned life insurance	49,408	47,666
Goodwill	94,621	94,671
Other intangible assets	16,840	18,485
Derivative assets	100,250	71,540
Other assets	177,364	191,200

Total assets	$12,465,621	$12,032,584

Liabilities
Demand deposits:
Non-interest-bearing	$2,253,661	$1,840,900
Interest-bearing	616,761	752,728
Savings deposits and money market accounts	4,821,823	4,053,975
Brokered deposits	1,450,827	1,566,139
Time deposits	1,392,357	1,678,172

Total deposits	10,535,429	9,891,914
Short-term borrowings	118,561	214,975
Long-term debt	414,793	533,023
Accrued interest payable	5,968	9,673
Derivative liabilities	102,018	71,958
Other liabilities	60,942	75,425

Total liabilities	11,237,711	10,796,968

Equity
Preferred stock – Series B	238,903	237,487
Common stock:
Voting	67,436	66,908
Nonvoting	3,536	3,536
Treasury stock	(20,054)	(18,489)
Additional paid-in capital	954,977	940,338
Accumulated deficit	(36,999)	(22,093)
Accumulated other comprehensive income, net of tax	20,078	27,896

Total stockholders’ equity	1,227,877	1,235,583

Noncontrolling interests	33	33

Total equity	1,227,910	1,235,616

Total liabilities and equity	$12,465,621	$12,032,584

See accompanying notes to consolidated financial statements.

PRIVATEBANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION – (Continued)

(Amounts in thousands, except per share data)

	December 31, 2010			December 31, 2009
	Preferred Stock-Series B	Common Stock		Preferred Stock-Series B	Common Stock
		Voting	Nonvoting		Voting	Nonvoting
Per Share Data
Par value	None	None	None	None	None	None
Liquidation value	$1,000	n/a	n/a	$1,000	n/a	n/a
Stated value	None	$1.00	$1.00	None	$1.00	$1.00
Share Balances
Shares authorized	1,000	174,000	5,000	1,000	84,000	5,000
Shares issued	244	68,443	3,536	244	68,333	3,536
Shares outstanding	244	67,791	3,536	244	67,796	3,536
Treasury shares	—	652	—	—	537	—

n/a Not applicable

See accompanying notes to consolidated financial statements.

PRIVATEBANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

	Years ended December 31,
	2010	2009	2008
Interest Income
Loans, including fees	$434,884	$411,830	$367,104
Federal funds sold and other short-term investments	1,950	1,112	1,145
Securities:
Taxable	64,316	58,663	28,657
Exempt from Federal income taxes	6,775	7,107	8,477

Total interest income	507,925	478,712	405,383

Interest Expense
Interest-bearing demand deposits	3,148	2,646	1,515
Savings deposits and money market accounts	34,431	29,635	48,880
Brokered and time deposits	36,458	79,335	126,316
Short-term borrowings	5,088	8,094	12,787
Long-term debt	27,843	34,018	25,490

Total interest expense	106,968	153,728	214,988

Net interest income	400,957	324,984	190,395
Provision for loan and covered loan losses	194,541	199,419	189,579

Net interest income after provision for loan and covered loan losses	206,416	125,565	816

Non-interest Income
Wealth management	18,140	15,459	16,968
Mortgage banking	10,187	8,930	4,158
Capital markets products	14,286	17,150	11,049
Treasury management	16,920	10,148	2,369
Bank owned life insurance	1,742	1,728	1,809
Other income, service charges and fees	19,789	11,659	4,453
Net securities gains	12,182	7,381	510
Early extinguishment of debt	—	(985)	—

Total non-interest income	93,246	71,470	41,316

Non-interest Expense
Salaries and employee benefits	149,863	123,653	116,678
Net occupancy expense	29,935	26,170	17,098
Technology and related costs	10,224	10,599	6,310
Marketing	8,501	9,843	10,425
Professional services	12,931	16,327	13,954
Investment manager expenses	2,467	2,322	3,299
Net foreclosed property expenses	15,192	5,675	6,217
Supplies and printing	1,209	1,465	1,627
Postage, telephone, and delivery	3,659	3,060	2,226
Insurance	26,534	22,607	7,408
Amortization of intangibles	1,645	1,737	1,164
Loan and collection expense	14,623	9,617	3,023
Other expenses	22,815	14,340	6,696

Total non-interest expense	299,598	247,415	196,125

Income (loss) before income taxes	64	(50,380)	(153,993)
Income tax benefit	(1,737)	(20,564)	(61,357)

Net income (loss)	1,801	(29,816)	(92,636)
Net income attributable to noncontrolling interests	284	247	309

Net income (loss) attributable to controlling interests	1,517	(30,063)	(92,945)
Preferred stock dividends and discount accretion	13,607	12,443	546

Net loss available to common stockholders	$(12,090)	$(42,506)	$(93,491)

Per Common Share Data
Basic	$(0.17)	$(0.95)	$(3.16)
Diluted	$(0.17)	$(0.95)	$(3.16)
Common dividends per share	$0.04	$0.04	$0.30
Weighted-average common shares outstanding	70,024	44,516	29,553
Weighted-average diluted common shares outstanding	70,024	44,516	29,553

See accompanying notes to consolidated financial statements.

PRIVATEBANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts in thousands, except per share data)

	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Non-controlling Interests	Total

Balance at January 1, 2008	$41,000	$27,225	$(13,559)	$313,807	$125,532	$7,934	$33	$501,972

Comprehensive Income:
Net (loss) income	—	—	—	—	(92,945)	—	309	(92,636)
Other comprehensive income (1)	—	—	—	—	—	19,634	—	19,634

Total comprehensive loss								(73,002)
Cash dividends:
Common stock ($0.30 per share)	—	—	—	—	(9,676)	—	—	(9,676)
Preferred stock	—	—	—	—	(546)	—	—	(546)
Issuance of preferred stock	17,070	—	—	—	—	—	—	17,070
Issuance of common stock	—	4,569	—	144,049	—	—	—	148,618
Common stock issued under benefit plans	—	674	—	3,622	—	—	—	4,296
Excess tax benefit from shared-based compensation	—	—	—	2,065	—	—	—	2,065
Stock repurchased in connection with benefit plans	—	—	(3,726)	—	—	—	—	(3,726)
Share-based compensation expense	—	—	—	18,804	—	—	—	18,804
Noncontrolling interests distributions	—	—	—	—	—	—	(309)	(309)

Balance at December 31, 2008	$58,070	$32,468	$(17,285)	$482,347	$22,365	$27,568	$33	$605,566
Comprehensive Income:
Net (loss) income	—	—	—	—	(30,063)	—	247	(29,816)
Other comprehensive income (1)	—	—	—	—	—	328	—	328

Total comprehensive loss								(29,488)
Cash dividends:
Common stock ($0.04 per share)	—	—	—	—	(1,951)	—	—	(1,951)
Preferred stock	—	—	—	—	(11,214)	—	—	(11,214)
Issuance of preferred stock	236,257	—	—	—	—	—	—	236,257
Conversion of preferred stock to common stock	(58,070)	1,951	—	56,116	—	—	—	(3)
Issuance of common stock	—	35,674	—	373,981	—	—	—	409,655
Issuance of common stock warrants	—	—	—	7,558	—	—	—	7,558
Accretion of preferred stock discount	1,230	—	—	—	(1,230)	—	—	—
Common stock issued under benefit plans	—	351	—	775	—	—	—	1,126
Shortfall tax benefit from shared-based compensation	—	—	—	(1,135)	—	—	—	(1,135)
Stock repurchased in connection with benefit plans	—	—	(1,204)	—	—	—	—	(1,204)
Share-based compensation expense	—	—	—	20,696	—	—	—	20,696
Noncontrolling interests distributions	—	—	—	—	—	—	(247)	(247)

Balance at December 31, 2009	$237,487	$70,444	$(18,489)	$940,338	$(22,093)	$27,896	$33	$1,235,616

(1)	Net of taxes and reclassification adjustments.

See accompanying notes to consolidated financial statements.

PRIVATEBANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY – (Continued)

(Amounts in thousands, except per share data)

	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Non- controlling Interests	Total

Balance at December 31, 2009	$237,487	$70,444	$(18,489)	$940,338	$(22,093)	$27,896	$33	$1,235,616
Comprehensive Income:
Net income	—	—	—	—	1,517	—	284	1,801
Other comprehensive loss (1)	—	—	—	—	—	(7,818)		(7,818)

Total comprehensive loss	—	—	—	—	—	—	—	(6,017)
Cash dividends:
Common stock ($0.04 per share)	—	—	—	—	(2,816)	—	—	(2,816)
Preferred stock	—	—	—	—	(12,191)	—	—	(12,191)
Issuance of common stock	—	—	—	(178)	—	—	—	(178)
Accretion of preferred stock discount	1,416	—	—	—	(1,416)	—	—	—
Common stock issued under benefit plans	—	521	—	1,286	—	—	—	1,807
Shortfall tax benefit from shared-based compensation	—	—	—	(3,564)	—	—	—	(3,564)
Stock repurchased in connection with benefit plans	—	—	(1,565)	—	—	—	—	(1,565)
Share-based compensation expense	—	7	—	17,095	—	—	—	17,102
Noncontrolling interests distributions	—	—	—	—	—	—	(284)	(284)

Balance at December 31, 2010	$238,903	$70,972	$(20,054)	$954,977	$(36,999)	$20,078	$33	$1,227,910

(1)	Net of taxes and reclassification adjustments.

See accompanying notes to consolidated financial statements.

PRIVATEBANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Years ended December 31,
	2010	2009	2008
Operating Activities
Net income (loss)	$1,517	$(30,063)	$(92,945)
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and covered loan losses	194,541	199,419	189,579
Depreciation of premises, furniture, and equipment	7,851	6,447	5,280
Net amortization of premium on securities	7,648	1,487	10
Net gains on securities	(12,182)	(7,381)	(510)
Net losses (gains) on sale of other real estate owned	1,352	(936)	(483)
Net accretion of discount on covered assets	(18,844)	(14,497)	—
Bank owned life insurance income	(1,742)	(1,728)	(1,809)
Net increase in deferred loan fees	4,145	8,589	18,788
Share-based compensation expense	17,501	20,596	19,692
Net increase in deferred income taxes	(17,227)	(64,810)	(36,725)
Net amortization of other intangibles	1,645	1,737	1,164
Change in loans held for sale	(2,395)	(3,854)	2,276
Correction of Lodestar goodwill	—	—	(1,704)
Fair market value adjustments on derivatives	1,350	(1,080)	1,518
Net decrease (increase) in accrued interest receivable	1,708	(1,280)	(10,138)
Net (decrease) increase in accrued interest payable	(3,705)	(27,950)	21,527
Net decrease (increase) in other assets	40,390	(17,070)	(88,858)
Net (decrease) increase in other liabilities	(15,378)	19,002	538

Net cash provided by operating activities	208,175	86,628	27,200

Investing Activities
Securities:
Proceeds from maturities, repayments, and calls	423,304	363,380	97,215
Proceeds from sales	432,895	265,778	55,520
Purchases	(1,178,673)	(592,659)	(1,022,061)
Net loan principal advanced	(393,615)	(1,163,725)	(3,968,352)
Cash and cash equivalents received in FDIC-assisted acquisition	—	46,460	—
Net decrease in covered assets	133,721	65,540	—
Proceeds from sale of other real estate owned	85,809	35,720	17,837
Net purchases of premises, furniture, and equipment	(7,482)	(13,502)	(13,881)

Net cash used in investing activities	(504,041)	(993,008)	(4,833,722)

Financing Activities
Net increase in deposit accounts	643,515	1,125,691	4,200,257
Net (decrease) increase in short-term borrowings	(3,034)	(433,080)	86,310
Proceeds on FHLB advances	—	100,000	379,000
Repayment of FHLB advances	(211,000)	(218,000)	(40,500)
Proceeds from the issuance of long-term debt	—	—	263,760
Repayment of long-term debt	—	—	(75,000)
Proceeds from the issuance of preferred stock and common stock warrant	—	243,815	17,070
(Payments for) proceeds from the issuance of common stock	(178)	409,655	148,618
Stock repurchased in connection with benefit plans	(1,565)	(1,204)	(3,726)
Cash dividends paid	(15,122)	(11,628)	(9,944)
Exercise of stock options and restricted share activity	1,807	1,126	4,296
(Shortfall) excess tax benefit from exercise of stock options and release of restricted share activity	(3,564)	(1,135)	2,065

Net cash provided by financing activities	410,859	1,215,240	4,972,206

Net increase in cash and cash equivalents	114,993	308,860	165,684
Cash and cash equivalents at beginning of year	539,095	230,235	64,551

Cash and cash equivalents at end of year	$654,088	$539,095	$230,235

Cash paid during year for:
Interest	110,673	181,678	193,461
Income taxes	8,067	8,930	5,220

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations – PrivateBancorp, Inc. (“PrivateBancorp” or the “Company”) was incorporated in Delaware in 1989 and became a holding company registered under the Bank Holding Company Act of 1956, as amended. The PrivateBank and Trust Company (“PrivateBank-Chicago” or the “Bank”), the sole banking subsidiary of PrivateBancorp, was opened in Chicago in 1991. The Company completed its initial public offering in June of 1999. The Bank provides customized business and personal financial services to middle-market companies and business owners, executives, entrepreneurs and families in seven geographic markets in the Midwest, as well as Denver and Atlanta. The majority of the Bank’s business is conducted in the greater Chicago market.

Principles of Consolidation – The accompanying consolidated financial statements include the accounts and results of operations of the Company and its wholly owned subsidiaries after elimination of all significant intercompany accounts and transactions. Assets held in a fiduciary or agency capacity are not assets of the subsidiaries and, accordingly, are not included in the consolidated financial statements.

Basis of Presentation – Certain reclassifications have been made to prior year amounts to conform to the current year presentation. For purposes of the Consolidated Statements of Cash Flows, management has defined cash and cash equivalents to include cash and due from banks, federal funds sold, and other short-term investments. Generally, federal funds are sold for one-day periods, but not longer than 30 days. Short-term investments generally mature in less than 30 days. We use the accrual basis of accounting for financial reporting purposes.

In preparing the consolidated financial statements, we have considered the impact of events occurring subsequent to December 31, 2010 for potential recognition or disclosure in this annual report on Form 10-K.

Use of Estimates – The accounting and reporting policies of the Company and its subsidiaries conform to U.S. generally accepted accounting principles (“U.S. GAAP”) and general practice within the banking industry. The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The following is a summary of the significant accounting policies adhered to in the preparation of the consolidated financial statements.

Business Combinations – Business combinations are accounted for under the purchase method of accounting. Under the purchase method, assets and liabilities of the business acquired are recorded at their estimated fair value as of the date of acquisition, with any excess of the cost of the acquisition over the fair value of the net tangible and identifiable intangible assets acquired recorded as goodwill. Results of operations of the acquired business are included in the Consolidated Statements of Income from the effective date of acquisition.

Investment Securities Available-for-Sale – At the time of purchase, investment securities are classified as available-for-sale as management has the intent and ability to hold such securities for an indefinite period of time, but not necessarily to maturity. Any decision to sell available-for-sale securities would be based on various factors, including, but not limited to asset/liability management strategies, changes in interest rates or prepayment risks, liquidity needs, or regulatory capital considerations. Available-for-sale securities are carried at fair value with unrealized gains and losses, net of related deferred income taxes, recorded in equity as a separate component of other comprehensive income (“OCI”).

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

Purchases and sales of securities are recognized on a trade date basis. Realized securities gains or losses are reported in net securities gains (losses) in the Consolidated Statements of Income. The cost of securities sold is based on the specific identification method. On a quarterly basis, we make an assessment to determine whether there have been any events or circumstances to indicate that a security for which there is an unrealized loss is impaired on an other-than-temporary (“OTTI”) basis. This determination requires significant judgment. OTTI is considered to have occurred (1) if management intends to sell the security, (2) if it is more likely than not we will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of the expected cash flows is not sufficient to recover the entire amortized cost basis. For debt securities that we do not expect to sell or it is not more likely than not to be required to sell, the OTTI is separated into credit and noncredit components. The credit-related OTTI, represented by the expected loss in principal, is recognized in non-interest income, while noncredit-related OTTI is recognized in OCI. Noncredit-related OTTI results from other factors, including increased liquidity spreads and extension of the security. For securities which we do expect to sell, all OTTI is recognized in earnings. Presentation of OTTI is made in the income statement on a gross basis with a reduction for the amount of OTTI recognized in OCI. Once an other-than-temporary impairment is recorded, when future cash flows can be reasonably estimated, future cash flows are re-allocated between interest and principal cash flows to provide for a level-yield on the security.

Loans Held for Sale – Loans held for sale (“LHFS”) represent mortgage loan originations intended to be sold in the secondary market and other loans that management has an active plan to sell. LHFS are carried at the lower of cost or fair value as determined on an aggregate basis by type of loan or carried at fair value where the Company has elected fair value accounting. The credit component of any write-down upon transfer of loans to LHFS is reflected in charge-offs. Where an election is made to subsequently carry the LHFS at fair value, any further decreases or subsequent increases in fair value are recognized in non-interest income on the Consolidated Statements of Income.

Where an election is made to subsequently carry LHFS at lower of cost or fair value (as is the case with mortgage loan originations), any decreases in value below cost are recognized in mortgage banking revenue in the Consolidated Statements of Income and increases in fair value above cost are not recognized until the loans are sold. Fair value is determined based on quoted market rates or, in the case where a firm commitment has been made to sell the loan, the firm committed price. Gains and losses on the disposition of loans held for sale are determined on the specific identification method. Mortgage loans sold in the secondary market are sold without retaining servicing rights.

Loans – Loans are carried at the principal amount outstanding, net of unearned income, net deferred loan fees or costs, and any direct principal charge-offs. Interest income on loans is accrued based on principal amounts outstanding. Loan origination fees, fees for commitments that are expected to be exercised and certain direct loan origination costs are deferred and the net amount amortized over the estimated life of the related loan or commitment period as a yield adjustment. Other credit-related fees are recognized as fee income when earned.

Delinquent and Nonaccrual Loans – Loans are considered past due or delinquent if the required principal and interest payments have not been received as of the date such payment is due. Generally, loans (including impaired loans) are placed on nonaccrual status: (a) when either principal or interest payments are 90 days or more past due based on contractual terms; or (b) when an individual analysis of a borrower’s creditworthiness indicates a loan should be placed on nonaccrual status rather than waiting until the loan becomes 90 days past due. When a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the allowance for loan losses. Subsequent receipts on nonaccrual loans are recorded as a reduction of principal, and interest income may only be recorded on a cash basis after recovery of principal is reasonably assured. Nonaccrual loans are returned to accrual status when all delinquent principal and interest payments become current in accordance with the terms of the loan agreement and when the financial position of the borrower and other relevant factors indicate there is no longer doubt as to such collectability.

Loans are generally charged-off when deemed uncollectible. A loss is recorded at that time if the net realizable value can be quantified and it is less than the associated principal and interest.

Impaired Loans – A loan is considered impaired when, based on current information and events, management believes that it is probable that we will be unable to collect all amounts due (both principal and interest) according to the contractual terms of the loan agreement. Once a loan is determined to be impaired, the amount of impairment is measured based on the loan’s observable fair value, the fair value of the underlying collateral less selling costs if the loan is collateral dependent, or the present value of expected future cash flows discounted at the loan’s effective interest rate. For financial reporting purposes, impaired loans include nonaccrual loans and loans classified as a troubled debt restructuring.

If the measurement of the impaired loan is less than the recorded investment in the loan (including accrued interest, net of deferred loan fees and costs and unamortized premium or discount), impairment is recognized by creating a specific reserve as a component of the allowance for loan losses. Impaired loans exceeding a fixed dollar amount are evaluated individually, while smaller loans are evaluated as pools using historical loss experience for the respective class of asset and product type. Impaired loans with specific reserves are reviewed quarterly for any changes that would affect the specific reserve. Any impaired loan for which a determination has been made that the economic value is permanently reduced is charged-off against the allowance for loan losses to reflect its current economic value in the period in which the determination has been made.

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

Restructured Loans – A loan is accounted for as a troubled debt restructuring when a borrower is experiencing financial difficulties that leads to a restructuring of the loan, and the Company grants concessions to the borrower in the restructuring that it would not otherwise consider. These concessions may include rate reductions, principal forgiveness, extension of maturity date and other actions intended to minimize potential losses. Restructured loans can involve loans remaining on nonaccrual, moving to nonaccrual, or continuing on accrual status, depending on the individual facts and circumstances of the borrower. The Company may utilize a multiple note structure as a workout alternative for certain loans. The multiple note typically structures a troubled loan into two notes, where the first note is reasonably assured of repayment and performance according to the prudently modified terms and the portion of the troubled loan that is not reasonably assured of repayment is charged-off.

Generally, a nonaccrual loan that is restructured remains on nonaccrual for a period of six months to ensure that the borrower can meet the restructured terms. However, the borrower’s performance prior to the restructuring or other significant events at the time of the restructuring may be considered in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual status after a shorter performance period or concurrent with the restructuring. In such situations, the loan will be reported as a “restructured loan accruing interest”. If the borrower’s performance under the new terms is not reasonably assured, the loan remains classified as a nonaccrual loan.

The allowance for loan losses on restructured loans is determined by discounting the restructured cash flows by the original effective rate, or if collateral dependent, by obtaining an appraisal. Loans restructured at a rate equal to or greater than that of a new loan with comparable risk at the time the contract is modified may be excluded from the impairment assessment and may cease to be considered impaired in the calendar years subsequent to the restructuring if they are in compliance with modified terms.

Allowance for Loan Losses – We maintain an allowance for loan losses at a level management believes is sufficient to absorb credit losses inherent in our loan portfolio. The allowance for loan losses is assessed quarterly and represents our estimate of probable losses in the loan portfolio at each balance sheet date based on a review of available and relevant information. The allowance contains provisions for probable losses that have been identified relating to specific borrowing relationships that are considered to be impaired (“the asset-specific component”), as well as probable losses inherent in our loan portfolio that are not specifically identified, which is determined using a methodology that is a function of quantitative and qualitative factors applied to segments of the loan portfolio and management’s judgment (“the general allocated component”).

The determination of the asset-specific component is discussed above in impaired loans.

To determine the general allocated component of the allowance for loan losses, we aggregate loans by originating line of business because of observable similarities in the performance experience of loans underwritten by the business units. The methodology takes into account at a product level the originating line of business, the origination year, the risk rating migration of the note, and historical default and loss history of similar products. Using this information, the methodology produces a range of possible reserve amounts by product. We consider the appropriate place within or outside the ranges based on a variety of internal and external quantitative and qualitative factors to reflect data or timeframes not captured by the model that includes market and economic data and management judgment. We also assess the general allocated component estimate in total and consider whether, based on management’s judgment, any upwards or downwards adjustment is appropriate based on general and industry specific economic data, credit trends, information outside the model and other relevant indicators.

The product segments we evaluate in the general reserve methodology are commercial loans, commercial real estate loans, constructions loans and consumer loans (which include personal loans, residential mortgage loans and home equity lines of credit). Our commercial loan portfolio includes lines of credit to businesses, term loans and letters of credit. Certain non-residential owner-occupied commercial real estate loans are included in our commercial loan portfolio where the cash flows from the owner’s business serve as the primary source of loan repayment. Commercial loans contain risks unique to the business and market of each borrower and the repayment is dependent upon the financial success and viability of the borrower.

Commercial real estate loans are comprised of loans secured by various types of collateral including 1-4 family non-owner occupied housing units located primarily in our target market areas, multi-family real estate, office buildings, warehouses, retail space, mixed use buildings, and vacant land, the bulk of which is held for long-term investment or development. Risks inherent in real estate lending are related to the market value of the property taken as collateral, the underlying cash flows and documentation and the general economic condition of the market in which the collateral is located. Repayment is generally dependent on the successful operation of the business occupying the property.

Our construction loan portfolio consists of single-family residential properties, multi-family properties, and commercial projects, and includes both investment properties and properties that will be owner-occupied. Risks inherent in construction lending are similar to those in commercial real estate lending. Additional risks include the cost and time frame of constructing or improving a property, the borrower’s inability to use funds generated by a project to service a loan until a project is completed, the more pronounced risk to interest rate movements and the real estate market that these borrowers face while a project is being completed or seeking a buyer and the availability of permanent financing. Because of the nature of construction loans, as a product segment, these loans have the highest inherent risk in our portfolio and are often the highest yielding loans in our portfolio.

Consumer loans are a smaller portion of our overall portfolio and consist of residential home mortgages, home equity lines of credit and personal loans. The risk issues associated with these products are closely correlated to the U.S. housing market and the local markets in which the collateral resides and include home price indices, sales volume, unemployment rates, vacancy rates, foreclosure rates, loan to value ratios, and delinquency rates. Some personal loans may be unsecured.

Determination of the allowance is inherently subjective, as it requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends, all of which may be susceptible to significant change.

Credit exposures deemed to be uncollectible are charged-off against the allowance, while recoveries of amounts previously charged-off are credited to the allowance. A provision for loan losses, which is a charge against earnings, is recorded to bring the allowance for loan losses to a level that, in management’s judgment is appropriate to absorb probable losses in the loan portfolio as of the balance sheet date.

Reserve for Unfunded Commitments – We maintain a reserve for unfunded commitments at a level we believe to be sufficient to absorb estimated probable losses related to unfunded credit facilities. The reserve is included in other liabilities in the Consolidated Statements of Financial Condition. The reserve is computed using a methodology similar to that used to determine the general allocated component of the allowance for loan losses and is based on model which uses recent commitment utilization patterns at the product level as a method of predicting future usage across the portfolio. Net adjustments to the reserve for unfunded commitments are included in other non-interest expense in the Consolidated Statements of Income.

Purchased Loans – Purchased loans acquired through portfolio purchases or in a business combination are accounted for under specialized accounting guidance when the loans have evidence of credit deterioration at the time of acquisition and for which it is probable that not all contractual payments will be collected (“purchased impaired loans”). Evidence of credit quality deterioration as of the purchase date may include statistics such as past due and nonaccrual status, declines in current borrower FICO scores, geographic concentration and declines in current loan-to-value ratios. U.S. GAAP requires these loans to be recorded at fair value at acquisition date and prohibits the “carrying over” or the creation of valuation allowances in the initial accounting for loans acquired in a transfer.

The fair values for purchased impaired loans are determined by discounting both principal and interest cash flows expected to be collected using an observable discount rate for similar instruments with adjustments that management believes a market participant would consider in determining fair value. We estimate the cash flows expected to be collected at acquisition using internal models that incorporate management’s best estimate of current key assumptions, such as default rates, loss severity and payment speeds.

Under the applicable accounting guidance for purchased impaired loans, any excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized into interest income over the remaining life of the loan using the constant effective yield method when there is a reasonable expectation about amount and timing of such cash flows. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the non-accretable difference. Subsequent decreases to the expected cash flows will generally result in a provision for covered loan losses. Subsequent increases in cash flows result in a reversal of the provision for covered loan losses to the extent of prior charges or a reclassification of the difference from non-accretable to accretable with a positive impact on interest income. Purchased impaired loans are accounted for on a pool basis as a single asset with a single composite interest rate and an aggregate expectation of cash flows. Because we are recognizing interest income on each pool of loans, they are all considered to be performing.

For purchased loans not subject to the specialized accounting guidance (“purchased non-impaired loans”), which are recorded at their fair value at date of acquisition, differences between the purchase price and the unpaid principal balance at the date of acquisition are recorded in interest income over the life of the loan. Decreases in expected cash flows after the purchase date are recognized by recording an additional allowance for credit losses.

Covered Assets – Purchased loans and foreclosed loan collateral covered under loss sharing or similar credit protection agreements with the Federal Deposit Insurance Corporation (“FDIC”) are reported separately on the face of the Consolidated Statements of Financial Condition inclusive of the fair value of expected reimbursement cash flows the Company expects to receive from the FDIC under those agreements. Similarly, provision for subsequent credit losses on those assets are recorded net of the expected reimbursement from the FDIC.

Other Real Estate Owned – Other real estate owned (“OREO”) is comprised of property acquired through foreclosure proceedings or acceptance of a deed-in-lieu of foreclosure in partial or total satisfaction of certain loans. Properties are recorded at the lower of the recorded investment in the loan at the time of acquisition or the fair value, determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources, adjusted for estimated selling costs. Any write-downs in the carrying value of a property at the time of acquisition are charged against the allowance for loan losses. Any subsequent write-downs to reflect current fair market value, as well as gains or losses on disposition and revenues or expenses incurred in maintaining such properties are treated as period costs and reported in non-interest expense in the Consolidated Statements of Income.

Depreciable Assets – Premises, furniture and equipment, and leasehold improvements are stated at cost less accumulated depreciation. Depreciation expense is determined by the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized on a straight-line basis over the shorter of the life of the asset or the lease term. Rates of depreciation are generally based on the following useful lives: buildings, 30-40 years; leasehold improvements, typically 1-16 years; and furniture and equipment, 3-7 years. Gains on dispositions are included in other income, and losses on dispositions are included in other expense in the Consolidated Statements of Income. Maintenance and repairs are charged to operating expenses as incurred, while improvements that extend the useful life of assets are capitalized and depreciated over the estimated remaining life.

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

Bank Owned Life Insurance (“BOLI”) – BOLI represents life insurance policies on the lives of certain Company officers for which the Company is the beneficiary. These policies are recorded as an asset on the Consolidated Statements of Financial Condition at their cash surrender value, or the amount that could be realized currently. The change in cash surrender value and insurance proceeds received are recorded as BOLI income in non-interest income in the Consolidated Statements of Income.

Goodwill and Other Intangible Assets – Goodwill represents the excess of purchase price over the fair value of net assets acquired using the purchase method of accounting. Other intangible assets represent purchased assets that also lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset, or liability. Goodwill is tested at the reporting unit level at least annually for impairment or more often if events or circumstances indicate that there may be impairment. The Company has determined that its operating segments qualify as reporting units under U.S. GAAP. Fair values of reporting units are determined using a combination of market-based valuation multiples for comparable businesses if available, and discounted cash flow analyses based on internal financial forecasts. If the fair value of a reporting unit exceeds its net book value, goodwill is considered not to be impaired.

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

Fiduciary Assets and Assets Under Management – Assets held in a fiduciary capacity for clients are not included in the consolidated financial statements as they are not assets of the Company or its subsidiaries. Fiduciary and asset management fees are generally determined based upon market values of assets under management as of a specified date during the period and are included as a component of non-interest income in the Consolidated Statements of Income.

Brokered Deposits – We utilize brokered deposits as liquidity and asset-liability management tools in the normal course of business. Certain brokered deposits we issue contain a purchased option, retained by us, to call (redeem) the brokered deposit prior to maturity at a specified date. Upon issuance of brokered deposits, we record a liability that reflects the fees paid to brokers for raising the funds in the retail market. The deferred broker commissions are amortized to interest expense as an adjustment to the brokered deposit yield over the contractual maturity of the brokered deposit. In the event we notify the certificate holders of our intent to exercise the call option on the callable brokered deposit, the remaining unamortized broker commissions are amortized to the call date.

Advertising Costs – All advertising costs are expensed in the period they are incurred.

Loss Contingencies – Loss contingencies, including claims and legal actions arising in the ordinary course of business are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.

Derivative Financial Instruments – In the ordinary course of business, we enter into derivative transactions as part of our overall interest rate risk management strategy to minimize significant unplanned fluctuations in earnings and cash flows caused by interest rate volatility. All derivative instruments are recorded at fair value as either other assets or other liabilities. Subsequent changes in a derivative’s fair value are recognized in earnings unless specific hedge accounting criteria are met.

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

Income Taxes – The Company and its subsidiaries file a consolidated Federal income tax return. The provision for income taxes is based on income reported in the Consolidated Statements of Income, rather than amounts reported on our income tax return.

Deferred income taxes are provided for all significant items of income and expense that are recognized in different periods for financial reporting purposes and income tax reporting purposes. The asset and liability approach is used for the financial accounting and reporting of income taxes. This approach requires us to take into account changes in the tax rates when valuing deferred tax assets and liabilities recorded on our Consolidated Statements of Financial Condition. We recognize a deferred tax asset or liability for the estimated future tax effects attributable to “temporary differences.” Temporary differences include differences between financial statement income and tax return income which are expected to reverse in future periods, as well as differences between tax bases of assets and liabilities and their amounts for financial reporting purposes which are also expected to be settled in future periods. Generally, to the extent a deferred tax asset is established which is not more likely than not to be realized, a valuation allowance will be established against such asset.

We periodically review and evaluate the status of uncertain tax positions and may establish tax reserves for tax benefits that may not be realized. The amount of any such reserves are based on the standards for determining such reserves as set forth in current accounting guidance and our estimates of amounts that may ultimately be due or owed, including interest.

Net Earnings Per Common Share (“EPS”) – Basic EPS is calculated using the two-class method to determine income attributable to common stockholders. The two-class method requires undistributed earnings for the period, which represents net income less common and participating security dividends (if applicable) declared or paid, to be allocated between the common and participating security stockholders based upon their respective rights to receive dividends. Participating securities include unvested restricted shares/units that contain nonforfeitable rights to dividends. Income attributable to common stockholders is then divided by the weighted-average common shares outstanding for the period. The basic EPS computation excludes the dilutive effect of all common stock equivalents.

Diluted EPS is calculated under the more dilutive of either the treasury method or the two-class method. For the diluted calculation, we increase the weighted-average number of shares of common stock outstanding by the assumed conversion of outstanding convertible preferred stock and debentures from the beginning of the year or date of issuance, if later, and the number of shares of common stock that would be issued assuming the exercise of stock options and warrants and the issuance of incentive shares using the treasury stock method. These adjustments to the weighted-average number of shares of common stock outstanding are made only when such adjustments will dilute earnings per common share. See Note 14 for additional information.

Treasury Stock – Treasury stock acquired is recorded at cost and is carried as a reduction of equity in the Consolidated Statements of Financial Condition.

Share-Based Compensation – Share-based compensation cost is recognized as expense for stock options and restricted stock awards issued to employees and non-employee directors based on the fair value of these awards at the date of grant. A binomial option-pricing model is utilized to estimate the fair value of stock options, while the closing market price of the Company’s common stock at the date of grant is used for restricted stock awards. The costs are recognized ratably on a straight-line basis over the requisite service period, generally defined as the vesting period for the awards. When an award is granted to an employee who is retirement eligible or who will become retirement eligible prior to the end of the service period, the compensation cost of these awards is recognized over the period up to the date an employee first becomes eligible to retire. The amortization of share-based compensation reflects estimated forfeitures adjusted for actual forfeiture experience. As compensation expense is recognized, a deferred tax asset is recorded that represents an estimate of the future tax deduction from exercise or release of restrictions. At the time share-based awards are exercised, cancelled, expire, or restrictions are released, we may be required to recognize an adjustment to stockholders’ equity or tax expense, depending on the market price of the Company’s stock at that time. Share-based compensation expense is included in “salaries and wages” in the Consolidated Statements of Income.

For additional details on our share-based compensation plans, refer to Note 16.

Comprehensive Income – Comprehensive income consists of two components, reported net income and other comprehensive income. Other comprehensive income refers to revenue, expenses, gains, and losses that under U.S. GAAP are recorded as an element of equity but are excluded from reported net income. We include changes in unrealized gains or losses on securities available-for-sale, net of tax, in other comprehensive income in the Consolidated Statements of Changes in Equity.

Preferred Stock – Preferred stock ranks senior to common stock with respect to dividends and has preference in the event of liquidation. The shares of fixed rate cumulative perpetual preferred stock, Series B (“Series B Preferred Stock”) issued to the United States Treasury (“U.S. Treasury”) under the TARP Capital Purchase Program (“CPP”) of the Emergency Economic Stabilization Act of 2008 and the warrants issued under the CPP are accounted for as permanent equity on the Consolidated Statements of Financial Condition. The proceeds received were allocated between the Series B Preferred Stock and the warrants based upon their relative fair values as of the date of issuance which resulted in the recording of a discount on the Series B Preferred Stock upon issuance that reflects the value allocated to the warrants. The discount is accreted by a charge to retained earnings using the effective interest method over the expected life of the preferred stock of five years.

The Series B Preferred Stock pays cumulative dividends at a rate of 5% per annum until the fifth anniversary of the date of issuance, and thereafter at a rate of 9% per annum. Dividends are payable quarterly in arrears and accrued as earned over the period the Series B Preferred Stock is outstanding. Preferred dividends paid (declared and accrued) and the related accretion is deducted from net income for computing income available to common stockholders and earnings per share computations.

Segment Disclosures – Operating segments are components of a business that (i) engage in business activities from which it may earn revenues and incur expenses; (ii) has operating results that are reviewed regularly by the entity’s chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance; and (iii) for which discrete financial information is available. Our chief operating decision maker evaluates the operations of the Company under three operating segments: Banking, Wealth Management, and Holding Company Activities. Refer to Note 21 for additional disclosure regarding the performance of our operating segments.

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

Variable Interest Entities – On January 1, 2010, we adopted new accounting guidance issued by the FASB related to variable interest entities. This guidance replaces a quantitative-based risks and rewards calculation for determining which entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which entity has the power to direct the activities of a variable interest entity that most significantly impact its economic performance and the obligation to absorb its losses or the right to receive its benefits. This guidance requires reconsideration of whether an entity is a variable interest entity when any changes in facts or circumstances occur such that the holders of the equity investment at risk, as a group, lose the power to direct the activities of the entity that most significantly impact the entity’s economic performance. It also requires ongoing assessments of whether a variable interest holder is the primary beneficiary of a variable interest entity. The adoption of this guidance did not have a material impact on our financial position, consolidated results of operations or liquidity position.

Fair Value Measurement – On January 1, 2010, we adopted a new accounting standard issued by the FASB providing additional guidance relating to fair value measurement disclosures. Specifically, companies are required to separately disclose significant transfers into and out of Level 1 and Level 2 measurements in the fair value hierarchy and the reasons for those transfers. Significance should generally be based on earnings and total assets or liabilities, or when changes are recognized in other comprehensive income, based on total equity. Companies may take different approaches in determining when to recognize such transfers, including using the actual date of the event or change in circumstances causing the transfer, or using the beginning or ending of a reporting period. For Level 3 fair value measurements, the new guidance requires presentation of separate information about purchases, sales, issuances and settlements. Additionally, the FASB also clarified existing fair value measurement disclosure requirements relating to the level of disaggregation, inputs, and valuation techniques. This accounting standard was effective for us beginning January 1, 2010, except for the detailed Level 3 disclosures, which will be effective beginning January 1, 2011. The adoption of the applicable provisions of the standard on January 1, 2010 did not have a material impact on our financial position, consolidated results of operations or liquidity position as the standard addresses financial statement disclosures only.

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

Disclosures on Loan Credit Quality and Allowance for Credit Losses – On July 21, 2010, the FASB issued accounting guidance related to expanded disclosures for credit quality on financing receivables (such as our originated and covered loan portfolios) and the allowance for credit losses. This guidance requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s financing receivables portfolio, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable, which is generally a disaggregation of portfolio segment. The required disclosures include, among other things, a rollforward of the allowance for credit losses as well as information about modified, impaired, nonaccrual and past due loans and credit quality indicators. This guidance is effective for the Company’s financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period will be required for the Company’s financial statements that include periods beginning on or after January 1, 2011. Since the new guidance only affects disclosures, it will not impact our financial position, consolidated results of operations or liquidity position. Refer to Notes 1, 4 and 6 for the Company’s expanded disclosures.

In January 2010, the FASB temporarily delayed the effective date for the troubled debt restructuring (“TDR”) disclosures that are required in this guidance. The disclosures will be required when the FASB completes its separate project on identifying TDRs, which is expected in first quarter 2011 with an anticipated effective date for interim and annual periods ending after June 15, 2011.

Accounting Pronouncements Pending Adoption

Goodwill Impairment Testing – On December 17, 2010, the FASB issued accounting guidance on when to perform step two of the goodwill impairment test for reporting units with zero or negative carrying amounts. The guidance modifies step one of the goodwill impairment test (assessing whether the carrying value of the reporting unit exceeds its fair value) for reporting units with zero or negative carrying amounts. For those reporting units, an entity will be required to perform step two of the goodwill impairment test (determining whether goodwill is impaired and calculating the amount of the impairment) if it is more likely than not that goodwill impairment exists. This guidance will be effective for the Company’s financial statements that include periods beginning on or after January 1, 2011. As none of our reporting units have a zero or negative carrying amount, the adoption of this guidance on January 1, 2011 did not have a material impact on our financial position, consolidated results of operations or liquidity position.

3.	SECURITIES

Securities Portfolio

(Amounts in thousands)

	December 31,
	2010				2009
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Securities Available-for-Sale
U.S. Treasury	$—	$—	$—	$—	$16,758	$212	$—	$16,970
U.S. Agencies	10,155	271	—	10,426	10,292	23	—	10,315
Collateralized mortgage obligations	450,251	9,400	(7,930)	451,721	168,974	7,410	(20)	176,364
Residential mortgage-backed securities	1,222,642	31,701	(7,312)	1,247,031	1,162,924	30,389	(1,595)	1,191,718
State and municipal	166,209	6,433	(534)	172,108	165,828	8,451	(105)	174,174
Foreign sovereign debt	500	—	—	500	—	—	—	—

Total	$1,849,757	$47,805	$(15,776)	$1,881,786	$1,524,776	$46,485	$(1,720)	$1,569,541

Non-marketable Equity Securities
FHLB stock	$20,694	$—	$—	$20,694	$22,791	$—	$—	$22,791
Other	2,843	—	—	2,843	6,622	—	—	6,622

Total	$23,537	$—	$—	$23,537	$29,413	$—	$—	$29,413

Non-marketable equity securities primarily consists of Federal Home Loan Bank (“FHLB”) stock. As a successor to former member subsidiary banks which have merged into our non-member subsidiary bank, The PrivateBank – Chicago is required to maintain this equity security in an amount as required by the FHLB. This equity security is “restricted” in that it can only be sold back to the FHLB or another member institution at par. Therefore, it is less liquid than other tradable equity securities. The fair value is estimated to be cost, and no other-than-temporary impairments have been recorded on this security during 2010 or 2009.

The carrying value of securities available-for-sale, which were pledged to secure public deposits, trust deposits and for other purposes as permitted or required by law, totaled $656.3 million at December 31, 2010 and $726.8 million at December 31, 2009.

Excluding securities issued or backed by the U.S. Government and its agencies and U.S. Government-sponsored enterprises, there were no investments in securities from one issuer that exceeded 10% of consolidated equity at December 31, 2010 or 2009.

The following table presents the aggregate amount of unrealized losses and the aggregate related fair values of securities with unrealized losses as of December 31, 2010 and 2009. The securities presented are grouped according to the time periods during which the securities have been in a continuous unrealized loss position.

Securities In Unrealized Loss Position

(Amounts in thousands)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
As of December 31, 2010
Collateralized mortgage obligations	$148,643	$(7,930)	$—	$—	$148,643	$(7,930)
Residential mortgage-backed securities	378,211	(7,312)	—	—	378,211	(7,312)
State and municipal	33,710	(534)	—	—	33,710	(534)

Total	$560,564	$(15,776)	$—	$—	$560,564	$(15,776)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
As of December 31, 2009
Collateralized mortgage obligations	$3,617	$(20)	$—	$—	$3,617	$(20)
Residential mortgage-backed securities	334,903	(1,595)	—	—	334,903	(1,595)
State and municipal	8,176	(105)	—	—	8,176	(105)

Total	$346,696	$(1,720)	$—	$—	$346,696	$(1,720)

There were no securities in an unrealized loss position for greater than 12 months at December 31, 2010 and 2009. The unrealized losses reported for collateralized mortgage obligations and residential mortgage-backed securities were caused primarily by changes in interest rates with the contractual cash flows of these investments guaranteed by either U.S. Government agencies or by U.S. Government-sponsored enterprises.

Since the declines in fair value on these securities are attributable to changes in interest rates, and because we do not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2010.

Remaining Contractual Maturity of Securities

(Amounts in thousands)

	December 31, 2010
	Amortized Cost	Fair Value
U.S. Agencies, state and municipals and foreign sovereign debt securities
One year or less	$1,414	$1,430
One year to five years	36,261	37,902
Five years to ten years	94,133	97,034
After ten years	45,056	46,668

All other securities
Collateralized mortgage obligations	450,251	451,721
Residential mortgage-backed securities	1,222,642	1,247,031
Non-marketable equity securities	23,537	23,537

Total	$1,873,294	$1,905,323

Securities Gains (Losses)

(Amounts in thousands)

	Years ended December 31,
	2010	2009	2008
Proceeds from sales	$432,895	$265,778	$55,520

Gross realized gains	$13,469	$8,527	$1,468
Gross realized losses	(1,287)	(1,146)	(958)

Net realized gains	$12,182	$7,381	$510

Income tax provision on net realized gains	$4,669	$2,826	$195

Refer to Note 13 for additional details of the securities available-for-sale portfolio and the related impact of unrealized gains (losses) thereon.

4.	LOANS

Loan Portfolio (excluding covered assets) (1)

(Amounts in thousands)

	December 31,
	2010	2009
Commercial and industrial	$4,015,257	$3,572,695
Commercial - owner-occupied commercial real estate	897,620	743,307

Total commercial	4,912,877	4,316,002
Commercial real estate	2,400,923	2,547,693
Commercial real estate – multifamily	457,246	553,473

Total commercial real estate	2,858,169	3,101,166

Construction	530,733	768,358
Residential real estate	319,146	319,463
Home equity	197,179	220,025
Personal	296,253	321,611

Total loans	$9,114,357	$9,046,625

Deferred loan fees included in total loans	$33,722	$29,577
Overdrawn demand deposits included in total loans	$3,197	$5,486

(1)	Refer to Note 6 for a detailed discussion regarding covered assets.

We primarily lend to businesses and consumers in the market areas in which we operate. We seek to diversify our loan portfolio by loan type, industry, and borrower.

Carrying Value of Loans Pledged

(Amounts in thousands)

	December 31,
	2010	2009
Loans pledged to secure:
Federal Reserve Bank discount window borrowings	$913,599	$2,594,710
Federal Home Loan Bank advances	184,026	318,842

Total	$1,097,625	$2,913,552

Related Party Credit Extensions

Some of our executive officers and directors are, and have been during the preceding year, clients of our Bank, and some of our executive officers and directors are direct or indirect owners of 10% or more of the stock of corporations which are, or have been in the past, clients of the Bank. As clients, they have had transactions with the Bank, in the ordinary course of business of the Bank, including borrowings that are or were on substantially the same terms (including interest rates and collateral on loans) as those prevailing at the time for comparable transactions with nonaffiliated persons. In the opinion of management, none of the transactions involved more than the normal risk of collectability or presented any other unfavorable features. Of the $24.7 million loans outstanding to related parties at December 31, 2010, $3.3 million was not performing and is in process of collection.

Related Party Credit Extensions

(Amounts in thousands)

Year Ended December 31, 2010
Balance at beginning of year	$119,560
Advances	20,149
Reductions	(25,582)
Other(1)	(16,430)

Balance at end of year	$97,697

(1) Other adjustments represent changes in status as a related party.

Loan Portfolio Aging

Loan Portfolio Aging (excluding covered assets) (1)

(Amounts in thousands)

	As of December 31, 2010
		Delinquent
	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Day Past Due and Accruing	Restructured Loans Accruing Interest	Total Accruing Loans	Nonaccrual	Total Loans

Commercial	$4,820,931	$1,024	$759	$—	$8,017	$4,830,731	$82,146	$4,912,877
Commercial real estate	2,572,816	10,264	12,346	—	60,019	2,655,445	202,724	2,858,169
Construction	491,087	—	1,895	—	4,348	497,330	33,403	530,733
Residential real estate	299,229	180	4,098	—	798	304,305	14,841	319,146
Home equity	185,675	976	2,333	—	—	188,984	8,195	197,179
Personal	242,466	13,122	1,700	—	14,394	271,682	24,571	296,253

Total loans	$8,612,204	$25,566	$23,131	$—	$87,576	$8,748,477	$365,880	$9,114,357

(1)	Refer to Note 6 for a detailed discussion regarding covered assets.

Impaired Loans

Impaired, Nonperforming and Restructured Loans (excluding covered assets) (1)

(Amounts in thousands)

	December 31,
	2010	2009
Impaired loans:
Impaired loans with valuation reserve required (2)	$264,310	$215,266
Impaired loans with no valuation reserve required	189,146	180,181

Total impaired loans	$453,456	$395,447

Nonperforming loans:
Loans past due 90 days and still accruing interest	$—	$—
Nonaccrual loans	365,880	395,447

Total nonperforming loans	$365,880	$395,447

Restructured loans accruing interest	$87,576	$—

	Years Ended December 31,
	2010	2009	2008
Valuation reserve related to impaired loans	$70,971	$65,760	$330
Average impaired loans	$423,527	$246,517	$68,770
Interest income foregone on impaired loans (3)	$17,707	$10,720	$3,865

(1)	Refer to Note 6 for a detailed discussion regarding covered assets.
(2)	These impaired loans require a valuation reserve because the estimated fair value of the loans or underlying collateral is less than the recorded investment in the loans.
(3)	Represents estimated interest based on the average loan portfolio yield for the respective period.

At December 31, 2010, commitments to lend additional funds to debtors whose loan terms have been modified in a troubled debt restructuring (both accruing and nonaccruing) totaled $3.7 million. At December 31, 2009, there were no commitments to lend additional funds to debtors whose loan terms have been modified in a troubled debt restructuring.

Impaired Loans (excluding covered assets) (1)

(Amounts in thousands)

	Year Ended December 31, 2010
	Unpaid Contractual Principal Balance	Recorded Investment With No Specific Reserve	Recorded Investment With Specific Reserve (2)	Total Recorded Investment	Specific Reserve
Commercial	$98,246	$33,879	$56,284	$90,163	$18,015
Commercial real estate	292,138	118,190	144,553	262,743	38,003
Construction	52,055	11,437	26,314	37,751	3,778
Residential real estate	17,186	4,413	11,226	15,639	1,046
Home equity	8,575	—	8,195	8,195	2,614
Personal	48,911	21,227	17,738	38,965	7,515

Total impaired loans	$517,111	$189,146	$264,310	$453,456	$70,971

(1)	Refer to Note 6 for a detailed discussion regarding covered assets.
(2)	These impaired loans require a valuation reserve because the estimated fair value of the loans or underlying collateral is less than the recorded investment in the loans.

Credit Quality Indicators

The Company has adopted an internal risk rating policy in which each loan is rated for credit quality with a numerical rating of 1 through 8. Loans rated 5 and better (1-5 ratings, inclusive) are credits that exhibit acceptable financial performance, cash flow, and leverage. If any risk exists, we attempt to mitigate inherent credit risk by structure, collateral, monitoring, or other meaningful controls. Credits rated 6 are considered special mention as these credits demonstrate potential weakness and that if left unresolved, may result in deterioration in the Company’s credit position and/or the repayment prospects for the credit. Borrowers rated special mention may exhibit adverse operating trends, high leverage, tight liquidity or other credit concerns. Potential problem loans have a risk rating of 7 and are considered inadequately protected by the current net worth and paying capacity of the obligor, the collateral pledged or guarantors. These loans generally have a well defined weakness or weaknesses that may jeopardize liquidation of the debt and are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not resolved. Nonperforming loans include nonaccrual loans risk rated 7 or 8 and have all the weaknesses inherent in a 7 rated potential problem loan with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Special mention, potential problem and nonperforming loans are reviewed at minimum on a quarterly basis, while all other rated credits are reviewed as the situation warrants.

Credit Quality Indicators (excluding covered assets) (1)

(Dollars in thousands)

	As of December 31, 2010
Product Segment	Special Mention	% of Loan Type	Potential Problem Loans	% of Loan Type	Non- Performing Loans	% of Loan Type	Total Loans

Commercial	$111,929	2.3	$173,829	3.5	$82,146	1.7	$4,912,877
Commercial real estate	203,073	7.1	260,042	9.1	202,724	7.1	2,858,169
Construction	67,915	12.8	45,119	8.5	33,403	6.3	530,733
Residential real estate	9,962	3.1	15,101	4.7	14,841	4.7	319,146
Home equity	3,757	1.9	11,272	5.7	8,195	4.2	197,179
Personal	2,198	0.7	2,227	0.8	24,571	8.3	296,253

Total	$398,834	4.4	$507,590	5.6	$365,880	4.0	$9,114,357

(1)	Refer to Note 6 for a detailed discussion regarding covered assets.

5.	ALLOWANCE FOR LOAN LOSSES AND RESERVE FOR UNFUNDED COMMITMENTS

Allowance for Loan Losses and Recorded investment in Loans (excluding covered assets) (1)

(Amounts in thousands)

	Years ended December 31,
	2010	2009	2008
Allowance for Loan Losses
Balance at beginning of year	$221,688	$112,672	$48,891
Loans charged-off:
Commercial	(32,160)	(31,745)	(14,926)
Commercial real estate	(100,467)	(27,565)	(49,905)
Construction	(27,499)	(23,471)	(54,438)
Residential real estate	(4,735)	(1,495)	(3,022)
Home equity	(3,708)	(1,186)	(2,199)
Personal	(28,471)	(15,798)	(2,196)

Total charge-offs	(197,040)	(101,260)	(126,686)

Recoveries on loans previously charged-off:
Commercial	2,967	3,988	239
Commercial real estate	1,328	1,759	74
Construction	983	5,057	482
Residential real estate	33	152	47
Home equity	95	73	1
Personal	743	381	45

Total recoveries	6,149	11,410	888

Net charge-offs	(190,891)	(89,850)	(125,798)
Provision for loan losses	192,024	198,866	189,579

Balance at end of year	$222,821	$221,688	$112,672

Ending balance, individually evaluated for impairment (2)	$70,971	$65,760	$330
Ending balance, collectively evaluated for impairment	$151,850	$155,928	$112,342

Recorded investment in Loans
Ending balance, individually evaluated for impairment (2)	$453,456	$395,447	$131,919
Ending balance, collectively evaluated for impairment	8,660,901	8,651,178	7,869,870

Total recorded investment in loans	$9,114,357	$9,046,625	$8,001,789

(1)	Refer to Note 6 for a detailed discussion regarding covered assets.
(2)	Refer to Note 4 for additional information regarding impaired loans.

We maintain a reserve for unfunded commitments at a level we believe to be sufficient to absorb estimated probable losses related to unfunded credit facilities. Refer to Note 19 for further disclosure on unfunded commitments.

Reserve for Unfunded Commitments (excluding covered assets) (1)

(Amounts in thousands)

	Years Ended December 31,
	2010	2009	2008
Balance at beginning of year	$1,452	$840	$—
Provision for unfunded commitments	6,667	612	840

Balance at end of year	$8,119	$1,452	$840

Unfunded commitments, excluding covered assets, at year end	$4,128,221	$3,959,846	$3,311,807

(1)	Refer to Note 6 for a detailed discussion regarding covered assets.

6.	COVERED ASSETS

In July 2009, The PrivateBank - Chicago, acquired certain assets and assumed substantially all of the deposits of the former Founders Bank (“Founders”) from the FDIC. The transaction consisted of approximately $843 million in assets, including $181 million in investments and $592 million in loans. The PrivateBank - Chicago assumed $791 million in liabilities including $767 million in non-brokered deposits and $24 million in Federal Home Loan Bank (“FHLB”) advances. Assets totaling approximately $843 million were purchased at a discount of $54 million. The PrivateBank - Chicago and the FDIC entered into a loss sharing agreement regarding future losses incurred on loans and foreclosed loan collateral existing at the date of acquisition. Under the terms of the loss-sharing agreements, the FDIC generally will assume 80% of the first $173 million of credit losses and 95% of the credit losses in excess of $173 million.

As a result of the loss sharing agreement discussed above, the acquired loans, foreclosed loan collateral and indemnification receivable (representing the fair value of expected reimbursements from the FDIC) are presented in our Consolidated Statement of Condition as “covered assets.”

In accordance with applicable authoritative accounting guidance, the purchased loans and related indemnification receivable are recorded at fair value at the date of purchase, and “carrying over” or creating a valuation allowance in the initial accounting for such loans acquired in a transfer is prohibited. At acquisition, we evaluated purchased loans for impairment in accordance with the applicable authoritative guidance and our internal policies. Purchased loans with evidence of credit deterioration at the time of acquisition for which it is probable that all contractually required payments will not be collected are considered impaired (“purchased impaired loans”). All other purchased loans are considered nonimpaired (“purchased nonimpaired loans”). The carrying amount of the covered assets consisting of purchased impaired loans, purchased nonimpaired loans and other assets are presented in the following table.

Covered Assets

(Amounts in thousands)

	December 31, 2010				December 31, 2009
	Purchased Impaired Loans	Purchased Nonimpaired Loans	Other Assets	Total	Purchased Impaired Loans	Purchased Nonimpaired Loans	Other Assets	Total
Commercial loans	$12,824	$31,988	$—	$44,812	$13,390	$65,495	$—	$78,885
Commercial real estate loans	57,979	131,215	—	189,194	78,378	147,746	—	226,124
Residential mortgage loans	258	56,490	—	56,748	289	59,858	—	60,147
Consumer installment and other	197	8,624	308	9,129	2,083	10,847	508	13,438
Foreclosed real estate	—	—	32,155	32,155	—	—	14,770	14,770
Asset in lieu	—	—	469	469	—	—	560	560
Estimated loss reimbursement by the FDIC	—	—	64,703	64,703	—	—	108,110	108,110

Total covered assets	71,258	228,317	97,635	397,210	94,140	283,946	123,948	502,034
Allowance for covered loan losses	(8,601)	(6,733)	—	(15,334)	(755)	(2,009)	—	(2,764)

Net covered assets	$62,657	$221,584	$97,635	$381,876	$93,385	$281,937	$123,948	$499,270

Nonperforming covered loans(1)				$16,357				$8,306

(1)

Excludes purchased impaired loans which are accounted for on a pool basis as a single asset with a single composite interest rate and an aggregate expectation of cash flows. Because we are recognizing interest income on each pool of loans, they are all considered to be performing.

All purchased loans and the related indemnification asset were recorded at fair value at date of purchase. The initial valuation of these loans and the related indemnification asset required management to make subjective judgments concerning estimates about how the acquired loans would perform in the future using valuation methods including discounted cash flow analysis and independent third-party appraisals. Factors that may significantly affect the initial valuation include, among others, market-based and industry data related to expected changes in interest rates, assumptions related to probability and severity of credit losses, estimated timing of credit losses including the foreclosure and liquidation of collateral, expected prepayment rates, required or anticipated loan modifications, unfunded loan commitments, the specific terms and provisions of any loss share agreements, and specific industry and market conditions that may impact independent third-party appraisals.

On an ongoing basis, the accounting for purchased loans and the related indemnification assets follows applicable authoritative accounting guidance for purchased nonimpaired loans and purchased impaired loans. The amounts that we realize on these loans and the related indemnification asset could differ materially from the carrying value reflected in these financial statements, based upon the timing and amount of collections on the acquired loans in future periods. Our losses on these assets may be mitigated to the extent covered under the specific terms and provisions of any loss share agreements.

For purchased impaired loans, the excess of cash flows expected at the acquisition date over the estimated fair value is referred to as the accretable yield and is recognized into interest income over the remaining life of the loan using the constant effective yield method when there is a reasonable expectation about amount and timing of such cash flows. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the non-accretable difference. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses, resulting in an increase to the allowance for covered loan losses, and a reclassification from accretable yield to nonaccretable differences. Subsequent increases in cash flows result in a recovery of any previously recorded allowance for covered loans, to the extent applicable, and a reclassification of the difference from nonaccretable to accretable with a positive impact on interest income.

For purchased nonimpaired loans, differences between the purchase price and the unpaid principal balance at the date of acquisition are recorded in interest income over the life of the loan using a constant effective yield method. Decreases in expected cash flows after the purchase date are recognized by recording an additional allowance for loan losses. For purposes of determining the appropriate allowance for loan losses, purchased nonimpaired loans are aggregated based on common risk characteristics, and measured for impairment on the basis of this aggregation. The allowance for covered loan losses is determined in a manner consistent with the Company’s policy for its originated loan portfolio. The following table presents changes in the allowance for covered loan losses for the periods presented.

Allowance for Covered Loan Losses

(Amounts in thousands)

	Years Ended December 31,
	2010			2009
	Purchased Impaired Loans	Purchased Nonimpaired Loans	Total	Purchased Impaired Loans	Purchased Nonimpaired Loans	Total
Balance at beginning of year	$755	$2,009	$2,764	$—	$—	$—
Loans charged-off	(20)	(6)	(26)	—	—	—
Recoveries of loans charged-off	14	2	16	—	—	—

Net loan charged-off	(6)	(4)	(10)	—	—	—
Provision for covered loan losses (1)	7,852	4,728	12,580	755	2,009	2,764

Balance at end of year	$8,601	$6,733	$15,334	$755	$2,009	$2,764

(1)	Includes $2.5 million provision for credit losses recorded in the consolidated statements of income, representing the Company’s 20% non-reimbursable portion under the loss share agreement.

Dispositions of loans or foreclosed property, which may include sales of such, result in removal of the asset from the covered asset portfolio at its carrying amount.

Changes in the carrying amount and accretable yield for loans that evidenced deterioration at the acquisition date were as follows for the years ended December 31, 2010 and 2009.

Change in Purchased Impaired Loans Accretable Yield and Carrying Amount

(Amounts in thousands)

	Years Ended December 31,
	2010		2009
	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans

Balance at beginning of year	$34,790	$94,140	$—	$—
Purchases – fair value of the loans at acquisition	—	—	31,725	102,154
Payments received	—	(7,596)	—	(4,603)
Charge-offs/Dispositions (1)	(24,520)	(24,449)	(2,912)	(6,111)
Reclassifications from nonaccretable difference, net	12,146	—	8,677	—
Accretion	(9,163)	9,163	(2,700)	2,700

Balance at end of year	$13,253	$71,258	$34,790	$94,140

Contractual amount outstanding at end of year		$114,336		$190,858

(1)	Includes transfers to covered foreclosed real estate.

7.	PREMISES, FURNITURE, AND EQUIPMENT

Premises, Furniture, and Equipment

(Amounts in thousands)

	December 31,
	2010	2009
Land	$1,227	$1,227
Building	6,856	6,773
Leasehold improvements	30,289	29,235
Furniture and equipment	44,632	38,466

Total cost	83,004	75,701
Accumulated depreciation	(42,029)	(34,357)

Net book value	$40,975	$41,344

Depreciation expense on premises, furniture, and equipment totaled $7.9 million in 2010, $6.4 million in 2009, and $5.3 million in 2008.

At December 31, 2010, we were obligated under certain non-cancelable operating leases for premises and equipment, which expire at various dates through the year 2023. Many of these leases contain renewal options, and certain leases provide options to purchase the leased property during or at the expiration of the lease period at specific prices. Some leases contain escalation clauses calling for rentals to be adjusted for increased real estate taxes and other operating expenses, or proportionately adjusted for increases in the consumer or other price indices. The following summary reflects the future minimum rental payments, by year, required under operating leases that, as of December 31, 2010, have initial or remaining non-cancelable lease terms in excess of one year.

Operating Leases

(Amounts in thousands)

Total
Year ending December 31,
2011	$11,039
2012	11,022
2013	11,091
2014	10,971
2015	11,161
2016 and thereafter	62,352

Total minimum lease payments	$117,636

	Years Ended December 31,
	2010	2009	2008
Rental expense charged to operations (1)	$12,293	$11,493	$6,710
Rental income from premises leased to others	$781	$432	$—

(1)	Including amounts paid under short-term cancelable leases.

8.	GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the Carrying Amount of Goodwill by Operating Segment

(Amounts in thousands)

	Banking	Wealth Management	Holding Company Activities	Consolidated
Balance as of December 31, 2008	$81,755	$13,290	$—	$95,045
Tax benefit adjustment	—	(374)	—	(374)

Balance as of December 31, 2009	81,755	12,916	—	94,671
Tax benefit adjustment	—	(50)	—	(50)

Balance as of December 31, 2010	$81,755	$12,866	$—	$94,621

Goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis. Consistent with prior years, the Company has elected to conduct its annual impairment testing as of October 31, 2010. This review of goodwill indicated that the carrying value (including goodwill) of the Banking segment exceeded its estimated fair value. Therefore, a step two analysis was performed for this segment, which indicated that the implied fair value of the goodwill of the Banking segment exceeded the carrying value (including goodwill). Therefore, no impairment charge was recorded. There was no impairment charges recorded in 2010, 2009, or 2008. However, market valuations of financial services companies remain depressed relative to book values due to continuing uncertainty. As a result, management believes it may be necessary to continue to evaluate goodwill for impairment on a more frequent basis depending upon current market conditions, results of operations, and other factors. It is possible that a future conclusion could be reached that all or a portion of the Company’s goodwill may be impaired, in which case a non-cash charge for the amount of such impairment would be recorded in earnings. Such a charge, if any, would have no impact on tangible capital and would not affect the Company’s “well-capitalized” designation under FDICIA.

The reduction in goodwill is due to an adjustment for tax benefits associated with the goodwill attributable to Lodestar Investment Counsel, LLC (“Lodestar”), an investment management firm and partially-owned subsidiary of the Company.

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

Other Intangible Assets

(Amounts in thousands)

	Gross Carrying Amount		Accumulated Amortization		Net Carrying Amount
	2010	2009	2010	2009	2010	2009
Core deposit intangible	$18,093	$18,093	$4,098	$3,084	$13,995	$15,009
Client relationships	4,900	4,900	2,168	1,772	2,732	3,128
Assembled workforce	736	736	623	388	113	348

Total	$23,729	$23,729	$6,889	$5,244	$16,840	$18,485

Additional Information - Other Intangible Assets

(Dollars in thousands)

	Years Ended December 31,
	2010	2009	2008
Additions to other intangible assets:
Core deposit intangible (1)	$—	$12,378	$—
Client relationships (1)	$—	$1,300	$514
Assembled workforce (2)	$—	$—	$736

Weighted average remaining life at year end (in years):
Core deposit intangible	6	7	3
Client relationships	8	9	5
Assembled workforce	1	2	2

Amortization expense	$1,645	$1,737	$1,164

(1)	The 2009 and 2008 increase was in connection with the 2009 FDIC-assisted acquisition of Founders Bank and a correction in the Company’s interest in Lodestar in 2008, respectively.
(2)	The 2008 increase was in connection with the acquisition of Midwest Financial Services, the predecessor company that included key employees responsible for initiating our Kansas City operations.

Scheduled Amortization of Other Intangible Assets

(Amounts in thousands)

Total
Year ending December 31,
2011	$1,487
2012	2,673
2013	3,101
2014	3,190
2015	2,639
2016 and thereafter	3,750

Total	$16,840

9.	DEPOSITS

Summary of Deposits

(Amounts in thousands)

	December 31,
	2010	2009
Non-interest bearing deposits	$2,253,661	$1,840,900
Interest-bearing deposits	616,761	752,728
Savings deposits	190,685	141,614
Money market accounts	4,631,138	3,912,361
Time deposits less than $100,000	359,875	569,792
Time deposits of $100,000 or more (1)	2,483,309	2,674,519

Total deposits	$10,535,429	$9,891,914

(1)	Includes brokered deposits.

Maturities of Time Deposits of $100,000 or More (1)

(Amounts in thousands)

2010
Maturing within 3 months	$1,001,504
After 3 but within 6 months	412,988
After 6 but within 12 months	698,317
After 12 months	370,500

Total	$2,483,309

(1)	Includes brokered deposits.

10.	SHORT-TERM BORROWINGS

Summary of Short-term Borrowings

(Dollars in thousands)

	December 31, 2010		December 31, 2009
	Amount	Rate	Amount	Rate
Securities sold under agreements to repurchase	$—	—	$3,975	0.60%
Federal Home Loan Bank (“FHLB”) advances	117,620	2.40%	211,000	2.74%
Other	941	—	—	—

Total short-term borrowings	$118,561		$214,975

Unused overnight fed funds availability (1)	95,000		376,000
Borrowing capacity through the FRB discount window’s primary credit program (2)	536,836		1,334,816
Weighted average remaining maturity of FHLB advances at year end (in months)	3.9		6.6

(1)	Our total availability of overnight fed fund borrowings is not a committed line of credit and is dependent upon lender availability.
(2)	Includes federal term auction facilities. Our borrowing capacity changes each quarter subject to available collateral and FRB discount factors.

The amounts above are reported net of any unamortized discount and fair value adjustments recognized in connection with debt acquired through acquisitions.

Securities sold under agreements to repurchase and federal funds purchased generally mature within 1 to 90 days from the transaction date. Securities sold under agreements to repurchase are treated as financings, and the obligations to repurchase securities sold are reflected as a liability in the Consolidated Statements of Financial Condition. Repurchase agreements are secured by the U.S. Treasury, mortgage-backed securities or collateralized mortgage obligations and, if required, are held in third party pledge accounts.

FHLB advances are secured by qualifying residential and multi-family mortgages, state and municipal bonds and mortgage-related securities. FHLB advances reported as short-term borrowings represent advances with a remaining maturity of one year or less.

11.	LONG-TERM DEBT

Long-Term Debt

(Dollars in thousands)

	December 31,
	2010	2009
Parent Company:
2.95% junior subordinated debentures due 2034 (1)(a)	$8,248	$8,248
2.01% junior subordinated debentures due 2035 (2) (a)	51,547	51,547
1.80% junior subordinated debentures due 2035 (3) (a)	41,238	41,238
10.00% junior subordinated debentures due 2068 (a)	143,760	143,760

Subtotal	244,793	244,793

Subsidiaries:
Federal Home Loan Bank advances	50,000	168,230
3.81% subordinated debt facility due 2015 (4)(b)	120,000	120,000

Subtotal	170,000	288,230

Total long-term debt	$414,793	$533,023

Weighted average interest rate of FHLB long-term advances at year end	4.39%	2.97%

Weighted average remaining maturity of FHLB long-term advances at year end (in months).	37.5	25.5

(1)	Variable rate in effect at December 31, 2010, based on three month LIBOR + 2.65%.
(2)	Variable rate in effect at December 31, 2010, based on three-month LIBOR + 1.71%.
(3)	Variable rate in effect at December 31, 2010, based on three-month LIBOR + 1.50%.
(4)	Variable rate in effect at December 31, 2010, based on three-month LIBOR + 3.50%.
(a)	Qualifies as Tier I capital for regulatory capital purposes; the capital qualification is grandfathered under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.
(b)

Currently, 80% of the balance qualifies as Tier II capital for regulatory capital purposes. Effective in the third quarter 2011 and annually thereafter, Tier II capital qualification will be reduced by 20% of the total balance outstanding.

We have $244.8 million in junior subordinated debentures issued to four separate wholly-owned trusts for the purpose of issuing Company-obligated mandatorily redeemable preferred securities. Refer to Note 12 for further information on the nature and terms of these and previously issued debentures.

FHLB long-term advances, which had a combination of fixed and floating interest rates, were secured by qualifying residential and multi-family mortgages and state and municipal and mortgage-related securities.

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

Scheduled Maturities of Long-Term Debt

(Amounts in thousands)

Total
Year ending December 31,
2012	$35,000
2013	5,000
2014	2,000
2015	123,000
2016 and thereafter	249,793

Total	$414,793

12.	JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES HELD BY TRUSTS THAT ISSUED GUARANTEED CAPITAL DEBT SECURITIES

As of December 31, 2010, we sponsored and wholly owned 100% of the common equity of four trusts that were formed for the purpose of issuing Company-obligated mandatorily redeemable preferred securities (“Trust Preferred Securities”) to third-party investors and investing the proceeds from the sale of the Trust Preferred Securities solely in junior subordinated debt securities of the Company (the “Debentures”). The Debentures held by the trusts, which totaled $244.8 million, are the sole assets of each trust. Our obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The guarantee covers the distributions and payments on liquidation or redemption of the Trust Preferred Securities, but only to the extent of funds held by the trusts. We have the right to redeem the Debentures in whole or in part, on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date. We used the proceeds from the sales of the Debentures for general corporate purposes.

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

Common Stock, Preferred Securities, and Related Debentures

(Amounts and number of shares in thousands)

							Principal Amount of Debentures (3)
	Issuance Date	Common Shares Issued	Trust Preferred Securities Issued (1)	Coupon Rate (2)	Earliest Redemption Date (on or after) (3)	Maturity	2010	2009
Bloomfield Hills Statutory Trust I	May 2004	$248	$8,000	2.95%	Jun. 17, 2009	Jun. 2034	$8,248	$8,248
PrivateBancorp Statutory Trust II	Jun. 2005	1,547	50,000	2.01%	Sep. 15, 2010	Sep. 2035	51,547	51,547
PrivateBancorp Statutory Trust III	Dec. 2005	1,238	40,000	1.80%	Dec. 15, 2010	Dec. 2035	41,238	41,238
PrivateBancorp Statutory Trust IV	May 2008	10	143,750	10.00%	Jun. 13, 2013	Jun. 2068	143,760	143,760

Total		$3,043	$241,750				$244,793	$244,793

(1)

The trust preferred securities accrue distributions at a rate equal to the interest rate and maturity identical to that of the related debentures. The trust preferred securities will be redeemed upon maturity of the related debentures.

(2)

Reflects the coupon rate in effect at December 31, 2010. The coupon rate for the Bloomfield Hills Statutory Trust I is a variable rate and is based on three month LIBOR plus 2.65% with distributions payable quarterly. The coupon rates for the PrivateBancorp Statutory Trusts II and III were fixed for the initial five years from issuance and thereafter at a variable rate based on three-month LIBOR plus 1.71% for Trust II, three-month LIBOR plus 1.50% for Trust III. The coupon rate for the PrivateBancorp Statutory Trust IV is fixed. Distributions for Trusts II, III and IV are payable quarterly. We have the right to defer payment of interest on the debentures at any time or from time to time for a period not exceeding five years provided no extension period may extend beyond the stated maturity of the debentures. During such extension period, distributions on the trust preferred securities would also be deferred, and our ability to pay dividends on our common stock would be restricted.

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

TARP Capital Purchase Program

In January 2009, we issued 243,815 shares of fixed rate cumulative perpetual preferred stock, Series B (“Series B Preferred Stock”) to the U.S. Treasury under the CPP of the Emergency Economic Stabilization Act of 2008 for proceeds of $243.8 million. Cumulative dividends on the Series B Preferred Stock are payable at 5% per annum for the first five years and at a rate of 9% per annum thereafter. We are prohibited from paying any dividend with respect to shares of our common stock unless all accrued and unpaid dividends are paid in full on the Series B Preferred Stock for all past dividend periods. The Series B Preferred Stock is non-voting, other than class voting rights on matters that could adversely affect the Series B Preferred Stock. The Series B Preferred Stock is callable at par after three years. Prior to the end of three years, the Series B Preferred Stock may be redeemed with the proceeds from one or more qualified equity offerings of any Tier 1 perpetual preferred or common stock of at least $61.0 million (each a “Qualified Equity Offering”). The redemption price is equal to the sum of the liquidation amount per share and any accrued and unpaid dividends on the Series B preferred Stock. The U.S. Treasury may also transfer the Series B Preferred Stock to a third party at any time. Notwithstanding the foregoing limitations, the American Recovery and Reinvestment Act of 2009 (“ARRA”) requires the U.S. Treasury, subject to consultation with appropriate banking regulators, to permit participants in the CPP to redeem preferred stock issued under the CPP without regard to whether the recipient has completed a Qualified Equity Offering or replaced such funds from any other source, or to any waiting period.

In conjunction with the purchase of the Company’s Series B Preferred Stock, the U.S. Treasury received a ten year warrant that entitles it to purchase up to 1,290,026 shares of the Company’s common stock at an exercise price of $28.35 per share. In December 2009, as a result of the completion of two qualified equity offerings, as provided by the terms of the warrant, the number of shares of common stock issuable upon exercise of the warrant was reduced by 50% from 1,290,026 to 645,013 shares. The ARRA provides that the U.S. Treasury may liquidate these warrants if we fully redeem the Series B Preferred Stock either as a result of redemption by us at a market price determined under the warrants or sale by the U.S. Treasury to a third party.

The Series B Preferred Stock and the warrants issued under the CPP are accounted for as permanent equity on the Consolidated Statements of Financial Condition. The allocated carrying values of the Series B Preferred Stock and warrants on the date of issuance (based on their relative fair values) were $236.3 million and $7.6 million, respectively. The Series B Preferred Stock and warrants qualify as Tier 1 regulatory capital.

Under the terms of our agreements with the U.S. Treasury in connection with our participation in the CPP, we are not prohibited from increasing quarterly common stock dividends at any time, but are precluded from raising the quarterly dividend above $0.075 per share prior to January 30, 2012. Furthermore, as a bank holding company, our ability to pay dividends is also subject to regulatory restrictions resulting from the recent losses we have incurred. We must provide notice to and obtain approval from the FRB before declaring or paying any dividends. Dividends also may be limited as a result of safety and soundness considerations. Our quarterly common stock dividend for each of the four quarters of 2010 was $0.01 per share.

Issuance of Common Stock

There were no public or private offerings of common stock during 2010 other than that issued in connection with our share-based compensation plans. Refer to Note 16 for a detailed discussion of such plans. The following table presents a summary of the Company’s common stock offerings during 2009.

Summary of Common Stock Offerings

(Dollars in thousands, except per share data)

	Common Stock Public Offering			Non-voting Common Stock (1)		Total
	May 2009	November 2009		November 2009
Number of shares issued	11,600,000	19,324,051		1,330,720		32,254,771
Underwriters overallotment:
Fully exercised	—	2,898,607		254,159		3,152,766
Partially exercised (of 1.74 million shares)	266,673	—		—		266,673

Total shares issued	11,866,673	22,222,658	(2)	1,584,879		35,674,210

Price	$19.25	$8.50		$8.075	(3)
Proceeds, net of underwriters commissions but before offering expenses	$217,012	$181,211		$12,798		$411,021

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

The net proceeds from the May and November 2009 public offerings, as well as from the sale of non-voting common stock, qualify as tangible common equity and Tier 1 capital.

Issuance of Series A Preferred Stock and Conversion Transactions

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

Components of Other Comprehensive Income

(Amounts in thousands)

	Years Ended December 31,
	2010			2009			2008
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax

Securities available-for-sale:
Unrealized holding gains	$359	$108	$251	$8,439	$3,246	$5,193	$32,740	$12,461	$20,279
Less: Reclassification of net gains included in net income	13,095	5,026	8,069	7,896	3,031	4,865	1,048	403	645

Net unrealized holding (losses) gains	$(12,736)	$(4,918)	$(7,818)	$543	$215	$328	$31,692	$12,058	$19,634

Change in Accumulated Other Comprehensive Income

(Amounts in thousands)

Total Accumulated Other Comprehensive Income
Balance, December 31, 2007	$7,934
2008 other comprehensive income	19,634

Balance, December 31, 2008	27,568
2009 other comprehensive income	328

Balance, December 31, 2009	27,896
2010 other comprehensive loss	(7,818)

Balance, December 31, 2010	$20,078

14.	EARNINGS PER COMMON SHARE

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

Basic and Diluted Earnings per Common Share

(Amounts in thousands, except per share data)

	Years ended December 31,
	2010	2009	2008
Basic earnings per share
Net income (loss) attributable to controlling interests	$1,517	$(30,063)	$(92,945)
Preferred dividends and discount accretion of preferred stock	13,607	12,443	546

Net loss available to common stockholders	(12,090)	(42,506)	(93,491)
Less: Earnings allocated to participating stockholders	62	—	—

Earnings allocated to common stockholders	$(12,152)	$(42,506)	$(93,491)

Weighted-average common shares outstanding	70,024	44,516	29,553

Basic earnings per common share	$(0.17)	$(0.95)	$(3.16)

	Years ended December 31,
	2010	2009	2008
Diluted earnings per share
Earnings allocated to common stockholders (1)	$(12,152)	$(42,506)	$(93,491)
Weighted-average common shares outstanding (2):
Weighted-average common shares outstanding	70,024	44,516	29,553
Dilutive effect of stock awards	—	—	—
Dilutive effect of convertible preferred stock	—	—	—

Weighted-average diluted common shares outstanding	70,024	44,516	29,553

Diluted earnings per common share	$(0.17)	$(0.95)	$(3.16)
Antidilutive common stock equivalents not included in diluted earnings per common share computation (2):
Stock options	3,384	5,253	5,625
Unvested stock/unit awards	1,247	1,656	1,725
Convertible debentures	—	—	4,504
Warrants related to the U.S. Treasury Capital Purchase Program	645	645	—

Total antidilutive common stock equivalents	5,276	7,554	11,854

(1)

Earnings allocated to common stockholders for basic and diluted earnings per share may differ under the two-class method as a result of adding common stock equivalents for options and warrants to dilutive shares outstanding, which alters the ratio used to allocate earnings to common stockholders and participating securities for the purposes of calculating diluted earnings per share.

(2)

Due to the net loss available to common stockholders reported for the years ended December 31, 2010, 2009, and 2008, all potentially dilutive common stock equivalents were excluded from the diluted net loss per share computation as their inclusion would have been antidilutive.

15.	INCOME TAXES

Components of Income Taxes

(Amounts in thousands)

	Years Ended December 31,
	2010	2009	2008
Current tax provision (benefit):
Federal	$13,278	$39,476	$(24,147)
State	2,212	4,770	(485)

Total	15,490	44,246	(24,632)

Deferred tax provision (benefit):
Federal	(14,678)	(57,816)	(27,956)
State	(2,549)	(6,994)	(8,769)

Total	(17,227)	(64,810)	(36,725)

Total income tax expense (benefit)	$(1,737)	$(20,564)	$(61,357)

Tax expense (benefit) amounts of $3.6 million, $1.1 million and ($2.1 million) in 2010, 2009 and 2008, respectively, are not included in the totals above and relate to the exercise, vesting and expiration of stock options and restricted stock. In accordance with applicable authoritative accounting guidance for share-based compensation, these amounts were recorded directly to shareholders’ equity.

Reconciliation of Income Tax Provision to Statutory Federal Rate

(Amounts in thousands)

	Years Ended December 31,
	2010	2009	2008
Income tax provision (benefit) at statutory federal income tax rate	$22	$(17,633)	$(53,898)
Increase (decrease) in taxes resulting from:
Tax exempt income	(2,338)	(2,354)	(2,678)
Meals, entertainment and related expenses	564	511	1,217
Bank owned life insurance	(610)	(605)	(633)
Investment credits	(351)	(270)	(152)
Non-deductible compensation	1,122	1,140	461
State income taxes	(219)	(1,799)	(5,988)
Tax audit settlements	518	—	—
Other	(445)	446	314

Total income tax benefit	$(1,737)	$(20,564)	$(61,357)

Differences between the amounts reported in the consolidated financial statements and the tax bases of assets and liabilities result in temporary differences for which deferred tax assets and liabilities have been recorded.

Deferred Tax Assets and Liabilities

(Amounts in thousands)

	December 31,
	2010	2009
Deferred tax assets:
Allowance for loan losses	$95,918	$86,415
Share-based payment expenses	13,125	14,213
Deferred compensation	8,262	1,741
State net operating loss carryforwards	255	270
Loan fees	16,598	17,088
OREO write-downs	3,519	2,367
Nonaccrual interest income	6,102	7,446
Covered assets – loans and OREO	26,556	45,431
Other	4,770	2,336

Total deferred tax assets	175,105	177,307

Deferred tax liabilities:
Unrealized gain on securities available-for-sale	(12,281)	(17,152)
Goodwill amortization	(5,244)	(3,920)
Intangible assets and acquisition adjustments	(2,405)	(1,289)
Loan costs	(1,292)	(2,540)
Premises and equipment	(2,098)	(1,579)
Covered assets – FDIC loss share receivable	(25,215)	(41,762)
Other	(247)	(246)

Total deferred tax liabilities	(48,782)	(68,488)

Net deferred tax assets	$126,323	$108,819

At December 31, 2010, we had state net operating loss carryforwards of $6.4 million, which are available to offset future state taxable income and will begin to expire in 2026.

Realization of Deferred Tax Assets

Net deferred tax assets are included in other assets in the accompanying Consolidated Statements of Financial Condition.

As a result of the pre-tax losses incurred during 2008 and 2009, we are in a cumulative pre-tax loss position for financial statement purposes for the three-year period ended December 31, 2010. Under current accounting guidance, this represents significant negative evidence in the assessment of whether the deferred tax assets will be realized. However, we have concluded that based on the weight provided by the positive evidence, it is more likely than not that the deferred tax assets will be realized.

Deferred tax assets at December 31, 2010 represent the aggregate of federal and state tax assets, although federal taxes represent the primary component of the balance. Taxable income in prior years and reversing deferred taxable income amounts provide sources from which deferred tax assets may be absorbed. Most significantly, however, we have relied on our ability to generate future federal taxable income, exclusive of reversing temporary differences, as the primary source from which deferred tax assets at December 31, 2010 will be absorbed.

In making the determination that it was more likely than not the deferred tax assets will be realized, we considered negative evidence associated with the cumulative book loss position, our past performance in forecasting credit costs as well as continued challenging conditions in the commercial real estate sector.

We also considered the positive evidence associated with (a) taxable income generated in 2009 and 2010; (b) reversing taxable temporary differences in future periods; (c) the decline in the cumulative book loss during 2010 and our expectations regarding 2011;

(d) our success in achieving increasing levels of pre-tax, pre-loan loss provision earnings during 2009 and 2010, a core source for future taxable income; (e) our reporting of pre-tax profits in each of the past three quarters and five of the past eight quarters; (f) the concentration of credit losses in certain segments and vintages of our loan portfolio during the past three years and the relative stability of credit trends in recent quarters; (g) our excess capital position relative to “well capitalized” regulatory standards and other industry benchmarks; and (h) no history of Federal net operating loss carryforwards and the availability of the 20-year Federal net operating loss carryforward period.

In addition, we also considered both positive and negative evidence associated with the estimated timing of reversals of deferred deductible and deferred taxable items and the level of such net reversal amounts relative to taxable income run rate assumptions in future periods.

Certain of the factors noted above support our expectation of generating future pre-tax book earnings in future periods. We believe this in turn should give rise to taxable income levels (exclusive of reversing temporary differences) that more likely than not would be sufficient to absorb the deferred tax assets.

Liabilities Associated with Unrecognized Tax Benefits

We file a U.S. federal income tax return and state income tax returns in various states. We are no longer subject to examinations by U.S. federal tax authorities for 2006 and prior years. We are also no longer subject to examinations by certain state departments of revenue for 2005 and prior years.

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

Roll Forward of Unrecognized Tax Benefits

(Amounts in thousands)

	Years Ended December 31,
	2010	2009
Balance at beginning of year	$876	$—
Additions for tax positions related to current year	86	—
Additions for tax positions related to prior years	848	876
Reductions for lapse of statute of limitations	(250)	—
Reductions for settlements with tax authorities	(777)	—

Balance at end of year	$783	$876

Interest and penalties, net of tax effect, recognized in income tax expense during the year	$23	$68
Interest and penalties, net of tax effect, accrued at year-end (1)	$82	$68

(1)	Not included in the unrecognized tax benefits roll forward presented above

As of December 31, 2010 and 2009, there were $631,000 and $667,000, respectively, of unrecognized tax benefits relating to uncertain tax positions that would favorably impact the effective tax rate, if recognized in future periods. While it is expected that the amount of unrecognized tax benefits will change in the next twelve months, the Company does not anticipate this change will have a material impact on the results of operations or the financial position of the Company.

Illinois Tax Legislation

In January 2011, the state of Illinois passed legislation that increases the corporate income tax rate from 7.3% to 9.5% (which includes a personal property replacement tax of 2.5%). The change is effective for tax years 2011 through 2014 with the rate declining to 7.75% in 2015 and returning to the pre-2011 rate of 7.3% in 2025. The Company’s 2010 statement of condition and results of operations were not affected by this tax rate increase.

As a result of this change, the Company currently expects to record a one-time adjustment to reduce income tax expense in the first quarter of 2011 by approximately $2.4 to $3.3 million due to this Illinois tax rate increase. The one-time adjustment relates to the revaluation of the Company’s deferred tax asset. Exclusive of this one-time adjustment, the Company expects that its provision for income taxes and effective tax rate will increase in 2011 and subsequent years as a result of this Illinois change. The amount of such increase cannot be reasonably estimated, however, because it is dependent on a number of unknown factors, including the level of pre-tax income.

16.	SHARE-BASED COMPENSATION AND OTHER BENEFITS

Share-Based Plans

2007 Long Term Incentive Compensation Plan (the “2007 Plan”) – The 2007 Plan was approved by the Board of Directors in 2007 and subsequently approved by stockholders in 2008. The 2007 Plan allows for the issuance of incentive and non-qualified stock options, stock appreciation rights, restricted stock and restricted stock units, equity-based performance stock and units and other cash and stock-based incentives to employees, including officers and directors of the Company and its subsidiaries.

2007 Plan Shares

December 31, 2010

Number of shares of common stock authorized	5,000,000
Number of authorized shares that may be granted in restricted stock or units	1,500,000
Number of shares of common stock that remain available for grant	3,343,077
Number of shares that remain available for grant as restricted stock or units	816,853

At December 31, 2010, the 2007 Plan remains the Company’s only share-based compensation plan which allows for the granting of additional awards. The Company has three inactive plans for which no shares remain available for grant, but have unvested or unexercised awards outstanding at December 31, 2010.

All stock awards granted under the plans have an exercise price equal to the closing price of our common stock on the date the awards are granted.

Stock options are issued to certain key employees and vest generally from 1 to 5 years based on continuous service. We have issued both incentive stock options and non-qualified stock options. All options have a 10-year term.

We may issue common stock with restrictions to certain key employees and non-employee directors. The shares are restricted as to transfer, but are not restricted as to voting rights and generally receive similar dividend payments as stockholders, although in certain cases dividends are not distributed until vesting. The transfer restrictions lapse from 1 to 5 years and are contingent upon continued employment and in certain cases on the satisfaction of specified performance criteria. We also issue restricted stock units which settle in common stock when restrictions lapse. These units are issued on similar terms as restricted common stock but these instruments have no voting rights and receive dividend equivalents rather than dividends.

Effective March 31, 2010, the Company began issuing shares of common stock under the 2007 Plan as salary stock to one of its executive officers. This stock is fully vested as of the grant date and the related expense is included in salaries and employee benefits on the Consolidated Statements of Income. The executive officer holding salary stock has all of the rights of a stockholder, including the right to vote and receive dividends. As a condition of receiving the salary stock, the executive officer entered into an agreement with the Company providing that he may not sell or otherwise transfer the shares of salary stock for two years, except in the event of death or disability. During 2010, the Company granted $125,000 of salary stock awards payable semi-monthly and issued, net of tax withholding, 7,053 shares of salary stock at a weighted average issuance price of $12.48.

Stock Options

The following table summarizes our stock option activity for the year ended December 31, 2010.

Stock Option Transactions

(Number of shares in thousands)

	For the Year Ended December 31, 2010
	Options	Average Exercise Price	Weighted Average Remaining Contractual Term (1)	Aggregate Intrinsic Value (2)
Outstanding at beginning of year	5,253	$29.01
Granted	79	12.90
Exercised	(42)	4.77
Forfeited (3)	(1,580)	29.57
Expired	(326)	30.05

Outstanding at end of period	3,384	$28.57	6.8	$1,103

Ending vested and expected to vest	3,303	$28.59	6.7	$1,083
Exercisable at end of period	1,944	$29.09	6.4	$758

(1)	Represents the average contractual life remaining in years.
(2)

Aggregate intrinsic value represents the total pretax intrinsic value (i.e., the difference between our closing stock price on the last trading day of the year and the option exercise price, multiplied by the number of shares) that would have been received by the option holders if they had exercised their options on December 31, 2010. This amount will fluctuate with changes in the fair value of our common stock.

(3)

Includes 1.4 million of stock options surrendered in connection with the January 2010 award modifications as more fully discussed in the “Share-Based Compensation Award Modification” section presented further in this Note.

Summary of Stock Options Outstanding

(Amounts in thousands)

Exercise Price Range	Stock Options Outstanding	Weighted Average Remaining Contractual Life (1)
$4.67 - $23.15	362	7.2
$26.10 - $36.50	2,681	6.7
$36.64 - $46.51	341	6.5

Total stock options outstanding	3,384	6.8

(1)	Represents the average contractual life remaining in years.

Stock Option Valuation Assumptions - In accordance with current accounting guidance, we estimate the fair value of stock options at the date of grant using a binomial option-pricing model that utilizes the assumptions outlined in the following table.

Stock Option Valuation Assumptions

	Years Ended December 31,
	2010	2009	2008
Expected life of the option (in years)	5.5 – 6.5	5.0 - 6.6	2.6 - 8.0
Expected stock volatility	47.5 - 49.3%	46.1 - 52.4%	34.3 - 45.1%
Risk-free interest rate	2.5 – 4.2%	2.8 - 4.0%	2.1 - 4.3%
Expected dividend yield	0.3 – 0.4%	0.1 - 2.1%	0.8 - 1.1%
Weighted-average fair value of options at their grant date	$6.29	$7.58	$13.84

Expected life is based on historical exercise and termination behavior. Expected stock price volatility is based on historical volatility of our common stock combined with the implied volatility on the exchange traded stock options that are derived from the value of our common stock. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life of the option. The expected dividend yield represents the most recent annual dividend yield as of the date of grant. Management reviews and adjusts the assumptions used to calculate the fair value of an option on a periodic basis to better reflect expected trends.

Other Stock Option Information

(Dollars in thousands)

	Years Ended December 31,
	2010	2009	2008
Share-based compensation expense	$7,815	$10,215	$7,267
Unrecognized compensation expense	$12,037	$20,767	$35,490
Weighted-average amortization period remaining (years)	1.9	2.8	3.9
Total intrinsic value of stock options exercised	$321	$1,576	$4,835
Cash received from stock options exercised	$201	$1,073	$3,082
Income tax benefit realized from stock options exercised	$76	$236	$888

We issue authorized shares to satisfy stock option exercises and restricted stock awards.

Restricted Stock and Restricted Unit Awards

Restricted Stock and Unit Award Transactions

(Number of shares in thousands)

	Year Ended December 31,2010
Restricted Stock and Unit Awards	Number of Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (1)	Aggregate Intrinsic Value (2)
Nonvested restricted stock unit awards at beginning of year	1,543	$21.62
Granted	231	13.80
Vested	(513)	28.40
Forfeited	(175)	32.19

Nonvested restricted stock unit awards at end of period	1,086	$26.16	1.9	$15,621

Ending vested and expected to vest	1,025	$26.16	1.9	$14,746

(1)	Represents the average contractual life remaining in years.
(2)

Aggregate intrinsic value represents the total pretax intrinsic value (i.e., the difference between our closing stock price on the last trading day of the year and the award purchase price of zero, multiplied by the number of awards) that the grantee(s) would have received if the outstanding restricted stock and unit awards had vested on December 31, 2010. This amount will fluctuate with changes in the fair value of our common stock.

The fair value of restricted stock and units that vest based on service provided by the recipient is determined based on our closing stock price on the date of grant and is recognized as compensation expense over the vesting period.

Other Restricted Stock and Unit Award Information

(Dollars in thousands)

	Years Ended December 31,
	2010	2009	2008
Share-based compensation expense	$9,287	$10,481	$11,500
Unrecognized compensation expense	$15,114	$16,070	$27,348
Weighted-average amortization period remaining (years)	1.9	2.6	3.5
Total fair value of vested restricted stock and units	$6,757	$3,710	$7,214
Income tax benefit realized from vesting/release of restricted stock and unit awards	$2,075	$1,421	$4,410

We also had outstanding share-based awards associated with the issuance of certain contractual “put” rights related to the minority interest owned by the principals of Lodestar. These awards will be settled in cash and accordingly qualify for liability accounting under current accounting guidance. Unlike equity awards, liability awards are re-measured at fair value at each reporting date until settlement, with the change in value recognized in current period expense. At December 31, 2010, the contractual value totaled $3.4 million. Due to an increase in the value of the put rights based on the contract terms, we recorded a charge to expense related to the put rights totaling $399,000 for the year ended December 31, 2010.

Share-Based Compensation Award Modification

In connection with our 2010 compensation planning and review process, effective January 28, 2010, the Compensation Committee and the Board of Directors approved amendments to certain previously-granted performance share awards to modify the vesting provisions to provide for time vesting of the awards rather than performance vesting based on certain stock price appreciation targets established in 2007. The performance shares were awarded in late-2007 and 2008 pursuant to our Strategic Long-Term Incentive Compensation Plan and the 2007 Plan in connection with the recruitment or retention of key employees. Except for the change in vesting conditions, the amendments do not change the number of shares, the vesting schedule, continued service requirements or any other terms or conditions set forth in the original awards. In connection with the award modification, certain performance-vesting stock options granted in 2008 and 2007 to these same award recipients were surrendered and are included in the amount of forfeited stock options in the Stock Option Transaction table presented above.

A total of 127 employees’ awards were modified. The incremental cost of this modification was $9.9 million and will be recognized from 2010 through 2012. For the year ended December 31, 2010, we recognized $3.3 million, (before forfeitures) in share-based compensation expense in connection with the modification of these awards.

There were no share-based compensation award modifications in 2009 and 2008.

Savings and Retirement Plan

The Company has a defined contribution retirement plan, The PrivateBancorp, Inc. Savings, Retirement and Employee Stock Ownership Plan (the “KSOP”), which allows employees, at their option, to make contributions up to 75% of compensation on a pre-tax basis and/ or after-tax basis through salary deferrals under Section 401(k) of the Internal Revenue Code. At the employees’ direction, employee contributions are invested among a variety of investment alternatives. For employees who have met a one-year service requirement and make voluntary contributions to the KSOP, we contribute an amount equal to $0.50 for each dollar contributed up to 6% of an employee’s compensation (subject to certain maximum compensation amounts as prescribed in Internal Revenue Service guidance). The KSOP also allows for a discretionary company contribution. The company’s matching contribution vests in increments of 20% annually for each year in which 1,000 hours are worked. Although no such contribution was made for 2010, 2009 or 2008, the discretionary component vests in increments of 20% annually over a period of 5 years based on the employee’s years of service.

KSOP Plan Information

(Amounts in thousands)

	Years Ended December 31,
	2010	2009	2008
Company matching contribution	$1,785	$1,463	$1,078
Number of Company shares held in KSOP	465	428	253
Fair value of Company shares held by KSOP	$6,681	$3,839	$8,215
Dividends received	$18	$14	$84

Deferred Compensation Plan

We maintain a non-qualified deferred compensation plan (the “Plan”) which allows eligible participants to defer the receipt of cash compensation otherwise payable to them. The purpose of the Plan is to further our ability to attract and retain high quality executives and non-employee directors. Executive officers who participate in the Plan may elect to defer up to 50% of annual base salary and 100% of annual bonus amounts and directors may elect to defer up to 100% of annual directors fees. While deferred, participants elect at the time amounts are deferred whether amounts are credited with “earnings” as if they were invested in either a fixed income account with interest credited based on our prime rate (not to exceed 120% of the applicable federal long-term rate) on the cash value of the funds deposited, or in deferred stock units (“DSUs”) with earnings credited in the form of dividend equivalents to that paid to our common stockholders. Except for an “earnings” credit on the deferred amounts, we do not provide any contributions or credits to participants under the Plan. At December 31, 2010 and 2009 there were 72,947 and 54,381 DSUs, respectively, in the Plan. At the time of distribution, amounts credited in DSUs are paid in shares of our common stock while amounts credited in the fixed income option are paid in cash. All elections and payments under the Plan are subject to compliance with requirements of Section 409A of the Internal Revenue Code which may limit elections and require delay in payment of benefits in certain circumstances.

17.	REGULATORY AND CAPITAL MATTERS

The Company and the Bank are subject to various regulatory requirements that impose restrictions on cash, loans or advances, and dividends. The Bank is required to maintain reserves against deposits. Reserves are held either in the form of vault cash or non-interest-bearing balances maintained with the Federal Reserve Bank (“FRB”) and are based on the average daily balances and statutory reserve ratios prescribed by the type of deposit account.

Cash Restrictions

(Amounts in thousands)

	December 31,
	2010	2009
Reserve balances required to be maintained with the FRB	33,027	$19,773
Cash and due from banks held as collateral for standby letter of credit services	22,000	$22,000

Under current FRB regulations, the Bank is limited in the amount they may loan or advance to the parent company and its nonbank subsidiaries. Loans or advances to a single subsidiary may not exceed 10% and loans to all subsidiaries may not exceed 20% of the Bank’s capital stock and surplus, as defined. Loans from the Bank to nonbank subsidiaries and the parent company are also required to meet certain collateral requirements.

Various state banking regulations limit the amount of dividends that may be paid to the parent company by the Bank. Dividend payments by the Bank are subject to regulatory approval and are contingent upon a number of factors including the Bank’s ability to meet applicable regulatory capital requirements, the strength of the Bank’s balance sheet and its ability to support any projected growth, and the Bank’s profitability and earnings. No dividends were paid by the Bank to the parent company during 2010 or 2009. As of December 31, 2010, the Bank had no capacity under banking regulations to pay dividends to the parent company as a result of the level of its retained earnings and bad debts as defined for purposes of state law.

Under applicable regulatory capital adequacy guidelines, the Company and the Bank are subject to various capital requirements adopted and administered by the federal banking agencies. These guidelines specify minimum capital ratios calculated in accordance with the definitions in the guidelines, including the leverage ratio which is Tier 1 capital as a percentage of adjusted average assets, and the Tier 1 capital ratio and the total capital ratio each as a percentage of risk-weighted assets and off-balance sheet items that have been weighted according to broad risk categories. To satisfy safety and soundness standards, banking institutions are expected to maintain capital levels in excess of the regulatory minimums depending on the risk inherent in the balance sheet, regulatory expectations and the changing risk profile of business activities and plans. At the Bank, primarily due to our recent credit loss experience and levels of non-performing loans, the current minimum capital requirements are ratios of 8.25% Tier 1 leverage and 12.0% total risk-based capital.

As of December 31, 2010, the Company and the Bank met all capital adequacy requirements to which they are subject. As of December 31, 2010, the most recent regulatory notification classified the Bank as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes would change the Bank’s classification for this purpose. Failure to meet minimum capital requirements could result in certain mandatory, and possible discretionary, actions by regulators which, if undertaken, could have a material effect on our consolidated financial statements.

The following table presents the Company’s and the Bank’s measures of capital as of the dates presented, the minimum regulatory capital levels established by the FRB and the capital levels to be considered “well capitalized” under FDICIA.

Summary of Capital Ratios

(Amounts in thousands, except for ratios)

	Actual		FRB Guidelines for Minimum Regulatory Capital		Regulatory Minimum For “Well Capitalized” under FDICIA
	Capital	Ratio	Capital	Ratio	Capital	Ratio
As of December 31, 2010:
Total risk-based capital:
Consolidated	$1,571,619	14.18%	$886,404	8.00%	na	na
The PrivateBank - Chicago	1,363,054	12.32	na	na	$1,106,185	10.00%

Tier 1 risk-based capital:
Consolidated	1,335,787	12.06	443,202	4.00	na	na
The PrivateBank - Chicago	1,127,448	10.19	na	na	663,711	6.00

Tier 1 leverage:
Consolidated	1,335,787	10.78	495,873	4.00	na	na
The PrivateBank - Chicago	1,227,448	9.11	na	na	618,774	5.00

As of December 31, 2009 (1):
Total risk-based capital:
Consolidated	$1,588,014	14.69%	$865,001	8.00%	na	na
The PrivateBank - Chicago	1,316,059	12.35	na	na	$1,065,409	10.00
The PrivateBank - Wisconsin	18,602	11.12	na	na	16,729	10.00

Tier 1 risk-based capital:
Consolidated	1,331,738	12.32	432,501	4.00	na	na
The PrivateBank - Chicago	1,061,755	9.97	na	na	639,245	6.00
The PrivateBank - Wisconsin	17,257	10.32	na	na	10,037	6.00

Tier 1 leverage:
Consolidated	1,331,738	11.17	476,784	4.00	na	na
The PrivateBank - Chicago	1,061,755	9.05	na	na	586,428	5.00
The PrivateBank - Wisconsin	17,257	8.43	na	na	10,241	5.00

(1)	The PrivateBank – Wisconsin, a former bank subsidiary and a national bank, was merged with and into The PrivateBank – Chicago effective as of October 31, 2010.

18.	DERIVATIVE INSTRUMENTS

We are an end-user of certain derivative financial instruments which we use to manage our exposure to interest rate and foreign exchange risks. We also use these instruments for client accommodation as we make a market in derivatives for our clients.

None of the end-user and client related derivatives have been designated as hedging instruments. Both end-user and client related derivatives are recorded at fair value in the Consolidated Statements of Financial Condition as either derivative assets or derivative liabilities, with changes in their fair value recorded in current earnings. Refer to Table A below for the fair values of our derivative instruments on a gross basis as of December 31, 2010 and 2009, and where they are recorded in the Consolidated Statements of Financial Condition and Table B for the related net gains/(losses) recognized during the years ended December 31, 2010, 2009 and 2008, and where they are recorded in the Consolidated Statements of Income.

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

End-User Derivatives – We enter into derivatives that include commitments to fund certain mortgage loans to be sold into the secondary market and forward commitments for the future delivery of residential mortgage loans. It is our practice to enter into forward commitments for the future delivery of fixed rate residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates on our commitments to fund the loans as well as on our portfolio of mortgage loans held-for-sale. At December 31, 2010, we had approximately $42.9 million of interest rate lock commitments and $73.7 million of forward commitments for the future delivery of residential mortgage loans with rate locks at rates consistent with the lock commitment.

We are also exposed at times to foreign exchange risk as a result of issuing loans in which the principal and interest are settled in a currency other than U.S. dollars. Currently our exposure is to the British pound on $4.4 million of loans and we manage this risk by using currency forward derivatives.

Client Related Derivatives – We offer, through our capital markets group, an extensive range of over-the-counter interest rate and foreign exchange derivatives to our clients including but not limited to interest rate swaps, options on interest rate swaps, interest rate options (also referred to as caps, floors, collars, etc.), foreign exchange forwards and options as well as cash products such as foreign exchange spot transactions. When our clients enter into an interest rate or foreign exchange derivative transaction with us, we will generally mitigate our exposure to market risk through the execution of off-setting positions with inter-bank dealer counterparties. This permits the capital markets group to offer customized risk management solutions to our clients. Although transactions originated by capital markets do not expose us to overnight market risk, they do expose us to other risks including counterparty credit, settlement, and operational risk.

To accommodate our loan clients, we occasionally enter into risk participation agreements (RPAs) with counterparty banks to either accept or transfer a portion of the credit risk related to their interest rate derivatives. This allows clients to execute an interest rate derivative with one bank while allowing for distribution of the credit risk among participating members. We have entered into written RPAs in which our counterparty bank accepts a portion of the credit risk associated with a loan client’s interest rate derivative in exchange for a fee. We manage this credit risk through our loan underwriting process and when appropriate the RPA is backed by collateral provided by our clients under their loan agreement.

The current payment/performance risk of written RPAs is assessed using internal risk ratings which range from 1 to 8 with the latter representing the highest credit risk. The risk rating is based on several factors including the financial condition of the RPA’s underlying derivative counterparty, present economic conditions, performance trends, leverage, and liquidity.

The maximum potential amount of future undiscounted payments that we could be required to make under our written risk participation agreements assumes that the underlying derivative counterparty defaults and that the floating interest rate index of the underlying derivative remains at zero percent. In the event that we would have to pay out any amounts under our RPAs, we will seek to recover these from assets that our clients pledged as collateral for the derivative and the related loan.

Risk Participation Agreements

(Dollars in thousands)

	December 31,
	2010	2009
Fair value of written RPAs	$(9)	$(101)
Range of remaining terms to maturity (in years)	Less than 1 to 4	1 to 4
Range of assigned internal risk ratings	3 to 5	3 to 7
Maximum potential amount of future undiscounted payments	$2,413	$4,867
Percent of maximum potential amount of future undiscounted payments covered by proceeds from liquidation of pledged collateral	80%	61%

Certain of our derivative contracts contain embedded credit risk contingent features that if triggered either allow the derivative counterparty to terminate the derivative or require additional collateral. These contingent features are triggered if we do not meet specified financial performance indicators such as capital or credit ratios.

Derivatives Subject to Credit Risk Contingency Features

(Amounts in thousands)

	December 31,
	2010	2009
Fair value of derivatives in a net liability position	$66,649	$50,210
Collateral posted for those transactions in a net liability position	$70,334	$56,354
If credit risk contingency features were triggered:
Additional collateral required to be posted to derivative counterparties	$347	$1,020
Outstanding derivative instruments that would be immediately settled	$52,354	$33,883

Table A

Consolidated Statement of Financial Condition Location of and

Fair Value of Derivative Instruments Not Designated in Hedging Relationship

(Amounts in thousands)

	Asset Derivatives				Liability Derivatives
	December 31, 2010		December 31, 2009		December 31, 2010		December 31, 2009
	Notional/ Contract Amount(1)	Fair Value	Notional/ Contract Amount(1)	Fair Value	Notional/ Contract Amount(1)	Fair Value	Notional/ Contract Amount(1)	Fair Value
Capital markets group derivatives (2):
Interest rate contracts	$3,028,827	$102,386	$2,759,586	$75,728	$3,028,827	$104,799	$2,759,586	$76,475
Foreign exchange contracts	109,956	4,069	127,067	3,803	109,956	3,416	127,067	3,374
Credit contracts(1)	4,523	1	4,629	1	68,945	9	81,537	101

Subtotal		106,456		79,532		108,224		79,950
Netting adjustments (3)		(6,206)		(7,992)		(6,206)		(7,992)

Subtotal		$100,250		$71,540		$102,018		$71,958

Other derivatives(4):
Foreign exchange contracts	$4,425	$29	$3,439	$96	$—	$—	$—	$—
Mortgage banking derivatives		221		557		280		445

Subtotal		250		653		280		445

Total derivatives		$100,500		$72,193		$102,298		$72,403

(1)	The weighted average notional amounts are shown for credit contracts.
(2)	Capital market group asset and liability derivatives are reported as derivative assets and derivative liabilities on the Consolidated Statement of Financial Condition, respectively.
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

(4)	Other derivative assets and liabilities are included in other assets and other liabilities on the Consolidated Statement of Financial Condition, respectively.

Table B

Consolidated Statement of Income Location of and Gain (Loss) Recognized

on Derivative Instruments Not Designated in Hedging Relationship

(Amounts in thousands)

	2010	2009	2008
Gain (loss) on derivatives recognized in capital markets products income:
Interest rate contracts	$9,794	$14,650	$9,987
Foreign exchange contracts	4,301	2,433	770
Credit contracts	191	67	292

Total capital markets group derivatives	$14,286	$17,150	$11,049

(Loss) gain on other derivatives recognized in other income, service charges and fees:
Foreign exchange derivatives	$32	$(279)	$865
Mortgage banking derivatives	(171)	230	1

Total other derivatives	(139)	(49)	866

Total derivatives	$14,147	$17,101	$11,915

19.	COMMITMENTS, GUARANTEES, AND CONTINGENT LIABILITIES

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

Contractual or Notional Amounts of Financial Instruments

(Amounts in thousands)

	December 31,
	2010	2009
Commitments to extend credit:
Home equity lines	$175,365	$186,618
Residential 1-4 family construction - secured	15,600	18,289
Commercial real estate - secured	64,388	293,237
Commercial and industrial	2,929,215	2,701,349
All other commitments	686,469	587,460

Total commitments to extend credit	$3,871,037	$3,786,953

Letters of credit:
Financial standby	$265,675	$207,452
Performance standby	32,425	25,229
Commercial letters of credit	115	1,085

Total letters of credit	$298,215	$233,766

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

In the event of a client’s nonperformance, our credit loss exposure is equal to the contractual amount of those commitments. We manage this credit risk in a similar manner to evaluating credit risk in extending loans to clients under our credit policies. We use the same credit policies in making credit commitments as for on-balance sheet instruments, mitigating exposure to credit loss through various collateral requirements. In the event of nonperformance by the clients, we have rights to the underlying collateral, which could include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities. As of December 31, 2010, we had recorded a reserve for unfunded commitments of $8.1 million in other liabilities in the Consolidated Statements of Financial Condition.

The maximum potential future payments guaranteed by us under standby letters of credit arrangements are equal to the contractual amount of the commitment. The unamortized fees associated with standby letters of credit, which are included in other liabilities in the Consolidated Statements of Financial Condition, totaled $482,000 as of December 31, 2010. We amortize these amounts into income over the commitment period. As of December 31, 2010, standby letters of credit had a remaining weighted-average term of approximately 15 months, with remaining actual lives ranging from less than 1 year to 18 years.

Credit Card Settlement Guarantees

Our third-party vendor issues corporate purchase credit cards on behalf of our commercial clients. The corporate purchase credit cards are issued to employees of our commercial clients at the client’s direction and used for payment of business-related expenses. In most circumstances, these cards will be underwritten by our third-party vendor. However, in certain circumstances, we may enter into a recourse agreement, which transfers the credit risk from the third-party vendor to us in the event that the licensee fails to meet its financial payment obligation. In these circumstances, a total exposure amount is established for our corporate client. The maximum potential future payments guaranteed by us under this third-party settlement guarantee would be $1.5 million at December 31, 2010.

We believe that the estimated amounts of maximum potential future payments are not representative of our actual potential loss given our insignificant historical losses from this third-party settlement guarantee. As of December 31, 2010, we have not recorded any contingent liability in the consolidated financial statements for this settlement guarantee, and management believes that the probability of any payments under this arrangement is low.

Mortgage Loans Sold with Recourse

Certain mortgage loans sold have limited recourse provisions. The losses for the year ended December 31, 2010 arising from limited recourse provisions were not material.

Legal Proceedings

On October 22, 2010, a lawsuit was filed in federal court in the Northern District of Illinois against the Company on behalf of a purported class of purchasers of our common stock between November 2, 2007 and October 23, 2009. Certain of our current and former executive officers and directors and firms that participated in the underwriting of our June 2008 and May 2009 public offerings of common stock are also named as defendants in the litigation. On January 25, 2011, the City of New Orleans Employees’ Retirement System and State-Boston Retirement System were together named as the lead plaintiff and an amended complaint was filed on February 18, 2011. The amended complaint alleges various claims of securities law violations against certain of the named defendants relating to disclosures we made during the class period in filings under the Securities Act of 1933 and the Securities Exchange Act of 1934. The plaintiffs seek class certification, compensatory damages in an unspecified amount, costs and expenses, including attorneys’ fees, and rescission. At this early stage of the litigation, it is not possible to assess the probability of a material adverse outcome or reasonably estimate any potential financial impact of the lawsuit on the Company.

As of December 31, 2010, there were also certain legal proceedings pending against the Company and its subsidiaries in the ordinary course of business. Management does not believe that the outcome of these proceedings will have, individually or in the aggregate, a material adverse effect on the Company’s results of operations, financial condition or cash flows.

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

Securities Available-for-Sale – Securities available-for-sale include U.S. Treasury, collateralized mortgage obligations, residential mortgage-backed securities, state and municipal securities and foreign sovereign debt. Substantially all available-for-sale securities are fixed income instruments that are not quoted on an exchange, but may be traded in active markets. The fair value of these securities is based on quoted market prices obtained from external pricing services or dealer market participants where trading in an active market exists. In obtaining such data from external pricing services, we have evaluated the methodologies used to develop the fair values in order to determine whether such valuations are representative of an exit price in our principal markets. The principal markets for our securities portfolio are the secondary institutional markets, with an exit price that is predominantly reflective of bid level pricing in those markets. U.S. Treasury securities have been classified in level 1 of the valuation hierarchy. Virtually all other remaining securities are classified in level 2 of the valuation hierarchy.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table provides the hierarchy level and fair value for each major category of assets and liabilities measured at fair value at December 31, 2010 and December 31, 2009 on a recurring basis.

Fair Value Measurements on a Recurring Basis

(Amounts in thousands)

	December 31, 2010				December 31, 2009
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Securities available-for-sale
U.S. Treasury	$—	$—	$—	$—	$16,970	$—	$—	$16,970
U.S. Agencies	—	10,426	—	10,426	—	10,315	—	10,315
Collateralized mortgage obligations	—	451,721	—	451,721	—	176,364	—	176,364
Residential mortgage- backed securities	—	1,247,031	—	1,247,031	—	1,191,718	—	1,191,718
State and municipal	—	172,108	—	172,108	—	170,559	3,615	174,174
Foreign sovereign debt	—	500	—	500	—	—	—	—

Total securities available-for-sale	—	1,881,786	—	1,881,786	16,970	1,548,956	3,615	1,569,541
Derivative assets	—	95,596	4,654	100,250	—	70,072	1,468	71,540
Other assets (1)	—	250	—	250	—	653	—	653

Total assets	$—	$1,977,632	$4,654	$1,982,286	$16,970	$1,619,681	$5,083	$1,641,734

Liabilities:
Derivative liabilities	$—	$102,009	$9	$102,018	$—	$71,857	$101	$71,958
Other liabilities (1)	—	280	—	280	—	445	—	445

Total liabilities	$—	$102,289	$9	$102,298	$—	$72,302	$101	$72,403

(1)	Other assets and other liabilities include derivatives for commitments to fund certain mortgage loans and end-user foreign exchange derivatives.

If a change in valuation techniques or input assumptions for an asset or liability occurred between periods, we would consider whether this would result in a transfer between the three levels of the fair value hierarchy. There have been no transfers of assets or liabilities between level 1 and level 2 of the valuation hierarchy between December 31, 2009 and December 31, 2010. In addition, there have been no changes in the valuation techniques and related inputs we used for assets and liabilities measured at fair value on a recurring basis during the period.

Reconciliation of Beginning and Ending Fair Value For Those

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

(Amounts in thousands)

Year ended December 31:	Balance at Beginning of Period	Total Gains (Losses)		Purchases, Sales, Issuances, and Settlements	Transfers In (Out) of Level 3	Balance at End of Period	Change in Unrealized Losses in Earnings Related to Assets and Liabilities Still Held at End of Period
		Included in Earnings(1)	Included in Other Comprehensive Income
2010
State and municipal available-for-sale	$3,615	$—	$—	$(3,615)	$—	$—	$—
Derivative assets	1,468	2,436	—	(3,819)	4,569	4,654	2,391
Derivative (liabilities)	(101)	170	—	(78)	—	(9)	(165)

2009
State and municipal available-for-sale	$3,615	$—	$—	$—	$—	$3,615	$—
Derivative assets	9	44	—	(114)	1,529	1,468	44
Derivative (liabilities)	(30)	75	—	(146)	—	(101)	(75)

(1)	Amounts disclosed in this column are included in capital markets products income in the Consolidated Statements of Income.

At December 31, 2010, $743,000 of derivative assets were transferred from level 2 to level 3 of the valuation hierarchy due to a lack of observable market data, as there was deterioration in the credit risk of the derivative counterparty. Also, at December 31, 2010, $805,000 of derivative assets were transferred from level 3 to level 2 of the valuation hierarchy due to an improvement in the credit risk of the derivative counterparty. We recognize transfers in and transfers out at the end of the reporting period.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The following table provides the hierarchy level and fair value for each major category of assets measured at fair value at December 31, 2010 and December 31, 2009 on a nonrecurring basis.

Fair Value Measurements on a Nonrecurring Basis

(Amounts in thousands)

	December 31, 2010				December 31, 2009
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Loans held for sale	$—	$—	$30,758	$30,758	$—	$—	$28,363	$28,363
Collateral-dependent impaired loans net of reserve for loan losses	—	—	328,492	328,492	—	—	308,838	308,838
Covered assets- foreclosed real estate	—	—	32,155	32,155	—	—	14,770	14,770
OREO	—	—	88,728	88,728	—	—	41,497	41,497

Total assets	$—	$—	$480,133	$480,133	$—	$—	$393,468	$393,468

Collateral-Dependent Impaired Loans

(Amounts in thousands)

	December 31,
	2010	2009
Carry value	$398,015	$374,598
Specific reserves	(69,523)	(65,760)

Fair value	$328,492	$308,838

There have been no changes in the valuation techniques and related inputs we used for assets and liabilities measured at fair value on a nonrecurring basis from December 31, 2009 to December 31, 2010.

Estimated Fair Value of Certain Financial Instruments

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

Short-term financial assets and liabilities – For financial instruments with a shorter-term or with no stated maturity, prevailing market rates, and limited credit risk, the carrying amounts approximate fair value. Those financial instruments include cash and due from banks, federal funds sold and other short-term investments, accrued interest receivable, and accrued interest payable.

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

Financial Instruments

(Amounts in thousands)

	As of
	December 31, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and due from banks	$112,772	$112,772	$320,160	$320,160
Federal funds sold and other short-term investments	541,316	541,316	218,935	218,935
Loans held for sale	30,758	30,758	28,363	28,363
Securities available-for-sale	1,881,786	1,881,786	1,569,541	1,569,541
Non-marketable equity investments	23,537	23,537	29,413	29,413
Loans, net of unearned fees	9,114,357	8,535,266	9,046,625	8,348,901
Covered assets	397,210	400,783	502,034	491,052
Accrued interest receivable	33,854	33,854	35,562	35,562
Investment in bank owned life insurance	49,408	49,408	47,666	47,666
Derivative assets	100,250	100,250	71,540	71,540
Financial Liabilities:
Deposits	$10,535,429	$10,549,930	$9,891,914	$9,908,475
Short-term borrowings	118,561	120,522	214,975	218,060
Long-term debt	414,793	414,340	533,023	479,256
Accrued interest payable	5,968	5,968	9,673	9,673
Derivative liabilities	102,018	102,018	71,958	71,958

21.	OPERATING SEGMENTS

We have three primary operating segments: Banking and Wealth Management, each of which are delineated by the products and services that each segment offers, and the Holding Company. The Banking operating segment includes commercial and personal banking services, which includes the services of The PrivateBank Mortgage Company. Commercial banking services are primarily provided to corporations and other business clients and include a wide array of lending and cash management products. Personal banking services offered to individuals, professionals, and entrepreneurs include direct lending and depository services. The Wealth

Management segment includes the activities of our Private Wealth group, including investment management, investment advisory, personal trust and estate administration, custodial and escrow, retirement account administration, and brokerage services. The activities of the third operating segment, the Holding Company, include the direct and indirect ownership of our banking and nonbanking subsidiaries, the issuance of debt and intersegment eliminations.

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

Operating Segments Performance

(Amounts in thousands)

	Banking	Wealth Management	Holding Company and Other Adjustments	Consolidated
2010

Net interest income	$420,609	$2,625	$(22,277)	$400,957
Provision for loan and covered loan losses	194,541	—	—	194,541
Non-interest income	74,941	18,140	165	93,246
Non-interest expense	253,014	17,052	29,532	299,598

Income (loss) before taxes	47,995	3,713	(51,644)	64
Income tax provision (benefit)	16,311	1,444	(19,492)	(1,737)

Net income (loss)	31,684	2,269	(32,152)	1,801
Noncontrolling interest expense	—	284	—	284

Net income (loss) attributable to controlling interests	$31,684	$1,985	$(32,152)	$1,517

Assets	$11,180,923	$—	$1,284,698	$12,465,621
Total loans	9,114,357	—	—	9,114,357
Deposits	10,720,500	—	(185,071)	10,535,429

2009

Net interest income	$347,112	$2,833	$(24,961)	$324,984
Provision for loan and covered loan losses	199,419	—	—	199,419
Non-interest income	55,792	15,458	220	71,470
Non-interest expense	199,432	15,161	32,822	247,415

Income (loss) before taxes	4,053	3,130	(57,563)	(50,380)
Income tax (benefit) provision	(157)	1,217	(21,624)	(20,564)

Net income (loss)	4,210	1,913	(35,939)	(29,816)
Noncontrolling interest expense	—	247	—	247

Net income (loss) attributable to controlling interests	$4,210	$1,666	$(35,939)	$(30,063)

Assets	$10,782,845	$—	$1,249,739	$12,032,584
Total loans	9,046,625	—	—	9,046,625
Deposits	10,130,346	—	(238,432)	9,891,914

2008

Net interest income	$214,329	$2,229	$(26,163)	$190,395
Provision for loan losses	189,579	—	—	189,579
Non-interest income	24,348	16,968	—	41,316
Non-interest expense	150,535	16,661	28,929	196,125

(Loss) income before taxes	(101,437)	2,536	(55,092)	(153,993)
Income tax (benefit) provision	(44,176)	854	(18,035)	(61,357)

Net (loss) income	(57,261)	1,682	(37,057)	(92,636)
Noncontrolling interest expense	—	309	—	309

Net (loss) income attributable to controlling interests	$(57,261)	$1,373	$(37,057)	$(92,945)

22.	VARIABLE INTEREST ENTITIES

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

U.S. GAAP requires VIEs to be consolidated by the party that has those characteristics associated with owning a controlling financial interest (i.e., the primary beneficiary). The following summarizes the VIEs in which we have a significant interest and discusses the accounting treatment applied for the consolidation of the VIEs.

As discussed in Note 12, we sponsor and wholly own 100% of the common equity of four trusts that were formed for the purpose of issuing trust preferred securities to third party investors and investing the proceeds from the sale of the trust preferred securities solely in debentures issued by the Company. The trusts’ only assets as of December 31, 2010 were the $244.8 million principal balance of the debentures and the related interest receivable. The trusts meet the definition of a VIE, but the Company is not the primary beneficiary of the trusts and accordingly, the trusts are not consolidated in our financial statements.

We hold certain investments in funds that make investments in accordance with the provisions of the Community Reinvestment Act. Such investments have a carrying amount of $2.8 million at December 31, 2010 and are included within non-marketable equity investments in our Consolidated Statements of Financial Condition. The investments meet the definition of a VIE, but the Company is not the primary beneficiary as we are a limited investor in those investment funds and do not have the power over their investment activities. Accordingly, we will continue to account for our interest in these investments using the cost method. Our maximum exposure to loss is limited to the carrying amount plus additional required future capital contributions of $2.9 million as of December 31, 2010.

23.	CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

The following represents the condensed financial statements of PrivateBancorp, Inc., the parent company.

Statements of Financial Condition

(Parent Company only)

(Amounts in thousands)

	December 31,
	2010	2009
Assets
Cash and interest-bearing deposits	$185,071	$238,432
Investment in and advances to subsidiaries	1,260,112	1,220,893
Other assets	33,543	28,846

Total assets	$1,478,726	$1,488,171

Liabilities and Equity
Short-term borrowings	$—	$—
Long-term debt	244,793	244,793
Accrued expenses and other liabilities	6,056	7,795
Equity	1,227,877	1,235,583

Total liabilities and equity	$1,478,726	$1,488,171

Statements of Income

(Parent Company only)

(Amounts in thousands)

	Years ended December 31,
	2010	2009	2008
Income
Interest income	$46	$44	$390
Securities transactions and other income	165	220	206

Total income	211	264	596

Expenses
Interest expense	19,652	22,128	23,934
Salaries and other employee benefits	21,314	23,462	18,767
Other expenses	8,218	9,360	10,368

Total expenses	49,184	54,950	53,069

Loss before income taxes and equity in undistributed income of subsidiaries	(48,973)	(54,686)	(52,473)
Income tax benefit	18,453	20,459	17,076

Loss before undistributed income of subsidiaries	(30,520)	(34,227)	(35,397)
Equity in undistributed income of subsidiaries	32,321	4,411	(57,239)

Net income (loss)	1,801	(29,816)	(92,636)
Net income attributable to noncontrolling interests	284	247	309

Net income (loss) attributable to controlling interests	1,517	(30,063)	(92,945)
Preferred stock dividend	13,607	12,443	546

Net loss available to common stockholders	$(12,090)	$(42,506)	$(93,491)

Statements of Cash Flows

(Parent Company only)

(Amounts in thousands)

	Years ended December 31,
	2010	2009	2008
Operating Activities
Net income (loss)	$1,801	$(29,816)	$(92,636)
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed (income) loss from subsidiaries	(32,321)	(4,411)	57,239
Share-based compensation expense	17,102	20,696	18,767
Depreciation of premises, furniture and equipment	326	335	281
Net (increase) decrease in other assets	(5,023)	15,646	(29,401)
Net (decrease) increase in other liabilities	(1,624)	(1,686)	93
Other, net	—	—	(715)

Net cash (used in) provided by operating activities	(19,739)	764	(46,372)

Investing Activities
Net capital investments in bank subsidiaries	(15,000)	(281,000)	(397,900)

Net cash used in investing activities	(15,000)	(281,000)	(397,900)

Financing Activities
Proceeds from the issuance of debt	—	—	165,281
Repayment of debt	—	(135,000)	(75,250)
Proceeds from the issuance of preferred stock and common stock warrant	—	243,815	17,070
(Payments for) proceeds from the issuance of common stock	(178)	409,655	149,646
Stock repurchased in connection with benefit plans	(1,565)	(1,204)	(3,726)
Cash dividends paid	(15,122)	(11,628)	(9,944)
Exercise of stock options and restricted share activity	1,807	1,126	3,268
(Shortfall) excess tax benefit from exercise of stock options and release of restricted share activity	(3,564)	(1,135)	2,065

Net cash (used in) provided by financing activities	(18,622)	505,629	248,410

Net (decrease) increase in cash and cash equivalents	(53,361)	225,393	(195,862)
Cash and cash equivalents at beginning of year	238,432	13,039	208,901

Cash and cash equivalents at end of year	$185,071	$238,432	$13,039

24.	QUARTERLY EARNINGS PERFORMANCE (UNAUDITED)

Quarterly Earnings Performance (1)

(Dollars in thousands, except per share data)

	2010				2009
	Fourth	Third	Second	First	Fourth	Third	Second	First
Interest income	$122,838	$124,641	$131,672	$128,774	$132,824	$124,668	$111,590	$109,630
Interest expense	22,491	25,682	28,340	30,455	33,262	37,233	37,483	45,750
Net interest income	100,347	98,959	103,332	98,319	99,562	87,435	74,107	63,880
Provision for loan and covered loan losses	35,166	41,435	45,392	72,548	70,077	90,016	21,521	17,805
Fee revenue	25,556	20,331	20,138	15,039	14,459	13,192	14,633	22,790
Net securities gains (losses)	9,309	3,029	(185)	29	(149)	(309)	7,067	772
Early extinguishment of debt	—	—	—	—	—	—	(985)	—
Non-interest expense	82,148	68,077	76,002	73,371	68,528	56,835	63,995	58,057
Income (loss) before income taxes	17,898	12,807	1,891	(32,532)	(24,733)	(46,533)	9,306	11,580
Income tax provision (benefit)	5,919	4,786	(766)	(11,676)	(9,556)	(18,789)	3,372	4,409
Net income (loss)	11,979	8,021	2,657	(20,856)	(15,177)	(27,744)	5,934	7,171
Net income attributable to noncontrolling interests	67	71	76	70	64	66	57	60
Net income (loss) attributable to controlling interests	11,912	7,950	2,581	(20,926)	(15,241)	(27,810)	5,877	7,111
Preferred stock dividends	3,409	3,405	3,399	3,394	3,389	3,385	3,399	2,270
Net income (loss) available to common stockholders	$8,503	$4,545	$(818)	$(24,320)	$(18,630)	$(31,195)	$2,478	$4,841

Basic earnings per share	$0.12	$0.06	$(0.01)	$(0.35)	$(0.30)	$(0.68)	$0.06	$0.15
Diluted earnings per share	$0.12	$0.06	$(0.01)	$(0.35)	$(0.30)	$(0.68)	$0.06	$0.14

Return on average common equity	3.31%	1.77%	-0.33%	-9.86%	-7.96%	-14.51%	1.45%	3.48%
Return on average assets	0.38%	0.25%	0.08%	-0.68%	-0.50%	-0.94%	0.23%	0.29%
Net interest margin – tax-equivalent	3.36%	3.31%	3.41%	3.36%	3.48%	3.09%	2.99%	2.68%

(1)	All ratios are presented on an annualized basis.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2010 was effective based on the specified criteria.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. That report, which expresses an unqualified opinion on the Company’s internal control over financial reporting as of December 31, 2010, is included in this Item under the heading “Attestation Report of Independent Registered Public Accounting Firm.”

Attestation Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of PrivateBancorp, Inc.

We have audited PrivateBancorp, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). PrivateBancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, PrivateBancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of PrivateBancorp, Inc. and subsidiaries as of December 31, 2010 and December 31, 2009, and the related consolidated statements of income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2010 of PrivateBancorp, Inc. and our report dated March 1, 2011 expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP

Chicago, Illinois
March 1, 2011

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Certain information regarding our executive officers is included under “Executive Officers” in Part 1, Item 1 of this Form 10-K and the information included therein is incorporated herein by reference.

Information regarding our directors will be included in our Proxy Statement to be filed for our 2011 Annual Meeting of Stockholders (the “Proxy Statement”) under the heading “Election of Directors” and the information to be included therein is incorporated herein by reference

Information regarding our directors’ and executive officers’ compliance with Section 16(a) of the Exchange Act will be included in the Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” and the information to be included therein is incorporated herein by reference.

Information regarding the Nominating and Corporate Governance Committee of our Board of Directors and the procedures by which our stockholders may recommend nominees to our Board of Directors, and information regarding the Audit Committee of our Board of Directors and its “audit committee financial expert”, will be included in the Proxy Statement under the heading “Corporate Governance” and the information to be included therein is incorporated herein by reference.

We have adopted a Code of Ethics as required by the NASDAQ listing standards and the rules of the SEC. The Code of Ethics applies to all of our directors, officers, including our Chief Executive Officer and Chief Financial Officer, and employees. The Code of Ethics is publicly available on our website at www.pvtb.com or at www.theprivatebank.com. If we make substantive amendments to the Code of Ethics or grant any waiver, including any implicit waiver, that applies to any of our directors or executive officers, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8-K in accordance with applicable NASDAQ and SEC rules.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information, as of December 31, 2010, relating to our equity compensation plans pursuant to which equity awards are authorized for issuance.

	Equity Compensation Plan Information

Equity Compensation Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Approved by security holders (1)	1,371,147	$27.66	3,343,077
Not approved by security holders (2)	2,085,604	28.18	-

Total	3,456,751	$27.97	3,343,077

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR

INDEPENDENCE

Information regarding certain relationships and related party transactions is included in our Proxy Statement under the heading “Transactions with Related Persons” and the information included therein is incorporated herein by reference. Information regarding our directors and their independence is included in the Proxy Statement under the heading “Corporate Governance” and the information included therein is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding the fees we paid our independent accountants, Ernst & Young LLP, during 2010 is included in the Proxy Statement under the heading “Principal Accounting Firm Fees” and the information included therein is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements

The following consolidated financial statements of the Registrant and its subsidiaries are filed as a part of this document under “Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.”

Report of Independent Registered Public Accounting Firm.

Consolidated Statements of Financial Condition as of December 31, 2010 and 2009.

Consolidated Statements of Income for the years ended December 31, 2010, 2009, and 2008.

Consolidated Statements of Changes in Equity for the years ended December 31, 2010, 2009, and 2008.

Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009, and 2008.

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

PRIVATEBANCORP, INC.

Registrant

By:	/S/ LARRY D. RICHMAN
Larry D. Richman
President and Chief Executive Officer

Date:	March 1, 2011

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Larry D. Richman and Jennifer R. Evans, and each of them, the true and lawful attorney-in-fact and agents of the undersigned, with full power of substitution and resubstitution, for and in the name, place and stead of the undersigned, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and hereby grants to such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully as to all intents and purposes as each of the undersigned might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 1, 2011.

Signatures	Title

/S/ LARRY D. RICHMAN	President, Chief Executive Officer and Director
Larry D. Richman

/S/ KEVIN M. KILLIPS	Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer
Kevin M. Killips

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

4.1

Certain instruments defining the rights of the holders of certain securities of PrivateBancorp, Inc. and certain of its subsidiaries, none of which authorize a total amount of securities in excess of 10% of the total assets of PrivateBancorp, Inc. and its subsidiaries on a consolidated basis, have not been filed as exhibits. PrivateBancorp, Inc. hereby agrees to furnish a copy of any of these agreements to the Securities and Exchange Commission upon request.

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

4.4

Warrant dated January 30, 2009, as amended, issued by PrivateBancorp, Inc. to the United States Department of the Treasury to purchase shares of common stock of PrivateBancorp, Inc. is incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K (File No. 001-34066) filed on February 3, 2009.

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

10.23

Form of Amendment Agreement dated as of January 28, 2010 by and between PrivateBancorp, Inc. and certain officers including Larry D. Richman, Karen B. Case, Bruce R. Hague and Bruce S. Lubin to amend each such officer’s agreements evidencing an award of performance shares granted under the PrivateBancorp, Inc. Strategic Long-Term Incentive Compensation Plan and/or the PrivateBancorp, Inc. 2007 Long-Term Incentive Compensation Plan is incorporated herein by reference to Exhibit 10.23 to the Annual Report on Form 10-K (File No. 001-34066) filed on March 1, 2010.

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

10.27

Amendment to Term Agreement, dated as of February 12, 2010, by and between PrivateBancorp, Inc. and Ralph B. Mandell is incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-34066) filed on May 10, 2010.

10.28

Employment Term Sheet Agreement among Larry D. Richman, PrivateBancorp, Inc. and The PrivateBank and Trust Company dated October 30, 2007 is incorporated herein by reference to Exhibit 10.7 to the Annual Report on Form 10-K (File No. 000-25887) filed on February 29, 2008.

10.29	Restricted Stock Award Agreement pursuant to the PrivateBancorp, Inc. 2007 Long-Term Incentive Compensation Plan between PrivateBancorp, Inc. and Larry D. Richman effective as of March 30,

2009 is incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-34066) filed on May 8, 2009.

10.30

Employment Term Sheet Agreement among Karen B. Case, PrivateBancorp, Inc. and The PrivateBank and Trust Company dated October 29, 2007 is incorporated herein by reference to Exhibit 10.8 to the Annual Report on Form 10-K (File No. 000-25887) filed on February 29, 2008.

10.31

Employment Term Sheet Agreement among Bruce R. Hague, PrivateBancorp, Inc. and The PrivateBank and Trust Company dated October 25, 2007 is incorporated herein by reference to Exhibit 10.9 to the Annual Report on Form 10-K (File No. 000-25887) filed on February 29, 2008.

10.32

Employment Term Sheet Agreement among Bruce S. Lubin, PrivateBancorp, Inc. and The PrivateBank and Trust Company dated October 24, 2007 is incorporated herein by reference to Exhibit 10.11 to the Annual Report on Form 10-K (File No. 000-25887) filed on February 29, 2008.

10.33

Term Sheet Agreement dated July 7, 2008 between The PrivateBank and Trust Company and Norman R. Bobins is incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 000-25887) filed on November 10, 2008.

10.34 (a)	Amendment to Term Sheet Agreement, dated as of May 27, 2010, by and between PrivateBancorp, Inc. and Norman R. Bobins.

10.35

Employment Term Sheet Agreement among Kevin M. Killips, PrivateBancorp, Inc. and The PrivateBank and Trust Company dated February 6, 2009 is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-25887) filed on February 9, 2009.

10.36

Salary Stock Award Agreement, dated as of March 18, 2010, by and between PrivateBancorp, Inc. and Kevin M. Killips is incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-34066) filed on May 10, 2010.

10.37

Form of Senior Executive Officer Letter Agreement and Waiver executed by each of the following as required pursuant to the Securities Purchase Agreement dated January 30, 2009 entered into between PrivateBancorp, Inc. and the United States Department of the Treasury under the TARP Capital Purchase Program: Larry D. Richman, Bruce Lubin, Bruce Hague, Karen Case, and Ralph B. Mandell, is incorporated herein by reference to Exhibit 10.33 to the Annual Report on Form 10-K (File No. 001-34066) filed on March 2, 2009.

11

Statement re: Computation of Per Share Earnings - The computation of basic and diluted earnings per share is included in Note 14 of the Company’s Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” included in this report on Form 10-K.

12 (a)	Statement re: Computation of Ratio of Earnings to Fixed Charges.

21 (a)	Subsidiaries of the Registrant.

23 (a)	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney (set forth on signature page).

31.1 (a)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 (a)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(1) (a) (b)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1 (a)	Certification of Chief Executive Officer of PrivateBancorp, Inc. under 31 C.F.R. Section 30.15.

99.2 (a)	Certification of Chief Financial Officer of PrivateBancorp, Inc. under 31 C.F.R. Section 30.15.

101 (a) (c)

The following financial statements from the PrivateBancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 2010, filed on March 1, 2011, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated statements of financial condition, (ii) consolidated statements of income, (iii) consolidated statements of changes in equity, (iv) consolidated statements of cash flows, and (v) the notes to consolidated financial statements.

(a)	Filed herewith.
(b)

This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

(c)

As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

Exhibits 10.7 through 10.37 are management contracts or compensatory plans or arrangements.